Form 10-Q/A
period 2005-09-30
GENERAL MOTORS CORP
filed 2006-03-28
CIK 40730

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
Large accelerated ☑                               Accelerated filer ☐                               Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2005, there were outstanding 565,506,606 shares of the issuer’s $1-2/3 par value common stock.
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
INDEX

		Page No.
Explanatory Note		3

Part I — Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2005 (as restated) and 2004 (as restated)	4

	Supplemental Information to the Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2005 (as restated) and 2004 (as restated)	5

	Condensed Consolidated Balance Sheets as of September 30, 2005 (as restated), December 31, 2004, and September 30, 2004 (as restated)	6

	Supplemental Information to the Condensed Consolidated Balance Sheets as of September 30, 2005 (as restated), December 31, 2004, and September 30, 2004 (as restated)	7

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 (as restated) and 2004 (as restated)	8

	Supplemental Information to the Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 (as restated) and 2004 (as restated)	9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 4.	Controls and Procedures	51

Part II – Other Information

Item 6.	Exhibits	53

Signatures		54

Certifications
Section 302 Certification of the Chief Executive Officer
Section 302 Certification of the Chief Financial Officer
Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
EXPLANATORY NOTE
     This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 initially filed with the Securities and Exchange Commission on November 9, 2005 is being filed to reflect restatements of GM’s Condensed Consolidated Balance Sheets as of September 30, 2005 and 2004, the related Condensed Consolidated Statements of Income for the three and nine month periods ended those dates, and the related Condensed Consolidated Statements of Cash Flows for the nine month periods ended those dates (the “Financial Statements”). These restatements reflect the effects of adjustments for the accounting related to various matters detailed in Note 1 to the Condensed Consolidated Financial Statements. These restatements reflect adjustments for transactions related to supplier credits, adjustments to the accounting for benefit plans, adjustments related to GM’s portfolio of vehicles on operating lease with daily rental car entities, and other items. Additionally, the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 have been restated with respect to the erroneous classification of cash flows from certain mortgage loan transactions as cash flows from operations instead of cash flows from investing activities. GM is also revising the discussion under Item 4, Controls and Procedures in order to reflect the effects of the restatements. Except with respect to these matters, the Financial Statements in this Form 10-Q/A do not reflect any events that have occurred after the Form 10-Q for the quarter ended September 30, 2005 was filed.

PART I
GENERAL MOTORS CORPORATION AND SUBSIDIARIES
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(As restated, see	(As restated,	(As restated, see	(As restated,
	Note 1)	see Note 1)	Note 1)	see Note 1)
	2005	2004	2005	2004
	(dollars in millions except per share amounts)
Total net sales and revenues	$47,182	$44,934	$141,424	$142,089

Cost of sales and other expenses	40,521	37,508	120,750	116,175
Selling, general, and administrative expenses	5,473	4,322	15,794	14,522
Interest expense	4,059	3,010	11,450	8,633

Total costs and expenses	50,053	44,840	147,994	139,330

Income (loss) before income taxes, equity income and minority interests	(2,871)	94	(6,570)	2,759
Income tax expense (benefit)	(1,107)	(39)	(2,324)	427
Equity income (loss) and minority interests	100	150	342	615

Net income (loss)	$(1,664)	$283	$(3,904)	$2,947

Basic earnings (loss) per share attributable to common stock (Note 10)	$(2.94)	$0.50	$(6.90)	$5.22

Earnings (loss) per share attributable to common stock assuming dilution (Note 10)	$(2.94)	$0.50	$(6.90)	$5.19

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(As restated,	(As restated,	(As restated,	(As restated,
	see Note 1)	see Note 1)	see Note 1)	see Note 1)
	2005	2004	2005	2004
	(dollars in millions)
AUTOMOTIVE AND OTHER OPERATIONS

Total net sales and revenues	$38,363	$37,065	$115,844	$118,404

Cost of sales and other expenses	38,130	35,030	113,996	108,755
Selling, general, and administrative expenses	3,285	2,212	9,442	8,379

Total costs and expenses	41,415	37,242	123,438	117,134

Interest expense	746	622	2,102	1,780
Net expense from transactions with Financing and Insurance Operations	96	77	283	204

(Loss) before income taxes, equity income, and minority interests	(3,894)	(876)	(9,979)	(714)
Income tax (benefit)	(1,468)	(357)	(3,531)	(836)
Equity income (loss) and minority interests	101	152	346	619

Net income (loss) – Automotive and Other Operations	$(2,325)	$(367)	$(6,102)	$741

FINANCING AND INSURANCE OPERATIONS

Total revenues	$8,819	$7,869	$25,580	$23,685

Interest expense	3,313	2,388	9,348	6,853
Depreciation and amortization expense	1,440	1,394	4,242	4,116
Operating and other expenses	2,161	2,079	6,171	6,238
Provisions for financing and insurance losses	978	1,115	2,693	3,209

Total costs and expenses	7,892	6,976	22,454	20,416
Net income from transactions with Automotive and Other Operations	(96)	(77)	(283)	(204)

Income before income taxes, equity income, and minority interests	1,023	970	3,409	3,473
Income tax expense	361	318	1,207	1,263
Equity income (loss) and minority interests	(1)	(2)	(4)	(4)

Net income – Financing and Insurance Operations	$661	$650	$2,198	$2,206

The above Supplemental Information is intended to facilitate analysis of General Motors Corporation’s businesses: (1) Automotive and Other Operations; and (2) Financing and Insurance Operations.
Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	(As restated,		(As restated,
	see Note 1)	Dec. 31,	see Note 1)
	Sept. 30, 2005	2004	Sept. 30, 2004
	(dollars in millions)
ASSETS

Cash and cash equivalents	$35,089	$35,993	$37,589
Marketable securities	18,012	21,737	21,034

Total cash and marketable securities	53,101	57,730	58,623
Finance receivables – net	177,082	199,600	193,282
Loans held for sale	17,581	19,934	20,116
Accounts and notes receivable (less allowances)	16,285	21,236	17,385
Inventories (less allowances) (Note 4)	14,175	12,247	12,544
Assets held for sale (Note 1)	18,748	—	—
Deferred income taxes	28,887	26,559	27,724
Net equipment on operating leases (less accumulated depreciation)	37,972	34,214	33,483
Equity in net assets of nonconsolidated affiliates	4,260	6,776	6,637
Property – net	39,616	39,020	37,432
Intangible assets – net (Note 5)	4,799	4,925	4,732
Other assets	56,912	57,680	57,182

Total assets	$469,418	$479,921	$469,140

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable (principally trade)	$29,886	$28,830	$26,404
Notes and loans payable	278,232	300,279	290,920
Liabilities related to assets held for sale (Note 1)	12,319	—	—
Postretirement benefits other than pensions	32,167	28,182	32,022
Pensions	9,968	9,455	7,824
Deferred income taxes	6,718	7,078	6,134
Accrued expenses and other liabilities	77,320	78,340	78,165

Total liabilities	446,610	452,164	441,469
Minority interests	829	397	369
Stockholders’ equity
$1-2/3 par value common stock (outstanding, 565,504,852; 565,132,021; and 564,804,464 shares)	943	942	941
Capital surplus (principally additional paid-in capital)	15,281	15,241	15,209
Retained earnings	9,295	14,062	14,487

Subtotal	25,519	30,245	30,637
Accumulated foreign currency translation adjustments	(1,630)	(1,194)	(1,678)
Net unrealized gains on derivatives	406	589	215
Net unrealized gains on securities	742	751	610
Minimum pension liability adjustment	(3,058)	(3,031)	(2,482)

Accumulated other comprehensive loss	(3,540)	(2,885)	(3,335)

Total stockholders’ equity	21,979	27,360	27,302

Total liabilities and stockholders’ equity	$469,418	$479,921	$469,140

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	(As restated,		(As restated,
	see Note 1)	Dec. 31,	see Note 1)
	Sept. 30, 2004	2004	Sept. 30, 2005
	(dollars in millions)
ASSETS
Automotive and Other Operations
Cash and cash equivalents	$13,695	$13,148	$12,984
Marketable securities	1,437	6,655	7,969

Total cash and marketable securities	15,132	19,803	20,953
Accounts and notes receivable (less allowances)	7,800	6,713	6,542
Inventories (less allowances) (Note 4)	13,755	11,717	12,035
Net equipment on operating leases (less accumulated depreciation)	7,302	6,488	6,764
Deferred income taxes and other current assets	9,778	10,794	10,813

Total current assets	53,767	55,515	57,107
Equity in net assets of nonconsolidated affiliates	4,260	6,776	6,637
Property – net	37,860	37,170	35,583
Intangible assets – net (Note 5)	1,674	1,599	1,445
Deferred income taxes	20,731	17,639	18,418
Other assets	41,101	40,844	41,251

Total Automotive and Other Operations assets	159,393	159,543	160,441
Financing and Insurance Operations
Cash and cash equivalents	21,394	22,845	24,605
Investments in securities	16,575	15,082	13,065
Finance receivables – net	177,082	199,600	193,282
Loans held for sale	17,581	19,934	20,116
Assets held for sale (Note 1)	18,748	—	—
Net equipment on operating leases (less accumulated depreciation)	30,670	27,726	26,719
Other assets	27,975	35,191	30,912
Net receivable from Automotive and Other Operations	3,399	2,426	2,548

Total Financing and Insurance Operations assets	313,424	322,804	311,247

Total assets	$472,817	$482,347	$471,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Automotive and Other Operations
Accounts payable (principally trade)	$26,784	$24,257	$23,287
Loans payable	1,509	2,062	2,540
Accrued expenses	43,280	46,202	45,461
Net payable to Financing and Insurance Operations	3,399	2,426	2,548

Total current liabilities	74,972	74,947	73,836
Long-term debt	30,929	30,460	30,065
Postretirement benefits other than pensions	27,445	23,477	28,070
Pensions	9,877	9,371	7,755
Other liabilities and deferred income taxes	16,273	16,206	15,943

Total Automotive and Other Operations liabilities	159,496	154,461	155,669
Financing and Insurance Operations
Accounts payable	3,102	4,573	3,117
Liabilities related to assets held for sale (Note 1)	12,319	—	—
Debt	245,794	267,757	258,315
Other liabilities and deferred income taxes	29,298	27,799	26,916

Total Financing and Insurance Operations liabilities	290,513	300,129	288,348

Total liabilities	450,009	454,590	444,017
Minority interests	829	397	369
Total stockholders’ equity	21,979	27,360	27,302

Total liabilities and stockholders’ equity	$472,817	$482,347	$471,688

The above Supplemental Information is intended to facilitate analysis of General Motors Corporation’s businesses: (1) Automotive and Other Operations; and (2) Financing and Insurance Operations.
Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	(As restated,	(As restated,
	see Note 1)	see Note 1)
	2005	2004
	(dollars in millions)
Net cash provided by operating activities (Note 1)	$(7,256)	$9,507

Cash flows from investing activities
Expenditures for property	(5,048)	(4,762)
Investments in marketable securities – acquisitions	(14,473)	(9,503)
Investments in marketable securities – liquidations	16,348	10,095
Net change in mortgage servicing rights	(101)	(276)
Increase in finance receivables	(6,781)	(30,220)
Proceeds from sales of finance receivables	27,802	16,811
Operating leases – acquisitions	(12,372)	(10,522)
Operating leases – liquidations	5,029	5,831
Investments in companies, net of cash acquired	1,367	(85)
Other	(1,018)	1,023

Net cash (used in) investing activities (Note 1)	10,753	(21,608)

Cash flows from financing activities
Net (decrease) increase in loans payable	(6,289)	1,559
Long-term debt – borrowings	49,194	57,505
Long-term debt – repayments	(50,834)	(44,822)
Cash dividends paid to stockholders	(863)	(847)
Other	5,020	3,763

Net cash (used in) provided by financing activities	(3,772)	17,158

Effect of exchange rate changes on cash and cash equivalents	(120)	(22)

Net (decrease) increase in cash and cash equivalents	(395)	5,035
Cash and cash equivalents reclassified to Assets Held for Sale	(509)	—
Cash and cash equivalents at beginning of the period	35,993	32,554

Cash and cash equivalents at end of the period	$35,089	$37,589

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Automotive and		Financing and
	Other		Insurance
	Nine Months Ended September 30,
	(As restated,	(As restated,	(As restated,	(As restated,
	see Note 1)	see Note 1)	see Note 1)	see Note 1)
	2005	2004	2005	2004
	(dollars in millions)
Net cash (used in) provided by operating activities (Note 1)	$(1,715)	$1,273	$(5,541)	$8,234

Cash flows from investing activities
Expenditures for property	(4,878)	(4,502)	(170)	(260)
Investments in marketable securities – acquisitions	(289)	(1,817)	(14,184)	(7,686)
Investments in marketable securities – liquidations	5,319	2,915	11,029	7,180
Net change in mortgage servicing rights	—	—	(101)	(276)
Increase in finance receivables	—	—	(6,781)	(30,220)
Proceeds from sales of finance receivables	—	—	27,802	16,811
Operating leases – acquisitions	—	—	(12,372)	(10,522)
Operating leases – liquidations	—	—	5,029	5,831
Net investing activity with Financing and Insurance Operations	1,500	—	—	—
Investments in companies, net of cash acquired	1,367	(94)	—	9
Other	(148)	348	(870)	675

Net cash provided by (used in) investing activities (Note 1)	2,871	(3,150)	9,382	(18,458)

Cash flows from financing activities
Net increase (decrease) in loans payable	8	(498)	(6,297)	2,057
Long-term debt – borrowings	97	845	49,097	56,660
Long-term debt – repayments	(21)	(72)	(50,813)	(44,750)
Net financing activity with Automotive & Other	—	—	(1,500)	—
Cash dividends paid to stockholders	(863)	(847)	—	—
Other	—	—	5,020	3,763

Net cash (used in) provided by financing activities	(779)	(572)	(4,493)	17,730
Effect of exchange rate changes on cash and cash equivalents	(36)	(47)	(84)	25
Net transactions with Automotive/Financing Operations	206	1,056	(206)	(1,056)

Net increase (decrease) in cash and cash equivalents	547	(1,440)	(942)	6,475
Cash and cash equivalents reclassified to Assets Held for Sale	—	—	(509)	—
Cash and cash equivalents at beginning of the period	13,148	14,424	22,845	18,130

Cash and cash equivalents at end of the period	$13,695	$12,984	$21,394	$24,605

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

Restatement of Financial Statements
Results of Operations
     In its original Quarterly Report on Form 10-Q for the period ended September 30, 2005, GM reflected certain restatement adjustments summarized under note (a) below. Subsequent to the issuance of the GM Quarterly Report on Form 10-Q for the period ended September 30, 2005, GM management determined that the accounting for certain supplier credits and other lump sum payments from suppliers in 2001 and subsequent years was in error. GM previously disclosed in a Current Report on Form 8-K dated November 9, 2005, that it would restate its financial statements to correct the accounting for credits and other lump sum payments from suppliers. GM has subsequently chosen to restate its financial statements for the additional errors identified in periods presented in this filing. The effects of the restatement adjustments on GM’s originally reported results of operations for the three and nine months ended September 30, 2005 and 2004 are summarized below.

	Net income (loss) for the three		Net income (loss) for the nine
	months ended September 30,		months ended September 30,
	2005	2004	2005	2004
		(dollars in millions)
As originally reported	$(1,633)	$440	$(3,811)	$3,061
Out of period adjustments (a)	—	(125)	—	(161)

As previously reported	$(1,633)	$315	$(3,811)	$2,900
Adjustments, net of tax, for:
Supplier credits (b)	11	(5)	26	(13)
Disposal loss adjustment (c)	17	—	(41)	—
Benefit plans economic assumptions (d)	(16)	2	(48)	4
Other, net of tax (e)	(43)	(29)	(30)	56

Total of above adjustments	(31)	(32)	(93)	47

As restated	$(1,664)	$283	$(3,904)	$2,947

(a)	As described in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended, during the fourth quarter of 2004, internal controls that had been put into place in connection with GM’s Sarbanes-Oxley Section 404 program at GMAC’s residential mortgage businesses identified certain out-of-period adjustments. The majority of these amounts resulted from items detected and recorded in the fourth quarter of 2004 that relate to prior 2004 quarters. As a result, GM has restated its 2004 quarterly and year-to-date financial statements. The most significant of these restatement adjustments relate to: (1) the estimation of fair values of certain interests in securitized assets, (2) the accounting for deferred income taxes related to certain secured financing transactions; and (3) the income statement effects of consolidating certain mortgage transfers previously recognized as sales.

Upon identification of these out-of-period adjustments, GM analyzed their effect, together with the effect of out-of-period adjustments related to Auto & Other that had been previously considered immaterial to GM on a consolidated basis, and concluded that, in the aggregate, they were significant enough to warrant restatement of GM’s 2004 quarterly results. The most significant of the Auto & Other out-of-period adjustments relates to GM’s accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which was initially reported in the first quarter of 2004 pursuant to FASB Staff Position (FSP) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-1 permitted companies to recognize the effect of the Act beginning with its enactment date (December 8, 2003), or defer recognition until the issuance of final rules by the FASB. In the second quarter of 2004, FSP 106-2 was issued which superseded FSP 106-1 and clarified how to account for the effect of the Act under circumstances where a company’s other postretirement employee benefits (OPEB) plan has a plan year-end that is different from the company’s fiscal year-end. This second quarter clarification provided guidance on the accounting for the effect of the Act in a manner different than GM had applied prior to restatement.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 1. Financial Statement Presentation (continued)
Restatement of Financial Statements (continued)
(c)	GM’s portfolio of vehicles on operating lease with daily rental car entities, which was impaired at lease inception, was prematurely revalued in 2005 to reflect increased anticipated proceeds upon disposal.

(d)	GM originally estimated its discount rate for the U.S. Hourly pension plan referencing certain indicators which, in view of evolving guidance, did not provide the best estimate to defease the pension liability. The above adjustments to 2005 results include the amounts, net of tax, to correct the original accounting estimates. Also, GM erroneously calculated the anticipated effect of cost reduction initiatives on its expected healthcare cost trend rate for 2002 and, as a result, understated that rate. The above adjustments to 2005 and 2004 results reflect the subsequent increase in accrued expense related to the 2001 calculation.

(e)	For periods covered by this filing, GM has recorded other accounting adjustments it has identified that were not recorded in the proper period. These out-of-period adjustments were not material to the financial statements as originally reported; however, as part of the restatement, they are being recognized in the period in which the underlying transactions occurred. The effect of these adjustments, net-of-tax, was $(43) million and $(29) million for the three months ended September 30, 2005 and 2004, respectively, and $(30) million and $56 million for the nine months ended September 30, 2005 and 2004, respectively. The significant out-of-period adjustments were related to the following matters: (1) Engineering and facility-related expenses recorded in improper periods; (2) Over-depreciation of certain fixed assets; (3) Reconciliation of prior year tax provisions to actual tax returns.
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
     The Corporation’s previous policy was to classify all the cash flow effects of providing wholesale loans to its independent dealers by GM’s Financing and Insurance Operations as an investing activity in its condensed consolidated statements of cash flows. This policy, when applied to the financing of inventory sales, had the effect of presenting an investing cash outflow and an operating cash inflow even though there was no cash inflow or outflow on a consolidated basis. The Corporation has changed its policy to eliminate this intersegment activity from its condensed consolidated statements of cash flows and, as a result of this change, all cash flow effects related to wholesale loans are reflected in the operating activities section of the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004. This reclassification better reflects the financing of the sale of inventory as a non-cash transaction to GM on a consolidated basis and eliminates the effects of intercompany transactions
     The effects of these adjustments on GM’s previously reported condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 are summarized below.

	Nine Months Ended September 30,
	2005		2004
		Financing		Financing
		and		and
	Consolidated	Insurance	Consolidated	Insurance
Net cash used in operating activities
As originally reported	$3,676	$6,158	$11,396	$10,123
Reclassification — wholesale loans	—	—	712	712

As previously reported	$3,676	$6,158	$12,108	$10,835
Restatement — mortgage related activities	(10,932)	(10,932)	(2,601)	(2,601)
Reclassification — net transactions with automotive/financing operations	—	(767)	—	—

As restated	$(7,256)	$(5,541)	$9,507	$8,234

Net cash provided by (used in) investing activities
As originally reported	$(179)	$(1,550)	$(23,497)	$(20,347)
Reclassification — Wholesale loans	—	—	(712)	(712)

As previously reported	$(179)	$(1,550)	$(24,209)	$(21,059)
Restatement — Mortgage related activities	10,932	10,932	2,601	2,601

As restated	$10,753	$9,382	$(21,608)	$(18,458)

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
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,
	2005		2004
	Previously		Previously
	reported	Restated	reported	Restated
	(dollars in millions except per share amounts)
GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Total net sales and revenues	$47,182	$47,182	$44,899	$44,934

Cost of sales and other expenses	40,372	40,521	37,372	37,508
Selling, general, and administrative expenses	5,473	5,473	4,342	4,322
Interest expense	4,059	4,059	3,010	3,010

Total costs and expenses	49,904	50,053	44,724	44,840

Income (loss) before income taxes, equity income and minority interests	(2,722)	(2,871)	175	94
Income tax (benefit) expense	(989)	(1,107)	10	(39)
Equity income (loss) and minority interests	100	100	150	150

Net income (loss)	$(1,633)	$(1,664)	$315	$283

Basic earnings (loss) per share attributable to common stock	$(2.89)	$(2.94)	$0.56	$0.50

Earnings (loss) per share attributable to common stock assuming dilution	$(2.89)	$(2.94)	$0.56	$0.50

	Nine Months Ended September 30,
	2005		2004
	Previously		Previously
	reported	Restated	reported	Restated
	(dollars in millions except per share amounts)
GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Total net sales and revenues	$141,424	$141,424	$141,983	$142,089

Cost of sales and other expenses	120,587	120,750	115,923	116,175
Selling, general, and administrative expenses	15,794	15,794	14,522	14,522
Interest expense	11,450	11,450	8,633	8,633

Total costs and expenses	147,831	147,994	139,078	139,330

Income before income taxes, equity income and minority interests	(6,407)	(6,570)	2,905	2,759
Income tax (benefit) expense	(2,254)	(2,324)	620	427
Equity income (loss) and minority interests	342	342	615	615

Net income (loss)	$(3,811)	$(3,904)	$2,900	$2,947

Basic earnings (loss) per share attributable to common stock	$(6.74)	$(6.90)	$5.14	$5.22

Earnings (loss) per share attributable to common stock assuming dilution	$(6.74)	$(6.90)	$5.11	$5.19

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 1. Financial Statement Presentation (continued)
Restatement of Financial Statements (continued)
SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,
	2005		2004
	Previously		Previously
	reported	Restated	reported	Restated
	(dollars in millions)
AUTOMOTIVE AND OTHER OPERATIONS
Total net sales and revenues	$38,363	$38,363	$37,065	$37,065

Cost of sales and other expenses	38,009	38,130	34,913	35,030
Selling, general, and administrative expenses	3,285	3,285	2,212	2,212

Total costs and expenses	41,294	41,415	37,125	37,242

Interest expense	746	746	622	622
Net expense from transactions with Financing and Insurance Operations	96	96	77	77

(Loss) before income taxes, equity income, and minority interests	(3,773)	(3,894)	(759)	(876)
Income tax (benefit)	(1,357)	(1,468)	(305)	(357)
Equity income (loss) and minority interests	101	101	152	152

Net income (loss) – Automotive and Other Operations	$(2,315)	$(2,325)	$(302)	$(367)

FINANCING AND INSURANCE OPERATIONS

Total revenues	$8,819	$8,819	$7,834	$7,869

Interest expense	3,313	3,313	2,388	2,388
Depreciation and amortization expense	1,440	1,440	1,338	1,394
Operating and other expenses	2,133	2,161	2,135	2,079
Provisions for financing and insurance losses	978	978	1,116	1,115

Total costs and expenses	7,864	7,892	6,977	6,976
Net income from transactions with Automotive and Other Operations	(96)	(96)	(77)	(77)

Income before income taxes, equity income and minority interests	1,051	1,023	934	970
Income tax expense	368	361	315	318
Equity income (loss) and minority interests	(1)	(1)	(2)	(2)

Net income — Financing and Insurance Operations	$682	$661	$617	$650

Net income (loss) by reportable operating segment / region
Automotive and Other Operations
GM North America (GMNA)	$(2,095)	$(2,165)	$(88)	$(166)
GM Europe (GME)	(382)	(363)	(236)	(207)
GM Latin America/Africa/Mid-East (GMLAAM)	(74)	(68)	27	17
GM Asia Pacific (GMAP)	114	126	78	74
Other Operations	122	145	(83)	(85)

Net income (loss) — Automotive and Other Operations	(2,315)	(2,325)	(302)	(367)
Financing and Insurance Operations
Net income — Financing and Insurance Operations	682	661	617	650

Net income (loss)	$(1,633)	$(1,664)	$315	$283

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 1. Financial Statement Presentation (continued)
Restatement of Financial Statements (continued)
SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30,
	2005		2004
	Previously		Previously
	reported	Restated	reported	Restated
	(dollars in millions)
AUTOMOTIVE AND OTHER OPERATIONS
Total net sales and revenues	$115,844	$115,844	$118,404	$118,404

Cost of sales and other expenses	113,776	113,996	108,603	108,755
Selling, general, and administrative expenses	9,442	9,442	8,379	8,379

Total costs and expenses	123,218	123,438	116,982	117,134

Interest expense	2,102	2,102	1,780	1,780
Net expense from transactions with Financing and Insurance Operations	283	283	204	204

(Loss) before income taxes, equity income, and minority interests	(9,759)	(9,979)	(562)	(714)
Income tax (benefit)	(3,383)	(3,531)	(630)	(836)
Equity income (loss) and minority interests	346	346	619	619

Net income (loss) – Automotive and Other Operations	$(6,030)	$(6,102)	$687	$741

FINANCING AND INSURANCE OPERATIONS

Total revenues	$25,580	$25,580	$23,579	$23,685

Interest expense	9,348	9,348	6,853	6,853
Depreciation and amortization expense	4,242	4,242	4,001	4,116
Operating and other expenses	6,228	6,171	6,244	6,238
Provisions for financing and insurance losses	2,693	2,693	3,218	3,209

Total costs and expenses	22,511	22,454	20,316	20,416
Net income from transactions with Automotive and Other Operations	(283)	(283)	(204)	(204)

Income before income taxes, equity income and minority interests	3,352	3,409	3,467	3,473
Income tax expense	1,129	1,207	1,250	1,263
Equity income (loss) and minority interests	(4)	(4)	(4)	(4)

Net income — Financing and Insurance Operations	$2,219	$2,198	$2,213	$2,206

Net income (loss) by reportable operating segment / region
Automotive and Other Operations
GM North America (GMNA)	$(4,849)	$(4,990)	$668	$544
GM Europe (GME)	(996)	(1,022)	(397)	(378)
GM Latin America/Africa/Mid-East (GMLAAM)	5	(12)	38	18
GM Asia Pacific (GMAP)	(438)	(409)	612	599
Other Operations	248	331	(234)	(42)

Net income (loss) — Automotive and Other Operations	(6,030)	(6,102)	687	741
Financing and Insurance Operations
Net income — Financing and Insurance Operations	2,219	2,198	2,213	2,206

Net income (loss)	$(3,811)	$(3,904)	$2,900	$2,947

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 1. Financial Statement Presentation (continued)
Restatement of Financial Statements (continued)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2005		2004
	Previously		Previously
	reported	Restated	reported	Restated
		(dollars in millions)
ASSETS

Cash and cash equivalents	$35,089	$35,089	$37,589	$37,589
Marketable securities	18,012	18,012	21,034	21,034

Total cash and marketable securities	53,101	53,101	58,623	58,623
Finance receivables – net	177,082	177,082	193,755	193,282
Loans held for sale	17,581	17,581	20,116	20,116
Accounts and notes receivable (less allowances)	16,285	16,285	17,379	17,385
Inventories (less allowances)	14,175	14,175	12,544	12,544
Assets held for sale	18,748	18,748	—	—
Deferred income taxes	28,499	28,887	27,219	27,724
Net equipment on operating leases (less accumulated depreciation)	37,972	37,972	33,016	33,483
Equity in net assets of nonconsolidated affiliates	4,260	4,260	6,637	6,637
Property – net	39,616	39,616	37,432	37,432
Intangible assets – net	4,799	4,799	4,732	4,732
Other assets	56,993	56,912	57,182	57,182

Total assets	$469,111	$469,418	$468,635	$469,140

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable (principally trade)	$29,886	$29,886	$26,404	$26,404
Notes and loans payable	278,232	278,232	290,920	290,920
Liabilities related to assets held for sale	12,319	12,319	—	—
Postretirement benefits other than pensions	32,101	32,167	31,948	32,022
Pensions	9,982	9,968	7,824	7,824
Deferred income taxes	6,718	6,718	6,134	6,134
Accrued expenses and other liabilities	76,620	77,320	77,417	78,165

Total liabilities	445,858	446,610	440,647	441,469
Minority interests	829	829	369	369
Stockholders’ equity
$1-2/3 par value common stock (outstanding 565,504,852; and 564,804,464 shares)	943	943	941	941
Capital surplus (principally additional paid-in capital)	15,281	15,281	15,209	15,209
Retained earnings	9,754	9,295	14,804	14,487

Subtotal	25,978	25,519	30,954	30,637
Accumulated foreign currency translation adjustments	(1,630)	(1,630)	(1,678)	(1,678)
Net unrealized gains on derivatives	406	406	215	215
Net unrealized gains on securities	742	742	610	610
Minimum pension liability adjustment	(3,072)	(3,058)	(2,482)	(2,482)

Accumulated other comprehensive loss	(3,554)	(3,540)	(3,335)	(3,335)

Total stockholders’ equity	22,424	21,979	27,619	27,302

Total liabilities and stockholders’ equity	$469,111	$469,418	$468,635	$469,140

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 1. Financial Statement Presentation (continued)
Restatement of Financial Statements (continued)
SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2005		2004
	Previously		Previously
	reported	Restated	reported	Restated
	(dollars in millions)
ASSETS
Automotive and Other Operations
Cash and cash equivalents	$13,695	$13,695	$12,984	$12,984
Marketable securities	1,437	1,437	7,969	7,969

Total cash and marketable securities	15,132	15,132	20,953	20,953
Accounts and notes receivable (less allowances)	7,800	7,800	6,542	6,542
Inventories (less allowances)	13,755	13,755	12,035	12,035
Net equipment on operating leases (less accumulated depreciation)	7,302	7,302	6,764	6,764
Deferred income taxes and other current assets	9,859	9,778	10,813	10,813

Total current assets	53,848	53,767	57,107	57,107
Equity in net assets of nonconsolidated affiliates	4,260	4,260	6,637	6,637
Property – net	37,860	37,860	35,583	35,583
Intangible assets – net	1,674	1,674	1,445	1,445
Deferred income taxes	20,343	20,731	18,086	18,418
Other assets	41,101	41,101	41,251	41,251

Total Automotive and Other Operations assets	159,086	159,393	160,109	160,441
Financing and Insurance Operations
Cash and cash equivalents	21,394	21,394	24,605	24,605
Investments in securities	16,575	16,575	13,065	13,065
Finance receivables – net	177,082	177,082	193,755	193,282
Loans held for sale	17,581	17,581	20,116	20,116
Assets held for sale	18,748	18,748	—	—
Net equipment on operating leases (less accumulated depreciation)	30,670	30,670	26,252	26,719
Other assets	27,975	27,975	30,733	30,912
Net receivable from Automotive and Other Operations	3,399	3,399	2,548	2,548

Total Financing and Insurance Operations assets	313,424	313,424	311,074	311,247

Total assets	$472,510	$472,817	$471,183	$471,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Automotive and Other Operations
Accounts payable (principally trade)	$26,784	$26,784	$23,287	$23,287
Loans payable	1,509	1,509	2,540	2,540
Accrued expenses	43,040	43,280	45,420	45,461
Net payable to Financing and Insurance Operations	3,399	3,399	2,548	2,548

Total current liabilities	74,732	74,972	73,795	73,836
Long-term debt	30,929	30,929	30,065	30,065
Postretirement benefits other than pensions	27,380	27,445	27,996	28,070
Pensions	9,891	9,877	7,755	7,755
Other liabilities and deferred income taxes	15,764	16,273	15,402	15,943

Total Automotive and Other Operations liabilities	158,696	159,496	155,013	155,669
Financing and Insurance Operations
Accounts payable	3,102	3,102	3,117	3,117
Liabilities related to assets held for sale	12,319	12,319	—	—
Debt	245,794	245,794	258,315	258,315
Other liabilities and deferred income taxes	29,346	29,298	26,750	26,916

Total Financing and Insurance Operations liabilities	290,561	290,513	288,182	288,348

Total liabilities	449,257	450,009	443,195	444,017
Minority interests	829	829	369	369
Total stockholders’ equity	22,424	21,979	27,619	27,302

Total liabilities and stockholders’ equity	$472,510	$472,817	$471,183	$471,688

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 1. Financial Statement Presentation (continued)
Restatement of Financial Statements (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2005		2004
	Previously		Previously
	reported	Restated	reported	Restated
	(dollars in millions)
Net cash used in operating activities	$3,676	$(7,256)	$12,108	$9,507

Cash flows from investing activities
Expenditures for property	(5,048)	(5,048)	(4,762)	(4,762)
Investments in marketable securities – acquisitions	(14,473)	(14,473)	(9,503)	(9,503)
Investments in marketable securities – liquidations	16,091	16,348	10,095	10,095
Net change in mortgage servicing rights	(1,089)	(101)	(1,151)	(276)
Increase in finance receivables	(15,843)	(6,781)	(31,731)	(30,220)
Proceeds from sales of finance receivables	27,802	27,802	16,811	16,811
Operating leases – acquisitions	(12,372)	(12,372)	(10,522)	(10,522)
Operating leases – liquidations	5,029	5,029	5,831	5,831
Investments in companies, net of cash acquired	1,367	1,367	(85)	(85)
Other	(1,643)	(1,018)	808	1,023

Net cash used in investing activities	(179)	10,753	(24,209)	(21,608)

Cash flows from financing activities
Net increase in loans payable	(6,289)	(6,289)	1,559	1,559
Long-term debt – borrowings	49,194	49,194	57,505	57,505
Long-term debt – repayments	(50,834)	(50,834)	(44,822)	(44,822)
Cash dividends paid to stockholders	(863)	(863)	(847)	(847)
Other	5,020	5,020	3,763	3,763

Net cash provided by (used in) financing activities	(3,772)	(3,772)	17,158	17,158

Effect of exchange rate changes on cash and cash equivalents	(120)	(120)	(22)	(22)

Net decrease in cash and cash equivalents	(395)	(395)	5,035	5,035
Cash and cash equivalents reclassified to Assets Held for Sale	—	(509)	—	—
Cash and cash equivalents at beginning of the period	35,993	35,993	32,554	32,554

Cash and cash equivalents at end of the period	$35,598	$35,089	$37,589	$37,589

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 1. Financial Statement Presentation (continued)
Restatement of Financial Statements (continued)
SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30, 2005
	Automotive
	and Other Operations		Financing and Insurance
	Previously		Previously
	reported	Restated	reported	Restated
	(dollars in millions)
Net cash provided by (used in) operating activities	$(2,482)	$(1,715)	$6,158	$(5,541)

Cash flows from investing activities
Expenditures for property	(4,878)	(4,878)	(170)	(170)
Investments in marketable securities – acquisitions	(289)	(289)	(14,184)	(14,184)
Investments in marketable securities — liquidations	5,319	5,319	10,772	11,029
Net change in mortgage servicing rights	—	—	(1,089)	(101)
Increase in finance receivables	—	—	(15,843)	(6,781)
Proceeds from sales of finance receivables	—	—	27,802	27,802
Operating leases – acquisitions	—	—	(12,372)	(12,372)
Operating leases – liquidations	—	—	5,029	5,029
Net investing activity with Financing and Insurance Operations	1,500	1,500	—	—
Investments in companies, net of cash acquired	1,367	1,367	—	—
Other	(148)	(148)	(1,495)	(870)

Net cash provided by (used in) investing activities	2,871	2,871	(1,550)	9,382

Cash flows from financing activities
Net (decrease) increase in loans payable	8	8	(6,297)	(6,297)
Long-term debt – borrowings	97	97	49,097	49,097
Long-term debt – repayments	(21)	(21)	(50,813)	(50,813)
Net financing activity with Automotive and Other Operations	—	—	(1,500)	(1,500)
Cash dividends paid to stockholders	(863)	(863)	—	—
Other	—	—	5,020	5,020

Net cash provided by (used in) financing activities	(779)	(779)	(4,493)	(4,493)
Effect of exchange rate changes on cash and cash equivalents	(36)	(36)	(84)	(84)
Net transactions with Automotive/Financing Operations	973	206	(973)	(206)

Net increase (decrease) in cash and cash equivalents	547	547	(942)	(942)
Cash and cash equivalents reclassified to Assets Held for Sale	—	—	—	(509)
Cash and cash equivalents at beginning of the year	13,148	13,148	22,845	22,845

Cash and cash equivalents at end of the year	$13,695	$13,695	$21,903	$21,394

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 1. Financial Statement Presentation (continued)
Restatement of Financial Statements (continued)
SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30, 2004
	Automotive
	and Other Operations		Financing and Insurance

	Previously		Previously
	reported	Restated	reported	Restated
	(dollars in millions)
Net cash provided by (used in) operating activities	$1,273	$1,273	$10,835	$8,234

Cash flows from investing activities
Expenditures for property	(4,502)	(4,502)	(260)	(260)
Investments in marketable securities – acquisitions	(1,817)	(1,817)	(7,686)	(7,686)
Investments in marketable securities — liquidations	2,915	2,915	7,180	7,180
Net change in mortgage servicing rights	—	—	(1,151)	(276)
Increase in finance receivables	—	—	(31,731)	(30,220)
Proceeds from sales of finance receivables	—	—	16,811	16,811
Operating leases – acquisitions	—	—	(10,522)	(10,522)
Operating leases – liquidations	—	—	5,831	5,831
Net investing activity with Financing and Insurance Operations	—	—	—	—
Investments in companies, net of cash acquired	(94)	(94)	9	9
Other	348	348	460	675

Net cash provided by (used in) investing activities	(3,150)	(3,150)	(21,059)	(18,458)

Cash flows from financing activities
Net (decrease) increase in loans payable	(498)	(498)	2,057	2,057
Long-term debt – borrowings	845	845	56,660	56,660
Long-term debt – repayments	(72)	(72)	(44,750)	(44,750)
Net financing activity with Automotive and Other Operations	—	—	—	—
Cash dividends paid to stockholders	(847)	(847)	—	—
Other	—	—	3,763	3,763

Net cash provided by (used in) financing activities	(572)	(572)	17,730	17,730
Effect of exchange rate changes on cash and cash equivalents	(47)	(47)	25	25
Net transactions with Automotive/Financing Operations	1,056	1,056	(1,056)	(1,056)

Net increase (decrease) in cash and cash equivalents	(1,440)	(1,440)	6,475	6,475
Cash and cash equivalents at beginning of the year	14,424	14,424	18,130	18,130

Cash and cash equivalents at end of the year	$12,984	$12,984	$24,605	$24,605

Assets and Liabilities Classified as Held for Sale
     On August 3, 2005, GMAC announced that it had entered into a definitive agreement to sell a 60% equity interest in GMAC Commercial Holding Corp. (GMAC Commercial Mortgage). The transaction is intended to allow GMAC Commercial Mortgage increased access to capital for continued growth of its business and GMAC to retain a significant economic interest. While the transaction received GMAC Board of Directors approval on August 2, 2005, it is expected that the transaction will be completed near the end of 2005, subject to all necessary conditions and approvals. For the three and nine months ended September 30, 2005, GMAC Commercial Mortgage’s earnings and cash flows are fully consolidated in GM’s Condensed Consolidated Statements of Income and Statements of Cash Flows. However, as a result of the agreement to sell a 60% equity interest, the assets and liabilities of GMAC Commercial Mortgage have been classified as held for sale separately in GM’s Condensed Consolidated Balance Sheet at September 30, 2005. The following table presents GMAC Commercial Mortgage’s major classes of assets and liabilities classified as held for sale as of September 30, 2005 (dollars in millions):

Cash and cash equivalents	$509
Marketable securities	2,217

Total cash and marketable securities	2,726
Finance receivables — net	3,382
Loans held for sale	8,448
Other assets	4,192

Total assets held for sale	$18,748

Accounts payable	$264
Debt	6,896
Deferred income taxes and other liabilities	5,056
Minority interest	103

Total liabilities related to assets held for sale	$12,319

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 1. Financial Statement Presentation (continued)
Presentation of Delphi Receivable
     As of September 30, 2005 GM’s Condensed Consolidated Balance Sheet reflects a change in presentation of a receivable due from Delphi Corporation (Delphi). The receivable represents amounts that Delphi owes to GM for OPEB relating to Delphi employees who were formerly GM employees and subsequently transferred back to GM as job openings at GM became available to them under certain employee “flowback” arrangements included in the 1999 Separation Agreement between GM and Delphi. GM is responsible to pay for the OPEB of the subject employees. In accordance with the terms of the 1999 Separation Agreement, Delphi will compensate GM for the total OPEB attributable to services rendered by the subject employees from their original GM service date through the date the subject employees flowed back to GM from Delphi. In prior periods this amount was netted against the OPEB liability carried on GM’s balance sheet. As a result of the change in presentation, GM’s September 30, 2005 Condensed Consolidated Balance Sheet reflects an $819 million increase in the amount presented primarily under “Other Assets” and a corresponding liability increase under “Postretirement Benefits Other than Pensions.” Cash settlement between GM and Delphi with respect to this receivable is scheduled to occur at the time of the employees’ estimated retirement dates. GM has not recorded an allowance for these receivables as of September 30, 2005. See Note 15.
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
NOTE 2. Acquisition and Disposal of Businesses
     On February 3, 2005, GM completed the purchase of 16.6 million newly-issued shares of common stock in GM Daewoo Auto & Technology Company (GM Daewoo, formerly referred to as GM-DAT) for approximately $49 million. This increased GM’s ownership in GM Daewoo to 48.2% from 44.6%. No other shareholders in GM Daewoo participated in the issue. On June 28, 2005, GM purchased from Suzuki Motor Corporation (Suzuki) 6.9 million shares of outstanding common stock in GM Daewoo for approximately $21 million. This increased GM’s ownership in GM Daewoo to 50.9%. Accordingly, as of June 30, 2005, GM began consolidating GM Daewoo. This increased GM’s total assets and liabilities as of June 30, 2005 by approximately $4.7 billion and $4.5 billion, respectively, including one-time increases of $1.6 billion of cash and marketable securities and $1.3 billion of long-term debt. GM has not yet completed its allocation of the total purchase price of GM Daewoo to its net assets.
     The following unaudited financial information for the three and nine months ended September 30, 2005 and 2004 represents amounts attributable to GM Daewoo on a basis consistent with giving effect to the increased ownership and consolidation as of January 1, 2004 (dollars in millions). The pro forma effect on net income is not significant compared to equity income recognized.

	Actual	Pro-forma	Pro-forma
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
Total net sales and revenues	$1,438	$962	$4,485	$2,976
Income (loss) before income taxes, equity income and minority interests	$59	$(56)	$102	$(37)
     On February 13, 2005, GM entered into certain agreements with Fiat S.p.A. (Fiat), under which GM and Fiat would terminate and liquidate all joint ventures between them and GM would acquire certain strategic assets from Fiat. Effective May 13, 2005 the liquidation of these joint ventures and GM’s acquisition of certain strategic assets from Fiat were completed. As a result, GM regained complete ownership of all of its respective assets originally contributed to each joint venture. GM acquired a 50 percent interest in a new joint venture limited to operating the powertrain manufacturing plant in Bielsko-Biala, Poland, that currently produces the 1.3 liter SDE diesel engine, and GM will co-own with Fiat key powertrain intellectual property, including the SDE and JTD diesel engines and the M20-32 six-speed manual transmission.
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
     On August 3, 2005, GMAC announced that it had entered into a definitive agreement to sell a 60% equity interest in GMAC Commercial Holding Corp. (GMAC Commercial Mortgage). As a result of the agreement, the assets and liabilities of GMAC’s Commercial Mortgage have been classified as held for sale separately in GM’s condensed consolidated balance sheet at September 30, 2005. See Note 1.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 3. Asset Impairments
     In the third quarter of 2005, GM reviewed the carrying value of certain long-lived assets held and used, other than goodwill and intangible assets with indefinite lives. These reviews resulted in after-tax impairment charges totaling $788 million ($468 million at GMNA, $176 million at GME, $99 million at GMLAAM, and $45 million at GMAP). Impairments primarily relate to product-specific assets but also include amounts related to office and production facilities. These changes were recorded in cost of sales and other expenses in the income statement.
     In addition, year to date results include an after-tax charge of $84 million, recorded at GMNA in the first quarter 2005, for the write-down to fair market value of various plant assets in connection with the cessation of production at the Lansing assembly plant. Total impairment charges were $872 million, after tax for the first nine months of 2005. There were no impairment charges in the first nine months of 2004.
     GM determined that, as of the end of the second quarter, the value of its investment in the common stock of FHI was impaired on an other than temporary basis. The write-down due to this impairment was $788 million, after tax, which was recorded in cost of sales and other expenses in the income statement.
NOTE 4. Inventories
     Inventories included the following (dollars in millions):

	Sept. 30,	Dec. 31,	Sept. 30,
	2005	2004	2004
Automotive and Other Operations
Productive material, work in process, and supplies	$6,329	$4,838	$5,876
Finished product, service parts, etc.	8,729	8,321	7,745

Total inventories at FIFO	15,058	13,159	13,621
Less LIFO allowance	(1,303)	(1,442)	(1,586)

Total inventories (less allowances)	$13,755	$11,717	$12,035

Financing and Insurance Operations
Off-lease vehicles	420	530	509

Total consolidated inventories (less allowances)	$14,175	$12,247	$12,544

NOTE 5. Goodwill and Acquired Intangible Assets
     The components of the Corporation’s acquired intangible assets as of September 30, 2005, and 2004 were as follows (dollars in millions):

	Gross Carrying	Accumulated	Net Carrying
September 30, 2005	Amount	Amortization	Amount

Automotive and Other Operations
Amortizing intangible assets:
Patents and intellectual property rights	$510	$108	$402
Non-amortizing intangible assets:
Goodwill			529
Pension intangible asset			743

Total goodwill and intangible assets			$1,674

Financing and Insurance Operations
Amortizing intangible assets:
Customer lists and contracts	$63	$41	$22
Trademarks and other	29	18	11
Covenants not to compete	18	18	0

Total	$110	$77	$33

Non-amortizing intangible assets:
Goodwill			3,092

Total goodwill and intangible assets			$3,125

Total consolidated goodwill and intangible assets			$4,799

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 5. Goodwill and Acquired Intangible Assets (concluded)

	Gross Carrying	Accumulated	Net Carrying
September 30, 2004	Amount	Amortization	Amount

Automotive and Other Operations
Amortizing intangible assets:
Patents and intellectual property rights	$303	$61	$242
Non-amortizing intangible assets:
Goodwill			550
Pension intangible asset			653

Total goodwill and intangible assets			$1,445

Financing and Insurance Operations
Amortizing intangible assets:
Customer lists and contracts	$66	$37	$29
Trademarks and other	40	19	21
Covenants not to compete	18	18	—

Total	$124	$74	$50

Non-amortizing intangible assets:
Goodwill			3,237

Total goodwill and intangible assets			$3,287

Total consolidated goodwill and intangible assets			$4,732

     Annual amortization expense relating to the existing intangible assets for each of the next five years is estimated at $35 million to $63 million.
     The changes in the carrying amounts of goodwill for the nine months ended September 30, 2005, and 2004, were as follows (dollars in millions):

			Total
			Auto &
	GMNA	GME	Other	GMAC	Total GM
Balance as of December 31, 2004	$154	446	$600	$3,274	$3,874
Goodwill acquired during the period	—	—	—	7	7
Effect of foreign currency translation	(8)	(63)	(71)	(46)	(117)
Impairment/Other	—	—	—	(143)	(143)

Balance as of September 30, 2005	$146	$383	$529	$3,092	$3,621

Balance as of December 31, 2003	$154	$413	$567	$3,223	$3,790

Goodwill acquired during the period	—	—	—	24	24
Effect of foreign currency translation	(1)	(11)	(12)	(3)	(15)
Other	(5)	—	(5)	(7)	(12)

Balance as of September 30, 2004	$148	$402	$550	$3,237	$3,787

NOTE 6. Investment in Nonconsolidated Affiliates
     Nonconsolidated affiliates of GM identified herein are those entities in which GM owns an equity interest and for which GM uses the equity method of accounting, because GM has the ability to exert significant influence over decisions relating to their operating and financial affairs. GM’s significant affiliates, and the percent of GM’s current equity ownership, or voting interest, in them include the following: Japan – FHI (20.1% at September 30, 2005 and 2004), Suzuki Motor Corporation (20.6% at September 30, 2005 and 20.4% at September 30, 2004); China – Shanghai General Motors Co., Ltd (50% at September 30, 2005 and 2004), SAIC GM Wuling Automobile Co., Ltd (34% at September 30, 2005 and 2004); Korea – GM Daewoo (50.9% at September 30, 2005 and 44.6% at September 30, 2004). With the increase in ownership to more than 50%, GM consolidated GM Daewoo at June 30, 2005 — see Note 2; Italy – GM-Fiat Powertrain (FGP) (dissolved at September 30, 2005 and 50% at September 30, 2004).
     Information regarding GM’s share of income for all nonconsolidated affiliates (as defined above) in the following countries is included in the table below (in millions):

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 6. Investment in Nonconsolidated Affiliates (concluded)
     GM’s share of nonconsolidated affiliates’ net income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
Italy	NA	$30	$32	$59
Japan	$45	$32	$140	$191
China	$86	$74	$218	$384
Korea	NA	$(25)	$17	$(18)
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
NOTE 7. Product Warranty Liability
     Policy, product warranty, and recall campaigns liability included the following (dollars in millions):

	Nine Months	Twelve Months	Nine Months
	Ended	Ended	Ended
	Sept. 30, 2005	Dec. 31, 2004	Sept. 30, 2004
Beginning balance	$9,315	$8,832	$8,832
Payments	(3,542)	(4,669)	(3,422)
Increase in liability (warranties issued during period)	4,009	5,065	3,800
Adjustments to liability (pre-existing warranties)	(274)	(85)	(163)
Effect of foreign currency translation and other adjustments	(204)	172	38

Ending balance	$9,304	$9,315	$9,085

     Policy, product warranty, and recall campaigns liability amounts in the table above include amounts with respect to certified-used vehicles. December 31 and September 30, 2004 balances have been revised accordingly to provide a comparative basis.
NOTE 8. Commitments and Contingent Matters
Commitments
     GM has guarantees related to its performance under operating lease arrangements and the residual value of lease assets totaling $639 million. Expiration dates vary, and certain leases contain renewal options. The fair value of the underlying assets is expected to mitigate GM’s obligations under these guarantees. Accordingly, no liabilities were recorded with respect to such guarantees.
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
     In connection with the Delphi spinoff, completed May 28, 1999, GM has provided limited guarantees with respect to benefits for former GM employees relating to pensions, post-retirement healthcare, and life insurance. No amounts have been recorded for such guarantees as the Corporation’s obligations under them, while probable, are not reasonably estimable. See Note 15.

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
     The SEC has issued subpoenas to GM in connection with various matters involving GM that it has under investigation. These matters include GM’s financial reporting concerning pension and OPEB, certain transactions between GM and Delphi, GM’s recovery of recall costs from suppliers and supplier price reductions or credits, and any obligation GM may have to fund pension and OPEB costs in connection with Delphi’s proceedings under Chapter 11 of the U.S. Bankruptcy Code.
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
     GM is cooperating with these ongoing investigations.
NOTE 9. Comprehensive Income (Loss)
     GM’s total comprehensive income (loss), net of tax, was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30

	2005	2004	2005	2004
Net income (loss)	$(1,664)	$283	$(3,904)	$2,947
Other comprehensive income (loss)	64	(177)	(655)	271

Total	$(1,600)	$106	$(4,559)	$3,218

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 10. Earnings Per Share Attributable to Common Stock
     The reconciliation of the amounts used in the basic and diluted earnings per share computations was as follows (in millions except per share amounts):

	$1-2/3 Par Value Common Stock
	Income		Per Share
	(Loss)	Shares	Amount
Three Months Ended September 30, 2005
Basic EPS
(Losses) attributable to common stock	$(1,664)	566	$(2.94)
Effect of Dilutive Securities
Assumed exercise of dilutive stock options	—	—	—

Diluted EPS
Adjusted (losses) attributable to common stock	$(1,664)	566	$(2.94)

Three Months Ended September 30, 2004
Basic EPS
Earnings attributable to common stock	$283	565	$0.50
Effect of Dilutive Securities
Assumed exercise of dilutive stock options	—	2	—

Diluted EPS
Adjusted earnings attributable to common stock	$283	567	$0.50

Nine Months Ended September 30, 2005
Basic EPS
(Losses) attributable to common stock	$(3,904)	565	$(6.90)
Effect of Dilutive Securities
Assumed exercise of dilutive stock options	—	—	—

Diluted EPS
Adjusted (losses) attributable to common stock	$(3,904)	565	$(6.90)

Nine Months Ended September 30, 2004
Basic EPS
Earnings attributable to common stock	$2,947	565	$5.22
Effect of Dilutive Securities
Assumed exercise of dilutive stock options	—	3	(0.03)

Diluted EPS
Adjusted earnings attributable to common stock	$2,947	568	$5.19

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 11. Depreciation and Amortization
     Depreciation and amortization included in cost of sales and other expenses and selling, general and administrative expenses for Automotive and Other Operations was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Depreciation	$1,256	$1,117	$3,818	$3,706
Amortization of special tools	1,907	737	3,526	2,237
Amortization of intangible assets	14	9	37	25

Total	$3,177	$1,863	$7,381	$5,968

NOTE 12. Pensions and Other Postretirement Benefits

	U.S. Plans		Non-U.S. Plans
	Pension Benefits		Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005	2004
	(dollars in millions)
Components of expense
Service cost	$279	$274	$69	$61	$188	$149
Interest cost	1,221	1,262	234	221	1,082	970
Expected return on plan assets	(1,974)	(1,956)	(184)	(167)	(421)	(274)
Amortization of prior service cost	291	320	26	24	(16)	(20)
Recognized net actuarial loss	517	464	70	48	585	276
Curtailments, settlements, and other	—	—	8	1	—	—

Net expense	$334	$364	$223	$188	$1,418	$1,101

	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005	2004
	(dollars in millions)
Components of expense
Service cost	$838	$822	$211	$183	$564	$455
Interest cost	3,663	3,785	710	659	3,242	2,954
Expected return on plan assets	(5,922)	(5,864)	(551)	(493)	(1,263)	(821)
Amortization of prior service cost	873	958	80	72	(47)	(60)
Recognized net actuarial loss	1,550	1,392	208	143	1,753	924
Curtailments, settlements, and other	112	34	91	8	2	—

Net expense	$1,114	$1,127	$749	$572	$4,251	$3,452

     During each of the second and the third quarters of 2005, GM withdrew $1 billion from its Voluntary Employees’ Beneficiary Association (VEBA) trust as a reimbursement for its retiree health care payments. On October 3, 2005, GM withdrew an additional $1 billion from the VEBA, and on a quarter-by-quarter basis is evaluating the need for additional withdrawals as the cost of health care continues to adversely affect GM’s liquidity.
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 14. Segment Reporting

					Total		Auto &		Other	Total
	GMNA	GME	GMLAAM	GMAP	GMA	Other	Other	GMAC	Financing	Financing
	(dollars in millions)
For the Three Months Ended September 30, 2005
Manufactured products sales and revenues:
External customers	$26,144	$6,837	$2,805	$2,893	$38,679	$(316)	$38,363	$8,710	$109	$8,819
Intersegment	(1,356)	312	186	859	1	(1)	—	—	—	—

Total manufactured products	$24,788	$7,149	$2,991	$3,752	$38,680	$(317)	$38,363	$8,710	$109	$8,819

Interest income (a)	$383	$96	$11	$17	$507	$(269)	$238	$601	$(138)	$463
Interest expense	$804	$114	$62	$45	$1,025	$(279)	$746	$3,320	$(7)	$3,313
Net income (loss)	$(2,165)	$(363)	$(68)	$126	$(2,470)	$145	$(2,325)	$654	$7	$661
Segment assets	$124,748	$23,463	$5,075	$9,402	$162,688	$(3,295)	$159,393	$314,194	$(770)	$313,424
For the Three Months Ended September 30, 2004
Manufactured products sales and revenues:
External customers	$26,969	$6,682	$1,961	$1,396	$37,008	$57	$37,065	$7,726	$143	$7,869
Intersegment	(663)	253	205	205	—	—	—	—	—	—

Total manufactured products	$26,306	$6,935	$2,166	$1,601	$37,008	$57	$37,065	$7,726	$143	$7,869

Interest income (a)	$269	$105	$5	$3	$382	$(194)	$188	$374	$(86)	$288
Interest expense	$669	$114	$23	$4	$810	$(188)	$622	$2,398	$(10)	$2,388
Net income (loss)	$(166)	$(207)	$17	$74	$(282)	$(85)	$(367)	$653	$(3)	$650
Segment assets	$129,415	$25,302	$3,965	$4,073	$162,755	$(2,314)	$160,441	$311,959	$(712)	$311,247
For the Nine Months Ended September 30, 2005
Manufactured products sales and revenues:
External customers	$80,267	$22,435	$7,681	$6,068	$116,451	$(607)	$115,844	$25,250	$330	$25,580
Intersegment	(2,976)	1,134	544	1,300	2	(2)	—	—	—	—

Total manufactured products	$77,291	$23,569	$8,225	$7,368	$116,453	$(609)	$115,844	$25,250	$330	$25,580

Interest income (a)	$997	$299	$40	$22	$1,358	$(721)	$637	$1,510	$(301)	$1,209
Interest expense	$2,317	$357	$124	$61	$2,859	$(757)	$2,102	$9,370	$(22)	$9,348
Net income (loss)	$(4,990)	$(1,022)	$(12)	$(409)	$(6,433)	$331	$(6,102)	$2,198	$—	$2,198
For the Nine Months Ended September 30, 2004
Manufactured products sales and revenues:
External customers	$86,600	$21,877	$5,454	$4,280	$118,211	$193	$118,404	$23,070	$615	$23,685
Intersegment	(1,762)	695	454	613	—	—	—	—	—	—

Total manufactured products	$84,838	$22,572	$5,908	$4,893	$118,211	$193	$118,404	$23,070	$615	$23,685

Interest income (a)	$667	$278	$13	$9	$967	$(487)	$480	$1,036	$(223)	$813
Interest expense	$1,963	$289	$33	$16	$2,301	$(521)	$1,780	$6,874	$(21)	$6,853
Net income (loss)	$544	$(378)	$18	$599	$783	$(42)	$741	$2,223	$(17)	$2,206

(a)	Interest income is included in net sales and revenues from external customers.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
Note 15. Subsequent Events
     On October 3, 2005, GM withdrew $1 billion from its VEBA trust as a reimbursement for its retiree health care payments.
     On November 1, 2005, Moody’s Investment Services downgraded GM’s ratings to B1 with a negative outlook. The ratings of GMAC were unaffected by the GM action and remain at Ba1with a review status of “direction uncertain.”
     On October 31, 2005, GM announced it will maintain its 50 cents per share quarterly dividend for the fourth quarter.
     On October 17, 2005, GM announced that it is exploring the possible sale of a controlling interest in GMAC to a strategic partner.
     On October 17, 2005, GM and the United Auto Workers (UAW) reached a tentative agreement to reduce GM’s health-care costs significantly while maintaining a high level of health-care benefits for its hourly employees and retirees in the United States. In reaching the tentative agreement, the UAW indicated its desire to seek court approval of those changes affecting retirees, and on October 18, 2005 filed such a lawsuit in U.S. federal court. Although GM continues to believe that it can lawfully make changes to retiree health-care benefits, GM and the UAW agreed as part of the overall tentative settlement that the UAW would seek court approval. GM also agreed to cooperate with the UAW to expedite such review and approval. Instituting such litigation is the initial step in implementing this element of the agreement.
     On October 11, 2005, GM completed the sale of its investment in the common stock of FHI to Toyota and through open market sales (including a tender of its FHI shares into FHI’s share repurchase program), for cash proceeds of approximately $770 million (net of transaction costs) and recorded a gain of approximately $80 million, pre-tax ($70 million after-tax) with respect to the sale in the fourth quarter of 2005 due to the appreciation of the fair value of GM’s investment in the common stock of FHI after June 30, 2005, the date of the FHI impairment charge.
     On October 8, 2005, Delphi filed a petition for Chapter 11 proceedings under the United States Bankruptcy Code for itself and many of its U.S. subsidiaries. Delphi is GM’s largest supplier of automotive systems, components and parts, and GM is Delphi’s largest customer.
     GM will work constructively in the court proceedings with Delphi, its unions and other participants in Delphi’s restructuring process. GM’s goal is to pursue outcomes that are in the best interests of GM and its stockholders, and that enable Delphi to continue as an important supplier to GM.
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
     Another risk is that various financial obligations Delphi has to GM as of the date of Delphi’s filing for Chapter 11, may be subject to compromise in the Chapter 11 proceedings resulting in GM receiving payment of only a portion of the face amount owed by Delphi. GM will seek to minimize this risk by protecting its right of set-off against amounts it owes to Delphi as of the date of Delphi’s Chapter 11 filing, currently estimated at $1.2 billion. However, the extent to which these obligations are covered by GM’s right to set-off may be subject to dispute by Delphi or its other creditors. Given that the bankruptcy court will resolve any such disputes, GM cannot provide any assurance that it will be able to fully or partially set-off such amounts. The financial impact of a substantial compromise of the $1.2 billion could have a material adverse impact on the financial position of GM, however, GM believes it is not currently possible to reasonably estimate the amount.
     In connection with GM’s split-off of Delphi in 1999, GM entered into separate agreements with the UAW, International Union of Electrical Workers and the United Steel Workers. In each of these three agreements (Benefit Guarantee Agreement(s)) GM provided contingent benefit guarantees to make payments for limited pension and post retirement health care and life insurance benefits (OPEB) to certain former GM U.S. hourly employees who transferred to Delphi as part of the split-off and meet the eligibility requirements for such payments (Covered Employees).

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
Note 15. Subsequent Events (continued)
     Each Benefit Guarantee Agreement contains separate benefit guarantees relating to pension, post-retirement health care and life insurance benefits. These limited benefit guarantees each have separate triggering events that initiate potential GM liability if Delphi fails to provide the corresponding benefit at the required level. Therefore, it is possible that GM could incur liability under one of the guarantees (e.g. pension) without triggering the other guarantees (e.g. post-retirement health care or life insurance). In addition, with respect to pension benefits, GM’s obligation under the pension benefit guarantees only arises to the extent that the combination of pension benefits provided by Delphi and the PBGC falls short of the amounts GM has guaranteed.
     The Chapter 11 filing by Delphi does not by itself trigger any of the benefit guarantees. In addition, the benefit guarantees expire on October 18, 2007 if not previously triggered by Delphi’s failure to pay the specified benefits. If a benefit guarantee is triggered before its expiration date, GM’s obligation could extend for the lives of affected Covered Employees, subject to the applicable terms of the pertinent benefit plans or other relevant agreements.
     The benefit guarantees do not obligate GM to guarantee any benefits for Delphi retirees in excess of the levels of corresponding benefits GM provides at any given time to GM’s own hourly retirees. Accordingly, if any of the benefits GM provides to its hourly retirees are reduced, there would be a similar reduction in GM’s obligations under the corresponding benefit guarantee.
     A separate agreement between GM and Delphi requires Delphi to indemnify GM if and to the extent GM makes payments under the benefit guarantees to the UAW employees or retirees. GM has received a notice from Delphi, that in the opinion of its Chief Restructuring Officer, it was more likely than not that GM would become obligated to provide benefits pursuant to the benefit guarantees to the UAW employees or retirees. The notice stated that Delphi was unable at this time to estimate the timing and scope of any benefits GM might be required to provide under those benefit guarantees. Any recovery by GM under indemnity claims against Delphi could be significantly limited as a result of the Delphi reorganization proceeding. As a result, GM’s claims for indemnity may not be paid in full.
     Although GM believes some losses under the guarantees are probable, for numerous reasons, including but not limited to the following, GM believes it is not currently possible to reasonably estimate the financial impact that the Corporation may eventually sustain, if any, due to the benefit guarantees. First, GM does not know whether the obligation to make any payments under the benefit guarantees will be triggered. Second, there are substantial uncertainties regarding the interpretation of the benefit guarantees. Third, it is impossible to predict what the impact of the Delphi bankruptcy will be on the benefits addressed by the benefit guarantees, including whether Delphi will be permitted by the Court to terminate its pension or OPEB plan for hourly workers and retirees or reduce the benefits under those plans, and the magnitude of any changes granted. Fourth, the number of former GM employees who will be covered under the guarantees is unknown. Fifth, the nature and amount of any payments GM may receive from the Chapter 11 estate of Delphi in consideration for Delphi’s commitment to indemnify GM for liabilities arising under the benefit guarantees are not presently estimable. Sixth, GM’s financial exposure is likely to be affected by the outcome of various negotiations between GM and Delphi, between Delphi and various unions and between GM and those same unions, and the impact of those negotiations on GM is not estimable. Seventh, it is not possible to ascertain the extent to which any payments made by the PBGC will lessen GM’s obligations under the pension guarantee. GM continues to evaluate the relevant facts and circumstances in order to make an appropriate determination as to when and to what extent it should record a liability due to the Delphi Chapter 11 filing.
     GM’s tentative health-care agreement with the UAW, discussed above, provides former GM employees who became Delphi employees the potential to earn up to seven years of credited service for purposes of eligibility for certain health-care benefits under the GM/UAW Benefit Guarantee.
     GM currently believes that it is probable that it has incurred a liability due to Delphi’s Chapter 11 filing. However, GM further believes that it is not presently able to reasonably estimate the amount, if any, it may ultimately pay under the benefit guarantees due to the foregoing uncertainties. The range of GM’s contingent exposure extends from there being potentially no material financial impact to the Corporation if the guarantees are not triggered, up to $12 billion at the high end, with amounts closer to the midpoint being considered more possible than amounts towards either of the extreme ends of this range. These views reflect GM’s current assessment that it is unlikely that a Chapter 11 process will result in both a termination of Delphi’s pension plan and complete elimination of its OPEB plans.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — concluded
(Unaudited)
Note 15. Subsequent Events (concluded)
     With respect to the possible cash flow impact on GM related to its ability to make either pension or OPEB payments, if any are required under the benefit guarantees, GM would expect to make such payments from ongoing operating cash flow and financings. Such payments, if any, are not expected to have a material effect on GM’s cash flows in the short-term. However, if payable, these payments would be likely to increase over time, and could have a material effect on GM’s liquidity in coming years. (For reference, Delphi’s 2004 Form 10-K reported that its total cash outlay for OPEB for 2004 was $226 million which included $154 million for both hourly and salaried retirees [the latter of which are not covered under the benefit guarantees], plus $72 million in payments to GM for certain former Delphi hourly employees that flowed back to retire from GM). If benefits to Delphi’s U.S. hourly employees under Delphi’s pension plan are reduced or terminated, the resulting effect on GM cash flows in future years due to the Benefit Guarantee Agreements is currently not reasonably estimable.
     In addition, various financial obligations Delphi has to GM, including the $819 million payable to GM described in Note 1, as of the date of Delphi’s filing for Chapter 11, may be subject to compromise in the Chapter 11 proceedings resulting in GM receiving payment of only a portion of the face amount owed by Delphi. GM will seek to minimize this risk by securing adequate protection, including protecting its right of set-off against amounts it owes to Delphi as of the date of Delphi’s Chapter 11 filing, currently estimated at $1.2 billion. However, the extent to which these obligations are covered by GM’s right to set-off may be subject to dispute by Delphi or its other creditors. Given that the bankruptcy court will resolve any such disputes, GM cannot provide any assurance that it will be able to fully or partially set-off such amounts. The financial impact of a substantial compromise of the $1.2 billion could have a material adverse impact on the financial position of GM but is not reasonably estimable at this time.

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
     The accompanying MD&A gives effect to the restatements of the 2005 and 2004 Quarterly Consolidated Financial Statements discussed in Note 1 to the Condensed Consolidated Financial Statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Recent Events
Health Care
     On October 17, 2005, GM and the United Auto Workers (UAW) reached a tentative agreement to reduce GM’s health-care costs significantly while maintaining a high level of health-care benefits for its hourly employees and retirees in the United States.
     The tentative agreement, subject to finalized language and UAW-GM member ratification, is projected to reduce GM’s retiree health-care (OPEB) liabilities by about $15 billion, or 25% of the Corporation’s hourly health-care liability, reduce GM’s annual employee health-care expense by about $3 billion on a pre-tax basis over a seven year amortization period, and result in cash savings estimated to be about $1 billion a year, after the agreement is fully implemented.
     The tentative agreement also commits GM to make contributions to a new independent Defined Contribution Voluntary Employees’ Beneficiary Association (VEBA) that will be used to mitigate the effect of reduced GM health-care coverage on individual hourly retirees. The new independent VEBA will be partially funded by GM contributions of $1 billion in each of three years, currently expected to be 2006, 2007 and 2011. GM will also make future contributions subject to provisions of the tentative agreement referencing profit sharing payments, wage deferral payments, increases in value of GM $1-2/3 par value common stock, and dividend payments.
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
Execute Revenue Growth Initiatives
     GMNA is keeping an intense focus on improving both revenue and contribution margin. GMNA remains committed to increase capital spending in support of new car and truck programs, despite financial pressures. The execution of new product introductions continues to be a major emphasis, as shown by the success of new entries such as the Chevrolet Cobalt, Impala, and HHR, the Hummer H3, Pontiac G6 and Solstice, and Cadillac STS and DTS. GMNA is reallocating capital and engineering to support more fuel-efficient vehicles, including hybrid and flex-fuel vehicles in the U.S., and is increasing production of displacement on demand engines and six-speed transmissions.
     Additional strategies to increase contribution margin include improving profitability on fleet business, including daily rental business. GM is also moderating the high cost of leasing through improved residual values and more targeted offers.
Revamp Sales and Marketing Strategy
     The greatest area of focus has been implementing Total Value Promise as a way of doing business, through pricing and/or content changes on approximately half of 2006 model year products, emphasizing total value to customers, and decreasing reliance on sales incentives. Clarifying, focusing, and differentiating the role of each North American brand continues to be an important goal. In addition, increasing advertising to support new products, improving the retail distribution network, and improving GM’s sales performance in major metropolitan markets will support growing GMNA’s business.
Reduce costs and continue manufacturing restructuring plan
     GMNA remains committed to achieving 100% or more capacity utilization in North America by 2008, based on conservative volume assumptions. This will require closing additional assembly and component plants, and reducing manufacturing employment levels by 25,000 or more in the 2005 to 2008 period. This is in addition to the one million-unit reduction in assembly capacity that has been achieved over the 2002 to 2005 period. The overall manufacturing-restructuring plan has been formulated, and the next steps will involve finalizing the plans in detail with the affected unions.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Recent Events (continued)
Reduce costs and continue manufacturing restructuring plan (concluded)
     Beyond this and the below-mentioned health care changes, GMNA has put in place other initiatives to reduce structural cost, for example, improving salaried, executive, and contract employee costs and productivity, through radically restructuring the business model in the U.S. and reducing headcount by 30% over the last five years. GMNA will continue this approach in 2006 in an orderly way, without disruption to GM’s ability to execute key business strategies. In addition, there have been no salary increases, bonus, or enhanced variable pay for 2005 for salaried employees and the executive group.
     Reducing material costs, by far the largest cost item, remains a critical part of GMNA’s overall cost reduction plans. Despite higher commodity prices and troubled supplier situations, GMNA is targeting for 2006 a net reduction of $1 billion after including the cost of significant product enhancements. Using the most competitive sources and globalizing the product development process are two major opportunities to reduce material costs.
Reduce Health-Care Costs
     Health-care cost incurred by GM in the U.S. is a critical area of uncompetitiveness for GM. The tentative agreement reached between GM and the UAW, discussed above, represents a major step in GM’s restructuring plan and efforts to reduce structural cost. In addition, consistent with past practice, GM is increasing the U.S. salaried workforce’s participation in the cost of health care.
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
     GM will continue to work constructively in the court proceedings with Delphi, Delphi’s unions, and other participants in Delphi’s restructuring process. GM’s goal is to pursue outcomes that are in the best interests of GM and its stockholders, and that enable Delphi to continue as an important supplier to GM.
     Delphi has indicated to GM that it expects no disruption in its ability to supply GM with the systems, components and parts it needs as Delphi pursues a restructuring plan under the Chapter 11 process. Although the challenges faced by Delphi during its restructuring process could create operating and financial risks for GM, that process is also expected to present opportunities for GM. These opportunities include reducing, over the long term, the significant cost penalty GM incurs in obtaining parts from Delphi, as well as improving the quality of systems, components and parts GM procures from Delphi as a result of the restructuring of Delphi through the Chapter 11 process. However, there can be no assurance that GM will be able to realize any benefits.
     There is a risk that Delphi or one or more of its affiliates may reject or threaten to reject individual contracts with GM, either for the purpose of exiting specific lines of business or in an attempt to increase the price GM pays for certain parts and components. As a result, GM might be materially adversely affected by disruption in the supply of automotive systems, components and parts that could force the suspension of production at GM assembly facilities.
     In addition, various financial obligations Delphi has to GM as of the date of Delphi’s Chapter 11 filing, including the $951 million payable for amounts that Delphi owed to GM relating to Delphi employees who were formerly GM employees and subsequently transferred back to GM as job openings became available to them under certain employee “flowback” arrangements as of the date of Delphi’s filing for Chapter 11, may be subject to compromise in the bankruptcy proceedings, which may result in GM receiving payment of only a portion of the face amount owed by Delphi.
     GM will seek to minimize this risk by protecting our right of setoff against the $1.15 billion we owed to Delphi as of the date of its Chapter 11 filing. A procedure for determining setoff claims has been put in place by the bankruptcy court. However, the extent to which these obligations are covered by our right to setoff may be subject to dispute by Delphi, the creditors committee, or Delphi’s other creditors, and limitation by the court. GM cannot provide any assurance that it will be able to fully or partially setoff such amounts. However, to date setoffs of approximately $52.5 million have been agreed to by Delphi and taken by GM. Although GM believes that it is probable that it will be able to collect all of the amounts due from Delphi, the financial impact of a substantial compromise of our right of setoff could have a material adverse impact on our financial position.
     In connection with GM’s spin-off of Delphi in 1999, GM entered into separate agreements with the UAW, the International Union of Electrical Workers and the United Steel Workers. In each of these three agreements (Benefit Guarantee Agreement(s)), GM provided contingent benefit guarantees to make payments for limited pension and OPEB expenses to certain former GM U.S. hourly employees who transferred to Delphi as part of the spin-off and meet the eligibility requirements for such payments (Covered Employees).
     Each Benefit Guarantee Agreement contains separate benefit guarantees relating to pension, postretirement health care and life insurance benefits. These limited benefit guarantees each have separate triggering events that initiate potential GM liability if Delphi fails to provide the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Recent Events (continued)
Delphi Bankruptcy (continued)
corresponding benefit at the required level. Therefore, it is possible that GM could incur liability under one of the guarantees (e.g., pension) without triggering the other guarantees (e.g., post- retirement health care or life insurance). In addition, with respect to pension benefits, GM’s obligation under the pension benefit guarantees only arises to the extent that the combination of pension benefits provided by Delphi and the Pension Benefit Guaranty Corporation (PBGC) falls short of the amounts GM has guaranteed.
     The Chapter 11 filing by Delphi does not by itself trigger any of the benefit guarantees. In addition, the benefit guarantees expire on October 18, 2007 if not previously triggered by Delphi’s failure to pay the specified benefits. If a benefit guarantee is triggered before its expiration date, GM’s obligation could extend for the lives of affected Covered Employees, subject to the applicable terms of the pertinent benefit plans or other relevant agreements.
     The benefit guarantees do not obligate GM to guarantee any benefits for Delphi retirees in excess of the levels of corresponding benefits GM provides at any given time to GM’s own hourly retirees. Accordingly, if any of the benefits GM provides to its hourly retirees are reduced, there would be a similar reduction in GM’s obligations under the corresponding benefit guarantee.
     A separate agreement between GM and Delphi requires Delphi to indemnify GM if and to the extent GM makes payments under the benefit guarantees to the UAW employees or retirees. GM received a notice from Delphi, dated October 8, 2005, that it was more likely than not that GM would become obligated to provide benefits pursuant to the benefit guarantees to the UAW employees or retirees. The notice stated that Delphi was unable at that time to estimate the timing and scope of any benefits GM might be required to provide under those benefit guarantees. Any recovery by GM under indemnity claims against Delphi might be subject to partial or complete discharge in the Delphi reorganization proceeding. As a result, GM’s claims for indemnity may not be paid in full.
     As part of the discussion to attain GM’s tentative health-care agreement with the UAW, GM provided former GM employees who became Delphi employees the potential to earn up to seven years of credited service for purposes of eligibility for certain health-care benefits under the GM/UAW benefit guarantee agreement.
     On March 22, 2006, GM, Delphi and the UAW reached a tentative agreement intended to reduce the number of U.S. hourly employees at GM and Delphi through an accelerated attrition program. The agreement is subject to approval by the bankruptcy court of Delphi’s participation in the agreement. If so approved, the agreement will provide for a combination of early retirement programs and other incentives designed to help reduce employment levels at both GM and Delphi. The agreement also calls for the flowback of 5,000 UAW-represented Delphi employees to GM by September 2007 (subject to extension). Eligible UAW-represented Delphi employees may elect to retire from Delphi or flow back to GM and retire. Under the agreement, GM has agreed to assume the financial obligations relating to the lump sum payments to be made to eligible Delphi U.S. hourly employees accepting normal or voluntary retirement incentives and certain post-retirement employee benefit obligations relating to Delphi employees who flow back to GM under the agreement. GM believes that the agreement will enhance the prospects for GM, the UAW and Delphi to reach a broad-based consensual resolution of issues relating to the Delphi restructuring. However, GM cannot provide any assurance that the bankruptcy court will approve of Delphi’s participation in the agreement (and if such approval is not obtained, GM and the UAW will have no obligations under the agreement) or that enough employees will agree to participate in the attrition program to reduce employment levels at Delphi sufficient to provide the benefits we anticipate.
     GM believes that it is probable that it has incurred a contingent liability due to Delphi’s Chapter 11 filing. GM believes that the range of the contingent exposures is between $5.5 billion and $12 billion, with amounts near the low end of the range considered more possible than amounts near the high end of the range assuming an agreement is reached among GM, Delphi, and Delphi’s unions. As a result, GM established a reserve of $5.5 billion ($3.6 billion after tax) as a non-cash charge in the fourth quarter of 2005, which as of November 9, 2005, the date of filing of the original Form 10-Q, was not considered estimable and therefore no liability was recognized in the third quarter of 2005. These views reflect GM’s current assessment that it is unlikely that a Chapter 11 process will result in both a termination of Delphi’s pension plan and complete elimination of its OPEB plans. The amount of this charge may change, depending on the result of discussions among GM, Delphi, and Delphi’s unions, and other factors. GM is currently unable to estimate the amount of additional charges, if any, which may arise from Delphi’s Chapter 11 filing. A consensual agreement to resolve the Delphi matter may cause GM to incur additional costs in exchange for benefits that would accrue to GM over time.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Recent Events (concluded)
Delphi Bankruptcy (concluded)
     With respect to the possible cash flow effect on GM related to its ability to make either pension or OPEB payments, if any are required under the benefit guarantees, GM would expect to make such payments from ongoing operating cash flow and financings. Such payments, if any, are not expected to have a material effect on GM’s cash flows in the short-term. However, if payable, these payments would be likely to increase over time, and could have a material effect on GM’s liquidity in coming years. (For reference, Delphi’s 2004 Form 10-K reported that its total cash outlay for OPEB for 2004 was $226 million, which included $154 million for both hourly and salaried retirees, the latter of whom are not covered under the benefit guarantees, plus $72 million in payments to GM for certain former Delphi hourly employees that flowed back to retire from GM). If benefits to Delphi’s U.S. hourly employees under Delphi’s pension plan are reduced or terminated, the resulting effect on GM cash flows in future years due to the Benefit Guarantee Agreements is currently not reasonably estimable.
GMAC Strategic Alternatives
     On October 17, 2005, GM announced that it is exploring the possible sale of a controlling interest in GMAC, with the goal of delinking GMAC’s credit rating from GM’s credit rating and renewing its access to low-cost financing. Although any transaction involving GMAC would reduce our interest in the earnings of GMAC, it is expected that the financial effects of that reduction would be offset by the value of any consideration we receive from a purchaser. We are working to finalize a transaction as rapidly as we can. Structuring a GMAC transaction is a complex endeavor and we cannot predict whether any transaction with respect to GMAC will occur, the terms of any transaction, the identity of any purchaser, or whether and over what period a transaction could achieve the principal strategic goals. Even if we do not complete a transaction involving GMAC, management believes that GMAC will be able to maintain the necessary liquidity to support GM vehicle sales with its vehicle financing activities in 2006.
     A sale of a controlling interest in GMAC would trigger a need to reassess the valuation attributable to the interest we sell and the interest we retain in GMAC. Even if we do not sell a controlling interest in GMAC, we will continue to reassess the value of GMAC on a periodic basis.
     GMAC also announced that it will continue to evaluate strategic and structural alternatives to help ensure that its residential mortgage business, Residential Capital Corp. (ResCap), retains its investment grade credit ratings.
Investigations
     GM has been cooperating with the government in connection with a number of investigations, including investigations concerning pension and OPEB and certain transactions between GM and Delphi.
     The Securities and Exchange Commission (SEC) has issued subpoenas to GM in connection with various matters involving GM that it has under investigation. These matters include GM’s financial reporting concerning pension and OPEB, certain transactions between GM and Delphi, supplier price reductions or credits, and any obligation GM may have to fund pension and OPEB costs in connection with Delphi’s proceedings under Chapter 11 of the U.S. Bankruptcy Code. In addition, the SEC recently issued a subpoena in connection with an investigation of our transactions in precious metal raw materials used in our automotive manufacturing operations, and a federal grand jury recently issued a subpoena in connection with supplier credits.
     Separately, SEC and federal grand jury subpoenas have been served on GMAC entities in connection with industry wide investigations into practices in the insurance industry relating to loss mitigation insurance products such as finite risk insurance.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
RESULTS OF OPERATIONS

Consolidated Results	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(dollars in millions)
Consolidated:
Total net sales and revenues	$47,182	$44,934	$141,424	$142,089
Net income (loss)	$(1,664)	$283	$(3,904)	$2,947
Net margin	(3.5)%	0.6%	(2.8)%	2.1%
Automotive and Other Operations:
Total net sales and revenues	$38,363	$37,065	$115,844	$118,404
Net income (loss)	$(2,325)	$(367)	$(6,102)	$741
Financing and Insurance Operations:
Total revenues	$8,819	$7,869	$25,580	$23,685
Net income	$661	$650	$2,198	$2,206
     The increase in third quarter 2005 total net sales and revenues, compared with third quarter 2004, was due to a $1.7 billion increase to GMA revenue of driven by a substantial increase at GMAP, primarily from the consolidation of GM Daewoo Auto & Technology Company (GM Daewoo) for the first time, and a 38% increase at GMLAAM, partially offset by an approximately 6% decline at GMNA. FIO revenue increased 12%, or $950 million.
     Consolidated net income decreased $1.9 billion to a net loss of $1.7 billion in the third quarter of 2005, compared to income of $283 million in the third quarter of 2004. The net loss at Auto & Other of $2.3 billion is primarily attributable to GMNA, which had a net loss of $2.2 billion, and GME, which had a net loss of $363 million. All automotive regions incurred charges for asset impairments, which totaled $788 million after tax. GMAC earned $654 million in the third quarter of 2005, up $1 million from the 2004 level, reflecting higher income from mortgage operations, partly offset by lower income from financing and insurance operations.
     For the nine months ended September 30, 2005, GM incurred a net loss of $3.9 billion, compared with net income of $2.9 billion in 2004. A significant loss at GMNA, primarily due to lower production volume, weaker product mix, material cost pressure, higher healthcare costs and asset impairment charges, is the primary reason for the overall net loss.
     On a consolidated basis, GM recognized a net tax benefit of $1.1 billion on a loss before taxes, equity income, and minority interests of $2.9 billion, resulting in an effective tax rate for the third quarter of 2005 of 39%. For the third quarter of 2005, GM’s income tax provision was based on the total of pre-tax income at statutory tax rates plus one-fourth of these expected benefits. Taxes were allocated to GM’s automotive regions based on tax rates used by management for evaluating their performance. Tax benefits in excess of those recognized in GMA are allocated to Other Operations.
Third quarter 2005 results included:
•	Consolidated net loss of $1.7 billion, or $2.94 per share;

•	Loss of $2.2 billion at GMNA, highlighting need for acceleration of turnaround plan;

•	Positive effects of GME restructuring plan;

•	Strong operating results at GMAP and GMLAAM;

•	Higher net income at GMAC despite challenging environment

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GM Automotive and Other Operations Financial Review

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in millions)
Auto & Other:
Total net sales and revenues	$38,363	$37,065	$115,844	$118,404
Net income (loss)	$(2,325)	$(367)	$(6,102)	$741
GMA net income (loss) by region:
GMNA	$(2,165)	$(166)	$(4,990)	$544
GME	(363)	(207)	(1,022)	(378)
GMLAAM	(68)	17	(12)	18
GMAP	126	74	(409)	599

Net income (loss)	$(2,470)	$(282)	$(6,433)	$783
Net margin	(6.4)%	(0.8)%	(5.5)%	0.7%
GM global automotive market share	14.6%	15.4%	14.4%	14.5%
Other:
Net income (loss)	$145	$(85)	$331	$(42)
     GM Auto & Other net sales and revenues increased $1.3 billion, or 3.5%, in the third quarter of 2005, compared to the year-earlier quarter. The increase was achieved despite a 5.8% decline in GMNA’s total revenues, which was more than offset as all other regions increased revenues over the third quarter of 2004. GM’s global market share was 14.6% and 15.4% for the third quarters of 2005 and 2004, respectively. GMNA’s market share decreased 2.9 percentage points, to 25.6% for the quarter, compared to 2004. Market share gains were achieved in GMLAAM and GMAP, while GME’s share declined 0.2% despite a slight increase in sales volume. See discussion below under each region.
     GMA incurred a net loss of $2.5 billion in the third quarter 2005, compared to a net loss of $282 million in 2004, primarily due to a substantial loss at GMNA, asset impairment charges in all regions, and a restructuring charge at GME.
     For the nine months ended September 30, 2005, GMA total net sales and revenues decreased $1.8 billion over the year-earlier period, with a decrease in GMNA of $7.5 billion more than offsetting increases in all other automotive regions. Over the same period, GMA incurred a net loss of $6.4 billion, compared to net income of $783 million in 2004, primarily resulting from a loss of $5.0 billion at GMNA.
     Other Operations earned net income of $145 million in the third quarter 2005 compared to a net loss of $85 million in the third quarter of 2004, and earned net income of $331 million for the nine months of 2005, compared to a net loss of $42 million for the year-earlier period. The improved performance in 2005 was primarily due to tax benefits allocated to Other Operations, partly offset by interest expense and legacy costs.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GM Automotive and Other Operations Financial Review (continued)
GM Automotive Regional Results
GM North America

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in millions)
GMNA:
Net income (loss)	$(2,165)	$(166)	$(4,990)	$544
Net margin	(8.7)%	(0.6)%	(6.5)%	0.6%

Production volume	(volume in thousands)
Cars	424	463	1,352	1,531
Trucks	722	746	2,224	2,412

Total GMNA	1,146	1,209	3,576	3,943

Vehicle unit sales
Industry – North America	5,518	5,247	15,840	15,316
GM as a percentage of industry	25.6%	28.5%	26.1%	27.0%

Industry – U.S.	4,735	4,524	13,538	13,116
GM as a percentage of industry	26.1%	29.3%	26.5%	27.6%
GM cars	22.6%	26.9%	23.1%	25.4%
GM trucks	28.8%	31.1%	29.2%	29.4%
     North American industry vehicle unit sales increased to 5.5 million in the third quarter of 2005 compared to 5.2 million in 2004, while GMNA’s market share decreased 2.9 percentage points to 25.6% from 28.5% in the third quarter of 2004. Over this period U.S. industry sales increased 4.7% to 4.7 million units. GM’s U.S. market share decreased by 3.2 percentage points, to 26.1%, compared to the third quarter of 2004. U.S. car market share declined to 22.6%from 26.9%, and U.S. truck market share decreased to 28.8%, down 2.3 percentage points.
     In the third quarter of 2005, GMNA recorded a net loss of $2.2 billion, a deterioration of $2.0 billion from 2004 net loss of $166 million. The decrease was primarily due to lower production volume, unfavorable product mix, higher health-care expense, unfavorable material costs, increased advertising costs, and charges for asset impairments. In addition, third quarter 2004 results included favorable adjustments for product liability reserves and an insurance settlement. Pricing was favorable for the quarter, with more newly launched products with low incentives, and fewer 2005 models available. Production volume was lower in 2005 by 63 thousand units, at 1.146 million for the quarter, compared to 1.209 million in the third quarter of 2004. Dealer inventories in the U.S. declined by 319 thousand to 818 thousand at September 30, 2005, from 1.137 million units at September 30, 2004. Product mix was unfavorable primarily due to a decrease in sales of large utility vehicles.
     After reviewing the carrying value of long-lived assets held and used, other than goodwill and intangible assets with indefinite lives, GMNA concluded that certain product-specific long-lived assets, as well as certain office and production facilities, were impaired. Accordingly, GMNA recorded an impairment charge of $468 million, after tax.
     North American industry vehicle unit sales increased 3.4% to 15.8 million in the nine months ended September 30, 2005 from 15.3 million in the same period of 2004, while GMNA’s market share decreased by 0.9 percentage point to 26.1% as of September 30, 2005, compared to 27.0% as of September 30, 2004.
     For the nine months ended September 30, 2005, industry vehicle unit sales in the United States increased 3.2% to 13.5 million units from 13.1 million units in the year-earlier period. GM’s 2005 year-to-date U.S. market share decreased to 26.5% from 27.6% for the same period in 2004. U.S. car market share declined by 2.3 percentage points to 23.1%, while U.S. truck market share decreased to 29.2%, down 0.2 percentage point from 2004.
     For the nine months ended September 30, 2005 GMNA incurred a net loss of $5.0 billion, compared to net income of $544 million in 2004, primarily due to lower production volume, unfavorable product mix, higher health-care expense, asset impairment charges, and increased advertising expense. In addition, results in the first quarter of 2005 included an after-tax charge of $140 million related to voluntary early retirement and other separation programs with respect to certain salaried employees in the U.S.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GM Automotive and Other Operations Financial Review (continued)
GM Europe

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(dollars in millions)
GME net loss	$(363)	$(207)	$(1,022)	$(378)
GME net margin	(5.1)%	(3.0)%	(4.3)%	(1.7)%

	(volume in thousands)
Production volume	412	411	1,415	1,387

Vehicle unit sales
Industry	4,955	4,833	15,927	15,762
GM as a percentage of industry	9.3%	9.5%	9.6%	9.5%

GM market share – Germany	10.5%	10.1%	10.9%	10.5%
GM market share – United Kingdom	13.7%	14.2%	14.7%	14.1%
     Industry vehicle unit sales increased in Europe during the third quarter of 2005 by 2.5% to 5.0 million, from 4.8 million in the third quarter of 2004, with strong year-over-year growth in most of the region, while sales in the U.K. declined slightly. GME’s vehicle unit sales volume was essentially flat, at 460 thousand, down 482 units versus third quarter 2004. GME’s market share declined 0.2 percentage point to 9.3%. Market share results were mixed throughout the region, with improvements in Germany, Italy, and Eastern Europe, and declines in the U.K., France, Spain, and other markets.
     Net loss for GME totaled $363 million and $207 million in the third quarters of 2005 and 2004, respectively. The third quarter 2005 loss includes after-tax asset impairment and ongoing restructuring charges of $176 million and $56 million respectively. These charges more than offset improvements in product mix and net price, favorable material costs, and structural costs improvements (including the effects of the restructuring initiative).
     For the first nine months of 2005, industry unit sales were up slightly from the 2004 period in Europe, to 15.9 million units. GM’s market share in the region increased 0.1 percentage point year-to-date in 2005, to 9.6%. GM’s share improved in both the U.K., up 0.6 percentage point to 14.7%, and in Germany, up 0.4 percentage point to 10.9%, compared to the first nine months of 2004.
     For the nine months ended September 30, 2005, GME’s net loss was $1,022 million, compared to $378 million for the same period in 2004. The increased loss was more than accounted for by after-tax restructuring charges totaling $604 million and the impairment charge noted above. These charges and unfavorable price more than offset favorable mix and material and structural cost improvements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GM Automotive and Other Operations Financial Review (continued)
GM Latin America/Africa/Mid-East

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in millions)
GMLAAM net income	$(68)	$17	$(12)	$18
GMLAAM net margin	(2.3)%	0.8%	(0.1)%	0.3%

	(volume in thousands)

Production volume	207	185	587	516
Vehicle unit sales
Industry	1,278	1,084	3,672	3,075
GM as a percentage of industry	17.5%	17.2%	17.2%	16.9%

GM market share – Brazil	21.1%	21.8%	20.7%	22.9%
     Industry vehicle unit sales in the LAAM region increased nearly 18% in the third quarter of 2005, to 1.278 million units, compared to the third quarter of 2004. Overall, GMLAAM’s market share for the region increased 0.3 percentage point, to 17.5% in the third quarter of 2005. GM’s market share gains in Venezuela and South Africa were partially offset by lower share in Brazil, reflecting the strong competitive environment.
     GMLAAM’s net loss of $68 million in the quarter is down from net income of $17 million in the third quarter of 2004. The third quarter loss is more than accounted for by impairment charges of $99 million. These charges, along with unfavorable exchange in Brazil, more than offset favorable volume, mix, and net price.
     In the first nine months of 2005, industry vehicle unit sales grew to 3.672 million units, up 19.4% over 2004. GM’s market share in the region increased to 17.2%, from 16.9% in 2004, despite a decrease in share in Brazil, down 2.2 percentage points to 20.7%.
     For the first nine months of 2005, GMLAAM incurred a net loss of $12 million, compared to net income of $18 million a year earlier, primarily due to the third quarter impairment charges.
GM Asia Pacific

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in millions)
GMAP net income	$126	$74	$(409)	$599
GMAP net margin	3.4%	4.6%	(5.6)%	12.2%

	(volume in thousands)
Production volume	409	314	1,142	947

Vehicle unit sales
Industry	4,459	4,130	13,631	12,747
GM as a percentage of industry	5.9%	5.1%	5.7%	5.2%

GM market share — Australia	17.5%	19.2%	18.0%	19.5%
GM market share — China	11.7%	9.1%	11.1%	9.6%
     Industry vehicle unit sales in the Asia Pacific region increased 8.0% in the third quarter of 2005 compared to the third quarter of 2004, to 4.5 million units, with more than half the unit increase in China, and growth throughout the region. GMAP increased its vehicle unit sales (including GM Daewoo and China affiliates) in the region by 52 thousand units, or 24.9% in the period, to 261 thousand units from 209 thousand in 2004, driven by a 49% increase in China. GMAP’s third quarter 2005 market share increased to 5.9%, from 5.1% in the third quarter of 2004. GMAP increased its market share in China to 11.7% in the third quarter of 2005, up from 9.1% in the third quarter of 2004. Market share in Australia decreased in the period to 17.5%, compared to 19.2% in the third quarter of 2004, primarily due to lower sales of full-sized cars.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GM Automotive and Other Operations Financial Review (concluded)
GM Asia Pacific (concluded)
     In the first nine months of 2005, industry vehicle unit sales in the region increased 884 thousand units, or 6.9%, to 13.6 million, over the year earlier period, while GMAP’s sales increased 115 thousand units, or 17.5%, to 774 thousand. GMAP’s growth was virtually accounted for by an increase of 102 thousand units in China, where market share grew 1.5 percentage points to 11.1% for the first nine months of 2005. Overall in the region, GMAP’s market share increased 0.5 percentage point, to 5.7%, compared to 2004.
     Net income from GMAP was $126 million and $74 million in the third quarters of 2005 and 2004, respectively. The increase of $52 million was primarily the result of improved results at GM Daewoo and higher equity income from GM Shanghai, partially offset by asset impairment charges of $45 million from GM Holden.
     For the nine-month periods ending September 30, 2005 and 2004, GMAP had a net loss of $409 million and net income of $599 million, respectively. The decrease in income was primarily due to the write-down to fair-market value of GM’s investment in Fuji, recognized as of June 30, 2005, discussed above. In addition, there were lower equity earnings from Shanghai GM in the first half of 2005.
     On June 28, 2005 GM increased its ownership in GM Daewoo to 50.9% from 48.2%. Accordingly, as of June 30, 2005, GM consolidated GM Daewoo. See Note 2 to the Consolidated Financial Statements.
Other Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in millions)
Other:
Total net sales, revenues, and eliminations	$(317)	$57	$(609)	$193
Net income (loss)	$145	$(85)	$331	$(42)
     Other Operations earned net income of $145 million and incurred a net loss of $85 million in the third quarters of 2005 and 2004, respectively. Results for 2005 include tax benefits of $311 million recognized in Other Operations. As discussed above, these benefits relate to various items that generally do not vary with changes in pre-tax income. These benefits were partially offset by legacy costs, interest expense, and exchange. Other operations results include after-tax legacy costs of $128 million, compared to $100 million in the third quarter of 2004, related to employee benefit costs of divested businesses, primarily Delphi, for which GM has retained responsibility.
     For the first nine months of 2005, Other Operations earned net income of $331 million, compared to a net loss of $42 million in the 2004 period. The improvement is attributable to tax benefits, as discussed above, of $858 million allocated to Other Operations in 2005, partially reduced by increases in legacy costs, interest expense, and exchange. Legacy costs of $369 million and $304 million were included in Other Operations’ results for 2005 and 2004, respectively.
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Health-Care Costs (concluded)
Because of the importance of OPEB liabilities to GM’s financial condition, GM management is pursuing an aggressive strategy on several fronts to mitigate the continued growth of these liabilities. These efforts include public policy initiatives, improvements to the health-care delivery system, enhanced consumer awareness of the effect of health-care choices and increased cost sharing with salaried and hourly employees. On October 17, 2005, GM and the United Auto Workers (UAW) reached a tentative agreement to reduce GM’s health-care costs significantly while maintaining a high level of health-care benefits for its hourly employees and retirees in the United States. See Note 15 to the Condensed Consolidated Financial Statements.
GMAC Financial Review
     GMAC’s net income was $654 million and $653 million in the third quarters of 2005 and 2004, respectively. Net income for the first nine months of both 2005 and 2004 was $2.2 billion. Third quarter 2005 earnings represent a record third quarter for GMAC and were achievable despite the unfavorable impact of Hurricane Katrina and continued negative credit rating agency actions. The increase in third quarter earnings were due to strong performance of GMAC’s Mortgage Operations which more than offset lower earnings from financing and a modest decline in insurance earnings as compared to the prior year. As a result of Hurricane Katrina , GMAC’s third quarter earnings were negatively impacted by approximately $161 million with the majority of the impact related to credit losses in the lending businesses- both auto finance and mortgage-with less significant losses in the insurance business.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in millions)
Financing operations	$153	$288	$747	$1,137
Mortgage operations	412	270	1,173	830
Insurance operations	89	95	278	256

Net income	$654	$653	$2,198	$2,223

     Net income from GMAC’s financing operations totaled $153 million in the third quarter of 2005, compared with $288 million earned in the same period of the prior year. For the nine months ended September 30, 2005 and 2004, financing operations earned $747 million and $1.1 billion, respectively. The decrease reflects the unfavorable effect of lower net interest margins as a result of increased borrowing costs and the unfavorable effect of reserves related to Hurricane Katrina. The reserves for insurance and mortgage losses related to Hurricane Katrina and the decline in net interest margins were somewhat mitigated by the effect of improved used vehicle prices on terminating leases, favorable consumer credit provisions (primarily as a result of lower asset levels in the third quarter of 2005 compared to the third quarter of 2004), and a decrease in advertising expenses related to joint marketing programs with GM.
     Mortgage operations earned record quarterly earnings of $412 million in the third quarter of 2005, an increase of 53% from the $270 million earned in the third quarter of the prior year. For the first nine months of 2005 and 2004, mortgage earnings were $1.2 billion and $830 million, respectively. Earnings increased as a result of higher loan production, resulting in an increase in gains on sales of loans. In addition, the favorable effects of valuation gains on the investment portfolio and favorable mortgage servicing results mitigated lower net interest margins due to increased borrowing costs. GMAC Commercial Mortgage also experienced an increase in 2005 earnings compared to the prior year, largely due to increased loan production, higher asset levels, and increases in fee income. In August 2005, GMAC entered into a definitive agreement to sell a 60% interest in GMAC Commercial Mortgage.
     GMAC’s insurance operations earned $89 million in the third quarter of 2005, compared to $95 million earned in the third quarter of 2004. For the year to date periods of 2005 and 2004, insurance operations earned $278 million and $256 million, respectively. Lower net income for the third quarter of 2005 compared to 2004 is attributable to an increase in the combined ratio from 93.5% to 94.6%. During the third quarter of 2005, $18 million of after-tax incurred losses were recorded related to Hurricane Katrina, primarily offset by a decrease in ratio of losses incurred to earned premium for service contracts. Acquisition and underwriting expenses also increased during the quarter. For the first nine months of 2005 as compared to the same period of 2004, the combined ratio improved to 94.3% from 94.7% due to a decrease in losses incurred primarily offset by an increase in acquisition and underwriting expenses. In addition, increased underwriting results from international operations

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GMAC Financial Review (concluded)
contributed to the increase in income for the first nine months of 2005, compared to 2004. Investment income increased in the third quarter and first nine months of 2005 compared to the same 2004 periods. The increase was primarily the result of larger debt and equity portfolios of invested assets. GMAC insurance maintained a strong investment portfolio, with a market value of $7.8 billion at September 30, 2005, including net unrealized gains of $563 million.
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
LIQUIDITY AND CAPITAL RESOURCES
Statements of Cash Flows Restatements and Reclassifications
     For the three and nine months ended September 30, 2005 and 2004, GM restated its Condensed Consolidated Statements of Cash Flows to correct for the erroneous classification of cash flows from certain mortgage loan transactions as cash flows from operations instead of cash flows from investing activities.
     After considering the concerns raised by the staff of the SEC as of December 31, 2004, management concluded that certain amounts in the Condensed Consolidated Statements of Cash Flows for the year ended December 31, 2004 should be reclassified to appropriately present net cash provided by operating activities and net cash used in investing activities. These amounts have been reclassified consistently as of September 30, 2004.
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
Automotive and Other Operations
     At September 30, 2005, cash, marketable securities, and $4.1 billion ($3.5 billion at December 31, 2004 and September 30, 2004) of readily-available assets of the VEBA trust totaled $19.2 billion, compared with $23.3 billion at December 31, 2004 and $24.5 billion at September 30, 2004. The decrease of approximately 18% from December 31, 2004 was primarily the result of the net loss of Auto & Other for the first nine months of 2005, and payments totaling approximately $2.7 billion related to the GME restructuring initiative and to the agreement reached in February 2005 between GM and Fiat to terminate the Master Agreement (including the Put Option) between them, settle various disputes related thereto, and other matters. The amount of GM’s consolidated cash and marketable securities is subject to intra-month and seasonal fluctuations and includes balances held by various GM business units and subsidiaries worldwide that are needed to fund their operations. In the first nine months of 2005, GMAC paid GM $1.5 billion in dividends. As of September 30, 2005, $1.4 billion of cash and marketable securities was included in GM’s balances as a result of the consolidation of GM Daewoo. The increase to $4.1 billion in readily-available assets in the VEBA (as compared to $3.5 billion at December 31, 2004) results from higher withdrawal capacity from the hourly VEBA trust due to increased other postretirement employee benefit payments, and the addition of withdrawal capacity from the salaried VEBA that was funded in 2004. Total assets in the VEBA and 401(h) trusts used to pre-fund part of GM’s other postretirement benefits liability approximated $20.3 billion at September 30, 2005, $20.0 billion at December 31, 2004, and $16.0 billion at September 30, 2004.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
LIQUIDITY AND CAPITAL RESOURCES (continued)
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
     Long-term debt was $30.9 billion at September 30, 2005, compared with $30.5 billion at December 31, 2004 and $30.1 billion at September 30, 2004. As of September 30, 2005, $1.3 billion of long-term debt was included in GM’s balance as a result of the consolidation of GM Daewoo. The ratio of long-term debt to the total of long-term debt and GM’s net assets of Automotive and Other Operations was 100.3% at September 30, 2005, 85.7% at December 31, 2004, and 86.3% at September 30, 2004. The ratio of long-term debt and short-term loans payable to the total of this debt and GM’s net assets of Automotive and Other Operations was 100.3% at September 30, 2005, 86.5% at December 31, 2004, and 87.2% at September 30, 2004.
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
Financing and Insurance Operations
     At September 30, 2005, GMAC’s consolidated assets totaled $314.2 billion, compared with $324.2 billion at December 31, 2004 and $312.0 billion at September 30, 2004. The decrease from December 31, 2004 was attributable to a decrease in net finance receivables and loans, from $200.2 billion at December 31, 2004 to $177.2 billion at September 30, 2005, driven by decreases in retail and wholesale automotive receivables, partly offset by an increase in loans held for sale and investments in operating leases. The increase in GMAC’s consolidated assets at September 30, 2005 compared with September 30, 2004 was due to higher balances of investment securities, loans held for sale, and investment in operating leases, largely offset by decreases in retail and wholesale automotive receivables. As of September 30, 2005, $18.7 billion of assets and $12.3 billion of related liabilities of GMAC Commercial Mortgage were reclassified as held for sale.
     Consistent with the changes in asset levels, GMAC’s total debt decreased to $245.7 billion at September 30, 2005, compared with $267.7 billion at December 31, 2004. Debt was lower by $5.7 billion at September 30, 2004, at $251.4 billion. GMAC’s ratio of total debt to total stockholder’s equity at September 30, 2005 was 10.7:1, compared with 11.9:1 at December 31, 2004, and 11.1:1 at September 30, 2004. GMAC’s liquidity, as well as its ability to profit from ongoing activity, is in large part dependent upon its timely access to capital and the costs associated with raising funds in different segments of the unsecured and secured capital markets. Part of GMAC’s strategy in managing liquidity risk has been to develop diversified funding sources across a global investor base and to extend debt maturities over a longer period of time, thereby maintaining sufficient cash balances. As an important part of its overall funding and liquidity strategy, GMAC maintains substantial bank lines of credit. These bank lines of credit, which totaled $48.8 billion at September 30, 2005, provide “back-up” liquidity and represent additional funding sources, if required. In addition, GMAC enters into secured funding facilities whereby, in certain facilities, third parties (including third-party asset-backed commercial paper conduits) have committed to purchase a minimum amount of receivables through a designated period of time. The unused portion of the committed and uncommitted facilities totaled $35.6 billion at September 30, 2005. GMAC has also been able to diversify its unsecured funding through the formation of ResCap. ResCap was formed as the holding company of GMAC’s residential mortgage business and in the second quarter of 2005 successfully achieved an investment grade rating (independent from GMAC) and issued $4.0 billion of unsecured debt through a private placement offering. Following the bond offering, in July 2005, ResCap closed a $3.5 billion syndication of its bank facilities, which are intended to be used primarily for general corporate and working capital purposes, as well as to repay GMAC affiliate borrowings, thus providing additional liquidity to GMAC. Additionally, GMAC has increased the use of secured funding

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
LIQUIDITY AND CAPITAL RESOURCES (concluded)
Financing and Insurance Operations (concluded)
sources beyond traditional asset classes and geographic markets and has also increased the use of automotive whole loan sales. The increased use of whole loan sales is part of the migration to an “originate and sell” model for the U.S. automotive finance business. Through September 2005, GMAC has executed $9 billion in whole loan sales up from $4 billion for the same period in 2004
     In August 2005 GMAC announced that it had entered into a definitive agreement to sell a 60% equity interest in GMAC Commercial Mortgage, while maintaining the remaining 40% equity interest. Under the terms of the transaction, GMAC Commercial Mortgage will repay all intercompany loans to GMAC upon the closing, thereby providing GMAC significant incremental liquidity.
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
Assets in off-balance sheet entities were as follows (dollars in millions):

	Sept. 30,	Dec. 31,	Sept. 30,
	2005	2004	2004
Automotive and Other Operations
Assets leased under operating leases	$2,431	$2,553	$2,525
Trade receivables sold (1)	980	1,210	703

Total	$3,411	$3,763	$3,228

Financing and Insurance Operations
Receivables sold or securitized:
- Mortgage loans	$97,887	$79,389	$74,848
- Retail finance receivables	6,523	5,615	5,727
- Wholesale finance receivables	16,688	21,291	21,425

Total	$121,098	$106,295	$102,000

(1)	In addition, trade receivables sold to GMAC were $476 million, $549 million and $478 million for the periods ended September 30, 2005, December 31, 2004, and September 30, 2004, respectively.
BOOK VALUE PER SHARE
     Book value per share was determined based on the liquidation rights of the common stockholders. Book value per share of GM $1-2/3 par value common stock was $38.87 at September 30, 2005, $48.41 at December 31, 2004, and $48.34 at September 30, 2004.
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
      As of September 30, 2005, GM’s book value per share was significantly higher than the trading price of its $1-2/3 par value common stock. GM believes that this difference is driven mainly by marketplace uncertainty surrounding future events at GM.
      We also believe the fact that GM’s book value exceeds the recent trading price of its $1-2/3 par value common stock is a potential indicator of impairment. Presently, none of these uncertainties warrant modification to the amounts reflected in GM’s consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
EMPLOYMENT AND PAYROLLS
Worldwide employment for GM and its consolidated subsidiaries at September 30, (in thousands)

	2005	2004
GMNA	173	181
GME	56	62
GMLAAM	32	28
GMAP	27	14
GMAC	34	33
Other	3	5

Total employees	325	323

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Worldwide payrolls — (in billions)	$5.2	$4.9	$15.6	$15.9

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS (concluded)

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
Among other matters, management’s assessment identified the following material weaknesses, significant deficiency and material change:
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
(E) In July 2005, GMAC implemented a new general ledger system for two of GMAC’s segments — GMAC’s North America Operations and Insurance Operations, in a single instance. GMAC has assessed the internal controls over the key processes affected by the system change, and concluded that adequate internal control over financial reporting has been maintained.
Other than indicated above, there were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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