Form 10-K
period 2005-12-31
GENERAL MOTORS CORP
filed 2006-03-28
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-143
GENERAL MOTORS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

STATE OF DELAWARE	38-0572515
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Renaissance Center, Detroit, Michigan	48265-3000
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (313) 556-5000
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered

Common, $1 2/3 par value	New York Stock Exchange, Inc.
Note: The $1 2/3 par value common stock of the Registrant is also listed for trading on the following exchanges:

Chicago Stock Exchange, Inc.	Chicago, Illinois
Pacific Exchange, Inc.	San Francisco, California
Philadelphia Stock Exchange, Inc.	Philadelphia, Pennsylvania
Frankfurter Wertpapierborse	Frankfurt am Main, Germany
Borse Düsseldorf	Düsseldorf, Germany
Bourse de Bruxelles	Brussels, Belgium
Euronext Paris	Paris, France
The London Stock Exchange	London, England
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
     Large accelerated filer    ☑         Accelerated filer    ☐         Non-accelerated filer    ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     As of June 30, 2005, the aggregate market value of General Motors $1 2/3 par value common stock held by nonaffiliates of GM was approximately $19.2 billion. The closing price on June 30, 2005 as reported on the New York Stock Exchange was $34.00 per share. As of June 30, 2005, the number of shares outstanding of GM $1 2/3 par value common stock was 565,503,422 shares.
     Documents incorporated by reference are as follows:

Part and Item Number of Form 10-K
Document	into Which Incorporated

General Motors Notice of Annual Meeting of Stockholders and Proxy Statement for the Annual Meeting of Stockholders to be held June 6, 2006	Part III, Items 10 through 14
General Motors Acceptance Corporation Annual Report on Form 10-K for the year ended December 31, 2005	Part I, Item 1; Part II, Items 6, 7, and 8

GENERAL MOTORS CORPORATION

PART I
GENERAL MOTORS CORPORATION AND SUBSIDIARIES
THE CORPORATION
      General Motors Corporation, incorporated in 1916 under the laws of the State of Delaware, is hereinafter sometimes referred to as “we,” the “Registrant,” the “Corporation,” “General Motors,” or “GM.”

Item 1.	Business
General
      GM is primarily engaged in automotive production and marketing, and financing and insurance operations. GM designs, manufactures, and markets vehicles worldwide, having its largest operating presence in North America. GM’s finance and insurance operations are principally those of General Motors Acceptance Corporation (GMAC), a wholly owned subsidiary of GM, which provides a broad range of financial services, including automotive finance and mortgage products and services.
      The following information is incorporated herein by reference to the indicated pages in Part II:

Item	Page(s)

Production Volumes	II-12 through II-17
Employment and Payrolls	II-39
Note 26 to the GM Consolidated Financial Statements (Segment Reporting)	II-120 through II-123
      GM presents separate supplemental financial information for its reportable operating segments:

•	Automotive and Other Operations (Auto & Other); and

•	Financing and Insurance Operations (FIO).
      GM’s Auto & Other reportable operating segment consists of:

•	GM’s four automotive regions: GM North America (GMNA), GM Europe (GME), GM Latin America/ Africa/ Mid-East (GMLAAM), and GM Asia Pacific (GMAP), which constitute GM Automotive (GMA); and

•	Other, which includes the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, including legacy costs related to postretirement benefits for certain Delphi Corporation (Delphi) and other retirees, and certain corporate activities.

GM Automotive and Other Operations
      GMNA primarily meets the demands of customers inside North America with vehicles designed, manufactured, and/or marketed under the following nameplates:

• Chevrolet	• Buick	• Saab
• Pontiac	• Cadillac	• Hummer
• GMC	• Saturn
      GME, GMLAAM, and GMAP primarily meet the demands of customers outside North America with vehicles designed, manufactured, and/or marketed under the following nameplates:

• Opel	• Saab	• GMC
• Vauxhall	• Buick	• Cadillac
• Holden	• Chevrolet	• Daewoo

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
      As of December 31, 2005, GM also has equity ownership directly or indirectly through various regional subsidiaries in New United Motor Manufacturing, Inc. (NUMMI), Suzuki Motor Corporation (Suzuki), Isuzu Motors Ltd., Shanghai General Motors Co., Ltd. (SGM), SAIC-GM-Wuling Automobile Company Ltd., and CAMI Automotive Inc. (CAMI). These investees design, manufacture and market vehicles under the following nameplates:

• Pontiac	• Wuling	• Saab
• Suzuki	• Daewoo	• Chevrolet
• Isuzu	• Holden
• Buick	• Cadillac

GM Financing and Insurance Operations
      GM’s FIO reportable operating segment consists of GMAC and Other Financing, which includes financing entities that are not consolidated by GMAC. GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential and commercial mortgage services, automobile service contracts, personal automobile insurance coverage and selected commercial insurance coverage. See related business discussion in GMAC’s Form 10-K, Item 1, which is incorporated herein by reference. GMAC’s Form 10-K is filed separately with the Securities and Exchange Commission (SEC).

Hughes Split-Off
      GM’s businesses included those of Hughes Electronics Corporation (Hughes) prior to the split-off of that business from GM on December 22, 2003. Hughes’ activities included digital entertainment, information and communication services, and satellite-based private business networks.
Vehicle Unit Sales
      Production volume of GM passenger cars and trucks during the three years ended December 31, 2005 is summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section below.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
      Total industry new motor vehicle (passenger cars, trucks and buses) unit sales of domestic and foreign makes and GM’s competitive position during the years ended December 31, 2005, 2004, and 2003 were as follows:

	Vehicle Unit Sales(1)
	Years Ended December 31,

	2005			2004			2003

			GM as			GM as			GM as
			a % of			a % of			a % of
	Industry	GM	Industry	Industry	GM	Industry	Industry	GM	Industry

	(Units in thousands)
United States
Cars
Small	2,370	490	20.7%	2,256	456	20.2%	2,339	487	20.8%
Mid-size	3,740	1,007	26.9%	3,714	1,190	32.0%	3,681	1,240	33.7%
Sport	424	58	13.6%	403	59	14.6%	420	32	7.5%
Luxury	1,208	197	16.3%	1,190	180	15.2%	1,197	202	16.9%

Total cars	7,742	1,752	22.6%	7,563	1,885	24.9%	7,637	1,961	25.7%
Trucks
Pickups	3,201	1,163	36.3%	3,198	1,133	35.4%	3,115	1,151	37.0%
Vans	1,468	328	22.4%	1,456	313	21.5%	1,398	339	24.3%
Utilities	4,585	1,212	26.4%	4,693	1,324	28.2%	4,523	1,264	27.9%
Medium Duty	459	63	13.8%	392	52	13.2%	297	42	14.0%

Total trucks	9,713	2,766	28.5%	9,739	2,822	29.0%	9,333	2,796	30.0%

Total United States	17,455	4,518	25.9%	17,302	4,707	27.2%	16,970	4,757	28.0%
Canada, Mexico, and Other	3,087	728	23.6%	2,980	705	23.6%	2,872	683	23.8%

Total GMNA	20,542	5,246	25.5%	20,282	5,412	26.7%	19,842	5,440	27.4%
GME	20,970	1,982	9.5%	20,763	1,956	9.4%	19,588	1,819	9.3%
GMLAAM	4,980	881	17.7%	4,225	738	17.5%	3,626	584	16.1%
GMAP	18,240	1,064	5.8%	17,156	887	5.2%	15,919	773	4.9%

Total Worldwide	64,732	9,173	14.2%	62,426	8,993	14.4%	58,975	8,616	14.6%

(1)	GM vehicle unit sales primarily represent vehicles manufactured by GM or manufactured by GM’s investees and sold either under a GM nameplate or through a GM-owned distribution network. Consistent with industry practice, vehicle unit sales information includes estimates of sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.

Fleet Sales and Deliveries
      The U.S. sales and market share data provided above cover both retail and fleet sales and deliveries. GM’s U.S. fleet sales are comprised primarily of sales and deliveries to daily rental car companies, as well as commercial fleet and government customers. Certain U.S. fleet transactions, especially daily rental, are less profitable than U.S. retail sales.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
      The table below shows our fleet sales in the United States, and the amount of those sales as a percentage of our total U.S. car and truck vehicle unit sales for the last three years. The daily rental category principally consists of vehicle transactions that GM guarantees to repurchase from customers at contractually agreed upon values. See Note 1 to the Consolidated Financial Statements for a description of our accounting treatment for U.S. fleet transactions and our revenue recognition policies.

	GM U.S. Fleet Sales
	Years Ended December 31,

	2005	2004	2003

	(Units in thousands)
Daily rental units	780	801	713
Other fleet units	388	353	288

Total fleet units	1,168	1,154	1,001

U.S. retail/ fleet mix
U.S. fleet sales as % of total sales
Cars	36.8%	36.7%	31.7%
Trucks	19.0%	16.4%	13.6%
Total	25.9%	24.5%	21.0%
Product Pricing
      GM, through the “Total Value Promise,” announced in January 2006 its intent to reduce the use and amount of incentives in GMNA as a stimulant to sales and that it would instead reduce the manufacturers’ suggested retail price on many GM vehicles and, on that basis, emphasize the value GM offers to consumers. Historically, GM has used a number of methods to promote its products, including the use of incentives. GM uses retail and fleet incentives, primarily through rebates, finance incentives and special lease programs. In addition, GM uses dealer incentives to promote its vehicles. The level of incentives is dependent in large part upon the level of competition in the markets in which GM operates and the level of demand for GM’s products.
Seasonal Nature and Cyclical Nature of Business
      In the automotive business, there are retail sales fluctuations of a seasonal nature, and production varies from month to month. Certain changeovers occur throughout the year for reasons such as new market entries and vehicle model changeovers; however, the changeover period related to the annual new model introduction has traditionally been concentrated in the third quarter of each year. Production is typically lower during the third quarter due to these annual product changeovers and the fact that annual plant shutdowns are planned during this time to facilitate product changes. For this reason, lower production rates in the third quarter cause operating results to be, in general, less favorable than those in the other three quarters of the year. The magnitude of the changeover needed to commence production of new models depends on, for example, design modifications related to more fuel-efficient vehicle packaging, stricter government standards for safety and emission controls, and consumer-oriented improvements in performance, comfort, convenience, and style.
      The market for automobiles is cyclical and dependent upon general economic conditions and consumer spending. A deterioration in general economic conditions may cause consumers to defer purchasing or leasing new vehicles or opt for used vehicles instead, resulting in a decrease in the total number of new cars and light trucks sold. Fluctuations in the price of fuel also affect consumer preferences and spending.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Relationships with Dealers
      We market our vehicles and provide financing for those products through a network of independent retail dealers and distributors in the United States, Canada, and Mexico, and through distributors and dealers overseas. At December 31, 2005, there were approximately 7,350 GM vehicle dealers in the United States, 750 in Canada, and 300 in Mexico. Additionally, there were a total of approximately 15,600 distribution outlets overseas for vehicles manufactured by GM and its affiliates. These outlets include distributors, dealers and authorized sales, service, and parts outlets.
      GM dealers operated the following number of GM dealerships in the following locations:

	As of December 31,

	2005	2004

GMNA	8,440	8,661
GME	10,200	9,522
GMLAAM	2,053	1,679
GMAP	3,329	2,788

Total Worldwide	24,022	22,650

      In North America, GM enters into contracts with each authorized dealer agreeing to sell the dealer one or more specified product lines at wholesale prices and granting the dealer the right to sell those vehicles from a GM approved location to retail customers. GM dealers often offer more than one GM brand of vehicle in a single dealership. GM’s current dealer network plans focus primarily on combining only certain GM brands within dealerships. In some instances, an authorized GM dealer may also be an authorized dealer for another manufacturer’s vehicles. Authorized GM dealers offer parts, accessories, service, and repairs for GM vehicles in the product lines that they sell, usually using genuine GM vehicle accessories and service parts. GM dealers are authorized to service GM vehicles under GM’s limited warranty, and those repairs are to be made only with genuine GM parts. In addition, GM dealers generally provide their customers access to credit or lease financing, vehicle insurance, and extended service contracts provided by GMAC or one of its subsidiaries.
      Because dealers maintain the primary sales and service interface with the ultimate consumer of GM products, the quality of GM dealerships and GM’s relationship with its dealers and distributors is significant to the success of the Corporation. In addition to the terms of its contracts with its dealers, GM is regulated by various state franchise laws that take precedence over those contractual terms and impose specific regulatory requirements and standards for initiating dealer network changes, pursuing terminations for cause, and other contractual matters.
Research, Development and Intellectual Property
      In 2005, GM incurred $6.7 billion in costs for research, manufacturing engineering, product engineering, and development activities related primarily to the development of new products or services or the improvement of existing products or services, including activities related to vehicle emissions control, improved fuel economy, and the safety of persons using GM products. GM spent $6.5 billion and $6.2 billion on similar company-sponsored research and other product development activities in 2004 and 2003, respectively. GM’s research activities include working to improve the environmental performance of our vehicles, diversify energy sources, and provide gasoline-saving solutions around the world. For example, in addition to our gas hybrid vehicles and fuel cell development activities, GM has delivered to date in the United States more than 1.5 million vehicles capable of running on E85, a blend of 85% ethanol and 15% gasoline, and we expect to produce approximately 400,000 more such vehicles in 2006.
      GM generates and holds a significant number of patents in a number of countries in connection with the operation of GM’s business. While none of these patents by itself is material to GM’s business as a whole, these patents are very important to GM’s operations and continued technological development. In addition,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GM holds a number of trademarks and service marks that are very important to GM’s identity and recognition in the marketplace.
Raw Materials, Services and Supplies
      GM purchases a wide variety of raw materials, parts, supplies, freight, transportation, energy, and other services from numerous firms and suppliers for use in the manufacture of our products. The raw materials primarily consist of steel, aluminum, resins, copper, lead, and platinum group metals. GM has not experienced any significant shortages of raw materials and normally does not carry substantial inventories of such raw materials in excess of levels reasonably required to meet our production requirements. Recently, the global automotive industry has experienced increases in commodity costs, most notably for steel and petroleum-based products (such as resins). These price increases have been driven by increased global demand for steel and petroleum, in large part due to strong demand in Asia. GM attempts to manage fluctuations in commodity prices through the use of derivatives. GM does not speculate in the use of derivatives, but rather attempts to systematically hedge percentages of raw material purchases.
      In many instances, GM purchases systems, components and parts and supplies from a single source, and may be at an increased risk for supply disruptions. Furthermore, the inability or unwillingness of GM’s largest supplier, Delphi Corporation (Delphi), to supply GM with parts and supplies could adversely affect GM because GM’s production could be limited without those supplies.
      Based on our standard payment terms with our systems, components and parts suppliers, we are generally required to pay most of these suppliers on the second day of the second month following delivery.
Competitive Position
      The global automotive industry is highly competitive. The principal factors that determine consumer automobile preferences in the markets in which we operate include price, quality, style, safety, reliability, fuel economy and functionality. The table below sets forth, as of December 31, 2005, GM’s principal competitors in passenger cars and trucks in the United States and their respective U.S. market shares. We also compete with these and other manufacturers on a worldwide basis.

U.S Market Share

GM	25.9%
Ford Motor Company	18.2%
DaimlerChrysler AG	15.3%
Toyota Corporation	13.0%
Honda Motor Company, Ltd.	8.4%
Nissan Motor Corporation, Ltd.	6.2%
      The global automobile market is growing, especially in developing economies such as China and India. While GM has the leading market share in the United States, some of its competitors have greater market shares in other countries in which GM competes. Even though GM produced the second highest annual volume in its operating history in 2005, its market share on a worldwide basis declined from 14.4% in 2004 to 14.2% in 2005.
Environmental and Regulatory Matters

Automotive Emissions Control
      Both the U.S. federal and California governments currently impose stringent emission control requirements on vehicles sold in their respective jurisdictions. These requirements include pre-production testing of vehicles, testing of vehicles after assembly, the imposition of emission defect and performance warranties, and

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
the obligation to recall and repair customer-owned vehicles determined to be non-compliant with emissions requirements.
      Both the U.S. Environmental Protection Agency (EPA) and the California Air Resources Board (CARB) continue to place emphasis on compliance testing of customer-owned vehicles. We believe that our vehicles meet currently applicable EPA and CARB requirements. However, failure to comply with the emission standards or defective emission control systems or components discovered during such testing, or discovered during government-required defect reporting, can lead to substantial cost for General Motors related to emissions recalls. New CARB and federal requirements will increase the time and mileage periods over which manufacturers are responsible for a vehicle’s emission performance.
      Both the EPA and the CARB emission requirements will become even more stringent in the future. A new tier of exhaust emission standards for cars and light-duty trucks, the “Low-Emission Vehicles (LEV) II” standards, began phasing in for California vehicles in the 2004 model year. Similar federal “Tier 2” standards began phasing in during 2004. In addition, both the CARB and the EPA have adopted more stringent standards applicable to future heavy-duty trucks.
      California requires that a specified percentage of cars and certain light-duty trucks be zero emission vehicles (ZEVs), such as electric vehicles or hydrogen fuel cell vehicles. This requirement started at 10% in model year 2005 and increases in subsequent years. Manufacturers have the option of meeting a portion of this requirement with partial ZEV credits, which are vehicles that meet very stringent exhaust and evaporative emission standards and have extended emission system warranties. An additional portion of the ZEV requirement can be met with vehicles that meet these partial ZEV requirements and incorporate advanced technology, such as a hybrid electric propulsion system meeting specified criteria.
      The Clean Air Act permits states that have areas with air quality compliance issues to adopt the California car and truck emission standards in lieu of the federal requirements, and four states (New York, Massachusetts, Maine and Vermont) have these requirements in effect now. Six states (Connecticut, New Jersey, Oregon, Pennsylvania, Rhode Island and Washington) have or are adopting the California requirements that will begin in the future. Additional states could also adopt the California standards in the future.
      In addition to the above-mentioned exhaust emission programs, onboard diagnostic (OBD) systems, used to diagnose problems with emission control systems, were required both federally and in California effective with the 1996 model year. This system has the potential of increasing warranty costs and the chance for recall. OBD requirements become more challenging each year as vehicles must meet lower emission standards, and new diagnostics are required. California has adopted more stringent OBD requirements beginning in the 2004 model year, including new design requirements and corresponding enforcement procedures.
      New evaporative emission control requirements for cars and trucks began phasing in with the 1995 model year in California and the 1996 model year federally. Systems are being further modified to accommodate onboard refueling vapor recovery (ORVR) control standards. ORVR was phased-in on passenger cars in the 1998 through 2000 model years, and is phasing-in on light-duty trucks in the 2001 through 2006 model years. Beginning with the 2004 model year, even more stringent evaporative emission standards apply in California, as well as federally.

Industrial Environmental Control
      GM is subject to various laws relating to protection of the environment, including laws regulating air emissions, water discharges, waste management, and environmental cleanup.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
      GM is in various stages of investigation or remediation for sites where contamination has been alleged, and recorded a liability of $255 million at December 31, 2005 and $214 million at December 31, 2004 for worldwide environmental investigation and remediation as summarized below:

•	GM has been identified as a potentially responsible party at sites identified by the EPA and state regulatory agencies for investigation and remediation of soil and/or groundwater contamination under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state statutes. GM voluntarily and actively participates in cleanup activity where such involvement has been verified. The total liability for sites involving GM was $66 million at December 31, 2005. This compares with $79 million at December 31, 2004.

•	For closed plants owned by the Corporation, the estimated liability for environmental investigation and remediation was $29 million at December 31, 2005, based on an environmental assessment of the plant property. This compares with $17 million at December 31, 2004. The increase in 2005 was primarily due to additional clean-up responsibilities at two idled facilities.

•	GM is involved in investigation and remediation activities at additional locations worldwide with an estimated liability of $160 million at December 31, 2005. This compares with an estimated liability of $118 million at December 31, 2004. The increase in 2005 was primarily due to additional clean-up responsibilities at an active facility.
      The cost impact of the Clean Air Act Amendments under the Title V Renewable Operating Permit Program is the annual emission fees of approximately $2 million per year and annual cost of on-going testing of $1 million to $2 million per year. Additionally, under the Clean Air Act, complying with the Hazardous Air Pollutant standards is estimated to cost an aggregate of approximately $55 million from 2006 through 2007. General Motors also spends approximately $7 million per year to comply with regulatory reporting requirements.
      GM is implementing and publicly reporting on various voluntary initiatives to reduce energy consumption and greenhouse gas emissions from its operations around the globe. GM surpassed its 2005 target of a reduction of 8% in carbon dioxide (CO2) emissions from its global facilities compared to 2000 emission levels. By 2004, GM had reduced CO2 emissions from its global facilities by 12.5% compared to 2000 levels. Several GM facilities are included in the European emissions trading regime, which is being implemented to meet the European Community’s greenhouse gas reduction commitments under the Kyoto Protocol. GM has been reporting in accordance with the Global Reporting Initiative (GRI), the Carbon Disclosure Project, and the DOE 1605(b) since the inception of the programs. Global Environment and Energy goals and progress made on all voluntary programs are available in GM’s Corporate Responsibility Report at www.gmresponsibility.com.

Vehicular Noise Control
      All vehicles manufactured and sold by General Motors may be subject to noise emission regulation.
      In the United States, passenger cars and light-duty trucks are subject to state and local motor vehicle noise regulations. General Motors is committed to designing and developing its products to meet these noise requirements. Addressing the various vehicle noise regulations established in numerous state and local jurisdictions, however, is not practical or possible. The Corporation therefore identifies the most stringent requirements and validates to a composite requirement that satisfies the most stringent of these requirements. In those rare instances where a state or local noise regulation is not covered by the composite requirement, a waiver of the requirement is requested. Medium to heavy-duty trucks are regulated at the federal level. Federal truck regulations preempt all United States state/local noise regulations for trucks over 10,000 lbs. gross vehicle weight rating (GVWR).
      Outside the United States, noise regulations have been established by national and supranational (e.g., European Union or United Nations Economic Commission for Europe) authorities. General Motors believes that its vehicles meet all applicable noise regulations in the markets where they are sold.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive Fuel Economy
      The Energy Policy and Conservation Act passed in 1975 provided for production-weighted average fuel economy requirements for passenger cars built for the 1978 model year and thereafter. Based on EPA combined city-highway test data, the GM 2005 model year domestic passenger car fleet achieved a Corporate Average Fuel Economy (CAFE) of 29.2 miles per gallon (mpg), which exceeded the requirement of 27.5 mpg. GM’s CAFE estimate for 2006 model year domestic passenger cars is projected at 29.1 mpg.
      For GM’s imported passenger cars, 2005 model year CAFE attained 30.5 mpg. which exceeded the requirement of 27.5 mpg. The CAFE estimate for 2006 model year import passenger cars is 29.8 mpg.
      Fuel economy standards for light-duty trucks became effective in 1979. General Motors’ light truck CAFE fleet average for the 2005 model year achieved at 21.8 mpg which exceeds the requirement of 21.0 mpg. GM’s 2006 model year truck CAFE is projected at 22.6 mpg which exceeds the requirement of 21.6 mpg. The National Highway Traffic Safety Administration (NHTSA) has proposed new fuel economy standards for trucks for model years 2008 — 2011 and substantial changes to the structure of the truck CAFE program.
      In addition, in 2002 California passed legislation (known as Assembly Bill 1493) requiring the California Air Resources Board (CARB) to regulate greenhouse gas emissions from new motor vehicles sold in the state beginning in the 2009 model year. Because CO2 is the primary greenhouse gas emitted by automobiles and CO2 emissions are directly proportional to the amount of fuel consumed by motor vehicles, AB 1493 is tantamount to establishing state level fuel economy standards, which is prohibited by the federal fuel economy law. Nonetheless, CARB promulgated its AB 1493 Rule standards, which effectively require about a 40% increase in new vehicle fuel economy by 2016. These standards are now subject to legal challenges by the Alliance of Automobile Manufacturers and several dealers in federal court and by GM, DaimlerChrysler and several dealers in state court.
      Because CARB has characterized its AB 1493 Rule as an “emission” regulation, other states have adopted the California CO2 requirements pursuant to claimed authority under the federal Clean Air Act. As of March 2006, the following states have adopted California’s AB 1493 Rule imposing CO2 (i.e., state fuel economy) requirements on new motor vehicles beginning with the 2009 model year: Connecticut, Maine; Massachusetts; New Jersey; New York; Oregon; Rhode Island; Vermont; and Washington. Other states, such as Pennsylvania, are also considering adoption of the AB 1493 Rule.
      Because these attempts at state regulation of fuel economy are believed to be preempted by the federal fuel economy law, the industry has filed several federal lawsuits challenging the AB 1493 Rule. In addition to the California federal litigation mentioned above, there are also federal lawsuits challenging the AB 1493 Rule in Vermont and Rhode Island.
      Further, in 1999, ACEA (the European Auto Manufacturers’ Association) and the European Union established a voluntary agreement with an emission target of 140 grams of CO2 per kilometer on average for new passenger cars sold in the European Union by 2008. Discussions are now ongoing between the European Union and European auto manufacturers, including GM, on targets for the period beyond 2008.
      We continue to improve the fuel efficiency of our vehicles, even as we add more safety features, customer convenience options, enhance utility and performance and address other environmental aspects of our products, which as they add mass to a vehicle tend to lower its fuel economy. GM provides the broadest array of fuel efficient cars and trucks in the United States of any manufacturer. Based on EPA 2006 fuel economy data, GM leads in fuel economy comparisons on a model to model basis across the vehicle spectrum in the United States. For both cars and trucks, GM leads in 56% (74 of 132) of the comparisons (combined city-highway unadjusted) in which GM has an offering. GM’s product lineup includes a wide array of models that get an EPA estimated 30 miles per gallon or better on the highway – more than any other automaker. Overall fuel economy and CO2 emissions from cars and light duty trucks on the road are determined by a number of factors, including what products customers select and how they use them, congestion, transit alternatives, fuel quality and availability and land use patterns.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
      GM has established aggressive near, mid and long-term plans to develop and bring to market technologies designed to further improve fuel efficiency, reduce emissions and provide additional value and benefits to our customers. These include enhancements to conventional internal combustion engine technology such as Active Fuel Management, variable valve timing systems, six-speed automatic transmissions, and flex-fuel E85 ethanol vehicles. In addition, GM currently offers hybrid-electric buses that are capable of improving the fuel efficiency of city buses by 25% to 50%, and reducing some emissions by as much as 90%. GM currently has hybrid-electrical systems in full-sized pickup trucks available in the market and is bringing a range of additional hybrid products to market over the next several years. In 2006, GM will offer the Saturn VUE Green Line with a GM Hybrid System, and in 2007, GM plans to launch a Two-mode Hybrid system in our large sport utility vehicles. GM has extensive efforts underway to develop fuel cell vehicles designed to run on hydrogen. GM believes that the development and global implementation of new, cost-effective energy technologies in all sectors, such as hydrogen fuel cells, is the most effective way to improve energy efficiency and reduce greenhouse gas emissions.
      Despite these advanced technology efforts, GM’s ability to satisfy fuel economy requirements is contingent on various future economic, consumer, legislative, and regulatory factors that GM cannot control and cannot predict with certainty. If GM is not able to comply with specific new fuel economy requirements, including state CO2 requirements such as those imposed by the AB 1493 Rule, then GM could be subject to sizeable civil penalties and/or could have to severely restrict product offerings or close plants to remain in compliance. Any such actions could have substantial adverse impacts on GM operations, including plant closings and loss of sales revenue.

Non U.S. Regulation
      GM’s non U.S. operations are affected significantly by various laws and government regulations which are designed to reduce automotive emissions, encourage the recycling of end-of-life vehicles and parts and increase fuel economy and vehicle safety. Many foreign governments impose certain tariffs, non-tariff trade barriers and other price or exchange controls on imports. In addition, certain foreign governments place restrictions on the ability of GM to repatriate profits. GM works to mitigate any adverse effect of these regulations on GM’s business and operations.

Safety
      New vehicles and equipment sold by GM in the United States are required to meet certain safety standards promulgated by the National Highway Traffic Safety Administration (NHTSA). The National Traffic and Motor Vehicle Safety Act of 1966 authorizes the NHTSA to determine these standards and the schedule pursuant to which they are implemented. In addition, if there is a vehicle defect that creates an unreasonable risk to motor vehicle safety or a noncompliance with a safety standard, the act generally requires that the manufacturer notify owners and provide a remedy. The Transportation Recall Enhancement, Accountability and Documentation Act requires GM to report certain information relating to certain customer complaints, warranty claims, field reports, lawsuits and non U.S. fatalities and recalls.
      In addition to these U.S. rules, GM is subject to certain safety regulations in the non U.S. markets in which it operates. For the most part, these standards are similar to applicable U.S. standards. Nevertheless, from time to time, these countries pass regulations which are more stringent than U.S. standards.

Pension Legislation
      GM is subject to a variety of federal rules and regulations which govern the manner in which it administers its pensions. The U.S. Congress is currently considering two separate bills which would effect significant reforms in these rules and regulations, the Pension Protection Act of 2005, which passed the U.S. House of Representatives (House) on December 16, 2005 and the Pension Security and Transparency Act, which passed the U.S. Senate (Senate) on December 23, 2005. GM does not know what form the final

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
version of any pension reform legislation may take or whether such legislation will eventually become law. However, both bills are designed to increase the amount by which companies fund their pension plans, to require companies that sponsor defined benefit plans to pay higher premiums to the Pension Benefit Guaranty Corporation (PBGC), and to prohibit the funding of certain executive compensation agreements when a company’s pension plan is severely underfunded. The Senate bill also contains a provision which would use a company’s credit ratings as one condition, among several, in determining whether its pension plans should be considered “at risk” and thereby subject to stricter funding and benefit rules. While GM’s U.S. Hourly and Salaried pension plans were overfunded on a Statement of Financial Standards No. 87 basis by $7.5 billion as of December 31, 2005, under both versions of the proposed legislation, GM, under certain future circumstances, could become subject to additional funding requirements.

Export Control
      GM is subject to a number of domestic and international export control requirements. GM’s Office of Export Compliance (OEC) is responsible for addressing export compliance issues that are specified in regulations issued by the U.S. Department of State, the U.S. Department of Commerce and the U.S. Department of Treasury, as well as issues relating to non U.S. export control laws. The OEC works with export compliance officers in GM business units who address export compliance issues on behalf of their business organizations. If GM fails to comply with applicable export compliance regulations, GM could be subject to criminal and civil penalties and, under certain circumstances, suspension and debarment.
Employees
      As of December 31, 2005, GM employed approximately 335,000 employees, of whom approximately 67% (225,000) were hourly employees and approximately 33% (110,000) were salaried employees, in the following business segments (in thousands):

	2005	2004

GMNA	173	181
GME(1)	63	61
GMLAAM	31	29
GMAP(2)	31	15
GMAC	34	34
Other	3	4

Total	335	324

(1)	2005 includes approximately 7,000 employees added from a former powertrain joint venture with Fiat.

(2)	2005 includes approximately 13,000 employees added as the result of the consolidation of GM Daewoo.
      As of December 31, 2005, GM had approximately 343,000 U.S. hourly and approximately 121,000 U.S. salaried retirees. As of December 31, 2005, approximately 75% (106,000) of GM’s U.S. employees were represented by unions. The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represents the largest portion of our U.S. employees who are union members, representing approximately 102,000 employees. Our current collective bargaining agreement with the UAW expires in September 2007. In addition, many of our hourly employees outside the United States are represented by various unions.
Segment Reporting Data
      Operating segment and principal geographic area data for 2005, 2004, and 2003 are summarized in Note 26 to the GM Consolidated Financial Statements in Part II.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Website Access to GM’s Reports
      GM’s internet website address is www.gm.com.
      Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act) are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.
Item 1A. Risk Factors
      We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations, and financial condition could be materially adversely affected by the factors described below, which we have divided generally into two categories:

•	Risks related to GM and its automotive business; and

•	Risks related to GM’s finance, mortgage and insurance businesses.
      While we describe each risk separately, some of these risks are interrelated and it is possible that certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, could also potentially impair our business, results of operations and financial condition.
Risks related to GM and its automotive business

Our ability to achieve structural and material cost reductions and to realize production efficiencies for our automotive operations is critical to our ability to achieve our turnaround plan and return to profitability.
      We currently are in the process of implementing a number of structural (fixed) and material cost reduction and productivity improvement initiatives in our automotive operations, including substantial restructuring initiatives for our GMNA operations, which were unprofitable in 2005, as more fully discussed below in our Management’s Discussion and Analysis of Financial Condition and Result of Operations section. Successfully implementing these restructuring initiatives throughout our automotive operations, and in GMNA in particular, is critical to our future competitiveness and ability to return to profitability. However, there can be no assurance that these initiatives will be successful in this regard.

Financial difficulties, labor stoppages or work slowdowns at key suppliers, including Delphi, could result in a disruption in our operations and have a material adverse effect on our business.
      We rely on many suppliers to provide us with the systems, components and parts that we need to manufacture our automotive products and operate our business. In recent years, some of these suppliers have experienced severe financial difficulties and solvency problems. Financial difficulties or solvency problems at those suppliers could materially adversely affect their ability to supply us with the systems, components and parts that we need to operate our business, resulting in a disruption in our operations. Similarly, many of these suppliers utilize workforces with substantial union representation. Workforce disputes resulting in work stoppages or slowdowns at these suppliers could also have a material adverse effect on their ability to continue supplying us.
      In particular, our largest supplier, Delphi, filed a Chapter 11 bankruptcy petition in October 2005. While Delphi has indicated to us that it expects no disruption in its ability to continue supplying us with the systems, components and parts we need as Delphi pursues its bankruptcy restructuring plan, labor disruptions at Delphi resulting from Delphi’s pursuit of a restructuring plan could seriously disrupt our North American operations, prevent us from executing our GMNA turnaround initiatives, and materially adversely affect our business.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
      In addition, a number of our other suppliers, including Collins & Aikman Corporation, Dana Corporation and Tower Automotive, Inc., have filed Chapter 11 bankruptcy petitions, which could lead to a material adverse effect on our business.

Delphi may seek to reject or compromise its obligations to us through its Chapter 11 bankruptcy proceedings.
      In connection with its Chapter 11 bankruptcy restructuring, Delphi may attempt to reject some or all of its contracts with us in order to exit specific lines of business or increase the price GM pays for various systems, components and parts we purchase from Delphi. As a result, we could experience a material disruption in our supply of automotive systems, components and parts that could force the suspension of production at GM assembly facilities, which could materially adversely affect our business, including implementation of our GMNA turnaround initiatives. It is also difficult for us to quickly switch to a different supplier for some of the systems, components and parts we purchase from Delphi as a result of the extended validation and production lead times for these items.
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

We have guaranteed a significant amount of Delphi’s financial obligations to its unionized workers. If Delphi fails to satisfy these obligations, we would be obligated to pay some of these obligations.
      In connection with the 1999 spin-off of Delphi from GM, we entered into separate agreements with the UAW, the International Union of Electrical Workers and the United Steel Workers unions. Under these agreements, we agreed to guarantee Delphi’s payment of certain levels of pension and post-retirement health-care and life insurance benefits (OPEB) to certain former GM U.S. hourly employees who were transferred to Delphi in connection with the spin-off. As a result, we are contractually responsible for such payments to the extent Delphi fails to pay these benefits at required levels.
      A separate agreement between GM and Delphi requires Delphi to indemnify GM if and to the extent GM makes payments under the benefit guarantees to the UAW employees or retirees. GM received a notice from Delphi, dated October 8, 2005, that it was more likely than not that GM would become obligated to provide benefits pursuant to the benefit guarantees to the UAW employees or retirees. The notice stated that Delphi was unable at that time to estimate the timing and scope of any benefits GM might be required to provide under those benefit guarantees. Any recovery by GM under indemnity claims against Delphi might be subject to partial or complete discharge in the Delphi reorganization proceeding. As a result, GM’s claims for indemnity may not be paid in full. We believe that it is probable that we have incurred a contingent liability under these benefit guarantees as a result of Delphi’s Chapter 11 filing. As a result, in the fourth quarter of 2005, we recorded a charge of $5.5 billion ($3.6 billion after tax) as an estimate of contingent exposures relating to Delphi’s Chapter 11 filing. We believe that the range of these contingent exposures is between $5.5 billion and $12 billion, with amounts near the low end of the range considered more possible than amounts near the high end of the range assuming an agreement is reached among GM, Delphi, and Delphi’s

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
unions. These views reflect GM’s current assessment that it is unlikely that a Chapter 11 process will result in both a termination of Delphi’s pension plan and complete elimination of its OPEB plans.
      The amount of our ultimate liability for these contingent exposures may change, and will depend on the results of ongoing discussions among us, Delphi, and Delphi’s unions, and other factors. We are currently unable to estimate the amount of additional charges that could arise from Delphi’s Chapter 11 filing. Any increase in our contingent exposures, including under the benefit guarantees, could materially increase our expenses and adversely affect our results of operations.

Our health-care cost burden is one of our biggest competitive challenges, and if we do not make progress on structurally fixing this issue, it will continue to be a long-term threat to GM.
      GM’s health-care costs for employees and retirees have been rising significantly over the past few years. In particular, we are exposed to significant and growing liabilities for OPEB for both our hourly and salaried workforces. These OPEB liabilities have grown to approximately $84.9 billion on a global basis as of December 31, 2005, with increases in recent years primarily resulting from increases in health-care inflation and decreases in the discount rates used in calculating OPEB liabilities. To address these rising costs, we made modifications to health-care benefits for salaried workers and retirees in 2005 and, in February 2006, announced a cap on salaried retiree health care effective in January 2007. We also entered into a tentative agreement with the UAW related to retiree health care that we announced in October 2005 and finalized that agreement with the UAW and a class of hourly retirees in December 2005. This agreement is subject to court approval. Under this agreement, our U.S. pre-tax OPEB expense, which was $5.3 billion for 2005, is expected to decrease to an estimated $4.0 billion in 2006, which is before the effect (if any) of any amounts incurred or paid on the Delphi benefit guarantees and contributions to a defined contribution plan. In recent years, we have paid our OPEB expenditures from operating cash flow, which reduces our liquidity and cash flow from operations. We expect that our U.S. health-care cash spending will be $5.0 billion in 2006, which is before the effect (if any) of any amounts incurred or paid on the Delphi benefit guarantees and contributions to a defined contribution plan, down from $5.4 billion in 2005, principally due to our tentative agreement with the UAW. If this agreement is not approved by the court, these health-care savings will not be achieved.
      Controlling our health-care liabilities and expenses, particularly with respect to our hourly employees and retirees, is a critical element of our GMNA turnaround initiatives. However, our efforts to control these costs may not always be successful. Failure to adequately control our health-care costs is likely to result in materially higher expenses and have a material adverse effect on our results of operations.

Our extensive pension and OPEB obligations to retirees are a competitive disadvantage for us.
      We believe that we are competitively disadvantaged due to the relatively large number of retirees for whom we provide pension and OPEB benefits, consisting of both retiree health care and life insurance. In particular, we believe that our pension and OPEB cash expenditures as a percentage of revenues are significantly greater than our competitors and that, as a result, we have relatively less available cash to invest in product development and capital projects.

We have recently experienced a series of credit rating actions that have downgraded our credit ratings to historically low levels. Further reduction of our credit ratings, or failure to restore our credit ratings to higher levels, could have a material adverse effect on our business.
      Substantially all of our unsecured debt has been rated by four nationally recognized statistical rating organizations. Concerns over our competitive and financial strength, including whether we will experience a labor interruption and how we will fund our health-care liabilities, have led to a series of rating actions that have downgraded the credit ratings on our debt. These actions have substantially reduced our access to the unsecured debt markets and have unfavorably impacted our overall cost of borrowing. Each of GM and GMAC is currently assigned a non-investment grade rating by each of these rating agencies, and Residential

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Capital Corporation (ResCap), the holding company for GMAC’s residential mortgage business, has recently been downgraded to the lowest investment grade rating.
      Our current credit ratings have resulted in increased borrowing costs and could severely limit GM’s and GMAC’s access to unsecured debt markets. Our current credit ratings also increase the possibility that more burdensome and restrictive terms and conditions will be added to any new or replacement financing arrangements.
      Further downgrades of our current credit ratings, or significant worsening of our financial condition generally, could also result in increased demands by our suppliers for accelerated payment terms, increased finance charges, or other more onerous supply terms.

Our liquidity position could be negatively affected by a variety of factors, which in turn could have a material adverse effect on our business.
      While we believe that we currently have sufficient liquidity to operate our business over the short and medium term, our ability to meet our capital requirements over the long term will require substantial liquidity and will depend on our successful execution of our four-point turnaround plan and the return of our North American operations to profitability and positive cash flow, and our ability to execute the globalization of our principal business functions. Last year, we incurred a consolidated net loss of $10.6 billion, due primarily to losses at GMNA. We are subject to numerous risks and uncertainties that could negatively affect our cash flow and liquidity position in the future. These include, among other things, risk of labor disruptions (either at Delphi, our largest supplier, or at GM, such as in connection with the renegotiation of our collective bargaining agreement with the UAW in 2007), any inability to access (or amend or replace) our existing standby bank credit facility, any claims that may be successfully asserted against GM under various financing agreements in view of GM’s recent restatement of its prior financial statements, obligations associated with approximately $1.2 billion of convertible debentures that may be put to GM for cash settlement in March 2007 ahead of the scheduled maturity date, or pressure from suppliers to agree to changed payment or other contract terms. The occurrence of one or more of these events could weaken our liquidity position and, under certain circumstances, materially adversely affect our business, such as by curtailing our ability to make important capital expenditures.

GM’s recent restatement of its prior financial statements could negatively impact its rights and obligations under certain contracts to which it is a party, including its $5.6 billion standby credit facility, which could under certain circumstances materially adversely affect GM’s future liquidity.
      GM believes that it has a good faith basis on which to make a borrowing request under its $5.6 billion unsecured standby line of credit facility. However, in view of GM’s recent restatement of its prior financial statements, there is substantial uncertainty as to whether the bank syndicate would be required to honor such a request, and therefore there is a high risk that GM would not be able to borrow under this facility. GM believes that this matter is unlikely to be tested because GM has no current need or intention to draw on the existing facility. Moreover, GM is currently exploring the possibility of amending or replacing the existing facility with new terms that would, among other things, resolve any uncertainty regarding GM’s ability to borrow thereunder. There can be no assurance that GM will be successful in negotiating an amendment or replacement of the existing credit line or, if so, as to the amount, terms or conditions of any such amended or replacement facility. GM believes that issues also may arise from its restatement under various financing agreements, which consist principally of obligations in connection with sale/ leaseback transactions and other lease obligations and do not include GM’s public debt indentures, as to which GM is a party. GM is currently studying the effect of its recent restatement of prior financial statements under these agreements, including its legal rights (such as its ability to cure) with respect to any claims that could be asserted as well as economic disincentives for third parties to raise such claims to the extent they have them. Under certain circumstances, these matters could materially adversely affect GM’s future liquidity.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Continued failure to achieve profitability may cause some or all of our deferred tax assets to expire.
      As of December 31, 2005, we had approximately $21.6 billion in U.S. net deferred tax assets. These deferred tax assets include net operating loss carryovers that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. However, many of these deferred tax assets will expire if they are not utilized within certain time periods. At this time, we consider it more likely than not that we will have U.S. taxable income in the future that will allow us to realize these deferred tax assets. However, it is possible that some or all of these deferred tax assets could ultimately expire unused, especially if our GMNA restructuring initiatives are not successful or if GMAC’s income declines. Furthermore, if GMAC’s U.S. pre-tax income declines or if a significant portion of GMAC’s U.S. pre-tax income were to no longer be available to GM, because of the sale of a controlling interest in GMAC or otherwise, a substantial valuation allowance may be required, which would materially increase our expenses in the period taken and adversely affect our business. If we were required to record a valuation allowance against all of our U.S. deferred tax assets as of December 31, 2005, our resulting total stockholders’ equity would have been negative.

Restrictions in our labor agreements, including the JOBS bank provisions in the UAW agreement, could limit our ability to pursue or achieve cost savings through restructuring initiatives, and labor strikes, work stoppages or similar difficulties could significantly disrupt our operations.
      Substantially all of the hourly employees in our U.S., Canadian and European automotive operations are represented by labor unions and are covered by collective bargaining agreements, which usually have a multi-year duration. Many of these agreements include provisions that limit our ability to realize cost savings from restructuring initiatives such as plant closings and reductions in work force. In particular, our collective bargaining agreement with the UAW, which covers the majority of our U.S. hourly employees, includes a JOBS bank provision that requires us to continue paying full wages and benefits, generally after 48 weeks of layoff, during the term of the agreement to qualified employees who would have otherwise been laid off due to plant idlings or other restructuring initiatives. We have been discussing these provisions with the UAW in an effort to develop an agreed upon accelerated attrition program by which we can reduce the number of employees that are and will be in the JOBS bank in a cost effective manner. However, currently this provision significantly limits our ability in the United States to achieve cost savings through plant idlings, workforce reductions, or similar initiatives and, in particular, our ability to execute our GMNA turnaround initiatives.
      As part of our discussions with the UAW, on March 22, 2006, GM, Delphi and the UAW reached a tentative agreement intended to reduce the number of U.S. hourly employees through an accelerated attrition program. The agreement is subject to approval by the bankruptcy court of Delphi’s participation in the agreement. We cannot provide any assurance that the bankruptcy court will approve of Delphi’s participation in the agreement (and if such approval is not obtained, GM and the UAW will have no obligations under the agreement) or that enough employees will agree to participate in the attrition program to reduce employment levels at GM sufficient to provide the benefits we anticipate.
      Our current collective bargaining agreement with the UAW will expire in September 2007. Any UAW strikes, threats of strikes, or other resistance in connection with the negotiation of a new agreement could impair our ability to implement further measures to reduce structural costs and improve production efficiencies in furtherance of our GMNA initiatives.

The government is currently investigating certain of our accounting practices. The final outcome of these investigations could require us to restate prior financial results.
      The SEC has issued subpoenas to us in connection with various matters that it is investigating. These matters for which we have received subpoenas include our financial reporting concerning pension and OPEB, certain transactions between us and Delphi, supplier price reductions or credits, and any obligation we may have to fund pension and OPEB costs in connection with Delphi’s Chapter 11 proceedings. In addition, the SEC recently issued a subpoena in connection with an investigation of our transactions in precious metal raw

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
materials used in our automotive manufacturing operations, and a federal grand jury recently issued a subpoena in connection with supplier credits. Separately, SEC and federal grand jury subpoenas have been served on GMAC entities in connection with industry-wide investigations into practices in the insurance industry relating to loss mitigation insurance products such as finite risk insurance. We are cooperating with the government in connection with all these investigations. A negative outcome of one or more of these investigations could require us to restate prior financial results (in addition to our recent restatements) and could result in fines, penalties, or other remedies being imposed on GM, which under certain circumstances could have a material adverse effect on our business.

We operate in a highly competitive industry that has excess manufacturing capacity.
      The automotive industry is highly competitive and overall manufacturing capacity in the automotive industry exceeds current demand, which is at a historically high level. We have encountered significant price competition in our markets and expect this competition to continue in the future. In addition, many of the markets in which we compete present few barriers to entry for our competitors. Over the past several years, industry-wide manufacturing overcapacity has put pressure on GM and other manufacturers to make vehicles more attractive to customers by adding vehicle enhancements or marketing incentives or reducing vehicle prices in certain markets. Some strategies employed to help maintain market share are subsidized financing or leasing programs, option package discounts or rebates. This overcapacity has had, and is expected to continue to have a negative impact on our vehicle pricing, market share and operating results, and presents a significant risk to our ability to enhance our per vehicle revenue.

The bankruptcy or insolvency of a major competitor could result in further competitive disadvantages for us in relation to that competitor.
      Certain of our major competitors are obligated, like us, to provide substantial pension and OPEB benefits to their retirees. The bankruptcy or insolvency of a major competitor with substantial pension and OPEB obligations could result in that competitor gaining a significant cost advantage over us by eliminating or reducing through bankruptcy its contractual obligations to unions and other parties. In addition, the bankruptcy or insolvency of a major U.S. automotive manufacturer could lead to a disruption in our supply base, which could materially adversely affect our business.

Shortages and increases in the price of fuel can result in diminished profitability due to shifts in consumer vehicle demand.
      High gasoline prices in 2005 have contributed to weaker demand for certain of our higher margin vehicles, especially our full-size sport utility vehicles, as consumer demand has shifted to more fuel-efficient, smaller and lower margin vehicles. Any future increases in the price of gasoline in the United States or in our other markets, or any sustained shortage of fuel, could weaken further the demand for such vehicles. Such a result could lead to lower revenues and have a material adverse effect on our business.

A decline in consumer demand for our higher margin vehicles could result in diminished profitability.
      Our results of operations depend not only on the number of vehicles we sell, but also the product mix of our vehicle sales. Sales of full-size and luxury vehicles are generally more profitable for us than sales of our smaller and lower-priced vehicles. Similarly, retail sales of vehicles are generally more profitable to us than fleet sales. Shifts in demand away from these higher margin sales could materially adversely affect our business.

Our indebtedness and other obligations of our automotive operations are significant and could materially adversely affect our business.
      We have a significant amount of indebtedness. As of December 31, 2005, we had approximately $33 billion in loans payable and long-term debt outstanding for our automotive operations, which includes

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
approximately $1.2 billion of convertible debentures that may be put to GM for cash settlement in March 2007. Our significant indebtedness may have several important consequences. For example, it could:

•	Require us to dedicate a significant portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, which will reduce the funds available for other purposes; and

•	Make us more vulnerable to adverse economic and industry conditions, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.
      Any one or more of these consequences could have a material adverse effect on our business.

Our pension and OPEB expenses are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience, and changes in laws and regulations.
      Our future funding obligations for our IRS-qualified U.S. defined benefit pension plans and OPEB plans depend upon changes in the level of benefits provided for by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine minimum ERISA funding levels, actuarial data and experience, and any changes in government laws and regulations. In addition, our employee benefit plans hold a significant amount of equity securities. If the market values of these securities decline to a point where our pension obligations are not fully funded, our pension and OPEB expenses would increase and, as a result, could materially adversely affect our business. Any decreases in interest rates, if and to the extent not offset by contributions and asset returns, could also increase our obligations under such plans. We may be legally required to make contributions to the pension plans in the future, and those contributions could be material.
      In addition, the Financial Accounting Standards Board (FASB) has announced that it is considering changes in the accounting rules for pensions and other postretirement benefits. The rule changes that are expected to be proposed in March 2006 would require a company to include on its balance sheet an additional net asset or net liability to reflect the funded or unfunded status, as the case may be, of its retirement plans. In light of the unrecognized losses associated with our pension and OPEB liabilities under existing accounting rules, if these expected proposed rules had been in effect as of December 31, 2005, the substantial additional liability that we would have had to include on our balance sheet would have caused our total stockholders’ equity to be negative.
      Further, the U.S. Congress is currently considering legislation that, if adopted, would affect the manner in which GM administers its pensions. This proposed legislation is designed, among other things, to increase the amount by which companies fund their pension plans and to require companies that sponsor defined benefit plans to pay higher premiums to the PBGC. If this proposed legislation becomes law, GM, under certain future circumstances, could become subject to additional material funding requirements.

The pace of introduction and market acceptance of new vehicles is important to our success.
      Customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, we must introduce on an annual basis both new vehicle models as well as enhanced versions of existing vehicle models. Our competitors have introduced, and likely will continue to introduce, new and improved vehicle models designed to meet consumer expectations. Because product lifecycles do not all coincide, some competitive vehicles will always be newer than some of our existing models in the same market segments. This has and will continue to put pricing and vehicle enhancement pressure on our vehicles and, in some vehicle segments, has and will result in market share declines. In addition, consumer preferences for vehicles in certain market segments change over time. Vehicles in less popular segments may have to be discounted in order to be sold in similar volumes. Further, the pace of our development and introduction of new and improved vehicles is dependent on our ability to successfully implement improved technological innovations in design, production and manufacturing. Continuing reduction in our margins, sales volumes and market shares will result if we are unable to produce models that compare favorably to competing models,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
particularly in our higher margin vehicle lines such as full-size sport utility vehicles. Vehicle lines that are particularly important to our future success include our new sport utility vehicles and pickup trucks, and there can be no assurance of success related to market acceptance of these or any other products.

Economic and industry conditions constantly change and could have a material adverse effect on our business and results of operations.
      Our business and results of operations are tied to general economic and industry conditions. The number of cars and trucks sold industry-wide can vary from year to year. Demand for our vehicles depends largely on general economic conditions, including the strength of the global and local market economies, unemployment levels, consumer confidence levels, the availability of credit and the availability and cost of fuel. Cars and trucks are durable items, the replacement of which can be significantly deferred. Difficult economic conditions may also cause buying patterns to shift to less-expensive and lower margin vehicle models or to used vehicles. While we may attempt to limit the effect of these trends through pricing or other marketing measures, these trends can have a material adverse effect on our business. Because we have higher fixed costs, relatively small changes in the number of vehicles sold can have a significant effect on our business. Consequently, if industry demand softens due to, among other things, slowing or negative economic growth, our business, results of operations and financial condition may be materially adversely affected. There can be no assurance that current industry vehicle sales levels will continue.

Changes in existing, or the adoption of new, laws, regulations or policies of governmental organizations may have a significant negative impact on how we do business.
      We are affected significantly by a substantial amount of costly governmental regulation, which is anticipated to increase. In the U.S. and Europe, for example, governmental regulation has arisen primarily out of environmental, vehicle safety and fuel economy concerns. The costs of complying with government regulatory requirements can be substantial, and it can be difficult to pass these costs through to our customers.
      Of particular concern are the U.S. mandated corporate average fuel economy requirements. If these standards are increased significantly, we may have to curtail sales of our higher margin vehicles. Similarly, a number of states have adopted regulations that establish carbon dioxide emission standards that effectively impose heightened fuel economy standards for new vehicles sold in those states. Although GM and other automobile manufacturers are challenging certain of these state regulations in court, no assurance can be given that these challenges will be successful.
      Similarly, meeting or exceeding government-mandated safety standards is difficult and costly, because crashworthiness standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. While GM is managing its product development and production operations on a global basis to reduce costs and lead times, unique national or regional standards or vehicle rating programs can result in additional costs for product development, testing, and manufacturing. Governments often require the implementation of new requirements during the middle of a product cycle, which can be substantially more expensive than accommodating these requirements during the design of a new product.

Our businesses outside the United States expose us to additional risks that may cause our revenues and profitability to decline.
      We conduct a significant portion of our automotive business and our finance, insurance and mortgage businesses outside the United States. We intend to continue to pursue growth opportunities for our businesses outside the United States, which could expose us to greater risks. The risks associated with our operations outside the United States include:

•	Multiple foreign regulatory requirements that are subject to change, including foreign regulations restricting our ability to sell our products in those countries;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•	Differing local product preferences and product requirements;

•	Fluctuations in foreign currency exchange rates and interest rates;

•	Difficulty in establishing, staffing and managing foreign operations;

•	Differing labor regulations;

•	Consequences from changes in tax laws;

•	Foreign state takeovers of our manufacturing facilities in those countries; and

•	Political and economic instability, natural calamities, war and terrorism.
      The effects of these risks may, individually or in the aggregate, materially adversely affect our business.

A failure of or interruption in the communications and information systems on which we rely to conduct our operations could adversely affect our business.
      We rely heavily upon communications and information systems to conduct our business in each country and market in which we operate. The failure or interruption of our information systems or the third-party information systems on which we rely could cause supply, production and delivery delays in connection with our automotive operations. Such a failure or interruption could cause underwriting or other delays or result in significantly fewer applications being received, slower processing of applications and reduced efficiency in servicing in connection with GMAC’s operations. The occurrence of any of these events could have a material adverse effect on our business.

We could be materially adversely affected by changes in currency exchange rates, commodity prices, equity prices and interest rates.
      We are exposed to risks related to the effects of changes in foreign currency exchange rates, commodity prices, equity prices and interest rates. While we carefully watch and attempt to manage these exposures, these types of changes can have material adverse effects on our business.

We are subject to significant risks of litigation.
      We are currently subject to numerous litigation matters, including a number of stockholder and bondholder class action and derivative lawsuits. We cannot provide assurance that we will be successful in defending any of these matters, and adverse judgments could, under certain circumstances, materially adversely affect our business. We are also regularly named a defendant in purported class actions alleging a variety of vehicle defects, in product liability cases seeking damages for personal injury, and in suits alleging GM responsibility for claimed asbestos related illnesses. Some of these matters are described in greater detail in our Legal Proceedings section below. Since the outcomes of such pending or future litigation are not predictable, we cannot provide assurance that, under certain circumstances, such litigation will not materially adversely affect our business.
Risks related GM’s finance, mortgage and insurance businesses

We are considering the sale of a controlling interest in GMAC as well as exploring strategic and structural alternatives for ResCap. There is a risk that these initiatives may not occur, or if they do occur, they may not delink GMAC’s credit rating from GM’s credit rating or maintain ResCap’s investment grade credit rating. In addition, any such initiative, if completed, would reduce our interest in their earnings going forward.
      As previously announced, we are exploring the possible sale of a controlling interest in GMAC, as well as exploring other strategic and structural alternatives with respect to ResCap. The extent of the effect on GMAC’s and ResCap’s credit ratings, if any, will depend on the structure and other terms of any potential

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
transaction as well as the extent of GMAC’s ongoing credit exposure to GM. We are uncertain at this time if any transaction with respect to GMAC or ResCap will occur or, if any transaction were to occur, on what terms. Furthermore, even if a third party acquires a controlling interest in GMAC, or if a transaction is completed with respect to ResCap, there is the possibility that these initiatives will not delink GMAC’s credit rating from GM’s credit rating or maintain ResCap’s credit rating at investment grade.
      Failure to execute a GMAC strategic transaction will place further pressure on both GM’s and GMAC’s credit profiles, potentially resulting in further downgrades with GMAC’s credit ratings explicitly re-linked to those of GM. Moreover, any reduction in the automotive finance capacity of GMAC could materially adversely affect GM’s business to the extent that third party financing is not available to fund GM’s automotive sales. In the absence of a transaction:

•	GMAC’s access to capital may be seriously constrained, as most unsecured funding sources may decline, including bank funding;

•	The cost of funds related to borrowings that are secured by assets may increase, leading to a reduction in liquidity for certain asset classes;

•	It may be increasingly difficult to securitize assets, resulting in reduced capacity to support overall automotive originations;

•	Uncompetitive funding costs may result in a lower return on capital and significantly lower earnings and dividends; and

•	GMAC may need to consider divesting certain businesses in order to maintain adequate liquidity to fund new originations or otherwise preserve the value of its businesses.
      In addition, any such transactions, if completed, would reduce our interest in the earnings of GMAC and ResCap, although the financial effects of that reduction would be offset by the value of any consideration we receive from a purchaser.

Our finance, mortgage and insurance businesses require substantial capital, and if we are unable to maintain adequate financing sources, our business, results of operations and financial condition will suffer and jeopardize our ability to continue operations.
      Our liquidity and ongoing profitability in this segment are in large part dependent upon our timely access to capital and the costs associated with raising funds in different segments of the capital markets. Our primary sources of financing include public and private securitizations and whole loan sales. To a lesser extent, we also use institutional unsecured term debt, commercial paper and retail debt offerings. Reliance on any one source can change going forward.
      We depend and will continue to depend on our ability to access diversified funding alternatives to meet future cash flow requirements and to continue to fund our operations. Negative credit events specific to GMAC, or other events affecting the overall debt markets have adversely impacted our funding sources, and continued or additional negative events could further adversely impact our funding sources, especially over the long-term. If we are unable to maintain adequate financing, or if other sources of capital are not available to us, we could be forced to suspend, curtail or reduce certain aspects of our insurance, mortgage and finance operations, which could harm our business, results of operations and financial condition.
      Furthermore, we utilize asset and mortgage securitizations and sales as a critical component of our diversified funding strategy. Several factors could affect our ability to complete securitizations and sales, including conditions in the securities markets generally, conditions in the asset-backed or mortgage-backed securities markets, the credit quality and performance of our contracts and loans, our ability to service our contracts and loans and a decline in the ratings given to securities previously issued in our securitizations. Any of these factors could negatively affect the pricing of our securitizations and sales, resulting in lower proceeds from these activities.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

We are exposed to credit risk which could affect the business, results of operations and financial condition of our finance, mortgage and insurance operations.
      We are subject to credit risk resulting from defaults in payment or performance by customers for our contracts and loans as well as contracts and loans that are securitized and in which we retain a residual interest. There can be no assurances that our monitoring of our credit risk as it impacts the value of these assets and our efforts to mitigate credit risk through our risk-based pricing, appropriate underwriting policies and loss mitigation strategies are or will be sufficient to prevent an adverse effect on the business, results of operations and financial condition of our finance, mortgage and insurance operations. As part of the underwriting process, we rely heavily upon information supplied by third parties. If any of this information is intentionally or negligently misrepresented and the misrepresentation is not detected prior to completing the transaction, the credit risk associated with the transaction may be increased.

Our earnings may decrease because of increases or decreases in interest rates.
      The profitability of our finance, mortgage and insurance operations is directly affected by changes in interest rates. The following are some of the risks we face relating to an increase in interest rates:

•	Rising interest rates will increase our cost of funds.

•	Rising interest rates may reduce our consumer automotive financing volume by influencing consumers to pay cash for, as opposed to financing, vehicle purchases.

•	Rising interest rates generally reduce our residential mortgage loan production as borrowers become less likely to refinance and the costs associated with acquiring a new home become more expensive.

•	Rising interest rates will generally reduce the value of mortgage and automotive financing loans and contracts, retained interests and fixed income securities held in our investment portfolio.
      We are also subject to risks from decreasing interest rates. For example, a significant decrease in interest rates could increase the rate at which mortgages are prepaid, which could require us to write down the value of our retained interests. Moreover, if prepayments are greater than expected, the cash we receive over the life of our mortgage loans held for investment and our retained interests would be reduced. Higher-than-expected prepayments could also reduce the value of our mortgage servicing rights and, to the extent the borrower does not refinance with us, the size of our servicing portfolio. Therefore, any such changes in interest rates could harm the business, results of operations and financial condition of our finance, mortgage and insurance operations.

Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates.
      We employ various economic hedging strategies to mitigate the interest rate and prepayment risk inherent in many of our assets. Our hedging strategies rely on assumptions and projections regarding our assets, liabilities, and general market factors. If these assumptions and projections prove to be incorrect, or if our hedges do not adequately mitigate the impact of changes in interest rates or prepayment speeds, we may incur losses that could adversely affect the business, results of operations and financial condition of our finance, mortgage and insurance operations.

ResCap’s ability to pay dividends and to prepay subordinated debt obligations to GMAC is restricted by contractual arrangements.
      In June 2005, we entered into an operating agreement with GMAC and ResCap to create separation between GMAC and ourselves, on the one hand, and ResCap, on the other hand. The operating agreement restricts ResCap’s ability to declare dividends or prepay subordinated indebtedness to GMAC. As a result of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
these arrangements, ResCap has obtained investment grade credit ratings for its unsecured indebtedness that are separate from our ratings and the ratings of GMAC.
      The restrictions contained in the ResCap operating agreement include the requirements that ResCap’s stockholder’s equity be at least $6.5 billion in order for dividends to be paid to GMAC or our other affiliates, and that the cumulative amount of any such dividends may not exceed 50% of ResCap’s cumulative consolidated net income, measured from July 1, 2005, through the time such dividend is paid, minus the cumulative amount of certain prepayments of our subordinated debt by ResCap if such prepayments exceed 50% of ResCap’s cumulative consolidated net income at the time a dividend is paid. At December 31, 2005, ResCap had consolidated stockholder’s equity of approximately $7.5 billion.
      The ResCap operating agreement further restricts ResCap’s ability to prepay subordinated debt owed to us or any of our other affiliates. As of December 31, 2005, ResCap owed GMAC $4.1 billion pursuant to a Subordinated Note Agreement, under which interest is payable quarterly and all outstanding principal is due at maturity on September 30, 2015.

We use estimates and assumptions in determining the fair value of certain of our assets, in determining our allowance for credit losses, in determining lease residual values and in determining our reserves for insurance losses and loss adjustment expenses. If our estimates or assumptions prove to be incorrect, the business, results of operations and financial condition of our finance, mortgage and insurance operations could be materially adversely affected.
      We use estimates and various assumptions in determining the fair value of many of our assets, including retained interests and securitizations of loans and contracts, mortgage servicing rights and other investments which do not have an established market value or are not publicly traded. We also use estimates and assumptions in determining our allowance for credit losses on our loan and contract portfolios, in determining the residual values of leased vehicles and in determining our reserves for insurance losses and loss adjustment expenses with respect to reported losses and losses incurred but not reported. It is difficult to determine the accuracy of our estimates and assumptions, and our actual experience may differ materially from these estimates and assumptions. A material difference between our estimates and assumptions and our actual experience may materially adversely affect the business, results of operations and financial condition of our finance, mortgage and insurance operations.

General business and economic conditions of the industries and geographic areas in which we operate affect the business, results of operations and financial condition of our finance, mortgage and insurance operations.
      Our business, results of operation and financial condition are sensitive to general business and economic conditions in the United States and in the markets in which we operate outside the United States. A downturn in economic conditions resulting in increased unemployment rates, increased consumer and commercial bankruptcy filings or other factors that negatively impact household incomes could decrease demand for our financing and mortgage products and increase delinquency and loss. In addition, because our credit exposures are generally collateralized, the severity of losses is particularly sensitive to a decline in used vehicle and residential home prices.
      Some further examples of these risks include the following:

•	A significant and sustained increase in gasoline prices could decrease new and used vehicle purchases, thereby reducing the demand for automotive retail financing and automotive wholesale financing.

•	A general decline in residential home prices in the United States could negatively affect the value of our mortgage loans held for investment and our retained interests in securitized mortgage loans. Such a decrease could also restrict our ability to originate, sell or securitize mortgage loans and impact the repayment of advances under our warehouse loans.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•	An increase in automotive labor rates or parts prices could negatively affect the value of our automotive extended service contracts.

Our business, results of operations and financial condition may be materially adversely affected by decreases in the residual value of off-lease vehicles.
      Our expectation of the residual value of a vehicle subject to an automotive lease contract is a critical element used to determine the amount of the lease payments under the contract at the time that it is entered into by the customer. As a result, to the extent that the actual residual value of the vehicle, as reflected in the sales proceeds received upon remarketing, is less than the expected residual value for the vehicle at lease inception, GMAC will incur a loss on the lease transaction. General economic conditions, the supply of off-lease vehicles and new vehicle market prices heavily influence used vehicle prices and thus the actual residual value of off-lease vehicles. Our brand image, consumer preference for our products, and our marketing programs that influence the new and used vehicle market for our vehicles also influence lease residual values. In addition, our ability to efficiently process and effectively market off-lease vehicles impacts the disposal costs and proceeds realized from the vehicle sales. Differences between the actual residual values realized on leased vehicles and our expectations of such values at contract inception could have a negative impact on our business, results of operation and financial condition.

Fluctuations in valuation of investment securities or significant fluctuations in investment market prices could negatively affect revenues.
      Investment market prices in general are subject to fluctuation. Consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value which could negatively affect our revenues. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, national and international events and general market conditions.

Changes in existing U.S. government-sponsored mortgage programs, or disruptions in the secondary markets in the United States or in other countries in which our mortgage subsidiaries operate, could materially adversely affect the business, results of operations and financial condition of our mortgage business.
      The ability of GMAC’s mortgage subsidiaries to generate revenue through mortgage loan sales to institutional investors in the United States depends to a significant degree on programs administered by government-sponsored enterprises such as Fannie Mae, Freddie Mac, Ginnie Mae and others that facilitate the issuance of mortgage-backed securities in the secondary market. These government-sponsored enterprises play a powerful role in the residential mortgage industry and our mortgage subsidiaries have significant business relationships with them. Proposals are being considered in Congress and by various regulatory authorities that would affect the manner in which these government-sponsored enterprises conduct their business, including proposals to establish a new independent agency to regulate the government-sponsored enterprises, to require them to register their stock with the SEC, to reduce or limit certain business benefits that they receive from the U.S. government and to limit the size of the mortgage loan portfolios that they may hold. Any discontinuation of, or significant reduction in, the operation of these government-sponsored enterprises could materially adversely affect our revenues and profitability of our mortgage business. Also, any significant adverse change in the level of activity in the secondary market or the underwriting criteria of these government-sponsored enterprises could adversely affect our business.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC may be required to repurchase contracts and provide indemnification if GMAC breaches representations and warranties from its securitization and whole loan transactions, which could harm our business, results of operations and financial condition.
      When GMAC sells retail contracts or leases through whole loan sales or securitizes retail contracts, leases or wholesale loans to dealers, GMAC is required to make customary representations and warranties about the contracts, leases or loans to the purchaser or securitization trust. GMAC’s whole loan sale agreements generally require GMAC to repurchase retail contracts or provide indemnification if GMAC breaches a representation or warranty given to the purchaser. Likewise, GMAC is required to repurchase retail contracts, leases or loans and may be required to provide indemnification if GMAC breaches a representation or warranty in connection with its securitizations.
      Similarly, sales by GMAC’s mortgage subsidiaries of mortgage loans through whole loan sales or securitizations require GMAC to make customary representations and warranties about the mortgage loans to the purchaser or securitization trust. GMAC’s whole loan sale agreements generally require GMAC to repurchase or substitute loans if GMAC breaches a representation or warranty given to the purchaser. In addition, GMAC’s mortgage subsidiaries may be required to repurchase mortgage loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its origination. Likewise, GMAC is required to repurchase or substitute mortgage loans if GMAC breaches a representation or warranty in connection with its securitizations. The remedies available to a purchaser of mortgage loans may be broader than those available to GMAC’s mortgage subsidiaries against the original seller of the mortgage loan. If a mortgage loan purchaser enforces its remedies against GMAC’s mortgage subsidiaries, GMAC may not be able to enforce the remedies it has against the seller of the loan or the borrower.

Significant indemnification payments or contract, lease or loan repurchase activity of retail contracts or leases or mortgage loans could harm our business, results of operations and financial condition.
      GMAC and its mortgage subsidiaries have repurchase obligations in their respective capacities as servicers in securitizations and whole loan sales. If a servicer breaches a representation, warranty or servicing covenant with respect to an automotive receivable or mortgage loan, then the servicer may be required by the servicing provisions to repurchase that asset from the purchaser. If the frequency at which repurchases of assets occurs increases substantially from its present rate, the result could be a material adverse effect on our business, results of operations and financial condition or those of our mortgage subsidiaries.

A loss of contractual servicing rights could have a material adverse effect on our operations.
      GMAC is the servicer for all of the receivables it has originated and transferred to other parties in securitizations and whole loan sales of automotive receivables. GMAC’s mortgage subsidiaries service the mortgage loans it has securitized, and GMAC services the majority of the mortgage loans that GMAC has sold in whole loan sales. In each case, GMAC is paid a fee for its services, which fees in the aggregate constitute a substantial revenue stream for us. In each case, we are subject to the risk of termination under the circumstances specified in the applicable servicing provisions.
      In most securitizations and whole loan sales, the owner of the receivables or mortgage loans will be entitled to declare a servicer default and terminate the servicer upon the occurrence of specified events. These events typically include a bankruptcy of the servicer, a material failure by the servicer to perform its obligations or a failure by the servicer to turn over funds on the required basis. The termination of these servicing rights, were it to occur, could have a material adverse effect on our business, results of operations and financial condition and/or those of our mortgage subsidiaries. For the year ended December 31, 2005, our consolidated mortgage servicing fee income was $1.6 billion.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

The regulatory environment in which GMAC operates could have a material adverse effect on its business.
      Our domestic finance, mortgage and insurance operations are generally subject to various laws and judicial and administrative decisions imposing various requirements and restrictions relating to supervision and regulation by state and federal authorities. Such laws and supervision are primarily for the benefit and protection of our customers, and not for the benefit of investors in our securities, and could limit our discretion in operating our business. Noncompliance with applicable statutes or regulations could result in the suspension or revocation of any license or registration at issue, as well as the imposition of civil fines and criminal penalties. In addition, changes in the accounting rules or their interpretation could have an adverse effect on our business, results of operations and financial condition.
      Our finance, mortgage and insurance operations are also heavily regulated in many jurisdictions outside the United States. For example, certain of our foreign subsidiaries operate either as a bank or a regulated finance company in the local markets and our insurance operations are subject to various requirements in the markets in which they operate. The varying requirements of these jurisdictions may be inconsistent with U.S. rules and may materially adversely affect our business or limit necessary regulatory approvals, or if approvals are obtained we may not be able to continue to comply with the terms of the approvals or applicable regulations. In addition, in many countries the regulations applicable to the financial services industry are uncertain and evolving, and it may be difficult for us to determine the exact regulatory requirements.
      Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on our operations in that market with regard to the affected product and on our reputation generally. There can be no assurance that applicable laws or regulations will not be amended or construed differently, that new laws and regulations will not be adopted or that we will not be prohibited by local laws from raising interest rates above certain desired levels, any of which could materially adversely affect our business, results of operations and financial condition.

The worldwide financial services industry is highly competitive. If we are unable to compete successfully or if there is increased competition in the automotive financing, mortgage and/or insurance markets or generally in the markets for securitizations or asset sales, our margins could be materially adversely affected.
      The markets for automotive and mortgage financing, insurance and reinsurance are highly competitive. The market for automotive financing has grown as more consumers are financing their vehicle purchases, primarily in North America and Europe. Our mortgage business faces significant competition from commercial banks, savings institutions, mortgage companies and other financial institutions. Our insurance business faces significant competition from insurance carriers, reinsurers, third party administrators, brokers and other insurance-related companies. Many of our competitors have substantial positions nationally or in the markets in which they operate. Some of our competitors have lower cost structures, lower cost of capital and are less reliant on securitization and sale activities. We face significant competition in various areas, including product offerings, rates, pricing and fees and customer service. If we are unable to compete effectively in the markets in which we operate, our business, results of operation and financial condition could be negatively affected.
      The markets for asset and mortgage securitizations and whole loan sales are competitive, and other issuers and originators could increase the amount of their issuances and sales. In addition, lenders and other investors within those markets often establish limits on their credit exposure to particular issuers, originators and asset classes, or they may require higher returns to increase the amount of their exposure. Increased issuance by other participants in the market, or decisions by investors to limit their credit exposure to, or to require a higher yield for, us or to automotive or mortgage securitizations or whole loans, could negatively affect our ability to price our securitizations and whole loan sales at attractive rates. The result would be lower proceeds from these activities and lower profits for GMAC.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1B.	Unresolved Staff Comments
      None.
* * * * * *

Item 2.	Properties
      The Corporation, excluding its Financing and Insurance Operations, has approximately 335 locations operating in approximately 40 states and approximately 200 cities in the United States. Of these, approximately 20 are engaged in the final assembly of GM cars and trucks; approximately 30 are service parts operations responsible for distribution or warehousing; and the remainder are offices or involved primarily in the testing of vehicles or the manufacturing of automotive components and power products. In addition, the Corporation has approximately 20 locations in Canada and assembly, manufacturing, distribution, or warehousing operations in approximately 55 other countries, including equity interests in associated companies which conduct assembly, manufacturing, or distribution operations. The major facilities outside the United States and Canada, which are principally vehicle manufacturing and assembly operations, are located in:

• Germany	• Australia	• China	• Poland
• United Kingdom	• Sweden	• Thailand	• South Korea
• Brazil	• Belgium	• Argentina	• South Africa
• Mexico	• Spain	• Portugal
      Most facilities are owned by the Corporation or its subsidiaries. Leased properties consist primarily of warehouses and administration, engineering, and sales offices. The leases for warehouses generally provide for an initial period of five years and contain renewal options. Leases for sales offices are generally for shorter periods.
      Properties of GM and its subsidiaries include facilities which, in the opinion of management, are suitable and adequate for the manufacture, assembly and distribution of their products.
      Additional information regarding worldwide expenditures for plants and equipment is presented in Note 26 to the GM Consolidated Financial Statements in Part II.
      GMAC owns properties in southeastern Michigan that are leased to GM. GMAC primarily operates its finance, insurance and mortgage businesses from leased office space.

Item 3.	Legal Proceedings
      Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the year ended December 31, 2005, or subsequent thereto but before the filing of this report, are summarized below:
Canadian Export Antitrust Class Actions
      Seventy-nine purported class actions on behalf of all purchasers of new motor vehicles in the United States since January 1, 2001, have been filed in various state and federal courts against General Motors Corporation, General Motors of Canada Ltd. and Ford, Daimler Chrysler, Toyota, Honda, Nissan and BMW and their Canadian affiliates, the National Automobile Dealers Association and the Canadian Automobile Dealers Association. The federal court actions have been consolidated for coordinated pretrial proceedings in federal court under the caption In re New Market Vehicle Canadian Export Antitrust Litigation Cases in the U.S. District Court for the District of Maine and the more than 30 California cases have been consolidated in the California Superior Court in San Francisco County under the case captions Belch v. Toyota, et al. and Bell v. General Motors.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Legal Proceedings (continued)
      The nearly identical complaints allege that the defendant manufacturers, aided by the association defendants, conspired among themselves and with their dealers to prevent the sale to United States citizens of vehicles produced for the Canadian market and sold by dealers in Canada. The complaints allege that new vehicle prices in Canada are 10% to 30% lower than those in the United States and that preventing the sale of these vehicles to United States citizens resulted in the payment of supracompetitive prices by United States consumers. The complaints, as amended, seek injunctive relief under federal antitrust law and treble damages under federal and state antitrust laws, but do not specify damages. The complaints further allege unjust enrichment and violations of state unfair trade practices act. On March 5, 2004, the federal court in Maine issued a decision holding that the purported indirect purchaser classes failed to state a claim for damages but allowed a separate claim seeking to enjoin future alleged violations to continue. On March 10, 2006, the federal court in Maine certified a nationwide class of buyers and lessees under Federal Rule 23(b)(2) solely for injunctive relief. The court expressly deferred to an unspecified later time a decision on plaintiffs’ Federal Rule 23(b)(3) motion to certify a class for damages under the laws of as many as 23 states and the District of Columbia. No determination has been made to certify any of these cases as a damages class action under federal or state law. General Motors believes its actions have been lawful and intends to vigorously defend these cases.
* * * * * * *
Health Care Litigation
      UAW, et al. v. General Motors Corporation — On October 18, 2005, the UAW and two hourly retirees filed a putative class action in the U.S. District Court for the Eastern District of Michigan on behalf of hourly retirees, spouses and dependants, seeking to enjoin unilateral modifications by GM to hourly retiree health-care benefits, claiming that such benefits are unalterably vested. GM maintains that retiree health-care benefits are not vested and that it has expressly reserved the right to make unilateral changes. On October 29, 2005, GM and the UAW entered into a memorandum of understanding that provided for a number of changes to health care coverage for both UAW represented active employees and UAW retirees. On October 31, 2005, plaintiffs’ filed an amended complaint adding four additional retirees and one surviving spouse as putative class representatives. The lawsuit followed months of negotiations between GM and the UAW regarding changes to retiree health-care benefits and is the initial step in implementing this agreement.
      On December 16, 2005, GM, the UAW and the putative class representatives finalized a settlement agreement and submitted motions to the court for certification of the class, preliminary approval of the final settlement and approval of the proposed notice to class members. At a hearing on December 22, 2005, the court granted the motion for class certification, preliminarily approved the final settlement agreement and directed that proposed notice of the settlement be mailed to class members. That mailing was complete on December 30, 2005. A final hearing to determine whether the settlement agreement is fair, reasonable and adequate with respect to the class was held on March 6, 2006. GM is awaiting a final determination on the settlement agreement by the court.
* * * * * * *
General Motors Securities Litigation
      On September 19, 2005, Folksam Asset Management filed a purported class action complaint in the U.S. District Court for the Southern District of New York naming as defendants GM, GMAC, and GM’s Chairman and Chief Executive Officer, G. Richard Wagoner, Jr., Vice Chairman, John Devine, Treasurer, Walter Borst and Chief Accounting Officer, Peter Bible, Folksam Asset Management, et.al. v. General Motors, et al. Plaintiffs purported to bring the claim on behalf of purchasers of GM debt and/or equity

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Legal Proceedings (continued)
securities during the period February 25, 2002 through March 16, 2005. The complaint alleges that defendants violated Section 10(b) and, with respect to the individual defendants, Section 20(a) of the Exchange Act. The complaint also alleges violations of Section 11, Section 12(a) and, with respect to the individual defendants, Section 15 of the Securities Act of 1933, as amended (Securities Act), in connection with certain registered debt offerings during the class period. In particular, the complaint alleges that GM’s cash flows during the class period were overstated based on the “reclassification” of certain cash items described in the Corporation’s 2004 Form 10-K. The reclassification involves cash flows relating to the financing of GMAC wholesale receivables from dealers that resulted in no net cash receipts and GM’s decision to revise Consolidated Statements of Net Cash for the years ended 2002 and 2003. The complaint also alleges misrepresentations relating to forward-looking statements of the Corporation’s 2005 earnings forecast that were later revised significantly downward. In October 2005, a similar suit, asserting claims under the Exchange Act based on substantially the same factual allegations, was filed and subsequently consolidated with the Folksam case, Galliani, et.al. v. General Motors, et al. The consolidated suit is now called In re General Motors Securities Litigation.
      On November 18, 2005, plaintiffs in the Folksam case filed an amended complaint, which adds several additional investors as plaintiffs, extends the end of the class period to November 9, 2005, and names as additional defendants three current and one former member of GM’s audit committee, as well as GM’s independent accountants, Deloitte & Touche LLP. In addition to the claims asserted in the original complaint, the amended complaint adds a claim against defendants Wagoner and Devine for rescission of their bonuses and incentive compensation during the class period. It also includes further allegations regarding GM’s accounting for pension obligations, restatement of income for 2001, and financial results for the first and second quarters of 2005. Neither the original complaint nor the amended complaint specify the amount of damages sought and defendants have no means to estimate damages the plaintiffs will seek based upon the limited information available in the complaint. Defendants have not yet filed their response to the complaints, but intend to vigorously defend these actions. On January 17, 2006, the court made provisional designations of lead plaintiff and lead counsel, which designations were made final on February 6, 2006.
      On November 21, 2005, Teresa and Joseph Paul Sacco filed a purported class action, Sacco, et al. v. General Motors Corporation, et al. On December 21, 2005, Charles Rosen filed a purported class action, Rosen, et al. v. General Motors Corporation, et al. Both of these actions were filed in the U.S. District Court for the Eastern District of Michigan against GM, G. Richard Wagoner, Jr., John F. Smith, Jr. (in Rosen only), Peter R. Bible, and John M. Devine. Plaintiffs purported to bring claims on behalf of purchasers of GM stock during the period April 18, 2001 through November 9, 2005. The complaints alleged that defendants violated Section 10(b) and, with respect to the individual defendants, Section 20(a) of the Exchange Act. The complaints focused on certain statements regarding the Corporation’s financial performance. The complaints did not specify the amount of damages sought, and defendants had no means to estimate damages the plaintiffs sought based upon the limited information available in the complaints. On January 6, 2006, the plaintiffs in Sacco filed a notice of voluntary dismissal. On February 16, 2006, the plaintiffs in Rosen filed a notice of voluntary dismissal.
* * * * * * *
Shareholder Derivative Suits
      On November 10, 2005, Albert Stein filed a purported shareholder derivative action in the Eastern District of Michigan, ostensibly on behalf of GM, against the members of the GM board of directors at that time, Stein v. Bowles, et al. The complaint alleges that defendants breached their fiduciary duties of due care, loyalty and good faith by, among other things, causing GM to overstate its income (as reflected in the Corporation’s restatement of 2001 earnings and second quarter 2005 earnings) and exposing the Corporation to potential damages in SEC investigations and investor lawsuits. The suit seeks damages based on defendants’

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Legal Proceedings (continued)
alleged breaches and an order requiring defendants to indemnify the Corporation for any future litigation losses. Plaintiffs claim that demand on the GM board to bring suit itself (ordinarily a prerequisite to suit under Delaware law) is excused because it would be “futile.” The complaint does not specify the amount of damages sought and defendants have no means to estimate damages the plaintiffs will seek based upon the limited information available in the complaint.
      On December 15, 2005, Henry Gluckstern filed a purported shareholder derivative action in the U.S. District Court for the Eastern District of Michigan, ostensibly on behalf of GM, against the GM board of directors, Gluckstern v. Wagoner, et al. This suit is substantially identical to Stein v. Bowles, et al. Also on December 15, 2005, John Orr filed a substantially identical purported shareholder derivative action in the U.S. District Court for the Eastern District of Michigan, ostensibly on behalf of GM, against the GM board of directors, Orr v. Wagoner, et al. Counsel for plaintiffs in the Stein, Gluckstern and Orr actions have filed a motion to consolidate these three actions, to appoint lead plaintiff and to approve selection of lead counsel. The directors have not yet filed their response to the Stein, Gluckstern and Orr complaints, but intend to vigorously defend these actions.
      On December 2, 2005, Sharon Bouth filed a similar purported shareholder derivative action in the Circuit Court of Wayne County, Michigan, ostensibly on behalf of GM, against the members of the GM board of directors and a GM officer not on the board, Bouth v. Barnevik, et al. The complaint alleges that defendants breached their fiduciary duties of due care, loyalty and good faith by, among other things, causing GM to overstate its earnings and cash flow and improperly account for certain transactions and exposing GM to potential damages in SEC investigations and investor lawsuits. The suit seeks damages based on defendants’ alleged breaches and an order requiring defendants to indemnify the Corporation for any future litigation losses. Plaintiffs claim that demand on the GM board is excused because it would be “futile.” The complaint does not specify the amount of damages sought and defendants have no means to estimate damages the plaintiffs will seek based upon the limited information available in the complaint.
      On December 16, 2005, Robin Salisbury filed an action in the Circuit Court of Wayne County, Michigan substantially identical to the Bouth case described above, Salisbury v. Barnevik, et.al. The Salisbury and Bouth cases have been consolidated and plaintiffs have stated they intend to file an amended consolidated complaint. The directors and the officer not on the board named in these cases have not yet filed their responses to the Bouth or Salisbury complaints, but intend to vigorously defend these actions.
* * * * * * *
Motion for Consolidation and Transfer to the Eastern District of Michigan
      On December 13, 2005, defendants in In re General Motors Securities Litigation (previously Folksam Asset Management v. General Motors, et al. and Galliani v. General Motors, et.al.) and Stein v. Bowles, et al. filed a Motion with the Judicial Panel on Multidistrict Litigation to transfer and consolidate these cases for pretrial proceedings in the U.S. District Court for the Eastern District of Michigan.
      On January 5, 2006, defendants submitted to the Judicial Panel on Multidistrict Litigation an Amended Motion seeking to add to their original Motion the Rosen, Gluckstern, and Orr cases for consolidated pretrial proceedings in the U.S. District Court for the Eastern District of Michigan. The Panel has set this motion for hearing on March 30, 2006.
* * * * * * *
Bondholder Class Actions
      On November 29, 2005, Stanley Zielezienski filed a purported class action, Zielezienski, et al. v. General Motors, et al. The action was filed in the Circuit Court for Palm Beach County, Florida, against GM, GMAC,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Legal Proceedings (continued)
GM’s Chairman and Chief Executive Officer, G. Richard Wagoner, Jr., GMAC’s Chairman, Eric A. Feldstein, and certain GM and GMAC officers, namely, William F. Muir, Linda K. Zukauckas, Richard J.S. Clout, John E. Gibson, W. Allen Reed, Walter G. Borst, John M. Devine and Gary L. Cowger. The action also names certain underwriters of GMAC debt securities as defendants. The complaint alleges that defendants violated Section 11 of the Securities Act, and with respect to all defendants except GM, Section 12(a)(2) of the Securities Act. The complaint also alleges that GM violated Section 15 of the Securities Act. In particular, the complaint alleges material misrepresentations in certain GMAC financial statements incorporated by reference with GMAC’s 2003 Form S-3 Registration Statement and Prospectus. More specifically, the complaint alleges material misrepresentations in connection with the offering for sale of GMAC SmartNotes in certain GMAC financial statements contained in GMAC’s Forms 10-Q for the quarterly periods ended in March 31, 2004 and June 30, 2004 and the Form 8-K which disclosed financial results for the quarterly period ended in September 30, 2004, were materially false and misleading as evidenced by GMAC’s 2005 restatement of these quarterly results. In December 2005, plaintiff filed an amended complaint making substantially the same allegations as were in the previous filing with respect to additional debt securities issued by GMAC during the period from April 23, 2004 to March 14, 2005 and adding approximately 60 additional underwriters as defendants. The complaint does not specify the amount of damages sought and defendants have no means to estimate damages the plaintiffs will seek based upon the limited information available in the complaint. Defendants have not yet filed their response to the complaints, but intend to vigorously defend this action. On January 6, 2006, defendants named in the original complaint removed this case to the U.S. District Court for the Southern District of Florida. On February 6, 2006, plaintiff filed a motion to remand the case to Florida state court, which is currently being briefed by the parties. On March 28, 2006, the parties submitted a proposed stipulated order withdrawing plaintiff’s motion to remand and transferring the case to the United States District Court for the Eastern District of Michigan. If this order is entered, the parties have agreed to seek to have this case consolidated with the J&R Marketing and Mager cases described below.
      On December 28, 2005, J&R Marketing, SEP, filed a purported class action, J&R Marketing, et al. v. General Motors Corporation, et al. The action was filed in the Circuit Court for Wayne County, Michigan, against GM, GMAC, Eric Feldstein, William F. Muir, Linda K. Zukauckas, Richard J.S. Clout, John E. Gibson, W. Allen Reed, Walter G. Borst, John M. Devine, Gary L. Cowger, G. Richard Wagoner, Jr. and several underwriters of GMAC debt securities. Similar to the original complaint filed in the Zielezienski case described above, the complaint alleges claims under Sections 11, 12(a), and 15 of the Securities Act based on alleged material misrepresentations or omissions in the registration statements for GMAC SmartNotes purchased between September 30, 2003 and March 16, 2005, inclusive. The complaint alleges inadequate disclosure of GM’s financial condition and performance as well as issues arising from GMAC’s 2005 restatement of quarterly results for the three quarters ended September 30, 2005. The complaint does not specify the amount of damages sought and defendants have no means to estimate damages the plaintiffs will seek based upon the limited information available in the complaint. Defendants have not yet filed their response to the complaint, but intend to vigorously defend this action. On January 13, 2006, defendants removed this case to the U.S. District Court for the Eastern District of Michigan.
      On February 17, 2006, Alex Mager filed a purported class action, Mager v. General Motors Corporation, et al. The action was filed in the U.S. District Court for the Eastern District of Michigan and is substantively identical to the J&R Marketing case described above. Defendants have not yet filed their response to the complaint, but intend to vigorously defend this action. On February 24, 2006, J&R Marketing filed a motion to consolidate the Mager case with its case (discussed above) and for appointment as lead plaintiff and the appointment of lead counsel. On March 8, 2006, the court entered an order consolidating the two cases.
      All of the above cases are in preliminary phases. No determination has been made that the shareholder and bondholder cases can be maintained as class actions or that the shareholder derivative actions can proceed

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Legal Proceedings (continued)
without making a demand in accordance with Delaware law that the GM board bring the actions. As a result, the scope of the actions and whether they will be permitted to proceed is uncertain.
* * * * * * *
Asbestos Litigation
      Like most domestic and foreign automobile manufacturers, over the years GM has used some brake products which incorporated small amounts of encapsulated asbestos. These products, generally brake linings, are known as asbestos-containing friction products. There is a significant body of scientific data demonstrating that these asbestos-containing friction products are not unsafe and do not create an increased risk of asbestos-related disease. GM believes that the use of asbestos in these products was appropriate.
      A number of the claims are being filed against GM by automotive mechanics and their relatives seeking recovery based on their alleged exposure to the small amount of asbestos used in brake components. These claims almost always identify numerous other potential sources for the claimant’s alleged exposure to asbestos, which do not involve GM or even asbestos-containing friction products, and many of these other potential sources would place users at much greater risk. The vast majority of these claimants do not have an asbestos-related illness and may never develop one. This is consistent with the experience reported by other automotive manufacturers and other end users of asbestos.
      Two other types of claims related to alleged asbestos exposure are being asserted against GM, representing a significantly lower exposure than the automotive friction product claims. Like other locomotive manufacturers, GM used a limited amount of asbestos in locomotive brakes and in the insulation used in the manufacturing of some locomotives. These uses have been the basis of lawsuits filed against GM by railroad workers seeking relief based on their alleged exposure to asbestos. These claims almost always identify numerous other potential sources for the claimant’s alleged exposure to asbestos, which do not involve GM or even locomotives. Many of these claimants do not have an asbestos-related illness and may never develop one. In addition, like many other manufacturers, a relatively small number of claims are brought by contractors who are seeking recovery based on alleged exposure to asbestos-containing products while working on premises owned by GM. These claims almost always identify numerous other potential sources for the claimant’s alleged exposure to asbestos which do not involve GM. The vast majority of these claimants do not have an asbestos-related illness and may never develop one.
      While GM has resolved many of these cases over the years and continues to do so for conventional strategic litigation reasons (avoiding defense costs and possible exposure to runaway verdicts), GM, as stated above, believes the vast majority of such claims against GM are without merit. Only a small percentage of the claims pending against GM allege the contraction of a malignant disease associated with asbestos exposure. GM intends to vigorously defend these actions whenever possible. The West Virginia and Ohio supreme courts have ruled that Federal law preempts asbestos tort claims asserted on behalf of railroad workers. Such preemption means that Federal law entirely eliminates the possibility that railroad workers could maintain state law claims against GM.
      As previously reported, GM’s annual expenditures associated with the resolution of these claims decreased in 2004 after increasing in nonmaterial amounts in prior years. They remained approximately the same in 2005, but the amount expended in any year is highly dependent on the number of claims filed, the amount of pretrial proceedings conducted, and the number of trials and settlements which occur during the period.
* * * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Legal Proceedings (continued)
ERISA Class Actions
      In May 2005, the U.S. District Court for the Eastern District of Michigan consolidated under the case caption In re General Motors ERISA Litigation three related Employment Retirement Income Security Act (ERISA) purported class actions against GM and other named defendants who are alleged to be fiduciaries of the GM stock purchase programs and personal savings plans for salaried and hourly employees. In June 2005, plaintiffs filed a consolidated class action complaint against GM, the Investment Funds Committee of the GM board, its individual members, GM’s Chairman and Chief Executive Officer, members of GM’s Employee Benefits Committee during the putative class period, General Motors Investment Management Corporation (GMIMCo) and State Street Bank. The complaint alleges that the GM defendants breached their fiduciary duties to plan participants by, among other things, investing their assets, or offering them the option of investing, in GM stock on the ground that it was not a prudent investment. Plaintiffs purport to bring these claims on behalf of all persons who were participants in or beneficiaries of the plans from March 18, 1999 to the present, and seek to recover losses allegedly suffered by the plans. The complaint does not specify the amount of damages sought and defendants have no means at this time to estimate damages the plaintiffs will seek. Defendants filed a motion to dismiss the complaint in September 2005. The court heard arguments on the defendants’ motion on February 1, 2006, but has not yet ruled on the motion. No determination has been made that the case can be maintained as a class action. General Motors intends to vigorously defend this action.
      In addition, GMIMCo, a wholly-owned subsidiary of GM, is one of numerous defendants in several purported class action lawsuits filed in March and April 2005, in the U.S. District Court for the Eastern District of Michigan alleging violations of ERISA with respect to the Delphi company stock plans for salaried and hourly employees. On September 13, 2005, the cases were consolidated under the case caption In re Delphi ERISA Litigation and have been transferred to the Eastern District of Michigan for coordinated pretrial proceedings with other Delphi shareholder lawsuits in which GMIMCo is not named as a defendant. On March 3, 2006, the lead plaintiffs appointed by the court filed a consolidated amended class action complaint alleging that from May 28, 1999 to November 1, 2005, GMIMCo, a named fiduciary of the Delphi plans, breached its fiduciary duties to plan participants by allowing them to invest in the Delphi Common Stock Fund when it was imprudent to do so, failing to monitor State Street Bank and Trust, the entity appointed by GMIMCo to serve as investment manager for the Delphi Common Stock Fund, and by knowingly participating in, enabling, or failing to remedy breaches of fiduciary duty by other defendants. No determination has been made that a class action can be maintained against GMIMCo and there have been no decisions on the merits of the claims. GMIMCo intends to defend these cases vigorously.
* * * * * * *
Hughes Split-Off Class Actions
      On April 11 and 14, 2003, two purported class actions, Young v. Pearce, et al. and Silverstein v. Pearce, et al., were filed in Delaware Chancery Court on behalf of owners of GM Class H shares against Hughes Electronics Corporation, General Motors Corporation, News Corporation and the Hughes directors. On April 11 and 15, 2003, two purported class actions, Matcovsky, et al., v. Hughes Electronics Corporation, et al. and Brody v. Hughes Electronics Corporation, et al., were filed in Superior Court in Los Angeles, California, against Hughes, GM and the Hughes and GM directors. Two purported stockholder class actions which name only General Motors and the GM directors have been brought in Delaware Chancery Court challenging the agreements with News Corp., Wyser-Pratte Management Company v. General Motors Corporation, et al., which was filed April 18, 2003, and Robert LaMarche v. General Motors Corporation, et al., which was filed April 28, 2003. The Delaware cases were consolidated in the Delaware Chancery Court and the California cases were consolidated in state court in Los Angeles and plaintiffs in both cases have filed consolidated complaints.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Legal Proceedings (concluded)
      The Delaware cases allege that GM and the GM directors performed ultra vires acts and that the GM directors breached their fiduciary duties by approving a transaction that is more favorable to the holders of GM $1 2/3 par value common stock than the holders of GM Class H common stock. They claim that the holders of GM Class H common stock were treated unfairly because (1) GM received mostly cash for its shares while the holders of GM Class H common stock received News Corp. American Depositary Shares (ADSs) that may fluctuate in value, (2) GM received a $275 million payment from Hughes, (3) a substantial number of shares of GM Class H common stock were contributed to various GM employee benefit plans prior to announcement of the deal to improve the prospects of shareholder approval, and (4) the transaction was announced just prior to the announcement of improved financial results at Hughes and PanAmSat to make it appear that holders of GM Class H common stock would receive a premium that would exceed the 20% recapitalization premium provided for in the GM restated certificate of incorporation, as amended. The California cases allege that the transactions involving News Corp.’s acquisition of a 34% interest in Hughes provides benefits to GM not available to all GM Class H shareholders, in violation of fiduciary duties. The new consolidated complaints are similar to the original complaints, except that the Delaware complaint adds allegations challenging the adequacy of the disclosures in the consent solicitation and only names GM and members of the GM board of directors as defendants. Plaintiffs in both cases seek unspecified damages. GM’s motion to dismiss the Delaware cases was granted by the Delaware Chancery Court on May 4, 2005. On March 20, 2006, the Delaware Supreme Court unanimously affirmed the dismissal of the consolidated Delaware cases. In the California cases, the claims against directors without any connection to California have been dismissed and the consolidated case has been stayed pending a ruling on the motion to dismiss the Delaware consolidated complaint. GM and the director defendants intend to vigorously defend the lawsuits.
* * * * * * *
John Evans and Evans Cooling System v. General Motors
      On March 15, 2006, the Connecticut Supreme Court reversed and remanded to the trial court for a jury trial a judgment in favor of GM alleging trade secret misappropriation. Plaintiffs John Evans and Evans Cooling Systems, Inc. commenced litigation against GM in January 1994 comprising separate suits for patent infringement and trade secret misappropriation. In the patent case, summary judgment for GM was affirmed on appeal. In the trade secret case, following a four-week trial in 2003, the presiding judge ruled for GM and plaintiffs appealed. Plaintiffs seek relief in excess of $12 billion. The trade secret lawsuit involves the so-called “reverse flow” cooling system employed on GM’s Gen II (LT1) engine, which was first introduced on the 1992 Corvette and later used on other rear wheel drive passenger cars. The Gen II engine has since been replaced by the Gen III engine, which utilizes a conventional cooling system not involved in the litigation (although plaintiffs may seek to expand the case to encompass the Gen III engine on remand). GM intends to vigorously defend this case on re-trial.
* * * * * * *

Item 4.	Submission of Matters to a Vote of Security Holders
      None

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 4A.	Executive Officers of the Registrant
      The names and ages, as of March 15, 2006, of all executive officers of General Motors and their positions and offices with General Motors are as follows:

Name and (Age)	Positions and Offices

G. Richard Wagoner, Jr. (53)	Chairman and Chief Executive Officer
John M. Devine (61)	Vice Chairman
Frederick A. Henderson (47)	Vice Chairman and Chief Financial Officer
Robert A. Lutz (74)	Vice Chairman Global Product Development
Thomas A. Gottschalk (63)	Executive Vice President — Law and Public Policy, and General Counsel
      The following information pertains to all other officers of General Motors who file reports pursuant to Section 16(b) of the Exchange Act:

Name and (Age)	Positions and Offices

Troy A. Clarke (50)	Group Vice President and President, GM Asia Pacific
Gary L. Cowger (58)	Group Vice President, Global Manufacturing and Labor Relations
Eric A. Feldstein (46)	Group Vice President and Chairman, General Motors Acceptance Corporation
Carl-Peter Forster (51)	Group Vice President and President, GM Europe
Maureen Kempston Darkes (57)	Group Vice President and President, GM Latin America, Africa and Middle East
Thomas G. Stephens (57)	Group Vice President, GM Powertrain
Ralph J. Szygenda (57)	Group Vice President and Chief Information Officer
Bo I. Andersson (50)	Vice President, Global Purchasing and Supply Chain
Kathleen S. Barclay (50)	Vice President, Global Human Resources
Lawrence D. Burns (54)	Vice President, Research & Development and Strategic Planning
Steven J. Harris (60)	Vice President, Global Communications
Peter R. Bible (47)	Chief Accounting Officer
Walter G. Borst (44)	Treasurer
Paul W. Schmidt (61)	Controller
      There are no family relationships, as defined in Item 401 of Regulation S-K, between any of the officers named above, and there is no arrangement or understanding between any of the officers named above and any other person pursuant to which he or she was selected as an officer. Each of the officers named above was elected by the Board of Directors or a Committee of the Board to hold office until the next annual election of officers and until his or her successor is elected and qualified or until his or her earlier resignation or removal. The Board of Directors elects the officers in conjunction with each annual meeting of the stockholders and may appoint other officers between annual meetings.
      G. Richard Wagoner, Jr. has been associated with General Motors since 1977. In October 1998, he was elected a director, President and Chief Operating Officer of General Motors. On June 1, 2000, Mr. Wagoner

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Executive Officers of the Registrant — (continued)
was named Chief Executive Officer and became Chairman of the Board of Directors on May 1, 2003. He is currently a director of GMAC.
      John M. Devine was named Vice Chairman and Chief Financial Officer of General Motors, effective January 1, 2001. He relinquished the title of chief financial officer in January 2006, but he continues to serve as Vice Chairman, focusing on implementing the Corporation’s North America turnaround plan and other strategic issues. Mr. Devine was Chairman and Chief Executive Officer of Fluid Ventures, LLC, immediately prior to his GM appointment.
      Frederick A. Henderson became Vice Chairman and Chief Financial Officer for General Motors on January 1, 2006. Prior to his promotion, Henderson was a GM Group Vice President and Chairman of GME. Mr. Henderson has been associated with General Motors since 1984, and from June 1, 2000 he served as Group Vice President and President of GMLAAM. He was named GM Group Vice President and President of GMAP effective January 1, 2002. Effective June 1, 2004, he was appointed Group Vice President and President of GME. He is currently a director of GMAC.
      Robert A. Lutz was named Vice Chairman Product Development of General Motors, effective September 1, 2001. He was named Chairman of GMNA on November 13, 2001, and served in that capacity until April 4, 2005, when he assumed responsibility for Global Product Development. He also served as president of GME on an interim basis from March to June 2004.
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
      Troy A. Clarke was appointed Group Vice President and Executive Vice President, GMAP on February 4, 2004, and President of GMAP, effective June 1, 2004. Mr. Clarke was named GM Group Vice President of Manufacturing and Labor Relations in June 2002, and had been Vice President of Labor Relations since January 2001.
      Gary L. Cowger was appointed Group Vice President of Global Manufacturing and Labor Relations in April 2005 and had previously been president of GMNA since November 13, 2001. He has been associated with General Motors since 1965. Mr. Cowger became Group Vice President in charge of GM Manufacturing and Labor Relations on January 1, 2001. He was named GM Group Vice President and President of GMNA on November 13, 2001.
      Eric A. Feldstein has been associated with General Motors since 1981. Mr. Feldstein was named GM Vice President and Treasurer in 1997 and GM Vice President of Finance and Treasurer in 2001. He was named GM Group Vice President and Chairman of GMAC in November 2002.
      Carl-Peter Forster has been GM Vice President and President of GME since June 2004 and was appointed GM Group Vice President effective January 1, 2006. Mr. Forster was Chairman and Managing Director of Adam Opel AG from April 2001, and before that date he was responsible for vehicle development projects for BMW AG.
      Maureen Kempston-Darkes has been associated with General Motors since 1975. She was named GM Group Vice President and President of GMLAAM effective January 1, 2002. She is a member of the board of directors of Falconbridge Limited, Thomson Corporation, and the Canadian National Railway.
      Thomas G. Stephens is the Group Vice President responsible for GM Powertrain. He was appointed Vice President of Vehicle Integration in January 2001 and held this position prior to being named Group Vice President for GM Powertrain in 2001.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Executive Officers of the Registrant — (concluded)
      Ralph J. Szygenda was named Group Vice President and Chief Information Officer on January 7, 2000. Mr. Szygenda is a member of the board of directors of the Handleman Company. He has been associated with GM since 1996.
      Bo I. Andersson began his career with GM in 1987. He was appointed GM Vice President, Worldwide Purchasing, Production Control and Logistics on December 1, 2001 and GM Vice President, Global Purchasing and Supply Chain on March 1, 2005.
      Kathleen S. Barclay has been associated with General Motors since 1985 and has been Vice President in charge of Global Human Resources since 1998.
      Lawrence D. Burns has been associated with General Motors since 1969 and has been Vice President of Research & Development and Strategic Planning since 1998.
      Steven J. Harris was elected General Motors Vice President in charge of Global Communications February 1, 2006, when he returned to the Corporation from retirement. He previously served as Vice President of GM Communications from 1999 until his retirement on January 1, 2004.
      Peter R. Bible joined General Motors as Chief Accounting Officer in December 1996.
      Walter G. Borst has been associated with General Motors since 1980. He was named Treasurer in February 2003. Prior to that, Mr. Borst was Executive Director of Finance and Chief Financial Officer for GM’s German subsidiary, Adam Opel AG, since October 2000. He is currently a director of GMAC.
      Paul W. Schmidt has been associated with General Motors since 1969. He was named Controller in 2002. Mr. Schmidt had been executive-in-charge of GM’s investor relations since August 2001. Prior to that, he was executive-in-charge of GMNA Finance since 1994. Mr. Schmidt is a member of the board of directors of Lennox Corporation.

PART II
GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
      General Motors lists its common stock on the stock exchanges specified on the cover page of this Form 10-K under the trading symbol “GM”.
      As of December 31, 2005, there were 384,375 holders of record of GM $1 2/3 par value common stock. As of December 31, 2004, there were 405,272 holders of record of GM $1 2/3 par value common stock. The following table sets forth the high and low sale prices of GM’s $1 2/3 par value common stock and the quarterly dividends declared for the last two years.

	2005 Quarters

	1st	2nd	3rd	4th

Cash dividends per share of common stock $1 2/3 par value	$0.50	$0.50	$0.50	$0.50
Price range of common stock $1 2/3 par value(1): High	$40.80	$36.65	$37.70	$31.50
Low	$27.98	$24.67	$30.21	$18.33

	2004 Quarters

	1st	2nd	3rd	4th

Cash dividends per share of common stock $1 2/3 par value	$0.50	$0.50	$0.50	$0.50
Price range of common stock $1 2/3 par value(1): High	$55.55	$50.04	$46.93	$43.29
Low	$44.72	$42.88	$40.53	$36.90

(1)	New York Stock Exchange composite interday prices as listed in the price history database available at www.NYSEnet.com.
      On February 6, 2006, GM’s Board of Directors declared a quarterly cash dividend of $0.25 per share, representing a reduction from the quarterly rate of $0.50 per share that had been followed since the first quarter of 1997. GM’s Dividend Policy is described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section below.
      The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are described further in Note 24 to the Consolidated Financial Statements in Part II.

	Number of Securities		Number of Securities
	to be Issued upon	Weighted Average	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance under
	Outstanding Options,	Outstanding Options,	Equity Compensation
Plan Category	Warrants and Rights	Warrants and Rights	Plans(1)

Equity compensation plans approved by security holders:
General Motors Amended Stock Incentive Plan (GMSIP)	84,130,586	$53.11	4,901,267
Equity compensation plans not approved by security holders(2):
General Motors 1998 Salaried Stock Option Plan (GMSSOP)	27,213,635	$55.19	771,326

Total	111,344,221	$53.62	5,672,593

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Market for the Registrant’s Common Equity and Related Stockholder Matters — (concluded)

(1)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options, warrants and rights.”

(2)	All equity compensation plans except the GMSSOP were approved by the stockholders. The GMSSOP was adopted by the Board of Directors in 1998 and expires December 31, 2007. The purpose of the plans is to recognize the importance and contribution of GM employees in the creation of stockholder value, to further align compensation with business success and to provide employees with the opportunity for long-term capital accumulation through the grant of options to acquire shares of General Motors common stock.
Purchases of Equity Securities
      GM made no purchases of GM $1 2/3 par value common stock during the three months ended December 31, 2005.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 6.	Selected Financial Data

	Years Ended December 31

	2005	2004	2003	2002	2001

	(Dollars in millions except per share amounts)
Total net sales and revenues	$192,604	$193,517	$185,837	$177,867	$169,051

Income (loss) from continuing operations	$(10,458)	$2,804	$2,899	$1,813	$1,041
(Loss) from discontinued operations	—	—	(219)	(239)	(621)
Gain from sale of discontinued operations	—	—	1,179	—	—
Cumulative effect of accounting change	(109)	—	—	—	—

Net income (loss)(1)	$(10,567)	$2,804	$3,859	$1,574	$420

$1 2/3 par value common stock
Basic earnings (losses) per share from continuing operations before cumulative effect of accounting change	$(18.50)	$4.97	$5.17	$3.24	$1.89
Basic earnings (losses) per share from discontinued operations	—	—	$2.14	$(0.16)	$(0.42)
Basic (losses) per share from cumulative effect of accounting change	$(0.19)	—	—	—	—
Diluted earnings (losses) per share from continuing operations before cumulative effect of accounting change	$(18.50)	$4.94	$5.09	$3.23	$1.87
Diluted earnings (losses) per share from discontinued operations	—	—	$2.11	$(0.16)	$(0.43)
Diluted (loss) per share from cumulative effect of accounting change	$(0.19)	—	—	—	—
Cash dividends declared per share	$2.00	$2.00	$2.00	$2.00	$2.00
GM’s Class H common stock(2)
Basic earnings (losses) per share from discontinued operations	$—	$—	$(0.22)	$(0.21)	$(0.55)
Diluted earnings (losses) per share from discontinued operations	$—	$—	$(0.22)	$(0.21)	$(0.55)
Cash dividends declared per share	$—	$—	$—	$—	$—
Total assets	$476,078	$479,921	$448,819	$369,346	$322,637
Notes and loans payable	$285,750	$300,279	$271,756	$200,168	$165,361
Stockholders’ equity	$14,597	$27,360	$24,903	$6,412	$19,467
      Reference should be made to the notes to GM’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      This selected financial data should also be read in conjunction with Part II, Item 6 (Selected Financial Data), Item 7 (MD&A) and Item 8 (Financial Statements and Supplementary Data) of the GMAC Annual Report on Form 10-K for the period ended December 31, 2005, filed separately with the SEC, which is incorporated into this document by reference.

(1)	On January 1, 2002, the Corporation implemented Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” which ceased the amortization method of accounting for goodwill and changed to an impairment only approach. Accordingly, goodwill is no longer amortized and is tested for impairment at least annually. Effective January 1, 2003, the Corporation

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Selected Financial Data — (concluded)

began expensing the fair market value of newly granted stock options and other stock-based compensation awards issued to employees to conform to SFAS No. 123, “Accounting for Stock-Based Compensation.” Effective July 1, 2003, the Corporation began consolidating certain variable interest entities to conform to FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” As of December 31, 2005, the Corporation recorded a pre-tax asset retirement obligation of $181 million in accordance with the requirements of FIN 47 “Accounting for Conditional Asset Retirement Obligations.” The cumulative effect on net loss, net of related income tax effects, of recording the asset retirement obligations was $109 million or $0.19 per share.

(2)	Effective December 22, 2003, GM split off Hughes by distributing Hughes common stock to the holders of GM Class H common stock in exchange for all outstanding shares of GM Class H common stock. Simultaneously, GM sold its 19.8% retained economic interest in Hughes to News Corporation in exchange for cash and News Corporation Preferred ADSs. All shares of GM Class H common stock were then cancelled. See Note 2 to the Consolidated Financial Statements.
* * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      GM is primarily engaged in automotive production and marketing and financing and insurance operations. GM designs, manufactures, and markets vehicles worldwide, having its largest operating presence in North America. GM’s finance and insurance operations primarily relate to General Motors Acceptance Corporation (GMAC), a wholly owned subsidiary of GM, which provides a broad range of financial services, including automotive finance and mortgage products and services.

Automotive Industry
      In 2005, global industry vehicle sales to retail and fleet customers were 64.7 million units, representing a 3.7% increase over 2004. We expect industry sales to be between 65.5 million and 66 million units in 2006. GM’s worldwide vehicle sales for 2005 were 9.2 million units compared to 9.0 million units in 2004. This represents a global market share of 14.2% for 2005, down slightly from GM’s 2004 global market share of 14.4%. In 2005, GM posted market share gains in three of its four automotive regions, with the exception of GM North America (GMNA) where GM’s market share declined. Over the past five years, the global automotive industry has experienced consistent year-to-year increases, growing approximately 13% from 2001 to 2005. Much of this growth is attributable to the continued development of emerging markets such as China.
      In the United States, where GM has its largest presence, 2005 industry vehicle sales totaled 17.5 million units, representing a slight increase from the 2004 U.S. sales level of 17.3 million units. While the U.S. industry has experienced annual sales volumes of approximately 17 million units for the past eight years, management believes that competition among automotive manufacturers involving price, incentive promotions, and financing offers has been a very important factor in maintaining this level of industry sales. GM’s market share in the United States was 25.9% for 2005, down from 27.2% in 2004, due in part to declines in sales of full-size utilities, mid sized utilities and mid sized cars.
      The overall U.S. industry-wide proportion of light trucks as a percentage of total U.S. vehicle sales has continued to increase over the past several decades. Light trucks include all pickups, vans, utilities, and cross over utilities derived from car platforms. In 1981, light trucks accounted for only 19% of the overall U.S. vehicle market. By 1999, light trucks had surpassed cars to take over 50% of the market for the first time. Despite the negative influence of fuel prices, in 2005 light trucks, including the growing segment of cross over vehicles, still accounted for 56% of the U.S. vehicle market, compared to 56% and 55% respectively in 2004 and 2003.

Financial Results
      GM’s consolidated net sales and revenues fell to $192.6 billion in 2005 from $193.5 billion in 2004. GM incurred a consolidated net loss in 2005 of $10.6 billion, compared to net income of $2.8 billion in 2004. The unfavorable results were driven primarily by losses at GMNA. GMAC’s net income in 2005 declined to $2.4 billion, compared to $3.0 billion in 2004.
      GM’s results of operations in 2005 were most significantly affected by the following trends and significant events:

GMNA Market Share and Product Mix
      While industry-wide North American vehicle sales grew slightly, GMNA’s vehicle production declined 7% in 2005 to 4.9 million units due in part to GM’s efforts to reduce high dealer inventory levels, and its market share decreased by 1.2 percentage points. Compounding this decline in volumes was the effect of unfavorable product mix, whereby GM had fewer sales of higher margin large trucks and large cars, due to a combination of volatility of consumer demand and the anticipated introduction of new truck models to replace products at the end of their lifecycles.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Financial Results — (concluded)

Delphi Chapter 11 Proceedings
      For the fourth quarter of 2005, GM recorded a charge of $5.5 billion ($3.6 billion after tax) as an estimate of contingent exposures relating to the Chapter 11 filing of Delphi Corporation (Delphi), including under the benefit guarantees for certain former GM U.S. employees who transferred to Delphi in connection with its 1999 spin-off from GM. GM believes that the range of these contingent exposures is between $5.5 billion and $12 billion, with amounts near the low end of the range considered more possible than amounts near the high end of the range assuming an agreement is reached among GM, Delphi, and Delphi’s unions. These views reflect GM’s current assessment that it is unlikely that a Chapter 11 process will result in both a termination of Delphi’s pension plan and complete elimination of its OPEB plans.

GMNA Restructuring and Global Asset Impairments
      As a result of the North American manufacturing restructuring actions announced in November 2005, GM recorded an after-tax charge of $1.7 billion. This charge includes $1.2 billion associated with the employees and $455 million for the non-cash write-down of property, plants and equipment that we currently believe are likely to be impacted by the actions. The employee costs represent our best estimate of the wage and benefits costs that we will incur for qualified employees under the JOBS bank provisions of the current labor agreement through the date of its expiration in September 2007, plus estimated costs to be paid thereafter. We have been discussing these provisions with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) in an effort to develop an agreed upon accelerated attrition program that, among other things, would not require or entitle participants to also be eligible for the JOBS bank. As part of these discussions, on March 22, 2006, GM, Delphi and the UAW reached a tentative agreement intended to reduce the number of U.S. hourly employees through an accelerated attrition program. The agreement is subject to approval by the bankruptcy court of Delphi’s participation in the agreement. If so approved, the agreement will provide for a combination of early retirement programs and other incentives designed to help reduce employment levels at GM, which may have the effect of reducing the number of employees that are or will be in the JOBS bank. This attrition program is expected to result in additional charges being recorded in 2006 as employees at locations that were not included in the North American manufacturing restructuring actions announced in November 2005 agree to participate. Under the agreement, GM and the UAW also agreed to discuss other options to address remaining surplus people at specific locations and all areas in which GM and the UAW can work together to close GM’s competitive gap with its foreign competition and reduce GM’s structural costs.
      In addition, GM’s results reflect the write-down of the Corporation’s investment in Fuji Heavy Industries, Ltd. (FHI) of $717 million after tax (considering the original impairment of $788 million and a gain on sale of $71 million due to the appreciation of the stock following the write-down). Furthermore, GM recorded after-tax charges of $872 million for plant and facility asset impairments within its automotive regions.

Health-Care Cost Escalation
      Health care in the United States is one of our biggest competitive challenges, and if we do not make progress on structurally fixing this issue, it could be a long-term threat to our company. In 2005, GM was challenged with the compound impact of escalating health-care cost rates and falling discount rates used to determine future health-care liabilities. As a result of these factors, in 2005, GM’s U.S. other postretirement employee benefits (OPEB) expense, consisting of retiree health care and life insurance, increased to $5.3 billion, an increase of more than $1 billion from 2004.

Strategy
      The size of GM’s 2005 loss, most of which related to its North American operations, clearly demonstrates the need for significant changes in GM’s business model. A large part of these losses arise from GM’s huge legacy cost burden and the difficulty of adjusting structural costs in line with falling revenue. Legacy costs are

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
     Strategy — (continued)
primarily related to the cost of benefits provided to retired employees and their dependents, and costs associated with employees and their dependents of businesses divested by GM. Structural costs are those costs that do not vary with production and include all costs other than material, freight, and policy and warranty costs. Structural costs include, among other things, the cost of unionized employees.
      The top priority for GM is to return its North American operations to profitability and positive cash flow as soon as possible. GM has been systematically and aggressively implementing its four-point turnaround plan for GMNA’s business. The four elements of this plan include:

•	Product Excellence — continue to raise the bar in the execution of great cars and trucks

•	Revitalize Sales and Marketing Strategy — offer customers the best value in the industry

•	Accelerate Cost Reductions and Quality Improvements — improve GM’s cost position and reduce our breakeven point in response to an intensely competitive environment

•	Address Health Care Burden — reduce legacy cost disadvantages
      To date GM has been focusing on restructuring its operations, and has already taken a number of steps to improve its performance in a more competitive global environment. A key driver of these efforts is the globalization of our principal business functions, including more aggressive engineering, product development, manufacturing and purchasing. In addition, we backed up our commitment to great cars and trucks by raising our related capital expenditures in 2005, and we intend to maintain this commitment going forward. We are endeavoring to revitalize our sales and marketing strategy to more clearly focus customer recognition on our brands, align our distribution channels, and refocus our marketing efforts on the quality of our cars and trucks and the value they offer in price, features and performance.
      In the health-care area, GM announced in October 2005 a historic agreement with the UAW that will, among other things, reduce its health-care obligations for retired hourly employees. In February 2006, GM announced it would increase the U.S. salaried workforce’s participation in the cost of health care, capping GM’s contributions to salaried retiree health care at the level of 2006 expenditures. In March 2006, GM announced the details of its plan to substantially alter the pension benefits for current U.S. salaried employees, under which GM will freeze accrued benefits in the current plan and implement a reduced defined benefit plan for some salaried employees and a new defined contribution plan for the other salaried employees.
      As mentioned above, GM announced a North American restructuring plan in November 2005 that will impact multiple manufacturing facilities. This GMNA restructuring initiative will reduce excess capacity by one million units and will reduce manufacturing employment levels by approximately 30,000 employees. As a result of this initiative and other cost reduction actions, we currently expect to reduce structural costs in North America by an average of $7 billion per year on a running rate basis by the end of 2006 and to reduce net material costs by $1 billion in 2006. We expect $4 billion of the structural cost reduction to be realized during calendar year 2006. Further information about these matters may be found in the GM North American Restructuring Plan discussion starting on page II-20. GM’s objective is to reduce its global structural costs to 25% of automotive revenue by 2010, down from its current level of approximately 34%. In order to achieve this objective, we need to go beyond the GMNA turnaround plan and accomplish capacity rationalization and other efficiency measures on a global basis.
      Our management believes that the four elements of the GMNA turnaround plan, as well as global benchmarking of best competitive practices for major automotive processes and GM’s economy of scale, make this 25% global structural cost reduction target a realistic objective. We believe that managing our business on a global, functional basis will enable us to leverage product development spending, consolidate our brand structure, share best practices throughout the Corporation, and optimize our manufacturing, supply and engineering footprint. Accomplishing this structural cost reduction is critical to GM’s future success.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
     Strategy — (concluded)
      In addition to the GMNA turnaround activities, GM plans to continue to address other important strategic issues, including:

•	The bankruptcy of our largest supplier, Delphi. This situation presents significant risks to GM, including disruption in the supply of automotive systems, components, and parts, GM receiving only a portion of amounts owed by Delphi to GM, and obligations in excess of amounts recognized by GM in 2005 in connection with benefit guarantees. This situation also presents opportunities for GM, including reducing, over the long term, the significant cost penalty GM incurs in obtaining parts from Delphi, as well as improving the quality of systems, components and parts GM procures from Delphi as a result of the restructuring of Delphi through the Chapter 11 process.

•	The pursuit of a possible sale of a controlling interest in GMAC with the goal of delinking GMAC’s credit rating from GM’s credit rating and renewing GMAC’s access to low cost financing, and the exploration of strategic and structural alternatives for ResCap.

•	Negotiations with the UAW in connection with the expiration of our collective bargaining agreement in September 2007.

•	Restructuring initiatives in other areas, including Brazil, Europe, and Australia.
      GM believes that it has sufficient balance sheet strength to fund its short- and medium-term cash needs and implement its four-point turnaround plan and other strategic objectives under reasonably foreseeable circumstances. Over the long term, we believe that GM’s ability to meet its capital requirements will primarily depend on its successful execution of its four-point turnaround plan and the return of its North American operations to profitability and positive cash flow, and its ability to execute the globalization of its principal business functions.
      As of December 31, 2005, GM’s Automotive and Other operations had cash, marketable securities, and readily available assets of the Voluntary Employees’ Beneficiary Association (VEBA) trust totaling $20.4 billion, and its debt is principally long-term. We note that our cash balance varies from time to time during the calendar year and, in particular, our cash balance is generally materially lower during the third quarter as a result of product changeovers and the annual shutdown of our North American manufacturing facilities for approximately two weeks during that period. GMAC continues to maintain adequate liquidity with cash reserve balances at December 31, 2005 of $19.7 billion, including $4.2 billion in marketable securities with maturities greater than 90 days. In addition, GM has recently implemented a number of cost-cutting and cash-saving initiatives intended to help maintain adequate liquidity, including the recent reduction of its quarterly dividend from $0.50 per share to $0.25 per share. Nevertheless, there are significant risks to GM’s liquidity position, including the possibility of an extended labor dispute at Delphi, any inability to access (or amend or replace) our existing standby bank credit facility, any claims that may be successfully asserted against GM under various financing agreements in view of GM’s recent restatement of its prior financial statements, the further deterioration in GMAC’s credit rating leading to a higher cost of capital, the failure to improve our competitive position through the 2007 labor negotiations, and the payment to Delphi employees of any amounts incremental to previously announced charges for contingent exposures relating to Delphi’s Chapter 11 filing. The occurrence of any one or a combination of these events could severely threaten our liquidity position and threaten the successful implementation of our turnaround plan.
      There is uncertainty regarding our future earnings given the potential that some of these matters have to affect our earnings, both positively and negatively. We put our four-point turnaround plan in place in 2005, and we have a tremendous sense of urgency in executing the elements of the plan to the highest degree possible in 2006 and the coming years.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Business Environment
      GM views the following factors, many of which are important to the execution of GMNA’s four-point turnaround plan, as the most significant drivers of its near term financial results:

•	Continued demand for GM’s most profitable products and the maintenance of a strong product mix;

•	The introduction of innovative new products on a timely cadence, through the integration of global architectures, engineering, and procurement efforts;

•	The implementation of measures for reducing structural costs, offsetting legacy and health-care burdens;

•	Maintenance of sufficient balance sheet strength and liquidity; and

•	Other factors affecting GM’s Financing and Insurance Operations (FIO) reportable operating segment results, including interest rates, credit ratings, and demand for mortgage financing.
      In addition to these drivers, the most significant risks to the execution of our business strategy and improved financial performance are discussed above under Risk Factors.
Basis of Presentation
      This management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the GMAC Annual Report on Form 10-K for the period ended December 31, 2005, filed separately with the SEC, Part I, Item 1, (Business) and Part II, Item 6 (Selected Financial Data), Item 7 (MD&A) and Item 8 (Financial Statements and Supplementary Data) of which are incorporated into this document by reference. All earnings per share amounts included in the MD&A are reported on a fully diluted basis.
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
      Consistent with industry practice, our market share information includes estimates of sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Results of Operations
Consolidated Results

	Years Ended December 31,

	2005	2004	2003

	(Dollars in millions)
Consolidated:
Total net sales and revenues	$192,604	$193,517	$185,837
Income (loss) from continuing operations before cumulative effect of accounting change	$(10,458)	$2,804	$2,899
Net income	$(10,567)	$2,804	$3,859
Net margin from continuing operations	(5.4)%	1.4%	1.6%
Automotive and Other Operations:
Total net sales and revenues	$158,221	$161,545	$155,831
Income (loss) from continuing operations before cumulative effect of accounting change	$(12,816)	$(145)	$137
Net income (loss)	$(12,925)	$(145)	$1,097
Financing and Insurance Operations:
Total revenues	$34,383	$31,972	$30,006
Net income	$2,358	$2,949	$2,762
      Total net sales and revenues decreased in 2005, compared with 2004, primarily due to decreased GMNA revenue of $9.8 billion, largely offset by increases in GMLAAM and GMAP revenue of $3.0 billion and $3.9 billion respectively, and increases at GMAC of $2.8 billion. Total net sales and revenues increased in 2004, compared with 2003, due to increases in GMA revenue of $6.6 billion, including increases in GMLAAM and GME revenue of $3.4 billion and $3.3 billion respectively, and increases in GMAC revenue of $1.8 billion.
      Net income decreased $13.4 billion in 2005, compared to 2004, primarily driven by losses at GMNA due largely to unfavorable volume and product mix, restructuring charges, and charges for asset impairments. All other automotive regions also incurred losses in 2005. The GME loss was primarily driven by restructuring charges, offset partially by improved operating performance. The GMLAAM loss was largely attributable to a full valuation allowance taken against GM do Brasil’s deferred tax assets. The GMAP loss was mainly due to the write down of GM’s investment in FHI, as described above. GMAC’s net income declined to $2.4 billion, from $3.0 billion in 2004, primarily due to goodwill impairment charges.
      In 2004, income from continuing operations decreased $95 million to $2.8 billion, compared to 2003. Automotive results improved by $614 million due to improvement at GMNA, a strong recovery at GMLAAM, and record income at GMAP, more than offsetting increased losses at GME. Other Operations’ 2004 results include an after-tax charge of $886 million related to the February 2005 settlement reached between GM and Fiat S.p.A. (Fiat) to terminate the Master Agreement (including the Put Option) and settle various disputes between the two companies. GMAC earned a record $3.0 billion net income, due to higher financing and insurance income.
      2005 results included:

•	Consolidated net loss of $10.6 billion, or $18.69 per share;

•	Losses at all automotive regions;

•	Charge recognized for announced GMNA restructuring plan;

•	Charge recognized for contingent exposures relating to Delphi’s Chapter 11 filing, including under the benefit guarantees;

•	Strong performance at GMAC despite challenging environment;

•	Strong year-end cash position; and

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Consolidated Results — (concluded)

•	Favorable returns on pension assets, resulting in U.S. Hourly and Salaried plans being overfunded on a Statement of Financial Accounting Standards No. 87 basis by approximately $6 billion.
      More detailed discussions on the results of operations for the automotive regions, other operations, and GMAC can be found in the following sections.
GM Automotive and Other Operations Financial Review

	Years Ended December 31,

	2005	2004	2003

	(Dollars in millions)
Auto & Other:
Total net sales and revenues	$158,221	$161,545	$155,831
Income (loss) from continuing operations before cumulative effect of accounting change	$(12,816)	$(145)	$137
(Loss) from discontinued operations	—	—	(219)
Gain on sale of discontinued operations	—	—	1,179
Cumulative effect of accounting change	(109)	—	—

Net income (loss)	$(12,925)	$(145)	$1,097

GMA net income (loss) by region:
GMNA	$(8,239)	$1,409	$879
GME	(1,198)	(925)	(466)
GMLAAM	(571)	60	(329)
GMAP	(220)	730	576

Net income (loss)	$(10,228)	$1,274	$660

Net margin	(6.4)%	0.8%	0.4%
GM global automotive market share	14.2%	14.4%	14.6%
Other:
Income (loss) from continuing operations	$(2,697)	$(1,419)	$(523)
(Loss) from discontinued operations	—	—	(219)
Gain on sale of discontinued operations	—	—	1,179

Net income (loss)	$(2,697)	$(1,419)	$437

      The decrease in 2005 total net sales and revenues, compared with 2004, resulted from decreased GMNA revenue of $9.8 billion, primarily from lower production and unfavorable product mix, largely offset by significant increases at GMLAAM and GMAP amounting to $3.0 billion and $3.9 billion respectively. The increase in 2004 total net sales and revenues, compared with 2003, was largely due to higher wholesale volumes at GMLAAM and GME and continued growth at GMAP, partially offset by lower GMNA revenue. GM’s global market share was 14.2% and 14.4% for the years 2005 and 2004, respectively. GMNA posted a 1.2 percentage point decline in market share largely as a result of sales declines within the large sport utility and pickup, mid sized utility and mid sized car segments. Market share gains were recognized in the other three automotive regions.
      GMA’s 2005 net income decreased $11.5 billion compared with 2004. Each automotive region sustained a net loss for 2005, with volume and mix unfavorable overall. In addition, the restructuring charge at GMNA noted above, other restructuring charges at GME and GMAP, and asset impairments at all regions

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GM Automotive and Other Operations Financial Review — (continued)
contributed to the poor results for the year. GMA’s 2004 net income increased $614 million compared with 2003. GMNA’s income increased due to material cost savings and favorable tax items, partially offset by decreased production and negative mix. GMAP and GMLAAM both improved over 2003, while GME’s loss for 2004 increased due to continued price pressure and unfavorable exchange rates.
      See discussion of Other Operations’ results below.
GM Automotive Regional Results

GM North America

	Years Ended December 31,

	2005	2004	2003

	(Dollars in millions)
GMNA:
Total net sales and revenues	$104,755	$114,545	$116,310
Net income (loss)	$(8,239)	$1,409	$879
Net margin	(7.9)%	1.2%	0.8%

	(Volume in thousands)
Production volume
Cars	1,834	1,997	2,184
Trucks	3,022	3,223	3,277
Total GMNA	4,856	5,220	5,461
Vehicle unit sales
Industry — North America	20,542	20,282	19,842
GM as a percentage of industry	25.5%	26.7%	27.4%
Industry — U.S.	17,455	17,302	16,970
GM as a percentage of industry	25.9%	27.2%	28.0%
GM cars	22.6%	24.9%	25.7%
GM trucks	28.5%	29.0%	30.0%
      North American industry vehicle unit sales increased 1.3% to 20.5 million units during 2005, and we expect unit sales to be relatively flat in 2006. Despite slight industry growth, GMNA’s production declined 7.0% to 4.9 million units as a result of the decreased market share of 1.2 percentage points along with a significant reduction of dealer inventories by approximately 200,000 units. GMNA ended the year with a market share of 25.5% for 2005, compared to 26.7% for 2004.
      During 2005, industry vehicle unit sales in the United States increased to 17.5 million units, while GM’s U.S. market share decreased by 1.3 percentage points due to sales declines in segments where GM has high volume such as large sport utilities, mid sized utilities and mid sized cars. GM ended the year with a U.S. market share of 25.9% for 2005, versus 27.2% for 2004. GM’s U.S. car market share declined by 2.3 percentage points to 22.6%, while U.S. truck market share for the year was 28.5%, down 0.5 percentage point. Truck sales represented 61% of GM’s total U.S. vehicle unit sales in 2005, up slightly from 60% in 2004.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GM Automotive and Other Operations Financial Review — (continued)
GM North America — (continued)
      Net loss from GMNA totaled $8.2 billion in 2005, compared to income of $1.4 billion and $879 million in 2004 and 2003, respectively. The deterioration in 2005 was due in part to various operating factors, including:

•	Unfavorable product mix, which adversely affected net income by approximately $2.2 billion due primarily to reduced demand for GMNA’s large utility vehicles which were reaching the end of their product life cycle, as well as declines in sales of higher margin large cars;

•	Production volume decreases of 7% attributable to GMNA market share decline and a significant reduction in dealer inventories, accounted for a decrease in net income of approximately $2.1 billion;

•	Unfavorable material costs after factoring in the cost of government mandated product improvements accounted for a decrease in net income of approximately $700 million;

•	Increased health-care expenses primarily due to the recognition of OPEB net actuarial losses, which are caused by escalating health care cost trends, and falling discount rates in the U.S., accounted for a decrease in net income of approximately $600 million. These 2005 health care cost increases do not reflect new health care initiatives with the UAW and salaried employees and retirees, which will benefit subsequent years; and

•	Advertising and sales promotion cost increases, accounting for a decrease in net income of $500 million due to further efforts to increase product awareness.
      In addition to the above items, GMNA recognized a fourth quarter 2005 restructuring charge of $1.7 billion, after tax, as a result of the GMNA restructuring initiatives announced in the fourth quarter of 2005 (refer also to subsequent discussion in Key Factors Affecting Future Results). These initiatives represent a critical step towards reducing structural costs given the high-cost manufacturing environment in the United States. The charge of $1.7 billion included $455 million, after tax, for the non-cash writedown of property, plants and equipment, comprised of $362 million for production facilities still in service at December 31, 2005, as well as other product specific assets of $93 million. The charge also included $1.2 billion, after tax, for employee costs, representing our best estimate of the wage and benefits costs that we will incur for qualified employees under the JOBS bank provisions of the current labor agreement through the date of its expiration in September 2007, plus estimated costs expected to be paid thereafter. Approximately 17,500 employees were affected and included in the restructuring charge. We have been discussing these provisions with the UAW in an effort to develop an agreed upon accelerated attrition program by which we can reduce the number of employees that are and will be in the JOBS bank in a cost effective manner. As part of these discussions, on March 22, 2006, GM, Delphi and the UAW reached a tentative agreement intended to reduce the number of U.S. hourly employees through an accelerated attrition program. The agreement is subject to approval by the bankruptcy court of Delphi’s participation in the agreement. If so approved, the agreement will provide for a combination of early retirement programs and other incentives designed to help reduce employment levels at GM, which may have the effect of reducing the number of employees that are or will be in the JOBS bank. This attrition program is expected to result in additional charges being recorded in 2006 as employees at locations that were not included in the North American manufacturing restructuring actions announced in November 2005 agree to participate. Under the agreement, GM and the UAW also agreed to discuss other options to address remaining surplus people at specific locations and all areas in which GM and the UAW can work together to close GM’s competitive gap with its foreign competition and reduce GM’s structural costs.
      In 2005, GMNA also recognized after-tax impairment charges of $552 million. In the first quarter, GMNA recorded $84 million for the write-down to fair market value of various production facility assets ($82 million) and product specific assets ($2 million) in connection with the cessation of production at a Lansing, Michigan assembly plant. In the third quarter of 2005, as part of the business planning cycle, the carrying value of long-lived assets held and used, other than goodwill and intangible assets with indefinite lives, were compared to the projected cash flows. Based on this review, GMNA concluded that certain

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GM Automotive and Other Operations Financial Review — (continued)
GM North America — (concluded)
product-specific assets, as well as certain office and production facilities, were not recoverable. Accordingly, in the third quarter of 2005 GMNA recorded an after-tax impairment charge of $468 million for assets still in service, comprised of $421 million of product-specific assets, and $47 million related to certain office and production facilities.
      The increase in GMNA’s 2004 net income from 2003 was due in part to the effects of material cost savings and structural cost savings, partially offset by lower volume and unfavorable product mix. Additionally, 2004 net income includes the effect of GM’s contribution of approximately 11 million shares of XM Satellite Radio Holdings Inc. (XM) common stock to GM’s VEBA, which resulted in an after-tax gain to GMNA of $118 million. GMNA recognized tax benefits in 2004 of $540 million primarily as the result of U.S. and Mexico tax legislation and Canadian capital loss carryforwards, as well as a benefit related to the settlement of various prior year tax matters in the U.S. In addition, in the third quarter of 2004 GM completed its periodic review of products liability reserves, which comprehend all products liability exposure. This review resulted in an after-tax reduction to these reserves of approximately $250 million, in order to appropriately reflect the current level of exposure.
      During 2003, GMNA incurred charges of $448 million, after tax, related to the October 2003 contract with the UAW, which provided for lump-sum payments and vehicle discount vouchers for retirees. In addition, GMNA adjusted a previously established reserve for idled workers, primarily related to the Janesville, Wisconsin plant, resulting in $103 million of net income, after tax. Also, GMNA incurred various structural cost adjustments, asset impairment and other charges, favorable interest income from settlements of prior year tax matters, and income related to the market valuation of XM warrants. These items netted to approximately $90 million of income for the year.
      In the fourth quarter of 2004, GM announced plans to close its assembly plant in Baltimore, Maryland, with approximately 1,000 employees, and to lay off approximately 950 employees at GM’s assembly plant in Linden, New Jersey. In connection with these actions, GMNA recognized after-tax charges totaling $78 million in 2004 for impairment of production facilities. In addition, GMNA incurred after-tax charges in 2004 of $55 million for impairment of facilities not related to these actions, and $63 million for impairments of other product-specific assets. There were no employee idling or separation costs in conjunction with these impairments, since at the time it was believed employees would be redeployed.
      In the fourth quarter of 2005, GMNA announced a four-point turnaround plan focused on improving results, and addressing factors contributing to the loss items described above. The top priority for the Corporation is to return GMNA’s operations to profitability and positive cash flow as soon as possible, via the systematic and aggressive implementation of our four-point turnaround plan. This plan is discussed in detail in the GM North American Restructuring Plan section of Key Factors Affecting Future Results found on page II-20.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GM Automotive and Other Operations Financial Review — (continued)

GM Europe

	Years Ended December 31,

	2005	2004	2003

	(Dollars in millions)
GME total net sales and revenues	$31,719	$30,820	$27,478
GME net (loss)	$(1,198)	$(925)	$(466)
GME net margin	(3.8)%	(3.0)%	(1.7)%

	(Volume in thousands)
Production volume(1)	1,858	1,829	1,818
Vehicle unit sales
Industry	20,970	20,763	19,588
GM as a percentage of industry	9.5%	9.4%	9.3%
GM market share — Germany	10.8%	10.6%	10.4%
GM market share — United Kingdom	14.7%	13.9%	13.7%

(1)	2004 and 2005 calendar years include GM-Avtovaz joint venture production
      Industry vehicle unit sales in Europe increased slightly in 2005, by 1.0% over 2004, and GME’s total market share increased slightly to 9.5% from 9.4%. European industry vehicle unit sales are expected to be relatively flat in 2006. In the two largest markets in Europe, GM continued to increase market share: market share was 10.8% in Germany, a 0.2 percentage point increase over 2004; and in the United Kingdom market share was 14.7%, an increase of 0.8 percentage point over 2004.
      Net loss from GME totaled $1.2 billion, $925 million, and $466 million, in 2005, 2004, and 2003, respectively. The increase in GME’s loss in 2005 over 2004 was due in part to the following factors:

•	Restructuring charges totaling $673 million in connection with the restructuring plan announced in the fourth quarter of 2004, as well as costs related to the dissolution of GM’s powertrain and purchasing joint ventures with Fiat. The restructuring plan involves a reduction in workforce of up to 12,000 through 2007, largely in manufacturing operations in Germany. In December 2004, GM reached agreement with various labor unions in Europe on a framework for the restructuring plan. The charges in 2005 related to the separation of approximately 7,500 people. No charge was recognized in 2004 because the agreements were not yet finalized.

•	Favorable material cost, structural costs, and product mix, which more than offset pricing and volume declines, resulting in an almost $370 million improvement in year over year performance.
      In addition to the above items, GME recorded charges for impairment of product specific assets of $176 million and $234 million in 2005 and 2004, respectively. These charges were identified as part of the business planning cycles in the third quarter of 2005 and the fourth quarter of 2004, during which the carrying value of long-lived assets held and used, other than goodwill and intangible assets with indefinite lives, was determined to exceed the projected cash flows.
      The increase in GME’s loss in 2004 over 2003 was primarily due to continued negative pricing and unfavorable exchange rates with respect to the weakening of the U.S. dollar compared to the euro and Swedish krona, partially offset by favorable volume and mix, material cost savings and reduced structural costs. In addition, in 2004 GME’s net loss included an after-tax charge of $234 million for the impairment of various product-specific assets.
      We have implemented a GME turnaround plan, which remains on track, and we expect to see more progress in 2006. In addition to the continued implementation of our significant cost reduction initiatives, we

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GM Automotive and Other Operations Financial Review — (continued)
GM Europe — (concluded)
expect to benefit from the introduction of new products such as the Opel Corsa and will continue to focus on the rollout of our multibrand strategy and particularly efforts to expand the Chevrolet brand.

GM Latin America/ Africa/ Mid-East

	Years Ended December 31,

	2005	2004	2003

	(Dollars in millions)
GMLAAM total net sales and revenues	$11,745	$8,792	$5,387
GMLAAM net income (loss)	$(571)	$60	$(329)
GMLAAM net margin	(4.9)%	0.7%	(6.1)%

	(Volume in thousands)
Production volume	775	716	547
Vehicle unit sales
Industry	4,980	4,225	3,626
GM as a percentage of industry	17.7%	17.5%	16.1%
GM market share — Brazil	21.3%	23.1%	23.3%
      Improving economic conditions in Latin America resulted in significant industry growth in 2005, with the markets in Venezuela and Argentina increasing by approximately 70% and 34%, respectively. Brazil’s market grew more than 8% in 2005 compared to 10% in 2004. In addition, the South Africa market grew more than 25% in 2005 compared to 20% in 2004. We anticipate regional industry sales will show slower growth during 2006; however, growth should still remain positive. GMLAAM improved its regional market share by 0.2 percentage points to 17.7% in 2005 with a 19% increase in vehicle unit sales, to 881 thousand from 738 thousand in 2004.
      In 2005, GMLAAM net sales and revenues improved by approximately 34% or about $3.0 billion compared to 2004. Improved volume and mix contributed $1.8 billion while favorable exchange rates and pricing contributed $0.9 billion and $0.3 billion, respectively. The 2004 increase in net sales and revenues of 63% or $3.4 billion over 2003 results is attributable to volume and mix related improvements of $1.7 billion, acquisition of the remaining interest in Delta Motors totaling $1.0 billion, and favorable exchange rates and pricing of $0.2 billion and $0.5 billion, respectively.
      Net (loss) income from GMLAAM totaled $(571) million, $60 million, and $(329) million in 2005, 2004, and 2003, respectively. The deterioration in GMLAAM’s 2005 results compared to 2004 was due in part to the following factors:

•	A full valuation allowance charge of $617 million taken against GM do Brasil’s deferred tax assets as it was determined that it is more likely than not that deferred taxes in GM’s Brazilian operations would not be realized; and

•	Volume, product mix, and pricing improvements which exceeded losses from unfavorable exchange rate changes, primarily with respect to the Brazilian real, by approximately $40 million from 2004 to 2005.
      In addition to the above items, the 2005 results include third quarter impairment charges of $99 million for assets still in service, determined by comparing projected cash flows to the book value of specific product-related assets and production facilities. Charges included $52 million, after tax, for product-specific assets, and $47 million, after tax, for production facilities. Unusually strong South American currencies have impacted

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GM Automotive and Other Operations Financial Review — (continued)
GM Latin America/ Africa/ Mid-East — (concluded)
the profitability of GMLAAM’s export business. Management’s decision to adjust export volumes resulted in lower future cash flows triggering the impairment charge.
      In 2004, favorable volume and mix and positive pricing, partially offset by increased material and structural costs, drove improved results. In 2003, GMLAAM incurred asset impairment charges and unfavorable exchange effects, which were partially offset by net price increases.
      Effective January 1, 2004, GM increased its ownership of Delta Motor Co. in South Africa to 100%, from 49% previously, moving from the equity method of accounting to full consolidation. The company is now known as General Motors South Africa.
      Our focus for GMLAAM in 2006 is to continue to leverage our position in South Africa, accelerate our turnaround program in Brazil, and build on our strong performance in the Middle East and Andean region countries.

GM Asia Pacific

	Years Ended December 31,

	2005	2004	2003

	(Dollars in millions)
GMAP total net sales and revenues	$10,893	$6,978	$5,338
GMAP net income (loss)	$(220)	$730	$576
GMAP net margin	(2.0)%	10.5%	10.8%

	(Volume in thousands)
Production volume(1)	1,562	1,333	420
Vehicle unit sales
Industry	18,240	17,156	15,919
GM as a percentage of industry	5.8%	5.2%	4.9%
GM market share — Australia	17.8%	19.4%	20.4%
GM market share — China	11.2%	9.4%	8.5%

(1)	2004 and 2005 calendar years include GM Daewoo and Wuling joint venture production
      Industry vehicle unit sales in the Asia Pacific region increased approximately 6.3% in 2005, to 18.2 million units, from 17.2 million units in 2004. This reflects slower growth in China than in previous years, where vehicle unit sales increased 13.2% to 5.9 million units in 2005, from 5.2 million units in 2004. During 2004 industry vehicle unit sales in China increased 15% over 2003 levels. We anticipate that the Asia Pacific region will remain the fastest growing automotive region in 2006, continuing its role as real catalyst for growth in automotive sales globally. GMAP increased its vehicle unit sales (including GM Daewoo Auto & Technology Company (GM Daewoo, formerly referred to as GM-DAT) and China affiliates) in the Asia Pacific region by 20% in the period, to 1.1 million units from 887 thousand in 2004. GMAP’s 2005 market share was 5.8%, compared to 5.2% in 2004. GMAP’s market share in China increased 1.8 percentage points to 11.2% in 2005, and China was GM’s second largest market for 2005.
      Net income (loss) from GMAP totaled $(220) million, $730 million, and $576 million, in 2005, 2004, and 2003, respectively. The deterioration in GMAP’s 2005 results compared to 2004 was due in part to the following factors:

•	Write-down of GM’s investment in FHI in the second quarter for $788 million, after-tax, as a result of FHI’s declining financial performance and the downward adjustments in their business plan in May

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GM Automotive and Other Operations Financial Review — (concluded)
GM Asia Pacific — (concluded)

2005. This writedown was partially offset in the fourth quarter, when GM completed the sale of its investment in the common stock of FHI and recorded a gain of $71 million (after tax) due to the appreciation of the fair value of such stock after June 30, 2005, the date of the FHI impairment charge; and

•	Volume and product mix at GM Holden in Australia, as well as reduced equity income from higher costs associated with GM’s growth initiatives in China, were partially offset by favorable results from GM Daewoo, resulting in a decrease in net income of approximately $200 million from 2004 to 2005.
      In addition to the above items, in the third quarter of 2005 GMAP recognized asset impairment charges of $45 million, after tax, for assets still in service at GM Holden, determined by comparing projected cash flows to the book value of assets. The charges were comprised of $23 million for product-specific assets and $22 million related to production facilities. In the fourth quarter of 2005, GMAP recognized $38 million of separation costs associated with restructuring activities that resulted in the idling of approximately 1,200 employees.
      The increase in GMAP’s 2004 net income over 2003 was due to improved results at equity investees in Japan and GM Daewoo, as well as improved earnings at GM operations in Thailand and India, partially offset by reduced income at GM Holden.
      In 2006, GMAP will continue to take advantage of the strong position and growth in China, leverage its capabilities at GM Daewoo, and execute the turnaround at GM’s Holden unit.
Other Operations

	Years Ended December 31,

	2005	2004	2003

	(Dollars in millions)
Other:
Total net sales, revenues, and eliminations	$(891)	$410	$1,318
Income (loss) from continuing operations	$(2,697)	$(1,419)	$(523)
(Loss) from discontinued operations	—	—	(219)
Gain from sale of discontinued operations	—	—	1,179

Net income (loss)	$(2,697)	$(1,419)	$437

      Other Operations’ net loss increased $1.3 billion in 2005 compared to 2004. The 2005 total net loss is primarily due to the impact of Delphi benefit guarantee charges offset by favorable income tax items. In the fourth quarter of 2005, an after-tax charge of $3.6 billion was recorded pertaining to the contingent exposures relating to Delphi’s Chapter 11 filing, including under the benefit guarantees (see subsequent discussion in Factors Affecting Future Results).
      Income tax expense in 2005 is allocated to GM’s automotive regions based on tax rates used by management for evaluating their performance. Tax benefits realized in excess of those assigned to GMA are allocated to Other Operations, which totaled $1.6 billion in 2005.
      In December 2004, GM wrote off the remaining balance of its investment in Fiat Auto Holdings B.V. (FAH), to Other Operations’ cost of sales, resulting in an after-tax charge of $136 million. On February 13, 2005, GM and Fiat reached a settlement agreement whereby GM paid Fiat approximately $2.0 billion, returned its 10% equity interest in FAH to terminate the Master Agreement (including the Put Option) entered into in March 2000, settle various disputes related thereto, and acquire an interest in key strategic

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Other Operations — (concluded)
diesel engine assets and other important rights with respect to diesel engine technology and know-how. The settlement agreement resulted in a pre-tax charge to earnings of approximately $1.4 billion ($886 million after tax or $1.56 per fully diluted share). Since the underlying events and disputes giving rise to GM’s and Fiat’s agreement to settle these disputes and terminate the Master Agreement (including the Put Option) existed at December 31, 2004, GM recognized this charge in the fourth quarter of 2004. This charge was recorded in cost of sales and other expenses in Other Operations.
      Other Operations’ results include after-tax legacy costs of $477 million and $402 million for 2005 and 2004, respectively, related to employee benefit costs of divested businesses, primarily Delphi, for which GM has retained responsibility.
Discontinued Operations
      In December 2003, GM split off Hughes by distributing Hughes common stock to the holders of GM Class H common stock in exchange for all the outstanding shares of GM Class H common stock. Simultaneously, GM sold its 19.8% retained economic interest in Hughes to The News Corporation Ltd. (News Corporation) in exchange for cash and News Corporation Preferred American Depositary Shares.
      As of the completion of these transactions on December 22, 2003, the results of operations, cash flows, and the assets and liabilities of Hughes were classified as discontinued operations for all periods through such date presented in GM’s consolidated financial statements. The transactions resulted in an after-tax gain of approximately $1.2 billion classified as gain on sale of discontinued operations in GM’s consolidated statement of income for the year ended December 31, 2003. See Note 2 to the Consolidated Financial Statements for further discussion.
GMAC Financial Review
      GMAC’s net income was $2.4 billion, $3.0 billion, and $2.7 billion for 2005, 2004, and 2003 respectively.

	Years Ended December 31,

	2005	2004	2003

	(Dollars in millions)
Financing operations	$627	$1,430	$1,391
Mortgage operations	1,345	1,186	1,175
Insurance operations	411	352	162

Net income	$2,383	$2,968	$2,728

      Net income from financing operations totaled $0.6 billion, $1.4 billion, and $1.4 billion in 2005, 2004, and 2003, respectively. The decrease in 2005 net income over 2004 was primarily due to goodwill impairment charges of $439 million, after tax, relating primarily to goodwill recognized in connection with the acquisition of GMAC’s commercial finance business, as well as lower net interest margins as a result of increased borrowing costs due to widening spreads and higher market interest rates. The decline in net interest margins was somewhat mitigated by lower consumer credit provisions, primarily as a result of lower asset levels, and the effect of improved used vehicle prices on terminating leases. The increase in 2004 net income over 2003 reflects improvement in earnings from international operations, lower credit loss provisions, improved vehicle remarketing results in North America and favorable tax items, partially offset by lower net interest margins.
      Net income from mortgage operations totaled $1.3 billion, $1.2 billion, and $1.2 billion in 2005, 2004, and 2003, respectively. The increase in 2005 net income reflects increases in both the residential and commercial mortgage operations. GMAC’s residential mortgage businesses benefited from increased loan production, favorable credit experience, improved mortgage servicing results and gains on sales of mortgages. GMAC Commercial Mortgage also experienced an increase in earnings compared to 2004 largely due to record loan origination volume, higher gains on sales of loans and increases in fee and investment income. In 2004,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GMAC Financial Review — (concluded)
U.S. residential mortgage industry volumes declined by approximately 30% compared to 2003. However, despite the lower industry volumes, mortgage operations achieved market share gains, asset growth, improved mortgage servicing results and an increase in fee-based revenue in 2004 compared to 2003.
      Net income from insurance operations totaled a record $411 million in 2005, and $352 million and $162 million in 2004 and 2003, respectively. The increase in 2005 reflects a combination of strong results achieved through increased premium revenue, higher capital gains, and improved investment portfolio performance. In addition, GMAC Insurance maintained a strong investment portfolio, with a market value of $7.7 billion at December 31, 2005, including net unrealized gains of $573 million. At December 31, 2004, the investment portfolio was valued at $7.3 billion, with net unrealized gains of $563 million.
      As previously announced in October 2005, GM is pursuing the sale of a controlling interest in GMAC, with the goal of delinking GMAC’s credit rating from GM’s credit rating and renewing its access to low-cost financing. GM is currently in discussions with potential interested parties, and the process is ongoing. On March 23, 2006, GMAC completed the previously announced sale of a controlling interest in GMAC Commercial Mortgage.
Key Factors Affecting Future Results
      The following discussion identifies the key factors, known events, and trends that could affect our future results.

GM North America Restructuring Plan
      The size of GM’s 2005 loss, most of which is related to GMNA, clearly demonstrates the need for significant changes in GM’s business model. A large part of those losses arises from GM’s legacy cost burden and the fixed nature of much of its cost base.
      In response to these cost burdens, GM has been intently focusing, especially over the past year, on restructuring its operations to succeed in a more competitive global environment. GM has been systematically and aggressively implementing a four-point turnaround plan for GMNA’s business. The following is an update of the key elements of these plans and actions to date.

Product Excellence
      GMNA is keeping an intense focus on improving both revenue and contribution margin. Contribution margin is our revenues less material, freight, policy and warranty costs. GMNA increased capital spending by approximately $400 million in 2005 in support of new car and truck programs, despite financial pressures. GM anticipates total capital spending on product development in 2006 of $8.7 billion, of which $5.7 billion will be devoted to GMNA. The execution of new product introductions continues to be a major emphasis, as shown by the success of new entries such as the Chevrolet Cobalt, Impala, and HHR, the Hummer H3, Pontiac G6 and Solstice, Buick Lucerne, and Cadillac STS and DTS. Starting in 2006, GM will rapidly revitalize its product portfolio over the next two years with new full-sized sport utility vehicles and pick-up trucks, additional cross over vehicles, and a significantly expanded line up for Saturn. In 2006, approximately 29% of GMNA’s sales volume is expected to come from recently launched cars and trucks, as well as upcoming launch vehicles such as the Chevrolet Tahoe, Saturn Sky, GMC Yukon, Cadillac Escalade, and Saturn Aura. By 2007, GM expects more than 30% of GM’s sales volumes to come from these new vehicles. GMNA is reallocating capital and engineering to support more fuel-efficient vehicles, including hybrid vehicles in the United States, and is increasing production of active fuel management engines and six-speed transmissions. GM is also undertaking a major initiative in alternate fuels through sustainable technologies such as ethanol/gasoline blended (E85) FlexFuel vehicles. During 2006, GM will offer nine E85 FlexFuel models, bringing an additional 400,000 E85 FlexFuel vehicles into its fleet.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Key Factors Affecting Future Results — (continued)

GM North America Restructuring Plan — (continued)

Revitalize Sales and Marketing Strategy
      In January 2006, GM announced that it significantly lowered manufacturer’s suggested retail prices on vehicles accounting for about 80% of its automotive sales volume. This included every Chevrolet, Buick, and GMC model, as well as most Pontiac cars and trucks. This is the next step in GM’s “Total Value Promise” initiative in GMNA to emphasize the value it offers to consumers.
      Clarifying, focusing, and differentiating the role of each North American brand continues to be an important goal. GM also continues to implement a more orderly and consistent alignment of its distribution system, especially among Pontiac, Buick, and GMC dealers. In addition, GM believes that its increased advertising in support of new products and its specific marketing initiatives to improve GM’s sales performance in certain major metropolitan markets will support growing GMNA’s business.

Accelerate Cost Reductions and Quality Improvements
      GM announced in November 2005 a significant move to reduce its structural costs in the manufacturing area. These plans include the cessation of operations at nine assembly, stamping, and powertrain facilities and three Service and Parts Operations facilities by 2008, and a reduction in manufacturing employment levels of approximately 30,000. GM expects that these actions, together with other efficiency and productivity initiatives, will result in efficiency and productivity gains and reduce excess capacity by one million units annually. This is in addition to the one million-unit annual reduction in assembly capacity that has been achieved over the 2002 to 2005 period.
      In addition, we have been in discussions with the UAW in an effort to develop an agreed upon accelerated attrition program by which we can reduce the number of employees that are and will be in the JOBS bank in a cost effective manner. As part of these discussions, on March 22, 2006, GM, Delphi and the UAW reached a tentative agreement intended to reduce the number of U.S. hourly employees through an accelerated attrition program. The agreement is subject to approval by the bankruptcy court of Delphi’s participation in the agreement. If so approved, the agreement will provide for a combination of early retirement programs and other incentives designed to help reduce employment levels at GM, which may have the effect of reducing the number of employees that are or will be in the JOBS bank. Under the agreement, GM and the UAW also agreed to discuss other options to address remaining surplus people at specific locations and all areas in which GM and the UAW can work together to close GM’s competitive gap with its foreign competition and reduce GM’s structural costs. Further, GM’s management believes it is very important to negotiate a more competitive collective bargaining agreement with the UAW in 2007.
      On February 7, 2006, GM announced its intention to substantially alter the pension benefits for current U.S. salaried employees. On March 7, 2006, GM announced the details of this plan, under which GM will freeze accrued benefits in the current plan, and implement a new benefit structure for future accruals, which will include a reduced defined benefit plan for some salaried employees and a new defined contribution plan for the other salaried employees. These pension plan changes will not affect current retirees or surviving spouses who are drawing benefits from the Salaried Retirement Program.
      Reducing material costs, by far the largest cost item in the aggregate, remains a critical part of GMNA’s overall cost reduction plans. Despite higher commodity prices and troubled supplier situations, GMNA is targeting for 2006 a net reduction of $1 billion, prior to factoring in the cost of government mandated product improvements. GM believes that its utilization of the most competitive supply sources and its improvements to its global processes for product development are two major opportunities to reduce material costs.
      GMNA is also seeking cost efficiencies in most other areas of the business including engineering, advertising, salaried employment levels, and indirect material costs. Engineering will seek to reduce

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Key Factors Affecting Future Results — (continued)

GM North America Restructuring Plan — (continued)
development costs through the use of common vehicle architectures that can be used on a global basis. Advertising will seek more efficient and focused spending in line with brand focus. In 2006, salaried headcount levels are expected to continue to decline. Our headcount reduction efforts have resulted in a 30% reduction to salaried headcount over the past five years.

Address Health-Care Burden
      Addressing the legacy cost burden of health care for employees and retirees in the United States is one of the critical challenges facing the Corporation.
      In October 2005, GM and the UAW reached a tentative agreement to reduce GM’s health-care costs significantly while maintaining a high level of health-care benefits for its hourly employees and retirees in the United States. In December 2005, GM, the UAW and a class of hourly retirees finalized that agreement, which is subject to court approval, and submitted it for court approval.
      The agreement is projected to reduce GM’s retiree health-care (OPEB) liabilities by about $15 billion, or 25% of the Corporation’s hourly health-care liability, reduce GM’s annual employee health-care expense by about $3 billion on a pre-tax basis during a seven-year amortization period, and result in cash flow savings estimated to be about $1 billion a year, after the agreement is fully implemented. The agreement will remain in effect until September 2011, after which either GM or the UAW may cancel the agreement upon 90 days written notice. Similarly, GM’s contractual obligations to provide UAW hourly retiree heath-care benefits extends to September 2011 and will continue thereafter unless terminated by GM or the UAW. This essentially means that the matters covered by this agreement will continue in effect for UAW retirees beyond the expiration of GM’s current collective bargaining agreement in September 2007.
      The agreement also commits GM to make contributions to a new independent Defined Contribution Voluntary Employees’ Beneficiary Association (DC VEBA) that will be used to mitigate the effect of reduced GM health-care coverage on individual UAW hourly retirees. The new independent DC VEBA will be partially funded by GM contributions of $1 billion in each of three years, currently expected to be 2006, 2007 and 2011. GM will also make future contributions subject to provisions of the tentative agreement referencing profit sharing payments, wage deferral payments, increases in value of GM $1 2/3 par value common stock, and dividend payments. In addition, generally speaking, under the terms of the agreement, UAW retirees are responsible for annual increases in health-care benefit costs up to 3% and GM is responsible for increases in excess thereof.
      Although GM continues to believe that it can lawfully make changes to retiree health-care benefits, GM and the UAW agreed as part of their tentative settlement to seek court approval. The agreement was finalized by GM, the UAW and a class of hourly retirees in December 2005 and submitted to a court for approval. GM is awaiting a final determination on the agreement by the court.
      GM is also increasing the U.S. salaried workforce’s participation in the cost of health care. On February 7, 2006, GM announced that it will cap its contributions to salaried retiree health care at the level of its 2006 expenditures. The cap will take effect beginning January 1, 2007. This affects those employees and retirees who are eligible for the salaried post-retirement health-care benefit, their surviving spouses, and their eligible dependents. Salaried employees who were hired after January 1, 1993, are not eligible for retiree health-care benefits, so they are not affected by these changes. When average costs exceed established limits following 2006, additional plan changes that affect cost-sharing features of program coverage will occur, effective with the start of the next calendar year. Program changes may include, but are not limited to, higher monthly contributions, deductibles, coinsurance, out-of-pocket maximums, and prescription drug payments. Plan changes may be implemented in medical, dental, vision, and prescription drug plans.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Key Factors Affecting Future Results — (continued)

GM North America Restructuring Plan — (concluded)
      GM currently expects to remeasure its OPEB liability for the revised health-care benefits for salaried retirees, which become effective in January 2007. The remeasurement is expected to result in a reduction of this liability of approximately $4.8 billion. The benefit associated with the reduction in the OPEB liability is expected to be amortized and reduce expenses at an annual pre-tax rate of $900 million for approximately eight years and have a favorable effect on GM’s 2006 pre-tax earnings estimated to be approximately $500 million. The majority of the OPEB liability reduction and related expense would accrue to GM’s North American automotive operations. Cash savings will be limited initially, but GM expects that annual cash savings from this action will grow to about $200 million within five years, and continue to increase after that.
      These expected health-care cost-reduction results exclude any possible effect from the Delphi situation discussed below. GM is committed to meeting the challenges and opportunities related to the Delphi bankruptcy, and will work as constructively as possible with Delphi to support their objective of emerging from bankruptcy as a viable ongoing business.

Expected Cost Reduction in North America
      Based on the GMNA restructuring initiatives, in late 2005 we set a target of reducing structural costs in North America by $6 billion on a running rate basis by the end of 2006 and reducing net material costs by $1 billion in 2006. Running rate basis refers to the annualized cost savings into the foreseeable future anticipated to result from cost savings actions when fully implemented. Largely due to additional cost-reduction actions in the areas of U.S. salaried retiree health care and U.S. salaried employee pension benefits, we now expect to reduce structural costs in North America by an average of $7 billion on a running rate basis by the end of 2006. We expect $4 billion of the structural cost reduction to be realized during calendar year 2006. The $7 billion average reduction on a running rate basis takes into account the unfavorable impact on structural costs of $1 billion contributions that we have committed to make to a new DC VEBA in each of 2006, 2007, and 2011 in order to mitigate the effect of reduced GM health care coverage on individual UAW hourly retirees.
      The expected annual structural cost reductions consist of:

•	Approximately $3 billion related to the UAW health-care agreement. The $3 billion is comprised of approximately $1 billion principally related to OPEB service and interest costs expected to be realized each year during the six-year term of the agreement and approximately $2 billion which results from the amortization of a $15 billion gain related to the agreement over approximately a seven-year period, which coincides with the remaining service life of active employees. The annual savings will be allocated approximately 80% to GMNA and 20% to the corporate sector.

•	Approximately $2 billion based on the capacity utilization and other manufacturing initiatives; and

•	Approximately $2 billion based on additional productivity and cost efficiencies in other areas of the business, including engineering, advertising and salaried employment levels and benefits.
      Execution of our four-point turnaround plan is critical to our success. Although a substantial portion of the cost savings arising from the UAW health-care agreement will be amortized over the six- and seven-year periods described above, GM expects to pursue other initiatives that will enable it to continue to achieve structural cost reductions in excess of this annual running rate beyond that date. GM believes that it has sufficient balance sheet strength to finance the four-point turnaround plan under reasonably foreseeable circumstances. Nevertheless, there are significant risks to GM’s liquidity position, including the possibility of an extended labor dispute at Delphi, any inability to access (or amend or replace) our existing standby bank credit facility, any claims that may be successfully asserted against GM under various financing agreements in view of GM’s recent restatement of its prior financial statements, the further deterioration in GMAC’s credit rating leading to a higher cost of capital, the failure to improve our competitive position through the 2007

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Key Factors Affecting Future Results — (continued)

GM North America Restructuring Plan — (concluded)
labor negotiations, and the payment to Delphi employees of any amounts incremental to previously announced charges for contingent exposures related to Delphi’s Chapter 11 filing. Further information about our liquidity can be found in the Liquidity and Capital Resources section below.

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
      In connection with GM’s spin-off of Delphi in 1999, GM entered into separate agreements with the UAW, the International Union of Electrical Workers and the United Steel Workers. In each of these three agreements (Benefit Guarantee Agreement(s)), GM provided contingent benefit guarantees to make payments for limited pension and OPEB expenses to certain former GM U.S. hourly employees who

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Key Factors Affecting Future Results — (continued)
     Delphi Bankruptcy — (continued)
transferred to Delphi as part of the spin-off and meet the eligibility requirements for such payments (Covered Employees).
      Each Benefit Guarantee Agreement contains separate benefit guarantees relating to pension, post-retirement health care and life insurance benefits. These limited benefit guarantees each have separate triggering events that initiate potential GM liability if Delphi fails to provide the corresponding benefit at the required level. Therefore, it is possible that GM could incur liability under one of the guarantees (e.g., pension) without triggering the other guarantees (e.g., post-retirement health care or life insurance). In addition, with respect to pension benefits, GM’s obligation under the pension benefit guarantees only arises to the extent that the combination of pension benefits provided by Delphi and the Pension Benefit Guaranty Corporation (PBGC) falls short of the amounts GM has guaranteed.
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
      As part of the discussion to attain GM’s tentative health-care agreement with the UAW, GM provided former GM employees who became Delphi employees the potential to earn up to seven years of credited service for purposes of eligibility for certain health-care benefits under the GM/ UAW benefit guarantee agreement.
      On March 22, 2006, GM, Delphi and the UAW reached a tentative agreement intended to reduce the number of U.S. hourly employees at GM and Delphi through an accelerated attrition program. The agreement is subject to approval by the bankruptcy court of Delphi’s participation in the agreement. If so approved, the agreement will provide for a combination of early retirement programs and other incentives designed to help reduce employment levels at both GM and Delphi. The agreement also calls for the flowback of 5,000 UAW-represented Delphi employees to GM by September 2007 (subject to extension). Eligible UAW-represented Delphi employees may elect to retire from Delphi or flow back to GM and retire. Under the agreement, GM has agreed to assume the financial obligations relating to the lump sum payments to be made to eligible Delphi U.S. hourly employees accepting normal or voluntary retirement incentives and certain post-retirement employee benefit obligations relating to Delphi employees who flow back to GM under the agreement. GM believes that the agreement will enhance the prospects for GM, the UAW and Delphi to reach a broad-based consensual resolution of issues relating to the Delphi restructuring. However, GM cannot provide any assurance that the bankruptcy court will approve of Delphi’s participation in the agreement (and if such approval is not obtained, GM and the UAW will have no obligations under the agreement) or that

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Key Factors Affecting Future Results — (continued)
     Delphi Bankruptcy — (concluded)
enough employees will agree to participate in the attrition program to reduce employment levels at Delphi sufficient to provide the benefits we anticipate.
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Key Factors Affecting Future Results — (concluded)
     Health-Care Liquidity Matters
      In recent years, GM has paid its OPEB expenditures from operating cash flow, which reduces GM’s liquidity and cash flow from operations. GM’s OPEB spending was $4.3 billion in 2005, up $0.5 billion from 2004. GM’s total cash spending for health care in 2005 was $5.5 billion, up approximately $0.1 billion from 2004 spending levels. However, GM has VEBA and 401(h) trusts with assets totaling $19.1 billion in value as of December 31, 2005 that could be used to reimburse GM for its OPEB expenditures under certain circumstances. During each of the second and third quarters of 2005, GM withdrew $1 billion from its VEBA trust as a reimbursement for its retiree health care payments and life insurance costs. On October 3, 2005, GM withdrew an additional $1 billion from the VEBA and in December withdrew $121 million from the hourly VEBA and $55 million from the salaried VEBA. GM withdrew $1 billion from the hourly VEBA trust on February 1, 2006 and March 1, 2006, respectively. On a quarter-by-quarter basis, GM will evaluate the need for additional withdrawals as the cost of health care continues to adversely affect GM’s liquidity. GM’s OPEB liabilities also negatively affect GM’s credit ratings, which are discussed in the Status of Debt Ratings section below.
      Because of the importance of OPEB liabilities to GM’s financial condition, GM management is pursuing an aggressive strategy on several fronts to mitigate the continued growth of these liabilities. These efforts include public policy initiatives, improvements to the health-care delivery system, enhanced consumer awareness of the effect of health-care choices and increased cost sharing with salaried and hourly employees. GM’s turnaround plan and future prospects could be materially adversely affected unless substantial progress is made on its health-care cost issues in the future.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Restatements
      GM has concluded an internal review of credits received from suppliers and the appropriateness of its accounting treatment for them during the years 2000 through 2005. The review indicated that GM erroneously recognized some supplier credits as income in the year in which they were received, when it should have instead amortized them over the future periods to which they were attributable. Upon completion of this review, GM filed revised periodic reports with the SEC in which GM restated its financial statements for these and other errors identified in all periods presented in those reports. The restated financial statements presented in those reports corrected the erroneous accounting for supplier credits, transactions between GM and Delphi, OPEB, pension, transactions involving precious metals, classifications of cash flows at ResCap, and other matters requiring out-of-period adjustments.
      Certain financing agreements to which GM is a party contain customary covenants and representations with respect to the delivery and certification of financial statements, which generally require that those financial statements be materially accurate when delivered. As a result of GM’s recent restatement of its financial statements, it is possible that the counterparties under certain of those financing agreements may assert that GM is no longer entitled to the benefits under the agreements or that a default has occurred with regard to the financial statements which GM provided and which GM has now restated. These agreements consist principally of obligations in connection with sale/leaseback transactions and other lease obligations and do not include GM’s public debt indentures. Although GM has certain legal rights (such as the ability to cure) with respect to certain claims that could be asserted and there may be economic disincentives for third parties to raise certain claims to the extent they have them, there can be no assurance that one or more counterparties will not attempt to declare a default or exercise such rights or remedies as they may deem available, which could include acceleration, termination or other remedies, and the amounts involved could be material. To date, GM has not received any notices of any declaration of default or similar action from any such other counterparty, and GM continues to make required payments and satisfy other obligations under these agreements.
Liquidity and Capital Resources

Automotive and Other Operations
     Available Liquidity
      GM believes it has sufficient liquidity, balance sheet strength and financial flexibility to meet its capital requirements over the short and medium-term under reasonably foreseeable circumstances. Over the long term, we believe that GM’s ability to meet its capital requirements will primarily depend on the successful execution of its four-point turnaround plan and the return of its North American operations to profitability and positive cash flow, and its ability to execute the globalization of its principal business functions. GM Auto & Other’s available liquidity includes its cash balances, marketable securities and readily-available assets of its VEBA trusts. At December 31, 2005, GM Auto & Other’s available liquidity was $20.4 billion compared with $23.3 billion at December 31, 2004. In March 2006, GM sold approximately 17% of Suzuki’s common stock for approximately $2.0 billion in cash, and continues to hold approximately 3.7% of Suzuki’s common stock. The amount of GM’s consolidated cash and marketable securities is subject to intra-month and seasonal fluctuations and includes balances held by various GM business units and subsidiaries worldwide that are needed to fund their operations.

	Years Ended December 31,

	2005	2004	2003

	(Dollars in billions)
Cash and cash equivalents	$15.2	$13.1	$14.4
Other marketable securities	1.4	6.7	9.1
Readily-available assets of VEBA trusts	3.8	3.5	3.5

Available Liquidity	$20.4	$23.3	$27.0

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Automotive and Other Operations — (continued)
Available Liquidity — (continued)
      In addition to the readily-available portion of GM’s VEBA trusts included in available liquidity, GM expects to have access to significant additional assets in its VEBA trusts over time to fund its future OPEB plan costs. Total assets in the VEBA trusts approximated $19.1 billion at December 31, 2005 versus $20.0 billion at December 31, 2004. The decline in these balances was primarily driven by $3.2 billion of withdrawals during 2005, partially offset by favorable asset returns during the year.
      GM also has a $5.6 billion unsecured line of credit under a standby facility with a syndicate of banks that terminates in June 2008. GM has not previously drawn on this credit facility or its predecessor facilities and believes that it has sufficient liquidity over the short and medium term without drawing on this facility. GM believes that it has a good faith basis on which to make a borrowing request under this credit facility. However, in view of GM’s recent restatement of its prior financial statements, there is substantial uncertainty as to whether the bank syndicate would be required to honor such a request, and therefore there is a high risk that GM would not be able to borrow under this facility. GM believes that this matter is unlikely to be tested because GM has no current need or intention to draw on the existing facility. Moreover, GM is currently exploring the possibility of amending or replacing the existing facility with new terms that would, among other things, resolve any uncertainty regarding GM’s ability to borrow thereunder. There can be no assurance that GM will be successful in negotiating an amendment or replacement of the existing credit line or, if so, as to the amount, terms or conditions of any such amended or replacement facility.
      GM believes that issues also may arise from its recent restatement of its prior financial statements under various financing agreements, which consist principally of obligations in connection with sale/ leaseback transactions and other lease obligations and do not include GM’s public debt indentures, as to which GM is a party. GM has evaluated the effect of its restatement under these agreements, including its legal rights (such as its ability to cure) with respect to any claims that could be asserted. While the amounts that might be subject to possible claims of acceleration, termination or other remedies under some or all of these agreements are uncertain, GM currently believes such amounts would likely not exceed approximately $3 billion. In addition, there may be economic disincentives for third parties to raise such claims to the extent they have them. GM believes that it has sufficient liquidity over the short and medium term, regardless of the resolution of these matters.
      GM also has an additional $0.3 billion in undrawn committed facilities with various maturities and undrawn uncommitted lines of credit of $0.7 billion. In addition, GM’s consolidated affiliates with non-GM minority shareholders, primarily GM Daewoo, have a combined $1.5 billion in undrawn committed facilities. Other potential sources of liquidity could include the acceleration of additional dividends from GMAC and the sale of non-core assets.

Cash Flow
      The decrease in available liquidity to $20.4 billion at December 31, 2005 from $23.3 billion at December 31, 2004 was primarily a result of GM Auto & Other’s negative operating cash flow and the significant capital expenditures required to support the business, partially offset by withdrawals from GM’s VEBA trusts for its OPEB plans for reimbursement of retiree healthcare and life insurance benefits, cash dividends received from GMAC and net cash received and consolidated as part of transactions related to equity interests in affiliates.
      For the year ended December 31, 2005, Auto & Other’s operating cash flow was breakeven, principally driven by the $(12.8) billion net loss from continuing operations before cumulative effect of accounting change. That result compares with operating cash flow of $1.2 billion and a net loss from continuing operations of $(145) million in 2004. In addition to the significant net loss, 2005 operating cash flow was unfavorably impacted by approximately $1.8 billion of cash payments made by GM to Fiat to terminate the Master Agreement and settle various disputes related thereto (GM paid a total of approximately $2.0 billion as a result of the Fiat settlement, approximately $1.8 billion of which was classified as operating cash flow, while

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Automotive and Other Operations — (continued)
Available Liquidity — (continued)
approximately $200 million, primarily related to the purchase of certain assets, was classified as investing cash flow), and by approximately $802 million of cash costs related to the GME restructuring initiative. During 2005, GM withdrew $3.2 billion from its VEBA trusts for its OPEB plans for reimbursement of retiree health care and life insurance benefits provided to eligible plan participants, improving operating cash flow by $3.2 billion.
      Investments in marketable securities primarily consist of purchases, sales and maturities of highly-liquid corporate, U.S. government, U.S. government agency and mortgage-backed debt securities used for cash management purposes. During 2005, GM acquired approximately $2.6 billion of marketable securities while sales and maturities of marketable securities were approximately $7.7 billion.
      Capital expenditures were a significant use of investing cash in 2005. Capital expenditures were $7.9 billion, up from $7.3 billion in 2004 primarily as a result of significant investment in GMNA required to support new product launches. Favorable investing cash flows included $2.5 billion of dividends from GMAC, up from $1.5 billion in 2004, $1.4 billion of cash acquired (net of investment) as a result of investment activity, and $846 million of proceeds from the sale of business units/equity investments. The $1.4 billion of cash acquired (net of investment) as a result of investment activity in 2005 was driven primarily by GM’s acquisition in 2005 of a majority interest in GM Daewoo, which resulted in GM consolidating GM Daewoo’s cash balance of approximately $1.6 billion (net of $70 million cash paid by GM to acquire the additional 6.3% interest in GM Daewoo). Proceeds from the sale of business units/equity investments was primarily driven by GM’s sale of its interest in FHI, for which GM received approximately $800 million. In March 2006, GM sold its interest in Suzuki common stock for approximately $2.0 billion in cash. In 2006, GM anticipates total capital spending on product development, including GM’s full-size pickup trucks, in 2006 of $8.7 billion, of which $5.7 billion will be devoted to GMNA. We maintain a commitment to product development, but our substantial legacy costs give us less available cash to invest relative to some of our competitors.

Debt
      GM Auto & Other’s total debt at December 31, 2005 was $32.5 billion, of which $1.5 billion was classified as short-term and $31.0 billion was classified as long-term. At December 31, 2004, total debt was $32.5 billion, of which $2.1 billion was short-term and $30.4 billion was long-term.
      Separate to the $1.5 billion of short-term debt, near-term North American term debt maturities include up to approximately $1.2 billion in 2007, primarily related to approximately $1.2 billion of convertible debentures that may be put to GM for cash settlement in March 2007, and approximately $1.3 billion of various maturities in 2008.
      In order to provide financial flexibility to GM and its suppliers, GM maintains a trade payables program through GMACCF. The GMACCF program was implemented in the second quarter of 2005, replacing a larger program that GM maintained with General Electric Capital Corporation. Under the GMACCF program, GMAC Commercial Finance (GMACCF) pays participating GM suppliers the amount due to them from GM in advance of their contractual original due dates. In exchange for the early payment, these suppliers accept a discounted payment. On the original due date of the payables, GM pays GMACCF the full amount. At December 31, 2005, GM owed approximately $0.3 billion to GMACCF under the program, which amount is included in the balances of net payable to FIO and net receivable from Auto & Other in GM’s Supplemental Information to the Consolidated Balance Sheets, and is eliminated in GM’s Consolidated Balance Sheets.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Automotive and Other Operations — (concluded)
Available Liquidity — (concluded)

Net Liquidity
      Net liquidity, calculated as cash, marketable securities, and $3.8 billion ($3.5 billion at December 31, 2004) of readily-available assets of the VEBA trust less the total of loans payable and long-term debt, was a negative $12.1 billion at December 31, 2005, compared with a negative $9.2 billion at December 31, 2004.
Financing and Insurance Operations
      GMAC’s consolidated assets totaled $320.5 billion at December 31, 2005, down 1.2% from $324.2 billion at December 31, 2004, which decrease was primarily attributable to a decrease in consumer finance receivables, primarily due to lower automotive finance receivables as a result of an increase in whole loan sales.
      Consistent with the reduction in assets, GMAC’s total debt decreased to $253.2 billion at December 31, 2005 (excluding Commercial Mortgage debt of $4.3 billion, which has been reclassified as held for sale), compared to $267.8 billion at December 31, 2004 and $239.4 billion at December 31, 2003. GMAC’s 2005 year-end ratio of total debt to total stockholder’s equity was 11.9:1 compared to 12.0:1 at December 31, 2004. GMAC’s liquidity, as well as its ability to profit from ongoing activity, is in large part dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. Part of GMAC’s strategy in managing liquidity risk has been to develop diversified funding sources across a global investor base. As an important part of its overall funding and liquidity strategy, GMAC maintains substantial bank lines of credit. These bank lines of credit, which totaled $47.0 billion at December 31, 2005, provide “back-up” liquidity and represent additional funding sources, if required.
      GMAC currently has a $3.0 billion syndicated line of credit committed through June 2006, $4.4 billion committed through June 2008, and committed and uncommitted lines of credit of $3.6 billion and $11.0 billion, respectively. In addition, at December 31, 2005, New Center Asset Trust (NCAT) had an $18.5 billion committed liquidity facility. NCAT is a special purpose entity administered by GMAC for the purpose of funding assets as part of GMAC’s securitization funding programs. This entity funds the purchase of assets through the issuance of asset-backed commercial paper and represents an important source of liquidity to GMAC. At December 31, 2005, NCAT had commercial paper outstanding of $10.9 billion, which is not consolidated in the Corporation’s Consolidated Balance Sheet. In addition, GMAC has $126.8 billion in committed and uncommitted secured funding facilities with third-parties, including commitments with third-party asset-backed commercial paper conduits, as well as forward flow sale agreements with third-parties and repurchase facilities. This includes five year commitments that GMAC has entered into in 2005 with remaining capacity to sell up to $64 billion of retail automotive receivables to third party purchasers through 2010. The unused portion of these committed and uncommitted facilities totaled $87.7 billion at December 31, 2005.
Status of Debt Ratings
      Standard & Poor’s, Moody’s, and Fitch currently rate GM’s and GMAC’s credit at non-investment grade. Dominion Bond Rating Services (DBRS) rates GM’s credit at non-investment grade and maintains an investment grade rating for GMAC. All major rating agencies rate ResCap at investment grade. The following table summarizes GM’s, GMAC’s and ResCap’s credit ratings as of March 27, 2006:

	Senior Debt			Commercial Paper

Rating Agency	GM	GMAC	ResCap	GM	GMAC	ResCap

DBRS	B (High)	BBB (Low)	BBB	R-3 (Mid)	R-2 (Low)	R-2 (Mid)
Fitch	B	BB	BBB-	Withdrawn	B	F3
Moody’s	B2	Ba1	Baa3	Not Prime	Not Prime	P3
S&P	B	BB	BBB-	B-3	B-1	A-3

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Outlook

Rating Agency	GM	GMAC	ResCap

DBRS	Negative	Developing	Developing
Fitch	Rating Watch Negative	Evolving	Evolving
Moody’s	Review for Possible Downgrade	Review for Possible Downgrade	Review for Possible Downgrade
S&P	Negative	Developing	Developing

      While GM experienced limited access to the capital markets in 2005 as a result of deterioration in its credit ratings, it was able to utilize available liquidity to meet its capital requirements. Similarly, due to the downgrade of its unsecured debt to non-investment grade, GMAC’s access to the unsecured capital markets was limited. GMAC was able to meet its capital requirements by accessing alternative funding sources, with a focus on secured funding and automotive whole loan sales. In addition, GMAC has been able to diversify its unsecured funding through the formation of ResCap, which in 2005 issued $5.25 billion in unsecured debt to investors.
      Each of Standard and Poor’s, Moody’s, Fitch, and DBRS has recently downgraded GM’s senior debt ratings.
      On October 10, 2005, Moody’s placed GM’s Ba2 and GMAC’s Ba1 senior unsecured ratings under review for a possible downgrade. On October 17, 2005, Moody’s announced a change in GMAC’s and ResCap’s review status to “direction uncertain” from “review for a possible downgrade.” In addition, Moody’s placed GMAC’s Non-Prime short–term rating on review for possible upgrade. On November 1, 2005, Moody’s downgraded GM’s long-term credit rating from Ba2 to B1 with a negative outlook. GMAC’s rating, at Ba1, and Rescap’s at Baa3, were left under review with direction uncertain. Moody’s affirmed the ratings of these entities on both November 21, 2005, and January 19, 2006. On February 21, 2006, Moody’s downgraded GM’s senior unsecured debt to B2 with a negative outlook from B1 under review for a possible downgrade. On March 16, 2006, Moody’s placed the senior unsecured ratings of GM, GMAC and ResCap under review for a possible downgrade. At the same time, Moody’s changed the review status of ResCap’s short-term P-3 ratings to review for possible downgrade from direction uncertain.
      On October 3, 2005, Standard and Poor’s placed the ratings of GM, GMAC, and ResCap on CreditWatch with negative implications. On October 10, 2005, Standard and Poor’s downgraded GM’s long-term corporate credit rating from BB, CreditWatch with negative implications to BB minus CreditWatch with negative implications and, at the same time, downgraded GM’s short–term rating from B-1 CreditWatch with negative implications to B-2 CreditWatch with negative implications. The ratings for GMAC and Rescap were left at BB and BBB minus, respectively. The outlook for GMAC and ResCap remained on CreditWatch, but the implications on both entities were changed to “developing” from “negative.” On December 12, 2005, Standard and Poor’s resolved GM’s issuer credit rating by downgrading the rating from BB minus, CreditWatch with negative implications to B, outlook negative, and downgraded GM’s short–term ratings from B-2, CreditWatch with negative implications to B-3 outlook negative. GM’s ratings were removed from Creditwatch. The long-term ratings of GMAC and ResCap were unchanged at BB and BBB minus, respectively, both under CreditWatch with developing implications. GMAC’s and ResCap’s short–term ratings remained unchanged at B-1 and A-3 respectively, both under CreditWatch with developing implications.
      On October 17, 2005 Fitch affirmed GM’s senior debt credit rating of BB and placed the ratings of GMAC and ResCap on Rating Watch Evolving with a rating of BB and BBB-minus, respectively. On November 9, 2005, Fitch downgraded GM’s senior unsecured ratings from BB to B-plus, Rating Watch Negative, leaving the ratings of GMAC and Rescap unchanged. GM’s short–term rating was withdrawn. GMAC’s and ResCap’s short–term ratings were left at B and F-3, respectively (both on Rating Watch

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Status of Debt Ratings — (concluded)
Evolving). Fitch affirmed the ratings of GM, GMAC, and ResCap on February 7, 2006. On March 1, 2006, Fitch downgraded GM’s senior unsecured rating from B+ to B. Fitch maintained the rating watch negative outlook for GM’s ratings.
      On October 11, 2005, DBRS placed the ratings of GMAC and ResCap under review with developing implications. On October 14, 2005, DBRS downgraded GM’s long-term debt to BB with negative trends and confirmed GM’s commercial paper rating of R-3 (high), also with negative trends. On December 16, 2005, DBRS downgraded GM’s long–term debt to B (high) and GM’s short–term rating to R-3 (mid), both with negative trends.
      While the aforementioned ratings actions have increased borrowing costs and limited access to unsecured debt markets, these outcomes have been mitigated by actions taken by GM and GMAC over the past few years to focus on an increased use of liquidity sources other than institutional unsecured markets that are not directly affected by ratings on unsecured debt, including secured funding sources beyond traditional asset classes and geographical markets, automotive whole loan sales, and use of bank and conduit facilities. Further reductions of GM’s and/or GMAC’s credit ratings could increase the possibility of additional terms and conditions contained in any new or replacement financing arrangements. As a result of specific funding actions taken over the past few years, management believes that GM and GMAC will continue to have access to sufficient capital to meet the Corporation’s ongoing funding needs over the short and medium-term. Notwithstanding the foregoing, management believes that the current ratings situation and outlook increase the level of risk for achieving the Corporation’s funding strategy and GMAC’s ability to sustain current level of asset originations over the long-term. In addition, the ratings situation and outlook increase the importance of successfully executing the Corporation’s plans for improvement of operating results. Management continuously assesses these matters and is seeking to mitigate the increased risk by exploring whether actions could be taken that would provide a basis for rating agencies to evaluate GMAC’s financial performance in order to provide GMAC with ratings independent of those assigned to GM. On October 17, 2005, GM made an announcement that it is exploring the possible sale of a controlling interest in GMAC, with the goal of delinking GMAC’s credit rating from GM’s credit rating and renewing its access to low-cost financing. There can be no assurance that any such actions, if taken, would be successful in achieving a delinking of GMAC’s credit rating from GM’s credit rating by the rating agencies.
      In addition, GMAC has been able to diversify its unsecured funding through the formation of ResCap. ResCap, which was formed as the holding company of GMAC’s residential mortgage businesses, successfully achieved an investment grade rating (independent from GMAC) and issued $4 billion of unsecured debt in the second quarter of 2005. Following the bond offering, in July 2005, ResCap closed a $3.5 billion syndication of its bank facilities consisting of a $1.75 billion syndicated term loan, $0.9 billion syndicated line of credit committed through July 2008 and a $0.9 billion syndicated line of credit committed through July 2006. In addition, in the fourth quarter of 2005, ResCap filed a $12 billion shelf registration statement in order to offer senior and/or subordinated debt securities and has issued $3 billion ($1.75 billion issued in February 2006) in unsecured debt to investors, with a portion of the proceeds from the notes used to repay a portion of intercompany borrowings. These facilities are intended to be used primarily for general corporate and working capital purposes, as well as to repay affiliate borrowings, thus providing additional liquidity.
Line of Credit Between GM and GMAC
      GM has a $4 billion revolving line of credit from GMAC that expires in September 2006. This credit line is used for general operating and seasonal working capital purposes and to reduce external liquidity requirements, given the differences in the timing of GM’s and GMAC’s peak funding requirements. The maximum amount outstanding on this line during the year was $3.3 billion with no amounts outstanding on this line at December 31, 2005. Interest is payable on amounts advanced under the arrangements based on market interest rates, adjusted to reflect the credit rating of GM or GMAC in its capacity as borrower. In

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
addition to this line of credit, GMAC had a similar line of credit with GM that allowed GMAC to draw up to $6 billion. This arrangement expired in December 2005 and was not renewed.
Pension and Other Postretirement Benefits
      Plans covering represented employees generally provide benefits of negotiated, stated amounts for each year of service as well as significant supplemental benefits for employees who retire with 30 years of service before normal retirement age.
      GM’s policy with respect to its qualified pension plans is to contribute annually not less than the minimum required by applicable law and regulation, or to directly pay benefit payments where appropriate. As of December 31, 2005, all legal funding requirements had been met. GM made contributions to its pension plans as follows (dollars in millions):

	2005	2004	2003

U.S. hourly and salaried	$—	$—	$18,504
Other U.S.	125	117	117
Non-U.S.	708	802	442
      In 2006, GM does not have any contributions due for its U.S. hourly pension plan. In February 2006, GM contributed $1.7 million into its U.S. salaried pension plan. This contribution was a required contribution on behalf of GM employees who were former participants in the Saturn PCRP plan, which was merged into the GM salaried pension plan in 2005. GM does not expect to make any additional contributions into the salaried pension plan in 2006. GM expects to contribute or pay benefits of approximately $100 million to its other U.S. pension plan and $500 million to its primary non-U.S. pension plans, which include GM Canada Limited, Adam Opel and Vauxhall, in 2006.
      GM’s U.S. hourly and salaried pension plans are overfunded by $7.5 billion in 2005 and $1.6 billion in 2004. This increase was primarily attributable to strong actual asset returns of approximately 13% in 2005. The non-U.S. pension plans are underfunded. The deficit for non-U.S. pension benefits increased from approximately $9 billion at the end of 2004 to $10.7 billion at the end of 2005. This increase was primarily due to declines in discount rates in various countries that GM sponsors plans.
      GM also maintains hourly and salaried benefit plans that provide postretirement medical, dental, vision and life insurance to most U.S. retirees and eligible dependents. Certain of the non-U.S. subsidiaries have postretirement benefit plans, although most participants are covered by government sponsored or administered programs. GM’s U.S. OPEB plan was underfunded by $62.1 billion in 2005 and $53.8 billion in 2004. GM’s non-U.S. OPEB plans were underfunded by $3.8 billion in 2005 and $3.7 billion in 2004.
      In 2005, GM withdrew a total of $3.2 billion from plan assets of its VEBA trusts for its OPEB plans for reimbursement of retiree healthcare and life insurance benefits provided to eligible plan participants. In 2004, GM contributed a total of $9 billion to its U.S. OPEB plans, primarily U.S. hourly and salaried VEBA for OPEB plan accounts. GM withdrew $1 billion from its VEBA trust on each of February 1, 2006 and March 1, 2006.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Pension and Other Postretirement Benefits — (concluded)
      The following benefit payments, which reflect estimated future employee services, as appropriate, are expected to be paid (dollars in millions):

			Other Benefits		Non-U.S. Other Benefits

	Pension Benefits			Gross		Gross
				Medicare		Medicare
		Primary	Gross Benefit	Part D	Gross Benefit	Part D
	U.S. Plans	Non-U.S. Plans	Payments	Receipts	Payments	Receipts

2006	6,794	834	4,337	181	128	—
2007	6,693	865	4,637	271	137	—
2008	6,728	905	4,916	301	147	—
2009	6,744	940	5,163	328	157	—
2010	6,754	979	5,383	353	167	—
2011-2015	$33,517	$5,443	$29,187	$2,116	$993	$—
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
      The amounts outstanding in off-balance sheet facilities used by GM in its FIO reportable segment have increased over the past few years as GMAC continues to use securitization transactions that, while similar in legal structure to off-balance sheet securitizations, are accounted for as secured financings and are recorded as receivables and debt on the balance sheet.
      Assets in off-balance sheet entities were as follows (dollars in millions):

	December 31

Automotive and Other Operations	2005	2004

Assets leased under operating leases	$2,430	$2,553
Trade receivables sold(1)	708	1,210

Total	$3,138	$3,763

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Off-Balance Sheet Arrangements — (concluded)

Financing and Insurance Operations

Receivables sold or securitized:
— Mortgage loans	$99,084	$79,043
— Retail finance receivables	6,014	5,615
— Wholesale finance receivables	21,421	21,291

Total	$126,519	$105,949

(1)	In addition, trade receivables sold to GMAC were $525 million as of December 31, 2005 and $549 million as of December 31, 2004.
Contractual Obligations and Other Long-Term Liabilities
      GM has the following minimum commitments under contractual obligations, including purchase obligations, as defined by the SEC. A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on GM and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on GM’s balance sheet under GAAP. Based on this definition, the tables below include only those contracts which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Contractual Obligations and Other Long-Term Liabilities — (continued)
      The following table provides aggregated information about our Auto & Other segment’s outstanding contractual obligations and other long-term liabilities as of December 31, 2005.
Automotive and Other Operations

	Payments due by period

	2006	2007-2008	2009-2010	2011 and after	Total

	(dollars in millions)
Debt	$1,519	$2,847	$589	$27,648	$32,603
Capital lease obligations	174	597	251	573	1,595
Operating lease obligations	630	1,472	895	1,323	4,320
Contractual commitments for capital expenditures	745	15	—	—	760
Other contractual commitments:
Postretirement benefits(1)	3,517	3,827	—	—	7,344
Less: VEBA assets(2)	(3,517)	(3,827)	—	—	(7,344)

Net	—	—	—	—	—
Material	1,079	1,676	1,262	332	4,349
Information technology(3)	333	179	4	1	517
Marketing	1,647	634	429	115	2,825
Facilities	201	227	178	445	1,051
Rental car repurchases	8,347	—	—	—	8,347
Policy, product warranty and recall campaigns liability	4,480	4,123	482	43	9,128

Total contractual commitments	$19,155	$11,770	$4,090	$30,480	$65,495

Remaining balance postretirement benefits	$767	$5,438	$10,189	$61,203	$77,597
Less: VEBA assets(2)	(767)	(5,438)	(5,557)	—	(11,762)

Net	$—	$—	$4,632	$61,203	$65,835

      Long-term debt payable beyond one year at December 31, 2005 includes scheduled maturities as follows: 2007 — $1 billion; 2008 — $1.9 billion; 2009 — $0.4 billion; 2010 — $0.2 billion; 2011 and after — $27.6 billion. Included in the long-term debt payable beyond one year are certain convertible debentures of approximately $1.2 billion that may be put to GM for cash settlement in March 2007, ahead of its scheduled maturity after 2011.

(1)	Amounts include postretirement benefits under the current contractual labor agreements in North America. The remainder of the estimated liability, for benefits beyond the current labor agreement and for essentially all salaried employees, is classified under remaining balance of postretirement benefits.

(2)	Total VEBA assets were allocated based on projected spending requirements. Amount includes $1.0 billion VEBA withdrawal and $0.2 billion VEBA withdrawal in the fourth quarter of 2005.

(3)	Does not reflect the effect of the January 2006 agreements with information technology providers.
      The combined U.S. hourly and salaried pension plans were $7.5 billion overfunded on a Statement of Financial Accounting Standards No. 87 Basis at year-end 2005. As a result, and under normal conditions, GM does not expect to make any contribution to its U.S. hourly and salaried pension plans for the foreseeable future.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Contractual Obligations and Other Long-Term Liabilities — (continued)
      The following table provides aggregated information about our FIO segments outstanding contractual obligations and other long-term liabilities as of December 31, 2005.
Financing and Insurance Operations

	Payments due by period

				2011 and
	2006	2007-2008	2009-2010	after	Total

	(Dollars in millions)
Debt	$82,054	$59,512	$18,801	$93,386	$253,753
Operating lease obligations	201	304	161	158	824
Mortgage purchase and sale commitments	24,619	3,463	—	70	28,152
Lending commitments	18,500	2,213	669	4,493	25,875
Commitments to remit excess cash flows on certain loan portfolios	—	—	—	4,305	4,305
Commitments to sell retail automotive receivables	9,000	12,000	12,000	—	33,000
Commitments to provide capital to equity method investees	553	90	107	287	1,037
Purchase obligations	150	77	13	—	240

Total contractual commitments	$135,077	$77,659	$31,751	$102,699	$347,186

Book Value per Share
      Book value per share represents the net assets of the Corporation divided by the number of outstanding shares and was determined based on the liquidation rights of the common stockholders. Book value per share of GM $1 2/3 par value common stock decreased to $25.81 at December 31, 2005, from $48.41 at December 31, 2004.
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
      As of December 31, 2005, GM’s book value per share was significantly higher than the trading price of its $1 2/3 par value common stock. GM believes that this difference is driven mainly by marketplace uncertainty surrounding future events at GM, such as those matters discussed in the Risk Factors section above.
      We also believe the fact that GM’s book value exceeds the recent trading price of its $1 2/3 par value common stock is a potential indicator of impairment. Presently, none of these uncertainties warrant modification to the amounts reflected in GM’s consolidated financial statements.
Dividends
      Dividends may be paid on our $1 2/3 par value common stock only when, as, and if declared by GM’s Board of Directors in its sole discretion out of amounts available for dividends under applicable law. At December 31, 2005, the amount of our capital surplus plus retained earnings on a GAAP basis was about $17.6 billion. Under Delaware law, our board may declare dividends only to the extent of our statutory “surplus” (which is defined as total assets minus total liabilities, in each case at fair market value, minus

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Contractual Obligations and Other Long-Term Liabilities — (concluded)
statutory capital), or if there is no such surplus, out of our net profits for the then current and/or immediately preceding fiscal year.
      GM’s policy is to distribute dividends on its $1 2/3 par value common stock based on the outlook and indicated capital needs of the business. Cash dividends per share of GM $1 2/3 par value common stock were $2.00 in 2005, 2004, and 2003. At the February 6, 2006 meeting of the GM Board of Directors, the board approved the reduction of the quarterly dividend on GM $1 2/3 par value common stock from $0.50 per share to $0.25 per share, effective for the first quarter of 2006, which was paid on March 10, 2006 to holders of record as of February 16, 2006.
Employment and Payrolls

Worldwide employment at December 31, (in thousands)	2005	2004	2003

GMNA	173	181	190
GME(1)	63	61	62
GMLAAM	31	29	23
GMAP(2)	31	15	14
GMAC	34	34	32
Other	3	4	5

Total employees	335	324	326

Worldwide payrolls excluding benefits (in billions)	$21.5	$21.5	$20.9
U.S. hourly payrolls excluding benefits (in billions)(3)	$8.0	$8.7	$8.9
Average labor cost per active hour worked U.S. hourly(4)	$81.18	$73.73	$78.39

(1)	2005 includes approximately 7,000 employees added from a former powertrain joint venture with Fiat.

(2)	2005 includes approximately 13,000 employees added as the result of the consolidation of GM Daewoo.

(3)	Includes employees “at work” (excludes laid-off employees receiving benefits).

(4)	Includes U.S. hourly wages and benefits divided by the number of hours worked.
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Critical Accounting Estimates — (continued)

Pension and Other Postretirement Employee Benefits (OPEB)
      Pension and OPEB costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, health care cost trend rates, expected return on plan assets, mortality rates, retirement rates, and rate of compensation increase, discussed below:

•	Discount rates. For 2005, our discount rates are based on creating a hypothetical portfolio of high quality bonds (rated AA by a recognized rating agency) for which the timing and amount of cash inflows approximates the estimated outflows of the defined benefit plan.

•	Health care cost trend rate. Our health-care cost trend rate is based on historical retiree cost data, near term health care outlook, including appropriate cost control measures implemented by GM, and industry benchmarks and surveys.

•	Expected return on plan assets. Our expected return on plan assets is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risk and correlations for each of the asset classes that comprise the fund’s asset mix, and recent and long-term historical performance.

•	Mortality rates. Mortality rates are based on actual and projected plan experience.

•	Retirement rates. Retirement rates are based on actual and projected plan experience.

•	Rate of compensation increase. The rate of compensation increase for final pay plans reflects our long-term actual experience and our outlook, including contractually agreed upon wage rate increases for represented hourly employees.
      In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect GM’s pension and other postretirement obligations and future expense. As of December 31, 2005, GM had unrecognized actuarial losses of $32.1 billion for its U.S. and non U.S. pension plans, and $32.3 billion for its U.S. and non U.S. OPEB plans. These balances were accumulated by differences in actual experience compared to original assumptions accumulated over several years, in particular, the general trend of lower discount rates, driven by interest rate environments, as well as escalating health care cost trend rates. GM amortizes these amounts over the future working lives of the plan participants, accordingly higher levels of unrecognized actuarial losses will have unfavorable impacts on reported pension and OPEB expense. The recognized net actuarial losses component of total U.S. and non U.S. pension and OPEB expense for 2005, 2004, and 2003 was $4.7 billion, $3.2 billion, and $2.7 billion, respectively. The increases to the total recognized net actuarial losses for U.S. and non U.S. pension and OPEB expense in 2005, 2004, and 2003 were $1.4 billion, $0.6 billion, and $1.5 billion, respectively. The balance sheet classification of these unrecognized losses is the subject of a current FASB project.
      GM has established for its U.S. pension plans a discount rate of 5.70% for year-end 2005, which represents a 10 basis point increase from the 5.60% discount rate used at year-end 2004. GM’s U.S. pre-tax pension expense is forecasted to decrease from approximately $1.3 billion in 2005, excluding curtailments and settlements, to approximately $0.6 billion in 2006 due to the approximately 13% actual return on plan assets in 2005.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Critical Accounting Estimates — (continued)
      The following information illustrates the sensitivity to a change in certain assumptions for U.S. pension plans (as of December 31, 2005 the projected benefit obligation (PBO) for U.S. pension plans was $89 billion and the minimum pension liability charged to equity with respect to U.S. pension plans was $109 million net of tax):

Effect on
	Effect on 2006		December 31, 2005
Change in Assumption	Pre-Tax Pension Expense		PBO

25 basis point decrease in discount rate	+$	150 million	+$	2.3 billion
25 basis point increase in discount rate	-$	160 million	-$	2.2 billion
25 basis point decrease in expected return on assets	+$	220 million		—
25 basis point increase in expected return on assets	-$	220 million		—
      GM’s U.S. hourly pension plans generally provide covered U.S. hourly employees with pension benefits of negotiated, flat dollar amounts for each year of credited service earned by an individual employee. Formulas providing for such stated amounts are contained in the prevailing labor contract. Consistent with GAAP, the 2005 pre-tax pension expense and December 31, 2005 PBO do not comprehend any future benefit increases beyond the amounts stated in the currently prevailing contract that expires in September 2007. The current cycle for negotiating new labor contracts is every four years. There is no past practice of maintaining a consistent level of benefit increases or decreases from one contract to the next. However, the following data illustrates the sensitivity of pension expense and PBO to hypothetical assumed changes in future basic benefits. A 1% increase in the basic benefit for U.S. hourly employees would result in a $140 million increase in 2006 pre-tax pension expense and a $660 million increase in the December 31, 2005 PBO. A 1% decrease in the same benefit would result in a $130 million decrease in 2006 pre-tax pension expense and a $610 million decrease in the December 31, 2005 PBO.
      These changes in assumptions would have no effect on GM’s funding requirements. In addition, at December 31, 2005, a 25 basis point decrease in the discount rate would decrease stockholders’ equity by $19.5 million, net of tax; a 25 basis point increase in the discount rate would increase stockholders’ equity by $19.5 million, net of tax. The impact of greater than a 25 basis point decrease/increase in discount rate would not be proportional to the first 25 basis point decrease/increase in the discount rate.
      GM has established for its U.S. OPEB plans a discount rate of 5.45% for year-end 2005, which represents a 30 basis point reduction from the 5.75% discount rate used at year-end 2004.
      The following table illustrates the sensitivity to a change in the discount rate assumption related to GM’s U.S. OPEB plans (the U.S. accumulated postretirement benefit obligation (APBO) was a significant portion of GM’s worldwide APBO of $84.9 billion as of December 31, 2005):

	Effect on 2006		Effect on
	Pre-Tax OPEB		December 31, 2005
Change in Assumption	Expense		APBO

25 basis point decrease in discount rate	+$	220 million	+$	2.6 billion
25 basis point increase in discount rate	-$	230 million	-$	2.4 billion
      GM assumes a 10% initial U.S. health-care cost trend rate for the 2006 calendar year and a 5.0% ultimate U.S. health-care cost trend rate projected for calendar year 2012 and beyond as of December 31, 2005. A one percentage point increase in the assumed U.S. health care trend rates for all periods would have increased the U.S. APBO by $9.3 billion at December 31, 2005, and the aggregate service and interest cost components of non-pension postretirement benefit expense for 2005 by $629 million. A one-percentage point decrease would have decreased the U.S. APBO by $7.7 billion and the aggregate service and interest cost components of non-pension postretirement benefit expense for 2005 by $516 million.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Critical Accounting Estimates — (continued)
      The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.
      In recent years, GM estimated the discount rate for its U.S. pension and OPEB obligations by reference to Moody’s AA Index, Citibank Salomon Smith Barney’s above-median curve, and Watson Wyatt’s bond-matching model as well as benchmarking.
      Beginning with 2005 year-end valuations, GM estimates the discount rate for its U.S. pension and OPEB obligations using an iterative process based on a hypothetical investment in a portfolio of high-quality bonds and a hypothetical reinvestment of the proceeds of such bonds upon maturity (at forward rates derived from a yield curve) until its U.S. pension and OPEB obligations are fully defeased. GM incorporates this reinvestment component into its methodology because it is not feasible, in light of the magnitude and time horizon over which its U.S. pension and OPEB obligations extend, to accomplish full defeasance through direct cash flows from an actual set of bonds selected at any given measurement date. This improved methodology, considered a change in estimate, was developed during 2005 and was adopted because it was deemed superior to the previously available algorithms for estimating assumed discount rates. In particular, this approach permits a better match of future cash outflows related to benefit payments with future cash inflows associated with bond coupons and maturities in the hypothetical described above.
      GM’s discount rate estimation under this iterative process involves four steps:
      First, GM identifies a bond universe that consists of all AA-rated or higher bonds with an amount outstanding greater than $25 million. GM excludes from this universe all callable and convertible bonds, mortgage-backed and asset-backed securities and bonds with a negative credit watch. The bond universe data, including amounts outstanding, market prices, credit ratings and other relevant data, is obtained from Bloomberg.
      Second, GM creates a defeasance portfolio from the bond universe by selecting a set of bonds that would yield cash flows (through coupons, maturation and reinvestment) that are sufficient to defease its U.S. pension and OPEB obligations. Reinvestments are assumed to occur at forward rates calculated using a yield curve developed with the following methodology. For years during which the bond universe has a sufficient number of bonds, the yield curve is based on the yields of such bonds. For future years, when the bond universe does not have a sufficient number of bonds, the yield curve is extrapolated as follows:

•	GM computes the spread between the yield curve and the swap curve (a market-based curve),

•	To extrapolate the yield curve for the period beginning after the last year where substantial bonds are available in the bond universe and ending in year 50, GM adds the spread to the swap curve, which is observable over 50 years, and

•	To extrapolate the yield curve beyond the 50th year, GM assumes that the last one-year forward rate on the yield curve (at the 49th year) remains constant for the remaining years.
      Third, GM determines the market value of the defeasance portfolio using the actual initial market value of the bonds selected as part of the defeasance portfolio.
      Fourth, GM computes the internal rate of return (IRR) of the defeasance portfolio based on its market value as of the measurement date and the final net cash flows from the coupons, maturations and reinvestments. GM uses this IRR as the discount rate for its U.S. pension and OPEB obligations.
      Beginning with 2005 year-end valuations, GM rounds its discount rates for its U.S. pensions and U.S. OPEB plans to the nearest 0.05 percentage point, rather than to the nearest 0.25 percentage point as in prior years.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Critical Accounting Estimates — (continued)
      Using this new methodology, GM has established for its U.S. pension plans and U.S. OPEB plans discount rates of 5.70% and 5.45%, respectively, for year-end 2005.

Sales Allowances
      At the later of the time of sale or the time an incentive is announced to dealers (applies to vehicles sold by GM and in dealer inventory), GM records as a reduction of revenue the estimated impact of sales allowances in the form of dealer and customer incentives. There may be numerous types of incentives available at any particular time. Some factors used in estimating the cost of incentives include the volume of vehicles that will be affected by the incentive programs offered by product and the rate of customer acceptance of any incentive program. If the actual number of affected vehicles differs from this estimate, or if a different mix of incentives is actually paid, the sales allowances could be affected.

Policy and Warranty
      Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve vehicle quality and minimize warranty claims. See Note 16 to the Consolidated Financial Statements for the effect of retroactive adjustments to the liability for pre-existing warranties.

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

Postemployment Benefits
      Costs to idle, consolidate or close facilities and provide postemployment benefits to employees on an other than temporary basis are accrued based on management’s best estimate of the wage and benefits costs that will be incurred for qualified employees under the JOBS bank provisions of the current labor agreement through the date of its expiration in September 2007, plus estimated costs expected to be paid thereafter. These estimates include a 45% and 9% projected level of acceptance of normal and early retirement offers, respectively, made pursuant to the current labor agreement. Costs related to the idling of employees that are expected to be temporary are expensed as incurred. GM reviews the adequacy and continuing need for these liabilities on an annual basis in conjunction with its year-end production and labor forecasts. Furthermore, GM reviews the reasonableness of these liabilities on a quarterly basis.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Critical Accounting Estimates — (concluded)

Investments in Operating Leases
      GMAC’s investments in its leasing portfolio represent an estimate of the realizable values of the assets which is based on the residual value established at contract inception. GMAC establishes residual values at contract inception by using independently published residual value guides. Management reviews residual values periodically to determine that recorded amounts are appropriate and the operating lease assets have not been impaired. GMAC actively manages the remarketing of off-lease vehicles to maximize the realization of their value. Changes in the value of the residuals or other external factors impacting GMAC’s future ability to market the vehicles under prevailing market conditions may impact the realization of residual values. For example, a change in the estimated realizable value of 1% on the U.S. operating lease portfolio could result in a cumulative after-tax earnings impact of $41 million as of December 31, 2005, to be recognized over the remaining term of the lease portfolio.

Mortgage Servicing Rights
      The Corporation capitalizes mortgage servicing rights, which represents the capitalized value associated with the right to receive future cash flows in connection with the servicing of mortgage loans. Because residential mortgage loans typically contain a prepayment option, borrowers often elect to prepay their mortgages, refinancing at lower rates during declining interest rate environments. As such, the market value of residential mortgage servicing rights is very sensitive to changes in interest rates, and tends to decline as market interest rates decline and increase as interest rates rise.
      The Corporation capitalizes the cost of originated mortgage servicing rights based upon the relative fair market value of the underlying mortgage loans and mortgage servicing rights at the time of sale or securitization of the underlying mortgage loan. Purchased mortgage servicing rights are capitalized at cost (which approximates the fair market value of such assets) and assumed mortgage servicing rights are recorded at fair market value as of the date the servicing obligation is assumed. The carrying value of mortgage servicing rights is dependent upon whether the asset is hedged or not. Mortgage servicing rights that are hedged with derivatives which receive hedge accounting treatment, as prescribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” are carried at fair value. Changes in fair value are recognized in current period earnings, generally offset by changes in the fair value of the underlying derivative, if the changes in the value of the asset and derivative are highly correlated. The majority of mortgage servicing rights are hedged as part of the Corporation’s risk management program. Mortgage servicing rights that do not receive hedge accounting treatment are carried at lower of cost or fair value.

Accounting for Derivatives and Other Fair Value Measurements
      The Corporation uses derivatives in the normal course of business to manage its exposure to fluctuations in commodity prices and interest and foreign currency rates. The Corporation accounts for its derivatives on the Consolidated Balance Sheet as assets or liabilities at fair value in accordance with SFAS No. 133. Such accounting is complex and requires significant judgments and estimates involved in the estimating of fair values in the absence of quoted market prices.
      We use estimates and various assumptions in determining the fair value of many of our assets, including retained interests and securitizations of loans and contracts, mortgage servicing rights, and other investments which do not have an established market value or are not publicly traded. It is difficult to determine the accuracy of our estimates and assumptions, and our actual experience may differ materially from these estimates and assumptions. A material difference between our estimates and assumptions and our actual experience may materially adversely affect the cash flow, profitability, financial condition and business prospects of our finance, mortgage, and insurance operations.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
New Accounting Standards
      In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123R), requiring companies to record share-based payment transactions as compensation expense at fair market value. SFAS No. 123R further defines the concept of fair market value as it relates to such arrangements. Based on SEC guidance issued in Staff Accounting Bulletin (SAB) 107 in April 2005, the provisions of this statement will be effective for GM as of January 1, 2006. The Corporation began expensing the fair market value of newly granted stock options and other stock based compensation awards to employees pursuant to SFAS No. 123 in 2003; therefore this statement is not expected to have a material effect on GM’s consolidated financial position or results of operations.
      In December 2005, the FASB released FASB Staff Position (FSP) SFAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” which provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. The Corporation is currently reviewing the transition alternatives and will elect the appropriate alternative within one year of the adoption of SFAS 123(R).
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Forward-Looking Statements — (continued)

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Forward-Looking Statements — (concluded)

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
      GM, through various market risk sensitive instruments, is exposed to market risk from changes in foreign currency exchange rates, interest rates, and certain commodity and equity security prices. GM enters into a variety of foreign exchange, interest rate, and commodity forward contracts and options, primarily to maintain the desired level of exposure arising from these risks. A risk management control system is utilized to monitor foreign exchange, interest rate, commodity and equity price risks, and related hedge positions.
      A discussion of GM’s accounting policies for derivative financial instruments is included in Note 1 to the GM Consolidated Financial Statements. Further information on GM’s exposure to market risk is included in Notes 22 and 23 to the Consolidated Financial Statements.
      The following analyses provide quantitative information regarding GM’s exposure to foreign currency exchange rate risk, interest rate risk, and commodity and equity price risk. GM uses a model to evaluate the sensitivity of the fair value of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates, interest rate yield curves, and commodity and equity prices. For options and instruments with nonlinear returns, models appropriate to the instrument are utilized to determine the impact of market shifts. There are certain shortcomings inherent in the sensitivity analyses presented, primarily due to the assumption that exchange rates change in a parallel fashion and that interest rates change instantaneously.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Quantitative and Qualitative Disclosures About Market Risk — (concluded)
In addition, the analyses are unable to reflect the complex market reactions that normally would arise from the market shifts modeled.

Foreign Exchange Rate Risk
      GM has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. More specifically, GM is exposed to foreign currency risk related to the uncertainty to which future earnings or asset and liability values are exposed as the result of operating cash flows and various financial instruments that are denominated in foreign currencies. At December 31, 2005, the net fair value asset of financial instruments with exposure to foreign currency risk was approximately $6.8 billion compared to a net fair value liability of $5.8 billion at December 31, 2004. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would be approximately $1.2 billion for 2005 and 2004.

Interest Rate Risk
      GM is subject to market risk from exposure to changes in interest rates due to its financing, investing, and cash management activities. More specifically, the Corporation is exposed to interest rate risk associated with long-term debt and contracts to provide commercial and retail financing, retained mortgage servicing rights, and retained assets related to mortgage securitizations. In addition, GM is exposed to prepayment risk associated with its capitalized mortgage servicing rights and its retained assets related to securitization activities. This risk is managed with U.S. Treasury options and futures, exposing GM to basis risk since the derivative instruments do not have identical characteristics to the underlying mortgage servicing rights. At December 31, 2005 and 2004, the net fair value liability of financial instruments held for purposes other than trading with exposure to interest rate risk was approximately $41.9 billion and $51.1 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would be approximately $3.0 billion for 2005 and 2004. At December 31, 2005 and 2004, the net fair value asset of financial instruments held for trading purposes with exposure to interest rate risk was approximately $4.6 billion and $3.5 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would be approximately $127 million and $33 million for 2005 and 2004, respectively. This analysis excludes GM’s operating lease portfolio. A fair value change in the debt that funds this portfolio would potentially have a different impact on the fair value of the portfolio itself. As such, the overall effect to the fair value of financial instruments from a hypothetical change in interest rates may be overstated.

Commodity Price Risk
      GM is exposed to changes in prices of commodities used in its automotive business, primarily associated with various non-ferrous metals used in the manufacturing of automotive components. GM enters into commodity forward and option contracts to offset such exposure. At December 31, 2005 and 2004 the net fair value asset of such contracts was approximately $610 million and $431 million, respectively. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would be approximately $241 million and $264 million for 2005 and 2004, respectively. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

Equity Price Risk
      GM is exposed to changes in prices of various available-for-sale equity securities in which it invests. At December 31, 2005 and 2004, the fair value of such investments was approximately $2.8 billion and $2.6 billion, respectively. The potential loss in fair value resulting from a 10% adverse change in equity prices would be approximately $280 million and $258 million for 2005 and 2004, respectively.

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
      A material weakness is a significant deficiency, or combination of significant deficiencies, that result in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      The following material weaknesses in GM’s internal controls were identified:

(A)	A material weakness was identified related to our design and maintenance of adequate controls over the preparation, review, presentation and disclosure of amounts included in our consolidated statements of cash flows, which resulted in misstatements therein. Cash outflows related to certain mortgage loan originations and purchases were not appropriately classified as either operating cash flows or investing cash flows consistent with our original description as loans held for sale or loans held for investment. In addition, proceeds from sales and repayments related to certain mortgage loans, which initially were classified as mortgage loans held for investment and subsequently transferred to mortgage loans held for sale, were reported as operating cash flows instead of investing cash flows in our consolidated statements of cash flows, as required by Statement of Financial Accounting Standards No. 102 Statement of Cash Flows — Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. Finally, certain non-cash proceeds and transfers were not appropriately presented in the Statements of Cash Flows.

(B)	A material weakness was identified related to the fact that GM’s management did not adequately design the control procedures to account for GM’s portfolio of vehicles on operating lease with daily rental car entities, which was impaired at lease inception, and prematurely revalued to reflect increased anticipated proceeds upon disposal. This material weakness was identified in January, 2006, and remediated by discontinuing the premature revaluation of previously recognized impairments.
      Management assessed our internal control over financial reporting as of December 31, 2005, the end of our fiscal year. Management based its assessment on criteria established in the Internal Control/ Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      Based on our assessment, and because of the material weakness described above, management has concluded that our internal control over financial reporting was not effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
      Our independent registered public accounting firm, Deloitte & Touche LLP, audited management’s assessment of internal control over financial reporting and has issued an attestation report on management’s assessment, included in Part II, Item 8 of this annual report on Form 10-K.

/s/ G. RICHARD WAGONER, JR.	/s/ FREDERICK A. HENDERSON

G. Richard Wagoner, Jr. Chairman and Chief Executive Officer March 28, 2006	Frederick A. Henderson Chief Financial Officer March 28, 2006
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
General Motors Corporation, its Directors, and Stockholders:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that General Motors Corporation and subsidiaries (the Corporation) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.
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
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment: (1) management did not design and maintain adequate controls over the preparation, review, presentation and disclosure of amounts included in the consolidated statements of cash flows, which resulted in misstatements therein, and (2) a material weakness was identified related to the fact that GM’s management did not adequately design the control procedures used to account for GM’s portfolio of vehicles on operating lease with daily rental car entities, which was impaired at lease inception and prematurely revalued to reflect increased anticipated proceeds upon disposal. As discussed in Selected Quarterly Data, management restated previously reported 2005 quarterly financial statements due to the identification of these errors. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the Consolidated Balance Sheet and the related Consolidated Statements of Income, Cash Flows, and Stockholders’ Equity of the Corporation, the Supplemental Information to the Consolidated Balance Sheet and Consolidated Statements of Income and Cash Flows and the financial statement schedule listed at Item 15 as of and for the year ended December 31, 2005 (collectively, the financial statements and financial statement schedules). This report does not affect our report on such financial statements and financial statement schedules.
In our opinion, management’s assessment that the Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet and the related Consolidated Statements of Income, Cash Flows, and Stockholders’ Equity of the Corporation as of and for the year ended December 31, 2005. Our audit also included the Supplemental Information to the Consolidated Balance Sheet and Consolidated Statements of Income and Cash Flows and the financial statement schedule listed at Item 15 (collectively, the financial statement schedules) as of and for the year ended December 31, 2005. Our report dated March 28, 2006 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph relating to the accounting for the estimated fair value of conditional asset retirement obligations described in Note 1.
/s/ Deloitte & Touche llp

Deloitte & Touche llp
Detroit, Michigan
March 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
General Motors Corporation, its Directors, and Stockholders:
We have audited the accompanying Consolidated Balance Sheets of General Motors Corporation and subsidiaries (the Corporation) as of December 31, 2005 and 2004, and the related Consolidated Statements of Income, Cash Flows, and Stockholders’ Equity for each of the three years in the period ended December 31, 2005. Our audits also included the Supplemental Information to the Consolidated Balance Sheets and Consolidated Statements of Income and Cash Flows and the financial statement schedule listed at Item 15 (collectively, the financial statement schedules). These financial statements and financial statement schedules are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Motors Corporation and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Corporation: (1) effective December 31, 2005, began to account for the estimated fair value of conditional asset retirement obligations to conform to FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (2) effective July 1, 2003, began consolidating certain variable interest entities to conform to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and (3) effective January 1, 2003, began expensing the fair market value of newly granted stock options and other stock-based compensation awards issued to employees to conform to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and an adverse opinion on the effectiveness of the Corporation’s internal control over financial reporting.
/s/ Deloitte & Touche llp

Deloitte & Touche llp
Detroit, Michigan
March 28, 2006

Item 8.	Financial Statements and Supplementary Data
GENERAL MOTORS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2005	2004	2003

	(Dollars in millions except per share
	amounts)
GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Total net sales and revenues (Notes 1 and 25)	$192,604	$193,517	$185,837

Cost of sales and other expenses	171,033	159,957	152,419
Selling, general, and administrative expenses	22,734	20,394	20,957
Interest expense	15,768	11,980	9,464

Total costs and expenses	209,535	192,331	182,840

Income (loss) from continuing operations before income taxes, equity income and minority interests	(16,931)	1,186	2,997
Income tax (benefit) expense (Note 12)	(5,878)	(916)	710
Equity income and minority interests	595	702	612

Income (loss) from continuing operations before cumulative effect of accounting change	(10,458)	2,804	2,899
(Loss) from discontinued operations (Note 3)	—	—	(219)
Gain on sale of discontinued operations (Note 3)	—	—	1,179
Cumulative effect of accounting change (Note 1)	(109)	—	—

Net income (loss)	$(10,567)	$2,804	$3,859

Basic earnings (loss) per share attributable to common stocks
$1 2/3 par value
Continuing operations before cumulative effect of accounting change	$(18.50)	$4.97	$5.17
Discontinued operations	—	—	2.14
Cumulative effect of accounting change (Note 1)	(0.19)	—	—

Earnings (loss) per share attributable to $1 2/3 par value	$(18.69)	$4.97	$7.31

(Loss) per share from discontinued operations attributable to
Class H	$—	$—	$(0.22)

Earnings (loss) per share attributable to common stocks assuming dilution
$1 2/3 par value
Continuing operations before cumulative effect of accounting change	$(18.50)	$4.94	$5.09
Discontinued operations	—	—	2.11
Cumulative effect of accounting change (Note 1)	(0.19)	—	—

Earnings (loss) per share attributable to $1 2/3 par value	$(18.69)	$4.94	$7.20

(Loss) per share from discontinued operations attributable to
Class H	$—	$—	$(0.22)

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2005	2004	2003

	(Dollars in millions)
AUTOMOTIVE AND OTHER OPERATIONS
Total net sales and revenues (Notes 1 and 25)	$158,221	$161,545	$155,831

Cost of sales and other expenses	162,173	150,224	143,408
Selling, general, and administrative expenses	13,222	11,863	11,737

Total costs and expenses	175,395	162,087	155,145
Interest expense	2,873	2,480	1,780
Net expense from transactions with Financing and Insurance Operations (Note 1)	497	273	297

(Loss) from continuing operations before income taxes, equity income, and minority interests	(20,544)	(3,295)	(1,391)
Income tax (benefit) (Note 12)	(7,184)	(2,440)	(854)
Equity income (loss) and minority interests	544	710	674

Income (loss) from continuing operations before cumulative effect of accounting change	(12,816)	(145)	137
(Loss) from discontinued operations (Note 3)	—	—	(219)
Gain on sale of discontinued operations (Note 3)	—	—	1,179
Cumulative effect of accounting change (Note 1)	(109)	—	—

Net income (loss) — Automotive and Other Operations	$(12,925)	$(145)	$1,097

FINANCING AND INSURANCE OPERATIONS
Total revenues	$34,383	$31,972	$30,006

Interest expense	12,895	9,500	7,684
Depreciation and amortization expense (Note 13)	5,696	5,523	5,567
Operating and other expenses	9,236	8,426	8,705
Provisions for financing and insurance losses	3,440	4,315	3,959

Total costs and expenses	31,267	27,764	25,915

Net income from transactions with Automotive and Other Operations (Note 1)	(497)	(273)	(297)

Income before income taxes, equity income and minority interests	3,613	4,481	4,388
Income tax expense (Note 12)	1,306	1,524	1,564
Equity income (loss) and minority interests	51	(8)	(62)

Net income — Financing and Insurance Operations	$2,358	$2,949	$2,762

The above Supplemental Information is intended to facilitate analysis of General Motors Corporation’s businesses: (1) Automotive and Other Operations; and (2) Financing and Insurance Operations.
Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(Dollars in millions)
ASSETS
Cash and cash equivalents (Note 1)	$30,726	$35,993
Other marketable securities (Note 7)	19,726	21,737

Total cash and marketable securities	50,452	57,730
Finance receivables — net (Note 9)	180,793	199,600
Loans held for sale	21,865	19,934
Accounts and notes receivable (less allowances)	15,578	21,236
Inventories (less allowances) (Note 10)	14,354	12,247
Assets held for sale (Note 1)	19,030	—
Deferred income taxes (Note 12)	29,889	26,559
Net equipment on operating leases (less accumulated depreciation) (Note 11)	38,187	34,214
Equity in net assets of nonconsolidated affiliates	3,291	6,776
Property — net (Note 13)	40,214	39,020
Intangible assets — net (Notes 1 and 14)	4,339	4,925
Other assets (Note 15)	58,086	57,680

Total assets	$476,078	$479,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable (principally trade)	$29,913	$28,830
Notes and loans payable (Note 17)	285,750	300,279
Liabilities related to assets held for sale (Note 1)	10,941	—
Postretirement benefits other than pensions (Note 18)	33,997	28,182
Pensions (Note 18)	11,304	9,455
Deferred income taxes (Notes 12 and 16)	4,477	7,078
Accrued expenses and other liabilities (Note 16)	84,060	78,340

Total liabilities	460,442	452,164
Minority interests	1,039	397
Stockholders’ equity (Note 20)
$1 2/3 par value common stock (outstanding, 565,518,106 and 565,132,021 shares)	943	942
Capital surplus (principally additional paid-in capital)	15,285	15,241
Retained earnings	2,361	14,062

Subtotal	18,589	30,245
Accumulated foreign currency translation adjustments	(1,722)	(1,194)
Net unrealized gains on derivatives	733	589
Net unrealized gains on securities	786	751
Minimum pension liability adjustment	(3,789)	(3,031)

Accumulated other comprehensive loss	(3,992)	(2,885)

Total stockholders’ equity	14,597	27,360

Total liabilities, minority interests and stockholders’ equity	$476,078	$479,921

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(Dollars in millions)
ASSETS
Automotive and Other Operations
Cash and cash equivalents (Note 1)	$15,187	$13,148
Marketable securities (Note 7)	1,416	6,655

Total cash and marketable securities	16,603	19,803
Accounts and notes receivable (less allowances)	7,758	6,713
Inventories (less allowances) (Note 10)	13,851	11,717
Net equipment on operating leases (less accumulated depreciation) (Note 11)	6,993	6,488
Deferred income taxes and other current assets (Note 12)	8,877	10,794

Total current assets	54,082	55,515
Equity in net assets of nonconsolidated affiliates	3,291	6,776
Property — net (Note 13)	38,466	37,170
Intangible assets — net (Notes 1 and 14)	1,862	1,599
Deferred income taxes (Note 12)	22,849	17,639
Other assets (Note 15)	41,103	40,844

Total Automotive and Other Operations assets	161,653	159,543
Financing and Insurance Operations
Cash and cash equivalents (Note 1)	15,539	22,845
Investments in securities (Note 7)	18,310	15,082
Finance receivables — net (Note 9)	180,793	199,600
Loans held for sale	21,865	19,934
Assets held for sale	19,030	—
Net equipment on operating leases (less accumulated depreciation) (Note 11)	31,194	27,726
Other assets (Note 15)	27,694	35,191
Net receivable from Automotive and Other Operations (Note 1)	4,452	2,426

Total Financing and Insurance Operations assets	318,877	322,804

Total assets	$480,530	$482,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Automotive and Other Operations
Accounts payable (principally trade)	$26,182	$24,257
Loans payable (Note 17)	1,519	2,062
Accrued expenses (Note 16)	42,665	46,202
Net payable to Financing and Insurance Operations (Note 1)	4,452	2,426

Total current liabilities	74,818	74,947
Long-term debt (Note 17)	31,014	30,460
Postretirement benefits other than pensions (Note 18)	28,990	23,477
Pensions (Note 18)	11,214	9,371
Other liabilities and deferred income taxes (Notes 12 and 16)	22,023	16,206

Total Automotive and Other Operations liabilities	168,059	154,461
Financing and Insurance Operations
Accounts payable	3,731	4,573
Liabilities related to assets held for sale	10,941	—
Debt (Note 17)	253,217	267,757
Other liabilities and deferred income taxes (Notes 12 and 16)	28,946	27,799

Total Financing and Insurance Operations liabilities	296,835	300,129

Total liabilities	464,894	454,590
Minority interests	1,039	397
Total stockholders’ equity	14,597	27,360

Total liabilities, minority interests and stockholders’ equity	$480,530	$482,347

The above Supplemental Information is intended to facilitate analysis of General Motors Corporation’s businesses: (1) Automotive and Other Operations; and (2) Financing and Insurance Operations.
Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2005	2004	2003

	(Dollars in millions)
Cash flows from continuing operating activities
Income (Loss) from continuing operations	$(10,458)	$2,804	$2,899
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities
Depreciation and amortization expenses	15,769	14,152	13,513
Mortgages: servicing rights and premium amortization	1,142	1,675	1,797
Goodwill impairment	712	—	—
Provision for financing losses	1,085	1,944	1,721
Net gains on sale of finance receivables	(1,695)	(1,312)	(2,462)
Other postretirement employee benefit (OPEB) expense	5,671	4,558	4,650
OPEB payments	(4,084)	(3,974)	(3,536)
VEBA/ 401(h) (contributions)/ withdrawals	3,168	(8,618)	(3,000)
Pension expense	2,496	2,456	3,412
Pension contributions	(833)	(919)	(18,168)
Retiree lump sum and vehicle voucher expense, net of payments	(264)	(329)	923
Net change in mortgage loans	(29,119)	(2,312)	(4,124)
Net change in mortgage securities	(1,155)	614	233
Change in other investments and miscellaneous assets	(653)	83	409
Change in other operating assets and liabilities	(1,183)	(1,644)	(2,358)
Other	2,545	178	915

Net cash provided by (used in) continuing operating activities	$(16,856)	$9,356	$(3,176)

Cash flows from continuing investing activities
Expenditures for property	(8,179)	(7,753)	(7,091)
Investments in marketable securities — acquisitions	(21,800)	(15,278)	(28,660)
Investments in marketable securities — liquidations	22,537	15,911	24,253
Net change in mortgage servicing rights	(267)	(326)	(513)
Increase in finance receivables	(6,582)	(38,673)	(56,119)
Proceeds from sale of finance receivables	31,652	23,385	22,182
Proceeds from sale of business units/equity investments	846	—	4,148
Dividends received from discontinued operations	—	—	275
Operating leases — acquisitions	(15,496)	(14,324)	(11,032)
Operating leases — liquidations	5,362	7,696	9,604
Investments in companies, net of cash acquired	1,355	(60)	(201)
Other	(863)	1,359	(1,287)

Net cash provided by (used in) continuing investing activities	8,565	(28,063)	(44,441)

Cash flows from continuing financing activities
Net increase (decrease) in loans payable	(10,126)	2,192	235
Long-term debt — borrowings	78,276	73,511	97,391
Long-term debt — repayments	(69,566)	(57,822)	(38,962)
Proceeds from sales of treasury stocks	—	—	60
Cash dividends paid to stockholders	(1,134)	(1,129)	(1,121)
Other	6,030	4,723	1,319

Net cash provided by continuing financing activities	3,480	21,475	58,922

Effect of exchange rate changes on cash and cash equivalents	(85)	671	929

Net increase (decrease) in cash and cash equivalents	(4,896)	3,439	12,234
Cash and cash equivalents reclassified to Assets Held for Sale	(371)	—	—
Cash and cash equivalents at beginning of the year	35,993	32,554	20,320

Cash and cash equivalents at end of the year	$30,726	$35,993	$32,554

Net cash provided by operating activities of discontinued operations	—	—	846
Net cash used in investing activities of discontinued operations	—	—	(629)
Net cash provided by financing activities of discontinued operations	—	—	918

Net increase in cash and cash equivalents of discontinued operations	—	—	1,135
Cash retained by discontinued operations upon disposal			(2,216)
Cash reclassified as Assets of Discontinued Operations at beginning of year	—	—	1,081

Cash included in Assets of Discontinued Operations at end of year	$—	$—	$—
Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2005		2004		2003

	Automotive	Financing	Automotive	Financing	Automotive	Financing
	and Other	and	and Other	and	and Other	and
	Operations	Insurance(a)	Operations	Insurance	Operations	Insurance

			(Dollars in millions)
Cash flows from continuing operating activities
Income (loss) from continuing operations before cumulative effect of accounting change	$(12,816)	$2,358	$(145)	$2,949	$137	$2,762
Adjustments to reconcile income (loss) from continuing operations before cumulative effect of accounting change to net cash provided by operating activities Depreciation and amortization expenses	10,073	5,696	8,629	5,523	7,946	5,567
Mortgages: servicing rights and premium amortization	—	1,142	—	1,675	—	1,797
Goodwill impairment	—	712	—	—	—	—
Provision for financing losses	—	1,085	—	1,944	—	1,721
Net gains on sale of finance receivables	—	(1,695)	—	(1,312)	—	(2,462)
Postretirement benefits other than pensions, net of payments and VEBA contributions/withdrawals	4,717	38	(8,048)	14	(1,906)	20
Pension expense, net of contributions	1,385	14	1,174	34	(13,869)	36
Net change in mortgage loans	—	(29,119)	—	(2,312)	—	(4,124)
Net change in mortgage securities	—	(1,155)	—	614	—	233
Change in other investments and miscellaneous assets	173	(826)	(22)	105	(207)	616
Change in other operating assets and liabilities	(5,466)	4,283	(268)	(1,376)	2,921	(5,279)
Other	1,970	575	(102)	280	(348)	1,263

Net cash provided by (used in) continuing operating activities	$36	$(16,892)	$1,218	$8,138	$(5,326)	$2,150

Cash flows from continuing investing activities
Expenditures for property	(7,896)	(283)	(7,284)	(469)	(6,616)	(475)
Investments in marketable securities — acquisitions	(2,616)	(19,184)	(2,209)	(13,069)	(13,138)	(15,522)
Investments in marketable securities — liquidations	7,663	14,874	4,609	11,302	7,109	17,144
Net change in mortgage servicing rights	—	(267)	—	(326)	—	(513)
Increase in finance receivables	—	(6,582)	—	(38,673)	—	(56,119)
Proceeds from sales of finance receivables	—	31,652	—	23,385	—	22,182
Proceeds from sale of business units/ equity investments	846	—	—	—	4,148	—
Dividends received from discontinued operations	—	—	—	—	275	—
Operating leases — acquisitions	—	(15,496)	—	(14,324)	—	(11,032)
Operating leases — liquidations	—	5,362	—	7,696	—	9,604
Investments in companies, net of cash acquired	1,357	(2)	(48)	(12)	(57)	(144)
Net investing activity with FIO	2,500	—	1,500	—	1,000	—
Other	640	(1,503)	882	477	332	(1,619)

Net cash provided by (used in) continuing investing activities	2,494	8,571	(2,550)	(24,013)	(6,947)	(36,494)

Cash flows from continuing financing activities
Net increase (decrease) in loans payable	(177)	(9,949)	(803)	2,995	(234)	469
Long-term debt — borrowings	386	77,890	758	72,753	14,785	82,606
Long-term debt — repayments	(46)	(69,520)	(79)	(57,743)	(19)	(38,943)
Net financing activity with Auto and Other	—	(2,500)	—	(1,500)	—	(1,000)
Proceeds from sales of treasury stocks	—	—	—	—	60	—
Cash dividends paid to stockholders	(1,134)	—	(1,129)	—	(1,121)	—
Other	—	6,030	—	4,723	—	1,319

Net cash provided by (used in) continuing financing activities	(971)	1,951	(1,253)	21,228	13,471	44,451

Effect of exchange rate changes on cash and cash equivalents	(40)	(45)	375	296	661	268
Net transactions with Automotive/ Financing Operations	520	(520)	934	(934)	403	(403)

Net increase (decrease) in cash and cash equivalents	2,039	(6,935)	(1,276)	4,715	2,262	9,972
Cash and cash equivalents reclassified to Assets Held for Sale	—	(371)	—	—	—	—

Cash and cash equivalents at beginning of the year	13,148	22,845	14,424	18,130	12,162	8,158

Cash and cash equivalents at end of the year	$15,187	$15,539	$13,148	$22,845	$14,424	$18,130

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

					Accumulated
	Total				Other	Total
	Capital	Capital	Comprehensive	Retained	Comprehensive	Stockholders’
	Stock	Surplus	Income (Loss)	Earnings	Income (Loss)	Equity

	(Dollars in millions)
Balance at January 1, 2003	$1,032	$21,583		$9,629	$(25,832)	$6,412
Shares issued	16	1,324		—	—	1,340
Comprehensive income:
Net income	—	—	$3,859	3,859	—	3,859

Other comprehensive income:
Foreign currency translation adjustments	—	—	969	—	—	—
Unrealized gains on derivatives	—	—	256	—	—	—
Unrealized gains on securities	—	—	246	—	—	—
Minimum pension liability adjustment	—	—	20,755	—	—	—

Other comprehensive income	—	—	22,226	—	22,226	22,226

Comprehensive income	—	—	$26,085	—	—	—

Effect of Hughes transactions (Note 3)	(111)	(8,056)				(8,167)
Stock Options		334				334
Delphi spin-off adjustment(a)	—	—		20	—	20
Cash dividends	—	—		(1,121)	—	(1,121)

Balance at December 31, 2003	$937	$15,185		$12,387	$(3,606)	$24,903
Shares issued	5	138		—	—	143
Comprehensive income:
Net income	—	—	$2,804	2,804	—	2,804

Other comprehensive income:
Foreign currency translation adjustments	—	—	621	—	—	—
Unrealized gains on derivatives	—	—	538	—	—	—
Unrealized gains on securities	—	—	133	—	—	—
Minimum pension liability adjustment	—	—	(571)	—	—	—

Other comprehensive income	—	—	721	—	721	721

Comprehensive income	—	—	$3,525	—	—	—

Stock Options		(82)				(82)
Cash dividends	—	—		(1,129)	—	(1,129)

Balance at December 31, 2004	$942	$15,241		$14,062	$(2,885)	$27,360
Shares issued	1	102		—	—	103
Comprehensive income:
Net (loss) income	—	—	$(10,567)	(10,567)	—	(10,567)

Other comprehensive income:
Foreign currency translation adjustments	—	—	(528)	—	—	—
Unrealized gains on derivatives	—	—	144	—	—	—
Unrealized gains on securities	—	—	35	—	—	—
Minimum pension liability adjustment	—	—	(758)	—	—	—

Other comprehensive income	—	—	(1,107)	—	(1,107)	(1,107)

Comprehensive income	—	—	$(11,674)	—	—	—

Stock Options		(58)				(58)
Cash dividends	—	—		(1,134)	—	(1,134)

Balance at December 31, 2005	$943	$15,285		$2,361	$(3,992)	$14,597

(a)	Write off of deferred taxes related to the 1999 spin-off of Delphi Automotive Systems.
Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements include the accounts of General Motors Corporation and domestic and foreign subsidiaries that are more than 50% owned, principally General Motors Acceptance Corporation and Subsidiaries (GMAC) (collectively referred to as the “Corporation,” “General Motors” or “GM”). In addition, GM consolidates variable interest entities (VIEs) for which it is deemed to be the primary beneficiary. General Motors’ share of earnings or losses of associates, in which at least 20% of the voting securities is owned, is included in the consolidated operating results using the equity method of accounting, except for investments where GM is not able to exercise significant influence over the operating and financial decisions of the investee, in which case the cost method of accounting is used. GM encourages reference to the GMAC Annual Report on Form 10-K for the period ended December 31, 2005, filed separately with the U.S. Securities and Exchange Commission (SEC) and incorporated herein by reference.
      Certain amounts for 2004 and 2003 have been reclassified to conform to the 2005 classifications.

Nature of Operations, Financial Statement Presentation, and Supplemental Information
      GM presents its primary financial statements on a fully consolidated basis. Transactions between reportable operating segments, Automotive and Other Operations (Auto & Other) and Financing and Insurance Operations (FIO), have been eliminated in the Corporation’s consolidated financial statements. These transactions consist principally of borrowings and other financial services provided by FIO to Auto & Other. A master intercompany agreement governs the nature of these transactions to ensure that they are done in accordance with commercially reasonable standards.
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

Revenue Recognition
      Sales generally are recorded when products are shipped (when title and risks and rewards of ownership have passed), or when services are rendered to independent dealers or other third parties. Provisions for dealer and customer sales incentives, customer leasing incentives, allowances, and rebates are made at the time of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Significant Accounting Policies — (continued)
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

Advertising and Research and Development
      Advertising, research and development, and other product-related costs are charged to expense as incurred. Advertising expense was $5.8 billion in 2005, $5.2 billion in 2004, and $4.7 billion in 2003. Research and development expense was $6.7 billion in 2005, $6.5 billion in 2004 and $6.2 billion in 2003.

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

Goodwill and Other Intangibles
      Goodwill and other intangible assets, net of accumulated amortization, are reported in other assets. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is reviewed for impairment utilizing a two step process. The first step of the impairment test requires us to identify the reporting units, and compare the fair value of each of these reporting units to the respective carrying value. The fair value of the reporting units is determined based on various analyses, including discounted cash flow projections. If the carrying value is less than the fair value, no impairment exists and the second step does not need to be completed. If the carrying value is higher than the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Significant Accounting Policies — (continued)
fair value, there is an indication that impairment may exist and a second step must be performed to compute the amount of the impairment. SFAS 142 requires goodwill to be tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. We generally perform our annual impairment tests in the third or fourth quarters.
      Other intangible assets, which include customer lists, trademarks and other identifiable intangible assets, are amortized on a straight-line basis over an estimated useful life of three to 10 years.

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

Foreign Currency Transactions and Translation
      Foreign currency exchange transaction and translation losses, including the effect of derivatives, net of taxes, included in consolidated net income in 2005, 2004, and 2003, pursuant to SFAS No. 52, “Foreign Currency Translation,” amounted to $262 million, $167 million, and $122 million, respectively.

Policy and Warranty
      Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve vehicle quality and minimize warranty claims. See Note 16.

Exit or Disposal Activities
      Costs to idle, consolidate or close facilities and provide postemployment benefits to employees on an other than temporary basis are accrued based on management’s best estimate of the wage and benefits costs that will be incurred for qualified employees under the JOBS bank provisions of the current labor agreement through the date of its expiration in September 2007, plus estimated costs expected to be paid thereafter. These estimates include a 45% and 9% projected level of acceptance of normal and early retirement offers, respectively, made pursuant to the current labor agreement. Costs related to the idlings of employees that are expected to be temporary are expensed as incurred. Costs to terminate a contract without economic benefit to the Corporation are expensed at the time the contract is terminated. One-time termination benefits that are not subject to contractual arrangements provided to employees who are involuntarily terminated are recorded when management commits to a detailed plan of termination, that plan is communicated to employees, and actions required to complete the plan indicate that significant changes are not likely. If employees are required to render service until they are terminated in order to earn the termination benefit, the benefits are recognized ratably over the future service period.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Significant Accounting Policies — (continued)

Cash and Cash Equivalents
      Cash equivalents are defined as short-term, highly-liquid investments with original maturities of 90 days or less.

Statements of Cash Flows Supplementary Information

	Years Ended December 31,

Automotive and Other Operations	2005	2004	2003

	(Dollars in millions)
Increase (decrease) in cash due to changes in other operating assets and liabilities was as follows:
Accounts receivable	$59	$(284)	$(575)
Prepaid expenses and other deferred charges	(83)	42	(578)
Inventories	(1,484)	(156)	(518)
Accounts payable	249	1,723	2,400
Deferred taxes and income taxes payable	(6,069)	(444)	2,235
Accrued expenses and other liabilities	3,935	11	2,887
Fleet rental — acquisitions	(9,452)	(7,846)	(7,761)
Fleet rental — liquidations	7,379	6,686	4,831

Total	$(5,466)	$(268)	$2,921

Cash paid for interest	$2,790	$2,508	$1,398
      During 2005, Auto & Other had cash inflows related to investments in companies, net of cash acquired, of approximately $1.4 billion. This amount is driven primarily by GM’s acquisition in 2005 of a majority interest in GM Daewoo, which resulted in GM consolidating GM Daewoo’s cash balance of approximately $1.6 billion (net of $70 million cash paid by GM to acquire the additional 6.3% interest in GM Daewoo).
      During 2004 and 2003, Auto & Other had cash outflows related to investments in companies, net of cash acquired, of approximately $50 million and $60 million, respectively.

	Years Ended December 31,

Financing and Insurance Operations	2005	2004	2003

	(Dollars in millions)
Increase (decrease) in cash due to changes in other operating assets and liabilities was as follows:
Other receivables	$4,092	$419	$(5,236)
Other assets	48	(111)	186
Accounts payable and other liabilities	332	(1,173)	1,765
Deferred taxes and income taxes payable	(189)	(511)	(1,994)

Total	$4,283	$(1,376)	$(5,279)

Cash paid for interest	$13,025	$8,887	$6,965
      During 2005, FIO made investments in companies, net of cash acquired, of approximately $2 million. During 2004 and 2003, FIO made investments in companies, net of cash acquired, of approximately $12 million and $144 million, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Significant Accounting Policies — (continued)

Derivative Instruments
      GM is party to a variety of foreign exchange rate, interest rate and commodity forward contracts, and options entered into in connection with the management of its exposure to fluctuations in foreign exchange rates, interest rates, and certain commodity prices. These financial exposures are managed in accordance with corporate policies and procedures.
      All derivatives are recorded at fair value on the consolidated balance sheet. Effective changes in fair value of derivatives designated as cash flow hedges and hedges of a net investment in a foreign operation are recorded in net unrealized gain/(loss) on derivatives, a separate component of other comprehensive income (loss). Amounts are reclassified from accumulated other comprehensive income (loss) when the underlying hedged item affects earnings. All ineffective changes in fair value are recorded currently in earnings. Changes in fair value of derivatives designated as fair value hedges are recorded currently in earnings offset, to the extent the derivative was effective, by changes in fair value of the hedged item. Changes in fair value of derivatives not designated as hedging instruments are recorded currently in earnings.

Assets and Liabilities Classified as Held for Sale
      On August 3, 2005, GMAC announced that it had entered into a definitive agreement to sell a majority equity interest in GMAC Commercial Holding Corp. (GMAC Commercial Mortgage). See Note 27 for subsequent events. For the year ended December 31, 2005, GMAC Commercial Mortgage’s earnings and cash flows are fully consolidated in GM’s Consolidated Statements of Income and Statements of Cash Flows. However, as a result of the agreement to sell a majority equity interest, the assets and liabilities of GMAC Commercial Mortgage have been classified as held for sale separately in GM’s Consolidated Balance Sheet at December 31, 2005. The following table presents GMAC Commercial Mortgage’s major classes of assets and liabilities classified as held for sale as of December 31, 2005 (dollars in millions):

Cash and cash equivalents	$371
Marketable securities	2,295

Total cash and marketable securities	2,666
Finance receivables — net	2,990
Loans held for sale	9,019
Other assets	4,355

Total assets held for sale	$19,030

Accounts payable	$794
Debt	3,519
Deferred income taxes and other liabilities	6,628

Total liabilities related to assets held for sale	$10,941

Labor Force
      GM, on a worldwide basis, has a concentration of its labor supply in employees working under union collective bargaining agreements, of which certain contracts expired in 2003.
      The 2003 International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) labor contract was effective on October 6, 2003, covering a four-year term from 2003-2007. The contract included a $3,000 lump sum payment per UAW employee paid in October 2003, and a 3%

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Significant Accounting Policies — (continued)
performance bonus per UAW employee was paid in October 2004. GM amortizes these payments over the 12-month period following the respective payment dates. UAW employees received a gross wage increase of 2% in 2005 and 3% in 2006. Active UAW employees were also granted pension benefit increases. There were no pension benefit increases granted to current retirees and surviving spouses. However, the contract does provide for four lump sum payments and two vehicle discount vouchers for current retirees and surviving spouses. The retiree lump sum payments and vehicle discount vouchers resulted in a charge to GM’s 2003 cost of sales of approximately $1.2 billion ($725 million after tax).
Change in Accounting Principle: Conditional Asset Retirement Obligations
      Effective December 31, 2005, the Corporation adopted Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 relates to legal obligations associated with retirement of a tangible long-lived assets that result from their acquisition, construction, or development or normal operation of a long-lived asset. GM performed an analysis of such obligations associated with all real property owned or leased, including plants, warehouses, and offices. GM’s estimates of conditional asset retirement obligations relate, in the case of owned properties, to costs estimated to be necessary for the legally required removal or remediation of various regulated materials, primarily asbestos. For leased properties, such obligations relate to the estimated cost of contractually required property restoration. The application of FIN 47 resulted in a charge, net of tax, of $109 million included in the Consolidated Statement of Income for the year ended December 31, 2005 as the cumulative effect of a change in accounting principle, all attributable to Auto & Other. The liability for conditional asset retirement obligations recognized at December 31, 2005, as the result of the application of FIN 47 was $181 million. Pro forma amounts, as if FIN 47 had been applied for all periods, follow (dollars in millions, except per share amounts).

	Years Ended December 31,

	2005	2004	2003

Net income (loss) as reported	$(10,567)	$2,804	$3,859
Add: FIN 47 cumulative effect, net of tax	109	—	—
Less: FIN 47 depreciation and accretion expense, net of tax	(16)	(14)	(13)

Pro forma net income (loss)	$(10,474)	$2,790	$3,846

Earnings (loss) per share
Basic: As reported	$(18.69)	$4.97	$7.31

Pro forma	$(18.52)	$4.94	$7.29

Diluted: As reported	$(18.69)	$4.94	$7.20

Pro forma	$(18.52)	$4.92	$7.18

Pro forma asset retirement obligation — net, as of year-end	$181	$159	$140

New Accounting Standards
      In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R), requiring companies to record share-based payment transactions as compensation expense at fair market value. SFAS 123R further defines the concept of fair market value as it relates to such arrangements. Based on SEC guidance issued in Staff Accounting Bulletin (SAB) 107 in April 2005, the provisions of this statement will be effective for General Motors as of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Significant Accounting Policies — (continued)
January 1, 2006. The Corporation began expensing the fair market value of newly granted stock options and other stock based compensation awards to employees pursuant to SFAS 123 in 2003; therefore this statement is not expected to have a material effect on GM’s consolidated financial position or results of operations.
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

	Years Ended December 31,

	2005	2004	2003

Income (loss) from continuing operations before cumulative effect of accounting change	$(10,458)	$2,804	$2,899
Add: stock-based compensation expense, included in reported net income, net of related tax effects	58	38	142
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(58)	(52)	(195)

Pro forma net income from continuing operations	$(10,458)	$2,790	$2,846

Basic earnings per share from continuing operations attributable to GM $1 2/3 par value
- as reported	$(18.50)	$4.97	$5.17
- pro forma	$(18.50)	$4.94	$5.08
Diluted earnings per share from continuing operations attributable to GM $1 2/3 par value
- as reported	$(18.50)	$4.94	$5.09
- pro forma	$(18.50)	$4.92	$5.00
      In December 2005, the FASB released FASB Staff Position (FSP) SFAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” which provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. The Corporation is currently reviewing the transition alternatives and will elect the appropriate alternative within one year of the adoption of SFAS 123(R).
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
      In November 2005, the FASB released FSP FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners,” requiring companies to disclose minimum revenue guarantees in accordance with the guidelines provided in FIN 45 for interim and annual financial statements. GM adopted FIN 45-3 upon issuance. The Interpretation did not have a material effect on GM’s consolidated financial position or results of operations.
      Effective July 1, 2003, the Corporation began consolidating certain variable interest entities to conform to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). GM adopted the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Significant Accounting Policies — (concluded)
revision to FIN 46, FIN 46R, which clarified certain provisions of the original interpretation and exempted certain entities from its requirements. As of January 1, 2004, the adoption of FIN 46R did not have a significant effect on the Corporation’s financial condition or results of operations.

Note 2.	Acquisition and Disposal of Businesses
      On February 3, 2005, GM completed the purchase of 16.6 million newly-issued shares of common stock in GM Daewoo for approximately $49 million, which increased GM’s ownership in GM Daewoo to 48.2% from 44.6%. No other shareholders in GM Daewoo participated in the issue. On June 28, 2005, GM purchased from Suzuki Motor Corporation (Suzuki) 6.9 million shares of outstanding common stock in GM Daewoo for approximately $21 million. This increased GM’s ownership in GM Daewoo to 50.9%. Accordingly, as of June 30, 2005, GM began consolidating GM Daewoo. This increased GM’s total assets and liabilities as of June 30, 2005 by approximately $4.7 billion and $4.5 billion, respectively, including one-time increases of $1.6 billion of cash and marketable securities and $1.3 billion of long-term debt.
      The following unaudited financial information for the periods ended December 31, 2005, 2004, and 2003 represents amounts attributable to GM Daewoo on a basis consistent with giving effect to the increased ownership and consolidation as of January 1, 2003 (dollars in millions). The pro forma effect on net income (loss) is not significant compared to equity income recognized.

	Year Ended December 31,

	2005	2004	2003

Total net sales and revenues	$5,738	$4,338	$3,161
      On February 13, 2005, GM and Fiat S.p.A. (Fiat) reached a settlement agreement whereby GM agreed to pay Fiat approximately $2.0 billion and to return its 10% equity interest in Fiat Auto Holdings B.V. (FAH), to terminate the Master Agreement (including the Put Option) entered into in March 2000, settle various disputes related thereto, and acquire an interest in key strategic diesel engine assets, and other important rights with respect to diesel engine technology and know-how. The settlement agreement resulted in a pre-tax charge to earnings of approximately $1.4 billion ($886 million after tax). Since the underlying events and disputes giving rise to GM’s and Fiat’s agreement to settle these disputes and terminate the Master Agreement (including the Put Option) existed at December 31, 2004, GM recognized this charge in the fourth quarter of 2004. This charge was recorded in cost of sales and other expenses in Other Operations.
      In addition, the settlement agreement included, among other things, the following actions or provisions:

•	The Fiat-GM Powertrain (FGP) joint venture company would be dissolved and GM would regain complete ownership of all GM assets originally contributed. During a transition period, FGP would continue to supply both companies so that their respective operations would not be disrupted.

•	GM will retain co-ownership with Fiat of the key powertrain intellectual property, including SDE and JTD diesel engines and the M20-32 six-speed manual transmission;

•	GM will hold a 50% interest in a joint venture limited to operating the powertrain manufacturing plant in Bielsko-Biala, Poland, that currently produces the 1.3 liter SDE diesel engine;

•	The companies will continue to supply each other with powertrains under long-term contracts which provide considerable ongoing savings;

•	GM and Fiat will also continue to work together to develop certain car programs;

•	Fiat will participate in GM’s purchasing alliance program;

•	GM and Fiat have exchanged broad releases of all claims and liabilities.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Acquisition and Disposal of Businesses — (concluded)
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
      In the fourth quarter of 2005, GM completed the sale of its 20.1% investment in the common stock of Fuji Heavy Industries Ltd. (FHI). In the second quarter of 2005, GM recorded an after tax impairment charge of $788 million associated with its investment in the common stock of FHI. In the fourth quarter of 2005, GM recorded a gain of $71 million, after tax, due to the appreciation of the fair value of such stock after June 30, 2005, the date of the FHI impairment charge. The sale generated net proceeds of approximately $775 million.
      On August 3, 2005, GMAC announced that it had entered into a definitive agreement to sell a 60% equity interest in GMAC Commercial Holding Corp. (GMAC Commercial Mortgage). See Note 27 for subsequent events. As a result of the agreement, the assets and liabilities of GMAC Commercial Mortgage have been classified as held for sale separately in GM’s consolidated balance sheet at December 31, 2005. See Note 1.

Note 3.	Discontinued Operations
      On December 22, 2003, GM completed a series of transactions that resulted in the split-off of Hughes from GM and the simultaneous sale of GM’s approximately 19.8% retained economic interest in Hughes to The News Corporation Limited (News Corporation).
      In the transactions, GM split off Hughes by distributing Hughes common stock to the holders of GM Class H common stock in exchange for all outstanding shares of GM Class H common stock. Simultaneously, GM sold its 19.8% retained economic interest in Hughes to News Corporation in exchange for cash and News Corporation Preferred American Depositary Shares (Preferred ADSs). All shares of GM Class H common stock were then cancelled. News Corporation then acquired from the former GM Class H common stockholders an additional 14.2% of the outstanding shares of Hughes common stock in exchange for News Corporation Preferred ADSs.
      GM sold 80% of its 19.8% retained economic interest in Hughes to News Corporation for a total of approximately $3.1 billion in cash. GM sold the remaining 20% of its retained economic interest in Hughes to News Corporation for approximately 28.6 million News Corporation Preferred ADSs, valued at $819 million at December 22, 2003. Including Hughes’ transaction expenses of approximately $90 million, GM recorded a net gain of $1.2 billion from the sale of GM’s approximately 19.8% economic interest in Hughes, reported as gain on sale of discontinued operations in GM’s Consolidated Statement of Income for 2003. In addition, as a result of the transactions, there was a net reduction to GM’s stockholders’ equity of approximately $7.0 billion.
      GM sold all its News Corporation Preferred ADSs in January 2004.
      The financial data related to GM’s investment in Hughes through December 22, 2003 is classified as discontinued operations for the year ended December 31, 2003. Hughes’ net sales included in discontinued operations were $9.8 billion, and Hughes’ net losses from discontinued operations were $219 million.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Asset Impairments
      GM reassesses the carrying value of long-lived assets held and used, other than goodwill and intangible assets with indefinite lives, in connection with the annual business planning cycle, or when events and circumstances indicate the need for such a review. This impairment analysis is performed by comparing projected cash flows to the book value of specific product-related assets, which include special tools and other assets related to product lines, and facilities.
      In the first quarter 2005, GMNA recorded an after tax charge of $84 million for the write-down to fair market value of various plant assets in connection with the cessation of production at a Lansing, Michigan assembly plant.
      In the second quarter of 2005, GMAP determined that the value of its investment in the common stock of Fuji Heavy Industries Ltd. (FHI) was impaired on an other-than-temporary basis. Accordingly, GMAP recorded an after-tax impairment charge of $788 million associated with its investment in the common stock of FHI. In the fourth quarter of 2005, GM completed the sale of it is investment in FHI, and recorded a gain of $71 million, after tax, due to the appreciation of the fair value of such stock after June 30, 2005, the date of the FHI impairment charge.
      In the third quarter of 2005, the business planning cycle was accelerated as a result of the lack of improved performance in the second quarter of 2005. In connection with this process, GM reviewed the carrying value of certain long-lived assets held and used, other than goodwill and intangible assets with indefinite lives. These reviews resulted in impairment charges in GMNA and GME. In addition, restructuring initiatives were announced in the third quarter of 2005 in GMAP, related to production in Australia, resulting in additional impairment charges. In GMLAAM, unusually strong South American currencies have adversely affected the profitability of GMLAAM’s export business. Management’s decision to adjust GMLAAM’s export volumes resulted in lower expected future cash flows, resulting in an impairment charge in the region. These reviews and initiatives resulted in after-tax impairment charges totaling $788 million recognized in the third quarter of 2005 ($468 million at GMNA, $176 million at GME, $99 million at GMLAAM, and $45 million at GMAP) for assets that were still in service.
      In the fourth quarter of 2005, GMNA announced a restructuring initiative which will cease operations at nine assembly, stamping, and powertrain facilities and three Service Parts and Operations facilities by 2008. As a result of these capacity reduction initiatives, GM recorded an after-tax charge of $455 million for the write-down to fair market value of property, plants, and equipment for assets that were still in service as of December 31, 2005. See Note 5 for further discussion of the employee costs associated with this restructuring.
      Total after-tax impairment charges recognized in 2005, were $2.0 billion, including $767 million for product-specific assets, $560 million for production and office facilities, and $717 for investments in equity securities. The charges were recorded in cost of sales and other expenses in the consolidated statement of income. Unless otherwise noted above, there were no employee idling or separation costs, and no lease contracts were terminated.
      In 2004, impairment analyses resulted in after-tax charges totaling $383 million ($118 million at GMNA, $234 million at GME, and $31 million at Other) with respect to product-specific assets. Additional after-tax charges of $78 million were recorded at GMNA for the write-down to fair market value of various plant assets in connection with facilities rationalization actions at assembly plants in Baltimore, Maryland and Linden, New Jersey.
      In the fourth quarter of 2004, GM completed its annual review of its investment in FAH. As a result of continued deterioration in the performance of Fiat Auto S.p.A. and its debt structure, GM recorded a non-cash charge of $220 million ($136 million, after-tax) to reduce the carrying value of GM’s investment in FAH to zero. See Note 2.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Asset Impairments — (concluded)
      In 2003, impairment analyses as described above resulted in after-tax charges totaling $491 million ($400 million at GMNA, $11 million at GME, $55 million at GMLAAM, and $25 million at GMAP) with respect to product-specific assets. Additional after-tax charges of $42 million were recorded at GMNA for the write-down to fair market value of various facilities.

Note 5.	Postemployment Benefit Costs (Plant Idling Reserve)
      Costs to idle, consolidate or close facilities and provide postemployment benefits to employees on an other than temporary basis are accrued based on management’s best estimate of the wage and benefits costs that will be incurred for qualified employees under the JOBS bank provisions of the current labor agreement through the date of its expiration in September 2007, plus estimated costs expected to be paid thereafter. Costs related to the idling of employees that are expected to be temporary are expensed as incurred. GM reviews the adequacy and continuing need for these liabilities on an annual basis in conjunction with its year-end production and labor forecasts. Furthermore, GM reviews the reasonableness of the liabilities on a quarterly basis.
      In 2005, GM recognized a pretax charge of $1.8 billion, or $1.2 billion after tax, for postemployment benefit liabilities related to the restructuring of North American operations announced in November 2005 (the GMNA restructuring). Approximately 17,500 employees are included in the charge for locations included in this action, some leaving the company through attrition and some transferring to other sites. GM’s overall four-year employment reduction through 2008 remains at the approximate 30,000 employee level previously announced.
      The charge is composed of two elements. The first element includes the costs GM expects to incur under the existing JOBS bank provisions of the current collective bargaining agreement (CBA), through its expiration in September 2007. This element of the charge was calculated based on the substantive postemployment benefits plan that GM has developed over time with regard to the JOBS bank, including its historical experience related to acceptance of routine retirement offers.
      GM is currently discussing the JOBS bank provisions of the CBA with the UAW in an effort to develop an agreed upon accelerated attrition program for active employees, by which the Corporation will be able to reduce the number of employees that are and will be in the JOBS bank in a cost effective manner. See Note 27 for subsequent events. In this regard, GM believes it is likely that the JOBS bank provisions will be modified after the current CBA expires. Consequently, the second element of the charge includes GM’s best estimate of costs to be paid after the expiration of the current CBA, including costs for employees at locations expected to be idled after the CBA expiration. In determining its best estimate, GM considered the effect of (i) the accelerated attrition program under discussion which, for employees in the JOBS bank, creates opportunities to return to active service, and (ii) policy changes that it intends to negotiate into the JOBS program.
      The $1.8 billion reflects GM’s best estimate based on the information it has at the current time, but because the outcome of the discussions with the UAW may differ from GM’s current best estimate, this estimate could increase or decrease by material amounts in subsequent periods. GM also considered an alternative approach to estimating the charge, which would have excluded the anticipated impact of the accelerated attrition program and changes to the terms of the JOBS bank in the next CBA, and accrued an amount based on the terms of the current JOBS bank to reflect payments that would be made to idled employees until their estimated retirement dates including normal attrition and early retirement. That approach would have increased the pre-tax charge by $4.8 billion, to a total of $6.6 billion. GM rejected that approach because it believes the probability of payment of that amount is remote, the measurement methodology does not result in an amount that is probable, and the terms of the JOBS bank in the existing

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Postemployment Benefit Costs (Plant Idling Reserve) — (concluded)
CBA do not reflect a substantive plan that GM expects will continue beyond the end of that CBA through the employees’ remaining service period.
      The liability for postemployment benefits (primarily wage and benefit continuation) as of December 31, 2005 totals approximately $2.0 billion relating to multiple plants and approximately 18,400 employees. The liability for postemployment benefits was $237 million relating to numerous plants and to approximately 1,900 employees as of December 31, 2004. The liability for postemployment benefits was $384 million relating to approximately 2,900 employees as of December 31, 2003. The following tables summarize the activity from December 31, 2003 through December 31, 2005 for this liability (dollars in millions):

Balance at December 31, 2003	$384
Spending	(151)
Interest accretion	19
Additions	—
Adjustments	(15)

Balance at December 31, 2004	$237
Spending	(91)
Interest accretion	12
Additions	1,891
Adjustments	(37)

Balance at December 31, 2005	$2,012

Note 6.	Investment in Nonconsolidated Affiliates
      Nonconsolidated affiliates of GM identified herein are those investees in which GM owns an equity interest and for which GM uses the equity method of accounting, because GM has the ability to exert significant influence over decisions relating to their operating and financial affairs. GM’s significant affiliates and the percentage of GM’s year-end equity ownership, or voting interest, in them include the following: Japan — FHI (sold at December 31, 2005, 20.1% in 2004 and 21.1% in 2003), Suzuki Motor Corporation (20.4% in 2005 and 2004, and 20.3% in 2003); China — Shanghai General Motors Co., Ltd. (50% in 2005, 2004, and 2003); SAIC GM Wuling Automobile Co., Ltd (34% in 2005, 2004, 2003); South Korea — GM-Daewoo (50.9% at December 31, 2005, 44.6% in 2004 and 2003) (with the increase in ownership to more than 50%, GM consolidated GM Daewoo at June 30, 2005 — see Note 2); Italy — GM-Fiat Powertrain (FGP) (dissolved at December 31, 2005, and 50% in 2004 and 2003).
      Information regarding GM’s share of income for all nonconsolidated affiliates (as defined above) in the following countries is included in the table below (in millions):

				South
2005	Italy	Japan	China	Korea

Book value of GM’s investments in affiliates	NA	$1,576	$1,020	NA
GM’s share of affiliates’ net income (loss)	$32	$183	$327	$17
Total assets of significant affiliates	NA	$15,507	$4,363	NA
Total liabilities of significant affiliates	NA	$7,467	$2,425	NA

2004

Book value of GM’s investments in affiliates	$1,293	$3,174	$1,173	$193
GM’s share of affiliates’ net income (loss)	$87	$255	$417	$(53)
Total assets of significant affiliates	$8,616	$30,582	$3,429	$5,288
Total liabilities of significant affiliates	$5,539	$17,417	$1,630	$4,447

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Investment in Nonconsolidated Affiliates — (concluded)

				South
2003	Italy	Japan	China	Korea

Book value of GM’s investments in affiliates	$946	$2,781	$964	$200
GM’s share of affiliates’ net income (loss)	$95	$196	$414	$(74)
Total assets of significant affiliates	$7,933	$29,622	$3,103	$3,263
Total liabilities of significant affiliates	$5,304	$17,764	$1,460	$2,892

Note 7.	Marketable Securities
      Marketable securities held by GM are classified as available-for-sale, except for certain mortgage-related securities, which are classified as held-to-maturity or trading securities. Unrealized gains and losses, net of related income taxes, for available-for-sale securities are included as a separate component of stockholders’ equity. Unrealized gains and losses for trading securities are included in income on a current basis. GM determines cost on the specific identification basis.

Automotive and Other Operations
      Investments in available for sale marketable securities were as follows (dollars in millions):

		Book/Fair	Unrealized	Unrealized
	Cost	Value	Gains	Losses

	December 31, 2005

Type of security Corporate debt securities and other	$741	$728	$—	$13
U.S. government and agencies	455	450	—	5
Mortgage-backed securities	243	238	—	5

Total marketable securities	$1,439	$1,416	$—	$23

		Book/Fair	Unrealized	Unrealized
	Cost	Value	Gains	Losses

	December 31, 2004

Type of security Corporate debt securities and other	$3,697	$3,691	$12	$18
U.S. government and agencies	2,146	2,141	6	11
Mortgage-backed securities	826	823	3	6

Total marketable securities	$6,669	$6,655	$21	$35

      Debt securities totaling $99 million mature within one year and $938 million mature after one through five years, $79 million mature after five through ten years and $300 million mature after ten years. Proceeds from sales of marketable securities totaled $14.7 billion in 2005, $14.8 billion in 2004, and $7.1 billion in 2003. The gross gains related to sales of marketable securities were $37 million, $25 million, and $7 million in 2005, 2004, and 2003, respectively. The gross losses related to sales of marketable securities were $66 million in 2005, $30 million in 2004, and $11 million in 2003.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Marketable Securities — (continued)

Financing and Insurance Operations
      Investments in marketable securities were as follows (dollars in millions):

		Book/Fair	Unrealized	Unrealized
	Cost	Value	Gains	Losses

	December 31, 2005

Type of security
Bonds, notes, and other securities
United States government and agencies	$2,945	$2,904	$5	$46
States and municipalities	863	889	27	1
Foreign government securities	844	853	11	2
Mortgage and asset-backed securities	1,216	1,240	29	5
Corporate debt securities and other	6,136	6,144	43	35

Total debt securities available-for-sale	12,004	12,030	115	89
Mortgage-backed securities held-to-maturity	16	16	—	—
Mortgage-backed securities held for Trading purposes	3,766	3,897	131	—

Total debt securities	15,786	15,943	246	89
Equity securities	1,510	2,367	874	17

Total investment in marketable securities	$17,296	$18,310	$1,120	$106

Total consolidated other marketable securities	$18,735	$19,726	$1,120	$129

		Book/Fair	Unrealized	Unrealized
	Cost	Value	Gains	Losses

	December 31, 2004

Type of security
Bonds, notes, and other securities
United States government and agencies	$2,198	$2,208	$18	$8
States and municipalities	556	596	40	—
Foreign government securities	792	805	14	1
Mortgage and asset-backed securities	1,988	2,074	97	11
Corporate debt securities and other	3,399	3,489	97	7

Total debt securities available-for-sale	8,933	9,172	266	27
Mortgage-backed securities held-to-maturity	135	135	—	—
Mortgage-backed securities held for trading purposes	3,510	3,545	35	—

Total debt securities	12,578	12,852	301	27
Equity securities	1,505	2,230	731	6

Total investment in marketable securities	$14,083	$15,082	$1,032	$33

Total consolidated other marketable securities	$20,752	$21,737	$1,053	$68

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Marketable Securities — (continued)
      Debt securities available-for-sale totaling $1.7 billion mature within one year, $6.0 billion mature after one through five years, $2.0 billion mature after five years through ten years, and $1.0 billion mature after ten years. Mortgage-backed securities and interests in securitization trusts totaled $1.3 billion. Proceeds from sales of marketable securities totaled $5.7 billion in 2005, $3.2 billion in 2004, and $7.6 billion in 2003. The gross gains related to sales of marketable securities were $186 million, $138 million, and $270 million in 2005, 2004, and 2003, respectively. The gross losses related to sales of marketable securities were $66 million, $49 million, and $202 million in 2005, 2004, and 2003, respectively.
      The fair value and gross unrealized losses of the Corporation’s investments in an unrealized loss position that are not deemed to be other-than-temporarily impaired are summarized in the following table.

	December 31, 2005

	Less than 12 Months		12 months or longer

	Fair value	Unrealized losses	Fair value	Unrealized losses

	(Dollars in millions)
Automotive and Other Operations
Available for sale securities
Corporate debt securities and Other	$201	$3	$370	$10
U.S. government and agencies	289	2	84	3
Mortgage backed securities	153	3	65	2

Total marketable securities	$643	$8	$519	$15

Financing and Insurance Operations
Available for sale securities
Debt securities
U.S. Treasury and federal agencies	$1,590	$32	$520	$15
States and political subdivisions	79	1	—	—
Foreign government securities	179	1	—	—
Residential mortgage-backed securities	36	1	76	2
Interest-only strips	81	3	—	—
Corporate debt securities	1,865	20	331	10
Other	175	3	21	1

Total debt securities	4,005	61	948	28
Equity securities	137	15	19	2

Total available for sale securities	$4,142	$76	$967	$30

Total held to maturity securities	$—	$—	$—	$—

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Marketable Securities — (concluded)

	December 31, 2004

	Less than 12 Months		12 months or longer

	Fair value	Unrealized losses	Fair value	Unrealized losses

	(Dollars in millions)
Automotive and Other Operations
Available for sale securities
Corporate debt securities and other	$1,698	$16	$81	$3
U.S. government and agencies	1,293	11	—	—
Mortgage backed securities	418	4	33	1

Total marketable securities	$3,409	$31	$114	$4

Financing and Insurance Operations
Available for sale securities
Debt securities
U.S. Treasury and federal agencies	$971	$8	$—	$—
Foreign government securities	208	1	—	—
Mortgage-backed securities:
Residential	67	5	—	—
Commercial	343	2	14	1
Interest-only strips	27	3	—	—
Corporate debt securities	547	5	—	—
Other	35	2	—	—

Total debt securities	2,198	26	14	1
Equity securities	88	6	—	—

Total available for sale securities	$2,286	$32	$14	$1

Total held to maturity securities	$15	$1	$—	$—

Note 8.	Variable Interest Entities
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

Automotive and Other Operations
      Synthetic Leases — GM leases real estate and equipment from various special purpose entities (SPEs) that have been established to facilitate the financing of those assets for GM by nationally prominent, creditworthy lessors. These assets consist principally of office buildings, warehouses, and machinery and equipment. The use of SPEs allows the parties providing the financing to isolate particular assets in a single entity and thereby syndicate the financing to multiple third parties. This is a conventional financing technique used to lower the cost of borrowing and, thus, the lease cost to a lessee such as GM. There is a well-established market in which institutions participate in the financing of such property through their purchase of interests in these SPEs. Certain of these SPEs were determined to be VIEs under FIN 46. GM consolidates any entities

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8.     Variable Interest Entities — (continued)
with leases where GM provides a residual value guarantee of the leased property, and is considered the primary beneficiary under FIN 46. As of December 31, 2005, the carrying amount of assets and liabilities consolidated under FIN 46R amounted to $780 million and $1.0 billion, respectively, compared to $883 million and $1.0 billion as of December 31, 2004. Assets consolidated are classified as “Property” in GM’s consolidated financial statements. GM’s maximum exposure to loss related to consolidated VIEs amounts to $853 million. For other such lease arrangements involving VIEs, GM holds significant variable interests but is not considered the primary beneficiary under FIN 46R. GM’s maximum exposure to loss related to VIE’s where GM has a significant variable interest, but does not consolidate the entity, amounts to $639 million.

Financing and Insurance Operations
      Automotive finance receivables — In certain securitization transactions, GMAC transfers consumer finance receivables and wholesale lines of credit into bank-sponsored multi-seller commercial paper conduits. These conduits provide a funding source to GMAC (as well as other transferors into the conduit) as they fund the purchase of the receivables through the issuance of commercial paper. Total assets outstanding in these bank-sponsored conduits approximated $15.3 billion as of December 31, 2005. While GMAC has a variable interest in these conduits, it is not considered to be the primary beneficiary, as GMAC does not retain the majority of the expected losses or returns. GMAC’s maximum exposure to loss as a result of its involvement with these non-consolidated variable interest entities is $132 million and would only be incurred in the event of a complete loss on the assets that GMAC transferred.
      Mortgage warehouse funding — GMAC’s Mortgage operations transfer commercial and residential mortgage loans, lending receivables, home equity loans and lines of credit pending permanent sale or securitization through various structured finance arrangements in order to provide funds for the origination and purchase of future loans. These structured finance arrangements include transfers to warehouse funding entities, including GMAC and bank-sponsored commercial paper conduits. Transfers of assets from GMAC into each facility are accounted for as either sales (off-balance sheet) or secured financings (on-balance sheet) based on the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” However, in either case, creditors of these facilities have no legal recourse to the general credit of GMAC. Some of these warehouse funding entities represent variable interest entities under FIN 46R.
      Management has determined that for certain mortgage warehouse funding facilities, GMAC is the primary beneficiary and, as such, consolidates the entities in accordance with FIN 46R. The assets of these residential mortgage warehouse entities totaled $7.2 billion at December 31, 2005, the majority of which are included in loans held for sale and finance receivables, net, in the Corporation’s Consolidated Balance Sheet.
      During 2005, the use of the commercial mortgage warehouse entities was terminated. The assets of the commercial mortgage warehouse entities totaled $526 million at December 31, 2004, the majority of which are included in loans held for sale and finance receivables and loans, net of unearned income, included in the Corporation’s Consolidated Balance Sheet. The beneficial interest holders of these variable interest entities do not have legal recourse to the general credit of GMAC.
      Residential mortgage loan alliances — GMAC has invested in strategic alliances with several mortgage loan originators. These alliances may include common or preferred equity investments, working capital or other subordinated lending, and warrants. In addition to warehouse lending arrangements, management has determined that GMAC does not have the majority of the expected losses or returns and as such, consolidation is not appropriate under FIN 46R. Total assets in these alliances were $139 million at

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8.     Variable Interest Entities — (continued)
December 31, 2005. GMAC’s maximum exposure to loss under these alliances, including commitments to lend additional funds or purchase loans at above-market rates, is $265 million at December 31, 2005.
      Construction and real estate lending — GMAC uses an SPE to finance construction lending receivables. The SPE purchases and holds the receivables and funds the majority of the purchases through financing obtained from third-party asset-backed commercial paper conduits. GMAC is the primary beneficiary, and as such, consolidates the entity in accordance with FIN 46R. The assets in this entity totaled $1.6 billion at December 31, 2005, which are included in finance receivables, net, in the Corporation’s Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to the general credit of GMAC.
      GMAC has subordinated real estate lending arrangements with certain entities. These entitles are created to develop land and construct residential homes. Management has determined that GMAC does not have the majority of the expected losses or returns, and as such, consolidation is not appropriate under FIN 46R. Total assets in these entities were $496 million at December 31, 2005, of which $134 million represents GMAC’s maximum exposure to loss.
      Warehouse lending — GMAC has a facility in which it transfers mortgage warehouse lending receivables to a 100% owned SPE which then sells a senior participation interest in the receivables to an unconsolidated qualifying special purpose entity (QSPE). The QSPE funds the purchase of the participation interest from the SPE through financing obtained from third-party asset-backed commercial paper conduits. The SPE funds the purchase of the receivables from GMAC with cash obtained from the QSPE, as well as a subordinated loan and/or an equity contribution from GMAC. The senior participation interest sold to the QSPE, and the commercial paper issued are not included in the assets or liabilities of GMAC. Once the receivables have been sold, they may not be purchased by the GMAC except in very limited circumstances, such as a breach in representations or warranties. Management has determined that GMAC is the primary beneficiary of the SPE, and as such, consolidates the entity in accordance with FIN 46R. The assets in this entity totaled $3.5 billion at December 31, 2005, which are included in finance receivables, net of unearned income, in the Corporation’s Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to the general credit of GMAC.
      Collateralized debt obligations (CDOs) — GMAC’s Mortgage operations sponsor, purchase subordinate and equity interests in, and serve as collateral manager for CDOs. Under CDO transactions, a trust is established that purchases a portfolio of securities and issues debt and equity certificates, representing interests in the portfolio of assets. In addition to receiving variable compensation for managing the portfolio, GMAC sometimes retains equity investments in the CDOs. The majority of the CDOs sponsored by GMAC were initially structured or have been restructured (with approval by the senior beneficial interest holders) as QSPEs, and are therefore exempt from FIN 46R.
      GMAC receives an asset management fee for purposes of surveillance of existing collateral performance. In the event that an asset is credit impaired, a call option is triggered whereby GMAC, as collateral manager, may buy the asset out of the pool and sell it to a third party. The call is triggered only by events that are outside of GMAC’s control, such as the downgrade by a rating agency of an asset in the pool or in the event more than a specified percentage of mortgage loans underlying a security are greater than 60 days delinquent (or have been liquidated). In the event the conditions under which GMAC can exercise the call option are met, GMAC recognizes these assets. In accordance with these provisions, GMAC did not recognize any assets as of December 31, 2005 or 2004.
      For the majority of GMAC’s remaining CDOs, the results of the primary beneficiary analysis support the conclusion that consolidation is not appropriate under FIN 46R, because GMAC does not have the majority of the expected losses or returns. The assets in these CDOs totaled $3.1 billion at December 31, 2005, of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8.     Variable Interest Entities — (continued)
which GMAC’s maximum exposure to loss is $43 million, representing GMAC’s retained interests in these entities. The maximum exposure to loss would only occur in the unlikely event that there was a complete loss on GMAC’s retained interests in these entities. In addition, management has determined that for certain CDO entities, GMAC is the primary beneficiary, and as such, consolidates the entities in accordance with FIN 46R. The assets in these entities totaled $569 million at December 31, 2005, the majority of which are included in other marketable securities in the Corporation’s Consolidated Balance Sheet. The beneficiary interest holders of these variable interest entities do not have legal recourse to the general credit of GMAC.
      Interests in real estate partnerships — GMAC’s Commercial Mortgage operations syndicate investments in real estate partnerships to unaffiliated investors, and in certain partnerships, have guaranteed the timely payments of a specified return to those investors. The investor’ returns are principally generated from each partnership’s share of affordable housing tax credits and tax losses derived from the partnership’s investments in entities which develop, own and operate affordable housing properties throughout the United States. These entities are considered VIE’s under FIN 46R. The determination of whether GMAC is the primary beneficiary of a given tax credit fund depends on many factors, including the number of limited partners and the rights and obligations of the general and limited partners in that fund.
      GMAC has variable interests in the underlying operating partnerships (primarily in the form of limited partnership interests). The results of the variable interest analysis indicated that GMAC is not the primary beneficiary of some of these partnerships and, as a result, are not required to consolidate these entities under FIN 46R. Assets outstanding in these underlying operating partnerships approximated $6.5 billion at December 31, 2005. GMAC’s maximum exposure to loss related to these partnerships is $682 million. In addition, management has determined that for certain partnerships, GMAC is the primary beneficiary, and as such, consolidates the partnerships in accordance with FIN 46R. The impact of consolidation results in an increase to our assets totaling $452 million at December 31, 2005, which are included in the Corporations’ Consolidated Balance Sheet. This consolidation did not impact reported net income. Real estate assets held as collateral for these entities totaled $252 million at December 31, 2005. The beneficial interest holders of these variable interest entities do not have legal recourse to the GMAC’s general credit.
      We hold variable interests in syndicated affordable housing partnerships where we provide unaffiliated investors with a guaranteed yield on their investment. These partnerships are reflected in the reporting segment held for sale in the Corporation’s Consolidated Balance Sheet under the financing method in accordance with Statement of Financial Accounting Standards No 66, Accounting for Sales of Real Estate (SFAS 66). GMAC’s exposure to loss at December 31, 2005 was $1.4 billion representing the $1.0 billion financing liability reflected in the Corporation’s Consolidated Balance Sheet (i.e. real estate syndication proceeds) as well as $0.4 billion in additional unpaid equity installments. The maximum exposure amount represents the amount payable to investors as unaffiliated investors place additional guaranteed commitments with GMAC, and decreases as tax benefits are delivered to the investors. Considering such amounts, GMAC exposure to loss in future periods is not expected to exceed $1.9 billion.
      New market tax credit funds — The Corporation syndicates and manages investments in partnerships that make investments, typically mortgage loans that, in turn, qualify the partnerships to earn New Markets Tax Credits. New Markets Tax Credits permit taxpayers to receive a federal income tax credit for making qualified equity investments in community development entities. For one particular tax credit fund management has determined that GMAC does not have the majority of the expected losses or returns and, as such, consolidation is not appropriate under FIN 46R. The assets in these investments totaled $62 million at December 31, 2005, of which $41 million represents GMAC’s maximum exposure to loss. In addition to this entity, management has determined that for other tax credit funds, GMAC is a primary beneficiary and as such, consolidates these entities in accordance with FIN 46R. The impact of consolidation results in an increase to our assets totaling $206 million at December 31, 2005, which are included in the reporting segment

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 8.     Variable Interest Entities — (concluded)
held for sale in the Corporation’s Consolidated Balance Sheet. The beneficial interest holders of these variable interest entities do not have legal recourse to the general credit of GMAC.

Note 9.	Finance Receivables and Securitizations

Finance Receivables — Net
      Finance receivables — net included the following (dollars in millions):

	December 31,

	2005	2004

Consumer:
Retail automotive	$71,452	$92,225
Residential mortgages	68,959	57,709

Total consumer	140,411	149,934
Commercial:
Automotive:
Wholesale	19,641	27,796
Leasing and lease financing	1,228	1,466
Term loans to dealers and others	2,973	3,662
Commercial and industrial	16,936	14,203
Commercial real estate:
Commercial mortgage(1)	43	3,148
Real estate construction	2,677	2,810

Total commercial	43,498	53,085

Total finance receivables and loans	183,909	203,019
Allowance for financing losses	(3,116)	(3,419)

Total consolidated finance receivables — net(2)	$180,793	$199,600

(1)	At December 31, 2005, $3.0 billion ($2.1 billion domestic and $949 million foreign) in GMAC Commercial Mortgage’s finance receivables and loans were transferred to the reporting segment held for sale on the Corporation’s Consolidated Balance Sheet (refer to Note 1 for further details).

(2)	Net of unearned income of $5.9 billion and $7.6 billion at December 31, 2005 and 2004, respectively.
      Finance receivables that originated outside the United States were $32.5 billion and $35.4 billion at December 31, 2005 and 2004, respectively. The aggregate amounts of total finance receivables maturing in each of the five years following December 31, 2005, are as follows: 2006 — $61.4 billion; 2007 — $23.3 billion; 2008 — $16.8 billion; 2009 — $10.6 billion; 2010 — $6.5 billion; and 2011 and thereafter — $71.2 billion. Actual maturities may differ from those scheduled due to prepayments.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9.     Finance Receivables and Securitizations — (continued)

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
      As servicer, GMAC generally receives a monthly fee stated as a percentage of the outstanding sold receivables. For retail automotive finance receivables where GMAC is paid a fee, the Corporation has concluded that the fee represents adequate compensation as a servicer and, as such, no servicing asset or liability is recognized. Considering the short-term revolving nature of wholesale loans, no servicing asset or liability is recognized upon securitization of the loans. As of December 31, 2005, the weighted average basic servicing fees for GMAC’s primary servicing activities were 100 basis points, 100 basis points, 40 basis points and 7 basis points of the outstanding principal balance for sold retail finance receivables, wholesale loans, residential mortgage loans, and commercial mortgage loans, respectively. Additionally, the Corporation retains the rights to cash flows remaining after the investors in most securitization trusts have received their contractual payments. In certain retail securitization transactions, retail receivables are sold on a servicing retained basis, but with no servicing compensation and, as such, a servicing liability is established and recorded in other liabilities. As of December 31, 2005 and December 31, 2004, servicing liabilities of $32 million and $30 million, respectively, were outstanding related to such retail securitization transactions. In 2005, GMAC completed a retail automotive securitization where the servicing fee received is considered greater than adequate compensation requiring the recording of a servicing asset. As of December 31, 2005, the fair value of the servicing asset was $30 million.
      For mortgage servicing, the Corporation capitalizes the value expected to be realized from performing specified residential and commercial mortgage servicing activities as mortgage servicing rights.
      GMAC maintains cash reserve accounts at predetermined amounts for certain securitization activities in the unlikely event that deficiencies occur in cash flows owed to the investors. The amounts available in such cash reserve accounts totaled $52 million, $1.0 billion, $88 million, and $7 million as of December 31, 2005 related to securitizations of retail finance receivables, wholesale loans, residential mortgage loans, and commercial mortgage loans, respectively, and $118 million, $1.0 billion, $44 million, and $10 million as of December 31, 2004, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9.     Finance Receivables and Securitizations — (continued)
      The following tables summarize pre-tax gains on securitizations and certain cash flows received from and paid to securitization trusts for transfers of finance receivables and loans that were completed during 2005, 2004 and 2003 (dollars in millions):

	Year Ended December 31, 2005

	Retail		Mortgage Loans		Commercial
	Finance	Wholesale			Mortgage
	Receivables	Loans	Residential	Commercial	Securities

Pre-tax gains on securitizations	$(2)	$543	$513	$68	$8
Cash flow information:
Proceeds from new securitizations	4,874	7,705	41,987	3,990	741
Servicing fees received	65	179	245	21	—
Other cash flows received on retained interests	249	503	583	262	42
Proceeds from collections reinvested in revolving securitizations	—	102,306	—	—	—
Repayments of servicing advances	43	—	1,115	198	—
Cash outflow information:
Servicing advances	(46)	—	(1,163)	(188)	—
Purchase obligations and options:
Representations and warranties obligations	—	—	(29)	—	—
Administrator or servicer actions	(76)	—	—	—	—
Asset performance conditional calls	—	—	(99)	—	—
Clean-up calls	(715)	—	(2,202)	—	—

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9.     Finance Receivables and Securitizations — (continued)

	Year Ended December 31, 2004

	Retail		Mortgage loans		Commercial
	Finance	Wholesale			Mortgage
	Receivables	Loans	Residential	Commercial	Securities

Pre-tax gains on securitizations	$9	$497	$602	$54	$11
Cash flow information:
Proceeds from new securitizations	1,824	9,188	29,412	2,108	935
Servicing fees received	105	174	208	20	—
Other cash flows received on retained interests	340	808	729	216	68
Proceeds from collections reinvested in revolving securitizations	—	91,360	—	—	—
Repayments of servicing advances	75	—	947	147	—
Cash outflow information:					—
Servicing advances	(64)	—	(1,035)	(169)	—
Purchase obligations and options:
Representations and warranties obligations	(1)	—	(66)	—	—
Administrator or servicer actions	(75)	—	—	—	—
Asset performance conditional calls	—	—	(137)	—	—
Clean-up calls	(269)	—	(3,797)	—	—

	Year Ended December 31, 2003

	Retail		Mortgage Loans		Commercial
	Finance	Wholesale			Mortgage
	Receivables	Loans	Residential	Commercial	Securities

Pre-tax gains on securitizations	$37	$488	$522	$75	$14
Cash flow information:
Proceeds from new securitizations	1,604	3,625	29,566	3,342	1,870
	228	164	250	20	—
Other cash flows received on retained interests	753	174	955	317	69
Proceeds from collections reinvested in revolving securitizations	862	97,829	—	5	—
Repayments of servicing advances	114	—	1,208	116	—
Cash outflow information:
Servicing advances	(118)	—	(1,242)	(117)	—
Purchase obligations and options:(a)
Representations and warranties obligations	(25)	—	(154)	—	—
Administrator or servicer actions	(146)	—	—	—	—
Asset performance conditional calls	—	—	(122)	—	—
Clean-up calls	(885)	—	(1,919)	—	—

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9.     Finance Receivables and Securitizations — (continued)
      Key economic assumptions used in measuring the estimated fair value of retained interests of sales completed during 2005 and 2004, as of the dates of such sales, were as follows:

	Year Ended December 31, 2005				Year Ended December 31, 2004

	Retail	Mortgage loans			Retail	Mortgage loans
	finance			Commercial	finance			Commercial
	receivables	Residential		mortgage	receivables	Residential		mortgage
	(a)	(b)	Commercial	securities	(a)	(b)	Commercial	securities

Key assumptions(c) (rates per annum):
Annual prepayment rate(d)	0.9-1.2%	0.0-60.0%	0.0-50.0%	0.0%	0.9-1.0%	0.0- 51.3%	0.0-50.0%	0.0-19.9%
Weighted average life (in years)	1.6-1.7	1.1-8.5	0.3-8.6	5.9-9.9	1.6-1.8	1.1-5.5	0.4-8.8	2.5-17.4
Expected credit losses	0.4-1.6%	0.0-4.9%	0.0%	0.0%	0.4%	0.0-10.9%	0.0%	0.0-3.1%
Discount rate	9.5-15.0%	6.5- 21.4%	4.2-10.7%	10.0- 12.0%	9.5%	6.5- 24.8%	4.3-15.0%	8.2-11.7%

(a)	The fair value of retained interests in wholesale securitizations approximates cost because of the short-term and floating rate nature of wholesale loans.

(b)	Included within residential mortgage loans are home equity loans and lines, high loan-to-value loans and residential first and second mortgage loans.

(c)	The assumptions used to measure the expected yield on variable rate retained interests are based on a benchmark interest rate yield curve, plus a contractual spread, as appropriate. The actual yield curve utilized varies depending on the specific retained interests.

(d)	Based on the weighted average maturity (WAM) for finance receivables and constant prepayment rate (CPR) for mortgage loans and commercial mortgage securities.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9.     Finance Receivables and Securitizations — (continued)
      The table below outlines the key economic assumptions and the sensitivity of the fair value of retained interests at December 31, 2005 to immediate 10% and 20% adverse changes in those assumptions (dollars in millions):

		Mortgage loans
	Retail finance			Commercial mortgage
	receivables (a)	Residential	Commercial	securities

Carrying value/fair value of retained interests	$314	$1,057	$250	$182
Weighted average life (in years)	0.1-1.2	1.0-6.2	0.0-17.7	2.4-16.1
Annual prepayment rate	0.7-1.2% WAM	0.0-60.0% CPR	0.0-50.0% CPR	1.2-16.0% CPR
Impact of 10% adverse change	$(1)	$(46)	$(1)	$—
Impact of 20% adverse change	(2)	(82)	(1)	—
Loss assumption	0.4%(b )	0.0-16.9%	0.0-3.4%	0.0-6.7%
Impact of 10% adverse change	$(2)	$(43)	$(6)	$(3)
Impact of 20% adverse change	(4)	(81)	(10)	(6)
Discount rate	9.5-12.0%	6.5-40.0%	0.1-33.5%	5.3-21.1%
Impact of 10% adverse change	$(2)	$(34)	$(5)	$(9)
Impact of 20% adverse change	(5)	(65)	(10)	(17)
Market rate(d)	3.9-5.1%	(c )	(c )	(c )
Impact of 10% adverse change	$(7)	$(11)	$—	$—
Impact of 20% adverse change	(15)	(26)	—	—

(a)	Fair value of retained interests in wholesale securitizations approximates cost of $690 million because of the short-term and floating rate nature of wholesale receivables.

(b)	Net of a reserve for expected credit losses totaling $14 million at December 31, 2005. Such amounts are included in the fair value of the retained interests, which are classified as investment securities.

(c)	Forward benchmark interest rate yield curve plus contractual spread.

(d)	Represents the rate of return paid to the investors.
      These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities. Additionally, the Corporation hedges interest rate and prepayment risks associated with certain of the retained interests; the effects of such hedge strategies have not been considered herein. Expected static pool net credit losses include actual incurred losses plus projected net credit

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9. Finance Receivables and Securitizations — (concluded)
losses divided by the original balance of the outstandings comprising the securitization pool. The table below displays the expected static pool net credit losses based on the Corporation’s securitization transactions.

	Loans securitized in years ended
	December 31, (a)

	2005	2004	2003

Retail automotive	0.4%	0.4%	0.4%
Residential mortgage	0.0- 16.9%	0.0- 26.1%	0.0- 26.1%
Commercial mortgage	0.0-3.4%	0.0- 4.2%	0.0- 6.6%
Commercial investment securities	0.0-6.7%	0.0- 39.5%	0.9- 33.7%

(a)	Static pool losses not applicable to wholesale finance receivable securitizations because of their short-term nature.
      The following table presents components of securitized financial assets and other assets managed, along with quantitative information about delinquencies and net credit losses:

	Total finance receivables		Amount 60 days or
	and loans		more past due		Net credit losses

December 31, (dollars in millions)	2005	2004	2005	2004	2005	2004

Retail automotive	$77,197	$97,631	$892	$806	$867	$1,044
Residential mortgage	167,584	129,550	8,682	6,686	885	944

Total consumer	244,781	227,181	9,574	7,492	1,752	1,988
Wholesale	41,062	49,197	73	51	4	2
Commercial mortgage	43	21,353	—	410	4	130
Other automotive and commercial	23,852	22,155	575	544	33	71

Total commercial(a)	64,957	92,705	648	1,005	41	203

Total managed portfolio(b)	309,738	319,886	$10,222	$8,497	$1,793	$2,191

Securitized finance receivables
and loans	(103,947)	(96,801)
Loans held for sale (unpaid principal)	(21,882)	(19,941)

Total finance receivables and loans	$183,909	$203,144

(a)	Excludes $26,320 million in GMAC commercial mortgage’s managed assets. At December 31, 2005, commercial mortgage had $281 million in accounts past due and net credit losses of $228 million.

(b)	Managed portfolio represents finance receivables and loans on the balance sheet or that have been securitized, excluding securitized finance receivables and loans that GMAC continues to service but has no other continuing involvement (i.e., in which GMAC retains an interest or risk of loss in the underlying receivables).

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10.     Inventories

Automotive and Other Operations
      Inventories included the following (dollars in millions):

	December 31,

	2005	2004

Productive material, work in process, and supplies	$5,471	$4,838
Finished product, service parts, etc.	9,871	8,321

Total inventories at FIFO	15,342	13,159
Less LIFO allowance	(1,491)	(1,442)

Total inventories (less allowances)	$13,851	$11,717
      Inventories are stated generally at cost, which is not in excess of market. The cost of approximately 67% of U.S. inventories is determined by the last-in, first-out (LIFO) method. Generally, the cost of all other inventories is determined by either the first-in, first-out (FIFO) or average cost methods.
      During 2005 and 2004, U.S. LIFO eligible inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2005 and 2004 purchases, the effect of which decreased cost of goods sold by approximately $100 million, pre-tax, in both 2005 and 2004.

Financing and Insurance Operations
      Inventories included the following (dollars in millions):

	December 31,

	2005	2004

Off-lease vehicles	$503	$530

Total consolidated inventories (less allowances)	$14,354	$12,247

Note 11.     Equipment on Operating Leases
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

Automotive and Other Operations
      Equipment on operating leases and accumulated depreciation were as follows (dollars in millions):

	December 31,

	2005	2004

Equipment on operating leases	$7,629	$7,475
Less accumulated depreciation	(636)	(987)

Net book value	$6,993	$6,488

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 11.     Equipment on Operating Leases — (concluded)

Financing and Insurance Operations
      Equipment on operating leases and accumulated depreciation were as follows (dollars in millions):

	December 31,

	2005	2004

Equipment on operating leases	$39,675	$36,002
Less accumulated depreciation	(8,481)	(8,276)

Net book value	$31,194	$27,726

Total consolidated net book value	$38,187	$34,214

      The lease payments to be received related to equipment on operating leases maturing in each of the five years following December 31, 2005, are as follows: Auto & Other — none, as the payment is received at lease inception and the income is deferred over the lease period; FIO — 2006-$6.3 billion; 2007-$4.4 billion; 2008- $2.4 billion; 2009-$665 million; and 2010-$27 million. There are no leases maturing after 2010.
Note 12.     Income Taxes
      Income (loss) from continuing operations before income taxes and minority interests included the following (dollars in millions):

	Years Ended December 31,

	2005	2004	2003

U.S. income (loss)	$(16,171)	$242	$1,802
Foreign income (loss)	(760)	944	1,195

Total	$(16,931)	$1,186	$2,997

      The provision for income taxes was estimated as follows (dollars in millions):

	Years Ended December 31,

	2005	2004	2003

Income taxes estimated to be payable currently
U.S. federal	$(147)	$(282)	$167
Foreign	841	1,018	1,159
U.S. state and local	(2)	36	414

Total payable currently	692	772	1,740

Deferred income tax expense (credit) — net
U.S. federal	(6,878)	(427)	134
Foreign	(668)	(1,239)	(1,136)
U.S. state and local	976	(22)	(28)

Total deferred	(6,570)	(1,688)	(1,030)

Total income taxes	$(5,878)	$(916)	$710

      Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns. Cash paid for income taxes in 2005, 2004, and 2003 was $305 million, $293 million, and $542 million, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12.     Income Taxes — (continued)
      Provisions are made for estimated U.S. and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of the Corporation’s share of subsidiaries’ undistributed earnings not deemed to be permanently reinvested. Taxes have not been provided on foreign subsidiaries’ earnings, which are deemed permanently reinvested, of $12.6 billion at December 31, 2005 and $11.0 billion at December 31, 2004. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.
      A reconciliation of the provision for income taxes compared with the amounts at the U.S. federal statutory rate was as follows (dollars in millions):

	Years Ended December 31,

	2005	2004	2003

Tax at U.S. federal statutory income tax rate	$(5,926)	$415	$1,049
State and local tax expense	(589)	(949)	21
Foreign rates other than 35%	(174)	(510)	(269)
Taxes on unremitted earnings of subsidiaries	(276)	(366)	(125)
Other tax credits	(69)	(41)	(52)
Settlement of prior year tax matters	(515)	(191)	(194)
Change in valuation allowance	2,178	1,432	566
ESOP dividend deduction(1)	(52)	(53)	(53)
Realization of basis differences due to foreign reorganizations	(84)	(483)	—
Medicare prescription drug benefit	(325)	(211)	—
Loss carryforward related to investment write-down	—	(168)	—
Stock contribution to pension plans(2)	—	—	(87)
Other adjustments	(46)	209	(146)

Total income tax (benefit) expense	$(5,878)	$(916)	$710

(1)	Deduction for dividends paid on GM $1 2/3 par value common stock held under the employee stock ownership portion of the GM Savings Plans, pursuant to the Economic Growth and Tax Relief Reconciliation Act of 2001.

(2)	Additional tax benefit related to the GM Class H Common Stock contribution to the pension and VEBA plans.
      Deferred income tax assets and liabilities for 2005 and 2004 reflect the effect of temporary differences between amounts of assets, liabilities, and equity for financial reporting purposes and the bases of such assets, liabilities, and equity as measured by tax laws, as well as tax loss and tax credit carryforwards.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12.     Income Taxes — (continued)
      Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following (dollars in millions):

	December 31,

	2005		2004
	Deferred Tax		Deferred Tax

	Assets	Liabilities	Assets	Liabilities

Postretirement benefits other than pensions	$12,757	$—	$9,377	$—
Pension and other employee benefit plans	3,807	12,985	3,787	13,408
Warranties, dealer and customer allowances, claims, and discounts	6,739	52	6,907	42
Depreciation and amortization	5,713	2,584	5,043	3,118
Tax carryforwards	11,155	—	10,422	—
Lease transactions	—	4,351	19	3,801
Miscellaneous foreign	4,510	371	4,401	2,300
Other	9,981	3,677	9,050	3,804

Subtotal	54,662	24,020	49,006	26,473
Valuation allowances	(5,230)	—	(3,052)	—

Total deferred taxes	$49,432	$24,020	$45,954	$26,473

Net deferred tax assets	$25,412		$19,481

      These deferred tax balances are included in the following captions in the consolidated balance sheet and supplemental information:

	2005	2004

Current deferred tax assets	$7,073	$8,883
Current deferred tax liabilities	(3,759)	(5,226)
Non-current deferred tax assets	22,816	17,676
Non-current deferred tax liabilities	(718)	(1,852)

Total	$25,412	$19,481

      Of the tax carryforwards at December 31, 2005, approximately 5% relates to the alternative minimum tax credit (which can be carried forward indefinitely), approximately 26% relates to U.S. federal net operating loss carryforwards and approximately 12% relates to the U.S. state net operating loss carryforwards, which will expire in 2006-2025 if not used. Approximately 85% of the U.S. state net operating loss carryforwards will not expire until after 2008. Approximately 38% of the tax carryforwards relate to general business credits (which consist primarily of research and experimentation credits) and U.S. foreign tax credits which will expire in 2009-2025 if not used. The remaining tax carryforwards relate to accumulated foreign operating losses of which approximately 93% can be carried forward indefinitely and the remaining 7% will expire by 2015.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12.     Income Taxes — (continued)
      The Corporation has the following net deferred tax assets applicable to the following taxing jurisdictions where the Corporation’s operations have a recent history of pre-tax cumulative losses for financial reporting purposes:

			Statutory
			Operating Loss
Jurisdiction	2005	2004	Carryforward Period

United States	$21,633	$15,719	20 years/ Unlimited
Germany	2,034	1,427	Unlimited
Brazil	0	453	Unlimited
United Kingdom	299	363	Unlimited
Spain	230	186	15 years

Total	$24,196	$18,148

      The need to establish valuation allowances for these net deferred tax assets is assessed periodically based on a more-likely-than-not realization threshold, in accordance with SFAS 109, “Accounting for Income Taxes.” Appropriate consideration is given to all positive and negative evidence related to that realization. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, GM’s experience with tax attributes expiring unused, and tax planning alternatives. The weight given to these considerations depends upon the degree to which they can be objectively verified.
      The valuation allowances that GM has recognized relate to certain U.S. state and foreign jurisdiction net deferred tax assets. The change in the valuation allowance and related considerations are as follows:

Balance December 31, 2004	$3,052
Additions:
US State & Local	1,424
Brazil	617
Other	137

Balance December 31, 2005	$5,230

      United States — No valuation allowance has been established for GM’s U.S. Federal net deferred tax assets, which GM believes will more likely than not be realized. This expectation is based in part on the fact that, while GM has incurred cumulative losses over the last three years in the United States, those losses occurred only in 2005. Moreover, the 2005 U.S. losses were largely driven by the Corporation’s restructuring of its North American Operations; accordingly, those losses are unusual in nature and were incurred in order to improve future profitability. In addition, consideration has been given to the lengthy period over which these net deferred tax assets can be realized, and GM’s history of never having lost a significant U.S. Federal tax attribute through expiration. GM has also given consideration to its forecast of future profitability, which includes the following key elements:

•	The launch of new sport utility vehicles and full size pick-up trucks primarily in 2006, which are expected to produce substantially higher revenues and profits than the predecessor models in these segments in 2005;

•	The amendment of the GM Health Care Program for Hourly Employees and the establishment of a defined contribution health care plan, which will result in a substantial reduction in health care costs in

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Income Taxes — (concluded)

the U.S. beginning in 2006. The amendment has been ratified by the UAW and granted preliminary approval by the U.S. District Court for the Eastern District of Michigan;

•	Reductions of GMNA’s cost structure as a result of the implementation of its restructuring plan; and

•	Continued strength of GMAC earnings in the U.S.
      The anticipated outcome of these events is expected to improve GMNA’s pre-tax results in the United States. At the forecast levels of future profitability, the U.S. net deferred tax assets are considered more likely than not to be realizable over the periods that the underlying transactions become deductible for U.S. Federal tax purposes. If future events and/or the outcome of GM’s cost reduction actions were to be significantly different than GM currently forecasts, a substantial valuation allowance for the U.S. net deferred tax assets might be required. Furthermore, if GMAC’s U.S. pre-tax income declines or if a significant portion of GMAC’s U.S. pre-tax income were to no longer be available to GM, because of the sale of a controlling interest in GMAC or otherwise, a substantial valuation allowance may be required.
      An additional valuation allowance was recorded in 2005 related to the 2005 loss allocable to certain U.S. state jurisdictions where it has been previously determined that tax attributes related to those jurisdictions were not realizable.
      Brazil — In 2005, it was determined that it is more-likely-than-not that the deferred taxes in GM’s Brazilian operations would not be realized. Therefore, GM recorded a full valuation allowance against all tax credit carryforwards and net timing differences in Brazil. The decision was based on a consideration of historical results at GM’s operations in Brazil coupled with the government-imposed 30% annual limitation on net operating loss utilization.
      Germany and United Kingdom (UK) — No valuation allowances have been established for GM’s net deferred tax assets in Germany or the UK. Although GM’s German and UK operations have incurred cumulative losses in recent years, GM believes other considerations overcome that fact and, accordingly, that their deferred tax assets will more-likely-than-not be realized. This determination is based in particular on the unlimited expiration of net operating loss carryforwards in Germany and the UK, together with those operations’ histories of utilizing tax attributions in the past through earnings, and their strong prospects for future earnings.
      Spain — No valuation allowance has been established for GM’s Spanish net deferred tax assets, which GM believes will more-likely-than-not be realized. Spanish net operating loss carryforwards expire after 15 years, but losses in the Spanish operations have largely been caused by non-recurring transactions. In addition, GM believes its Spanish operations continue to have strong prospects for future earnings.
      The Corporation has open tax years from primarily 1998 to 2005 with various significant taxing jurisdictions including the U.S., Canada, Mexico, Germany and Brazil. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The Corporation has established a liability of $3.6 billion for those matters where the amount of loss is probable and reasonably estimable. The amount of the liability is based on management’s best estimate given the Corporation’s history with similar matters and interpretations of current laws and regulations.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Property — Net
      Property — net was as follows (dollars in millions):

	Estimated	December 31,
	Useful Lives
	(Years)	2005	2004

Automotive and Other Operations
Land	—	$1,139	$967
Buildings and land improvements	2-40	16,179	15,636
Machinery and equipment	3-30	48,351	45,796
Construction in progress	—	4,099	3,807

Real estate, plants, and equipment		69,768	66,206
Less accumulated depreciation		(41,554)	(39,405)

Real estate, plants, and equipment — net		28,214	26,801
Special tools — net		10,252	10,369

Total property — net		$38,466	$37,170

Financing and Insurance Operations
Equipment and other	2-10	$2,902	$3,086
Less accumulated depreciation		(1,154)	(1,236)

Total property — net (Note 15)		$1,748	$1,850

Total consolidated property — net		$40,214	$39,020

      Depreciation and amortization expense was as follows (dollars in millions):

	Years Ended December 31,

	2005	2004	2003

Automotive and Other Operations
Depreciation	$5,502	$5,028	$4,526
Amortization and impairment of special tools	4,495	3,563	3,391
Amortization of intangible assets	76	38	29

Total	$10,073	$8,629	$7,946

Financing and Insurance Operations
Depreciation	$5,679	$5,512	$5,556
Amortization of intangible assets	17	11	11

Total	$5,696	$5,523	$5,567

Total consolidated depreciation and amortization	$15,769	$14,152	$13,513

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Goodwill and Intangible Assets
      The components of the Corporation’s intangible assets as of December 31, 2005 and 2004 were as follows (dollars in millions):

	Gross Carrying	Accumulated	Net Carrying
December 31, 2005	Amount	Amortization	Amount

Automotive and Other Operations
Amortizing intangible assets:
Patents and intellectual property rights	$510	$148	$362
Non-amortizing intangible assets:
Goodwill			757
Prepaid pension asset (Note 18)			743

Total goodwill and intangible assets			$1,862
Financing and Insurance Operations
Amortizing intangible assets:
Customer lists and contracts	$57	$41	$16
Trademarks and other	35	20	15

Total	$92	$61	$31

Non-amortizing intangible assets:
Goodwill			2,446

Total goodwill and intangible assets (Note 15)			2,477

Total consolidated goodwill and intangible assets			$4,339

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Goodwill and Intangible Assets — (concluded)

	Gross Carrying	Accumulated	Net Carrying
December 31, 2004	Amount	Amortization	Amount

Automotive and Other Operations
Amortizing intangible assets:
Patents and intellectual property rights	$303	$69	$234
Non-amortizing intangible assets:
Goodwill			600
Prepaid pension asset (Note 18)			765

Total goodwill and intangible assets			$1,599
Financing and Insurance Operations
Amortizing intangible assets:
Customer lists and contracts	$73	$41	$32
Trademarks and other	40	20	20

Total	$113	$61	$52

Non-amortizing intangible assets:
Goodwill			3,274

Total goodwill and intangible assets (Note 15)			3,326

Total consolidated goodwill and intangible assets			$4,925

      Aggregate amortization expense on existing acquired intangible assets was $93 million for the year ended December 31, 2005. Estimated amortization expense in each of the next five years is as follows: 2006 — $59 million; 2007 — $59 million; 2008 — $56 million; 2009 — $49 million; and 2010 — $23 million.
      The changes in the carrying amounts of goodwill were as follows (dollars in millions):

			Total
			Auto &
	GMNA	GME	Other	GMAC	Total GM

Balance as of December 31, 2003	$154	$413	$567	$3,223	$3,790
Goodwill acquired during the period	—	—	—	16	16
Effect of foreign currency translation	5	33	38	35	73
Other	(5)	—	(5)	—	(5)

Balance as of December 31, 2004	154	446	600	3,274	3,874
Goodwill acquired during the period	238	—	238	22	260
Impairment losses/other(1)				(734)	(734)
Effect of foreign currency translation	(9)	(72)	(81)	(57)	(138)
Transfers to reporting segment held for sale(2)	—	—	—	(59)	(59)

Balance as of December 31, 2005	$383	$374	$757	$2,446	$3,203

(1)	In the fourth quarter of 2005, GMAC recorded a goodwill impairment pre-tax charge of $734 million, relating primarily to the goodwill recognized in conjunction with the 1999 acquisition of The Bank of New York’s commercial finance business.

(2)	At December 31, 2005, $59 million in GMAC Commercial Mortgage goodwill was reclassified to assets held for sale.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Other Assets

Automotive and Other Operations
      Other assets included the following (dollars in millions)

	December 31,

	2005	2004

Investments in equity securities	$435	$350
Prepaid pension benefit cost (Note 18)	37,576	38,919
Other	3,092	1,575

Total other assets	$41,103	$40,844

      Investments in equity securities at December 31, 2005 and 2004 include the fair value of investments in equity securities classified as available-for-sale for all periods presented. It is GM’s intent to hold these securities for longer than one year. Balances include historical costs of $225 million and $144 million with unrealized gains of $287 million and $209 million and unrealized losses of $77 million and $3 million at December 31, 2005 and 2004, respectively. “Other” in the table above includes restricted cash balances of $157 million and $57 million at December 31, 2005 and 2004, respectively.
      In the fourth quarter of 2004, GM completed its annual review of its investment in FAH. As a result of further deterioration in the performance of Fiat Auto S.p.A. and its current debt structure, GM recorded a non-cash charge of $220 million ($136 million, after tax) to reduce the carrying value of GM’s investment in FAH to zero.

Financing and Insurance Operations
      Other assets included the following (dollars in millions):

	December 31,

	2005	2004

Mortgage servicing rights	$4,015	$3,890
Premiums and other insurance receivables	1,873	1,763
Deferred policy acquisition costs	1,696	1,444
Derivative assets	3,000	9,489
Repossessed and foreclosed assets, net	689	615
Equity investments	535	1,751
Intangible assets (Note 14)	2,477	3,326
Property (Note 13)	1,748	1,850
Cash deposits held for securitization trusts	2,907	1,836
Restricted cash collections for securitization trusts	1,871	2,217
Accrued interest and rent receivable	1,163	1,178
Real estate investments	1,320	1,473
Debt issuance costs	726	753
Servicer advances	499	769
Inventory (Note 10)	503	530
Other	2,672	2,307

Total other assets	$27,694	$35,191

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Other Assets — (concluded)

Reclassification for Consolidated Balance Sheet Presentation

	December 31,

	2005	2004

Auto & Other — other assets, as detailed above	$41,103	$40,844
FIO — other assets, as detailed above	27,694	35,191

Subtotal	68,797	76,035
Prepaid assets and other	1,837	1,874
Inventory (Note 10)	(503)	(530)
Accounts receivable	(7,820)	(14,523)
Intangible assets (Note 14)	(2,477)	(3,326)
Property (Note 13)	(1,748)	(1,850)

Total consolidated other assets	$58,086	$57,680

Note 16.	Accrued Expenses, Other Liabilities, and Deferred Income Taxes

Automotive and Other Operations
      Accrued expenses, other liabilities, and deferred income taxes included the following (dollars in millions):

	December 31,

	2005	2004

Dealer and customer allowances, claims, and discounts	$11,605	$11,492
Deferred revenue and deposits from rental car companies	13,611	13,239
Policy, product warranty, and recall campaigns	9,128	9,315
Delphi contingent exposure	5,500	0
Payrolls and employee benefits (excludes postemployment)	3,970	4,642
Unpaid losses under self-insurance programs	1,827	1,784
Taxes	2,485	2,993
Interest	1,011	922
Postemployment benefits — Plant idling (Note 5)	2,012	237
Postemployment benefits — Extended disability benefits	1,135	1,163
Fiat settlement (Note 2)	—	1,364
Other	7,418	8,211

Total accrued expenses and other liabilities	$59,702	$55,362
Pensions	90	84
Postretirement benefits	4,154	3,890
Deferred income taxes	742	3,072

Total accrued expenses, other liabilities, and deferred income taxes	$64,688	$62,408

Current	$42,665	$46,202
Non-current	22,023	16,206

Total accrued expenses, other liabilities, and deferred income taxes	$64,688	$62,408

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 16.     Accrued Expenses, Other Liabilities, and Deferred Income Taxes — (concluded)
      Policy, product warranty and recall campaigns liability (dollars in millions):

	December 31,

	2005	2004

Beginning balance	$9,315	$8,832
Payments	(4,696)	(4,669)
Increase in liability (warranties issued during period)	5,159	5,065
Adjustments to liability (pre-existing warranties)	(381)	(85)
Effect of foreign currency translation	(269)	172

Ending balance	$9,128	$9,315

      Policy, product warranty, and recall campaigns liability amounts in the table above include amounts with respect to certified-used vehicles. The December 31, 2004 disclosure has been revised accordingly to provide a comparative basis.

Financing and Insurance Operations
      Other liabilities and deferred income taxes included the following (dollars in millions):

	December 31,

	2005	2004

Unpaid insurance losses, loss adjustment expenses, and unearned insurance premiums	$7,588	$7,232
Interest	3,057	3,413
Deposits	8,367	7,477
Interest rate derivatives	2,224	934
Other	3,122	3,922

Total other liabilities	$24,358	$22,978
Postretirement benefits	853	815
Deferred income taxes	3,735	4,006

Total other liabilities and deferred income taxes	$28,946	$27,799

Total consolidated accrued expenses and other liabilities	$84,060	$78,340

Total consolidated deferred income tax liability (Note 12)	$4,477	$7,078

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Long-Term Debt and Loans Payable

Automotive and Other Operations
      Long-term debt and loans payable were as follows (dollars in millions):

	Weighted-Average
	Interest Rate		December 31,

	2005	2004	2005	2004

Long-term debt and loans payable
Payable within one year
Current portion of long-term debt(1)	5.8%	5.7%	$564	$584
All other	7.4%	3.0%	955	1,478

Total loans payable			1,519	2,062
Payable beyond one year(1)	6.9%	6.8%	31,084	30,425
Unamortized discount			(97)	(103)
Mark-to-market adjustment(2)			27	138

Total long-term debt			31,014	30,460

Total long-term debt and loans payable			$32,533	$32,522

(1)	The weighted-average interest rates include the impact of interest rate swap agreements.

(2)	Effective January 1, 2001 the Corporation has been recording its hedged debt at fair market value on its balance sheet due to the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
      Long-term debt payable beyond one year at December 31, 2005 includes scheduled maturities as follows: 2007 — $1 billion; 2008 — $1.9 billion; 2009 — $0.4 billion; 2010 — $0.2 billion; 2011 and after — $27.6 billion. Included in the long-term debt payable beyond one year are certain convertible debentures of approximately $1.2 billion that may be put to GM for cash settlement in 2007, ahead of its scheduled maturity after 2011.
      To protect against foreign exchange risk, GM has entered into cross currency swap agreements. The notional amount of such agreements as of December 31, 2005 and 2004 for Auto & Other were approximately $2.4 billion and $2.2 billion, respectively.
      Amounts payable beyond one year after cross currency swaps at December 31, 2005 included $3.9 billion in currencies other than the U.S. dollar, primarily the Euro ($1.8 billion), the Korean won ($1.5 billion), the Australian dollar ($239 million), the Brazilian real ($225 million), and the Canadian dollar ($115 million).
      At December 31, 2005 and 2004, long-term debt and loans payable for Auto & Other included $26.0 billion and $25.3 billion, respectively, of obligations with fixed interest rates and $6.5 billion and $7.2 billion, respectively, of obligations with variable interest rates (predominantly LIBOR), after interest rate swap agreements.
      To achieve its desired balance between fixed and variable rate debt, GM has entered into interest rate swaps. The notional amount of pay variable swap agreements as of December 31, 2005 and 2004 for Auto & Other was approximately $5.5 billion and $5.9 billion, respectively.
      GM’s Auto & Other business maintains substantial lines of credit with various banks that totaled $8.0 billion at December 31, 2005, of which $2.4 billion represented short-term credit facilities and $5.6 billion represented long-term credit facilities. At December 31, 2004, bank lines of credit totaled $9.0 billion, of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 17.                              Long-Term Debt and Loans Payable — (continued)
which $3.4 billion represented short-term credit facilities and $5.6 billion represented long-term credit facilities. The unused short-term and long-term portions of the credit lines totaled $0.9 billion and $5.6 billion at December 31, 2005, compared with $2.7 billion and $5.6 billion at December 31, 2004. In addition, GM’s consolidated affiliates with non-GM minority shareholders, primarily GM Daewoo, have lines of credit with various banks that totaled $2.5 billion at December 31, 2005, all of which represented long-term facilities. The unused portion of the credit lines totaled $1.5 billion at December 31, 2005. Certain bank lines of credit contain covenants with which the Corporation and applicable subsidiaries were in compliance throughout the year ended December 31, 2005.
      In view of GM’s recent restatement of its prior financial statements, GM believes that there is substantial uncertainty as to whether the bank syndicate would be required to honor a borrowing request under its $5.6 billion long-term credit facility, and therefore there is a high risk that GM would not be able to borrow under this facility. GM believes that issues also may arise from its restatement under various financing agreements, which consist principally of obligations under sale/ leaseback transactions and other lease obligations and do not include GM’s public debt indentures, as to which GM is a party. GM has evaluated the effect of its restatement under these financing agreements, including its legal rights with respect to any claims that could be asserted, and believes that it has sufficient access to liquidity to mitigate any likely impact of these matters.

Financing and Insurance Operations
      Debt was as follows (dollars in millions):

	Weighted-Average
	Interest Rate		December 31,

	2005	2004	2005	2004

Payable within one year
Current portion of long-term debt(1)	4.9%	3.9%	$41,733	$37,300
Commercial paper(1)	5.5%	2.5%	528	8,416
All other	4.6%	2.8%	39,793	45,327

Total loans payable			82,054	91,043

Payable beyond one year(1)	5.2%	4.9%	171,699	176,090
Unamortized discount			(538)	(650)
Mark to market adjustment			2	1,274

Total long-term debt and loans payable			171,163	176,714
Total debt			$253,217	$267,757

Total consolidated notes and loans payable			$285,750	$300,279

(1)	The weighted-average interest rates include the effect of interest rate swap agreements.
      Debt payable beyond one year at December 31, 2005 included maturities as follows: 2007 — $33.9 billion; 2008 — $25.6 billion; 2009 — $10.0 billion; 2010 — $8.8 billion; 2011 and after — $93.4 billion.
      Amounts payable beyond one year after consideration of foreign currency swaps at December 31, 2005 included $23.9 billion in currencies other than the U.S. dollar, primarily the Canadian dollar ($8.1 billion), the euro ($6.6 billion), the U.K. pound sterling ($6.1 billion), and the Australian dollar ($1.4 billion).

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Long-Term Debt and Loans Payable — (concluded)
      At December 31, 2005 and 2004, debt for FIO included $93.2 billion and $137 billion, respectively, of obligations with fixed interest rates and $160.0 billion and $130.8 billion, respectively, of obligations with variable interest rates (predominantly LIBOR), after considering the impact of interest rate swap agreements.
      To achieve its desired balance between fixed and variable rate debt, GM has entered into interest rate swap, cap, and floor agreements. The notional amounts of such agreements as of December 31, 2005 for FIO were approximately $104.5 billion relating to swap agreements ($75.4 billion pay variable and $29.1 billion pay fixed). The notional amounts of such agreements as of December 31, 2004 for FIO were approximately $85.9 billion relating to swap agreements ($56.7 billion pay variable and $29.2 billion pay fixed).
      GM’s FIO business maintains substantial lines of credit with various banks that totaled $47.2 billion at December 31, 2005, of which $11.2 billion represented short-term credit facilities and $36 billion represented long-term credit facilities. At December 31, 2004, bank lines of credit totaled $60.3 billion, of which $23 billion represented short-term credit facilities and $37.3 billion represented long-term credit facilities. The unused short-term and long-term portions of the credit lines totaled $3.1 billion and $32.2 billion at December 31, 2005 compared with $8.5 billion and $35.9 billion at December 31, 2004. Certain bank lines of credit contain covenants with which the Corporation and applicable subsidiaries were in compliance throughout the year ended December 31, 2005.

Note 18.	Pensions and Other Postretirement Benefits
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
      GM’s funding policy with respect to its qualified pension plans is to contribute annually not less than the minimum required by applicable law and regulations, or to directly pay benefit payments where appropriate. GM made pension contributions to the U.S. hourly and salaried, other U.S., and non-U.S. pension plans, or made direct payments where appropriate, as follows (dollars in millions):

	2005	2004	2003

U.S. hourly and salaried	$—	$—	$18,504
Other U.S.	125	117	117
Non-U.S.	708	802	442
      In 2006, GM does not have any contributions due for its U.S. hourly plan. In February 2006, GM contributed $1.7 million into its salaried pension plan. This contribution was a required contribution on behalf of GM employees who were former participants in the Saturn PCRP plan, which was merged into the salaried pension plan in 2005. GM does not expect to make any additional contributions into the salaried pension plan in 2006. During 2006, GM expects to contribute or pay benefits of approximately $100 million to its other U.S. pension plans and $500 million to its primary non-U.S. pension plans, which include GM Canada Limited, Adam Opel and Vauxhall.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Pensions and Other Postretirement Benefits — (continued)
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
      In 2004, GM contributed a total of $9.0 billion to plan assets including $8.8 billion to its U.S. hourly and salaried Voluntary Employees Beneficiary Association (VEBA) trusts for OPEB plans (consisting of $8.4 billion in cash and $0.4 billion in XM Satellite Radio Holdings, Inc. common stock shares) and $0.2 billion to a salaried 401(h) account. This was the first such contribution related to the salaried OPEB plan and 401(h) account. Contributions by participants to the other OPEB plans were $89 million and $87 million for the years ended December 31, 2005 and 2004, respectively. In 2005, GM withdrew a total of $3.2 billion from plan assets of its VEBA trusts for OPEB plans. GM withdrew $1 billion from its VEBA trust on February 1, 2006 and another $1 billion from its VEBA trust on March 1, 2006.
      GM uses a December 31 measurement date for the majority of its U.S. pension plans and a September 30 measurement date for U.S. OPEB plans. GM’s measurement dates for its Canadian, Adam Opel and Vauxhall Motors primary non-U.S. pension plans are November 30, September 30 and September 30, respectively. GM’s measurement dates for its Canadian and South African non-U.S. OPEB plans are December 31.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Pensions and Other Postretirement Benefits — (continued)

	U.S. Plans		Non-U.S. Plans				Non-U.S.
	Pension Benefits		Pension Benefits		U.S. Other Benefits		Other Benefits

	2005	2004	2005	2004	2005	2004	2005	2004

	(Dollars in millions)
Change in benefit obligations
Benefit obligation at beginning of year	$90,760	$87,285	$18,056	$15,088	$73,772	$64,547	$3,702	$2,995
Service cost	1,117	1,097	322	247	702	566	50	39
Interest cost	4,883	5,050	965	892	4,107	3,726	218	201
Plan participants’ contributions	22	22	27	26	88	85	1	2
Amendments	(65)	54	113	163	—	10	—	—
Actuarial losses	(975)	3,683	2,233	1,040	6,720	8,527	(200)	288
Benefits paid	(6,695)	(6,605)	(911)	(806)	(4,208)	(3,690)	(118)	(114)
Exchange rate movements	—	—	(942)	1,201	—	—	—	—
Curtailments, settlements, and other	86	174	778	205	—	1	107	291

Benefit obligation at end of year	89,133	90,760	20,641	18,056	81,181	73,772	3,760	3,702

Change in plan assets
Fair value of plan assets at beginning of year	90,886	86,169	9,023	7,560	16,016	9,998	—	—
Actual return on plan assets	10,924	11,046	1,382	814	2,258	981	—	—
Employer contributions	125	117	505	802	2,008	5,037	—	—
Plan participants’ contributions	22	22	27	26	—	—	—	—
Benefits paid	(6,695)	(6,605)	(911)	(806)	—	—	—	—
Exchange rate movements	—	—	(119)	627	—	—	—	—
Curtailments, settlements, and other	(12)	137	18	—	—	—	—	—

Fair value of plan assets at end of year	95,250	90,886	9,925	9,023	20,282	16,016	—	—

Funded status(1)	6,117	126	(10,716)	(9,033)	(60,899)	(57,756)	(3,760)	(3,702)
Unrecognized actuarial loss	25,538	31,604	6,554	5,411	30,592	27,345	1,698	1,326
Unrecognized prior service cost	4,616	5,862	770	808	(714)	(445)	(584)	51
Unrecognized transition obligation	—	—	28	39	—	—	—	—
Employer contributions/withdrawals in fourth quarter	—	—	203	—	(1,176)	4,000	—	—
Benefits paid in fourth quarter	—	—	—	—	846	999	—	—
Business Combination after Measurement Date	—	—	(187)	—	—	__ —	—	—

Net amount recognized	$36,271	$37,592	$(3,348)	$(2,775)	$(31,351)	$(25,857)	$(2,646)	$(2,325)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$37,280	$38,570	$296	$349	$—	$—	$—	$—
Accrued benefit liability	(1,177)	(1,152)	(10,127)	(8,303)	(31,351)	(25,857)	(2,646)	$(2,325)
Intangible asset	—	—	743	765	—	—	—	—
Accumulated other comprehensive income	168	174	5,740	4,414	—	—	—	—

Net amount recognized	$36,271	$37,592	$(3,348)	$(2,775)	$(31,351)	$(25,857)	$(2,646)	$(2,325)

(1)	Includes overfunded status of the combined U.S. hourly and salaried pension plans of $7.5 billion as of December 31, 2005, and $1.6 billion as of December 31, 2004.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Pensions and Other Postretirement Benefits — (continued)
      The total accumulated benefit obligation, the accumulated benefit obligation and fair value of plan assets for GM’s pension plans with accumulated benefit obligations in excess of plan assets, and the projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets are as follows (dollars in millions):

	U.S. Plans		Non-U.S. Plans

	2005	2004	2005	2004

Accumulated Benefit Obligation	$86,885	$88,053	$19,714	$17,097
Plans with ABO in excess of plan assets
ABO	$1,207	$1,224	$19,232	$16,631
Fair value of plan assets	30	85	9,249	8,388
Plans with PBO in excess of plan assets
PBO	$1,703	$31,176	$20,515	$17,907
Fair value of plan assets	295	29,548	9,622	8,708
      The components of pension and OPEB expense along with the assumptions used to determine benefit obligations are as follows (dollars in millions):

				Non-U.S. Plans						Non-U.S.
	U.S. Plans Pension Benefits			Pension Benefits			U.S. Other Benefits			Other Benefits

	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003

Components of expense
Service cost	$1,117	$1,097	$919	$322	$247	$228	$702	$566	$503	$50	$39	$34
Interest cost	4,883	5,050	5,162	965	892	803	4,107	3,726	3,630	218	201	168
Expected return on plan assets	(7,898)	(7,823)	(6,374)	(740)	(669)	(573)	(1,684)	(1,095)	(444)	—	—	—
Amortization of prior service cost	1,164	1,279	1,148	102	93	101	(70)	(87)	(19)	8	8	7
Amortization of transition obligation/(asset)	—	—	—	6	7	11	—	—	—	—	—	—
Recognized net actuarial loss	2,065	1,857	1,744	281	188	167	2,250	1,138	722	88	62	46
Curtailments, settlements, and other	115	34	27	114	204	49	—	—	—	2	—	3

Net expense	$1,446	$1,494	$2,626	$1,050	$962	$786	$5,305	$4,248	$4,392	$366	$310	$258

Weighted-average assumptions used to determine benefit obligations at December 31(1)
Discount rate	5.70%	5.60%	6.00%	4.72%	5.61%	6.12%	5.45%	5.75%	6.25%	5.00%	6.00%	6.75%
Rate of compensation increase	4.9%	5.0%	5.0%	3.1%	3.2%	3.4%	4.2%	3.9%	4.2%	4.0%	4.0%	4.0%
Weighted-average assumptions used to determine net expense for years ended December 31(2)
Discount rate	5.60%	6.00%	6.75%	5.61%	6.12%	6.23%	5.75%	6.25%	6.75%	6.00%	6.75%	7.00%
Expected return on plan assets	9.0%	9.0%	9.0%	8.5%	8.4%	8.5%	8.8%	8.0%	7.0%	—	—	—
Rate of compensation increase	5.0%	5.0%	5.0%	3.2%	3.4%	3.4%	3.9%	4.2%	4.4%	4.0%	4.0%	4.0%

(1)	Determined as of end of year

(2)	Determined as of beginning of year

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Pensions and Other Postretirement Benefits — (continued)
      In recent years, GM estimated the discount rate for its U.S. pension and OPEB obligations by reference to Moody’s AA Index, Citibank Salomon Smith Barney’s above-median curve, and Watson Wyatt’s bond-matching model as well as benchmarking.
      Beginning with 2005 year-end valuations, GM estimates the discount rate for its U.S. pension and OPEB obligations using an iterative process based on a hypothetical investment in a portfolio of high-quality bonds and a hypothetical reinvestment of the proceeds of such bonds upon maturity (at forward rates derived from a yield curve) until its U.S. pension and OPEB obligations are fully defeased. GM incorporates this reinvestment component into its methodology because it is not feasible, in light of the magnitude and time horizon over which its U.S. pension and OPEB obligations extend, to accomplish full defeasance through direct cash flows from an actual set of bonds selected at any given measurement date. This improved methodology, considered a change in estimate, was developed during 2005 and was adopted because it was deemed superior to the previously available algorithms for estimating assumed discount rates. In particular, this approach permits a better match of future cash outflows related to benefit payments with future cash inflows associated with bond coupons and maturities in the hypothetical described above.
      GM’s discount rate estimation under this iterative process involves four steps:
      First, GM identifies a bond universe that consists of all AA-rated or higher bonds with an amount outstanding greater than $25 million. GM excludes from this universe all callable and convertible bonds, mortgage-backed and asset-backed securities and bonds with a negative credit watch. The bond universe data, including amounts outstanding, market prices, credit ratings and other relevant data, is obtained from Bloomberg.
      Second, GM creates a defeasance portfolio from the bond universe by selecting a set of bonds that would yield cash flows (through coupons, maturation and reinvestment) that are sufficient to defease its U.S. pension and OPEB obligations. Reinvestments are assumed to occur at forward rates calculated using a yield curve developed with the following methodology. For years during which the bond universe has a sufficient number of bonds, the yield curve is based on the yields of such bonds. For future years, when the bond universe does not have a sufficient number of bonds, the yield curve is extrapolated as follows:

•	GM computes the spread between the yield curve and the swap curve (a market-based curve),

•	To extrapolate the yield curve for the period beginning after the last year where substantial bonds are available in the bond universe and ending in year 50, GM adds the spread to the swap curve, which is observable over 50 years, and

•	To extrapolate the yield curve beyond the 50th year, GM assumes that the last one-year forward rate on the yield curve (at the 49th year) remains constant for the remaining years.
      Third, GM determines the market value of the defeasance portfolio using the actual initial market value of the bonds selected as part of the defeasance portfolio.
      Fourth, GM computes the internal rate of return (IRR) of the defeasance portfolio based on its market value as of the measurement date and the final net cash flows from the coupons, maturations and reinvestments. GM uses this IRR as the discount rate for its U.S. pension and OPEB obligations.
      Beginning with 2005 year-end valuations, GM rounds its discount rates for its U.S. pensions and U.S. OPEB plans to the nearest 0.05 percentage point, rather than to the nearest 0.25 percentage point as in prior years.
      Using this new methodology, GM has established for its U.S. pension plans and U.S. OPEB plans discount rates of 5.70% and 5.45%, respectively, for year-end 2005.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Pensions and Other Postretirement Benefits — (continued)
      GM sets the discount rate assumption annually for each of its retirement-related benefit plans at their respective measurement dates to reflect the yield of a portfolio of high quality, fixed-income debt instruments matched against the timing and amounts of projected future benefits.

Assumed Health-care Trend Rates at December 31	2005	2004

Initial Health-care Cost Trend Rate	10.0%	10.5%
Ultimate Health-care Cost Trend Rate	5.0%	5.0%
Number of Years to Ultimate Trend Rate	6	6
      A one percentage point increase in the assumed health care trend rates for all future periods would have increased the U.S. Accumulated Postretirement Benefit Obligation (APBO) by $9.3 billion at December 31, 2005 and the U.S. aggregate service and interest cost components of non-pension postretirement benefit expense for 2005 by $629 million. A one-percentage point decrease would have decreased the U.S. APBO by $7.7 billion and the U.S. aggregate service and interest cost components of non-pension postretirement benefit expense for 2005 by $516 million.
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
      The capital market assumptions underpinning GM’s long-term strategic mix and long-term expected return assumptions are reexamined annually. The reexaminations of capital market assumptions in 2005 reaffirmed both the 9% long-term expected return assumption and GM’s long-term strategic allocation for the U.S. pension plans.
      GM’s strategic asset mix for U.S. pension plans is intended to reduce exposure to equity market risks and to utilize asset classes which are not highly correlated as well as asset classes where active management has historically generated excess returns and places greater emphasis on manager skills to produce excess return while employing various risk mitigation strategies to reduce volatility. In 2005, GM’s target allocations for pension assets fell within the following ranges: global equity, 41%-49%; global bonds, 30%-36%; real estate, 8%-12%; and alternative, 9%-13%.
      With the significant contributions made to GM’s hourly VEBA in 2004, a new investment policy was adopted during the year to manage plan assets under a single investment policy with an expanded range of assets classes. The hourly VEBA is managed to achieve long-term asset returns while maintaining adequate liquidity for reimbursement of benefit payments, as needed. The new asset allocation was implemented on October 1, 2004. In addition, in late 2004, a new salaried VEBA was created and funded. It is primarily invested in shorter-term liquid securities. For 2005, the expected return for the hourly VEBA was 9.0% and the expected return for the salaried VEBA was 4.5%. The blended expected rate of return on VEBA assets was 8.8% in 2005.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Pensions and Other Postretirement Benefits — (concluded)
      U.S. and non-U.S. pension plans and OPEB plans have the following asset allocations, as of their respective measurement dates in 2004 and 2005:

			Plan Assets
	Plan Assets		Primary		Plan Assets
	U.S. Pension		Non-U.S. Pension		OPEB
	Plans Actual		Plans Actual		Actual
	Percentage of		Percentage of		Percentage of
	Plan Assets		Plan Assets		Plan Assets

Asset Category	2005	2004	2005	2004	2005	2004

Equity Securities	47%	47%	61%	61%	52%	41%
Debt Securities	32%	35%	31%	31%	31%	48%
Real Estate	7%	8%	8%	8%	3%	2%
Other	14%	10%	0%	0%	14%	9%

Total	100%	100%	100%	100%	100%	100%

      Equity securities include GM common stock in the amounts of $11 million (less than 1% of total pension plan assets) and $29 million (less than 1% of total pension plan assets) at December 31, 2005 and 2004, respectively. In addition, due to market-neutral investment strategies in place at some of GM’s external asset managers, the pension plan trusts also hold short positions in GM common stock which had a value of $(18) million at December 31, 2005.
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
      GM elected not to defer accounting for the effects of the Act and remeasured GM’s postretirement benefit obligation as of December 8, 2003. The remeasurement reduced GM’s December 31, 2004 APBO by $4.1 billion, increased plan assets by $0.4 billion, and decreased the unrecognized actuarial loss by $4.6 billion. The effect of the Act on 2005 and 2004 OPEB expense is included in the tables above.
      The following benefit payments, which reflect estimated future employee service, as appropriate, are expected to be paid (dollars in millions):

	Pension Benefits		Other Benefits		Non-U.S. Other Benefits

		Primary Non-	Gross Benefit	Gross Medicare	Gross Benefit	Gross Medicare
	U.S. Plans	U.S. Plans	Payments	Part D Receipts	Payments	Part D Receipts

2006	6,794	834	4,337	181	128	—
2007	6,693	865	4,637	271	137	—
2008	6,728	905	4,916	301	147	—
2009	6,744	940	5,163	328	157	—
2010	6,754	979	5,383	353	167	—
2011-2015	$33,517	$5,443	$29,187	$2,116	$993	$—

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Commitments and Contingent Matters

Commitments
      GM had the following minimum commitments under noncancelable capital leases having remaining terms in excess of one year, primarily for property (dollars in millions):

						2011
	2006	2007	2008	2009	2010	and after

Minimum commitments	$194	$190	$446	$148	$141	$874
Sublease income	(19)	(19)	(19)	(19)	(19)	(301)

Net minimum commitments	$175	$171	$427	$129	$122	$573

      GM had the following minimum commitments under noncancelable operating leases having remaining terms in excess of one year, primarily for property (dollars in millions):

						2011
	2006	2007	2008	2009	2010	and after

Minimum commitments	$1,076	$895	$1,368	$749	$770	$4,073
Sublease Income	(246)	(247)	(241)	(236)	(227)	(2,592)

Net minimum commitments	$830	$648	$1,127	$513	$543	$1,481

      Certain of these minimum commitments fund the obligations of non-consolidated VIEs. Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $1,034 million, $990 million, and $926 million in 2005, 2004, and 2003, respectively.
      GM sponsors a credit card program, entitled the GM Card program, which offers rebates that can be applied primarily against the purchase or lease of GM vehicles. The amount of rebates available to qualified cardholders (net of deferred program income) was $4.5 billion, $4.5 billion, and $4.1 billion at December 31, 2005, 2004, and 2003, respectively.
      GM has guarantees related to its performance under operating lease arrangements and the residual value of leased assets totaling $639 million (included in table above). Expiration dates vary, and certain leases contain renewal options. The fair value of the underlying assets is expected to fully mitigate GM’s obligations under these guarantees. Accordingly, no liabilities were recorded with respect to such guarantees.
      Also, GM has entered into agreements with certain suppliers and service providers that guarantee the value of the supplier’s assets and agreements with third parties that guarantee fulfillment of certain suppliers’ commitments. The maximum exposure under these commitments amounts to $106 million.
      GMAC has guaranteed certain amounts related to the securitization of mortgage loans, agency loan programs, loans sold with recourse, and the repayment of third-party debt. In addition, GMAC issues financial standby letters of credit as part of their financing and mortgage operations. At December 31, 2005, approximately $28 million was recorded with respect to these guarantees, the maximum exposure under which is approximately $10.3 billion.
      In connection with certain divestitures prior to January 1, 2003, GM has provided guarantees with respect to benefits for former GM employees relating to pensions, postretirement health care, and life insurance. Other than items pertaining to the fourth quarter 2005 charge with respect to the contingent exposures relating to the Delphi Chapter 11 filing, including under the benefit guarantees, the maximum exposure under these agreements cannot be estimated due to the nature of these indemnities. No amounts have been recorded for such indemnities as the Corporation’s obligations under them are not probable and estimable.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Commitments and Contingent Matters — (continued)
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

Contingent Matters
      Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, governmental investigations, claims, and proceedings are pending against the Corporation, including a number of shareholder class actions, bondholder class actions, shareholder derivative suits and ERISA class actions and other matters arising out of alleged product defects including asbestos-related claims; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier, and other contractual relationships; and environmental matters.
      GM has established reserves for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, incurred but not reported asbestos-related claims, environmental remediation programs, or sanctions, that if granted, could require the Corporation to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2005. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation’s consolidated financial condition or results of operations.

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
      Delphi has indicated to GM that it expects no disruption in its ability to supply GM with the systems, components and parts it needs as Delphi pursues a restructuring plan under the Chapter 11 process. Although the challenges faced by Delphi during its restructuring process could create operating and financial risks for GM, that process is also expected to present opportunities for GM, but there can be no assurance that GM will be able to realize any benefits.
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Commitments and Contingent Matters — (continued)
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
      Each Benefit Guarantee Agreement contains separate benefit guarantees relating to pension, post-retirement health care and life insurance benefits. These limited benefit guarantees each have separate triggering events that initiate potential GM liability if Delphi fails to provide the corresponding benefit at the required level. Therefore, it is possible that GM could incur liability under one of the guarantees (e.g., pension) without triggering the other guarantees (e.g., post-retirement health care or life insurance). In addition, with respect to pension benefits, GM’s obligation under the pension benefit guarantees only arises to the extent that the combination of pension benefits provided by Delphi and the Pension Benefit Guaranty Corporation (PBGC) falls short of the amounts GM has guaranteed.
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Commitments and Contingent Matters — (concluded)
subject to partial or complete discharge in the Delphi reorganization proceeding. As a result, GM’s claims for indemnity may not be paid in full.
      As part of the discussion to attain GM’s tentative health-care agreement with the UAW, GM provided former GM employees who became Delphi employees the potential to earn up to seven years of credited service for purposes of eligibility for certain health-care benefits under the GM/ UAW benefit guarantee agreement.
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
      See Note 27 for subsequent events.

Note 20.	Stockholders’ Equity
      The following table presents changes in capital stock for the period from January 1, 2003 to December 31, 2005 (dollars in millions):

	Common Stocks
			Total
	$1 2/3		Capital
	Par Value	Class H	Stock

Balance at January 1, 2003	$936	$96	$1,032
Shares issued	1	15	16
Hughes split-off	—	(111)	(111)

Balance at December 31, 2003	937	—	937
Shares issued	5	—	5

Balance at December 31, 2004	942	—	942
Shares issued	1	—	1

Balance at December 31, 2005	$943	$—	$943

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Stockholders’ Equity — (concluded)

GM Class H Stock
      Effective December 22, 2003, GM split off Hughes by distributing Hughes common stock to the holders of GM Class H common stock in exchange for all outstanding shares of GM Class H common stock. All shares of GM Class H common stock were then cancelled.

Common Stock
      The liquidation rights of the GM $1 2/3 par value common stock are subject to certain adjustments if outstanding common stock is subdivided, by stock split or otherwise.

Other Comprehensive Income
      The changes in the components of other comprehensive income (loss) are reported net of income taxes, as follows (dollars in millions):

	Years Ended December 31,

	2005			2004			2003

	Pre-tax	Tax Exp.	Net	Pre-tax	Tax Exp.	Net	Pre-tax	Tax Exp.	Net
	Amount	(Credit)	Amount	Amount	(Credit)	Amount	Amount	(Credit)	Amount

Foreign currency translation adjustments	$(962)	$(434)	$(528)	$1,237	$616	$621	$1,642	$673	$969
Unrealized (loss) gain on securities:
Unrealized holding gain gain	216	76	140	299	114	185	465	166	299
Reclassification adjustment	(165)	(60)	(105)	(80)	(28)	(52)	(84)	(31)	(53)

Net unrealized gain	51	16	35	219	86	133	381	135	246
Minimum pension liability adjustment	(1,320)	(562)	(758)	(874)	(303)	(571)	33,378	12,623	20,755
Net unrealized gain on derivatives	219	75	144	701	163	538	329	73	256

Other comprehensive income (loss)	$(2,012)	$(905)	$(1,107)	$1,283	$562	$721	$35,730	$13,504	$22,226

Note 21.	Earnings (Loss) Per Share Attributable to Common Stock
      Earnings per share (EPS) attributable to each class of GM common stock was determined based on the attribution of earnings to each such class of common stock for the period divided by the weighted-average number of common shares for each such class outstanding during the period. Diluted EPS attributable to each class of GM common stock considers the effect of potential common shares, unless the inclusion of the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 21.     Earnings (Loss) Per Share Attributable to Common Stock — (continued)
potential common shares would have an antidilutive effect. The attribution of earnings to each class of GM common stock was as follows (dollars in millions):

	Years Ended December 31,

	2005	2004	2003

Earnings (loss)attributable to common stocks
$1 2/3 par value
Continuing operations	$(10,458)	$2,804	$2,899
Discontinued operations	—	—	(48)
Gain on sale of discontinued operations	—	—	1,249
Cumulative effect of accounting change	(109)	—	—

Earnings (loss) attributable to $1 2/3 par value	$(10,567)	$2,804	$4,100
Earnings (loss) from discontinued operations attributable to Class H	$—	$—	$(241)

Total earnings (loss) attributable to common stocks	$(10,567)	$2,804	$3,859

      For the period prior to December 22, 2003, the date GM completed its split-off of Hughes, earnings attributable to GM $1 2/3 par value common stock represent the earnings attributable to all GM common stocks, reduced by the Available Separate Consolidated Net Income (ASCNI) of Hughes for the period for which GM Class H common stock was outstanding.
      The calculated loss used for computation of the ASCNI of Hughes are then multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding (1.1 billion as of December 22, 2003) and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which if issued and outstanding would represent a 100% interest in the earnings of Hughes (the “Average Class H dividend base”). The Average Class H dividend base was 1.4 billion at December 22, 2003, the date GM completed its split-off of Hughes and the GM Class H common stock ceased to be outstanding.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 21.     Earnings (Loss) Per Share Attributable to Common Stock — (continued)
      The reconciliation of the amounts used in the basic and diluted earnings per share computations for income from continuing operations was as follows (dollars in millions except per share amounts):

	$1 2/3 Par Value Common Stock

			Per Share
	Income	Shares	Amount

Year ended December 31, 2005
Basic EPS
Income (loss) from continuing operations attributable to common stocks	$(10,458)	565	$(18.50)
Effect of Dilutive Securities
Assumed exercise of dilutive stock options	—	—	—

Diluted EPS
Adjusted income (loss) attributable to common stocks	$(10,458)	565	$(18.50)

Year ended December 31, 2004
Basic EPS
Income from continuing operations attributable to common stocks	$2,804	565	$4.97
Effect of Dilutive Securities
Assumed exercise of dilutive stock options	—	2	(0.03)

Diluted EPS
Adjusted income attributable to common stocks	$2,804	567	$4.94

Year ended December 31, 2003
Basic EPS
Income from continuing operations attributable to common stocks	$2,899	561	$5.17
Effect of Dilutive Securities
Assumed exercise of dilutive stock options	—	8	(0.08)

Diluted EPS
Adjusted income attributable to common stocks	$2,899	569	$5.09

      Certain stock options and convertible securities were not included in the computation of diluted earnings per share for the periods presented since the instruments’ underlying exercise prices were greater than the average market prices of GM $1 2/3 par value common stock and inclusion would be antidilutive. Such shares not included in the computation of diluted earnings per share were 111 million, 88 million, and 176 million as of December 31, 2005, 2004, and 2003, respectively. In addition, for periods in which there was a loss attributable to common stocks, options to purchase shares of GM $1 2/3 par value common stock with the underlying exercise prices less than the average market prices were outstanding, but were excluded from the calculations of diluted loss per share, as inclusion of these securities would have reduced the net loss per share.
      As of December 31, 2005 GM had $8.1 billion of convertible debentures outstanding, including $1.2 billion principal amount of 4.5% Series A convertible senior debentures due 2032 (Series A), $2.6 billion principal amount of 5.25% Series B convertible senior debentures due 2032 (Series B), and $4.3 billion principal amount of 6.25% Series C convertible senior debentures due 2033 (Series C). In October 2004, the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21.	Earnings (Loss) Per Share Attributable to Common Stocks — (concluded)
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

1)	If the closing sale price of GM’s $1 2/3 par value common stock exceeds 120% of the conversion price of that security (which closing prices are $70.20 for the Series A securities, $64.90 for the Series B securities, and $47.62 for the Series C securities) for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; or

2)	During the five business day period after any nine consecutive trading day period in which the trading price of the debentures for each day of such period was less than 95% of the product of the closing sale price of GM’s $1 2/3 par value common stock multiplied by the number of shares issuable upon conversion of $25.00 principal amount of the debentures; or

3)	If the debentures have been called for redemption (Series A on March 6, 2007, Series B on March 6, 2009 and Series C on July 20, 2010); or

4)	Upon the occurrence of specified corporate events; or

5)	If the investor requires GM to repurchase the debentures on the specified repurchase dates for each security (Series A: March 6 of 2007, 2012, 2017, 2022, and 2027, or, if any of those days is not a business day, the next succeeding business day; Series B: March 6 of 2014, 2019, 2024, and 2029, or, if any of those days is not a business day, the next succeeding business day; Series C: July 15 of 2018, 2023 and 2028 or, if any of those days is not a business day, the next succeeding business day).
      No shares potentially issuable to satisfy the in-the-money-amount of the convertible debentures have been included in diluted earnings per share as of December 31, 2005, as the convertible debentures have not met the requirements for conversion.

Note 22.	Derivative Financial Instruments and Risk Management
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22.	Derivative Financial Instruments and Risk Management — (concluded)
commodities, GM typically hedges exposures up to three years in the future. For the year ended December 31, 2005, hedge ineffectiveness associated with instruments designated as cash flow hedges decreased cost of sales and other expenses by $37 million. For the year ended December 31, 2004, hedge ineffectiveness associated with instruments designated as cash flow hedges decreased cost of sales and other expenses by $26 million. Derivative gains and losses included in other comprehensive income are reclassified into earnings at the time that the associated hedged transactions impact the income statement. For the year ended December 31, 2005, net derivative losses of $208 million were reclassified to cost of sales and other expenses and net derivative gains of $200 million were reclassified to revenue. For the year ended December 31, 2004, net derivative gains of $245 million were reclassified to cost of sales and other expenses. These net losses/gains were offset by net gains/losses on the transactions being hedged. Approximately $103 million of net derivative gains included in other comprehensive income at December 31, 2005, is expected to be reclassified into earnings within 12 months from that date. For the years ended December 31, 2005 and 2004, there were net gains of approximately $47 million and $26 million, respectively, which were reclassified into earnings as a result of discontinuance of certain commodity cash flow hedges because it was probable that the original forecasted transactions will not occur.

Fair Value Hedges
      GM uses financial instruments designated as fair value hedges to manage certain of the Corporation’s exposure to interest rate risk. GM is subject to market risk from exposures to changes in interest rates due to its financing, investing, and cash management activities. A variety of instruments is used to hedge GM’s exposure associated with its fixed rate debt and mortgage servicing rights (MSRs). For the year ended December 31, 2005, hedge ineffectiveness associated with instruments designated as fair value hedges, primarily due to hedging of MSRs, decreased selling, general, and administrative expenses by $34 million and decreased selling, general, and administrative expenses by $104 million in 2004. Changes in time value of the instruments (which are excluded from the assessment of hedge effectiveness) decreased selling, general, and administrative expenses by $59 million in 2005 and $180 million in 2004.

Net Investment Hedges
      GM uses foreign currency denominated debt to hedge the foreign currency exposure of its net investments in foreign operations. Foreign currency translation gains and losses related to these debt instruments are recorded in Other Comprehensive Loss as a foreign currency translation adjustment. For the years ended December 31, 2005 and 2004, a $142 million and $64 million unrealized loss were recorded in accumulated foreign currency translation.

Undesignated Derivative Instruments
      Forward contracts and options not designated as hedging instruments under SFAS No. 133 may also be used to hedge certain foreign currency, commodity, and interest rate exposures. Unrealized gains and losses on such instruments are recognized currently in earnings.

Note 23.	Fair Value of Financial Instruments
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23.	Fair Value of Financial Instruments — (concluded)
      Book and estimated fair values of financial instruments, for which it is practicable to estimate fair value, were as follows (dollars in millions):

	December 31,

	2005		2004

	Book Value	Fair Value	Book Value	Fair Value
AUTOMOTIVE AND OTHER OPERATIONS
ASSETS
Other assets(1)	$1,830	$1,310	$841	$520
Derivative assets	$1,767	$1,767	$2,089	$2,089

LIABILITIES
Long-term debt(2)	$31,014	$20,837	$30,460	$31,276
Other liabilities(1)	$535	$447	$537	$591
Derivative liabilities	$859	$859	$724	$724

FINANCING AND INSURANCE OPERATIONS
ASSETS
Finance receivables — net(3)	$180,793	$181,090	$199,600	$199,827
Derivative assets	$3,000	$3,000	$9,489	$9,489

LIABILITIES
Debt(2)	$253,217	$244,956	$267,757	$268,813
Derivative liabilities	$2,444	$2,444	$953	$953
Other liabilities	$5,930	$5,830	$4,230	$4,106

(1)	Other assets include various financial instruments (e.g., long-term receivables and certain investments) that have fair values based on discounted cash flows, market quotations, and other appropriate valuation techniques. The fair values of retained subordinated interests in trusts and excess servicing assets (net of deferred costs) were derived by discounting expected cash flows using current market rates. Estimated values of Industrial Development Bonds, included in other liabilities, were based on quoted market prices for the same or similar issues.

(2)	Long-term debt has an estimated fair value based on quoted market prices for the same or similar issues or based on the current rates offered to GM for debt of similar remaining maturities.

(3)	The fair value was estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to each category of finance receivables.
      Due to their short-term nature, the book value approximates fair value for cash and marketable securities, accounts and notes receivable (less allowances), accounts payable (principally trade), Auto & Other loans payable and FIO debt payable within one year for the periods ending December 31, 2005 and 2004.

Note 24.	Stock Incentive Plans
      GM’s stock incentive plans consist of the General Motors 2002 Stock Incentive Plan, formerly the 1997 General Motors Amended Stock Incentive Plan (GMSIP), the General Motors 1998 Salaried Stock Option Plan (GMSSOP), and the General Motors 2002 Long Term Incentive Plan (GMLTIP). The GMSIP and the GMLTIP are administered by the Executive Compensation Committee of the GM Board. The GMSSOP is administered by the Vice President of Global Human Resources.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24.	Stock Incentive Plans — (continued)
      Under the GMSIP, 27.4 million shares of GM $1 2/3 par value common stock may be granted from June 1, 2002, through May 31, 2007, of which approximately 4.9 million were available for grants at December 31, 2005. Any shares granted and undelivered under the GMSIP, due primarily to expiration or termination, become again available for grant. Options granted prior to 1997 under the GMSIP generally are exercisable one-half after one year and one-half after two years from the dates of grant. Stock option grants awarded since 1997 vest ratably over three years from the date of grant. Option prices are 100% of fair market value on the dates of grant and the options generally expire 10 years from the dates of grant, subject to earlier termination under certain conditions.
      Under the GMSSOP, which commenced January 1, 1998 and ends December 31, 2007, the number of shares of GM $1 2/3 par value common stock that may be granted each year is determined by management. Approximately 0.8 million shares of GM $1 2/3 par value common stock were available for grants at December 31, 2005. Stock options vest one year following the date of grant and are exercisable two years from the date of grant. Option prices are 100% of fair market value on the dates of grant and the options generally expire 10 years and two days from the dates of grant subject to earlier termination under certain conditions.
      The GMLTIP consists of award opportunities granted to participants that are based on the achievement of specific corporate business criteria. The target number of shares of GM $1 2/3 par value common stock that may be granted each year is determined by management. These grants are subject to a three-year performance period and the final award payout may vary based on the achievement of those criteria. The condition for all three plans is a minimum percentile ranking of GM’s Total Shareholder Return among the companies in the S&P 500.
      As of December 31, 2005, approximately 4.8 million target shares were outstanding under the GMLTIP. Of these outstanding shares, a total of 2.8 million were granted in 2003 and 2004 at a grant-date fair value of $37.28, and $49.33, respectively. Management intends to settle these awards with GM $1 2/3 par value common stock. Of the remaining outstanding shares, approximately 2.0 million shares were granted in 2005 at a fair value of $39.13. Management intends to settle these awards in cash. The preceding is the targeted number of shares that would finally be granted should the targeted performance condition be achieved. Final payout is subject to approval by the Executive Compensation Committee of the Board of Directors.
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005		2004		2003

	GM	GM	GM	GM	GM	GM
	SIP	SSOP	SIP	SSOP	SIP	SSOP

Interest rate	3.8%	—%	3.1%	3.1%	2.9%	2.9%
Expected life (years)	6.0	—	5.0	5.0	5.0	5.0
Expected volatility	32.5%	—%	33.9%	33.9%	35.4%	35.4%
Dividend yield	5.5%	—%	3.7%	3.7%	5.0%	5.0%

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24.	Stock Incentive Plans — (continued)
      Changes in the status of outstanding options were as follows:

	GMSIP		GMSSOP
	$1 2/3 Par Value Common		$1 2/3 Par Value Common

		Weighted-		Weighted-
	Shares	Average	Shares	Average
	under	Exercise	under	Exercise
	Option	Price	Option	Price

Options outstanding at
January 1, 2003	65,822,160	$56.45	18,957,199	$59.91
Granted	11,148,605	$40.06	5,666,127	$40.05
Exercised	1,489,170	$42.28	—	—
Terminated	996,029	$55.06	233,270	$56.92

Options outstanding at December 31, 2003	74,485,566	$54.38	24,390,056	$55.33
Granted	8,055,460	$53.83	3,315,479	$53.92
Exercised	1,346,996	$40.77	31,320	$47.92
Terminated	1,738,737	$55.26	83,589	$54.02

Options outstanding at December 31, 2004	79,455,293	$54.53	27,590,626	$55.17

Granted	8,024,090	$36.33	—	$—
Exercised	337,324	$33.14	—	$—
Terminated	3,011,473	$48.20	376,991	$53.51

Options outstanding at December 31, 2005	84,130,586	$53.11	27,213,635	$55.19

Options exercisable at December 31, 2003	48,932,216	$58.56	13,825,058	$63.29

December 31, 2004	59,445,049	$56.69	18,667,303	$59.94

December 31, 2005	68,207,480	$55.55	23,953,781	$55.37

      The weighted-average grant-date fair value was $7.23, $12.82 and $8.58 for GMSIP options granted in 2005, 2004, and 2003, respectively. The grant-date fair value was $12.85 in 2004 and $8.58 in 2003 for GMSSOP options granted.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24.	Stock Incentive Plans — (concluded)
      The following table summarizes information about GM’s stock option plans at December 31, 2005:

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life (yrs.)	Price	Exercisable	Price

GMSIP $1 2/3 Par Value Common
$20.00 to $39.99	7,608,141	9.1	$36.34	100,334	$36.58
40.00 to 49.99	22,255,719	4.0	$42.66	18,812,269	$43.13
50.00 to 59.99	34,561,835	6.1	$51.96	29,589,986	$51.63
60.00 to 83.50	19,704,891	3.5	$73.40	19,704,891	$73.40

$20.00 to $83.50	84,130,586	5.2	$53.11	68,207,480	$55.55

GMSSOP $1 2/3 Par Value Common
$40.05	5,513,298	7.1	$40.05	5,513,298	$40.05
46.59	2,218,613	2.0	$46.59	2,218,613	$46.59
50.46	4,828,683	6.0	$50.46	4,828,683	$50.46
52.35	3,763,918	5.0	$52.35	3,763,918	$52.35
53.92	3,259,854	8.1	$53.92	—	$—
71.53	3,689,049	3.0	$71.53	3,689,049	$71.53
75.50	3,940,220	4.0	$75.50	3,940,220	$75.50

$40.05 to $75.50	27,213,635	5.3	$55.19	23,953,781	$55.37

Note 25.     Other Income

	Years Ended December 31,

	2005	2004	2003

Automotive and Other Operations
Interest income	$883	$816	$1,389
Rental car lease revenue	1,483	2,112	1,460
Claims, commissions, and grants	968	1,097	916
Gain on sale of GM Defense	—	—	814
Other	538	792	400

Total other income	$3,872	$4,817	$4,979

	Years Ended December 31,

	2005	2004	2003

Financing and Insurance Operations
Interest income	$1,671	$807	$684
Insurance premiums	3,762	3,528	3,178
Mortgage banking revenue	3,268	2,969	4,204
Automotive securitization income	752	753	760
Other	3,435	3,280	2,303

Total other income	$12,888	$11,337	$11,129

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 26:	Segment Reporting
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
      GM’s Auto & Other reportable operating segment consists of GM’s four automotive regions: GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP), which constitute GM Automotive (GMA); and Other. GMNA designs, manufactures, and/or markets vehicles primarily in North America under the following nameplates: Chevrolet, Pontiac, GMC, Buick, Cadillac, Saturn, and HUMMER. GME, GMLAAM, and GMAP primarily meet the demands of customers outside North America with vehicles designed, manufactured, and marketed under the following nameplates: Opel, Vauxhall, Holden, Saab, Buick, Chevrolet, GMC, Cadillac, and Daewoo. Other includes the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, including legacy costs related to postretirement benefits for certain Delphi and other retirees, and certain corporate activities. GM’s FIO reportable operating segment consists of GMAC and Other Financing, which includes financing entities that are not consolidated by GMAC. GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, commercial and vehicle insurance, and asset-based lending.
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 26:	Segment Reporting — (continued)

							Auto &		Other	Total
	GMNA	GME	GMLAAM	GMAP	GMA	Other	Other	GMAC	Financing	Financing

	(Dollars in millions)
2005
Manufactured products sales and revenues:
External customers	$105,452	$29,607	$10,896	$8,446	$154,401	$(52)	$154,349	$—	$—	$—
Intersegment	(4,261)	1,499	715	2,050	3	(3)	—	—	—	—

Total manufactured products	101,191	31,106	11,611	10,496	154,404	(55)	154,349	—	—	—
Financing revenue	—	—	—	—	—	—	—	21,299	196	21,495
Other income	3,564	613	134	397	4,708	(836)	3,872	12,738	150	12,888

Total net sales and revenues	$104,755	$31,719	$11,745	$10,893	$159,112	$(891)	$158,221	$34,037	$346	$34,383

Depreciation and amortization	$7,605	$1,743	$329	$379	$10,056	$17	$10,073	$5,548	$148	$5,696
Interest income(a)	$1,347	$406	$57	$47	$1,857	$(974)	$883	$2,185	$(514)	$1,671
Interest expense	$3,166	$543	$197	$107	$4,013	$(1,140)	$2,873	$12,930	$(35)	$12,895
Income tax expense (benefit)	$(2,540)	$(709)	$622	$(165)	$(2,792)	$(4,392)	$(7,184)	$1,311	$(5)	$1,306
Earnings (losses) of nonconsolidated associates	$(30)	$102	$15	$534	$621	$19	$640	$(6)	$—	$(6)
Net income (loss) from continuing operations	$(8,156)	$(1,177)	$(569)	$(217)	$(10,119)	$(2,697)	$(12,816)	$2,383	$(25)	$2,358
Investments in nonconsolidated affiliates	$60	$359	$155	$2,597	$3,171	$120	$3,291	$308	$(308)	$—
Segment assets	$126,876	$20,954	$4,722	$10,141	$162,693	$(1,040)	$161,653	$320,487	$(1,610)	$318,877
Expenditures for property	$5,555	$1,259	$229	$839	$7,882	$14	$7,896	$279	$4	$283
2004
Manufactured products sales and revenues:
External customers	$112,881	$29,126	$8,045	$5,775	$155,827	$901	$156,728	$—	$—	$—
Intersegment	(2,602)	1,030	673	903	4	(4)	—	—	—	—

Total manufactured products	110,279	30,156	8,718	6,678	155,831	897	156,728	—	—	—
Financing revenue	—	—	—	—	—	—	—	20,331	304	20,635
Other income	4,266	664	74	300	5,304	(487)	4,817	10,857	480	11,337

Total net sales and revenues	$114,545	$30,820	$8,792	$6,978	$161,135	$410	$161,545	$31,188	$784	$31,972

Depreciation and amortization	$6,381	$1,779	$195	$235	$8,590	$39	$8,629	$5,299	$224	$5,523
Interest income(a)	$1,026	$392	$20	$13	$1,451	$(635)	$816	$1,117	$(310)	$807
Interest expense	$2,729	$403	$74	$21	$3,227	$(747)	$2,480	$9,535	$(35)	$9,500
Income tax expense (benefit)	$(599)	$(640)	$31	$(11)	$(1,219)	$(1,221)	$(2,440)	$1,544	$(20)	$1,524
Earnings (losses) of nonconsolidated associates	$40	$102	$(3)	$666	$805	$(16)	$789	$(6)	$—	$(6)
Net income (loss) from continuing operations	$1,409	$(925)	$60	$730	$1,274	$(1,419)	$(145)	$2,968	$(19)	$2,949
Investments in nonconsolidated affiliates	$482	$1,476	$276	$4,541	$6,775	$1	$6,776	$179	$(179)	$—
Segment assets	$126,982	$26,586	$4,192	$4,923	$162,683	$(3,140)	$159,543	$324,217	$(1,413)	$322,804
Expenditures for property	$5,163	$1,331	$158	$496	$7,148	$136	$7,284	$470	$(1)	$469
See notes on next page

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 26:	Segment Reporting — (continued)

							Auto &		Other	Total
	GMNA	GME	GMLAAM	GMAP	GMA	Other	Other	GMAC	Financing	Financing

	(Dollars in millions)
2003
Manufactured products sales and revenues:
External customers	$114,756	$25,960	$4,755	$4,578	$150,049	$803	$150,852	$—	$—	$—
Intersegment	(2,044)	946	555	543	—	—	—	—	—	—

Total manufactured products	112,712	26,906	5,310	5,121	150,049	803	150,852	—	—	—
Financing revenue	—	—	—	—	—	—	—	18,247	630	18,877
Other income	3,598	572	77	217	4,464	515	4,979	11,101	28	11,129

Total net sales and revenues	$116,310	$27,478	$5,387	$5,338	$154,513	$1,318	$155,831	$29,348	$658	$30,006

Depreciation and amortization	$6,199	$1,211	$248	$233	$7,891	$55	$7,946	$5,279	$288	$5,567
Interest income(a)	$1,445	$375	$36	$4	$1,860	$(471)	$1,389	$937	$(253)	$684
Interest expense	$1,762	$343	$119	$11	$2,235	$(455)	$1,780	$7,564	$120	$7,684
Income tax expense (benefit)	$224	$(378)	$(149)	$44	$(259)	$(595)	$(854)	$1,555	$9	$1,564
Earnings (losses) of nonconsolidated associates	$113	$102	$7	$560	$782	$(48)	$734	$(3)	$(4)	$(7)
Net income (loss) from continuing operations	$879	$(466)	$(329)	$576	$660	$(523)	$137	$2,728	$34	$2,762
Investments in nonconsolidated affiliates	$462	$1,139	$431	$3,944	$5,976	$56	$6,032	$50	$(50)	$—
Segment assets	$130,372	$23,951	$3,038	$3,302	$160,663	$1,247	$161,910	$288,350	$51	$288,401
Expenditures for property	$4,650	$1,202	$110	$576	$6,538	$78	$6,616	$473	$2	$475

(a)	Interest income is included in net sales and revenues from external customers.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 26:	Segment Reporting — (concluded)
      Information concerning principal geographic areas was as follows (dollars in millions):

	2005		2004		2003

	Net	Long	Net	Long	Net	Long
	Sales &	Lived	Sales &	Lived	Sales &	Lived
	Revenues	Assets(1)	Revenues	Assets(1)	Revenues	Assets(1)

North America
United States	$127,316	$49,540	$134,380	$46,712	$133,955	$47,354
Canada and Mexico	16,769	12,739	15,484	10,443	14,667	8,530

Total North America	144,085	62,279	149,864	57,155	148,622	55,884
Europe
France	2,612	333	2,669	262	2,429	216
Germany	7,384	4,090	6,710	4,479	5,945	3,996
Spain	2,847	1,182	2,661	1,181	2,143	1,256
United Kingdom	7,859	1,958	7,563	2,273	6,480	2,244
Other	12,944	3,798	13,622	3,805	12,356	3,537

Total Europe	33,646	11,361	33,225	12,000	29,353	11,249
Latin America
Brazil	3,813	784	2,987	609	2,328	584
Other Latin America	3,729	158	2,611	180	1,685	186

Total Latin America	7,542	942	5,598	789	4,013	770
All Other	7,331	3,819	4,830	3,290	3,849	2,820

Total	$192,604	$78,401	$193,517	$73,234	$185,837	$70,723

(1)	Consists of property (Note 13), equipment on operating leases (Note 11), net of accumulated depreciation.

Note 27.	Subsequent Events
      GM withdrew $1 billion from its hourly VEBA trust on February 1, 2006, and an additional $1 billion from its hourly VEBA trust on March 1, 2006.
      On February 6, 2006, the Board declared a quarterly cash dividend of $0.25 per share, a reduction from the quarterly rate of $0.50 per share that had been followed since the first quarter of 1997.
      On March 7, 2006, GM sold 92.36 million shares of its investment in Suzuki for approximately $2.0 billion in cash, reducing its equity stake from 20.4% to approximately 3.7% (16.3 million shares). GM expects a pre-tax gain in the range of $600 million to $650 million.
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 27.	Subsequent Events — (concluded)
and retire. Under the agreement, GM has agreed to assume the financial obligations relating to the lump sum payments to be made to eligible Delphi U.S. hourly employees accepting normal or voluntary retirement incentives and certain post-retirement employee benefit obligations relating to Delphi employees who flow back to GM under the agreement. GM expects to record the costs associated with eligible GM employees under this attrition program in 2006 as employees agree to participate. The estimated costs associated with those eligible UAW-represented Delphi employees who elect to flow back to GM were included in the reserve recorded by GM in 2005 related to contingent liabilities associated with Delphi’s Chapter 11 filing.
      On March 23, 2006, GMAC sold 78% of its equity in GMAC Commercial Mortgage for approximately $1.5 billion in cash. At the closing, GMAC Commercial Mortgage repaid to GMAC approximately $7.3 billion of intercompany loans, bringing GMAC’s total cash proceeds to $8.8 billion. Furthermore, at the closing, GMAC Commercial Mortgage changed its name to Capmark Financial Group Inc. (Capmark). GMAC will also invest an additional $250 million in Capmark trust preferred stock. GMAC’s remaining interest in GMAC Commercial Mortgage will be reflected as an equity method investment.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION
Selected Quarterly Data (Unaudited)

	2005 Quarters(1)

	1st(3)		2nd(4)		3rd(5)		4th(6)

	As Previously		As Previously		As Previously		As Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Announced	Revised

	(Dollars in millions except per share amounts)
Total net sales and revenues	$45,773	$45,773	$48,469	$48,469	$47,182	$47,182	$51,180	$51,180
Income (losses) from continuing operations before income taxes and minority interests	$(2,108)	$(2,294)	$(1,577)	$(1,405)	$(2,722)	$(2,871)	$(7,293)	$(10,361)
Income tax expense (benefit)	(935)	(972)	(330)	(245)	(989)	(1,107)	(2,372)	(3,554)
Minority interests	(16)	(16)	(18)	(18)	(37)	(37)	32	32
Earnings of nonconsolidated associates	85	85	191	191	137	137	221	221
Cumulative effect of accounting change	—	—	—	—	—	—	(109)	(109)

Net income	$(1,104)	$(1,253)	$(1,074)	$(987)	$(1,633)	$(1,664)	$(4,777)	$(6,663)

Basic earnings (losses) per share attributable to $1 2/3 par value	$(1.95)	$(2.22)	$(1.90)	$(1.75)	$(2.89)	$(2.94)	$(8.45)	$(11.78)

Average number of shares of common stock outstanding — basic (in millions) $1 2/3 par value	565	565	565	565	566	566	566	566
Earnings (loss) per share attributable to common stock assuming dilution $1 2/3 par value	$(1.95)	$(2.22)	$(1.90)	$(1.75)	$(2.89)	$(2.94)	$(8.45)	$(11.78)

Average number of shares of common stock outstanding — diluted (in millions) $1 2/3 par value	565	565	565	565	566	566	566	566
Net income by reportable operating segment/ region Automotive and Other Operations
GMNA	$(1,560)	$(1,704)	$(1,194)	$(1,121)	$(2,095)	$(2,165)	$(2,832)	$(3,249)
GME	(525)	(547)	(89)	(112)	(382)	(363)	(220)	(176)
GMLAAM	46	31	33	25	(74)	(68)	(599)	(559)
GMAP	60	70	(612)	(605)	114	126	159	189
Other Operations	146	168	(20)	18	122	145	(1,874)	(3,028)

Net income (loss) — Automotive and Other Operations	(1,833)	(1,982)	(1,882)	(1,795)	(2,315)	(2,325)	(5,366)	(6,823)
Financing and Insurance Operations
Net income — Financing and Insurance Operations	729	729	808	808	682	661	589	160

Net income	$(1,104)	$(1,253)	$(1,074)	$(987)	$(1,633)	$(1,664)	$(4,777)	$(6,663)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION
Selected Quarterly Data (Unaudited) — (continued)

	2005 Year-to-Date(2)

	3 Months Ended		6 Months Ended		9 Months Ended
	March 31, 2005		June 30, 2005		September 30, 2005

	As Previously		As Previously		As Previously
	Reported	Restated	Reported	Restated	Reported	Restated

	(Dollars in millions)
Consolidated
Net cash provided by (used in) continuing operating activities	$(4,137)	(6,148)	$2,489	(1,781)	$3,676	(7,256)
Net cash provided by (used in) continuing investing activities	(2,016)	(5)	1,257	5,527	(179)	10,753
Net cash provided by (used in) continuing financing activities	$(3,007)	(3,007)	(7,066)	(7,066)	(3,772)	(3,772)
Effect of exchange rate changes on cash and cash equivalents	(444)	(444)	(412)	(412)	(120)	(120)

Net increase (decrease) in cash and cash equivalents	$(9,604)	$(9,604)	$(3,732)	$(3,732)	$(395)	$(395)
Automotive and Other Operations
Net cash provided by (used in) continuing operating activities	$(2,555)	$(2,555)	$(2,138)	$(2,138)	$(2,482)	$(1,715)
Net cash provided by (used in) continuing investing activities	154	154	1,817	1,817	2,871	2,871
Net cash provided by (used in) continuing financing activities	(47)	(47)	(519)	(519)	(779)	(779)
Effect of exchange rate changes on cash and cash equivalents	(369)	(369)	(283)	(283)	(36)	(36)
Net transactions with Financing and Insurance	(126)	(126)	420	420	973	206

Net increase (decrease) in cash and cash equivalents	$(2,943)	$(2,943)	$(703)	$(703)	$547	$547
Financing and Insurance Operations
Net cash provided by (used in) continuing operating activities	$(1,582)	(3,593)	$4,627	357	$6,158	(5,541)
Net cash provided by (used in) continuing investing activities	(1,670)	341	440	4,710	(1,550)	9,382
Net cash provided by (used in) continuing financing activities	(3,460)	(3,460)	(7,547)	(7,547)	(4,493)	(4,493)
Effect of exchange rate changes on cash and cash equivalents	(75)	(75)	(129)	(129)	(84)	(84)
Net transactions with Automotive and Other	126	126	(420)	(420)	(973)	(206)

Net increase (decrease) in cash and cash equivalents	$(6,661)	$(6,661)	$(3,029)	$(3,029)	$(942)	$(942)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION
Selected Quarterly Data (Unaudited) — (continued)
(1) Restatement of quarterly results
Previously announced restatements
      GM previously disclosed in a Current Report on Form 8-K dated November 9, 2005, that it would restate its financial statements to correct the accounting for credits and other lump sum payments from suppliers. Additionally, GM has subsequently chosen to restate its financial statements for errors it has identified in all periods presented in this filing. The restatement of GM’s previously reported financial results for the years ended December 31, 2004, 2003, and 2002 have been reflected in our Annual Report on Form 10-K/A for the year ended December 31, 2004. The restatement effects for the first three quarters of 2005 and previously announced fourth quarter and calendar year 2005 results are summarized below.

	2005 Quarters				2005
					Calendar
	1st	2nd	3rd	4th	Year

		(Dollars in millions)
Net (loss)
As originally reported/announced:(a) Quarterly results	$(1,104)	$(1,074)	$(1,633)	$(4,777)
Calendar year results					$(8,554)
Adjustments, net of tax, for:
Supplier credits: quarterly basis(b)	4	11	11	10
annual basis(b)					2
Disposal loss adjustment(c)	(107)	49	17	31	(10)
Benefit plans economic assumptions(d)	(16)	(16)	(16)	(16)	(64)
Other, net-of-tax(e)	(30)	43	(43)	137	107

Total of above adjustments	(149)	87	(31)	162	35
Delphi contingent exposures(f)	—	—	—	(1,248)	(1,248)
GMNA restructuring(g)	—	—	—	(361)	(361)
Goodwill impairment(h)	—	—	—	(439)	(439)

As restated	$(1,253)	$(987)	$(1,664)	$(6,663)	$(10,567)

(a)	Quarterly results previously reported for the first three quarters of 2005 do not include adjustments for the estimated effect of supplier credits, discussed below, that are included in announced fourth quarter and calendar year 2005 results. Accordingly, the sum of the above quarterly results does not equal the announced calendar year results.

(b)	GM erroneously recorded as a reduction to cost of sales certain payments and credits received from suppliers prior to completion of the earnings process. GM concluded that the payments and credits received were associated with agreements for the award of future services or products or other rights and privileges and should be recognized when subsequently earned. The “quarterly basis” adjustments above reflect the totals, net of tax, to correct the original accounting for such credits for each quarter of 2005. Calendar year results for 2005, as previously announced, included an estimate of such effects; accordingly, only the final adjustment to this estimate is shown above on an annual basis.

(c)	GM’s portfolio of vehicles on operating lease with daily rental car entities, which was impaired at lease inception, was prematurely revalued in 2005 to reflect increased anticipated proceeds upon disposal.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION
Selected Quarterly Data (Unaudited) — (continued)

(d)	GM originally estimated its discount rate for the U.S. Hourly pension plan referencing certain indicators which, in view of evolving guidance, did not provide the best estimate to defease the pension liability. The above adjustments represent the amounts, net of tax, to correct the original accounting estimates.

(e)	For quarters covered by this filing, GM has recorded other accounting adjustments it has identified that were not recorded in the proper period. These out-of-period adjustments were not material to the financial statements as originally reported; however, as part of the restatement, they are being recognized in the period in which the underlying transactions occurred. The effect of these adjustments, net-of-tax, was $(30) million, $43 million, $(43) million, and $137 million for each quarter of 2005, respectively. The significant out-of-period adjustments were related to the following matters: (1) Engineering and facility-related expenses recorded in improper periods. (2) Over-depreciation of certain fixed assets. (3) Reconciliation of prior year tax provisions to actual tax returns. Of the $(43) million adjustment in the third quarter, $96 million relates to engineering and facility-related expenses, and $(113) relates to over-depreciation of certain fixed assets. Of the $137 million adjustment in the fourth quarter, $118 million relates to tax matters.
Adjustments to Preliminary Results reported on Form 8-K dated January 26, 2006
      In addition to the above restatement adjustments, GM’s fourth quarter and calendar year 2005 preliminary results reported on Form 8-K dated January 26, 2006 have been adjusted for the following items:

(f)	Delphi Contingent Exposures — Range of contingent exposures reported in preliminary results refined to reflect further developments. GM believes that the range of the contingent exposures is between $5.5 billion and $12 billion, with amounts near the low end of the range considered more possible than amounts near the high end of the range assuming an agreement is reached among GM, Delphi, and Delphi’s unions.

(g)	GMNA Restructuring — Restructuring charges as reported in preliminary results were revised to include GM’s best estimate of costs to be incurred after the expiration of the current labor agreement in September 2007.

(h)	Goodwill Impairment — Recognition of goodwill impairment charges relating to GMAC’s Commercial Finance operating segment. The impairment charges pertain primarily to the goodwill recognized in connection with the 1999 acquisition of The Bank of New York’s commercial finance business.
(2) Restatement of interim statements of cash flows
      GM has restated its statements of cash flows to correct for the erroneous classification of cash flows from certain mortgage transactions within our financing and insurance operations. Certain mortgage loan originations and purchases were not appropriately classified as either operating cash flows or investing cash flows consistent with the original designation as loans held for sale or loans held for investment. In addition, proceeds from sales and repayments related to certain mortgage loans, which initially were classified as mortgage loans held for investment and subsequently transferred to mortgage loans held for sale, were reported as operating cash flows instead of investing cash flows in our consolidated statements of cash flows. Finally, certain non-cash proceeds and transfers were not appropriately presented in the statements of cash

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION
Selected Quarterly Data (Unaudited) — (continued)
flows. The effects of the restatement adjustments on GM’s previously reported interim statements of cash flows for 2005 are summarized below.

	2005 Year-To-Date

	3 Months Ended	6 Months Ended	9 Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005

	(Dollars in millions)
Financing and Insurance Operations
Net cash provided by (used in) operating activities
As originally reported	$(1,582)	$4,627	$6,158
Adjustments for:
Restatement — Mortgage related activity	(2,011)	(4,270)	(10,932)
Reclassification — Net transactions with Automotive/Financing Operations	—	—	(767)

As restated	$(3,593)	$357	$(5,541)

Net cash provided by (used in) investing activities
As originally reported	$(1,670)	$440	$(1,550)
Adjustments for:
Restatement — Mortgage related activity	2,011	4,270	10,932

As restated	$341	$4,710	$9,382

(3) First quarter 2005 results include the following after-tax items:

•	A charge of $148 million for a salaried attrition program relating to voluntary early retirement and other separation programs in the U.S.

•	A charge of $84 million for plant and facility impairments relating to the write-down to fair market value of various plant assets in connection with action to discontinue production at the Lansing assembly plant.

•	A charge of $422 million for the GME restructuring plan, announced in the fourth quarter of 2004, targeting a reduction in annual structural costs of an estimated $600 million by 2006. A total reduction of 12,000 employees, including 10,000 in Germany, from 2005-2007 through separation programs, early retirements, and selected outsourcing initiatives is expected. The charge in the first quarter of 2005 covers approximately 5,650 people, of whom 4,900 are in Germany.
(4) Second quarter 2005 results include the following after-tax items:

•	A charge of $788 million related to the write-down to fair market value, as of June 30, 2005, of GM’s investment in approximately 20% of the common stock of Fuji Heavy Industries (FHI).

•	An additional charge of $126 million, related to the GME restructuring plan noted above and costs related to dissolving GM’s powertrain and purchasing joint ventures with Fiat. The charge covers approximately 600 additional separations, as well as charges related to previous separations that are required to be amortized over future periods.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION
Selected Quarterly Data (Unaudited) — (continued)
(5) Third quarter 2005 results include the following after-tax items:

•	A charge of $788 million ($468 million at GMNA, $176 million at GME, $99 million at GMLAAM, and $45 million at GMAP) for plant and facility impairments reflecting the results of third quarter reviews of the carrying value of long-lived assets held and used, other than goodwill and intangible assets with indefinite lives. The impairments consist of $672 million, after tax, related to product-specific assets that were written down and $116 million, after tax, related to office and production facilities, which were still in service at year-end 2005. There were no employee idling or separation costs and no lease contracts were terminated.

•	An additional charge, related to the GME restructuring plan noted above, of $56 million for approximately 500 additional separations, as well as charges related to previous separations that are required to be amortized over future periods.
(6) Fourth quarter 2005 results include the following after-tax items:

•	A charge of $1.7 billion in connection with the North American manufacturing capacity actions announced in November 2005. This charge includes $1.2 billion associated with the hourly employees at the facilities GM is idling and $455 million for the non-cash write-down of property, plants and equipment.

•	A charge of pre-tax $5.5 billion, $3.6 billion after tax, for GM’s contingent exposures relating to Delphi’s Chapter 11 filing, including under the benefit guarantees for certain former GM U.S. hourly employees who transferred to Delphi. GM believes that the range of the contingent exposures is between $5.5 billion and $12 billion.

•	A gain of $71 million, related to the sale of GM’s investment in the common stock of FHI, due to the appreciation of the fair value of such stock after June 30, 2005, the date of the FHI impairment charge. Also in the fourth quarter, GME recorded cancellation charges of $20 million (after tax) related to FHI, resulting in a net adjustment of $51 million in the fourth quarter.

•	Restructuring charges totaling $114 million, as follows: An additional after-tax charge, related to the GME restructuring plan noted above, of $69 million for approximately 800 additional separations, as well as charges related to previous separations that are required to be amortized over future periods; $38 million at GMAP; and $7 million at Other.

•	A charge of $109 million related to the adoption of FIN 47, “Accounting for Conditional Asset Retirement Obligations,” as of December 31, 2005, which was recorded as the cumulative effect of a change in accounting principle.

•	A benefit of $49 million related to the effect of changes in Polish tax law at a GM Powertrain joint venture. Amount is included in equity income.

•	The recognition of a valuation allowance of $617 million against deferred tax assets at GM do Brasil.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION
Selected Quarterly Data (Unaudited) — (continued)

	2004 Quarters

	1st	2nd	3rd	4th (1)

	(Dollars in millions except per share amounts)
Total net sales and revenues	$47,862	$49,293	$44,934	$51,428
Income (losses) from continuing operations before income taxes and minority interests	$1,216	$1,449	$94	$(1,573)
Income tax expense (benefit)	243	223	(39)	(1,343)
Minority interests	(23)	(23)	(12)	(23)
Earnings of nonconsolidated associates	275	236	162	110

Net income	$1,225	$1,439	$283	$(143)

Basic earnings (losses) per share attributable to $1 2/3 par value	$2.17	$2.55	$0.50	$(0.25)

Average number of shares of common stock outstanding — basic (in millions) $1 2/3 par value	564	565	565	565
Earnings (loss) per share attributable to common stock assuming dilution $1 2/3 par value	$2.15	$2.53	$0.50	$(0.25)

Average number of shares of common stock outstanding — diluted (in millions) $1 2/3 par value	569	568	567	565
Net income (loss) by reportable operating segment/region Automotive and Other Operations
GMNA	$344	$366	$(166)	$865
GME	(109)	(62)	(207)	(547)
GMLAAM	(17)	18	17	42
GMAP	272	253	74	131
Other Operations	(22)	65	(85)	(1,377)

Net income (loss) — Automotive and Other Operations	468	640	(367)	(886)
Financing and Insurance Operations Net income — Financing and Insurance Operations	757	799	650	743

Net income	$1,225	$1,439	$283	$(143)

(1)	Fourth quarter 2004 results include the following:

•	An after-tax gain of $118 million resulting from the contribution of 11 million shares of XM Satellite Radio Holdings Inc. Class A common stock valued at $432 million to GM’s Voluntary Employees’ Beneficiary Association (VEBA);

•	A $78 million after-tax charge related primarily to previously announced facilities rationalization actions at GM’s Baltimore, MD and Linden, NJ plants;

•	A $383 million after-tax charge related to the results of GM’s annual review of the carrying value of its long-lived assets held and used, other than goodwill and intangible assets with indefinite lives;

•	A $136 million after-tax charge related to the write-off of GM’s remaining investment balance in Fiat Auto Holdings, B.V. and reflects completion of an impairment study relating to the carrying value of that investment;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION
Selected Quarterly Data (Unaudited) — (concluded)

•	A $540 million after-tax favorable adjustment for various adjustments resulting from changes in tax laws both in the U.S. and overseas and capital loss carryforwards; and

•	An after-tax charge of $886 million related to the February 13, 2005 GM and Fiat agreement under which GM will pay Fiat approximately $2.0 billion and will return its 10% equity interest in FAH to settle various disputes and terminate the Master Agreement (including the Put Option) entered into in March 2000, and acquire an interest in key strategic diesel engine assets, and other important rights with respect to diesel engine technology and know-how.
      This Item 8 should also be read in conjunction with Part II, Item 8 (Financial Statements and Supplementary Data) of the GMAC Annual Report on Form 10-K for the period ended December 31, 2005, filed separately with the SEC, which is incorporated into this document by reference.

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
      GM’s management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, GM’s chief executive officer and chief financial officer concluded that, as of that date, GM’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at the reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.
      As discussed in Selected Quarterly Data, GM is making certain adjustments to restate previously reported 2005 quarterly financial results. In order to analyze the internal control considerations associated with the adjustments underlying the restatements, GM management evaluated (1) each adjustment as to whether it was caused by an internal control deficiency and (2) the effectiveness of actions that had been taken to remediate identified internal control deficiencies.
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

(B)	A material weakness was identified related to the fact that GM’s management did not adequately design the control procedures used to account for GM’s portfolio of vehicles on operating lease with daily rental car entities, which was impaired at lease inception, and prematurely revalued to reflect increased anticipated proceeds upon disposal. This material weakness was identified in January, 2006, and remediated by discontinuing the premature revaluation of previously recognized impairments.

(C)	In the third quarter of 2005, GM management reported a material weakness in internal controls related to the ineffective operation of the procedures to determine whether an impairment was necessary with respect to the Corporation’s foreign investments accounted for under the equity method which resulted in the failure to timely reduce the carrying value of GM’s investment in the common stock of Fuji Heavy Industries to fair value. GM fully remediated its related controls and procedures related to this matter prior to December 31, 2005. Details of the remediation actions were included in Item 4 of GM’s Amendment No. 1 on Form 10-Q/A for the second quarter of 2005.

(D)	GM management also identified a significant deficiency in internal controls related to accounting for complex contracts. This deficiency was identified as a result of certain contracts being accounted for incorrectly and without appropriate consideration of the economic substance of the contracts. GM management is in the process of remediating this significant deficiency by implementing a delegation of authority for approval of the accounting for complex contracts that requires formal review and approval by experienced accounting personnel.
      Other than indicated above, there were no changes in the Corporation’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
* * * * * *

Item 9B.	Other Information
      None

PART III
GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 10.	Code of Ethics for Senior Executives
      General Motors Corporation has adopted a code of ethics that applies to the Corporation’s directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, Controller, Chief Accounting Officer, and any other persons performing similar functions. The text of GM’s code of ethics, “Winning With Integrity,” has been posted on the Corporation’s Internet website at http://investor.gm.com at “Investor Information — Corporate Governance.”
* * * * * *
Items 10, 11, 12, 13, and 14
      Information required by Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K is incorporated by reference from General Motors Corporation’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the 2005 fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except that the information required by Item 10 with respect to executive officers of the Registrant is included in Item 4A of Part I of this report.
* * * * * *

III-1

PART IV
GENERAL MOTORS CORPORATION AND SUBSIDIARIES
ITEM 15.     Exhibits and Financial Statement Schedule

(a)	1. All Financial Statements and Supplemental Information	See Part II
	2. Financial Statement Schedule II — Allowances for the Years Ended December 31, 2005, 2004, and 2003	IV-3
3. Exhibits
(b)	Exhibits
Exhibits listed below, which have been filed with the SEC pursuant to the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the same effect as filed herewith.

(3)(i)	Restated Certificate of Incorporation dated March 1, 2004 incorporated herein by reference to Exhibit 3(i) to General Motors Corporation’s annual report on Form 10-K filed March 11, 2004.
(3)(ii)†	Bylaws of General Motors Corporation, as amended, dated February 29, 2004
(4)(a)	Indenture, dated as of November 15, 1990, between General Motors Corporation and Citibank, N.A., Trustee, incorporated herein by reference to Exhibit Amendment No. 1(a) to Form S-3 Registration Statement No. 33-41577 filed July 3, 1991.
(4)(b)(i)	Indenture, dated as of December 7, 1995, between General Motors Corporation and Citibank, N.A., Trustee, incorporated herein by reference to Exhibit 4(a) to Amendment No. 1 to Form S-3 Registration Statement No. 33-64229 filed November 14, 1995.
(4)(b)(ii)	First Supplemental Indenture, dated as of March 4, 2002, between General Motors Corporation and Citibank, N.A., incorporated herein by reference to Exhibit 2 to the Current Report on Form 8-K of General Motors Corporation filed March 6, 2002.
4(b)(iii)	Second Supplemental Indenture, dated as of November 5, 2004, between General Motors Corporation and Citibank, N.A., incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of General Motors Corporation filed November 10, 2004.
4(b)(iv)	Third Supplemental Indenture, dated as of November 5, 2004, between General Motors Corporation and Citibank, N.A. incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of General Motors Corporation filed November 10, 2004.
4(b)(v)	Fourth Supplemental Indenture, dated as of November 5, 2004, between General Motors Corporation and Citibank, N.A., incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K of General Motors Corporation filed November 10, 2004.
(10)†	Agreement, dated as of October 22, 2001, between General Motors Corporation and General Motors Acceptance Corporation.
(10)(a)*	General Motors 2002 Annual Incentive Plan, incorporated herein by reference to Exhibit A to the Proxy Statement of General Motors Corporation filed April 21, 2002.
(10)(b)*	General Motors 2002 Stock Incentive Plan, incorporated herein by reference to Exhibit A to the Proxy Statement of General Motors Corporation filed April 21, 2002.
(10)(c)*	General Motors 2002 Long-term Incentive Plan, incorporated herein by reference to Exhibit A to the Proxy Statement of General Motors Corporation filed April 21, 2002.

PART IV
GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Exhibits and Financial Statement Schedule — (concluded)

(10)(d)*	Compensation Plan for Nonemployee Directors, incorporated herein by reference to Exhibit A to the Proxy Statement of General Motors Corporation filed April 16, 1997.
10(e)*	Employment Agreement, dated as of December 5, 2000, between General Motors Corporation and John M. Devine, incorporated herein by reference to Exhibit 10(e) to General Motors Corporations’s annual report on Form 10-K filed march 7, 2001.
(10)(f)*	Extension to Employment Agreement, dated as of December 5, 2005 between General Motors Corporation and John M. Devine incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K of General Motors Corporation filed December 9, 2005.
(10)(g)*†	General Motors Company Vehicle Operations — Senior Management Vehicle Program (SMVP) Supplement, revised December 15, 2005.
(10)(h)*†	Compensation Statement for G.R. Wagoner, Jr. commencing January 1, 2003.
(10)(i)*†	Compensation Statement for John M. Devine commencing January 1, 2003.
(10)(j)*†	Compensation Statement for Robert A. Lutz commencing January 1, 2003.
(10)(k)*†	Compensation Statement for G.L. Cowger commencing February 1, 2004.
(10)(l)*†	Compensation Statement for Thomas A. Gottschalk commencing January 1, 2005 and description of retirement program.
(10)(m)*†	GM Supplemental Executive Retirement Plan as amended through October 18, 2005.
(10)(n)*†	General Motors Benefit Equalization Plan for Salaried Employees, amended as of October 18, 2005.
(10)(o)*†	Description of Executive and Board Compensation Reductions.
(12)†	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2005, 2004, and 2003.
(13)†	General Motors Acceptance Corporation Annual Report on Form 10-K, File No. 001-03754, for the fiscal year ended December 31, 2005.
(21)†	Subsidiaries of the Registrant as of December 31, 2005.
(23)†	Consent of Independent Registered Public Accounting Firm.
(31.1)†	Section 302 Certification of the Chief Executive Officer.
(31.2)†	Section 302 Certification of the Chief Financial Officer.
(32.1)†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
† Filed herewith.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SCHEDULE II — ALLOWANCES

		Additions		Additions
	Balance at	Charged to		Charged to				Balance at
	Beginning	Costs and		Other				End of
Description	of Year	Expenses		Accounts		Deductions		Year

	(Dollars in millions)
For the Year Ended December 31, 2005
Allowances Deducted from Assets
Allowance for credit losses	$3,419	$1,088		$—		$1,391	(b)	$3,116
Accounts and notes receivable (for doubtful receivables)	303	73		—		38	(b)	338
Inventories (principally for obsolescence of service parts)	338	70	(c)	—		—		408
Other investments and miscellaneous assets (receivables and other)	10	—		7		—		17
Miscellaneous allowances (mortgage and other)	161	25		21		123		84

Total Allowances Deducted from Assets	$4,231	$1,256		$28		$1,552		$3,963

For the Year Ended December 31, 2004
Allowances Deducted from Assets
Allowance for credit losses	$3,042	$1,944		$—		$1,567	(b)	$3,419
Accounts and notes receivable (for doubtful receivables)	212	112		5	(a)	26	(b)	303
Inventories (principally for obsolescence of service parts)	393	—		—		55	(c)	338
Other investments and miscellaneous assets (receivables and other)	84	—		—		74		10
Miscellaneous allowances (mortgage and other)	193	28		163		223		161

Total Allowances Deducted from Assets	$3,924	$2,084		$168		$1,945		$4,231

For the Year Ended December 31, 2003
Allowances Deducted from Assets
Allowance for credit losses	$2,991	$1,721		$—		$1,670	(b)	$3,042
Accounts and notes receivable (for doubtful receivables)	166	63		15	(a)	32	(b)	212
Inventories (principally for obsolescence of service parts)	255	138	(c)	—		—		393
Other investments and miscellaneous assets (receivables and other)	26	—		58		—		84
Miscellaneous allowances (mortgage and other)	153	78		15		53		193

Total Allowances Deducted from Assets	$3,591	$2,000		$88		$1,755		$3,924

Notes:

(a)	Primarily reflects the recovery of accounts previously written-off.

(b)	Accounts written off.

(c)	Represents net change of inventory allowances.
Reference should be made to the notes to the GM consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SIGNATURES
      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

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

Signature	Title

/s/ G. RICHARD WAGONER, JR. (G. Richard Wagoner, Jr.)	Chairman and Chief Executive Officer

/s/ FREDERICK A. HENDERSON (Frederick A. Henderson)	Vice Chairman and Chief Financial Officer

/s/ WALTER G. BORST (Walter G. Borst)	Treasurer

/s/ PAUL W. SCHMIDT (Paul W. Schmidt)	Controller

/s/ PETER R. BIBLE (Peter R. Bible)	Chief Accounting Officer

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SIGNATURES

Signature	Title

/s/ PERCY BARNEVIK (Percy Barnevik)	Director

/s/ ERSKINE BOWLES (Erskine Bowles)	Director

/s/ JOHN H. BRYAN (John H. Bryan)	Director

/s/ ARMANDO M. CODINA (Armando Codina)	Director

/s/ GEORGE M.C. FISHER (George M.C. Fisher)	Director

/s/ KAREN KATEN (Karen Katen)	Director

/s/ KENT KRESA (Kent Kresa)	Director

/s/ ELLEN J. KULLMAN (Ellen J. Kullman)	Director

/s/ PHILIP A. LASKAWY (Philip A. Laskawy)	Director

/s/ ECKHARD PFEIFFER (Eckhard Pfeiffer)	Director

/s/ JEROME B. YORK (Jerome York)	Director