Form 10-Q
period 2006-03-31
GENERAL MOTORS CORP
filed 2006-05-10
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      As of April 30, 2006, there were outstanding 565,561,036 shares of the issuer’s $1 2/3 par value common stock.
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
(Unaudited)

	Three Months Ended
	March 31,

	2006	2005

	(Dollars in millions
	except per share
	amounts)
Total net sales and revenues	$52,245	$45,773

Cost of sales and other expenses	41,912	39,499
Selling, general, and administrative expenses	5,532	4,889
Interest expense	4,229	3,679

Total costs and expenses	51,673	48,067

Income (loss) before income taxes, equity income and minority interests	572	(2,294)
Income tax expense (benefit)	194	(972)
Equity income (loss) and minority interests	67	69

Net income (loss)	$445	$(1,253)

Basic earnings (loss) per share attributable to common stock (Note 9)	$0.79	$(2.22)

Earnings (loss) per share attributable to common stock assuming dilution (Note 9)	$0.78	$(2.22)

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION TO THE
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,

	2006	2005

	(Dollars in millions)
AUTOMOTIVE AND OTHER OPERATIONS
Total net sales and revenues	$43,390	$37,303

Cost of sales and other expenses	39,514	37,146
Selling, general, and administrative expenses	3,400	2,837

Total costs and expenses	42,914	39,983
Interest expense	684	685
Net expense from transactions with Financing and Insurance Operations	146	87

Income (loss) before income taxes, equity income, and minority interests	(354)	(3,452)
Income tax (benefit)	(105)	(1,398)
Equity income (loss) and minority interests	56	72

Net income (loss) — Automotive and Other Operations	$(193)	$(1,982)

FINANCING AND INSURANCE OPERATIONS
Total revenues	$8,855	$8,470

Interest expense	3,545	2,994
Depreciation and amortization expense	1,511	1,398
Operating and other expenses	2,287	2,089
Provisions for financing and insurance losses	732	918

Total costs and expenses	8,075	7,399
Net income from transactions with Automotive and Other Operations	(146)	(87)

Income before income taxes, equity income, and minority interests	926	1,158
Income tax expense	299	426
Equity income (loss) and minority interests	11	(3)

Net income — Financing and Insurance Operations	$638	$729

The above Supplemental Information is intended to facilitate analysis of General Motors Corporation’s businesses: (1) Automotive and Other Operations; and (2) Financing and Insurance Operations.
Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,	March 31,
	2006	2005	2005

	(Dollars in millions)
ASSETS
Cash and cash equivalents	$34,868	$30,726	$26,389
Marketable securities	19,839	19,726	26,256

Total cash and marketable securities	54,707	50,452	52,645
Finance receivables — net	180,161	180,793	190,646
Loans held for sale	18,171	21,865	22,569
Accounts and notes receivable (less allowances)	16,801	15,578	18,001
Inventories (less allowances) (Note 2)	15,519	14,354	13,189
Assets held for sale	—	19,030	—
Deferred income taxes	29,160	29,889	26,967
Net equipment on operating leases — (less accumulated depreciation)	39,787	38,187	34,371
Equity in net assets of nonconsolidated affiliates	1,830	3,291	6,500
Property — net	40,235	40,214	38,106
Intangible assets — net (Note 3)	4,458	4,339	4,864
Other assets	62,835	58,086	60,239

Total assets	$463,664	$476,078	$468,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable (principally trade)	$30,210	$29,913	$28,519
Notes and loans payable	277,007	285,750	291,831
Liabilities related to assets held for sale	—	10,941	—
Postretirement benefits other than pensions	36,445	33,997	28,462
Pensions	11,731	11,304	9,295
Deferred income taxes	5,275	4,477	6,709
Accrued expenses and other liabilities	86,496	84,060	77,774

Total liabilities	447,164	460,442	442,590
Minority interests	1,075	1,039	416
Stockholders’ equity
$1 2/3 par value common stock (outstanding, 565,559,329;
565,518,106; and 565,470,511 shares)	943	943	942
Capital surplus (principally additional paid-in capital)	15,296	15,285	15,234
Retained earnings	2,652	2,361	12,526

Subtotal	18,891	18,589	28,702
Accumulated foreign currency translation adjustments	(1,694)	(1,722)	(1,784)
Net unrealized gains on derivatives	1,109	733	612
Net unrealized gains on securities	956	786	535
Minimum pension liability adjustment	(3,837)	(3,789)	(2,974)

Accumulated other comprehensive loss	(3,466)	(3,992)	(3,611)

Total stockholders’ equity	15,425	14,597	25,091

Total liabilities and stockholders’ equity	$463,664	$476,078	$468,097

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION TO THE
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,	March 31,
	2006	2005	2005

	(Dollars in millions)
ASSETS
Automotive and Other Operations
Cash and cash equivalents	$17,427	$15,187	$10,205
Marketable securities	1,396	1,416	5,447

Total cash and marketable securities	18,823	16,603	15,652
Accounts and notes receivable (less allowances)	9,440	7,758	6,493
Inventories (less allowances) (Note 2)	14,862	13,851	12,736
Net equipment on operating leases — (less accumulated depreciation)	7,217	6,993	6,329
Deferred income taxes and other current assets	10,032	8,877	10,975

Total current assets	60,374	54,082	52,185
Equity in net assets of nonconsolidated affiliates	1,830	3,291	6,500
Property — net	38,457	38,466	36,265
Intangible assets — net (Note 3)	1,851	1,862	1,550
Deferred income taxes	21,034	22,849	18,093
Other assets	41,724	41,103	40,405

Total Automotive and Other Operations assets	165,270	161,653	154,998
Financing and Insurance Operations
Cash and cash equivalents	17,441	15,539	16,184
Investments in securities	18,443	18,310	20,809
Finance receivables — net	180,161	180,793	190,646
Loans held for sale	18,171	21,865	22,569
Assets held for sale	—	19,030	—
Net equipment on operating leases (less accumulated depreciation)	32,570	31,194	28,042
Other assets	31,608	27,694	34,849
Net receivable from Automotive and Other Operations	4,609	4,452	2,300

Total Financing and Insurance Operations assets	303,003	318,877	315,399

Total assets	$468,273	$480,530	$470,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Automotive and Other Operations
Accounts payable (principally trade)	$26,614	$26,182	$24,168
Loans payable	1,207	1,519	2,446
Accrued expenses	43,317	42,665	44,544
Net payable to Financing and Insurance Operations	4,609	4,452	2,300

Total current liabilities	75,747	74,818	73,458
Long-term debt	31,021	31,014	29,879
Postretirement benefits other than pensions	31,431	28,990	23,754
Pensions	11,576	11,214	9,204
Other liabilities and deferred income taxes	21,699	22,023	15,924

Total Automotive and Other Operations liabilities	171,474	168,059	152,219
Financing and Insurance Operations
Accounts payable	3,596	3,731	4,351
Liabilities related to assets held for sale	—	10,941	—
Debt	244,779	253,217	259,506
Other liabilities and deferred income taxes	31,924	28,946	28,814

Total Financing and Insurance Operations liabilities	280,299	296,835	292,671

Total liabilities	451,773	464,894	444,890
Minority interests	1,075	1,039	416
Total stockholders’ equity	15,425	14,597	25,091

Total liabilities and stockholders’ equity	$468,273	$480,530	$470,397

The above Supplemental Information is intended to facilitate analysis of General Motors Corporation’s businesses: (1) Automotive and Other Operations; and (2) Financing and Insurance Operations.
Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2006	2005

	(Dollars in millions)
Net cash provided by (used in) operating activities	$790	$(6,148)
Cash flows from investing activities
Expenditures for property	(1,376)	(1,288)
Investments in marketable securities — acquisitions	(5,443)	(6,178)
Investments in marketable securities — liquidations	4,969	4,567
Net change in mortgage servicing rights	(56)	(104)
Increase (decrease) in finance receivables	(7,589)	1,282
Proceeds from sales of finance receivables	16,220	6,475
Proceeds from sale of business units/equity investments	9,911	—
Operating leases — acquisitions	(4,524)	(3,672)
Operating leases — liquidations	1,625	1,439
Investments in companies, net of cash acquired	(5)	(75)
Other	(2,402)	(2,451)

Net cash provided by (used in) investing activities	11,330	(5)
Cash flows from financing activities
Net increase (decrease) in loans payable	(5,900)	1,292
Long-term debt — borrowings	23,824	10,545
Long-term debt — repayments	(26,895)	(16,127)
Cash dividends paid to stockholders	(141)	(283)
Other	1,081	1,566

Net cash provided by (used in) financing activities	(8,031)	(3,007)
Effect of exchange rate changes on cash and cash equivalents	53	(444)

Net increase (decrease) in cash and cash equivalents	4,142	(9,604)
Cash and cash equivalents at beginning of the period	30,726	35,993

Cash and cash equivalents at end of the period	$34,868	$26,389

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION TO THE
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Automotive and Other		Financing and Insurance

	Three Months Ended March 31,

	2006	2005	2006	2005

		(Dollars in millions)
Net cash provided by (used in) operating activities	$2,962	$(2,555)	$(2,172)	$(3,593)
Cash flows from investing activities
Expenditures for property	(1,272)	(1,233)	(104)	(55)
Investments in marketable securities — acquisitions	(44)	(93)	(5,399)	(6,085)
Investments in marketable securities — liquidations	61	1,429	4,908	3,138
Net change in mortgage servicing rights	—	—	(56)	(104)
Increase (decrease) in finance receivables	—	—	(7,589)	1,282
Proceeds from sales of finance receivables	—	—	16,220	6,475
Proceeds from the sale of business units/equity investments	1,968	—	7,943	—
Operating leases — acquisitions	—	—	(4,524)	(3,672)
Operating leases — liquidations	—	—	1,625	1,439
Net investing activity with Financing and Insurance Operations	—	500	—	—
Investments in companies, net of cash acquired	(5)	(75)	—	—
Other	(1,053)	(374)	(1,349)	(2,077)

Net cash provided by (used in) investing activities	(345)	154	11,675	341
Cash flows from financing activities
Net increase (decrease) in loans payable	(361)	223	(5,539)	1,069
Long-term debt — borrowings	58	13	23,766	10,532
Long-term debt — repayments	(146)	—	(26,749)	(16,127)
Net financing activity with Automotive & Other	—	—	—	(500)
Cash dividends paid to stockholders	(141)	(283)	—	—
Other	—	—	1,081	1,566

Net cash provided by (used in) financing activities	(590)	(47)	(7,441)	(3,460)
Effect of exchange rate changes on cash and cash equivalents	56	(369)	(3)	(75)
Net transactions with Automotive/ Financing Operations	157	(126)	(157)	126

Net increase (decrease) in cash and cash equivalents	2,240	(2,943)	1,902	(6,661)
Cash and cash equivalents at beginning of the period	15,187	13,148	15,539	22,845

Cash and cash equivalents at end of the period	$17,427	$10,205	$17,441	$16,184

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
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. The condensed consolidated financial statements include the accounts of General Motors Corporation and domestic and foreign subsidiaries that are more than 50% owned, principally General Motors Acceptance Corporation and Subsidiaries (GMAC), (collectively referred to as the Corporation, General Motors , GM, we, or us). In addition, GM consolidates variable interest entities (VIEs) for which it is deemed to be the primary beneficiary. General Motors’ share of earnings or losses of affiliates is included in the consolidated operating results using the equity method of accounting when GM is able to exercise significant influence over the operating and financial decisions of the investee. GM encourages reference to the GM Annual Report on Form 10-K for the period ended December 31, 2005, filed separately with the U.S. Securities and Exchange Commission (SEC).
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
     Consolidation of GM Daewoo
      On February 3, 2005, GM completed the purchase of 16.6 million newly issued shares of common stock in GM Daewoo Auto & Technology Company (GM Daewoo) for approximately $49 million, which increased GM’s ownership in GM Daewoo to 48.2% from 44.6%. No other shareholders in GM Daewoo participated in the issue. On June 28, 2005, GM purchased from Suzuki Motor Corporation (Suzuki) 6.9 million shares of outstanding common stock in GM Daewoo for approximately $21 million. This increased GM’s ownership in GM Daewoo to 50.9%. Accordingly, as of June 30, 2005, GM began consolidating GM Daewoo.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Financial Statement Presentation — (continued)
      The following unaudited financial information for the three months ended March 31, 2006 and 2005 represents amounts attributable to GM Daewoo on a basis consistent with giving effect to the increased ownership and consolidation as of January 1, 2005. The pro forma effect on net income (loss) is not significant compared to equity income recognized.

	Three Months Ended
	March 31,

	2006	2005

	Actual	Pro Forma

	(Dollars in millions)
Total net sales and revenues	$1,618	$1,171
     Change in Accounting Principle
      On January 1, 2006, GM adopted Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (SFAS No. 156), which provides the following: (1) revised guidance on when a servicing asset and servicing liability should be recognized, (2) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable, (3) permits an entity to elect to measure servicing assets and liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur, (4) upon initial adoption, a one time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting an entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and (5) requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the balance sheet and additional disclosures. GM recorded a reduction to retained earnings as of January 1, 2006 of $13 million, net of tax, as a cumulative effect of a change in accounting principle for the adoption of SFAS No. 156.
     New Accounting Standards
      Beginning January 1, 2006, the Corporation adopted SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)), requiring companies to record share-based payment transactions as compensation expense at fair market value. The Corporation elected the modified prospective method in adopting SFAS 123(R). This method requires compensation cost to be recognized (a) based on the requirements of SFAS 123(R) for all share-based payments granted or modified after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The Corporation began expensing the fair market value of newly granted stock options and other stock based compensation awards to employees pursuant to SFAS 123 in 2003; therefore this statement did not have a significant effect on GM’s consolidated financial position or results of operations.
      Prior to the adoption of SFAS No. 123(R), the Corporation used the Black-Scholes model to calculate the grant-date fair value of awards granted under the GMLTIP plan. The GMLTIP plan consists of award opportunities granted to participants that are based on the achievement of specific corporate business criteria. The condition is a minimum percentile ranking of GM’s Total Shareholder Return (TSR) among the companies in the S&P 500. The achievement of a certain TSR ranking relative to other stocks in the S&P 500 is considered a market condition under SFAS No. 123(R) and should be reflected in the calculation of the grant-date fair value of the award. For awards granted under the GMLTIP plan subsequent to the adoption of SFAS No. 123(R), the Corporation uses a lattice model to calculate the grant-date fair value of awards which incorporates the market condition.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Financial Statement Presentation — (concluded)
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
      In February 2006, the FASB released FSP SFAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event,” which clarifies the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The FSP did not have a significant effect on GM’s consolidated financial position or results of operations.
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
      In November 2005, the FASB released FSP FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners,” requiring companies to disclose minimum revenue guarantees in accordance with the guidelines provided in FIN 45 for interim and annual financial statements. GM adopted FIN 45-3 upon issuance. The Interpretation did not have a significant effect on GM’s consolidated financial position or results of operations.
      In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement amends SFAS No. 133 to permit fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also eliminates the interim guidance in SFAS No. 133 Implementation Issue D-1 which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. Finally, this statement amends SFAS No. 140 to eliminate the restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. This statement is effective for all financial instruments acquired or issued in first fiscal years beginning after September 15, 2006. Management is assessing the potential impact on GM’s financial condition or results of operations.
      In April 2006, the FASB issued FSP FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity’s creation are examined to determine the variability in applying FIN 46(R). The variability is used in applying FIN 46(R) to determine whether an entity is a variable interest entity, which interests are variable interests in the entity, and who is the primary beneficiary of the variable interest entity. This statement is effective for all reporting periods after June 15, 2006. Management is assessing the potential impact on GM’s financial condition or results of operations.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Inventories
      Inventories included the following (dollars in millions):

	March 31,	Dec. 31,	March 31,
	2006	2005	2005

Automotive and Other Operations
Productive material, work in process, and supplies	$5,888	$5,471	$5,179
Finished product, service parts, etc.	10,465	9,871	8,999

Total inventories at FIFO	16,353	15,342	14,178
Less LIFO allowance	(1,491)	(1,491)	(1,442)

Total inventories (less allowances)	$14,862	$13,851	$12,736
Financing and Insurance Operations
Off-lease vehicles	657	503	453

Total consolidated inventories (less allowances)	$15,519	$14,354	$13,189

Note 3.	Goodwill and Acquired Intangible Assets
      The components of the Corporation’s acquired intangible assets as of March 31, 2006, and 2005 were as follows (dollars in millions):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

March 31, 2006
Automotive and Other Operations
Amortizing intangible assets:
Patents and intellectual property rights	$510	$159	$351
Non-amortizing intangible assets:
Goodwill			753
Pension intangible asset			747

Total goodwill and intangible assets			$1,851

Financing and Insurance Operations
Amortizing intangible assets:
Customer lists and contracts	$117	$45	72
Trademarks and other	35	21	14

Total	$152	$66	$86

Non-amortizing intangible assets:
Goodwill			2,521

Total goodwill and intangible assets			2,607

Total consolidated goodwill and intangible assets			$4,458

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Goodwill and Acquired Intangible Assets — (concluded)

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

March 31, 2005
Automotive and Other Operations
Amortizing intangible assets:
Patents and intellectual property rights	$303	$71	$232
Non-amortizing intangible assets:
Goodwill			571
Pension intangible asset			747

Total goodwill and intangible assets			$1,550

Financing and Insurance Operations
Amortizing intangible assets:
Customer lists and contracts	$74	$43	31
Trademarks and other	40	21	19

Total	$114	$64	$50

Non-amortizing intangible assets:
Goodwill			3,264

Total goodwill and intangible assets			3,314

Total consolidated goodwill and intangible assets			$4,864

      Aggregate amortization expense on existing acquired intangible assets was $14 million for the quarter ended March 31, 2006. Estimated amortization expense in each of the next five years is as follows: 2007 — $71 million; 2008 — $68 million; 2009 — $60 million; 2010 — $35 million; and 2011 — $17 million.
      The changes in the carrying amounts of goodwill for the quarters ended March 31, 2006, and 2005, were as follows (dollars in millions):

			Total
	GMNA	GME	Auto & Other	GMAC	Total GM

Balance as of December 31, 2005	$383	$374	$757	$2,446	$3,203
Goodwill acquired during the period	—	—	—	71	71
Other	(16)	—	(16)	(2)	(18)
Transfer of business unit	(61)	61	—	—	—
Effect of foreign currency translation and other	2	10	12	6	18

Balance as of March 31, 2006	$308	$445	$753	$2,521	$3,274

Balance as of December 31, 2004	$154	$446	$600	$3,274	$3,874
Goodwill acquired during the period	—	—	—	3	3
Effect of foreign currency translation	(3)	(26)	(29)	(13)	(42)

Balance as of March 31, 2005	$151	$420	$571	$3,264	$3,835

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Investment in Nonconsolidated Affiliates
      Nonconsolidated affiliates of GM identified herein are those entities in which GM owns an equity interest and for which GM uses the equity method of accounting, because GM has the ability to exert significant influence over decisions relating to their operating and financial affairs. GM’s significant affiliates, and the percent of GM’s current equity ownership, or voting interest, in them include the following: Japan — Fuji Heavy Industries Ltd. (sold at March 31, 2006, 20.1% at March 31, 2005), Suzuki Motor Corporation (Suzuki) (3.7% at March 31, 2006, now accounted for as an equity security rather than as an equity method investment, and 20.4% at March 31, 2005); China — Shanghai General Motors Co., Ltd (50% at March 31, 2006 and 2005), SAIC GM Wuling Automobile Co., Ltd (34% at March 31, 2006 and 2005); Korea — GM Daewoo (fully consolidated — 50.9% at March 31, 2006 and 48.2% at March 31, 2005); Italy — GM-Fiat Powertrain (FGP) (dissolved at March 31, 2006 and 50% at March 31, 2005). Information regarding GM’s share of income (loss) for all nonconsolidated affiliates (as described above) in the following countries is included in the table below (in millions):

	Three Months
	Ended March 31,

GM’s Share Of Nonconsolidated Affiliates’ Net Income (Loss)	2006	2005

Italy	NA	$21
Japan	$21	$50
China	$70	$33
Korea	NA	$(8)
      In the first quarter of 2006 GM sold 92.36 million shares of its investment in Suzuki, reducing GM’s equity stake in Suzuki from 20.4% to approximately 3.7% (16.3 million shares).

Note 5.	Product Warranty Liability
      Policy, product warranty and recall campaigns liability included the following (dollars in millions):

	Three Months	Twelve Months	Three Months
	Ended	Ended	Ended
	March 31, 2006	Dec. 31, 2005	March 31, 2005

Beginning balance	$9,128	$9,315	$9,133
Payments	(1,119)	(4,696)	(1,209)
Increase in liability (warranties issued during period)	1,090	5,159	1,221
Adjustments to liability (pre-existing warranties)	(11)	(381)	5
Effect of foreign currency translation	46	(269)	(110)

Ending balance	$9,134	$9,128	$9,040

      Beginning in the second quarter of 2005, product warranty liability includes certified-used vehicles.

Note 6.	Postemployment Benefit Costs (Plant Idling Reserve)
      Costs to idle, consolidate or close facilities and provide postemployment benefits to employees idled on an other than temporary basis are accrued based on management’s best estimate of the wage and benefits costs that will be incurred for qualified employees under the JOBS bank provisions of the current labor agreement through the date of its expiration in September 2007, plus estimated costs expected to be paid thereafter taking into account policy changes that GM intends to negotiate into the JOBS program after the expiration of the current collective bargaining agreement. Costs related to the idling of employees that are expected to be temporary are expensed as incurred. GM reviews the adequacy and continuing need for these liabilities on an

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Postemployment Benefit Costs (Plant Idling Reserve) — (concluded)
annual basis in conjunction with its year-end production and labor forecasts. Furthermore, GM reviews the reasonableness of the liabilities on a quarterly basis.
      GM together with Delphi and the UAW announced on March 22, 2006 that they had entered into the UAW-GM-Delphi Special Attrition Program Agreement (Attrition Agreement), which is intended to reduce the number of U.S. hourly employees at GM and Delphi through an accelerated attrition program. When originally executed, Delphi’s participation in the Attrition Agreement was subject to approval by the U.S. Bankruptcy Court for the Southern District of New York, which has jurisdiction over Delphi’s Chapter 11 proceedings. On April 7, 2006, the Bankruptcy Court declared in a hearing that Delphi’s participation in the Attrition Agreement was approved. The Attrition Agreement provides for a combination of early retirement programs and other incentives designed to help reduce employment levels at both GM and Delphi, and by which the Corporation will be able to reduce the number of employees that are and will be in the JOBS bank in a cost effective manner.
      In the first quarter of 2006, GM recorded a favorable pre-tax adjustment of $136 million to the reserve for postemployment benefits, primarily due to higher than anticipated headcount reductions associated with previously announced GMNA plant idling activities.
      In 2005, GM recognized a pre-tax charge of $1.9 billion, or $1.2 billion after tax, for postemployment benefit and other liabilities related to the restructuring of North American operations announced in November 2005. Approximately 17,500 employees were included in the charge for locations included in this action, some leaving the company through attrition and some transferring to other sites.
      The liability for postemployment benefits (primarily wage and benefit continuation) as of March 31, 2006 totals approximately $1.8 billion relating to multiple plants and approximately 17,600 employees. The liability for postemployment benefits as of December 31, 2005 was approximately $2.0 billion relating to multiple plants and approximately 18,400 employees. The liability for postemployment benefits was $210 million relating to numerous plants and approximately 2,100 employees as of March 31, 2005. The following table summarizes the activity for this liability (dollars in millions):

	Three Months	Twelve Months	Three Months
	Ended	Ended	Ended
	March 31, 2006	Dec. 31, 2005	March 31, 2005

Beginning balance	$2,012	$237	$237
Spending	(109)	(91)	(30)
Interest accretion	8	12	3
Additions	—	1,891	—
Adjustments	(136)	(37)	—

Ending balance	$1,775	$2,012	$210

Note 7.	Commitments and Contingent Matters
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Commitments and Contingent Matters — (continued)
      Also, GM has entered into agreements with certain suppliers and service providers that guarantee the value of the suppliers’ assets and agreements with third parties that guarantee fulfillment of certain suppliers’ commitments. The maximum exposure under these commitments amounts to $114 million.
      GMAC has guaranteed certain amounts related to the securitization of mortgage loans, agency loan programs loans sold with recourse, and the repayment of third-party debt. In addition, GMAC issues financial standby letters of credit as part of their financing and mortgage operations. At March 31, 2006 approximately $8 million was recorded with respect to these guarantees, the maximum exposure under which is approximately $7.5 billion.
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
     Contingent Matters
      Litigation is subject to uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, governmental investigations, claims, and proceedings are pending against the Corporation, including a number of shareholder class actions, bondholder class actions, shareholder derivative suits and ERISA class action and other matters arising out of alleged product defects including asbestos-related claims; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier, and other contractual relationships; and environmental matters.
      GM has established reserves for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, incurred but not reported asbestos-related claims, environmental remediation programs, or sanctions, that if granted, could require the Corporation to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2006. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation’s consolidated financial condition or results of operations.
     Delphi Bankruptcy
      On October 8, 2005, Delphi filed a petition for Chapter 11 proceedings under the United States Bankruptcy Code for itself and many of its U.S. subsidiaries. GM expects no immediate effect on its global

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Commitments and Contingent Matters — (continued)
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
      On March 31, 2006, Delphi filed a motion under the U.S. Bankruptcy Code seeking authority to reject certain supply contracts with GM. A hearing on this motion is scheduled for June 2 and 5, 2006. Although Delphi has not rejected any GM contracts as of this time and has assured GM that it does not intend to disrupt production at GM assembly facilities, there is a risk that Delphi or one or more of its affiliates may reject or threaten to reject individual contracts with GM, either for the purpose of exiting specific lines of business or in an attempt to increase the price GM pays for certain parts and components. As a result, GM might be materially adversely affected by disruption in the supply of automotive systems, components and parts that could force the suspension of production at GM assembly facilities.
      Delphi also filed, on March 31, 2006, motions under the U.S. Bankruptcy Code seeking authority to reject its U.S. labor agreements and modify retiree welfare benefits. The unions and certain other parties have filed objections to these motions. Hearings on these motions are scheduled for May 9, 10 and 12, 2006. While Delphi has indicated to us that it expects no disruptions in its ability to continue supplying us with the systems, components, and parts we need as Delphi pursues its bankruptcy restructuring plan, labor disruptions at Delphi resulting from Delphi’s pursuit of a restructuring plan could seriously disrupt our North American operations, prevent us from executing our GMNA turnaround initiatives, and materially adversely impact our business. Accordingly, resolution of the Delphi related issues remains a critical near term priority.
      Various financial obligations Delphi has to GM as of the date of Delphi’s Chapter 11 filing, including the $927 million payable for amounts that Delphi owed to GM relating to Delphi employees who were formerly GM employees and subsequently transferred back to GM as job openings became available to them under certain employee “flowback” arrangements, may be subject to compromise in the bankruptcy proceedings, which may result in GM receiving payment of only a portion of the face amount owed by Delphi.
      GM is seeking to minimize this risk by protecting our right of setoff against the $1.15 billion we owed to Delphi as of the date of its Chapter 11 filing. A procedure for determining setoff claims has been put in place by the bankruptcy court. However, the extent to which these obligations are covered by our right to setoff may be subject to dispute by Delphi, the creditors committee, or Delphi’s other creditors, and limitation by the court. GM cannot provide any assurance that it will be able to fully or partially setoff such amounts. However, to date setoffs of approximately $52.5 million have been agreed to by Delphi and taken by GM. Although GM believes that it is probable that it will be able to collect all of the amounts due from Delphi, the financial impact of a substantial compromise of our right of setoff could have a material adverse impact on our financial position.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Commitments and Contingent Matters — (continued)
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
      The Chapter 11 filing by Delphi does not by itself trigger any of the benefit guarantees. Moreover, Delphi’s filing of motions under the U.S. Bankruptcy Code to reject its U.S. labor agreements and modify retiree welfare benefits does not by itself trigger any of the benefit guarantees. In addition, the benefit guarantees expire on October 18, 2007 if not previously triggered by Delphi’s failure to pay the specified benefits. If a benefit guarantee is triggered before its expiration date, GM’s obligation could extend for the lives of affected Covered Employees, subject to the applicable terms of the pertinent benefit plans or other relevant agreements.
      The benefit guarantees do not obligate GM to guarantee any benefits for Delphi retirees in excess of the levels of corresponding benefits GM provides at any given time to GM’s own hourly retirees. Accordingly, if any of the benefits GM provides to its hourly retirees are reduced, there would be a similar reduction in GM’s obligations under the corresponding benefit guarantee.
      A separate agreement between GM and Delphi requires Delphi to indemnify GM if and to the extent GM makes payments under the benefit guarantees to the UAW employees or retirees. GM received a notice from Delphi, dated October 8, 2005, that it was more likely than not that GM would become obligated to provide benefits pursuant to the benefit guarantees to the UAW employees or retirees. The notice stated that Delphi was unable at that time to estimate the timing and scope of any benefits GM might be required to provide under those benefit guarantees. Any recovery by GM under indemnity claims against Delphi might be subject to partial or complete discharge in the Delphi reorganization proceeding. As a result, GM’s claims for indemnity may not be paid partially or in full.
      As part of the discussion to attain GM’s health-care agreement with the UAW, GM provided former GM employees who became Delphi employees the potential to earn up to seven years of credited service for purposes of eligibility for certain health-care benefits under the GM/UAW benefit guarantee agreement.
      As discussed above, GM together with Delphi and the UAW announced on March 22, 2006 that they had entered into the UAW-GM-Delphi Special Attrition Program Agreement (the Attrition Agreement) which is intended to reduce the number of U.S. hourly employees at GM and Delphi through an accelerated attrition program. When originally executed, Delphi’s participation in the Attrition Agreement was subject to approval by the U.S. Bankruptcy Court for the Southern District of New York, which has jurisdiction over Delphi’s Chapter 11 proceedings. On April 7, 2006, the Bankruptcy Court declared in a hearing that Delphi’s participation in the Attrition Agreement was approved. The Attrition Agreement provides for a combination of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Commitments and Contingent Matters — (concluded)
early retirement programs and other incentives designed to help reduce employment levels at both GM and Delphi.
      In the Attrition Agreement, GM has agreed to assume certain costs regarding UAW-represented Delphi employees. Specifically, GM agreed to (1) pay lump sums of $35,000 to certain employees who participate in the Attrition Program; (2) allow Delphi employees who agree to retire under the Attrition Program to flowback to GM for purposes of retirement whereby GM will assume all post-retirement health care and life insurance (OPEB) obligations to such retiree; (3) subsidize, for an interim period of time, health care and life insurance coverage for Delphi employees participating in a special voluntary pre-retirement program if Delphi reduces or eliminates its health care and/or life insurance coverage provided to active UAW employees; and (4) accept 5,000 active flowback employees, and as a result after they flow back, pay such employee’s wages and benefits and incur pension and OPEB obligations for such employees. The Attrition Agreement provides that for such costs, other than the $35,000 lump sum payment, GM will have a prepetition, general unsecured claim assertable against the estate of Delphi under certain existing agreements. This claim is subject to the rights of parties in interest to object to allowance on any grounds other than the claim did not arise under the terms of the pre-existing contractual agreements between GM and Delphi. GM believes that the Attrition Agreement will enhance the prospects for GM, the UAW and Delphi to reach a broad-based consensual resolution of issues relating to the Delphi restructuring.
      GM believes that it is probable that it has incurred a contingent liability due to Delphi’s Chapter 11 filing. GM believes that the range of the contingent exposures is between $5.5 billion and $12 billion, with amounts near the low end of the range considered more possible than amounts near the high end of the range. GM established a reserve of $5.5 billion ($3.6 billion after tax) for this contingent liability in the fourth quarter of 2005, and has made no adjustments to that reserve balance as of March 31, 2006. These views reflect GM’s current assessment that it is unlikely that a Chapter 11 process will result in both a termination of Delphi’s pension plan and complete elimination of its OPEB plans. The amount of this charge may change, depending on the result of discussions among GM, Delphi, and Delphi’s unions, and other factors. GM is currently unable to estimate the amount of additional charges, if any, which may arise from Delphi’s Chapter 11 filing. A consensual agreement to resolve the Delphi matter may cause GM to incur additional costs in exchange for benefits that would accrue to GM over time.
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Comprehensive Income (Loss)
      GM’s total comprehensive income (loss), net of tax, was as follows (in millions):

	Three Months
	Ended March 31,

	2006	2005

Net income (loss)	$445	$(1,253)
Other comprehensive income (loss)	526	(726)

Total	$971	$(1,979)

Note 9.	Earnings (Loss) Per Share Attributable to Common Stock
      The reconciliation of the amounts used in the basic and diluted earnings (loss) per share computations for income (loss) from continuing operations was as follows (in millions except per share amounts):

	$1 2/3 Par Value Common Stock

	Income		Per Share
	(Loss)	Shares	Amount

Three Months Ended March 31, 2006
Basic EPS
Income (loss) attributable to common stock	$445	566	$0.79
Effect of Dilutive Securities
Assumed exercise of dilutive stock options	—	3	—

Diluted EPS
Adjusted income (loss) attributable to common stock	$445	569	$0.78

Three Months Ended March 31, 2005
Basic EPS
Income (loss) attributable to common stock	$(1,253)	565	$(2.22)
Effect of Dilutive Securities
Assumed exercise of dilutive stock options	—	—	—

Diluted EPS
Adjusted income (loss) attributable to common stock	$(1,253)	565	$(2.22)

      Certain stock options and convertible securities were not included in the computation of diluted earnings per share for the periods presented since the instruments’ underlying exercise prices were greater than the average market prices of GM $1 2/3 par value common stock and inclusion would be antidilutive. Such shares not included in the computation of diluted earnings per share were 108 million as of March 31, 2006 and 114 million as of March 31, 2005.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Depreciation and Amortization
      Depreciation and amortization included in cost of sales and other expenses and selling, general and administrative expenses for Automotive and Other Operations was as follows (in millions):

	Three Months
	Ended March 31,

	2006	2005

Depreciation	$1,114	$1,270
Amortization of special tools	733	816
Amortization of intangible assets	14	10

Total	$1,861	$2,096

Note 11.	Pensions and Other Postretirement Benefits

	U.S. Plans		Non-U.S. Plans		U.S. Other		Non-U.S.
	Pension Benefits		Pension Benefits		Benefits		Other Benefits

	Three Months		Three Months		Three Months		Three Months
	Ended March 31,		Ended March 31,		Ended March 31,		Ended March 31,

	2006	2005	2006	2005	2006	2005	2006	2005

	(Dollars in millions)
Components of expense
Service cost	$253	$279	$113	$72	$176	$176	$13	$12
Interest cost	1,219	1,221	211	241	1,077	1,027	47	54
Expected return on plan assets	(2,014)	(1,974)	(174)	(185)	(375)	(421)	—	—
Amortization of prior service cost	273	291	25	27	(28)	(18)	(20)	2
Recognized net actuarial loss	406	517	94	69	619	562	32	22
Curtailments, settlements, and other	23	91	13	59	—	—	—	—

Net expense	$160	$425	$282	$283	$1,469	$1,326	$72	$90

      Effective February 7, 2006, GM announced and communicated it would increase the U.S. salaried workforce’s participation in the cost of health care, capping GM’s contributions to salaried retiree health care at the level of 2006 expenditures. Effective March 31, 2006, the U.S. District Court for the Eastern District of Michigan approved the tentative settlement agreement with the UAW related to reductions in hourly retiree health care; this approval is now under appeal. Given the significance of these events, the plans will be remeasured as of their respective effective dates because the plans’ year end was September 30, 2005. GM will not commence recognition of the Net Periodic Benefit Cost associated with the remeasurements until three months subsequent to the remeasurement date(s). As a result, the first quarter 2006 values for Post Retirement Benefits Liabilities and Net Periodic Benefit Cost do not reflect any amount associated with these salaried or hourly plan remeasurements.
      During the first quarter of 2006, GM withdrew $2 billion from the VEBA trust. GM is considering additional VEBA withdrawals in the future.

Note 12.	Restructuring and Other Initiatives
      GMNA results in the first quarter of 2006 include a charge of $65 million, after tax, related to costs expected to be incurred in 2006 under a new salaried severance program, which allows involuntarily terminated employees to receive continued salary and benefits for a period of time after termination. In addition, results in the first quarter of 2006 include a favorable adjustment of $88 million after-tax, related to the reserve for postemployment benefits, primarily due to higher than anticipated headcount reductions associated with previously announced GMNA plant idling activities, and an after-tax charge of $52 million for certain components of the U.S. hourly attrition program related to lump sum benefit payments.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Restructuring and Other Initiatives — (concluded)
      Results in the first quarter of 2006 include other after-tax restructuring charges recognized at GME and GMLAAM of $40 million and $27 million, respectively. Additionally, first quarter 2006 results included after-tax curtailment charges of $12 million at GMNA and $3 million in Other Operations related to modifications in GM’s pension plans for current U.S. salaried employees.
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

Note 13.	Stock Incentive Plans
      GM’s stock incentive plans consist of the General Motors 2002 Stock Incentive Plan, formerly the 1997 General Motors Amended Stock Incentive Plan (GMSIP), the General Motors 1998 Salaried Stock Option Plan (GMSSOP), the General Motors 2002 Long Term Incentive Plan (GMLTIP) and the General Motors 2006 Cash-Based Restricted Stock Unit Plan (GMCRSU), collectively the Plans. The GMSIP, the GMLTIP and the GMCRSU are administered by the Executive Compensation Committee of the GM Board. The GMSSOP is administered by the Vice President of Global Human Resources.
      The compensation cost that has been charged against income for the above plans was approximately $32.4 million and $25.4 million for the three months ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $9.9 million and $9.7 million for the three months ended March 31, 2006 and 2005, respectively.

GMSIP and GMSSOP
      Under the GMSIP, 27.4 million shares of GM $1 2/3 par value common stock may be granted from June 1, 2002, through May 31, 2007, of which approximately 3.1 million were available for grants at March 31, 2006. Any shares granted and undelivered under the GMSIP, due primarily to expiration or termination, become again available for grant. Options granted prior to 1997 under the GMSIP generally are exercisable one-half after one year and one-half after two years from the dates of grant. Stock option grants awarded since 1997 are generally exercisable one-third after one year, one-third after two years and fully after three years from the dates of grant. Option prices are 100% of fair market value on the dates of grant and the options generally expire 10 years from the dates of grant, subject to earlier termination under certain conditions.
      Under the GMSSOP, which commenced January 1, 1998 and ends December 31, 2007, the number of shares of GM $1 2/3 par value common stock that may be granted each year is determined by management. Approximately 0.9 million shares of GM $1 2/3 par value common stock were available for grants at March 31, 2006. Stock options vest one year following the date of grant and are exercisable two years from the date of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Stock Incentive Plans — (continued)
grant. Option prices are 100% of fair market value on the dates of grant and the options generally expire 10 years and two days from the dates of grant subject to earlier termination under certain conditions.
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions noted in the following table. Expected volatilities are based on both the implied and historical volatility of the Corporation’s stock. The Corporation uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options represents the period of time that options granted are expected to be outstanding. The interest rate for periods during the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2006		2005

	GM	GM	GM	GM
	SIP	SSOP	SIP	SSOP

Interest rate	4.63%	—	3.74%	—
Expected life (years)	6	—	6	—
Expected volatility	48%	—	32%	—
Dividend yield	4.78%	—	5.5%	—
      Changes in the status of outstanding options were as follows:

	GMSIP
	$1 2/3 Par Value Common

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares under	Exercise	Contractual	Intrinsic
	Option	Price	Term	Value

Options outstanding at January 1, 2006	84,130,586	$53.11
Granted	2,702,796	$20.90
Exercised		—
Terminated	2,861,108	$42.98

Options outstanding at March 31, 2006	83,972,274	$52.39	5.3	$1,007,661

Options exercisable at March 31, 2006	73,660,530	$54.61	4.8	—

	GMSSOP
	$1 2/3 Par Value Common

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares under	Exercise	Contractual	Intrinsic
	Option	Price	Term	Value

Options outstanding at January 1, 2006	27,213,635	$55.19
Granted	—	—
Exercised	—	—
Terminated	97,651	$53.65

Options outstanding at March 31, 2006	27,115,984	$55.20	5.1	—

Options exercisable at March 31, 2006	27,115,984	$55.20	5.1	—

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Stock Incentive Plans — (continued)
      The weighted-average grant-date fair value was $7.06 and $7.21 for the GMSIP options granted during the three month periods ended March 31, 2006 and 2005, respectively. The total intrinsic value of GMSIP options exercised during the three month periods ended March 31, 2006 and 2005 was approximately $0 million and $2.1 million, respectively. There were no options granted under the GMSSOP during the three month periods ended March 31, 2006 and 2005.

GMLTIP
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
      At March 31, 2006, approximately 5.7 million target shares were outstanding under the GMLTIP. Of these outstanding shares, a total of 1.3 million were granted in 2004 at a grant-date fair value of $49.33. Management intends to settle these awards with GM $1 2/3 par value common stock. Of the remaining outstanding shares, approximately 2.0 million were granted in 2005 at a fair value of $39.13 and 2.5 million were granted for the three month period ended March 31, 2006 at a fair value of $21.13. Management intends to settle these awards in cash. As a result, these cash-settled awards are recorded as a liability until the date of final award payout. In accordance with SFAS No. 123(R), the fair value of each cash-settled award is recalculated at the end of each reporting period and the liability and expense adjusted based on the new fair value. The preceding is the targeted number of shares that would be used in the final award calculation should the targeted performance condition be achieved. Final payout is subject to approval by the Executive Compensation Committee of the Board of Directors. The fair value at March 31, 2006 was $25.22 for the shares granted during the three month period ended March 31, 2006 and $12.78 for the shares granted in 2005.
      Prior to the adoption of SFAS No. 123(R), the fair value of each award under the GMLTIP was equal to the fair market value of the underlying shares on the date of grant. Beginning January 1, 2006 in accordance with the adoption of SFAS No. 123(R), the fair value of each award under the GMLTIP is estimated on the date of grant, and each subsequent reporting period, using a lattice-based option valuation model that uses the assumptions noted in the following table. Because lattice-based valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the implied volatility from GM’s tradeable options. The expected term of these target awards represent the remaining time in the performance period. The risk-free rate for periods during the contractual life of the performance shares is based on the U.S. Treasury yield curve in effect at the time of valuation. Because the payout depends on the Corporation’s performance ranked with the S&P 500, the valuation also depends on the performance of other stocks in the S&P 500 from the grant date to the exercise date as well as estimates of the correlations among their future performances.

Three Months Ended
March 31, 2006

Expected volatility	64%
Expected dividends	N/A
Expected term (years)	2-3
Risk-free interest rate	5.26%

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Stock Incentive Plans — (concluded)
      The weighted average remaining contractual term was 2.75 years for target awards outstanding at March 31, 2006. There were no shares delivered or cash paid during the three month periods ended March 31, 2006 and 2005.

GMCRSU
      In 2006, the Corporation established a cash-based restricted stock unit plan which provides restricted share units to certain global executives excluding executive officers. Awards under the plan vest and are paid in one-third increments on each anniversary date of the award over a three year period. Compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Since the awards are settled in cash, these cash-settled awards are recorded as a liability until the date of exercise. In accordance with SFAS No. 123(R), the fair value of each cash-settled award is recalculated at the end of each reporting period and the liability and expense adjusted based on the new fair value.
      The fair value of each RSU is based on the Corporation’s stock price on date of grant and each subsequent reporting period until date of settlement. There were 4.2 million restricted units granted during the three month period ended March 31, 2006 with a fair value of $20.90 a share. The fair value at March 31, 2006 was $21.27 per share.
      The weighted average remaining contractual term was 2.75 years for the RSU’s outstanding March 31, 2006. There were no shares delivered during the three month period ended March 31, 2006.

Summary
      A summary of the status of the Corporation’s options as of March 31, 2006 and the changes during the three month period then ended, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2006	15,923,106	$9.28
Granted	2,702,796	20.90
Vested	8,258,058	9.47
Forfeited	56,100	8.80

Nonvested at March 31, 2006	10,311,744	$8.54
      As or March 31, 2006, there was $40.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 0.9 years.
      Cash received from option exercise under all share-based payment arrangements for the three months ended March 31, 2006 and 2005 was $0 and $11.2 million, respectively. The tax benefit from the exercise of the share-based payment arrangements totaled $0 and $0.8 million, respectively, for the three months ended March 31, 2006 and 2005.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Segment Reporting

					Total		Auto &		Other	Total
	GMNA	GME	GMLAAM	GMAP	GMA	Other	Other	GMAC	Financing	Financing

	(Dollars in millions)
For the Three Months Ended March 31, 2006
Manufactured products sales and revenues:
External customers and other income	$29,870	$7,601	$2,962	$3,262	$43,695	$(305)	$43,390	$8,822	$33	$8,855
Intersegment	(1,339)	490	178	671	—	—	—	—	—	—

Total manufactured products	$28,531	$8,091	$3,140	$3,933	$43,695	$(305)	$43,390	$8,822	$33	$8,855

Interest income(a)	$305	$107	$20	$25	$457	$(265)	$192	$605	$(154)	$451
Interest expense	798	153	28	55	1,034	(350)	684	3,562	(17)	3,545
Net income (loss)	(503)	48	29	453	27	(220)	(193)	637	1	638
Segment assets	125,737	25,942	4,740	10,944	167,363	(2,093)	165,270	303,793	(790)	303,003
For the Three Months Ended March 31, 2005(b)
Manufactured products sales and revenues:
External customers and other income	$26,001	$7,657	$2,134	$1,535	$37,327	$(24)	$37,303	$8,221	$249	$8,470
Intersegment	(774)	451	165	159	1	(1)	—	—	—	—

Total manufactured products	$25,227	$8,108	$2,299	$1,694	$37,328	$(25)	$37,303	$8,221	$249	$8,470

Interest income(a)	$292	$95	$19	$3	$409	$(200)	$209	$477	$(94)	$383
Interest expense	755	114	24	7	900	(215)	685	3,001	(7)	2,994
Net income (loss)	(1,737)	(514)	31	70	(2,150)	168	(1,982)	728	1	729
Segment assets	124,730	25,372	4,469	4,963	159,534	(4,536)	154,998	315,252	147	315,399

(a)	Interest income is included in net sales and revenues from external customers.

(b)	Effective January 1, 2006, four powertrain entities were transferred from GMNA to GME for management reporting. Accordingly, first quarter 2005 amounts have been revised for comparability by reclassifying $151 million of revenue, $33 million of net income and $59 million of segment assets from GMNA to GME.
Note 15. Subsequent Events

Sale of Equity Stake in Isuzu Motors, Ltd.
      On April 11, 2006, GM announced it would sell its 7.9% equity stake in Isuzu Motors Ltd. GM realized proceeds of approximately $300 million and completed the sale in April 2006. GM recognized a pre-tax gain of approximately $300 million from this transaction, as GM’s book basis was written down to zero in 2002.

Sale of Regional Home Builder
      In April 2006 GMAC signed a definitive agreement to sell its equity interest in a regional home builder. The definitive agreement is subject to certain conditions prior to closing; however, GMAC expects to close this cash transaction during the second quarter of 2006. Upon closing, GMAC expects to record a gain that is estimated to be material to its results of operations. GMAC is selling its entire equity investment in this regional home builder. Under the equity method of accounting, GMAC’s share of pretax income recorded

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 15. Subsequent Events — (continued)
from this investment approximated $20.1 million and $13.4 million for the three months ended March 31, 2006 and 2005, respectively, and $95.8 million for the year ended December 31, 2005.

Sale of a Controlling Interest in GMAC
      On April 2, 2006, GM and its wholly owned subsidiaries, GMAC and GM Finance Co. Holdings Inc., entered into a definitive agreement pursuant to which GM will sell a 51% controlling interest in GMAC for a purchase price of $7.4 billion to FIM Holdings LLC, a consortium of investors led by Cerberus Capital Management, L.P., a private investment firm, which also includes Citigroup Inc. and Aozora Bank Ltd. as consortium members (FIM Holdings). GM will retain a 49% equity investment interest in GMAC. In addition, GM and the consortium will invest $1.9 billion of cash in new GMAC preferred equity, with $1.4 billion to be invested by GM and $500 million to be invested by FIM Holdings. The transaction is subject to a number of U.S. and international regulatory and other approvals. GM expects to close the transaction in the fourth quarter of 2006.
      Prior to consummation of the agreement, (i) certain assets with respect to automotive leases and retail installment sales contracts owned by GMAC and its affiliates having a net book value of approximately $4 billion will be dividended to GM, (ii) GM will assume certain of GMAC’s post-employment benefit obligations, (iii) GMAC will transfer to GM certain entities which hold a fee interest in certain real properties, (iv) GMAC will pay dividends to GM in an amount up to the amount of GMAC net income prior to the Acquisition, (v) GM will repay certain indebtedness owing to GMAC and specified intercompany unsecured obligations owing to GMAC shall be no greater than $1.5 billion and (vi) GMAC will make a one-time distribution to GM of approximately $2.7 billion of cash to reflect the increase in GMAC’s equity value resulting from the transfer of a portion of GMAC’s net deferred tax liabilities arising from the conversion of GMAC and certain of its subsidiaries to limited liability company form. The total value of the cash proceeds and distributions to GM before it purchases preferred limited liability company interests of GMAC will be approximately $14 billion over three years, comprised of the $7.4 billion purchase price, the $4 billion of retained assets and the $2.7 billion cash dividend.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 15. Subsequent Events — (continued)
      The following table presents the major classes of assets and liabilities that are expected to be included in the sale transaction. The amounts have been adjusted using certain reasonable estimates to reflect the transactions described above to the extent such transactions are expected to have an impact on the asset and liability balances as of March 31, 2006 as presented below:

March 31, 2006

(Dollars in millions)
ASSETS
Cash and cash equivalents	$13,807
Marketable securities	18,269

Total cash and marketable securities	32,076
Finance receivables — net	173,375
Loans held for sale	18,171
Accounts and notes receivable (less allowances)	10,261
Inventories (less allowances)	657
Net equipment on operating leases — (less accumulated depreciation)	17,541
Property — net	1,783
Intangible assets — net	2,607
Other assets	16,749

Total assets	$273,220

LIABILITIES
Accounts payable (principally trade)	$2,513
Notes and loans payable	226,035
Deferred income taxes	1,904
Accrued expenses and other liabilities	26,089

Total liabilities	256,541
Minority interests	46

Total liabilities and minority interests	$256,587

      GM will take a non-cash pre-tax charge to earnings currently estimated at $1.1 billion to $1.3 billion ($750 million to $850 million after tax) in the second quarter of 2006 associated with the planned sale of 51% of GMAC.
      As part of the transaction, GM and GMAC will enter into a number of agreements that will require that GMAC continue to allocate capital to automotive financing consistent with historical practices, thereby continuing to provide critical financing support to a significant share of GM’s global sales. While GMAC will retain the right to make individual credit decisions, GMAC will commit to fund a broad spectrum of customers and dealers consistent with historical practice in the relevant jurisdiction. Subject to GMAC’s fulfillment of certain conditions, GM will grant GMAC exclusivity for 10 years for U.S., Canadian, and international GM-sponsored retail and wholesale marketing incentives around the world, with the exception of Saturn branded products.
      As part of the agreement, GM will retain an option, for 10 years after the closing of the transaction, to repurchase from GMAC certain assets related to the automotive finance business of the North American

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 15. Subsequent Events — (concluded)
Operations and International Operations of GMAC, subject to certain conditions, including that GM’s credit ratings are investment grade or are higher than GMAC’s credit ratings.
      There can be no assurance that the sale transaction will be completed or if it is completed, that the terms of the sale will not be different from those set forth in the definitive agreement. Furthermore, even if the sale transaction is completed on the agreed-upon terms, there is no assurance that it will delink GMAC’s credit rating from GM’s credit rating or maintain ResCap’s credit rating at investment grade.
      The agreement is subject to the satisfaction or waiver of customary and other closing conditions, including, among other things, (i) reasonable satisfaction by the members of FIM Holdings, pursuant to an agreement with or other writing from, the PBGC that, following the closing, GMAC and its subsidiaries will not have any liability with respect to the ERISA plans of GM, (ii) receipt of ratings for the senior unsecured long-term indebtedness of GMAC and Residential Capital Corporation, an indirect wholly owned subsidiary of GMAC, after giving effect to the transactions contemplated by the Agreement, of at least BB and BBB- (or their respective equivalents), respectively, and an A.M. Best rating for GMAC’s significant insurance subsidiaries of at least B++ (iii) that no material adverse effect will have occurred with respect to the business, financial condition or results of operations of GMAC, which includes any actual downgrading by any of the major rating agencies of GM’s unsecured long-term indebtedness rating below CCC or its equivalent, and (iv) the receipt of required regulatory approvals and licenses. The agreement may be terminated upon the occurrence of certain events, including the failure to complete the transaction by March 31, 2007.
* * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Basis of presentation
      This management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the December 31, 2005 consolidated financial statements and notes thereto (the 2005 Consolidated Financial Statements), along with the MD&A included in General Motors Corporation’s (the Corporation, General Motors, or GM) 2005 Annual Report on Form 10-K, filed separately with the U.S. Securities and Exchange Commission (SEC). All earnings per share amounts included in the MD&A are reported on a fully diluted basis. See related discussion in Item 2 of the General Motors Acceptance Corporation (GMAC) Form 10-Q for the quarterly period ended March 31, 2006, which is herein incorporated by reference.
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
Overview
      GM is primarily engaged in automotive production and marketing and financing and insurance operations. GM designs, manufactures, and markets vehicles worldwide, having its largest operating presence in North America. GM’s finance and insurance operations primarily relate to GMAC, a wholly owned subsidiary of GM, which provides a broad range of financial services, including automotive finance and mortgage products and services.

Financial Results
      GM’s consolidated net sales and revenues increased to $52.2 billion in the first quarter of 2006 compared to $45.8 billion the first quarter of 2005. The first quarter 2006 revenue levels were a record quarterly high for GM, representing an approximate increase of 14% over the first quarter of 2005. GM earned consolidated net

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
      Financial Results — (continued)
income of $445 million in the first quarter of 2006, compared to a net loss of $1.25 billion in the first quarter of 2005. GMAC’s net income in the first quarter of 2006 declined to $637 million, compared to $728 million in the first quarter of 2005.
      GM’s results of operations in the first quarter of 2006 were most significantly affected by the following trends and significant events:

Automotive Operations — Improved Profitability
      Both GMNA and GME reported considerably improved performance in the first quarter of 2006 compared to the first quarter of 2005. GMNA results improved by $1.2 billion, benefiting from higher production volumes as well as improved vehicle pricing. GMNA production volumes increased by approximately 73,000 in the first quarter of 2006 compared to the first quarter of 2005. The favorable pricing is attributable to the value pricing initiatives announced in January, as well as improvements in pricing on recently launched vehicles such as the Chevrolet Tahoe, GMC Yukon, and Cadillac Escalade. In addition to the profitability improvements at GMNA, the remaining three automotive regions posted profitable results in the first quarter of 2006. GME’s improved first quarter 2006 results reflected continued progress in the restructuring efforts, largely in manufacturing. GMAP and GMLAAM were also profitable in the first quarter of 2006, with results comparable to the first quarter of 2005 after taking into consideration the favorable gain in GMAP associated with the sale of the Suzuki shares discussed below. Please refer to the Results of Operations section starting on page I-33 for further discussion on regional performance.

Sale of Suzuki Investment
      During the first quarter of 2006, GM reduced its equity stake in Suzuki Motor Corporation from 20.4% to 3.7%. The sale of the investment resulted in an after-tax gain of $372 million recognized by GMAP. In addition to the favorable net income impact, the transaction generated sales proceeds of approximately $2.0 billion which enhance GM’s liquidity position as well as the strength of its balance sheet. GM maintains a 3.7% equity ownership in Suzuki after the transaction, and the strategic alliance between GM and Suzuki continues.

UAW Health Care Settlement Agreement
      On October 29, 2005, GM and the International Union, United Automobile, Aerospace, and Agricultural Implement Workers of America (UAW) entered into a memorandum of understanding, which was ratified on November 11, 2005, to reduce GM’s health-care costs significantly while maintaining comprehensive health care coverage for its UAW hourly employees and retirees in the United States. In December 2005, GM, the UAW and a class of UAW hourly retirees finalized an agreement (“the Settlement Agreement”), subject to court approval. On March 31, 2006, the U.S. District Court for the Eastern District of Michigan entered an Order and Final Judgment (Judgment) approving the Settlement Agreement. This Judgment is now on appeal. The Settlement Agreement provides that either GM or the UAW can terminate the Settlement Agreement on 90 days notice beginning in September 2011.
      GM will account for the reduced health care coverage provisions of the Settlement Agreement as an amendment of GM’s Health Care Program for Hourly Employees (the Modified Plan). Currently, GM expects the impact of the reduced health care coverage provisions of the Settlement Agreement to result in a reduction of GM’s OPEB obligations under the Modified Plan of approximately $15 billion. The $15 billion reduction will be amortized on a straight-line basis over the remaining service lives of active UAW hourly employees (7.4 years) as a reduction of OPEB expense. The overall reduction of expense will also comprehend the amortization of $3 billion related to contributions to the Mitigation Plan as discussed below, and the expense related to previously negotiated wage increases for active employees now diverted to the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
      Financial Results — (continued)
Mitigation Plan, currently estimated to be $2.5 billion on a net present value basis or approximately $350 million per year, as also discussed below.
      The Settlement Agreement also provides that GM will make contributions to a new independent Voluntary Employees’ Beneficiary Association (the Mitigation Plan). The assets of the Mitigation Plan will be used to mitigate the effect of reduced GM health care coverage on individual UAW retirees and, depending on the level of mitigation, are expected to be available for a number of years. The new independent Mitigation Plan will be partially funded by GM contributions of $1 billion in each of 2006, 2007, and 2011. The 2011 contribution may be accelerated under specified circumstances. GM will also make future contributions subject to provisions of the Settlement Agreement that relate to profit sharing payments, increases in the value of a notional number of shares of GM’s $1 2/3 par value common stock (collectively, the Supplemental Contributions), as well as wage deferral payments, and dividend payments.
      GM’s obligation to make contributions to the Mitigation Plan are fixed or determined by formula as defined in the Settlement Agreement and Judgment. GM’s obligations are limited to these contributions. GM is not obligated to provide incremental funding in the event of an asset shortfall in the Mitigation Plan, and the Settlement Agreement specifically provides that the ability of the assets in the Mitigation Plan to mitigate retiree health care costs is not guaranteed by GM. Furthermore, the Mitigation Plan is completely independent of GM and is administered by an independent trust committee which shall not include any GM representatives.
      As disclosed on GM’s Forms 8-K dated April 13 and April 20, 2006, because the Settlement Agreement became effective upon Judgment, GM planned to begin accounting for its contributions to the Mitigation Plan under the Settlement Agreement in its financial statements for the first quarter of 2006. Under the accounting treatment consistent with this approach, the Mitigation Plan would have been treated as a defined contribution plan (given the limits on GM’s responsibility to make further contributions) and the obligation to make the first $1 billion contribution was to be recognized in the first quarter of 2006 when it became due and payable. As also disclosed in the aforementioned Form 8-K filings, GM has been in discussions with the Staff of the U.S. Securities and Exchange Commission regarding the accounting treatment for the Mitigation Plan.
      Based on those discussions, GM has now determined that it will account for the Mitigation Plan as a defined benefit plan, with a cap on GM’s OPEB obligation under that plan limited to the present value of the three $1 billion cash payments and minimum Supplemental Contributions required by the Settlement Agreement, rather than a defined contribution plan. Under a capped defined benefit model, the three $1 billion payments and minimum Supplemental Contributions (considered funding of the Mitigation Plan) represent the present value of GM’s obligation to the new Mitigation Plan of approximately $3 billion. This amount will be amortized on a straight-line basis over the remaining service lives of active UAW hourly employees (7.4 years) as OPEB expense. Payments from GM to the Mitigation Plan related to wage deferrals, dividends or changes in the estimate of Supplemental Contributions will be recorded as an expense in the quarter that the hours are worked, the dividend is declared, or the change in estimate occurs, respectively. GM will recognize the expense for the wage deferrals as the future services are rendered, since the active-UAW represented-hourly-employees elected to forgo contractual wage increases and have those amounts contributed to the Mitigation Plan.
      Therefore, these changes are expected to reduce GM’s OPEB obligations by $12 billion, which will be amortized over the 7.4 year period. GM will commence recognition of this amortization and lower interest and service cost from the Settlement Agreement in the third quarter of 2006. Because the annual plan measurement date for the Modified Plan is September 30 rather than December 31, and because the Settlement Agreement became effective on March 31, 2006, amortization of the $12 billion benefit related to the Modified Plan will be recognized on a one quarter lag basis, beginning on July 1, 2006. Accordingly, the $1 billion contribution called for on March 31, 2006 is no longer considered a cost for the first quarter of 2006, but rather will be recognized through the amortization of the aforementioned net $12 billion negative plan

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
      Financial Results — (continued)
amendment in the Modified Plan. For 2006, the reduction in health care expense will be allocated approximately 80% to GMNA and 20% to the Corporate sector.
      The Settlement Agreement will also result in cash flow savings estimated to be about $1 billion per year once the Settlement Agreement is fully implemented and will remain in effect until at least September 2011, after which either GM or the UAW may cancel the agreement upon 90 days written notice. Similarly, GM’s contractual obligations to provide health care benefits to UAW hourly retirees extends to at least September 2011, and will continue thereafter until terminated by either GM or the UAW. As a result, the provisions of the Settlement Agreement will continue in effect for UAW retirees beyond the expiration in September 2007 of the current collective bargaining agreement between GM and the UAW.
      Similar to the Settlement Agreement, on April 10, 2006 GM and the Industrial Division of the Communication Workers of America, AFL-CIO (IUE-CWA) also reached a tentative agreement to reduce health-care costs. The agreement was ratified by the IUE-CWA membership on April 21, 2006. The agreement is subject to court approval. The remaining 2% of hourly employees and retirees are represented by a group of other unions with which we are planning health care discussions. The savings achieved under the IUE-CWA agreement, while not significant, are fully incorporated in the reduction of OPEB liabilities and annual employee health-care expenses described above. Court approval is expected during calendar year 2006 and recognition of this benefit will commence 90 days following court approval.
Strategy
      GM’s primary focus continues to be the return of its North American operations to profitability and positive cash flow. The 2006 first quarter results indicate progress towards this goal, and GM remains committed to the turnaround efforts to not only return GM to profitability, but to position GM to be competitive for years to come through management of the cost, revenue, and liquidity aspects of our business.
      On the cost side of the business, our primary goals were to address our legacy cost burden and reduce our structural costs in line with falling revenue. Legacy costs are primarily related to the cost of benefits provided to retired employees and their dependents, and costs associated with employees and their dependents of businesses divested by GM. Structural costs, such as the cost of unionized employees, are those costs that do not vary with production and include all costs other than material, freight, and policy and warranty costs. To date we have made real progress in these areas, evidenced by the UAW Health Care Settlement Agreement described above. On February 7, 2006, GM announced it would cap its contributions to salaried retiree health care at the level of 2006 expenditures, and, on March 7, 2006, GM announced it would freeze accrued pension benefits for U.S. salaried employees and implement a new benefit structure for future accruals. Regarding structural costs, in November 2005 GM announced plans to idle 12 facilities and reduce manufacturing employment levels by approximately 30,000 employees over the 2005 to 2008 period. During the first quarter of 2006, two assembly plants within the original announcement stopped production. To further support the structural cost initiatives, on March 22, 2006 GM, the UAW, and Delphi Corporation announced they had entered into the UAW-GM-Delphi Special Attrition Program Agreement designed to reduce the number of hourly employees of GM and of Delphi through an accelerated attrition program. In addition, on April 10, 2006 GM and the IUE-CWA announced a tentative agreement to reduce GM’s health care costs for IUE-CWA retirees in a manner similar to the UAW health care Settlement Agreement.
      In terms of revenue, GMNA sales of recently launched vehicles, such as the Chevrolet Tahoe, GMC Yukon, and Cadillac Escalade full size utility trucks, are performing well and gaining momentum, with sales in January and February 23% higher than the same period a year earlier, and up 30% in March when compared to February 2006. GM plans on capitalizing on this momentum with the introduction of new products such as the Saturn Sky and Saturn Aura, which will be available for sale in spring and later this year, respectively. Furthermore, GM is seeing benefits associated with the “Total Value Promise” initiative

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Financial Results — (concluded)
Strategy — (concluded)
announced in January 2006, as GMNA incentive levels have been reduced while vehicle transaction prices have increased.
      Similar progress has been achieved regarding liquidity items. In February  2006 GM’s Board of Directors elected to reduce the quarterly dividend by 50% which will improve liquidity by over $500 million. In March 2006 GM reduced its equity interest in Suzuki generating approximately $2.0 billion, and on April 11, 2006 GM announced it would sell its 7.9% equity stake in Isuzu Motors Ltd, by which GM expects to realize cash proceeds of approximately $300 million. On April 2, 2006 GM entered into a definitive agreement to sell 51% of a controlling interest in GMAC. The total value of the cash proceeds and distributions to GM before it purchases preferred limited liability company interests of GMAC will be approximately $14 billion over three years, comprised of the $7.4 billion purchase price, the $4 billion of retained assets and the $2.7 billion cash dividend. Collectively, these liquidity actions will serve to fund our GMNA turnaround plan and to enhance the strength of our balance sheet. In addition, the GMAC transaction will provide GMAC with a solid foundation for improving its current credit rating, position GMAC for long term growth, and provide a stronger foundation to support GM sales and dealers.
      In addition to the focus on restoring GMNA operations to profitability, GM needs to address near term issues associated with its largest supplier, Delphi Corporation. On March 31, 2006 Delphi filed a motion under the U.S. Bankruptcy Code seeking authority to reject certain supply contracts with GM. A hearing on this motion is scheduled for June 2 and 5, 2006. Although Delphi has not rejected any GM contracts as of this time and has assured GM that it does not intend to disrupt production at GM assembly facilities, there is a risk that Delphi or one or more of its affiliates may reject or threaten to reject individual contracts with GM, either for the purpose of exiting specific lines of business or in an attempt to increase the price GM pays for certain parts and components. As a result, GM might be materially adversely affected by disruption in the supply of automotive systems, components and parts that could force the suspension of production at GM assembly facilities.
      Delphi also filed on March 31, 2006 motions under the U.S. Bankruptcy Code seeking authority to reject its U.S. labor agreements and modify retiree welfare benefits. The unions and certain other parties have filed objections to these motions. Hearings on these motions are scheduled for May 9, 10 and 12, 2006. While Delphi has indicated to us that it expects no disruptions in its ability to continue supplying us with the systems, components, and parts we need as Delphi pursues its bankruptcy restructuring plan, labor disruptions at Delphi resulting from Delphi’s pursuit of a restructuring plan could seriously disrupt our North American operations, prevent us from executing our GMNA turnaround initiatives, and materially adversely impact our business. Accordingly, resolution of the Delphi related issues remains a critical near term priority.
      Please refer to the Key Factors Affecting Future Results section starting on page I-40 for further discussion on the above topics.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Results of Operations

	Three Months Ended
	March 31,

Consolidated Results	2006	2005

	(Dollars in millions)
Consolidated:
Total net sales and revenues	$52,245	$45,773
Net income (loss)	$445	$(1,253)
Net margin	0.9%	(2.7)%
Automotive and Other Operations:
Total net sales and revenues	$43,390	$37,303
Net income (loss)	$(193)	$(1,982)
Financing and Insurance Operations:
Total revenues	$8,855	$8,470
Net income	$638	$729
      The increase in first quarter 2006 total net sales and revenues, compared with first quarter 2005, was due to higher GMA revenue of $6.4 billion, primarily driven by an increase in global production volume of nearly 10%, with all regions except GME showing increases, as well as a favorable pricing at GMNA.
      Consolidated results improved by about $1.7 billion to net income of $445 million in the first quarter of 2006, compared to a net loss of $1.3 billion in the first quarter of 2005. The net loss of $193 million at Auto & Other is primarily attributable to GMNA, which had a net loss of $503 million, and Other Operations, which incurred a net loss of $220 million. These losses more than offset net income earned at all other automotive regions. GMAC earned $637 million in the first quarter of 2006, down $91 million from the 2005 level, reflecting lower income from mortgage operations partially offset by improved earnings from financing and insurance operations.
      First quarter 2006 results included:

•	Consolidated net income of $445 million;

•	Improved results at GMNA;

•	Profitability at all other automotive regions;

•	Continued profitability at GMAC; and

•	Strengthened liquidity position at Auto & Other.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Results of Operations (concluded)
      More detailed discussions on the results of operations for the automotive regions, other operations, and GMAC can be found in the following sections.
GM Automotive and Other Operations Financial Review

	Three Months Ended
	March 31,

	2006	2005

	(Dollars in millions)
Auto & Other:
Total net sales and revenues	$43,390	$37,303
Net income (loss)	$(193)	$(1,982)
GMA net income (loss) by region:
GMNA	$(503)	$(1,737)
GME	48	(514)
GMLAAM	29	31
GMAP	453	70

Net income (loss)	$27	$(2,150)
Net margin	0.1%	(5.8)%
GM global automotive market share	13.2%	13.3%
Other Operations:
Net income (loss)	$(220)	$168
      GM Auto & Other’s net sales and revenues increased $6.1 billion, or 16%, in the first quarter of 2006, compared to the year-earlier quarter. The increase was driven by a 13% increase, or $3.3 billion, at GMNA, primarily from higher production volume and favorable pricing. GMAP’s revenue more than doubled over 2005, largely due to the consolidation of GM Daewoo, which was reported under the equity method of accounting in the first quarter of 2005. GMLAAM’s revenue increased nearly 37%, while GME’s revenue was essentially flat. GM’s global market share was 13.2% and 13.3% for the first quarters of 2006 and 2005, respectively. GMNA’s market share decreased 1.5 percentage points, to 23.7% for the quarter, compared to 2005. Market share gains were achieved in GMLAAM and GMAP, while GME’s share decreased slightly.
      GMA earned net income of $27 million in the first quarter 2006, an improvement of $2.2 billion compared to a net loss of $2.2 billion in 2005, with all regions showing improved results.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GM Automotive and Other Operations Financial Review (continued)
GM Automotive Regional Results

GM North America

	Three Months Ended
	March 31,

	2006	2005

	(Dollars in millions)
GMNA:
Total net sales and revenues	$28,531	$25,227
Net income (loss)	$(503)	$(1,737)
Net margin	(1.8)%	(6.9)%
	(Volume in thousands)

Production volume
Cars	496	470
Trucks	759	712

Total GMNA	1,255	1,182
Vehicle unit sales
Industry — North America	4,758	4,688
GM as a percentage of industry	23.7%	25.2%
Industry — U.S.	4,050	4,001
GM as a percentage of industry	23.8%	25.4%
GM cars	20.7%	23.3%
GM trucks	26.4%	27.1%
      North American industry vehicle unit sales increased 1.5% to 4.8 million in the first quarter of 2006 compared to 2005, whereas, U.S. industry vehicle unit sales increased slightly to 4.05 million units compared to 4.00 million units in the first quarter of 2005.
      U.S. industry volume in the first quarter of 2006 represents a seasonally adjusted annual rate of 17.4 million, compared to 17.1 million in the first quarter of 2005. GM’s U.S. market share decreased by 1.6 percentage points, to 23.8%, compared to the first quarter of 2005 reflecting a decline in vehicle unit deliveries of approximately 52 thousand units, or 5.1%. GM’s U.S. car market share declined by 2.6 percentage points to 20.7%, while GM’s U.S. truck market share declined to 26.4%, down 0.7 percentage point.
      GMNA production volumes were higher in 2006 by approximately 73 thousand units, at 1.255 million units for the quarter, compared to 1.182 million units in the first quarter of 2005. Dealer inventories in the U.S. declined year over year by approximately 74 thousand units, to 1.169 million units at March 31, 2006 from 1.243 million units at March 31, 2005.
      In the first quarter of 2006, GMNA recorded a net loss of $503 million, a reduction of $1.2 billion from the first quarter 2005 net loss of $1.7 billion. The improvement in results was due in part to the following factors:

•	Increased production volumes, which contributed approximately $460 million to quarterly results; and

•	Favorable pricing, the result of GM’s pricing initiatives with less reliance on incentives, as well as higher demand for recently launched vehicles such as the Chevrolet Tahoe, GMC Yukon, and Cadillac Escalade, contributed approximately $450 million to the improvement. These improvements were the primary drivers of the increased GMNA net margins in the first quarter of 2006 compared to the first quarter of 2005, as expenses were relatively flat other than those items mentioned below.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GM Automotive and Other Operations Financial Review (continued)
     GM North America (concluded)
      In addition to the factors above, results in the first quarter of 2006 included the following items related to GMNA’s restructuring initiatives:

•	After-tax charges of $41 million, compared to $140 million for the first quarter 2005. The first quarter 2006 charges include costs related to separations of salaried employees, components of an hourly attrition program related to retroactive lump sum payments, partially offset by favorable adjustments for higher than anticipated headcount reductions associated with previously announced GMNA plant closing activities.
      Also contributing to the improvement in 2006 compared to 2005 were first quarter 2005 after-tax charges of $84 million for the write-down to fair market value of various plant assets in connection with the cessation of production at the Lansing assembly plant.

GM Europe

	Three Months Ended
	March 31,

	2006	2005

	(Dollars in millions)
GME:
Total net sales and revenues	$8,091	$8,108
Net income (loss)	$48	$(514)
Net margin	0.6%	(6.3)%
	(Volume in thousands)

Production volume	494	502
Vehicle unit sales
Industry	5,522	5,283
GM as a percentage of industry	9.5%	9.7%
GM market share — Germany	10.0%	10.9%
GM market share — United Kingdom	14.5%	14.9%
      Industry vehicle unit sales increased in Europe during the first quarter of 2006 by approximately 4.5% compared to the first quarter of 2005, with year-over-year growth in most countries. GME vehicle unit deliveries increased by approximately 8 thousand units in the first quarter of 2006 versus the same period in 2005. Although GME unit deliveries increased in the first quarter 2006, given the strong increases in the industry volumes, GME’s market share declined to 9.5%, representing a 0.2 percentage point reduction versus the same period in 2005. GME experienced market share losses for the two largest markets in Europe, Germany and the United Kingdom, in the first quarter of 2006 as compared to the first quarter of 2005.
      GME earned net income of $48 million in the first quarter 2006, compared to a net loss of $514 million in the first quarter of 2005, reflecting the turnaround efforts in the region. The increase in income was due in part to the following factors:

•	Pricing improvements of approximately $50 million, primarily driven by the successful launch of the new Zafira; and

•	Material cost reductions and favorable structural cost savings attributable to continued progress in restructuring efforts largely in manufacturing, resulting in approximately $100 million improvement.
      In addition, GME’s 2006 results include an after-tax restructuring charge of $40 million, primarily at Adam Opel, compared to restructuring charges of $422 million, after tax, in the first quarter of 2005.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GM Automotive and Other Operations Financial Review (continued)

GM Latin America/Africa/Mid-East

	Three Months Ended
	March 31,

	2006	2005

	(Dollars in millions)
GMLAAM:
Total net sales and revenues	$3,140	$2,299
Net income (loss)	$29	$31
Net margin	0.9%	1.3%
	(Volume in thousands)

Production volume	194	185
Vehicle unit sales
Industry	1,361	1,189
GM as a percentage of industry	16.9%	15.4%
GM market share — Brazil	21.4%	19.0%
      Industry vehicle unit sales in the GMLAAM region increased over 14% in the first quarter of 2006, to 1.361 million units, compared to the first quarter of 2005. Overall, GMLAAM’s vehicle unit sales outpaced the strong industry growth resulting in a 1.5 percentage point increase in market share to 16.9% in the first quarter of 2006. The market share gain was primarily the result of a 2.4 percentage points increase in Brazil as well as gains from GM’s Middle East operations. The first quarter 2006 market share gains were partially offset by decreases in Argentina and South Africa market share, both of which had increases in sales but were subject to strong local industry growth. GMLAAM achieved an all-time record first quarter sales volume of 230 thousand units in 2006.
      GMLAAM earned net income of $29 million in the first quarter of 2006, compared to a net income of $31 million in the first quarter of 2005. Favorable pricing, production volumes, and product mix were offset by unfavorable currency impacts, especially movements in the Brazilian real. First quarter results for 2006 also included a $27 million charge for restructuring primarily related to the costs of voluntary employee separations at GM do Brasil.

GM Asia Pacific

	Three Months Ended
	March 31,

	2006	2005

	(Dollars in millions)
GMAP:
Total net sales and revenues	$3,933	$1,694
Net income (loss)	$453	$70
Net margin	11.5%	4.1%
	(Volume in thousands)

Production volume	468	335
Vehicle unit sales
Industry	5,076	4,659
GM as a percentage of industry	6.4%	5.0%
GM market share — Australia	16.5%	18.4%
GM market share — China	13.5%	10.2%

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GM Automotive and Other Operations Financial Review (concluded)
     GM Asia Pacific (concluded)
      Industry vehicle unit sales in the Asia Pacific region increased by approximately 9% in the first quarter of 2006 compared to the first quarter of 2005, at 5.1 million units, with significant gains in China, India, and South Korea. GMAP increased its vehicle unit sales in the region by approximately 92 thousand units, or 40%, in the first quarter of 2006, primarily due to increased sales in China. GMAP sales volume includes Wuling sales in China due to the combination of the market environment and GM’s significant equity ownership position in Wuling. GMAP’s first quarter 2006 market share increased to 6.4%, from 5.0% in the first quarter of 2005. In China, GMAP increased its sales volume 76% compared to the first quarter of 2005, and increased its market share to 13.5%, up from 10.2% in the first quarter of 2005.
      Net income from GMAP was $453 million and $70 million in the first quarters of 2006 and 2005, respectively. The increase in GMAP’s net income, compared with the first quarter of 2005, was primarily due to the following factors:

•	A gain of $372 million, after tax, from the sale of approximately 85% of GM’s investment in Suzuki, discussed above; and

•	Improved results at GM Daewoo and GM’s joint ventures in China, partially offset by unfavorable results at Holden and Thailand.
      GMAP results reflect the consolidation of GM Daewoo as of June 30, 2006.
Other Operations

	Three Months Ended
	March 31,

	2006	2005

	(Dollars in millions)
Other Operations:
Total net sales, revenues, and eliminations	$(305)	$(25)
Net income (loss)	$(220)	$168
      Other Operations recorded a net loss of $220 million in the first quarter of 2006, compared to net income of $168 million in 2005. The deterioration in results is primarily attributable to tax benefits included only in 2005, which contributed $389 million to the prior year results.
      Other Operations’ results also include after-tax legacy costs of $149 million and $112 million for the first quarters of 2006 and 2005, respectively, related to employee benefit costs of divested businesses, primarily Delphi, for which GM has retained responsibility. In addition, 2006 results include an after-tax charge of $3 million related to curtailment charges with respect to U.S. salaried pension changes, and 2005 results include an $8 million after-tax charge related to early retirement and other separation programs for certain U.S. salaried employees.
GMAC Financial Review
      GMAC’s net income was $637 million and $728 million in the first quarters of 2006 and 2005, respectively. The decrease in net income in the first quarter of 2006, compared with 2005, was primarily the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GMAC Financial Review (concluded)
result of a decline in mortgage income, partially offset by improved earnings from financing and insurance operations.

	Three Months Ended
	March 31,

	2006	2005

	(In millions)
Financing operations	$270	$216
Mortgage operations	238	418
Insurance operations	129	94

Net income	$637	$728

      Net income from financing operations totaled $270 million and $216 million in the first quarters of 2006 and 2005, respectively. The increase in earnings is primarily due to favorable consumer credit provisions, primarily as a result of automotive whole loan activity, and favorable international credit experience. Earnings also benefited from lower compensation expense primarily as a result of decreased OPEB expense in the U.S.
      Net income from mortgage operations totaled $238 million in the first quarter of 2006, a 43% decrease from the $418 million earned in the first quarter of 2005. Earnings at ResCap were negatively affected by lower net margins resulting from both pricing pressures and higher funding costs, despite increased revenues from higher asset levels. In addition, gains on sales of loans were down due to a significant gain in the first quarter of 2005 realized from the sale of a portfolio of distressed mortgage loans. Apart from this, mortgage loan gains were relatively flat as the favorable effect from higher sales volume was offset by lower margins. ResCap’s credit provision was lower compared to the first quarter of 2005, as a result of favorable credit trends. Mortgage originations were $41.6 billion for the latest quarter, representing an increase from $34.6 billion in the year-ago period. GMAC income related to commercial mortgage operations was $41 million, representing operating earnings of $50 million and a $9 million loss on the sale of 78% of the commercial mortgage business. Cash proceeds from the sale were approximately $1.5 billion. At the closing, GMAC Commercial Mortgage also repaid to GMAC approximately $7.3 billion in intercompany loans, bringing the total cash from the sale to $8.8 billion.
      Net income from insurance operations totaled $129 million and $94 million in the first quarters of 2006 and 2005, respectively. The increase in net income in the first quarter of 2006, compared with 2005, was primarily due to the impact of strong underwriting results. First quarter results also benefited from the acquisition of MEEMIC Insurance Co., a personal lines business that offers automobile and homeowners insurance in the Midwest. Along with increased earnings, GMAC insurance maintained a strong investment portfolio, with a market value of $7.9 billion at March 31, 2006, including net unrealized gains of $622 million.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Key Factors Affecting Future Results
      The following discussion identifies the key factors, known events, and trends that could affect our future results.

GM North America Restructuring Plan — Update
      GM has been systematically and aggressively implementing its four-point turnaround plan for GMNA’s business to return the operations to profitability and positive cash flow as soon as possible. The four elements of this plan include:

•	Product Excellence

•	Revitalize Sales and Marketing Strategy

•	Accelerate Cost Reductions and Quality Improvements

•	Address Health Care Burden
      To date GM has already taken a number of previously disclosed steps resulting in progress towards the execution of the turnaround plan. The following is an update regarding further initiatives associated with certain elements of the GMNA turnaround plan:

Accelerate Cost Reductions and Quality Improvements: UAW-GM-Delphi Special Attrition Program Agreement
      As part of the initiatives to accelerate cost reductions and bring our structural cost and employment levels in line with revenues and demand for our vehicles, GM together with Delphi and the UAW announced on March 22, 2006 that they had entered into the UAW-GM-Delphi Special Attrition Program Agreement (the Attrition Agreement) which is intended to reduce the number of U.S. hourly employees at GM and Delphi through an accelerated attrition program. When originally executed, Delphi’s participation in the Attrition Agreement was subject to approval by the U.S. Bankruptcy Court for the Southern District of New York, which has jurisdiction over Delphi’s Chapter 11 proceedings. On April 7, 2006, the Bankruptcy Court declared in a hearing that Delphi’s participation in the Attrition Agreement was approved. The agreement will provide for a combination of early retirement programs and other incentives designed to help reduce employment levels at both GM and Delphi, and by which GM will be able to reduce the number of employees who are and will be in the JOBS bank in a cost effective manner.
      In the Attrition Agreement, GM has agreed to assume certain costs regarding UAW-represented Delphi employees. Specifically, GM agreed to (1) pay lump sums of $35,000 to certain employees who participate in the Attrition Program; (2) allow Delphi employees who agree to retire under the Attrition Program to flowback to GM for purposes of retirement whereby GM will assume all post-retirement health care and life insurance (OPEB) obligations to such retiree; (3) subsidize, for an interim period of time, health care and life insurance coverage for Delphi employees participating in a special voluntary pre-retirement program if Delphi reduces or eliminates its health care and/or life insurance coverage provided to active UAW employees; and (4) accept 5,000 active flowback employees, and as a result after they flow back, pay such employee’s wages and benefits and incur pension and OPEB obligations for such employees. The Attrition Agreement provides that for such costs, other than the $35,000 lump sum payment, GM will have a prepetition, general unsecured claim assertable against the estate of Delphi under certain existing agreements. This claim is subject to the rights of parties in interest to object to allowance on any grounds other than the claim did not arise under the terms of the pre-existing contractual agreements between GM and Delphi. GM believes that the Attrition Agreement will enhance the prospects for GM, the UAW and Delphi to reach a broad-based consensual resolution of issues relating to the Delphi restructuring.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Key Factors Affecting Future Results — (continued)

GM North America Restructuring Plan — Update — (concluded)
      Also under the Attrition Agreement, GM will provide certain UAW-represented employees at GM with (i) a lump sum payment of $35,000 for normal or early voluntary retirements retroactive to October 1, 2005; (ii) a mutually satisfactory retirement for employees with at least 10 years of credited service and 50 years of age or older; (iii) payment of gross monthly wages ranging from $2,750 to $2,900 to those employees who participate in a special voluntary pre-retirement program depending on years of credited service and plant work location; and (iv) a buyout of $140,000 for employees with ten or more years of seniority, or of $70,000 for employees with less than 10 years seniority, provided such employees sever all ties with GM and Delphi except for any vested pension benefits.
      GMNA recorded an after tax charge of $52 million in the first quarter of 2006 associated with the $35,000 lump sum payments for normal or early voluntary retirements between March 31, 2006 and the October 1, 2005 retroactive agreement date described above. GM expects all other significant charges for this program to be incurred in the second and third quarters of 2006 in conjunction with execution of the remaining attrition program elements.

Expected Cost Reduction in North America
      As has been previously disclosed, GMNA continues to target a reduction of structural costs in North America by $7 billion on a running rate basis by the end of 2006. Running rate basis refers to the average annualized cost savings into the foreseeable future anticipated to result from cost savings actions when fully implemented. GM expects $4.5 billion of the structural cost reduction to be realized during calendar year 2006, which is greater than the $4 billion of structural cost reductions previously estimated for calendar year 2006 in GM’s 2005 annual report on Form 10-K. This improvement is due to a reduction by $1 billion in previously-expected charges associated with the UAW healthcare settlement agreement in the first quarter of 2006, partially offset by an increase in amortization expense related to the $1 billion and future contributions associated with the Mitigation Plan.
      Attainment of the structural cost reductions will be, based in part on the following restructuring initiatives which have been announced and/ or executed:

•	October 2005 — UAW Health Care Settlement Agreement

•	November 2005 — GMNA Capacity Reductions

•	February 2006 — Salaried Retiree Health Care Revisions

•	March 2006 — Salaried Retiree Pension Plan Revisions

•	March 2006 — GM-UAW-Delphi Special Attrition Program Agreement
      In addition to the structural cost reductions, GMNA was also targeting a net reduction in material costs in 2006 of $1 billion, prior to factoring in the cost of government mandated product improvements. Reducing material costs remains a critical part of GMNA’s overall long-term cost reduction plans. Attainment of this target, however, has been challenged by higher commodity prices and troubled supplier situations. GMNA will continue its aggressive pursuit of material cost reduction via improvements in its global processes for product development which will enable further part commonization and reuse among architectures, as well as through the continued use of the most competitive supply sources globally.

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
      On March 31, 2006, Delphi filed a motion under the U.S. Bankruptcy Code seeking authority to reject certain supply contracts with GM. A hearing on this motion is scheduled for June 2 and 5, 2006. Although Delphi has not rejected any GM contracts as of this time and has assured GM that it does not intend to disrupt production at GM assembly facilities, there is a risk that Delphi or one or more of its affiliates may reject or threaten to reject individual contracts with GM, either for the purpose of exiting specific lines of business or in an attempt to increase the price GM pays for certain parts and components. As a result, GM might be materially adversely affected by disruption in the supply of automotive systems, components and parts that could force the suspension of production at GM assembly facilities.
      Delphi also filed on March 31, 2006 motions under the U.S. Bankruptcy Code seeking authority to reject its U.S. labor agreements and modify retiree welfare benefits. The unions and certain other parties have filed objections to these motions. Hearings on these motions are scheduled for May 9, 10 and 12, 2006. While Delphi has indicated to us that it expects no disruptions in its ability to continue supplying us with the systems, components, and parts we need as Delphi pursues its bankruptcy restructuring plan, labor disruptions at Delphi resulting from Delphi’s pursuit of a restructuring plan could seriously disrupt our North American operations, prevent us from executing our GMNA turnaround initiatives, and materially adversely impact our business. Accordingly, resolution of the Delphi related issues remains a critical near term priority.
      Various financial obligations Delphi has to GM as of the date of Delphi’s Chapter 11 filing, including the $927 million payable for amounts that Delphi owed to GM relating to Delphi employees who were formerly GM employees and subsequently transferred back to GM as job openings became available to them under certain employee “flowback” arrangements, may be subject to compromise in the bankruptcy proceedings, which may result in GM receiving payment of only a portion of the face amount owed by Delphi.
      GM is seeking to minimize this risk by protecting our right of setoff against the $1.15 billion we owed to Delphi as of the date of its Chapter 11 filing. A procedure for determining setoff claims has been put in place by the bankruptcy court. However, the extent to which these obligations are covered by our right to setoff may be subject to dispute by Delphi, the creditors committee, or Delphi’s other creditors, and limitation by the court. GM cannot provide any assurance that it will be able to fully or partially setoff such amounts. However, to date setoffs of approximately $52.5 million have been agreed to by Delphi and taken by GM. Although GM believes that it is probable that it will be able to collect all of the amounts due from Delphi, the financial impact of a substantial compromise of our right of setoff could have a material adverse impact on our financial position.

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
      The Chapter 11 filing by Delphi does not by itself trigger any of the benefit guarantees. Moreover, Delphi’s filing of motions under the U.S. Bankruptcy Code to reject its U.S. labor agreements and modify retiree welfare benefits does not by itself trigger any of the benefit guarantees. In addition, the benefit guarantees expire on October 18, 2007 if not previously triggered by Delphi’s failure to pay the specified benefits. If a benefit guarantee is triggered before its expiration date, GM’s obligation could extend for the lives of affected Covered Employees, subject to the applicable terms of the pertinent benefit plans or other relevant agreements.
      The benefit guarantees do not obligate GM to guarantee any benefits for Delphi retirees in excess of the levels of corresponding benefits GM provides at any given time to GM’s own hourly retirees. Accordingly, if any of the benefits GM provides to its hourly retirees are reduced, there would be a similar reduction in GM’s obligations under the corresponding benefit guarantee.
      A separate agreement between GM and Delphi requires Delphi to indemnify GM if and to the extent GM makes payments under the benefit guarantees to the UAW employees or retirees. GM received a notice from Delphi, dated October 8, 2005, that it was more likely than not that GM would become obligated to provide benefits pursuant to the benefit guarantees to the UAW employees or retirees. The notice stated that Delphi was unable at that time to estimate the timing and scope of any benefits GM might be required to provide under those benefit guarantees. Any recovery by GM under indemnity claims against Delphi might be subject to partial or complete discharge in the Delphi reorganization proceeding. As a result, GM’s claims for indemnity may not be paid partially or in full.
      As part of the discussion to attain GM’s health-care agreement with the UAW, GM provided former GM employees who became Delphi employees the potential to earn up to seven years of credited service for purposes of eligibility for certain health-care benefits under the GM/ UAW benefit guarantee agreement.
      As discussed above, GM together with Delphi and the UAW announced on March 22, 2006 that they had entered into the UAW-GM-Delphi Special Attrition Program Agreement (the Attrition Agreement) which is intended to reduce the number of U.S. hourly employees at GM and Delphi through an accelerated attrition program. When originally executed, Delphi’s participation in the Attrition Agreement was subject to approval by the U.S. Bankruptcy Court for the Southern District of New York, which has jurisdiction over Delphi’s Chapter 11 proceedings. On April 7, 2006, the Bankruptcy Court declared in a hearing that Delphi’s participation in the Attrition Agreement was approved. The Attrition Agreement provides for a combination of early retirement programs and other incentives designed to help reduce employment levels at both GM and

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Key Factors Affecting Future Results — (continued)

Delphi Bankruptcy — (concluded)
Delphi, and by which GM will be able to reduce the number of employees who are and will be in the JOBS bank in a cost effective manner.
      In the Attrition Agreement, GM has agreed to assume certain costs regarding UAW-represented Delphi employees. Specifically, GM agreed to (1) pay lump sums of $35,000 to certain employees who participate in the Attrition Program; (2) allow Delphi employees who agree to retire under the Attrition Program to flowback to GM for purposes of retirement whereby GM will assume all post-retirement health care and life insurance (OPEB) obligations to such retiree; (3) subsidize, for an interim period of time, health care and life insurance coverage for Delphi employees participating in a special voluntary pre-retirement program if Delphi reduces or eliminates its health care and/or life insurance coverage provided to active UAW employees; and (4) accept 5,000 active flowback employees, and as a result after they flow back, pay such employee’s wages and benefits and incur pension and OPEB obligations for such employees. The Attrition Agreement provides that for such costs, other than the $35,000 lump sum payment, GM will have a prepetition, general unsecured claim assertable against the estate of Delphi under certain existing agreements. This claim is subject to the rights of parties in interest to object to allowance on any grounds other than the claim did not arise under the terms of the pre-existing contractual agreements between GM and Delphi. GM believes that the Attrition Agreement will enhance the prospects for GM, the UAW and Delphi to reach a broad-based consensual resolution of issues relating to the Delphi restructuring.
      GM believes that it is probable that it has incurred a contingent liability due to Delphi’s Chapter 11 filing. GM believes that the range of the contingent exposures is between $5.5 billion and $12 billion, with amounts near the low end of the range considered more possible than amounts near the high end of the range. GM established a reserve of $5.5 billion ($3.6 billion after tax) for this contingent liability in the fourth quarter of 2005, and has made no adjustments to that reserve balance as of March 31, 2006. These views reflect GM’s current assessment that it is unlikely that a Chapter 11 process will result in both a termination of Delphi’s pension plan and complete elimination of its OPEB plans. The amount of this charge may change, depending on the result of discussions among GM, Delphi, and Delphi’s unions, and other factors. GM is currently unable to estimate the amount of additional charges, if any, which may arise from Delphi’s Chapter 11 filing. A consensual agreement to resolve the Delphi matter may cause GM to incur additional costs in exchange for benefits that would accrue to GM over time.
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

GMAC — Sale of 51% Controlling Interest
      On April 2, 2006, GM and its wholly owned subsidiaries, GMAC and GM Finance Co. Holdings Inc., entered into a definitive agreement pursuant to which GM will sell a 51% controlling interest in GMAC for a purchase price of $7.4 billion to FIM Holdings LLC, a consortium of investors led by Cerberus Capital Management, L.P., a private investment firm, which also includes Citigroup Inc. and Aozora Bank Ltd. as consortium members (FIM Holdings). GM will retain a 49% equity investment interest in GMAC. In

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Key Factors Affecting Future Results — (continued)

GMAC — Sale of 51% Controlling Interest — (continued)
addition, GM and the consortium will invest $1.9 billion of cash in new GMAC preferred equity, with $1.4 billion to be invested by GM and $500 million to be invested by FIM Holdings. The transaction is subject to a number of U.S. and international regulatory and other approvals. GM expects to close the transaction in the fourth quarter of 2006.
      GM believes this agreement represents another critical event in the current turnaround efforts, and will provide a number of benefits such as:

•	Strong long term Services Agreement between GM and GMAC — As part of the transaction, GM and GMAC will enter into a number of agreements that will require that GMAC continue to allocate capital to automotive financing consistent with historical practices, thereby continuing to provide critical financing support to a significant share of GM’s global sales. While GMAC will retain the right to make individual credit decisions, GMAC will commit to fund a broad spectrum of customers and dealers consistent with historical practice in the relevant jurisdiction. Subject to GMAC’s fulfillment of certain conditions, GM will grant GMAC exclusivity for 10 years for U.S., Canadian and international GM-sponsored consumer and wholesale marketing incentives, with the exception of Saturn branded products.

•	Improved Liquidity — Significant upfront sales proceeds to bolster GM liquidity, strengthening GM’s balance sheet and funding the turnaround plan.

•	Enhanced shareholder value through a stronger GMAC — GM will retain an 49% equity investment interest in GMAC, and will be able to continue to participate in GMAC’s strong profitability levels.

•	Expected de-linkage of GMAC’s credit rating from GM — GM expects the introduction of a new controlling investor for GMAC, new capital at GMAC, and significantly reduced intercompany exposures to GM will provide GMAC with a solid foundation to improve its current credit rating, and de-link the GMAC credit ratings from GM.
      As part of the agreement, GM will retain an option, for 10 years after the closing of the transaction, to repurchase from GMAC certain assets related to the automotive finance business of the North American Operations and International Operations of GMAC, subject to certain conditions, including that GM’s credit ratings are investment grade or are higher than GMAC’s credit ratings.
      Citigroup plans to arrange two asset-backed funding facilities that total $25 billion which will support GMAC’s ongoing business and enhance GMAC’s liquidity position. A $10 billion facility is expected to be available before closing and the other facility is expected to be available on or after closing. Citigroup has committed $12.5 billion in the aggregate to those two facilities. The funding facilities are in addition to Citigroup’s initial equity investment in GMAC.
      Prior to consummation of the agreement, (i) certain assets with respect to automotive leases and retail installment sales contracts owned by GMAC and its affiliates having a net book value of approximately $4 billion, will be dividended to GM, (ii) GM will assume certain of GMAC’s post-employment benefit obligations, (iii) GMAC will transfer to GM certain entities which hold a fee interest in certain real properties, (iv) GMAC will pay dividends to GM in an amount up to the amount of GMAC net income prior to the Acquisition, (v) GM will repay certain indebtedness owing to GMAC and specified intercompany unsecured obligations owing to GMAC shall be no greater than $1.5 billion and (vi) GMAC will make a one-time distribution to GM of approximately $2.7 billion of cash to reflect the increase in GMAC’s equity value resulting from the transfer of a portion of GMAC’s net deferred tax liabilities arising from the conversion of GMAC and certain of its subsidiaries to limited liability company form. The total value of the cash proceeds and distributions to GM before it purchases preferred limited liability company interests of GMAC will be approximately $14 billion over three years, comprised of the $7.4 billion purchase price, the $4 billion of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Key Factors Affecting Future Results — (concluded)

GMAC — Sale of 51% Controlling Interest — (concluded)
retained assets and the $2.7 billion cash dividend. GM will take a non-cash pre-tax charge to earnings currently estimated at $1.1 billion to $1.3 billion ($750 million to $850 million after tax) in the second quarter of 2006 associated with the planned sale of 51% of GMAC.
      The agreement is subject to the satisfaction or waiver of customary and other closing conditions, including, among other things, (i) reasonable satisfaction by the members of FIM Holdings, pursuant to an agreement with or other writing from, the PBGC that, following the closing, GMAC and its subsidiaries will not have any liability with respect to the ERISA plans of GM, (ii) receipt of ratings for the senior unsecured long-term indebtedness of GMAC and Residential Capital Corporation, an indirect wholly owned subsidiary of GMAC, after giving effect to the transactions contemplated by the Agreement, of at least BB and BBB- (or their respective equivalents), respectively, and an A.M. Best rating for GMAC’s significant insurance subsidiaries of at least B++ and (iii) that no material adverse effect will have occurred with respect to the business, financial condition or results of operations of GMAC, which includes any actual downgrading by any of the major rating agencies of GM’s unsecured long-term indebtedness rating below CCC or its equivalent, and (iv) the receipt of required regulatory approvals and licenses. The agreement may be terminated upon the occurrence of certain events, including the failure to complete the transaction by March 31, 2007. There can be no assurance that the sale transaction will be completed or if it is completed, that the terms of the sale will not be different from those set forth in the definitive agreement. Furthermore, even if the sale transaction is completed on the agreed-upon terms, there is no assurance that it will delink GMAC’s credit rating from GM’s credit rating or maintain ResCap’s credit rating at investment grade.
      The sale of a controlling interest in GMAC will have the effect of reducing a significant portion of the GMAC U.S. pre-tax income available to GM. Given this anticipated decline in U.S. pre-tax income as a result of the transaction, we have reassessed the need for a valuation allowance against our U.S. net deferred tax assets balance of $21.8 billion as of March 31, 2006. At this time, we consider it more likely than not that we will have U.S. taxable income in the future that will allow us to realize these deferred tax assets. However, it is possible that some or all of these deferred tax assets could ultimately expire unused, especially if our GMNA restructuring activities are not successful or if GMAC’s income declines.

Investigations
      GM has been cooperating with the government in connection with a number of investigations, including investigations concerning pension and OPEB and certain transactions between GM and Delphi.
      The Securities and Exchange Commission (SEC) has issued subpoenas to GM in connection with various matters involving GM that it has under investigation. These matters include GM’s financial reporting concerning pension and OPEB, certain transactions between GM and Delphi, supplier price reductions or credits, and any obligation GM may have to fund pension and OPEB costs in connection with Delphi’s proceedings under Chapter 11 of the U.S. Bankruptcy Code. In addition, the SEC has issued a subpoena in connection with an investigation of our transactions in precious metal raw materials used in our automotive manufacturing operations, and a federal grand jury recently issued a subpoena in connection with supplier credits.
      Separately, SEC and federal grand jury subpoenas have been served on GMAC entities in connection with industry wide investigations into practices in the insurance industry relating to loss mitigation insurance products such as finite risk insurance.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Liquidity and Capital Resources
Automotive and Other Operations

Available Liquidity
      GM believes it has sufficient liquidity, balance sheet strength and financial flexibility to meet its capital requirements over the short and medium-term under reasonably foreseeable circumstances. Over the long term, we believe that GM’s ability to meet its capital requirements will primarily depend on the execution of its turnaround plan and the return of its North American operations to profitability and positive cash flow. GM Auto & Other’s available liquidity includes its cash balances, marketable securities and readily-available assets of its VEBA trusts. At March 31, 2006, GM Auto & Other’s available liquidity was $21.6 billion compared with $20.4 billion at December 31, 2005 and $19.8 billion at March 31, 2005. The amount of GM’s consolidated cash and marketable securities is subject to intra-month and seasonal fluctuations and includes balances held by various GM business units and subsidiaries worldwide that are needed to fund their operations.

	Mar. 31, 2006	Dec. 31, 2005	Mar 31, 2005

	(Dollars in billions)
Cash and cash equivalents	$17.4	$15.2	$10.2
Other marketable securities	1.4	1.4	5.4
Readily-available assets of VEBA trusts	2.8	3.8	4.2

Available Liquidity	$21.6	$20.4	$19.8
      In addition to the readily-available portion of GM’s VEBA trusts included in available liquidity, GM expects to have access to significant additional assets in its VEBA trusts over time to fund its future OPEB plan costs. Total assets in the VEBA trusts and related 401(h) accounts approximated $18.6 billion at March 31, 2006 versus $19.1 billion at December 31, 2005. The decline in these balances was primarily driven by $2 billion of withdrawals during the first quarter of 2006, partially offset by asset returns during the quarter.
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
      Moreover, GM is currently exploring the possibility of amending or replacing the existing facility (the “New Facility”) by the end of the second quarter or early in the third quarter. Changes to the existing line of credit could include, among other terms, a security interest in certain GM assets, a reduction in the size of the facility, and an extension of the term beyond 2008. GM anticipates that it could periodically use the New Facility to fund such needs as seasonal working capital demands, which is a typical use for a secured line of credit. There can be no assurance that GM will be successful in negotiating an amendment or replacement of the existing credit line or, if so, as to the amount, terms or conditions of any New Facility.
      GM believes that issues also may arise from its recent restatement of its prior financial statements under various financing agreements, which consist principally of obligations in connection with sale/leaseback transactions and other lease obligations and do not include GM’s public debt indentures, as to which GM is a party. GM has evaluated the effect of its restatement under these agreements, including its legal rights (such as its ability to cure) with respect to any claims that could be asserted. While the amounts that might be subject to possible claims of acceleration, termination or other remedies under some or all of these agreements are uncertain, GM currently believes such amounts would likely not exceed approximately $2 billion,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Automotive and Other Operations — (continued)
     Available Liquidity — (continued)
compared with an initial estimate of $3 billion as discussed in GM’s 2005 Form 10-K. The reduction of this estimate is the result of further analysis of the underlying portfolio. In addition, there may be economic disincentives for third parties to raise such claims to the extent they have them. GM believes that it has sufficient liquidity over the short and medium term, regardless of the resolution of these matters.
      GM also has an additional $0.4 billion in undrawn committed facilities with various maturities and undrawn uncommitted lines of credit of $0.5 billion. In addition, GM’s consolidated affiliates with non-GM minority shareholders, primarily GM Daewoo, have a combined $1.5 billion in undrawn committed facilities.
      On April 3, 2006, GM announced that it had entered into a definitive agreement to sell a 51% controlling interest in GMAC to a consortium of investors led by Cerberus Capital Management, L.P. The transaction is subject to a number of U.S., international and other approvals and is expected to close in the fourth quarter of 2006. The closing of the transaction would have a material effect on GM’s liquidity position. The total value of the cash proceeds and distributions to GM before it purchases preferred limited liability company interests of GMAC will be approximately $14 billion in cash from this transaction over three years, comprised of the $7.4 billion purchase price, $4 billion of retained assets and a $2.7 billion cash dividend.

Cash Flow
      The $1.2 billion increase in available liquidity to $21.6 billion at March 31, 2006 from $20.4 billion at December 31, 2005 was primarily the result of GM Auto & Other’s positive operating cash flow, and cash proceeds from asset sales, partially offset by the significant capital expenditures required to support the business.
      For the quarter ended March 31, 2006, Auto & Other’s operating cash flow was $3.0 billion compared with a negative $2.6 billion in the first quarter of 2005. GM’s operating cash flow was principally driven by Auto & Other’s improved first quarter performance, a net loss of $0.2 billion compared with a $2.0 billion net loss in the first quarter of 2005. The 2006 first quarter loss was offset by GM’s withdrawal of $2.0 billion from its VEBA trusts for its OPEB plans for reimbursement of retiree healthcare and life insurance benefits provided to eligible plan participants, improving operating cash flow by $2.0 billion.
      Auto & Other’s first quarter 2006 investing cash flows consisted primarily of capital expenditures (a use of investing cash flow) of $1.3 billion, compared with $1.2 billion in the first quarter 2005. In March, 2006 GM sold its interest in Suzuki common stock for approximately $2.0 billion in cash, positively impacting investing cash flow by the same amount.

Debt
      GM Auto & Other’s total debt at March 31, 2006 was $32.2 billion, of which $1.2 billion was classified as short-term and $31.0 billion was classified as long-term. At March 31, 2005, total debt was $32.3 billion, of which $2.4 billion was short-term and $29.9 billion was long-term.
      Separate from the $1.2 billion of short-term debt, near-term North American term debt maturities include up to approximately $1.2 billion in 2007, primarily related to approximately $1.2 billion of convertible debentures that may be put to GM for cash settlement in March 2007, and approximately $1.3 billion of various maturities in 2008.
      In order to provide financial flexibility to GM and its suppliers, GM maintains a trade payables program through GMACCF. Under the terms of the transaction to sell 51% of GMAC to Cerberus, GM will be permitted to continue administering the program through GMACCF so long as GM provides the funding of advance payments to suppliers under the program. At March 31, 2006, GM owed approximately $0.4 billion to GMACCF under the program, which amount is included in the balances of net payable to FIO and net

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Automotive and Other Operations — (concluded)
     Available Liquidity — (concluded)
receivable from Auto & Other in GM’s Supplemental Information to the Consolidated Balance Sheets, and is eliminated in GM’s Consolidated Balance Sheets.

Net Liquidity
      Net liquidity, calculated as cash, marketable securities, and $2.8 billion ($3.8 billion at December 31, 2005) of readily-available assets of the VEBA trust less the total of loans payable and long-term debt, was a negative $10.6 billion at March 31, 2006, compared with a negative $12.1 billion at December 31, 2005.
Financing and Insurance Operations
      At March 31, 2006, GMAC’s consolidated assets totaled $303.8 billion, compared with $320.5 billion at December 31, 2005 and $315.2 billion at March 31, 2005. The decrease from December 31, 2005 was primarily attributable to the sale of approximately 78% of GMAC’s equity in GMAC Commercial Mortgage in the first quarter of 2006. The decrease from March 31, 2005 was primarily attributable to a decrease of $9.5 billion in net finance receivables and loans, driven by decreases in retail automotive receivables partially offset by an increase in residential mortgage receivables.
      GMAC’s total debt decreased to $244.8 billion at March 31, 2006, compared with $253.2 billion at December 31, 2005 and $259.4 billion at March 31, 2005. GMAC’s ratio of total debt to total stockholder’s equity at March 31, 2006 was 10.9:1, compared with 11.9:1 at December 31, 2005, and 11.5:1 at March 31, 2005. GMAC’s liquidity, as well as its ability to profit from ongoing activity, is in large part dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. Part of GMAC’s strategy in managing liquidity risk has been to develop diversified funding sources across a global investor base. As an important part of its overall funding and liquidity strategy, GMAC maintains substantial bank lines of credit. These bank lines of credit, which totaled $44.3 billion at March 31, 2006, provide “back-up” liquidity and represent additional funding sources, if required.
      GMAC currently has a $3.0 billion syndicated line of credit committed through June 2006, $4.4 billion committed through June 2008, and committed and uncommitted lines of credit of $3.3 billion and $8.6 billion, respectively. In addition, at March 31, 2006, New Center Asset Trust (NCAT) and Mortgage Interest Networking Trust (MINT) had $18.5 billion and $3.0 billion in committed liquidity facilities, respectively. NCAT is a special purpose entity administered by GMAC for the purpose of funding assets as part of GMAC’s securitization funding programs. This entity funds the purchase of assets through the issuance of asset-backed commercial paper and represents an important source of liquidity to GMAC. At March 31, 2006, NCAT had commercial paper outstanding of $12.0 billion, which is not consolidated in the Corporation’s Consolidated Balance Sheet. In addition, GMAC has been able to diversify its unsecured funding through the formation of ResCap. ResCap, which was formed as the holding company of GMAC’s residential mortgage businesses, has a $3.5 billion syndicated line of credit consisting of a $1.75 billion syndicated term loan, a $0.9 billion syndicated line of credit committed through July 2008, and a $0.9 billion syndicated line of credit committed through July 2006. Finally, GMAC has $108.0 billion in committed secured funding facilities with third-parties, including commitments with third-party asset-backed commercial paper conduits, as well as forward flow sale agreements with third-parties and repurchase facilities. This includes five year commitments that GMAC entered into in 2005 with remaining capacity to sell up to $59 billion of retail automotive receivables to third party purchasers through 2010. The unused portion of these committed and uncommitted facilities totaled $72.7 billion at March 31, 2006.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Status of Debt Ratings
      Standard & Poor’s, Moody’s, and Fitch currently rate GM’s and GMAC’s credit at non-investment grade. Dominion Bond Rating Services (DBRS) rates GM’s credit at non-investment grade and maintains an investment grade rating for GMAC. All major rating agencies rate ResCap at investment grade. The following table summarizes GM’s, GMAC’s and ResCap’s credit ratings as of April 21, 2006:

	Senior Debt			Commercial Paper

Rating Agency	GM	GMAC	ResCap	GM	GMAC	ResCap

DBRS	B(High)	BBB(Low)	BBB	R-3(Mid)	R-2(Low)	R-2(Mid)
Fitch	B	BB	BBB-	Withdrawn	B	F3
Moody’s	B3	Ba1	Baa3	Not Prime	Not Prime	P3
S&P	B	BB	BBB-	B-3	B-1	A-3

Outlook

Rating Agency	GM	GMAC	ResCap

DBRS	Negative	Developing	Developing
Fitch	Rating Watch Negative	Positive	Positive
Moody’s	Negative	Review for Possible Downgrade	Review for Possible Downgrade
S&P	Rating Watch Negative	Developing	Developing

      While GM experienced limited access to the capital markets in the first quarter of 2006 as a result of deterioration in its credit ratings, we were able to utilize available liquidity to meet our capital requirements. Similarly, due to the downgrade of GMAC’s unsecured debt to non-investment grade, GMAC’s access to the unsecured capital markets was limited. GMAC was able to meet its capital requirements by accessing alternative funding sources, with a focus on secured funding and automotive whole loan sales.
      Each of Standard and Poor’s, Moody’s, Fitch, and DBRS has recently downgraded GM’s senior debt ratings.
      On February 21, 2006, Moody’s downgraded GM’s senior unsecured debt to B2 with a negative outlook from B1 under review for a possible downgrade. On March 16, 2006, Moody’s placed the senior unsecured ratings of GM, GMAC and ResCap under review for a possible downgrade. At the same time, Moody’s changed the review status of ResCap’s short-term P-3 ratings to review for possible downgrade from direction uncertain. On March 29, 2006 Moody’s downgraded GM’s senior unsecured debt to B3 with a negative outlook leaving the ratings of GMAC and ResCap on review for possible downgrade. On May 5, 2006, Moody’s placed GM’s senior unsecured debt rating under review for a possible downgrade. GM’s corporate rating and the ratings of GMAC and ResCap were unaffected.
      On March 1, 2006, Fitch downgraded GM’s senior unsecured rating from B+ to B. Following GM’s April 2, 2006 entry into a definitive agreement to sell 51% of its stake in GMAC, Fitch changed GMAC’s and ResCap’s rating-watch outlook to positive from evolving.
      On March 29, 2006, Standard and Poor’s placed both GM’s long term B and short term B-3 corporate credit ratings on CreditWatch with negative implications. The ratings for GMAC and ResCap were affirmed as BB and BBB minus, respectively. Both GMAC and ResCap’s ratings were left on CreditWatch with developing implications.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Status of Debt Ratings — (concluded)
      While the aforementioned ratings actions have increased borrowing costs and limited access to unsecured debt markets, these outcomes have been mitigated by actions taken by GM and GMAC over the past few years to focus on an increased use of liquidity sources other than institutional unsecured markets that are not directly affected by ratings on unsecured debt, including secured funding sources beyond traditional asset classes and geographical markets, automotive whole loan sales, and use of bank and conduit facilities. Further reductions of GM’s and/or GMAC’s credit ratings could increase the possibility of additional terms and conditions contained in any new or replacement financing arrangements. As a result of specific funding actions taken over the past few years, management believes that GM and GMAC will continue to have access to sufficient capital to meet the Corporation’s ongoing funding needs over the short and medium-term. Notwithstanding the foregoing, management believes that the current ratings situation and outlook increase the level of risk for achieving the Corporation’s funding strategy and GMAC’s ability to sustain current level of asset originations over the long-term. In addition, the ratings situation and outlook increase the importance of successfully executing the Corporation’s plans for improvement of operating results. On April 2, 2006, GM entered into a definitive agreement to sell 51% of its stake in GMAC. One of the goals of this transaction is to delink GMAC’s credit rating from GM’s credit rating and renew its access to low-cost financing.
Line of Credit Between GM and GMAC
      GM has a $4 billion revolving line of credit from GMAC that expires in September 2006. This credit line is used for general operating and seasonal working capital purposes and to reduce external liquidity requirements, given the differences in the timing of GM’s and GMAC’s peak funding requirements. The line was not utilized in the first quarter of 2006. In the first quarter of 2005, the maximum amount outstanding on this line was $3.3 billion. Interest is payable on amounts advanced under the arrangements based on market interest rates, adjusted to reflect the credit rating of GM or GMAC in its capacity as borrower.
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Off-Balance Sheet Arrangements — (concluded)
      Assets in off-balance sheet entities were as follows (dollars in millions):

	March 31,	Dec. 31,	March 31,
	2006	2005	2005

Automotive and Other Operations Assets leased under operating leases	$2,288	$2,430	$2,469
Trade receivables sold(1)	737	708	1,153

Total	$3,025	$3,138	$3,622

Financing and Insurance Operations Receivables sold or securitized:
— Mortgage loans	$90,207	$99,084	$81,496
— Retail finance receivables	8,212	6,014	4,777
— Wholesale finance receivables	21,326	21,421	24,507

Total	$119,745	$126,519	$110,780

(1)	In addition, trade receivables sold to GMAC were $595 million, $525 million and $558 million for the periods ended March 31, 2006, December 31, 2005, and March 31, 2005, respectively.
Book Value Per Share
      Book value per share was determined based on the liquidation rights of the common stockholders. Book value per share of GM $1 2/3 par value common stock was $27.27 at March 31, 2006, $25.81 at December 31, 2005, and $44.37 at March 31, 2005.
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
      As of March 31, 2006, GM’s book value per share was significantly higher than the trading price of its $1 2/3 par value common stock. GM believes that this difference is driven mainly by marketplace uncertainty surrounding future events at GM.
Dividends
      Dividends may be paid on our $1 2/3 par value common stock only when, as, and if declared by GM’s Board of Directors in its sole discretion out of amounts available for dividends under applicable law. At March 31, 2006, the amount of our capital surplus plus retained earnings on a GAAP basis was about $17.9 billion. Under Delaware law, our board may declare dividends only to the extent of our statutory “surplus” (which is defined as total assets minus total liabilities, in each case at fair market value, minus statutory capital), or if there is no such surplus, out of our net profits for the then current and/or immediately preceding fiscal year.
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Employment And Payrolls

Worldwide employment for GM and its wholly-owned subsidiaries at March 31, (in thousands)	2006	2005

GMNA	169	179
GME(1)	64	58
GMLAAM	31	30
GMAP(2)	32	15
GMAC	31	34
Other	2	5

Total employees	329	321

	Three Months
	Ended
	March 31,

	2006	2005

Worldwide payrolls — (in billions)	$5.3	$5.3

(1)	Approximately 7,000 employees were added in the fourth quarter of 2005 from a former powertrain joint venture with Fiat.

(2)	Approximately 13,000 employees were added as a result of the GM Daewoo consolidation in the third quarter of 2005.
Critical Accounting Estimates
      The condensed consolidated financial statements of GM are prepared in conformity with GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. GM’s accounting policies and critical accounting estimates are consistent with those described in Note 1 to the 2005 Consolidated Financial Statements and the MD&A section in our 2005 Annual Report on Form 10-K. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Corporation has discussed the development, selection and disclosures of its critical accounting estimates with the Audit Committee of GM’s Board of Directors, and the Audit Committee has reviewed the Corporation’s disclosures relating to these estimates.
      GM will be remeasuring its U.S. Salaried Pension Plans as a result of previously announced benefit modifications. The primary impacts of this remeasurement will be reflected in the second quarter of 2006 and subsequent periods.
      Other than the above item, there have been no significant changes in the methodologies and processes used in developing these estimates from what is described in GM’s 2005 Annual Report on Form 10-K.
New Accounting Standards
      Beginning January 1, 2006, the Corporation adopted SFAS No. 123R, “Share-Based Payment” (SFAS 123R), requiring companies to record share-based payment transactions as compensation expense at fair market value. The Corporation elected the modified prospective method in adopting SFAS 123R. This method requires compensation cost to be recognized (a) based on the requirements of SFAS 123R for all share-based payments granted or modified after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The Corporation began expensing the fair market value of newly granted stock options

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
New Accounting Standards — (continued)
and other stock based compensation awards to employees pursuant to SFAS 123 in 2003; therefore this statement did not have a significant effect on GM’s consolidated financial position or results of operations.
      Prior to the adoption of SFAS No. 123(R), the Corporation used the Black-Scholes model to calculate the grant-date fair value of awards granted under the GMLTIP plan. The GMLTIP plan consists of award opportunities granted to participants that are based on the achievement of specific corporate business criteria. The condition is a minimum percentile ranking of GM’s Total Shareholder Return (TSR) among the companies in the S&P 500. The achievement of a certain TSR ranking relative to other stocks in the S&P 500 is considered a market condition under SFAS No. 123(R) and should be reflected in the calculation of the grant-date fair value of the award. For awards granted under the GMLTIP plan subsequent to the adoption of SFAS No. 123(R), the Corporation uses a lattice model to calculate the grant-date fair value of awards which incorporates the market condition.
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
      In February 2006, the FASB released FSP SFAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event,” which clarifies the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The FSP did not have a significant effect on GM’s consolidated financial position or results of operations.
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
      In November 2005, the FASB released FSP FIN 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners,” requiring companies to disclose minimum revenue guarantees in accordance with the guidelines provided in FIN 45 for interim and annual financial statements. GM adopted FIN 45-3 upon issuance. The Interpretation did not have a significant effect on GM’s consolidated financial position or results of operations.
      In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement amends SFAS No. 133 to permit fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also eliminates the interim guidance in SFAS No. 133 Implementation Issue D-1 which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. Finally, this statement amends SFAS No. 140 to eliminate the restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. This statement is effective for all financial instruments acquired or issued in first fiscal years beginning after September 15, 2006.
      In April 2006, the FASB issued FSP FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” which requires the variability of an entity to be analyzed based on

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
New Accounting Standards — (concluded)
the design of the entity. The nature and risks in the entity, as well as the purpose for the entity’s creation are examined to determine the variability in applying FIN 46(R). The variability is used in applying FIN 46(R) to determine whether an entity is a variable interest entity, which interests are variable interests in the entity, and who is the primary beneficiary of the variable interest entity. This statement is effective for all reporting periods after June 15, 2006.
Forward-Looking Statements
      In this report, in reports subsequently filed by GM with the SEC on Form 10-K and Form 10-Q and filed or furnished on Form 8-K, and in related comments by management of GM, our use of the words “expect,” “anticipate,” “estimate,” “forecast,” “initiative,” “objective,” “plan,” “goal,” “project,” “outlook,” “priorities,” “target,” “intend,” “evaluate,” “pursue,” “seek,” “may,” “would,” “could,” “should,” “believe,” “potential,” “continue,” “designed,” “impact,” or the negative of any of those words or similar expressions is intended to identify forward-looking statements. All statements in subsequent reports which GM may file with the SEC on Form 10-Q and filed or furnished on Form 8-K, other than statements of historical fact, including without limitation, statements about future events and financial performance, are forward-looking statements that involve certain risks and uncertainties. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable when made, these statements are not guarantees of any events or financial results, and GM’s actual results may differ materially due to numerous important factors that may be revised or supplemented in subsequent reports on SEC Forms 10-K, 10-Q and 8-K. Such factors include, among others, the following:

•	The ability of GM to realize production efficiencies, to achieve reductions in costs as a result of the turnaround restructuring and health care cost reductions and to implement capital expenditures at levels and times planned by management;

•	The resolution of the appeal of the court approval of the health care settlement agreement;

•	The pace of product introductions;

•	Market acceptance of the Corporation’s new products;

•	Significant changes in the competitive environment and the effect of competition in the Corporation’s markets, including on the Corporation’s pricing policies;

•	Our ability to maintain adequate liquidity and financing sources and an appropriate level of debt;

•	Restrictions on GMAC’s and ResCap’s ability to pay dividends and prepay subordinated debt obligations to us;

•	Changes in the existing, or the adoption of new, laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of our products, the cost thereof or applicable tax rates;

•	Costs and risks associated with litigation;

•	The final results of investigations and inquiries by the SEC;

•	Changes in our accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, including the range of estimates for the Delphi benefit guarantees, which could result in an impact on earnings;

•	Changes in relations with unions and employees/retirees and the legal interpretations of the agreements with those unions with regard to employees/retirees;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Forward-Looking Statements — (continued)

•	Negotiations and bankruptcy court actions with respect to Delphi’s obligations to GM, negotiations with respect to GM’s obligations under the benefit guarantees to Delphi employees, and GM’s ability to recover any indemnity claims against Delphi;

•	Labor strikes or work stoppages at GM or at key suppliers such as Delphi;

•	Additional credit rating downgrades and the effects thereof;

•	The effect of a potential sale or other extraordinary transaction involving GMAC on the results of GM’s and GMAC’s operations and liquidity;

•	Other factors affecting financing and insurance operating segments’ results of operations and financial condition such as credit ratings, adequate access to the market, changes in the residual value of off-lease vehicles, changes in U.S. government-sponsored mortgage programs or disruptions in the markets in which our mortgage subsidiaries operate, and changes in our contractual servicing rights;

•	Shortages of and price increases for fuel; and

•	Changes in economic conditions, commodity prices, currency exchange rates or political stability in the markets in which we operate.
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Forward-Looking Statements — (concluded)

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
      There have been no significant changes in the Corporation’s exposure to market risk since December 31, 2005. See Item 7A in GM’s Annual Report on Form 10-K for the year ended December 31, 2005.
* * * * * * *

Item 4.	Controls and Procedures
      The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the specified time periods.
      GM’s management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of GM’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of March 31, 2006. Based on that evaluation, GM’s chief executive officer and chief financial officer concluded that, as of that date, GM’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at the reasonable assurance level.
      Management’s assessment identified the following material weaknesses and significant deficiency:

(A)	A material weakness was identified related to our design and maintenance of adequate controls over the preparation, review, presentation and disclosure of amounts included in our previously-reported condensed consolidated statements of cash flows for certain prior periods, which resulted in misstatements therein and our previous restatements thereof. Cash outflows related to certain mortgage loan originations and purchases were not appropriately classified as either operating cash flows or investing cash flows consistent with our original description as loans held for sale or loans held for investment. In addition, proceeds from sales and repayments related to certain mortgage loans, which initially were classified as mortgage loans held for investment and subsequently transferred to mortgage loans held for sale, were reported as operating cash flows instead of investing cash flows in our condensed consolidated statements of cash flows, as required by Statement of Financial Accounting Standards No. 102 Statement of Cash Flows — Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. Finally, certain non-cash proceeds and transfers were not appropriately presented in the condensed consolidated statements of cash flows.
      GM management is in the process of remediating this material weakness through the design and implementation of enhanced controls to aid in the correct preparation, review, presentation and disclosures of our condensed consolidated statements of cash flows. Management will monitor, evaluate and test the operating effectiveness of these controls.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Controls and Procedures — (concluded)

(B)	As discussed in GM’s Annual Report on Form 10-K for the year ended December 31, 2005, GM management remediated a material weakness in control procedures used to account for GM’s portfolio of vehicles on operating lease with daily rental car entities.

(C)	GM management also identified a significant deficiency in internal controls related to accounting for complex contracts. This deficiency was identified as a result of certain contracts being accounted for incorrectly and without appropriate consideration of the economic substance of the contracts. GM management is in the process of remediating this significant deficiency by implementing a delegation of authority for approval of the accounting for complex contracts that requires formal review and approval by experienced accounting personnel.
      Other than indicated above, there were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
Stockholder and Bondholder Class Actions
      In the previously reported ERISA Class Action In re General Motors ERISA Litigation, on April 6, 2006, the United States District Court for the Eastern District of Michigan denied the motion of the GM defendants to dismiss. The ruling is not a decision on the merits of the claims. No determination has been that the case may be maintained as a class action. The GM defendants intend to vigorously defend this action.
      In the previously reported stockholder class action In re General Motors Securities Litigation (previously Folksam Asset Management v. General Motors, et al. and Galliani v. General Motors, et. al.) on April 17, 2006, the Judicial Panel on Multidistrict Litigation entered an order transferring In re General Motors Securities Litigation to the United States District Court for the Eastern District of Michigan for coordinated or consolidated pretrial proceedings with Stein v. Bowles, et al.; Rosen, et al. v. General Motors Corp., et al; Gluckstern v. Wagoner, et al.; and Orr v. Wagoner, et al., all of which have been previously reported.
      In the previously reported bondholder class action Zielezienski, et al. v. General Motors, et al. on April 3, 2006, the court entered an order transferring the case to the United States District Court for the Eastern District of Michigan from the United States District Court for the Southern District of Florida.
Canadian Export Antitrust Class Actions
      In the previously reported antitrust class actions In re New Market Vehicle Canadian Export Antitrust Litigation Cases, General Motors and Nissan Motor Co. Ltd. have filed a petition for leave to appeal the decision of the United States District Court for the District of Maine certifying a class action for injuctive relief only under federal rule 23(b)(2) and deferring a decision on plaintiffs’ motion to certify statewide damages classes. On April 18, 2006, the United States Court of Appeals for the First Circuit ordered that it will hold in abeyance the petition for leave to appeal pending the district court’s ruling on the motion to certify statewide damages classes.
Health Care Litigation
      In the previously reported putative class action UAW, et al. v. General Motors Corporation, which challenged GM’s ability to modify the health care plan for certain hourly retirees and surviving spouses, the decision of the U.S. District Court for the Eastern District of Michigan on March 31, 2006 approving a settlement agreement has been appealed by the putative plaintiff class to the U.S. Court of Appeals for the Sixth Circuit.
Coolant System Product Litigation
      Kenneth Stewart v. General Motors of Canada Limited and General Motors Corporation, a complaint filed in the Superior Court of Ontario dated April 24, 2006, alleges a class action covering Canadian residents, except residents of British Columbia and Quebec, who purchased 1995 to 2003 GM vehicles with 3.1, 3.4, 3.8 and 4.3 liter engines. Plaintiff alleges that defects in the engine cooling systems allow coolant to leak into the engine and cause engine damage. The complaint alleges violation of the Business Practices and Competition Acts and seeks alleged benefits received as a result of failure to warn and negligence, compensatory damages, punitive damages, fees and costs.. Similar complaints were filed in the Supreme Court of British Columbia on behalf of purchasers resident in British Columbia (Donald Goodridge v. General Motors of Canada Limited and General Motors Corporation, dated May 2, 2006) and in the Superior Court of Quebec on behalf of purchasers resident in Quebec and Canada. (Dominique Gauthier v. General Motors of Canada Limited, dated April 18, 2006).

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Legal Proceedings — (concluded)
      In Gutzler v. General Motors Corporation, initially filed on April 11, 2003, the Circuit Court of Jackson County, Missouri certified a class on January 9, 2006, comprised of “all consumers who purchased or leased a GM vehicle in Missouri that was factory-equipped with Dex-Cool,” coolant, included as original equipment in GM vehicles manufactured since 1995. The Court also certified two sub-classes comprised of (i) class members who purchased or leased a vehicle with a 4.3-liter engine, and (ii) class members who purchased or leased a vehicle with a 3.1, 3.4 or 3.8-liter engine. On March 6, 2006, the Missouri Court of Appeals for the Western District declined to hear GM’s appeal of the class certifications, and GM’s petition to transfer the matter to the Missouri Supreme Court for further review is pending. GM has been named as the defendant in 20 similar putative class actions in various different federal and state courts in the U.S. alleging defects in the engine cooling systems in GM vehicles; 14 cases are still pending in U.S. courts including six cases that have been consolidated, either finally or conditionally, for pre-trial proceedings in a federal multi-district proceeding in the District Court for the Southern District of Illinois.
Environmental Matters
      With respect to the previously reported matter in which the EPA had issued an Administrative complaint on October 17, 2003 against General Motors in connection with the Corporation’s assembly facilities in Moraine, Ohio, Pontiac, Michigan, and Orion, Michigan, the EPA Administrative Law Judge has issued a preliminary determination that GM is liable for multiple violations of the hazardous waste rules as applied to GM’s painting and purge operations. The Judge has ordered GM to pay $568,116 in penalties. GM believes that the case was wrongly decided because the purge material in question is not a “waste”, but instead is being used as intended in enclosed systems to clean, suspend paint solids, and transport fluids. The purge material is thereafter captured, reclaimed, and reused by GM in its processes. GM intends to appeal to the Environmental Appeals Board on the grounds that the purge material in question is not a “waste.”
* * * * * * *

Item 1A.	Risk Factors
      The risk factors immediately following, which were disclosed in our 2005 Form 10-K, have been modified to provide additional disclosure related to changes since we filed our 2005 Form 10-K. See our 2005 Form 10-K for an expanded description of other risks facing the Corporation listed below under “Other Risk Factors.”

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
      In particular, our largest supplier, Delphi, filed a Chapter 11 bankruptcy petition in October 2005. On March 31, 2006 Delphi filed motions under the U.S. Bankruptcy Code seeking authority to reject its U.S. labor agreements and modify retiree welfare benefits. The unions and certain other parties have filed objections to these motions. Hearings on these motions are scheduled for May 9, 10 and 12, 2006. While Delphi has indicated to us that it expects no disruptions in its ability to continue supplying us with the systems, components, and parts we need as Delphi pursues its bankruptcy restructuring plan, labor disruptions at

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Risk Factors — (continued)
Delphi resulting from Delphi’s pursuit of a restructuring plan could seriously disrupt our North American operations, prevent us from executing our GMNA turnaround initiatives, and materially adversely impact our business. We believe that the UAW has recently asked the UAW-represented Delphi employees to authorize a strike if Delphi voids its labor contracts and that the UAW has asked these employees to complete the vote by May 14, 2006.

Delphi may seek to reject or compromise its obligations to us through its Chapter 11 bankruptcy proceedings.
      In connection with its Chapter 11 bankruptcy restructuring, Delphi filed a motion under the U.S. Bankruptcy Code on March 31, 2006 seeking authority to reject certain supply contracts with GM. A hearing on this motion is scheduled for June 2 and 5, 2006. Although Delphi has not rejected any GM contracts as of this time and has assured GM that it does not intend to disrupt production at GM assembly facilities, there is a risk that Delphi or one more of its affiliates may reject or threaten to reject individual contracts with GM, either for the purpose of exiting specific lines of business or in an attempt to increase the price GM pays for various systems, components and parts we purchase from Delphi. As a result, we could experience a material disruption in our supply of automotive systems, components and parts that could force the suspension of production at GM assembly facilities, which could materially adversely affect our business, including implementation of our GMNA turnaround initiatives. It is also difficult for us to quickly switch to a different supplier for some of the systems, components and parts we purchase from Delphi as a result of the extended validation and production lead times for these items.
      Various financial obligations Delphi has to GM as of the date of Delphi’s Chapter 11 filing, including the $927 million payable for amounts that Delphi owed to GM relating to Delphi employees who were formerly GM employees and subsequently transferred back to GM as job openings became available to them under certain employee “flowback” arrangements, may be subject to compromise in the bankruptcy proceedings, which may result in GM receiving payment of only a portion of the face amount owed by Delphi. GM will seek to minimize this risk by protecting our right of setoff against the $1.15 billion we owed to Delphi as of the date of its Chapter 11 filing. A procedure for determining setoff claims has been put in place by the bankruptcy court. However, the extent to which these obligations are covered by our right to setoff may be subject to dispute by Delphi, the creditors committee, or Delphi’s other creditors, and limitation by the court. GM cannot provide any assurance that it will be able to fully or partially setoff such amounts. However, to date setoffs of approximately $52.5 million have been agreed to by Delphi and taken by GM. The financial impact of substantial compromise or our right of setoff could have a material adverse impact on our financial position.

Continued failure to achieve profitability may cause some or all of our deferred tax assets to expire.
      As of March 31, 2006, we had approximately $21.8 billion in U.S. net deferred tax assets. These deferred tax assets include net operating loss carryovers that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. However, many of these deferred tax assets will expire if they are not utilized within certain time periods. At this time, we consider it more likely than not that we will have U.S. taxable income in the future that will allow us to realize these deferred tax assets. However, it is possible that some or all of these deferred tax assets could ultimately expire unused, especially if our GMNA restructuring initiatives are not successful or if GM’s share of GMAC’s income declines. On April 2, 2006, GM entered into a definitive agreement to sell a 51% controlling interest in GMAC to a consortium of investors. While this will not directly affect GM’s ability to realize our deferred tax assets, it will result in a significant portion of GMAC’s U.S. pre-tax income to no longer be available to GM. Therefore, unless we are able to generate sufficient U.S. taxable income from our automotive operations, a substantial valuation allowance may be required, which would materially increase our expenses in the period taken and adversely

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Risk Factors — (continued)
affect our business. If we were required to record a valuation allowance against all of our U.S. deferred tax assets as of March 31, 2006, our resulting total stockholders’ equity would have been negative.

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
      As part of our discussions with the UAW, on March 22, 2006, GM, Delphi and the UAW reached a tentative agreement intended to reduce the number of U.S. hourly employees through an accelerated attrition program. On April 7, 2006, the bankruptcy court declared in a hearing that Delphi’s participation in the agreement was approved. We cannot provide any assurance that enough employees will agree to participate in the attrition program to reduce employment levels at GM sufficient to provide the benefits we anticipate.
      Our current collective bargaining agreement with the UAW will expire in September 2007. Any UAW strikes, threats of strikes, or other resistance in connection with the negotiation of a new agreement could impair our ability to implement further measures to reduce structural costs and improve production efficiencies in furtherance of our GMNA initiatives.

We have reached an agreement to sell a controlling interest in GMAC . There is a risk that this transaction may not be completed, or if it is completed, that it may not delink GMAC’s credit rating from GM’s credit rating or maintain ResCap’s investment grade credit rating. In addition, this transaction, if completed, would reduce our interest in GMAC’s earnings going forward.
      On April 2, 2006, GM entered into a definitive agreement to sell a 51% controlling interest in GMAC to a consortium of investors. There can be no assurance that the sale transaction will be completed or if it is completed, that the terms of the sale will not be different from those set forth in the definitive agreement. Furthermore, even if the sale transaction is completed on the agreed-upon terms, there is no assurance that it will not delink GMAC’s credit rating from GM’s credit rating or maintain ResCap’s credit rating at investment grade.
      Failure to complete the sale transaction will place further pressure on both GM’s and GMAC’s credit profiles, potentially resulting in further downgrades with GMAC’s credit ratings explicitly re-linked to those of GM. Moreover, any reduction in the automotive finance capacity of GMAC could materially adversely affect GM’s business to the extent that third party financing is not available to fund GM’s automotive sales. In the absence of a transaction:

•	GMAC’s access to capital may be seriously constrained, as most unsecured funding sources may decline, including bank funding;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Risk Factors — (concluded)

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
      In addition, the sale transaction, if completed, would reduce our interest in the earnings of GMAC and ResCap, although the financial effects of that reduction would be offset by the value of the consideration we would receive from the purchasers.

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
      In addition, on March 31, 2006, the Financial Accounting Standards Board (FASB) issued an exposure draft detailing proposed changes in the accounting rules for pensions and other postretirement benefits, which would require a company to include on its balance sheet an additional net asset or net liability to reflect the funded or unfunded status, as the case may be, of its retirement plans. In light of the unrecognized losses associated with our pension and OPEB liabilities under existing accounting rules, if these expected proposed rules had been in effect as of December 31, 2005, the substantial additional liability that we would have had to include on our balance sheet would have caused our total stockholders’ equity to be negative.
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
Other Risk Factors
      The following risk factors, which were disclosed in our 2005 Form 10-K, have not materially changed since we filed our 2005 Form 10-K. See our 2005 Form 10-K for a complete discussion of these risk factors.
Risks related to GM and its automotive business

•	Our ability to achieve structural and material cost reductions and to realize production efficiencies for our automotive operations is critical to our ability to achieve our turnaround plan and return to profitability.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Risks related to GM and its automotive business — (concluded)

•	We have guaranteed a significant amount of Delphi’s financial obligations to its unionized workers. If Delphi fails to satisfy these obligations, we would be obligated to pay some of these obligations.

•	Our health-care cost burden is one of our biggest competitive challenges, and if we do not make progress on structurally fixing this issue, it will continue to be a long-term threat to GM.

•	Our extensive pension and OPEB obligations to retirees are a competitive disadvantage for us.

•	We have recently experienced a series of credit rating actions that have downgraded our credit ratings to historically low levels. Further reduction of our credit ratings, or failure to restore our credit ratings to higher levels, could have a material adverse effect on our business.

•	Our liquidity position could be negatively affected by a variety of factors, which in turn could have a material adverse effect on our business.

•	GM’s recent restatement of its prior financial statements could negatively impact its rights and obligations under certain contracts to which it is a party, including its $5.6 billion standby credit facility, which could under certain circumstances materially adversely affect GM’s future liquidity.

•	The government is currently investigating certain of our accounting practices. The final outcome of these investigations could require us to restate prior financial results.

•	We operate in a highly competitive industry that has excess manufacturing capacity.

•	The bankruptcy or insolvency of a major competitor could result in further competitive disadvantages for us in relation to that competitor.

•	Shortages and increases in the price of fuel can result in diminished profitability due to shifts in consumer vehicle demand.

•	A decline in consumer demand for our higher margin vehicles could result in diminished profitability.

•	Our indebtedness and other obligations of our automotive operations are significant and could materially adversely affect our business.

•	Our pension and OPEB expenses are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience, and changes in laws and regulations.

•	The pace of introduction and market acceptance of new vehicles is important to our success.

•	Economic and industry conditions constantly change and could have a material adverse effect on our business and results of operations.

•	Changes in existing, or the adoption of new, laws, regulations or policies of governmental organizations may have a significant negative impact on how we do business.

•	Our businesses outside the United States expose us to additional risks that may cause our revenues and profitability to decline.

•	A failure of or interruption in the communications and information systems on which we rely to conduct our operations could adversely affect our business.

•	We could be materially adversely affected by changes in currency exchange rates, commodity prices, equity prices and interest rates.

•	We are subject to significant risks of litigation.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Risks related to GM’s finance, mortgage and insurance businesses

•	Our finance, mortgage and insurance businesses require substantial capital, and if we are unable to maintain adequate financing sources, our business, results of operations and financial condition will suffer and jeopardize our ability to continue operations.

•	We are exposed to credit risk which could affect the business, results of operations and financial condition of our finance, mortgage and insurance operations.

•	Our earnings may decrease because of increases or decreases in interest rates.

•	Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates.

•	ResCap’s ability to pay dividends and to prepay subordinated debt obligations to GMAC is restricted by contractual arrangements.

•	We use estimates and assumptions in determining the fair value of certain of our assets, in determining our allowance for credit losses, in determining lease residual values and in determining our reserves for insurance losses and loss adjustment expenses. If our estimates or assumptions prove to be incorrect, the business, results of operations and financial condition of our finance, mortgage and insurance operations could be materially adversely affected.

•	General business and economic conditions of the industries and geographic areas in which we operate affect the business, results of operations and financial condition of our finance, mortgage and insurance operations.

•	Our business, results of operations and financial condition may be materially adversely affected by decreases in the residual value of off-lease vehicles.

•	Fluctuations in valuation of investment securities or significant fluctuations in investment market prices could negatively affect revenues.

•	Changes in existing U.S. government-sponsored mortgage programs, or disruptions in the secondary markets in the United States or in other countries in which our mortgage subsidiaries operate, could materially adversely affect the business, results of operations and financial condition of our mortgage business.

•	GMAC may be required to repurchase contracts and provide indemnification if GMAC breaches representations and warranties from its securitization and whole loan transactions, which could harm our business, results of operations and financial condition.

•	Significant indemnification payments or contract, lease or loan repurchase activity of retail contracts or leases or mortgage loans could harm our business, results of operations and financial condition.

•	A loss of contractual servicing rights could have a material adverse effect on our operations.

•	The regulatory environment in which GMAC operates could have a material adverse effect on its business.
      The worldwide financial services industry is highly competitive. If we are unable to compete successfully or if there is increased competition in the automotive financing, mortgage and/or insurance markets or generally in the markets for securitizations or asset sales, our margins could be materially adversely affected.
* * * * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 2(c).	Purchases of Equity Securities
      GM made no purchases of GM $1 2/3 par value common stock during the three months ended March 31, 2006.
* * * * * * * *

Item 6.	Exhibits

Exhibit
Number	Exhibit Name

10.1	Memorandum of Understanding dated October 29, 2005 between the International Union, UAW and General Motors Corporation
10.2	UAW-GM-Delphi Special Attrition Program dated March 22, 2006 among the International Union, UAW, General Motors Corporation and Delphi Corporation
13	General Motors Acceptance Corporation Quarterly Report on Form 10-Q, File No. 000-03754, for the quarterly period ended March 31, 2006
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* * * * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS CORPORATION

(Registrant)
Date: May 10, 2006

By:	/s/ PETER R. BIBLE

(Peter R. Bible, Chief Accounting Officer)