Form 10-Q
period 2006-06-30
GENERAL MOTORS CORP
filed 2006-08-08
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

As of July 31, 2006, there were outstanding 565,607,779 shares of the issuer’s $1 2/3 par value common stock.

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

Explanatory Note

General Motors Corporation’s (GM) net loss for the second quarter of 2006, previously announced as $3.2 billion in its earning release furnished in a Form 8-K dated August 1, 2006, has been increased by $200 million to $3.4 billion. The increase is attributable to the estimated tax provision relating to the loss related to the announced sale of 51% of GM’s interest in GMAC LLC (GMAC) to a consortium of investors. The previously estimated after-tax charge of $490 million has been increased to $690 million as the tax provision was adjusted to reflect the book to tax basis differences at several GMAC subsidiaries.

The tax increase does not result in a current cash cost to either GM or GMAC.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

PART I

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1.	Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions except per share amounts)

Net sales and revenues
Automotive sales	$44,602	$40,178	$87,362	$77,481
Financial services and insurance revenues	9,067	8,291	17,922	16,761
Other income	726	—	1,356	—

Total net sales and revenues	$54,395	$48,469	$106,640	$94,242

Costs and expenses
Automotive cost of sales	46,851	37,908	86,365	75,054
Selling, general, and administrative expenses	6,069	6,645	13,267	12,969
Interest expense	4,531	3,712	8,760	7,391
Provisions for financing and insurance operations credit and insurance losses	938	797	1,670	1,715
Other expenses	1,208	812	1,208	812

Total costs and expenses	59,597	49,874	111,270	97,941

Loss before income tax benefit, equity income (loss) and minority interests	(5,202)	(1,405)	(4,630)	(3,699)
Income tax benefit	(1,655)	(245)	(1,461)	(1,217)
Equity income (loss) and minority interests	168	173	235	242

Net loss	$(3,379)	$(987)	$(2,934)	$(2,240)

Loss per share attributable to common stock, basic and diluted	$(5.97)	$(1.75)	$(5.19)	$(3.96)

Weighted average common shares outstanding — basic and diluted (millions)	566	565	566	565

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,	June 30,
	2006	2005	2005
	(Dollars in millions,
	except share information)

ASSETS
Current Assets
Cash and cash equivalents	$19,997	$15,187	$12,445
Marketable securities	115	1,416	3,629

Total cash and marketable securities	20,112	16,603	16,074
Accounts and notes receivable (less allowances)	10,302	7,758	8,087
Inventories (less allowances)	14,449	13,851	12,818
Net equipment on operating leases — (less accumulated depreciation)	6,892	6,993	6,723
Deferred income taxes and other current assets	10,260	8,877	10,516

Total current assets	62,015	54,082	54,218
Financing and Insurance Operations
Cash and cash equivalents	2,848	15,539	19,816
Investments in securities	199	18,310	19,384
Finance receivables — net	4,284	180,793	178,137
Loans held for sale	—	21,865	26,903
Assets held for sale (less allowance)	274,294	19,030	—
Net equipment on operating leases (less accumulated depreciation)	16,533	31,194	29,353
Other assets	3,925	27,694	33,228

Total Financing and Insurance Operations assets	302,083	314,425	306,821
Non-Current Assets
Equity in net assets of nonconsolidated affiliates	1,901	3,291	4,156
Property — net	38,535	38,466	38,480
Intangible assets — net	1,662	1,862	1,658
Deferred income taxes	23,083	22,849	19,253
Other assets	41,227	41,103	41,415

Total non-current assets	106,408	107,571	104,962

Total assets	$470,506	$476,078	$466,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable (principally trade)	$27,674	$26,182	$25,361
Loans payable	1,254	1,519	1,563
Accrued expenses	48,441	42,665	44,517

Total current liabilities	77,369	70,366	71,441
Financing and Insurance Operations Liabilities
Accounts payable	23	3,731	3,333
Liabilities related to assets held for sale	267,551	10,941	—
Debt	12,849	253,217	251,015
Other liabilities and deferred income taxes	4,804	28,946	32,473

Total Financing and Insurance Operations liabilities	285,227	296,835	286,821
Non-Current Liabilities
Long-term debt	31,275	31,014	31,043
Postretirement benefits other than pensions	30,668	28,990	25,882
Pensions	11,502	11,214	9,619
Other liabilities and deferred income taxes	21,744	22,023	16,447

Total non-current liabilities	95,189	93,241	82,991

Total liabilities	457,785	460,442	441,253
Minority interests	1,081	1,039	902
Stockholders’ equity
$1 2/3 par value common stock (outstanding, 565,607,779; 565,518,106; and 565,503,422 shares)	943	943	943
Capital surplus (principally additional paid-in capital)	15,306	15,285	15,255
Retained earnings (accumulated deficit)	(869)	2,361	11,252
Accumulated other comprehensive loss	(3,740)	(3,992)	(3,604)

Total stockholders’ equity	11,640	14,597	23,846

Total liabilities and stockholders’ equity	$470,506	$476,078	$466,001

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(Dollars in millions)

Net cash used in operating activities	$(1,989)	$(1,781)
Cash flows from investing activities
Expenditures for property	(3,274)	(2,944)
Investments in marketable securities — acquisitions	(11,580)	(10,830)
Investments in marketable securities — liquidations	11,909	10,269
Net change in mortgage servicing rights	(55)	(185)
Increase in finance receivables	(169)	(2,569)
Proceeds from sales of finance receivables	15,213	17,692
Proceeds from sale of business units/equity investments	10,518	—
Operating leases — acquisitions	(9,135)	(8,378)
Operating leases — liquidations	3,411	3,258
Investments in companies, net of cash acquired	(345)	1,355
Other	(1,615)	(2,141)

Net cash provided by investing activities	14,878	5,527
Cash flows from financing activities
Net decrease in loans payable	(7,185)	(8,411)
Long-term debt — borrowings	42,651	30,440
Long-term debt — repayments	(43,584)	(32,144)
Cash dividends paid to stockholders	(283)	(570)
Other	1,918	3,619

Net cash used in financing activities	(6,483)	(7,066)
Effect of exchange rate changes on cash and cash equivalents	171	(412)

Net increase (decrease) in cash and cash equivalents	6,577	(3,732)
Cash and cash equivalents reclassified to assets held for sale	(14,458)	—
Cash and cash equivalents at beginning of the period	30,726	35,993

Cash and cash equivalents at end of the period (a)	$22,845	$32,261

(a)	Consists of cash and cash equivalents of $19,997 million classified as current assets and $2,848 million from Financing and Insurance Operations as of June 30, 2006, and $12,445 million classified as current assets and $19,816 million from Financing and Insurance Operations as of June 30, 2005.

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. The condensed consolidated financial statements include the accounts of General Motors Corporation and domestic and foreign subsidiaries that are more than 50% owned, principally GMAC LLC (GMAC, formerly known as General Motors Acceptance Corporation) (collectively referred to as the Corporation, General Motors, GM, we, or us). In addition, GM consolidates variable interest entities (VIEs) for which it is deemed to be the primary beneficiary. GM’s share of earnings or losses of affiliates that are less than 50% owned are included in the consolidated operating results using the equity method of accounting when GM is able to exercise significant influence over the operating and financial decisions of the investee. GM encourages reference to the GM Annual Report on Form 10-K for the period ended December 31, 2005, filed separately with the United States Securities and Exchange Commission (SEC).

All material inter-company accounts and transactions have been eliminated.

GM’s Automotive and Other Operations (Auto & Other) reportable operating segment consists of:

•	GM’s four automotive regions: GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP), which constitute GM Automotive (GMA); and

•	Other, which includes the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, including legacy costs related to postretirement benefits for certain retirees of Delphi Corporation (Delphi) and other companies, and certain corporate activities.

GM’s Financing and Insurance Operations (FIO) reportable operating segment consists of GMAC and Other Financing, which includes financing entities that are not consolidated by GMAC.

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

The following unaudited financial information for the three and six months ended June 30, 2006 and 2005 represents amounts attributable to GM Daewoo on a basis consistent with giving effect to the increased ownership and consolidation as of January 1, 2005. The pro forma effect on net income (loss) is not significant compared to equity income recognized.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	Actual	Pro Forma	Actual	Pro Forma
	(Dollars in millions)

Automotive sales	$1,786	$1,497	$3,404	$2,668

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Financial Statement Presentation — (continued)

Change in Accounting Principle

On January 1, 2006, GM adopted Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (SFAS No. 156), which (1) provides revised guidance on when a servicing asset and servicing liability should be recognized, (2) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable, (3) permits an entity to elect to measure servicing assets and liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur, (4) provides that upon initial adoption, a one time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting an entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and (5) requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the balance sheet and additional disclosures. GM recorded a reduction to retained earnings as of January 1, 2006 of $13 million, net of tax, as a cumulative effect of a change in accounting principle for the adoption of SFAS No. 156.

New Accounting Standards

In December 2005, the Financial Accounting Standard Board (FASB) released FASB Staff Position (FSP) SFAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” which provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. The Corporation is currently reviewing the transition alternatives and will elect the appropriate alternative no later than January 1, 2007.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140). This statement amends SFAS No. 133 to permit fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also eliminates the interim guidance in SFAS No. 133 Implementation Issue D-1, which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. Finally, this statement amends SFAS No. 140 to eliminate the restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. This statement is effective for all financial instruments acquired or issued in first fiscal years beginning after September 15, 2006. Management is assessing the potential impact on GM’s financial condition and results of operations.

In April 2006, the FASB issued FSP FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R,” which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity’s creation are examined to determine the variability in applying FIN 46R, “Consolidation of Variable Interest Entities.” The variability is used in applying FIN 46R to determine whether an entity is a VIE, which interests are variable interests in the entity, and who is the primary beneficiary of the VIE. This statement is effective for all reporting periods beginning after June 15, 2006. Management does not expect this statement to have a significant impact on GM’s financial condition and results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Financial Statement Presentation — (concluded)

Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Management is assessing the potential impact on GM’s financial condition and results of operations.

In July 2006, the FASB issued FSP No. 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” (FSP 13-2), which amends SFAS No. 13, “Accounting for Leases,” by requiring lessors to recalculate the rate of return and periodic income allocation for leveraged-lease transactions when there is a change or projected change in the timing of income tax cash flows related to the lease. FSP 13-2 requires lessors to use the model in FIN 48 to determine the timing and amount of expected tax cash flows in leveraged-lease calculations and recalculations. FSP 13-2 is effective in the same period as FIN 48. At the date of adoption, the lessor is required to reassess projected income tax cash flows related to leveraged leases using the FIN 48 model for recognition and measurement. Revisions to the net investment in a leverage lease required when FSP 13-2 is adopted would be recorded as an adjustment to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle. Management is assessing the potential impact on GM’s financial condition and results of operations.

Change in Presentation of Financial Statements

In periods presented prior to June 30, 2006, GM presented separate supplemental financial information for its reportable operating segments. GM’s pending sale of a controlling interest in GMAC has resulted in certain GMAC assets and liabilities being presented as held for sale at June 30, 2006, therefore the supplemental statements were no longer meaningful.

Note 2.	Assets Held for Sale

Loss on Controlling Interest in GMAC — Held for Sale

On April 2, 2006, GM and its wholly owned subsidiaries, GMAC and GM Finance Co. Holdings Inc., entered into a definitive agreement pursuant to which GM will sell a 51% controlling interest in GMAC for a purchase price of $7.4 billion to FIM Holdings LLC (FIM Holdings). FIM Holdings is a consortium of investors including Cerberus, and Citigroup Inc., Aozora Bank Ltd., and a subsidiary of The PNC Financial Services Group, Inc. GM and the consortium will invest $1.9 billion of cash in new GMAC limited liability company interest, with $1.4 billion to be invested by GM and $500 million to be invested by the consortium. The transaction is subject to a number of U.S. and international regulatory and other approvals. GM expects to close the transaction in the fourth quarter of 2006, but it is possible that delays in obtaining the required approvals or in satisfying other required conditions could defer the closing until 2007. See Note 17.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Assets Held for Sale — (continued)

For the three and six months ended June 30, 2006, GMAC’s earnings and cash flows are fully consolidated in GM’s Condensed Consolidated Statements of Operations and Statements of Cash Flows. However, as a result of the agreement to sell a 51% equity interest, certain assets and liabilities of GMAC have been classified as held for sale in GM’s Condensed Consolidated Balance Sheet at June 30, 2006. Pursuant to the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” GM has ceased depreciation on the GMAC long-lived assets that are classified as held for sale in GM’s consolidated financial statements. The following table presents GMAC’s major classes of assets and liabilities classified as held for sale as of June 30, 2006 (dollars in millions):

Cash and cash equivalents	$14,458
Marketable securities	18,808
Finance receivables — net	174,009
Loans held for sale	20,455
Account and notes receivable	7,733
Inventories (less allowances)	558
Net equipment on operating leases (less accumulated depreciation)	18,805
Other assets	20,676
Allowance to reflect assets held for sale at fair value less cost to sell	(1,208)

Total assets held for sale	$274,294

Accounts payable	$3,805
Notes and loans payable	233,801
Deferred income taxes	1,392
Accrued expenses and other liabilities	28,553

Total liabilities related to assets held for sale	$267,551

The table above represents 100% of the respective assets and liabilities that are held for sale as of June 30, 2006, which excludes the asset and liability balances as of June 30, 2006 relating to items (i) through (vi) below, which will be retained by GM. The transaction will result in the divesture of a 51% interest in GMAC. The held for sale asset and liability balances at June 30, 2006 may differ from the respective balances at closing.

Prior to consummation of the transaction, (i) certain assets with respect to automotive leases and retail installment sales contracts owned by GMAC and its affiliates having a net book value of approximately $4 billion will be dividended to GM, (ii) GM will assume certain of GMAC’s postemployment benefit obligations, (iii) GMAC will transfer to GM certain entities that hold a fee interest in certain real properties, (iv) GMAC will pay dividends to GM in an amount up to the amount of GMAC net income prior to the acquisition, (v) GM will repay certain indebtedness owing to GMAC and specified intercompany unsecured obligations owing to GMAC shall be no greater than $1.5 billion and (vi) GMAC will make a one-time distribution to GM of approximately $2.7 billion of cash to reflect the increase in GMAC’s equity value resulting from the transfer of a portion of GMAC’s net deferred tax liabilities arising from the conversion of GMAC and certain of its subsidiaries to limited liability company form. The total value of the cash proceeds and distributions to GM before it purchases preferred limited liability company interests of GMAC and repays any intercompany unsecured obligations will be approximately $14 billion over three years, comprised of the $7.4 billion purchase price, the $4 billion of retained assets and the $2.7 billion cash dividend.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Assets Held for Sale — (concluded)

GM recognized a non-cash pre-tax impairment charge of approximately $1.2 billion in other expenses in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 to reflect the GMAC assets classified as held for sale at the lower of carrying value or fair value less costs to sell. The charge is comprised of impairment of the carrying value of GMAC assets held for sale partially offset by 51% of the effects of unrecognized net gains reflected in GMAC’s other comprehensive income. After the sale of the 51% controlling interest, the remaining 49% interest in GMAC, with carrying value based on GM’s historical cost, will be reflected in GM’s financial statements using the equity method of accounting.

As part of the transaction, GM and GMAC will enter into a number of agreements that will require GMAC to continue to allocate capital to automotive financing consistent with historical practice, thereby continuing to provide critical financing support to a significant share of GM’s global sales. While GMAC will retain the right to make individual credit decisions, GMAC will commit to fund a broad spectrum of customers and dealers consistent with historical practice in the relevant jurisdiction. Subject to GMAC’s fulfillment of certain conditions, GM will grant GMAC exclusivity for 10 years for U.S., Canadian, and international GM-sponsored retail and wholesale marketing incentives around the world, with the exception of Saturn branded products.

As part of the agreement, GM will retain an option, for 10 years after the closing of the transaction, to repurchase from GMAC certain assets related to the automotive finance business of the North American Operations and International Operations of GMAC. GM’s exercise of the option is conditional on GM’s credit rating being investment grade or higher than GMAC’s credit rating. The call option price will be calculated as the higher of (i) fair market value or (ii) 9.5 times the consolidated net income of GMAC’s automotive finance business in either the calendar year the call option is exercised or the calendar year immediately following the year the call option is exercised.

The agreement is subject to the satisfaction or waiver of customary and other closing conditions, including, among other things, (i) receipt of ratings for the senior unsecured long-term indebtedness of GMAC and Residential Capital Corporation, a wholly owned subsidiary of GMAC, (ResCap) after giving effect to the transactions contemplated by the agreement, of at least BB and BBB- (or their respective equivalents), respectively, and an A.M. Best rating for GMAC’s significant insurance subsidiaries of at least B++, (ii) that no material adverse effect will have occurred with respect to the business, financial condition or results of operations of GMAC, which includes any actual downgrading by any of the major rating agencies of GM’s unsecured long-term indebtedness rating below CCC or its equivalent, and (iii) the receipt of required regulatory approvals and licenses. The agreement may be terminated upon the occurrence of certain events, including the failure to complete the transaction by March 31, 2007.

Sale of GMAC Commercial Mortgage

On March 23, 2006, GM (through GMAC) sold approximately 78% of its equity in GMAC Commercial Mortgage for approximately $1.5 billion in cash. Subsequent to the sale, the remaining interest in GMAC Commercial Mortgage is reflected under the equity method. At December 31, 2005, GMAC Commercial Mortgage’s assets and liabilities had been classified as held for sale in GM’s Consolidated Balance Sheet.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Inventories

Inventories included the following (dollars in millions):

	June 30,	Dec. 31,	June 30,
	2006	2005	2005

Auto & Other
Productive material, work in process, and supplies	$6,281	$5,471	$5,364
Finished product, service parts, etc.	9,659	9,871	8,757

Total inventories at FIFO	15,940	15,342	14,121
Less LIFO allowance	(1,491)	(1,491)	(1,303)

Total inventories (less allowances)	$14,449	$13,851	$12,818
Financing and Insurance Operations
Off-lease vehicles	—	503	532

Total consolidated inventories (less allowances)	$14,449	$14,354	$13,350

At June 30, 2006, FIO off-lease vehicles totaling $558 million are presented as held for sale.

Note 4.	Goodwill and Acquired Intangible Assets

The components of the Corporation’s intangible assets were as follows (dollars in millions):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

June 30, 2006
Auto & Other
Amortizing intangible assets:
Patents and intellectual property rights	$521	$172	$349
Non-amortizing intangible assets:
Goodwill			768
Pension intangible asset			545

Total goodwill and intangible assets			$1,662

June 30, 2005
Auto & Other
Amortizing intangible assets:
Patents and intellectual property rights	$510	$93	$417
Non-amortizing intangible assets:
Goodwill			526
Pension intangible asset			715

Total goodwill and intangible assets			$1,658
Financing and Insurance Operations
Amortizing intangible assets:
Customer lists and contracts	$74	$45	29
Trademarks and other	40	22	18

Total	114	67	47
Non-amortizing intangible assets:
Goodwill			3,242

Total goodwill and intangible assets			3,289

Total consolidated goodwill and intangible assets			$4,947

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Goodwill and Acquired Intangible Assets — (concluded)

At June 30, 2006, FIO goodwill and intangible assets totaling $2,542 million and $81 million, respectively, are presented as held for sale.

Estimated amortization expense, excluding FIO, in each of the next five years is as follows: 2007 — $56 million; 2008 — $52 million; 2009 — $45 million; 2010 — $23 million; and 2011 — $16 million.

The changes in the carrying amounts of goodwill for the quarters ended June 30, 2006, and 2005, were as follows (dollars in millions):

			Total
	GMNA	GME	Auto & Other	GMAC	Total GM

Balance as of December 31, 2005	$383	$374	$757	$2,446	$3,203
Goodwill acquired during the period	10	—	10	73	83
Other	(23)	—	(23)	—	(23)
Reclassification of GMAC goodwill to assets held for sale(a)	—	—	—	(2,542)	(2,542)
Transfer of business unit (See Note 16)	(63)	63	—	—	—
Effect of foreign currency translation and other	(5)	29	24	23	47

Balance as of June 30, 2006	$302	$466	$768	$—	$768

Balance as of December 31, 2004	$154	$446	$600	$3,274	$3,874
Goodwill acquired during the period	—	—	—	3	3
Effect of foreign currency translation and other	(7)	(67)	(74)	(35)	(109)

Balance as of June 30, 2005	$147	$379	$526	$3,242	$3,768

(a)	Included in Other Assets in table of assets and related liabilities of GMAC, held for sale in Note 2.

Note 5.	Investment in Nonconsolidated Affiliates

Nonconsolidated affiliates of GM identified herein are those entities in which GM owns an equity interest and for which GM uses the equity method of accounting, because GM has the ability to exert significant influence over decisions relating to their operating and financial affairs. GM’s significant affiliates, and the percent of GM’s current equity ownership, or voting interest, in them include the following: Japan — Fuji Heavy Industries Ltd. (sold during fourth quarter of 2005, 20.1% at June 30, 2005), Suzuki (3.7% at June 30, 2006, and 20.2% at June 30, 2005); China — Shanghai General Motors Co., Ltd (50% at June 30, 2006 and 2005), SAIC GM Wuling Automobile Co., Ltd (34% at June 30, 2006 and 2005); Korea — GM Daewoo (fully consolidated — 50.9% at June 30, 2006 and 2005). Information regarding GM’s share of income (loss) for all nonconsolidated affiliates (as described above) in the following countries is included in the table below (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005

Italy	$—	$11	$—	$32
Japan	$—	$45	$21	$95
China	$100	$99	$170	$132
Korea	$—	$25	$—	$17

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Investment in Nonconsolidated Affiliates — (concluded)

In April 2006, GMAC signed a definitive agreement to sell its entire interest in a regional home builder. In the second quarter of 2006, GMAC recognized a pre-tax gain of $415 million on the sale of its equity interest. Under the equity method of accounting, GMAC’s share of pretax income recorded from this investment was approximately $22.5 million and $21.8 million for the three months ended June 30, 2006 and 2005, respectively, and $42.4 million and $35.2 million for the six months ended June 30, 2006 and 2005, respectively.

In March 2006, GM sold 92.36 million shares of its investment in Suzuki, reducing GM’s equity stake in Suzuki from 20.4% to 3.7% (16.3 million shares). The sale of GM’s interest generated cash proceeds of $2.0 billion and a pretax gain on sale of $630 million for the six months ended June 30, 2006. Effective with completion of the sale, GM’s remaining investment in Suzuki is accounted for as an equity security, rather than as an equity-method investment, and GM will no longer recognize equity income with respect to it.

In the second quarter of 2005, GM recorded an after tax impairment charge of $788 million associated with its investment in the common stock of Fuji Heavy Industries Ltd., which is reflected in Other Expenses in the Consolidated Statement of Operations for the three and six months ended June 30, 2005.

Note 6.	Product Warranty Liability

Policy, product warranty, recall campaigns and certified used vehicles liability included the following (dollars in millions):

	Six Months	Twelve Months	Six Months
	Ended	Ended	Ended
	June 30, 2006	Dec. 31, 2005	June 30, 2005

Beginning balance	$9,128	$9,315	$9,315
Payments	(2,193)	(4,696)	(2,366)
Increase in liability (warranties issued during period)	2,223	5,159	2,867
Adjustments to liability (pre-existing warranties)	(420)	(381)	(264)
Effect of foreign currency translation	113	(269)	(263)

Ending balance	$8,851	$9,128	$9,289

Adjustments to the liability are made as Management reviews these estimates on a regular basis and adjusts the policy, product warranty and recall campaigns provisions as actual experience differs from historical estimates or other information becomes available.

Note 7.	GMNA Postemployment Benefit Costs

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

In 2005, GM recognized a pre-tax charge of $1.9 billion, or $1.2 billion after tax, for postemployment benefits related to the restructuring of its North American operations announced in November 2005 (the GMNA restructuring). Approximately 17,500 employees were included in the charge for locations included in this action, some leaving the company through attrition and some transferring to other sites.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	GMNA Postemployment Benefit Costs — (concluded)

On March 22, 2006, GM, Delphi and the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) reached an agreement (UAW Attrition Agreement) intended to reduce the number of U.S. hourly employees through an accelerated attrition program (Attrition Program), as detailed in our Current Reports on Form 8-K filed on March 22 and April 7, 2006. The agreement provided for a combination of early retirement programs and other incentives designed to help reduce employment levels at GM. GM hourly employees had until June 23, 2006 to accept the terms of the Attrition Program followed by a seven-day rescission period from the date of acceptance. Approximately 34,400 GM hourly employees have agreed to the terms of the Attrition Program. As a result of the Attrition Program, in the second quarter of 2006, GM recorded a pre-tax charge of approximately $2.1 billion to recognize the wage and benefits cost of those accepting normal and voluntary retirements, buy-outs or pre-retirement leaves. Due to a higher than anticipated level of participation by employees at idled facilities and facilities to be idled that were previously accrued for under the JOBS bank provisions mentioned above in the second quarter of 2006, we adjusted the JOBS bank accrual by $853 million. These employees’ wage and benefit costs were then included in the accrual made in the second quarter of 2006 under the Attrition Program. This favorable adjustment, when combined with the favorable adjustment of $136 million made to the postemployment benefits reserve in the first quarter of 2006 results in a total favorable adjustment to the postemployment benefits reserve for the six months ended June 30, 2006 of $989 million. In addition, in the first quarter of 2006 a pre-tax charge of $81 million was recorded to reflect GM’s commitment under the Attrition Program to pay a lump-sum to certain UAW-represented GM retirees with recent retirements.

In the second quarter of 2006, GM announced plans to idle a shift at its Lordstown Assembly Plant in 2006 and to idle its service parts operations location at its Drayton Plains facility in 2008. A pre-tax charge of $13 million was recorded to recognize future wage and benefit obligations associated with these two facilities. Total additions to the postemployment benefits reserve for the six months ended June 30, 2006 were approximately $2.2 billion.

The postemployment benefits reserve as of June 30, 2006 was approximately $2.8 billion. This reserve reflects estimated future wages and benefits relating to approximately 12,300 employees, primarily at idled facilities and facilities to be idled as a result of previous announcements and 32,500 employees under the terms of the Attrition Program. The postemployment benefits reserve as of December 31, 2005 was approximately $2.0 billion related to the estimated future wages and benefits of approximately 18,400 employees, primarily at idled facilities and facilities to be idled as a result of previous announcements in 2005. The postemployment benefits reserve was $188 million related to numerous facilities and approximately 2,000 employees as of June 30, 2005. The following table summarizes the activity for this reserve (dollars in millions):

	Six Months	Twelve Months	Six Months
	Ended	Ended	Ended
	June 30, 2006	Dec. 31, 2005	June 30, 2005

Beginning balance	$2,012	$237	$237
Payments	(447)	(91)	(52)
Interest accretion	16	12	6
Additions	2,213	1,891	—
Adjustments	(989)	(37)	(3)

Ending balance	$2,805	$2,012	$188

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Commitments and Contingent Matters

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

Also, GM has entered into agreements with certain suppliers and service providers that guarantee the value of the suppliers’ assets and agreements with third parties that guarantee fulfillment of certain suppliers’ commitments. The maximum exposure under these commitments amounts to $129 million.

GMAC has guaranteed certain amounts related to the securitization of mortgage loans, agency loan programs, loans sold with recourse, and the repayment of third-party debt. In addition, GMAC issues financial standby letters of credit as part of their financing and mortgage operations. At June 30, 2006 approximately $10 million was recorded with respect to these guarantees, the maximum exposure under which is approximately $7.5 billion.

In addition to guarantees, GM has entered into agreements indemnifying certain parties with respect to environmental conditions pertaining to ongoing or sold GM properties. Due to the nature of the indemnifications, GM’s maximum exposure under these agreements cannot be estimated. No amounts have been recorded for such indemnities.

In connection with certain divestitures prior to January 1, 2003, GM has provided guarantees with respect to benefits for former GM employees relating to pensions, postretirement health care, and life insurance. Other than items pertaining to the change in the fourth quarter of 2005 charge with respect to the contingent exposures relating to the Delphi Chapter 11 filing, including under the benefit guarantees, the maximum exposure under these agreements cannot be estimated due to the nature of these indemnities. No amounts have been recorded for such indemnities as the Corporation’s obligations under them are not probable and reasonably estimable.

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

Some of the Corporation’s litigation may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, incurred but not reported asbestos-related claims, environmental remediation programs, or sanctions, that if granted, could require the Corporation to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2006. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation’s consolidated financial condition or results of operations.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Commitments and Contingent Matters — (continued)

Delphi Bankruptcy

On October 8, 2005, Delphi filed a petition for Chapter 11 proceedings under the United States Bankruptcy Code for itself and many of its U.S. subsidiaries. Delphi is GM’s largest supplier of automotive systems, components and parts, and GM is Delphi’s largest customer.

GM has worked and will continue to work constructively in the court proceedings with Delphi, Delphi’s unions, and other participants in Delphi’s restructuring process. GM’s goal is to pursue outcomes that are in the best interests of GM and its stockholders, and, to the extent conducive to those goals, that enable Delphi to continue as an important supplier to GM.

Delphi continues to assure GM that it expects no disruption in its ability to supply GM with the systems, components and parts it needs as Delphi pursues a restructuring plan under the Chapter 11 process. Although the challenges faced by Delphi during its restructuring process could create operating and financial risks for GM, that process is also expected to present opportunities for GM. These opportunities include reducing, over the long term, the significant cost penalty GM incurs in obtaining parts from Delphi, as well as improving the quality of systems, components and parts GM procures from Delphi as a result of the restructuring of Delphi through the Chapter 11 process. However, there can be no assurance that GM will be able to realize any benefits.

Delphi filed, on March 31, 2006, motions under the U.S. Bankruptcy Code seeking authority to reject its U.S. labor agreements and modify retiree welfare benefits. The unions and certain other parties have filed objections to these motions. Hearings on these motions were adjourned until August 11, 2006, to allow Delphi, its unions, and GM additional time to focus on reaching comprehensive consensual agreements. While Delphi has indicated to us that it expects no disruptions in its ability to continue supplying us with the systems, components, and parts we need as Delphi pursues its bankruptcy restructuring plan, labor disruptions at Delphi resulting from Delphi’s pursuit of a restructuring plan could seriously disrupt our North American operations, prevent us from executing our GMNA turnaround initiatives, and materially adversely impact our business. Accordingly, resolution of the Delphi related issues remains a critical near term priority.

Delphi also filed a motion on March 31, 2006 under the U.S. Bankruptcy Code seeking authority to reject certain supply contracts with GM. A hearing on this motion was adjourned by the court until after the hearings related to Delphi’s U.S. labor agreements and retiree welfare benefits are completed or otherwise resolved. Although Delphi has not rejected any GM contracts as of this time and has assured GM that it does not intend to disrupt production at GM assembly facilities, there is a risk that Delphi or one or more of its affiliates may reject or threaten to reject individual contracts with GM, either for the purpose of exiting specific lines of business or in an attempt to increase the price GM pays for certain parts and components. As a result, GM could be materially adversely affected by disruption in the supply of automotive systems, components and parts that could force the suspension of production at GM assembly facilities.

Various financial obligations Delphi has to GM as of the date of Delphi’s Chapter 11 filing, including the $739 million payable for amounts that Delphi owed to GM relating to Delphi employees who were formerly GM employees and subsequently transferred back to GM as job openings became available to them under certain employee “flowback” arrangements, may be subject to compromise in the bankruptcy proceedings, which may result in GM receiving payment of only a portion, if any, of the face amount owed by Delphi.

GM is seeking to minimize this risk by protecting our right of setoff against the $1.15 billion we owed to Delphi as of the date of its Chapter 11 filing. A procedure for determining setoff claims has been put in place by the bankruptcy court. However, the extent to which these obligations are covered by our right to setoff may be subject to dispute by Delphi, the creditors committee, or Delphi’s other creditors, and limitation by the court. GM cannot provide any assurance that it will be able to fully or partially setoff such amounts. However, to date setoffs of approximately $53.6 million have been agreed to by Delphi and taken by GM. Although GM believes that it is

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Commitments and Contingent Matters — (continued)

probable that it will be able to collect all of the amounts due from Delphi, the financial impact of a substantial compromise of our right of setoff could have a material adverse impact on our financial position. In addition, the basis, amounts, and priority of any claims against Delphi that GM currently has or may have in the future may be challenged by other parties in interest in Delphi’s bankruptcy proceeding. The scope and results of such challenges cannot be predicted with certainty.

In connection with GM’s spin-off of Delphi in 1999, GM entered into separate agreements with the UAW, the International Union of Electronics Workers — Communication Workers of America (IUE-CWA) and the United Steel Workers. In each of these three agreements (Benefit Guarantee Agreement(s)), GM provided contingent benefit guarantees to make payments for limited pension and postretirement health care expenses and life insurance (referred to as Other Postretirement Employee Benefits or OPEB) to certain former GM U.S. hourly employees who transferred to Delphi as part of the spin-off and meet the eligibility requirements for such payments (Covered Employees).

Each Benefit Guarantee Agreement contains separate benefit guarantees relating to pension and OPEB. These limited benefit guarantees each have separate triggering events that initiate potential GM liability if Delphi fails to provide the corresponding benefit at the required level. Therefore, it is possible that GM could incur liability under one of the guarantees (e.g., pension) without triggering the other guarantees (e.g., postretirement health care or life insurance). In addition, with respect to pension benefits, GM’s obligation under the pension benefit guarantees only arises to the extent that the combination of pension benefits provided by Delphi and the Pension Benefit Guaranty Corporation (PBGC) falls short of the amounts GM has guaranteed.

The Chapter 11 filing by Delphi does not by itself trigger any of the benefit guarantees. Moreover, Delphi’s filing of motions under the U.S. Bankruptcy Code to reject its U.S. labor agreements and modify retiree welfare benefits do not trigger any of the benefit guarantees. In addition, the benefit guarantees expire on October 18, 2007 if not previously triggered by Delphi’s failure to pay the specified benefits. If a benefit guarantee is triggered before its expiration date, GM’s obligation could extend for the lives of affected Covered Employees, subject to the applicable terms of the pertinent benefit plans or other relevant agreements.

The benefit guarantees do not obligate GM to guarantee any benefits for Delphi retirees in excess of the levels of corresponding benefits GM provides at any given time to GM’s own hourly retirees. Accordingly, if any of the benefits GM provides to its hourly retirees are reduced, there would be a similar reduction in GM’s obligations under the corresponding benefit guarantee.

A separate agreement between GM and Delphi requires Delphi to indemnify GM if and to the extent GM makes payments under the benefit guarantees to the UAW employees or retirees. GM received a notice from Delphi, dated October 8, 2005, that it was more likely than not that GM would become obligated to provide benefits pursuant to the benefit guarantees to the UAW employees or retirees. The notice stated that Delphi was unable at that time to estimate the timing and scope of any benefits GM might be required to provide under the benefit guarantees. Any recovery by GM under indemnity claims against Delphi might be subject to partial or complete discharge in the Delphi reorganization proceeding. As a result, GM’s claims for indemnity may not be paid in part or in full.

As part of GM’s health-care agreement negotiations with the UAW, GM provided former GM employees who became Delphi employees the potential to earn up to seven years of credited service for purposes of eligibility for certain health-care benefits under the GM/UAW benefit guarantee agreement.

As discussed in Note 7, GM together with Delphi and the UAW announced on March 22, 2006 that they had entered into the UAW Attrition Agreement, which is intended to reduce the number of U.S. hourly employees at GM and Delphi through the Attrition Program. When originally executed, Delphi’s participation in the UAW Attrition Agreement was subject to approval by the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court), which has jurisdiction over Delphi’s Chapter 11 proceedings. On April 7, 2006, the Bankruptcy Court declared in a hearing that Delphi’s participation in the UAW Attrition Agreement was approved. The UAW

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Commitments and Contingent Matters — (continued)

Attrition Agreement provides for a combination of early retirement programs and other incentives designed to help reduce employment levels at both GM and Delphi.

In the UAW Attrition Agreement, GM has agreed to assume certain costs regarding UAW-represented Delphi employees. Specifically, GM agreed to: (1) pay lump sums of $35,000 to certain employees who participate in the Attrition Program; (2) allow Delphi employees who agree to retire under the Attrition Program to flowback to GM for purposes of retirement whereby GM will assume all OPEB obligations to such retiree; (3) subsidize, for an interim period of time, health care and life insurance coverage for Delphi employees participating in a special voluntary pre-retirement program if Delphi reduces or eliminates its health care and/or life insurance coverage provided to active UAW employees; and (4) accept 5,000 active flowback employees, and as a result after they flow back, pay such employee’s wages and benefits and incur pension and OPEB obligations for such employees. The UAW Attrition Agreement provides that for such costs, other than the $35,000 lump sum payment, GM will have a prepetition, general unsecured claim assertable against the bankruptcy estate of Delphi under certain existing agreements. This claim is subject to the rights of parties in interest to object to allowance on any grounds other than the claim did not arise under the terms of the pre-existing contractual agreements between GM and Delphi. GM believes that the UAW Attrition Agreement will enhance the prospects for GM, the UAW and Delphi to reach a broad-based consensual resolution of issues relating to the Delphi restructuring, but significant obstacles remain. As of June 30, 2006 approximately 12,500 Delphi employees had elected one of the retirement options available under the UAW Attrition Agreement.

On June 29, 2006 the Bankruptcy Court approved a motion by Delphi to offer similar attrition packages and a buyout program to approximately 8,500 hourly employees represented by the IUE-CWA and a buyout program to hourly employees represented by the UAW, many of whom were not eligible for the earlier offer. GM and Delphi will share the cost of these programs. GM will have an allowed prepetition, general unsecured claim against the estate of Delphi for payments that it makes under the buyout program and a prepetition, general unsecured claim for costs, other than the $35,000 lump-sum payment, incurred in the IUE-CWA attrition program assertable against the estate of Delphi under certain existing agreements. This claim is subject to the rights of parties in interest to object to allowance on any grounds other than that the claim did not arise under the terms of the pre-existing contractual agreements between GM and Delphi. In addition, the basis, amounts, and priority of any claims against Delphi that GM currently has or may have in the future may be challenged by other parties in interest in Delphi’s bankruptcy proceeding. The scope and results of such challenges cannot be predicted with certainty. The estimated cost to GM of these programs is comprehended in the pre-tax charge of $5.5 billion recorded by GM in the fourth quarter of 2005 related to GM’s contingent exposure related to Delphi’s bankruptcy filing.

GM believes that it is probable that it has incurred a contingent liability due to Delphi’s Chapter 11 filing. GM believes that the range of the contingent exposures is between $5.5 billion and $12 billion, with amounts near the low end of the range considered more possible than amounts near the high end of the range. GM established a liability of $5.5 billion ($3.6 billion after tax) for this contingent exposure in the fourth quarter of 2005, and has made no adjustments to that liability as of June 30, 2006. These views reflect GM’s current assessment that it is unlikely that a Chapter 11 process will result in both a termination of Delphi’s pension plan and complete elimination of its OPEB plans. The amount of this charge may change, depending on the result of discussions among GM, Delphi, and Delphi’s unions, and other factors. GM is currently unable to estimate the amount of additional charges, if any, which may arise from Delphi’s Chapter 11 filing. A consensual agreement to resolve the Delphi matter may cause GM to incur additional costs in exchange for benefits that would accrue to GM over time.

With respect to the possible cash flow effect on GM related to its ability to make either pension or OPEB payments to Delphi retirees, if any are required under the benefit guarantees, GM would expect to make such payments from ongoing operating cash flow and financings. Such payments, if any, are not expected to have a material effect on GM’s cash flows in the short-term. However, if payable, these payments would be likely to increase over time, and could have a material effect on GM’s liquidity in coming years. (For reference, Delphi’s 2005 Annual Report on Form 10-K reported that its benefits paid for 2005 was $231 million, which included

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Commitments and Contingent Matters — (concluded)

$182 million for both hourly and salaried retirees, the latter of whom are not covered under the Benefit Guarantee Agreements, plus $54 million in payments to GM for certain former Delphi hourly employees who flowed back to retire from GM, net of $5 million of payments from GM related to employees who flowed from GM to Delphi after the Delphi spin-off). If benefits to Delphi’s U.S. hourly employees under Delphi’s pension plan are reduced or terminated, the resulting effect on GM’s cash flows in future years due to the Benefit Guarantee Agreements is currently not reasonably estimable.

Note 9.	Comprehensive Income (Loss)

GM’s total comprehensive income (loss), net of tax, was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2006	2005	2006	2005

Net loss	$(3,379)	$(987)	$(2,934)	$(2,240)
Other comprehensive income (loss)
Accumulated foreign currency translation	$15	$139	$43	$(451)
Net gain/loss on derivatives	40	(281)	416	(258)
Net unrealized gains (losses) on securities	(323)	152	(153)	(64)
Minimum pension liability adjustment	(6)	(3)	(54)	54

Total other comprehensive income (loss)	(274)	7	252	(719)

Total comprehensive income (loss)	$(3,653)	$(980)	$(2,682)	$(2,959)

Note 10.	Earnings (Loss) Per Share Attributable to Common Stock

Earnings per share (EPS) attributable to GM common stock was determined based on earnings for the period divided by the weighted-average number of common shares outstanding during the period. Diluted EPS attributable to GM common stock considers the effect of potential common shares, unless the inclusion of the potential common shares would have an antidilutive effect. Due to the net losses for all periods presented, loss per share, basic and diluted are the same since the effect of potential common shares would have an antidilutive effect.

Certain stock options and convertible securities were not included in the computation of diluted EPS are for the periods presented since the instruments’ underlying exercise prices were greater than the average market prices of GM $1 2/3 par value common stock and inclusion would be antidilutive. Such shares not included in the computation of diluted EPS were 107 million and 112 million as of June 30, 2006 and 2005, respectively.

Note 11.	Depreciation and Amortization

Depreciation and amortization, including asset impairment charges, included in cost of sales and selling, general and administrative expenses were as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Depreciation	$1,709	$2,693	$4,328	$5,358
Amortization of special tools	1,112	803	1,845	1,619
Amortization of intangible assets	20	16	40	29

Total	$2,841	$3,512	$6,213	$7,006

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Pensions and Other Postretirement Benefits

	U.S. Plans		Non-U.S. Plans		U.S. Other		Non-U.S.
	Pension Benefits		Pension Benefits		Benefits		Other Benefits
	Three Months		Three Months		Three Months		Three Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	(Dollars in millions)

Components of expense
Service cost	$172	$279	$128	$70	$168	$176	$13	$12
Interest cost	1,237	1,221	217	235	1,043	1,026	48	53
Expected return on plan assets	(2,044)	(1,974)	(177)	(182)	(375)	(421)	—	—
Amortization of prior service cost	184	291	26	26	(105)	(17)	(21)	2
Recognized net actuarial loss	280	517	96	69	617	562	34	22
Curtailments, settlements, and other	4,367	21	18	25	—	—	—	2

Net expense	$4,196	$355	$308	$243	$1,348	$1,326	$74	$91

	U.S. Plans		Non-U.S. Plans		U.S. Other		Non-U.S.
	Pension Benefits		Pension Benefits		Benefits		Other Benefits
	Six Months		Six Months		Six Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	(Dollars in millions)

Components of expense
Service cost	$425	$559	$241	$142	$344	$352	$26	$24
Interest cost	2,456	2,442	428	476	2,120	2,053	95	107
Expected return on plan assets	(4,058)	(3,948)	(351)	(367)	(750)	(842)	—	—
Amortization of prior service cost	457	582	50	53	(133)	(35)	(41)	4
Recognized net actuarial loss	686	1,033	190	138	1,236	1,124	66	44
Curtailments, settlements, and other	4,390	112	31	84	—	—	—	2

Net expense	$4,356	$780	$589	$526	$2,817	$2,652	$146	$181

On February 7, 2006, GM announced it would increase the U.S. salaried workforce’s participation in the cost of health care, capping GM’s contributions to salaried retiree health care at the level of 2006 expenditures. On March 7, 2006, GM announced it would modify the terms of the U.S. salaried pension plan. The remeasurement of the U.S. salaried OPEB plans as of February 9, 2006 as a result of these benefit modifications generated a $0.1 billion reduction in OPEB expense for the three and six months ended June 30, 2006. The remeasurement of GM’s U.S. salaried pension plan as of March 31, 2006 as a result of these benefit modifications generated a $0.1 billion reduction in pension expense for the three and six months ended June 30, 2006. Both of these impacts are reflected in the table above.

Effective March 31, 2006, the U.S. District Court for the Eastern District of Michigan approved the tentative settlement agreement with the UAW (UAW Settlement Agreement) related to reductions in hourly retiree health care; this approval is now under appeal. Given the significance of these events, the plans were remeasured. The remeasurement of the U.S. hourly OPEB plans as of March 31, 2006 due to the previously announced UAW Settlement Agreement will generate a change in OPEB expense beginning three months subsequent to the remeasurement date. Accordingly, the second quarter of 2006 OPEB expense in the tables above does not reflect

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Pensions and Other Postretirement Benefits — (continued)

any amount associated with this hourly plan remeasurement. The effect of the hourly retiree health care remeasurement will be reflected in U.S. OPEB expense in the third quarter of 2006.

GM will account for the reduced health care coverage provisions of the UAW Settlement Agreement as an amendment of GM’s Health Care Program for Hourly Employees (the Modified Plan). The reduced healthcare coverage provisions of the UAW Settlement Agreement negotiated earlier this year were previously estimated to result in an approximately $15 billion reduction of GM’s OPEB obligations related to the Modified Plan. In conjunction with the measurement of the Modified Plan as of March 31, 2006, the estimated reduction of GM’s OPEB obligations increased from $15 billion to $17 billion attributable primarily to an increase in the discount rate utilized in the March 31, 2006 measurement. The reduction will be amortized on a straight-line basis over the remaining service lives of active UAW hourly employees (7.4 years) as a reduction of OPEB expense. This reduction of expense will be partially offset by the amortization of approximately $3 billion related to contributions to the Mitigation Plan as discussed below, and the expense related to previously negotiated wage increases for active employees now diverted to the Mitigation Plan.

The Settlement Agreement also provides that GM will make contributions to a new independent Voluntary Employees’ Beneficiary Association (the Mitigation Plan). The assets of the Mitigation Plan will be used to mitigate the effect of reduced GM health care coverage on individual UAW retirees and, depending on the level of mitigation, are expected to be available for a number of years. The new independent Mitigation Plan will be partially funded by GM contributions of $1 billion in each of 2006, 2007, and 2011. The 2011 contribution may be accelerated under specified circumstances. GM will also make future contributions subject to provisions of the Settlement Agreement that relate to profit sharing payments, increases in the value of a notional number of shares of GM’s $1 2/3 par value common stock, as well as wage deferral payments, and dividend payments. During the second quarter of 2006, as required in the UAW Settlement Agreement, GM made a $1 billion contribution to the independent Voluntary Employees’ Beneficiary Association (VEBA).

As detailed in Note 7, GM, Delphi, and the UAW reached an agreement on March 22, 2006 intended to reduce the number of U.S. hourly employees through the Attrition Program. As a result of the Attrition Program, GM will recognize curtailment losses under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” due to the significant reduction in the expected aggregate years of future service of the employees in the U.S. hourly pension and OPEB plans, respectively. The curtailment losses will include recognition of the change in the projected benefit obligation (PBO) or accumulated postretirement benefit obligation (APBO) and a portion of the previously unrecognized prior service cost reflecting the reduction in expected future service. GM recognized a curtailment loss related to the U.S. hourly pension plan measured at April 30, 2006 of approximately $4.4 billion, which is recorded in Automotive cost of sales in GM’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006. The impact of the curtailment loss related to the U.S. hourly OPEB plans measured at May 31, 2006 as a result of the Attrition Program is expected to be approximately $0.3 billion. This U.S. hourly OPEB curtailment loss will be recorded in the third quarter of 2006 resulting from the use of a measurement date of September 30 as compared to GM’s December 31 year end.

The remeasurement of GM’s U.S. hourly pension plan as of April 30, 2006 as a result of the Attrition Program generated a $0.2 billion reduction in pension expense for the three and six months ended June 30, 2006. The remeasurement included a change in retirement assumptions including an increase in the average remaining service life for the remaining active employees. This impact is reflected in the table above. The remeasurement of the U.S. hourly OPEB plans as of May 31, 2006 as a result of the Attrition Program will generate a change in OPEB expense beginning three months subsequent to the remeasurement date. Accordingly, the second quarter of 2006 OPEB expense in the tables above does not reflect any amount associated with this hourly plan remeasurement. The effect of the Attrition Program remeasurement will be reflected in U.S. OPEB expense in the third quarter of 2006.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Pensions and Other Postretirement Benefits — (concluded)

The remeasurements of the U.S. salaried and hourly pension plans reduced the U.S. pension PBO by $3.9 billion. The weighted average discount rate used to determine the benefit obligation was 6.15%. This represents a 45 basis point increase from the 5.70% weighted average discount rate used at year-end 2005. The remeasurements for U.S. salaried and hourly OPEB for health care benefit modifications reduced the U.S. OPEB APBO by $19.3 billion. The weighted average discount rate used to determine the benefit obligation was 5.95%. This represents a 50 basis point increase from the 5.45% weighted average discount rate used at year-end 2005.

During the second quarter of 2006, GM had no withdrawals from the VEBA trust. During the first quarter of 2006, GM made a $2 billion withdrawal from the VEBA trust. On July 31, 2006, GM withdrew $2 billion from the VEBA trust to reimburse GM payments for hourly retiree health-care and life insurance. On a quarterly basis, GM evaluates the need for additional VEBA withdrawals.

Note 13.	Impairments, Restructuring and Other Initiatives

Impairments

In the second quarter of 2006, GM recorded impairment charges totaling $363 million ($234 million after tax) related to product specific assets. Of this, $303 million ($197 million after tax) was at GMNA and $60 million ($37 million after tax) was at GME. In addition, GM recorded an asset impairment charge of $84 million pre-tax ($57 million after tax), in connection with the announced closure of GM’s Portugal assembly plant, which is scheduled to close in December 2006. Asset impairment charges are recorded in Automotive cost of sales in the Condensed Consolidated Statements of Operations.

GMNA results in the first quarter of 2005 include a charge of $84 million after tax, for the write-down to fair market value of various plant assets in connection with the first quarter 2005 announcement to discontinue production at the Lansing assembly plant during the second quarter of 2005.

GM assesses the carrying value of long-lived assets held and used, other than goodwill and intangible assets with indefinite lives, in connection with the annual business planning cycle or when events and circumstances indicate the need for such reviews. An impairment analysis is performed by comparing projected cash flows to the carrying value of specific product-related assets. As a result of the lack of improved performance on particular product related assets, these reviews resulted in certain assets not being recoverable.

Restructuring and Other Initiatives

GMNA results in the first quarter of 2006 include a charge of $65 million after tax, related to costs expected to be incurred in 2006 under a new salaried severance program, which allows involuntarily terminated employees to receive continued salary and benefits for a period of time after termination. See Note 7.

GME results for the three- and six-month periods ended June 30, 2006 include after-tax charges for separations and contract cancellations of $88 million and $128 million, respectively. The charges in the second quarter of 2006 relate to the restructuring plan announced in the fourth quarter of 2004 as well as to the closure of GM’s Portugal assembly plant and to the reduction of one shift at the Ellesmere Port plant in the U.K. The charge in the second quarter of 2006 for the restructuring plan announced in 2004 was $39 million, after tax. The original plan targeted a total reduction of 12,000 employees over the period 2005 through 2007 through separation programs, early retirements, and selected outsourcing initiatives. As of June 30, 2006 approximately 10,300 employees have left GM under this restructuring program and the program is on target to achieve the total headcount reduction, as well as the targeted annual structural cost reduction of $600 million by 2006. Additional charges related to this program of about $70 million, after tax, are expected through the end of 2007. The charge in the second quarter for the closure of the Portugal plant was $23 million, after tax, and was related to separations and contract cancellations. The plant is scheduled to close in December 2006, resulting in a total separation of approximately 1,100 employees.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Impairments, Restructuring and Other Initiatives — (concluded)

Further charges are expected in the coming quarters of 2006 as the restructuring activities develop. The charge in the second quarter for the shift reduction in Ellesmere Port was $26 million, after tax. The shift reduction is targeted to reduce the work force in the U.K. by approximately 1,100 employees by the end of 2006. Additional separation charges will be recorded in the coming quarters of 2006 as further employees sign up for this separation program. The estimated total cost of the program is approximately $90 million, after tax. For the three- and six-month periods ended June 30, 2005 the after-tax charge was $126 million and $548 million, respectively. These charges were mainly related to the restructuring plan announced in the fourth quarter of 2004 (as discussed further above) and covered about 6,250 people for the six-month period. The charge in the second quarter of 2005 also included costs related to the dissolution of the Powertrain joint ventures with Fiat.

Results for the three-and six-month periods ended June 30, 2006 include after tax restructuring charges recognized at GMLAAM of $15 million and $42 million, respectively. These restructuring charges relate to the costs of voluntary employee separations at GM do Brasil.

Results in the first quarter of 2005 include after tax charges of $140 million in GMNA and $8 million in Other Operations related to voluntary early retirement and other separation programs with respect to certain salaried employees in the U.S.

Note 14.	Stock Incentive Plans

GM’s stock incentive plans consist of the General Motors 2002 Stock Incentive Plan, formerly the 1997 General Motors Amended Stock Incentive Plan (GMSIP), the General Motors 1998 Salaried Stock Option Plan (GMSSOP), the General Motors 2002 Long Term Incentive Plan (GMLTIP) and the General Motors 2006 Cash-Based Restricted Stock Unit Plan (GMCRSU), collectively the Plans. The GMSIP, the GMLTIP and the GMCRSU are administered by the Executive Compensation Committee of GM’s Board of Directors. The GMSSOP is administered by the Vice President of Global Human Resources.

The compensation cost that has been charged against income for the above plans was approximately $51.6 million and $25.5 million for the three months ended June 30, 2006 and 2005, respectively and $84 million and $50.9 million for the six months ended June 30, 2006 and 2005, respectively. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was approximately $18.1 million and $9.6 million for the three months ended June 30, 2006 and 2005, respectively and $28 million and $19.3 million for the six months ended June 30, 2006 and 2005, respectively.

GMSIP and GMSSOP

Under the GMSIP, 27.4 million shares of GM $1 2/3 par value common stock may be granted from June 1, 2002, through May 31, 2007, of which approximately 4 million were available for grants at June 30, 2006. Any shares granted and undelivered under the GMSIP, due primarily to expiration or termination, become again available for grant. Options granted prior to 1997 under the GMSIP generally are exercisable one-half after one year and one-half after two years from the dates of grant. Stock option grants awarded since 1997 are generally exercisable one-third after one year, one-third after two years and fully after three years from the dates of grant. Option prices are 100% of fair market value on the dates of grant and the options generally expire 10 years from the dates of grant, subject to earlier termination under certain conditions.

Under the GMSSOP, which commenced January 1, 1998 and ends December 31, 2007, the number of shares of GM $1 2/3 par value common stock that may be granted each year is determined by management. Approximately 1.2 million shares of GM $1 2/3 par value common stock were available for grants at June 30, 2006. Stock options vest one year following the date of grant and are exercisable two years from the date of grant. Option prices are 100% of fair market value on the dates of grant and the options generally expire 10 years and two days from the dates of grant subject to earlier termination under certain conditions.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Stock Incentive Plans — (continued)

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

	Three Months Ended June 30,
	2006	2005
	GMSIP	GMSIP

Interest rate	4.63%	3.74%
Expected life (years)	6	6
Expected volatility	48.37%	32.37%
Dividend yield	4.78%	5.5%

Changes in the status of outstanding options were as follows:

	GMSIP
	$1 2/3 Par Value Common
			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares under	Exercise	Contractual	Intrinsic
	Option	Price	Term	Value

Options outstanding at January 1, 2006	84,130,586	$53.11
Granted	2,702,796	20.90
Exercised	—	—
Terminated	3,906,131	$45.62

Options outstanding at June 30, 2006	82,927,251	$52.41	5.0	$23,824,668

Options exercisable at June 30, 2006	72,722,297	$54.64	4.5	—

	GMSSOP
	$1 2/3 Par Value Common
			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares under	Exercise	Contractual	Intrinsic
	Option	Price	Term	Value

Options outstanding at January 1, 2006	27,213,635	$55.19
Granted	—	—
Exercised	—	—
Terminated	442,235	$53.76

Options outstanding at June 30, 2006	26,771,400	$55.22	5.3	—

Options exercisable at June 30, 2006	26,771,400	$55.22	5.3	—

The weighted-average grant-date fair value was $7.06 and $7.21 for the GMSIP options granted during the three- and six-month periods ended June 30, 2006 and 2005, respectively. There were no options granted or exercised under the GMSSOP during the three and six month periods ended June 30, 2006 and 2005.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GMLTIP

The GMLTIP consists of award opportunities granted to participants that are based on the achievement of specific corporate business criteria. The target number of shares of GM $1 2/3 par value common stock that may be granted each year is determined by management. These grants are subject to a three-year performance period and the final award payout may vary based on the achievement of those criteria. The condition for all three plans is a minimum percentile ranking of GM’s TSR among the companies in the S&P 500.

At June 30, 2006, approximately 5.8 million target shares were outstanding under the GMLTIP. Of these outstanding shares, a total of 1.3 million were granted in 2004 at a grant-date fair value of $53.92. Management intends to settle these awards with GM $1 2/3 par value common stock. Of the remaining outstanding shares, approximately 2.0 million were granted in 2005 at a fair value of $36.37, and 2.5 million were granted for the six month period ended June 30, 2006 at a fair value of $24.81. Management is required to settle these awards in cash. As a result, these cash-settled awards are recorded as a liability until the date of final award payout. In accordance with SFAS No. 123R, the fair value of each cash-settled award is recalculated at the end of each reporting period and the liability and expense adjusted based on the change in fair value. The preceding is the targeted number of shares that would be used in the final award calculation should the targeted performance condition be achieved. Final payout is subject to approval by the Executive Compensation Committee of the Board of Directors. The fair value at June 30, 2006 was $42.92 for the awards granted during the three month period ended June 30, 2006 and $22.39 for the awards granted in 2005.

Prior to the adoption of SFAS No. 123R, the fair value of each award under the GMLTIP was equal to the fair market value of the underlying shares on the date of grant. Beginning January 1, 2006 in accordance with the adoption of SFAS No. 123R, the fair value of each cash-settled award under the GMLTIP is estimated on the date of grant, and each subsequent reporting period, using a lattice-based option valuation model that uses the assumptions noted in the following table. Because lattice-based valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the implied volatility from GM’s tradable options. The expected term of these target awards represent the remaining time in the performance period. The risk-free rate for periods during the contractual life of the performance shares is based on the U.S. Treasury yield curve in effect at the time of valuation. Because the payout depends on the Corporation’s performance ranked with the S&P 500, the valuation also depends on the performance of other stocks in the S&P 500 from the grant date to the exercise date as well as estimates of the correlations among their future performances.

Six Months Ended
June 30, 2006

Expected volatility	50.3%
Expected dividends	N/A
Expected term (years)	2
Risk-free interest rate	5.72%

The weighted average remaining contractual term was 1.71 years for target awards outstanding at June 30, 2006. There were no shares delivered or cash paid during the three- and six-month periods ended June 30, 2006 and 2005.

GMCRSU

In 2006, the Corporation established a cash-based restricted stock unit plan that provides restricted share units to certain global executives. Awards under the plan vest and are paid in one-third increments on each anniversary date of the award over a three-year period. Compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Since the awards are settled in cash, these cash-settled awards are recorded as a liability until the date of exercise. In accordance with SFAS No. 123(R), the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Stock Incentive Plans — (concluded)

fair value of each cash-settled award is recalculated at the end of each reporting period and the liability and expense adjusted based on the new fair value.

The fair value of each RSU is based on the Corporation’s stock price on the date of grant and each subsequent reporting period until date of settlement. There were 4.2 million RSUs granted during the six month period ended June 30, 2006 with a fair value of $20.90 per share. The fair value at June 30, 2006 was $29.79 per share.

The weighted average remaining contractual term was 2.5 years for the RSUs outstanding June 30, 2006. There were no share units vested or delivered during the three and six-month period ended June 30, 2006.

Summary

A summary of the status of the Corporation’s options as of June 30, 2006 and the changes during the six month period then ended, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2006	15,923,106	$9.28
Granted	2,702,796	7.06
Vested	8,267,541	9.47
Forfeited	153,407	8.54

Nonvested at June 30, 2006	10,204,954	$8.55

As of June 30, 2006, there was $31.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 0.7 years.

Cash received from option exercise under all share-based payment arrangements for the six months ended June 30, 2006 and 2005 was $0 and $2.1 million, respectively. The tax benefit from the exercise of the share-based payment arrangements totaled $0 and $0.8 million, respectively, for the six-months ended June 30, 2006 and 2005.

Note 15.	Other Income and Other Expenses

Other income included the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Gain on sale of Isuzu interest	$311	$—	$311	$—
Gain on sale of Suzuki interest (See Note 5)			630	—
Gain on sale of GMAC investment in a regional homebuilder (See Note 5)	415	—	415	—

Total Other Income	$726	$—	$1,356	$—

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Other Income and Other Expenses — (concluded)

In April 2006, GM sold its 7.9% equity interest (90.09 million shares) in Isuzu Motors Ltd. (Isuzu). The sale of GM’s interest in Isuzu generated cash proceeds of $311 million and a pretax gain on sale of $311 million ($212 million after tax), which is reflected in Other Income in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006. GM’s basis in its investment was written down to zero in 2001.

Other expenses included the following (dollars in millions):

	Three Months		Six Month
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Impairment loss on controlling interest of GMAC (See Note 2)	$1,208	$—	$1,208	$—
FHI impairment loss (See Note 5)	—	812	—	812

Total other expenses	$1,208	$812	$1,208	$812

Note 16.	Segment Reporting

									Other
			GM		Total		Auto &		Financing	Total
	GMNA	GME	LAAM	GMAP	GMA	Other	Other	GMAC	(d)	Financing	Total
	(Dollars in millions)

For the Three Months Ended June 30, 2006
Automotive sales
External customers	$30,178	$8,237	$3,687	$2,831	$44,933	$(331)	$44,602	$—	$—	$—	$44,602
Intersegment	(1,588)	506	133	949	—	—	—	—	—	—	—

Total automotive sales	28,590	8,743	3,820	3,780	44,933	(331)	44,602	—	—	—	44,602
Financial services and insurance revenues	—	—	—	—	—	—	—	9,027	40	9,067	9,067
Other income	—	—	—	311	311	—	311	415	—	415	726

Total net sales and revenues	$28,590	$8,743	$3,820	$4,091	$45,244	$(331)	$44,913	$9,442	$40	$9,482	$54,395

Interest income(a)	$293	$125	$26	$26	$470	$(291)	$179	$701	$(157)	$544	$723
Interest expense	$823	$159	$73	$52	$1,107	$(384)	$723	$3,819	$(11)	$3,808	$4,531
Net income (loss)(c)	$(3,941)	$(58)	$140	$379	$(3,480)	$(108)	$(3,588)	$898	$(689)	$209	$(3,379)
Segment assets	$128,653	$24,206	$4,615	$11,662	$169,136	$(713)	$168,423	$308,372	$(6,289)	$302,083	$470,506
For the Three Months Ended June 30, 2005(b)
Automotive sales
External customers	$27,967	$8,096	$2,742	$1,640	$40,445	$(267)	$40,178	$—	$—	$—	$40,178
Intersegment	(969)	494	193	282	—	—	—	—	—	—	—

Total automotive sales	26,998	8,590	2,935	1,922	40,445	(267)	40,178	—	—	—	40,178
Financial services and insurance revenues	—	—	—	—	—	—	—	8,319	(28)	8,291	8,291
Other income	—	—	—	—	—	—	—	—	—	—	—

Total net sales and revenues	$26,998	$8,590	$2,935	$1,922	$40,445	$(267)	$40,178	$8,319	$(28)	$8,291	$48,469

Interest income(a)	$318	$112	$10	$2	$442	$(252)	$190	$432	$(70)	$362	$552
Interest expense	$752	$135	$38	$9	$934	$(263)	$671	$3,050	$(9)	$3,041	$3,712
Net income (loss)	$(1,137)	$(96)	$25	$(605)	$(1,813)	$18	$(1,795)	$816	$(8)	$808	$(987)
Segment assets	$123,941	$24,594	$4,869	$9,356	$162,760	$(3,580)	$159,180	$309,984	$(3,163)	$306,821	$466,001

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.	Segment Reporting — (concluded)

									Other
			GM		Total		Auto &		Financing	Total
	GMNA	GME	LAAM	GMAP	GMA	Other	Other	GMAC	(d)	Financing	Total
	(Dollars in millions)

For the Six Months Ended June 30, 2006
Automotive sales
External customers	$60,048	$15,838	$6,649	$5,463	$87,998	$(636)	$87,362	$—	$—	$—	$87,362
Intersegment	(2,927)	996	311	1,620	—	—	—	—	—	—	—

Total automotive sales	57,121	16,834	6,960	7,083	87,998	(636)	87,362	—	—	—	87,362
Financial services and insurance revenues	—	—	—	—	—	—	—	17,849	73	17,922	17,922
Other income	—	—	—	941	941	—	941	415	—	415	1,356

Total net sales and revenues	$57,121	$16,834	$6,960	$8,024	$88,939	$(636)	$88,303	$18,264	$73	$18,337	$106,640

Interest income(a)	$598	$232	$46	$51	$927	$(556)	$371	$1,306	$(311)	$995	$1,366
Interest expense	$1,621	$312	$101	$107	$2,141	$(734)	$1,407	$7,381	$(28)	$7,353	$8,760
Net income (loss)(c)	$(4,444)	$(10)	$169	$832	$(3,453)	$(328)	$(3,781)	$1,535	$(688)	$847	$(2,934)
For the Six Months Ended June 30, 2005(b)
Automotive sales
External customers	$53,968	$15,753	$4,876	$3,175	$77,772	$(291)	$77,481	$—	$—	$—	$77,481
Intersegment	(1,743)	945	358	441	1	(1)	—	—	—	—	—

Total automotive sales	52,225	16,698	5,234	3,616	77,773	(292)	77,481	—	—	—	77,481
Financial services and insurance revenues	—	—	—	—	—	—	—	16,540	221	16,761	16,761
Other income	—	—	—	—	—	—	—	—	—	—	—

Total net sales and revenues	$52,225	$16,698	$5,234	$3,616	$77,773	$(292)	$77,481	$16,540	$221	$16,761	$94,242

Interest income(a)	$614	$203	$29	$5	$851	$(452)	$399	$909	$(164)	$745	$1,144
Interest expense	$1,507	$249	$62	$16	$1,834	$(478)	$1,356	$6,051	$(16)	$6,035	$7,391
Net income (loss)	$(2,874)	$(610)	$56	$(535)	$(3,963)	$186	$(3,777)	$1,544	$(7)	$1,537	$(2,240)

(a)	Interest income is included in net sales and revenues from external customers.

(b)	Effective January 1, 2006, four powertrain entities were transferred from GMNA to GME for management reporting. Accordingly, second quarter of 2005 amounts have been revised for comparability by reclassifying $127 million of revenue, $16 million of net income and $383 million of segment assets from GMNA to GME. For the six months ended June 30, 2005, amounts have been revised by reclassifying $278 million of revenue and $49 million of net income from GMNA to GME.

(c)	In the second quarter of 2006, GM recognized a non-cash pretax impairment charge of $1.2 billion on the pending sale of a controlling interest in GMAC which is reflected in the column “Other Financing.” Refer to Note 2.

(d)	Other Financing includes the elimination from total assets of net receivables from Auto & Other. Receivables eliminated were $4.6 billion and $2.8 billion at June 30, 2006 and 2005, respectively.

Note 17.	Subsequent Events

Amended and Restated Credit Agreement

On July 20, 2006, GM executed a $4.63 billion amended and restated credit agreement with a syndicate of banks, which replaced GM’s $5.6 billion unsecured line of credit. The amended and restated credit agreement removes the uncertainty that the Corporation previously reported as to whether the bank syndicate would be required to honor a borrowing request.

The amended and restated credit agreement provides additional available liquidity that GM anticipates to draw on from time to time to fund working capital and other needs. The facility is comprised of a $4.48 billion secured line of credit that terminates in July 2011 and a $0.15 billion unsecured line of credit that terminates in June 2008. Under the $4.48 billion secured facility, borrowings are limited to an amount based on the value of the underlying collateral, which consists of certain North American accounts receivable and inventory of General Motors

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

Note 17.	Subsequent Events — (concluded)

Corporation, Saturn Corporation, and General Motors of Canada, Limited, certain plants, property and equipment of General Motors of Canada, Limited, and a pledge of 65% of the stock of the holding company for GM’s indirect subsidiary GM de Mexico. In addition to the $4.48 billion secured line of credit, the collateral also secures certain lines of credit, automatic clearinghouse and overdraft arrangements and letters of credit provided by the same secured lenders of approximately $1.5 billion. At GM’s current credit rating, all-in cost of borrowings from the secured line of credit would be LIBOR (London InterBank Offered Rate) plus 225 basis points, while all-in costs of borrowings from the unsecured line of credit would be LIBOR plus 200 basis points. In addition, secured lenders received a consent fee of 40 basis points. In the event of certain work stoppages, the secured facility would be temporarily reduced to $3.5 billion.

Conditions and Approvals on the Pending Sale of the Controlling Interest in GMAC

As disclosed in Note 2, the Purchase and Sale Agreement (the “Agreement”) by GM, GMAC, and the consortium sets forth a number of conditions to the Purchaser’s obligation to consummate the GMAC transaction. These conditions include, among others, reasonable satisfaction by the consortium, from the Pension Benefit Guaranty Corporation (“PBGC”), that after the closing of the GMAC transaction, GMAC and its subsidiaries will not have any liability with respect to benefit plans of GM that are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”).

The consortium has informed GM and GMAC that they deem this condition has been satisfied by a letter from the PBGC stating that it will not as a result of the GMAC Transaction take action under ERISA to terminate GM’s pension plans or impose liability on the Purchaser, any of the LLC Members, GMAC, or any of its subsidiaries.

On July 28, 2006, the Federal Deposit Insurance Corporation (the FDIC) announced a six-month moratorium on final decisions on notices filed under the Change in Bank Control Act with regard to industrial loan companies (ILC). In connection with the sale of the controlling interest in GMAC, a notice was submitted to the FDIC. It appears the timing of any approval by the FDIC is likely to be affected by the moratorium. GM and GMAC are now working with the consortium to consider ways to try to avoid delaying the targeted closing date until 2007, since FDIC regulatory approval is a condition of the Agreement.

VEBA

On July 31, 2006, GM withdrew $2 billion from the VEBA trust to reimburse GM payments for hourly retiree health-care and life insurance.

* * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General Motors Corporation (together with its subsidiaries, the Corporation, General Motors, GM, we or us) is primarily engaged in automotive production and marketing and financing and insurance operations. GM designs, manufactures, and markets vehicles worldwide, having its largest operating presence in North America. GM’s finance and insurance operations primarily relate to GMAC LLC (formerly known as General Motors Acceptance Corporation GMAC), a wholly owned subsidiary of GM, which provides a broad range of financial services, including automotive finance and mortgage products and services. As discussed below, the sale of a 51% interest in GMAC to a consortium of investors is pending.

Financial Results

GM’s consolidated net sales and revenues increased to $54.4 billion in the second quarter of 2006 compared to $48.5 billion in the second quarter of 2005. The second quarter 2006 revenue levels were a record quarterly high for GM, representing an increase of more than 12% from the second quarter of 2005. GM recorded a consolidated net loss of $3.4 billion in the second quarter of 2006, compared to a net loss of $987 million in the second quarter of 2005. GMAC’s net income in the second quarter of 2006 increased by $82 million to $898 million, compared to $816 million in the second quarter of 2005.

For the first six months of 2006, GM’s consolidated net sales and revenues were $106.6 billion, an increase of $12.4 billion, or more than 13%, over the $94.2 billion in the first half of 2005. GM has experienced two consecutive quarters of record revenue for the first half of 2006. GM incurred a net loss of $2.9 billion for the first six months of 2006 as compared to a net loss of $2.2 billion for the same period in 2005.

GM’s results of operations for the first half of 2006 were most significantly affected by the following trends and significant events:

Automotive Operations

Total Automotive revenues were $88.9 billion for the first half of 2006, which includes two consecutive quarters of record revenue. GM experienced revenue improvements from all regions. Notably GMNA’s revenues increased 9.4% from the same period in 2005 due to favorable net price obtained through a reduction in sales incentive spending, as well as improvements in pricing on recently launched full size utility vehicles such as the Chevrolet Tahoe, GMC Yukon and Cadillac Escalade. GMAP’s revenues doubled from the previous period due to the consolidation of GM Daewoo Auto & Technology Company (GM Daewoo) beginning in June 2005. During the first half of 2006, GM achieved certain cost cutting measures that were previously communicated as part of its turnaround plan. Specifically, we continued to experience better vehicle quality than our accrual rate for warranty claims per car which allowed us to decrease our warranty accruals by $0.3 billion after-tax. In addition we achieved savings of $0.3 billion after tax due to the Attrition Program and other changes to our salaried pension and OPEB plans that were previously announced. Other structural costs were reduced by $0.5 billion after-tax in such areas as engineering and marketing expense.

GMNA is increasing its target for reduction of structural costs from the amount previously stated in GM’s 2005 Annual Report on Form 10-K by $2 billion to $9 billion on a running rate basis by the end of 2006. Running rate basis refers to the average annualized cost savings into the foreseeable future anticipated to result from cost savings actions when fully implemented. GM expects $6 billion of the structural cost reduction to be realized during 2006, exceeding the $4 billion of structural cost reductions previously estimated for calendar year 2006 in GM’s 2005 Annual Report on Form 10-K. This improvement is due to the financial impact of the UAW Attrition Agreement, including the effect of the pension remeasurement, and with the impact of the previously disclosed change in accounting treatment for the contributions related to the independent VEBA established under the UAW Settlement Agreement. The expected total annual cash savings from structural cost reductions remains $5 billion.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

  Financial Results — (continued)

GM-UAW-Delphi Special Attrition Program Agreement

As part of the initiatives to accelerate cost reductions and bring our structural cost and employment levels in line with revenues and demand for our vehicles, GM together with Delphi and the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) announced on March 22, 2006 that they had entered into the UAW-GM-Delphi Special Attrition Program Agreement (UAW Attrition Agreement), which was intended to reduce the number of U.S. hourly employees at GM and Delphi through the Attrition Program. When originally executed, Delphi’s participation in the UAW Attrition Agreement was subject to approval by the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court), which has jurisdiction over Delphi’s Chapter 11 proceedings, and such approval was granted on April 7, 2006. The UAW Attrition Agreement provides for a combination of early retirement programs and other incentives designed to help reduce employment levels at both GM and Delphi, and by which GM will be able to reduce the number of employees who are and will be in the JOBS bank in a cost effective manner.

In the UAW Attrition Agreement, GM agreed to assume certain costs regarding UAW-represented Delphi employees. Specifically, GM agreed to (1) pay lump sums of $35,000 to certain employees who participate in the UAW Attrition Agreement; (2) allow Delphi employees who agree to retire under the UAW Attrition Agreement to flowback to GM for purposes of retirement whereby GM will assume all OPEB obligations to such retiree; (3) subsidize, for an interim period of time, health care and life insurance coverage for Delphi employees participating in a special voluntary pre-retirement program if Delphi reduces or eliminates its health care and/or life insurance coverage provided to active UAW employees; and (4) accept 5,000 active flowback employees, and as a result after their flow-back, pay such employee’s wages and benefits and incur pension and OPEB obligations for such employees. The UAW Attrition Agreement provides that for such costs, other than the $35,000 lump sum payment, GM will have a prepetition, general unsecured claim assertable against the bankruptcy estate of Delphi under certain existing agreements. This claim is subject to the rights of parties in interest to object to allowance on any grounds other than the claim did not arise under the terms of the pre-existing contractual agreements between GM and Delphi. GM believes that the UAW Attrition Agreement will enhance the prospects for GM, the UAW and Delphi to reach a broad-based consensual resolution of issues relating to the Delphi restructuring, but significant obstacles remain. Refer to our discussion of issues related to the Delphi restructuring in the “GM North America Restructuring Plan — Update” section.

Also under the UAW Attrition Agreement, GM provided certain UAW-represented employees at GM with (i) a lump sum payment of $35,000 for normal or early voluntary retirements retroactive to October 1, 2005; (ii) a mutually satisfactory retirement for employees 50 years of age or older with at least 10 years of credited service; (iii) payment of gross monthly wages ranging from $2,750 to $2,900 to those employees who participate in a special voluntary pre-retirement program depending on years of credited service and plant work location; and (iv) a buyout of $140,000 for employees with ten or more years of seniority, or of $70,000 for employees with less than 10 years seniority, provided such employees sever all ties with GM and Delphi except for any vested pension benefits.

GM employees had until June 23, 2006 to accept and participate in the terms established under the UAW Attrition Agreement followed by a seven day rescission period from the date of acceptance. Approximately 34,400 GM hourly employees (33,100 UAW-represented and 1,300 represented by the IUE-CWA) have agreed to participate in the program. Employees who chose to leave GM will retire or leave no later than January 1, 2007. GM will use temporary employees as necessary while permanent replacements are put in place.

In addition, as of June 30, 2006, approximately 12,500 Delphi employees had chosen to participate in the Attrition Program. On June 29, 2006, the Bankruptcy Court approved a motion by Delphi to offer attrition packages and a buyout program to approximately 8,500 hourly employees represented by the IUE-CWA, and a buyout program to hourly employees represented by the UAW, many of whom were not eligible for the earlier offer. GM and Delphi will share the cost of these programs. GM will have an allowed prepetition, general unsecured claim against the bankruptcy estate of Delphi for payment that it makes under the buyout programs and a prepetition, general unsecured claim for costs, other than the $35,000 lump sum payment, incurred in the IUE-CWA attrition

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

  Financial Results — (continued)

program assertable against the bankruptcy estate of Delphi under certain existing agreements. The estimated cost to GM of these programs is comprehended in the pretax charge of $5.5 billion recorded by GM in the fourth quarter of 2005 related to GM’s contingent exposure related to Delphi’s bankruptcy filing.

GMNA recorded an after-tax charge of $3.7 billion in the second quarter of 2006 related to the UAW Attrition Agreement. This charge was comprised of the following: (1) an after-tax charge of approximately $1.4 billion associated with the $35,000 lump sum payments for normal or early voluntary retirements between June 30, 2006 and the October 1, 2005 retroactive agreement date described above; (2) curtailment loss of $2.9 billion after tax with respect to its pension plan in conjunction with termination of a significant number of employees as part of the plan to reduce its workforce; and (3) a favorable offset of $0.6 billion after tax for reduction in capacity action charges taken in the fourth quarter 2005 due to lower than anticipated JOBS expense. The impact of the UAW Attrition Agreement on other postretirement benefits will be shown in our results for the third quarter of 2006 and is expected to be approximately $0.3 billion.

GMAC — Pending Sale of 51% Controlling Interest

On April 2, 2006, GM and its wholly owned subsidiaries, GMAC and GM Finance Co. Holdings Inc., entered into a definitive agreement pursuant to which GM will sell a 51% controlling interest in GMAC for a purchase price of $7.4 billion to FIM Holdings LLC (FIM Holdings). FIM Holdings is a consortium of investors including Cerberus, FIM Investors LLC, the sole managing member, and Citigroup Inc., Aozora Bank Ltd. and a subsidiary of the PNC Financial Services Group, Inc. GM will retain a 49% equity interest in GMAC. In addition, GM and the consortium will invest $1.9 billion of cash in new GMAC preferred equity, with $1.4 billion to be invested by GM and $500 million to be invested by the consortium. The transaction is subject to a number of U.S. and international regulatory and other approvals.

This agreement is an important element in GM’s current turnaround efforts, and is expected to provide the following:

•	Strong long term services agreement between GM and GMAC — As part of the transaction, GM and GMAC will enter into a number of agreements that will require that GMAC continue to allocate capital to automotive financing consistent with historical practices, thereby continuing to provide critical financing support to a significant share of GM’s global sales. While GMAC will retain the right to make individual credit decisions, GMAC will commit to fund a broad spectrum of customers and dealers consistent with historical practice in the relevant jurisdictions. Subject to GMAC’s fulfillment of certain conditions, GM will grant GMAC exclusivity for 10 years for U.S., Canadian and international GM-sponsored consumer and wholesale marketing incentives, with the exception of Saturn branded products.

•	Improved Liquidity — Significant upfront sales proceeds to bolster GM liquidity, strengthening GM’s balance sheet and funding the turnaround plan.

•	Enhanced stockholder value through a stronger GMAC — GM will retain a 49% equity interest in GMAC, and will be able to continue to participate in GMAC’s strong profitability levels.

•	Expected delinkage of GMAC’s credit rating from GM — GM expects the introduction of a new controlling investor for GMAC, new capital at GMAC, and significantly reduced intercompany exposures to GM will provide GMAC with a solid foundation to improve its current credit rating, and delink the GMAC credit ratings from GM.

As part of the agreement, GM will retain an option, for 10 years after the closing of the transaction, to repurchase from GMAC certain assets related to the automotive finance business of the North American Operations and International Operations of GMAC. GM’s exercise of the option is conditional on GM’s credit rating being investment grade or higher than GMAC’s credit rating. The call option price will be calculated as the higher of (i) fair market value or (ii) 9.5 times the consolidated net income of GMAC’s automotive finance business in either

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

  Financial Results — (continued)

the calendar year the call option is exercised or the calendar year immediately following the year the call option is exercised.

GMAC expects to arrange two asset-backed funding facilities that total up to $25 billion that will support GMAC’s ongoing business and enhance GMAC’s liquidity position. A $10 billion facility is expected to be available before closing and the other facility is expected to be available on or after closing. Citigroup has committed $12.5 billion in the aggregate to those two facilities. The funding facilities are in addition to Citigroup’s initial equity investment in GMAC.

Prior to consummation of the agreement, (i) certain assets with respect to automotive leases and retail installment sales contracts owned by GMAC and its affiliates having a net book value of approximately $4 billion, will be dividended to GM, (ii) GM will assume certain of GMAC’s postemployment benefit obligations, (iii) GMAC will transfer to GM certain entities that hold a fee interest in certain real properties, (iv) GMAC will pay dividends to GM in an amount up to the amount of GMAC net income prior to the consummation of the transaction, (v) GM will repay certain indebtedness owing to GMAC and specified intercompany unsecured obligations owing to GMAC shall be no greater than $1.5 billion and (vi) GMAC will make a one-time distribution to GM of approximately $2.7 billion of cash to reflect the increase in GMAC’s equity value resulting from the transfer of a portion of GMAC’s net deferred tax liabilities arising from the conversion of GMAC and certain of its subsidiaries to limited liability company form. The total value of the cash proceeds and distributions to GM before it purchases preferred limited liability company interests of GMAC and repays any intercompany unsecured obligations will be approximately $14 billion over three years, comprised of the $7.4 billion purchase price, the $4 billion of retained assets and the $2.7 billion cash dividend. From the proceeds GM will invest $1.4 billion of cash in new preferred limited liability company interests of GMAC.

For the first half of 2006, GMAC’s earnings and cash flows are fully consolidated with GM’s operating results. However, as a result of the agreement to sell a 51% controlling interest, certain assets and liabilities of GMAC have been presented as held for sale at June 30, 2006. GM recognized a non-cash pre-tax impairment charge of $1.2 billion in the second quarter of 2006 in conjunction with the pending sale of 51% equity interest. After the sale of the 51% controlling interest, the remaining 49% interest in GMAC will be reflected in GM’s financial statements using the equity method of accounting.

Approximately $433 million of the $1.2 billion pre-tax charge is attributable to differences between tangible book value to be paid by the consortium of investors and GMAC’s actual book value, partially offset by 51% of the effects of unrecognized net gains reflected in GMAC’s other comprehensive income. The remaining $775 million of the pre-tax charge is attributable to GMAC operating lease assets classified as held for sale. Pursuant to the requirements of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) GM is required to cease depreciation on long lived assets classified as held for sale in GM’s consolidated financial statements. Accordingly, pre-tax income in the second quarter was higher by $775 million as reported in the “Selling, general and administrative expenses” line item in the Condensed Consolidated Statement of Operations. However, because that higher income amount is not recoverable at close in the sales price or from a dividend prior to closing, a corresponding increase of $775 million was recorded as part of the $1.2 billion pre-tax charge, thereby impairing the carrying value of the operating lease assets held for sale as of June 30, 2006. As the transaction progresses towards closing, similar benefits from ceasing depreciation will not be recoverable in the sales price. Therefore, GM expects to increase the pre-tax charge in the third quarter and any other subsequent quarter until closing related to further operating lease asset impairments. However these increases are expected to be offset by the favorable impacts of ceasing depreciation on GMAC assets held for sale and therefore will not have any impact on earnings. In addition, the pre-tax charge will be adjusted each quarter until closing for any changes in fair value of the assets.

While GM expects to record tax benefits associated with the pre-tax impairment charge of $1.2 billion, these benefits in the second quarter will be offset by approximately $409 million of incremental tax costs created

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

  Financial Results — (continued)

primarily by book to tax differences now recognized due to the pending sale. Both of these items are recorded in the “Income Tax Benefit” line item of the Condensed Consolidated Statement of Operations.

The agreement is subject to the satisfaction or waiver of customary and other closing conditions, including, among other things, (i) receipt of ratings for the senior unsecured long-term indebtedness of GMAC and Rescap, an indirect wholly owned subsidiary of GMAC, after giving effect to the transactions contemplated by the agreement, of at least BB and BBB− (or their respective equivalents), respectively, and an A.M. Best rating for GMAC’s significant insurance subsidiaries of at least B++; and (ii) that no material adverse effect will have occurred with respect to the business, financial condition or results of operations of GMAC, which includes any actual downgrading by any of the major rating agencies of GM’s unsecured long-term indebtedness rating below CCC or its equivalent, and (iii) the receipt of required regulatory approvals and licenses. The agreement may be terminated upon the occurrence of certain events, including the failure to complete the transaction by March 30, 2007. There can be no assurance that the transaction will be completed or if it is completed, that the terms of the transaction will not be different from those set forth in the definitive agreement. Furthermore, even if the sale transaction is completed on the agreed-upon terms, there is no assurance that it will delink GMAC’s credit rating from GM’s credit rating or maintain ResCap’s credit rating at investment grade.

On July 28, 2006, the Federal Deposit Insurance Corporation (the “FDIC”) announced a six-month moratorium on the acceptance of, or final decisions on, notices filed under the Change in Bank Control Act with regard to industrial loan companies (“ILCs”). In connection with the proposed sale of a controlling interest in GMAC, the consortium and its members have submitted such notices with respect to GMAC’s ILC, GMAC Automotive Bank. GM and GMAC are currently evaluating the effect of the FDIC’s action on these pending notices, but it appears that the timing of any approval of the notices is likely to be affected by the moratorium. Since FDIC approval of the Change in Bank Control Act notices with regard to GMAC Automotive Bank is a condition to closing the transaction, GM expects to close the transaction in the fourth quarter of 2006, but it is possible that delays in obtaining such approvals or in satisfying other required conditions could defer the closing.

The sale of a controlling interest in GMAC will reduce a significant portion of the GMAC U.S. pre-tax income available to GM. Given this anticipated decline in U.S. pre-tax income as a result of the transaction, we have reassessed the need for a valuation allowance against our U.S. net deferred tax assets balance of $24.4 billion as of June 30, 2006. At this time, we consider it more likely than not that we will have U.S. taxable income in the future that will allow us to realize these deferred tax assets. However, it is possible that some or all of these deferred tax assets could ultimately expire unused, especially if our GMNA turnaround plan is not successful or if GMAC’s income declines.

Sale of Isuzu Investment

In April 2006, GM sold its 7.9% equity interest (90.09 million shares) in Isuzu Motors Ltd (Isuzu) to Isuzu’s strategic business partners and major shareholders, Mitsubishi Corp., Itochu Corp. and Mizuho Corporate Bank. The sale of GM’s interest in Isuzu generated cash proceeds of $311 million and a pre-tax gain on sale of $311 million ($212 million after tax). GM’s basis in its investment was written down to zero in 2001. The proceeds were used to support the GMNA turnaround plan, finance future growth initiatives, strengthen the balance sheet and fund other corporate priorities.

Sale of Regional Homebuilder

In April 2006 GMAC signed a definitive agreement to sell its entire interest in a regional home builder. In the second quarter of 2006, GMAC recognized a pre-tax gain of $415 million ($259 million after tax) on the sale of its equity interest. Under the equity method of accounting, GMAC’s share of pretax income recorded from this investment was approximately $22.5 million and $21.8 million for the three months ended June 30, 2006 and 2005, respectively and $42.4 million and $35.2 million for the six months ended June 30, 2006 and 2005, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

  Financial Results — (concluded)

Sale of Suzuki Investment

During the first quarter of 2006, GM reduced its equity stake in Suzuki Motor Corporation (Suzuki) from 20.4% to 3.7%. The sale of the investment resulted in an after-tax gain of $372 million recognized by GMAP. In addition to the favorable net income impact, the transaction generated cash proceeds of approximately $2.0 billion which enhance GM’s liquidity position as well as the strength of its balance sheet. GM maintains a 3.7% equity ownership in Suzuki after the transaction, and will continue its strategic alliance with Suzuki.

Strategy

GM’s primary focus continues to be the return of its North American operations to profitability and positive cash flow. The 2006 second quarter results demonstrate initial steps towards this goal, although additional progress will be required to implement the plan fully. GM remains committed to the turnaround efforts not only to return GM to profitability, but to position GM to be competitive in the long term through managing our business’ cost, revenue, and liquidity.

With regard to costs, our primary goals were to address our legacy cost burden and reduce our structural costs in line with current levels of revenue. Legacy costs are primarily related to the cost of benefits provided to retired employees and their dependents, and costs associated with employees and their dependents of businesses divested by GM. Structural costs, such as the cost of unionized employees, are those costs that do not vary with production and include all costs other than material, freight, and policy and warranty costs. Some of these costs are within our control, while others such as interest rates or return on investments (which influence our pension and OPEB expenses) are more dependent on outside factors. To reduce legacy costs and structural costs, GM has taken action in a number of areas. To contain legacy health care costs for retired hourly employees, GM entered into the UAW Health Care Settlement Agreement, which received court approval on March 31, 2006, and a tentative agreement with the IUE-CWA providing similar terms, which was announced on April 10, 2006. In addition, on February 7, 2006 GM announced it would cap its contributions to salaried retiree health care at the level of 2006 expenditures. To control pension costs, GM announced on March 7, 2006 that it would freeze accrued pension benefits for U.S. salaried employees and implement a new benefit structure for future accruals. GM has also taken actions to reduce hourly headcount, beginning in November 2005 when GM announced plans to idle 12 facilities and reduce manufacturing employment levels by approximately 30,000 employees by the end of 2008. GM now expects to reach the reduced employment level by January 1, 2007, about two years ahead of the previously announced target. During the first quarter of 2006, two assembly plants referred to in the original announcement stopped production. On March 22, 2006, GM, the UAW, and Delphi announced they had entered into the UAW Attrition Agreement to reduce the number of hourly employees of GM and of Delphi through the a special attrition program, and in late June, GM announced that approximately 34,400 hourly employees (33,100 UAW-represented and 1,300 IUE-CWA-represented) would participate in the program.

Revenues in the second quarter of 2006 were strengthened by sales of vehicles recently launched by GMNA, such as the Chevrolet Tahoe, GMC Yukon, and Cadillac Escalade full size utility trucks, as well as the Chevrolet HHR, the Buick Lucerne and the Pontiac G6 and Torrent. Market share is down from the same period a year earlier, which we believe is due to strategic reductions in incentives and daily rentals, but GM is seeing benefits associated with the “Total Value Promise” initiative announced in January 2006, which reduced GMNA incentive levels while increasing vehicle transaction prices. We will continue to introduce an array of new vehicles throughout 2006, including the Saturn AURA, all-new Chevrolet Silverado and GMC Sierra full-size pickups, the fuel-efficient Saturn Vue Green Line Hybrid, and GMC Acadia and Saturn Outlook crossover vehicles. In addition, we experienced growth in revenue in each of our geographic regions and improved profitability in three of our four regions, a continuation of progress made in the first quarter.

GM has also taken actions to improve liquidity. In February 2006, GM’s Board of Directors reduced the quarterly dividend by 50%, which will conserve about $500 million on an annual basis. Since the fourth quarter of 2005, we have sold all or part of our equity stakes in each of Fuji Heavy Industries, Isuzu and Suzuki, adding more

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

  Strategy — (concluded)

than $3 billion to GM’s liquidity. In addition to these actions, on July 20, 2006, GM executed a $4.63 billion amended and restated credit agreement with a syndicate of banks restating and amending the $5.6 billion unsecured line of credit. This agreement provides additional available liquidity that GM anticipates to draw on from time to time to fund working capital and other needs. Also, on April 2, 2006 GM entered into a definitive agreement to sell a 51% controlling interest in GMAC to a consortium of investors. GM’s goal in selling the 51% interest in GMAC was improving GMAC’s current credit rating position for GMAC’s long term growth and provide a stronger foundation to support GM sales and dealers. The transaction also improves liquidity and results in total value of cash proceeds and distributions to GM of approximately $14 billion over three years, comprised of $7.4 billion purchase price, $4 billion of retained assets and $2.7 billion cash dividend. We expect to receive approximately $10 billion at closing. $1.4 billion will be invested by GM in new GMAC preferred equity.

In addition to restoring GMNA operations to profitability, GM needs to address near term issues associated with its largest supplier, Delphi. On March 31, 2006 Delphi filed motions under the U.S. Bankruptcy Code seeking authority to reject its U.S. labor agreements and modify retiree welfare benefits. The unions and certain other parties have filed objections to these motions. Hearings on these motions were adjourned until August 11, 2006, to allow Delphi, its unions and GM additional time to focus on reaching comprehensive consensual agreements. While Delphi has indicated to us that it expects no disruptions in its ability to continue supplying us with the systems, components, and parts that we need as Delphi pursues its bankruptcy restructuring plan, labor disruptions at Delphi resulting from Delphi’s pursuit of a restructuring plan could seriously disrupt our North American operations, prevent us from executing our GMNA turnaround initiatives, and materially adversely impact our business. Accordingly, resolution of the Delphi related issues remains a critical near term priority.

Delphi also filed on March 31, 2006 a motion under the U.S. Bankruptcy Code seeking authority to reject certain supply contracts with GM. A hearing on this motion was adjourned by the court until after the hearings related to Delphi’s U.S. labor agreements and retiree welfare benefits are completed or otherwise resolved. Although Delphi has not rejected any GM contracts as of this time and has assured GM that it does not intend to disrupt production at GM assembly facilities, there is a risk that Delphi or one or more of its affiliates may reject or threaten to reject individual contracts with GM, either for the purpose of exiting specific lines of business or in an attempt to increase the price GM pays for certain parts and components. As a result, GM could be materially adversely affected by disruption in the supply of automotive systems, components and parts that could force the suspension of production at GM assembly facilities.

Please refer to the Key Factors Affecting Future Results section below for further discussion on the above topics.

Basis of Presentation

This management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the December 31, 2005 consolidated financial statements and notes thereto (the 2005 Consolidated Financial Statements), along with the MD&A included in General Motors Corporation’s (the Corporation, General Motors, or GM) 2005 Annual Report on Form 10-K, filed separately with the U.S. Securities and Exchange Commission (SEC). All earnings per share amounts included in the MD&A are reported on a fully diluted basis. See related discussion in Item 2 of the General Motors Acceptance Corporation (GMAC) Form 10-Q for the quarterly period ended June 30, 2006, which is herein incorporated by reference.

GM’s Auto & Other Reportable Operating Segment Consists of:

•	GM’s four automotive regions: GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP), which constitute GM Automotive (GMA); and

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Basis of Presentation — (concluded)

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

Consolidated Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)

Consolidated:
Total net sales and revenues	$54,395	$48,469	$106,640	$94,242
Net income (loss)	$(3,379)	$(987)	$(2,934)	$(2,240)
Net margin	(6.2)%	(2.0)%	(2.8)%	(2.4)%
Automotive and Other Operations:
Total net sales and revenues	$44,913	$40,178	$88,303	$77,481
Net income (loss)	$(3,588)	$(1,795)	$(3,781)	$(3,777)
Financing and Insurance Operations:
Total revenues	$9,482	$8,291	$18,337	$16,761
GMAC net income	$898	$816	$1,535	$1,544
Other financing net income	$(689)	$(8)	$(688)	$(7)

Total FIO net income	$209	$808	$847	$1,537

The increase in second quarter 2006 total net sales and revenues of 12%, compared with second quarter 2005, was due to higher GMA revenue of $4.8 billion, primarily driven by an increase in global production volume of 4%, with all regions showing increases, and increased FIO revenue of $1.2 billion, more than 14% over 2005. Similarly, year to date total net sales and revenues were $12 billion higher, an increase of 13% over 2005.

Consolidated results declined by about $2.4 billion to net loss of $3.4 billion in the second quarter of 2006, compared to a net loss of $987 million in the second quarter of 2005. The deterioration was more than accounted for by the $3.7 billion charge for the UAW Attrition Agreement previously discussed. For the first six months of 2006, GM reported a consolidated net loss of $2.9 billion, $694 million greater than the loss of $2.2 billion in 2005.

Second quarter 2006 results included:

•	Consolidated net loss of $3.4 billion;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Consolidated Results of Operations — (concluded)

•	Announcement of agreement to sell 51% controlling interest in GMAC, resulting in a loss of $690 million, after tax;

•	Implementation of the Attrition Program, resulting in a charge of $3.7 billion;

•	Strong revenue and cost performance at GMNA;

•	Continued profitability at GMLAAM and GMAP;

•	Continued profitability at GMAC; and

•	Strengthened liquidity position at Auto & Other.

More detailed discussions on the results of operations for the automotive regions, other operations, and GMAC can be found in the following sections.

GM Automotive and Other Operations Financial Review

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)

Auto & Other:
Total net sales and revenues	$44,913	$40,178	$88,303	$77,481
Net income (loss)	$(3,588)	$(1,795)	$(3,781)	$(3,777)
GMA net income (loss) by region:
GMNA	$(3,941)	$(1,137)	$(4,444)	$(2,874)
GME	(58)	(96)	(10)	(610)
GMLAAM	140	25	169	56
GMAP	379	(605)	832	(535)

Net income (loss)	$(3,480)	$(1,813)	$(3,453)	$(3,963)
Net margin	(7.7)%	(4.5)%	(3.9)%	(5.1)%
GM global automotive market share	13.8%	15.1%	13.5%	14.3%
Other:
Net income (loss)	$(108)	$18	$(328)	$186

GM Auto & Other’s net sales and revenues increased $4.7 billion, or nearly 12%, in the second quarter of 2006, compared to the same quarter of 2005. The improvement was driven by a $1.6 billion or 6% increase at GMNA and an increase at GMAP of more than $2 billion from 2005, largely due to the consolidation of GM Daewoo, which was reported under the equity method of accounting in the second quarter of 2005. GMLAAM’s revenue increased 30%, while GME’s revenue increased slightly. For the first six months of 2006, net sales and revenues at Auto & Other increased $10.8 billion over 2005, or 14%, again led by GMNA and GMAP, with increases of $4.9 billion and $4.4 billion, respectively.

GM’s global market share was 13.8% and 15.1% for the second quarters of 2006 and 2005, respectively. GMNA’s market share decreased 3.3 percentage points, to 24.0% for the quarter, compared to 2005. Market share increased in GMAP, while GME and GMLAAM declined. In the first six months of 2006, global market share declined 0.8 percentage point to 13.5%, from 14.3% at June 30, 2005. The decrease was driven by declines at GMNA and GME, partly offset by increases at GMLAAM and GMAP.

GMA reported a net loss of $3.5 billion in the second quarter 2006, a decline of $1.7 billion compared to a net loss of $1.8 billion in 2005, with all regions except GMNA showing improved results. GMA’s net loss of $3.5 billion for the first six months of 2006 was an improvement of $510 million over 2005.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results

GM North America

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)

GMNA:
Total net sales and revenues	$28,590	$26,998	$57,121	$52,225
Net income (loss)	$(3,941)	$(1,137)	$(4,444)	$(2,874)
Net margin	(13.8)%	(4.2)%	(7.8)%	(5.5)%
Production volume	(Volume in thousands)
Cars	462	458	958	928
Trucks	775	789	1,534	1,501

Total GMNA	1,237	1,247	2,492	2,429
Vehicle unit sales
Industry — North America	5,400	5,634	10,163	10,322
GM as a percentage of industry	24.0%	27.3%	23.8%	26.4%
Industry — U.S.	4,571	4,802	8,626	8,803
GM as a percentage of industry	24.2%	27.8%	24.0%	26.7%
GM cars	20.0%	23.5%	20.3%	23.4%
GM trucks	27.9%	31.3%	27.1%	29.4%

North American industry vehicle unit sales decreased 4% to 5.4 million in the second quarter of 2006 compared to 2005, driven by lower U.S. industry volume, of 4.6 million units, compared to 4.8 million units in the second quarter of 2005.

U.S. industry volume in the second quarter of 2006 represents a seasonally adjusted annual rate of 17.4 million, compared to 17.2 million in the second quarter of 2005. GM’s U.S. market share decreased by 3.6 percentage points, to 24.2%, compared to the second quarter of 2005, reflecting a decline in vehicle unit deliveries of approximately 233 thousand units, or 17.4%. GM’s U.S. car market share declined by 3.5 percentage points to 20.0%, while GM’s U.S. truck market share declined to 27.9%, down 3.4 percentage points. GM’s sales in the second quarter of 2005 were particularly strong, in part the result of marketing programs, including employee pricing offers and other incentives, that were not offered in 2006.

GMNA production volumes were slightly lower in 2006, by approximately 10 thousand units, at 1.237 million units for the quarter, compared to the second quarter of 2005. Dealer inventories in the U.S. increased year over year by approximately 151 thousand units, to 1.169 million units at June 30, 2006 from 1.018 million units at June 30, 2005. Year to date production increased 63 thousand units, to 2.492 million in 2006.

North American industry vehicle unit sales decreased 1.5% to 10.2 million in the first six months of 2006 from 10.3 million in the first six months of 2005, while GMNA’s market share decreased by 2.6 percentage points to 23.8% in 2006 year-to-date, compared to 26.4% in 2005.

For the first six months of 2006, industry vehicle unit sales in the United States decreased 2.0% to 8.6 million units from 8.8 million units in the first six months of 2005. GM’s 2006 year-to-date U.S. market share declined 2.7 percentage points, to 24.0%. U.S. car market share declined by 3.1 percentage points to 20.3%, while U.S. truck market share decreased to 27.1%, down 2.3 percentage points from 2005.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results — (continued)

  GM North America — (concluded)

In the second quarter of 2006, GMNA incurred a net loss of $3.9 billion as compared to a net loss of $1.1 billion for the comparable period of 2005. The decline in results was due primarily to the following factors:

•	The charge of $3.7 billion, after tax, related to the UAW Attrition Agreement, which is more fully discussed in the section titled “GM-UAW-Delphi Special Attrition Program Agreement” above. This charge included the favorable impact of $0.6 billion after tax for the reduction in capacity action charges reflected in the fourth quarter of 2005 due to lower than anticipated expense related to the JOBS bank.

•	An impairment charge of $303 million (after-tax charge of $197 million), for the write-down of product specific assets.

•	A favorable adjustment of approximately $300 million after tax related to a decrease in the liability for policy, product warranty and recall campaigns due to lower spending as a result of better vehicle quality.

•	Lower pension and OPEB costs of approximately $300 million, primarily due to the effects of the changes in salaried retiree benefits plans announced in the first quarter of 2006, and the hourly pension savings as a result of the Attrition Program.

•	Savings in other structural costs of approximately $500 million, including engineering, marketing and other cost reductions of $0.4 billion, and a $0.1 billion reduction to the product liability reserve, partially offset by higher freight costs of approximately $150 million. The contribution margins were lower in the second quarter and the first six months of 2006 primarily due to the previously mentioned freight costs and, to a much lesser extent, an increase in material costs and product mix considerations.

For the first six months of 2006, GMNA incurred a net loss of $4.4 billion, compared to a net loss of $2.9 billion in the 2005 period. In addition to the second quarter 2006 charges and other items noted above, 2006 results were affected by:

•	Increased production volumes primarily in the first quarter, which contributed approximately $470 million to GMNA results for the first half of 2006.

•	Favorable pricing, primarily in the first quarter, which contributed approximately $390 million to the first half of 2006 results.

•	Estimated charges of $65 million after tax related to other separations of U.S. salaried employees.

In addition, first half of 2005 results included after-tax charges of $84 million related to the write-down of various plant assets in connection with the cessation of production at the Lansing assembly plant and $148 million related to voluntary early retirement and other separation programs with respect to certain U.S. salaried employees.

GM Europe

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)

Total net sales and revenues	$8,743	$8,590	$16,834	$16,698
GME net loss	$(58)	$(96)	$(10)	$(610)
GME net margin	(0.7)%	(1.1)%	(0.1)%	(3.7)%
	(Volume in thousands)
Production volume	502	501	996	1,003
Vehicle unit sales Industry	5,887	5,755	11,450	11,041
GM as a percentage of industry	9.3%	9.6%	9.3%	9.7%
GM market share — Germany	10.2%	11.2%	10.2%	11.1%
GM market share — United Kingdom	15.1%	15.6%	14.8%	15.2%

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results — (continued)

  GM Europe — (concluded)

Industry vehicle unit sales increased in Europe during the second quarter of 2006 by approximately 2.3% compared to the second quarter of 2005. GME vehicle unit deliveries decreased by approximately 7 thousand units in the second quarter of 2006 versus the same period in 2005 leading to a decline in GME’s market share to 9.3%, representing a 0.3 percentage point reduction versus the same period in 2005. GME experienced market share losses for the two largest markets in Europe, Germany and the United Kingdom, in the second quarter of 2006 compared to the second quarter of 2005.

For the first six months of 2006, European industry vehicle unit sales increased 3.7% over 2005, while GME sales were essentially flat, up 2 thousand units over 2005. This resulted in a decline in GME’s first half market share, to 9.3%, down 0.4 percentage point from 2005.

GME recorded a net loss of $58 million in the second quarter of 2006, compared to a net loss of $96 million in the second quarter of 2005. The improved results were affected in part by the following factors:

•	Restructuring charges for separation and contract cancellation charges totaling $88 million, after tax, were recognized. The charge in the second quarter of 2006 relates to the restructuring plan announced in the fourth quarter of 2004 as well as to the closure of GM’s Portugal assembly plant and to the reduction of one shift at the Ellesmere Port plant in the U.K. These items are further discussed in Note 13, Impairments, Restructuring and Other Initiatives.

•	Product-specific asset impairment charge of $37 million, after tax, was recorded in the second quarter of 2006.

•	Asset impairment charge of $57 million, after tax, in connection with the announced closure of GM’s Portugal assembly plant was recorded in the second quarter of 2006. The plant is scheduled to close in December 2006.

•	Results for the second quarter of 2005 included an after-tax restructuring charge of $126 million related to separations and to costs incurred in dissolving GM’s Powertrain and Fiat S.p.A (Fiat) joint ventures.

•	Material cost reductions as well as favorable pricing of approximately $100 million improvement.

For the first six months of 2006, GME incurred a net loss of $10 million, representing a significant improvement from the loss of $610 million for the first half of 2005. Factors affecting results included:

•	Total restructuring and impairment charges for the first six months of 2006 of $222 million, after tax. The second quarter charge of $182 million consists of the charges for separations, contract cancellations and asset impairments discussed above. The first quarter 2006 charge of $40 million, after tax, primarily relates to the restructuring plan announced in the fourth quarter of 2004, discussed further above. Total restructuring charges for the first half of 2005 were $548 million, after tax. These charges were related mainly to the restructuring plan announced in the fourth quarter of 2004 and covered about 6,250 people for the six-month period. The charge in the second quarter of 2005 also included costs related to the dissolution of the Powertrain joint ventures with Fiat.

•	For the first half of 2006 material cost reductions and favorable structural cost performance improved, contributing approximately $200 million compared to the first half of 2005.

Effective January 1, 2006, four powertrain entities were transferred from GMNA to GME for management reporting. Accordingly, second quarter 2005 amounts have been revised for comparability by reclassifying $127 million of revenue and $16 million of net income from GMNA to GME. Year to date 2005 amounts have been revised by reclassifying $278 million of revenue and $49 million of net income from GMNA to GME.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results — (continued)

GM Latin America/Africa/Mid-East

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)

Total net sales and revenues	$3,820	$2,935	$6,960	$5,234
GMLAAM net income	$140	$25	$169	$56
GMLAAM net margin	3.7%	0.9%	2.4%	1.1%
	(Volume in thousands)
Production volume	207	195	401	380
Vehicle unit sales
Industry	1,401	1,285	2,766	2,473
GM as a percentage of industry	17.5%	17.6%	17.2%	16.5%
GM market share — Brazil	21.6%	21.9%	21.5%	20.6%

Industry vehicle unit sales in the GMLAAM region increased 9% in the second quarter of 2006, to 1.401 million units, compared to the second quarter of 2005. GMLAAM’s vehicle unit sales increased by 8.4%, resulting in a slight decrease in market share to 17.5% in the second quarter of 2006. The market share loss was primarily the result of a 0.3 percentage point decrease in Brazil as well as 1.1 percentage points decrease in Argentina market share, both of which had increases in sales but experienced strong local industry growth.

In the first six months of 2006, the region’s industry grew by almost 12%, while GMLAAM’s vehicle unit sales increased more than 16%, driving a 0.7 percentage point increase in GMLAAM’s market share over 2005, to 17.2%.

GMLAAM had net income of $140 million in the second quarter of 2006, compared to net income of $25 million in the second quarter of 2005. Favorable pricing contributed approximately $130 million of the improvement, and higher production volumes and improved product mix contributed approximately $80 million. This performance was partially offset by unfavorable currency movement and other factors of approximately $95 million.

Second quarter results for 2006 also included a $15 million charge for restructuring while the first quarter of 2006 results include a restructuring charge of $27 million. Both restructuring charges relate to the costs of voluntary employee separations at GM do Brasil.

For the first six months of 2006, GMLAAM earned $169 million compared to $56 million for the first six months of 2005.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results — (continued)

GM Asia Pacific

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)

Total net sales and revenues	$4,091	$1,922	$8,024	$3,616
GMAP net income	$379	$(605)	$832	$(535)
GMAP net margin	9.3%	(31.5)%	10.4%	(14.8)%
	(Volume in thousands)
Production volume	489	398	961	733
Vehicle unit sales
Industry	4,693	4,526	9,840	9,180
GM as a percentage of industry	6.7%	6.2%	6.5%	5.6%
GM market share — Australia	14.7%	17.9%	15.6%	18.2%
GM market share — China	12.0%	11.3%	12.5%	10.8%

Industry vehicle unit sales in the Asia Pacific region increased by nearly 4%, to 4.7 million units, in the second quarter of 2006 compared to the second quarter of 2005, by significant gains in China. GMAP increased its vehicle unit sales in this region by approximately 33 thousand units, or almost 12%, in the second quarter of 2006, primarily due to a nearly 26% increase in China. GMAP sales volume includes Wuling sales in China. GMAP’s second quarter of 2006 market share increased to 6.7%, from 6.2% in the second quarter of 2005. In China, GMAP increased its market share to 12.0%, up from 11.3% in the second quarter of 2005.

In the first six months of 2006, industry vehicle unit sales in the region increased 660 thousand units, or more than 7%, to 9.8 million, from the same period of 2005. GMAP’s sales increased by 124 thousand units, or 24%, to 637 thousand from the same period in 2005. GMAP’s sales growth was primarily due to the increase in China, where sales were up 47% and market share grew 1.7 percentage points to 12.5% for the first half of 2006. Overall in the region, GMAP’s market share increased 0.9 percentage point, to 6.5%, in the period.

Net income from GMAP was $379 million in the second quarter of 2006 compared to a net loss of $605 million in 2005. The increase in GMAP’s 2006 net income was primarily due to the following factors:

•	An after-tax gain of $212 million, from the sale of approximately 90 million shares of Isuzu stock in the second quarter of 2006, as discussed above.

•	A loss of $788 million, recognized in the second quarter of 2005, from the write-down to fair market value of GM’s investment in approximately 20% of the common stock of Fuji Heavy Industries (FHI).

For the first six months of 2006, GMAP earned net income of $832 million, compared to a net loss of $535 million for the first half of 2005. In addition to the second quarter items noted above, the following contributed to the improved performance in 2006:

•	An after-tax gain of $372 million from the sale of approximately 85% of GM’s investment in Suzuki, discussed above.

•	Improved results at GM Daewoo and GM’s joint ventures in China, partially offset by unfavorable results at Holden and Thailand.

GMAP results reflect the consolidation of GM Daewoo beginning on June 30, 2005.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)

Other:
Total net sales, revenues, and eliminations	$(331)	$(267)	$(636)	$(292)
Net income (loss)	$(108)	$18	$(328)	$186

Other Operations reflect a net loss of $108 million in the second quarter of 2006 as compared to net income of $18 million for the comparable period in 2005. Second quarter of 2005 results included tax benefits that contributed $389 million. Other Operations also include after-tax legacy costs of $114 million and $129 million for the second quarters of 2006 and 2005, respectively, related to employee benefit costs of divested businesses, primarily Delphi, for which GM has retained responsibility.

For the first half of 2006, Other Operations reflect a net loss of $328 million as compared to net income of $186 million in the same period of 2005. 2005 included tax benefits of $547 million. The results for the first half of 2006 also include an after-tax charge of $3 million related to curtailment charges with respect to U.S. salaried pension changes, while 2005 results include an $8 million after-tax charge related to early retirement and other separation programs for certain U.S. salaried employees. Other Operations also include after-tax legacy costs of $253 million and $241 million for the six months of 2006 and 2005, respectively.

GMAC Financial Review

GMAC earned a record $898 million in the second quarter of 2006, an increase of $82 million from second quarter 2005 earnings of $816 million. Gross revenues increased to $9.4 billion in the second quarter of 2006 from $8.3 billion in 2005. The increase in second quarter earnings was due to strong earnings at ResCap that more than offset lower earnings from Automotive Finance and Insurance. GMAC also provided a significant source of cash flow to GM through the payment of a $1.4 billion dividend in the second quarter of 2006. For the first six months of 2006, net income declined $9 million to $1.535 billion.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in millions)

Automotive financing operations	$251	$366	$510	$600
ResCap	547	300	745	622
Insurance operations	80	100	209	195
Other / eliminations	20	50	71	127

Net income	$898	$816	$1,535	$1,544

Results for Automotive Finance were $251 million in the second quarter of 2006, down $115 million from $366 million earned in the same period in the prior year. The decrease is due to a combination of continued margin pressures, lower remarketing results in the U.S. and Canada and higher consumer credit provisions, slightly offset by certain favorable non-U.S. tax rate changes and increases in investment income. The lower second quarter 2006 results compared to 2005 more than offset increased first quarter income, resulting in a decline of $90 million for the first six months of 2006, compared to 2005.

ResCap earnings were $547 million in the second quarter of 2006, up $247 million from $300 million earned in 2005. The increase in earnings was due primarily to a $259 million gain on sale of GMAC’s equity investment in a regional homebuilder. Absent the effect of the equity sale, ResCap earnings declined slightly in comparison to the same period last year. For the first six months of 2006, ResCap’s net income increased $123 million over 2005, to $745 million. The decline in income excluding the gain noted above was due primarily to lower net margins

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC Financial Review — (continued)

resulting from both pricing pressures and higher funding costs, despite increased revenues from higher asset levels. Mortgage originations were $47.0 billion and $88.6 billion for the second quarter and first six months of 2006, respectively, compared to $42.6 billion and $79.0 billion in the 2005 periods.

GMAC’s Insurance operations earned $80 million in the second quarter of 2006, down $20 million from earnings of $100 million in the second quarter of 2005, which was primarily due to a combination of lower capital gains and wholesale losses related to hail storms in the Midwest. Strong underwriting results and the acquisition of MEEMIC Insurance Co. in the first quarter of 2006 contributed to an increase in Insurance earnings of $14 million for the first six months of 2006, compared to the first half of 2005. In addition, GMAC Insurance maintained a strong investment portfolio with a market value of $7.7 billion at June 30, 2006, including after-tax net unrealized capital gains of $545 million.

In addition, second quarter 2006 earnings for GMAC’s Other segment, which includes the Commercial Finance business unit and GMAC’s equity investment in Capmark (formerly GMAC Commercial Mortgage) were $20 million, down $30 million from $50 million earned in the same period of 2005. For the first six months of 2006, Other segment income declined $56 million, to $71 million, from $127 million in 2005. In the first quarter of 2006, GMAC completed the sale of approximately 78% of Capmark. Cash proceeds from the sale were approximately $1.5 billion. At the closing, Capmark also repaid to GMAC approximately $7.3 billion in intercompany loans, bringing the total cash from the sale to $8.8 billion.

GMAC continues to maintain adequate liquidity with cash reserve balances at June 30, 2006 of $22.7 billion, comprised of $17.2 billion in cash and cash equivalents and $5.5 billion invested in marketable securities.

GM expects to close the GMAC transaction in the fourth quarter of 2006, but it is possible that delays in obtaining required approvals or in satisfying other required conditions could defer the closing until 2007. In addition to continuing to enable GMAC to support the sale of GM vehicles, the transaction is intended to support GMAC’s strategic goal of a stable investment grade rating and profitable growth.

GM North America Restructuring Plan — Update

Over the past year, one of our top priorities has been improving our business in North America, thus positioning GM for long-term success. GM has been systematically and aggressively implementing its turnaround plan for GMNA’s business to return the operations to profitability and positive cash flow as soon as possible. This plan is built on four elements:

•	Product Excellence

•	Revitalize Sales and Marketing Strategy

•	Accelerate Cost Reductions and Quality Improvements

•	Address Health Care Burden

The following update describes what we have done so far to achieve these elements:

Product Excellence

GM continues to focus significant attention on introducing new vehicles, such as the Chevy HHR, Saturn Sky, Pontiac G-6 convertible, GMC Yukon, Buick Lucerne, Saab 9-3 SportCombi, Hummer H3, and the Cadillac DTS, and in 2006 we anticipate that approximately 30% of GMNA’s sales volume will come from recently launched cars and trucks, increasing to approximately 40% in 2007. In support of new car and truck programs, GM anticipates total capital spending on product development in 2006 of $8.7 billion, of which $5.7 billion will be devoted to GMNA. GMNA is also allocating capital and engineering to support more fuel-efficient vehicles, including hybrid vehicles in the United States, and is increasing production of active fuel management engines and six-speed transmissions. In addition, GM is undertaking a major initiative in alternate fuels through sustainable technologies

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

  GM North America Restructuring Plan — Update — (continued)

such as ethanol/gasoline blended (E85) FlexFuel vehicles. In fact, GM has 1.9 million E85 vehicles on the road today, with plans to build over two million more in the next five years. GM is also adding five more E85-capable models to our lineup for 2007, raising GM’s total flex-fuel offerings to 14 vehicles.

Revitalize Sales and Marketing Strategy

GM is pursuing a revised sales and marketing strategy by focusing on clearly differentiating our brands, optimizing our distribution network, growing in key metropolitan markets, and re-focusing our marketing efforts on the strength and value of our products.

In this regard, in January 2006 GM significantly lowered manufacturer’s suggested retail prices on vehicles that account for about 80% of its 2006 model year automotive sales volume. GM’s promotion strategy now emphasizes its brands and vehicles, rather than price incentives. In addition, GM has increased advertising in support of new products and specific marketing initiatives to improve GM’s sales performance in certain metropolitan markets. Since introducing this fundamental shift in sales and marketing, GM has experienced an increase in average sales price per vehicle.

Accelerate Cost Reductions and Quality Improvements

Following our November 2005 announcement of our strategy to reduce structural costs in the manufacturing area, GM has introduced a variety of initiatives to accomplish that strategy.

In November 2005, GM announced the cessation of operations at 12 manufacturing facilities by 2008, and a reduction in manufacturing employment levels of approximately 30,000 employees by the end of 2008. GM now expects to reach the reduced employment levels by January 1, 2007. To support the structural cost initiatives further, on March 22, 2006 GM, the UAW and Delphi announced they had entered into the UAW Attrition Agreement designed to reduce the number of hourly employees of GM and of the Delphi through a special attrition program in which approximately 34,400 employees will participate. See the “GM-UAW-Delphi Special Attrition Program Agreement” section for a further description of the UAW Attrition Agreement. GM believes these actions collectively will reduce our excess capacity by one million units, in addition to the one million unit capacity we eliminated between 2002 and 2005, and by reducing structural costs to assist in closing the cost gap with other vehicle manufacturers. To achieve further cost reductions, GM’s management is putting a high priority on negotiating a more competitive collective bargaining agreement with the UAW in 2007.

In the first quarter of 2006, GM announced plans to substantially alter pension benefits for current U.S. salaried employees by freezing accrued benefits in the current plan and implementing a new benefit structure for future accruals, which will include a reduced defined benefit plan for some salaried employees and a new defined contribution plan for the other salaried employees. These pension plan changes will not affect retirees or surviving spouses who are currently drawing benefits from the Salaried Retirement Program.

In addition to the structural cost reductions, GMNA was also targeting a net reduction in material costs in 2006 of $1.0 billion, prior to factoring in the cost of government mandated product improvements. Reducing material costs remains a critical part of GMNA’s overall long-term cost reduction plans. Attainment of this target, however, has been challenged by higher commodity prices and troubled supplier situations. GMNA will continue its aggressive pursuit of material cost reduction via improvements in its global processes for product development, which will enable further part commonization and reuse among architectures, as well as through the continued use of the most competitive supply sources globally.

GMNA is also seeking cost efficiencies in most other areas of the business including engineering, advertising, salaried employments levels, and indirect material costs. Engineering will seek to reduce development costs through the use of common vehicle architectures that can be used on a global basis. Advertising will seek more efficient and focused spending in line with brand focus.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

  GM North America Restructuring Plan — Update — (concluded)

Address Health-Care Burden

In October 2005, we announced an agreement with the UAW that will reduce GM’s hourly retiree health-care obligations. GM will commence recognition of the benefit from the UAW Settlement Agreement in the third quarter of 2006. Refer to Note 12 for the financial impact of the UAW Settlement Agreement.

The UAW Settlement Agreement will remain in effect until at least September 2011, after which either GM or the UAW may cancel the agreement upon 90 days written notice. Similarly, GM’s contractual obligations to provide health care benefits to UAW hourly retirees extends to at least September 2011 and will continue thereafter until terminated by either GM or the UAW. As a result, the provisions of the UAW Settlement Agreement will continue in effect for the UAW retirees beyond the expiration in September 2007 of the current collective bargaining agreement between GM and the UAW.

On April 10, 2006, GM and the IUE-CWA also reached a tentative agreement to reduce health-care costs that is similar to the UAW Settlement Agreement. Court approval of the agreement, which was ratified by the IUE-CWA membership on April 21, 2006, is expected during 2006, and GM will begin recognizing the benefits of the agreement 90 days after the approval date. The savings achieved under the IUE-CWA agreement, while not significant, will contribute to the reduction of OPEB liabilities and annual employee health-care expenses in the next year.

GM is also increasing the U.S. salaried workforce’s participation in the cost of health care. On February 7, 2006, GM announced that beginning January 1, 2007, it will cap its contributions to salaried retiree health care at the level of its 2006 expenditures. This change affects employees and retirees who are eligible for the salaried postretirement health-care benefit, their surviving spouses, and their eligible dependents. Salaried employees who were hired after January 1, 1993, are not eligible for retiree health-care benefits, so they are not affected by these changes. After 2006, when average costs exceed established limits, additional plan changes that affect cost-sharing features of program coverage will occur, effective with the start of the next calendar year. Program changes may include, but are not limited to, higher monthly contributions, deductibles, coinsurance, out-of-pocket maximums, and prescription drug payments. Plan changes may be implemented in medical, dental, vision, and prescription drug plans.

General

Based on the cost savings initiatives described above, GMNA is increasing its target for reduction of structural costs from the amount previously stated in GM’s 2005 Annual Report on Form 10-K by $2 billion to $9 billion on a running rate basis by the end of 2006. Running rate basis refers to the average annualized cost savings into the foreseeable future anticipated to result from cost savings actions when fully implemented. GM expects $6 billion of the structural cost reduction to be realized during 2006, exceeding the $4 billion of structural cost reductions previously estimated for calendar year 2006 in GM’s 2005 Annual Report on Form 10-K. This improvement is due to the Attrition Program, including the effect of the pension remeasurement, and a reduction by $1 billion in previously-expected charges associated with the UAW healthcare settlement agreement in the first quarter of 2006, partially offset by an increase in the prior service cost amortization component of OPEB expense related to the $1 billion and future contributions associated with the independent VEBA established under the UAW health care settlement agreement. The expected total annual cash savings from structural cost reductions remains $5 billion.

Delphi Bankruptcy

On October 8, 2005, Delphi filed a petition for Chapter 11 proceedings under the United States Bankruptcy Code for itself and many of its U.S. subsidiaries. Delphi is GM’s largest supplier of automotive systems, components and parts, and GM is Delphi’s largest customer.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

  Delphi Bankruptcy — (continued)

GM has worked and will continue to work constructively in the court proceedings with Delphi, Delphi’s unions, and other participants in Delphi’s restructuring process. GM’s goal is to pursue outcomes that are in the best interests of GM and its stockholders, and that enable Delphi to continue as an important supplier to GM.

Delphi continues to assure GM that it expects no disruption in its ability to supply GM with the systems, components and parts it needs as Delphi pursues a restructuring plan under the Chapter 11 process. Although the challenges faced by Delphi during its restructuring process could create operating and financial risks for GM that process is also expected to present opportunities for GM. These opportunities include reducing, over the long term, the significant cost penalty GM incurs in obtaining parts from Delphi, as well as improving the quality of systems, components and parts GM procures from Delphi as a result of the restructuring of Delphi through the Chapter 11 process. However, there can be no assurance that GM will be able to realize any benefits.

Delphi filed, on March 31, 2006, motions under the U.S. Bankruptcy Code seeking authority to reject its U.S. labor agreements and modify retiree welfare benefits. The unions and certain other parties have filed objections to these motions. Hearings on these motions were adjourned until August 11, 2006, to allow Delphi, its unions, and GM additional time to focus on reaching comprehensive consensual agreements. While Delphi has indicated to us that it expects no disruptions in its ability to continue supplying us with the systems, components, and parts we need as Delphi pursues its bankruptcy restructuring plan, labor disruptions at Delphi resulting from Delphi’s pursuit of a restructuring plan could seriously disrupt our North American operations, prevent us from executing our GMNA turnaround initiatives, and materially adversely impact our business. Accordingly, resolution of the Delphi related issues remains a critical near term priority.

On March 31, 2006, Delphi also filed a motion under the U.S. Bankruptcy Code seeking authority to reject certain supply contracts with GM. A hearing on this motion was adjourned by the court until after the hearings related to Delphi’s U.S. labor agreements and retiree welfare benefits are completed or otherwise resolved. Although Delphi has not rejected any GM contracts as of this time and has assured GM that it does not intend to disrupt production at GM assembly facilities, there is a risk that Delphi or one or more of its affiliates may reject or threaten to reject individual contracts with GM, either for the purpose of exiting specific lines of business or in an attempt to increase the price GM pays for certain parts and components. As a result, GM might be materially adversely affected by disruption in the supply of automotive systems, components and parts that could force the suspension of production at GM assembly facilities.

Various financial obligations Delphi has to GM as of the date of Delphi’s Chapter 11 filing, including the $739 million payable for amounts that Delphi owed to GM relating to Delphi employees who were formerly GM employees and subsequently transferred back to GM as job openings became available to them under certain employee “flowback” arrangements, may be subject to compromise in the bankruptcy proceedings, which may result in GM receiving payment of only a portion, if any, of the face amount owed by Delphi.

GM is seeking to minimize this risk by protecting our right of setoff against the $1.15 billion we owed to Delphi as of the date of its Chapter 11 filing. A procedure for determining setoff claims has been put in place by the bankruptcy court. However, the extent to which these obligations are covered by our right to setoff may be subject to dispute by Delphi, the creditors committee, or Delphi’s other creditors, and limitation by the court. GM cannot provide any assurance that it will be able to fully or partially setoff such amounts. However, to date setoffs of approximately $53.6 million have been agreed to by Delphi and taken by GM. Although GM believes that it is probable that it will be able to collect all of the amounts due from Delphi, the financial impact of a substantial compromise of our right of setoff, however, could have a material adverse impact on our financial position. In addition, the basis, amounts, and priority of any claims against Delphi that GM currently has or may have in the future may be challenged by other parties in interest in Delphi’s bankruptcy proceeding. The scope and results of such challenges cannot be predicted with certainty.

In connection with GM’s spin-off of Delphi in 1999, GM entered into separate agreements with the UAW, the IUE-CWA and the United Steel Workers. In each of these three agreements (Benefit Guarantee Agreement(s)), GM

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

  Delphi Bankruptcy — (continued)

provided contingent benefit guarantees to make payments for limited pension and OPEB expenses to certain former GM U.S. hourly employees who transferred to Delphi as part of the spin-off and meet the eligibility requirements for such payments (Covered Employees).

Each Benefit Guarantee Agreement contains separate benefit guarantees relating to pension, postretirement health care and life insurance benefits. These limited benefit guarantees each have separate triggering events that initiate potential GM liability if Delphi fails to provide the corresponding benefit at the required level. Therefore, it is possible that GM could incur liability under one of the guarantees (e.g., pension) without triggering the other guarantees (e.g., postretirement health care or life insurance). In addition, with respect to pension benefits, GM’s obligation under the pension benefit guarantees only arises to the extent that the combination of pension benefits provided by Delphi and the Pension Benefit Guaranty Corporation (PBGC) falls short of the amounts GM has guaranteed.

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

As part of GM’s health-care agreement negotiations with the UAW, GM provided former GM employees who became Delphi employees the potential to earn up to seven years of credited service for purposes of eligibility for certain health-care benefits under the GM/UAW Benefit Guarantee Agreement.

As discussed above, GM together with Delphi and the UAW announced on March 22, 2006 that they had entered into the UAW Attrition Agreement which is intended to reduce the number of U.S. hourly employees at GM and Delphi through the Agreement. When originally executed, Delphi’s participation in the UAW Attrition Agreement was subject to approval by the Bankruptcy Court, which has jurisdiction over Delphi’s Chapter 11 proceedings. On April 7, 2006, the Bankruptcy Court declared in a hearing that Delphi’s participation in the UAW Attrition Agreement was approved. The UAW Attrition Agreement provides for a combination of early retirement programs and other incentives designed to help reduce employment levels at both GM and Delphi.

In the UAW Attrition Agreement, GM has agreed to assume certain costs regarding UAW-represented Delphi employees. Specifically, GM agreed to (1) pay lump sums of $35,000 to certain employees who participate in the UAW Attrition Agreement; (2) allow Delphi employees who agree to retire under the UAW Attrition Agreement to flowback to GM for purposes of retirement whereby GM will assume all OPEB obligations to such retiree; (3) subsidize, for an interim period of time, health care and life insurance coverage for Delphi employees participating in a special voluntary pre-retirement program if Delphi reduces or eliminates its health care and/or life insurance coverage provided to active UAW employees; and (4) accept 5,000 active flowback employees, and as a

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

  Delphi Bankruptcy — (continued)

result after they flow back, pay such employee’s wages and benefits and incur pension and OPEB obligations for such employees. The UAW Attrition Agreement provides that for such costs, other than the $35,000 lump sum payment, GM will have a prepetition, general unsecured claim assertable against the bankruptcy estate of Delphi under certain existing agreements. This claim is subject to the rights of parties in interest to object to allowance on any grounds other than the claim did not arise under the terms of the pre-existing contractual agreements between GM and Delphi. GM believes that the UAW Attrition Agreement will enhance the prospects for GM, the UAW and Delphi to reach a broad-based consensual resolution of issues relating to the Delphi restructuring, but significant obstacles remain. As of June 30, 2006 approximately 12,500 Delphi employees had elected one of the retirement options available under the UAW Attrition Agreement.

On June 29, 2006 the Bankruptcy Court approved a motion by Delphi to offer similar attrition packages and a buyout program to approximately 8,500 hourly employees represented by the IUE-CWA and a buyout program to hourly employees represented by the UAW, many of whom were not eligible for the earlier offer. GM and Delphi will share the cost of these programs. GM will have an allowed prepetition, general unsecured claim against the estate of Delphi for payments that it makes under the buyout program and a prepetition, general unsecured claim for costs, other than the $35,000 lump-sum payment, incurred in the IUE-CWA attrition program assertable against the estate of Delphi under certain existing agreements. This claim is subject to the rights of parties in interest to object to allowance on any grounds other than that the claim did not arise under the terms of the pre-existing contractual agreements between GM and Delphi. In addition, the basis, amounts, and priority of any claims against Delphi that GM currently has or may have in the future may be challenged by other parties in interest in Delphi’s bankruptcy proceeding. The scope and results of such challenges cannot be predicted with certainty. The estimated cost to GM of these programs is comprehended in the pretax charge of $5.5 billion recorded by GM in the fourth quarter of 2005 related to GM’s contingent exposure related to Delphi’s bankruptcy filing.

GM believes that it is probable that it has incurred a contingent liability due to Delphi’s Chapter 11 filing. GM believes that the range of the contingent exposures is between $5.5 billion and $12 billion, with amounts near the low end of the range considered more possible than amounts near the high end of the range. GM established a reserve of $5.5 billion ($3.6 billion after tax) for this contingent liability in the fourth quarter of 2005 and has made no adjustments to that reserve balance as of June 30, 2006. These views reflect GM’s current assessment that it is unlikely that a Chapter 11 process will result in both a termination of Delphi’s pension plan and complete elimination of its OPEB plans. The amount of this charge may change, depending on the result of discussions among GM, Delphi, and Delphi’s unions, and other factors. GM is currently unable to estimate the amount of additional charges, if any, which may arise from Delphi’s Chapter 11 filing. A consensual agreement to resolve the Delphi matter may cause GM to incur additional costs in exchange for benefits that would accrue to GM over time.

With respect to the possible cash flow effect on GM related to its ability to make either pension or OPEB payments, if any are required under the benefit guarantees, GM would expect to make such payments from ongoing operating cash flow and financings. Such payments, if any, are not expected to have a material effect on GM’s cash flows in the short-term. However, if payable, these payments would be likely to increase over time, and could have a material effect on GM’s liquidity in coming years. (For reference, Delphi’s 2005 Form 10-K reported that its total cash outlay for benefits for 2005 was $231 million, which included $182 million for both hourly and salaried retirees, the latter of whom are not covered under the benefit guarantees, plus $54 million in payments to GM for certain former Delphi hourly employees who flowed back to retire from GM, net of $5 million of payments from GM related to employees who flowed from GM to Delphi after the Delphi spin-off). If benefits to Delphi’s U.S. hourly employees under Delphi’s pension plan are reduced or terminated, the resulting effect on GM cash flows in future years due to the Benefit Guarantee Agreements is currently not reasonably estimable.

Investigations

As previously reported, GM has been cooperating with the government in connection with a number of investigations.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

  Investigations  (concluded)

The SEC has issued subpoenas to GM in connection with various matters involving GM that it has under investigation. These matters include GM’s financial reporting concerning pension and OPEB, certain transactions between GM and Delphi, supplier price reductions or credits, and any obligation GM may have to fund pension and OPEB costs in connection with Delphi’s proceedings under Chapter 11 of the U.S. Bankruptcy Code. In addition, the SEC has issued a subpoena in connection with an investigation of our transactions in precious metal raw materials used in our automotive manufacturing operations, and a federal grand jury issued a subpoena in connection with supplier credits.

Separately, SEC and federal grand jury subpoenas have been served on GMAC entities in connection with industry wide investigations into practices in the insurance industry relating to loss mitigation insurance products such as finite risk insurance.

Liquidity and Capital Resources

Investors or potential investors in GM and GMAC securities consider cash flows of each reportable operating segment as a relevant measure in the analysis of GM’s and GMAC’s various securities that trade in public markets. Accordingly, GM provides supplemental condensed reportable operating segment statements of cash flows to aid users of GM’s consolidated financial statements in the analysis of performance and liquidity and capital resources.

This information reconciles to the Condensed Consolidated Statements of Cash Flows after the elimination of “Net investing activity with Financing and Insurance Operations” and “Net financing activity with Automotive and Other” line items shown in the table below. Following are such statements for the six months ended June 30, 2006 and 2005:

	Automotive and Other		Financing and Insurance
	Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions)

Net cash provided by (used in) operating activities	$5,468	$(2,138)	$(7,457)	$357
Cash flows from investing activities
Expenditures for property	(3,139)	(2,813)	(135)	(131)
Investments in marketable securities — acquisitions	(62)	(271)	(11,518)	(10,559)
Investments in marketable securities — liquidations	1,663	3,137	10,246	7,132
Net change in mortgage servicing rights	—	—	(55)	(185)
Increase (decrease) in finance receivables	—	—	(169)	(2,569)
Proceeds from sales of finance receivables	—	—	15,213	17,692
Proceeds from the sale of business units/equity investments	1,968	—	8,550	—
Operating leases — acquisitions	—	—	(9,135)	(8,378)
Operating leases — liquidations	—	—	3,411	3,258
Net investing activity with Financing and Insurance Operations	1,411	1,000	—	—
Investments in companies, net of cash acquired	(21)	1,355	(324)	—
Other	(1,035)	(591)	(580)	(1,550)

Net cash provided by (used in) investing activities	785	1,817	15,504	4,710

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources — (concluded)

	Automotive and Other		Financing and Insurance
	Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions)

Cash flows from financing activities
Net increase (decrease) in loans payable	(332)	46	(6,853)	(8,457)
Long-term debt — borrowings	425	25	42,226	30,415
Long-term debt — repayments	(379)	(20)	(43,205)	(32,124)
Net financing activity with Automotive & Other	—	—	(1,411)	(1,000)
Cash dividends paid to stockholders	(283)	(570)	—	—
Other	—	—	1,918	3,619

Net cash provided by (used in) financing activities	(569)	(519)	(7,325)	(7,547)
Effect of exchange rate changes on cash and cash equivalents	73	(283)	98	(129)
Net transactions with Automotive/Financing Operations	(947)	420	947	(420)

Net increase (decrease) in cash and cash equivalents	4,810	(703)	1,767	(3,029)
Cash and cash equivalents reclassified to assets held for sale	—	—	(14,458)	—
Cash and cash equivalents at beginning of the period	15,187	13,148	15,539	22,845

Cash and cash equivalents at end of the period	$19,997	$12,445	$2,848	$19,816

Automotive and Other Operations

Available Liquidity

GM believes it has sufficient liquidity and financial flexibility to meet its capital requirements over the short and medium-term under reasonably foreseeable circumstances. Over the long term, GM believes its ability to meet its capital requirements will primarily depend on the execution of its turnaround plan and the return of its North American operations to profitability and positive cash flow. GM Auto & Other’s available liquidity includes its cash balances, marketable securities and readily-available assets of its VEBA trusts. At June 30, 2006, GM Auto & Other’s available liquidity was $22.9 billion compared with $21.6 billion at March 31, 2006, $20.4 billion at December 31, 2005 and $20.2 billion at June 30, 2005. The amount of GM’s consolidated cash and marketable securities is subject to intra-month and seasonal fluctuations, with a significant portion of GM’s trade accounts payable due shortly after the beginning of each month, and such amounts include balances held by various GM business units and subsidiaries worldwide that are needed to fund their operations.

	June 30, 2006	Dec. 31, 2005	June 30, 2005
	(Dollars in billions)

Cash and cash equivalents	$20.0	$15.2	$12.4
Other marketable securities	0.1	1.4	3.6
Readily-available assets of VEBA trusts	2.8	3.8	4.2

Available Liquidity	$22.9	$20.4	$20.2

In addition to the $2.8 billion of readily-available GM VEBA trust assets included in available liquidity, GM expects to have access to additional VEBA trust assets over time to fund its future OPEB plan costs. These additional VEBA trust assets, which are not currently available, totaled approximately $15.6 billion as of June 30, 2006, making the total VEBA trust assets $18.4 billion as of June 30, 2006. At December 31, 2005, the total VEBA trust assets were $19.1 billion, $3.8 billion of which was readily-available and $15.3 billion of which was not readily-available. GM did not withdraw any funds from its VEBA trusts during the second quarter of 2006. The decline in the VEBA balances since December 31, 2005 was primarily driven by a $2 billion withdrawal in the first quarter of 2006, partially offset by asset returns over the six month period. Since June 30, 2006, GM has withdrawn

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive and Other Operations — (continued)

  Available Liquidity — (continued)

$2 billion of funds from the VEBA trusts to reimburse GM payments for hourly retiree health care and life insurance.

As an additional source of available liquidity, GM negotiated a $4.63 billion amended and restated credit agreement with a syndicate of banks restating and amending the $5.6 billion unsecured line of credit on July 20, 2006. This agreement provides additional available liquidity that GM anticipates to draw on from time to time to fund working capital and other needs. The facility is comprised of a $4.48 billion secured line of credit that terminates in July 2011 and a $0.15 billion unsecured line of credit that terminates in June 2008. Under the $4.48 billion secured facility, borrowings are limited to an amount based on the value of the underlying collateral, which consists of certain North American accounts receivable and inventory of General Motors Corporation, Saturn Corporation, and General Motors of Canada, Limited, certain plants, property and equipment of General Motors of Canada, Limited, and a pledge of 65% of the stock of the holding company for GM’s indirect subsidiary GM de Mexico. In addition to the $4.48 billion secured line of credit, the collateral also secures certain lines of credit, automatic clearinghouse and overdraft arrangements and letters of credit provided by the same secured lenders totaling approximately $1.5 billion. At GM’s current credit ratings, all-in cost of borrowings from the secured line of credit will be LIBOR (London InterBank Offered Rate) plus 225 basis points, while all-in costs of borrowings from the unsecured line of credit will be LIBOR plus 200 basis points. In addition, secured lenders received a consent fee of 40 basis points. In the event of certain work stoppages, the secured facility would be temporarily reduced to $3.5 billion. This amended and restated credit agreement removed the uncertainty previously reported as to whether the bank syndicate would be required to honor a borrowing request.

GM also has an additional $0.3 billion in undrawn committed facilities with various maturities and undrawn uncommitted lines of credit of $0.5 billion. In addition, GM’s consolidated affiliates with non-GM minority shareholders, primarily GM Daewoo, have a combined $1.5 billion in undrawn committed facilities.

GM had previously reported its belief that issues may arise from its restatement of its prior financial statements under various financing agreements, which consist principally of obligations in connection with sale/leaseback transactions and other lease obligations (but not GM’s public debt indentures) to which GM is party. In March 2006, GM evaluated the effect of its restatement under these agreements, including its legal rights (such as its ability to cure) with respect to any claims that could be asserted. While noting that the amounts that might be subject to possible claims of acceleration, termination or other remedies under some or all of these agreements were uncertain, GM stated in its 2005 Annual Report on Form 10-K that such amounts would likely not exceed approximately $3 billion. Based on further analysis of the underlying portfolio, GM subsequently reduced that amount to $2 billion based on further analysis of the underlying portfolio in its Quarterly Report on Form 10-Q for the first quarter of 2006. Following these disclosures, GM received a small number of inquiries from parties to some of these agreements, but has not received any claims under these agreements resulting from the restatements, and is not aware of any indication that any party plans to make a claim. GM believes that it has sufficient liquidity over the short and medium term, regardless of the resolution of these matters.

On April 3, 2006, GM announced that it had entered into a definitive agreement to sell a controlling interest in GMAC to a consortium of investors, FIM Holdings. The transaction is subject to a number of U.S., international and other approvals. The total value of cash proceeds and distributions to GM before it purchases preferred limited liability company interests of GMAC and repays any intercompany unsecured obligations will be approximately $14 billion in cash from this transaction over three years, comprised of the $7.4 billion purchase price, $4 billion of retained assets and a $2.7 billion cash dividend. From the proceeds GM will invest $1.4 billion of cash in new preferred limited liability company interests of GMAC.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive and Other Operations — (concluded)

  Available Liquidity — (concluded)

Cash Flow

The $2.5 billion increase in available liquidity to $22.9 billion at June 30, 2006 from $20.4 billion at December 31, 2005 was primarily the result of Auto & Other’s positive operating cash flow and cash proceeds from asset sales, partially offset by the significant capital expenditures required to support the business.

The charge of $3.7 billion (after tax) recognized in the second quarter as a result of the UAW Attrition Agreement includes $1.4 billion (after tax) for cash payments to employees, the majority expected to be paid in 2006, with the remainder spread over the next three years. These payments will be funded using cash flow from operations. The remaining $2.3 billion of the charge is “non-cash” and consequently will have no cash flow impact.

For the six months ending on June 30, 2006, Auto & Other’s operating cash flow was $5.5 billion compared with a negative $2.1 billion for the same period in the prior year.

Auto & Other’s investing cash flows for the six months ending on June 30, 2006 consisted primarily of capital expenditures (a use of investing cash flow) of $3.1 billion, compared with $2.8 billion in the same period in the prior year, and liquidation of marketable securities (a source of investing cash flow) of $1.7 billion, compared to $3.1 billion in the same period in the prior year and dividends received from GMAC (a source of investing cash flow) of $1.4 billion compared with $1.0 billion in the same period in the prior year. In April 2006, GM sold its interests in Suzuki and Isuzu common stock for approximately $2.3 billion in cash (of which $1.7 billion is included in the liquidation of marketable securities), positively impacting investing cash flow by the same amount. Capital expenditures were incurred primarily for real estate, plants, equipment, machinery and tooling to support new products and powertrain investments, as well as GM’s existing asset base.

Debt

GM Auto & Other’s total debt at June 30, 2006 was $32.5 billion, of which $1.2 billion was classified as short-term and $31.3 billion was classified as long-term. At December 31, 2005, total debt was $32.5 billion, of which $1.5 billion was short-term and $31.0 billion was long-term, and at June 30, 2005, total debt was $32.6 billion, of which $1.6 billion was short-term and $31.0 billion was long-term.

Separate from the $1.2 billion of short-term debt, near-term North American term debt maturities include up to approximately $1.2 billion in 2007, related to approximately $1.2 billion of convertible debentures that may be put to GM for cash settlement in March 2007, and approximately $1.3 billion of various term-debt maturities in 2008.

In order to provide financial flexibility to GM and its suppliers, GM maintains a trade payables program through GMAC Commercial Finance (GMACCF). Under the terms of the transaction to sell 51% of GMAC to FIM Holdings, GM will be permitted to continue administering the program through GMACCF so long as GM provides the funding of advance payments to suppliers under the program. As of May 1, 2006, GM commenced funding of the advance payments, and as a result, at June 30, 2006 there was no outstanding balance owed by GM to GMACCF under the program.

Net Liquidity

Net liquidity, calculated as cash, marketable securities, and $2.8 billion ($3.8 billion at December 31, 2005) of readily-available assets of the VEBA trust less the total of loans payable and long-term debt, was a negative $9.6 billion at June 30, 2006, compared with a negative $10.6 billion at March 31, 2006 and a negative $12.1 billion at December 31, 2005.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Financing and Insurance Operations

At June 30, 2006, GMAC’s consolidated assets totaled $308.4 billion, compared with $320.5 billion at December 31, 2005 and $310.0 billion at June 30, 2005. The decrease from December 31, 2005 was primarily attributable to the sale of approximately 78% of GMAC’s equity in Capmark in the first quarter of 2006.

GMAC’s total debt decreased to $246.6 billion at June 30, 2006, compared with $253.2 billion at December 31, 2005 and $250.9 billion at June 30, 2005. GMAC’s ratio of total debt to total stockholder’s equity at June 30, 2006 was 11.2:1, compared with 11.9:1 at December 31, 2005, and 11.1:1 at June 30, 2005. GMAC’s liquidity, as well as its ability to profit from ongoing activity, is in large part dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. Part of GMAC’s strategy in managing liquidity risk has been to develop diversified funding sources across a global investor base. As an important part of its overall funding and liquidity strategy, GMAC maintains substantial bank lines of credit. These bank lines of credit, which totaled $44.4 billion at June 30, 2006, provide “back-up” liquidity and represent additional funding sources, if required.

GMAC currently has a $3.2 billion syndicated line of credit committed through June 2007, $4.4 billion committed through June 2008, and committed and uncommitted lines of credit of $2.9 billion and $9.1 billion, respectively. In addition, at June 30, 2006, New Center Asset Trust (NCAT) and Mortgage Interest Networking Trust (MINT) had $18.3 billion and $3.0 billion in committed liquidity facilities, respectively. NCAT is a special purpose entity administered by GMAC for the purpose of funding assets as part of GMAC’s securitization funding programs. This entity funds the purchase of assets through the issuance of asset-backed commercial paper and represents an important source of liquidity to GMAC. At June 30, 2006, NCAT had commercial paper outstanding of $11.8 billion, which is not consolidated in the Corporation’s Consolidated Balance Sheet. In addition, GMAC has been able to diversify its unsecured funding through the formation of ResCap. ResCap, which was formed as the holding company of GMAC’s residential mortgage businesses, has a $3.5 billion syndicated line of credit consisting of a $1.75 billion syndicated term loan, a $0.9 billion syndicated line of credit committed through July 2008, and a $0.9 billion syndicated line of credit committed through July 2007. Finally, GMAC has $109.3 billion in committed secured funding facilities with third-parties, including commitments with third-party asset-backed commercial paper conduits, as well as forward flow sale agreements with third-parties and repurchase facilities. This includes five year commitments that GMAC entered into in 2005 with remaining capacity to sell up to $48 billion of retail automotive receivables to third party purchasers through 2010. The unused portion of these committed and uncommitted facilities totaled $67.5 billion at June 30, 2006.

Status of Debt Ratings

Standard & Poor’s, Moody’s, and Fitch currently rate GM’s and GMAC’s credit at non-investment grade. Dominion Bond Rating Services (DBRS) rates GM’s credit at non-investment grade and maintains an investment grade rating for GMAC. All major rating agencies rate ResCap at investment grade. The following table summarizes GM’s, GMAC’s and ResCap’s credit ratings as of July 31, 2006:

	Senior Unsecured Debt			Commercial Paper
Rating Agency	GM	GMAC	ResCap	GM	GMAC	ResCap
DBRS	B	BBB(Low)	BBB	R-3(Low)	R-2(Low)	R-2(Mid)
Fitch	B	BB	BBB-	Withdrawn	B	F3
Moody’s	Caa1	Ba1	Baa3	Not Prime	Not Prime	P3
S&P	B-	BB	BBB-	B-3	B-1	A-3

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Status of Debt Ratings — (continued)

Outlook
Rating Agency	GM	GMAC	ResCap

DBRS	Negative	Developing	Developing
Fitch	Rating Watch	Positive	Positive
Negative
Moody’s	Negative	Review for	Review for
		Possible	Possible
		Downgrade	Downgrade
S&P	Credit Watch	Developing	Developing
Negative

While GM experienced limited access to the capital markets in the second quarter of 2006 as a result of deterioration in its credit ratings, GM was able to utilize available liquidity to meet its capital requirements. Similarly, due to the downgrade of GMAC’s unsecured debt to non-investment grade, GMAC’s access to the unsecured capital markets was limited. GMAC was able to meet its capital requirements by accessing alternative funding sources, with a focus on secured funding and automotive whole loan sales.

Each of Moody’s, Fitch, Standard & Poor’s and DBRS downgraded GM’s unsecured debt.

On February 21, 2006, Moody’s downgraded GM’s senior unsecured debt to B2 with a negative outlook from B1 under review for a possible downgrade. On March 16, 2006, Moody’s placed the senior unsecured ratings of GM, GMAC and ResCap under review for a possible downgrade. At the same time, Moody’s changed the review status of ResCap’s short-term P-3 ratings to review for possible downgrade from direction uncertain. On March 29, 2006 Moody’s downgraded GM’s senior unsecured debt to B3 with a negative outlook leaving the ratings of GMAC and ResCap on review for possible downgrade. On May 5, 2006, Moody’s placed GM’s senior unsecured debt rating under review for a possible downgrade. GM’s corporate rating and the ratings of GMAC and ResCap were unaffected. On June 20, 2006, Moody’s assigned a B2 rating to GM’s secured credit facility, affirmed the company’s B3 corporate rating and lowered its unsecured credit rating to Caa1. The rating outlook is negative. Credit ratings of GMAC and ResCap were unaffected.

On March 1, 2006, Fitch downgraded GM’s senior unsecured rating from B+ to B. Following GM’s April 2, 2006 entry into a definitive agreement to sell 51% of its stake in GMAC, Fitch changed GMAC’s and ResCap’s rating-watch outlook from evolving to positive. On June 20, 2006, Fitch assigned a BB rating to GM’s secured credit facility. GM’s issuer rating remained unchanged at B, on Rating Watch Negative. Credit ratings of GMAC and ResCap were unaffected.

On March 29, 2006, Standard and Poor’s placed both GM’s long term B and short term B-3 corporate credit ratings on CreditWatch with negative implications. The ratings for GMAC and ResCap were affirmed as BB and BBB minus, respectively. Both GMAC and ResCap’s ratings were left on CreditWatch with developing implications. On June 20, 2006, Standard and Poor’s assigned a B+ credit rating on the proposed GM senior bank loan facility with a recovery rating of “1” signifying that lenders can expect full recovery of principal in the event of a payment default. At the same time, Standard & Poor’s affirmed the company’s B corporate credit rating and lowered the senior unsecured debt rating on GM to B- as a result of the proposed secured bank transaction. All ratings remain on credit watch with negative implications. The credit ratings of GMAC and ResCap were unaffected by the ratings actions.

On July 24, 2006 DBRS downgraded GM’s senior unsecured rating to B from B (high) and commercial paper rating to R-3 (low) from R-3 (middle) following the completion of the aforementioned secured credit transaction. The trend remained negative. Credit ratings of GMAC, ResCap and their related subsidiaries were unaffected.

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

Line of Credit Between GM and GMAC

GM has a $4 billion revolving line of credit from GMAC that expires in September 2006. This credit line is used for general operating and seasonal working capital purposes and to reduce external liquidity requirements, given the differences in the timing of GM’s and GMAC’s peak funding requirements. The line was not utilized in the second quarter of 2006 and at June 30, 2006, no amounts were outstanding on the revolving line of credit. In the second quarter of 2005, the maximum amount outstanding on this line was $1.4 billion. Interest is payable on amounts advanced under the arrangements based on market interest rates, adjusted to reflect the credit rating of GM or GMAC in its capacity as borrower.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Off-Balance Sheet Arrangements — (concluded)

Assets in off-balance sheet entities were as follows (dollars in millions):

	June 30,	Dec. 31,	June 30,
	2006	2005	2005

Automotive and Other Operations
Assets leased under operating leases	$2,298	$2,430	$2,455
Trade receivables sold(1)	713	708	1,090

Total	$3,011	$3,138	$3,545

Financing and Insurance Operations
Receivables sold or securitized:
— Mortgage loans	$95,687	$99,084	$90,309
— Retail finance receivables	7,151	6,014	7,675
— Wholesale finance receivables	21,624	21,421	21,396

Total	$124,462	$126,519	$119,380

(1)	In addition, trade receivables sold to GMAC were $590 million, $525 million and $590 million for the periods ended June 30, 2006, December 31, 2005, and June 30, 2005, respectively.

Book Value Per Share

Book value per share was determined based on the liquidation rights of the common stockholders. Book value per share of GM $1 2/3 par value common stock (Common Stock) was $20.58 at June 30, 2006, $25.81 at December 31, 2005, and $42.17 at June 30, 2005.

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

Dividends

Dividends may be paid on the Common Stock only when, as, and if declared by GM’s Board of Directors in its sole discretion out of amounts available for dividends under applicable law. At June 30, 2006, the amount of our capital surplus less accumulated deficit on a GAAP basis was approximately $14.4 billion. Under Delaware law, our board may declare dividends only to the extent of our statutory “surplus” (which is defined as total assets minus total liabilities, in each case at fair market value, minus statutory capital), or if there is no such surplus, out of our net profits for the then current and/or immediately preceding fiscal year.

GM’s policy is to distribute dividends on the Common Stock based on the outlook and indicated capital needs of the business. Cash dividends per share of the Common Stock were $2.00 in 2005, 2004, and 2003. At the February 6, 2006 meeting of the GM Board of Directors, the board approved the reduction of the quarterly dividend on the Common Stock from $0.50 per share to $0.25 per share, effective for the first quarter of 2006. On August 1, 2006, the GM Board declared a quarterly cash dividend of $0.25 per share on the Common Stock, payable September 9, 2006, to holders of record on August 11, 2006.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Employment And Payrolls

Worldwide employment for GM and its consolidated subsidiaries at June 30, (in thousands)	2006	2005

GMNA	167	177
GME(1)	63	58
GMLAAM	32	32
GMAP(2)	34	14
GMAC	31	34
Other	2	4

Total employees	329	319

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Worldwide payrolls — (in billions)	$5.4	$5.2	$10.7	$10.5

(1)	Approximately 7,000 employees were added in the fourth quarter of 2005 from a former powertrain joint venture with Fiat.

(2)	Approximately 13,000 employees were added as a result of the GM Daewoo consolidation in the third quarter of 2005.

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

Pension and Other Postretirement Employee Benefits (OPEB)

Pension and OPEB costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, health care cost trend rates, expected return on plan assets, mortality rates, retirement rates, and rate of compensation increase, discussed below:

•	Discount rates. Our discount rates are based on creating a hypothetical portfolio of high quality bonds (rated AA or higher by a recognized rating agency) for which the timing and amount of cash inflows approximates the estimated cash outflows of the defined benefit plan.

•	Health care cost trend rate. Our health-care cost trend rate is based on historical retiree cost data, near term health care outlook, including appropriate cost control measures implemented by GM, and industry benchmarks and surveys.

•	Expected return on plan assets. Our expected return on plan assets is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Critical Accounting Estimates — (continued)

individual asset classes, risk and correlations for each of the asset classes that comprise the fund’s asset mix, and recent and long-term historical performance.

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

GM remeasured its U.S. hourly pension plan as of April 30, 2006 as a result of the UAW Attrition Program and its U.S. salaried pension plan as of March 31, 2006 as a result of previously announced benefit modifications resulting in a reduction in the U.S. pension PBO by $3.9 billion. The weighted average discount rate used to determine the benefit obligation was 6.15%. This represents a 45 basis point increase from the 5.70% weighted average discount rate used at year-end 2005. The U.S. hourly plan remeasurement also included a change in retirement assumptions for the remaining active employees which resulted in an increase in the average remaining service life for the remaining active employees.

GM’s U.S. pre-tax SFAS No. 87 pension expense is estimated to decrease by approximately $1.2 billion from approximately $0.6 billion previously projected for 2006.

GM remeasured the U.S. salaried OPEB plans as of February 9, 2006 as a result of previously announced benefit modifications and its U.S. hourly OPEB plans as of March 31, 2006 as a result of the previously announced settlement agreement with the UAW related to reductions in hourly retiree health care. The remeasurements for U.S. salaried and hourly OPEB for health care benefit modifications reduced the U.S. OPEB accumulated postretirement benefit obligation (APBO) by $19.3 billion. The aggregate weighted average discount rate used to determine the benefit obligation was 5.95%.

GM also remeasured its U.S. hourly OPEB plans as of May 31, 2006 as a result of the UAW Attrition Program. This remeasurement will generate a change in the APBO beginning three months subsequent to the remeasurement date. As a result, the second quarter 2006 OPEB sensitivity below does not reflect any amount associated with this hourly plan remeasurement. The effect of the hourly retiree health care and UAW Attrition Program remeasurements will be reflected in U.S. OPEB expense in the third quarter of 2006.

The following information illustrates the sensitivity to a change in certain assumptions for U.S. pension plans. As of March 31, 2006 for the U.S. salaried plan, April 30, 2006 for the U.S. hourly plan, and December 31, 2005 for the other U.S. plans, the projected benefit obligation (PBO) for these pension plans was $85 billion and the minimum pension liability charged to equity with respect to these pension plans was $114 million, net of tax:

	Effect on 2006	Effect on
Change in Assumption	Pre-Tax Pension Expense	PBO

25 basis point decrease in discount rate	+$120 million	+$2.1 billion
25 basis point increase in discount rate	-$120 million	-$2.0 billion
25 basis point decrease in expected return on assets	+$230 million	—
25 basis point increase in expected return on assets	-$230 million	—

GM’s U.S. pension plans generally provide covered U.S. hourly employees with pension benefits of negotiated, flat dollar amounts for each year of credited service earned by an individual employee. Formulas providing for such stated amounts are contained in the prevailing labor contract. Consistent with GAAP, pre-tax

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Critical Accounting Estimates — (concluded)

pension expense and PBO do not comprehend any future benefit increases or decreases from one contract to the next. The current cycle for negotiating new labor contracts is every four years. There is no past practice of maintaining a consistent level of benefit increases or decreases from one contract to the next. However, the following data illustrates the sensitivity of pension expense and PBO to hypothetical assumed changes in future basic benefits. A 1% increase in the basic benefit for U.S. hourly employees would result in an $80 million increase in 2006 pre-tax pension expense and a $420 million increase in the April 30, 2006 U.S. hourly plan PBO. A 1% decrease in the same benefit would result in an $80 million decrease in 2006 pre-tax pension expense and a $390 million decrease in the same PBO.

The following table illustrates the sensitivity to a change in the discount rate assumption related to GM’s U.S. OPEB plans after the remeasurement for the U.S. salaried OPEB plans as of February 9, 2006 as well as the remeasurement for the U.S. hourly plans as of March 31, 2006:

	Effect on 2006	Effect on
Change in Assumption	Pre-Tax OPEB Expense	APBO

25 basis point decrease in discount rate	+$150 million	+$1.7 billion
25 basis point increase in discount rate	-$140 million	-$1.6 billion

GM assumes a 10% initial U.S. health-care cost trend rate for the 2006 calendar year and a 5.0% ultimate U.S. health-care cost trend rate projected for calendar year 2012 and beyond as of December 31, 2005. Considering the remeasurement for the U.S. salaried OPEB plans as of February 9, 2006 as well as the remeasurement for the U.S. hourly OPEB plans as of March 31, 2006, then a one percentage point increase in the assumed U.S. health care trend rates for all periods would have increased the U.S. APBO by $5.4 billion, and the aggregate service and interest cost components of non-pension postretirement benefit expense on an annualized basis by $412 million. A one-percentage point decrease would have decreased the U.S. APBO by $5.2 billion and the aggregate service and interest cost components of non-pension postretirement benefit expense on an annualized basis by $396 million.

The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.

New Accounting Standards

In December 2005, the Financial Accounting Standard Board (FASB) released FASB Staff Position (FSP) SFAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” which provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. The Corporation is currently reviewing the transition alternatives and will elect the appropriate alternative no later than January 1, 2007.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140). This statement amends SFAS No. 133 to permit fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also eliminates the interim guidance in SFAS No. 133 Implementation Issue D-1, which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. Finally, this statement amends SFAS No. 140 to eliminate the restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. This statement is effective for all financial instruments acquired or issued in first fiscal years beginning after September 15, 2006. Management is assessing the potential impact on GM’s financial condition and results of operations.

In April 2006, the FASB issued FSP FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R” which requires the variability of an entity to be analyzed based on the design of the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

New Accounting Standards — (concluded)

entity. The nature and risks in the entity, as well as the purpose for the entity’s creation are examined to determine the variability in applying FIN 46R, “Consolidation of Variable Interest Entities.” The variability is used in applying FIN 46R to determine whether an entity is a variable interest entity, which interests are variable interests in the entity, and who is the primary beneficiary of the variable interest entity. This statement is effective for all reporting periods beginning after June 15, 2006. Management does not expect this statement to have a significant impact on GM’s financial condition and results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Management is assessing the potential impact on GM’s financial condition and results of operations.

In July 2006, the FASB issued FASB Staff Position No. 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction, (Staff Position 13-2),” which amends SFAS No. 13, “Accounting for Leases,” by requiring lessors to recalculate the rate of return and periodic income allocation for leveraged-lease transactions when there is a change or projected change in the timing of income tax cash flows related to the lease. FSP 13-2 requires lessors to use the model in FIN 48 to determine the timing and amount of expected tax cash flows in leveraged-lease calculations and recalculations. FSP 13-2 is effective in the same period as FIN 48. At the date of adoption, the lessor is required to reassess projected income tax cash flows related to leveraged leases using the FIN 48 model for recognition and measurement. Revisions to the net investment in a leverage lease required when FSP 13-2 is adopted would be recorded as an adjustment to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle. Management is assessing the potential impact on GM’s financial condition and results of operations.

Forward-Looking Statements

In this report, in reports subsequently filed by GM with the SEC on Form 10-K and Form 10-Q and filed or furnished on Form 8-K, and in related comments by General Motors’ management, we will use words like “expect,” “anticipate,” “estimate,” “forecast,” “initiative,” “objective,” “plan,” “goal,” “project,” “outlook,” “priorities,” “target,” “intend,” “evaluate,” “pursue,” “seek,” “may,” “would,” “could,” “should,” “believe,” “potential,” “continue,” “designed,” or “impact” to identify forward-looking statements that represent our current judgments about possible future events. We believe these judgments are reasonable, but GM’s actual results may differ materially due to a variety of important factors.

Among other items, such factors might include:

•	Our ability to achieve reductions in costs as a result of the turnaround restructuring, health care cost reductions and the Attrition Program, to realize production efficiencies and to implement capital expenditures at levels and times planned by management;

•	The pace of product introductions and market acceptance of our new products;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Forward-Looking Statements — (continued)

•	Changes in the competitive environment and the effect of competition in our markets, including on our pricing policies;

•	Our ability to maintain adequate liquidity and financing sources and an appropriate level of debt;

•	Restrictions on GMAC’s and ResCap’s ability to pay dividends and prepay subordinated debt obligations to us;

•	The final results of investigations and inquiries by the SEC and other government agencies;

•	Changes in relations with unions and employees/retirees and the legal interpretations of the agreements with those unions with regard to employees/retirees;

•	Our ability to complete the timely sale of a 51-percent controlling interest in GMAC and the effect of that sale on the results of GM’s and GMAC’s operations and liquidity;

•	Labor strikes or work stoppages at GM or its key suppliers such as Delphi or financial difficulties at those key suppliers;

•	Negotiations and bankruptcy court actions with respect to our relationship with Delphi;

•	Additional credit rating downgrades and their effects;

•	Costs and risks associated with litigation;

•	Changes in the existing, or the adoption of new, laws, regulations, policies or other activities of governments, agencies and similar organizations;

•	Shortages of and price increases for fuel;

•	Changes in economic conditions, commodity prices, currency exchange rates or political stability in the markets in which we operate; and

•	Other factors affecting financing and insurance operating segments’ results of operations and financial condition such as credit ratings, adequate access to the market, changes in the residual value of off-lease vehicles, changes in U.S. government-sponsored mortgage programs or disruptions in the markets in which its mortgage subsidiaries operate, and changes in its contractual servicing rights; and price increases or shortages of fuel.

In addition to these factors, GMAC’s actual results may differ materially due to a variety of other important factors that are described in GMAC’s most recent Annual Report on Form 10-K, which may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K. Such factors include, among others, the following:

•	Changes in the competitive environment and the effect of competition in GMAC’s markets, including on GMAC’s pricing policies;

•	GMAC’s ability to maintain adequate financing sources and an appropriate level of debt;

•	The profitability and financial condition of GM, including changes in production or sales of GM vehicles and risks based on GM’s contingent benefit guarantees;

•	Changes in GMAC’s accounting assumptions that may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings; and

•	The threat of natural calamities.

We caution investors not to place undue reliance on forward-looking statements, and do not undertake any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Forward-Looking Statements — (concluded)

information, future events or other such factors that affect the subject of these statements, except where expressly required by law.

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

GM’s management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of GM’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of June 30, 2006. Based on that evaluation, GM’s chief executive officer and chief financial officer concluded that, as of that date, GM’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at the reasonable assurance level.

As discussed in GM’s Annual Report on Form 10-K for the year ended December 31, 2005, management’s assessment identified the following material weakness and significant deficiency:

(A)	A material weakness was identified related to our design and maintenance of adequate controls over the preparation, review, presentation and disclosure of amounts included in our previously-reported condensed consolidated statements of cash flows for certain prior periods, which resulted in misstatements therein and our previous restatements thereof. Cash outflows related to certain mortgage loan originations and purchases were not appropriately classified as either operating cash flows or investing cash flows consistent with our original description as loans held for sale or loans held for investment. In addition, proceeds from sales and repayments related to certain mortgage loans, which initially were classified as mortgage loans held for investment and subsequently transferred to mortgage loans held for sale, were reported as operating cash flows instead of investing cash flows in our condensed consolidated statements of cash flows, as required by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows — Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.” Finally, certain non-cash proceeds and transfers were not appropriately presented in the condensed consolidated statements of cash flows.

GM management is continuing in the process of remediating this material weakness through the design and implementation of enhanced controls to aid in the correct preparation, review, presentation and disclosures of our condensed consolidated statements of cash flows. Management will continue to monitor, evaluate and test the operating effectiveness of these controls.

(B)	GM management also identified a significant deficiency in internal controls related to accounting for complex contracts. This deficiency was identified as a result of certain contracts being accounted for incorrectly and without appropriate consideration of the economic substance of the contracts. GM management is in the process of remediating this significant deficiency and has implemented a delegation of authority for approval of the accounting for complex contracts that requires formal review and approval by experienced accounting personnel. While procedures have been updated to prevent recurrence, management will continue to monitor the effectiveness of the remediation.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Controls and Procedures — (concluded)

In June 2006 GM commenced the transition of some of its information technology support services between existing suppliers for its systems, including a portion of its financial systems. Management is closely monitoring the transition to ensure there is no adverse effect to its financial reporting and related internal controls.

Other than indicated above, there were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within General Motors have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

* * * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

PART II

Legal Proceedings — (continued)

Stockholder and Bondholder Class Actions

In the previously reported ERISA class action In re General Motors ERISA Litigation, on July 17, 2006, plaintiffs filed in the United States District Court for the Eastern District of Michigan a First Amended Consolidated Class Action Complaint, which principally adds allegations about GM’s restated earnings and reclassification of cash flows, but which does not name any additional defendants or assert any new claims. No determination has been made that the case may be maintained as a class action. The GM defendants intend to defend this action vigorously.

In the previously reported ERISA class action In re Delphi Securities, Derivative, and ERISA Litigation on April 12, 2006, General Motors Investment Management Corporation (GMIMCo), a wholly owned subsidiary of GM, filed a motion to dismiss plaintiffs’ complaint against it in the United States District Court for the Eastern District of Michigan. No determination has been made that the case may be maintained as a class action. GMIMCo intends to defend this action vigorously.

In the previously reported shareholder derivative actions Bouth v. Barnevik, et al. and Salisbury v. Barnevik, et al., on July 21, 2006, the United States District Court for the Eastern District of Michigan entered an order staying the actions for 180 days pending the disposition of the defendants’ motion to dismiss in In re General Motors Securities Litigation.

In the previously reported bondholder class action Zielezienski, et al. v. General Motors, et al. on April 3, 2006, the court entered an order transferring the case to the United States District Court for the Eastern District of Michigan from the United States District Court for the Southern District of Florida, and by order entered on May 26, 2006 the case was consolidated with J&R Marketing et al. v. General Motors, et al., and Mager v. General Motors Corporation, et al., both of which have been previously reported under the caption J&R Marketing et al. v. General Motors, et al. Lead plaintiffs’ counsel have been appointed by the court. On July 28, 2006, plaintiffs filed a Consolidated Amended Complaint, which mainly differs from the initial complaint in that it asserts claims for GMAC debt securities purchased during a different time period (July 28, 2003 through November 9, 2005), and adds additional underwriter defendants. No determination has been made that the case may be maintained as a class action. The GM and GMAC defendants intend to defend this action vigorously.

Canadian Export Antitrust Class Actions

In the previously reported antitrust class actions In re New Market Vehicle Canadian Export Antitrust Litigation Cases, the United States District Court for the District of Maine ruled that it will certify a class action for damages for six exemplar states under federal rule 23(b) (3) after further discovery to determine the scope of the classes. GM intends to appeal the ruling certifying the damages classes to the United States Court of Appeals for the First Circuit and expects that appeal will be consolidated with its pending appeal from a prior order certifying a class for the six exemplar states for injunctive relief only.

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

Coolant System Product Litigation

Kenneth Stewart v. General Motors of Canada Limited and General Motors Corporation, a complaint filed in the Superior Court of Ontario dated April 24, 2006, alleges a class action covering Canadian residents, except residents of British Columbia and Quebec, who purchased 1995 to 2003 GM vehicles with 3.1, 3.4, 3.8 and 4.3 liter

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Legal Proceedings — (concluded)

engines. Plaintiffs allege that defects in the engine cooling systems allow coolant to leak into the engine and cause engine damage. The complaint alleges violation of the Business Practices and Competition Acts, failure to warn and negligence, and seeks compensatory damages, punitive damages, fees and costs. Similar complaints have been filed in 14 putative class actions against GM and General Motors of Canada Limited (GM Canada), in eight provinces; in all cases where the complaint has been served, GM Canada is conducting investigations and GM and GM Canada are preparing to file their defenses.

As previously reported, in Gutzler v. General Motors Corporation, initially filed on April 11, 2003, the Circuit Court of Jackson County, Missouri certified a class on January 9, 2006, comprised of “all consumers who purchased or leased a GM vehicle in Missouri that was factory-equipped with Dex-Cool,” coolant, included as original equipment in GM vehicles manufactured since 1995. The Court also certified two sub-classes comprised of (i) class members who purchased or leased a vehicle with a 4.3-liter engine, and (ii) class members who purchased or leased a vehicle with a 3.1, 3.4 or 3.8-liter engine. On March  6, 2006, the Missouri Court of Appeals for the Western District declined to hear GM’s appeal of the class certifications. GM’s petition to transfer the matter to the Missouri Supreme Court for further review was denied on May 30, 2006. GM has been named as the defendant in 20 similar putative class actions in various different federal and state courts in the U.S. alleging defects in the engine cooling systems in GM vehicles; 14 cases are still pending in U.S. courts including six cases that have been consolidated, either finally or conditionally, for pre-trial proceedings in a federal multi-district proceeding in the District Court for the Southern District of Illinois.

Environmental Matters

With respect to the previously reported matter in which the Environmental Protection Agency (EPA) had issued an Administrative complaint on October 17, 2003 against General Motors in connection with the Corporation’s assembly facilities in Moraine, Ohio, Pontiac, Michigan, and Orion, Michigan, the EPA Administrative Law Judge has issued a preliminary determination that GM is liable for multiple violations of the hazardous waste rules as applied to GM’s painting and purge operations. The Judge has ordered GM to pay $568,116 in penalties. GM believes that the case was wrongly decided because the purge material in question is not a “waste”, but instead is being used as intended in enclosed systems to clean, suspend paint solids, and transport fluids. The purge material is thereafter captured, reclaimed, and reused by GM in its processes. GM has appealed this decision to the Environmental Appeals Board on the grounds that the purge material in question is not a “waste.”

* * * * * * *

Item 1A.	Risk Factors

The risk factors immediately following, which were disclosed in our 2005 Annual Report on Form 10-K, have been modified to provide additional disclosure related to changes since we filed our 2005 Annual Report on Form 10-K. See our 2005 Annual Report on Form 10-K for an expanded description of other risks facing the Corporation listed below under “Other Risk Factors.”

Our ability to achieve structural and material cost reductions and to realize production efficiencies for our automotive operations is critical to our ability to achieve our turnaround plan and return to profitability.

We currently are in the process of implementing a number of structural (fixed) and material cost reduction and productivity improvement initiatives in our automotive operations, including substantial restructuring initiatives for our GMNA operations as more fully discussed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations section. Continued success in implementing these restructuring initiatives throughout our automotive operations, and in GMNA in particular, is critical to our future competitiveness. However, there can be no assurance that these initiatives will continue to be successful in this regard. In addition,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Risk Factors — (continued)

while some of the elements of structural cost reduction are within our control, others such as interest rates or return on investments (which influence our pension and OPEB expense) are more dependent on outside factors, and there can be no assurance that such outside factors will not disrupt our plans for structural cost reductions.

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

In particular, our largest supplier, Delphi, filed a Chapter 11 bankruptcy petition in October 2005. On March 31, 2006 Delphi filed motions under the U.S. Bankruptcy Code seeking authority to reject its U.S. labor agreements and modify retiree welfare benefits. The unions and certain other parties have filed objections to these motions. Hearings on these motions were adjourned until August 11, 2006, to allow Delphi, its unions, and GM additional time to fully focus on reaching comprehensive consensual agreements. However, the Delphi employees represented by the UAW have given the UAW authorization to strike if Delphi voids its labor contracts pursuant to these motions While Delphi has indicated to us that it expects no disruptions in its ability to continue supplying us with the systems, components and parts we need as Delphi pursues its bankruptcy restructuring plan, labor disruptions at Delphi resulting from Delphi’s pursuit of a restructuring plan could seriously disrupt our North American operations, prevent us from executing our GMNA turnaround initiatives, and materially adversely impact our business.

Delphi may seek to reject or compromise its obligations to us through its Chapter 11 bankruptcy proceedings.

In connection with its Chapter 11 bankruptcy restructuring, Delphi filed a motion under the U.S. Bankruptcy Code on March 31, 2006 seeking authority to reject certain supply contracts with GM. A hearing on this motion was adjourned by the court until after the hearings related to Delphi’s U.S. labor agreements and retiree welfare benefits are completed or otherwise resolved. Although Delphi has not rejected any GM contracts as of this time and has assured GM that it does not intend to disrupt production at GM assembly facilities, there is a risk that Delphi or one more of its affiliates may reject or threaten to reject individual contracts with GM, either for the purpose of exiting specific lines of business or in an attempt to increase the price GM pays for certain parts and components. As a result, we could experience a material disruption in our supply of automotive systems, components and parts that could force the suspension of production at GM assembly facilities, which could materially adversely affect our business, including implementation of our GMNA turnaround initiatives. It is also difficult for us to quickly switch to a different supplier for some of the systems, components and parts we purchase from Delphi as a result of the extended validation and production lead times for these items.

Various financial obligations Delphi has to GM as of the date of Delphi’s Chapter 11 filing, including the $739 million payable for amounts that Delphi owed to GM relating to Delphi employees who were formerly GM employees and subsequently transferred back to GM as job openings became available to them under certain employee “flowback” arrangements, may be subject to compromise in the bankruptcy proceedings, which may result in GM receiving payment of only a portion of the face amount owed by Delphi. GM is seeking to minimize this risk by protecting our right of setoff against the $1.15 billion we owed to Delphi as of the date of its Chapter 11 filing. A procedure for determining setoff claims has been put in place by the bankruptcy court. However, the extent to which these obligations are covered by our right to setoff may be subject to dispute by Delphi, the creditors committee, or Delphi’s other creditors, and limitation by the court. GM cannot provide any assurance that it will be

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Risk Factors — (continued)

able to fully or partially setoff such amounts. To date setoffs of approximately $53.6 million have been agreed to by Delphi and taken by GM. Although GM believes that it is probable that it will be able to collect all of the amounts due from Delphi, the financial impact of a substantial compromise of our right of setoff, however, could have a material adverse impact on our financial position. In addition, the basis, amounts and priority of any claims against Delphi that GM currently has or may have in the future may be challenged by other parties in interest in Delphi’s bankruptcy proceeding. The scope and results of such challenges cannot be predicted with certainty.

Continued failure to achieve profitability may cause some or all of our deferred tax assets to expire.

As of June 30, 2006, we had approximately $24.4 billion in U.S. net deferred tax assets. These deferred tax assets include net operating loss carryovers that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. However, many of these deferred tax assets will expire if they are not utilized within certain time periods. At this time, we consider it more likely than not that we will have U.S. taxable income in the future that will allow us to realize these deferred tax assets. However, it is possible that some or all of these deferred tax assets could ultimately expire unused, especially if our GMNA restructuring initiatives are not successful or if GM’s share of GMAC’s income declines. On April 2, 2006, GM entered into a definitive agreement to sell a 51% controlling interest in GMAC to a consortium of investors. While this will not directly affect GM’s ability to realize our deferred tax assets, it will result in a significant portion of GMAC’s U.S. pre-tax income to no longer be available to GM. Therefore, unless we are able to generate sufficient U.S. taxable income from our automotive operations, a substantial valuation allowance may be required, which would materially increase our expenses in the period taken and adversely affect our business. If we were required to record a valuation allowance against all of our U.S. deferred tax assets as of June 30, 2006, our resulting total stockholders’ equity would have been negative.

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

We have reached an agreement to sell a controlling interest in GMAC. There is a risk that this transaction may not be completed. In addition, this transaction, if completed, would reduce our interest in GMAC’s earnings going forward.

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

Failure to complete the sale transaction will place further pressure on both GM’s and GMAC’s credit profiles, potentially resulting in further downgrades with GMAC’s credit ratings explicitly re-linked to those of GM. Moreover, any reduction in the automotive finance capacity of GMAC could materially adversely affect GM’s business to the extent that third party financing is not available to fund GM’s automotive sales. In the absence of a transaction:

•	GMAC’s access to capital may be seriously constrained, as most unsecured funding sources may decline, including bank funding;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Risk Factors — (concluded)

•	The cost of funds related to borrowings that are secured by assets may increase, leading to a reduction in liquidity for certain asset classes;

•	It may be increasingly difficult to securitize assets, resulting in reduced capacity to support overall automotive loan originations;

•	Uncompetitive funding costs may result in a lower return on capital and significantly lower earnings and dividends; and

•	GMAC may need to consider divesting certain businesses in order to maintain adequate liquidity to fund new originations or otherwise preserve the value of its businesses.

In addition, the sale transaction, if completed, would reduce our interest in the earnings of GMAC and ResCap, although the financial effects would be reduced by the value of the consideration we would receive from the purchasers.

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

In addition, on March 31, 2006, the FASB issued an exposure draft detailing proposed changes in the accounting rules for pensions and other postretirement benefits, which would require a company to include on its balance sheet an additional net asset or net liability to reflect the funded or unfunded status, as the case may be, of its retirement plans. FASB has indicated that its goal is to issue a final statement by September 2006. In light of the unrecognized losses associated with our pension and OPEB liabilities under existing accounting rules, if these expected proposed rules had been in effect as of December 31, 2005, the substantial additional liability that we would have had to include on our balance sheet would have caused our total stockholders’ equity to be negative.

Further, the U.S. Congress has passed legislation that, if adopted, would affect the manner in which GM administers its pensions. This proposed legislation is designed, among other things, to increase the amount by which companies fund their pension plans and to require companies that sponsor defined benefit plans to pay higher premiums to the PBGC. GM could become subject to additional material funding requirements if GM’s U.S. hourly and salaried pension plans become underfunded.

Exploratory discussions with Nissan and Renault regarding a possible alliance are preliminary and may not result in a transaction

On July 7, 2006, GM’s Board of Directors endorsed the recommendation of our senior management team that it engage in exploratory discussions with Renault S.A. and Nissan Motor Co. Ltd. regarding GM’s potential participation in an alliance among the three companies. The companies have agreed to cooperate in an expeditious, confidential review of the potential benefits of such an alliance and the feasibility of achieving them. This review, which is now underway, is expected to take approximately 90 days, and following it, the companies will consider whether further exploration of the alliance concept is warranted. There can be no assurance that these exploratory discussions will result in any transaction.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Risk Factors

The following risk factors, which were disclosed in our 2005 Annual Report on Form 10-K, have not materially changed since we filed our 2005 Annual Report on Form 10-K. See our 2005 Annual Report on Form 10-K for a complete discussion of these risk factors.

Risks related to GM and its automotive business

•	Our ability to maintain or grow structural and material cost savings and to realize production efficiencies for our automotive operations is critical to our ability to achieve our turnaround plan and return to profitability.

•	We have guaranteed a significant amount of Delphi’s financial obligations to its unionized workers. If Delphi fails to satisfy these obligations, we would be obligated to pay some of these obligations.

•	Our health-care cost burden is one of our biggest competitive challenges, and if we do not make progress on structurally fixing this issue, it will continue to be a long-term threat to GM.

•	Our extensive pension and OPEB obligations to retirees are a competitive disadvantage for us.

•	We have recently experienced a series of credit rating actions that have downgraded our credit ratings to historically low levels. Further reduction of our credit ratings, or failure to restore our credit ratings to higher levels, could have a material adverse effect on our business.

•	Our liquidity position could be negatively affected by a variety of factors, which in turn could have a material adverse effect on our business.

•	The government is currently investigating certain of our accounting practices. The final outcome of these investigations could require us to restate prior financial results.

•	We operate in a highly competitive industry that has excess manufacturing capacity.

•	The bankruptcy or insolvency of a major competitor could result in further competitive disadvantages for us in relation to that competitor.

•	Shortages and increases in the price of fuel can result in diminished profitability due to shifts in consumer vehicle demand.

•	A decline in consumer demand for our higher margin vehicles could result in diminished profitability.

•	Our indebtedness and other obligations of our automotive operations are significant and could materially adversely affect our business.

•	The pace of introduction and market acceptance of new vehicles is important to our success.

•	Economic and industry conditions constantly change and could have a material adverse effect on our business and results of operations.

•	Changes in existing, or the adoption of new, laws, regulations or policies of governmental organizations may have a significant negative impact on how we do business.

•	Our businesses outside the United States expose us to additional risks that may cause our revenues and profitability to decline.

•	A failure of or interruption in the communications and information systems on which we rely to conduct our operations could adversely affect our business.

•	We could be materially adversely affected by changes in currency exchange rates, commodity prices, equity prices and interest rates.

•	We are subject to significant risks of litigation.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Risks related to GM’s finance, mortgage and insurance businesses

•	Our finance, mortgage and insurance businesses require substantial capital, and if we are unable to maintain adequate financing sources, our business, results of operations and financial condition will suffer and jeopardize our ability to continue operations.

•	We are exposed to credit risk which could affect the business, results of operations and financial condition of our finance, mortgage and insurance operations.

•	Our earnings may decrease because of increases or decreases in interest rates.

•	Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates.

•	ResCap’s ability to pay dividends and to prepay subordinated debt obligations to GMAC is restricted by contractual arrangements.

•	We use estimates and assumptions in determining the fair value of certain of our assets, in determining our allowance for credit losses, in determining lease residual values and in determining our reserves for insurance losses and loss adjustment expenses. If our estimates or assumptions prove to be incorrect, the business, results of operations and financial condition of our finance, mortgage and insurance operations could be materially adversely affected.

•	General business and economic conditions of the industries and geographic areas in which we operate affect the business, results of operations and financial condition of our finance, mortgage and insurance operations.

•	Our business, results of operations and financial condition may be materially adversely affected by decreases in the residual value of off-lease vehicles.

•	Fluctuations in valuation of investment securities or significant fluctuations in investment market prices could negatively affect revenues.

•	Changes in existing U.S. government-sponsored mortgage programs, or disruptions in the secondary markets in the United States or in other countries in which our mortgage subsidiaries operate, could materially adversely affect the business, results of operations and financial condition of our mortgage business.

•	GMAC may be required to repurchase contracts and provide indemnification if GMAC breaches representations and warranties from its securitization and whole loan transactions, which could harm our business, results of operations and financial condition.

•	Significant indemnification payments or contract, lease or loan repurchase activity of retail contracts or leases or mortgage loans could harm our business, results of operations and financial condition.

•	A loss of contractual servicing rights could have a material adverse effect on our operations.

•	The regulatory environment in which GMAC operates could have a material adverse effect on its business.

The worldwide financial services industry is highly competitive. If we are unable to compete successfully or if there is increased competition in the automotive financing, mortgage and/or insurance markets or generally in the markets for securitizations or asset sales, our margins could be materially adversely affected.

* * * * * * * *

Item 2(c).  Purchases of Equity Securities

GM made no purchases of GM $1 2/3 par value common stock during the three months ended June 30, 2006.

* * * * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Registrant was held on June 6, 2006. At that meeting, the following matters were submitted to a vote of the stockholders of General Motors Corporation:

		Final Voting Results
		Votes	Percent

Item No. 1
Nomination and election of directors

The following nominees for directors received the number of votes set opposite their respective names and were elected to serve on the Board of Directors:

Percy N. Barnevik	For	456,857,908	96.9
	Withheld	14,592,254	3.1
Erskine B. Bowles	For	456,918,449	96.9
	Withheld	14,531,713	3.1
John H. Bryan	For	456,599,774	96.9
	Withheld	14,850,388	3.1
Armando M. Codina	For	456,934,490	96.9
	Withheld	14,515,672	3.1
George M.C. Fisher	For	456,914,451	96.9
	Withheld	14,535,711	3.1
Karen Katen	For	457,079,357	97.0
	Withheld	14,370,805	3.0
Kent Kresa	For	455,078,065	96.5
	Withheld	16,372,097	3.5
Ellen J. Kullman	For	457,357,397	97.0
	Withheld	14,092,765	3.0
Philip A. Laskawy	For	455,326,418	96.6
	Withheld	16,123,744	3.4
Eckhard Pfeiffer	For	455,230,673	96.6
	Withheld	16,219,489	3.4
G. Richard Wagoner, Jr.	For	456,642,694	96.9
	Withheld	14,807,468	3.1
Jerome B. York	For	456,800,093	96.9
	Withheld	14,650,069	3.1

In addition, 2,221 votes were cast for each of the following: James Dollinger, John Lauve, and Lucy Kessler; and 2,021 votes were cast for each of the following: John Chevedden, Dean Fitzpatrick, Louis Lauve III, Steve Mahac, Erik Nielsen, Larry Parks, Danny Taylor, William Walde, and William Woodward, M.D.			0.0

Item No. 2
Ratification of the selection of	For	456,464,395	96.8
Deloitte & Touche LLP as independent	Not in favor
public accountants for the year 2006	Against	6,707,225	1.4
	Abstain	8,278,542	1.8

	Total	14,985,767	3.2
	Broker Non-Vote	—	—

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Submission of Matters to a Vote of Security Holders — (concluded)

		Final Voting Results
		Votes	Percent

Item No. 3
Stockholder proposal regarding	For	23,749,450	6.3
prohibition on awarding, repricing, or	Not in favor
renewing stock options	Against	344,238,781	91.2
	Abstain	9,490,427	2.5

	Total	353,729,208	93.7
	Broker Non-Vote	93,971,504	—

Item No. 4
Stockholder proposal regarding	For	10,632,805	2.8
publication of a report on global	Not in favor
warming/cooling	Against	352,097,988	93.3
	Abstain	14,747,865	3.9

	Total	366,845,853	97.2
	Broker Non-Vote	93,971,504	—

Item No. 5
Stockholder proposal regarding	For	67,948,685	18.0
separation of roles of Chairman	Not in favor
and Chief Executive Officer	Against	299,778,495	79.4
	Abstain	9,751,478	2.6
	Total	309,529,973	82.0
	Broker Non-Vote	93,971,504	—

Item No. 6
Stockholder proposal regarding	For	158,230,828	41.9
recouping unearned incentive	Not in favor
bonuses	Against	209,854,694	55.6
	Abstain	9,393,136	2.5

	Total	219,247,830	58.1
	Broker Non-Vote	93,971,504	—

Item No. 7
Stockholder proposal regarding	For	203,042,562	53.8
cumulative voting	Not in favor
	Against	163,193,010	43.2
	Abstain	11,243,086	3.0

	Total	174,436,096	46.2
	Broker Non-Vote	93,971,504	—
Item No. 8
Stockholder proposal regarding	For	221,981,430	58.8
majority voting for election of	Not in favor
directors	Against	144,786,499	38.4
	Abstain	10,710,729	2.8

	Total	155,497,228	41.2
	Broker Non-Vote	93,971,504	—

* * * * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit
Number	Exhibit Name

4	Amended and Restated Credit Agreement, dated July 20, 2006, among General Motors Corporation, General Motors Canada Limited, Saturn Corporation, and a syndicate of lenders.

13	General Motors Acceptance Corporation Quarterly Report on Form 10-Q, File No. 000-03754, for the quarterly period ended June 30, 2006

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* * * * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS CORPORATION
(Registrant)

Date: August 8, 2006

By:	/s/ PAUL W. SCHMIDT
(Paul W. Schmidt, Controller)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

4	Amended and Restated Credit Agreement, dated July 20, 2006, among General Motors Corporation, General Motors Canada Limited, Saturn Corporation, and a syndicate of lenders.

13	General Motors Acceptance Corporation Quarterly Report on Form 10-Q, File No. 000-03754, for the quarterly period ended June 30, 2006

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002