Form 10-Q
period 2006-09-30
GENERAL MOTORS CORP
filed 2006-11-07
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

As of October 31, 2006, there were outstanding 565,611,157 shares of the issuer’s common stock par value $1 2/3.

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

Explanatory Note

General Motors Corporation previously announced preliminary consolidated net loss for the third quarter of 2006 as $115 million in its earnings release as furnished in a Form 8-K dated October 25, 2006. The consolidated net loss has been reduced by $24 million to a net loss of $91 million. The reduction in net loss is attributable to additional loan sales that had not been previously reported by GMAC LLC.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

PART I

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1.	Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions except per share amounts)

Net sales and revenues
Automotive sales	$39,524	$38,363	$126,886	$115,844
Financial services and insurance revenues	9,364	8,819	27,286	25,580
Other income	—	—	1,356	—

Total net sales and revenues	$48,888	$47,182	$155,528	$141,424

Costs and expenses
Automotive cost of sales	36,576	38,130	122,941	113,184
Selling, general, and administrative expenses	5,852	6,886	19,119	19,855
Interest expense	4,850	4,059	13,610	11,450
Provisions for financing and insurance operations credit and insurance losses	1,066	978	2,736	2,693
Other expenses	1,443	—	2,651	812

Total costs and expenses	49,787	50,053	161,057	147,994

Loss before income tax benefit, equity income (loss) and minority interests	(899)	(2,871)	(5,529)	(6,570)
Income tax benefit	(867)	(1,107)	(2,328)	(2,324)
Equity income (loss) and minority interests	(59)	100	176	342

Net loss	$(91)	$(1,664)	$(3,025)	$(3,904)

Loss per share attributable to common stock, basic and diluted	$(.16)	$(2.94)	$(5.35)	$(6.90)

Cash dividends per share	$0.25	$0.50	$0.75	$1.50

Weighted average common shares outstanding, basic and diluted (millions)	566	566	566	565

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,	September 30,
	2006	2005	2005
	(Dollars in millions,
	except share information)

ASSETS
Current Assets
Cash and cash equivalents	$17,802	$15,187	$13,695
Marketable securities	107	1,416	1,437

Total cash and marketable securities	17,909	16,603	15,132
Accounts and notes receivable (less allowances)	9,022	7,758	7,800
Inventories (less allowances)	14,825	13,851	13,755
Net equipment on operating leases (less accumulated depreciation)	6,569	6,993	7,302
Deferred income taxes and other current assets	10,698	8,877	9,778

Total current assets	59,023	54,082	53,767
Financing and Insurance Operations
Cash and cash equivalents	3,089	15,539	21,394
Investments in securities	80	18,310	16,575
Finance receivables, net	117	180,793	177,082
Loans held for sale	—	21,865	17,581
Assets held for sale (less allowance)	282,955	19,030	18,748
Net equipment on operating leases (less accumulated depreciation)	13,325	31,194	30,670
Other assets	4,181	27,694	27,975

Total Financing and Insurance Operations assets	303,747	314,425	310,025
Non-Current Assets
Equity in net assets of nonconsolidated affiliates	2,030	3,291	4,260
Property, net	38,893	38,466	37,860
Intangible assets, net	1,649	1,862	1,674
Deferred income taxes	23,496	22,849	20,731
Other assets	40,740	41,103	41,101

Total non-current assets	106,808	107,571	105,626

Total assets	$469,578	$476,078	$469,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable (principally trade)	$27,113	$26,182	$26,784
Loans payable	1,346	1,519	1,509
Accrued expenses	40,183	42,665	43,280

Total current liabilities	68,642	70,366	71,573
Financing and Insurance Operations Liabilities
Accounts payable	32	3,731	3,102
Liabilities related to assets held for sale	272,725	10,941	12,319
Debt	10,073	253,217	245,794
Other liabilities and deferred income taxes	4,762	28,946	29,298

Total Financing and Insurance Operations liabilities	287,592	296,835	290,513
Non-Current Liabilities
Long-term debt	31,414	31,014	30,929
Postretirement benefits other than pensions	34,211	28,990	27,445
Pensions	15,937	11,214	9,877
Other liabilities and deferred income taxes	19,426	22,023	16,273

Total non-current liabilities	100,988	93,241	84,524

Total liabilities	457,222	460,442	446,610
Minority interests	1,212	1,039	829
Stockholders’ equity
$1 2/3 par value common stock (outstanding, 565,611,157; 565,518,106; and 565,504,852 shares)	943	943	943
Capital surplus (principally additional paid-in capital)	15,316	15,285	15,281
Retained earnings (accumulated deficit)	(1,101)	2,361	9,295
Accumulated other comprehensive loss	(4,014)	(3,992)	(3,540)

Total stockholders’ equity	11,144	14,597	21,979

Total liabilities and stockholders’ equity	$469,578	$476,078	$469,418

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(Dollars in millions)

Net cash used in operating activities	$(5,340)	$(7,256)
Cash flows from investing activities
Expenditures for property	(5,376)	(5,048)
Investments in marketable securities — acquisitions	(10,627)	(14,473)
Investments in marketable securities — liquidations	11,591	16,348
Net change in mortgage servicing rights	(65)	(101)
Increase in finance receivables	(55,603)	(6,781)
Proceeds from sales of finance receivables	66,859	27,802
Proceeds from sale of business units/equity investments	10,524	—
Operating leases — acquisitions	(13,772)	(12,372)
Operating leases — liquidations	5,266	5,029
Investments in companies, net of cash acquired	(331)	1,367
Other	(654)	(1,018)

Net cash provided by investing activities	7,812	10,753
Cash flows from financing activities
Net decrease in loans payable	1,267	(6,289)
Long-term debt — borrowings	66,430	49,194
Long-term debt — repayments	(76,384)	(50,834)
Cash dividends paid to stockholders	(424)	(863)
Other	2,931	5,020

Net cash used in financing activities	(6,180)	(3,772)
Effect of exchange rate changes on cash and cash equivalents	176	(120)

Net decrease in cash and cash equivalents	(3,532)	(395)
Cash and cash equivalents reclassified to assets held for sale	(6,303)	(509)
Cash and cash equivalents at beginning of the period	30,726	35,993

Cash and cash equivalents at end of the period (a)	$20,891	$35,089

(a)	Consists of cash and cash equivalents of $17,802 million classified as current assets and $3,089 million from Financing and Insurance Operations as of September 30, 2006, and $13,695 million classified as current assets and $21,394 million from Financing and Insurance Operations as of September 30, 2005.

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The condensed consolidated financial statements include the accounts of General Motors Corporation and domestic and foreign subsidiaries that are more than 50% owned (collectively referred to as the Corporation, General Motors, GM, we, or us), principally GMAC LLC, the successor to General Motors Acceptance Corporation (GMAC). In addition, GM consolidates variable interest entities (VIEs) for which it is deemed to be the primary beneficiary. GM’s share of earnings or losses of affiliates that are less than 50% owned is included in the consolidated operating results using the equity method of accounting when GM is able to exercise significant influence over the operating and financial decisions of the investee. GM encourages reference to the GM Annual Report on Form 10-K for the period ended December 31, 2005, filed separately with the United States Securities and Exchange Commission (SEC).

All material inter-company accounts and transactions have been eliminated.

GM’s Automotive and Other Operations reportable operating segment consists of:

•	GM’s four automotive regions: GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP), which together constitute GM Automotive (GMA); and

•	Other, which includes the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, including legacy costs related to postretirement benefits for certain retirees of Delphi Corporation (Delphi) and other companies, and certain corporate activities.

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

The following unaudited financial information for the three and nine months ended September 30, 2006 and 2005 represents amounts attributable to GM Daewoo on a basis consistent with giving effect to the increased ownership and consolidation as of January 1, 2005. The pro forma effect on net income (loss) is not significant compared to equity income recognized.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	Actual	Actual	Actual	Pro Forma
	(Dollars in millions)

Automotive sales	$1,906	$1,438	$5,310	$4,485

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140). This statement amends SFAS No. 133 to permit fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also eliminates the interim guidance in SFAS No. 133 Implementation Issue D-1, which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. Finally, this statement amends SFAS No. 140 to eliminate the restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. This statement is effective for all financial instruments acquired or issued in the first fiscal year beginning after September 15, 2006. Management is assessing the impact on GM’s financial condition and results of operations.

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

FIN 46R to determine whether an entity is a VIE, which interests are variable interests in the entity, and who is the primary beneficiary of the VIE. This statement was effective for all reporting periods beginning after June 15, 2006. Management has adopted the provisions of FSP FIN 46R-6. This interpretation did not have a significant effect on GM’s consolidated financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Management is assessing the impact on GM’s financial condition and results of operations.

In July 2006, the FASB issued FSP No. 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” (FSP 13-2) which amends SFAS No. 13, “Accounting for Leases,” by requiring lessors to recalculate the rate of return and periodic income allocation for leveraged-lease transactions when there is a change or projected change in the timing of income tax cash flows related to the lease. FSP 13-2 requires lessors to use the model in FIN 48 to determine the timing and amount of expected tax cash flows in leveraged-lease calculations and recalculations. FSP 13-2 is effective in the same period as FIN 48. At the date of adoption, the lessor is required to reassess projected income tax cash flows related to leveraged leases using the FIN 48 model for recognition and measurement. Revisions to the net investment in a leveraged lease required when FSP 13-2 is adopted would be recorded as an adjustment to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle. Management does not expect this guidance to have a material effect on GM’s financial condition and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 “Quantifying Financial Misstatements” which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. This bulletin is effective for financial statements for the first fiscal year ending after November 15, 2006. Management does not expect this guidance to have a material effect on GM’s financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on GM’s financial condition and results of operations.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Financial Statement Presentation — (concluded)

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS No. 87), SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), and SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. Based on available information from the last measurement dates for the defined benefit pension and other postretirement benefit plans and reflecting potential variability in actuarial assumptions, such as discount rates and asset returns, and plan experience, GM estimates that the impact due to the recognition at December 31, 2006 of previously unrecognized amounts would reduce shareholders’ equity in the range of $18 billion to $25 billion, after tax, before assessing the realizability of deferred tax assets resulting from the adoption of SFAS No. 158 of approximately $4 billion to $5 billion as well as other deferred tax assets recorded prior to the adoption of SFAS No. 158. Also, the adoption of SFAS No. 158 would result in a reduction of deferred tax liabilities of approximately $6 billion to $9 billion. The actual impact of the recognition provisions of SFAS No. 158 will not be known until year-end valuations are available and the deferred tax assets are assessed for realizability. We are currently evaluating the measurement-date provisions of SFAS No. 158 to determine if it will be possible for GM to early adopt the new measurement dates coinciding with GM’s fiscal year for all plans for 2007.

In October 2006, the FASB issued FSP No. 123R-5 “Amendment of FASB Staff Position FAS No. 123R-1”. This FSP amends FSP FAS No. 123R-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under SFAS No. 123R” to clarify that freestanding financial instruments that were originally issued as employee compensation subject to SFAS No. 123R and subsequently modified solely to reflect an equity restructuring that occurs when the holders are no longer employees, should continue to be subject to the recognition and measurement provisions of SFAS No. 123R if certain conditions are met. The provisions in this FSP are effective for the first reporting period beginning after October 10, 2006. Management does not expect this guidance to have a material effect on GM’s financial condition and results of operations.

Change in Presentation of Financial Statements

In periods presented prior to June 30, 2006, GM presented separate supplemental financial information for its reportable operating segments. GM’s pending sale of a controlling interest in GMAC has resulted in certain GMAC assets and liabilities being presented as held for sale for periods presented beginning June 30, 2006, therefore the supplemental statements were no longer meaningful.

Note 2.	Assets Held for Sale

Loss on Controlling Interest in GMAC — Held for Sale

On April 2, 2006, GM and its wholly owned subsidiaries, GMAC and GM Finance Co. Holdings Inc., entered into a definitive agreement pursuant to which GM will sell a 51% controlling interest in GMAC for a purchase price of $7.4 billion to FIM Holdings LLC (FIM Holdings). FIM Holdings is a consortium of investors including Cerberus FIM Investors LLC, the sole managing member, and Citigroup Inc., Aozora Bank Limited, and a

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Assets Held for Sale — (continued)

subsidiary of The PNC Financial Services Group, Inc. GM and the consortium will invest $1.9 billion of cash in preferred limited liability company interest in GMAC, with $1.4 billion to be invested by GM and $500 million to be invested by the consortium. The transaction is subject to a number of U.S. and international regulatory and other approvals. GM expects to close the transaction in the fourth quarter of 2006.

For the three and nine months ended September 30, 2006, GMAC’s earnings and cash flows are fully consolidated in GM’s Condensed Consolidated Statements of Operations and Statements of Cash Flows. However, as a result of the agreement to sell a 51% equity interest, certain assets and liabilities of GMAC have been classified as held for sale in GM’s Condensed Consolidated Balance Sheet at September 30, 2006. Pursuant to the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” GM has ceased depreciation on the GMAC long-lived assets that are classified as held for sale in GM’s consolidated financial statements. The following table presents GMAC’s major classes of assets and liabilities classified as held for sale:

September 30, 2006
(Dollars in millions)

Cash and cash equivalents	$6,303
Marketable securities	19,261
Finance receivables net	181,298
Loans held for sale	24,996
Account and notes receivable	7,651
Inventories (less allowances)	554
Net equipment on operating leases (less accumulated depreciation)	24,347
Other assets	20,368
Allowance to reflect assets held for sale at fair value less cost to sell	(1,823)

Total assets held for sale	$282,955

Accounts payable	$4,215
Notes and loans payable	237,563
Deferred income taxes	1,502
Accrued expenses and other liabilities	29,445

Total liabilities related to assets held for sale	$272,725

The table above represents 100% of the respective assets and liabilities that are held for sale as of September 30, 2006, which excludes the asset and liability balances as of September 30, 2006 relating to items (i) through (vi) below, which will be retained by GM. The transaction will result in the divesture of a 51% interest in GMAC. The held for sale asset and liability balances at September 30, 2006 may differ from the respective balances at closing.

Prior to consummation of the transaction, (i) certain assets with respect to automotive leases owned by GMAC and its affiliates having a net book value of approximately $4.1 billion will be dividended to GM, (ii) GM will assume or retain certain of GMAC’s postemployment benefit obligations, (iii) GMAC will dividend to GM certain entities that hold a fee interest in certain real properties, (iv) GMAC will pay dividends to GM in an amount not to exceed GMAC’s 2006 net income prior to the acquisition, (v) GM will repay certain indebtedness owing to GMAC and specified U.S. intercompany unsecured obligations owing to GMAC which shall be no greater than $1.5 billion and (vi) GMAC will make a one-time distribution to GM of approximately $2.7 billion of cash to reflect the increase in GMAC’s equity value resulting from the transfer of a portion of GMAC’s net deferred tax liabilities arising from the conversion of GMAC and certain of its subsidiaries to limited liability company form. The total value of the cash proceeds and distributions to GM after repayment of certain intercompany obligations and before it purchases

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Assets Held for Sale — (concluded)

preferred limited liability company interests of GMAC will be approximately $14 billion over three years, comprised of the $7.4 billion purchase price and a $2.7 billion cash dividend at closing and other transaction related cash flows including monetization of certain retained assets over three years.

GM recognized a non-cash impairment charge of approximately $600 million and $1.8 billion in Other Expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 to reflect the GMAC assets classified as held for sale at the lower of carrying value or fair value less costs to sell. The charges are comprised of impairment of the carrying value of GMAC assets held for sale, partially offset by 51% of the effects of unrecognized net gains reflected in GMAC’s other comprehensive income. After the sale of the 51% controlling interest, the remaining 49% interest in GMAC, with carrying value based on GM’s historical cost, will be reflected in GM’s financial statements using the equity method of accounting.

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

The agreement is subject to the satisfaction or waiver of customary and other closing conditions, including, among other things, (i) receipt of ratings for the senior unsecured long-term indebtedness of GMAC and Residential Capital Corporation, a wholly owned subsidiary of GMAC, after giving effect to the transactions contemplated by the agreement, of at least BB and BBB-(or their respective equivalents), respectively, and an A.M. Best rating for GMAC’s significant insurance subsidiaries of at least B++, (ii) that no material adverse effect will have occurred with respect to the business, financial condition or results of operations of GMAC, which includes any actual downgrading by any of the major rating agencies of GM’s unsecured long-term indebtedness rating below CCC or its equivalent, and (iii) the receipt of required regulatory approvals and licenses. The agreement may be terminated upon the occurrence of certain events, including the failure to complete the transaction by March 31, 2007.

Sale of GMAC Commercial Mortgage

On March 23, 2006, GM (through GMAC) sold approximately 78% of its equity in GMAC Commercial Mortgage for approximately $1.5 billion in cash. Subsequent to the sale, the remaining interest in GMAC Commercial Mortgage is reflected under the equity method. At December 31, 2005 and September 30, 2005, GMAC Commercial Mortgage’s assets and liabilities had been classified as held for sale in GM’s Condensed Consolidated Balance Sheet.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Inventories

Inventories included the following:

	September 30,	December 31,	September 30,
	2006	2005	2005
	(Dollars in millions)

Productive material, work in process, and supplies	$7,108	$5,471	$6,329
Finished product, service parts, etc.	9,208	9,871	8,729

Total inventories at FIFO	16,316	15,342	15,058
Less LIFO allowance	(1,491)	(1,491)	(1,303)

Total inventories (less allowances)	$14,825	$13,851	$13,755
Financing and Insurance Operations Off-lease vehicles	—	503	420

Total consolidated inventories (less allowances)	$14,825	$14,354	$14,175

At September 30, 2006, FIO off-lease vehicles totaling $554 million are presented as held for sale.

Note 4.	Goodwill and Acquired Intangible Assets

The components of intangible assets were as follows:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(Dollars in millions)

September 30, 2006
Amortizing intangible assets:
Patents and intellectual property rights	$522	$188	$334
Non-amortizing intangible assets:
Goodwill			768
Pension intangible asset			547

Total goodwill and intangible assets			$1,649

September 30, 2005
Amortizing intangible assets:
Patents and intellectual property rights	$510	$108	$402
Non-amortizing intangible assets:
Goodwill			529
Pension intangible asset			743

Total goodwill and intangible assets			$1,674
Financing and Insurance Operations
Amortizing intangible assets:
Customer lists and contracts	$63	$41	$22
Trademarks and other	29	18	11

Total	92	59	33
Non-amortizing intangible assets:
Goodwill			3,092

Total goodwill and intangible assets			3,125

Total consolidated goodwill and intangible assets			$4,799

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Goodwill and Acquired Intangible Assets — (concluded)

At September 30, 2006, FIO goodwill and intangible assets totaling $1,738 million and $62 million, respectively, are presented as held for sale.

Estimated amortization expense, excluding FIO, in each of the next five years is as follows: 2007 — $56 million; 2008 — $52 million; 2009 — $45 million; 2010 — $23 million; and 2011 — $16 million.

The changes in the carrying amounts of goodwill for nine months ended September 30, 2006, and 2005, were as follows:

			Total
	GMNA	GME	Auto & Other	GMAC	Total
	(Dollars in millions)

Balance as of December 31, 2005	$383	$374	$757	$2,446	$3,203
Goodwill acquired during the period	10	—	10	73	83
Impairment	—	—	—	(828)	(828)
Reclassification of GMAC goodwill to assets held for sale (a)	—	—	—	(1,738)	(1,738)
Transfer of business unit (See Note 16)	(63)	63	—	—	—
Effect of foreign currency translation and other	(34)	35	1	47	48

Balance as of September 30, 2006	$296	$472	$768	$—	$768

Balance as of December 31, 2004	$154	$446	$600	$3,274	$3,874
Goodwill acquired during the period	—	—	—	7	7
Reclassification of GMAC goodwill to assets held for sale (b)	—	—	—	(130)	(130)
Effect of foreign currency translation and other	(8)	(63)	(71)	(59)	(130)

Balance as of September 30, 2005	$146	$383	$529	$3,092	$3,621

(a)	Included in Other Assets in table of assets and related liabilities of GMAC held for sale in Note 2.

(b)	At September 30, 2005, GMAC’s Commercial Mortgage segment goodwill of $130 million was reclassified to assets held for sale.

With the changes in key personnel in the Commercial Finance business, GMAC initiated a goodwill impairment test, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), outside of the annual goodwill impairment testing period. A thorough review of the business by the new leadership, with a particular focus on long-term strategy, was performed. As a result of the review, the operating divisions were reorganized, and the decision was made to implement a different exit strategy for the workout portfolio and to exit product lines with lower returns. These decisions had a significant impact on expected asset levels and growth rate assumptions used to estimate the fair value of the business. In particular, the analysis performed during the third quarter incorporates management’s decision to discontinue activity in the equipment finance business, which had a portfolio of over $1 billion, representing approximately 20 percent of Commercial Finance business average assets outstanding during 2006.

The fair value of the Commercial Finance business was determined using an internally developed discounted cash flow analysis based on five year projected net income and a market driven terminal value multiple. Based upon the results of the assessment, an impairment charge of $828 million was recorded during the third quarter of 2006. See Note 15.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Investment in Nonconsolidated Affiliates

Nonconsolidated affiliates of GM identified herein are those entities in which GM owns an equity interest and for which GM uses the equity method of accounting, because GM has the ability to exert significant influence over decisions relating to their operating and financial affairs. GM’s significant affiliates, and the percent of GM’s current equity ownership or voting interest in them include the following: Japan — Fuji Heavy Industries Ltd. (FHI) (sold during fourth quarter of 2005, 20.1% at September 30, 2005), Suzuki (3.7% at September 30, 2006, and 20.4% at September 30, 2005); China — Shanghai General Motors Co., Ltd (50% at September 30, 2006 and 2005), SAIC GM Wuling Automobile Co., Ltd (34% at September 30, 2006 and 2005). Information regarding GM’s share of income (loss) for all nonconsolidated affiliates (as described above) in the following countries is included in the table below:

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Italy	$—	$—	$—	$32
Japan	$—	$45	$21	$140
China	$88	$86	$258	$218
Korea	$—	$—	$—	$17

In April 2006, GMAC signed a definitive agreement to sell its entire interest in a regional home builder. In the second quarter of 2006, GMAC recognized a gain of $415 million on the sale of such equity interest. Under the equity method of accounting, GMAC’s share of pretax income recorded from this investment was approximately $42.4 million and $35.2 million for the nine months ended September 30, 2006 and 2005, respectively.

In March 2006, GM sold 92.36 million shares of its investment in Suzuki, reducing GM’s equity stake in Suzuki from 20.4% to 3.7% (16.3 million shares). The sale of GM’s interest generated cash proceeds of $2 billion and a gain on sale of $630 million for the nine months ended September 30, 2006. Effective with completion of the sale, GM’s remaining investment in Suzuki is accounted for as an available for sale equity security.

In the second quarter of 2005, GM recorded an impairment charge of $812 million ($788 million after tax) associated with its investment in the common stock of FHI, which is reflected in Other Expenses in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2005.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Product Warranty Liability

Policy, product warranty, recall campaigns and certified used vehicles liability included the following:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2006	2005	2005
	(Dollars in millions)

Beginning balance	$9,128	$9,315	$9,315
Payments	(3,304)	(4,696)	(3,542)
Increase in liability (warranties issued during period)	3,510	5,159	4,009
Adjustments to liability (pre-existing warranties)	(426)	(381)	(274)
Effect of foreign currency translation	157	(269)	(204)

Ending balance	$9,065	$9,128	$9,304

Management reviews and adjusts these estimates on a regular basis based on the differences between actual experience and historical estimates or other available information.

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

In 2005, GM recognized a charge of $1.9 billion, or $1.2 billion after tax, for postemployment benefits related to the restructuring of its North American operations announced in November 2005 (the GMNA Restructuring). Approximately 17,500 employees were included in the charge for locations included in this action, some leaving the company through attrition and some transferring to other sites.

On March 22, 2006, GM, Delphi and the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) reached an agreement (the UAW Attrition Agreement) intended to reduce the number of U.S. hourly employees through an accelerated attrition program (the Attrition Program), as detailed in our Current Reports on Form 8-K filed on March 22, April 13, and June 27, 2006. The agreement provided for a combination of early retirement programs and other incentives designed to help reduce employment levels at GM. Approximately 34,400 GM hourly employees have agreed to the terms of the Attrition Program. As a result of the Attrition Program, in the second quarter of 2006, GM recorded a charge of approximately $2.1 billion to recognize the wage and benefits cost of those accepting normal and voluntary retirements, buy-outs or pre-retirement leaves.

In the first quarter of 2006, GM recorded a favorable adjustment of $136 million to the reserve for postemployment benefits, primarily due to higher than anticipated headcount reductions associated with previously announced GMNA plant idling activities. In addition, in the first quarter of 2006 a charge of $81 million was recorded to reflect GM’s commitment under the Attrition Program to pay a lump-sum to certain UAW and IUE-represented GM retirees with recent retirements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	GMNA Postemployment Benefit Costs — (concluded)

In the second quarter of 2006, GM recorded a favorable adjustment of $853 million to the reserve for postemployment benefits, primarily due to a higher than anticipated level of participation by employees at idled facilities and facilities to be idled that were previously accrued for under JOBS bank provisions. Those employees’ wage and benefit costs were then included in the accrual made in the second quarter of 2006 under the Attrition Program, referred to previously. In addition, in the second quarter of 2006, GM announced plans to idle a shift at the Lordstown Assembly Plant in 2006 and to idle its service parts operations at the Drayton Plains facility in 2008. A pre-tax charge of $13 million was recorded to recognize future wages and benefit obligations associated with the idling of workforce at these two facilities.

In the third quarter of 2006, GM recorded a favorable pre-tax adjustment of $118 million to the postemployment benefits reserve primarily as a result of the transfer of employees from idled plants to other plant sites to replace those positions held by employees that accepted retirements, buy-outs or pre-retirement leaves. In the first nine months of 2006, GM recorded favorable reserve adjustments amounting to $1.1 billion primarily due to a higher than anticipated level of attrition program participation by employees at idled facilities and facilities to be idled that were previously accrued for under the JOBS bank provisions. The employees’ wage and benefit costs were then included in the charge made in the second quarter of 2006 under the Attrition Program, which is discussed in the above paragraph.

At September 30, 2006, the postemployment benefit cost reserve reflects estimated future wages and benefits of $1.7 billion related to approximately 9,300 employees, primarily located at idled facilities and facilities to be idled as a result of previous announcements and approximately 15,000 employees under the terms of the Attrition Program. At December 31, 2005, this reserve was approximately $2 billion related to the estimated future wages and benefits of approximately 18,400 employees, primarily at idled facilities and facilities to be idled as a result of previous announcements in 2005. The postemployment benefits reserve was $175 million related to numerous facilities and approximately 1,500 employees as of September 30, 2005. The following table summarizes the activity for this reserve:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2006	2005	2005
	(Dollars in millions)

Beginning balance	$2,012	$237	$237
Additions	2,213	1,891	—
Interest accretion	24	12	9
Payments	(1,490)	(91)	(73)
Adjustments	(1,107)	(37)	2

Ending balance	$1,652	$2,012	$175

In addition to the postemployment benefit reserves referenced above, as a result of the significant reduction of GM’s hourly employees through the UAW Attrition Agreement, GM recorded a favorable adjustment of $123 million to its sickness and accident, and extended disability benefit reserves in the third quarter of 2006. The reserves recognize future obligations for income replacement, health care costs and life insurance premiums for employees currently disabled and those who may become disabled in the future.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Commitments and Contingent Matters

Commitments

GM has guarantees related to its performance under operating lease arrangements and the residual value of lease assets totaling $636 million. Expiration dates vary, and certain leases contain renewal options. The fair value of the underlying assets is expected to fully mitigate GM’s obligations under these guarantees. Accordingly, no liabilities were recorded with respect to such guarantees.

Also, GM has entered into agreements with certain suppliers and service providers that guarantee the value of the suppliers’ assets and agreements with third parties that guarantee fulfillment of certain suppliers’ commitments. The maximum exposure under these commitments amounts to $61 million.

GMAC has guaranteed certain amounts related to the securitization of mortgage loans, agency loan programs, loans sold with recourse, and the repayment of third party debt. In addition, GMAC issues financial standby letters of credit as part of its financing and mortgage operations. At September 30, 2006 approximately $11 million was recorded with respect to these guarantees, the maximum exposure under which is approximately $7.7 billion.

In addition to guarantees, GM has entered into agreements indemnifying certain parties with respect to environmental conditions pertaining to ongoing or sold GM properties. Due to the nature of the indemnifications, GM’s maximum exposure under these agreements cannot be estimated. No amounts have been recorded for such indemnities.

In connection with certain divestitures made prior to January 1, 2003, GM has provided guarantees with respect to benefits for former GM employees related to pensions and postretirement health care and life insurance. Other than items pertaining to the change in the fourth quarter of 2005 charge with respect to the contingent exposures relating to the Delphi Chapter 11 filing, including under the benefit guarantees, the maximum exposure under these agreements cannot be estimated due to the nature of these indemnities. No amounts have been recorded for such indemnities as the Corporation’s obligations under them are not probable and reasonably estimable.

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

Contingent Matters

Litigation is subject to uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, governmental investigations, claims, and proceedings are pending against the Corporation, including a number of stockholder class actions, bondholder class actions, stockholder derivative suits and ERISA class action and other matters arising out of alleged product defects including asbestos-related claims; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier, and other contractual relationships; and environmental matters.

GM has established reserves for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, incurred but not reported asbestos-related claims, environmental remediation programs, or sanctions, that if granted, could require the Corporation to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2006. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation’s consolidated financial condition or results of operations.

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

GM has worked and will continue to work constructively in the court proceedings with Delphi, Delphi’s unions, and other participants in Delphi’s restructuring process. GM’s goal is to achieve outcomes that are in the best interests of GM and its stockholders, and, to the extent conducive to those goals, that enable Delphi to continue as an important supplier to GM.

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

Delphi filed, on March 31, 2006, motions under the U.S. Bankruptcy Code seeking authority to reject its U.S. labor agreements and modify retiree welfare benefits. The unions and certain other parties have filed objections to these motions. Hearings on these motions were adjourned indefinitely, to allow Delphi, its unions, and GM additional time to focus on reaching comprehensive consensual agreements. While Delphi has indicated to us that it expects no disruptions in its ability to continue supplying us with the systems, components, and parts we need as Delphi pursues its bankruptcy restructuring plan, labor disruptions at Delphi resulting from Delphi’s pursuit of a restructuring plan could seriously disrupt our North American operations, prevent us from executing our GMNA turnaround initiatives, and materially adversely impact our business. Accordingly, resolution of the Delphi related issues remains a critical near term priority.

Delphi also filed a motion on March 31, 2006 under the U.S. Bankruptcy Code seeking authority to reject certain supply contracts with GM. A hearing on this motion was adjourned indefinitely by the court pending further developments related to Delphi’s U.S. labor agreements and retiree welfare benefits as discussed above. Although Delphi has not rejected any GM contracts as of this time and has assured GM that it does not intend to disrupt production at GM assembly facilities, there is a risk that Delphi or one or more of its affiliates may reject or threaten to reject individual contracts with GM, either for the purpose of exiting specific lines of business or in an attempt to increase the price GM pays for certain parts and components. As a result, GM could be materially adversely affected by disruption in the supply of automotive systems, components and parts that could force the suspension of production at GM assembly facilities.

GM is seeking to minimize risk by protecting our right of setoff against the $1.15 billion we owed to Delphi as of the date of its Chapter 11 filing. A procedure for determining setoff claims has been put in place by the Bankruptcy Court. However, the extent to which these obligations are covered by our right to setoff may be subject to dispute by Delphi, the creditors committee, or Delphi’s other creditors, and limitation by the court. GM cannot provide any assurance that it will be able to fully or partially setoff such amounts. However, to date setoffs of approximately $53.6 million have been agreed to by Delphi and taken by GM. The financial impact of a substantial compromise of our right of setoff could have a material adverse impact on our financial position. In addition, the basis, amounts, and priority of any claims against Delphi that GM currently has or may have in the future may be challenged by other parties in interest in Delphi’s bankruptcy proceeding. The scope and results of such challenges cannot be predicted with certainty.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Commitments and Contingent Matters — (continued)

In connection with GM’s spin-off of Delphi in 1999, GM entered into separate agreements with the UAW, the International Union of Electronics Workers — Communication Workers of America (IUE-CWA) and the United Steel Workers. In each of these three agreements (Benefit Guarantee Agreement(s)), GM provided contingent benefit guarantees to make payments for limited pension and OPEB to certain former GM U.S. hourly employees who transferred to Delphi as part of the spin-off and meet the eligibility requirements for such payments (Covered Employees).

Each Benefit Guarantee Agreement contains separate benefit guarantees related to pensions and OPEB. These limited benefit guarantees each have separate triggering events that initiate potential GM liability if Delphi fails to provide the corresponding benefit at the required level. Therefore, it is possible that GM could incur liability under one of the guarantees (e.g., pension) without triggering the other guarantees (e.g., postretirement health care or life insurance). In addition, with respect to pension benefits, GM’s obligation under the pension benefit guarantees only arises to the extent that the combination of pension benefits provided by Delphi and the Pension Benefit Guaranty Corporation (PBGC) falls short of the amounts GM has guaranteed.

The Chapter 11 filing by Delphi does not by itself trigger any of the benefit guarantees. Moreover, Delphi’s filing of motions under the U.S. Bankruptcy Code to reject its U.S. labor agreements and modify retiree welfare benefits does not trigger any of the benefit guarantees. In addition, the benefit guarantees expire on October 18, 2007 if not previously triggered by Delphi’s failure to pay the specified benefits. If a benefit guarantee is triggered before its expiration date, GM’s obligation could extend for the lives of affected Covered Employees, subject to the applicable terms of the pertinent benefit plans or other relevant agreements.

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

As of September 30, 2006 approximately 12,400 UAW-represented Delphi employees had elected one of the retirement options available under the UAW Attrition Agreement.

On June 29, 2006 the Bankruptcy Court approved a motion by Delphi to offer similar attrition packages and a buyout program to approximately 8,500 hourly employees represented by the IUE-CWA and a buyout program to hourly employees represented by the UAW, many of whom were not eligible for the earlier offer. As of September 30, 2006 approximately 6,300 IUE-CWA-represented Delphi employees and approximately 1,400 UAW-represented Delphi employees had elected to participate in these attrition and buyout programs. GM and Delphi will share the cost of these programs. GM will have an allowed prepetition, general unsecured claim against the estate of Delphi for payments that it makes under the buyout program and a prepetition, general unsecured claim for costs, other than the $35,000 lump-sum payment, incurred in the IUE-CWA attrition program assertable against the estate of Delphi under certain existing agreements. This claim is subject to the rights of parties in interest to object to allowance on any grounds other than that the claim did not arise under the terms of the pre-existing contractual agreements between GM and Delphi. In addition, the basis, amounts, and priority of any claims against Delphi that GM currently has or may have in the future may be challenged by other parties in interest in Delphi’s bankruptcy proceeding. The scope and results of such challenges cannot be predicted with certainty. The estimated cost to GM of these programs is comprehended in the charge of $5.5 billion recorded by GM in the fourth quarter of 2005 related to GM’s contingent exposure related to Delphi’s bankruptcy filing.

GM believes that it is probable that it has incurred a contingent liability due to Delphi’s Chapter 11 filing. Based on currently available data and ongoing discussions with Delphi and other stakeholders, GM believes that the range of the contingent exposures is between $6 billion and $7.5 billion, with amounts near the low end of the range considered more possible than amounts near the high end of the range. GM established a liability of $5.5 billion ($3.6 billion after tax) for this contingent exposure in the fourth quarter of 2005, and recorded an additional charge of $0.5 billion ($0.3 billion after tax) in the third quarter of 2006 to reflect GM’s potential exposure for OPEB costs associated with previously divested Delphi business units and certain labor restructuring costs, including but not limited to expenditures related to the attrition plans discussed above. These views reflect GM’s current assessment that it is unlikely that a Chapter 11 process will result in both a termination of Delphi’s pension plan and to complete elimination of its OPEB plans. The amount of this charge may change, depending on the result of further discussions among GM, Delphi, and Delphi’s unions, and other factors. In addition to theses charges, GM may agree to reimburse Delphi for certain labor expenses to be incurred upon and after Delphi’s emergence from bankruptcy. GM’s current estimate of these expenses involves an initial payment in 2007, not expected to exceed approximately $400 million, and ongoing expenses of limited duration and estimated to average less than $100 million annually. GM will recognize these expenses as incurred in the future. As a result of ongoing negotiations, the actual impact of the Delphi matter will not be known until a consensual agreement has been reached and approved by the Bankruptcy Court.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Comprehensive Income (Loss)

GM’s total comprehensive income (loss), net of tax, was as follows:

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Net loss	$(91)	$(1,664)	$(3,025)	$(3,904)
Other comprehensive income (loss)
Accumulated foreign currency translation	$54	$15	$97	$(436)
Net gains (losses) on derivatives	(456)	75	(40)	(183)
Net unrealized gains (losses) on securities	156	55	3	(9)
Minimum pension liability adjustment	(28)	(81)	(82)	(27)

Total other comprehensive income (loss)	(274)	64	(22)	(655)

Total comprehensive loss	$(365)	$(1,600)	$(3,047)	$(4,559)

Note 10.	Earnings (Loss) Per Share Attributable to Common Stock

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

Certain stock options and convertible securities were not included in the computation of diluted EPS for the periods presented since the instruments’ underlying exercise prices were greater than the average market prices of GM $1 2/3 par value common stock and inclusion would be antidilutive. Such shares not included in the computation of diluted EPS were 106 million and 112 million for the quarters ended September 30, 2006 and 2005, respectively. Such shares not included in the computation of diluted EPS were 107 million and 112 million for the nine months ended September 30, 2006 and 2005, respectively.

Note 11.	Depreciation and Amortization

Depreciation and amortization, including asset impairment charges, included in cost of sales and selling, general and administrative expenses were as follows:

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Depreciation	$1,075	$1,256	$3,266	$3,818
Amortization of special tools	837	1,907	2,682	3,526
Amortization of intangible assets	16	14	45	37

Total	$1,928	$3,177	$5,993	$7,381

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Pensions and Other Postretirement Benefits

	U.S. Plans		Non-U.S. Plans		U.S. Other		Non-U.S.
	Pension Benefits		Pension Benefits		Benefits		Other Benefits
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	(Dollars in millions)

Components of (income) expense
Service cost	$150	$279	$140	$69	$113	$175	$13	$13
Interest cost	1,257	1,221	295	234	891	1,027	48	55
Expected return on plan assets	(2,052)	(1,974)	(278)	(184)	(422)	(421)	—	—
Amortization of prior service cost	164	291	15	26	(487)	(18)	(21)	2
Recognized net actuarial loss	220	517	113	70	432	563	34	22
Curtailments, settlements, and other	(21)	—	78	8	23	—	—	—

Net (income) expense	$(282)	$334	$363	$223	$550	$1,326	$74	$92

	U.S. Plans		Non-U.S. Plans		U.S. Other		Non-U.S.
	Pension Benefits		Pension Benefits		Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	(Dollars in millions)

Components of expense
Service cost	$575	$838	$381	$211	$457	$527	$39	$37
Interest cost	3,713	3,663	723	710	3,011	3,080	143	162
Expected return on plan assets	(6,110)	(5,922)	(629)	(551)	(1,172)	(1,263)	—	—
Amortization of prior service cost	621	873	65	80	(620)	(53)	(62)	6
Recognized net actuarial loss	906	1,550	303	208	1,668	1,687	100	66
Curtailments, settlements, and other	4,369	112	109	91	23	—	—	2

Net expense	$4,074	$1,114	$952	$749	$3,367	$3,978	$220	$273

On February 7, 2006, GM announced it would increase the U.S. salaried workforce’s participation in the cost of health care, capping GM’s contributions to salaried retiree health care at the level of 2006 expenditures. On March 7, 2006, GM announced it would modify the terms of the U.S. salaried pension plan. The remeasurement of the U.S. salaried OPEB plans as of February 9, 2006 as a result of these benefit modifications generated a $0.2 billion and $0.3 billion reduction in OPEB expense for the three and nine months ended September 30, 2006, respectively. The remeasurement of GM’s U.S. salaried pension plan as of March 31, 2006 as a result of these benefit modifications generated a $0.1 billion and $0.3 billion reduction in pension expense for the three and nine months ended September 30, 2006. Both of these impacts are reflected in the table above.

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

Settlement Agreement generated a $0.7 billion reduction in OPEB expense for the three and nine months ended September 30, 2006 and is reflected in the table above.

GM accounted for the reduced health care coverage provisions of the UAW Settlement Agreement as an amendment of GM’s Health Care Program for Hourly Employees (the Modified Plan). GM previously estimated that the reduced health care coverage provisions of the UAW Settlement Agreement would result in an approximately $15 billion reduction of GM’s OPEB obligations related to the Modified Plan. In conjunction with the measurement of the Modified Plan as of March 31, 2006, the estimated reduction of GM’s OPEB obligations increased from $15 billion to $17 billion attributable primarily to an increase in the discount rate utilized in the March 31, 2006 measurement. The reduction is being amortized on a straight-line basis over the remaining service lives of active UAW hourly employees (7.4 years) as a reduction of OPEB expense. This reduction of expense will be partially offset by the amortization over the same period of approximately $3 billion related to capped benefits expected to be paid from contributions to the Mitigation Plan as discussed below, and the expense related to previously negotiated wage increases for active employees now diverted to the Mitigation Plan. GM has no obligation to make contributions in excess of those described, and hence the Mitigation Plan is being accounted for as a capped defined benefit plan.

The UAW Settlement Agreement also provides that GM make contributions to a new independent Voluntary Employees’ Beneficiary Association (the Mitigation Plan). The assets of the Mitigation Plan will be used to mitigate the effect of reduced GM health care coverage on individual UAW retirees and, depending on the level of mitigation, are expected to be available for a number of years. The new independent Mitigation Plan is being partially funded by GM contributions of $1 billion in each of 2006, 2007 and 2011. The 2011 contribution may be accelerated under specified circumstances. GM will also make future contributions subject to provisions of the Settlement Agreement that relate to profit sharing payments, increases in the value of a notional number of shares of GM’s $1 2/3 par value common stock, as well as wage deferral payments and dividend payments. During the second quarter of 2006, as required in the UAW Settlement Agreement, GM made a $1 billion contribution to the Mitigation Plan.

As detailed in Note 7, GM, Delphi, and the UAW reached an agreement on March 22, 2006 intended to reduce the number of U.S. hourly employees through the Attrition Program. As a result of the Attrition Program, GM has recognized curtailment losses under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” due to the significant reduction in the expected aggregate years of future service of the employees in the U.S. hourly pension and OPEB plans, respectively. The curtailment losses include recognition of the change in the projected benefit obligation (PBO) or accumulated postretirement benefit obligation (APBO) and a portion of the previously unrecognized prior service cost reflecting the reduction in expected future service. GM recognized a curtailment loss related to the U.S. hourly pension plan of approximately $4.4 billion in the second quarter of 2006. GM recognized a curtailment loss of $23 million in the third quarter of 2006 related to the U.S. hourly OPEB plans measured at May 31, 2006. Both of these impacts are reflected in the table above.

The remeasurement of GM’s U.S. hourly pension plan as of April 30, 2006 as a result of the Attrition Program generated a $0.3 billion and $0.4 billion reduction in pension expense for the three and nine months ended September 30, 2006, respectively. The remeasurement of the U.S. hourly OPEB plans as of May 31, 2006 as a result of the Attrition Program generated an approximate $30 million reduction in OPEB expense for the three and nine months ended September 30, 2006. Both of these impacts are reflected in the table above.

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

remeasurements of U.S. salaried and hourly OPEB plans for health care benefit modifications and the Attrition Program reduced the U.S. OPEB APBO by $19.9 billion. The weighted average discount rate used to determine the benefit obligation was 6.25%. This represents an 80 basis point increase from the 5.45% weighted average discount rate used at year-end 2005.

GM withdrew $2 billion and $4 billion from the VEBA trust for the three and nine months ended September 30, 2006. On a quarterly basis, GM evaluates the need for additional VEBA withdrawals.

Note 13.	Impairments, Restructuring and Other Initiatives

Impairments

In the third quarter of 2006, GMNA recorded impairment charges totaling $172 million ($112 million after tax) which includes $102 million ($66 million after tax) related to product specific assets and $70 million ($46 million after tax) related to the write-down of various plant assets due to decreased profitability and production associated with the planned cessation of production at the Doraville, Georgia assembly plant in 2008. Additionally, GME recorded an after tax impairment charge of $4 million related to the writedown of assets at the Azambuja plant. Asset impairment charges are recorded in Automotive Cost of Sales in the Condensed Consolidated Statement of Operations.

In the second quarter of 2006, GM recorded impairment charges totaling $363 million ($234 million after tax) related to product specific assets. Of this, $303 million ($197 million after tax) was at GMNA and $60 million ($37 million after tax) was at GME. In addition, GME recorded an asset impairment charge of $84 million ($57 million after tax), in connection with the announced closure of GM’s Portugal assembly plant, which is scheduled to close in December 2006. Asset impairment charges are recorded in Automotive Cost of Sales in the Condensed Consolidated Statements of Operations.

In the third quarter of 2005, the business planning cycle was accelerated as a result of the lack of improved performance in the second quarter of 2005. In connection with this process, GM reviewed the carrying value of certain long-lived assets held and used, other than goodwill and intangible assets with indefinite lives. In addition, restructuring initiatives were announced in the third quarter of 2005 in GMAP related to production in Australia, resulting in additional impairment charges. In GMLAAM, unusually strong South American currencies adversely affected the profitability of GMLAAM’s export business. Management’s decision to adjust GMLAAM’s export volumes resulted in lower expected future cash flows, resulting in an impairment charge in the region. These reviews and initiatives resulted in impairment charges in the third quarter of 2005 totaling $1.2 billion ($788 million after tax). Of this, $743 million ($468 million after tax) was at GMNA, $262 million ($176 million after tax) was at GME, $150 million ($99 million after tax) was at GMLAAM, and $64 million ($45 million after tax) was at GMAP. Impairments primarily related to product specific assets but also include amounts related to office and production facilities. These charges were recorded in Automotive Cost of Sales in the Condensed Consolidated Statements of Operations.

GMNA results in the first quarter of 2005 include a charge of $134 million ($84 million after tax), for the write-down to fair market value of various plant assets in connection with the first quarter 2005 announcement to discontinue production at the Lansing assembly plant during the second quarter of 2005. Total impairment charges were $872 million, after tax, for the nine months ended September 30, 2005.

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

Restructuring and Other Initiatives

GMNA results for the nine month period ended September 30, 2006 included a charge recognized in the first quarter of 2006 of $65 million after tax, related to costs expected to be incurred in 2006 under a new salaried severance program, which allows involuntarily terminated employees to receive continued salary and benefits for a period of time after termination.

Results for the nine month period ended September 30, 2005 include after tax charges recognized in the first quarter of $140 million in GMNA and $8 million in Other Operations related to voluntary early retirement and other separation programs with respect to certain salaried employees in the U.S.

GME results for the third quarter of 2006 included restructuring charges for separations totaling $83 million, after tax. The charge relates mainly to the reduction of one shift at the Ellesmere Port plant in the U.K. as well as the continuing separation activities related to the restructuring plan announced in the fourth quarter of 2004. GME results for the nine month period ended September 30, 2006 include after tax charges for separations and contract cancellations of $210 million. These charges are related to the restructuring plan announced in the fourth quarter of 2004, the closure of GM’s Portugal assembly plant, and the reduction of one shift at the Ellesmere Port plant in the U.K. The charge for the three and nine month periods ended September 30, 2006 for the restructuring plan announced in 2004 was $22 million and $91 million, after tax, respectively. GME’s restructuring plan targeted a total reduction of 12,000 employees over the period 2005 through 2007 through separation programs, early retirements, and selected outsourcing initiatives. As of September 30, 2006 approximately 10,800 employees have left GM under this restructuring program and the program is on target to achieve the total headcount reduction, as well as the targeted annual structural cost reduction of $600 million by 2006. Additional charges related to this program of about $55 million, after tax, are expected through the end of 2007. The charge for the nine month period for the closure of the Portugal plant was $23 million, after tax, and was related to separations and contract cancellations. The plant is scheduled to close in December 2006, resulting in a total separation of approximately 1,100 employees. Further charges are expected in the last quarter of 2006 as the restructuring activities develop. The charge for the three and nine month periods ended September 30, 2006 for the shift reduction in Ellesmere Port was $61 million and $87 million, after tax, respectively. The shift reduction is targeted to reduce the work force in the U.K. by approximately 1,200 employees by the end of 2006. Additional separation charges will be recorded in the last quarter of 2006 as further employees sign up for this separation program. The estimated total cost of the program is approximately $105 million, after tax.

GME results for the nine month period ended September 30, 2005, included restructuring charges of $604 million, after tax, for separations, mainly related to the restructuring plan announced in the fourth quarter of 2004, but included cost related to the dissolution of the Powertrain joint venture with Fiat in the second quarter of 2005, and a charge for product specific asset impairments of $176 million, after tax.

Results for the nine month period ended September 30, 2006 include restructuring charges at GMLAAM of $42 million after tax. These restructuring charges relate to the costs of voluntary employee separations at GM do Brasil.

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

The compensation cost for the above plans was approximately $52.7 million and $26.7 million for the three months ended September 30, 2006 and 2005, respectively and $136.7 million and $77.6 million for the nine months ended September 30, 2006 and 2005, respectively. The total income tax benefit recognized for share-based compensation arrangements was approximately $19.8 million and $10.2 million for the three months ended September 30, 2006 and 2005, respectively and $46.5 million and $29.5 million for the nine months ended September 30, 2006 and 2005, respectively.

GMSIP and GMSSOP

Under the GMSIP, 27.4 million shares of GM $1 2/3 par value common stock may be granted from June 1, 2002, through May 31, 2007, of which approximately 4.6 million were available for grants at September 30, 2006. Any shares granted and undelivered under the GMSIP, due primarily to expiration or termination, become again available for grant. Options granted prior to 1997 under the GMSIP generally are exercisable one-half after one year and one-half after two years from the dates of grant. Stock option grants awarded since 1997 are generally exercisable one-third after one year, one-third after two years and fully after three years from the dates of grant. Option prices are 100% of fair market value on the dates of grant and the options generally expire 10 years from the dates of grant, subject to earlier termination under certain conditions.

Under the GMSSOP, which commenced January 1, 1998 and ends December 31, 2007, the number of shares of GM $1 2/3 par value common stock that may be granted each year is determined by management. Approximately 1.3 million shares of GM $1 2/3 par value common stock were available for grants at September 30, 2006. Stock options vest one year following the date of grant and are exercisable two years from the date of grant. Option prices are 100% of fair market value on the dates of grant and the options generally expire 10 years and two days from the dates of grant subject to earlier termination under certain conditions.

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

	Three Months Ended September 30,
	2006	2005
	GMSIP	GMSIP

Interest rate	5.19%	4.14%
Expected life (years)	6	6
Expected volatility	38.89%	34.03%
Dividend yield	3.37%	5.49%

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Stock Incentive Plans — (continued)

Changes in the status of outstanding options were as follows:

	GMSIP
	$1 2/3 Par Value Common
			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares Under	Exercise	Contractual	Intrinsic
	Option	Price	Term	Value

Options outstanding at January 1, 2006	84,130,586	$53.11
Granted	2,836,996	21.32
Exercised	—	—
Terminated	5,032,773	$46.56

Options outstanding at September 30, 2006	81,934,809	$52.41	4.8	$33,607,397

Options exercisable at September 30, 2006	71,777,168	$54.67	4.3	—

	GMSSOP
	$1 2/3 Par Value Common
			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares Under	Exercise	Contractual	Intrinsic
	Option	Price	Term	Value

Options outstanding at January 1, 2006	27,213,635	$55.19
Granted	—	—
Exercised	—	—
Terminated	558,159	53.69

Options outstanding at September 30, 2006	26,655,476	$55.22	5.3	—

Options exercisable at September 30, 2006	26,655,476	$55.22	5.3	—

The weighted-average grant-date fair value was $9.78 and $7.19 for the GMSIP options granted during the three and nine month periods ended September 30, 2006 and 2005, respectively. There were no options granted or exercised under the GMSSOP during the three and nine month periods ended September 30, 2006 and 2005.

GMLTIP

The GMLTIP consists of award opportunities granted to participants that are based on the achievement of specific corporate business criteria. The target number of shares of GM $1 2/3 par value common stock that may be granted each year is determined by management. These grants are subject to a three year performance period and the final award payout may vary based on the achievement of those criteria. The condition for all three plans is a minimum percentile ranking of GM’s TSR among the companies in the S&P 500.

At September 30, 2006, approximately 5.8 million target shares were outstanding under the GMLTIP. Of these outstanding shares, a total of 1.3 million were granted in 2004 at a grant-date fair value of $53.92. Management intends to settle these awards with GM $1 2/3 par value common stock. Of the remaining outstanding shares, approximately 2 million were granted in 2005 at a fair value of $36.37, and 2.5 million were granted for the nine month period ended September 30, 2006 at a fair value of $24.81. Management is required to settle these awards in cash. As a result, these cash-settled awards are recorded as a liability until the date of final award payout. In accordance with SFAS No. 123R, the fair value of each cash-settled award is recalculated at the end of each

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Stock Incentive Plans — (continued)

reporting period and the liability and expense adjusted based on the change in fair value. The preceding is the targeted number of shares that would be used in the final award calculation should the targeted performance condition be achieved. Final payout is subject to approval by the Executive Compensation Committee of the Board of Directors. The fair value at September 30, 2006 was $41.36 for the awards granted during the nine month period ended September 30, 2006 and $19.79 for the awards granted in 2005.

Prior to the adoption of SFAS No. 123R, the fair value of each award under the GMLTIP was equal to the fair market value of the underlying shares on the date of grant. Beginning January 1, 2006 in accordance with the adoption of SFAS No. 123R, the fair value of each cash-settled award under the GMLTIP is estimated on the date of grant, and for each subsequent reporting period, using a lattice-based option valuation model that uses the assumptions noted in the following table. Because lattice-based valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the implied volatility from GM’s tradable options. The expected term of these target awards represent the remaining time in the performance period. The risk-free rate for periods during the contractual life of the performance shares is based on the U.S. Treasury yield curve in effect at the time of valuation. Because the payout depends on the Corporation’s performance ranked with the S&P 500, the valuation also depends on the performance of other stocks in the S&P 500 from the grant date to the exercise date as well as estimates of the correlations among their future performances.

Three Months Ended
September 30,
2006

Expected volatility	48.8%
Expected dividends	N/A
Expected term (years)	1.46
Risk-free interest rate	5.25%

The weighted average remaining contractual term was 1.46 years for target awards outstanding at September 30, 2006. There were no shares delivered or cash paid during the three and nine month periods ended September 30, 2006 and 2005.

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

The fair value of each RSU is based on the Corporation’s stock price on the date of grant and each subsequent reporting period until date of settlement. There were 4.2 million RSUs granted during the nine month period ended September 30, 2006 with a weighted average grant date fair value of $21.01 per share. The fair value at September 30, 2006 was $33.26 per share.

The weighted average remaining contractual term was 2.42 years for the RSUs outstanding September 30, 2006. There were no share units vested or delivered during the three and nine month period ended September 30, 2006.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Stock Incentive Plans — (concluded)

Summary

A summary of the status of the Corporation’s options as of September 30, 2006 and the changes during the nine month period then ended, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2006	15,923,106	$9.28
Granted	2,836,996	7.19
Vested	8,395,674	9.45
Forfeited	206,787	8.63

Nonvested at September 30, 2006	10,157,641	$8.57

As of September 30, 2006, there was $22.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 0.7 years.

Cash received from option exercise under all share-based payment arrangements for the nine months ended September 30, 2006 and 2005 was $0 and $2.1 million, respectively. The tax benefit from the exercise of the share-based payment arrangements totaled $0 and $.8 million, respectively, for the nine months ended September 30, 2006 and 2005.

Note 15.	Other Income and Other Expenses

Other income included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Gain on sale of Isuzu interest	$—	$—	$311	$—
Gain on sale of Suzuki interest (See Note 5)	—	—	630	—
Gain on sale of GMAC investment in a regional homebuilder (See Note 5)	—	—	415	—

Total Other Income	$—	$—	$1,356	$—

In April 2006, GM sold its 7.9% equity interest (90.09 million shares) in Isuzu Motors Ltd. (Isuzu). The sale of GM’s interest in Isuzu generated cash proceeds of $311 million and a gain on sale of $311 million ($212 million after tax), which is reflected in Other Income in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2006. GM’s basis in its investment was written down to zero in 2001.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Other Income and Other Expenses — (concluded)

Other expenses included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Impairment loss on controlling interest of GMAC (See Note 2)	$615	$—	$1,823	$—
FHI impairment loss (See Note 5)	—	—	—	812
Impairment of goodwill (See Note 4)	828	—	828	—

Total other expenses	$1,443	$—	$2,651	$812

Note 16.	Segment Reporting

							Total
			GM		Total		Auto &		Other	Total
	GMNA	GME	LAAM	GMAP	GMA	Other	Other	GMAC	Financing(d)	Financing	Total
	(Dollars in millions)

For the Three Months Ended September 30, 2006
Automotive sales
External customers	$26,295	$7,091	$3,477	$3,007	$39,870	$(346)	$39,524	$—	$—	$—	$39,524
Intersegment	(1,398)	396	159	844	1	(1)	—	—	—	—	—

Total automotive sales	24,897	7,487	3,636	3,851	39,871	(347)	39,524	—	—	—	39,524
Financial services and insurance revenues	—	—	—	—	—	—	—	9,366	(2)	9,364	9,364
Other income	—	—	—	—	—	—	—	—	—	—	—

Total net sales and revenues	$24,897	$7,487	$3,636	$3,851	$39,871	$(347)	$39,524	$9,366	$(2)	$9,364	$48,888

Interest income(a)	$418	$151	$22	$31	$622	$(317)	$305	$697	$(187)	$510	$815
Interest expense	$794	$174	$13	$57	$1,038	$(427)	$611	$4,256	$(17)	$4,239	$4,850
Net income (loss)(c)	$(374)	$(103)	$184	$231	$(62)	$(25)	$(87)	$(325)	$321	$(4)	$(91)
Segment assets	$125,208	$24,150	$4,681	$12,770	$166,809	$(978)	$165,831	$309,838	$(6,091)	$303,747	$469,578
For the Three Months Ended September 30, 2005(b)
Automotive sales
External customers	$26,091	$6,890	$2,805	$2,893	$38,679	$(316)	$38,363	$—	$—	$—	$38,363
Intersegment	(1,406)	362	186	859	1	(1)	—	—	—	—	—

Total automotive sales	24,685	7,252	2,991	3,752	38,680	(317)	38,363	—	—	—	38,363
Financial services and insurance revenues	—	—	—	—	—	—	—	8,710	109	8,819	8,819
Other income	—	—	—	—	—	—	—	—	—	—	—

Total net sales and revenues	$24,685	$7,252	$2,991	$3,752	$38,680	$(317)	$38,363	$8,710	$109	$8,819	$47,182

Interest income(a)	$383	$96	$11	$17	$507	$(269)	$238	$601	$(138)	$463	$701
Interest expense	$801	$117	$62	$45	$1,025	$(279)	$746	$3,320	$(7)	$3,313	$4,059
Net income (loss)	$(2,175)	$(353)	$(68)	$126	$(2,470)	$145	$(2,325)	$654	$7	$661	$(1,664)
Segment assets	$124,409	$23,802	$5,075	$9,402	$162,688	$(3,295)	$159,393	$314,194	$(4,169)	$310,025	$469,418

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

							Total
			GM		Total		Auto &		Other	Total
	GMNA	GME	LAAM	GMAP	GMA	Other	Other	GMAC	Financing(d)	Financing	Total
	(Dollars in millions)

Note 16. Segment Reporting — (concluded)
For the Nine Months Ended September 30, 2006
Automotive sales
External customers	$86,343	$22,929	$10,126	$8,470	$127,868	$(982)	$126,886	$—	$—	$—	$126,886
Intersegment	(4,325)	1,392	470	2,464	1	(1)	—	—	—	—	—

Total automotive sales	82,018	24,321	10,596	10,934	127,869	(983)	126,886	—	—	—	126,886
Financial services and insurance revenues	—	—	—	—	—	—	—	27,215	71	27,286	27,286
Other income	—	—	—	941	941	—	941	415	—	415	1,356

Total net sales and revenues	$82,018	$24,321	$10,596	$11,875	$128,810	$(983)	$127,827	$27,630	$71	$27,701	$155,528

Interest income(a)	$1,016	$383	$68	$82	$1,549	$(873)	$676	$2,003	$(498)	$1,505	$2,181
Interest expense	$2,415	$486	$114	$164	$3,179	$(1,161)	$2,018	$11,637	$(45)	$11,592	$13,610
Net income (loss)(c)	$(4,818)	$(113)	$353	$1,063	$(3,515)	$(353)	$(3,868)	$1,210	$(367)	$843	$(3,025)
For the Nine Months Ended September 30, 2005(b)
Automotive sales
External customers	$80,060	$22,642	$7,681	$6,068	$116,451	$(607)	$115,844	$—	$—	$—	$115,844
Intersegment	(3,149)	1,307	544	1,300	2	(2)	—	—	—	—	—

Total automotive sales	76,911	23,949	8,225	7,368	116,453	(609)	115,844	—	—	—	115,844
Financial services and insurance revenues	—	—	—	—	—	—	—	25,250	330	25,580	25,580
Other income	—	—	—	—	—	—	—	—	—	—	—

Total net sales and revenues	$76,911	$23,949	$8,225	$7,368	$116,453	$(609)	$115,844	$25,250	$330	$25,580	$141,424

Interest income(a)	$997	$299	$40	$22	$1,358	$(721)	$637	$1,510	$(301)	$1,209	$1,846
Interest expense	$2,308	$366	$124	$61	$2,859	$(757)	$2,102	$9,370	$(22)	$9,348	$11,450
Net income (loss)	$(5,049)	$(963)	$(12)	$(409)	$(6,433)	$331	$(6,102)	$2,198	$—	$2,198	$(3,904)

(a)	Interest income is included in net sales and revenues from external customers.

(b)	Effective January 1, 2006, four powertrain entities were transferred from GMNA to GME for management reporting. Accordingly, third quarter of 2005 amounts have been revised for comparability by reclassifying $103 million of revenue, $10 million of net income and $339 million of segment assets from GMNA. For the nine months ended September 30, 2005, amounts have been revised by reclassifying $380 million of revenue and $59 million of net income from GMNA to GME.

(c)	For the three and nine months ended September 30, 2006, GM recognized a non-cash impairment charge of $615 million and $1,823 million respectively, on the pending sale of a controlling interest in GMAC which is reflected in the column “Other Financing.” Refer to Note 2.

(d)	Other Financing includes the elimination from total assets of net receivables from Auto & Other. Receivables eliminated were $4.8 billion and $3.4 billion at September 30, 2006 and 2005, respectively.

Note 17.	Subsequent Events

In October 2006, GM announced its plan to cease production at two former component plants that are included in GM’s consolidated financial results. The permanent idling of approximately 2,000 employees will occur in several stages, with the majority of the workforce being laid off by December 31, 2006. GM expects to record a charge of approximately $200 million after tax in the fourth quarter of 2006 primarily for the idling and separation costs of the workforce. Currently, GM and the UAW are developing a mutually agreed upon severance program to offer to the hourly workforce. The actual severance program offered to employees could impact the amount of the estimated charge.

Also, in October 2006, the GM Board of Directors approved a reduction to the level of life insurance coverage for corporate-paid salaried retiree life insurance. For eligible salaried employees who retire on or after May 1, 2007, coverage will reduce 50% 10 years from the date of retirement. Salaried retirees before May 1, 2007 will have their coverage reduced 50% on January 1, 2017. GM estimates this change will reduce GM’s year-end OPEB obligation by approximately $600 million.

* * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General Motors Corporation (together with its subsidiaries, the Corporation, General Motors, GM, we or us) is primarily engaged in automotive production and marketing and financing and insurance operations. With its largest operating presence located in North America, GM designs, manufactures, and markets vehicles worldwide. GM’s finance and insurance operations primarily relate to GMAC LLC, a wholly owned subsidiary of GM that is the successor to General Motors Acceptance Corporation (GMAC), which provides a broad range of financial services, including automotive finance and mortgage products and services. As discussed below, the sale of a 51% interest in GMAC to a consortium of investors is pending.

Financial Results

GM’s consolidated net sales and revenues increased to $48.9 billion in the third quarter of 2006 compared to $47.2 billion in the third quarter of 2005. The third quarter 2006 revenue levels set a GM record for third-quarter revenues, representing an increase of more than 3% from the third quarter of 2005. GM recorded a consolidated net loss of $91 million in the third quarter of 2006, compared to a net loss of $1.7 billion in the third quarter of 2005. GMAC’s net income in the third quarter of 2006 decreased by approximately $1 billion to a net loss of $325 million, compared to net income of $654 million in the third quarter of 2005.

For the first nine months of 2006, GM’s consolidated net sales and revenues were $155.5 billion, an increase of $14.1 billion, or approximately 10%, over the $141.4 billion in the first nine months of 2005. GM has experienced three consecutive quarters of record revenue for the first nine months of 2006. GM incurred a net loss of $3 billion for the first nine months of 2006 as compared to a net loss of $3.9 billion for the same period in 2005.

GM’s results of operations for the first nine months of 2006 were most significantly affected by the following trends and significant events:

Automotive Operations

Total Automotive revenues were $127.8 billion for the first nine months of 2006, which includes three consecutive quarters of growth in revenue over the same periods in 2005. GM experienced revenue improvements from all regions. Notably GMNA’s revenues increased 6.6% from the same period in 2005 due primarily to favorable product mix related to the recently launched full size utility vehicles such as the Chevrolet Tahoe, GMC Yukon and Cadillac Escalade, as well as favorable net price. GMAP’s revenues increased 61% from the previous period due to the consolidation of GM Daewoo Auto & Technology Company (GM Daewoo) beginning in June 2005 and continued strong performance in South Korea. GMLAAM’s revenues increased 28.8% due to favorable pricing and increases in volume generated by new product launches, including continued strong sales growth primarily in Brazil and the Middle East. During the first nine months of 2006, GM achieved certain cost cutting measures that were previously communicated as part of its turnaround plan. Specifically, GMNA achieved savings of $1.1 billion after tax related to hourly OPEB savings as a result of the UAW Settlement Agreement, the hourly pension and OPEB savings as a result of the Attrition Program, and the effects of the changes in salaried retiree benefits plans announced in the first quarter of 2006. In addition, we continued to experience better vehicle quality than our accrual rate for warranty claims per car which allowed us to decrease our warranty accruals by $0.3 billion after tax. See “MD&A — Turnaround Plan” for a detailed description of the cost savings measures.

GMNA has increased its target for reduction of structural costs from the amount previously stated in GM’s 2005 Annual Report on Form 10-K by $2 billion to $9 billion on a running rate basis by the end of 2006. Running rate basis refers to the average annualized cost savings into the foreseeable future anticipated to result from cost savings actions when fully implemented. GM expects $6 billion of the structural cost reduction to be realized during 2006, exceeding the $4 billion of structural cost reductions previously estimated for calendar year 2006 in GM’s 2005 Annual Report on Form 10-K. This improvement is due to the financial impact of the UAW Attrition Agreement, including the effect of the pension and OPEB remeasurements, and the impact of the previously

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

  Financial Results — (concluded)

disclosed change in accounting treatment for the contributions related to the independent VEBA established under the UAW Settlement Agreement. The expected total annual cash savings from structural cost reductions remains at $5 billion on an average running rate basis.

Significant Events

Delphi Bankruptcy

Delphi, GM’s largest supplier of automotive systems, components and parts, is pursuing a restructuring plan as part of its Chapter 11 process proceedings under the United States Bankruptcy Code and is continuing to work constructively in the court proceedings with GM and other participants in the process. GM’s goal is to achieve outcomes that are in the best interests of GM and its stockholders, and, to the extent consistent with those interests, that enable Delphi to continue to serve as an important supplier to GM. Hearings on Delphi’s motion to reject its U.S. labor agreements and modify retiree welfare benefits have been adjourned indefinitely to allow Delphi, its unions and GM additional time to focus on reaching comprehensive consensual agreements. Delphi has indicated to us that it expects no disruptions in its ability to continue supplying us with the systems, components and parts we need. If these negotiations fail, however, labor disruptions at Delphi could seriously disrupt our North American operations, prevent us from executing our GMNA turnaround initiatives, and materially adversely impact our business. Accordingly, resolution of the Delphi related issues remains a critical near term priority.

Hearings on Delphi’s motion to reject certain supply contracts with GM have been adjourned indefinitely to allow Delphi, its unions and GM additional time to focus on reaching comprehensive consensual agreements. Delphi has not rejected any GM contracts at this time and has assured GM that it does not intend to disrupt production at GM assembly facilities. There is a risk, however, that if negotiations fail Delphi or one or more of its affiliates may reject or threaten to reject individual contracts with GM, seeking either to exit unprofitable lines of business or to increase the price GM pays for certain parts or components. If that happens, the supply of automotive systems, components and parts to GM could be disrupted, possibly forcing the suspension of production at GM assembly facilities, which would have a material adverse effect on GM.

GM has filed an amended and consolidated Proof of Claim setting forth claims against Delphi and the other debtor entities. Although the Proof of Claim preserves GM’s right to pursue recovery of its claims from the Delphi estate, these claims may be subject to compromise in the bankruptcy proceedings or as part of a negotiated settlement, and as a result GM may recover only a portion, if any, of these claims.

Although the challenges faced by Delphi during its restructuring process could create operating and financial risks for GM, that process is also expected to present opportunities for GM. For example, GM hopes to reduce, over the long term, the significant cost penalty GM incurs in obtaining parts from Delphi. In addition, the restructuring process may result in a stronger Delphi that improves the quality of systems, components and parts it supplies to GM. However, there can be no assurance that GM will be able to realize any benefits. See “Key Factors Affecting Future and Current Results” for a more complete description.

GMAC — Pending Sale of 51% Controlling Interest

GM continues to work towards consummating the sale of a 51% controlling interest in GMAC to a consortium of investors in the fourth quarter of 2006. The transaction remains subject to a number of U.S. and international regulatory and other approvals and is expected to provide for a strong long term services agreement between GM and GMAC, improve GM’s liquidity position, enhance stockholder value through a stronger GMAC and provide GMAC with a solid foundation to improve its current credit rating by delinking the GMAC credit ratings from those of GM. GM will also receive an option, to last 10 years from the closing of the transaction, to purchase certain assets related to the automotive finance business of GMAC’s North American Operations and International Operations. See “Key Factors Affecting Future and Current Results” for a more complete description.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

  Significant Events — (concluded)

Discussions with Renault and Nissan

From time to time, GM considers entering into relationships with other OEM automobile manufacturers. In this regard, from July 2006 to October 2006, GM evaluated a three way relationship proposed by Renault S.A. (Renault) and Nissan Motor Co. Ltd. (Nissan). A team from GM, participated with teams from Renault and Nissan in a comprehensive review of the potential benefits of such a relationship in order to fully inform GM’s Board of Directors of the potential synergies among the three companies. On October 4, 2006, GM, Renault, and Nissan announced that they had agreed to terminate discussions regarding the proposed alliance. The companies recognized that significant aggregate synergies might result from the alliance, and in seven out of eight areas agreed on the scope of potential synergies, while disagreeing only on the extent of the potential synergies in the area of purchasing. In all areas, the companies agreed, the benefit of those synergies would accrue predominantly to Renault and Nissan, which would improve Nissan’s position as a competitor of GM. Under the terms of the transaction proposed by Renault and Nissan, GM would not be compensated for its lesser share in the synergies resulting from the alliance. Moreover, Renault and Nissan proposed to acquire a substantial block of GM common stock at market price, without paying any premium for the block, and to obtain the right to restrict GM’s ability to enter into other strategic transactions. On review of the proposed transaction, and after receiving input from GM’s financial advisors on the proposed structure, the GM Board unanimously voted that the alliance would not be in the best interest of GM and its stockholders. GM may in the future consider entering into relationships with other OEM automobile manufacturers, but has no definitive plans to enter into any such relationships at this time.

Sale of Investments in Isuzu and Suzuki

During the first quarter of 2006, GM reduced its equity stake in Suzuki Motor Corporation (Suzuki) from 20.4% to 3.7%. The sale of the investment resulted in a gain of $372 million after tax recognized by GMAP and generated cash proceeds of approximately $2 billion. GM maintains a 3.7% equity ownership in Suzuki after the transaction, and will continue its strategic alliance with Suzuki. In the second quarter of 2006, GM sold its 7.9% equity interest (90.09 million shares) in Isuzu Motors Ltd (Isuzu) to Isuzu’s strategic business partners and major shareholders, Mitsubishi Corp., Itochu Corp. and Mizuho Corporate Bank. The sale of GM’s interest in Isuzu generated cash proceeds of $311 million and a gain on sale of $311 million ($212 million after tax). GM’s basis in its investment was written down to zero in 2001. The proceeds from both sales were used to support the GMNA turnaround plan, finance future growth initiatives, strengthen the balance sheet and fund other corporate priorities.

Sale of Regional Homebuilder

In the second quarter of 2006, GMAC recognized a gain of $415 million ($259 million after tax) on the sale of its equity interest in a regional home builder. Under the equity method of accounting, GMAC’s share of pretax income recorded from this investment was approximately $42.4 million and $35.2 million for the nine months ended September 30, 2006 and 2005, respectively.

Basis of Presentation

This management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the December 31, 2005 consolidated financial statements and notes thereto (the 2005 Consolidated Financial Statements), along with the MD&A included in General Motors’ 2005 Annual Report on Form 10-K, filed separately with the U.S. Securities and Exchange Commission (SEC). All earnings per share amounts included in the MD&A are reported on a fully diluted basis. See related discussion in Item 2 of the GMAC Form 10-Q for the quarterly period ended September 30, 2006, which is herein incorporated by reference.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Basis of Presentation — (concluded)

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

Consolidated Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Consolidated
Total net of sales and revenues	$48,888	$47,182	$155,528	$141,424
Net loss	$(91)	$(1,664)	$(3,025)	$(3,904)
Net margin	(0.2)%	(3.5)%	(1.9)%	(2.8)%
Automotive and Other Operations
Total Automotive sales and other income	$39,524	$38,363	$127,827	$115,844
Net loss	$(87)	$(2,325)	$(3,868)	$(6,102)
Financing and Insurance Operations
Total Financial services and insurance revenues	$9,364	$8,819	$27,286	$25,580
GMAC net income (loss)	$(325)	$654	$1,210	$2,198
Other financing net income (loss)	$321	$7	$(367)	$—

Total FIO net income (loss)	$(4)	$661	$843	$2,198

The increase in third quarter 2006 total net sales and revenues of 3.6%, compared with third quarter 2005, was due to higher GMA revenue of $1.2 billion, primarily driven by favorable pricing and sales of higher priced vehicles related to new product launches, increases in volume in GMLAAM, and continued strong sales performance in certain countries within GMLAAM and GMAP, and increased FIO revenue of $500 million, more than 6% over 2005. Similarly, year to date total net sales and revenues were $14.1 billion higher, an increase of 10% over 2005.

Consolidated results improved by about $1.6 billion to a net loss of $91 million in the third quarter of 2006, compared to a net loss of $1.7 billion million in the third quarter of 2005. The improvement was almost fully

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Consolidated Results of Operations — (concluded)

accounted for by significant improvement in GMA and benefits associated with certain tax matters, partially offset by lower GMAC results. For the first nine months of 2006, GM reported a consolidated net loss of $3 billion, $900 million less than the loss of $3.9 billion in 2005.

Third quarter 2006 results included:

•	Consolidated net loss of $91 million;

•	Increase in Delphi charge of $500 million ($325 million, after tax);

•	Strong revenue and improved performance at GMNA;

•	Continued strong sales growth and profitability at GMLAAM and GMAP;

•	Deterioration in profitability at GMAC;

•	Restructuring and impairment charges at GME of $87 million primarily related to the shift reduction at the Ellesmere Port plant;

•	Favorable adjustment at GMNA of $105 million related to the impact of the UAW Attrition Agreement on other postemployment and postretirement benefits;

•	Product related impairments at GMNA of $112 million, after tax, and goodwill impairment related to GMAC’s Commercial Finance Group of $695 million, after tax, and

•	Significant tax benefits of approximately $340 million realized in the Other reporting segment, as well as favorable tax items related to GMAP of $148 million.

More detailed discussions on the results of operations for the automotive regions, other operations, and GMAC can be found in the following sections.

GM Automotive and Other Operations Financial Review

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Auto & Other:
Total Automotive sales and other income	$39,524	$38,363	$127,827	$115,844
Net loss	$(87)	$(2,325)	$(3,868)	$(6,102)
GMA net income (loss) by region:
GMNA	$(374)	$(2,175)	$(4,818)	$(5,049)
GME	(103)	(353)	(113)	(963)
GMLAAM	184	(68)	353	(12)
GMAP	231	126	1,063	(409)

Net loss	$(62)	$(2,470)	$(3,515)	$(6,433)
Net margin	(0.2)%	(6.4)%	(2.7)%	(5.6)%
GM global automotive market share	13.9%	14.4%	13.5%	14.3%
Other:
Net income (loss)	$(25)	$145	$(353)	$331

GM Auto & Other’s automotives sales and other income increased $1.2 billion, or nearly 3%, in the third quarter of 2006, compared to the same quarter of 2005. The improvement in revenue was driven by a $645 million or 21.6% increase at GMLAAM and an increase at GMNA and GME of more than $200 million each from 2005.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive and Other Operations Financial Review — (concluded)

GMAP’s revenue increased by $99 million. For the first nine months of 2006, automotive sales and other income at Auto & Other increased $12 billion over 2005, or 10.3%, led by GMNA and GMAP, with increases of $5.1 billion and $4.5 billion, respectively.

GM’s global market share was 13.9% and 14.4% for the third quarters of 2006 and 2005, respectively. GMNA’s market share decreased 1.1 percentage points, to 24.5% for the quarter, compared to 2005. Market share increased in GMLAAM and GMAP, while GME declined. In the first nine months of 2006, global market share declined 0.8 percentage point to 13.5%, from 14.3% at September 30, 2005. The decrease was driven by declines at GMNA and GME, partly offset by increases at GMLAAM and GMAP.

GMA reported a net loss of $62 million in the third quarter 2006, an improvement of $2.4 billion compared to a net loss of $2.5 billion in 2005, with all regions showing improved results. GMA’s net loss of $3.5 billion for the first nine months of 2006 was an improvement of $2.9 billion over 2005.

GM Automotive Regional Results

GM North America

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)

GMNA:
Total automotive sales and other income	$24,897	$24,685	$82,018	$76,911
Net loss	$(374)	$(2,175)	$(4,818)	$(5,049)
Net margin	(1.5)%	(8.8)%	(5.9)%	(6.6)%
Production volume	(Volume in thousands)
Cars	417	424	1,375	1,352
Trucks	633	722	2,167	2,224

Total GMNA	1,050	1,146	3,542	3,576
Vehicle unit sales
Industry — North America	5,250	5,522	15,412	15,844
GM as a percentage of industry	24.5%	25.6%	24.0%	26.1%
Industry — U.S.	4,458	4,740	13,084	13,543
GM as a percentage of industry	25.1%	26.0%	24.3%	26.5%
GM cars	21.8%	22.5%	20.8%	23.1%
GM trucks	27.9%	28.8%	27.4%	29.2%

North American industry vehicle unit sales decreased 5% to 5.3 million in the third quarter of 2006 compared to 2005, driven by lower U.S. industry volume of 4.5 million units, compared to 4.7 million units in the third quarter of 2005.

U.S. industry volume in the third quarter of 2006 represents a seasonally adjusted annual rate of 17.1 million, compared to 18.5 million in the third quarter of 2005. GM’s U.S. market share decreased by 0.9 percentage point, to 25.1%, compared to the third quarter of 2005, reflecting a decline in vehicle unit deliveries of approximately 117 thousand units, or 10.5%. GM’s U.S. car market share declined by 0.7 percentage point to 21.8%, while GM’s U.S. truck market share declined to 27.9%, down 0.9 percentage point. GM’s sales in the third quarter of 2005 were particularly strong, in part the result of marketing programs, including employee pricing offers and other incentives, that were not offered in 2006.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results — (continued)

  GM North America — (continued)

GMNA production volumes were lower in 2006, by approximately 96 thousand units, at 1.050 million units for the quarter, compared to the third quarter of 2005. Dealer inventories in the U.S. increased year over year by approximately 185 thousand units, from 818 thousand units at September 30, 2005 to 1.003 million units at September 30, 2006, which is typical of inventories at the end of the third quarter. For example, dealer inventories at the end of the third quarter in 2002, 2003, and 2004 averaged 1.04 million units. The unusually small size of dealer inventories at the end of the third quarter 2005 resulted from strong sales driven by marketing programs as described above. Management anticipates that dealer inventories will be between 1 million and 1.1 million at the end of the year. The size of dealer inventories is affected by a variety of factors, including consumer demand and retail and dealer incentives provided by the Corporation. Year to date production decreased 34 thousand units, to 3.542 million in 2006.

North American industry vehicle unit sales decreased 2.7% to 15.4 million in the first nine months of 2006 from 15.8 million in the first nine months of 2005, while GMNA’s market share decreased by 2.1 percentage points to 24.0% in 2006 year-to-date, compared to 26.1% in 2005.

For the first nine months of 2006, industry vehicle unit sales in the United States decreased 3.4% to 13.1 million units from 13.5 million units in the first nine months of 2005. GM’s 2006 year-to-date U.S. market share declined 2.2 percentage points, to 24.3%. U.S. car market share declined by 2.3 percentage points to 20.8%, while U.S. truck market share decreased to 27.4%, down 1.8 percentage points from 2005.

In the third quarter of 2006, GMNA incurred a net loss of $374 million as compared to a net loss of $2.2 billion for the comparable period of 2005. The improvement in results was due primarily to the following factors:

•	Lower pension and OPEB costs of approximately $1 billion, primarily due to hourly OPEB savings as a result of the UAW Settlement Agreement, the hourly pension and OPEB savings as a result of the Attrition Program, and the effects of the changes in salaried retiree benefits plans announced in the first quarter of 2006.

•	Manufacturing cost savings of $0.4 billion due to results of the Attrition Program, and $0.4 billion in other structural cost savings.

•	Favorable adjustments of $175 million, related to reserves for postemployment benefits, primarily attributable to the transfer of employees from idled plants to other plant sites and a reduction in the population of employees on sickness and accident and extended disability leaves. This was slightly offset by the impact of the remeasurement of GM’s U.S. hourly OPEB plans, as of May 31, 2006 as a result of the previously discussed Attrition Program, which resulted in an after tax charge of $10 million in OPEB expense.

•	An unfavorable impact due to decreased volumes was only partially offset by favorable mix, primarily related to sales of full size utility vehicles. The net impact of these items is approximately $400 million unfavorable.

•	Other contribution margin decreased primarily due to an increase in the warranty accrual as a result of the extension of the powertrain warranty for all 2007 models sold in the United States and Canada, partially offset by increases in non-vehicle sales and improvements in other warranty costs. The net impact of these items is approximately $100 million unfavorable.

•	An impairment charge of $172 million (after tax charge of $112 million), for the impairment of product specific assets and write down of plant assets in connection with the decreased profitability and production associated with the planned cessation of production at the Doraville, Georgia assembly plant in 2008.

In addition, an impairment charge was recorded in the third quarter of 2005 of $743 million (after tax charge of $468 million) related to product specific assets and office and production facilities.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results — (continued)

  GM North America — (continued)

For the first nine months of 2006, GMNA incurred a net loss of $4.8 billion, compared to a net loss of $5 billion in the 2005 period. 2006 year to date results were affected by the following:

•	A net charge of $3.7 billion, after tax, related to the UAW Attrition Agreement, which is more fully discussed in the section titled “GM-UAW-Delphi Special Attrition Program Agreement” below, was taken in the second quarter of 2006. This charge included the favorable impact of $0.6 billion after tax for the reduction in capacity action charges reflected in the fourth quarter of 2005 due to lower than anticipated expense related to the JOBS bank and $0.1 billion after tax related to the impact on other postemployment and postretirement benefits. In addition, estimated charges of $65 million after tax related to other separations of U.S. salaried employees was taken in the first quarter of 2006. Separately, 2005 results included after tax charges of $84 million related to the write-down of various plant assets in connection with the cessation of production at the Lansing assembly plant and $148 million related to voluntary early retirement and other separation programs with respect to certain U.S. salaried employees.

•	Other impairment charges of $303 million ($197 million after tax) in the second quarter of 2006 related to the write-down of product specific assets.

•	A favorable adjustment of approximately $300 million after tax in the second quarter of 2006 related to a decrease in the liability for policy, product warranty and recall campaigns due to lower spending as a result of better vehicle quality.

•	Lower pension and OPEB costs of approximately $1.3 billion in the first three quarters of the year, primarily due to the effects of the changes in salaried retiree benefits plans announced in the first quarter of 2006, and the hourly pension savings as a result of the Attrition Program.

•	Savings in other structural costs of approximately $1.6 billion, comprised of reductions in engineering, marketing and other costs and a reduction to the product liability reserve.

•	For the nine months of 2006, contribution margin was favorable by approximately $0.5 billion due to increase in production volumes, improved product mix and favorable pricing.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results — (continued)

GM Europe

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Total automotive sales and other income	$7,487	$7,252	$24,321	$23,949
GME net loss	$(103)	$(353)	$(113)	$(963)
GME net margin	(1.4)%	(4.9)%	(0.5)%	(4.0)%
	(Volume in thousands)
Production volume	374	412	1,363	1,415
Vehicle unit sales
Industry	5,052	5,060	16,562	16,101
GM as a percentage of industry	9.0%	9.1%	9.2%	9.5%
GM market share — Germany	9.9%	10.5%	10.1%	10.9%
GM market share — United Kingdom	13.3%	13.7%	14.3%	14.7%

Industry vehicle unit sales decreased in Europe during the third quarter of 2006 by approximately 0.2% compared to the third quarter of 2005. GME vehicle unit deliveries decreased by approximately 7,000 units in the third quarter of 2006 versus the same period in 2005 leading to a decline in GME’s market share to 9.0%, representing a 0.1 percentage point reduction versus the same period in 2005. GME experienced market share losses for the two largest markets in Europe, Germany and the United Kingdom, in the third quarter of 2006 compared to the third quarter of 2005.

For the first nine months of 2006, European industry vehicle unit sales increased 2.9% over 2005, while GME sales decreased by 4,000 units over 2005. This resulted in a decline in GME’s market share for the nine months, to 9.2%, down 0.3 percentage point from 2005.

GME recorded a net loss of $103 million in the third quarter of 2006, compared to a net loss of $353 million in the third quarter of 2005. The improved results were affected in part by the following factors:

•	Results for the third quarter of 2006 included restructuring charges for separations totaling $83 million, after tax, and impairment charges of $4 million, after tax. The restructuring charge relates mainly to reduction of one shift at the Ellesmere Port plant in the U.K. as well as the continuing separation activities related to the restructuring plan announced in the fourth quarter of 2004. These items are further discussed in Note 13, Impairments, Restructuring and Other Initiatives, to the Condensed Consolidated Financial Statements.

•	Results for the third quarter of 2005 included a restructuring charge of $56 million, after tax, related to separations and a charge related to product specific asset impairments of $176 million, after tax.

•	Material cost reductions as well as favorable pricing of approximately $85 million improvement.

•	Savings in other structural costs of approximately $29 million due to impacts of the GME restructuring.

For the first nine months of 2006, GME incurred a net loss of $113 million, representing a significant improvement from the loss of $963 million for the first nine months of 2005. Factors affecting results included:

•	Total restructuring and impairment charges for the first nine months of 2006 of $309 million, after tax. The third quarter charge of $87 million, after tax, consists mainly of separation charges as discussed above. The second quarter charge of $182 million, after tax, consisted of a charge for separations and contract cancellations of $88 million, after tax, a product specific impairment charge of $37 million, after tax, and an asset impairment charge of $57 million, after tax, related to the closure of GM’s Portugal assembly plant. The first quarter of 2006 charge of $40 million, after tax, primarily related to the restructuring plan announced in the fourth quarter of 2004.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results — (continued)

GM Europe — (concluded)

•	Total restructuring charges for the first nine months of 2005 were $780 million, after tax. This amount consisted of restructuring charges of $604 million, after tax, for separations, mainly related to the restructuring plan announced in the fourth quarter of 2004, but included costs related to the dissolution of the Powertrain joint venture with Fiat in the second quarter of 2005, and a charge for product specific asset impairments of $176 million, after tax.

•	Savings for the first nine months of 2006 related to material cost reductions of approximately $200 million, favorable savings in structural costs of approximately $100 million and favorable pricing performance of approximately $200 million.

Effective January 1, 2006, four Powertrain entities were transferred from GMNA to GME for management reporting. Accordingly, third quarter 2005 amounts have been revised for comparability by reclassifying $103 million of revenue and $10 million of net income from GMNA to GME. Year to date 2005 amounts have been revised by reclassifying $380 million of revenue and $59 million of net income from GMNA to GME.

GM Latin America/Africa/Mid-East

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Total automotive sales and other income	$3,636	$2,991	$10,596	$8,225
GMLAAM net income (loss)	$184	$(68)	$353	$(12)
GMLAAM net margin	5.1%	(2.3)%	3.3%	0.1%
	(Volume in thousands)
Production volume	216	207	616	587
Vehicle unit sales
Industry	1,565	1,344	4,441	3,856
GM as a percentage of industry	17.3%	16.7%	16.8%	16.4%
GM market share — Brazil	21.1%	21.1%	21.4%	20.7%

For the third quarter of 2006, industry vehicle unit sales in the GMLAAM region increased 16% to 1.565 million units compared to the third quarter of 2005. GMLAAM’s vehicle unit sales increased by 21% in the third quarter of 2006, outpacing the market and resulting in a 0.6 percentage point rise in GMLAAM market share to 17.3%. The overall market share gain was attributable to increases in several countries, including Brazil and Venezuela, with the highest gains in Colombia, South Africa, Egypt and the Dubai region.

The region’s industry grew by 15% in the first nine months of 2006, while GMLAAM’s vehicle unit sales increased by 18% over 2005. This growth led to a 0.4 percentage point increase in GMLAAM’s market share to 16.8% compared to the first nine months of 2005.

GMLAAM had net income of $184 million in the third quarter of 2006, compared to a net loss of $68 million in the third quarter of 2005. Favorable pricing contributed approximately $77 million of the improvement, higher production volumes and improved product mix contributed approximately $63 million, and other factors contributed $13 million, including a favorable tax benefit of approximately $30 million related to the recently adopted Brazil tax recovery program. In addition, GMLAAM’s third quarter of 2005 performance was affected by impairment charges of $99 million after tax related to product specific impairments.

For the first nine months of 2006, GMLAAM earned $353 million compared to a $12 million loss for the first nine months of 2005. Favorable pricing contributed approximately $300 million of the improvement and higher production volumes and improved product mix contributed approximately $200 million. GMLAAM’s 2006 results

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results — (continued)

GM Latin America/Africa/Mid-East — (concluded)

also include $42 million of restructuring charges in the first two quarters of 2006 relating to the costs of voluntary employee separations at GM do Brasil. In addition, GMLAAM’s 2005 results included the impairment charges as noted above.

GM Asia Pacific

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Total automotive sales and other income	$3,851	$3,752	$11,875	$7,368
GMAP net income (loss)	$231	$126	$1,063	$(409)
GMAP net margin	6.0%	3.4%	9.0%	(5.6)%
	(Volume in thousands)
Production volume	430	409	1,384	1,142
Vehicle unit sales
Industry	4,634	4,458	14,479	13,642
GM as a percentage of industry	6.2%	5.9%	6.4%	5.7%
GM market share — Australia	14.8%	17.5%	15.3%	18.0%
GM market share — China	11.4%	11.7%	12.2%	11.1%

Industry vehicle unit sales in the Asia Pacific region increased nearly 4%, to 4.6 million units, in the third quarter of 2006 compared to the third quarter of 2005. GMAP increased its vehicle unit sales in the region by approximately 24 thousand units, or 9.1%, in the third quarter of 2006, primarily due to a 17% increase in China. GMAP sales volume includes Wuling sales in China. GMAP’s third quarter of 2006 market share increased to 6.2%, from 5.9% in the third quarter of 2005.

In the first nine months of 2006, industry vehicle unit sales in the region increased 837 thousand units, or more than 6%, to 14.5 million, from the same period of 2005. GMAP’s sales increased by approximately 149 thousand units, or 19.2%, to 923 thousand from the same period in 2005. GMAP’s sales growth was primarily due to the increase in China, where sales were up 37% and market share grew 1.1 percentage points to 12.2% for the first nine months of 2006. Overall, GMAP’s regional market share increased 0.7 percentage points from the same nine month period in 2005, to 6.4%.

Net income from GMAP was $231 million in the third quarter of 2006, compared to net income of $126 million in the third quarter of 2005. The increase in GMAP’s 2006 third quarter net income was primarily due to the following factors:

•	A gain of $110 million after tax, recognized in the third quarter of 2006, from the reversal of a deferred tax asset valuation allowance at GM Daewoo.

•	A gain of $38 million after tax, recognized in the third quarter of 2006, from a reduction in the estimate of tax expense related to the gain on sale of GM’s investment in Suzuki.

•	Favorable items noted above were partially offset by unfavorable results at GM Holden, Thailand, and India.

•	Results for the third quarter of 2006 also decreased by approximately $45 million due to the loss of equity income from the divested interest in Suzuki.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results — (concluded)

GM Asia Pacific — (concluded)

For the first nine months of 2006, GMAP earned net income of $1.06 billion, compared to a net loss of $409 million for the first nine months of 2005. In addition to the third quarter items noted above, the following contributed to the improved performance in 2006:

•	A gain of $372 million after tax, recognized in the first quarter of 2006, from the sale of approximately 85% of GM’s investment in Suzuki.

•	A gain of $212 million after tax, recognized in the second quarter of 2006, from the sale of approximately 90 million shares of Isuzu stock.

•	A loss of $788 million, recognized in the second quarter of 2005, from the write-down to fair market value of GM’s investment in approximately 20% of the common stock of Fuji Heavy Industries.

•	Improved results at GM Daewoo and GM’s joint ventures in China partially offset by unfavorable results at Holden, Thailand, and India.

•	Results for the third quarter of 2005 included a charge related to product specific asset impairments of $45 million, after tax.

GMAP results reflect the consolidation of GM Daewoo beginning on June 30, 2005.

Other Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Other:
Total net sales, revenues, and eliminations	$(347)	$(317)	$(983)	$(609)
Net income (loss)	$(25)	$145	$(353)	$331

Other Operations for the three months ended September 30, 2006 includes the incremental charge of $500 million ($325 million after tax), related to GM’s contingent liability for the Delphi matter. Refer to Note 8 for a further discussion of the factors surrounding the charge in the third quarter. Additionally, third quarter 2006 results include tax benefits totaling $342 million.

Third quarter of 2005 Other Operations includes tax benefits of $311 million. Other Operations also includes after tax legacy costs of $128 million for 2005, related to employee benefit costs of divested businesses, primarily Delphi, for which GM has retained responsibility.

In addition to the items mentioned above, for the nine months ended September 2006, Other Operations include an after tax charge of $3 million related to curtailment charges with respect to U.S. salaried pension plans, while 2005 results include an $8 million after tax charge related to early retirement and other separation programs for certain U.S. salaried employees. Other Operations also include after tax legacy costs of $266 million and $369 million for the nine months ended September 30, 2006 and 2005, respectively.

GMAC Financial Review

GMAC incurred a net loss of $325 million in the third quarter of 2006, a decrease of approximately $1 billion from third quarter of 2005 earnings of $654 million. Gross revenues increased to $9.4 billion in the third quarter of 2006 from $8.7 billion in the third quarter of 2005. The third quarter of 2006 net loss includes non-cash goodwill and other intangible asset impairment charges of $695 million after tax, related to GMAC’s Commercial Finance business. Excluding these charges, GMAC earned $370 million in the third quarter of 2006, or $284 million lower than the third

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC Financial Review — (continued)

quarter of 2005. The decrease in operating earnings was primarily driven by decreases at Residential Capital Corporation (ResCap) as the result of softness in the U.S. residential mortgage market. GMAC also provided a significant source of cash flow to GM through the payment of a $500 million cash dividend in the third quarter of 2006. For the first nine months of 2006, net income was $1.2 billion, down $1 billion compared to the same period in the prior year.

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Automotive financing operations	$168	$139	$680	$707
ResCap	83	282	828	934
Insurance operations	183	89	392	278
Other /eliminations	(759)	144	(690)	279

Net income (loss)	$(325)	$654	$1,210	$2,198

Results for Automotive Finance were $168 million in the third quarter of 2006, up $29 million from $139 million earned in the same period in the prior year. Results for Automotive Finance include the earnings impact of GMAC’s third quarter $1 billion debt tender offer to repurchase certain zero coupon bonds. Absent the impact of the tender offer, which resulted in an after tax unfavorable impact of $135 million, operating earnings were $164 million higher than the third quarter of 2005. Operating results benefited from an increase in net financing revenue as a result of strong retail penetration as well as lower provision for credit losses largely due to the negative impact in the third quarter of 2005 related to Hurricane Katrina.

ResCap earnings were $83 million in the third quarter of 2006, down $199 million from $282 million earned in the third quarter of 2005. The decrease in earnings was due to a number of factors impacting ResCap’s U.S. residential mortgage business. In particular, competitive pricing pressures negatively impacted margins, which led to lower gains despite year over year increases in production. Results were also impacted by higher credit loss provisions resulting from increases in delinquencies, lower net interest margins as the result of a flatter yield curve, and decrease in net servicing income due to the effect of lower long-term rates on expected prepayment of mortgages. Mortgage originations were $51.5 billion for the third quarter of 2006, representing a slight increase from $51.3 billion in the same period in the prior year.

GMAC’s Insurance operations earned $183 million in the third quarter of 2006, up $94 million from the third quarter of 2005 earnings of $89 million primarily due to a combination of favorable loss performance and higher capital gains. In addition, GMAC Insurance maintained a strong investment portfolio, with a market value of $8 billion at September 30, 2006, including unrealized capital gains of $604 million, net of tax.

In addition, GMAC’s other segment, which includes the Commercial Finance business unit and GMAC’s equity investment in Capmark (formerly GMAC Commercial Mortgage) incurred a net loss of $759 million, down $903 million from net income of $144 million earned in the same period of 2005. The decrease is primarily due to the non-cash goodwill impairment charges of $695 million (after tax) related to the Commercial Finance business. Absent the impact of the goodwill and other intangible asset charges, the other Segment incurred an operating loss of $64 million in the third quarter of 2006 as compared to $144 million earned in the same period last year. The Other segment results were negatively impacted by higher credit provisions at Commercial Finance in the third quarter of 2006. In addition, part of the third quarter decline relates to Capmark which was wholly-owned and fully consolidated in GMAC’s results in 2005, as compared to 2006 which reflects only the equity share of Capmark’s earnings. For the first nine months of 2006, other segment income declined $969 million, to a net loss of $690 million, from net income of $279 million earned in 2005. This decline is primarily related to the items noted above. In the first quarter of 2006, GMAC completed the sale of approximately 78% of Capmark. Cash proceeds from the sale were approximately $1.5 billion. At the closing, Capmark also repaid to GMAC approximately $7.3 billion in intercompany loans, bringing the total cash from the sale to $8.8 billion.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC continues to maintain adequate liquidity with cash reserve balances at September 30, 2006 of $14.1 billion, comprised of $9.1 billion in cash and cash equivalents and $5 billion invested in marketable securities.

GM expects to close the sale of a 51% controlling interest in GMAC in the fourth quarter of 2006, subject to receiving necessary regulatory approvals. In addition to continuing to enable GMAC to support the sale of GM vehicles, the transaction is intended to support GMAC’s strategic goal of a stable investment grade credit rating and profitable growth.

Key Factors Affecting Future and Current Results

The following discussion identifies the key factors, known events, and trends that could affect our future results:

Turnaround Plan

Over the past year, one of our top priorities has been improving our business in North America, thus positioning GM for sustained profitability and growth in the long-term, to achieve competitiveness on a global basis in an increasingly global environment. GM has been systematically and aggressively implementing its turnaround plan for GMNA’s business to return the operations to profitability and positive cash flow as soon as possible. This plan is built on four elements:

•	Product Excellence

•	Revitalize Sales and Marketing Strategy

•	Accelerate Cost Reductions and Quality Improvements

•	Address Health Care Burden

The following update describes what we have done so far to achieve these elements:

Product Excellence

GM continues to focus significant attention on introducing new vehicles, such as the Saturn Aura, Chevy HHR, Saturn Sky, Pontiac G-6 convertible, GMC Yukon, Buick Lucerne, Saab 9-3 SportCombi, Hummer H3, and the Cadillac DTS, and in 2006 we anticipate that approximately 30% of GMNA’s retail sales volume will come from recently launched cars and trucks, increasing to approximately 40% in 2007. In support of new car and truck programs, GM anticipates total capital spending on product development in 2006 of $8.7 billion, of which $5.7 billion will be devoted to GMNA. GMNA is putting a high priority on maintaining consistent product freshness by reducing the average vehicle lifecycle. GMNA is also allocating capital and engineering to support more fuel-efficient vehicles, including hybrid vehicles in the United States, and is increasing production of active fuel management engines and six-speed transmissions. In addition, GM is undertaking a major initiative in alternate fuels through sustainable technologies such as ethanol/gasoline blended (E85) Flex Fuel vehicles. GM has sold 1.9 million E85 vehicles and plans to build over 2 million more in the next five years. GM is also adding five more E85-capable models to its lineup for 2007, raising GM’s total flex-fuel offerings to 14 vehicles.

In addition to the strong market demand for flex-fuel vehicles, GM expects to sell more than 1 million 2006 model year vehicles that achieve 30 mpg or better on the highway (as estimated by U.S. EPA). In the 2007 model year, GM will increase the number of fuel-efficient vehicle models in the “30 mpg or Over Club” to 23 models. The new models include the Chevrolet Aveo 5, Saturn Vue Hybrid, Saturn Sky, Saturn Aura, Pontiac G5, Pontiac Solstice, Saab 9-3 Convertible, Saab 9-5 Sedan and Saab 9-5 SportCombi.

The Saturn Vue Green Line will be added to GM’s hybrid line-up, and it is expected to get the highway fuel economy of any SUV and cost less than $23,000. Next year, we will introduce a two-mode hybrid system in large SUVs.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Turnaround Plan — (continued)

Revitalize Sales and Marketing Strategy

GM is pursuing a revised sales and marketing strategy by focusing on clearly differentiating our brands, optimizing our distribution network, growing in key metropolitan markets, and re-focusing our marketing efforts on the strength and value of our products. GM continues to support a more orderly and consistent alignment of its dealers, particularly among Buick, Pontiac, and GMC dealers, which we believe will strengthen those brands.

On September 6, 2006, GM announced an expanded powertrain warranty policy, to five years or 100,000 miles, applicable to all 2007 models in the U.S. and Canada. GM believes that with its expanded warranty it now offers more extensive warranty coverage than any other full-line auto manufacturer. We anticipate that this expanded warranty will enhance consumer confidence in the quality and durability of our vehicles in the U.S. and Canada.

Residual values have increased on trucks through improved quality and product execution, a reduction in daily rental sales, strong used car sales and lower incentives. In addition, GM’s transaction prices on previous fleet vehicles have risen this year, slightly above the industry average.

In January 2006, GM significantly lowered manufacturer’s suggested retail prices on vehicles that account for about 80% of its 2006 model year automotive sales volume. GM’s promotion strategy now emphasizes its brands and vehicles, rather than price incentives. In addition, GM intends to increase advertising in support of new products and specific marketing initiatives to improve GM’s sales performance in certain metropolitan markets.

Accelerate Cost Reductions and Quality Improvements

Following our November 2005 announcement of our strategy to reduce structural costs in the manufacturing area, GM has introduced a variety of initiatives to accomplish that strategy.

In November 2005, GM announced the cessation of operations at 12 manufacturing facilities by 2008, and a reduction in manufacturing employment levels of approximately 30,000 employees by the end of 2008. GM now expects to reach the reduced employment levels by January 1, 2007. To support the structural cost initiatives further, on March 22, 2006 GM, the UAW and Delphi announced they had entered into the UAW Attrition Agreement designed to reduce the number of hourly employees at GM and at Delphi through a special attrition program in which approximately 34,400 employees will participate. See the “GM-UAW-Delphi Special Attrition Program Agreement” section for a further description of the UAW Attrition Agreement. GM believes these actions collectively will reduce our excess capacity by 1 million units, in addition to the 1 million unit capacity we eliminated between 2002 and 2005, and reduce structural costs to assist in closing the cost gap with other vehicle manufacturers. To achieve further cost reductions, GM’s management is putting a high priority on negotiating a more competitive collective bargaining agreement with the UAW in 2007.

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

On October 3, 2006, the GM Board of Directors approved a reduction to the level of coverage for corporate-paid salaried retiree life insurance. For eligible salaried employees who retire on or after May 1, 2007, coverage will reduce 50% 10 years from the date of retirement; salaried retirees before May 1, 2007 will have their coverage reduced 50% on January 1, 2017. This change is anticipated to reduce GM’s year-end OPEB obligation by approximately $0.6 billion.

In addition to the structural cost reductions, GMNA was also targeting a net reduction in material costs in 2006 of $1 billion, prior to factoring in the cost of government mandated product improvements. Reducing material costs remains a critical part of GMNA’s overall long-term cost reduction plans. Attainment of this target, however, has been challenged by higher commodity prices and troubled supplier situations. GM continues its aggressive pursuit of material cost reduction via improvements in its global processes for product development, which will enable

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Turnaround Plan — (concluded)

further commonization and reuse of parts among vehicle architectures, as well as through the continued use of the most competitive supply sources globally. By leveraging its global reach to take advantage of economies of scale in purchasing, engineering, advertising, salaried employment levels, and indirect material costs, GM seeks to continue to achieve cost reductions.

In addition to planned cost reductions resulting from the continued use of global architectures, GM seeks to improve overall vehicle quality by reducing the total number of architectures used across its geographic segments. By reducing the number of entries into the global market and consolidating architectures across geographic segments, GM’s objective is to improve quality by focusing more intently on a smaller number of products. Additionally, more efficient advertising in line with brand strategies will be designed to differentiate each of the GM brands more clearly, bringing selected brands into tighter focus.

Address Health-Care Burden

In October 2005, we announced an agreement with the UAW that will reduce GM’s hourly retiree health-care obligations. GM commenced recognition of the benefit from the UAW Settlement Agreement in the third quarter of 2006. Refer to Note 12 in the Condensed Consolidated Financial Statements for the financial impact of the UAW Settlement Agreement.

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

On April 10, 2006, GM and the IUE-CWA also reached a tentative agreement to reduce health-care costs that is similar to the UAW Settlement Agreement. The agreement was ratified by the IUE-CWA membership on April 21, 2006 and received court approval on November 1, 2006. Because the effect is not material and will not require remeasurement, recognition of the savings will not occur until 2008.

GM is also increasing the U.S. salaried workforce’s participation in the cost of health care. On February 7, 2006, GM announced that beginning January 1, 2007, it will cap its contributions to salaried retiree health care at the level of its 2006 expenditures. This change affects employees and retirees who are eligible for the salaried postretirement health-care benefit, their surviving spouses, and their eligible dependents. Salaried employees who were hired after January 1, 1993 are not eligible for retiree health-care benefits, so they are not affected by these changes. After 2006, when average costs exceed established limits, additional plan changes that affect cost-sharing features of program coverage will occur, effective with the start of the next calendar year. Program changes may include, but are not limited to, higher monthly contributions, deductibles, coinsurance, out-of-pocket maximums, and prescription drug payments. Plan changes may be implemented in medical, dental, vision, and prescription drug plans.

General

Based on the cost savings initiatives described above, GMNA has increased its target for reduction of structural costs from the amount previously stated in GM’s 2005 Annual Report on Form 10-K by $2 billion to $9 billion on a running rate basis by the end of 2006. Running rate basis refers to the average annualized cost savings into the foreseeable future anticipated to result from cost savings actions when fully implemented. GM expects $6 billion in structural cost reduction to be realized during 2006, exceeding the $4 billion of structural cost reductions estimated for calendar year 2006 in GM’s 2005 Annual Report on Form 10-K. This improvement is due to the Attrition Program, including the effect of the pension remeasurement, as well as the impact of final accounting treatment for the UAW Hourly Retiree Health Care Agreement, which reduced previously expected charges in the first quarter related to a $1 billion contribution to the independent VEBA established under the agreement, and instead amortizes this and future contributions to the independent VEBA over the remaining service life of employees. The expected total annual cash savings from structural cost reductions is approximately $5 billion on an average running rate basis.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

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

Delphi filed, on March 31, 2006, motions under the U.S. Bankruptcy Code seeking authority to reject its U.S. labor agreements and modify retiree welfare benefits. The unions and certain other parties have filed objections to these motions. Hearings on these motions were adjourned indefinitely, to allow Delphi, its unions, and GM additional time to focus on reaching comprehensive consensual agreements. While Delphi has indicated to us that it expects no disruptions in its ability to continue supplying us with the systems, components, and parts we need as Delphi pursues its bankruptcy restructuring plan, labor disruptions at Delphi resulting from Delphi’s pursuit of a restructuring plan could seriously disrupt our North American operations, prevent us from executing our GMNA turnaround initiatives, and materially adversely impact our business. Accordingly, resolution of the Delphi related issues remains a critical near term priority.

Delphi also filed a motion on March 31, 2006 under the U.S. Bankruptcy Code seeking authority to reject certain supply contracts with GM. A hearing on this motion was adjourned indefinitely by the court pending further developments related to Delphi’s U.S. labor agreements and retiree welfare benefits as discussed above. Although Delphi has not rejected any GM contracts as of this time and has assured GM that it does not intend to disrupt production at GM assembly facilities, there is a risk that Delphi or one or more of its affiliates may reject or threaten to reject individual contracts with GM, either for the purpose of exiting specific lines of business or in an attempt to increase the price GM pays for certain parts and components. As a result, GM could be materially adversely affected by disruption in the supply of automotive systems, components and parts that could force the suspension of production at GM assembly facilities.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Delphi Bankruptcy — (continued)

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

The Chapter 11 filing by Delphi does not by itself trigger any of the benefit guarantees. Moreover, Delphi’s filing of motions under the U.S. Bankruptcy Code to reject its U.S. labor agreements and modify retiree welfare benefits does not trigger any of the benefit guarantees. In addition, the benefit guarantees expire on October 18, 2007 if not previously triggered by Delphi’s failure to pay the specified benefits. If a benefit guarantee is triggered before its expiration date, GM’s obligation could extend for the lives of affected Covered Employees, subject to the applicable terms of the pertinent benefit plans or other relevant agreements.

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

As discussed in Note 7 to the Condensed Consolidated Financial Statements, GM together with Delphi and the UAW announced on March 22, 2006 that they had entered into the UAW Attrition Agreement, which is intended to reduce the number of U.S. hourly employees at GM and Delphi through the Attrition Program. When originally executed, Delphi’s participation in the UAW Attrition Agreement was subject to approval by the U.S. Bankruptcy Court for the Southern District of New York (Bankruptcy Court), which has jurisdiction over Delphi’s Chapter 11 proceedings. On April 7, 2006, the Bankruptcy Court declared in a hearing that Delphi’s participation in the UAW Attrition Agreement was approved. The UAW Attrition Agreement provides for a combination of early retirement programs and other incentives designed to help reduce employment levels at both GM and Delphi.

In the UAW Attrition Agreement, GM has agreed to assume certain costs regarding UAW-represented Delphi employees. Specifically, GM agreed to: (1) pay lump sums of $35,000 to certain employees who participate in the Attrition Program; (2) allow Delphi employees who agree to retire under the Attrition Program to flowback to GM for purposes of retirement whereby GM will assume all OPEB obligations to such retiree; (3) subsidize, for an interim period of time, health care and life insurance coverage for Delphi employees participating in a special voluntary pre-retirement program if Delphi reduces or eliminates its health care and/or life insurance coverage provided to active UAW employees; and (4) accept 5,000 active flowback employees, and as a result after they flow

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Delphi Bankruptcy — (continued)

back, pay such employee’s wages and benefits and incur pension and OPEB obligations for such employees. The UAW Attrition Agreement provides that for such costs, other than the $35,000 lump sum payment, GM will have a prepetition, general unsecured claim assertable against the bankruptcy estate of Delphi under certain existing agreements. This claim is subject to the rights of parties in interest to object to allowance on any grounds other than the claim did not arise under the terms of the pre-existing contractual agreements between GM and Delphi. GM believes that the UAW Attrition Agreement will enhance the prospects for GM, the UAW and Delphi to reach a broad-based consensual resolution of issues relating to the Delphi restructuring, but significant obstacles remain. As of September 30, 2006 approximately 12,400 UAW-represented Delphi employees had elected one of the retirement options available under the UAW Attrition Agreement.

On June 29, 2006 the Bankruptcy Court approved a motion by Delphi to offer similar attrition packages and a buyout program to approximately 8,500 hourly employees represented by the IUE-CWA and a buyout program to hourly employees represented by the UAW, many of whom were not eligible for the earlier offer. As of September 30, 2006 approximately 6,300 IUE-CWA-represented Delphi employees and approximately 1,400 UAW-represented Delphi employees had elected to participate in these attrition and buyout programs. GM and Delphi will share the cost of these programs. GM will have an allowed prepetition, general unsecured claim against the estate of Delphi for payments that it makes under the buyout program and a prepetition, general unsecured claim for costs, other than the $35,000 lump-sum payment, incurred in the IUE-CWA attrition program assertable against the estate of Delphi under certain existing agreements. This claim is subject to the rights of parties in interest to object to allowance on any grounds other than that the claim did not arise under the terms of the pre-existing contractual agreements between GM and Delphi. In addition, the basis, amounts, and priority of any claims against Delphi that GM currently has or may have in the future may be challenged by other parties in interest in Delphi’s bankruptcy proceeding. The scope and results of such challenges cannot be predicted with certainty. The estimated cost to GM of these programs is comprehended in the pre-tax charge of $5.5 billion recorded by GM in the fourth quarter of 2005 related to GM’s contingent exposure related to Delphi’s bankruptcy filing.

GM believes that it is probable that it has incurred a contingent liability due to Delphi’s Chapter 11 filing. Based on currently available data and ongoing discussions with Delphi and other stakeholders, GM believes that the range of the contingent exposures is between $6 billion and $7.5 billion, with amounts near the low end of the range considered more possible than amounts near the high end of the range. GM established a liability of $5.5 billion ($3.6 billion after tax) for this contingent exposure in the fourth quarter of 2005, and recorded an additional charge of $0.5 billion ($0.3 billion after tax) in the third quarter of 2006 to reflect GM’s potential exposure for OPEB costs associated with previously divested Delphi business units and certain labor restructuring costs, including but not limited to expenditures related to the attrition plans discussed above. These views reflect GM’s current assessment that it is unlikely that a Chapter 11 process will result in both a termination of Delphi’s pension plan and complete elimination of its OPEB plans. The amount of this charge may change, depending on the result of further discussions among GM, Delphi, and Delphi’s unions, and other factors. In addition to theses charges, GM may agree to reimburse Delphi for certain labor expenses to be incurred upon and after Delphi’s emergence from bankruptcy. GM’s current estimate of these expenses involves an initial payment in 2007, not expected to exceed approximately $400 million, and ongoing expenses of limited duration and estimated to average less than $100 million annually. GM will recognize these expenses as incurred in the future. GM expects these payments to be far exceeded by anticipated reductions in the cost of systems, components and parts from Delphi. As a result of ongoing negotiations, the actual impact of the Delphi matter will not be known until a consensual agreement has been reached and approved by the Bankruptcy Court.

With respect to the possible cash flow effect on GM related to its ability to make either pension or OPEB payments to Delphi retirees, if any are required under the benefit guarantees, GM would expect to make such payments from ongoing operating cash flow and financings. Such payments, if any, are not expected to have a material effect on GM’s cash flows in the short-term. However, if payable, these payments would be likely to increase over time, and could have a material effect on GM’s liquidity in coming years. (For reference, Delphi’s 2005 Annual Report on Form 10-K reported that its benefits paid for 2005 were $231 million, which included

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Delphi Bankruptcy — (continued)

$182 million for both hourly and salaried retirees, the latter of whom are not covered under the Benefit Guarantee Agreements, plus $54 million in payments to GM for certain former Delphi hourly employees who flowed back to retire from GM, net of $5 million of payments from GM related to employees who flowed from GM to Delphi after the Delphi spin-off).

On July 31, 2006 GM filed a consolidated Proof of Claim and an amended consolidated Proof of Claim with the Bankruptcy Court setting forth GM claims (including the claims of various GM subsidiaries) against Delphi and the other debtor entities. The Proof of Claim, which was filed by the date established by the Bankruptcy Court for the filing of claims by all of Delphi’s creditors, preserves GM’s right to pursue recovery of its claims against the Delphi estate. Because of the contingent nature of many of the claims involved and the fact that the validity and amount of the claims may be subject to objections from Delphi and other stakeholders, the exact amount of GM’s claims cannot be established with any degree of certainty. Based on currently available data, the amount of GM’s claims could be as much as $13 billion. GM’s claims and the claims of other Delphi creditors will be resolved as part of the bankruptcy process. In order to achieve a consensual resolution of Delphi’s bankruptcy, GM may agree to settle some or all of these claims for a reduced amount.

     GM-UAW-Delphi Special Attrition Program Agreement

As part of the initiatives to accelerate cost reductions and bring our structural cost and employment levels in line with revenues and demand for our vehicles, GM together with Delphi Corporation (Delphi) and the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) announced on March 22, 2006 that they had entered into the UAW-GM-Delphi Special Attrition Program Agreement (UAW Attrition Agreement), which was intended to reduce the number of U.S. hourly employees at GM and Delphi through the Attrition Program. When originally executed, Delphi’s participation in the UAW Attrition Agreement was subject to approval by the Bankruptcy Court, and such approval was granted on April 7, 2006. The UAW Attrition Agreement provides a combination of early retirement programs and other incentives designed to help reduce employment levels at both GM and Delphi, which will permit GM to reduce the number of employees who are and will be in the JOBS bank in a cost effective manner.

In the UAW Attrition Agreement, GM agreed to assume certain costs regarding UAW-represented Delphi employees. Specifically, GM agreed to (1) pay lump sums of $35,000 to certain employees who participate in the UAW Attrition Agreement; (2) allow Delphi employees who agree to retire under the UAW Attrition Agreement to flowback to GM for purposes of retirement whereby GM will assume all OPEB obligations to such retiree; (3) subsidize, for an interim period of time, health care and life insurance coverage for Delphi employees participating in a special voluntary pre-retirement program if Delphi reduces or eliminates its health care and/or life insurance coverage provided to active UAW employees; and (4) accept 5,000 active flowback employees, and as a result after their flow-back pay such employee’s wages and benefits and incur pension and OPEB obligations for such employees. The UAW Attrition Agreement provides that for such costs, other than the $35,000 lump sum payment, GM will have a prepetition, general unsecured claim assertable against the bankruptcy estate of Delphi under certain existing agreements. This claim is subject to the rights of parties in interest to object to allowance on any grounds other than the claim did not arise under the terms of the pre-existing contractual agreements between GM and Delphi. GM believes that the UAW Attrition Agreement will enhance the prospects for GM, the UAW and Delphi to reach a broad-based consensual resolution of issues relating to the Delphi restructuring, but significant obstacles remain. Refer to our discussion of issues related to the Delphi restructuring in the “Turnaround Plan” section.

Also under the UAW Attrition Agreement, GM provided certain UAW-represented employees at GM with (i) a lump sum payment of $35,000 for normal or early voluntary retirements retroactive to October 1, 2005; (ii) a mutually satisfactory retirement for employees 50 years of age or older with at least 10 years of credited service; (iii) payment of gross monthly wages ranging from $2,750 to $2,900 to those employees who participate in a special voluntary pre-retirement program depending on years of credited service and plant work location; and (iv) a buyout

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

     GM-UAW-Delphi Special Attrition Program Agreement — (continued)

of $140,000 for employees with ten or more years of seniority, or of $70,000 for employees with less than 10 years seniority, provided such employees sever all ties with GM and Delphi except for any vested pension benefits.

GM employees had until June 23, 2006 to accept and participate in the terms established under the UAW Attrition Agreement followed by a seven day rescission period from the date of acceptance. Approximately 34,400 GM hourly employees (33,100 UAW-represented and 1,300 represented by the International Union of Electronic Workers — Communication Workers of America (IUE-CWA) have agreed to participate in the program. Employees who chose to leave GM will retire or leave no later than January 1, 2007. GM will use temporary employees as necessary while permanent replacements are put in place.

In addition, as of September 30, 2006, approximately 12,400 Delphi employees represented by the UAW had chosen to participate in the Attrition Program. On June 29, 2006, the Bankruptcy Court approved a motion by Delphi to offer attrition packages and a buyout program to approximately 8,500 hourly employees represented by the IUE-CWA, and a buyout program to hourly employees represented by the UAW, many of whom were not eligible for the earlier offer. As of September 30, 2006, approximately 6,300 Delphi employees represented by the IUE-CWA and approximately 1,400 Delphi employees represented by the UAW had elected to participate in these attrition and buyout programs. GM and Delphi will share the cost of these programs. GM will have an allowed prepetition, general unsecured claim against the bankruptcy estate of Delphi for payment that it makes under the buyout programs and a prepetition, general unsecured claim for costs, other than the $35,000 lump sum payment, incurred in the IUE-CWA attrition program assertable against the bankruptcy estate of Delphi under certain existing agreements. In the third quarter of 2006 GM recognized a pre-tax charge of $500 million ($325 million after tax) for costs associated with these expanded programs which were not comprehended in the pre-tax charge of $5.5 billion recorded by GM in the fourth quarter of 2005 related to GM’s contingent exposure related to Delphi’s bankruptcy filing.

Also in the third quarter of 2006 GMNA recorded a net after tax benefit of approximately $105 million related to the impact of the UAW Attrition Agreement on other postemployment and postretirement benefits.

In the second quarter of 2006, GMNA recorded an after tax charge of $3.7 billion related to the UAW Attrition Agreement. This charge was comprised of the following: (1) an after tax charge of approximately $1.4 billion associated with the lump sum payments for normal or early voluntary retirements and buy-out agreements described above; (2) curtailment loss of $2.9 billion after tax with respect to its pension plan in conjunction with termination of a significant number of employees as part of the plan to reduce its workforce; and (3) a favorable offset of $0.6 billion after tax for reduction in capacity action charges taken in the fourth quarter 2005 due to lower than anticipated JOBS expense.

     GMAC — Pending Sale of 51% Controlling Interest

On April 2, 2006, GM and its wholly owned subsidiaries GMAC and GM Finance Co. Holdings Inc. entered into a definitive agreement pursuant to which GM will sell a 51% controlling interest in GMAC for a purchase price of $7.4 billion to FIM Holdings LLC (FIM Holdings). FIM Holdings is a consortium of investors including Cerberus FIM Investors LLC, the sole managing member, and Citigroup Inc., Aozora Bank Ltd. and a subsidiary of The PNC Financial Services Group, Inc. GM will retain a 49% equity interest in GMAC. In addition, GM and FIM Holdings together will invest $1.9 billion of cash in new GMAC preferred equity, with $1.4 billion to be invested by GM and $500 million to be invested by FIM Holdings. The transaction is subject to a number of U.S. regulatory and other approvals.

This agreement is an important element in GM’s current turnaround efforts, and is expected to provide the following:

•	Strong long term services agreement between GM and GMAC — As part of the transaction, GM and GMAC will enter into a number of agreements that will require that GMAC continue to allocate capital to

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

     GMAC — Pending Sale of 51% Controlling Interest — (continued)

automotive financing consistent with historical practices, thereby continuing to provide critical financing support to a significant share of GM’s global sales. While GMAC will retain the right to make individual credit decisions, GMAC will commit to fund a broad spectrum of customers and dealers consistent with historical practice in the relevant jurisdictions. Subject to GMAC’s fulfillment of certain conditions, GM will grant GMAC exclusivity for 10 years for U.S., Canadian and international GM-sponsored consumer and wholesale marketing incentives, with the exception of Saturn branded products.

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

GMAC expects to arrange two asset-backed funding facilities that total up to $25 billion that will support GMAC’s ongoing business and enhance GMAC’s liquidity position. In August 2006, GMAC closed a three-year, $10 billion facility with a subsidiary of Citigroup. At this time, GMAC is continuing to review its options for a second asset-backed facility, including the form of the facility, to enhance GMAC’s overall liquidity position. The funding facilities are in addition to Citigroup’s initial equity investment in GMAC.

Prior to consummation of the agreement, (i) certain assets with respect to automotive leases owned by GMAC and its affiliates having a net book value of approximately $4.1 billion, will be dividended to GM, (ii) GM will assume or retain certain of GMAC’s postemployment benefit obligations, (iii) GMAC will dividend to GM certain entities that hold a fee interest in certain real properties, (iv) GMAC will pay dividends to GM in an amount not to exceed GMAC’s 2006 net income prior to the consummation of the transaction, (v) GM will repay certain indebtedness owing to GMAC and specified U.S. intercompany unsecured obligations owing to GMAC which shall be no greater than $1.5 billion and (vi) GMAC will make a one-time distribution to GM of approximately $2.7 billion of cash to reflect the increase in GMAC’s equity value resulting from the transfer of a portion of GMAC’s net deferred tax liabilities arising from the conversion of GMAC and certain of its subsidiaries to limited liability company form. The total value of the cash proceeds and distributions to GM after repayment of certain intercompany obligations and before it purchases preferred limited liability company interests of GMAC will be approximately $14 billion over three years, comprised of the $7.4 billion purchase price and a $2.7 billion cash dividend at closing and other transaction related cash flows including monetization of certain retained assets over three years. From the proceeds GM will invest $1.4 billion of cash in new preferred limited liability company interests of GMAC.

For the first nine months of 2006, GMAC’s earnings and cash flows are fully consolidated with GM’s operating results. However, as a result of the agreement to sell a 51% controlling interest, certain assets and liabilities of GMAC have been presented as held for sale at September 30, 2006. GM recognized a non-cash impairment charge of approximately $600 million and $1.823 billion for the three months and nine months ended September 30, 2006, respectively, in conjunction with the pending sale of the 51% equity interest. After the sale of the 51% controlling

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

     GMAC — Pending Sale of 51% Controlling Interest — (continued)

interest, the remaining 49% interest in GMAC will be reflected in GM’s financial statements using the equity method of accounting.

Approximately $41 million of the $1.823 billion charge is attributable to differences between tangible book value to be paid by the consortium of investors and GMAC’s actual book value, partially offset by 51% of the effects of unrecognized net gains reflected in GMAC’s other comprehensive income. The remaining $1.782 billion of the charge is attributable to GMAC operating lease assets classified as held for sale. Pursuant to the requirements of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) GM is required to cease depreciation on long lived assets classified as held for sale in GM’s consolidated financial statements. Accordingly, pre-tax income in the nine months ended September 30, 2006 was higher by $1.782 billion as reported in the “Selling, general and administrative expenses” line item in the Condensed Consolidated Statements of Operations. However, because that higher income amount is not recoverable at close in the sales price or from a dividend prior to closing, a corresponding increase of $1.782 billion was recorded as part of the $1.823 billion charge, thereby impairing the carrying value of the operating lease assets held for sale as of September 30, 2006. As the transaction progresses towards closing, similar benefits from ceasing depreciation will not be recoverable in the sales price. Therefore, GM expects to increase the charge as necessary until closing related to further operating lease asset impairments. However these increases are expected to be offset by the favorable impacts of ceasing depreciation on GMAC assets held for sale and therefore will not have any impact on earnings. In addition, the charge will be adjusted until closing for any changes in fair value of the assets.

While GM expects to record tax benefits associated with the impairment charge of $1.823 billion, these benefits immediately will be offset by approximately $342 million of incremental tax costs created primarily by book to tax differences now recognized due to the pending sale. Both of these items are recorded in the “Income Tax Benefit” line item of the Condensed Consolidated Statements of Operations.

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

As previously reported, on July 28, 2006, the Federal Deposit Insurance Corporation (the “FDIC”) announced a six-month moratorium on the acceptance of, or final decisions on, notices filed under the Change in Bank Control Act with regard to industrial loan companies. In connection with the proposed sale of a controlling interest in GMAC, a notice was submitted to the FDIC. Since FDIC regulatory approval is a condition of the Agreement, GM, GMAC and representatives of FIM Holdings have been working with the FDIC to develop a means to enable the parties to stay on target for a closing of the GMAC transaction in the fourth quarter of 2006. GM currently expects to close the transaction in the fourth quarter of 2006, subject to receiving the necessary regulatory approvals.

The sale of a controlling interest in GMAC will reduce a significant portion of the GMAC U.S. pre-tax income available to GM. Given this anticipated decline in U.S. pre-tax income as a result of the transaction, we have reassessed the need for a valuation allowance against our U.S. net deferred tax assets balance of $25.2 billion as of September 30, 2006. At this time, we consider it more likely than not that we will have U.S. taxable income in the future that will allow us to realize these deferred tax assets. However, it is possible that some or all of these deferred

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

     GMAC — Pending Sale of 51% Controlling Interest — (concluded)

tax assets could ultimately expire unused, especially if our GMNA turnaround plan is not successful or if GMAC’s income declines.

Investigations

As previously reported, GM has been cooperating with the government in connection with a number of investigations.

The SEC has issued subpoenas to GM in connection with various matters including GM’s financial reporting concerning pension and OPEB, certain transactions between GM and Delphi, supplier price reductions or credits, and any obligation GM may have to fund pension and OPEB costs in connection with Delphi’s proceedings under Chapter 11 of the U.S. Bankruptcy Code. In addition, the SEC has issued a subpoena in connection with an investigation of our transactions in precious metal raw materials used in our automotive manufacturing operation, and a federal grand jury issued a subpoena in connection with supplier credits.

Separately, SEC and federal grand jury subpoenas have been served on GMAC entities in connection with industry wide investigations into practices in the insurance industry relating to loss mitigation insurance products such as finite risk insurance.

GM and GMAC have produced documents and provided testimony in response to the SEC and federal grand jury subpoenas. GM and GMAC will continue to cooperate with the SEC and federal grand jury with respect to these matters.

Liquidity and Capital Resources

Investors or potential investors in GM and GMAC securities consider cash flows of each reportable operating segment as a relevant measure in the analysis of GM’s and GMAC’s various securities that trade in public markets. Accordingly, GM provides supplemental condensed reportable operating segment statements of cash flows to aid users of GM’s condensed consolidated financial statements in the analysis of performance and liquidity and capital resources.

This information reconciles to the Condensed Consolidated Statements of Cash Flows after the elimination of “Net investing activity with Financing and Insurance Operations” and “Net financing activity with Automotive and

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources — (concluded)

Other” line items shown in the table below. Following are such statements for the nine months ended September 30, 2006 and 2005:

	Automotive and Other		Financing and Insurance
	Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in millions)

Net cash provided by (used in) operating activities	$4,350	$(1,715)	$(9,640)	$(5,541)
Cash flows from investing activities
Expenditures for property	(5,091)	(4,878)	(285)	(170)
Investments in marketable securities — acquisitions	(102)	(289)	(10,525)	(14,184)
Investments in marketable securities — liquidations	1,711	5,319	9,880	11,029
Net change in mortgage servicing rights	—	—	(65)	(101)
Increase (decrease) in finance receivables	—	—	(55,603)	(6,781)
Proceeds from sales of finance receivables	—	—	66,859	27,802
Proceeds from the sale of business units/equity investments	1,968	—	8,556	—
Operating leases — acquisitions	—	—	(13,772)	(12,372)
Operating leases — liquidations	—	—	5,266	5,029
Net investing activity with Financing and Insurance Operations	1,900	1,500	—	—
Investments in companies, net of cash acquired	(7)	1,367	(324)	—
Other	(683)	(148)	29	(870)

Net cash provided by (used in) investing activities	(304)	2,871	10,016	9,382
Cash flows from financing activities
Net increase (decrease) in loans payable	(244)	8	1,511	(6,297)
Long-term debt — borrowings	430	97	66,000	49,097
Long-term debt — repayments	(341)	(21)	(76,043)	(50,813)
Net financing activity with Automotive & Other	—	—	(1,900)	(1,500)
Cash dividends paid to stockholders	(424)	(863)	—	—
Other	—	—	2,931	5,020

Net cash used in financing activities	(579)	(779)	(7,501)	(4,493)
Effect of exchange rate changes on cash and cash equivalents	115	(36)	61	(84)
Net transactions with Automotive/Financing Operations	(967)	206	967	(206)

Net increase (decrease) in cash and cash equivalents	2,615	547	(6,147)	(942)
Cash and cash equivalents reclassified to Assets Held for Sale	—	—	(6,303)	(509)
Cash and cash equivalents at beginning of the period	15,187	13,148	15,539	22,845

Cash and cash equivalents at end of the period	$17,802	$13,695	$3,089	$21,394

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive and Other Operations

Available Liquidity

GM believes it has sufficient liquidity and financial flexibility to meet its capital requirements over the short and medium-term under reasonably foreseeable circumstances. Over the long term, GM believes its ability to meet its capital requirements will primarily depend on the execution of its turnaround plan and the return of its North American operations to profitability and positive cash flow. GM Auto & Other’s available liquidity includes its cash balances, marketable securities and readily-available assets of its VEBA trusts. At September 30, 2006, GM Auto & Other’s available liquidity was $20.4 billion compared with $22.9 billion at June 30, 2006, $20.4 billion at December 31, 2005 and $19.2 billion at September 30, 2005. The amount of GM’s consolidated cash and marketable securities is subject to intra-month and seasonal fluctuations, with a significant portion of GM’s trade accounts payable due shortly after the beginning of each month, and such amounts include balances held by various GM business units and subsidiaries worldwide that are needed to fund their operations.

	September 30,	December 31,	September 30,
	2006	2005	2005
	(Dollars in billions)

Cash and cash equivalents	$17.8	$15.2	$13.7
Other marketable securities	0.1	1.4	1.4
Readily-available assets of VEBA trusts	2.5	3.8	4.1

Available Liquidity	$20.4	$20.4	$19.2

In addition to the $2.5 billion of readily-available GM VEBA trust assets included in available liquidity, GM expects to have access to additional VEBA trust assets over time to reimburse OPEB plan costs. These additional VEBA trust assets, which are not currently available, totaled approximately $14.4 billion as of September 30, 2006, making the total VEBA trust assets $16.9 billion as of September 30, 2006. At December 31, 2005, the total VEBA trust assets were $19.1 billion, $3.8 billion of which was readily-available and $15.3 billion of which was not readily-available. GM withdrew $2 billion of funds from its VEBA trusts during the third quarter of 2006. The decline in the VEBA balances since December 31, 2005 was primarily driven by withdrawals of $4 billion during the nine months ended September 30, 2006, partially offset by asset returns.

As an additional source of available liquidity, GM entered into a $4.6 billion amended and restated credit agreement with a syndicate of banks restating and amending the $5.6 billion unsecured line of credit on July 20, 2006. This agreement provides additional available liquidity that GM can draw on from time to time to fund working capital and other needs. The facility is comprised of a $4.48 billion secured line of credit that terminates in July 2011 and a $0.15 billion unsecured line of credit that terminates in June 2008. Under the $4.48 billion secured facility, borrowings are limited to an amount based on the value of the underlying collateral, which consists of certain North American accounts receivable and inventory of General Motors Corporation, Saturn Corporation, and General Motors of Canada, Limited, certain plants, property and equipment of General Motors of Canada, Limited, and a pledge of 65% of the stock of the holding company for GM’s indirect subsidiary GM de Mexico. In addition to the $4.48 billion secured line of credit, the collateral also secures certain lines of credit, automatic clearinghouse and overdraft arrangements and letters of credit provided by the same secured lenders totaling approximately $1.5 billion. In the event of certain work stoppages, the secured facility would be temporarily reduced to $3.5 billion. At September 30, 2006, a total of $4.6 billion was available under the credit agreement. This amended and restated credit agreement removed the uncertainty previously reported as to whether the bank syndicate would be required to honor a borrowing request.

GM has an additional $0.3 billion in undrawn committed facilities with various maturities and undrawn uncommitted lines of credit of $0.5 billion. In addition, GM’s consolidated affiliates with non-GM minority shareholders, primarily GM Daewoo, have a combined $1.6 billion in undrawn committed facilities.

GM previously reported its belief that issues may arise from its restatement of its prior financial statements under various financing agreements, which consist principally of obligations in connection with sale/leaseback transactions and other lease obligations (but not GM’s public debt indentures) to which GM is a party. In March

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive and Other Operations — (continued)

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

On April 3, 2006, GM announced that it had entered into a definitive agreement to sell a controlling interest in GMAC to FIM Holdings. The transaction is subject to a number of U.S., international and other approvals. The total value of cash proceeds and distributions to GM before it purchases a new preferred equity interest in GMAC and repays any intercompany unsecured obligations will be approximately $14 billion in cash from this transaction over three years, comprised of the $7.4 billion purchase price and a $2.7 billion cash dividend at closing and other transaction related cash flows including monetization of certain retained assets over three years. From the proceeds, GM will invest $1.4 billion of cash in new preferred limited liability company interests of GMAC.

Cash Flow

Auto & Other’s available liquidity was $20.4 billion at September 30, 2006 and December 31, 2005 primarily as a result of positive operating cash flow and cash proceeds from asset sales offset by the significant capital expenditures required to support the business.

The charge of $3.7 billion, after tax, recognized in the second quarter as a result of the UAW Attrition Agreement includes $1.4 billion, after tax, for cash payments to employees, most expected to be paid in 2006, with the remainder spread over the next three years. These payments will be funded using cash flows from operations. The remaining $2.3 billion of the charge is “non-cash” and consequently will have no immediate cash flow impact.

For the nine months ended on September 30, 2006, Auto & Other’s operating cash flow was $4.4 billion compared with a negative $1.7 billion for the same period in the prior year.

Auto & Other’s investing cash flows for the nine months ended on September 30, 2006 consisted primarily of capital expenditures of $5.1 billion, compared with $4.9 billion in the same period in the prior year, liquidation of marketable securities of $1.7 billion, compared to $5.3 billion in the same period in the prior year, sale of interest in Suzuki common stock for approximately $2 billion, and dividends received from GMAC of $1.9 billion compared with $1.5 billion in the same period in the prior year. Capital expenditures were incurred primarily for real estate, plants, equipment, machinery and tooling to support new products and powertrain investments, as well as GM’s existing asset base.

Debt

GM Auto & Other’s total debt at September 30, 2006 was $32.8 billion, of which $1.4 billion was classified as short-term and $31.4 billion was classified as long-term. At December 31, 2005, total debt was $32.5 billion, of which $1.5 billion was short-term and $31 billion was long-term, and at September 30, 2005, total debt was $32.4 billion, of which $1.5 billion was short-term and $30.9 billion was long-term.

Separate from the $1.4 billion of short-term debt, near-term North American term debt maturities include up to approximately $1.2 billion in 2007, related to approximately $1.2 billion of convertible debentures that may be put to GM for cash settlement in March 2007, and approximately $1.3 billion of various term-debt maturities in 2008.

In order to provide financial flexibility to GM and its suppliers, GM maintains a trade payables program through GMAC Commercial Finance (GMACCF). Under the terms of the transaction to sell 51% of GMAC to FIM

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive and Other Operations — (concluded)

Available Liquidity — (concluded)

Holdings, GM will be permitted to continue administering the program through GMACCF so long as GM provides the funding of advance payments to suppliers under the program. As of May 1, 2006, GM commenced funding of the advance payments, and as a result, at September 30, 2006 there was no outstanding balance owed by GM to GMACCF under the program.

Net Liquidity

Net liquidity, calculated as cash, marketable securities, and $2.5 billion ($3.8 billion at December 31, 2005) of readily-available assets of the VEBA trust less the total of loans payable and long-term debt, was a negative $12.4 billion at September 30, 2006, compared with a negative $9.6 billion at June 30, 2006 and a negative $12.1 billion at December 31, 2005.

Financing and Insurance Operations

At September 30, 2006, GMAC’s consolidated assets totaled $309.8 billion, compared with $320.5 billion at December 31, 2005 and $314.2 billion at September 30, 2005. The decrease from December 31, 2005 was primarily attributable to the sale of approximately 78% of GMAC’s equity in Capmark in the first quarter of 2006.

GMAC’s total debt is $247.6 billion at September 30, 2006, compared with $253.2 billion at December 31, 2005 and $245.7 billion at September 30, 2005. GMAC’s ratio of total debt to total stockholder’s equity at September 30, 2006 was 11.8:1, compared with 11.9:1 at December 31, 2005, and 10.7:1 at September 30, 2005. GMAC’s liquidity, as well as its ability to profit from ongoing activity, is in large part dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. Part of GMAC’s strategy in managing liquidity risk has been to develop diversified funding sources across a global investor base. As an important part of its overall funding and liquidity strategy, GMAC maintains substantial bank lines of credit. These bank lines of credit, which totaled $45.1 billion at September 30, 2006, provide “back-up” liquidity and represent additional funding sources, if required.

GMAC currently has a $3.2 billion syndicated line of credit committed through June 2007, $4.4 billion committed through June 2008, and committed and uncommitted lines of credit of $3.5 billion and $9.2 billion, respectively. In addition, at September 30, 2006, New Center Asset Trust (NCAT) and Mortgage Interest Networking Trust (MINT) had $18.3 billion and $3 billion in committed liquidity facilities, respectively. NCAT is a special purpose entity administered by GMAC for the purpose of funding assets as part of GMAC’s securitization funding programs. This entity funds the purchase of assets through the issuance of asset-backed commercial paper and represents an important source of liquidity to GMAC. At September 30, 2006, NCAT had commercial paper outstanding of $8.4 billion, which is not consolidated in the Corporation’s Consolidated Balance Sheet. In addition, GMAC has been able to diversify its unsecured funding through the formation of ResCap. ResCap, which was formed as the holding company of GMAC’s residential mortgage businesses, has a $3.5 billion syndicated line of credit consisting of a $1.75 billion syndicated term loan, a $0.9 billion syndicated line of credit committed through July 2008, and a $0.9 billion syndicated line of credit committed through July 2007. Finally, GMAC has $111.8 billion in committed secured funding facilities with third-parties, including commitments with third-party asset-backed commercial paper conduits, forward flow sale agreements with third-parties, securities purchase commitments with third parties and repurchase facilities. This includes five year commitments that GMAC entered into in 2005 with remaining capacity to sell up to $48 billion of retail automotive receivables to third party purchasers through 2010. The unused portion of these committed and uncommitted facilities totaled $69.7 billion at September 30, 2006.

Status of Debt Ratings

Standard & Poor’s, Moody’s, and Fitch currently rate GM’s and GMAC’s credit at non-investment grade. Dominion Bond Rating Services (DBRS) rates GM’s credit at non-investment grade and maintains an investment

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Status of Debt Ratings — (continued)

grade rating for GMAC. All major rating agencies rate ResCap at investment grade. The following table summarizes GM’s, GMAC’s and ResCap’s credit ratings as of September 30, 2006:

	Senior Unsecured Debt			Commercial Paper
Rating Agency	GM	GMAC	ResCap	GM	GMAC	ResCap

DBRS	B	BBB(Low)	BBB	R-5	R-3	R-2(Mid)
Fitch	B	BB	BBB−	Withdrawn	B	F3
Moody’s	Caa1	Ba1	Baa3	Not Prime	Not Prime	P3
S&P	B−	BB	BBB−	B-3	B-1	A-3

Outlook
Rating Agency	GM	GMAC	ResCap

DBRS	Negative Rating Watch	Developing	Developing
Fitch	Negative	Positive	Positive
Moody’s	Negative Credit Watch	Review for Possible Downgrade	Review for Possible Downgrade
S&P	Negative	Developing	Developing

While GM experienced limited access to the capital markets in the third quarter of 2006 as a result of deterioration in its credit ratings, GM was able to utilize available liquidity to meet its capital requirements. Similarly, due to the downgrade of GMAC’s unsecured debt to non-investment grade, GMAC’s access to the unsecured capital markets was limited. GMAC was able to meet its capital requirements by accessing alternative funding sources, with a focus on secured funding and automotive whole loan sales.

Since December 31, 2005, each of Moody’s, Fitch, Standard & Poor’s and DBRS downgraded GM’s unsecured debt.

On February 21, 2006, Moody’s downgraded GM’s senior unsecured debt to B2 with a negative outlook from B1 under review for a possible downgrade. On March 16, 2006, Moody’s placed the senior unsecured ratings of GM, GMAC and ResCap under review for a possible downgrade. At the same time, Moody’s changed the review status of ResCap’s short-term P-3 ratings to review for possible downgrade from direction uncertain. On March 29, 2006 Moody’s downgraded GM’s senior unsecured debt to B3 with a negative outlook leaving the ratings of GMAC and ResCap on review for possible downgrade. On May 5, 2006, Moody’s placed GM’s senior unsecured debt rating under review for a possible downgrade. GM’s corporate rating and the ratings of GMAC and ResCap were unaffected. On June 20, 2006, Moody’s assigned a B2 rating to GM’s secured credit facility, affirmed the company’s B3 corporate rating and lowered its unsecured credit rating to Caa1. The rating outlook is negative. Credit ratings of GMAC and ResCap were unaffected. On September 22, 2006, Moody’s revised the debt rating of the secured credit facility as a result of new Loss-Given-Default methodology to Ba3 from B2. Issuer credit rating and long-term unsecured debt rating of GM, GMAC and ResCap were unaffected.

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

On March 29, 2006, Standard and Poor’s placed both GM’s long term B and short term B-3 corporate credit ratings on CreditWatch with negative implications. The ratings for GMAC and ResCap were affirmed as BB and BBB minus, respectively. Both GMAC and ResCap’s ratings were left on CreditWatch with developing

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Status of Debt Ratings — (concluded)

implications. On June 20, 2006, Standard and Poor’s assigned a B+ credit rating on the proposed GM senior bank loan facility with a recovery rating of “1” signifying that lenders can expect full recovery of principal in the event of a payment default. At the same time, Standard & Poor’s affirmed the company’s B corporate credit rating and lowered the senior unsecured debt rating on GM to B− as a result of the secured bank transaction. All ratings remain on credit watch with negative implications. The credit ratings of GMAC and ResCap were unaffected by the ratings actions.

On July 24, 2006 DBRS downgraded GM’s senior unsecured rating to B from B (high) and commercial paper rating to R-3 (low) from R-3 (middle) following the completion of the aforementioned secured credit transaction. The trend remained negative. Credit ratings of GMAC, ResCap and their related subsidiaries were unaffected. On September 15, 2006, DBRS revised its short-term credit rating on GM to R-5 Negative from R-3 (low) Negative, and on GMAC to R-3 Under Review — Developing from R-2(low) Under Review — Developing as a result of its new ratings methodology.

While the aforementioned ratings actions have increased borrowing costs and limited access to unsecured debt markets, these outcomes have been mitigated by actions taken by GM and GMAC over the past few years to focus on an increased use of liquidity sources other than institutional unsecured markets that are not directly affected by ratings on unsecured debt, including secured funding sources beyond traditional asset classes and geographical markets, automotive whole loan sales, and use of bank and conduit facilities. Further reductions of GM’s and/or GMAC’s credit ratings could increase the possibility of additional terms and conditions contained in any new or replacement financing arrangements. As a result of specific funding actions taken over the past few years, management believes that GM and GMAC will continue to have access to sufficient capital to meet the Corporation’s ongoing funding needs over the short and medium-term. Notwithstanding the foregoing, management believes that the current ratings situation and outlook increase the level of risk for achieving the Corporation’s funding strategy and GMAC’s ability to sustain the current level of asset originations over the long-term. In addition, the ratings situation and outlook increase the importance of successfully executing the Corporation’s plans for improvement of operating results. One of the goals of GM’s pending transaction to sell 51% of the equity interest in GMAC is to delink GMAC’s credit rating from GM’s credit rating and renew its access to low-cost financing.

Line of Credit Between GM and GMAC

In September 2006, GM’s $4 billion revolving line of credit with GMAC expired and was not renewed. This credit line was used for general operating and seasonal working capital purposes and to reduce external liquidity requirements, given the differences in the timing of GM’s and GMAC’s peak funding requirements. The line was not utilized in the third quarter of 2006 and was not renewed after its expiration. In the third quarter of 2005, the maximum amount outstanding on the line was $1.4 billion.

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

Off-Balance Sheet Arrangements — (concluded)

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

Assets in off-balance sheet entities were as follows:

	September 30,	December 31,	September 30,
	2006	2005	2005
	(Dollars in millions)

Assets leased under operating leases	$2,286	$2,430	$2,431
Trade receivables sold(1)	760	708	980

Total	$3,046	$3,138	$3,411

Financing and Insurance Operations
Receivables sold or securitized:
— Mortgage loans	$80,272	$99,084	$97,887
— Retail finance receivables	6,119	6,014	6,523
— Wholesale finance receivables	18,499	21,421	16,688

Total	$104,890	$126,519	$121,098

(1)	In addition, trade receivables sold to GMAC were $497 million, $525 million and $476 million for the periods ended September 30, 2006, December 31, 2005, and September 30, 2005, respectively.

Book Value Per Share

Book value per share was determined based on the liquidation rights of the common stockholders. Book value per share of GM $1 2/3 par value common stock (Common Stock) was $19.70 at September 30, 2006, $25.81 at December 31, 2005, and $38.87 at September 30, 2005.

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

GM’s policy is to distribute dividends on the Common Stock based on the outlook and indicated capital needs of the business. Cash dividends per share of the Common Stock were $2.00 in 2005, 2004, and 2003. At the February 6, 2006 meeting of the GM Board of Directors, the board approved the reduction of the quarterly dividend on the Common Stock from $0.50 per share to $0.25 per share, effective for the first quarter of 2006. Cash dividends per share of the Common Stock were $0.25 per quarter for the first three quarters of 2006.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Employment and Payrolls

Worldwide Employment for GM and its Consolidated Subsidiaries at September 30, (in thousands)	2006	2005

GMNA	156	173
GME(1)	62	56
GMLAAM	32	32
GMAP	34	27
GMAC	31	34
Other	3	3

Total employees	318	325

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Worldwide payrolls — (in billions)	$6.0	$5.2	$16.7	$15.6

(1)	Approximately 7,000 employees were added in the fourth quarter of 2005 from a former powertrain joint venture with Fiat.

Critical Accounting Estimates

The condensed consolidated financial statements of GM are prepared in conformity with GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported assets and liabilities as of the financial statements dates and the reported revenues and expenses for the periods presented. GM’s accounting policies and critical accounting estimates are consistent with those described in Note 1 to the Consolidated Financial Statements and the MD&A section in our 2005 Annual Report on Form 10-K. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Management has discussed the development, selection and disclosures of its critical accounting estimates with the Audit Committee of GM’s Board of Directors, and the Audit Committee has reviewed the disclosures relating to these estimates.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Critical Accounting Estimates — (continued)

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

GM remeasured its U.S. hourly pension plan as of April 30, 2006 as a result of the UAW Attrition Program and its U.S. salaried pension plan as of March 31, 2006 as a result of previously announced benefit modifications resulting in a reduction in the U.S. pension projected benefit obligation (PBO) by $3.9 billion. The weighted average discount rate used to determine the benefit obligation was 6.15%. This represents a 45 basis point increase from the 5.70% weighted average discount rate used at year-end 2005. The U.S. hourly plan remeasurement also included a change in retirement assumptions for the remaining active employees which resulted in an increase in the average remaining service life for remaining active employees.

GM’s U.S. SFAS No. 87 pension expense is estimated to decrease by approximately $1.2 billion from approximately $0.6 billion previously projected for 2006.

GM remeasured the U.S. salaried OPEB plans as of February 9, 2006 as a result of previously announced benefit modifications, the U.S. hourly OPEB plans as of March 31, 2006 as a result of the previously announced settlement agreement with the UAW related to reductions in hourly retiree health care, and the U.S. hourly OPEB plans as of May 31, 2006 as a result of the UAW Attrition Program. The remeasurements resulting from U.S. salaried and hourly OPEB health care benefit modifications and the Attrition Program reduced the U.S. OPEB accumulated postretirement benefit obligation (APBO) by $19.9 billion. The aggregate weighted average discount rate used to determine the benefit obligation was 6.25%. This represents an 80 basis point increase from the 5.45% discount rate used at year-end 2005. The U.S. salaried plan remeasurement also included a change in retirement assumptions for the remaining active employees which resulted in an increase in the average remaining service life for remaining active employees.

The previously disclosed estimate for the third quarter UAW Attrition curtailment charge for Other Postretirement Employee Benefits (OPEB) was approximately $300 million pre-tax. The final measurement of this impact resulted in an actual pre-tax third quarter charge of $23 million reflecting the impact of final participant health care and service demographics not available at the time of the original estimate.

The following information illustrates the sensitivity to a change in certain assumptions for U.S. pension plans after the remeasurements (As of March 31, 2006 for the U.S. salaried plan, April 30, 2006 for the U.S. hourly plan, and December 31, 2005 for the other U.S. plans, the PBO for these pension plans was $85 billion and the minimum pension liability charged to equity with respect to these pension plans was $114 million, net of tax):

	Effect on 2006		Effect on
Change in Assumption	Pre-Tax Pension Expense		PBO

25 basis point decrease in discount rate	+$	120 million	+$	2.1 billion
25 basis point increase in discount rate	−$	120 million	−$	2.0 billion
25 basis point decrease in expected return on assets	+$	230 million		—
25 basis point increase in expected return on assets	−$	230 million		—

GM’s U.S. pension plans generally provide covered U.S. hourly employees with pension benefits of negotiated, flat dollar amounts for each year of credited service earned by an individual employee. Formulas

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Critical Accounting Estimates — (continued)

providing for such stated amounts are contained in the prevailing labor contract. Consistent with GAAP, pre-tax pension expense and PBO do not comprehend any future benefit increases or decreases from one contract to the next. The current cycle for negotiating new labor contracts is every four years. There is no past practice of maintaining a consistent level of benefit increases or decreases from one contract to the next. However, the following data illustrates the sensitivity of pension expense and PBO to hypothetical assumed changes in future basic benefits. An annual 1% increase in the benefit units for U.S. hourly employees would result in an $80 million increase in 2006 pre-tax pension expense and a $420 million increase in the April 30, 2006 U.S. hourly plan PBO. An annual 1% decrease in the same benefit units would result in an $80 million decrease in 2006 pre-tax pension expense and a $390 million decrease in the same PBO.

The following table illustrates the sensitivity to a change in the discount rate assumption related to GM’s U.S. OPEB plans after the remeasurement for the U.S. salaried OPEB plans as of February 9, 2006 and the remeasurements for the U.S. hourly plans as of March 31, 2006 and May 31, 2006:

	Effect on 2006		Effect on
Change in Assumption	Pre-Tax OPEB Expense		APBO

25 basis point decrease in discount rate	+$	110 million	+$	1.7 billion
25 basis point increase in discount rate	−$	100 million	−$	1.6 billion

GM assumes a 10% initial U.S. health-care cost trend rate for the 2006 calendar year and a 5.0% ultimate U.S. health-care cost trend rate projected for calendar year 2012 and beyond as of December 31, 2005. Considering the remeasurement for the U.S. salaried OPEB plans as of February 9, 2006 as well as the remeasurements for the U.S. hourly OPEB plans as of March 31, 2006 and May 31, 2006, then a one percentage point increase in the assumed U.S. health care trend rates for all periods would have increased the U.S. APBO by 5.3 billion, and the aggregate service and interest cost components of non-pension postretirement benefit expense on an annualized basis by $410 million. A one-percentage point decrease would have decreased the U.S. APBO by $5.1 billion and the aggregate service and interest cost components of non-pension postretirement benefit expense on an annualized basis by $390 million.

The above sensitivities reflect the effect of changing one assumption at a time. Note that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140). This statement amends SFAS No. 133 to permit fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation. This statement also eliminates the interim guidance in SFAS No. 133 Implementation Issue D-1, which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. Finally, this statement amends SFAS No. 140 to eliminate the restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. This statement is effective for all financial instruments acquired or issued in the first fiscal year beginning after September 15, 2006. Management is assessing the potential impact on GM’s financial condition and results of operations.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Critical Accounting Estimates — (continued)

In April 2006, the FASB issued FSP FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R,” which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity’s creation are examined to determine the variability in applying FIN 46R, “Consolidation of Variable Interest Entities.” The variability is used in applying FIN 46R to determine whether an entity is a VIE, which interests are variable interests in the entity, and who is the primary beneficiary of the VIE. This statement was effective for all reporting periods beginning after June 15, 2006. Management has adopted the provisions of FSP FIN 46R-6. This interpretation did not have a significant effect on GM’s consolidated financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Management is assessing the impact on GM’s financial condition and results of operations.

In July 2006, the FASB issued FSP No. 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” (FSP 13-2), which amends SFAS No. 13, “Accounting for Leases,” by requiring lessors to recalculate the rate of return and periodic income allocation for leveraged-lease transactions when there is a change or projected change in the timing of income tax cash flows related to the lease. FSP 13-2 requires lessors to use the model in FIN 48 to determine the timing and amount of expected tax cash flows in leveraged-lease calculations and recalculations. FSP 13-2 is effective in the same period as FIN 48. At the date of adoption, the lessor is required to reassess projected income tax cash flows related to leveraged leases using the FIN 48 model for recognition and measurement. Revisions to the net investment in a leveraged lease required when FSP 13-2 is adopted would be recorded as an adjustment to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle. Management does not expect this guidance to have a material effect on GM’s financial condition and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 “Quantifying Financial Misstatements” which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. This bulletin is effective for financial statements for the first fiscal year ending after November 15, 2006. Management does not expect this guidance to have a material effect on GM’s financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on GM’s financial condition and results of operations.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Critical Accounting Estimates — (concluded)

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS No. 87), SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), and SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. Based on available information from the last measurement dates for the defined benefit pension and other postretirement benefit plans and reflecting potential variability in actuarial assumptions, such as discount rates and asset returns, and plan experience, GM estimates that the impact due to the recognition at December 31, 2006 of previously unrecognized amounts would reduce shareholders’ equity in the range of $18 billion to $25 billion, after tax, before assessing the realizability of deferred tax assets resulting from the adoption of SFAS No. 158 of approximately $4 billion to $5 billion as well as others recorded prior to the adoption of SFAS No. 158. Also, the adoption of SFAS No. 158 would result in a reduction of deferred tax liabilities of approximately $6 billion to $9 billion. The actual impact of the recognition provisions of SFAS No. 158 will not be known until year-end valuations are available and the deferred tax assets are assessed for realizability. We are currently evaluating the measurement-date provisions of SFAS No. 158 to determine if it will be possible for GM to early adopt the new measurement dates coinciding with GM’s fiscal year for all plans for 2007.

In October 2006, the FASB issued FSP No. 123R-5 “Amendment of FASB Staff Position FAS 123R-1”. This FSP amends FSP FAS 123R-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under SFAS No. 123R” to clarify that freestanding financial instruments that were originally issued as employee compensation subject to SFAS No. 123R and subsequently modified solely to reflect an equity restructuring that occurs when the holders are no longer employees, should continue to be subject to the recognition and measurement provisions of SFAS No. 123R if certain conditions are met. The provisions in this FSP are effective for the first reporting period beginning after October 10, 2006. Management does not expect this guidance to have a material effect on GM’s financial condition and results of operations.

Forward-Looking Statements

In this report, in reports previously and subsequently filed by GM with the SEC on Form 10-K and Form 10-Q and filed or furnished on Form 8-K, and in related comments by General Motors’ management, we use words like “expect,” “anticipate,” “estimate,” “forecast,” “initiative,” “objective,” “plan,” “goal,” “project,” “outlook,” “priorities,” “target,” “intend,” “evaluate,” “pursue,” “seek,” “may,” “would,” “could,” “should,” “believe,” “potential,” “continue,” “designed,” or “impact” to identify forward-looking statements that represent our current judgments about possible future events. We believe these judgments are reasonable, but GM’s actual results may differ materially due to a variety of important factors.

Among other items, such factors include:

•	Our ability to achieve reductions in costs as a result of the turnaround restructuring, health care cost reductions and the Attrition Program, to realize production efficiencies and to implement capital expenditures at levels and times planned by management;

•	The pace of product introductions and market acceptance of our new products;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Forward-Looking Statements — (continued)

•	Changes in the competitive environment and the effect of competition in our markets, including our pricing policies;

•	Our ability to maintain adequate liquidity and financing sources and an appropriate level of debt;

•	Restrictions on GMAC’s and ResCap’s ability to pay dividends and prepay subordinated debt obligations to us;

•	The final results of investigations and inquiries by the SEC and other government agencies;

•	Changes in relations with unions and employees/retirees and the legal interpretations of the agreements with those unions with regard to employees/retirees;

•	Our ability to complete the timely sale of a 51-percent controlling interest in GMAC and the effect of that sale on the results of GM’s and GMAC’s operations, liquidity and respective credit ratings;

•	Labor strikes or work stoppages at GM or its key suppliers such as Delphi or financial difficulties at those key suppliers;

•	Negotiations and bankruptcy court actions with respect to our relationship with Delphi;

•	Our ability to attract customers as a result of our more extensive powertrain warranty coverage;

•	Potential increases in our product warranty costs and costs associated with product recalls or product liability;

•	Additional credit rating downgrades and their effects;

•	Costs and risks associated with litigation;

•	New laws, regulations or governmental policies or changes to existing laws, regulations or governmental policies (including changes in interpretation or enforcement);

•	Shortages of and price increases for fuel;

•	Changes in economic conditions, commodity prices, currency exchange rates or political stability in the markets in which we and our competitors operate; and

•	Other factors affecting financing and insurance operating segments’ results of operations and financial condition such as credit ratings, adequate access to the market, changes in the residual value of off-lease vehicles, changes in U.S. government-sponsored mortgage programs or disruptions in the markets in which its mortgage subsidiaries operate, and changes in its contractual servicing rights; and price increases or shortages of fuel.

In addition to these factors, GMAC’s actual results may differ materially due to a variety of other important factors that are described in GMAC’s most recent Annual Report on Form 10-K, Forms 10-Q and 8-K, which are incorporated herein by reference. Such factors include, among others, the following:

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Forward-Looking Statements — (concluded)

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

GM’s management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of GM’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of September 30, 2006. Based on that evaluation, GM’s chief executive officer and chief financial officer concluded that, as of that date, GM’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective at the reasonable assurance level.

As discussed in GM’s Annual Report on Form 10-K for the year ended December 31, 2005, management’s assessment identified the following material weakness and significant deficiency:

(A) As previously disclosed in our Form 10-K for the year ended December 31, 2005, GM management had concluded that the disclosure controls and procedures related to certain mortgage loan operations of GMAC were not effective because of a material weakness in internal control over financial reporting with respect to the preparation, review, presentation and disclosure of the consolidated statement of cash flows.

Subsequently, during 2006, management implemented enhancements to GMAC’s internal controls over financial reporting with respect to the consolidated statement of cash flows. For example, GMAC management has created templates to be used in financial reporting to provide more detailed information about cash flows and to facilitate identifying and isolating non-cash amounts. Business units provide certifications on cash flow to GMAC management on a quarterly basis, and internal quarterly accounting reviews have been expanded to incorporate cash flow items. In addition, the disclosure process for testing for GAAP compliance has been revised to cover treatment of cash flows more thoroughly. GM management and GMAC management have assessed the operating effectiveness of these enhanced internal controls and believe the material weakness has been remediated.

(B) GM management also identified a significant deficiency in internal controls related to accounting for complex contracts. This deficiency was noted as a result of certain contracts being accounted for incorrectly and without appropriate consideration of the economic substance of the contracts. As part of its remediation efforts, GM management issued procedural guidance regarding the evaluation of and accounting for complex contracts. Further, GM management is implementing a delegation of authority for approval of the accounting for complex contracts that requires formal review and approval by experienced accounting personnel. GM management will continue to monitor the effectiveness of the remediation.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Controls and Procedures — (concluded)

In June 2006 GM commenced the transition of some of its information technology support services between existing suppliers for its systems, including a portion of its financial systems. Management is continuing to closely monitor the transition to ensure there is no adverse effect to its financial reporting and related internal controls.

Other than indicated above, there were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

* * * * * *

PART II

Item 1.	Legal Proceedings

Health Care Litigation

In the previously reported class action UAW, et al. v. General Motors Corporation, the classwide settlement approved by the U.S. District Court for the Eastern District of Michigan has been appealed to the Sixth Circuit Court of Appeals by a small number of individual objectors. The appeal has been fully briefed and is awaiting decision.

On May 10, 2006, the IUE-CWA along with individual retirees filed a class action in the U.S. District Court for the Eastern District of Michigan on behalf of hourly retirees, spouses and dependants, seeking to enjoin GM from making unilateral changes to their hourly retiree health care benefits. On November 1, 2006, the District Court issued an order approving a classwide settlement regarding modifications to health care benefits for hourly retirees.

General Motors Securities Litigation

In the previously reported stockholder action In re General Motors Securities and Derivative Litigation plaintiffs filed amended complaints on August 15, 2006. The amended complaint in the GM securities litigation does not include claims against the underwriters previously named as defendants, alleges a proposed class period of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Legal Proceedings — (continued)

April 13, 2000 through March 20, 2006, does not include the previously asserted claim for the rescission of incentive compensation against Mr. Wagoner and John Devine, and contains additional factual allegations regarding GM’s restatements of financial information filed with the SEC. On October 13, 2006, the GM defendants filed a motion to dismiss the complaint. The amended complaint in the stockholder derivative litigation filed on August 15, 2006 alleges that the Board breached its fiduciary obligations by failing to oversee GM’s operations properly and prevent alleged improprieties in connection with GM’s accounting with regard to cash flows, pension-related liabilities and supplier credits. On October 2, 2006, the defendants filed a motion to dismiss the amended complaint. On October 30, 2006, the plaintiffs in the stockholder derivative litigation filed a proposed stipulated order granting leave for plaintiffs to file a second consolidated and amended derivative complaint, which would add some allegations concerning recent changes to the GM bylaws and the resignation of Jerome B. York from the GM Board of Directors. The Court has not yet entered the stipulated order.

Bondholder Class Actions

In the previously reported bondholder class action J&R Marketing, et al. v. General Motors, et al., on July 28, 2006, plaintiffs filed a Consolidated Amended Complaint, which mainly differed from the initial complaint in that it asserted claims for GMAC debt securities purchased during a different time period (July 28, 2003 through November 9, 2005), and added additional underwriter defendants. On August 28, 2006 the underwriter defendants were dismissed without prejudice. On September 25, 2006, the GM and GMAC defendants filed a motion to dismiss the amended complaint. No determination has been made that the case may be maintained as a class action.

ERISA Class Actions

In the previously reported ERISA class action In re General Motors ERISA Litigation, on July 17, 2006, plaintiffs filed in the United States District Court for the Eastern District of Michigan a First Amended Consolidated Class Action Complaint, which principally adds allegations about GM’s restated earnings and reclassification of cash flows, but which does not name any additional defendants or assert any new claims. On August 24, 2006, the GM defendants filed a motion to dismiss the amended complaint. No determination has been made that the case may be maintained as a class action.

Canadian Export Antitrust Class Actions

In the previously reported antitrust class action In re New Market Vehicle Canadian Export Antitrust Litigation Cases, the United States District Court for the District of Maine ruled that it will certify a class action for damages for six exemplar states under federal rule 23(b) (3) after further discovery to determine the scope of the classes. GM intends to appeal the ruling certifying the damages classes to the United States Court of Appeals for the First Circuit and expects that appeal will be consolidated with its pending appeal from a prior order certifying a class for the six exemplar states for injunctive relief only.

John Evans and Evans Cooling Systems v. General Motors

In this previously reported matter, the plaintiffs have been permitted by the court to expand the claims for retrial to include an additional line of engines.

Environmental Matters

EPA Region V Administrative Complaint

With respect to the previously reported matter in which the EPA had issued an Administrative complaint on October 17, 2003 against General Motors in connection with the Corporation’s assembly facilities in Moraine, Ohio, Pontiac, Michigan, and Lake Orion, Michigan, the EPA Administrative Law Judge has issued a preliminary determination that GM is liable for multiple violations of the hazardous waste rules as applied to GM’s painting and purge operations. The Judge has ordered GM to pay $568,116 in penalties. GM believes that the case was wrongly

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Legal Proceedings — (concluded)

decided because the purge material in question is not a “waste”, but instead is being used as intended in enclosed systems to clean, suspend paint solids, and transport fluids. The purge material is thereafter captured, reclaimed, and reused by GM in its processes. GM has appealed this determination to the Environmental Appeals Board on the grounds that the purge material in question is not a “waste.” Oral argument took place on September 28, 2006, and a decision has not been received. In a separate administrative complaint against the Linden, New Jersey assembly plant in June 2005, the EPA alleged the same type of hazardous waste rule violations, for which it is seeking $171,795 in penalties. The New Jersey matter is expected to be scheduled for hearing in 2007.

Greenhouse Gas Lawsuit

On September 20, 2006, the California Attorney General filed California ex rel. Lockyer v. General Motors Corporation, et al., a lawsuit against GM, Ford Motor Company, and the U.S. subsidiaries of DaimlerChrysler AG, Toyota Motor Corporation, Honda Motor Co. Ltd. and Nissan Motor Co. Ltd. in the U.S. District Court for the Northern District of California. Relying principally on a common law nuisance theory, the complaint alleges that the products manufactured and sold by the defendant companies emit greenhouse gases causing millions of dollars of damage to the state of California. The alleged damage is the effects of these greenhouse gases on the environment, health, infrastructure and natural resources of the state. The complaint seeks to hold each defendant jointly and severally liable for the alleged public nuisance, monetary damages according to proof and a declaratory judgment for future expenses and damages, plus attorney fees and litigation expenses.

* * * * * * *

Item 1a.	Risk Factors

The risk factors described below, which were disclosed in our 2005 Annual Report on Form 10-K, have been modified to provide additional disclosure related to changes since we filed our 2005 Annual Report on Form 10-K. See our 2005 Annual Report on Form 10-K for an expanded description of other risks facing the Corporation listed below under “Other Risk Factors.”

Our ability to achieve structural and material cost reductions and to realize production efficiencies for our automotive operations is critical to our ability to achieve our turnaround plan and return to profitability.

We currently are in the process of implementing a number of structural and material cost reduction and productivity improvement initiatives in our automotive operations, including substantial restructuring initiatives for our GMNA operations as more fully discussed above in MD&A. Continued success in implementing these restructuring initiatives throughout our automotive operations, and in GMNA in particular, is critical to our future competitiveness. However, there can be no assurance that these initiatives will continue to be successful in this regard. In addition, while some of the elements of structural cost reduction are within our control, others such as interest rates or return on investments (which influence our pension and OPEB expense) are more dependent on outside factors, and there can be no assurance that such outside factors will not disrupt our plans for structural cost reductions.

Financial difficulties, labor stoppages or work slowdowns at key suppliers, including Delphi, could result in a disruption in our operations and have a material adverse affect on our business.

We rely on many suppliers to provide us with the systems, components and parts that we need to manufacture our automotive products and operate our business. In recent years, some of these suppliers have experienced severe financial difficulties and solvency problems. Financial difficulties or solvency problems at those suppliers could materially adversely affect their ability to supply us with the systems, components and parts that we need to operate our business, resulting in a disruption in our operations. Similarly, many of these suppliers utilize workforces with

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Risk Factors — (continued)

substantial union representation. Workforce disputes resulting in work stoppages or slowdowns at these suppliers could also have a material adverse affect on their ability to continue supplying us.

In particular, our largest supplier, Delphi, filed a Chapter 11 bankruptcy petition in October 2005. On March 31, 2006 Delphi filed motions under the U.S. Bankruptcy Code seeking authority to reject its U.S. labor agreements and modify retiree welfare benefits. Delphi’s unions and certain other parties have filed objections to these motions. Hearings on these motions have been adjourned indefinitely, to allow Delphi, its unions, and GM additional time to fully focus on reaching comprehensive consensual agreements. However, the Delphi employees represented by the UAW have given the UAW authorization to strike if Delphi voids its labor contracts pursuant to these motions. While Delphi has indicated to us that it expects no disruptions in its ability to continue supplying us with the systems, components and parts we need as Delphi pursues its bankruptcy restructuring plan, labor disruptions at Delphi resulting from Delphi’s pursuit of a restructuring plan could seriously disrupt our North American operations, prevent us from executing our GMNA turnaround initiatives, and materially adversely impact our business.

Delphi may seek to reject or compromise its obligations to us through its Chapter 11 bankruptcy proceedings.

In connection with its Chapter 11 bankruptcy restructuring, Delphi filed a motion under the U.S. Bankruptcy Code on March 31, 2006 seeking authority to reject certain supply contracts with GM. A hearing on this motion was adjourned indefinitely by the court pending further developments related to Delphi’s U.S. labor agreements and retiree welfare benefits as discussed in Note 8 to the Condensed Consolidated Financial Statements. Although Delphi has not rejected any GM contracts as of this time and has assured GM that it does not intend to disrupt production at GM assembly facilities, there is a risk that Delphi or one more of its affiliates may reject or threaten to reject individual contracts with GM, either for the purpose of exiting specific lines of business or in an attempt to increase the price GM pays for certain parts and components. As a result, we could experience a material disruption in our supply of automotive systems, components and parts that could force the suspension of production at GM assembly facilities, which could materially adversely affect our business, including implementation of our GMNA turnaround initiatives. It is also difficult for us to quickly switch to a different supplier for some of the systems, components and parts we purchase from Delphi as a result of the extended validation and production lead times for these items.

GM is seeking to minimize risk by protecting our right of setoff against the $1.15 billion we owed to Delphi as of the date of its Chapter 11 filing. A procedure for determining setoff claims has been put in place by the bankruptcy court. However, the extent to which these obligations are covered by our right to setoff may be subject to dispute by Delphi, the creditors’ committee, or Delphi’s other creditors, and limitation by the court. GM cannot provide any assurance that it will be able to fully or partially setoff such amounts. To date setoffs of approximately $53.6 million have been agreed to by Delphi and taken by GM. The financial impact of a substantial compromise of our right of setoff, could have a material adverse impact on our financial position. In addition, the basis, amounts and priority of any claims against Delphi that GM currently has or may have in the future may be challenged by other parties in interest in Delphi’s bankruptcy proceeding. The scope and results of such challenges cannot be predicted with certainty.

Continued failure to achieve profitability may cause some or all of our deferred tax assets to expire.

As of September 30, 2006, we had approximately $25.2 billion in U.S. net deferred tax assets. These deferred tax assets include net operating loss carryovers that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods and are likely to increase substantially as a result of changes to accounting for pension liabilities pursuant to a newly issued accounting standard SFAS No. 158. However, many of these deferred tax assets will expire if they are not utilized within certain time periods. At this time, we consider it more likely than not that we will have U.S. taxable income in the future that will allow us to realize these deferred

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Risk Factors — (continued)

tax assets. However, it is possible that some or all of these deferred tax assets could ultimately expire unused, especially if our GMNA restructuring initiatives are not successful or if GM’s share of GMAC’s income declines. While the closing of the sale of a controlling interest in GMAC will not directly affect GM’s ability to realize our deferred tax assets, a significant portion of GMAC’s U.S. pre-tax income will no longer be available to GM as a result of the transaction. Therefore, unless we are able to generate sufficient U.S. taxable income from our automotive operations, a substantial valuation allowance may be required, which would materially increase our expenses in the period taken and materially adversely affect our business.

Restrictions in our labor agreements, including the JOBS bank provisions in the UAW agreement, could limit our ability to pursue or achieve cost savings through restructuring initiatives, and labor strikes, work stoppages or similar difficulties could significantly disrupt our operations.

Substantially all of the hourly employees in our U.S., Canadian and European automotive operations are represented by labor unions and are covered by collective bargaining agreements, which usually have a multi-year duration. Many of these agreements include provisions that limit our ability to realize cost savings from restructuring initiatives such as plant closings and reductions in work force. Our current collective bargaining agreement with the UAW will expire in September 2007. Any UAW strikes, threats of strikes, or other resistance in connection with the negotiation of a new agreement could impair our ability to implement further measures to reduce structural costs and improve production efficiencies in furtherance of our GMNA initiatives and could materially adversely affect our business.

We have reached an agreement to sell a controlling interest in GMAC. There is a risk that this transaction may not be completed. In addition, this transaction, if completed, would reduce our interest in GMAC’s earnings going forward.

On April 2, 2006, GM entered into a definitive agreement to sell a 51% controlling interest in GMAC to FIM Holdings. There can be no assurance that the sale transaction will be completed or if it is completed, that the terms of the sale will not be different from those set forth in the definitive agreement.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Risk Factors — (concluded)

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

Industry consolidation or the entry of competitors into alliances could adversely affect our business, results of operations and financial condition.

We are focused on utilizing our global scope and scale to take advantage of our size and resources around the world so that we can leverage global design, engineering, manufacturing and purchasing to reduce costs and improve quality, productivity and reliability. If our competitors consolidate or enter into other strategic agreements such as alliances, they may be able to take advantage of similar resources and reduce any advantage we generate from our size and global scope. We believe that competitors may be able to benefit from the cost savings offered by consolidation or alliances, which could adversely affect our business, results of operations and financial condition. In addition, competitors could use consolidation or alliances as a means of enhancing their competitiveness or liquidity position, which could also materially adversely affect our business.

Other Risk Factors

The following risk factors, which were disclosed in our 2005 Annual Report on Form 10-K, have not materially changed since we filed our 2005 Annual Report on Form 10-K. See our 2005 Annual Report on Form 10-K for a complete discussion of these risk factors.

Risks related to GM and its automotive business

•	Our ability to maintain or grow structural and material cost savings and to realize production efficiencies for our automotive operations is critical to our ability to achieve our turnaround plan and return to profitability.

•	We have guaranteed a significant amount of Delphi’s financial obligations to its unionized workers. If Delphi fails to satisfy these obligations, we would be obligated to pay some of these obligations.

•	Our health-care cost burden is one of our biggest competitive challenges, and if we do not make progress on structurally fixing this issue, it will continue to be a long-term threat to GM.

•	Our extensive pension and OPEB obligations to retirees are a competitive disadvantage for us.

•	We have experienced a series of credit rating actions that have downgraded our credit ratings to historically low levels. Further reduction of our credit ratings, or failure to restore our credit ratings to higher levels, could have a material adverse effect on our business.

•	Our liquidity position could be negatively affected by a variety of factors, which in turn could have a material adverse effect on our business.

•	The government is currently investigating certain of our accounting practices. The final outcome of these investigations could require us to restate prior financial results.

•	We operate in a highly competitive industry that has excess manufacturing capacity.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Risks related to GM and its automotive business — (concluded)

•	The bankruptcy or insolvency of a major competitor could result in further competitive disadvantages for us in relation to that competitor.

•	Shortages and increases in the price of fuel can result in diminished profitability due to shifts in consumer vehicle demand.

•	A decline in consumer demand for our higher margin vehicles could result in diminished profitability.

•	Our indebtedness and other obligations of our automotive operations are significant and could materially adversely affect our business.

•	The pace of introduction and market acceptance of new vehicles is important to our success.

•	We may be affected by new laws, regulations or governmental policies or changes to existing laws, regulations or governmental policies (including changes in interpretation or enforcement).

•	Potential increases in our product warranty costs and costs associated with product recalls or product liability could affect our profitability.

•	Economic and industry conditions constantly change and could have a material adverse effect on our business and results of operations.

•	Changes in existing, or the adoption of new, laws, regulations or policies of governmental organizations may have a significant negative impact on how we do business.

•	Our businesses outside the United States expose us to additional risks that may cause our revenues and profitability to decline.

•	A failure of or interruption in the communications and information systems on which we rely to conduct our operations could adversely affect our business.

•	We could be materially adversely affected by changes in currency exchange rates, commodity prices, equity prices and interest rates.

•	We are subject to significant risks of litigation.

Risks related to GM’s finance, mortgage and insurance businesses

•	Our finance, mortgage and insurance businesses require substantial capital, and if we are unable to maintain adequate financing sources, our business, results of operations and financial condition will suffer and jeopardize our ability to continue operations.

•	We are exposed to credit risk which could affect the business, results of operations and financial condition of our finance, mortgage and insurance operations.

•	Our earnings may decrease because of increases or decreases in interest rates.

•	Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates.

•	ResCap’s ability to pay dividends and to prepay subordinated debt obligations to GMAC is restricted by contractual arrangements.

•	We use estimates and assumptions in determining the fair value of certain of our assets, in determining our allowance for credit losses, in determining lease residual values and in determining our reserves for insurance losses and loss adjustment expenses. If our estimates or assumptions prove to be incorrect, the business, results of operations and financial condition of our finance, mortgage and insurance operations could be materially adversely affected.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Risks related to GM’s finance, mortgage and insurance businesses — (concluded)

•	General business and economic conditions of the industries and geographic areas in which we operate affect the business, results of operations and financial condition of our finance, mortgage and insurance operations.

•	Our business, results of operations and financial condition may be materially adversely affected by decreases in the residual value of off-lease vehicles.

•	Fluctuations in valuation of investment securities or significant fluctuations in investment market prices could negatively affect revenues.

•	Changes in existing U.S. government-sponsored mortgage programs, or disruptions in the secondary markets in the United States or in other countries in which our mortgage subsidiaries operate, could materially adversely affect the business, results of operations and financial condition of our mortgage business.

•	GMAC may be required to repurchase contracts and provide indemnification if GMAC breaches representations and warranties from its securitization and whole loan transactions, which could harm our business, results of operations and financial condition.

•	Significant indemnification payments or contract, lease or loan repurchase activity of retail contracts or leases or mortgage loans could harm our business, results of operations and financial condition.

•	A loss of contractual servicing rights could have a material adverse effect on our operations.

•	The regulatory environment in which GMAC operates could have a material adverse effect on its business.

The worldwide financial services industry is highly competitive. If we are unable to compete successfully or if there is increased competition in the automotive financing, mortgage and/or insurance markets or generally in the markets for securitizations or asset sales, our margins could be materially adversely affected.

* * * * * * *

Item 2(c).  Purchases of Equity Securities

GM made no purchases of its common stock, $1 2/3 par value during the three months ended September 30, 2006.

Item 5.	Other Information

On October 18, 2006, the GM Board of Directors, by resolution, reduced the authorized number of directors by one, so that the current size of the Board is 11.

* * * * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit
Number	Exhibit Name

4	Amended Bylaws of General Motors Corporation, dated October 3, 2006

13	General Motors Acceptance Corporation Quarterly Report on Form 10-Q, File No. 000-03754, for the quarterly period ended September 30, 2006

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS CORPORATION
(Registrant)

By:	/s/ PAUL W. SCHMIDT
(Paul W. Schmidt, Controller)

Date: November 7, 2006

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

4	Amended Bylaws of General Motors Corporation, dated October 3, 2006

13	General Motors Acceptance Corporation Quarterly Report on Form 10-Q, File No. 000-03754, for the quarterly period ended September 30, 2006

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002