Form 10-K
period 2006-12-31
GENERAL MOTORS CORP
filed 2007-03-15
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-143

GENERAL MOTORS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

STATE OF DELAWARE (State or other jurisdiction of Incorporation or Organization)	38-0572515 (I.R.S. Employer Identification No.)

300 Renaissance Center, Detroit, Michigan (Address of Principal Executive Offices)	48265-3000 (Zip Code)

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

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2006, the aggregate market value of GM $1 2/3 par value common stock held by nonaffiliates of GM was approximately $16.8 billion. The closing price on June 30, 2006 as reported on the New York Stock Exchange was $29.79 per share.

As of February 28, 2007, the number of shares outstanding of GM $1 2/3 par value common stock was 565,729,615 shares.

Documents incorporated by reference are as follows:

Part and Item Number of Form 10-K
Document	into which Incorporated
General Motors Notice of Annual Meeting of Stockholders and Proxy Statement for the Annual Meeting of Stockholders to be held June 5, 2007	Part III, Items 10 through 14

GENERAL MOTORS CORPORATION

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Explanatory Note — Restatement of Financial Information

As previously disclosed in its Forms 8-K filed on February 16, 2007 and January 26, 2007, General Motors Corporation (GM) has restated its consolidated financial statements and financial information for 2002 through the third quarter of 2006. As such, GM’s Annual Report on Form 10-K for the year ended December 31, 2006 reflects restatements of its historical consolidated financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006, the year ended December 31, 2005, including the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005, the year ended December 31, 2004, and other selected financial data for the years ended December 31, 2003 and 2002. These restatements as outlined in Notes 2 and 30 to the Consolidated Financial Statements primarily relate to the following: (1) accounting for certain derivative contracts in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended; (2) accounting for deferred income taxes in accordance with SFAS No. 109, Accounting for Income Taxes; and (3) other various accounting adjustments that, upon identification, were determined to be immaterial, individually and in the aggregate, and were recorded in the periods in which they were identified. Due to the adjustments, as discussed above, that required a restatement of our previously-filed consolidated financial statements, we are also correcting these out-of-period adjustments by recording them in the proper periods. The following table sets forth the effects of the restatements on net income (loss), earnings (loss) per share and retained earnings for the periods presented in the accompanying consolidated financial statements and financial information (dollars in millions, except per share amounts):

					Retained Earnings
	Net Income (Loss)				at January 1,
	2005	2004	2003	2002	2002

Previously reported	$(10,567)	$2,804	$3,859	$1,574	$9,223
Pre-tax adjustments:
Derivatives and hedge accounting	89	(40)	(213)	545	(335)
Other out-of-period	118	(272)	(263)	(138)	(339)

Total pre-tax adjustments	207	(312)	(476)	407	(674)
Tax effects — provision/(benefit)	22	(207)	(202)	168	(119)

Total of above adjustments, net of tax	185	(105)	(274)	239	(555)
Deferred income taxes	(35)	2	(60)	(78)	1,280

Net after-tax adjustments	150	(103)	(334)	161	725

As Restated	$(10,417)	$2,701	$3,525	$1,735	$9,948

The following table sets forth a reconciliation of previously reported and restated earnings (loss) per share attributable to common stock, $1 2/3 par value, for the periods shown:

	2005	2004	2003	2002

Basic earnings (loss) per share:
Continuing operations, as reported	$(18.50)	$4.97	$5.17	$3.24
Adjustments	0.27	(0.19)	(.60)	.28

Continuing operations, as restated	(18.23)	4.78	4.57	3.52
Discontinued operations	—	—	2.14	(0.16)
Cumulative effect of a change in accounting principle	(0.19)	—	—	—

Earnings (loss) per share, as restated	$(18.42)	$4.78	$6.71	$3.36

Diluted earnings (loss) per share:
Continuing operations, as reported	$(18.50)	$4.94	$5.09	$3.23
Adjustments	0.27	(0.18)	(0.58)	0.28

Continuing operations, as restated	(18.23)	4.76	4.51	3.51
Discontinued operations	—	—	2.11	(0.16)
Cumulative effect of a change in accounting principle	(0.19)	—	—	—

Earnings (loss) per share, as restated	$(18.42)	$4.76	$6.62	$3.35

For additional information relating to the effect of the restatement, reference is made to the following items:

Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9A. Controls and Procedures
Item 15. Exhibits and Financial Statement Schedule

This Annual Report on Form 10-K restates all of the pertinent financial data for the affected periods, and we do not intend to amend our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for any prior periods. As a result, the reader should not rely on the prior filings but should rely upon the restated financial statements, reports of our independent registered public accounting firm, and related financial information for affected periods contained in this 2006 Annual Report on Form 10-K.

PART I

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

General Motors Corporation, incorporated in 1916 under the laws of the State of Delaware, is sometimes referred to in this Annual Report on Form 10-K as “we,” the “Registrant,” the “Corporation,” “General Motors,” or “GM.” We are the world’s largest automaker in terms of volume.

Item 1.	Business

General

GM is primarily engaged in the worldwide development, production, and marketing of cars, trucks, and parts. GM develops, manufactures, and markets its vehicles worldwide through its four automotive regions: GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP). Also, GM’s finance and insurance operations are primarily conducted through GMAC LLC, the successor to General Motors Acceptance Corporation (GMAC LLC and General Motors Acceptance Corporation are referred to in this Annual Report on Form 10-K as GMAC). GMAC was a wholly owned subsidiary until November 30, 2006, when GM sold a 51% controlling ownership interest in GMAC to a consortium of investors (the GMAC Transaction). Since the GMAC Transaction, GM has accounted for its 49% ownership interest in GMAC using the equity method. GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential mortgage services, automobile service contracts, personal automobile insurance coverage, and selected commercial insurance coverage.

GM’s total worldwide car and truck deliveries were 9.1 million, 9.2 million, and 9 million, for 2006, 2005, and 2004, respectively. Substantially all of our cars, trucks, and parts are marketed through retail dealers in North America, and through distributors and dealers outside of North America, the substantial majority of which are independently owned. GMNA primarily meets the demands of customers in North America with vehicles developed, manufactured, and/or marketed under the following brands:

• Chevrolet	• Buick	• Saab	• GMC
• Pontiac	• Cadillac	• Hummer	• Saturn

The demands of customers outside North America are primarily met with vehicles developed, manufactured, and/or marketed under the following brands:

• Opel	• Saab	• GMC	• Hummer
• Vauxhall	• Buick	• Cadillac	• Isuzu
• Holden	• Chevrolet	• Daewoo

As of December 31, 2006, GM also had equity ownership stakes directly or indirectly through various regional subsidiaries, including GM Daewoo Auto & Technology Company (GM Daewoo), New United Motor Manufacturing, Inc., Shanghai General Motors Co., Ltd., SAIC-GM-Wuling Automobile Company Ltd., and CAMI Automotive Inc. These companies design, manufacture, and market vehicles under the following brands:

• Pontiac	• Wuling	• Chevrolet	• Buick
• Suzuki	• Daewoo	• Cadillac	• Holden

In addition to the products we sell to our dealers for consumer retail sales, we also sell cars and trucks to our dealers that they sell to fleet customers, including daily rental car companies, commercial fleet customers, leasing companies, and governments.

GM’s retail and fleet customers can obtain a wide range of after-the-sale vehicle services and products through our dealer network, such as maintenance, light repairs, collision repairs, vehicle accessories, and extended service warranties.

In addition to the information about GM and its subsidiaries contained in this Annual Report on Form 10-K for the year ended December 31, 2006, extensive information about the Corporation can be found on our website

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1.	Business — (continued)

located at www.gm.com, including information about our management team, our brands and products, and our corporate governance principles.

The following information is incorporated herein by reference to the indicated pages:

Item	Page(s)

Employment and Payrolls	18-19
Production Volumes	58-64
Segment Reporting (Note 27 to the Consolidated Financial Statements)	178-182

Vehicle Unit Sales

Total industry sales of new motor vehicle units of domestic and foreign makes and GM’s competitive position during the years ended December 31, 2006, 2005, and 2004 were as follows:

	Vehicle Unit Sales(1)
	Years Ended December 31,
	2006			2005			2004
			GM as			GM as			GM as
			a % of			a % of			a % of
	Industry	GM	Industry	Industry	GM	Industry	Industry	GM	Industry
	(Units in thousands)

United States
Cars
Small	2,506	426	17.0%	2,370	490	20.7%	2,256	456	20.2%
Midsize	3,706	946	25.5%	3,740	1,007	26.9%	3,714	1,190	32.0%
Sport	436	80	18.3%	424	58	13.6%	403	59	14.6%
Luxury	1,206	173	14.4%	1,208	197	16.3%	1,190	180	15.2%

Total cars	7,854	1,625	20.7%	7,742	1,752	22.6%	7,563	1,885	24.9%
Trucks
Pickups	2,874	1,022	35.6%	3,201	1,163	36.3%	3,198	1,133	35.4%
Vans	1,326	245	18.5%	1,468	328	22.4%	1,456	313	21.5%
Utilities	4,505	1,174	26.0%	4,586	1,212	26.4%	4,693	1,324	28.2%
Medium Duty	501	59	11.8%	459	63	13.8%	392	52	13.2%

Total trucks	9,206	2,500	27.1%	9,714	2,766	28.5%	9,739	2,822	29.0%

Total United States	17,060	4,125	24.2%	17,456	4,518	25.9%	17,302	4,707	27.2%
Canada, Mexico, and Other	3,131	682	21.8%	3,090	728	23.5%	2,977	700	23.5%

Total GMNA	20,191	4,807	23.8%	20,546	5,246	25.5%	20,279	5,407	26.7%
GME	21,763	2,003	9.2%	21,079	1,984	9.4%	20,778	1,956	9.4%
GMLAAM	6,076	1,035	17.0%	5,242	882	16.8%	4,605	740	16.1%
GMAP	19,485	1,253	6.4%	18,287	1,065	5.8%	17,160	887	5.2%

Total Worldwide	67,515	9,098	13.5%	65,154	9,177	14.1%	62,822	8,990	14.3%

(1)	GM’s vehicle unit sales primarily represent vehicles manufactured by GM, sold under a GM brand, or sold through a GM-owned distribution network. Consistent with industry practice, vehicle unit sales information includes estimates of sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1.	Business — (continued)

Fleet Sales and Deliveries

The sales and market share data provided above includes both retail and fleet vehicle unit sales. GM’s fleet sales are comprised of vehicle unit sales to daily rental car companies, as well as leasing companies and commercial fleet and government customers. Certain fleet transactions, particularly daily rental, are less profitable than average retail sales. In addition, in some sales to daily rental fleets GM guarantees to repurchase the vehicles at contractually agreed upon values.

The table below reflects our fleet unit sales and the amount of those unit sales as a percentage of our total vehicle unit sales for the last three years.

	Years Ended December 31,
	2006	2005	2004
	(Units in thousands)

GMNA	1,270	1,334	1,315
GME	792	814	730
GMLAAM	289	259	206
GMAP	227	217	183

Total fleet units	2,578	2,624	2,434

Daily rental units	1,027	1,149	1,127
Other fleet units	1,551	1,475	1,307

Total fleet units	2,578	2,624	2,434

Fleet unit sales as a percentage of total vehicle unit sales
Cars	33.9%	35.2%	33.7%
Trucks	20.5%	19.6%	17.9%
Total	28.3%	28.6%	27.1%

Product Pricing

Historically, GM has used a number of methods to promote its products, including the use of dealer, retail, and fleet incentives such as rebates, finance incentives, and special lease programs. The level of incentives is dependent in large part upon the level of competition in the markets in which GM operates and the level of demand for GM’s products.

GM, through the “Total Value Promise,” announced in January 2006 that we intended to reduce the use and amount of retail incentives in our North America operations as a stimulant to sales and that we would instead reduce the manufacturer’s suggested retail price on many GM vehicles and emphasize the value GM offers to consumers. To carry out this strategy, GM repositioned prices on 80% of 2006 model year vehicles, added standard equipment to more than 50 models, and improved powertrain warranties beginning with 2007 model year vehicles. At the same time, GM reduced our reliance on incentives to promote retail business, improved residual value through improved quality and product execution, reduced daily rental sales, and reduced the average spending per vehicle for incentives. In 2007, GM will continue to price vehicles competitively, including offering strategic and tactical incentives as closing tools for dealers. GM believes this strategy builds the reputation of our brands and enhances residual value for our products while supporting improved pricing per transaction.

Seasonal Nature and Cyclical Nature of Business

In the automotive business, retail sales are seasonal and production varies from month to month. Certain changeovers occur throughout the year for reasons such as new market entries and vehicle model changeovers. Traditionally, the changeover period related to the annual new model introduction was concentrated in the third

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1.	Business — (continued)

quarter of each year, although recently it has started to move into other periods of the year. Production is typically lower during the third quarter due to annual product changeovers and the fact that annual plant shutdowns are planned during this time to facilitate other product changes. These lower production rates in the third quarter cause operating results to be, in general, less favorable than those in the other three quarters of the year. The magnitude of the changeover needed to commence production of new models depends on, for example, design modifications related to improved fuel efficiency, stricter government standards for safety and emission controls, and consumer-oriented improvements in performance, comfort, convenience, and style.

The market for vehicles is cyclical and depends upon general economic conditions and consumer spending. If general economic conditions deteriorate, consumers may defer purchasing or leasing new vehicles or opt for used vehicles, which would decrease the total number of new cars and light trucks sold. Fluctuations in the price of fuel also affect consumer preferences and spending.

Relationship with Dealers

Globally we market our vehicles through a network of independent retail dealers and distributors. At December 31, 2006, there were approximately 7,000 GM vehicle dealers in the United States, 750 in Canada, and 300 in Mexico. Additionally, there was a total of approximately 15,800 distribution outlets throughout the rest of the world for vehicles manufactured by GM and its affiliates. These outlets include distributors, dealers, and authorized sales, service, and parts outlets.

GM dealers operated the following number of GM dealerships in the following regions:

	As of December 31,
	2006	2005	2004

GMNA	8,096	8,440	8,661
GME	10,459	10,200	9,522
GMLAAM	1,681	1,671	1,679
GMAP	3,649	3,329	2,788

Total Worldwide	23,885	23,640	22,650

GM enters into a contract with each authorized dealer agreeing to sell the dealer one or more specified product lines at wholesale prices and granting the dealer the right to sell those vehicles to retail customers from a GM approved location. GM dealers often offer more than one GM brand of vehicle in a single dealership. In some instances, an authorized GM dealer may also be an authorized dealer for another manufacturer’s vehicles. Authorized GM dealers offer parts, accessories, service, and repairs for GM vehicles in the product lines that they sell, primarily using genuine GM vehicle accessories and service parts. GM dealers are authorized to service GM vehicles under GM’s limited warranty, and those repairs are to be made only with genuine GM parts. In addition, GM dealers generally provide their customers access to credit or lease financing, vehicle insurance, and extended service contracts provided by GMAC or its subsidiaries.

Because dealers maintain the primary sales and service interface with the ultimate consumer of GM products, the quality of GM dealerships and GM’s relationship with its dealers and distributors are significant to the success of the Corporation. In addition to the terms of its contracts with its dealers, GM is regulated by various country and state franchise laws that supersede those contractual terms and impose specific regulatory requirements and standards for initiating dealer network changes, pursuing terminations for cause, and other contractual matters.

Continuing Relationship and Agreements with GMAC

GMAC was formed in 1919 as a wholly owned subsidiary of GM. GMAC is a global diversified financial services company, with approximately $287 billion of assets and operations in approximately 40 countries. It primarily operates in three lines of business—automotive finance (dealer wholesale, retail, and fleet), residential

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1.	Business — (continued)

mortgage and related financing and services, largely through its subsidiary Residential Capital LLC (ResCap), and insurance such as automotive and homeowners insurance and extended service and maintenance contracts. It also offers commercial financing services and owns an interest in Capmark Financial Group (Capmark), a commercial mortgage company that was formerly GMAC Commercial Holdings, a GMAC subsidiary.

On November 30, 2006, GM completed the GMAC Transaction, the sale of a 51% controlling interest in GMAC for a purchase price of $7.4 billion to FIM Holdings LLC (FIM Holdings). Subsequent to December 31, 2006, it was determined that GM would be required to make a capital contribution to GMAC of approximately $1 billion to restore its adjusted tangible equity balance to the contractually required amount of $14.4 billion, due to the decrease in the adjusted tangible equity balance of GMAC as of November 30, 2006. GMAC is a financial services company that provides a broad range of services including automotive finance, mortgage products and services, and insurance products. Many of these services are closely related to GM’s business, including consumer vehicle financing, inventory and real estate financing for automotive dealerships, automotive service contracts, and personal automotive insurance coverage. Prior to the GMAC Transaction, GMAC was wholly owned by GM. Beginning in 2001, as a part of certain transactions by GMAC or its subsidiaries, GM and GMAC had agreed that any loans by GMAC to GM or its subsidiaries would be on terms consistent with arms length transactions, and GM and GMAC subsequently put additional aspects of their relationship on terms consistent with arms length transactions.

As part of the GMAC Transaction, GM and GMAC entered into a number of agreements governing aspects of their relationship in the future, including agreements related to consumer and dealer financing by GMAC for the purchase and lease of GM products in the United States (GMAC Services Agreement). Under the GMAC Services Agreement, GMAC will continue to finance a broad spectrum of consumer credits, consistent with current and historical practice, and will receive a negotiated return. GMAC will also continue to provide full consideration to consumer credit applications received from GM-franchised dealers and purchase consumer financing contracts from GM dealers in accordance with GMAC’s usual standards for creditworthiness, consistent with current and historical practice.

The GMAC Services Agreement also provides that, subject to certain conditions and limitations, GM will offer vehicle financing and leasing incentives to U.S. customers (except for Saturn-brand products) exclusively through GMAC. GM sets the terms and conditions and eligibility of all such incentive programs. In consideration of GMAC’s exclusive relationship with GM for vehicle financing and leasing incentives for consumers, GMAC has agreed to certain targets, and if it does not meet these targets, GM could impose certain fees and other monetary consequences or even revoke GMAC’s exclusivity in whole or in part. As long as GMAC’s exclusivity remains in effect, GMAC will pay GM $75 million annually.

The GMAC Services Agreement also provides that GM will make certain upfront residual support payments to GMAC with respect to leased vehicles and vehicles sold pursuant to balloon retail installment sale contracts to increase the vehicle’s contract residual value above certain thresholds set by an independently published guide.

GM and GMAC have entered into agreements giving GMAC the right to use the GM name on certain insurance products. In exchange, GMAC will pay to GM a minimum guaranteed royalty fee of $15 million.

For further information about the business relationship between GM and GMAC, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Factors Affecting Future and Current Results — GMAC — Sale of 51% Controlling Interest” and Note 28 to the Consolidated Financial Statements, “Transactions with GMAC.”

Research, Development and Intellectual Property

In 2006, GM incurred $6.6 billion in costs for research, manufacturing engineering, product engineering, design, and development activities related primarily to developing new products or services or improving existing products or services, including activities related to vehicle emissions control, improved fuel economy, and the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1.	Business — (continued)

safety of drivers and passengers in GM vehicles. GM expended $6.7 billion and $6.5 billion on similar company-sponsored research and other product development activities in 2005 and 2004, respectively.

Research

GM’s priorities for research include improving the environmental performance of GM vehicles, diversifying energy sources for vehicles, and providing fuel economy and efficiency around the world. At the same time, GM is driving a transition to advanced propulsion by pursuing leadership in strategic technology such as active fuel management, variable valve timing, six-speed transmissions, advanced diesel engines, electronics and controls, advanced materials, hydrogen fuel cell technology, and hybrid vehicles.

The 2007 Saturn Vue Green Line was introduced in Fall 2006, and GM announced plans for additional hybrid vehicles that will debut in the next few years. GM will introduce four hybrids in 2007 — the Saturn Aura Green Line, Chevrolet Malibu Hybrid, and Chevrolet Tahoe and GMC Yukon 2-Mode Hybrids. These vehicles will be equipped with one of three different hybrid systems designed to meet different American driving patterns and needs. The systems vary in fuel economy savings and cost, providing an opportunity for more consumers to own a hybrid vehicle and to benefit from increased fuel economy savings.

In a November 2006 meeting with President George Bush, GM along with DaimlerChrysler AG (DaimlerChrysler) and Ford Motor Company (Ford), announced that these three domestic vehicle manufacturers intend to make at least half of the vehicles they produce capable of operating on biofuels by 2012, as part of an overall national energy strategy. Biofuels, like ethanol, are renewable fuels that are manufactured from biomass substances such as corn, sugar cane, manure, timber, and sewage. We are partnering with governmental agencies, fuel providers, and fuel retailers across the United States to help promote availability and distribution of E85 ethanol, an alternative fuel used in flex fuel vehicles that is a combination of 15% unleaded gasoline and 85% ethanol, including supporting an infrastructure of fueling stations.

GM is also developing biodiesel, a clean-burning alternative diesel fuel that is produced from renewable sources. In 2006, biodiesel technology is available on Chevrolet Silverado and GMC Sierra heavy-duty pickup trucks, Chevrolet Express and GMC Savanna fullsize vans, and the Chevrolet Kodiak and GMC Top Kick commercial vehicles.

GM’s research into flexible fuels is demonstrated in vehicles produced around the world. In Brazil, GM’s “FlexPower” flexible fuel engines, which accept a variety of fuels, account for 90 percent of the vehicles sold by GM do Brasil in 2006. In Sweden, Saab’s “BioPower” flexible fuel engine, which can run on E85 ethanol, petroleum, or any mixture of the two, accounted for 85 percent of 2006 sales of Saab’s 9-5 model.

In addition, GM is significantly expanding and accelerating its commitment to electrically driven vehicles, including those powered by fuel cells, which convert hydrogen into electricity. Beginning in Fall 2007, 100 Chevrolet Equinox Fuel Cell prototype vehicles will be placed with customers as part of “Project Driveway,” the first large-scale market test of fuel cell vehicles. The Equinox Fuel Cell vehicle is equipped with GM’s fourth-generation fuel cell propulsion system.

GM has also announced that we have begun work on a plug-in hybrid vehicle and a flexible electric architecture for future electrically driven vehicles, and we have entered into two agreements to develop advanced lithium-ion battery technology. In January 2007, GM announced production work on E-Flex, a family of electrically driven propulsion systems specifically engineered for future small and midsize GM vehicles. At the same time, the Chevy Volt concept vehicle was unveiled as an example of how E-Flex could be configured in an extended-range electric vehicle. Work is now underway to develop all the necessary technology for an extended-range electric vehicle.

GM generates and holds a significant number of patents in a number of countries in connection with the operation of GM’s business. While none of these patents by itself is material to GM’s business as a whole, these

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1.	Business — (continued)

patents are very important to GM’s operations and continued technological development. In addition, GM holds a number of trademarks and service marks that are very important to GM’s identity and recognition in the marketplace.

See “Business — Environmental and Regulatory Matters” for a discussion of vehicle emissions requirements, vehicle noise requirements, fuel economy requirements, and safety requirements, which also affect our research and development.

Product Development

Over the past few years, GM has implemented the integration of our vehicle development activities into a single global organization. This strategy built on earlier efforts to consolidate and standardize our approach to vehicle development.

For example, during the 1990s GM merged 11 different engineering centers in the United States into a single organization. In 2005, GM Europe Engineering was created, following a similar consolidation from three separate engineering organizations. At the same time, we have grown our engineering operations in emerging markets in our GMAP and GMLAAM regions.

In this integrated process, product development activities are fully integrated on a global basis under one budget and one decision-making group. Similar approaches are now used in other key functions, such as powertrain, purchasing, and manufacturing organizations to take full advantage of our global capabilities and resources.

Under our global architecture strategy, future vehicles are developed by a network of global and regional development teams. GM generally defines architectures to include a specific range of performance characteristics and dimensions supporting a common set of major underbody components and subsystems with common interfaces.

Global architecture development teams are responsible for, in general, most of the non-visible parts of the vehicle (for example, steering, suspension, brake system, HVAC system, and electrical system). These global teams work very closely with regional development teams, who are responsible for components that are unique to each brand, such as fascias and interior design, tuning of the vehicle to meet the brand character requirements, and final validation to meet applicable government requirements.

GM has identified eight different global architectures to date that are managed by global leadership teams in global engineering centers.

The eight global architectures are:

• Mini Vehicles	• Rear-Wheel-Drive (RWD) Vehicles

• Small Vehicles	• Luxury RWD Vehicles

• Compact Vehicles	• Compact Crossover Vehicles

• Midsize Vehicles	• Midsize Trucks

GM believes that this integrated global product development process will result in faster global portfolio turnover with improved products developed by global experts at a lower cost.

Raw Materials, Services and Supplies

GM purchases a wide variety of raw materials, parts, supplies, energy, freight, transportation, and other services from numerous suppliers for use in the manufacture of its products. The raw materials primarily consist of steel, aluminum, resins, copper, lead, and platinum group metals. GM has not experienced any significant shortages of raw materials and normally does not carry substantial inventories of such raw materials in excess of levels reasonably required to meet our production requirements. Recently, the global automotive industry has experienced increases in commodity costs, most notably for raw materials such as aluminum, copper, and precious metals. These

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1.	Business — (continued)

price increases have been driven by increased global demand for aluminum, copper, precious metals, and petroleum, in large part due to strong demand in Asia. GM attempts to manage fluctuations in commodity prices by using derivatives to economically hedge a portion of raw material purchases.

In many instances, GM purchases systems, components, and parts and supplies from a single source, and may be at an increased risk for supply disruptions. Furthermore, the inability or unwillingness of GM’s largest supplier, Delphi Corporation (Delphi), to supply GM with parts and supplies could adversely affect GM because GM’s production could be limited without those parts and supplies.

Based on our standard payment terms with our systems, components, and parts suppliers, we are generally required to pay most of these suppliers on the second day of the second month following delivery.

Competitive Position

The global automotive industry is growing, especially in developing economies such as China and India, and highly competitive. The principal factors that determine consumer vehicle preferences in the markets in which we operate include price, quality, style, safety, reliability, fuel economy, and functionality. GM’s estimated global market share was 13.5% for 2006 and 14.1% for 2005. As has been true for the prior 74 years, GM had the largest global market share for 2006; however, there is no assurance we will continue in that position since our share has declined in recent years while some of our competitors’ shares have increased. Some of our competitors have greater market shares than GM in individual countries in which we compete.

For decades, GM has had the largest market share in the United States. The table below sets forth GM and GM’s principal competitors in passenger cars and trucks in the United States and their respective U.S. market shares for 2006 and 2005:

	2006	2005

GM	24.2%	25.9%
Ford	17.1%	18.2%
DaimlerChrysler	14.9%	15.3%
Toyota Corporation (Toyota)	14.9%	13.0%
Honda Motor Company, Ltd. (Honda)	8.8%	8.4%
Nissan Motor Corporation, Ltd. (Nissan)	6.0%	6.2%

Environmental and Regulatory Matters

Automotive Emissions Control

The U.S. federal government imposes stringent emission control requirements on vehicles sold in the United States, and additional requirements are imposed by various state governments, most notably California. These requirements include pre-production testing of vehicles, testing of vehicles after assembly, the imposition of emission defect and performance warranties, and the obligation to recall and repair customer-owned vehicles that do not comply with emissions requirements.

GM must obtain certification that a demonstration of the vehicles will meet emission requirements from the U.S. Environmental Protection Agency (EPA) before it can sell vehicles in the United States and from the California Air Resources Board (CARB) before it can sell vehicles in states that have adopted the California requirements.

The EPA and the CARB both continue to emphasize testing customer-owned vehicles for compliance. We believe that our vehicles meet currently applicable EPA and CARB requirements. If our vehicles do not comply with the emission standards or if defective emission control systems or components are discovered during such testing, or as part of government-required defect reporting, GM could incur substantial costs related to emissions recalls. New CARB and federal requirements will increase the time and mileage periods over which manufacturers like GM are responsible for a vehicle’s emission performance.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1.	Business — (continued)

Both the EPA and the CARB emission requirements will become even more stringent in the future. In addition in 2002, California passed legislation regulating the emissions of greenhouse gases. Since GM believes this regulation is effectively a form of fuel economy requirement, it is discussed below under “Automotive Fuel Economy.” A new tier of exhaust emission standards for cars and light-duty trucks, the “Low-Emission Vehicles (LEV) II” standards, began phasing in for vehicles in states that have California requirements in the 2004 model year. Similar federal “Tier 2” standards began phasing in during 2004. In addition, both the CARB and the EPA have adopted more stringent standards applicable to heavy-duty trucks.

California requires that a specified percentage of cars and certain light-duty trucks be zero emission vehicles (ZEVs), such as electric vehicles or hydrogen fuel cell vehicles. This requirement started at 10% in model year 2005 and increases in subsequent years. Manufacturers have the option of meeting a portion of this requirement with partial ZEV credit for vehicles that meet very stringent exhaust and evaporative emission standards and have extended emission system warranties. An additional portion of the ZEV requirement can be met with vehicles that meet these partial ZEV requirements and incorporate advanced technology, such as a hybrid electric propulsion system meeting specified criteria. GM is complying with the ZEV requirements using a variety of means, including the introduction of GM products certified to the partial ZEV requirements beginning in the 2007 model year.

The Clean Air Act permits states that have areas with air quality compliance issues to adopt the California car and truck emission standards in lieu of the federal requirements, and four states — New York, Massachusetts, Maine, and Vermont — have these standards in effect now. Six additional states — Connecticut, New Jersey, Oregon, Pennsylvania, Rhode Island, and Washington — have adopted the California standards, which will become effective beginning in the 2008 and 2009 model years. Additional states could also adopt the California standards in the future.

In addition to the exhaust emission programs described above, advanced onboard diagnostic (OBD) systems, used to identify and diagnose problems with emission control systems, were required under federal and California law beginning in the 1996 model year. This system has the potential of increasing warranty costs and the chance for recall. OBD requirements become more challenging each year as vehicles must meet lower emission standards, and new diagnostics are required. Beginning with the 2004 model year, California adopted more stringent OBD requirements, including new design requirements and corresponding enforcement procedures, and GM has implemented hardware and software changes to comply with these more stringent requirements.

New evaporative emission control requirements for cars and trucks began phasing in with the 1995 model year in California and the 1996 model year federally. Systems are being further modified to accommodate onboard refueling vapor recovery (ORVR) control standards. ORVR was phased-in on passenger cars in the 1998 through 2000 model years, and phased-in on light-duty trucks in the 2001 through 2006 model years. Beginning with the 2004 model year, federal and California evaporative emission standards have become more stringent, and GM has implemented changes to comply with these more stringent requirements.

GM is subject to similar laws and regulations, including vehicle exhaust emission standards, vehicle evaporative emission standards, and OBD requirements, in other regions and countries throughout the world in which GM sells cars and trucks. Two different regulatory regimes apply in Europe: the European Union (EU) imposes stringent emission control requirements on vehicles sold in all 27 EU Member States, and regulations apply under the framework of the United Nations Economic Commission for Europe/Working Party 29 (UN ECE WP 29). In addition, EU Member States can give incentives to environmentally friendly vehicles through tax benefits. This could create specific market requirements rewarding different technical equipment in various markets, despite the fact there is only one European-wide emission requirement. The current EU requirements include type approval of pre-production testing of vehicles, testing of vehicles after assembly, and the obligation to recall and repair customer-owned vehicles that do not comply with emissions requirements. EU requirements and UN ECE requirements are equivalent in terms of stringency and implementation. GM must demonstrate that vehicles will meet emission requirements during witness tests and obtain type approval from an approval authority before it can sell vehicles in the EU.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1.	Business — (continued)

Emission requirements in Europe will become even more stringent in the future. A new step of exhaust emission standards for cars and light-duty trucks, “Euro 5”, will apply from September 2009, while “Euro 6” standards are expected to apply from 2014. In addition to the exhaust emission programs described above, advanced European OBD systems, have been required since 2000. This system has the potential of increasing warranty cost, and the requirements are expected to become more challenging in the future. With the introduction of the new European standards, additional technical challenges are expected to result from a new regulatory approach. While in the past emission standards were adopted at the same time as the related technical provisions, under the “split level approach” used for Euro 5 and Euro 6, only the emission limits and other key requirements have now been adopted. Technical provisions are now being developed and approved at the EU Commission level. This leads to a number of uncertainties regarding the content and timing of the requirements for different vehicles, because the EU Commission has been given authority to change fundamental regulatory items. These include test cycles, durability requirements, OBD, in-service conformity, and treatment of alternative fuels such as E85.

The new European emission standards focus particularly on reducing emissions from diesels. Diesel vehicles have become important in the European market place and achieved almost a 50% market share in 2006. The new requirements will require additional technologies and further increase the cost of diesel engines, which are already above those of gasoline engines. For Euro 6, it is expected that technologies need to be implemented which are similar to those being developed to meet US emission standards. The technologies available today are not cost-effective and would therefore not be suitable for the European market for small and midsize diesel vehicles, which typically are under high cost pressure.

All countries that belong to the European Free Trade Association (EFTA) apply EU emission standards. Countries that are not members of the EU have adopted standards defined under the UN ECE framework within their jurisdictions. A minority of countries in Eastern Europe, which currently do not require compliance with the latest limit standards, are considering convergence to those standards by the end of the decade.

Within the Asia Pacific region, GM vehicles are subject to a broad range of vehicle emission laws and regulations. Japan sets specific exhaust emission and durability standards, test methods, and driving cycles (OBD is required and evaporative emissions follow the EU). South Korea is transitioning to California style exhaust emission standards and considering adopting other aspects of the California emission program (OBD is required and evaporative emissions follow the EPA standard). All other countries in which GM conducts operations within the Asia Pacific region either require or allow some form of EPA, EU, or UN ECE style emission requirements (with or without OBD).

Within Latin America, Africa and the Mid-East regions, some countries follow the U.S. test procedure and some follow the EU test procedure, with different levels of requirements.

Industrial Environmental Control

GM’s operations are subject to a wide range of environmental protection laws including those laws regulating air emissions, water discharges, waste management, and environmental cleanup. GM is in various stages of investigation or remediation for sites where contamination has been alleged. GM is involved in a number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal, or ownership of a disposal site.

The future impact of environmental matters, including potential liabilities, is often difficult to estimate. We record an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the periods of remediation for the applicable sites, which typically range from five to 30 years. Expenditures for site remediation actions, including ongoing operations and maintenance, amounted to $107 million and $127 million in 2006 and 2005, respectively. It is possible that such

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1.	Business — (continued)

remediation actions could require average annual expenditures in the range of $90 million to $130 million over the next five years.

For many sites, the remediation costs and other damages for which we ultimately may be responsible are not reasonably estimable because of uncertainties with respect to factors such as our connection to the site or to materials located at the site, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation). As a result, we are unable to determine or reasonably estimate the amount of costs or other damages for which we are potentially responsible in connection with these sites, although that total could be substantial.

GM pays annual emission fees of approximately $2 million per year and annual costs of on-going testing ranging from $1 million to $2 million per year to comply with the Clean Air Act Amendments under the Title V Renewable Operating Permit Program. Additionally, under the Clean Air Act, complying with the Hazardous Air Pollutant standards is estimated to cost an aggregate of approximately $55 million in 2006 through 2007. GM also expends approximately $7 million per year to comply with regulatory reporting requirements.

GM is implementing and publicly reporting on various voluntary initiatives to reduce energy consumption and greenhouse gas emissions from its worldwide operations. GM surpassed its 2005 target of an 8% reduction in carbon dioxide (CO2) emissions from its worldwide facilities compared to 2000 emission levels. By 2005, GM had reduced CO2 emissions from its worldwide facilities by 16% compared to 2000 levels. Several GM facilities are included in the European emissions trading regime, which is being implemented to meet the European Community’s greenhouse gas reduction commitments under the Kyoto Protocol. GM has reported in accordance with the Global Reporting Initiative, the Carbon Disclosure Project, and the DOE 1605(b) since the inception of the programs. Global Environment and Energy goals and progress made on all voluntary programs are available in GM’s Corporate Responsibility Report at www.gmresponsibility.com.

Vehicular Noise Control

All vehicles manufactured and sold by GM may be subject to noise emission regulations.

In the United States, passenger cars and light-duty trucks are subject to state and local motor vehicle noise regulations. GM is committed to designing and developing its products to meet these noise requirements. Since addressing different vehicle noise regulations established in numerous state and local jurisdictions is not practical, GM attempts to identify the most stringent requirements and validate to those requirements. In the rare instances where a state or local noise regulation is not covered by the composite requirement, a waiver of the requirement is requested. Medium to heavy-duty trucks are regulated at the federal level. Federal truck regulations pre-empt all United States state or local noise regulations for trucks over 10,000 lbs. gross vehicle weight rating.

Outside the United States, noise regulations have been established by authorities at the national and supranational level (e.g., EU or UN ECE for Europe). GM believes that its vehicles meet all applicable noise regulations in the markets where they are sold.

Automotive Fuel Economy

The 1975 Energy Policy and Conservation Act provided for average fuel economy requirements for passenger cars built for the 1978 model year and thereafter, weighted by production volumes under a complex formula. Based on the EPA combined city-highway test data, GM’s 2006 model year domestic passenger car fleet achieved a Corporate Average Fuel Economy (CAFE) of 29.9 miles per gallon (mpg), which exceeded the requirement of 27.5 mpg. The estimated CAFE for GM’s 2007 model year domestic passenger cars is projected to be 29.5 mpg.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1.	Business — (continued)

For GM’s imported passenger cars, the 2006 model year CAFE was 29.0 mpg, which exceeded the requirement of 27.5 mpg. The CAFE estimate for 2007 model year GM imported passenger cars is 32.5 mpg, which would also exceed the applicable requirement.

Fuel economy standards for light-duty trucks became effective in 1979. GM’s light-duty truck CAFE for the 2006 model year was 22.8 mpg, which exceeds the requirement of 21.6 mpg. GM’s 2007 model year light-duty truck CAFE is projected to be 22.6 mpg, which would exceed the requirement of 22.2 mpg. The National Highway Traffic Safety Administration (NHTSA) has finalized new fuel economy standards for trucks for model years 2008 through 2011, which include substantial changes to the structure of the truck CAFE program. These final rules establish reformed standards based upon truck size. These reformed standards are optional through the 2010 model year, and mandatory in the 2011 and later model years. The rule sets the traditional (unreformed) truck CAFE standard at 22.5 mpg for 2008, 23.1 mpg for 2009, and 23.5 mpg for 2010.

Although it is not yet clear what specific changes will be adopted, it is likely that U.S. fuel economy requirements will be increased in the near future, which would pose additional challenges to GM’s ability to comply and to maintain a profitable operation. Some of the requirements that have been proposed would be beyond the current technical capacity of GM or any other manufacturer, and there can be no assurance that the necessary technological advances would be made or would be available on a timely and economically reasonable basis. Even less stringent requirements could affect GM’s ability to sell larger vehicles, which comprise a significant and disproportionately profitable segment of its portfolio of products.

In addition, in 2002 California passed legislation known as Assembly Bill 1493 (AB 1493) requiring the CARB to regulate greenhouse gas emissions from new motor vehicles sold in the state beginning in the 2009 model year. Since CO2 is the primary greenhouse gas emitted by automobiles, CO2 emissions are directly proportional to the amount of fuel consumed by motor vehicles, and as a result, CO2 emissions per mile are inextricably linked to fuel consumption per mile. GM believes that AB 1493 by attempting regulate CO2 emissions per mile is tantamount to establishing state level fuel economy standards, which is prohibited by the federal fuel economy law. Nonetheless, the CARB promulgated rules under AB 1493 (AB 1493 Rules) establishing standards that effectively require about a 40% increase in new vehicle fuel economy for passenger cars by 2016. These standards are now subject to legal challenges by the Alliance of Automobile Manufacturers and several dealers in federal court and by GM, DaimlerChrysler, and several dealers in California state court.

Since the CARB has characterized the AB 1493 Rules as an “emission” regulation, other states have adopted the California CO2 requirements pursuant to claimed authority under the federal Clean Air Act. As of December 2006, the following states have adopted the AB 1493 Rules imposing CO2 requirements on new motor vehicles beginning with the 2009 model year: Connecticut, Maine, Massachusetts, New Jersey, New York, Oregon, Pennsylvania, Rhode Island, Vermont, and Washington. Other states are also considering adopting the AB 1493 Rules.

As in California, the automotive industry has filed several lawsuits in federal court challenging the AB 1493 Rules in other states on the grounds that these attempts at state regulation of fuel economy are pre-empted by the federal fuel economy law. Lawsuits challenging the AB 1493 Rules in state courts in Vermont and Rhode Island have also been filed.

GM does not believe that it is technically possible for it to comply with the requirements of the AB 1493 Rules, given its current product portfolio and the technical improvements that it believes are likely in the near future. If these lawsuits do not succeed and if the AB 1493 Rules are applied to GM vehicles sold in certain states, GM could be forced to cease selling certain vehicles in those states, and depending upon how widely the AB 1493 Rules are applied, might curtail production of certain popular and profitable vehicles that do not comply with the rule.

In Europe, the European Auto Manufacturers’ Association and the EU established a voluntary agreement in 1999 with an emission target of 140 grams of CO2 per kilometer on average for new passenger cars sold in the EU by 2008. In February 2007, the EU Commission released a Communication stating an objective of achieving 120 grams

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1.	Business — (continued)

of CO2 per kilometer by 2012. The proposal would allow 10 grams of this objective to be achieved through actions such as greater use of biofuels, making the new vehicle fuel economy target 130 grams CO2 per kilometer. Discussions are continuing concerning the framework for achieving this objective.

Potential Impact of Regulations

We continue to improve the fuel efficiency of our vehicles, even as we enhance utility and performance, address environmental aspects of our products, and add more safety features and customer convenience options, which since they add mass to a vehicle tend to lower its fuel economy. GM’s product lineup of 2007 models in the United States includes 23 models that get an EPA estimated 30 miles per gallon or better on the highway — more than any other vehicle manufacturer. Overall fuel economy and CO2 emissions from cars and light-duty trucks on the road are determined by a number of factors, including what products customers select and how they use them, traffic congestion, transit alternatives, fuel quality and availability, and land use patterns.

As described above under “Research, Development and Intellectual Property,” GM has established aggressive near-, mid- and long-term plans to develop and bring to market technologies designed to further improve fuel efficiency, reduce emissions, and provide additional value and benefits to our customers. These include enhancements to conventional internal combustion engine technology such as Active Fuel Management, variable valve timing systems, and six-speed automatic transmissions. In addition, GM currently offers hybrid-electric buses that are capable of improving the fuel efficiency of city buses by 25% to 50% and reducing some emissions by as much as 90%. GM currently has hybrid-electrical systems in fullsize pickup trucks available in the North America market and is bringing a range of additional hybrid products to market over the next several years. In 2006, GM launched the Saturn VUE Green Line with a GM Hybrid System, and in 2007 GM plans to launch a 2-Mode Hybrid system in the Chevrolet Tahoe and GMC Yukon, both large sport utility vehicles. In addition, for the 2007 model year GM offers 16 flex-fuel capable models that can run on E85 ethanol, gasoline, or any combination of the two fuels. In Europe, Saab offers the 9-5 BioPower FlexFuel model and plans to extend its BioPower model offerings, and Opel sells several models that operate on compressed natural gas. GM has extensive efforts underway to develop fuel cell vehicles designed to run on hydrogen and emit only water. GM believes that the development and global implementation of new, cost-effective energy technologies in all sectors, such as hydrogen fuel cells, is the most effective way to improve energy efficiency and reduce greenhouse gas emissions.

Despite these advanced technology efforts, GM’s ability to satisfy fuel economy/CO2 requirements in major markets such as the United States, Europe, and China is contingent on various future economic, consumer, legislative, and regulatory factors that GM cannot control and cannot predict with certainty. If GM is not able to comply with specific new fuel economy requirements, which include higher federal CAFE standards and state CO2 requirements such as those imposed by the AB 1493 Rules, then we could be subject to sizeable civil penalties or have to restrict product offerings drastically to remain in compliance. In turn, any such actions could have substantial adverse impacts on GM operations, including plant closings, reduced employment, and loss of sales revenue.

Safety

New vehicles and equipment sold by GM in the United States are required to meet certain safety standards promulgated by the NHTSA. The National Traffic and Motor Vehicle Safety Act of 1966 authorizes the NHTSA to determine these standards and the schedule for implementing them. In addition, in the case of a vehicle defect that creates an unreasonable risk to motor vehicle safety or a noncompliance with a safety standard, the act generally requires that the manufacturer notify owners and provide a remedy. The Transportation Recall Enhancement, Accountability and Documentation Act requires GM to report certain information relating to certain customer complaints, warranty claims, field reports, lawsuits, and fatalities and recalls outside the United States.

In addition to these U.S. rules, GM is subject to certain safety regulations in the non U.S. markets in which it operates. For the most part, these standards are similar to applicable U.S. standards. Nevertheless, from time to time, other countries pass regulations which are more stringent than U.S. standards.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1.	Business — (continued)

Pension Legislation

GM is subject to a variety of federal rules and regulations, including the Employee Retirement Income Security Act of 1974 (ERISA), which govern the manner in which GM administers its pensions for its retired employees and their spouses. On August 17, 2006, President Bush signed into law the Pension Protection Act of 2006 (PPA). The PPA is designed to, among other things, require companies to increase the amount of funding to their pension plans. GM’s U.S. hourly and salaried pension plans are overfunded under current rules and also under the PPA guidelines, many of which are not yet in effect. As a result, GM does not expect to make any contributions to its U.S. hourly and salaried pension plans for the foreseeable future, assuming there are no material changes in present market conditions.

Export Control

GM is subject to a number of domestic and international export control requirements. GM’s Office of Export Compliance (OEC) is responsible for addressing export compliance issues that are specified in regulations issued by the U.S. Department of State, the U.S. Department of Commerce, and the U.S. Department of Treasury, as well as issues relating to non U.S. export control laws. The OEC works with export compliance officers in GM business units who address export compliance issues on behalf of their business units. If GM fails to comply with applicable export compliance regulations, GM and its employees could be subject to criminal and civil penalties and, under certain circumstances, suspension and debarment from doing business with the government.

Employees

As of December 31, 2006, GM employed approximately 280,000 employees, of whom approximately 205,000 (73%) were hourly employees and approximately 75,000 (27%) were salaried employees. The following represents GM’s employment by regions at December 31 (in thousands):

	2006	2005	2004

GMNA	152	173	181
GME	60	63	61
GMLAAM	32	31	29
GMAP	34	31	15
GMAC(1)	—	34	34
Other	2	3	4

Total	280	335	324

(1)	Amounts for 2006 exclude GMAC employees, who were removed from the consolidated payroll as a result of the GMAC Transaction in November 2006.

Approximately 89,000 of GM’s U.S. employees (73%) were represented by unions at December 31, 2006. The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represents the largest portion of our U.S. employees who are union members, representing approximately 86,000 employees. GM’s current collective bargaining agreement with the UAW expires in September 2007. In addition, many of our hourly employees outside the United States are represented by various unions. As of December 31, 2006, GM had approximately 357,000 U.S. hourly retirees and approximately 115,000 U.S. salaried retirees.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1.	Business — (concluded)

Employment and Payrolls

	2006	2005	2004

Worldwide payrolls (billions)	$22.3	$21.5	$21.5
U.S. hourly payrolls (in billions)(1)	$8.5	$8.0	$8.7
Average U.S. hourly labor cost per active hour worked(2)(3)	$73.26	$81.18	$73.73

(1)	Includes employees “at work” (excludes laid-off employees receiving benefits).

(2)	Includes U.S. hourly wages and benefits divided by the number of hours worked.

(3)	Cost of an hour including all expenses associated with the national Special Attrition Program (SAP) is $110.33 in 2006.

Segment Reporting Data

Operating segment and principal geographic area data for 2006, 2005, and 2004 are summarized in Note 27 in GM’s Consolidated Financial Statements.

Website Access to GM’s Reports

GM’s internet website address is www.gm.com.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC).

In addition to the information about GM and its subsidiaries contained in this Annual Report on Form 10-K for the year ended December 31, 2006, extensive information about the Corporation can be found on our website, including information about our management team, our brands and products, and our corporate governance principles.

Item 1A.	Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations, and financial condition could be materially adversely affected by the factors described below.

While we describe each risk separately, some of these risks are interrelated and certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that we may face. Additional risks and uncertainties not presently known to us, or that we currently do not consider significant, could also potentially impair our business, results of operations, and financial condition.

Risks related to GM and its automotive business

Our continued ability to achieve structural and material cost reductions and to realize production efficiencies for our automotive operations is critical to our ability to achieve our turnaround plan and return to profitability.

We are continuing to implement a number of structural and material cost reduction and productivity improvement initiatives in our automotive operations, including substantial restructuring initiatives for our unprofitable North American operations, as more fully discussed below in “Management’s Discussion and Analysis of Financial Condition and Result of Operations.” Our future competitiveness depends upon our continued success in implementing these restructuring initiatives throughout our automotive operations, especially in North America. In addition, while some of the elements of structural cost reduction are within our control, others such as interest rates or return on investments, which influence our expense for pension and postretirement health care and life

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1A.	Risk Factors — (continued)

insurance benefits (OPEB), depend more on external factors, and there can be no assurance that such external factors will not adversely affect our ability to reduce our structural costs.

Restrictions in our labor agreements could limit our ability to pursue or achieve cost savings through restructuring initiatives, and labor strikes, work stoppages, or similar difficulties could significantly disrupt our operations.

Substantially all of the hourly employees in our U.S., Canadian, and European automotive operations are represented by labor unions and are covered by collective bargaining agreements, which usually have a multi-year duration. Many of these agreements include provisions that limit our ability to realize cost savings from restructuring initiatives such as plant closings and reductions in workforce. Our current collective bargaining agreement with the UAW will expire in September 2007, and we intend to pursue our cost reduction goals vigorously in negotiating the new agreement. Any UAW strikes, threats of strikes, or other resistance in connection with the negotiation of a new agreement could materially adversely affect our business as well as impair our ability to implement further measures to reduce structural costs and improve production efficiencies in furtherance of our North American initiatives. A lengthy strike by the UAW that involves all or a significant portion of our manufacturing facilities in the United States would have a material adverse effect on our operations and financial condition, particularly our liquidity.

We must continue to make structural changes to reduce our U.S. health care cost burden, the source of our largest competitive cost disadvantage.

GM’s OPEB obligations for employees and retirees are significant, $68 billion at December 31, 2006, and have the capacity to grow even larger on a global basis. In recent years, we have paid our OPEB expenditures from operating cash flow, which reduces our liquidity and cash flow from operations. Our U.S. health-care cash spending in 2006 was $4.8 billion, and we expect that it will be $4.7 billion in 2007 (before the effect, if any, of any amounts incurred or paid on certain benefit guarantees related to Delphi discussed below and contributions to the independent Voluntary Employees Beneficiary Association (VEBA) trust associated with the UAW Mitigation Plan), principally due to amendments to our hourly and salaried health care plans made in 2006.

To address our rising costs we made modifications to health-care benefits for salaried workers and retirees in 2005, and in February 2006 announced a cap on salaried retiree health-care spending levels effective in January 2007. In 2005, we also entered into an agreement with the UAW increasing retiree health-care cost-sharing provisions, which received court approval in March 2006 (UAW Health Care Settlement Agreement). Under this agreement, our U.S. OPEB obligation was reduced by $17 billion. Continued progress in the reduction of health-care liabilities and expenses, particularly with respect to our hourly employees and retirees, is a critical element of our GMNA turnaround initiatives. However, our efforts to control these costs may not always be successful and will depend in part on our negotiations with the UAW in 2007. Failure to adequately control our health-care costs is likely to result in materially higher expenses and have a material adverse effect on our results of operations and financial condition.

Our extensive pension and OPEB obligations to retirees are a competitive disadvantage for us.

We believe that we are competitively disadvantaged because we provide pension benefits and OPEB, consisting of both retiree health care and life insurance, to more than 400,000 retirees and surviving spouses in the United States. As a result, we believe, our pension and OPEB payments as a percentage of revenues are significantly greater than our competitors, particularly those operating outside the United States. In addition to the large number of U.S. retirees, we have mature manufacturing operations in Western Europe, including Sweden and the United Kingdom, and Australia and as result have pension and similar obligations to significant numbers of current retirees and employees who will retire in the near future. Certain of our pension plans outside the United

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1A.	Risk Factors — (continued)

States are partially or fully unfunded. As a result of our worldwide pension and OPEB obligations, we have relatively less available cash to invest in product development and capital projects than some of our competitors.

Our pension and OPEB expenses are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience, and changes in laws and regulations.

Our future funding obligations for our IRS-qualified U.S. defined benefit pension plans and our estimated liability related to OPEB plans depend upon changes in health-care inflation trend rates, the level of benefits provided for by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine funding levels, actuarial data and experience, and any changes in government laws and regulations. In addition, our employee benefit plans hold a significant amount of equity securities. If the market values of these securities decline, our pension and OPEB expenses would increase and, as a result, could materially adversely affect our business. Any decreases in interest rates, if and to the extent not offset by contributions and asset returns, could also increase our obligations under such plans. We may be legally required to make contributions to the pension plans in the future, and those contributions could be material.

Delphi may seek to reject or compromise its obligations to us through its Chapter 11 bankruptcy proceedings.

In connection with its Chapter 11 bankruptcy proceeding, Delphi has filed a motion seeking authority to reject certain supply contracts with GM, which is now indefinitely adjourned while negotiations are in progress. Although Delphi has not rejected any GM contracts as of this time and has assured GM that it does not intend to disrupt production at GM assembly facilities, if GM, Delphi, and the other parties cannot reach the agreements necessary to resolve all the matters involved in Delphi’s bankruptcy, there is a risk that Delphi or one or more of its affiliates may reject or threaten to reject individual contracts with GM, either to exit specific lines of business or to increase the price GM pays for certain parts and components. As a result, we could experience a material disruption in our supply of automotive systems, components, and parts that could force the suspension of production at GM assembly facilities, which could materially adversely affect our business, including key elements of our North America turnaround initiative. In addition, we would likely find it difficult to locate a different supplier for some of the systems, components, and parts we purchase from Delphi, particularly those that require extended lead times for validation and production.

GM is seeking to minimize its risks by protecting our right of setoff against the $1.15 billion we owed to Delphi as of the date of its Chapter 11 filing. However, our ability to benefit from a right to setoff may be subject to limitation by the Court or dispute by Delphi, the creditors’ committee, or Delphi’s other creditors, so that GM cannot provide any assurance that it will be able to setoff such amounts fully or partially. To date setoffs of approximately $53.6 million have been taken by GM, with Delphi’s agreement. The financial impact of a substantial compromise of our right of setoff could have a material adverse impact on our financial position. In addition, the basis, amounts, and priority of any claims against Delphi that GM currently has or may have in the future may be challenged by other parties in interest in Delphi’s bankruptcy proceeding. The scope and results of such challenges cannot be predicted with certainty.

We have guaranteed a significant amount of Delphi’s financial obligations to its unionized workers. If Delphi fails to satisfy these obligations, we would be obligated to pay some of these obligations.

In connection with the spin-off of Delphi from GM in 1999, we entered into separate agreements with the UAW, the International Union of Electrical Workers-Communication Workers of America (“IUE-CWA”), and the United Steel Workers unions. Under these agreements, we agreed to guarantee Delphi’s payment of certain levels of pension and OPEB to certain former GM U.S. hourly employees who were transferred to Delphi in connection with the spin-off. As a result, we are contractually responsible for such payments to the extent Delphi fails to pay these benefits at required levels.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1A.	Risk Factors — (continued)

GM and Delphi entered into a separate agreement in 1999 that requires Delphi to indemnify GM if and to the extent GM makes payments under the benefit guarantees to the UAW employees or retirees. GM received a notice from Delphi, dated October 8, 2005, that it was more likely than not that GM would become obligated to provide benefits pursuant to the benefit guarantees to the UAW employees or retirees. The notice stated that Delphi was unable at that time to estimate the timing and scope of any benefits GM might be required to provide under those benefit guarantees. The amount of our ultimate liability for these contingent exposures may change, and will depend on the results of ongoing discussions among Delphi, its unions, GM, and other interested parties, as well as other factors. Any recovery by GM under indemnity claims against Delphi might be subject to partial or complete discharge in the Delphi reorganization proceeding. As a result, GM’s claims for indemnity may not be paid in full. We believe that it is probable that we have incurred a contingent liability under these benefit guarantees as a result of Delphi’s Chapter 11 filing. As a result, we have recorded a charge of $6.0 billion to date as an estimate of our contingent exposures. We believe that the range of these contingent exposures is between $6 billion and $7.5 billion, with amounts near the low end of the range considered more possible than amounts near the high end of the range assuming an agreement is reached among GM, Delphi, and Delphi’s unions. These views reflect GM’s current assessment that it is unlikely that a Chapter 11 process will result in both a termination of Delphi’s pension plan and complete elimination of its OPEB plans. Any increase in our contingent exposures, including under the benefit guarantees, could materially increase our expenses and adversely affect our results of operations.

Financial difficulties, labor stoppages, or work slowdowns at key suppliers, including Delphi, could result in a disruption in our operations and have a material adverse effect on our business.

We rely on many suppliers to provide us with the systems, components, and parts that we need to manufacture our automotive products and operate our business. Some of these suppliers have experienced severe financial difficulties and solvency problems. For example, our suppliers Dana Corporation, Tower Automotive, Inc., Dura Automotive Systems, and Collins & Aikman Corporation are all in the process of reorganizing under the U.S. Bankruptcy Code. Financial difficulties or solvency problems at these or other suppliers could materially adversely affect their ability to supply us with the systems, components, and parts that we need, which could disrupt our operations. Similarly, a substantial portion of many of these suppliers’ workforces are represented by labor unions. Workforce disputes that result in work stoppages or slowdowns at these suppliers could also have a material adverse effect on their ability to continue meeting our needs.

In particular, our largest supplier, Delphi, filed a Chapter 11 bankruptcy petition in October 2005. On March 31, 2006 Delphi filed motions under the U.S. Bankruptcy Code seeking authority to reject its U.S. labor agreements and modify retiree welfare benefits. Delphi’s unions and certain other parties have filed objections to these motions. Hearings on these motions have been adjourned indefinitely to allow Delphi, its unions, and GM additional time to fully focus on reaching comprehensive consensual agreements to resolve the issues resulting from Delphi’s bankruptcy filing. However, the Delphi employees represented by the UAW have given the UAW authorization to strike if Delphi voids its labor contracts pursuant to these motions. While Delphi has indicated to us that it expects no disruptions in its ability to continue supplying us with systems, components, and parts as Delphi pursues its bankruptcy restructuring plan, labor disruptions at Delphi resulting from Delphi’s pursuit of a restructuring plan could seriously disrupt our North American operations, prevent us from continuing to implement our turnaround initiatives, and materially adversely impact our business.

Increase in cost, disruption of supply or shortage of raw materials could harm our business.

We use various raw materials in our business including corrosion-resistant steel, non-ferrous metals such as aluminum and copper, and precious metals such as platinum and palladium. The prices for these raw materials fluctuate depending on market conditions. In recent years, we have experienced significant increases in freight charges and raw material costs such as aluminum and copper. Substantial increases in the prices for our raw materials increase our operating costs, and to the extent they cannot be recouped through increases in the prices of vehicles, could reduce our profitability. In addition, some of these raw materials, such as corrosion-resistant steel, are available

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1A.	Risk Factors — (continued)

from a limited number of suppliers. We cannot guarantee that we will be able to maintain favorable arrangements and relationships with these suppliers. An increase in the cost or a sustained interruption in the supply or shortage of some of these raw materials that may be caused by a deterioration of our relationships with suppliers or by events such as natural disasters, power outages, labor strikes, or the like could negatively impact our net revenues and profits.

A decline in consumer demand for our higher margin vehicles could result in diminished profitability.

Our results of operations depend not only on the number of vehicles we sell, but also the product mix of our vehicle sales. For example, in the United States sales of luxury and fullsize vehicles are generally more profitable for us than sales of our smaller and lower-priced vehicles. Our sales tend to be concentrated in a relatively small number of models. If customer preferences shift to product segments in which our competitors offer strong portfolios, our sales could be disproportionately affected. Moreover, shifts in demand away from higher margin sales could materially adversely affect our business. Similarly, retail sales of vehicles are generally more profitable to us than fleet sales.

Shortages and increases in the price of fuel can result in diminished profitability due to shifts in consumer vehicle demand.

High gasoline prices in 2006 contributed to weaker demand for certain of our higher margin vehicles, especially our fullsize sport utility vehicles, as consumer demand shifted to smaller, more fuel-efficient vehicles, which provide lower profit margins and generally represent a smaller proportion of our sales volume in North America. Any future increases in the price of gasoline in the United States or in our other markets or any sustained shortage of fuel could weaken further the demand for such vehicles. Such a result could lower profitability and have a material adverse effect on our business.

The pace of introduction and market acceptance of new vehicles is important to our success.

Customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, we must introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. Our competitors have introduced, and likely will continue to introduce, new and improved vehicle models designed to meet consumer expectations. Because product lifecycles do not all coincide, some competitive vehicles can be newer than some of our existing models in the same market segments. This has and will continue to put pricing and vehicle enhancement pressure on our vehicles and, in some vehicle segments, has resulted and will result in market share declines. In addition, consumer preferences for vehicles in certain market segments change over time. Vehicles in less popular segments may have to be discounted in order to be sold in similar volumes. Further, the pace of our development and introduction of new and improved vehicles is dependent on our ability to successfully implement improved technological innovations in design, engineering, and manufacturing. Our profit margins, sales volumes, and market shares may decrease if we are unable to produce models that compare favorably to competing models, particularly in our higher margin vehicle lines such as fullsize pickup trucks and sport utility vehicles. Vehicle lines that are particularly important to our future success include our new sport utility vehicles and pickup trucks, and although initial reaction to the utility vehicles and pickup trucks introduced in 2006 has been favorable, there can be no assurance of success related to market acceptance of these or any other products.

Decreases in the residual value of our vehicles could have a significant negative effect on our results of operations.

Retail customers could be deterred from selecting GM vehicles if they have weaker or less reliable residual values than our competitors’ products. In addition to providing a competitive disadvantage for our vehicles among retail customers, weakness in residual values could have a significant negative effect on our results of operations. To offset risks associated with declines in residual values, GM typically provides residual value support to GMAC with

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1A.	Risk Factors — (continued)

respect to vehicles subject to lease or retail balloon installment sales contracts. At the beginning of a lease or balloon contract, GM pays GMAC so that the vehicle’s residual value at the end of the contract will be more than the residual value as estimated by an independently published guide. After the lease or balloon contract expires and the vehicle is resold, GM also participates in a risk-sharing arrangement in which GM in certain circumstances reimburses GMAC for a portion of any shortfall between the independently estimated residual value and the resale proceeds. Moreover, in a significant portion of fleet sales to daily rental companies, GM agrees to repurchase the vehicles at a set price, thereby assuming the risk of declines in residual value. GM believes that improvements in the quality of its vehicles will sustain and improve residual values, but there can be no assurance that residual values will improve or even maintain their current levels.

GM’s significant investment in new technology may not result in successful vehicle applications.

GM intends to invest up to $9 billion per year in the next few years to support its products and to develop new technology. In some cases, such as hydrogen fuel cells, the technologies are not yet commercially practical and depend on future significant technological advances by GM and by suppliers, especially in the area of advanced battery technology. There can be no assurance that these advances will occur in a timely or feasible way, that the funds that GM has budgeted for these purposes will be adequate, or that GM will be able to establish its right to these technologies. Moreover, GM’s competitors and others are pursuing the same technologies and other competing technologies, in some cases with more money available, and there can be no assurance that they will not acquire similar or superior technologies, sooner than GM, or on an exclusive basis, or at a significant price advantage.

We operate in a highly competitive industry that has excess manufacturing capacity.

The automotive industry is highly competitive, and overall manufacturing capacity in the automotive industry exceeds current demand, although it is at a historically high level globally. We expect competition to increase over the next few years due primarily to aggressive investment by manufacturers in established markets in the United States and Western Europe and the presence of local manufacturers in key emerging markets like China and India. Many manufacturers including GM have relatively high fixed labor costs as well as significant limitations on their ability to close facilities and reduce fixed costs. Our competitors may respond to these relatively high fixed costs by attempting to sell more vehicles by adding vehicle enhancements, providing subsidized financing or leasing programs, offering option package discounts or other marketing incentives, or reducing vehicle prices in certain markets. These actions have had, and are expected to continue to have, a significant negative impact on our vehicle pricing, market share, and operating results, and present a significant risk to our ability to enhance our revenue per vehicle.

The financial distress, bankruptcy, or insolvency of a major competitor could have significant adverse consequences for us.

If a major automotive company experienced financial distress, it could pursue short-term strategies that would disrupt the market and force competitors like GM to consider actions that would be imprudent or even unsustainable in the long term. In addition, the financial distress, bankruptcy, or insolvency of a major manufacturer could lead to a disruption in our supply base, which could materially affect our business. Finally, a competitor that today has substantial pension and OPEB obligations to its retirees could gain a significant cost advantage over us if it succeeded in reducing or eliminating its contractual obligations to its unionized work force and other parties through a bankruptcy proceeding.

We could be materially adversely affected by changes or imbalances in currency exchange and other rates.

Because we sell products and buy materials globally over a substantial period, we are exposed to risks related to the effects of changes in foreign currency exchange rates, commodity prices, and interest rates. While we carefully watch and attempt to manage these exposures, these types of changes can have material adverse effects on our business. In recent years, the relative weakness of certain currencies has provided competitive advantages to

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1A.	Risk Factors — (continued)

certain of our competitors. Specifically, the weakness of the Japanese yen has provided pricing advantages for vehicles and parts imported from Japan to markets with more robust currencies like the United States and Western Europe. To the extent that the Japanese yen remains relatively weaker than the U.S. dollar and the currencies of Western Europe, whether as a result of foreign governments’ influence or otherwise, we are at a disadvantage that could have a material adverse effect on the results of our operations in the United States and Europe.

Our liquidity position could be negatively affected by a variety of factors, which in turn could have a material adverse effect on our business.

While we believe that we currently have sufficient liquidity to operate our business over the short and medium term, our ability to meet our capital requirements over the long term will require substantial liquidity and will depend on the continued successful execution of our four-point turnaround plan to return our North American operations to profitability and positive cash flow. We incurred a consolidated net loss of $2.0 billion in 2006 and $10.4 billion in 2005, due primarily to losses in our North American operations. We are subject to numerous risks and uncertainties that could negatively affect our cash flow and liquidity position in the future. These include, among other things, risk of labor disruptions (either at Delphi, our largest supplier, or at GM in connection with the renegotiation of our collective bargaining agreement with the UAW in 2007) or pressure from suppliers to agree to changed payment or other contract terms. The occurrence of one or more of these events could weaken our liquidity position and, under certain circumstances, materially adversely affect our business, for example by curtailing our ability to make important capital expenditures.

Continued failure to achieve profitability may cause some or all of our deferred tax assets to expire.

As of December 31, 2006, we had approximately $34.8 billion in U.S. net deferred tax assets (DTAs). These DTAs include approximately $5.7 billion net operating loss carryovers that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. In December 2006 we increased our U.S. DTAs by $10.2 billion as a result of recognizing the funded status of our benefit plans on our 2006 consolidated balance sheet pursuant to the adoption of SFAS No. 158. Many of these DTAs will expire if they are not utilized within certain time periods. At this time, we consider it more likely than not that we will have U.S. taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these DTAs could ultimately expire unused, especially if our North America restructuring initiatives are not successful. While the closing of the GMAC Transaction in November 2006 did not directly affect GM’s ability to realize our DTAs, a significant portion of GMAC’s U.S. pre-tax income will no longer be available to GM. Therefore, unless we are able to generate sufficient U.S. taxable income from our automotive operations, a substantial valuation allowance to reduce our U.S. DTAs may be required, which would materially increase our expenses in the period it is taken and materially adversely affect our results of operations and statement of financial condition.

Further reduction of our credit ratings, or failure to restore our credit ratings to higher levels, could have a material adverse effect on our business.

Our credit ratings have been downgraded to historically low levels. GM’s unsecured debt is currently assigned a non-investment grade rating by each of the four nationally recognized statistical rating organizations. The decline in our credit ratings reflects the agencies’ concerns over our competitive and financial strength, including whether we will experience a labor interruption and how we will fund our health-care liabilities. Our current credit ratings have substantially reduced our access to the unsecured debt markets and have unfavorably impacted our overall cost of borrowing. The financing arrangements we entered into in 2006 included collateral in some cases because of our current credit ratings.

Further downgrades of our current credit ratings or significant worsening of our financial condition could also result in increased demands by our suppliers for accelerated payment terms or other more onerous supply terms.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1A.	Risk Factors — (continued)

The federal government is currently investigating certain of our accounting practices. The final outcome of these investigations could require us to restate prior financial results.

We have received subpoenas from the SEC in connection with some of its investigations related to various matters including our financial reporting concerning pension and OPEB, certain transactions between us and Delphi, supplier price reductions or credits, any obligation we may have to fund pension and OPEB costs in connection with Delphi’s Chapter 11 proceedings, and certain transactions in precious metal raw materials used in our automotive manufacturing operations. In addition, a federal grand jury issued a subpoena to us in connection with supplier credits. GM has produced documents and provided testimony in response to the SEC and federal grand jury subpoenas. We are continuing to cooperate with the government in connection with all these investigations. A negative outcome of one or more of these investigations could require us to restate prior financial results and could result in fines, penalties, or other remedies being imposed on GM, which under certain circumstances could have a material adverse effect on our business.

We have determined that our internal controls over financial reporting are currently ineffective. The lack of effective internal controls could adversely affect our financial condition and ability to carry out our strategic business plan.

As discussed in Item 9A, Controls and Procedures, our management team for financial reporting, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our internal controls. As of December 31, 2006, they concluded that GM’s disclosure controls and procedures and GM’s internal control over financial reporting were not effective. Although we have made and are continuing to make improvements in our internal controls, if we are unsuccessful in our focused effort to permanently and effectively remediate the weaknesses in our internal control over financial reporting over time, it may adversely impact our ability to report our financial condition and results of operations in the future accurately and in a timely manner, and may potentially adversely impact our reputation with stakeholders.

Our indebtedness and other obligations of our automotive operations are significant and could materially adversely affect our business.

We have a significant amount of indebtedness. As of December 31, 2006, we had approximately $38.7 billion in loans payable and long-term debt outstanding for our automotive operations. Our significant indebtedness may have several important consequences. For example, it could:

•	Require us to dedicate a significant portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, which will reduce the funds available for other purposes such as product development;

•	Make us more vulnerable to adverse economic and industry conditions;

•	Limit our ability to withstand competitive pressures; and

•	Reduce our flexibility in responding to changing business and economic conditions.

Any one or more of these consequences could have a material adverse effect on our business.

Economic and industry conditions constantly change and could have a material adverse effect on our business and results of operations.

Our business and results of operations are tied to general economic and industry conditions. The number of cars and trucks sold industry-wide can vary from year to year. Demand for our vehicles depends largely on general economic conditions, including the strength of the global and local market economies, unemployment levels, consumer confidence levels, the availability of credit, and the availability and cost of fuel. Cars and trucks are

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1A.	Risk Factors — (continued)

durable items, and consumers can choose to defer their acquisition or replacement significantly. Difficult economic conditions may also cause consumers to shift to new models that are less expensive and yield lower margins or to used vehicles. While we may attempt to limit the effect of these trends through pricing or other marketing measures, these trends can have a material adverse effect on our business. Because we have relatively high fixed costs, relatively small changes in the number of vehicles sold can have a significant effect on our business. Consequently, if industry demand decreases due to, among other things, slowing or negative economic growth, our business, results of operations, and financial condition may be materially adversely affected. There can be no assurance that current industry vehicle sales levels will continue.

Our businesses outside the United States expose us to additional risks that may cause our revenues and profitability to decline.

Approximately 55% of our automotive unit sales in 2006 were generated outside the United States. We intend to continue to pursue growth opportunities for our business in a variety of business environments outside the United States, which could expose us to greater risks. The risks associated with our operations outside the United States include:

•	Multiple foreign regulatory requirements that are subject to change, including foreign regulations restricting our ability to sell our products in those countries;

•	Differing local product preferences and product requirements;

•	Difficulty in establishing and maintaining robust oversight over foreign operations;

•	Differing labor regulations;

•	Consequences from changes in tax laws;

•	Foreign state takeovers of our manufacturing facilities in those countries; and

•	Political and economic instability, natural calamities, war and terrorism.

The effects of these risks may, individually or in the aggregate, materially adversely affect our business.

Changes in existing, or the adoption of new, laws, regulations or policies of governmental organizations, particularly environmental or fuel economy regulations, may have a significant negative impact on how we do business.

We are affected significantly by a substantial amount of governmental regulations, which are expensive to comply with and anticipated to increase. In the United States and Europe, for example, governmental regulation is primarily driven by concerns about the environment, vehicle safety, and fuel economy. These government regulatory requirements complicate our plans for global product development and can result in substantial costs, which can be difficult to pass through to our customers.

The CAFE requirements mandated by the U.S. government pose special concerns. There have been a number of recent proposals by the President and various members of Congress to increase these standards significantly. Some of these proposals might require us to alter our capital spending and research and development plans, curtail sales of our higher margin vehicles, cease production of certain models, or even exit certain segments of the vehicle market. Proposals that would result in dramatically higher standards could disrupt our future product plans in ways that would significantly and adversely affect our sales volume, revenue, and profitability in the United States and could result in plant closures and job losses. Similarly, a growing number of states have adopted regulations that establish CO2 emission standards that effectively impose similarly heightened fuel economy standards for new vehicles sold in those states. Although the automotive industry is challenging certain of these state regulations in court, no assurance can be given that these challenges will be successful.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1A.	Risk Factors — (continued)

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

We are currently subject to numerous matters in litigation, including a number of stockholder and bondholder class actions and derivative lawsuits. We cannot provide assurance that we will be successful in defending any of these matters, and adverse judgments could, under certain circumstances, materially adversely affect our business. We are also routinely named a defendant in purported class actions alleging a variety of vehicle defects, in product liability cases seeking damages for personal injury, and in suits alleging GM responsibility for claims of asbestos related illnesses. Some of these matters are described in greater detail in our Legal Proceedings section below. Since the outcomes of such pending or future litigation are not predictable, we cannot provide assurance that, under certain circumstances, such litigation will not materially adversely affect our business, results of operations, or cash flows.

Risks related to GM’s 49% ownership interest in GMAC

General business, economic, and market conditions may significantly affect the operating results of GMAC’s earnings.

Following the GMAC Transaction in November 2006, we have a 49% ownership interest in GMAC which is accounted for in our consolidated financial statements using the equity method. GMAC’s business and earnings are sensitive to general business and economic conditions in the United States. These conditions include short-term and long-term interest rates, inflation, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy, as well as the local economies in which they conduct business. If any of these conditions worsen, GMAC’s business and earnings could be adversely affected and significantly affect our equity investment. For example, a rising interest rate environment could decrease the demand for loans or business, and economic conditions that negatively impact household incomes could decrease the demand for loans and increase the number of customers who become delinquent or default on their loans. The risk of borrower default becomes more important as GMAC’s portfolio of loans held for investment continues to grow. A significant proportion of GMAC’s revenues and profits in recent years came from originating, servicing, and securitizing residential mortgages; as the housing market in the United States has slowed, GMAC’s revenues and profits have been adversely affected, and we believe that this market is not likely to return to its peak level in the near future.

GMAC requires substantial capital, and if GMAC is unable to maintain adequate financing sources, its profitability and financial condition will suffer and jeopardize its ability to continue operations.

GMAC’s liquidity and ongoing profitability are, in large part, dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. Currently, GMAC’s primary sources of financing include public and private securitizations and whole loan sales. To a lesser extent, GMAC also uses institutional unsecured term debt, commercial paper, and retail debt offerings. Reliance on any one source can change going forward.

GMAC depends and will continue to depend on its ability to access diversified funding alternatives to meet future cash flow requirements and to continue to fund its operations. Negative credit events specific to GMAC or GM, or other events affecting the overall debt markets have adversely impacted its funding sources, and continued or additional negative events could further adversely impact its funding sources, especially over the long term. If

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1A.	Risk Factors — (continued)

GMAC is unable to maintain adequate financing or if other sources of capital are not available, GMAC could be forced to suspend, curtail, or reduce certain aspects of its operations, which could harm its revenues, profitability, financial condition, and business prospects.

Furthermore, GMAC utilizes asset and mortgage securitizations and sales as a critical component of its diversified funding strategy. Several factors could affect its ability to complete securitizations and sales, including conditions in the securities markets generally, conditions in the asset-backed or mortgage-backed securities markets, the credit quality and performance of its contracts and loans, its ability to service its contracts and loans, and a decline in the ratings given to securities previously issued in its securitizations. Any of these factors could negatively affect the pricing of its securitizations and sales, resulting in lower proceeds from these activities.

In its 2006 Annual Report on Form 10-K, GMAC has restated prior period financial information to eliminate hedge accounting treatment that had been applied to certain callable debt hedged with derivatives. As a result, it is possible that some of GMAC’s lenders under certain of its liquidity facilities could claim that they are not obligated to honor their lending commitments. While such a claim would not be entirely unreasonable, GMAC believes that it would not be sustainable, GMAC believes that this matter is not likely to be tested because it has no current need or intention to draw on any of the more significant existing facilities, and renewal and revision of them is imminent, which likely will eliminate the issue. There can be no assurance that GMAC is correct in these assessments. If GMAC is not correct and multiple claims were asserted and substantiated, available funding in certain of its liquidity facilities could be adversely impacted, but GMAC believes this impact is manageable because of its current substantial liquidity position.

GMAC’s indebtedness and other obligations are significant and could materially adversely affect its business.

GMAC has a significant amount of indebtedness. As of December 31, 2006, GMAC had approximately $237 billion in principal amount of indebtedness outstanding. Interest expense on its indebtedness constitutes approximately 67% of its total financing revenues. In addition, under the terms of its current indebtedness, GMAC has the ability to create additional unsecured indebtedness. If its debt payments increase, whether due to the increased cost of existing indebtedness or the incurrence of additional indebtedness, GMAC may be required to dedicate a significant portion of its cash flow from operations to the payment of principal of, and interest on, its indebtedness, which would reduce the funds available for other purposes. Its indebtedness also could limit its ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions.

GMAC’s earnings may decrease because of increases or decreases in interest rates.

GMAC’s profitability is directly affected by changes in interest rates. The following are some of the risks GMAC faces relating to an increase in interest rates:

•	Rising interest rates will increase its cost of funds.

•	Rising interest rates may reduce its consumer automotive financing volume by influencing consumers to pay cash for vehicle purchases, instead of financing them.

•	Rising interest rates generally reduce GMAC’s residential mortgage loan production as borrowers become less likely to refinance and the costs associated with acquiring a new home become more expensive.

•	Rising interest rates will generally reduce the value of mortgage and automotive financing loans and contracts and retained interests and fixed income securities held in GMAC’s investment portfolio.

GMAC is also subject to risks from decreasing interest rates. For example, a significant decrease in interest rates could increase the rate at which mortgages are prepaid, which could require GMAC to write down the value of its retained interests. Moreover, if prepayments are greater than expected, the cash GMAC receives over the life of its mortgage loans held for investment and its retained interests would be reduced. Higher-than-expected prepayments could also reduce the value of its mortgage servicing rights and, to the extent the borrower does

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1A.	Risk Factors — (continued)

not refinance with GMAC, the size of its servicing portfolio. Therefore, any such changes in interest rates could harm GMAC’s revenues, profitability and financial condition.

GMAC’s hedging strategies may not be successful in mitigating its risks associated with changes in interest rates and could affect its profitability and financial condition.

GMAC employs various economic hedging strategies to mitigate the interest rate and prepayment risk inherent in many of its assets. Its hedging strategies rely on assumptions and projections regarding its assets, liabilities, and general market factors. If these assumptions and projections prove to be incorrect or its hedges do not adequately mitigate the impact of changes in interest rates or prepayment speeds, GMAC may incur losses that could adversely affect its profitability and financial condition.

GMAC’s residential mortgage subsidiary’s ability to pay dividends to GMAC is restricted by contractual arrangements.

On June 24, 2005, GMAC entered into an operating agreement with GM and ResCap, the holding company for GMAC’s residential mortgage business, to create separation between GM and GMAC, on the one hand, and ResCap, on the other. The operating agreement restricts ResCap’s ability to declare dividends or prepay subordinated indebtedness to GMAC. As a result of these arrangements, ResCap has obtained investment grade credit ratings for its unsecured indebtedness that are separate from GMAC’s ratings and the ratings of GM. This operating agreement was amended on November 27, 2006 and on November 30, 2006, in conjunction with the GMAC Transaction. Among other things, these amendments removed GM as a party to the agreement.

The restrictions contained in the ResCap operating agreement include the requirements that ResCap’s members’ equity be at least $6.5 billion in order for dividends to be paid to GMAC or GMAC’s other affiliates and that the cumulative amount of any such dividends may not exceed 50% of ResCap’s cumulative consolidated net income excluding amounts for taxes relating to the conversion of GMAC to a limited liability company (LLC), measured from July 1, 2005, through the time such dividend is paid, minus the cumulative amount of certain prepayments of its subordinated debt by ResCap if such prepayments exceed 50% of ResCap’s cumulative consolidated net income at the time a dividend is paid. At December 31, 2006, ResCap had consolidated equity of approximately $7.7 billion.

GMAC uses estimates and assumptions in determining the fair value of certain of its assets, in determining its allowance for credit losses, in determining lease residual values, and in determining its reserves for insurance losses and loss adjustment expenses. If its estimates or assumptions prove to be incorrect, its cash flow, profitability, financial condition, and business prospects could be materially adversely affected.

GMAC uses estimates and various assumptions in determining the fair value of many of its assets, including retained interests and securitizations of loans and contracts, mortgage servicing rights, and other investments, which do not have an established market value or are not publicly traded. GMAC also uses estimates and assumptions in determining its allowance for credit losses on its loan and contract portfolios, in determining the residual values of leased vehicles, and in determining its reserves for insurance losses and loss adjustment expenses. It is difficult to determine the accuracy of its estimates and assumptions, and its actual experience may differ materially from these estimates and assumptions. As an example, the continued decline of the domestic housing market, especially with regard to the nonprime sector, has resulted in increases of the allowance for loan losses at ResCap for 2006. A material difference between GMAC’s estimates and assumptions and GMAC’s actual experience may adversely affect its cash flow, profitability, financial condition, and business prospects.

GMAC is exposed to credit risk which could affect its profitability and financial condition.

GMAC is subject to credit risk resulting from defaults in payment or performance by customers for its contracts and loans, as well as contracts and loans that are securitized and in which GMAC retains a residual

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1A.	Risk Factors — (continued)

interest. For example, the continued decline in the domestic housing market has resulted in an increase in delinquency rates related to mortgage loans that ResCap either holds or in which it retains an interest. There can be no assurances that GMAC’s monitoring of its credit risk as it impacts the value of these assets and its efforts to mitigate credit risk through its risk-based pricing, appropriate underwriting policies, and loss mitigation strategies are or will be sufficient to prevent an adverse effect on its profitability and financial condition. As part of the underwriting process, GMAC relies heavily upon information supplied by third parties. If any of this information is intentionally or negligently misrepresented and the misrepresentation is not detected prior to completing the transaction, the credit risk associated with the transaction may be increased.

Recent developments in the residential mortgage market, especially in the nonprime sector, may adversely affect GMAC’s revenues, profitability, and financial condition

Recently, the residential mortgage market in the United States, and especially the nonprime sector, has experienced a variety of difficulties and changed economic conditions that adversely affected GMAC’s earnings and financial condition in the fourth quarter of 2006. Delinquencies and losses with respect to ResCap’s nonprime mortgage loans increased significantly and may continue to increase. Housing prices in many states have also declined or stopped appreciating, after extended periods of significant appreciation. In addition, the liquidity provided to the nonprime sector has recently been significantly reduced, which will likely cause ResCap’s nonprime mortgage production to decline. These trends have resulted in significant writedowns to ResCap’s mortgage loans held for sale portfolio and additions to allowance for loan losses for its mortgage loans held for investment and warehouse lending receivables portfolios. The lack of liquidity may also have the effect of reducing the margin available to ResCap in its sales and securitizations of nonprime mortgage loans.

Another factor that may result in higher delinquency rates on mortgage loans is the scheduled increase in monthly payments on adjustable rate mortgage loans. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans. Borrowers seeking to avoid these increased monthly payments by refinancing their mortgage loans may no longer be able to fund available replacement loans at comparably low interest rates. A decline in housing prices may also leave borrowers with insufficient equity in their homes to permit them to refinance their loans or sell their homes. In addition, these mortgage loans may have prepayment premiums that inhibit refinancing.

Certain government regulators have observed these issues involving nonprime mortgages and have indicated an intention to review the mortgage loan programs. To the extent that regulators restrict the volume, terms and/or type of nonprime mortgage loan, the liquidity of GMAC’s nonprime mortgage loan production and profitability from nonprime mortgage loans could be negatively impacted.

Changes in existing U.S. government-sponsored mortgage programs, or disruptions in the secondary markets in the United States or in other countries in which GMAC’s mortgage subsidiaries operate, could adversely affect the profitability and financial condition of GMAC’s mortgage business.

The ability of GMAC’s mortgage subsidiaries to generate revenue through mortgage loan sales to institutional investors in the United States depends to a significant degree on programs administered by government-sponsored enterprises such as Fannie Mae, Freddie Mac, Ginnie Mae, and others that facilitate the issuance of mortgage-backed securities in the secondary market. These government-sponsored enterprises play a powerful role in the residential mortgage industry, and GMAC’s mortgage subsidiaries have significant business relationships with them. Proposals are being considered in the U.S. Congress and by various regulatory authorities that would affect the manner in which these government-sponsored enterprises conduct their business, including proposals to establish a new independent agency to regulate the government-sponsored enterprises, to require them to register their stock with the SEC, to reduce or limit certain business benefits they receive from the U.S. government, and to limit the size of the mortgage loan portfolios they may hold. Any discontinuation of, or significant reduction in, the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1A.	Risk Factors — (continued)

operation of these government-sponsored enterprises could adversely affect GMAC’s revenues and profitability. Also, any significant adverse change in the level of activity in the secondary market, including declines in institutional investors’ desire to invest in our mortgage products, could adversely affect GMAC’s business.

GMAC may be required to repurchase contracts and provide indemnification if it breaches representations and warranties in its securitization and whole loan transactions, which could harm GMAC’s profitability and financial condition.

When GMAC sells retail contracts or leases through whole loan sales or securitizes retail contracts, leases, or wholesale loans to dealers, GMAC is required to make customary representations and warranties about the contracts, leases, or loans to the purchaser or securitization trust. GMAC’s whole loan sale agreements generally require GMAC to repurchase retail contracts or provide indemnification if it breaches a representation or warranty given to the purchaser. Likewise, GMAC is required to repurchase retail contracts, leases, or loans and may be required to provide indemnification if GMAC breaches a representation or warranty in connection with its securitizations.

Similarly, sales by GMAC’s mortgage subsidiaries of mortgage loans through whole loan sales or securitizations require GMAC to make customary representations and warranties about the mortgage loans to the purchaser or securitization trust. GMAC’s whole loan sale agreements generally require GMAC to repurchase or substitute loans if it breaches a representation or warranty given to the purchaser. In addition, GMAC’s mortgage subsidiaries may be required to repurchase mortgage loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its origination. Likewise, GMAC is required to repurchase or substitute mortgage loans if it breaches a representation or warranty in connection with its securitizations. The remedies available to a purchaser of mortgage loans may be broader than those available to GMAC’s mortgage subsidiaries against the original seller of the mortgage loan. If a mortgage loan purchaser enforces its remedies against GMAC’s mortgage subsidiaries, GMAC may not be able to enforce the remedies it has against the seller of the loan or the borrower.

Significant indemnification payments or contract, lease, or loan repurchase activity of retail contracts or leases or mortgage loans could harm GMAC’s profitability and financial condition.

GMAC and its mortgage subsidiaries have repurchase obligations in their respective capacities as servicers in securitizations and whole loan sales. If a servicer breaches a representation, warranty, or servicing covenant with respect to an automotive receivable or mortgage loan, then the servicer may be required by the servicing provisions to repurchase that asset from the purchaser. If the frequency at which repurchases of assets occurs increases substantially from its present rate, the result could be a material adverse effect on the financial condition, liquidity, and results of operations of GMAC or its mortgage subsidiaries.

A loss of contractual servicing rights could have a material adverse effect on GMAC’s financial condition, liquidity, and results of operations.

GMAC is the servicer for all of the receivables it has originated and transferred to other parties in securitizations and whole loan sales of automotive receivables. GMAC’s mortgage subsidiaries service the mortgage loans GMAC has securitized, and GMAC services the majority of the mortgage loans GMAC has sold in whole loan sales. In each case, GMAC is paid a fee for its services, which in the aggregate constitute a substantial revenue stream for GMAC. In each case, GMAC is subject to the risk of termination under the circumstances specified in the applicable servicing provisions.

In most securitizations and whole loan sales, the owner of the receivables or mortgage loans will be entitled to declare a servicer default and terminate the servicer upon the occurrence of specified events. These events typically include a bankruptcy of the servicer, a material failure by the servicer to perform its obligations, and a failure by the servicer to turn over funds on the required basis. The termination of these servicing rights, were it to occur, could have a material adverse effect on GMAC’s financial condition, liquidity, and results of operations and those of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1A.	Risk Factors — (continued)

GMAC’s mortgage subsidiaries. For the year ended December 31, 2006, GMAC’s consolidated mortgage servicing fee income was approximately $1.6 billion.

The regulatory environment in which GMAC operates could have a material adverse effect on its business and earnings.

GMAC’s domestic operations are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions relating to supervision and regulation by state and federal authorities. Such regulation and supervision are primarily for the benefit and protection of GMAC’s customers, not for the benefit of investors in its securities, and could limit its discretion in operating its business. Noncompliance with applicable statutes or regulations could result in the suspension or revocation of any license or registration at issue, as well as the imposition of civil fines and criminal penalties. In addition, changes in the accounting rules or their interpretation could have an adverse effect on GMAC’s business and earnings.

GMAC’s operations are also heavily regulated in many jurisdictions outside the United States. For example, certain of GMAC’s foreign subsidiaries operate either as a bank or a regulated finance company, and GMAC’s insurance operations are subject to various requirements in the foreign markets in which GMAC operates. The varying requirements of these jurisdictions may be inconsistent with U.S. rules and may materially adversely affect GMAC’s business or limit necessary regulatory approvals, or if approvals are obtained, GMAC may not be able to continue to comply with the terms of the approvals or applicable regulations. In addition, in many countries the regulations applicable to the financial services industry are uncertain and evolving, and it may be difficult for GMAC to determine the exact regulatory requirements.

GMAC’s inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on its operations in that market with regard to the affected product and on its reputation generally. No assurance can be given that applicable laws or regulations will not be amended or construed differently, that new laws and regulations will not be adopted, or that GMAC will not be prohibited by local laws from raising interest rates above certain desired levels, any of which could materially adversely affect GMAC’s business, financial condition, or results of operations.

The worldwide financial services industry is highly competitive. If GMAC is unable to compete successfully or if there is increased competition in the automotive financing, mortgage, and/or insurance markets or generally in the markets for securitizations or asset sales, GMAC’s margins could be materially adversely affected.

The markets for automotive and mortgage financing, insurance, and reinsurance are highly competitive. The market for automotive financing has grown more competitive as more consumers are financing their vehicle purchases, primarily in North America and Europe. GMAC’s mortgage business faces significant competition from commercial banks, savings institutions, mortgage companies, and other financial institutions. GMAC’s insurance business faces significant competition from insurance carriers, reinsurers, third-party administrators, brokers, and other insurance-related companies. Many of GMAC’s competitors have substantial positions nationally or in the markets in which they operate. Some of GMAC’s competitors have lower cost structures and lower cost of capital and are less reliant on securitization and sale activities. GMAC faces significant competition in various areas, including product offerings, rates, pricing and fees, and customer service. If GMAC is unable to compete effectively in the markets in which it operates, GMAC’s profitability and financial condition could be negatively affected.

The markets for asset and mortgage securitizations and whole loan sales are competitive, and other issuers and originators could increase the amount of their issuances and sales. In addition, lenders and other investors within those markets often establish limits on their credit exposure to particular issuers, originators, and asset classes, or they may require higher returns to increase the amount of their exposure. Increased issuance by other participants in the market or decisions by investors to limit their credit exposure to — or to require a higher yield for — GMAC or to automotive or mortgage securitizations or whole loans, could negatively affect GMAC’s ability and that of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1A.	Risk Factors — (concluded)

GMAC’s subsidiaries to price its securitizations and whole loan sales at attractive rates. The result would be lower proceeds from these activities and lower profits for GMAC’s subsidiaries and GMAC.

* * * * * *

Item 1B.	Unresolved Staff Comments

None.

* * * * * *

Item 2.	Properties

GM has approximately 300 locations operating in approximately 35 states and approximately 175 cities in the United States. Of these, approximately 20 are engaged in the final assembly of GM cars and trucks, approximately 30 are service parts operations responsible for distribution or warehousing, and the remainder are offices or facilities involved primarily in testing vehicles or manufacturing automotive components and power products. In addition, the Corporation has approximately 25 locations in Canada, and assembly, manufacturing, distribution, or warehousing operations in approximately 50 other countries, including equity interests in associated companies which conduct assembly, manufacturing, or distribution operations. The major facilities outside the United States and Canada, which are principally vehicle manufacturing and assembly operations, are located in:

• Germany	• Australia	• China	• South Korea
• United Kingdom	• Sweden	• Thailand	• South Africa
• Brazil	• Belgium	• Argentina	• India
• Mexico	• Spain	• Poland

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

Item 3.	Legal Proceedings

The following section summarizes material pending legal proceedings to which the Corporation became, or was, a party during the year ended December 31, 2006, or after that date but before the filing of this report, other than ordinary routine litigation incidental to the business. GM and the other defendants affiliated with GM intend to defend all of the following actions vigorously.

Canadian Export Antitrust Class Actions

Seventy-nine purported class actions on behalf of all purchasers of new motor vehicles in the United States since January 1, 2001, have been filed in various state and federal courts against General Motors Corporation, General Motors of Canada Limited (GM Canada) and Ford, Daimler Chrysler, Toyota, Honda, Nissan, and BMW and their Canadian affiliates, the National Automobile Dealers Association, and the Canadian Automobile Dealers Association. The federal court actions have been consolidated for coordinated pretrial proceedings in federal court under the caption In re New Market Vehicle Canadian Export Antitrust Litigation Cases in the U.S. District Court for the District of Maine, and the more than 30 California cases have been consolidated in the California Superior Court in San Francisco County under the case captions Belch v. Toyota Corporation, et al. and Bell v. General Motors Corporation.

The nearly identical complaints alleged that the defendant manufacturers, aided by the association defendants, conspired among themselves and with their dealers to prevent the sale to U.S. citizens of vehicles produced for the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 3.	Legal Proceedings — (continued)

Canadian market and sold by dealers in Canada. The complaints alleged that new vehicle prices in Canada are 10% to 30% lower than those in the United States, and that preventing the sale of these vehicles to U.S. citizens resulted in the payment of supracompetitive prices by U.S. consumers. The complaints, as amended, sought injunctive relief under federal antitrust law and treble damages under federal and state antitrust laws, but did not specify damages. The complaints further alleged unjust enrichment and violations of state unfair trade practices act. On March 5, 2004, the U.S. District Court for the District of Maine issued a decision holding that the purported indirect purchaser classes failed to state a claim for damages but allowed a separate claim seeking to enjoin future alleged violations to continue. On March 10, 2006, the U.S. District Court for the District of Maine certified a nationwide class of buyers and lessees under Federal Rule 23(b)(2) solely for injunctive relief. General Motors and Nissan filed a motion to the United States Court of Appeals for the First Circuit to appeal this decision. The district court ruled that it will likely certify a class action for damages under various state law theories for six exemplar states under Federal Rule 23(b)(3) after further discovery to determine the proper scope of the classes. Plaintiffs subsequently moved for certification of damages classes for 17 additional states and have asked the court to certify the damages classes for the period from January 1, 2001 through April 30, 2003. General Motors intends to appeal any damages classes certified as class actions and anticipates that its appeal will be consolidated with the pending appeal of the class certification for injunctive relief described above.

* * * * * * *

Health Care Litigation

On October 18, 2005, the UAW and two hourly retirees filed UAW, et al. v. General Motors Corporation, a putative class action in the U.S. District Court for the Eastern District of Michigan on behalf of hourly retirees, spouses, and dependents, seeking to enjoin unilateral modifications by GM to hourly retiree health-care benefits, which was amended on October 31, 2005 to name additional putative class representatives. GM and the UAW announced a memorandum of understanding on October 29, 2005 that provided for a number of changes to health care coverage for both UAW represented active employees and UAW retirees. On December 22, 2005, the District Court certified the class and preliminarily approved the UAW Health Care Settlement Agreement, among GM, the UAW, and the putative class representatives. The court’s March 31, 2006 order approving the UAW Health Care Settlement Agreement, on a class-wide basis has been appealed to the U.S. Court of Appeals for the Sixth Circuit by a small number of individual objectors. The appeal has been fully briefed and is awaiting oral argument and final decision.

* * * * * * *

General Motors Securities Litigation

On September 19, 2005, Folksam Asset Management filed a purported class action complaint in the U.S. District Court for the Southern District of New York naming as defendants GM, GMAC, and GM’s Chairman and Chief Executive Officer G. Richard Wagoner, Jr., former Vice Chairman and Chief Financial Officer John Devine, Treasurer Walter Borst, and former Chief Accounting Officer Peter Bible, Folksam Asset Management, et al. v. General Motors Corporation, et al. Plaintiffs purported to bring the claim on behalf of purchasers of GM debt and/or equity securities during the period February 25, 2002 through March 16, 2005. The complaint alleges that defendants violated Section 10(b) and, with respect to the individual defendants, Section 20(a) of the Exchange Act. The complaint also alleged violations of Section 11, Section 12(a) and, with respect to the individual defendants, Section 15 of the Securities Act of 1933, as amended (Securities Act), in connection with certain registered debt offerings during the class period. In particular, the complaint alleged that GM’s cash flows during the class period were overstated based on the “reclassification” of certain cash items described in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. The reclassification involved cash flows relating to the financing of GMAC wholesale receivables from dealers that resulted in no net cash receipts and GM’s decision to revise Consolidated Statements of Net Cash for the years ended December 31, 2002 and 2003. The complaint also alleged misrepresentations relating to forward-looking statements of the Corporation’s 2005

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 3.	Legal Proceedings — (continued)

earnings forecast that were later revised significantly downward. In October 2005, a similar suit, asserting claims under the Exchange Act based on substantially the same factual allegations, was filed and subsequently consolidated with the Folksam case, Galliani, et al. v. General Motor Corporation, et al. The consolidated suit was recaptioned as In re General Motors Corporation Securities Litigation. Under the terms of the GMAC Transaction, GM is indemnifying GMAC in connection with these cases.

On November 18, 2005, plaintiffs in the Folksam case filed an amended complaint, which added several additional investors as plaintiffs, extended the end of the class period to November 9, 2005, and named as additional defendants three current and one former member of GM’s audit committee, as well as GM’s independent registered public accountants, Deloitte & Touche LLP. In addition to the claims asserted in the original complaint, the amended complaint added a claim against defendants Wagoner and Devine for rescission of their bonuses and incentive compensation during the class period. It also included further allegations regarding GM’s accounting for pension obligations, restatement of income for 2001, and financial results for the first and second quarters of 2005. Neither the original complaint nor the amended complaint specified the amount of damages sought, and defendants have no means to estimate damages the plaintiffs will seek based upon the limited information available in the complaint. The court’s provisional designations of lead plaintiff and lead counsel on January 17, 2006 were made final on February 6, 2006. Plaintiffs subsequently filed a second amended complaint, which added various underwriters as defendants.

Plaintiffs filed a third amended securities complaint in In re General Motors Corporation Securities and Derivative Litigation on August 15, 2006. (As explained below, certain shareholder derivative cases were consolidated with In re General Motors Corporation Securities Litigation for coordinated or consolidated pretrial proceedings and the caption was modified). The amended complaint in the GM securities litigation did not include claims against the underwriters previously named as defendants, alleged a proposed class period of April 13, 2000 through March 20, 2006, did not include the previously asserted claim for the rescission of incentive compensation against Mr. Wagoner and Mr. Devine, and contained additional factual allegations regarding GM’s restatements of financial information filed with its reports to the SEC for the years 2000 through 2005. On October 13, 2006, the GM defendants filed a motion to dismiss the amended complaint in the GM securities litigation. This motion remains pending before the Court. On December 14, 2006, plaintiffs filed a motion for leave to file a fourth amended complaint in the event the Court grants the GM defendants’ motion to dismiss. The GM defendants have opposed the motion for leave to file a fourth amended complaint.

Shareholder Derivative Suits

On November 10, 2005, Albert Stein filed a purported shareholder derivative action in the U.S. District Court for the Eastern District of Michigan, ostensibly on behalf of GM, against the members of the GM board of directors at that time, Stein v. Bowles, et al. The complaint alleged that defendants breached their fiduciary duties of due care, loyalty, and good faith by, among other things, causing GM to overstate its income (as reflected in the Corporation’s restatement of 2001 earnings and second quarter 2005 earnings) and exposing the Corporation to potential damages in SEC investigations and investor lawsuits. The suit sought damages based on defendants’ alleged breaches and an order requiring defendants to indemnify the Corporation for any future litigation losses. Plaintiffs claimed that demand on the GM board to bring suit itself (ordinarily a prerequisite to suit under Delaware law) was excused because it would be “futile.” The complaint did not specify the amount of damages sought, and defendants have no means to estimate damages the plaintiffs will seek based upon the limited information available in the complaint.

On December 15, 2005, Henry Gluckstern filed a purported shareholder derivative action in the U.S. District Court for the Eastern District of Michigan, ostensibly on behalf of GM, against the GM board of directors, Gluckstern v. Wagoner, et al. This suit was substantially identical to Stein v. Bowles, et al. Also on December 15, 2005, John Orr filed a substantially identical purported shareholder derivative action in the U.S. District Court for the Eastern District of Michigan, ostensibly on behalf of GM, against the GM board of directors, Orr v. Wagoner, et al.

On December 2, 2005, Sharon Bouth filed a similar purported shareholder derivative action in the Circuit Court of Wayne County, Michigan, ostensibly on behalf of GM, against the members of the GM board of directors and a GM officer not on the board, Bouth v. Barnevik, et al. The complaint alleged that defendants breached their

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 3.	Legal Proceedings — (continued)

fiduciary duties of due care, loyalty, and good faith by, among other things, causing GM to overstate its earnings and cash flow and improperly account for certain transactions and exposing GM to potential damages in SEC investigations and investor lawsuits. The suit sought damages based on defendants’ alleged breaches and an order requiring defendants to indemnify the Corporation for any future litigation losses. Plaintiffs claimed that demand on the GM board was excused because it would be “futile.” The complaint did not specify the amount of damages sought, and defendants have no means to estimate damages the plaintiffs will seek based upon the limited information available in the complaint.

On December 16, 2005, Robin Salisbury filed an action in the Circuit Court of Wayne County, Michigan substantially identical to the Bouth case described above, Salisbury v. Barnevik, et al. The Salisbury and Bouth cases have been consolidated and plaintiffs have stated they intend to file an amended consolidated complaint. The directors and the non-director officer named in these cases have not yet filed their responses to the Bouth and Salisbury complaints. On July 21, 2006, the Court stayed the proceedings in Bouth and Salisbury. In January 2007, the Court continued the stay until July 2007.

Plaintiffs filed an amended shareholder derivative complaint in In re General Motors Corporation Securities and Derivative Litigation on August 15, 2006. The amended complaint in the shareholder derivative litigation alleged that the board breached its fiduciary obligations by failing to oversee GM’s operations properly and prevent alleged improprieties in connection with GM’s accounting with regard to cash flows, pension-related liabilities and supplier credits. The defendants filed a motion to dismiss the amended complaint. On November 9, 2006, the Court granted the plaintiffs leave to file a second consolidated and amended derivative complaint, which adds allegations concerning recent changes to the GM bylaws and the resignation of Jerome B. York from the GM board of directors. The defendants have filed a motion to dismiss plaintiffs’ second consolidated and amended derivative complaint.

Consolidation of Securities and Shareholder Derivative Actions in the Eastern District of Michigan

On December 13, 2005, defendants in In re General Motors Corporation Securities Litigation (previously Folksam Asset Management v. General Motors Corporation, et al. and Galliani v. General Motors Corporation, et al.) and Stein v. Bowles, et al. filed a Motion with the Judicial Panel on Multidistrict Litigation to transfer and consolidate these cases for pretrial proceedings in the U.S. District Court for the Eastern District of Michigan.

On January 5, 2006, defendants submitted to the Judicial Panel on Multidistrict Litigation an Amended Motion seeking to add to their original Motion the Rosen, Gluckstern, and Orr cases for consolidated pretrial proceedings in the U.S. District Court for the Eastern District of Michigan. On April 17, 2006, the Judicial Panel on Multidistrict Litigation entered an order transferring In re General Motors Corporation Securities Litigation to the U.S. District Court for the Eastern District of Michigan for coordinated or consolidated pretrial proceedings with Stein v. Bowles, et al.; Rosen, et al. v. General Motors Corp., et al.; Gluckstern v. Wagoner, et al.; and Orr v. Wagoner, et al. (While the motion was pending, plaintiffs voluntarily dismissed Rosen.) The case is now captioned as In re General Motors Corporation Securities and Derivative Litigation.

The securities and shareholder derivative cases described above are in preliminary phases. No determination has been made that the securities cases can be maintained as class actions or that the shareholder derivative actions can proceed without making a demand in accordance with Delaware law that the GM board bring the actions. As a result, the scope of the actions and whether they will be permitted to proceed is uncertain.

* * * * * * *

GMAC Bondholder Class Actions

On November 29, 2005, Stanley Zielezienski filed a purported class action, Zielezienski, et al. v. General Motors Corporation, et al. The action was filed in the Circuit Court for Palm Beach County, Florida, against GM, GMAC, GM’s Chairman and Chief Executive Officer G. Richard Wagoner, Jr., GMAC’s Chairman Eric A. Feldstein, and certain GM and GMAC officers, namely, William F. Muir, Linda K. Zukauckas, Richard J.S. Clout, John E. Gibson, W. Allen Reed, Walter G. Borst, John M. Devine, and Gary L. Cowger. The action also named

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 3.	Legal Proceedings — (continued)

certain underwriters of GMAC debt securities as defendants. The complaint alleged that defendants violated Section 11 of the Securities Act, and with respect to all defendants except GM, Section 12(a)(2) of the Securities Act. The complaint also alleges that GM violated Section 15 of the Securities Act. In particular, the complaint alleged material misrepresentations in certain GMAC financial statements incorporated by reference with GMAC’s Registration Statement on Form S-3 and Prospectus filed in 2003. More specifically, the complaint alleged material misrepresentations in connection with the offering for sale of GMAC SmartNotes in certain GMAC financial statements contained in GMAC’s Forms 10-Q for the quarterly periods ended in March 31, 2004 and June 30, 2004 and the Form 8-K which disclosed financial results for the quarterly period ended in September 30, 2004, were materially false and misleading as evidenced by GMAC’s 2005 restatement of these quarterly results. In December 2005, plaintiff filed an amended complaint making substantially the same allegations as were in the previous filing with respect to additional debt securities issued by GMAC during the period from April 23, 2004 to March 14, 2005 and adding approximately 60 additional underwriters as defendants. The complaint did not specify the amount of damages sought, and defendants have no means to estimate damages the plaintiffs will seek based upon the limited information available in the complaint. On January 6, 2006, the defendants named in the original complaint removed this case to the U.S. District Court for the Southern District of Florida, and on April 3, 2006, that court transferred the case to the U.S. District Court for the Eastern District of Michigan.

On December 28, 2005, J&R Marketing, SEP, filed a purported class action, J&R Marketing, et al. v. General Motors Corporation, et al. The action was filed in the Circuit Court for Wayne County, Michigan, against GM, GMAC, Eric Feldstein, William F. Muir, Linda K. Zukauckas, Richard J.S. Clout, John E. Gibson, W. Allen Reed, Walter G. Borst, John M. Devine, Gary L. Cowger, G. Richard Wagoner, Jr., and several underwriters of GMAC debt securities. Similar to the original complaint filed in the Zielezienski case described above, the complaint alleged claims under Sections 11, 12(a), and 15 of the Securities Act based on alleged material misrepresentations or omissions in the registration statements for GMAC SmartNotes purchased between September 30, 2003 and March 16, 2005. The complaint alleged inadequate disclosure of GM’s financial condition and performance as well as issues arising from GMAC’s 2005 restatement of quarterly results for the three quarters ended September 30, 2005. The complaint did not specify the amount of damages sought, and defendants have no means to estimate damages the plaintiffs will seek based upon the limited information available in the complaint. On January 13, 2006, defendants removed this case to the U.S. District Court for the Eastern District of Michigan.

On February 17, 2006, Alex Mager filed a purported class action, Mager v. General Motors Corporation, et al.  The action was filed in the U.S. District Court for the Eastern District of Michigan and was substantively identical to the J&R Marketing case described above. On February 24, 2006, J&R Marketing filed a motion to consolidate the Mager case with its case (discussed above) and for appointment as lead plaintiff and the appointment of lead counsel. On March 8, 2006, the court entered an order consolidating the two cases and subsequently consolidated those cases with the Zielezienski case described above. Lead plaintiffs’ counsel has been appointed, and on July 28, 2006, plaintiffs filed a Consolidated Amended Complaint, differing mainly from the initial complaints by asserting claims for GMAC debt securities purchased during a different time period, of July 28, 2003 through November 9, 2005, and adding additional underwriter defendants. On August 28, 2006, the underwriter defendants were dismissed without prejudice. The GM and GMAC defendants filed a motion to dismiss the amended complaint. No determination has been made that the case may be maintained as a class action.

On February 27, 2007, the district court in the consolidated case captioned J&R Marketing issued an opinion granting defendants’ motion to dismiss, and dismissing plaintiffs’ complaint. Under the terms of the GMAC Transaction, GM is indemnifying GMAC in connection with these cases.

* * * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 3.	Legal Proceedings — (continued)

ERISA Class Actions

In May 2005, the U.S. District Court for the Eastern District of Michigan consolidated three related purported class actions brought under ERISA against GM and other named defendants who are alleged to be fiduciaries of the GM stock purchase programs and personal savings plans for salaried and hourly employees, under the case caption In re General Motors Corporation ERISA Litigation. In June 2005, plaintiffs filed a consolidated class action complaint against GM, the Investment Funds Committee of the GM board, its individual members, GM’s Chairman and Chief Executive Officer, members of GM’s Employee Benefits Committee during the putative class period, GM’s wholly owned subsidiary General Motors Investment Management Corporation (GMIMCo), and State Street Bank (State Street). The complaint alleged that the GM defendants breached their fiduciary duties to plan participants by, among other things, investing their assets, or offering them the option of investing, in GM stock on the ground that it was not a prudent investment. Plaintiffs purported to bring these claims on behalf of all persons who were participants in or beneficiaries of the plans from March 18, 1999 to the present, and sought to recover losses allegedly suffered by the plans. The complaint did not specify the amount of damages sought, and defendants have no means at this time to estimate damages the plaintiffs will seek based upon the limited information available in the complaint. On July 17, 2006, plaintiffs filed a First Amended Consolidated Class Action Complaint, which principally added allegations about GM’s restated earnings and reclassification of cash flows, but which did not name any additional defendants or assert any new claims. On August 24, 2006, the GM defendants filed a motion to dismiss the amended complaint. No determination has been made that the case may be maintained as a class action.

In addition, GMIMCo is one of numerous defendants in several purported class action lawsuits filed in March and April 2005 in the U.S. District Court for the Eastern District of Michigan, alleging violations of ERISA with respect to the Delphi company stock plans for salaried and hourly employees. The cases have been consolidated under the case caption In re Delphi ERISA Litigation in the Eastern District of Michigan for coordinated pretrial proceedings with other Delphi stockholder lawsuits in which GMIMCo is not named as a defendant. On March 3, 2006, the lead plaintiffs appointed by the court filed a consolidated amended class action complaint alleging that from May 28, 1999 to November 1, 2005, GMIMCo, a named fiduciary of the Delphi plans, breached its fiduciary duties to plan participants by allowing them to invest in the Delphi Common Stock Fund when it was imprudent to do so, failing to monitor State Street, the entity appointed by GMIMCo to serve as investment manager for the Delphi Common Stock Fund, and by knowingly participating in, enabling, or failing to remedy breaches of fiduciary duty by other defendants. GMIMCo filed a motion to dismiss the consolidated amended complaint on April 4, 2006. No determination has been made that a class action can be maintained against GMIMCo, and there have been no decisions on the merits of the claims.

On March 8, 2007, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of New York captioned Young, et al. v. General Motors Investment Management Corporation, et al. The case, brought by four plaintiffs who are alleged to be participants in the General Motors Savings-Stock Purchase Program for Salaried Employees and the General Motors Personal Savings Plan for Hourly-Rate Employees, purports to bring claims on behalf of all participants in these two plans as well as participants in the General Motors Income Security Plan for Hourly-Rate Employees and the Saturn Individual Savings Plan for Represented Members against GMIMCo and State Street. The complaint alleges that GMIMCo and State Street breached their fiduciary duties to plan participants by allowing participants to invest in five different funds that held primarily the equity of a single company: the EDS Fund, the DIRECTV Fund, the News Corp. Fund, the Raytheon Fund, and the Delphi Fund, all of which plaintiffs allege were imprudent investments because of their inherent risk and poor performance relative to more prudent investment alternatives. The complaint also alleges that GMIMCo breached its fiduciary duties to plan participants by allowing participants to invest in mutual funds offered by FMR Corp. under the Fidelity brand name. Plaintiffs allege that by investing in these funds, participants paid excessive fees and costs that they would not have incurred had they invested in more prudent investment alternatives. The complaint seeks a declaration that defendants have breached their fiduciary duties, an order requiring defendants to compensate the plans for their losses resulting from their breaches of fiduciary duties, the removal of defendants as fiduciaries, an injunction

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 3.	Legal Proceedings — (continued)

against further breaches of fiduciary duties, other unspecified equitable and monetary relief, and attorneys fees and costs. No determination has been made that the case may be maintained as a class action.

* * * * * * *

Hughes Split-Off Class Actions

On April 11 and 15, 2003, two purported class actions, Matcovsky, et al., v. Hughes Electronics Corporation, et al. and Brody v. Hughes Electronics Corporation, et al., were filed in Superior Court in Los Angeles, California, against Hughes, GM and the directors of Hughes Electronics Corporation (Hughes) and GM. These cases were consolidated in state court in Los Angeles, and plaintiffs in both cases have filed consolidated complaints.

The cases, which seek unspecified damages, alleged that the transactions involving News Corp.’s acquisition of a 34% interest in Hughes provided benefits to GM not available to all holders of the former class of GM Class H common stock, in violation of fiduciary duties. The Superior Court has dismissed all claims against directors without any connection to California for lack of personal jurisdiction and stayed the consolidated case pending a ruling on the motion to dismiss a similar complaint filed in Delaware Chancery Court. In March 2006, the Delaware Supreme Court affirmed the dismissal of the Delaware complaint.

* * * * * * *

Asbestos Litigation

Like most automobile manufacturers, GM has been subject in recent years to asbestos-related claims. GM has used some products which incorporated small amounts of encapsulated asbestos. These products, generally brake linings, are known as asbestos-containing friction products. There is a significant body of scientific data demonstrating that these asbestos-containing friction products are not unsafe and do not create an increased risk of asbestos-related disease. GM believes that the use of asbestos in these products was appropriate. A number of the claims are filed against GM by automotive mechanics and their relatives seeking recovery based on their alleged exposure to the small amount of asbestos used in brake components. These claims generally identify numerous other potential sources for the claimant’s alleged exposure to asbestos that do not involve GM or asbestos-containing friction products, and many of these other potential sources would place users at much greater risk. Most of these claimants do not have an asbestos-related illness and may never develop one. This is consistent with the experience reported by other automotive manufacturers and other end users of asbestos.

Two other types of claims related to alleged asbestos exposure that are asserted against GM — locomotive and premises — represent a significantly lower exposure to liability than the automotive friction product claims. GM sold its locomotive manufacturing business in 2005. Like other locomotive manufacturers, GM used a limited amount of asbestos in locomotive brakes and in the insulation used in some locomotives. These uses have been the basis of lawsuits filed against GM by railroad workers seeking relief based on their alleged exposure to asbestos. These claims generally identify numerous other potential sources for the claimant’s alleged exposure to asbestos that do not involve GM or locomotives. Many of these claimants do not have an asbestos-related illness and may never develop one. Moreover, the West Virginia and Ohio supreme courts have ruled that Federal law preempts asbestos tort claims asserted on behalf of railroad workers. Such preemption means that Federal law eliminates the possibility that railroad workers could maintain state law claims against GM. In addition, a relatively small number of claims are brought by contractors who are seeking recovery based on alleged exposure to asbestos-containing products while working on premises owned by GM. These claims generally identify numerous other potential sources for the claimant’s alleged exposure to asbestos that do not involve GM.

While GM has resolved many of its asbestos claims and continues to do so for strategic litigation reasons, such as avoiding defense costs and possible exposure to excessive verdicts, management believes that only a small portion of these claimants have or will ever develop an asbestos-related impairment.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 3.	Legal Proceedings — (concluded)

The amount expended in defense of asbestos claims in any year depends on the number of claims filed, the amount of pretrial proceedings, and the number of trials and settlements during the period. GM’s expenditures related to asbestos claims, including both defense costs and payments to claimants, have declined over the past several years.

* * * * * * *

John Evans and Evans Cooling System v. General Motors

Plaintiffs John Evans and Evans Cooling Systems, Inc. commenced litigation in Connecticut state court against GM in January 1994 by filing separate suits for patent infringement and trade secret misappropriation. In the patent case, summary judgment for GM was affirmed on appeal. In 2003, the presiding judge ruled in favor of GM in the trade secret case, and plaintiffs appealed. On March 15, 2006, the Connecticut Supreme Court reversed and remanded to the trial court for a jury trial. The plaintiffs have expanded their claims for the new trial to include a subsequent generation of engines, used in a wide variety of GM vehicles. Plaintiffs seek relief in excess of $12 billion.

* * * * * * *

Coolant System Class Action Litigation

GM has been named as the defendant in 21 putative class actions in various federal and state courts in the United States alleging defects in the engine cooling systems in GM vehicles; 14 cases are still pending in U.S. courts including six cases that have been consolidated, either finally or conditionally, for pre-trial proceedings in a multi-district proceeding in the United States District Court for the Southern District of Illinois. State courts in California and Michigan have denied motions to certify cases for class treatment. Most recently, in an opinion dated February 16, 2007, certification of a multi-state class was denied in the Federal multi-district proceeding on the grounds that individual issues predominate over common questions. However, in Gutzler v. General Motors Corporation, the Circuit Court of Jackson County, Missouri certified an “issues” class in January 2006 comprised of “all consumers who purchased or leased a GM vehicle in Missouri that was factory-equipped with “Dex-Cool” coolant, which was included as original equipment in GM vehicles manufactured since 1995. The Court also certified two sub-classes comprised of i) class members who purchased or leased a vehicle with a 4.3-liter engine, and ii) class members who purchased or leased a vehicle with a 3.1, 3.4, or 3.8-liter engine. The Gutzler court’s order provided for addressing specific issues on a class basis, including the extent of GM’s warranty on coolant and whether GM’s coolant is incompatible with other vehicle components. Trial on these issues is now scheduled for November 2007.

Kenneth Stewart v. General Motors of Canada Limited and General Motors Corporation, a complaint filed in the Superior Court of Ontario dated April 24, 2006, alleged a class action covering Canadian residents, except residents of British Columbia and Quebec, who purchased 1995 to 2003 GM vehicles with 3.1, 3.4, 3.8, and 4.3 liter engines. Plaintiff alleged that defects in the engine cooling systems allow coolant to leak into the engine and cause engine damage. The complaint alleged violation of the Business Practices and Competition Acts and sought alleged benefits received as a result of failure to warn and negligence, compensatory damages, punitive damages, fees, and costs. Similar complaints (some involving 2004 vehicles as well) have been filed in 17 putative class actions against GM and GM Canada, in ten provinces. Class certification has not been approved in any of these cases, and all have been stayed on the agreement of counsel pending the outcome of the class certification hearing in Stewart, which is scheduled for December 2007.

* * * * * * *

Item 4.	Submission of Matters to a Vote of Security Holders

None

* * * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 4A.  Executive Officers of the Registrant

The names and ages, as of March 1, 2007, of all executive officers of GM and their positions and offices with GM are as follows:

Name and (Age)	Positions and Offices

G. Richard Wagoner, Jr. (54)	Chairman and Chief Executive Officer
Frederick A. Henderson (48)	Vice Chairman and Chief Financial Officer
Robert A. Lutz (75)	Vice Chairman, Global Product Development
Thomas A. Gottschalk (64)	Executive Vice President, Law and Public Policy
Bo I. Andersson (51)	Vice President, Global Purchasing and Supply Chain
Kathleen S. Barclay (51)	Vice President, Global Human Resources
Walter G. Borst (45)	Treasurer
Lawrence D. Burns (55)	Vice President, Research & Development and Strategic Planning
Troy A. Clarke (51)	Group Vice President and President, North America
Gary L. Cowger (59)	Group Vice President, Global Manufacturing and Labor Relations
Nicholas S. Cyprus (53)	Controller and Chief Accounting Officer
Carl-Peter Forster (52)	Group Vice President and President, GM Europe
Steven J. Harris (61)	Vice President, Global Communications
Maureen Kempston-Darkes (58)	Group Vice President and President, GM Latin America, Africa and Middle East
Robert S. Osborne (52)	Group Vice President and General Counsel
David N. Reilly (57)	Group Vice President and President, GM Asia Pacific
Thomas G. Stephens (58)	Group Vice President, GM Powertrain
Ralph J. Szygenda (58)	Group Vice President and Chief Information Officer

There are no family relationships, as defined in Item 401 of Regulation S-K, between any of the officers named above, and there is no arrangement or understanding between any of the officers named above and any other person pursuant to which he or she was selected as an officer. Each of the officers named above was elected by the board of directors or a committee of the board to hold office until the next annual election of officers and until his or her successor is elected and qualified or until his or her earlier resignation or removal. The board of directors elects the officers immediately following each annual meeting of the stockholders and may appoint other officers between annual meetings.

G. Richard Wagoner, Jr. has been associated with General Motors since 1977. In October 1998, he was elected a director and President and Chief Operating Officer of General Motors. On June 1, 2000, Mr. Wagoner was named Chief Executive Officer and became Chairman of the Board of Directors on May 1, 2003. He is currently a director of GMAC.

Frederick A. Henderson became Vice Chairman and Chief Financial Officer for General Motors on January 1, 2006. Prior to his promotion, Mr. Henderson was a GM Group Vice President and Chairman of GME. Mr. Henderson has been associated with General Motors since 1984. He was named GM Group Vice President and President of GMAP effective January 1, 2002. Effective June 1, 2004, he was appointed Group Vice President and Chairman of GME. He is currently a director of GMAC.

Robert A. Lutz was named Vice Chairman, Product Development of General Motors, effective September 1, 2001. He was named Chairman of GMNA on November 13, 2001, and served in that capacity until April 4, 2005, when he assumed responsibility for Global Product Development. He also served as president of GME on an interim basis from March to June 2004.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 4A.  Executive Officers of the Registrant — (continued)

Thomas A. Gottschalk is Executive Vice President, Law and Public Policy. He has been associated with General Motors since 1994. He previously held the position of Senior Vice President and General Counsel. He was elected to the position of Executive Vice President of General Motors with primary responsibility for Law and Public Policy on May 25, 2001 and served as General Counsel until September 1, 2006.

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

Troy A. Clarke joined General Motors in 1973. He was appointed Group Vice President and President, GMNA in July 2006. He was named Group Vice President and Executive Vice President, GMAP on February 4, 2004, and President of GMAP, effective June 1, 2004. Mr. Clarke was named GM Group Vice President of Manufacturing and Labor Relations in June 2002, and had been Vice President of Labor Relations since January 2001.

Gary L. Cowger was appointed Group Vice President, Global Manufacturing and Labor Relations in April 2005 and had previously been GM Group Vice President and President, GMNA since November 13, 2001. He has been associated with General Motors since 1965. Mr. Cowger became Group Vice President in charge of GM Manufacturing and Labor Relations on January 1, 2001.

Nicholas S. Cyprus joined General Motors as Controller and Chief Accounting Officer in December 2006. Mr. Cyprus was Senior Vice President, Controller and Chief Accounting Officer for the Interpublic Group of Companies from May 2004 to March 2006. Prior to that, he was Vice President, Controller and Chief Accounting Officer from 1999 to 2004 at AT&T Corporation.

Carl-Peter Forster has been GM Vice President and President, GME since June 2004 and was appointed GM Group Vice President and President, GME effective January 1, 2006. He has been chairman of the Opel Supervisory Board since June 2004 and chairman of Saab since April 2005. Mr. Forster was Chairman and Managing Director of Adam Opel AG from April 2001, and before that date he was responsible for vehicle development projects for BMW AG.

Steven J. Harris was elected General Motors Vice President, Global Communications February 1, 2006, when he returned to the Corporation from retirement. He previously served as Vice President of GM Communications from 1999 until his retirement on January 1, 2004.

Maureen Kempston-Darkes has been associated with General Motors since 1975. She was named GM Group Vice President and President, GMLAAM effective January 1, 2002. She was president and general manager of GM Canada and Vice President of General Motors Corporation, from 1994 to 2001. She is a member of the board of directors of Thomson Corporation and the Canadian National Railway.

Robert S. Osborne joined General Motors as Group Vice President and General Counsel in September 2006. Prior to joining GM, he had been a senior partner in the law firm of Jenner & Block since 2002. He is also responsible for the Office of the Secretary and the Office of Export Compliance.

David N. Reilly was appointed Group Vice President and President, GMAP in July 2006 and had previously been President and Chief Executive Officer of GM Daewoo after leading GM’s transition team in the formation of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 4A.	Executive Officers of the Registrant — (concluded)

GM Daewoo beginning in January 2002. Mr. Reilly joined General Motors in 1975 and served as Vice President — GM Europe for Sales, Marketing, and Aftersales beginning in 2001.

In December 2006, Mr. Reilly was charged with regard to certain alleged violations of South Korean labor laws. The criminal charges are based on the alleged illegal engagement of certain workers employed by an outsourcing agency in production activities at GM Daewoo, in which GM owns a majority interest. The charges were filed against Mr. Reilly in his capacity as the most senior GM executive in South Korea and the company’s Representative Director, who under South Korean law is the most senior member of management of a stock corporation, and is the person typically named as the individual respondent or defendant in any legal action brought against such company. These charges constitute a criminal offense under the laws of South Korea but would not constitute a criminal offense in the United States. Mr. Reilly has filed a formal request for trial to defend against the charges.

Thomas G. Stephens is the Group Vice President responsible for GM Powertrain. He joined General Motors in 1969 and was named Group Vice President for GM Powertrain in 2001.

Ralph J. Szygenda was named Group Vice President and Chief Information Officer on January 7, 2000. Mr. Szygenda is a member of the board of directors of the Handleman Company. He has been associated with GM since 1996.

* * * * * * *

PART II
GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

General Motors lists its common stock on the stock exchanges specified on the cover page of this Annual Report on Form 10-K under the trading symbol “GM”.

As of December 31, 2006, there were 364,408 holders of record of GM’s $1 2/3 par value common stock. As of December 31, 2005, there were 384,375 holders of record of GM’s $1 2/3 par value common stock. The following table sets forth the high and low sale prices of GM’s $1 2/3 par value common stock and the quarterly dividends declared for the last two years.

		2006 Quarters
		1st	2nd	3rd	4th

Cash dividends per share of common stock $1 2/3 par value		$0.25	$0.25	$0.25	$0.25
Price range of common stock $1 2/3 par value(1):	High	$24.60	$30.56	$33.64	$36.56
	Low	$18.47	$19.00	$27.12	$28.49

		2005 Quarters
		1st	2nd	3rd	4th

Cash dividends per share of common stock $1 2/3 par value		$0.50	$0.50	$0.50	$0.50
Price range of common stock $1 2/3 par value(1):	High	$40.80	$36.65	$37.70	$31.50
	Low	$27.98	$24.67	$30.21	$18.33

(1)	New York Stock Exchange composite interday prices as listed in the price history database available at www.NYSEnet.com.

On February 6, 2007, GM’s board of directors declared a quarterly cash dividend of $0.25 per share for the first quarter of 2007. GM’s dividend policy is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are described further in Note 25 to the Consolidated Financial Statements in Part II.

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted Average	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance Under
	Outstanding Options,	Outstanding Options,	Equity Compensation
Plan Category	Warrants and Rights	Warrants and Rights	Plans(1)

Equity compensation plans approved by security holders:
General Motors Amended Stock Incentive Plan (GMSIP)	81,655,178	$52.41	4,885,385
Equity compensation plans not approved by security holders(2):
General Motors 1998 Salaried Stock Option Plan (GMSSOP)	26,583,895	$55.23	—

Total	108,239,073	$53.10	4,885,385

(1)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options, warrants and rights.”

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities — (concluded)

(2)	All equity compensation plans except the GMSSOP were approved by the stockholders. The GMSSOP was adopted by the board of directors in 1998 and expires December 31, 2007. The purpose of the plans is to recognize the importance and contribution of GM employees in the creation of stockholder value, to further align compensation with business success, and to provide employees with the opportunity for long-term capital accumulation through the grant of options to acquire shares of GM’s common stock.

Purchases of Equity Securities

GM made no purchases of GM $1 2/3 par value common stock during the three months ended December 31, 2006.

* * * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 6.	Selected Financial Data

	Years Ended December 31,
	2006	2005		2004		2003		2002
		Previously		Previously		Previously		Previously
	Reported	Reported	Restated(1)	Reported	Restated(1)	Reported	Restated(1)	Reported	Restated(1)
	(Dollars in millions except per share amounts)

Total net sales and revenues(2)	$207,349	$191,184	$194,655	$191,909	$195,351	$183,255	$186,065	$176,723	$179,292

Income (loss) from continuing operations	$(1,978)	$(10,458)	$(10,308)	$2,804	$2,701	$2,899	$2,565	$1,813	$1,974
(Loss) from discontinued operations(3)	—	—	—	—	—	(219)	(219)	(239)	(239)
Gain from sale of discontinued operations(3)	—	—	—	—	—	1,179	1,179	—	—
Cumulative effect of a change in accounting principle(4)	—	(109)	(109)	—	—	—	—	—	—

Net income (loss)(5)	$(1,978)	$(10,567)	$(10,417)	$2,804	$2,701	$3,859	$3,525	$1,574	$1,735

$1 2/3 par value common stock
Basic earnings (loss) per share from continuing operations before cumulative effect of accounting change	$(3.50)	$(18.50)	$(18.23)	$4.97	$4.78	$5.17	$4.57	$3.24	$3.52
Basic earnings (loss) per share from discontinued operations(3)	—	—	—	—	—	2.14	2.14	(0.16)	(0.16)
Basic (loss) per share from cumulative effect of a change in accounting principle(4)	—	(0.19)	(0.19)	—	—	—	—	—	—

Basic earnings per share	$(3.50)	$(18.69)	$(18.42)	$4.97	$4.78	$7.31	$6.71	$3.08	$3.36

Diluted earnings (loss) per share from continuing operations before cumulative effect of accounting change	$(3.50)	$(18.50)	$(18.23)	$4.94	$4.76	$5.09	$4.51	$3.23	$3.51
Diluted earnings (loss) per share from discontinued operations(3)	—	—	—	—	—	2.11	2.11	(0.16)	(0.16)
Diluted (loss) per share from cumulative effect of accounting change(4)	—	(0.19)	(0.19)	—	—	—	—	—	—

Diluted earnings per share	$(3.50)	$(18.69)	$(18.42)	$4.94	$4.76	$7.20	$6.62	$3.07	$3.35

GM’s Class H common stock(3)
Basic earnings (loss) per share from discontinued operations	—	—	—	—	—	$(0.22)	$(0.22)	$(0.21)	$(0.21)
Diluted earnings (loss) per share from discontinued operations	—	—	—	—	—	$(0.22)	$(0.22)	$(0.21)	$(0.21)
Cash dividends declared per share(6)	$1.00	$2.00	$2.00	$2.00	$2.00	$2.00	$2.00	$2.00	$2.00
Total assets(7)	$186,192	$476,078	$474,156	$479,921	$480,660	$448,819	$448,813	$369,346	$369,531
Notes and loans payable(7)	$48,171	$285,750	$287,715	$300,279	$301,965	$271,756	$273,250	$200,168	$201,093
Stockholders’ equity (deficit)(8)	$(5,441)	$14,597	$14,653	$27,360	$27,880	$24,903	$24,876	$6,412	$6,637

Certain prior period amounts have been reclassified in the consolidated statements of operations to conform to the current year presentation.

(1)	As previously disclosed in Current Reports on Forms 8-K filed February 16, 2007 and January 26, 2007, GM has restated its consolidated financial statements and financial information to correct its accounting for certain derivative instruments and deferred income taxes. In addition, GM has recorded other accounting adjustments that were previously not recorded in the proper period. Refer to Note 2 to the Consolidated Financial Statements

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 6.	Selected Financial Data (concluded)

for further information relating to the restatement. The following table sets forth a reconciliation of previously reported and restated net income (loss) and retained earnings as of the dates and for the periods shown.

	Net Income (Loss)				Retained Earnings
	2005	2004	2003	2002	at January 1, 2002

Previously reported	$(10,567)	$2,804	$3,859	$1,574	$9,223
Pre-tax adjustments:
Derivatives and hedge accounting	89	(40)	(213)	545	(335)
Other out-of-period	118	(272)	(263)	(138)	(339)

Total pre-tax adjustments	207	(312)	(476)	407	(674)
Tax effects — provision/(benefit)	22	(207)	(202)	168	(119)

Total of above adjustments, net of tax	185	(105)	(274)	239	(555)

Deferred income taxes adjustments	(35)	2	(60)	(78)	1,280

Net after-tax adjustments	150	(103)	(334)	161	725

Restated	$(10,417)	$2,701	$3,525	$1,735	$9,948

(2)	To comply with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, in 2006 GM reclassified shipping and handling costs incurred to transport product to its customers. This reclassification increased Automotive sales and Automotive cost of sales for the 2005, 2004, 2003, and 2002 years in the amount of $3.6 billion, $3.6 billion, $3.1 billion, and $2.8 billion, respectively. The reclassification did not impact net income (loss), or earnings (loss) per share.

(3)	Effective December 22, 2003, GM split off Hughes by distributing Hughes common stock to the holders of GM Class H common stock in exchange for all outstanding shares of GM Class H common stock. Simultaneously, GM sold its 19.8% retained economic interest in Hughes to News Corporation in exchange for cash and News Corporation Preferred American Depository Shares. All shares of GM Class H common stock were then cancelled. GM recorded a net gain of $1.2 billion from the sale in 2003, and net losses from discontinued operations of Hughes were $219 million and $239 million in 2003 and 2002, respectively.

(4)	As of December 31, 2005, GM recorded an asset retirement obligation of $181 million in accordance with the requirements of FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations.” The cumulative effect on net loss, net of related income tax effects, of recording the asset retirement obligations was $109 million or $0.19 per share on a diluted basis.

(5)	Effective January 1, 2003, GM began expensing the fair market value of newly granted stock options and other stock-based compensation awards issued to employees to conform to SFAS No. 123, “Accounting for Stock-Based Compensation.” Effective July 1, 2003, GM began consolidating certain variable interest entities to conform to FIN 46(R), “Consolidation of Variable Interest Entities.”

(6)	In February 2006, GM’s board of directors reduced the quarterly dividend on common stock from $0.50 per share to $0.25 per share.

(7)	In November 2006, GM sold a 51% controlling ownership interest in GMAC, resulting in a significant decrease in total consolidated assets and notes and loans payable.

(8)	As of December 31, 2006, GM recognized the funded status of its benefit plans on its consolidated balance sheet with an offsetting adjustment to accumulated other comprehensive income (loss) in stockholders’ equity (deficit) of $16.9 billion in accordance with the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

* * * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

GM is primarily engaged in the worldwide development, production, and marketing of automobiles, consisting of cars and trucks. GM develops, manufactures, and markets vehicles worldwide through four automotive regions: GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP) (collectively Automotive business). Also, GM’s finance and insurance operations are primarily conducted through GMAC, the successor to General Motors Acceptance Corporation, a wholly owned subsidiary until the GMAC Transaction at the end of November 2006 when GM sold a 51% controlling ownership interest in GMAC to a consortium of investors. After the GMAC Transaction, GM has accounted for its 49% ownership interest in GMAC using the equity method. GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential mortgage services, automobile service contracts, personal automobile insurance coverage, and selected commercial insurance coverage.

From time to time, GM discusses issues of shared interest such as possible transactions with other parties, including other vehicle manufacturers. Frequently these proposals do not come to fruition. We do not confirm or comment on any potential transactions or other matters unless and until we determine that disclosure is appropriate.

Automotive Industry

In 2006, the global automotive industry continued to show strong sales and revenue growth. Global industry vehicle sales to retail and fleet customers were 67.5 million units in 2006, representing a 4% increase over 2005. We expect industry sales to be approximately 69 million units in 2007. Over the past five years, the global automotive industry has experienced consistent year-to-year increases, growing approximately 17.7% from 2001 to 2006. Overall revenue growth for the industry has averaged approximately 6% per year over the last decade. Much of this growth is attributable to demand in emerging markets, such as China, where industry vehicle unit sales increased 25.8% to 7.4 million units in 2006, from 5.9 million units in 2005.

GM’s worldwide vehicle sales for 2006 were 9.1 million units compared to 9.2 million units in 2005. Vehicle unit sales increased for GME, GMLAAM, and GMAP and declined for GMNA. GM’s global market share in 2006 was 13.5% compared to 14.1% in 2005. Market share increased in 2006 compared to 2005 from 16.8% to 17% for GMLAAM and from 5.8% to 6.4% for GMAP, and declined over the same period from 25.5% to 23.8% for GMNA and from 9.4% to 9.2% for GME.

Competition and factors such as commodity and energy prices and currency exchange continued to exert pricing pressure in the global automotive market in 2006. We expect competition to increase over the next few years due primarily to aggressive investment by manufacturers in established markets in the United States and Western Europe and the presence of local manufacturers in key emerging markets such as China and India.

Commodity price increases, particularly for aluminum, copper, precious metals, and resins, have contributed to substantial cost pressures in the industry for vehicle manufacturers as well as suppliers. In addition, the historically low value of the yen against the U.S. dollar has benefited Japanese manufacturers exporting vehicles or components to the United States. Due in part to these pressures, industry pricing for comparably equipped products has continued to decline in most major markets. In the United States, actual prices for vehicles with similar content have declined at an accelerating pace over the last decade. We expect that this challenging pricing environment will continue for the foreseeable future.

Financial Results

GM’s consolidated net sales and revenues grew to $207.3 billion in 2006 from $194.7 billion in 2005. GM incurred a consolidated net loss of $2.0 billion, compared to a net loss of $10.4 billion in 2005. The improvement in revenues and reduction in net loss was a result of improved automotive business performance primarily driven by higher revenues and a reduced loss at GMNA due to the favorable impact of the GMNA turnaround plan. GMAC net income on a GM consolidated basis was $2.2 billion in 2006 and $2.3 billion in 2005.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Financial Results (concluded)

GM’s results of operations in 2006 were most significantly affected by the following strategy, trends, and significant events:

Strategy

As in 2006, our top priorities continue to be improving our business in North America and achieving global competitiveness in an increasingly global environment, thus positioning GM for sustained profitability and growth in the long term, while at the same time maintaining strong liquidity.

Our growth and profitability priorities for 2007 are straightforward:

•	Continue to execute the North America turnaround plan;

•	Grow aggressively in emerging markets;

•	Continue to drive the benefits of managing the business globally;

•	Continue development and implementation of GM’s advanced propulsion strategy; and

•	Improve business results.

Continue to execute the North America turnaround plan

Our first priority in 2007 is improving our earnings and cash flow, particularly in GMNA, the traditional core of our operations and financial results. We are systematically and aggressively implementing our turnaround plan for GMNA to return these vital operations to profitability and positive cash flow as soon as possible. This plan is built on four elements, described more fully below in “Key Factors Affecting Future and Current Results — Turnaround Plan”:

•	Product Excellence

•	Revitalize Sales and Marketing Strategy

•	Accelerate Cost Reductions and Quality Improvements; and

•	Address Health Care/Legacy Cost Burden

The 2006 year-end results show that we are continuing to make progress toward stabilizing our business in North America, although additional work will be required to fully implement our turnaround plan. We believe that continued success in our turnaround efforts would not only return GM to profitability, but structure GM for sustained profitability, positive cash flow, and growth so we can be competitive in the long term by effectively managing our business’ cost, revenue, and liquidity.

Our primary revenue related goals for 2007 include selling a profitable product mix and improving contribution margin in North America. We are pursuing these goals by emphasizing the quality and value of our vehicles, reducing reliance on sales marketing incentives, and focusing on our newly launched products. We are gaining momentum in the North American marketplace and realizing benefits associated with the “Total Value Promise” initiative announced in January 2006, which has contributed to approximately $875 average reduction per vehicle incentive levels. In 2007 we intend to continue steps such as reducing daily rental car sales in order to increase residual values, while improving customer service, in order to increase repeat business from our current customers. In September 2006, we announced a five year or 100,000 mile extended powertrain warranty policy, which we believe offers more extensive warranty coverage than any other full-line auto manufacturer and will provide a significant competitive advantage for us with consumers focused on reliability and total cost of ownership. We plan to introduce an array of new vehicles in 2007, including the GMC Acadia, Saturn Outlook, and Buick Enclave, and the all-new Cadillac CTS and Chevrolet Malibu, which we believe will contribute to continued revenue growth. In addition, we will introduce heavy-duty versions of our all new pickup trucks launched in the fourth quarter of 2006.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Strategy — (continued)

Our primary cost related goals for 2007 in North America remain addressing our legacy cost burden and reducing our structural costs in line with current levels of revenue. Legacy costs are primarily related to the cost of benefits provided to retired employees and their dependents, and costs associated with employees of businesses divested by GM and their dependents. Structural costs, such as compensation for unionized and salaried employees, are those costs that do not vary with production and include all costs other than material, freight, and policy and warranty costs. Some of these costs are within our control, while others such as our pension and OPEB expenses (which are influenced by interest rates and our return on investments) are more dependent on outside factors. As discussed below under “Key Factors Affecting Future and Current Results,” GM has taken action in a number of areas to reduce legacy and structural costs. In North America, we realized structural cost savings of $6.8 billion in 2006 compared to 2005 levels. These major cost reduction actions contributed substantially to our significantly improved results in our automotive business, which in the second quarter 2006 showed a profit for the first time since 2004. Going forward, we intend to reduce our structural costs in North America by an average of $9 billion per year on a running rate basis in 2007 compared to 2005, and we remain focused on repositioning our business for long-term competitiveness, including a successful resolution to the Delphi situation and a new collective bargaining agreement with the UAW in 2007 that benefits both GM and its hourly employees.

Grow Aggressively in Emerging Markets

Our second key priority is to focus on emerging markets and capitalize on the growth in areas such as China, India, and the ASEAN region, as well as Russia, Brazil, the Middle East, and the Andean region. Vehicle sales and revenues continue to grow globally, with the strongest growth in these emerging markets. In response, we are planning to expand capacity in China, Russia, and India, and to pursue additional growth opportunities through our relationships with Shanghai Automotive and GM Daewoo. In many cases, such as our operations in China, these businesses become profitable in a short time and are able to fund their own expansion. Fifty-five percent of our unit sales in 2006 were made outside of the United States and, because we expect that unit sales in these key emerging markets will continue to grow at a faster pace than the U.S. market, we anticipate that this percentage will continue to grow. In addition to this growth in sales and revenues, we expect that these emerging markets will become increasingly profitable. In 2006, we experienced growth in revenue in each of our geographic regions and improved profitability in all four of our regions, a continuation of progress made in the first half of the year.

Continue to Drive the Benefits of Managing the Business Globally

Our third key priority is to continue to integrate our operations around the world to manage our business on a global basis. GM has been focusing on restructuring its operations and has already taken a number of steps to globalize our principal business functions such as product development, manufacturing, powertrain, and purchasing, to improve our performance in an ever-more competitive environment.

Through global product development initiatives, we are seeking to leverage our global capabilities in design and engineering to bring products to market faster and at lower cost. We have identified and developed centers of technical expertise throughout the world, each dedicated to planning, designing, and engineering specific vehicles or technologies for GM globally — for example, GMNA for crossover and sport utility vehicles and rear wheel drive high-performance cars, GME for front wheel drive midsize sedans, and GMAP for small and mini-class cars. These design centers are supported by global manufacturing and purchasing organizations. For many years we have leveraged our scale to capitalize on global purchasing synergies, which has yielded significant cost savings. GM intends to build on this strategy by making its sourcing decisions on a global basis to purchase from the most capable and cost-effective suppliers, wherever they are located.

Continue to Develop and Implement GM’s Advanced Propulsion Strategy

Our fourth key priority is to continue to develop and advance our alternative propulsion strategy, focused on fuel and other technologies, making energy diversity and environmental leadership a critical element of our ongoing

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Strategy — (concluded)

strategy. In addition to continuing to improve the efficiency of our internal combustion engines, we are focused on the introduction of propulsion technologies which utilize alternative fuels. By the end of 2006, we sold over two million vehicles that run on E85 ethanol-gasoline blend. We have also continued our development of electrically driven vehicles, hybrid vehicles, and hydrogen fuel cell vehicles. For example, in November 2006 we announced that we had begun work on our first plug-in hybrid, and in January 2007 we introduced the Chevrolet Volt concept vehicle, an extended range electrically driven vehicle based on E-Flex technology with a pure electric vehicle range of 40 city miles, E85 ethanol/gasoline fuel economy of 150 miles per gallon, and gasoline fuel economy of 50 miles per gallon. The large lithium-ion battery necessary to power the Volt could be ready for production beginning between 2010 and 2012. We continue to increase our spending on alternative technologies and have intensified our efforts to displace traditional petroleum-based fuels. A portion of the increased capital expenditures discussed below under “Liquidity and Capital Resources” will be devoted to these new technologies.

Improve Business Results — Earnings and Cash Flow

We anticipate improved automotive earnings and cash flow in 2007, resulting from further structural cost reductions, material cost reductions, and increased unit sales, particularly of newly introduced models. In addition to our other priorities outlined above, we are focused on the continued improvement of our balance sheet and liquidity position. In 2006 we materially strengthened our liquidity and financial flexibility, which should allow us to meet our short and medium-term liquidity needs, including the funding of our projected increase in capital spending from $7.5 billion in 2006 to $8.5 billion to $9 billion in 2007 and in 2008. Over the long term, we believe our ability to meet our capital requirements will primarily depend on the execution of our turnaround plan and the return of our North American operations to profitability and positive cash flow.

Basis of Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) gives effect to the restatement discussed in “Item 8. Financial Statements and Supplemental Data, Note 2 — Restatement of Previously Issued Financial Statements,” and should be read in conjunction with the accompanying consolidated financial statements. In addition, this MD&A should be read in conjunction with the GMAC Annual Report on Form 10-K for the year ended December 31, 2006, filed separately with the SEC, Part I, Item 1 (Business) and Part II, Item 6 (Selected Financial Data), Item 7 (MD&A) and Item 8 (Financial Statements and Supplementary Data), all of which are incorporated into this document by reference. All earnings per share amounts included in the MD&A are reported on a fully diluted basis.

GM operates in two businesses, consisting of Automotive (Auto) and Financing and Insurance Operations (FIO).

GM’s Auto business consists of GM’s four automotive regions: GMNA, GME, GMLAAM, and GMAP, which together constitute GM Automotive (GMA).

GM’s FIO business consists of the operating results of GMAC for 2004, 2005, and the eleven months ended November 30, 2006 on a consolidated basis and includes GM’s 49% share of GMAC’s operating results for the month of December 2006 on an equity method basis. FIO also includes Other Financing, which includes financing entities that are not consolidated by GMAC.

The disaggregated financial results for GMA have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. In this regard, certain common expenses were allocated among regions. These allocations may have been different than would be required for stand-alone financial information prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial results represent the historical information used by management for internal decision-making purposes;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Basis of Presentation — (concluded)

therefore, other data prepared to represent the way in which the business will operate in the future, or data prepared in accordance with GAAP, may be materially different.

Consistent with industry practice, our market share information includes estimates of sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.

Consolidated Results of Operations

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Total net sales and revenues	$207,349	$194,655	$195,351
Income (loss) before income tax (expense) benefit	(4,947)	(16,740)	855
Income tax (expense) benefit	2,785	5,870	1,126
Equity income (loss) and minority interests	184	562	720

Income (loss) before cumulative effect of a change in accounting principle	$(1,978)	$(10,308)	$2,701
Cumulative effect of a change in accounting principle	—	(109)	—

Net income (loss)	$(1,978)	$(10,417)	$2,701

GM’s consolidated net sales and revenues grew to $207.3 billion in 2006 from $194.7 billion in 2005. GM incurred a consolidated net loss of $2.0 billion, compared to a net loss of $10.4 billion in 2005. The improvement in revenues and reduction in net loss was a result of improved automotive business performance primarily driven by higher revenues and a reduced loss at GMNA due to the favorable impact of the GMNA turnaround plan. Revenues and net income in 2006 for GM’s FIO business reflect GMAC on a fully consolidated basis for 11 months and one month on an equity basis. GMAC net income on a GM consolidated basis was $2.2 billion in 2006 and $2.3 billion in 2005. GM’s consolidated net sales and revenues were $195.4 billion in 2004 and net income was $2.7 billion. Further information on each of GM’s businesses and geographic regions are discussed below.

GM Automotive Operations Financial Review

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Total Automotive net sales and revenues	$173,089	$160,197	$162,369
Automotive cost of sales	(164,839)	(158,164)	(150,360)
Selling, general & administrative expenses	(13,218)	(12,758)	(11,486)
Income (loss), before income tax expense (benefit)	(5,665)	(13,223)	(551)
Income tax (expense) benefit	2,310	2,775	1,177
Equity income (loss) and minority interests	187	484	744

Net income (loss) before cumulative effect of a change in accounting principle	(3,168)	(9,964)	1,370
Cumulative effect of a change in accounting principle	—	(109)	—

Net income (loss)	$(3,168)	$(10,073)	$1,370
	(Volume in thousands)
GM production volume	9,181	9,051	9,098
Vehicle unit sales industry	67,515	65,154	62,822
GM global automotive market share	13.5%	14.1%	14.3%

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Operations Financial Review — (concluded)

GM management evaluates its automotive business and makes certain decisions using supplemental measures for variable expenses and non-variable expenses. GM believes that because these measures provide it with useful information, investors would find it beneficial to have the opportunity to view the business in a similar manner. See “Explanation of contribution costs, structural costs and impairment and restructuring charges” below.

	Years Ended December 31,
	2006	2005	2004
	(Dollars in billions)

Automotive net sales and revenues	$173	$160	$162
Contribution costs(a)	$(119)	$(110)	$(108)
Structural costs(b)	$(52)	$(55)	$(52)
Impairment and restructuring charges(c)	$(7)	$(5)	$(1)

(a)	Contribution costs are expenses that are considered by GM to be variable with production. The amount of contribution costs included in cost of sales is $118 billion, $109 billion, and $107 billion in 2006, 2005, and 2004, respectively, and those costs are comprised of material cost, freight, and policy and warranty expenses. The amount of contribution costs included in selling, general, and administrative expenses is $1 billion in each of 2006, 2005, and 2004, and those costs are related to advertising expense.

(b)	Structural costs are expenses that do not generally vary with production and are recorded in both cost of sales and selling, general, and administrative expenses, such as costs of manufacturing labor, pension/OPEB, engineering expense, and marketing related costs. Certain costs related to restructuring and impairments that are included in cost of sales are also excluded from structural costs. The amount of structural costs included in cost of sales is $40 billion, $44 billion, and $42 billion in 2006, 2005, and 2004, respectively, and the amount of structural costs included in selling, general and administrative expenses is approximately $12 billion, $11 billion, and $10 billion in 2006, 2005, and 2004, respectively,

(c)	The amount of impairment and restructuring charges included in cost of sales is $7 billion, $5 billion, and $1 billion in 2006, 2005, and 2004, respectively.

Industry Global Vehicle Sales

Worldwide industry vehicle unit sales increased approximately 2.4 million units in 2006, to about 67.5 million units, compared to about 65.2 million units in 2005. Industry sales decreased in North America by approximately 350 thousand units, to 20.2 million units, compared to about 20.5 million units in 2005. All other regions experienced growth in industry unit volume compared to 2005, particularly the Latin America/Africa/Mid-East region, up about 830 thousand units to about 6.1 million units in 2006, and the Asia Pacific region, up approximately 1.2 million units to about 19.5 million units in 2006.

GM Global Vehicle Sales

Worldwide GM vehicle unit sales were 9.1 million units, a decline of approximately 79 thousand units, compared to about 9.2 million units in 2005. GME, GMLAAM, and GMAP all reported sales unit increases, while a sales decline was reported in GMNA. Global market share for GM was 13.5% compared to 14.1% in 2005. GM market share increased in GMLAAM and GMAP, with a share loss at GMNA and a slight reduction at GME contributing to the overall drop in global market share.

GM global production volume for 2006 was 9.2 million units, an increase of approximately 130 thousand units from 2005. Production increased year-over-year in GMLAAM and GMAP, with a slight decrease in GME and an approximately 210 thousand unit reduction in GMNA.

In 2004, GM achieved a global market share of 14.3%, with vehicle unit sales of 9.0 million units and global production of 9.1 million units.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive Revenues

GM automotive revenues were $173 billion in 2006, an increase of approximately $13 billion from 2005, as GM sold a mix of products with greater content and higher prices. Pricing improvements in GMNA, GME, and GMLAAM also contributed to the revenue increase as sales allowances were reduced and prices increased on new model introductions. Strategic unit sales volume reductions to less profitable daily rental fleets in GMNA and GME contributed to improved overall mix and vehicle revenue per unit. Key factors in the increase in total revenue over 2005 include:

•	Approximately $7 billion due to vehicle mix and pricing, resulting from changes to GM’s vehicle portfolio including new fullsize utilities in North America.

•	Approximately $2 billion due to increased production volume globally

•	Approximately $2 billion due to the consolidation of GM Daewoo on June 30, 2005, providing a full year of revenue reported in 2006 as compared to a half year reported in 2005.

•	Approximately $2 billion due to the impact of foreign exchange rates, primarily the Canadian Dollar, Euro, U.K. Pound, Swedish Krona, Brazilian Real, and Korean Won versus the U.S. Dollar.

GM automotive revenues were $162 billion in 2004. The decrease from 2004 to 2005 was due to lower production and mix declines as a result of sales reductions of fullsize utility, pickup, midsize utility, and medium car segments at GMNA. Revenues increased at GMLAAM and GMAP.

Contribution Costs

Contribution costs in 2006 totaled $119 billion, an increase of $9 billion from 2005. The increase is a result of increased material costs from higher production volume and higher levels of vehicle content and product mix, as well as higher freight cost. Material performance is slightly favorable year-over-year as improvements realized from global architecture sourcing and optimizing manufacturing and supplier footprints offset higher raw material costs. Increased global demand for aluminum, copper, precious metals, petroleum, and resins increased contribution costs by $0.6 billion in 2006 versus 2005. Contribution costs as a percentage of revenue were unchanged in 2006 from 2005.

Contribution costs were $110 billion in 2005 compared to $108 billion in 2004. Contribution costs increased from 2004 to 2005 in total and as a percentage of revenue. The increase was primarily due to unfavorable mix at the total automotive level as production declined at GMNA along with fewer fullsize utilities and pickups, offset by production increases at GME, GMLAAM, and GMAP. Higher steel and non-ferrous metal prices resulted in an increase in material costs of $0.7 billion in 2005.

Structural Costs

Automotive structural cost were $52 billion in 2006, a decrease of approximately $3 billion from 2005. Cost reductions in GMNA of over $6 billion were the primary reason for this reduction, partially offset by structural cost increases in GMLAAM and GMAP as GM continued to invest in infrastructure to support the higher unit production and sales volumes in those regions. Consolidation of GM Daewoo also increased 2006 structural cost in GMAP by over $1 billion as compared to 2005 since GM Daewoo was consolidated on June 30, 2005.

The majority of structural cost reductions in North America were driven by turnaround actions implemented throughout 2006, largely related to changes to pension, OPEB, and the hourly workforce level:

•	GMNA pension and OPEB costs were reduced by $2.8 billion largely as a result of the UAW Health Care Settlement Agreement, the hourly accelerated attrition program, and changes to salaried pension and health care benefit plans.

•	GMNA manufacturing costs were reduced by $1.0 billion as total labor costs were lowered as employees retired or left GM under the accelerated attrition program offered to hourly employees represented by the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Structural Costs — (concluded)

UAW and IUE/CWA. Approximately 34,400 GM hourly employees agreed to participate in the program and have retired or left the company as of January 1, 2007.

•	Other Automotive costs were lower due to reduction in various administrative costs and in global engineering, where costs were lower as GM increasingly leveraged global vehicle development and architectures.

Automotive structural costs were $52 billion in 2004 and increased by $3 billion in 2005. Health-care expense increased primarily due to escalating health-care cost trends and falling discount rates in the United States. Global consumer influence expense increased due to efforts to increase product awareness. Other costs increased outside of North America as GM invested in emerging markets.

Impairment and Restructuring Charges

GM incurred certain expenses primarily related to restructuring and asset impairments, which are included in Automotive cost of sales. Such costs totaled approximately $7 billion, $5 billion, and $1 billion in 2006, 2005, and 2004, respectively.

	Years Ended December 31,
	2006	2005	2004
	(Dollars in billions)

UAW Attrition Agreement	$6.4	$—	$—
Vehicle impairments	0.5	1.2	0.6
Facility impairments	0.2	0.9	0.2
Restructuring initiatives	(0.4)	3.1	—
Other	0.2	—	—

Total	$6.9	$5.2	$0.8

The 2006 amounts are related to the following:

•	$6.4 billion net charge related to the program under the UAW Attrition Agreement (UAW Attrition Program), primarily for payments to employees (approximately $2.1 billion) and for the curtailment charges associated with GM’s U.S. hourly pension, OPEB, and extended disability plans as a result of the UAW Attrition Program (approximately $4.3 billion).

•	Approximately $0.4 billion of impairment charges related to the write-down of product-specific assets, primarily at GMNA.

•	Approximately $0.1 billion of impairment charges related to the write-down of plant facilities at GME.

•	Approximately $0.6 billion for various restructuring and other matters. Of this total, approximately $0.4 billion was incurred at GME, with additional charges recorded at the other regions. A favorable revision to the reserve recorded in the fourth quarter of 2005 related to North American plant capacity actions (approximately $1.0 billion), primarily attributable to the impact of the UAW Attrition Program. This is more fully discussed below in “GM-UAW-Delphi Special Attrition Program Agreement”.

•	Approximately $0.2 billion taken in conjunction with cessation of production at a previously divested business.

The 2005 amounts are related to the following:

•	Approximately $1.2 billion for impairment charges related to the write-down of product-specific assets, of which $0.7 billion was at GMNA, $0.3 billion was at GME, with additional charges taken at GMLAAM and GMAP.

•	Approximately $0.8 billion of impairment charges related to the write-down of plant facilities at GMNA.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Impairments and Restructuring Charges — (concluded)

•	Approximately $3.1 billion associated with restructuring initiatives. Of this, approximately $2.0 billion was incurred at GMNA, including $1.8 billion for employee related costs in connection with the restructuring initiatives announced in the fourth quarter of 2005, and approximately $0.2 billion associated with a voluntary early retirement program and other separation programs related to the U.S. salaried workforce. GME recognized separation and contract cancellation charges of $1.1 billion, mainly related to the restructuring plan announced in the fourth quarter of 2004. In addition, GMAP recognized separation costs related to restructuring activities at GM Holden Australia.

In 2004, charges were recognized for asset impairments totaling approximately $0.8 billion. Vehicle tooling impairments were $0.6 billion, and plant and facilities impairments were $0.2 billion.

Interest Expense, Other Expense, Interest Income and Other Non-Operating Income, Equity Income and Minority Interest, and Tax Benefit

Automotive interest expense in 2006 was $4.3 billion, an increase of $0.3 billion from 2005, resulting primarily from intercompany transactions between Automotive and Other Operations. In total, Automotive and Other Operations interest expense was $2.6 billion in 2006, $100 million higher than 2005. Automotive interest expense was $3.2 billion in 2004, $2.3 billion at Automotive and Other Operations after intercompany elimination.

Other expense was zero in 2006, an improvement from the $0.8 billion expense recorded in 2005 due to the write-down to fair value of GM’s investment in approximately 20% of the common stock of Fuji Heavy Industries (FHI) in 2005.

Interest income and other non-operating income was $3.6 billion in 2006, an increase of $1.3 billion from 2005. The $1.3 billion increase was a result of gains associated with the sale of Mesa, Arizona Proving Grounds, and part of our interest in Suzuki Motor Corporation (Suzuki), and Isuzu Motors Limited (Isuzu). Interest income and other non-operating income was $2.2 billion in 2004.

Automotive equity income and minority interest was $200 million in 2006, $300 million lower than 2005 due to the sale of the majority of GM’s investment in Suzuki and an increase in minority interest associated with the consolidation of GM Daewoo in June 2005. Equity income and minority interest was $700 million in 2004, $200 million higher than in 2005, primarily due to consolidation of GM Daewoo in 2005.

Automotive tax was a net benefit of $2.3 billion in 2006 and $2.8 billion in 2005. Tax benefit was $1.2 billion in 2004, reflecting primarily tax benefits in GMNA.

Net Income/Loss

As a result of the above factors, GM’s Automotive business incurred net losses from continuing operations of $3.2 billion and $10.1 billion in 2006 and 2005, respectively. 2005 net loss of $10.1 billion included $100 million cumulative effect of a change in accounting principle related to implementation of FIN 47 “Accounting for Conditional Asset Retirement Obligations”. Automotive net income was $1.4 billion in 2004.

Explanation of contribution costs, structural costs, and impairment and restructuring charges

Management believes that contribution costs, structural costs, and impairment and restructuring charges provide meaningful supplemental information regarding our expenses because they place Automotive expenses into categories that allow GM management to assess the cost performance of GMA and the geographic regions. GM management uses these categories to evaluate GM’s expenses and believes these measures allow GM management to readily view operating trends, perform analytical comparisons, benchmark expenses among geographic regions, and assess whether the turnaround and globalization strategy for cutting costs are on target. GM management uses these categories for forecasting purposes, evaluating management, and determining its future capital investment

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Explanation of contribution costs, structural costs, and impairment and restructuring charges — (concluded)

allocations. Accordingly, GM believes these categories are useful to investors in allowing for greater transparency of supplemental information used by management in its financial and operational decision-making.

While GM believes that contribution costs, structural costs, and impairment and restructuring charges provide useful information, there are limitations associated with the use of these categories. Contribution costs, structural costs, and impairment and restructuring charges may not be completely comparable to similarly titled measures of other companies due to potential differences in the exact method of calculation between companies. As a result, these categories have limitations and should not be considered in isolation from, or as a substitute for, other measures such as cost of sales and selling, general, and administrative expenses. GM compensates for these limitations by using these categories as supplements to cost of sales and selling, general, and administrative expenses.

GM Automotive Regional Results

GM North America

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)

GMNA:
Total net sales and revenues	$109,779	$105,640	$115,321
Income (loss) before income tax expense (benefit)	$(6,903)	$(10,583)	$725
Income tax (expense) benefit	2,243	2,480	600
Equity income (loss) and minority interest	41	(47)	32

Net income (loss) before cumulative effect of a change in accounting principle	(4,619)	(8,150)	1,357
Cumulative effect of a change in accounting principle	—	(83)	—

Net income (loss)	$(4,619)	$(8,233)	$1,357
Net margin	(4.2)%	(7.8)%	1.2%
	(Volume in thousands)
Production volume
Cars	1,822	1,834	1,997
Trucks	2,827	3,022	3,223
Total GMNA	4,649	4,856	5,220
Vehicle unit sales
Industry — North America	20,191	20,546	20,279
GM as a percentage of industry	23.8%	25.5%	26.7%
Industry — U.S.	17,060	17,456	17,302
GM as a percentage of industry	24.2%	25.9%	27.2%
GM cars	20.7%	22.6%	24.9%
GM trucks	27.1%	28.5%	29.0%

North American industry vehicle unit sales declined 1.7% to 20.2 million units during 2006, and we expect unit sales to be relatively flat in 2007. While industry volume declined 1.7%, GMNA’s production declined 4.3% to 4.6 million units. GMNA ended the year with a market share of 23.8% for 2006, compared to 25.5% for 2005.

During 2006, industry vehicle unit sales in the United States decreased to 17.1 million units, while GM’s U.S. market share decreased by 1.7 percentage points due in part to a strategic decision to reduce sales to daily rental

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM North America — (continued)

customers by approximately 75,000 units, because of the comparatively low profits from such sales, and due to a consumer shift to passenger cars where GM traditionally has lower penetration. Dealer inventories in the U.S. totaled approximately 1.050 million units as of December 31, 2006, consistent with management’s expectations as well as in-line with year ago levels. Despite the decline in volume, revenue in North America increased in 2006 over 2005 by $4.1 billion or 3.9%, driven primarily by a favorable mix of higher end products. In 2005 revenue declined by $9.7 billion or 8.4% compared to 2004, driven primarily by unfavorable product mix and a decline in sales volume.

2006 vs. 2005 Earnings

Pre-tax earnings at GMNA improved by $3.7 billion in 2006, from a loss of $10.6 billion in 2005 to a loss of $6.9 billion in 2006. Major factors contributing to the improvement included:

•	Pension and OPEB costs decreased by $2.8 billion largely as a result of the UAW Health Care Settlement Agreement which reduced hourly OPEB costs, the impact of the UAW Attrition Program, and the effects of the changes in salaried retiree benefits plans announced in the first quarter of 2006.

•	Other costs decreased by approximately $2.5 billion due to a reduction in advertising and sales promotion expenses, more efficient engineering spending, and lower product warranty and recall costs as a result of improved vehicle quality. In addition, GMNA’s product liability reserve decreased by approximately $0.1 billion, after including a charge for “incurred but not reported” asbestos liabilities of approximately $0.1 billion.

•	Manufacturing related structural costs decreased by $1.0 billion, as a result of the UAW Attrition Program under which approximately 34,400 GM hourly employees have retired or left GM by January 1, 2007.

•	Favorable product mix resulted in increased earnings of approximately $0.4 billion due primarily to the launch of the new full-size utilities.

•	The sale of the Mesa, Arizona Proving Grounds resulted in a $270 million gain in 2006.

•	In connection with the GMAC Transaction in the fourth quarter of 2006, GM reduced its lease residual and risk sharing support expense by approximately $0.2 billion because negotiated payments for lease residual and risk sharing support were lower than the previously recorded liabilities.

•	Production volume decreases of 4.3% attributable to GMNA’s market share decline and the reduction in sales to daily rental businesses by approximately 75,000 units, resulted in a decrease in earnings of approximately $1.0 billion.

In addition to the above factors, there were restructuring and impairment charges of approximately $6.2 billion in 2006, as compared to $3.6 billion in 2005. The table below provides further information regarding these charges.

GMNA Restructuring and Impairment Charges
	2006	2005
	($ billions)

UAW Attrition Agreement	$6.4	$—
Vehicle Impairments	0.5	0.7
Facility Impairments	—	0.8
Adjustment to 2005 Capacity Reserve and Other Restructuring Initiatives	(0.9)	2.0
Other	0.2	—

Total	$6.2	$3.5

GMNA’s net loss improved by $3.6 billion, from a net loss of $8.2 billion in 2005 to a net loss of $4.6 billion in 2006. The improvement was driven by matters discussed above and their related tax effects.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM North America — (concluded)

2005 vs. 2004 Earnings

Pre-tax earnings at GMNA declined by $11.3 billion in 2005, from pre-tax earnings of $0.7 billion in 2004 to a loss of $10.6 billion in 2005. Major factors contributing to the decline included:

•	Unfavorable product mix adversely affected earnings by approximately $2.7 billion due primarily to reduced demand for GMNA’s large utility vehicles which were reaching the end of their product life cycle, as well as declines in sales of higher margin large cars.

•	Production volume decreases of 7% attributable to GMNA market share decline and a significant reduction in dealer inventories accounted for a decrease in earnings of approximately $2.5 billion.

•	Unfavorable material costs after factoring in the cost of government mandated product improvements accounted for a decrease in earnings of approximately $0.9 billion.

•	Increased health care expenses primarily due to the recognition of OPEB net actuarial losses, caused by escalating health-care cost trends and falling discount rates in the United States, accounted for a decrease in income of approximately $0.7 billion. These 2005 health-care cost increases do not reflect new health-care initiatives with the UAW and salaried employees and retirees, which will benefit subsequent years.

•	Other factors resulted in a decrease in earnings of approximately $0.9 billion. The largest of these relates to increased advertising and sales promotion costs resulting from further efforts to increase product awareness.

•	In 2004 GMNA recognized a gain on sale of XM Satellite Radio Holdings stock of approximately $200 million.

•	In addition to the above, there were restructuring and impairment charges of approximately $3.6 billion in 2005, as compared to $0.3 billion in 2004. The table below provides further information regarding these charges.

GMNA Restructuring and Impairment Charges
	2005	2004
	($ billions)

Vehicle Impairments	$0.7	$0.1
Facility Impairments	0.8	0.2
Restructuring Initiatives	2.0	—

Total	$3.5	$0.3

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Europe

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Total net sales and revenues	$33,193	$31,892	$31,196
(Loss) before income tax expense (benefit)	$(312)	$(1,794)	$(1,424)
Income tax (expense) benefit	72	734	599
Equity income (loss) and minority interests	15	53	57

Net (loss) before cumulative effect of a change in accounting principle	(225)	(1,007)	(768)
Cumulative effect of a change in accounting principle	—	(21)	—

Net income (loss)	$(225)	$(1,028)	$(768)
Net margin	(0.7)%	(3.2)%	(2.5)%
	(Volume in thousands)
Production volume	1,806	1,858	1,829
Vehicle unit sales
Industry	21,763	21,079	20,778
GM as a percentage of industry	9.2%	9.4%	9.4%
GM market share — Germany	10.1%	10.8%	10.6%
GM market share — United Kingdom	14.3%	14.7%	13.9%

Industry vehicle unit sales in Europe increased to 21.8 million units in 2006, or 3.2% over 2005 and 4.7% over 2004. GME’s 2006 total market share decreased slightly to 9.2% from 9.4%. European industry vehicle unit sales are expected to be relatively flat in 2007. In the two largest markets in Europe, GM market share decreased: market share was 10.1% in Germany, a 0.7 percentage point decrease versus 2005 and a 0.5 percentage point decrease versus 2004; and in the United Kingdom market share was 14.3%, a decrease of 0.4 percentage point versus 2005 and an increase of 0.4 percentage point versus 2004. Revenues in 2006 increased $1.3 billion or 4.1% over 2005, primarily due to the impact of full consolidation of the European powertrain organization and improved pricing. Revenue in 2005 increased $0.7 billion over 2004 driven primarily by favorable mix partly offset by volume declines and negative pricing.

2006 vs. 2005 Earnings

The GME restructuring plan announced in the fourth quarter of 2004 gained further traction in 2006 and, together with continued progress on pricing and material cost, delivered improved results in 2006 compared to previous periods. Loss before taxes from GME totaled $312 million, $1.8 billion and $1.4 billion in 2006, 2005, and 2004, respectively. The improvement of $1.5 billion in loss before taxes in 2006 versus 2005 was primarily due to the following factors:

•	Improvement in operating performance of $0.8 billion — Material cost performance and structural cost performance resulting from the implementation of the restructuring plan, along with improved pricing, which more than offset volume declines and additional cost related to product upgrades.

•	Lower restructuring and impairment charges of $0.7 billion — Restructuring and impairment charges for 2006 totaled $586 million compared to $1,330 million in 2005. The 2006 charges included impairment charges of $149 million, of which $89 million related to the closure of GM’s Portugal assembly plant and $60 million related to product specific assets. Separations and contract cancellations totaled $437 million, mostly related to the closure of GM’s Portugal assembly plant, a shift reduction in GM’s Ellesmere Port assembly plant, and the restructuring plan announced in the fourth quarter of 2004. The charges for 2005 comprehended separations and contract cancellation costs of $1.1 billion, mainly related to the restructuring plan announced in the fourth quarter of 2004, but also included costs related to the dissolution of the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Europe — (concluded)

Powertrain joint venture with Fiat S.p.A. (Fiat) and other contract cancellations of $59 million, and a charge for product specific asset impairments of $262 million.

GME’s 2006 net loss of $225 million declined by $803 million from the loss of $1.0 billion in the prior year. This is largely comprised of the operating improvements and the lower restructuring and impairment charges discussed above, plus the related tax effect on these items. In addition, 2005 included a charge of $21 million in connection with the adoption of FIN 47, “Accounting for Conditional Asset Retirement Obligations”, and favorable equity income related to the effects of changes in the Polish tax law.

2005 vs. 2004 Earnings

The increase in GME’s loss before tax in 2005 versus 2004 of approximately $0.4 billion resulted mainly from the following factors:

•	Higher restructuring and impairment charges of $1.0 billion — Restructuring and impairment charges for 2005 of $1.3 billion compared to $372 million in 2004. The charges for 2005 comprehended separations and contract cancellation costs of $1.1 billion, mainly related to the restructuring plan announced in the fourth quarter of 2004, but also included costs related to the dissolution of the Powertrain joint venture with Fiat, and other contract cancellation costs of $59 million, and a charge for product specific asset impairments of $262 million. The charges for 2004 consisted of product specific asset impairments.

•	Improvement in operating performance of $0.6 billion — Primarily favorable mix together with material cost performance and structural cost performance resulting from the implementation of the above-mentioned restructuring plan, more than compensated for volume declines and negative pricing.

The GME turnaround plan remains on track, and we expect to see more progress in 2007. In addition to the continued implementation of our significant cost reduction initiatives, we expect to benefit from the introduction of new products such as the Opel Corsa and the Opel Antara and will continue to focus on the rollout of our multi-brand strategy.

GM Latin America/Africa/Mid-East

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Total net sales and revenues	$14,618	$11,844	$8,877
Income before income tax expense	$527	$43	$94
Income tax (expense) benefit	(28)	(611)	(33)
Equity income (loss) and minority interests	(9)	4	(11)

Net income (loss) before cumulative effect of a change in accounting principle	490	(564)	50
Cumulative effect of a change in accounting principle	—	(2)	—

Net income (loss)	$490	$(566)	$50
Net margin	3.4%	(4.8)%	0.6%
	(Volume in thousands)
Production volume	830	775	716
Vehicle unit sales	1,035	882	740
Industry	6,076	5,242	4,605
GM as a percentage of industry	17.0%	16.8%	16.1%
GM market share — Brazil	21.3%	21.3%	23.1%

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Latin America/Africa/Mid-East — (concluded)

The industry in Latin America, Africa and Mid-East increased to 6.1 million units in 2006, up 15.9% versus 2005. GMLAAM’s vehicle unit sales increased by 17.3% over 2005 and 39.9% over 2004. The calendar year 2006 was a record breaking year for GMLAAM. The region achieved a sales volume record of 1.03 million units, the first time in history where GMLAAM exceeded more than 1 million units in annual sales. This growth led to a 17.0% market share in GMLAAM, a 0.2 percentage point increase compared to 2005 and a 0.9 percentage point increase over 2004. This overall market share gain was primarily attributable to increases in Colombia, Africa, and the Middle East, while Brazil’s market share remained flat in 2006.

The year-end consumer price inflation dropped from 2005 to 2006 in Brazil (GMLAAM’s largest market) from 5.7% to 3.3%, in Argentina from 12.1% to 9.7%, in Chile from 3.7% to 2.6%, in Colombia from 4.8% to 4.5%, and in Ecuador from 3.1% to 2.9%. The consumer price inflation at year-end increased from 2005 to 2006 in Venezuela from 14.6% to 17.3% and in South Africa from 3.6% to 5.8%. An overall decrease in inflation for the region improved the affordability of GM’s products and contributed to the increased net sales and income. Inflation in Brazil, Venezuela, and Colombia in 2005 decreased as compared to 2004 while inflation increased in Argentina, Chile, Ecuador, and South Africa.

2006 vs. 2005 Earnings

In 2006, GMLAAM achieved record revenue of $14.6 billion, an increase of $2.8 billion or 23% over the prior year, driven by strong volume. Pre-tax income of $527 million increased $484 million versus 2005 income of $43 million. This improvement of approximately $0.5 billion was due to various factors, including:

•	Higher production volumes and improved product mix contributed approximately $0.4 billion

•	Favorable pricing contributed approximately $0.3 billion

•	A reduction from 2005 to 2006 of approximately $0.1 billion in restructuring and impairment charges

•	Unfavorable foreign exchange of approximately $0.2 billion

•	Other unfavorable factors totaling about $0.1 billion

GMLAAM reported net income of $490 million in 2006, an approximately $1.1 billion improvement over 2005’s reported net loss of $566 million. This increase is largely comprised of the operational improvement and the favorable impact on restructuring and impairment charges previously discussed, and a tax valuation allowance which was established in 2005 at GM do Brasil for $617 million associated with DTAs that could no longer be realized.

2005 vs. 2004 Earnings

GMLAAM reported 2005 net revenues of $11.8 billion, which was an increase of $3.0 billion from 2004. Income before tax decreased from $94 million in 2004 to $43 million in 2005. The deterioration of $51 million was due in part to an impairment charge of $150 million for assets still in service (related to GMLAAM’s export business) in 2005, partly offset by favorable volume, product mix, and pricing improvements.

For 2007, the industry is expected to continue to grow, but at a more moderate rate. Consumer price inflation is expected to remain under control in Brazil, Colombia, Chile, Ecuador, and South Africa with increases expected in Argentina and Venezuela for 2007. GMLAAM expects to launch four new products including the Chevrolet Captiva across many Latin American countries, the Chevrolet Epica in Venezuela and Africa, the Cadillac BLS and SRX in South Africa, and the GMC Acadia in the Middle East. This is in addition to the launch of the Hummer H3G in South Africa at the end of 2006. GMLAAM is also planning to grow its aftermarket sales business in 2007. The region will also continue a strong focus on reducing structural costs across the region to offset volume related cost increases.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Asia Pacific

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Total net sales and revenues	$15,499	$10,821	$6,975
Income (loss) before income tax expense (benefit)	$1,023	$(889)	$54
Income tax (expense) benefit	23	172	11
Equity income (loss) and minority interests	140	474	666

Net income (loss) before cumulative effect of a change in accounting principle	1,186	(243)	731
Cumulative effect of a change in accounting principle	—	$(3)	—

GMAP net income (loss)	$1,186	$(246)	$731
GMAP net margin	7.7%	(2.3)%	10.5%
	(Volume in thousands)
Production volume(1)	1,896	1,562	1,333
Vehicle unit sales(2)(3)	1,253	1,065	887
Industry	19,485	18,287	17,160
GM as a percentage of industry	6.4%	5.8%	5.2%
GM market share — Australia	15.4%	17.8%	19.4%
GM market share — China(3)	11.8%	11.2%	9.4%

(1)	2006, 2005 and 2004 calendar years include GM Daewoo and Wuling joint venture production

(2)	Includes GM Daewoo and Wuling joint venture sales for 2006, 2005, and 2004.

(3)	Includes Wuling joint venture sales due to GM equity position and local ownership requirements.

Industry vehicle unit sales in the Asia Pacific region increased approximately 6.6% in 2006, to 19.5 million units from 18.3 million units in 2005. This result reflects strong growth in China, where industry vehicle unit sales increased 25.8% to 7.4 million units in 2006, from 5.9 million units in 2005. GMAP increased its vehicle unit sales in the Asia Pacific region by almost 18% in 2006, to 1.3 million units from 1.1 million in 2005. GMAP’s 2006 market share was 6.4%, a 0.6 percentage point increase over 2005 and a 1.2 percentage point increase over 2004. Market share in China increased 0.6 percentage points to 11.8% in 2006, and market share in Australia fell 2.4 percentage points to 15.4% in 2006. As a result of increased vehicle unit sales and the June 30, 2005 consolidation of GM Daewoo, GMAP revenue rose 43% to $15.5 billion in 2006 compared to $10.8 billion in 2005. In 2005 revenue grew $3.8 billion, or 55% over 2004.

2006 vs. 2005 Earnings

Income (loss) before tax benefit for GMAP was $1.0 billion and $(889) million in 2006 and 2005, respectively. Income before tax benefit improved by $1.9 billion in 2006 versus 2005, principally due to the following:

•	The write-down to fair market value of GM’s investment in FHI resulted in a loss of $735 million in 2005.

•	In 2006, GM sold approximately 85% of its investment in Suzuki, resulting in a gain of $666 million.

•	GM also sold its remaining interest in Isuzu for a gain of $311 million in 2006.

•	Improved performance of approximately $200 million at GM Daewoo on a fully consolidated basis, resulting from increased volume and improved material cost performance, partially offset by unfavorable foreign exchange and interest.

•	In addition, restructuring and impairment charges were $42 million less in 2006 versus 2005.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Asia Pacific — (concluded)

The reduction in equity income and minority interests from 2005 to 2006 resulted from the sale of the majority of GM’s equity investment in Suzuki and decreased equity income associated with the consolidation of GM Daewoo beginning June 30, 2005.

GMAP’s net income improved by $1.4 billion, from a net loss of $246 million in 2005 to a net income of $1.2 billion in 2006. This improvement was driven by the matters previously discussed, as well as their related tax effects, and the reversal of a deferred tax asset valuation allowance in 2006 at GM Daewoo for $215 million, as management now believes these deferred tax assets will be utilized.

2005 vs. 2004 Earnings

Income before tax in GMAP decreased by $0.9 billion in 2005 versus 2004, mainly the result of charges in 2005 related to the $735 million write-down to fair market value of GM’s investment in FHI and a charge related to product specific asset impairments of $64 million and separation costs of $54 million at GM Holden in Australia. Unfavorable volume and product mix at GM Holden in Australia was offset by favorable results from GM Daewoo.

In 2007, Asia Pacific regional industry volume is expected to continue to expand, with continued strong growth in China and India. GMAP expects to take advantage of the strong industry and grow revenue in 2007 by continuing to implement the multi-brand strategy in China as well as leverage the product development capabilities of GM Daewoo. Overall, GM’s broad operational footprint in the Asia Pacific region well positions it to meet regional market demand. GMAP also expects to improve its material cost performance through increased supplier localization and increase its structural cost in 2007 to take advantage of the continuing robust growth in the region.

Corporate and Other Operations

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Total net sales, revenues and eliminations	$(162)	$31	$972
(Loss) before income tax expense (benefit)	$(1,152)	$(6,916)	$(2,821)
Income tax (expense) benefit	1,310	4,288	1,292
Equity income (loss) and minority interests	3	27	(16)

Net income (loss) before cumulative effect of a change in accounting principle	161	(2,601)	(1,545)
Cumulative effect of a change in accounting principle	—	—	—

Net income (loss)	$161	$(2,601)	$(1,545)

Total Corporate and Other revenue consists primarily of corporate eliminations.

2006 vs. 2005 Earnings

Corporate and Other Operations loss before income tax benefit was $1.2 billion in 2006 compared to $6.9 billion in 2005. The year-over-year improvement in 2006 was primarily due to the 2005 charge of $5.5 billion related to the Delphi benefit guarantee charge pertaining to the contingent exposures relating to Delphi’s Chapter 11 filing. During 2006 an additional charge of $0.5 billion was recorded related to the Delphi benefit guarantee (refer to Note 20 to the Consolidated Financial Statements for further background). Results for 2006 also included the benefit of approximately $1.0 billion lower OPEB expense resulting from the UAW Health Care Settlement Agreement that reduced legacy costs related to employee benefits of divested businesses for which GM has retained responsibility and the OPEB curtailment related to the GMAC Transaction. Other costs also increased by

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Corporate and Other Operations — (concluded)

approximately $0.5 billion in 2006, primarily related to increased administrative expenses and the elimination of hedge accounting in connection with the restatement of our prior financial statements for SFAS No. 133.

2005 vs. 2004 Earnings

Other Operations loss before income tax expense was $2.8 billion in 2004 and included a charge of $1.6 billion related to the settlement agreement reached between GM and Fiat to terminate the Master Agreement (including the Put Option) and settle various disputes between the two companies. Other Operations also included OPEB legacy costs of approximately $0.7 billion and administration expense of $0.4 billion in 2004.

Tax benefit in 2006 was $1.3 billion compared to $4.3 billion in 2005, the reduced benefit primarily related to the larger pre-tax loss in 2005. Tax contingencies were reduced by $0.5 billion in 2006. Tax benefit was $1.3 billion in 2004.

Net income was $0.2 billion in 2006 compared to a net loss of $2.6 billion in 2005. Net loss was $1.5 billion in 2004.

FIO Financial Review

	Years Ended December 31,
FIO Results of Operations	2006		2005	2004
	(Dollars in millions)
	FIO		FIO	FIO

GMAC:	GMAC(a)	GMAC(c)
Automotive Finance Operations	$1,151	$1,174	$880	$1,341
ResCap	827	705	1,021	904
Insurance Operations	1,079	1,127	417	329
Other/eliminations	(882)	(881)	(38)	320

Net Income	$2,175	$2,125	$2,280	$2,894

Equity loss for GMAC(b)	(5)
Preferred Dividends	9
Other Financing	(1,150)		(23)	(18)

Total FIO Net Income	$1,029	$2,125	$2,257	$2,876

(a)	GMAC segment data as reported by GM line of business are GMAC’s results of operations for 11 months ended November 30, 2006.

(b)	This represents GM’s share of GMAC’s loss for one month (December) following the sale of GMAC using the equity method.

(c)	This represents GMAC’s reported results for the year ended December 31, 2006.

GM’s FIO business consists of the results of GMAC’s lines of business: Automotive Finance Operations, ResCap; Insurance, and Other, which includes its Commercial Finance business and GMAC’s equity investment in Capmark. Also included in FIO is Other Financing, which includes financing entities that are not consolidated by GMAC as well as two special purpose entities holding automotive leases previously owned by GMAC and its affiliates that were transferred to GM as part of the GMAC Transaction.

FIO net income was $1.0 billion, $2.3 billion and $2.9 billion for the years ended December 31, 2006, 2005 and 2004, respectively. This decrease of 54% or 1.2 billion from 2005 to 2006, was primarily due to the GMAC transaction as discussed in more detail below. In 2006, FIO net income of $1.0 billion includes 12 months of activity for GMAC comprised of 11 months of operations as a wholly-owned subsidiary of General Motors Corporation

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

FIO Financial Review — (concluded)

totaling $2.2 billion of income and one month of equity loss of $5 million as a result of the sale of a controlling interest in GMAC to FIM Holdings LLC. All comparisons for the GMAC activity below are on a 12 months basis.

Automotive Finance Operations net income for 2006 increased 33% when compared to 2005. Net income was positively impacted by $383 million related to the write-off of certain net deferred tax liabilities as part of the conversion of GMAC to an LLC during November 2006. These net deferred tax liabilities have been simultaneously recorded in GM’s parent company financial statements through income tax expense. Results for 2006 include an unfavorable after-tax earnings impact of $135 million from a $1 billion debt tender offer to repurchase certain deferred interest debentures. The decrease in 2005 net income from 2004 reflects lower net interest margins as a result of increased borrowing costs due to widening spreads and higher market interest rates.

ResCap net income for 2006 declined 31% when compared to 2005. The 2006 operating results were adversely affected by domestic economic conditions especially during the fourth quarter. These developments were offset by the conversion to an LLC for income tax purposes, which resulted in the elimination of a $523 million net deferred tax liability. Excluding the LLC benefit, ResCap’s net income was $182 million. The increase in 2005 net income over 2004 reflects improvements in earnings from increased loan production, favorable credit experience, improved mortgage servicing results, and gains on sales of mortgages.

Insurance Operations net income totaled a record $1.1 billion in 2006 compared to $417 million in 2005. The increase in income is mainly a result of higher realized capital gains of approximately $1.0 billion in 2006 as compared to $108 million in 2005. Underwriting results were favorable primarily due to increased insurance premiums and service revenue earned and improved loss and loss adjustment expense experience partially offset by higher expenses. The increase in 2005 net income over 2004 reflects a combination of strong results achieved through increased premium revenue, higher realized capital gains, and improved investment portfolio performance.

GMAC’s Other segment had a net loss of $881 million in 2006 compared to a loss of $38 million in 2005. The increased loss was mainly due to the decline in income from Capmark (GMAC’s former commercial mortgage operations) of $237 million due to the sale of 79% interest of the business on March 23, 2006, additional non-cash goodwill charges of $695 million, higher loss provisions, and the tax impact related to GMAC’s LLC conversion. Other segment net income decreased 111% in 2005 compared with 2004 primarily due to $439 million of after-tax goodwill impairment charges in 2005.

FIO Other Financing net loss increased $1.1 billion to $1.2 billion in 2006, mainly due to the $2.9 billion pre-tax loss on the GMAC Transaction. This loss was offset by an increase in income of $2.5 billion related to the ceasing of depreciation on GMAC’s long lived assets classified as held for sale. In addition, a $786 million income tax expense arose due to GMAC’s LLC conversion, and $351 million of incremental tax arose due to the GMAC sale. These were offset by the reversal of State/Local tax contingencies and income related to the automotive leases transferred to GM as part of the GMAC Transaction. FIO Other net loss increased by $5 million in 2005 in comparison with 2004.

Key Factors Affecting Future and Current Results

The following discussion identifies the key factors, known events, and trends that could affect our future results:

Turnaround Plan

Over the past year, one of our top priorities has been improving our business in North America to position GM for sustained profitability and growth in the long-term and to achieve competitiveness on a global basis in an increasingly global environment. GM has been systematically and aggressively implementing its turnaround plan for GMNA’s business to return the operations to profitability and positive cash flow as soon as possible. This plan is built on four elements:

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Turnaround Plan — (continued)

•	Product Excellence

•	Revitalize Sales and Marketing Strategy

•	Accelerate Cost Reductions and Quality Improvements; and

•	Address Health Care/Legacy Cost Burden

The following update describes what we have done so far to achieve these elements:

Product Excellence

GM continues to focus significant attention on maintaining consistent product freshness by introducing new vehicles and reducing the average vehicle lifecycle. In 2006 approximately 30% of GMNA’s retail sales volume came from cars and trucks launched within the past 18 months. These launches included the next generation of large utility trucks (Chevrolet Tahoe and Suburban, GMC Yukon and Yukon XL, and Cadillac Escalade), Saturn Aura, Chevy HHR, Saturn Sky, Pontiac G-6 convertible, Buick Lucerne, Saab 9-3 SportCombi, Hummer H3, and Cadillac DTS. While all these launch vehicles contributed favorably to improved profitability, sales of the newly launched large utility trucks had the most significant impact on profitability, despite the negative effect of higher fuel prices and overall lower industry demand.

In 2007 we expect that approximately 36% of GMNA’s retail sales will come from vehicles launched within 18 months. These launches will include the new Chevrolet Silverado, GMC Sierra, Chevrolet Malibu, Cadillac CTS, and entries in the large crossover segment (GMC Acadia, Saturn Outlook, and Buick Enclave). In support of new car and truck programs, GM’s total capital spending in 2006 was $7.5 billion, of which $5.0 billion was devoted to GMNA. GM expects to increase this commitment going forward spending between $8.5 billion and $9 billion in each of 2007 and 2008, of which approximately $5.7 billion in 2007 and approximately $5.5 billion to $5.7 billion in 2008 will be devoted to GMNA.

GMNA is also allocating capital and engineering to support more fuel-efficient vehicles, including hybrid vehicles in the United States, and is increasing production of active fuel management engines and six-speed transmissions. GM recently announced its intention to build its first plug-in hybrid and unveiled the Chevy Volt extended range electric concept vehicle, while at the same time announcing two partnerships to accelerate development of advanced lithium-ion batteries. In addition, GM is undertaking a major initiative in alternate fuels through sustainable technologies such as E85 Flex Fuel vehicles. GM has sold two million E85 vehicles and plans to build over two million more in the next five years. GM is also adding five more E85-capable models to its lineup for 2007, raising GM’s total flex-fuel offerings to 14 vehicles.

In addition to offering its flex-fuel vehicles, GM responded to the strong market demand for fuel economy by selling more than one million 2006 model year vehicles that achieve 30 mpg or better on the highway (as estimated by the EPA). In the 2007 model year, GM will increase the number of vehicle models that it sells in the United States that achieve 30 mpg or more to 23 vehicles.

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

In January 2006, GM significantly lowered manufacturer’s suggested retail prices on vehicles that accounted for about 80% of its 2006 model year automotive sales volume. GM’s promotion strategy now emphasizes its brands and vehicles, rather than price incentives. In addition, GM intends to increase advertising in support of new products and specific marketing initiatives to improve GM’s sales performance in certain metropolitan markets.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Turnaround Plan — (continued)

In September 2006, GM extended its powertrain warranty policy to five years or 100,000 miles, applicable to all 2007 models in the United States and Canada. GM believes that with its expanded warranty it now offers more extensive warranty coverage in the United States and Canada than any other full-line vehicle manufacturer. We anticipate that this expanded warranty will enhance consumer confidence in the quality and durability of our vehicles in the United States and Canada.

GM’s pricing strategy, improved quality, and product execution, reduced sales to daily rental fleets, as well as a strong market for used vehicles, resulted in higher residual values on GM’s cars and trucks.

For 2007, GM plans to continue to focus on consistent alignment of its dealers, particularly among Buick, Pontiac, and GMC dealers, improved retail performance in key metropolitan markets, and further reductions in sales to daily rental companies.

Accelerate Cost Reductions and Quality Improvements

Following our November 2005 announcement of our strategy to reduce structural costs in the manufacturing area, GM has introduced a variety of initiatives to accomplish that strategy. In 2007, we expect to realize the $9 billion structural-cost savings target versus 2005 in our GMNA and Corporate and Other segments on a running rate basis. Running rate basis refers to the average annualized cost savings into the foreseeable future anticipated to result from cost savings actions when fully implemented. GM realized $6.8 billion in structural cost reductions in North America during 2006, exceeding the $4 billion of structural cost reductions estimated for 2006 in GM’s 2005 Annual Report on Form 10-K. This improvement is due largely to the success of the attrition programs, including the effect of the pension remeasurement. The expected total annual cash savings from structural cost reductions is approximately $5 billion on an average running rate basis. In addition, GM is focusing on our long-term goal of reducing our global automotive structural costs to 25% of global revenue. For 2006, global automotive structural costs were less than 30% of revenue, down from about 35% in 2005.

In November 2005, GM announced that it would cease operations at 12 manufacturing facilities by 2008, and reduce manufacturing employment levels by approximately 30,000 employees by the end of 2008. In fact, GM reached the reduced employment levels as of January 2, 2007. To support its structural cost initiatives, in March 2006 GM, the UAW, and Delphi entered into the UAW Attrition Agreement designed to reduce the number of hourly employees at GM and at Delphi through the UAW Attrition Program in which approximately 34,400 GM employees participated. Beginning in 2007, GMNA will benefit from the full year impact of the UAW Attrition Program since the remainder of the participants in the program either retired or otherwise left as of January 1, 2007. See “GM-UAW-Delphi Special Attrition Program Agreement” below for a further description of the UAW Attrition Agreement. GM believes these actions collectively will reduce our excess capacity by one million units, in addition to the one million unit capacity we eliminated between 2002 and 2005, and reduce structural costs to assist in closing the cost gap with other vehicle manufacturers. To achieve further cost reductions, GM’s management is putting a high priority on negotiating a more competitive collective bargaining agreement with the UAW in 2007.

In the first quarter of 2006, GM announced plans to substantially alter pension benefits for current U.S. salaried employees by freezing accrued benefits in the current plan and implementing a new benefit structure for future accruals, which include a reduced defined benefit plan for some salaried employees and a new defined contribution plan for the other salaried employees. These pension plan changes will not affect retirees or surviving spouses who are currently drawing benefits from the Salaried Retirement Program.

Reducing material costs remains a critical part of GMNA’s overall long-term cost reduction plans, although improved performance in purchasing has been offset by higher commodity prices for aluminum and copper and troubled supplier support. GM continues its aggressive pursuit of material cost reductions via improvements in its global processes for product development, which will enable further commonization and application of parts among vehicle architectures, as well as through the continued use of the most competitive supply sources globally and the extensive use of benchmarking and supplier footprint optimization. By leveraging its global reach to take advantage

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Turnaround Plan — (continued)

of economies of scale in purchasing, engineering, advertising, salaried employment levels, and indirect material costs, GM seeks to continue to achieve cost reductions. GM also anticipates that a resolution of the Delphi bankruptcy reorganization, discussed below, will include an opportunity for GM to mitigate the cost penalty it now pays Delphi for certain parts.

GM has seen significant improvements in both warranty and other quality related costs over the past several years, which has enabled the implementation of the extended powertrain warranty described above. In 2007, we will continue to focus on reducing these costs.

Address Health Care/Legacy Cost Burden

Addressing the legacy cost burden of health care for employees and retirees in the United States is one of the critical challenges facing GM.

In October 2005, we announced an agreement with the UAW that will reduce GM’s hourly retiree health-care obligations. GM began recognizing the benefit from the UAW Health Care Settlement Agreement in the third quarter of 2006. The remeasurement of the U.S. hourly OPEB plans as of March 31, 2006 generated a $1.3 billion reduction in OPEB expense and an approximate $17 billion reduction in the OPEB obligation. This reduction in expense was partially offset by the recognition of expense associated with the approximate $3 billion related to capped benefits expected to be paid from GM contributions to the new UAW Mitigation Plan. Refer to Note 19 to the Consolidated Financial Statements for further discussion of the financial impacts of the UAW Settlement Agreement.

The UAW Health Care Settlement Agreement will remain in effect until at least September 2011, after which either GM or the UAW may cancel the agreement upon 90 days written notice. Similarly, GM’s contractual obligations to provide health-care benefits to UAW hourly retirees extends to at least September 2011 and will continue thereafter until terminated by either GM or the UAW. As a result, the provisions of the UAW Health Care Settlement Agreement will continue in effect for the UAW retirees beyond the expiration of the current collective bargaining agreement between GM and the UAW in September 2007, regardless of what other changes to the contract GM and the UAW may negotiate.

In April 2006, GM and the IUE-CWA also reached a tentative agreement to reduce health-care costs that is similar to the UAW Health Care Settlement Agreement. The agreement was ratified by the IUE-CWA membership in April 2006 and received court approval in November 2006. Because the effect was not material and did not require remeasurement in 2006, the estimated $0.6 billion reduction in our OPEB obligation will be recognized in the January 1, 2007 measurement of U.S. OPEB plans and reflected as part of our OPEB expense for 2007.

GM is also increasing the U.S. salaried workforce’s participation in the cost of health care. In February 2006, GM announced that beginning in January 2007, it would cap its contributions to salaried retiree health care at the level of its 2006 expenditures. This change affects employees and retirees who are eligible for the salaried postretirement health-care benefit and their spouses. Salaried employees who were hired after January 1, 1993 are not eligible for retiree health-care benefits, so they are not affected by these changes. After 2006, when average costs exceed established limits, GM will make additional plan changes that affect cost-sharing features of program coverage, effective with the start of the next calendar year. Program changes may include, but are not limited to, higher monthly contributions, deductibles, coinsurance, out-of-pocket maximums, and prescription drug payments. Plan changes may be implemented in medical, dental, vision, and prescription drug plans. The remeasurement of the U.S. salaried OPEB health care plan as of February 9, 2006 resulted in a $4.7 billion reduction in the OPEB obligation and $0.5 billion in OPEB expense commencing in the second quarter.

In October 2006, the GM board of directors approved a reduction in the levels of coverage for corporate-paid life insurance for salaried retirees. For eligible salaried employees who retire on or after May 1, 2007, coverage will reduce by 50% on the tenth anniversary of their retirement date, and salaried employees who retire before May 1,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Turnaround Plan — (concluded)

2007 will have their coverage reduced by 50% on January 1, 2017. This change reduced GM’s year-end OPEB obligation by approximately $0.5 billion.

In 2007, GM will benefit from the full year impact of the changes in health care discussed above. In addition, GM will continue to work with its employees, health-care providers, and the U.S. government to find solutions to the critical issues posed by the rising cost of health care.

Labor Negotiations

GM’s current collective bargaining agreement with the UAW expires in September 2007. The negotiations present both risks and an opportunity to address cost competitiveness issues relative to competitors in the industry. GM recognizes the impact that any resulting labor stoppages could have on GM, its suppliers, and its dealers, and has begun contingency planning with these groups. If the collective bargaining agreement expires before a new agreement is reached, GM anticipates that it would attempt to persuade the UAW to support continuing its operations while negotiations continue. It is possible, however, that the expiration of the collective bargaining agreement could result in labor disruptions affecting some or all GM facilities in the United States, or the operations of some of its suppliers that employ workers represented by the UAW. A lengthy strike by the UAW that involves all or a significant portion of our manufacturing facilities in the United States would have a material adverse effect on our operations and financial condition, particularly our liquidity.

Delphi Bankruptcy

General.  In October 2005, Delphi filed a petition for Chapter 11 proceedings under the U.S. Bankruptcy Code for itself and many of its U.S. subsidiaries. Delphi is GM’s largest supplier of automotive systems, components, and parts, and GM is Delphi’s largest customer.

GM has worked and will continue to work constructively in the court proceedings with Delphi, Delphi’s unions, and other participants in Delphi’s Chapter 11 restructuring process. Delphi continues to assure GM that it expects no disruption in its ability to supply GM with the systems, components, and parts it needs as Delphi pursues a restructuring plan under the Chapter 11 process. Although the challenges faced by Delphi during its restructuring process could create operating and financial risks for GM, that process is also expected to present opportunities for GM. These opportunities include reducing, over the long term, the significant cost penalty GM incurs in obtaining parts from Delphi, as well as improving the quality of systems, components, and parts GM procures from Delphi. However, there can be no assurance that GM will be able to realize any benefits as a result of Delphi’s restructuring process.

Framework Support Agreement.  On December 18, 2006, to facilitate the consensual resolution of Delphi’s bankruptcy, GM entered into a Plan Framework Support Agreement (Framework Agreement) with Delphi and a consortium of potential investors in Delphi (Plan Investors), which outlines certain material terms of a proposed restructuring plan for Delphi (Proposed Plan). The Proposed Plan is conditioned both on the implementation of an overall transformation strategy that would include the settlement of certain issues and disputes between GM and Delphi (Designated Issues) and on proposed equity investments by the Plan Investors in Delphi. The Designated Issues include (a) legacy obligations related to Delphi employees who formerly were GM hourly employees, including responsibility for various pension and other OPEB obligations, (b) costs associated with the transformation of Delphi’s business, (c) Delphi’s support for GM’s efforts to resource certain products purchased by GM, (d) the restructuring of on-going contractual relationships between GM and Delphi, and (e) the amount and treatment of GM’s claims against Delphi in the Chapter 11 proceedings. Under the Framework Agreement, GM has agreed to, among other things, negotiate these matters in good faith but is not obligated to enter into any agreements. If GM and Delphi reach any commercial, business, and labor-related agreements, those agreements will be evidenced in definitive documentation.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Delphi Bankruptcy — (continued)

Under the Framework Agreement, the Proposed Plan would provide that GM’s claims against Delphi (other than ordinary course of business and environmental claims, which would flow through the bankruptcy) would be satisfied by the payment of $2.63 billion in cash and seven million shares of common stock in Delphi as reorganized (out of a total of 135 million fully diluted shares).

GM expects that the obligations and costs that it would assume to resolve the Designated Issues together with its recoveries contemplated under the Proposed Plan would be consistent with the $6 billion to $7.5 billion estimated range of contingent exposures (as discussed below) associated with Delphi’s Chapter 11 proceedings.

Pursuant to the Framework Agreement, Delphi intends to, among other things, negotiate and finalize the Proposed Plan and other related documents, seek Bankruptcy Court approval of the Proposed Plan and payment of related expenses, prepare and distribute a draft disclosure statement with respect to the Proposed Plan to the Plan Investors and GM, and seek Bankruptcy Court approval of such disclosure statement (the “Disclosure Statement Order”). Provided that GM and Delphi reach agreement on all the issues and documents affecting GM that are negotiated under the Proposed Plan, GM will support the Disclosure Statement Order and not object to confirmation of the Proposed Plan by the Bankruptcy Court. The Framework Agreement can be terminated by any party to the Agreement at any time after April 1, 2007 or upon termination of the investment agreement between Delphi and the Plan Investors, which can be terminated at any time.

In addition, the Framework Agreement provides that until April 1, 2007 GM and the Plan Investors will not pursue, negotiate, or facilitate any transaction inconsistent with the proposed investment of the Plan Investors in Delphi. This commitment could be extended beyond that date by the consent of GM and the Plan Investors, which may not be withheld unreasonably. If GM and Delphi reach a comprehensive resolution of the issues affecting them, which is the goal of current negotiations under the Framework Agreement, the matters described in the remainder of this section will be handled as the parties agree. Since negotiations are still underway, however, and there can be no assurance that GM and Delphi will succeed in agreeing upon a comprehensive resolution, the following matters continue to pose significant risks to GM.

Delphi Motions Seeking Authority to Reject Various Contracts.  Delphi has consented, in consideration of the progress made toward a consensual resolution of the Chapter 11 process, to an indefinite adjournment of hearings on its motions filed in March 2006 under the U.S. Bankruptcy Code seeking authority to reject its U.S. labor agreements and modify retiree welfare benefits and to reject certain supply contracts with GM. If Delphi, its unions, the Plan Investors, and GM are unable to negotiate comprehensive agreements to resolve the issues involved in Delphi’s bankruptcy, Delphi or one or more of its affiliates could be subject to labor disruptions or could reject or threaten to reject individual contracts with GM, either for the purpose of exiting specific lines of business or in an attempt to increase the price GM pays for certain parts and components. Any of these events could materially adversely affect GM by disrupting the supply of automotive systems, components, and parts, and could even force the suspension of production at GM assembly facilities.

While GM believes that it is likely that GM and Delphi will reach a consensual resolution pursuant to the Framework Agreement, we are seeking to minimize our risks by protecting our right of setoff against the $1.15 billion we owed to Delphi as of the date of its Chapter 11 filing. However, the extent to which these obligations are covered by our right to setoff may be subject to dispute by Delphi, the creditors’ committee, or Delphi’s other creditors, and limitation by the court. GM cannot provide any assurance that it will be able to setoff such amounts fully or partially. To date, GM has taken setoffs of approximately $53.6 million, with Delphi’s agreement.

Benefit Guarantee Agreements.  As described above, the Designated Issues between Delphi and GM include legacy obligations and responsibility for various pension and other OPEB obligations related to certain U.S. hourly employees who formerly were GM employees and became Delphi employees in GM’s spin-off of Delphi in 1999 (Transferred Employees). In connection with that spin-off, GM entered into separate agreements with the UAW, the IUE-CWA, and the United Steel Workers (Benefit Guarantee Agreements), providing contingent benefit guarantees

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Delphi Bankruptcy — (continued)

to make payments for limited pension and OPEB to certain Transferred Employees who meet the applicable eligibility requirements for such payments (Covered Employees).

Each Benefit Guarantee Agreement contains separate benefit guarantees relating to pension and OPEB obligations, with different triggering events under which GM could be liable if Delphi fails to provide the corresponding benefit at the required level. Therefore, GM could incur liability under one of the guarantees (e.g., OPEB) without triggering the other guarantees (e.g., pension). In addition, with respect to pension benefits, GM’s guarantee of pension benefits arises only to the extent that pension benefits provided both by Delphi (or an applicable successor) and by the Pension Benefit Guaranty Corporation fall short of the guaranteed amounts.

GM’s obligations under the Benefit Guarantee Agreements have not been triggered by Delphi’s Chapter 11 filing, Delphi’s motions in Bankruptcy Court to reject its U.S. labor agreements and modify retiree welfare benefits, or any other actions to date. The benefit guarantees will expire on October 18, 2007 unless they are triggered before that date.

The Benefit Guarantee Agreements do not obligate GM to guarantee any benefits for Delphi retirees in excess of the corresponding benefits GM provides at the time to its own hourly retirees. Accordingly, any reduction of the benefits GM provides to its hourly retirees would reduce GM’s obligations under the corresponding benefit guarantee.

A separate agreement between GM and Delphi, which also expires on October 18, 2007, requires Delphi to indemnify GM for any payments under the benefit guarantees to the UAW employees or retirees. Any recovery by GM under indemnity claims against Delphi might be subject to partial or complete discharge in the Delphi reorganization proceeding. As a result, GM’s claims for indemnity may not be paid fully or partially.

As part of GM’s discussions in 2005 with the UAW that led to a settlement with the UAW changing health-care benefits for hourly retirees, GM provided the Covered Employees represented by the UAW the potential to earn up to seven years of credited service for purposes of eligibility for certain health-care benefits under the GM/UAW benefit guarantee agreement.

UAW Attrition Agreement.  In the first half of 2006, GM, Delphi, and the UAW implemented the UAW Attrition Agreement, which provided a combination of early retirement programs and other incentives to reduce hourly employment levels at both GM and Delphi. As of December 31, 2006, approximately 12,400 UAW-represented Delphi employees elected one of the retirement options available under the UAW Attrition Program.

Under the UAW Attrition Agreement, GM agreed to assume certain costs regarding UAW-represented Delphi employees. Specifically, GM agreed to: (1) pay lump sums of $35,000 to certain employees who participate in the UAW Attrition Program; (2) assume all OPEB obligations to Transferred Employees who agree to retire under the UAW Attrition Program via a return to GM; (3) subsidize health-care costs for Delphi employees participating in a special voluntary pre-retirement program for an interim period, if Delphi reduces or eliminates its health care and/or life insurance coverage provided to active UAW employees; and (4) accept back 5,000 active Transferred Employees.

GM will have a pre-petition, general unsecured claim assertable against Delphi in the amount of approximately $2.9 billion, related to certain of GM’s costs under the UAW Attrition Agreement, subject to objections on any grounds other than that the claim did not arise under the terms of certain pre-existing contractual agreements between GM and Delphi.

Additional Attrition Programs.  As of December 31, 2006 approximately 6,200 Transferred Employees represented by the IUE-CWA and approximately 1,400 Transferred Employees represented by the UAW elected to participate in additional attrition and buyout programs offered in the second half of 2006, which were similar to the program under the UAW Attrition Agreement described above. GM will have a pre-petition, general unsecured claim assertable against Delphi in the amount of approximately $0.6 billion, related to certain of GM’s costs under the IUE-CWA attrition program, subject to objections on any grounds other than that the claim did not arise under the terms of a certain preexisting contractual agreement between GM and Delphi. GM will also have an allowed

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Delphi Bankruptcy — (concluded)

pre-petition general unsecured claim against Delphi in the amount of approximately $0.3 billion for GM’s portion of buyout payments made under these additional IUE-CWA and UAW programs.

GM Claims Against Delphi.  In July 2006, GM filed a Consolidated Proof of Claim, in accordance with the Bankruptcy Court’s procedures order, setting forth GM claims (including the claims of various GM subsidiaries) against Delphi and the other debtor entities. The exact amount of GM’s claims cannot be established because of the contingent nature of many of the claims involved and the fact that the validity and amount of the claims may be subject to objections from Delphi and other stakeholders, but, based on currently available data, the amount of GM’s claims could be as much as $13 billion. Although the Proof of Claim preserves GM’s right to pursue recovery of its claims from Delphi, these claims may be subject to compromise in the bankruptcy process or as part of a negotiated settlement, and GM may receive only a portion, if any, of these claims.

GM Contingent Liability.  Depending on the outcome of the current negotiations and other factors, GM believes that it is probable that it has incurred a contingent liability due to Delphi’s Chapter 11 filing. Based on currently available data and ongoing discussions with Delphi and other stakeholders, GM believes that the range of the contingent exposures is between $6 billion and $7.5 billion, with amounts near the low end of the range considered more possible than amounts near the high end of the range. Initially, GM established a liability of $5.5 billion ($3.6 billion after tax) for this contingent exposure in the fourth quarter of 2005, and recorded an additional charge of $0.5 billion ($0.3 billion after tax) in the third quarter of 2006 to reflect GM’s potential exposure for OPEB costs associated with previously divested Delphi business units and certain labor restructuring costs, including but not limited to expenditures related to the attrition plans discussed above. At December 31, 2006 and 2005, GM’s contingent liability related to the Delphi matters was $1.5 billion and $5.5 billion, respectively. During 2006, amounts previously recorded under the benefit guarantee were reclassified to GM’s OPEB liability as GM has assumed the OPEB obligation for approximately 17,800 Delphi employees who have returned back to GM to continue working or retire from GM. These views reflect GM’s current assessment that it is unlikely that a Chapter 11 process will result in both a termination of Delphi’s pension plan and complete elimination of its OPEB plans. In addition to theses charges, GM may agree to reimburse Delphi for certain labor expenses to be incurred upon and after Delphi’s emergence from bankruptcy. GM’s current estimate of these expenses involves an initial payment in 2007, not expected to exceed approximately $400 million, and ongoing expenses of limited duration and estimated to average less than $100 million annually. GM will recognize these expenses as incurred in the future. GM expects these payments to be far exceeded by anticipated reductions in the price of systems, components, and parts it purchases from Delphi. Because negotiations are ongoing, the actual impact of the resolution of issues related to Delphi cannot be determined until the Bankruptcy Court’s approval of a comprehensive resolution, and there can be no assurance that the parties will reach a comprehensive resolution or that the Bankruptcy Court will approve such a resolution, or that any resolution will include the terms described above.

If GM is required to make OPEB payments to current Delphi retirees under the Benefit Guarantee Agreements, GM would expect to make such payments from ongoing operating cash flow and financings. Such payments, if any, are not expected to have a material effect on GM’s cash flows in the short term. However, if required, these payments would be likely to increase over time and could have a material effect on GM’s liquidity in coming years. (For reference, Delphi’s 2006 Annual Report on Form 10-K reported that in 2006 it paid benefits of $229 million to hourly and salaried retirees; salaried retirees are not covered under the Benefit Guarantee Agreements).

GMAC — Sale of 51% Controlling Interest

On November 30, 2006, GM completed the GMAC Transaction, which was the sale of a 51% controlling interest in GMAC for a purchase price of $7.4 billion to FIM Holdings. FIM Holdings is a consortium of investors including Cerberus FIM Investors LLC, Citigroup Inc., Aozora Bank Limited, and a subsidiary of The PNC Financial Services Group, Inc. GM has retained a 49% interest in GMAC’s Common Membership Interests. In addition, FIM Holdings purchased 555,000 of GMAC’s Preferred Membership Interests for a cash purchase price of $500 million and GM purchased 1,555,000 Preferred Membership Interests for a cash purchase price of $1.4 billion.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC — Sale of 51% Controlling Interest — (continued)

The total value of the cash proceeds and distributions to GM after payment of certain intercompany obligations, and before it purchased the preferred membership interests of GMAC was expected to be approximately $14 billion over three years, comprised of the $7.4 billion purchase price and $2.7 billion cash dividend at closing, and other transaction related cash flows including the monetization of certain retained assets. Subsequent to December 31, 2006, it was determined that GM would be required to make a capital contribution to GMAC of approximately $1.0 billion to restore its adjusted tangible equity balance to the contractually required amount of $14.4 billion, due to the decrease in the adjusted tangible equity balance of GMAC as of November 30, 2006.

GMAC is required to make certain quarterly distributions to holders of the Preferred Membership Interests in cash on a pro rata basis. The Preferred Membership Interests are issued in units of $1,000 and accrue a yield at a rate of 10% per annum. GMAC’s Board of Managers (GMAC Board) may reduce any distribution to the extent required to avoid a reduction of the equity capital of GMAC below a minimum amount of equity capital equal to the net book value of GMAC at November 30, 2006. In addition, the GMAC Board may suspend the payment of Preferred Membership Interest distributions with the consent of the holders of a majority of the Preferred Membership Interest. If distributions are not made with respect to any fiscal quarter, the distributions would not be cumulative. If the accrued yield of GMAC’s Preferred Membership Interests for any fiscal quarter is fully paid to the preferred holders, then a portion of the excess of the net financial book income of GMAC in any fiscal quarter over the amount of yield distributed to the holders of the Preferred Membership Interests in such quarter will be distributed to the holders of the Common Membership Interests as follows: at least 40% of the excess will be paid for fiscal quarters ending prior to December 31, 2008 and at least 70% of the excess will be paid for fiscal quarters ending after December 31, 2008.

Prior to consummation of the GMAC Transaction, (i) certain assets with respect to automotive leases owned by GMAC and its affiliates having a net book value of approximately $4 billion and related deferred tax liabilities of $1.8 billion were transferred to GM, (ii) GM assumed or retained certain of GMAC’s OPEB obligations of $842 million, and related deferred tax assets of $302 million. (iii) GMAC transferred entities that hold certain real properties to GM, (iv) GMAC paid cash dividends to GM based on GMAC’s anticipated net income for the period September 30, 2005 to November 30, 2006 totaling $1.9 billion, (v) GM repaid certain indebtedness and specified intercompany unsecured obligations owing to GMAC, and (vi) GMAC made a one-time distribution to GM of $2.7 billion of cash to reflect the increase in GMAC’s equity resulting from the transfer of a portion of GMAC’s net deferred tax liabilities arising from the conversion of GMAC and certain of its subsidiaries to LLCs.

As part of the agreement, GM retained an option, for 10 years after the closing date, to repurchase from GMAC certain assets related to the automotive finance business of the North American Operations and International Operations of GMAC. GM’s exercise of the option is conditional on GM’s credit rating being investment grade or higher than GMAC’s credit rating. The call option price is calculated as the higher of (i) fair market value or (ii) 9.5 times the consolidated net income of GMAC’s automotive finance business in either the calendar year the call option is exercised or the calendar year immediately following the year the call option is exercised.

The GMAC Transaction, an important element in GM’s turnaround efforts, provided the following:

•	Strong long-term services agreement between GM and GMAC — As part of the transaction, GM and GMAC entered into a number of agreements that were intended to continue the mutually-beneficial global relationship between GM and GMAC. These agreements, in substance, were consistent with the existing and historical practices between GM and GMAC, including requiring GMAC to continue to allocate capital to automotive financing, thereby continuing to provide critical financing support to a significant share of GM’s global sales. While GMAC retains the right to make individual credit decisions, GMAC has committed to fund a broad spectrum of customers and dealers consistent with historical practice in the relevant jurisdictions. Subject to GMAC’s fulfillment of certain conditions, GM has granted GMAC exclusivity for GM products in specified markets around the world for U.S., Canadian, and international GM-sponsored retail, lease and dealer marketing incentives, with the exception of Saturn branded products.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC — Sale of 51% Controlling Interest — (concluded)

•	Improved Liquidity — GM received significant cash proceeds at the closing to bolster GM’s liquidity, strengthening GM’s balance sheet and funding the turnaround plan.

•	Enhanced stockholder value through a stronger GMAC — GM retained a 49% Common Membership Interest in GMAC, and will be able to continue to participate in GMAC’s strong profitability levels.

•	Delinkage of GMAC’s credit rating from GM — In pursuing the sale of a majority interest in GMAC, GM expected that the introduction of a new controlling investor for GMAC, new capital at GMAC, and significantly reduced intercompany exposures to GM would provide GMAC with a solid foundation to improve its current credit rating, and de-link the GMAC credit ratings from GM. Following the sale, in December 2006 Fitch Ratings (Fitch) and Standard & Poor’s (S&P) both raised GMAC’s credit rating one notch, although it remains below investment grade.

Investigations

As previously reported, GM is cooperating with federal governmental agencies in connection with a number of investigations.

The SEC has issued subpoenas to GM in connection with various matters including GM’s financial reporting concerning pension and OPEB, certain transactions between GM and Delphi, supplier price reductions or credits, and any obligation GM may have to fund pension and OPEB costs in connection with Delphi’s proceedings under Chapter 11 of the Bankruptcy Code. In addition, the SEC has issued a subpoena in connection with an investigation of our transactions in precious metal raw materials used in our automotive manufacturing operation, and a federal grand jury issued a subpoena in connection with supplier credits.

GM has produced documents and provided testimony in response to the SEC and federal grand jury subpoenas. GM will continue to cooperate with the SEC and federal grand jury with respect to these matters.

In addition, SEC and federal grand jury subpoenas have been served on GMAC entities in connection with industry-wide investigations into practices in the insurance industry relating to loss mitigation insurance products such as finite risk insurance. Following the GMAC Transaction, GMAC retained responsibility for this matter.

Liquidity and Capital Resources

Investors or potential investors in GM securities consider cash flows of the Automotive and FIO businesses to be a relevant measure in the analysis of GM’s various securities that trade in public markets. Accordingly, GM provides supplemental statements of cash flows to aid users of GM’s consolidated financial statements in the analysis of performance and liquidity and capital resources.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources — (continued)

This information reconciles to the Consolidated Statements of Cash Flows after the elimination of “Net investing activity with Financing and Insurance Operations” and “Net financing activity with Automotive and Other Operations” line items shown in the table below. Following are such statements for the years ended December 31, 2006, 2005, and 2004:

	Automotive and Other			Financing and Insurance
	Years Ended December 31,
	2006	2005	2004	2006	2005	2004
		(As restated)			(As restated)
	(Dollars in millions)

Cash flows from operating activities
Net income (loss)	$(3,007)	$(12,674)	$(175)	$1,029	$2,257	$2,876
Cumulative effect of a change in accounting principle	—	109	—	—	—	—
Adjustments to reconcile net income (loss) before cumulative effect of a change in accounting principle to net cash provided by operating activities:
Depreciation, impairments and amortization expense	8,159	10,101	8,679	2,791	5,696	5,523
Mortgage servicing rights and premium amortization	—	—	—	1,021	1,142	1,675
Goodwill impairment - GMAC	—	—	—	828	712	—
Delphi Benefit Guarantee	500	5,500	—	—	—	—
Loss on sale of 51% interest in GMAC	—	—	—	2,910	—	—
Provision for credit losses	—	—	—	1,799	1,074	1,944
Net gains on sale of finance receivables	—	—	—	(1,256)	(1,741)	(1,332)
Net gains on investment securities	—	—	—	(1,006)	(104)	(52)
Postretirement benefits other than pensions, net of payments and VEBA contributions/withdrawals	2,840	4,717	(8,048)	1	38	14
Pension expense, net of contributions	3,611	1,408	1,174	23	14	34
Net change in mortgage loans	—	—	—	(21,578)	(29,119)	(2,312)
Net change in mortgage securities	—	—	—	427	(1,155)	614
Change in other investments and miscellaneous assets	588	141	(1)	(1,058)	(826)	105
Change in other operating assets and liabilities, net of acquisitions and disposals	(8,499)	(10,986)	(316)	(4,109)	4,188	(1,438)
Other	1,365	1,720	(95)	862	932	487

Net cash provided by (used in) operating activities	$5,557	$36	$1,218	$(17,316)	$(16,892)	$8,138

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

	Automotive and Other			Financing and Insurance
	Years Ended December 31,
	2006	2005	2004	2006	2005	2004
		(As restated)			(As restated)
	(Dollars in millions)

Liquidity and Capital Resources — (concluded)
Cash flows from investing activities
Expenditures for property	$(7,531)	$(7,896)	$(7,284)	$(402)	$(283)	$(469)
Investments in marketable securities, acquisitions	(149)	(2,616)	(2,209)	(25,381)	(19,184)	(13,069)
Investments in marketable securities, liquidations	1,727	7,663	4,609	26,822	14,874	11,302
Net change in mortgage servicing rights	—	—	—	(61)	(267)	(326)
Increase in finance receivables	—	—	—	(1,160)	(6,582)	(38,673)
Proceeds from sale of finance receivables	—	—	—	18,374	31,652	23,385
Proceeds from the sale of 51% interest in GMAC LLC	7,353	—	—	—	—	—
Proceeds from sale of business units/equity investments	1,968	846	—	8,538	—	—
Operating leases, acquisitions	—	—	—	(17,070)	(15,496)	(14,324)
Operating leases, liquidations	—	—	—	7,039	5,362	7,696
Net investing activity with Financing and Insurance Operations	3,354	2,500	1,500	—	—	—
Investments in companies, net of cash acquired	(20)	1,357	(48)	(337)	(2)	(12)
Other	(353)	640	882	338	(1,503)	477

Net cash provided by (used in) investing activities	6,349	2,494	(2,550)	16,700	8,571	(24,013)
Cash flows from financing activities
Net increase (decrease) in loans payable	(256)	(177)	(803)	7,289	(9,949)	2,995
Long-term debt, borrowings	1,937	386	758	77,629	77,890	72,753
Long-term debt, repayments	(97)	(46)	(79)	(92,193)	(69,520)	(57,743)
Net financing activity with Automotive and Other Operations	—	—	—	(3,354)	(2,500)	(1,500)
Cash dividends paid to stockholders	(563)	(1,134)	(1,129)	—	—	—
Other	—	—	—	2,487	6,030	4,723

Net cash (used in) provided by financing activities	1,021	(971)	(1,253)	(8,142)	1,951	21,228

Effect of exchange rate changes on cash and cash equivalents	189	(40)	375	176	(45)	296
Net transactions with Automotive Other/Financing Insurance	(4,529)	520	934	4,529	(520)	(934)

Net increase (decrease) in cash and cash equivalents	8,587	2,039	(1,276)	(4,053)	(6,935)	4,715
Cash and cash equivalents retained by GMAC LLC upon disposal	—	—	—	(11,137)	—	—
Cash and cash equivalents reclassified to Assets Held for Sale	—	—	—	—	(371)	—
Cash and cash equivalents at beginning of the year	15,187	13,148	14,424	15,539	22,845	18,130

Cash and cash equivalents at end of the year	$23,774	$15,187	$13,148	$349	$15,539	$22,845

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Auto

Available Liquidity

GM believes it has sufficient liquidity and financial flexibility to meet its capital requirements over the short and medium term under reasonably foreseeable circumstances. Over the long term, GM believes that its ability to meet its capital requirements will primarily depend on the successful execution of its turnaround plan and the return of its North American operations to profitability and positive cash flow. Auto available liquidity includes its cash balances, marketable securities and readily available assets of its VEBA trusts. At December 31, 2006, Auto’s available liquidity was $26.4 billion compared with $20.4 billion at December 31, 2005 and $23.3 billion at December 31, 2004. The amount of GM’s consolidated cash and marketable securities is subject to intra-month and seasonal fluctuations and includes balances held by various GM business units and subsidiaries worldwide that are needed to fund their operations.

	Years Ended December 31,
	2006	2005	2004
	(Dollars in billions)

Cash and cash equivalents	$23.8	$15.2	$13.1
Marketable securities	0.1	1.4	6.7
Readily-available assets of VEBA trusts	2.5	3.8	3.5

Available Liquidity	$26.4	$20.4	$23.3

In addition to the $2.5 billion of readily-available VEBA trust assets included in available liquidity, GM expects to have access to additional VEBA trust assets over time to reimburse OPEB plan costs. These additional VEBA trust assets totaled approximately $15.3 billion at December 31, 2006, making the total VEBA trust assets available to GM $17.8 billion at December 31, 2006. At December 31, 2005, the total VEBA trust assets were $19.1 billion, $3.8 billion of which was readily available. At December 31, 2004, the total VEBA trust assets were $20 billion, $3.5 billion of which was readily available. The decline in VEBA balances since December 31, 2005 was primarily driven by $4.1 billion of withdrawals during 2006, partially offset by favorable asset returns during the year.

On November 30, 2006, GM consummated the GMAC Transaction, in which it sold a controlling interest in GMAC to FIM Holdings. The total value of the cash proceeds and distributions to GM after repayment of certain intercompany obligations and before it purchased preferred membership interests of GMAC was expected to be approximately $14 billion over three years, comprised of the $7.4 billion purchase price and the $2.7 billion cash dividend at closing and other transaction related cash flows including monetization of certain retained assets over three years. From the proceeds, GM invested $1.4 billion of cash in new preferred membership interests of GMAC. Subsequent to December 31, 2006, it was determined that GM would be required to make a capital contribution to GMAC of approximately $1 billion to restore its adjusted tangible equity balance to the contractually required amount of $14.4 billion, due to the decrease in the adjusted tangible equity balance of GMAC as of November 30, 2006.

GM also has a $4.6 billion standby revolving credit facility with a syndicate of banks, of which $150 million terminates in June 2008 and $4.5 billion terminates July 2011. There are approximately $69 million of letters of credit issued under the credit facility, but no loans are currently outstanding. GM believes that the banks will continue to lend under the facility, notwithstanding the restatement of certain historical financial statements described in this Annual Report on Form 10-K. Under the $4.5 billion secured facility, borrowings are limited to an amount based on the value of the underlying collateral, which consists of certain North American accounts receivable and inventory of GM, Saturn Corporation, and GM Canada, certain plants, property and equipment of GM Canada, and a pledge of 65% of the stock of the holding company for GM’s indirect subsidiary GM de Mexico. In addition to the $4.5 billion secured line of credit, the collateral also secures certain lines of credit, automatic clearinghouse and overdraft arrangements, and letters of credit provided by the same secured lenders, totaling

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Available Liquidity — (continued)

approximately $1.5 billion. In the event of certain work stoppages, the secured facility would be temporarily reduced to $3.5 billion.

GM believes that it is possible that issues may arise from its most recent restatement of its prior financial statements under various other financing arrangements. These financing arrangements consist principally of obligations in connection with sale/leaseback transactions and other lease obligations (including off-balance sheet arrangements) and do not include GM’s public debt indentures. In view of the recent restatement of its prior financial statements, GM has evaluated the effect of its restatement under these agreements, including its legal rights (such as its ability to cure) with respect to any claims that could be asserted. Based on its review, GM believes that amounts subject to possible claims of acceleration, termination or other remedies are not likely to exceed $2.7 billion (consisting primarily of off-balance sheet arrangements), although no assurances can be given as to the likelihood, nature, or amount of any claims that may be asserted. Moreover, GM believes there may be economic or other disincentives for third parties to raise such claims to the extent they have them. Based on this review, GM reclassified approximately $257 million of these obligations from long-term debt to short-term debt. GM believes that it has sufficient liquidity over the short and medium term, regardless of the resolution of these matters.

GM also has an additional $1.2 billion in undrawn committed facilities (including certain off-balance sheet securitization programs) with various maturities and $0.8 billion in undrawn uncommitted lines of credit. In addition, GM’s consolidated affiliates with non-GM minority shareholders, primarily GM Daewoo, have a combined $1.6 billion in undrawn committed facilities.

Other potential measures to strengthen available liquidity could include the sale of non-core assets, additional public or private financing transactions, and recoveries under the Framework Agreement entered into with Delphi and the Plan Investors. In January 2007, GM announced that it was looking at strategic options for its Allison Transmission commercial and military operations, including a potential sale of the business. Additionally, GM currently believes it has access to bank financing and limited access to the public markets through debt or equity or some combination thereof. Access to these markets is dependent on market conditions and our own financial condition. In connection with Delphi, the recoveries to GM under the arrangement contemplated by the Framework Agreement are expected to include an estimated $2.6 billion in cash for GM’s claims under the Delphi bankruptcy and up to $2.0 billion in cash and/or notes receivable in connection with the transfer of a portion of Delphi’s U.S. hourly pension plan obligations to GM. GM anticipates that such additional liquidity could be used in funding the turnaround plan and addressing the potential risks and contingencies described above in “Risk Factors — Risks Related to GM and its Automotive Business.”

Cash Flow

The increase in available liquidity to $26.4 billion at December 31, 2006 from $20.4 billion at December 31, 2005 was primarily a result of the GMAC Transaction, cash dividends received from GMAC, net cash received from GM’s partial sale of its interest in Suzuki common stock, increase in long-term borrowings, and withdrawals from GM’s VEBA trusts. This increase was partially offset by Auto’s loss before cumulative effect of a change in accounting principle, significant capital expenditures required to support the business, and cash payments for retiree healthcare and life insurance benefits.

Investments in marketable securities primarily consist of purchases, sales, and maturities of highly-liquid corporate, U.S. government, U.S. government agency, and mortgage-backed debt securities used for cash management purposes. During 2006, GM acquired approximately $0.2 billion of marketable securities while sales and maturities of marketable securities were approximately $1.7 billion.

For the year ended December 31, 2006, Auto had positive operating cash flow of $5.6 billion on a net loss of $3.0 billion. That result compares with the positive operating cash flow of $36 million and a net loss of $12.7 billion in 2005. Apart from the improvements in GM’s net loss position, 2006 operating cash flow included withdrawals of $4.1 billion from GM’s VEBA trust for its OPEB plans for reimbursement of retiree health-care and life insurance

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Available Liquidity — (concluded)

benefits provided to eligible plan participants. Operating cash flow was unfavorably impacted by approximately $0.4 billion of cash costs related to the GMNA restructuring initiative, $0.1 billion of cash costs related to the GME restructuring initiative, and $0.4 billion of cash costs related to the Delphi special attrition programs, for which the charges were recorded in 2003 to 2005.

The 2006 charge of $6.4 billion related to the UAW Attrition Agreement includes $2.1 billion for cash payments to employees, of which $1.4 billion was paid in 2006, and the balance of $0.7 billion is expected to be paid over the next three years. These payments were and will be funded using cash flow from operations. The remaining $4.3 billion of the charge reflects non-cash curtailment charges associated with GM’s pension, OPEB, and extended disability plans U.S. Hourly employees and consequently had no immediate cash flow impact.

Capital expenditures were a significant use of investing cash in 2006. Capital expenditures were $7.5 billion, primarily attributable to ongoing investment in GMNA required to support new product launches. For the years ended December 31, 2005 and 2004, capital expenditures were $7.9 billion and $7.3 billion, respectively. Favorable investing cash flows included $4.8 billion of dividends from GMAC, up from $2.5 billion in 2005 and $1.5 billion in 2004. The increase in dividends from GMAC in 2006 was largely attributable to the GMAC Transaction. Other favorable investing cash flows included $9.3 billion of proceeds from the sale of business units and equity investments, comprising GM’s sale of its controlling interest in GMAC for approximately $7.4 billion in cash in November 2006 and GM’s sale of its interest in Suzuki common stock for approximately $2.0 billion in March 2006. GM anticipates total annual capital spending to be between $8.5 billion and $9 billion in 2007 and 2008, of which approximately $5.7 billion in 2007 and approximately $5.5 billion to $5.7 billion in 2008 will be devoted to GMNA.

Debt

Auto’s total debt, including capital leases, industrial revenue bond obligations, and borrowings from GMAC at December 31, 2006 was $38.7 billion, of which $5.7 billion was classified as short-term or current portion of long-term debt and $33.0 billion was classified as non-current long-term. At December 31, 2005, total debt was $34.2 billion, of which $1.6 billion was short-term or current portion of long-term debt and $32.6 billion was non-current long-term. This increase in total debt was primarily a result of the issuance of a $1.5 billion term loan on November 29, 2006 and the classification of $2.9 billion of liabilities due to GMAC as debt as of December 31, 2006 instead of an amount due to GMAC prior to the GMAC Transaction.

Short-term borrowing and current portion of long-term debt of $5.7 billion includes approximately $1.2 billion related to convertible debentures that were puttable to GM and of which $1.1 billion was settled for cash on March 6, 2007, approximately $1.0 billion of debt issued by GM’s subsidiaries and consolidated affiliates, and $2.8 billion of related party debt, mainly dealer financing from GMAC. The reclassification of GMAC financing was the primary driver of the increase in short-term debt year over year. GM funded the settlement of the convertible debentures using cash flow from operations and available liquidity. GM has various debt maturities of approximately $2.8 billion in 2008 and $0.7 billion in 2009. GM believes it has adequate liquidity to settle those obligations as they become due.

In order to provide financial flexibility to GM and its suppliers, GM maintains a trade payables program through GMAC Commercial Finance (GMACCF). Under the terms of the GMAC Transaction, GM will be permitted to continue administering the program through GMACCF so long as GM provides the funding of advance payments to suppliers under the program. As of May 1, 2006, GM commenced funding of the advance payments, and as a result, at December 31, 2006, there was no outstanding balance owed by GM to GMACCF under the program.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Available Liquidity — (concluded)

Net Liquidity

Net liquidity, calculated as cash, marketable securities, and $2.5 billion ($3.8 billion at December 31, 2005) of readily-available assets of the VEBA trust less the short-term borrowings and long-term debt, was a negative $12.3 billion at December 31, 2006, compared with a negative $13.8 billion at December 31, 2005.

Financing and Insurance Operations

As described above under “GMAC — Sale of 51% Controlling Interest,” prior to consummation of the GMAC Transaction, GMAC dividended to GM lease-related assets having a net equity value of approximately $4 billion and related deferred tax liabilities of $1.8 billion. This dividend resulted in the transfer to GM of two bankruptcy-remote subsidiaries that hold the equity interests in ten trusts that own leased vehicles and issued asset-backed securities secured by the vehicles. GMAC originated those securitizations and remains as the servicer of the securitizations. GM consolidates the bankruptcy-remote subsidiaries and the ten trusts for financial reporting purposes. As a result, at December 31, 2006, GM had vehicles subject to operating leases of $11.8 billion, other net assets of $1.5 billion, outstanding secured debt of $9.4 billion, and net equity of $3.9 billion associated with these bankruptcy-remote subsidiaries. The secured debt has recourse solely to the leased vehicles and related assets. GM continues to be obligated to the bankruptcy-remote subsidiaries for residual support payments on the leased vehicles in an amount estimated to equal approximately $1.6 billion at December 31, 2006. However, neither the securitization investors nor the trusts have any rights to the residual support payments. GM expects the operating leases and related securitization debt to gradually amortize over the next three to four years resulting in the release to these two bankruptcy-remote subsidiaries of certain cash flows related to their ownership of the securitization trusts and related operating leases. The cash flow that GM expects to realize from the leased vehicle securitizations over the next three to four years will come from three principal sources. The first is cash released from the securitizations on a monthly basis, as a result of available funds exceeding debt service and other required payments in that month. The second is cash received upon and following termination of a securitization, to the extent of remaining overcollateralization. The third is a return of the residual support payments owing from GM each month. Since being transferred from GMAC to GM and through December 31, 2006, the total cash flows released to these two bankruptcy-remote subsidiaries was approximately $118 million.

Status of Debt Ratings

Dominion Bond Rating Services (DBRS), Moody’s Investor Service ( Moody’s), Fitch, and S&P currently rate GM’s credit at non-investment grade. The following table summarizes GM’s credit ratings as of March 12, 2007:

Rating Agency	Senior Unsecured Debt	Outlook	Commercial Paper

DBRS	B	Negative	R-5
Fitch	B	Rating Watch Negative	Withdrawn
Moody’s	Caa1	Negative	Not Prime
S&P	B-	Negative	B-3

During 2006, each of DBRS, Fitch, Moody’s and S&P downgraded GM’s unsecured debt.

On July 24, 2006 DBRS downgraded GM’s senior unsecured rating to B from B (high) and commercial paper rating to R-3 (low) from R-3 (middle) following the completion of the aforementioned secured credit transaction. The trend remained negative. On September 15, 2006, DBRS revised its short-term credit rating on GM to R-5 Negative from R-3 (low) Negative as a result of its new ratings methodology. On November 30, 2006 DBRS affirmed GM’s senior unsecured rating at B (negative trend) and commercial paper rating at R-5 (negative trend).

On March 1, 2006, Fitch downgraded GM’s senior unsecured rating from B+ to B. On June 20, 2006, Fitch assigned a BB rating with negative rating watch to GM’s secured credit facility. GM’s issuer rating remained unchanged at B, on Rating Watch Negative. On November 13, 2006, Fitch assigned a BB rating with negative rating watch to GM’s secured term loan.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Status of Debt Ratings — (concluded)

On February 21, 2006, Moody’s downgraded GM’s senior unsecured debt to B2 with a negative outlook from B1 under review for a possible downgrade. On March 16, 2006, Moody’s placed the senior unsecured ratings of GM under review for a possible downgrade. On March 29, 2006 Moody’s downgraded GM’s senior unsecured debt to B3 with a negative outlook. On May 5, 2006, Moody’s placed GM’s senior unsecured debt rating under review for a possible downgrade. GM’s corporate rating was unaffected. On June 20, 2006, Moody’s assigned a B2 rating to GM’s secured credit facility, affirmed the company’s B3 corporate rating and lowered its unsecured credit rating to Caa1. The rating outlook is negative. On September 22, 2006, Moody’s revised the debt rating of the secured credit facility as a result of new Loss-Given-Default methodology to Ba3 from B2. Issuer credit rating and long-term unsecured debt rating of GM were unaffected. On November 13, 2006, Moody’s assigned a Ba3 rating to GM’s new senior secured term loan.

On March 29, 2006, S&P placed both GM’s long-term B and short-term B-3 corporate credit ratings on CreditWatch with negative implications. On June 20, 2006, S&P assigned a B+ credit rating on the proposed GM senior bank loan facility with a recovery rating of “1” signifying that lenders can expect full recovery of principal in the event of a payment default. At the same time, S&P affirmed the company’s B corporate credit rating and lowered the senior unsecured debt rating on GM to B- as a result of the secured bank transaction and the rating remained on CreditWatch with negative implications. On November 14, 2006, S&P assigned a B+ credit rating on the proposed GM senior term loan facility with a recovery rating of “1” signifying that lenders can expect full recovery of principal in the event of a payment default. On December 13, 2006 S&P affirmed its B corporate credit rating with negative outlook on GM and removed the credit rating from CreditWatch.

While the ratings actions described above have increased borrowing costs and limited access to unsecured debt markets, these outcomes have been mitigated by actions taken by GM over the past few years to focus on increased use of liquidity sources other than institutional unsecured markets, which are not directly affected by ratings on unsecured debt, including secured funding sources and conduit facilities. Further reductions of GM’s credit ratings could increase the possibility of additional terms and conditions contained in any new or replacement financing arrangements. As a result of specific funding actions taken over the past few years, management believes that GM will continue to have access to sufficient capital to meet its ongoing funding needs over the short and medium-term. Notwithstanding the foregoing, management believes that the current ratings situation and outlook increase the level of risk for achieving GM’s funding strategy. In addition, the ratings situation and outlook increase the importance of successfully executing GM’s plans for improvement of operating results.

Pension and Other Postretirement Benefits

Plans covering represented employees generally provide benefits of negotiated, stated amounts for each year of service as well as significant supplemental benefits for employees who retire with 30 years of service before normal retirement age.

GM’s policy with respect to its qualified pension plans is to contribute annually not less than the minimum required by applicable law and regulation, or to directly pay benefit payments where appropriate. As of December 31, 2006, all legal funding requirements had been met. GM made contributions to its pension plans as follows:

	2006	2005	2004
	(Dollars in millions)

U.S. hourly and salaried	$2	$—	$—
Other U.S.	78	125	117
Non-U.S.	889	708	802

In 2007, GM does not have any contributions due for its U.S. hourly or salaried pension plans. GM does not expect to make any discretionary contributions into the U.S. hourly or salaried pension plans in 2007. GM expects to

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Pension and Other Postretirement Benefits — (concluded)

contribute or pay benefits of approximately $100 million to its other U.S. pension plan and $600 million to its primary non-U.S. pension plans, which include GM Canada, Adam Opel, and Vauxhall, in 2007.

GM’s U.S. hourly and salaried pension plans were overfunded by $17.1 billion in 2006 and $7.5 billion in 2005. This increase was primarily attributable to strong actual asset returns of approximately 15% in 2006. GM’s non-U.S. pension plans were underfunded by $10.9 billion at the end of 2006 and $10.7 billion at the end of 2005.

GM also maintains hourly and salaried OPEB plans that provide postretirement medical, dental, vision and life insurance to most U.S. retirees and eligible dependents. Certain of the non-U.S. subsidiaries have postretirement benefit plans, although most participants are covered by government sponsored or administered programs. GM’s U.S. OPEB plan was underfunded by $47.4 billion in 2006 and $62.1 billion in 2005. GM’s non-U.S. OPEB plans were underfunded by $3.7 billion in 2006 and $3.8 billion in 2005.

In 2006, GM withdrew a total of $4.1 billion from plan assets of its VEBA trusts for its OPEB plans for reimbursement of retiree healthcare and life insurance benefits provided to eligible plan participants. In 2005, GM withdrew a total of $3.2 billion from its VEBA trust. In 2007, GM currently anticipates to withdraw approximately $2 billion from plan assets of its VEBA trust for OPEB plans.

Pursuant to the UAW Health Care Settlement Agreement, GM is required to make certain contributions to a new independent VEBA trust to be used to mitigate the effect of reduced GM health-care coverage for UAW retirees over a number of years. GM has no control over the assets of this VEBA trust.

The following benefit payments, which reflect estimated future employee services, as appropriate, are expected to be paid:

	Pension Benefits*
		Primary	Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(Dollars in millions)

2007	$7,270	$956	$3,751	$146
2008	7,142	1,027	3,895	157
2009	7,037	1,056	4,035	167
2010	6,959	1,097	4,161	177
2011	6,890	1,140	4,254	187

*	Benefits for most U.S. pension plans and certain non-U.S. pension plans are paid out of plan assets rather than cash.

Off-Balance Sheet Arrangements

GM uses off-balance sheet arrangements where the economics and sound business principles warrant their use. GM’s principal use of off-balance sheet arrangements occurs in connection with the securitization and sale of financial assets.

The financial assets sold by GM consist principally of trade receivables that are part of a securitization program that GM has participated in since 2004. As part of this program, GM entered into an agreement to sell undivided interests in eligible trade receivables up to $850 million and $1 billion in 2006 and 2005, respectively, to a bank conduit that funds its purchases through issuance of commercial paper or via direct bank funding. The receivables under the program were sold at a fair market value and were excluded from the consolidated balance sheets. The loss on the trade receivables sold is included in Automotive cost of sales and was $30 million in 2006 and $23 million in 2005. The amount of receivables sold as of December 31, 2006 and 2005 was $200 million and $444 million, respectively. GM does not have a retained interest in the receivables sold, but performs collection and administrative functions. The gross amount of proceeds received from the sale of receivables under this program was approximately $9.0 billion and $12.8 billion in 2006 and 2005, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Off-Balance Sheet Arrangements — (concluded)

In addition to this securitization program, GM participates in other trade receivable securitization programs, primarily in Europe. Financing providers had a beneficial interest in GM’s pool of eligible European receivables of $0.1 billion and $0.3 billion as of December 31, 2006 and 2005, respectively, related to those securitization programs.

GM leases real estate and equipment from various off-balance sheet entities that have been established to facilitate the financing of those assets for GM by nationally prominent lessors that GM believes are creditworthy. These assets consist principally of office buildings, warehouses, and machinery and equipment. The use of such entities allows the parties providing the financing to isolate particular assets in a single entity and thereby syndicate the financing to multiple third parties. This is a conventional financing technique used to lower the cost of borrowing and, thus, the lease cost to a lessee such as GM. There is a well-established market in which institutions participate in the financing of such property through their purchase of ownership interests in these entities, and each is owned by institutions that are independent of, and not affiliated with, GM. GM believes that no officers, directors, or employees of GM, or their affiliates hold any direct or indirect equity interests in such entities.

Because of the GMAC Transaction in November 2006, GMAC’s assets in off-balance sheet entities were not attributable to GM at the end of 2006. The GMAC transaction and a lower utilization of GM’s trade receivables securitization primarily explain the decrease in off-balance sheet arrangements. Assets in off-balance sheet entities were as follows:

	December 31
	2006	2005
	(Dollars in millions)

Assets leased under operating leases	$2,248	$2,430
Trade receivables sold*	309	708

Total	$2,557	$3,138

*	As of December 31, 2005, additional off-balance sheet trade receivables sold to GMAC were $525 million.

Contractual Obligations and Other Long-Term Liabilities

GM has the following minimum commitments under contractual obligations, including purchase obligations, as defined by the SEC. A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on GM and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on GM’s balance sheet under GAAP. Based on this definition, the table below includes only those contracts which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Contractual Obligations and Other Long-Term Liabilities — (concluded)

The following table provides aggregated information about our outstanding contractual obligations and other long-term liabilities as of December 31, 2006.

	Payments Due by Period
	2007	2008-2009	2010-2011	2012 and after	Total
	(Dollars in millions)

Debt	$5,585	$2,416	$1,745	$27,375	$37,121
Capital lease obligations	229	1,134	181	380	1,924
Operating lease obligations	535	890	770	788	2,983
Contractual commitments for capital expenditures	644	59	5	4	712
Other contractual commitments:
Postretirement benefits(1)	4,144	5,610	6,582	—	16,336
Less: VEBA assets(2)	(4,144)	(5,610)	(6,582)	—	(16,336)
Net post retirement benefits	—	—	—	—	—
Material	1,858	2,620	1,222	375	6,075
Information technology	1,065	98	1	—	1,164
Marketing	1,438	719	394	36	2,587
Facilities	465	549	169	81	1,264
Rental car repurchases	6,353	5	—	—	6,358
Policy, product warranty and recall campaigns liability	4,417	4,094	508	45	9,064

Total contractual commitments	$22,589	$12,584	$4,995	$29,084	$69,252

Remaining balance postretirement benefits	$723	$2,641	$3,192	$45,113	$51,669
Less: VEBA assets(2)	(543)	—	—	—	(543)

Net	$180	$2,641	$3,192	$45,113	$51,126

(1)	Amounts include postretirement benefits under the current contractual labor agreements in North America. The remainder of the estimated liability, for benefits beyond the current labor agreement and for essentially all salaried employees, is classified under remaining balance of postretirement benefits. These obligations are not contractual.

(2)	Total VEBA assets were allocated based on projected spending requirements. Amount includes $0.1 billion VEBA withdrawal in the fourth quarter of 2006.

The combined U.S. hourly and salaried pension plans were $17.1 billion overfunded at year-end 2006. As a result, GM does not expect to make any contributions to its U.S. hourly and salaried pension plans for the foreseeable future, assuming there are no material changes in present market conditions.

Dividends

Dividends may be paid on our $1 2/3 par value common stock when, as, and if declared by GM’s board of directors in its sole discretion out of amounts available for dividends under applicable law. Under Delaware law, our board may declare dividends only to the extent of our statutory “surplus” (i.e., total assets minus total liabilities, in each case at fair market value, minus statutory capital), or if there is no such surplus, out of our net profits for the then current and/or immediately preceding fiscal year.

GM’s policy is to distribute dividends on its $1 2/3 par value common stock based on the outlook and indicated capital needs of the business. Cash dividends per share of GM $1 2/3 par value common stock were $1.00 in 2006, and

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Dividends — (concluded)

$2.00 in 2005 and 2004. At the February 6, 2007 meeting of the GM board of directors, the board approved the payment of a $0.25 quarterly dividend on GM $1 2/3 par value common stock for the first quarter of 2007. Cash dividends per share of common stock were $0.25 per quarter for 2006.

Critical Accounting Estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of asset and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. Management believes that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

Pension and OPEB

Pension and OPEB costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, health care cost trend rates, expected return on plan assets, mortality rates, retirement rates, and rate of compensation increase, discussed below:

•	Discount rates. Beginning with the 2005 year-end valuations, GM estimates the discount rate for its U.S. pension and OPEB obligations using an iterative process based on a hypothetical investment in a portfolio of high-quality bonds (rated AA or higher by a recognized rating agency) and a hypothetical reinvestment of the proceeds of such bonds upon maturity (at forward rates derived from a yield curve) until its U.S. pension and OPEB obligations are fully defeased. GM incorporates this reinvestment component into its methodology because it is not feasible, in light of the magnitude and time horizon over which its U.S. pension and OPEB obligations extend, to accomplish full defeasance through direct cash flows from an actual set of bonds selected at any given measurement date. This improved methodology, considered a change in estimate, was developed during 2005 and was adopted because it was deemed superior to the previously available algorithms for estimating assumed discount rates. In particular, this approach permits a better match of future cash outflows related to benefit payments with future cash inflows associated with bond coupons and maturities.

Prior to the 2005 year-end valuations, GM estimated the discount rate for its U.S. pension and OPEB obligations by reference to Moody’s AA Index, Citibank Salomon Smith Barney’s above-median curve, and Watson Wyatt’s bond-matching model as well as benchmarking.

•	Health care cost trend rate. Our health-care cost trend rate is based on historical retiree cost data, near term health care outlook, including appropriate cost control measures implemented by GM, and industry benchmarks and surveys.

•	Expected return on plan assets. Our expected return on plan assets is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations), and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return.

•	Mortality rates. Mortality rates are based on actual and projected plan experience.

•	Retirement rates. Retirement rates are based on actual and projected plan experience.

•	Rate of compensation increase. The rate of compensation increase for final pay plans reflects our long-term actual experience and our outlook, including contractually agreed upon wage rate increases for represented hourly employees.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Pension and OPEB — (concluded)

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

The following information illustrates the sensitivity to a change in certain assumptions for U.S. pension plans (as of December 31, 2006 the projected benefit obligation (PBO) for U.S. pension plans was $85 billion):

	Effect on 2007		Effect on
	Pre-Tax		December 31, 2006
Change in Assumption	Pension Expense		PBO

25 basis point decrease in discount rate	+$	110 million	+$ 2.0 billion
25 basis point increase in discount rate	−$	110 million	−$ 2.0 billion
25 basis point decrease in expected return on assets	+$	230 million	—
25 basis point increase in expected return on assets	−$	230 million	—

GM’s U.S. pension plans generally provide covered U.S. hourly employees with pension benefits of negotiated, flat dollar amounts for each year of credited service earned by an individual employee. Formulas providing for such stated amounts are contained in the prevailing labor contract that expires in September 2007. Consistent with GAAP, the 2006 pension expense and December 31, 2006 PBO do not comprehend any future benefit increases or decreases from one contract to the next. The current cycle for negotiating new labor contracts is every four years. There is no past practice of maintaining a consistent level of benefit increases or decreases from one contract to the next. However, the following data illustrates the sensitivity of pension expense and PBO to hypothetical assumed changes in future basic benefits. An annual one-percentage point increase in the benefit units for U.S. hourly employees would result in a $100 million increase in 2007 pension expense and a $510 million increase in the December 31, 2006 U.S. hourly plan PBO. An annual one-percentage point decrease in the same benefit unit would result in a $90 million decrease in 2007 pension expense and a $460 million decrease in the same PBO.

The following table illustrates the sensitivity to a change in the discount rate assumption related to GM’s U.S. OPEB plans (the U.S. accumulated postretirement benefit obligation (APBO) was a significant portion of GM’s worldwide APBO of $68 billion as of December 31, 2006):

Effect on
	Effect on 2007		December 31, 2006
Change in Assumption	Pre-Tax OPEB Expense		APBO

25 basis point decrease in discount rate	+$	107 million	+$ 1.8 billion
25 basis point increase in discount rate	−$	102 million	−$ 1.7 billion

A one-percentage point increase in the assumed U.S. health care trend rates would have increased the U.S. APBO by $6.0 billion, and the aggregate service and interest cost components of non-pension postretirement benefit expense on an annualized basis by $502 million. A one-percentage point decrease would have decreased the U.S. APBO by $5.0 billion and the aggregate service and interest cost components of non-pension postretirement benefit expense on an annualized basis by $413 million.

The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Deferred Taxes

GM recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. GM regularly evaluates for recoverability its deferred tax assets and establishes a valuation allowance based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. GM considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. If GM is unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, GM could be required to increase its valuation allowance against its deferred tax assets resulting in additional income tax expense. As of December 31, 2006, we had approximately $34.8 billion in U.S. net deferred tax assets. At this time, we consider it more likely than not that we will have U.S. taxable income in the future that will allow us to realize these deferred tax assets. However, it is possible that some or all of these deferred tax assets could ultimately expire unused, especially if GM’s automotive operations are not profitable.

Sales Incentives

At the later of the time of sale or the time an incentive is announced to dealers (applies to vehicles sold by GM and in dealer inventory), GM records as a reduction of revenue the estimated impact of sales allowances in the form of dealer and customer incentives. There may be numerous types of incentives available at any particular time. Incentive programs are generally brand specific, model specific, or regionally specific. Some factors used in estimating the cost of incentives include the volume of vehicles that will be affected by the incentive programs offered by product, product mix, and the rate of customer acceptance of any incentive program. If the actual number of affected vehicles differs from this estimate, or if a different mix of incentives is actually paid, the reduction of revenue for sales incentives could be affected. As discussed above, there are a multitude of inputs affecting the calculation of the estimate for sales allowances, an increase or decrease of any of these variables could have a significant impact on the reduction of revenue for sales allowances.

Policy, Warranty and Recalls

Provisions for estimated expenses related to policy and product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. Management actively studies trends of claims and takes action to improve vehicle quality and minimize claims. Actual experience could differ from the amounts estimated requiring adjustment to these liabilities in future periods.

Impairment of Long-Lived Assets

GM periodically reviews the carrying value of its long-lived assets held and used, other than goodwill and intangible assets with indefinite lives and assets to be disposed of, when events and circumstances warrant and in conjunction with the annual business planning cycle. This review is performed using estimates of future cash flows discounted at a rate commensurate with the risk involved. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Product lines could become impaired in the future or require additional charges as a result of declines in profitability due to changes in volume, pricing or costs.

Postemployment Benefits

Costs to idle, consolidate, or close facilities and provide postemployment benefits to employees on an other than temporary basis are accrued based on management’s best estimate of the wage and benefits costs that will be incurred for qualified employees under the JOBS bank provisions of the current labor agreement through the date of its expiration in September 2007, plus estimated costs expected to be paid thereafter. These estimates include a 45% and 9% projected level of acceptance of normal and early retirement offers, respectively, made pursuant to the current labor agreement. The estimates of acceptances were based on GM’s historical experience of offering such

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Postemployment Benefits — (concluded)

programs. Costs related to the idling of employees that is expected to be temporary are expensed as incurred. GM reviews the adequacy and continuing need for these liabilities on an annual basis in conjunction with its year-end production and labor forecasts. Furthermore, GM reviews the reasonableness of these liabilities on a quarterly basis.

Valuation of Operating Leases and Lease Residuals

In accounting for operating leases, management must make a determination at the beginning of the lease of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term, which typically ranges from nine months to four years. The customer is obligated to make payments during the term of the lease to the contract residual. However, since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the value of the vehicle is below the residual value estimated at contract inception.

The residual values represent an estimate of the values of the assets at the end of the lease contracts and are initially determined by consulting independently published residual value guides. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and may make adjustments to the extent the expected value of the vehicle at lease termination changes. For operating leases arising from vehicle sales to daily rental car companies, the adjustment may be in the form of revisions to the depreciation rate or recognition of an impairment loss. Impairment is determined to exist if the undiscounted expected future cash flows are lower than the carrying value of the asset. For operating leases arising from vehicles sold to dealers, the adjustment is made to the estimate of marketing incentive accruals for residual support programs initially recognized when vehicles are sold to dealers (refer to Marketing Incentives and Operating Lease Residuals in Note 28). When a lease vehicle is returned to us, the asset is reclassified from investment in operating leases to inventory at the lower of cost or estimated fair value, less costs to sell.

Our depreciation methodology on operating lease assets considers management’s expectation of the value of the vehicles upon lease termination, which is based on numerous assumptions and factors influencing used automotive vehicle values. The critical assumptions underlying the estimated carrying value of automotive lease assets include: (1) estimated market value information obtained and used by management in estimating residual values, (2) proper identification and estimation of business conditions, (3) our remarketing abilities, and (4) GM’s vehicle and marketing programs. Changes in these assumptions could have a significant impact on the value of the lease residuals.

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

New Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

New Accounting Standards — (continued)

effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Management estimates that upon adoption, a cumulative effect adjustment of approximately $50 million to $100 million will decrease reserves for uncertain tax positions and increase retained earnings. This estimate is subject to revision as management completes its analysis.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Quantifying Financial Misstatements”, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. This bulletin is effective for financial statements for the first fiscal year ending after November 15, 2006. Prior to the issuance of this Bulletin, GM quantified the impact of errors using both the iron curtain approach and rollover approach, therefore, this SAB has no financial statement impact for GM.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (SFAS No. 157) which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact of this standard on GM’s financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (SFAS No. 158) which amends SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS No. 87), SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), and SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132(R)). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal year ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. GM adopted the recognition of an asset and liability related to the funded status provisions of SFAS No. 158 at December 31, 2006. The additional net pension and OPEB liability included on the balance sheet is $27.4 billion. The impact of adoption also resulted in additional net deferred tax assets of $10.8 billion. The impact of adoption to shareholders’ equity was a reduction of $16.9 billion. There was no impact on pension or OPEB expense, cash flow or benefits plans. See Note 19 for further discussion of the implementation of the recognition provisions of SFAS No. 158. Management has elected to early adopt the measurement-date provisions of SFAS No. 158, which requires new measurement dates coinciding with GM’s fiscal year for all plans, for 2007. GM will use the “two-measurement” approach in adopting the measurement-date provisions of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

New Accounting Standards — (continued)

SFAS No. 158. See Note 19 for further discussions of the measurement-date provisions of SFAS No. 158 which were early adopted by GM on January 1, 2007.

In October 2006, the FASB issued FSP No. 123(R)-5 “Amendment of FASB Staff Position FAS No. 123(R)-1”. This FSP amends FSP FAS No. 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under SFAS No. 123(R),” to clarify that freestanding financial instruments that were originally issued as employee compensation subject to SFAS No. 123(R) and subsequently modified solely to reflect an equity restructuring that occurs when the holders are no longer employees, should continue to be subject to the recognition and measurement provisions of SFAS No. 123(R) if certain conditions are met. The provisions in this FSP are effective for the first reporting period beginning after October 10, 2006. GM adopted the provisions of FSP 123(R)-5 on January 1, 2007. This guidance did not have a material effect on GM’s financial condition and results of operations.

In October 2006, the FASB issued FSP No. 123(R)-6 “Technical Corrections of FASB Statement No. 123(R),” which revises the definition of “short-term inducement” to exclude an offer to settle an award. The provisions of this FSP are effective for the first reporting period beginning after October 20, 2006. GM adopted the provisions of FSP 123R-6 on January 1, 2007. This guidance did not have a material effect on GM’s financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115” (SFAS No. 159), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Management is currently assessing the potential impact of the standard on GM’s financial condition and results of operations.

Forward-Looking Statements

In this report, in reports subsequently filed by GM with the SEC on Form 10-Q and filed or furnished on Form 8-K, and in related comments by management of GM, our use of the words “expect,” “anticipate,” “estimate,” “forecast,” “initiative,” “objective,” “plan,” “goal,” “project,” “outlook,” “priorities,” “target,” “intend,” “evaluate,” “pursue,” “seek,” “may,” “would,” “could,” “should,” “believe,” “potential,” “continue,” “designed,” “impact,” or the negative of any of those words or similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. All statements in this report and subsequent reports which GM may file with the SEC on Form 10-Q or file or furnish on Form 8-K, other than statements of historical fact, including without limitation, statements about future events and financial performance, are forward-looking statements that involve certain risks and uncertainties. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and GM’s actual results may differ materially due to a variety of important factors that may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K. Such factors include, among others, the following:

•	The ability of GM to realize production efficiencies, to achieve reductions in costs as a result of the turnaround restructuring and health care cost reductions and to implement capital expenditures at levels and times planned by management;

•	The pace of product introductions;

•	Market acceptance of the Corporation’s new products;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Forward-Looking Statements — (continued)

•	Significant changes in the competitive environment and the effect of competition in the Corporation’s markets, including on the Corporation’s pricing policies;

•	Our ability to maintain adequate liquidity and financing sources and an appropriate level of debt;

•	Changes in the existing, or the adoption of new, laws, regulations, policies, or other activities of governments, agencies, and similar organizations where such actions may affect the production, licensing, distribution, or sale of our products, the cost thereof or applicable tax rates;

•	Costs and risks associated with litigation;

•	The final results of investigations and inquiries by the SEC and other governmental agencies;

•	Changes in our accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, including the range of estimates for the Delphi pension benefit guarantees, which could result in an impact on earnings;

•	Changes in relations with unions and employees/retirees and the legal interpretations of the agreements with those unions with regard to employees/retirees;

•	Negotiations and bankruptcy court actions with respect to Delphi’s obligations to GM, negotiations with respect to GM’s obligations under the pension benefit guarantees to Delphi employees, and GM’s ability to recover any indemnity claims against Delphi;

•	Labor strikes or work stoppages at GM or its key suppliers such as Delphi or financial difficulties at GM’s key suppliers such as Delphi;

•	Additional credit rating downgrades and the effects thereof;

•	Shortages of and price increases for fuel; and

•	Changes in economic conditions, commodity prices, currency exchange rates, or political stability in the markets in which we operate.

In addition, GMAC’s actual results may differ materially due to numerous important factors that are described in GMAC’s most recent report on SEC Form 10-K, which may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K. Such factors include, among others, the following:

•	Factors affecting results of operations and financial condition such as credit ratings, adequate access to the market, changes in the residual value of off-lease vehicles, changes in U.S. government-sponsored mortgage programs, disruptions in the markets in which its mortgage subsidiaries operate, and changes in its contractual servicing rights;

•	Significant changes in the competitive environment and the effect of competition in the GMAC’s markets, including on the GMAC’s pricing policies;

•	Its ability to maintain adequate financing sources;

•	Its ability to maintain an appropriate level of debt;

•	Restrictions on ResCap’s ability to pay dividends and prepay subordinated debt obligations to GMAC;

•	Changes in the residual value of off-lease vehicles;

•	Changes in U.S. government-sponsored mortgage programs or disruptions in the markets in which GMAC’s mortgage subsidiaries operate;

•	Changes in its contractual servicing rights;

•	Costs and risks associated with litigation;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Forward-Looking Statements — (concluded)

•	Changes in GMAC’s accounting assumptions that may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings;

•	Changes in the credit ratings of GMAC or GM;

•	The threat of natural calamities;

•	Changes in economic conditions, currency exchange rates, or political stability in the markets in which it operates; and

•	Changes in the existing, or the adoption of new, laws, regulations, policies, or other activities of governments, agencies and similar organizations.

We caution investors not to place undue reliance on forward-looking statements. We undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events, or other such factors that affect the subject of these statements, except where we are expressly required to do so by law.

* * * * * * *

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

GM is exposed to market risk from changes in foreign currency exchange rates, interest rates, and certain commodity and equity prices. The Company enters into a variety of foreign exchange, interest rate, and commodity forward contracts and options to maintain the desired level of exposure arising from these risks.

The overall financial risk management program is placed under the responsibility of the Risk Management Committee (RMC), which reviews and, where appropriate, approves recommendations on the level of exposure and the strategies to be pursued to mitigate these risks. A risk management control system is utilized to monitor the strategies, risks, and related hedge positions, in accordance with the policies and procedures approved by the RMC.

A discussion of GM’s accounting policies for derivative financial instruments is included in Note 3 to the Consolidated Financial Statements. Further information on GM’s exposure to market risk is included in Notes 23 and 24 to the Consolidated Financial Statements.

The following analyses provide quantitative information regarding GM’s exposure to foreign currency exchange rate risk, interest rate risk, and commodity and equity price risk. GM uses sensitivity analysis to measure the potential loss in the fair value of financial instruments with exposure to market risk. The model used assumes instantaneous, parallel shifts in exchange rates, interest rate yield curves, and commodity and equity prices. For options and other instruments with nonlinear returns, models appropriate to these types of instruments are utilized to determine the impact of market shifts. There are certain shortcomings inherent in the sensitivity analyses presented, primarily due to the assumption that exchange rates change in a parallel fashion and that interest rates change instantaneously. In addition, the analyses are unable to reflect the complex market reactions that normally would arise from the market shifts modeled.

Foreign Exchange Rate Risk

GM has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. Derivative instruments, such as foreign currency forwards, swaps and options are used to hedge these exposures. At December 31, 2006, the net fair value asset of financial instruments with exposure to foreign currency risk was approximately $8.4 billion compared to a net fair value liability of $3.5 billion at December 31, 2005. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would be approximately $1.8 billion and $0.5 billion for 2006 and 2005, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Foreign Exchange Rate Risk — (concluded)

The analysis excludes GMAC’s portfolio at December 31, 2006. This entity is reported as an equity-method investee from December 1, 2006, while it was consolidated at December 31, 2005.

Interest Rate Risk

GM is subject to market risk from exposure to changes in interest rates due to its financing activities. Interest rate risk is managed mainly with interest rate swaps.

At December 31, 2006 and 2005, the net fair value asset of financial instruments held for purposes other than trading with exposure to interest rate risk was approximately $25.3 billion and $41.9 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would be approximately $1.5 billion and $3.0 billion for 2006 and 2005, respectively.

The analysis excludes GMAC’s portfolio at December 31, 2006. This entity is reported as an equity-method investee from December 1, 2006, while it was consolidated at December 31, 2005.

Commodity Price Risk

GM is exposed to changes in prices of commodities used in its Automotive business, primarily associated with various non-ferrous and precious metals for automotive components, and energy used in the overall manufacturing process. Some of the commodity purchase contracts meet the definition of a derivative under SFAS No. 133. In addition, GM enters into various derivatives, such as commodity swaps and options, to offset its commodity price exposures.

At December 31, 2006 and 2005 the net fair value asset of derivative and purchase contracts was approximately $754.6 million and $781.6 million, respectively. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would be approximately $318.2 million and $289.5 million for 2006 and 2005, respectively. This amount excludes the offsetting impact of the commodity price risk inherent in the physical purchase of the underlying commodities.

Equity Price Risk

The available-for-sale equity securities at December 31, 2005 were related to the insurance business of GMAC. This entity is reported as an equity-method investee from December 1, 2006 and therefore its investments are no longer reported in the consolidated balance sheet.

* * * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Motors Corporation, its Directors, and Stockholders:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A, that General Motors Corporation and subsidiaries (the Corporation) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment resulting from deficiencies in the design or operation of the respective controls:

(1) The Corporation lacked the technical expertise and processes to ensure compliance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, and did not maintain adequate controls with respect to (a) timely tax account reconciliations and analyses, (b) coordination and communication between Corporate Accounting and Tax Staffs, and (c) timely review and analysis of corporate journals recorded in the consolidation process. This material weakness resulted in a restatement of prior financial statements, as described in Note 2 to the consolidated financial statements and, if not remediated, could result in a material misstatement in the future.

(2) The Corporation, in certain instances, lacked the technical expertise and did not maintain adequate procedures to ensure that the accounting for derivative financial instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), was appropriate. Procedures relating to hedging transactions in certain instances did not operate effectively to (a) properly evaluate hedge accounting treatment, (b) meet the documentation requirements of SFAS No. 133, (c) adequately assess and measure hedge effectiveness on a quarterly basis, and (d) establish the appropriate communication and coordination between relevant GM departments involved in complex hedging transactions. This material weakness resulted in a restatement of prior financial statements, as described in Note 2 to the consolidated financial statements and, if not remediated, could result in a material misstatement in the future.

(3) The Corporation did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with the Corporation’s complex financial accounting and reporting requirements. This material weakness contributed to the restatement of prior financial statements, as described in Note 2 to the consolidated financial statements and, if not remediated, has the potential to cause a material misstatement in the future.

(4) Due to the previously reported material weaknesses, as evidenced by the significant number and magnitude of out-of-period adjustments identified during the year-end closing process and the resulting restatement related to deferred taxes, and derivatives and hedging activities, management has concluded that the controls over the period-end financial reporting process were not operating effectively. Specifically, controls were not effective to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis. This material weakness contributed to the restatement of prior financial statements, as described in Note 2 to the consolidated financial statements and, if not remediated, has the potential to cause a material misstatement in the future.

Management has restated previously reported 2005 and 2004 consolidated financial statements due to these matters. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and the financial statement schedule listed at Item 15 as of and for the year ended December 31, 2006 (collectively, the financial statements and financial statement schedule). This report does not affect our report on such consolidated financial statements and financial statement schedule.

In our opinion, management’s assessment that the Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Corporation has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet and the related Consolidated Statements of Operations, Cash Flows, and Stockholders’ Equity (Deficit) of the Corporation as of and for the year ended December 31, 2006. Our audit also included the financial statement schedule listed at Item 15 as of and for the year ended December 31, 2006. Our report dated March 14, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included explanatory paragraphs concerning (1) the adoption of the funded status recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) and (2) the Corporation’s sale of a controlling interest in GMAC LLC.

/s/  Deloitte & Touche llp
Deloitte & Touche llp

Detroit, Michigan
March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Motors Corporation, its Directors, and Stockholders:

We have audited the accompanying Consolidated Balance Sheets of General Motors Corporation and subsidiaries (the Corporation) as of December 31, 2006 and 2005, and the related Consolidated Statements of Operations, Cash Flows, and Stockholders’ Equity (Deficit) for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed at Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Motors Corporation and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the accompanying 2005 and 2004 consolidated financial statements have been restated.

As discussed in Note 3 to the consolidated financial statements, the Corporation: (1) effective December 31, 2006, began to recognize the funded status of its benefit plans in its consolidated balance sheet to conform to Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), and (2) effective December 31, 2005, began to account for the estimated fair value of conditional asset retirement obligations to conform to FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

As discussed in Note 4 to the consolidated financial statements, on November 30, 2006, the Corporation sold a 51% controlling interest in GMAC LLC, its former wholly-owned finance subsidiary. Effective December 1, 2006, the Corporation’s remaining 49% interest in GMAC LLC is accounted for as an equity method investment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and an adverse opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/  Deloitte & Touche llp
Deloitte & Touche llp

Detroit, Michigan
March 14, 2007

Item 8.	Financial Statements and Supplementary Data

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
		(As restated,	(As restated,
		see Note 2)	see Note 2)

Net sales and revenues
Automotive sales	$172,927	$160,228	$163,341
Financial services and insurance revenues	34,422	34,427	32,010

Total net sales and revenues	207,349	194,655	195,351

Costs and expenses
Automotive cost of sales	164,682	158,887	152,115
Selling, general, and administrative expenses	25,081	27,513	25,969
Interest expense	16,945	15,607	11,913
Provisions for credit and insurance losses related to financing and insurance operations	4,071	3,430	4,315
Other expenses	4,238	7,024	1,584

Total costs and expenses	215,017	212,461	195,896

Operating loss	(7,668)	(17,806)	(545)
Automotive interest income and other non-operating income, net	2,721	1,066	1,400

Income (loss) before income taxes, equity income (loss) and minority interests and cumulative effect of a change in accounting principle	(4,947)	(16,740)	855
Income tax benefit	(2,785)	(5,870)	(1,126)
Equity income (loss) and minority interests, net of tax	184	562	720

Income (loss) before cumulative effect of a change in accounting principle	(1,978)	(10,308)	2,701
Cumulative effect of a change in accounting principle	—	(109)	—

Net income (loss)	$(1,978)	$(10,417)	$2,701

Basic earnings (loss) per share
Earnings (loss) before cumulative effect of a change in accounting principle	$(3.50)	$(18.23)	$4.78
Cumulative effect of a change in accounting principle	—	(0.19)	—

Earnings (loss) per share, basic	$(3.50)	$(18.42)	$4.78

Weighted average common shares outstanding, basic (millions)	566	565	565

Diluted earnings (loss) per share
Earnings (loss) before cumulative effect of a change in accounting principle	$(3.50)	$(18.23)	$4.76
Cumulative effect of a change in accounting principle	—	(0.19)	—

Earnings (loss) per share, diluted	$(3.50)	$(18.42)	$4.76

Weighted average common shares outstanding, diluted (millions)	566	565	567

Cash dividends per share	$1.00	$2.00	$2.00

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2006	2005
		(As restated,
		see Note 2)

ASSETS
Current Assets
Cash and cash equivalents	$23,774	$15,187
Marketable securities	138	1,416

Total cash and marketable securities	23,912	16,603
Accounts and notes receivable, net	8,216	5,917
Inventories	13,921	13,862
Equipment on operating leases, net	6,125	6,993
Deferred income taxes and other current assets	11,957	8,982

Total current assets	64,131	52,357
Financing and Insurance Operations Assets
Cash and cash equivalents	349	15,539
Investments in securities	188	18,310
Finance receivables, net	—	180,849
Loans held for sale	—	21,865
Assets held for sale	—	19,030
Equipment on operating leases, net	11,794	31,194
Equity in net assets of GMAC LLC	7,523	—
Other assets	2,269	25,157

Total Financing and Insurance Operations assets	22,123	311,944
Non-Current Assets
Equity in net assets of nonconsolidated affiliates	1,969	3,242
Property, net	41,934	38,543
Intangible assets, net	1,118	1,869
Deferred income taxes	32,967	23,761
Prepaid pension	17,366	37,576
Other assets	4,584	4,864

Total non-current assets	99,938	109,855

Total assets	$186,192	$474,156

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable (principally trade)	$26,931	$26,402
Short-term borrowings and current portion of long-term debt	5,666	1,627
Accrued expenses	35,225	42,697

Total current liabilities	67,822	70,726
Financing and Insurance Operations Liabilities
Accounts payable	1,214	3,731
Liabilities related to assets held for sale	—	10,941
Debt	9,438	253,508
Other liabilities and deferred income taxes	925	26,325

Total Financing and Insurance Operations liabilities	11,577	294,505
Non-Current Liabilities
Long-term debt	33,067	32,580
Postretirement benefits other than pensions	50,086	28,990
Pensions	11,934	11,225
Other liabilities and deferred income taxes	15,957	20,430

Total non-current liabilities	111,044	93,225

Total liabilities	190,443	458,456

Commitments and contingencies (Note 20)

Minority interests	1,190	1,047
Stockholders’ Equity (Deficit)
Preferred stock, no par value, authorized 6,000,000, no shares issued and outstanding	—	—
$1 2/3 par value common stock (2,000,000,000 shares authorized, 756,637,541 and 565,670,254 shares issued and outstanding at December 31, 2006, respectively, and 756,637,541 and 565,518,106 at December 31, 2005, respectively)	943	943
Capital surplus (principally additional paid-in capital)	15,336	15,285
Retained earnings	406	2,960
Accumulated other comprehensive (loss)	(22,126)	(4,535)

Total stockholders’ equity (deficit)	(5,441)	14,653

Total liabilities, minority interests, and stockholders’ equity (deficit)	$186,192	$474,156

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For the Years Ended December 31,
	2006	2005	2004
		(As restated,	(As restated,
		see note 2)	see note 2)
Cash flows from operating activities
Net income (loss)	$(1,978)	$(10,417)	$2,701
Cumulative effect of a change in accounting principle	—	109	—
Adjustments to reconcile income (loss) before cumulative effect of a change in accounting principle to net cash provided by (used in) operating activities:
Depreciation, impairments, and amortization expense	10,950	15,797	14,202
Mortgages: servicing rights and premium amortization	1,021	1,142	1,675
Goodwill impairment — GMAC	828	712	—
Delphi benefit guarantee	500	5,500	—
Loss on sale of 51% interest in GMAC	2,910	—	—
Provision for credit financing losses	1,799	1,074	1,944
Net gains on sale of credit receivables	(1,256)	(1,741)	(1,332)
Net gains on sale of investment securities	(1,006)	(104)	(52)
Other postretirement employee benefit (OPEB) expense	3,582	5,671	4,558
OPEB payments	(3,802)	(4,084)	(3,974)
VEBA/401(h) withdrawals	3,061	3,168	(8,618)
Pension expense	4,928	2,519	2,456
Pension contributions	(969)	(833)	(919)
Retiree lump sum and vehicle voucher expense, net of payments	(325)	(264)	(329)
Net change in mortgage loans	(21,578)	(29,119)	(2,312)
Net change in mortgage securities	427	(1,155)	614
Change in other investments and miscellaneous assets	(470)	(685)	104
Changes in assets and liabilities, net of acquisitions and disposals	(12,608)	(6,798)	(1,754)
Other	2,227	2,652	392

Net cash provided by (used in) operating activities	(11,759)	(16,856)	9,356

Cash flows from investing activities
Expenditures for property	(7,933)	(8,179)	(7,753)
Investments in marketable securities, acquisitions	(25,530)	(21,800)	(15,278)
Investments in marketable securities, liquidations	28,549	22,537	15,911
Net change in mortgage servicing rights	(61)	(267)	(326)
Increase in finance receivables	(1,160)	(6,582)	(38,673)
Proceeds from sale of finance receivables	18,374	31,652	23,385
Proceeds from sale of 51% interest in GMAC	7,353	—	—
Proceeds from sale of business units/equity investments	10,506	846	—
Operating leases, acquisitions	(17,070)	(15,496)	(14,324)
Operating leases, liquidations	7,039	5,362	7,696
Investments in companies, net of cash acquired	(357)	1,355	(60)
Other	(15)	(863)	1,359

Net cash provided by (used in) investing activities	19,695	8,565	(28,063)

Cash flows from financing activities
Net increase (decrease) in short-term borrowings	7,033	(10,126)	2,192
Borrowings of long-term debt	79,566	78,276	73,511
Payments made on long-term debt	(92,290)	(69,566)	(57,822)
Cash dividends paid to stockholders	(563)	(1,134)	(1,129)
Other	2,487	6,030	4,723

Net cash provided by (used in) financing activities	(3,767)	3,480	21,475

Effect of exchange rate changes on cash and cash equivalents	365	(85)	671

Net increase (decrease) in cash and cash equivalents	4,534	(4,896)	3,439
Cash and cash equivalents reclassified to assets held for sale	—	(371)	—
Cash and cash equivalents retained by GMAC LLC upon disposal	(11,137)	—	—
Cash and cash equivalents at beginning of the year	30,726	35,993	32,554

Cash and cash equivalents at end of the year	$24,123	$30,726	$35,993

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(Dollars in millions)

						Accumulated
					Retained	Other	Total
	Shares of			Comprehensive	Earnings	Comprehensive	Stockholders’
	Common	Capital	Capital	Income	(Accumulated	Income	Equity
	Stock	Stock	Surplus	(Loss)	Deficit)	(Loss)	(Deficit)

Balance January 1, 2004, as previously reported	562	$937	$15,185		$12,387	$(3,606)	$24,903

Prior period adjustments (see Note 2)	—	—	—		552	(579)	(27)

Balance January 1, 2004, as restated	562	$937	$15,185		$12,939	(4,185)	$24,876
Net income	—	—	—	$2,701	2,701	—	2,701

Other comprehensive income (loss):	—
Foreign currency translation adjustments	—	—	—	1,277	—	—	—
Unrealized gains on derivatives	—	—	—	463	—	—	—
Unrealized gains on securities	—	—	—	202	—	—	—
Minimum pension liability adjustment	—	—	—	(571)	—		—

Other comprehensive income (loss)	—	—	—	1,371	—	1,371	1,371

Comprehensive income (loss)				$4,072		—

Stock options	3	5	56			—	61
Cash dividends paid	—	—	—		(1,129)	$—	(1,129)

Balance December 31, 2004, as restated	565	$942	$15,241		$14,511	$(2,814)	$27,880
Net (loss)	—	—	—	$(10,417)	(10,417)	—	(10,417)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(929)	—	—	—
Unrealized gains on derivatives	—	—	—	33	—	—	—
Unrealized (loss) on securities	—	—	—	(67)	—	—	—
Minimum pension liability adjustment	—	—	—	(758)	—		—

Other comprehensive income (loss)	—	—	—	(1,721)	—	(1,721)	(1,721)

Comprehensive income (loss)				$(12,138)		—

Stock options	1	1	44		—	—	45
Cash dividends paid	—	—	—		(1,134)	—	(1,134)

Balance December 31, 2005, as restated	566	$943	$15,285		$2,960	$(4,535)	$14,653
Net (loss)	—	—	—	$(1,978)	(1,978)	—	(1,978)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	175	—	—	—
Unrealized (loss) on derivatives	—	—	—	(249)	—	—	—
Unrealized (loss) on securities	—	—	—	(504)	—	—	—
Minimum pension liability adjustment	—	—	—	(67)	—

Other comprehensive income (loss)	—	—	—	(645)		(645)	(645)

Comprehensive income (loss)				$(2,623)

Adjustment to initially apply SFAS No. 158, net of income tax	—	—	—		—	(16,946)	(16,946)
Stock options	—	—	51		—		51
Cumulative effect of a change in accounting principle — adoption of SFAS No. 156, net of tax	—	—	—		(13)		(13)
Cash dividends paid	—	—	—		(563)		(563)

Balance December 31, 2006	566	$943	$15,336		$406	$(22,126)	$(5,441)

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Operations

GM is primarily engaged in the worldwide production and marketing of cars and trucks. GM develops, manufactures, and markets vehicles worldwide through its four regions. GM’s four automotive regions consist of GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP). Also, GM’s finance and insurance operations are primarily conducted through GMAC LLC, the successor to General Motors Acceptance Corporation (together with GMAC LLC, GMAC), a wholly-owned subsidiary through November 2006. On November 30, 2006, GM sold a 51% controlling ownership interest in GMAC to a consortium of investors. After the sale, GM has accounted for its 49% ownership interest in GMAC using the equity method. GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential mortgage services, automobile service contracts, personal automobile insurance coverage and selected commercial insurance coverage.

Note 2.	Restatement of Previously Issued Consolidated Financial Statements

The accompanying 2005 and 2004 consolidated financial statements have been restated to correct the accounting for certain derivative transactions under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133); accounting for deferred income taxes under SFAS No. 109, Accounting for Income Taxes (SFAS No. 109), and various other accounting adjustments.

The following table sets forth a reconciliation of previously reported and restated net income (loss) and retained earnings as of the dates and for the periods shown (in millions):

	Net Income (Loss)		Retained Earnings at
	2005	2004	January 1, 2004

As previously reported	$(10,567)	$2,804	$12,387
Pre-tax adjustments:
Derivative and hedge accounting adjustments
Commodity Contracts
“Normal purchases and normal sales” scope exception for certain commodity contracts	111	65	(4)
Hedge accounting related to commodity cash flow hedges	120	247	25
Foreign Exchange Contracts
Hedge accounting related to foreign currency cash flow and net investment hedges	114	(209)	(112)
Interest Rate Contracts
Hedge accounting related to certain debt investments	(256)	(143)	88

Total derivative and hedge accounting adjustments	89	(40)	(3)
Other out-of-period adjustments	118	(272)	(740)

Total pre-tax adjustments	207	(312)	(743)
Tax effects — provision/(benefit)	22	(207)	(153)

Total of above adjustments, net of tax	185	(105)	(590)
Deferred income tax adjustments	(35)	2	1,142

Net after-tax adjustments	150	(103)	552

As restated	$(10,417)	$2,701	$12,939

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 2.	Restatement of Previously Issued Consolidated Financial Statements — (continued)

The following table sets forth a reconciliation of previously reported and restated earnings (loss) per share for the periods shown (in millions):

	2005	2004

Basic earnings (loss) per share:
Earnings (loss) before cumulative effect of a change in accounting principle, as reported	$(18.50)	$4.97
Adjustments	0.27	(0.19)

Earnings (loss) before cumulative effect of a change in accounting principle, as restated	(18.23)	4.78
Cumulative effect of a change in accounting principle	(0.19)	–

Earnings (loss) per share, as restated	($18.42)	$4.78

Diluted earnings (loss) per share:
Earnings (loss) before cumulative effect of a change in accounting principle, as reported	$(18.50)	$4.94
Adjustments	0.27	(0.18)

Earnings (loss) before cumulative effect of a change in accounting principle, as restated	(18.23)	4.76
Cumulative effect of a change in accounting principle	(0.19)	–

Earnings (loss) per share, as restated	$(18.42)	$4.76

These restatement adjustments and revisions are further described below:

Derivatives and Hedge Accounting Adjustments

Commodity Contracts

In reviewing the accounting for certain commodity purchase contracts, GM determined that it had incorrectly concluded that the “normal purchases and normal sales” scope exception in paragraph 10(b) of SFAS No. 133 applied. Therefore, these commodity purchase contracts should have been accounted for as derivatives. The financial statements have been restated to record the fair value of these purchase contracts in the 2005 consolidated balance sheet and record the changes in the fair value of the commodity contracts as charges or credits in the consolidated statements of operations. This adjustment resulted in recording derivative assets and liabilities of $178.8 million and $7.1 million, respectively, at December 31, 2005. Additionally, pre-tax earnings were increased, through a reduction of Automotive cost of sales, by $111.4 million ($72.4 million after tax) and $64.7 million ($42.0 million after tax) in 2005 and 2004, respectively.

Additionally, GM entered into various commodity derivatives contracts, including swaps and options, to hedge its forecasted purchases of precious and non-ferrous metals and energy. These commodity derivatives were designated as cash flow hedges. Under SFAS No. 133, hedge accounting is appropriate only for those hedging relationships that a company expects will be highly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged. To determine whether transactions satisfy these requirements, companies must periodically assess and document the effectiveness of their hedging relationships both retrospectively and prospectively and measure and recognize any ineffectiveness. For certain commodity cash flow hedges, GM inappropriately applied the “matched terms” method of assessing hedge effectiveness as outlined in paragraph 65 of SFAS No. 133 by not considering in its assessment certain terms of the underlying commodity contracts that created ineffectiveness in the cash flow hedging relationship. In addition, for other commodity cash flow hedges, GM did not properly document the hedging relationship or properly perform the periodic retrospective assessment of effectiveness necessary to qualify for hedge accounting or properly measure hedge ineffectiveness,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 2.	Restatement of Previously Issued Consolidated Financial Statements — (continued)

and did not properly reclassify amounts from Other Comprehensive Income (OCI) when the underlying hedged forecasted transaction affected earnings. Accordingly, the commodity derivatives should have been marked-to-market with gains and losses recorded in cost of sales. Changes in the fair value of the commodity derivatives that had been recorded in OCI as part of these cash flow hedging relationships were reversed and recorded in Automotive cost of sales. Pre-tax earnings were increased, through a reduction of Automotive cost of sales, by $119.5 million ($77.6 million after tax) and $246.6 million ($160.3 million after tax) in 2005 and 2004, respectively.

Foreign Exchange Contracts

GM enters into foreign currency forward contracts and cross-currency swaps to hedge foreign-currency-denominated debt and forecasted transactions. GM also designates foreign-currency-denominated debt as hedges of net investments in foreign operations.

GM concluded that it did not properly apply the “matched terms” method of assessing hedge effectiveness as outlined in paragraph 65 of SFAS No. 133, inadequately measured hedging effectiveness, and lacked contemporaneous hedge documentation and, therefore, incorrectly applied hedge accounting to certain cash flow hedges and net investment hedges. The changes in fair value of certain derivatives used in cash flow hedging relationships and amounts related to a net investment hedge previously recorded in OCI were released from OCI and recorded in Automotive cost of sales. Pre-tax earnings were increased by $38.8 million ($25.2 million after tax) in 2005 and decreased by $86.9 million ($56.5 million after tax) in 2004.

In addition, GM determined it incorrectly applied cash flow hedge accounting treatment to one of two concurrent offsetting derivatives by accounting for the two derivatives separately instead of treating them as one combined arrangement in accordance with SFAS No. 133, Implementation Issue F6, Concurrent Offsetting Matching Swaps and Use of One as Hedging Instrument, and SFAS No. 133, Implementation Issue K1, Determining Whether Separate Transactions Should Be Viewed as a Unit. The changes in fair value of the derivatives used in this hedging strategy previously accounted for as cash flow hedges were released from OCI and recorded in Automotive cost of sales. Pre-tax earnings were increased by $75.3 million ($48.9 million after tax) in 2005 and decreased by $121.7 million ($79.1 million after tax) in 2004.

Interest Rate Contracts

GMAC determined that its hedge accounting documentation and hedge effectiveness assessment methodologies did not meet the requirements of paragraph 20(b) of SFAS No. 133 for certain hedges of callable fixed rate debt instruments. Under SFAS No. 133, hedge accounting is appropriate only for those hedging relationships that a company has sufficiently documented an expectation that such relationship will be highly effective in achieving offsetting changes in fair values attributable to the risk being hedged at the inception of the hedging relationship. To determine whether transactions satisfy these requirements, a company must periodically assess the effectiveness of its hedging relationships both prospectively and retrospectively. After review, GMAC determined that the interest rate derivatives did not qualify for hedge accounting. Accordingly, hedge accounting should not have been applied to any of the hedging relationships in this strategy and therefore, market value adjustments on the debt instruments included in the hedging relationships related to changes in fair value due to movements in the designated benchmark interest rate should not have been recorded. Changes in the fair value of the debt instruments recorded in earnings under these fair value hedge relationships were reversed. Pre-tax earnings were decreased, through an increase to interest expense, by $256 million ($157.2 million after tax) and $143 million ($87.8 million after tax) in 2005 and 2004, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 2.	Restatement of Previously Issued Consolidated Financial Statements — (continued)

The net effect of all derivative and hedge accounting adjustments decreased retained earnings at January 1, 2004 by $4.6 million.

Deferred Income Tax Adjustments

As a result of a comprehensive deferred tax account reconciliation that was performed in 2006, GM determined that deferred income tax liabilities were overstated and net income was understated by approximately $1.1 billion, principally the result of duplicate or incorrect recording of deferred income tax expense related to temporary differences, primarily arising in years prior to 2002. These adjustments increased net loss in 2005 by $35.2 million, increased net income in 2004 by $1.6 million, and increased retained earnings at January 1, 2004 by approximately $1.1 billion.

In addition, we inappropriately provided deferred income taxes on translation adjustments for certain non-US subsidiaries, which resulted in an overstatement of deferred tax assets and OCI of $423 million, $74 million and $680 million as of December 31, 2005, December 31, 2004, and January 1, 2004, respectively.

Other Out-of-Period Adjustments

Subsequent to the completion of our previously filed consolidated financial statements for each period being restated, we identified adjustments that should have been recorded in these earlier periods (out-of-period adjustments). Upon identification, we determined these adjustments to be immaterial, individually and in the aggregate, to our previously filed consolidated financial statements, and recorded these adjustments in the periods in which they were identified. Due to the adjustments, as discussed above, that required a restatement of our previously filed consolidated financial statements, we are also correcting these out-of-period adjustments by recording them in the proper periods.

The out-of-period adjustments in the table above include the following:

Unemployment benefit payments:  Subsequent to December 31, 2005 but prior to the issuance of our 2005 consolidated financial statements, we were notified by the German Labor Office that we were released from certain contingent unemployment benefit payment obligations previously recorded. As part of our restatement, pre-tax earnings were increased, through a reduction of Automotive cost of sales, by $50.2 million ($31.1 million after tax) in 2005.

Automotive revenue recognition:  We recorded an adjustment to correct deferred revenue related to data disks provided to customers to update their vehicle’s navigational system. We did not compute deferred revenue using fair value as determined by vendor specific objective evidence as required by EITF 00-21, Revenue Arrangements with Multiple Deliverables. Additionally, we did not defer revenue on the correct number of 2006 models year vehicles containing navigation systems. As part of our restatement, pre-tax earnings were decreased, through a reduction of Automotive sales, by $33.1 million ($21.5 million after tax) in 2005.

In addition, we incorrectly recognized revenue for our sponsorship of the GM Card program, which offers rebates that can be applied primarily against the purchase or lease of GM vehicles. We corrected this accounting by deferring and recognizing additional revenue over the average utilization period of points earned by retail customers. As part of our restatement, pre-tax earnings were increased, through an increase to Automotive sales, by $42.3 million ($27.5 million after tax) and $19.7 million ($12.8 million after tax) in 2005 and 2004, respectively, and retained earnings was decreased at January 1, 2004 by $147 million.

Impairment of long-lived assets:  We incorrectly determined impairment charges associated with a plant closing. As part of our restatement, pre-tax earnings were decreased, through an increase to Automotive cost of sales, by $24.2 million ($15.9 million after tax) and $42.8 million ($27.8 million after tax) in 2005 and 2004, respectively, and retained earnings was decreased at January 1, 2004 by $4.0 million.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 2.	Restatement of Previously Issued Consolidated Financial Statements — (concluded)

Cooperative advertising program:  Under our cooperative advertising program with our dealers, we are obligated to match a portion of the funds contributed by our dealers for advertising. We recorded an adjustment to correctly reflect the timing of our obligation under this arrangement. Previously, our matching portion of the advertising costs was expensed as incurred. As part of our restatement, pre-tax earnings were decreased, through an increase to Selling, general, and administrative expenses, by $5.7 million ($3.7 million after tax) and pre-tax earnings were increased, through a decrease to Selling, general, and administrative expenses, by $11.4 million ($7.4 million after tax) in 2005 and 2004, respectively, and retained earnings at January 1, 2004 was decreased by $46.6 million.

Environmental operation and maintenance:  We recorded an adjustment to properly reflect our obligation for ongoing operation and maintenance costs for certain environmental sites. As part of our restatement, pre-tax earnings were decreased, through an increase to Automotive cost of sales, by $1.4 million ($0.9 million after tax) and $4.9 million ($3.2 million after tax) in 2005 and 2004, respectively, and retained earnings at January 1, 2004 was decreased by $32.2 million.

Available-for-sale securities:  We incorrectly recorded the foreign exchange component of the changes in the market value of foreign-currency-denominated available-for-sale debt securities in earnings rather than OCI. As part of our restatement, pre-tax earnings were increased, through a decrease to Automotive cost of sales, by $158 million ($102.7 million after tax) in 2005, pre-tax earnings were decreased, through an increase to Automotive cost of sales, by $107.1 million ($69.6 million after tax) in 2004 and retained earnings at January 1, 2004 decreased by $33.1 million.

LIFO inventory reserve:  We recorded an adjustment to properly include certain inventories in our LIFO inventory reserve. As part of our restatement, pre-tax earnings were decreased, through an increase to Automotive cost of sales, by $9.2 million ($6 million after tax) and $22.5 million ($14.6 million after tax) in 2005 and 2004, respectively, and retained earnings at January 1, 2004, was decreased by approximately $1.5 million.

Development costs:  We recorded an adjustment to correctly expense supplier development costs. As part of our restatement, pre-tax and after-tax earnings were increased, through a reduction of Automotive cost of sales, by $14.4 million in both 2005 and 2004, and retained earnings at January 1, 2004 was decreased by $85.5 million.

Inventory:  We recorded an adjustment to correct Automotive cost of sales associated with inventory errors identified at one of our international subsidiaries. As part of our restatement, retained earnings at January 1, 2004 was decreased by $37.7 million.

In addition to the items listed above, we also recorded other less significant out-of-period pre-tax and income tax adjustments, the net effect of which decreased pre-tax earnings by $73.3 million and decreased after-tax earnings by $9.4 million in 2005, decreased pre-tax earnings by $140.2 million and decreased after-tax earnings by $2.9 million in 2004, and decreased retained earnings at January 1, 2004 by $198.3 million.

The restatement also included an adjustment to comply with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, related to shipping and handling costs incurred to transport product to customers. The correction for this reclassification increased Automotive sales and Automotive cost of sales by $3.6 billion in both 2005 and 2004. This correction did not affect net income (loss) or earnings (loss) per share.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following is a summary of the effect of the restatement on the originally issued Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)

	For the Years Ended December 31,
	2005		2004
	Previously		Previously
	Reported	Restated	Reported	Restated
Net sales and revenues
Automotive sales	$156,801	$160,228	$159,937	$163,341
Financial services and insurance revenues	34,383	34,427	31,972	32,010

Total net sales and revenues	191,184	194,655	191,909	195,351
Costs and expenses
Automotive cost of sales	155,863	158,887	148,642	152,115
Selling, general and administrative expenses	27,440	27,513	25,810	25,969
Interest expense	15,768	15,607	11,980	11,913
Provisions for credit and insurance losses related to financing and insurance operations	3,440	3,430	4,315	4,315
Other expenses	7,024	7,024	1,584	1,584

Total costs and expenses	209,535	212,461	192,331	195,896

Operating (loss)	(18,351)	(17,806)	(422)	(545)

Automotive interest income and other non-operating income, net	$1,420	$1,066	$1,608	$1,400

Income (loss) before income taxes, equity income (loss) and minority interests and cumulative effect of a change in accounting principle	(16,931)	(16,740)	1,186	855
Income tax (benefit)	(5,878)	(5,870)	(916)	(1,126)
Equity income (loss) and minority interests, net of tax	595	562	702	720

Income (loss) before cumulative effect of a change in accounting principle	(10,458)	(10,308)	2,804	2,701
Cumulative effect of a change in accounting principle	(109)	(109)	–	–

Net income (loss)	$(10,567)	$(10,417)	$2,804	$2,701

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31, 2005
	Previously
	Reported	Restated
ASSETS
Current Assets
Cash and cash equivalents	$15,187	$15,187
Marketable securities	1,416	1,416

Total cash and marketable securities	16,603	16,603
Accounts and notes receivable, net	7,758	5,917
Inventories	13,851	13,862
Equipment on operating leases, net	6,993	6,993
Deferred income taxes and other current assets	8,877	8,982

Total current assets	54,082	52,357
Financing and Insurance Operations Assets
Cash and cash equivalents	15,539	15,539
Investments in securities	18,310	18,310
Finance receivables, net	180,793	180,849
Loans held for sale	21,865	21,865
Assets held for sale	19,030	19,030
Equipment on operating leases, net	31,194	31,194
Other assets	27,694	25,157

Total Financing and Insurance Operations assets	314,425	311,944
Non-Current Assets
Equity in net assets of nonconsolidated affiliates	3,291	3,242
Property, net	38,466	38,543
Intangible assets, net	1,862	1,869
Deferred income taxes	22,849	23,761
Prepaid pension	37,690	37,576
Other assets	3,413	4,864

Total non-current assets	107,571	109,855

Total Assets	$476,078	$474,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable (principally trade)	$26,182	$26,402
Short-term borrowings and current portion of long-term debt	1,519	1,627
Accrued expenses	42,665	42,697

Total current liabilities	70,366	70,726
Finance and Insurance Operations Liabilities
Accounts payable	3,731	3,731
Liabilities related to assets held for sale	10,941	10,941
Debt	253,217	253,508
Other liabilities and deferred income taxes	28,946	26,325

Total Financing and Insurance Operations liabilities	296,835	294,505
Non-Current Liabilities
Long-term debt	31,014	32,580
Postretirement benefits other than pensions	28,990	28,990
Pensions	11,214	11,225
Other liabilities and deferred income taxes	22,023	20,430

Total non-current liabilities	93,241	93,225

Total liabilities	460,442	458,456
Commitments and contingencies (Note 20)
Minority interests	1,039	1,047
Stockholders’ Equity
Preferred stock, no par value, authorized 6,000,000, no shares issued and outstanding	—	—
$1 2/3 par value common stock (2,000,000,000 shares authorized, 756,637,541 and 565,518,106 shares issued and outstanding, respectively, at December 31, 2005)	943	943
Capital surplus (principally additional paid-in capital)	15,285	15,285
Retained earnings	2,361	2,960
Accumulated other comprehensive (loss)	(3,992)	(4,535)

Total stockholders’ equity	14,597	14,653

Total liabilities, minority interest, and stockholders’ equity	$476,078	$474,156

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For the Years Ended December 31,
	2005		2004
	Previously		Previously
	Reported	Restated	Reported	Restated
Cash flows from operating activities
Net income (loss)	$(10,458)	$(10,417)	$2,804	$2,701
Cumulative effect of a change in accounting principle	—	109	—	—
Adjustments to reconcile income (loss) before cumulative effect of a change in accounting principle to net cash provided by (used in) operating activities:
Depreciation, impairment, and amortization expense	15,769	15,797	14,152	14,202
Mortgage servicing rights and premium amortization	1,142	1,142	1,675	1,675
Goodwill impairment	712	712	—	—
Delphi benefit guarantee	5,500	5,500	—	—
Provision for credit financing losses	1,085	1,074	1,944	1,944
Net gains on sale of finance receivables	(1,695)	(1,741)	(1,312)	(1,332)
Net gains on sale of investment securities	(104)	(104)	(52)	(52)
Other postretirement employee benefit (OPEB) expense	5,671	5,671	4,558	4,558
OPEB payments	(4,084)	(4,084)	(3,974)	(3,974)
VEBA/401(h) withdrawals	3,168	3,168	(8,618)	(8,618)
Pension expense	2,496	2,519	2,456	2,456
Pension contributions	(833)	(833)	(919)	(919)
Retiree lump sum and vehicle voucher expense, net of payments	(264)	(264)	(329)	(329)
Net change in mortgage loans	(29,119)	(29,119)	(2,312)	(2,312)
Net change in mortgage securities	(1,155)	(1,155)	614	614
Change in other investments and miscellaneous assets	(653)	(685)	83	104
Changes in assets and liabilities, net of acquisitions and disposals	(6,683)	(6,798)	(1,644)	(1,754)
Other	2,649	2,652	230	392

Net cash provided by (used in) operating activities	(16,856)	(16,856)	9,356	9,356

Cash flows from investing activities
Expenditures for property	(8,179)	(8,179)	(7,753)	(7,753)
Investments in marketable securities, acquisitions	(21,800)	(21,800)	(15,278)	(15,278)
Investments in marketable securities, liquidations	22,537	22,537	15,911	15,911
Net change in mortgage servicing rights	(267)	(267)	(326)	(326)
Increase in finance receivables	(6,582)	(6,582)	(38,673)	(38,673)
Proceeds from sale of finance receivables	31,652	31,652	23,385	23,385
Proceeds from sale of business units/equity investments	846	846	—	—
Operating leases, acquisitions	(15,496)	(15,496)	(14,324)	(14,324)
Operating leases, liquidations	5,362	5,362	7,696	7,696
Investments in companies, net of cash acquired	1,355	1,355	(60)	(60)
Other	(863)	(863)	1,359	1,359

Net cash provided by (used in) investing activities	8,565	8,565	(28,063)	(28,063)

Cash flows from financing activities
Net increase (decrease) in short-term borrowings	(10,126)	(10,126)	2,192	2,192
Borrowings of long-term debt	78,276	78,276	73,511	73,511
Payments made on long-term debt	(69,566)	(69,566)	(57,822)	(57,822)
Cash dividends paid to stockholders	(1,134)	(1,134)	(1,129)	(1,129)
Other	6,030	6,030	4,723	4,723

Net cash provided by (used in) financing activities	3,480	3,480	21,475	21,475

Effect of exchange rate changes on cash and cash equivalents	(85)	(85)	671	671

Net increase (decrease) in cash and cash equivalents	(4,896)	(4,896)	3,439	3,439
Cash and cash equivalents reclassified to assets held for sale	(371)	(371)	—	—
Cash and cash equivalents at beginning of the year	35,993	35,993	32,554	32,554

Cash and cash equivalents at end of the year	$30,726	$30,726	$35,993	$35,993

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 3.	Significant Accounting Policies

Principles of Consolidation and Financial Statement Presentation

The consolidated financial statements include the accounts of General Motors Corporation and its subsidiaries that are more than 50% owned. In addition, in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46(R)), GM consolidates variable interest entities (VIEs) for which it is deemed to be the primary beneficiary. GM’s share of earnings or losses of investees is included in the consolidated operating results using the equity method of accounting, when GM is able to exercise significant influence over the operating and financial decisions of the investee. If GM is not able to exercise significant influence over the operating and financial decisions of the investee, the cost method of accounting is used. All intercompany balances and transactions have been eliminated in consolidation.

Transactions between segments have been eliminated. These transactions consist principally of borrowings and other financial services provided by our FIO business to our Automotive business. A master intercompany agreement was in effect until November 30, 2006 which governed the nature of these transactions to ensure that they were done in accordance with commercially reasonable standards.

Use of Estimates in the Preparation of the Financial Statements

The consolidated financial statements of GM are prepared in conformity with accounting principles generally accepted in the United States, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management believes that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

Revenue Recognition

Automotive sales consist primarily of revenue generated from the sale of vehicles. Vehicle sales are recorded when the title and risks and rewards of ownership have passed, which is generally when the vehicle is released to the carrier responsible for transporting vehicles to dealers. Provisions for dealer and customer sales and leasing incentives, consisting of allowances and rebates, are recorded as reductions to automotive sales at the time of vehicle sales. Incentives, allowances, and rebates related to vehicles previously sold are recognized as reductions to automotive sales when announced.

Vehicle sales to daily rental car companies with guaranteed repurchase obligations are accounted for as equipment on operating leases. Lease revenue is recognized ratably over the term of the lease based on the difference between net sales proceeds and the guaranteed repurchase amount. The equipment on operating lease is depreciated based on the difference between the cost of the vehicle and estimated residual value using the straight-line method over the term of the lease agreement. Management reviews residual values periodically to determine that estimates remain appropriate, and if an asset is impaired losses are recognized at the time of the impairment.

GM also generates revenue from customer subscriptions related to the offering of services on comprehensive in-vehicle security, communications, and diagnostic systems in its vehicles, as well as the sale of prepaid minutes for its Hands-Free Calling (HFC) system. Subscription service revenue is deferred and recognized on a straight-line basis over the subscription period. OnStar offers a one-year free subscription as part of the sale or lease of a new GM vehicle. The fair value of the subscription is recorded as deferred revenue when a vehicle is sold, and amortized over the one year subscription period. The HFC revenue is deferred and recognized on a straight-line basis over the life of the contract.

Financial services revenues are generated through the purchase of retail installment loans, dealer floor plan financing and other lines of credit to dealers, fleet leasing, and factoring of receivables. Financing revenue is

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 3.	Significant Accounting Policies — (continued)

recorded over the terms of the receivables using the interest method. Income from operating lease assets is recognized on a straight-line basis over the scheduled lease terms.

Insurance revenues consist of premiums earned on a basis related to coverage provided over the terms of the policies. Commissions, premium taxes, and other costs incurred in acquiring new business are deferred and amortized over the terms of the related policies on the same basis as premiums are earned.

Mortgage service revenues are generated through the origination, purchase, servicing, sale and securitization of consumer (i.e., residential) and commercial mortgage loans, and other mortgage related products. Typically, mortgage loans are originated and sold to investors in the secondary market, including securitization sales.

Advertising

Advertising expenses, which amounted to $5.4 billion in 2006, $5.8 billion in 2005, and $5.2 billion in 2004, are expensed as incurred.

Research and Development Expenditures

Research and development, and other product-related costs of $6.6 billion, $6.7 billion, and $6.5 billion for 2006, 2005, and 2004, respectively, are charged to expense as incurred.

Depreciation and Amortization

Expenditures for special tools placed in service after January 1, 2002 were capitalized and amortized using the straight-line method over their estimated useful lives which range from one year to 12 years. Expenditures for special tools placed in service prior to January 1, 2002, are capitalized and amortized over their estimated useful lives, using the units of production method. Also as of January 1, 2001 GM adopted the straight-line method of depreciation for real estate, plants, and equipment placed in service after that date. Assets placed in service before January 1, 2001 continue to be depreciated using accelerated methods. The accelerated methods accumulate depreciation of approximately two-thirds of the depreciable cost during the first half of the estimated useful lives of property groups as compared to the straight-line method, which allocates depreciable costs equally over the estimated useful lives of property groups. Management believes the adoption of the straight-line amortization or depreciation method for special tools placed into service after January 1, 2002, and real estate, plants, and equipment placed into service after January 1, 2001 better reflects the consistent use of these assets over their useful lives.

Goodwill and Other Intangibles

Goodwill and other intangible assets, net of accumulated amortization, are reported in other assets. Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires the identification of the reporting units, and comparison of the fair value of each of these reporting units to the respective carrying value. The fair value of the reporting units is determined based on valuation techniques using the best information that is available, such as discounted cash flow projections. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. SFAS No. 142 requires goodwill to be tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The annual impairment tests are performed in the fourth quarter of each year.

Other intangible assets, which include customer lists, trademarks, and other identifiable intangible assets, are amortized on a straight-line basis over estimated useful lives of three to 10 years.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 3.	Significant Accounting Policies — (continued)

Valuation of Long-Lived Assets

GM periodically evaluates the carrying value of long-lived assets to be held and used in the business, other than goodwill and intangible assets with indefinite lives and assets held for sale, when events and circumstances warrant and in conjunction with the annual business planning cycle. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value for assets to be held and used. For assets classified as held for sale, such assets are reflected at the lower of carrying value or fair value less cost to sell. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of other than by sale are considered held and for use until disposition.

Equipment on Operating Leases, net

Equipment on operating leases is reported at cost, less accumulated depreciation and net of origination fees or costs. Income from operating lease assets, which includes lease origination fees, net of lease origination costs, is recognized as operating lease revenue on a straight-line basis over the scheduled lease term. Depreciation of vehicles is generally provided on a straight-line basis to an estimated residual value over a period of time, consistent with the term of the underlying operating lease agreement. We evaluate our depreciation policy for leased vehicles on a regular basis.

We have significant investments in vehicles in our operating lease portfolio and are exposed to changes in the residual values of those assets. The residual values represent an estimate of the values of the assets at the end of the lease contracts and are determined by consulting an independently published residual value guide. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and may make adjustments to the extent the expected value of the vehicle at lease termination changes. For operating leases arising from vehicle sales to daily rental car companies, the adjustment may be in the form of revisions to the depreciation rate or recognition of an impairment loss. Impairment is determined to exist if the undiscounted expected future cash flows are lower than the carrying value of the asset. For operating leases arising from vehicles sold to dealers, the adjustment is made to the estimate of marketing incentive accruals for residual support programs initially recognized when vehicles are sold to dealers (see Note 28. Transactions with GMAC — Marketing Incentives and Operating Lease Residuals). When a lease vehicle is returned to us, the asset is reclassified from investment in operating leases to inventory at the lower of cost or estimated fair value, less costs to sell.

Foreign Currency Transactions and Translation

The assets and liabilities of GM’s foreign subsidiaries, using the local currency as their functional currency, are translated to US dollars based on the current exchange rate prevailing at each balance sheet date and any resulting translation adjustments are included in accumulated other comprehensive income (loss).

Included in net income (loss) are the gains and losses arising from foreign currency transactions. GM’s revenues and expenses are translated into U.S. dollars using the average exchange rates prevailing for each period presented. The impact on net income (loss) of foreign currency transactions including the results of our foreign currency hedging activities, amounted to a gain of $296 million, a loss of $118 million, and a loss of $22 million in 2006, 2005, and 2004, respectively.

Policy and Warranty

Provisions for estimated expenses related to policy and product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. Revision to the reserves for estimated policy and product warranties is made when necessary, based on

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 3.	Significant Accounting Policies — (continued)

changes in these factors. Management actively studies trends of claims and takes action to improve vehicle quality and minimize claims.

Recall Campaigns

Provisions for estimated expenses related to product recalls (based on a formal campaign soliciting return of that product) are made when they are deemed to be probable and reasonably estimable upon approval of the recall campaign by management.

Environmental Costs

GM records a liability for environmental cleanup costs when it is both probable and reasonably estimable. For environmental sites where there are potentially multiple responsible parties, GM records a liability for the allocable share of the costs related to its involvement with the site, as well as an allocable share of costs related to insolvent parties or unidentified shares. For environmental sites where GM is the only potentially responsible party, GM records a liability for the total estimated costs of remediation before consideration of recovery from insurers or other third parties.

GM has an established process to develop its environmental reserve. This process consists of a number of phases which begins with the visual site inspections and an examination of historical site records. Once a potential problem has been identified, physical sampling of the site may include analysis of ground water and soil borings. The evidence obtained is then evaluated and based upon this evaluation, a remediation strategy is submitted for approval. The final phase of this process involves the commencement of remediation activities according to the approved plan. This process is used globally for all such sites.

Included in the estimated environmental liabilities are costs for ongoing operating, maintenance, and monitoring at environmental sites where remediation has been put in place. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. This liability is determined based upon historical experience and discounted using a risk-free rate of return over the periods in which the ongoing maintenance is expected to occur, generally five to 30 years.

Postemployment Benefits

Costs to idle, consolidate, or close facilities and provide postemployment benefits to employees on an other than temporary basis are accrued based on management’s best estimate of the wage and benefits costs that will be incurred for qualified employees under the JOBS bank provisions of the current labor agreement through the date of its expiration in September 2007, plus estimated costs expected to be paid after consideration of changes that GM intends to negotiate into the JOBS program after the expiration of the current collective bargaining agreement. The accrual established in 2005 related to GMNA’s restructuring plan assumed a 45% and 9% projected level of acceptance of normal and early retirement offers, respectively, made pursuant to the current labor agreement. The estimates of acceptance were based on GM’s historical experience of offering such programs. Costs related to the idling of employees that are expected to be temporary are expensed as incurred. Costs to terminate a contract without economic benefit to GM are expensed at the time the contract is terminated. One-time termination benefits that are not subject to contractual arrangements provided to employees who are involuntarily terminated are recorded when management commits to a detailed plan of termination, that plan is communicated to employees, and actions required to complete the plan indicate that significant changes to the plan are not likely. If employees are required to render service until they are terminated in order to earn the termination benefit, the benefits are recognized ratably over the future service period.

Cash Equivalents

Cash equivalents are defined as short-term, highly-liquid investments with original maturities of 90 days or less.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 3.	Significant Accounting Policies — (continued)

Marketable Securities

Marketable securities are classified as available-for-sale, except for certain mortgage-related securities, which are classified as held-to-maturity or trading securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of related income taxes, in other comprehensive income (loss) until realized. Trading securities are recorded at fair value with unrealized gains and losses recorded currently in earnings. Held-to-maturity securities are recorded at amortized cost. GM determines realized gains and losses using the specific identification method.

Derivative Instruments

GM is party to a variety of foreign exchange rate, interest rate, and commodity derivative contracts entered into in connection with the management of its exposure to fluctuations in foreign exchange rates, interest rates, and certain commodity prices. These financial exposures are managed in accordance with corporate policies and procedures.

All derivatives are recorded at fair value in the consolidated balance sheets. Effective changes in fair value of derivatives designated as cash flow hedges are recorded in net unrealized gains (losses) on derivatives within a separate component of other comprehensive income (loss). Amounts are reclassified from accumulated other comprehensive income (loss) when the underlying hedged item affects earnings. All ineffective changes in fair value are recorded currently in earnings. Changes in fair value of derivatives designated as fair value hedges are recorded currently in earnings offset by changes in fair value of the hedged item to the extent the derivative was effective. Changes in fair value of derivatives not designated as hedging instruments are recorded currently in earnings.

Accounting for Income Taxes

GM uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using the statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

GM recognizes accrued interest related to unrecognized tax benefits and penalties in interest expense. The amount of interest and penalties recognized was immaterial for all periods presented.

Accounting for Other Early Retirement Programs

GM offers an early retirement program to certain employees located in the GME region which allows these employees to early transition from employment into retirement before their legal retirement age. Eligible employees who elect to participate in this pre-retirement leave program work full time during half of the pre-retirement period (the active period) and then do not work for the remaining half, the inactive period, and receive 50% of their salary during this pre-retirement period. These employees also receive an annual bonus equal to approximately 35% of their net pay at the beginning of the pre-retirement period. Additionally, GM is required to make contributions into the German government pension program for participants during the pre-retirement period. Under these programs, companies are entitled to a government subsidy if certain conditions are met. GM has not been entitled to any program subsidy.

On January 1, 2006, GM adopted EITF 05-5, “Accounting for Early Retirement or Postemployment Programs with Specific Features,” which states that the bonus and contributions made into the German government pension program should be accounted for under the guidance in SFAS No. 112, “Employers’ Accounting for Postemployment Benefit Costs” and the government subsidy should be recognized when a company meets the necessary conditions to be entitled to the subsidy. As clarified in EITF 05-5, beginning in 2006, GM recognized the bonus and

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 3.	Significant Accounting Policies — (continued)

additional contributions (collectively, additional compensation) into the German government pension plan over the period from which the employee signed the program contract until the end of the active service period. Prior to 2006, GM recognized the full additional compensation one-year before the employee entered the active service period. The change, reported as a change in accounting estimate effected by a change in accounting principle, resulted in additional compensation expense of $68 million in 2006.

Accounting for Extended Disability Benefits

GM accrues for estimated disability pay ratably over the employees’ active service period using the delayed recognition provisions prescribed by SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” prior to December 31, 2006. As discussed in Note 19, at December 31, 2006, GM adopted the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106 and 132(R). The liability consists of the future obligations for income replacement, health-care costs and life insurance premiums for employees currently disabled and those in the active workforce who may become disabled. GM estimates future disabilities in the current workforce using actuarial methods based on sufficient historical experience.

Labor Force

GM, on a worldwide basis, has a concentration of its labor supply in employees working under union collective bargaining agreements. The current International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) labor contract is effective for a four-year term which began in October 2003 and expires in September 2007. The contract included a $3,000 lump sum payment for each UAW employee which was paid in October 2003, and a 3% performance bonus for each UAW employee, which was paid in October 2004. GM amortized these payments over the 12-month period following the respective payment dates. UAW employees received a gross wage increase of 2% in 2005. For 2006, these employees were also granted a 3% gross wage increase under the labor contract, which was subsequently agreed between GM and the UAW, to be contributed to a Mitigation VEBA as a wage deferral, in connection with the UAW Healthcare Settlement Agreement. Refer to Note 19. Active UAW employees were also granted pension benefit increases. There were no pension benefit increases granted to current retirees and surviving spouses. However, the contract does provide for four lump sum payments and two vehicle discount vouchers for current retirees and surviving spouses.

Changes in Accounting Principles

Accounting for Servicing of Financial Assets

On January 1, 2006, GM adopted SFAS No. 156, “Accounting for Servicing of Financial Assets,” which (1) provides revised guidance on when a servicing asset and servicing liability should be recognized, (2) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable, (3) permits an entity to elect to measure servicing assets and liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur, (4) provides that upon initial adoption, a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting an entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value, and (5) requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the balance sheet and additional disclosures. GM recorded a reduction to retained earnings as of January 1, 2006 of $13 million as a cumulative effect of a change in accounting principle for the adoption of SFAS No. 156.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 3.	Significant Accounting Policies — (continued)

Accounting for Conditional Asset Retirement Obligations

Effective December 31, 2005, GM adopted Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (FIN 47). FIN 47 relates to legal obligations associated with retirement of tangible long-lived assets that result from acquisition, construction, development, or normal operation of a long-lived asset. GM performed an analysis of such obligations associated with all real property owned or leased, including plants, warehouses, and offices. GM’s estimates of conditional asset retirement obligations relate, in the case of owned properties, to costs estimated to be necessary for the legally required removal or remediation of various regulated materials, primarily asbestos. Asbestos abatement was estimated using site-specific surveys where available and a per square foot estimate where surveys were unavailable. For leased properties, such obligations relate to the estimated cost of contractually required property restoration. Refer to Note 20. The application of FIN 47 resulted in a charge of $109 million, after-tax, in 2005 presented as a cumulative effect of a change in accounting principle. The liability for conditional asset retirement obligations at December 31, 2006 and 2005 was $193 million and $181 million, respectively. Pro forma amounts, as if FIN 47 had been applied for 2005 and 2004 are as follows:

	2005	2004
	(Dollars in millions except per share amounts)

Net income (loss) as restated	$(10,417)	$2,701
Add: FIN 47 cumulative effect, net of tax	109	—
Less: FIN 47 depreciation and accretion expense, net of tax	(16)	(14)

Pro forma net income (loss)	$(10,324)	$2,687

Earnings (loss) per share
Basic: As restated	$(18.42)	$4.78

Pro forma	$(18.26)	$4.76

Diluted: As restated	$(18.42)	$4.76

Pro forma	$(18.26)	$4.74

Pro forma asset retirement obligation — net, as of year-end	$181	$159

Asset retirement obligations are included in other long-term liabilities on the consolidated balance sheets. The following table reconciles our asset retirement obligations as of December 31, 2006 and 2005:

	2006	2005
	(Dollars in millions)

Asset retirement obligations as of January 1	$181	$—
Accretion expense	18	—
Liabilities incurred, including adoption of FIN 47	5	181
Liabilities settled or disposed	(9)	—
Revisions to estimates	(2)	—

Asset retirement obligations as of December 31	$193	$181

As of December 31, 2006, our asset retirement obligation was primarily related to removal or remediation of various regulated materials, primarily asbestos.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 3.	Significant Accounting Policies — (continued)

New Accounting Standards

In accordance with the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” GM adopted the fair value based method of accounting for stock-based employee compensation pursuant to SFAS No. 123 effective January 1, 2003, for newly granted stock-based compensation awards only. On January 1, 2006, GM adopted SFAS No. 123(R), “Accounting for Stock-Based Compensation.” In 2006 and 2005 all awards were accounted for at fair value. The following table illustrates the effect on net income and earnings per share for 2004 if compensation cost for all outstanding and unvested stock options and other stock-based employee compensation awards had been determined based on their fair values at the grant date (dollars in millions except per share amounts):

2004

Net income (loss)	$2,701
Add: stock-based compensation expense, included in reported net income, net of related tax effects	38
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(52)

Pro forma net income	$2,687

Basic earnings per share
– as reported	$4.78
– pro forma	$4.75
Diluted earnings per share
– as reported	$4.76
– pro forma	$4.74

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Management estimates that upon adoption, a cumulative effect adjustment of approximately $50 million to $100 million will decrease reserves for uncertain tax positions and increase retained earnings. This estimate is subject to revision as management completes its analysis.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 3.	Significant Accounting Policies — (continued)

techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. This bulletin is effective for financial statements for the first fiscal year ending after November 15, 2006. Prior to the issuance of this Bulletin, GM quantified the impact of errors using both the iron curtain approach and rollover approach, therefore, this SAB has no financial statement impact for GM.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” (SFAS No. 157) which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact of this standard on GM’s financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, (SFAS No. 158) which amends SFAS No. 87 “Employers’ Accounting for Pensions” (SFAS No. 87), SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), and SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The standard provides two transition alternatives related to the change in measurement date provisions. The recognition of an asset and liability related to the funded status provision is effective for fiscal years ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. GM adopted the recognition of an asset and liability related to the funded status provisions of SFAS No. 158 at December 31, 2006. The additional pension and OPEB liability included on the balance sheet is $27.4 billion. The impact of adoption also resulted in additional net deferred tax assets of $10.8 billion. The impact of adoption to stockholders’ equity was a reduction of $16.9 billion. There was no impact on pension or OPEB expense, cash flow or benefits plans. See Note 19 to the Consolidated Financial Statements for further discussion of the implementation of the recognition provisions of SFAS No. 158. Management has elected to early adopt the measurement-date provisions of SFAS No. 158, which requires new measurement dates coinciding with GM’s fiscal year for all plans in 2007. GM will use the “two-measurement” approach in adopting the measurement-date provisions of SFAS No. 158. See Note 19 to the Consolidated Financial Statements for further discussion of the measurement-date provisions of SFAS No. 158 which were early adopted by GM on January 1, 2007.

In October 2006, the FASB issued FSP FAS 123(R)-5 “Amendment of FASB Staff Position FAS No. 123(R)-1,” (FSP FAS 123(R)-5) which amends FSP FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under SFAS No. 123(R),” to clarify that freestanding financial instruments that were originally issued as employee compensation subject to SFAS No. 123(R) and subsequently modified solely to reflect an equity restructuring that occurs when the holders are no longer employees, should continue to be subject to the recognition and measurement provisions of SFAS No. 123(R) if certain conditions are met. The provisions of FSP FAS 123(R)-5 are effective for the first reporting period beginning after October 10, 2006. GM adopted the provisions of FSP FAS 123(R)-5 on January 1, 2007. This guidance did not have a material effect on GM’s financial condition and results of operations.

In October 2006, the FASB issued FSP FAS 123(R)-6, “Technical Corrections of FASB Statement No. 123(R),” (FSP FAS 123(R)-6) which revises the computation of minimum compensation cost that must be recognized as

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 3.	Significant Accounting Policies — (concluded)

defined in paragraph 42 of SFAS No. 123(R). Also, FSP FAS 123(R)-6 amends the definition of “short-term inducement” to exclude an offer to settle an award. The provisions of this FSP are effective for the first reporting period beginning after October 20, 2006. GM adopted the provisions of FSP FAS 123(R)-6 on January 1, 2007. This guidance did not have a material effect on GM’s financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115” (SFAS No. 159), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Management is currently assessing the potential impact of this standard on GM’s financial condition and results of operations.

Note 4.	Acquisition and Disposal of Businesses

Sale of 51% Controlling Interest in GMAC

On November 30, 2006, GM completed the sale of a 51% controlling interest in GMAC for a purchase price of $7.4 billion to FIM Holdings LLC (FIM Holdings). FIM Holdings is a consortium of investors including Cerberus FIM Investors LLC, Citigroup Inc., Aozora Bank Limited, and a subsidiary of The PNC Financial Services Group, Inc. GM has retained a 49% interest in GMAC’s Common Membership Interests. In addition, FIM Holdings purchased 555,000 of GMAC’s Preferred Membership Interests for a cash purchase price of $500 million and GM purchased 1,555,000 Preferred Membership Interests for a cash purchase price of $1.4 billion. The total value of the cash proceeds and distributions to GM after repayment of certain intercompany obligations, and before it purchased the preferred membership interests of GMAC was expected to be approximately $14 billion over three years, comprised of the $7.4 billion purchase price and $2.7 billion cash dividend at closing, and other transaction related cash flows including the monetization of certain retained assets. Subsequent to December 31, 2006, it was determined that GM would be required to make a capital contribution to GMAC of approximately $1 billion to restore its adjusted tangible equity balance to the contractually required amount of $14.4 billion, due to the decrease in the adjusted tangible equity balance of GMAC as of November 30, 2006.

Prior to consummation of the transaction, (i) certain assets with respect to automotive leases owned by GMAC and its affiliates having a net book value of approximately $4 billion and related deferred tax liabilities of $1.8 billion, were transferred to GM, (ii) GM assumed or retained certain of GMAC’s postemployment benefit obligations totaling $842 million and related deferred tax assets of $302 million, (iii) GMAC transferred to GM certain entities that hold a fee interest in certain real properties, (iv) GMAC paid cash dividends to GM based upon GMAC’s anticipated net income for the period September 30, 2005 to November 30, 2006 totaling $1.9 billion, (v) GM repaid certain indebtedness owing to GMAC and specified intercompany unsecured obligations owing to GMAC, and (vi) GMAC made a one-time distribution to GM of $2.7 billion of cash to reflect the increase in GMAC’s equity resulting from the transfer of a portion of GMAC’s net deferred tax liabilities arising from the conversion of GMAC and certain of its subsidiaries to limited liability company form.

In accordance with the terms of the sale agreement, in the second quarter of 2006, GM settled its estimated outstanding liability with respect to a residual support and risk sharing agreement that was in place with GMAC related to certain operating lease portfolios in the amount of $1.4 billion. Under this arrangement, the customer’s contractual residual value was set above GMAC’s standard residual values. GM reimbursed GMAC to the extent that remarketing sales proceeds were less than the customer’s contractual residual value limited to GMAC’s

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 4.	Acquisition and Disposal of Businesses — (continued)

standard residual sales value. GM also participated in a risk sharing arrangement whereby GM shared equally in residual losses to the extent that remarketing proceeds were below GMAC standard residual values limited to a floor. The amount of the liability previously recorded by GM amounted to approximately $1.8 billion, resulting in a gain on settlement of approximately $390 million. Approximately $252 million of the gain was recognized in 2006 with the remainder reflected as a deferred gain which will be recognized in future periods as the leases terminate.

GM recognized a non-cash impairment charge of approximately $2.9 billion in Other expenses in 2006. The charge is comprised of the write-down of the carrying value of GMAC assets that were sold on November 30, 2006, partially offset by the realization of 51% of the unrecognized net gains reflected in GMAC’s other comprehensive income.

For the eleven months ended November 30, 2006, GMAC’s earnings and cash flows are fully consolidated in GM’s Consolidated Statements of Operations and Statements of Cash Flows. After November 30, 2006, GM’s remaining 49% interest in GMAC’s common membership interests is reflected as an equity method investment. Also, GM’s interest in GMAC’s preferred membership interests is reflected as a cost method investment. Refer to Note 7.

As part of the agreement, GM retained an option, for 10 years after the closing date, to repurchase from GMAC certain assets related to the automotive finance business of the North American Operations and International Operations of GMAC. GM’s exercise of the option is conditional on GM’s credit rating being investment grade or higher than GMAC’s credit rating. The call option price is calculated as the higher of (i) fair market value or (ii) 9.5 times the consolidated net income of GMAC’s automotive finance business in either the calendar year the call option is exercised or the calendar year immediately following the year the call option is exercised. No value was assigned to this fair value option.

GM and GMAC entered into a number of agreements that were intended to continue the mutually-beneficial global relationship between GM and GMAC. These agreements, in substance, were consistent with the existing and historical practices between GM and GMAC, including requiring GMAC to continue to allocate capital to automotive financing thereby continuing to provide critical financing support to a significant share of GM’s global sales. While GMAC retains the right to make individual credit decisions, GMAC has committed to fund a broad spectrum of customers and dealers consistent with historical practice in the relevant jurisdiction. Subject to GMAC’s fulfillment of certain conditions, GM has granted GMAC exclusivity for U.S., Canadian, and international GM-sponsored consumer and wholesale marketing incentives for GM products in specified markets around the world, with the exception of Saturn branded products. Refer to Note 28 for additional information of the ongoing arrangements between GM and GMAC.

Sale of GMAC Commercial Mortgage

On March 23, 2006, GM through GMAC sold approximately 79% of its equity in GMAC Commercial Mortgage for approximately $1.5 billion in cash. Subsequent to the sale, the remaining interest in GMAC Commercial Mortgage is reflected using the equity method. At December 31, 2005, GMAC Commercial Mortgage’s assets and liabilities had been classified as held for sale in GM’s Consolidated Balance Sheet.

Acquisition of GM Daewoo

On February 3, 2005, GM completed the purchase of 16.6 million newly-issued shares of common stock in GM Daewoo for approximately $49 million, which increased GM’s ownership in GM Daewoo to 48.2% from 44.6%. No other shareholders in GM Daewoo participated in the issue. On June 28, 2005, GM purchased from Suzuki Motor Corporation (Suzuki) 6.9 million shares of outstanding common stock in GM Daewoo for approximately $21 million. This increased GM’s ownership in GM Daewoo to 50.9%. Accordingly, GM began consolidating the operations of GM Daewoo in June 2005. This increased GM’s total assets and liabilities as of June 30, 2005 by

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 4.	Acquisition and Disposal of Businesses — (concluded)

approximately $4.7 billion and $4.5 billion, respectively, including one-time increases of $1.6 billion of cash and marketable securities and $1.3 billion of long-term debt.

The pro forma unaudited impact on Automotive sales had GM consolidated GM Daewoo in 2005 and 2004 would have been an increase to revenue of $2.8 billion and $4.3 billion, respectively. The pro forma effect on net income (loss) is not significant compared to equity income recognized.

Sale of Electro-Motive Division

On April 4, 2005, GM completed the sale of its Electro-Motive Division (EMD) to an investor group led by Greenbriar Equity Group LLC and Berkshire Partners LLC for total consideration of $201 million. The sale covered substantially all of the EMD businesses and both the LaGrange, Illinois and London, Ontario manufacturing facilities. This transaction did not have a material effect on GM’s consolidated financial position or results of operations.

Note 5.	Impairments, Restructuring and Other Initiatives

Impairments

In 2006, GM recorded impairment charges totaling $424 million related to product specific assets based on GM’s periodic review of its long-lived assets classified as held and used. Of this, $303 million was at GMNA, $60 million at GME, and $61 million at GMAP. In addition, GMNA recorded impairment charges totaling $172 million in 2006 which includes $102 million related to product specific assets and $70 million related to the write-down of various plant assets due to decreased profitability and production associated with the planned cessation of production at the Doraville, Georgia assembly plant in 2008. Additionally, GME recorded an asset impairment charge in 2006 of $89 million in connection with the announced closure of GM’s Portugal assembly plant, which closed in December 2006.

In November 2005, GMNA announced a restructuring initiative which will cease operations at nine assembly, stamping, and powertrain facilities and three Service Parts and Operations facilities by 2008. As a result of these capacity reduction initiatives, GM recorded a charge of $700 million for the write down to fair market value of property, plants, and equipment for assets that were still in service as of December 31, 2005. See Note 6 for further discussion of the employee costs associated with this restructuring.

In 2005, the business planning cycle was accelerated as a result of the lack of improved performance in the second quarter of 2005. In connection with this process, GM reviewed the carrying value of certain long-lived assets held and used, other than goodwill and intangible assets with indefinite lives. These reviews resulted in impairment charges in GMNA and GME. In addition, restructuring initiatives were announced in the third quarter of 2005 in GMAP related to production in Australia, resulting in additional impairment charges. In GMLAAM, unusually strong South American currencies have adversely affected the profitability of GMLAAM’s export business. Management’s decision to adjust GMLAAM’s export volumes resulted in lower expected future cash flows, resulting in an impairment charge in the region. These reviews and initiatives resulted in impairment charges totaling $1.2 billion recognized in 2005 ($743 million at GMNA, $262 million at GME, $150 million at GMLAAM, and $64 million at GMAP) for assets that were still in service.

In 2005, GMNA also recorded a charge of $134 million for the write down to fair market value of various plant assets in connection with the first quarter 2005 announcement to discontinue production at a Lansing, Michigan assembly plant during the second quarter of 2005.

In 2004, impairment analyses resulted in charges totaling $609 million with respect to product-specific assets. Additional charges of $161 million were recorded at GMNA for the write-down to fair market value of various plant

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 5.	Impairments, Restructuring and Other Initiatives — (continued)

assets in connection with facilities rationalization actions at assembly plants in Baltimore, Maryland and Linden, New Jersey.

Restructuring and Other Initiatives

GMNA results for 2006 included a charge of $115 million related to costs incurred in 2006 under a new salaried severance program, which allows involuntarily terminated employees to receive continued salary and benefits for a period of time after termination.

Results for 2005 include charges recognized of $223 million in GMNA and $13 million in Other Operations related to voluntary early retirement and other separation programs with respect to certain salaried employees in the United States.

GME results for 2006 include charges for separations and contract cancellations of $437 million. These charges are related to the restructuring plan announced in the fourth quarter of 2004, the closure of GM’s Portugal assembly plant, the reduction of one shift at the Ellesmere Port plant in the United Kingdom, and new separation programs for Belgium, the United Kingdom, Sweden, and Germany announced in the fourth quarter of 2006. The charge in 2006 for the restructuring plan announced in 2004 was $184 million. GME’s restructuring plan targeted a total reduction of 12,000 employees over the period 2005 through 2007 through separation programs, early retirements, and selected outsourcing initiatives. As of December 31, 2006 approximately 11,600 employees left GM under this restructuring program and the program is on target to achieve the total headcount reduction, and has achieved the targeted annual structural cost reduction of $600 million by 2006. The charge in 2006 for the closure of the Portugal plant was $79 million and was related to separations and contract cancellations. The plant closed in December 2006, resulting in a total separation of approximately 1,100 employees. The charge in 2006 for the shift reduction in Ellesmere Port was $134 million. The shift reduction reduced the work force in the U.K. by approximately 1,200 employees by the end of 2006. The charge for 2006 related to separation programs in Belgium, the United Kingdom, and Sweden was $32 million. These charges relate to the separation of approximately 280 employees, primarily in Sweden. In addition, a charge of $8 million was recorded in 2006 relating to an early retirement program in Germany approved in the fourth quarter of 2006. Approximately 2,600 employees will leave under this program through 2013. The cost will be recognized over the remaining service period of each employee.

GME results for 2005 included restructuring charges of $1.1 billion for separations, mainly related to the restructuring plan announced in the fourth quarter of 2004, and also included costs related to the dissolution of the Powertrain joint venture with Fiat in the second quarter of 2005 and other contract cancellation charges.

GMLAAM results for 2006 include restructuring charges of $43 million. These restructuring charges relate to the costs of voluntary employee separations at GM do Brasil.

GMAP results for 2006 include restructuring charges of $15 million. These restructuring charges relate to the costs of voluntary employee separations at GM Holden.

Note 6.	GMNA Postemployment Benefit Costs

Costs to idle, consolidate, or close facilities and provide postemployment benefits to employees idled on an other than temporary basis are accrued based on management’s best estimate of the wage and benefits costs that will be incurred for qualified employees under the JOBS bank provisions of the current labor agreement through the date of its expiration in September 2007, plus estimated costs expected to be paid thereafter taking into account policy changes that GM intends to negotiate into the JOBS program after the expiration of the current collective bargaining agreement. Costs related to the idling of employees that are expected to be temporary are expensed as incurred. GM

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 6.	GMNA Postemployment Benefit Costs — (continued)

reviews the adequacy and continuing need for these liabilities on an annual basis in conjunction with its year-end production and labor forecasts. Furthermore, GM reviews the reasonableness of the liabilities on a quarterly basis.

In 2005, GM recognized a charge of $1.8 billion for postemployment benefits related to the restructuring of its North American operations announced in November 2005. Approximately 17,500 employees were included in the charge for locations included in this action, some leaving the company through attrition and some transferring to other sites.

On March 22, 2006, GM, Delphi, and the UAW reached an agreement (the UAW Attrition Agreement) intended to reduce the number of U.S. hourly employees through an accelerated attrition program (the Attrition Program). The program was offered to U.S. GM hourly employees and select UAW-represented members of Delphi’s hourly work force. The program also permitted the return of UAW-represented Delphi employees back to GM until September 2007. In addition, eligible UAW-represented Delphi employees could elect to retire from Delphi or return to GM and retire. Under the agreement, GM has agreed to assume the financial obligations related to the lump sum payments that were made to eligible Delphi U.S. hourly employees accepting normal or voluntary retirement incentives and certain post-retirement employee benefit obligations related to Delphi employees who returned to GM under the plan. Refer to Note 20 for additional information in regards to GM’s financial obligation with respect to Delphi.

Under the UAW Attrition Program, GM provided certain UAW-represented employees at GM with (i) a lump sum payment of $35,000 for normal or early voluntary retirements retroactive to October 1, 2005; (ii) a mutually satisfactory retirement for employees with at least 10 years of credited service and 50 years of age or older; (iii) payment of gross monthly wages ranging from $2,750 to $2,900 to those employees who participate in a special voluntary pre-retirement program depending on years of credited service and plant work location; and (iv)  a buyout of $140,000 for employees with ten or more years of seniority, or of $70,000 for employees with less than 10 years seniority, provided such employees sever all ties with GM except for any vested pension benefits. Approximately 34,400 GM hourly employees have agreed to the terms of the Attrition Program. GM recorded a charge of approximately $2.1 billion in 2006 to recognize the wage and benefit cost of those accepting normal and voluntary retirements, buy-outs or pre-retirement leaves. As a result of the Attrition Program, the JOBS Bank was substantially reduced as employees from the Bank retired, took a buy-out or filled openings created by the Attrition Program. Employees who chose to leave GM retired or left by January 1, 2007.

Throughout 2006, GM recorded favorable adjustments totaling approximately $1.0 billion to the postemployment benefits reserve primarily as a result of (i) the transfer of employees from idled plants to other plant sites to replace those positions previously held by employees that accepted retirements, buy-outs, or pre-retirement leaves, (ii) a higher than anticipated level of Attrition Program participation by employees at idled facilities and facilities to be idled that were previously accrued for under the JOBS bank provisions, and (iii) higher than anticipated headcount reductions associated with previously announced GMNA plant idling activities. The employees’ wage and benefit costs were then included in the charge attributable to the Attrition Program in 2006, which is discussed in the above paragraph. In addition, a charge of $81 million was recorded in 2006 to reflect GM’s commitment under the UAW Attrition Agreement to pay a lump-sum to certain UAW and IUE-represented GM retirees with recent retirements. GM also announced plans to idle a shift at the Lordstown Assembly Plant in 2006 and to idle its service parts operations at the Drayton Plains facility in 2008 which resulted in a charge of $13 million in 2006 to recognize future wages and benefit obligations associated with the idling of workforce at these two facilities.

At December 31, 2006, the postemployment benefit cost reserve reflects estimated future wages and benefits of $1.3 billion related to approximately 8,500 employees, primarily located at idled facilities and facilities to be idled as a result of previous announcements, and approximately 10,900 employees under the terms of the Attrition Program. At December 31, 2005, this reserve was approximately $2 billion related to the estimated future wages and benefits of approximately 18,400 employees, primarily at idled facilities and facilities to be idled as a result of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 6.	GMNA Postemployment Benefit Costs — (concluded)

previous announcements in 2005. The postemployment benefits reserve was $237 million as of December 31, 2004, which related to numerous facilities and approximately 1,900 employees. The following table summarizes the activity in the reserve for the years 2006, 2005 and 2004:

	2006	2005	2004
	(Dollars in millions)

Beginning balance	$2,012	$237	$384
Additions	2,212	1,891	—
Interest accretion	31	12	19
Payments	(1,834)	(91)	(151)
Adjustments	(1,152)	(37)	(15)

Ending balance	$1,269	$2,012	$237

Note 7.	Investment in Nonconsolidated Affiliates

Nonconsolidated affiliates of GM identified herein are those entities in which GM owns an equity interest and for which GM uses the equity method of accounting, because GM has the ability to exert significant influence over decisions relating to their operating and financial affairs. GM’s significant affiliates, and the percent of GM’s equity ownership or voting interest in them include the following:

United States — GMAC (49% at December 31, 2006);

Japan — Fuji Heavy Industries Ltd. (FHI) (sold at December 31, 2005 and 20.1% in 2004), Suzuki Motor Corporation (3.7% at December 31, 2006, and 20.4% in 2005 and 2004);

China — Shanghai General Motors Co., Ltd (50% in 2006, 2005 and 2004), SAIC-GM-Wuling Automobile Co., Ltd (34% in 2006, 2005 and 2004);

South Korea — GM Daewoo (50.9% at December 31, 2006 and 2005, 44.6% in 2004; with the increase in ownership to more than 50%, GM consolidated GM Daewoo at June 30, 2005 — see Note 4);

Italy — GM-Fiat Powertrain (FGP) (dissolved at December 31, 2005 and 50% in 2004).

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 7.	Investment in Nonconsolidated Affiliates — (continued)

Information regarding GM’s significant nonconsolidated affiliates, as described above in the following countries is included in the table below:

	United				South
	States	Italy	Japan	China	Korea
	(Dollars in millions)

2006
Book value of GM’s investments in affiliates	$7,523	NA	NA	$851	NA
GM’s share of affiliates’ net income (loss)	(5)	NA	$21	$306	NA
Total assets of significant affiliates	287,439	NA	NA	$4,828	NA
Total liabilities of significant affiliates	270,875	NA	NA	$2,951	NA
2005
Book value of GM’s investments in affiliates	NA	NA	$1,576	$822	NA
GM’s share of affiliates’ net income (loss)	NA	$32	$183	$302	$17
Total assets of significant affiliates	NA	NA	$15,507	$3,912	NA
Total liabilities of significant affiliates	NA	NA	$7,467	$2,179	NA
2004
Book value of GM’s investments in affiliates	NA	$1,293	$3,174	$1,084	$193
GM’s share of affiliates’ net income (loss)	NA	$86	$255	$432	$(35)
Total assets of significant affiliates	NA	$8,616	$30,582	$3,438	$5,288
Total liabilities of significant affiliates	NA	$5,539	$17,417	$1,592	$4,447

As discussed in Note 4, GM sold a 51% ownership interest in GMAC in November 2006. As such, the remaining 49% ownership interest held by GM is accounted for under the equity method. In addition, FIM Holdings purchased 555,000 of GMAC’s Preferred Membership Interests for a cash purchase price of $500 million and GM purchased 1,555,000 Preferred Membership Interests for a cash purchase price of $1.4 billion. The investment in GMAC Preferred Membership Interests, a cost method investment, was initially recorded at fair value at the date of its acquisition. The excess of fair value over the purchase price of the Preferred Membership Interests reduced the Corporation’s investment in GMAC Common Membership Interests. GMAC is required to make certain quarterly distributions to holders of the Preferred Membership Interest in cash on a pro rata basis. The Preferred Membership Interests are issued in units of $1,000 and accrue a yield at a rate of 10% per annum. GMAC’s Board of Managers (GMAC Board) may reduce any distribution to the extent required to avoid a reduction of the equity capital of GMAC below a minimum amount of equity capital equal to the net book value of GMAC at November 30, 2006. In addition, the GMAC Board may suspend the payment of Preferred Membership Interest distributions with the consent of a majority of the Preferred Membership Interests. If distributions are not made with respect to any fiscal quarter, the distributions would not be cumulative. If the accrued yield of GMAC’s Preferred Membership Interests for any fiscal quarter is fully paid to the preferred holders, then a portion of the excess of the net financial book income of GMAC in any fiscal quarter over the amount of yield distributed to the holders of the Preferred Membership Interests in such quarter will be distributed to the holders of the Common Membership Interests as follows: at least 40% of the excess will be paid for fiscal quarters ending prior to December 31, 2008 and at least 70% of the excess will be paid for fiscal quarters ending after December 31, 2008.

In 2006, GMAC recognized a gain of $415 million on the sale of its entire equity interest in a regional home builder. Under the equity method of accounting, GMAC’s share of income recorded from this investment was approximately $42.4 million and $35.2 million in 2006 and 2005, respectively.

Also, in 2006, GM sold 92.36 million shares of its investment in Suzuki, reducing GM’s equity stake in Suzuki from 20.4% to 3.7% (16.3 million shares). The sale of GM’s interest generated cash proceeds of $2 billion and a gain

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 7.	Investment in Nonconsolidated Affiliates — (concluded)

on sale of $666 million in 2006. Effective with completion of the sale, GM’s remaining investment in Suzuki is accounted for as an available-for-sale equity security. Refer to Note 8.

In the fourth quarter of 2005, GM completed the sale of its 20.1% investment in the common stock of FHI. In the second quarter of 2005, GM recorded an impairment charge of $812 million associated with its investment in the common stock of FHI. In the fourth quarter of 2005, GM recorded a gain of $78 million, due to the appreciation of the fair value of such stock after June 30, 2005, the date of the FHI impairment charge. The sale generated net proceeds of approximately $775 million.

On February 13, 2005, GM and Fiat S.p.A. (Fiat) reached a settlement agreement whereby GM agreed to pay Fiat approximately $2.0 billion and to return its 10% equity interest in Fiat Auto Holdings B.V. (FAH), to terminate the Master Agreement (including the Put Option) entered into in March 2000, settle various disputes related thereto, and acquire an interest in key strategic diesel engine assets, and other important rights with respect to diesel engine technology and know-how. The settlement agreement resulted in a charge of approximately $1.4 billion, which is recorded in Other expenses in the Consolidated Statements of Operations. Since the underlying events and disputes giving rise to GM’s and Fiat’s agreement to settle these disputes and terminate the Master Agreement (including the Put Option) existed at December 31, 2004, GM recognized this charge in the fourth quarter of 2004.

In addition, the settlement agreement included, among other things, the following actions or provisions:

•	FGP joint venture company was dissolved and GM regained complete ownership of all GM assets originally contributed.

•	GM would retain co-ownership with Fiat of the key powertrain intellectual property, including SDE and JTD diesel engines and the M20-32 six-speed manual transmission;

•	GM would hold a 50% interest in Fiat GM Powertrain Polska, a joint venture limited to operating the powertrain manufacturing plant in Bielsko-Biala, Poland, which currently produces the 1.3 liter SDE diesel engine;

•	The companies will continue to supply each other with powertrains under long-term contracts, which provide considerable ongoing savings;

Effective May 13, 2005 the liquidation of these joint ventures and GM’s acquisition of certain strategic assets from Fiat were completed. GM and Fiat have exchanged broad releases of all claims and liabilities.

In the fourth quarter of 2004, GM completed its annual review of its investment in FAH. As a result of continued deterioration in the performance of Fiat Auto S.p.A. and its debt structure, GM recorded a non-cash charge of $220 million to reduce the carrying value of GM’s investment in FAH to zero.

Note 8.	Marketable Securities

Marketable securities held by GM are classified as available-for-sale, except for certain mortgage-related securities, which are classified as held-to-maturity or trading securities. Unrealized gains and losses, net of related income taxes, for available-for-sale securities are included as a separate component of stockholders’ equity. Unrealized gains and losses for trading securities are recorded currently in earnings. GM determines cost on the specific identification basis.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 8.	Marketable Securities — (continued)

Investments in marketable securities were as follows (in millions):

	December 31, 2006				December 31, 2005
		Unrealized		Fair		Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Available-for-sale
Corporate debt securities and other	$122	$—	$—	$122	$741	$—	$13	$728
United States government and agencies	13	—	—	13	455	—	5	450
Mortgage-backed securities	3	—	—	3	243	—	5	238

Total	$138	$—	$—	$138	$1,439	$—	$23	$1,416

Financing and Insurance Operations:
Mortgage-backed securities held for trading purposes	$—	$—	$—	$—	$3,766	$131	$—	$3,897

Available-for-sale
United States government and agencies	93	1	—	94	2,945	5	46	2,904
States and municipalities	—	—	—	—	863	27	1	889
Foreign government securities	—	—	—	—	844	11	2	853
Mortgage and asset-backed securities	—	—	—	—	1,216	29	5	1,240
Corporate debt securities and other	98	—	4	94	6,136	43	35	6,144

Subtotal	$191	$1	$4	$188	$12,004	$115	$89	$12,030
Equity securities	—	—	—	—	1,510	874	17	2,367
Mortgage-backed securities held-to-maturity	—	—	—	—	16	—	—	16

Total	$191	$1	$4	$188	$17,296	$1,120	$106	$18,310

Total consolidated	$329	$1	$4	$326	$18,735	$1,120	$129	$19,726

Proceeds from sales of marketable securities totaled $7.9 billion in 2006, $20.4 billion in 2005, and $18 billion in 2004. The gross gains related to sales of marketable securities were $1.1 billion, $223 million, and $163 million in 2006, 2005, and 2004, respectively. The gross losses related to sales of marketable securities were $105 million in 2006, $132 million in 2005, and $79 million in 2004.

The amortized cost and fair value of investments in available-for-sale securities by contractual maturity at December 31, 2006 were as follows (in millions):

			Financing and Insurance
	Available-for-Sale		Available-for-Sale
	Amortized	Fair	Amortized	Fair
Contractual Maturity	Cost	Value	Cost	Value

1 year	$116	$116	$191	$188
2-5 years	22	22	—	—
6-10 years	—	—	—	—
11 years and later	—	—	—	—

Total	$138	$138	$191	$188

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 8.	Marketable Securities — (concluded)

The fair value and gross unrealized losses of investments in an unrealized loss position that are not deemed to be other-than-temporarily impaired are summarized in the following table.

	December 31, 2006
	Less than 12 Months
	Fair Value	Unrealized Losses
	(Dollars in millions)

Financing and Insurance Operations
Available for sale securities:
Corporate debt securities and other	$94	$4

Total available-for-sale securities	$94	$4

	December 31, 2005
	Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)

Available for sale securities:
Corporate debt securities and other	$201	$3	$370	$10
U.S. government and agencies	289	2	84	3
Mortgage backed securities	153	3	65	2

Total	$643	$8	$519	$15

Financing and Insurance Operations
Available for sale securities:
Debt securities:
United States government and agencies	$1,590	$32	$520	$15
States and political subdivisions	79	1	—	—
Foreign government securities	179	1	—	—
Residential mortgage-backed securities	36	1	76	2
Interest-only strips	81	3	—	—
Corporate debt securities	1,865	20	331	10
Other	175	3	21	1

Total debt securities	4,005	61	948	28
Equity securities	137	15	19	2

Total available for sale securities	$4,142	$76	$967	$30

Total held to maturity securities	$—	$—	$—	$—

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In addition, as of December 31, 2006, GM holds a strategic 3.7% stake in Suzuki that is recorded in Other Assets at its fair value of $460 million. GM’s cost basis in this investment is approximately $236 million. Prior to 2006, GM held a 20.4% interest and accounted for its investment using the equity method.

Note 9.	Variable Interest Entities

GM is providing the information below concerning VIEs that: (1) are consolidated since GM is deemed to be the primary beneficiary and (2) those entities that GM does not consolidate because, although GM has significant interests in such VIEs, GM is not the primary beneficiary. Those VIEs listed below that related to the Financing and Insurance Operations were consolidated in 2004, 2005 and the period January 1, 2006 to November 30, 2006.

Synthetic Leases — GM leases real estate and equipment from various SPEs that have been established to facilitate the financing of those assets for GM by nationally prominent, creditworthy lessors. These assets consist principally of office buildings, warehouses, and machinery and equipment. The use of SPEs allows the parties providing the financing to isolate particular assets in a single entity and thereby syndicate the financing to multiple third parties. This is a conventional financing technique used to lower the cost of borrowing and, thus, the lease cost to a lessee such as GM. There is a well-established market in which institutions participate in the financing of such property through their purchase of interests in these SPEs. Certain of these SPEs were determined to be VIEs under FIN 46(R). GM consolidates any entities with leases where GM provides a residual value guarantee of the leased property, and is considered the primary beneficiary under FIN 46(R). As of December 31, 2006, the carrying amount of assets and liabilities consolidated under FIN 46(R) amounted to $636 million and $797 million, respectively, compared to $780 million and $1 billion as of December 31, 2005. Assets consolidated are reflected in property-net in GM’s consolidated financial statements. GM’s maximum exposure to loss related to the consolidated VIEs amounted to $695 million at December 31, 2006. For other such lease arrangements involving VIEs, GM holds significant variable interests but is not considered the primary beneficiary under FIN 46(R). GM’s maximum exposure to loss related to these VIEs where GM has a significant variable interest, but does not consolidate the entity, amounted to $624 million at December 31, 2006.

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

Mortgage warehouse funding — GMAC’s Mortgage operations transfer commercial and residential mortgage loans, lending receivables, home equity loans, and lines of credit pending permanent sale or securitization through various structured finance arrangements in order to provide funds for the origination and purchase of future loans. These structured finance arrangements include transfers to warehouse funding entities, including GMAC and bank-sponsored commercial paper conduits. Transfers of assets from GMAC into each facility are accounted for as either sales (off-balance sheet) or secured financings (on-balance sheet) based on the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140). However, in either case, creditors of these facilities have no legal recourse to the general credit of GMAC. Some of these warehouse funding entities represent variable interest entities under FIN 46(R).

Management has determined that for certain mortgage warehouse funding facilities, GMAC is the primary beneficiary and, as such, consolidates the entities in accordance with FIN 46(R). The assets of these residential mortgage warehouse entities totaled $7.2 billion at December 31, 2005, the majority of which are included in loans held for sale and finance receivables, net, in the Consolidated Balance Sheet.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 9.	Variable Interest Entities — (continued)

Residential mortgage loan alliances — GMAC has invested in strategic alliances with several mortgage loan originators. These alliances may include common or preferred equity investments, working capital or other subordinated lending, and warrants. In addition to warehouse lending arrangements, management has determined that GMAC does not have the majority of the expected losses or returns and as such, consolidation is not appropriate under FIN 46(R). Total assets in these alliances were $139 million at December 31, 2005.

Construction and real estate lending — GMAC uses an SPE to finance construction lending receivables. The SPE purchases and holds the receivables and funds the majority of the purchases through financing obtained from third-party asset-backed commercial paper conduits. GMAC is the primary beneficiary, and as such, consolidates the entity in accordance with FIN 46(R). The assets in this entity totaled $1.6 billion at December 31, 2005, which are included in finance receivables, net, in the Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to the general credit of GMAC.

GMAC has subordinated real estate lending arrangements with certain entities. These entitles are created to develop land and construct residential homes. Management has determined that GMAC does not have the majority of the expected losses or returns, and as such, consolidation is not appropriate under FIN 46(R). Total assets in these entities were $496 million at December 31, 2005.

Warehouse lending — GMAC has a facility in which it transfers mortgage warehouse lending receivables to a 100% owned SPE which then sells a senior participation interest in the receivables to an unconsolidated qualifying special purpose entity (QSPE). The QSPE funds the purchase of the participation interest from the SPE through financing obtained from third-party asset-backed commercial paper conduits. The SPE funds the purchase of the receivables from GMAC with cash obtained from the QSPE, as well as a subordinated loan and/or an equity contribution from GMAC. The senior participation interest sold to the QSPE, and the commercial paper issued are not included in the assets or liabilities of GMAC. Once the receivables have been sold, they may not be purchased by GMAC except in very limited circumstances, such as a breach in representations or warranties. Management has determined that GMAC is the primary beneficiary of the SPE, and as such, consolidates the entity in accordance with FIN 46(R). The assets in this entity totaled $3.5 billion at December 31, 2005, which are included in finance receivables, net of unearned income, in the Consolidated Balance Sheet.

Collateralized debt obligations (CDOs) — GMAC’s Mortgage operations sponsor and serve as collateral manager for CDOs. Under CDO transactions, a trust is established that purchases a portfolio of securities and issues debt and equity certificates, representing interests in the portfolio of assets. In addition to receiving variable compensation for managing the portfolio, GMAC sometimes retains equity investments in the CDOs. The majority of the CDOs sponsored by GMAC were initially structured or have been restructured (with approval by the senior beneficial interest holders) as QSPEs, and are therefore exempt from FIN 46(R).

In the event that an asset is credit impaired, a call option is triggered whereby GMAC, as collateral manager, may buy the asset out of the pool and sell it to a third party. The call is triggered only by events that are outside GMAC’s control, such as the downgrade by a rating agency of an asset in the pool or in the event more than a specified percentage of mortgage loans underlying a security are greater than 60 days delinquent (or have been liquidated). In the event the conditions under which GMAC can exercise the call option are met, GMAC recognizes these assets. In accordance with these provisions, GMAC did not recognize any assets as of December 31, 2005.

Management has determined that for certain CDO entities, GMAC is the primary beneficiary, and as such,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 9.	Variable Interest Entities — (concluded)

consolidates the entities in accordance with FIN 46(R). The assets in these entities totaled $569 million at December 31, 2005, the majority of which are included in marketable securities in the Consolidated Balance Sheet.

Interests in real estate partnerships — GMAC’s Commercial Mortgage operations syndicate investments in real estate partnerships to unaffiliated investors, and in certain partnerships, have guaranteed the timely payments of a specified return to those investors. The investor returns are principally generated from each partnership’s share of affordable housing tax credits and tax losses derived from the partnership’s investments in entities which develop, own and operate affordable housing properties throughout the United States. These entities are considered VIE’s under FIN 46(R). The determination of whether GMAC is the primary beneficiary of a given tax credit fund depends on many factors, including the number of limited partners and the rights and obligations of the general and limited partners in that fund.

GMAC has variable interests in the underlying operating partnerships (primarily in the form of limited partnership interests). The results of the variable interest analysis indicated that GMAC is not the primary beneficiary of some of these partnerships and, as a result, is not required to consolidate these entities under FIN 46(R). Assets outstanding in these underlying operating partnerships approximated $6.5 billion at December 31, 2005. GMAC’s maximum exposure to loss related to these partnerships is $682 million. In addition, management has determined that for certain partnerships, GMAC is the primary beneficiary, and as such, consolidates the partnerships in accordance with FIN 46(R). The impact of consolidation results in an increase to our assets totaling $452 million at December 31, 2005, which are included in the Corporation’s Consolidated Balance Sheet. This consolidation did not impact reported net income. Real estate assets held as collateral for these entities totaled $252 million at December 31, 2005.

GMAC holds variable interests in syndicated affordable housing partnerships where it provides unaffiliated investors with a guaranteed yield on their investment. These partnerships were reflected as held for sale in GM’s Consolidated Balance Sheet at December 31, 2005 under the financing method in accordance with Statement of Financial Accounting Standards No 66, “Accounting for Sales of Real Estate” (SFAS No. 66). GMAC’s exposure to loss at December 31, 2005 was $1.4 billion representing the $1.0 billion financing liability reflected in the Consolidated Balance Sheet (i.e., real estate syndication proceeds) as well as $0.4 billion in additional unpaid equity installments. The maximum exposure amount represents the amount payable to investors, as unaffiliated investors place additional guaranteed commitments with GMAC, and decreases as tax benefits are delivered to the investors. Considering such amounts, GMAC exposure to loss in future periods is not expected to exceed $1.9 billion.

New markets tax credit funds — GMAC syndicates and manages investments in partnerships that make investments, typically mortgage loans that, in turn, qualify the partnerships to earn New Markets Tax Credits. New Markets Tax Credits permit taxpayers to receive a federal income tax credit for making qualified equity investments in community development entities. For one particular tax credit fund management has determined that GMAC does not have the majority of the expected losses or returns and, as such, consolidation is not appropriate under FIN 46(R). The assets in these investments totaled $62 million at December 31, 2005, of which $41 million represents GMAC’s maximum exposure to loss. In addition to this entity, management has determined that for other tax credit funds, GMAC is a primary beneficiary and as such, consolidates these entities in accordance with FIN 46(R). The impact of consolidation results in an increase to our assets classified as held for sale in the Consolidated Balance Sheet totaling $206 million at December 31, 2005.

Note 10.	Finance Receivables and Securitizations

GM generates receivables from its sales of vehicles to its dealer network domestically and internationally, as well as from its service parts, transmission, and powertrain sales. Certain of these receivables are sold to a GM wholly-owned bankruptcy-remote SPE. The SPE is a separate legal entity that assumes the risks and rewards of ownership of the receivables. In turn, the SPE participates in a trade accounts receivable securitization program whereby it enters into an agreement to sell undivided interests in an eligible pool of trade receivables limited to

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 10.	Finance Receivables and Securitizations — (continued)

$0.85 billion and $1 billion in 2006 and 2005, respectively, to a bank conduit that funds its purchases through issuance of commercial paper or via direct bank funding. The receivables under the program were sold at fair market value, and excluded from GM’s Consolidated Balance Sheet. The loss recorded on the trade receivables sold is included in Automotive cost of sales and was $30 million, $23 million and $3 million in 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, the bank conduit had a beneficial interest of $0.2 billion and $0.4 billion, respectively, of the SPE’s pool of eligible trade receivables. GM does not have a retained interest in the receivables sold, but performs collection and administrative functions. The gross amount of proceeds from collections reinvested in revolving securitizations was $9.0 billion, $12.8 billion and $6.9 billion for 2006, 2005, and 2004 respectively.

In addition to this securitization program, GM participates in other trade receivable securitization programs, primarily in Europe. Financing providers had a beneficial interest in GM’s pool of eligible European receivables of $0.1 billion and $0.3 billion as of December 31, 2006 and 2005 respectively, related to those securitization programs.

Since April 2006, certain other GM trade accounts receivables related to vehicle sales to dealers primarily in the Middle East are pledged as collateral under an on balance sheet securitized borrowing program. The receivables pledged are not reported separately from other trade accounts receivables on the Consolidated Balance Sheet. The amount of receivables pledged under this program as of December 31, 2006 was approximately $0.3 billion and such amount is also reported as short-term borrowings. In addition, GM has other on balance sheet trade receivable and other financing programs with GMAC as counterparty. The balance under these programs was $1.8 billion as of December 31, 2006 which is reported as debt since the completion of the GMAC Transaction.

Finance Receivables, Net

Finance receivables — net included the following at December 31, 2005:

(in millions)
Consumer:
Retail automotive	$71,477
Residential mortgages	68,959

Total consumer	140,436
Commercial:
Automotive:
Wholesale	19,641
Leasing and lease financing	1,228
Term loans to dealers and others	2,973
Commercial and industrial	16,936
Commercial real estate:
Commercial mortgage(1)	43
Real estate construction	2,677

Total commercial	43,498

Total finance receivables and loans	183,934
Allowance for financing losses	(3,085)

Total consolidated finance receivables, net (2)	$180,849

(1)	At December 31, 2005, $3.0 billion ($2.1 billion domestic and $949 million foreign) in GMAC Commercial Mortgage’s finance receivables and loans were transferred to held for sale on the Consolidated Balance Sheet.

(2)	Net of unearned income of $5.9 billion at December 31, 2005.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 10.	Finance Receivables and Securitizations — (continued)

Finance receivables that originated outside the United States were $32.5 billion at December 31, 2005.

Securitizations of Finance Receivables and Mortgage Loans

As described in Note 4, GMAC transferred to GM two bankruptcy-remote subsidiaries (SPEs) that hold the equity interests in ten trusts that are parties to lease asset securitizations. The balance of lease securitization debt under these two SPEs as of December 31, 2006 was $9.4 billion.

GMAC has significant finance receivables. With the completion of the GMAC Transaction before year-end 2006, GMAC’s finance receivables are no longer part of the consolidated balance sheet. Below is information on GMAC finance receivables as of December 31, 2005.

GMAC sells retail finance receivables, wholesale and dealer loans, and residential mortgage loans. The following discussion and related information is only applicable to the transfers of finance receivables and loans that qualify as off-balance sheet securitizations under the requirements of SFAS No. 140.

GMAC retains servicing responsibilities for and subordinated interests in all of its securitizations of retail finance receivables and wholesale loans. Servicing responsibilities are retained for the majority of its residential and commercial mortgage loan securitizations and GMAC may retain subordinated interests in some of these securitizations. GMAC also holds subordinated interests and acts as collateral manager in its collateralized debt obligation (CDO) securitization program.

As servicer, GMAC receives a monthly fee stated as a percentage of the outstanding sold receivables. Typically, for retail automotive finance receivables where GMAC is paid a fee, it has concluded that the fee represents adequate compensation as a servicer and, as such, no servicing asset or liability is recognized. Considering the short-term revolving nature of wholesale loans, no servicing asset or liability is recognized upon securitization of the loans. As of December 31, 2005, the weighted average basic servicing fees for its primary servicing activities were 100 basis points, 100 basis points and 40 basis points of the outstanding principal balance for sold retail finance receivables, wholesale loans, residential mortgage loans and commercial mortgage loans, respectively. Additionally, GMAC retain the rights to cash flows remaining after the investors in most securitization trusts have received their contractual payments. In certain retail securitization transactions, retail receivables are sold on a servicing retained basis, but with no servicing compensation and, as such, a servicing liability is established and recorded in other liabilities. As of December 31, 2005, servicing liabilities of $32 million were outstanding related to such retail securitization transactions. In addition, in 2005, GMAC completed a retail automotive securitization where the servicing fee received is considered greater than adequate compensation requiring the recording of a servicing asset. As of December 31, 2005, the fair value of the servicing asset was $30 million.

For mortgage servicing, GMAC capitalizes the value expected to be realized from performing specified residential and commercial mortgage servicing activities as mortgage servicing rights.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 10.	Finance Receivables and Securitizations — (continued)

The following tables summarize gains on securitizations and certain cash flows received from and paid to securitization trusts for transfers of finance receivables and loans that were completed during the eleven months ended November 30, 2006, and the years ended December 31, 2005 and 2004:

	Eleven Months Ended November 30, 2006
	Retail
	Finance	Wholesale	Mortgage Loans
	Receivables	Loans	Residential	Commercial
	(Dollars in millions)

Pre-tax gains (losses) on securitizations	$—	$551	$731	—
Cash inflow information:
Proceeds from new securitizations	3,315	—	56,510	—
Servicing fees received	—	166	435	—
Other cash flows received on retained interests	308	28	534	—
Proceeds from collections reinvested in revolving securitizations	—	89,385	—	—
Repayments of servicing advances	3	—	1,065	—
Cash outflow information:
Servicing advances	48	—	(1,125)	—
Purchase obligations and options:
Mortgage loans under conditional call option	—	—	(20)	—
Representations and warranties obligations	—	—	(37)	—
Administrator or servicer actions	5	—	(56)	—
Asset performance conditional calls	—	—	(47)	—
Clean-up calls	(242)	—	(1,099)	—

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 10.	Finance Receivables and Securitizations — (continued)

	Year Ended December 31, 2005
	Retail				Commercial
	Finance	Wholesale	Mortgage Loans		Mortgage
	Receivables	Loans	Residential	Commercial	Securities
	(Dollars in millions)

Pre-tax gains (losses) on securitizations	$(2)	$543	$513	$68	$8
Cash inflow information:
Proceeds from new securitizations	4,874	7,705	41,987	3,990	741
Servicing fees received	65	179	245	21	—
Other cash flows received on retained interests	249	503	583	262	42
Proceeds from collections reinvested in revolving securitizations	—	102,306	—	—	—
Repayments of servicing advances	43	—	1,115	198	—
Cash outflow information:
Servicing advances	(46)	—	(1,163)	(188)	—
Purchase obligations and options:
Mortgage loans under conditional call option	—	—	(9)	—	—
Representations and warranties obligations	—	—	(29)	—	—
Administrator or servicer actions	(76)	—	—	—	—
Asset performance conditional calls	—	—	(99)	—	—
Clean-up calls	(715)	—	(2,202)	—	—

	Year Ended December 31, 2004
	Retail				Commercial
	Finance	Wholesale	Mortgage Loans		Mortgage
	Receivables	Loans	Residential	Commercial	Securities
	(Dollars in millions)

Pre-tax gains on securitizations	$9	$497	$602	$54	$11
Cash inflow information:
Proceeds from new securitizations	1,824	9,188	29,412	2,108	935
Servicing fees received	105	174	208	20	—
Other cash flows received on retained interests	340	808	729	216	68
Proceeds from collections reinvested in revolving securitizations	—	91,360	—	—	—
Repayments of servicing advances	75	—	947	147	—
Cash outflow information:
Servicing advances	(64)	—	(1,035)	(169)	—
Purchase obligations and options:
Mortgage loans under conditional call option	—	—	(22)	—	—
Representations and warranties obligations	(1)	—	(66)	—	—
Administrator or servicer actions	(75)	—	—	—	—
Asset performance conditional calls	—	—	(137)	—	—
Clean-up calls	(269)	—	(3,797)	—	—

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 10.	Finance Receivables and Securitizations — (continued)

Key economic assumptions used in measuring the estimated fair value of retained interests of sales completed during the eleven months ended November 30, 2006 and the year ended December 31, 2005, as of the dates of such sales, were as follows:

Eleven Months
Ended
	November 30, 2006		Year Ended December 31, 2005
	Retail	Residential	Retail
	Finance	Mortgage	Finance	Mortgage Loans		Commercial
	Receivables	Loans	Receivables	Residential		Mortgage
	(a)	(b)	(a)	(b)	Commercial	Securities

Key assumptions(c) (rates per annum):
Annual prepayment rate(d)	0.9-1.7%	0.0-90.0%	0.9-1.2%	0.0-60.0%	0.0-50.0%	0.0%
Weighted average life (in years)	1.4-1.5	1.1-7.2	1.6-1.7	1.1-8.5	0.3-8.6	5.9-9.9
Expected credit losses	0.4-1.0	0.0-18.3	0.4-1.6	0.0-4.9	0.0	0.0
Discount rate	9.5-16.0%	7.0-25.0%	9.5-15.0%	6.5-21.4%	4.2-10.7%	10.0-12.0%

(a)	The fair value of retained interests in wholesale securitizations approximates cost because of the short-term and floating rate nature of wholesale loans.

(b)	Included within residential mortgage loans are home equity loans and lines, high loan-to-value loans, and residential first and second mortgage loans.

(c)	The assumptions used to measure the expected yield on variable rate retained interests are based on a benchmark interest rate yield curve plus a contractual spread, as appropriate. The actual yield curve utilized varies depending on the specific retained interests.

(d)	Based on the weighted average maturity for finance receivables and constant prepayment rate for mortgage loans and commercial mortgage securities.

GM hedges interest rate and prepayment risks associated with certain of the retained interests; the effects of such hedge strategies have not been considered herein. Expected static pool net credit losses include actual incurred losses plus projected net credit losses divided by the original balance of the outstandings comprising the securitization pool. The table below displays the expected static pool net credit losses based on GM’s securitization transactions.

	Loans Securitized in Years
	Ended December 31,(a)
	2006(b)	2005	2004

Retail automotive	0.7%	0.6%	0.4%
Residential mortgage	0.0-12.8%	0.0-16.9%	0.0-26.1%
Commercial mortgage	—	0.0-3.4%	0.0-4.2%
Commercial investment securities	—	0.0-6.7%	0.0-39.5%

(a)	Static pool losses not applicable to wholesale finance receivable securitizations because of their short-term nature.

(b)	Represents eleven months ended November 30, 2006.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 10.	Finance Receivables and Securitizations — (concluded)

The following table presents components of securitized financial assets and other assets managed, along with quantitative information about delinquencies and net credit losses:

		Amount
	Total Finance	60 Days	Net
	Receivables	or More	Credit
	and Loans	Past Due	Losses
	December 31,	December 31,	December 31,
	2005	2005	2005
	(Dollars in millions)

Retail automotive	$77,222	$892	$867
Residential mortgage	167,584	8,682	885

Total consumer	244,806	9,574	1,752
Wholesale	41,994	73	4
Commercial mortgage	43	—	4
Other automotive and commercial	23,996	575	33

Total commercial(a)	66,033	648	41

Total managed portfolio(b)	310,839	$10,222	$1,793

Securitized finance receivables and loans	(103,947)
Loans held for sale (unpaid principal)	(21,882)

Total finance receivables and loans	$185,010

(a)	At December 31, 2005, excludes $26.3 billion of managed assets of GMAC’s Commercial Mortgage business.

(b)	Managed portfolio represent finance receivables and loans on the balance sheet or that have been securitized, excluding securitized finance receivables and loans that GMAC continues to service but has no other continuing involvement (i.e., in which GMAC retains an interest or risk of loss in the underlying receivables).

Note 11.	Inventories

Inventories included the following:

	December 31,
	2006	2005
	(Dollars in millions)

Productive material, work in process, and supplies	$5,810	$5,512
Finished product, service parts, etc.	9,619	9,875

Total inventories at FIFO	15,429	15,387
Less LIFO allowance	(1,508)	(1,525)

Total inventories, less allowances	13,921	13,862
FIO Off-lease vehicles	185	503

Total consolidated inventories, less allowances	$14,106	$14,365

Inventories are stated at cost, which is not in excess of market. The cost of approximately 52% of U.S. inventories is determined by the last-in, first-out (LIFO) method. The cost of all other inventories is determined by either the first-in, first-out (FIFO) or average cost methods.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 11.	Inventories — (concluded)

During 2006 and 2005, U.S. LIFO eligible inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2006 and 2005 purchases, the effect of which decreased cost of goods sold by approximately $50 million in 2006 and $100 million in 2005.

Note 12.	Equipment on Operating Leases

Equipment on operating leases and accumulated depreciation were as follows:

	December 31,
	2006	2005
	(Dollars in millions)

Equipment on operating leases	$6,629	$7,629
Less accumulated depreciation	(504)	(636)

Net book value	$6,125	$6,993

Financing and Insurance Operations
Equipment on operating leases	$14,909	$39,675
Less accumulated depreciation	(3,115)	(8,481)

Net book value	11,794	31,194

Total consolidated net book value	$17,919	$38,187

The lease payments to be received related to equipment on operating leases maturing in each of the five years following December 31, 2006, are as follows: Auto — none, as the payment is received at lease inception and the income is deferred over the lease period; FIO — 2007-$2.2 billion; 2008-$1.4 billion; 2009-$534 million; 2010-$56 million. There are no leases maturing after 2010.

Note 13.	Income Taxes

Income (loss) before income taxes, equity income (loss) and minority interests and cumulative effect of a change in accounting principle included the following:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)

U.S. income (loss)	$(5,203)	$(16,028)	$(123)
Foreign income (loss)	256	(712)	978

Total	$(4,947)	$(16,740)	$855

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 13.	Income Taxes — (continued)

The provision for income taxes was estimated as follows:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Income taxes estimated to be payable currently
U.S. federal	$—	$(147)	$(282)
Foreign	1,096	842	1,018
U.S. state and local	21	(2)	36

Total payable currently	1,117	693	772

Deferred income tax expense (credit) — net
U.S. federal	(2,498)	(6,883)	(644)
Foreign	(1,201)	(655)	(1,232)
U.S. state and local	(203)	975	(22)

Total deferred	(3,902)	(6,563)	(1,898)

Total income taxes	$(2,785)	$(5,870)	$(1,126)

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns. Cash paid for income taxes in 2006, 2005, and 2004 was $259 million, $305 million, and $293 million, respectively.

Provisions are made for estimated U.S. and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of the Corporation’s share of subsidiaries’ undistributed earnings not deemed to be permanently reinvested. Taxes have not been provided on foreign subsidiaries’ earnings, which are deemed permanently reinvested, of $8.5 billion at December 31, 2006 and $12.6 billion at December 31, 2005. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 13.	Income Taxes — (continued)

A reconciliation of the provision for income taxes compared with the amounts at the U.S. federal statutory rate was as follows:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Tax at U.S. federal statutory income tax rate	$(1,731)	$(5,859)	$299
State and local tax expense	(119)	(600)	(952)
Foreign income taxed at rates other than 35%	(525)	(776)	(631)
Taxes on unremitted earnings of subsidiaries	(124)	(100)	(262)
Other tax credits	(115)	(69)	(41)
Settlement of prior year tax matters	(160)	(515)	(191)
Change in valuation allowance	239	2,780	1,553
ESOP dividend deduction(1)	(23)	(52)	(53)
Tax effects of foreign reorganizations	96	(84)	(483)
Medicare prescription drug benefit	(352)	(325)	(211)
Loss carryforward related to investment write-down	—	—	(168)
Other adjustments	29	(270)	14

Total income tax (benefit) expense	$(2,785)	$(5,870)	$(1,126)

(1)	Deduction for dividends paid on GM $1 2/3 par value common stock held under the employee stock ownership portion of the GM Savings Plans, pursuant to the Economic Growth and Tax Relief Reconciliation Act of 2001.

Deferred income tax assets and liabilities for 2006 and 2005 reflect the effect of temporary differences between amounts of assets, liabilities, and equity for financial reporting purposes and the bases of such assets, liabilities, and equity as measured by tax laws, as well as tax loss and tax credit carryforwards.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 13.	Income Taxes — (continued)

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following:

	December 31,
	2006		2005
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
	(Dollars in millions)

Postretirement benefits other than pensions	$18,609	$—	$12,757	$—
Pension and other employee benefit plans	5,044	6,137	3,807	12,985
Warranties, dealer and customer allowances, claims, and discounts	4,070	47	6,739	52
Depreciation and amortization	6,098	2,008	5,713	2,584
Tax carryforwards	13,293	—	12,139	—
Lease transactions	—	199	—	4,351
Miscellaneous foreign	2,992	40	4,580	371
Other	8,240	2,194	10,922	3,677

Subtotal	58,346	10,625	56,657	24,020
Valuation allowances	(6,523)	—	(6,284)	—

Total deferred taxes	$51,823	$10,625	$50,373	$24,020

Net deferred tax assets	$41,198		$26,353

The following deferred tax balances are included in the consolidated balance sheet:

	December 31,
	2006	2005
	(Dollars in millions)

Current deferred tax assets	$10,293	$7,073
Current deferred tax liabilities	(9)	(1,208)
Non-current deferred tax assets	31,639	21,206
Non-current deferred tax liabilities	(725)	(718)

Total	$41,198	$26,353

Of the tax carryforwards at December 31, 2006, approximately 5% relates to the alternative minimum tax credit (which can be carried forward indefinitely), approximately 32% relates to U.S. federal net operating loss carryforwards and approximately 11% relates to the U.S. state net operating loss carryforwards, which will expire in 2007-2026 if not used. Approximately 84% of the U.S. state net operating loss carryforwards will not expire until after 2009. Approximately 29% of the tax carryforwards relate to general business credits (which consist primarily of research and experimentation credits) and U.S. foreign tax credits which will expire between 2007 and 2026 if not used. The remaining tax carryforwards relate to accumulated foreign operating losses of which approximately 77% can be carried forward indefinitely and the remaining 23% will expire by 2021.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 13.	Income Taxes — (continued)

GM has the following net deferred tax assets applicable to the following taxing jurisdictions where the Corporation’s operations have a recent history of cumulative losses for financial reporting purposes:

			Statutory
			Operating Loss
Jurisdiction	2006	2005	Carryforward Period

United States	$34,824	$23,010	20 years/Unlimited
Canada	3,068	2,675	20 years/Unlimited
Germany	2,496	2,034	Unlimited
United Kingdom	215	299	Unlimited
Spain	220	230	15 years

Total	$40,823	$28,248

The need to establish valuation allowances for these net deferred tax assets is assessed periodically based on a more-likely-than-not realization threshold, in accordance with SFAS No. 109. Appropriate consideration is given to all positive and negative evidence related to that realization. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, GM’s experience with tax attributes expiring unused, and tax planning alternatives. The weight given to these considerations depends upon the degree to which they can be objectively verified.

The valuation allowances that GM has recognized relate to certain U.S. state and foreign jurisdiction net deferred tax assets. The change in the valuation allowance and related considerations are as follows:

	December 31,
	2006	2005	2004

Beginning Balance	$6,284	$3,504	$1,951
Additions/(Utilization):
U.S. State & Local	250	1,425	977
Poland	6	538	—
Sweden	73	109	155
Brazil	(48)	617	—
Korea	(211)	16	66
Other	169	75	355

Ending Balance	$6,523	$6,284	$3,504

United States & Canada — No valuation allowance has been established for GM’s U.S. federal and Canadian net deferred tax assets, which GM believes will more likely than not be realized. This expectation is based in part on the fact that, while GM has incurred cumulative losses over the last three years in the United States and Canada, those losses were largely driven by GM’s restructuring of GMNA and by foreign exchange. Accordingly, those losses are unusual in nature and the former were incurred in order to improve future profitability. In addition, consideration has been given to the lengthy period over which these net deferred tax assets can be realized, and GM’s history of never having lost a significant U.S. federal or Canadian tax attribute through expiration. GM has also given consideration to its forecast of future profitability, which includes the following key elements:

•	The launch of new sport utility vehicles and fullsize pickup trucks beginning in 2006, which are expected to produce substantially higher revenues and profits than the predecessor models in these segments in 2006;

•	Reductions of GMNA’s cost structure as a result of the implementation of its restructuring plan; and

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 13.	Income Taxes — (concluded)

•	Participation in anticipated GMAC earnings in the United States

The anticipated outcome of these events is expected to improve North America operating results. At the forecast levels of future profitability, the U.S. federal and Canadian net deferred tax assets are considered more likely than not to be realizable over the periods that the underlying transactions become deductible for U.S. federal and Canadian tax purposes. If future events and/or the outcome of GM’s cost reduction actions were to be significantly different than GM currently forecasts, a substantial valuation allowance for the U.S. and Canadian net deferred tax assets might be required.

An additional valuation allowance was recorded in 2006 related to the 2006 loss allocable to certain U.S. state jurisdictions where it has been previously determined that tax attributes related to those jurisdictions were not realizable.

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

Germany and United Kingdom — No valuation allowances have been established for GM’s net deferred tax assets in Germany or the United Kingdom. Although GM’s German and UK operations have incurred cumulative losses in recent years, GM believes other considerations overcome that fact and, accordingly, their deferred tax assets will more-likely-than-not be realized. This determination is based in particular on the unlimited expiration of net operating loss carryforwards in Germany and the United Kingdom, together with those operations’ histories of utilizing tax attributions in the past through earnings, and their strong prospects for future earnings.

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

South Korea — A full valuation allowance has historically been recorded on the net deferred tax assets in South Korea. Several positive events occurred during 2006 leading GM to conclude that a valuation allowance is no longer necessary. The Corporation now expects continuing profitability in South Korea and that the net deferred tax asset is more likely than not to be realized.

GM has open tax years from primarily 1999 to 2006 with various significant taxing jurisdictions including the United States, Canada, Mexico, Germany, and Brazil. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. GM has established a liability of $2.8 billion for those matters where the amount of loss is probable and reasonably estimable. The amount of the liability is based on management’s best estimate given the Corporation’s history with similar matters and interpretations of current laws and regulations.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 14.	Property — Net

Property — net was as follows:

	Estimated
	Useful Lives	December 31,
	(Years)	2006	2005
		(Dollars in millions)

Land	—	$1,235	$1,222
Buildings and land improvements	2-40	18,535	16,278
Machinery and equipment	3-30	51,017	48,344
Construction in progress	—	3,396	4,099

Real estate, plants, and equipment		74,183	69,943
Less accumulated depreciation		(43,440)	(41,627)

Real estate, plants, and equipment — net		30,743	28,316
Special tools — net	1-10	11,191	10,227

Total property — net		41,934	38,543

Financing and Insurance Operations
Equipment and other	2-10	19	2,902
Less accumulated depreciation		(10)	(1,154)

Total property — net		9	1,748

Total consolidated property — net		$41,943	$40,291

Depreciation, impairment and amortization expense was as follows:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)

Depreciation and impairments	$4,622	$5,517	$5,078
Amortization and impairment of special tools	3,468	4,516	3,562
Amortization of intangible assets	69	68	39

Total	8,159	10,101	8,679

Financing and Insurance Operations
Depreciation(a)	2,776	5,680	5,512
Amortization of intangible assets	15	16	11

Total	2,791	5,696	5,523

Total consolidated depreciation, impairments and amortization	$10,950	$15,797	$14,202

(a)	Depreciation of property held by GMAC was ceased in April 2006 at the time the assets were classified as held for sale.

In December 2006, GM sold its proving grounds facility in Mesa, Arizona for $283 million in cash and subsequently leased it back for a three year period. GM recognized a gain of $270 million.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 15.	Goodwill and Intangible Assets

The components of intangible assets were as follows:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(Dollars in millions)

December 31, 2006
Amortizing intangible assets:
Patents and intellectual property rights	$488	$169	$319
Non-amortizing intangible assets:
Goodwill			799

Total goodwill and intangible assets			$1,118

December 31, 2005
Amortizing intangible assets:
Patents and intellectual property rights	$488	$119	$369
Non-amortizing intangible assets:
Goodwill			757
Prepaid pension asset			743

Total goodwill and intangible assets			$1,869
Financing and Insurance Operations
Amortizing intangible assets:
Customer lists and contracts	$57	$41	$16
Trademarks and other	35	20	15

Total	$92	$61	$31

Non-amortizing intangible assets:
Goodwill			2,446

Total goodwill and intangible assets (Note 16)			2,477

Total consolidated goodwill and intangible assets			$4,346

Aggregate amortization expense on existing acquired intangible assets was $84 million for the year ended December 31, 2006. Estimated amortization expense in each of the next five years is as follows: 2007 — $57 million; 2008 — $50 million; 2009 — $46 million; 2010 — $23 million; and 2011 — $21 million.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 15.	Goodwill and Intangible Assets — (concluded)

The changes in the carrying amounts of goodwill for the years ended December 31, 2006 and 2005 were as follows:

			Total
	GMNA	GME	Auto	GMAC	Total
	(Dollars in millions)

Balance as of December 31, 2004	$154	$446	$600	$3,274	$3,874
Goodwill acquired during the period	238	—	238	22	260
Impairment(1)	—	—	—	(712)	(712)
Reclassification of Commercial Mortgage goodwill to assets held for sale(2)	—	—	—	(59)	(59)
Effect of foreign currency translation and other	(9)	(72)	(81)	(79)	(160)

Balance as of December 31, 2005	383	374	757	2,446	3,203
Goodwill acquired during the period(3)	—	—	—	151	151
Impairment(4)	(25)	—	(25)	(828)	(853)
Transfer of business unit	(59)	59	—	—	—
GMAC divestiture(5)	—	—	—	(1,827)	(1,827)
Effect of foreign currency translation and other	—	67	67	58	125

Balance as of December 31, 2006	$299	$500	$799	$—	$799

(1)	In 2005, GMAC recorded an impairment charge of $712 million, related to the goodwill in its commercial mortgage business.

(2)	At December 31, 2005, $59 million of GMAC’s Commercial Mortgage goodwill was reclassified to assets held for sale.

(3)	During 2006, GMAC recorded goodwill of $151 million primarily as a result of the purchase of a regional insurance company.

(4)	With the changes in key personnel in the Commercial Finance business, GMAC initiated a goodwill impairment test, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), outside of the annual goodwill impairment testing period. A thorough review of the business by the new leadership, with a particular focus on long-term strategy, was performed. As a result of the review, the operating divisions were reorganized, and the decision was made to implement a different exit strategy for the workout portfolio and to exit product lines with lower returns. These decisions had a significant impact on expected asset levels and growth rate assumptions used to estimate the fair value of the business. In particular, the analysis performed during the third quarter of 2006 incorporates management’s decision to discontinue activity in the equipment finance business, which had a portfolio of over $1 billion, representing approximately 20% of Commercial Finance business average assets outstanding during 2006. The fair value of the Commercial Finance business was determined using an internally developed discounted cash flow analysis based on five year projected net income and a market driven terminal value multiple. Based upon the results of the assessment, an impairment charge of $828 million was recorded in 2006.

(5)	On November 30, 2006, GM completed the sale of a 51% controlling interest in GMAC (See Note 4).

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 16.	Other Assets

Other assets included the following:

	December 31,
	2006	2005
	(Dollars in millions)

Derivative assets	$2,080	$1,938
Other	2,504	2,926

Total other assets	$4,584	4,864

Financing and Insurance Operations
Mortgage servicing rights	$—	$4,015
Premiums and other insurance receivables	—	1,873
Deferred policy acquisition costs	—	1,696
Derivative assets	—	3,000
Intangible assets	—	2,477
Investment in GMAC Preferred Membership Interests (Note 7)	1,601	—
Property	9	1,748
Cash deposits held for securitization trusts	709	2,907
Restricted cash collections for securitization trusts	434	1,871
Other	(484)	5,570

Total other assets	$2,269	$25,157

Total consolidated other assets	$6,853	$30,021

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 17.	Accrued Expenses, Other Liabilities, and Deferred Income Taxes

Accrued expenses, other liabilities, and deferred income taxes included the following:

	December 31,
	2006	2005
	(Dollars in millions)

Dealer and customer allowances, claims and discounts	$10,142	$11,593
Deferred revenue and deposits from rental car companies	12,127	13,527
Policy, product warranty, and recall campaigns	9,064	9,135
Delphi contingent liability	1,451	5,500
Payrolls and employee benefits excluding postemployment benefits	4,013	3,970
Self-insurance reserves	1,922	1,827
Taxes	1,761	2,430
Postemployment benefits — plant idling	1,269	2,012
Postretirement benefits other than pensions	275	4,154
Other	9,158	8,979

Total accrued expenses, other liabilities, and deferred income taxes	$51,182	$63,127

Current	$35,225	$42,697
Non-current	15,957	20,430

Total accrued expenses, other liabilities, and deferred income taxes	$51,182	$63,127

Financing and Insurance Operations
Unpaid insurance losses, loss adjustment expenses, and unearned insurance premiums	$125	$7,588
Interest	46	3,057
Deposits	—	8,367
Interest rate derivatives	2	2,224
Deferred income taxes	—	1,184
Other	752	3,905

Total other liabilities and deferred income taxes	$925	$26,325

Policy, product warranty, recall campaigns and certified used vehicles liability included the following:

	December 31,
	2006	2005
	(Dollars in millions)

Beginning balance	$9,135	$9,315
Payments	(4,463)	(4,696)
Increase in liability (warranties issued during period)	4,517	5,159
Adjustments to liability (pre-existing warranties)	(570)	(371)
Effect of foreign currency translation	445	(272)

Ending balance	$9,064	$9,135

Management reviews and adjusts these estimates on a regular basis based on the differences between actual experience and historical estimates or other available information.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 18.	Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

GM had short-term borrowings of $3.3 billion and $0.9 billion at December 31, 2006 and 2005, respectively. As of December 31, 2006, short-term borrowings included related party debt of $2.8 billion, mainly dealer financing from GMAC. Amounts available under short-term line of credit agreements were $4.5 billion and $2.4 billion at December 31, 2006 and 2005, respectively. The interest rate on short-term borrowings outstanding was 2.5% to 11.2% at December 31, 2006 and 1.1% to 9.2% at December 31, 2005.

Long-term debt

Long-term debt consisted of the following (in millions):

	December 31,
	2006	2005

Unsecured bonds	$16,119	$16,406
Convertible bonds	8,050	8,050
Foreign-currency-denominated bonds	4,479	3,996
Other long-term debt	6,824	4,783

Total debt	35,472	33,235
Less current portion of long-term debt	(2,341)	(672)
Fair value adjustment(a)	(64)	17

Total long-term debt	$33,067	$32,580

(a)	To adjust hedged fixed rate debt for fair value changes attributable to the hedged risk in accordance with SFAS No. 133.

Unsecured bonds represent obligations having various annual coupons ranging from 6.375% to 9.45% and maturities ranging from 2008 to 2052.

Convertible bonds include $1.2 billion principal amount of 4.5% Series A convertible senior debentures due in 2032 (Series A), $2.6 billion principal amount of 5.25% Series B convertible senior debentures due in 2032 (Series B), and $4.3 billion principal amount of 6.25% and Series C convertible senior debentures due in 2033 (Series C). GM has unilaterally and irrevocably waived and relinquished its right to use stock, and has committed to use cash, to settle the principal amount of the debentures if (1) holders choose to convert the debentures or (2) GM is required by holders to repurchase the debentures. GM retains the right to use either cash or stock to settle any amount that may become due to debt holders in excess of the principal amount. Conversion prices for the bonds are as follows: $70.20 for the Series A securities, $64.90 for the Series B securities, and $47.62 for the Series C securities. In 2007, Series A convertible debentures were put to GM and settled entirely in cash on March 6, 2007 for $1.1 billion. These convertible debentures are included in current portion of long-term debt at December 31, 2006.

The notes are convertible by the holder as outlined below:

•	If the closing sale price of GM’s $1 2/3 par value common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; or

•	If during the five business day period after any nine consecutive trading day period in which the trading price of the debentures for each day of such period was less than 95% of the product of the closing sale price of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 18.	Short-Term Borrowings and Long-Term Debt — (continued)

GM’s $1 2/3 par value common stock multiplied by the number of shares issuable upon conversion of $25.00 principal amount of the debentures; or

•	If the debentures have been called for redemption (Series A on or after March 6, 2007, Series B on or after March 6, 2009 and Series C on or after July 20, 2010); or

• Upon the occurrence of specified corporate events

GM’s requirement to repurchase all or a portion of the notes is described below:

•	If the investor exercises its right to require GM to repurchase all or a portion of the debentures on the specified repurchase dates for each security (Series A: March 6, 2007, 2012, 2017, 2022, or 2027; Series B: March 6, 2014, 2019, 2024, or 2029; Series C: July 15, 2018, 2023 or 2028) or, if any of those days is not a business day, the next succeeding business day.

Foreign currency denominated bonds include Euro-denominated bonds with annual coupons ranging from 7.25% to 8.375% and maturity dates ranging from 2013 to 2033. Also, included within foreign-currency-denominated bonds are British Pounds bonds with annual coupons ranging from 8.375% to 8.875% and maturity dates ranging from 2015 to 2023. To mitigate the foreign exchange exposure created by this debt, GM enters into cross currency swaps. The notional values of these swaps was $2.4 billion in both 2006 and in 2005.

Other long-term debt of $6.8 billion and $4.8 billion at December 31, 2006 and 2005, respectively, consisted of municipal bonds, capital leases, and other long-term obligations.           .

GM also has a $4.6 billion standby revolving credit facility with a syndicate of banks, of which $150 million terminates in June 2008 and $4.5 billion terminates July 2011. There are approximately $69 million of letters of credit issued under the credit facility, but no loans are currently outstanding. Under the $4.5 billion secured facility, borrowings are limited to an amount based on the value of the underlying collateral, which consists of certain North American accounts receivable and inventory of GM, Saturn Corporation, and GM Canada, certain plants, property and equipment of GM Canada, and a pledge of 65% of the stock of the holding company for GM’s indirect subsidiary GM de Mexico. In addition to the $4.5 billion secured line of credit, the collateral also secures certain lines of credit, automatic clearinghouse and overdraft arrangements, and letters of credit provided by the same secured lenders, totaling approximately $1.5 billion. In the event of certain work stoppages, the secured facility would be temporarily reduced to $3.5 billion.

GM’s available long-term borrowings under line of credit arrangements with various banks totaled $4.7 billion and $5.6 billion at December 31, 2006 and 2005, respectively. The unused portion of the credit lines totaled $4.6 billion at December 31, 2006. In addition, GM’s consolidated affiliates with non-GM minority shareholders, primarily GM Daewoo, have lines of credit with various banks that totaled $2.7 billion at December 31, 2006, all of which represented long-term facilities, compared with $2.5 billion at December 31, 2005. The unused portion of the credit lines totaled $1.6 billion at December 31, 2006.

To achieve its desired balance between fixed and variable debt, GM has entered into interest rate swaps. The notional amount of pay variable swap agreements as of December 31, 2006 and 2005 for Automotive was approximately $5.3 billion and $5.5 billion, respectively.

At December 31, 2006 and 2005, long-term unsecured bonds, convertible bonds, secured debt and capital lease obligations included $25.5 billion and $26.1 billion, respectively, of obligations with fixed interest rates and $7.6 billion and $6.5 billion, respectively, of obligations with variable interest rates (predominantly LIBOR), after interest rate swap agreements.

GM has other financing arrangements consisting principally of obligations in connection with sale/leaseback transactions and other lease obligations (including off-balance sheet arrangements). In view of the recent

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 18.	Short-Term Borrowings and Long-Term Debt — (concluded)

restatement of its prior financial statements, GM has evaluated the effect of its restatement under these agreements, including its legal rights (such as its ability to cure) with respect to any claims that could be asserted. Based on its review, GM believes that amounts subject to possible claims of acceleration, termination or other remedies are not likely to exceed $2.7 billion (consisting primarily of off-balance sheet arrangements) although no assurances can be given as to the likelihood, nature or amount of any claims that may be asserted. Based on this review, GM reclassified approximately $257 million of these obligations from long-term debt to short-term debt.

Long-term debt maturities including capital leases at December 31, 2006 are as follows: 2007 — $2.3 billion; 2008 — $2.8 billion; 2009 — $0.7 billion; 2010 — $0.2 billion; and 2011 — $1.7 billion.

Financing and Insurance Operations

Debt consisted of the following (in millions):

	December 31,
	2006	2005

Short-term debt:
Commercial paper	$—	$528
Demand notes	—	6,047
Bank loans and overdrafts	23	6,652
Repurchase agreements and other	—	27,744

Long-term debt:
Senior indebtedness	—	212,537
Related party — GMAC	472	—
Secured debt	8,943	—

Total debt	$9,438	$253,508

As described in Note 4, GMAC transferred to GM two bankruptcy-remote subsidiaries that hold a number of trusts that are parties to lease asset securitizations. The $9.4 billion of secured debt as of December 31, 2006 is primarily comprised of the asset-backed debt securities issued by these trusts as part of these lease securitizations.

To achieve its desired balance between fixed and variable debt, GM has entered into interest rate swaps and cap agreements with GMAC as the counterparty. The notional amount of such agreements as of December 31, 2006 for FIO was approximately $7.2 billion pay floating, and the variable interest rates ranged from 5.3% to 6.6%. The notional amount of such agreements as of December 31, 2005 for FIO were approximately $104.5 billion relating to swap agreements ($75.4 billion pay variable and $29.1 billion pay fixed). At December 31, 2005 certain of FIO’s debt obligations are denominated in currencies other than the currency of the issuing country. These amounted to Canadian dollar ($8.1 billion), Euro ($6.6 billion), U.K. pound sterling ($6.1 billion) and Australian dollar ($1.4 billion).

Long-term debt maturities at December 31, 2006 are as follows: 2007 — $4.4 billion; 2008 — $3.8 billion; 2009 — $1.2 billion; 2010 — $0; and 2011 — $5 million.

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

GM also sponsors defined contribution retirement savings plans for hourly and salaried employees. GM matches contributions for U.S. salaried employees up to certain predefined limits based upon eligible base salary. GM suspended the Corporation’s match effective January 1, 2006. GM reinstated the match for U.S. salaried employees effective January 1, 2007. In addition to the GM Matching Contribution, GM makes a contribution equal to 1% of eligible base salary for U.S. salaried employees with a service date on or after January 1, 1993 to cover certain benefits in retirement that are different from U.S. salaried employees with a service date prior to January 1, 1993. The charge to expense for these U.S. salaried contributions was $11.7 million in 2006, $65.2 million in 2005, and $112.8 million in 2004. In addition, GM established a new GM contribution to its Savings Stock Purchase Program (S-SPP) for U.S. salaried employees with a length of service date on or after January 1, 2001 effective January 1, 2007. GM will automatically contribute an amount equal to 4% of eligible base salary under this program. GM also provides contributions to certain international defined contribution plans. These contributions are immaterial for all periods presented.

Additionally, GM maintains hourly and salaried benefit plans that provide postretirement medical, dental, vision, and life insurance to most U.S. and Canadian retirees and eligible dependents. The cost of such benefits is recognized in the consolidated financial statements during the period employees provide service to GM. Certain non-U.S. subsidiaries have postretirement benefit plans, although most participants are covered by government sponsored or administered programs. The cost of such programs generally is not significant to GM.

GM also provides post-employment extended disability benefits comprised of income security, health care, and life insurance to U.S. and Canadian employees who become disabled and can no longer actively work. The cost of such benefits is recognized during the period employees provide service.

In September 2006, the FASB issued SFAS No. 158, which requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements as of the year ending after December 15, 2006. GM recognized the funded status of its benefit plans at December 31, 2006. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. GM has elected to early adopt the measurement-date provisions of SFAS No. 158, which requires new measurement dates coinciding with GM’s year end for all plans, in 2007 using the “two-measurement” approach. Under this approach, GM will perform a measurement using the prior year year-end reporting covering the period between the previous measurement date and December 31, 2006, with the net benefit expense/income for that period recorded as an adjustment to beginning retained earnings at January 1, 2007. GM will then perform another measurement at January 1, 2007 to determine the net benefit expense/income that will be recorded in 2007. The changes in fair value of plan assets and benefit obligations between the prior measurement date and January 1, 2007 will be recorded as an adjustment to accumulated other comprehensive income, net of taxes at January 1, 2007. In adopting the measurement date provisions in 2007, GM will record an adjustment to retained earnings of $0.7 billion and accumulated other comprehensive income of $2.1 billion as of January 1, 2007.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 19.	Pensions and Other Postretirement Benefits — (continued)

The incremental effect of applying the recognition provisions of SFAS No. 158 on the individual line items in the consolidated balance sheet as of December 31, 2006 are as follows:

	Prior to		After Application
	Application of SFAS No. 158	Adjustments	of SFAS No. 158
	(Dollars in millions)

Deferred income taxes and other current assets	$1,122	$10,835	$11,957
Intangible assets, net	1,578	(460)	1,118
Prepaid pension	33,949	(16,583)	17,366
Total assets	192,400	(6,208)	186,192
Accrued expenses	38,842	(3,617)	35,225
Postretirement benefits other than pensions	36,050	14,036	50,086
Pensions	11,541	393	11,934
Other liabilities and deferred income taxes	16,031	(74)	15,957
Total liabilities	179,705	10,738	190,443
Accumulated other comprehensive loss	(5,108)	(16,946)	(22,126)
Total stockholders’ equity	11,505	(16,946)	(5,441)
Total liabilities, minority interests and stockholders’ equity	$192,400	$(6,208)	$186,192

GM’s funding policy with respect to its qualified pension plans is to contribute annually not less than the minimum required by applicable law and regulations, or to directly pay benefit payments where appropriate. GM made pension contributions to the U.S. hourly and salaried, other U.S., and non-U.S. pension plans, or made direct payments where appropriate, as follows:

	December 31,
	2006	2005	2004
	(Dollars in millions)

U.S. hourly and salaried	$2	$—	$—
Other U.S.	78	125	117
Non-U.S.	889	708	802

In 2007, GM does not have any contributions due for its U.S. hourly or salaried pension plans. GM does not expect to make any discretionary contributions into the U.S. hourly and salaried pension plans in 2007. GM expects to contribute or pay benefits of approximately $100 million to its other U.S. pension plans and $600 million to its primary non-U.S. pension plans, which include GM of Canada Limited, Adam Opel, and Vauxhall.

GM contributes to its U.S. hourly and salaried Voluntary Employees Beneficiary Association (VEBA) trusts for OPEB plans. There were no contributions made by GM to the VEBA trust during 2006 and 2005. Contributions by participants to the other OPEB plans were $129 million, $89 million and $87 million for 2006, 2005 and 2004, respectively. GM withdrew a total of $4.1 billion and $3.2 billion from plan assets of its VEBA trusts for OPEB plans in 2006 and 2005, respectively.

GM uses a December 31 measurement date for the majority of its U.S. pension plans and a September 30 measurement date for U.S. OPEB plans. GM’s measurement dates for its Canadian, Adam Opel and Vauxhall Motors primary pension plans are November 30, September 30 and September 30, respectively. GM’s measurement dates for its Canadian and South African OPEB plans are December 31. As discussed above, with the adoption of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 19.	Pensions and Other Postretirement Benefits — (continued)

the measurement-date provisions of SFAS No. 158 in 2007, all plans will have a December 31 measurement date which coincides with GM’s year-end.

	U.S. Plans		Non-U.S. Plans				Non-U.S.
	Pension Benefits		Pension Benefits		U.S. Other Benefits*		Other Benefits*
	2006	2005	2006	2005	2006	2005	2006	2005
	(Dollars in millions)

Change in benefit obligations
Benefit obligation at beginning of year	$89,133	$90,760	$20,850	$18,056	$81,181	$73,772	$3,760	$3,702
Service cost	727	1,117	484	345	551	702	53	50
Interest cost	4,965	4,883	967	965	3,929	4,107	190	218
Plan participants’ contributions	19	22	30	27	129	88	—	1
Amendments	(1,960)	(65)	(669)	113	(15,091)	—	—	—
Actuarial (gains) losses	(3,682)	(975)	524	2,233	(6,468)	6,720	(145)	(200)
Benefits paid	(7,013)	(6,695)	(1,049)	(922)	(3,945)	(4,208)	(133)	(118)
Exchange rate movements	—	—	1,250	(942)	—	—	—	—
Curtailments, settlements, and other	3,233	86	151	975	4,012	—	(18)	107

Benefit obligation at end of year	85,422	89,133	22,538	20,850	64,298	81,181	3,707	3,760

Change in plan assets
Fair value of plan assets at beginning of year	95,250	90,886	10,063	9,023	20,282	16,016	—	—
Actual return on plan assets	13,384	10,924	1,280	1,382	1,834	2,258	—	—
Employer contributions	80	125	810	645	(5,177)	2,008	—	—
Plan participants’ contributions	19	22	30	27	—	—	—	—
Benefits paid	(7,013)	(6,695)	(1,049)	(922)	—	—	—	—
Exchange rate movements	—	—	435	(119)	—	—	—	—
Curtailments, settlements, and other	(328)	(12)	(63)	27	—	—	—	—

Fair value of plan assets at end of year	101,392	95,250	11,506	10,063	16,939	20,282	—	—

Funded status(1)	15,970	6,117	(11,032)	(10,787)	(47,359)	(60,899)	(3,707)	(3,760)
Unrecognized actuarial loss	—	25,538	—	6,554	—	30,592	—	1,698
Unrecognized prior service cost (credit)	—	4,616	—	770	—	(714)	—	(584)
Unrecognized transition obligation	—	—	—	28	—	—	—	—
Employer contributions/withdrawals in fourth quarter	—	—	142	63	(60)	(1,176)	—	—
Benefits paid in fourth quarter	—	—	—	—	765	846	—	—
Curtailments and settlements in fourth quarter	—	—	17	—	—	—	—	—

Net amount recognized	$15,970	$36,271	$(10,873)	$(3,372)	$(46,654)	$(31,351)	$(3,707)	$(2,646)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	U.S. Plans		Non-U.S. Plans				Non-U.S.
	Pension Benefits		Pension Benefits		U.S. Other Benefits*		Other Benefits*
	2006	2005	2006	2005	2006	2005	2006	2005
	(Dollars in millions)

Note 19. Pensions and Other Postretirement Benefits — (continued)
Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost		$37,280		$296		$—		$—
Accrued benefit liability		(1,177)		(10,138)		(31,351)		(2,646)
Intangible asset		—		743		—		—
Accumulated other comprehensive income		168		5,727		—		—

Net amount recognized		$36,271		$(3,372)		$(31,351)		$(2,646)

Noncurrent Asset	$17,150		$216		$—		$—
Current liability	(85)		(250)		(134)		(141)
Noncurrent liability	(1,095)		(10,839)		(46,520)		(3,566)

	$15,970		$(10,873)		$(46,654)		$(3,707)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$15,483		$6,478		$21,957		$1,406
Net prior service cost (credit)	1,165		13		(12,450)		(501)
Transition obligation (asset)	—		25		—		—

	$16,648		$6,516		$9,507		$905

*	Table does not include extended disability plans with a total APBO of $866 million at December 31, 2006 and $1.1 billion at December 31, 2005 due to materiality.

(1)	Includes overfunded status of the combined U.S. hourly and salaried pension plans of $17.1 billion and $7.5 billion as of December 31, 2006 and 2005.

The total accumulated benefit obligation, the accumulated benefit obligation and fair value of plan assets for GM’s pension plans with accumulated benefit obligations in excess of plan assets, and the projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets are as follows:

	U.S. Plans		Non-U.S. Plans
	2006	2005	2006	2005
	(Dollars in millions)

Accumulated Benefit Obligation	$85,422	$86,885	$21,926	$19,923
Plans with ABO in excess of plan assets
ABO	$1,180	$1,207	$21,429	$19,441
Fair value of plan assets	—	30	10,769	9,387
Plans with PBO in excess of plan assets
PBO	$1,180	$1,703	$22,270	$20,724
Fair value of plan assets	—	295	11,155	9,759

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 19.	Pensions and Other Postretirement Benefits — (continued)

The components of pension and OPEB expense along with the assumptions used to determine benefit obligations are as follows:

				Non-U.S. Plans							Non-U.S.
	U.S. Plans Pension Benefits			Pension Benefits			U.S. Other Benefits*			Other Benefits*
	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(Dollars in millions)

Components of expense
Service cost	$727	$1,117	$1,097	$484	$345	$247	$551	$702	$566	$53	$50	$39
Interest cost	4,965	4,883	5,050	966	965	892	3,929	4,107	3,726	190	218	201
Expected return on plan assets	(8,167)	(7,898)	(7,823)	(842)	(740)	(669)	(1,593)	(1,684)	(1,095)	—	—	—
Amortization of prior service cost (credit)	785	1,164	1,279	78	102	93	(1,071)	(70)	(87)	(82)	8	8
Amortization of transition obligation/(asset)	—	—	—	7	6	7	—	—	—	—	—	—
Recognized net actuarial loss	1,126	2,065	1,857	399	281	188	1,986	2,250	1,138	133	88	62
Curtailments, settlements, and other	4,260	115	34	140	114	204	(505)	—	—	(9)	2	—

Net expense	$3,696	$1,446	$1,494	$1,232	$1,073	$962	$3,297	$5,305	$4,248	$285	$366	$310

Weighted-average assumptions used to determine benefit obligations at December 31(1)
Discount rate	5.90%	5.70%	5.60%	4.76%	4.72%	5.61%	5.90%	5.45%	5.75%	5.00%	5.00%	6.00%
Rate of compensation increase	5.00%	4.9%	5.0%	3.0%	3.1%	3.2%	4.6%	4.2%	3.9%	4.0%	4.0%	4.0%
Weighted-average assumptions used to determine net expense for years ended December 31(2)
Discount rate	5.70%	5.60%	6.00%	4.72%	5.61%	6.12%	5.45%	5.75%	6.25%	5.00%	6.00%	6.75%
Expected return on plan assets	9.0%	9.0%	9.0%	8.4%	8.5%	8.4%	8.8%	8.8%	8.0%	—	—	—
Rate of compensation increase	4.9%	5.0%	5.0%	3.1%	3.2%	3.4%	4.2%	3.9%	4.2%	4.0%	4.0%	4.0%

*	Table does not include extended disability plans with a total net expense of $105 million (excluding curtailments) in 2006, $79 million in 2005, and $64 million in 2004 due to materiality.

(1)	Determined as of end of year.

(2)	Determined as of beginning of year. Appropriate discount rates were used during 2006 to measure the effects of curtailments and plan amendments on various plans.

The following are estimated amounts to be amortized from accumulated comprehensive income into net periodic benefit cost during 2007 based on December 31, 2006 and January 1, 2007 plan measurements (dollars in millions):

	U.S. Plans	Non-U.S. Plans	U.S.	Non-U.S.
	Pension Benefits	Pension Benefits	Other Benefits	Other Benefits

Amortization of prior service cost (credit)	$519	$27	$(1,845)	$(82)
Amortization of transition obligation (asset)	—	7	—	—
Recognized net actuarial loss (gain)	810	329	1,357	115

	$1,329	$363	$(488)	$33

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 19.	Pensions and Other Postretirement Benefits — (continued)

On February 7, 2006, GM announced it would increase the U.S. salaried workforce’s participation in the cost of health care, capping GM’s contributions to salaried retiree health care at the level of 2006 expenditures. The remeasurement of the U.S. salaried OPEB plans as of February 9, 2006 as a result of these benefit modifications generated a $0.5 billion reduction in OPEB expense for 2006 and is reflected in the components of expense table above. This remeasurement reduced the U.S. accumulated postretirement benefit obligation (APBO) by $4.7 billion.

On March 7, 2006, GM announced it would modify the terms of the U.S. salaried pension plan to freeze benefits under the current plan as of December 31, 2006 and implement a new plan using a new pension formula thereafter. The remeasurement of GM’s U.S. salaried pension plans as of March 31, 2006 as a result of these benefit modifications generated a $0.4 billion reduction in pension expense for 2006 and is reflected in the components of expense table above. This remeasurement reduced the U.S. projected benefit obligation (PBO) by $2.8 billion.

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

Given the significance of the effect of the UAW Settlement Agreement, the plans were remeasured. The remeasurement of the U.S. hourly OPEB plans as of March 31, 2006 due to the UAW Settlement Agreement generated a $1.3 billion reduction in OPEB expense for 2006 and is reflected in the components of expense table above. This remeasurement reduced the U.S. APBO by $14.5 billion.

GM accounted for the reduced health care coverage provisions of the UAW Settlement Agreement as an amendment of GM’s Health Care Program for Hourly Employees (Modified Plan). GM previously estimated that the reduced health care coverage provisions of the UAW Settlement Agreement would result in an approximately $15 billion reduction of GM’s OPEB obligations related to the Modified Plan. In conjunction with the measurement of the Modified Plan as of March 31, 2006, the estimated reduction of GM’s OPEB obligations increased from $15 billion to $17.4 billion attributable primarily to an increase in the discount rate utilized in the March 31, 2006 measurement. The Modified Plan APBO reduction of $17.4 billion is being amortized on a straight-line basis over the remaining service lives of active UAW hourly employees (7.4 years) as a reduction of OPEB expense. This reduction of expense will be partially offset by the amortization over the same period of $2.9 billion related to capped benefits expected to be paid from contributions to the Mitigation Plan as discussed below, and the expense related to previously negotiated wage increases for active employees now diverted to the Mitigation Plan.

As mentioned above, the UAW Settlement Agreement also provides that GM make contributions to a new independent VEBA (Mitigation Plan). The assets of the Mitigation Plan will be used to mitigate the effect of reduced GM health care coverage on individual UAW retirees and, depending on the level of mitigation, are expected to be available for a number of years. The new independent Mitigation Plan is being partially funded by GM contributions of $1 billion in each of 2006, 2007 and 2011. The 2011 contribution may be accelerated under specified circumstances. GM will also make future contributions subject to provisions of the UAW Settlement Agreement that relate to profit sharing payments, increases in the value of a notional number of shares of GM’s $1 2/3 par value common stock (collectively, the Supplemental Contributions), as well as wage deferral payments and dividend payments.

GM’s obligation to make contributions to the Mitigation Plan are fixed or determined by a formula as defined in the UAW Settlement Agreement. GM’s obligations are limited to these contributions. GM is not obligated to

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 19.	Pensions and Other Postretirement Benefits — (continued)

provide incremental funding in the event of an asset shortfall in the Mitigation Plan and the UAW Settlement Agreement further provides that the ability of the assets in the Mitigation Plan to mitigate retiree health care costs is not guaranteed by GM. Furthermore, the Mitigation Plan is completely independent of GM and is administered by an independent trust committee (the Committee) which shall not include any GM representatives. The assets of the independent VEBA trust for UAW retirees of GM are the responsibility of the Committee, which has full fiduciary responsibility for the investment strategy, safeguarding of assets and execution of the benefit plan as designed.

GM accounted for the Mitigation Plan as a defined benefit plan, with a cap on GM’s OPEB obligation under the plan limited to the present value of the three $1 billion cash payments and minimum Supplemental Contributions required by the Settlement Agreement. The present value of GM’s obligation to the Mitigation plan of $2.9 billion will be amortized on a straight-line basis over the remaining service lives of active UAW hourly employees (7.4 years) as OPEB expense. Payments from GM to the Mitigation Plan related to wage deferrals, dividends or changes in the estimate of Supplemental Contributions will be recorded as an expense in the quarter that the hours are worked, the dividend is declared, or the change in estimate occurs, respectively. GM will recognize the expense for the wage deferrals as the future services are rendered, since the active-UAW represented-hourly-employees elected to forgo contractual wage increases and have those amounts contributed to the Mitigation Plan. During 2006, as required in the UAW Settlement Agreement, GM made a $1 billion contribution to the Mitigation Plan.

As of the measurement date, the Mitigation Plan had a benefit obligation totaling $2.8 billion and plan assets totaling $0.9 billion, as detailed in the table below. The ($1.9) billion net underfunded status of the Mitigation Plan is reflected GM’s financial statements and in the Changes in Benefit Obligation (under “U.S. Other Benefits”) in the table above. The following represent the changes in plan assets and benefit obligation of the Mitigation Plan for the year ended December 31, 2006 (dollars in millions):

Changes in Benefit Obligation
Benefit obligation at beginning of year	$—
Interest cost	56
Amendments	2,876
Actuarial (gains)/losses	7
Benefits paid	(119)
Other	(15)

Benefit obligation at end of year	$2,805

Changes in Plan Assets
Fair value at beginning of year	$—
GM contributions	1,000
Wage deferral contributions	4
Mitigation payments on behalf of GM retirees	(119)
Actual return on plan assets	29

Fair value at end of year	$914

As detailed in Note 6, GM, Delphi, and the UAW reached an agreement on March 22, 2006 intended to reduce the number of U.S. hourly employees through the Attrition Program. As a result of the Attrition Program, GM has recognized curtailment losses under SFAS No. 88 and SFAS No. 106 due to the significant reduction in the expected aggregate years of future service of the employees in the U.S. hourly pension, OPEB and extended disability plans, respectively. The curtailment losses include recognition of the change in the PBO or APBO and a portion of the previously unrecognized prior service cost reflecting the reduction in expected future service. GM recognized a

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 19.	Pensions and Other Postretirement Benefits — (continued)

curtailment loss related to the U.S. hourly pension plan of approximately $4.4 billion at April 30, 2006. GM recognized a curtailment loss of $23 million in 2006 related to the U.S. hourly OPEB plans measured at May 31, 2006. GM recognized a curtailment gain of $132 million related to the U.S. hourly extended disability plan measured at June 30, 2006. The impacts for the pension and OPEB plans are reflected in the components of expense table above.

The remeasurement of GM’s U.S. hourly pension plan as of April 30, 2006 as a result of the Attrition Program generated a $0.7 billion reduction in pension expense for 2006. This remeasurement reduced the U.S. pension PBO by $1.2 billion. The remeasurement of the U.S. hourly OPEB plans as of May 31, 2006 as a result of the Attrition Program generated an approximate $143 million reduction in OPEB expense for 2006. This remeasurement reduced the U.S. OPEB APBO by $0.7 billion. The effects of these restatements are reflected in the components of expense table above.

In October 2006, the GM Board of Directors approved a reduction in the levels of coverage for corporate-paid life insurance for salaried retirees. For eligible salaried employees who retire on or after May 1, 2007, coverage will reduce by 50% on the tenth anniversary of their retirement date, and salaried employees who retire before May 1, 2007 will have their coverage reduced by 50% on January 1, 2017. This change reduced GM’s year-end U.S. OPEB APBO by $0.5 billion and will be reflected in 2007 OPEB expense.

On November 30, 2006, GM sold a 51% controlling interest in GMAC. As a result of the sale, GMAC salaried employees will have their pension benefits frozen under the current GM pension plans. The remeasurement of GM’s U.S. salaried pension plans as of November 30, 2006 as a result of this benefit modification generated a $0.1 billion curtailment gain and $8 million reduction in pension expense for 2006. This remeasurement increased the U.S. PBO by $0.2 billion. GM will also maintain the salaried OPEB obligation for current GMAC retirees and OPEB eligible employees. GMAC employees who were non-OPEB eligible were offered a cash lump sum payment based on credited service in lieu of GM provided OPEB at their date of retirement. The remeasurement of the U.S. and non-U.S. OPEB plans as of November 30, 2006 as a result of these modifications generated a $563 million curtailment gain, $27 million settlement loss, and $536 million reduction in OPEB expense for 2006. This remeasurement reduced the U.S. and Non-U.S. APBO by $0.1 billion. The impact to extended disability benefits generated a curtailment gain of $14 million.

GM sets the discount rate assumption annually for each of its retirement-related U.S. benefit plans at their respective measurement dates to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient to defease projected future benefits. GM has established for its U.S. pension plans and U.S. OPEB plans a discount rate of 5.90% for year-end 2006.

	December 31,
Assumed Health-Care Trend Rates at December 31	2006	2005

Initial Health-care Cost Trend Rate	9.0%	10.0%
Ultimate Health-care Cost Trend Rate	5.0%	5.0%
Number of Years to Ultimate Trend Rate	6	6

A one percentage point increase in the assumed health care trend rates for all future periods would have increased the U.S. APBO by $6.0 billion at December 31, 2006 and the U.S. aggregate service and interest cost components of non-pension postretirement benefit expense for 2006 by $502 million. A one percentage point decrease would have decreased the U.S. APBO by $5.0 billion and the U.S. aggregate service and interest cost components of non-pension postretirement benefit expense for 2006 by $413 million.

GM’s long-term strategic mix among asset classes and the expected return on asset assumptions for its U.S. pension plans are derived from detailed periodic studies conducted by GM’s outside actuaries and GM’s asset management group. The U.S. study includes a review of alternative asset allocation strategies, anticipated future

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 19.	Pensions and Other Postretirement Benefits — (continued)

long-term performance of individual asset classes, risks (standard deviations) and correlations among the asset classes that comprise the plans’ asset mix. The primary non-U.S. plans conduct similar studies in conjunction with local actuaries and asset managers. While the studies give appropriate consideration to recent fund performance and historical returns, the assumptions are primarily long-term, prospective rates of return.

Based on a study performed in 2006, GM’s asset management group has commenced implementation of certain changes in the long-run strategic asset allocations of the U.S. pension plans. Specifically, the target allocations have been modified to increase the fixed income exposure by 20% of total plan assets and to reduce the equity exposure by a corresponding amount. This change in strategic asset allocation is intended to significantly lower the expected volatility of asset returns and plan funded status, as well as the probability of future contribution requirements. In setting the new strategic asset mix, GM considered the likelihood that the selected mix would effectively fund the projected pension plan liabilities while aligning with the risk tolerance of the plans’ fiduciaries. GM’s strategic asset mix for U.S. pension plans is intended to reduce exposure to equity market risks, to utilize asset classes which reduce surplus volatility, and to utilize asset classes where active management has historically generated excess returns above market returns. This asset mix is intended to place greater emphasis on investment manager skills than on general market returns to produce expected long-term returns, while employing various risk mitigation strategies to reduce surplus volatility. Based on the new target asset allocations and a re-examination of expected asset return assumptions, GM revised its expected long-term annual return rate assumption for its U.S. plans effective January 1, 2007 to 8.5%, a reduction from its previous level of 9.0%. When the new strategic mix is fully implemented, GM’s U.S. pension assets will have the following target allocation relative to total assets: global equity, 29%; global bonds, 52%; real estate, 8%; and alternative investments, 11%. In 2006, GM’s target allocations for such assets were: global equity, 49%; global bonds, 32%; real estate, 8%; and alternative investments, 11%.

In 2004, GM made significant contributions to its hourly VEBA plan and adopted a new investment policy to manage VEBA plan assets under a single investment policy with an expanded range of asset classes. The hourly VEBA is managed to achieve long-term asset returns while maintaining adequate liquidity for reimbursement of benefit payments, as needed. The new asset allocation was implemented on October 1, 2004. In addition, in late 2004, a new salaried VEBA plan was created and funded. It is primarily invested in shorter-term liquid securities. For 2006, the expected annual return for the hourly VEBA plan was 9.0% and the expected annual return for the salaried VEBA plan was 4.5%. Based on a reexamination of expected long-term asset return assumptions, GM revised its expected long-term annual return assumptions effective January 1, 2007 for the hourly VEBA and salaried VEBA plans to 8.5% and 6.0%, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

U.S. and non-U.S. pension plans and OPEB plans have the following asset allocations, as of their respective measurement dates in 2006 and 2005:

			Plan Assets
			Primary
	Plan Assets		Non-U.S.
	U.S. Pension		Pension
	Plans Actual		Plans Actual		Plan Assets OPEB
	Percentage of		Percentage of		Actual Percentage of
	Plan Assets		Plan Assets		Plan Assets
Asset Category	2006	2005	2006	2005	2006	2005

Equity Securities	38%	47%	60%	61%	54%	52%
Debt Securities	43%	32%	31%	31%	28%	31%
Real Estate	8%	7%	9%	8%	4%	3%
Other	11%	14%	0%	0%	14%	14%

Total	100%	100%	100%	100%	100%	100%

Equity securities include GM common stock in the amounts of $24 million (less than 1% of total pension plan assets) and $11 million (less than 1% of total pension plan assets) at December 31, 2006 and 2005, respectively.

The following benefit payments, which includes assumptions related to estimated future employee service, as appropriate, are expected to be paid in the future:

	Pension Benefits*		Other Benefits		Non-U.S. Other Benefits
		Primary Non-	Gross Benefit	Gross Medicare	Gross Benefit	Gross Medicare
	U.S. Plans	U.S. Plans	Payments	Part D Receipts	Payments	Part D Receipts
	(Dollars in millions)

2007	7,270	956	3,994	243	146	—
2008	7,142	1,027	4,163	268	157	—
2009	7,037	1,056	4,327	292	167	—
2010	6,959	1,097	4,475	314	177	—
2011	6,890	1,140	4,589	335	187	—
2012-2016	$33,356	$6,161	$24,050	$1,966	$1,087	—

*	Benefits for most U.S. pension plans and certain non-U.S. pension plans are paid out of plan assets rather than cash.

Note 20.	Commitments and Contingent Matters

Commitments

GM had the following minimum commitments under noncancelable capital leases having remaining terms in excess of one year, primarily for property (dollars in millions):

						2012
	2007	2008	2009	2010	2011	and thereafter

Minimum commitments	$257	$748	$440	141	$94	$824
Sublease income	(28)	(27)	(27)	(27)	(27)	(444)

Net minimum commitments	$229	$721	$413	$114	$67	$380

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 20.	Commitments and Contingent Matters — (continued)

GM had the following minimum commitments under noncancelable operating leases having remaining terms in excess of one year, primarily for property (dollars in millions):

						2012
	2007	2008	2009	2010	2011	and after

Minimum commitments	$765	$678	$651	$642	$553	$3,081
Sublease income	(230)	(222)	(217)	(213)	(212)	(2,293)

Net minimum commitments	$535	$456	$434	$429	$341	$788

Certain of these minimum commitments fund the obligations of non-consolidated VIEs. Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $1.2 billion, $1.0 billion, and $973 million in 2006, 2005, and 2004, respectively.

GM sponsors a credit card program, entitled the GM Card program, which offers rebates that can be applied primarily against the purchase or lease of GM vehicles. The amount of rebates available to qualified cardholders net of deferred program income was $4.9 billion and $4.7 billion at December 31, 2006 and 2005, respectively.

Guarantees

GM has provided guarantees in relation to the residual value of certain operating leases, primarily related to the lease of GM’s corporate headquarters. At December 31, 2006, the maximum potential amount of future undiscounted payments that could be required to be made under these guarantees amount to $624 million. Years of expiration pertaining to these guarantees range from 2008 to 2018, and certain of the leases contain renewal options.

GM has agreements with third parties that guarantee the fulfillment of certain suppliers’ commitments. At December 31, 2006, the maximum potential amount of future undiscounted payments that could be required to be made under these guarantees amount to $61 million. Years of expiration pertaining to these guarantees range from 2007 to 2035. Other guarantees with a maximum potential amount of future undiscounted payments that could be required amounted to $4 million with the period of expiration determined by business conditions, i.e., emergence from bankruptcy or the sale of the business.

In addition, in some instances, certain assets of the party whose debt or performance is guaranteed may offset, to some degree, the effect of the triggering of the guarantee. The offset of certain payables of GM may also apply to certain guarantees. Accordingly, no liabilities were recorded with respect to such guarantees.

GM also provides payment guarantees on commercial loans made by GMAC and outstanding with certain third-party customers, primarily related to rental car companies. As of December 31, 2006 maximum commercial obligations guaranteed by GM were $169 million. Years of expiration pertaining to these guarantees range from 2007 to 2012. Based on the credit worthiness of these rental car companies, the value ascribed to the guarantee provided by GM was determined to be insignificant.

In addition, GM has also entered into agreements with GMAC and FIM Holdings LLC, related to the disposal of 51% of GMAC, that incorporate indemnification provisions. The maximum potential amount of future undiscounted payments to which GM may be exposed in terms of these indemnification provisions amounts to $2.5 billion. No amounts have been recorded for such indemnities as GM’s obligations under them are not probable and estimable and the fair value of these indemnifications is immaterial.

GM has entered into agreements indemnifying certain parties with respect to environmental conditions pertaining to existing or sold GM properties. Due to the nature of the indemnifications, GM’s maximum exposure under these guarantees cannot be estimated. No amounts have been recorded for such indemnities, as GM’s obligations are not probable or estimable at this time.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 20.	Commitments and Contingent Matters — (continued)

GM has provided guarantees with respect to benefits of former GM employees relating to pensions, postretirement health care and life insurance in connection with certain divestitures. Other than the benefits related to Delphi and another divested unit, it is not possible to predict the maximum potential amount of future undiscounted payments under these agreements due to the conditional nature of GM’s obligations. No amounts have been recorded for such indemnities as GM’s obligations are not probable and estimable at this time.

In addition to the guarantees and indemnifying agreements mentioned above, GM periodically enters into agreements that incorporate indemnification provisions in the normal course of business. Due to the nature of these agreements, the maximum potential amount of future undiscounted payments to which GM may be exposed cannot be estimated. No amounts have been recorded for such indemnities as GM’s obligations under them are not probable and estimable at this time.

Environmental

GM’s operations, like operations of other companies engaged in similar businesses, are subject to a wide range of environmental protection laws including laws regulating air emissions, water discharges, waste management, and environmental cleanup. GM is in various stages of investigation or remediation for sites where contamination has been alleged. We are involved in a number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site.

The future impact of environmental matters, including potential liabilities, is often difficult to estimate. We record an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the periods of remediation for the applicable sites, which typically range from five to 30 years. Expenditures for site remediation actions, including ongoing operations and maintenance, amounted to $107 million and $127 million in 2006 and 2005, respectively. It is possible that such remediation actions could require average annual expenditures in the range of $90 million to $130 million over the next five years.

GM has a liability of approximately $323 million and $336 million at December 31, 2006 and 2005, respectively for worldwide environmental investigation and remediation including future ongoing maintenance requirements.

For many sites, the remediation costs and other damages for which we ultimately may be responsible are not reasonably estimable because of uncertainties with respect to factors such as our connection to the site or to materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation). As a result, we are unable to determine or reasonably estimate the amount of costs or other damages for which we are potentially responsible in connection with these sites, although that total could be substantial.

While the final outcome of environmental matters cannot be predicted with certainty, it is the opinion of GM that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, should a number of these items occur in the same period, it could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Asbestos Claims

Like most automobile manufacturers, GM has been subject in recent years to asbestos-related claims. GM has seen these claims primarily arise from three circumstances. A majority of these claims seek damages for illnesses

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 20.	Commitments and Contingent Matters — (continued)

alleged to have resulted from asbestos used in brake components. A limited numbers of claims have arisen from asbestos contained in the insulation and brakes used in the manufacturing of locomotives and claims brought by contractors who allege exposure to asbestos-containing products while working on premises owned by GM.

While GM has resolved many of the asbestos-related cases over the years and continues to do so for strategic litigation reasons such as avoiding defense costs and possible exposure to excessive verdicts, management believes that only a small proportion of the claimants has or will ever develop any asbestos-related impairment. Only a small percentage of the claims pending against GM allege causation of a malignant disease associated with asbestos exposure. The amount expended on asbestos-related matters in any year depends on the number of claims filed, the amount of pretrial proceedings, and the number of trials and settlements during the period.

GM records an estimated liability associated with reported asbestos claims when it believes that the expected loss is both probable and can be reasonably estimated. Prior to 2006, with respect to incurred but not yet reported claims, GM concluded that a range of probable losses was not reasonably estimable. Over the last several years, GM has continued to accumulate data associated with asbestos claims. Based on review of this data, management determined that it had enough information so it could determine a reasonable estimate of its projected incurred but not yet reported claims that could be asserted over the next two years.

Based on its analysis, GM recorded an additional $127 million charge for unasserted asbestos claims in the fourth quarter of 2006. The charge reduced net income by $82 million or earnings per share by $0.15 for the year ended December 31, 2006.

The amounts recorded by GM for the asbestos-related claims were based upon currently known information. Future events, such as the number of new claims to be filed each year and the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs to be significantly different from those projected. Due to the uncertainty inherent in factors used to determine GM’s asbestos-related liabilities, it is reasonably possible that future costs to resolve asbestos claims may be greater than the estimate; however, GM does not believe that it can reasonably estimate how much greater it could be. However, GM believes that the $127 million recorded at December 31, 2006, is the best estimate of its minimum probable future obligation for the resolution of incurred but not yet reported asbestos claims.

While the final outcome of asbestos-related matters cannot be predicted with certainty, after discussion with counsel and considering among other things liabilities that have been recorded, it is the opinion of management that none of these items, when finally resolved, is expected to have a material adverse effect on GM’s financial position or liquidity. However, should many of these items occur in the same period, they could have a material adverse effect on the results of operations in a particular quarter or year.

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

GM has established reserves for matters in which it believes that losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, incurred but not reported asbestos-related claims, environmental remediation programs, or sanctions, that if granted, could require the Corporation to pay damages or make other expenditures in amounts that could not be reasonably estimated at December 31, 2006. While the final outcome of these matters cannot be predicted with certainty, after discussion with counsel, it is the opinion of management that such claims are not

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 20.	Commitments and Contingent Matters — (continued)

expected to have a material adverse effect on GM’s consolidated financial condition or results of operations. However, should many of these items occur in the same period, they could have a material adverse effect on the results of operations in a particular quarter or year.

Delphi

As mentioned above, GM provided guarantees with respect to benefits for former GM employees related to pensions and postretirement health care and life insurance (OPEB) for certain divestitures made prior to January 1, 2003. As such, in connection with GM’s spin-off of Delphi in 1999, GM entered into separate agreements with the UAW, the IUE-CWA and the United Steel Workers (Benefit Guarantee Agreements) providing contingent benefit guarantees, to make payments for limited pension and OPEB expenses to certain former GM U.S. hourly employees who transferred to Delphi and meet the eligibility requirements for such payments (Covered Employees). Each Benefit Guarantee Agreement contains separate benefit guarantees relating to pension and OPEB obligations, with different triggering events under which GM could be liable if Delphi fails to provide the corresponding benefit at the required level. Therefore, GM could incur liability under one of the guarantees (e.g., OPEB) without triggering the other guarantees (e.g., pension). In addition, with respect to pension benefits, GM’s guarantee of pension benefits arises only to the extent that the pension benefits provided by Delphi and the Pension Benefit Guaranty Corporation falls short of the guaranteed amount. The benefit guarantees will expire on October 18, 2007 unless Delphi fails before that date to pay the specified benefits which would trigger the related guarantee. If a benefit guarantee is triggered before its expiration date, GM’s obligation could extend for the lives of affected Covered Employees, subject to the applicable terms of the pertinent benefit plans or other relevant agreements. A separate agreement between GM and Delphi which also expires on October 18, 2007, requires Delphi to indemnify GM for any payments under the benefit guarantees to the UAW employees or retirees. Any recovery by GM under indemnity claims against Delphi might be subject to partial or complete discharge in the Delphi reorganization proceeding. As a result, GM’s claims for indemnity may not be paid in part or full.

As discussed in Note 6, in 2006 GM together with Delphi and the UAW entered into the UAW Attrition Agreement, which provided a combination of early retirement payments and other incentives to reduce the number of U.S. hourly employees at GM and Delphi. At December 31, 2006, 12,400 UAW-represented Delphi employees elected one of the retirement options available under the UAW agreement.

Under the UAW Attrition Agreement, GM agreed to assume certain costs regarding UAW-represented Delphi employees. Specifically, GM agreed to: (1) pay lump sums of $35,000 to certain employees who participate in the Attrition Program; (2) allow Delphi employees who agree to retire under the Attrition Program to return to GM for purposes of retirement whereby GM would assume all OPEB obligations to such retiree; (3) subsidize OPEB costs for Delphi employees participating in a special voluntary pre-retirement program for an interim period, if Delphi reduces or eliminates its health care and/or life insurance coverage provided to active UAW employees; and (4) accept 5,000 active flowback employees. GM will have a prepetition, general unsecured claim assertable against Delphi, other than the $35,000 lump sum payment subject to objections on any grounds other than the claim did not arise under the terms of the pre-existing contractual agreements between GM and Delphi.

As of December 31, 2006, approximately 6,200 IUE-CWA-represented Delphi employees and approximately 1,400 UAW-represented Delphi employees elected to participate in these attrition and buyout programs similar to the program under the UAW attrition agreements described above. GM and Delphi will share the cost of these programs.

GM believes that it is probable that it has incurred a contingent liability due to Delphi’s Chapter 11 filing in October 2005. GM established a liability of $5.5 billion in 2005 and recorded an additional charge of $0.5 billion in 2006 for OPEB obligations associated with previously divested Delphi business units and certain labor restructuring costs, including but not limited to expenditures related to the attrition programs discussed above. Based on currently available data and ongoing discussions with Delphi and other stakeholders, GM believes that the range of the contingent exposures is between $6 billion and $7.5 billion, with amounts near the low end of the range considered

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 20.	Commitments and Contingent Matters — (concluded)

more possible than amounts near the high end of the range. GM’s claims against Delphi and the other Debtors for recoveries, would be satisfied by the payment of $2.63 billion in cash and 7 million shares of common stock in Delphi as reorganized, out of a total of 135 million fully diluted shares, which has been contemplated in the range of contingent exposure and is provided in the framework under which the parties are negotiating. Also, GM would expect to receive up to $2 billion in cash and/or Notes Receivable, which GM would expect to monetize within 10 days, for assuming a portion of Delphi’s U.S. hourly pension plan obligations. These views reflect GM’s current assessment that it is unlikely that a Chapter 11 process will result in both a termination of Delphi’s pension plan in addition to complete elimination of its OPEB plans. The amount of this charge may change, depending on the result of further discussions among GM, Delphi, and Delphi’s unions, and other factors. In addition to these charges, GM may agree to reimburse Delphi for certain labor expenses to be incurred upon and after Delphi’s emergence from bankruptcy. GM’s current estimate of these expenses involves an initial payment in 2007, not expected to exceed approximately $400 million, and ongoing expenses of limited duration and estimated to average less than $100 million annually. As a result of ongoing negotiations, the actual impact of the Delphi matter will not be known until a consensual agreement has been reached and approved by the Bankruptcy Court.

At December 31, 2006 and 2005, GM’s contingent liability related to the Delphi matters was $1.5 billion and $5.5 billion, respectively. During 2006, amounts previously recorded under the benefit guarantee were reclassified to GM’s OPEB liability as GM has assumed the OPEB obligation for approximately 17,800 Delphi employees that have returned back to GM to continue working or retire with GM and for those covered employees that remain at Delphi.

In March 2006, Delphi also filed a motion under the U.S. Bankruptcy Code seeking authority to reject certain supply contracts with GM. A hearing on this motion was adjourned indefinitely by the court pending further developments related to Delphi’s U.S. labor agreements and retiree welfare benefits. Although Delphi has not rejected any GM contracts as of this time and has assured GM that it does not intend to disrupt production at GM assembly facilities, there is a risk that Delphi or one or more of its affiliates may reject or threaten to reject individual contracts with GM, either for the purpose of exiting specific lines of business or in an attempt to increase the price GM pays for certain parts and components. As a result, GM could be materially adversely affected by disruption in the supply of automotive systems, components and parts that could force the suspension of production at GM assembly facilities.

Delphi is GM’s largest supplier of automotive systems, components and parts, and GM is Delphi’s largest customer. GM has worked and will continue to work constructively in the court proceedings with Delphi, Delphi’s unions, and other participants in Delphi’s restructuring process. GM’s goal is to achieve outcomes that are in the best interests of GM and its stockholders, and to the extent conducive to that goal, that enable Delphi to continue as an important supplier to GM.

Benefit Guarantees Related to Divested Unit

GM has entered into various guarantees regarding benefits for former GM employees at two previously divested plants that manufacture component parts whose results continue to be included in GM’s financial statements in accordance with FIN 46(R), Consolidation of Variable Interest Entities. For these divested plants, GM entered into agreements with both the purchaser to indemnify, defend, and hold the purchaser harmless for any liabilities arising out of the divested plants and with the UAW guaranteeing certain postretirement health care benefits and payment of postemployment benefits.

In October 2006, it was announced that production would cease at these two plants which would permanently idle approximately 2,000 workers. Accordingly, during the fourth quarter of 2006, GM results include a charge of $206 million comprised of the following related to the closure of these plants: (1) a $214 million charge to recognize wage and benefit costs associated with employees accepting retirement packages, buyouts, or supplemental

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 20.	Commitments and Contingent Matters — (concluded)

unemployment benefit costs in connection with the plant closure, (2) a curtailment loss of $3 million related to pension benefits, and (3) a $11 million curtailment gain with respect to other postretirement benefits.

Note 21.	Stockholders’ Equity

Common Stock

GM has 2.0 billion shares of $1 2/3 par value common stock authorized. The liquidation rights of the GM $1 2/3 par value common stock are subject to certain adjustments if outstanding common stock is subdivided, by stock split or otherwise.

Preferred Stock

GM has 6.0 million shares of preferred stock authorized, without par value. The preferred stock is issuable in series with such voting powers, designations, powers, privileges, and rights and such qualifications, limits, or restrictions as may be determined by GM’s board of directors, without stockholder approval. The preferred stock ranks senior to GM common stock and any other class of stock issued by the Corporation. Holders of preferred stock shall be entitled to receive cumulative dividends, when and as declared by the board of directors on a quarterly basis. At December 31, 2006 and 2005, no shares of preferred stock were issued and outstanding.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of accumulated other comprehensive income (loss), net of taxes:

	December 31,
	2006	2005	2004
	(Dollars in millions)

Foreign currency translation adjustments	$(1,965)	$(2,140)	$(1,211)
Net unrealized gain on derivatives	359	608	575
Net unrealized gain on securities	282	786	853
Defined benefit plans	(20,802)	—	—
Minimum pension liability adjustment	—	(3,789)	(3,031)

Accumulated other comprehensive income (loss)	$(22,126)	$(4,535)	$(2,814)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 21.	Stockholders’ Equity — (concluded)

Other Comprehensive Income

The changes in the components of other comprehensive income (loss) are reported net of income taxes as follows:

	Years Ended December 31,
	2006			2005			2004
		Tax			Tax			Tax
	Pre-tax	Expense	Net	Pre-tax	Expense	Net	Pre-tax	Expense	Net
	Amount	(Credit)	Amount	Amount	(Credit)	Amount	Amount	(Credit)	Amount
	(Dollars in millions)

Foreign currency translation adjustments	$370	$195	$175	$(975)	$(46)	$(929)	$1,192	$(85)	$1,277
Unrealized gain on securities:
Unrealized holding gain (loss)	196	69	127	146	51	95	378	132	246
Reclassification adjustment	(971)	(340)	(631)	(249)	(87)	(162)	(67)	(23)	(44)

Net unrealized gain (loss)	(775)	(271)	(504)	(103)	(36)	(67)	311	109	202
Minimum pension liability adjustment	(103)	(36)	(67)	(1,166)	(408)	(758)	(878)	(307)	(571)
Net unrealized gain (loss) on derivatives	(383)	(134)	(249)	51	18	33	712	249	463

Other comprehensive income (loss)	$(891)	$(246)	$(645)	$(2,193)	$(472)	$(1,721)	$1,337	$(34)	$1,371

Note 22.	Earnings (Loss) Per Share

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 22.  Earnings (Loss) Per Share — (concluded)

The reconciliation of the amounts used in the basic and diluted earnings per share computations was as follows (dollars in millions, except per share amounts):

			Per Share
	Income (loss)	Shares	Amount

Year ended December 31, 2006
Basic EPS
Income (loss) before cumulative effect of a change in accounting principle attributable to common stock	$(1,978)	566	$(3.50)
Effect of Dilutive Securities
Assumed exercise of dilutive stock options	—	—	—

Diluted EPS
Adjusted income (loss) attributable to common stock	$(1,978)	566	$(3.50)

Year ended December 31, 2005
Basic EPS
Income (loss) before cumulative effect of a change in accounting principle attributable to common stock	$(10,308)	566	$(18.23)
Effect of Dilutive Securities
Assumed exercise of dilutive stock options	—	—	—

Diluted EPS
Adjusted income (loss) attributable to common stock	$(10,308)	566	$(18.23)

Year ended December 31, 2004
Basic EPS
Income before cumulative effect of a change in accounting principle attributable to common stock	$2,701	565	$4.78
Effect of Dilutive Securities
Assumed exercise of dilutive stock options	—	2	(.02)

Diluted EPS
Adjusted income attributable to common stock	$2,701	567	$4.76

Certain stock options and convertible securities were not included in the computation of diluted earnings per share for the periods presented since the instruments’ underlying exercise prices were greater than the average market prices of GM $1 2/3 par value common stock and inclusion would be antidilutive. Such shares not included in the computation of diluted earnings per share were 106 million, 111 million, and 88 million as of December 31, 2006, 2005, and 2004, respectively. In addition, for periods in which there was a loss attributable to common stock, options to purchase shares of GM $1 2/3 par value common stock with the underlying exercise prices less than the average market prices were outstanding, but were excluded from the calculations of diluted loss per share, as inclusion of these securities would have been antidilutive.

No shares potentially issuable to satisfy the in-the-money-amount of the convertible debentures have been included in diluted earnings per share as of December 31, 2006, as the convertible debentures have not met the requirements for conversion.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 23.	Derivative Financial Instruments and Risk Management

Derivatives and Hedges

GM is exposed to market risk from changes in foreign currency exchange rates, interest rates, and certain commodity prices. In the normal course of business, GM enters into a variety of foreign exchange, interest rate, and commodity forward contracts, swaps, and options, with the objective of managing its financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the derivatives used to hedge them. GM’s risk management control system is used to assist in monitoring the hedging program, derivative positions and hedging strategies. GM’s hedging documentation includes the hedging objectives, practices and procedures, and related accounting treatment. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time they are designated as well as throughout the hedging period. As discussed in Note 2, GM restated its 2005 and 2004 financial statements for certain derivative transactions.

Cash Flow Hedges

GM uses financial instruments designated as cash flow hedges to hedge its exposure to foreign currency exchange risk associated with buying, selling, and financing in currencies other than the local currencies in which it operates, and to variability in cash flows related to its exposure to commodity price risk associated with changes in the prices of commodities used in its automotive business, primarily precious metals, nonferrous metals, and energy and to hedge exposure to variability in cash flows related to foreign-currency-denominated debt. For foreign currency transactions, GM typically hedges forecasted exposures up to three years in the future. For commodities, GM typically hedges exposure up to three years in the future.

For derivatives designated as cash flow hedges, GM records changes in fair value in OCI, then releases those changes to earnings contemporaneously with the earnings effects of the hedged item. If the hedge relationship is terminated and the forecasted transaction is no longer probable of occurring, then the cumulative change in fair value of the derivative recorded in OCI is recognized in earnings. To the extent the hedging relationship is not effective, the ineffective portion of the change in fair value of the derivative instrument is recorded in earnings.

For the year ended December 31, 2006, hedge ineffectiveness associated with instruments designated as cash flow hedges increased Automotive cost of sales by $17.4 million. For the year ended December 31, 2005, hedge ineffectiveness associated with instruments designated as cash flow hedges decreased Automotive cost of sales by $9.5 million. For the year ended December 31, 2006, net derivative gains of $484.2 million were reclassified from OCI to Automotive cost of sales and net derivative gains of $693.1 million were reclassified from OCI to Automotive revenue. For the year ended December 31, 2005, net derivative gains of $205.6 million were reclassified from OCI to cost of sales and $199.8 million was reclassified from OCI to revenue. These net (losses) gains were offset by net gains (losses) on the transactions being hedged.

Approximately $292.7 million of net derivative gains included in OCI at December 31, 2006, is expected to be reclassified into earnings within 12 months from that date. For the years ended December 31, 2006 and 2005, there was a net loss of approximately $17.8 million and a net gain of approximately $46.6 million, respectively, which were reclassified into earnings as a result of the discontinuance of certain commodity cash flow hedges because it was probable that the original forecasted transactions would not occur.

Fair Value Hedges

GM uses financial instruments designated as fair value hedges to manage certain of its exposure to interest rate risk. GM is subject to market risk from exposures to changes in interest rates due to its financing, investing, and cash management activities. A variety of instruments are used to hedge GM’s exposure associated with its fixed rate debt and mortgage servicing rights (MSRs). GM records changes in the fair value of a derivative designated as a fair value hedge in earnings, offset by corresponding changes in the fair value of the hedged item to the extent the hedge is effective.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 23.	Derivative Financial Instruments and Risk Management — (concluded)

For the year ended December 31, 2006 and 2005, hedge ineffectiveness associated with instruments designated as fair value hedges, primarily due to hedging of MSRs, increased selling, general, and administrative expenses by $1 million and decreased selling, general, and administrative expenses by $26 million, respectively.

Net Investment Hedges

GM uses foreign-currency-denominated-debt to offset the translation and economic exposures related to its investment in foreign entities. Foreign currency transaction gains and losses related to these debt instruments are recorded in accumulated foreign currency translation adjustment. For the year ended December 31, 2006 and 2005, unrealized losses of $138.5 million loss and unrealized gains of $50.5 million, respectively, were recorded in accumulated foreign currency translation adjustment.

Derivatives Not Qualifying for Hedge Accounting

GM purchases raw materials and parts comprising various commodities whose purchase price varies based on changes in the price of the related commodity. The Corporation hedges the commodity price risk economically by entering into derivative contracts and previously designated those instruments as cash flow hedges. However, as discussed in Note 2, GM determined that certain of these derivative instruments did not qualify for hedge accounting treatment under SFAS No. 133 and, therefore, certain derivative instruments were marked-to-market through Automotive cost of sales in 2006, 2005, and 2004.

Additionally, GM is exposed to foreign exchange risk related to its forecasted foreign currency sales and purchases and its net investments in foreign subsidiaries. GM hedges the foreign exchange risk economically by entering into derivative contracts and previously designated certain of those instruments as cash flow hedges or as net investment hedges. However, as discussed in Note 2, GM determined that some of these derivative instruments did not qualify for hedge accounting and, therefore, these derivative instruments were marked-to-market through Automotive cost of sales in 2006, 2005, and 2004.

Derivatives Not Meeting a Scope Exception from Fair Value Accounting

GM enters into purchase contracts to hedge its physical exposure to the availability of certain commodities used in the production of cars and trucks. GM did not previously account for these contracts as derivatives, instead GM applied the “normal purchases and normal sales” (NPNS) scope exception in SFAS No. 133. As described in Note 2, GM determined that some of these contracts did not qualify for the NPNS scope exception from fair value accounting in SFAS No. 133 and, therefore, these commodity purchase contracts have been accounted for as derivatives with gains and losses recorded in Automotive cost of sales in 2006, 2005, and 2004.

Derivatives Not Designated as Hedges

GM uses derivatives such as forward contracts and options, including caps, floors and collars to economically hedge exposures. Unrealized gains and losses related to these derivatives that are not designated as accounting hedges are recognized currently in Automotive cost of sales.

Note 24.  Fair Value of Financial Instruments

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 24.	Fair Value of Financial Instruments — (concluded)

Book and estimated fair values of financial instruments for which it is practicable to estimate fair value were as follows (dollars in millions):

	December 31,
	2006		2005
	Book Value	Fair Value	Book Value	Fair Value

Assets
Derivative assets	$2,080	$2,080	$1,938	$1,938

Liabilities
Long-term debt(1)	$33,067	$28,877	$32,580	$25,447
Derivative liabilities	$916	$916	$859	$859
Financing and Insurance Operations
Assets
Finance receivables — net(2)	$—	$—	$180,849	$181,146
Derivative assets	$35	$35	$3,000	$3,000
Loans held for sale(3)	$—	$—	$21,865	$21,934
Other assets(4)	$1,601	$1,601	$—	$—

Liabilities
Debt(1)	$9,438	$9,438	$253,508	$245,247
Derivative liabilities	$2	$2	$2,444	$2,444
Other liabilities	$—	$—	$5,930	$5,930

(1)	Long-term debt has an estimated fair value based on quoted market prices for the same or similar issues or based on the current rates offered to GM for debt of similar remaining maturities. Estimated values of Industrial Development Bonds, included in long-term debt, were based on quoted market prices for the same or similar issues.

(2)	The fair value was estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to each category of the receivables.

(3)	The fair value of loans held for sale is based upon actual prices on recent sales of loans and securities to investors and projected prices obtained through investor indications considering interest rates, loan type and credit quality.

(4)	The fair value of the GMAC Preferred Membership Interest was estimated by discounting the future cash flows considering dividend rate, interest rate, and credit spreads.

Due to their short-term nature, the book value approximates fair value for cash and marketable securities, accounts and notes receivable (less allowances), accounts payable (principally trade), Auto & Other loans payable and FIO debt payable within one year for the years ended December 31, 2006 and 2005.

Note 25.  Stock Incentive Plans

GM’s stock incentive plans consist of the General Motors 2002 Stock Incentive Plan, formerly the 1997 General Motors Amended Stock Incentive Plan (GMSIP), the General Motors 1998 Salaried Stock Option Plan (GMSSOP), the General Motors 2002 Long Term Incentive Plan (GMLTIP), and the General Motors 2006 Cash-Based Restricted Stock Unit Plan (GMCRSU), collectively the Plans. The GMSIP, the GMLTIP and the GMCRSU are administered by the Executive Compensation Committee of GM’s board of directors. The GMSSOP is administered by the Vice President of Global Human Resources.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 25.	Stock Incentive Plans — (continued)

The compensation cost for the above plans was approximately $170 million, $88.7 million, and $66 million for the years ended December 31, 2006, 2005, and 2004, respectively. The total income tax benefit recognized for share-based compensation arrangements was approximately $53.3 million, $31 million, and $23.1 million for the years ended December 31, 2006, 2005, and 2004, respectively.

On November 30, 2006, GM sold a 51% controlling interest in GMAC. GMAC employees who participated in the GM stock incentive plans changed status from employee to non-employee. Based on this change in status, certain outstanding share-based payment awards were forfeited under the original terms but were modified to allow continued vesting. This resulted in the cancellation of the original awards and the issuance of a new award to non-employees. The remainder of the awards were not forfeited under the original terms, and thus there was no modification to the outstanding awards. GM awards that require future service with GMAC will be accounted for as awards to non-employees over the remaining service period. The effect on compensation cost was not significant to GM.

GMSIP and GMSSOP

Under the GMSIP, 27.4 million shares of GM $1 2/3 par value common stock may be granted from June 1, 2002 through May 31, 2007, of which approximately 4.9 million were available for grants at December 31, 2006. Any shares granted and undelivered under the GMSIP, due primarily to expiration or termination, become again available for grant. Stock option grants awarded since 1997 are generally exercisable one-third after one year, one-third after two years and fully after three years from the dates of grant. Option prices are 100% of fair market value on the dates of grant, and the options generally expire 10 years from the dates of grant, subject to earlier termination under certain conditions. GM’s policy is to issue treasury shares upon exercise of employee stock options.

Under the GMSSOP, which commenced January 1, 1998 and ends December 31, 2007, the number of shares of GM $1 2/3 par value common stock that may be granted each year is determined by management. Based on an amendment to the GMSSOP in 2006, there are no shares of GM $1 2/3 par value common stock available for grants at December 31, 2006. Stock options granted from 1998 through 2004 are exercisable two years from the date of grant. There have been no option grants made under the plan since 2004. Option prices are 100% of fair market value on the dates of grant, and the options generally expire ten years and two days from the dates of grant subject to earlier termination under certain conditions.

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

	2006		2005		2004
	GM	GM	GM	GM	GM	GM
	SIP	SSOP	SIP	SSOP	SIP	SSOP

Interest rate	4.66%	—%	3.8%	—%	3.1%	3.1%
Expected life (years)	6.0	—	6.0	—	5.0	5.0
Expected volatility	47.9%	—%	32.5%	—%	33.9%	33.9%
Dividend yield	4.7%	—%	5.5%	—%	3.7%	3.7%

The primary grant to executives on February 23, 2006, January 24, 2005, and January 23, 2004 made under the Stock Incentive Plan were 2,702,796, 7,619,250, and 7,920,660 shares, respectively, at a grant date fair value of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 25.	Stock Incentive Plans — (continued)

$7.06, $7.21, and $12.85, respectively. The assumptions used to estimate the grant date fair value of these grants are detailed in the table below.

	2006	2005	2004

Interest rate	4.63%	3.74%	3.06%
Expected life (years)	6.0	6.0	5.0
Expected volatility	48.4%	32.4%	33.9%
Dividend yield	4.78%	5.50%	3.71%

Changes in the status of outstanding options during the year were as follows:

	GMSIP
	$1 2/3 Par Value Common
			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares Under	Exercise	Contractual	Intrinsic
	Option	Price	Term	Value

Options outstanding at January 1, 2006	84,130,586	$53.11
Granted	2,841,686	$21.33
Exercised	—	—
Forfeited or expired	5,317,094	$46.78

Options outstanding at December 31, 2006	81,655,178	$52.41	4.6	$26,324,061

Options exercisable at December 31, 2006	71,561,211	$54.67	4.1	$30,805

	GMSSOP
	$1 2/3 Par Value Common
			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares Under	Exercise	Contractual	Intrinsic
	Option	Price	Term	Value

Options outstanding at January 1, 2006	27,213,635	$55.19
Granted	—	—
Exercised	—	—
Forfeited or expired	629,740	$53.64

Options outstanding at December 31, 2006	26,583,895	$55.23	4.3	—

Options exercisable at December 31, 2006	26,583,895	$55.23	4.3	—

The weighted-average grant-date fair value was $7.19, $7.23, and $12.82 for the GMSIP options granted in 2006, 2005, and 2004, respectively. The weighted-average grant-date fair value was $0, $0, and $12.85 for the GMSSOP options granted in 2006, 2005, and 2004, respectively. The total intrinsic value of GMSIP options exercised during the years ended December 31, 2006, 2005, and 2004 was $0, $2.1 million, and $9.6 million, respectively. The total intrinsic value of GMSSOP options exercised during the years ended December 31, 2006, 2005, and 2004 was $0, $0, and $0.1 million, respectively. The tax benefit from the exercise of the share-based payment arrangements for the years ended December 31, 2006, 2005, and 2004 totaled $0, $0.7 million, and $3.4 million, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 25.	Stock Incentive Plans — (continued)

Summary

A summary of the status of the Corporation’s options as of December 31, 2006 and the changes during the year then ended, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2006	15,923,106	$9.28
Granted	2,841,686	7.19
Vested	8,431,121	9.44
Forfeited	239,704	8.61

Nonvested at December 31, 2006	10,093,967	$8.57

As of December 31, 2006, there was $12.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 0.8 years.

Cash received from option exercise under all share-based payment arrangements for the years ended December 31, 2006, 2005, and 2004 was $0 million, $0.4 million, and $1.5 million, respectively.

GMLTIP

The GMLTIP consists of award opportunities granted to participants that are based on the achievement of specific corporate business criteria. The target number of shares of GM $1 2/3 par value common stock that may be granted each year is determined by management. These grants are subject to a three year performance period and the final award payout may vary based on the achievement of those criteria. The condition for all awards is a minimum percentile ranking of GM’s TSR among the companies in the S&P 500.

At December 31, 2006, approximately 5.7 million target shares were outstanding under the GMLTIP. Of these outstanding shares, a total of 1.3 million were granted in 2004 at a grant-date fair value of $53.92. If the minimum performance criteria are achieved, management intends to settle these awards with GM $1 2/3 par value common stock. Of the remaining outstanding shares, approximately 2.4 million and 2.0 million were granted in 2006 and 2005 at a grant date fair value of $24.81 and $36.37, respectively. Management is required to settle these awards in cash. As a result, these cash-settled awards are recorded as a liability until the date of final award payout. In accordance with SFAS No. 123(R), the fair value of each cash-settled award is recalculated at the end of each reporting period and the liability and expense adjusted based on the change in fair value. The preceding is the targeted number of shares that would be used in the final award calculation should the targeted performance condition be achieved. Final payout is subject to approval by the Executive Compensation Committee of the Board of Directors. The fair value at December 31, 2006 was $43.80 and $11.90 for the awards granted during the years ended December 31, 2006 and 2005, respectively.

Prior to the adoption of SFAS No. 123(R), the fair value of each award under the GMLTIP was equal to the fair market value of the underlying shares on the date of grant. Beginning January 1, 2006 in accordance with the adoption of SFAS No. 123(R), the fair value of each cash-settled award under the GMLTIP is estimated on the date of grant, and for each subsequent reporting period, using a lattice-based option valuation model that uses the assumptions noted in the following table. Because lattice-based valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the implied volatility from GM’s

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 25.	Stock Incentive Plans — (concluded)

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

	2006	2005

Expected volatility	38.1%	37.6%
Expected dividends	N/A	N/A
Expected term (years)	2.0	1.0
Risk-free interest rate	5.24%	5.13%

The primary grant to executives on February 23, 2006 and January 24, 2005 made under the GMLTIP were 2,427,869 and 1,959,490 shares, respectively, at a grant date fair value of $24.81 and $36.37, respectively. The assumptions used to estimate fair value at December 31, 2006 are detailed in the table above.

The weighted average remaining contractual term was 1.2 years for target awards outstanding at December 31, 2006. As the threshold performance required for a payment under the 2004-2006 LTIP was not achieved, there were no shares delivered for this plan in 2006. The 2005-2007 and 2006-2008 performance periods remain open at December 31, 2006.

GM CRSU

In 2006, the Corporation established a cash-based restricted stock unit plan that provides cash equal to the value of underlying restricted share units to certain global executives at predetermined vesting dates. Awards under the plan vest and are paid in one-third increments on each anniversary date of the award over a three year period. Compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Since the awards are settled in cash, these cash-settled awards are recorded as a liability until the date of payment. In accordance with SFAS No. 123(R), the fair value of each cash-settled award is recalculated at the end of each reporting period and the liability and expense adjusted based on the new fair value.

The fair value of each CRSU is based on the Corporation’s stock price on the date of grant and each subsequent reporting period until date of settlement. There were 4.3 million CRSUs granted during the year ended December 31, 2006 with a weighted average grant date fair value of $21.04 per share. The fair value at December 31, 2006 was $30.72 per share, and there were 3.9 million CRSUs outstanding.

The weighted average remaining contractual term was 2.2 years for the CRSUs outstanding at December 31, 2006. There were no share units vested or delivered during the year ended December 31, 2006, other than for share units related to GMAC employees who received pro-rata settlements based on their service to GM prior to the GMAC sale. The share units related to these GMAC employees were delivered in 2007.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 26.	Supplemental Information for Statements of Cash Flows

Statements of Cash Flows Supplementary Information

	Years Ended December 31,
	2006	2005	2004
	Restated
	(Dollars in millions)

Increase (decrease) in other operating assets and liabilities were as follows:
Accounts receivable	$(242)	$63	$(268)
Other receivables	(2,983)	4,092	419
Prepaid expenses and other deferred charges	303	(83)	42
Inventories	377	(1,464)	(140)
Other assets	(173)	(32)	(153)
Accounts payable	418	(122)	2,434
Deferred taxes and income taxes payable	(4,241)	(6,386)	(1,145)
Accrued expenses and other liabilities	(5,892)	(793)	(1,783)
Fleet rental — acquisitions	(8,701)	(9,452)	(7,846)
Fleet rental — liquidations	8,526	7,379	6,686

Total	$(12,608)	$(6,798)	$(1,754)

Cash paid for interest	$17,415	$15,815	$11,395

Note 27.	Segment Reporting

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

GM’s Automotive business consists of GM’s four automotive regions: GMNA, GME, GMLAAM, and GMAP, which together constitute GM Automotive (GMA). GMNA develops, manufactures, and/or markets vehicles primarily in North America under the following brands: Chevrolet, Pontiac, GMC, Buick, Cadillac, Saturn, Saab, and Hummer. GME, GMLAAM, and GMAP primarily meet the demands of customers outside North America with vehicles developed, manufactured, and marketed under the following brands: Opel, Vauxhall, Holden, Saab, Buick, Chevrolet, GMC, Cadillac, and Daewoo. GM’s FIO business consists of GMAC for 2004, 2005 and the eleven months ended November 30, 2006 and GM’s 49% share of GMAC’s operating results for the month of December 2006 on the equity method and Other Financing, which includes financing entities that are not consolidated by GMAC. GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, commercial and vehicle insurance, and asset-based lending. Corporate & Other includes the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, including legacy costs related to postretirement benefits for certain Delphi and other retirees, and certain corporate activities.

The disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. Transactions between segments have been eliminated.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 27.  Segment Reporting — (continued)

These transactions consist principally of borrowings and other financial services provided by FIO to Auto. A master intercompany agreement was in effect until November 30, 2006 which governed the nature of these transactions to ensure that they were done in accordance with commercially reasonable standards. GM evaluates performance based on stand-alone operating segment net income and generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

			GM		Total		Other	Total	Corporate
	GMNA	GME	LAAM	GMAP	GMA	GMAC(c)	Financing(d)	Financing	& Other	Total
	(Dollars in millions)

2006
Automotive sales
External customers	$115,756	$31,405	$14,015	$11,912	$173,088	$—	$—	$—	$(161)	$172,927
Intersegment	(5,977)	1,788	603	3,587	1	—	—	—	(1)	—

Total automotive sales	109,779	33,193	14,618	15,499	173,089	—	—	—	(162)	172,927
Financial services and insurance revenues	—	—	—	—	—	33,629	793	34,422	—	34,422

Total net sales and revenues	$109,779	$33,193	$14,618	$15,499	$173,089	$33,629	$793	$34,422	$(162)	$207,349

Automotive cost of sales	$106,575	$30,783	$13,296	$14,185	$164,839	$—	$—	$—	$(157)	$164,682
Selling, general and administrative expense	$8,709	$2,600	$764	$1,145	$13,218	$12,702	$(1,524)	$11,178	$685	$25,081
Depreciation and amortization	$5,793	$1,634	$227	$483	$8,137	$5,252	$(2,461)	$2,791	$22	$10,950
Interest income	$1,353	$533	$87	$122	$2,095	$2,332	$(480)	$1,852	$(1,374)	$2,573
Interest expense	$3,285	$664	$158	$222	$4,329	$14,196	$105	$14,301	$(1,685)	$16,945
Income tax expense (benefit)	$(2,243)	$(72)	$28	$(23)	$(2,310)	$62	$773	$835	$(1,310)	$(2,785)
Earnings (losses) of nonconsolidated affiliates	$104	$36	$16	$365	$521	$(16)	$—	$(16)	$3	$508
Net income (loss)(b)	$(4,619)	$(225)	$490	$1,186	$(3,168)	$2,179	$(1,150)	$1,029	$161	$(1,978)
Investments in nonconsolidated affiliates	$295	$408	$132	$1,100	$1,935	$7,523	$—	$7,523	$34	$9,492
Segment assets	$118,573	$26,610	$4,202	$13,285	$162,670	$13,050	$9,073	$22,123	$1,399	$186,192
Goodwill	$299	$500	$—	$—	$799	$—	$—	$—	$—	$799
Expenditures for property	$5,048	$1,103	$279	$1,030	$7,460	$401	$1	$402	$71	$7,933

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 27.  Segment Reporting — (continued)

			GM		Total		Other	Total	Corporate
	GMNA	GME	LAAM	GMAP	GMA	GMAC(c)	Financing(d)	Financing	& Other	Total
	(Dollars in millions)

2005
Automotive sales
External customers	$110,121	$30,173	$11,129	$8,771	$160,194	$—	$—	$—	$34	$160,228
Intersegment	(4,481)	1,719	715	2,050	3	—	—	—	(3)	—

Total automotive sales(a)	105,640	31,892	11,844	10,821	160,197	—	—	—	31	160,228
Financial services and insurance revenues	—	—	—	—	—	34,081	346	34,427	—	34,427

Total net sales and revenues	$105,640	$31,892	$11,844	$10,821	$160,197	$34,081	$346	$34,427	$31	$194,655

Automotive cost of sales	$105,718	$31,152	$11,070	$10,224	$158,164	$—	$—	$—	$723	$158,887
Selling, general and administrative expense	$8,968	$2,406	$623	$761	$12,758	$13,407	$905	$14,312	$443	$27,513
Depreciation and amortization	$7,593	$1,788	$325	$379	$10,085	$5,548	$148	$5,696	$16	$15,797
Interest income	$1,333	$420	$57	$47	$1,857	$2,185	$(514)	$1,671	$(1,329)	$2,199
Interest expense	$3,170	$555	$197	$107	$4,029	$13,106	$(35)	$13,071	$(1,493)	$15,607
Income tax expense (benefit)	$(2,480)	$(734)	$611	$(172)	$(2,775)	$1,197	$(4)	$1,193	$(4,288)	$(5,870)
Earnings (losses) of nonconsolidated affiliates	$(48)	$102	$15	$527	$596	$(6)	$—	$(6)	$20	$610
Income (loss) before cumulative effect of accounting change	$(8,150)	$(1,007)	$(564)	$(243)	$(9,964)	$2,280	$(23)	$2,257	$(2,601)	$(10,308)
Net income (loss)	$(8,233)	$(1,028)	$(566)	$(246)	$(10,073)	$2,280	$(23)	$2,257	$(2,601)	$(10,417)
Investments in nonconsolidated affiliates	$18	$359	$155	$2,590	$3,122	$308	$(308)	$—	$120	$3,242
Segment assets	$126,472	$21,069	$4,340	$10,138	$162,019	$320,557	$(8,613)	$311,944	$193	$474,156
Goodwill	$383	$374	$—	$—	$757	$2,446	$—	$2,446	$—	$3,203
Expenditures for property	$5,418	$1,396	$229	$839	$7,882	$279	$4	$283	$14	$8,179

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 27.  Segment Reporting — (continued)

			GM		Total		Other	Total	Corporate
	GMNA	GME	LAAM	GMAP	GMA	GMAC(c)	Financing(d)	Financing	& Other	Total
	(Dollars in millions)

2004
Automotive sales
External customers	$118,132	$29,957	$8,204	$6,072	$162,365	$—	$—	$—	$976	$163,341
Intersegment	(2,811)	1,239	673	903	4	—	—	—	(4)	—

Total automotive sales(a)	115,321	31,196	8,877	6,975	162,369	—	—	—	972	163,341
Financial services and insurance revenues	—	—	—	—	—	31,225	785	32,010	—	32,010

Total net sales and revenues	$115,321	$31,196	$8,877	$6,975	$162,369	$31,225	$785	$32,010	$972	$195,351

Automotive cost of sales	$105,585	$30,145	$8,244	$6,386	$150,360	$—	$—	$—	$1,755	$152,115
Selling, general and administrative expense	$7,891	$2,486	$514	$595	$11,486	$12,988	$1,128	$14,116	$367	$25,969
Depreciation and amortization	$6,389	$1,821	$195	$235	$8,640	$5,299	$224	$5,523	$39	$14,202
Interest income	$1,016	$402	$20	$13	$1,451	$1,117	$(310)	$807	$(843)	$1,415
Interest expense	$2,734	$415	$74	$21	$3,244	$9,659	$(34)	$9,625	$(956)	$11,913
Income tax expense (benefit)	$(600)	$(599)	$33	$(11)	$(1,177)	$1,362	$(19)	$1,343	$(1,292)	$(1,126)
Earnings (losses) of nonconsolidated affiliates	$58	$102	$(3)	$666	$823	$(6)	$—	$(6)	$(16)	$801
Net income (loss)	$1,357	$(768)	$50	$731	$1,370	$2,894	$(18)	$2,876	$(1,545)	$2,701
Investments in nonconsolidated affiliates	$458	$1,476	$276	$4,541	$6,751	$179	$(179)	$—	$1	$6,752
Segment assets(a)	$127,031	$26,628	$3,823	$5,054	$162,536	$324,042	$(3,839)	$320,203	$(2,079)	$480,660
Goodwill	$154	$446	$—	$—	$600	$3,274	$—	$3,274	$—	$3,874
Expenditures for property	$5,163	$1,331	$158	$496	$7,148	$470	$(1)	$469	$136	$7,753

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 27.  Segment Reporting — (concluded)

(a)	Effective January 1, 2006, four powertrain entities were transferred from GMNA to GME for management reporting purposes. Accordingly, 2005 amounts have been revised for comparability by reclassifying $466 million of revenue, $99 million of net income, and $221 million of segment assets from GMNA to GME. For 2004, amounts have been revised by reclassifying $667 million of revenue, $124 million of net income, and $10 million of segment assets from GMNA to GME.

(b)	In 2006, GM recognized a non-cash impairment charge of $2.9 billion in connection with the sale of a controlling interest in GMAC which is reflected in the column “Other Financing.” Refer to Note 4.

(c)	GM sold a 51% ownership interest in GMAC in November 2006. The remaining 49% ownership interest held by GM is accounted for under the equity method, and GM’s investment is included in GMAC’s segment assets.

(d)	Other Financing includes the elimination of net receivables from total assets in Auto & Other. Receivables eliminated were $4.1 billion, $4.5 billion, and $2.4 billion at December 31, 2006, 2005, and 2004, respectively.

Information concerning principal geographic areas was as follows:

	2006		2005		2004
	Net	Long	Net	Long	Net	Long
	Sales &	Lived	Sales &	Lived	Sales &	Lived
	Revenues	Assets(1)	Revenues	Assets(1)	Revenues	Assets(1)
	(Dollars in millions)

North America
United States	$129,041	$39,434	$124,615	$49,619	$132,612	$46,810
Canada and Mexico	19,979	4,906	16,769	12,739	15,484	10,442

Total North America	149,020	44,340	141,384	62,358	148,096	57,252
Europe
France	2,411	284	2,612	333	2,669	262
Germany	7,687	3,651	7,384	4,090	6,710	4,479
Spain	2,866	1,364	2,847	1,182	2,661	1,181
United Kingdom	7,975	1,143	7,859	1,958	7,563	2,273
Other	13,407	3,583	12,834	3,794	13,538	3,811

Total Europe	34,346	10,025	33,536	11,357	33,141	12,006
Latin America
Brazil	4,961	882	3,813	784	2,987	609
Other Latin America	4,768	159	3,829	162	2,696	180

Total Latin America	9,729	1,041	7,642	946	5,683	789
Asia Pacific
Australia	301	18	357	0	381	0
Korea	7,550	2,154	2,861	1,523	0	0
Other Asia Pacific	3,353	2,126	5,362	1,981	5,823	1,957

Total Asia Pacific	11,204	4,298	8,580	3,504	6,204	1,957
All Other	3,050	158	3,513	313	2,227	1,333

Total	$207,349	$59,862	$194,655	$78,478	$195,351	$73,337

(1)	Consists of property (Note 14), and equipment on operating leases (Note 12), net of accumulated depreciation.

Note 28.	Transactions with GMAC

As part of the sale of a 51% controlling interest in GMAC, GM entered into various operating and financing arrangements with GMAC. The nature and terms of these arrangements were negotiated at arm’s length. The

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 28.  Transactions with GMAC — (continued)

following describes the transactions and related impacts that occurred between GM and GMAC for the month of December 2006 that have not been eliminated in GM’s consolidated financial statements:

Marketing Incentives and Operating Lease Residuals

As a marketing incentive, GM may sponsor interest rate support and residual support programs as a way to lower customers’ monthly lease payments. Under the interest rate support programs, GM pays an amount to GMAC at the time of lease contract origination to adjust the interest rate implicit in the lease contract below GMAC’s standard interest rate. Under the residual support programs, the customers’ contractual residual value is adjusted above GMAC’s standard residual values. GM reimburses GMAC to the extent that remarketing sales proceeds are less than the customers’ contractual residual value, limited to GMAC’s standard residual value. In addition to interest rate support and residual support programs, GM also participates in a risk sharing arrangement with GMAC in which GM, in certain circumstances, reimburses GMAC for a portion of any shortfall between the standard residual value and the resale proceeds. The terms and conditions of interest rate support and residual support programs, as well as the risk sharing arrangement, are included in the U.S., Canadian, and International Consumer Financing Services Agreements, which expire in November 2016.

In addition, as it relates to U.S. lease originations and all U.S. balloon retail contract originations occurring after April 30, 2006 that GMAC retained after the consummation of the sale transaction, GM agreed to begin payment of the present value of the expected residual support owed to GMAC at the time of contract origination as opposed to after contract termination at the time of sale of the related used vehicle. The residual support amount GM owes GMAC is adjusted as the leases terminate and, in cases where the estimate was incorrect, GM may be obligated to pay GMAC or GMAC may be obliged to reimburse GM, under the terms of the residual support programs. For the affected contracts originated through December 2006, GM paid or agreed to pay GMAC a total of $486 million. Based on the U.S. operating lease portfolio outstanding, at December 31, 2006 the maximum additional amount that could be paid by GM under the residual support programs is approximately $276 million and would only be paid in the unlikely event that the proceeds from the entire lease portfolio of assets would be lower than both the contractual residual value and GMAC’s standard residual rates. Based on the U.S. operating lease portfolio outstanding at December 31, 2006, the maximum amount that could be paid under the risk sharing arrangement is approximately $339 million and would only be paid in the unlikely event that the proceeds from all outstanding lease vehicles would be lower than GMAC’s standard residual rates.

Exclusivity Arrangement

Subject to GMAC’s fulfillment of certain conditions, GM has granted GMAC exclusivity for U.S., Canadian, and international GM-sponsored consumer and wholesale marketing incentives for GM products in specified markets around the world, with the exception of Saturn branded products. In return for this exclusivity, GMAC will pay GM an annual exclusivity fee of $105 million ($75 million for the U.S. retail business, $15 million for the Canadian retail business, $10 million for retail business in international operations, and $5 million for the dealer business) and is committed to provide financing to GM customers and dealers consistent with historical practices.

Marketing Service Agreement

GM and GMAC have entered into a ten-year marketing, promoting, advertising, and customer support arrangement related to GM products, GMAC products and the retail financing for GM products.

Royalty Arrangement

For certain insurance products, GM and GMAC have entered into ten-year intellectual property license agreements giving GMAC the right to use the GM name on certain insurance products. In exchange, GMAC will

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 28.  Transactions with GMAC — (continued)

pay to GM a royalty fee of 3.25% of revenue, net of cancellations, related to these products with a minimum annual guarantee of $15 million. The amount of royalty recognized for the year ended December 31. 2006 was approximately $1 million.

Shared and Transition Services Agreement

GM and GMAC entered into a Shared and Transition Services Agreement to continue to provide to each other global support services, such as Treasury, Tax, Real Estate, and Human Resources for a transition period of one to two years. GM expects that when the Shared and Transition Services Agreement expires, GM and GMAC will either renew such services agreement or that GM and GMAC will perform the related services internally or outsource to other providers.

Balance Sheet

A summary of the balance sheet effects of transactions with GMAC are as follows ($ in millions):

December 31,
2006

Assets:
Accounts and notes receivable(a)	$676
Other assets(b)	20
Liabilities:
Accounts payable(c)	1,716
Loans payable(d)	2,901
Accrued expenses(e)	29
Long-term debt(f)	445

(a)	Represents wholesale settlements due from GMAC, as well as amounts owing by GMAC with respect to the operating lease assets transferred to GM.

(b)	Represents mainly Preferred Membership Interest distributions due from GMAC.

(c)	Represents the approximately $1.0 billion capital contribution to GMAC to restore its adjusted tangible equity balance to the contractually required amount of $14.4 billion, due to the decrease in the adjusted tangible equity balance of GMAC as of November 30, 2006.

(d)	Represents wholesale financing, sales of receivable transactions, and the short term portion of term loans provided to certain dealerships wholly owned by GM or in which GM has an equity interest. In addition, includes borrowing arrangements with Adam Opel and arrangements related to GMAC’s funding of GM company-owned vehicles, rental car vehicles awaiting sale at auction, and funding of the sale of GM vehicles in which GM retains title while the vehicles are consigned to GMAC or dealers in the United Kingdom. The financing to GM remains outstanding until the title is transferred to the dealers. Also includes the short term portion of a note provided to a wholly owned subsidiary of GM holding debt related to the operating leases transferred to GM.

(e)	Represents mainly interest accrued on the transactions in (d) above.

(f)	Represents the long term portion of term loans and a note payable in respect of the operating leases transferred to GM mentioned in (d) above.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 28.  Transactions with GMAC — (concluded)

Statement of Operations

A summary of the income statement effects of transactions with GMAC for the month of December 2006 are as follows ($ in millions):

Net sales and revenues(a)	$(104)
Automotive interest income and other non-operating income(b)	20
Cost of sales and other expenses	1
Interest expense(c)	22
Servicing expense(d)	18
Derivatives(e)	6

(a)	Represents the reduction in net sales and revenues related to the amount of residual support accrued under the residual support and risk sharing programs, rate support under the interest rate support programs, operating lease and finance receivable capitalized cost reduction incentives paid to GMAC to reduce the capitalized cost in automotive lease contracts and retail automotive contracts, and costs under lease pull-ahead programs. GM sponsors lease pull-ahead programs, by which consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle, with the customer’s remaining payment obligation waived. For certain programs, GM compensates GMAC for the waived payments, adjusted for the remarketing results associated with the underlying vehicle.

(b)	Represents Preferred Membership Interest distributions and payments to GM for services and rent.

(c)	Represents interest on term loans, notes payable and wholesale settlements. The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made prior to the expiration of transit, GM pays interest to GMAC.

(d)	Represents servicing fee paid to GMAC related to the automotive leases distributed to GM prior to the closing of the GMAC sale transaction.

(e)	Represents the loss related to a derivative transaction entered into with GMAC as counterparty.

Note 29.	Other Expenses

Other expenses included the following:

	For the Year Ended
	December 31,
	2006	2005	2004
	(Dollars in millions)

Loss on controlling interest of GMAC (see Note 4)	$2,910	$—	$—
FHI impairment loss (see Note 7)	—	812	—
Delphi contingent exposure (see Note 20)	500	5,500	—
Goodwill impairment — GMAC (see Note 15)	828	712	—
Fiat settlement/writedown (see Note 7)	—	—	1,584

Total other expenses	$4,238	$7,024	$1,584

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 30:	Supplementary Quarterly Financial Information (Unaudited)

	Quarters
	1st(2)		2nd(2)		3rd(2)		4th(2)(3)
	Previously		Previously		Previously
	Reported(1)	Restated	Reported(1)	Restated	Reported(1)	Restated	Reported
	(Dollars in millions, except per share amounts)

2006
Total net sales and revenue	$51,397	$52,376	$53,378	$54,464	$48,465	$49,300	$51,209
Operating income (loss)	$(276)	$(47)	$(6,219)	$(6,184)	$(1,322)	$(1,305)	$(132)
Income (loss) from continuing operations	$445	$602	$(3,379)	$(3,383)	$(91)	$(147)	$950
Net income (loss)	$445	$602	$(3,379)	$(3,383)	$(91)	$(147)	$950
Basic earnings (loss) per share from continuing operations	$0.79	$1.06	$(5.97)	$(5.98)	$(0.16)	$(0.26)	$1.68
Diluted earnings (loss) per share from continuing operations	$0.78	$1.06	$(5.97)	$(5.98)	$(0.16)	$(0.26)	$1.68

	Quarters
	1st(4)		2nd(4)		3rd(4)		4th(4)(5)
	Previously		Previously		Previously
	Reported(1)	Restated	Reported(1)	Restated	Reported(1)	Restated	Reported	Restated
	(Dollars in millions, except per share amounts)

2005
Total net sales and revenue	$45,458	$46,286	$48,168	$48,990	$46,835	$47,727	$50,723	$51,652
Operating income (loss)	$(2,609)	$(2,523)	$(1,706)	$(1,522)	$(3,218)	$(3,095)	$(10,818)	$(10,666)
Income (loss) from continuing operations	$(1,253)	$(1,250)	$(987)	$(917)	$(1,664)	$(1,673)	$(6,554)	$(6,468)
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	(109)	(109)

Net income (loss)	$(1,253)	$(1,250)	$(987)	$(917)	$(1,664)	$(1,673)	$(6,663)	(6,577)

Basic earnings (loss) per share from continuing operations	$(2.22)	$(2.21)	$(1.75)	$(1.62)	$(2.94)	$(2.96)	$(11.59)	$(11.44)
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	(0.19)	(0.19)

Total	$(2.22)	$(2.21)	$(1.75)	$(1.62)	$(2.94)	$(2.96)	$(11.78)	$(11.63)

Diluted earnings (loss) per share from continuing operations	$(2.22)	$(2.21)	$(1.75)	$(1.62)	$(2.94)	$(2.96)	$(11.59)	$(11.44)
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	(0.19)	(0.19)

Total	$(2.22)	$(2.21)	$(1.75)	$(1.62)	$(2.94)	$(2.96)	(11.78)	$(11.63)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 30:  Supplementary Quarterly Financial Information (Unaudited) — (continued)

	Quarters
	March 31		June 30		September 30
	Previously		Previously		Previously
	Reported(1)	Restated	Reported(1)	Restated	Reported(1)	Restated
	(Dollars in millions except per share amounts)

2006
Net sales and revenue
Automotive sales	$42,542	$43,529	$44,311	$45,377	$39,101	$40,020
Financial services and insurance revenue	8,855	8,847	9,067	9,087	9,364	9,280

Total net sales and revenue	$51,397	$52,376	$53,378	$54,464	$48,465	$49,300
Costs and expenses
Automotive costs and expenses	39,514	40,073	46,851	47,737	36,720	37,467
Selling, general and administrative expenses	7,198	7,152	6,069	6,077	5,708	5,701
Interest expense	4,229	4,435	4,531	4,705	4,850	4,411
Provisions for financing and insurance operations for credit and insurance losses	732	763	938	921	1,066	1,083
Other expense	—	—	1,208	1,208	1,443	1,943

Total costs and expenses	51,673	52,423	59,597	60,648	49,787	50,605

Operating income (loss)	(276)	(47)	(6,219)	(6,184)	(1,322)	(1,305)
Automotive interest income and other non-operating income/(expense), net	848	798	1,017	991	423	308

Income/(loss) before income tax (benefit) expense, equity income (loss) and minority interest	572	751	(5,202)	(5,193)	(899)	(997)
Tax (benefit) expense	194	232	(1,655)	(1,651)	(867)	(899)
Equity income (loss) and minority interest	67	83	168	159	(59)	(49)

Net income (loss)	$445	$602	$(3,379)	$(3,383)	$(91)	$(147)

Income (loss) per share attributable to common stock, basic	$0.79	$1.06	$(5.97)	$(5.98)	$(0.16)	$(0.26)

Cash dividends per share	$0.25	$0.25	$0.25	$0.25	$0.25	$0.25

Weighted average common shares outstanding, basic (millions)	566	566	566	566	566	566
Income (loss) per share attributable to common stock, diluted	$0.78	$1.06	$(5.97)	$(5.98)	$(0.16)	$(0.26)

Weighted average common shares outstanding, diluted (millions)	569	569	566	566	566	566

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 30:  Supplementary Quarterly Financial Information (Unaudited) — (continued)

	Quarters
	March 31		June 30		September 30
	Previously		Previously		Previously
	Reported(1)	Restated	Reported(1)	Restated	Reported(1)	Restated
	(Dollars in millions)

2006
ASSETS
Current Assets
Cash and cash equivalents	$17,427	$17,427	$19,997	19,997	$17,802	$17,802
Marketable securities	1,396	1,396	115	115	107	107

Total cash and marketable securities	18,823	18,823	20,112	20,112	17,909	17,909
Accounts and notes receivable (less allowances)	9,440	6,966	10,302	7,572	9,022	6,855
Inventories (less allowances)	14,862	14,867	14,449	14,496	14,825	14,822
Net equipment on operating leases (less accumulated depreciation)	7,217	7,217	6,892	6,891	6,569	6,569
Deferred income taxes and other current assets	10,032	10,139	10,260	10,376	10,698	10,813

Total current assets	60,374	58,012	62,015	59,447	59,023	56,968
Financing and insurance operations
Cash and cash equivalents	17,441	17,441	2,848	2,848	3,089	3,089
Investments in securities	18,443	18,443	199	199	80	80
Finance receivables, net	180,161	180,173	4,284	4,284	117	117
Loans held for sale	18,171	18,171	—	—	—	—
Assets held for sale (less allowances)	—	—	274,294	274,267	282,955	282,847
Net equipment on operating leases (less accumulated depreciation)	32,570	32,570	16,533	16,533	13,325	13,325
Other assets	31,608	28,996	3,925	1,374	4,181	1,630

Total financing and insurance operations assets	298,394	295,794	302,083	299,505	303,747	301,088
Non-current assets
Equity in net assets of unconsolidated Affiliates	1,830	1,789	1,901	1,856	2,030	1,991
Property, net	38,457	38,551	38,535	38,639	38,893	38,959
Intangible assets, net	1,851	1,855	1,662	1,663	1,649	1,649
Deferred income taxes	21,034	22,387	23,083	24,382	23,496	24,860
Prepaid pension	37,592	37,478	37,594	37,480	37,805	37,691
Other assets	4,132	6,273	3,633	6,019	2,935	4,717

Total non-current assets	104,896	108,333	106,408	110,039	106,808	109,867

Total Assets	$463,664	$462,139	$470,506	$468,991	$469,578	$467,923

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 30:  Supplementary Quarterly Financial Information (Unaudited) — (continued)

	Quarters
	March 31		June 30		September 30
	Previously		Previously		Previously
	Reported(1)	Restated	Reported(1)	Restated	Reported(1)	Restated
	(Dollars in millions)

2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable (principally trade)	$26,614	$26,872	$27,674	$27,930	$27,113	$27,318

Loans payable	1,207	1,294	1,254	1,340	1,346	1,436
Accrued expenses	43,317	43,424	48,441	48,516	40,183	40,235

Total current liabilities	71,138	71,590	77,369	77,786	68,642	68,989
Finance and Insurance Operations
Liabilities
Accounts payable	3,596	3,596	23	23	32	32
Liabilities related to assets held for sale	—	—	267,551	267,925	272,725	272,869
Debt	244,779	245,260	12,849	12,849	10,073	10,073
Other liabilities and deferred income taxes	31,924	29,136	4,804	2,255	4,762	2,211

Total Financing and Insurance Operations Liabilities	280,299	277,992	285,227	283,052	287,592	285,185
Non-current liabilities
Long-term debt	31,021	32,612	31,275	32,946	31,414	33,118
Postretirement benefits other than pensions	31,431	31,431	30,668	30,668	34,211	34,211
Pensions	11,576	11,576	11,502	11,498	15,937	15,937
Other liabilities and deferred income taxes	21,699	20,084	21,744	20,014	19,426	17,714

Total non-current liabilities	95,727	95,703	95,189	95,126	100,988	100,980

Total Liabilities	447,164	445,285	457,785	455,964	457,222	455,154
Minority interest	1,075	1,075	1,081	1,084	1,212	1,210
Stockholders’ equity
$12/3 par value common stock (outstanding, 565,559,329; 565,607,779; and 565,611,157 shares)	943	943	943	943	943	943
Capital surplus (principally additional paid-in-capital)	15,296	15,296	15,306	15,306	15,316	15,316
Retained earnings (accumulated deficit)	2,652	3,408	(869)	(117)	(1,101)	(405)
Accumulated other comprehensive income (loss)	(3,466)	(3,868)	(3,740)	(4,189)	(4,014)	(4,295)

Total stockholders’ equity	15,425	15,779	11,640	11,943	11,144	11,559

Total liabilities and stockholders’ equity	$463,664	462,139	$470,506	$468,991	$469,578	$467,923

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 30:  Supplementary Quarterly Financial Information (Unaudited) — (continued)

	Quarters
	March 31		June 30		September 30
	Previously		Previously		Previously
	Reported(1)	Restated	Reported(1)	Restated	Reported(1)	Restated
	(In millions, except per share amounts)

2005
Net sales and revenue
Automotive sales	$36,988	$37,793	$39,877	$40,686	$38,016	$38,921
Financial services and insurance revenue	8,470	8,493	8,291	8,304	8,819	8,806

Total net sales and revenue	$45,458	$46,286	$48,168	$48,990	$46,835	$47,727
Costs and expenses
Automotive costs and expenses	37,146	37,781	37,908	38,848	38,130	38,919
Selling, general and administrative expenses	6,324	6,353	6,645	6,644	6,886	6,854
Interest expense	3,679	3,773	3,712	3,395	4,059	4,071
Provisions for financing and insurance operations for credit and insurance losses	918	902	797	813	978	978
Other expense	—	—	812	812	—	—

Total costs and expenses	48,067	48,809	49,874	50,512	50,053	50,822

Operating income (loss)	(2,609)	(2,523)	(1,706)	(1,522)	(3,218)	(3,095)
Automotive interest income and other non-operating income/(expense), net	315	227	301	231	347	210

Income (loss) before income tax (benefit) expense, equity income (loss) and minority interest	(2,294)	(2,296)	(1,405)	(1,291)	(2,871)	(2,885)
Tax (benefit) expense	(972)	(982)	(245)	(205)	(1,107)	(1,116)
Equity income (loss) and minority interest	69	64	173	169	100	96

Net income (loss)	$(1,253)	$(1,250)	$(987)	$(917)	$(1,664)	$(1,673)

Income (loss) per share attributable to common stock, basic and diluted	$(2.22)	$(2.21)	$(1.75)	$(1.62)	$(2.94)	$(2.96)

Cash dividends per share	$0.50	$0.50	$0.50	$0.50	$0.50	$0.50

Weighted average common shares outstanding, basic and diluted (millions)	565	565	565	565	566	566

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 30:  Supplementary Quarterly Financial Information (Unaudited) — (continued)

	Quarters
	March 31		June 30		September 30
	Previously		Previously		Previously
	Reported(1)	Restated	Reported(1)	Restated	Reported(1)	Restated
	(Dollars in millions)

2005

ASSETS
Current Assets
Cash and cash equivalents	$10,205	$10,205	$12,445	$12,445	$13,695	$13,695
Marketable securities	5,447	5,447	3,629	3,629	1,437	1,437

Total cash and marketable securities	15,652	15,652	16,074	16,074	15,132	15,132
Accounts and notes receivable (less allowances)	6,493	5,096	8,087	6,708	7,800	6,153
Inventories (less allowances)	12,736	12,753	12,818	12,827	13,755	13,764
Net equipment on operating leases (less accumulated depreciation)	6,329	6,329	6,723	6,723	7,302	7,302
Deferred income taxes and other current assets	10,975	10,971	10,516	10,513	9,778	9,775

Total current assets	52,185	50,801	54,218	52,845	53,767	52,126
Financing and insurance operations
Cash and cash equivalents	16,184	16,184	19,816	19,816	21,394	21,394
Investments in securities	20,809	20,809	19,384	19,384	16,575	16,575
Finance receivables, net	190,646	190,684	178,137	178,179	177,082	177,110
Loans held for sale	22,569	22,569	26,903	26,903	17,581	17,581
Assets held for sale (less allowances)	—	—	—	—	18,748	18,748
Net equipment on operating leases (less accumulated depreciation)	28,042	28,042	29,353	29,353	30,670	30,670
Other assets	34,849	32,200	33,228	30,625	27,975	25,390

Total financing and insurance operations assets	313,099	310,488	306,821	304,260	310,025	307,468
Non-current assets
Equity in net assets of unconsolidated affiliates	6,500	6,473	4,156	4,124	4,260	4,222
Property, net	36,265	36,363	38,480	38,578	37,860	37,958
Intangible assets, net	1,550	1,550	1,658	1,658	1,674	1,674
Deferred income taxes	18,093	19,413	19,253	20,569	20,731	22,041
Prepaid pension	38,576	38,576	38,255	38,255	37,949	37,949
Other assets	1,829	2,775	3,160	4,061	3,152	4,353

Total non-current assets	102,813	105,150	104,962	107,245	105,626	108,197

Total Assets	$468,097	$466,439	$466,001	$464,350	$469,418	$467,791

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 30:  Supplementary Quarterly Financial Information (Unaudited) — (continued)

	Quarters
	March 31		June 30		September 30
	Previously		Previously		Previously
	Reported(1)	Restated	Reported(1)	Restated	Reported(1)	Restated
	(Dollars in millions)

2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable (principally trade)	$24,168	$24,356	$25,361	$25,508	$26,784	$26,942
Loans payable	2,446	2,515	1,563	1,652	1,509	1,597
Accrued expenses	44,544	44,624	44,517	44,592	43,280	43,351

Total current liabilities	71,158	71,495	71,441	71,752	71,573	71,890
Finance and Insurance Operations Liabilities
Accounts payable	4,351	4,351	3,333	3,333	3,102	3,102
Liabilities related to assets held for sale	—	—	—	—	12,319	12,319
Debt	259,506	259,742	251,015	251,022	245,794	245,968
Other liabilities and deferred income taxes	28,814	26,120	32,473	29,902	29,298	26,646

Total Financing and Insurance Operations Liabilities	292,671	290,213	286,821	284,257	290,513	288,035
Non-current liabilities
Long-term debt	29,879	30,895	31,043	32,118	30,929	32,021
Postretirement benefits other than pensions	23,754	23,754	25,882	25,882	27,445	27,445
Pensions	9,204	9,215	9,619	9,630	9,877	9,888
Other liabilities and deferred income taxes	15,924	14,870	16,447	15,314	16,273	15,123

Total non-current liabilities	78,761	78,734	82,991	82,944	84,524	84,477

Total Liabilities	442,590	440,442	441,253	438,953	446,610	444,402
Minority interest	416	416	902	902	829	829
Stockholders’ equity
$1 2/3 par value common stock (outstanding, 565,470,511; 565,503,422; and 565,504,852 shares)	942	942	943	943	943	943
Capital surplus (principally additional paid-in-capital)	15,234	15,234	15,255	15,255	15,281	15,281
Retained earnings	12,526	12,978	11,252	11,774	9,295	9,808
Accumulated other comprehensive income (loss)	(3,611)	(3,573)	(3,604)	(3,477)	(3,540)	(3,472)

Total stockholders’ equity	25,091	25,581	23,846	24,495	21,979	22,560

Total liabilities and stockholders’ equity	$468,097	$466,439	$466,001	$464,350	$469,418	$467,791

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 30:  Supplementary Quarterly Financial Information (Unaudited) — (continued)

(1)	As reported in the Corporation’s Form 10-Q for the applicable periods then ended.

(2)	GM previously disclosed that it would restate its consolidated financial statements to correct its accounting for (1) certain derivative transactions under SFAS No. 133, (2) deferred income taxes under SFAS No. 109, and (3) other various adjustments. The restatement effects for the first three quarters of 2006 are summarized below. This restatement did not affect cash flows.

	2006 Quarters
	1st	2nd	3rd

Net income (loss), as previously reported	$445	$(3,379)	$(91)
Pre-tax adjustments:
Derivatives and hedge accounting(a)	274	(138)	61
Unemployment benefit payments(a)	(50)	—	—
Development costs(a)	57	—	—
Advertising expenses(a)	(35)	(5)	17
Gain on sale of equity method investment(b)	36	—	—
Employee-related costs(c)	(52)	80	(52)
Impairment of long-lived assets(a)	10	(1)	(42)
Other adjustments(d)	(46)	57	(49)

Total pre-tax adjustments	194	(7)	(65)
Tax effects — provision/(benefit)	37	(3)	(9)

Total of above adjustments, net of tax	157	(4)	(56)

Net income (loss), as restated	$602	$(3,383)	$(147)

(a)	Refer to Note 2 to the Consolidated Financial Statements for background related to these adjustments.

(b)	GM erroneously determined its gain on the sale of a portion of an equity method investment.

(c)	GM erroneously recorded employee-related costs related to the Special Attrition Program (See Note 19 to the Consolidated Financial Statements) and restructuring activities at GME (See Note 5 to the Consolidated Financial Statements). The adjustments were recorded to correct Automotive cost of sales in each quarterly period shown above.

(d)	Subsequent to the completion of our previously filed consolidated financial statements for each period being restated, we identified adjustments that should have been recorded in these earlier periods. Upon identification, we determined these adjustments to be immaterial, individually and in the aggregate, to our previously filed consolidated financial statements, and recorded these out-of-period adjustments in the periods in which they were identified. Due to the adjustments that required a restatement of our previously filed consolidated financial statements, we are also reversing these out-of-period adjustments and recording them in the proper periods.

In addition to the above adjustments, to comply with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs”, in 2006 GM reclassified shipping and handling costs incurred to transport product to its customers. The correction for this reclassification increased Automotive sales and Automotive cost of sales for the first, second and third quarters in the year ended December 31, 2006 in the amount of $1.0 billion, $1.1 billion, and $900 million, respectively. This correction did not affect net income (loss) or earnings (loss) per share.

(3)	Fourth quarter 2006 results include the following after-tax items:

•	A gain of $175 million related to the sale of the desert proving grounds in Mesa, Arizona.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Note 30:  Supplementary Quarterly Financial Information (Unaudited) — (continued)

•	A charge of $111 million for severance costs associated with a previously announced restructuring plan at GME.

•	A charge of $53 million associated with plant and product impairments and separation costs at GM Holden.

•	Gains of approximately $712 million associated with pension/OPEB curtailment related to GMAC salaried employees no longer receiving credited service under the GM benefit plans and sales of marketable securities held by GMAC’s insurance business.

•	A gain of $208 million related to the settlement of residual support and risk sharing obligations as part of the GMAC Transaction on existing leases at May 1, 2006 and on new lease originations subsequent to this date. See Note 4.

(4)	The restatement effects for the quarterly results of 2005 are summarized below. This restatement did not affect cash flows.

	2005 Quarters
	1st	2nd	3rd	4th

Net income (loss), as previously reported	$(1,253)	$(987)	$(1,664)	$(6,663)
Pre-tax adjustments:
Derivatives and hedge accounting(a)	(80)	(12)	(26)	207
Available-for-sale securities(a)	68	98	(8)	—
Unemployment benefit payments(a)	—	—	—	50
Utility accruals(b)	(5)	20	(5)	(25)
Other adjustments(c)	10	3	21	(172)

Total pre-tax adjustments	(7)	109	(18)	60
Tax effects — provision/(benefit)	(10)	39	(9)	2

Total of above adjustments, net of tax	3	70	(9)	58

Income tax adjustment(d)	—	—	—	28

Net after-tax adjustments	3	70	(9)	86

Net income (loss), as restated	$(1,250)	$(917)	$(1,673)	$(6,577)

(a)	Refer to Note 2 to the Consolidated Financial Statements for background related to these adjustments.

(b)	GM erroneously recorded its utility-related accruals in the improper periods. The adjustment was recorded to correct Automotive cost of sales in each quarterly period shown above.

(c)	Subsequent to the completion of our previously filed consolidated financial statements for each period being restated, we identified adjustments that should have been recorded in these earlier periods. Upon identification, we determined these adjustments to be immaterial, individually and in the aggregate, to our previously filed consolidated financial statements, and recorded these out of period adjustments in the periods in which they were identified. Due to the adjustments that required a restatement of our previously filed consolidated financial statements, we are also reversing these out-of-period adjustments and recording them in the proper periods.

In addition to the above adjustments, to comply with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs”, in 2006, GM reclassified shipping and handling costs incurred to transport product to its customers. The correction for this reclassification increased Automotive sales and Automotive cost of sales for the first, second, third, and fourth quarters in the year ended December 31, 2005 in the amount of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (concluded)

Note 30:  Supplementary Quarterly Financial Information (Unaudited) — (concluded)

$850 million, $846 million, $890 million and $1.0 billion, respectively. This correction did not affect net income (loss) or earnings (loss) per share.

(d)	GM erroneously recorded an adjustment to its income taxes payable as part of the 2005 provision to return reconciliation process.

(5)	Fourth quarter 2005 results include the following after-tax items:

•	A charge of $1.7 billion in connection with the North American manufacturing capacity actions announced in November 2005. This charge includes $1.2 billion associated with the hourly employees at the facilities GM is idling and $455 million for the non-cash write-down of property, plants and equipment.

•	A charge of $3.6 billion for GM’s contingent exposures relating to Delphi’s Chapter 11 filing, including under the benefit guarantees for certain former GM U.S. hourly employees who transferred to Delphi.

•	A gain of $71 million related to the sale of GM’s investment in the common stock of FHI, due to the appreciation of the fair value of such stock after June 30, 2005, the date of the FHI impairment charge. Also in the fourth quarter, GME recorded cancellation charges of $20 million related to FHI, resulting in a net adjustment of $51 million in the fourth quarter.

•	Restructuring charges totaling $114 million, as follows: An additional charge related to the GME restructuring plan noted above, of $69 million for approximately 800 additional separations, as well as charges related to previous separations that are required to be amortized over future periods; $38 million at GMAP; and $7 million at Other.

•	A charge of $109 million related to the adoption of FIN 47, “Accounting for Conditional Asset Retirement Obligations,” as of December 31, 2005, which was recorded as the cumulative effect of a change in accounting principle.

•	A benefit of $49 million related to the effect of changes in Polish tax law at a GM Powertrain joint venture; such amount is included in equity income.

•	The recognition of a valuation allowance of $617 million against deferred tax assets at GM do Brasil.

Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure

None
* * * * * *

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Corporation maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to GM’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

GM’s management, under the supervision and with the participation of its Chairman and Chief Executive Officer (CEO) and its Vice Chairman and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, GM’s CEO and CFO concluded that, as of that date, GM’s disclosure controls and procedures required by paragraph (b) of 13a-15 or 15d-15 were not effective at the reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting of the Corporation. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, the Corporation determined that there were control deficiencies that constituted material weaknesses, as described below.

1. The Corporation lacked the technical expertise and processes to ensure compliance with SFAS No. 109, Accounting for Income Taxes, and did not maintain adequate controls with respect to (a) timely tax account reconciliations and analyses, (b) coordination and communication between Corporate Accounting and Tax Staffs, and (c) timely review and analysis of corporate journals recorded in the consolidation process. This material weakness resulted in a restatement of prior financial statements, as described in Note 2 to the Consolidated Financial Statements, and, if not remediated, has the potential to cause a material misstatement in the future.

2. The Corporation in certain instances lacked the technical expertise and did not maintain adequate procedures to ensure that the accounting for derivative financial instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was appropriate. Procedures relating to hedging transactions in certain instances did not operate effectively to (a) properly evaluate hedge accounting treatment (b) meet the documentation requirements of SFAS No. 133, (c) adequately assess and measure hedge effectiveness on a quarterly basis, and (d) establish the appropriate communication and coordination between relevant GM departments involved in complex financial transactions. This material weakness resulted in a restatement of prior financial statements, as described in Note 2 to the Consolidated Financial Statements and, if not remediated, has the potential to cause a material misstatement in the future.

3. The Corporation did not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with the Corporation’s complex financial accounting and reporting requirements and low materiality thresholds. This was evidenced by a significant number of out-of-period adjustment noted during the year-end closing process. This material weakness contributed to the restatement of prior financial statements, as described in Note 2 to the Consolidated Financial Statements and, if not remediated, has the potential to cause a material misstatement in the future.

4. Due to the previously reported material weaknesses, as evidenced by the significant number and magnitude of out-of-period adjustments identified during the year-end closing process and the resulting restatements related to deferred taxes and hedging activities, management has concluded that the controls over the period-end financial reporting process were not operating effectively. Specifically, controls were not effective to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed, and monitored on a timely basis. A material weakness in the period-end financial reporting process could result in the Corporation not being able to meet its regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future.

Management performed an assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment was to determine whether the Corporation’s internal control over financial reporting was effective as of December 31, 2006.

Based on our assessment, and because of the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2006, GM sold a 51% interest in our wholly-owned subsidiary General Motors Acceptance Corporation (GMAC), which is described in more detail in Note 4 of the Notes to the Consolidated Financial Statements. Accordingly, GMAC’s controls were not part of management’s assessment of internal control over financial reporting as of December 31, 2006; however, the Corporation has designed and implemented controls to ensure the appropriate recognition of equity method earnings and losses for GMAC and the effective monitoring of its investment account balance.

Certain of the personnel changes described below in “Remediation of Material Weaknesses” occurred during the fourth quarter of 2006. Other than as described above, there have not been any other changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

/s/ G. RICHARD WAGONER, JR. G. Richard Wagoner, Jr. Chairman and Chief Executive Officer	/s/ FREDERICK A. HENDERSON Frederick A. Henderson Vice Chairman and Chief Financial Officer
March 14, 2007	March 14, 2007

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

Remediation of Material Weaknesses

The Corporation is in the process of developing and implementing remediation plans to address our material weaknesses. Management has taken the following actions to improve the internal controls over financial reporting:

•	A new Controller and Corporate Chief Accounting Officer was appointed, effective December 1, 2006.

•	A new Chief Accounting Officer (CAO) for GMNA was appointed along with the appointment of six new accounting managers to support GMNA, Global Purchasing Supply Chain, Information Systems and Services, Vehicle Sales, Service and Marketing, Manufacturing related activities, and Powertrain. Also, a new CAO was appointed for Treasury Operations.

•	A new Director of Accounting Policy, Research, and SEC Reporting was appointed to manage all SEC related activities including accounting guidance and periodic reporting.

•	Management has initiated the Accounting Career Development Program, which is intended to facilitate improvements in the recruitment, training, and development of technical accounting personnel.

In addition, the following describes specific remedial actions to be taken for each of the material weaknesses described above:

1. Reorganize and restructure the Tax Department by (a) moving the Tax Accounting function from Corporate Accounting to the Tax Department to ensure better coordination on complex tax issues, (b) implementing new policies and procedures to ensure that tax account reconciliations and analyses are properly prepared and monitored on a timely basis, (c) establishing appropriate communication and collaboration protocols between the Tax Department and Corporate Accounting group, and (d) hiring the necessary technical tax accounting personnel to support GM’s complex tax environment.

2. Implement additional policies, procedures, and documentation retention requirements for hedge accounting to ensure compliance with SFAS No. 133. Contract with outside SFAS No. 133 experts in the interim until the necessary technical accounting personnel can be hired to support GM’s complex hedge accounting activities.

3. Reorganize and restructure Corporate Accounting by (a) revising the reporting structure and establishing clear roles, responsibilities, and accountability, (b) hiring additional technical accounting personnel to address GM’s complex accounting and financial reporting requirements, and (c) assessing the technical accounting capabilities in the operating units to ensure the right complement of knowledge, skills, and training.

4. Improve period-end closing procedures by (a) requiring all significant non-routine transactions to be reviewed by Corporate Accounting, (b) ensuring that account reconciliations and analyses for significant financial statement accounts are reviewed for completeness and accuracy by qualified accounting personnel, (c) implementing a process that ensures the timely review and approval of complex accounting estimates by qualified accounting personnel and subject matter experts, where appropriate, and (d) developing better monitoring controls at Corporate Accounting and the operating units.

In light of this, management has augmented the resources in Corporate Accounting by utilizing external resources in technical accounting areas and implemented additional closing procedures for the year ended December 31, 2006. As a result, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the year ended December 31, 2006 fairly present in all material respects the financial condition and results of operations for the Corporation in conformity with accounting principles generally accepted in the United States of America.

As discussed in GM’s Annual Report on Form 10-K for the year ended December 31, 2005, GM management also identified a significant deficiency in internal controls related to accounting for complex contracts. This deficiency was noted as a result of certain contracts being accounted for incorrectly and without appropriate consideration of the economic substance of the contracts. As part of its remediation efforts, GM management issued procedural guidance regarding the evaluation of and accounting for complex contracts. Further, GM management has implemented a delegation of authority for approval of the accounting for complex contracts that requires formal review and approval by experienced accounting personnel. GM management will continue to monitor the effectiveness of the remedial actions.

* * * * * *

Item 9B.	Other Information

None

* * * * * *

PART III

Item 10.	Directors and Executive Officers of the Registrant — Code of Ethics

General Motors Corporation has adopted a code of ethics that applies to the Corporation’s directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, Controller and Chief Accounting Officer, and any other persons performing similar functions. The text of GM’s code of ethics, “Winning With Integrity,” has been posted on the Corporation’s website at http://investor.gm.com at “Investor Information — Corporate Governance.” GM will provide a copy of the code of ethics without charge upon request to Corporate Secretary, General Motors Corporation, Mail Code 482-C38-B71, 300 Renaissance Center, P. O. Box 300, Detroit, MI 48265-3000.

* * * * * *

Items 10, 11, 12, 13, and 14

Information required by Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K is incorporated by reference from General Motors Corporation’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the 2006 fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except that the information required by Item 10 with respect to GM’s code of ethics in Item 10 above and disclosure of GM’s executive officers, which is included in Item 4A of Part I of this report.

* * * * * *

PART IV

ITEM 15.	Exhibits and Financial Statement Schedule

(a) 1.	All Financial Statements and Supplemental Information

2.	Financial Statement Schedule II — Valuation and Qualifying Accounts

3.	Consolidated Financial Statements of GMAC LLC and subsidiaries as of December 31, 2006 and 2005 and for each of the three years ended in the year ended December 31, 2006.

    4. Exhibits

(b) Exhibits

Exhibits listed below, which have been filed with the SEC pursuant to the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the same effect as filed herewith.

(3)(i)	Restated Certificate of Incorporation dated March 1, 2004 incorporated herein by reference to Exhibit 3(i) to General Motors Corporation’s Annual Report on Form 10-K filed March 11, 2004.
(3)(ii)	Bylaws of General Motors Corporation, as amended, dated October 3, 2006 incorporated herein by reference to Exhibit 3.1 to General Motors Corporation’s Current Report on Form 8-K filed March 9, 2007.
(4)(a)	Indenture, dated as of November 15, 1990, between General Motors Corporation and Citibank, N.A., Trustee, incorporated herein by reference to Exhibit Amendment No. 1(a) to Form S-3 Registration Statement No. 33-41577 filed July 3, 1991.
(4)(b)(i)	Indenture, dated as of December 7, 1995, between General Motors Corporation and Citibank, N.A., Trustee, incorporated herein by reference to Exhibit 4(a) to Amendment No. 1 to Form S-3 Registration Statement No. 33-64229 filed November 14, 1995.
(4)(b)(ii)	First Supplemental Indenture, dated as of March 4, 2002, between General Motors Corporation and Citibank, N.A., incorporated herein by reference to Exhibit 2 to the Current Report on Form 8-K of General Motors Corporation filed March 6, 2002.
4(b)(iii)	Second Supplemental Indenture, dated as of November 5, 2004, between General Motors Corporation and Citibank, N.A., incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of General Motors Corporation filed November 10, 2004.
4(b)(iv)	Third Supplemental Indenture, dated as of November 5, 2004, between General Motors Corporation and Citibank, N.A. incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of General Motors Corporation filed November 10, 2004.
4(b)(v)	Fourth Supplemental Indenture, dated as of November 5, 2004, between General Motors Corporation and Citibank, N.A., incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K of General Motors Corporation filed November 10, 2004.
4(c)	Amended and Restated Credit Agreement, dated July 20, 2006, among General Motors Corporation, General Motors Canada Limited, Saturn Corporation, and a syndicate of lenders, incorporated herein by reference to Exhibit 4 to General Motors Corporation’s Quarterly Report on Form 10-Q filed August 8, 2006.
(10)	Agreement, dated as of October 22, 2001, between General Motors Corporation and General Motors Acceptance Corporation, incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of General Motors Corporation filed March 28, 2006.
(10)(a)	Agreement, dated as of November 30, 2006, between General Motors Corporation and GMAC LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Corporation filed November 30, 2006.
(10)(b)†	General Motors 2002 Annual Incentive Plan, as amended.
(10)(c)†	General Motors 2002 Stock Incentive Plan, as amended.

(10)(d)†	General Motors 2002 Long-term Incentive Plan, as amended.
10(e)*	Compensation Plan for Nonemployee Directors, incorporated herein by reference to Exhibit A to the Proxy Statement of General Motors Corporation filed April 16, 1997.
(10)(h)*	General Motors Company Vehicle Operations — Senior Management Vehicle Program (SMVP) Supplement, revised December 15, 2005, incorporated herein by reference to Exhibit 10(g) to the Annual Report on Form 10-K of General Motors Corporation filed March 28, 2006.
(10)(i)*	Compensation Statement for G.R. Wagoner, Jr. commencing January 1, 2003, incorporated herein by reference to Exhibit 10(h) to the Annual Report on Form 10-K of General Motors Corporation filed March 28, 2006.
(10)(j)*†	Compensation Statement for Frederick A. Henderson commencing January 1, 2006.
(10)(k)*	Compensation Statement for Robert A. Lutz commencing January 1, 2003, incorporated herein by reference to Exhibit 10(j) to the Annual Report on Form 10-K of General Motors Corporation filed March 28, 2006.
(10)(l)*	Compensation Statement for G.L. Cowger commencing February 1, 2004, incorporated herein by reference to Exhibit 10(k) to the Annual Report on Form 10-K of General Motors Corporation filed March 28, 2006.
(10)(m)*	Compensation Statement for Thomas A. Gottschalk commencing January 1, 2005 and description of retirement program, incorporated herein by reference to Exhibit 10(l) to the Annual Report on Form 10-K of General Motors Corporation filed March 28, 2006.
(10)(n)†	General Motors Executive Retirement Plan, effective for retirements on and after January 1, 2007, as amended through January 1, 2007.
(10)(o)*	Description of Executive and Board Compensation Reductions, incorporated herein by reference to Exhibit 10(o) to the Annual Report on Form 10-K of General Motors Corporation filed March 28, 2006.
(10)(p)*	Deferred Compensation Plan for Executive Employees, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Corporation filed December 8, 2006.
(10)(q)	Memorandum of Understanding dated October 29, 2005 between the International Union, UAW and General Motors Corporation, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Corporation filed May 10, 2006.
(10)(r)	UAW-GM-Delphi Special Attrition Program dated March 22, 2006 among the International Union, UAW, General Motors Corporation and Delphi Corporation, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of General Motors Corporation filed May 10, 2006.
(12)†	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2006, 2005, and 2004.
(21)†	Subsidiaries of the Registrant as of December 31, 2006.
(23)†	Consent of Independent Registered Public Accounting Firm.
(31.1)†	Section 302 Certification of the Chief Executive Officer.
(31.2)†	Section 302 Certification of the Chief Financial Officer.
(32.1)†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

†	Filed herewith.

* * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions		Additions
	Balance at	Charged to		Charged to				Balance at
	Beginning	Costs and		Other				End of
Description	of Year	Expenses		Accounts		Deductions		Year
	(Dollars in millions)

For the Year Ended December 31, 2006
Allowances Deducted from Assets
Allowance for credit losses	$3,085	$1,799		$—		$4,884	(d)	$—
Accounts and notes receivable (for doubtful receivables)	353	56		—		12		397
Inventories (principally for obsolescence of service parts)	411	121	(c)	—		—		532
Other investments and miscellaneous assets (receivables and other)	17	—		—		—		17
Miscellaneous allowances (mortgage and other)	84	62				146	(d)	—
For the Year Ended December 31, 2005, as restated
Allowances Deducted from Assets
Allowance for credit losses	$3,402	$1,074		$—		$1,391	(b)	$3,085
Accounts and notes receivable (for doubtful receivables)	318	73		—		38	(b)	353
Inventories (principally for obsolescence of service parts)	340	71	(c)	—		—		411
Other investments and miscellaneous assets (receivables and other)	10	—		7		—		17
Miscellaneous allowances (mortgage and other)	161	25		21		123		84
For the Year Ended December 31, 2004, as restated
Allowances Deducted from Assets
Allowance for credit losses	$3,022	$1,947		$—		$1,567	(b)	$3,402
Accounts and notes receivable (for doubtful receivables)	217	122		5	(a)	26	(b)	318
Inventories (principally for obsolescence of service parts)	393	—		—		53	(c)	340
Other investments and miscellaneous assets (receivables and other)	84	—		—		74		10
Miscellaneous allowances (mortgage and other)	193	28		163		223		161

Notes:

(a)	Primarily reflects the recovery of accounts previously written off.

(b)	Accounts written off.

(c)	Represents net change of inventory allowances.

(d)	Primarily reflects allowances removed as a result of sale of 51% controlling interest in GMAC. At the time of the sale GMAC had an allowance for credit loss balance and miscellaneous allowance balance of $3.5 billion and $123 million respectively.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member Interest Holder of GMAC LLC:

We have audited the accompanying Consolidated Balance Sheet of GMAC LLC and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related Consolidated Statements of Income, Changes in Equity, and Cash Flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 24 to the consolidated financial statements, the accompanying Consolidated Balance Sheet as of December 31, 2005, and Consolidated Statements of Income, Changes in Equity, and Cash Flows for the years ended December 31, 2005 and 2004 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report (not presented herein) dated March 12, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/  Deloitte & Touche LLP
Deloitte & Touche LLP

Detroit, Michigan
March 12, 2007

Consolidated Statement of Income
GMAC LLC • Form 10-K

		2005	2004
		(As restated	(As restated
Year ended December 31, ($ in millions)	2006	see Note 1)	see Note 1)

Revenue
Consumer	$10,472	$9,943	$10,316
Commercial	3,112	2,685	2,177
Loans held for sale	1,777	1,652	1,269
Operating leases	7,742	7,032	6,563

Total financing revenue	23,103	21,312	20,325
Interest expense	15,560	13,106	9,659

Net financing revenue before provision for credit losses	7,543	8,206	10,666
Provision for credit losses	2,000	1,074	1,953

Net financing revenue	5,543	7,132	8,713
Servicing fees	1,893	1,730	1,547
Amortization and impairment of servicing rights	(23)	(869)	(1,112)
Servicing asset valuation and hedge activities, net	(1,100)	61	243

Net loan servicing income	770	922	678
Insurance premiums and service revenue earned	4,183	3,762	3,528
Gain on sale of mortgage and automotive loans	1,470	1,656	1,347
Investment income	2,143	1,216	845
Gains on sale of equity method investment	411	—	—
Other income	3,643	4,399	3,470

Total net financing revenue and other income	18,163	19,087	18,581
Expense
Depreciation expense on operating lease assets	5,341	5,244	4,828
Compensation and benefits expense	2,558	3,163	2,916
Insurance losses and loss adjustment expenses	2,420	2,355	2,371
Other operating expenses	4,776	4,134	4,210
Impairment of goodwill and other intangible assets	840	712	—

Total noninterest expense	15,935	15,608	14,325
Income before income tax expense	2,228	3,479	4,256
Income tax expense	103	1,197	1,362

Net income	$2,125	$2,282	$2,894

Preferred interest accretion to redemption value and dividends	(295)	—	—
Net income available to members	$1,830	$—	$—

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet
GMAC LLC • Form 10-K

		2005
		(As restated
December 31, ($ in millions)	2006	see Note 1)

Assets
Cash and cash equivalents	$15,459	$15,424
Investment securities	16,791	18,207
Loans held for sale	27,718	21,865
Assets held for sale	—	19,030
Finance receivables and loans, net of unearned income
Consumer	130,542	140,436
Commercial	43,904	44,574
Allowance for credit losses	(3,576)	(3,085)

Total finance receivables and loans, net	170,870	181,925
Investment in operating leases, net	24,184	31,211
Notes receivable from GM	1,975	4,565
Mortgage servicing rights	4,930	4,015
Premiums and other insurance receivables	2,016	1,873
Other assets	23,496	22,442

Total assets	$287,439	$320,557

Liabilities
Debt
Unsecured	$113,500	$133,560
Secured	123,485	121,138

Total debt	236,985	254,698
Interest payable	2,592	3,057
Liabilities related to assets held for sale	—	10,941
Unearned insurance premiums and service revenue	5,002	5,054
Reserves for insurance losses and loss adjustment expenses	2,630	2,534
Accrued expenses and other liabilities	22,659	18,224
Deferred income taxes	1,007	4,364

Total liabilities	270,875	298,872
Preferred interests	2,195	—
Equity
Common stock and paid-in capital	—	5,760
Members’ interest	6,711	—
Retained earnings	7,173	15,095
Accumulated other comprehensive income	485	830

Total equity	14,369	21,685

Total liabilities, preferred interests and equity	$287,439	$320,557

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Equity
GMAC LLC • Form 10-K

	Common				Accumulated
	Stock				other
	and paid-	Members’	Retained	Comprehensive	comprehensive	Total
($ in millions)	in capital	interest	earnings	income	income (loss)	equity

Balance at December 31, 2003 (As restated see Note 1)	$5,641	$—	$14,114		$518	$20,273
Increase in paid-in capital	119	—	—		—	119
Net income	—	—	2,894	$2,894	—	2,894
Dividends paid	—	—	(1,500)	—	—	(1,500)
Other comprehensive income	—	—	—	650	650	650

Comprehensive income				$3,544

Balance at December 31, 2004 (As restated see Note 1)	$5,760	$—	$15,508		$1,168	$22,436

Net income	—	—	2,282	2,282	—	2,282
Dividends paid	—	—	(2,500)	—	—	(2,500)
Repurchase transaction (a)	—	—	(195)	—	—	(195)
Other comprehensive loss	—	—	—	(338)	(338)	(338)

Comprehensive income				$1,944

Balance at December 31, 2005 (As restated see Note 1)	$5,760	$—	$15,095		$830	$21,685

Conversion of common stock to members’ interest on July 20, 2006	(5,760)	5,760	—		—	—
Net income	—	—	2,125	2,125	—	2,125
Preferred interest accretion to redemption value and dividends	—	—	(295)	—	—	(295)
Cumulative effect of a change in accounting principle, net of tax:
Transfer of unrealized loss for certain available for sale securities to trading securities	—	—	(17)	—	17	—
Recognize mortgage servicing rights at fair value	—	—	4	4	—	4
Dividends	—	—	(9,739)	—	—	(9,739)
Capital contributions	—	951	—	—	—	951
Other comprehensive loss	—	—	—	(362)	(362)	(362)

Comprehensive income				$1,767

Balance at December 31, 2006	$—	$6,711	$7,173		$485	$14,369

(a)	In October 2005 we repurchased operating lease assets and related deferred tax liabilities from GM. Refer to Note 18 to our Consolidated Financial Statements for further detail.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
GMAC LLC • Form 10-K

		2005	2004
		(As restated	(As restated
Year ended December 31, ($ in millions)	2006	see Note 1)	see Note 1)

Operating activities
Net income	$2,125	$2,282	$2,894
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,459	5,964	5,433
Goodwill impairment	840	712	—
Amortization and valuation adjustments of mortgage servicing rights	843	782	1,384
Provision for credit losses	2,000	1,074	1,953
Net gains on sales of finance receivables and loans	(1,470)	(1,741)	(1,332)
Net gains on investment securities	(1,005)	(104)	(52)
Capitalized interest income	—	(23)	(30)
Net change in:
Trading securities	370	(1,155)	614
Loans held for sale (a)	(19,346)	(29,119)	(2,312)
Deferred income taxes	(1,346)	351	(118)
Interest payable	(470)	(290)	311
Other assets	(2,340)	(2,446)	2,426
Other liabilities	(1,067)	45	(2,875)
Other, net	(287)	568	1,167

Net cash (used in) provided by operating activities	(14,694)	(23,100)	9,463

Investing activities
Purchases of available for sale securities	(28,184)	(19,165)	(12,783)
Proceeds from sales of available for sale securities	6,628	5,721	3,276
Proceeds from maturities of available for sale securities	23,147	8,887	7,250
Net increase in finance receivables and loans	(94,869)	(96,028)	(125,183)
Proceeds from sales of finance receivables and loans	117,830	125,836	108,147
Purchases of operating lease assets	(18,190)	(15,496)	(14,055)
Disposals of operating lease assets	7,303	5,164	7,668
Change in notes receivable from GM	1,660	1,053	(1,635)
Purchases of mortgage servicing rights, net	(61)	(267)	(326)
Acquisitions of subsidiaries, net of cash acquired	(340)	(2)	9
Proceeds from sale of business units, net	8,537	—	—
Settlement of residual support and risk sharing obligations with GM	1,357	—	—
Other, net	(21)	(1,549)	260

Net cash provided by (used in) investing activities	24,797	14,154	(27,372)

Financing activities
Net change in short-term debt	2,665	(9,970)	4,123
Proceeds from issuance of long-term debt	88,180	77,890	72,753
Repayments of long-term debt	(100,840)	(69,520)	(57,743)
Other financing activities	2,259	6,168	4,723
Dividends paid	(4,755)	(2,500)	(1,500)
Proceeds from issuance of preferred interests	1,900	—	—

Net cash (used in) provided by financing activities	(10,591)	2,068	22,356

Effect of exchange rate changes on cash and cash equivalents	152	(45)	295

Net (decrease) increase in cash and cash equivalents	(336)	(6,923)	4,742
Cash and cash equivalents at beginning of year (d)	15,795	22,718	17,976

Cash and cash equivalents at end of year (b)	$15,459	$15,795	$22,718

Supplemental disclosures
Cash paid for:
Interest	$15,889	$13,025	$8,887
Income taxes	1,087	1,339	2,003
Non-cash items:
Finance receivables and loans held for sale (c)	—	—	6,849
(Decrease) increase in equity (d)	—	(195)	119
Loans held for sale transferred to finance receivables and loans	14,549	20,084	4,332
Finance receivables and loans transferred to loans held for sale	3,889	3,904	3,506
Finance receivables and loans transferred to other assets	1,771	1,017	388
Transfer of investment securities classified as trading to investment securities classified as available for sale	—	257	561
Various assets and liabilities acquired through consolidation of variable interest entities	—	325	—
Available for sale securities transferred to trading securities	927	—	—
Capital contributions from GM relating to GMAC sale (e)	951	—	—
Non cash dividends paid to GM relating to GMAC sale (e)	4,984	—	—
Proceeds from sales and repayments of mortgage loans held for investment originally designated as held for sale	7,562	2,063	1,550

(a)	Includes origination of mortgage servicing rights of $1,732, $1,272 and $1,228 for 2006, 2005 and 2004, respectively.
(b)	2005 includes $371 of cash and cash equivalents classified as assets held for sale. Refer to Note 1 to our Consolidated Financial Statements.
(c)	Represents the consolidation of certain assets related to an accounting change under SFAS 140 in 2004.
(d)	For 2005 represents the repurchase of operating lease assets and related deferred tax liabilities from GM. For 2004 represents the consolidation of Banco GM under FIN 46R beginning January 1, 2004; in the fourth quarter, we purchased Banco GM.
(e)	As further described in Note 18 to our Consolidated Financial Statements.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

  1 Description of Business and Significant Accounting Policies

GMAC LLC (referred to herein as GMAC, we, our or us) was founded in 1919 as a wholly owned subsidiary of General Motors Corporation (General Motors or GM). On November 30, 2006, GM sold a 51% interest in us for approximately $7.4 billion (the Sale Transactions) to FIM Holdings LLC (FIM Holdings). FIM Holdings is an investment consortium led by Cerberus FIM Investors, LLC, the sole managing member, Citigroup Inc., Aozora Bank Ltd., and a subsidiary of The PNC Financial Services Group, Inc.

Prior to consummation of the Sale Transactions, (i) GMAC distributed to GM certain assets with respect to automotive leases owned by GMAC and its affiliates, such assets having a net book value of approximately $4.0 billion and related deferred tax liabilities of $1.8 billion, (ii) GM assumed or retained certain of GMAC’s post-employment welfare benefits, (iii) GMAC transferred to GM certain entities that hold a fee interest in certain real properties, (iv) GMAC made distributions to GM for a portion of GMAC’s net income from September 30, 2005, to the date of consummation of the Sale Transactions, (v) GM and its subsidiaries repaid certain indebtedness owing to GMAC such that the specified unsecured obligations owing to GMAC and its subsidiaries from GM and its U.S. subsidiaries are no greater than $1.5 billion and (vi) GMAC made a one-time distribution to GM of approximately $2.7 billion of cash primarily to reflect the increase in GMAC’s equity resulting from the elimination of a portion of its net deferred tax liabilities arising from the conversion of GMAC and certain of its subsidiaries to limited liability form.

Restatement of Previously Issued Consolidated Financial Statements
As discussed in Note 24 to the Consolidated Financial Statements, we are restating our historical Consolidated Balance Sheet as of December 31, 2005 and Consolidated Statements of Income, Changes in Equity and Cash Flows for the two years then ended. This restatement relates to the accounting treatment for certain hedging transactions under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (SFAS 133). We are also correcting certain other out-of-period errors, which were deemed immaterial, individually and in the aggregate, in the years in which they were originally recorded and identified. These items relate to transactions involving certain transfers of financial assets, valuations of certain financial instruments, amortization of unearned income on certain products, income taxes and other inconsequential items. Because of this derivative restatement, we are correcting these amounts to record them in the proper period.

The following table sets forth a reconciliation of previously reported and restated net income for the annual periods shown. The restatement increased January 1, 2004 retained earnings to $14,114 million from $14,078 million. The increase of $36 million was comprised of a $55 million increase related to the elimination of hedge accounting related to certain debt instruments and a decrease of $16 related to other immaterial items.

	Net income for the year ended December 31,
($ in millions)	2005	2004

Previously reported net income	$2,394	$2,913
Elimination of hedge accounting related to certain debt instruments	(256)	(143)
Other, net	136	52

Total pre-tax adjustments	(120)	(91)
Related income tax effects	8	72

Restated net income	$2,282	$2,894

% change	(4.7)	(0.7)

Consolidation and Basis of Presentation
The consolidated financial statements include our accounts and accounts of our majority-owned subsidiaries after eliminating all significant intercompany balances and transactions, and includes all variable interest entities in which we are the primary beneficiary. Refer to Note 21 to our Consolidated Financial Statements for further details on our variable interest entities. Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (GAAP). Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

We operate our international subsidiaries in a similar manner as in the United States of America (U.S. or United States), subject to local laws or other circumstances that may cause us to modify our procedures accordingly. The financial statements of subsidiaries which operate outside of the U.S. generally are measured using the local currency as the functional currency. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

exchange rates. Income and expense items are translated at average exchange rates prevailing during the reporting period. The resulting translation adjustments are recorded as accumulated other comprehensive income, a component of equity.

Use of Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. In developing the estimates and assumptions, management uses all available evidence. However, because of uncertainties associated with estimating the amounts, timing, and likelihood of possible outcomes, actual results could differ from estimates.

Cash Equivalents
Cash equivalents are generally defined as short-term, highly liquid investments with original maturities of 90 days or less and include investments. The balance of cash equivalents was $13.4 billion and $13.8 billion at December 31, 2006 and 2005, respectively. The book value of cash equivalents approximates fair value because of the short maturities of these instruments. Certain securities with original maturities less than 90 days that are held as a portion of longer term investment portfolios, primarily relating to GMAC Insurance Holdings, Inc., are classified as investment securities.

Investment Securities
Our portfolio of investment securities includes bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts and other investments. Investment securities are classified based on management’s intent. Our trading securities primarily consist of retained and purchased interests in certain securitizations. The retained interests are carried at fair value with changes in fair value recorded in current period earnings. Debt securities which management has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost as of the trade date. Premiums and discounts on debt securities are amortized as an adjustment to yield over the contractual term of the security. All other investment securities are classified as available for sale and carried at fair value as of the trade date, with unrealized gains and losses (excluding other than temporary impairments) included in accumulated other comprehensive income, a component of equity, on an after-tax basis. Investments classified as available for sale or held to maturity are considered to be impaired when a decline in fair value is judged to be other than temporary. We employ a systematic methodology that considers available evidence in evaluating potential impairment of our investments. In the event that the cost of an investment exceeds its fair value, we evaluate, among other factors, the magnitude and duration of the decline in fair value. For equity and debt securities, we also evaluate the financial health of and business outlook for the issuer, the performance of the underlying assets for interests in securitized assets and our intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, a new cost basis in the investment is established. Realized gains and losses on investment securities are reported in investment income and are determined using the specific identification method.

In the normal course of business, we enter into securities lending agreements with various other counterparties. Under these agreements, we lend the rights to designated securities we own in exchange for collateral in the form of cash or governmental securities, approximating 102% (domestic) or 105% (foreign) of the value of the securities loaned. These agreements are primarily overnight in nature and settle the next business day. At December 31, 2006, we had loaned securities of $439 million and had received corresponding cash collateral of $445 million for such loans. We had no such securities on loan at December 31, 2005.

Loans Held for Sale
Loans held for sale may include automotive, commercial finance and residential receivables and loans and are carried at the lower of aggregate cost or estimated fair value, or, if such loans are part of hedge accounting relationships pursuant to SFAS 133, they are reported at fair value. Fair value is based on contractually established commitments from investors or is based on current investor yield requirements. Revenue recognition on consumer automotive finance receivables is suspended when finance receivables and loans are placed on nonaccrual status. Retail automotive receivables held for sale are placed on nonaccrual status when contractually delinquent for 120 days.

Assets Held for Sale
On August 3, 2005, we announced that we had entered into a definitive agreement to sell a majority equity interest in Capmark. As a result of this previous definitive agreement, the assets and liabilities of Capmark were classified as held for sale separately in our Consolidated Balance Sheet at December 31, 2005. On March 23, 2006, we completed the sale of approximately 79% of our equity in Capmark.

Finance Receivables and Loans
Finance receivables and loans are reported at the principal amount outstanding, net of unearned income. Unearned income, which includes deferred origination fees reduced by origination costs and unearned rate support received from GM, is amortized over the contractual life of the related finance receivable or loan using the interest method. Loan commitment fees are generally deferred and amortized into commercial revenue over the commitment period.

Acquired Loans
We acquire certain loans individually and in groups or portfolios, which have experienced deterioration of credit quality between origination and our acquisition. The amount paid for these loans reflects our determination that it is probable that we will be unable to collect all amounts due according to the loan’s contractual terms. These acquired loans are accounted for under American Institute of

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). We recognize the accretable yield to the excess of our estimate of undiscounted expected principal, interest and other cash flows (expected at acquisition to be collected) over our initial investment in the acquired asset.

Over the life of the loan or pool, we update the estimated cash flows we expect to collect. At each balance sheet date, we evaluate whether the expected cash flows of these loans has changed. We adjust the amount of accretable yield for any loans or pools where there is an increase in expected cash flows. We record a valuation allowance for any loans or pools for which there is a decrease in expected cash flows. In accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114), we measure such impairments based upon the present value of the expected future cash flows discounted using the loan’s effective interest rate or, as a practical expedient when reliable information is available, through the fair value of the collateral less expected costs to sell. The present value of any subsequent increase in the loan’s or pool’s actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan or pool.

Nonaccrual Loans
Consumer and commercial revenue recognition is suspended when finance receivables and loans are placed on nonaccrual status. Prime retail automotive receivables are placed on nonaccrual status when delinquent for 120 days. Nonprime retail automotive receivables are placed on nonaccrual status when delinquent for 60 days. Residential mortgages and commercial real estate loans are placed on nonaccrual status when delinquent for 60 days. Warehouse, construction, and other lending receivables are placed on nonaccrual status when delinquent for 90 days. Revenue accrued but not collected at the date finance receivables and loans are placed on nonaccrual status is reversed and subsequently recognized only to the extent it is received in cash. Finance receivables and loans are restored to accrual status only when contractually current and the collection of future payments is reasonably assured.

Impaired Loans
Commercial loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement and the recorded investment in the loan exceeds the fair value of the underlying collateral. We recognize income on impaired loans as discussed previously for nonaccrual loans. If the recorded investment in impaired loans exceeds the fair value, a valuation allowance is established as a component of the allowance for credit losses. In addition to commercial loans specifically identified for impairment, we have pools of loans that are collectively evaluated for impairment, as discussed within the allowance for credit losses accounting policy.

Allowance for Credit Losses
The allowance for credit losses is management’s estimate of incurred losses in the lending portfolios. Portions of the allowance for credit losses are specified to cover the estimated losses on commercial loans specifically identified for impairment. The unspecified portion of the allowance for credit losses covers estimated losses on the homogeneous portfolios of finance receivables and loans collectively evaluated for impairment. Amounts determined to be uncollectible are charged against the allowance for credit losses. Additionally, losses arising from the sale of repossessed assets collateralizing automotive finance receivables and loans are charged to the allowance for credit losses. Recoveries of previously charged-off amounts are credited at time of collection.

We perform periodic and systematic detailed reviews of our lending portfolios to identify inherent risks and to assess the overall collectibility of those portfolios. The allowance relates to portfolios collectively reviewed for impairment, generally consumer finance receivables and loans, and is based on aggregated portfolio evaluations by product type. Loss models are utilized for these portfolios which consider a variety of factors including, but not limited to, historical loss experience, current economic conditions, anticipated repossessions or foreclosures based on portfolio trends, delinquencies and credit scores, and expected loss factors by receivable and loan type. Loans in the commercial portfolios are generally reviewed on an individual loan basis and, if necessary, an allowance is established for individual loan impairment. Loans subject to individual reviews are analyzed based on factors including, but not limited to, historical loss experience, current economic conditions, collateral performance, performance trends within specific geographic and portfolio segments, and any other pertinent information, which result in the estimation of specific allowances for credit losses. The allowance related to specifically identified impaired loans is established based on discounted expected cash flows, observable market prices, or for loans that are solely dependent on the collateral for repayment, the fair value of the collateral. The evaluation of these factors for both consumer and commercial finance receivables and loans involves complex, subjective judgments.

Securitizations and Other Off-balance Sheet Transactions
We securitize, sell and service retail finance receivables, operating leases, wholesale loans, securities, and residential loans. Interests in the securitized and sold loans are generally retained in the form of interest-only strips, senior or subordinated interests, cash reserve accounts and servicing rights. Our retained interests are generally subordinate to investors’ interests. The investors and the securitization trusts generally have no recourse to our other assets for failure of debtors to pay when due.

We retain servicing responsibilities for all of our retail finance receivable, operating lease, and wholesale loan securitizations and for the majority of our residential loan securitizations. We may

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

receive servicing fees based on the securitized loan balances and certain ancillary fees, all of which are recorded in servicing fees income. We also retain the right to service the residential loans sold as a result of mortgage-backed security transactions with Ginnie Mae, Fannie Mae, and Freddie Mac. We also serve as the collateral manager in the securitizations of commercial investment securities.

Gains or losses on securitizations and sales depend on the previous carrying amount of the assets involved in the transfer and are allocated between the assets sold and the retained interests based on relative fair values, except for certain servicing assets or liabilities which are initially recorded at fair value, at the date of sale. Since quoted market prices are generally not available, we estimate the fair value of retained interests by determining the present value of future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including credit losses, prepayment speeds, weighted average life and discount rates commensurate with the risks involved and, if applicable, interest or finance rates on variable and adjustable rate contracts. Credit loss assumptions are based upon historical experience, market information for similar investments, and the characteristics of individual receivables and loans underlying the securities. Prepayment speed estimates are determined utilizing data obtained from market participants, where available, or based on historical prepayment rates on similar assets. Discount rate assumptions are determined using data obtained from market participants, where available, or based on current relevant treasury rates plus a risk adjusted spread based on analysis of historical spreads on similar types of securities. Estimates of interest rates on variable and adjustable contracts are based on spreads over the applicable benchmark interest rate using market-based yield curves. Gains on securitizations and sales are reported in gain on sale of mortgage and automotive loans for retail finance receivables, wholesale loans and residential loans. Retained interests are recorded at fair value with any declines in fair value below the carrying amount reflected in other comprehensive income, a component of equity, or in earnings, if declines are determined to be other than temporary or if the interests are classified as trading. Retained interest-only strips and senior and subordinated interests are generally included in available for sale investment securities, or in trading investment securities, depending on management’s intent at the time of securitization. Retained cash reserve accounts are included in other assets.

Investment in Operating Leases
Investment in operating leases is reported at cost, less accumulated depreciation and net of origination fees or costs. Income from operating lease assets, which includes lease origination fees net of lease origination costs, is recognized as operating lease revenue on a straight-line basis over the scheduled lease term. Depreciation of vehicles is generally provided on a straight-line basis to an estimated residual value over a period of time, consistent with the term of the underlying operating lease agreement. We evaluate our depreciation policy for leased vehicles on a regular basis.

We have significant investments in the residual values of assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts and are initially recorded based on residual values established at contract inception by consulting independently published residual value guides. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and may make adjustments to the depreciation rates to the extent the expected value of the vehicle (including any residual support payments from GM) at lease termination changes. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary based on market considerations and portfolio characteristics. Other than temporary impairment is determined to exist if the undiscounted expected future cash flows are lower than the carrying value of the asset. When a lease vehicle is returned to us, the asset is reclassified from investment in operating leases to other assets at the lower of cost or estimated fair value, less costs to sell.

Mortgage Servicing Rights
Primary servicing involves the collection of payments from individual borrowers and the distribution of these payments to the investors. Master servicing rights represent our right to service mortgage and asset-backed securities and whole loan packages issued for investors. Master servicing involves the collection of borrower payments from primary servicers and the distribution of those funds to investors in mortgage and asset-backed securities and whole loan packages.

We capitalize the value expected to be realized from performing specified mortgage servicing activities for others as mortgage servicing rights (MSRs). Such capitalized servicing rights are purchased or retained upon sale or securitization of mortgages. Prior to January 1, 2006, mortgage servicing rights were recorded on both securitizations that were accounted for as sales, as well as those accounted for as secured financings. Effective January 1, 2006, with the adoption of SFAS 156, mortgage servicing rights are not recorded on securitizations accounted for as secured financings. The total cost of the mortgage loans, which includes the cost to acquire the mortgage servicing rights, is allocated to the mortgage loans, the servicing rights and other retained assets based on their relative fair values. We measure mortgage servicing assets and liabilities at fair value.

We define our classes of servicing rights based on both the availability of market inputs and the manner in which we manage the risks of our servicing assets and liabilities. We manage our servicing rights at the reportable operating segment level where sufficient market inputs exist to determine the fair value of our recognized servicing assets and liabilities.

Since quoted market prices for MSRs are not available, we estimate the fair value of MSRs by determining the present value of future expected cash flows using modeling techniques that incorporate

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

management’s best estimates of key variables, including expected cash flows, credit losses, prepayment speeds and return requirements commensurate with the risks involved. Cash flow assumptions are based on our actual performance, and where possible, the reasonableness of assumptions is periodically validated through comparisons to other market participants. Credit loss assumptions are based upon historical experience and the characteristics of individual loans underlying the MSRs. Prepayment speed estimates are determined from historical prepayment rates on similar assets or obtained from third-party data. Return requirement assumptions are determined using data obtained from market participants, where available, or based on current relevant interest rates plus a risk-adjusted spread. Since many factors can affect the estimate of the fair value of mortgage servicing rights, we regularly evaluate the major assumptions and modeling techniques used in our estimate and review such assumptions against market comparables, if available.

We monitor the actual performance of our MSRs by regularly comparing actual cash flow, credit and prepayment experience to modeled estimates. We periodically invest in trading and available for sale securities and derivative financial instruments to mitigate the effect of changes in fair value from the interest rate risk inherent in the MSRs.

Reinsurance
We assume and cede insurance risk under various reinsurance agreements. We seek to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk with other insurance enterprises. We remain liable with respect to any reinsurance ceded if the assuming companies are unable to meet their obligations under these reinsurance agreements. We also assume insurance risks from other insurance companies, receiving a premium as consideration for the risk assumption. Amounts recoverable from reinsurers on paid losses and loss adjustment expenses are included in premiums and other insurance receivables. Amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses and loss adjustment expenses, pursuant to reinsurance contracts are estimated and reported with premiums and other insurance receivables. Amounts paid to reinsurers relating to the unexpired portion of reinsurance contracts are reported as prepaid reinsurance premiums within premiums and other insurance receivables.

Repossessed and Foreclosed Assets
Assets are classified as repossessed and foreclosed and included in other assets when physical possession of the collateral is taken, regardless of whether foreclosure proceedings have taken place. Repossessed and foreclosed assets are carried at the lower of the outstanding balance at the time of repossession or foreclosure, or fair value of the asset less estimated costs to sell. Losses on the revaluation of repossessed and foreclosed assets are charged to the allowance for credit losses at the time of repossession. Subsequent holding period losses and losses arising from the sale of repossessed assets collateralizing automotive finance receivables and loans are expensed as incurred in other operating expenses.

Goodwill and Other Intangibles
Goodwill and other intangible assets, net of accumulated amortization, are reported in other assets. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is reviewed for impairment utilizing a two step process. The first step of the impairment test requires us to define the reporting units, which for us represents the operating segments as disclosed in Note 22 and compare the fair value of each of these reporting units to the respective carrying value. The fair value of the reporting units is determined based on various analyses, including discounted cash flow projections. If the carrying value is less than the fair value, no impairment exists and the second step does not need to be completed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and a second step must be performed to compute the amount of the impairment. SFAS 142 requires goodwill to be tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. We conclude on our annual impairment test in the fourth quarter.

Other intangible assets, which include customer lists, trademarks and other identifiable intangible assets, are amortized on a straight-line basis over an estimated useful life of 3 to 15 years.

Impairment of Long Lived Assets
The carrying value of long-lived assets (including premises and equipment and investment in operating leases as well as certain identifiable intangibles) are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No material impairment was recognized.

Premises and Equipment
Premises and equipment, stated at cost net of accumulated depreciation and amortization, are reported in other assets. Included in premises and equipment are certain capitalized software costs. The capitalized software is generally amortized on a straight-line basis over its useful life for a period not to exceed three years. Capitalized software that is not expected to provide substantive service potential or for which development costs significantly exceed

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

the amount originally expected is considered impaired and written down to fair value.

Deferred Policy Acquisition Costs
Commissions and other costs of acquiring insurance, and compensation paid to producers of extended service contracts that are primarily related to and vary with the production of business are deferred and recorded in other assets. These costs are subsequently amortized over the terms of the related policies and service contracts on the same basis as premiums and revenue are earned, except for direct response advertising costs which are amortized over a three year period, based on the anticipated future benefit.

Unearned Insurance Premiums and Service Revenue
Insurance premiums, net of premiums ceded to reinsurers, and service revenue are earned over the terms of the policies. The portion of premiums and service revenue written applicable to the unexpired terms of the policies is recorded as unearned insurance premiums or unearned service revenue. For short duration contracts, premiums and unearned service revenue are earned on a pro rata basis. For extended service and maintenance contracts, premiums and service revenues are earned on a basis proportionate to the anticipated loss emergence.

Reserves for Insurance Losses and Loss
Adjustment Expenses
Reserves for insurance losses and loss adjustment expenses are established for the unpaid cost of insured events that have occurred as of a point in time. More specifically, the reserves for insurance losses and loss adjustment expenses represent the accumulation of estimates for reported losses and a provision for losses incurred but not reported, including claims adjustment expenses, relating to direct insurance and assumed reinsurance agreements. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred and netted against insurance losses and loss adjustment expenses. Reserves are established for each business at the lowest meaningful level of homogeneous data based on actuarial analysis and volatility considerations. Since the reserves are based on estimates, the ultimate liability may be more or less than such reserves. Adjustments in such estimated reserves are included in the period in which the adjustments are considered necessary. Such adjustments may occur in future periods and could have a material impact on our consolidated financial position, results of operations or cash flows.

Derivative Instruments and Hedging Activities
In accordance with SFAS 133, all derivative financial instruments, whether designated for hedging relationships or not, are required to be recorded on the balance sheet as assets or liabilities, carried at fair value and periodically adjusted. At inception of a hedging relationship, we designate each qualifying derivative financial instrument as a hedge of the fair value of a specifically identified asset or liability (fair value hedge) or as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). We also use derivative financial instruments which, although acquired for risk management purposes, do not qualify as hedges under GAAP. Changes in the fair value of derivative financial instruments that are designated and qualify as fair value hedges, along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative financial instruments is recorded in other comprehensive income, a component of equity, and recognized in the income statement when the hedged cash flows affect earnings. Changes in the fair value of derivative financial instruments held for risk management purposes that do not meet the criteria to qualify as hedges under GAAP are reported in current period earnings. The ineffective portions of fair value and cash flow hedges are immediately recognized in earnings. The hedge accounting treatment described herein is no longer applied if a derivative financial instrument is terminated or the hedge designation is removed. For these terminated fair value hedges, any changes to the hedged asset or liability remain as part of the basis of the asset or liability and are recognized into income over the remaining life of the asset or liability. For terminated cash flow hedges, unless it is probable that the forecasted cash flows will not occur within a specified time frame, any changes in fair value of the derivative financial instrument remain in other comprehensive income, a component of equity, and are reclassified into earnings in the same period during which the cash flows affect earnings.

Loan Commitments
We enter into commitments to make loans whereby the interest rate on the loan is set prior to funding (i.e., interest rate lock commitments). Interest rate lock commitments for loans to be originated or purchased for sale, and for loans to be purchased and held for investment (including commitments to acquire senior interests in mortgage loan pools from off-balance sheet facilities), are derivative financial instruments carried at fair value in accordance with SFAS 133 and Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105). SAB 105 provides specific guidance on the measurement of loan commitments, specifying that fair value measurement exclude any expected future cash flows related to the customer relationship or loan servicing. Servicing assets are recognized once they are contractually separated from the underlying loan by sale or securitization.

Income Taxes
Prior to November 30, 2006, we filed a consolidated U.S. federal income tax return with GM. The portion of the consolidated tax recorded by us and our subsidiaries included in the consolidated tax return generally is equivalent to the liability that we would have incurred on a separate return basis and is settled as GM’s tax payments are due.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

During 2006, we and a number of our U.S. subsidiaries converted to limited liability companies (LLCs) and effective November 28, 2006, became disregarded or pass-through entities for U.S. federal income tax purposes. Income taxes incurred by these converting entities have been provided through November 30, 2006 as required under the tax sharing agreement between GM and GMAC. Subsequent to November 30, 2006, income taxes have not been provided for these entities as they have ceased to be taxable entities. Taxation for these entities is generally levied at each member’s level for their allocable share of taxable income. Where entity level tax applies, it has been provided for in the consolidated financial statements. Any related deferred taxes have been eliminated with respect to entities that have ceased to be taxable enterprises.

Our banking, insurance and foreign subsidiaries are generally corporations and continue to be subject to and provide for U.S. federal, state, and foreign income taxes. Deferred tax assets and liabilities are established for future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. We also establish reserves related to disputed items with various tax authorities when an unfavorable judgment against us becomes probable and the costs can be reasonably estimated.

Preferred Membership Interest
We issued 2,110,000 Preferred Membership Interests (Preferred Interests) each with a face value of $1,000 in November 2006. GM and FIM Holdings purchased 1,555,000 and 555,000 Preferred Interests, respectively, at a 10% discount, for total cash proceeds of $1.9 billion. Preferred Interests are non-voting, can not be converted into any additional membership interest in us, and have a 3% redemption premium if redeemed within the first five years after issuance. In accordance with Emerging Issues Task Force Topic No. D-98, Classification and Measurement of Redeemable Securities, the Preferred Interests have been recorded as mezzanine equity at their redemption value, as they are redeemable at the option of the holder, and are revalued to redemption value at each balance sheet date. The accretion to redemption value and dividends on the Preferred Interests were recorded as an adjustment to retained earnings.

Membership Interest
We currently have three additional classes of Membership Interests, consisting of 51,000 Class A Membership Interests, 49,000 Class B Membership Interests and 5,820 Class C Membership Interests. All Class A and Class B Membership Interests are issued and outstanding at December 31, 2006, and have equal rights and preferences in the assets of GMAC. FIM Holdings owns all 51,000 Class A Interests (a 51% ownership interest in us) and GM, through a wholly-owned subsidiary, owns all 49,000 Class B Interests (a 49% ownership interest in us). There were 3,703 Class C Membership Interests authorized, at December 31, 2006, which are considered “profit interests” and not “capital interests” as defined in Revenue Procedure 93-27, 1993-2 C.B. 343. These Class C Membership Interests may be issued from time to time pursuant to the GMAC Management LLC Class C Membership Interest Plan. Each outstanding class of membership interest is classified as equity in our consolidated financial statements. Any additional membership interests must be approved by the Board of Managers (Board). There is no established trading market for our Common Equity interests, Preferred Membership Interest or Class C Membership Interests. At December 31, 2006, there were no Class C Membership Interests granted.

Membership Interest Distributions
We are required to make certain distributions to holders of the Preferred Interests (preferred holders). Distributions will be made in cash on a pro rata basis within ten business days of delivering the GMAC financial statements to the members. Distributions are issued in units of $1,000 and will accrue yield during each fiscal quarter at a rate of 10% per annum. Our Board may reduce any distribution to the extent required to avoid a reduction of the equity capital of GMAC below a minimum amount of equity capital equal to the net book value of GMAC as of November 30, 2006 (determined in accordance with GAAP).

In addition, our Board may suspend the payment distributions with respect to any one or more fiscal quarters with majority members’ consent. If distributions are not made with respect to any fiscal quarter, the distributions will be non-cumulative and will be reduced to zero. If the accrued yield of GMAC’s preferred interests for any fiscal quarter is fully paid to the preferred members, then the excess of the net financial book income of GMAC in any fiscal quarter over the amount of yield distributed to the holders of our preferred equity interests in such fiscal quarter, will be distributed to the holders of our common membership interests (Class A and Class B Membership Interests) as follows: at least 40% of the excess will be paid for fiscal quarters ending prior to December 31, 2008 and at least 70% of the excess will be paid for fiscal quarters ending after December 31, 2008. In this event, distribution priorities are to common membership interest holders first, up to the agreed upon amounts, and then ratably to Class A, Class B and Class C Membership Interest holders based on the total interest of each such holder.

In the event of sale or dissolution of GMAC, cash proceeds available for distribution to the members shall be distributed first to the Preferred Interest holders ratably for the amount of preferred accrued dividends. Thereafter, distributions shall be made to the Preferred Interest holders ratably for the amount of aggregate unreturned preferred capital amounts, until the unreturned preferred capital amounts are fully paid. Following these dividends to preferred holders, distributions shall be made to the holder of our common equity interest ratably until such holders have received a return of their agreed initial value. Finally, remaining distributions shall be made to Class A, Class B and Class C Membership Interest holders based on the total interest of each such holder.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

Share-based Incentive Plans
During the 2006 year, the Compensation Committee of the Board approved two share-based compensation plans for senior and executive-level employees — a Long-term Phantom Incentive Plan (LTIP) and a Management Profits Interest Plan (MPI). The LTIP provides for a cash bonus paid after a three-year performance period based on our performance. The MPI provides for an equity interest in a management company that holds our Class C Membership Interests. There were no grants under either plan in 2006.

Change in Accounting Principle
On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS 156) that: (1) provides revised guidance on when a servicing asset and servicing liability should be recognized; (2) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable; (3) permits an entity to elect to measure servicing assets and liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; (4) upon initial adoption, permits a one time reclassification of available-for-sale securities to trading securities for securities, which are identified as offsetting an entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value and (5) requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the balance sheet and additional disclosures. We elected to subsequently measure the majority of servicing assets and liabilities at fair value and report changes in fair value in earnings in the period in which the changes occur. In addition, we made a one-time reclassification of $927 million of available for sale securities to trading securities for those securities identified as offsetting our exposure to changes in the fair value of servicing assets or liabilities. The adoption of SFAS No. 156 resulted in a $13 million reduction in the beginning of the year retained earnings, net of tax, as a cumulative effect of a change in accounting principle. However, the impact to total equity was a $4 million increase, net of tax.

We define our classes of servicing rights based on both the availability of market inputs and the manner in which we manage the risks of our servicing assets and liabilities. We manage our servicing rights at the reportable operating segment level. For all servicing assets and liabilities recorded on our consolidated balance sheet at January 1, 2006, the date of adoption, we identified three classes of servicing rights, those pertaining to: residential mortgage in our Residential Capital, LLC (ResCap), reporting segment, auto finance in our North American Operations reporting segment and commercial mortgages. As a result of the sale of approximately 79% of Capmark on March 23, 2006, the commercial mortgage servicing rights are no longer recorded on our consolidated balance sheet at December 31, 2006. We have elected to measure our residential mortgage servicing rights at fair value for each reporting date and report changes in fair value in earnings during the period in which the changes occur. At December 31, 2006 and 2005, these mortgage servicing rights were valued at $4.9 billion and $4.0 billion, respectively, on our Consolidated Balance Sheet.

For auto finance servicing assets we have elected to continue to use the amortization method of accounting. Our auto finance servicing assets and liabilities at December 31, 2006, totaled $9 million and $18 million, respectively, and are recorded in other assets and other liabilities, respectively, on our Consolidated Balance Sheet.

Recently Issued Accounting Standards
Statement of Position 05-1 — In September 2005 the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting for deferred acquisition costs on internal replacements of insurance contracts. SOP 05-1 defines an internal replacement and specifies the conditions that determine whether the replacement contract is substantially or unsubstantially changed from the replaced contract. An internal replacement determined to result in a substantially changed contract should be accounted for as an extinguishment of the replaced contract; unamortized deferred acquisition costs and unearned revenue liabilities of the replaced contract should no longer be deferred. An internal replacement determined to result in an unsubstantially changed contract should be accounted for as a continuation of the replaced asset. SOP 05-01 introduces the terms integrated and non-integrated contract features and specifies that non-integrated features do not change the base contract and are to be accounted for in a manner similar to a separately issued contract. Integrated features are evaluated in conjunction with the base contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Adoption of SOP 05-1 is not expected to have a material impact on our consolidated financial position or results of operations.

Statement of Financial Accounting Standards No. 155 — In February 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 155 Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS 155). This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value on an instrument-by-instrument basis. The standard eliminates the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 also clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, as well as determines that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

beginning of the fiscal year that begins after September 15, 2006. Adoption of SFAS 155 is not expected to have a material impact on our consolidated financial position or results of operations.

FASB Staff Position — FIN 46(R)-6 — In April 2006 the FASB issued FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R), which requires the variability of an entity to be analyzed based on the design of the entity. The nature and risks in the entity, as well as the purpose for the entity’s creation, are examined to determine the variability in applying FIN 46(R). The variability is used in applying FIN 46(R) to determine whether an entity is a variable interest entity, which interests are variable interests in the entity and who is the primary beneficiary of the variable interest entity. This statement is applied prospectively and is effective for all reporting periods beginning after June 15, 2006. The guidance did not have a material impact on our consolidated financial position or results of operations.

FASB Interpretation No. 48 — In June 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which supplements Statement of Financial Accounting Standard No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. The adoption of this Interpretation as of January 1, 2007, is not expected to have a material impact on our consolidated financial position.

FASB Staff Position (FSP) No. 13-2 — In July 2006 the FASB issued FSP No. 13-2 Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction, (FSP 13-2), which amends SFAS No. 13, Accounting for Leases, by requiring lessors to recalculate the rate of return and periodic income allocation for leveraged-lease transactions when there is a change or projected change in the timing of income tax cash flows related to the lease. FSP 13-2 requires lessors to use the model in FIN 48 to determine the timing and amount of expected tax cash flows in leveraged-lease calculations and recalculations. FSP 13-2 is effective in the same period as FIN 48. At the date of adoption, the lessor is required to reassess projected income tax cash flows related to leveraged leases using the FIN 48 model for recognition and measurement. Revisions to the net investment in a leverage lease required when FSP 13-2 is adopted would be recorded as an adjustment to the beginning balance of retained earnings and reported as a change in accounting principle. Adoption of this guidance is not expected to have a material impact on our consolidated financial position or results of operations.

SEC Staff Accounting Bulletin No. 108 — In September 2006 the SEC issued Staff Accounting Bulletin (SAB) No. 108 Quantifying Financial Misstatements, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 did not have a material effect on our current process for assessing and quantifying financial statement misstatements.

SFAS No. 157 — In September 2006 the FASB issued SFAS No. 157 Fair Value Measurements, which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. The statement applies when GAAP requires or allows assets or liabilities to be measured at fair value, and therefore, does not expand the use of fair value in any new circumstance. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an arm’s length transaction between market participants, in such markets where we conduct business. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. The level of the reliability of inputs utilized for fair value calculations drive the extent of disclosure requirements of the valuation methodologies used under the standard. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 should be applied prospectively. Management is assessing the potential impact on our consolidated financial position and results of operations.

SFAS No. 158 — In September 2006 the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS No. 87 Employers’ Accounting for Pensions (SFAS No. 87), SFAS No. 88 Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (SFAS No. 88), SFAS No. 106 Employer’s Accounting for Postretirement Benefits Other Than Pensions (SFAS No. 106), and SFAS No. 132(R) Employers’ Disclosures about Pensions and Other Postretirement

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

Benefits (revised 2003) (SFAS 132(R)). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. The asset or liability is the offset to other comprehensive income, consisting of previously unrecognized prior service costs and credits, actuarial gains or losses and transition obligations and assets. SFAS 158 also required the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The statement provides two transition alternatives for companies to make the measurement-date provisions. The recognition of asset and liability related to funded status provision is effective for us for fiscal years ending after June 15, 2007, and the change in measurement is effective for fiscal years ending after December 15, 2008. Adoption of this guidance is not expected to have a material impact on our consolidated financial position or results of operations.

SFAS No. 159 — In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the effect of implementing this guidance, which directly depends on the nature and extent of eligible items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.

  2 Insurance Premiums and Service Revenue Earned

The following table is a summary of insurance premiums and service revenue written and earned:

	2006		2005		2004
Year ended December 31, ($ in millions)	Written	Earned	Written	Earned	Written	Earned

Insurance premiums
Direct	$2,575	$2,733	$2,493	$2,644	$2,400	$2,604
Assumed	696	693	634	595	611	630

Gross insurance premiums	3,271	3,426	3,127	3,239	3,011	3,234
Ceded	(445)	(450)	(401)	(387)	(348)	(347)

Net insurance premiums	2,826	2,976	2,726	2,852	2,663	2,887
Service revenue	1,209	1,207	1,345	910	1,319	641

Insurance premiums and service revenue written and earned	$4,035	$4,183	$4,071	$3,762	$3,982	$3,528

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

  3 Other Income

Details of other income were as follows:

Year ended December 31, ($ in millions)	2006	2005	2004

Real estate services	$593	$712	$464
Interest and service fees on transactions with GM (a)	576	568	370
Interest on cash equivalents	489	480	244
Other interest revenue	536	450	297
Full service leasing fees	280	170	153
Late charges and other administrative fees	164	164	164
Mortgage processing fees	136	461	518
Interest on restricted cash deposits	119	102	60
Insurance service fees	131	111	136
Real estate and other investment income	106	157	148
Factoring commissions	60	74	77
Specialty lending fees	57	59	60
Fair value adjustment on certain derivatives (b)	6	(36)	(26)
Other	390	927	805

Total other income	$3,643	$4,399	$3,470

(a)	Refer to Note 18 to our Consolidated Financial Statements for a description of transactions with GM.
(b)	Refer to Note 15 to our Consolidated Financial Statements for a description of our derivative instruments and hedging activities.

  4 Other Operating Expenses

Details of other operating expenses were as follows:

Year ended December 31, ($ in millions)	2006	2005	2004

Insurance commissions	$898	$901	$928
Technology and communications expense	573	591	569
Professional services	493	452	474
Advertising and marketing	363	359	537
Premises and equipment depreciation	253	288	294
Rent and storage	243	272	253
Full service leasing vehicle maintenance costs	257	236	215
Lease and loan administration	222	196	175
Auto remarketing and repossession	288	187	136
Operating lease disposal loss (gain)	29	(304)	(192)
Other	1,157	956	821

Total other operating expenses	$4,776	$4,134	$4,210

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

  5 Investment Securities

Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts and other investments. The cost, fair value and gross unrealized gains and losses on available for sale and held to maturity securities were as follows:

	2006				2005
		Gross				Gross
		unrealized		Fair		unrealized		Fair
December 31, ($ in millions)	Cost	gains	losses	value	Cost	gains	losses	value

Available for sale securities
Debt securities
U.S. Treasury and federal agencies	$3,173	$3	($19)	$3,157	$2,945	$5	($46)	$2,904
States and political subdivisions	734	23	(1)	756	863	27	(1)	889
Foreign government securities	809	6	(5)	810	844	11	(2)	853
Mortgage-backed securities:
Residential	185	—	(2)	183	119	—	(2)	117
Commercial	26	—	—	26	19	—	—	19
Asset-backed securities (a)	1,735	2	—	1,737	956	—	—	956
Interest-only strips	43	10	—	53	122	29	(3)	148
Corporate debt securities	3,713	18	(32)	3,699	5,124	27	(30)	5,121
Other	994	9	(3)	1,000	909	16	(5)	920

Total debt securities (b)	11,412	71	(62)	11,421	11,901	115	(89)	11,927
Equity securities	418	161	(5)	574	1,510	874	(17)	2,367

Total available for sale securities	$11,830	$232	($67)	$11,995	$13,411	$989	($106)	$14,294

Held-to-maturity securities
Total held-to-maturity securities	$12	$—	$—	$12	$16	$—	$—	$16

(a)	Includes approximately $471 of Notes secured by operating lease assets distributed to GM on November 22, 2006. Refer to Note 18 for further discussion.
(b)	In connection with certain borrowings and letters of credit relating to certain assumed reinsurance contracts $194 and $1,098 of primarily U.S. Treasury securities were pledged as collateral as of December 31, 2006 and 2005, respectively.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

We had other than temporary impairment write-downs of $12, $16 and $17 million for the years ended December 31, 2006, 2005, and 2004, respectively. Gross unrealized gains and losses on investment securities available for sale totaled $997 and $33 million, respectively, as of December 31, 2004.

The fair value, unrealized gains (losses) and amount pledged as collateral for our portfolio of trading securities were as follows:

December 31, ($ in millions)	2006	2005

Trading securities
Fair value
U.S. Treasury Securities	$401	$—
Residential mortgage-backed securities	1,748	1,042
Mortgage residual interests	1,019	764
Asset backed securities	19	—
Interest-only strips	572	265
Principal-only strips	957	651
Debt and other	68	1,175

Total trading securities	$4,784	$3,897

Net unrealized gains (a)	$118	$131
Pledged as collateral	$1,524	$2,697

(a)	Unrealized gains and losses are included in investment income on a current period basis. Net unrealized gains totaled $35 at December 31, 2004.

The maturity distribution of available for sale and held to maturity debt securities outstanding is summarized in the following table. Prepayments may cause actual maturities to differ from scheduled maturities.

	Available		Held to
	for sale		maturity
December 31, 2006		Fair		Fair
($ in millions)	Cost	value	Cost	value

Due in one year or less	$3,077	$3,076	$8	$8
Due after one year through five years	4,059	4,042	—	—
Due after five years through ten years	1,923	1,926	—	—
Due after ten years	678	691	4	4
Mortgage-backed securities and interests in securitization trusts	1,675	1,686	—	—

Total securities	$11,412	$11,421	$12	$12

The following table presents gross gains and losses realized upon the sales of available for sale securities.

Year ended December 31,
($ in millions)	2006	2005	2004

Gross realized gains (a)	$1,081	$186	$138
Gross realized losses	(76)	(66)	(49)

Net realized gains	$1,005	$120	$89

(a)	Gains realized in 2006 primarily relate to the rebalancing of the investment portfolio at our Insurance operations.

In the opinion of management, the gross unrealized losses in the table below are not considered to be other than temporarily impaired.

	2006				2005
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
Year ended December 31,		Unrealized		Unrealized		Unrealized		Unrealized
($ in millions)	Fair value	loss	Fair value	loss	Fair value	loss	Fair value	loss

Available for sale securities:
Debt securities
U.S. Treasury and federal agencies	$858	($3)	$919	($16)	$1,590	($32)	$520	($15)
States and political subdivision	127	(1)	29	—	79	(1)	—	—
Foreign government securities	338	(3)	81	(2)	179	(1)	—	—
Residential mortgage-backed securities	60	—	82	(2)	36	(1)	76	(2)
Interest-only strips	—	—	—	—	81	(3)	—	—
Corporate debt securities	697	(3)	1,191	(29)	1,865	(20)	331	(10)
Other	299	(1)	107	(2)	175	(3)	21	(1)

Total temporarily impaired securities	2,379	(11)	2,409	(51)	4,005	(61)	948	(28)
Equity securities	73	(4)	7	(1)	137	(15)	19	(2)

Total available for sale securities	$2,452	($15)	$2,416	($52)	$4,142	($76)	$967	($30)

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

  6 Finance Receivables and Loans

The composition of finance receivables and loans outstanding was as follows:

	2006			2005
December 31, ($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Consumer
Retail automotive	$40,568	$20,538	$61,106	$53,814	$17,663	$71,477
Residential mortgages	65,928	3,508	69,436	65,040	3,919	68,959

Total consumer	106,496	24,046	130,542	118,854	21,582	140,436
Commercial
Automotive
Wholesale	12,723	7,854	20,577	13,202	7,372	20,574
Leasing and lease financing	326	901	1,227	461	767	1,228
Term loans to dealers and others	1,843	764	2,607	2,397	719	3,116
Commercial and industrial	14,068	2,213	16,281	14,908	2,028	16,936
Real estate construction and other	2,969	243	3,212	2,601	119	2,720

Total commercial	31,929	11,975	43,904	33,569	11,005	44,574

Total finance receivables and loans (a) (b)	$138,425	$36,021	$174,446	$152,423	$32,587	$185,010

(a)	Net of unearned income of $5.7 billion and $5.9 billion at December 31, 2006 and 2005, respectively.
(b)	The aggregate amount of finance receivables and loans maturing in the next five years is as follows: $57,230 in 2007; $18,994 in 2008; $14,974 in 2009; $9,919 in 2010; $6,212 in 2011 and $72,849 in 2012 and thereafter. Prepayments may cause actual maturities to differ from scheduled maturities.

The following table presents an analysis of the activity in the allowance for credit losses on finance receivables and loans.

Year ended December 31,	2006			2005			2004
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total	Consumer	Commercial	Total

Allowance at beginning of year	$2,652	$433	$3,085	$2,931	$471	$3,402	$2,513	$509	$3,022
Provision for credit losses	1,668	332	2,000	1,006	68	1,074	1,935	18	1,953
Charge-offs
Domestic	(1,436)	(139)	(1,575)	(1,302)	(45)	(1,347)	(1,469)	(96)	(1,565)
Foreign	(182)	(35)	(217)	(194)	(26)	(220)	(269)	(7)	(276)

Total charge-offs	(1,618)	(174)	(1,792)	(1,496)	(71)	(1,567)	(1,738)	(103)	(1,841)

Recoveries
Domestic	198	14	212	168	9	177	112	10	122
Foreign	47	3	50	48	4	52	81	3	84

Total recoveries	245	17	262	216	13	229	193	13	206

Net charge-offs	(1,373)	(157)	(1,530)	(1,280)	(58)	(1,338)	(1,545)	(90)	(1,635)
Transfers to assets held for sale	—	—	—	—	(28)	(28)	—	—	—
Impacts of foreign currency translation	19	(1)	18	(9)	(15)	(24)	20	6	26
Securitization activity	3	—	3	4	(5)	(1)	8	28	36

Allowance at end of year	$2,969	$607	$3,576	$2,652	$433	$3,085	$2,931	$471	$3,402

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The following table presents information about commercial finance receivables and loans specifically identified for impairment.

December 31, ($ in millions)	2006	2005

Impaired loans	$1,975	$887
Related allowance	346	184
Average balance of impaired loans during the year	972	1,120

We have loans that were acquired in a transfer, which at acquisition, had evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

The carrying amount of these loans, included in the balance sheet amounts of finance receivables and loans, was as follows:

December 31, ($ in millions)	2006	2005	2004

Consumer	$2,576	$1,658	$1,824
Commercial	—	680	580

Total outstanding balance	2,576	2,338	2,404
Allowance	(105)	(103)	(99)

Total carrying amount	$2,471	$2,235	$2,305

For loans acquired after December 31, 2005, SOP 03-3 requires us to record revenue using an accretable yield method. The following table represents accretable yield activity.

Year ended December 31, ($ in millions)	2006	2005

Accretable yield at beginning of year	$52	$121
Additions	251	285
Accretion	(69)	(131)
Reclassification from nonaccretable difference	—	11
Transfers to assets held for sale	—	(155)
Disposals	(88)	(79)

Accretable yield at end of year	$146	$52

Loans acquired during each year for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

Year ended December 31, ($ in millions)	2006	2005

Contractually required payments receivable at acquisition:
Consumer	$6,992	$3,158
Commercial	—	1,848

Total payments	$6,992	$5,006
Cash flows expected to be collected at acquisition	$3,155	$2,333
Basis in acquired loans at acquisition	$2,588	$1,900

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

  7 Off-Balance Sheet Securitizations

We securitize automotive and mortgage financial assets as a funding source. We sell retail finance receivables, wholesale and dealer loans and residential mortgage loans. The following discussion and related information is only applicable to the transfers of finance receivables and loans that qualify as off-balance sheet securitizations under the requirements of SFAS 140.

We retain servicing responsibilities for and subordinated interests in all of our securitizations of retail finance receivables and wholesale loans. Servicing responsibilities are retained for the majority of our residential loan securitizations, and we may retain subordinated interests in some of these securitizations. We also hold subordinated interests and act as collateral manager in our collateralized debt obligation (CDO) securitization program.

As servicer, we generally receive a monthly fee stated as a percentage of the outstanding sold receivables. Typically, for retail automotive finance receivables where we are paid a fee, we have concluded that the fee represents adequate compensation as a servicer and, as such, no servicing asset or liability is recognized. Considering the short-term revolving nature of wholesale loans, no servicing asset or liability is recognized upon securitization of the loans. As of December 31, 2006, the weighted average basic servicing fees for our primary servicing activities were 100 basis points, 100 basis points and 34 basis points of the outstanding principal balance for sold retail finance receivables, wholesale loans and residential mortgage loans, respectively. Additionally, we retain the rights to cash flows remaining after the investors in most securitization trusts have received their contractual payments. In certain retail securitization transactions, retail receivables are sold on a servicing retained basis but with no servicing compensation and, as such, a servicing liability is established and recorded in other liabilities. As of December 31, 2006 and 2005, servicing liabilities of $18 million and $32 million, respectively, were outstanding related to such retail automotive securitization transactions. In addition, in 2005 we completed a retail automotive securitization where the servicing fee received is considered greater than adequate compensation requiring the recording of a servicing asset. As of December 31, 2006 and 2005, the fair value of the servicing asset was $9 million and $30 million, respectively. For mortgage servicing, we capitalize the value expected to be realized from performing specified residential mortgage servicing activities as mortgage servicing rights. Refer to Note 9 to our Consolidated Financial Statements.

We maintain cash reserve accounts at predetermined amounts for certain securitization activities in the unlikely event that deficiencies occur in cash flows owed to the investors. The amounts available in such cash reserve accounts totaled $39 million, $1,001 million and $309 million, as of December 31, 2006, related to securitizations of retail finance receivables, wholesale loans and residential mortgage loans, respectively, and $52 million, $1,012 million and $88 million as of December 31, 2005, respectively.

The following table summarizes pre-tax gains (losses) on securitizations and certain cash flows received from and paid to securitization trusts for transfers of finance receivables and loans that were completed during 2006.

	2006
	Retail
	finance	Wholesale
Year ended December 31, ($ in millions)	receivables	loans	ResCap

Pre-tax (losses) gains on securitizations	($51)	$601	$825
Cash inflows:
Proceeds from new securitizations	6,302	—	65,687
Servicing fees received	65	181	480
Other cash flows received on retained interests	232	140	587
Proceeds from collections reinvested in revolving securitizations	—	96,969	—
Repayments of servicing advances	46	—	1,199
Cash outflows:
Servicing advances	(51)	—	(1,265)
Purchase obligations and options:
Mortgage loans under conditional call option	—	—	(20)
Representations and warranties obligations	—	—	(94)
Administrator or servicer actions	(27)	—	(60)
Asset performance conditional calls	—	—	(82)
Cleanup calls	(242)	—	(1,055)

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The following table summarizes pre-tax gains (losses) on securitizations and certain cash flows received from and paid to securitization trusts for transfers of finance receivables and loans that were completed during 2005 and 2004.

	2005				2004
	Retail				Retail
Year ended December 31,	finance	Wholesale			finance	Wholesale
($ in millions)	receivables	loans	ResCap	Other	receivables	loans	ResCap	Other

Pre-tax gains (losses) on securitizations	($2)	$543	$513	$76	$9	$497	$602	$65
Cash inflows:
Proceeds from new securitizations	4,874	7,705	41,987	4,731	1,824	9,188	29,412	3,043
Servicing fees received	65	179	245	21	105	174	208	20
Other cash flows received on retained interests	249	503	583	304	340	808	729	284
Proceeds from collections reinvested in revolving securitizations	—	102,306	—	—	—	91,360	—	—
Repayments of servicing advances	43	—	1,115	198	75	—	947	—
Cash outflows:
Servicing advances	(46)	—	(1,163)	(188)	(64)	—	(1,035)	—
Purchase obligations and options:
Mortgage loans under conditional call option	—	—	(9)	—	—	—	(22)	—
Representations and warranties obligations	—	—	(29)	—	(1)	—	(66)	—
Administrator or servicer actions	(76)	—	—	—	(75)	—	—	—
Asset performance conditional calls	—	—	(99)	—	—	—	(137)	—
Clean up calls	(715)	—	(2,202)	—	(269)	—	(3,797)	—

Key economic assumptions used in measuring the estimated fair value of retained interests of sales completed during 2006, 2005, and 2004 as of the dates of such sales, were as follows:

Retail
finance
Year ended December 31,	receivables (a)	ResCap (b)	Other

2006
Key assumptions (d) (rates per annum):
Annual prepayment rate (e)	0.9-1.7%	0.0-90.0%	(c)
Weighted average life (in years)	1.4-1.9	1.1-10.5	(c)
Expected credit losses	0.4-1.0%	0.0-18.3%	(c)
Discount rate	9.5-16.0%	7.0-25.0%	(c)

2005
Key assumptions (d) (rates per annum):
Annual prepayment rate (e)	0.9-1.2%	0.0-60.0%	0.0-50.0%
Weighted average life (in years)	1.6-1.7	1.1-8.5	0.3-9.9
Expected credit losses	0.4-1.6%	0.0-4.9%	0.0%
Discount rate	9.5-15.0%	6.5-21.4%	4.2-12.0%

2004
Key assumptions (d) (rates per annum):
Annual prepayment rate (e)	0.9-1.0%	0.0-51.3%	0.0-50.0%
Weighted average life (in years)	1.6-1.8	1.1-6.0	0.4-17.4
Expected credit losses	0.4%	0.2-10.9%	0.0-3.1%
Discount rate	9.5%	6.5-24.8%	4.3-15.0%

(a)	The fair value of retained interests in wholesale securitizations approximates cost because of the short-term and floating rate nature of wholesale loans.
(b)	Included within residential mortgage loans are home equity loans and lines, high loan-to-value loans and residential first and second mortgage loans.
(c)	Represents the former GMAC Commercial Mortgage, for which we sold approximately 79% of our equity interest on March 23, 2006.
(d)	The assumptions used to measure the expected yield on variable rate retained interests are based on a benchmark interest rate yield curve plus a contractual spread, as appropriate. The actual yield curve utilized varies depending on the specific retained interests.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

(e)	Based on the weighted average maturity (WAM) for finance receivables and constant prepayment rate (CPR) for mortgage loans.

The following table summarizes the key economic assumptions and the sensitivity of the fair value of retained interests at December 31, 2006 and 2005, to immediate 10% and 20% adverse changes in those assumptions.

	2006		2005
	Retail finance		Retail finance
Year ended December 31, ($ in millions)	receivables (a)	ResCap	receivables	ResCap	Other

Carrying value/fair value of retained interests	$355	$1,420	$314	$1,057	$432
Weighted average life (in years)	0.0-1.3	1.0-8.9	0.1-1.2	1.0-6.2	0.0-17.7
Annual prepayment rate	0.8-1.4%WAM	0.0-90.0%CPR	0.7-1.2%WAM	0.0-60.0%CPR	0.0-50.0%CPR
Impact of 10% adverse change	($4)	($55)	($1)	($46)	($1)
Impact of 20% adverse change	(7)	(102)	(2)	(82)	(1)

Loss assumption	0.4-1.0% (b)	0.0-12.8%	0.4% (b)	0.0-16.9%	0.0%-6.7%
Impact of 10% adverse change	($5)	($37)	($2)	($43)	($9)
Impact of 20% adverse change	(10)	(70)	(4)	(81)	(16)

Discount rate	9.5-16.0%	6.5-43.5%	9.5-12.0%	6.5-40.0%	0.1-33.5%
Impact of 10% adverse change	($6)	($51)	($2)	($34)	($14)
Impact of 20% adverse change	(12)	(94)	(5)	(65)	(27)

Market rate	(c)	(c)	3.9-5.1%	(c)	(c)
Impact of 10% adverse change	($4)	($38)	($7)	($11)	($—)
Impact of 20% adverse change	(9)	(74)	(15)	(26)	(—)

(a)	The fair value of retained interests in wholesale securitizations approximates cost of $691 because of the short-term and floating rate nature of wholesale receivables.
(b)	Net of a reserve for expected credit losses totaling $8 and $14 at December 31, 2006 and 2005, respectively. Such amounts are included in the fair value of the retained interests, which are classified as investment securities.
(c)	Forward benchmark interest rate yield curve plus contractual spread.

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities. Additionally, we hedge interest rate and prepayment risks associated with certain of the retained interests; the effects of such hedge strategies have not been considered herein.

Expected static pool net credit losses include actual incurred losses plus projected net credit losses divided by the original balance of the outstandings comprising the securitization pool. The following table displays the expected static pool net credit losses on our securitization transactions.

December 31, (a)	2006	2005	2004

Retail automotive	0.6%	0.4%	0.4%
Residential mortgage	0.0-12.8%	0.0-16.9%	0.0-26.1%
Other	(b)	0.0-6.7%	0.0-39.5%

(a)	Static pool losses not applicable to wholesale finance receivable securitizations because of their short-term nature.
(b)	Represents the former commercial mortgage operations, for which we sold approximately 79% of our equity interest on March 23, 2006.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The following table presents components of securitized financial assets and other assets managed, along with quantitative information about delinquencies and net credit losses.

	Total finance		Amount 60 days or
	receivables and loans		more past due		Net credit losses
December 31, ($ in millions)	2006	2005	2006	2005	2006	2005

Retail automotive	$68,348	$77,222	$693	$892	$707	$867
Residential mortgage	217,972	167,584	15,175	8,682	981	885

Total consumer	286,320	244,806	15,868	9,574	1,688	1,752

Wholesale	40,484	41,994	66	73	2	4
Commercial mortgage (a)	—	43	—	—	6	4
Other automotive and commercial	23,385	23,996	1,582	575	8	33

Total commercial	63,869	66,033	1,648	648	16	41

Total managed portfolio (b)	350,189	310,839	$17,516	$10,222	$1,704	$1,793
Securitized finance receivables and loans	(148,009)	(103,947)
Loans held for sale (unpaid principal)	(27,734)	(21,882)

Total finance receivables and loans	$174,446	$185,010

(a)	On March 23, 2006, we sold approximately 79% of our equity interest in Capmark, our commercial mortgage operations.
(b)	Managed portfolio represents finance receivables and loans on the balance sheet or that have been securitized, excluding securitized finance receivables and loans that we continue to service but have no other continuing involvement (i.e., in which we retain an interest or risk of loss in the underlying receivables).

  8 Investment in Operating Leases

Investments in operating leases were as follows:

December 31, ($ in millions)	2006	2005

Vehicles and other equipment, at cost	$30,281	$39,443
Accumulated depreciation	(6,097)	(8,232)

Investment in operating leases, net (a)	$24,184	$31,211

(a)	On November 22, 2006, $12.6 billion of operating lease assets comprised of $15.7 billion of vehicles at cost, net of $3.1 billion of accumulated depreciation were distributed to GM. Refer to Note 18 to our Consolidated Financial Statements for further description of the distribution.

The future lease payments due from customers for equipment on operating leases at December 31, 2006, totaled $11,390 million and are due as follows: $4,937 million in 2007, $3,553 million in 2008, $2,187 million in 2009, $673 million in 2010 and $40 million in 2011 and after.

Our investments in operating lease assets represents the expected future cash flows we expect to realize under the operating leases and includes both customer payments and the expected residual value upon remarketing the vehicle at the end of the lease. As described in Note 18 to our Consolidated Financial Statements, GM may sponsor residual support programs that result in the contractual residual value being in excess of our standard residual value. GM reimburses us if remarketing sales proceeds are less than the customer’s contract residual value limited to our standard residual value. In addition to residual support programs, GM also participates in a risk sharing arrangement whereby GM shares equally in residual losses to the extent that remarketing proceeds are below our standard residual rates (limited to a floor). In connection with the sale of 51 percent ownership interest in GMAC, GM settled its estimated liabilities with respect to residual support and risk sharing on a portion of our operating lease portfolio. Based on the December 31, 2006 outstanding U.S. operating lease portfolio, the maximum amount that could be paid by GM under the residual support programs and the risk sharing arrangement is approximately $276 million and $339 million, respectively, as more fully discussed in Note 18 to our Consolidated Financial Statements.

  9 Mortgage Servicing Rights

We define our classes of servicing rights based on both the availability of market inputs and the manner in which we manage our risks of our servicing assets and liabilities. We manage our servicing rights at the reportable operating segment level and where sufficient market inputs exist to determine the fair value of our recognized servicing assets and servicing liabilities.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The following table summarizes activity related to mortgage servicing rights (MSRs) carried at fair value.

Period ended December 31, 2006 ($ in millions)	Total

Estimated fair value at January 1, 2006	$4,021
Additions obtained from sales of financial assets	1,723
Additions from purchases of servicing rights	12
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(44)
Other changes in fair value	(782)

Estimated fair value at December 31, 2006	$4,930

Changes in fair value, due to changes in valuation inputs or assumptions used in the valuation models, include all changes due to a revaluation by a model or by a benchmarking exercise. This line item also includes changes in fair value due to a change in valuation assumptions and/or model calculations. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic run-off of the portfolio, as well as foreign currency adjustments and the extinguishment of mortgage servicing rights related to clean-up calls of securitization transactions.

The key economic assumptions and sensitivity of the current fair value of MSRs to immediate 10% and 20% adverse changes in those assumptions are as follows:

December 31, 2006 ($ in millions)

Range of prepayment speeds (constant prepayment rate)	1.0-43.2%
Impact on fair value of 10% adverse change	($227)
Impact on fair value of 20% adverse change	($413)
Range of discount rates	8.0-14.0%
Impact on fair value of 10% adverse change	($67)
Impact on fair value of 20% adverse change	($132)

These sensitivities are hypothetical and should be considered with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., increased market interest rates may result in lower prepayments and increased credit losses), which could magnify or counteract the sensitivities. Further, these sensitivities show only the change in the asset balances and do not show any expected change in the fair value of the instruments used to manage the interest rates and prepayment risks associated with these assets.

Our servicing rights’ primary risk is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher than expected prepayments, which could reduce the value of the mortgage servicing rights. We economically hedge the income statement impact of these risks with both derivative and non-derivative financial instruments. These instruments include interest rate swaps, caps and floors, options to purchase these items, futures and forward contracts and/or purchasing or selling U.S. Treasury and principal-only securities. At December 31, 2006, the fair value of derivative financial instruments and non-derivative financial instruments used to mitigate these risks amounted to $159 million and $1.3 billion, respectively. The change in the fair value of the derivative financial instruments amounted to a loss of $281 million for the year ended December 31, 2006, and is included in servicing asset valuation and hedge activities, net in the Consolidated Statement of Income.

The components of servicing fees were as follows for the year ended December 31, 2006:

($ in millions)	Total

Contractual servicing fees, net of guarantee fees and including subservicing	$1,327
Late fees	130
Ancillary fees	127

Total	$1,584

At December 31, 2006, we pledged MSRs of $2.4 billion as collateral for borrowings.

The following table summarizes activity related to MSRs, which prior to January 1, 2006, were carried at lower of cost or fair value:

Year ended December 31, ($ in millions)	2005	2004

Balance at beginning of year	$4,819	$4,869
Originations and purchases, net of sales	1,546	1,554
Amortization	(1,106)	(879)
SFAS 133 hedge valuation adjustments	86	(272)
Transfers to assets held for sale (a)	(632)	—
Other than temporary impairment	(55)	(453)

Balance at end of year	$4,658	$4,819
Valuation allowance	(643)	(929)

Carrying value at end of year	$4,015	$3,890

Estimated fair value at end of year	$4,021	$3,990

(a)	At December 31, 2005, $632 in Capmark mortgage servicing rights, net were transferred to assets held for sale in our Consolidated Balance Sheet.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The following table summarizes activity related to changes in the valuation allowance for impairment of MSRs:

Year ended December 31, ($ in millions)	2005	2004

Valuation allowance at beginning of period	$929	$1,149
Additions (deductions) (a)	(237)	233
Other than temporary impairment	(55)	(453)
Other	6	—

Valuation allowance at end of year	$643	$929

(a)	Changes to the valuation allowance are reflected as a component of amortization and impairment of servicing rights in our Consolidated Statement of Income.

During 2005 and 2004, we recorded other than temporary impairment of $55 million and $453 million, respectively, reducing both the MSRs’ gross carrying value and valuation allowance by this amount. This amount was based on a statistical analysis of historical changes in mortgage and other market interest rates to determine the amount that the MSRs asset value will increase with only a remote probability of occurring. The adjustment to the valuation allowance reduces the maximum potential future increase to the MSRs’ carrying value (under lower of cost or market accounting), but it has no impact on the net carrying value of the asset or on earnings.

We have an active risk management program to hedge the value of MSRs. The MSRs management program contemplates the use of derivative financial instruments and treasury securities and principal-only securities that experience changes in value offsetting those of the MSRs in response to changes in market interest rates. See Note 15 for a discussion of the derivative financial instruments used to hedge mortgage servicing rights. U.S. Treasury securities used in connection with this risk management strategy are designated as trading or available for sale. At December 31, 2005, there were $2.1 billion of U.S. Treasury securities outstanding related to this risk management activity, which were reflected as investment securities. Principal-only securities are designated as trading. At December 31, 2005, there was $596 million in principal-only securities related to this risk management activity.

The key economic assumptions and the sensitivity of the current fair value of MSRs to immediate 10% and 20% adverse changes in those assumptions are as follows:

Year ended December 31, ($ in millions)	2005	2004

Estimated fair value of MSRs	$4,021	$3,990

Range of prepayment speeds (constant prepayment rate)	8.3-28.2%	2.0-29.8%
Impact on fair value of 10% adverse change	($183)	($189)
Impact on fair value of 20% adverse change	($345)	($359)
Range of discount rates	8.0-12.7%	9.4-12.6%
Impact on fair value of 10% adverse change	($106)	($107)
Impact on fair value of 20% adverse change	($206)	($207)

These sensitivities are hypothetical and should be considered with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., increased market interest rates may result in lower prepayments and increased credit losses), which could magnify or counteract the sensitivities. Further, these sensitivities show only the change in the asset balances and do not show any expected change in the fair value of the instruments used to manage the interest rate and prepayment risks associated with these assets.

 10 Premiums and Other Insurance Receivables

Premiums and other insurance receivables consisted of the following:

December 31, ($ in millions)	2006	2005

Prepaid reinsurance premiums	$367	$359
Reinsurance recoverable on unpaid losses	876	762
Reinsurance recoverable on paid losses (a)	95	87
Premiums receivable (b)	678	665

Total premiums and other insurance receivables	$2,016	$1,873

(a)	Net of $1 and $1 allowance for uncollectible reinsurance recoverable on paid losses at December 31, 2006 and 2005, respectively.
(b)	Net of $7 and $8 allowance for uncollectible premiums receivable at December 31, 2006 and 2005, respectively.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

 11 Other Assets

Other assets consisted of:

December 31, ($ in millions)	2006	2005

Premises and equipment at cost	$1,645	$2,899
Accumulated depreciation	(1,067)	(1,145)

Net premises and equipment	578	1,754
Cash reserve deposits held for securitization trusts (a)	2,623	2,907
Fair value of derivative contracts in receivable position	2,544	3,000
Real estate and other investments (b)	3,068	1,855
Restricted cash collections for securitization trusts (c)	1,858	1,871
Goodwill, net of accumulated amortization	1,827	2,446
Deferred policy acquisition cost	1,740	1,696
Accrued interest and rent receivable	1,315	1,163
Repossessed and foreclosed assets, net	1,215	689
Debt issuance costs	643	726
Servicer advances	606	499
Securities lending	445	—
Investment in used vehicles held for sale, at lower of cost or market	423	503
Subordinated note receivable	250	—
Intangible assets, net of accumulated amortization (d)
Customer lists and contracts	48	16
Trademarks and other	11	15
Receivables related to taxes	9	774
Other assets	4,293	2,528

Total other assets	$23,496	$22,442

(a)	Represents credit enhancement in the form of cash reserves for various securitization transactions we have executed. On November 22, 2006, $710 of cash reserve deposits were transferred to GM as part of a distribution of certain securitized U.S. lease assets. Refer to Note 18 to our Consolidated Financial Statements for further description of the distribution.
(b)	Includes residential real estate investments of $2 billion and $1.3 billion and related accumulated depreciation of $13 and $9 for years ended December 31, 2006 and 2005, respectively.
(c)	Represents cash collection from customer payments on securitized receivables. These funds are distributed to investors as the related secured debt matures.
(d)	Aggregate amortization expense on intangible assets was $16 and $17, including $1 and $8 for Capmark, for the years ended December 31, 2006 and 2005, respectively. Amortization expense is expected to average $10 per year over the next five fiscal years. In addition, during 2006, our Commercial Finance Group had $13 of intangible assets that were deemed impaired and subsequently written off during the third quarter of 2006.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The changes in the carrying amounts of goodwill for the periods indicated were as follows:

	North
	American	International
($ in millions)	Operations	Operations	ResCap	Insurance	Other	Total

Goodwill at beginning of 2005	$14	$515	$455	$666	$1,624	$3,274
Goodwill acquired	—	3	16	3	—	22
Impairment losses (a)	—	—	—	—	(712)	(712)
Other	—	—	(4)	—	(18)	(22)
Foreign currency translation effect	—	(14)	(7)	—	(36)	(57)
Transfers to assets held for sale (b)	—	—	—	—	(59)	(59)

Goodwill at beginning of 2006	$14	$504	$460	$669	$799	$2,446
Goodwill acquired	—	—	3	148	—	151
Impairment losses (c)	—	—	—	—	(827)	(827)
Other	—	3	1	—	—	4
Foreign currency translation effect	—	16	7	2	28	53

Goodwill at end of 2006	$14	$523	$471	$819	$—	$1,827

(a)	During the fourth quarter of 2005, we completed our goodwill impairment analysis of our Commercial Finance Group (CFG) reporting unit in accordance with SFAS 142. The CFG reporting unit’s goodwill related primarily to its 1999 acquisition of The Bank of New York’s commercial finance business. With the assistance of a third party, management performed an assessment of the fair value of the CFG reporting unit. The fair value of the CFG reporting unit was determined using the average of an internally developed discounted cash flow methodology and a valuation derived from recent market precedent transactions. Based on this assessment, it was determined that indicators of impairment existed as the carrying amount of the CFG reporting unit including goodwill exceeded its fair value. These indicators were largely attributed to current competitive conditions in the industry in which CFG operates, the relative level of liquidity in its market and the CFG reporting unit experiencing declining margins and a more difficult environment for growth than anticipated in previous forecasts. Because the carrying amount of the CFG reporting unit, including goodwill, as a whole exceeded its fair value, management assessed the fair value of the CFG reporting unit’s individual assets, including identifiable intangible assets and liabilities, to derive an implied fair value of the CFG reporting unit’s goodwill. Based on this assessment, we recorded an impairment charge of $648 in the fourth quarter of 2005 as it was determined that the carrying value of the CFG reporting unit’s goodwill was greater than its implied fair value. In addition, other includes impairment losses of $64 related to the former GMAC Commercial Mortgage business.
(b)	At December 31, 2005, $59 of goodwill in the former GMAC Commercial Mortgage business was transferred to assets held for sale in our Consolidated Balance Sheet.
(c)	Following attrition of key personnel around the middle of the year, our Commercial Finance reporting unit initiated a goodwill impairment test, in accordance with SFAS 142, outside the normal fourth quarter cycle. A necessary precedent to such test was a thorough review of the business by new leadership, with a particular focus on long-term strategy. As a result of the review the operating divisions were reorganized and the decision was made to implement a different exit strategy for the workout portfolio and to exit product lines with lower returns. These decisions had a significant impact on expected asset levels and growth rate assumptions used to estimate the fair value of the business. In particular, the analysis performed during the third quarter incorporates management’s decision to discontinue activity in the equipment finance business, which had a portfolio of over $1 billion, representing approximately 20% of Commercial Finance business’s average commercial loan portfolio during 2006. Consistent with the prior analysis, the fair value of the Commercial Finance business was determined using an internally developed discounted cash flow analysis based on five-year projected net income and a market driven terminal value multiple. Based upon the results of the assessment, we concluded that the carrying value of goodwill exceeded its fair value, resulting in an impairment loss of $827 during 2006.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

 12 Debt

The presentation of debt in the following table is classified between domestic and foreign based on the location of the office recording the transaction.

	Weighted
	average interest
	rates (a)		2006			2005
December 31, ($ in millions)	2006	2005	Domestic	Foreign	Total	Domestic	Foreign	Total

Short-term debt
Commercial paper			$742	$781	$1,523	$227	$297	$524
Demand notes			5,917	157	6,074	5,928	119	6,047
Bank loans and overdrafts			991	5,272	6,263	1,165	5,487	6,652
Repurchase agreements and other (b)			22,506	7,232	29,738	22,330	5,954	28,284

Total short-term debt	5.8%	4.6%	30,156	13,442	43,598	29,650	11,857	41,507
Long-term debt
Senior indebtedness
Due within one year	5.5%	4.9%	20,010	15,204	35,214	31,286	10,443	41,729
Due after one year	5.9%	5.2%	135,693	22,589	158,282	147,288	23,862	171,150

Total long-term debt (c)	5.9%	5.2%	155,703	37,793	193,496	178,574	34,305	212,879
Fair value adjustment (d)			(3)	(106)	(109)	310	2	312

Total debt			$185,856	$51,129	$236,985	$208,534	$46,164	$254,698

(a)	The weighted average interest rates include the effects of derivative financial instruments designated as hedges of debt.
(b)	Repurchase agreements consist of secured financing arrangements with third parties at ResCap. Other primarily includes non-bank secured borrowings, as well as Notes payable to GM. Refer to Note 18 to our Consolidated Financial Statements for further details.
(c)	We have issued warrants to subscribe for up to $300 aggregate principal amount of 6.5% notes due October 15, 2009. The warrants entitle the holder to purchase from us the aggregate principal amount at par plus any accrued interest. The warrants are exercisable up to and including October 15, 2007. In December 2003 and February 2004, $125 of the warrants were exercised each year, resulting in $50 aggregate principal amount of these warrants remaining outstanding.
(d)	To adjust designated fixed rate debt to fair value in accordance with SFAS 133.

The following summarizes assets that are restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements:

	2006		2005
		Related secured		Related secured
December 31, ($ in millions)	Assets	debt (a)	Assets	debt (a)

Loans held for sale	$22,834	$20,525	$16,147	$12,647
Mortgage assets held for investment and lending receivables	80,343	68,333	78,820	71,083
Retail automotive finance receivables	21,320	19,098	20,427	18,888
Investment securities	3,662	4,523	3,631	4,205
Investment in operating leases, net (b)	6,851	6,456	13,136	11,707
Real estate investments and other assets	8,025	4,550	4,771	2,608

Total	$143,035	$123,485	$136,932	$121,138

(a)	Included as part of secured debt are repurchase agreements of $11.5 and $9.9 billion where we have pledged assets, reflected as investment securities, as collateral for approximately the same amount of debt at December 31, 2006 and 2005, respectively.
(b)	On November 22, 2006, GM assumed $10.1 billion of debt secured by $12.6 billion of net operating lease assets that GMAC distributed to GM. Refer to Note 18 to our Consolidated Financial Statements for further discussion of the distribution.

From time to time, we repurchase previously issued debt as part of our cash and liquidity management strategy. In October 2006 we successfully completed a debt tender offer by paying $1 billion to retire a portion of our deferred interest debentures, resulting in a $135 million after-tax loss, which will generate significant interest savings going forward. In addition, on December 15, 2006, we entered into an agreement to sell $1 billion of Senior Unsecured Notes due December 15, 2011.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The following table presents the scheduled maturity of long-term debt at December 31, 2006, assuming that no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related secured assets.

Year ended December 31, ($ in millions)	Secured	Unsecured	Total

2007	$12,391	$22,823	$35,214
2008	16,708	16,551	33,259
2009	6,392	11,066	17,458
2010	2,058	7,908	9,966
2011	1,580	13,336	14,916
2012 and thereafter	55,185	27,884	83,069

Long-term debt (a)	94,314	99,568	193,882
Unamortized discount	(35)	(351)	(386)

Total long-term debt	$94,279	$99,217	$193,496

(a)	Debt issues totaling $14,628 are redeemable at or above par, at our option anytime prior to the scheduled maturity dates, the latest of which is November 2049.

To achieve the desired balance between fixed and variable rate debt, we utilize interest rate swap and interest rate cap agreements. The use of such derivative financial instruments had the effect of synthetically converting $53.3 billion of our $147.3 billion of fixed rate debt into variable rate obligations and $40.1 billion of our $90.1 billion of variable rate debt into fixed rate obligations at December 31, 2006. In addition, certain of our debt obligations are denominated in currencies other than the currency of the issuing country. Foreign currency swap agreements are used to hedge exposure to changes in the exchange rates of these obligations.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

Liquidity facilities
Liquidity facilities represent additional funding sources, if required. The financial institutions providing the uncommitted facilities are not legally obligated to fund those facilities. The following table summarizes the liquidity facilities maintained by us.

					Total		Unused
	Committed		Uncommitted		liquidity		liquidity
	facilities		facilities		facilities		facilities
December 31, ($ in billions)	2006	2005	2006	2005	2006	2005	2006	2005

Automotive Finance operations:
Syndicated multicurrency global credit facility (a)	$7.6	$7.4	$—	$—	$7.6	$7.4	$7.6	$7.4
ResCap (b)	3.9	3.9	1.9	0.9	5.8	4.8	2.7	2.2
Other:
U.S. asset-backed commercial paper liquidity and receivables facilities (c)	18.3	21.5	—	—	18.3	21.5	18.3	21.5
Other foreign facilities (d)	3.3	2.9	8.8	7.5	12.1	10.4	3.1	1.7

Total bank liquidity facilities	33.1	35.7	10.7	8.4	43.8	44.1	31.7	32.8

Secured funding facilities
Automotive Finance operations (e)	36.6	28.1	—	—	36.6	28.1	9.8	5.6
ResCap (f)	29.4	26.8	73.3	42.1	102.7	68.9	59.7	35.1
Whole loan forward flow agreements	45.5	64.2	—	—	45.5	64.2	45.5	64.2
Other (g)	3.9	0.6	—	—	3.9	0.6	2.3	0.1

Total secured funding facilities	115.4	119.7	73.3	42.1	188.7	161.8	117.3	105.0

Total	$148.5	$155.4	$84.0	$50.5	$232.5	$205.9	$149.0	$137.8

(a)	The entire $7.6 is available for use in the U.S., $0.8 is available for use by GMAC (UK) plc and $0.8 is available for use by GMAC International Finance B.V. in Europe.
(b)	ResCap maintains $3.5 of syndicated bank facilities, consisting of $1.75 syndicated term loan committed through July 2008, an $875 million syndicated line of credit committed through July 2008 and an $875 million syndicated line of credit committed through July 2007.
(c)	Relates to New Center Asset Trust (NCAT), which is a special purpose entity administered by us for the purpose of funding assets as part of our securitization funding programs. This entity funds assets primarily through the issuance of asset-backed commercial paper and represents an important source of liquidity to us. At December 31, 2006, NCAT had commercial paper outstanding of $9.5, which is not consolidated in the Consolidated Balance Sheet.
(d)	Consists primarily of credit facilities supporting operations in Canada, Europe, Latin America and Asia-Pacific.
(e)	In August 2006 we closed a three-year, $10 billion facility with a subsidiary of Citigroup.

(f)	ResCap’s primary sources of secured financing include whole-loan sales, secured aggregation facilities, asset-backed commercial paper facilities, and repurchase agreements. In addition to the above, ResCap’s collateralized borrowings in securitized trusts totaled $53.3 and $56.1 as of December 31, 2006 and 2005, respectively.

(g)	Consists primarily of Commercial Finance secured funding facilities.

The syndicated multi-currency global facility includes a $4.35 billion five-year facility (expires June 2008) and a $3.25 billion 364-day facility (expires June 2007). The 364-day facility includes a term out option which, if exercised by us prior to expiration, carries a one-year term. Additionally, a leverage covenant in the liquidity facilities and certain other funding facilities restricts the ratio of consolidated borrowed funds (excluding certain obligations of bankruptcy remote special purpose entities) to consolidated net worth to no greater than 11.0:1 under certain conditions. More specifically, the covenant is only applicable on the last day of any fiscal quarter (other than the fiscal quarter during which a change in rating occurs) during such times that we have senior unsecured long-term debt outstanding, without third-party enhancement, which is rated BBB+ or less (by Standard & Poor’s), or Baa1 or less (by Moody’s). Our leverage ratio covenant was 10.8:1 at December 31, 2006, and we are, therefore, in compliance with this covenant.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

 13 Reserves for Insurance Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the activity in the reserves for insurance losses and loss adjustment expenses.

Year ended December 31,
($ in millions)	2006	2005	2004

Balance at beginning of year	$2,534	$2,505	$2,340
Reinsurance recoverables	(762)	(775)	(871)

Net balance at beginning of year	1,772	1,730	1,469
Net reserves from acquisitions	80	—	—
Incurred related to
Current year	2,513	2,471	2,344
Prior years (a)	(93)	(116)	27

Total incurred (b)	2,420	2,355	2,371
Paid related to
Current year	(1,723)	(1,682)	(1,567)
Prior years	(803)	(619)	(558)

Total paid	(2,526)	(2,301)	(2,125)
Other (c)	8	(12)	15

Net balance at end of year (d)	1,754	1,772	1,730
Reinsurance recoverables	876	762	775

Balance at end of year	$2,630	$2,534	$2,505

(a)	Incurred losses and loss adjustment expenses during 2006 and 2005 were reduced by $93 and $116, respectively, as a result of decreases in prior years’ reserve estimates for certain reinsurance and private passenger automobile coverages in both the United States and internationally. In addition, 2006 included the reduction of reserves related to an insurance program transferred to GM. During 2004, incurred losses and loss adjustment expenses included increases to prior years’ reserve estimates, which were based on additional knowledge available to us during 2004. In addition, 2004 also includes $29 related to reinsurance agreements we decided to commute.

(b)	Reflected net of reinsurance recoveries totaling $306, $342 and $312 for the years ended December 31, 2006, 2005 and 2004, respectively.
(c)	Effects of exchange rate changes for the years ended December 31, 2006, 2005 and 2004.
(d)	Includes exposure to asbestos and environmental claims from the reinsurance of general liability, commercial multiple peril, homeowners’ and workers’ compensation claims. Reported claim activity to date has not been significant. Net reserves for loss and loss adjustment expenses for such matters were $5, $6 and $8 at December 31, 2006, 2005 and 2004, respectively.

 14 Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of:

December 31, ($ in millions)	2006	2005

Deposits
Consumer	$8,200	$4,574
Commercial	2,288	2,280
Fair value of derivative contracts in payable position	1,745	2,447
Employee compensation and benefits (a)	540	1,574
Mortgage escrow deposits	1,366	1,356
Factored client payables	813	819
Securitization trustee payable	902	703
GM payable, net	70	152
Taxes payable (receivable)	249	(169)
Accounts payable	1,844	2,170
Other liabilities	4,642	2,318

Total accrued expenses and other liabilities	$22,659	$18,224

(a)	Reduction reflects $801 of liabilities related to U.S. based GM sponsored other postretirement programs assumed by GM as part of the Sales Transactions.

 15 Derivative Instruments and Hedging Activities

We enter into interest rate and foreign currency futures, forwards, options and swaps in connection with our market risk management activities. Derivative instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, including investment securities, loans held for sale, mortgage servicing rights, debts and deposits, as well as off-balance sheet securitizations. In addition foreign exchange contracts are used to hedge foreign currency denominated debt and foreign exchange transactions. In accordance with SFAS 133, as amended and interpreted, we record derivative financial instruments on the consolidated balance sheet as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative financial instruments and whether it qualifies for hedge accounting treatment.

Our primary objective for utilizing derivative financial instruments is to manage market risk volatility associated with interest rate and foreign currency risks related to the assets and liabilities of the automotive and mortgage operations. Managing this volatility enables us to price our finance and mortgage offerings at competitive rates and to minimize the impact of market risk on our earnings. These strategies are applied on a decentralized basis by the respective automotive finance and mortgage operations, consistent with the level at which market risk is managed, but are subject to various limits and controls at both the local unit and consolidated level. One of the key goals of our strategy is to modify the asset and liability and interest rate mix, including the assets and liabilities associated with securitization transactions that may be

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

recorded in off-balance sheet special purpose entities. In addition, we use derivative financial instruments to mitigate the risk of changes in the fair values of mortgage loans held for sale and mortgage servicing rights. Derivative financial instruments are also utilized to manage the foreign currency exposure related to foreign currency denominated debt. The following summarizes our derivative activity based on the accounting hedge designation:

Fair Value Hedges
Our fair value hedges primarily include hedges of fixed-rate debt and loans held for sale:

•	Debt obligations — Interest rate swaps are used to modify our exposure to interest rate risk by converting fixed rate debt to a floating rate. Generally, individual swaps are designated as hedges of specific debt at the time of issuance with the terms of the swap matching the terms of the underlying debt. As the terms of the swap are designed to match the terms of the debt, a significant portion of our debt obligation hedging relationships receive short-cut treatment under SFAS 133, resulting in the assumption of no hedge ineffectiveness.

•	Loans held for sale — We use derivative financial instruments to hedge exposure to risk associated with our mortgage loans held for sale. After loans are funded, they are generally sold into the secondary market to various investors, often as mortgage-backed securities sponsored by Fannie Mae, Freddie Mac or Ginnie Mae. Mortgage loans that are not eligible for agency sponsored securitization are sold through public or private securitization transactions or in whole loan sales. The primary risk associated with closed loans awaiting sale is a change in the fair value of the loans due to fluctuations in interest rates. Our primary strategies to protect against this risk are selling loans or mortgage-backed securities forward to investors using mandatory and optional forward commitments and the use of interest rate swaps. Hedge periods are closed daily, representative of daily hedge portfolio rebalancing due to new loan funding and sales. Effectiveness is assessed using historical daily hedge period data. We assess hedge effectiveness employing a statistical-based approach, which must meet thresholds for R-squared, slope, and F-statistic.

Cash Flow Hedges
We enter into derivative financial instrument contracts to hedge exposure to variability in cash flows related to floating rate and foreign currency financial instruments. Interest rate swaps are used to modify exposure to variability in expected future cash flows attributable to variable rate debt. Currency swaps and forwards are used to hedge foreign exchange exposure on foreign currency denominated debt by converting the funding currency to the same currency of the assets being financed. Similar to our fair value hedges, the swaps are generally concurrent with the debt issuance, with the terms of the swap matching the terms of the underlying debt.

We use derivative financial instruments to hedge exposure to variability in expected cash flows associated with the future issuance of bonds payable related to securitizations of mortgage loans held for investment. The primary risk associated with these transactions is the variability on the issuance price of the debt securities. Our primary strategy to protect against this risk is selling loans or mortgage-backed securities forward using mandatory and optional forward commitments. Upon issuance of the debt securities, the hedging relationship terminates and the changes in fair value of the hedging instrument are reclassified out of other comprehensive income, a component of equity, and into earnings over the term of the debt securities, as an adjustment to yield.

Economic Hedges not Designated as Accounting Hedges
We utilize certain derivative financial instruments to manage interest rate, price and foreign exchange risks along with the value of MSR’s and mortgage loans, which do not qualify or are not designated as hedges under SFAS 133. As these derivatives are not designated as accounting hedges, changes in the fair value of the derivative instruments are recognized in earnings each period.

•	Mortgage servicing rights — We enter into a combination of derivative contracts that are economic hedges of the servicing rights associated with groups of similar mortgage loans. These derivatives include interest rate caps and floors, futures options, futures, mortgage-backed security options, interest rate swaps and swaptions. The maturities of these instruments range between six months and twenty years. We have entered into written options on U.S. Treasury futures for notional amounts lower than purchased options on futures. The purchased option coverage is at a strike price less than or equal to the corresponding written option coverage, thereby mitigating our loss exposure. We are required to deposit cash in margin accounts maintained by counterparties for unrealized losses on future contracts.

In addition, the following describes other uses of derivatives that do not qualify for or for which we elect not to apply hedge accounting:

•	Off-balance sheet securitization activities — We enter into interest rate swaps to facilitate securitization transactions where the underlying receivables are sold to a non-consolidated qualified special purpose entity (QSPE). As the underlying assets are carried in a non-consolidated entity, the interest rate swaps do not qualify for hedge accounting treatment.

•	Foreign currency debt — We have elected not to treat currency swaps that are used to convert foreign denominated debt back into the functional currency at a floating rate as hedges for accounting purposes. While these currency swaps are similar to the foreign currency cash flow hedges described in the foregoing, we have not designated them as hedges as the changes in the fair values of the currency swaps are substantially offset by the

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

foreign currency revaluation gains and losses of the underlying debt.

•	Mortgage related securities — We use interest rate options, futures, swaps, caps and floors to mitigate risk related to mortgage related securities classified as trading.

•	Callable debt obligations — We enter into cancellable interest rate swaps as economic hedges of certain callable fixed rate debt in connection with our market risk management policy.

The following table summarizes the pre-tax earnings effect for each type of hedge classification, segregated by the asset or liability hedged.

Year ended December 31, ($ in millions)	2006	2005	2004	Income statement classification

Fair value hedge ineffectiveness gain (loss):
Debt obligations	$—	($2)	$1	Interest expense
Mortgage servicing rights	—	57	70	Servicing asset valuation and hedge activities, net
Loans held for sale	(1)	(29)	(12)	Gain on sale of mortgage and automotive loans, net
Cash flow hedges ineffectiveness gain (loss):
Debt obligations	—	3	(19)	Interest expense
Economic hedge change in fair value:
Off-balance sheet securitization activities:
Automotive Finance operations	2	(36)	(26)	Other income
Mortgage operations	—	1	(18)	Other income
Foreign currency debt (a)	54	(202)	44	Interest expense
Loans held for sale or investment	35	59	(60)	Gain on sale of mortgage and automotive loans, net
Mortgage servicing rights	(281)	(55)	(7)	Servicing asset valuation and hedge activities, net
Mortgage related securities	3	(42)	(95)	Investment income
Callable debt obligations	(22)	(240)	(82)	Interest expense
Other	21	(11)	(18)	Other income, Interest expense,
				Other operating expenses

Total loss	($189)	($497)	($222)

(a)	Amount represents the difference between the changes in the fair values of the currency swap, net of the revaluation of the related foreign denominated debt.

The following table presents additional information related to our derivative financial instruments.

Year ended December 31, ($ in millions)	2006	2005	2004

Net gain on fair value hedges excluded from assessment of effectiveness	$—	$59	$180
Expected reclassifications from other comprehensive income to earnings (a)	8	12	(1)

(a)	Estimated to occur over the next 12 months.

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties which owe us under the contract completely fail to perform under the terms of those contracts, assuming no recoveries of underlying collateral, as measured by the market value of the derivative financial instrument. At December 31, 2006 and 2005, the market value of derivative financial instruments in an asset or receivable position (from our perspective) was $2.5 billion and $3.0 billion, including accrued interest of $0.6 billion and $0.7 billion, respectively. We minimize the credit risk exposure by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines. As of December 31, 2006, more than 74% of our exposure is with counterparties with a Fitch rating of A+ or higher (or an equivalent rating from another rating agency if a counterparty is not rated by Fitch), as compared with more than 84% as of December 31, 2005. Additionally, we reduce credit risk on the majority of our derivative financial instruments by entering into legally enforceable agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. To further mitigate the risk of counterparty default, we maintain collateral agreements with certain counterparties. The agreements require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments meet established thresholds. We have placed cash deposits totaling $206 million and $125 million at December 31, 2006 and 2005, respectively, in accounts maintained by counterparties. We have received cash deposits from counterparties totaling $215 million and $247 million at December 31, 2006 and 2005, respectively. The cash deposits placed and received are included in our Consolidated Balance Sheet in Other assets and Accrued expenses and other liabilities, respectively.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

 16 Pension and Other Postretirement Benefits

Pension
Until the consummation of the Sale Transactions, a number of our employees were eligible to participate in various domestic and foreign pension plans of GM. While we were a participating employer in these plans, GM allocated to us a portion of their pension expense which is made on a pro-rata basis and, as such, is impacted by the various assumptions (discount rate, return on plan assets, etc.) that GM utilized in determining its pension obligation. Detailed information about GM’s pension plans can be found in the GM Annual Report Form 10-K, filed separately with the SEC, which report is not deemed to be incorporated into any our filings under the SEC Act or Exchange Act. Certain of our other employees (primarily at our ResCap, Commercial Finance, Insurance and International Automotive Finance groups) participate in separate retirement plans that provide for pension payments to eligible employees upon retirement based on factors such as length of service and salary.

During 2006, GM announced that, effective immediately, it would freeze accrued pension benefits for U.S. salaried employees. Furthermore, effective November 30, 2006, upon completion of the sale, our employees were no longer eligible to participate in these pension plans. Also, pursuant to the purchase and sale agreement we transferred, froze or terminated a significant portion of our non-GM sponsored defined benefit plans during 2006. As such, at December 31, 2006, our pension obligation is lower than in previous periods. A listing of the more significant 2006 pension transactions is discussed below:

•	During the second quarter, we approved the freezing of the benefit accrual of a defined benefit retirement plan as of December 31, 2006, covering primarily ResCap employees. No further participant benefits will accrue subsequent to that date and no new entrants will be permitted in the plan. As a result of these developments, a curtailment gain of approximately $43 million was recorded in compensation and benefits expense on our Consolidated Statement of Income.

•	During the third quarter, GMAC Commercial Finance UK and GMAC Commercial Finance Canada announced intentions to terminate their retirement plans, resulting in a curtailment loss of approximately $9 million expense recorded in compensation and benefits expense on our Consolidated Statement of Income.

•	During the fourth quarter, we expensed payments to the plans of approximately $48 million to fully fund the GMAC portion of the GM U.K. pension plans. These payments were required as a Section 75 debt obligation under the UK Pension Act of 2004 and were recorded in compensation and benefits expense on our Consolidated Statement of Income.

•	We transferred to GM the financial liability associated with the GMAC portion of certain GM plans in Canada as of November 30, 2006.

During 2005, GMAC Commercial Finance terminated the GMAC Commercial Credit LLC U.S. Retirement Plan, resulting in an extinguishment of approximately $11 million in accumulated benefits.

The following summarizes information relating to our non-GM sponsored plans:

Year ended December 31, ($ in millions)	2006	2005

Benefit obligation	$434	$443
Fair value of plan assets	391	334

Funded status	(43)	(109)
Unrecognized net actuarial gain	16	75
Unrecognized prior service cost	2	3
Net transition obligation	—	(1)

Accrued pension cost	($25)	($32)

Net pension expense, which is recorded in compensation and benefits expense on our Consolidated Statement of Income, includes the curtailment and other gains and losses from the transactions described above. Net pension expense for our employees that participated in GM sponsored plans totaled $80 million, $60 million and $50 million for 2006, 2005 and 2004, respectively; net pension expense for non-GM sponsored plans totaled ($3) million, $28 million and $44 million for 2006, 2005 and 2004, respectively. Based on the termination of our eligibility in the GM sponsored plans and the transactions we have completed to change our defined benefit plans discussed above, we anticipate that our net pension expense will not be significant for future years. Contributions to non-GM sponsored pension plans for 2006 were approximately $4 million, and we expect these contribution levels to remain minimal for our defined benefit plans worldwide in 2007.

The expected rate of return on plan assets is an estimate we determine by summing the expected inflation and the expected real rate of return on stocks and bonds based on allocation percentages within the trust. The weighted average assumptions for the non-GM sponsored pension plans are as follows:

Year ended December 31,	2006	2005

Discount rate	5.47%	5.71%
Expected return on plan assets	8.48%	8.61%
Rate of compensation increase	4.40%	4.66%

Other Postretirement Benefits
Certain of our subsidiaries participated in various postretirement medical, dental, vision and life insurance plans of GM, while other subsidiaries participated in separately maintained postretirement plans. These benefits were funded as incurred from our general assets. We previously accrued postretirement benefit costs over the active service period of employees to the date of full eligibility for

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

such benefits. Effective November 30, 2006, upon completion of the sale, our employees were no longer eligible to participate in GM’s postretirement plans. Prior to the sale, GM agreed to assume or retain approximately $801 million of liabilities related to U.S. based GM sponsored other postretirement benefit programs for our employees, as well as approximately $302 million of related deferred tax assets, and the net amount was recorded as a capital contribution. We have provided for certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as other postretirement benefits. Notwithstanding the recording of such amounts and the use of these terms, we do not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans (other than pensions) represent legally enforceable liabilities. Other postretirement benefits expense, which is recorded in Compensation and benefits expense in our Consolidated Statement of Income, totaled $35 million in 2006, which was lower than the $88 million and $72 million in 2005 and 2004, respectively, primarily due to GM’s restructuring of its benefit plans and the other transactions mentioned above. We expect our other postretirement expense to be minimal in future years.

Defined Contribution Plan
A significant number of our employees are covered by defined contribution plans. Employer contributions vary based on criteria specific to each individual plan and amounted to $40 million, $41 million, and $39 million in 2006, 2005 and 2004, respectively, and were recorded in Compensation and benefit expenses in our Consolidated Statement of Income. As a result of the sale and the associated reorganization of our employee benefit plans, the number of employees covered by defined contribution plans and the required employer contributions are expected to increase during 2007.

 17 Income Taxes

Effective November 28, 2006, GMAC, along with certain U.S. subsidiaries, became disregarded or pass-through entities for U.S. federal income tax purposes. Income taxes incurred by these converting entities have been provided through November 30, 2006, as required under the tax sharing agreement between GM and GMAC. Subsequent to November 30, 2006, income taxes have not been provided for these entities as they ceased to be taxable entities, with the exception of a few local jurisdictions that continue to tax LLCs or partnerships. Due to our change in tax status, a net deferred tax liability was eliminated through income tax expense totaling $791 million. Members each report their share of our taxable income in their respective income tax returns. Our banking, insurance and foreign subsidiaries are generally corporations and continue to be subject to and provide for U.S. federal and foreign income taxes. The income tax expense related to these corporations is included in our income tax expense, along with other miscellaneous state, local and franchise taxes of GMAC and certain other subsidiaries.

The significant components of income tax expense were as follows:

Year ended December 31, ($ in millions)	2006	2005	2004

Current income tax expense
U.S. federal	$1,115	$620	$1,452
Foreign	432	52	128
State and local	43	17	(43)

Total current expense	1,590	689	1,537

Deferred income tax expense
U.S. federal	(396)	168	(466)
Foreign	(316)	271	142
State and local	16	69	149

Total deferred (benefit) expense	(696)	508	(175)

Total income tax expense before change in tax status	894	1,197	1,362
Change in tax status	(791)	—	—

Total income tax expense	$103	$1,197	$1,362

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

A reconciliation of the statutory U.S. federal income tax rate to our effective tax rate applicable to income and our change in tax status is shown in the following table.

Year ended December 31,	2006	2005	2004

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Change in tax rate resulting from:
State and local income taxes, net of federal income tax benefit	1.8	1.8	2.7
Tax-exempt income	(0.9)	(1.1)	(0.9)
Foreign income tax rate differential	(5.4)	(1.9)	(1.3)
Goodwill impairment	7.5	—	—
Other (a)	(0.8)	.6	(3.5)

Effective tax rate before change in tax status	37.2	34.4	32.0
Effect of tax status change	(35.5)	—	—
LLC loss not subject to federal or state income taxes	2.9	—	—

Effective tax rate	4.6%	34.4%	32.0%

(a)	In 2004, principally reflects the benefit of favorable settlements with various tax authorities (both U.S. and International), as well as the impact of changes in reserve requirements.

Deferred tax assets and liabilities result from differences between assets and liabilities measured for financial reporting purposes and those measured for income tax return purposes. Under the terms of the Purchase and Sale Agreement between GM and FIM Holdings LLC, the distribution of lease assets and assumption by GM of certain postretirement benefits resulted in a reduction of deferred tax liabilities and assets of $1,845 million and $302 million, respectively. Additionally, the change in tax status resulted in a $791 million reduction in income tax expense related to the elimination of deferred tax liabilities and assets of $1,486 million and $695 million, respectively. The significant components of deferred tax assets and liabilities after consideration of these adjustments are reflected in the following table.

December 31, ($ in millions)	2006	2005

Deferred tax liabilities
Lease transactions	$1,236	$4,020
Deferred acquisition costs	560	676
Unrealized gains on securities	54	277
Sales of finance receivables	41	(327)
State and local taxes	3	118
Mortgage servicing rights	15	857
Debt issuance costs	—	316
Goodwill	3	(102)
Other	146	189

Gross deferred tax liabilities	2,058	6,024

Deferred tax assets
Unearned insurance premiums	293	297
Tax carryforwards	206	54
Manufacturer incentive payments	132	—
Provision for credit losses	91	809
Postretirement benefits	15	301
Hedging transactions	2	(61)
Other	312	260

Gross deferred tax assets	1,051	1,660

Net deferred tax liability (a)	$1,007	$4,364

(a)	GMAC Commercial Mortgage’s net deferred tax asset of $169 million was transferred to liabilities related to assets held for sale in our Consolidated Balance Sheet as of December 31, 2005.

At December 31, 2006, our net assets of flow-through entities exceeded their tax basis by approximately $2,460 million, primarily related to lease transactions, mortgage servicing rights and sales of finance receivables.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

Foreign pre-tax income totaled $336 million in 2006, $988 million in 2005 and $1,003 million in 2004. Foreign pre-tax income is subject to U.S. taxation when effectively repatriated. For our entities that are disregarded for U.S. federal income tax purposes, it is the responsibility of our members to provide federal income taxes on the undistributed earnings of foreign subsidiaries to the extent that such earnings are not deemed permanently reinvested outside the United States. For our banking and insurance subsidiaries that continue to be subject to U.S. federal income taxes, we provide for federal income taxes on the undistributed earnings of foreign subsidiaries, except to the extent that such earnings are indefinitely reinvested outside the United States. At December 31, 2006, $4,388 million of accumulated undistributed earnings of foreign subsidiaries was indefinitely reinvested. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

For the eleven months ending November 30, 2006, and years ending 2005 and 2004, GM had consolidated federal net operating losses. After GM utilized all prior year federal carryback potential, the remaining net operating losses were carried forward. The consolidated federal net operating losses also created charitable contribution deduction and foreign tax credit carryforwards. Pursuant to the tax sharing agreement between GM and us, our consolidated allocation of tax attributes from GM for this time period’s federal net operating losses (due to certain loss subsidiaries), charitable contributions deduction and foreign tax credits are carried forward for our subsidiaries that remain separate U.S. tax paying entities. For the Company and certain subsidiaries which have converted to limited liability companies and have elected to be treated as pass-through entities, intercompany receivables from GM related to tax attributes totaling $1.1 billion were dividended to GM as of November 30, 2006. For comparative purposes, at December 31, 2005, we had an intercompany tax receivable from GM of $690 million. The receivable was comprised of federal net operating loss carryforward of $611 million, charitable contributions carryforward of $12 million and foreign tax credit carryforward of $67 million.

Under the terms of the Purchase and Sale Agreement between GM and FIM Holdings LLC, the tax sharing agreement between GM and us was terminated as of November 30, 2006. Terms of the sale agreement stipulate that GM will indemnify us for any contingent tax liabilities related to periods prior to November 30, 2006, that would be in excess of those established as of the sale date. Additionally, net tax related assets consisting of tax deposits, claims and contingencies as of November 30, 2006, for the converting entities have been assumed by and transferred to GM through equity totaling $107 million.

We have open tax years primarily from 2001 to current with various U.S. and foreign taxing jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they related to timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. We have established a liability of approximately $375 million for those matters where the amount of loss is probable and estimable. This amount includes the liability related to our banking, insurance and foreign subsidiaries that continue to be subject to U.S. and foreign income taxes, as well as the liability for the converting entities related to state and local jurisdictions where we previously filed as a separate company taxpayer. The amount of the liability is based on management’s best estimate given our history with similar matters and interpretations of current laws and regulations.

In June 2006 the FASB issued FIN 48. The adoption of this Interpretation as of January 1, 2007, is not expected to not have a material impact on our consolidated financial position.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

 18 Related Party Transactions

Balance Sheet
A summary of the balance sheet effect of transactions with GM, FIM Holdings and affiliated companies is as follows:

December 31, ($ in millions)	2006	2005

Assets:
Available for sale investment in asset-backed security (a)	$471	$—
Finance receivables and loans, net of unearned income (b)
Wholesale auto financing	938	1,159
Term loans to dealers	207	207
Investment in operating leases, net (c)	290	286
Notes receivable from GM (d)	1,975	4,565
Other assets
Real estate leases (e)	28	1,005
Receivable related to taxes due from GM (f)	317	690
Other (g)	22	—
Liabilities:
Unsecured debt
Notes payable to GM	60	1,190
Accrued expenses and other liabilities (h)
Wholesale payable	499	802
Subvention receivables (rate and residual support)	(309)	(133)
Insurance premium and contract payable (receivable)	1	(81)
Lease pull ahead receivable	(62)	(189)
Other receivables	(101)	(246)
Preferred interests (i)	2,195	—
Equity:
Dividends paid to GM (j)	9,739	2,500
Capital contributions received (k)	951	—
Preferred interest accretion to redemption value	295	—

(a)	In November 2006, GMAC retained an investment in a note secured by operating lease assets transferred to GM. As part of the transfer, GMAC provided a note to the trust, a wholly owned subsidiary of GM. The note is classified in Investment Securities on our Consolidated Balance Sheet.
(b)	Represents wholesale financing and term loans to certain dealerships wholly owned by GM or in which GM has an interest.
(c)	Includes net balance of vehicles, buildings and other equipment classified as operating lease assets that are leased to GM affiliated entities.
(d)	Includes borrowing arrangements with GM Opel and arrangements related to our funding of GM company-owned vehicles, rental car vehicles awaiting sale at auction, our funding of the sale of GM vehicles through the use of overseas distributors and amounts related to GM trade supplier finance program. In addition, we provide wholesale financing to GM for vehicles in which GM retains title while the vehicles are consigned to us or dealers in the UK and Italy. The financing to GM remains outstanding until the title is transferred to the dealers. The amount of financing provided to GM under this arrangement varies based on inventory levels.
(e)	During 2000 GM entered into a 16-year lease arrangement, under which we agreed to fund and capitalize improvements to three Michigan properties leased by GM totaling $1.2 billion. In 2004 the lease arrangement was increased to $1.3 billion. The total construction advances as of December 30, 2005, were $971. On October 31, 2006, these assets were transferred to GM in the form of a non-cash dividend. Subsequently, the lease arrangement was terminated, and no further payments or advances will be made. The balance at December 31, 2006, represents Argonaut dealership leases.
(f)	In November 2006, GMAC transferred NOL tax receivables to GM for entities converting to an LLC. For all non-converting entities, the amount was reclassified to deferred income taxes on the Consolidated Balance Sheet. At December 31, 2006, this balance represents an overpayment of taxes and was included in accrued expenses and other liabilities on our Consolidated Balance Sheet.
(g)	Represents certain servicing activities related to automotive leases distributed to GM on November 22, 2006.
(h)	Includes (receivables) payables from GM as follows: wholesale settlements payable to GM, subvention receivables due from GM and other (receivables) payables due to/from GM, which are included in accrued expenses and other liabilities and debt, respectively.
(i)	Represents proceeds from preferred interests issued in November and held by a wholly owned subsidiary of GM of $1,555 and FIM Holdings of $555 and the related accrued dividends of $21 and redemption premium of $64.
(j)	Amount includes cash dividends of $4.8 billion and non-cash dividends of $4.9 billion in 2006. During the fourth quarter of 2006 in connection with the Sale Transactions, GMAC made $7.8 billion of dividends to GM which was comprised of the following (i) a cash dividend of $2.7 billion representing a one-time distribution to GM primarily to reflect the increase in GMAC’s equity resulting from the elimination of a portion of our net deferred tax liabilities arising from the conversion of GMAC and certain of our subsidiaries to a limited liability company, (ii) certain assets with respect to automotive leases owned by GMAC and its affiliates having a net book value of approximately $4.0 billion and related deferred tax liabilities of $1.8 billion, (iii) certain Michigan properties with a carrying value of approximately $1.2 billion to GM, (iv) intercompany receivables from GM related to tax attributes of $1.1 billion, (v) net contingent tax assets of $491 and (vi) other miscellaneous transactions.
(k)	Amount is comprised of the following (i) approximately $801 of liabilities related to U.S. and Canadian based GM sponsored other postretirement programs and related deferred tax assets of $302, (ii) contingent tax liabilities of $384 assumed by GM and (iii) deferred tax assets transferred from GM of $68.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

In October 2005 we repurchased operating lease assets and related deferred tax liabilities from GM previously sold to them under a purchase and sale agreement. The leases were repurchased at fair market value; however, the assets and liabilities were transferred at their carrying value because this was a transaction between related parties. The difference between the net assets acquired and the proceeds remitted to GM is reflected as a reduction to our stockholder’s equity.

Retail and lease contracts acquired by us that included rate and residual subvention from GM, payable directly or indirectly to GM dealers, as a percent of total new retail installment and lease contracts acquired, were as follows:

Year ended December 31,	2006	2005

GM and affiliates rate subvented contracts acquired:
North American operations (a)	90%	78%
International operations	49%	53%

(a)	The increase in 2006 is primarily due to the 72-hour sale that occurred in July 2006. Contracts were sold at 0% financing for 72 months.

GM also provides payment guarantees on certain commercial assets we have outstanding with certain third-party customers. As of December 31, 2006, and December 31, 2005, commercial obligations guaranteed by GM were $216 million and $934 million, respectively. In addition, we have a consignment arrangement with GM for commercial inventories in Europe. As of December 31, 2006 and 2005, commercial inventories related to this arrangement were $151 million and $108 million, respectively, and are reflected in Other assets in our Consolidated Balance Sheet.

Income Statement
A summary of the income statement effect of transactions with GM and affiliated companies is as follows:

Year ended December 31, ($ in millions)	2006	2005	2004

Net financing revenue:
GM and affiliates lease residual value support (a)	$749	$507	$560
Wholesale subvention and service fees from GM	207	159	174
Interest paid on loans from GM	(50)	(46)	(45)
Consumer lease payments from GM (b)	74	168	348
Insurance premiums earned from GM	334	384	450
Other income:
Interest on notes receivable from GM and affiliates	282	300	153
Interest on wholesale settlements (c)	183	150	101
Revenues from GM leased properties, net	93	79	73
Derivatives (d)	(2)	—	—
Service fee income:
GMAC of Canada operating lease administration (e)	—	18	28
Rental car repurchases held for resale (f)	18	22	16
U.S. Automotive operating leases (g)	37	—	—
Expense:
Employee retirement plan costs allocated by GM	136	157	129
Off-lease vehicle selling expense reimbursement (h)	(29)	(17)	(51)
Payments to GM for services, rent and marketing expenses (i)	106	131	281

(a)	Represents total amount of residual support and risk sharing paid (or invoiced) under the residual support and risk sharing programs and deferred revenue related to the settlement of residual support and risk sharing obligations for a portion of the lease portfolio, as described below.
(b)	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle, with the customer’s remaining payment obligation waived. For certain programs, GM compensates us for the waived payments, adjusted based on the remarketing results associated with the underlying vehicle.
(c)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made prior to the expiration of transit, we receive interest from GM.
(d)	Represents income (loss) related to derivative transactions entered into with GM as counterparty.
(e)	GMAC of Canada, Limited administered operating lease receivables on behalf of GM of Canada, Limited (GMCL) and received a servicing fee, which was included in other income. As of October 2005, GMAC of Canada, Limited no longer administers these operating lease receivables.
(f)	We receive a servicing fee from GM related to the resale of rental car repurchases. At December 31, 2006, this program was terminated.
(g)	Represents servicing income related to automotive leases distributed to GM on November 22, 2006.
(h)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by us on off-lease vehicles sold by GM at auction.
(i)	GM provides us certain other services and facilities services for which we reimburse them. Included in this amount are rental payments for our primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan. In December 2006 we signed a lease to continue renting the facilities, operating expenses and the associated parking through November 30, 2016.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

Operating Lease Residuals
As a marketing incentive GM may sponsor residual support programs as a way to lower customer monthly payments. Under residual support programs, the customer’s contractual residual value is adjusted above our standard residual values. Historically, GM reimbursed us if remarketing sales proceeds were less than the customer’s contractual residual value limited to our standard residual value. In addition to residual support programs, GM also participated in a risk sharing arrangement whereby GM shared equally in residual losses to the extent that remarketing proceeds were below our standard residual values (limited to a floor).

In connection with the Sale Transactions GM settled its estimated liabilities with respect to residual support and risk sharing on a portion of our operating lease portfolio and on the entire U.S. balloon retail receivables portfolio in a series of lump-sum payments. A negotiated amount totaling approximately $1.4 billion was agreed to by GM under these leases and balloon contracts and was paid to us. As of December 31, 2006, the maximum amount that would have been paid under the residual support and risk sharing arrangements with GM on this portion of these portfolios totaled approximately $3.3 billion. This amount would only have been paid in the unlikely event that the proceeds from these entire portfolios of lease assets and balloon retail receivables would have been lower than both the contractual residual value and GMAC’s standard residual rates. The payments were recorded as a deferred amount in accrued expenses and other liabilities in our Consolidated Balance Sheet and are treated as sales proceeds on the underlying assets, as the contracts terminate and the vehicles are sold at auction, in recognizing the gain or loss on sale.

Certain assets with respect to automotive leases that were not subject to the above settlement having a net book value of $4.0 billion and related deferred tax liabilities of $1.8 billion, were distributed to GM just prior to the Sale Transactions. As part of the transfer of the automotive lease assets to GM, GMAC relinquished the rights to any residual support and risk sharing payments that otherwise would have been due from GM on such lease assets.

In addition, as it relates to U.S. lease originations and all U.S. balloon retail contract originations occurring after April 30, 2006, that remained with GMAC after the consummation of the Sale Transactions, GM agreed to begin payment of the present value of the expected residual support owed to us at the time of contract origination as opposed to after contract termination at the time of sale of the related vehicle. The residual support amount GM actually owes us is “trued up” as the leases actually terminate and, in cases where the estimate was incorrect, GM may be obligated to pay us, or we may be obligated to reimburse GM, under the terms of the residual support programs. For the affected contracts originated through December 2006, GM paid or agreed to pay us a total of $486 million in 2006.

Based on the December 31, 2006 outstanding U.S. operating lease portfolio, the additional maximum amount that could be paid by GM under the residual support programs is approximately $276 million and would only be paid in the unlikely event that the proceeds from the entire portfolio of lease assets would be lower than both the contractual residual value and GMAC’s standard residual rates. Based on the December 31, 2006 outstanding U.S. operating lease portfolio, the maximum amount that could be paid under the risk sharing arrangements is approximately $339 million and would only be paid in the unlikely event that the proceeds from all outstanding lease vehicles would be lower than GMAC’s standard residual rates. The amounts in the above table represent the amounts paid over the past three years under both the residual support and risk sharing programs.

Distribution of Operating Lease Assets
In connection with the sale by GM of a 51 percent interest in GMAC, on November 22, 2006, GMAC transferred to GM certain GMAC U.S. lease assets, along with related secured debt and other assets as described in Notes 8, 11 and 12, respectively. GMAC retained an investment in a note, which had a balance as of December 31, 2006 of $471 million secured by the lease assets distributed to GM as described in Note 5. GMAC will continue to service the assets and related secured debt on behalf of GM and will receive a fee for this service. As it does for other securitization transactions, GMAC is obligated as servicer to repurchase any lease asset that is in breach of any of the covenants of the securitization documents. In addition, in a number of the transactions securitizing the lease assets transferred to GM, the trusts issued one or more series of floating rate debt obligations and entered into primary derivative transactions to remove the market risk associated with funding the fixed payment lease assets with floating interest rate debt. To facilitate these securitization transactions, GMAC entered into secondary derivative transactions with the primary derivative counterparties, essentially offsetting the primary derivatives. As part of the distribution, GM assumed the rights and obligations of the primary derivative while GMAC retained the secondary, leaving both companies exposed to market value movements of their respective derivatives. GMAC and GM have subsequently entered into derivative transactions with each other that are intended to offset the exposure each party has to its component of the primary and secondary derivatives.

Exclusivity Arrangement
GM and GMAC have entered into several service agreements which codify the mutually beneficial historical relationship between GM and GMAC. In connection with the agreements, GMAC has been granted a 10-year exclusivity right covering U.S. subvented automotive consumer business. In return for this exclusivity, GMAC will pay GM an annual exclusivity fee of $75 million and is committed to provide financing to GM customers in accordance with historical practices. Specifically, in connection with the U.S. Consumer Financing Agreement, GMAC must meet certain targets with respect to consumer retail and lease financings of new GM vehicles. If the contractual commitments are not met, GM may

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

assess financial penalties to GMAC, or even rescind GMAC’s exclusivity rights. The agreement provides GMAC ample flexibility to provide GM with required financing support without compromising GMAC’s underwriting standards.

In addition, we have entered into various services agreements with GM that are designed to document and maintain the current and historical relationship between us. We are required to pay GM fees in connection with certain of these agreements related to our financing of GM consumers and dealers in certain parts of the world.

Royalty Arrangement
For certain insurance products, GM and GMAC have entered into the Intellectual Property License Agreement for the right of GMAC to use the GM name on certain insurance products. In exchange, GMAC will pay to GM a minimum annual guaranteed royalty fee of $15 million.

GM Option
GM retains an option, for 10 years, to repurchase certain assets from us related to the Automotive Finance operations of our North American Operations and our International Operations. GM’s exercise of the option is conditional on GM’s credit rating being investment grade, or higher than our credit rating. The call option price will be calculated as the higher of (i) fair market value or (ii) 9.5 times the consolidated net income of our Automotive Finance operations in either the calendar year the call option is exercised or the calendar year immediately following the year the call option is exercised.

Revolving Line of Credit
In addition to the financing arrangements summarized in the foregoing table, GM had a $4 billion revolving line of credit from us that expired September 15, 2006, and was not renewed.

 19 Comprehensive Income

Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available for sale securities, foreign currency translation adjustments and cash flow hedging activities. The following table presents the components and annual activity in other comprehensive income:

				Accumulated
	Unrealized gains (losses)			other
	on investment	Translation	Cash flow	comprehensive
Year ended December 31, ($ in millions)	securities (a)	adjustments (b)	hedges	income (loss)

Balance at December 31, 2003	$548	$60	($90)	$518
2004 net change	78	306	266	650

Balance at December 31, 2004	626	366	176	1,168
2005 net change	(89)	(295)	46	(338)

Balance at December 31, 2005	537	71	222	830
2006 net change	(431)	291	(205)	(345)

Balance at December 31, 2006	$106	$362	$17	$485

(a)	Primarily represents the after-tax difference between the fair value and amortized cost of our available for sale securities portfolio.
(b)	Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar. Net change amounts are net of a tax benefit of $37 and $35 for the years ended December 31, 2006 and 2005, respectively, and tax expense of $104 for the year ended December 31, 2004.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The net changes in the following table represent the sum of net unrealized gains (losses) of available for sale securities and net unrealized gains (losses) on cash flow hedges with the respective reclassification adjustments. Reclassification adjustments are amounts recognized in net income during the current year and that would have been reported in other comprehensive income in previous years. The 2006 amounts also include the cumulative effect of a change in accounting principle due to the adoption of SFAS 156. SFAS 156, upon initial adoption, permitted a one time reclassification of available-for-sale securities to trading securities for securities, which were identified as offsetting an entity’s exposure or liabilities that a servicer elects to subsequently measure at fair value.

Year ended December 31, ($ in millions)	2006	2005	2004

Available for sale securities:
Cumulative effect of a change in accounting principle, net of taxes:
Transfer of unrealized loss for certain available for sale securities	$17	$—	$—
Net unrealized gains (losses) arising during the period, net of taxes (a)	204	(11)	125
Reclassification adjustment for net gains included in net income, net of taxes (b)	(652)	(78)	(47)

Net change	(431)	(89)	78

Cash flow hedges:
Net unrealized gains (losses) on cash flow hedges, net of taxes (c)	(207)	45	265
Reclassification adjustment for net losses included in net income, net of taxes (d)	2	1	1

Net change	($205)	$46	$266

(a)	Net of tax expense of $107 for 2006, tax benefit of $6 for 2005 and tax expense of $67 for 2004.
(b)	Net of tax expense of $351 for 2006, $42 for 2005, and tax benefit of $25 for 2004.
(c)	Net of tax benefit of $121 for 2006, tax expense of $23 for 2005 and $142 for 2004.
(d)	Net of tax benefit of $1 for 2006, 2005 and 2004.

 20 Fair Value of Financial Instruments

We have developed the following fair value estimates by utilization of available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein is based on information available at December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to December 31, 2006 and 2005 could differ significantly from these amounts. The following describes the methodologies and assumptions used to determine fair value for the respective classes of financial instruments.

Investment Securities
Bonds, equity securities, notes and other available for sale investment securities are carried at fair value, which is primarily based on quoted market prices. The fair value of mortgage-related trading securities is based on market quotes to the extent available, discounted using market prepayment assumptions and discount rates. If external quotes are not available, valuations are based on internal valuation models using market based assumptions. Held to maturity investment securities are carried at amortized cost. The fair value of the held to maturity investment securities is based on valuation models using market based assumptions. Interests in securitization trusts are carried at fair value based on expected cash flows discounted at current market rates.

Loans Held for Sale
The fair value of loans held for sale is based upon actual prices received on recent sales of loans and securities to investors and projected prices obtained through investor indications considering interest rates, loan type and credit quality.

Finance Receivables and Loans, Net
The fair value of finance receivables is estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to each category of finance receivables. The carrying value of wholesale receivables and other automotive and mortgage lending receivables for which interest rates reset on a short-term basis with applicable market indices are assumed to approximate fair value either because of the short-term nature or because of the interest rate adjustment feature. The fair value of mortgage loans held for investment is based on discounted cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality; the net realizable value of collateral and/or the estimated sales price based on quoted market prices where available or actual prices received on comparable sales of mortgage loans to investors.

Notes Receivable from GM
The fair value is estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to certain categories of other financing assets.

Derivative Assets and Liabilities
The fair value of interest rate swaps is estimated based on discounted expected cash flows using quoted market interest rates. The fair value of caps, written and purchased options, and mortgage-related interest rate swaps is based upon quoted market prices or broker-dealer quotes. The fair value of foreign currency swaps is based on discounted expected cash flows using market exchange rates over the remaining term of the agreement.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

Debt
The fair value of debt is determined by using quoted market prices for the same or similar issues, if available, or based on the current rates offered to us for debt with similar remaining maturities. Commercial paper, master notes, and demand notes have an original term of less than 270 days and, therefore, the carrying amount of these liabilities is considered to approximate fair value.

Bank deposits and escrows
Bank deposits and escrows deposits represent certain consumer bank deposits as well as mortgage escrow deposits. The fair value of deposits with no stated maturity is equal to their carrying amount. The fair value of fixed-maturity deposits was estimated by discounting cash flows using currently offered rates for deposits of similar maturities.

The following table presents the carrying and estimated fair value of assets and liabilities considered financial instruments under Statements of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107). Accordingly, certain items that are not considered financial instruments are excluded from the table.

	2006		2005
	Carrying	Fair	Carrying	Fair
December 31, ($ in millions)	value	value	value	value

Financial assets
Investment securities	$16,791	$16,791	$18,207	$18,207
Loans held for sale	27,718	28,025	21,865	21,934
Finance receivables and loans, net	170,870	171,076	181,925	182,222
Notes receivable from GM	1,975	1,975	4,565	4,565
Derivative assets	2,544	2,544	3,000	3,000
Financial liabilities
Debt (a)	237,338	237,733	255,511	247,250
Bank deposits and escrows	9,566	9,566	5,930	5,930
Derivative liabilities	1,745	1,745	2,440	2,440

(a)	Debt includes deferred interest for zero coupon bonds of $353 and $813 for 2006 and 2005, respectively.

 21 Variable Interest Entities

The following describes the variable interest entities that we have consolidated or in which we have a significant variable interest as described in Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R).

Automotive finance receivables — In certain securitization transactions, we transfer consumer finance receivables and wholesale lines of credit into bank-sponsored multi-seller commercial paper conduits. These conduits provide a funding source to us (as well as other transferors into the conduit) as they fund the purchase of the receivables through the issuance of commercial paper. Total assets outstanding in these bank-sponsored conduits approximated $12.1 billion as of December 31, 2006. While we have variable interests in these conduits, we are not considered to be the primary beneficiary, as we do not retain the majority of the expected losses or returns. Our maximum exposure to loss as a result of our involvement with these non-consolidated variable interest entities is $109 million and would only be incurred in the event of a complete loss on the assets that we transferred.

Mortgage warehouse funding — Our ResCap operations transfer residential mortgage loans, lending receivables, home equity loans and lines of credit pending permanent sale or securitization through various structured finance arrangements in order to provide funds for the origination and purchase of future loans. These structured finance arrangements include transfers to warehouse funding entities, including GMAC and bank-sponsored commercial paper conduits. Transfers of assets into each facility are accounted for as either sales (off-balance sheet) or secured financings (on-balance sheet) based on the provisions of SFAS 140. However, in either case, creditors of these facilities have no legal recourse to our general credit. Some of these warehouse funding entities represent variable interest entities under FIN 46R.

Management has determined that for certain mortgage warehouse funding facilities, we are the primary beneficiary and, as such, we consolidate the entities in accordance with FIN 46R. The assets of these residential mortgage warehouse entities totaled $14.5 billion at December 31, 2006, the majority of which are included in loans held for sale, in our Consolidated Balance Sheet. The beneficial interest holders of these variable interest entities do not have legal recourse to our general credit.

Residential mortgage loan alliances — ResCap has invested in strategic alliances with several mortgage loan originators. These alliances may include common or preferred equity investments, working capital or

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

other subordinated lending, and warrants. In addition to warehouse lending arrangements, management has determined that we do not have the majority of the expected losses or returns and as such, consolidation is not appropriate. Total assets in these alliances were $158 million at December 31, 2006. Our maximum exposure to loss under these alliances, including commitments to lend additional funds or purchase loans at above-market rates, is $110 million at December 31, 2006.

Construction and real estate lending — We use a special purpose entity to finance construction lending receivables. This special purpose entity purchases and holds the receivables and funds the majority of the purchases through financing obtained from third-party asset-backed commercial paper conduits. The results of our variable interest analysis indicate that we are the primary beneficiary, and as such, we consolidate the entity. The assets in this entity totaled $2.1 billion and $1.6 billion at December 31, 2006 and 2005, respectively, which are included in finance receivables and loans, net of unearned income, in our Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to our general credit.

We have subordinated real estate lending arrangements with certain entities. These entities are created to develop land and construct residential homes. Management has determined that we do not have the majority of the expected losses or returns, and as such, consolidation is not appropriate. Total assets in these entities were $616 million at December 31, 2006, of which $201 million represents our maximum exposure to loss.

Warehouse lending — We have a facility in which we transfer mortgage warehouse lending receivables to a 100% owned SPE which then sells a senior participation interest in the receivables to an unconsolidated QSPE. The QSPE funds the purchase of the participation interest from the SPE through financing obtained from third-party asset-backed commercial paper conduits. The SPE funds the purchase of the receivables from us with cash obtained from the QSPE, as well as a subordinated loan and/or an equity contribution from us. The senior participation interest sold to the QSPE and the commercial paper issued were not included in our assets or liabilities in 2004. However, the QSPE was terminated and a new SPE was created in 2005. As a result, the senior participation interest sold and commercial paper issued were included in our Consolidated Balance Sheet at December 31, 2006 and 2005, respectively. Once the receivables have been sold, they may not be purchased by us except in very limited circumstances, such as a breach in representations or warranties.

Management has determined that we are the primary beneficiary of the SPE, and as such, consolidates the entity. The assets of the SPE totaled $14.5 billion and $3.5 billion at December 31, 2006 and 2005, respectively, which are included in finance receivables and loans, net of unearned income, in our Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to our general credit.

Collateralized debt obligations (CDOs) — Our ResCap operations sponsors and manages the collateral of a CDOs. Under CDO transactions, a trust is established that purchases a portfolio of securities and issues debt and equity certificates, representing interests in the portfolio of assets. Bonds representing the collateral for the CDO include both those issued by us from loan securitizations and those issued by third parties. In addition to receiving variable compensation for managing the portfolio, we sometimes retain equity investments in the CDOs. The majority of the CDOs sponsored by us were initially structured or have been restructured (with approval by the senior beneficial interest holders) as qualifying special purpose entities, and are therefore exempt from FIN 46R.

In the event that an asset is credit impaired, a call option is triggered whereby we, as collateral manager, may buy the asset out of the pool and sell it to a third-party. The call is triggered only by events that are outside of our control, such as the downgrade by a rating agency of an asset in the pool or in the event more than a specified percentage of mortgage loans underlying a security are greater than 60 days delinquent (or have been liquidated). In the event the conditions under which we can exercise the call option are met, we recognize these assets. In accordance with these provisions, we did not recognize any assets as of December 31, 2006.

Management has determined that for certain CDO entities, we are the primary beneficiary, and as such, we consolidate the entities. The assets in these entities totaled $732 million and $569 million at December 31, 2006 and 2005, respectively, the majority of which are included in investment securities in our Consolidated Balance Sheet. The beneficial interest holders of these variable interest entities do not have legal recourse to our general credit.

Commercial finance receivables — We have a facility in which we transfer commercial lending receivables to a 100% owned SPE which, in turn, issues notes received to third-party financial institutions, GMAC Commercial Finance, and asset-backed commercial paper conduits. The SPE funds the purchase of receivables from us with cash obtained from the sale of notes. Management has determined that we are the primary beneficiary of the SPE and, as such, consolidates the entity. The assets of the SPE totaled $879 million as of December 31, 2006, which are included in finance receivables and loans, net of unearned income, in our Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to our general credit.

In other securitization transactions, we transfer commercial trade receivables into bank-sponsored multi-seller commercial paper conduits. These conduits provide a funding source to us (as well as other transferors into the conduit) as they fund the purchase of the receivables through the issuance of commercial paper. Total assets outstanding in these bank-sponsored conduits approximated $2.1 billion as of December 31, 2006. While we have a variable interest in these conduits, we may at our discretion prepay all or any portion of the loans at any time.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

 22 Segment and Geographic Information

Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. Financial information for our reportable operating segments is summarized as follows:

	Automotive Finance Operations (a)
	North
Year ended December 31,	American	International
($ in millions)	Operations	Operations (b)	ResCap	Insurance	Other (c)	Consolidated

2006
Net financing revenue before provision for credit losses	$4,402	$1,613	$958	$—	$570	$7,543
Provision for credit losses	(425)	(86)	(1,334)	—	(155)	(2,000)
Other revenue	3,065	564	3,360	5,616	15	12,620

Total net financing revenue and other income	7,042	2,091	2,984	5,616	430	18,163
Impairment of goodwill and other intangible assets	—	—	—	—	840	840
Other noninterest expense	6,405	1,671	2,568	3,990	461	15,095

Income (loss) before income tax expense	637	420	416	1,626	(871)	2,228
Income tax (benefit) expense	(229)	112	(289)	499	10	103

Net income (loss)	$866	$308	$705	$1,127	($881)	$2,125

Total assets	$127,822	$25,588	$130,569	$13,424	($9,964)	$287,439

2005
Net financing revenue before provision for credit losses	$4,216	$1,563	$1,352	$—	$1,075	$8,206
Provision for credit losses	(313)	(102)	(626)	—	(33)	(1,074)
Other revenue	2,815	709	3,508	4,259	664	11,955

Total net financing revenue and other income	6,718	2,170	4,234	4,259	1,706	19,087
Impairment of goodwill and other intangible assets	—	—	—	—	712	712
Other noninterest expense	5,987	1,604	2,607	3,627	1,071	14,896

Income before income tax expense	731	566	1,627	632	(77)	3,479
Income tax expense (benefit)	259	158	606	215	(41)	1,197

Net income (loss)	$472	$408	$1,021	$417	($36)	$2,282

Total assets	$165,139	$27,285	$118,608	$12,624	($3,099)	$320,557

2004
Net financing revenue before provision for credit losses	$5,838	$1,602	$2,429	$—	$797	$10,666
Provision for credit losses	(814)	(145)	(978)	—	(16)	(1,953)
Other revenue	2,239	601	2,427	3,983	618	9,868

Total net financing revenue and other income	7,263	2,058	3,878	3,983	1,399	18,581
Noninterest expense	5,972	1,491	2,371	3,497	994	14,325

Income before income tax expense	1,291	567	1,507	486	405	4,256
Income tax expense	365	152	603	157	85	1,362

Net income	$926	$415	$904	$329	$320	$2,894

Total assets	$192,250	$31,291	$93,941	$11,744	($5,184)	$324,042

(a)	North American Operations consist of automotive financing in the U.S. and Canada and corporate activities. International Operations consist of automotive financing and full service leasing in all other countries and Puerto Rico through March 31, 2006. Beginning April 1, 2006, Puerto Rico is included in North American Operations.
(b)	Amounts includes intra-segment eliminations between the North American Operations and International Operations.
(c)	Represents our Commercial Finance business, Capmark, certain corporate activities and reclassifications and elimination between the reporting segments. The financial results for 2006 reflect our approximately 21% equity interest in Capmark commencing March 23, 2006, while the 2005 financial results represent Capmark as wholly owned. At December 31, 2006, total assets were $5.4 billion for the Commercial Finance business, and ($15.4) billion in reclassifications and eliminations.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

Information concerning principal geographic areas was as follows:

		Long-lived
Year ended December 31, ($ in millions)	Revenue (a)	assets (b)

2006
Canada	$2,304	$8,447
Europe	2,213	2,357
Latin America	957	138
Asia-Pacific	194	201

Total foreign	5,668	11,143
Total domestic	12,495	13,620

Total	$18,163	$24,763

2005
Canada	$1,881	$7,784
Europe	2,285	2,740
Latin America	947	121
Asia-Pacific	302	201

Total foreign	5,415	10,846
Total domestic	13,672	22,119

Total	$19,087	$32,965

2004
Canada	$1,552	$5,908
Europe	2,127	2,193
Latin America	768	86
Asia-Pacific	309	265

Total foreign	4,756	8,452
Total domestic	13,825	19,475

Total	$18,581	$27,927

(a)	Revenue consists of total net financing revenue and other income as presented in our Consolidated Statement of Income.
(b)	Consists of net operating leases assets and net property and equipment.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

 23 Guarantees, Commitments, Contingencies and Other Risks

Guarantees
Guarantees are defined as contracts or indemnification agreements that contingently require us to make payments to third parties based on changes in an underlying agreement that is related to a guaranteed party. The following summarizes our outstanding guarantees made to third parties, including Capmark for 2005, which has been classified as assets held for sale in our Consolidated Balance Sheet, for the periods indicated:

	2006		2005
		Carrying value		Carrying value
December 31, ($ in millions)	Maximum liability	of liability	Maximum liability	of liability

Agency/construction lending (a)	$—	$—	$847	$2
Standby letters of credit	161	7	135	3
Securitization and sales:
HLTV and international securitizations	108	—	205	1
Other (a)	—	—	2,113	19
Agency loan program	6,390	—	6,196	—
Guarantees for repayment of third-party debt	617	—	393	—
Repurchase guarantees	204	—	256	—
Non-financial guarantees	233	—	—	—
Other guarantees	223	4	108	3

(a)	On March 23, 2006, GMAC sold approximately 79% of our equity in Capmark and subsequently recorded the remaining balance under the equity method. Prior to the sale, Capmark had a number of guarantees including agency/loan construction lending, agency/loans sold with recourse, and commercial mortgage securitizations.

Standby letters of credit — Our finance operations (primarily through our Commercial Finance Group) issues financial standby letters of credit to customers that represent irrevocable guarantees of payment of specified financial obligations (typically to client’s suppliers). In addition, our ResCap operations issues financial standby letters of credit as part of its warehouse and construction lending activities. Expiration dates on the letters of credit range from 2006 to ongoing commitments and are generally collateralized by assets of the client (trade receivables, cash deposits, etc.).

High loan-to-value (HLTV) and international securitizations — Our ResCap operations have entered into agreements to provide credit loss protection for certain HLTV and international securitization transactions. The maximum potential obligation for certain agreements is equal to the lesser of a specified percentage of the original loan pool balance or a specified percentage of the current loan pool balance. We are required to perform on our guaranty obligation when the bond insurer makes a payment under the bond insurance policy. We pledged mortgage loans held for sale totaling $60 million and $53 million and cash of $9 million and $43 million as collateral for these obligations as of December 31, 2006 and 2005, respectively. For certain other HLTV securitizations, the maximum obligation is equivalent to the pledged collateral amount. We pledged mortgage loans held for sale totaling $57 million and $70 million as collateral for these obligations as of December 31, 2006 and 2005, respectively. The event which will require us to perform on our guaranty obligation occurs when the security credit enhancements are exhausted and losses are passed through to over the counter dealers. The guarantees terminate the first calendar month during which the aggregate note amount is reduced to zero.

Agency loan program — Our ResCap operations deliver loans to certain agencies that allow streamlined loan processing and limited documentation requirements. In the event any loans delivered under these programs reach a specified delinquency status, we may be required to provide certain documentation or, in some cases, repurchase the loan or indemnify the investors for any losses sustained. Each program includes termination features whereby once the loan has performed satisfactorily for a specified period of time we are no longer obligated under the program. The maximum liability represents the principal balance for loans sold under these programs.

Guarantees for repayment of third-party debt — Under certain arrangements, we guarantee the repayment of third-party debt obligations in the case of default. Some of these guarantees are collateralized by letters of credit.

Our Commercial Finance Group provides credit protection to third parties which guarantee payment of specified financial obligations of the third parties customers, without purchasing such obligations.

Repurchase guarantees — Our ResCap operations have issued repurchase guarantees to buyers of certain mortgage loans

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

whereby, if a closing condition or document deficiency is identified by an investor after the closing, we may be required to indemnify the investor if the loan becomes delinquent.

Non-financial guarantees — In connection with the sale of approximately 79% of our equity in Capmark, we were released from all financial guarantees related to the former GMAC Commercial Holdings business. Certain non-financial guarantees did survive closing, but are indemnified by Capmark for payment made or liabilities incurred by us in connection with these guarantees.

Other guarantees — We have other standard indemnification clauses in certain of our funding arrangements that would require us to pay lenders for increased costs resulting from certain changes in laws or regulations. Since any changes would be dictated by legislative and regulatory actions, which are inherently unpredictable, we are not able to estimate a maximum exposure under these arrangements. To date, we have not made any payments under these indemnification clauses.

Our ResCap operations have guaranteed certain amounts related to servicing advances, set-aside letters and credit enhancement and performance guarantees.

In connection with certain asset sales and securitization transactions, we typically deliver standard representations and warranties to the purchaser regarding the characteristics of the underlying transferred assets. These representations and warranties conform to specific guidelines, which are customary in securitization transactions. These clauses are intended to ensure that the terms and conditions of the sales contracts are met upon transfer of the asset. Prior to any sale or securitization transaction, we perform due diligence with respect to the assets to be included in the sale to ensure that they meet the purchaser’s requirements, as expressed in the representations and warranties. Due to these procedures, we believe that the potential for loss under these arrangements is remote. Accordingly, no liability is reflected in our Consolidated Balance Sheet related to these potential obligations. The maximum potential amount of future payments we could be required to make would be equal to the current balances of all assets subject to such securitization or sale activities. We do not monitor the total value of assets historically transferred to securitization vehicles or through other asset sales. Therefore, we are unable to develop an estimate of the maximum payout under these representations and warranties.

Commitments
Financing Commitments
The contract amount and gain and loss positions of financial commitments were as follows:

	2006			2005
	Contract	Gain	Loss	Contract	Gain	Loss
December 31, ($ in millions)	amount	position	position	amount	position	position

Commitments to:
Originate/purchase mortgages or securities (a)	$14,248	$—	($48)	$16,560	$42	($4)
Sell mortgages or securities (a)	20,702	28	(1)	11,592	4	(28)
Remit excess cash flows on certain loan portfolios (b)	5,334	39	—	4,305	—	(39)
Sell retail automotive receivables (c)	21,500	—	—	33,000	—	—
Provide capital to equity method investees (d)	278	—	—	1,038	—	—
Fund construction lending (e)	352	—	—	2,387	—	—
Unused mortgage lending commitments (f)	9,019	—	—	16,097	—	—
Bank certificates of deposit	6,686	—	—	4,044	—	—
Unused revolving credit line commitments (g)	7,381	—	—	7,390	—	—

(a)	The fair value is estimated using published market information associated with commitments to sell similar instruments. Included as of December 31, 2006 and 2005 are commitments accounted for as derivatives with a contract amount of $37,082 and $25,670, a gain position of $28 and $46 and a loss position of $49 and $32, respectively.
(b)	Under certain residential mortgage purchase agreements, we are committed to remitting to its shared execution partners’ cash flows that exceed a required rate of return less credit loss reimbursements to the mortgage originators. This commitment is accounted for as a derivative.
(c)	We have entered into agreements with third-party banks to sell automotive retail receivables in which we transfer all credit risk to the purchaser (whole loan sales).
(d)	We are committed to lend equity capital to certain private equity funds. The fair value of these commitments is considered in the overall valuation of the underlying assets with which they are associated.
(e)	We are committed to fund the completion of the development of certain lots and model homes up to the amount of the agreed upon amount per project.
(f)	The fair value of these commitments is considered in the overall valuation of the related assets.
(g)	The unused portions of revolving lines of credit reset at prevailing market rates and, as such, approximate market value.

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The mortgage lending and revolving credit line commitments contain an element of credit risk. Management reduces its credit risk for unused mortgage lending and unused revolving credit line commitments by applying the same credit policies in making commitments as it does for extending loans. We typically require collateral as these commitments are drawn.

Lease Commitments
Future minimum rental payments required under operating leases, primarily for real property, with noncancelable lease terms that expire after December 31, 2006, were as follows:

Year ended December 31, ($ in millions)

2007	$207
2008	168
2009	115
2010	90
2011	76
2012 and thereafter	212

Total minimum payment required	$868

Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $230 million, $224 million and $230 million in 2006, 2005 and 2004, respectively.

Contractual Commitments — We have entered into multiple agreements for information technology, marketing and advertising, and voice and communication technology and maintenance. Many of the agreements are subject to variable price provisions, fixed or minimum price provisions, and termination or renewal provisions. Future payment obligations under these agreements totaled $1,093 million and are due as follows: $322 million in 2007, $440 million in 2008 and 2009, $246 million in 2010 and 2011, and $85 million after 2012.

Extended Service and Maintenance Contract Commitments — Extended service contract programs provide consumers with expansions and extensions of vehicle warranty coverage for specified periods of time and mileages. Such coverage generally provides for the repair or replacement of components in the event of failure. The terms of these contracts, which are sold through automobile dealerships and direct mail, range from 3 to 84 months.

The following table presents an analysis of activity in unearned service revenue.

Year ended December 31, ($ in millions)	2006	2005

Balance at beginning of year	$3,159	$2,723
Written service contract revenue	1,209	1,345
Earned service contract revenue	(1,207)	(909)

Balance at end of year	$3,161	$3,159

Legal Contingencies
We are subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against us.

We are named as defendants in a number of legal actions and are, from time to time, involved in governmental proceedings arising in connection with our various businesses. Some of the pending actions purport to be class actions. We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. Based on information currently available, advice of counsel, available insurance coverage and established reserves, it is the opinion of management that the eventual outcome of the actions against us will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Other Contingencies
We are subject to potential liability under various other exposures including tax, non-recourse loans, self-insurance and other miscellaneous contingencies. We establish reserves for these contingencies when the item becomes probable and the costs can be reasonably estimated. The actual costs of resolving these items may be substantially higher or lower than the amounts reserved for any one item. Based on information currently available, it is the opinion of management that the eventual outcome of these items will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Other Risks
Loans Sold with Recourse
Our outstanding recourse obligations were as follows:

December 31, ($ in millions)	2006	2005

Loans sold with recourse	$800	$5,622
Maximum exposure on loans sold with recourse (a):
Full exposure	189	976
Limited exposure	58	142

Total exposure	$247	$1,118

(a)	Maximum recourse exposure is net of amounts reinsured with third parties totaling $1 and $1 at December 31, 2006 and 2005, respectively. Loss reserves, included in Accrued expenses and other liabilities on our Consolidated Balance Sheet, related to loans sold with recourse totaled $0 and $11 at December 31, 2006 and 2005, respectively.

Concentrations
Our primary business is to provide vehicle financing for GM products to GM dealers and their customers. Wholesale and dealer loan financing relates primarily to GM dealers, with collateral consisting of primarily GM vehicles (for wholesale) and GM

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

dealership property (for loans). For wholesale financing, we are also provided further protection by GM factory repurchase programs. Retail installment contracts and operating lease assets relate primarily to the secured sale and lease, respectively, of vehicles (primarily GM). Any protracted reduction or suspension of GM’s production or sale of vehicles, resulting from a decline in demand, work stoppage, governmental action or any other event, could have a substantial adverse effect on us. Conversely, an increase in production or a significant marketing program could positively impact our results.

The majority of our finance receivables and loans and operating lease assets are geographically diversified throughout the United States. Outside the United States, finance receivables and loans and operating lease assets are concentrated in Canada, Germany, the United Kingdom, Italy, Australia, Mexico and Brazil.

Our Insurance operations have a concentration of credit risk related to loss and loss adjustment expenses and prepaid reinsurance ceded to certain state insurance funds. Michigan insurance law and our large market share in North Carolina, result in credit exposure to the Michigan Catastrophic Claims Association and the North Carolina Reinsurance Facility totaling $909 million and $782 million at December 31, 2006 and 2005, respectively.

We originate and purchase residential mortgage loans that have contractual features that may increase our exposure to credit risk and thereby result in a concentration of credit risk. These mortgage loans include loans that may subject borrowers to significant future payment increases, create the potential for negative amortization of the principal balance or result in high loan-to-value ratios. These loan products include interest only mortgages, option adjustable rate mortgages, high loan-to-value mortgage loans and teaser rate mortgages. Our total loan production related to these products and our combined exposure related to these products recorded in finance receivables and loans and loans held for sale (unpaid principal balance) for the years ended and as of December 31, 2006 and 2005 is summarized as follows:

			Unpaid principal
	Loan production		as of
	for the year		December 31,
($ in millions)	2006	2005	2006	2005

Interest only mortgages	$48,335	$43,298	$22,416	$19,361
Option adjustable rate mortgages	18,308	5,077	1,955	1,114
High loan-to-value (100% or more) mortgages	8,768	6,610	11,978	13,364
Below market initial rate (teaser) mortgages	257	537	192	411

•	Interest-only mortgages — Allow interest-only payments for a fixed period of time. At the end of the interest-only period, the loan payment includes principal payments and increases significantly. The borrower’s new payment, once the loan becomes amortizing (i.e., includes principal payments), will be greater than if the borrower had been making principal payments since the origination of the loan.

•	Option adjustable rate mortgages — Permit a variety of repayment options. The repayment options include minimum, interest-only, fully amortizing 30-year and fully amortizing 15-year payments. The minimum payment option sets the monthly payment at the initial interest rate for the first year of the loan. The interest rate resets after the first year, but the borrower can continue to make the minimum payment. The interest-only option sets the monthly payment at the amount of interest due on the loan. If the interest-only option payment would be less than the minimum payment, the interest-only option is not available to the borrower. Under the fully amortizing 30-year and 15-year payment options, the borrower’s monthly payment is set based on the interest rate, loan balance and remaining loan term.

•	High loan-to-value mortgages — Defined as first-lien loans with loan-to-value ratios in excess of 100% or second-lien loans that when combined with the underlying first-lien mortgage loan result in a loan-to-value ratio in excess of 100%.

•	Below market rate (teaser) mortgages — Contain contractual features that limit the initial interest rate to a below market interest rate for a specified time period with an increase to a market interest rate in a future period. The increase to the market interest rate could result in a significant increase in the borrower’s monthly payment amount.

All of the mortgage loans we originate and most of the mortgages we purchase (including the higher risk loans in the preceding table) are subject to our underwriting guidelines and loan origination standards. This includes guidelines and standards that we have tailored for these products and include a variety of factors, including the borrower’s capacity to repay the loan, their credit history and the characteristics of the loan, including certain characteristics summarized in the table that may increase our credit risk. When we purchase mortgage loans from correspondent lenders, we either re-underwrite the loan prior to purchase or delegate underwriting responsibility to the correspondent originating the loan. We believe our underwriting procedures adequately consider the unique risks which may come from these products. We conduct a variety of quality control procedures and periodic audits to ensure compliance with our origination standards, including our criteria for lending and legal requirements. We leverage technology in performing both our underwriting process and our quality control procedures.

Capital Requirements
Various of our international subsidiaries are subject to regulatory and other requirements of the jurisdictions in which they operate. These entities operate either as a bank or a regulated finance company in the local market. The regulatory restrictions primarily dictate that these subsidiaries meet certain minimum capital requirements, restrict dividend distributions and require that some

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

assets be restricted. To date, compliance with these various regulations has not had a materially adverse effect on our financial position, results of operations or cash flows. Total assets in these entities approximated $15.5 billion and $12.9 billion as of December 31, 2006 and 2005, respectively.

GMAC Bank, which provides services to both the Automotive and ResCap operations, is licensed as an industrial bank pursuant to the laws of Utah and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC). GMAC is required to file periodic reports with the FDIC concerning its financial condition. Assets in GMAC Bank totaled $20.2 billion at December 31, 2006. As of December 31, 2005, certain depository institution assets were held at a Federal savings bank that was wholly-owned by ResCap. Effective November 22, 2006, substantially all of these federal savings bank assets and liabilities were transferred at book value to GMAC Bank. Total assets of these institutions at December 31, 2005, approximated $16.9 billion.

As of December 31, 2006, we have met all regulatory requirements and were in compliance with the minimum capital requirements.

On June 24, 2005, we entered into an operating agreement with GM and ResCap, the holding company for our residential mortgage business, to create separation between GM and ourselves, on the one hand, and ResCap, on the other. The operating agreement restricts ResCap’s ability to declare dividends or prepay subordinated indebtedness to us. As a result of these arrangements, ResCap has obtained investment grade credit ratings for its unsecured indebtedness that are separate from our ratings. This operating agreement was amended on November 27, 2006, and again on November 30, 2006, in conjunction with the Sale Transactions. Among other things, these amendments removed GM as a party to the agreement.

The restrictions contained in the ResCap operating agreement include the requirements that ResCap’s member’s equity be at least $6.5 billion for dividends to be paid. If ResCap is permitted to pay dividends pursuant to the previous sentence, the cumulative amount of such dividends may not exceed 50% of our cumulative net income (excluding payments for income taxes from our election for federal income tax purposes to be treated as a limited liability company), measured from July 1, 2005, at the time such dividend is paid. These restrictions will cease to be effective if ResCap’s member’s equity has been at least $12 billion as of the end of each of two consecutive fiscal quarters or if we cease to be the majority owner. In connection with the Sale Transactions, GM was released as a party to this operating agreement, but it remains in effect between ResCap and us. At December 31, 2006, ResCap had consolidated equity of approximately $7.7 billion.

GMAC Insurance is subject to certain minimum aggregated capital requirements, restricted net assets, and restricted dividend distributions under applicable state insurance law, the National Association of Securities Dealers, the Financial Services Authority in England, the Office of the Superintendent of Financial Institution of Canada and the National Insurance and Bonding Commission of Mexico. To date, compliance with these various regulations has not had a materially adverse effect on our financial condition, results of operations or cash flows.

Under the various state insurance regulations, dividend distributions may be made only from statutory unassigned surplus, and the state regulatory authorities must approve such distributions if they exceed certain statutory limitations. Based on the December 31, 2006 statutory policyholders’ surplus, the maximum dividend that could be paid by the insurance subsidiaries over the next twelve months without prior statutory approval approximates $303 million.

 24 Restatement of the Financial Statements

Subsequent to the issuance of our Consolidated Financial Statements for the year ended December 31, 2005, management concluded that our hedge accounting documentation and hedge effectiveness assessment methodologies related to particular hedges of callable fixed rate debt instruments funding our North American automotive operations did not satisfy the requirements of SFAS 133. One of the requirements of SFAS 133 is that hedge accounting is appropriate only for those hedging relationships for which a company has a sufficiently documented expectation that such relationships will be highly effective in achieving offsetting changes in fair values attributable to the risk being hedged at the inception of the hedging relationship. To determine whether transactions continue to satisfy this requirement, companies must periodically assess the effectiveness of hedging relationships both prospectively and retrospectively.

Management determined that hedge accounting treatment should not have been applied to these hedging relationships. As a result, we should not have recorded any adjustments on the debt instruments included in the hedging relationships related to changes in fair value due to movements in the designated benchmark interest rate. Accordingly, we have restated our Consolidated Financial Statements for the years ended December 31, 2005 and 2004 from the amounts previously reported to remove such recorded adjustments on these debt instruments from our reported interest expense during the affected years. The elimination of hedge accounting treatment introduces increased funding cost volatility in our restated results. The changes in the fair value of fixed rate debt previously recorded were affected by changes in the designated benchmark interest rate (LIBOR). Prior to the restatement, adjustments to record increases in the value of this debt occurred in periods when interest rates declined, and adjustments to record decreases in value were made in periods when interest rates rose. As a result, changes in the benchmark interest rates caused volatility in the debt’s fair value adjustments that were recognized in our historical earnings, which were mitigated by the changes in the value of the interest rate swaps in the hedge relationships. The interest rate swaps,

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

which economically hedge these debt instruments continue to be recorded at fair value with changes in fair value recorded in earnings. We are also correcting certain other out-of-period errors, which were deemed immaterial, individually and in the aggregate, in the periods in which they were originally recorded and identified. These items relate to transactions involving certain transfers of financial assets, valuations of certain financial instruments, amortization of unearned income on certain products, income taxes and other inconsequential items. Because of this derivative restatement, we are correcting these amounts to record them in the proper period. For the effect of the restatement on the quarterly financial data refer to Note 25 to our Consolidated Financial Statements.

The following table presents the effects of the restatement on the Consolidated Income Statement. Certain amounts in the previously reported columns have been reclassified to conform to the 2006 presentation. The most significant reclassifications relate to servicing fees; amortization and impairment of servicing rights; servicing asset valuation and hedge activities, net and gain on sale of mortgage and automotive loans, net, which were previously included in mortgage banking income and other income and are now reflected as separate components of total net financing revenue and other income.

	2005		2004
	Previously		Previously
Year ended December 31, ($ in millions)	reported	Restated	reported	Restated

Revenue
Consumer	$9,945	$9,943	$10,332	$10,316
Commercial	2,685	2,685	2,177	2,177
Loans held for sale	1,652	1,652	1,269	1,269
Operating leases	7,032	7,032	6,563	6,563

Total financing revenue	21,314	21,312	20,341	20,325
Interest expense	12,930	13,106	9,535	9,659

Net financing revenue before provision for credit losses	8,384	8,206	10,806	10,666
Provision for credit losses	1,085	1,074	1,953	1,953

Net financing revenue	7,299	7,132	8,853	8,713
Servicing fees	1,730	1,730	1,547	1,547
Amortization and impairment of servicing rights	(869)	(869)	(1,112)	(1,112)
Servicing asset valuation and hedge activities, net	61	61	243	243

Net loan servicing income	922	922	678	678
Insurance premiums and service revenue earned	3,762	3,762	3,528	3,528
Gain on sale of mortgage and automotive loans, net	1,656	1,656	1,347	1,347
Investment income	1,216	1,216	845	845
Other income	4,352	4,399	3,416	3,470

Total net financing revenue and other income	19,207	19,087	18,667	18,581
Expense
Depreciation expense on operating lease assets	5,244	5,244	4,828	4,828
Compensation and benefits expense	3,163	3,163	2,916	2,916
Insurance losses and loss adjustment expenses	2,355	2,355	2,371	2,371
Other operating expenses	4,134	4,134	4,205	4,210
Impairment of goodwill and other intangible assets	712	712	—	—

Total noninterest expense	15,608	15,608	14,320	14,325
Income before income tax expense	3,599	3,479	4,347	4,256
Income tax expense	1,205	1,197	1,434	1,362

Net income	$2,394	$2,282	$2,913	$2,894

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The following table presents the effects of the restatement on the Consolidated Balance Sheet:

	Previously
December 31, 2005 ($ in millions)	reported	Restated

Assets
Cash and cash equivalents	$15,424	$15,424
Investment securities	18,207	18,207
Loans held for sale	21,865	21,865
Assets held for sale	19,030	19,030
Finance receivables and loans, net of unearned income
Consumer	140,411	140,436
Commercial	44,574	44,574
Allowance for credit losses	(3,116)	(3,085)

Total finance receivables and loans, net	181,869	181,925
Investment in operating leases, net	31,211	31,211
Notes receivable from GM	4,565	4,565
Mortgage servicing rights	4,015	4,015
Premiums and other insurance receivables	1,873	1,873
Other assets	22,457	22,442

Total assets	$320,516	$320,557

Liabilities
Debt
Unsecured	$133,269	$133,560
Secured	121,138	121,138

Total debt	254,407	254,698
Interest payable	3,057	3,057
Liabilities related to assets held for sale	10,941	10,941
Unearned insurance premiums and service revenue	5,054	5,054
Reserves for insurance losses and loss adjustment expenses	2,534	2,534
Accrued expenses and other liabilities	18,381	18,224
Deferred income taxes	4,364	4,364

Total liabilities	298,738	298,872
Equity
Common stock and paid-in capital	5,760	5,760
Retained earnings	15,190	15,095
Accumulated other comprehensive income	828	830

Total equity	21,778	21,685

Total liabilities and equity	$320,516	$320,557

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The following table presents the effects of the restatement on the Consolidated Statement of Changes in Equity:

	2005		2004
	Previously		Previously
Year ended December 31, ($ in millions)	reported	Restated	reported	Restated

Common stock and paid-in capital
Balance at beginning of year	$5,760	$5,760	$5,641	$5,641
Increase in paid-in capital	—	—	119	119

Balance at end of year	5,760	5,760	5,760	5,760

Retained earnings
Balance at beginning of year	15,491	15,508	14,078	14,114
Net income	2,394	2,282	2,913	2,894
Dividends paid	(2,500)	(2,500)	(1,500)	(1,500)
Repurchase transaction	(195)	(195)	—	—

Balance at end of year	15,190	15,095	15,491	15,508

Accumulated other comprehensive income (loss)
Balance at beginning of year	1,166	1,168	517	518
Other comprehensive (loss) income	(338)	(338)	649	650

Balance at end of year	828	830	1,166	1,168

Total equity
Balance at beginning of year	22,417	22,436	20,236	20,273
Increase in paid-in capital	—	—	119	119
Net income	2,394	2,282	2,913	2,894
Dividends paid	(2,500)	(2,500)	(1,500)	(1,500)
Repurchase transaction	(195)	(195)	—	—
Other comprehensive (loss) income	(338)	(338)	649	650

Total equity at end of year	$21,778	$21,685	$22,417	$22,436

Comprehensive income
Net income	$2,394	$2,282	$2,913	$2,894
Other comprehensive (loss) income	(338)	(338)	649	650

Comprehensive income	$2,056	$1,944	$3,562	$3,544

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

The following table presents the effects of the restatement on the Consolidated Statement of Cash Flows:

	2005		2004
	Previously		Previously
Year ended December 31, ($ in millions)	reported	Restated	reported	Restated

Operating activities
Net income	$2,394	$2,282	$2,913	$2,894
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,964	5,964	5,433	5,433
Goodwill impairment	712	712	—	—
Amortization and valuation adjustments of mortgage servicing rights	782	782	1,384	1,384
Provision for credit losses	1,085	1,074	1,953	1,953
Net gains on sales of finance receivables and loans	(1,695)	(1,741)	(1,312)	(1,332)
Net (gains) losses on investment securities	(104)	(104)	(52)	(52)
Capitalized interest income	(23)	(23)	(30)	(30)
Net change in:
Trading securities	(1,155)	(1,155)	614	614
Loans held for sale	(29,119)	(29,119)	(2,312)	(2,312)
Deferred income taxes	351	351	(118)	(118)
Interest payable	(290)	(290)	311	311
Other assets	(2,366)	(2,446)	2,468	2,426
Other liabilities	49	45	(2,800)	(2,875)
Other, net	315	568	1,011	1,167

Net cash (used in) provided by operating activities	(23,100)	(23,100)	9,463	9,463

Investing activities
Purchases of available for sale securities	(19,165)	(19,165)	(12,783)	(12,783)
Proceeds from sales of available for sale securities	5,721	5,721	3,276	3,276
Proceeds from maturities of available for sale securities	8,887	8,887	7,250	7,250
Net increase in finance receivables and loans	(96,028)	(96,028)	(125,183)	(125,183)
Proceeds from sales of finance receivables and loans	125,836	125,836	108,147	108,147
Purchases of operating lease assets	(15,496)	(15,496)	(14,055)	(14,055)
Disposals of operating lease assets	5,164	5,164	7,668	7,668
Change in notes receivable from GM	1,053	1,053	(1,635)	(1,635)
Purchases of mortgage servicing rights, net	(267)	(267)	(326)	(326)
Acquisitions of subsidiaries, net of cash acquired	(2)	(2)	9	9
Other, net	(1,549)	(1,549)	260	260

Net cash provided by (used in) investing activities	14,154	14,154	(27,372)	(27,372)

Financing activities
Net change in short-term debt	(9,970)	(9,970)	4,123	4,123
Proceeds from issuance of long-term debt	77,890	77,890	72,753	72,753
Repayments of long-term debt	(69,520)	(69,520)	(57,743)	(57,743)
Other financing activities	6,168	6,168	4,723	4,723
Dividends paid	(2,500)	(2,500)	(1,500)	(1,500)

Net cash provided by financing activities	2,068	2,068	22,356	22,356

Effect of exchange rate changes on cash and cash equivalents	(45)	(45)	295	295

Net (decrease) increase in cash and cash equivalents	(6,923)	(6,923)	4,742	4,742
Cash and cash equivalents at beginning of year	22,718	22,718	17,976	17,976

Cash and cash equivalents at end of year	$15,795	$15,795	$22,718	$22,718

Notes to Consolidated Financial Statements
GMAC LLC • Form 10-K

  25 Quarterly Financial Statements (unaudited)

The following tables present the quarterly results for 2006 and 2005, including the effects of the restatement on the applicable periods. For further details on the restatement refer to Notes 1 and 24 to these Consolidated Financial Statements.

	First quarter		Second quarter		Third quarter				Fourth quarter
2006	Previously		Previously		Previously
($ in millions)	reported	Restated	reported	Restated	reported		Restated

Net financing revenue before provision for credit losses	$2,140	$1,891	$1,908	$1,743	$1,691		$2,033		$1,876
Provision for credit losses	(135)	(166)	(285)	(268)	(486)		(503)		(1,063)
Other revenue	2,911	2,899	3,542	3,522	3,083		3,015		3,184

Total net financing revenue and other income	4,916	4,624	5,165	4,997	4,288		4,545		3,997
Noninterest expense	3,928	3,907	3,835	3,850	4,542		4,535		3,643

Income (loss) before income tax expense	988	717	1,330	1,147	(254)		10		354
Income tax expense (benefit)	316	222	430	360	70		183		(662	)(b)

Net income (loss)	$672	$495	$900	$787	($324	)(a)	($173	)(a)	$1,016

(a)	Decline in third quarter 2006 net income primarily relates to goodwill impairment taken at our Commercial Finance business. Refer to Note 11 to our Consolidated Financial Statements for further details.
(b)	Effective November 28, 2006, GMAC, along with certain U.S. subsidiaries, became disregarded or pass-through entities for U.S. federal income tax purposes. Due to our change in tax status, a net deferred tax liability was eliminated through income tax expense totaling $791 million.

	First quarter		Second quarter		Third quarter		Fourth quarter
2005	Previously		Previously		Previously		Previously
($ in millions)	reported	Restated	reported	Restated	reported	Restated	reported	Restated

Net financing revenue before provision for credit losses	$2,187	$2,015	$2,267	$2,510	$2,004	$1,861	$1,926	$1,820
Provision for credit losses	(329)	(313)	(201)	(217)	(385)	(385)	(170)	(159)
Other revenue	2,841	2,859	2,784	2,805	3,288	3,274	2,995	3,017

Total net financing revenue and other income	4,699	4,561	4,850	5,098	4,907	4,750	4,751	4,678
Noninterest expense	3,596	3,574	3,638	3,613	3,856	3,854	4,518	4,567

Income before income tax expense	1,103	987	1,212	1,485	1,051	896	233	111
Income tax expense (benefit)	375	363	396	511	376	324	58	(1)

Net income	$728	$624	$816	$974	$675	$572	$175 (a)	$112 (a)

(a)	Decline in fourth quarter 2005 net income primarily relates to goodwill impairments taken at our Commercial Finance business and Capmark. Refer to Note 11 to our Consolidated Financial Statements for further details.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GENERAL MOTORS CORPORATION
(Registrant)

Date: March 14, 2007

By:
/s/  G. RICHARD WAGONER, JR.
G. Richard Wagoner, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 14th day of March 2007 by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ G. RICHARD WAGONER, JR. (G. Richard Wagoner, Jr.)	Chairman and Chief Executive Officer

/s/ FREDERICK A. HENDERSON (Frederick A. Henderson)	Vice Chairman and Chief Financial Officer

/s/ WALTER G. BORST (Walter G. Borst)	Treasurer

/s/ NICK S. CYPRUS (Nick S. Cyprus)	Controller and Chief Accounting Officer

/s/ PERCY BARNEVIK (Percy Barnevik)	Director

/s/ ERSKINE BOWLES (Erskine Bowles)	Director

/s/ JOHN H. BRYAN (John H. Bryan)	Director

/s/ ARMANDO CODINA (Armando Codina)	Director

/s/ GEORGE M.C. FISHER (George M.C. Fisher)	Director

/s/ KAREN KATEN (Karen Katen)	Director

Signature	Title

/s/ KENT KRESA (Kent Kresa)	Director

/s/ ELLEN J. KULLMAN (Ellen J. Kullman)	Director

/s/ PHILIP A. LASKAWY (Philip A. Laskawy)	Director

/s/ ECKHARD PFEIFFER (Eckhard Pfeiffer)	Director