Form 10-Q
period 2007-03-31
GENERAL MOTORS CORP
filed 2007-05-08
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

(313) 556-5000
Registrant’s telephone number, including area code

NA
(former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of April 30, 2007, the number of shares outstanding of the Registrant’s common stock was 565,743,444 shares.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

PART I

Item 1.	Condensed Consolidated Financial Statements

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
		(As restated, see
		Notes 2 and 12)

Net sales and revenue
Automotive sales	$42,923	$43,529
Financial services and insurance revenue	986	8,847

Total net sales and revenue	43,909	52,376

Costs and expenses
Automotive cost of sales	39,047	40,073
Selling, general, and administrative expense	3,375	3,427
Financial services and insurance expense	883	8,285

Total costs and expenses	43,305	51,785

Operating income	604	591
Equity in loss of GMAC LLC	(183)	—
Automotive and other interest expense	(799)	(638)
Automotive interest income and other non-operating income	386	798

Income before income taxes, other equity income and minority interests	8	751
Income tax expense	—	232
Equity income and minority interests, net of tax	54	83

Net income	$62	$602

Basic earnings per share:
Earnings per share, basic	$.11	$1.06

Weighted average common shares outstanding, basic (millions)	566	566

Diluted earnings per share:
Earnings per share, diluted	$.11	$1.06

Weighted average common shares outstanding, diluted (millions)	567	569

Cash dividends per share	$.25	$.25

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	March 31,	December 31,	March 31,
	2007	2006	2006
	(Unaudited)		(Unaudited)
			(As restated,
			see Note 12)
ASSETS
Current Assets
Cash and cash equivalents	$20,923	$23,774	$17,427
Marketable securities	159	138	1,396

Total cash and marketable securities	21,082	23,912	18,823
Accounts and notes receivable, net	9,697	8,216	6,966
Inventories	15,431	13,921	14,867
Equipment on operating leases, net	5,650	6,125	7,217
Deferred income taxes and other current assets	12,143	11,957	10,139

Total current assets	64,003	64,131	58,012
Financing and Insurance Operations Assets
Cash and cash equivalents	301	349	17,441
Investments in securities	187	188	18,443
Finance receivables, net	—	—	180,173
Loans held for sale	—	—	18,171
Equipment on operating leases, net	10,457	11,794	32,570
Investment in GMAC LLC	7,355	7,523	—
Other assets	3,684	2,269	28,996

Total Financing and Insurance Operations Assets	21,984	22,123	295,794
Non-Current Assets
Property, net	41,612	41,934	38,551
Deferred income taxes	32,476	32,967	22,387
Prepaid pension	17,639	17,366	37,478
Other assets	7,484	7,671	9,917

Total non-current assets	99,211	99,938	108,333

Total Assets	$185,198	$186,192	$462,139

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable (principally trade)	$30,065	$26,931	$26,872
Short-term borrowings and current portion of long-term debt	4,834	5,666	1,294
Accrued expenses	34,518	35,225	43,424

Total current liabilities	69,417	67,822	71,590
Financing and Insurance Operations Liabilities
Accounts payable	133	192	3,596
Debt	8,297	9,438	245,260
Other liabilities and deferred income taxes	1,572	1,947	29,136

Total Financing and Insurance Operations Liabilities	10,002	11,577	277,992
Non-Current Liabilities
Long-term debt	33,120	33,067	32,612
Postretirement benefits other than pensions	48,998	50,086	31,431
Pensions	11,293	11,934	11,576
Other liabilities and deferred income taxes	15,570	15,957	20,084

Total non-current liabilities	108,981	111,044	95,703

Total liabilities	188,400	190,443	445,285
Minority interests	1,145	1,190	1,075
Stockholders’ Equity (Deficit)
Preferred stock, no par value, authorized 6,000,000, no shares issued and outstanding	—	—	—
$1 2/3 par value common stock (2,000,000,000 shares authorized, 756,637,541 and 565,738,371 shares issued and outstanding at March 31, 2007, respectively 756,637,541 and 565,670,254 shares issued and outstanding at December 31, 2006, respectively and 756,637,541 and 565,559,329 shares issued and outstanding at March 31, 2006, respectively)	943	943	943
Capital surplus (principally additional paid-in capital)	15,346	15,336	15,296
Retained earnings	39	406	3,408
Accumulated other comprehensive (loss)	(20,675)	(22,126)	(3,868)

Total stockholders’ equity (deficit)	(4,347)	(5,441)	15,779

Total Liabilities, Minority Interests, and Stockholders’ Equity (Deficit)	$185,198	$186,192	$462,139

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars and shares in millions)
(Unaudited)

						Accumulated
						Other	Total
	Shares of			Comprehensive		Comprehensive	Stockholders’
	Common	Capital	Capital	Income	Retained	Income	Equity
	Stock	Stock	Surplus	(Loss)	Earnings	(Loss)	(Deficit)

Balance December 31, 2005	566	$943	$15,285		$2,960	$(4,535)	$14,653
Net income, as restated (see Note 12)	—	—	—	$602	602	—	602
Cumulative effect of a change in accounting principle — adoption of SFAS No. 156, net of tax	—	—	—	—	(13)	—	(13)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	426	—	—	—
Unrealized gains on derivatives	—	—	—	119	—	—	—
Unrealized gains on securities	—	—	—	170	—	—	—
Minimum pension liability adjustment	—	—	—	(48)	—	—	—

Other comprehensive income	—	—	—	667	—	667	667

Comprehensive income				$1,269		—

Stock options	—	—	11		—	—	11
Cash dividends paid	—	—	—		(141)	—	(141)

Balance March 31, 2006, as restated (see Note 12)	566	$943	$15,296		$3,408	$(3,868)	$15,779

Balance December 31, 2006	566	$943	$15,336		$406	$(22,126)	$(5,441)
Net income				$62	62		62
Effects of accounting change regarding pension plan and OPEB measurement-dates pursuant to SFAS No. 158, net of tax	—	—	—	—	(425)	1,153	728
Cumulative effect of a change in accounting principle — adoption of FIN No. 48, net of tax	—	—	—	—	137	—	137
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	200	—	—	—
Unrealized loss on derivatives	—	—	—	(59)	—	—	—
Unrealized loss on securities	—	—	—	(39)	—	—	—
Defined benefit plans:
Net prior service cost	—	—	—	(213)	—	—	—
Net actuarial gain	—	—	—	1	—	—	—
Net transition asset/obligation	—	—	—	408	—	—	—

Other comprehensive income	—	—	—	298		298	298

Comprehensive income				$360		—

Stock options	—	—	10		—	—	10
Cash dividends paid	—	—	—		(141)	—	(141)

Balance March 31, 2007	566	$943	$15,346		$39	$(20,675)	$(4,347)

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)

Net cash provided by operating activities	$1,468	$790
Cash flows from investing activities
Expenditures for property	(1,185)	(1,376)
Investments in marketable securities, acquisitions	(26)	(5,443)
Investments in marketable securities, liquidations	6	4,969
Net change in mortgage servicing rights	—	(56)
Increase in finance receivables	—	(7,589)
Proceeds from sale of finance receivables	—	16,220
Proceeds from sale of business units/equity investments	—	9,911
Operating leases, acquisitions	—	(4,524)
Operating leases, liquidations	789	1,625
Capital contribution to GMAC LLC	(1,022)	—
Investments in companies, net of cash acquired	2	(5)
Other	(584)	(2,402)

Net cash provided by (used in) investing activities	(2,020)	11,330

Cash flows from financing activities
Net decrease in short-term borrowings	(2,212)	(5,900)
Borrowings of long-term debt	18	23,824
Payments made on long-term debt	(35)	(26,895)
Cash dividends paid to stockholders	(141)	(141)
Other	—	1,081

Net cash (used in) financing activities	(2,370)	(8,031)

Effect of exchange rate changes on cash and cash equivalents	23	53

Net increase (decrease) in cash and cash equivalents	(2,899)	4,142
Cash and cash equivalents at beginning of the period	24,123	30,726

Cash and cash equivalents at end of the period	$21,224	$34,868

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Nature of Operations

GM is primarily engaged in the worldwide production and marketing of cars and trucks. GM develops, manufactures, and markets vehicles worldwide through its four regions. GM’s four automotive regions consist of GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP). Also, GM’s finance and insurance operations are primarily conducted through GMAC LLC, the successor to General Motors Acceptance Corporation (together with GMAC LLC, GMAC), a wholly-owned subsidiary through November 2006. On November 30, 2006, GM sold a 51% controlling ownership interest in GMAC to a consortium of investors. After the sale, GM has accounted for its 49% ownership interest in GMAC using the equity method. GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential mortgage services, automobile service contracts, personal automobile insurance coverage and selected commercial insurance coverage. GM operates in two businesses, consisting of Automotive and Other (Auto) and Financing and Insurance Operations (FIO).

Note 2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of only normal recurring items, considered necessary for a fair presentation of the financial position and results of operations of GM. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in GM’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC.

The condensed consolidated financial statements include the accounts of General Motors Corporation and its subsidiaries that are controlled by GM due to ownership of a majority voting interest. In addition, GM consolidates variable interest entities (VIEs) for which it is the primary beneficiary. GM’s share of earnings or losses of investees that are less than 50% owned are included in the consolidated operating results using the equity method of accounting, when GM is able to exercise significant influence over the operating and financial decisions of the investee. If GM is not able to exercise significant influence over the operating and financial decisions of the investee, the cost method of accounting is used. All intercompany balances and transactions have been eliminated in consolidation.

Change in Presentation of Financial Statements

For the three months ended March 31, 2007, GM changed its income statement presentation to present costs and expenses of its FIO operations as a separate line. In so doing, GM reclassified FIO’s portion of selling, general and administrative expenses and interest expense to the income statement caption “financial services and insurance expense”. Also, Automotive and other interest expense have been presented within non-operating income and expenses. Certain reclassifications have been made to the comparable 2006 restated financial information to conform to the current period presentation.

Sale of GMAC Commercial Mortgage

In March 2006, GM, through GMAC, sold approximately 79% of our equity in GMAC Commercial Mortgage for approximately $1.5 billion in cash. At the closing, GMAC Commercial Mortgage also repaid to us approximately $7.3 billion of intercompany loans, for total cash proceeds of $8.8 billion. Subsequent to the sale, the remaining interest in GMAC Commercial Mortgage was reflected using the equity method.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Basis of Presentation — (continued)

Changes in Accounting Principles

Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans

As previously reported in our 2006 Annual Report on Form 10-K, GM recognized the funded status of its benefit plans at December 31, 2006 in accordance with the recognition provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, (SFAS No. 158). Additionally, GM elected to early adopt the measurement date provisions of SFAS No. 158 at January 1, 2007. Those provisions require the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. Refer to Note 10.

Accounting for Uncertainty in Income Taxes

During the first quarter of 2007, GM adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

GM recorded an increase to retained earnings as of January 1, 2007 of $137.1 million as a cumulative effect of a change in accounting principle for the adoption of FIN 48 with a corresponding decrease to the liability for uncertain tax positions. At January 1, 2007, GM had approximately $2.7 billion of total gross unrecognized tax benefits. Of this total, $2.1 billion represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. These amounts consider the guidance of FASB Staff Position No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48”. At March 31, 2007, the liability for uncertain tax positions is classified as a noncurrent liability.

GM files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. In the U.S., GM’s federal income tax returns for 2001 through 2003 are currently under review by the Internal Revenue Service and it is reasonably possible that this examination will conclude in 2007. GM’s Mexican subsidiary has recently received an income tax assessment related to the 2001 tax year covering warranty, tooling costs, and withholding taxes. Finally, certain tax reform measures, including a corporate tax rate reduction, are currently under review by the German tax authorities. The impact of the above events on the total amount of unrecognized tax benefits is estimated to be a reduction of approximately $170 million to $180 million.

GM has open tax years from primarily 1999 to 2006 with various significant taxing jurisdictions including the United States, Canada, Mexico, Germany, the United Kingdom, Korea and Brazil. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. GM has recorded a tax benefit only for those positions that meet the more-likely-than-not standard.

GM’s continuing practice is to recognize interest on uncertain tax positions in interest expense and penalties in selling, general and administrative expenses. For the three months ended March 31, 2007, GM incurred interest and penalties of approximately $14.1 million and $(7.5) million. Penalties of approximately $8.6 million were reversed

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Basis of Presentation — (concluded)

in the first quarter of 2007 as part of an adjustment to the FIN 48 liability which renders the penalties as no longer accruable. Accrued interest and penalties as of January 1, 2007 were $210.3 million and $75.6 million, respectively, and as of March 31, 2007 accrued interest and penalties were $233.1 million and $68.1 million, respectively.

Accounting for Early Retirement or Postemployment Programs with Specific Features

On January 1, 2006, GM adopted EITF 05-5, “Accounting for Early Retirement or Postemployment Programs with Specific Features,” which states that the bonus and contributions made into the German government pension program should be accounted for under the guidance in SFAS No. 112, “Employers’ Accounting for Postemployment Benefit Costs”, and the government subsidy should be recognized when a company meets the necessary conditions to be entitled to the subsidy. As clarified in EITF 05-5, beginning in 2006, GM recognized the bonus and additional contributions (collectively, additional compensation) into the German government pension plan over the period from which the employee signed the program contract until the end of the active service period. Prior to 2006, GM recognized the full additional compensation one-year before the employee entered the active service period. The change, reported as a change in accounting estimate effected by a change in accounting principle, resulted in additional compensation expense of $68 million in the first quarter of 2006.

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

Accounting Standards Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS No. 157) which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact of the standard on GM’s financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115” (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Management is currently assessing the potential impact of the standard on GM’s financial condition and results of operations.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Inventories

Inventories included the following:

	March 31,	December 31,	March 31,
	2007	2006	2006
	(Dollars in millions)

Productive material, work in process, and supplies	$5,982	$5,810	$5,916
Finished product, service parts, etc.	10,957	9,619	10,476

Total inventories at FIFO	16,939	15,429	16,392
Less LIFO allowance	(1,508)	(1,508)	(1,525)

Total	15,431	13,921	14,867
FIO off-lease vehicles	223	185	657

Total inventories	$15,654	$14,106	$15,524

Note 4.	Investment in Nonconsolidated Affiliates

Nonconsolidated affiliates of GM identified herein are those entities in which GM owns an equity interest and for which GM uses the equity method of accounting, because GM has the ability to exert significant influence over decisions relating to their operating and financial affairs. GM’s significant affiliates and the percent of GM’s current equity ownership or voting interest in them include the following:

United States — GMAC (49% at March 31, 2007 and 100% at March 31, 2006)

China — Shanghai General Motors Co., Ltd (50% at March 31, 2007 and 2006) and SAIC-GM-Wuling Automobile Co., Ltd (34% at March 31, 2007 and 2006)

GMAC was a wholly-owned subsidiary of GM during the three months ended March 31, 2006. In November 2006, GM sold a 51% controlling ownership interest in GMAC. The remaining 49% interest held by GM, in the form of GMAC Common Membership Interests, is accounted for using the equity method. In addition, GM acquired 1,555,000 Preferred Membership Interests representing approximately 74% of the Preferred Membership Interests for a cash price of $1.4 billion. The investment in GMAC Preferred Membership Interests, a cost method investment, was initially recorded at fair value of $1.6 billion at the date of its acquisition. The excess of fair value over the cash exchanged for the Preferred Membership Interests reduced GM’s investment in GMAC Common Membership Interests. At March 31, 2007, GM’s investment in GMAC Preferred Membership Interests was $1.6 billion. GMAC is required to make certain quarterly distributions to holders of the Preferred Membership Interests in cash on a pro rata basis. The Preferred Membership Interests are issued in units of $1,000 and accrue a yield at a rate of 10% per annum. GM accrued a dividend of $39 million for the three months ended March 31, 2007. Refer to Note 14 for a description of the related party transactions with GMAC.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Investment in Nonconsolidated Affiliates — (concluded)

Information regarding GM’s share of net income (loss) for nonconsolidated affiliates described above is included in the table below:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in millions)

GMAC	$(183)	$—
Shanghai General Motors Co., Ltd and SAIC-GM-Wuling Automobile Co., Ltd.	117	71
Other	39	55

Total	$(27)	$126

The following table represents summarized financial information of GMAC at and for the three months ended March 31, 2007 (dollars in millions):

Condensed Consolidated Statement of Operations:
Total net sales and revenue	$5,298
Depreciation and amortization	1,081
Interest expense	3,673
Operating loss	(155)
Income tax expense	150
Net loss	(305)
Net loss available to common	(357)
Condensed Consolidated Balance Sheet:
Loans held for sale	$22,086
Finance receivables and loans, net	165,017
Investment in operating leases, net	25,881
Other assets	25,520
Total assets	275,132
Total debt	223,727
Accrued expenses	23,083
Total liabilities	257,840
Preferred interests	2,226
Total stockholders’ equity	15,066

In March 2006, GM sold 92.36 million shares of its investment in Suzuki Motor Corporation (Suzuki), reducing GM’s equity stake in Suzuki from 20.4% to 3.7% (16.3 million shares). The sale of GM’s interest generated cash proceeds of $2 billion and resulted in a gain on the sale of $666 million. Effective with completion of the sale, GM’s remaining investment in Suzuki is accounted for as an available-for-sale equity security.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Product Warranty Liability

Policy, product warranty, recall campaigns and certified used vehicles liability included the following:

	March 31,	December 31,	March 31,
	2007	2006	2006
	(Dollars in millions)

Beginning balance	$9,064	$9,135	$9,135
Payments	(1,151)	(4,463)	(1,119)
Increase in liability (warranties issued during period)	1,222	4,517	1,090
Adjustments to liability (pre-existing warranties)	(11)	(570)	(10)
Effect of foreign currency translation	29	445	46

Ending balance	$9,153	$9,064	$9,142

Management reviews and adjusts these estimates on a regular basis based on the differences between actual experience and historical estimates or other available information.

Note 6.	GMNA Postemployment Benefit Costs

Costs to idle, consolidate or close facilities and provide postemployment benefits to employees idled on an other than temporary basis are accrued based on management’s best estimate of the wage and benefits costs that will be incurred for qualified employees under the JOBS Bank provisions of the current labor agreement through the date of its expiration in September 2007, plus estimated costs expected to be paid thereafter taking into account policy changes that GM intends to negotiate into the JOBS program after the expiration of the current collective bargaining agreement. Costs related to the idling of employees that are expected to be temporary are expensed as incurred. GM reviews the adequacy and continuing need for these liabilities on a quarterly basis in conjunction with its quarterly production and labor forecasts.

In March 2006, GM, Delphi and the United Auto Workers (UAW) reached an agreement (the UAW Attrition Agreement) intended to reduce the number of U.S. hourly employees through an accelerated attrition program (the Attrition Program). Under the Attrition Program, GM provided certain UAW-represented employees at GM with (i) a lump sum payment of $35,000 for normal or early voluntary retirements retroactive to October 1, 2005; (ii) a mutually satisfactory retirement for employees with at least 10 years of credited service and 50 years of age or older; (iii) payment of gross monthly wages ranging from $2,750 to $2,900 to those employees who participate in a special voluntary pre-retirement program depending on years of credited service and plant work location; and (iv) a buy-out of $140,000 for employees with ten or more years of seniority, or $70,000 for employees with less than 10 years seniority, provided such employees severed all ties with GM except for any vested pension benefits. Approximately 34,400 GM hourly employees agreed to the terms of the Attrition Program. GM recorded a charge of approximately $2.1 billion in 2006 to recognize the wage and benefit cost of those accepting normal and voluntary retirements, buy-outs or pre-retirement leaves. As a result of the Attrition Program, the JOBS Bank was substantially reduced as employees from the JOBS Bank retired, took a buy-out or filled openings created by the Attrition Program. Certain employees who choose to leave GM retired or left by January 1, 2007 will continue to receive payments until 2010.

Throughout 2006, GM recorded favorable adjustments totaling $1 billion to the postemployment benefits reserve primarily as a result of (i) the transfer of employees from idled plants to other plant sites to replace those positions previously held by employees who accepted retirements, buy-outs, or pre-retirement leaves, (ii) a higher than anticipated level of Attrition Program participation by employees at idled facilities and facilities to be idled that were previously accrued for under the JOBS Bank provisions, and (iii) higher than anticipated headcount reductions associated with the GMNA plant idling activities announced in 2005. In 2005, GM recognized a charge of $1.8 billion for postemployment benefits related to the restructuring of its North American operations.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	GMNA Postemployment Benefit Costs — (concluded)

Approximately 17,500 employees were included in the 2005 charge for locations included in this action, some leaving the Corporation through attrition and the remainder transferring to other sites.

The liability for postemployment benefit costs of $0.9 billion at March 31, 2007 reflects estimated future wages and benefits for approximately 12,600 employees primarily related to employees subject to the terms of the Attrition Program and at idled facilities and facilities to be idled. At December 31, 2006, the postemployment benefit costs liability reflects estimated future wages and benefits of $1.3 billion related to approximately 8,500 employees, primarily located at idled facilities and facilities to be idled as a result of previous GMNA plant idling activities and approximately 10,900 employees subject to the terms of the Attrition Program. The liability for postemployment benefit costs as of March 31, 2006 reflects estimated future wages and benefits of $1.8 billion related to approximately 17,600 employees located at multiple plants.

	March 31,	December 31,	March 31,
	2007	2006	2006
	(Dollars in millions)

Beginning balance	$1,269	$2,012	$2,012
Additions	—	2,212	—
Interest accretion	4	31	8
Payments	(376)	(1,834)	(109)
Adjustments	(4)	(1,152)	(136)

Ending balance	$893	$1,269	$1,775

Note 7.	Commitments and Contingent Matters

Commitments

GM has provided guarantees in relation to the residual value of certain operating leases, primarily related to the lease of GM’s corporate headquarters. At March 31, 2007, the maximum potential amount of future undiscounted payments that could be required to be made under these guarantees amount to $592 million. Years of expiration pertaining to these guarantees range from 2008 to 2018, and certain of the leases contain renewal options.

GM has agreements with third parties that guarantee the fulfillment of certain suppliers’ commitments. At March 31, 2007, the maximum potential future undiscounted payments that could be required to be made under these guarantees amount to approximately $80 million. Years of expiration pertaining to these guarantees range from 2007 to 2035. Other guarantees with a maximum potential amount of future undiscounted payments that could be required amounted to approximately $5 million with the period of expiration determined by business conditions, i.e., emergence from bankruptcy or the sale of the business.

In addition, in some instances, certain assets of the party whose debt or performance is guaranteed may offset, to some degree, the effect of the triggering of the guarantee. The offset of certain payables of GM may also apply to certain guarantees. No liabilities were recorded with respect to such guarantees as the amounts were determined to be insignificant.

GM also provides payment guarantees on commercial loans made by GMAC and outstanding with certain third-parties. As of March 31, 2007 maximum commercial obligations guaranteed by GM were approximately $93 million. Years of expiration pertaining to these guarantees range from 2007 to 2012. Based on the creditworthiness of these third parties, the value ascribed to the guarantee provided by GM was determined to be insignificant.

In addition, GM has entered into agreements with GMAC and FIM Holdings LLC, related to the disposal of its 51% interest in GMAC, that incorporate indemnification provisions. The maximum potential future

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Commitments and Contingent Matters — (continued)

undiscounted payments to which GM may be exposed in terms of these indemnification provisions amount to approximately $2.5 billion. No amounts have been recorded for such indemnities as the fair value of these indemnifications is immaterial.

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

Asbestos Claims

Like most automobile manufacturers, GM has been subject in recent years to asbestos-related claims. GM has seen these claims primarily arise from three circumstances. A majority of these claims seek damages for illnesses alleged to have resulted from asbestos used in brake components. A limited numbers of claims have arisen from asbestos contained in the insulation and brakes used in the manufacturing of locomotives and claims brought by contractors who allege exposure to asbestos-containing products while working on premises owned by GM.

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

GM records an estimated liability associated with reported asbestos claims when it believes that the expected loss is both probable and can be reasonably estimated. Prior to 2006, with respect to incurred but not yet reported claims, GM concluded that a range of probable losses was not reasonably estimable. Over the last several years, GM has continued to accumulate data associated with asbestos claims. Based on review of this data during the fourth quarter of 2006, management determined that it had enough information to determine a reasonable estimate of its projected incurred, but not yet reported, claims that could be asserted over the next two years. Based on its analysis, GM recorded $127 million charge for unasserted asbestos claims in the fourth quarter of 2006.

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

GM has established reserves for matters in which it believes that losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, incurred but not reported asbestos-related claims, environmental remediation programs, or sanctions, that if granted, could require the Corporation to pay damages or make other expenditures in amounts that could not be reasonably estimated at March 31, 2007. While the final outcome of these matters cannot be predicted with certainty, after discussion with counsel, it is the opinion of management that such claims are not expected to have a material adverse effect on GM’s consolidated financial condition or results of operations. However, should many of these items occur in the same period, they could have a material adverse effect on the results of operations in a particular quarter or year.

Delphi

GM provided guarantees with respect to benefits for former GM employees related to pensions and postretirement health care and life insurance (OPEB) for certain divestitures made prior to January 1, 2003. As

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Commitments and Contingent Matters — (continued)

such, in connection with GM’s spin-off of Delphi in 1999, GM entered into separate agreements with the UAW, the IUE-CWA and the United Steel Workers (Benefit Guarantee Agreements) providing contingent benefit guarantees to make payments for limited pension and OPEB expenses to certain former GM U.S. hourly employees who transferred to Delphi and meet the eligibility requirements for such payments (Covered Employees). Each Benefit Guarantee Agreement contains separate benefit guarantees relating to pension and OPEB obligations, with different triggering events under which GM could be liable if Delphi fails to provide the corresponding benefit at the required level. Therefore, GM could incur liability under one of the guarantees (e.g., OPEB) without triggering the other guarantees (e.g., pension). In addition, with respect to pension benefits, GM’s guarantee of pension benefits arises only to the extent that the pension benefits provided by Delphi and the Pension Benefit Guaranty Corporation falls short of the guaranteed amount. The benefit guarantees will expire on October 18, 2007 unless Delphi fails before that date to pay the specified benefits which would trigger the related guarantee. If a benefit guarantee is triggered before its expiration date, GM’s obligation could extend for the lives of affected Covered Employees, subject to the applicable terms of the pertinent benefit plans or other relevant agreements. A separate agreement between GM and Delphi which also expires on October 18, 2007, requires Delphi to indemnify GM for any payments under the benefit guarantees to the UAW employees or retirees. Any recovery by GM under indemnity claims against Delphi might be subject to partial or complete discharge in the Delphi reorganization proceeding. As a result, GM’s claims for indemnity may not be paid in part or full.

In 2006, GM together with Delphi and the UAW entered into the UAW Attrition Agreement, which provided a combination of early retirement payments and other incentives to reduce the number of U.S. hourly employees at GM and Delphi. A total of 12,400 UAW-represented Delphi employees elected one of the retirement options available under the UAW agreement.

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

GM believes that it is probable that it has incurred a liability due to Delphi’s Chapter 11 filing in October 2005. GM established a liability of $5.5 billion in 2005 and recorded an additional charge of $0.5 billion in 2006 for OPEB obligations associated with previously divested Delphi business units and certain labor restructuring costs, including but not limited to expenditures related to the attrition programs discussed above. Based on currently available data and ongoing discussions with Delphi and other stakeholders, GM believes that the range of the contingent exposures is between $6.0 billion and $7.5 billion, with amounts near the low end of the range considered more possible than amounts near the high end of the range. These views reflect GM’s current assessment that it is unlikely that a Chapter 11 process will result in both a termination of Delphi’s pension plan in addition to complete elimination of its OPEB plans. The amount of this charge may change, depending on further discussions among GM, Delphi, and Delphi’s unions, and other factors. In addition to these charges, GM may agree to reimburse Delphi for certain labor expenses to be incurred upon and after Delphi’s emergence from bankruptcy. GM’s current estimate of these expenses has increased as a result of ongoing negotiations and involves an initial payment in 2007 of approximately $500 million, and for a limited time, annual payments between $100 million and

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Commitments and Contingent Matters — (concluded)

$200 million. In addition, GM expects to incur certain transitional operating expenses of approximately $100 million in 2008. GM will recognize these expenses as incurred in the future. GM expects these payments to be far exceeded by anticipated reductions in the price of systems, components, and parts it purchases from Delphi. Because negotiations are ongoing, the actual impact of the resolution of issues related to Delphi cannot be determined until the Bankruptcy Court’s approval of a comprehensive resolution, and there can be no assurance that the parties will reach a comprehensive resolution or that the Bankruptcy Court will approve such a resolution, or that any resolution will include the terms described above.

At March 31, 2007 and December 31, 2006, GM’s contingent liability related to the Delphi matters was $1.1 billion and $1.5 billion, respectively. During 2006 and the first quarter of 2007, amounts previously recorded under the benefit guarantee were reclassified to GM’s OPEB liability as GM has assumed the OPEB obligation for approximately 17,800 Delphi employees that have returned back to GM to continue working or retire with GM and for those covered employees that remain at Delphi.

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

Benefit Guarantees Related to Divested Unit

GM has entered into various guarantees regarding benefits for former GM employees at two previously divested plants that manufacture component parts whose results continue to be included in GM’s financial statements in accordance with FIN 46(R), Consolidation of Variable Interest Entities. For these divested plants, GM entered into agreements with both the purchasers to indemnify, defend, and hold each purchaser harmless for any liabilities arising out of the divested plants and with the UAW guaranteeing certain postretirement health care benefits and payment of postemployment benefits.

In October 2006, it was announced that production would cease at these two plants which would permanently idle approximately 2,000 workers. Accordingly, during the fourth quarter of 2006, GM results include a charge of $206 million comprised of the following related to the closure of these plants: (1) a $214 million charge to recognize wage and benefit costs associated with employees accepting retirement packages, buyouts, or supplemental unemployment benefit costs in connection with the plant closure, (2) a curtailment loss of $3 million related to pension benefits, and (3) a curtailment gain of $11 million with respect to other postretirement benefits. In the first quarter of 2007, GM recognized a $38.2 million curtailment gain with respect to OPEB and a favorable adjustment of $2.6 million in connection with the plant closures.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Earnings Per Share

Basic earnings per share has been computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The reconciliation of the amounts used in the basic and diluted earnings per share computations was as follows (in millions, except per share amounts).

			Per Share
	Income	Shares	Amount

Three Months Ended March 31, 2007
Basic earnings per share	$62	566	$0.11
Effect of common stock equivalents arising from settlement of contingent convertible debentures	—	—	—
Effect of exercise of stock options and vesting of restricted stock units	—	1	—

Diluted earnings per share	$62	567	$0.11

Three Months Ended March 31, 2006
Basic earnings per share	$602	566	$1.06
Effect of common stock equivalents arising from settlement of contingent convertible debentures	—	—	—
Effect of exercise of stock options	—	3	—

Diluted earnings per share	$602	569	$1.06

Certain stock options with exercise prices that exceed the fair market value of GM’s common stock had an antidilutive effect and therefore were excluded from the computation of diluted earnings per share. The number of such shares not included in the computation of diluted earnings per share were 104 million and 108 million at March 31, 2007 and 2006, respectively.

GM has contingently convertible debentures of $2.6 billion principal amount of 5.25% Series B due in 2032 and $4.3 billion principal amount of 6.25% Series C due in 2033 outstanding that, if converted in the future, would have a potentially dilutive effect on GM’s common stock. GM has unilaterally and irrevocably waived and relinquished its right to use stock, and has committed to use cash, to settle the principal amount of the debentures if (1) holders choose to convert the debentures or (2) GM is required by holders to repurchase the debentures. GM retains the right to use either cash or stock to settle any amount that may become due to debt holders in excess of the principal amount. As of March 31, 2007 and 2006, shares potentially issuable under these debentures were excluded from the computation of diluted earnings per share as the effect is antidilutive under the treasury stock method.

On March 6, 2007, Series A convertible debentures in the amount of $1.1 billion were put to GM and settled entirely in cash.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Depreciation and Amortization

Depreciation and amortization, including asset impairment charges, included in automotive cost of sales, selling, general and administrative expense, and financial services and insurance expense were as follows:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in millions)

Depreciation	$1,257	$1,114
Amortization of special tools	725	738
Amortization of intangible assets	17	17

Total	1,999	1,869

Financing and Insurance Operations
Depreciation	379	1,505
Amortization of intangible assets	—	6

Total	379	1,511

Total consolidated depreciation and amortization	$2,378	$3,380

Note 10.	Pensions and Other Postretirement Benefits

GM recognized the funded status of its benefit plans at December 31, 2006 in accordance with the recognition provisions of SFAS No. 158. Additionally, GM elected to early adopt the measurement date provisions of SFAS No. 158 at January 1, 2007. Those provisions require the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. Using the “two-measurement” approach for those defined benefit plans where the measurement date was not historically consistent with GM’s year-end, GM recorded a decrease to retained earnings of $0.7 billion, or $0.4 billion after-tax, representing the net periodic benefit cost for the period between the measurement date utilized in 2006 and the beginning of 2007, which previously would have been recorded in the first quarter of 2007 on a delayed basis. GM also performed a measurement at January 1, 2007 for those benefit plans whose previous measurement dates were not historically consistent with GM’s year-end. As a result of the January 1, 2007 measurement, GM recorded an increase to accumulated other comprehensive income of $2.3 billion, or $1.5 billion after-tax, representing other changes in the fair value of the plan assets and the benefit obligations for the period between the measurement date utilized in 2006 and January 1, 2007. These amounts are offset principally by an immaterial adjustment of $400 million, or $250 million after-tax, related to the adoption of the recognition provisions of SFAS No. 158 to correct certain demographic information used in determining the amount of the cumulative effect of a change in accounting principle reported at December 31, 2006.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Pensions and Other Postretirement Benefits — (concluded)

The components of pension and OPEB expense are as follows:

	U.S. Plans		Non-U.S. Plans		U.S. Other		Non-U.S.
	Pension Benefits		Pension Benefits		Benefits		Other Benefits
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007	2006	2007	2006
	(Dollars in millions)

Components of (income) expense
Service cost	$160	$253	$118	$113	$93	$176	$10	$13
Interest cost	1,216	1,219	255	211	901	1,077	46	47
Expected return on plan assets	(1,986)	(2,014)	(218)	(174)	(350)	(375)	—	—
Amortization of prior service cost	130	273	7	25	(461)	(28)	(20)	(20)
Recognized net actuarial loss	211	406	82	94	339	619	28	32
Curtailments, settlements, and other	2	23	23	13	—	—	—	—

Net (income) expense	$(267)	$160	$267	$282	$522	$1,469	$64	$72

Effective March 31, 2006, the U.S. District Court for the Eastern District of Michigan approved the tentative settlement agreement with the UAW (UAW Settlement Agreement) related to reductions in hourly retiree health care; this approval is now under appeal. The UAW Settlement Agreement will remain in effect until at least September 2011, after which either GM or the UAW may cancel the agreement upon 90 days written notice. Similarly, GM’s contractual obligations to provide health care benefits to UAW hourly retirees extends to at least September 2011 and will continue thereafter until terminated by either GM or the UAW. As a result, the provisions of the UAW Settlement Agreement will continue in effect for the UAW retirees beyond the expiration in September 2007 of the current collective bargaining agreement between GM and the UAW. Given the significance of the effect of the UAW Settlement Agreement, the plans were remeasured in March 2006. The remeasurement of the U.S. hourly OPEB plans as of March 31, 2006 due to the UAW Settlement Agreement generated a $1.3 billion reduction in OPEB expense recognized in the remaining period in 2006 and reduced the U.S. accumulated benefit obligation by $14.5 billion.

Note 11.	Impairments, Restructuring and Other Initiatives

Impairments

In the first quarter of 2007, GMAP recorded impairment charges totaling $9 million related to product specific assets based on GM’s periodic review of its long-lived assets classified as held and used.

Restructuring and Other Initiatives

GME results for the first quarter of 2007 include charges for separation programs of $57 million primarily at its Germany facilities. A charge of $43 million was recorded in the first quarter of 2007 related to early retirement programs and a new separation program in Germany. Approximately 5,000 employees will leave under early retirement programs through 2013. The cost will be recognized over the remaining service period of these employees. The charge for the new separation program relates to approximately 80 employees. The remaining separation charges related to separations in Sweden, the closure of GM’s Portugal assembly plant, and the shift reduction at the Ellesmere Port plant in the United Kingdom. These separation programs are substantially completed at March 31, 2007. GME results for the first quarter of 2006 included charges for separations and contract cancellations of $47 million. These charges are related to the restructuring plan announced in the fourth quarter of 2004.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Impairments, Restructuring and Other Initiatives — (concluded)

GMAP results for the first quarter of 2007 include a charge for separation programs of $40 million at its Australian facilities. This charge relates to the voluntary separation of approximately 600 employees.

GMNA results for the first quarter of 2006 included a charge of $100 million related to wage and benefit costs incurred under a salaried severance program, which allows involuntarily terminated employees to receive continued salary and benefits for a period of time after termination.

GMLAAM results for the first quarter of 2006 include restructuring charges of $27 million. These restructuring charges relate to the costs of voluntary employee separations at GM’s facilities in Brazil.

Note 12.	Restatement of Previously Issued Condensed Consolidated Financial Statements

As previously disclosed in our 2006 Annual Report on Form 10-K, GM has restated its prior years consolidated financial statements. As such, the accompanying condensed consolidated financial statements in this Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2006 have been restated to correct the accounting for certain derivative transactions under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (SFAS No. 133), and various other accounting adjustments.

The following table sets forth a reconciliation of previously reported and restated net income for the three months ended March 31, 2006 (in millions):

Net income, as previously reported	$445
Pre-tax adjustments:
Derivative and hedge accounting adjustments
Commodity Contracts
“Normal purchases and normal sales” scope exception for certain commodity contracts	80
Hedge accounting related to commodity cash flow hedges	270
Foreign Exchange Contracts
Hedge accounting related to foreign currency cash flow and net investment hedges	115
Interest Rate Contracts
Hedge accounting related to certain debt instruments	(191)

Total derivative and hedge accounting adjustments	274
Other out-of-period adjustments	(80)

Total pre-tax adjustments	194
Income tax expense	37

Total of above adjustments, net of tax	157

Net income, as restated	$602

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Restatement of Previously Issued Condensed Consolidated Financial Statements — (continued)

The following table sets forth a reconciliation of previously reported and restated earnings per share for the three months ended March 31, 2006:

Basic earnings per share:
Earnings per share, as reported	$0.79
Adjustments	0.27

Earnings per share, as restated	$1.06

Diluted earnings per share:
Earnings per share, as reported	$0.78
Adjustments	0.28

Earning per share, as restated	$1.06

These restatement adjustments and revisions are further described below:

Derivatives and Hedge Accounting Adjustments

Commodity Contracts

In reviewing the accounting for certain commodity purchase contracts, GM determined that it had incorrectly concluded that the “normal purchases and normal sales” scope exception in paragraph 10(b) of SFAS No. 133 applied. Therefore, these commodity purchase contracts should have been accounted for as derivatives. The financial statements have been restated to record the fair value of these purchase contracts in the 2006 condensed consolidated balance sheet and record the changes in the fair value of the commodity contracts as charges or credits in the condensed consolidated statement of income. As a result of the restatement, the derivative assets were $251.8 million at March 31, 2006. Additionally, pre-tax earnings were increased, through a reduction of Automotive cost of sales, by $80.1 million ($52.1 million after tax) for the three months ended March 31, 2006.

Additionally, GM entered into various commodity derivatives contracts, including swaps and options, to hedge its forecasted purchases of precious and non-ferrous metals and energy. These commodity derivatives were designated as cash flow hedges. Under SFAS No. 133, hedge accounting is appropriate only for those hedging relationships that a company expects will be highly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged. To determine whether transactions satisfy these requirements, companies must periodically assess and document the effectiveness of their hedging relationships both retrospectively and prospectively and measure and recognize any ineffectiveness. For certain commodity cash flow hedges, GM inappropriately applied the “matched terms” method of assessing hedge effectiveness as outlined in paragraph 65 of SFAS No. 133 by not considering in its assessment certain terms of the underlying commodity contracts that created ineffectiveness in the cash flow hedging relationship. In addition, for other commodity cash flow hedges, GM did not properly document the hedging relationship or properly perform the periodic retrospective assessment of effectiveness necessary to qualify for hedge accounting or properly measure hedge ineffectiveness, and did not properly reclassify amounts from Other Comprehensive Income (OCI) when the underlying hedged forecasted transaction affected earnings. Accordingly, the commodity derivatives should have been marked-to-market with gains and losses recorded in cost of sales. Changes in the fair value of the commodity derivatives that had been recorded in OCI as part of these cash flow hedging relationships were reversed and recorded in Automotive cost of sales. Pre-tax earnings were increased through a reduction of Automotive cost of sales, by $270.1 million ($175.6 million after tax) for the three months ended March 31, 2006.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Restatement of Previously Issued Condensed Consolidated Financial Statements — (continued)

Foreign Exchange Contracts

GM enters into foreign currency forward contracts and cross-currency swaps to hedge foreign-currency-denominated debt and forecasted transactions. GM also designates foreign-currency-denominated debt as hedges of net investments in foreign operations.

GM concluded that it did not properly apply the “matched terms” method of assessing hedge effectiveness as outlined in paragraph 65 of SFAS No. 133, inadequately measured hedging effectiveness and lacked contemporaneous hedge documentation and, therefore, incorrectly applied hedge accounting to certain cash flow hedges and net investment hedges. The changes in fair value of certain derivatives used in cash flow hedging relationships and amounts related to a net investment hedge previously recorded in OCI were released from OCI and recorded in Automotive cost of sales. Pre-tax earnings were increased by $83.6 million ($54.3 million after tax) for the three months ended March 31, 2006.

In addition, GM determined it incorrectly applied cash flow hedge accounting treatment to one of two concurrent offsetting derivatives by accounting for the two derivatives separately instead of treating them as one combined arrangement in accordance with SFAS No. 133, “Implementation Issue F6, Concurrent Offsetting Matching Swaps and Use of One as Hedging Instrument”, and SFAS No. 133, “Implementation Issue K1, Determining Whether Separate Transactions Should Be Viewed as a Unit”. The changes in fair value of the derivatives used in this hedging strategy previously accounted for as cash flow hedges were released from OCI and recorded in Automotive cost of sales. Pre-tax earnings were increased by $31.1 million ($20.2 million after tax) for the three months ended March 31, 2006.

Interest Rate Contracts

GMAC determined that its hedge accounting documentation and hedge effectiveness assessment methodologies did not meet the requirements of paragraph 20(b) of SFAS No. 133 for certain hedges of callable fixed rate debt instruments. Under SFAS No. 133, hedge accounting is appropriate only for those hedging relationships that a company has sufficiently documented an expectation that such relationship will be highly effective in achieving offsetting changes in fair values attributable to the risk being hedged at the inception of the hedging relationship. To determine whether transactions satisfy these requirements, a company must periodically assess the effectiveness of its hedging relationships both prospectively and retrospectively. After review, GMAC determined that the interest rate derivatives did not qualify for hedge accounting. Accordingly, hedge accounting should not have been applied to any of the hedging relationships in this strategy and therefore, market value adjustments on the debt instruments included in the hedging relationships related to changes in fair value due to movements in the designated benchmark interest rate should not have been recorded. Changes in the fair value of the debt instruments recorded in earnings under these fair value hedge relationships were reversed. Pre-tax earnings were decreased, through an increase to interest expense, by $190.7 million ($124.0 million after tax) for the three months ended March 31, 2006.

Other Out-of-Period Adjustments

Also, GM identified adjustments that should have been recorded in the three months ended March 31, 2006. Upon identification, GM determined these adjustments to be immaterial, individually and in the aggregate, to our previously filed condensed consolidated financial statements, and recorded these out-of-period adjustments in the periods in which they were identified. Due to the adjustments that required a restatement of our previously filed condensed consolidated financial statements, GM is correcting these out-of-period adjustments by recording them in the proper periods.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Restatement of Previously Issued Condensed Consolidated Financial Statements — (continued)

The out-of-period adjustments in the table above include the following:

Unemployment benefit payments. Subsequent to December 31, 2005 but prior to the issuance of our 2005 consolidated financial statements, we were notified by the German Labor Office that we were released from certain contingent unemployment benefit payment obligations. We initially recorded the release in the three months ended March 31, 2006. We subsequently determined that the adjustment should have been recorded in the three months ended December 31, 2005. Accordingly, as part of our restatement, pre-tax earnings were decreased, through an increase of Automotive cost of sales, by $50.2 million ($31.1 million after-tax) in the three months ended March 31, 2006.

Automotive revenue recognition. We recorded an adjustment to correct deferred revenue related to data disks provided to customers to update their vehicle’s navigational system. We did not compute deferred revenue using fair value as determined by vendor specific objective evidence as required by EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. Additionally, we did not defer revenue on the correct number of 2006 model year vehicles containing navigation systems. As part of our restatement, pre-tax earnings were decreased, through a reduction of Automotive sales, by $21.4 million ($13.9 million after-tax) for the three months ended March 31, 2006.

Development costs. We recorded an adjustment to correctly expense supplier development costs. As part of our restatement, pre-tax and after-tax earnings were increased, through a reduction of Automotive cost of sales, by $56.7 million for the three months ended March 31, 2006.

Advertising expenses. Under our cooperative advertising program with our dealers, we are obligated to match a portion of the funds contributed by our dealers for advertising. We recorded an adjustment to correctly reflect the timing of our obligation under this arrangement. Previously, our matching portion of the advertising costs was expensed as incurred. As part of our restatement, pre-tax earnings were decreased, through an increase to selling, general and administrative expenses, by $35.3 million ($22.9 million after-tax) for the three months ended March 31, 2006.

Gain on sale of equity method investment. We erroneously determined a gain on the sale of a portion of an equity method investment. As part of our restatement, pre-tax earnings were increased by $36.0 million ($23.4 million after-tax) for the three months ended March 31, 2006.

Employee related costs. We erroneously recorded employee-related costs related to the Attrition Program and restructuring activities at GME. As part of our restatement, pre-tax earnings were decreased, through an increase to Automotive cost of sales, by $52.1 million ($32.3 million after-tax) for the three months ended March 31, 2006.

In addition to the items listed above, we also recorded other less significant out-of-period pre-tax and income tax adjustments, the net effect of which decreased pre-tax earnings by $13.7 million and decreased after-tax earnings by $1.0 million for the three months ended March 31, 2006.

In addition to the above adjustments, to comply with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs”, in 2006 GM reclassified shipping and handling costs incurred to transport product to its customers. The correction for this reclassification increased Automotive sales and Automotive cost of sales by $1.0 billion for the three months ended March 31, 2006.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Restatement of Previously Issued Condensed Consolidated Financial Statements — (continued)

The following is a summary of the effect of the restatement on the originally issued Condensed Consolidated Statement of Income and Condensed Consolidated Balance Sheet (dollars in millions, except per share amounts):

	Three Months Ended
	March 31, 2006
	Previously
	Reported
	and
	Reclassified	Restated

Net sales and revenue
Automotive sales	$42,542	$43,529
Financial services and insurance revenue	8,855	8,847

Total net sales and revenue	51,397	52,376

Costs and expenses
Automotive cost of sales	39,514	40,073
Selling, general, and administrative expense	3,400	3,427
Financial services and insurance expense	8,075	8,285

Total costs and expenses	50,989	51,785

Operating income	408	591
Automotive and other interest expense	(684)	(638)
Automotive interest income and other non-operating income	848	798

Income before income taxes, other equity income and minority interests	572	751
Income tax expense	194	232
Equity income and minority interests, net of tax	67	83

Net income	$445	$602

Basic earnings per share:
Earnings per share, basic	$.79	$1.06

Weighted average common shares outstanding, basic (millions)	566	566

Diluted earnings per share:
Earnings per share, diluted	$.78	$1.06

Weighted average common shares outstanding, diluted (millions)	569	569

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Restatement of Previously Issued Condensed Consolidated Financial Statements — (concluded)

	March 31, 2006
	Previously
	Reported	Restated

ASSETS
Current Assets
Cash and cash equivalents	$17,427	$17,427
Marketable securities	1,396	1,396

Total cash and marketable securities	18,823	18,823
Accounts and notes receivable, net	9,440	6,966
Inventories	14,862	14,867
Equipment on operating leases, net	7,217	7,217
Deferred income taxes and other current assets	10,032	10,139

Total current assets	60,374	58,012
Financing and Insurance Operations Assets
Cash and cash equivalents	17,441	17,441
Investments in securities	18,443	18,443
Finance receivables, net	180,161	180,173
Loans held for sale	18,171	18,171
Equipment on operating leases, net	32,570	32,570
Other assets	31,608	28,996

Total Financing and Insurance Operations Assets	298,394	295,794
Non-Current Assets
Property, net	38,457	38,551
Deferred income taxes	21,034	22,387
Prepaid pension	37,592	37,478
Other assets	7,813	9,917

Total non-current assets	104,896	108,333

Total Assets	$463,664	$462,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable (principally trade)	$26,614	$26,872
Short-term borrowings and current portion of long-term debt	1,207	1,294
Accrued expenses	43,317	43,424

Total current liabilities	71,138	71,590
Finance and Insurance Operations Liabilities
Accounts payable	3,596	3,596
Debt	244,779	245,260
Other liabilities and deferred income taxes	31,924	29,136

Total Financing and Insurance Operations Liabilities	280,299	277,992
Non-Current Liabilities
Long-term debt	31,021	32,612
Postretirement benefits other than pensions	31,431	31,431
Pensions	11,576	11,576
Other liabilities and deferred income taxes	21,699	20,084

Total non-current liabilities	95,727	95,703

Total liabilities	447,164	445,285
Minority interest	1,075	1,075
Stockholders’ Equity
Preferred stock, no par value, authorized 6,000,000, no shares issued and outstanding	—	—
$1 2/3 par value common stock (2,000,000 shares authorized, 756,637,541 and 565,559,329 shares issued and outstanding, respectively)	943	943
Capital surplus (principally additional paid-in-capital)	15,296	15,296
Retained earnings	2,652	3,408
Accumulated other comprehensive (loss)	(3,466)	(3,868)

Total stockholders’ equity	15,425	15,779

Total Liabilities, Minority Interests, and Stockholders’ Equity	$463,664	$462,139

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Segment Reporting

GM operates in two businesses, consisting of Automotive and Other (Auto) and Financing and Insurance Operations (FIO). GM’s four automotive regions consist of GMNA, GME, GMLAAM and GMAP. For the three months ended March 31, 2007, GM’s FIO business primarily consists of our 49% share of GMAC’s operating results which we accounted for under the equity method, and two special purpose entities holding automotive leases previously owned by GMAC and its affiliates that were retained by GM, as well as the elimination of intercompany transactions with GM Automotive and Corporate and Other. For the three months ended March 31, 2006, GM’s FIO business consists of the consolidated operating results of GMAC’s lines of business: Automotive Finance Operations, Mortgage Operations; Insurance, and Other, which includes its Commercial Finance business and GMAC’s equity investment in Capmark (previously GMAC Commercial Finance). Also included in FIO is Other Financing, which consists of the equity earnings of financing entities that are not consolidated by GMAC as well as the elimination of intercompany transactions with GM Automotive and Corporate and Other. Corporate and other includes the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, including costs related to postretirement benefits for Delphi and other retirees, and certain corporate activities.

In 2007, GM changed its segment presentation to reflect the elimination of transactions occurring between GM Automotive regions, previously included in the GMNA region, to the Other column within total GMA. These transactions consist primarily of intra-segment vehicle and service parts sales in accordance with GM’s transfer pricing policy. Accordingly, 2006 amounts have been revised for comparability.

								Total
			GM			Total	Corporate	Excluding		Other	Total
	GMNA	GME	LAAM	GMAP	Other	GMA	& Other	FIO	GMAC (a)	Financing	Financing	Total
	(Dollars in millions)

For the Three Months Ended March 31, 2007
Automotive sales
External customers	$27,963	$8,084	$3,460	$3,396	$(2)	$42,901	$22	$42,923	$—	$—	$—	$42,923
Intersegment	543	401	113	1,163	(2,220)	—	—	—	—	—	—	—

Total automotive sales	28,506	8,485	3,573	4,559	(2,222)	42,901	22	42,923	—	—	—	42,923
Financial services and insurance revenue	—	—	—	—	—	—	—	—	50	936	986	986

Total net sales and revenue	$28,506	$8,485	$3,573	$4,559	$(2,222)	$42,901	$22	$42,923	$50	$936	$986	$43,909

Depreciation and amortization	$1,383	$381	$73	$147	$9	$1,993	$6	$1,999	$—	$379	$379	$2,378
Interest income	$253	$155	$26	$34	$—	$468	$(219)	$249	$—	$140	$140	$389
Interest expense(a)	$744	$191	$36	$56	$3	$1,030	$(231)	$799	$—	$248	$248	$1,047
Income tax expense (benefit)	$3	$(1)	$53	$27	$(3)	$79	$(85)	$(6)	$(19)	$25	$6	$—
Earnings (losses) of nonconsolidated affiliates	$13	$8	$6	$127	$—	$154	$2	$156	$(183)	$—	$(183)	$(27)
Net income (loss)	$(46)	$5	$201	$116	$(4)	$272	$(124)	$148	$(115)	$29	$(86)	$62
Investments in nonconsolidated affiliates	$302	$419	$145	$1,099	$—	$1,965	$36	$2,001	$7,355	$—	$7,355	$9,356
Total assets	$129,713	$28,945	$4,883	$14,117	$(10,656)	$167,002	$(3,788)	$163,214	$9,011	$12,973	$21,984	$185,198
Goodwill	$271	$492	$—	$—	$—	$763	$—	$763	$—	$—	$—	$763

(a)	Refer to Note 4 for summarized financial information of GMAC for the three months ended March 31, 2007.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Segment Reporting — (concluded)

								Total
			GM			Total	Corporate	Excluding		Other	Total
	GMNA	GME	LAAM	GMAP	Other	GMA	& Other	FIO	GMAC	Financing	Financing	Total
	(Dollars in millions)

For the Three Months Ended March 31, 2006
Automotive sales
External customers	$30,315	$7,565	$2,983	$2,715	$—	$43,578	$(49)	$43,529	$—	$—	$—	$43,529
Intersegment	542	490	178	671	(1,881)	—	—	—	—	—	—	—

Total automotive sales	30,857	8,055	3,161	3,386	(1,881)	43,578	(49)	43,529	—	—	—	43,529
Financial services and insurance revenue	—	—	—	—	—	—	—	—	8,813	34	8,847	8,847

Total net sales and revenue	$30,857	$8,055	$3,161	$3,386	$(1,881)	$43,578	$(49)	$43,529	$8,813	$34	$8,847	$52,376

Depreciation and amortization	$1,359	$355	$54	$87	$9	$1,864	$5	$1,869	$1,511	$—	$1,511	$3,380
Interest income	$303	$107	$20	$25	$3	$458	$(316)	$142	$605	$(154)	$451	$593
Interest expense	$799	$153	$28	$55	$—	$1,035	$(397)	$638	$3,814	$(17)	$3,797	$4,435
Income tax expense (benefit)	$(11)	$35	$57	$252	$(2)	$331	$(321)	$10	$222	$—	$222	$232
Earnings (loss) of nonconsolidated affiliates	$13	$7	$4	$101	$—	$125	$1	$126	$—	$—	$—	$126
Net income (loss)	$(292)	$59	$40	$492	$(4)	$295	$(189)	$106	$495	$1	$496	$602
Investments in nonconsolidated affiliates	$155	$351	$152	$1,097	$—	$1,755	$34	$1,789	$—	$—	$—	$1,789
Total assets	$133,864	$25,962	$4,734	$10,967	$(8,252)	$167,275	$(930)	$166,345	$303,744	$(7,950)	$295,794	$462,139
Goodwill	$308	$445	$—	$—	$—	$753	$—	$753	$2,521	$—	$2,521	$3,274

Note 14.	Transactions with GMAC

GM has entered into various operating and financing arrangements with GMAC. The nature and terms of these arrangements were negotiated at arm’s length. The following describes the transactions and related impacts that occurred between GM and GMAC for the three month period ended March 31, 2007 that have not been eliminated in GM’s consolidated financial statements:

Marketing Incentives and Operating Lease Residuals

As a marketing incentive, GM may sponsor interest rate support, capitalized cost reduction and residual support programs as a way to lower customers’ monthly lease and retail contract payments. In addition GM may sponsor lease pull-ahead programs to encourage customers to terminate their leases early in conjunction with the acquisition of a new GM vehicle.

Under the interest rate support program, GM pays an amount to GMAC at the time of lease or retail contract origination to adjust the interest rate implicit in the lease or retail contract below GMAC’s standard interest rate. Such marketing incentives are referred to as rate support or subvention and the amount paid at contract origination represents the present value of the difference between the customer rates and the GMAC standard rates.

Under the capitalized cost reduction program, GM pays an amount to GMAC at the time of lease or retail contract origination to reduce the principal amount implicit in the lease or retail contract below GM’s standard MSRP (manufacturers suggested retail price) value.

Under the residual support program, the customers’ contractual residual value is adjusted above GMAC’s standard residual values. GM reimburses GMAC to the extent that sales proceeds are less than the customers’ contractual residual value, limited to GMAC’s standard residual value. As it relates to U.S. lease originations and U.S. balloon retail contract originations occurring after April 30, 2006 that GMAC retained after the consummation of the GMAC sale, GM agreed to begin payment of the present value of the expected residual support owed to GMAC at the time of contract origination as opposed to after contract termination when the related used vehicle is sold. The residual support amount owed to GMAC is adjusted as the contracts terminate and, in cases where the estimate is adjusted, GM may be obligated to pay GMAC or GMAC may be obliged to reimburse GM. At March 31,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Transactions with GMAC — (continued)

2007 the maximum additional amount that could be paid by GM under the residual support programs is approximately $400 million. GM’s assessment is that it would be unlikely that the proceeds from the entire portfolio of assets would be lower than both the contractual residual value and GMAC’s standard residual rates.

Under the lease pull-ahead program, customers are encouraged to terminate their leases early in conjunction with the acquisition of a new GM vehicle. As part of this program, GMAC waives the customer’s remaining payment obligation under their current lease, and GM compensates GMAC for any foregone revenue from the waived payments. Since these programs generally accelerate the re-sale of the vehicle, the proceeds are typically higher than otherwise would have been realized had the vehicle been sold at the contract maturity. The reimbursement to GMAC for the foregone payments is reduced by the amount of this benefit. GM makes anticipated payments to GMAC at the end of each month following lease termination. As with residual support payments discussed above, these estimates are adjusted to actual once all vehicles that could have been pulled ahead have terminated and the vehicles have been resold. To the extent that the original estimates were adjusted, GM or GMAC may be obligated to pay each other the difference, as appropriate under the lease pull-ahead programs.

In addition to the interest rate support, capitalized cost reduction, residual support and lease pull-ahead programs, GM also participates in a risk sharing arrangement that was amended on November 30, 2006 and applies to all new lease contracts. GM is responsible for risk sharing on returns of lease vehicles in the U.S. and Canada whose resale proceeds are less than standard GMAC residual values, subject to a limitation. GM will also pay GMAC a quarterly leasing payment in connection with the agreement beginning in the first quarter of 2009 and ending in the fourth quarter of 2014. At March 31, 2007, the maximum amount guaranteed under the risk sharing arrangement is approximately $600 million and would only be paid in the unlikely event that the proceeds from all outstanding lease vehicles would be lower than GMAC’s standard residual rates, subject to the limitation.

In accordance with GM’s revenue recognition accounting policy the marketing incentives, apart from the lease pull-ahead programs, as well as the risk sharing arrangement are accrued as reductions to automotive sales at the time of the sale of the vehicle to the dealers based on the estimated GMAC lease and retail contract penetration. The lease pull-ahead programs are accrued as reductions to automotive sales when the specific lease pull-ahead program is announced. GM paid approximately $900 million under these programs in the first quarter of 2007.

The terms and conditions of interest rate support, capitalized cost reduction, residual support and lease pull-ahead programs, as well as the risk sharing arrangement, are included in the U.S., Canadian, and International Consumer Financing Services Agreements, which expire in November 2016.

Operating Lease Assets Transferred to GM by GMAC

In November 2006, GMAC transferred to GM certain U.S. lease assets, along with related debt and other assets. GMAC retained an investment in a note, which had a balance of $446 million at March 31, 2007 and is secured by the lease assets transferred to GM. GMAC will continue to service the leased assets and related debt on behalf of GM and receive a servicing fee. GMAC is obligated as servicer to repurchase any leased asset that is in breach of any of the covenants in the securitization agreements. In addition, in a number of the transactions securitizing the lease assets, the trusts issued one or more series of floating rate debt obligations and entered into derivative transactions to eliminate the market risk associated with funding the fixed payment lease assets with floating interest rate debt. To facilitate these securitization transactions, GMAC entered into secondary derivative transactions with the primary derivative counterparties, essentially offsetting the primary derivatives. As part of the transfer, GM assumed the rights and obligations of the primary derivative while GMAC retained the secondary, leaving both companies exposed to market value movements of their respective derivatives. GM and GMAC subsequently entered into derivative transactions with each other that are intended to offset the exposure each party has to its component of the primary and secondary derivatives.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Transactions with GMAC — (continued)

Exclusivity Arrangement

Subject to GMAC’s fulfillment of certain conditions, GM has granted GMAC exclusivity for U.S., Canadian, and international GM-sponsored consumer and wholesale marketing incentives for GM products in specified markets around the world, with the exception of Saturn branded products. In return for this exclusivity, GMAC will pay GM an annual exclusivity fee of $105 million ($75 million for the U.S. retail business, $15 million for the Canadian retail business, $10 million for retail business in international operations, and $5 million for the dealer business) and is committed to provide financing to GM customers and dealers consistent with historical practices. The amount of exclusivity fee revenue recognized by GM for the three months ended March 31, 2007 was approximately $26 million.

Marketing Service Agreement

GM and GMAC have entered into a ten-year marketing, promoting, advertising, and customer support arrangement related to GM products, GMAC products and the retail financing for GM products. This agreement expires in November 2016.

Royalty Arrangement

For certain insurance products, GM and GMAC have entered into ten-year intellectual property license agreements giving GMAC the right to use the GM name on certain insurance products. In exchange, GMAC will pay a royalty fee of 3.25% of revenue, net of cancellations, related to these products with a minimum annual guarantee of $15 million. The amount of royalty recognized for the three months ended March 31, 2007 was approximately $4 million.

Shared and Transition Services Agreement

GM and GMAC entered into a Shared and Transition Services Agreement to continue to provide to each other global support services, primarily treasury, tax, real estate, and human resources, for a transition period of one to two years from the transaction date. GM expects that when the Shared and Transition Services Agreement expires, GM and GMAC will either renew this services agreement or GM and GMAC will perform the related services internally or potentially outsource to other providers.

Balance Sheet

A summary of the balance sheet effects of transactions with GMAC at March 31, 2007 are as follows (dollars in millions):

Assets:
Accounts and notes receivable(a)	$1,335
Other assets(b)	41
Liabilities:
Accounts payable(c)	679
Short-term borrowings and current portion of long-term debt(d)	3,081
Accrued expenses(e)	63
Long-term debt(f)	411

(a)	Represents wholesale settlements due from GMAC, amounts owed by GMAC with respect to the operating lease assets transferred to GM, and the exclusivity fee and royalty arrangement as discussed above.

(b)	Represents primarily distributions due from GMAC on GM’s Preferred Membership Interests.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

Note 14.	Transactions with GMAC — (concluded)

(c)	Represents amounts accrued with respect to interest rate support, capitalized cost reduction, residual support and lease pull-ahead programs and well as the risk sharing arrangement.

(d)	Represents wholesale financing, sales of receivable transactions and the short term portion of term loans provided to certain dealerships wholly-owned by GM or in which GM has an equity interest. In addition, it includes borrowing arrangements with Adam Opel and arrangements related to GMAC’s funding of GM company-owned vehicles, rental car vehicles awaiting sale at auction, and funding of the sale of GM vehicles in which GM retains title while the vehicles are consigned to GMAC or dealers in the United Kingdom. The financing to GM remains outstanding until the title is transferred to the dealers. Also included is the short-term portion of a note provided to a wholly-owned subsidiary of GM holding debt related to the operating leases transferred to GM and a note related to the overpayment of approximately $0.3 billion of income taxes by GMAC. These taxes were paid by GMAC to GM and are expected to be refunded to GMAC on or before December 15, 2007.

(e)	Represents mainly interest accrued on the transactions in (d) above.

(f)	Represents primarily the long-term portion of term loans and a note payable with respect to the operating leases transferred to GM discussed in (d) above.

Statement of Operations

A summary of the income statement effects of transactions with GMAC for the three months ended March 31, 2007 are as follows (dollars in millions):

Net sales and revenue(a)	$56
Cost of sales and other expenses	1
Automotive interest income and other non-operating income(b)	107
Derivatives(c)	5
Interest expense(d)	80
Servicing expense(e)	50

(a)	Represents primarily the sale of vehicles to a subsidiary of GMAC for a GM employee lease program.

(b)	Represents income on GM’s Preferred Membership Interest in GMAC, exclusivity and royalty fee income, as well as reimbursements by GMAC for certain services provided by GM. Included in this amount is rental income related to GMAC’s primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan. The lease agreement expires on November 30, 2016.

(c)	Represents gains recognized in connection with a derivative transaction entered into with GMAC as the counterparty.

(d)	Represents interest incurred on term loans, notes payable and wholesale settlements.

(e)	Represents servicing fees paid to GMAC on the automotive leases retained by GM.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

GM is primarily engaged in the worldwide development, production, and marketing of automobiles, consisting of cars and trucks. GM develops, manufactures, and markets vehicles worldwide through four automotive regions: GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP) (collectively the Automotive business). Also, GM’s finance and insurance operations are primarily conducted through GMAC, the successor to General Motors Acceptance Corporation, a wholly-owned subsidiary until the end of November 2006 when GM sold a 51% controlling ownership interest in GMAC to a consortium of investors (the GMAC Transaction). Since the GMAC Transaction, GM has accounted for its 49% ownership interest in GMAC using the equity method. GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential mortgage services, automobile service contracts, personal automobile insurance coverage and selected commercial insurance coverage.

From time to time, GM discusses issues of shared interest such as possible transactions with other parties, including other vehicle manufacturers. Frequently these proposals do not come to fruition. We do not confirm or comment on any potential transactions or other matters unless, and until, we determine that disclosure is appropriate.

Financial Results

Consolidated net sales and revenue was $43.9 billion in the first quarter of 2007 as compared to $52.4 billion in the first quarter of 2006. Consolidated net income was $62 million for the first quarter in 2007, a decrease of $540 million from the first quarter in 2006. A discussion of our regional automotive operating results and FIO financial review follows.

Strategy

As GM previously described in more detail in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (2006 Form 10-K), our top priorities continue to be improving our business in North America and achieving global competitiveness in an increasingly global environment, thus positioning GM for sustained profitability and growth in the long term, while at the same time maintaining strong liquidity.

Our growth and profitability priorities for 2007 are straightforward:

Continue to execute the North America turnaround plan. Our first priority in 2007 is improving our earnings and cash flow, particularly in GMNA, the traditional core of our operations and financial results. Our turnaround plan for GMNA is built on four elements: achieve and sustain product excellence; revitalize our sales and marketing strategy; accelerate cost reductions and quality improvements; and address health care/legacy cost burden. Our primary revenue related goals for 2007 include improving our contribution margin in North America by selling a more profitable vehicle product mix which we are pursuing by emphasizing the quality and value of our vehicles, reducing reliance on sales marketing incentives and increasing our marketing efforts on our newly launched products. Our primary cost related goals for 2007 in North America remain addressing our legacy cost burden and reducing our structural costs. Going forward, we intend to reduce our structural costs in North America by an average of $9 billion per year on a running rate basis in 2007 compared to 2005, and we remain focused on repositioning our business for long-term competitiveness, including achieving a successful resolution to the Delphi situation and a new collective bargaining agreement with the International Union, United Auto, Aerospace and Agricultural Implement Workers of America (UAW) in 2007 that benefits both GM and its hourly employees.

Grow Aggressively in Emerging Markets. Our second key priority is to focus on emerging markets and capitalize on the growth in areas such as China, India, and the Southeast Asian region, as well as Russia, Brazil, the Middle East, and the Andean region. Vehicle sales and revenues continue to grow globally, with the strongest growth in these emerging markets. In response, we are planning to expand capacity in China, Russia, and India, and to pursue additional growth opportunities through our relationships with Shanghai General Motors Co., Ltd. and GM Daewoo Auto & Technology Company (GM Daewoo). In the first quarter of 2006, we experienced growth in

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Strategy — (concluded)

revenue in each of our geographic regions and improved profitability in all four of our regions. In the first quarter of 2007, we sold a record number of cars and trucks. Revenue at GME and GMLAAM set a first-quarter record, and GMAP’s revenue was larger than any quarter in its history. Improvements in vehicle sales were particularly strong in Russia and countries in Eastern Europe, Venezuela, Colombia, South Africa, China, India, and South Korea.

Continue to Drive the Benefits of Managing the Business Globally. Our third key priority is to continue to integrate our operations around the world to manage our business on a global basis. GM has been focusing on restructuring its operations and has already taken a number of steps to globalize our principal business functions such as product development, manufacturing, powertrain, and purchasing, to improve our performance in an ever-more competitive environment.

Continue to Develop and Implement GM’s Advanced Propulsion Strategy. Our fourth key priority is to continue to develop and advance our alternative propulsion strategy, focused on fuel and other technologies, making energy diversity and environmental leadership a critical element of our ongoing strategy. In addition to continuing to improve the efficiency of our internal combustion engines, we are focused on the introduction of propulsion technologies which utilize alternative fuels and have intensified our efforts to displace traditional petroleum-based fuels.

Improve Business Results — Earnings and Cash Flow. We anticipate improved automotive earnings and cash flow in 2007, resulting from further cost reductions and increased vehicle sales, particularly of newly introduced models. In addition to our other priorities outlined above, we are focused on the continued improvement of our balance sheet and liquidity position.

Basis of Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) gives effect to the restatement discussed in Note 12 to the Condensed Consolidated Financial Statements and should be read in conjunction with GM’s 2006 Annual Report on Form 10-K filed separately with the U.S. Securities and Exchange Commission (SEC). All earnings per share amounts included in the MD&A are reported on a fully diluted basis.

GM operates in two businesses, consisting of Automotive (Auto) and Financing and Insurance Operations (FIO).

GM’s Auto business consists of GMNA, GME, GMLAAM, GMAP, and intra-segment eliminations classified within Other-Auto which together constitute GM Automotive (GMA).

GM’s FIO business consists of the operating results of GMAC for the three months ended March 31, 2006 on a consolidated basis and includes GM’s 49% share of GMAC’s operating results for the three months ended March 31, 2007 on an equity method basis. FIO also includes Other Financing which for the three months ended March 31, 2006 includes financing entities that were not consolidated by GMAC and for the three months ended March 31, 2007, includes certain assets with respect to automotive leases previously owned by GMAC and its affiliates having a net book value of approximately $3.8 billion at March 31, 2007.

Consistent with industry practice, our market share information includes estimates of sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Consolidated Results of Operations

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions)

Net sales and revenue
Automotive sales	$42,923	$43,529
Financial services and insurance revenue	986	8,847

Total net sales and revenue	43,909	52,376

Automotive cost of sales	39,047	40,073
Selling, general, and administrative expenses	3,375	3,427
Financial services and insurance expense	883	8,285

Operating income	604	591
Equity in loss of GMAC LLC	(183)	—
Automotive interest and other income (expense)	(413)	160

Income before income taxes, other equity income and minority interests	8	751
Income tax expense	—	232
Equity income and minority interests, net of tax	54	83

Net income	$62	$602

Net margin	0.1%	1.1%

GM’s consolidated net sales and revenue was $43.9 billion in the first quarter of 2007 as compared to $52.4 billion in the first quarter of 2006. GM’s consolidated net income was $62 million for the first quarter in 2007, a decrease of $540 million from the first quarter in 2006. The reduction in revenue was primarily due to GM’s sale of a 51% controlling ownership interest in GMAC in November of 2006. Since then, GM has accounted for its 49% ownership interest in GMAC using the equity method. GM’s consolidated results reflect GMAC on an equity basis in the first quarter of 2007, as compared to GMAC on a consolidated basis for comparable period of 2006. Revenue and net income related to GMAC’s operations were $9 billion and $495 million in the first quarter of 2006, respectively. Further information on each of GM’s businesses and geographic regions are discussed below.

Changes in Consolidated Financial Condition

Accounts and notes receivable

Accounts and notes receivable at March 31, 2007 was $9.7 billion as compared to $8.2 billion at December 31, 2006, an increase of $1.5 billion or 18%. The increase is primarily due to the lower receivable balance at December 31, 2006 as a result of the seasonal plant shutdowns during the holiday season that significantly reduce shipments during the last 2 weeks of the period while we continue to collect existing receivables. Accounts receivable have also increased $0.5 billion due to increased sales to overseas distribution channels.

Inventories

Inventories at March 31, 2007 were $15.4 billion as compared to $13.9 billion at December 31, 2006, an increase of $1.5 billion or 11%. The increase in inventory at March 31, 2007 is primarily due to a $1.3 billion build up during the first quarter, to normal levels, subsequent to the two week plant shut down leading up to December 31, 2006. During the shutdown period GM monitors procurement to align with our production schedule to reduce inventory levels. These increases were most significant at GMNA, $0.3 billion, GME, $0.8 billion, and GMAP $0.2 billion. GME attributed an additional $0.2 billion of inventory at March 31, 2007 due to a vehicle mix that contained higher total content.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Consolidated Results of Operations — (concluded)

Changes in Financial Condition — (concluded)

Financing equipment on operating leases, net

Equipment on operating leases, net, consisting of the portfolio of leases retained by GM, was $10.5 billion at March 31, 2007 as compared to $11.8 billion at December 31, 2006, a decrease of $1.3 billion or 11%. The decrease was due to the termination of vehicle leases that are not being replaced.

Automotive accounts payable (principally trade)

Automotive accounts payable at March 31, 2007 was $30.1 billion as compared to $26.9 billion at December 31, 2006, an increase of $3.2 billion or 12%. The increase of $2.8 billion in accounts payable is primarily due to normal resumption in production following the year end shut down period. This increase in automotive payables by region was: GMNA, $1.4 billion; GME, $0.7 billion; GMLAAM, $0.2 billion; and GMAP, $0.5 billion. During the shut down period purchasing is significantly reduced while GM continues to pay suppliers on their normal payment terms. Additionally, payables have increased $0.2 billion due to a shift in vehicle mix containing more content, and $0.2 billion of additional payables due to miscellaneous items such as foreign exchange and the timing of the payment of sales allowances.

Short-term borrowings and current portion of long-term debt

Short-term borrowings and current portion of long-term debt at March 31, 2007 was $4.8 billion as compared to $5.7 billion at December 31, 2006, a decrease of $0.9 billion. The decrease in debt is primarily due to the repayment of $1.1 billion of contingently convertible (Series A) debt in the first quarter of 2007.

Financing other liabilities and deferred income taxes

Financing other liabilities and deferred income taxes at March 31, 2007 was $1.6 billion as compared to $1.9 billion at December 31, 2006, a decrease of $0.3 billion. The decrease is primarily related to a $1.0 billion payment to GMAC for amounts owed under the GMAC sales agreement to restore their adjusted tangible equity balance to $14.4 billion.

Financing debt

Financing debt at March 31, 2007 was $8.3 billion as compared to $9.4 billion at December 31, 2006, a decrease of $1.1 billion or 12%. The decrease in debt is primarily due to the repayment of the secured debt associated with the bankruptcy-remote subsidiaries that hold the equity interests in a number of trusts that own leased vehicles.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Operations Financial Review

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions)

Total net sales and revenue	$42,901	$43,578
Automotive cost of sales	38,957	39,870
Selling, general, and administrative expenses	3,210	3,221

Operating income	734	487
Automotive interest and other income (expense)	(436)	69

Income before income taxes, other equity income and minority interests	298	556
Income tax expense	79	331
Equity income and minority interests, net of tax	53	70

Net income	$272	$295

Net margin	0.6%	0.7%

	(Volume in thousands)
Vehicle Unit Sales
Industry	17,419	16,851
GM	2,266	2,200
GM as a % of industry	13.0%	13.1%

GM’s management evaluates its automotive business and makes certain decisions using supplemental categories for variable expenses and non-variable expenses. GM believes that because these categories provide them with useful information, investors would find it beneficial to have the opportunity to view the business in a similar manner.

Management believes that contribution costs, structural costs, and impairment and restructuring charges provide meaningful supplemental information regarding our expenses because they place Automotive expenses into categories that allow GM management to assess the cost performance of GMA. GM management uses these categories to evaluate GM’s expenses and believes these categories allow GM management to readily view operating trends, perform analytical comparisons, benchmark expenses among geographic regions, and assess whether the turnaround and globalization strategy for cutting costs are on target. GM management uses these categories for forecasting purposes, evaluating management, and determining its future capital investment allocations. Accordingly, GM believes these categories are useful to investors in allowing for greater transparency of supplemental information used by management in its financial and operational decision-making.

While GM believes that contribution costs, structural costs, and impairment and restructuring charges provide useful information, there are limitations associated with the use of these categories. Contribution costs, structural costs, and impairment and restructuring charges may not be completely comparable to similarly titled measures of other companies due to potential differences in the exact method of calculation between companies. As a result, these categories have limitations and should not be considered in isolation from, or as a substitute for, other measures such as automotive cost of sales and selling, general, and administrative expenses. GM compensates for

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Operations Financial Review — (continued)

these limitations by using these categories as supplements to automotive cost of sales and selling, general, and administrative expenses.

	Three Months Ended March 31,
	2007	2006
	(Dollars in billions)

Automotive net sales and revenue	$42.9	$43.6
Contribution costs(a)	29.4	29.6
Structural costs(b)	12.6	13.3
Impairment and restructuring charges(c)	0.1	0.2

(a)	Contribution costs are expenses that vary with production. The amount of contribution costs included in Automotive cost of sales is $29.2 billion and $29.4 billion in the first quarter of 2007 and 2006, respectively. These costs primarily consist of material costs, freight, and policy and warranty expenses. The amount of contribution costs classified in the caption “Selling, general, and administrative expenses” is approximately $250 million related to advertising expenses in both 2007 and 2006 which were incurred in connection with our dealer advertising programs.

(b)	Structural costs are expenses that do not generally vary in direct proportion with production and are recorded in both Automotive cost of sales and selling, general, and administrative expenses. Such costs include manufacturing labor, pension and OPEB costs, engineering expense, and marketing related costs. Certain costs related to restructuring and impairments that are included in cost of sales are also excluded from structural costs. The amount of structural costs included in Automotive cost of sales was $9.6 billion and $10.3 billion, in the first quarter of 2007 and 2006, respectively, and the amount of structural costs included in selling, general and administrative expenses is approximately $3.0 billion in both 2007 and 2006.

(c)	The amount of impairment and restructuring charges included in Automotive cost of sales was $44 million and $206 million in the first quarters of 2007 and 2006, respectively.

Industry Global Vehicle Sales

Worldwide industry vehicle unit sales increased approximately 0.5 million units in the first quarter of 2007, to approximately 17.4 million units, compared to approximately 16.9 million units in the first quarter of 2006. Industry sales decreased in North America by approximately 60 thousand units, to 4.7 million units in the first quarter of 2007, compared to approximately 4.8 million units in the first quarter of 2006. All other regions experienced growth in industry unit volume compared to 2006, particularly the Latin America/Africa/Mid-East region, up over 200 thousand units to about 1.6 million units in 2007, and the Asia Pacific region, up over 300 thousand units to about 5.4 million units in 2007.

GM Global Vehicle Sales

Worldwide GM vehicle unit sales were 2.3 million units, an increase of approximately 66 thousand units, compared to about 2.2 million units in the first quarter of 2006. GME, GMLAAM, and GMAP all reported sales unit increases, while a sales decline was reported in GMNA. Global market share for GM was 13.0% compared to 13.1% in the first quarter of 2006. Market share declines in GMNA due to planned reductions in sales to rental car fleet customers were largely offset by market share gains in GME, GMLAAM and GMAP.

GM global production volume for the first quarter of 2007 was 2.3 million units, a decrease of approximately 75 thousand units from first quarter 2006. This was due to a decrease in GMNA of approximately 190 thousand units, which was partially offset by production increases year-over-year in GMLAAM, GME, and GMAP. The production decline in GMNA was largely attributable to a dealer inventory reduction of 91,000 units in the U.S. and Canada compared to a year ago, as well as a reduction in daily rental deliveries of 69,000 units.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Operations Financial Review — (continued)

Automotive Net Sales and Revenue

GM automotive net sales and revenue was $42.9 billion in the first quarter of 2007, a decrease of approximately $0.7 billion from the comparable period of 2006. Lower global vehicle sales units resulted in a revenue reduction of $4.1 billion, primarily driven by GMNA, which included reductions of less profitable daily rental units. Sales volumes increased in GMLAAM and GMAP offsetting a portion of the GMNA revenue decline.

Favorable vehicle mix increased revenue compared to the first quarter of 2006 by approximately $2.3 billion. New vehicle launches, primarily full size pick-ups and cross-overs in North America and VE Commodore in Australia contributed to this increase, as well as fewer daily rental vehicles and higher vehicle option content.

The impact of the weaker U.S. dollar relative to the Euro, British Pound, Swedish Krona, Brazilian Real and Korean Won had a favorable impact of approximately $0.8 billion on global revenues in the first quarter of 2007.

Favorable year-to-year pricing at GMNA, GME and GMLAAM and higher part and accessory sales, outside powertrain sales, and other miscellaneous sales contributed to a revenue increase of approximately $0.3 billion in the first quarter of 2007.

Contribution Costs

Contribution costs in the first quarter of 2007 were $29.4 billion, a reduction of $0.2 billion from the comparable period of 2006. Contribution costs decreased, as a result of lower global sales volumes mostly at GMNA by approximately $2.9 billion. The decrease in costs due to the impact of lower unit volume was partially offset by increases in vehicle content primarily in North America driven by launches of new pick-ups and cross-over vehicles that contributed to higher material cost of approximately $1.3 billion. Higher prices for non-ferrous metals and steel resulted in an increase of approximately $0.3 billion in material costs from the prior period. A weak U.S. dollar also contributed to higher contribution costs. Although vehicle unit sales have declined, policy and warranty expenses were unchanged from the first quarter of 2006 due to additional costs relating to the GM powertrain 100,000 mile extended warranty coverage announced in September 2006.

Structural Costs

Automotive structural costs were $12.6 billion in the first quarter of 2007, a reduction of $0.7 billion from the first quarter of 2006. Structural costs were reduced by $1.2 billion as a result of the UAW attrition program and healthcare settlements. These programs lowered pension and OPEB cost by reducing healthcare costs for certain hourly retirees and those employees who left GM through buy-out and early retirement programs. Hourly labor costs were also reduced by $0.4 billion due to a decrease in the number of hourly employees. Offsetting these reductions in wage and benefit costs were higher global product engineering and development expenses of $0.3 billion consistent with GM’s strategy to increase support for global vehicle program development. Mark-to-market adjustments on commodity derivative contracts to hedge forecasted purchases of metals and energy were lower in the first quarter of 2007 compared to 2006 by $0.4 billion. Additionally, structural costs at GME were higher due to the impact of a stronger Euro, British Pound, and Swedish Krona, and at GMLAAM and GMAP as a result of higher vehicle sales, by $0.2 billion.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Operations Financial Review — (continued)

Impairment and Restructuring Charges

GM incurred certain expenses primarily related to restructuring initiatives and asset impairments, which are included in Automotive cost of sales. Such costs totaled approximately $44 million and $206 million for the quarter ended March 31, 2007 and 2006, respectively.

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions)

UAW Attrition Program	$(19)	$—
Restructuring initiatives	95	206
Asset impairment	9	—
Other	(41)	—

Total	$44	$206

The 2007 amounts were primarily related to the following:

•	$95 million for restructuring initiatives at GME ($57 million) and GMAP ($40 million), offset by a favorable adjustment related to the reserve for postemployment benefits at GMNA ($2 million).

The 2006 restructuring charge of $206 million is related to the following:

•	$64 million at GMNA, consisting of a charge of $100 million related to a salaried severance program, a charge of $81 million for certain components of the U.S. hourly attrition program related to lump sum benefit payments, and curtailment charges of $19 million related to modifications in GM’s pension plans for U.S. salaried employees. These were partially offset by a favorable adjustment of $136 million related to the reserve for postemployment benefits, primarily due to higher than anticipated headcount reductions associated with GMNA plant idling activities.

•	Other restructuring charges recognized at GME and GMLAAM of $115 million and $27 million, respectively.

Cost of Sales and Selling, General and Administrative Expenses

Automotive cost of sales was $39.0 billion in the first quarter of 2007, $900 million below the same period in 2006. This reduction was driven by GMNA primarily due to lower sales, partially offset by increases in GME, GMLAAM, and GMAP primarily driven by increases in sales volumes. Further details are described in the regional analyses.

Automotive selling, general and administrative expenses were $3.2 billion in the first quarter of 2007 and 2006. A decrease in selling, general and administrative expenses of $150 million in GMNA was due to lower advertising in 2007, and was offset by increased spending in GME, GMLAAM and GMAP. Further details are described in the regional analyses.

Automotive Interest and Other Income (Expense)

Automotive interest and other income (expense) was ($0.4) billion during the first quarter of 2007 as compared to $0.2 billion in the first quarter of 2006, a decrease of $0.6 billion. The decrease is primarily related to a gain attributable to the sale of the majority of GM’s investment in Suzuki in the first quarter of 2006.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Operations Financial Review — (continued)

Income Tax Expense

Automotive tax expense decreased by $0.3 billion during the first quarter of 2007 as compared to the first quarter of 2006. The decrease is primarily attributable to the taxes on the sale of the majority of GM’s investment in Suzuki in the first quarter of 2006.

Equity Income and Minority Interests, Net of Tax

Automotive equity income and minority interests was $53 million during the first quarter of 2007 as compared to $70 million in the first quarter of 2006, a decrease of $17 million. The decrease in 2007 was primarily due to the loss of equity income related to the sale of the majority of GM’s investment in Suzuki in the first quarter of 2006.

GM Automotive Regional Results

GM North America

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions)

Total net sales and revenue	$28,506	$30,857
Automotive cost of sales	26,073	28,537
Selling, general, and administrative expenses	2,056	2,209

Operating income	377	111
Automotive interest and other income (expense)	(423)	(420)

Loss before income taxes, other equity income and minority interests	(46)	(309)
Income tax expense (benefit)	3	(11)
Equity income and minority interests, net of tax	3	6

Net loss	$(46)	$(292)
Net margin	(0.2)%	(0.9)%

	(Volume in thousands)
Production volume
Cars	399	496
Trucks	664	759
Total	1,063	1,255
Vehicle Unit Sales
Industry — North America	4,699	4,763
GM	1,055	1,123
GM as % of industry	22.5%	23.6%
Industry — U.S.	3,989	4,054
GM as a percentage of industry	22.8%	23.8%
GM cars	19.3%	20.7%
GM trucks	25.7%	26.3%

GMNA reported a net loss of $46 million in the first quarter of 2007 compared to a net loss of $292 million in the first quarter of 2006, an improvement of $246 million.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results — (continued)

GM North America — (concluded)

Net Sales and Revenue

Industry vehicle unit sales in North America were 4.7 million units during the first quarter of 2007 as compared to 4.8 million units in 2006, a decrease of approximately 0.1 million units, or 1.3%. While the industry volume remained consistent with the prior comparable period, GMNA’s market share has decreased to 22.5% in the first quarter of 2007 as compared to 23.6% in the first quarter of 2006, a decrease of 1.1 percentage points. GM’s shift away from daily rental sales was the primary contributor to GMNA’s decline in market share.

Net sales and revenue were $28.5 billion in the first quarter of 2007 as compared to $30.9 billion in the first quarter of 2006, a decrease of approximately $2.4 billion, or 7.6%. The decline in revenue was primarily driven by lower volumes and partially offset by the impact of a greater mix of higher content vehicles. The decrease in volumes was attributable to GM’s ongoing efforts to reduce low margin daily rental sales, shifting production more to our new full size trucks as well as management’s action that reduced dealer inventories by 91,000 units in the U.S. and Canada as compared to year ago levels.

Automotive Cost of Sales

Automotive cost of sales was $26.1 billion in the first quarter of 2007 as compared to $28.5 billion in the first quarter of 2006, a decrease of $2.4 billion or 8.6%. The decrease in cost of sales is largely driven by the lower production volume which was partially offset by production of higher costing vehicles. Cost of sales as a percentage of net sales and revenues was 91% in the first quarter of 2007 as compared to 92% in the first quarter of 2006. Additionally, pension and OPEB costs decreased approximately $1.2 billion due to GM’s UAW Health Care Settlement Agreement, which reduced GM’s health care costs related to certain hourly retirees, and the UAW Attrition Program, which reduced health care costs for those employees who left GM through buy-out and early retirement programs. Manufacturing related costs decreased approximately $350 million due to reduced hourly employee headcounts as a result of the UAW Attrition Program. These cost reductions were partially offset by higher material costs primarily due to additional content on new vehicles and higher cost paid for raw materials along with increased engineering spending due to a continued focus on supporting product excellence. Additionally, mark-to-market adjustments on commodity derivative contracts to hedge forecasted purchases of raw materials and foreign exchange contracts to hedge foreign exchange risk were reduced in the first quarter of 2007 by approximately $0.3 billion, as compared to the first quarter of 2006.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased approximately $150 million primarily due to higher than normal advertising spending in the first quarter of 2006 to promote the vehicle price repositioning initiative. This initiative called “Total Value Promise,” announced in January 2006, reduced selling prices and reduced the use and amount of retail incentives in North America operations.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results — (continued)

GM Europe

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in millions)

Total net sales and revenue	$8,485	$8,055
Automotive cost of sales	7,785	7,329
Selling, general, and administrative expenses	662	589

Operating income	38	137
Automotive interest and other income (expense)	(36)	(45)

Income before income taxes, other equity income and minority interests	2	92
Income tax expense (benefit)	(1)	35
Equity income and minority interests, net of tax	2	2

Net income	$5	$59
Net margin	0.1%	0.7%

	(Volume in thousands)
Production volume	511	494
Vehicle Unit Sales
Industry	5,660	5,570
GM	554	523
GM as a percentage of industry	9.8%	9.4%
GM market share — Germany	10.0%	10.1%
GM market share — United Kingdom	14.9%	14.5%

GME generated net income of $5 million in the first quarter of 2007, as compared to a net income of $59 million in the first quarter of 2006.

Net Sales and Revenues

Regional industry vehicle unit sales were 5.7 million units during the first quarter of 2007, as compared to 5.6 million units in the first quarter of 2006, an increase of approximately 0.1 million units or 2%. Industry vehicle sales growth in the region was led by a 103 thousand vehicle increase in Russia (up 26%). This gain was offset by a 73 thousand unit decrease in Germany (down 8%) . A combination of smaller positive and negative volume changes in the other countries in the region accounted for the balance of the period to period change.

GME’s revenue was $8.5 billion in the three months ended March 31, 2007, an increase of approximately $0.4 billion from the same period in 2006. This increase was primarily driven by an approximately $0.7 billion increase due to the impact of foreign exchange rates, primarily the strengthening of the Euro, British Pound and Swedish Krona versus the US Dollar, and an approximately $0.1 billion increase due to improvements in pricing associated with the introduction of new models, partially offset by an approximately $0.4 billion decrease due to lower sales volume and unfavorable country as well as vehicle mix. In line with the industry trends noted above, the most significant decrease in wholesale volume was experienced in Germany (down approximately 15 thousand units or 17%), partially offset by a substantial increase in Russia (up approximately 7 thousand units or 223%). This change in country of sale contributed to the unfavorable country mix. Vehicle mix was unfavorable primarily due to an increase in sales of smaller cars with the successful launch of the Corsa.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results — (continued)

GM Europe — (concluded)

Automotive Cost of Sales

GME’s cost of sales was $7.8 billion in the three months ended March 31, 2007, an increase of approximately $0.5 billion from the same period in 2006. Key factors in the increase in cost of sales include an approximately $0.7 billion increase due to the impact of foreign exchange rates, primarily related to the strengthening of the Euro, British Pound and Swedish Krona versus the US Dollar, and an approximately $0.1 billion increase due to higher material cost and lower gains from commodity hedging, partially offset by an approximately $0.2 billion decrease due to lower wholesale sales volume together with vehicle and country mix as described above and an approximately $0.1 billion decrease due to the expense recorded in the first quarter of 2006 associated with GM’s January 1, 2006 adoption of EITF 05-5, “Accounting for Early Retirement or Postemployment Programs with Specific Features.”

Selling, General and Administrative Expenses

GME’s selling, general & administrative expenses were $0.7 billion in the three months ended March 31, 2007, an increase of approximately $0.1 billion from the same period in 2006. The increase is mainly related to the impact of foreign exchange rates as the Euro, British Pound and Swedish Krona strengthened against the U.S. Dollar and higher sales and marketing expense.

GM Latin America/Africa/Mid-East

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions)

Total net sales and revenue	$3,573	$3,161
Automotive cost of sales	3,157	2,912
Selling, general, and administrative expenses	177	151

Operating income	239	98
Automotive interest and other income (expense)	16	—

Income before income taxes, other equity income and minority interests	255	98
Income tax expense	53	57
Equity (loss) and minority interests, net of tax	(1)	(1)

Net income	$201	$40
Net margin	5.6%	1.3%

	(Volume in thousands)

Production volume	222	194
Vehicle unit sales
Industry	1,648	1,433
GM	269	230
GM as a percentage of industry	16.3%	16.1%
GM market share — Brazil	20.2%	21.4%

GMLAAM’s regional business generated net income of $201 million during the first quarter of 2007, compared to net income of $40 million during the same period in 2006.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results — (continued)

GM Latin America/Africa/Mid-East — (concluded)

Net Sales and Revenue

Regional industry vehicle unit sales were 1.6 million units during the first quarter of 2007, as compared to 1.4 million units in the first quarter of 2006, an increase of approximately 0.2 million units or 15.0%. The increase in sales was primarily due to improving economic conditions in the majority of the countries in the region. Industry vehicle sales growth in the region was led by a 75 thousand vehicle increase in Brazil (up 18%); a 33 thousand vehicle increase in Venezuela (up 50%); a 29 thousand vehicle increase in Argentina (up 21%); and a 17 thousand vehicle increase in Colombia (up 44%). All other markets in GMLAAM posted quarter-to-quarter industry sales gains and contributed to the remaining vehicle sales increase.

GMLAAM’s total net sales and revenue was $3.6 billion during the first quarter of 2007, as compared to $3.2 billion in the first quarter 2006, an increase of $0.4 billion or 13.0%. This increase in revenue is primarily attributable to improved unit sales. As GMLAAM’s sales have grown faster than the overall industry, its market share has increased to 16.3% for the first quarter of 2007 as compared to 16.1% for the first quarter of 2006. The market share growth of 0.2 percentage points is primarily attributable to strong vehicle sales in Venezuela and Colombia. In addition, market share gains in Saudi Arabia and Dubai provided further growth. These factors were partially offset by the overall impact of market share declines in Argentina and Brazil.

In addition to the $0.4 billion of volume increases described above, there was an additional increase of $0.1 billion in sales and revenue attributable to higher vehicle pricing primarily in Venezuela, Argentina, and the Middle East. This increase was offset by $0.1 billion of unfavorable items, including unfavorable vehicle mix and foreign exchange losses.

Automotive Cost of Sales

Automotive cost of sales at GMLAAM was $3.2 billion during the first quarter of 2007, as compared to $2.9 billion during the first quarter of 2006, an increase of approximately $0.3 billion or 8.4%. This increase of 0.3 billion is primarily attributable to higher sales volume in the region. Other factors contributing to this increase include unfavorable foreign exchange and rising material costs partially offset by the impact of vehicle mix. In the first quarter of 2006, GMLAAM recorded $27 million of restructuring expense related to voluntary employee separations at GM do Brasil. No restructuring charges were recorded at GMLAAM in the first quarter of 2007.

Selling, General, and Administrative Expenses

GMLAAM selling, general and administrative expenses were $0.2 billion during the first quarter of 2007 which was comparable to the first quarter of 2006.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results — (continued)

GM Asia Pacific

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions)

Total net sales and revenue	$4,559	$3,386
Automotive cost of sales	4,160	2,967
Selling, general, and administrative expenses	313	272

Operating income	86	147
Automotive interest and other income (expense)	8	534

Income before income taxes, other equity income and minority interests	94	681
Income tax expense	27	252
Equity income and minority interests, net of tax	49	63

Net income	$116	$492
Net margin	2.5%	14.5%

	(Volume in thousands)

Production volume(1)	544	472
Vehicle unit sales(2)(3)
Industry	5,413	5,085
GM	388	323
GM as a percentage of industry	7.2%	6.4%
GM market share — Australia	15.0%	16.5%
GM market share — China(3)	13.9%	13.4%

(1)	Includes GM Daewoo and China Wuling joint venture production

(2)	Includes GM Daewoo and China Wuling joint venture sales

(3)	Includes China Wuling joint venture sales due to GM equity position and local ownership requirements

Net income was $116 million in the first quarter of 2007 as compared to $492 million in the first quarter of 2006.

Net Sales and Revenue

Industry vehicle unit sales in the Asia Pacific region increased approximately 6.4% in the first quarter of 2007, to 5.4 million units compared to 5.1 million units in the first quarter of 2006. This result reflects strong growth in China, where industry vehicle unit sales increased 20.8% to 2.1 million units in the first quarter of 2007 from 1.7 million units in the first quarter of 2006. Following a record year in 2006, China’s vehicle market has remained strong in 2007, and GM continues to capitalize on the demand in the China passenger car and light commercial vehicle markets.

GMAP increased its vehicle unit sales in the Asia Pacific region by almost 20% in the first quarter of 2007, to 388 thousand units from 323 thousand units in the first quarter of 2006. GM’s sales in China accounted for 290 thousand units sold, or approximately 70% of total GMAP sales in the Asia Pacific region for the first three months of 2007. This approximated a 25% increase from 232 thousand units sold in China in the first quarter of 2006. GMAP’s first quarter 2007 market share increased to 7.2% from 6.4% in the first quarter of 2006. Market share in China for the first quarter of 2007 increased 0.5 percentage points to 13.9%, compared to the first quarter of 2006.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results — (continued)

GM Asia Pacific — (concluded)

GMAP revenue rose almost 35% to $4.6 billion in the first quarter of 2007, compared to $3.4 billion in the first quarter of 2006. The revenue growth was primarily due to the 20% increase in domestic and export vehicle unit sales, as discussed above, favorable product mix at Holden primarily due to the VE Commodore launch in the third quarter of 2006, and favorable mix at GMDAT due to the launch of the Captiva in the second quarter of 2006.

Automotive Cost of Sales

Automotive cost of sales increased by $1.2 billion or 40.2% to $4.2 billion in the first quarter of 2007 compared to $3.0 billion in the first quarter of 2006. This is primarily due to a significant volume increase at GM Daewoo in 2007. Cost of sales as a percentage of net sales and revenues was 91% in the first quarter of 2007 as compared to 88% in the first quarter of 2006. In addition, in the first quarter of 2007, GMAP recognized separation costs of $40 million related to restructuring activities at GM Holden located in Australia and impairment charges of $9 million related to the write-down of product-specific assets at GM Holden.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses rose slightly during the first quarter of 2007 consistent with increased vehicle unit sales.

Automotive Interest and Other Income (Expense)

Other income in the first quarter of 2006 included $0.7 billion gain related to the sale of approximately 85% of GM’s investment in Suzuki. There were no additional significant items that were recorded in automotive interest and other income and expense in the first quarter of 2007 or 2006.

Corporate and Other

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions)

Total net sales and revenue	$22	$(49)
Automotive cost of sales	90	203
Selling, general, and administrative expenses	165	205

Operating loss	(233)	(457)
Automotive interest and other income (expense)	23	(55)

Loss before income taxes, other equity income and minority interests	(210)	(512)
Income tax (benefit)	(85)	(321)
Equity income and minority interests, net of tax	1	2

Net loss	$(124)	$(189)

Automotive Cost of Sales

Automotive cost of sales decreased by approximately $113 million primarily as a result of a reduction in OPEB expense resulting from the UAW Health Care Settlement Agreement that reduced legacy costs related to employee benefits of divested businesses for which GM has retained responsibility, and from the U.S. salaried workforce’s increased participation in the cost of health care, capping GM’s contributions to salaried retiree health care at the level of 2006 expenditures.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Corporate and Other — (concluded)

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased approximately $40 million primarily from reduced outside consultant fees in 2007.

Income Tax Benefit

The after-tax effect of the above items reduced Corporate and Other’s first quarter 2007 results by approximately $236 million compared to the year-earlier period. GM recognizes quarterly income tax expense or benefit by using an estimated annual effective tax rate related to ordinary income or loss; tax expense or benefit in excess of that recognized in GM’s automotive regions and GMAC is allocated to the Corporate sector. Tax on income or loss related to unusual or infrequently occurring items or discontinued operations is calculated separately and recognized when incurred. The lower tax benefit in the first quarter of 2007 was primarily a result of a lower 2007 pretax loss and allocation from GMAC.

FIO Operations Financial Review

GM’s FIO business included the operating results of GMAC’s lines of businesses consisting of Automotive Finance Operations, Mortgage Operations; Insurance, and Other, which includes GMAC’s Commercial Finance business and GMAC’s equity investment in Capmark (previously known as GMAC Commercial Mortgage). On November 30, 2006, GM sold a 51% controlling interest in GMAC to FIM Holdings LLC (FIM Holdings). GM’s remaining interest in GMAC is accounted for using the equity method. Also included in FIO is “Other Financing” which includes financing entities that are not consolidated by GMAC as well as two special purpose entities holding automotive leases previously owned by GMAC and its affiliates that were transferred to GM as part of the GMAC Transaction in November 2006. Therefore, for the three months ended March 31, 2007, FIO’s operations primarily reflects its 49% share of the operating results of GMAC LLC as compared to the operating results of GMAC LLC fully consolidated for the comparable 2006 period.

FIO had a net loss of $86 million and net income of $496 million for the three months ended March 31, 2007 and 2006, respectively.

GMAC LLC reported a net loss available to members of $357 million in the first quarter of 2007, as compared to net income of $495 million for the comparable period of 2006. The improved earnings in the Automotive Finance, Insurance and Other operations sectors was more than offset by losses incurred in its Mortgage operations. Automotive finance results reflect improved margins in North America, despite continued margin pressure overseas. The improvement in North America is due to an increase in servicing income related to the growth in the whole loan serviced portfolio and lower debt levels due to the continued use of whole loan sales, and a favorable mark to market effect related to the accounting treatment for certain hedging activities. While the Mortgage international business experienced record performance in the quarter, the U.S. residential mortgage market continued to experience a significant slow-down, with declining home prices and weakening consumer credit putting significant pressure on performance. The Mortgage operations first quarter results primarily reflect a decline related to continued stress in the non-prime mortgage sector, which also began to affect certain products in prime sectors. Insurance earnings increased due to favorable underwriting results and a lower effective tax rate partially offset by a lower level of realized capital gains in line with the reduced equity portfolio. Underwriting results grew from an increase in insurance premium and revenue earned coupled with a lower level of losses and loss adjustment expenses, partially offset by higher acquisition and underwriting expenses. Included in FIO’s “Other Financing” is $33 million of net income relating to the two special purpose entities holding outstanding leases previously owned by GMAC which would have been included in GMAC’s net income in the prior year.

GMAC net income for the three months ended March 31, 2006 benefited from increases in the Automotive Finance and Insurance operations largely as a result of continued strong loss performance, however these increases were more than offset by lower Mortgage earnings. Automotive Finance Operations benefited due to lower consumer

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

FIO Operations Financial Review — (concluded)

credit provisions primarily as a result of the impact of automotive whole loan sale activity and favorable international credit performance. Mortgage revenues were strong from higher asset levels however results were negatively impacted by lower net margins resulting from both pricing pressures and higher funding costs partially offset by lower credit provisions as a result of favorable credit trends. Insurance Operations reflected the impact of strong underwriting results in particular loss experience as well as the strategic acquisition of MEEMIC Insurance Company, a personal lines business that offers automobile and homeowners insurance in the Midwest. In addition on March 23, 2006 GMAC closed on the sale of approximately 79% of their equity in GMAC Commercial Mortgage.

Key Factors Affecting Future and Current Results

The following discussion identifies the key factors, known events, and trends that could affect our future results:

Turnaround Plan

Our top priorities continue to be improving our business in North America and achieving global competitiveness in an increasingly global environment, thus positioning GM for sustained profitability and growth in the long term, while maintaining strong liquidity at the same time. GM has been systematically and aggressively implementing its turnaround plan for GMNA’s business to return the operations to profitability and positive cash flow as soon as possible. Our turnaround plan for GMNA is built on four elements: achieving and sustaining product excellence; revitalizing sales and marketing strategy; accelerating cost reductions and quality improvements; and addressing health care/legacy cost burden.

The following update describes what we have done so far to achieve these elements:

Product Excellence. GM continues to focus significant attention on maintaining consistent product freshness by introducing new vehicles and reducing the average vehicle lifecycle. In 2007 we expect that approximately 40% of GMNA’s retail sales will come from vehicles launched within the prior 18 months. GM expects to increase its total capital expenditures going forward to be between $8.5 billion and $9.0 billion in 2007 and 2008. GMNA is also allocating capital and engineering to support more fuel-efficient vehicles, including hybrid vehicles in the United States, and is increasing production of active fuel management engines and six-speed transmissions. In addition, GM is undertaking a major initiative in alternative fuels through sustainable technologies such as E85 Flex Fuel vehicles.

Revitalize Sales and Marketing Strategy. GM is pursuing a revised sales and marketing strategy by focusing on clearly differentiating our brands, optimizing our distribution network, growing in key metropolitan markets, and re-focusing our marketing efforts on the strength and value of our products. In January 2006, GM significantly lowered manufacturer’s suggested retail prices on vehicles that accounted for about 80% of its 2006 model year automotive sales volume. GM’s promotion strategy now emphasizes its brands and vehicles, rather than price incentives. In addition, GM has begun increasing advertising in support of new products and specific marketing initiatives to improve GM’s sales performance in key under-developed states. GM’s pricing strategy, improved quality, and product execution, reduced sales to daily rental fleets, as well as a strong market for used vehicles, resulted in higher residual values on GM’s cars and trucks. For 2007, GM is continuing to focus on consistent alignment of its dealers, particularly among Buick, Pontiac, and GMC dealers, improved retail performance in key metropolitan markets, and further reductions in sales to daily rental companies.

Accelerate Cost Reductions and Quality Improvements. Since our November 2005 announcement of our strategy to reduce structural costs in the manufacturing area, GM has introduced a variety of initiatives to accomplish that strategy. In 2007, we expect to realize the $9 billion structural-cost savings target versus 2005 in our GMNA and Corporate and Other segments on a running rate basis. Running rate basis refers to the average annualized cost savings into the foreseeable future anticipated to result from cost savings actions when fully implemented. GM realized $6.8 billion in structural cost reductions in North America during 2006, exceeding the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Key Factors Affecting Future and Current Results — (continued)

Turnaround Plan — (concluded)

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

Reducing material costs remains a critical part of GMNA’s overall long-term cost reduction plans, although improved performance in purchasing has been offset by higher commodity prices for steel and non-ferrous metals and support for troubled suppliers. GM continues its aggressive pursuit of material cost reductions via improvements in its global processes for product development, which will enable further commonization and application of parts among vehicle architectures, as well as through the continued use of the most competitive supply sources globally and the extensive use of benchmarking and supplier footprint optimization. By leveraging its global reach to take advantage of economies of scale in purchasing, engineering, advertising, salaried employment levels, and indirect material costs, GM seeks to continue to achieve cost reductions. GM has seen significant improvements in both warranty and other quality related costs over the past several years, which has enabled the implementation of the extended powertrain warranty. In 2007, we are continuing to focus on reducing these costs.

Address Health Care/Legacy Cost Burden. Addressing the legacy cost burden of health care for employees and retirees in the United States is one of the critical challenges facing GM. In October 2005, we announced an agreement with the UAW that will reduce GM’s hourly retiree health-care obligations. GM began recognizing the benefit from the UAW Health Care Settlement Agreement in the third quarter of 2006. The remeasurement of the U.S. hourly OPEB plans as of March 31, 2006 generated a $1.3 billion reduction in OPEB expense and an approximate $17 billion reduction in the OPEB obligation. This reduction in expense was partially offset by the recognition of expense associated with the approximate $3 billion related to capped benefits expected to be paid from GM contributions to the new UAW Mitigation Plan. In April 2006, GM and the IUE-CWA also reached a tentative agreement to reduce health-care costs that is similar to the UAW Health Care Settlement Agreement, that was ratified by the IUE-CWA membership in April 2006 and received court approval in November 2006. GM is also increasing the U.S. salaried workforce’s participation in the cost of health care. In February 2006, GM announced that beginning in January 2007, it would cap its contributions to salaried retiree health care at the level of its 2006 expenditures. After 2006, when average costs exceed established limits, GM will make additional plan changes that affect cost-sharing features of program coverage, effective with the start of the next calendar year. Program changes may include, but are not limited to, higher monthly contributions, deductibles, coinsurance, out-of-pocket maximums, and prescription drug payments. In October 2006, the GM board of directors approved a reduction in the levels of coverage for corporate-paid life insurance for salaried retirees. GM will continue to work with its employees, health-care providers, and the U.S. government to find solutions to the critical issues posed by the rising cost of health care. Initiatives in the first quarter of 2007 included using the global purchasing process to identify more cost-effective suppliers and auditing the eligibility of plan participants as well as working with the UAW and other vehicle manufacturers to support a variety of federal legislation that would reduce employer health care costs.

Labor Negotiations

GM’s current collective bargaining agreement with the UAW expires in September 2007. The negotiations present both risks and opportunities to address cost competitiveness issues.

GM recognizes the impact that any resulting labor stoppages could have on GM, its suppliers, and its dealers. If the collective bargaining agreement expires before a new agreement is reached, GM anticipates that it would attempt to persuade the UAW to support continuing its operations while negotiations continue. It is possible, however, that the expiration of the collective bargaining agreement could result in labor disruptions affecting some or all GM facilities in the United States, or the operations of some of its suppliers that employ workers represented

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Key Factors Affecting Future and Current Results — (continued)

Labor Negotiations — (concluded)

by the UAW. A lengthy strike by the UAW that involves all or a significant portion of our manufacturing facilities in the United States would have a material adverse effect on our operations and financial condition, particularly our liquidity.

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

If GM and Delphi reach any commercial, business, and labor-related agreements, those agreements will be evidenced in definitive documentation. On April 19, 2007, Delphi announced that it anticipated negotiating changes to the Framework Agreement and other agreements with the Plan Investors, primarily to address differences in views regarding Delphi’s enterprise value following reorganization held by Delphi, GM, the Plan Investors, and other involved parties. As discussed below under “GM Contingent Liability,” GM continues to believe, based on current negotiations, that the range of its contingent exposures is between $6 billion and $7.5 billion.

Pursuant to the Framework Agreement, Delphi intends to, among other things, negotiate and finalize the Proposed Plan and other related documents, seek Bankruptcy Court approval of the Proposed Plan and payment of related expenses, prepare and distribute a draft disclosure statement with respect to the Proposed Plan to the Plan Investors and GM, and seek Bankruptcy Court approval of such disclosure statement (the “Disclosure Statement Order”). Provided that GM and Delphi reach agreement on all the issues and documents affecting GM that are negotiated under the Proposed Plan, GM will support the Disclosure Statement Order and not object to confirmation of the Proposed Plan by the Bankruptcy Court. As previously disclosed, GM can terminate the Framework Agreement at any time. Otherwise, if the investment agreement between Delphi and the Plan Investors is terminated, the Framework Agreement would terminate automatically, and the Framework Agreement can be terminated at the option of any party other than GM at any time prior to the date of entry of the Disclosure Statement Order.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Key Factors Affecting Future and Current Results — (continued)

Delphi Bankruptcy — (continued)

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

While GM believes that it is likely that GM and Delphi will reach a consensual resolution pursuant to the Framework Agreement, we are seeking to minimize our risks by protecting our right of setoff against the $1.15 billion we owed to Delphi as of the date of its Chapter 11 filing. However, the extent to which these obligations are covered by our right to setoff may be subject to dispute by Delphi, the creditors’ committee, or Delphi’s other creditors, and limitation by the court. GM cannot provide any assurance that it will be able to setoff such amounts fully or partially. To date, GM has taken setoffs of approximately $53.6 million against that pre-petition obligation, with Delphi’s agreement.

Benefit Guarantee Agreements.

As described above, the Designated Issues between Delphi and GM include legacy obligations and responsibility for various pension and other OPEB obligations related to certain U.S. hourly employees who formerly were GM employees and became Delphi employees in GM’s spin-off of Delphi in 1999 (Transferred Employees). In connection with that spin-off, GM entered into separate agreements with the UAW, the IUE-CWA, and the United Steel Workers (Benefit Guarantee Agreements), providing contingent benefit guarantees to make payments for limited pension and OPEB to certain Transferred Employees who meet the applicable eligibility requirements for such payments (Covered Employees).

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

The Benefit Guarantee Agreements do not obligate GM to guarantee any benefits for Delphi retirees in excess of the corresponding benefits GM provides at the time to its own hourly retirees. Accordingly, any reduction of the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Key Factors Affecting Future and Current Results — (continued)

Delphi Bankruptcy — (continued)

benefits GM provides to its hourly retirees would reduce GM’s obligations under the corresponding benefit guarantee.

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

UAW Attrition Agreement.

In the first half of 2006, GM, Delphi, and the UAW implemented the UAW Attrition Agreement, which provided a combination of early retirement programs and other incentives to reduce hourly employment levels at both GM and Delphi. As of December 31, 2006, approximately 12,400 UAW represented Delphi employees elected one of the retirement options available under the UAW Attrition Program.

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

Additional Attrition Programs

As of December 31, 2006 approximately 6,200 Transferred Employees represented by the IUE-CWA and approximately 1,400 Transferred Employees represented by the UAW elected to participate in additional attrition and buyout programs offered in the second half of 2006, which were similar to the program under the UAW Attrition Agreement described above. GM will have a pre-petition, general unsecured claim assertable against Delphi in the amount of approximately $0.6 billion, related to certain of GM’s costs under the IUE-CWA attrition program, subject to objections on any grounds other than that the claim did not arise under the terms of a certain preexisting contractual agreement between GM and Delphi. GM will also have an allowed pre-petition general unsecured claim against Delphi in the amount of approximately $0.3 billion for GM’s portion of buyout payments made under these additional IUE-CWA and UAW programs.

GM Claims Against Delphi.

In July 2006, GM filed a Consolidated Proof of Claim, in accordance with the Bankruptcy Court’s procedures order, setting forth GM claims (including the claims of various GM subsidiaries) against Delphi and the other debtor entities. The exact amount of GM’s claims cannot be established because of the contingent nature of many of the claims involved and the fact that the validity and amount of the claims may be subject to objections from Delphi and other stakeholders, but, based on currently available data, the amount of GM’s claims could be as much as

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Key Factors Affecting Future and Current Results — (continued)

Delphi Bankruptcy — (concluded)

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

In addition to these charges, GM may agree to reimburse Delphi for certain labor expenses to be incurred upon and after Delphi’s emergence from bankruptcy. GM’s current estimate of these expenses has increased as a result of ongoing negotiations and involves an initial payment in 2007, of approximately $500 million, and for a limited time annual payments between $100 million and $200 million. In addition, GM expects to incur certain transitional operating expenses of approximately $100 million in 2008. GM will recognize these expenses as incurred in the future. GM expects that its savings from the reduced prices for systems, components, and parts it purchases from Delphi after Delphi emerges from bankruptcy would, in the long term, far exceed the cost of these additional reimbursements. Because negotiations are ongoing, the actual impact of the resolution of issues related to Delphi cannot be determined until the Bankruptcy Court’s approval of a comprehensive resolution, and there can be no assurance that the parties will reach a comprehensive resolution or that the Bankruptcy Court will approve such a resolution, or that any resolution will include the terms described above.

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

The SEC has issued subpoenas to GM in connection with various matters including GM’s financial reporting concerning pension and OPEB, certain transactions between GM and Delphi, supplier price reductions or credits,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Key Factors Affecting Future and Current Results — (concluded)

Investigations — (concluded)

and any obligation GM may have to fund pension and OPEB costs in connection with Delphi’s proceedings under Chapter 11 of the Bankruptcy Code. In addition, the SEC has issued a subpoena in connection with an investigation of our transactions in precious metal raw materials used in our automotive manufacturing operation, and a federal grand jury issued a subpoena in connection with supplier credits.

GM has produced documents and provided testimony in response to the SEC and federal grand jury subpoenas. GM will continue to cooperate with the SEC and federal grand jury with respect to these matters. A negative outcome of one or more of these investigations could require us to restate prior financial results, pay fines or penalties, or satisfy other remedies under various provisions of the federal securities laws, and any of these outcomes could under certain circumstances have a material adverse effect on our business.

Liquidity and Capital Resources

Investors or potential investors in GM securities consider cash flows of the Automotive and FIO businesses to be a relevant measure in the analysis of GM’s various securities that trade in public markets. Accordingly, GM provides supplemental statements of cash flows to aid users of GM’s condensed consolidated financial statements in the analysis of performance and liquidity and capital resources.

This information reconciles to the Condensed Consolidated Statements of Cash Flows after the elimination of “Net investing activity with Financing and Insurance Operations” and “Net financing activity with Automotive and

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources — (continued)

Other Operations” line items shown in the table below. Following are such statements for the three months ended March 31, 2007 and 2006:

	Automotive and Other		Financing and Insurance
	Three Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in millions)

Net cash provided by (used in) operating activities	$1,009	$2,962	$459	$(2,172)
Cash flows from investing activities
Expenditures for property	(1,185)	(1,272)	—	(104)
Investments in marketable securities, acquisitions	(25)	(44)	(1)	(5,399)
Investments in marketable securities, liquidations	4	61	2	4,908
Net change in mortgage servicing rights	—	—	—	(56)
Increase in finance receivables	—	—	—	(7,589)
Proceeds from sale of finance receivables	—	—	—	16,220
Proceeds from sale of business units/equity investments	—	1,968	—	7,943
Capital contribution to GMAC LLC	(1,022)	—	—	—
Operating leases, acquisitions	—	—	—	(4,524)
Operating leases, liquidations	—	—	789	1,625
Net investing activity with Financing and Insurance Operations	193	—	—	—
Investments in companies, net of cash acquired	2	(5)	—	—
Other	(592)	(1,053)	8	(1,349)

Net cash provided by (used in) investing activities	(2,625)	(345)	798	11,675
Cash flows from financing activities
Net increase (decrease) in short-term borrowing	(1,070)	(361)	(1,142)	(5,539)
Borrowings of long-term debt	18	58	—	23,766
Repayment of long-term debt	(35)	(146)	—	(26,749)
Net financing activity with Automotive and Other Operations	—	—	(193)	—
Cash dividends paid to stockholders	(141)	(141)	—	—
Other	—	—	—	1,081

Net cash (used in) financing activities	(1,228)	(590)	(1,335)	(7,441)
Effect of exchange rate changes on cash and cash equivalents	23	56	—	(3)
Net transactions with Automotive/Financing Operations	(30)	157	30	(157)

Net increase (decrease) in cash and cash equivalents	(2,851)	2,240	(48)	1,902
Cash and cash equivalents at beginning of the period	23,774	15,187	349	15,539

Cash and cash equivalents at end of the period	$20,923	$17,427	$301	$17,441

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources — (continued)

Available Liquidity

GM believes it has sufficient liquidity and financial flexibility to meet its capital requirements over the short and medium term under reasonably foreseeable circumstances. Over the long term, GM believes that its ability to meet its capital requirements will primarily depend on the successful execution of its turnaround plan and the return of its North American operations to profitability and positive cash flow. Automotive’s available liquidity includes its cash balances, marketable securities and readily-available assets of its VEBA trusts. At March 31, 2007, Automotive’s available liquidity was $24.7 billion compared with $26.4 billion at December 31, 2006 and $21.6 billion at March 31, 2006. The amount of GM’s consolidated cash and marketable securities is subject to intra-month and seasonal fluctuations and includes balances held by various GM business units and subsidiaries worldwide that are needed to fund their operations.

	March 31,	December 31,	March 31,
	2007	2006	2006
	(Dollars in billions)

Cash and cash equivalents	$20.9	$23.8	$17.4
Marketable securities	0.2	0.1	1.4
Readily-available assets of VEBA trusts	3.6	2.5	2.8

Available Liquidity	$24.7	$26.4	$21.6

In addition to the $3.6 billion of readily-available VEBA trust assets included in available liquidity, GM expects to have access to additional VEBA trust assets over time to reimburse OPEB plan costs. These additional VEBA trust assets totaled approximately $14.6 billion at March 31, 2007, making the total VEBA trust assets available to GM $18.2 billion at March 31, 2007. At December 31, 2006, the total VEBA trust assets were $17.8 billion, $2.5 billion of which was readily-available. At March 31, 2006, the total VEBA trust assets were $18.6 billion, $2.8 billion of which was readily-available. The increase in the total VEBA assets since December 31, 2006 was due to asset returns during the quarter.

GM also has a $4.6 billion standby revolving credit facility with a syndicate of banks, of which $150 million terminates in June 2008 and $4.5 billion terminates in July 2011. As of March 31, 2007, the availability under the revolving credit facility was $4.6 billion. In late April 2007, GM borrowed approximately $100 million under this credit facility, which has been repaid. There are approximately $69 million of letters of credit issued under the credit facility, but no loans are currently outstanding. Under the $4.5 billion secured facility, borrowings are limited to an amount based on the value of the underlying collateral, which consists of certain North American accounts receivable and inventory of GM, Saturn Corporation, and GM Canada, certain plants, property and equipment of GM Canada, and a pledge of 65% of the stock of the holding company for GM’s indirect subsidiary GM de Mexico. In addition to the $4.5 billion secured line of credit, the collateral also secures certain lines of credit, automatic clearinghouse and overdraft arrangements, and letters of credit provided by the same secured lenders, totaling approximately $1.5 billion. In the event of certain work stoppages, the secured facility would be temporarily reduced to $3.5 billion.

GM believes that it is possible that issues may arise from its restatement of its prior consolidated financial statements under various other financing arrangements. These financing arrangements consist principally of obligations in connection with sale/leaseback transactions and other lease obligations (including off-balance sheet arrangements) and do not include GM’s public debt indentures. In view of the restatement of its prior consolidated financial statements, GM has evaluated the effect of its restatement under these agreements, including its legal rights (such as its ability to cure) with respect to any claims that could be asserted. Based on its review, GM believes that amounts subject to possible claims of acceleration, termination or other remedies are not likely to exceed $2.7 billion (consisting primarily of off-balance sheet arrangements), although no assurances can be given as to the likelihood, nature, or amount of any claims that may be asserted. Moreover, GM believes there may be economic or other disincentives for third parties to raise such claims to the extent they have them. Based on this review, GM

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources — (continued)

Available Liquidity — (continued)

reclassified approximately $257 million of these obligations, as of December 31, 2006, from long-term debt to short-term debt. As of March 31, 2007 the amount of such reclassified obligations was $214 million. GM believes that it has sufficient liquidity over the short and medium term, regardless of the resolution of these matters.

GM also has an additional $1.6 billion in undrawn committed facilities (including certain off-balance sheet securitization programs) with various maturities and $0.8 billion in undrawn uncommitted lines of credit. In addition, GM’s consolidated affiliates with non-GM minority shareholders, primarily GM Daewoo, have a combined $1.6 billion in undrawn committed facilities.

Other potential measures to strengthen available liquidity could include the sale of non-core assets, additional public or private financing transactions, and recoveries under the Framework Agreement entered into with Delphi and the Plan Investors. In January 2007, GM announced that it was looking at strategic options for its Allison Transmission commercial and military operations, including a potential sale of the business. Additionally, GM currently believes it has access to bank financing and limited access to the public markets through debt or equity or some combination thereof. Access to these markets is dependent on market conditions and our own financial condition. In connection with Delphi, the recoveries to GM under the arrangement contemplated by the Framework Agreement and current negotiations are expected to include cash. GM anticipates that such additional liquidity could be used in funding the turnaround plan and addressing the potential risks and contingencies described below and in our 2006 Annual Report on Form 10-K in “Risk Factors — Risks related to GM and its automotive business.”

Cash Flow

The decrease in available liquidity to $24.7 billion at March 31, 2007 from $26.4 billion at December 31, 2006 was primarily a result of significant capital expenditures, the $1.0 billion capital contribution to GMAC and the repayment of $1.1 billion of convertible debt put to GM in March 2007. This decrease was partially offset by positive operating cash flow and an increase in the readily-available VEBA trust assets.

For the quarter ended March 31, 2007, Automotive had positive operating cash flow of $1.0 billion on a net income of $0.1 billion. That result compares with the positive operating cash flow of $3.0 billion and a net income of $0.1 billion in the comparable period of 2006. In the first quarter of 2006, GM withdrew $2.0 billion from its VEBA trusts to reimburse OPEB plan costs. In the first quarter of 2007, operating cash was unfavorably impacted by approximately $0.4 billion of costs related to the GMNA restructuring initiative, $0.1 billion of costs related to the GME restructuring initiative, and $0.3 billion of costs related to the Delphi special attrition programs, for which the charges were recorded in 2003 to 2006.

Capital expenditures of $1.2 billion and $1.3 billion were a significant use of investing cash in the quarter ended March 31, 2007 and 2006, respectively. Capital expenditures were primarily made for global product programs, powertrains and tooling requirements.

On November 30, 2006, GM consummated the GMAC Transaction, in which it sold a controlling 51% interest in GMAC to FIM Holdings. Subsequently, in the first quarter of 2007, GM made a capital contribution of approximately $1 billion to GMAC to restore GMAC’s adjusted tangible equity balance to the contractually required amount of $14.4 billion. This capital contribution was required due to the decrease in the adjusted tangible equity balance of GMAC as of November 30, 2006.

Debt

Automotive’s total debt, including capital leases, industrial revenue bond obligations, and borrowings from GMAC at March 31, 2007 was $38.0 billion, of which $4.9 billion was classified as short-term or current portion of long-term debt and $33.1 billion was classified as long-term. At December 31, 2006, total debt was $38.7 billion, of which $5.7 billion was short-term or current portion of long-term debt and $33.0 billion was long-term. This

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources — (continued)

Available Liquidity — (concluded)

decrease in total debt was primarily a result of $1.1 billion convertible debentures that were put to GM and settled for cash on March 6, 2007. GM funded this settlement using cash flow from operations and available liquidity.

Short-term borrowing and current portion of long-term debt of $4.8 billion includes approximately $1.3 billion of debt issued by GM’s subsidiaries and consolidated affiliates, and $2.9 billion of related party debt, mainly dealer financing from GMAC. GM has various debt maturities of approximately $2.8 billion in 2008 and $0.7 billion in 2009. GM believes it has adequate liquidity to settle those obligations as they become due.

In order to provide financial flexibility to GM and its suppliers, GM maintains a trade payables program through GMAC Commercial Finance (GMACCF). Under the terms of the GMAC Transaction, GM will be permitted to continue administering the program through GMACCF so long as GM provides the funding of advance payments to suppliers under the program. As of May 1, 2006, GM commenced funding of the advance payments, and as a result, at March 31, 2007, there was no outstanding balance owed by GM to GMACCF under the program.

Net Liquidity

Net liquidity, calculated as cash, marketable securities, and $3.6 billion ($2.5 billion at December 31, 2006) of readily-available assets of the VEBA trust less the short-term borrowings and long-term debt, was a negative $13.3 billion at March 31, 2007, compared with a negative $12.3 billion at December 31, 2006.

Financing and Insurance Operations

Prior to the consummation of the GMAC Transaction, GMAC dividend to GM lease-related assets having a net book value of approximately $4 billion and related deferred tax liabilities of $1.8 billion. This dividend resulted in the transfer to GM of two bankruptcy-remote subsidiaries that hold the equity interests in ten trusts that own leased vehicles and issued asset-backed securities collateralized by the vehicles. GMAC originated these securitizations and remains as the servicer of the securitizations. GM consolidates the bankruptcy-remote subsidiaries and the ten trusts for financial reporting purposes.

At March 31, 2007, GM had vehicles subject to operating leases of $10.5 billion compared to $11.8 billion at December 31, 2006, other net assets of $1.5 billion compared to $1.5 billion at December 31, 2006, outstanding secured debt of $8.2 billion compared to $9.4 billion at December 31, 2006, and net equity of $3.8 billion compared to $3.9 billion at December 31, 2006 associated with these bankruptcy-remote subsidiaries.

The decrease in operating leases, secured debt and net equity from December 31, 2006 is the result of the termination of some leases in the first quarter of 2007 and the repayment of the related secured debt. The secured debt has recourse solely to the leased vehicles and related assets. GM continues to be obligated to the bankruptcy-remote subsidiaries for residual support payments on the leased vehicles in an amount estimated to equal approximately $1.4 billion at March 31, 2007 (December 31, 2006 — $1.6 billion). However, neither the securitization investors nor the trusts have any rights to the residual support payments. GM expects the operating leases and related securitization debt to gradually amortize over the next three to four years resulting in the release to these two bankruptcy-remote subsidiaries of certain cash flows related to their ownership of the securitization trusts and related operating leases.

The cash flow that GM expects to realize from the leased vehicle securitizations over the next three to four years will come from three principal sources. The first is cash released from the securitizations on a monthly basis, as a result of available funds exceeding debt service and other required payments in that month. The second is cash received upon and following termination of a securitization, to the extent of remaining overcollateralization. The third is a return of the residual support payments owing from GM each month. For the three months ended March 31, 2007, the total cash flows released to these two bankruptcy-remote subsidiaries was approximately $191 million

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources — (continued)

Financing and Insurance Operations — (concluded)

and from November 2006 through March 31, 2007 the total cash flows released was approximately $309 million.

Status of Debt Ratings

Dominion Bond Rating Services (DBRS), Fitch Ratings (Fitch), Moody’s Investor Service (Moody’s), and Standard & Poors (S&P) currently rate GM’s credit at non-investment grade. The following table summarizes GM’s credit ratings as of May 1, 2007:

Rating Agency	Senior Unsecured Debt	Outlook	Commercial Paper

DBRS	B	Negative	R-5
Fitch	B	Rating Watch Negative	Withdrawn
Moody’s	Caa1	Negative	Not Prime
S&P	B−	Negative	B-3

For the period January 1, 2007 through May 1, 2007, DBRS, Fitch, Moody’s and S&P have taken no ratings action on GM’s unsecured or secured debt. As of May 1, 2007, GM’s secured credit is rated at ‘BB’ by Fitch, ‘Ba3’ by Moody’s and ‘B+’ by S&P.

While the non-investment grade ratings identified above have translated into higher borrowing costs and limited access to unsecured debt markets, these outcomes have been mitigated by actions taken by GM over the past few years to focus on increased use of liquidity sources other than institutional unsecured markets, which are not directly affected by ratings on unsecured debt, including secured funding sources and conduit facilities. Further reductions of GM’s credit ratings could increase the possibility of additional terms and conditions contained in any new or replacement financing arrangements. As a result of specific funding actions taken over the past few years, management believes that GM will continue to have access to sufficient capital to meet its ongoing funding needs over the short and medium term. Notwithstanding the foregoing, management believes that the current ratings situation and outlook increase the level of risk for achieving GM’s funding strategy. In addition, the ratings situation and outlook increase the importance of successfully executing GM’s plans for improvement of operating results.

Off-Balance Sheet Arrangements

GM uses off-balance sheet arrangements where the economics and sound business principles warrant their use. GM’s principal use of off-balance sheet arrangements occurs in connection with the securitization and sale of financial assets.

The financial assets sold by GM consist principally of trade receivables that are part of a securitization program that GM has participated in since 2004. As part of this program, GM entered into an agreement to sell undivided interests in eligible trade receivables up to $850 million in 2006, to a bank conduit that funds its purchases through issuance of commercial paper or via direct bank funding. The receivables under the program were sold at fair market value and were excluded from the consolidated balance sheets. The loss on the trade receivables sold is included in Automotive cost of sales and was $3 million and $7 million for the first quarter of 2007 and 2006, respectively. The amount of receivables sold as of March 31, 2007, December 31, 2006 and March 31, 2006 was $25 million, $200 million and $587 million, respectively. GM does not have a retained interest in the receivables sold, but performs collection and administrative functions. The gross amount of proceeds received from the sale of receivables under this program was approximately $0.5 billion and $2.8 billion for the first quarter of 2007 and 2006, respectively.

In addition to this securitization program, GM participates in other trade receivable securitization programs, primarily in Europe. Financing providers had a beneficial interest in GM’s pool of eligible European receivables of $0.1 billion, as of March 31, 2007, December 31, 2006 and March 31, 2006, related to those securitization programs.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources — (concluded)

Off-Balance Sheet Arrangements — (concluded)

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

Assets in off-balance sheet entities were as follows:

	March 31,	December 31,	March 31,
	2007	2006	2006
	(Dollars in millions)

Assets leased under operating leases	$2,170	$2,248	$2,288
Trade receivables sold*	143	309	737

Total	$2,313	$2,557	$3,025

Financing and Insurance Operations
Receivables sold or securitized:
— Mortgage loans			$90,207
— Retail finance receivables			8,212
— Wholesale finance receivables			21,326

Total			$119,745

*	As of March 31, 2006, additional off-balance sheet trade receivables sold to GMAC were $595 million.

Dividends

Dividends may be paid on our common stock when, as, and if declared by GM’s board of directors in its sole discretion out of amounts available for dividends under applicable law. Under Delaware law, our board may declare dividends only to the extent of our statutory “surplus” (i.e., total assets minus total liabilities, in each case at fair market value, minus statutory capital), or if there is no such surplus, out of our net profits for the then current and/or immediately preceding fiscal year.

GM’s policy is to distribute dividends on its common stock based on the outlook and indicated capital needs of the business. Cash dividends per share on common stock were $1.00 in 2006, and $2.00 in 2005 and 2004. At the February 6, 2007 and May 1, 2007 meetings of the GM board of directors, the board approved the payment of a $0.25 quarterly dividend on GM’s common stock for the first and second quarters of 2007, respectively. Cash dividends per share of common stock were $0.25 per quarter for 2006.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Employees

As of March 31, 2007, GM employed approximately 273,000 employees. The following represents GM’s employment by regions at March 31, 2007, December 31, 2006 and March 31, 2006 (in thousands):

	March 31,	December 31,	March 31,
	2007	2006	2006

GMNA(1)	145	152	169
GME	59	60	64
GMLAAM	33	32	31
GMAP	34	34	32
GMAC(2)	—	—	31
Other	2	2	2

Total	273	280	329

(1)	The number of employees for GMNA at March 31, 2007, December 31, 2006, and March 31, 2006 excludes U.S. hourly employees of 4,286, 3,620, and 6,853, respectively, who are on a temporary leave of absence.

(2)	The number of employees at March 31, 2007 and December 31, 2006 exclude GMAC employees, who were removed from the consolidated payroll as a result of the GMAC Transaction in November 2006.

Critical Accounting Estimates

The condensed consolidated financial statements of GM are prepared in conformity with GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported assets and liabilities as of the financial statements dates and the reported revenues and expenses for the periods presented. GM’s accounting policies and critical accounting estimates are consistent with those described in Note 3 to the Consolidated Financial Statements and the Management’s Discussion and Analysis section in our 2006 Annual Report on Form 10-K. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Management has discussed the development, selection and disclosures of its critical accounting estimates with the Audit Committee of GM’s Board of Directors, and the Audit Committee has reviewed the disclosures relating to these estimates.

Accounting Standards Not Yet Adopted

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

In this report and in reports subsequently filed by GM with the SEC on Form 10-K and filed or furnished on Form 8-K, and in related comments by management of GM, our use of the words “expect,” “anticipate,” “estimate,” “forecast,” “initiative,” “objective,” “plan,” “goal,” “project,” “outlook,” “priorities,” “target,” “intend,” “evaluate,” “pursue,” “seek,” “may,” “would,” “could,” “should,” “believe,” “potential,” “continue,” “designed,” “impact,” or the negative of any of those words or similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. All statements in this report and subsequent reports which GM may file with the SEC on Form 10-Q or file or furnish on Form 8-K, other than statements of historical fact, including without limitation, statements about future events and financial performance, are forward-looking statements that involve certain risks and uncertainties. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and GM’s actual results may differ materially due to a variety of important factors that may be revised or supplemented in subsequent reports on SEC Forms 10-K, 10-Q, and 8-K. Such factors include, among others, the following:

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Forward-Looking Statements — (concluded)

In addition, GMAC’s actual results may differ materially due to numerous important factors that are described in GMAC’s most recent report on SEC Form 10-K, which may be revised or supplemented in subsequent reports on SEC Forms 10-K, 10-Q, and 8-K. Such factors include, among others, the following:

•	Changes in the residential mortgage market, especially in the nonprime sector;

•	Significant changes in the competitive environment and the effect of competition in the GMAC’s markets, including on the GMAC’s pricing policies;

•	Its ability to maintain adequate financing sources;

•	Its ability to maintain an appropriate level of debt;

•	Restrictions on ResCap’s ability to pay dividends and prepay subordinated debt obligations to GMAC;

•	Changes in the residual value of off-lease vehicles;

•	Changes in U.S. government-sponsored mortgage programs or disruptions in the markets in which GMAC’s mortgage subsidiaries operate;

•	Changes in its contractual servicing rights;

•	Costs and risks associated with litigation;

•	Changes in GMAC’s accounting assumptions that may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings;

•	Changes in the credit ratings of GMAC or GM;

•	The threat of natural calamities;

•	Changes in economic conditions, currency exchange rates, or political stability in the markets in which it operates; and

•	Changes in the existing, or the adoption of new, laws, regulations, policies, or other activities of governments, agencies and similar organizations.

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

There have been no significant changes in the Corporation’s exposure to market risk since December 31, 2006. Refer to Item 7A in GM’s Annual Report on Form 10-K for the year ended December 31, 2006.

* * * * * *

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

GM maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to GM’s management, including its

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 4.	Controls and Procedures — (continued)

principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

GM’s management, with the participation of its Chairman and Chief Executive Officer (CEO) and its Vice Chairman and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2007. Based on that evaluation, GM’s CEO and CFO concluded that, as of that date, GM’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 were not effective at the reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

As discussed in GM’s Annual Report on Form 10-K for the year ended December 31, 2006, management’s assessment identified the following material weaknesses:

1. The Corporation lacked the technical expertise and processes to ensure compliance with SFAS No. 109, “Accounting for Income Taxes”, and did not maintain adequate controls with respect to (a) timely tax account reconciliations and analyses, (b) coordination and communication between Corporate Accounting and Tax Staffs, and (c) timely review and analysis of corporate journals recorded in the consolidation process. This material weakness resulted in a restatement of prior financial statements, as described in Note 12 to the Condensed Consolidated Financial Statements, and, if not remediated, has the potential to cause a material misstatement in the future.

2. The Corporation in certain instances lacked the technical expertise and did not maintain adequate procedures to ensure that the accounting for derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), was appropriate. Procedures relating to hedging transactions in certain instances did not operate effectively to (a) properly evaluate hedge accounting treatment (b) meet the documentation requirements of SFAS No. 133, (c) adequately assess and measure hedge effectiveness on a quarterly basis, and (d) establish the appropriate communication and coordination between relevant GM departments involved in complex financial transactions. This material weakness resulted in a restatement of prior financial statements, as described in Note 12 to the Condensed Consolidated Financial Statements and, if not remediated, has the potential to cause a material misstatement in the future.

3. The Corporation did not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with the Corporation’s complex financial accounting and reporting requirements and low materiality thresholds. This was evidenced by a significant number of out-of-period adjustments noted during the year-end closing process. This material weakness contributed to the restatement of prior financial statements, as described in Note 12 to the Condensed Consolidated Financial Statements and, if not remediated, has the potential to cause a material misstatement in the future.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 4.	Controls and Procedures — (continued)

Remediation and Changes in Internal Controls

The Corporation is in the process of developing and implementing remediation plans to address our material weaknesses. Management has taken the following actions described below to improve the internal controls over financial reporting.

Since year-end, management has added approximately 25 professional accountants in key support roles to address some of its internal control weaknesses in technical accounting. Management is also conducting remediation planning. This plan details organization design changes to better align accounting responsibilities, as well as addresses technical accounting staffing shortfalls.

Changes that took place during calendar year 2006:

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

As previously noted, management has augmented the resources in Corporate Accounting by utilizing external resources in technical accounting areas and implemented additional closing procedures for the quarter ended

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 4.	Controls and Procedures — (concluded)

March 31, 2007. As a result, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the quarter ended March 31, 2007, fairly present in all material respects the financial condition and results of operations of the Corporation in conformity with accounting principles generally accepted in the United States of America.

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

Certain of the personnel changes described in the remedial actions occurred during the fourth quarter of 2006. Other than as described above, there have not been any other changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2007, which have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Canadian Export Antitrust Class Action

In the previously reported antitrust class action consolidated in the U.S. District Court for the District of Maine, In re New Market Vehicle Canadian Export Antitrust Litigation Cases, the court ruled on March 21, 2007 that it will certify 20 separate statewide class actions for damages under various state law theories under Federal Rule 23(b)(3), covering the period from January 1, 2001 to April 30, 2003. General Motors will appeal the certification of the damages classes following the entry of the class certification order and anticipates that its appeal will be consolidated with its pending appeal of a prior order certifying a nationwide class for injunctive relief only.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1.	Legal Proceedings — (concluded)

GMAC Bondholder Class Actions

In the previously reported consolidated cases captioned J&R Marketing, et al. v. General Motors Corporation, et al., plaintiffs filed a notice of appeal on March 27, 2007 from the order of the U.S. District Court for the Eastern District of Michigan dated February 27, 2007, granting defendants’ motion to dismiss and dismissing plaintiffs’ complaint.

Coolant System Class Action Litigation

With respect to this previously reported subject of litigation, GM has been named as the defendant in an additional putative class action alleging a defect in the engine cooling system in certain GM vehicles, filed in federal district court. No determination has been made that this case may be maintained as a class action. GM intends to defend this action vigorously.

* * * * * *

Item 1A.	Risk Factors

The following risk factors, which were disclosed in the 2006 Annual Report on Form 10-K, have been modified to provide additional disclosure related to changes since we filed the 2006 Annual Report on Form 10-K. Refer to the 2006 Annual Report on Form 10-K for an expanded discussion of other risks facing the Corporation listed below under the caption “Other Risk Factors.”

Risks related to GM and its automotive business

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

GM is seeking to minimize its risks by protecting our right of setoff against the $1.15 billion we owed to Delphi as of the date of its Chapter 11 filing. However, our ability to benefit from a right to setoff may be subject to limitation by the Court or dispute by Delphi, the creditors’ committee, or Delphi’s other creditors, so that GM cannot provide any assurance that it will be able to setoff such amounts fully or partially. To date setoffs of approximately $53.6 million against that $1.15 billion have been taken by GM, with Delphi’s agreement. The financial impact of a substantial compromise of our right of setoff could have a material adverse impact on our financial position. In addition, the basis, amounts, and priority of any claims against Delphi that GM currently has or may have in the future may be challenged by other parties in interest in Delphi’s bankruptcy proceeding. The scope and results of such challenges cannot be predicted with certainty.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1A.	Risk Factors — (continued)

Other Risk Factors

The following risk factors, which were disclosed in the 2006 Annual Report on Form 10-K, have not materially changed since we filed the 2006 Annual Report on Form 10-K. Refer to the 2006 Annual Report on Form 10-K for a complete discussion of these risk factors.

Risks related to GM and its automotive business

•	Our continued ability to achieve structural and material cost reductions and to realize production efficiencies for our automotive operations is critical to our ability to achieve our turnaround plan and return to profitability.

•	Restrictions in our labor agreements could limit our ability to pursue or achieve cost savings through restructuring initiatives, and labor strikes, work stoppages, or similar difficulties could significantly disrupt our operations.

•	We must continue to make structural changes to reduce our U.S. health-care cost burden, the source of our largest competitive cost disadvantage.

•	Our extensive pension and OPEB obligations to retirees are a competitive disadvantage for us.

•	Our pension and OPEB expenses are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience, and changes in laws and regulations.

•	We have guaranteed a significant amount of Delphi’s financial obligations to its unionized workers. If Delphi fails to satisfy these obligations, we would be obligated to pay some of these obligations.

•	Financial difficulties, labor stoppages, or work slowdowns at key suppliers, including Delphi, could result in a disruption in our operations and have a material adverse effect on our business.

•	Increase in cost, disruption of supply, or shortage of raw materials could harm our business.

•	A decline in consumer demand for our higher margin vehicles could result in diminished profitability.

•	Shortages and increases in the price of fuel could result in diminished profitability due to shifts in consumer vehicle demand.

•	The pace of introduction and market acceptance of new vehicles is important to our success.

•	Decreases in the residual value of our vehicles could have a significant negative effect on our results of operations.

•	GM’s significant investment in new technology may not result in successful vehicle applications.

•	We operate in a highly competitive industry that has excess manufacturing capacity.

•	The financial distress, bankruptcy, or insolvency of a major competitor could have significant adverse consequences for us.

•	We could be materially adversely affected by changes or imbalances in currency exchange or other rates.

•	Our liquidity position could be negatively affected by a variety of factors, which in turn could have a material adverse effect on our business.

•	Continued failure to achieve profitability may cause some or all of our deferred tax assets to expire.

•	Further reduction of our credit ratings, or failure to restore our credit ratings to higher levels, could have a material adverse effect on our business.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1A.	Risk Factors — (continued)

Risks related to GM and its automotive business — (concluded)

•	The federal government is currently investigating certain of our accounting practices. The final outcome of these investigations could require us to restate prior financial results.

•	We have determined that our internal controls over financial reporting are currently ineffective. The lack of effective internal controls could adversely affect our financial condition and ability to carry out our strategic business plan.

•	Our indebtedness and other obligations of our automotive operations are significant and could materially adversely affect our business.

•	Economic and industry conditions constantly change and could have a material adverse effect on our business and results of operations.

•	Our businesses outside the United States expose us to additional risks that may cause our revenues and profitability to decline.

•	Changes in existing, or the adoption of new laws, regulations or policies of government organizations, particularly environmental or fuel economy regulations, may have a significant negative impact on how we do business.

•	We are subject to significant risks of litigation.

Risks related to GM’s 49% ownership interest in GMAC

•	General business, economic, and market conditions may significantly affect the operating results of GMAC’s business and earnings.

•	GMAC requires substantial capital, and if GMAC is unable to maintain adequate financing sources, its profitability and financial condition will suffer and jeopardize its ability to continue operations.

•	GMAC’s indebtedness and other obligations are significant and could materially adversely affect its business.

•	GMAC’s earnings may decrease because of increases or decreases in interest rates.

•	GMAC’s hedging strategies may not be successful in mitigating its risks associated with changes in interest rates and could affect its profitability and financial condition.

•	GMAC’s residential mortgage subsidiary’s ability to pay dividends to GMAC is restricted by contractual arrangements.

•	GMAC uses estimates and assumptions in determining the fair value of certain of its assets, its allowance for credit losses, lease residual values, and its reserves for insurance losses and loss adjustment expenses. If its estimates or assumptions prove to be incorrect, its cash flow, profitability, financial condition, and business prospects would be materially adversely affected.

•	GMAC is exposed to credit risk which could affect its profitability and financial condition.

•	Recent developments in the residential mortgage market, especially in the nonprime sector, may adversely affect GMAC’s revenues, profitability, and financial condition.

•	Changes in existing U.S. government-sponsored mortgage programs, or disruptions in the secondary markets in the United States or other countries in which GMAC’s mortgage subsidiaries operate, could adversely affect the profitability and financial condition of GMAC’s mortgage business.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Risks related to GM’s 49% ownership interest in GMAC — (concluded)

•	GMAC may be required to repurchase contracts and provide indemnification if it breaches representations and warranties in its securitization and whole loan transactions, which could harm GMAC’s profitability and financial condition.

•	Significant indemnification payments or contract, lease, or loan repurchase activity of retail contracts or leases or mortgage loans could harm GMAC’s profitability and financial condition.

•	A loss of contractual servicing rights could have a material adverse effect on GMAC’s financial condition, liquidity, and results of operations.

•	The regulatory environment in which GMAC operates could have a material adverse effect on its business and earnings.

•	The worldwide financial services industry is highly competitive. If GMAC is unable to compete successfully or if there is increased competition in the automotive financing, mortgage, and/or insurance markets or generally in the markets for securitizations or asset sales, GMAC’s margins could be materially adversely affected.

* * * * *

Item 2(c).  Purchases of Equity Securities

GM made no purchases of its common stock during the three months ended March 31, 2007.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit
Number	Exhibit Name

10.1	General Motors 2002 Stock Incentive Plan, as amended.
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS CORPORATION
(Registrant)

By:	/s/ NICK S. CYPRUS
(Nick S. Cyprus, Controller and Chief Accounting Officer)

Date: May 8, 2007

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

10.1	General Motors 2002 Stock Incentive Plan, as amended.
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002