Form 10-Q
period 2007-06-30
GENERAL MOTORS CORP
filed 2007-08-07
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

As of July 31, 2007, the number of shares outstanding of the Registrant’s common stock was 565,870,304 shares.

Website Access to Company’s Reports

General Motors Corporation’s internet website address is www.gm.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

INDEX

		Page No.

Part I — Financial Information
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006 (As restated)	3
	Condensed Consolidated Balance Sheets as of June 30, 2007, December 31, 2006, and June 30, 2006 (As restated)	4
	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2007 and 2006 (As restated)	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	83
Item 4.	Controls and Procedures	84

Part II — Other Information
Item 1.	Legal Proceedings	86
Item 1A.	Risk Factors	87
Item 2.	Purchases of Equity Securities	91
Item 4.	Submission of Matters to a Vote of Security Holders	92
Item 6.	Exhibits	96
Signatures		97
UAW-Delphi-GM Memorandum of Understanding
Asset Purchase Agreement
2007 Cash-Based Restricted Stock Unit Plan
Form of Special RSU Grant Award Document for March 2007 Award
Form of Special Cash-Based RSU Grant Award Document for March 2007 Award
364-Day Revolving Credit Agreement
Section 302 Certification of the Chief Executive Officer
Section 302 Certification of the Chief Financial Officer
Certification of the Chief Executive Officer Pursuant to Section 906
Certification of the Chief Financial Officer Pursuant to Section 906

PART I

Item 1.	Condensed Consolidated Financial Statements

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
		(As restated,		(As restated,
		Notes 2 and 15)		Notes 2 and 15)

Net sales and revenue
Automotive sales	$45,918	$44,812	$88,298	$87,808
Financial services and insurance revenue	894	9,087	1,830	17,934

Total net sales and revenue	46,812	53,899	90,128	105,742

Costs and expenses
Automotive cost of sales	41,674	47,406	80,407	87,177
Selling, general, and administrative expense	3,293	3,219	6,604	6,585
Financial services and insurance expense	811	7,727	1,694	16,012
Other expenses	575	1,208	575	1,208

Total costs and expenses	46,353	59,560	89,280	110,982

Operating income (loss)	459	(5,661)	848	(5,240)
Equity in income (loss) of GMAC LLC	118	—	(65)	—
Automotive and other interest expense	(681)	(694)	(1,480)	(1,332)
Automotive interest income and other non-operating income	555	987	991	1,783

Income (loss) from continuing operations before income taxes, other equity income and minority interests	451	(5,368)	294	(4,789)
Income tax benefit	(320)	(1,715)	(381)	(1,546)
Equity income and minority interests, net of tax	13	159	67	242

Income (loss) from continuing operations	784	(3,494)	742	(3,001)
Income from discontinued operations, net of tax (Note 3)	107	111	211	220

Net income (loss)	$891	$(3,383)	$953	$(2,781)

Basic earnings (loss) per share:
Continuing operations	$1.38	$(6.18)	$1.31	$(5.31)
Discontinued operations	.19	.20	.37	.39

Total	$1.57	$(5.98)	$1.68	$(4.92)

Weighted average common shares outstanding, basic (millions)	566	566	566	566

Diluted earnings (loss) per share:
Continuing operations	$1.37	$(6.18)	$1.30	$(5.31)
Discontinued operations	.19	.20	.37	.39

Total	$1.56	$(5.98)	$1.67	$(4.92)

Weighted average common shares outstanding, diluted (millions)	569	566	569	566

Cash dividends per share	$.25	$.25	$.50	$.50

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	June 30,	December 31,	June 30,
	2007	2006	2006
	(Unaudited)		(Unaudited)
			(As restated,
			Note 15)

ASSETS
Current Assets
Cash and cash equivalents	$22,040	$23,774	$19,997
Marketable securities	1,573	138	115

Total cash and marketable securities	23,613	23,912	20,112
Accounts and notes receivable, net	10,233	8,216	7,572
Inventories	15,073	13,921	14,496
Assets held for sale	683	—	—
Equipment on operating leases, net	5,889	6,125	6,891
Deferred income taxes and other current assets	11,518	11,957	10,376

Total current assets	67,009	64,131	59,447
Financing and Insurance Operations Assets
Cash and cash equivalents	258	349	2,848
Assets held for sale	—	—	274,267
Equipment on operating leases, net	9,145	11,794	16,533
Investment in GMAC LLC	7,555	7,523	—
Other assets	3,011	2,457	5,857

Total Financing and Insurance Operations Assets	19,969	22,123	299,505
Non-Current Assets
Property, net	41,404	41,934	38,639
Deferred income taxes	32,337	32,967	24,382
Prepaid pension	18,305	17,366	37,480
Other assets	7,503	7,671	9,538

Total non-current assets	99,549	99,938	110,039

Total Assets	$186,527	$186,192	$468,991

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable (principally trade)	$30,742	$26,931	$27,930
Short-term borrowings and current portion of long-term debt	5,150	5,666	1,340
Liabilities related to assets held for sale	526	—	—
Accrued expenses	35,487	35,225	48,516

Total current liabilities	71,905	67,822	77,786
Financing and Insurance Operations Liabilities
Liabilities related to assets held for sale	—	—	267,925
Debt	7,133	9,438	12,849
Other liabilities and deferred income taxes	855	2,139	2,278

Total Financing and Insurance Operations Liabilities	7,988	11,577	283,052
Non-Current Liabilities
Long-term debt	34,134	33,067	32,946
Postretirement benefits other than pensions	48,030	50,086	30,668
Pensions	11,654	11,934	11,498
Other liabilities and deferred income taxes	15,106	15,957	20,014

Total non-current liabilities	108,924	111,044	95,126

Total liabilities	188,817	190,443	455,964
Minority interests	1,268	1,190	1,084
Stockholders’ Equity (Deficit)
Preferred stock, no par value, authorized 6,000,000, no shares issued and outstanding	—	—	—
Common stock, $1 2/3 par value (2,000,000,000 shares authorized, 756,637,541 and 565,864,695 shares issued and outstanding at June 30, 2007, respectively 756,637,541 and 565,670,254 shares issued and outstanding at December 31, 2006, respectively and 756,637,541 and 565,607,779 shares issued and outstanding at June 30, 2006, respectively)	943	943	943
Capital surplus (principally additional paid-in capital)	15,255	15,336	15,306
Retained earnings (deficit)	788	406	(117)
Accumulated other comprehensive loss	(20,544)	(22,126)	(4,189)

Total stockholders’ equity (deficit)	(3,558)	(5,441)	11,943

Total Liabilities, Minority Interests, and Stockholders’ Equity (Deficit)	$186,527	$186,192	$468,991

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars and shares in millions)
(Unaudited)

						Accumulated
						Other	Total
	Shares of			Comprehensive	Retained	Comprehensive	Stockholders’
	Common	Capital	Capital	Income	Earnings	Income	Equity
	Stock	Stock	Surplus	(Loss)	(Deficit)	(Loss)	(Deficit)

Balance December 31, 2005	566	$943	$15,285		$2,960	$(4,535)	$14,653
Net loss, as restated (Note 15)	—	—	—	$(2,781)	(2,781)	—	(2,781)
Cumulative effect of a change in accounting principle — adoption of SFAS No. 156, net of tax	—	—	—	—	(13)	—	(13)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	450	—	—	—
Unrealized gain on derivatives	—	—	—	103	—	—	—
Unrealized loss on securities	—	—	—	(153)	—	—	—
Minimum pension liability adjustment	—	—	—	(54)	—	—	—

Other comprehensive income	—	—	—	346	—	346	346

Comprehensive loss				$(2,435)

Stock options	—	—	21		—	—	21
Cash dividends paid	—	—	—		(283)	—	(283)

Balance June 30, 2006, as restated (Note 15)	566	$943	$15,306		$(117)	$(4,189)	$11,943

Balance December 31, 2006	566	$943	$15,336		$406	$(22,126)	$(5,441)
Net income	—	—	—	$953	953	—	953
Effects of accounting change regarding pension plan and OPEB measurement-dates pursuant to SFAS No. 158, net of tax	—	—	—	—	(425)	1,153	728
Cumulative effect of a change in accounting principle — adoption of FIN 48, net of tax	—	—	—	—	137	—	137
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	357	—	—	—
Unrealized gain on derivatives	—	—	—	42	—	—	—
Unrealized loss on securities	—	—	—	(3)	—	—	—
Defined benefit plans:
Net prior service cost	—	—	—	(415)	—	—	—
Net actuarial gain	—	—	—	446	—	—	—
Net transition asset/obligation	—	—	—	2	—	—	—

Other comprehensive income	—	—	—	429		429	429

Comprehensive income				$1,382

Stock options	—	—	18		—	—	18
Cash dividends paid	—	—	—		(283)	—	(283)
Purchase of convertible note hedge (Note 8)	—	—	(99)		—	—	(99)

Balance June 30, 2007	566	$943	$15,255		$788	$(20,544)	$(3,558)

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)

Cash provided by (used in) continuing operating activities	$4,027	$(2,389)
Cash provided by discontinued operating activities	240	400

Net cash provided by (used in) operating activities	4,267	(1,989)
Cash flows from investing activities
Expenditures for property	(2,884)	(3,263)
Investments in marketable securities, acquisitions	(1,500)	(11,580)
Investments in marketable securities, liquidations	61	11,909
Proceeds from sale of finance receivables	—	15,213
Proceeds from sale of business units/equity investments	—	10,518
Operating leases, acquisitions	—	(9,135)
Operating leases, liquidations	1,613	3,411
Capital contribution to GMAC LLC	(1,022)	—
Investments in companies, net of cash acquired	—	(349)
Other	(111)	(1,835)

Cash provided by (used in) continuing investing activities	(3,843)	14,889
Cash used in discontinued investing activities	(13)	(11)

Net cash provided by (used in) investing activities	(3,856)	14,878
Cash flows from financing activities
Net decrease in short-term borrowings	(2,562)	(7,184)
Borrowings of long-term debt	1,572	42,651
Payments made on long-term debt	(1,132)	(43,584)
Cash dividends paid to stockholders	(283)	(283)
Other	—	1,918

Cash used in continuing financing activities	(2,405)	(6,482)
Cash used in discontinued financing activities	—	(1)

Net cash used in financing activities	(2,405)	(6,483)
Effect of exchange rate changes on cash and cash equivalents	169	171

Net increase (decrease) in cash and cash equivalents	(1,825)	6,577
Cash and cash equivalents reclassified to assets held for sale	—	(14,458)
Cash and cash equivalents at beginning of the period	24,123	30,726

Cash and cash equivalents at end of the period	$22,298	$22,845

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Nature of Operations

General Motors Corporation (GM) is primarily engaged in the worldwide production and marketing of cars and trucks. GM develops, manufactures, and markets vehicles worldwide through its four automotive regions: GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP). Also, GM’s finance and insurance operations are primarily conducted through GMAC LLC, the successor to General Motors Acceptance Corporation (together with GMAC LLC, GMAC), a wholly-owned subsidiary through November 2006. On November 30, 2006, GM sold a 51% controlling ownership interest in GMAC to a consortium of investors. After the sale, GM has accounted for its 49% ownership interest in GMAC using the equity method. GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential mortgage services, automobile service contracts, personal automobile insurance coverage and selected commercial insurance coverage. GM operates in two businesses, consisting of Automotive (GM Automotive or GMA) and Financing and Insurance Operations (FIO).

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

The Condensed Consolidated Financial Statements include the accounts of GM and its subsidiaries that are controlled by GM due to ownership of a majority voting interest. In addition, GM consolidates variable interest entities (VIEs) for which it is the primary beneficiary. GM’s share of earnings or losses of investees are included in the consolidated operating results using the equity method of accounting, when GM is able to exercise significant influence over the operating and financial decisions of the investee. If GM is not able to exercise significant influence over the operating and financial decisions of the investee, the cost method of accounting is used. All intercompany balances and transactions have been eliminated in consolidation.

Change in Presentation of Financial Statements

In 2007, GM changed its income statement presentation to present costs and expenses of its FIO operations as a separate line. In so doing, GM reclassified FIO’s portion of Selling, general, and administrative expense and Interest expense to Financial services and insurance expense. Also, Automotive and other interest expense has been presented within non-operating income and expenses. Additionally, prior period results have been reclassified for the retroactive effect of discontinued operations. Refer to Note 3. Certain reclassifications have been made to the comparable 2006 restated financial information to conform to the current period presentation.

Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans

As previously reported in our 2006 Annual Report on Form 10-K, GM recognized the funded status of its benefit plans at December 31, 2006 in accordance with the recognition provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). Additionally, GM elected to early adopt the measurement date provisions of SFAS No. 158

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 2.	Basis of Presentation — (continued)

at January 1, 2007. Those provisions require the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. Refer to Note 13.

Accounting for Uncertainty in Income Taxes

During the first quarter of 2007, GM adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle. GM adopted FIN 48 as of January 1, 2007, and recorded an increase to retained earnings of $137.1 million as a cumulative effect of a change in accounting principle with a corresponding decrease to the liability for uncertain tax positions. Refer to Note 10 for more information regarding the impact of adopting FIN 48.

Accounting for Early Retirement or Postemployment Programs with Specific Features

On January 1, 2006, GM adopted Emerging Issues Task Force Issue No. 05-5, “Accounting for Early Retirement or Postemployment Programs with Specific Features” (EITF 05-5), which states that the bonus and contributions made into the German government pension program should be accounted for under the guidance in SFAS No. 112, “Employers’ Accounting for Postemployment Benefit Costs” and the government subsidy should be recognized when a company meets the necessary conditions to be entitled to the subsidy. As clarified in EITF 05-5, beginning in 2006, GM recognized the bonus and additional contributions (collectively, additional compensation) into the German government pension plan over the period from which the employee signed the program contract until the end of the active service period. Prior to 2006, GM recognized the full additional compensation one-year before the employee entered the active service period. The change, reported as a change in accounting estimate effected by a change in accounting principle, resulted in additional compensation expense of $68 million for the six months ended June 30, 2006.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 2.	Basis of Presentation — (concluded)

Accounting Standards Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS No. 157), which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 are to be applied prospectively. Management is currently assessing the potential impact of the standard on GM’s financial condition and results of operations.

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

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3 “Accounting for Nonrefundable Payments for Goods or Services to Be Used in Future Research and Development Activities”, requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or the related services are performed. The statement is effective for fiscal years beginning after December 15, 2007. Management is currently assessing the potential impact of the standard on GM’s financial condition and results of operations.

In June 2007, the FASB ratified EITF Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11), which requires entities to record tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards to additional paid-in capital. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of nonvested equity shares, nonvested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years. Management does not expect this guidance to have a material effect on GM’s financial condition and results of operations.

Note 3.	Divestures of Businesses

Sale of Allison Transmission Business

On June 28, 2007, GM entered into a definitive agreement pursuant to which GM will sell the commercial and military operations of our Allison Transmission (Allison) business for a purchase price of approximately $5.6 billion in cash plus assumed liabilities. The purchase price is subject to adjustment based on the amount of Allison’s (1) net working capital and (2) debt on the closing date. Based on these amounts, a payment may be due from either party within approximately thirty-five days after the closing date. Any such payment will be an adjustment to the amount of gain recognized on the transaction. Allison, a division of GM’s Powertrain Operations, is a global leader in the design and manufacture of commercial and military automatic transmissions and a premier global provider of commercial vehicle automatic transmissions for on-highway, including trucks, specialty vehicles, buses and

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 3.	Divestures of Businesses — (continued)

recreational vehicles, off-highway and military vehicles, as well as hybrid propulsion systems for transit buses. GM Powertrain Operations Baltimore facility, which manufactures automatic transmissions primarily for GM trucks and hybrid propulsion system, will be retained by GM. GM expects to recognize a gain on the sale of Allison in the range of $5.1 billion to $5.4 billion. GM expects to close the sale of Allison in the third quarter of 2007, subject to regulatory approval.

At June 30, 2007, Allison met the held for sale criteria under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), and therefore, certain assets and liabilities of Allison are presented as held for sale, and GM has ceased depreciation on Allison’s long-lived assets classified as held for sale. The results of operations and cash flows of Allison have been reported in the Condensed Consolidated Financial Statements as discontinued operations for all periods presented.

Historically, Allison had been reported in the Automotive business. The following table presents Allison’s major classes of assets and liabilities classified as held for sale as of June 30, 2007 (dollars in millions):

Accounts and notes receivable, net	$103
Inventories	124
Other assets	84
Property, plant and equipment, net	372

Total assets held for sale	$683

Accounts payable	$198
Accrued expenses and other liabilities	248
Deferred revenue	45
Postretirement benefits	35

Total liabilities related to assets held for sale	$526

The table above represents the respective assets and liabilities that are held for sale as of June 30, 2007, which excludes certain assets and liabilities, consisting of cash, limited accounts receivable, inventory, tooling, taxes payable, deferred income taxes and a synthetic lease obligation of the facility that is being retained. The held for sale asset and liability balances at June 30, 2007 may differ from the respective balances at closing.

The following table summarizes the results of discontinued operations (dollars in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales	$518	$564	$1,061	$1,110
Operating income from discontinued operations	171	174	336	347
Income tax provision	62	64	123	127
Income from discontinued operations	$107	$111	$211	$220

As part of the transaction, GM and the buyers of Allison are negotiating for GM to provide the new parent company of Allison with contingent financing of up to $100 million. Such financing would be made available if, during a defined period of time, Allison were not in compliance with its financial maintenance covenant under the credit agreement and the buyer were to elect to make an equity contribution into Allison to bring it into compliance. Such financing would be contingent on Allison’s buyers committing to provide an equivalent amount of funding to Allison through its parent company on the same terms as the GM loan under such circumstances. Additionally, both

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 3.	Divestures of Businesses — (continued)

parties have entered into non-compete arrangements for a term of 10 years in the U.S. and for a term of 5 years in Europe.

Sale of 51% Controlling Interest in GMAC

In April 2006, GM and its wholly owned subsidiaries, GMAC and GM Finance Co. Holdings Inc., entered into a definitive agreement pursuant to which GM agreed to sell a 51% controlling interest in GMAC for a purchase price of $7.4 billion to FIM Holdings LLC (FIM Holdings). FIM Holdings is a consortium of investors, including Cerberus FIM Investors, LLC, Citigroup Inc., Aozora Bank Limited, and a subsidiary of the PNC Financial Services Group, Inc. The sale was completed on November 30, 2006. GM has retained a 49% interest in GMAC’s Common Membership Interests. The total value of the cash proceeds and distributions to GM after repayment of certain intercompany obligations, and before it purchased the preferred membership interests of GMAC was expected to be approximately $14 billion over three years, comprised of the $7.4 billion purchase price and $2.7 billion cash dividend at closing, and other transaction related cash flows including the monetization of certain retained assets. In March 2007, GM made a capital contribution to GMAC of approximately $1 billion to restore its adjusted tangible equity balance to the contractually required amount of $14.4 billion, due to the decrease in the adjusted tangible equity balance of GMAC as of November 30, 2006.

For the three and six months ended June 30, 2006, GMAC’s earnings and cash flows are fully consolidated in GM’s Condensed Consolidated Statements of Operations and Statements of Cash Flows. However, as a result of the agreement to sell 51% equity interest, certain assets and liabilities of GMAC were classified as held for sale in GM’s Condensed Consolidated Balance Sheet as of June 30, 2006. Pursuant to SFAS No. 144, GM ceased depreciation on GMAC long-lived assets classified as held for sale in GM’s consolidated financial statements. The following table presents GMAC’s major classes of assets and liabilities classified as held for sale as of June 30, 2006 (dollars in millions):

Cash and cash equivalents	$14,458
Marketable securities	18,808
Finance receivables, net	174,074
Loans held for sale	20,455
Account and notes receivable	7,733
Inventories, net	558
Net equipment on operating leases, net	18,805
Other assets	20,584
Allowance to reflect assets held for sale at fair value less cost to sell	(1,208)

Total assets held for sale	$274,267

Accounts payable	$3,805
Notes and loans payable	234,474
Deferred income taxes	1,392
Accrued expenses and other liabilities	28,254

Total liabilities related to assets held for sale	$267,925

The table above represents 100% of the respective assets and liabilities of GMAC that were held for sale as of June 30, 2006. The transaction resulted in the divesture of a 51% interest in GMAC.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 3.	Divestures of Businesses — (concluded)

GM recognized a non-cash impairment charge of approximately $2.9 billion in 2006, of which $1.2 billion is recorded in Other expenses in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 to reflect GMAC’s assets that were classified as held for sale at the lower of carrying value or fair value less costs to sell. The total charge is comprised of the write-down of the carrying value of GMAC assets that were sold on November 30, 2006 partially offset by the realization of 51% of the unrecognized net gains reflected in GMAC’s Accumulated other comprehensive income.

Refer to Notes 1, 5, and 17 for additional information regarding the sale of, investment in, and transactions with, GMAC.

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

Note 4.	Inventories

Inventories are comprised of the following:

	June 30,	December 31,	June 30,
	2007	2006	2006
	(Dollars in millions)

Productive material, work in process, and supplies	$5,707	$5,810	$6,341
Finished product, including service parts, etc.	10,820	9,619	9,678

Total inventories at FIFO	16,527	15,429	16,019
Less LIFO allowance	(1,454)	(1,508)	(1,523)

Total	15,073	13,921	14,496
FIO off-lease vehicles	240	185	—

Total inventories	$15,313	$14,106	$14,496

Note 5.	Investment in Nonconsolidated Affiliates

Nonconsolidated affiliates of GM identified herein are those entities in which GM owns an equity interest and for which GM uses the equity method of accounting, because GM has the ability to exert significant influence over decisions relating to their operating and financial affairs. GM’s significant affiliates and the percent of GM’s current equity ownership or voting interest in them are as follows:

United States — GMAC (49% at June 30, 2007 and 100% at June 30, 2006)

China — Shanghai General Motors Co., Ltd (50% at June 30, 2007 and 2006) and SAIC-GM-Wuling Automobile Co., Ltd (34% at June 30, 2007 and 2006)

GMAC was a wholly-owned subsidiary of GM during the three and six months ended June 30, 2006. In November 2006, GM sold a 51% controlling ownership interest in GMAC. The remaining 49% interest held by GM, in the form of GMAC Common Membership Interests, is accounted for using the equity method. In addition, GM acquired 1,555,000 Preferred Membership Interests representing approximately 74% of the Preferred Membership Interests for a cash price of $1.4 billion. The investment in GMAC Preferred Membership Interests, a cost method

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 5.	Investment in Nonconsolidated Affiliates — (continued)

investment, was initially recorded at fair value of $1.6 billion at the date of its acquisition. The excess of fair value over the cash exchanged for the Preferred Membership Interests reduced GM’s investment in GMAC Common Membership Interests. At June 30, 2007, GM’s investment in GMAC Preferred Membership Interests was $1.6 billion. GMAC is required to make certain quarterly distributions to holders of the Preferred Membership Interests in cash on a pro rata basis. The Preferred Membership Interests are issued in units of $1,000 and accrue a yield at a rate of 10% per annum. GM accrued a dividend of $38 million and $77 million for the three and six months ended June 30, 2007, respectively. Refer to Note 17 for a description of the related party transactions with GMAC.

Information regarding GM’s share of net income (loss) for the nonconsolidated affiliates is included in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in millions)

GMAC	$118	$—	$(65)	$—
Shanghai General Motors Co., Ltd and SAIC-GM-Wuling Automobile Co., Ltd.	116	85	233	156
Other	53	118	92	173

Total	$287	$203	$260	$329

Summarized financial information of GMAC is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
	(Dollars in millions)

Condensed Consolidated Statement of Operations:
Total net sales and revenue	$5,316	$10,613
Depreciation expense on operating lease assets	1,173	2,255
Interest expense	3,735	7,407
Operating income	452	297
Income tax expense	159	309
Net income (loss)	293	(12)
Net income (loss) available to members	240	(116)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 5.	Investment in Nonconsolidated Affiliates — (concluded)

June 30, 2007
(Dollars in millions)

Condensed Consolidated Balance Sheet:
Loans held for sale	$20,268
Finance receivables and loans, net	162,192
Investment in operating leases, net	28,893
Other assets	25,076
Total assets	279,278
Total debt	224,454
Accrued expenses	25,238
Total liabilities	261,465
Preferred interests	2,226
Total stockholders’ equity	15,587

In March 2006, GM sold 92.4 million shares of its investment in Suzuki Motor Corporation (Suzuki), reducing GM’s equity stake in Suzuki from 20.4% to 3.7% or 16.3 million shares. The sale of GM’s interest generated cash proceeds of $2 billion and resulted in a gain on the sale of $666 million, which was recorded in Automotive interest income and other non-operating income in the Condensed Consolidated Statement of Operations. Effective with completion of the sale, GM’s remaining investment in Suzuki is accounted for as an available-for-sale equity security.

In the second quarter of 2006, GMAC recognized a gain of $415 million on the sale of its equity interest in a regional home builder, which was recorded in the Automotive interest and other non-operating income in the Condensed Consolidated Statement of Operations. Under the equity method of accounting, GMAC’s share of income recorded from this investment was $22.5 million and $42.4 million for the three and six months ended June 30, 2006, respectively.

Note 6.	Product Warranty Liability

Policy, product warranty, recall campaigns and certified used vehicle warranty liabilities include the following:

	June 30,	December 31,	June 30,
	2007	2006	2006
	(Dollars in millions)

Beginning balance	$9,064	$9,135	$9,135
Increase in liability (warranties issued during period)	2,592	4,517	2,223
Payments	(2,240)	(4,463)	(2,193)
Adjustments to liability (pre-existing warranties)	(95)	(570)	(420)
Effect of foreign currency translation	142	445	113
Reclassification of Allison liabilities to Liabilities related to assets held for sale	(103)	—	—

Ending balance	$9,360	$9,064	$8,858

Management reviews and adjusts these estimates on a regular basis based on the differences between actual experience and historical estimates or other available information.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 7.	GMNA Postemployment Benefit Costs

Costs to idle, consolidate or close facilities and provide postemployment benefits to employees idled on an other than temporary basis are accrued based on management’s best estimate of the wage and benefits costs that will be incurred for qualified employees under the Job Opportunity Bank-Security program (JOBS Bank) provisions of the current labor agreement through the date of its expiration in September 2007, plus estimated costs expected to be paid thereafter taking into account policy changes that GM intends to negotiate into the JOBS program after the expiration of the current collective bargaining agreement. Costs related to the idling of employees that are expected to be temporary are expensed as incurred. GM reviews the adequacy and continuing need for these liabilities on a quarterly basis in conjunction with its quarterly production and labor forecasts.

In March 2006, GM, Delphi Corporation (Delphi) and the International Union, United Auto, Aerospace and Agricultural Implement Workers of America (UAW) reached an agreement (the UAW Attrition Agreement) intended to reduce the number of U.S. hourly employees through an accelerated attrition program (the Attrition Program). Under the Attrition Program, GM provided certain UAW-represented employees at GM with (1) a lump sum payment of $35,000 for normal or early voluntary retirements retroactive to October 1, 2005; (2) a mutually satisfactory retirement for employees with at least 10 years of credited service and 50 years of age or older; (3) payment of gross monthly wages ranging from $2,750 to $2,900 to those employees who participate in a special voluntary pre-retirement program depending on years of credited service and plant work location; and (4) a buy-out of $140,000 for employees with 10 or more years of seniority, or $70,000 for employees with less than 10 years seniority, provided such employees severed all ties with GM except for any vested pension benefits. Approximately 34,400 GM hourly employees agreed to the terms of the Attrition Program. GM recorded a charge of $2.1 billion in 2006 to recognize the wage and benefit cost of those accepting normal and voluntary retirements, buy-outs or pre-retirement leaves. As a result of the Attrition Program, the JOBS Bank was substantially reduced as employees from the JOBS Bank retired, took a buy-out or filled openings created by the Attrition Program. Certain employees who chose to leave GM retired or left by January 1, 2007 but will continue to receive payments until 2010.

Throughout 2006, GM recorded favorable adjustments totaling $1 billion to the postemployment benefits reserve primarily as a result of (1) the transfer of employees from idled plants to other plant sites to replace those positions previously held by employees who accepted retirements, buy-outs, or pre-retirement leaves, (2) a higher than anticipated level of Attrition Program participation by employees at idled facilities and facilities to be idled that were previously accrued for under the JOBS Bank provisions, and (3) higher than anticipated headcount reductions associated with the GMNA plant idling activities announced in 2005. In 2005, GM recognized a charge of $1.8 billion for postemployment benefits related to the restructuring of its North American operations. Approximately 17,500 employees were included in the 2005 charge for locations included in this action, some leaving GM through attrition and the remainder transferring to other sites.

The liability for postemployment benefit costs of $865 million at June 30, 2007 reflects estimated future wages and benefits for 8,000 employees, primarily located at idled facilities and facilities to be idled and 4,400 employees subject to the terms of the Attrition Program. At December 31, 2006, the postemployment benefit costs liability reflects estimated future wages and benefits of $1.3 billion related to 8,500 employees, primarily located at idled facilities and facilities to be idled as a result of previous GMNA plant idling activities and 10,900 employees subject to the terms of the Attrition Program. The liability for postemployment benefit costs as of June 30, 2006 reflects estimated future wages and benefits of $2.8 billion related to 12,300 employees, primarily at idled facilities and facilities to be idled as a result of previous announcements and 32,500 employees under the terms of the Attrition Program.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 7.	GMNA Postemployment Benefit Costs — (concluded)

	June 30,	December 31,	June 30,
	2007	2006	2006
	(Dollars in millions)

Beginning balance	$1,269	$2,012	$2,012
Additions	92	2,212	2,213
Interest accretion	9	31	16
Payments	(524)	(1,834)	(447)
Adjustments	19	(1,152)	(989)

Ending balance	$865	$1,269	$2,805

Note 8.	Short-Term Borrowings and Long-Term Debt

Revolving Credit Facilities

On June 22, 2007, GM entered into a short-term revolving credit agreement with a syndicate of third-party lenders, that provides for borrowings of up to $4.1 billion. Borrowings under the facility bear a variable interest rate at the prime rate or LIBOR, at the borrower’s option. The credit facility is collateralized by GM’s common equity interest in GMAC. The total commitment available under the agreement will be reduced or eliminated if GM’s interest held in the common equity of GMAC is either disposed of or diluted beyond specified thresholds as a result of a common stock issuance by GMAC. Commitment fees accrue and are paid on the used and unused portions of the facility. The borrowings are to be used for general corporate purposes, which may include funding portions of GM’s turnaround plan and addressing the potential risks and contingencies described below and in GM’s 2006 Annual Report on Form 10-K in “Risk Factors — Risks related to GM and its Automotive business”. No borrowings were outstanding under this agreement at June 30, 2007.

In May, 2007, GM entered into a revolving credit agreement expiring in June, 2008, with a lender that provides for borrowings of up to $.5 billion. Borrowings under the facility bear interest based on LIBOR. Commitment fees accrue and are paid on the unused portion of the facility. The borrowings are to be used for general corporate purposes including working capital needs. No borrowings were outstanding under this agreement at June 30, 2007.

Contingent Convertible Debt

In May, 2007, GM issued $1.5 billion of 1.5% Series D convertible debentures due in 2009, with interest payable semiannually. The debentures are senior unsecured obligations ranking equally with all other unsecured and unsubordinated debt. The Series D debentures may be converted at the option of the holder into common stock based on an initial conversion rate of .6837 shares per $25.00 principal amount of debentures, which represents an initial conversion price of approximately $36.57 per share. The conversion features of the Series D debentures become convertible upon the occurrence of one of the following events:

•	closing price of common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; or

•	during the five business day period after any nine consecutive trading day period in which the trading price of the debentures for each day of such period was less than 95% of the product of the closing sale price of common stock on such day, and the applicable conversion rate; or

•	upon the occurrence of specified corporate events, as defined, including but not limited to, merger, consolidation, binding share exchange or transfer or lease of all or substantially all of our assets, pursuant to which GM’s common stock would be converted into cash, securities, or other assets, or

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 8.	Short-Term Borrowings and Long-Term Debt — (concluded)

•	at any time from March 1, 2009 to the second business day immediately preceding the maturity date. The Series D debentures mature June 1, 2009.

GM has committed to use cash, to settle the principal amount of the debentures if (1) holders choose to convert the debentures or (2) GM is required by the holders to repurchase the debentures. Upon conversion, GM retains the right to use cash, stock or a combination thereof, to settle any amount that may become due to debt holders in excess of the principal amount. The conversion price of $36.57 is subject to adjustment including but not limited to the occurrence of stock dividends, the issuance of rights and warrants, and the distribution of assets or debt securities to all holders of shares of common stock. In addition, in the event of a make-whole fundamental change, as defined in the underlying prospectus supplement, the conversion rate will be increased based on (1) the date on which such make-whole fundamental change becomes effective and (2) GM’s common stock price paid in the make-whole fundamental change or average common stock price. In any event, the conversion rate shall not exceed .8205 per $25.00 principal amount of Series D debentures, subject to adjustment for events previously mentioned. If a fundamental change occurs prior to maturity, the debenture holders may require GM to repurchase all or a portion of the debentures for cash at a price equal to the principal amount plus accrued and unpaid interest, if any, to, but not including, the date of repurchase. GM may not elect to redeem the Series D debentures prior to the maturity date.

In connection with the issuance of the Series D debentures, GM purchased a hedging instrument for the Series D debentures in a private transaction. The hedge instrument is expected to reduce the potential dilution with respect to GM’s common stock upon conversion of the Series D debentures to the extent that the market value per share of GM’s common stock does not exceed a specified cap, resulting in an effective conversion price of $45.71 per share. This transaction will terminate at the earlier of the maturity date of the Series D debentures or when the Series D debentures are no longer outstanding due to conversion or otherwise.

GM received net proceeds from the issuance of the Series D debentures, net of issue costs and the purchase of the convertible note hedge, of $1.4 billion. Debt issue costs of $32 million were incurred and are being amortized using the effective interest method over the term of the Series D debentures. In accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” GM recorded the cost of the convertible note hedge, which aggregated $99 million, as a reduction of additional paid-in capital. Any subsequent changes in fair value of the convertible note hedge are not recognized. The net proceeds will be used for general corporate purposes, which may include funding portions of GM’s turnaround plan and addressing the potential risks and contingencies described below and in GM’s 2006 Annual Report on Form 10-K in “Risk Factors — Risks related to GM and its Automotive business.”

Note 9.	Commitments and Contingent Matters

Commitments

GM has provided guarantees in relation to the residual value of certain operating leases, primarily related to the lease of GM’s corporate headquarters. At June 30, 2007, the maximum potential amount of future undiscounted payments that could be required to be made under these guarantees amount to $636 million. These guarantees terminate in periods ranging from 2008 to 2018. Certain leases contain renewal options.

GM has agreements with third parties that guarantee the fulfillment of certain suppliers’ commitments. At June 30, 2007, the maximum potential future undiscounted payments that could be required to be made under these guarantees amounted to $80 million. Years of expiration pertaining to these guarantees range from 2007 to 2035. Other guarantees with a maximum potential amount of future undiscounted payments that could be required

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 9.	Commitments and Contingent Matters — (continued)

amounted to $4 million at June 30, 2007 with the period of expiration determined by business conditions, i.e., emergence from bankruptcy or the sale of the business.

In addition, in some instances, certain assets of the party whose debt or performance is guaranteed may offset, to some degree, the effect of the triggering of the guarantee. The offset of certain payables of GM may also apply to certain guarantees. No liabilities were recorded with respect to such guarantees as the amounts were determined to be insignificant.

GM also provides payment guarantees on commercial loans made by GMAC and outstanding with certain third-parties. As of June 30, 2007 maximum commercial obligations guaranteed by GM were approximately $132 million. Years of expiration pertaining to these guarantees range from 2007 to 2012. Based on the creditworthiness of these third parties, the value ascribed to the guarantees provided by GM was determined to be insignificant.

In addition, GM has entered into agreements with GMAC and FIM Holdings LLC, related to the disposal of its 51% interest in GMAC, that incorporate indemnification provisions. The maximum potential future undiscounted payments to which GM may be exposed in terms of these indemnification provisions amount to $2.5 billion. No amounts have been recorded for such indemnities as the fair value of these indemnifications is immaterial.

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

Environmental

GM’s operations, like operations of other companies engaged in similar businesses, are subject to a wide range of environmental protection laws, including laws regulating air emissions, water discharges, waste management, and environmental cleanup. GM is in various stages of investigation or remediation for sites where contamination has been alleged. We are involved in a number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 9.	Commitments and Contingent Matters — (continued)

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

Asbestos Claims

Like most automobile manufacturers, GM has been subject in recent years to asbestos-related claims. GM has seen these claims primarily arise from three circumstances. A majority of these claims seek damages for illnesses alleged to have resulted from asbestos used in brake components. A limited numbers of claims have arisen from asbestos contained in the insulation and brakes used in the manufacturing of locomotives, and claims brought by contractors who allege exposure to asbestos-containing products while working on premises owned by GM.

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

GM records an estimated liability associated with reported asbestos claims when it believes that the expected loss is both probable and can be reasonably estimated. Prior to 2006, with respect to incurred but not yet reported claims, GM concluded that a range of probable losses was not reasonably estimable. Over the last several years, GM has continued to accumulate data associated with asbestos claims. Based on review of this data during the fourth quarter of 2006, management determined that it had enough information to determine a reasonable estimate of its projected incurred, but not yet reported, claims that could be asserted over the next two years. Based on its analysis, GM recorded a $127 million charge for unasserted asbestos claims during the three months ended December 31, 2006. GM believes its liability for asbestos claims is adequate.

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

While the final outcome of asbestos-related matters cannot be predicted with certainty, after discussion with counsel and considering, among other things liabilities that have been recorded, it is the opinion of management that none of these items, when finally resolved, is expected to have a material adverse effect on GM’s financial position or liquidity. However, should many of these items occur in the same period, they could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Contingent Matters

During the second quarter of 2007, GM do Brasil recorded a $43 million charge for potential taxes and related matters concerning improperly registered material included in consignment contracts. This amount represents the low end of the range of potential additional taxes and fines that may be assessed. The range of possible fines based

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 9.	Commitments and Contingent Matters — (continued)

on information available is from $43 million to $450 million. GM do Brasil is providing documentation to the tax authorities that may reduce the fines that will eventually be paid.

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, governmental investigations, claims, and proceedings are pending against GM, including a number of shareholder class actions, bondholder class actions, shareholder derivative suits and ERISA class actions and other matters arising out of alleged product defects, including asbestos-related claims; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier, and other contractual relationships; and environmental matters.

GM has established reserves for matters in which it believes that losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, incurred but not reported asbestos-related claims, environmental remediation programs, or sanctions, that if granted, could require the Corporation to pay damages or make other expenditures in amounts that could not be reasonably estimated at June 30, 2007. While the final outcome of these matters cannot be predicted with certainty, after discussion with counsel, it is the opinion of management that such claims are not expected to have a material adverse effect on GM’s consolidated financial condition or results of operations. However, should many of these items occur in the same period, they could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Delphi

In connection with GM’s spin-off of Delphi Corporation (Delphi) in 1999, GM entered into separate agreements with the UAW, the IUE-CWA and the United Steel Workers (Benefit Guarantee Agreements) providing contingent benefit guarantees to make payments for limited pension and postretirement health care and life insurance (OPEB) expenses to certain former GM U.S. hourly employees who transferred to Delphi and meet the eligibility requirements for such payments (Covered Employees). Each Benefit Guarantee Agreement contains separate benefit guarantees relating to pension and OPEB obligations, with different triggering events under which GM could be liable if Delphi fails to provide the corresponding benefit at the required level. Therefore, GM could incur liability under one of the guarantees (e.g., OPEB) without triggering the other guarantees (e.g., pension). In addition, with respect to pension benefits, GM’s guarantee of pension benefits arises only to the extent that the pension benefits provided by Delphi and the Pension Benefit Guaranty Corporation fall short of the guaranteed amount. The original benefit guarantees were scheduled to expire on October 18, 2007 unless Delphi triggered the benefit guarantees before that date by failing to provide the specified benefits. In a separate agreement between GM and Delphi, Delphi has indemnified GM for any payments under the Benefit Guarantee Agreements to the UAW employees and retirees (Indemnification Agreement). GM’s rights under this Indemnification Agreement were originally scheduled to expire on October 18, 2007, or on the expiration of any obligations of GM to provide benefits under the Benefit Guarantees. As described more fully below, in June 2007 GM agreed to extend the expiration date of the Benefit Guarantee Agreement with the UAW, and Delphi agreed to extend the expiration date of the Indemnification Agreement, under certain circumstances and within certain time periods.

Although GM’s obligations under the Benefit Guarantee Agreements have not been triggered by Delphi’s Chapter 11 filing in October 2005 or its motion in Bankruptcy Court to reject its U.S. labor agreements and modify retiree welfare benefits, GM believes it is probable that it has incurred a liability under the Benefit Guarantee Agreements and has previously recorded charges, net of expected recoveries, totaling $6 billion. The Benefit Guarantee Agreements do not obligate GM to guarantee any benefits for Delphi retirees in excess of the corresponding benefits GM provides at the time to its own hourly retirees. Accordingly, any reduction in the benefits GM provides its hourly retirees reduces GM’s obligation under the corresponding benefit guarantee.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 9.	Commitments and Contingent Matters — (continued)

On June 22, 2007, GM, Delphi, and the UAW entered into a Memorandum of Understanding (UAW MOU) which included terms relating to the consensual triggering of the Benefit Guarantee Agreement with the UAW as well as certain new terms relating to Delphi’s restructuring. The UAW MOU was ratified by the UAW membership on June 28, 2007 and became effective upon receipt of Bankruptcy Court approval on July 19, 2007. The more significant items covered in the UAW MOU include (1) the extension of the GM-UAW benefit guarantee and the related Delphi indemnity, (2) an additional attrition program offered to Delphi UAW employees, (3) the settlement by GM of a UAW claim against Delphi, (4) GM support for future operations at certain Delphi sites, and (5) GM’s agreement to provide additional benefits for certain healthcare costs related to the Benefit Guarantee Agreement with the UAW. These items are described more fully below.

(1) GM agreed to extend the expiration date of the Benefit Guarantee Agreement with the UAW from October 18, 2007 to December 31, 2007. If Delphi has commenced solicitation of acceptance of its plan of reorganization prior to December 31, 2007, but the plan has not been confirmed and substantially consummated by then, the Benefit Guarantee Agreement with the UAW would be further extended to March 31, 2008. Delphi agreed through the UAW MOU to extend its agreement to indemnify GM for payments made under the Benefit Guarantee Agreement with the UAW on the same basis and for the same time period. GM also agreed that if Delphi terminates its pension plan, ceases to provide on-going service, or fails or refuses to provide post-retirement medical benefits for certain UAW employees at any time before both (a) GM and Delphi execute a comprehensive settlement agreement resolving the financial, commercial and other matters between them (GM-Delphi Settlement Agreement) and (b) the U.S. Bankruptcy Court substantially confirms a Delphi plan of reorganization that incorporates, approves and is consistent with the GM-Delphi Settlement Agreement, the applicable provisions of the Benefit Guarantee Agreement will be triggered for those UAW employees.

(2) Delphi and the UAW agreed to the terms of an additional attrition program with terms substantially consistent with that previously offered to GM and Delphi employees as described in Note 7. GM’s financial contributions related to this additional program are currently being negotiated as part of a separate agreement with Delphi which has not yet been finalized (GM-Delphi Settlement Agreement).

(3) GM committed to pay $450 million to settle a UAW claim asserted against Delphi, which the UAW has directed GM to pay directly to the GM UAW VEBA trust. GM expects to make this payment upon execution of the GM-Delphi Settlement Agreement and substantial consummation of Delphi’s reorganization plan, confirmed by the Bankruptcy Court, which incorporates the GM-Delphi Settlement Agreement.

(4) Delphi and the UAW agreed to plans to close certain Delphi sites and divest others. GM has agreed to assist Delphi with such closures and divestitures which, under certain circumstances, may require GM to facilitate the transfer of operations to third parties by specified dates. In addition, Delphi and the UAW agreed to continue operating certain Delphi sites at which GM will provide future product programs. GM’s financial contributions related to these sites are currently being negotiated as part of the GM-Delphi Settlement Agreement.

(5) GM agreed to pay for certain healthcare costs of Delphi retirees and their beneficiaries in order to provide a level of benefits that is consistent with that being provided to GM retirees and their beneficiaries from the Mitigation Plan VEBA. The actuarially determined cost to GM of providing these benefits is estimated to be approximately $360 million.

On August 5, 2007, GM, Delphi, and the IUE-CWA entered into a Memorandum of Understanding (IUE-CWA MOU) which provides terms that are similar to the UAW MOU with regard to establishing terms related to the consensual triggering of the Benefit Guarantee Agreement offering an additional attrition program, and continuing operations at certain Delphi sites for which GM committed to certain product programs. The IUE-CWA MOU is subject to ratification by the IUE-CWA members and approval of the Bankruptcy Court. The more significant items covered in the IUE-CWA MOU include (1) an additional attrition program offered to Delphi IUE-CWA employees,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 9.	Commitments and Contingent Matters — (continued)

and (2) GM provision of future product programs at certain Delphi sites. These items are described more fully below.

(1) Delphi and the IUE-CWA agreed to an additional attrition program with terms substantially consistent with that previously offered to GM and Delphi employees as described in Note 7. GM’s financial contributions related to this additional program are currently being negotiated as part of a separate agreement with Delphi which has not yet been finalized (GM-Delphi Settlement Agreement).

(2) Delphi and the IUE-CWA agreed to continue operating certain Delphi sites at which GM will provide future product programs.

Under the GM-Delphi Settlement Agreement currently being negotiated, GM expects to provide Delphi with funding in the form of reimbursement of a portion of labor costs incurred by Delphi to produce systems, components and parts for GM. GM expects that this funding will result in future annual labor-related payments of between $300 million and $400 million which will be recognized as period costs as a component of Automotive cost of sales. Also, GM expects to provide cash support to certain Delphi facilities that are producing systems, components and parts for GM. GM expects that this funding will result in future annual facility cash support payments of approximately $100 million, which will be recognized in the future as incurred. In exchange for GM’s commitment to provide labor cost and facility support, GM expects to receive price reductions on certain products it has and will continue to purchase from Delphi. Any such funding as described and price reductions will take effect upon emergence of Delphi from Bankruptcy and extend for a period that is still subject to negotiation.

During the second quarter of 2007, as a result of finalizing the UAW MOU and current negotiations with Delphi on the GM-Delphi Settlement Agreement, GM recorded charges totaling $575 million to increase its estimated liability under the Benefit Guarantee Agreement with the UAW and to establish liabilities for certain commitments in connection with the Delphi reorganization plan.

On July 7, 2007, Delphi announced the termination of the December 18, 2006 Plan Framework Support Agreement with GM and a consortium of potential investors and the related investment agreement. On July 18, Delphi announced that it would seek bankruptcy court approval of an equity purchase and commitment agreement (EPCA) with a modified investor group led by Appaloosa Management L.P., which would be supported by GM as well as both of Delphi’s Statutory Committees. On August 2, 2007, the Bankruptcy Court as contemplated, issued an order approving the EPCA. Under the terms of the EPCA and the GM-Delphi Settlement Agreement, GM would release claims against Delphi in exchange for $2.7 billion in cash and an unconditional release of any alleged claims against GM by the bankruptcy estate. This recovery has been included as a reduction in the net loss accruals of $6.6 billion as of June 30, 2007. In addition, GM will assume up to $2 billion but not less than $1.5 billion of net pension obligations of Delphi, and GM will receive a note payable for the amount of the obligations assumed, which will be payable in cash by Delphi on market terms within 10 days after the plan of reorganization becomes effective. As with other customers, certain GM claims related to ordinary business would flow through the Chapter 11 proceedings and be satisfied by Delphi after the reorganization in the ordinary course of business.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 9.	Commitments and Contingent Matters — (concluded)

at GM assembly facilities. The court order approving the UAW MOU also settled Delphi’s motion to reject the U.S. labor agreements with the UAW.

Since negotiations are not complete, the actual effect of the resolution of issues related to Delphi cannot be determined until the Bankruptcy Court’s approval of a comprehensive resolution and plan of reorganization, and there can be no assurance that the parties will reach a comprehensive resolution and plan or Bankruptcy court will approve such a resolution and plan, or that any resolution and plan will include the terms described above.

Benefit Guarantees Related to Divested Unit

GM has entered into various guarantees regarding benefits for former GM employees at two previously divested plants that manufacture component parts whose results continue to be included in GM’s financial statements in accordance with FIN 46(R), “Consolidation of Variable Interest Entities” (FIN 46(R). For these divested plants, GM entered into agreements with both of the purchasers to indemnify, defend, and hold each purchaser harmless for any liabilities arising out of the divested plants and with the UAW guaranteeing certain postretirement health care benefits and payment of postemployment benefits.

In October 2006, it was announced that production would cease at these two plants which would permanently idle 2,000 workers. Accordingly, during the fourth quarter of 2006, GM results included a charge of $206 million comprised of the following related to the closure of these plants: (1) a $214 million charge to recognize wage and benefit costs associated with employees accepting retirement packages, buyouts, or supplemental unemployment benefit costs in connection with the plant closure, (2) a curtailment loss of $3 million related to pension benefits, and (3) a curtailment gain of $11 million with respect to other postretirement benefits. During the three and six months ended June 30, 2007, GM recognized a favorable adjustment of $6.4 million and $9 million, respectively, related to the postemployment benefit reserve in connection with the plant closures. Additionally, during the six months ended June 30, 2007, GM recognized a $38.2 million curtailment gain with respect to OPEB, which was recorded in the first quarter of 2007.

Note 10.	Income Taxes

Under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” GM is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. GM is also required to record the tax impact of certain discrete items (unusual or infrequently occurring), including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

For the three and six months ended June 30, 2007, GM recorded net favorable adjustments to income tax expense of approximately $500 million, which resulted in the recognition of an income tax benefit for these periods. These favorable adjustments include: foreign income taxed at rates lower than 35% (U.S. federal statutory tax rate); various permanent book-tax differences; and discrete items such as the reversal of valuation allowances and the reversal of previously required tax liabilities in accordance with FIN 48 for uncertain tax positions now deemed more-likely-than-not to be realized.

Upon adoption of FIN 48 as of January 1, 2007, GM had approximately $2.7 billion of total gross unrecognized tax benefits, of which $2.1 billion represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At June 30, 2007 the amount of gross unrecognized tax benefits and the amount that would favorably affect the effective income tax rate in future periods were

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 10.	Income Taxes — (continued)

$2.6 billion and $1.7 billion, respectively. These amounts consider the guidance in FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”. At June 30, 2007, $1.4 billion of the liability for uncertain tax positions is netted against deferred tax assets relating to the same tax jurisdictions; the remainder of the liability for uncertain tax positions is classified as a non-current liability.

GM files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. In the U.S., GM’s federal income tax returns for 2001 through 2003 are currently under review by the Internal Revenue Service and, except for one transfer pricing matter, it is reasonably possible that this examination will conclude in 2007. A pre-filing meeting was held with the Internal Revenue Service on the transfer pricing matter in preparation for bi-lateral negotiations. GM’s Mexican subsidiary has recently received an income tax assessment related to the 2001 tax year covering warranty, tooling costs, and withholding taxes. In addition, GM is currently under review in Australia, China, France, Indonesia, India, Italy, Thailand, and Turkey, and has received notices that tax audits will commence in Germany, Portugal, Spain, and Taiwan. At June 30, 2007 it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits over the next twelve months.

GM has open tax years from primarily 1999 to 2006 with various significant taxing jurisdictions including the U.S., Australia, Canada, Mexico, Germany, the United Kingdom, Korea and Brazil. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. GM has recorded a tax benefit only for those positions that meet the more-likely-than-not standard.

GM’s continuing practice is to recognize interest on uncertain tax positions in Automotive and other interest expense and penalties in Selling, general, and administrative expense. For the three and six months ended June 30, 2007, GM reduced accrued interest expense by $193.9 million and $179.8 million and accrued penalties of $3.3 million and $10.8 million, respectively. Interest and penalties of $81.9 million and $6.4 million were reversed for the three months ended June 30, 2007 as a result of the expiration of statutes in a number of countries as well as other amounts becoming effectively settled. In addition, interest income totaling $122 million was recorded in connection with the above mentioned transfer pricing matter. Accrued interest and penalties as of January 1, 2007 were $210.3 million and $75.6 million, respectively, and as of June 30, 2007 accrued interest and penalties were $42.9 million and $69.1 million, respectively.

In July 2007, new tax laws were passed or enacted in the United Kingdom, Germany, as well as in the State of Michigan, which will impact GM’s operations in these jurisdictions.

In July 2007, the United Kingdom enacted legislation to lower its statutory corporate tax rate from 30% to 28%, effective April 1, 2008.

In July 2007, the German Parliament passed legislation to lower its statutory corporate tax rate. It is anticipated that the President will sign the legislation, and it will become law sometime during the third quarter of 2007. The legislation provides for a reduction of approximately 9%, effective as of January 1, 2008, in the combined German statutory tax rate, which consists of the corporate tax rate, the local trade tax rate, and the solidarity levee tax rate.

Note 10.	Income Taxes — (concluded)

The anticipated adjustments for Germany and the United Kingdom, which management is currently analyzing, will reduce the net deferred tax asset and increase income tax expense by a range of approximately $500 million to $700 million during the third quarter of 2007.

In July 2007, the State of Michigan enacted a substantial change to its corporate tax structure. The tax law change includes the elimination of the Single Business Tax (SBT) and the creation of an income tax and a modified

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

gross receipts tax. The new taxes will be effective January 1, 2008. Due to the complex change in the tax law in Michigan, we are still evaluating the impact the change will have on GM’s result of operations and financial condition.

Note 11.	Earnings Per Share

Basic earnings per share has been computed by dividing income (loss) from continuing operations by the weighted average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common shares potentially issuable under contingently convertible debt are included in computing diluted EPS using the average share price for the period similar to the treasury stock method.

The reconciliation of the amounts used in the basic and diluted earnings per share computations is as follows (in millions, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Income (loss) from continuing operations	$784	$(3,494)	$742	$(3,001)
Income from discontinued operations, net of tax	107	111	211	220

Net income (loss)	$891	$(3,383)	$953	$(2,781)

Average number of share outstanding	566	566	566	566
Incremental effect of shares from exercise of stock options and vesting of restricted stock units	3	—	3	—

Average number of dilutive shares outstanding	569	566	569	566

Basic income (loss) per share from continuing operations	$1.38	$(6.18)	$1.31	$(5.31)
Incremental effect of exercise of stock options and vesting of restricted stock units	(.01)	—	(.01)	—

Diluted income (loss) per share from continuing operations	$1.37	$(6.18)	$1.30	$(5.31)

Certain stock options with exercise prices that exceed the fair market value of GM’s common stock had an antidilutive effect and therefore were excluded from the computation of diluted earnings per share. The number of such shares not included in the computation of diluted earnings per share were 93 million and 107 million at June 30, 2007 and 2006, respectively.

GM has contingently convertible debentures of $2.6 billion principal amount of 5.25% Series B due in 2032, $4.3 billion principal amount of 6.25% Series C due in 2033 and $1.5 billion principal amount of 1.50% Series D due in 2009 outstanding that, if converted in the future, would have a potentially dilutive effect on GM’s common stock. GM has unilaterally and irrevocably waived and relinquished its right to use stock, and has committed to use cash, to settle the principal amount of the debentures if holders choose to convert the debentures or GM is required by holders to repurchase the debentures. GM retains the right to use either cash or stock to settle any amount that may become due to debt holders in excess of the principal amount for all outstanding convertible debentures. As of June 30, 2007 and 2006, shares potentially issuable under these debentures, including those shares issuable pursuant to the convertible note hedge related to the Series D convertible debentures, were excluded from the computation of diluted earnings per share as the effect is antidilutive under the treasury stock method.

On March 6, 2007, Series A convertible debentures in the amount of $1.1 billion were put to GM and settled entirely in cash.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 12.	Depreciation and Amortization

Depreciation and amortization, including asset impairment charges, included in Automotive cost of sales, Selling, general, and administrative expense, and Financial services and insurance expense were as follows:

	Three Months		Six Months Ended
	Ended June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Depreciation	$1,231	$1,058	$2,488	$2,160
Amortization of special tools	858	1,108	1,583	1,843
Amortization of intangible assets	18	18	35	35

Total	2,107	2,184	4,106	4,038

Financing and Insurance Operations
Depreciation	334	631	713	2,136
Amortization of intangible assets	—	6	—	12

Total	334	637	713	2,148

Total consolidated depreciation and amortization	$2,441	$2,821	$4,819	$6,186

Note 13.	Pensions and Other Postretirement Benefits

GM recognized the funded status of its benefit plans at December 31, 2006 in accordance with the recognition provisions of SFAS No. 158. Additionally, GM elected to early adopt the measurement date provisions of SFAS No. 158 at January 1, 2007. Those provisions require the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. Using the “two-measurement” approach for those defined benefit plans where the measurement date was not historically consistent with GM’s year-end, GM recorded a decrease to Retained earnings of $.7 billion, or $.4 billion after-tax, representing the net periodic benefit cost for the period between the measurement date utilized in 2006 and the beginning of 2007, which previously would have been recorded during the three months ended March 31, 2007 on a delayed basis. GM also performed a measurement at January 1, 2007 for those benefit plans whose previous measurement dates were not historically consistent with GM’s year-end. As a result of the January 1, 2007 measurement, GM recorded an increase to Accumulated other comprehensive income of $2.3 billion, or $1.5 billion after-tax, representing other changes in the fair value of the plan assets and the benefit obligations for the period between the measurement date utilized in 2006 and January 1, 2007. These amounts are offset principally by an immaterial adjustment of $400 million, or $250 million after-tax, to correct certain demographic information used in determining the amount of the cumulative effect of a change in accounting principle reported at December 31, 2006 to adopt the recognition provisions of SFAS No. 158.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 13.	Pensions and Other Postretirement Benefits — (continued)

The components of pension and OPEB expense are as follows:

	U.S. Plans		Non-U.S. Plans		U.S. Other		Non-U.S.
	Pension Benefits		Pension Benefits		Benefits		Other Benefits
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	(Dollars in millions)

Components of (income) expense
Service cost	$160	$172	$110	$128	$93	$168	$11	$13
Interest cost	1,216	1,237	266	217	901	1,043	48	48
Expected return on plan assets	(1,986)	(2,044)	(229)	(177)	(350)	(375)	—	—
Amortization of prior service cost	130	184	7	26	(461)	(105)	(21)	(21)
Recognized net actuarial loss	211	280	86	96	339	617	30	34
Curtailments, settlements, and other	—	4,367	20	18	1	—	—	—

Net (income) expense	$(269)	$4,196	$260	$308	$523	$1,348	$68	$74

	U.S. Plans		Non-U.S. Plans		U.S. Other		Non-U.S.
	Pension Benefits		Pension Benefits		Benefits		Other Benefits
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	(Dollars in millions)

Components of (income) expense
Service cost	$320	$425	$229	$241	$186	$344	$21	$26
Interest cost	2,431	2,456	521	428	1,803	2,120	94	95
Expected return on plan assets	(3,972)	(4,058)	(447)	(351)	(700)	(750)	—	—
Amortization of prior service cost	259	457	14	50	(922)	(133)	(41)	(41)
Recognized net actuarial loss	422	686	168	190	678	1,236	57	66
Curtailments, settlements, and other	2	4,390	41	31	1	—	—	—

Net (income) expense	$(538)	$4,356	$526	$589	$1,046	$2,817	$131	$146

Effective March 31, 2006, the U.S. District Court for the Eastern District of Michigan approved the tentative settlement agreement with the UAW (UAW Settlement Agreement) related to reductions in hourly retiree health care. The UAW Settlement Agreement will remain in effect until at least September 2011, after which either GM or the UAW may cancel the agreement upon 90 days written notice. Similarly, GM’s contractual obligations to provide health care benefits to UAW hourly retirees extends to at least September 2011 and will continue thereafter until terminated by either GM or the UAW. As a result, the provisions of the UAW Settlement Agreement will continue in effect for the UAW retirees beyond the expiration in September 2007 of the current collective bargaining agreement between GM and the UAW. Given the significance of the effect of the UAW Settlement Agreement, the plans were remeasured in March 2006. The remeasurement of the U.S. hourly OPEB plans as of March 31, 2006 due to the UAW Settlement Agreement generated a $1.3 billion reduction in OPEB expense for the remaining periods in 2006 and reduced the U.S. APBO by $14.5 billion. The effects of the settlement were recorded beginning in the third quarter of 2006.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 13.	Pensions and Other Postretirement Benefits — (concluded)

The UAW Settlement Agreement also provides that GM make contributions to a new independent Voluntary Employees’ Beneficiary Association (VEBA) (Mitigation Plan). The assets of the Mitigation Plan will be used to mitigate the effect of reduced GM health care coverage on individual UAW retirees and, depending on the level of mitigation, are expected to be available for a number of years. The new independent Mitigation Plan is being partially funded by GM contributions of $1 billion in each of 2006, 2007 and 2011. The 2011 contribution may be accelerated under specified circumstances. GM will also make future contributions subject to provisions of the UAW Settlement Agreement that relate to profit sharing payments, increases in the value of a notional number of shares of GM’s common stock (collectively, the Supplemental Contributions), as well as wage deferral payments and dividend payments. GM made $1 billion contributions to the independent VEBA in both the second quarter of 2007 and 2006.

As detailed in Note 7, GM, Delphi, and the UAW reached an agreement on March 22, 2006 which intended to reduce the number of U.S. hourly employees through the Attrition Program. As a result of the Attrition Program, GM has recognized curtailment losses under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” due to the significant reduction in the expected aggregate years of future service of the employees in the U.S. hourly pension, OPEB and extended disability plans, respectively. The curtailment losses include recognition of the change in the projected benefit obligation (PBO) or APBO and a portion of the previously unrecognized prior service cost reflecting the reduction in expected future service. GM recognized a curtailment loss related to the U.S. hourly pension plan of approximately $4.4 billion at April 30, 2006. The impact of the curtailment loss related to the U.S. hourly OPEB plans measured at May 31, 2006 as a result of the Attrition Program was recorded in the third quarter of 2006.

The remeasurement of GM’s U.S. hourly pension plan as of April 30, 2006 as a result of the Attrition Program generated a $.2 billion reduction in pension expense for the three and six months ended June 30, 2006. This remeasurement reduced the U.S. pension PBO by $1.2 billion. The remeasurement of the U.S. hourly OPEB plans as of May 31, 2006 as a result of the Attrition Program generated a change in OPEB expense beginning in the third quarter of 2006. Accordingly, OPEB expense for the three months ended June 30, 2006 does not reflect any amounts associated with the hourly OPEB plan remeasurement.

Note 14.	Impairments, Restructuring and Other Initiatives

Impairments

During the three and six months ended June 30, 2007, GM recorded impairment charges primarily related to product specific assets totaling $100 million and $109 million, respectively. Of this, $95 million was at GMNA and $5 million was at GMAP for the three months ended June 30, 2007. The remaining $9 million recorded during the six months ended June 30, 2007 related to product specific impairments at GMAP recorded in the first quarter of 2007. These impairments were based on GM’s periodic review of its long lived assets classified as held and used.

During the three and six months ended June 30, 2006, GM recorded impairment charges totaling $363 million related to product specific assets. Of this, $303 million was at GMNA and $60 million was at GME. In addition, GM recorded an asset impairment charge of $84 million for the three and six months ended June 30, 2006, in connection with the announced closure of GM’s Portugal assembly plant, which closed in December 2006.

Restructuring and Other Initiatives

GME results for the three and six months ended June 30, 2007 include charges for separation programs of $30 million and $87 million, respectively. Charges of $27 million and $70 million were recorded in the three and six months ended June 30, 2007, respectively, primarily related to early retirement programs, along with additional

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 14.	Impairments, Restructuring and Other Initiatives — (concluded)

minor separations under other current programs in Germany. Approximately 5,000 employees will leave under early retirement programs in Germany through 2013. The cost for the early retirements will be recognized over the remaining service period of the employees. Additionally, a charge of $3 million was recorded in the quarter ended June 30, 2007 primarily relating to the separation of 400 temporary employees in Belgium. The remaining separation charges for the six months ended June 30, 2007 related to separations in Sweden, the closure of GM’s Portugal assembly plant, and the shift reduction at the Ellesmere Port plant in the United Kingdom. These separation programs are substantially complete at June 30, 2007.

GME results for the three and six months ended June 30, 2006 included charges for separations and contract cancellations of $129 million and $176 million, respectively. The most significant charges in the three and six months ended June 30, 2006 totaling $61 million and $108 million, respectively, relate to the restructuring plan for the operations in Germany announced in the fourth quarter of 2004. The remaining charges totaling $68 million for the three and six months ended June 30, 2006 relate to the closure of GM’s assembly plant in Portugal and the reduction of one shift at the Ellesmere Port plant in the United Kingdom.

GMAP results for the three and six months ended June 30, 2007 include a charge for separation programs of $8 million and $48 million, respectively, at its Australian facilities. This charge relates to the voluntary separation of approximately 650 employees.

GMNA results for the three and six months ended June 30, 2006 included a charge of $100 million related to wage and benefit costs incurred under a salaried severance program, which allowed involuntarily terminated employees to receive continued salary and benefits for a period of time after termination.

GMLAAM results for the three and six months ended June 30, 2006 include restructuring charges of $16 million and $43 million, respectively. These restructuring charges relate to the costs of voluntary employee separations at GM’s facilities in Brazil.

Note 15.	Restatement of Previously Issued Condensed Consolidated Financial Statements

As previously disclosed in our 2006 Annual Report on Form 10-K, GM has restated its prior years consolidated financial statements. As such, the accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q as of and for the three months and six months ended June 30, 2006 have been restated to correct the accounting for certain derivative transactions under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended (SFAS No 133), and various other accounting adjustments.

Additionally, the Condensed Consolidated Financial Statements have been further adjusted as GM has entered into a definitive agreement to sell the commercial and military business of our Allison Transmission division. The operations of Allison have been accounted for as discontinued operations for the three and six months ended June 30, 2006. For additional information concerning the sale of Allison, refer to Note 3.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 15.	Restatement of Previously Issued Condensed Consolidated Financial Statements — (continued)

The following table sets forth a reconciliation of the previously reported and restated net loss for the three and six months ended June 30, 2006, respectively:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
	(Dollars in millions)

Net loss, as previously reported	$(3,379)	$(2,934)
Less income from discontinued operations	120	231

Loss from continuing operations	(3,499)	(3,165)
Pre-tax adjustments:
Derivative and hedge accounting adjustments
Commodity Contracts
“Normal purchases and normal sales” scope exception for certain commodity contracts	17	97
Hedge accounting related to commodity cash flow hedges	50	320
Foreign Exchange Contracts
Hedge accounting related to foreign currency cash flow and net investment hedges	(13)	102
Interest Rate Contracts
Hedge accounting related to certain debt instruments	(192)	(383)

Total derivative and hedge accounting adjustments	(138)	136
Other out-of-period adjustments	146	68

Total pre-tax adjustments	8	204
Income tax expense	3	40

Total of above adjustments, net of tax	5	164

Loss from continuing operations, as restated	(3,494)	(3,001)

Income from discontinued operations	120	231
Effect of restatement on discontinued operations, net of tax	(9)	(11)

Net income from discontinued operations, as restated	111	220

Net loss, as restated	$(3,383)	$(2,781)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 15.	Restatement of Previously Issued Condensed Consolidated Financial Statements — (continued)

The following table sets forth a reconciliation of previously reported and restated loss per share for the three months and six months ended June 30, 2006:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Net loss per share, as previously reported	$(5.97)	$(5.18)
Less income per share from discontinued operations	.21	.41

Loss per share from continuing operations	(6.18)	(5.59)
Adjustments related to continuing operations	—	0.28

Loss per share from continuing operations, as restated	(6.18)	(5.31)

Income per share from discontinued operations	0.21	0.41
Adjustments related to discontinued operations	(0.01)	(0.02)

Income per share from discontinued operations, as restated	0.20	0.39

Net loss per share, as restated	$(5.98)	$(4.92)

These restatement adjustments and revisions are further described below:

Derivatives and Hedge Accounting Adjustments

Commodity Contracts

In reviewing the accounting for certain commodity purchase contracts, GM determined that it had incorrectly concluded that the “normal purchases and normal sales” scope exception in paragraph 10(b) of SFAS No. 133 applied. Therefore, these commodity purchase contracts should have been accounted for as derivatives. The financial statements have been restated to record the fair value of these purchase contracts in the 2006 Condensed Consolidated Balance Sheet and record the changes in the fair value of the commodity contracts as charges or credits in the Condensed Consolidated Statements of Operations. As a result of the restatement, additional derivative assets of $268.8 million were recorded at June 30, 2006. Additionally, pre-tax earnings were increased, through a reduction of Automotive cost of sales, by $17 million ($11 million after tax) and $97.1 million ($63.1 million after tax) for the three and six months ended June 30, 2006, respectively.

Additionally, GM entered into various commodity derivatives contracts, including swaps and options, to hedge its forecasted purchases of precious and non-ferrous metals and energy. These commodity derivatives were designated as cash flow hedges. Under SFAS No. 133, hedge accounting is appropriate only for those hedging relationships that a company expects will be highly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged. To determine whether transactions satisfy these requirements, companies must periodically assess and document the effectiveness of their hedging relationships both retrospectively and prospectively and measure and recognize any ineffectiveness. For certain commodity cash flow hedges, GM inappropriately applied the “matched terms” method of assessing hedge effectiveness as outlined in paragraph 65 of SFAS No. 133 by not considering in its assessment certain terms of the underlying commodity contracts that created ineffectiveness in the cash flow hedging relationship. In addition, for other commodity cash flow hedges, GM did not properly document the hedging relationship or properly perform the periodic retrospective assessment of effectiveness necessary to qualify for hedge accounting or properly measure hedge ineffectiveness, and did not properly reclassify amounts from Accumulated other comprehensive income (AOCI) when the underlying hedged forecasted transaction affected earnings. Accordingly, the commodity derivatives should have been marked-to-market with gains and losses recorded in Automotive cost of sales. Changes in the fair value of the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 15.	Restatement of Previously Issued Condensed Consolidated Financial Statements — (continued)

commodity derivatives that had been recorded in OCI as part of these cash flow hedging relationships were reversed and recorded in Automotive cost of sales. Pre-tax earnings were increased through a reduction of Automotive cost of sales, by $49.5 million ($32.2 million after tax) and $319.6 million ($207.7 million after tax) for the three and six months ended June 30, 2006, respectively.

Foreign Exchange Contracts

GM enters into foreign currency forward contracts and cross-currency swaps to hedge foreign-currency-denominated debt and forecasted transactions. GM also designates foreign-currency-denominated debt as hedges of net investments in foreign operations.

GM concluded that it did not properly apply the “matched terms” method of assessing hedge effectiveness as outlined in paragraph 65 of SFAS No. 133, inadequately measured hedging effectiveness and lacked contemporaneous hedge documentation and, therefore, incorrectly applied hedge accounting to certain cash flow hedges and net investment hedges. The changes in fair value of certain derivatives used in cash flow hedging relationships and amounts related to a net investment hedge previously recorded in AOCI were released from OCI and recorded in Automotive cost of sales. Pre-tax earnings were increased by $34.3 million ($22.3 million after tax) and $117.9 million ($76.6 million after tax) for the three and six months ended June 30, 2006, respectively.

In addition, GM determined it incorrectly applied cash flow hedge accounting treatment to one of two concurrent offsetting derivatives by accounting for the two derivatives separately instead of treating them as one combined arrangement in accordance with SFAS No. 133, “Implementation Issue F6, Concurrent Offsetting Matching Swaps and Use of One as Hedging Instrument”, and SFAS No. 133, “Implementation Issue K1, Determining Whether Separate Transactions Should Be Viewed as a Unit”. The changes in fair value of the derivatives used in this hedging strategy previously accounted for as cash flow hedges were released from AOCI and recorded in Automotive cost of sales. Pre-tax earnings were decreased by $46.8 million ($30.4 million after tax) and $15.7 million ($10.2 million after tax) for the three and six months ended June 30, 2006, respectively.

Interest Rate Contracts

GMAC determined that its hedge accounting documentation and hedge effectiveness assessment methodologies did not meet the requirements of paragraph 20(b) of SFAS No. 133 for certain hedges of callable fixed rate debt instruments. Under SFAS No. 133, hedge accounting is appropriate only for those hedging relationships that a company has a sufficiently documented expectation that such relationship will be highly effective in achieving offsetting changes in fair values attributable to the risk being hedged at the inception of the hedging relationship. To determine whether transactions satisfy these requirements, a company must periodically assess the effectiveness of its hedging relationships both prospectively and retrospectively. After review, GMAC determined that the interest rate derivatives did not qualify for hedge accounting. Accordingly, hedge accounting should not have been applied to any of the hedging relationships in this strategy and therefore, market value adjustments on the debt instruments included in the hedging relationships related to changes in fair value due to movements in the designated benchmark interest rate should not have been recorded. Changes in the fair value of the debt instruments recorded in earnings under these fair value hedge relationships were reversed. Pre-tax earnings were decreased, through an increase to Interest expense, by $192.3 million ($125 million after tax) and $383 million ($249 million after tax) for the three and six months ended June 30, 2006, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 15.	Restatement of Previously Issued Condensed Consolidated Financial Statements — (continued)

Other Out-of-Period Adjustments

Also, GM identified adjustments that should have been recorded in the three and six months ended June 30, 2006. Upon identification, GM determined these adjustments to be immaterial, individually and in the aggregate, to our previously filed Condensed Consolidated Financial Statements, and recorded these out-of-period adjustments in the periods in which they were identified. Due to the adjustments that required a restatement of our previously filed Condensed Consolidated Financial Statements, GM is correcting these out-of-period adjustments by recording them in the proper periods.

The out-of-period adjustments in the table above include the following:

Unemployment benefit payments. Subsequent to December 31, 2005 but prior to the issuance of our 2005 consolidated financial statements, we were notified by the German Labor Office that we were released from certain contingent unemployment benefit payment obligations. We initially recorded the release from these obligations in the three months ended March 31, 2006. We subsequently determined that the adjustment should have been recorded in the three months ended December 31, 2005. Accordingly, as part of our restatement, pre-tax earnings were decreased, through an increase of Automotive cost of sales, by $50.2 million ($31.1 million after tax) for the six months ended June 30, 2006, respectively.

Automotive revenue recognition. We recorded an adjustment to correct deferred revenue related to data disks provided to customers to update their vehicle’s navigational system. We did not compute deferred revenue using fair value as determined by vendor specific objective evidence as required by EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. Additionally, we did not defer revenue on the correct number of 2006 model year vehicles containing navigation systems. As part of our restatement, pre-tax earnings were decreased, through a reduction of Automotive sales, by $21.9 million ($14.2 million after-tax) and $43.3 million ($28.1 million after tax) for the three and six months ended June 30, 2006, respectively.

Development costs. We recorded an adjustment to correctly expense supplier development costs. As part of our restatement, pre-tax and after-tax earnings were increased, through a reduction of Automotive cost of sales, by $56.7 million for the six months ended June 30, 2006.

Advertising expenses. Under our cooperative advertising program with our dealers, we are obligated to match a portion of the funds contributed by our dealers for advertising. We recorded an adjustment to correctly reflect the timing of our obligation under this arrangement. Previously, our matching portion of the advertising costs was expensed as incurred. As part of our restatement, pre-tax earnings were decreased, through an increase to Selling, general, and administrative expenses, by $4.5 million ($2.9 million after-tax) and $39.8 million ($25.9 million after-tax) for the three and six months ended June 30, 2006, respectively.

Gain on sale of equity method investment. We erroneously calculated the gain on the sale of a portion of an equity method investment. As part of our restatement, pre-tax earnings were increased by $36 million ($23.4 million after-tax) for the six months ended June 30, 2006.

Employee related costs. We erroneously recorded employee-related costs related to the Attrition Program and restructuring activities at GME. As part of our restatement, pre-tax earnings were decreased, through an increase to Automotive cost of sales, by $52.1 million ($32.3 million after-tax) for the six months ended June 30, 2006.

Manufacturing utilities costs. We recorded an adjustment to correctly expense manufacturing utilities costs. As part of our restatement, pre-tax earnings were increased by $15.2 million ($9.9 million after-tax) and $22.9 million ($14.9 million after-tax) for the three and six months ended June 30, 2006, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 15.	Restatement of Previously Issued Condensed Consolidated Financial Statements — (continued)

Extended disability curtailment costs. We recorded an adjustment to correctly state the extended disability curtailment costs based on updated actuarial assumptions. As part of our restatement, pre-tax earnings were increased by $52 million ($33.8 million after-tax) for the three and six months ended June 30, 2006.

Special attrition program charge. We recorded an adjustment to correctly state the special attrition program expense as a result of the review of employees’ eligibility. As part of our restatement, pre-tax earnings were increased by $28 million ($18.2 million after-tax) for the three and six months ended June 30, 2006.

Extended warranty deferred revenue. We recorded an adjustment to correctly state deferred revenue as a result of the review of prior years’ sales. As part of our restatement, pre-tax earnings were decreased by $14.5 million ($9.4 million after-tax) and $17.5 million ($11.4 million after-tax) for the three and six months ended June 30, 2006, respectively. This adjustment affected the earnings of the Allison Transmission business.

Credit card. We recorded an adjustment to appropriately defer credit card revenue in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition” (SAB 104). As a result, we recorded an adjustment in the fourth quarter of 2006 to reverse $127.7 million of revenue which was then allocated to and recorded in the appropriate prior periods. As part of our restatement, pre-tax earnings were increased by $10.7 million ($7 million after-tax) and $20 million ($13 million after-tax) for the three and six months ended June 30, 2006, respectively.

We also recorded other less significant out-of-period pre-tax and income tax adjustments, the net effect of which increased pre-tax earnings by $66 million and $52.3 million and increased after-tax earnings by $43.3 million and $42.3 million for the three and six months ended June 30, 2006, respectively.

In addition to the above adjustments, to comply with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs” (EITF 00-10), in 2006 GM reclassified shipping and handling costs incurred to transport product to its customers. The correction for this reclassification increased Automotive sales and Automotive cost of sales by $1.1 billion and $2.1 billion for the three and six months ended June 30, 2006, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 15.	Restatement of Previously Issued Condensed Consolidated Financial Statements — (continued)

The following is a summary of the effect of the restatement on the originally issued Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheet:

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006
	Previously		Previously
	Reported		Reported
	and		and
	Reclassified(a)	Restated	Reclassified(a)	Restated
	(Dollars in millions, except per share amounts)

Net sales and revenue
Automotive sales	$43,732	$44,812	$85,736	$87,808
Financial services and insurance revenue	9,067	9,087	17,922	17,934

Total net sales and revenue	52,799	53,899	103,658	105,742

Costs and expenses
Automotive cost of sales	46,520	47,406	85,732	87,177
Selling, general, and administrative expense	3,222	3,219	6,561	6,585
Financial services and insurance expense	7,530	7,727	15,605	16,012
Other expenses	1,208	1,208	1,208	1,208

Total costs and expenses	58,480	59,560	109,106	110,982

Operating income (loss)	(5,681)	(5,661)	(5,448)	(5,240)
Automotive and other interest expense	(723)	(694)	(1,407)	(1,332)
Automotive interest income and other non-operating income	1,013	987	1,860	1,783

Income before (loss) from continuing operations before income taxes, other equity income and minority interests	(5,391)	(5,368)	(4,995)	(4,789)
Income tax benefit	(1,724)	(1,715)	(1,594)	(1,546)
Equity income and minority interests, net of tax	168	159	235	242

Loss from continuing operations	(3,499)	(3,494)	(3,166)	(3,001)
Income from discontinued operations, net of tax	120	111	232	220

Net loss	$(3,379)	$(3,383)	$(2,934)	$(2,781)

Basic earnings (loss) per share:
Continuing operations	$(6.18)	$(6.18)	$(5.59)	$(5.31)
Discontinued operations	.21	.20	.41	.39

Total	$(5.97)	$(5.98)	$(5.18)	$(4.92)

Weighted average common shares outstanding, basic (millions)	566	566	566	566

Diluted earnings (loss) per share:
Continuing operations	$(6.18)	$(6.18)	$(5.59)	$(5.31)
Discontinued operations	.21	.20	.41	.39

Total	$(5.97)	$(5.98)	$(5.18)	$(4.92)

Weighted average common shares outstanding, diluted (millions)	566	566	566	566

(a)	The previously reported and reclassified columns have been restated to reflect Allision as discontinued operations for the three and six months ended June 30, 2006.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 15.	Restatement of Previously Issued Condensed Consolidated Financial Statements — (concluded)

	June 30, 2006
	Previously
	Reported	Restated
	(Dollars in millions)

ASSETS
Current Assets
Cash and cash equivalents	$19,997	$19,997
Marketable securities	115	115

Total cash and marketable securities	20,112	20,112
Accounts and notes receivable, net	10,302	7,572
Inventories	14,449	14,496
Equipment on operating leases, net	6,892	6,891
Deferred income taxes and other current assets	10,260	10,376

Total current assets	62,015	59,447
Financing and Insurance Operations Assets
Cash and cash equivalents	2,848	2,848
Assets held for sale	274,294	274,267
Equipment on operating leases, net	16,533	16,533
Other assets	8,408	5,857

Total Financing and Insurance Operations Assets	302,083	299,505
Non-Current Assets
Property, net	38,535	38,639
Deferred income taxes	23,083	24,382
Prepaid pension	37,594	37,480
Other assets	7,196	9,538

Total non-current assets	106,408	110,039

Total Assets	$470,506	$468,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable (principally trade)	$27,674	$27,930
Short-term borrowings and current portion of long-term debt	1,254	1,340
Accrued expenses	48,441	48,516

Total current liabilities	77,369	77,786
Financing and Insurance Operations Liabilities
Liabilities related to assets held for sale	267,551	267,925
Debt	12,849	12,849
Other liabilities and deferred income taxes	4,827	2,278

Total Financing and Insurance Operations Liabilities	285,227	283,052
Non-Current Liabilities
Long-term debt	31,275	32,946
Postretirement benefits other than pensions	30,668	30,668
Pensions	11,502	11,498
Other liabilities and deferred income taxes	21,744	20,014

Total non-current liabilities	95,189	95,126

Total liabilities	457,785	455,964
Minority interest	1,081	1,084
Stockholders’ Equity
Preferred stock, no par value, authorized 6,000,000, no shares issued and outstanding	—	—
Common stock, $1 2/3 par value (2,000,000,000 shares authorized, 756,637,541 and 565,607,779 shares issued and outstanding, respectively)	943	943
Capital surplus (principally additional paid-in capital)	15,306	15,306
Retained deficit	(869)	(117)
Accumulated other comprehensive loss	(3,740)	(4,189)

Total stockholders’ equity	11,640	11,943

Total Liabilities, Minority Interests, and Stockholders’ Equity	$470,506	$468,991

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 16.	Segment Reporting

GM operates in two businesses, consisting of Automotive (GM Automotive or GMA) and Financing and Insurance Operations (FIO). GM’s four automotive regions consist of GMNA, GME, GMLAAM and GMAP. For the three and six months ended June 30, 2007, GM’s FIO business primarily consists of its 49% share of GMAC’s operating results, which we accounted for under the equity method, and two special purpose entities holding automotive leases previously owned by GMAC and its affiliates that were retained by GM, as well as the elimination of intercompany transactions with GM Automotive and Corporate and Other. For the three and six months ended June 30, 2006, GM’s FIO business consists of the consolidated operating results of GMAC’s lines of business: Automotive Finance Operations, Mortgage Operations; Insurance, and Other, which includes its Commercial Finance business and GMAC’s equity investment in Capmark (previously GMAC Commercial Finance). Also included in FIO is Other Financing, which consists of the equity earnings of financing entities that are not consolidated by GMAC as well as the elimination of intercompany transactions with GM Automotive and Corporate and Other. Corporate and Other includes the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, including costs related to postretirement benefits for Delphi and other retirees, and certain corporate activities.

In 2007, GM changed its segment presentation to reflect the elimination of transactions occurring between GM Automotive regions, previously included in the GMNA region, in the Auto Eliminations column within total GMA. These transactions consist primarily of intra-segment vehicle and service parts sales in accordance with GM’s transfer pricing policy. Accordingly, 2006 amounts have been revised for comparability. Additionally, the three and six months ended June 30, 2006, have been reclassified for the retroactive effect of discontinued operations. Refer to Note 3.

								Total
			GM		Auto	Total	Corporate	Excluding		Other	Total
	GMNA	GME	LAAM	GMAP	Eliminations	GMA	& Other	FIO	GMAC(a)	Financing	Financing	Total
	(Dollars in millions)

For the Three Months Ended June 30, 2007
Automotive sales
External customers	$28,686	$9,102	$4,259	$3,848	$—	$45,895	$23	$45,918	$—	$—	$—	$45,918
Intersegment	888	456	71	1,598	(3,012)	1	(1)	—	—	—	—	—

Total automotive sales	29,574	9,558	4,330	5,446	(3,012)	45,896	22	45,918	—	—	—	45,918
Financial services and insurance revenue	—	—	—	—	—	—	—	—	—	894	894	894

Total net sales and revenue	$29,574	$9,558	$4,330	$5,446	$(3,012)	$45,896	$22	$45,918	$—	$894	$894	$46,812

Depreciation and amortization	$1,446	$431	$78	$131	$14	$2,100	$7	$2,107	$—	$334	$334	$2,441
Interest income	$298	$166	$40	$41	$—	$545	$(152)	$393	$—	$126	$126	$519
Interest expense	$778	$198	$(59)	$60	$3	$980	$(299)	$681	$—	$207	$207	$888
Income tax expense (benefit)	$(49)	$98	$83	$53	$—	$185	$(549)	$(364)	$15	$29	$44	$(320)
Earnings (losses) of nonconsolidated affiliates	$27	$12	$8	$122	$—	$169	$—	$169	$118	$—	$118	$287
Net income (loss)	$68	$217	$213	$227	$—	$725	$(30)	$695	$139	$57	$196	$891
Investments in nonconsolidated affiliates	$315	$436	$133	$1,080	$—	$1,964	$35	$1,999	$7,555	$—	$7,555	$9,554
Total assets	$128,378	$27,411	$5,447	$14,897	$(9,335)	$166,798	$(240)	$166,558	$13,059	$6,910	$19,969	$186,527
Goodwill	$192	$500	$—	$—	$—	$692	$—	$692	$—	$—	$—	$692

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 16.	Segment Reporting — (continued)

								Total
			GM		Auto	Total	Corporate	Excluding		Other	Total
	GMNA	GME	LAAM	GMAP	Eliminations	GMA	& Other	FIO	GMAC	Financing	Financing	Total
	(Dollars in millions)

For the Three Months Ended June 30, 2006
Automotive sales
External customers	$30,100	$8,234	$3,696	$2,834	$—	$44,864	$(52)	$44,812	$—	$—	$—	$44,812
Intersegment	750	506	133	948	(2,337)	—	—	—	—	—	—	—

Total automotive sales	30,850	8,740	3,829	3,782	(2,337)	44,864	(52)	44,812	—	—	—	44,812
Financial services and insurance revenue	—	—	—	—	—	—	—	—	9,048	39	9,087	9,087

Total net sales and revenue	$30,850	$8,740	$3,829	$3,782	$(2,337)	$44,864	$(52)	$44,812	$9,048	$39	$9,087	$53,899

Depreciation and amortization	$1,477	$545	$56	$94	$7	$2,179	$5	$2,184	$1,412	$(775)	$637	$2,821
Interest income	$291	$125	$26	$26	$(2)	$466	$(317)	$149	$701	$(157)	$544	$693
Interest expense	$822	$159	$71	$52	$—	$1,104	$(410)	$694	$4,022	$(10)	$4,012	$4,706
Income tax expense (benefit)	$(2,151)	$(9)	$28	$104	$—	$(2,028)	$(307)	$(2,335)	$361	$259	$620	$(1,715)
Earnings (losses) of nonconsolidated affiliates	$93	$10	$5	$99	$—	$207	$—	$207	$(4)	$—	$(4)	$203
Net income (loss)	$(3,839)	$(39)	$139	$376	$(1)	$(3,364)	$(119)	$(3,483)	$787	$(687)	$100	$(3,383)
Investments in nonconsolidated affiliates	$243	$365	$144	$1,060	$—	$1,812	$38	$1,850	$—	$—	$—	$1,850
Total assets	$135,839	$24,219	$4,619	$11,679	$(7,317)	$169,039	$447	$169,486	$308,345	$(8,840)	$299,505	$468,991
Goodwill	$302	$466	$—	$—	$—	$768	$—	$768	$—	$—	$—	$768

								Total
			GM		Auto	Total	Corporate	Excluding		Other	Total
	GMNA	GME	LAAM	GMAP	Eliminations	GMA	& Other	FIO	GMAC(a)	Financing	Financing	Total
	(Dollars in millions)

For the Six Months Ended June 30, 2007
Automotive sales
External customers	$56,106	$17,186	$7,719	$7,241	$—	$88,252	$46	$88,298	$—	$—	$—	$88,298
Intersegment	1,431	857	184	2,764	(5,235)	1	(1)	—	—	—	—	—

Total automotive sales	57,537	18,043	7,903	10,005	(5,235)	88,253	45	88,298	—	—	—	88,298
Financial services and insurance revenue	—	—	—	—	—	—	—	—	—	1,830	1,830	1,830

Total net sales and revenue	$57,537	$18,043	$7,903	$10,005	$(5,235)	$88,253	$45	$88,298	$—	$1,830	$1,830	$90,128

Depreciation and amortization	$2,829	$812	$151	$278	$23	$4,093	$13	$4,106	$—	$713	$713	$4,819
Interest income	$551	$321	$66	$75	$—	$1,013	$(371)	$642	$—	$266	$266	$908
Interest expense	$1,522	$389	$(23)	$116	$6	$2,010	$(530)	$1,480	$—	$455	$455	$1,935
Income tax expense (benefit)	$(75)	$97	$136	$80	$(3)	$235	$(666)	$(431)	$(4)	$54	$50	$(381)
Earnings (losses) of nonconsolidated affiliates	$40	$20	$14	$249	$—	$323	$2	$325	$(65)	$—	$(65)	$260
Net income (loss)	$(10)	$222	$414	$343	$(4)	$965	$(122)	$843	$24	$86	$110	$953

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 16.	Segment Reporting — (concluded)

								Total
			GM		Auto	Total	Corporate	Excluding		Other	Total
	GMNA	GME	LAAM	GMAP	Eliminations	GMA	& Other	FIO	GMAC	Financing	Financing	Total
	(Dollars in millions)

For the Six Months Ended June 30, 2006
Automotive sales
External customers	$59,880	$15,799	$6,679	$5,549	$—	$87,907	$(99)	$87,808	$—	$—	$—	$87,808
Intersegment	1,292	996	311	1,619	(4,218)	—	—	—	—	—	—	—

Total automotive sales	61,172	16,795	6,990	7,168	(4,218)	87,907	(99)	87,808	—	—	—	87,808
Financial services and insurance revenue	—	—	—	—	—	—	—	—	17,861	73	17,934	17,934

Total net sales and revenue	$61,172	$16,795	$6,990	$7,168	$(4,218)	$87,907	$(99)	$87,808	$17,861	$73	$17,934	$105,742

Depreciation and amortization	$2,821	$900	$110	$181	$16	$4,028	$10	$4,038	$2,923	$(775)	$2,148	$6,186
Interest income	$593	$232	$46	$51	$1	$923	$(633)	$290	$1,306	$(311)	$995	$1,285
Interest expense	$1,621	$312	$99	$107	$—	$2,139	$(807)	$1,332	$7,836	$(27)	$7,809	$9,141
Income tax expense (benefit)	$(2,225)	$26	$85	$356	$(2)	$(1,760)	$(628)	$(2,388)	$583	$259	$842	$(1,546)
Earnings (losses) of nonconsolidated affiliates	$105	$17	$9	$200	$—	$331	$2	$333	$(4)	$—	$(4)	$329
Net income (loss)	$(4,131)	$20	$179	$868	$(5)	$(3,069)	$(309)	$(3,378)	$1,282	$(685)	$597	$(2,781)

(a)	Refer to Note 5 for summarized financial information of GMAC for the three and six months ended June 30, 2007.

Note 17.	Transactions with GMAC

GM has entered into various operating and financing arrangements with GMAC. The nature and terms of these arrangements were negotiated at arm’s length. The following describes the transactions and related impacts that occurred between GM and GMAC for the three and six month periods ended June 30, 2007 that have not been eliminated in GM’s Condensed Consolidated Financial Statements:

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

Under the residual support program, the customers’ contractual residual value is adjusted above GMAC’s standard residual values. GM reimburses GMAC to the extent that sales proceeds are less than the customers’ contractual residual value, limited to GMAC’s standard residual value. As it relates to U.S. lease originations and U.S. balloon retail contract originations occurring after April 30, 2006 that GMAC retained after the consummation of the GMAC sale, GM agreed to begin payment of the present value of the expected residual support owed to GMAC at the time of contract origination as opposed to after contract termination when the related used vehicle is sold. The residual support amount owed to GMAC is adjusted as the contracts terminate and, in cases where the estimate is adjusted, GM may be obligated to pay GMAC or GMAC may be obliged to reimburse GM. At June 30,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 17.	Transactions with GMAC — (continued)

2007 the maximum additional amount that could be paid by GM under the residual support programs is approximately $662 million. GM’s assessment is that it would be unlikely that the proceeds from the entire portfolio of assets would be lower than both the contractual residual value and GMAC’s standard residual rates.

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

In addition to the interest rate support, capitalized cost reduction, residual support and lease pull-ahead programs, GM also participates in a risk sharing arrangement that was amended on November 30, 2006 and applies to all new lease contracts. GM is responsible for risk sharing on returns of lease vehicles in the U.S. and Canada whose resale proceeds are less than standard GMAC residual values, subject to a limitation. GM will also pay GMAC a quarterly leasing payment in connection with the agreement beginning in the first quarter of 2009 and ending in the fourth quarter of 2014. At June 30, 2007, the maximum amount guaranteed under the risk sharing arrangement is $781 million and would only be paid in the unlikely event that the proceeds from all outstanding lease vehicles would be lower than GMAC’s standard residual rates, subject to the limitation.

In accordance with GM’s revenue recognition accounting policy, the marketing incentives, apart from the lease pull-ahead programs, as well as the risk sharing arrangement, are accrued as reductions to Automotive sales at the time of the sale of the vehicle to the dealers based on the estimated GMAC lease and retail contract penetration. The lease pull-ahead programs are accrued as reductions to Automotive sales when the specific lease pull-ahead program is announced. GM paid $1.2 billion and $2.2 billion under these programs during the three and six months ended June 30, 2007, respectively.

The terms and conditions of interest rate support, capitalized cost reduction, residual support and lease pull-ahead programs, as well as the risk sharing arrangement, are included in the U.S., Canadian, and International Consumer Financing Services Agreements, which expire in November 2016.

Operating Lease Assets Transferred to GM by GMAC

In November 2006, GMAC transferred to GM certain U.S. lease assets, along with related debt and other assets. GMAC retained an investment in a note, which had a balance of $406 million at June 30, 2007, and is secured by the lease assets transferred to GM. GMAC will continue to service the leased assets and related debt on behalf of GM and receive a servicing fee. GMAC is obligated as servicer to repurchase any leased asset that is in breach of any of the covenants in the securitization agreements. In addition, in a number of the transactions securitizing the lease assets, the trusts issued one or more series of floating rate debt obligations and entered into derivative transactions to eliminate the market risk associated with funding the fixed payment lease assets with floating interest rate debt. To facilitate these securitization transactions, GMAC entered into secondary derivative transactions with the primary derivative counterparties, essentially offsetting the primary derivatives. As part of the transfer, GM assumed the rights and obligations of the primary derivative while GMAC retained the secondary, leaving both companies exposed to market value movements of their respective derivatives. GM and GMAC

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 17.	Transactions with GMAC — (continued)

subsequently entered into derivative transactions with each other that are intended to offset the exposure each party has to its component of the primary and secondary derivatives.

Exclusivity Arrangement

Subject to GMAC’s fulfillment of certain conditions, GM has granted GMAC exclusivity for U.S., Canadian, and international GM-sponsored consumer and wholesale marketing incentives for GM products in specified markets around the world, with the exception of Saturn branded products. In return for this exclusivity, GMAC will pay GM an annual exclusivity fee of $105 million ($75 million for the U.S. retail business, $15 million for the Canadian retail business, $10 million for retail business in international operations, and $5 million for the dealer business) and is committed to provide financing to GM customers and dealers consistent with historical practices. The amount of exclusivity fee revenue recognized by GM for the three and six months ended June 30, 2007 was $26.3 million and $52.5 million, respectively.

Marketing Service Agreement

GM and GMAC have entered into a 10 year marketing, promoting, advertising, and customer support arrangement related to GM products, GMAC products and the retail financing for GM products. This agreement expires in November 2016.

Royalty Arrangement

For certain insurance products, GM and GMAC have entered into 10 year intellectual property license agreements giving GMAC the right to use the GM name on certain insurance products. In exchange, GMAC will pay a royalty fee of 3.25% of revenue, net of cancellations, related to these products with a minimum annual guarantee of $15 million. The amount of royalty recognized for the three and six months ended June 30, 2007 was $4.4 million and $8.9 million, respectively.

Shared and Transition Services Agreement

GM and GMAC entered into a Shared and Transition Services Agreement to continue to provide to each other global support services, primarily treasury, tax, real estate, and human resources, for a transition period of 1 to 2 years from the transaction date. GM expects that when the Shared and Transition Services Agreement expires, GM and GMAC will either renew this services agreement or GM and GMAC will perform the related services internally or potentially outsource to other providers.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 17.	Transactions with GMAC — (concluded)

Balance Sheet

A summary of the balance sheet effects of transactions with GMAC at June 30, 2007 are as follows (dollars in millions):

Assets:
Accounts and notes receivable(a)	$1,245
Other assets(b)	97
Liabilities:
Accounts payable(c)	621
Short-term borrowings and current portion of long-term debt(d)	2,870
Accrued expenses(e)	63
Long-term debt(f)	366

(a)	Represents wholesale settlements due from GMAC, amounts owed by GMAC with respect to the operating lease assets transferred to GM, and the exclusivity fee and royalty arrangement as discussed above.

(b)	Represents primarily distributions due from GMAC on GM’s Preferred Membership Interests.

(c)	Represents amounts accrued with respect to interest rate support, capitalized cost reduction, residual support and lease pull-ahead programs and well as the risk sharing arrangement.

(d)	Represents wholesale financing, sales of receivable transactions and the short term portion of term loans provided to certain dealerships wholly-owned by GM or in which GM has an equity interest. In addition, it includes borrowing arrangements with Adam Opel and arrangements related to GMAC’s funding of GM company-owned vehicles, rental car vehicles awaiting sale at auction, and funding of the sale of GM vehicles in which GM retains title while the vehicles are consigned to GMAC or dealers in the United Kingdom. The financing to GM remains outstanding until the title is transferred to the dealers. Also included is the short-term portion of a note provided to a wholly-owned subsidiary of GM holding debt related to the operating leases transferred to GM and a note related to the overpayment of approximately $317 million of income taxes by GMAC. These taxes were paid by GMAC to GM and are expected to be refunded to GMAC on or before December 15, 2007.

(e)	Represents mainly interest accrued on the transactions in (d) above.

(f)	Represents primarily the long-term portion of term loans and a note payable with respect to the operating leases transferred to GM discussed in (d) above.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Concluded)

Statement of Operations

A summary of the income statement effects of transactions with GMAC are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
	(Dollars in millions)

Net sales and revenue(a)	$69	$125
Cost of sales and other expenses	—	1
Automotive interest income and other non-operating income(b)	105	212
Derivatives(c)	(6)	(1)
Interest expense(d)	73	153
Servicing expense(e)	45	95

(a)	Represents primarily the sale of vehicles to a subsidiary of GMAC for a GM employee lease program.

(b)	Represents income on GM’s Preferred Membership Interest in GMAC, exclusivity and royalty fee income, as well as reimbursements by GMAC for certain services provided by GM. Included in this amount is rental income related to GMAC’s primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan. The lease agreement expires on November 30, 2016.

(c)	Represents gains recognized in connection with a derivative transaction entered into with GMAC as the counterparty.

(d)	Represents interest incurred on term loans, notes payable and wholesale settlements.

(e)	Represents servicing fees paid to GMAC on the automotive leases retained by GM.

Note 18.	Subsequent Events

Antwerp Plant Workforce Reduction

On July 1, 2007, GM and the European hourly workers union agreed upon the terms of the employee separation program for the Antwerp, Belgium facility, which primarily consists of personnel reductions of 1,861 employees (180 salaried) with permanent contracts.

It is expected that this program will consist primarily of two voluntary separation programs. The first program will be an early retirement package for employees over the age of 50. The second is a buy-out program for employees not over the age of 50 and therefore not eligible for early retirement. If these programs do not reach the targeted reduction of 1,861 full time employees then the parties will enter into negotiations to implement an involuntary program designed to reach the target reductions. The total cost of these separations is estimated at $300 million. The charge for the separation programs will depend on the timing of employee acceptances. Management expects the charge to be primarily recorded in the third and fourth quarters of 2007.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Concluded)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General Motors Corporation (GM) is primarily engaged in the worldwide development, production, and marketing of automobiles, consisting of cars and trucks. GM develops, manufactures, and markets vehicles worldwide through four automotive regions: GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP) (collectively the Automotive business). Also, GM’s finance and insurance operations are primarily conducted through GMAC, the successor to General Motors Acceptance Corporation, a wholly-owned subsidiary until the end of November 2006 when GM sold a 51% controlling ownership interest in GMAC to a consortium of investors (the GMAC Transaction). Since the GMAC Transaction, GM has accounted for its 49% ownership interest in GMAC using the equity method. GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential mortgage services, automobile service contracts, personal automobile insurance coverage and selected commercial insurance coverage.

From time to time, GM discusses issues of shared interest such as possible transactions with other parties, including other vehicle manufacturers. Frequently these proposals do not come to fruition. We do not confirm or comment on any potential transactions or other matters unless, and until, we determine that disclosure is appropriate.

On June 28, 2007, GM entered into a definitive agreement pursuant to which GM will sell the commercial and military operations of our Allison Transmission (Allison) business for a purchase price of approximately $5.6 billion in cash plus assumed liabilities. The purchase price is subject to adjustment based on the amount of Allison’s (1) net working capital and (2) debt on the closing date. Based on these amounts, a payment may be due from either party within approximately thirty-five days after the closing date. Any such payment will be an adjustment to the amount of gain recognized on the transaction. Allison, a division of GM’s Powertrain Operations, is a global leader in the design and manufacture of commercial and military automatic transmissions and a premier global provider of commercial vehicle automatic transmissions for on-highway, including trucks, specialty vehicles, buses and recreational vehicles, off-highway and military vehicles, as well as hybrid propulsion systems for transit buses. GM Powertrain Operations Baltimore facility, which manufactures automatic transmissions primarily for GM trucks and hybrid propulsion system, will be retained by GM. GM expects to recognize a gain on the sale of Allison in the range of $5.1 billion to $5.4 billion. GM expects to close the sale of Allison in the third quarter of 2007, subject to regulatory approval. The results of operations and cash flows of Allison have been reported in the Condensed Consolidated Financial Statements as discontinued operations for all periods presented.

Financial Results

Consolidated net sales and revenue was $46.8 billion during the three months ended June 30, 2007 as compared to $53.9 billion during the three months ended June 30, 2006. Consolidated net income was $1 billion for the three months ended June 30, 2007, an increase of $4.3 billion from the three months ended June 30, 2006. For the six months ended June 30, 2007, GM’s consolidated net sales and revenues were $90.1 billion, a decrease of $15.6 billion, or 14.7% below the $105.7 billion for the six months ended June 30, 2006. Since the sale of a 51% controlling interest in GMAC on November 30, 2006, GM began accounting for its remaining interest in GMAC using the equity method. Therefore, GM’s consolidated results reflect its 49% share of the operating results of GMAC on an equity basis for the three and six months ended June 30, 2007 as compared to the operating results of GMAC on a consolidated basis for the comparable periods in 2006. A discussion of our regional automotive operating results and FIO financial review follows.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Strategy

As GM previously described in more detail in its Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K), our top priorities continue to be improving our business in North America and achieving global competitiveness in an increasingly global environment, thus positioning GM for sustained profitability and growth in the long term, while at the same time maintaining strong liquidity.

Our growth and profitability priorities for 2007 are straightforward:

Continue to execute the North America turnaround plan. Our first priority in 2007 is improving our earnings and cash flow, particularly in GMNA, the traditional core of our operations and financial results. Our turnaround plan for GMNA is built on four elements: achieve and sustain product excellence; revitalize our sales and marketing strategy; accelerate cost reductions and quality improvements; and address the health care/legacy cost burden. Our primary revenue related goals for 2007 include improving our contribution margin in North America by selling a more profitable vehicle product mix which we are pursuing by emphasizing the quality and value of our vehicles, reducing reliance on sales incentives and increasing our marketing efforts on our newly launched products. Our primary cost related goals for 2007 in North America remain addressing our legacy cost burden and reducing our structural costs. We are on track to achieve, beginning in 2007, our announced target of reducing our annual structural costs in GMNA and Corporate and Other by $9 billion, on average, less than those costs in 2005. We remain focused on repositioning our business for long-term competitiveness, including achieving a successful resolution to the issues related to the bankruptcy proceedings of Delphi Corporation (Delphi), a major supplier and former subsidiary, and a new collective bargaining agreement with the International Union, United Auto, Aerospace and Agricultural Implement Workers of America (UAW) in 2007 that benefits both GM and its hourly employees.

Grow Aggressively in Emerging Markets. Our second key priority is to focus on emerging markets and capitalize on the growth in areas such as China, India, and the Southeast Asian region, as well as Russia, Brazil, the Middle East, and the Andean region. Vehicle sales and revenues continue to grow globally, with the strongest growth in these emerging markets. In response, we are planning to expand capacity in China, Russia, and India, and to pursue additional growth opportunities through our relationships with Shanghai General Motors Co., Ltd. and GM Daewoo Auto & Technology Company (GM Daewoo). During the six months ended June 30, 2007, key metrics such as net margin, operating income, and market share show continued growth across key markets.

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

Continue to Develop and Implement GM’s Advanced Propulsion Strategy. Our fourth key priority is to continue to develop and advance our alternative propulsion strategy, focused on fuel and other technologies, making energy diversity and environmental leadership a critical element of our ongoing strategy. In addition to continuing to improve the efficiency of our internal combustion engines, we are focused on the introduction of propulsion technologies which utilize alternative fuels and have intensified our efforts to displace traditional petroleum-based fuels. In June 2007, we announced two contracts for advanced lithium-ion battery development to support the development of the electrically powered Chevy Volt as a production vehicle.

Improve Business Results — Earnings and Cash Flow. We anticipate improved automotive earnings and cash flow in 2007, resulting from further cost reductions and increased vehicle sales, particularly of newly introduced models. In addition to our other priorities outlined above, we are focused on the continued improvement of our balance sheet and liquidity position. On June 28, 2007, we announced that we have agreed to sell the commercial and military business of our Allison Transmission division for $5.6 billion in cash plus assumed liabilities. We anticipate that this sale will close during the third quarter of 2007, subject to regulatory approval.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Strategy — (concluded)

Basis of Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) gives effect to the restatement discussed in Note 15 to the Condensed Consolidated Financial Statements and should be read in conjunction with GM’s 2006 Form 10-K. Additionally, the Condensed Consolidated Financial Statements have been further adjusted as GM has entered into a definitive agreement to sell the commercial and military operations of our Allison Transmission business. The operations of Allison have been accounted for as discontinued operations for the three and six months ended June 30, 2006. For additional information, relating to the sale of Allison, refer to Note 3.

GM operates in two businesses, consisting of Automotive (GM Auto or GMA) and Financing and Insurance Operations (FIO).

GM’s Auto business consists of GMNA, GME, GMLAAM, GMAP, and intra-segment eliminations classified within Auto Eliminations which together constitute GM Automotive (GMA).

GM’s FIO business consists of the operating results of GMAC for the three and six months ended June 30, 2006 on a consolidated basis and includes GM’s 49% share of GMAC’s operating results for the three and six months ended June 30, 2007 on an equity method basis. FIO also includes Other Financing which for the three and six months ended June 30, 2006 includes financing entities that were not consolidated by GMAC and for the three and six months ended June 30, 2007, includes certain assets with respect to automotive leases previously owned by GMAC and its affiliates having a net book value of approximately $3.6 billion at June 30, 2007.

Consistent with industry practice, our market share information includes estimates of sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in millions)		(Dollars in millions)

Net sales and revenue
Automotive sales	$45,918	$44,812	$88,298	$87,808
Financial services and insurance revenue	894	9,087	1,830	17,934

Total net sales and revenue	46,812	53,899	90,128	105,742

Automotive cost of sales	41,674	47,406	80,407	87,177
Selling, general, and administrative expense	3,293	3,219	6,604	6,585
Financial services and insurance expense	811	7,727	1,694	16,012
Other expenses	575	1,208	575	1,208

Operating income (loss)	459	(5,661)	848	(5,240)
Equity in income (loss) of GMAC LLC	118	—	(65)	—
Automotive interest and other income (expense)	(126)	293	(489)	451

Income (loss) from continuing operations before income taxes, other equity income and minority interests	451	(5,368)	294	(4,789)
Income tax benefit	(320)	(1,715)	(381)	(1,546)
Equity income and minority interests, net of tax	13	159	67	242

Income (loss) from continuing operations	784	(3,494)	742	(3,001)
Income from discontinued operations, net of tax	107	111	211	220

Net income (loss)	$891	$(3,383)	$953	$(2,781)

Net margin from continuing operations	1.7%	(6.5)%	.8%	(2.8)%

GM’s consolidated net sales and revenue was $46.8 billion in the second quarter of 2007 compared to $53.9 billion in the second quarter of 2006. GM’s consolidated income from continuing operations was $784 million for the second quarter of 2007, an increase of $4.3 billion from the second quarter of 2006. The reduction in revenue was primarily due to GM’s sale of a 51% controlling ownership interest in GMAC in November of 2006. Since then, GM has accounted for its 49% ownership interest in GMAC using the equity method. Therefore, GM’s consolidated results reflect its 49% share of the operating results of GMAC on an equity basis in the second quarter of 2007, as compared to the operating results of GMAC on a consolidated basis for the comparable period of 2006. Revenue and net income related to GMAC’s operations included in GM’s consolidated results in the second quarter of 2006 were $9 billion and $788 million, respectively. The increase in income from continuing operations was primarily due to improved automotive results. Further information on each of GM’s businesses and geographic regions are discussed below.

GM’s consolidated net sales and revenue for six months was $90.1 billion and $105.7 billion for 2007 and 2006, respectively. GM’s consolidated income from continuing operations was $742 million for the six months ended June 30, 2007, and a loss of $3 billion for the corresponding period in 2006. The reduction in revenue was primarily due to GM’s sale of a 51% controlling ownership interest in GMAC in November of 2006. The improved income from continuing operations was driven by higher automotive earnings.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Changes in Consolidated Financial Condition

Accounts and notes receivable, net

Accounts and notes receivable at June 30, 2007 was $10.2 billion as compared to $8.2 billion at December 31, 2006, an increase of $2.0 billion or 24.5%. This increase is primarily due to the lower receivable balance at GMNA of $1.3 billion on December 31, 2006 as a result of the seasonal plant shutdowns during the holiday season that significantly reduce shipments during the last 2 weeks of the period while we continue to collect existing receivables. GME and GMLAAM contributed an additional $200 million and $125 million to the increased receivables balance due to increased unit sales. GMAP’s receivables balance increased $148 million, primarily due to increased dividends receivable from its nonconsolidated affiliate, Shanghai General Motors Co., Ltd.

Inventories

Inventories at June 30, 2007 were $15.1 billion as compared to $13.9 billion at December 31, 2006, an increase of $1.2 billion or 8.3%. The increase in inventory at June 30, 2007 is primarily due to a $900 million increase in finished product at GME, driven by a 43,000 vehicle inventory increase together with mix and currency effects, Additionally, GMAP and GMLAAM’s inventory balances have each increased approximately $350 million to support sales forecasts for the rest of the year. GMNA has also increased its raw materials balance by $300 million to support future production. These increases in the inventory balance have been offset by a reduction of daily rental purchases at GMNA of $450 million.

Financing equipment on operating leases, net

Equipment on operating leases, net at June 30, 2007 was $9.1 billion as compared to $11.8 billion at December 31, 2006, a decrease of $2.7 billion or 22.5%. The decrease is due to the termination of vehicle leases that are not being replaced.

Automotive accounts payable (principally trade)

Automotive accounts payable at June 30, 2007 was $30.7 billion as compared to $26.9 billion at December 31, 2006, an increase of $3.8 billion or 14.2%. The increase of $3.8 billion in accounts payable is primarily due to normal resumption in production as compared to production volumes during the year end shut down period. The increase in automotive payables related to volume increases at each of the regions is approximately, GMNA, $1.8 billion, GME, $400 million, GMLAAM, $200 million, and GMAP, $700 million. During the shut down period purchasing is significantly reduced while GM continues to pay suppliers on their normal payment terms.

Financing debt

Financing debt at June 30, 2007 was $7.1 billion as compared to $9.4 billion at December 31, 2006, a decrease of $2.3 billion or 24.4%. The decrease in debt is primarily due to the repayment of the secured debt associated with the bankruptcy-remote subsidiaries that hold the equity interests in a number of trusts that own leased vehicles.

Financing other liabilities and deferred income taxes

Financing other liabilities and deferred income taxes at June 30, 2007 was $855 million as compared to $2.1 billion at December 31, 2006, a decrease of $1.2 billion or 60%. The decrease is primarily related to a $1 billion payment to GMAC for amounts owed under the GMAC sales agreement to restore their tangible equity balance to $14.4 billion.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Operations Financial Review

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Total net sales and revenue	$45,896	$44,864	$88,253	$87,907
Automotive cost of sales	41,650	47,265	80,294	86,833
Selling, general, and administrative expense	3,134	3,042	6,278	6,201

Operating income (loss)	1,112	(5,443)	1,681	(5,127)
Automotive interest and other income (expense)	(322)	(224)	(759)	(156)

Income (loss) before income taxes, other equity income and minority interests	790	(5,667)	922	(5,283)
Income tax expense (benefit)	185	(2,028)	235	(1,760)
Equity income and minority interests, net of tax	13	164	67	234

Income (loss) from continuing operations	618	(3,475)	754	(3,289)
Income from discontinued operations	107	111	211	220

Net income (loss)	$725	$(3,364)	$965	$(3,069)

Net margin from continuing operations	1.3%	(7.7)%	.9%	(3.7)%

	(Volume in thousands)
GM production volume(1)	2,409	2,420	4,749	4,835
Vehicle unit sales(2)
Industry	18,125	17,438	35,548	34,293
GM	2,406	2,396	4,674	4,595
GM as a% of industry	13.3%	13.7%	13.1%	13.4%

(1)	Production volume represents the number of vehicles manufactured from GM’s assembly facilities, and also includes vehicles produced by joint ventures.

(2)	Vehicle unit sales primarily represent sales to the ultimate customer.

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

While GM believes that contribution costs, structural costs, and impairment and restructuring charges provide useful information, there are limitations associated with the use of these categories. Contribution costs, structural costs, and impairment and restructuring charges may not be completely comparable to similarly titled measures of other companies due to potential differences in the exact method of calculation between companies. As a result,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Operations Financial Review — (continued)

these categories have limitations and should not be considered in isolation from, or as a substitute for, other measures such as Automotive cost of sales and Selling, general, and administrative expense. GM compensates for these limitations by using these categories as supplements to Automotive cost of sales and Selling, general, and administrative expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Automotive net sales and revenue	$45.9	$44.9	$88.3	$87.9
Contribution costs(a)	32.0	31.3	61.2	60.8
Structural costs(b)	12.6	12.8	25.1	25.8
Impairment and restructuring charges(c)	.2	6.2	.3	6.4

(a)	Contribution costs are expenses that vary with production. The amount of contribution costs included in Automotive cost of sales is $31.7 billion and $31 billion in the second quarters of 2007 and 2006, respectively. These costs primarily consist of material costs, freight, and policy and warranty expenses. The amount of contribution costs classified in Selling, general and administrative expense is $.3 billion in the second quarters of both 2007 and 2006, which were incurred primarily in connection with our dealer advertising programs. The amount of contribution costs included in Automotive cost of sales is $60.7 billion and $60.2 billion in the first six months of 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, $.5 billion and $.6 billion, respectively of contribution costs, primarily related to advertising, were included in Selling, general and administrative expense.

(b)	Structural costs are expenses that do not generally vary in direct proportion with production and are recorded in both Automotive cost of sales and Selling, general, and administrative expense. Such costs include manufacturing labor, pension and OPEB costs, engineering expense, and marketing related costs. Certain costs related to restructuring and impairments that are included in Automotive cost of sales are also excluded from structural costs. The amount of structural costs included in Automotive cost of sales was $9.7 billion and $10.1 billion in the second quarter of 2007 and 2006, respectively, and the amount of structural costs included in Selling, general, and administrative expense is approximately $2.9 billion in 2007 and $2.7 billion in 2006. The amount of structural costs included in Automotive cost of sales was $19.3 billion and $20.2 billion in the first six months of 2007 and 2006, respectively, and the amount of structural costs included in Selling, general, and administrative expense is approximately $5.8 billion and $5.6 billion in the same respective periods.

(c)	The amount of impairment and restructuring charges included in Automotive cost of sales was $.2 billion and $6.2 billion in the second quarters of 2007 and 2006, respectively, and $.3 billion and $6.4 billion for the six months ended June 30, 2007 and 2006, respectively. See below for further discussion.

Industry Global Vehicle Sales

Worldwide industry vehicle unit sales increased 700,000 units during the three months ended June 30, 2007, to 18.1 million units, compared to 17.4 million units during the three months ended June 30, 2006. Industry sales decreased in North America by 94,000 units, to 5.3 million units during the three months ended June 30, 2007, compared to 5.4 million units during the three months ended June 30, 2006. All other regions experienced growth in industry unit volume compared to 2006, particularly the Asia Pacific region, up more than 400,000 units to 5.1 million units in 2007, and the Latin America/Africa/Mid-East region, up nearly 300,000 units to 1.7 million units in 2007.

For the six months ended June 30, 2007, worldwide industry vehicle unit sales increased over 1.3 million units to 35.5 million units, compared to 34.3 million units during the six months ended June 30, 2006. Industry sales decreased in North America 161,000 units, to 10 million units during the six months ended June 30, 2007. All other regions experienced growth in industry unit volume compared to 2006, with the Asia Pacific region up more than

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Operations Financial Review — (continued)

Industry Global Vehicle Sales — (continued)

700,000 units, the Latin America/Africa/Mid-East region up more than 450,000 units, and Europe up more than 200,000 units in 2007.

GM Global Vehicle Sales

Worldwide GM vehicle unit sales were 2.4 million units, an increase of 10,000 units compared to the three months ended June 30, 2006. GME, GMLAAM, and GMAP all reported sales unit increases, while a sales decline was reported in GMNA. Global market share for GM was 13.3% compared to 13.7% during the three months ended June 30, 2006. Market share declines occurred in GMNA due to planned reductions in sales to rental car fleet customers, a soft U.S. market, and loss of truck sales as the market shifted to more cars. This decline was partially offset by market share gains in GME and GMLAAM.

For the six months ended June 30, 2007, worldwide GM vehicle unit sales increased 78,000 units, to 4.7 million units, compared to 4.6 million units for the six months ended June 30, 2006. Increases at GME, GMLAAM, and GMAP more than offset a sales decline in GMNA. For the first half of 2007, global market share for GM was 13.1% compared to 13.4% for the six months ended June 30, 2006. As in the second quarter of 2007, market share declines in GMNA were partially offset by market share gains in GME, GMLAAM and GMAP.

GM global production volume for the three months ended June 30, 2007 was 2.4 million units, a decrease of 11,000 units from the three months ended June 30, 2006. This was due to decreases at GMNA and GME of 96,000 units and 31,000 units, respectively, which were partially offset by production increases at GMLAAM and GMAP of 27,000 and 89,000 units, respectively.

For the six months ended June 30, 2007, GM’s global production volume for was 4.7 million units, a decrease of 86,000 units from the year earlier period. A decrease at GMNA of 288,000 units and a slight decline in GME were partially offset by production increases at GMLAAM and GMAP.

Automotive Net Sales and Revenue

GM automotive net sales and revenue was a quarterly record of $45.9 billion in the second quarter of 2007, an increase of $1 billion from the comparable prior period. Revenue improvements at GME, GMLAAM and GMAP offset a revenue decline at GMNA. Net pricing was also positive at GMNA and GME and the weak U.S. dollar against most foreign currencies had a favorable impact on global revenue.

Total net sales and revenue for GMA was $88.3 billion for the six months ended June 30, 2007, an increase of $.3 billion from the comparable period of 2006. This increase was driven by a significant revenue increase in GMAP, with increases also in GME and GMLAAM, mostly offset by a decrease in revenue in GMNA.

Contribution Costs

Contribution costs in the second quarter of 2007 were $32.0 billion, an increase of $.7 billion from the comparable period of 2006. Higher prices for steel and non-ferrous metals resulted in an increase of $.3 billion in material costs from the prior period. A weak U.S. dollar against most foreign currencies also contributed $.6 billion to higher contribution costs. Policy and warranty and vehicle recall campaign expense increased in the second quarter of 2007 by $.6 billion primarily due to an adjustment made in the second quarter of 2006 to pre-existing warranties, and costs associated with the GMNA extended warranty program announced in the third quarter of 2006. Contribution costs decreased by $.8 billion as a result of lower global sales volumes including the effect of mix associated with new vehicle launches and lower volumes at GMNA.

Contribution costs for the first six months of 2007 were $61.2 billion, an increase of $.4 billion over the first six months of 2006. Cost increases relating to vehicle content, the weak U.S. dollar, price increases for non-ferrous metals and steel, and policy, warranty and campaign expense drove the cost increase, which was partially offset by

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Operations Financial Review — (continued)

Contribution Costs — (continued)

lower contribution costs in the six months ended June 30, 2007 due to reduced unit sales volume at GMNA and GME.

Structural Costs

Automotive structural costs were $12.6 billion in the second quarter of 2007, a reduction of $.2 billion from the second quarter of 2006. Contributing to this reduction were savings on retiree pension/OPEB of $.8 billion, primarily due to GM’s UAW Health Care Settlement Agreement, as well as manufacturing savings of approximately $.3 billion from lower hourly headcount levels driven by the UAW Attrition Program. Global product engineering and development expense was higher by $.4 billion in the second quarter of 2007, reflecting increased global vehicle development spending. Structural costs were higher by $.5 billion in the second quarter of 2007 compared to 2006 due to the impact of the weak U.S. dollar and higher spending related to production and sales volume increases at GMLAAM and GMAP.

Automotive structural costs for the six months ending June 30, 2007 were $25.1 billion, a reduction of $.7 billion from same period in 2006. Expenses in the six months ended June 30, 2007 were lower by $2.6 billion in GMNA, resulting from reduced OPEB, pension, and manufacturing costs relating to the UAW health care settlement and UAW attrition program. The increase in costs related to the weak U.S. dollar offset a portion of the savings in GMNA. Global engineering costs increased consistent with the strategy to support global vehicle program development, and certain costs increased in line with volume expansion, particularly in GMLAAM and GMAP.

Impairment and Restructuring Charges

GM incurred certain expenses primarily related to restructuring initiatives and asset impairments, which are included in Automotive cost of sales. Such costs totaled $.2 billion and $6.2 billion for the quarters ended June 30, 2007 and 2006, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in millions)

UAW Attrition Program	$(6)	$6,482	$(24)	$6,482
Restructuring initiatives	136	(623)	231	(486)
Asset impairment	100	363	109	363
Other	(6)	—	(48)	—

Total	$224	$6,222	$268	$6,359

The amounts for the three months ended June 30, 2007 were primarily related to the following:

•	$97 million charge for capacity initiatives at GMNA and $30 million restructuring charge at GME.

•	$95 million charge for product specific asset impairments at GMNA.

The amounts for the three months ended June 30, 2006 were primarily related to the following:

•	$6.5 billion for a charge related to the program under the UAW Attrition Agreement (UAW Attrition Program), primarily for payments to employees ($2.1 billion) and for the curtailment charges associated with GM’s U.S. hourly pension, OPEB, and extended disability plans as a result of the UAW Attrition Program ($4.4 billion).

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Operations Financial Review — (continued)

Impairment and Restructuring Charges — (concluded)

•	Other restructuring charges recognized at GME and GMLAAM of $214 million and $16 million, respectively. A favorable revision to the reserve recorded in the fourth quarter of 2005 related to North American plant capacity actions ($.9 billion), primarily attributable to the impact of the UAW Attrition Program.

•	$303 million charge at GMNA and a $60 million charge at GME, related to the write down of product specific assets.

The amounts for the six months ended June 30, 2007 were primarily related to the following, in addition to the items above:

•	$95 million for restructuring initiatives at GME ($57 million) and GMAP ($48 million).

The amounts related to restructuring initiatives for the six months ended June 30, 2006 were primarily related to the following, in addition to the items above:

•	$64 million at GMNA, consisting of a charge of $100 million related to a salaried severance program, a charge of $81 million for certain components of the U.S. hourly attrition program related to lump sum benefit payments, and curtailment charges of $19 million related to modifications in GM’s pension plans for U.S. salaried employees. These were partially offset by a favorable adjustment of $136 million related to the reserve for postemployment benefits, primarily due to higher than anticipated headcount reductions associated with GMNA plant idling activities.

•	Other restructuring charges recognized at GME and GMLAAM of $47 million and $27 million, respectively.

Automotive Cost of Sales

Automotive cost of sales was $41.7 billion in the second quarter of 2007, $5.6 billion below the same period in 2006. Automotive cost of sales was 90.7% and 105.4% of total net sales and revenues for the three months ended June 30, 2007 and 2006, respectively. The decrease in 2007 was primarily driven by GMNA where a $6.5 billion charge was taken in the second quarter of 2006 relating to the Attrition Program, primarily for payments to employees ($2.1 billion) and for the curtailment charges associated with GM’s U.S. hourly pension, OPEB, and extended disability plans as a result of the Attrition Program ($4.4 billion). This was partially offset by an increase in cost of sales in GMAP, GME and GMLAAM, driven by higher sales volume. (Further details are described in the regional analyses.)

Automotive cost of sales was $80.3 billion for the first six months of 2007, $6.5 billion lower than the same period in 2006. Cost of sales was 91% and 98.8% of Total net sales and revenues for the six months ended June 30, 2007 and 2006, respectively.

Selling, General, and Administrative Expense

Selling, general, and administrative expenses were $3.1 billion and $3 billion in the second quarters of 2007 and 2006, respectively. Spending was lower in the second quarter of 2007 at GMNA primarily related to product liability insurance, offset by increases at GME, GMLAAM and GMAP due to the impact of foreign exchange and spending to support volume growth. (Further details are described in the regional analyses.)

Spending was $6.3 billion in the first six months of 2007 compared to $6.2 billion in 2006 due to increased spending at GME, GMLAAM and GMAP.

Automotive Interest and Other Income (Expense)

Automotive interest and other income (expense) was ($.3) billion during the second quarter of 2007 as compared to ($.2) billion in the second quarter of 2006, an increase of $.1 billion. The increase in expense is

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Operations Financial Review — (continued)

Automotive Interest and Other Income (Expense) — (concluded)

primarily related to a gain of $.3 billion on the sale of the majority of GM’s investment in Isuzu Motors Limited (Isuzu) in the second quarter of 2006, partially offset by favorable net interest of $.2 billion in 2007.

For the first six months of 2007, Automotive interest and other income (expense) was ($.8) billion, compared to ($.2) billion in 2006. The increase in expense in 2007 is primarily attributable to a gain of $.6 billion on the sale of the majority of GM’s investment in Suzuki Motor Corporation (Suzuki) in the first quarter of 2006.

Income Tax Expense

Income tax expense was $.2 billion during the second quarter of 2007, compared to a benefit of $2 billion the second quarter of 2006.

For the six months ended June 30, 2007, tax expense was $.2 billion, compared to a benefit of $1.8 billion in 2006. The increase in both the three and six month periods of 2007 is primarily attributable to increased pretax income, primarily at GMNA.

Equity Income and Minority Interests, Net of Tax

Equity income and minority interests was $13 million during the second quarter of 2007, compared to $164 million in the second quarter of 2006, a decrease of $151 million. For the first six months ended June 30, 2007 the decrease was $167 million, to $67 million in 2007. The decrease in 2007 was primarily due to the increase of minority interest due to the growth in income at GM-Daewoo in 2007, as well as the loss of equity income related to the sale of the majority of GM’s investment in Suzuki in the first quarter of 2006.

Income from Discontinued Operations

On June 28, 2007 GM announced an agreement to sell the commercial and military business of our Allison Transmission division. Accordingly, income, net of tax, from this operation has been reclassified as income from discontinued operations for all periods presented. Income was $107 million and $111 million for the three months ended June 30, 2007 and 2006, respectively, and $211 million and $220 million for the six months ended June 30, 2007 and 2006, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results

GM North America

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Total net sales and revenue	$29,574	$30,850	$57,537	$61,172
Automotive cost of sales	27,453	34,538	53,213	62,773
Selling, general, and administrative expenses	1,811	2,018	3,801	4,165

Operating income (loss)	310	(5,706)	523	(5,766)
Automotive interest and other income (expense)	(408)	(466)	(832)	(887)

Loss before income taxes, other equity income and minority interests	(98)	(6,172)	(309)	(6,653)
Income tax benefit	(49)	(2,151)	(75)	(2,225)
Equity income and minority interests, net of tax	10	71	13	77

Net loss from continuing operations	(39)	(3,950)	(221)	(4,351)
Income from discontinued operations, net of tax	107	111	211	220

Net income (loss)	$68	$(3,839)	$(10)	$(4,131)

Net margin from continuing operations	(0.1)%	(12.8)%	(.4)%	(7.1)%
	(Volume in thousands)
Production volume(1) Cars	401	462	800	958
Trucks	740	775	1,404	1,534
Total	1,141	1,237	2,204	2,492
Vehicle Unit Sales(2) Industry — North America	5,305	5,399	10,000	10,162
GM	1,200	1,290	2,256	2,413
GM as% of industry	22.6%	23.9%	22.6%	23.7%
Industry — U.S.	4,442	4,572	8,430	8,626
GM as a percentage of industry	22.8%	24.1%	22.8%	24.0%
GM cars	19.2%	20.0%	19.2%	20.3%
GM trucks	26.2%	27.9%	26.0%	27.1%

(1)	Production volume represents the number of vehicles manufactured from GM’s assembly facilities, and also includes vehicles produced by joint ventures.

(2)	Vehicle unit sales primarily represent sales to the ultimate customer.

GMNA reported net loss from continuing operations of $39 million for the three months ended June 30, 2007, an improvement of $3.9 billion over the net loss from continuing operations of $4 billion reported for the comparable period in 2006. For the six month period ending June 30, 2007, GMNA reported net loss from continuing operations of $221 million, as compared to net loss from continuing operations of $4.4 billion in the comparable period in 2006, an improvement of $4.1 billion.

Total Net Sales and Revenue

Regional industry vehicle unit sales in North America were 5.3 million units during the three months ended June 30, 2007 as compared to 5.4 million units in the three months ended June 30, 2006, a decrease of 94,000 units, or 1.7% due to weakness in the economy resulting from a decline in the housing market and rising and volatile gas prices. GMNA vehicle unit sales for the three months ended June 30, 2007 were 1.2 million units as compared to

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results — (continued)

GM North America — (continued)

1.3 million units for the three months ended June 30, 2006, a decrease of 90,000 units, or 7.0% due to lower reliance on the less profitable sales to daily rental car companies and loss of retail market share as demand shifts from trucks, where GMNA has strong market share, to cars where GMNA’s market share is lower. The change in vehicle unit sales volumes has decreased GMNA market share to 22.6% during the three months ended June 30, 2007 as compared to 23.9% during the three months ended June 30, 2006, a decrease of 1.3 percentage points.

Regional industry vehicle unit sales in North America were 10 million units during the six months ended June 30, 2007 as compared to 10.2 million units in the six months ended June 30, 2006, a decrease of 162,000 units, or 1.6% due to weakness in the economy resulting from a decline in the housing market and rising and volatile gas prices. GMNA vehicle unit sales for the six months ended June 30, 2007 were 2.3 million units as compared to 2.4 million units for the six months ended June 30, 2006, a decrease of 157,000 units, or 6.5% due to lower reliance on the less profitable sales to daily rental car companies and loss of market share as demand shifts from trucks, where GMNA has strong market share, to cars where GMNA’s market share is lower. The change in vehicle unit sales volumes decreased GMNA market share to 22.6% during the six months ended June 30, 2007 as compared to 23.7% during the six months ended June 30, 2006, a decrease of 1.1 percentage points.

Net sales and revenue were $29.6 billion during the three months ended June 30, 2007 as compared to $30.9 billion during the three months ended June 30, 2006, a decrease of $1.3 billion, or 4.1%. The decrease in revenue was due to a decline in volumes, which was partially offset by favorable content mix on those units sold, primarily on the recently launched full size pick-ups.

Net sales and revenue were $57.5 billion during the six months ended June 30, 2007 as compared to $61.2 billion during the six months ended June 30, 2006, a decrease of $3.7 billion, or 5.9%. The decrease in revenue was due to a decline in volumes, which was partially offset by favorable mix of vehicles sold as well as favorable content on those units sold, primarily on the recently launched full size pick-ups.

Automotive Cost of Sales

Automotive cost of sales was $27.5 billion during the three months ended June 30, 2007 as compared to $34.5 billion during the three months ended June 30, 2006, a decrease of $7 billion or 20.5%. The decrease in Automotive cost of sales was primarily due to higher restructuring and impairment charges taken in the second quarter of 2006 than in 2007: these include charges of $6.5 billion related to the UAW Special Attrition Program in 2006; vehicle line impairment charges of $.3 billion recorded in the second quarter of 2006 as compared to $.1 billion recorded in 2007; and net decreases of $.9 billion in 2006 compared to increases in closed plants liabilities of $.1 billion in 2007. In the second quarter of 2007, lower production volumes partially offset by production of higher costing vehicles accounted for an additional net favorable impact of $1.6 billion. Also contributing favorably were savings on retiree pension/OPEB of $.8 billion, primarily due to GM’s UAW Health Care Settlement Agreement, as well as manufacturing savings of approximately $.3 billion from lower hourly headcount levels driven by the UAW Attrition Program. Partially offsetting these favorable variances were higher material costs ($.3 billion), and higher warranty related costs, primarily related to favorable reserve adjustments made in the second quarter of 2006 ($.7 billion). Automotive cost of sales as a percentage of net sales and revenues was 92.8% during the three months ended June 30, 2007 as compared to 112% during the three months ended June 30, 2006.

Automotive cost of sales was $53.2 billion during the six months ended June 30, 2007 as compared to $62.8 billion during the six months ended June 30, 2006, a decrease of $9.6 billion or 15.2%. The decrease in Automotive cost of sales was primarily due to $5.9 billion higher restructuring and impairment charges taken in the first six months of 2006 compared to the same period in 2007: UAW Attrition Program expenses of $6.5 billion in the second quarter of 2006, impairment charges of $.3 billion in the second quarter of 2006, and net reductions in the closed plant liabilities totaling $.9 billion in the second quarter of 2006. These compare to charges in 2007 related to

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results — (continued)

GM North America — (concluded)

vehicle line impairments of $.1 billion. Lower production volumes partially offset by production of higher costing vehicles accounted for an additional net favorable impact of $3.2 billion. Also contributing favorably were savings on retiree pension/OPEB of $1.6 billion, primarily due to the UAW Health Care Settlement Agreement, as well as manufacturing savings of $1 billion from lower hourly headcount levels driven by the UAW Attrition Program. Partially offsetting these favorable variances were higher material costs ($.5 billion) and higher warranty related costs ($.8 billion). Automotive cost of sales as a percentage of net sales and revenues was 92.5% during the six months ended June 30, 2007 as compared to 102.6% during the six months ended June 30, 2006.

Selling, General, and Administrative Expense

Selling, general, and administrative expense was $1.8 billion during the three months ended June 30, 2007 as compared to $2 billion during the three months ended June 30, 2006, a decrease of $.2 billion or 10.3%. The decrease in Selling, general, and administrative expense was due to a reduction across the board in spending, as well as the impact of a reduction in the product liability reserve of $.2 billion in the second quarter of 2007 as compared to the reduction in the prior year of $.1 billion.

Selling, general, and administrative expense was $3.8 billion during the six months ended June 30, 2007 as compared to $4.2 billion during the six months ended June 30, 2006, a decrease of $.4 billion or 8.7%. The decrease in Selling, general, and administrative expenses was due to higher than normal advertising spending in the first quarter of 2006 to promote the vehicle price repositioning initiative, called “Total Value Promise,” which reduced selling prices and reduced the use and amount of retail incentives in North American operations, a reduction across the board in spending in 2007, as well as the impact of a reduction in the product liability reserve of $.2 billion in the second quarter of 2007 as compared to the reduction in the prior year of $.1 billion.

Net Income from Discontinued Operations

During the second quarter of 2007, GM announced it had reached an agreement to sell the commercial and military business of our Allison Transmission division. As such, income from this operation has been reclassified to discontinued operations for the current period as well as prior periods.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results — (continued)

GM Europe

	Three Months Ended
	June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Total net sales and revenue	$9,558	$8,740	$18,043	$16,795
Automotive cost of sales	8,548	8,178	16,333	15,507
Selling, general, and administrative expense	670	584	1,332	1,173

Operating income (loss)	340	(22)	378	115
Automotive interest and other income (expense)	(28)	(32)	(64)	(77)

Income (loss) before income taxes, other equity income and minority interests	312	(54)	314	38
Income tax expense (benefit)	98	(9)	97	26
Equity income and minority interests, net of tax	3	6	5	8

Net income (loss)	$217	$(39)	$222	$20

Net margin	2.3%	(.4)%	1.2%	.1%

	(Volume in thousands)

Production volume(1)	464	495	975	989
Vehicle unit sales(2)
Industry	6,054	5,949	11,759	11,520
GM	574	548	1,128	1,071
GM as percentage of industry	9.5%	9.2%	9.6%	9.3%
GM market share — Germany	9.2%	10.2%	9.6%	10.2%
GM market share — United Kingdom	15.9%	15.2%	15.4%	14.8%

(1)	Production volume represents the number of vehicles manufactured from GM’s assembly facilities, and also includes vehicles produced by joint ventures.

(2)	Vehicle unit sales primarily represent sales to the ultimate customer.

GM Europe reported net income of $217 million for the three months ended June 30, 2007, compared to a net loss of $39 million for the three months ended June 30, 2006, an increase of $256 million. For the six months ended June 30, 2007, GM Europe reported net income of $222 million, compared to net income of $20 million in the six months ended June 30, 2006, an increase of $202 million.

Regional Industry Vehicle Unit Sales

During the three months ended June 30, 2007, regional industry vehicle unit sales in GM Europe were 6.1 million, compared to 5.9 million in the three months ended June 30, 2006, an increase of 105,000 vehicles, or 1.8%. Industry vehicle unit sales growth in the region was led by a 136,000 vehicle, or 24.8% increase in Russia, primarily in addition to increases in Italy, Poland, the Ukraine, and various markets in southeastern Europe. These improvements were partially offset by a 79,000 vehicle, or 7.8% decrease in Germany, primarily in addition to decreases in France and Turkey.

During the six months ended June 30, 2007, regional industry vehicle unit sales in GM Europe were 11.8 million, compared to 11.5 million in the six months ended June 30, 2006, an increase of 239,000 vehicles, or 2.1%. Industry vehicle unit sales growth in the region was led by a 248,000 vehicle, or 26.5% increase in Russia, primarily in addition to increases in Italy, Poland, the Ukraine, and various markets in southeastern Europe. These

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results — (continued)

GM Europe — (continued)

improvements were partially offset by a 153,000 vehicle, or 8.1% decrease in Germany, primarily in addition to decreases in France and Turkey.

Total Net Sales and Revenue

Net sales and revenue was $9.6 billion during the three months ended June 30, 2007, compared to $8.7 billion during the three months ended June 30, 2006, an increase of $.9 billion, or 9.4%. This increase was primarily driven by a $.6 billion increase due to the impact of foreign exchange rates, primarily the strengthening of the Euro, British Pound and Swedish Krona versus the U.S. Dollar, a $.2 billion increase due to improvements in pricing associated with the introduction of new models, primarily the Corsa, partially offset by a $.2 billion decrease due to lower wholesale sales volume. In line with the industry trends noted above, the most significant decrease in wholesale volume was experienced in Germany, where sales were down 24,000 units, or 24.2%. This impact was partially offset by a substantial increase in Russia, where sales were up 14,000 units, or 241.1%.

Net sales and revenue was $18 billion during the six months ended June 30, 2007, compared to $16.8 billion during the six months ended June 30, 2006, an increase of $1.2 billion, or 7.4%. This increase was primarily driven by a $1.3 billion increase due to the impact of foreign exchange rates, a $.3 billion increase due to improvements in pricing associated with the introduction of new models, primarily the Corsa, partially offset by a $.5 billion decrease due to lower wholesale sales volume. In line with the industry trends noted above, the most significant decrease in wholesale volume was experienced in Germany, where sales were down 39,000 units, or 21%. This impact was partially offset by a substantial increase in Russia, where sales were up 20,000 units, or 236%. In addition, vehicle mix caused a $.1 billion unfavorable impact, as the favorable effect of higher Antara and Astra Twintop volume was more than offset by the unfavorable effect of lower Zafira and higher Corsa volume.

Automotive Cost of Sales

Automotive cost of sales was $8.5 billion in the three months ended June 30, 2007, compared to $8.2 billion during the three months ended June 30, 2006, an increase of $.3 billion, or 4.5%. This increase was primarily driven by a $.6 billion increase due to the impact of foreign exchange rates, and a $.2 billion increase due to unfavorable vehicle and country mix, primarily as a result of higher freight and duties associated with vehicles imported into Russia and from Korea, partially offset by $.2 billion lower separation and impairment charges and a $.2 billion decrease due to lower wholesale sales volume. Automotive cost of sales as a percentage of net sales and revenue was 89.4% for the three months ended June 30, 2007, compared to 93.6% for the three months ended June 30, 2006.

Automotive cost of sales was $16.3 billion in the six months ended June 30, 2007, compared to $15.5 billion during the six months ended June 30, 2006, an increase of $.8 billion, or 5.3%. This increase was primarily driven by a $1.3 billion increase due to the impact of foreign exchange rates, and a $.2 billion increase due to unfavorable vehicle and country mix, primarily as a result of higher freight and duties associated with vehicles imported into Russia and from Korea, partially offset by $.3 billion lower separation and impairment charges and a $.4 billion decrease due to lower wholesale sales volume. Automotive cost of sales as a percentage of net sales and revenue was 90.5% for the six months ended June 30, 2007, compared to 92.3% for the six months ended June 30, 2006.

Selling, General, and Administrative Expense

Selling, general, and administrative expense was $.7 billion during the three months ended June 30, 2007, compared to $.6 billion during the three months ended June 30, 2006, an increase of $.1 billion, or 14.7%. This increase was primarily due to the impact of foreign exchange rates.

Selling, general, and administrative expense was $1.3 billion during the six months ended June 30, 2007, compared to $1.2 billion during the six months ended June 30, 2006, an increase of $.1 billion, or 13.6%. This increase was primarily due to the impact of foreign exchange rates.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results — (continued)

GM Latin America/Africa/Mid-East (LAAM) Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Total net sales and revenue	$4,330	$3,829	$7,903	$6,990
Automotive cost of sales	3,847	3,442	7,004	6,354
Selling, general, and administrative expense	297	183	474	334

Operating income	186	204	425	302
Automotive interest and other income (expense)	109	(36)	125	(36)

Income before income taxes, other equity income and minority interests	295	168	550	266
Income tax expense	83	28	136	85
Equity income (loss) and minority interests, net of tax	1	(1)	—	(2)

Net income	$213	$139	$414	$179

Net margin	4.9%	3.6%	5.2%	2.6%

	(Volume in thousands)

Production volume(1)	233	206	455	400
Vehicle Unit Sales(2)
Industry	1,723	1,462	3,345	2,897
GM	293	245	564	475
GM as% of industry	17.0%	16.8%	16.9%	16.4%
GM market share — Brazil	20.1%	21.6%	20.1%	21.5%

(1)	Production volume represents the number of vehicles manufactured from GM’s assembly facilities, and also includes vehicles produced by joint ventures.

(2)	Vehicle unit sales primarily represent sales to the ultimate customer.

GMLAAM reported net income of $213 million and $139 million for the three months ended June 30, 2007 and 2006 respectively, an increase of $74 million or 53.2%. For the six months ended June 30, 2007 and 2006, GMLAAM reported net income of $414 million and $179 million respectively, an increase of $235 million or 131.3%.

Regional Vehicle Sales

Regional industry vehicle unit sales in GMLAAM were 1.7 million units for the three months ended June 30, 2007 as compared to 1.5 million units for the comparable period in 2006, an increase of 261,000 units, or 17.9%. Strong growth throughout the region contributed to this increase.

GMLAAM vehicle unit sales for the three months ended June 30, 2007 were 293,000 units as compared to 245,000 units for the comparable period in 2006, an increase of 48,000 units, or 19.6%. GMLAAM vehicle sales growth was strong in most countries throughout the region. The change in vehicle unit sales volumes has increased GMLAAM market share to 17% during the three months ended June 30, 2007 as compared to 16.8% during the three months ended June 30, 2006, an increase of .2 percentage points.

Regional industry vehicle unit sales in GMLAAM were 3.3 million units during the six months ended June 30, 2007 as compared to 2.9 million units in the six months ended June 30, 2006, an increase of 448,000 units, or 15.5%. Industry vehicle sales growth in GMLAAM was strong throughout the region.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results — (continued)

GM Latin America/Africa/Mid-East (LAAM) Operations — (continued)

GMLAAM vehicle unit sales for the six months ended June 30, 2007 were 564,000 units as compared to 475,000 units for the six months ended June 30, 2006, an increase of 89,000 units, or 18.7%. GMLAAM vehicle sales growth was strong throughout the region. The change in vehicle unit sales volumes has increased GMLAAM market share to 16.9% during the six months ended June 30, 2007 as compared to 16.4% during the six months ended June 30, 2006.

Total Net Sales and Revenue

Net sales and revenue were $4.3 billion and $3.8 billion for the three months ended June 30, 2007 and 2006, respectively, an increase of $.5 billion or 13.1%. $.5 billion of the increase in revenue was primarily due to increased volumes across most GMLAAM business units, including increased revenues in Venezuela, Brazil and Colombia offset by a decrease in the Middle East. Favorable vehicle pricing increased revenue by $.1 billion, and favorable foreign currency exchange primarily related to the Brazilian Real and Columbian Peso increased revenue by $.1 billion. These factors were offset by the unfavorable impact of the product mix in GM’s vehicle portfolio, which reduced revenue by $.2 billion.

Net sales and revenue were $7.9 billion and $7 billion for the three months ended June 30, 2007 and 2006, respectively, an increase of $.9 billion or 13.1%. $.9 billion of the increase in revenue was primarily due to increased volumes across most GMLAAM business units, including increased revenues in Venezuela, Brazil and Colombia offset by a decrease in the Middle East. Favorable vehicle pricing increased revenue by $.2 billion, and favorable foreign currency exchange increased revenue by $.1 billion. These factors were partially offset by the unfavorable impact of the product mix in GM’s vehicle portfolio, which reduced revenue by $.3 billion.

Automotive Cost of Sales

Automotive cost of sales was $3.8 billion and $3.4 billion during the three months ended June 30, 2007 and 2006, respectively, an increase of $.4 billion or 11.8%. The increase in Automotive cost of sales is primarily due to the higher vehicle sales volume which had an impact of $.4 billion, higher content cost of $.1 billion and the impact of unfavorable foreign currency exchange rates of $.1 billion offset by favorable product mix of $.2 billion. Automotive cost of sales as a percentage of net sales and revenues was 88.8% during the three months ended June 30, 2007 as compared to 89.0% during the three months ended June 30, 2006.

For the six months ended June 30, 2007 and 2006, LAAM reported automotive cost of sales of $7 billion and $6.4 billion, respectively, an increase of $.6 billion or 10.2%. The increase in Automotive cost of sales is primarily due to the higher vehicle sales volume which had an impact of $.7 billion, higher content cost of $.1 billion and the impact of unfavorable foreign currency exchange rates of $.2 billion offset by favorable product mix of $.3 billion. Automotive cost of sales as a percentage of net sales and revenues was 88.6% during the six months ended June 30, 2007 as compared to 90.9% during the six months ended June 30, 2006.

Selling, General, and Administrative Expense

Selling, general, and administrative expense was $297 million during the three months ended June 30, 2007, as compared to $183 million for the comparable 2006 period, an increase of $114 million or 62.3%. The increase in Selling, general, and administrative expense is primarily due to a $66 million charge recorded by GM do Brasil during the second quarter of 2007 for additional retirement benefits under a government sponsored pension plan. The remainder of the increase, $48 million, is attributed primarily to increased marketing expense throughout the region.

Selling, general, and administrative expense was $474 million during the six months ended June 30, 2007, as compared to $334 million for the comparable 2006 period, an increase of $140 million or 41.9%. The increase in Selling, general, and administrative expense is also primarily due to the additional retirement benefit recorded at

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results — (continued)

GM Latin America/Africa/Mid-East (LAAM) Operations — (concluded)

GM do Brasil mentioned above along with increased administrative and marketing expenses of $74 million throughout the region in support of the higher volume levels.

Automotive Interest and Other Income (Expense)

Automotive interest and other income (expense) was $109 million during the three months ended June 30, 2007 as compared to an expense of ($36) million for the comparable 2006 period, an increase of $145 million. This increase was primarily driven by a gain of $87 million recorded at GM do Brazil in the second quarter of 2007 associated with the recovery of previously overpaid employee taxes and benefits. Also during the second quarter of 2007, GM do Brasil reversed a previously established tax reserve for $34 million associated with duties, federal excise tax and related matters which were no longer required.

During the second quarter of 2007, GM do Brasil recorded a $43 million charge for potential taxes and related matters concerning improperly registered material included in consignment contracts. This amount represents the low end of the range of potential additional taxes and fines that may be assessed. The range of possible fines based on information available is from $43 million to $450 million. GM do Brasil is providing documentation to the tax authorities that may reduce the fines that will eventually be paid.

Automotive interest and other income (expense) was $125 million during the six months ended June 30, 2007 as compared to an expense of ($36) million for the comparable 2006 period, an increase of $161 million. This increase was primarily attributed to the items mentioned above.

Income Tax Expense (Benefit)

Income tax expense was $83 million during the three months ended June 30, 2007 as compared to $28 million for the comparable 2006 period, an increase of $55 million. This increase was primarily driven by higher pre-tax income across most GMLAAM business units, especially GM do Brasil and GM Venezolana. This increase was partially offset by the tax benefit of interest on equity transactions executed at GM do Brasil during the second quarter of 2007, which are treated as dividends for U.S. GAAP reporting purposes, and therefore yield a current tax benefit of $14 million.

Income tax expense was $136 million during the six months ended June 30, 2007 as compared to $85 million for the comparable 2006 period, an increase of $51 million. This increase was primarily attributed to increased pre-tax income mentioned above.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results — (continued)

GM Asia Pacific

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Total net sales and revenue	$5,446	$3,782	$10,005	$7,168
Automotive cost of sales	4,818	3,443	8,978	6,410
Selling, general, and administrative expense	354	257	667	529

Operating income	274	82	360	229
Automotive interest and other income (expense)	8	310	16	844

Income before income taxes, other equity income and minority interests	282	392	376	1,073
Income tax expense	53	104	80	356
Equity income (loss) and minority interests, net of tax	(2)	88	47	151

Net income	$227	$376	$343	$868

Net margin	4.2%	9.9%	3.4%	12.1%

	(Volume in thousands)

Production volume(1)(4)	571	482	1,115	954
Vehicle unit sales(2)(3)(5)
Industry	5,063	4,629	10,464	9,714
GM	338	312	726	635
GM as a percentage of industry	6.7%	6.7%	6.9%	6.5%
GM market share — Australia	14.5%	14.7%	14.7%	15.6%
GM market share — China(3)	10.8%	12.3%	12.3%	12.9%

(1)	Includes GM Daewoo Auto & Technology Co., Ltd., Shanghai General Motors Co., Ltd., and SAIC-GM-Wuling Automobile Co., Ltd. joint venture production

(2)	Includes GM Daewoo Auto & Technology Co., Ltd., Shanghai General Motors Co., Ltd., and SAIC-GM-Wuling Automobile Co., Ltd. joint venture sales

(3)	Includes SAIC-GM-Wuling Automobile Co., Ltd. joint venture sales.

(4)	Production volume represents the number of vehicles manufactured from GM’s assembly facilities, and also includes vehicles produced by joint ventures.

(5)	Vehicle unit sales primarily represent sales to the ultimate customer.

GMAP reported net income of $227 million and $376 million for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, GMAP reported net income of $343 million and $868 million, respectively, a decrease of $525 million, or 60.5% due to the gains realized in 2006 as a result of sale of GM’s Suzuki and Isuzu Investments.

Regional Vehicle Sales

Industry vehicle unit sales in the Asia Pacific region increased 9% during the three months ended June 30, 2007, to 5.1 million units, compared to 4.6 million units during the three months ended June 30, 2006. This result reflects strong growth in China, where industry vehicle unit sales increased 23% to 2.2 million units during the three months ended June 30, 2007 from 1.8 million units during the three months ended June 30, 2006. Industry vehicle

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results — (continued)

GM Asia Pacific — (continued)

unit sales in the Asia Pacific region increased 7.7% during the six months ended June 30, 2007, to 10.5 million units, compared to 9.7 million units during the six months ended June 30, 2006. This result reflects strong growth in China, where industry vehicle unit sales increased 22% to 4.3 million units during the six months ended June 30, 2007 from 3.5 million units during the six months ended June 30, 2006. Following a record year in 2006, China’s vehicle market has remained strong in 2007, and GM continues to capitalize on the demand in the China passenger car and light commercial vehicle markets.

GMAP increased its vehicle unit sales in the Asia Pacific region by 8% during the three months ended June 30, 2007, to 338,000 units, from 312,000 units during the three months ended June 30, 2006. GMAP increased its vehicle unit sales in the Asia Pacific region by 14.3% during the six months ended June 30, 2007, to 726,000 units, from 635,000 units during the six months ended June 30, 2006. GMAP’s sales in China accounted for 234,000 units sold during the three months ended June 30, 2007, and 523,000 units sold during the six months ended June 30, 2007. GMAP’s sales in China increased 6% during the three months ended June 30, 2007, from the comparable prior year period, and increased 16% during the six months ended June 30, 2007, from the comparable prior year period. China sales represent 69% and 72% of total GM sales in the Asia Pacific region for the three and six months ended June 30, 2007, respectively. GMAP’s second quarter 2007 market share remained unchanged from the second quarter of 2006 at 6.7%, and GMAP’s first half 2007 market share increased 0.4 percentage points relative to the first half of 2006. Relative to the second quarter and first half of 2006, GMAP gained market share in India and South Korea, and lost market share in China, Australia, and Thailand. Market share gains in India were supported by the addition of the Aveo and Spark to the vehicle portfolio. Although GM reported record sales in China in the first half of 2007, market share deteriorated due to continued robust industry growth. GM Holden’s market share in Australia deteriorated due to a reduction in the share of the upper-medium segment, relative to the total industry.

Total Net Sales and Revenue

GMAP revenue grew $1.6 billion, or 44.0%, to $5.4 billion during the three months ended June 30, 2007, compared to $3.8 billion during the three months ended June 30, 2006. The revenue growth was primarily due to an 8.1% increase in GMAP domestic unit sales, a 37.4% increase in GM Daewoo Auto & Technology Co., Ltd. (GM Daewoo) export unit sales to a diverse global customer base primarily driven by Captiva/Winstrom launch, and favorable pricing and product mix at Holden of $.2 billion due to the VE Commodore in the third quarter of 2006. Favorable vehicle mix increased revenue by $118 million, while favorable foreign currency exchange rates, primarily related to the Australian dollar increased revenue by $65 million.

GMAP revenue grew 39.6% to $10 billion during the six months ended June 30, 2007, compared to $7.2 billion during the six months ended June 30, 2006, driven by factors similar to those which drove year-over-year second quarter revenue growth.

Automotive Cost of Sales

Automotive cost of sales increased by $1.4 billion or 39.9% to $4.8 billion during the three months ended June 30, 2007 compared to $3.4 billion during the three months ended June 30, 2006. This is primarily due to a 36% export unit volume increase at GM Daewoo during the three months ended June 30, 2007, relative to the comparable period in 2006. Automotive cost of sales as a percentage of net sales and revenues was 88.5% during the three months ended June 30, 2007 as compared to 91% in the second quarter of 2006.

Automotive cost of sales increased by 40.1% to $9 billion during the six months ended June 30, 2007 compared to $6.4 billion during the six months ended June 30, 2006. This is primarily due to a 32% vehicle unit volume increase at GM Daewoo during the six months ended June 30, 2007, relative to the comparable period in 2006. Automotive cost of sales as a percentage of net sales and revenues was 89.7% during the six months ended June 30, 2007 as compared to 89.4% in the first half of 2006.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results — (continued)

GM Asia Pacific — (concluded)

In the three months ended June 30, 2007, GMAP recognized separation costs of $8 million related to restructuring activities at GM Holden, and impairment charges of $5 million related to the write-down of product-specific assets at GM Holden. In the six months ended June 30, 2007, GMAP additionally recognized separation costs of $40 million related to restructuring activities at GM Holden and impairment charges of $9 million related to the write-down of product-specific assets at GM Holden.

Selling, General, and Administrative Expense

Selling, general, and administrative expenses increased by $.1 billion in the three and six month periods ended June 30, 2007 as compared to the three and six month periods ended June 30, 2006 due to higher advertising, sales promotion, and administrative expenses which supported higher vehicle unit sales.

Automotive Interest and Other Income (Expense)

Automotive interest and other income (expense) in the three months ended June 30, 2006 included a $311 million gain from the sale of approximately 90 million shares of Isuzu Motors Limited. Automotive interest and other income (expense) in the six months ended June 30, 2006 included a $666 million gain related to the sale of 85% of GM’s investment in Suzuki.

Corporate and Other

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Total net sales and revenue	$22	$(52)	$45	$(99)
Automotive cost of sales	24	141	113	344
Selling, general, and administrative expenses	159	177	326	384
Other expense	575	157	575	303

Operating loss	(736)	(527)	(969)	(1,130)
Automotive interest and other income (expense)	157	101	181	193

Loss before income taxes, other equity income and minority interests	(579)	(426)	(788)	(937)
Income tax benefit	(549)	(307)	(666)	(628)

Net loss	$(30)	$(119)	$(122)	$(309)

The net sales and revenue line primarily reflects prior year eliminations between our automotive business and GMAC. The remainder is associated with our corporate leasing activities.

Corporate and Other includes certain centrally managed costs such as interest and tax reserves, corporate expenditures, the elimination of intersegment transactions, and costs related to pension and postretirement benefits for Delphi and other retirees of divested businesses for which GM has retained responsibility. These costs declined by $135 million and $289 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in the prior year. These declines are distributed between Automotive cost of sales and Selling, general, and administrative expenses, with a $117 million decline in Automotive cost of sales and a $18 million in Selling, general, and administrative expenses in second quarter of 2007 and $231 million in Automotive cost of sales and $58 million in Selling, general, and administrative expenses for the year to date. The declines are primarily due to

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Corporate and Other — (continued)

the UAW Health Care Settlement Agreement, the U.S. salaried workforce’s increased participation in the cost of health care, and capping GM’s contributions to salaried retiree health care at the level of 2006 expenditures.

Other expense of $575 million for the three and six months ended June 30, 2007 relates to a charge associated with GM’s support of the bankruptcy and reorganization of Delphi. This charge consists of incremental Delphi retiree health care costs, reimbursement of labor costs at certain Delphi facilities, and reimbursement of certain pension obligations for Delphi employees. For a further discussion refer to “Delphi Bankruptcy” discussed in Note 9

For the three and six months ended June 30, 2006, respectively, Other expense of $157 million and $303 million relates intersegment eliminations.

The net tax benefits recognized in Corporate and Other for the three and six months ended June 30, 2007 increased by $242 million and $38 million compared to the same period in the prior year. As discussed in Note 10, GM adopted FIN 48 as of January 1, 2007. All adjustments related to FIN 48 are recorded in the Corporate and Other segment. The higher tax benefit in the three months ended June 30, 2007 is primarily the result of uncertain tax positions now deemed more-likely-then-not to be realized and the benefit associated with the Delphi charge discussed above.

FIO Operations Financial Review

GM’s FIO business included the operating results of GMAC’s lines of businesses consisting of Automotive Finance Operations, Mortgage Operations; Insurance, and Other, which includes GMAC’s Commercial Finance business and GMAC’s equity investment in Capmark (previously known as GMAC Commercial Mortgage). On November 30, 2006, GM sold a 51% controlling interest in GMAC to FIM Holdings LLC (FIM Holdings). GM’s remaining interest in GMAC is accounted for using the equity method. Also included in FIO is “Other Financing” which includes financing entities that are not consolidated by GMAC as well as two special purpose entities holding automotive leases previously owned by GMAC and its affiliates that were transferred to GM as part of the GMAC Transaction in November 2006. Therefore, for the three and six months ended June 30, 2007, FIO’s operations primarily reflects its 49% share of the operating results of GMAC LLC as compared to the operating results of GMAC LLC fully consolidated for the comparable 2006 period.

FIO had a net income of $196 million and $100 million for the three months ended June 30, 2007 and 2006, respectively, and net income of $110 million and $597 million for the six months ended June 30, 2007 and 2006, respectively.

GMAC LLC reported net income available to members of $240 million and a net loss of $(116) million during the three and six months ended June 30, 2007, as compared to net income of $787 million and $1,283 million for the comparable periods of 2006. Included in FIO’s “Other Financing” is $57 million and $86 million for three and six months ended June 30, 2007 respectively, of net income relating to the two special purpose entities holding outstanding leases previously owned by GMAC which would have been included in GMAC’s net income in the prior year.

GMAC net income for the three and six months ended June 30, 2007 reflects strong earnings in the global automotive finance and insurance businesses which offset losses in the Mortgage business, which continued to be adversely affected by a decline in the residential housing market and deterioration in the nonprime securitization market in the United States.

Automotive Finance Operations benefited in the three months and six months ended June 30, 2007, due to strong lease residuals, stable credit performance, and increases in servicing income. These results reflect improved margins in North America and continued margin pressure overseas.

Mortgage earnings decreased significantly in the three months and six months ended June 30, 2007 compared to same period in 2006. The 2007 results continue to be adversely affected by domestic economic conditions, which include increases in nonprime delinquencies, a significant deterioration in the nonprime securitization market, and

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Corporate and Other — (concluded)

FIO Operations Financial Review — (concluded)

instability in the residential housing market. Insurance Operations increased in the three months and six months ended June 30, 2007, due to favorable underwriting results primarily driven by lower losses and loss adjustment expenses, which were partially offset by unfavorable acquisition and underwriting expenses and lower realized capital gains.

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

The following update describes what we have done so far to achieve these elements:

Product Excellence.  GM continues to focus significant attention on maintaining consistent product freshness by introducing new vehicles and reducing the average vehicle lifecycle. In 2007 we expect that approximately 40% of GMNA’s retail sales will come from vehicles launched within the prior 18 months. GM expects its total capital expenditures going forward to be in the $8 billion range in 2007 and 2008. GMNA is also allocating capital and engineering to support more fuel-efficient vehicles, including hybrid vehicles in the United States, and is increasing production of active fuel management engines and six-speed transmissions. In addition, GM is undertaking a major initiative in alternative fuels through sustainable technologies such as E85 Flex Fuel vehicles, which run on gasoline, ethanol, or any combination of the two fuels.

Revitalize Sales and Marketing Strategy.  GM is pursuing a revised sales and marketing strategy by focusing on clearly differentiating our brands, optimizing our distribution network, growing in key metropolitan markets, and re-focusing our marketing efforts on the strength and value of our products. In January 2006, GM significantly lowered manufacturer’s suggested retail prices on vehicles that accounted for approximately 80% of its 2006 model year automotive sales volume. GM’s promotion strategy now emphasizes its brands and vehicles, rather than price incentives. In addition, GM has begun increasing advertising in support of new products and specific marketing initiatives to improve GM’s sales performance in key under-developed states. GM’s pricing strategy, improved quality, and product execution, reduced sales to daily rental fleets, as well as a strong market for used vehicles, resulted in higher residual values on GM’s cars and trucks. For 2007, GM is continuing to focus on consistent alignment of its dealers, particularly among Buick, Pontiac, and GMC dealers, improved retail performance in key metropolitan markets, and further reductions in sales to daily rental companies.

Accelerate Cost Reductions and Quality Improvements.  Since our November 2005 announcement of our strategy to reduce structural costs in the manufacturing area, GM has introduced a variety of initiatives to accomplish that strategy. In 2007, we are on track to realize the $9 billion average annual structural-cost savings target versus 2005 in our GMNA and Corporate and Other segments. GM realized $6.8 billion in structural cost reductions in North America during 2006, exceeding the $4 billion of structural cost reductions estimated for 2006 in GM’s 2005 Annual Report on Form 10-K. This improvement is due largely to the success of the attrition programs, including the effect of the pension remeasurement. The expected total annual cash savings from structural cost reductions is approximately $5 billion. In addition, GM is focusing on our long-term goal of reducing

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Key Factors Affecting Future and Current Results — (continued)

Turnaround Plan — (concluded)

our global automotive structural costs to 25% of global revenue. For 2006, global automotive structural costs were less than 30% of revenue, down from approximately 35% in 2005.

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

Address Health Care/Legacy Cost Burden.  Addressing the legacy cost burden of health care for employees and retirees in the United States is one of the critical challenges facing GM. In October 2005, we announced an agreement with the UAW that reduced GM’s hourly retiree health-care obligations. GM began recognizing the benefit from the UAW Health Care Settlement Agreement during the three months ended September 30, 2006. The remeasurement of the U.S. hourly OPEB plans as of March 31, 2006 generated a $1.3 billion reduction in OPEB expense and an approximate $14.5 billion reduction in the OPEB obligation. This reduction in expense was partially offset by the recognition of expense associated with the approximate $3 billion related to capped benefits expected to be paid from GM contributions to the new UAW Mitigation Plan. In April 2006, GM and the International Union of Electrical Workers Communications Workers of America (IUE-CWA) also reached a tentative agreement to reduce health-care costs that is similar to the UAW Health Care Settlement Agreement, which was ratified by the IUE-CWA membership in April 2006 and received court approval in November 2006. GM is also increasing the U.S. salaried workforce’s participation in the cost of health care. In February 2006, GM announced that beginning in January 2007, it would cap its contributions to salaried retiree health care at the level of its 2006 expenditures. After 2006, when average costs exceed established limits, GM will make additional plan changes that affect cost-sharing features of program coverage, effective with the start of the next calendar year. Program changes may include, but are not limited to, higher monthly contributions, deductibles, coinsurance, out-of-pocket maximums, and prescription drug payments. In October 2006, the GM board of directors approved a reduction in the levels of coverage for corporate-paid life insurance for salaried retirees. GM will continue to work with its employees, health-care providers, and the U.S. government to find solutions to the critical issues posed by the rising cost of health care. Initiatives during the six months ended June 30, 2007 included using the global purchasing process to identify more cost-effective suppliers and auditing the eligibility of plan participants as well as working with the UAW and other vehicle manufacturers to support a variety of federal legislation that would reduce employer health care costs.

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

Since the initial filing, GM has worked and will continue to work constructively with Delphi, Delphi’s unions, and other participants in Delphi’s Chapter 11 restructuring process. Delphi, GM, and other interested parties have negotiated certain arrangements described below (the “Proposed Plan”) that we believe will provide a basis for a successful consensual resolution of Delphi’s Chapter 11 proceedings. However, there can be no assurance that these proceedings will be resolved substantially on the terms of the Proposed Plan or on other consensual terms, or that GM will be able to realize any benefits as a result of Delphi’s restructuring process.

Delphi’s financial distress and Chapter 11 filing posed significant risks to GM for two reasons: First, GM’s production operations rely on systems, components, and parts provided by Delphi, GM’s largest supplier, and could be substantially disrupted if Delphi rejects its GM supply agreements or its labor agreements and thereby affects the availability or price of the required systems, components, or parts. Second, in connection with the 1999 spin-off of Delphi, GM provided limited benefit guarantees with regard to certain hourly employees who were transferred to Delphi from GM, which could be triggered in connection with the Chapter 11 proceedings.

Delphi Motions to Reject Various Contracts.

In March 2006, Delphi filed motions in Bankruptcy Court seeking authority to reject its U.S. labor agreements and modify retiree welfare benefits, and to reject certain supply contracts with GM. Hearings on these motions have been adjourned indefinitely while the parties seek a consensual resolution. Delphi’s motions to reject its U.S. labor agreements have been settled as explained below. If the Proposed Plan is not successful, Delphi or one or more of its affiliates could be subject to labor disruptions or could reject or threaten to reject individual contracts with GM, either for the purpose of exiting specific lines of business or in an attempt to increase the price GM pays for certain parts and components. We believe that Delphi is likely to complete a restructuring based on the Proposed Plan, but we are seeking to minimize our risks in case the Proposed Plan is not consummated by protecting our right of setoff against the $1.15 billion we owed to Delphi in the course of ordinary business when it made its Chapter 11 filing. However, the extent to which these obligations are covered by our right to setoff may be subject to dispute by Delphi, the creditors’ committee, or Delphi’s other creditors, and limitation by the court. GM cannot provide any assurance that it will be able to setoff such amounts fully or partially. To date, GM has taken setoffs of approximately $53.6 million against that pre-petition obligation, with Delphi’s agreement.

Benefit Guarantee Agreements.

In connection with the 1999 spin-off of Delphi, GM made commitments to guarantee limited pension and OPEB payments to eligible hourly employees who were transferred to Delphi from GM (Covered Employees), entering into separate agreements with the UAW, the IUE-CWA, and the United Steel Workers (Benefit Guarantee Agreements). Each Benefit Guarantee Agreement contains separate benefit guarantees relating to pension and OPEB obligations, with different triggering events under which GM could be liable if Delphi fails to provide the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Key Factors Affecting Future and Current Results — (continued)

Delphi Bankruptcy — (continued)

corresponding benefit at the required level. Therefore, GM could incur liability under one of the guarantees (e.g., OPEB) without triggering the other guarantees (e.g., pension). In addition, with respect to pension benefits, GM’s guarantee of pension benefits arises only to the extent that pension benefits provided both by Delphi (or an applicable successor) and by the Pension Benefit Guaranty Corporation fall short of the guaranteed amounts.

GM’s obligations under the Benefit Guarantee Agreements have not been triggered by Delphi’s Chapter 11 filing or its motions in Bankruptcy Court to reject its U.S. labor agreements and modify retiree welfare benefits. The Benefit Guarantee Agreements do not obligate GM to guarantee any benefits for Delphi retirees in excess of the corresponding benefits GM provides at the time to its own hourly retirees. Accordingly, any reduction of the benefits GM provides to its hourly retirees would reduce GM’s obligations under the corresponding benefit guarantee.

A separate agreement between GM and Delphi requires Delphi to indemnify GM for any payments under the benefit guarantees to the UAW employees or retirees. Any recovery by GM under indemnity claims against Delphi, however, might be subject to partial or complete discharge in the Delphi reorganization proceeding. As a result, GM’s claims for indemnity may not be paid fully or partially.

The Benefit Guarantee Agreements were originally scheduled to expire on October 18, 2007, unless triggered before then. As described below, GM has agreed to extend the expiration date of the existing Benefit Guarantee Agreement with the UAW from October 18, 2007 to December 31, 2007, and further to March 31, 2008 if approval of the Proposed Plan is being sought. Delphi has agreed to extend its agreement to indemnify GM for payments made under the Benefit Guarantee Agreement with the UAW on the same basis and for the same time period. GM has also agreed to obligations under the Benefit Guarantee Agreements with the UAW under certain circumstances described below under “Proposed Consensual Resolution — Labor MOUs”.

Delphi Attrition Programs.

GM has also assumed costs related to Delphi hourly employees who participated in special attrition and buyout programs, which provided a combination of early retirement programs and other incentives to reduce hourly employment at both GM and Delphi. In 2006, 13,800 Delphi employees represented by the UAW and 6,300 Delphi employees represented by the IUE-CWA elected to participate in these attrition and buyout programs. If Delphi’s bankruptcy proceedings are not resolved consensually according to the Proposed Plan, or otherwise, GM will have a pre-petition, general unsecured claim against Delphi of $3.8 billion related to some of GM’s costs under these attrition and buyout programs, $3.5 billion of such claim would be subject to objections on any grounds other than that the claim did not arise under the terms of certain pre-existing contractual agreements between GM and Delphi.

Proposed Consensual Resolution

GM and Delphi have entered into agreements with the UAW and the IUE-CWA. In July GM also indicated its support for a new investment agreement entered into between Delphi and a group of plan investors. We believe that the arrangements contemplated by these agreements, which are described in this section, should provide a consensual basis for a plan of reorganization which would resolve the issues discussed above.

Labor MOUs.  On June 22, 2007, GM, Delphi, and the UAW entered into a Memorandum of Understanding regarding Delphi’s restructuring (UAW MOU), which was ratified by the UAW membership on June 28 and became effective upon bankruptcy court approval on July 19, 2007. The court order also settled Delphi’s motion to reject the U.S. labor agreements with the UAW. The UAW MOU covers a number of issues including (1) an extension of the GM-UAW benefit guarantee and the related Delphi indemnity, (2) flowbacks by certain Delphi UAW employees, (3) settlement of a UAW claim against Delphi, and (4 GM support for certain specific Delphi sites.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Key Factors Affecting Future and Current Results — (continued)

Delphi Bankruptcy — (continued)

In the UAW MOU, GM agreed to extend the expiration date of the Benefit Guarantee Agreement with the UAW from October 18, 2007 to December 31, 2007. If Delphi has commenced solicitation of acceptance of its plan of reorganization prior to December 31, 2007, but the plan has not been confirmed and substantially consummated by then, the Benefit Guarantee Agreement with the UAW would be further extended to March 31, 2008. Delphi agreed to extend its agreement to indemnify GM for payments made under the Benefit Guarantee Agreement with the UAW on the same basis and for the same time period. GM also agreed that if Delphi terminates its pension plan, ceases to provide on-going service, or fails or refuses to provide post-retirement medical benefits for certain UAW employees at any time before both (a) GM and Delphi execute a comprehensive settlement agreement resolving the financial, commercial and other matters between them (GM-Delphi Settlement Agreement) and (b) the U.S. Bankruptcy Court substantially confirms a Delphi plan of reorganization that incorporates, approves and is consistent with the GM-Delphi Settlement Agreement, the applicable provisions of the Benefit Guarantee Agreement will be triggered for those UAW employees.

GM also agreed in the UAW MOU to allow Delphi UAW employees who were on the payroll prior to October 8, 2005 to flowback to GM and be offered job opportunities at GM for purposes of OPEB under certain circumstances. GM will also permit certain Delphi UAW represented employees to flowback to GM if they agree to retire by September 1, 2007 under the retirement incentives agreed to by Delphi and the UAW in the UAW MOU, and GM will assume OPEB obligations for such retirees. With respect to the retirement incentives, buy outs, buy downs and severance payments agreed to by Delphi and the UAW in the UAW MOU, GM’s financial contribution for such payments will be covered in the GM-Delphi Settlement Agreement, which has not yet been finalized. GM further committed in the UAW MOU to pay $450 million to settle a UAW claim against Delphi, which the UAW has directed GM to pay directly to the GM UAW VEBA trust. GM will be required to make this payment upon execution of the GM-Delphi Settlement Agreement and substantial confirmation of a reorganization plan for Delphi that incorporates the GM-Delphi Settlement Agreement.

In the UAW MOU, GM also agreed to make commitments to certain product programs at certain specified Delphi sites. In addition, at certain Delphi sale sites (Saginaw Steering — Saginaw, Sandusky, and Adrian) and the Delphi “Footprint” sites (Flint East, Needmore Road, and Saginaw Manufacturing), GM agreed to cause the production operations and the active and inactive Delphi UAW employees to be transferred to a third party by certain dates and under certain circumstances. Finally, GM agreed to provide a certain number of job opportunities at each of the Delphi “Footprint” sites by providing business at Flint and Needmore Road to a facility operated by GM or a third party designated by GM, either of which would operate at or near the site, and at Saginaw Manufacturing to a facility operated by a third party.

On August 5, 2007, GM entered into Memorandum of Understanding with Delphi and the IUE-CWA (IUE-CWA MOU), which provides terms that are similar to the UAW MOU with regard to establishing terms related to the consensual triggering of the Benefit Guarantee Agreement offering an additional attrition program, and continuing operations at certain Delphi sites for which GM committed to certain product programs. The IUE-CWA MOU is subject to ratification by the IUE-CWA membership and approval of the Bankruptcy Court. We expect to enter into similar agreements with other U.S. labor unions that represent Delphi hourly employees.

Delphi Reorganization.  On July 7, 2007, Delphi announced the termination of the December 18, 2006 Plan Framework Support Agreement with GM and a consortium of potential investors and the related investment agreement. On July 18, Delphi announced that it would seek bankruptcy court approval of an equity purchase and commitment agreement (EPCA) with a modified investor group led by Appaloosa Management L.P., which would be supported by Delphi’s Statutory Committees and GM. On August 2, 2007, the Bankruptcy Court issued an order approving the EPCA. Under the terms of the EPCA and the GM-Delphi Settlement Agreement as contemplated, GM would release claims against Delphi in exchange for $2.7 billion in cash and an unconditional release of any alleged claims against GM by the bankruptcy estate. In addition, GM will assume up to $2 billion but not less than $1.5 billion of net pension obligations of Delphi, and GM will receive a note payable for the amount of the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Key Factors Affecting Future and Current Results — (continued)

Delphi Bankruptcy — (concluded)

obligations assumed, which will be payable in cash by Delphi on market terms within 10 days after the plan of reorganization becomes effective. As with other customers, certain GM claims related to ordinary business would flow through the Chapter 11 proceedings and be satisfied by Delphi after the reorganization in the ordinary course of business.

GM Claims Against Delphi.

In July 2006, GM filed a Consolidated Proof of Claim, in accordance with the Bankruptcy Court’s procedures order, setting forth GM claims (including the claims of various GM subsidiaries) against Delphi and the other debtor entities. The exact amount of GM’s claims cannot be established because of the contingent nature of many of the claims involved and the fact that the validity and amount of the claims may be subject to objections from Delphi and other stakeholders, but, based on currently available data, the amount of GM’s claims could be as much as $13 billion. Although the Proof of Claim preserves GM’s right to pursue recovery of its claims from Delphi, these claims would be included in the settlement of all claims under the Proposed Plan.

GM Contingent Liability.

Depending on the outcome of the current negotiations and other factors, GM believes that it is probable that it has incurred a contingent liability due to Delphi’s Chapter 11 filing. Based on currently available data and ongoing discussions with Delphi and other stakeholders, GM believes that the range of the contingent exposures is approximately $7 billion. GM currently expects under the GM-Delphi Settlement Agreement to reimburse Delphi for certain labor expenses with an initial payment of up to approximately $500 million when it emerges from bankruptcy, and to provide annual labor-related payments between $300 million and $400 million and annual transitional payments of approximately $100 million, which will be recognized in the future as incurred. GM continues to expect that the cost of these reimbursements will be more than offset in the long term by its savings from reductions to the $2 billion price penalty it now pays Delphi annually for systems, components, and parts.

During 2006, amounts previously recorded under the benefit guarantee were reclassified to GM’s OPEB liability as GM has assumed the OPEB obligation for approximately 17,800 Delphi employees who have returned back to GM to continue working or retire from GM.

GM believes that it is likely that the parties will reach a consensual resolution, so that no payments will be required under the Benefit Guarantee Agreement, except as provided for under the UAW MOU and similar agreements with other Delphi labor unions. If, however, because of unexpected events GM is required to make OPEB payments to current Delphi retirees under the Benefit Guarantee Agreements, GM would expect that such payments would be made from ongoing operating cash flow and financings and would not have a material effect on GM’s cash flows in the short term. If such payments were required, however, they would be likely to increase over time and could have a material effect on GM’s liquidity in coming years. (For reference, Delphi’s 2006 Annual Report on Form 10-K reported that in 2006 it paid benefits of $229 million to hourly and salaried retirees; salaried retirees are not covered under the Benefit Guarantee Agreements).

Because negotiations are not complete, the actual impact of the resolution of issues related to Delphi cannot be determined until the Bankruptcy Court’s approval of a comprehensive resolution and plan of reorganization, and there can be no assurance that the parties will reach a comprehensive resolution and plan or that the Bankruptcy Court will approve such a resolution and plan, or that any resolution and plan will include the terms described above.

Investigations

As previously reported, GM is cooperating with federal governmental agencies in connection with a number of investigations.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Key Factors Affecting Future and Current Results — (concluded)

Investigations — (concluded)

The SEC has issued subpoenas and information requests to GM in connection with various matters including restatements of its previously disclosed financial statements in connection with GM’s accounting for certain foreign exchange contracts and commodities contracts, GM’s financial reporting concerning pension and OPEB, certain transactions between GM and Delphi, supplier price reductions or credits, and any obligation GM may have to fund pension and OPEB costs in connection with Delphi’s bankruptcy proceedings. In addition, the SEC has issued a subpoena in connection with an investigation of our transactions in precious metal raw materials used in our automotive manufacturing operation, and a federal grand jury issued a subpoena in connection with supplier credits.

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

Liquidity and Capital Resources

Investors or potential investors in GM securities consider cash flows of the Automotive and FIO businesses to be a relevant measure in the analysis of GM’s various securities that trade in public markets. Accordingly, GM provides supplemental statements of cash flows to aid users of GM’s Condensed Consolidated Financial Statements in the analysis of liquidity and capital resources.

This information reconciles to the Condensed Consolidated Statements of Cash Flows after the elimination of “Net investing activity with Financing and Insurance Operations” and “Net financing activity with Automotive and

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources — (continued)

Other Operations” line items shown in the table below. Following are such statements for the six months ended June 30, 2007 and 2006:

	Automotive		Financing and Insurance
	Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in millions)

Net cash provided by (used in) continuing operating activities	$2,983	$5,068	$1,044	$(7,457)
Net cash provided by discontinued operations	240	400	—	—

Net cash provided by (used in) operating activities	3,223	5,468	1,044	(7,457)
Cash flows from investing activities
Expenditures for property	(2,883)	(3,128)	(1)	(135)
Investments in marketable securities, acquisitions	(1,490)	(62)	(10)	(11,518)
Investments in marketable securities, liquidations	56	1,663	5	10,246
Net change in mortgage servicing rights	—	—	—	(55)
Increase in finance receivables	—	—	—	(169)
Proceeds from sale of finance receivables	—	—	—	15,213
Proceeds from sale of business units/equity investments	—	1,968	—	8,550
Capital contribution to GMAC LLC	(1,022)	—	—	—
Operating leases, acquisitions	—	—	—	(9,135)
Operating leases, liquidations	—	—	1,613	3,411
Net investing activity with Financing and Insurance Operations	476	1,411	—	—
Investments in companies, net of cash acquired	—	(25)	—	(324)
Other	(121)	(1,031)	10	(580)

Net cash provided by (used in) continuing investing activities	(4,984)	796	1,617	15,504
Net cash used in discontinued operations	(13)	(11)	—	—

Net cash provided by (used in) investing operations	(4,997)	785	1,617	15,504
Cash flows from financing activities
Net increase (decrease) in short-term borrowing	(272)	(331)	(2,290)	(6,853)
Borrowings of long-term debt	1,572	425	—	42,226
Repayment of long-term debt	(1,132)	(379)	—	(43,205)
Net financing activity with Automotive Operations	—	—	(476)	(1,411)
Cash dividends paid to stockholders	(283)	(283)	—	—
Other	—	—	—	1,918

Net cash used in continuing financing activities	(115)	(568)	(2,766)	(7,325)
Net cash used in discontinued operations	—	(1)	—	—

Net cash used in financing operations	(115)	(569)	(2,766)	(7,325)
Effect of exchange rate changes on cash and cash equivalents	169	73	—	98
Net transactions with Automotive/Financing Operations	(14)	(947)	14	947

Net increase (decrease) in cash and cash equivalents	(1,734)	4,810	(91)	1,767
Cash and cash equivalents reclassified as Assets Held for Sale	—	—	—	(14,458)
Cash and cash equivalents at beginning of the period	23,774	15,187	349	15,539

Cash and cash equivalents at end of the period	$22,040	$19,997	$258	$2,848

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources — (continued)

Available Liquidity

GM believes it has sufficient liquidity and financial flexibility to meet its capital requirements over the short and medium term under reasonably foreseeable circumstances. In the third quarter of 2007, we may experience unusually large demands on our liquidity resulting from events related to the expiration of the current collective bargaining agreement with the UAW so we have made preparations to have more liquidity available than usual. Over the long term, GM believes that its ability to meet its capital requirements will primarily depend on the successful execution of its turnaround plan and the return of its North American operations to profitability and positive cash flow. Automotive’s available liquidity includes its cash balances, marketable securities and readily-available assets of its VEBA trusts. At June 30, 2007, Automotive’s available liquidity was $27.2 billion compared with $26.4 billion at December 31, 2006 and $22.9 billion at June 30, 2006. The amount of consolidated cash and marketable securities is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

	June 30,	December 31,	June 30,
	2007	2006	2006
	(Dollars in billions)

Cash and cash equivalents	$22.0	$23.8	$20.0
Marketable securities	1.6	0.1	0.1
Readily-available assets of VEBA trusts	3.6	2.5	2.8

Available Liquidity	$27.2	$26.4	$22.9

In addition to the $3.6 billion of readily-available VEBA trust assets included in available liquidity, GM expects to have access to additional VEBA trust assets over time to reimburse OPEB plan costs. These additional VEBA trust assets totaled $15.3 billion at June 30, 2007, making the total VEBA trust assets available to GM $18.9 billion at June 30, 2007. At December 31, 2006, the total VEBA trust assets were $17.8 billion, $2.5 billion of which was readily-available. At June 30, 2006, the total VEBA trust assets were $18.4 billion, $2.8 billion of which was readily-available. The increase in the total VEBA trust assets since December 31, 2006 was due to asset returns during the year.

GM also has a $4.6 billion standby revolving credit facility with a syndicate of banks, of which $150 million terminates in June 2008 and $4.5 billion terminates in July 2011. As of June 30, 2007, the availability under the revolving credit facility was $4.6 billion. There are $69 million of letters of credit issued under the credit facility, but no loans are currently outstanding. Under the $4.5 billion secured facility, borrowings are limited to an amount based on the value of the underlying collateral, which consists of certain North American accounts receivable and inventory of GM, Saturn Corporation, and GM Canada, certain plants, property and equipment of GM Canada, and a pledge of 65% of the stock of the holding company for GM’s indirect subsidiary GM de Mexico. In addition to the $4.5 billion secured line of credit, the collateral also secures certain lines of credit, automatic clearinghouse and overdraft arrangements, and letters of credit provided by the same secured lenders, totaling $1.5 billion. In the event of certain work stoppages, the secured facility would be temporarily reduced to $3.5 billion.

As an additional source of available liquidity, GM obtained a $4.1 billion standby revolving credit agreement with a syndicate of banks on June 22, 2007. This agreement provides additional available liquidity that GM could use for general corporate purposes, including working capital needs. The facility is secured by GM’s common equity interest in GMAC and matures in June 2008. As of June 30, 2007, the availability under this facility was $4.1 billion. There are no loans currently outstanding.

In May, 2007, GM entered into a revolving credit agreement (Agreement) expiring in June, 2008, with a lender that provides for borrowings of up to $.5 billion. The borrowings are to be used for general corporate purposes including working capital needs. No borrowings were outstanding under this Agreement at June 30, 2007.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources — (continued)

Available Liquidity — (continued)

GM also has an additional $1.7 billion in undrawn committed facilities (including certain off-balance sheet securitization programs) with various maturities and $.9 billion in undrawn uncommitted lines of credit. In addition, GM’s consolidated affiliates with non-GM minority shareholders, primarily GM Daewoo, have a combined $1.6 billion in undrawn committed facilities.

In May, 2007, GM issued $1.5 billion principal amount of Series D convertible debentures due in 2009. The debentures were issued at par with interest at a rate of 1.5%, and may be converted at the option of the holder into common stock based on an initial conversion rate of .6837 shares per $25.00 principal amount of debentures, which represents an initial conversion price of approximately $36.57 per share. In connection with the issuance of the Series D debentures, GM purchased a hedging instrument of the convertible debentures in a private transaction. The hedge instrument is expected to reduce the potential dilution with respect to our common stock upon conversion of the Series D debentures, and effectively increases the conversion price to $45.71 per share. The proceeds from these debentures provide additional available liquidity that GM may use for general corporate purposes, including working capital needs.

Other potential measures to strengthen available liquidity could include the sale of non-core assets, additional public or private financing transactions, and recoveries under the equity purchase and commitment agreement entered into with Delphi and the Plan Investors. In June 2007, GM announced that it had entered into an agreement to sell the commercial and military operations of our Allison Transmission business for $5.6 billion in cash plus assumed liabilities. The transaction is expected to close in the third quarter of 2007. In connection with Delphi, the recoveries to GM under the arrangement contemplated by the equity purchase and commitment agreement and current negotiations are expected to include cash. GM anticipates that such additional liquidity, along with other currently available liquidity described above could be used in funding the turnaround plan and addressing the potential risks and contingencies described below and in our 2006 Annual Report on Form 10-K in “Risk Factors — Risks related to GM and its Automotive business.”

GM believes that it is possible that issues may arise from the restatement of its prior consolidated financial statements under various other financing arrangements. These financing arrangements consist principally of obligations in connection with sale/leaseback transactions and other lease obligations (including off-balance sheet arrangements) and do not include GM’s public debt indentures. In view of the restatement of its prior consolidated financial statements, GM has evaluated the effect of its restatement under these agreements, including its legal rights (such as its ability to cure) with respect to any claims that could be asserted. Based on its review, GM believes that amounts subject to possible claims of acceleration, termination or other remedies are not likely to exceed $2.7 billion (consisting primarily of off-balance sheet arrangements), although no assurances can be given as to the likelihood, nature, or amount of any claims that may be asserted. Moreover, GM believes there may be economic or other disincentives for third parties to raise such claims to the extent they have them. Based on this review, GM reclassified $257 million of these obligations, as of December 31, 2006, from long-term debt to short-term debt. As of June 30, 2007 the amount of such reclassified obligations was $213 million. GM believes that it has sufficient liquidity over the short and medium term, regardless of the resolution of these matters. To date, GM has not received any claims related to these matters.

Cash Flow

The increase in available liquidity to $27.2 billion at June 30, 2007 from $26.4 billion at December 31, 2006 was primarily a result of positive operating cash flow (net of a $1 billion contribution to the mitigation VEBA), an increase in readily-available VEBA trust assets of $1.1 billion and cash flows received from Financing and Insurance operations. This increase was partially offset by capital expenditures and the $1 billion capital contribution to GMAC.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources — (continued)

For the six months ended June 30, 2007, Automotive had positive operating cash flow of $3.2 billion on a net income of $.8 billion, including discontinued operations. That result compares with the positive operating cash flow of $5.5 billion and a net loss of $3.4 billion in the comparable period of 2006. During the six months ended June 30, 2006, GM withdrew $2 billion from its VEBA trusts to reimburse OPEB plan costs. Operating cash flow for the six month period ending June 30, 2007 was unfavorably impacted by $.6 billion of costs related to the GMNA restructuring initiative, $.2 billion of costs related to the GME restructuring initiative, and $.3 billion of costs related to the Delphi special attrition programs, for which the charges were recorded in 2003 to 2006.

Capital expenditures of $2.9 billion and $3.1 billion were a significant use of investing cash in the six months ended June 30, 2007 and 2006, respectively. Capital expenditures were primarily made for global product programs, powertrains and tooling requirements.

On November 30, 2006, GM consummated the GMAC Transaction, in which it sold a controlling 51% interest in GMAC to FIM Holdings. Subsequently, in the first quarter of 2007, GM made a capital contribution of $1 billion to GMAC to restore GMAC’s adjusted tangible equity balance to the contractually required amount of $14.4 billion. This capital contribution was required due to the decrease in the adjusted tangible equity balance of GMAC as of November 30, 2006.

Debt

Automotive’s total debt, including capital leases, industrial revenue bond obligations, and borrowings from GMAC at June 30, 2007 was $39.3 billion, of which $5.2 billion was classified as short-term or current portion of long-term debt and $34.1 billion was classified as long-term. At December 31, 2006, total debt was $38.7 billion, of which $5.7 billion was short-term or current portion of long-term debt and $33 billion was long-term. This increase in total debt was primarily a result of $1.5 billion convertible debenture issuance on May 31, 2007 partly offset by $1.1 billion convertible debentures that were put to GM and settled for cash on March 6, 2007. GM funded this settlement using cash flow from operations and available liquidity.

Short-term borrowing and current portion of long-term debt of $5.1 billion includes $1.8 billion of debt issued by GM’s subsidiaries and consolidated affiliates, and $2.7 billion of related party debt, mainly dealer wholesale floor plan financing from GMAC. GM has various debt maturities other than current of $2.8 billion in 2008 and $2.2 billion in 2009 and various debt maturities of $29.8 billion thereafter. GM believes it has adequate liquidity to settle those obligations as they become due.

In order to provide financial flexibility to GM and its suppliers, GM maintains a trade payables program through GMAC Commercial Finance (GMACCF). Under the terms of the GMAC Transaction, GM will be permitted to continue administering the program through GMACCF so long as GM provides the funding of advance payments to suppliers under the program. As of May 1, 2006, GM commenced funding of the advance payments, and as a result, at June 30, 2007, there was no outstanding balance owed by GM to GMACCF under the program.

Net Liquidity

Net liquidity, calculated as cash, marketable securities, and $3.6 billion ($2.5 billion at December 31, 2006) of readily-available assets of the VEBA trust less the short-term borrowings and long-term debt, was a negative $12.1 billion at June 30, 2007, compared with a negative $12.3 billion at December 31, 2006.

Financing and Insurance Operations

Prior to the consummation of the GMAC Transaction, GMAC paid a dividend to GM of lease-related assets, having a net book value of $4 billion and related deferred tax liabilities of $1.8 billion. This dividend resulted in the transfer to GM of two bankruptcy-remote subsidiaries that hold equity interests in ten trusts that own leased vehicles and issued asset-backed securities collateralized by the vehicles. GMAC originated these securitizations and

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources — (continued)

Financing and Insurance Operations — (concluded)

remains as the servicer of the securitizations. GM consolidates the bankruptcy-remote subsidiaries and the ten trusts for financial reporting purposes.

At June 30, 2007, GM had vehicles subject to operating leases of $9.1 billion compared to $11.8 billion at December 31, 2006, other net assets of $1.5 billion compared to $1.5 billion at December 31, 2006, outstanding secured debt of $7.1 billion compared to $9.4 billion at December 31, 2006, and net equity of $3.6 billion compared to $3.9 billion at December 31, 2006 associated with these bankruptcy-remote subsidiaries.

The decrease in operating leases, secured debt and net equity from December 31, 2006 is the result of the termination of some leases during the six months ended June 30, 2007 and the repayment of the related secured debt. The secured debt has recourse solely to the leased vehicles and related assets. GM continues to be obligated to the bankruptcy-remote subsidiaries for residual support payments on the leased vehicles in an amount estimated to equal $1.3 billion at June 30, 2007 (December 31, 2006 — $1.6 billion). However, neither the securitization investors nor the trusts have any rights to the residual support payments. GM expects the operating leases and related securitization debt to gradually amortize over the next three to four years resulting in the release to these two bankruptcy-remote subsidiaries of certain cash flows related to their ownership of the securitization trusts and related operating leases.

The cash flow that GM expects to realize from the leased vehicle securitizations over the next three to four years will come from three principal sources. The first is cash released from the securitizations on a monthly basis, as a result of available funds exceeding debt service and other required payments in that month. The second is cash received upon and following termination of a securitization, to the extent of remaining overcollateralization. The third is a return of the residual support payments owing from GM each month. For the six months ended June 30, 2007, the total cash flows released to these two bankruptcy-remote subsidiaries was $418 million and from November 2006 through June 30, 2007 the total cash flows released was $536 million.

Status of Debt Ratings

Dominion Bond Rating Services (DBRS), Fitch Ratings (Fitch), Moody’s Investor Service (Moody’s), and Standard & Poors (S&P) currently rate GM’s credit at non-investment grade. The following table summarizes GM’s credit ratings as of August 1, 2007:

Rating Agency	Senior Unsecured Debt	Outlook	Commercial Paper

DBRS	B	Negative	R-5
Fitch	B−	Negative	Withdrawn
Moody’s	Caa1	Negative	Not Prime
S&P	B−	Negative	B-3

On May 14, 2007, DBRS affirmed GM’s senior unsecured debt rating at ‘B’ with ‘Negative’ trend. On May 23, 2007, Fitch affirmed GM’s issuer default rating at ‘B’ with ’Rating Watch Negative’ but downgraded GM’s senior unsecured debt rating to ‘B−’ from ‘B’. On July 12, 2007 Fitch affirmed GM’s issuer default rating at ‘B’ but removed it from ‘Rating Watch Negative’. On June 7, 2007, S&P recalibrated its rating scale resulting in an upgrade to GM’s secured credit rating to ‘BB−’ from ‘B+’. As of August 1, 2007, GM’s secured credit is rated at ‘BB’ by Fitch, ‘Ba3’ by Moody’s and ‘BB−’ by S&P. For the period January 1, 2007 through August 1, 2007, DBRS and Moody’s have taken no ratings action on GM’s unsecured or secured debt.

While the non-investment grade ratings identified above have translated into higher borrowing costs and limited access to unsecured debt markets, these outcomes have been mitigated by actions taken by GM over the past few years to focus on increased use of liquidity sources other than institutional unsecured markets, which are not directly affected by ratings on unsecured debt, including secured funding sources and conduit facilities. Further reductions of GM’s credit ratings could increase the possibility of additional terms and conditions contained in any

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources — (continued)

Status of Debt Ratings — (concluded)

new or replacement financing arrangements. As a result of specific funding actions taken over the past few years, management believes that GM will continue to have access to sufficient capital to meet its ongoing funding needs over the short and medium term. Notwithstanding the foregoing, management believes that the current ratings situation and outlook increase the level of risk for achieving GM’s funding strategy. In addition, the ratings situation and outlook increase the importance of successfully executing GM’s plans for improvement of operating results.

Off-Balance Sheet Arrangements

GM uses off-balance sheet arrangements where the economics and sound business principles warrant their use. GM’s principal use of off-balance sheet arrangements occurs in connection with the securitization and sale of financial assets.

The financial assets sold by GM consist principally of trade receivables that are part of a securitization program that GM has participated in since 2004. As part of this program, GM entered into an agreement to sell undivided interests in eligible trade receivables up to $850 million in 2006 to a bank conduit which funds its purchases through issuance of commercial paper or via direct bank funding. The receivables under the program were sold at fair market value and were excluded from the consolidated balance sheets. The loss on the trade receivables sold is included in Automotive cost of sales and was $1.5 million and $8.3 million for the three months ended June 30, 2007 and 2006, respectively. The amount of receivables sold as of June 30, 2007, December 31, 2006 and June 30, 2006 was $25 million, $200 million and $587 million, respectively. GM does not have a retained interest in the receivables sold, but performs collection and administrative functions. The gross amount of proceeds received from the sale of receivables under this program was $.1 billion and $3.2 billion for three months ended June 30, 2007 and 2006, respectively.

In addition to this securitization program, GM participates in other trade receivable securitization programs, primarily in Europe. Financing providers had a beneficial interest in GM’s pool of eligible European receivables of $.1 billion as of June 30, 2007, December 31, 2006 and June 30, 2006, related to those securitization programs.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources — (concluded)

Off-Balance Sheet Arrangements — (concluded)

Assets in off-balance sheet entities were as follows:

	June 30,	December 31,	June 30,
	2007	2006	2006
	(Dollars in millions)

Assets leased under operating leases	$2,193	$2,248	$2,298
Trade receivables sold*	142	309	713

Total	$2,335	$2,557	$3,011

Financing and Insurance Operations
Receivables sold or securitized:
— Mortgage loans			$95,687
— Retail finance receivables			7,151
— Wholesale finance receivables			21,624

Total			$124,462

*	As of June 30, 2006, additional off-balance sheet trade receivables sold to GMAC were $590 million.

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

Employees

As of June 30, 2007, GM employed 274,000 employees. The following represents GM’s employment by regions at June 30, 2007, December 31, 2006 and June 30, 2006 (in thousands):

	June 30,	December 31,	June 30,
	2007	2006	2006

GMNA(1)	146	152	167
GME	59	60	63
GMLAAM	33	32	32
GMAP	33	34	34
GMAC(2)	—	—	31
Other	3	2	2

Total	274	280	329

(1)	The number of employees for GMNA at June 30, 2007, December 31, 2006, and June 30, 2006 excludes U.S. hourly employees of 5,507, 3,620, and 4,234, respectively, who are on a temporary leave of absence.

(2)	The number of employees at June 30, 2007 and December 31, 2006 exclude GMAC employees, who were removed from the consolidated payroll as a result of the GMAC Transaction in November 2006.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Critical Accounting Estimates

The Condensed Consolidated Financial Statements of GM are prepared in conformity with generally accepted accounting principles, which requires the use of estimates, judgments, and assumptions that affect the reported assets and liabilities as of the financial statements dates and the reported revenues and expenses for the periods presented. GM’s accounting policies and critical accounting estimates are consistent with those described in Note 3 to the Consolidated Financial Statements and the Management’s Discussion and Analysis section in our 2006 Form 10-K. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Management has discussed the development, selection and disclosures of its critical accounting estimates with the Audit Committee of GM’s Board of Directors, and the Audit Committee has reviewed the disclosures relating to these estimates.

Accounting Standards Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS No. 157), which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 are to be applied prospectively. Management is currently assessing the potential impact of the standard on GM’s financial condition and results of operations.

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

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3 “Accounting for Nonrefundable Payments for Goods or Services to Be Used in Future Research and Development Activities”, requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or the related services are performed. The statement is effective for fiscal years beginning after December 15, 2007. Management is currently assessing the potential impact of the standard on GM’s financial condition and results of operations.

In June 2007, the FASB ratified EITF Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11), which requires entities to record tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards to additional paid-in capital. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of nonvested equity shares, nonvested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 is effective for

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Critical Accounting Estimates — (concluded)

Accounting Standards Not Yet Adopted — (concluded)

fiscal years beginning after December 15, 2007, and interim periods within those years. Management does not expect this guidance to have a material effect on GM’s financial condition and results of operations.

Forward-Looking Statements

In this report and in reports subsequently filed by GM with the SEC on Form 10-K and filed or furnished on Form 8-K, and in related comments by management of GM, our use of the words “expect,” “anticipate,” “estimate,” “forecast,” “initiative,” “objective,” “plan,” “goal,” “project,” “outlook,” “priorities,” “target,” “intend,” “evaluate,” “pursue,” “seek,” “may,” “would,” “could,” “should,” “believe,” “potential,” “continue,” “designed,” “impact,” or the negative of any of those words or similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. All statements in this report and subsequent reports which GM may file with the SEC on Form 10-Q or file or furnish on Form 8-K, other than statements of historical fact, including without limitation, statements about future events and financial performance, are forward-looking statements that involve certain risks and uncertainties. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and GM’s actual results may differ materially due to a variety of important factors that may be revised or supplemented in subsequent reports on SEC Forms 10-K, 10-Q, and 8-K. Such factors include, among others, the following:

•	The ability of GM to realize production efficiencies, to achieve reductions in costs as a result of the turnaround restructuring and health care cost reductions and to implement capital expenditures at levels and times planned by management;

•	The pace of product introductions;

•	Market acceptance of the Corporation’s new products;

•	Significant changes in the competitive environment and the effect of competition in the Corporation’s markets, including on the Corporation’s pricing policies;

•	Our ability to maintain adequate liquidity and financing sources and an appropriate level of debt;

•	Changes in the existing, or the adoption of new, laws, regulations, policies, or other activities of governments, agencies, and similar organizations where such actions may affect the production, licensing, distribution, or sale of our products, the cost thereof or applicable tax rates;

•	Costs and risks associated with litigation;

•	The final results of investigations and inquiries by the SEC and other governmental agencies;

•	Changes in our accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, including the range of estimates for the Delphi pension benefit guarantees, which could result in an impact on earnings;

•	Changes in relations with unions and employees/retirees and the legal interpretations of the agreements with those unions with regard to employees/retirees, including the negotiation of a new collective bargaining agreement with the UAW;

•	Negotiations and bankruptcy court actions with respect to Delphi’s obligations to GM, negotiations with respect to GM’s obligations under the pension benefit guarantees to Delphi employees, and GM’s ability to recover any indemnity claims against Delphi;

•	Labor strikes or work stoppages at GM or its key suppliers such as Delphi or financial difficulties at GM’s key suppliers such as Delphi;

•	Additional credit rating downgrades and the effects thereof;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Forward-Looking Statements — (concluded)

•	Shortages of and price increases for fuel; and

•	Changes in economic conditions, commodity prices, currency exchange rates, or political stability in the markets in which we operate.

In addition, GMAC’s actual results may differ materially due to numerous important factors that are described in GMAC’s most recent report on SEC Form 10-K, which may be revised or supplemented in subsequent reports on SEC Forms 10-K, 10-Q, and 8-K. Such factors include, among others, the following:

•	Changes in the residential mortgage market, especially in the nonprime sector;

•	Significant changes in the competitive environment and the effect of competition in the GMAC’s markets, including on the GMAC’s pricing policies;

•	Its ability to maintain adequate financing sources;

•	Its ability to maintain an appropriate level of debt;

•	Restrictions on the ability of GMAC’s residential mortgage subsidiary to pay dividends and prepay subordinated debt obligations to GMAC;

•	Changes in the residual value of off-lease vehicles;

•	Changes in U.S. government-sponsored mortgage programs or disruptions in the markets in which GMAC’s mortgage subsidiaries operate;

•	Changes in its contractual servicing rights;

•	Costs and risks associated with litigation;

•	Changes in GMAC’s accounting assumptions that may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings;

•	Changes in the credit ratings of GMAC or GM;

•	The threat of natural calamities;

•	Changes in economic conditions, currency exchange rates, or political stability in the markets in which it operates; and

•	Changes in the existing, or the adoption of new, laws, regulations, policies, or other activities of governments, agencies and similar organizations.

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

There have been no significant changes in the Corporation’s exposure to market risk since December 31, 2006. Refer to Item 7A in GM’s 2006 Annual Report on Form 10-K.

* * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

GM maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to GM’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

GM’s management, with the participation of its Chairman and Chief Executive Officer (CEO) and its Vice Chairman and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act as of June 30, 2007. Based on that evaluation, GM’s CEO and CFO concluded that, as of that date, GM’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 were not effective at the reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

As discussed in GM’s Annual Report on Form 10-K for the year ended December 31, 2006, management’s assessment identified the following material weaknesses:

1. The Corporation lacked the technical expertise and processes to ensure compliance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), and did not maintain adequate controls with respect to (1) timely tax account reconciliations and analyses, (2) coordination and communication between Corporate Accounting and Tax Staffs, and (3) timely review and analysis of corporate journals recorded in the consolidation process. This material weakness resulted in a restatement of prior financial statements, as described in Note 15 to the Condensed Consolidated Financial Statements, and, if not remediated, has the potential to cause a material misstatement in the future.

2. The Corporation in certain instances lacked the technical expertise and did not maintain adequate procedures to ensure that the accounting for derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), was appropriate. Procedures relating to hedging transactions in certain instances did not operate effectively to (1) properly evaluate hedge accounting treatment (2) meet the documentation requirements of SFAS No. 133, (3) adequately assess and measure hedge effectiveness on a quarterly basis, and (4) establish the appropriate communication and coordination between relevant GM departments involved in complex financial transactions. This material weakness resulted in a restatement of prior financial statements, as described in Note 15 to the Condensed Consolidated Financial Statements and, if not remediated, has the potential to cause a material misstatement in the future.

3. The Corporation did not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with the Corporation’s complex financial accounting and reporting requirements and low materiality thresholds. This was evidenced by a significant number of out-of-period adjustments noted during the year-end closing process. This material weakness contributed to the restatement of prior financial statements, as described in Note 15 to the Condensed Consolidated Financial Statements and, if not remediated, has the potential to cause a material misstatement in the future.

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

Remediation and Changes in Internal Controls

The Corporation is in the process of developing and implementing remediation plans to address our material weaknesses. During the first half of 2007, management conducted a program to plan the remediation of all identified material weaknesses and significant deficiencies using a risk-based approach based on the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). These plans contemplate various changes in process, procedures, policy, training and organizational design, and are currently being implemented. In addition, new senior managers have been appointed to key positions in the accounting area and 35 accounting professionals have been engaged from external resources to address internal control weakness in technical accounting. The tax accounting group has been reorganized under the Tax Staff, headed by a new Director of Global Tax Accounting.

The following specific remedial actions are in process for each of the material weaknesses described above:

1. Reorganize and restructure the Tax Department by (1) implementing new policies and procedures to ensure that tax account reconciliations and analyses are properly prepared and monitored on a timely basis, (2) establishing appropriate communication and collaboration protocols between the Tax Staff and Corporate Accounting group, and (3) hiring the necessary technical tax accounting personnel to support GM’s complex tax environment.

2. Implement additional policies, procedures, and documentation retention requirements for hedge accounting to ensure compliance with SFAS No. 133. Contract with outside SFAS No. 133 experts in the interim until the necessary technical accounting personnel have been hired to support GM’s complex hedge accounting activities.

3. Reorganize and restructure Corporate Accounting by (1) revising the reporting structure and establishing clear roles, responsibilities, and accountability, (2) hiring additional technical accounting personnel to address GM’s complex accounting and financial reporting requirements, and (3) assessing the technical accounting capabilities in the operating units to ensure the right complement of knowledge, skills, and training.

4. Improve period-end closing procedures by (1) requiring all significant non-routine transactions to be reviewed by Corporate Accounting, (2) ensuring that account reconciliations and analyses for significant financial statement accounts are reviewed for completeness and accuracy by qualified accounting personnel, (3) implementing a process that ensures the timely review and approval of complex accounting estimates by qualified accounting personnel and subject matter experts, where appropriate, and (4) developing better monitoring controls at Corporate Accounting and the operating units.

As previously noted, management has augmented the resources in Corporate Accounting by utilizing external resources in technical accounting areas and implemented additional closing procedures during 2007. As a result, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2007, fairly present in all material respects the financial condition and results of operations of the Corporation in conformity with accounting principles generally accepted in the United States of America.

As discussed in GM’s Annual Report on Form 10-K for the year ended December 31, 2005, GM management also identified a significant deficiency in internal controls related to accounting for complex contracts. As part of its remediation efforts, GM management issued procedural guidance to ensure review and evaluation of the appropriate accounting for complex contracts by experienced accounting personnel. GM management will continue to monitor the effectiveness of the remedial actions.

Other than as described above, there have not been any other changes in the Corporation’s internal control over financial reporting during the three and six months ended June 30, 2007, which have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 4.	Controls and Procedures — (concluded)

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within GM have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

* * * * * *

PART II

Item 1.	Legal Proceedings

Canadian Export Antitrust Class Action

In the previously reported antitrust class action consolidated in the U.S. District Co41urt for the District of Maine, In re New Market Vehicle Canadian Export Antitrust Litigation Cases, the court ruled on March 21, 2007 that it will certify 20 separate statewide class actions for damages under various state law theories under Federal Rule 23(b)(3), covering the period from January 1, 2001 to April 30, 2003. General Motors has appealed the certification of the damages classes following the entry of the class certification order and anticipates that its appeal will be consolidated with its pending appeal of a prior order certifying a nationwide class for injunctive relief only.

ERISA Case

On April 12, 2007, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of New York captioned Mary M. Brewer, et al. v. General Motors Investment Management Corporation, et al. The case was brought by a plaintiff who alleges that she is a participant in the Delphi Savings-Stock Purchase Program for Salaried Employees and purports to bring claims on behalf of all participants in that plan as well as participants in the Delphi Personal Savings Plan for Hourly-Rate Employees; the ASEC Manufacturing Savings Plan and the Delphi Mechatronic Systems Savings-Stock Purchase Program against General Motors Investment Management Corporation (GMIMCo) and State Street Bank (State Street). The complaint alleges that GMIMCo and State Street breached their fiduciary duties to plan participants by allowing participants to invest in five different funds that each held primarily the equity of a single company: the EDS Fund, the DIRECTV Fund, the News Corp. Fund, the Raytheon Fund, and the GM Common Stock Fund, all of which plaintiffs allege were imprudent investments because of their inherent risk and poor performance relative to more prudent investment alternatives. The complaint also alleges that GMIMCo breached its fiduciary duties to plan participants by allowing participants to invest in mutual funds offered by FMR Corp. under the Fidelity brand name. Plaintiffs allege that by investing in these funds, participants paid excessive fees and costs that they would not have incurred had they invested in more prudent investment alternatives. The complaint seeks a declaration that defendants have breached their fiduciary duties, an order requiring defendants to compensate the plans for their losses resulting from their breaches of fiduciary duties,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1.	Legal Proceedings — (concluded)

the removal of defendants as fiduciaries, an injunction against further breaches of fiduciary duties, other unspecified equitable and monetary relief, and attorneys fees and costs. No determination has been made that the case may be maintained as a class action.

Environmental Matters

Linden, New Jersey Assembly Plan

GM has entered into a settlement agreement with the New Jersey Department of Environmental Protection and the Administrator of the New Jersey Spill Compensation Fund under which GM will pay $121,752, plus the Department’s assessment costs, to settle the Department’s allegations related to ground water contamination resulting from discharges at the site of a GM assembly plant in Linden, New Jersey. EPA Region II withdrew its previously reported administrative complaint against the Linden assembly plant without prejudice pending a final resolution of a previously reported EPA Region V Administrative Complaint, which is expected some time in 2007.

Greenhouse Gas Lawsuit

In the previously reported tort case, California ex rel. Lockyer v. General Motors Corporation, et al., the United States District Court for the Northern District of California heard oral argument on defendants’ motion to dismiss on March 6, 2007; a ruling has not been issued. Following the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts v. EPA, the parties in Lockyer submitted supplemental briefs commenting on the significance of the decision to the pending motion for dismissal.

* * * * * *

Item 1A.	Risk Factors

The following risk factors, which were disclosed in the 2006 Form 10-K, have been modified to provide additional disclosure related to changes since we filed the 2006 Form 10-K and the First Quarter 2007 Form 10-Q. Refer to the 2006 Form 10-K and the First Quarter 2007 Form 10-Q for an expanded discussion of other risks facing the Corporation listed below under the caption “Other Risk Factors.”

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

The Corporate Average Fuel Economy (CAFE) requirements mandated by the U.S. government pose special concerns. In June 2007, the U.S. Senate approved an energy bill that would significantly increase CAFE requirements to a combined standard for cars and trucks of 35 miles per gallons by 2020, a 40% increase. The estimated cost to the automotive industry of compliance with this new standard would exceed $100 billion, and GM’s compliance cost could require us to alter our capital spending and research and development plans, curtail sales of our higher margin vehicles, cease production of certain models, or even exit certain segments of the vehicle market. Proposals that would result in dramatically higher standards could disrupt our future product plans in ways that would significantly and adversely affect our sales volume, revenue, and profitability in the United States and could result in plant closures and job losses. We anticipate that the U.S. House of Representatives will soon consider

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1A.	Risk Factors — (continued)

Risks related to GM and its automotive business — (continued)

energy legislation that would impose similarly aggressive CAFE standards. In addition, a growing number of states have adopted regulations that establish CO2 emission standards that effectively impose similarly heightened fuel economy standards for new vehicles sold in those states. Although the automotive industry is challenging certain of these state regulations in court, no assurance can be given that these challenges will be successful.

In addition to fuel economy standards, GM products must satisfy legal safety requirements. Meeting or exceeding government-mandated safety standards is difficult and costly, because crashworthiness standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. While GM is managing its product development and production operations on a global basis to reduce costs and lead times, unique national or regional standards or vehicle rating programs can result in additional costs for product development, testing, and manufacturing. Governments often require the implementation of new requirements during the middle of a product cycle, which can be substantially more expensive than accommodating these requirements during the design of a new product.

Shortages and increases in the price of fuel can result in diminished profitability due to shifts in consumer vehicle demand.

High gasoline prices in 2006 and the first half of 2007 contributed to weaker demand for certain of our higher margin vehicles, especially our fullsize sport utility vehicles, as consumer demand shifted to smaller, more fuel-efficient vehicles, which provide lower profit margins and generally represent a smaller proportion of our sales volume in North America. Fullsize pickup trucks, which are generally less fuel efficient than smaller vehicles, provided more than 27% of GM’s retail sales in the first half of 2007, compared to a total industry average of approximately 13% (approximately 14% of industry retail sales). Any future increases in the price of gasoline in the United States or in our other markets or any sustained shortage of fuel could weaken further the demand for such vehicles. Such a result could lower profitability and have a material adverse effect on our business.

Our collective bargaining agreement with the UAW will expire in September 2007, and we intend to negotiate a new agreement that promotes our cost reduction goals.

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

Our current collective bargaining agreement with the UAW will expire in September 2007, and we intend to pursue our cost reduction goals vigorously in negotiating the new agreement. The UAW agreements of the other major U.S. vehicle manufacturers, Ford Motor Company and Chrysler LLC will expire at the same time, and the UAW generally chooses to negotiate a new agreement with one manufacturer that it selects to establish a pattern for agreements with the other two manufacturers. We do not have any influence over which manufacturer may be selected for this pattern bargaining, and if a pattern agreement is established with a different manufacturer, the terms of such an agreement may be disadvantageous to GM. Any UAW strikes, threats of strikes, or other disruption in connection with the negotiation of a new agreement could materially adversely affect our business as well as impair our ability to implement further measures to reduce structural costs and improve production efficiencies in furtherance of our North American initiatives. A lengthy strike by the UAW that involves all or a significant portion of our manufacturing facilities in the United States would have a material adverse effect on our operations and financial condition and result in unusually large demands on our liquidity.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1A.	Risk Factors — (continued)

Risks related to GM and its automotive business — (continued)

The proposed consensual resolution of Delphi’s bankruptcy proceedings may be contested by other parties or rejected by the Bankruptcy Court.

Delphi has announced a number of arrangements that could serve as the basis of a consensual resolution of its bankruptcy proceedings, including the UAW MOU with GM and an equity purchase proposal from an investor group, and Delphi’s Statutory Committees and GM have indicated their support for a plan of reorganization that carries out such arrangements. These arrangements have not been fully negotiated and documented in definitive agreements. Therefore, issues may arise that the parties cannot resolve or that are resolved in ways that increase GM’s obligations or decrease the benefits GM would receive from a resolution of Delphi’s bankruptcy proceedings. In addition, parties excluded from the investor group, or other entities negatively affected by the proposed consensual resolution, may oppose the proposed plan of reorganization in whole or request changes that would have a negative effect on GM’s position. Finally, the Bankruptcy Court may delay its decision or refuse to approve the plan of reorganization, which could result in uncertainty that affects our bargaining with the UAW as well as our ability to plan future production.

Other Risk Factors

The following risk factors, which were disclosed in the 2006 Form 10-K, have not materially changed since we filed the 2006 Form 10-K. Refer to the 2006 Form 10-K for a complete discussion of these risk factors.

Risks related to GM and its automotive business

•	Our continued ability to achieve structural and material cost reductions and to realize production efficiencies for our automotive operations is critical to our ability to achieve our turnaround plan and return to profitability.

•	We must continue to make structural changes to reduce our U.S. health-care cost burden, the source of our largest competitive cost disadvantage.

•	Our extensive pension and OPEB obligations to retirees are a competitive disadvantage for us.

•	Our pension and OPEB expenses are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience, and changes in laws and regulations.

•	We have guaranteed a significant amount of Delphi’s financial obligations to its unionized workers. If Delphi fails to satisfy these obligations, we would be obligated to pay some of these obligations.

•	Delphi may seek to reject or compromise its obligations to us through its Chapter 11 bankruptcy proceedings.

•	Financial difficulties, labor stoppages, or work slowdowns at key suppliers, including Delphi, could result in a disruption in our operations and have a material adverse effect on our business.

•	Increase in cost, disruption of supply, or shortage of raw materials could harm our business.

•	A decline in consumer demand for our higher margin vehicles could result in diminished profitability.

•	The pace of introduction and market acceptance of new vehicles is important to our success.

•	Decreases in the residual value of our vehicles could have a significant negative effect on our results of operations.

•	GM’s significant investment in new technology may not result in successful vehicle applications.

•	We operate in a highly competitive industry that has excess manufacturing capacity.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1A.	Risk Factors — (continued)

Risks related to GM and its automotive business — (concluded)

•	The financial distress, bankruptcy, or insolvency of a major competitor could have significant adverse consequences for us.

•	We could be materially adversely affected by changes or imbalances in currency exchange or other rates.

•	Our liquidity position could be negatively affected by a variety of factors, which in turn could have a material adverse effect on our business.

•	Continued failure to achieve profitability may cause some or all of our deferred tax assets to expire.

•	Further reduction of our credit ratings, or failure to restore our credit ratings to higher levels, could have a material adverse effect on our business.

•	The federal government is currently investigating certain of our accounting practices. The final outcome of these investigations could require us to restate prior financial results.

•	We have determined that our internal controls over financial reporting are currently ineffective. The lack of effective internal controls could adversely affect our financial condition and ability to carry out our strategic business plan.

•	Our indebtedness and other obligations of our automotive operations are significant and could materially adversely affect our business.

•	Economic and industry conditions constantly change and could have a material adverse effect on our business and results of operations.

•	Our businesses outside the United States expose us to additional risks that may cause our revenues and profitability to decline.

•	We are subject to significant risks of litigation.

Risks related to GM’s 49% ownership interest in GMAC

•	General business, economic, and market conditions may significantly affect the operating results of GMAC’s business and earnings.

•	GMAC requires substantial capital, and if GMAC is unable to maintain adequate financing sources, its profitability and financial condition will suffer and jeopardize its ability to continue operations.

•	GMAC’s indebtedness and other obligations are significant and could materially adversely affect its business.

•	GMAC’s earnings may decrease because of increases or decreases in interest rates.

•	GMAC’s hedging strategies may not be successful in mitigating its risks associated with changes in interest rates and could affect its profitability and financial condition.

•	GMAC’s residential mortgage subsidiary’s ability to pay dividends to GMAC is restricted by contractual arrangements.

•	GMAC uses estimates and assumptions in determining the fair value of certain of its assets, its allowance for credit losses, lease residual values, and its reserves for insurance losses and loss adjustment expenses. If its estimates or assumptions prove to be incorrect, its cash flow, profitability, financial condition, and business prospects would be materially adversely affected.

•	GMAC is exposed to credit risk which could affect its profitability and financial condition.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 1A.	Risk Factors — (concluded)

Risks related to GM’s 49% ownership interest in GMAC — (concluded)

•	Recent developments in the residential mortgage market, especially in the nonprime sector, may adversely affect GMAC’s revenues, profitability, and financial condition.

•	Changes in existing U.S. government-sponsored mortgage programs, or disruptions in the secondary markets in the United States or other countries in which GMAC’s mortgage subsidiaries operate, could adversely affect the profitability and financial condition of GMAC’s mortgage business.

•	GMAC may be required to repurchase contracts and provide indemnification if it breaches representations and warranties in its securitization and whole loan transactions, which could harm GMAC’s profitability and financial condition.

•	Significant indemnification payments or contract, lease, or loan repurchase activity of retail contracts or leases or mortgage loans could harm GMAC’s profitability and financial condition.

•	A loss of contractual servicing rights could have a material adverse effect on GMAC’s financial condition, liquidity, and results of operations.

•	The regulatory environment in which GMAC operates could have a material adverse effect on its business and earnings.

•	The worldwide financial services industry is highly competitive. If GMAC is unable to compete successfully or if there is increased competition in the automotive financing, mortgage, and/or insurance markets or generally in the markets for securitizations or asset sales, GMAC’s margins could be materially adversely affected.

* * * * * * * *

Item 2(c).	Purchases of Equity Securities

GM made no purchases of its common stock during the three months ended June 30, 2007.

* * * * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 4.	Submission of Matters to a Vote of Security Holders

The General Motors Corporation’s annual meeting of stockholders was held on June 5, 2007. At that meeting, the following matters were submitted to a vote of the stockholders:

		Final Voting Results
		Votes	Percent

Item No. 1
Nomination and election of directors
The following nominees for directors received the number of votes set opposite their respective names and were elected to serve on the Board of Directors:

Percy N. Barnevik	For	439,042,834	94.3
	Withheld	26,336,904	5.7
Erskine B. Bowles	For	439,532,226	94.4
	Withheld	25,847,512	5.6

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 4.	Submission of Matters to a Vote of Security Holders — (continued)

		Final Voting Results
		Votes	Percent

John H. Bryan	For	435,142,072	93.5
	Withheld	30,237,666	6.5
Armando M. Codina	For	443,605,563	95.3
	Withheld	21,774,175	4.7
Erroll B. Davis, Jr.	For	446,046,597	95.8
	Withheld	19,333,141	4.2
George M.C. Fisher	For	439,049,013	94.3
	Withheld	26,330,725	5.7
Karen Katen	For	440,038,288	94.6
	Withheld	25,341,450	5.4
Kent Kresa	For	423,537,045	91.0
	Withheld	41,842,693	9.0
Ellen J. Kullman	For	424,031,880	91.1
	Withheld	41,347,858	8.9
Philip A. Laskawy	For	423,449,025	91.0
	Withheld	41,930,713	9.0
Kathryn V. Marinello	For	446,769,015	96.0
	Withheld	18,610,723	4.0
Eckhard Pfeiffer	For	419,894,212	90.2
	Withheld	45,485,526	9.8
G. Richard Wagoner, Jr.	For	446,201,778	95.9
	Withheld	19,177,960	4.1
In addition, 676 votes were cast for each of the following: John Chevedden, James Dollinger, Lucy Kessler, John Lauve, Louis Lauve III, Steve Mahac, Erik Nielsen, Larry Parks, Danny Taylor, William Walde, and William Woodward, M.D.; and 476 votes were cast for Dean Fitzpatrick			0.0
Item No. 2
Ratification of the selection of Deloitte & Touche LLP as independent public accountants for the year 2007	For	421,236,249	90.5
	Not in favor
	Against	33,800,994	7.3
	Abstain	10,343,171	2.2

	Total	44,144,165	9.5
	Broker Non-Vote	—	—

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 4.	Submission of Matters to a Vote of Security Holders — (continued)

		Final Voting Results
		Votes	Percent

Item No. 3
Approval of the 2007 Annual Incentive Plan	For	434,407,716	93.3
	Not in favor
	Against	19,493,945	4.2
	Abstain	11,478,553	2.5

	Total	30,972,498	6.7
	Broker Non-Vote	—	—
Item No. 4
Approval of the 2007 Long-Term Incentive Plan	For	306,500,951	87.7
	Not in favor
	Against	31,778,280	9.1
	Abstain	11,124,899	3.2

	Total	42,903,179	12.3
	Broker Non-Vote	115,976,085	—
Item No. 5
Stockholder proposal regarding disclosure of political contributions	For	15,313,094	4.4
	Not in favor
	Against	295,716,392	84.6
	Abstain	38,374,843	11.0

	Total	334,091,235	95.6
	Broker Non-Vote	115,976,085	—
Item No. 6
Stockholder proposal regarding limit on directorships of GM Board members	For	15,582,930	4.5
	Not in favor
	Against	322,976,454	92.4
	Abstain	10,844,945	3.1

	Total	333,821,399	95.5
	Broker Non-Vote	115,976,085	—
Item No. 7
Stockholder proposal regarding greenhouse gas emissions	For	89,907,649	25.7
	Not in favor
	Against	218,824,558	62.6
	Abstain	40,671,622	11.7

	Total	259,496,180	74.3
	Broker Non-Vote	115,976,585	—

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 4.	Submission of Matters to a Vote of Security Holders — (continued)

		Final Voting Results
		Votes	Percent

Item No. 8
Stockholder proposal regarding cumulative voting	For	90,813,196	26.0
	Not in favor
	Against	247,261,567	70.8
	Abstain	11,329,566	3.2

	Total	258,591,133	74.0
	Broker Non-Vote	115,976,085	—
Item No. 9
Stockholder proposal regarding stockholder approval of a “poison pill”	For	63,946,276	18.3
	Not in favor
	Against	271,262,719	77.6
	Abstain	14,194,834	4.1

	Total	285,457,553	81.7
	Broker Non-Vote	115,976,585	—
Item No. 10
Stockholder proposal regarding special stockholder meetings	For	143,499,738	41.1
	Not in favor
	Against	193,969,205	55.5
	Abstain	11,935,186	3.4

	Total	205,904,391	58.9
	Broker Non-Vote	115,976,085	—

		Final Voting Results
		Votes	Percent

Item No. 11
Stockholder proposal regarding performance-based equity compensation	For	73,920,595	21.2
	Not in favor
	Against	264,483,778	75.7
	Abstain	10,999,956	3.1

	Total	275,483,734	78.8
	Broker Non-Vote	115,976,085	—

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 4.	Submission of Matters to a Vote of Security Holders — (concluded)

		Final Voting Results
		Votes	Percent

Item No. 12
Stockholder proposal regarding recouping unearned incentive bonuses	For	40,934,930	11.7
	Not in favor
	Against	297,843,876	85.2
	Abstain	10,625,023	3.1

	Total	308,468,899	88.3
	Broker Non-Vote	115,976,585	—
Item No. 13
Stockholder proposal regarding optimum Board size	For	12,952,111	3.7
	Not in favor
	Against	324,682,901	92.9
	Abstain	11,769,317	3.4

	Total	336,452,218	96.3
	Broker Non-Vote	115,976,085	—
Item No. 14
Stockholder proposal regarding simple majority vote	For	61,465,439	17.6
	Not in favor
	Against	276,614,575	79.2
	Abstain	11,323,815	3.2

	Total	287,938,390	82.4
	Broker Non-Vote	115,976,585	—

* * * * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit
Number	Exhibit Name

10.1	UAW-Delphi-GM Memorandum of Understanding — Delphi Restructuring
10.2	Asset Purchase Agreement dated as of June 28, 2007 by and between General Motors Corporation and Clutch Operating Company, Inc.
10.3	General Motors Corporation 2007 Cash-Based Restricted Stock Unit Plan (Amendment to 2006 Cash-Based Restricted Stock Unit Plan)
10.4	Form of Special RSU Grant award document for March 2007 award
10.5	Form of Special Cash-based RSU Grant award document for March 2007 award
10.6	364-Day Revolving Credit Agreement Among General Motors Corporation, the Several Lenders, Bank of America, N.A. as Syndication Agent, and JPMorgan Chase Bank, N.A. as Administrative Agent dated as of June 22, 2007
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* * * * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS CORPORATION
(Registrant)

By:	/s/ NICK S. CYPRUS
(Nick S. Cyprus, Controller and Chief Accounting Officer)

Date: August 7, 2007

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

10.1	UAW-Delphi-GM Memorandum of Understanding — Delphi Restructuring
10.2	Asset Purchase Agreement dated as of June 28, 2007 by and between General Motors Corporation and Clutch Operating Company, Inc.
10.3	General Motors Corporation 2007 Cash-Based Restricted Stock Unit Plan (Amendment to 2006 Cash-Based Restricted Stock Unit Plan)
10.4	Form of Special RSU Grant award document for March 2007 award
10.5	Form of Special Cash-based RSU Grant award document for March 2007 award
10.6	364-Day Revolving Credit Agreement Among General Motors Corporation, the Several Lenders, Bank of America, N.A. as Syndication Agent, and JPMorgan Chase Bank, N.A. as Administrative Agent dated as of June 22, 2007
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002