Form 10-Q
period 2007-09-30
GENERAL MOTORS CORP
filed 2007-11-08
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

As of October 31, 2007, the number of shares outstanding of the Registrant’s common stock was 565,993,943 shares.

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

INDEX

		Page No.

Part I — Financial Information
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006 (As restated)	3
	Condensed Consolidated Balance Sheets as of September 30, 2007, December 31, 2006, and September 30, 2006 (As restated)	4
	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2007 and 2006 (As restated)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	53
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	99
Item 4.	Controls and Procedures	99

Part II — Other Information
Item 1.	Legal Proceedings	101
Item 1A.	Risk Factors	103
Item 2 (C).	Purchases of Equity Securities	110
Item 6.	Exhibits	111
Signatures		112
First Amendment dated August 7, 2007 to the Asset Purchase Agreement dated as of June 28, 2007
Second Amendment dated October 1, 2007 to the Asset Purchase Agreement dated as of June 28, 2007
Global Settlement Agreement dated September 6, 2007
First Amendment to the Global Settlement Agreement dated as of October 29, 2007
Master Restructuring Agreement dated September 6, 2007
First Amendment to the Master Restructuring Agreement dated as of October 29, 2007
Section 302 Certification of the Chief Executive Officer
Section 302 Certification of the Chief Financial Officer
Certification of the Chief Executive Officer Pursuant to Section 906
Certification of the Chief Financial Officer Pursuant to Section 906

PART I

Item 1.	Condensed Consolidated Financial Statements

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(As restated,		(As restated,
		Note 16)		Note 16)

Net sales and revenue
Automotive sales	$43,134	$39,612	$131,695	$127,657
Financial services and insurance revenue	700	9,280	2,530	27,214

Total net sales and revenue	43,834	48,892	134,225	154,871

Costs and expenses
Automotive cost of sales	41,540	37,184	122,210	124,598
Selling, general and administrative expense	3,601	3,155	10,205	9,740
Financial services and insurance expense	640	7,596	2,334	23,608
Other expenses	350	1,943	925	3,151

Total costs and expenses	46,131	49,878	135,674	161,097

Operating loss	(2,297)	(986)	(1,449)	(6,226)
Equity in loss of GMAC LLC	(809)	—	(874)	—
Automotive and other interest expense	(776)	(529)	(2,256)	(1,861)
Automotive interest income and other non-operating income	544	310	1,535	2,093

Loss from continuing operations before income taxes, other equity income and minority interests	(3,338)	(1,205)	(3,044)	(5,994)
Income tax expense (benefit) (Note 11)	39,186	(977)	38,805	(2,523)
Equity income (loss) and minority interests, net of tax	12	(49)	79	193

Loss from continuing operations	(42,512)	(277)	(41,770)	(3,278)
Discontinued Operations (Note 3)
Income from discontinued operations, net of tax	45	130	256	350
Gain on sale of discontinued operations, net of tax	3,504	—	3,504	—

Income from discontinued operations	3,549	130	3,760	350

Net loss	$(38,963)	$(147)	$(38,010)	$(2,928)

Basic earnings (loss) per share:
Continuing operations	$(75.12)	$(.49)	$(73.82)	$(5.80)
Discontinued operations	6.27	.23	6.64	.62

Total	$(68.85)	$(.26)	$(67.18)	$(5.18)

Weighted average common shares outstanding, basic (millions)	566	566	566	566

Diluted earnings (loss) per share:
Continuing operations	$(75.12)	$(.49)	$(73.82)	$(5.80)
Discontinued operations	6.27	.23	6.64	.62

Total	$(68.85)	$(.26)	$(67.18)	$(5.18)

Weighted average common shares outstanding, diluted (millions)	566	566	566	566

Cash dividends per share	$.25	$.25	$.75	$.75

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	September 30,	December 31,	September 30,
	2007	2006	2006
		(As restated,	(As restated,
		Note 16)	Note 16)

ASSETS
Current Assets
Cash and cash equivalents	$24,402	$23,774	$17,802
Marketable securities	1,978	138	107

Total cash and marketable securities	26,380	23,912	17,909
Accounts and notes receivable, net	10,728	8,216	6,855
Inventories	15,530	13,921	14,822
Equipment on operating leases, net	5,572	6,125	6,569
Deferred income taxes and other current assets	2,204	11,957	10,813

Total current assets	60,414	64,131	56,968
Financing and Insurance Operations Assets
Cash and cash equivalents	328	349	3,089
Assets held for sale	—	—	282,847
Equipment on operating leases, net	7,856	11,794	13,325
Investment in GMAC LLC	6,852	7,523	—
Other assets	4,119	2,457	1,827

Total Financing and Insurance Operations Assets	19,155	22,123	301,088
Non-Current Assets
Property, net	42,264	41,934	38,959
Deferred income taxes (Note 11)	975	33,079	24,972
Prepaid pension	18,920	17,366	37,691
Other assets	7,772	7,671	8,357

Total non-current assets	69,931	100,050	109,979

Total Assets	$149,500	$186,304	$468,035

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable (principally trade)	$30,514	$26,931	$27,318
Short-term borrowings and current portion of long-term debt	5,263	5,666	1,436
Accrued expenses	34,619	35,225	40,235

Total current liabilities	70,396	67,822	68,989
Financing and Insurance Operations Liabilities
Liabilities related to assets held for sale	—	—	272,869
Debt	5,962	9,438	10,073
Other liabilities and deferred income taxes	1,666	2,139	2,243

Total Financing and Insurance Operations Liabilities	7,628	11,577	285,185
Non-Current Liabilities
Long-term debt	34,670	33,067	33,118
Postretirement benefits other than pensions	48,336	50,409	34,534
Pensions	12,214	11,934	15,937
Other liabilities and deferred income taxes	16,327	15,957	17,714

Total non-current liabilities	111,547	111,367	101,303

Total liabilities	189,571	190,766	455,477
Minority interests	1,700	1,190	1,210
Stockholders’ Equity (Deficit)
Preferred stock, no par value, 6,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $1 2/3 par value (2,000,000,000 shares authorized, 756,637,541 and 565,877,391 shares issued and outstanding at September 30, 2007, respectively, 756,637,541 and 565,670,254 shares issued and outstanding at December 31, 2006, respectively, and 756,637,541 and 565,611,157 shares issued and outstanding at September 30, 2006, respectively)	943	943	943
Capital surplus (principally additional paid-in capital)	15,264	15,336	15,316
Retained earnings (deficit)	(38,528)	195	(616)
Accumulated other comprehensive loss	(19,450)	(22,126)	(4,295)

Total stockholders’ equity (deficit)	(41,771)	(5,652)	11,348

Total Liabilities, Minority Interests and Stockholders’ Equity (Deficit)	$149,500	$186,304	$468,035

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars and shares in millions)
(Unaudited)

						Accumulated
						Other	Total
	Shares of			Comprehensive	Retained	Comprehensive	Stockholders’
	Common	Common	Capital	Income	Earnings	Income	Equity
	Stock	Stock	Surplus	(Loss)	(Deficit)	(Loss)	(Deficit)
Balance December 31, 2005, as previously reported	566	$943	$15,285		$2,960	$(4,535)	$14,653
Prior period adjustments (Note 16)	—	—	—		(211)	—	(211)

Balance December 31, 2005, as restated	566	943	15,285		2,749	(4,535)	14,442
Net loss, as restated (Note 16)	—	—	—	$(2,928)	(2,928)	—	(2,928)
Cumulative effect of a change in accounting principle — adoption of SFAS No. 156, net of tax	—	—	—	—	(13)	—	(13)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	526	—	—	—
Unrealized loss on derivatives	—	—	—	(207)	—	—	—
Unrealized gain on securities	—	—	—	3	—	—	—
Minimum pension liability adjustment	—	—	—	(82)	—	—	—

Other comprehensive income	—	—	—	240	—	240	240

Comprehensive loss				$(2,688)

Stock options	—	—	31		—	—	31
Cash dividends paid	—	—	—		(424)	—	(424)

Balance September 30, 2006, as restated (Note 16)	566	$943	$15,316		$(616)	$(4,295)	$11,348

Balance December 31, 2006, as restated (Note 16)	566	$943	$15,336		$195	$(22,126)	$(5,652)
Net loss	—	—	—	$(38,010)	(38,010)	—	(38,010)
Effects of accounting change regarding pension plan and OPEB measurement-dates pursuant to SFAS No. 158, net of tax	—	—	—	—	(425)	1,153	728
Cumulative effect of a change in accounting principle — adoption of FIN 48, net of tax	—	—	—	—	137	—	137
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	563	—	—	—
Unrealized gain on derivatives	—	—	—	73	—	—	—
Unrealized loss on securities	—	—	—	(2)	—	—	—
Defined benefit plans:
Net prior service cost	—	—	—	212	—	—	—
Net actuarial gain	—	—	—	673	—	—	—
Net transition asset/obligation	—	—	—	4	—	—	—

Other comprehensive income	—	—	—	1,523	—	1,523	1,523

Comprehensive loss				$(36,487)

Stock options	—	—	27		—	—	27
Cash dividends paid	—	——	—		(425)	—	(425)
Purchase of convertible note hedge (Note 8)	—	—	(99)		—	—	(99)

Balance September 30, 2007	566	$943	$15,264		$(38,528)	$(19,450)	$(41,771)

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Cash provided by (used in) continuing operating activities	$3,641	$(5,835)
Cash provided by discontinued operating activities	221	495

Net cash provided by (used in) operating activities	3,862	(5,340)
Cash flows from investing activities
Expenditures for property	(4,939)	(5,356)
Investments in marketable securities, acquisitions	(1,984)	(10,627)
Investments in marketable securities, liquidations	113	11,591
Net change in mortgage servicing rights	—	(65)
Increase in finance receivables	—	(55,603)
Proceeds from sale of finance receivables	—	66,859
Proceeds from sale of business units/equity investments	5,354	10,524
Operating leases, acquisitions	—	(13,772)
Operating leases, liquidations	2,463	5,266
Capital contribution to GMAC LLC	(1,022)	—
Investments in companies, net of cash acquired	(42)	(351)
Other	19	(634)

Cash provided by (used in) continuing investing activities	(38)	7,832
Cash used in discontinued investing activities	(22)	(20)

Net cash provided by (used in) investing activities	(60)	7,812
Cash flows from financing activities
Net increase (decrease) in short-term borrowings	(3,732)	1,267
Borrowings of long-term debt	1,919	66,430
Payments made on long-term debt	(1,244)	(76,384)
Cash dividends paid to stockholders	(425)	(424)
Other	—	2,931

Cash used in continuing financing activities	(3,482)	(6,180)
Cash used in discontinued financing activities	(5)	—

Net cash used in financing activities	(3,487)	(6,180)
Effect of exchange rate changes on cash and cash equivalents	292	176

Net increase (decrease) in cash and cash equivalents	607	(3,532)
Cash and cash equivalents reclassified to assets held for sale	—	(6,303)
Cash and cash equivalents at beginning of the period	24,123	30,726

Cash and cash equivalents at end of the period	$24,730	$20,891

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Nature of Operations

General Motors Corporation (GM) is primarily engaged in the worldwide production and marketing of cars and trucks. We develop, manufacture and market vehicles worldwide through our four automotive regions: GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM) and GM Asia Pacific (GMAP). Also, our finance and insurance operations are primarily conducted through GMAC LLC, the successor to General Motors Acceptance Corporation (together with GMAC LLC, GMAC), a wholly-owned subsidiary through November 2006. On November 30, 2006, we sold a 51% controlling ownership interest in GMAC to a consortium of investors. After the sale, we have accounted for our 49% ownership interest in GMAC using the equity method. GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential mortgage services, automobile service contracts, personal automobile insurance coverage and selected commercial insurance coverage. We operate in two businesses, consisting of Automotive (GM Automotive or GMA) and Financing and Insurance Operations (FIO).

Note 2.	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of only normal recurring items, considered necessary for a fair presentation of the financial position and results of operations of GM. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC.

The Condensed Consolidated Financial Statements include the accounts of GM and our subsidiaries that are controlled by us due to ownership of a majority voting interest. In addition, we consolidate variable interest entities (VIEs) for which we are the primary beneficiary. Our share of earnings or losses of investees are included in the consolidated operating results using the equity method of accounting, when we are able to exercise significant influence over the operating and financial decisions of the investee. If we are not able to exercise significant influence over the operating and financial decisions of the investee, the cost method of accounting is used. All intercompany balances and transactions have been eliminated in consolidation.

Change in Presentation of Financial Statements

In 2007, we changed our income statement presentation to present costs and expenses of our FIO operations as a separate line. In so doing, we reclassified FIO’s portion of Selling, general and administrative expense and Interest expense to Financial services and insurance expense. Also, Automotive and other interest expense has been presented within non-operating income and expenses. Additionally, prior period results have been reclassified for the retroactive effect of discontinued operations. Refer to Note 3. Certain reclassifications have been made to the comparable 2006 restated financial information to conform to the current period presentation.

Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans

As previously reported in our 2006 Annual Report on Form 10-K, we recognized the funded status of our benefit plans at December 31, 2006 in accordance with the recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). Additionally, we elected to adopt early the measurement date provisions of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

SFAS No. 158 at January 1, 2007. Those provisions require the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. Refer to Note 14.

In conjunction with entering into the 2007 labor contract with the International Union, United Automotive, Aerospace and Agricultural Implement Workers of America (UAW) (2007 National Agreement), we granted incremental basic pension benefits and lump sum pension payments to current and future retirees which resulted in plan amendments to our hourly pension plan. These plan amendments will be amortized over the term of the 2007 National Agreement, which is four years. Previously, prior service costs related to basic pension benefit increases were amortized over the average remaining service period for active employees at the time of the amendment, currently approximately 10.1 years, and lump sum payments were expensed in the period of contract approval. During the third quarter of 2007, we re-evaluated the period of economic benefit for basic pension benefit increases and lump sum payments. Due to the nature of the change in OPEB benefits under the 2007 National Agreement (refer to Note 19), coupled with our bargaining history of granting pension benefit increases, we now believe that the term of the contract is more representative of the period of future economic benefit for both basic pension benefit increases and lump sum payments. This change, reported as a change in estimate, resulted in $1.6 billion of additional expense in the third quarter of 2007 related to the accelerated recognition of unamortized prior service costs in our U.S. hourly plans associated with pension benefit increases from prior labor contracts due to our determination that there is no period of future economic benefit remaining. This change resulted in an increase in the third quarter basic and diluted loss per share of $2.76. (Refer to Note 14.)

Accounting for Uncertainty in Income Taxes

During the first quarter of 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effect(s) of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle. We adopted FIN 48 as of January 1, 2007, and recorded an increase to Retained earnings of $137 million as a cumulative effect of a change in accounting principle with a corresponding decrease to the liability for uncertain tax positions. Refer to Note 11 for more information regarding the impact of adopting FIN 48.

Accounting for Early Retirement or Postemployment Programs with Specific Features

On January 1, 2006, we adopted Emerging Issues Task Force Issue No. 05-5, “Accounting for Early Retirement or Postemployment Programs with Specific Features” (EITF 05-5), which states that the bonus and contributions made into the German government pension program should be accounted for under the guidance in SFAS No. 112, “Employers’ Accounting for Postemployment Benefit Costs”, and the government subsidy should be recognized when a company meets the necessary conditions to be entitled to the subsidy. As clarified in EITF 05-5, beginning in 2006, we recognized the bonus and additional contribution, collectively, additional compensation, into the German government pension plan over the period from which the employee signed the program contract until the end of the active service period. Prior to 2006, we recognized the full additional compensation one year before the employee entered the active service period. The change, reported as a change in accounting estimate effected by a change in accounting principle, resulted in additional compensation expense of $68 million for the nine months ended September 30, 2006.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Accounting for Servicing of Financial Assets

On January 1, 2006, we adopted SFAS No. 156, “Accounting for Servicing of Financial Assets” (SFAS No. 156), which: (1) provides revised guidance on when a servicing asset and servicing liability should be recognized; (2) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable; (3) permits an entity to elect to measure servicing assets and liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; (4) provides that upon initial adoption a one-time reclassification of available-for-sale securities to trading securities for securities that are identified as offsetting an entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the balance sheet and additional disclosures. We recorded a reduction to Retained earnings as of January 1, 2006 of $13 million as a cumulative effect of a change in accounting principle for the adoption of SFAS No. 156.

Accounting Standards Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 are to be applied prospectively. Management is currently assessing the potential impact of the standard on our financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115” (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Management is currently assessing the potential impact of the standard on our financial condition and results of operations.

In June 2007, the FASB ratified EITF Issue No. 07-3, “Accounting for Nonrefundable Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or the related services are performed. The statement is effective for fiscal years beginning after December 15, 2007. Management is currently assessing the potential impact of the standard on our financial condition and results of operations.

In June 2007, the FASB ratified EITF Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11), which requires entities to record tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards to additional paid-in capital. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of nonvested equity shares, nonvested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years. Management does not expect this guidance to have a material effect on our financial condition and results of operations.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 3.	Divestitures of Businesses

Sale of Allison Transmission Business

In August 2007, we completed the sale of the commercial and military operations of our Allison Transmission (Allison) business. The negotiated purchase price of $5.6 billion in cash plus assumed liabilities was paid on closing. The purchase price was subject to adjustment based on the amount of Allison’s net working capital and debt on the closing date. Subsequently, we advanced $200 million to the buyer as a preliminary purchase price adjustment resulting in an adjusted purchase price of $5.4 billion. We currently anticipate that the final purchase price adjustment will be made in the fourth quarter of 2007. A gain on the sale of Allison in the amount of $5.3 billion, $3.5 billion after-tax, inclusive of the preliminary purchase price adjustments, was recognized in the three and nine months ended September 30, 2007. Allison, formerly a division of GM’s Powertrain Operations, is a global leader in the design and manufacture of commercial and military automatic transmissions and a premier global provider of commercial vehicle automatic transmissions for on-highway, including trucks, specialty vehicles, buses and recreational vehicles, off-highway and military vehicles, as well as hybrid propulsion systems for transit buses. We retained the GM Powertrain Operations’ facility near Baltimore, which manufactures automatic transmissions primarily for GM trucks and hybrid propulsion systems, was retained by GM.

The results of operations and cash flows of Allison have been reported in the Condensed Consolidated Financial Statements as discontinued operations for all periods presented. Historically, Allison was reported within North America Operations in the Automotive business.

The following table summarizes the results of discontinued operations (dollars in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$164	$521	$1,225	$1,631
Operating income from discontinued operations	73	205	409	552
Income tax provision	25	77	148	204
Income from discontinued operations, net of tax	45	130	256	350
Gain on sale of discontinued operations, net of tax	3,504	—	3,504	—

As part of the transaction, GM and the buyers of Allison entered into an agreement whereby we may provide the new parent company of Allison with contingent financing of up to $100 million. Such financing would be made available if, during a defined period of time, Allison was not in compliance with its financial maintenance covenant under a separate credit agreement. Such GM financing would be contingent on the stockholders of the new parent company of Allison committing to provide an equivalent amount of funding to Allison, either in the form of equity or a loan, and, if a loan, such loan would be granted on the same terms as the GM loan. This commitment expires on December 31, 2010. Additionally, both parties have entered into non-compete arrangements for a term of 10 years in the United States and for a term of five years in Europe.

Sale of 51% Controlling Interest in GMAC

In April 2006, GM and its wholly owned subsidiaries, GMAC and GM Finance Co. Holdings Inc., entered into a definitive agreement pursuant to which we agreed to sell a 51% controlling interest in GMAC for a purchase price of $7.4 billion to FIM Holdings LLC (FIM Holdings). FIM Holdings is a consortium of investors, including Cerberus FIM Investors, LLC, Citigroup Inc., Aozora Bank Limited and a subsidiary of the PNC Financial Services Group, Inc. The sale was completed on November 30, 2006. We have retained a 49% interest in GMAC’s Common Membership Interests. The total value of the cash proceeds and distributions to us after repayment of certain intercompany obligations, and before we purchased the preferred membership interests of GMAC, was expected to

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

be $14 billion over three years, comprised of the $7.4 billion purchase price and a $2.7 billion cash dividend at closing, and other transaction related cash flows including the monetization of certain retained assets. In March 2007, we made a capital contribution to GMAC of $1 billion to restore its adjusted tangible equity balance to the contractually required amount of $14.4 billion, due to the decrease in the adjusted tangible equity balance of GMAC as of November 30, 2006.

For the three and nine months ended September 30, 2006, GMAC’s earnings and cash flows are fully consolidated in our Condensed Consolidated Statements of Operations and Statements of Cash Flows. However, as a result of the agreement to sell the 51% equity interest, certain assets and liabilities of GMAC were classified as held for sale in our Condensed Consolidated Balance Sheet as of September 30, 2006. Pursuant to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), we ceased depreciation on GMAC’s long-lived assets classified as held for sale. The following table presents GMAC’s major classes of assets and liabilities classified as held for sale as of September 30, 2006 (dollars in millions):

Cash and cash equivalents	$6,303
Marketable securities	19,261
Finance receivables, net	181,243
Loans held for sale	24,996
Account and notes receivable	7,651
Inventories, net	554
Net equipment on operating leases, net	24,347
Other assets	20,315
Allowance to reflect assets held for sale at fair value less cost to sell	(1,823)

Total assets held for sale	$282,847

Accounts payable	$4,215
Notes and loans payable	237,900
Deferred income taxes	1,502
Accrued expenses and other liabilities	29,252

Total liabilities related to assets held for sale	$272,869

The table above represents 100% of the respective assets and liabilities of GMAC that were held for sale as of September 30, 2006.

We recognized a non-cash impairment charge of $2.9 billion during 2006, of which $615 million and $1.8 billion was recorded in Other expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006, respectively, to reflect GMAC’s assets that were classified as held for sale at the lower of carrying value or fair value less costs to sell. The total charge is comprised of the write-down of the carrying value of GMAC assets that were sold on November 30, 2006, partially offset by the realization of 51% of the unrecognized net gains reflected in GMAC’s Accumulated other comprehensive income.

Refer to Notes 1, 5, and 18 for additional information regarding the sale of, investment in, and transactions with GMAC.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Sale of GMAC Commercial Mortgage

In March 2006, GM, through GMAC, sold 79% of our equity in GMAC Commercial Mortgage for $1.5 billion in cash. At the closing, GMAC Commercial Mortgage also repaid to us $7.3 billion of intercompany loans for total cash proceeds of $8.8 billion. Subsequent to the sale, the remaining interest in GMAC Commercial Mortgage was reported using the equity method.

Note 4.  Inventories

Inventories are comprised of the following:

	September 30,	December 31,	September 30,
	2007	2006	2006
	(Dollars in millions)

Productive material, work in process, and supplies	$6,434	$5,810	$7,119
Finished product, including service parts, etc.	10,550	9,619	9,228

Total inventories at FIFO	16,984	15,429	16,347
Less LIFO allowance	(1,454)	(1,508)	(1,525)

Total automotive inventories	15,530	13,921	14,822
FIO off-lease vehicles, included in FIO Other assets	237	185	—

Total inventories	$15,767	$14,106	$14,822

At September 30, 2006, FIO off-lease vehicles totaling $554 million are presented as held for sale as disclosed in Note 3.

Note 5.  Investment in Nonconsolidated Affiliates

Nonconsolidated affiliates of GM identified herein are those entities in which we own an equity interest and for which we use the equity method of accounting, because we have the ability to exert significant influence over decisions relating to their operating and financial affairs. Our significant affiliates and the percent of our current equity ownership or voting interest in them are as follows:

United States — GMAC (49% at September 30, 2007 and 100% at September 30, 2006)

China — Shanghai General Motors Co., Ltd (50% at September 30, 2007 and 2006) and SAIC-GM-Wuling Automobile Co., Ltd (34% at September 30, 2007 and 2006)

GMAC was a wholly-owned subsidiary during the three and nine months ended September 30, 2006. In November 2006, we sold a 51% controlling ownership interest in GMAC. The remaining 49% interest, in the form of GMAC Common Membership Interests, is accounted for using the equity method. In addition, we acquired 1,555,000 Preferred Membership Interests representing approximately 74% of the Preferred Membership Interests for a cash price of $1.4 billion. The investment in GMAC Preferred Membership Interests, a cost method investment, was initially recorded at its fair value of $1.6 billion on the date of its acquisition. The excess of fair value over the cash exchanged for the Preferred Membership Interests reduced our investment in GMAC Common Membership Interests. Our investment in GMAC Preferred Membership Interests was $1.6 billion at September 30, 2007 and December 31, 2006. As discussed in our 2006 10-K, GMAC may be required to make certain quarterly distributions to holders of the Preferred Membership Interests in cash on a pro rata basis. The Preferred Membership Interests are issued in units of $1,000 and accrue a yield at a rate of 10% per annum. We accrued dividends of $39 million and $116 million for the three and nine months ended September 30, 2007, respectively. Refer to Note 18 for a description of the related party transactions with GMAC and to Note 19 for

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

details concerning the partial conversion of the Preferred Membership Interests into GMAC Common Membership Interests.

As a result of deteriorating conditions in the residential and home building markets, recent credit downgrades of its unsecured debt obligations and significant year-to-date losses of its residential mortgage business, GMAC conducted an interim goodwill impairment test during the third quarter of 2007. GMAC concluded that the carrying amount of the reporting unit, including goodwill, exceeded its fair value and recorded an impairment loss of $455 million. We reduced our investment in GMAC by $223 million at September 30, 2007. Equity in loss of GMAC LLC for the three and nine months ended September 30, 2007 includes GM’s share of GMAC’s impairment charge.

Information regarding our share of net income (loss) for the nonconsolidated affiliates is included in the table below:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in millions)

GMAC	$(809)	$—	$(874)	$—
Shanghai General Motors Co., Ltd and SAIC-GM-Wuling Automobile Co., Ltd.	73	76	306	233
Other	42	26	134	198

Total	$(694)	$102	$(434)	$431

Summarized financial information of GMAC is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
	(Dollars in millions)

Condensed Consolidated Statement of Operations:
Total net sales and revenue	$5,381	$15,994
Depreciation expense on operating lease assets	1,276	3,530
Interest expense	3,715	11,122
Operating loss	(1,664)	(1,367)
Income tax expense (benefit)	(68)	241
Net loss	(1,596)	(1,608)
Net loss available to members	(1,649)	(1,765)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

	September 30, 2007	December 31, 2006
	(Dollars in millions)

Condensed Consolidated Balance Sheet:
Loans held for sale	$23,992	$27,718
Finance receivables and loans, net	143,612	170,870
Investment in operating leases, net	31,300	24,184
Other assets	27,570	23,496
Total assets	278,778	287,439
Total debt	221,100	236,985
Accrued expenses	29,971	22,659
Total liabilities	262,514	270,875
Preferred interests	2,226	2,195
Total stockholders’ equity	14,038	14,369

Refer to Note 18 for a description of the related party transactions with GMAC and to Note 19 for details concerning the conversion of the Preferred Membership Interests into GMAC Common Membership Interests.

In March 2006, we sold 92.4 million shares of our investment in Suzuki Motor Corporation (Suzuki), reducing our equity stake in Suzuki from 20.4% to 3.7%, or 16.3 million shares. The sale of our interest generated cash proceeds of $2 billion and resulted in a gain on the sale of $666 million, which was recorded in Automotive interest income and other non-operating income in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2006. Effective with completion of the sale, our remaining investment in Suzuki is accounted for as an available-for-sale equity security.

In April 2006, GMAC recognized a gain of $415 million on the sale of its equity interest in a regional home builder, which was recorded in Automotive interest income and other non-operating income in the Condensed Consolidated Statement of Operations. Under the equity method of accounting, GMAC’s share of income recorded from this investment was $42.4 million for the nine months ended September 30, 2006.

Note 6.  Product Warranty Liability

Activity for policy, product warranty, recall campaigns and certified used vehicle warranty liabilities is as follows:

	Nine Months	Year	Nine Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
	2007	2006	2006
	(Dollars in millions)

Beginning balance	$9,064	$9,135	$9,135
Increase in liability (warranties issued during period)	3,742	4,517	3,525
Payments	(3,395)	(4,463)	(3,304)
Adjustments to liability (pre-existing warranties)	(97)	(570)	(425)
Effect of foreign currency translation	301	445	157
Liabilities transferred in the sale of Allison (Note 3)	(103)	—	—

Ending balance	$9,512	$9,064	$9,088

Management reviews and adjusts these estimates on a regular basis based on the differences between actual experience and historical estimates or other available information.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 7.  GMNA Postemployment Benefit Costs

Historically, costs to idle, consolidate or close facilities and provide postemployment benefits to employees idled on an other than temporary basis were accrued based on management’s best estimate of the wage and benefit costs to be incurred for qualified employees under the Job Opportunity Bank security program (JOBS Bank) provisions of the current labor agreement through the date of its expiration in September 2007, plus estimated costs expected to be paid thereafter taking into account policy changes that GM had intended to negotiate in the JOBS program after the expiration of the current collective bargaining agreement. In the third quarter of 2007, GM revised its estimate to take into account the new JOBS Bank provisions negotiated in its 2007 UAW-GM National Labor Agreement. Such revisions did not result in a significant change from the previous estimates being used to develop the accrual for wage and benefit costs. Refer to Note 19 for further discussion of the provisions of the 2007 GM-UAW National Labor Agreement. Costs related to the idling of employees that are expected to be temporary are expensed as incurred. We review the adequacy and continuing need for these liabilities on a quarterly basis in conjunction with our quarterly production and labor forecasts.

In March 2006, GM, Delphi Corporation (Delphi) and the UAW reached an agreement (the UAW Attrition Agreement) intended to reduce the number of U.S. hourly employees through an accelerated attrition program (the Attrition Program). Under the Attrition Program, we provided certain UAW-represented employees at GM with: (1) a lump sum payment of $35,000 for normal or early voluntary retirements retroactive to October 1, 2005; (2) a mutually satisfactory retirement for employees with at least 10 years of credited service and 50 years of age or older; (3) payment of gross monthly wages ranging from $2,750 to $2,900 to those employees who participate in a special voluntary pre-retirement program depending on years of credited service and plant work location; and (4) a buyout of $140,000 for employees with 10 or more years of seniority, or $70,000 for employees with less than 10 years seniority, provided such employees severed all ties with us except for any vested pension benefits. Approximately 34,400 GM hourly employees agreed to the terms of the Attrition Program. We recorded a charge of $2.1 billion in 2006 to recognize the wage and benefit cost of those accepting normal and voluntary retirements, buyouts or pre-retirement leaves. As a result of the Attrition Program, the JOBS Bank was substantially reduced as employees from the JOBS Bank retired, accepted a buyout or filled openings created by the Attrition Program. Certain employees who chose to leave GM retired or left by January 1, 2007 but will continue to receive payments until 2010.

In 2005, we recognized a charge of $1.8 billion for postemployment benefits related to the restructuring of our North American operations. Approximately 17,500 employees were included in the 2005 charge for locations included in this action, with some leaving GM through attrition and the remainder transferring to other sites. Throughout 2006, we recorded favorable adjustments totaling $1 billion to the postemployment benefits reserve primarily as a result of: (1) the transfer of employees from idled plants to other plant sites to replace those positions previously held by employees who accepted retirements, buyouts, or pre-retirement leaves; (2) a higher than anticipated level of Attrition Program participation by employees at idled facilities and facilities to be idled that were previously accrued for under the JOBS Bank provisions; and, (3) higher than anticipated headcount reductions associated with the GMNA plant idling activities announced in 2005.

The liability for postemployment benefit costs of $920 million at September 30, 2007 reflects estimated future wages and benefits for 8,200 employees primarily located at idled facilities and facilities to be idled, and 4,400 employees subject to the terms of the Attrition Program. At December 31, 2006, the postemployment benefit costs liability reflects estimated future wages and benefits of $1.3 billion related to 8,500 employees primarily located at idled facilities and facilities to be idled as a result of previous GMNA plant idling activities and 10,900 employees subject to the terms of the Attrition Program. The liability for postemployment benefit costs as of September 30, 2006 reflects estimated future wages and benefits of $1.7 billion related to 9,300 employees primarily at idled facilities and facilities to be idled as a result of previous announcements and 15,400 employees under the terms of the Attrition Program.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Activity for postemployment benefit costs is as follows:

	Nine Months	Year	Nine Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
	2007	2006	2006
	(Dollars in millions)

Beginning balance	$1,269	$2,012	$2,012
Additions	294	2,212	2,213
Interest accretion	14	31	24
Payments	(655)	(1,834)	(1,490)
Adjustments	(2)	(1,152)	(1,107)

Ending balance	$920	$1,269	$1,652

Note 8.  Short-Term Borrowings and Long-Term Debt

Revolving Credit Facilities

In May 2007, we entered into an unsecured revolving credit agreement expiring in June 2008, with a lender that provides for borrowings of up to $500 million. Borrowings under the facility bear interest based on LIBOR. The borrowings are to be used for general corporate purposes, including working capital needs. No borrowings were outstanding under this agreement at September 30, 2007.

In June 2007, we entered into a short-term revolving credit agreement with a syndicate of third-party lenders that provides for borrowings of up to $4.1 billion and matures in June 2008. Borrowings under the facility bear a variable interest rate based on either the prime rate or LIBOR, at our option. The credit facility is collateralized by our common equity interest in GMAC. The total commitment available under the agreement will be reduced or eliminated if our interest held in the common equity of GMAC is either disposed of or diluted beyond specified thresholds as a result of a common stock issuance by GMAC. The borrowings are to be used for general corporate purposes, including working capital needs. No borrowings were outstanding under this agreement at September 30, 2007.

In August 2007, we entered into a revolving credit agreement expiring in August 2009, with a lender that provides for borrowings of up to $1.3 billion. Borrowings under this facility bear interest based on either the commercial paper rate or LIBOR. The borrowings are to be used for general corporate purposes, including working capital needs. Under the facility, borrowings are limited to an amount based on the value of underlying collateral, which consists of residual interests in trusts that own leased vehicles and issue asset-backed securities collateralized by the vehicles and the associated leases. The underlying collateral was previously owned by GMAC and was transferred to us as part of the GMAC transaction in November 2006. The underlying collateral is held by bankruptcy-remote subsidiaries and pledged to a trustee for the benefit of the lender. We consolidate the bankruptcy-remote subsidiaries and trusts for financial reporting purposes. No borrowings were outstanding under this agreement at September 30, 2007.

We pay commitment fees on revolving credit facilities at rates negotiated in each agreement. Amounts paid and expensed for these commitments fees are not significant to any period.

We also have an additional $1.5 billion in undrawn committed facilities (including certain off-balance sheet securitization programs) with various maturities and $900 million in undrawn uncommitted lines of credit. In addition, our consolidated affiliates with non-GM minority shareholders, primarily GM Daewoo, have a combined $1.6 billion in undrawn committed facilities.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Contingent Convertible Debt

In May 2007, we issued $1.5 billion of 1.5% Series D convertible debentures due in 2009, with interest payable semiannually. The debentures are senior unsecured obligations ranking equally with all other unsecured and unsubordinated debt. The Series D debentures may be converted at the option of the holder into common stock based on an initial conversion rate of .6837 shares per $25.00 principal amount of debentures, which represents an initial conversion price of approximately $36.57 per share. The Series D debentures become convertible upon the occurrence of one of the following events:

•	closing price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; or

•	during the five business day period after any nine consecutive trading day period in which the trading price of the debentures for each day of such period was less than 95% of the product of the closing sale price of our common stock on such day and the applicable conversion rate; or

•	upon the occurrence of specified corporate events, as defined, including but not limited to, merger, consolidation, binding share exchange or transfer or lease of all or substantially all of our assets, pursuant to which our common stock would be converted into cash, securities, or other assets; or,

•	at any time from March 1, 2009 to the second business day immediately preceding the maturity date. The Series D debentures mature June 1, 2009.

We have committed to use cash to settle the principal amount of the debentures if: (1) holders choose to convert the debentures; or (2) we are required by the holders to repurchase the debentures. Upon conversion, we retain the right to use cash, stock or a combination thereof, to settle any amount that may become due to debt holders in excess of the principal amount. The conversion price of $36.57 is subject to adjustment upon certain events, including but not limited to, the occurrence of stock dividends, the issuance of rights and warrants, and the distribution of assets or debt securities to all holders of shares of common stock. In addition, in the event of a make-whole fundamental change, as defined in the underlying prospectus supplement, the conversion rate will be increased based on: (1) the date on which such make-whole fundamental change becomes effective; and (2) our common stock price paid in the make-whole fundamental change or average common stock price. In any event, the conversion rate shall not exceed .8205 per $25.00 principal amount of Series D debentures, subject to adjustment for events previously mentioned. If a fundamental change occurs prior to maturity, the debenture holders may require us to repurchase all or a portion of the debentures for cash at a price equal to the principal amount plus accrued and unpaid interest, if any, up to but not including, the date of repurchase. We may not elect to redeem the Series D debentures prior to the maturity date.

In connection with the issuance of the Series D debentures, we purchased a convertible note hedge for the Series D debentures in a private transaction. The convertible note hedge is expected to reduce the potential dilution with respect to our common stock upon conversion of the Series D debentures to the extent that the market value per share of our common stock does not exceed a specified cap, resulting in an effective conversion price of $45.71 per share. This transaction will terminate at the earlier of the maturity date of the Series D debentures or when the Series D debentures are no longer outstanding due to conversion or otherwise.

We received net proceeds from the issuance of the Series D debentures, net of issue costs and the purchase of the convertible note hedge, of $1.4 billion. Debt issue costs of $32 million were incurred and are being amortized using the effective interest method over the term of the Series D debentures. In accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we recorded the cost of the convertible note hedge of $99 million as a reduction of Additional paid-in capital. Any subsequent changes in fair value of the convertible note hedge are not recognized. The net proceeds will be used for general corporate purposes, including working capital needs.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

In March 2007, Series A convertible debentures in the amount of $1.1 billion were put to us and settled entirely in cash. At September 30, 2007, the amount of the Series A convertible debentures outstanding was $39 million.

Note 9.  Finance Receivables and Securitizations

We generate receivables from sales of vehicles to our dealer network domestically, as well as from service parts and powertrain sales. Certain of these receivables are sold to a wholly-owned bankruptcy-remote Special Purpose Entity (SPE). The SPE is a separate legal entity that assumes risks and rewards of ownership of the receivables. In turn, the SPE participates in a trade accounts receivable securitization program whereby it enters into an agreement to sell undivided interests in an eligible pool of trade receivables. As part of this program, on September 19, 2007, we renewed an agreement to sell undivided interests in eligible trade receivables up to $600 million directly to banks and to a bank conduit which funds its purchases through issuance of commercial paper. The receivables sold under this program are sold at fair market value and removed from the Condensed Consolidated Balance Sheets at the time of sale. The loss on trade receivables sold included in Automotive cost of sales was $.2 million and $2.4 million for the three and nine months ended September 2007, respectively, and $5.6 million and $20.6 million for the three and nine months ended September 30, 2006, respectively. We do not have a retained interest in the receivables sold, but perform collection and administrative functions. The gross amount of proceeds received from the sale of receivables under this program was $16 million and $600 million, and $1.5 billion and $7.4 billion for the three and nine months ended September 30, 2007 and 2006, respectively.

Note 10.  Commitments and Contingent Matters

Commitments

We have provided guarantees in relation to the residual value of certain operating leases, primarily related to the lease of our corporate headquarters. At September 30, 2007, the maximum potential amount of future undiscounted payments that could be required to be made under these guarantees amount to $592 million. These guarantees terminate during years ranging from 2008 to 2018. Certain leases contain renewal options. No liabilities were recorded with respect to such guarantees as the amounts were determined to be insignificant.

We have agreements with third parties that guarantee the fulfillment of certain suppliers’ commitments and related obligations. At September 30, 2007, the maximum potential future undiscounted payments that could be required to be made under these guarantees amount to $108 million. Years of expiration related to these guarantees range from 2007 to 2035. In connection with such guarantees, we have recorded liabilities totaling $16 million.

In addition, in some instances, certain assets of the party whose debt or performance is guaranteed may offset, to some degree, the effect of the triggering of the guarantee. The offset of certain payables of GM may also apply to certain guarantees. No liabilities were recorded with respect to such guarantees as the amounts were determined to be insignificant.

We also provide payment guarantees on commercial loans made by GMAC and outstanding with certain third-parties. As of September 30, 2007, the maximum commercial obligations we guaranteed related to these loans was $126 million. Years of expiration related to these guarantees range from 2007 to 2012. Based on the creditworthiness of these third parties, the value ascribed to the guarantees we provided was determined to be insignificant.

In addition, we have entered into agreements with GMAC and FIM Holdings related to the disposal of our 51% interest in GMAC that incorporate indemnification provisions. The maximum potential future undiscounted payments to which we may be exposed in terms of these indemnification provisions amount to $2.5 billion. No amounts have been recorded for such indemnities as the fair value of these indemnifications is immaterial.

We have entered into agreements indemnifying certain parties with respect to environmental conditions related to existing or sold GM properties. Due to the nature of the indemnifications, our maximum exposure under these

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

guarantees cannot be estimated. No amounts have been recorded for such indemnities as our obligations are not probable or estimable at this time.

In addition to the guarantees and indemnifying agreements mentioned above, our periodically enter into agreements that incorporate indemnification provisions in the normal course of business. Due to the nature of these agreements, the maximum potential amount of future undiscounted payments to which we may be exposed cannot be estimated. No amounts have been recorded for such indemnities as our obligations under them are not probable and estimable at this time.

Environmental

Our operations, like operations of other companies engaged in similar businesses, are subject to a wide range of environmental protection laws, including laws regulating air emissions, water discharges, waste management and environmental cleanup. We are in various stages of investigation or remediation for sites where contamination has been alleged. We are involved in a number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site.

The future impact of environmental matters, including potential liabilities, is often difficult to estimate. We record an environmental reserve when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid over the periods of remediation for the applicable sites, which typically range from five to 30 years.

For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site or to materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation). As a result, we are unable to determine or reasonably estimate the amount of costs or other damages for which we are potentially responsible in connection with these sites, although that total could be substantial.

While the final outcome of environmental matters cannot be predicted with certainty, it is the opinion of management that none of these items, when finally resolved, is expected to have a material adverse effect on our financial position or liquidity. However, should a number of these items occur in the same period, it could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Asbestos Claims

Like most automobile manufacturers, we have been subject to asbestos-related claims in recent years. We have seen these claims primarily arise from three circumstances: (1) majority of these claims seek damages for illnesses alleged to have resulted from asbestos used in brake components; (2) limited numbers of claims have arisen from asbestos contained in the insulation and brakes used in the manufacturing of locomotives; and (3) claims brought by contractors who allege exposure to asbestos-containing products while working on premises owned by GM.

While we have resolved many of the asbestos-related cases over the years and continue to do so for strategic litigation reasons such as avoiding defense costs and possible exposure to excessive verdicts, management believes that only a small proportion of the claimants has or will ever develop any asbestos-related impairment. Only a small percentage of the claims pending against us allege causation of a malignant disease associated with asbestos exposure. The amount expended on asbestos-related matters in any year depends on the number of claims filed, the amount of pretrial proceedings and the number of trials and settlements during the period.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

We record an estimated liability associated with reported asbestos claims when we believe that the expected loss is both probable and can be reasonably estimated. Prior to 2006, with respect to incurred but not yet reported claims, we concluded that a range of probable losses could not be reasonably estimated. Over the last several years, we have continued to accumulate data associated with asbestos claims. Based on review of this data during the fourth quarter of 2006, management determined that we had sufficient information to determine a reasonable estimate of its projected incurred, but not yet reported, claims that could be asserted over the next two years. Based on this analysis, we recorded a $127 million charge for unasserted asbestos claims in 2006. We believe our liability for asbestos claims recorded at September 30, 2007 is adequate.

The amounts recorded for asbestos-related claims was based upon currently known information. Future events, such as the number of new claims to be filed each year and the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs to be significantly different from those projected. Due to the uncertainty inherent in factors used to determine our asbestos-related liabilities, it is reasonably possible that future costs to resolve asbestos claims may be greater than the estimate; however, we do not believe that we can reasonably estimate how much greater it could be.

The final outcome of asbestos-related matters cannot be predicted with certainty. After discussion with counsel and considering the liabilities that have been recorded, among other things, it is the opinion of management that none of these items is expected to have a material adverse effect on our financial position or liquidity when finally resolved. However, should many of these items occur in the same period, they could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Contingent Matters

During the third quarter of 2007, GMLAAM settled and paid fines totaling $45 million related to improper information submitted to the tax authorities related to material included in consignment contracts at one of its facilities. We had previously accrued $43 million for this contingency representing the low end of the range of potential additional taxes and fines that may be assessed during the third quarter. This amount recorded represents the probable loss as of September 30, 2007.

Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, governmental investigations, claims and proceedings are pending against us, including a number of shareholder class actions, bondholder class actions, shareholder derivative suits and class actions under the U.S. Employee Retirement Income Security Act of 1974, as amended, and other matters arising out of alleged product defects, including asbestos-related claims; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier, and other contractual relationships; and environmental matters.

With regard to the matters discussed in the previous paragraph, we have established reserves for matters in which we believe that losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, incurred but not reported asbestos-related claims, environmental remediation programs, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at September 30, 2007. The ultimate outcome of these contingencies can not be determined at this time, and we cannot provide assurance that, under certain circumstances, such contingencies will not materially adversely affect our business, results of operations or cash flows.

Delphi Corporation

In connection with our spin-off of Delphi Corporation (Delphi) in 1999, we entered into separate agreements with the UAW, the IUE-CWA and the United Steel Workers (Benefit Guarantee Agreements) providing contingent

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

benefit guarantees to make payments for limited pension and postretirement health care and life insurance (OPEB) expenses to certain former GM U.S. hourly employees who transferred to Delphi and meet the eligibility requirements for such payments (Covered Employees). Each Benefit Guarantee Agreement contains separate benefit guarantees relating to pension and OPEB obligations, with different triggering events under which we could be liable if Delphi fails to provide the corresponding benefit at the required level. Therefore, we could incur liability under one of the guarantees (e.g., OPEB) without triggering the other guarantees (e.g., pension). In addition, with respect to pension benefits, our guarantee of pension benefits arises only to the extent that the pension benefits provided by Delphi and the Pension Benefit Guaranty Corporation fall short of the guaranteed amount. The original benefit guarantees were scheduled to expire on October 18, 2007 unless Delphi triggered the benefit guarantees before that date by failing to provide the specified benefits. In a separate agreement between us and Delphi, Delphi has indemnified us for any payments under the Benefit Guarantee Agreements to the UAW employees and retirees (Indemnification Agreement). Our rights under this Indemnification Agreement were originally scheduled to expire on October 18, 2007, or on the expiration of our obligations to provide benefits under the Benefit Guarantees. In June 2007, we agreed to extend the expiration date of the Benefit Guarantee Agreement with the UAW and Delphi agreed to extend the expiration date of the Indemnification Agreement, under certain circumstances and within certain time periods.

Although our obligations under the Benefit Guarantee Agreements have not been triggered by Delphi’s Chapter 11 filing in October 2005 or its motion in Bankruptcy Court to reject its U.S. labor agreements and modify retiree welfare benefits, we believe it is probable that we have incurred a liability under the Benefit Guarantee Agreements and have recorded charges of $5.5 billion and $500 million in 2005 and 2006, respectively, and $350 million and $925 million for the three and nine months ended September 30, 2007, respectively, in connection with the Delphi reorganization plan. The Benefit Guarantee Agreements do not obligate us to guarantee any benefits for Delphi retirees in excess of the corresponding benefits we provide at the time to our own hourly retirees. Accordingly, any reduction in the benefits we provide our hourly retirees reduces our obligation under the corresponding benefit guarantee.

On June 22, 2007, GM, Delphi, and the UAW entered into a Memorandum of Understanding (UAW MOU) which included terms relating to the consensual triggering of the Benefit Guarantee Agreement with the UAW as well as additional terms relating to Delphi’s restructuring. The UAW MOU was ratified by the UAW membership on June 28, 2007 and became effective upon receipt of Bankruptcy Court approval on July 19, 2007. The more significant items covered in the UAW MOU include; (1) the extension of the GM-UAW benefit guarantee and the related Delphi indemnity; (2) an additional attrition program offered by Delphi to Delphi UAW employees; (3) the settlement by GM of a UAW claim against Delphi; (4) our support for future operations at certain Delphi sites, and (5) our agreement to provide additional benefits for certain healthcare costs related to the covered employees with the UAW. These items are described as follows:

(1) We agreed to extend the expiration date of the Benefit Guarantee Agreement with the UAW from October 18, 2007 to December 31, 2007. If Delphi has commenced solicitation of acceptance of its plan of reorganization prior to December 31, 2007, but the plan has not been confirmed and substantially consummated by then, the Benefit Guarantee Agreement with the UAW would be further extended to March 31, 2008. Delphi agreed through the UAW MOU to extend its agreement to indemnify us for payments made under the Benefit Guarantee Agreement with the UAW on the same basis and for the same time period. We also agreed that if Delphi terminates its pension plan, ceases to provide on-going service, or fails or refuses to provide post-retirement medical benefits for certain UAW employees at any time before both; (i) GM and Delphi execute a comprehensive settlement agreement resolving the financial, commercial and other matters between them (GM-Delphi Settlement Agreements); and (ii) the U.S. Bankruptcy Court substantially confirms a Delphi plan of reorganization that incorporates, approves and is consistent with the GM-Delphi Settlement Agreements, the applicable provisions of the Benefit Guarantee Agreement will be triggered for those UAW employees.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

(2) Delphi and the UAW agreed to the terms of an additional attrition program with terms substantially similar to one previously offered to GM and Delphi employees as described in Note 7. Our financial commitments related to this additional program are set forth in the GM-Delphi Settlement Agreements as more fully described below.

(3) We committed to pay $450 million to settle a UAW claim asserted against Delphi, which the UAW has directed us to pay directly to the GM UAW VEBA trust. We expect to make this payment upon execution of the GM-Delphi Settlement Agreements and substantial consummation of Delphi’s reorganization plan, confirmed by the Bankruptcy Court, which incorporates the GM-Delphi Settlement Agreements.

(4) Delphi and the UAW agreed to plans to close certain Delphi sites and divest others. We have agreed to assist Delphi with such closures and divestitures which, under certain circumstances, may require us to facilitate the transfer of operations to third parties or to us by specified dates. Our obligations around such closures and divestitures were further expanded and described in the GM-Delphi Settlement Agreements. In addition, Delphi and the UAW agreed to continue operating certain Delphi sites at which we will provide future product programs. Our financial commitments related to these sites are set forth in the GM-Delphi Settlement Agreements which are more fully described below.

(5) We agreed to pay for certain healthcare costs of Delphi retirees and their beneficiaries in order to provide a level of benefits that is consistent with that being provided to GM retirees and their beneficiaries from the Mitigation Plan VEBA. The actuarially determined cost to GM of providing these benefits is estimated to be approximately $360 million.

On July 31, 2007 and August 1, 2007, GM and Delphi entered into a Memorandum of Understanding with each of the International Union of Operating Engineers, International Association of Machinists and International Brotherhood of Electrical Workers (collectively the Splinter MOUs) which offer an attrition program and provide for OPEB for certain hourly retirees and eligible hourly employees. The Splinter MOUs were each ratified by the respective union memberships and were approved by the Bankruptcy Court in August 2007.

On August 5, 2007, GM, Delphi, and the IUE-CWA entered into a Memorandum of Understanding (IUE-CWA MOU) which provide terms that are similar to those of the UAW MOU with regard to establishing terms related to the consensual triggering of the Benefit Guarantee Agreement, offering an additional attrition program, and continuing operations at certain Delphi sites for which we committed to certain product programs. The IUE-CWA MOU was ratified by the IUE-CWA membership and approved by the Bankruptcy Court in August 2007. The more significant items covered in the IUE-CWA MOU include: (1) an additional attrition program offered to Delphi IUE-CWA employees; and (2) GM provision of future product programs at certain Delphi sites.

On August 16, 2007, GM, Delphi and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers (USW) entered into two separate Memoranda of Understanding (collectively the USW MOUs) which provide terms that are similar to the UAW MOU with regard to the consensual triggering of the Benefit Guarantee Agreement and offering an attrition program. Delphi and the USW agreed to an attrition program with terms substantially consistent with those previously offered to the UAW and IUE-CWA. Our financial commitments related to this program are set forth in the GM-Delphi Settlement Agreements as more fully described below. The USW MOUs were ratified by the USW membership and approved by the Bankruptcy Court in August 2007.

On September 6, 2007, GM and Delphi entered into the Global Settlement Agreement and the Master Restructuring Agreement (together the “GM-Delphi Settlement Agreements”), which were filed with the Bankruptcy Court as part of Delphi’s plan of reorganization on that same day. The Global Settlement Agreement is intended to resolve all outstanding issues between GM and Delphi that have arisen or may arise prior to the effective date of the Global Settlement Agreement and Delphi’s plan of reorganization. The more significant items contained in the Global Settlement Agreement include; (1) commitments regarding OPEB and pension obligations; (2) treatment of Delphi’s hourly pension plans; (3) other GM contributions related to Delphi’s labor matters; (4) releases and

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

claims treatment; (5) withdrawal of Delphi’s March 2006 motion seeking authority to reject certain supply contracts with GM; and (6) conditions to effectiveness of the Global Settlement Agreement. On October 29, 2007, GM and Delphi agreed to amendments to the GM-Delphi Settlement Agreement, which have also been filed with the Bankruptcy Court. These provisions, as amended, are described more fully as follows:

(1) We agreed to reimburse Delphi for its costs to provide OPEB to certain of Delphi’s hourly retirees from and after January 1, 2007 through the date that Delphi ceases to provide such benefits. Also, Delphi agreed to make payments to us for certain portions of the OPEB that we have agreed to assume with respect to active and retired IAM, IBEW, IUOE and non-represented hourly employees. Further, we agreed that Delphi has no obligation to make any additional OPEB payments for or in relation to hourly employees at business units divested from Delphi prior to the 1999 spin-off, or for Delphi employees that returned to GM.

(2) We agreed to reimburse Delphi for the “normal cost” of credited service in Delphi’s pension plan between January 1, 2007 and the date its pension plans are frozen. Also, we will assume $1.5 billion of net pension obligations of Delphi, and we will receive a note payable for the amount of the obligations assumed, which will be payable in cash by Delphi within 10 days after the plan of reorganization becomes effective.

(3) We agreed to reimburse Delphi for all retirement incentives and half of the buy-out payments made pursuant to the attrition program provisions of the UAW MOU, the IUE-CWA MOU and the USW MOUs. We additionally agreed to reimburse or fund Delphi for certain of the buy-down payments made to its hourly employees or to be made pursuant to the UAW MOU and the IUE-CWA MOU. GM agreed to make certain payments, totaling $35 million, as part of settlement of claims by the IUE-CWA and the USW against the bankruptcy estate. We further agreed to pay Delphi $25 million to provide for costs and expenses incurred by Delphi in connection with the execution and performance of the IUE-CWA MOU.

(4) GM and Delphi agreed to resolve all claims in existence as of the effective date of the plan of reorganization that either party has or may have against the other. Further, the agreement requires that the Delphi plan of reorganization provide that the other stakeholders in the Delphi bankruptcy proceedings, including, but not limited to, creditors of Delphi, current and former equity holders of Delphi, Delphi’s statutory committees, Delphi’s Debtor-In-Possession lenders, and Delphi’s labor unions and all of their current and formerly represented members be released. However, this release will not govern any claims arising in connection with ordinary course relationship, certain continuing agreements, or deriving pursuant to any of the labor MOUs or the GM-Delphi Settlement Agreements.

(5) Delphi originally agreed to pay us the $1.5 billion note discussed above and $2.7 billion in cash on the effective date of the plan of reorganization. This provision was subsequently amended to provide that on the effective date we would receive $1.5 billion in a combination of at least $750 million in cash and a second lien note for the remaining amount and junior convertible preferred stock of Delphi with a bankruptcy plan of reorganization value of $1.1 billion. The ultimate value of the junior convertible preferred stock is subject to adjustment based on the fair market value of Delphi’s common stock upon emergence from bankruptcy.

(6) Delphi agreed to withdraw, within 10 days following the approval of the Disclosure Statement, its motion seeking authority to reject certain supply contracts with us.

(7) The Global Settlement Agreement provides that it shall become effective after; (i) Bankruptcy Court approval of the GM-Delphi Settlement Agreements; (ii) we have consented to any provisions of the Confirmation Order that would materially affect us; and (iii) we have received our consideration provided for in the plan.

The Master Restructuring Agreement contains agreements between GM and Delphi which require implementation over time and outline the ongoing relationship between GM and Delphi. The more significant items contained in the Master Restructuring Agreement include; (1) a revenue support plan; (2) reimbursement for certain U.S. hourly labor costs; (3) reimbursement for cash losses for certain of Delphi’s U.S. facilities; (4) a Delphi

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Corporation guaranty of performance of obligations by certain of its subsidiaries; (5) guaranteed minimum recovery of the net working capital that Delphi has invested in certain businesses held for sale; (6) treatment of unsold Delphi businesses and transfer of certain Delphi hourly employees; and (7) treatment of legacy agreements and ordinary course matters. These items are described more fully below. The Master Restructuring Agreement shall become effective when the Global Settlement Agreement becomes effective, as described above.

(1) We agreed to award certain product programs to Delphi, as well as to provide Delphi with a preferential sourcing process for certain other product programs. We also agreed to certain limitations on our ability to transfer production from Delphi to another supplier. Delphi agreed to certain re-pricing of existing or awarded business (together the “Revenue Plan”).

(2) We agreed to reimburse a certain portion of Delphi’s U.S. hourly labor costs incurred to produce systems, components, and parts for us from October 1, 2006 through September 14, 2015 (the “Labor Cost Subsidy”) and to offer similar reimbursement to prospective buyers of certain of Delphi’s to be divested U.S. facilities which also produce systems, components and parts for us.

(3) We agreed to reimburse Delphi to the extent that it incurs cash flow deficiency attributable to production at certain of Delphi’s U.S. facilities for continuing to produce systems, components and parts for us until the facilities are either closed or sold (the “Production Cash Burn Support”).

(4) Delphi agreed to guarantee payment and performance by certain of its subsidiaries of their obligations under GM-Delphi agreements through September 14, 2015.

(5) We agreed to make advance deposits against our accounts payable to Delphi in an amount equivalent to a certain percentage of the net working capital invested in specified businesses that Delphi plans to sell. As each business is then sold, Delphi will refund the related deposit to us. We agreed to fund a certain portion of any shortfall if Delphi does not fully recover the net working capital invested in each such business, and if sales proceeds exceed net working capital, we will receive a certain portion of such excess.

(6) Delphi agreed to provide us or our designee with an option to purchase certain businesses for $1.00 in the event that a sale of such businesses does not occur by specified dates. In the event that the businesses have not sold, and neither us nor our designee have exercised our purchase option by a future date, Delphi may effect a “deemed transfer” of the business, including substantially all assets and liabilities, to us or an affiliate of ours. Further, we have agreed that if any transfer of employee responsibility at certain Delphi facilities has not occurred, pursuant to the UAW MOU, by specified dates, that the applicable employees will transfer to us or an affiliate.

(7) Delphi agreed to assume or reinstate, as applicable, certain agreements with us, including certain agreements related to the 1999 spin-off of Delphi from GM, certain subsequent agreements, and all ordinary course agreements. Most contracts between GM and Delphi that originated before Delphi’s Chapter 11 filing, including contracts related to the 1999 spin-off of Delphi from GM, were terminated.

We expect that funding under the Labor Cost Subsidy to Delphi and to buyers of certain of Delphi’s divested U.S. facilities could result in future annual cash payments of between $300 million and $400 million through 2015. We expect to receive price reductions on certain products that we will continue to purchase from Delphi, as defined in the Revenue Plan. Any such funding above, and any such price reductions, will commence upon emergence of Delphi from Bankruptcy. Price reductions could extend for periods up to approximately five years.

In March 2006, Delphi also filed a motion under the U.S. Bankruptcy Code seeking authority to reject certain supply contracts with us. A hearing on this motion was adjourned indefinitely by the court pending further developments related to Delphi’s U.S. labor agreements and retiree welfare benefits. Delphi has not rejected any GM contracts as of this time and has assured us that it does not intend to disrupt production at our assembly facilities however, until the Bankruptcy Court approves a comprehensive resolution and plan of reorganization, there is a risk that Delphi or one or more of its affiliates may reject or threaten to reject individual contracts with us, either for the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

purpose of exiting specific lines of business or in an attempt to increase the price we pay for certain parts and components. As a result, we could be materially adversely affected by disruption in the supply of automotive systems, components and parts that could force the suspension of production at our assembly facilities.

While the final outcome cannot be predicted with certainty, we expect to reach a comprehensive resolution and plan of reorganization related to Delphi with the parties. Even if the parties reach agreement, the Bankruptcy Court must approve the resolution of the issues and plan. As a result the final effect of the matters related to Delphi cannot be determined until receipt of the Bankruptcy Court approval.

Benefit Guarantees Related to Divested Plants

We have entered into various guarantees regarding benefits for former GM employees at two previously divested plants that manufacture component parts whose results continue to be included in our financial statements in accordance with FIN 46(R), “Consolidation of Variable Interest Entities” (FIN 46(R)). For these divested plants, we entered into agreements with both of the purchasers to indemnify, defend and hold each purchaser harmless for any liabilities arising out of the divested plants and with the UAW guaranteeing certain postretirement health care benefits and payment of postemployment benefits.

During the fourth quarter of 2006, we recorded a charge of $206 million related to the closure of two plants and the permanent idling of 2,000 employees. The components of the charge were as follows: (1) a $214 million charge to recognize wage and benefit costs associated with employees accepting retirement packages, buyouts, or supplemental unemployment benefit costs in connection with the plant closure; (2) a curtailment loss of $3 million related to pension benefits; and (3) a curtailment gain of $11 million with respect to other postretirement benefits. During the nine months ended September 30, 2007, we recognized favorable adjustments of $15 million related to the postemployment benefit liability in connection with the plant closures. Additionally, during the nine months ended September 30, 2007, we recognized a $38 million curtailment gain with respect to OPEB.

Note 11.	Income Taxes

Under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” we are required to adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate. We are also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

In the third quarter of 2007, we recorded a charge of $39 billion related to establishing full valuation allowances against our deferred tax assets in the U.S., Canada and Germany. In accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), we evaluate our deferred income taxes quarterly to determine if valuation allowances are required. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As previously disclosed in our 2006 Form 10-K, we had determined in prior periods that valuation allowances were not necessary for our deferred tax assets in the U.S., Canada and Germany based on several factors including: (1) the degree to which our three-year historical cumulative losses were attributable to unusual items or charges, several of which were incurred as a result of actions to improve future profitability; (2) the long duration of our deferred tax assets; and (3) the expectation of continued strong earnings at GMAC and improved earnings in GMNA.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

We believe that a valuation allowance is now required due to events and developments that occurred during the third quarter of 2007. In conducting our third quarter 2007 analysis, we utilized a consistent approach which considers our three-year historical cumulative income (loss) including an assessment of the degree to which any losses were driven by items that are unusual in nature and incurred in order to improve future profitability. In addition, we reviewed changes in near-term market conditions and any other factors arising during the period which may impact our future operating results. We consider both positive and negative evidence in our analysis. Our analysis for the third quarter of 2007 showed that we have a three-year historical cumulative loss in the U.S., Canada and Germany. This loss continued to exist even after adjusting our results to remove unusual items and charges, which is considered a significant factor in our analysis as it is objectively verifiable and therefore, significant negative evidence. This was coupled with other significant factors which all occurred in the third quarter of 2007. The ongoing weakness at GMAC related to its Residential Capital, LLC (ResCap) mortgage business resulting in substantial U.S. losses incurred in the third quarter of 2007. Further, the outlook for ResCap and the mortgage industry in general became highly uncertain, with significantly reduced near-term forecast profitability. In addition, in both the U.S. and Germany near-term automotive market conditions were more challenging than we believed in the second quarter of 2007. This, when combined with the pressures of the residential mortgage business, resulted in lower projected earnings in the near-term than we previously anticipated. We also noted that in the near-term a greater percentage of our deferred tax assets were going to be subject to expiration (e.g. 20 years) than in prior periods primarily due to changes associated with the Retiree MOU, which accelerates our tax deductions for OPEB liabilities when compared to our previously expected timing for these deductions. Accordingly, based on a three year historical cumulative loss, combined with significant and inherent uncertainty as to the timing of when we would be able to generate the necessary level of earnings to recover our deferred tax assets in the U.S., Canada and Germany, we concluded that a full valuation allowance was required.

Excluding the charge related to the valuation allowance discussed above, for the three and nine months ended September 30, 2007, we recorded net unfavorable adjustments to income tax expense. These adjustments included: (1) foreign income taxed at rates lower than 35%, which is the U.S. federal statutory tax rate; (2) various permanent book-tax differences; (3) discrete items such as the reversal of valuation allowances and the reversal of previously required tax liabilities in accordance with FIN 48 for uncertain tax positions now deemed more-likely-than-not to be realized; and, (4) enactment of new income tax legislation.

Upon adoption of FIN 48 as of January 1, 2007, we had $2.7 billion of total gross unrecognized tax benefits, of which $2.1 billion represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At September 30, 2007 the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $2.5 billion and $.1 billion, respectively. These amounts consider the guidance in FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”. At September 30, 2007, $2 billion of the liability for uncertain tax positions is netted against deferred tax assets relating to the same tax jurisdictions. The remainder of the liability for uncertain tax positions is classified as a non-current liability.

We file income tax returns in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. In the U.S., our federal income tax returns for 2001 through 2003 are currently under review by the Internal Revenue Service, and except for one transfer pricing matter, it is likely that this examination will conclude in 2007. A pre-filing meeting was held with the Internal Revenue Service on the transfer pricing matter in preparation for bilateral negotiations. The Internal Revenue Service will begin its review of the 2004 through 2006 federal income tax returns in the fourth quarter. Our Mexican subsidiary has recently received an income tax assessment related to the 2001 tax year covering warranty, tooling costs, and withholding taxes. In addition, our previously filed tax returns are currently under review in Argentina, Australia, Belgium, China, France, Greece, Indonesia, India, Italy, Korea, Portugal, New Zealand, Thailand, and Turkey, Taiwan, United Kingdom, Venezuela and Vietnam and we have received notices that tax audits will commence in Germany and Spain. As of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

September 30, 2007 it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits over the next twelve months.

We have open tax years from primarily 1999 to 2006 with various significant taxing jurisdictions including the U.S., Australia, Canada, Mexico, Germany, the United Kingdom, Korea and Brazil. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. We have recorded a tax benefit only for those positions that meet the more-likely-than-not standard.

Our continuing practice is to recognize interest on uncertain tax positions in Automotive and other interest expense and penalties in Selling, general, and administrative expense. For the three and nine months ended September 30, 2007, we increased accrued interest expense by $10 million and reduced accrued interest expense by $170 million and increased accrued penalties of $27 million and $16 million, respectively. Accrued interest and penalties as of January 1, 2007 were $210 million and $76 million, respectively, and as of September 30, 2007 accrued interest and penalties were $44 million and $96 million, respectively.

In July 2007, the German Parliament passed legislation to lower its statutory corporate tax rate. The President signed the legislation into law on August 14, 2007. This new law reduces by approximately 9%, effective as of January 1, 2008, the combined German business tax rate, which consists of the corporate tax rate, the local trade tax rate, and the solidarity levy tax rate. The impact of this change was a reduction in the carrying amount of our German deferred tax assets of $475 million, which is included in the charge related to the valuation allowance discussed above.

In October 2007, Mexico enacted major tax reform legislation that, among other reforms, eliminated the Asset Tax law and replaced it with a new tax, the Single or Flat Business Tax, effective January 1, 2008. We are still evaluating the impact the change will have on our results of operations and financial condition.

Note 12.	Loss Per Share

Basic loss per share has been computed by dividing Loss from continuing operations by the weighted average number of shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, such as stock options and contingently convertible securities.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

The reconciliation of the amounts used in the basic and diluted loss per share computations is as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Loss from continuing operations, net of tax	$(42,512)	$(277)	$(41,770)	$(3,278)
Weighted average number of shares outstanding	566	566	566	566
Incremental effect of shares from exercise of stock options and vesting of restricted stock units	—	—	—	—

Weighted average number of dilutive shares outstanding	566	566	566	566

Basic loss per share from continuing operations	$(75.12)	$(.49)	$(73.82)	$(5.80)
Incremental effect of exercise of stock options and vesting of restricted stock units	—	—	—	—

Diluted loss per share from continuing operations	$(75.12)	$(.49)	$(73.82)	$(5.80)

Due to net losses from continuing operations for all periods presented, the assumed exercise of certain stock options had an antidilutive effect and therefore were excluded from the computation of diluted loss per share. The number of such options not included in the computation of diluted loss per share was 107 million at both September 30, 2007 and 2006.

We have contingently convertible debentures of $2.6 billion principal amount of 5.25% Series B due in 2032, $4.3 billion principal amount of 6.25% Series C due in 2033 and $1.5 billion principal amount of 1.50% Series D due in 2009 outstanding that, if converted in the future, would have a potentially dilutive effect on our common stock. We have unilaterally and irrevocably waived and relinquished our right to settle the principal amount in stock for our Series B and C debentures, and has committed to use cash to settle the principal amount of the Series B and C debentures if holders choose to convert the debentures or we are required by holders to repurchase the debentures. The principal amount of the Series D debentures must be settled in cash. For all outstanding debentures, we retain the right to use either cash or stock to settle any amount that may become due to debt holders in excess of the principal amount for all outstanding convertible debentures. As of September 30, 2007 and 2006, shares potentially issuable under these debentures, including those shares issuable pursuant to the convertible note hedge related to the Series D convertible debentures, were excluded from the computation of diluted loss per share as the effect is antidilutive under the treasury stock method.

On March 6, 2007, Series A convertible debentures in the amount of $1.1 billion were put to us and settled entirely in cash. At September 30, 2007, the amount outstanding on the Series A convertible debentures was $39 million.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 13.	Depreciation and Amortization

Depreciation and amortization, including asset impairment charges, included in Automotive cost of sales, Selling, general and administrative expense, and Financial services and insurance expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in millions)

Automotive
Depreciation	$1,237	$1,060	$3,725	$3,220
Amortization of special tools	744	869	2,327	2,712
Amortization of intangible assets	16	17	51	52

Total	1,997	1,946	6,103	5,984

Financing and Insurance Operations
Depreciation and amortization of intangible assets	297	561	1,010	2,709

Total consolidated depreciation and amortization	$2,294	$2,507	$7,113	$8,693

Note 14.	Pensions and Other Postretirement Benefits

We recognized the funded status of our benefit plans at December 31, 2006 in accordance with the recognition provisions of SFAS No. 158. Additionally, we elected to early adopt the measurement date provisions of SFAS No. 158 at January 1, 2007. Those provisions require the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. Using the “two-measurement” approach for those defined benefit plans where the measurement date was not historically consistent with our year-end, we recorded a decrease to Retained earnings of $.7 billion, $.4 billion after-tax, representing the net periodic benefit cost for the period between the measurement date utilized in 2006 and the beginning of 2007, which previously would have been recorded during the three months ended March 31, 2007 on a delayed basis. We also performed a measurement at January 1, 2007 for those benefit plans whose previous measurement dates were not historically consistent with our year-end. As a result of the January 1, 2007 measurement, we recorded an increase to Accumulated other comprehensive income of $2.3 billion, $1.5 billion after-tax, representing other changes in the fair value of the plan assets and the benefit obligations for the period between the measurement date utilized in 2006 and January 1, 2007. These amounts are offset partially by an immaterial adjustment of $400 million, $250 million after-tax, to correct certain demographic information used in determining the amount of the cumulative effect of a change in accounting principle reported at December 31, 2006 to adopt the recognition provisions of SFAS No. 158.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

The components of pension and OPEB expense are as follows:

	U.S. Plans		Non-U.S. Plans		U.S. Other		Non-U.S.
	Pension Benefits		Pension Benefits		Benefits		Other Benefits
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	(Dollars in millions)
Components of (income) expense
Service cost	$155	$150	$134	$140	$92	$113	$11	$13
Interest cost	1,216	1,257	279	295	901	891	51	48
Expected return on plan assets	(1,986)	(2,052)	(240)	(278)	(350)	(422)	—	—
Amortization of prior service cost (credit)	1,686	164	7	15	(455)	(487)	(22)	(21)
Recognized net actuarial loss	208	220	82	113	337	432	31	34
Curtailments, settlements, and other	23	(21)	14	78	(214)	23	—	—
Divestiture of Allison	(20)	(4)	—	—	216	(3)	—	—

Net (income) expense	$1,282	$(286)	$276	$363	$527	$547	$71	$74

	U.S. Plans		Non-U.S. Plans		U.S. Other		Non-U.S.
	Pension Benefits		Pension Benefits		Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	(Dollars in millions)
Components of (income) expense
Service cost	$475	$575	$363	$381	$278	$457	$33	$39
Interest cost	3,648	3,713	800	723	2,704	3,011	144	143
Expected return on plan assets	(5,958)	(6,110)	(688)	(629)	(1,050)	(1,172)	—	—
Amortization of prior service cost (credit)	1,946	621	21	65	(1,378)	(620)	(63)	(62)
Recognized net actuarial loss	630	906	250	303	1,016	1,668	89	100
Curtailments, settlements, and other	25	4,369	56	109	(213)	23	—	—
Divestiture of Allison	(30)	(13)	—	—	211	(12)	—	—

Net (income) expense	$736	$4,061	$802	$952	$1,568	$3,355	$203	$220

As a result of the Allison Transmission divestiture, we recorded an adjustment to the unrecognized prior service cost of our U.S. hourly and salaried pension plans of $18 million and our U.S. hourly and salaried OPEB plans of $223 million. Those adjustments were included in the determination of the gain recognized on the sale of Allison. The net periodic pension and OPEB benefit expenses related to Allison were reported as a component of discontinued operations. All such amounts related to Allison are reflected in the tables above, and the effects of those amounts are shown as an adjustment to arrive at net periodic pension and OPEB expense (income) from continuing operations.

Historically, we amortized prior service cost related to our hourly pension plans in the U.S. over the average remaining service period for active employees at the time of the amendment, currently approximately 10.1 years. We expensed lump sum payments granted to retirees in the quarter the contract was approved. In conjunction with

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

entering into the 2007 UAW labor agreement, we determined that the contractual life of the 2007 UAW labor agreement better reflected the period of future economic benefit received from pension plan amendments for its collectively bargained hourly pension plans. Therefore lump sum payments estimated at $.7 billion will be amortized over the contract period rather than expensed in the fourth quarter. Also, we recorded $1.6 billion, pre-tax, of additional pension expense in the third quarter of 2007 related to the accelerated recognition of previously unamortized prior service cost related to pension increases in the U.S. from prior collectively bargained agreements due to our determination that there is no period of future economic benefit remaining. Such charge is included as a component of Automotive costs of sales of $1.5 billion and a component of Selling, general and administrative expense of $.1 billion in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007.

In conjunction with the October 10, 2007 ratification of the 2007 National Agreement between GM and the UAW, GM and the UAW signed a Memorandum of Understanding — Post-Retirement Medical Care (Retiree MOU). The Retiree MOU (refer to Note 19) is intended to replace the tentative settlement agreement (2005 UAW Health Care Settlement Agreement) related to reductions in hourly retiree health care which is described below.

On March 31, 2006, the U.S. District Court for the Eastern District of Michigan approved the 2005 UAW Health Care Settlement Agreement. Upon court approval, the 2005 UAW Health Care Settlement Agreement was to remain in effect until at least September 2011, after which either GM or the UAW could cancel the agreement upon 90 days written notice. As mentioned above, the 2005 UAW Health Care Settlement Agreement will be replaced by the Retiree MOU at the later of the date when all appeals have been exhausted (Final Effective Date) or January 1, 2010. Given the significance of the effect of the 2005 UAW Health Care Settlement Agreement, the plans were remeasured in March 2006 generating a $1.3 billion reduction in OPEB expense for the remaining periods in 2006 and reduced the U.S. APBO by $14.5 billion. The effects of the settlement were recorded beginning in the third quarter of 2006.

The 2005 UAW Health Care Settlement Agreement also provides that we make contributions to a new independent Voluntary Employees’ Beneficiary Association (VEBA) (Mitigation Plan). The assets of the Mitigation Plan will be used to mitigate the effect of reduced GM health care coverage to individual UAW retirees, and depending on the level of mitigation, are expected to be available for a number of years. The new independent Mitigation Plan is being partially funded by our contributions of $1 billion in each of 2006, 2007 and 2011. We will also make future contributions subject to provisions of the 2005 UAW Health Care Settlement Agreement that relate to profit sharing payments, increases in the value of a notional number of shares of our common stock (collectively, the Supplemental Contributions), as well as wage deferral payments and dividend payments. We made $1 billion contributions to the independent VEBA in both the second quarters of 2007 and 2006. At the Final Effective Date, the Retiree MOU (refer to Note 19) eliminates our obligation to the Mitigation Plan for the Supplemental Contributions.

As detailed in Note 7, GM, Delphi and the UAW reached an agreement in March 2006 which intended to reduce the number of U.S. hourly employees through the Attrition Program. As a result of the Attrition Program, we have recognized curtailment losses under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” due to the significant reduction in the expected aggregate years of future service of the employees in the U.S. hourly pension, OPEB and extended disability plans. The curtailment losses include recognition of the change in the projected benefit obligation (PBO) or APBO and a portion of the previously unrecognized prior service cost reflecting the reduction in expected future service. We recognized a curtailment loss related to the U.S. hourly pension plan of $4.4 billion at April 30, 2006. The impact of the curtailment loss related to the U.S. hourly OPEB plans measured at May 31, 2006, as a result of the Attrition Program, was recorded in the third quarter of 2006.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

The remeasurement of our U.S. hourly pension plan as of April 30, 2006, as a result of the Attrition Program, generated a $.4 billion reduction in pension expense for the nine months ended September 30, 2006. This remeasurement reduced the U.S. pension PBO by $1.2 billion.

Note 15.	Impairments, Restructuring and Other Initiatives

Impairments

We periodically review the carrying value of our long-lived assets to be held and used when events and circumstances warrant and in conjunction with the annual business planning cycle. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying amount of the long-lived asset exceeds the fair market value for assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Product specific assets may become impaired as a result of declines in profitability due to changes in volume, pricing or costs. Asset impairment charges are recorded in Automotive cost of sales in the Condensed Consolidated Statements of Operations.

During the nine months ended September 30, 2007, we recorded impairment charges primarily related to product-specific assets totaling $84 million. Of this, $70 million was recorded at GMNA and $14 million was recorded at GMAP.

During the nine months ended September 30, 2006, we recorded impairment charges related to product specific and plant assets of $624 million. Of this amount, impairment charges related to product specific assets were recorded in the third quarter at GMNA of $102 million, in addition to impairment charges for various plant assets of $70 million at GMNA and $5 million at GME. Additional impairment charges were recorded during the nine months ended September 30, 2006 and related to product specific assets at GMNA of $303 million and at GME of $60 million. GME also recorded impairment charges of $84 million related to various plant assets.

During the third quarter of 2006, GMAC recognized a goodwill impairment loss of $828 million related to its Commercial Finance business. The fair value of the Commercial Finance business was determined using an internally developed discounted cash flow analysis based on five year projected net income and a market driven terminal value multiple. As GMAC was a wholly-owned subsidiary during the third quarter of 2006, the entire amount of this impairment loss is included in Financial services and insurance expense for the three and nine months ended September 30, 2006.

Restructuring and Other Initiatives

We have executed various restructuring and other initiatives and may execute additional initiatives in the future in order to realign manufacturing capacity to prevailing global automotive production and to improve the utilization of remaining facilities. Estimates of restructuring and other charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, we may record revisions of previous estimates by adjusting previously established reserves.

During the three and nine months ended September 30, 2007, we recorded charges of $262 million and $399 million, respectively, for restructuring and other initiatives. Additional details as to the specific segment where such charges were recorded and the restructuring or other initiatives follow.

During the three and nine months ended September 30, 2007 GME recorded charges for separation programs of $262 million and $349 million, respectively. Charges of $33 million and $103 million were recorded in the three and nine months ended September 30, 2007, respectively, primarily related to early retirement programs, along with additional minor separations under other current programs in Germany. Approximately 4,900 employees will leave under early retirement programs in Germany through 2013. The total remaining cost for the early retirements,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

which are currently being reviewed by management, will be recognized over the remaining service period of the employees. Additional separation programs have been announced with respect to the Antwerp, Belgium facility. These programs impacts approximately 1,900 employees, who will leave through June 30, 2008, and have total estimated costs of $400 million. Of this amount, $226 million was recorded in the three months ended September 30, 2007 in connection with these separation programs. The remaining cost of the Antwerp, Belgium program will be recognized through June 30, 2008 over the remaining service period of the employees. The remaining separation charges for the nine months ended September 30, 2007 related to separations in Sweden, the closure of GM’s Portugal assembly plant, and the shift reduction at the Ellesmere Port plant in the United Kingdom.

During the nine months ended September 30, 2007 GMAP recorded charges for separation programs of $50 million at its Australian facilities. This charge relates to the voluntary separation of 650 employees.

During the three and nine months ended September 30, 2006, we recorded charges of $118 million and $437 million, respectively, for restructuring and other initiatives. Additional details as to the specific segment where such charges were recorded and the restructuring or other initiatives follow.

During the three and nine months ended September 30, 2006 GME recorded charges for separations and contract cancellations of $118 million and $294 million, respectively. The most significant charges in the three and nine months ended September 30, 2006 totaling $35 million and $143 million, respectively, relate to the restructuring plan for the operations in Germany announced in the fourth quarter of 2004. The remaining charges totaling $83 million and $151 million for the three and nine months ended September 30, 2006 relate to the closure of GM’s assembly plant in Portugal and the reduction of one shift at the Ellesmere Port plant in the United Kingdom.

During the nine months ended September 30, 2006 GMNA recorded a charge of $100 million related to wage and benefit costs incurred under a salaried severance program, which allowed involuntarily terminated employees to receive continued salary and benefits for a period of time after termination.

During the nine months ended September 30, 2006 GMLAAM recorded restructuring charges of $43 million. These restructuring charges relate to the costs of voluntary employee separations at GM’s facilities in Brazil.

Note 16.	Restatement of Previously Issued Condensed Consolidated Financial Statements

As previously disclosed in our 2006 Annual Report on Form 10-K, we have restated our prior years’ consolidated financial statements to correct the accounting for certain derivative transactions under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended (SFAS No. 133) and various other accounting adjustments. As a result, the accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q as of and for the three and nine months ended September 30, 2006 have been restated.

Also, the Condensed Consolidated Financial Statements have been further adjusted as we sold the commercial and military business of Allison. Refer to Note 3. The operations and cash flows of Allison have been reported as discontinued operations for the three and nine months ended September 30, 2006.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

The following table sets forth a reconciliation of the previously reported and restated net loss for the three and nine months ended September 30, 2006, respectively:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006
	(Dollars in millions)

Net loss, as previously reported	$(91)	$(3,025)
Less income from discontinued operations	130	361

Loss from continuing operations	(221)	(3,386)
Pre-tax adjustments:
Derivative and hedge accounting adjustments
Commodity Contracts
“Normal purchases and normal sales” scope exception for certain commodity contracts	(33)	64
Hedge accounting related to commodity cash flow hedges	(194)	126
Foreign Exchange Contracts
Hedge accounting related to foreign currency cash flow and net investment hedges	(48)	54
Interest Rate Contracts
Hedge accounting related to certain debt instruments	336	(47)

Total derivative and hedge accounting adjustments	61	197
Other out-of-period adjustments	(126)	(58)

Total pre-tax adjustments	(65)	139
Income tax expense (benefit)	(9)	31

Total of above adjustments, net of tax	(56)	108

Loss from continuing operations, as restated	(277)	(3,278)

Income from discontinued operations	130	361
Effect of restatement on discontinued operations, net of tax	—	(11)

Net income from discontinued operations, as restated	130	350

Net loss, as restated	$(147)	$(2,928)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

The following table sets forth a reconciliation of previously reported and restated loss per share for the three and nine months ended September 30, 2006:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006

Net loss per share, as previously reported	$(.16)	$(5.34)
Less income per share from discontinued operations	.23	.64

Loss per share from continuing operations	(.39)	(5.98)
Adjustments related to continuing operations	(.10)	.18

Loss per share from continuing operations, as restated	(.49)	(5.80)

Income per share from discontinued operations	.23	.64
Adjustments related to discontinued operations	—	(.02)

Income per share from discontinued operations, as restated	.23	.62

Net loss per share, as restated	$(.26)	$(5.18)

These restatement adjustments and revisions are further described below:

Derivatives and Hedge Accounting Adjustments

Commodity Contracts

In reviewing the accounting for certain commodity purchase contracts, we determined that we had incorrectly concluded that the “normal purchases and normal sales” scope exception in paragraph 10(b) of SFAS No. 133 applied. Therefore, these commodity purchase contracts should have been accounted for as derivatives. The financial statements have been restated to record the fair value of these purchase contracts in the Condensed Consolidated Balance Sheet and record the changes in the fair value of the commodity contracts as charges or credits in the Condensed Consolidated Statements of Operations. As a result of the restatement, additional derivative assets of $236 million were recorded at September 30, 2006. Additionally, pre-tax earnings were decreased, through an adjustment to Automotive cost of sales, by $33 million ($22 million after-tax) and increased by $64 million ($41 million after-tax) for the three and nine months ended September 30, 2006, respectively.

Additionally, we entered into various commodity derivatives contracts, including swaps and options, to hedge its forecasted purchases of precious and non-ferrous metals and energy. These commodity derivatives were designated as cash flow hedges. Under SFAS No. 133, hedge accounting is appropriate only for those hedging relationships that a company expects will be highly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged. To determine whether transactions satisfy these requirements, companies must periodically assess and document the effectiveness of their hedging relationships both retrospectively and prospectively and measure and recognize any ineffectiveness. For certain commodity cash flow hedges, we inappropriately applied the “matched terms” method of assessing hedge effectiveness as outlined in paragraph 65 of SFAS No. 133 by not considering in our assessment certain terms of the underlying commodity contracts that created ineffectiveness in the cash flow hedging relationship. In addition, for other commodity cash flow hedges, we did not properly document the hedging relationship or properly perform the periodic retrospective assessment of effectiveness necessary to qualify for hedge accounting or properly measure hedge ineffectiveness, and did not properly reclassify amounts from Accumulated other comprehensive income (AOCI) when the underlying hedged forecasted transaction affected earnings. Accordingly, the commodity derivatives should have been marked-to-market with gains and losses recorded in Automotive cost of sales. Changes in the fair value of the commodity derivatives that had been recorded in Other Comprehensive Income (OCI) as part of these cash flow

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

hedging relationships were reversed and recorded in Automotive cost of sales. Pre-tax earnings were decreased, through an adjustment to Automotive cost of sales, by $194 million ($126 million after-tax) and increased by $126 million ($82 million after-tax) for the three and nine months ended September 30, 2006, respectively.

Foreign Exchange Contracts

We enter into foreign currency forward contracts and cross-currency swaps to hedge foreign currency-denominated debt and forecasted transactions. We also designate foreign currency-denominated debt as hedges of net investments in foreign operations.

We concluded that we did not properly apply the “matched terms” method of assessing hedge effectiveness as outlined in paragraph 65 of SFAS No. 133, inadequately measured hedging effectiveness and lacked contemporaneous hedge documentation and, therefore, incorrectly applied hedge accounting to certain cash flow hedges and net investment hedges. The changes in fair value of certain derivatives used in cash flow hedging relationships, and amounts related to a net investment hedge previously recorded in AOCI were released from OCI and recorded in Automotive cost of sales. Pre-tax earnings were decreased by $94 million ($61 million after-tax) and were increased by $24 million ($16 million after-tax) for the three and nine months ended September 30, 2006, respectively.

In addition, we determined that we incorrectly applied cash flow hedge accounting treatment to one of two concurrent offsetting derivatives by accounting for the two derivatives separately instead of treating them as one combined arrangement in accordance with SFAS No. 133, “Implementation Issue F6, Concurrent Offsetting Matching Swaps and Use of One as Hedging Instrument”, and SFAS No. 133, “Implementation Issue K1, Determining Whether Separate Transactions Should Be Viewed as a Unit”. The changes in fair value of the derivatives used in this hedging strategy previously accounted for as cash flow hedges were released from AOCI and recorded in Automotive cost of sales. Pre-tax earnings were increased by $46 million ($30 million after-tax) and $30 million ($20 million after-tax) for the three and nine months ended September 30, 2006, respectively.

Interest Rate Contracts

GMAC determined that our hedge accounting documentation and hedge effectiveness assessment methodologies did not meet the requirements of paragraph 20(b) of SFAS No. 133 for certain hedges of callable fixed rate debt instruments. Under SFAS No. 133, hedge accounting is appropriate only for those hedging relationships that a company has a sufficiently documented expectation that such relationship will be highly effective in achieving offsetting changes in fair values attributable to the risk being hedged at the inception of the hedging relationship. To determine whether transactions satisfy these requirements, a company must periodically assess the effectiveness of its hedging relationships, both prospectively and retrospectively. After review, GMAC determined that the interest rate derivatives did not qualify for hedge accounting. Accordingly, hedge accounting should not have been applied to any of the hedging relationships in this strategy and therefore, market value adjustments on the debt instruments included in the hedging relationships related to changes in fair value due to movements in the designated benchmark interest rate should not have been recorded. Changes in the fair value of the debt instruments recorded in earnings under these fair value hedge relationships were reversed. Pre-tax earnings were increased, through an adjustment to Interest expense, by $336 million ($219 million after-tax) and were decreased by $47 million ($30 million after-tax) for the three and nine months ended September 30, 2006, respectively.

Other Out-of-Period Adjustments

Also, we identified adjustments that should have been recorded in the three and nine months ended September 30, 2006. Upon identification, we determined these adjustments to be immaterial, individually and in the aggregate, to our previously filed Condensed Consolidated Financial Statements, and recorded these out-of-period adjustments in the periods in which they were identified. Due to the adjustments that required a restatement

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

of our previously filed Condensed Consolidated Financial Statements, we are correcting these out-of-period adjustments by recording them in the proper periods.

The out-of-period adjustments in the table above include the following:

Unemployment benefit payments. Subsequent to December 31, 2005 but prior to the issuance of our 2005 consolidated financial statements, we were notified by the German Labor Office that we were released from certain contingent unemployment benefit payment obligations. We initially recorded the release from these obligations in the three months ended March 31, 2006. We subsequently determined that the adjustment should have been recorded in the three months ended December 31, 2005. Accordingly, as part of our restatement, pre-tax earnings were decreased, through an increase of Automotive cost of sales, by $50 million ($31 million after-tax) for the nine months ended September 30, 2006.

Automotive revenue recognition. We recorded an adjustment to correct deferred revenue related to data disks provided to customers to update their vehicle’s navigational system. We did not compute deferred revenue using fair value as determined by vendor specific objective evidence as required by EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. Additionally, we did not defer revenue on the correct number of 2006 model year vehicles containing navigation systems. As part of our restatement, pre-tax earnings were decreased, through a reduction of Automotive sales, by $22 million ($14 million after-tax) and $65 million ($43 million after-tax) for the three and nine months ended September 30, 2006, respectively.

Development costs. We recorded an adjustment to correctly expense supplier development costs. As part of our restatement, pre-tax and after-tax earnings were increased, through a reduction of Automotive cost of sales, by $57 million for the nine months ended September 30, 2006.

Advertising expenses. Under our cooperative advertising program with our dealers, we are obligated to match a portion of the funds contributed by our dealers for advertising. We recorded an adjustment to correctly reflect the timing of our obligation under this arrangement. Previously, our matching portion of the advertising costs was expensed as incurred. As part of our restatement, pre-tax earnings were increased, through adjustments to Selling, general and administrative expense, by $17 million ($11 million after-tax) and decreased by $23 million ($15 million after-tax) for the three and nine months ended September 30, 2006, respectively.

Gain on sale of equity method investment. We erroneously calculated the gain on the sale of a portion of an equity method investment. As part of our restatement, pre-tax earnings were increased, through an increase to Automotive interest and other non operating income, by $36 million ($23 million after-tax) for the nine months ended September 30, 2006.

Employee related costs. We erroneously recorded employee-related costs related to the Attrition Program and restructuring activities at GME. As part of our restatement, pre-tax earnings were decreased, through an increase to Automotive cost of sales, by $52 million ($32 million after-tax) for the nine months ended September 30, 2006.

Manufacturing utilities costs. We recorded an adjustment to correctly expense manufacturing utilities costs. As part of our restatement, pre-tax earnings were increased, through a decrease to Automotive cost of sales, by $2 million ($1 million after-tax) and $25 million ($16 million after-tax) for the three and nine months ended September 30, 2006, respectively.

Extended disability curtailment costs. We recorded an adjustment to correctly state the extended disability curtailment costs based on updated actuarial assumptions. As part of our restatement, pre-tax earnings were decreased by, through an increase to Automotive cost of sales, $52 million ($34 million after-tax) for the three months ended September 30, 2006, with no effect on earnings for the nine months ended September 30, 2006.

Special attrition program charge. We recorded an adjustment to correctly state the special attrition program expense as a result of the review of employees’ eligibility. As part of our restatement, pre-tax earnings were

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

increased, through a decrease to Automotive cost of sales, by $28 million ($18 million after-tax) for the nine months ended September 30, 2006.

Extended warranty deferred revenue. We recorded an adjustment to correctly state deferred revenue as a result of the review of prior years’ sales. As part of our restatement, pre-tax earnings were decreased by $18 million ($11 million after-tax) for the nine months ended September 30, 2006. This adjustment affected the earnings of the Allison Transmission business.

Credit card. We recorded an adjustment to appropriately defer credit card revenue in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition” (SAB 104). As a result, we recorded an adjustment in the fourth quarter of 2006 to reverse $128 million of revenue which was then allocated to and recorded in the appropriate prior periods. As part of our restatement, pre-tax earnings were increased by $11 million ($7 million after-tax) and $31 million ($20 million after-tax) for the three and nine months ended September 30, 2006, respectively.

We also recorded other less significant out-of-period adjustments, the net effect of which decreased pre-tax earnings by $82 million ($54 million after-tax) and $27 million ($11 million after-tax) for the three and nine months ended September 30, 2006, respectively.

In addition to the above adjustments, to comply with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs” (EITF 00-10), in 2006 we reclassified shipping and handling costs incurred to transport product to our customers. The correction for this reclassification increased Automotive sales and Automotive cost of sales by $1 billion and $3.4 billion for the three and nine months ended September 30, 2006, respectively.

Legal Services Plan

The accompanying Condensed Consolidated Balance Sheet and Statement of Stockholders’ Equity (Deficit) in this Quarterly Report on Form 10-Q as of September 30, 2006 and December 31, 2006 have been restated to correct the accounting for certain GM sponsored benefit plans that provide legal services to hourly employees represented by the UAW, IUE-CWA and the CAW (Legal Services Plans). Historically the Legal Services Plans were accounted for on a pay as you go basis. However, we have now concluded that the Legal Services Plans should be accounted for as defined benefit plans under the provisions of SFAS No. 106, “Employers Accounting for Postretirement Benefits Other than Pensions,” and a liability of $323 million has been recorded in our Condensed Consolidated Balance Sheet as of September 30, 2006, the earliest period included in these Condensed Consolidated Financial Statements. A charge in the amount of $211 million, which is net of a deferred tax asset of $112 million, to record the liability and related tax effects has been recorded as an adjustment to Retained earnings, because the liability related to the Legal Service Plans existed prior to December 31, 2004.

We have evaluated the effects of this misstatement on prior periods’ consolidated financial statements in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108), and concluded that no prior period financial statements are materially misstated. However, we considered the effects of correcting this misstatement on our interim and forecasted annual results of operations for the period ended September 30, 2007 and period ending December 31, 2007, respectively, and concluded that the impact on these periods may be material. As permitted by SAB 108 we will correct our prior period consolidated financial statements for the immaterial effect of this misstatement the next time we file the prior period financial statements affected by the misstatement. As such, we do not intend to amend our previous filings with the SEC with respect to this misstatement.

In order to correct the accompanying Condensed Consolidated Financial Statements, we increased deferred tax assets and OPEB liabilities by $112 million and $323 million, respectively, at December 31, 2006. Previously reported amounts for deferred tax assets and OPEB liabilities of $33 billion and $50.1 billion, respectively, at

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

December 31, 2006 have been restated to $33.1 billion and $50.4 billion, respectively. We also increased deferred tax assets and OPEB liabilities by $112 million and $323 million, respectively, at September 30, 2006.

We are not restating the Condensed Consolidated Statements of Operations or Cash Flows for the three and nine months ended September 30, 2007 and 2006 in this Quarterly Report on Form 10-Q for this misstatement because we have concluded that the impact is immaterial.

We will reflect similar adjustments to deferred tax assets and OPEB liabilities in the consolidated Balance Sheets at December 31, 2006 in addition to an adjustment to opening retained earnings at January 1, 2005 that will be included in our Annual Report on Form 10-K for the year ending December 31, 2007. We will not restate our consolidated statement of operations or cash flows for the years ended December 31, 2004, 2005 and 2006, or any interim period in those years for this item, as the impact on those periods is also immaterial.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

The following is a summary of the effect of the restatement on the previously issued Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheet:

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
	Previously		Previously
	Reported		Reported
	and		and
	Reclassified(a)	Restated	Reclassified(a)	Restated
	(Dollars in millions, except per share amounts)

Net sales and revenue
Automotive sales	$38,569	$39,612	$124,305	$127,657
Financial services and insurance revenue	9,364	9,280	27,286	27,214

Total net sales and revenue	47,933	48,892	151,591	154,871

Costs and expenses
Automotive cost of sales	36,457	37,184	122,189	124,598
Selling, general and administrative expense	3,147	3,155	9,708	9,740
Financial services and insurance expense	7,810	7,596	23,415	23,608
Other expenses	1,443	1,943	2,651	3,151

Total costs and expenses	48,857	49,878	157,963	161,097

Operating loss	(924)	(986)	(6,372)	(6,226)
Automotive and other interest expense	(608)	(529)	(2,015)	(1,861)
Automotive interest income and other non-operating income	425	310	2,285	2,093

Loss from continuing operations before income taxes, other equity income and minority interests	(1,107)	(1,205)	(6,102)	(5,994)
Income tax benefit	(945)	(977)	(2,539)	(2,523)
Equity income (loss) and minority interests, net of tax	(59)	(49)	176	193

Loss from continuing operations	(221)	(277)	(3,387)	(3,278)
Income from discontinued operations, net of tax	130	130	362	350

Net loss	$(91)	$(147)	$(3,025)	$(2,928)

Basic earnings (loss) per share:
Continuing operations	$(.39)	$(.49)	$(5.98)	$(5.80)
Discontinued operations	.23	.23	.64	.62

Total	$(.16)	$(.26)	$(5.34)	$(5.18)

Weighted average common shares outstanding, basic (millions)	566	566	566	566

Diluted earnings (loss) per share:
Continuing operations	$(.39)	$(.49)	$(5.98)	$(5.80)
Discontinued operations	.23	.23	.64	.62

Total	$(.16)	$(.26)	$(5.34)	$(5.18)

Weighted average common shares outstanding, diluted (millions)	566	566	566	566

(a)	The previously reported and reclassified columns have been restated to report Allison as discontinued operations for the three and nine months ended September 30, 2006.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

	September 30, 2006
	Previously
	Reported	Restated
	(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$17,802	$17,802
Marketable securities	107	107

Total cash and marketable securities	17,909	17,909
Accounts and notes receivable, net	9,022	6,855
Inventories	14,825	14,822
Equipment on operating leases, net	6,569	6,569
Deferred income taxes and other current assets	10,698	10,813

Total current assets	59,023	56,968
Financing and Insurance Operations Assets
Cash and cash equivalents	3,089	3,089
Assets held for sale	282,955	282,847
Equipment on operating leases, net	13,325	13,325
Other assets	4,378	1,827

Total Financing and Insurance Operations Assets	303,747	301,088
Non-Current Assets
Property, net	38,893	38,959
Deferred income taxes	23,496	24,972
Prepaid pension	37,805	37,691
Other assets	6,614	8,357

Total non-current assets	106,808	109,979

Total Assets	$469,578	$468,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable (principally trade)	$27,113	$27,318
Short-term borrowings and current portion of long-term debt	1,346	1,436
Accrued expenses	40,183	40,235

Total current liabilities	68,642	68,989
Financing and Insurance Operations Liabilities
Liabilities related to assets held for sale	272,725	272,869
Debt	10,073	10,073
Other liabilities and deferred income taxes	4,794	2,243

Total Financing and Insurance Operations Liabilities	287,592	285,185
Non-Current Liabilities
Long-term debt	31,414	33,118
Postretirement benefits other than pensions	34,211	34,534
Pensions	15,937	15,937
Other liabilities and deferred income taxes	19,426	17,714

Total non-current liabilities	100,988	101,303

Total liabilities	457,222	455,477
Minority interest	1,212	1,210
Stockholders’ Equity
Preferred stock, no par value, 6,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $1 2/3 par value (2,000,000,000 shares authorized, 756,637,541 and 565,611,157 shares issued and outstanding, respectively)	943	943
Capital surplus (principally additional paid-in capital)	15,316	15,316
Retained deficit	(1,101)	(616)
Accumulated other comprehensive loss	(4,014)	(4,295)

Total stockholders’ equity	11,144	11,348

Total Liabilities, Minority Interests, and Stockholders’ Equity	$469,578	$468,035

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Note 17.	Segment Reporting

We operate in two businesses, consisting of Automotive (GM Automotive or GMA) and Financing and Insurance Operations (FIO). Our four automotive regions consist of GMNA, GME, GMLAAM and GMAP. For the three and nine months ended September 30, 2007, our FIO business primarily consists of our 49% share of GMAC’s operating results, which we accounted for under the equity method, and two special purpose entities holding automotive leases previously owned by GMAC and its affiliates that were retained by us, as well as the elimination of intercompany transactions with GM Automotive and Corporate and Other. For the three and nine months ended September 30, 2006, our FIO business consisted of the consolidated operating results of GMAC’s lines of business as follows: Automotive Finance Operations, Mortgage Operations, Insurance, and Other, which included its Commercial Finance business and GMAC’s equity investment in Capmark (previously GMAC Commercial Finance). Also included in FIO is Other Financing, which consists of the equity earnings of financing entities that are not consolidated by GMAC as well as the elimination of intercompany transactions with GM Automotive and Corporate and Other. Corporate and Other includes the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, including costs related to postretirement benefits for Delphi and other retirees, and certain corporate activities.

In the first quarter of 2007, we changed our segment presentation to reflect the elimination of transactions occurring between GM Automotive regions, previously included in the GMNA region, in the Auto Eliminations column within total GMA. These transactions consist primarily of intra-segment vehicle and service parts sales in accordance with our transfer pricing policy. Accordingly, 2006 amounts have been revised for comparability. Additionally, the three and nine months ended September 30, 2006, have been reclassified for the retroactive effect of discontinued operations. Refer to Note 3.

								Total
			GM		Auto	Total	Corporate	Excluding		Other	Total
	GMNA	GME	LAAM	GMAP	Eliminations	GMA	& Other	FIO	GMAC(a)	Financing	Financing	Total
	(Dollars in millions)
As of and For the Three Months Ended September 30, 2007
Automotive sales
External customers	$26,022	$8,322	$4,829	$3,933	$—	$43,106	$28	$43,134	$—	$—	$—	$43,134
Intersegment	585	400	115	1,513	(2,613)	—	—	—	—	—	—	—

Total automotive sales	26,607	8,722	4,944	5,446	(2,613)	43,106	28	43,134	—	—	—	43,134
Financial services and insurance revenue	—	—	—	—	—	—	—	—	—	700	700	700

Total net sales and revenue	$26,607	$8,722	$4,944	$5,446	$(2,613)	$43,106	$28	$43,134	$—	$700	$700	$43,834

Depreciation and amortization	$1,341	$407	$76	$150	$9	$1,983	$14	$1,997	$—	$297	$297	$2,294
Interest income	$365	$178	$41	$44	$1	$629	$(277)	$352	$—	$36	$36	$388
Interest expense	$747	$134	$58	$61	$1	$1,001	$(225)	$776	$—	$106	$106	$882
Income tax expense (benefit)	$36,429	$2,471	$34	$48	$(9)	$38,973	$140	$39,113	$50	$23	$73	$39,186
Earnings (losses) of nonconsolidated affiliates	$10	$10	$9	$86	$—	$115	$—	$115	$(809)	$—	$(809)	$(694)
Income from discontinued operations, net of tax	$45	$—	$—	$—	$—	$45	$—	$45	$—	$—	$—	$45
Gain on sale of discontinued operations, net of tax	$3,504	$—	$—	$—	$—	$3,504	$—	$3,504	$—	$—	$—	$3,504
Net income (loss)	$(34,646)	$(2,869)	$340	$138	$(19)	$(37,056)	$(1,136)	$(38,192)	$(803)	$32	$(771)	$(38,963)
Investments in nonconsolidated affiliates	$326	$437	$64	$1,167	$—	$1,994	$37	$2,031	$6,852	$—	$6,852	$8,883
Total assets	$92,377	$27,655	$6,611	$14,860	$(10,945)	$130,558	$(213)	$130,345	$12,413	$6,742	$19,155	$149,500
Goodwill	$188	$575	$—	$—	$—	$763	$—	$763	$—	$—	$—	$763

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

								Total
			GM		Auto	Total	Corporate	Excluding		Other	Total
	GMNA	GME	LAAM	GMAP	Eliminations	GMA	& Other	FIO	GMAC	Financing	Financing	Total
	(Dollars in millions)

As of and For the Three Months Ended September 30, 2006
Automotive sales
External customers	$26,102	$7,048	$3,499	$3,003	$—	$39,652	$(40)	$39,612	$—	$—	$—	$39,612
Intersegment	686	396	159	844	(2,085)	—	—	—	—	—	—	—

Total automotive sales	26,788	7,444	3,658	3,847	(2,085)	39,652	(40)	39,612	—	—	—	39,612
Financial services and insurance revenue	—	—	—	—	—	—	—	—	9,282	(2)	9,280	9,280

Total net sales and revenue	$26,788	$7,444	$3,658	$3,847	$(2,085)	$39,652	$(40)	$39,612	$9,282	$(2)	$9,280	$48,892

Depreciation and amortization	$1,382	$378	$58	$114	$8	$1,940	$6	$1,946	$1,466	$(905)	$561	$2,507
Interest income	$421	$151	$22	$31	$(1)	$624	$(430)	$194	$697	$(187)	$510	$704
Interest expense	$819	$174	$15	$57	$—	$1,065	$(536)	$529	$3,899	$(18)	$3,881	$4,410
Income tax expense (benefit)	$(261)	$(63)	$(5)	$(260)	$1	$(588)	$(649)	$(1,237)	$184	$76	$260	$(977)
Earnings (losses) of nonconsolidated affiliates	$17	$12	$(4)	$79	$—	$104	$3	$107	$(5)	$—	$(5)	$102
Income from discontinued operations, net of tax	$130	$—	$—	$—	$—	$130	$—	$130	$—	$—	$—	$130
Net income (loss)	$(537)	$(126)	$183	$205	$4	$(271)	$(25)	$(296)	$(173)	$322	$149	$(147)
Investments in nonconsolidated affiliates	$298	$387	$140	$1,124	$—	$1,949	$42	$1,991	$—	$—	$—	$1,991
Total assets	$132,745	$24,170	$4,687	$12,794	$(7,687)	$166,709	$238	$166,947	$309,730	$(8,642)	$301,088	$468,035
Goodwill	$296	$472	$—	$—	$—	$768	$—	$768	$—	$—	$—	$768

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

								Total
			GM		Auto	Total	Corporate	Excluding		Other	Total
	GMNA	GME	LAAM	GMAP	Eliminations	GMA	& Other	FIO	GMAC(a)	Financing	Financing	Total
	(Dollars in millions)

For the Nine Months Ended September 30, 2007
Automotive sales
External customers	$82,311	$25,563	$12,555	$11,193	$—	$131,622	$73	$131,695	$—	$—	$—	$131,695
Intersegment	2,016	1,257	299	4,276	(7,848)	—	—	—	—	—	—	—

Total automotive sales	84,327	26,820	12,854	15,469	(7,848)	131,622	73	131,695	—	—	—	131,695
Financial services and insurance revenue	—	—	—	—	—	—	—	—	—	2,530	2,530	2,530

Total net sales and revenue	$84,327	$26,820	$12,854	$15,469	$(7,848)	$131,622	$73	$131,695	$—	$2,530	$2,530	$134,225

Depreciation and amortization	$4,170	$1,219	$227	$428	$32	$6,076	$27	$6,103	$—	$1,010	$1,010	$7,113
Interest income	$916	$499	$107	$119	$1	$1,642	$(648)	$994	$—	$302	$302	$1,296
Interest expense	$2,269	$523	$35	$177	$7	$3,011	$(755)	$2,256	$—	$561	$561	$2,817
Income tax expense (benefit)	$36,354	$2,568	$170	$128	$(12)	$39,208	$(526)	$38,682	$46	$77	$123	$38,805
Earnings (losses) of nonconsolidated affiliates	$50	$30	$23	$335	$—	$438	$2	$440	$(874)	$—	$(874)	$(434)
Income from discontinued operations, net of tax	$256	$—	$—	$—	$—	$256	$—	$256	$—	$—	$—	$256
Gain on sale of discontinued operations, net of tax	$3,504	$—	$—	$—	$—	$3,504	$—	$3,504	$—	$—	$—	$3,504
Net income (loss)	$(34,656)	$(2,647)	$754	$481	$(23)	$(36,091)	$(1,258)	$(37,349)	$(779)	$118	$(661)	$(38,010)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

								Total
			GM		Auto	Total	Corporate	Excluding		Other	Total
	GMNA	GME	LAAM	GMAP	Eliminations	GMA	& Other	FIO	GMAC	Financing	Financing	Total
	(Dollars in millions)

For the Nine Months Ended September 30, 2006
Automotive sales
External customers	$86,159	$22,888	$10,182	$8,566	$—	$127,795	$(138)	$127,657	$—	$—	$—	$127,657
Intersegment	1,978	1,392	470	2,464	(6,303)	1	(1)	—	—	—	—	—

Total automotive sales	88,137	24,280	10,652	11,030	(6,303)	127,796	(139)	127,657	—	—	—	127,657
Financial services and insurance revenue	—	—	—	—	—	—	—	—	27,143	71	27,214	27,214

Total net sales and revenue	$88,137	$24,280	$10,652	$11,030	$(6,303)	$127,796	$(139)	$127,657	$27,143	$71	$27,214	$154,871

Depreciation and amortization	$4,203	$1,278	$168	$295	$24	$5,968	$16	$5,984	$4,389	$(1,680)	$2,709	$8,693
Interest income	$1,014	$383	$68	$82	$—	$1,547	$(1,063)	$484	$2,003	$(498)	$1,505	$1,989
Interest expense	$2,440	$486	$114	$164	$—	$3,204	$(1,343)	$1,861	$11,735	$(45)	$11,690	$13,551
Income tax expense (benefit)	$(2,486)	$(37)	$80	$96	$(1)	$(2,348)	$(1,277)	$(3,625)	$767	$335	$1,102	$(2,523)
Earnings (losses) of nonconsolidated affiliates	$122	$29	$5	$279	$—	$435	$5	$440	$(9)	$—	$(9)	$431
Income from discontinued operations, net of tax	$350	$—	$—	$—	$—	$350	$—	$350	$—	$—	$—	$350
Net income (loss)	$(4,668)	$(106)	$362	$1,073	$(1)	$(3,340)	$(333)	$(3,673)	$1,109	$(364)	$745	$(2,928)

(a)	Refer to Note 5 for summarized financial information of GMAC for the three and nine months ended September 30, 2007.

Note 18.	Transactions with GMAC

We have entered into various operating and financing arrangements with GMAC. The nature and terms of these arrangements were negotiated at arm’s length. The following describes the transactions and their related financial statement effects that occurred between GM and GMAC for the three and nine months ended September 30, 2007 that have not been eliminated in our Condensed Consolidated Financial Statements.

Marketing Incentives and Operating Lease Residuals

As a marketing incentive, we may sponsor interest rate support, capitalized cost reduction and residual support programs as a way to lower customers’ monthly lease and retail contract payments. In addition we may sponsor lease pull-ahead programs to encourage customers to terminate their leases early in conjunction with the acquisition of a new GM vehicle.

Under the interest rate support program, we pay an amount to GMAC at the time of lease or retail contract origination to adjust the interest rate implicit in the lease or retail contract below GMAC’s standard interest rate. Such marketing incentives are referred to as rate support or subvention and the amount paid at contract origination represents the present value of the difference between the customer rates and the GMAC standard rates.

Under the capitalized cost reduction program, we pay an amount to GMAC at the time of lease or retail contract origination to reduce the principal amount implicit in the lease or retail contract below our standard MSRP (manufacturers suggested retail price) value.

Under the residual support program, the customers’ contractual residual value is adjusted above GMAC’s standard residual values. We reimburse GMAC to the extent that sales proceeds are less than the customers’ contractual residual value, limited to GMAC’s standard residual value. As it relates to U.S. lease originations and U.S. balloon retail contract originations occurring after April 30, 2006 that GMAC retained after the consummation of the GMAC sale, we agreed to begin payment of the present value of the expected residual support owed to GMAC

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

at the time of contract origination as opposed to after contract termination when the related used vehicle is sold. The residual support amount owed to GMAC is adjusted as the contracts terminate and, in cases where the estimate is adjusted, we may be obligated to pay GMAC or GMAC may be obliged to reimburse us. At September 30, 2007 the maximum additional amount that could be paid by us under the residual support program is $903 million. Our assessment is that it would be unlikely that the proceeds from the entire portfolio of assets would be lower than both the contractual residual value and GMAC’s standard residual rates. As of September 30, 2007, we have a total reserve of $92 million based on our estimated required future payments to GMAC associated with the residual support program.

Under the lease pull-ahead program, customers are encouraged to terminate their leases early in conjunction with the acquisition of a new GM vehicle. As part of this program, GMAC waives the customer’s remaining payment obligation under their current lease, and we compensate GMAC for any foregone revenue from the waived payments. Since these programs generally accelerate the re-sale of the vehicle, the proceeds are typically higher than otherwise would have been realized had the vehicle been sold at the contract maturity. The reimbursement to GMAC for the foregone payments is reduced by the amount of this benefit. We make anticipated payments to GMAC at the end of each month following lease termination. As with residual support payments discussed above, these estimates are adjusted to actual once all vehicles that could have been pulled ahead have terminated and the vehicles have been resold. To the extent that the original estimates are adjusted, GM or GMAC may be obligated to pay each other the difference, as appropriate under the lease pull-ahead programs.

In addition to the interest rate support, capitalized cost reduction, residual support and lease pull-ahead programs, we also participate in a risk sharing arrangement that was amended on November 30, 2006 and applies to all new lease contracts. We are responsible for risk sharing on returns of lease vehicles in the U.S. and Canada whose resale proceeds are less than standard GMAC residual values, subject to a limitation. We will also pay GMAC a quarterly leasing payment in connection with the agreement beginning in the first quarter of 2009 and ending in the fourth quarter of 2014. At September 30, 2007, the maximum amount guaranteed under the risk sharing arrangement is $978 million and would only be paid in the unlikely event that the proceeds from all outstanding lease vehicles would be lower than GMAC’s standard residual rates, subject to the limitation. As of September 30, 2007, we have a total reserve of $123 million based on our estimated future payments to GMAC associated with the risk sharing arrangement.

In accordance with our revenue recognition accounting policy, the marketing incentives, apart from the lease pull-ahead programs, as well as the risk sharing arrangement, are recorded as reductions to Automotive sales at the time of the sale of the vehicle to the dealers based on the estimated GMAC lease and retail contract penetration. The lease pull-ahead programs are recorded as reductions to Automotive sales when the specific lease pull-ahead program is announced. We paid $1.4 billion and $3.5 billion under these programs during the three and nine months ended September 30, 2007, respectively.

The terms and conditions of interest rate support, capitalized cost reduction, residual support and lease pull-ahead programs, as well as the risk sharing arrangement, are included in the U.S., Canadian and International Consumer Financing Services Agreements, which expire in November 2016.

Operating Lease Assets Transferred to GM by GMAC

In November 2006, GMAC transferred to us certain U.S. lease assets, along with related debt and other assets. GMAC retained an investment in a note, which had a balance of $373 million at September 30, 2007, and is secured by the lease assets transferred to us. GMAC continues to service the leased assets and related debt on our behalf and receives a servicing fee. GMAC is obligated, as servicer, to repurchase any leased asset that is in breach of any of the covenants in the securitization agreements. In addition, in a number of the transactions securitizing the lease assets, the trusts issued one or more series of floating rate debt obligations and entered into derivative transactions to eliminate the market risk associated with funding the fixed payment lease assets with floating interest rate debt. To

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

facilitate these securitization transactions, GMAC entered into secondary derivative transactions with the primary derivative counterparties, essentially offsetting the primary derivatives. As part of the transfer, we assumed the rights and obligations of the primary derivative while GMAC retained the secondary, leaving both companies exposed to market value movements of their respective derivatives. GM and GMAC subsequently entered into derivative transactions with each other that are intended to offset the exposure each party has to its component of the primary and secondary derivatives.

Exclusivity Arrangement

Subject to GMAC’s fulfillment of certain conditions, we have granted GMAC exclusivity for U.S., Canadian and international GM-sponsored consumer and wholesale marketing incentives for GM products in specified markets around the world, with the exception of Saturn branded products. In return for this exclusivity, GMAC will pay us an annual exclusivity fee of $105 million ($75 million for the U.S. retail business, $15 million for the Canadian retail business, $10 million for retail business in international operations, and $5 million for the dealer business) and is committed to provide financing to our customers and dealers consistent with historical practices. The amount of exclusivity fee revenue recognized by us for the three and nine months ended September 30, 2007 was $26 million and $79 million, respectively.

Marketing Service Agreement

GM and GMAC have entered into a 10 year marketing, promoting, advertising and customer support arrangement related to GM products, GMAC products and the retail financing for GM products. This agreement expires in November 2016.

Royalty Arrangement

For certain insurance products, GM and GMAC have entered into 10 year intellectual property license agreements giving GMAC the right to use the GM name on certain insurance products. In exchange, GMAC will pay a royalty fee of 3.25% of revenue, net of cancellations, related to these products with a minimum annual guarantee of $15 million. The amount of royalty recognized for the three and nine months ended September 30, 2007 was $5 million and $14 million, respectively.

Shared and Transition Services Agreement

GM and GMAC entered into a Shared and Transition Services Agreement to continue to provide to each other global support services, primarily treasury, tax, real estate and human resources, for a transition period of one to two years from the transaction date. GM expects that when the Shared and Transition Services Agreement expires, GM and GMAC will either renew this services agreement or GM and GMAC will perform the related services internally or potentially outsource to other providers.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Balance Sheet

A summary of the balance sheet effects of transactions with GMAC at September 30, 2007 is as follows (dollars in millions):

Assets:
Accounts and notes receivable(a)	$1,758
Other assets(b)	39
Liabilities:
Accounts payable(c)	643
Short-term borrowings and current portion of long-term debt(d)	2,935
Accrued expenses(e)	44
Long-term debt(f)	284

(a)	Represents wholesale settlements due from GMAC, amounts owed by GMAC with respect to the operating lease assets transferred to GM, and the exclusivity fee and royalty arrangement as discussed above.

(b)	Primarily represents distributions due from GMAC on GM’s Preferred Membership Interests.

(c)	Represents amounts accrued with respect to interest rate support, capitalized cost reduction, residual support and lease pull-ahead programs and the risk sharing arrangement.

(d)	Represents wholesale financing, sales of receivable transactions and the short-term portion of term loans provided to certain dealerships wholly-owned by us or in which we have an equity interest. In addition, it includes borrowing arrangements with Adam Opel and arrangements related to GMAC’s funding of GM company-owned vehicles, rental car vehicles awaiting sale at auction and funding of the sale of GM vehicles in which we retain title while the vehicles are consigned to GMAC or dealers in the United Kingdom. The financing to GM remains outstanding until the title is transferred to the dealers. Also included is the short-term portion of a note provided to a wholly-owned subsidiary of GM holding debt related to the operating leases transferred to us and a note related to the overpayment of $317 million of income taxes by GMAC. These taxes were paid by GMAC to us and are expected to be refunded to GMAC on or before December 15, 2007.

(e)	Represents mainly interest accrued on the transactions in (d) above.

(f)	Represents primarily the long-term portion of term loans and a note payable with respect to the operating leases transferred to us discussed in (d) above.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

Statement of Operations

A summary of the income statement effects of transactions with GMAC is as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2007
	(Dollars in millions)

Net sales and revenue(a)	$175	$494
Cost of sales and other expenses	140	384
Automotive interest income and other non-operating income(b)	109	321
Derivatives(c)	14	13
Interest expense(d)	18	171
Servicing expense(e)	39	134

(a)	Represents primarily the sale of vehicles to a subsidiary of GMAC for a GM employee lease program.

(b)	Represents income on GM’s Preferred Membership Interest in GMAC, exclusivity and royalty fee income and reimbursements by GMAC for certain services provided by GM. Included in this amount is rental income related to GMAC’s primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan. The lease agreement expires on November 30, 2016.

(c)	Represents gains recognized in connection with a derivative transaction entered into with GMAC as the counterparty.

(d)	Represents interest incurred on term loans, notes payable and wholesale settlements.

(e)	Represents servicing fees paid to GMAC on the automotive leases retained by us.

Note 19.	Subsequent Events

2007 National Agreement

On October 10, 2007, the 2007 National Agreement between the UAW and GM and the related Retiree MOU were ratified. The 2007 National Agreement covers the wages, hours and terms and conditions of employment for the UAW-represented employees, and the Retiree MOU provides that the responsibility for providing retiree health care will permanently shift from GM to a new retiree plan funded by a new independent VEBA. Final effectiveness of the Retiree MOU is subject to a number of conditions as described below, but we will begin executing certain provisions of the Retiree MOU promptly pursuant to its terms. Following are the key terms and provisions of the Retiree MOU and the 2007 National Agreement:

Retiree MOU

The Retiree MOU is subject to class certification and court approval. Therefore, the parties intend to negotiate and enter into a detailed settlement agreement and other related agreements (Final Settlement Documentation) to effect the transactions contemplated by the Retiree MOU, which will then be submitted to the United States District Court for the Eastern District of Michigan for approval. The Final Settlement Documentation will also require negotiation with and the approval of counsel retained by the named plaintiffs in the class action case filed against GM on September 26, 2007 by the UAW and putative class representatives of GM-UAW retirees (International Union, UAW, et al. v. General Motors Corporation, Case: 2:07-cv-14074 (E.D. Mich.)). Certain other provisions of the Retiree MOU will be carried out after the date the District Court issues an order approving the Retiree MOU and the Final Settlement Documentation (Initial Effective Date), and all provisions of the Retiree MOU will be effective

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

on the later of the date when all appeals from the District Court’s order have been exhausted (Final Effective Date) or January 1, 2010 (Implementation Date).

The Retiree MOU provides that as of the Implementation Date, we will transfer our obligations for providing UAW retirees in the “Covered Group” with post-retirement medical benefits, including but not limited to hospital, surgical, medical, prescription, drug, vision, and, as applicable to a limited group of retirees, dental coverage, as well as the cost of administering such benefits and $76.20 of the Medicare Part B premium (Postretirement Medical Benefits) to a new retiree health care plan (New Plan) to be established and maintained by either an independent committee or a joint labor-management committee and to be funded by a newly established Voluntary Employee Beneficiary Association trust (New VEBA). The “Covered Group” is comprised of: (1) all members of the class defined in the 2005 UAW Health Care Settlement Agreement; (2) all future retirees as such term is defined in the 2005 UAW Health Care Settlement Agreement; (3) all currently active UAW-represented employees of GM with seniority as of September 14, 2007 who retire with eligibility for post-retirement medical coverage; (4) all UAW retirees from Delphi as of September 14, 2007 who are entitled to GM retiree medical coverage under a previous agreement negotiated among the UAW, GM, and Delphi (Delphi MOU); (5) upon their retirement, all active UAW-represented employees of Delphi or a former Delphi divested unit who are eligible for GM retiree medical coverage under the Delphi MOU; (6) all UAW retirees from any other closed or divested GM-UAW business units as of September 26, 2007 to the extent GM is responsible for their retiree medical coverage; and (7) upon retirement after September 26, 2007, all active UAW-represented employees of any other closed or divested GM-UAW unit if GM would have responsibility for their retiree medical coverage. The Covered Group also includes the spouses, surviving spouses, and dependents of such current or former GM-UAW employees who are eligible for GM-provided retiree medical coverage.

Prior to the Implementation Date, we will continue to provide Postretirement Medical Benefits to UAW retirees and their eligible spouses, surviving spouses and dependents on the basis set forth in the 2005 UAW Health Care Settlement Agreement. The New Plan and the New VEBA, when approved and implemented, will supersede the terms set forth in the 2005 UAW Health Care Settlement Agreement, and assume responsibility as of the Implementation Date for all Post-Retirement Medical Benefits as of the Implementation Date for the Covered Group for which we were previously responsible.

The New VEBA will also be established effective on the Implementation Date under the Retiree MOU and the Final Settlement Documentation. Funding for the New VEBA will begin within 10 days after the Final Effective Date, and will come from a number of sources:

•	On January 1, 2008, we will allocate a percentage of the assets of the General Motors Welfare Benefit Trust (Internal VEBA) that is equal to the percentage of our OPEB liability attributable to UAW-associated employees and retirees and their eligible spouses, surviving spouses and dependents to a separate account (UAW Related Account), which will also hold the proportional investment returns on that percentage of the trust. Effective January 1, 2008 and subject to the termination of the Retiree MOU, we will not disburse any assets from the UAW Related Account until the Final Effective Date. We will then transfer the assets in the UAW Related Account or an amount equal to the balance in that account to the New VEBA.

•	The assets and liabilities of the Mitigation VEBA (Note 14) including the remaining $1 billion contribution to be made by GM in 2011, will be transferred to the New VEBA after the transfer of assets of the Internal VEBA. Refer to Note 14.

•	On January 1, 2008, we will establish a temporary asset account (TAA) and deposit a contingent cash payment equal to the difference between $18.5 billion and the value of the UAW Related Account on January 1, 2008. The Final Settlement Documentation and its court approval will provide that on the Initial Effective Date, we will also deposit in the TAA: (1) $3.8 billion (subject to adjustment for payments under the 2005 UAW Health Care Settlement Agreement) or, at our discretion, an annual amount as described in

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Continued)

the amortization schedule under “Wages/COLA” in Appendix C to the Retiree MOU; and (2) $1.8 billion or, at our discretion, an annual amount as described in the amortization schedule under “Base” in Appendix C to the Retiree MOU. We may prefund such annual payments by paying the applicable buyout amount provided in Appendix C to the Retire MOU. If we choose to pay these amounts either in total on the Initial Effective Date or later by terminating annual payments through the applicable buyout amount, our payment will include interest on the amount paid from January 1 of the applicable year through the date of the deposit.

•	We will transfer the assets in the TAA related to these deposits or an amount equal to the balance in the TAA related to these deposits to the New VEBA after the transfer of the assets and liabilities of the External VEBA.

•	On January 1, 2008, we will issue into the TAA a five-year convertible note in the principal amount of $4.4 billion with 6.75% interest payable semiannually (Convertible Note). We may call the Convertible Note at any time beginning three years after issuance. The Convertible Note may be converted into 109,312,500 shares of GM common stock, $1 2/3 par value (Converted Stock): (1) if GM provides notice that we are calling the Convertible Note; (2) within three months before the maturity date; or (3) if in any quarter, the closing market price of GM common stock is at least $48.00 for at least 20 trading days of the last 30 trading days in the preceding calendar quarter. The Final Settlement Documentation will include an agreement providing that the Convertible Note may not be sold or hedged before the Implementation Date. After the Implementation Date the Convertible Note or the Converted Stock may be sold subject to certain volume restrictions (maximum 54 million shares per year). After the Implementation Date, the New VEBA will have the right to demand registration of one public offering of the Convertible Note or the Converted Stock per year and to participate in public offerings of securities by GM, under certain circumstances. In private transactions, the New VEBA may not sell: (1) a block of Converted Stock that would be more than 2% of the outstanding shares of GM common stock to a single buyer; or (2) any Converted Stock to a holder of more than 5% of the outstanding shares of GM common stock that has intention to influence GM’s directors or management. The trustee of the New VEBA will vote Converted Stock held in the New VEBA in the same proportion as the votes cast by all other stockholders in a given election. The Trustee may sell the Convertible Note or the Converted Stock to a tender offeror only if the tender offer has been recommended by an independent committee of the GM Board of Directors. After the cash and other investments in the TAA have been transferred to the New VEBA, the Convertible Note (or another convertible note with identical terms other than the date of issuance) will be transferred to the New VEBA, as permitted by law governing contributions of employer securities to a benefit plan and a VEBA.

•	On April 1, 2008, we will make an initial contribution of $165 million to the TAA. Each year beginning in 2009, if the annual cash flow projection for the New VEBA shows that the New VEBA will become insolvent within the next 25 years, GM will deposit $165 million by April 1 of that year (Shortfall Amount Contribution) into the TAA or, after the Implementation Date, into the New VEBA, provided that we will not make more than 19 Shortfall Amount Contributions (not including the payment on April 1, 2008 referred to in the previous sentence). At any time, we may prefund all future annual Shortfall Amount Contributions by paying the applicable buyout amount provided in Appendix C of the Retiree MOU. We will transfer the assets in the TAA related to the initial $165 million deposit and additional Shortfall Amount Contributions deposited in the TAA or an amount equal to the balance in the TAA related to such deposit and Shortfall Amount Contributions to the New VEBA in conjunction with the transfer to the New VEBA.

In the Retiree MOU, the UAW and GM acknowledged that our obligations are fixed and capped and that we are not responsible for, and do not provide a guarantee of: (1) the payment of future benefits to plan participants; (2) the asset returns of the funds in the TAA or the New VEBA; or (3) whether there will be sufficient assets in the New VEBA to fully pay the obligations of the New VEBA or New Plan. In the event the assets of the New VEBA are not

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) — (Concluded)

sufficient to fully fund the obligations of the New Plan, the New VEBA and New Plan will be required to reduce benefits to plan participants.

In the Retiree MOU, GM and the UAW agreed to amend GM’s hourly pension plan on the Final Effective Date to provide GM retirees and surviving spouses who are members of the Covered Group and receiving a GM pension benefit with a flat monthly special lifetime benefit of $66.70, commencing on the first month following the Final Effective Date. This special lifetime benefit is intended to serve as cost pass-through to the New VEBA of an after-tax increase in the monthly contribution applicable to Post-Retirement Medical Benefits under the New Plan for the Covered Group. As a result, the New Plan will assess an additional monthly contribution of $51.67 to the Covered Group for retiree medical coverage.

Other Items

The 2007 National Agreement also established a new wage and benefit package for new hires (Tier II Wage) in certain non-core positions including material movement, kitting and sequencing and housekeeping. New hires in Tier II Wage positions will receive base wages of approximately $15.30 per hour versus $28.12 per hour for existing employees. In addition, these new hires will have higher cost sharing arrangements for active healthcare coverage, a Cash Balance pension plan and receive $1 per hour in 401(k) contributions in lieu of a defined benefit postretirement medical benefit plan. The agreement provides lump sum payments of $3,000 in 2007 and 3%, 4% and 3% of wages in 2008, 2009 and 2010, respectively. The lump sum payments will each be amortized over a one year period. Also, pension benefit increases and lump sum payments to retirees and covered employees of Delphi as defined in Note 10 were provided, which is estimated to increase our December 31, 2007 projected benefit obligation by $4.3 billion. These estimated increases in pension benefits also include increases to non-UAW hourly employees that historically have followed UAW contract provisions.

Conversion of Preferred Membership Interests in GMAC LLC

As described in Note 5, in connection with the GMAC Transaction, 1,555,000 Preferred Membership Interests in GMAC (Preferred Interests) were acquired by GM’s indirect wholly owned subsidiary GM Preferred Finance Co. Holdings Inc. (GM Finance). Effective November 1, 2007, 533,236 of the Preferred Interests held by GM Finance were converted into 3,912 Class B Membership Interests in GMAC (Class B Interests), in the interest of strengthening GMAC’s capital position. Following this transaction (Preferred Conversion), GM subsidiaries hold in the aggregate 1,021,764 Preferred Interests and 52,912 Class B Interests. The Preferred Conversion did not change our indirect ownership of 49% percentage of GMAC’s Common Membership Interests; FIM Holdings LLC continues to hold the remaining 51%.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General Motors Corporation (GM) is primarily engaged in the worldwide development, production, and marketing of automobiles. We develop, manufacture and market vehicles worldwide through four automotive regions: GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM) and GM Asia Pacific (GMAP) (collectively the Automotive business). Our finance and insurance operations are primarily conducted through GMAC, the successor to General Motors Acceptance Corporation (together with GMAC LLC, GMAC), a wholly-owned subsidiary until the end of November 2006 when we sold a 51% controlling ownership interest in GMAC to a consortium of investors (the GMAC Transaction). Since the GMAC Transaction, we have accounted for our 49% ownership interest in GMAC using the equity method. GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential mortgage services, automobile service contracts, personal automobile insurance coverage and selected commercial insurance coverage.

From time to time, we discuss issues of shared interest such as possible transactions with other parties, including other vehicle manufacturers. Frequently these proposals do not come to fruition. We do not confirm or comment on any potential transactions or other matters unless, and until, we determine that disclosure is appropriate.

In August 2007, we completed the sale of the commercial and military operations of our Allison Transmission (Allison) business. The negotiated purchase price of $5.6 billion in cash plus assumed liabilities was paid on closing. The purchase price was subject to adjustment based on the amount of Allison’s net working capital and debt on the closing date. Subsequently, we advanced $200 million to the buyer as a preliminary purchase price adjustment resulting in an adjusted purchase price of $5.4 billion. We currently anticipate that the final purchase price adjustment will be made in the fourth quarter of 2007. A gain on the sale of Allison in the amount of $5.3 billion ($3.5 billion after-tax), inclusive of the preliminary purchase price adjustments, was recognized in the three and nine months ended September 30, 2007. Allison, formerly a division of GM’s Powertrain Operations, is a global leader in the design and manufacture of commercial and military automatic transmissions and a premier global provider of commercial vehicle automatic transmissions for on-highway, including trucks, specialty vehicles, buses and recreational vehicles, off-highway and military vehicles, as well as hybrid propulsion systems for transit buses. GM Powertrain Operations’ facility near Baltimore, which manufactures automatic transmissions primarily for GM trucks and hybrid propulsion systems, was retained by us. The results of operations and cash flows of Allison have been reported in the Condensed Consolidated Financial Statements as discontinued operations for all periods presented. Historically, Allison had been reported in the North America Automotive business.

Financial Results

During the third quarter of 2007, we established a valuation allowance of $39 billion against our net deferred tax assets in the U.S., Canada and Germany. Such valuation allowance and charges associated with a reduction in the German business tax rate were the primary reasons for an increase in income tax expense. Accordingly, consolidated net loss was $39 billion and $38 billion for the three and nine months ended September 30, 2007, respectively. Loss from continuing operations before income taxes, other equity income and minority interests was $3.3 billion for the third quarter of 2007, compared to $1.2 billion for 2006. For the first nine months of 2007, loss from continuing operations before income taxes, other equity income and minority interests was $3 billion, compared to $6 billion in 2006.

Consolidated net sales and revenue was $43.8 billion for the three months ended September 30, 2007 as compared to $48.9 billion during the three months ended September 30, 2006. For the nine months ended September 30, 2007, our consolidated net sales and revenues were $134.2 billion, a decrease of $20.7 billion, or 13.3% below the $154.9 billion for the nine months ended September 30, 2006. Since the sale of a 51% controlling interest in GMAC on November 30, 2006, we began accounting for our remaining interest in GMAC using the equity method. Therefore, our consolidated results reflect our 49% share of the operating results of GMAC on an

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

equity basis for the three and nine months ended September 30, 2007 as compared to the operating results of GMAC on a consolidated basis for the comparable periods in 2006. A discussion of our regional automotive operating results and Finance and Insurance Operations financial review follows.

Strategy

As previously described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K), our top priorities continue to be improving our business in North America and achieving global competitiveness in an increasingly global environment, thus positioning GM for sustained profitability and growth in the long term, while at the same time maintaining strong liquidity.

Our growth and profitability priorities for 2007 are straightforward:

Continue to execute the North America turnaround plan. Our first priority in 2007 is improving our earnings and cash flow, particularly in GMNA, the traditional core of our operations and financial results. Our turnaround plan for GMNA is built on four elements: (1) achieve and sustain product excellence; (2) revitalize our sales and marketing strategy; (3) accelerate cost reductions and quality improvements; and (4) address our health care/legacy cost burden. Our primary revenue related goals for 2007 include improving our contribution margin in North America by selling a more profitable vehicle product mix, which we are pursuing by emphasizing the quality and value of our vehicles, reducing reliance on sales incentives and increasing our marketing efforts on our newly launched products. Our primary cost related goals for 2007 in North America remain addressing our legacy cost burden and reducing our structural costs. Beginning in 2007, we are on track to achieve our announced target of reducing our annual structural costs in GMNA and Corporate and Other by $9 billion, on average, less than those costs in 2005. In October 2007, we entered into a new collective bargaining agreement (2007 National Agreement) with the International Union, United Automotive, Aerospace and Agricultural Implement Workers of America (UAW), including a Memorandum of Understanding — Post-Retirement Medical Benefits (Retiree MOU) that we anticipate will significantly support our structural cost reduction plans. We remain focused on repositioning our business for long-term competitiveness, including achieving a successful resolution to the issues related to the bankruptcy proceedings of Delphi Corporation (Delphi), a major supplier and former subsidiary. We recognize, however, that in the near term continuing weakness in the U.S. automotive market, and its impact on Canadian operations that are linked to the U.S. market, will provide a significant challenge to improving earnings and cash flow, and could constrain our ability to achieve future revenue goals.

Grow Aggressively in Emerging Markets. Our second key priority is to focus on emerging markets and capitalize on the growth in areas such as China, India, and the Southeast Asian region, as well as Russia, Brazil, the Middle East and the Andean region. Vehicle sales and revenues continue to grow globally, with the strongest growth in these emerging markets. In response, we are planning to expand capacity in these emerging markets, and to pursue additional growth opportunities through our relationships with Shanghai General Motors Co., Ltd. (Shanghai GM), GM Daewoo Auto & Technology Company (GM Daewoo) and other potential strategic partners, such as recently announced joint ventures in Malaysia and Uzbekistan. During the nine months ended September 30, 2007, key metrics such as net margin, operating income and market share show continued growth across key emerging markets. We believe that growth in these emerging markets will help to offset challenging near-term market conditions in mature markets, such as the U.S. and Germany.

Continue to Drive the Benefits of Managing the Business Globally. Our third key priority is to continue to integrate our operations around the world to manage our business on a global basis. We have been focusing on restructuring our operations and have already taken a number of steps to globalize our principal business functions such as product development, manufacturing, powertrain and purchasing to improve our performance in an ever-more competitive environment.

Continue to Develop and Implement GM’s Advanced Propulsion Strategy. Our fourth key priority is to continue to develop and advance our alternative propulsion strategy, focused on fuel and other technologies, making energy diversity and environmental leadership a critical element of our ongoing strategy. In addition to continuing to improve the efficiency of our internal combustion engines, we are focused on the introduction of propulsion

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

technologies which utilize alternative fuels and have intensified our efforts to displace traditional petroleum-based fuels. In September 2007, we launched Project Driveway, which will make more than 100 Chevrolet Equinox fuel cell electric vehicles available for driving by the public in the vicinity of Los Angeles, New York City, and Washington D.C. During the fourth quarter of 2007 we plan to introduce new 2-mode hybrid models of the Chevrolet Tahoe and the GMC Yukon.

Improve Business Results — Earnings and Cash Flow. We anticipate improved automotive earnings and cash flow in 2007, resulting from further cost reductions and increased vehicle sales, particularly of newly introduced models. In addition to our other priorities outlined above, we are focused on the continued improvement of our balance sheet and liquidity position. In August 2007, we completed the sale of the commercial and military business of Allison for $5.4 billion in cash, and in the second quarter of 2007, we received $1.4 billion from a public offering of convertible securities. While implementing the Retiree MOU will require a significant initial investment of cash, as well as a limited amount of additional payments over time, we anticipate that the cost reductions resulting from the 2007 National Agreement and the Retiree MOU will improve our cash flow in the long term.

Basis of Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) gives effect to the restatement discussed in Note 16 to the Condensed Consolidated Financial Statements and should be read in conjunction with our 2006 Form 10-K. Additionally, the Condensed Consolidated Financial Statements have been further adjusted as we have sold the commercial and military operations of Allison. The operations and cash flows of Allison have been reported as discontinued operations for all periods presented. For additional information relating to the sale of Allison, refer to Note 3 to the Condensed Consolidated Financial Statements.

We operate in two businesses, consisting of Automotive (GM Auto or GMA) and Financing and Insurance Operations (FIO).

Our Auto business consists of GMNA, GME, GMLAAM, GMAP and intra-segment eliminations classified within Auto Eliminations, which collectively constitute GM Automotive (GMA).

For the three and nine months ended September 30, 2007, our FIO business primarily consists of our 49% share of GMAC’s operating results, which we accounted for under the equity method, and two special purpose entities holding automotive leases previously owned by GMAC and its affiliates that were retained by us having a net book value of $3.4 billion, as well as the elimination of intercompany transactions with GM Automotive and Corporate and Other. For the three and nine months ended September 30, 2006, our FIO business consisted of the consolidated operating results of GMAC’s lines of business as follows: Automotive Finance Operations, Mortgage Operations, Insurance, and Other, which included its Commercial Finance business and GMAC’s equity investment in Capmark, previously GMAC Commercial Finance. Also included in FIO is Other Financing, which consists of the equity earnings of financing entities that are not consolidated by GMAC as well as the elimination of intercompany transactions with GM Automotive and Corporate and Other.

Consistent with industry practice, our market share information includes estimates of sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions)		(Dollars in millions)

Net sales and revenue
Automotive sales	$43,134	$39,612	$131,695	$127,657
Financial services and insurance revenue	700	9,280	2,530	27,214

Total net sales and revenue	43,834	48,892	134,225	154,871

Automotive cost of sales	41,540	37,184	122,210	124,598
Selling, general and administrative expense	3,601	3,155	10,205	9,740
Financial services and insurance expense	640	7,596	2,334	23,608
Other expenses	350	1,943	925	3,151

Operating loss	(2,297)	(986)	(1,449)	(6,226)
Equity in loss of GMAC LLC	(809)	—	(874)	—
Automotive interest and other income (expense)	(232)	(219)	(721)	232

Loss from continuing operations before income taxes, other equity income and minority interests	(3,338)	(1,205)	(3,044)	(5,994)
Income tax expense (benefit)	39,186	(977)	38,805	(2,523)
Equity income (loss) and minority interests, net of tax	12	(49)	79	193

Loss from continuing operations	(42,512)	(277)	(41,770)	(3,278)
Income from discontinued operations, net of tax	3,549	130	3,760	350

Net loss	$(38,963)	$(147)	$(38,010)	$(2,928)

Net margin from continuing operations	(97)%	(.6)%	(31.1)%	(2.1)%

Our consolidated net sales and revenue was $43.8 billion in the third quarter of 2007 compared to $48.9 billion in the third quarter of 2006. The reduction in total net sales and revenue was primarily due to our sale of a 51% controlling ownership interest in GMAC in November of 2006. Automotive sales increased $3.5 billion in the third quarter compared to 2006, reflecting our global growth outside North America. Operating loss increased by $1.3 billion compared to 2006, to $2.3 billion in the third quarter of 2007, driven largely by additional pension expense of $1.6 billion resulting from a change in the amortization period for prior service cost. Our loss from continuing operations was $42.5 billion for the third quarter of 2007, an increase of $42.2 billion from the third quarter of 2006 primarily as a result of the valuation allowance established against deferred tax assets in the U.S., Canada and Germany. Net loss for the third quarter of 2007 was $39 billion, reflecting increased income tax expense due to the establishment of a valuation allowance against deferred tax assets offset by a gain of $3.5 billion from the sale of Allison, compared to a net loss of $147 million in 2006. Further information on each of our businesses and geographic regions is presented below.

Our consolidated net sales and revenue for the nine months ended September 30, 2007 and 2006 was $134.2 billion and $154.9 billion, respectively. The net reduction in revenue was due to our sale of a 51% controlling ownership interest in GMAC in November of 2006, while automotive sales increased $4 billion. Operating loss was $1.4 billion, compared to a loss of $6.2 billion, for the nine months ended September 30, 2007 and 2006, respectively, reflecting improved automotive results. Our loss from continuing operations was $41.8 billion for the nine months ended September 30, 2007 and $3.3 billion for the corresponding period in 2006. Net loss for the first nine months of 2007 was $38 billion, compared to a net loss of $2.9 billion in 2006. The nine months results reflect

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

increased income tax expense related to the establishment of a valuation allowance against deferred tax assets in the U.S., Canada and Germany.

Since our sale of a 51% controlling ownership interest in GMAC in November 2006, we have accounted for our 49% ownership interest in GMAC using the equity method. Therefore, our consolidated results reflect its 49% share of the operating results of GMAC on an equity basis for the three and nine months ended September 30, 2007, compared to the operating results of GMAC on a consolidated basis for the comparable periods of 2006. Revenue and net loss related to GMAC’s operations included in our consolidated results in the third quarter of 2006 were $9.3 billion and $173 million, respectively. For the nine months ended September 30, 2006, revenue and net income related to GMAC’s operations included in our consolidated results were $27.1 billion and $1.1 billion, respectively.

Changes in Consolidated Financial Condition

Deferred income taxes

In the third quarter of 2007, we recorded a charge of $39 billion related to establishing full valuation allowances against our deferred tax assets in the U.S., Canada and Germany. In accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), we evaluate our deferred income taxes quarterly to determine if valuation allowances are required. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As previously disclosed in our 2006 Form 10-K, we had determined in prior periods that valuation allowances were not necessary for our deferred tax assets in the U.S., Canada and Germany based on several factors including: (1) the degree to which our three-year historical cumulative losses were attributable to unusual items or charges, several of which were incurred as a result of actions to improve future profitability; (2) the long duration of our deferred tax assets; and (3) the expectation of continued strong earnings at GMAC and improved earnings in GMNA.

We believe that a valuation allowance is now required due to events and developments that occurred during the third quarter of 2007. In conducting our third quarter 2007 analysis, we utilized a consistent approach which considers our three-year historical cumulative income (loss) including an assessment of the degree to which any losses were driven by items that are unusual in nature and incurred in order to improve future profitability. In addition, we reviewed changes in near-term market conditions and any other factors arising during the period which may impact our future operating results. We consider both positive and negative evidence in our analysis. Our analysis for the third quarter of 2007 showed that we have a three-year historical cumulative loss in the U.S., Canada and Germany. This loss continued to exist even after adjusting our results to remove unusual items and charges, which is considered a significant factor in our analysis as it is objectively verifiable and therefore, significant negative evidence. This was coupled with other significant factors which all occurred in the third quarter of 2007. The ongoing weakness at GMAC related to its Residential Capital, LLC (ResCap) mortgage business resulting in substantial U.S. losses incurred in the third quarter of 2007. Further, the outlook for ResCap and the mortgage industry in general became highly uncertain, with significantly reduced near-term forecast profitability. In addition, in both the U.S. and Germany near-term automotive market conditions were more challenging than we believed in the second quarter of 2007. This, when combined with the pressures of the residential mortgage business, resulted in lower projected earnings in the near-term than we previously anticipated. We also noted that in the near-term a greater percentage of our deferred tax assets were going to be subject to expiration (e.g. 20 years) than in prior periods primarily due to changes associated with the Retiree MOU, which accelerates our tax deductions for OPEB liabilities when compared to our previously expected timing for these deductions. Accordingly, based on a three year historical cumulative loss, combined with significant and inherent uncertainty as to the timing of when we would be able to generate the necessary level of earnings to recover our deferred tax assets in the U.S., Canada and Germany, we concluded that a full valuation allowance was required.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Accounts and notes receivable, net

Accounts and notes receivable were $10.7 billion at September 30, 2007 compared to $8.2 billion at December 31, 2006, an increase of $2.5 billion or 30.6%. This increase is primarily due to lower receivable balances at GMNA of $1.6 billion as of December 31, 2006, as a result of the seasonal plant shutdowns during the last two weeks of the year that significantly reduce shipments for the period, while we continue to collect outstanding receivables. GME, GMLAAM and GMAP contributed an additional $275 million, $200 million and $50 million to the increased receivables balance due to increased unit sales. GMAP’s receivables balance increased an additional $100 million, primarily due to increased dividends receivable from our non consolidated affiliate, Shanghai GM.

Inventories

Inventories at September 30, 2007 were $15.5 billion compared to $13.9 billion at December 31, 2006, an increase of $1.6 billion or 11.5%. The increase in inventories at September 30, 2007 is primarily due to increases in finished product of $550 million at GME and $550 million at GMAP, together with mix and currency effects. Additionally, GMLAAM and GMNA inventory balances increased $200 million and $150 million, respectively, in order to support higher sales forecasts for the rest of the year. GMNA and GME have also increased their raw materials balance by $600 million and $200 million to support future production. These increases in the inventory balance have been offset by a reduction of daily rental repurchase inventory at GMNA of $300 million.

Financing equipment on operating leases, net

Equipment on operating leases, net, at September 30, 2007 was $7.9 billion compared to $11.8 billion at December 31, 2006, a decrease of $3.9 billion or 33.4%. The decrease is due to the termination of vehicle leases that are not being replaced.

Automotive accounts payable (principally trade)

Automotive accounts payable at September 30, 2007 were $30.5 billion compared to $26.9 billion at December 31, 2006, an increase of $3.6 billion or 13.3%. The increase in accounts payable related to volume increases at each of the regions as follows: GMNA, $1.5 billion; GME, $175 million; GMLAAM, $350 million; and GMAP, $300 million, together with mix and currency effects. During the year-end shutdown period purchasing is significantly reduced while GM continues to pay suppliers on their normal payment terms.

Financing debt

Financing debt at September 30, 2007 was $6 billion compared to $9.4 billion at December 31, 2006, a decrease of $3.5 billion or 36.8%. The decrease in debt is primarily due to the repayment of the secured debt associated with the bankruptcy-remote subsidiaries that hold the equity interests in a number of trusts that own leased vehicles.

Financing other liabilities and deferred income taxes

Financing other liabilities and deferred income taxes at September 30, 2007 was $1.7 billion compared to $2.1 billion at December 31, 2006, a decrease of $.5 billion or 22.1%. The decrease is related primarily to a $1 billion payment to GMAC for amounts owed under the GMAC sales agreement to restore their tangible equity balance to $14.4 billion.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Operations Financial Review

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions)

Total net sales and revenue	$43,106	$39,652	$131,622	$127,796
Automotive cost of sales	41,224	37,219	121,781	124,289
Selling, general and administrative expense	3,300	3,040	9,578	9,241

Operating income (loss)	(1,418)	(607)	263	(5,734)
Automotive interest and other expense, net	(231)	(335)	(990)	(491)

Loss before income taxes, other equity income and minority interests	(1,649)	(942)	(727)	(6,225)
Income tax expense (benefit)	38,973	(588)	39,208	(2,348)
Equity income (loss) and minority interests, net of tax	17	(47)	84	187

Loss from continuing operations	(40,605)	(401)	(39,851)	(3,690)
Income from discontinued operations	3,549	130	3,760	350

Net loss	$(37,056)	$(271)	$(36,091)	$(3,340)

Net margin from continuing operations	(94.2)%	(1)%	(30.3)%	(2.9)%

	(Volume in thousands)
GM production volume(1)	2,156	2,072	6,906	6,907
Vehicle unit sales(2)
Industry	17,376	16,475	53,029	50,830
GM	2,387	2,295	7,061	6,893
GM as a % of industry	13.7%	13.9%	13.3%	13.6%

(1)	Production volume represents the number of vehicles manufactured from GM’s assembly facilities, and also includes vehicles produced by certain joint ventures.

(2)	Vehicle unit sales primarily represent sales to the ultimate customer.

Our management evaluates our Automotive business and makes certain decisions using supplemental categories for variable expenses and non-variable expenses. We believe these categories provide management with useful information and that investors would find it beneficial to have the opportunity to view the business in a similar manner.

Management believes that contribution costs, structural costs and impairment and restructuring charges provide meaningful supplemental information regarding our expenses because they place Automotive expenses into categories that allow our management to assess the cost performance of GMA. Our management uses these categories to evaluate our expenses and believes these categories allow our management to readily view operating trends, perform analytical comparisons, benchmark expenses among geographic regions and assess whether the turnaround and globalization strategy for reducing costs are on target. We use these categories for forecasting purposes, evaluating management and determining our future capital investment allocations. Accordingly, we believe these categories are useful to investors in allowing for greater transparency of supplemental information used by management in our financial and operational decision-making.

While we believe that contribution costs, structural costs and impairment and restructuring charges provide useful information, there are limitations associated with the use of these categories. Contribution costs, structural costs and impairment and restructuring charges may not be completely comparable to similarly titled measures of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

other companies due to potential differences in the exact method of calculation between companies. As a result, these categories have limitations and should not be considered in isolation from, or as a substitute for, other measures such as Automotive cost of sales and Selling, general and administrative expense. We compensate for these limitations by using these categories as supplements to Automotive cost of sales and Selling, general and administrative expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in billions)

Total net sales and revenue	$43.1	$39.7	$131.6	$127.8
Contribution costs(a)	29.6	27.9	91.0	88.8
Structural costs(b)	13.2	12.3	38.4	38.2
Impairment, restructuring and other charges(c)	1.7	.1	2.0	6.5

(a)	Contribution costs are expenses that vary with production. The amount of contribution costs included in Automotive cost of sales is $29.3 billion and $27.6 billion in the third quarters of 2007 and 2006, respectively. These costs consist primarily of material costs, freight and policy and warranty expenses. The amount of contribution costs classified in Selling, general and administrative expense is $.3 billion in the third quarters of both 2007 and 2006, which were incurred primarily in connection with our dealer advertising programs. The amount of contribution costs included in Automotive cost of sales is $90.2 billion and $88 billion in the first nine months of 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, $.8 billion of contribution costs related primarily to advertising, were included in Selling, general and administrative expense.

(b)	Structural costs are expenses that do not generally vary in direct proportion with production and are recorded in both Automotive cost of sales and Selling, general and administrative expense. Such costs include manufacturing labor, pension and other postretirement employee benefits (OPEB) costs, engineering expense and marketing related costs. Certain costs related to restructuring and impairments that are included in Automotive cost of sales are also excluded from structural costs. The amount of structural costs included in Automotive cost of sales was $10.2 billion and $9.5 billion in the third quarters of 2007 and 2006, respectively, and the amount of structural costs included in Selling, general and administrative expense was $3 billion in 2007 and $2.8 billion in 2006. The amount of structural costs included in Automotive cost of sales was $29.6 billion and $29.8 billion in the first nine months of 2007 and 2006, respectively, and the amount of structural costs included in Selling, general and administrative expense was $8.8 billion and $8.4 billion in the same respective periods.

(c)	The amount of impairment, restructuring and other charges included in Automotive cost of sales was $1.7 billion and $.1 billion in the third quarters of 2007 and 2006, respectively, and $2 billion and $6.5 billion for the nine months ended September 30, 2007 and 2006, respectively. See below for further discussion.

Industry Global Vehicle Sales

Worldwide industry vehicle unit sales increased 901,000 units during the three months ended September 30, 2007, to 17.4 million units, compared to 16.5 million units during the three months ended September 30, 2006. North America industry sales decreased by 291,000 units, to 5 million units during the three months ended September 30, 2007, compared to 5.2 million units during the three months ended September 30, 2006, due to weakness in the U.S. economy resulting from a decline in housing and mortgage markets and volatile fuel prices. All other regions experienced growth in industry unit volume compared to 2006, with the Asia Pacific region up 473,000 units to 5 million units in 2007, European region up 427,000 units to 5.5 million units in 2007 and Latin America/Africa/Mid-East region up 294,000 units, to 1.9 million units in 2007.

For the nine months ended September 30, 2007, worldwide industry vehicle unit sales increased 2.2 million units to 53 million units, compared to 50.8 million units during the nine months ended September 30, 2006. North

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

America industry sales decreased by 465,000 units, to 14.9 million units during the nine months ended September 30, 2007. All other regions experienced growth in industry unit volume compared to 2006, with the Asia Pacific region up 1.2 million units, Latin America/Africa/Mid-East region up 757,000 units and European region up 699,000 units in 2007.

GM Global Vehicle Sales

Worldwide GM vehicle unit sales were a third quarter record 2.4 million units, an increase of 92,000 units compared to the three months ended September 30, 2006. GME, GMLAAM and GMAP all reported sales unit increases and record third quarter sales, while sales declined in GMNA. Market share declined in GMNA due to planned reductions in sales to rental car fleet customers and lower retail truck sales as demand shifted to cars due to higher fuel prices. This decline was partially offset by market share gains in GME, GMLAAM and GMAP, so that global market share for GM was 13.7% compared to 13.9% during the three months ended September 30, 2006.

For the nine months ended September 30, 2007, worldwide GM vehicle unit sales increased 168,000 units, to 7.1 million units, compared to 6.9 million units for the nine months ended September 30, 2006. Increases at GME, GMLAAM and GMAP more than offset a sales decline in GMNA. For the first nine months of 2007, global market share for GM was 13.3% compared to 13.6% for the nine months ended September 30, 2006. As in the third quarter of 2007, market share declines in GMNA were partially offset by market share gains in GME, GMLAAM and GMAP.

GM global production volume for the three months ended September 30, 2007 was 2.2 million units, an increase of 84,000 units from the three months ended September 30, 2006. Production at GMAP, GMLAAM and GME increased by 56,000 units, 36,000 units and 22,000 units, respectively, more than offsetting a decline of 30,000 units at GMNA related primarily to the two day UAW strike in September 2007.

For the nine months ended September 30, 2007, GM’s global production volume was 6.9 million units, a decrease of 1,000 units from the comparable period in 2006. A decrease at GMNA of 317,000 units was nearly offset by increases at GMAP, GMLAAM and GME of 217,000 units, 91,000 units and 8,000 units, respectively.

Total Net Sales and Revenue

Total net sales and revenue was $43.1 billion in the third quarter of 2007, an increase of $3.5 billion from the comparable prior period resulting from higher vehicle sales to dealers. Revenue improved at GME, GMLAAM and GMAP, driven largely by higher volume, while revenue at GMNA declined slightly. Net pricing was also positive at GMNA, GME and GMLAAM, and the weak U.S. dollar against most foreign currencies had a favorable effect on global revenue.

Total net sales and revenue for GMA was $131.6 billion for the nine months ended September 30, 2007, an increase of $3.8 billion from the comparable period of 2006. This increase was driven by a significant revenue increase in GMAP, with increases also in GME and GMLAAM, partly offset by a decrease in revenue in GMNA.

Contribution Costs

Contribution costs in the third quarter of 2007 were $29.6 billion, an increase of $1.7 billion compared to $27.9 billion in 2006. Higher prices for steel and non-ferrous metals resulted in an increase of $.3 billion in material costs from the prior period. A weak U.S. dollar against most foreign currencies also contributed $.8 billion to higher contribution costs. Policy and warranty and vehicle recall campaign expense decreased in the third quarter of 2007 by $.4 billion due primarily to an adjustment made in the third quarter of 2006 to pre-existing warranties and lower recall expense and a supplier recovery in the third quarter of 2007. Contribution costs increased by $1 billion as a result of higher global sales volumes including the effect of mix associated with new vehicle launches and lower volumes at GMNA.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Contribution costs for the first nine months of 2007 were $91 billion, an increase of $2.2 billion compared to $88.8 billion in the first nine months of 2006. Higher vehicle content in the U.S., the weak U.S. dollar, price increases for non-ferrous metals and steel, and policy, warranty and campaign expense drove the cost increase.

Structural Costs

Automotive structural costs were $13.2 billion in the third quarter of 2007, an increase of $.9 billion from $12.3 billion incurred in the third quarter of 2006. Global product engineering and development expense was $.5 billion higher in the third quarter of 2007, reflecting increased global vehicle development expenditures. The effect of the weak U.S. dollar increased structural costs by $.3 billion. Higher advertising expenditures related to new product launches and higher production costs associated with volume growth in GME, GMLAAM and GMAP increased expense by $.1 billion compared to the third quarter of 2006.

Automotive structural costs for the nine months ended September 30, 2007 were $38.4 billion, an increase of $.2 billion from $38.2 billion in the same period in 2006. The increase in costs related to the weak U.S. dollar offset a portion of the savings in GMNA. Global engineering costs increased consistent with our strategy to support global vehicle program development, and certain costs increased in line with volume expansion, particularly in GMLAAM and GMAP. These increases were offset by $2.8 billion of cost decreases in GMNA, resulting from reduced OPEB, pension and manufacturing costs relating to the 2005 UAW Health Care Settlement and an attrition program in the period (UAW Attrition Program).

Impairment, Restructuring and Other Charges

We incurred certain expenses primarily related to asset impairments and restructuring initiatives, which are included in Automotive cost of sales as described below:

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions)

UAW Attrition Program	$33	$(98)	$9	$6,385
Restructuring initiatives	387	55	618	(431)
Asset impairment	—	177	84	540
Change in amortization period for pension prior service costs	1,310	—	1,310	—
Other	—	—	(48)	—

Total	$1,730	$134	$1,973	$6,494

The amounts for the three months ended September 30, 2007 were related primarily to the following:

•	$33 million charge for ongoing costs related to the UAW Attrition Program at GMNA.

•	$125 million charge for capacity initiatives at GMNA and a $262 million charge at GME, primarily related to separations at the Antwerp, Belgium facility.

•	$1.3 billion of additional pension expense in the third quarter related to the accelerated recognition of unamortized prior service cost.

The amounts for the three months ended September 30, 2006 were primarily related to the following:

•	$98 million favorable net adjustment at GMNA, primarily related to sickness and accident and extended disability benefit reserves as a result of the significant reduction of GM’s hourly employees through the UAW Attrition Program.

•	$118 million of other restructuring charges recognized at GME. In addition, GMNA recorded a favorable adjustment of $63 million to the reserve initially recorded in the fourth quarter of 2005 related to North

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

American plant capacity actions. This adjustment resulted primarily from the transfer of employees from idled plants to other plant sites to replace those positions held by employees who accepted retirements, buyouts or pre-retirement leaves.

•	$172 million charge at GMNA, comprised of $102 million related to the impairment of product-specific assets and $70 million related to the impairment of plant assets. Plant asset impairments of $5 million were recorded at GME.

The amounts for the nine months ended September 30, 2007 were related primarily to the following, in addition to the items above:

•	$231 million for restructuring initiatives at GMNA, $96 million, GME, $87 million and GMAP, $48 million.

•	$70 million for product-specific asset impairments at GMNA and $14 million at GMAP.

The amounts related to restructuring initiatives for the nine months ended September 30, 2006 were primarily related to the following, in addition to the items above:

•	$6.5 billion for a charge related to the UAW Attrition Program, for payments to employees of $2.1 billion and for curtailment charges associated with our U.S. hourly pension, OPEB, and extended disability plans as a result of the UAW Attrition Program of $4.4 billion.

•	$.8 billion favorable net adjustments at GMNA, consisting of a favorable revision to the reserve recorded in the fourth quarter of 2005 related to North American plant capacity actions of $.9 billion, primarily attributable to the impact of the UAW Attrition Program. GMNA also recorded a favorable adjustment of $136 million related to the reserve for postemployment benefits, primarily due to higher than anticipated headcount reductions associated with GMNA plant idling activities. These were partially offset by a charge of $100 million related to a salaried severance program, a charge of $81 million for certain components of the U.S. hourly attrition program related to lump sum benefit payments, and curtailment charges of $19 million related to modifications in GM’s pension plans for U.S. salaried employees.

•	Other restructuring charges recognized at GME and GMLAAM of $261 million and $43 million, respectively.

•	$303 million charge at GMNA and a $60 million charge at GME, both related to the write down of product-specific assets.

Automotive Cost of Sales

Automotive cost of sales was $41.2 billion in the third quarter of 2007, $4 billion higher than the same period in 2006. Automotive cost of sales was 95.6% and 93.9% of Total net sales and revenues for the three months ended September 30, 2007 and 2006, respectively. This was the result primarily of an increase in Automotive cost of sales in GMAP, GME and GMLAAM, driven by higher sales volume, as well as additional pension expense of $1.3 billion at GMNA resulting from a change in the amortization period for prior service cost. Further details are provided below in the regional analyses.

Automotive cost of sales was $121.8 billion for the first nine months of 2007, $2.5 billion lower than the same period in 2006. Automotive cost of sales was 92.5% and 97.3% of Total net sales and revenues for the nine months ended September 30, 2007 and 2006, respectively. The decrease in 2007 was driven primarily by GMNA where a $6.5 billion charge was recorded in the second quarter of 2006 relating to the UAW Attrition Program, for payments to employees of $2.1 billion and for the curtailment charges associated with GM’s U.S. hourly pension, OPEB, and extended disability plans as a result of the UAW Attrition Program of $4.4 billion. This decrease was partially offset by volume driven increases at the other regions, as well as additional pension expense at GMNA noted above.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Selling, General and Administrative Expense

Selling, general and administrative expense was $3.3 billion and $3 billion in the third quarters of 2007 and 2006, respectively. Costs increased at all regions due to unfavorable foreign currency exchange rates and higher advertising and administrative changes. Further details are provided below in the regional analyses.

Selling, general and administrative expenses were $9.6 billion in the first nine months of 2007 compared to $9.2 billion in 2006 due to increased spending and unfavorable exchange rates at GME, GMLAAM and GMAP, partially offset by decreases at GMNA.

Automotive Interest and Other Expense

Automotive interest and other expense was $.2 billion during the third quarter of 2007, a decrease of $.1 billion compared to the third quarter of 2006.

For the first nine months of 2007, Automotive interest and other expense was $1 billion, compared to $.5 billion in 2006. The increase in expense in 2007 was primarily attributable to a gain of $.7 billion on the sale of the majority of our investment in Suzuki Motor Corporation (Suzuki) in the first quarter of 2006.

Income Tax Expense (Benefit)

Income tax expense was $39 billion during the third quarter of 2007, compared to a benefit of $.6 billion in the third quarter of 2006. The increase of $39.6 billion in tax expense in the third quarter of 2007 is primarily attributable to the establishment of a valuation allowance against deferred tax assets.

For the nine months ended September 30, 2007, income tax expense was $39.2 billion, compared to a benefit of $2.3 billion in 2006. This increase is also principally attributable to the valuation allowance against deferred tax assets.

Equity Income and Minority Interests, Net of Tax

Equity income and minority interests was $17 million during the third quarter of 2007, compared to a loss of $47 million in the third quarter of 2006, an increase of $64 million, due primarily to lower minority interest associated with decreased third quarter 2007 GM Daewoo earnings. The decrease in earnings was driven by a reversal of the valuation allowance of $215 million against GM Daewoo’s deferred tax assets in the third quarter of 2006, as the valuation allowance was no longer necessary. For the nine months ended September 30, 2007, Equity income and minority interests, net of tax decreased $103 million compared to 2006, primarily due to the increase of minority interest as a result of growth in year-to-date income at GM Daewoo in 2007, as well as the loss of equity income related to the sale of the majority of our investment in Suzuki in the first quarter of 2006, partly offset by increased equity earnings from Shanghai GM.

Income from Discontinued Operations

In August 2007, we completed the sale of the commercial and military operations of Allison, resulting in a gain of $3.5 billion. Accordingly, income, net of tax, from this operation has been reported as income from discontinued operations for all periods presented. Income was $45 million, exclusive of the gain on sale, and $130 million for the three months ended September 30, 2007 and 2006, respectively, and $256 million, exclusive of the gain on sale, and $350 million for the nine months ended September 30, 2007 and 2006, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results

GM North America (GMNA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions)

Total net sales and revenue	$26,607	$26,788	$84,327	$88,137
Automotive cost of sales	26,065	25,480	79,461	88,430
Selling, general and administrative expense	2,021	1,903	5,822	6,068

Operating loss	(1,479)	(595)	(956)	(6,361)
Automotive interest and other expense	(281)	(332)	(1,113)	(1,219)

Loss from continuing operations before income taxes, other equity income and minority interests	(1,760)	(927)	(2,069)	(7,580)
Income tax expense (benefit)	36,429	(261)	36,354	(2,486)
Equity income (loss) and minority interests, net of tax	(6)	(1)	7	76

Net loss from continuing operations	(38,195)	(667)	(38,416)	(5,018)

Discontinued operations
Income from discontinued operations, net of tax	45	130	256	350
Gain on sale of discontinued operations, net of tax	3,504	—	3,504	—

Income from discontinued operations	3,549	130	3,760	350

Net income (loss)	$(34,646)	$(537)	$(34,656)	$(4,668)

Net margin from continuing operations	(143.6)%	(2.5)%	(45.6)%	(5.7)%

	(Volume in thousands)
Production Volume(1)
Cars	367	417	1,168	1,375
Trucks	653	633	2,057	2,167
Total	1,020	1,050	3,225	3,542
Vehicle Unit Sales(2):
Industry — North America	4,958	5,249	14,946	15,411
GMNA	1,206	1,285	3,462	3,698
GM market share — North America industry	24.3%	24.5%	23.2%	24.0%
Industry — U.S.	4,170	4,458	12,598	13,084
GM market share — U.S. industry	25.1%	25.1%	23.6%	24.3%
GM cars market share — U.S. industry	20.4%	21.8%	19.6%	20.8%
GM trucks market share — U.S. industry	29.1%	27.9%	27.0%	27.4%

(1)	Production volume represents the number of vehicles manufactured from our assembly facilities, and also includes vehicles produced by joint ventures.

(2)	Vehicle unit sales primarily represent sales to the ultimate customer.

Industry vehicle unit sales in North America decreased by 291,000 units (or 5.5%) and by 465,000 units (or 3%) for the three and nine months ended September 30, 2007, respectively, in relation to the comparable periods of the prior year principally due to weakness in the economy resulting from a decline in the housing market and rising and volatile gas prices. We expect that the weakness in the U.S. economy will result in challenging near-term market conditions in GMNA.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Total Net Sales and Revenue

Total net sales and revenue decreased by $.2 billion (or .7%) during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 due to a decline in volumes, which was partially offset by favorable content mix on those units sold, primarily on the recently launched full size pick-up trucks.

Total net sales and revenue decreased by $3.8 billion (or 4.3%) during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 due to a decline in volumes, which was partially offset by favorable mix of vehicles sold and favorable content mix on those units sold, primarily on the recently launched full size pick-up trucks. Additionally, we recognize the near-term continuing weakness in the U.S. automotive market and its impact on our Canadian operations that are linked to the U.S. market, and we expect it will constrain our ability to achieve our future revenue goals in the near term.

Automotive Cost of Sales

Automotive cost of sales increased by $.6 billion (or 2.3%) during the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase was primarily due to the $1.3 billion charge related to the accelerated recognition of unamortized prior service cost associated with pension increases from prior labor contracts due to our determination that there is no future economic benefit remaining. Also contributing unfavorably were higher material costs of $.2 billion, and an increase in the closed plant reserve of $.1. These costs were partially offset by the impact of lower production volumes during the third quarter of 2007 and favorable mix, which accounted for a net favorable impact of $.8 billion. Also contributing favorably were lower warranty related costs of $.3 billion, primarily due to a warranty and product recall campaign recovery from Delphi recorded in the third quarter of 2007, and due to the increases in the warranty accrual recorded in 2006 as a result of the extension of the powertrain warranty for all 2007 models sold in the U.S. and Canada.

Automotive cost of sales decreased by $9 billion (or 10.1%) during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The decrease was primarily due to $5.7 billion in higher restructuring and impairment charges taken in the first nine months of 2006 compared to the same period in 2007, including: (1) UAW Attrition Program expenses of $6.5 billion; (2) impairment charges of $.5 billion; and, (3) net reductions in the closed plant expenses totaling $.9 billion. These compare to charges in the first nine months of 2007 related to vehicle line impairments of $.1 billion, and increases in the closed plant reserve of $.2 billion. Lower production volumes, partially offset by favorable mix, accounted for an additional net favorable impact of $4 billion. Also contributing favorably were savings on retiree pension/OPEB costs of $1.7 billion, primarily due to the UAW Health Care Settlement Agreement, as well as manufacturing savings of $1.1 billion from lower hourly headcount levels driven by the UAW Attrition Program. Partially offsetting these favorable variances was $1.3 billion of additional expense in the third quarter related to the accelerated recognition of unamortized prior service cost associated with pension increases from prior labor contracts due to our determination that there is no future economic benefit remaining. In addition, GMNA had higher material costs of $.6 billion, higher warranty related costs of $.4 billion, higher engineering costs of $.4 billion, higher losses on foreign exchange of $.3 billion due to the appreciation of the Canadian Dollar and $.2 billion lower gains on commodity derivative contracts used to hedge forecasted purchases of raw materials.

Automotive cost of sales as a percentage of Total net sales and revenue was 98% and 95.1% for the three months ended September 30, 2007 and 2006, respectively. This increase was primarily due to the increase in pension expense mentioned above. Automotive cost of sales as a percentage of Total net sales and revenue was 94.2% and 100.3% for the nine months ended September 30, 2007 and 2006, respectively. The decrease was primarily due to less restructuring and impairment charges in 2007 than in 2006, as mentioned above.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $.1 billion (or 6.2%) for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 primarily due to product liability reserve reductions of $.1 billion recorded in the third quarter of 2006.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expense decreased by $.2 billion (or 4.1%) during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The decrease resulted from less advertising spending compared to the first quarter of 2006 to promote the vehicle price repositioning initiative, called “Total Value Promise,” which reduced selling prices and reduced the use and amount of retail incentives in North American operations, as well as a reduction across the board in spending in 2007.

Income Tax Expense (Benefit)

Income tax expense increased by $36.7 billion and $38.8 billion for the three and nine months ended September 30, 2007, respectively, compared to the same periods in the prior year due to the fact that we established valuation allowances against our net deferred tax assets in the U.S. and Canada based on SFAS No. 109 guidelines.

Net Income from Discontinued Operations

We announced on June 28, 2007 that we reached an agreement to sell the commercial and military business of Allison, and subsequently consummated this transaction on August 7, 2007. As such, income from this operation has been reported as discontinued operations for all periods presented.

GM Europe (GME)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions)

Total net sales and revenue	$8,722	$7,444	$26,820	$24,280
Automotive cost of sales	8,487	6,970	24,875	22,518
Selling, general and administrative expense	683	649	2,015	1,822

Operating loss	(448)	(175)	(70)	(60)
Automotive interest and other income (expense)	42	(22)	(22)	(99)

Loss before income taxes, other equity income and minority interests	(406)	(197)	(92)	(159)
Income tax expense (benefit)	2,471	(63)	2,568	(37)
Equity income and minority interests, net of tax	8	8	13	16

Net loss	$(2,869)	$(126)	$(2,647)	$(106)

Net margin	(32.9)%	(1.7)%	(9.9)%	(.4)%
	(Volume in thousands)
Production Volume(1)	396	374	1,371	1,363
Vehicle Unit sales(2):
Industry — Europe	5,504	5,077	17,335	16,636
GME	524	457	1,652	1,529
GM market share — Europe	9.5%	9.0%	9.5%	9.2%
GM market share — Germany	9.4%	9.9%	9.5%	10.1%
GM market share — United Kingdom	14.9%	13.3%	15.2%	14.3%
GM market share — Russia	9.1%	7.1%	9.3%	6.2%

(1)	Production volume represents the number of vehicles manufactured from our assembly facilities, and also includes vehicles produced by joint ventures.

(2)	Vehicle unit sales primarily represent sales to the ultimate customer.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Industry Vehicle Unit Sales

Industry vehicle unit sales in Europe increased by 427,000 vehicles (or 8.4%) and by 699,000 vehicles (or 4.2%) during the three and nine months ended September 30, 2007, respectively, in relation to the comparable period of the prior year.

For the three months ended September 30, 2007, Europe’s industry vehicle unit sales growth primarily resulted from an increase of 195,000 vehicles (or 36.8%) in Russia, in addition to increases in various markets throughout southeastern Europe, Ukraine, France, Italy, the United Kingdom, Poland, Turkey and the Netherlands. These industry improvements were partially offset by a decrease of 31,000 vehicles (or 3.5%) in Germany. For the nine months ended September 30, 2007, Europe’s industry vehicle unit sales growth primarily resulted from an increase of 449,000 vehicles (or 30.6%) in Russia, in addition to increases in various markets throughout southeastern Europe, Ukraine, Italy and Poland. These industry improvements were partially offset by decreases of 184,000 vehicles (or 6.6%) in Germany and 84,000 vehicles (or 17.2%) in Turkey. We expect that challenges in the German automotive market will continue in the near-term.

GM’s market share in Europe increased by .5% and .3% for the three and nine months ended September 30, 2007, respectively, in comparison to the prior year periods.

Total Net Sales and Revenue

Total net sales and revenue increased by $1.3 billion (or 17.2%) during the three months ended September 30, 2007, compared to the same period of the prior year. This increase primarily resulted from: (1) a $.6 billion favorable impact of foreign currency exchange rates, mainly the strengthening of the Euro, British Pound and Swedish Krona versus the U.S. Dollar; and (2) a $.6 billion increase due to higher wholesale sales volume. In line with the industry trends noted above and also supported by the start of Opel Antara production in St. Petersburg, wholesale sales increased most significantly in Russia, where sales were up 14,000 units (or 243.3%). This impact was partially offset by a decrease in Germany, where sales were down 5,000 units (or 7%).

Total net sales and revenue increased by $2.5 billion (or 10.5%) during the nine months ended September 30, 2007. This increase primarily resulted from: (1) a $2 billion favorable impact of foreign currency exchange rates; (2) a $.4 billion increase due to improvements in pricing associated with the introduction of new models, primarily the Corsa; (3) a $.1 billion increase due to higher wholesale sales volume; and (4) a $.2 billion decrease related to vehicle mix. The most significant increases in wholesale sales volume were experienced in Russia, where sales were up 34,000 units (or 240.6%), and in the United Kingdom, where sales were up 23,000 units (or 7.7%). This impact was partially offset by a decrease in Germany, where sales were down 44,000 units (or 16.9%). Unfavorable vehicle mix primarily resulted from the unfavorable impact of lower Zafira and higher Corsa volumes, which more than offset the favorable impact of higher Antara volume. Additionally, we recognize the near-term continued weakness in the German automotive market, and we expect it will constrain our ability to achieve our future revenue goals in the near term.

Automotive Cost of Sales

Automotive cost of sales increased by $1.5 billion (or 21.8%) during the three months ended September 30, 2007 compared to the same period in the prior year. This increase primarily resulted from: (1) a $.6 billion increase due to the impact of foreign currency exchange rates; (2) a $.4 billion increase due to higher wholesale sales volume; (3) a $.1 billion increase due to unfavorable vehicle and country mix, primarily as a result of higher freight and duties associated with vehicles imported into Russia and from Korea; and (4) a $.1 billion increase in separation charges.

Automotive cost of sales increased by $2.4 billion (or 10.5%) for the nine months ended September 30, 2007 compared to the same period in the prior year. This increase primarily resulted from: (1) a $1.9 billion increase due to the impact of foreign currency exchange rates; and (2) a $.3 billion increase due to unfavorable vehicle and

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

country mix, primarily as a result of higher freight and duties associated with vehicles imported into Russia and from Korea.

Automotive cost of sales as a percentage of Total net sales and revenue was 97.3% and 93.6% for the three months ended September 30, 2007 and 2006, respectively, representing a 3.7 percentage point deterioration in margin. This decline primarily resulted from higher separation costs in the current quarter. For the nine months ended September 30, 2007 and 2006, Automotive cost of sales as a percentage of Total net sales and revenue was 92.7%. This resulted from the favorable effect of improvements in pricing offset by the unfavorable effect of country and vehicle mix.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $34 million (or 5.2%) and $.2 billion (or 10.6%) during the three and nine months ended September 30, 2007 and 2006, respectively, as compared to the same periods of the prior year. These increases resulted primarily from the unfavorable impact of foreign currency exchange rates.

Income Tax Expense (Benefit)

Income tax expense increased by $2.5 billion and $2.6 billion for the three and nine months ended September 30, 2007, respectively, in relation to the comparable 2006 periods. These increases primarily resulted from establishing a valuation allowance of $2 billion against certain deferred tax assets in Germany during the third quarter, following our quarterly evaluation of our deferred tax assets in accordance with SFAS No. 109, and $.5 billion of expense related to the reduction in value of deferred tax assets as a result of a reduction in the German business tax rate.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Latin America/Africa/Mid-East (LAAM) Operations (GMLAAM)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions)

Total net sales and revenue	$4,944	$3,658	$12,854	$10,652
Automotive cost of sales	4,333	3,287	11,344	9,645
Selling, general and administrative expense	237	202	711	536

Operating income	374	169	799	471
Automotive interest and other income (expense)	1	18	126	(18)

Income before income taxes, other equity income and minority interests	375	187	925	453
Income tax expense (benefit)	34	(5)	170	80
Equity loss and minority interests, net of tax	(1)	(9)	(1)	(11)

Net income	$340	$183	$754	$362

Net margin	6.9%	5.0%	5.9%	3.4%

	(Volume in thousands)

Production Volume(1)	251	215	706	615
Vehicle Unit Sales(2):
Industry	1,878	1,584	5,238	4,481
GMLAAM	329	270	894	746
GM market share — LAAM	17.5%	17.1%	17.1%	16.6%
GM market share — Brazil	20.9%	21.1%	20.4%	21.4%

(1)	Production volume represents the number of vehicles manufactured from our assembly facilities, and also includes vehicles produced by joint ventures.

(2)	Vehicle unit sales primarily represent sales to the ultimate customer.

Industry and Regional Vehicle Unit Sales

Industry vehicle unit sales in the LAAM region increased by 294,000 vehicles (or 18.6%) and by 757,000 vehicles (or 16.9%) during the three and nine months ended September 30, 2007, respectively, as compared to the same periods of the prior year. Strong growth throughout the region contributed to these increases including increases in Brazil of 153,000 vehicles (or 30.4%), Venezuela of 42,000 vehicles (or 45.7%), Argentina of 39,000 vehicles (or 32.7%), the Middle East of 46,000 vehicles (or 10.7%) and Colombia of 15,000 vehicles (or 29.7%) for the three months ended September 30, 2007. The nine month period ended September 30, 2007 also saw increases in Brazil of 374,000 vehicles (or 27.4%), Venezuela of 114,000 vehicles (or 49.3%), Argentina of 90,000 vehicles or 24.6%, the Middle East of 80,000 vehicles (or 6.2%) and Colombia of 50,000 vehicles (or 36.7%).

Total Net Sales and Revenue

Total net sales and revenue increased by $1.3 billion (or 35.2%) for the three months ended September 30, 2007 compared to the same period of 2006. This increase resulted primarily from: (1) $.8 billion of increased volumes across most GMLAAM business units, including increased revenues in Brazil, Venezuela, and Argentina offset by a small decrease in Ecuador; (2) favorable vehicle pricing of $.1 billion; (3) favorable vehicle mix of $.1 billion; and (4) favorable effect of foreign currency exchange primarily related to the Brazilian Real and Colombian Peso of $.2 billion.

Total net sales and revenue increased by $2.2 billion (or 20.7%) for the nine months ended September 30, 2007 in relation to the comparable 2006 period. This increase resulted primarily from: (1) $1.7 billion due to increased

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

volumes across most GMLAAM business units, including increased revenues in Brazil, Venezuela, Argentina and Colombia, offset by a decrease in the Middle East; (2) favorable vehicle pricing of $.3 billion; and (3) favorable effect of foreign currency exchange of $.3 billion; which were partially offset by $.2 billion of unfavorable product mix in GM’s vehicle portfolio.

Automotive Cost of Sales

Automotive cost of sales increased by $1 billion (or 31.8%) during the three months ended September 30, 2007 as compared to the same period of the prior year. The increase is primarily due to: (1) $.6 billion in higher vehicle sales volume; (2) unfavorable product mix impact of $.1 billion; and (3) an unfavorable foreign currency exchange impact of $.2 billion.

Automotive cost of sales increased by $1.7 billion or 17.6% during the nine months ended September 30, 2007 as compared to the same period of the prior year. The increase is primarily due to: (1) $1.3 billion in higher vehicle sales volume; (2) higher content cost of $.1 billion; and (3) an unfavorable foreign currency exchange impact of $.4 billion, all of which were partially offset by favorable product mix impact of $.2 billion.

Automotive cost of sales as a percentage of Total net sales and revenue was 87.6% and 89.9% for the three months ended September 30, 2007 and 2006, respectively. Automotive cost of sales as a percentage of Total net sales and revenue was 88.3% and 90.5% for the nine months ended September 30, 2007 and 2006, respectively. The improvements in margins of 2.3 and 2.2 percentage points for the three and nine months ended September 30, 2007, respectively, as compared to the prior year periods, resulted principally from higher pricing and favorable product mix.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $35 million (or 17.3%) during the three months ended September 30, 2007, in relation to the comparable 2006 period. The increase is primarily due to an unfavorable foreign currency exchange impact along with higher commercial expenses.

Selling, general and administrative expense increased by $175 million (or 32.6%) during the nine months ended September 30, 2007 as compared to the same period during 2006. The increase primarily arose due to a $66 million charge recorded in Brazil during the second quarter of 2007 for additional retirement benefits under a government sponsored pension plan and an unfavorable foreign currency exchange impact of $24 million along with increased administrative, marketing and other expenses of $85 million throughout the region in support of the higher volume levels.

In October 2007, GM do Brasil received a final favorable decision on a prior tax case involving an increased tax base and taxes in Brazil. As a result, we will record a gain of approximately $100 million during the fourth quarter of 2007.

Automotive Interest and Other Income (Expense)

Automotive interest and other income (expense) decreased by $17 million (or 94.4%) and increased by $144 million (or 800%) for the three and nine months ended September 30, 2007, respectively, in relation to the comparable 2006 periods. The three month decrease primarily results from reduced liability for tax related interest as a result of a tax amnesty program in Brazil during the three months ended September 30, 2006. The nine month increase primarily results from a gain of $87 million recorded in Brazil associated with the recovery of previously overpaid employee taxes and benefits as well as reversal of a previously established tax accrual of $34 million associated with duties, federal excise tax and related matters that was no longer required, both in the second quarter of 2007.

During the third quarter of 2007, GM do Brasil settled and paid fines totaling $45 million related to improper information submitted to the Brazilian tax authorities related to material included in consignment contracts at one of its facilities. This amount recorded represents the probable loss as of September 30, 2007.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Income Tax Expense (Benefit)

Income tax expense increased by $39 million and by $90 million for the three and nine months ended September 30, 2007, respectively, in relation to the comparable 2006 periods. These increases arose primarily as a result of higher pre-tax income across most GMLAAM business units, especially Brazil, Venezuela and Colombia.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Asia Pacific (GMAP)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions)

Total net sales and revenue	$5,446	$3,847	$15,469	$11,030
Automotive cost of sales	4,931	3,572	13,927	9,997
Selling, general and administrative expense	355	286	1,022	815

Operating income (loss)	160	(11)	520	218
Automotive interest and other income	8	1	24	845

Income (loss) before income taxes, other equity income and minority interests	168	(10)	544	1,063
Income tax expense (benefit)	48	(260)	128	96
Equity income (loss) and minority interests, net of tax	18	(45)	65	106

Net income	$138	$205	$481	$1,073

Net margin	2.5%	5.3%	3.1%	9.7%

	(Volume in thousands)

Production Volume(1)(4)	489	433	1,604	1,387
Vehicle Unit Sales(2)(5)
Industry	5,037	4,564	15,509	14,302
GMAP	328	283	1,054	920
GM market share — Asia Pacific	6.5%	6.2%	6.8%	6.4%
GM market share — Australia	14.2%	14.8%	14.6%	15.3%
GM market share — China(3)	11.3%	12.0%	11.9%	12.6%

(1)	Includes GM Daewoo, Shanghai GM and SAIC-GM-Wuling Automobile Co., Ltd. (SGMW) joint venture production. GM owns 34% of SGMW and under the joint venture agreement has significant rights as a member as well as the contractual right to report SGMW global sales as part of GM’s global market share.

(2)	Includes GM Daewoo, Shanghai GM and SGMW joint venture sales. GM owns 34% of SGMW and under the joint venture agreement has significant rights as a member as well as the contractual right to report SGMW global sales as part of GM’s global market share.

(3)	Includes SGMW joint venture sales. GM owns 34% SGMW and under the joint venture agreement has significant rights as a member as well as the contractual right to report SGMW global sales as part of GM’s global market share.

(4)	Production volume represents the number of vehicles manufactured from GM’s assembly facilities, and also includes vehicles produced by joint ventures.

(5)	Vehicle unit sales primarily represent sales to the ultimate customer.

Industry and Regional Vehicle Unit Sales

Industry vehicle unit sales in the Asia Pacific region increased by 473,000 vehicles (or 10.4%) and by 1.2 million vehicles (or 8.4%) during the three and nine months ended September 30, 2007, respectively, compared to the three and nine months ended September 30, 2006. This result reflected strong growth in China, where industry vehicle unit sales increased by 457,000 vehicles (or 28.8%) and by 1.2 million vehicles (or 23.8%) during the three and nine months ended September 30, 2007, respectively, compared to the three and nine months ended September 30, 2006. Following a record year in 2006, China’s vehicle market has remained strong in 2007,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

and we continue to capitalize on the demand in the China passenger car and light commercial vehicle markets. Industry sales in Japan decreased by 110,000 vehicles (or 7.9%) and by 338,000 (or 7.6%) during the three and nine months ended September 30, 2007.

Sales in China represented 70% and 72% of total GMAP sales in the region for the three and nine months ended September 30, 2007, respectively. Relative to the comparable periods of 2006, GMAP gained market share in India and lost market share in China, Australia and Thailand. Market share gains in India were achieved with the addition of the Aveo and Spark to the vehicle portfolio.

Our market share in the Asia Pacific region increased by .3 and .4 percentage points for the three and nine months ended September 30, 2007 and 2006, respectively, in comparison to the prior year periods. Although we reported record sales in China in the three and nine months ended September 30, 2007, our share of the Chinese market deteriorated due to continued robust industry growth at a faster pace and more intense competition. The market share of Holden Ltd. (Holden) in Australia deteriorated partly due to share loss in the small, medium, lower medium and medium pick-up segments. Our market share in Thailand deteriorated due to relatively aged models currently in production and the impact of political uncertainties on the industry.

Total Net Sales and Revenue

Total net sales and revenue grew by $1.6 billion (or 42%) during the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The revenue growth was primarily due to: (1) a $.9 billion increase in GM Daewoo export unit sales to a diverse global customer base, which was driven by the Captiva/Winstrom launch; (2) a $.1 billion favorable impact on exchange rates, primarily related to the Australian dollar; and (3) an increase in domestic unit sales in the rest of operations in the region.

Total net sales and revenue grew by $4.4 billion (or 40%) during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The revenue growth was primarily due to: (1) a $3.1 billion increase in GM Daewoo export unit sales to a diverse global customer base, which was driven by the Captiva/Winstrom launch; (2) a $.3 billion favorable impact on foreign exchange rates, primarily related to the Australian dollar; and (3) an increase in domestic unit sales in the rest of the operations in the region.

Automotive Cost of Sales

Automotive cost of sales increased by $1.4 billion (or 38%) and by $3.9 billion (or 39.3%) during the three and nine months ended September 30, 2007, respectively, compared to the three and nine months ended September 30, 2006. These increased costs resulted primarily from: (1) 26% and 32% export unit volume increases for the respective comparable periods at GM Daewoo; and (2) higher product engineering expenses amounting to $144 million and $250 million for the three and nine months ended September 30, 2007, respectively, mainly at GM Daewoo.

During the nine months ended September 30, 2007, GMAP recognized separation costs of $48 million related to restructuring activities at Holden, and impairment charges of $14 million related to the write-down of product-specific assets at Holden.

Automotive cost of sales as a percentage of Total net sales and revenue was 90.5% and 92.9% for the three months ended September 30, 2007 and 2006, respectively. Automotive cost of sales as a percentage of Total net sales and revenue was 90% and 90.6% for the nine months ended September 30, 2007 and 2006, respectively. In addition, foreign exchange rate movements, primarily related to the Australian dollar and Korean won, had an unfavorable impact on Automotive cost of sales amounting to $.1 billion and $.3 billion for the three and nine months ended September 30, 2007, respectively.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $.1 billion and $.2 billion for the three and nine month periods ended September 30, 2007, as compared to the three and nine month periods ended September 30,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

2006, due to higher consumer influence, advertising, sales promotion and administrative expenses in line with the growth in business over the periods.

Automotive Interest and Other Income

Automotive interest and other income during the three months ended September 30, 2006 included a gain of $.7 billion related to the sale of our equity stake in Suzuki from 20.4% to 3.6% and a gain of $.3 billion from the sale of our remaining investment in Isuzu Motors Ltd. (Isuzu) (90 million shares).

Income Tax Expense (Benefit)

Income tax expense was $48 million for the three months ended September 30, 2007, compared to an income tax benefit of $260 million in the same period of 2006. This increase of $308 million in the third quarter of 2007 is primarily due to: (1) a $215 million benefit from the reversal of a deferred tax asset valuation allowance at GM Daewoo during the third quarter of 2006; (2) lower U.S. residual taxes of $38 million related to the sale of our equity stake in Suzuki in 2006; and (3) increased tax expense mainly at GM Daewoo.

For the nine months ended September 30, 2007, income tax expense was $128 million compared to $96 million in the same period of 2006. This increase of $32 million is due to a $215 million benefit from the reversal of a deferred tax asset valuation allowance at GM Daewoo in 2006 and lower U.S. residual taxes of $38 million related to the sale of our equity stake in Suzuki, which was more than offset by an increase of $370 million in tax expense related to the sale of our investments in Suzuki and Isuzu in 2006 and increased tax expenses mainly at GM Daewoo.

Equity Income and Minority Interests, Net of Tax

Equity income and minority interests was $18 million during the third quarter of 2007, compared to a loss of $45 million in the third quarter of 2006, an increase of $63 million, due primarily to lower minority interest associated with decreased third quarter 2007 GM Daewoo earnings. The decrease in earnings was driven by a reversal of the valuation allowance of $215 million against GM Daewoo’s deferred tax assets in the third quarter of 2006, as the valuation allowance was no longer necessary. For the nine months ended September 30, 2007, Equity income and minority interests, net of tax decreased $41 million compared to 2006, primarily due to the increase of minority interest as a result of growth in year-to-date income at GM Daewoo in 2007, as well as the loss of equity income related to the sale of the majority of our investment in Suzuki in the first quarter of 2006, partly offset by increased equity earnings from Shanghai GM.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Corporate and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions)

Total net sales and revenue	$28	$(40)	$73	$(139)
Automotive cost of sales	316	(35)	429	309
Selling, general and administrative expense	301	115	627	499
Other expense	370	674	945	976

Operating loss	(959)	(794)	(1,928)	(1,923)
Automotive interest and other income (expense)	(40)	116	141	308

Loss before income taxes, other equity income and minority interests	(999)	(678)	(1,787)	(1,615)
Income tax expense (benefit)	140	(649)	(526)	(1,277)
Equity income and minority interests, net of tax	3	4	3	5

Net loss	$(1,136)	$(25)	$(1,258)	$(333)

Corporate and Other includes certain centrally recorded costs, such as interest and income taxes, corporate expenditures, the elimination of intersegment transactions and costs related to pension and OPEB for Delphi retirees and other retirees of divested businesses for which we have retained responsibility. Total net sales and revenue primarily reflects prior year eliminations between our automotive business and GMAC. The remainder is associated with our corporate leasing activities.

Automotive cost of sales and Selling, general and administrative expense increased by $537 million for the three months ended September 30, 2007, compared to the same period in 2006. The increase was driven, in large part, by $251 million of additional pension expense related to the accelerated recognition of unamortized prior service cost. Costs related to pension and OPEB for Delphi retirees increased $82 million, of which $9 million related to Selling, general and administrative expense. Increases related to the elimination of intersegment transactions with GMAC recorded in Automotive cost of sales was $81 million.

Automotive cost of sales and Selling, general and administrative expense increased $248 million for the nine months ended September 30, 2007, compared to the same period in 2006. The pension expense increase of $251 million, noted above, is the primary reason for the increase.

Other expense was $370 million and $674 million for the three months ended September 30, 2007 and 2006, respectively. The decrease in Other expense resulted from a $150 million decrease in expenses related to our contingent liability for certain Delphi obligations, as discussed below in Delphi Bankruptcy, when compared to 2006. The remaining decrease, in Other expense, is due to lower costs of $154 million related to GMAC, which did not recur in 2007, as a result of our sale of a 51% controlling ownership interest when compared to 2006.

Other expense was $945 million compared to $976 million, a decrease of $31 million, for the nine months ended September 30, 2007 and 2006, respectively. The 2006 period includes $456 million of expenses related to transactions with GMAC, which did not recur in the 2007 period. The 2007 period includes $425 million of expenses associated with our financial support of the bankruptcy and reorganization of Delphi. These expenses consist of incremental retiree health care costs, reimbursement of labor costs at certain facilities and reimbursement of certain pension obligations. Please see Delphi Bankruptcy below, for further discussion.

Automotive interest and other income (expense), was expense of $40 million and income of $116 million and expense of $141 million and $308 million for the three and nine months ended September 30, 2007 and 2006, respectively. The decline is primarily due to the elimination of interest expense related to GMAC in 2006, which is

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

no longer required after the GMAC Transaction in November 2006, partially offset by higher interest income in 2007.

Income tax expense recognized in Corporate and Other for the three months ended September 30, 2007 was $140 million, compared to a tax benefit of $649 million in 2006. For the nine months ended September 30, 2007 and 2006, income tax benefit was $526 million and $1.3 billion, respectively. The increase in tax expense for the three and nine month periods is attributable to the valuation allowance established against deferred tax assets, as well as a net reduction to tax expense recognized in the third quarter of 2006 related to the settlement of various tax issues. As discussed in Note 11 to the Condensed Consolidated Financial Statements, we adopted FIN 48 as of January 1, 2007. All adjustments related to FIN 48 are recorded in the Corporate and Other segment.

FIO Operations Financial Review

Our FIO business includes the operating results of GMAC’s lines of businesses consisting of Automotive Finance Operations, Mortgage Operations, Insurance, and Other, which includes GMAC’s Commercial Finance business and GMAC’s equity investment in Capmark (previously known as GMAC Commercial Mortgage). In the GMAC Transaction in November 2006, we sold a 51% controlling interest in GMAC to FIM Holdings LLC (FIM Holdings). Our remaining interest in GMAC is accounted for using the equity method. Also included in FIO is Other Financing, which includes financing entities that are not consolidated by GMAC as well as two special purpose entities holding automotive leases previously owned by GMAC and its affiliates that were transferred to us as part of the GMAC Transaction in November 2006. Therefore, for the three and nine months ended September 30, 2007, FIO’s operations primarily reflected its 49% share of the operating results of GMAC as compared to the operating results of GMAC fully consolidated for the comparable 2006 period.

FIO reported a net loss of $.8 billion for the three months ended September 30, 2007 compared to net income of $.1 billion for the 2006 period primarily due to lower operating results at GMAC. See the commentary below for a detailed discussion of the events and factors contributing to this change in GMAC’s operating results. FIO had net loss of $.7 billion and net income of $.7 billion for the nine months ended September 30, 2007 and 2006, respectively.

GMAC reported net loss available to members of $1.6 billion and $1.8 billion during the three and nine months ended September 30, 2007, as compared to net loss of $173 million and net income of $1.1 billion for the comparable periods of 2006. Included in FIO’s Other Financing is $32 million and $118 million for three and nine months ended September 30, 2007 respectively, of net income relating to the two special purpose entities holding outstanding leases previously owned by GMAC, which were included in GMAC’s net income in the comparable period of the prior year.

GMAC net losses for the three and nine months ended September 30, 2007 reflect the continued adverse effects of the global deterioration in the mortgage and credit markets on the Mortgage business that more than offset the continued strong performance in the Automotive Finance and Insurance businesses. Mortgage results continue to be adversely affected by domestic economic conditions, including increases in delinquencies and significant deterioration in the securitization and residential housing markets. In addition, during the three months ended September 30, 2007, the Mortgage business was also affected by a deterioration in certain foreign mortgage capital markets.

Automotive Finance Operations benefited in the three and nine months ended September 30, 2007 from higher gains on sales and servicing fee income due to continued off-balance sheet securitization and whole-loan sale activity, which also favorably impacted the provision for credit losses.

Mortgage losses increased significantly in the three and nine months ended September 30, 2007 compared to earnings in the same periods of 2006. The 2007 results continue to be adversely affected by domestic economic conditions, including delinquency increases in the mortgage loans held for investment portfolio and a significant deterioration in the securitization and residential housing markets. In addition, during the three months ended September 30, 2007, a downturn was experienced in the foreign real estate markets. The deterioration of the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

mortgage credit markets has continued due to a lack of liquidity, depressed asset valuations, additional loss provisions related to credit deterioration, and lower production levels.

As a result, GMAC conducted a goodwill impairment test of its Mortgage business in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) during the third quarter of 2007. Based upon the results of their assessment, GMAC concluded that the carrying value of goodwill of its Mortgage business exceeded its fair value and recorded an impairment loss of $455 million. We reduced our investment in GMAC by $223 million for our share of GMAC’s impairment loss and recorded a charge to Equity in loss of GMAC LLC for the three months and nine months ended September 30, 2007.

Insurance Operations earnings decreased in the three and nine months ended September 30, 2007 in comparison with the same period in 2006. This decrease is due primarily to a lower level of realized capital gains.

Key Factors Affecting Future and Current Results

The following discussion identifies the key factors, known events and trends that have affected our current results or could affect our future results:

Turnaround Plan

Our top priorities continue to be improving our business in North America and achieving global competitiveness in an increasingly global environment, thus positioning GM for sustained profitability and growth in the long term, while maintaining strong liquidity. We have been systematically and aggressively implementing our turnaround plan for GMNA’s business to return the operations to profitability and positive cash flow as soon as possible. Our turnaround plan for GMNA is built on four elements: product excellence; revitalizing sales and marketing strategy; accelerating cost reductions and quality improvements; and addressing health care/legacy cost burden.

The following update describes what we have done so far to achieve these elements:

Product Excellence. We continue to focus significant attention on maintaining consistent product freshness by introducing new vehicles frequently and reducing the average vehicle lifecycle. In 2007 we expect that approximately 40% of GMNA’s retail sales will come from vehicles launched in the prior 18 months such as the Buick Lucerne and Saturn Aura, our full size trucks and sport utility vehicles and our mid-size crossovers, the Saturn Outlook, GMC Acadia and Buick Enclave. In the fourth quarter of 2007, we will launch two additional new cars; the Cadillac CTS and the Chevrolet Malibu. GMNA is also allocating capital and engineering resources to support more fuel-efficient vehicles, including hybrid vehicles in the United States, and is increasing production of active fuel management engines and six-speed transmissions. During the fourth quarter of 2007, we plan to introduce new 2-mode hybrid models of the Chevrolet Tahoe and the GMC Yukon. In addition, we are undertaking a major initiative in alternative fuels through sustainable technologies such as E85 Flex Fuel vehicles, which run on gasoline, ethanol or any combination of the two fuels. In September 2007, we launched Project Driveway, which will make more than 100 Chevrolet Equinox fuel cell electric vehicles available for driving by the public in the vicinity of Los Angeles, New York City and Washington, D.C.

Revitalize Sales and Marketing Strategy. We are pursuing a revised sales and marketing strategy by focusing on clearly differentiating our brands, optimizing our distribution network, growing in key metropolitan markets and re-focusing our marketing efforts on the strength and value of our products. In January 2006, we significantly lowered manufacturer’s suggested retail prices on vehicles that accounted for approximately 80% of our 2006 model year automotive sales volume. Our promotion strategy now emphasizes its brands and vehicles, rather than price incentives. In addition, we have begun increasing advertising in support of new products and specific marketing initiatives to improve our sales performance in key under-developed states. Our pricing strategy, improved quality, product execution, reduced sales to daily rental fleets and a strong market for used vehicles resulted in higher residual values on GM’s cars and trucks. For 2007, we are continuing to focus on consistent alignment of our dealers, particularly among Buick, Pontiac and GMC dealers, improved retail performance in key

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

metropolitan markets and further reductions in sales to daily rental companies. We recognize, however, that continuing weakness in the U.S. automotive market is likely to provide a significant challenge to improving sales of vehicles manufactured in the U.S. and Canada in the near term.

Accelerate Cost Reductions and Quality Improvements. Since our November 2005 announcement of our strategy to reduce structural costs in the manufacturing area, we have introduced a variety of initiatives to accomplish that strategy. In 2007, we remain on track to realize the $9 billion average annual structural-cost savings target versus 2005 in our GMNA and Corporate and Other segments. This improvement is due largely to the success of the attrition programs, including the effect of the pension remeasurement. The expected total annual cash savings from structural cost reductions is $5 billion. In addition, we are focusing on our long-term goal of reducing our global automotive structural costs as a percentage of global revenue. For 2006, global automotive structural costs were less than 30% of revenue, down from approximately 35% in 2005. Previously, we had set a long-term goal of 25% of revenue. Based on the 2007 National Agreement (see UAW Agreements below), we are re-evaluating that target to determine the impact that the significant cost savings we anticipate from that agreement will have on our goal.

Reducing material costs remains a critical part of GMNA’s overall long-term cost reduction plans. In 2007, improved performance in purchasing has been offset by improvements and content additions on new programs and higher commodity prices for steel and non-ferrous metals. Looking forward, we expect that commodity pricing pressures will moderate. In addition, we expect savings from reductions in prices we pay to Delphi for purchased components. Such reductions depend on the outcome of negotiations with Delphi and the UAW and Delphi’s successful emergence from bankruptcy protection (see Delphi Bankruptcy below).

We continue our aggressive pursuit of material cost reductions via improvements in our global processes for product development, which will enable further commonization and application of parts among vehicle architectures, as well as through the continued use of the most competitive supply sources globally and the extensive use of benchmarking and supplier footprint optimization. By leveraging our global reach to take advantage of economies of scale in purchasing, engineering, advertising, salaried employment levels and indirect material costs, we seek to continue to achieve cost reductions. We have seen significant improvements in both warranty and other quality related costs over the past several years, which has enabled the implementation of the extended powertrain warranty. In 2007, we are continuing to focus on reducing these costs through continued investment in product development and new technology.

Address Health Care/Legacy Cost Burden. Addressing the legacy cost burden of health care for employees and retirees in the United States is one of the critical challenges facing GM. For the past two years we have worked with the UAW and our other U.S. labor unions to find solutions to this challenge. In October 2005, we announced an agreement with the UAW (the 2005 UAW Health Care Settlement Agreement), which modified postretirement healthcare benefits for UAW active employees, retirees and their eligible dependents to impose for the first time monthly contributions, deductibles and co-pay obligations. The Retiree MOU executed in connection with the 2007 National Agreement will incorporate and supersede the 2005 UAW Health Care Settlement Agreement when it is implemented on the later of January 1, 2010 or the date when all appeals or challenges to court approval of the Retiree MOU have been exhausted (Implementation Date).

We began recognizing benefits from the 2005 UAW Health Care Settlement Agreement during the three months ended September 30, 2006. The remeasurement of the U.S. hourly OPEB plans as of March 31, 2006 generated a $1.3 billion reduction in OPEB expense and an approximate $14.5 billion reduction in the OPEB obligation. In April 2006, GM and the International Union of Electrical Workers Communications Workers of America (IUE-CWA) also reached a tentative agreement to reduce healthcare costs that is similar to the 2005 UAW Health Care Settlement Agreement. This agreement was ratified by the IUE-CWA membership in April 2006 and received court approval in November 2006. The IUE-CWA collective bargaining agreement expires in the fourth quarter of 2007. As part of the negotiations for a new contract with the IUE-CWA, we anticipate agreeing to arrangements similar to those contemplated by the Retiree MOU.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

We also increased the U.S. salaried workforce’s participation in the cost of healthcare. In February 2006, we announced that beginning in January 2007 we would cap our contributions to salaried retiree healthcare at the level of its 2006 expenditures. After 2006, when average costs exceed established limits, we will make additional plan changes that affect cost-sharing features of program coverage, effective with the start of the next calendar year. Program changes may include, but are not limited to, higher monthly contributions, deductibles, coinsurance, out-of-pocket maximums and prescription drug payments. In October 2006, our Board of Directors approved a reduction in the levels of coverage for corporate-paid life insurance for salaried retirees.

We will continue to work with our employees, healthcare providers and the U.S. government to find solutions to the critical issues posed by the rising cost of healthcare. The Retiree MOU provides that we will publicly support federal policies to improve the quality and affordability of healthcare and work cooperatively with the UAW toward that goal. GM and the UAW have agreed to form a National Institute for Health Care Reform, which would conduct research and analyze the current medical delivery system in the U.S., develop targeted and broad-based reform proposals to improve the quality, affordability and accountability of the system and educate the public, policymakers and others about how these reforms could address the deficiencies of the current system. Our initiatives to reduce healthcare costs during the nine months ended September 30, 2007 included using the global purchasing process to identify more cost-effective suppliers and auditing the eligibility of plan participants as well as working with the UAW and other vehicle manufacturers to support a variety of federal legislation that would reduce employer healthcare costs.

UAW Agreements

2007 National Agreement. In October 2007, GM and the UAW announced the 2007 National Agreement, which we anticipate will enable further cost reductions by enhancing our ability to deploy our labor force in the U.S. where it is required and to adjust employment levels to reflect market conditions and by establishing wage and benefit structures that will result in lower costs. Under the 2007 National Agreement, we will establish a two-tier wage structure that provides significantly lower base wage rates and modified benefits to newly hired employees in non-core positions (Tier II). More than 16,000 current hourly positions in the U.S. are deemed non-core. Current demographics indicate that approximately 65% of the current UAW workforce will be eligible for retirement or early retirement by the end of 2007, increasing to approximately 75% by the expiration of the 2007 National Agreement in 2011. Given these demographics, we expect to have the opportunity to transition a significant number of positions to Tier II. We are likely to incur significant upfront restructuring expenditures to provide incentives to encourage such work force turnover. The 2007 National Agreement provides lump sum payments of $3,000 in 2007 and 3%, 4% and 4% of wages in 2008, 2009 and 2010, respectively. The agreement does provide modest increases to pension benefits for current and future retirees and reduces the escalation rate of the cost of living allowance (COLA), more than half of which will be retained by us. In addition, we agreed to hire 2,800 current temporary workers as permanent employees.

The 2007 National Agreement also revises job security and other provisions to provide us with greater flexibility. For example, provisions in earlier UAW contracts that set benchmark minimum employment levels by facilities have been eliminated. The Job Opportunity Bank Security program (JOBS) has been significantly modified, such that no employee can be protected in the JOBS bank for more than two years, and employees in the JOBS bank will be put on leave without pay or benefits if they refuse one job offer within 50 miles or, with limited exceptions, four job offers more than 50 miles away. The 2007 National Agreement also includes provisions to reduce the number of employees in the JOBS bank such as retraining and relocation options and a special attrition program, including mandatory placements. We believe that these revised job security provisions will allow us to address the cost of responding to changing market conditions by permitting us to utilize the available workforce through timely redeployment.

In addition, in negotiating the 2007 National Agreement we agreed upfront on certain product and sourcing plans with the UAW. The 2007 National Agreement permits us to subcontract certain specific work such as housekeeping and large scale construction programs. The UAW agreement recognizes the implementation of capacity actions that were announced in 2005, as well as the addition of three plants. At the same time, we

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

committed to continued investment in 14 assembly plants and 25 related powertrain and stamping facilities in the U.S., subject to market demand, business case, and approval by our Board of Directors. Future investment in plants that are not specifically provided for in the 2007 National Agreement will depend on future market conditions and our product plans.

Retiree MOU. In the Retiree MOU, GM and the UAW agreed that responsibility for retiree health care will permanently shift from GM to a new retiree plan (New Plan) funded by a new independent Voluntary Employee Beneficiary Association trust (New VEBA). As of the Implementation Date, we will transfer our obligations for providing UAW retirees in the “Covered Group” with post-retirement medical benefits, including but not limited to hospital, surgical, medical, prescription, drug, vision and, as applicable to a limited group of retirees, dental coverage, as well as the cost of administering such benefits and $76.20 of the Medicare Part B premium (Post-Retirement Medical Benefits). The “Covered Group” is comprised of: (1) all members of the class defined in the settlement agreement approved in the class action challenging the 2005 UAW Health Care Settlement Agreement; (2) all future retirees as such term is defined in the 2005 UAW Health Care Settlement Agreement; (3) all currently active UAW-represented employees of GM with seniority as of September 14, 2007 who retire with eligibility for post-retirement medical coverage; (4) all UAW retirees from Delphi as of September 14, 2007 who are entitled to GM retiree medical coverage under a previous agreement negotiated among the UAW, GM and Delphi; (5) upon their retirement, all active UAW-represented employees of Delphi or a former Delphi unit who are eligible for GM retiree medical coverage under such MOU; (6) all UAW retirees from any other closed or divested GM-UAW business units as of September 26, 2007 to the extent GM is responsible for their retiree medical coverage; and (7) upon retirement after September 26, 2007, all active UAW-represented employees of any other closed or divested GM-UAW business if GM would have responsibility for their retiree medical coverage. The Covered Group also includes the spouses, surviving spouses and dependents of such current or former GM-UAW employees who are eligible for GM-provided retiree medical coverage. Until the Implementation Date, we will continue to provide Post-Retirement Medical Benefits to UAW retirees and their eligible spouses, surviving spouses and dependents on the basis set forth in the 2005 UAW Health Care Settlement Agreement. The Retiree MOU provides that the New VEBA will be established on the Implementation Date and maintained by either an independent committee or a joint labor-management committee. Under the Retiree MOU we will provide funding to the New VEBA as follows:

(1) Existing Internal VEBA. On January 1, 2008, we will allocate a percentage of the General Motors Welfare Benefit Trust (Internal VEBA) equal to the percentage of our OPEB liability attributable to UAW employees and retirees and their eligible dependents to a separate account in the Internal VEBA (UAW Related Account), which will also hold the investment returns attributable to that percentage of the trust. Effective January 1, 2008 and subject to the termination of the Retiree MOU, we will not disburse any assets from the UAW Related Account until the Implementation Date. We will then transfer the assets in the UAW Related Account or an amount equal to the balance in that account to the New VEBA.

(2) Existing External VEBA. The assets and liabilities of the DC VEBA established for mitigation purposes under the 2005 UAW Health Care Settlement Agreement (Mitigation VEBA) will be transferred to the New VEBA after the transfer of assets of the Internal VEBA. We will be obligated to make the final $1 billion payment required under the 2005 UAW Health Care Settlement Agreement in 2011, to the New VEBA if it has been established by then, or if not, to the Mitigation VEBA.

(3) Temporary Asset Account — Cash. On January 1, 2008, we will establish a temporary asset account (TAA) and deposit a contingent cash payment equal to the difference between $18.5 billion and the value of the UAW Related Account on January 1, 2008. The $18.5 billion includes $2.5 billion representing the present value of the COLA adjustments and the forgone 2009 wage increase, as provided in the Retiree MOU.

Upon initial court approval of the Retiree MOU, we will also deposit in the TAA: (i) $3.8 billion (subject to adjustment for payments under the 2005 UAW Health Care Settlement Agreement) or, at our discretion, an annual amount as described in the amortization schedule to the Retiree MOU under “Wages/COLA”; and (ii) $1.8 billion or, at our discretion, an annual amount as described in the amortization schedule to the Retiree

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

MOU under “Base”. We may prefund such annual payments by paying the applicable buyout amount provided in Appendix C to the Retiree MOU. If we choose to pay these amounts either in total upon the initial court approval or later by terminating annual payments through the applicable buyout amount, our payments will include interest at nine percent per annum on the amount paid from January 1 of the applicable year through the date of the deposit.

We will transfer the assets in the TAA related to these deposits or an amount equal to the balance in the TAA related to these deposits to the New VEBA after the transfer of the assets and liabilities of the Mitigation VEBA.

(4) Temporary Asset Account — Convertible Note. On January 1, 2008, we will issue into the TAA a five-year convertible note in the principal amount of $4.4 billion, with 6.75% interest payable semiannually (Convertible Note), which we may call at any time beginning three years after issuance. The Convertible Note may be converted into 109,312,500 shares of GM common stock, $1 2/3 par value (Converted Stock): (i) if we provide notice that it is calling the Convertible Note; (ii) within three months before the maturity date; or (iii) during any calendar quarter if for at least 20 trading days of the last 30 trading days in the preceding calendar quarter the closing market price of GM common stock is at least $48.00. The Convertible Note may not be sold or hedged before the Implementation Date. After the Implementation Date the Convertible Note or the Converted Stock may be sold subject to certain volume restrictions (maximum 54 million shares per year). After the Implementation Date, the New VEBA will have the right to demand registration of one public offering of the Convertible Note or the Converted Stock per year and to participate in public offerings of securities by GM, under certain circumstances. In private transactions, the New VEBA may not sell: (i) a block of Converted Stock that would be more than 2% of the outstanding shares of GM common stock to a single buyer; or (ii) any Converted Stock to a holder of more than 5% of the outstanding shares of GM common stock that has intent to influence GM’s directors or management. The trustee of the New VEBA will vote the Converted Stock held in the New VEBA in the same proportion as the votes cast by all other stockholders in a given vote. The Trustee may sell the Convertible Note or the Converted Stock to a tender offeror only if the tender offer has been recommended by an independent committee of our Board of Directors. After the cash and other investments in the TAA have been transferred to the New VEBA, the Convertible Note (or a replacement convertible note with terms that are substantially identical other than the date of issuance) will be transferred to the New VEBA, as permitted by law governing contributions of employer securities to a benefit plan and a VEBA.

(5) Shortfall Amount Contributions. On April 1, 2008, we will make an initial contribution of $165 million to the TAA. Each year beginning in 2009, if that year’s annual cash flow projection for the New VEBA shows that the New VEBA will become insolvent within the next 25 years, we will deposit $165 million by April 1 of that year (Shortfall Amount Contribution) into the TAA or, after the Implementation Date, into the New VEBA, provided that we will not make more than 19 Shortfall Amount Contributions (not including the payment on April 1, 2008 referred to in the previous sentence). At any time, we may prefund all future annual Shortfall Amount Contributions by paying the applicable buyout amount provided in Appendix C of the Retiree MOU. We will transfer the assets in the TAA related to the initial $165 million deposit and additional Shortfall Amount Contributions deposited in the TAA or an amount equal to the balance in the TAA related to such deposit and Shortfall Amount Contributions to the New VEBA in conjunction with the transfer to the New VEBA described above in “TAA-Cash”.

In the Retiree MOU, the UAW and we acknowledged that our obligations are fixed and capped and that we are not responsible for, and do not provide a guarantee of: (1) the payment of Retiree Medical Benefits to the Covered Group after the Final Effective Date; (2) the asset returns of the funds in the TAA or the New VEBA; or (3) whether there will be sufficient assets in the New VEBA to fully pay the obligations of the New VEBA or New Plan. In the event the assets of the New VEBA are not sufficient to fully fund the obligations of the New Plan, the New VEBA and New Plan will be required to reduce benefits to plan participants. In the Retiree MOU, the UAW and the Covered Group agreed that they would not negotiate to increase any of our funding obligations under the MOU. In addition, the UAW agreed that it will not seek to obligate us to: (1) provide additional contributions to the New

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

VEBA; (2) make any other payments related to providing retiree medical benefits to the Covered Group; or (3) provide retiree medical benefits through any other means to the Covered Group. In the future, there may be circumstances in which employees may contribute earnings that they received from wages, profit sharing, COLA or signing bonuses.

Delphi Bankruptcy

General. In October 2005, Delphi filed a petition for Chapter 11 proceedings under the U.S. Bankruptcy Code for itself and many of its U.S. subsidiaries. Delphi continues to assure us that it expects no disruption in its ability to supply us with the systems, components, and parts we need as Delphi pursues a restructuring plan under the Chapter 11 process. Although the challenges faced by Delphi during its restructuring process could create operating and financial risks for us, that process is also expected to present opportunities for us. These opportunities include reducing, over the long term, the significant cost penalty we incur in obtaining parts from Delphi, as well as improving the quality of systems, components, and parts we procures from Delphi.

Since the initial filing, we have worked and will continue to work constructively with Delphi, Delphi’s unions and other participants in Delphi’s Chapter 11 restructuring process. Delphi, GM, and other interested parties have negotiated certain arrangements described below and set forth in the Plan of Reorganization (Delphi POR) that has been submitted to the Bankruptcy Court for approval as the basis for a successful consensual resolution of Delphi’s Chapter 11 proceedings. However, some of these agreements have been renegotiated as described below, and there can be no assurance that these proceedings will be resolved substantially on the terms set forth in the Delphi POR or on other consensual terms, or that we will be able to realize any benefits as a result of Delphi’s restructuring process.

Delphi’s financial distress and Chapter 11 filing posed significant risks to us for two principal reasons, namely: (1) our production operations rely on systems, components, and parts provided by Delphi, our largest supplier, and could be substantially disrupted if Delphi rejects its GM supply agreements or its labor agreements and thereby affects the availability or price of the required systems, components, or parts; and, (2) in connection with the 1999 spin-off of Delphi, we provided limited benefit guarantees with regard to certain hourly employees who were transferred to Delphi from GM, which could be triggered in connection with the Chapter 11 proceedings.

Delphi Motions to Reject Various Contracts.

In March 2006, Delphi filed motions in Bankruptcy Court seeking authority to reject its U.S. labor agreements and modify retiree welfare benefits, and to reject certain supply contracts with us. Hearings on these motions have been adjourned indefinitely while the parties seek a consensual resolution. Delphi has now withdrawn or agreed to withdraw these motions without prejudice. If the Delphi POR is not successful, Delphi or one or more of its affiliates could be subject to labor disruptions or could reject or threaten to reject individual contracts with us, either for the purpose of exiting specific lines of business or in an attempt to increase the price we pay for certain parts and components. We believe that Delphi is likely to complete a restructuring based substantially on the Delphi POR, but we are seeking to minimize the risks to us in case the Delphi POR is not consummated or is significantly modified by protecting our right of setoff against the $1.15 billion we owed to Delphi in the course of ordinary business when it made its Chapter 11 filing. However, the extent to which these obligations are covered by our right to setoff may be subject to dispute by Delphi, the creditors’ committee, or Delphi’s other creditors, and limitation by the court. We cannot provide any assurance that we will be able to setoff such amounts fully or partially. To date, we have taken setoffs of approximately $54 million against that pre-petition obligation, with Delphi’s agreement.

GM Claims Against Delphi.

In July 2006, we filed a Consolidated Proof of Claim, in accordance with the Bankruptcy Court’s procedures, setting forth our claims (including the claims of various GM subsidiaries) against Delphi and the other debtor entities. The exact amount of our claims cannot be established because of the contingent nature of many of the claims involved and the fact that the validity and amount of the claims may be subject to objections from Delphi and other stakeholders, but, based on currently available data, the amount of our claims could be as much as $13 billion.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Although the Proof of Claim preserves GM’s right to pursue recovery of its claims from Delphi, under the Global Settlement Agreement described below these claims would be settled pursuant to the Delphi POR if and when it becomes effective.

Benefit Guarantee Agreements.

In connection with the 1999 spin-off of Delphi, we made commitments to guarantee limited pension and OPEB payments to eligible hourly employees who were transferred to Delphi from GM (Covered Employees), entering into separate agreements with the UAW, the IUE-CWA, and the United Steel Workers (Benefit Guarantee Agreements). Each Benefit Guarantee Agreement contains separate benefit guarantees relating to pension and OPEB obligations, with different triggering events under which we could be liable if Delphi fails to provide the corresponding benefit at the required level. Therefore, we could incur liability under one of the guarantees (e.g., OPEB) without triggering the other guarantees (e.g., pension). In addition, with respect to pension benefits, our guarantee of pension benefits arises only to the extent that pension benefits provided both by Delphi (or an applicable successor) and by the Pension Benefit Guaranty Corporation fall short of the guaranteed amounts.

Our obligations under the Benefit Guarantee Agreements have not been triggered by Delphi’s Chapter 11 filing or its motions in Bankruptcy Court to reject its U.S. labor agreements and modify retiree welfare benefits. The Benefit Guarantee Agreements do not obligate us to guarantee any benefits for Delphi retirees in excess of the corresponding benefits we provide at the time to our own hourly retirees. Accordingly, any reduction of the benefits we provide to our hourly retirees would reduce our obligations under the corresponding benefit guarantee.

A separate agreement between GM and Delphi requires Delphi to indemnify us for any payments under the benefit guarantees to the UAW employees or retirees. Any recovery by us under indemnity claims against Delphi, however, might be subject to partial or complete discharge in the Delphi reorganization proceeding. As a result, our claims for indemnity may not be paid fully or partially.

The Benefit Guarantee Agreements were originally scheduled to expire on October 18, 2007, unless triggered before then. As described below, we have agreed to extend the expiration date of the existing Benefit Guarantee Agreement with the UAW from October 18, 2007 to December 31, 2007, and further to March 31, 2008 if approval of the Delphi POR (or any successor plan of reorganization) is being sought. Delphi has agreed to extend its agreement to indemnify us for payments made under the Benefit Guarantee Agreement with the UAW on the same basis and for the same time period. We have also agreed to obligations under the Benefit Guarantee Agreements with the UAW under certain circumstances described below under “Delphi POR — Labor MOUs”.

Delphi Attrition Programs.

We have also assumed costs related to Delphi hourly employees who participated in special attrition and buyout programs, which provided a combination of early retirement programs and other incentives to reduce hourly employment at both GM and Delphi. In 2006, 13,800 Delphi employees represented by the UAW and 6,300 Delphi employees represented by the IUE-CWA elected to participate in these attrition and buyout programs. If Delphi’s bankruptcy proceedings are not resolved consensually according to the Delphi POR, or otherwise, we will have a pre-petition, general unsecured claim against Delphi of $3.8 billion related to some of our costs under these attrition and buyout programs, $3.5 billion of such claim would be subject to objections on any grounds other than that the claim did not arise under the terms of certain pre-existing contractual agreements between GM and Delphi.

Delphi POR

GM and Delphi have entered into agreements with the UAW, the IUE-CWA and other labor unions that represent Delphi’s U.S. hourly employees. In September 2007, GM and Delphi signed a settlement agreement and a restructuring agreement (together, GM-Delphi Settlement Agreements) that resolved all claims by and against Delphi and documents our support of the Delphi POR. On October 29, 2007, the parties executed amendments to the GM-Delphi Settlement Agreements as described below. We believe that the arrangements contemplated by these agreements, which are described in this section, would resolve the issues discussed above.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Labor MOUs. On June 22, 2007, GM, Delphi, and the UAW entered into a Memorandum of Understanding regarding Delphi’s restructuring (Delphi UAW MOU), which was ratified by the UAW membership on June 28, 2007 and became effective upon bankruptcy court approval on July 19, 2007. In connection with receiving the court order, Delphi agreed to withdraw its motion to reject the U.S. labor agreements with the UAW without prejudice. The Delphi UAW MOU covers a number of issues, including: (1) an extension of the GM-UAW benefit guarantee and the related Delphi indemnity; (2) flowbacks by certain Delphi UAW employees; (3) settlement of a UAW claim against Delphi; and (4) GM support for certain specific Delphi sites.

In the Delphi UAW MOU, we agreed to extend the expiration date of the Benefit Guarantee Agreement with the UAW from October 18, 2007 to December 31, 2007. If Delphi has commenced solicitation of acceptance of its plan of reorganization prior to December 31, 2007, but the plan has not been confirmed and substantially consummated by then, the Benefit Guarantee Agreement with the UAW would be further extended to March 31, 2008. Delphi agreed to extend its agreement to indemnify us for payments made under the Benefit Guarantee Agreement with the UAW on the same basis and for the same time period. We also agreed that if Delphi terminates its pension plan, ceases to provide on-going service, or fails or refuses to provide post-retirement medical benefits for certain UAW employees at any time before both: (1) GM and Delphi execute a comprehensive settlement agreement resolving the financial, commercial, and other matters between them, and (2) the U.S. Bankruptcy Court substantially confirms a Delphi plan of reorganization that incorporates, approves and is consistent with such a comprehensive settlement agreement, the applicable provisions of the Benefit Guarantee Agreement will be triggered for those UAW employees.

We also agreed in the Delphi UAW MOU to allow Delphi UAW employees who were on the payroll prior to October 8, 2005 to flowback to GM and be offered job opportunities at GM for purposes of OPEB under certain circumstances. We also permitted certain Delphi UAW represented employees who agreed to retire by September 1, 2007 under the retirement incentives agreed to by Delphi and the UAW in the Delphi UAW MOU to flowback to GM, and we will assume OPEB obligations for those retirees. With respect to the retirement incentives, buyouts, buy downs and severance payments agreed to by Delphi and the UAW in the Delphi UAW MOU, our financial contribution for such payments is covered in the GM-Delphi Settlement Agreements, as described below. We further committed in the Delphi UAW MOU to pay $450 million to settle a UAW claim against Delphi, which the UAW has directed us to pay directly to the External VEBA. We will be required to make this payment upon execution of the GM-Delphi Settlement Agreements and substantial confirmation of the Delphi POR or another reorganization plan for Delphi that incorporates the GM-Delphi Settlement Agreements.

In the Delphi UAW MOU, we also agreed to make commitments to certain product programs at certain specified Delphi sites. In addition, at certain Delphi sale sites (Saginaw Steering — Saginaw, Sandusky, and Adrian) and the Delphi “Footprint” sites (Flint East, Needmore Road, and Saginaw Manufacturing), we agreed to cause the production operations and the active and inactive Delphi UAW employees to be transferred to a third party by certain dates and under certain circumstances. Finally, we agreed to provide a certain number of job opportunities at each of the Delphi “Footprint” sites by providing business at Flint and Needmore Road to a facility operated by us or a third party designated by us, either of which would operate at or near the site, and at Saginaw Manufacturing to a facility operated by a third party.

On August 5, 2007, we entered into Memorandum of Understanding with Delphi and the IUE-CWA (Delphi IUE-CWA MOU), which provides terms that are similar to the Delphi UAW MOU with regard to establishing terms related to the consensual triggering of the Benefit Guarantee Agreement offering an additional attrition program, and continuing operations at certain Delphi sites for which we committed to certain product programs. We also entered into similar agreements with the United Steel Workers (USW) and other U.S. labor unions that represent Delphi hourly employees. The Delphi IUE-CWA MOU and the agreement with the other labor unions have been ratified by the appropriate membership and approved by the Bankruptcy Court.

Delphi Reorganization. On July 7, 2007, Delphi announced the termination of the December 18, 2006 Plan Framework Support Agreement with GM and a consortium of potential investors and the related investment agreement. On July 18, 2007 Delphi announced that it would seek bankruptcy court approval of an equity purchase

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

and commitment agreement (EPCA) with a modified investor group led by Appaloosa Management L.P., which would be supported by Delphi’s Statutory Committees and GM. On August 2, 2007, the Bankruptcy Court issued an order approving the EPCA. Under the terms of the EPCA and the GM-Delphi Settlement Agreement as contemplated, we would release claims against Delphi in exchange for $2.7 billion in cash and an unconditional release of any alleged claims against GM by the bankruptcy estate. In addition, we would assume up to $2 billion but not less than $1.5 billion of net pension obligations of Delphi, and GM would receive a note payable for the amount of the obligations assumed, which would be payable in cash by Delphi on market terms within 10 days after the plan of reorganization becomes effective. As with other customers, certain GM claims related to ordinary business would flow through the Chapter 11 proceedings and be satisfied by Delphi after the reorganization in the ordinary course of business.

GM-Delphi Settlement Agreements. GM and Delphi entered into the Global Settlement Agreement and the Master Restructuring Agreement on September 6, 2007, the same date that Delphi filed its Plan of Reorganization and related Disclosure Statement with the Bankruptcy Court. Under the Global Settlement Agreement, we would be released from all claims by Delphi and its U.S. affiliates, their creditors, their unions, and all current and future stockholders of Delphi, and from any claims related to the spin-off of Delphi from GM, collective bargaining agreements, and the Delphi bankruptcy by Delphi’s subsidiaries outside the U.S., and GM and its affiliates would release similar claims against Delphi and its affiliates. Claims resulting from the ordinary course of business would not be released under the Global Settlement Agreement. We agreed to assume approximately $1.5 billion of Delphi’s net pension obligations, and Delphi agreed to issue GM a note for the same amount, which would be payable in cash within 10 days after the Delphi POR is substantially consummated. We also agreed to reimburse Delphi for the cost of credited service accrued since January 1, 2007 by Delphi U.S. hourly employees, as well as OPEB obligations to hourly retirees in 2007. The Global Settlement Agreement also provides that we would reimburse Delphi for 100% of retirement incentives, 50% of the buyout payments and 100% of the buydown payments, each made as part of the most recent Delphi attrition programs for members of the UAW, the IUE-CWA, and the USW, and would make payments aggregating $51 million to Delphi related to IUE-CWA claims against Delphi and costs and expenses incurred by Delphi in connection with the IUE-CWA MOU. We further committed to pay $9 million to a VEBA as part of a settlement of certain USW claims against Delphi in connection with the agreement between the USW and Delphi. Finally, the Global Settlement Agreement provided that Delphi would pay us $2.7 billion in cash on the effective date of the Delphi POR which has been subsequently amended as discussed below.

The Master Restructuring Agreement sets forth the terms and conditions governing the scope of the existing supply contracts, related pricing agreements, and extensions of certain supply contracts; our rights to move production to certain suppliers; and Delphi’s rights to bid and qualify for new business. Delphi also agreed to assume or reinstate, as applicable, certain agreements with us, including certain agreements related to the 1999 spin-off of Delphi from GM, certain subsequent agreements, and all ordinary course agreements. Most prepetition contracts between GM and Delphi, including contracts related to the 1999 spin-off of Delphi from GM, were terminated. We agreed to reimburse a certain portion of Delphi’s hourly labor costs incurred to produce systems, components, and parts for GM from October 1, 2006 through September 14, 2015, and to offer similar reimbursement to prospective buyers of certain Delphi facilities with GM production. The Master Restructuring Agreement provides additional GM commitments with regard to specific Delphi facilities. At certain U.S. facilities providing production for GM, we agreed to reimburse Delphi’s expenses as necessary to make up cash losses attributable to such production until the facilities are either closed or sold. With regard to certain businesses that Delphi is holding for sale, we agreed to make up a certain portion of any shortfall if Delphi does not fully recover the net working capital invested in each such business, and if sales proceeds exceed net working capital, GM would receive a certain portion of the excess. Finally, Delphi agreed to provide us or our designee with an option to purchase all or any of certain Delphi businesses for one dollar if such businesses have not been sold by certain specified deadlines. If such a business is not sold either to a third party or to us or any affiliate pursuant to the option by the applicable deadline, we (or at our option, a GM affiliate) will be deemed to have exercised the purchase option, and the unsold business, including materially all of its assets and liabilities, will automatically transfer to the GM “buyer”. Similarly, under the Delphi UAW MOU if such a transfer has not occurred by the applicable deadline,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

responsibility for the UAW hourly employees of such an unsold business affected would automatically transfer to us or our designated affiliate. Delphi agreed to guarantee the performance of the subsidiary to which we will issue our U.S. purchase orders, provided that we are not in material breach of certain of our obligations under the GM-Delphi Settlement Agreements. Delphi further agreed to maintain majority ownership of such subsidiary, with certain limited exceptions.

Renegotiation of GM-Delphi Settlement Agreements. In late September 2007, Delphi informed the Bankruptcy Court that hearings on the Disclosure Statement related to the Delphi POR should be delayed to provide more time to negotiate exit financing, due to changes in the credit markets, and to seek narrow modifications to the Delphi POR, which includes the GM-Delphi Settlement Agreements. On October 29, 2007, following renegotiations with all interested parties, GM and Delphi amended the Global Settlement Agreement to provide that on the effective date of the Delphi POR, instead of receiving $2.7 billion in cash GM would receive $1.5 billion in a combination of at least $750 million in cash and a second lien note for the remaining amount, and junior convertible preferred stock of Delphi with a plan value of $1.1 billion. Changes to the Delphi POR and all the related amendments have been submitted to the Bankruptcy Court for approval. In light of continuing weakness in the credit markets, however, it is possible that Delphi, GM, and other interested parties may consider additional changes to the recoveries of each party.

Warranty Claims Settlement. On August 14, 2007, GM and Delphi entered into a Warranty Settlement Agreement, which was approved by the Bankruptcy Court on October 1, 2007. This agreement resolves certain outstanding warranty claims asserted by us against Delphi related to components or systems supplied by Delphi to us, for an estimated settlement amount of $170 million, comprised of payments anticipated to total $130 million in cash and replacement components valued at $40 million. This agreement is an exhibit to the Global Settlement Agreement.

GM Contingent Liability.

Depending on the outcome of the current negotiations and other factors, we believe that it is probable that we have incurred a contingent liability due to Delphi’s Chapter 11 filing. In our quarterly report on Form 10-Q for the second quarter of 2007, we reported that we believed that the range of the contingent exposures was approximately $7 billion. During the third quarter of 2007, as a result of finalizing the IUE-CWA MOU, the similar agreements with Delphi’s other U.S. labor unions and the GM-Delphi Settlement Agreements, and to reflect ongoing negotiations with Delphi and other stakeholders in Delphi’s bankruptcy proceedings to modify certain arrangements in the Delphi POR, we recorded additional charges totaling $350 million. We expect under the GM-Delphi Settlement Agreements provisions described above to reimburse Delphi for certain labor expenses with an initial payment of up to approximately $500 million when it emerges from bankruptcy, and to provide annual labor-related payments through 2015 between $300 million and $400 million and annual transitional payments for a shorter period of approximately $100 million, which will be recognized in the future as incurred. We continue to expect that the cost of these reimbursements will be more than offset in the long term by our savings from reductions to the $2 billion price penalty we now pay Delphi annually for systems, components, and parts.

During 2006, amounts previously recorded under the benefit guarantee were reclassified to GM’s OPEB liability as we have assumed the OPEB obligation for 17,800 Delphi employees who have returned back to GM to continue working or retire from GM.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Investigations

As previously reported, we are cooperating with federal governmental agencies in connection with a number of investigations.

The Securities and Exchange Commission (SEC) has issued subpoenas and information requests to us in connection with various matters including restatements of our previously disclosed financial statements in connection with our accounting for certain foreign exchange contracts and commodities contracts, our financial reporting concerning pension and OPEB, certain transactions between GM and Delphi, supplier price reductions or credits and any obligation we may have to fund pension and OPEB costs in connection with Delphi’s bankruptcy proceedings. In addition, the SEC has issued a subpoena in connection with an investigation of our transactions in precious metal raw materials used in our automotive manufacturing operation, and a federal grand jury issued a subpoena in connection with supplier credits.

We have produced documents and provided testimony in response to the SEC and federal grand jury subpoenas. We will continue to cooperate with the SEC and federal grand jury with respect to these matters. A negative outcome of one or more of these investigations could require us to restate prior financial results, pay fines or penalties or satisfy other remedies under various provisions of the federal securities laws, and any of these outcomes could under certain circumstances have a material adverse effect on our business.5

Liquidity and Capital Resources

Investors or potential investors in GM securities consider cash flows of the Automotive and Other and FIO businesses to be relevant measures in the analysis of GM’s various securities that trade in public markets. Accordingly, we provide supplemental statements of cash flows to aid users of our Condensed Consolidated Financial Statements in the analysis of liquidity and capital resources.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

This information reconciles to the Condensed Consolidated Statements of Cash Flows after the elimination of “Net investing activity with Financing and Insurance Operations” and “Net financing activity with Automotive and Other Operations” line items shown in the table below. Following are such statements for the nine months ended September 30, 2007 and 2006:

	Automotive and Other		Financing and Insurance
	Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in millions)

Net cash provided by (used in) continuing operating activities	$2,042	$3,855	$1,599	$(9,690)
Net cash provided by discontinued operating activities	221	495	—	—

Net cash provided by (used in) operating activities	2,263	4,350	1,599	(9,690)
Cash flows from investing activities
Expenditures for property	(4,937)	(5,071)	(2)	(285)
Investments in marketable securities, acquisitions	(1,927)	(102)	(57)	(10,525)
Investments in marketable securities, liquidations	76	1,711	37	9,880
Net change in mortgage servicing rights	—	—	—	(65)
Increase in finance receivables	—	—	—	(55,603)
Proceeds from sale of finance receivables	—	—	—	66,859
Proceeds from sale of business units/equity investments	5,354	1,968	—	8,556
Capital contribution to GMAC LLC	(1,022)	—	—	—
Operating leases, acquisitions	—	—	—	(13,772)
Operating leases, liquidations	—	—	2,463	5,266
Net investing activity with Financing and Insurance Operations	721	1,900	—	—
Investments in companies, net of cash acquired	(42)	(27)	—	(324)
Other	(29)	(663)	48	29

Net cash provided by (used in) continuing investing activities	(1,806)	(284)	2,489	10,016
Net cash used in discontinued investing activities	(22)	(20)	—	—

Net cash provided by (used in) investing activities	(1,828)	(304)	2,489	10,016
Cash flows from financing activities
Net increase (decrease) in short-term borrowing	(305)	(244)	(3,427)	1,511
Borrowings of long-term debt	1,919	430	—	66,000
Repayment of long-term debt	(1,244)	(341)	—	(76,043)
Net financing activity with Automotive and Other Operations	—	—	(721)	(1,900)
Cash dividends paid to stockholders	(425)	(424)	—	—
Other	—	—	—	2,931

Net cash used in continuing financing activities	(55)	(579)	(4,148)	(7,501)
Net cash used in discontinued financing activities	(5)	—	—	—

Net cash used in financing activities	(60)	(579)	(4,148)	(7,501)
Effect of exchange rate changes on cash and cash equivalents	292	115	—	61
Net transactions with Automotive/Financing Operations	(39)	(967)	39	967

Net increase (decrease) in cash and cash equivalents	628	2,615	(21)	(6,147)
Cash and cash equivalents reclassified as Assets held for sale	—	—	—	(6,303)
Cash and cash equivalents at beginning of the period	23,774	15,187	349	15,539

Cash and cash equivalents at end of the period	$24,402	$17,802	$328	$3,089

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive and Other

Available Liquidity

We believe we have sufficient liquidity and financial flexibility to meet our capital requirements over the short and medium term, including the required funding of the New VEBA and TAA as outlined in the Retiree MOU, under reasonably foreseeable circumstances, refer to Key Factors Affecting Future and Current Results — UAW Agreement. Over the long term, we believe that our ability to meet our capital requirements primarily will depend on the successful execution of our turnaround plan and the return of GMNA operations to profitability and positive cash flow. Available liquidity includes cash balances, marketable securities and readily-available assets of the VEBA trusts. At September 30, 2007, available liquidity was $30 billion compared with $26.4 billion at December 31, 2006 and $20.4 billion at September 30, 2006. At September 30, 2007, available liquidity included $3.6 billion of readily-available VEBA trust assets. As a result of the Retiree MOU discussed above, and in Key Factors Affecting Future and Current Results — UAW Agreements, we expect that reported liquidity will decline by $2.6 billion as of year-end 2007 due to the exclusion of UAW related readily-available VEBA trust assets that are currently included in reported liquidity. The amount of consolidated cash and marketable securities is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

	September 30,	December 31,	September 30,
	2007	2006	2006
	(Dollars in billions)

Cash and cash equivalents	$24.4	$23.8	$17.8
Marketable securities	2.0	0.1	0.1
Readily-available assets of VEBA trusts	3.6	2.5	2.5

Available liquidity	$30.0	$26.4	$20.4

In addition to the $3.6 billion of readily-available VEBA trust assets included in available liquidity, we have additional VEBA trust assets totaling $15.5 billion at September 30, 2007, making the total VEBA trust assets available to us $19.1 billion at September 30, 2007. At December 31, 2006, the total VEBA trust assets were $17.8 billion, $2.5 billion of which was readily-available. At September 30, 2006, the total VEBA trust assets were $16.9 billion, $2.5 billion of which was readily-available. The increase in the total VEBA trust assets since December 31, 2006 was due to asset returns during the year. As a result of the Retiree MOU, however, we expect to allocate a significant portion of our VEBA trust assets to the UAW Related Account as described above in more detail in Key Factors Affecting Future and Current Results — UAW Agreements. Effective January 1, 2008 and subject to the termination of the Retiree MOU, we will not disburse any VEBA assets from the UAW Related Account until the Implementation Date under the Retiree MOU.

We also have a $4.6 billion standby revolving credit facility with a syndicate of banks, of which $150 million terminates in June 2008 and $4.5 billion terminates in July 2011. As of September 30, 2007, the availability under the revolving credit facility was $4.5 billion. There are $119 million of letters of credit issued under the credit facility, and no loans are currently outstanding. Under the $4.5 billion secured facility, borrowings are limited to an amount based on the value of the underlying collateral, which consists of certain North American accounts receivable and inventory of GM, Saturn Corporation, and General Motors of Canada Limited (GM Canada), certain plants, property and equipment of GM Canada and a pledge of 65% of the stock of the holding company for our indirect subsidiary General Motors de Mexico, S de R.L. de C.V. In addition to the $4.5 billion secured line of credit, the collateral also secures certain lines of credit, automatic clearinghouse and overdraft arrangements, and letters of credit provided by the same secured lenders, totaling $1.5 billion. In the event of certain work stoppages, the secured facility would be temporarily reduced to $3.5 billion.

In May 2007, we entered into an unsecured revolving credit agreement expiring in June 2008, with a lender that provides for borrowings of up to $500 million. No borrowings were outstanding under this agreement at September 30, 2007.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

As an additional source of available liquidity, we obtained a $4.1 billion standby revolving credit agreement with a syndicate of banks on June 22, 2007. The facility is secured by our common equity interest in GMAC and matures in June 2008. As of September 30, 2007, the availability under this facility was $4.1 billion. There are no loans currently outstanding.

In August 2007, we entered into a revolving credit agreement expiring in August 2009 that provides for borrowings of up to $1.3 billion. This agreement provides additional available liquidity that we could use for general corporate purposes, including working capital needs. Under the facility, borrowings are limited to an amount based on the value of underlying collateral, which consists of residual interests in trusts that own leased vehicles and issue asset-backed securities collateralized by the vehicles and the associated leases. The underlying collateral was previously owned by GMAC and was transferred to us as part of the GMAC transaction in November 2006. The underlying collateral is held by bankruptcy-remote subsidiaries and pledged to a trustee for the benefit of the lender. We consolidate the bankruptcy-remote subsidiaries and trusts for financial reporting purposes. No borrowings were outstanding under this agreement at September 30, 2007.

We also have an additional $1.5 billion in undrawn committed facilities, including certain off-balance sheet securitization programs, with various maturities up to one year and $900 million in undrawn uncommitted lines of credit. In addition, our consolidated affiliates with non-GM minority shareholders, primarily GM Daewoo, have a combined $1.6 billion in undrawn committed facilities.

In May 2007, we issued $1.5 billion principal amount of Series D convertible debentures due in 2009. The debentures were issued at par with interest at a rate of 1.5%, and may be converted at the option of the holder into common stock based on an initial conversion rate of .6837 shares per $25.00 principal amount of debentures, which represents an initial conversion price of approximately $36.57 per share. In connection with the issuance of the Series D debentures, we purchased a convertible note hedge of the convertible debentures in a private transaction. The convertible note hedge is expected to reduce the potential dilution with respect to our common stock upon conversion of the Series D debentures, and effectively increases the conversion price to $45.71 per share. The proceeds from these debentures provided additional available liquidity that we may use for general corporate purposes, including working capital needs.

Other potential measures to strengthen available liquidity could include the sale of non-core assets, additional public or private financing transactions and recoveries under various agreements with Delphi and the Plan Investors. In connection with Delphi, the recoveries to us under the arrangement contemplated by the GM-Delphi Settlement Agreements and current negotiations are expected to include cash. We anticipate that such additional liquidity, along with other currently available liquidity described above, will be used for general corporate purposes including working capital needs as well as funding the TAA and the New VEBA and similar arrangements with other labor unions.

We believe that it is possible that issues may arise from our recent restatement of our prior consolidated financial statements under various other financing arrangements. These financing arrangements consist principally of obligations in connection with sale/leaseback transactions and other lease obligations, including off-balance sheet arrangements, and do not include our public debt indentures. In view of the restatement of our prior consolidated financial statements, we have evaluated the effect of our restatement under these agreements, including our legal rights, such as our ability to cure, with respect to any claims that could be asserted. Based on our review, we believe that amounts subject to possible claims of acceleration, termination or other remedies are not likely to exceed $2.7 billion, consisting primarily of off-balance sheet arrangements, although no assurances can be given as to the likelihood, nature or amount of any claims that may be asserted. Moreover, we believe there may be economic or other disincentives for third parties to raise such claims to the extent they have them. Based on this review, we reclassified $257 million of these obligations, as of December 31, 2006, from long-term debt to short-term debt. As of September 30, 2007 the amount of such reclassified obligations was $213 million. We believe we have sufficient liquidity over the short and medium term, regardless of the resolution of these matters. To date, we have not received any claims related to these matters.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Cash Flow

The increase in available liquidity to $30 billion at September 30, 2007 from $26.4 billion at December 31, 2006 was primarily a result of positive operating cash flow, net of a $1 billion contribution to the Mitigation VEBA, $5.4 billion in proceeds from the sale of Allison, an increase in readily-available VEBA trust assets of $1.1 billion and cash flows received from FIO. This increase was partially offset by capital expenditures and the $1 billion capital contribution to GMAC.

For the nine months ended September 30, 2007, Automotive and Other had positive cash flow from continuing operations of $2 billion on a net loss from continuing operations of $41.1 billion. That result compares with positive cash flow from continuing operations of $3.9 billion and a net loss from continuing operations of $4 billion in the comparable period of 2006. During the nine months ended September 30, 2006, we withdrew $4 billion from our VEBA trusts to reimburse OPEB plan costs. Operating cash flow for the nine month period ended September 30, 2007 was unfavorably impacted by $.8 billion of costs related to the GMNA restructuring initiative, $.2 billion of costs related to the GME restructuring initiative, and $.3 billion of costs related to the Delphi special attrition programs, for which the charges were previously recorded from 2003 to 2006.

Capital expenditures of $4.9 billion and $5.1 billion were a significant use of investing cash in the nine months ended September 30, 2007 and 2006, respectively. Capital expenditures were primarily made for global product programs, powertrain and tooling requirements.

In August 2007, we completed the sale of the commercial and military operations of Allison for $5.4 billion in cash plus assumed liabilities.

On November 30, 2006, we consummated the GMAC Transaction, in which we sold a controlling 51% interest in GMAC to FIM Holdings. Subsequently, in the first quarter of 2007, we made a capital contribution of $1 billion to GMAC to restore GMAC’s adjusted tangible equity balance to the contractually required amount of $14.4 billion. This capital contribution was required due to the decrease in the adjusted tangible equity balance of GMAC as of November 30, 2006.

Debt

Total debt, including capital leases, industrial revenue bond obligations and borrowings from GMAC at September 30, 2007 was $39.9 billion, of which $5.3 billion was classified as short-term or current portion of long-term debt and $34.7 billion was classified as long-term. At December 31, 2006, total debt was $38.7 billion, of which $5.7 billion was short-term or current portion of long-term debt and $33.1 billion was long-term. This increase in total debt was primarily a result of $1.5 billion convertible debenture issuance on May 31, 2007 and increases in overseas debt balances, partly offset by $1.1 billion convertible debentures that were put to us and settled for cash on March 6, 2007. We funded this settlement using cash flow from operations and available liquidity.

Short-term borrowing and current portion of long-term debt of $5.3 billion includes $2.4 billion of debt issued by our subsidiaries and consolidated affiliates and $2.8 billion of related party debt, mainly dealer wholesale floor plan financing from GMAC. We have various debt maturities other than current of $2.7 billion in 2008 and $2.2 billion in 2009 and various debt maturities of $29.8 billion thereafter. GM believes it has adequate liquidity to settle those obligations as they become due.

In order to provide financial flexibility to us and our suppliers, we maintain a trade payables program through GMAC Commercial Finance (GMACCF). Under the terms of the GMAC Transaction, we will be permitted to continue administering the program through GMACCF so long as we provide the funding of advance payments to suppliers under the program. As of May 1, 2006, we commenced funding of the advance payments, and as a result, at September 30, 2007, there was no outstanding balance owed by us to GMACCF under the program.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Net Liquidity

Net liquidity, calculated as cash, marketable securities and $3.6 billion of readily-available assets of the VEBA trust, $2.5 billion at December 31, 2006, less the short-term borrowings and long-term debt, was a negative $9.9 billion at September 30, 2007, compared with a negative $12.3 billion at December 31, 2006.

Financing and Insurance Operations

Prior to the consummation of the GMAC Transaction, GMAC paid a dividend to us of lease-related assets, having a net book value of $4 billion and related deferred tax liabilities of $1.8 billion. This dividend resulted in the transfer to us of two bankruptcy-remote subsidiaries that hold equity interests in ten trusts that own leased vehicles and issued asset-backed securities collateralized by the vehicles. GMAC originated these securitizations and remains as the servicer of the securitizations. In August 2007 we entered into a secured revolving credit arrangement of up to $1.3 billion that is secured by the equity interest on these ten securitization trusts. In connection with this credit facility, we contributed these two bankruptcy remote subsidiaries into a third bankruptcy remote subsidiary. We consolidate the bankruptcy-remote subsidiaries and the ten trusts for financial reporting purposes.

At September 30, 2007, in connection with these bankruptcy-remote subsidiaries we had vehicles subject to operating leases of $7.9 billion compared to $11.8 billion at December 31, 2006, other net assets of $1.5 billion compared to $1.5 billion at December 31, 2006, outstanding secured debt of $5.9 billion compared to $9.4 billion at December 31, 2006 and net equity of $3.4 billion compared to $3.9 billion at December 31, 2006.

The decrease in operating leases, secured debt and net equity from December 31, 2006 is the result of the termination of some leases during the nine months ended September 30, 2007 and the repayment of the related secured debt. The secured debt has recourse solely to the leased vehicles and related assets. We continue to be obligated to the bankruptcy-remote subsidiaries for residual support payments on the leased vehicles in an amount estimated to equal $1.2 billion at September 30, 2007 and $1.6 billion at December 31, 2006. However, neither the securitization investors nor the trusts have any rights to the residual support payments. We expect the operating leases and related securitization debt to gradually amortize over the next three to four years, resulting in the release to these two bankruptcy-remote subsidiaries of certain cash flows related to their ownership of the securitization trusts and related operating leases.

The cash flow that we expect to realize from the leased vehicle securitizations over the next three to four years will come from three principal sources: (1) cash released from the securitizations on a monthly basis as a result of available funds exceeding debt service and other required payments in that month; (2) cash received upon and following termination of a securitization to the extent of remaining overcollateralization; and (3) return of the residual support payments owing from us each month. For the nine months ended September 30, 2007, the total cash flows released to these two bankruptcy-remote subsidiaries was $643 million and from November 2006 through September 30, 2007 the total cash flows released were $761 million.

Status of Debt Ratings

Dominion Bond Rating Services (DBRS), Fitch Ratings (Fitch), Moody’s Investor Service (Moody’s), and Standard & Poors (S&P) currently rate our credit at non-investment grade. The following table summarizes our credit ratings as of November 2, 2007:

Rating Agency	Corporate	Secured	Senior Unsecured	Outlook

DBRS	B (high)	Not Rated	B	Stable
Fitch	B	BB	B−	Negative
Moody’s	B3	Ba3	Caa1	Positive
S&P	B	BB−	B−	Stable

On October 11, 2007, DBRS affirmed our senior unsecured debt rating at ‘B’ but placed the credit rating on ‘Stable’ trend from ‘Negative’ trend. On November 2, 2007, DBRS assigned us an issuer rating at ‘B (high)’ with

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

‘stable’ trend. On September 24, 2007, Fitch affirmed our issuer-default rating at ‘B’ but placed the credit rating on ‘Rating Watch Negative’. On September 26, 2007, Fitch affirmed our issuer-default rating at ‘B’ but placed the credit rating on ‘Negative’ outlook from ‘Rating Watch Negative’. On October 16, 2007, Moody’s affirmed our long-term debt rating, including the ‘B3’ corporate family rating, ‘Ba3’ senior secured rating, and ‘Caa1’ senior unsecured rating and placed the credit rating on ‘Positive’ outlook from ‘Negative’ outlook. On September 16, 2007 S&P affirmed our Corporate debt rating at ‘B’ and placed the credit rating on ‘Credit Watch Positive’ from ‘Negative’ outlook. On October 19, 2007, S&P affirmed our Corporate debt rating at ‘B’ but placed the credit rating on ‘Stable’ outlook from ‘Credit Watch Positive’.

While the non-investment grade ratings identified above have translated into higher borrowing costs and limited access to unsecured debt markets, these outcomes have been mitigated by actions taken by us over the past few years to focus on increased use of liquidity sources other than institutional unsecured markets, which are not directly affected by ratings on unsecured debt, including secured funding sources and conduit facilities. Further reductions of our credit ratings could increase the possibility of additional terms and conditions contained in any new or replacement financing arrangements. As a result of specific funding actions taken over the past few years, management believes that we will continue to have access to sufficient capital to meet our ongoing funding needs over the short and medium term. Notwithstanding the foregoing, management believes that the current ratings situation and outlook increase the level of risk for achieving our funding strategy as well as the importance of successfully executing our plans for improvement of operating results.

Off-Balance Sheet Arrangements

We use off-balance sheet arrangements where the economics and sound business principles warrant their use. Our principal use of off-balance sheet arrangements occurs in connection with the securitization and sale of financial assets.

The financial assets sold by us consist principally of trade receivables that are part of a securitization program in which we have participated since 2004. As part of this program, on September 19, 2007, we renewed an agreement to sell undivided interests in eligible trade receivables up to $600 million directly to banks and to a bank conduit which funds its purchases through issuance of commercial paper. Receivables sold under the program are sold at fair market value and are excluded from our Condensed Consolidated Balance Sheets. The loss on the trade receivables sold, which is included in Automotive cost of sales, was $.2 million and $5.6 million for the three months ended September 30, 2007 and 2006, respectively. We do not have a retained interest in the receivables sold, but perform collection and administrative functions. The gross amount of proceeds received from the sale of receivables under this program was $16 million and $1.5 billion for three months ended September 30, 2007 and 2006, respectively.

In addition to this securitization program, we participate in other trade receivable securitization programs, primarily in Europe. Financing providers had a beneficial interest in our pool of eligible European receivables related to those securitization programs of $83 million, $109 million and $60 million as of September 30, 2007, December 31, 2006 and September 30, 2006, respectively.

We lease real estate and equipment from various off-balance sheet entities that have been established to facilitate the financing of those assets for us by nationally prominent lessors that we believe are creditworthy. These assets consist principally of office buildings and machinery and equipment. The use of such entities allows the parties providing the financing to isolate particular assets in a single entity and thereby syndicate the financing to multiple third parties. This is a conventional financing technique used to lower the cost of borrowing and, thus, the lease cost to a lessee such as GM. There is a well-established market in which institutions participate in the financing of such property through their purchase of ownership interests in these entities, and each is owned by institutions that are independent of, and not affiliated with, GM. We believe that no officers, directors or employees of GM or their affiliates hold any direct or indirect equity interests in such entities.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Assets in off-balance sheet entities were as follows:

	September 30,	December 31,	September 30,
	2007	2006	2006
	(Dollars in millions)

Assets leased under operating leases	$2,181	$2,248	$2,286
Trade receivables sold*	83	309	760

Total	$2,264	$2,557	$3,046

Financing and Insurance Operations Receivables sold or securitized:
— Mortgage loans			$106,026
— Retail finance receivables			6,119
— Wholesale finance receivables			18,499

Total			$130,644

*	As of September 30, 2006, additional off-balance sheet trade receivables sold to GMAC were $497 million.

Dividends

Dividends may be paid on our common stock when, as, and if declared by our Board of Directors in its sole discretion out of amounts available for dividends under applicable law. Under Delaware law, our Board may declare dividends only to the extent of our statutory “surplus” (i.e., total assets minus total liabilities, in each case at fair market value, minus statutory capital), or if there is no such surplus, out of our net profits for the then current and/or immediately preceding fiscal year.

Our policy is to distribute dividends on our common stock based on the outlook and indicated capital needs of the business. Cash dividends per share on common stock were $1.00 in 2006, and $2.00 in 2005 and 2004. In 2007, the GM Board of Directors declared on February 6, 2007, May 1, 2007, August 7, 2007 and November 6, 2007 a $0.25 quarterly dividend on GM’s common stock for each of the first, second, third and fourth quarters of 2007, respectively. Cash dividends per share of common stock were $0.25 per quarter for 2006.

Employees

As of September 30, 2007, GM employed 267,000 employees. The following represents GM’s employment by regions at September 30, 2007, December 31, 2006 and September 30, 2006 (in thousands):

	September 30,	December 31,	September 30,
	2007	2006	2006

GMNA(1)	139	152	156
GME	58	60	62
GMLAAM	34	32	32
GMAP	34	34	34
GMAC(2)	—	—	31
Other	2	2	3

Total	267	280	318

(1)	The number of employees for GMNA at September 30, 2007, December 31, 2006 and September 30, 2006 excludes U.S. hourly employees of 4,577, 3,620, and 4,234, respectively, who were on a temporary leave of absence.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

(2)	The number of employees at September 30, 2007 and December 31, 2006 excludes GMAC employees who were removed from the consolidated payroll in November 2006 as a result of the GMAC Transaction described in Note 3 to the Condensed Consolidated Financial Statements.

Critical Accounting Estimates

Our Condensed Consolidated Financial Statements are prepared in conformity with United States generally accepted accounting principles, which requires the use of estimates, judgments and assumptions that affect the reported assets and liabilities as of the financial statement dates and the reported revenues and expenses for the periods presented. Our accounting policies and critical accounting estimates are consistent with those described in Note 3 to the Consolidated Financial Statements and the Management’s Discussion and Analysis section in our 2006 Form 10-K. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Management has discussed the development, selection and disclosures of its critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosures relating to these estimates.

Accounting Standards Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 are to be applied prospectively. Management is currently assessing the potential impact of the standard on our financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115” (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Management is currently assessing the potential impact of the standard on our financial condition and results of operations.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3 “Accounting for Nonrefundable Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or the related services are performed. The statement is effective for fiscal years beginning after December 15, 2007. Management is currently assessing the potential impact of the standard on our financial condition and results of operations.

In June 2007, the FASB ratified EITF Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11), which requires entities to record tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards to additional paid-in capital. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of nonvested equity shares, nonvested equity share units during the vesting period, or share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital (APIC) should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years. Management does not expect this guidance to have a material effect on our financial condition and results of operations.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

In this report and in reports we subsequently file with the SEC on Forms 10-K and 10-Q and filed or furnished on Form 8-K, and in related comments by our management, our use of the words “expect,” “anticipate,” “estimate,” “forecast,” “initiative,” “objective,” “plan,” “goal,” “project,” “outlook,” “priorities,” “target,” “intend,” “evaluate,” “pursue,” “seek,” “may,” “would,” “could,” “should,” “believe,” “potential,” “continue,” “designed,” “impact” or the negative of any of those words or similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. All statements in this report and subsequent reports which we may file with the SEC on Forms 10-K and 10-Q or file or furnish on Form 8-K, other than statements of historical fact, including without limitation, statements about future events and financial performance, are forward-looking statements that involve certain risks and uncertainties. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors that may be revised or supplemented in subsequent reports on SEC Forms 10-K, 10-Q and 8-K. Such factors include, among others, the following:

•	Our ability to realize production efficiencies, to achieve reductions in costs as a result of the turnaround restructuring and health care cost reductions and to implement capital expenditures at levels and times planned by management;

•	The pace of product introductions;

•	Market acceptance of our new products;

•	Significant changes in the competitive environment and the effect of competition in our markets, including on our pricing policies;

•	Our ability to maintain adequate liquidity and financing sources and an appropriate level of debt;

•	Changes in the existing, or the adoption of new laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of our products, the cost thereof or applicable tax rates;

•	Costs and risks associated with litigation;

•	The final results of investigations and inquiries by the SEC and other governmental agencies;

•	Changes in the ability of GMAC to make distributions on the Preferred Membership Interests held by GM;

•	Changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, including the range of estimates for the Delphi pension benefit guarantees, which could result in an impact on earnings;

•	Negotiations and bankruptcy court actions with respect to Delphi’s obligations to us, negotiations with respect to our obligations under the pension benefit guarantees to Delphi employees and our ability to recover any indemnity claims against Delphi;

•	Labor strikes or work stoppages at GM or its key suppliers such as Delphi or financial difficulties at our key suppliers such as Delphi;

•	Additional credit rating downgrades and the effects thereof;

•	Changes in relations with unions and employees/retirees and the legal interpretations of the agreements with those unions with regard to employees/retirees, including the negotiation of new collective bargaining agreements with unions representing GM employees in the U.S. other than the UAW;

•	Completion of the final settlement with the UAW and UAW retirees, including obtaining court approval in a form acceptable to us, the UAW, and class counsel; treatment of the terms of the 2006 Settlement Agreement pursuant to the Retiree MOU in a form acceptable to us, the UAW and class counsel; our completion of discussions with the staff of the SEC regarding accounting treatment with respect to the New VEBA and the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Post-Retirement Medical Benefits for the Covered Group as set forth in the Retiree MOU, on a basis reasonably satisfactory to us; and as applicable, a determination by us that the New VEBA satisfies the requirements of section 302(c)(5) of the Labor-Management Relations Act of 1947, as amended (LMRA), as well as bank and other regulatory approval;

•	Shortages of and price increases for fuel; and

•	Changes in economic conditions, commodity prices, currency exchange rates or political stability in the markets in which we operate.

In addition, GMAC’s actual results may differ materially due to numerous important factors that are described in GMAC’s most recent report on SEC Form 10-K, which may be revised or supplemented in subsequent reports on SEC Forms 10-K, 10-Q, and 8-K. The factors identified by GMAC include, among others, the following:

•	Rating agencies may downgrade their ratings for GMAC or ResCap in the future, which would adversely affect GMAC’s ability to raise capital in the debt markets at attractive rates and increase the interest that it pays on its outstanding publicly traded notes, which could have a material adverse effect on its results of operations and financial condition;

•	GMAC’s business requires substantial capital, and if it is unable to maintain adequate financing sources, its profitability and financial condition will suffer and jeopardize its ability to continue operations;

•	The profitability and financial condition of its operations are dependent upon the operations of GM, and it has substantial credit exposure to GM;

•	Recent developments in the residential mortgage market, especially in the nonprime sector, may adversely affect GMAC’s revenues, profitability and financial condition;

•	The worldwide financial services industry is highly competitive. If GMAC is unable to compete successfully or if there is increased competition in the automotive financing, mortgage and/or insurance markets or generally in the markets for securitizations or asset sales, its margins could be materially adversely affected;

•	Significant changes in the competitive environment and the effect of competition in GMAC’s markets, including on GMAC’s pricing policies;

•	Restrictions on the ability of GMAC’s residential mortgage subsidiary to pay dividends and prepay subordinated debt obligations to GMAC;

•	Changes in the residual value of off-lease vehicles;

•	Changes in U.S. government-sponsored mortgage programs or disruptions in the markets in which GMAC’s mortgage subsidiaries operate;

•	Changes in GMAC’s contractual servicing rights;

•	Costs and risks associated with litigation;

•	Changes in GMAC’s accounting assumptions that may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings;

•	The threat of natural calamities;

•	Changes in economic conditions, currency exchange rates, or political stability in the markets in which it operates; and

•	Changes in the existing, or the adoption of new laws, regulations, policies, or other activities of governments, agencies and similar organizations.

We caution investors not to place undue reliance on forward-looking statements. We undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

events or other factors that affect the subject of these statements, except where we are expressly required to do so by law.

* * * * * *

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

There have been no significant changes in the Corporation’s exposure to market risk since December 31, 2006. Refer to Item 7A in GM’s 2006 Annual Report on Form 10-K.

* * * * * *

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chairman and Chief Executive Officer (CEO) and our Vice Chairman and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 30, 2007. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 were not effective at the reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, management’s assessment identified the following material weaknesses:

(1) We lacked the technical expertise and processes to ensure compliance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), and did not maintain adequate controls with respect to (i) timely tax account reconciliations and analyses, (ii) coordination and communication between Corporate Accounting and Tax Staffs and (iii) timely review and analysis of corporate journals recorded in the consolidation process. This material weakness resulted in a restatement of prior financial statements, as described in Note 16 to the Condensed Consolidated Financial Statements, and, if not remediated, has the potential to cause a material misstatement in the future.

(2) In certain instances, lacked the technical expertise and did not maintain adequate procedures to ensure that the accounting for derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), was appropriate. Procedures relating to hedging transactions in certain instances did not operate effectively to (i) properly evaluate hedge accounting treatment, (ii) meet the documentation requirements of SFAS No. 133, (iii) adequately assess and measure hedge effectiveness on a quarterly basis and (iv) establish the appropriate communication and coordination between relevant GM departments involved in complex financial transactions. This material weakness resulted in a restatement of prior financial statements, as described in Note 16 to the Condensed Consolidated Financial Statements and, if not remediated, has the potential to cause a material misstatement in the future.

(3) We did not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our complex financial accounting and reporting requirements and low materiality

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

thresholds. This was evidenced by a significant number of out-of-period adjustments noted during the year-end closing process. This material weakness contributed to the restatement of prior financial statements, as described in Note 16 to the Condensed Consolidated Financial Statements and, if not remediated, has the potential to cause a material misstatement in the future.

(4) Due to the previously reported material weaknesses, as evidenced by the significant number and magnitude of out-of-period adjustments identified during the year-end closing process and the resulting restatements related to deferred taxes and hedging activities, management has concluded that the controls over the period-end financial reporting process were not operating effectively. Specifically, controls were not effective to ensure that significant non-routine transactions, accounting estimates and other adjustments were appropriately reviewed, analyzed and monitored on a timely basis. A material weakness in the period-end financial reporting process could result in our not being able to meet our regulatory filing deadlines and, if not remediated, has the potential to cause a material misstatement or to miss a filing deadline in the future.

Remediation and Changes in Internal Controls

We have developed and are in the process of implementing remediation plans to address our material weaknesses. The details of those remediation plans are included in Item 9A, Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2006 and in our interim filings on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 and incorporated herein by reference. During the quarter ended September 30, 2007, the following specific remedial actions have been put in place:

•	Hired a new assistant controller responsible for complex centrally managed accounting processes including compensation and benefit plans, treasury and hedge accounting, certain complex accruals and complex contracts.

•	Divided responsibility for accounting policy and research from SEC reporting to provide greater role clarity and focus. A new assistant controller was hired during the quarter with responsibility for the new SEC reporting function.

•	Enhanced pre and post-closure communications processes to facilitate early identification, resolution and conclusions on accounting treatment of business transactions.

•	Continued the deployment of several key training classes and hired approximately 25 outside candidates in key accounting positions.

As previously noted management has augmented the resources in Corporate Accounting, the Tax Department and other key departments by utilizing approximately 80 external resources in technical accounting areas and implemented additional closing procedures during 2007. As a result, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2007, fairly present in all material respects the financial condition and results of operations of GM in conformity with accounting principles generally accepted in the United States of America.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, our management also identified a significant deficiency in internal controls related to accounting for complex contracts. As part of its remediation efforts, our management issued procedural guidance to ensure review and evaluation of the appropriate accounting for complex contracts by experienced accounting personnel. Our management will continue to monitor the effectiveness of the remedial actions.

Other than as described above, there have not been any other changes in our internal control over financial reporting during the three and nine months ended September 30, 2007, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within GM have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

* * * * * *

PART II

Item 1.  Legal Proceedings

Canadian Export Antitrust Class Action

On October 3, 2007, the U.S. Court of Appeals for the First Circuit in the previously reported consolidated antitrust class action, In re New Market Vehicle Canadian Export Antitrust Litigation Cases, heard oral arguments on our consolidated appeal of the orders of the U.S. District Court for the District of Maine certifying 20 separate statewide class actions for damages under various state law theories and certifying a nationwide class for injunctive relief only. On September 25, 2007, a claim was filed in Ontario Superior Court of Justice on behalf of a purported class of actual and intended purchasers of vehicles in Canada claiming that a similar alleged conspiracy was now preventing lower-cost U.S. vehicles from being sold to Canadians. We have not been served in this lawsuit.

Health Care Litigation — 2005 Agreement

On August 2, 2007, the U.S. Court of Appeals for the Sixth Circuit issued an order in the previously reported case UAW, et al. v. General Motors Corporation affirming the lower court’s decision approving the settlement agreement of a putative class action seeking to enjoin modifications by GM to hourly retiree healthcare benefits pursuant to the October 31, 2005 memorandum of understanding between the UAW and GM (2005 Settlement Agreement).

Health Care Litigation — 2007 Agreement

On September 27, 2007, the UAW and eight putative class representatives filed a class action, UAW, et al. v. General Motors Corporation, in the U.S. District Court for the Eastern District of Michigan on behalf of hourly retirees, spouses, and dependents, seeking to enjoin us from making unilateral changes to hourly retiree healthcare coverage upon termination of the 2005 Settlement Agreement in 2011. Plaintiffs claim that hourly retiree healthcare benefits are vested and cannot be modified, and that our announced intention to make changes violates the federal LMRA and the Employee Retirement Income Security Act. Although we believe that we may lawfully change retiree healthcare benefits, the UAW and we have entered into a Memorandum of Understanding that contemplates creation of an independent VEBA trust into which we will transfer significant capital, which thereafter would be solely responsible for healthcare benefits for hourly retirees, spouses and dependents. Before this Memorandum of Understanding can be implemented, the arrangements it contemplates will be finalized and documented in an

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

agreement with the UAW and class counsel; we anticipate that court approval of such an agreement will be sought as part of settling this litigation.

General Motors Securities and Derivative Litigation

In October 2007, in the previously reported consolidated action In re General Motors Securities and Derivative Litigation, the U.S. District Court for the Eastern District of Michigan appointed a special master for the purpose of facilitating settlement negotiations.

ERISA Class Actions

In August 2007, the U.S. District Court for the Eastern District of Michigan granted in part and denied in part the defendants’ motion to dismiss the previously reported consolidated purported class actions In re General Motors Corporation ERISA Litigation. In October 2007, the parties reached a tentative settlement. Once a definitive settlement agreement has been executed, it will be submitted to the U.S. District Court for the Eastern District of Michigan for approval.

Patent and Trade Secret Lawsuit

In the previously reported case of John Evans and Evans Cooling Systems, Inc. v. General Motors Corporation, following the Connecticut Supreme Court’s reversal and remand to the trial court for a jury trial, plaintiffs had sought to expand their claims to include a subsequent generation of engines. On September 13, 2007, the trial court granted partial summary judgment in favor of GM, dismissing plaintiff’s attempt to expand their claims to the subsequent generation of engines. Plaintiffs are expected to appeal this ruling, which substantially restricts the scope of damages available under their current theory, following the trial.

Coolant System Class Action Litigation

In October 2007, the parties reached a tentative settlement that would resolve certain claims in the previously reported putative class actions related to alleged defects in the engine cooling systems in GM vehicles. The settlement as negotiated would apply to claims related to vehicles sold in the U.S. with a 3.1, 3.4, or 3.8-liter engine or to the use of Dexcool engine coolant in sport utility vehicles and pickup trucks with a 4.3-liter engine from 1996 through 2000. Once definitive settlement agreements have been executed, they will be submitted for approval to the appropriate courts. The tentative settlement does not include claims asserted in several different alleged class actions related to alleged gasket failures in certain other engines, including 4.3, 5.0 and 5.7-liter engines (without model year restrictions), or claims relating to alleged coolant related failures in vehicles other than those covered by the tentative settlement.

Environmental Matters

Carbon Dioxide Emission Standard Litigation

In a number of cases, the Alliance of Automobile Manufacturers, the Association of International Automobile Manufacturers, Daimler-Chrysler Corp., various automobile dealers and GM have brought suit for declaratory and injunctive relief from state legislation imposing stringent controls on new motor vehicle carbon dioxide (CO2) emissions. These cases argue that such state regulation of CO2 emissions is preempted by two federal statutes, the Energy Policy and Conservation Act and the Clean Air Act. The cases were brought against the California Air Resources Board on December 7, 2004, in the U.S. District Court for the Eastern District of California (Fresno Division); against the Vermont Agency of Natural Resources and the Vermont Department of Environmental Conservation on November 18, 2005, in the U.S. District Court for the District of Vermont; and against the Rhode Island Department of Environmental Management on February 13, 2006, in the U.S. District Court for the District of Rhode Island.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

On September 12, 2007, the U.S. District Court for the District of Vermont issued an order rejecting plaintiffs’ argument and dismissing the complaint. The industry plaintiffs, including GM, have appealed to the U.S. Court of Appeals for the Second Circuit. The other two cases described above are in their initial stages, and no trial dates have been set.

Greenhouse Gas Lawsuit

In the previously reported tort case, California ex rel. Lockyer v. General Motors Corporation, et al., the United States District Court for the Northern District of California on September 18, 2007 granted the defendants’ motion to dismiss the complaint on the grounds that the claim under the federal common law of nuisance raised non-justiciable political questions beyond the Court’s jurisdiction. Plaintiff has filed a Notice of Appeal with the U.S. Court of Appeals for the Ninth Circuit. The Court also dismissed without prejudice the nuisance claim under California state law.

U.S. Environmental Protection Agency (EPA) Region III Administrative Complaint

On September 27, 2007, EPA Region III brought a nine-count Administrative Complaint against our manufacturing facility in Wilmington, Delaware seeking undisclosed penalties. The Complaint is substantially similar to the previously disclosed 2003 EPA Region V matter now on appeal before the EPA Environmental Appeal Board. Both cases center around whether purge solvent used in cleaning paint applicators is a solid waste, and whether its continued use in keeping pipes from clogging is part of the solvent’s “original intended purpose.” We intend to file an Answer and to seek a stay in enforcement until all appeals have been exhausted. EPA Region III may seek penalties in excess of $100,000.

* * * * * * * *

Item 1A.	Risk Factors

The following risk factors, which were disclosed in the 2006 Form 10-K, have been modified to provide additional disclosure related to changes since we filed the 2006 Form 10-K and the First and Second Quarter 2007 Forms 10-Q. Refer to the 2006 Form 10-K and the First and Second Quarter 2007 Forms 10-Q for an expanded discussion of other risks facing the Corporation listed below under the caption “Other Risk Factors.”

Risks related to GM and our automotive business

Changes in existing, or the adoption of new, laws, regulations or policies of governmental organizations, particularly environmental or fuel economy regulations, may have a significant negative impact on how we do business.

We are affected significantly by a substantial amount of governmental regulations, which are expensive to comply with and anticipated to increase. In the U.S. and Europe, for example, governmental regulation is primarily driven by concerns about the environment, vehicle safety, and fuel economy. These government regulatory requirements complicate our plans for global product development and can result in substantial costs, which can be difficult to pass through to our customers.

The Corporate Average Fuel Economy (CAFE) requirements mandated by the U.S. government pose special concerns. In June 2007, the U.S. Senate approved an energy bill that would significantly increase CAFE requirements to a combined standard for cars and trucks of 35 miles per gallons by 2020, a 40% increase. The estimated cost to the automotive industry of compliance with this new standard would likely exceed $100 billion, and our compliance cost could require us to alter our capital spending and research and development plans, curtail sales of our higher margin vehicles, cease production of certain models, or even exit certain segments of the vehicle market. Proposals that would result in dramatically higher standards could disrupt our future product plans in ways that would significantly and adversely affect our sales volume, revenue, and profitability in the U.S. and could result

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

in plant closures and job losses. We anticipate that the U.S. House of Representatives will soon consider energy legislation that would impose similarly aggressive CAFE standards.

In addition, a growing number of states have adopted regulations that establish CO2 emission standards that effectively impose similarly heightened fuel economy standards for new vehicles sold in those states. If stringent CO2 emission standards are imposed on us on a state-by-state basis, the result could be even more disruptive to our business than the heightened CAFE standards discussed above. Some of these state regulations have been challenged in court by the automotive industry. On September 12, 2007, the U.S. District Court for the District of Vermont rejected the industry’s position that such state regulation of CO2 emissions is preempted by federal fuel economy and pollution laws. While GM and the other plaintiffs have appealed this decision, there can be no assurance that the court of appeals will reverse the lower court’s order.

In addition to fuel economy standards, GM products must satisfy legal safety requirements. Meeting or exceeding government-mandated safety standards is difficult and costly, because crashworthiness standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. While we are managing our product development and production operations on a global basis to reduce costs and lead times, unique national or regional standards or vehicle rating programs can result in additional costs for product development, testing, and manufacturing. Governments often require the implementation of new requirements during the middle of a product cycle, which can be substantially more expensive than accommodating these requirements during the design of a new product.

Shortages and increases in the price of fuel can result in diminished profitability due to shifts in consumer vehicle demand.

High gasoline prices in 2006 and the first three quarters of 2007 contributed to weaker demand for certain of our higher margin vehicles, especially our fullsize sport utility vehicles, as consumer demand shifted to smaller, more fuel-efficient vehicles, which provide lower profit margins and generally represent a smaller proportion of our sales volume in North America. Fullsize pick-up trucks, which are generally less fuel efficient than smaller vehicles, provided more than 22% of our sales in the third quarter of 2007, compared to a total industry average of 14% of sales. Any future increases in the price of gasoline in the United States or in our other markets or any sustained shortage of fuel could weaken further the demand for such vehicles. Such a result could lower profitability and have a material adverse effect on our business.

Delphi’s proposed Plan of Reorganization and its related agreements with GM to resolve its bankruptcy proceedings may be contested by other parties or rejected by the Bankruptcy Court.

On September 6, 2007, Delphi filed the Delphi POR and related agreements including a master restructuring agreement and a global settlement agreement with GM with the Bankruptcy Court, which were amended and filed with the court on October 29, 2007. This plan and the related agreements are subject to court approval and resolution of certain other uncertainties such as Delphi’s ability to obtain new financing, particularly in light of the recent contraction of the credit market. In addition, parties excluded from the Plan Investors or other entities negatively affected by the proposed resolution may oppose the Delphi POR in whole or request changes that would have a negative effect on our position. Finally, the Bankruptcy Court may delay its decision or refuse to approve the Delphi POR, which could result in uncertainty that affects our relationship with the UAW as well as our ability to plan future production.

We must continue to make structural changes to reduce our U.S. health-care cost burden, the source of our largest competitive cost disadvantage.

Our OPEB obligations for employees and retirees are significant, $68 billion at December 31, 2006, and could grow even larger on a global basis. In recent years, we have paid our OPEB obligations from operating cash flow, which reduces our liquidity and cash flow from operations. Our U.S. healthcare cash spending in 2006 was $4.8 billion, and we expect that it will be $4.7 billion in 2007 (before the effect, if any, of any amounts incurred or

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

paid on certain benefit guarantees related to Delphi and contributions to the External VEBA). Failure to adequately control our healthcare costs is likely to result in materially higher expenses and have a material adverse effect on our results of operations and financial condition.

Continued progress in the reduction of healthcare liabilities and expenses, particularly with respect to our hourly employees and retirees is a critical element of our GMNA turnaround initiatives, and we are relying on the implementation of the Retiree MOU to result in a significant reduction of our OPEB liability. Under certain circumstances, however, it may not be possible to implement the Retiree MOU. The implementation of the Retiree MOU is contingent on our securing satisfactory accounting treatment for our obligations to the Covered Group for Retiree Medical Benefits. We intend to discuss the proposed accounting treatment for such obligations and for the New VEBA with the staff of the SEC. If, based on those discussions, we believe that the accounting may be some treatment other than settlement or a substantive negative plan amendment that would be reasonably satisfactory to us, we will attempt to restructure the Retiree MOU with the UAW to obtain such accounting treatment, and if we cannot accomplish such a restructuring the Retiree MOU will terminate. In addition, because the arrangements contemplated by the Retiree MOU require court approval, we will not be able to implement the Retiree MOU until at least 2010, and implementation may be delayed further or even denied by the court. Moreover, there can be no assurance that the terms of the Retiree MOU will not be changed through negotiations with the UAW or class counsel in order to secure court approval.

The funding of the New VEBA will require the contribution of significant assets in a relatively short period, including funding requirements for a temporary account before obtaining court and regulatory approval.

Even before the Retiree MOU receives court approval, we will begin funding an account that is intended to provide funding to the New VEBA, and if and when the Retiree MOU is approved we will be required to contribute a large amount of assets in a relatively short period. There can be no assurance that we will be able to obtain all of the necessary funding or that the terms of such funding will be acceptable. If we are unable to obtain funding on terms that are consistent with our business plans, we may have to delay or reduce other planned expenditures.

Economic and industry conditions constantly change and could have a material adverse effect on our business and results of operations.

Our business and results of operations are tied to general economic and industry conditions. The number of cars and trucks sold industry-wide can vary from year to year. Demand for our vehicles depends largely on general economic conditions, including the strength of the global and local market economies, unemployment levels, consumer confidence levels, the availability of credit and the availability and cost of fuel. Cars and trucks are durable items, and consumers can choose to defer their acquisition or replacement significantly. Difficult economic conditions may also cause consumers to shift to new models that are less expensive and yield lower margins or to used vehicles. The significant decline in the housing market and the related weakness in the availability and affordability of consumer credit during the first three quarters of 2007 affected customers’ ability to purchase new GM vehicles. Moreover, the decline in housing construction has reduced demand for our vehicles, particularly fullsize pickups, which are among our most popular and profitable models. It is likely that the slowdown in the housing market and the constriction of consumer credit will continue, at least through the end of 2007 and perhaps significantly longer.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Risks related to our 49% ownership interest in GMAC

General business, economic, and market conditions may significantly affect the operating results of GMAC’s business and earnings.

In recent years, GMAC contributed consistently and substantially to our revenues and profits. Following the GMAC Transaction in November 2006, we have a 49% ownership interest in GMAC, which is accounted for in our consolidated financial statements using the equity method. GMAC’s business and earnings are sensitive to general business and economic conditions in the United States. These conditions include short-term and long-term interest rates, inflation, fluctuations in both debt and equity capital markets and the strength of the U.S. economy, as well as the local economies in which they conduct business. If any of these conditions worsens, GMAC’s business and earnings could be adversely affected and significantly affect our equity investment. For example, a rising interest rate environment could decrease the demand for loans or business, and economic conditions that negatively impact household incomes could decrease the demand for loans and increase the number of customers who become delinquent or default on their loans. The risk of borrower default becomes more important as GMAC’s portfolio of loans held for investment continues to grow.

A significant proportion of GMAC’s revenues and profits in recent years came from originating, servicing and securitizing residential mortgages, including subprime loans. In 2007 the real estate market in the United States has significantly declined, with falling residential sales, decreased housing construction and rising rates of defaults and foreclosures; we believe that this market is not likely to return to its peak level in the near future. GMAC’s revenues and profits have been adversely affected by this decline, particularly at its Mortgage unit resulting in an impairment loss of $455 million recognized by GMAC in the third quarter of 2007. Our consolidated financial results have been adversely affected by this decline in GMAC’s revenues and profits. Moreover, GMAC may request GM and its other equity holder to provide financial support for its operations and strategic planning during this period of stress. While we do not have any legal obligation to provide additional capital to GMAC, we may determine that such an investment is necessary or advisable to maintain the value of our current interest in GMAC. For example, effective November 1, 2007, we converted 533,236 shares of Preferred Membership Interests in GMAC into Class B Interests, in the interest of strengthening GMAC’s capital position.

If GMAC’s equity capital decreases, it may not be able to pay dividends or may pay partial dividends on the Preferred Membership Interests held by GM.

GMAC’s Operating Agreement provides that the Preferred Membership Interests are entitled to receive a quarterly distribution equal to 10% per annum of the related capital account. GMAC’s Board of Managers, and under certain circumstances the Independent Managers, may reduce this distribution to the extent required to address equity capital levels. GMAC’s revenues and profits have declined significantly during 2007, and we believe that the weakness in its Mortgage business unit is likely to continue for the foreseeable future. If GMAC’s financial results continue to be significantly adversely affected by challenges in the mortgage market, GMAC’s equity capital may decrease to the point that its Board of Managers or its Independent Managers determine that distributions on the Preferred Membership Interests should be reduced or cancelled. Since distributions on the Preferred Membership Interests are not cumulative under the Operating Agreement, such a reduction in distributions would not be reimbursed if and when GMAC’s financial results improve.

GMAC uses estimates and assumptions in determining the fair value of certain of its assets, in determining its allowance for credit losses, in determining lease residual values and in determining its reserves for insurance losses and loss adjustment expenses. If its estimates or assumptions prove to be incorrect, its cash flow, profitability, financial condition and business prospects could be materially adversely affected.

GMAC uses estimates and various assumptions in determining the fair value of many of its assets, including retained interests and securitizations of loans and contracts, mortgage servicing rights and other investments, which do not have an established market value or are not publicly traded. GMAC also uses estimates and assumptions in determining its allowance for credit losses on its loan and contract portfolios, in determining the residual values of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

leased vehicles and in determining its reserves for insurance losses and loss adjustment expenses. It is difficult to determine the accuracy of its estimates and assumptions, and its actual experience may differ materially from these estimates and assumptions. As an example, the continued decline of the domestic housing market, especially (but not exclusively) with regard to the nonprime sector, has resulted in increases in the allowance for loan losses at ResCap for 2006 and the first half of 2007. A material difference between GMAC’s estimates and assumptions and its actual experience may adversely affect its cash flow, profitability, financial condition, and business prospects.

GMAC’s business requires substantial capital, and if it is unable to maintain adequate financing sources, its profitability and financial condition will suffer and jeopardize its ability to continue operations.

GMAC’s liquidity and ongoing profitability are, in large part, dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. Currently, its primary sources of financing include public and private securitizations and whole loan sales. To a lesser extent, GMAC also uses institutional unsecured term debt, commercial paper and retail debt offerings. Reliance on any one source can change going forward.

GMAC depends and will continue to depend on its ability to access diversified funding alternatives to meet future cash flow requirements and to continue to fund our operations. Negative credit events specific to GMAC or GM, or other events affecting the overall debt markets have adversely impacted GMAC’s funding sources, and continued or additional negative events could further adversely impact its funding sources, especially over the long term. ResCap’s access to capital can be impacted by changes in the market value of its mortgage products and the willingness of market participants to provide liquidity for such products.

ResCap’s liquidity may also be adversely affected by margin calls under certain of its secured credit facilities that are dependent in part on the lenders’ valuation of the collateral securing the financing. Each of these credit facilities allows the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market. If a lender determines that the value of the collateral has decreased, it may initiate a margin call requiring ResCap to post additional collateral to cover the decrease. When ResCap is subject to such a margin call, it must provide the lender with additional collateral or repay a portion of the outstanding borrowings with minimal notice. Any such margin call could harm ResCap’s liquidity, results of operation, financial condition, and business prospects. Additionally, in order to obtain cash to satisfy a margin call, ResCap may be required to liquidate assets at a disadvantageous time, which could cause it to incur further losses and adversely affect its results of operations and financial condition.

Recent developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to nonprime assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products. One consequence of this reduction is that ResCap may decide to retain interests in securitized mortgage pools that in other circumstances it would sell to investors, and ResCap will have to secure additional financing for these retained interests. If ResCap is unable to secure sufficient financing for them, or if there is further general deterioration of liquidity for mortgage products, it will adversely impact ResCap’s business. If ResCap is unable to maintain adequate financing or if other sources of capital are not available, it could be forced to suspend, curtail or reduce certain aspects of its operations, which could harm ResCap’s revenues, profitability, financial condition and business prospects.

Furthermore, GMAC utilizes asset and mortgage securitizations and sales as a critical component of its diversified funding strategy. Several factors could affect its ability to complete securitizations and sales, including conditions in the securities markets generally, conditions in the asset-backed or mortgage-backed securities markets, the credit quality and performance of its contracts and loans, its ability to service its contracts and loans and a decline in the ratings given to securities previously issued in its securitizations. Any of these factors could negatively affect the pricing of GMAC’s securitizations and sales, resulting in lower proceeds from these activities.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Recent developments in the residential mortgage market may adversely affect GMAC’s revenues, profitability and financial condition.

Recently, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions that adversely affected GMAC’s earnings and financial condition in the fourth quarter of 2006 and the first three-quarters of 2007. Delinquencies and losses with respect to ResCap’s nonprime mortgage loans increased significantly and may continue to increase. Housing prices in many states have also declined or stopped appreciating, after extended periods of significant appreciation. In addition, the liquidity provided to the nonprime sector has recently been significantly reduced, which has caused ResCap’s nonprime mortgage production to decline, and such declines may continue. Similar trends are emerging beyond the nonprime sector, especially at the lower end of the prime credit quality scale, and may have a similar effect on ResCap’s related liquidity needs and businesses. These trends have resulted in significant write-downs to ResCap’s mortgage loans held for sale portfolio and additions to allowance for loan losses for its mortgage loans held for investment and warehouse lending receivables portfolios. The lack of liquidity may also have the effect of reducing the margin available to ResCap in its sales and securitizations of nonprime mortgage loans.

Another factor that may result in higher delinquency rates on mortgage loans is the scheduled increase in monthly payments on adjustable rate mortgage loans. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans. Borrowers seeking to avoid these increased monthly payments by refinancing their mortgage loans may no longer be able to find available replacement loans at comparably low interest rates. A decline in housing prices may also leave borrowers with insufficient equity in their homes to permit them to refinance their loans or sell their homes. In addition, these mortgage loans may have prepayment premiums that inhibit refinancing.

Certain government regulators have observed these issues involving nonprime mortgages and have indicated an intention to review the mortgage loan programs. To the extent that regulators restrict the volume, terms and/or type of nonprime mortgage loans, the liquidity of GMAC’s nonprime mortgage loan production and its profitability from nonprime mortgage loans could be negatively impacted. Such activity could also negatively impact GMAC’s warehouse lending unit’s volumes and profitability.

The events surrounding the nonprime segment have forced certain originators to exit the market. Such activities may limit the volume of nonprime mortgage loans available for GMAC to acquire and/or its warehouse lending volumes, which could negatively impact its profitability.

These events, alone or in combination, may contribute to higher delinquency rates, reduce origination volumes, or reduce warehouse lending volumes at ResCap. These events could adversely affect GMAC’s revenues, profitability, and financial condition.

GMAC has concluded that material weaknesses exist in the design and operation of its internal controls as of September 30, 2007, which, if its remediation efforts fail, could result in material misstatements in its financial statements in future periods.

GMAC has concluded that material weaknesses exist in the design and operation of its internal controls as of September 30, 2007. GMAC is now in the process of designing and implementing enhanced controls to remediate the material weaknesses. If GMAC is unable to design and implement enhanced controls or if they are insufficient to address the identified material weaknesses, or if additional material weaknesses in its internal controls are identified in the future, GMAC may fail to meet its future reporting obligations and its financial statements may contain material misstatements. Any such failure could also adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of GMAC’s internal control over financial reporting.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Risk Factors

The following risk factors, which were disclosed in the 2006 Form 10-K, have not materially changed since we filed the 2006 Form 10-K. Refer to the 2006 Form 10-K for a complete discussion of these risk factors.

Risks related to GM and our automotive business

•	Our continued ability to achieve structural and material cost reductions and to realize production efficiencies for our automotive operations is critical to our ability to achieve our turnaround plan and return to profitability.

•	Our extensive pension and OPEB obligations to retirees are a competitive disadvantage for us.

•	Our pension and OPEB expenses are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience and changes in laws and regulations.

•	We have guaranteed a significant amount of Delphi’s financial obligations to its unionized workers. If Delphi fails to satisfy these obligations, we would be obligated to pay some of these obligations.

•	Delphi may seek to reject or compromise its obligations to us through its Chapter 11 bankruptcy proceedings.

•	Financial difficulties, labor stoppages or work slowdowns at key suppliers, including Delphi, could result in a disruption in our operations and have a material adverse effect on our business.

•	Increase in cost, disruption of supply or shortage of raw materials could harm our business.

•	A decline in consumer demand for our higher margin vehicles could result in diminished profitability.

•	The pace of introduction and market acceptance of new vehicles is important to our success.

•	Decreases in the residual value of our vehicles could have a significant negative effect on our results of operations.

•	Our significant investment in new technology may not result in successful vehicle applications.

•	We operate in a highly competitive industry that has excess manufacturing capacity.

•	The financial distress, bankruptcy or insolvency of a major competitor could have significant adverse consequences for us.

•	We could be materially adversely affected by changes or imbalances in currency exchange or other rates.

•	Our liquidity position could be negatively affected by a variety of factors, which in turn could have a material adverse effect on our business.

•	Further reduction of our credit ratings, or failure to restore our credit ratings to higher levels, could have a material adverse effect on our business.

•	The federal government is currently investigating certain of our accounting practices. The final outcome of these investigations could require us to restate prior financial results.

•	We have determined that our internal controls over financial reporting are currently ineffective. The lack of effective internal controls could adversely affect our financial condition and ability to carry out our strategic business plan.

•	Our indebtedness and other obligations of our automotive operations are significant and could materially adversely affect our business.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•	Our businesses outside the United States expose us to additional risks that may cause our revenues and profitability to decline.

•	We are subject to significant risks of litigation.

Risks related to our 49% ownership interest in GMAC

•	GMAC’s indebtedness and other obligations are significant and could materially adversely affect its business.

•	GMAC’s earnings may decrease because of increases or decreases in interest rates.

•	GMAC’s hedging strategies may not be successful in mitigating its risks associated with changes in interest rates and could affect its profitability and financial condition.

•	GMAC’s residential mortgage subsidiary’s ability to pay dividends to GMAC is restricted by contractual arrangements.

•	GMAC is exposed to credit risk which could affect its profitability and financial condition.

•	Changes in existing U.S. government-sponsored mortgage programs, or disruptions in the secondary markets in the United States or other countries in which GMAC’s mortgage subsidiaries operate, could adversely affect the profitability and financial condition of GMAC’s mortgage business.

•	GMAC may be required to repurchase contracts and provide indemnification if it breaches representations and warranties in its securitization and whole loan transactions, which could harm GMAC’s profitability and financial condition.

•	Significant indemnification payments or contract, lease, or loan repurchase activity of retail contracts or leases or mortgage loans could harm GMAC’s profitability and financial condition.

•	A loss of contractual servicing rights could have a material adverse effect on GMAC’s financial condition, liquidity, and results of operations.

•	The regulatory environment in which GMAC operates could have a material adverse effect on its business and earnings.

•	The worldwide financial services industry is highly competitive. If GMAC is unable to compete successfully or if there is increased competition in the automotive financing, mortgage, and/or insurance markets or generally in the markets for securitizations or asset sales, GMAC’s margins could be materially adversely affected.

* * * * * * * *

Item 2(C).	Purchases of Equity Securities

GM made no purchases of its common stock during the three months ended September 30, 2007.

* * * * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit
Number		Exhibit Name

10.1		First Amendment dated August 7, 2007 to the Asset Purchase Agreement dated as of June 28, 2007 by and between General Motors Corporation and Clutch Operating Company, Inc
10.2		Second Amendment dated October 1, 2007 to the Asset Purchase Agreement dated as of June 28, 2007 by and between General Motors Corporation and Clutch Operating Company, Inc
10.3		Global Settlement Agreement dated September 6, 2007 between General Motors Corporation and Delphi Corporation
10	.3A	First Amendment to the Global Settlement Agreement between General Motors Corporation and Delphi Corporation dated as of October 29, 2007
10.4		Master Restructuring Agreement dated September 6, 2007 between General Motors Corporation and Delphi Corporation
10	.4A	First Amendment to the Master Restructuring Agreement between General Motors Corporation and Delphi Corporation dated as of October 29, 2007
10.5		Memorandum of Understanding — Post-Retirement Medical Care dated September 26, 2007 between General Motors Corporation and the United Auto Workers Union incorporated herein by reference to Exhibit 10.1 to General Motors Corporation’s Current Report on Form 8-K filed on October 15, 2007
31.1		Section 302 Certification of the Chief Executive Officer
31.2		Section 302 Certification of the Chief Financial Officer
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* * * * * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS CORPORATION
(Registrant)

By:	/s/ NICK S. CYPRUS
(Nick S. Cyprus, Controller and Chief Accounting Officer)

Date: November 8, 2007

EXHIBIT INDEX

Exhibit
Number		Exhibit Name

10.1		First Amendment dated August 7, 2007 to the Asset Purchase Agreement dated as of June 28, 2007 by and between General Motors Corporation and Clutch Operating Company, Inc.
10.2		Second Amendment dated October 1, 2007 to the Asset Purchase Agreement dated as of June 28, 2007 by and between General Motors Corporation and Clutch Operating Company, Inc.
10.3		Global Settlement Agreement dated September 6, 2007 between General Motors Corporation and Delphi Corporation
10	.3A	First Amendment to the Global Settlement Agreement between General Motors Corporation and Delphi Corporation dated as of October 29, 2007
10.4		Master Restructuring Agreement dated September 6, 2007 between General Motors Corporation and Delphi Corporation
10	.4A	First Amendment to the Master Restructuring Agreement between General Motors Corporation and Delphi Corporation dated as of October 29, 2007
10.5		Memorandum of Understanding — Post-Retirement Medical Care dated September 26, 2007 between General Motors Corporation and the United Auto Workers Union incorporated herein by reference to Exhibit 10.1 to General Motors Corporation’s Current Report on Form 8-K filed on October 15, 2007
31.1		Section 302 Certification of the Chief Executive Officer
31.2		Section 302 Certification of the Chief Financial Officer
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002