Form 10-K
period 2007-12-31
GENERAL MOTORS CORP
filed 2008-02-28
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Do not check if smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2007, the aggregate market value of GM $1 2/3 par value common stock held by nonaffiliates of GM was approximately $21.4 billion. The closing price on June 30, 2007 as reported on the New York Stock Exchange was $37.80 per share.

As of February 25, 2008, the number of shares outstanding of GM $1 2/3 par value common stock was 566,059,249 shares.

Documents incorporated by reference are as follows:

Part and Item Number of Form 10-K
Document	into which Incorporated

General Motors Notice of Annual Meeting of Stockholders and Proxy Statement for the Annual Meeting of Stockholders to be held June 3, 2008	Part III, Items 10 through 14

GENERAL MOTORS CORPORATION

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

PART I

General Motors Corporation, incorporated in 1916 under the laws of the State of Delaware, is sometimes referred to in this Annual Report on Form 10-K as “we,” “our,” “us,” “ourselves,” the “Registrant,” the “Corporation,” “General Motors,” or “GM.”

Item 1.	Business

General

We are engaged primarily in the worldwide development, production and marketing of cars, trucks and parts. We develop, manufacture and market vehicles worldwide through our four automotive regions: GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM) and GM Asia Pacific (GMAP). Also, our finance and insurance operations are primarily conducted through GMAC LLC, the successor to General Motors Acceptance Corporation (GMAC LLC and General Motors Acceptance Corporation are referred to in this Annual Report on Form 10-K as GMAC). GMAC was a wholly owned subsidiary until November 30, 2006, when we sold a 51% controlling ownership interest in GMAC to a consortium of investors (GMAC Transaction). Since the GMAC Transaction, we have accounted for our 49% ownership interest in GMAC using the equity method. GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential mortgage services, automobile service contracts, personal automobile insurance coverage and selected commercial insurance coverage.

Our total worldwide car and truck deliveries were 9.4 million, 9.1 million and 9.2 million, in 2007, 2006 and 2005, respectively. Substantially all of our cars, trucks and parts are marketed through retail dealers in North America, and through distributors and dealers outside of North America, the substantial majority of which are independently owned. GMNA primarily meets the demands of customers in North America with vehicles developed, manufactured and/or marketed under the following brands:

• Chevrolet	• Buick	• Saab	• GMC
• Pontiac	• Cadillac	• HUMMER	• Saturn

The demands of customers outside North America are primarily met with vehicles developed, manufactured and/or marketed under the following brands:

• Opel	• Saab	• GMC	• HUMMER
• Vauxhall	• Buick	• Cadillac	• Isuzu
• Holden	• Chevrolet	• Daewoo	• Suzuki

As of December 31, 2007, we also had equity ownership stakes directly or indirectly through various regional subsidiaries, including GM Daewoo Auto & Technology Company (GM Daewoo), New United Motor Manufacturing, Inc. (NUMMI), Shanghai General Motors Co., Ltd. (Shanghai GM), SAIC-GM-Wuling Automobile Company Ltd. (SGMW) and CAMI Automotive Inc. These companies design, manufacture and market vehicles under the following brands:

• Pontiac	• Wuling	• Chevrolet	• Buick
• Suzuki	• Daewoo	• Cadillac	• Holden

In addition to the products we sell to our dealers for consumer retail sales, we also sell cars and trucks to fleet customers, including daily rental car companies, commercial fleet customers, leasing companies and governments. Sales to fleet customers are completed through our network of dealers and in some cases directly by us.

Our retail and fleet customers can obtain a wide range of aftersale vehicle services and products through our dealer network, such as maintenance, light repairs, collision repairs, vehicle accessories and extended service warranties.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In addition to the information about us and our subsidiaries contained in this Annual Report on Form 10-K for the year ended December 31, 2007, extensive information about us can be found on our website located at www.gm.com, including information about our management team, our brands and products and our corporate governance principles.

The following information is incorporated herein by reference to the indicated pages:

Item	Page(s)
Employment	15
Production Volumes	54 - 67
Segment Reporting (Note 29 to the consolidated financial statements)	181

Vehicle Unit Sales

Total industry sales of new motor vehicle units of domestic and foreign makes and our competitive position in 2007, 2006 and 2005 were as follows:

	Vehicle Unit Sales(a)
	Years Ended December 31,
	2007			2006			2005
			GM as			GM as			GM as
			a % of			a % of			a % of
	Industry	GM	Industry	Industry	GM	Industry	Industry	GM	Industry
				(Units in thousands)

United States
Cars
Small	2,748	381	13.9%	2,617	426	16.3%	2,478	490	19.8%
Midsize	3,410	884	25.9%	3,595	946	26.3%	3,632	1,007	27.7%
Sport	345	66	19.1%	436	80	18.3%	424	58	13.6%
Luxury	1,169	158	13.6%	1,206	173	14.4%	1,208	197	16.3%

Total cars	7,672	1,489	19.4%	7,854	1,625	20.7%	7,742	1,752	22.6%

Trucks
Pickups	2,710	979	36.1%	2,874	1,022	35.6%	3,201	1,163	36.3%
Vans	1,119	219	19.6%	1,326	245	18.5%	1,468	328	22.4%
Utilities	4,651	1,136	24.4%	4,505	1,174	26.0%	4,586	1,212	26.4%
Medium Duty	322	44	13.6%	501	59	11.8%	459	63	13.8%

Total trucks	8,802	2,378	27.0%	9,206	2,500	27.1%	9,714	2,766	28.5%

Total United States	16,474	3,867	23.5%	17,060	4,125	24.2%	17,456	4,518	25.9%
Canada, Mexico, and Other	3,118	649	20.8%	3,131	682	21.8%	3,111	730	23.5%

Total GMNA	19,592	4,516	23.0%	20,191	4,807	23.8%	20,567	5,248	25.5%
GME	23,069	2,182	9.5%	21,876	2,003	9.2%	21,092	1,984	9.4%
GMLAAM	7,181	1,236	17.2%	6,104	1,035	17.0%	5,310	883	16.6%
GMAP	20,808	1,436	6.9%	19,231	1,248	6.5%	18,115	1,064	5.9%

Total Worldwide (b)	70,649	9,370	13.3%	67,401	9,093	13.5%	65,084	9,179	14.1%

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

	Vehicle Unit Sales(a)
	Years Ended December 31,
	2007			2006			2005
			GM as			GM as			GM as
			a % of			a % of			a % of
	Industry	GM	Industry	Industry	GM	Industry	Industry	GM	Industry
				(Units in thousands)

United States	16,474	3,867	23.5%	17,060	4,125	24.2%	17,456	4,518	25.9%
Canada	1,691	404	23.9%	1,666	421	25.3%	1,630	456	28.0%
Mexico	1,146	230	20.1%	1,179	245	20.8%	1,164	250	21.5%
Other	281	15	5.4%	286	16	5.5%	317	24	7.6%

Total GMNA	19,592	4,516	23.0%	20,191	4,807	23.8%	20,567	5,248	25.5%

United Kingdom	2,800	427	15.2%	2,734	391	14.3%	2,828	416	14.7%
Germany	3,483	330	9.5%	3,772	380	10.1%	3,615	389	10.8%
Russia	2,709	259	9.6%	2,028	133	6.5%	1,655	76	4.6%
Spain	1,939	170	8.8%	1,953	183	9.4%	1,959	180	9.2%
France	2,586	125	4.8%	2,499	123	4.9%	2,548	131	5.1%
Other	9,552	871	9.1%	8,890	793	8.9%	8,487	792	9.3%

Total GME	23,069	2,182	9.5%	21,876	2,003	9.2%	21,092	1,984	9.4%

China	8,549	1,032	12.1%	7,102	871	12.3%	5,747	664	11.6%
Australia	1,050	149	14.2%	963	148	15.4%	988	176	17.8%
South Korea	1,271	131	10.3%	1,202	129	10.7%	1,171	108	9.2%
Other	9,938	124	1.2%	9,964	100	1.0%	10,209	116	1.1%

Total GMAP	20,808	1,436	6.9%	19,231	1,248	6.5%	18,115	1,064	5.9%

Brazil	2,463	499	20.3%	1,928	410	21.3%	1,715	365	21.3%
Argentina	573	92	16.1%	454	75	16.5%	390	70	17.8%
Venezuela	491	151	30.8%	343	92	26.7%	228	65	28.6%
Colombia	251	93	36.9%	192	74	38.6%	143	54	37.6%
Other	3,403	401	11.8%	3,187	384	12.0%	2,834	329	11.6%

Total GMLAAM	7,181	1,236	17.2%	6,104	1,035	17.0%	5,310	883	16.6%

Total Worldwide (b)	70,649	9,370	13.3%	67,401	9,093	13.5%	65,084	9,179	14.1%

(a)	Our vehicle unit sales primarily represent vehicles we manufacture, sell under a GM brand or through a GM-owned distribution network. Under a contractual agreement with SGMW we also report SGMW global sales as part of our global market share. Consistent with industry practice, vehicle unit sales information includes estimates of industry sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.
(b)	Total Worldwide may include rounding differences.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Fleet Sales and Deliveries

The sales and market share data provided above includes both retail and fleet vehicle unit sales. Our fleet sales are comprised of vehicle unit sales to daily rental car companies, as well as leasing companies and commercial fleet and government customers. Certain fleet transactions, particularly daily rental, are less profitable than average retail sales. In addition, in some sales to daily rental fleets we guarantee to repurchase the vehicles at contractually agreed upon values.

The table below reflects our fleet unit sales and the amount of those unit sales as a percentage of our total vehicle unit sales for the last three years.

	Years Ended December 31,
	2007	2006	2005
	(Units in thousands)

GMNA	1,152	1,270	1,334
GME	833	792	814
GMLAAM	362	289	259
GMAP	229	227	217

Total fleet units	2,576	2,578	2,624

Daily rental units	950	1,027	1,149
Other fleet units	1,626	1,551	1,475

Total fleet units	2,576	2,578	2,624

Fleet unit sales as a percentage of total vehicle unit sales
Cars	32.9%	33.9%	35.2%
Trucks	19.5%	20.5%	19.6%
Total	27.5%	28.3%	28.6%

Product Pricing

Historically, we have used a number of methods to promote our products, including the use of dealer, retail and fleet incentives such as rebates, finance incentives and special lease programs. The level of incentives is dependent in large part upon the level of competition in the markets in which we operate and the level of demand for our products.

Since early 2006, we have executed a strategy, particularly in the United States, that combines an emphasis on value pricing (including reduced prices on most 2006 model year vehicles), enhanced vehicle content and improved powertrain warranties and the selective use of financial incentives. Additionally, as part of this strategy, in 2007 we sold almost 184,000 fewer vehicles to daily rental companies than in 2005 in the U.S., while steadily improving our profit margin on those sales. During 2008, we will continue to price vehicles competitively, including offering strategic and tactical incentives as required. We believe this strategy builds the reputation of our products and brands and enhances residual value for our products, while supporting improved pricing per transaction.

Seasonal and Cyclical Nature of Business

In the automotive business, retail sales are seasonal and production varies from month to month. Changeovers occur throughout the year for reasons such as new market entries and vehicle model changeovers. Production is typically lower during the third quarter due to annual product changeovers and the fact that annual plant shutdowns are planned during this time to facilitate other plant and product changes. These lower production rates in the third quarter cause operating results to be, in general, less favorable than those in the other three quarters of the year.

The market for vehicles is cyclical and depends on general economic conditions and consumer spending. If general economic conditions deteriorate, consumers may defer purchasing or leasing new vehicles or opt for used vehicles, which would decrease the total number of new cars and light trucks sold. Fluctuations in the price of fuel also affect consumer preferences and spending.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Relationship with Dealers

Globally we market our vehicles through a network of independent retail dealers and distributors. At December 31, 2007, there were 6,776 GM vehicle dealers in the United States, 729 in Canada and 330 in Mexico. Additionally, there were a total of 14,052 distribution outlets throughout the rest of the world for vehicles manufactured by us and our affiliates. These outlets include distributors, dealers and authorized sales, service and parts outlets.

Authorized dealers operated the following number of GM dealerships:

	As of December 31,
	2007	2006	2005

GMNA	7,835	8,096	8,440
GME	8,902	8,802	8,557
GMLAAM	1,763	1,681	1,671
GMAP	3,387	3,649	3,329

Total Worldwide	21,887	22,228	21,997

We enter into a contract with each authorized dealer agreeing to sell the dealer one or more specified product lines at wholesale prices and granting the dealer the right to sell those vehicles to retail customers from a GM approved location. GM dealers often offer more than one GM brand of vehicle in a single dealership. In fact, we actively promote this for several of our brands in a number of our markets in order to enhance dealer profitability. In some instances an authorized GM dealer may also be an authorized dealer for another manufacturer’s vehicles. Authorized GM dealers offer parts, accessories, service and repairs for GM vehicles in the product lines that they sell, primarily using genuine GM vehicle accessories and service parts. GM dealers are authorized to service GM vehicles under our limited warranty program, and those repairs are to be made only with genuine GM parts. In addition, GM dealers generally provide their customers access to credit or lease financing, vehicle insurance and extended service contracts provided by GMAC or its subsidiaries.

Because dealers maintain the primary sales and service interface with the ultimate consumer of our products, the quality of GM dealerships and our relationship with our dealers and distributors are significant to our success. In addition to the terms of our contracts with our dealers, we are regulated by various country and state franchise laws that supersede those contractual terms and impose specific regulatory requirements and standards for initiating dealer network changes, pursuing terminations for cause and other contractual matters.

Research, Development and Intellectual Property

In 2007, we incurred $8.1 billion in costs for research, manufacturing engineering, product engineering, design and development activities related primarily to developing new products or services or improving existing products or services, including activities related to vehicle emissions control, improved fuel economy and the safety of drivers and passengers in our vehicles. We incurred costs of $6.6 billion and $6.7 billion for similar company-sponsored research and other product development activities in 2006 and 2005, respectively.

 Research

Our top priority for research is to continue to develop and advance our alternative propulsion strategy, as energy diversity and environmental leadership are critical elements of our overall business strategy. In addition to continuing to improve the efficiency of our internal combustion engines, we are focused on introducing propulsion technologies that use alternative fuels as we intensify our efforts to offer consumer products powered by alternatives to traditional petroleum-based fuels. At the same time, we continue to pursue leadership in strategic technology such as active fuel management, variable valve timing, six-speed transmissions, advanced diesel engines, electronics and controls, battery technology, advanced materials, hydrogen fuel cell technology and hybrid and electrically-driven vehicles in order to improve the environmental performance of our vehicles, diversify energy sources for vehicles and provide fuel economy and efficiency around the world.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

We introduced four hybrids in 2007, the Saturn Aura Green Line, Chevrolet Malibu Hybrid, Chevrolet Tahoe and GMC Yukon Hybrids. We have announced plans for additional hybrid vehicles that will debut in the next few years. These vehicles will be equipped with one of two different hybrid systems designed to meet different American driving patterns and needs. The systems vary in fuel economy savings and cost, providing an opportunity for more consumers to own a hybrid vehicle and to benefit from increased fuel economy savings.

Following a November 2006 meeting with President George Bush, we along with DaimlerChrysler AG (now Chrysler LLC) and Ford Motor Company (Ford), announced that the three of us intend to make at least half of the vehicles we produce capable of operating on biofuels by 2012, as part of an overall national energy strategy. Biofuels, like ethanol, are renewable fuels that are manufactured from biomass substances such as corn, sugar cane, soy bean and timber. We recently entered into an agreement with Coskata on cellulosic ethanol development and production. Coskata’s process maximizes ethanol production from a variety of feedstocks. We are partnering with governmental agencies, fuel providers and fuel retailers across the United States to help promote availability and distribution of E85 ethanol, an alternative fuel used in flex fuel vehicles that is a combination of 15% unleaded gasoline and 85% ethanol, including supporting an infrastructure of fueling stations.

Our research into flexible fuels is demonstrated in vehicles produced around the world. In Brazil, substantially all of our domestic fleet is available with our “FlexPower” and “Econo Flex” flexible-fuel engines, which accept a variety of fuels and accounted for more than 96% of the vehicles sold domestically by GM do Brasil in 2007. In Sweden, Saab’s “BioPower” flexible-fuel engine can run on E85 ethanol, petroleum or a mixture of the two. Saab offers BioPower variants throughout its core product lineup and Saab’s 9-5 BioPower is the best-selling FlexFuel vehicle in Europe.

In addition, we are significantly expanding and accelerating our commitment to electrically driven vehicles, including those powered by fuel cells, which convert hydrogen into electricity and emit only water. In the fall of 2007, we began placing 100 Chevrolet Equinox Fuel Cell prototype vehicles with customers as part of “Project Driveway,” the first large-scale market test of fuel cell vehicles. The Equinox Fuel Cell vehicle is equipped with our fourth-generation fuel cell propulsion system.

We have also announced that we have begun production engineering of the Saturn VUE plug-in hybrid vehicle and the Chevrolet Volt Extended-Range Electric Vehicle (E-REV). The Volt is the first vehicle to be built using our E-Flex family of electrically driven propulsion systems. Production engineering has started on a fuel cell variant of the E-Flex system. Advanced lithium-ion battery technology is the key enabling technology for the Volt E-REV and the Saturn VUE plug-in hybrid but is not yet commercially viable. During 2007, we signed contracts with a number of supplier groups to develop advanced lithium-ion battery technology for both vehicles.

We are also supporting the development of biodiesel, a clean-burning alternative diesel fuel that is produced from renewable sources. We currently approve the use of certified biodiesel blends of up to 5% (B5) in our 2008 Duramax engine that we sell in the U.S., available on Chevrolet Silverado and GMC Sierra heavy-duty pick-up trucks, Chevrolet Express and GMC Savanna fullsize vans, and the Chevrolet Kodiak and GMC Top Kick commercial vehicles. B5 is also approved for all GM diesels in Europe. We also developed a Special Equipment Option on the 6.6-liter Duramax for a 20% biodiesel blend (B20). The Special Equipment Option is available on certain configurations of the GMC Savana and Chevy Express Vans and the Chevy Silverado and GMC Sierra Heavy-Duty One-Ton Pickups.

Other examples of our technology leadership include telematics, stability control and other safety systems. Our OnStar in-vehicle security, communications and diagnostic system is the automotive industry’s leading telematics provider, available on more than 50 GM vehicles. The third generation of our StabiliTrak electronic stability control system debuted on the 2008 Cadillac STS. In addition to controlling brakes and reducing engine power, this latest iteration of the system combines active front steering to turn the front wheels into the skid when the rear wheels lose traction. Our Lane Departure Warning System and Side Blind Zone Alert System, which extend and enhance driver awareness and vision, also debuted on the 2008 Cadillac STS, DTS and 2008 Buick Lucerne.

We generate and hold a significant number of patents in a number of countries in connection with the operation of our business. While none of these patents by itself is material to our business as a whole, these patents are very important to our operations and continued technological development. In addition, we hold a number of trademarks and service marks that are very important to our identity and recognition in the marketplace.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

See Environmental and Regulatory Matters below for a discussion of vehicle emissions requirements, vehicle noise requirements, fuel economy requirements and safety requirements, which also affect our research and development.

Product Development

Over the past few years, we have integrated our vehicle development activities into a single global organization. This strategy built on earlier efforts to consolidate and standardize our approach to vehicle development.

For example, during the 1990s we merged 11 different engineering centers in the United States into a single organization. In 2005, GM Europe Engineering was created, following a similar consolidation from three separate engineering organizations. At the same time, we have grown our engineering operations in emerging markets in our GMAP and GMLAAM regions.

In this integrated process, product development activities are fully integrated on a global basis under one budget and one decision-making group. Similar approaches have been in place for a number of years in other key functions, such as powertrain, purchasing and manufacturing, to take full advantage of our global capabilities and resources.

Under our global vehicle architecture strategy, future vehicles are developed by a network of global and regional development teams. We generally define architecture to include a specific range of performance characteristics and dimensions supporting a common set of major underbody components and subsystems with common interfaces.

Global architecture development teams are responsible for, in general, most of the non-visible parts of the vehicle, for example, steering, suspension, brake system, HVAC system and electrical system. These global teams work very closely with regional development teams, who are responsible for components that are unique to each brand, such as fascias and interior design, tuning of the vehicle to meet the brand character requirements and final validation to meet applicable government requirements.

We have eight different global architectures that are currently managed by global leadership teams in global engineering centers. Some vehicle architectures are focused on a single region or a limited number of regions, and we generally locate those global engineering centers in the most relevant regions.

The eight global architectures are:

• Mini Vehicles	• Rear-Wheel-Drive (RWD) Vehicles
• Small Vehicles	• Luxury RWD Vehicles
• Compact Vehicles	• Compact Crossover Vehicles
• Midsize Vehicles	• Midsize Trucks

We believe that this integrated global product development process will result in better cars and trucks across all of our markets and brands, developed faster and at a lower cost.

Raw Materials, Services and Supplies

We purchase a wide variety of raw materials, parts, supplies, energy, freight, transportation and other services from numerous suppliers for use in the manufacture of our products. The raw materials primarily consist of steel, aluminum, resins, copper, lead and platinum group metals. We have not experienced any significant shortages of raw materials and normally do not carry substantial inventories of such raw materials in excess of levels reasonably required to meet our production requirements. Over the past three years the global automotive industry has experienced increases in commodity costs, most notably for raw materials such as steel, aluminum, copper, lead and platinum group metals. These price increases have been driven by increased global demand largely reflecting strong demand in emerging markets, higher energy prices and a weaker U.S. Dollar. We attempt to manage our commodity price risk by using derivatives to economically hedge a portion of raw material purchases.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In some instances, we purchase systems, components, parts and supplies from a single source, and may be at an increased risk for supply disruptions. Furthermore, the inability or unwillingness of our largest supplier, Delphi Corporation (Delphi), to supply us with parts and supplies could adversely affect us because our production capacity would be impacted without those parts and supplies. In 1999, we spun-off Delphi as a separate, U.S. publicly traded corporation; since 2005 Delphi has been in bankruptcy proceedings under Chapter 11 of the Bankruptcy Code.

Based on our standard payment terms with our systems, components and parts suppliers, we are generally required to pay most of these suppliers on the second day of the second month following delivery.

Competitive Position

The global automotive industry is growing, especially in emerging markets such as China and India, and highly competitive. The principal factors that determine consumer vehicle preferences in the markets in which we operate include price, quality, style, safety, reliability, fuel economy and functionality. Our estimated global market share was 13.3% for 2007, 13.5% for 2006 and 14.1% for 2005. Market leadership in individual countries in which we compete varies widely and we do not lead in every country.

We have had the largest market share in our largest market, the United States, for 77 years. The table below sets forth the respective U.S. market shares for 2007 and 2006 for us and our principal competitors in passenger cars and trucks in the United States:

	2007	2006

GM	23.5%	24.2%
Toyota	15.9%	14.9%
Ford	15.6%	17.1%
Chrysler	12.6%	12.6%
Honda	9.4%	8.8%
Nissan	6.5%	6.0%

Environmental and Regulatory Matters

 Automotive Emissions Control

The U.S. federal government imposes stringent emission control requirements on vehicles sold in the United States, and additional requirements are imposed by various state governments, most notably California. These requirements include pre-production testing of vehicles, testing of vehicles after assembly, the imposition of emission defect and performance warranties and the obligation to recall and repair customer owned vehicles that do not comply with emissions requirements. We must obtain certification that the vehicles will meet emission requirements from the U.S. Environmental Protection Agency (EPA) before we can sell vehicles in the United States and from the California Air Resources Board (CARB) before we can sell vehicles in California and other states that have adopted the California emissions requirements.

The EPA and the CARB both continue to emphasize testing customer owned vehicles for compliance. We believe that our vehicles meet currently applicable EPA and CARB requirements. If our vehicles do not comply with the emission standards or if defective emission control systems or components are discovered during such testing, or as part of government required defect reporting, we could incur substantial costs related to emissions recalls. New CARB and federal requirements will increase the time and mileage periods over which manufacturers are responsible for a vehicle’s emission performance.

Both the EPA and the CARB emission requirements will become even more stringent in the future. In addition, in 2002 California passed legislation regulating the emissions of greenhouse gases. Since we believe this regulation is effectively a form of fuel economy requirement, it is discussed below under Automotive Fuel Economy. A new tier of exhaust emission standards for cars and light-duty trucks, the Low-Emission Vehicles II standards, began phasing in for vehicles in states that have California requirements in the 2004 model year. Similar federal Tier 2 standards began phasing in during 2004. In addition, both the CARB and the EPA have adopted more stringent standards applicable to heavy-duty trucks.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

California law requires that a specified percentage of cars and certain light-duty trucks sold in the state must be zero emission vehicles (ZEVs), such as electric vehicles or hydrogen fuel cell vehicles. This requirement started at 10% in model year 2005 and increases in subsequent years. Manufacturers have the option of meeting a portion of this requirement with partial ZEV credit for vehicles that meet very stringent exhaust and evaporative emission standards and have extended emission system warranties. An additional portion of the ZEV requirement can be met with vehicles that meet these partial ZEV requirements and incorporate advanced technology, such as a hybrid electric propulsion system meeting specified criteria. We are complying with the ZEV requirements using a variety of means, including introducing products certified to the partial ZEV requirements beginning in the 2007 model year and placing Chevrolet Equinox Fuel Cell Vehicles powered by hydrogen into service.

The Clean Air Act permits states that have areas with air quality compliance issues to adopt the California car and truck emission standards in lieu of the federal requirements. Seven states, New York, Massachusetts, Maine, Vermont, Connecticut, Pennsylvania and Rhode Island, have these standards in effect now. New Jersey, Oregon and Washington have adopted the California standards effective beginning in the 2009 model year, and Maryland and New Mexico have adopted the California standards effective beginning in the 2011 model year. Additional states could also adopt the California standards in the future.

In addition to the exhaust emission programs described above, advanced onboard diagnostic (OBD) systems, used to identify and diagnose problems with emission control systems, have been required under federal and California law since the 1996 model year. This system has the potential of increasing warranty costs and the chance for recall. OBD requirements become more challenging each year as vehicles must meet lower emission standards, and new diagnostics are required. Beginning with the 2004 model year, California adopted more stringent OBD requirements, including new design requirements and corresponding enforcement procedures, and we have implemented hardware and software changes to comply with these more stringent requirements. In addition, California has recently adopted technically challenging new OBD requirements that take effect from the 2008 through the 2013 model years.

New evaporative emission control requirements for cars and trucks began phasing in with the 1995 model year in California and the 1996 model year federally. Systems are being further modified to accommodate onboard refueling vapor recovery (ORVR) control standards. ORVR was phased in on passenger cars in the 1998 through 2000 model years, and phased in on light-duty trucks in the 2001 through 2006 model years. Beginning with the 2004 model year, federal and California evaporative emission standards have become more stringent, and we have implemented changes to comply with these more stringent requirements.

We are subject to similar laws and regulations, including vehicle exhaust emission standards, vehicle evaporative emission standards and OBD requirements, in other regions and countries throughout the world in which we sell cars and trucks. Two different regulatory regimes apply in Europe: the European Union (EU) imposes stringent emission control requirements on vehicles sold in all 27 EU Member States, and other countries apply regulations under the framework of the United Nations Economic Commission for Europe — Working Party 29 (UN ECE). A minority of countries in Eastern Europe, which currently do not require compliance with the latest limited standards, are considering convergence to those standards by the end of the decade. In addition, EU Member States can give incentives to environmentally friendly vehicles through tax benefits. This could result in specific market requirements rewarding different technical equipment in various markets, despite the fact there is only one European wide emission requirement. The current EU requirements include type approval of preproduction testing of vehicles, testing of vehicles after assembly and the obligation to recall and repair customer owned vehicles that do not comply with emissions requirements. EU requirements and UN ECE requirements are equivalent in terms of stringency and implementation. We must demonstrate that vehicles will meet emission requirements during witness tests and obtain type approval from an approval authority before we can sell vehicles in the EU.

Emission requirements in Europe will become even more stringent in the future. A new level of exhaust emission standards for cars and light-duty trucks, Euro 5 standards (Euro 5), will apply from September 2009, while Euro 6 standards (Euro 6) are expected to apply from 2014. The OBD requirements associated with these new standards will become more challenging as well. The new European emission standards focus particularly on reducing emissions from diesels. Diesel vehicles have become important in the European marketplace and surpassed 50% market share in 2007. The new requirements will require additional technologies and further increase the cost of diesel engines, which currently cost more than gasoline engines. To comply with Euro 6, we expect that technologies need to be implemented which are similar to those being developed to meet U.S. emission standards. The technologies available today are not cost effective and would therefore not be suitable for the European market for small and midsize diesel vehicles, which typically are under high cost pressure. Further, measures to reduce exhaust pollutant emissions have detrimental effects on vehicle fuel economy which drives additional technology cost to maintain fuel economy.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In the long-term, notwithstanding the already low vehicle emissions in Europe, regulatory discussions in Europe are expected to continue. Regulators will continue to refine the testing requirements addressing issues such as test cycle, durability, OBD, in-service conformity and alternative fuels.

Within the Asia Pacific region, our vehicles are subject to a broad range of vehicle emission laws and regulations. Japan sets specific exhaust emission and durability standards, test methods and driving cycles. In Japan, OBD is required and evaporative emissions follow the EU. South Korea is transitioning to California style exhaust emission standards and considering adopting other aspects of the California emission program. In South Korea, OBD is required and evaporative emissions follow the EPA standard. China is implementing European standards, with Euro 4 first applying in Beijing starting January 1, 2008, then in other major cities such as Shanghai and Guangzhou by 2009, and then rolling out nationwide as the required fuel becomes available. China plans to adopt Euro 5 standards after 2010. All other countries in which we conduct operations within the Asia Pacific region either require or allow some form of EPA, EU or UN ECE style emission requirements with or without OBD.

Within Latin America, Africa and the Mid-East regions, some countries follow the U.S. test procedure and some follow the EU test procedure, with different levels of requirements.

 Industrial Environmental Control

Our operations are subject to a wide range of environmental protection laws including those laws regulating air emissions, water discharges, waste management and environmental cleanup. We are in various stages of investigation or remediation for sites where contamination has been alleged. We are involved in a number of remediation actions to clean up hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site.

The future impact of environmental matters, including potential liabilities, is often difficult to estimate. We record an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the periods of remediation for the applicable sites, which typically range from five to 30 years. Expenditures for site remediation actions, including ongoing operations and maintenance, aggregated $104 million and $107 million in 2007 and 2006, respectively. It is possible that such remediation actions could require average annual expenditures in the range of $80 million to $110 million over the next five years.

For many sites, the remediation costs and other damages for which we ultimately may be responsible are not reasonably estimable because of uncertainties with respect to factors such as our connection to the site or to materials located at the site, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions and the nature and scope of investigations, studies and remediation to be undertaken (including the technologies to be required and the extent, duration and success of remediation). As a result, we are unable to determine or reasonably estimate the amount of costs or other damages for which we are potentially responsible in connection with these sites, although that total could be substantial.

We pay annual Title V Operating Permit emission inventory fees of $1.3 million. We have costs of on-going source emission testing ranging from $.4 million to $2.5 million per year. We anticipate a similar range of costs in 2008 to comply with the Clean Air Act Amendments under the Title V Renewable Operating Permit Program. Additionally, we incurred costs of $38.1 million between 2005 and 2007 to comply with the Maximum Achievable Control Technology (MACT) Standards for Hazardous Air Pollutants under the Clean Air Act. Cost to comply with MACT standards for 2008 are estimated to be $2.7 million. We also expend over $5 million per year to comply with all regulatory reporting requirements, and we spend $1.5 million annually specifically for air quality reporting.

We are implementing and publicly reporting on various voluntary initiatives to reduce energy consumption and greenhouse gas emissions from our worldwide operations. We set a 2006 target of an 8% reduction in carbon dioxide (CO2) emissions from our worldwide facilities compared to 2005 emission levels. By 2006, we had reduced CO2 emissions from our worldwide facilities by 22% compared to 2000 levels. Several of our facilities are included in the European emissions trading regime, which is being implemented to meet the European Community’s greenhouse gas reduction commitments under the Kyoto Protocol. We have reported in accordance with the Global Reporting Initiative, the Carbon Disclosure Project, and the Department of Energy 1605(b) program since the inception of the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

programs. Global Environment and Energy goals and progress made on all voluntary programs are available in our Corporate Responsibility Report at www.gmresponsibility.com.

 Vehicular Noise Control

Vehicles we manufacture and sell may be subject to noise emission regulations.

In the United States, passenger cars and light-duty trucks are subject to state and local motor vehicle noise regulations. We are committed to designing and developing our products to meet these noise requirements. Since addressing different vehicle noise regulations established in numerous state and local jurisdictions is not practical, we attempt to identify the most stringent requirements and validate to those requirements. In the rare instances where a state or local noise regulation is not covered by the composite requirement, a waiver of the requirement is requested. Medium to heavy-duty trucks are regulated at the federal level. Federal truck regulations preempt all United States state or local noise regulations for trucks over 10,000 lbs. gross vehicle weight rating.

Outside the United States, noise regulations have been established by authorities at the national and supranational level (e.g., EU or UN ECE for Europe). We believe that our vehicles meet all applicable noise regulations in the markets where they are sold.

 Automotive Fuel Economy

The 1975 Energy Policy and Conservation Act provided for average fuel economy requirements for passenger cars built for the 1978 model year and thereafter, weighted by production volumes under a complex formula. Based on the EPA combined city-highway test data, our 2007 model year domestic passenger car fleet achieved a Corporate Average Fuel Economy (CAFE) of 29.9 miles per gallon (mpg), which exceeded the requirement of 27.5 mpg. The estimated CAFE for our 2008 model year domestic passenger cars is projected to be 29.2 mpg, which would also exceed the applicable requirement.

For our imported passenger cars, the 2007 model year CAFE was 31.9 mpg, which exceeded the requirement of 27.5 mpg. The CAFE estimate for 2008 model year GM imported passenger cars is 30.7 mpg, which would also exceed the applicable requirement.

Fuel economy standards for light-duty trucks became effective in 1979. Our light-duty truck CAFE for the 2007 model year was 22.6 mpg, which exceeds the requirement of 22.2 mpg. The National Highway Traffic Safety Administration (NHTSA) adopted new fuel economy standards for trucks beginning with 2008 models. These new rules include substantial changes to the structure of the truck CAFE program, including reformed standards based upon truck size. In November 2007, the U.S. Court of Appeals for the 9th Circuit ruled that the new truck rules were deficient and remanded the rules to the NHTSA. However, due to statutory timing constraints, the standards are effectively locked in for 2008, 2009 and 2010. The 2011 standards are expected to be reconsidered due to federal legislation and subsequent regulation. Under the existing truck rules, reformed standards are optional for 2008-2010. We plan to comply with these optional reform-based standards for 2008. Our reform standard for light-duty trucks for the 2008 model year is 21.9 mpg and our projected performance to this standard is 22.8 mpg. The rule sets the traditional (unreformed) truck CAFE standard at 22.5 mpg for 2008, 23.1 mpg for 2009 and 23.5 mpg for 2010.

As a result of the adoption of the Energy Independence and Security Act of 2007 (EISA) in 2007, the NHTSA is expected to finalize new CAFE requirements beginning with the 2011 model year. The CAFE provisions in the energy legislation include instructions to the NHTSA to set stepped fuel economy standards separately for cars and trucks beginning in the 2011 model year which would increase to 35 mpg by 2020 on a combined car and truck fleet basis. These levels will effectively require a 40% increase in fuel economy by 2020. Complying with these new standards is likely to require us to sell a significant national volume of hybrids or electrically powered vehicles across our portfolio as well as introduce new technologies for our conventional internal combustion engines.

In addition, in 2002 California passed legislation known as Assembly Bill 1493 (AB 1493) requiring the CARB to regulate greenhouse gas emissions from new motor vehicles sold in the state beginning in the 2009 model year. Since CO2 is the primary greenhouse gas emitted by automobiles, CO2 emissions are directly proportional to the amount of fuel consumed by motor vehicles, and as a result, CO2 emissions per mile are inextricably linked to fuel consumption per mile. We believe that AB 1493 by attempting to regulate CO2 emissions per mile, is taking action tantamount to establishing state level fuel economy standards, which is prohibited by

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

the U.S. federal fuel economy law. Nonetheless, the CARB promulgated rules under AB 1493 (AB 1493 Rules) establishing standards that effectively require about a 40% increase in new vehicle fuel economy for passenger cars by 2016. We have challenged these standards in court along with the Alliance of Automobile Manufacturers, Chrysler Corporation (Chrysler) and several dealers. Rulings adverse to the industry’s position were handed down in U.S. District Courts in Burlington, Vermont and Fresno, California. An appeal has been filed in the Vermont decision. The AB 1493 Rules cannot be enforced in any state unless the EPA grants a waiver of federal preemption. On December 19, 2007, the EPA denied California’s request for a waiver of the AB 1493 Rules.

Since the CARB has characterized the AB 1493 Rules as an “emission” regulation, other states have adopted the California CO2 requirements pursuant to claimed authority under the U.S. Clean Air Act. As of December 2007, the following states have adopted the AB 1493 Rules imposing CO2 requirements on new motor vehicles: Connecticut, Maine, Massachusetts, New Jersey, New York, Oregon, Pennsylvania, Rhode Island, Vermont, Washington, Maryland and New Mexico. Other states are also considering adopting the AB 1493 Rules.

We do not believe that it is technically possible to comply with the requirements of the AB 1493 Rules, given our current product portfolio and the extent of the technical improvements that we believe are possible in the near future. If the EPA grants a waiver of federal preemption of the AB 1493 Rules, and the lawsuits do not provide relief, we could be forced to cease selling certain vehicles in those states where the AB 1493 Rules are in effect. Depending upon how widely the AB 1493 Rules are applied, we might curtail production of certain popular and profitable vehicles that do not comply with the AB 1493 Rules.

In Europe, the EU has issued a regulatory proposal to regulate CO2 emissions/fuel consumption by 2012. It will require manufacturers to meet an average CO2 emission target depending on the average weight of its fleet. According to the current regulatory proposal, we will be required to reduce the average CO2 emissions of our fleet by 20%. We do not expect the regulation to be finalized before 2009, so that we will know the terms of the final regulation only three years before we must begin to comply. We are developing a compliance plan by adopting operational CO2 targets for each market entry in Europe.

In addition, the political discussion on CO2 regulation in Europe is complicated by national initiatives to introduce CO2 based taxation programs. Financial budgets are within the sovereignty of the EU Member States and therefore tax laws are different in all EU Member States. We are faced with significant challenges relative to the predictability of future tax laws and the introduction of thresholds that in some case are modified annually.

 Potential Impact of Regulations

We continue to improve the fuel efficiency of our vehicles, even as we enhance utility and performance, address environmental aspects of our products and add more safety features and customer convenience options, which add mass to a vehicle and therefore tend to lower its fuel economy. Our product lineup of 2008 models in the United States includes 15 models that get an EPA estimated 30 miles per gallon or better on the highway, more than any other vehicle manufacturer. Overall fuel economy and CO2 emissions from cars and light-duty trucks on the road are determined by a number of factors, including what products customers select and how they use them, traffic congestion, transit alternatives, fuel quality and availability and land use patterns.

As described above under Research, Development and Intellectual Property, we have established aggressive near-, mid- and long-term plans to develop and bring to market technologies designed to further improve fuel efficiency, reduce emissions, and provide additional value and benefits to our customers. These include enhancements to conventional internal combustion engine technology such as Active Fuel Management, variable valve timing systems and six-speed automatic transmissions. In addition, we currently provide hybrid-electric buses that are capable of improving the fuel efficiency of city buses by up to 50% and reducing some emissions by as much as 90%. In 2007, we launched the Saturn Aura Green Line and introduced the Chevrolet Malibu Hybrid, and will launch the Chevrolet Tahoe and GMC Yukon Hybrids in 2008. The Chevrolet Tahoe and GMC Yukon represent hybrids in the large sport utility vehicle market. In 2006, we launched the Saturn VUE Green Line with a GM hybrid system. By the end of 2008 we plan to offer eight different hybrid models. In addition, for the 2008 model year we offer 12 flex-fuel capable models that can run on E85 ethanol, gasoline or a combination of the two fuels. In Europe, Saab offers the 9-5 BioPower FlexFuel model and plans to extend its BioPower model offerings, and Opel sells several models that operate on compressed natural gas. We are also committed to biodiesel, through our 2008 Duramax engine sold in the U.S. Our diesel powertrains in Europe are approved for B5 biodiesel blends. In 2007, we demonstrated our commitment to electrically driven vehicles powered by fuel cells by launching “Project Driveway” which will place 100 fuel cell

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

prototype vehicles with customers. We have extensive efforts underway to develop production fuel cell vehicles designed to run on hydrogen and emit only water. We believe that the development and global implementation of new, cost-effective energy technologies in all sectors, such as hydrogen fuel cells, is the most effective way to improve energy efficiency and reduce greenhouse gas emissions.

Despite these advanced technology efforts, our ability to satisfy fuel economy/CO2 requirements in major markets such as the United States, Europe and China is contingent on various future economic, consumer, legislative and regulatory factors that we cannot control and cannot predict with certainty. If we are not able to comply with specific new fuel economy requirements, which include higher U.S. CAFE standards and state CO2 requirements such as those imposed by the AB 1493 Rules, then we could be subject to sizeable civil penalties or have to restrict product offerings drastically to remain in compliance. In turn, any such actions could have substantial adverse impacts on our operations, including plant closings, reduced employment and loss of sales revenue.

 Safety

New vehicles and equipment sold in the United States are required to meet certain safety standards promulgated by the NHTSA. The National Traffic and Motor Vehicle Safety Act of 1966 (the Act) authorizes the NHTSA to determine these standards and the schedule for implementing them. In addition, in the case of a vehicle defect that creates an unreasonable risk to motor vehicle safety or does not comply with a safety standard, the Act generally requires that the manufacturer notify owners and provide a remedy. The Transportation Recall Enhancement, Accountability and Documentation Act requires us to report certain information relating to certain customer complaints, warranty claims, field reports and lawsuits in the United States and fatalities and recalls outside the United States.

We are subject to certain safety standards and recall regulations in the markets outside the United States in which we operate. These standards often have the same purpose as the U.S. standards, but may differ in their requirements and test procedures. From time to time, other countries pass regulations which are more stringent than U.S. standards. Most countries require type approval while the U.S. and Canada require self-certification.

 Pension Legislation

We are subject to a variety of federal rules and regulations, including the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act of 2006 (PPA), which govern the manner in which we administer our pensions for our retired employees and their spouses. The PPA is designed, among other things, to more appropriately reflect the value of pension assets and liabilities to determine funding requirements. Our U.S. hourly and salaried pension plans are overfunded under current rules and also under the PPA guidelines, many of which are not yet in effect. Given the amount of surplus and the investment strategy for the pension assets, we expect to maintain a surplus without making additional contributions to our U.S. hourly and salaried pension plans for the foreseeable future, assuming there are no material changes in present market conditions. We also maintain pension plans for employees in a number of countries outside the United States, which are subject to local laws and regulations.

 Export Control

We are subject to a number of domestic and international export control requirements. Our Office of Export Compliance (OEC) is responsible for addressing export compliance issues that are specified in regulations issued by the U.S. Department of State, the U.S. Department of Commerce, and the U.S. Department of Treasury, as well as issues relating to export control laws of other countries. Export control laws of countries other than the United States are likely to be increasingly significant to our business as we develop our research and development operations on a global basis. The OEC works with export compliance officers in our business units who address export compliance issues on behalf of the units. If we fail to comply with applicable export compliance regulations, we and our employees could be subject to criminal and civil penalties and, under certain circumstances, suspension and debarment from doing business with the government.

 Significant Transactions

In August 2007, we completed the sale of the commercial and military operations of Allison. The negotiated purchase price of $5.6 billion in cash plus assumed liabilities was paid at closing. The purchase price was subject to adjustment based on the amount of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Allison’s net working capital and debt on the closing date, which resulted in an adjusted purchase price of $5.4 billion. A gain on the sale of Allison in the amount of $5.3 billion ($4.3 billion after-tax), inclusive of the final purchase price adjustments, was recognized in 2007. Allison, formerly a division of our Powertrain Operations, is a global leader in the design and manufacture of commercial and military automatic transmissions and a premier global provider of commercial vehicle automatic transmissions for on-highway, including trucks, specialty vehicles, buses and recreational vehicles, off-highway and military vehicles, as well as hybrid propulsion systems for transit buses. We retained our Powertrain Operations’ facility near Baltimore, which manufactures automatic transmissions primarily for our trucks and hybrid propulsion systems. The results of operations and cash flows of Allison have been reported in the consolidated financial statements as discontinued operations for all periods presented. Historically, Allison had been reported in the North America Automotive business. Refer to Note 3 to the consolidated financial statements for more information on this transaction.

In April 2006, we along with our wholly owned subsidiaries GMAC and GM Finance Co. Holdings Inc. entered into a definitive agreement pursuant to which we agreed to sell a 51% controlling interest in GMAC for a purchase price of $7.4 billion to FIM Holdings LLC (FIM Holdings). FIM Holdings is a consortium of investors, including Cerberus FIM Investors, LLC, Citigroup Inc., Aozora Bank Limited and a subsidiary of the PNC Financial Services Group, Inc. The GMAC Transaction was completed on November 30, 2006. We have retained a 49% interest in GMAC’s Common Membership Interests.

As part of the GMAC Transaction, we entered into a number of agreements with GMAC governing aspects of our relationship in the future, including agreements related to consumer and dealer financing by GMAC for the purchase and lease of our products in the United States (GMAC Services Agreement). Under the GMAC Services Agreement, GMAC will continue to finance a broad spectrum of consumer credits, consistent with current and historical practice, and will receive a negotiated return. GMAC will also continue to provide full consideration to consumer credit applications received from GM-franchised dealers and purchase consumer financing contracts from GM dealers in accordance with GMAC’s usual standards for creditworthiness, consistent with current and historical practice.

The GMAC Services Agreement also provides that, subject to certain conditions and limitations, we will offer vehicle financing and leasing incentives to U.S. customers, except for Saturn-brand products, exclusively through GMAC. We have the right to set the terms and conditions and eligibility of all such incentive programs. In consideration of GMAC’s exclusive relationship with us for vehicle financing and leasing incentives for consumers, GMAC has agreed to certain targets, and if it does not meet these targets, we could impose certain fees and other monetary consequences or even revoke GMAC’s exclusivity in whole or in part. As long as GMAC’s exclusivity remains in effect, GMAC will pay us $105 million annually.

The GMAC Services Agreement also provides that we will make certain upfront residual support payments to GMAC with respect to leased vehicles and vehicles sold pursuant to balloon retail installment sale contracts to increase the vehicle’s contract residual value above certain thresholds set by an independently published guide.

We have entered into agreements with GMAC giving GMAC the right to use the GM name on certain insurance products. In exchange, GMAC will pay us a minimum guaranteed royalty fee of $15 million annually.

For further information about the business relationship between us and GMAC, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Factors Affecting Future and Current Results — GMAC — Sale of 51% Controlling Interest” and Note 1, Note 3 and Note 27 to the consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Employees

As of December 31, 2007, we employed 266,000 employees, of whom 190,000 (71%) were hourly employees and 76,000 (29%) were salaried employees. The following represents our employment by region at December 31:

	2007	2006	2005
	(In thousands)

GMNA	139	152	173
GME	57	60	63
GMLAAM	34	32	31
GMAP	34	34	31
GMAC(a)	—	—	34
Other	2	2	3

Total	266	280	335

(a)	Amounts for 2007 and 2006 exclude GMAC employees, who were removed from the consolidated payroll as a result of the GMAC Transaction in November 2006.

Approximately 78,000 of our U.S. employees (71%) were represented by unions at December 31, 2007. The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represents the largest portion of our U.S. employees who are union members, representing 75,000 employees. In addition, many of our hourly employees outside the United States are represented by various unions. As of December 31, 2007, we had 365,000 U.S. hourly retirees and 114,000 U.S. salaried retirees. In 2007 we entered into a new collective bargaining agreement with the UAW (2007 National Agreement), which includes among other terms a two-tiered wage structure, with lower wages and benefits for employees newly hired into certain non-core jobs. The 2007 National Agreement included the Memorandum of Understanding — Post-Retirement Medical Care (Retiree MOU) under which we agreed to fund a new independent Voluntary Employee Beneficiary Association Trust (New VEBA) that will be operated by the UAW and responsible for establishing and funding a new benefit plan that will permanently assume certain healthcare obligations for UAW retirees and others. On February 21, 2008, the UAW and the class representatives in the class action relating to the Retiree MOU filed on September 26, 2007 by the UAW and putative class representatives entered into a settlement agreement (Settlement Agreement) with us. If the Settlement Agreement is approved by the court hearing this class action, it will effect the transactions contemplated by the Retiree MOU.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

 Executive Officers of the Registrant

The names and ages, as of January 1, 2008, of our executive officers and their positions and offices with GM are as follows:

Name and (Age)	Positions and Offices
G. Richard Wagoner, Jr. (54)	Chairman and Chief Executive Officer
Frederick A. Henderson (49)	Vice Chairman and Chief Financial Officer
Robert A. Lutz (75)	Vice Chairman, Global Product Development
Bo I. Andersson (52)	Group Vice President, Global Purchasing and Supply Chain
Kathleen S. Barclay (52)	Vice President, Global Human Resources
Walter G. Borst (46)	Treasurer
Lawrence D. Burns (56)	Vice President, Research & Development and Strategic Planning
Troy A. Clarke (52)	Group Vice President and President, North America
Gary L. Cowger (60)	Group Vice President, Global Manufacturing and Labor Relations
Nicholas S. Cyprus (54)	Controller and Chief Accounting Officer
Carl-Peter Forster (53)	Group Vice President and President, GM Europe
Steven J. Harris (62)	Vice President, Global Communications
Maureen Kempston-Darkes (59)	Group Vice President and President, GM Latin America, Africa and Middle East
Robert S. Osborne (53)	Group Vice President and General Counsel
David N. Reilly (58)	Group Vice President and President, GM Asia Pacific
Thomas G. Stephens (59)	Group Vice President, GM Powertrain and Global Quality
Ralph J. Szygenda (59)	Group Vice President and Chief Information Officer
Ray G. Young (46)	Group Vice President, Finance

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

Bo I. Andersson began his career with GM in 1987. He was appointed GM Vice President, Worldwide Purchasing, Production Control and Logistics on December 1, 2001 and GM Vice President, Global Purchasing and Supply Chain on March 1, 2005. He was appointed Group Vice President, Global Purchasing and Supply Chain on April 1, 2007.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Kathleen S. Barclay has been associated with General Motors since 1985 and has been Vice President in charge of Global Human Resources since 1998.

Walter G. Borst has been associated with General Motors since 1980. He was named Treasurer in February 2003. Prior to that, Mr. Borst was Executive Director of Finance and Chief Financial Officer for our German subsidiary, Adam Opel AG, since October 2000. He is currently a director of GMAC.

Lawrence D. Burns has been associated with General Motors since 1969 and has been Vice President of Research and Development and Strategic Planning since 1998.

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

Steven J. Harris was elected General Motors Vice President, Global Communications February 1, 2006, when he returned to GM from retirement. He previously served as Vice President of GM Communications from 1999 until his retirement on January 1, 2004.

Maureen Kempston-Darkes has been associated with General Motors since 1975. She was named GM Group Vice President and President, GMLAAM effective January 1, 2002. She was president and general manager of GM Canada and Vice President of General Motors Corporation, from 1994 to 2001. She is a member of the Board of Directors of Thomson Corporation and the Canadian National Railway.

Robert S. Osborne joined General Motors as Group Vice President and General Counsel in September 2006. Prior to joining GM, he had been a senior partner in the law firm of Jenner & Block since 2002. He is also responsible for the Office of the Secretary and the Office of Export Compliance and is chair of our Senior Management Compliance Committee.

David N. Reilly was appointed Group Vice President and President, GMAP in July 2006 and had previously been President and Chief Executive Officer of GM Daewoo after leading GM’s transition team in the formation of GM Daewoo beginning in January 2002. Mr. Reilly joined General Motors in 1975 and served as Vice President — GM Europe for Sales, Marketing, and Aftersales beginning in 2001.

In December 2006, Mr. Reilly was charged with regard to certain alleged violations of South Korean labor laws. The criminal charges are based on the alleged illegal engagement of certain workers employed by an outsourcing agency in production activities at GM Daewoo, in which we own a majority interest. The charges were filed against Mr. Reilly in his capacity as the most senior GM executive in South Korea and the company’s Representative Director, who under South Korean law is the most senior member of management of a stock corporation, and is the person typically named as the individual respondent or defendant in any legal action brought against such

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

company. These charges constitute a criminal offense under the laws of South Korea but would not constitute a criminal offense in the United States. Mr. Reilly has filed a formal request for trial to defend against the charges.

Thomas G. Stephens is the Group Vice President responsible for GM Global Powertrain and Global Quality. He joined General Motors in 1969 and was named Group Vice President for GM Powertrain in 2001. On January 2, 2007, Mr. Stephens was appointed global process leader for quality in addition to his Global Powertrain responsibilities.

Ralph J. Szygenda was named Group Vice President and Chief Information Officer on January 7, 2000. Mr. Szygenda is a member of the Board of Directors of the Handleman Company. He has been associated with GM since 1996.

Ray G. Young was appointed Group Vice President, Finance, on November 1, 2007. He joined General Motors at our Canadian headquarters in Oshawa, Ontario in 1986. In his previous post, Mr. Young was President and Managing Director of GM do Brasil and Mercosur Operations, beginning in January 2004, and prior to that served as chief financial officer of GMNA.

Segment Reporting Data

Operating segment and principal geographic area data for 2007, 2006 and 2005 are summarized in Note 29 to the consolidated financial statements.

Website Access to GM’s Reports

Our internet website address is www.gm.com.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC).

In addition to the information about us and our subsidiaries contained in this Annual Report on Form 10-K for the year ended December 31, 2007, extensive information about the Corporation can be found on our website, including information about our management team, our brands and products and our corporate governance principles.

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by the factors described below.

While we describe each risk separately, some of these risks are interrelated and certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that we may face. Additional risks and uncertainties not presently known to us, or that we currently do not consider significant, could also potentially impair our business, results of operations and financial condition.

Risks related to us and our automotive business

New laws, regulations or policies of governmental organizations regarding increased fuel economy requirements and reduced greenhouse gas emissions, or changes in existing ones, may have a significant negative impact on how we do business.

We are affected significantly by a substantial amount of governmental regulations that increase costs related to the production of our vehicles. We anticipate that the number and extent of these regulations, and the costs to comply with them, will increase significantly in the future. In the United States and Europe, for example, governmental regulation is primarily driven by concerns about the environment,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

vehicle safety and fuel economy. These government regulatory requirements complicate our plans for global product development and may result in substantial costs, which can be difficult to pass through to our customers.

The CAFE requirements mandated by the U.S. government pose special concerns. In December 2007, the United States enacted the EISA, a new energy bill that will require significant increases in CAFE requirements applicable to cars and light trucks beginning in the 2011 model year in order to increase the combined U.S. fleet average for cars and light trucks to 35 mpg by 2020, a 40% increase. The estimated cost to the automotive industry of complying with this new standard will likely exceed $100 billion, and our compliance cost could require us to alter our capital spending and research and development plans, curtail sales of our higher margin vehicles, cease production of certain models or even exit certain segments of the vehicle market.

In addition, a growing number of states are adopting regulations that establish CO2 emission standards that effectively impose similarly increased fuel economy standards for new vehicles sold in those states. If stringent CO2 emission standards are imposed on us on a state-by-state basis, the result could be even more disruptive to our business than the higher CAFE standards discussed above. The automotive industry has filed legal challenges to these state standards in California, Vermont and Rhode Island. On September 12, 2007, the U.S. District Court for the District of Vermont rejected the industry’s position that such state regulation of CO2 emissions is preempted by federal fuel economy and air pollution laws. While the plaintiffs including us have appealed this decision, there can be no assurance that the Court of Appeals will reverse the lower court’s order.

On December 12, 2007, the U.S. District Court for the Eastern District of California ruled against the federal preemption arguments made by the automotive industry but did not lift its order enjoining California from enforcing the AB 1493 Rules in the absence of an EPA waiver. A response to the ruling is under consideration. A related challenge in California state court is pending. On December 21, 2007, the U.S. District Court for the District of Rhode Island denied the state’s motion to dismiss the industry challenge and announced steps for the case to proceed to trial. Also on December 27, 2007, several New Mexico auto dealers filed a challenge under U.S. law to New Mexico’s adoption of the standards. There can be no assurance that these legal challenges to the AB 1493 Rules will succeed.

Shortages and increases in the price of fuel can result in diminished profitability due to shifts in consumer vehicle demand.

Continued high gasoline prices in 2007 contributed to weaker demand for some of our higher margin vehicles, especially our fullsize sport utility vehicles, as consumer demand shifted to smaller, more fuel-efficient vehicles, which provide lower profit margins and in recent years represent a smaller proportion of our sales volume in North America. Fullsize pick-up trucks, which are generally less fuel efficient than smaller vehicles, provided more than 21% of our North American sales in 2007, compared to a total industry average of 14% of sales. Demand for traditional sport utility vehicles and vans also declined in 2007. Any future increases in the price of gasoline in the United States or in our other markets or any sustained shortage of fuel could further weaken the demand for such vehicles, which could lower profitability and have a material adverse effect on our business.

Our continued ability to achieve structural and materials cost reductions and to realize production efficiencies for our automotive operations is critical to our ability to achieve our turnaround plan and return to profitability.

We are continuing to implement a number of structural and materials cost reduction and productivity improvement initiatives in our automotive operations, including substantial restructuring initiatives for our North American operations, as more fully discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our future competitiveness depends upon our continued success in implementing these restructuring initiatives throughout our automotive operations, especially in North America. In addition, while some of the elements of structural cost reduction are within our control, others such as interest rates or return on investments, which influence our expense for pension and postretirement health care and life insurance benefits (OPEB), depend more on external factors, and there can be no assurance that such external factors will not adversely affect our ability to reduce our structural costs.

Delphi may not be able to obtain sufficient financing to finalize its Plan of Reorganization for approval by the Bankruptcy Court.

In January 2008, the U.S. Bankruptcy Court entered an order confirming Delphi’s filed plan of reorganization (Delphi POR) and related agreements including a master restructuring agreement, as amended (MRA) and a global settlement agreement, as amended (GSA) with us. Delphi is pursuing exit financing in support of the Delphi POR, which may be particularly difficult in light of the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

weakness and decline in capacity in the credit markets. If Delphi cannot secure the financing it needs, the Delphi POR would not be consummated on the terms negotiated with us and with other interested parties. We believe that Delphi would likely seek alternative arrangements, but there can be no assurance that Delphi would be successful in obtaining any alternative arrangements. The resulting uncertainty could disrupt our ability to plan future production and realize our cost reduction goals, and could result in our providing additional financial support to Delphi, receiving less than the distributions that we expect from the resolution of Delphi’s bankruptcy proceedings or assuming some of Delphi’s obligations to its workforce and retirees.

Financial difficulties, labor stoppages or work slowdowns at key suppliers could result in a disruption in our operations and have a material adverse effect on our business.

We rely on many suppliers to provide us with the systems, components and parts that we need to manufacture our automotive products and operate our business. In recent years, a number of these suppliers, including but not limited to Delphi, have experienced severe financial difficulties and solvency problems and some have reorganized under the U.S. Bankruptcy Code. Financial difficulties or solvency problems at these or other suppliers could materially adversely affect their ability to supply us with the systems, components and parts that we need, which could disrupt our operations including production of certain of our higher margin vehicles. Similarly, a substantial portion of many of these suppliers’ workforces are represented by labor unions. Workforce disputes that result in work stoppages or slowdowns at these suppliers could also have a material adverse effect on their ability to continue meeting our needs.

Economic and industry conditions constantly change, and the anticipated near-term negative economic outlook in the United States and elsewhere will create challenges for us that could have a material adverse effect on our business and results of operations.

Our business and results of operations are tied to general economic and industry conditions. The number of cars and trucks sold industry-wide varies from year to year, and sales in the United States declined in 2007 from 2006. Overall vehicle sales, including demand for our vehicles, depend largely on general economic conditions, including the strength of the global and local economies, unemployment levels, consumer confidence levels, the availability of credit and the availability and cost of fuel. Cars and trucks are durable items, and consumers can choose to defer their acquisition or replacement. Difficult economic conditions may also cause consumers to shift to new models that are less expensive and yield lower margins, or to used vehicles. The significant decline in the housing market and the related weakness in the availability and affordability of consumer credit during 2007 affected customers’ ability to purchase new vehicles. The decline in housing construction further reduced demand for our vehicles, particularly fullsize pickups, which are among our most popular and profitable models. We believe that the slowdown in the housing market and the constriction of consumer credit are likely to continue into 2008. Moreover, leading economic indicators such as employment levels and income growth predict a downward trend in the United States economy during 2008, and some commentators have predicted a recession. Reflecting these factors, the overall market for new vehicle sales in the United States is expected to decline in 2008, possibly significantly. As a result, we have reduced our projected vehicle production in North America for the first quarter of 2008. If U.S. vehicle sales do not met our expectations, we may choose to reduce our production further. We anticipate that this will have a negative impact on our revenues and profits, at least early in 2008.

These trends can have a material adverse effect on our business. Because our business is characterized by relatively high fixed costs and high unit contribution margins, relatively small changes in the number of vehicles sold can have a significant effect on our business regardless of marketing measures such as price adjustments. Consequently, if declines in industry demand continue to decrease our business, results of operations and financial condition may be materially adversely affected. There can be no assurance that current levels of vehicle sales by the industry or us will continue.

We operate in a highly competitive industry that has excess manufacturing capacity.

The automotive industry is highly competitive, and despite historically high global demand overall, manufacturing capacity in the automotive industry exceeds demand. We expect competition to increase over the next few years due primarily to aggressive investment by manufacturers in established markets in the United States and Western Europe and the presence of local manufacturers in key emerging markets like China and India. Many manufacturers including us have relatively high fixed labor costs as well as significant limitations on their ability to close facilities and reduce fixed costs. Our competitors may respond to these relatively high fixed costs by attempting to sell more vehicles by adding vehicle enhancements, providing subsidized financing or leasing programs, offering option package discounts or other marketing incentives or reducing vehicle prices in certain markets. Manufacturers in lower cost countries such as China and India have

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

announced their intention of exporting their products to established markets as a bargain alternative to entry-level automobiles. These actions have had, and are expected to continue to have, a significant negative impact on our vehicle pricing, market share and operating results particularly on the low end of the market, and present a significant risk to our ability to enhance our revenue per vehicle.

Our long term growth and success is dependent upon our ability to grow and operate profitably in emerging markets.

We are committed to an aggressive global growth strategy focusing on emerging markets such as China, India and the Southeast Asia region (ASEAN), as well as Russia, Brazil, the Middle East and the Andean region, where in recent years we have experienced significant growth in revenue and profits. In recent years our market share in more mature markets such as North America and Western Europe has been flat or declining. Our long-term growth and success depends on our ability to develop market share and operate profitably in these key emerging markets. In many cases, these countries have a more volatile political and economic landscape, greater vulnerability to infrastructure disruptions from natural causes or terrorism and/or a less robust legal, accounting or regulatory environment. At the same time, these emerging markets are becoming more competitive as other international automobile companies enter these markets and local low cost producers expand their capacities. We are taking steps to integrate our operations around the world and manage our business increasingly on a global basis. If due to greater competition or negative economic conditions, we are unable to profitably operate in these key emerging markets, our long-term growth and success may be materially adversely affected.

A significant amount of our operations are conducted by joint ventures that we cannot operate solely for our benefit.

Many of our operations, particularly in emerging markets, are carried on by joint ventures such as GM Daewoo or Shanghai GM. In joint ventures we share ownership and management of a company with one or more parties who may not have the same goals, strategies, priorities or resources as we do. In general, joint ventures are intended to be operated for the equal benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In joint ventures, we are required to pay more attention to our relationship with our co-owners as well as with the joint venture, and if a co-owner changes, our relationship may be adversely affected. In addition, the benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures.

Increase in cost, disruption of supply or shortage of raw materials could harm our business.

We use various raw materials in our business including steel, non-ferrous metals such as aluminum and copper and precious metals such as platinum and palladium. The prices for these raw materials fluctuate depending on market conditions. In recent years, we have experienced significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials increase our operating costs, and could reduce our profitability if we cannot recoup the increased costs through vehicle prices. In addition, some of these raw materials, such as corrosion-resistant steel, are available from a limited number of suppliers. We cannot guarantee that we will be able to maintain favorable arrangements and relationships with these suppliers. An increase in the cost or a sustained interruption in the supply or shortage of some of these raw materials that may be caused by a deterioration of our relationships with suppliers or by events such as natural disasters, power outages or labor strikes could negatively impact our net revenues and profits.

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

Customers have come to expect new and improved vehicle models to be introduced frequently. In order to meet these expectations, we must introduce on a regular basis new vehicle models as well as enhanced versions of existing vehicle models. Our competitors have

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

introduced, and likely will continue to introduce, new and improved vehicle models designed to meet consumer expectations. Because product lifecycles do not all coincide, some competitors’ vehicles are newer than some of our existing models in the same market segments. This puts pricing and vehicle enhancement pressure on our vehicles and, in some vehicle segments, results in market share declines. In addition, consumer preferences for vehicles in certain market segments change over time. Vehicles in less popular segments may have to be discounted in order to be sold in similar volumes. Further, the pace of our development and introduction of new and improved vehicles depends on our ability to successfully implement improved technological innovations in design, engineering, and manufacturing. Our profit margins, sales volumes and market shares may decrease if we are unable to produce models that compare favorably to competing models, particularly in our higher margin vehicle lines such as fullsize pick-up trucks and sport utility vehicles. In 2008 and 2009 we expect to introduce fewer new models than in 2007 and to focus instead on variations on recently launched models, which may not attract the same degree of consumer attention or premium pricing.

Our significant investment in new technology may not result in successful vehicle applications.

We intend to invest up to $9 billion per year in the next few years to support our products and to develop new technology. In some cases, such as hydrogen fuel cells, the technologies are not yet commercially practical and depend on significant future technological advances by us and by suppliers, especially in the area of advanced battery technology. For example, we have announced that we intend to produce the Chevrolet Volt, an electric car, which requires battery technology that has not yet proven to be commercially viable. There can be no assurance that these advances will occur in a timely or feasible way, that the funds that we have budgeted for these purposes will be adequate or that we will be able to establish our right to these technologies. Moreover, our competitors and others are pursuing the same technologies and other competing technologies, in some cases with more money available, and there can be no assurance that they will not acquire similar or superior technologies sooner than we do or on an exclusive basis or at a significant price advantage.

We have agreed to fund a trust pursuant to the Settlement Agreement that will require us to contribute significant assets in a relatively short time period.

If the arrangements contemplated by the Settlement Agreement are approved and implemented, we will be required to contribute more than $25 billion in assets to the New VEBA in a relatively short time period, plus $5.6 billion immediately or in payments through 2020 and up to 19 annual payments of $165 million as necessary to support the New VEBA’s future solvency. There can be no assurance that we will be able to obtain all of the necessary funding that has not been set aside in existing VEBA trusts on terms that will be acceptable. If we are unable to obtain funding on terms that are consistent with our business plans, we may have to delay or reduce other planned expenditures.

If we are not be able to implement the terms of the Settlement Agreement, including the terms of the New VEBA, our extensive OPEB obligations will remain a competitive disadvantage to us.

We are relying on the implementation of the Settlement Agreement to make a significant reduction in our OPEB liability. Under certain circumstances, however, it may not be possible to implement the Settlement Agreement. The implementation of the Settlement Agreement is contingent on our securing satisfactory accounting treatment for our obligations to the covered group for retiree medical benefits, which we plan to discuss with the staff of the SEC. If, based on those discussions, we believe that the accounting may be some treatment other than settlement or a substantive negative plan amendment that would be reasonably satisfactory to us, we will attempt to restructure the Settlement Agreement with the UAW to obtain such accounting treatment, but if we cannot accomplish such a restructuring the Settlement Agreement will terminate. Moreover, there can be no assurance that the terms of the Settlement Agreement will not be changed through negotiations with the UAW or UAW retiree class counsel in order to secure court approval or that the Settlement Agreement will be approved by the court.

Our OPEB obligations for employees and retirees are $60 billion at December 31, 2007, and could grow even larger on a global basis. In recent years, we have paid our OPEB obligations from operating cash flow, which reduces our liquidity and cash flow from operations. Our U.S. healthcare cash spending was $4.6 billion in 2007 (before the effect of amounts incurred or paid on certain benefit guarantees related to Delphi and contributions to a VEBA Trust for paying healthcare costs established in 2005 (Mitigation VEBA). Failure to adequately control our healthcare costs is likely to result in materially higher expenses and have a material adverse effect on our results of operations and financial condition. This is a competitive disadvantage to us since we have a greater number of retirees for whom we have OPEB obligations than our competitors. Trend rates for healthcare costs are expected to continue to increase, due to a number of factors

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

not within our control, such as an aging population, greater ability to manage serious chronic illness at an increasingly high cost and new procedures and technologies to prevent illness and disease that extend life expectancies.

Even if we are able to successfully implement the terms of the Settlement Agreement by establishing and making the required contributions to the New VEBA, the earliest we will be able to benefit from associated cash savings would be 2010.

Because the arrangements contemplated by the Settlement Agreement require court approval, we will not be able to implement the Settlement Agreement until at least 2010, and implementation may be delayed further or even denied by the court. Until the Settlement Agreement is implemented we will continue to incur substantial costs for OPEB obligations related to retired UAW employees, and delays in implementation or changes in the terms could adversely affect the benefits that we anticipate receiving from the Settlement Agreement.

Our pension and OPEB expenses are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience and changes in laws and regulations.

Our future funding obligations for our U.S. defined benefit pension plans qualified with the Internal Revenue Service and our estimated liability related to OPEB plans depend upon changes in healthcare inflation trend rates, the level of benefits provided for by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine funding levels, actuarial data and experience and any changes in government laws and regulations. In addition, our employee benefit plans hold a significant amount of equity securities. If the market values of these securities decline, our pension and OPEB expenses would increase and, as a result, could materially adversely affect our business. Decreases in interest rates that are not offset by contributions and asset returns could also increase our obligations under such plans. We may be legally required to make contributions to our U.S. pension plans in the future, and those contributions could be material. In addition, if local legal authorities increase the minimum funding requirements for our pension plans outside the United States, we could be required to contribute more funds, which would negatively affect our cash flow.

Our extensive pension obligations to retirees are a competitive disadvantage for us.

We believe that we are competitively disadvantaged because we provide pension benefits to more than 400,000 retirees and surviving spouses in the United States. As a result, we believe our pension payments as a percentage of revenues are significantly greater than our competitors, particularly those operating outside the United States. In addition to our large number of U.S. retirees, we have mature manufacturing operations in Canada and Western Europe including Germany and the United Kingdom, and as result have pension and similar obligations to significant numbers of current retirees and employees who will retire in the near future. Although our U.S. pension plans are now fully funded, certain of our pension plans outside the United States are partially or fully unfunded. As a result of funding our worldwide pension obligations, we have relatively less available cash to invest in product development and capital projects than some of our competitors.

We could be materially adversely affected by changes or imbalances in currency exchange and other rates.

Because we sell products and buy materials globally over a significant period of time, we are exposed to risks related to the effects of changes in foreign currency exchange rates, commodity prices and interest rates, which can have material adverse effects on our business. In recent years, the relative weakness of certain currencies has provided competitive advantages to certain of our competitors. Specifically, the weakness of the Japanese Yen has provided pricing advantages for vehicles and parts imported from Japan to markets with more robust currencies like the United States and Western Europe. Moreover, the relative strength of other currencies has negatively impacted our business. For example, the relative strength of the currencies of Western Europe, where we manufacture vehicles, compared to the currencies of Eastern Europe, where we import vehicles made in Western Europe, has had an adverse effect on our results of operations in Europe. Similarly, parts or products manufactured in Canada and sold in the United States no longer enjoy the advantage of a Canadian Dollar that is substantially weaker than the U.S. Dollar. In addition, in preparing our financial statements we translate our revenue and expenses outside the United States into U.S. Dollars using the average exchange rate for the period and the assets and liabilities using the exchange rate at the balance sheet date. As a result, currency fluctuations and the associated currency translations could have a material adverse effect on our results of operation.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Our liquidity position could be negatively affected by a variety of factors, which in turn could have a material adverse effect on our business.

Our ability to meet our capital requirements over the long-term (as opposed to the short and medium-term) will require substantial liquidity and will depend on the continued successful execution of our turnaround plan to return our North American operations to profitability and positive cash flow. We are subject to numerous risks and uncertainties that could negatively affect our cash flow and liquidity position in the future. These include, among other things, the high capital costs relating to new technology research and implementation, the effects of proposed and new legislation regarding increased fuel economy requirements and greenhouse gas emissions and pressure from suppliers to agree to changed payment or other contract terms. The occurrence of one or more of these events could weaken our liquidity position and materially adversely affect our business, for example by curtailing our ability to make important capital expenditures. The current weakness of the credit markets and the general economic downturn could have a significant negative effect on our ability to borrow funds to meet our anticipated cash needs.

Further reduction of our credit ratings, or failure to restore our credit ratings to higher levels, could have a material adverse effect on our business.

Our credit ratings have been downgraded to historically low levels. Our unsecured debt is currently assigned a non-investment grade rating by each of the four nationally recognized statistical rating organizations. The decline in our credit ratings reflects the agencies’ concerns over our competitive and financial strength. Our current credit ratings have substantially reduced our access to the unsecured debt markets and have unfavorably impacted our overall cost of borrowing. Certain of the financing arrangements we entered into in 2007 included collateral.

Further downgrades of our current credit ratings or significant worsening of our financial condition could also result in increased demands by our suppliers for accelerated payment terms or other more onerous supply terms.

The U.S. federal government is currently investigating certain of our accounting practices. The final outcome of these investigations could require us to restate prior financial results or result in other adverse consequences.

We have received subpoenas from the SEC in connection with some of its investigations related to various matters including our financial reporting concerning pension and OPEB, certain transactions between us and Delphi, supplier price reductions or credits, any obligation we may have to fund pension and OPEB costs in connection with Delphi’s Chapter 11 proceedings and certain transactions in precious metal raw materials used in our automotive manufacturing operations. The SEC is also investigating our accounting for certain foreign exchange derivative transactions and commodities contracts under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We have produced documents and provided testimony in response to the subpoenas and we are continuing to cooperate in connection with all these investigations. A negative outcome of one or more of these investigations could require us to restate prior financial results and could result in fines, penalties or other remedies being imposed on us, which under certain circumstances could have a material adverse effect on our business.

We have determined that our internal controls over financial reporting are currently not effective. The lack of effective internal controls could adversely affect our financial condition and ability to carry out our strategic business plan.

As discussed in Item 9A, Controls and Procedures, our management team for financial reporting, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our internal controls. As of December 31, 2007, they concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective. Until we are successful in our effort to remediate the weaknesses in our internal control over financial reporting, they may adversely impact our ability to report accurately our financial condition and results of operations in the future in a timely manner.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Our indebtedness and other obligations of our automotive operations are significant and could have a material adverse effect on our business.

We have a significant amount of indebtedness. As of December 31, 2007, we had $39.4 billion in loans payable and long-term debt outstanding for our automotive operations, in addition to funding requirements of more than $30 billion under the Settlement Agreement. Our significant indebtedness may have several important consequences. For example, it could:

•	Require us to dedicate a significant portion of our cash flow from operations to the payment of principal and interest on our indebtedness, which will reduce the funds available for other purposes such as product development;

•	Make us more vulnerable to adverse economic and industry conditions;

•	Limit our ability to withstand competitive pressures; and

•	Reduce our flexibility in responding to changing business and economic conditions.

Any one or more of these consequences could have a material adverse effect on our business.

Our businesses outside the United States expose us to additional risks that may materially adversely affect our business.

Approximately 59% of our automotive unit sales in 2007 were generated outside the United States, and we intend to continue to pursue growth opportunities for our business in a variety of business environments outside the United States. Operating in a large number of different regions and countries exposes us to multiple foreign regulatory requirements that are subject to change, including foreign regulations restricting our ability to sell our products in those countries; differing local product preferences and product requirements, including fuel economy, vehicle emissions and safety; differing labor regulations and union relationships and tax laws and planning. The effects of these risks may, individually or in the aggregate, materially adversely affect our business.

New laws, regulations or policies of governmental organizations regarding safety standards, or changes in existing ones, may have a significant negative impact on how we do business.

Our products must satisfy legal safety requirements. Meeting or exceeding government-mandated safety standards is difficult and costly, because crashworthiness standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. While we are managing our product development and production operations on a global basis to reduce costs and lead times, unique national or regional standards or vehicle rating programs can result in additional costs for product development, testing and manufacturing. Governments often require the implementation of new requirements during the middle of a product cycle, which can be substantially more expensive than accommodating these requirements during the design of a new product.

We are subject to significant risks of litigation.

We are currently subject to numerous matters in litigation, including a number of stockholder and bondholder class actions and derivative lawsuits. We cannot provide assurance that we will be successful in defending any of these matters, and adverse judgments could materially adversely affect our business or financial condition. We are also routinely named a defendant in purported class actions alleging a variety of vehicle defects, in product liability cases seeking damages for personal injury and in suits alleging our responsibility for claims of asbestos related illnesses. Some of these matters are described in greater detail in our Legal Proceedings section below. Since the outcomes of such pending or future litigation are not predictable, we cannot provide assurance that such litigation will not materially adversely affect our business, results of operations or cash flows.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Risks related to our 49% ownership interest in GMAC

General business, economic and market conditions as well as continuing weakness in the residential mortgage market may significantly affect the operating results of GMAC’s business and earnings and may require us to record an impairment of our equity investment in GMAC.

In recent years, GMAC contributed consistently and substantially to our revenues and profits. Following the GMAC Transaction in November 2006, we hold a 49% ownership interest in GMAC, which is accounted for in our consolidated financial statements using the equity method. GMAC’s business and earnings are sensitive to general business and economic conditions in the United States. These conditions include short-term and long-term interest rates, inflation, fluctuations in both debt and equity capital markets and the strength of the U.S. economy, as well as the local economies in which they conduct business. If any of these conditions worsens, GMAC’s business and earnings could be adversely affected and significantly affect our equity investment. For example, a rising interest rate environment could decrease the demand for loans or business, and economic conditions that negatively impact household incomes could decrease the demand for loans and increase the number of customers who become delinquent or default on their loans. GMAC’s portfolio of loans held for investment grew in 2007, which increases the risk to GMAC of borrower defaults. At December 31, 2007 we had an equity investment of $8.1 billion in GMAC based on our Common Membership Interests and Preferred Membership Interests. We are required by generally accepted accounting principles to review the carrying value of our assets periodically, including our equity investments. If economic conditions decline in 2008 and GMAC’s earnings continue to be negatively affected, we may be required to record an impairment of our equity investment in GMAC.

A significant proportion of GMAC’s revenues and profits in recent years came from originating, servicing and securitizing residential mortgages, including subprime loans. In 2007 the real estate market in the United States declined significantly, with falling residential sales, decreased housing construction and rising rates of defaults and foreclosures. GMAC’s revenues and profits have been adversely affected by this decline, particularly at its residential mortgage subsidiary Residential Capital LLC (ResCap). GMAC had a net loss of $2.3 billion in 2007, compared to net income of $2.1 billion in 2006. ResCap’s 2006 net income of $705 million decreased in 2007 to a net loss of $4.3 billion, and in the third quarter of 2007, GMAC recognized an impairment loss of $455 million. Our consolidated financial results have been adversely affected by this decline in GMAC’s revenues and profits. Moreover, GMAC may request GM and its other equity holder to provide financial support for its operations and strategic planning during this period of stress. While we do not have any legal obligation to provide additional capital to GMAC, we may determine that such an investment is necessary or advisable to maintain the value of our current interest in GMAC. For example, effective November 1, 2007, we converted 533,236 shares of Preferred Membership Interests in GMAC into Common Membership Interests, in the interest of strengthening GMAC’s capital position.

If GMAC’s equity capital decreases, it may not be able to pay dividends or may pay partial dividends on the Preferred Membership Interests that we hold.

GMAC’s Operating Agreement provides that the Preferred Membership Interests are entitled to receive a quarterly distribution equal to 10% per annum of the related capital account. GMAC’s Board of Managers, and under certain circumstances the Independent Managers, may reduce this distribution, however, to the extent necessary to maintain the contractually required level of minimum book equity. GMAC’s revenues and profits declined significantly during 2007, and we believe that the weakness in its Mortgage business unit is likely to continue for the foreseeable future. If GMAC’s financial results continue to be significantly adversely affected by challenges in the mortgage market, GMAC’s equity capital may decrease to the point that its Board of Managers or its Independent Managers determine that distributions on the Preferred Membership Interests should be reduced or cancelled. Since distributions on the Preferred Membership Interests are not cumulative under the Operating Agreement, such a reduction in distributions would not be reimbursed if and when GMAC’s financial results improve. Moreover, we have not received dividends on our Common Membership Interests in GMAC.

GMAC’s automotive finance business is critical to our operations and provides financing support to a significant share of our global sales; if GMAC is unable to provide financial support in its current form our business will be materially adversely affected.

GMAC’s automotive finance business for North American Operations and International Operations supports a significant share of our global sales through lending, leasing and financing arrangements with dealers and retail and fleet customers. If GMAC is unable to provide this financial support to our dealers and customers at the current level we may need to seek a replacement issuer or originator for

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

our automotive financing operations. This process would be complicated by the existing contractual arrangements that GM and GMAC entered into in connection with the GMAC Transaction, such as the exclusive use of GMAC to provide leasing and financing incentives to U.S. customers (other than Saturn buyers). We may not be able to find a replacement in a timely and cost efficient manner and the ensuing interruption to our sales process could materially affect our business.

Rating agencies have recently downgraded their ratings for GMAC and ResCap, and there could be further downgrades in the future. Future downgrades would further adversely affect GMAC’s ability to raise capital in the debt markets at attractive rates and increase the interest that GMAC pays on new borrowings, which could have a material adverse effect on GMAC’s results of operations and financial condition.

Each of Standard & Poor’s Rating Services; Moody’s Investors Service, Inc.; Fitch, Inc.; and Dominion Bond Rating Service rate GMAC’s debt. There have been a series of recent negative credit rating actions, and all of these agencies currently maintain a negative outlook with respect to GMAC’s ratings. Ratings reflect the rating agencies’ opinions of GMAC’s financial strength, operating performance, strategic position, and ability to meet its obligations. Agency ratings are not a recommendation to buy, sell, or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.

Future downgrades of GMAC’s credit ratings would further increase borrowing costs and constrain GMAC’s access to unsecured debt markets, including capital markets for retail debt and, as a result, would negatively affect GMAC’s business. In addition, future downgrades of GMAC’s credit ratings could increase the possibility of additional terms and conditions being added to any new or replacement financing arrangements, as well as impact elements of certain existing secured borrowing arrangements.

GMAC’s business requires substantial capital, and if GMAC is unable to maintain adequate financing sources, GMAC’s profitability and financial condition will suffer and jeopardize GMAC’s ability to continue operations.

GMAC’s liquidity and ongoing profitability are, in large part, dependent upon GMAC’s timely access to capital and the costs associated with raising funds in different segments of the capital markets. Currently, GMAC’s primary sources of financing include public and private securitizations and whole-loan sales. To a lesser extent, GMAC also uses institutional unsecured term debt, commercial paper, and retail debt offerings. Reliance on any one source can change going forward.

GMAC depends and will continue to depend on its ability to access diversified funding alternatives to meet future cash flow requirements and to continue to fund its operations. Negative credit events specific to us or GMAC or other events affecting the overall debt markets have adversely impacted GMAC’s funding sources, and continued or additional negative events could further adversely impact GMAC’s funding sources, especially over the long term. As an example, an insolvency event for us would curtail GMAC’s ability to utilize certain of GMAC’s automotive wholesale loan securitization structures as a source of funding in the future. Furthermore, ResCap’s access to capital can be impacted by changes in the market value of its mortgage products and the willingness of market participants to provide liquidity for such products.

ResCap’s liquidity may also be adversely affected by margin calls under certain of its secured credit facilities that are dependent in part on the lenders’ valuation of the collateral securing the financing. Each of these credit facilities allows the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market values. If a lender determines that the value of the collateral has decreased, it may initiate a margin call requiring ResCap to post additional collateral to cover the decrease. When ResCap is subject to such a margin call, it must provide the lender with additional collateral or repay a portion of the outstanding borrowings with minimal notice. Any such margin call could harm ResCap’s liquidity, results of operation, financial condition, and business prospects. Additionally, in order to obtain cash to satisfy a margin call, ResCap may be required to liquidate assets at a disadvantageous time, which could cause it to incur further losses and adversely affect its results of operations and financial condition.

Recent developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to nonprime assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products. As a result, ResCap’s liquidity will continue to be negatively impacted by margin calls and changes to advance rates on its secured facilities. One consequence of this funding reduction is

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

that ResCap may decide to retain interests in securitized mortgage pools that, in other circumstances, it would sell to investors, and ResCap will have to secure additional financing for these retained interests. If ResCap is unable to secure sufficient financing for them, or if there is further general deterioration of liquidity for mortgage products, it will adversely impact ResCap’s business. In addition, a number of ResCap’s financing facilities have relatively short terms, typically one year or less, and a number of facilities are scheduled to mature during 2008. Though ResCap has generally been able to renew maturing facilities when needed to fund its operations, in recent months counterparties have often negotiated more conservative terms. Such terms have included, among other things, shorter maturities upon renewal, lower overall borrowing limits, lower ratios of funding to collateral value for secured facilities, and higher borrowing costs. If ResCap is unable to maintain adequate financing or if other sources of capital are not available, it could be forced to suspend, curtail, or reduce certain aspects of its operations, which could harm ResCap’s revenues, profitability, financial condition, and business prospects.

Furthermore, GMAC utilizes asset and mortgage securitizations and sales as a critical component of its diversified funding strategy. Several factors could affect GMAC’s ability to complete securitizations and sales, including conditions in the securities markets generally, conditions in the asset- or mortgage-backed securities markets, the credit quality and performance of GMAC’s contracts and loans, GMAC’s ability to service its contracts and loans, and a decline in the ratings given to securities previously issued in GMAC’s securitizations. Any of these factors could negatively affect GMAC’s ability to fund in these markets and the pricing of GMAC’s securitizations and sales, resulting in lower proceeds from these activities.

Recent developments in the residential mortgage market may continue to adversely affect GMAC’s revenues, profitability, and financial condition.

Recently, the residential mortgage markets in the United States and Europe have experienced a variety of difficulties and changed economic conditions that adversely affected GMAC’s earnings and financial condition in the fourth quarter of 2006 and through 2007. Delinquencies and losses with respect to ResCap’s nonprime mortgage loans increased significantly and may continue to increase. Housing prices in many parts of the United States and the United Kingdom have also declined or stopped appreciating, after extended periods of significant appreciation. In addition, the liquidity provided to the mortgage sector has recently been significantly reduced. This liquidity reduction combined with Rescap’s decision to reduce its exposure to the nonprime mortgage market caused its nonprime mortgage production to decline, and such declines may continue. Similar trends are emerging beyond the nonprime sector, especially at the lower end of the prime credit quality scale, and may have a similar effect on ResCap’s related liquidity needs and businesses in the United States and Europe. These trends have resulted in significant write-downs to ResCap’s mortgage loans held for sale portfolio and additions to allowance for loan losses for its mortgage loans held for investment and warehouse lending receivables portfolios. A continuation of these trends may continue to adversely affect our financial condition and results of operations.

Another factor that may result in higher delinquency rates on mortgage loans held for sale and investment and on mortgage loans that underlie interests from securitizations is the scheduled increase in monthly payments on adjustable rate mortgage loans. Borrowers with adjustable rate mortgage loans are being exposed to increased monthly payments when the related mortgage interest rate adjusts upward under the terms of the mortgage loan from the initial fixed rate or a low introductory rate, as applicable, to the rate computed in accordance with the applicable index and margin. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, may result in significantly increased monthly payments for borrowers with adjustable rate mortgage loans.

Borrowers seeking to avoid these increased monthly payments by refinancing their mortgage loans may no longer be able to find available replacement loans at comparably low interest rates. A decline in housing prices may also leave borrowers with insufficient equity in their homes to permit them to refinance. In addition, these mortgage loans may have prepayment premiums that inhibit refinancing. Furthermore, borrowers who intend to sell their homes on or before the expiration of the fixed-rate periods on their mortgage loans may find that they cannot sell their properties for an amount equal to or greater than the unpaid principal balance of their loans. These events, alone or in combination, may contribute to higher delinquency rates.

Certain government regulators have observed these issues involving nonprime mortgages and have indicated an intention to review the mortgage loan programs. To the extent that regulators restrict the volume, terms and/or type of nonprime mortgage loans, the liquidity of GMAC’s nonprime mortgage loan production and GMAC’s profitability from nonprime mortgage loans could be negatively impacted. Such activity could also negatively impact GMAC’s warehouse lending volumes and profitability. The events surrounding the nonprime

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

segment have forced certain originators to exit the market. Such activities may limit the volume of nonprime mortgage loans available for GMAC to acquire and/or GMAC’s warehouse lending volumes, which could negatively impact GMAC’s profitability.

These events, alone or in combination, may contribute to higher delinquency rates, reduce origination volumes or reduce warehouse lending volumes at ResCap. These events could adversely affect GMAC’s revenues, profitability and financial condition.

Recent negative developments in the secondary mortgage markets have led credit rating agencies to make requirements for rating mortgage securities more stringent, and market participants are still evaluating the impact.

The credit rating agencies that rate most classes of ResCap’s mortgage securitization transactions establish criteria for both security terms and the underlying mortgage loans. Recent deterioration in the residential mortgage market in the United States and internationally, especially in the nonprime sector, has led the rating agencies to increase their required credit enhancement for certain loan features and security structures. These changes, and any similar changes in the future, may reduce the volume of securitizable loans ResCap is able to produce in a competitive market. Similarly, increased credit enhancement to support ratings on new securities may reduce the profitability of ResCap’s mortgage securitization operations and, accordingly, its overall profitability and financial condition.

GMAC’s indebtedness and other obligations are significant and could materially adversely affect its business.

GMAC has a significant amount of indebtedness. As of December 31, 2007, GMAC had approximately $193 billion in principal amount of indebtedness outstanding. Interest expense on GMAC’s indebtedness constitutes approximately 70% of its total financing revenues. In addition, under the terms of GMAC’s current indebtedness, GMAC has the ability to create additional unsecured indebtedness. If GMAC’s debt payments increase, whether due to the increased cost of existing indebtedness or the incurrence of additional indebtedness, GMAC may be required to dedicate a significant portion of its cash flow from operations to the payment of principal of, and interest on, its indebtedness, which would reduce the funds available for other purposes. GMAC’s indebtedness also could limit its ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions.

GMAC’s earnings may decrease because of increases or decreases in interest rates.

GMAC’s profitability is directly affected by changes in interest rates. The following are some of the risks GMAC faces relating to an increase in interest rates:

•	Rising interest rates will increase its cost of funds.

•	Rising interest rates may reduce its consumer automotive financing volume by influencing consumers to pay cash for, as opposed to financing, vehicle purchases.

•	Rising interest rates generally reduce its residential mortgage loan production as borrowers become less likely to refinance, and the costs associated with acquiring a new home becomes more expensive.

•	Rising interest rates will generally reduce the value of mortgage and automotive financing loans and contracts and retained interests and fixed income securities held in its investment portfolio.

GMAC is also subject to risks from decreasing interest rates. For example, a significant decrease in interest rates could increase the rate at which mortgages are prepaid, which could require it to write down the value of its retained interests. Moreover, if prepayments are greater than expected, the cash GMAC receives over the life of its mortgage loans held for investment, and its retained interests would be reduced. Higher-than-expected prepayments could also reduce the value of GMAC’s mortgage servicing rights and, to the extent the borrower does not refinance with GMAC, the size of its servicing portfolio. Therefore, any such changes in interest rates could harm GMAC’s revenues, profitability, and financial condition.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC’s hedging strategies may not be successful in mitigating its risks associated with changes in interest rates and could affect its profitability and financial condition, as could its failure to comply with hedge accounting principles and interpretations.

GMAC employs various economic hedging strategies to mitigate the interest rate and prepayment risk inherent in many of its assets and liabilities. GMAC’s hedging strategies rely on assumptions and projections regarding its assets, liabilities and general market factors. If these assumptions and projections prove to be incorrect or GMAC’s hedges do not adequately mitigate the impact of changes in interest rates or prepayment speeds, GMAC may experience volatility in its earnings that could adversely affect its profitability and financial condition.

In addition, hedge accounting in accordance with SFAS 133 requires the application of significant subjective judgments to a body of accounting concepts that is complex and for which the interpretations have continued to evolve within the accounting profession and amongst the standard-setting bodies. On GMAC’s 2006 Annual Report on Form 10-K, GMAC restated prior period financial information to eliminate hedge accounting treatment that had been applied to certain callable debt hedged with derivatives.

GMAC’s residential mortgage subsidiary’s ability to pay dividends to GMAC is restricted by contractual arrangements.

On June 24, 2005, GMAC entered into an operating agreement with ResCap, the holding company for GMAC’s residential mortgage business, and us to create separation between ResCap on one hand and GMAC and us on the other hand. The operating agreement restricts ResCap’s ability to declare dividends or prepay subordinated indebtedness to GMAC. This operating agreement was amended on November 27, 2006, and again on November 30, 2006, in conjunction with the GMAC Transaction. Among other things, these amendments removed us as a party to the agreement.

The restrictions contained in the ResCap operating agreement include the requirements that ResCap’s total equity be at least $6.5 billion for dividends to be paid. If ResCap is permitted to pay dividends pursuant to the previous sentence, the cumulative amount of such dividends may not exceed 50% of ResCap’s cumulative net income (excluding payments for income taxes from GMAC’s election for federal income tax purposes to be treated as a limited liability company), measured from July 1, 2005, at the time such dividend is paid. These restrictions will cease to be effective if ResCap’s total equity has been at least $12 billion as of the end of each of two consecutive fiscal quarters or if GMAC ceases to be the majority owner. In connection with the GMAC Transaction, we were released as a party to this operating agreement, but the operating agreement remains in effect between ResCap and GMAC. At December 31, 2007, ResCap had consolidated total equity of approximately $6.0 billion.

A failure of or interruption in the communications and information systems on which GMAC relies to conduct its business could adversely affect GMAC’s revenues and profitability.

GMAC relies heavily upon communications and information systems to conduct its business. Any failure or interruption of GMAC’s information systems or the third-party information systems on which GMAC relies could cause underwriting or other delays and could result in fewer applications being received, slower processing of applications and reduced efficiency in servicing. The occurrence of any of these events could have a material adverse effect on GMAC’s business.

GMAC uses estimates and assumptions in determining the fair value of certain of its assets, in determining GMAC’s allowance for credit losses, in determining lease residual values and in determining GMAC’s reserves for insurance losses and loss adjustment expenses. If GMAC’s estimates or assumptions prove to be incorrect, its cash flow, profitability, financial condition and business prospects could be materially adversely affected.

GMAC uses estimates and various assumptions in determining the fair value of many of its assets, including retained interests from securitizations of loans and contracts, mortgage servicing rights and other investments, which do not have an established market value or are not publicly traded. GMAC also uses estimates and assumptions in determining its allowance for credit losses on its loan and contract portfolios, in determining the residual values of leased vehicles and in determining its reserves for insurance losses and loss adjustment expenses. It is difficult to determine the accuracy of GMAC’s estimates and assumptions, and its actual experience may differ materially from these estimates and assumptions. As an example, the continued decline of the domestic housing market, especially (but not exclusively) with regard to the nonprime sector, has resulted in increases of the allowance for loan losses at ResCap for 2006 and 2007. A

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

material difference between GMAC’s estimates and assumptions and its actual experience may adversely affect its cash flow, profitability, financial condition and business prospects.

GMAC’s business outside the United States exposes it to additional risks that may cause GMAC’s revenues and profitability to decline.

GMAC conducts a significant portion of its business outside the United States. GMAC intends to continue to pursue growth opportunities for its businesses outside the United States, which could expose it to greater risks. The risks associated with GMAC’s operations outside the United States include:

•	multiple foreign regulatory requirements that are subject to change;

•	differing local product preferences and product requirements;

•	fluctuations in foreign currency exchange rates and interest rates;

•	difficulty in establishing, staffing, and managing foreign operations;

•	differing labor regulations;

•	consequences from changes in tax laws; and

•	political and economic instability, natural calamities, war, and terrorism.

The effects of these risks may, individually or in the aggregate, adversely affect GMAC’s revenues and profitability.

GMAC’s business could be adversely affected by changes in currency exchange rates.

GMAC is exposed to risks related to the effects of changes in foreign currency exchange rates. Changes in currency exchange rates can have a significant impact on GMAC’s earnings from international operations. While GMAC carefully watches and attempts to manage GMAC’s exposure to fluctuation in currency exchange rates, these types of changes can have material adverse effects on GMAC’s business and results of operations and financial condition.

GMAC is exposed to credit risk, which could affect its profitability and financial condition.

GMAC is subject to credit risk resulting from defaults in payment or performance by customers for its contracts and loans, as well as contracts and loans that are securitized and in which it retains a residual interest. For example, the continued decline in the domestic housing market has resulted in an increase in delinquency rates related to mortgage loans that ResCap either holds or retains an interest in. Furthermore, a weak economic environment caused by higher energy prices and the continued deterioration of the housing market could exert pressure on our consumer automotive finance customers resulting in higher delinquencies, repossessions and losses. There can be no assurances that GMAC’s monitoring of its credit risk as it impacts the value of these assets and its efforts to mitigate credit risk through its risk-based pricing, appropriate underwriting policies and loss mitigation strategies are or will be sufficient to prevent a further adverse effect on GMAC’s profitability and financial condition. As part of the underwriting process, GMAC relies heavily upon information supplied by third parties. If any of this information is intentionally or negligently misrepresented and the misrepresentation is not detected before completing the transaction, the credit risk associated with the transaction may be increased.

General business and economic conditions of the industries and geographic areas in which GMAC operates affect its revenues, profitability and financial condition.

GMAC’s revenues, profitability and financial condition are sensitive to general business and economic conditions in the United States and in the markets in which it operates outside the United States. A downturn in economic conditions resulting in increased

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

unemployment rates, increased consumer and commercial bankruptcy filings or other factors that negatively impact household incomes could decrease demand for GMAC’s financing and mortgage products and increase delinquency and loss. In addition, because GMAC’s credit exposures are generally collateralized, the severity of its losses is particularly sensitive to a decline in used vehicle and residential home prices.

Some further examples of these risks include the following:

•	A significant and sustained increase in gasoline prices could decrease new and used vehicle purchases, thereby reducing the demand for automotive retail and wholesale financing.

•	A general decline in residential home prices in the United States could negatively affect the value of GMAC’s mortgage loans held for investment and sale and GMAC’s retained interests in securitized mortgage loans. Such a decrease could also restrict GMAC’s ability to originate, sell or securitize mortgage loans and impact the repayment of advances under its warehouse loans.

•	An increase in automotive labor rates or parts prices could negatively affect the value of GMAC’s automotive extended service contracts.

GMAC’s profitability and financial condition may be materially adversely affected by decreases in the residual value of off-lease vehicles.

GMAC’s expectation of the residual value of a vehicle subject to an automotive lease contract is a critical element used to determine the amount of the lease payments under the contract at the time the customer enters into it. As a result, to the extent the actual residual value of the vehicle, as reflected in the sales proceeds received upon remarketing, is less than the expected residual value for the vehicle at lease inception, GMAC incurs additional depreciation expense and/or a loss on the lease transaction. General economic conditions, the supply of off-lease vehicles and new vehicle market prices heavily influence used vehicle prices and thus the actual residual value of off-lease vehicles. Our brand image, consumer preference for our products and our marketing programs that influence the new and used vehicle market for our vehicles also influence lease residual values. In addition, GMAC’s ability to efficiently process and effectively market off-lease vehicles impacts the disposal costs and proceeds realized from the vehicle sales. While we provide support for lease residual values, including through residual support programs, this support does not in all cases entitle GMAC to full reimbursement for the difference between the remarketing sales proceeds for off-lease vehicles and the residual value specified in the lease contract. Differences between the actual residual values realized on leased vehicles and GMAC’s expectations of such values at contract inception could have a negative impact on its profitability and financial condition.

Fluctuations in valuation of investment securities or significant fluctuations in investment market prices could negatively affect revenues.

Investment market prices in general are subject to fluctuation. Consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value that could negatively affect GMAC’s revenues. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, national and international events and general market conditions.

Changes in existing U.S. government-sponsored mortgage programs, or disruptions in the secondary markets in the United States or in other countries in which GMAC’s mortgage subsidiaries operate, could adversely affect the profitability and financial condition of GMAC’s mortgage business.

The ability of ResCap to generate revenue through mortgage loan sales to institutional investors in the United States depends to a significant degree on programs administered by government-sponsored enterprises such as Fannie Mae, Freddie Mac, Ginnie Mae and others that facilitate the issuance of mortgage-backed securities in the secondary market. These government-sponsored enterprises play a powerful role in the residential mortgage industry, and GMAC’s mortgage subsidiaries have significant business relationships with them. Proposals are being considered in Congress and by various regulatory authorities that would affect the manner in which these government-sponsored enterprises conduct their business, including proposals to establish a new independent agency to regulate the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

government-sponsored enterprises, to require them to register their stock with the SEC, to reduce or limit certain business benefits they receive from the U.S. government and to limit the size of the mortgage loan portfolios they may hold. Any discontinuation of, or significant reduction in, the operation of these government-sponsored enterprises could adversely affect GMAC’s revenues and profitability. Also, any significant adverse change in the level of activity in the secondary market, including declines in institutional investors’ desire to invest in GMAC’s mortgage products, could adversely affect GMAC’s business.

GMAC may be required to repurchase contracts and provide indemnification if it breaches representations and warranties from its securitization and whole-loan transactions, which could harm GMAC’s profitability and financial condition.

When GMAC sells retail contracts or leases through whole-loan sales or securitizes retail contracts, leases or wholesale loans to dealers, GMAC is required to make customary representations and warranties about the contracts, leases or loans to the purchaser or securitization trust. GMAC’s whole-loan sale agreements generally require it to repurchase retail contracts or provide indemnification if GMAC breaches a representation or warranty given to the purchaser. Likewise, GMAC is required to repurchase retail contracts, leases or loans and may be required to provide indemnification if it breaches a representation or warranty in connection with its securitizations. Similarly, sales of mortgage loans through whole-loan sales or securitizations require GMAC to make customary representations and warranties about the mortgage loans to the purchaser or securitization trust. GMAC’s whole-loan sale agreements generally require it to repurchase or substitute loans if it breaches a representation or warranty given to the purchaser. In addition, GMAC may be required to repurchase mortgage loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its origination. Likewise, GMAC is required to repurchase or substitute mortgage loans if it breaches a representation or warranty in connection with its securitizations. The remedies available to a purchaser of mortgage loans may be broader than those available to GMAC against the original seller of the mortgage loan. Also, originating brokers and correspondent lenders often lack sufficient capital to repurchase more than a limited number of such loans and numerous brokers and correspondents are no longer in business. If a purchaser enforces its remedies, GMAC may not be able to enforce the remedies GMAC has against the seller of the mortgage loan to GMAC or the borrower.

Like others in the mortgage industry, ResCap has experienced a material increase in repurchase requests. Significant repurchase activity could continue to harm GMAC’s profitability and financial condition.

Significant indemnification payments or contract, lease or loan repurchase activity of retail contracts or leases or mortgage loans could harm GMAC’s profitability and financial condition.

GMAC has repurchase obligations in its capacity as servicers in securitizations and whole-loan sales. If a servicer breaches a representation, warranty or servicing covenant with respect to an automotive receivable or mortgage loan, the servicer may be required by the servicing provisions to repurchase that asset from the purchaser. If the frequency at which repurchases of assets occurs increases substantially from its present rate, the result could be a material adverse effect on GMAC’s financial condition, liquidity, and results of operations.

A loss of contractual servicing rights could have a material adverse effect on GMAC’s financial condition, liquidity and results of operations.

GMAC is the servicer for all of the receivables it has originated and transferred to other parties in securitizations and whole-loan sales of automotive receivables. GMAC’s mortgage subsidiaries service the mortgage loans it has securitized, and GMAC services the majority of the mortgage loans it has sold in whole-loan sales. In each case, GMAC is paid a fee for its services, which fees in the aggregate constitute a substantial revenue stream for GMAC. In each case, GMAC is subject to the risk of termination under the circumstances specified in the applicable servicing provisions.

In most securitizations and whole-loan sales, the owner of the receivables or mortgage loans will be entitled to declare a servicer default and terminate the servicer upon the occurrence of specified events. These events typically include a bankruptcy of the servicer, a material failure by the servicer to perform its obligations and a failure by the servicer to turn over funds on the required basis. The termination of these servicing rights, were it to occur, could have a material adverse effect on GMAC’s financial condition, liquidity and results of operations and those of GMAC’s mortgage subsidiaries. For the year ended December 31, 2007, GMAC’s consolidated mortgage servicing fee income was approximately $2.2 billion.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

The regulatory environment in which GMAC operates could have a material adverse effect on its business and earnings.

GMAC’s U.S. operations are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions relating to supervision and regulation by state and federal authorities. Such regulation and supervision are primarily for the benefit and protection of GMAC’s customers, not for the benefit of investors in its securities, and could limit GMAC’s discretion in operating its business. Noncompliance with applicable statutes or regulations could result in the suspension or revocation of any license or registration at issue, as well as the imposition of civil fines and criminal penalties.

GMAC’s operations are also heavily regulated in many jurisdictions outside the United States. For example, certain of GMAC’s foreign subsidiaries operate either as a bank or a regulated finance company, and its insurance operations are subject to various requirements in the foreign markets in which it operates. The varying requirements of these jurisdictions may be inconsistent with U.S. rules and may materially adversely affect GMAC’s business or limit necessary regulatory approvals, or if approvals are obtained, GMAC may not be able to continue to comply with the terms of the approvals or applicable regulations. In addition, in many countries the regulations applicable to the financial services industry are uncertain and evolving, and it may be difficult for GMAC to determine the exact regulatory requirements.

GMAC’s inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on its operations in that market with regard to the affected product and on its reputation generally. No assurance can be given that applicable laws or regulations will not be amended or construed differently, that new laws and regulations will not be adopted or that GMAC will not be prohibited by local laws from raising interest rates above certain desired levels, any of which could materially adversely affect its business, financial condition or results of operations.

The worldwide financial services industry is highly competitive. If GMAC is unable to compete successfully or if there is increased competition in the automotive financing, mortgage and/or insurance markets or generally in the markets for securitizations or asset sales, GMAC’s margins could be materially adversely affected.

The markets for automotive and mortgage financing, insurance and reinsurance are highly competitive. The market for automotive financing has grown more competitive as more consumers are financing their vehicle purchases, primarily in North America and Europe. GMAC’s mortgage business faces significant competition from commercial banks, savings institutions, mortgage companies and other financial institutions. GMAC’s insurance business faces significant competition from insurance carriers, reinsurers, third-party administrators, brokers and other insurance-related companies. Many of GMAC’s competitors have substantial positions nationally or in the markets in which they operate. Some of GMAC’s competitors have lower cost structures or lower cost of capital, and are less reliant on securitization and sale activities. GMAC faces significant competition in various areas, including product offerings, rates, pricing and fees and customer service. If GMAC is unable to compete effectively in the markets in which it operates, its profitability and financial condition could be negatively affected.

The markets for asset and mortgage securitizations and whole-loan sales are competitive, and other issuers and originators could increase the amount of their issuances and sales. In addition, lenders and other investors within those markets often establish limits on their credit exposure to particular issuers, originators and asset classes, or they may require higher returns to increase the amount of their exposure. Increased issuance by other participants in the market, or decisions by investors to limit their credit exposure to — or to require a higher yield for — GMAC or to automotive or mortgage securitizations or whole loans, could negatively affect GMAC’s ability and that of its subsidiaries to price securitizations and whole-loan sales at attractive rates. The result would be lower proceeds from these activities and lower profits for GMAC.

Certain of GMAC’s owners are subject to a regulatory agreement that may affect GMAC’s control of GMAC Bank.

On February 1, 2007, Cerberus FIM, LLC, Cerberus FIM Investors LLC and FIM Holdings LLC (collectively, “FIM Entities”), submitted a letter to the Federal Deposit Insurance Corporation (FDIC) requesting that the FDIC waive certain of the requirements contained in a two year disposition agreement between each of the FIM Entities and the FDIC. The agreement was entered into in connection with the GMAC Transaction. The GMAC Transaction resulted in a change of control of GMAC Bank, an industrial loan corporation, which required the approval of the FDIC. At the time of the sale, the FDIC had imposed a moratorium on the approval of any

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

applications for deposit insurance or change of control notices. As a condition to granting the application in connection with the change of control of GMAC Bank during the moratorium, the FDIC required each of the FIM Entities to enter into a two-year disposition agreement. As previously disclosed by the FDIC, that agreement requires, among other things, that by no later than November 30, 2008, the FIM Entities complete one of the following actions: (1) become registered with the appropriate federal banking agency as a depository institution holding company pursuant to the Bank Holding Company Act or the Home Owners’ Loan Act, (2) divest control of GMAC Bank to one or more persons or entities other than prohibited transferees, (3) terminate GMAC Bank’s status as an FDIC-insured depository institution or (4) obtain from the FDIC a waiver of the requirements set forth in this sentence on the grounds that applicable law and FDIC policy permit similarly situated companies to acquire control of FDIC-insured industrial banks; provided that no waiver request could be filed prior to January 31, 2008, unless, prior to that date, Congress enacted legislation permitting, or the FDIC by regulation or order authorizes, similarly situated companies to acquire control of FDIC-insured industrial banks after January 31, 2007. GMAC cannot give any assurance that the FDIC will approve the FIM Entities’ waiver request, or if it is approved, that it will impose no conditions on GMAC’s retention of GMAC Bank or on its operations. If the FDIC does not approve the waiver or if certain pending legislation is not approved, GMAC could be required to sell GMAC Bank or cause it to cease to be insured by the FDIC, or GMAC could be subject to conditions on GMAC’s retention of the bank or on its operations in return for the waiver. Requiring GMAC to dispose of GMAC Bank or relinquish deposit insurance would, and the imposition of such conditions might, materially adversely affect GMAC’s access to low cost liquidity and GMAC’s business and operating results.

* * * * * *

Item 1B. Unresolved Staff Comments

We have received comments regarding our 2007 third quarter Form 10-Q and our 2006 Form 10-K from the Staff of the Securities and Exchange Commission. We have responded to those comments and have updated our disclosures in this Form 10-K to reflect those comments.

* * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 2. Properties

We have 228 locations in 36 states and 151 cities or towns in the United States. Of these locations, 21 are engaged in the final assembly of our cars and trucks, 27 are service parts operations responsible for distribution or warehousing and the remainder are facilities involved primarily in testing vehicles or manufacturing automotive components and power products. In addition, we have 22 locations in Canada, and assembly, manufacturing, distribution, office or warehousing operations in 50 other countries, including equity interests in associated companies which perform assembly, manufacturing or distribution operations. The major facilities outside the United States and Canada, which are principally vehicle manufacturing and assembly operations, are located in:

• Argentina	• China	• India	• South Africa	• United Kingdom
• Australia	• Colombia	• Kenya	• South Korea	• Venezuela
• Belgium	• Ecuador	• Mexico	• Spain	• Vietnam
• Brazil	• Egypt	• Poland	• Sweden
• Chile	• Germany	• Russia	• Thailand

We, or our subsidiaries, own most of the above facilities. Leased properties consist primarily of warehouses and administration, engineering and sales offices. The leases for warehouses generally provide for an initial period of five to 10 years, based upon prevailing market conditions and may contain renewal options. Leases for administrative offices are generally for shorter periods.

Our properties include facilities which, in the opinion of management, are suitable and adequate for the manufacture, assembly and distribution of our products.

Item 3. Legal Proceedings

The following section summarizes material pending legal proceedings to which the Corporation became, or was, a party during the year ended December 31, 2007, or after that date but before the filing of this report, other than ordinary routine litigation incidental to the business. We and the other defendants affiliated with us intend to defend all of the following actions vigorously.

Canadian Export Antitrust Class Actions

Approximately eighty purported class actions on behalf of all purchasers of new motor vehicles in the United States since January 1, 2001, have been filed in various state and federal courts against General Motors Corporation, General Motors of Canada Limited (GM Canada), Ford, Chrysler, Toyota Corporation (Toyota), Honda, Nissan, and BMW and their Canadian affiliates, the National Automobile Dealers Association, and the Canadian Automobile Dealers Association. The federal court actions have been consolidated for coordinated pretrial proceedings under the caption In re New Market Vehicle Canadian Export Antitrust Litigation Cases in the U.S. District Court for the District of Maine, and the more than 30 California cases have been consolidated in the California Superior Court in San Francisco County under the case captions Belch v. Toyota Corporation, et al. and Bell v. General Motors Corporation.

The nearly identical complaints alleged that the defendant manufacturers, aided by the association defendants, conspired among themselves and with their dealers to prevent the sale to U.S. citizens of vehicles produced for the Canadian market and sold by dealers in Canada. The complaints alleged that new vehicle prices in Canada are 10% to 30% lower than those in the United States, and that preventing the sale of these vehicles to U.S. citizens resulted in the payment of higher than competitive prices by U.S. consumers. The complaints, as amended, sought injunctive relief under U.S. antitrust law and treble damages under U.S. and state antitrust laws, but did not specify damages. The complaints further alleged unjust enrichment and violations of state unfair trade practices act. On March 5, 2004, the U.S. District Court for the District of Maine issued a decision holding that the purported indirect purchaser classes failed to state a claim for damages but allowed a separate claim seeking to enjoin future alleged violations to continue. The U.S. District Court for the District of Maine on March 10, 2006 certified a nationwide class of buyers and lessees under Federal Rule 23(b)(2) solely for injunctive relief, and on March 21, 2007 stated that it would certify 20 separate statewide class actions for damages under various state law theories under Federal Rule 23(b)(3), covering the period from January 1, 2001 to April 30, 2003. On October 3, 2007, the U.S. Court of Appeals for the First Circuit heard oral arguments on our consolidated appeal of the both class certification orders.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

On September 25, 2007, a claim was filed in Ontario Superior Court of Justice on behalf of a purported class of actual and intended purchasers of vehicles in Canada claming that a similar alleged conspiracy was now preventing lower-cost U.S. vehicles from being sold to Canadians. No determination has been made that the case may be maintained as a class action, and it is not possible to determine the likelihood of liability or reasonably ascertain the amount of any damages.

* * * * * * *

Health Care Litigation — 2007 Agreement

On September 27, 2007, the UAW and eight putative class representatives filed a class action, UAW, et al. v. General Motors Corporation, in the U.S. District Court for the Eastern District of Michigan on behalf of hourly retirees, spouses and dependents, seeking to enjoin us from making unilateral changes to hourly retiree healthcare coverage upon termination of the UAW Health Care Agreement in 2011. Plaintiffs claim that hourly retiree healthcare benefits are vested and cannot be modified, and that our announced intention to make changes violates the federal Labor Relations Management Act of 1947 and ERISA. Although we believe that we may lawfully change retiree healthcare benefits, we have entered into the Settlement Agreement with the UAW which contemplates creation of an independent VEBA trust into which we will transfer significant funding, which thereafter would be solely responsible for establishing and funding a new benefit plan that would provide healthcare benefits for hourly retirees, spouses and dependents.

* * * * * * *

General Motors Securities Litigation

On September 19, 2005, Folksam Asset Management filed Folksam Asset Management, et al. v. General Motors Corporation, et al., a purported class action complaint in the U.S. District Court for the Southern District of New York naming as defendants GM, GMAC, and our Chairman and Chief Executive Officer G. Richard Wagoner, Jr., former Vice Chairman and Chief Financial Officer John Devine, Treasurer Walter Borst, and former Chief Accounting Officer Peter Bible. Plaintiffs purported to bring the claim on behalf of purchasers of our debt and/or equity securities during the period February 25, 2002 through March 16, 2005. The complaint alleges that all defendants violated Section 10(b) and that the individual defendants also violated Section 20(a) of the Exchange Act. The complaint also alleged violations by all defendants of Section 11 and Section 12(a) and by the individual defendants of Section 15 of the Securities Act of 1933, as amended (Securities Act), in connection with certain registered debt offerings during the class period. In particular, the complaint alleged that our cash flows during the class period were overstated based on the “reclassification” of certain cash items described in our Annual Report on Form 10-K for the year ended December 31, 2004. The reclassification involved cash flows relating to the financing of GMAC wholesale receivables from dealers that resulted in no net cash receipts and our decision to revise the Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2003. The complaint also alleged misrepresentations relating to forward-looking statements of our 2005 earnings forecast which was later revised significantly downward. In October 2005, a similar suit, Galliani, et al. v. General Motor Corporation, et al., which asserted claims under the Exchange Act based on substantially the same factual allegations, was filed and subsequently consolidated with the Folksam case. The consolidated suit was recaptioned as In re General Motors Corporation Securities Litigation. Under the terms of the GMAC Transaction, we are indemnifying GMAC in connection with these cases.

On November 18, 2005, plaintiffs in the Folksam case filed an amended complaint, which added several additional investors as plaintiffs, extended the end of the class period to November 9, 2005 and named as additional defendants three current and one former member of GM’s audit committee, as well as our independent registered public accountants, Deloitte & Touche LLP. In addition to the claims asserted in the original complaint, the amended complaint added a claim against Mr. Wagoner and Mr. Devine for rescission of their bonuses and incentive compensation during the class period. It also included further allegations regarding our accounting for pension obligations, restatement of income for 2001 and financial results for the first and second quarters of 2005. Neither the original complaint nor the amended complaint specified the amount of damages sought, and we have no means to estimate damages the plaintiffs will seek based upon the limited information available in the complaint. The court’s provisional designations of lead plaintiff and lead counsel on January 17, 2006 were made final on February 6, 2006. Plaintiffs subsequently filed a second amended complaint, which added various underwriters as defendants.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Plaintiffs filed a third amended securities complaint in In re General Motors Corporation Securities and Derivative Litigation on August 15, 2006. (As explained below, certain shareholder derivative cases were consolidated with In re General Motors Corporation Securities Litigation for coordinated or consolidated pretrial proceedings and the caption was modified). The amended complaint in the GM securities litigation did not include claims against the underwriters previously named as defendants, alleged a proposed class period of April 13, 2000 through March 20, 2006, did not include the previously asserted claim for the rescission of incentive compensation against Mr. Wagoner and Mr. Devine and contained additional factual allegations regarding our restatements of financial information filed with our reports to the SEC for the years 2000 through 2005. On October 13, 2006, the GM defendants filed a motion to dismiss the amended complaint in the GM securities litigation, which remains pending. On December 14, 2006, plaintiffs filed a motion for leave to file a fourth amended complaint in the event the Court grants the GM defendants’ motion to dismiss. The GM defendants have opposed the motion for leave to file a fourth amended complaint.

Shareholder Derivative Suits

On November 10, 2005, Albert Stein filed a purported shareholder derivative action, Stein v. Bowles, et al., in the U.S. District Court for the Eastern District of Michigan, ostensibly on behalf of the Corporation, against the members of our Board of Directors at that time. The complaint alleged that defendants breached their fiduciary duties of due care, loyalty and good faith by, among other things, causing GM to overstate our income (as reflected in our restatement of 2001 earnings and second quarter 2005 earnings) and exposing us to potential damages in SEC investigations and investor lawsuits. The suit sought damages based on defendants’ alleged breaches and an order requiring defendants to indemnify us for any future litigation losses. Plaintiffs claimed that the demand on our Board to bring suit itself (ordinarily a prerequisite to suit under Delaware law) was excused because it would be “futile.” The complaint did not specify the amount of damages sought, and defendants have no means to estimate damages the plaintiffs will seek based upon the limited information available in the complaint.

On December 15, 2005, Henry Gluckstern filed a purported shareholder derivative action, Gluckstern v. Wagoner, et al., in the U.S. District Court for the Eastern District of Michigan, ostensibly on behalf of the Corporation, against our Board of Directors. This suit was substantially identical to Stein v. Bowles, et al. Also on December 15, 2005, John Orr filed a substantially identical purported shareholder derivative action, Orr v. Wagoner, et al., in the U.S. District Court for the Eastern District of Michigan, ostensibly on behalf of the Corporation, against our Board of Directors.

On December 2, 2005, Sharon Bouth filed a similar purported shareholder derivative action, Bouth v. Barnevik, et al., in the Circuit Court of Wayne County, Michigan, ostensibly on behalf of the Corporation, against the members of our Board of Directors and a GM officer not on the Board. The complaint alleged that defendants breached their fiduciary duties of due care, loyalty and good faith by, among other things, causing us to overstate our earnings and cash flow and improperly account for certain transactions and exposing us to potential damages in SEC investigations and investor lawsuits. The suit sought damages based on defendants’ alleged breaches and an order requiring defendants to indemnify us for any future litigation losses. Plaintiffs claimed that demand on our Board was excused because it would be “futile.” The complaint did not specify the amount of damages sought, and defendants have no means to estimate damages the plaintiffs will seek based upon the limited information available in the complaint.

On December 16, 2005, Robin Salisbury filed an action in the Circuit Court of Wayne County, Michigan, Salisbury v. Barnevik, et al., substantially identical to the Bouth case described above. The Salisbury and Bouth cases have been consolidated and plaintiffs have stated they intend to file an amended consolidated complaint. The directors and the non-director officer named in these cases have not yet filed their responses to the Bouth and Salisbury complaints. On July 21, 2006, the Court stayed the proceedings in Bouth and Salisbury. The Court subsequently continued the stay until mid-April 2008.

Plaintiffs filed amended complaints in In re General Motors Corporation Securities and Derivative Litigation on August 15, 2006. The amended complaint in the shareholder derivative litigation alleged that our Board of Directors breached its fiduciary obligations by failing to oversee our operations properly and prevent alleged improprieties in connection with our accounting with regard to cash flows, pension-related liabilities and supplier credits. The defendants filed a motion to dismiss the amended complaint. On November 9, 2006, the Court granted the plaintiffs leave to file a second consolidated and amended derivative complaint, which adds allegations concerning recent changes to our bylaws and the resignation of a director from our Board of Directors. The defendants have filed a motion to dismiss plaintiffs’ second consolidated and amended derivative complaint.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

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

On January 5, 2006, defendants submitted to the Judicial Panel on Multidistrict Litigation an Amended Motion seeking to add to their original Motion the Rosen, Gluckstern and Orr cases for consolidated pretrial proceedings in the U.S. District Court for the Eastern District of Michigan. On April 17, 2006, the Judicial Panel on Multidistrict Litigation entered an order transferring In re General Motors Corporation Securities Litigation to the U.S. District Court for the Eastern District of Michigan for coordinated or consolidated pretrial proceedings with Stein v. Bowles, et al.; Rosen, et al. v. General Motors Corp., et al.; Gluckstern v. Wagoner, et al. and Orr v. Wagoner, et al. (While the motion was pending, plaintiffs voluntarily dismissed Rosen.) In October 2007, the U.S. District Court for the Eastern District of Michigan appointed a special master for the purpose of facilitating settlement negotiations in the consolidated case, now captioned In re General Motors Corporation Securities and Derivative Litigation.

* * * * * * *
GMAC Bondholder Class Actions

On November 29, 2005, Stanley Zielezienski filed a purported class action, Zielezienski, et al. v. General Motors Corporation, et al. The action was filed in the Circuit Court for Palm Beach County, Florida, against GM, GMAC, our Chairman and Chief Executive Officer G. Richard Wagoner, Jr., GMAC’s Chairman Eric A. Feldstein and certain GM and GMAC officers, namely, William F. Muir, Linda K. Zukauckas, Richard J.S. Clout, John E. Gibson, W. Allen Reed, Walter G. Borst, John M. Devine and Gary L. Cowger. The action also named certain underwriters of GMAC debt securities as defendants. The complaint alleged that all defendants violated Section 11 of the Securities Act, that we violated Section 15 and that all defendants except us violated Section 12(a)(2) of the Securities Act. In particular, the complaint alleged material misrepresentations in certain GMAC financial statements incorporated by reference with GMAC’s Registration Statement on Form S-3 and Prospectus filed in 2003. More specifically, the complaint alleged material misrepresentations in connection with the offering for sale of GMAC SmartNotes in certain GMAC financial statements contained in GMAC’s Forms 10-Q for the quarterly periods ended March 31, 2004 and June 30, 2004 and in the Form 8-K which disclosed financial results for the quarterly period ended September 30, 2004, which were materially false and misleading as evidenced by GMAC’s 2005 restatement of these quarterly results. In December 2005, plaintiff filed an amended complaint making substantially the same allegations as were in the previous filing with respect to additional debt securities issued by GMAC during the period from April 23, 2004 to March 14, 2005 and adding approximately 60 additional underwriters as defendants. The complaint did not specify the amount of damages sought, and defendants have no means to estimate damages the plaintiffs will seek based upon the limited information available in the complaint. On January 6, 2006, the defendants named in the original complaint removed this case to the U.S. District Court for the Southern District of Florida, and on April 3, 2006, that court transferred the case to the U.S. District Court for the Eastern District of Michigan.

On December 28, 2005, J&R Marketing, SEP, filed a purported class action, J&R Marketing, et al. v. General Motors Corporation, et al. The action was filed in the Circuit Court for Wayne County, Michigan, against GM, GMAC, Eric Feldstein, William F. Muir, Linda K. Zukauckas, Richard J.S. Clout, John E. Gibson, W. Allen Reed, Walter G. Borst, John M. Devine, Gary L. Cowger, G. Richard Wagoner, Jr. and several underwriters of GMAC debt securities. Similar to the original complaint filed in the Zielezienski case described above, the complaint alleged claims under Sections 11, 12(a), and 15 of the Securities Act based on alleged material misrepresentations or omissions in the registration statements for GMAC SmartNotes purchased between September 30, 2003 and March 16, 2005. The complaint alleged inadequate disclosure of our financial condition and performance as well as issues arising from GMAC’s 2005 restatement of quarterly results for the three quarters ended September 30, 2005. The complaint did not specify the amount of damages sought, and defendants have no means to estimate damages the plaintiffs will seek based upon the limited information available in the complaint. On January 13, 2006, defendants removed this case to the U.S. District Court for the Eastern District of Michigan.

On February 17, 2006, Alex Mager filed a purported class action, Mager v. General Motors Corporation, et al. The action was filed in the U.S. District Court for the Eastern District of Michigan and was substantively identical to the J&R Marketing case described above. On February 24, 2006, J&R Marketing filed a motion to consolidate the Mager case with its case (discussed above) and for appointment

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

as lead plaintiff and the appointment of lead counsel. On March 8, 2006, the court entered an order consolidating the two cases and subsequently consolidated those cases with the Zielezienski case described above. Lead plaintiffs’ counsel has been appointed, and on July 28, 2006, plaintiffs filed a Consolidated Amended Complaint, differing mainly from the initial complaints by asserting claims for GMAC debt securities purchased during a different time period, of July 28, 2003 through November 9, 2005, and adding additional underwriter defendants. On August 28, 2006, the underwriter defendants were dismissed without prejudice. On September 25, 2006, the GM and GMAC defendants filed a motion to dismiss the amended complaint, and on February 27, 2007, the District Court issued an opinion granting defendants’ motion to dismiss, and dismissing plaintiffs’ complaint. Plaintiffs have appealed this order, and oral argument on plaintiffs’ appeal was held on February 7, 2008.

Under the terms of the GMAC Transaction, we are indemnifying GMAC in connection with these cases.

The securities and shareholder derivative cases described above are in preliminary phases. No determination has been made that the securities cases can be maintained as class actions or that the shareholder derivative actions can proceed without making a demand in accordance with Delaware law that our board bring the actions. As a result, the scope of the actions and whether they will be permitted to proceed is uncertain.

* * * * * * *

ERISA Class Actions

In May 2005, the U.S. District Court for the Eastern District of Michigan consolidated three related purported class actions brought under ERISA against us and other named defendants who are alleged to be fiduciaries of the stock purchase programs and personal savings plans for our salaried and hourly employees, under the case caption In re General Motors ERISA Litigation. In June 2007, plaintiffs filed a consolidated class action complaint against us, the Investment Funds Committee of our Board of Directors, its individual members, our Chairman and Chief Executive Officer, members of our Employee Benefits Committee during the putative class period, General Motors Investment Management Co. (GMIMCo) and State Street Bank (State Street). The complaint alleged that the GM defendants breached their fiduciary duties to plan participants by, among other things, investing their assets, or offering them the option of investing, in GM stock on the ground that it was not a prudent investment. Plaintiffs purport to bring these claims on behalf of all persons who were participants in or beneficiaries of the plans from March 18, 1999 to the present, and seek to recover losses allegedly suffered by the plans. The complaint did not specify the amount of damages sought, and we have no means at this time to estimate damages that the plaintiffs will seek. On July 17, 2006, plaintiffs amended their complaint principally to add allegations about our restatement of a previously issued income statement and the reclassification of certain cash flows. The amended complaint did not name any additional defendants or assert any new claims. In August 2006, the GM defendants filed a motion to dismiss the amended complaint, which was granted in part and denied in part in August 2007. In February 2007, plaintiffs filed a motion for class certification, which is pending. In October 2007, the parties reached a tentative settlement, which received preliminary court approval on January 30, 2008. The district court has set a fairness hearing on the tentative settlement for June 5, 2008. The tentative settlement provides, among other key terms, that we will pay $37.5 million in cash, which includes attorney fees and costs for the plaintiffs. In addition, we will agree to maintain various existing structural changes to ERISA plans for our salaried and hourly employees for at least four years.

GMIMCo is one of numerous defendants in several purported class action lawsuits filed in March and April 2005 in the U.S. District Court for the Eastern District of Michigan, alleging violations of ERISA with respect to the Delphi company stock plans for salaried and hourly employees. The cases have been consolidated under the case caption In re Delphi ERISA Litigation in the Eastern District of Michigan for coordinated pretrial proceedings with other Delphi stockholder lawsuits in which GMIMCo is not named as a defendant. The complaints essentially allege that GMIMCo, a named fiduciary of the Delphi plans, breached its fiduciary duties under ERISA to plan participants by allowing them to invest in the Delphi Common Stock Fund when it was imprudent to do so, by failing to monitor State Street, the entity appointed by GMIMCo to serve as investment manager for the Delphi Common Stock Fund, and by knowingly participating in, enabling or failing to remedy breaches of fiduciary duty by other defendants. No determination has been made that a class action can be maintained against GMIMCo, and there have been no decisions on the merits of the claims. Delphi has reached a settlement of these cases that, if implemented, would provide for dismissal of all claims against GMIMCo related to this litigation without payment by GMIMCo. That settlement has been approved by both the District Judge in the Eastern District of Michigan and the Bankruptcy Judge in the Southern District of New York presiding over Delphi’s bankruptcy proceeding. However, implementation of the settlement remains conditioned upon i) the resolution of a pending appeal of the District Court’s approval and ii) the implementation of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Delphi’s plan of reorganization approved by the Bankruptcy Court. Accordingly, the disposition of the case remains uncertain, and it is not possible to determine whether liability is probable or the amount of damages, if any.

On March 8, 2007, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of New York captioned Young, et al. v. General Motors Investment Management Corporation, et al. The case, brought by four plaintiffs who are alleged to be participants in the General Motors Savings-Stock Purchase Program for Salaried Employees and the General Motors Personal Savings Plan for Hourly-Rate Employees, purports to bring claims on behalf of all participants in these two plans as well as participants in the General Motors Income Security Plan for Hourly-Rate Employees and the Saturn Individual Savings Plan for Represented Members against GMIMCo and State Street. The complaint alleges that GMIMCo and State Street breached their fiduciary duties to plan participants by allowing participants to invest in five different funds that each primarily held the equity of a single company: the EDS Fund, the DIRECTV Fund, the News Corp. Fund, the Raytheon Fund and the Delphi Fund, all of which plaintiffs allege were imprudent investments because of their inherent risk and poor performance relative to more prudent investment alternatives. The complaint also alleges that GMIMCo breached its fiduciary duties to plan participants by allowing participants to invest in mutual funds offered by FMR Corp. under the Fidelity brand name. Plaintiffs allege that by investing in these funds, participants paid excessive fees and costs that they would not have incurred had they invested in more prudent investment alternatives. The complaint seeks a declaration that defendants have breached their fiduciary duties, an order requiring defendants to compensate the plans for their losses resulting from their breaches of fiduciary duties, the removal of defendants as fiduciaries, an injunction against further breaches of fiduciary duties, other unspecified equitable and monetary relief and attorneys’ fees and costs.

On April 12, 2007, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of New York captioned Mary M. Brewer, et al. v. General Motors Investment Management Corporation, et al. The case was brought by a plaintiff who alleges that she is a participant in the Delphi Savings-Stock Purchase Program for Salaried Employees and purports to bring claims on behalf of all participants in that plan as well as participants in the Delphi Personal Savings Plan for Hourly-Rate Employees; the ASEC Manufacturing Savings Plan and the Delphi Mechatronic Systems Savings-Stock Purchase Program against GMIMCo and State Street. The complaint alleges that GMIMCo and State Street breached their fiduciary duties to plan participants by allowing participants to invest in five different funds that each primarily held the equity of a single company: the EDS Fund, the DIRECTV Fund, the News Corp. Fund, the Raytheon Fund and the GM Common Stock Fund, all of which plaintiffs allege were imprudent investments because of their inherent risk and poor performance relative to more prudent investment alternatives. The complaint also alleges that GMIMCo breached its fiduciary duties to plan participants by allowing participants to invest in mutual funds offered by FMR Corp. under the Fidelity brand name. Plaintiffs allege that by investing in these funds, participants paid excessive fees and costs that they would not have incurred had they invested in more prudent investment alternatives. The complaint seeks a declaration that defendants have breached their fiduciary duties, an order requiring defendants to compensate the plans for their losses resulting from their breaches of fiduciary duties, the removal of defendants as fiduciaries, an injunction against further breaches of fiduciary duties, other unspecified equitable and monetary relief and attorneys’ fees and costs.

Motions to dismiss both Young and Brewer are pending, and there has been no other activity on these cases. No determination has been made that either case may be maintained as a class action. The scope of both actions is uncertain, and it is not possible to determine the likelihood of liability or reasonably ascertain the amount of any damages.

* * * * * * *
Asbestos Litigation

Like most automobile manufacturers, we have been subject in recent years to asbestos-related claims. We have used some products which incorporated small amounts of encapsulated asbestos. These products, generally brake linings, are known as asbestos-containing friction products. There is a significant body of scientific data demonstrating that these asbestos-containing friction products are not unsafe and do not create an increased risk of asbestos-related disease. We believe that the use of asbestos in these products was appropriate. A number of the claims are filed against us by automotive mechanics and their relatives seeking recovery based on their alleged exposure to the small amount of asbestos used in brake components. These claims generally identify numerous other potential sources for the claimant’s alleged exposure to asbestos that do not involve us or asbestos-containing friction products, and many of these other potential sources would place users at much greater risk. Most of these claimants do not have an asbestos-related illness and may not develop one. This is consistent with the experience reported by other automotive manufacturers and other end users of asbestos.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Two other types of claims related to alleged asbestos exposure that are asserted against us — locomotive and premises — represent a significantly lower exposure to liability than the automotive friction product claims. Like other locomotive manufacturers, we used a limited amount of asbestos in locomotive brakes and in the insulation used in some locomotives. (We sold our locomotive manufacturing business in 2005). These uses have been the basis of lawsuits filed against us by railroad workers seeking relief based on their alleged exposure to asbestos. These claims generally identify numerous other potential sources for the claimant’s alleged exposure to asbestos that do not involve us or locomotives. Many of these claimants do not have an asbestos-related illness and may never develop one. Moreover, the West Virginia and Ohio supreme courts have ruled that federal law preempts asbestos tort claims asserted on behalf of railroad workers. Such preemption means that federal law eliminates the possibility that railroad workers could maintain state law claims against us. In addition, a relatively small number of claims are brought by contractors who are seeking recovery based on alleged exposure to asbestos-containing products while working on premises owned by us. These claims generally identify numerous other potential sources for the claimant’s alleged exposure to asbestos that do not involve us.

While we have resolved many of our asbestos claims and continue to do so for strategic litigation reasons, such as avoiding defense costs and possible exposure to excessive verdicts, management believes that only a small portion of these claimants have or will develop an asbestos-related impairment.

The amount expended in defense of asbestos claims in any year depends on the number of claims filed, the amount of pretrial proceedings, and the number of trials and settlements during the period. Our expenditures related to asbestos claims, including both defense costs and payments to claimants, have declined over the past several years.

* * * * * * *
Patent and Trade Secrets Litigation

In January 1994, plaintiffs commenced John Evans and Evans Cooling Systems, Inc. v. General Motors Corporation in Connecticut state court by filing separate suits for patent infringement and trade secret misappropriation. In the patent case, summary judgment in our favor was affirmed on appeal. In the trade secret case, the 2003 ruling of the presiding judge in our favor was reversed on appeal by the Connecticut Supreme Court on March 15, 2006 and remanded for jury trial. The plaintiffs expanded their claims for the new trial to include a subsequent generation of engines, used in a wide variety of our vehicles and sought relief in excess of $12 billion. On September 13, 2007, the trial court granted partial summary judgment in our favor, dismissing plaintiff’s attempt to expand their claims to the subsequent generation of engines. Plaintiffs are expected to appeal this ruling, which substantially restricts the scope of damages available under their current theory, following the trial.

* * * * * * *
Coolant System Class Action Litigation

We have been named as the defendant in 22 putative class actions in various federal and state courts in the United States alleging defects in the engine cooling systems in our vehicles; 14 cases are still pending in U.S. courts including six cases that have been consolidated, either finally or conditionally, for pre-trial proceedings in a multi-district proceeding in the U.S. District Court for the Southern District of Illinois. State courts in California and Michigan have denied motions to certify cases for class treatment. In an opinion dated February 16, 2007, certification of a multi-state class was denied in the federal multi-district proceeding on the grounds that individual issues predominate over common questions. However, in Gutzler v. General Motors Corporation, the Circuit Court of Jackson County, Missouri in January 2006 certified an “issues” class in January 2006 comprised of “all consumers who purchased or leased a GM vehicle in Missouri that was factory-equipped with “Dex Cool” coolant, which was included as original equipment in vehicles we manufactured since 1995. The Court also certified two sub-classes comprised of 1) class members who purchased or leased a vehicle with a 4.3-liter engine, and 2) class members who purchased or leased a vehicle with a 3.1, 3.4, or 3.8-liter engine. The Gutzler court’s order provided for addressing specific issues on a class basis, including the extent of our warranty on coolant and whether our coolant is incompatible with other vehicle components. In Sanute v. General Motors Corporation, the state court in California on September 30, 2007 certified a class of claims related to certain vehicles with 3.1 and 3.4 liter engines to consider claims that the intake manifold gaskets were defective. In Amico v. General Motors Corporation, the state Court in Maricopa County, Arizona on September 17, 2007 certified a class of all vehicles (regardless of model year) with 3.1, 3.4, 3.8, 4.3, 5.7 and 7.4 liter engines containing intake manifold gaskets with a nylon carrier and silicon sealing bead.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Kenneth Stewart v. General Motors of Canada Limited and General Motors Corporation, a complaint filed in the Superior Court of Ontario on April 24, 2006, alleged a class action covering Canadian residents, except residents of British Columbia and Quebec, who purchased 1995 to 2003 GM vehicles with 3.1, 3.4, 3.8 and 4.3 liter engines. Plaintiff alleged that defects in the engine cooling systems allow coolant to leak into the engine and cause engine damage. The complaint alleged violation of the Business Practices and Competition Acts and sought alleged benefits received as a result of failure to warn and negligence, compensatory damages, punitive damages, fees and costs. Similar complaints (some involving 2004 vehicles as well) have been filed in 17 putative class actions against GM Canada and us, in ten provinces. Class certification has not been approved in any of these cases, and all have been stayed on the agreement of counsel pending the outcome of the class certification hearing in Stewart, which was scheduled for December 2007 and subsequently adjourned. No determination has been made that the case may be maintained as a class action, and it is not possible to determine the likelihood of liability or reasonably ascertain the amount of any damages.

In October 2007, the parties reached a tentative settlement that would resolve certain claims in the putative class actions related to alleged defects in the engine cooling systems in our vehicles. The settlement as negotiated would apply to claims related to vehicles sold in the U.S. with a 3.1, 3.4 or 3.8-liter engine or to the use of Dex Cool engine coolant in sport utility vehicles and pickup trucks with a 4.3-liter engine from 1996 through 2000, subject to the negotiation and execution of definitive binding agreements. If and when definitive settlement agreements are executed, they must be submitted for approval to the appropriate court or courts. The tentative settlement does not include claims asserted in several different alleged class actions related to alleged gasket failures in certain other engines, including 4.3, 5.0 and 5.7-liter engines (without model year restrictions), or claims relating to alleged coolant related failures in vehicles other than those covered by the tentative settlement.

* * * * * * *
GM/OnStar Analog Equipment Litigation

We or our wholly owned subsidiary OnStar Corporation (OnStar) or both of us are parties to more than 20 putative class actions filed in various states, including Michigan, Ohio, New Jersey, Pennsylvania and California. All of these cases have been consolidated for pretrial purposes in a multi-district proceeding under the caption In re OnStar Contract Litigation in the U.S. District Court for the Eastern District of Michigan. The litigation arises out of the discontinuation by OnStar of services to vehicles equipped with analog hardware. OnStar was unable to provide services to such vehicles because the cellular carriers which provide communication service to OnStar terminated analog service beginning in February 2008. In the various cases, the plaintiffs are seeking certification of nationwide or statewide classes of owners of vehicles currently equipped with analog equipment, alleging various breaches of contract, misrepresentation and unfair trade practices. This proceeding is in the early stages of development, class certification motions have been fully briefed and the parties have not completed any formal discovery. It is not possible at this time to determine the likelihood of our liability of GM or OnStar or both of us or of class certification, or to reasonably ascertain the amount of any damages.

* * * * * * *
Environmental Matters

Greenhouse Gas Lawsuit

In California ex rel. Lockyer v. General Motors Corporation, et al., the California Attorney General brought suit against a group of major vehicle manufacturers including us for damages allegedly suffered by the state as a result of greenhouse gas emissions from the manufacturers’ vehicles, principally based on a common law nuisance theory. On September 18, 2007, the U.S. District Court for the Northern District of California granted the defendants’ motion to dismiss the complaint on the grounds that the claim under the federal common law of nuisance raised non-justiciable political questions beyond the Court’s jurisdiction. The Court also dismissed without prejudice the nuisance claim under California state law. Plaintiff filed an appeal with the U.S. Court of Appeals for the Ninth Circuit on October 16, 2007, and the Court has set a schedule for submission of briefs.

Carbon Dioxide Emission Standard Litigation

In a number of cases, the Alliance of Automobile Manufacturers, the Association of International Automobile Manufacturers, Chrysler, various automobile dealers and GM have brought suit for declaratory and injunctive relief from state legislation imposing stringent controls on new motor vehicle CO2 emissions. These cases argue that such state regulation of CO2 emissions is preempted by

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

two federal statutes, the Energy Policy and Conservation Act and the Clean Air Act. The cases were brought against the CARB on December 7, 2004, in the U.S. District Court for the Eastern District of California (Fresno Division); against the Vermont Agency of Natural Resources and the Vermont Department of Environmental Conservation on November 18, 2005, in the U.S. District Court for the District of Vermont; and against the Rhode Island Department of Environmental Management on February 13, 2006, in the U.S. District Court for the District of Rhode Island.

On September 12, 2007, the U.S. District Court for the District of Vermont issued an order rejecting plaintiffs’ argument and dismissing the complaint. The industry plaintiffs, including us, have appealed to the U.S. Court of Appeals for the Second Circuit. On December 12, 2007, the U.S. District Court for the Eastern District of California issued an order granting summary judgment in favor of the defendant State of California and interveners on industry’s claims related to federal preemption. The court did not lift the order enjoining California from enforcing the AB 1493 Rules in the absence of an EPA waiver. The industry’s response to the ruling is under consideration. A related challenge in the California Superior Court in Fresno is pending. On December 21, 2007, the U.S. District Court for the District of Rhode Island denied the state’s motion to dismiss the industry challenge and announced steps for the case to proceed to trial. Also on December 27, 2007, several New Mexico auto dealers filed a federal legal challenge to adoption of the standards in that state.

U.S. Environmental Protection Agency Region III Administrative Complaint

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

* * * * * * *
Financial Assurance Enforcement

The EPA has notified us that they intend to bring an administrative enforcement action for alleged historic failures to comply with the Resource Conservation Recovery Act’s annual financial assurance requirements. We anticipate that the EPA will seek penalties exceeding $100,000.

* * * * * * *

Item 4. Submission of Matters to a Vote of Security Holders

None
* * * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

We list our $1 2/3 par value common stock (Common Stock) on the stock exchanges specified on the cover page of this Annual Report on Form 10-K under the trading symbol “GM”.

There were 345,296 and 364,408 holders of record of our Common Stock as of December 31, 2007 and 2006, respectively. The following table sets forth the high and low sale prices of our Common Stock and the quarterly dividends declared for the last two years.

		2007 Quarters
		1st	2nd	3rd	4th

Cash dividends per share of Common Stock		$0.25	$0.25	$0.25	$0.25
Price range of Common Stock (a):	High	$37.24	$38.66	$38.27	$43.20
	Low	$28.81	$28.86	$29.10	$24.50

		2006 Quarters
		1st	2nd	3rd	4th

Cash dividends per share of Common Stock		$0.25	$0.25	$0.25	$0.25
Price range of Common Stock (a):	High	$24.60	$30.56	$33.64	$36.56
	Low	$18.47	$19.00	$27.12	$28.49

(a)	New York Stock Exchange composite interday prices as listed in the price history database available at www.NYSEnet.com.

On February 5, 2008, our Board of Directors declared a cash dividend of $0.25 per share for the first quarter of 2008. Our dividend policy is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are described further in Note 26 to the consolidated financial statements.

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted-Average	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance Under
	Outstanding Options,	Outstanding Options,	Equity Compensation
Plan Category	Warrants and Rights	Warrants and Rights	Plans(a)

Equity compensation plans approved by security holders:
General Motors 2007 Long Term Incentive Plan (2007 GMLTIP) and the 2002 General Motors Stock Incentive Plan (GMSIP)	78,465,995	$52.09	16,285,773
Equity compensation plans not approved by security holders (b):
General Motors 1998 Salaried Stock Option Plan (GMSSOP)	24,789,948	$54.87	—

Total	103,255,943	$52.76	16,285,773

(a)	Excludes securities reflected in the first column, “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”

(b)	All equity compensation plans except the GMSSOP were approved by the stockholders. The GMSSOP was adopted by the Board of Directors in 1998 and expired on December 31, 2007. The purpose of the plans is to recognize the importance and contribution of our employees in the creation of stockholder value, to further align compensation with business success and to provide employees with the opportunity for long-term capital accumulation through the grant of options to acquire shares of our Common Stock.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Purchases of Equity Securities

We made no purchases of our Common Stock during the three months ended December 31, 2007.

* * * * * *

Item 6. Selected Financial Data

	Years Ended December 31,
	2007	2006	2005	2004	2003(a)
	(Dollars in millions except per share amounts)

Total net sales and revenues (d)	$181,122	$205,601	$193,050	$192,917	$184,152

Income (loss) from continuing operations	$(43,297)	$(2,423)	$(10,621)	$2,415	$2,450
Income (loss) from discontinued operations (a, b)	256	445	313	286	(104)
Gain from sale of discontinued operations (a, b)	4,309	—	—	—	1,179
Cumulative effect of a change in accounting principle (c)	—	—	(109)	—	—

Net income (loss)	$(38,732)	$(1,978)	$(10,417)	$2,701	$3,525

$1 2/3 par value common stock:
Basic earnings (loss) per share from continuing operations before cumulative effect of accounting change	$(76.52)	$(4.29)	$(18.78)	$4.27	$4.37
Basic earnings per share from discontinued operations (a, b)	8.07	0.79	0.55	0.51	2.34
Basic loss per share from cumulative effect of a change in accounting principle (c)	—	—	(0.19)	—	—

Basic earnings (loss) per share	$(68.45)	$(3.50)	$(18.42)	$4.78	$6.71

Diluted earnings (loss) per share from continuing operations before cumulative effect of accounting change	$(76.52)	$(4.29)	$(18.78)	$4.26	$4.30
Diluted earnings (loss) per share from discontinued operations (a, b)	8.07	0.79	0.55	0.50	2.31
Diluted loss per share from cumulative effect of accounting change (c)	—	—	(0.19)	—	—

Diluted earnings (loss) per share	$(68.45)	$(3.50)	$(18.42)	$4.76	$6.61

Class H common stock:
Basic loss per share from discontinued operations (a)	$—	$—	$—	$—	$(0.22)
Diluted loss per share from discontinued operations (a)	$—	$—	$—	$—	$(0.22)
Cash dividends declared per share	$1.00	$1.00	$2.00	$2.00	$2.00
Total assets (d)	$148,883	$186,304	$474,268	$480,772	$448,925
Notes and loans payable (d)	$44,339	$48,171	$287,715	$301,965	$273,250
Stockholders’ equity (deficit) (e, f, g)	$(37,094)	$(5,652)	$14,442	$27,669	$24,665
Certain prior period amounts have been reclassified in the consolidated statements of operations to conform to the current year presentation.

(a)	Effective December 22, 2003, we split off Hughes Electronics Corporation (Hughes) by distributing Hughes common stock to the holders of Class H common stock in exchange for all outstanding shares of Class H common stock. Simultaneously, we sold our 19.8% retained economic interest in Hughes to News Corporation in exchange for cash and News Corporation Preferred American Depository Shares. All shares of Class H common stock were then cancelled. We recorded a net gain of $1.2 billion from the sale in 2003, and net losses from discontinued operations of Hughes were $219 million in 2003.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

(b)	In August 2007, we completed the sale of the commercial and military operations of our Allison business. The results of operations, cash flows and the 2007 gain on sale of Allison have been reported as discontinued operations for all periods presented.

(c)	As of December 31, 2005, we recorded an asset retirement obligation of $181 million in accordance with the requirements of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations.” The cumulative effect on net loss, net of related income tax effects, of recording the asset retirement obligations was $109 million or $0.19 per share on a diluted basis.

(d)	In November 2006, we sold a 51% controlling ownership interest in General Motors Acceptance Corporation (GMAC), resulting in a significant decrease in total consolidated net sales and revenues, assets and notes and loans payable.

(e)	As of December 31, 2006, we recognized the funded status of our benefit plans on our consolidated balance sheet with an offsetting adjustment to Accumulated other comprehensive income (loss) in stockholders’ equity (deficit) of $16.9 billion in accordance with the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158).

(f)	As of January 1, 2007, we recorded a decrease to Retained earnings of $425 million and an increase of $1.2 billion to Accumulated other comprehensive income in connection with the early adoption of the measurement provisions of SFAS No. 158.

(g)	As of January 1, 2007, we recorded an increase to Retained earnings of $137 million with a corresponding decrease to our liability for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

* * * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are engaged primarily in the worldwide development, production and marketing of automobiles. We develop, manufacture and market vehicles worldwide through four automotive regions: GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM) and GM Asia Pacific (GMAP) (collectively, the Automotive business). Also, our finance and insurance operations are primarily conducted through GMAC, the successor to General Motors Acceptance Corporation, a wholly owned subsidiary until November 2006 when we sold a 51% controlling ownership interest in GMAC to a consortium of investors (the GMAC Transaction). Since the GMAC Transaction, we have accounted for our 49% ownership interest in GMAC using the equity method. GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential mortgage services, automobile service contracts, personal automobile insurance coverage and selected commercial insurance coverage.

Automotive Industry

In 2007, the global automotive industry continued to show strong sales and revenue growth. Global industry vehicle sales to retail and fleet customers were 70.6 million units in 2007, representing a 4.8% increase over 2006. We expect industry sales to be approximately 73 million units in 2008. Over the past five years, the global automotive industry has experienced consistent year-to-year increases, growing 19.4% from 2003 to 2007. Overall revenue growth for the industry has averaged 7.0% per year over the last decade. Much of this growth is attributable to demand in emerging markets, such as China, where industry vehicle unit sales increased 20.4% to 8.6 million units in 2007, from 7.1 million units in 2006.

Our worldwide vehicle sales for 2007 were 9.4 million units compared to 9.1 million units in 2006. Vehicle unit sales increased for GME, GMLAAM and GMAP and declined for GMNA. Our global market share in 2007 was 13.3% compared to 13.5% in 2006. Market share increased in 2007 compared to 2006 from 9.2% to 9.5% for GME, from 17.0% to 17.2% for GMLAAM and from 6.5% to 6.9% for GMAP, and declined over the same period from 23.8% to 23.0% for GMNA.

Competition and factors such as commodity and energy prices and currency exchange imbalances continued to exert pricing pressure in the global automotive market in 2007. We expect global competition to increase over the next few years due primarily to aggressive investment by manufacturers in established markets in the United States and Western Europe and the presence of local manufacturers in key emerging markets such as China and India.

Commodity price increases, particularly for steel, aluminum, copper and precious metals have contributed to substantial cost pressures in the industry for vehicle manufacturers as well as suppliers. In addition, the historically low value of the Japanese Yen against the U.S. Dollar has benefited Japanese manufacturers exporting vehicles or components to the United States. Due in part to these pressures, industry pricing for comparably equipped products has continued to decline in most major markets. In the United States, actual prices for vehicles with similar content have declined at an accelerating pace over the last decade. We expect that this challenging pricing environment will continue for the foreseeable future.

2007 Overview

As more fully described in this Management’s Discussion and Analysis, the following items are noted regarding 2007:

•	Consolidated net sales and revenues declined by 11.9%, reflecting the de-consolidation of GMAC following the GMAC Transaction in November 2006;
•	Automotive revenues increased 3.9%;
•	2007 net loss of $38.7 billion ($68.45 per diluted share) includes valuation allowances recorded against our net deferred tax assets in the U.S., Canada and Germany of $39 billion;
•	Sold our Allison Transmission (Allison) business for $5.4 billion in cash proceeds resulting in a gain of $4.3 billion;
•	Results reflect a $1.2 billion loss on our 49% interest in GMAC;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•	Signed 2007 National Agreement that we anticipate will support our structural cost reduction plans;
•	Achieved structural cost reduction target in North American turnaround plan; and
•	Continued progress on finalization of our support for Delphi Corporation (Delphi) in emerging from bankruptcy proceedings.

2008 Priorities

As in 2007, our top priorities continue to be improving our business in North America and Europe and achieving competitiveness in an increasingly global environment, thus positioning us for sustained profitability and growth in the long term, while at the same time maintaining liquidity.

Our growth and profitability priorities for 2008 are straightforward:

•	Continue to execute great products;
•	Build strong brands and distribution channels;
•	Execute additional cost reduction initiatives;
•	Grow aggressively in emerging markets;
•	Continue development and implementation of our advanced propulsion strategy; and
•	Drive the benefits of managing the business globally.

Continue to Execute Great Products

Our first priority for 2008 is continuing to focus on product excellence by fully leveraging our global design, engineering and powertrain expertise to produce vehicles for a wide variety of regions and market segments. In North America, we plan to introduce several new vehicles in 2008 including the Pontiac G8 and Chevrolet Traverse to complement our successful 2007 introductions of the GMC Acadia, Saturn Outlook, Buick Enclave, Cadillac CTS and the Chevrolet Malibu. In emerging markets, we plan to expand and enhance our portfolio of lower cost vehicles, with special attention to fuel economy.

Build Strong Brands and Distribution Channels

Our second priority for 2008 is building strong brands and distribution channels. We plan to integrate our product and marketing strategies and believe that if we achieve product excellence, stronger brands will result. In addition, we plan to build brand equity with a special focus on key car segments. Programs in 2008 are intended to enhance the effectiveness of our marketing, particularly using digital marketing. Finally, we propose to leverage competitive advantages like the OnStar telematics systems, which is available in more than 50 GM vehicles throughout the world. We also plan to accelerate our channel strategy of combining certain brands in a single dealership, which we believe will differentiate products and brands more clearly, enhance dealer profitability and provide us with greater flexibility in product portfolio and technology planning.

Execute Additional Cost Reduction Initiatives.

Our third priority for 2008 is addressing costs by executing additional cost reduction initiatives. As discussed below under “Key Factors Affecting Future and Current Results,” we have taken action in a number of areas to reduce legacy and structural costs. In 2007, we achieved our announced target of reducing certain annual structural costs in GMNA and Corporate and Other primarily related to labor, pension and other post-retirement costs by $9 billion, on average, less than those costs in 2005. We have also reduced structural costs as a percentage of global automotive revenue to below 30% for 2007 from 34% in 2005, and have announced global targets of 25% by 2010 and 23% by 2012. We also plan to reduce structural costs as a percentage of global automotive revenue by pursuing manufacturing capacity utilization of 100% or more in higher cost countries, and will continue to assess what specific actions may be required based on trends in industry volumes and product mix.

In October 2007, we entered into a new collective bargaining agreement with the International Union, United Automobile, Aerospace and Agricultural Workers of America (UAW), including the Settlement Agreement, which we anticipate will significantly support our structural cost reduction plans when it is put into effect after January 1, 2010. Additionally, we plan to execute a collective bargaining

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

agreement with the National Automobile, Aerospace, Transportation and General Workers Union of Canada (CAW) that will support our cost reduction goals. We have announced a special attrition program available to all of our 74,000 hourly workers represented by the UAW, and we expect that participating employees will begin exiting in April 2008. We remain focused on repositioning our business for long-term competitiveness, including achieving a successful resolution to the issues related to the bankruptcy proceedings of Delphi, a major supplier and former subsidiary. We recognize, however, that near-term continuing weakness in the U.S. automotive market, and its impact on our Canadian operations that are linked to the U.S. market, will provide a significant challenge to improving earnings and cash flow, and could constrain our ability to achieve future revenue goals.

Grow Aggressively in Emerging Markets.

Our fourth 2008 priority is to focus on emerging markets and capitalize on the growth in areas such as China, India and the ASEAN region, as well as Russia, Brazil, the Middle East and the Andean region. Vehicle sales and revenues continue to grow globally, with the strongest growth in these emerging markets. In 2007, 38% of all vehicle sales took place in emerging markets; we project that in 2012, 45% of vehicles will be sold in emerging markets. In response, we are planning to expand capacity in these emerging markets, and to pursue additional growth opportunities through our relationships with Shanghai GM, GM Daewoo and other potential strategic partners, such as recently announced joint ventures in Malaysia and Uzbekistan. During 2007, key metrics such as net margin, operating income and market share showed continued growth across key emerging markets. In addition to the product and brand strategies discussed above, we plan to expand our manufacturing capacity in emerging markets in a cost effective way and to pursue new market opportunities. We believe that growth in these emerging markets will help to offset challenging near-term market conditions in mature markets, such as the U.S. and Germany.

Continue to Develop and Implement our Advanced Propulsion Strategy.

Our fifth priority for 2008 is to continue to develop and advance our alternative propulsion strategy, focused on fuel and other technologies, making energy diversity and environmental leadership a critical element of our ongoing strategy. In addition to continuing to improve the efficiency of our internal combustion engines, we are focused on the introduction of propulsion technologies which utilize alternative fuels and have intensified our efforts to displace traditional petroleum-based fuels. For example, we have entered into arrangements with battery and biofuel companies to support development of commercially viable applications of these technologies. In September 2007, we launched Project Driveway, making more than 100 Chevrolet Equinox fuel cell electric vehicles available for driving by the public in the vicinity of Los Angeles, New York City and Washington, D.C. During the fourth quarter of 2007 we introduced new hybrid models of the Chevrolet Tahoe and the GMC Yukon. We anticipate that this strategy will require a major commitment of technical and financial resources. Like others in the automotive industry, we recognize that the key challenge to our advanced propulsion strategy will be our ability to price our products to cover cost increases driven by new technology.

Drive the Benefits of Managing the Business Globally.

Our final priority for 2008 is to continue to integrate our operations around the world to manage our business on a global basis. We have been focusing on restructuring our operations and have already taken a number of steps to globalize our principal business functions such as product development, manufacturing, powertrain and purchasing to improve our performance in an increasingly competitive environment. As we build functional and technical excellence, we plan to leverage our products, powertrains, supplier base and technical expertise globally so that we can flow our existing resources to support opportunities for highest returns at the lowest cost.

Basis of Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying consolidated financial statements.

We operate in two businesses, consisting of Automotive (GM Automotive or GMA) and Financing and Insurance Operations (FIO).

Our Auto business consists of our four regional segments; GMNA, GME, GMLAAM and GMAP, which collectively constitute GMA.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Our FIO business consists of the operating results of GMAC for 2005 and the eleven months ended November 30, 2006 on a consolidated basis and includes our 49% share of GMAC’s operating results for the month of December 2006 and the full year of 2007 on an equity method basis. FIO also includes Other Financing, which includes financing entities that are not consolidated by GMAC and two special purpose entities holding automotive leases previously owned by GMAC and its affiliates that we retained having a net book value of $3.3 billion, as well as the elimination of intercompany transactions with GM Automotive and Corporate and Other.

In 2007, we changed our measure of segment operating performance from segment net income to segment pre-tax income plus equity income, net of tax and minority interest, net of tax. All prior periods have been adjusted to reflect this change. Income taxes are now evaluated on a consolidated basis only.

The results of operations and cash flows of Allison have been reported as discontinued operations for all periods presented. Historically, Allison was included in GMNA.

Consistent with industry practice, our market share information includes estimates of industry sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.

Consolidated Results of Operations

				2007 vs. 2006 Change		2006 vs. 2005 Change
	2007	2006	2005	Amount	Percentage	Amount	Percentage

Net sales and revenue:
Automotive sales	$178,199	$171,179	$158,623	$7,020	4.1%	$12,556	7.9%
Financial services and insurance revenues	2,923	34,422	34,427	(31,499)	91.5%	(5)	—

Total net sales and revenues	181,122	205,601	193,050	(24,479)	11.9%	12,551	6.5%

Costs and expenses:
Automotive cost of sales	166,259	163,742	158,254	2,517	1.5%	5,488	3.5%
Selling, general and administrative expense	14,412	13,650	13,003	762	5.6%	647	5%
Financial services and insurance expense	2,742	29,794	30,813	(27,052)	90.8%	(1,019)	3.3%
Other expenses	2,099	4,238	7,024	(2,139)	50.5%	(2,786)	39.7%

Operating loss	(4,390)	(5,823)	(16,044)	1,433	24.6%	10,221	63.7%
Equity in loss of GMAC LLC	(1,245)	(5)	—	(1,240)	n.m.	(5)	—
Automotive interest and other income (expense)	(618)	170	(1,185)	(788)	n.m.	1,355	114.3%

Loss from continuing operations before income taxes, equity income and minority interests and cumulative effect of a change in accounting principle	(6,253)	(5,658)	(17,229)	(595)	10.5%	11,571	67.2%
Income tax expense (benefit)	37,162	(3,046)	(6,046)	40,208	n.m.	3,000	49.6%
Equity income, net of tax	524	513	610	11	2.1%	(97)	15.9%
Minority interests, net of tax	(406)	(324)	(48)	(82)	25.3%	(276)	n.m.

Loss from continuing operations before cumulative effect of a change in accounting principle	(43,297)	(2,423)	(10,621)	(40,874)	n.m.	8,198	77.2%
Income from discontinued operations, net of tax	256	445	313	(189)	42.5%	132	42.2%
Gain on sale of discontinued operations, net of tax	4,309	—	—	4,309	n.m.	—	—

Loss before cumulative effect of a change in accounting principle	(38,732)	(1,978)	(10,308)	(36,754)	n.m.	8,330	80.8%
Cumulative effect of a change in accounting principle	—	—	(109)	—	—	109	n.m.

Net loss	$(38,732)	$(1,978)	$(10,417)	$(36,754)	n.m.	$8,439	81%

Automotive cost of sales rate	93.3%	95.7%	99.8%	(2.4)%	n.m.	(4.1)%	n.m.
Net margin from continuing operations before cumulative effect of a change in accounting principle	(23.9)%	(1.2)%	(5.5)%	(22.7)%	n.m.	4.3%	n.m.

n.m. = not meaningful

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

2007 Compared to 2006

Our total net sales and revenues in 2007 declined driven by the de-consolidation of GMAC in November 2006 following the GMAC Transaction, which was offset by increased Automotive sales reflecting growth outside of North America. Our operating loss decreased reflecting improved automotive results, particularly in North America, driving a total improvement of $4.6 billion. The improvement in automotive results was partially offset by the de-consolidation of GMAC, which contributed $2.2 billion of operating profit in 2006 whereas in 2007 GMAC’s results are reflected as equity income (loss) and increased costs in Corporate and Other. In addition to these factors, our loss from continuing operations increased substantially as a result of the $39 billion valuation allowance established in the third quarter against our net deferred tax assets in the United States, Canada and Germany and was also increased by our share of losses from our equity investment in GMAC totaling $1.2 billion. Net loss for 2007 also reflected the gain on sale of Allison of $4.3 billion. Further information on each of our businesses and segments is presented below.

In August 2007, we completed the sale of the commercial and military operations of Allison. The negotiated purchase price of $5.6 billion in cash plus assumed liabilities was paid at closing. The purchase price was subject to adjustment based on the amount of Allison’s net working capital and debt on the closing date, which resulted in an adjusted purchase price of $5.4 billion. A gain on the sale of Allison in the amount of $5.3 billion ($4.3 billion after-tax), inclusive of the final purchase price adjustments, was recognized in 2007. Allison, formerly a division of our Powertrain Operations, is a global leader in the design and manufacture of commercial and military automatic transmissions and a premier global provider of commercial vehicle automatic transmissions for on-highway, including trucks, specialty vehicles, buses and recreational vehicles, off-highway and military vehicles, as well as hybrid propulsion systems for transit buses. We retained our Powertrain Operations’ facility near Baltimore, which manufactures automatic transmissions primarily for our trucks and hybrid propulsion systems. The results of operations and cash flows of Allison have been reported in the consolidated financial statements as discontinued operations for all periods presented. Historically, Allison had been reported in GMNA.

2006 Compared to 2005

Our total net sales and revenues in 2006 increased as a result of higher automotive sales principally in GMNA and GMLAAM. Our operating loss decreased due to lower restructuring charges in GMNA and improved operating results across all of our automotive segments. Further information on each of our businesses and segments is presented below.

Changes in Consolidated Financial Condition

Deferred income taxes

In the third quarter of 2007, we recorded a charge of $39 billion related to establishing full valuation allowances against our deferred tax assets in the United States, Canada and Germany. See “Critical Accounting Estimates” in this MD&A for a discussion of the specific factors which lead us to this conclusion. We had determined in prior periods that valuation allowances were not necessary for our deferred tax assets in the United States, Canada and Germany based on several factors including: (1) degree to which our three-year historical cumulative losses were attributable to unusual items or charges, several of which were incurred as a result of actions to improve future profitability; (2) long duration of our deferred tax assets; and (3) expectation of continued strong earnings at GMAC and improved earnings in GMNA.

Accounts and notes receivable, net

Accounts and notes receivable were $9.7 billion at December 31, 2007 compared to $8.2 billion at December 31, 2006, an increase of $1.5 billion (or 17.6%). This increase is primarily due to increased sales across all segments totaling $.9 billion, increases of $.3 billion at GME as a result of translation of our local currency accounts into U.S. Dollars (Foreign Currency Translation) and a reduction in securitization activities and higher accrued Delphi warranty recoveries at GMNA of $.4 billion.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Inventories

Inventories at December 31, 2007 were $14.9 billion compared to $13.9 billion at December 31, 2006, an increase of $1 billion (or 7.3%). The increase is primarily due to increases in finished product of $.8 billion at GME and GMAP, Foreign Currency Translation effects of $.5 billion at GME and GMLAAM; and raw materials increases of $.3 billion at GMLAAM, GMAP and GME to support future production. These increases were partially offset by a reduction in daily rental repurchase inventory of $.2 billion at GMNA.

Financing equipment on operating leases, net

Equipment on operating leases, net, at December 31, 2007 was $6.7 billion compared to $11.8 billion at December 31, 2006, a decrease of $5.1 billion (or 43.1%). The decrease is due to the planned reduction of Equipment on operating leases, net which we retained as part of the GMAC Transaction.

Automotive accounts payable (principally trade)

Automotive accounts payable at December 31, 2007 was $29.4 billion compared to $26.9 billion at December 31, 2006, an increase of $2.5 billion (or 9.3%). The increase in accounts payable is primarily related to product mix in GMNA of $.9 billion and Foreign Currency Translation effects which resulted in increases totaling $1.3 billion across all regions.

Financing debt

Financing debt at December 31, 2007 was $4.9 billion compared to $9.4 billion at December 31, 2006, a decrease of $4.5 billion (or 48%). The decrease in debt is due to the planned repayment of debt of $3.4 billion secured by equipment on operating leases which we retained as part of the GMAC Transaction combined with payments on short term and long-term debt of $.8 billion and $.3 billion, respectively.

Financing other liabilities and deferred income taxes

Financing other liabilities and deferred income taxes at December 31, 2007 were $.9 billion compared to $1.9 billion at December 31, 2006, a decrease of $1 billion (or 55.1%). The decrease is due to a $1 billion payment to GMAC for amounts owed under the GMAC sales agreement to restore their tangible equity balance to contractually required levels.

Further information on each of our businesses and geographic regions is discussed below.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Operations Financial Review

				2007 vs. 2006 Change		2006 vs. 2005 Change
	2007	2006	2005	Amount	Percentage	Amount	Percentage
	(Dollars in millions)

Total net sales and revenue	$178,199	$171,435	$158,879	$6,764	3.9%	$12,556	7.9%

Automotive cost of sales	165,632	164,107	157,531	1,525	.9%	6,576	4.2%
Selling, general and administrative expense	13,590	12,965	12,560	625	4.8%	405	3.2%
Other expenses	—	—	812	—	—	(812)	n.m.

Operating loss	(1,023)	(5,637)	(12,024)	4,614	81.9%	6,387	53.1%
Automotive interest and other income (expense)	(961)	(698)	(1,688)	(263)	37.7%	990	58.6%

Loss from continuing operations before income taxes, equity income and minority interests and cumulative effect of a change in accounting principle	(1,984)	(6,335)	(13,712)	4,351	68.7%	7,377	53.8%
Equity income, net of tax	522	521	596	1	.2%	(75)	12.6%
Minority interests, net of tax	(406)	(334)	(112)	(72)	21.6%	(222)	198.2%

Loss from continuing operations before income taxes	$(1,868)	$(6,148)	$(13,228)	$4,280	69.6%	$7,080	53.5%

Cumulative effect of a change in accounting principle	$—	$—	$(109)	$—	$—	$109	n.m.
Income from discontinued operations, net of tax	$256	$$445	$313	$(189)	42.5%	$132	42.2%
Gain on sale of discontinued operations, net of tax	$4,309	$—	$—	$4,309	n.m.	$—	—
Automotive cost of sales rate	92.9%	95.7%	99.2%	(2.8)%	n.m.	(3.5)%	n.m.
Net margin from continuing operations before income taxes, equity income and minority interests and cumulative effect of a change in accounting principle	(1.1)%	(3.7)%	(8.6)%	2.6%	n.m.	4.9%	n.m.

	(Volume in thousands)
Production Volume (a)	9,286	9,181	9,051	105	1.1%	130	1.4%
Vehicle Unit Sales (b):
Industry	70,649	67,401	65,084	3,248	4.8%	2,317	3.6%
GM	9,370	9,093	9,179	277	3%	(86)	(.9)%
GM market share — Worldwide	13.3%	13.5%	14.1%	(.2)%	n.m.	(.6)%	n.m.

n.m. = not meaningful

(a)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.
(b)	Vehicle unit sales primarily represent sales to the ultimate customer.

The following discussion highlights key changes in operating results by Automotive region. The drivers of these changes are discussed in the regional analysis that follows this section.

2007 Compared to 2006

Industry Global Vehicle Sales

Industry unit sales grew strongly in all regions outside North America in 2007. Industry unit sales increased in the Asia Pacific region 1.6 million units (or 8.2%) to 20.8 million units in 2007; Europe grew 1.2 million units (or 5.5%) to 23.1 million units in 2007; and, the Latin America/Africa/Mid-East region increased 1.1 million units (or 17.7%) to 7.2 million units in 2007. Industry sales decreased in North America by 599,000 units (or 3.0%), to 19.6 million units compared to 20.2 million units in 2006.

GM Global Vehicle Sales

Our worldwide vehicle unit sales increased to the second highest global sales total in our history, and the third consecutive year that we sold more than 9 million vehicles. Vehicle unit sales increased by 201,000 at GMLAAM, 188,000 at GMAP and 179,000 at GME, offset by a decline in vehicle units sales in GMNA of 291,000.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Our global production volume increased 105,000 units over 2006. Production increased year-over-year in all regions outside North America. Production volume increased most notably at GMAP by 335,000 units and at GMLAAM by 130,000 units, whereas GMNA declined by 382,000 units.

Total Net Sales and Revenue

The increase in Total net sales and revenues was driven by increases of $5.5 billion at GMAP, $4.3 billion at GMLAAM and $4.1 billion at GME, offset by a decline in Total net sales and revenue of $4.2 billion at GMNA as well as $2.9 billion in incremental inter-segment eliminations.

Automotive Cost of Sales

The increase in Automotive cost of sales resulted from increases of $4.8 billion at GMAP, $4.4 billion at GME and $3.5 billion at GMLAAM, offset by a decline in Automotive cost of sales of $8.3 billion at GMNA as well as $2.9 billion in incremental inter-segment eliminations.

Selling, General and Administrative Expense

The increase in Selling, general and administrative expense was driven by increases of $.3 billion at GMAP, $.2 billion at each of GME and GMLAAM, offset by a decrease of $.1 billion at GMNA.

Automotive Interest and Other Income (Expense)

The degradation in Automotive interest and other income (expense) resulted due to a $823 million decrease in interest and other income at GMAP, offset by increases in net expense of $271 million at GMLAAM, $219 million at GME and $74 million at GMNA.

Equity Income, Net of Tax

Equity income, net of tax, was relatively flat overall in 2007; but, we recorded increases of $60 million at GMAP due to continued growth at GM Daewoo, $15 million at GMLAAM, $8 million at GME, offset by a decrease of $82 million at GMNA.

Minority Interests, Net of Tax

The increase in Minority interests, net of tax results from increased earnings of consolidated affiliates, most notably $76 million at GMAP in 2007.

Income from Discontinued Operations, net of taxes

In August 2007, we completed the sale of the commercial and military operations of Allison, resulting in a gain of $4.3 billion, net of tax. Exclusive of the gain on sale, Income from discontinued operations, net of tax was $256 million, $445 million and $313 million in 2007, 2006 and 2005, respectively.

2006 Compared to 2005

Industry Global Vehicle Sales

All regions outside North America experienced growth in industry unit volume compared to 2005. The Asia Pacific region increased 1.1 million units (or 6.2%) to 19.2 million units in 2006, Latin America/Africa/Mid-East region increased 794,000 units (or 15.0%) to 6.1 million units in 2006 and Europe increased 784,000 units (or 3.7%) to 21.9 million units in 2006. Industry sales decreased in North America by 376,000 units (or 1.8%), to 20.2 million units compared to 20.6 million units in 2005.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Global Vehicle Sales

We reported increases in worldwide vehicle unit sales in 2006 in all regions outside North America. GMAP increased 184,000 units (or 17.3%), GMLAAM increased 152,000 units (or 17.2%) and GME increased 19,000 units (or 1%). Vehicle unit sales declined at GMNA by 441,000 units (or 8.4%).

Our global production volume increased 130,000 units over 2005. Production volumes increased year-over-year at GMAP by 334,000 units and by 55,000 units at GMLAAM, offset most notably by a decline of 207,000 units at GMNA.

Total Net Sales and Revenue

Total net sales and revenues increased worldwide during 2006, driven by increases of $5.3 billion at GMNA, $4.7 billion at GMAP, $2.8 billion at GMLAAM and $1.3 billion at GME, offset by $1.5 billion in incremental inter-segment eliminations.

Automotive Cost of Sales

The increase in Automotive cost of sales resulted from increases of $3.9 billion at GMAP, $2.3 billion at GMNA and $2.2 billion at GMLAAM, offset by a decline in Automotive cost of sales of $.3 billion at GME as well as $1.5 billion in incremental inter-segment eliminations.

Selling, General and Administrative Expense

The increase in Selling, general and administrative expense was driven by increases of $.4 billon at GMAP, $.2 billion at GME, $.1 billion at GMLAAM, offset by a decrease of $.3 billion at GMNA.

Other Expenses

Other expense decreased to zero in 2006 resulting from a $.8 billion decrease at GMAP.

Automotive Interest and Other Income (Expense)

The improvement in Automotive interest and other income (expense) in 2006 resulted primarily due to improvements of $.8 billion at GMAP and $.1 billion at GMNA.

Equity Income, net of tax

Equity income, net of tax, decreased in 2006 principally due to a $152 million increase at GMNA offset by decreases of $162 million at GMAP and $66 million at GME.

Minority Interests, net of tax

Minority interests, net of tax increased in all regions except GME during 2006. The increase resulted primarily due to an increase of $172 million at GMAP.

Cumulative Effect of a Change in Accounting Principle

Effective December 31, 2005 we adopted Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 relates to legal obligations associated with retirement of tangible long-lived assets that result from acquisition, construction, development or normal operation of a long-lived asset. We performed an analysis of such obligations associated with all real property owned or leased, including plants, warehouses and offices. Our estimates of conditional asset retirement obligations related, in the case of owned properties, to costs estimated to be necessary for the legally required removal or

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

remediation of various regulated materials, primarily asbestos. Asbestos abatement was estimated using site-specific surveys where available and a per square foot estimate where surveys were unavailable. For leased properties, such obligations related to the estimated cost of contractually required property restoration. Refer to Note 17. The application of FIN 47 resulted in a charge of $109 million, after-tax, in 2005 presented as a cumulative effect of a change in accounting principle. The liability for conditional asset retirement obligations as of December 31, 2007 and 2006 was $222 million and $193 million, respectively.

We evaluate our Automotive business and make certain decisions using supplemental categories for variable expenses and non-variable expenses. We believe these categories provide us with useful information and that investors would also find it beneficial to view the business in a similar manner.

We believe contribution costs, structural costs and impairment, restructuring and other charges provide meaningful supplemental information regarding our expenses because they place Automotive expenses into categories that allow us to assess the cost performance of GMA. We use these categories to evaluate our expenses, and believe that these categories allow us to readily view operating trends, perform analytical comparisons, benchmark expenses among geographic segments and assess whether the turnaround and globalization strategy for reducing costs is on target. We use these categories for forecasting purposes, evaluating management and determining our future capital investment allocations. Accordingly, we believe these categories are useful to investors in allowing for greater transparency of supplemental information used by management in our financial and operational decision-making.

While we believe that contribution costs, structural costs and impairment, restructuring and other charges provide useful information, there are limitations associated with the use of these categories. Contribution costs, structural costs and impairment, restructuring and other charges may not be completely comparable to similarly titled measures of other companies due to potential differences between companies in the exact method of calculation. As a result, these categories have limitations and should not be considered in isolation from, or as a substitute for, other measures such as Automotive cost of sales and Selling, general and administrative expense. We compensate for these limitations by using these categories as supplements to Automotive cost of sales and Selling, general and administrative expense.

	Years Ended December 31,
	2007	2006	2005
	(Dollars in billions)

Automotive net sales and revenues	$178	$171	$159
Contribution costs (a)	$124	$119	$110
Structural costs (b)	$53	$51	$55
Impairment, restructuring and other charges (c)	$2	$7	$5

(a)	Contribution costs are expenses that we consider to be variable with production. The amount of contribution costs included in Automotive cost of sales was $123 billion, $118 billion and $109 billion in 2007, 2006 and 2005, respectively, and those costs were comprised of material cost, freight and policy and warranty expenses. The amount of contribution costs classified in Selling, general and administrative expenses was $1 billion in 2007, 2006 and 2005 and these costs were incurred primarily in connection with our dealer advertising programs.

(b)	Structural costs are expenses that do not generally vary with production and are recorded in both Automotive cost of sales and Selling, general and administrative expense. Such costs include manufacturing labor, pension and other postretirement employee benefits (OPEB) costs, engineering expense and marketing related costs. Certain costs related to restructuring and impairments that are included in Automotive cost of sales are also excluded from structural costs. The amount of structural costs included in Automotive cost of sales was $40 billion, $39 billion and $44 billion in 2007, 2006 and 2005, respectively, and the amount of structural costs included in Selling, general and administrative expense was $13 billion, $12 billion and $11 billion in 2007, 2006 and 2005, respectively.

(c)	Impairment, restructuring and other charges are included in Automotive cost of sales.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Contribution Costs

Contribution costs in 2007 totaled $124 billion, an increase of $5 billion from 2006. The increase was a result of Foreign Currency Translation, accounting for $3.7 billion, richer product mix and increased policy and warranty costs. Overall material performance was flat year-over-year as improvements realized from supplier productivity, global sourcing and optimizing supplier footprints offset higher raw material costs and product enhancements on new vehicles. Increased global prices for steel, aluminum, copper and precious metals increased contribution costs by $1.3 billion in 2007 versus 2006. Contribution costs as a percentage of revenue increased to 69.5% in 2007 from 69.4% 2006.

Contribution costs in 2006 totaled $119 billion, an increase of $9 billion from 2005. The increase was a result of increased material costs and higher levels of vehicle content and product mix, as well as higher freight cost. Material performance was slightly favorable year-over-year. Contribution costs as a percentage of revenue increased slightly to 69.4% in 2006 from 69.2% in 2005.

Structural Costs

Automotive structural costs were $53 billion in 2007, an increase of $2 billion from 2006. Costs in 2007 were driven higher by the impact of Foreign Currency Translation and lower gains on commodity derivatives contracts related to purchases of raw materials. Global engineering and product development costs were higher in 2007 reflecting increased global vehicle development and advanced technology spending. Total structural cost expenditures were higher in GMAP and GMLAAM reflecting higher production costs and new product launches associated with volume growth. OPEB costs were reduced in 2007 at GMNA primarily due to the 2005 UAW Health Care Settlement Agreement and manufacturing labor costs declined as production-related headcount levels were reduced by the 2006 UAW Attrition Program. As a percentage of revenue, structural costs declined to 29.7% in 2007 from 29.9% in 2006.

Structural costs were $51 billion in 2006, a decrease of $4 billion from 2005. Cost reductions in GMNA of over $6 billion were the primary reason for this reduction, partially offset by structural cost increases in GMLAAM and GMAP as we continued to invest in infrastructure to support the higher unit production and sales volumes in those regions. Consolidation of GM Daewoo also increased 2006 structural costs in GMAP by over $1 billion as compared to 2005 since GM Daewoo was consolidated on June 30, 2005. As a percentage of revenue, structural costs declined to 29.9% in 2006 from 34.6% in 2005.

Impairment, Restructuring and Other Charges

We incurred certain expenses primarily related to restructuring and asset impairments, which are included in Automotive cost of sales. Additional details regarding these expenses are included in Notes 20, 21 and 22 of our consolidated financial statements. These expenses are comprised of:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)

2006 UAW Attrition Program	$—	$6,385	$—
Restructuring initiatives	918	(412)	3,183
Asset impairments	279	686	2,052
Change in amortization period for pension prior service costs	1,310	—	—
Other	(85)	188	—

Total	$2,422	$6,847	$5,235

The 2007 amounts are related to the following:

•	$918 million of total charges for restructuring initiatives as follows: GMNA, $290 million; GME, $579 million; GMAP, $49 million.
•	$265 million for product-specific asset impairments at GMNA and $14 million at GMAP.
•	$1.3 billion of additional pension expense at GMNA related to the accelerated recognition of unamortized prior service cost.
•	Adjustment of $85 million in conjunction with cessation of production at a previously divested business.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

The 2006 amounts are related to the following:

•	$6.4 billion net charge related to the program under the UAW Attrition Program primarily for payments to employees of $2.1 billion and for the curtailment charges associated with our U.S. hourly pension, OPEB, and extended disability plans as a result of the 2006 UAW Attrition Program of $4.3 billion.
•	Net reduction of $412 million for various restructuring and other matters. GMNA recorded favorable revisions of $1.1 billion to the reserves recorded in the fourth quarter of 2005 related to plant capacity actions, as a result of the favorable effects of the 2006 UAW Attrition Program and to the reserve for postemployment benefits, primarily due to higher than anticipated headcount reductions associated with plant idling activities. This was partially offset by other charges for restructuring initiatives of $146 million at GMNA, $437 million at GME, $43 million at GMLAAM and $16 million at GMAP.
•	$405 million for product-specific asset impairment charges at GMNA, $60 million at GME and $61 million at GMAP, as well as impairment charges of $70 million and $89 million for the write-down of plant facilities at GMNA and GME, respectively.
•	$224 million recorded in conjunction with cessation of production at a previously divested business, partially offset by a $36 million adjustment related to the sale of the majority of our investment in Suzuki.

The 2005 amounts are related to the following:

•	$3.2 billion associated with restructuring initiatives. Of this, $2.1 billion was incurred at GMNA, including $1.8 billion for employee related costs in connection with the restructuring initiatives announced in the fourth quarter of 2005, and $222 million associated with a voluntary salaried early retirement program and other separation programs related to the U.S. salaried workforce. GME recognized separation and contract cancellation charges of $1.1 billion, mainly related to the restructuring plan announced in the fourth quarter of 2004. In addition, GMAP recognized separation costs of $55 million related to restructuring activities at GM Holden in Australia.
•	$2.1 billion for product-specific asset impairment charges, of which $689 million was at GMNA, $262 million was at GME, $150 million at GMLAAM and $64 million at GMAP related to the write-down of product-specific assets. Also includes $887 million of impairment charges related to the write-down of plant facilities at GMNA.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results

GM North America

				2007 vs. 2006 Change		2006 vs. 2005 Change
	2007	2006	2005	Amount	Percentage	Amount	Percentage
	(Dollars in millions)

Total net sales and revenue	$112,448	$116,653	$111,376	$(4,205)	3.6%	$5,277	4.7%

Automotive cost of sales	106,097	114,373	112,088	(8,276)	7.2%	2,285	2.0%
Selling, general and administrative expense	8,316	8,456	8,770	(140)	1.7%	(314)	3.6%

Operating loss	(1,965)	(6,176)	(9,482)	4,211	68.2%	3,306	34.9%
Automotive interest and other income (expense)	(1,325)	(1,399)	(1,539)	74	5.3%	140	9.1%

Loss from continuing operations before income taxes, equity income and minority interests and cumulative effect of a change in accounting principle	(3,290)	(7,575)	(11,021)	4,285	56.6%	3,446	31.3%
Equity income (loss), net of tax	22	104	(48)	(82)	78.8%	152	n.m.
Minority interests, net of tax	(46)	(63)	1	17	27.0%	(64)	n.m.

Loss from continuing operations before income taxes	$(3,314)	$(7,534)	$(11,068)	$4,220	56.0%	$3,534	31.9%

Cumulative effect of a change in accounting principle	$—	$—	$(83)	$—	n.m.	$83	n.m.
Income from discontinued operations, net of tax	$256	$445	$313	$(189)	42.5%	$132	42.2%
Gain on sale of discontinued operations, net of tax	$4,309	$—	$—	$4,309	n.m.	$—	n.m.
Automotive cost of sales rate	94.4%	98.0%	100.6%	(3.6)%	n.m.	(2.6)%	n.m.
Net margin from continuing operations before income taxes, equity income and minority interests and cumulative effect of a change in accounting principle	(2.9)%	(6.5)%	(9.9)%	3.6%	n.m.	3.4%	n.m.

	(Volume in thousands)
Production Volume (a):
Cars	1,526	1,821	1,834	(295)	(16.2)%	(13)	(0.7)%
Trucks	2,741	2,828	3,022	(87)	(3.1)%	(194)	(6.4)%

Total	4,267	4,649	4,856	(382)	(8.2)%	(207)	(4.3)%

Vehicle Unit Sales (b):
Industry — North America	19,592	20,191	20,567	(599)	(3.0)%	(376)	(1.8)%
GMNA	4,516	4,807	5,248	(291)	(6.1)%	(441)	(8.4)%
GM market share — North America	23.0%	23.8%	25.5%	(0.8)%	n.m.	(1.7)%	n.m.
Industry — U.S.	16,474	17,060	17,456	(586)	(3.4)%	(396)	(2.3)%
GM market share — U.S. industry	23.5%	24.2%	25.9%	(0.7)%	n.m.	(1.7)%	n.m.
GM cars market share — U.S. industry	19.4%	20.7%	22.6%	(1.3)%	n.m.	(1.9)%	n.m.
GM trucks market share — U.S. industry	27.0%	27.1%	28.5%	(0.1)%	n.m.	(1.4)%	n.m.

n.m. = not meaningful

(a)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.
(b)	Vehicle unit sales primarily represent sales to the ultimate customer.

2007 Compared to 2006

Industry Vehicle Sales

Industry vehicle sales in North America decreased due to weakness in the economy resulting from a decline in the housing market and rising and volatile gas prices. We expect that the weakness in the U.S. economy will result in challenging near-term market conditions in GMNA.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Total Net Sales and Revenue

Total net sales and revenue decreased due to a decline in volumes, net of favorable mix, of $4.6 billion, which was partially offset by the impact of favorable pricing on vehicles sold of $.4 billion, related to the recently launched fullsize pick-up trucks. The decrease in volume was driven by a reduction in year-end dealer inventories of 160,000 units from 2006 year-end levels as a result of lower U.S. industry sales volumes and the impact of our declining market share in the United States and a reduction in daily rental volume of 108,000 units.

Automotive Cost of Sales

Automotive cost of sales decreased due to restructuring and impairment charges of $.5 billion in 2007, compared to $6.2 billion in 2006. In 2006, we recorded restructuring charges related to the UAW Attrition Program which were not incurred in 2007. Also contributing to the decrease in 2007 were: (1) lower production volumes, partially offset by mix which had a favorable net impact of $3.8 billion; (2) savings on retiree pension/OPEB costs of $1.8 billion, primarily due to the 2005 UAW Health Care Settlement Agreement; and (3) manufacturing savings of $1 billion from lower hourly headcount levels driven by the UAW Attrition Program and productivity improvements.

These cost reductions were partially offset by: (1) $1.3 billion of additional expense due to the accelerated recognition of pension unamortized prior service costs (Refer to Note 15); (2) higher material and freight costs of $.8 billion; (3) higher warranty related costs of $.5 billion primarily as a result of favorable adjustments to warranty reserves in 2006 which did not occur in 2007; (4) higher engineering costs of $.6 billion related to increased investment in future products; (5) higher foreign exchange losses of $.3 billion due to the appreciation of the Canadian Dollar against the U.S. Dollar; and (6) a decrease of $.5 billion on gains from commodity derivative contracts used to hedge forecasted purchases of raw materials.

Automotive cost of sales rate decreased due to the reduction in labor and pension costs driven by the 2006 UAW Attrition Program.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased due to ongoing cost reduction initiatives as well as a reduction in dealerships we own.

Automotive Interest and Other Income (Expense)

Automotive interest and other expense decreased primarily due to reductions in debt balances with other segments utilizing certain proceeds from the Allison sale.

Equity Income (Loss), net of tax

Equity income decreased due to decreased income from GMNA’s investment in New United Motor Manufacturing, Inc. (NUMMI) as a result of increased project spending and pre-production expenses due to the upcoming launch of the new Vibe and increases in material, freight and labor costs.

Income from Discontinued Operations, net of tax

In August 2007, we completed the sale of the commercial and military operations of Allison, resulting in a gain of $4.3 billion. Income and the gain on sale from this business have been reported as discontinued operations for all periods presented.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

2006 Compared to 2005

Industry Vehicle Sales

Industry vehicle sales in North America decreased due to very strong 2005 sales levels and some weakness in the economy in 2006.

Total Net Sales and Revenue

Total net sales and revenue increased primarily due to favorable mix, which more than offset declines in volume.

Automotive Cost of Sales

Automotive cost of sales increased primarily due to increases in restructuring and impairment charges of $2.5 billion, driven by charges for: (1) the 2006 UAW Attrition Program of $6.4 billion in 2006; (2) net reductions in vehicle and facility impairment charges of $1 billion; and (3) net reductions in the closed plant and other restructuring initiatives totaling $2.8 billion.

These increases were offset by: (1) $1.5 billion in reduced costs due to lower production volumes, which were partially offset by mix; (2) savings on retiree pension/OPEB costs of $2.8 billion, due to the 2005 UAW Health Care Settlement Agreement; (3) manufacturing savings of $1 billion from lower hourly headcount levels driven by the 2006 UAW Attrition Program; (4) lower warranty related costs of $.2 billion; (5) lower engineering costs of $.4 billion; (6) lower tooling amortization of $.3 billion; and (7) an increase of $.3 billion in gains from commodity derivative contracts used to hedge forecasted purchases of raw materials.

Automotive cost of sales rate decreased primarily due to the increase in revenue described above.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased primarily due to reduced advertising and sales promotion expense of $540 million, and reduced administrative expense due to GMNA cost reduction initiatives.

Automotive Interest and Other Income (Expense)

Automotive interest and other expense decreased due to the gain on the sale of our Mesa, Arizona proving grounds in 2006 of $270 million.

Equity Income (Loss), net of taxes

Equity income increased due to improved operating results from GMNA’s investment in NUMMI.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Europe

				2007 vs. 2006 Change		2006 vs. 2005 Change
	2007	2006	2005	Amount	Percentage	Amount	Percentage
	(Dollars in millions)

Total net sales and revenue	$37,397	$33,278	$31,942	$4,119	12.4%	$1,336	4.2%

Automotive cost of sales	35,254	30,868	31,202	4,386	14.2%	(334)	1.1%
Selling, general and administrative expense	2,781	2,600	2,406	181	7.0%	194	8.1%

Operating loss	(638)	(190)	(1,666)	(448)	n.m.	1,476	88.6%
Automotive interest and other income (expense)	97	(122)	(128)	219	179.5%	6	4.7%

Loss from continuing operations before income taxes, equity income and minority interests and cumulative effect of a change in accounting principle	(541)	(312)	(1,794)	(229)	73.4%	1,482	82.6%
Equity income, net of tax	44	36	102	8	22.2%	(66)	64.7%
Minority interests, net of tax	(27)	(21)	(49)	(6)	28.6%	28	57.1%

Loss from continuing operations before income taxes	$(524)	$(297)	$(1,741)	$(227)	76.4%	$1,444	82.9%

Cumulative effect of a change in accounting principle	$—	$—	$(21)	$—	—	$21	n.m.
Automotive cost of sales rate	94.3%	92.8%	97.7%	1.5%	n.m.	(4.9)%	n.m.
Net margin from continuing operations before income taxes, equity income and minority interests and cumulative effect of a change in accounting principle	(1.4)%	(.9)%	(5.6)%	(.5)%	n.m.	4.7%	n.m.

	(Volume in thousands)
Production Volume (a)	1,828	1,806	1,858	22	1.2%	(52)	(2.8)%
Vehicle Unit Sales (b):
Industry — Europe	23,069	21,876	21,092	1,193	5.5%	784	3.7%
GM Europe	2,182	2,003	1,984	179	8.9%	19	1.0%
GM market share — Europe	9.5%	9.2%	9.4%	.3%	n.m.	(.2)%	n.m.
GM market share — Germany	9.5%	10.1%	10.8%	(.6)%	n.m.	(.7)%	n.m.
GM market share — United Kingdom	15.2%	14.3%	14.7%	.9%	n.m.	(.4)%	n.m.
GM market share — Russia	9.6%	6.5%	4.6%	3.1%	n.m.	1.9%	n.m.

n.m. = not meaningful

(a)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.
(b)	Vehicle unit sales primarily represent sales to the ultimate customer, including unit sales of Chevrolet brand products in the region. The financial results from sales of Chevrolet brand products are reported as part of GMAP as those units are sold by GM Daewoo.

2007 Compared to 2006

Industry Vehicle Sales

The 1.2 million (or 5.5%) growth in industry vehicle unit sales in 2007 primarily resulted from an increase of 680,000 vehicles (or 33.5%) in Russia; increases in Italy, the Ukraine, France, Poland, the United Kingdom, and various other markets in central and southeastern Europe, which were partially offset by a decrease of 290,000 vehicles (or 7.7%) in Germany.

Total Net Sales and Revenue

Total net sales and revenue increased due to: (1) a favorable impact of $2.9 billion in Foreign Currency Translation, driven mainly by the strengthening of the Euro, British Pound and Swedish Krona versus the U.S. Dollar; (2) an increase of $1.6 billion due to higher wholesale sales volume outside of Germany; and (3) an increase of $.4 billion due to improvements in pricing outside of Germany, primarily on the Corsa. Offsetting these increases was a decrease of $1.3 billion related to lower wholesale volumes and unfavorable pricing in Germany.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In line with the industry trends noted above, GME’s revenue, which excludes sales of Chevrolet brand products, increased most significantly in Russia, where wholesale volumes were up 51,000 units (or 215%), followed by the United Kingdom, where wholesale volumes were up 35,000 units (or 9.2%). Wholesale volumes in Germany declined by 68,000 units (or 18.9%).

Automotive Cost of Sales

Automotive cost of sales increased due to: (1) an unfavorable impact of $2.9 billion as a result of Foreign Currency Translation; (2) an increase of $.5 billion for unfavorable vehicle and country mix, primarily as a result of higher freight and duties associated with vehicles imported into Russia and from Korea; and (3) an increase of $.4 billion related to higher wholesale sales volume.

Automotive cost of sales rate deteriorated during 2007 primarily due to the unfavorable impact of vehicle and country mix in Automotive cost of sales, partially offset by the favorable impact of price in Total net sales and revenue.

Selling, General, and Administrative Expense

Selling, general and administrative expense increased primarily due to Foreign Currency Translation.

Automotive Interest and Other Income (Expense)

Automotive interest and other income (expense) increased primarily as a result of a $.1 billion favorable settlement of VAT claims with the U.K. tax authorities.

2006 Compared to 2005

Industry Vehicle Sales

Industry vehicle sales grew 784,000 vehicles (or 3.7%) during 2006 primarily due to increases of 373,000 vehicles (or 22.6%) in Russia, 157,000 vehicles (or 4.4%) in Germany, 122,000 vehicles (or 39.2%) in the Ukraine and 108,000 vehicles (or 4.3%) in Italy, which were offset by decreases of 98,000 vehicles (or 12.8%) in Turkey and 94,000 vehicles (or 3.3%) in the United Kingdom.

Total Net Sales and Revenue

Total net sales and revenue increased primarily due to: (1) an increase of $.3 billion due to improvements in pricing, primarily associated with the Zafira and Corsa; (2) an increase of $.3 billion related to vehicle mix, primarily associated with the Zafira and Astra; (3) a $.2 billion favorable impact associated with increased volume on parts and accessories; (4) a favorable impact of $.2 billion due to Foreign Currency Translation; and (5) an increase of $.2 billion for inclusion of a full year’s results of the European Powertrain organization in 2006, as opposed to a partial year’s results in 2005 following the dissolution of the Fiat joint venture.

Automotive Cost of Sales

Automotive cost of sales decreased due to: (1) a decrease in restructuring and impairment charges of $.7 billion; (2) lower material costs of $.3 billion; (3) an increase of $.2 billion related to vehicle mix, primarily associated with the Zafira; (4) a $.1 billion increase attributed to increased volume on parts and accessories; (5) a $.1 billion unfavorable impact due to Foreign Currency Translation; and (6) an increase of $.2 billion for inclusion of a full year’s results of the European Powertrain organization in 2006, as opposed to a partial year’s results in 2005 following the dissolution of the Fiat joint venture.

Automotive cost of sales rate improved during 2006 as a result of lower separation costs.

Selling, General, and Administrative Expense

Selling, general, and administrative expense increased primarily due to an increase in commercial expense.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Equity Income, net of tax

Equity income, net of tax decreased in 2006 due to a 2005 change in Polish tax law, which had generated additional equity income in 2005.

GM Latin America/Africa/Mid-East

				2007 vs. 2006 Change		2006 vs. 2005 Change
	2007	2006	2005	Amount	Percentage	Amount	Percentage
	(Dollars in millions)

Total net sales and revenue	$18,894	$14,627	$11,851	$4,267	29.2%	$2,776	23.4%

Automotive cost of sales	16,776	13,305	11,077	3,471	26.1%	2,228	20.1%
Selling, general and administrative expense	1,009	764	623	245	32.1%	141	22.6%

Operating income	1,109	558	151	551	98.7%	407	n.m.
Automotive interest and other income (expense)	240	(31)	(108)	271	n.m.	77	71.3%

Income from continuing operations before income taxes, equity income and minority interests and cumulative effect of a change in accounting principle	1,349	527	43	822	156.0%	484	n.m.
Equity income, net of tax	31	16	15	15	93.8%	1	6.7%
Minority interests, net of tax	(32)	(25)	(11)	(7)	28.0%	(14)	127.3%

Income from continuing operations before income taxes	$1,348	$518	$47	$830	160.2%	$471	n.m.

Cumulative effect of a change in accounting principle	$—	$—	$(2)	$—	0.0%	$2	n.m.
Automotive cost of sales rate	88.8%	91.0%	93.5%	(2.2)%	n.m.	(2.5)%	n.m.
Net margin from continuing operations before income taxes, equity income and minority interests and cumulative effect of a change in accounting principle	7.1%	3.6%	0.4%	3.5%	n.m.	3.2%	n.m.

	(Volume in thousands)
Production Volume(a)	960	830	775	130	15.7%	55	7.1%
Vehicle Unit Sales(b):
Industry — LAAM	7,181	6,104	5,310	1,077	17.7%	794	15.0%
GMLAAM	1,236	1,035	883	201	19.4%	152	17.2%
GM market share — LAAM	17.2%	17.0%	16.6%	0.2%	n.m.	0.4%	n.m.
GM market share — Brazil	20.3%	21.3%	21.3%	(1.0)%	n.m.	0.0%	n.m.

n.m. = not meaningful

(a)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.
(b)	Vehicle unit sales primarily represent sales to the ultimate customer.

2007 Compared to 2006

Industry Vehicle Sales

Industry vehicle sales in the LAAM region increased because of strong growth throughout the region. This included increases in Brazil of 535,000 vehicles (or 27.7%), Venezuela of 148,000 vehicles (or 43.0%), Argentina of 119,000 vehicles (or 26.3%), the Middle East (excluding Israel) of 93,000 vehicles (or 6.0%), Colombia of 59,000 vehicles (or 30.8%), Egypt of 57,000 vehicles (or 36.1%), and Israel of 41,000 (or 26.6%) during 2007. Industry vehicle sales in South Africa declined by 34,000 vehicles (or 5.2%).

Total Net Sales and Revenue

Total net sales and revenue increased due to: (1) $2.9 billion in higher volumes across most GMLAAM business units, including increases in Brazil, Venezuela and Argentina, which more than offset a small decrease in Ecuador; (2) favorable impact of Foreign Currency Translation of $.7 billion, primarily related to the Brazilian Real and Colombian Peso; (3) favorable vehicle pricing of $.5 billion; and (4) favorable vehicle mix of $.2 billion.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive Cost of Sales

Automotive cost of sales increased due to: (1) increased volume impact in the region of $2.3 billion; (2) unfavorable Foreign Currency Translation of $.7 billion, which also includes the impact of foreign exchange losses as a result of translating amounts payable in a currency other than the local currency; (3) higher content cost of $.3 billion; and (4) unfavorable product mix impact of $.1 billion.

Automotive cost of sales rate improved due to higher pricing and favorable product mix.

Selling, General and Administrative Expense

Selling, general and administrative expense increased due to: (1) a $66 million charge recorded in GM do Brasil during the second quarter of 2007 for additional retirement benefits under a government sponsored pension plan; (2) unfavorable Foreign Currency Translation impact of $40 million; (3) an increase in the cost of these expenses compared to 2006 of $29 million; and (4) $105 million of increased administrative, marketing and other expenses throughout the region in support of the higher volume levels.

Automotive Interest and Other Income (Expense)

Automotive interest and other income (expense) improved due to: (1) a gain of $194 million in 2007 recorded as a result of GM do Brasil’s favorable resolution of prior tax cases; (2) reversals of previously established tax accruals of $81 million in 2007 associated with duties, federal excise tax and related matters that were no longer required; and (3) income of $25 million in South Africa relating to increased export incentives due to increases in volume of exports. These increases were partially offset by: (1) a $64 million charge related to previously recorded tax credits in GM do Brasil; and (2) $56 million of settlement and fines related to information submitted to the Brazil tax authorities for material included in consignment contracts at one of our facilities.

2006 Compared to 2005

Industry Vehicle Sales

Industry vehicle sales in the LAAM region increased by 794,000 vehicles (or 15.0%) during 2006 as compared to 2005. This included increases in Brazil of 214,000 vehicles (or 12.5%), the Middle East of 193,000 vehicles (or 12.7%), Venezuela of 115,000 vehicles (or 50.3%), South Africa of 82,000 vehicles (or 14.4%), Argentina of 64,000 vehicles (or 16.3%), Egypt of 59,000 vehicles (or 60.2%) and Colombia of 50,000 vehicles (or 34.7%).

Total Net Sales and Revenue

Total net sales and revenue increased due to: (1) $1.4 billion in increased volumes across most GMLAAM business units, including increased revenues in Venezuela, Colombia, South Africa, the Middle East and Brazil, which more than offset a decrease in Chile; (2) favorable vehicle pricing of $.7 billion; and (3) favorable effects of Foreign Currency Transaction of $.2 billion.

Automotive Cost of Sales

Automotive cost of sales increased due to: (1) increased volume in the region of $1.1 billion; (2) higher content cost of $.4 billion; and (3) unfavorable Foreign Currency Translation effects of $.4 billion.

Automotive cost of sales rate improved due to higher pricing and favorable product mix.

Selling, General and Administrative Expense

Selling, general and administrative expense increased due to: (1) unfavorable Foreign Currency Translation effects of $25 million; (2) increases in the cost of these expenses as compared to the cost in 2005 of $18 million; and (3) increased administrative, marketing and other expenses of $99 million throughout the region in support of the higher volume levels.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive Interest and Other Income (Expense)

Automotive interest and other income (expense) improved due to: (1) a decrease in interest expense of $74 million on short-term borrowings in GM do Brasil due to reduced short-term debt outstanding; and (2) a general increase in interest income of $23 million spread throughout the region. These factors were partially offset by: (1) an increase in interest expense of $15 million on short-term borrowings in Venezuela due primarily to increased short-term debt outstanding; and (2) unfavorable Foreign Currency Translation effects of $16 million.

GM Asia Pacific

				2007 vs. 2006 Change		2006 vs. 2005 Change
	2007	2006	2005	Amount	Percentage	Amount	Percentage
	(Dollars in millions)

Total net sales and revenue	$21,003	$15,532	$10,846	$5,471	35.2%	$4,686	43.2%

Automotive cost of sales	19,004	14,182	10,249	4,822	34.0%	3,933	38.4%
Selling, general and administrative expense	1,473	1,145	761	328	28.6%	384	50.5%
Other expense	—	—	812	—	0.0%	(812)	100.0%

Operating income (loss)	526	205	(976)	321	156.6%	1,181	121.0%
Automotive interest and other income	31	854	87	(823)	96.4%	767	n.m.

Income (loss) from continuing operations before income taxes, equity income and minority interests and cumulative effect of a change in accounting principle	557	1,059	(889)	(502)	47.4%	1,948	n.m.
Equity income, net of tax	425	365	527	60	16.4%	(162)	30.7%
Minority interests, net of tax	(301)	(225)	(53)	(76)	33.8%	(172)	n.m.

Income (loss) from continuing operations before income tax	$681	$1,199	$(415)	$(518)	43.2%	$1,614	n.m.

Cumulative effect of a change in accounting principle	$—	$—	$(3)	$—	0.0%	$3	n.m.
Automotive cost of sales rate	90.5%	91.3%	94.5%	(0.8)%	n.m.	(3.2)%	n.m.
Net margin from continuing operations before income taxes, equity income and minority interests and cumulative effect of a change in accounting principle	2.7%	6.8%	(8.2)%	(4.1)%	n.m.	15.0%	n.m.

	(Volume in thousands)
Production Volume (a)(b)	2,231	1,896	1,562	335	17.7%	334	21.4%
Vehicle Unit Sales (a)(c):
Industry — Asia Pacific	20,808	19,231	18,115	1,577	8.2%	1,116	6.2%
GMAP	1,436	1,248	1,064	188	15.1%	184	17.3%
GM market share — Asia Pacific (d)	6.9%	6.5%	5.9%	0.4%	n.m.	0.6%	n.m.
GM market share — Australia	14.2%	15.4%	17.8%	(1.2)%	n.m.	(2.4)%	n.m.
GM market share — China (d)	12.1%	12.3%	11.6%	(0.2)%	n.m.	0.7%	n.m.

n.m. = not meaningful

(a)	Includes GM Daewoo, Shanghai GM and SAIC-GM-Wuling Automobile Co., Ltd. (SGMW) joint venture production/sales. We own 34% of SGMW and under the joint venture agreement have significant rights as a member as well as the contractual right to report SGMW global sales as part of our global market share.
(b)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.
(c)	Vehicle unit sales primarily represent sales to the ultimate customer.
(d)	Includes SGMW joint venture sales.

2007 Compared to 2006

Industry Vehicle Sales

Industry vehicle sales in the Asia Pacific region increased due to strong growth in China and India. In 2007, industry sales increased by 1.4 million vehicles (or 20.4%) in China, increased by 246,000 vehicles (or 14.1%) in India and increased by 87,000 vehicles (or 9.1%) in Australia. The growth from these markets more than offset a decline of 385,000 vehicles (or 6.7%) in Japan. China’s vehicle market

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

remained strong in 2007 and increased to 8.5 million vehicles during 2007, compared to 7.1 million vehicles during 2006. GMAP continued to capitalize on the demand in the China passenger and light commercial vehicle markets. GMAP increased its vehicle sales in the Asia Pacific region in part due to strong sales in China where volumes exceeded 1 million vehicles in 2007.

GMAP market share increased due to increased market share in India driven by the launch of the Chevrolet Spark and the performance of other new models in the portfolio. Although our market share in Japan did not change, our overall regional market share was favorably impacted due to the decline in the Japanese market. Our market share in China declined due to continued robust industry growth at a faster pace than our volume growth and more intense competition. Our market share in Australia decreased because of an industry shift to small segments, away from GM Holden’s (Holden) traditional strength. This change was attributable to relatively less expensive imports from Japan and Korea and the shift by major fleet buyers to small segments. Our market share in Thailand declined due to relatively aged models currently in production and political uncertainties on the industry, which had a greater adverse impact on those manufacturers with smaller market share. Our market share in South Korea also declined due to competitive pressure and product cycle, with several vehicles leaving our lineup and expected to be replaced in 2008 and beyond.

Total Net Sales and Revenue

Total net sales and revenue increased due to: (1) a $3.5 billion increase in GM Daewoo export sales to a diverse global customer base, which was driven by the Captiva/Winstrom launch; (2) a $1.2 billion favorable effect of Foreign Currency Translation, primarily related to the Australian Dollar and Euro; and (3) an increase in domestic unit sales in the remainder of the region.

Automotive Cost of Sales

Automotive cost of sales increased due to: (1) a 30% increase in GM Daewoo export volumes amounting to $2.9 billion; (2) higher product engineering expenses at GM Daewoo of $.2 billion and at Holden of $.1 billion; and (3) effect of Foreign Currency Translation primarily related to the Australian Dollar and Korean Won of $.8 billion.

Automotive cost of sales rate decreased due to material cost performance and efficiencies primarily in GM Daewoo.

Selling, General and Administrative Expense

Selling, general and administrative expense increased due to higher consumer influence, sales promotion and selling expense amounting to $181 million and increased administrative and other expenses amounting to $147 million in line with the growth in business across various operations in the region.

Automotive Interest and Other Income

Automotive interest and other income decreased due to: (1) a non-recurring gain of $.7 billion in 2006 for the sale of our equity stake in Suzuki, which reduced our ownership from 20.4% to 3.7%; and (2) the non-recurring gain of $.3 billion in 2006 for the sale of our remaining investment in Isuzu.

Equity Income, net of tax

Equity income increased due to improved performance at Shanghai GM, offset by decreased equity income due to the sale of part of our equity stake in Suzuki during 2006.

Minority Interests, net of tax

Minority interests increased due to the growth of income at GM Daewoo.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

2006 Compared to 2005

Industry Vehicle Sales

Industry vehicle sales in the Asia Pacific region increased due to strong growth in China, where industry vehicle sales increased 23.6% to 7.1 million vehicles during 2006, compared to 5.7 million vehicles during 2005. GMAP increased its vehicle sales in the Asia Pacific region due to the growth in China.

GMAP market share increased due to increased market share in China as we capitalized on the strong industry growth. Our market share in Australia declined due to the industry shift to small segments.

Consolidation of GM Daewoo

Beginning in June 2005, we consolidated GM Daewoo as a result of our obtaining majority ownership. This change primarily drives the increase in Total net sales and revenues, Automotive cost of sales, Selling, general and administrative expense and Minority interests, net of tax.

Other Expense

Other Expense was zero in 2006 compared to $.8 billion expense in 2005 due to the write-down to fair market value of our investment in FHI.

Automotive Interest and Other Income

Automotive interest and other income increased due to:  (1) a gain of $.7 billion for the sale of our equity stake in Suzuki, which reduced our ownership from 20.4% to 3.7% in 2006 and (2) a gain of $.3 billion from the sale of our remaining investment in Isuzu in 2006.

Equity Income, net of tax

Equity income, net of tax decreased due to the sale of our equity stake in Suzuki during 2006.

FIO Financial Review

Our FIO business includes the consolidated operating results of GMAC’s lines of business consisting of Automotive Finance Operations, Mortgage Operations, Insurance, and Other, which includes GMAC’s Commercial Finance business and GMAC’s equity investment in Capmark Financial Group (previously GMAC Commercial Mortgage). In the GMAC Transaction in November 2006, we sold a 51% controlling interest in GMAC to FIM Holdings LLC (FIM Holdings). Our remaining interest in GMAC is accounted for using the equity method. Also included in FIO are the financing entities that are not consolidated by GMAC as well as two special purpose entities holding automotive leases previously owned by GMAC and its affiliates that were retained by us as part of the GMAC Transaction. Therefore, in 2007, FIO’s operations primarily reflected our 49% share of the operating results of GMAC as compared to 2006, which included 11 months of fully consolidated GMAC operations and one month of its 49% share of operating results of GMAC.

2007 Compared to 2006

FIO reported a loss before income taxes of $.7 billion in 2007 compared to income before income taxes of $1.9 billion in 2006. This change was primarily due to lower operating results at GMAC during 2007. See the commentary below for a detailed discussion of the events and factors contributing to this change in GMAC’s consolidated operating results, of which we record our proportionate share as equity income beginning in December 2006.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC reported net loss available to members of $2.5 billion in 2007 compared to net income available to members of $2.1 billion in 2006. GMAC’s net losses in 2007 reflect the adverse effects of the continued disruption in the mortgage, housing and capital markets on the Mortgage business and lower levels of realized capital gains by the Insurance business, which more than offset the continued strong performance in the Global Automotive Finance business. Mortgage results were adversely affected by domestic economic conditions, including delinquency increases in the mortgage loans held for investment portfolio and a significant deterioration in the securitization and residential housing markets. The Mortgage business was also affected by a downturn in certain foreign mortgage and capital markets. The disruption of mortgage, housing and capital markets has contributed to a lack of liquidity, depressed asset valuations, additional loss provisions related to credit deterioration and lower production levels.

Global Automotive Finance Operations benefited in 2007 from lower interest expense and higher gains on sales and servicing fee income due to an acceleration of its transition to an originate-to-distribute model in the United States, which resulted in higher levels of off-balance sheet securitizations and whole-loan sales.

Mortgage losses increased significantly in 2007 compared to 2006. During 2007, the mortgage and capital markets experienced severe stress due to credit concerns and housing market contractions in the United States. During the second half of the year, these negative market conditions spread to the foreign markets in which GMAC’s Mortgage business operates, predominantly in the United Kingdom and Continental Europe, and to the residential homebuilders in the United States. The reduced accessibility to cost efficient capital in the secondary markets has made the residential mortgage industry even more capital intensive. In the short-term, it is probable the mortgage industry will continue to experience both declining mortgage origination volumes and reduced total mortgage indebtedness due to the deterioration of the nonprime and nonconforming mortgage market. Due to these market factors, including interest rates, the business of acquiring and selling mortgage loans is cyclical. The industry is experiencing a downturn in this cycle. The Mortgage business does not expect the current market conditions to turn favorable in the near term.

The persistence of the global dislocation in the mortgage and credit markets may continue to negatively affect the value of GMAC’s mortgage-related assets. These markets continue to experience greater volatility, less liquidity, widening of credit spreads, repricing of credit risk and a lack of price transparency. The Mortgage business operates in these markets with exposure to loans, trading securities, derivatives and lending commitments. Mortgage’s accessibility to capital markets continues to be restricted, both domestically and internationally, impacting the renewal of certain facilities and the cost of funding. It is difficult to predict how long these conditions will exist and which markets, products and businesses will continue to be affected. Accordingly, these factors could continue to adversely impact Mortgage’s results of operations in the near term.

As a result, GMAC conducted a goodwill impairment test of its Mortgage business in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), during the third quarter of 2007. Based upon the results of their assessment, GMAC concluded that the carrying value of goodwill of its Mortgage business exceeded its fair value and recorded an impairment loss of $455 million. We reduced our investment in GMAC by $223 million for our share of GMAC’s impairment loss and recorded a charge to Equity in loss of GMAC LLC during 2007.

Insurance Operations’ net income decreased in 2007 due to a lower level of realized capital gains.

FIO’s Other Financing reported income before income taxes of $.5 billion in 2007 compared to a loss before income taxes of $.4 billion in 2006. This increase was due to: (1) $2 billion of additional revenue in 2007 for two special purpose entities holding outstanding leases previously owned by GMAC, which were included in GMAC’s net income for the first 11 months of 2006; and (2) a $2.9 billion loss on the GMAC Transaction recorded in 2006. These favorable items were partially offset by: (1) a $.3 billion increase in interest expense on lease assets; and (2) a $2.5 billion decrease in depreciation expense in 2006 on GMAC’s long-lived assets classified as held for sale.

2006 Compared to 2005

FIO reported income before income taxes of $1.9 billion in 2006 compared to $3.5 billion in 2005. This decrease of 46%, or $1.6 billion from 2005 to 2006, was primarily due to the GMAC Transaction. In 2006, FIO net income of $1 billion includes 12 months of activity for GMAC comprised of 11 months of operations as a wholly-owned subsidiary totaling $2.2 billion of income and one month of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

equity loss of $5 million as a result of the sale of a controlling interest in GMAC to FIM Holdings LLC. All comparisons for the GMAC activity below are on a 12 month basis.

Global Automotive Finance Operations’ net income for 2006 increased 7.8% when compared to 2005. Net income was positively impacted by $.4 billion related to the write-off of certain net deferred tax liabilities as part of the conversion of GMAC to a limited liability corporation during November 2006. Results for 2006 include an unfavorable after-tax earnings impact of $.1 billion from a $1 billion debt tender offer to repurchase certain deferred interest debentures.

Net income for GMAC’s ResCap mortgage subsidiary in 2006 declined 31% when compared to 2005. The 2006 operating results were adversely affected by domestic economic conditions especially during the fourth quarter. These developments were offset by the conversion to a limited liability corporation for income tax purposes, which resulted in the elimination of a $.5 billion net deferred tax liability. Excluding the benefit realized from the conversion to a limited liability company, Mortgage’s net income was $.2 billion.

Insurance Operations’ reported net income of $1.1 billion in 2006 compared to $.4 billion in 2005. The increase in income is mainly a result of higher realized capital gains of $1 billion in 2006 as compared to $.1 billion in 2005. Underwriting results were favorable primarily due to increased insurance premiums and service revenue earned and improved loss and loss adjustment expense experience partially offset by higher expenses.

GMAC’s Other segment had a net loss of $1 billion in 2006 compared to a loss of $.3 billion in 2005. The increased loss was mainly due to the decline in income from Capmark Financial Group of $.2 billion due to the sale of 79% interest of the business in March 2006, goodwill impairment charges of $.7 billion, higher loss provisions, and the tax impact related to GMAC’s conversion to a limited liability corporation.

FIO’s Other Financing reported a loss before income taxes of $.4 billion in 2006 compared to $27 million in 2005. This change was primarily due to: (1) a $2.9 billion loss on the GMAC Transaction recorded in 2006; and (2) a $2.5 billion decrease in depreciation expense in 2006 on GMAC’s long-lived assets classified as held for sale.

 Corporate and Other Operations

				2007 vs. 2006 Change		2006 vs. 2005 Change
	2007	2006	2005	Amount	Percentage	Amount	Percentage
	(Dollars in millions)

Total net sales and revenues	$—	$(256)	$(256)	$256	100%	$—	—

Automotive cost of sales	627	(365)	723	992	n.m.	(1,088)	150.5%
Selling, general and administrative expense	822	685	443	137	20%	242	54.6%
Other expense	2,354	1,065	5,997	1,289	121%	(4,932)	82.2%

Operating loss	(3,803)	(1,641)	(7,419)	(2,162)	131.7%	5,778	77.9%
Automotive interest and other income (expense)	184	453	503	(269)	59.4%	(50)	9.9%

Loss from continuing operations before income taxes, equity income and minority interests and cumulative effect of a change in accounting principle	(3,619)	(1,188)	(6,916)	(2,431)	n.m.	5,728	82.8%
Income tax expense (benefit)	37,129	(3,881)	(7,239)	41,010	n.m.	3,358	46.4%
Equity income, net of tax	2	3	20	(1)	33.3%	(17)	85.0%
Minority interests, net of tax	12	—	7	12	—	(7)	100.0%

Net income (loss)	$(40,734)	$2,696	$350	$(43,430)	n.m.	$2,346	670.3%

n.m. = not meaningful

Corporate and Other includes certain centrally recorded income and costs, such as interest and income taxes, corporate expenditures, the elimination of inter-region transactions and costs related to pension and OPEB for Delphi retirees and retirees of other divested businesses for which we have retained responsibility. Automotive interest and other income (expense) in prior years includes eliminations between our Automotive business and GMAC.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

2007 Compared to 2006

Automotive cost of sales and Selling, general and administrative expense increased $1.1 billion in 2007 compared to 2006. Pension expense increased $251 million in 2007 as the result of the accelerated recognition of unamortized prior service cost. Ongoing legacy costs were lower in 2007 by more than $100 million due to changes in U.S. salaried pension and OPEB plans and the 2005 UAW Health Care Settlement Agreement. Expenses were lower in 2006 due to a curtailment gain of $600 million associated with pension/OPEB expense related to the GMAC transaction, and reductions of $250 million related to the elimination of intersegment transactions with GMAC recorded in Automotive cost of sales in 2006. These transactions are no longer eliminated in 2007, as we no longer consolidate GMAC.

Other expense increased $1.3 billion in 2007 compared to 2006. Other expense in 2007 of $2.4 billion was comprised of charges of $1.5 billion related to the Delphi benefit guarantee, a charge to pension expense of $552 million for the Delphi portion of the 2007 National Agreement negotiations and $255 million related to transactions with other FIO. In 2006 Other expense was comprised of a charge of $500 million related to the Delphi benefit guarantee and $565 million of expenses related to transactions with GMAC, which did not recur in 2007.

Automotive interest and other income (expense) decreased due to the effect of the elimination of interest expense related to GMAC in 2006, partially offset by higher interest income in 2007.

Loss from continuing operations before income taxes, equity income and minority interests and cumulative effect of a change in accounting principle was $3.6 billion in 2007 compared to $1.2 billion in 2006. Income tax expense was $37.1 billion in 2007, compared to a benefit of $3.9 billion in 2006. The increase is attributable to the valuation allowance of $39 billion we established in 2007 against our net deferred tax assets in the U.S., Canada and Germany.

2006 Compared to 2005

Automotive cost of sales and Selling, general and administrative expense decreased $846 million in 2006 compared to 2005. The decrease was due primarily to a decrease of $1.1 billion in OPEB expense resulting from the 2005 UAW Health Care Settlement Agreement that reduced legacy costs related to employee benefits of divested businesses for which we have retained responsibility and the OPEB curtailment gain related to the GMAC Transaction noted above. This was partially offset by $250 million of increased administrative expenses, driven by higher outside consulting and information technology expenditures.

Other expense decreased due to a $5.5 billion charge recorded in 2005 related to the Delphi benefit guarantee pertaining to the contingent exposures relating to Delphi’s Chapter 11 filing, compared to the $500 million charge recorded during 2006.

Automotive interest and other income (expense) was offset by the elimination of certain transactions with GMAC.

Loss from continuing operations before income taxes, equity income and minority interests and cumulative effect of a change in accounting principle decreased by $5.7 billion in 2006 compared to 2005. Income tax benefit was $3.9 billion in 2006 compared to $7.2 billion in 2005.

Key Factors Affecting Future and Current Results

The following discussion identifies the key factors, known events and trends that could affect our future results.

North American Turnaround Plan

Our top priorities continue to be improving our business in North America and achieving competitiveness in an increasingly global environment, thus positioning us for sustained profitability and growth in the long term, while maintaining liquidity. We have been

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

systematically and aggressively implementing our turnaround plan for GMNA’s business to return the operations to profitability and positive cash flow as soon as possible. Our turnaround plan for GMNA is built on four elements:

•	Product excellence;
•	Revitalizing sales and marketing strategy;
•	Accelerating cost reductions and quality improvements; and
•	Addressing health care/legacy cost burden.

The following update describes what we have done so far to achieve these elements:

Product Excellence.

We continue to focus significant attention on maintaining consistent product freshness by introducing new vehicles frequently and reducing the average vehicle lifecycle. In 2008 we expect that a significant percentage of our retail sales will come from vehicles launched in the prior 18 months, such as the Cadillac CTS and the Chevrolet Malibu, Buick Lucerne and Saturn Aura, our fullsize trucks and sport utility vehicles and our mid-size crossovers, the Saturn Outlook, GMC Acadia and Buick Enclave. In the fourth quarter of 2007, we launched two of these vehicles — the Cadillac CTS and the Chevrolet Malibu, both of which achieved robust sales volumes as well as significant industry awards, the Chevrolet Malibu receiving the 2008 North America Car of the Year award, and the Cadillac CTS being named the 2008 Motor Trend Car of the Year. Entering 2008, we expect the Cadillac CTS and the Chevrolet Malibu, as well as the upcoming launches of the Pontiac G8 and Chevrolet Traverse to contribute favorably to restoring our brand health.

We anticipate capital spending in North America of approximately $5 billion in 2008, which would be comparable to 2007 levels. GMNA will allocate capital and engineering resources to support more fuel-efficient vehicles, including hybrid vehicles in the United States, and is increasing production of active fuel management engines and six-speed transmissions. During the fourth quarter of 2007, we introduced new 2-mode hybrid models of the Chevrolet Tahoe and the GMC Yukon. In addition, we are undertaking a major initiative in alternative fuels through sustainable technologies such as E85 Flex Fuel vehicles, which run on gasoline, ethanol or any combination of the two fuels. In September 2007, we launched Project Driveway, which will make more than 100 Chevrolet Equinox fuel cell electric vehicles available for driving by the public in the vicinity of Los Angeles, New York City and Washington, D.C.

Revitalize Sales and Marketing Strategy.

We are pursuing a revised sales and marketing strategy by focusing on clearly differentiating our brands, optimizing our distribution network, growing in key metropolitan markets and re-focusing our marketing efforts on the strength and value of our products. Since early 2006, our promotion strategy has emphasized our brands and vehicles, rather than price incentives. In addition, we have begun increasing advertising in support of new products and specific marketing initiatives, including price incentives, to improve our sales performance in key under-developed states. Our pricing strategy, improved quality, product execution, reduced sales to daily rental fleets and a strong market for used vehicles resulted in higher residual values and higher average transaction prices for our cars and trucks. For 2008, we plan to accelerate the alignment of our U.S. brands into four distinct dealer channels: Chevrolet, Saturn, Buick/Pontiac/GMC and Cadillac/Hummer/Saab. We expect that this will enhance dealer profitability and, over time, facilitate more highly differentiated products and brands. Continued weakness in the U.S. automotive market will be a significant challenge for us in the near-term, as more fully discussed in “Near-Term Market Challenges.”

Accelerate Cost Reductions and Quality Improvements.

Since the November 2005 announcement of our strategy to reduce structural costs in the manufacturing area, we have introduced a variety of initiatives to accomplish that strategy. In 2007, we achieved our announced target of reducing certain annual structural costs primarily related to labor, pension and other post retirement costs in GMNA and Corporate and other by $9 billion, on average, less than those costs in 2005. This improvement is due largely to the success of attrition programs which reduced the number of our hourly employees by 34,400, the effect of the resulting pension remeasurement, as well as a number of other items including the 2005 Health Care Settlement Agreement with the UAW, reductions in pensions for salaried employees and caps on healthcare costs for salaried retirees. In 2008, we have implemented an additional voluntary special attrition program, for which all 74,000 UAW-represented

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

employees are eligible to participate, including 46,000 employees who are currently eligible for retirement. We continue to focus on our long-term goal of reducing our global automotive structural costs of revenues as a percentage of 2005 revenues to less than 25% by 2010. For 2007, global automotive structural costs were less than 30% of revenue. We believe that the new collective bargaining agreement entered into in October 2007 (2007 National Agreement) provides additional cost reduction opportunities, particularly in the areas of healthcare costs and savings from the implementation of the Tier II wage structure and, accordingly, have revised our previously announced target for further reductions in structural costs as a percent of revenues from 25% in 2010 to 23% by 2012.

Reducing material costs remains a critical part of GMNA’s overall long-term cost reduction plans. In 2007, improved performance in purchasing was more than offset by improvements and content additions on new vehicle programs and higher commodity prices for steel and non-ferrous metals. Looking forward, we expect that commodity pricing pressures will remain flat or improve modestly. We also expect to reduce a substantial portion of the cost premiums we have historically paid to Delphi for systems and components over the next three to five years. The savings will be offset by various labor and transitional subsidies, so that we expect to achieve annual net savings over the medium term of approximately $500 million. Full realization of such savings depends on Delphi’s successful emergence from bankruptcy protection on the terms that Delphi has negotiated with us (see Delphi Bankruptcy below).

We continue our aggressive pursuit of material cost reductions via improvements in our global processes for product development, which will enable further commonization and application of parts among vehicle architectures, as well as through the continued use of the most competitive supply sources globally and the extensive use of benchmarking and supplier footprint optimization. By leveraging our global reach to take advantage of economies of scale in purchasing, engineering, advertising, salaried employment levels and indirect material costs, we seek to continue to achieve cost reductions. We have seen significant improvements in both warranty and other quality related costs over the past several years, which have enabled the implementation of the extended powertrain warranty. In 2008, we plan to continue to focus on reducing these costs through continued investment in product development and new technology.

Vehicle quality demonstrates continued improvements in 2007. Our recent vehicle launches are performing at record warranty levels, and our Buick and Cadillac brands were first and third, respectively, in the most recent JD Power Vehicle Dependability Study. We have also experienced an 89% decrease in the number of vehicles included in safety and non-compliance recall campaigns since 2005. In 2008, we will maintain our focus on improving our vehicle quality.

Address Health Care/Legacy Cost Burden.

Addressing the legacy cost burden of health care for employees and retirees in the United States is one of the critical challenges we face. For the past three years we have worked with the UAW and our other U.S. labor unions to find solutions to this challenge. In October 2005, we announced the 2005 UAW Health Care Settlement Agreement, which modified postretirement healthcare benefits for UAW active employees, retirees and their eligible dependents to require monthly contributions, deductibles and co-pay obligations for the first time. In October 2007, we signed a Memorandum of Understanding — Post-Retirement Medical Care (Retiree MOU) with the UAW, now superseded by the Settlement Agreement currently pending for court approval (Settlement Agreement). The Settlement Agreement executed in connection with the 2007 National Agreement will incorporate and supersede the 2005 UAW Health Care Settlement Agreement when it is implemented on the later of January 1, 2010 or the date when all appeals or challenges to court approval of the Settlement Agreement have been exhausted (Implementation Date).

We began recognizing benefits from the 2005 UAW Health Care Settlement Agreement during the three months ended September 30, 2006. The remeasurement of the U.S. hourly OPEB plans as of March 31, 2006 generated a $1.3 billion in OPEB expense and $14.5 billion reduction in the OPEB obligation, including the Mitigation Plan as described in Note 15 to our consolidated financial statements. In April 2006, we reached a tentative agreement with the International Union of Electrical Workers Communications Workers of America (IUE-CWA) to reduce healthcare costs that is similar to the 2005 UAW Health Care Settlement Agreement. This agreement was ratified by the IUE-CWA membership in April 2006 and received court approval in November 2006. The IUE-CWA healthcare agreement reduced our 2007 OPEB expense by $.1 billion and OPEB obligation by $.5 billion. The IUE-CWA collective bargaining agreement expired in the fourth quarter of 2007, and we anticipate that our new collective bargaining agreement with the IUE-CWA will include arrangements similar to those contemplated by the Settlement Agreement.

We also increased our U.S. salaried workforce’s participation in the cost of healthcare. In January 2007 we established a cap on our contributions to salaried retiree healthcare at the level of our 2006 expenditures. In the future, when average costs exceed established

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

limits, we will make additional plan changes that affect cost-sharing features of program coverage, effective with the start of the following calendar year. Program changes may include, but are not limited to, higher monthly contributions, deductibles, coinsurance, out-of-pocket maximums and prescription drug payments. We have also reduced the levels of coverage for corporate-paid life insurance for salaried retirees.

The 2007 National Agreement provides for a permanent shift in responsibility for retiree healthcare liabilities of $47 billion to a new benefit plan to be established and funded by the New VEBA, promptly after the Implementation Date. We believe that our initiatives in this area will reduce our U.S. healthcare related cash payments to $2 billion per year, beginning in 2010, reduced from $4.6 billion in 2007.

We will continue to work with our employees, healthcare providers and the U.S. government to find solutions to the critical issues posed by the rising cost of healthcare. The Settlement Agreement provides that we will publicly support federal policies to improve the quality and affordability of healthcare and work cooperatively with the UAW toward that goal. We have agreed with the UAW to form a National Institute for Health Care Reform, which will conduct research and analyze the current medical delivery system in the United States, develop targeted and broad-based reform proposals to improve the quality, affordability and accountability of the system and educate the public, policymakers and others about how these reforms could address the deficiencies of the current system. Our initiatives to reduce healthcare costs during 2007 also included using the global purchasing process to identify more cost-effective suppliers and auditing the eligibility of plan participants as well as working with the UAW and other vehicle manufacturers to support a variety of federal legislation that would reduce employer healthcare costs.

Near-Term Market Challenges

In the near-term, we expect the challenging market conditions that developed in the third quarter of 2007 in North America and Germany to continue.

In North America, the turmoil in the mortgage and credit markets, continued reductions in housing values, high energy prices and the threat of a recession have had a negative impact on consumer’s willingness to purchase our products. These factors have contributed to lower unit sales in North America in 2007 and, combined with shifts in consumer preferences towards cars and away from fullsize trucks and utility vehicles, have negatively impacted our results as such larger vehicles are among our more profitable products. We expect these lower unit sales to continue in the near-term. In addition, competition in fullsize trucks has increased, resulting in increased consumer incentives as compared to our earlier expectations.

The German market experienced a 7.7% decrease in unit sales volumes during 2007 compared to 2006. While we had anticipated a drop in unit sales volumes during early 2007 as a result of increases in taxes on automobiles, however, we did not expect that the decrease would continue through the entire 2007 calendar year and into the near-term future. In response to this industry-wide volume decline, competitors increased consumer incentives to maintain volume. We expect that these increased consumer incentives will continue in the near-term. In addition, significant uncertainty developed in the market reflecting a new factor — the impact new European environmental regulations would have on the German automotive market. This further constrained volumes as consumers delayed purchases over the uncertainty of the cost of these new environmental regulations on automobiles. Finally, the global effect of the turmoil in the credit markets and increased oil prices continued to diminish consumers’ ability and willingness to purchase new vehicles in Germany as well as other markets.

2007 National Agreement

On October 10, 2007, the 2007 National Agreement between us and the UAW and the related Retiree MOU were ratified. The 2007 National Agreement covers the wages, hours and terms and conditions of employment for UAW-represented employees. The Retiree MOU has been superseded by the Settlement Agreement executed in February 2008. The Settlement Agreement provides that responsibility for providing retiree health care will permanently shift from us to a new retiree plan funded by the New VEBA. Final effectiveness of the Settlement Agreement is subject to a number of conditions as described below, but we have already begun executing certain provisions of the Settlement Agreement. Following are the key terms and provisions of the 2007 National Agreement and the Settlement Agreement.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

2007 National Agreement

The 2007 National Agreement established a new wage and benefit package for new hires (Tier II Wage) in certain non-core positions including but not limited to material movement, kitting, sequencing, certain stampings and certain sub-assemblies. New hires in Tier II Wage positions will receive base wages of approximately $15 per hour versus approximately $28 per hour for existing employees.

In addition, Tier II Wage new hires will have higher cost sharing arrangements for active healthcare coverage, a cash balance pension plan and receive a $1 per hour 401(k) contribution in lieu of a defined benefit postretirement medical benefit plan. In addition, the agreement provides lump sum payments of $3,000 in 2007 and 3%, 4% and 3% of wages in 2008, 2009 and 2010, respectively, for traditional employees. We will amortize each of these lump sum payments over the 12-month period following the payment. Finally, pension benefit increases and lump sum payments were provided to current retirees and covered employees of Delphi. As a result of these changes, we expect that our average hourly manufacturing wage rate for Tier II Wage positions will be reduced from approximately $78 per hour to $26 per hour.

Settlement Agreement

When fully implemented, the Settlement Agreement will cap our retiree healthcare obligations to UAW associated employees, retirees and dependents, as defined in the Settlement Agreement; will supersede and replace the 2005 UAW Health Care Settlement Agreement and will transfer responsibility for administering retiree healthcare benefits for these individuals to a new benefit plan to be established and funded by the New VEBA trust. Before it can become effective, the Settlement Agreement is subject to class certification, court approval and the completion of discussions between us and the SEC regarding accounting treatment for the transactions contemplated by the Settlement Agreement on a basis reasonably satisfactory to us. In light of these contingencies, no recognition to the effects of the Settlement Agreement has been made in these consolidated financial statements. The Settlement Agreement provides that on the later of January 1, 2010 or final court approval of the Settlement Agreement, we will transfer our obligations to provide covered UAW employees with post-retirement medical benefits to a new retiree health care plan (the New Plan) to be established and funded by the New VEBA.

In accordance with the Settlement Agreement, effective January 1, 2008 for bookkeeping purposes only, we will divide the existing internal VEBA into two bookkeeping accounts. One account will consist of the percentage of the existing internal VEBA’s assets as of January 1, 2008 that is equal to the estimated percentage of our hourly OPEB liability covered by the existing internal VEBA attributable to Non-UAW represented employees and retirees, their eligible spouses, surviving spouses and dependents (Non-UAW Related Account) and will have a balance of approximately $1.2 billion. The second account will consist of the remaining assets in the existing internal VEBA as of January 1, 2008 (UAW Related Account) and will have a balance of approximately $14.5 billion. No amounts will be withdrawn from the UAW Related Account, including its investment returns, from January 1, 2008 until transfer to the New VEBA.

Pursuant to the Settlement Agreement we have issued $4.4 billion principal amount of our 6.75% Series U Convertible Senior Debentures due December 31, 2012 (the Convertible Note) to LBK, LLC, a Delaware limited liability company of which we are the sole member (LBK). LBK will hold the Convertible Note until it is transferred to the New VEBA in accordance with the terms of the Settlement Agreement. Interest on the Convertible Note is payable semiannually. In accordance with the Settlement Agreement LBK will transfer any interest it receives on the Convertible Note to a temporary asset account we maintain. The funds in the temporary asset account will be transferred to the New VEBA in accordance with the terms of the Settlement Agreement.

In conjunction with the issuance of the Convertible Note, LBK and we have entered into certain cash-settled derivative instruments maturing on June 30, 2011 that will have the economic effect of reducing the conversion price of the Convertible Note from $40 to $36. These derivative instruments will also entitle us to partially recover the additional economic value provided if our Common Stock price appreciates to between $63.48 and $70.53 per share and to fully recover the additional economic value provided if our common stock price reaches $70.53 per share or above. Pursuant to the Settlement Agreement, LBK will transfer its interests in the derivatives to the New VEBA when the Convertible Note is transferred from LBK to the New VEBA.

We also issued a $4 billion short term note to LBK (the Short Term Note) pursuant to the Settlement Agreement. The Short Term Note pays interest at a rate of 9% and matures on the date that the face amount of the Short Term Note is paid with interest to the New VEBA in accordance with the terms of the Settlement Agreement. LBK will hold the Short Term Note until it matures.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

As a wholly owned consolidated subsidiary of ours, LBK will hold the convertible note, the short term note and the derivatives until they are paid or transferred to the New VEBA. As such, these three securities will be effectively eliminated in our consolidated financial statements until they are paid or transferred to the New VEBA without restrictions.

On April 1, 2008, we will make an additional contribution of $165 million to the temporary asset account. Beginning in 2009, we may be required to contribute an additional $165 million per year, limited to a maximum of an additional 19 payments, to either the temporary asset account or the New VEBA (when established). Such contributions will be required only if annual cash flow projections show that the New VEBA will become insolvent on a rolling 25-year basis. At any time, we will have the option to prepay all remaining contingent $165 million payments.

Additionally, at the initial effective date of the Settlement Agreement, we may transfer up to an additional $5.6 billion, subject to adjustment, to the New VEBA or we may instead opt to make annual payments of varying amounts between $421 million and $3.3 billion through 2020.

Delphi Bankruptcy

Background

In October 2005, Delphi filed a petition for Chapter 11 proceedings under the U.S. Bankruptcy Code for itself and many of its U.S. subsidiaries. Delphi’s financial distress and Chapter 11 filing posed significant risks to us for two principal reasons: (1) our production operations rely on systems, components and parts provided by Delphi, our largest supplier, and could be substantially disrupted if Delphi rejected its GM supply agreements or its labor agreements and thereby affected the availability or price of the required systems, components or parts; and (2) in connection with the 1999 spin-off of Delphi from GM, we provided limited guarantees of pension and OPEB benefits for hourly employees represented by the UAW, the IUE-CWA, and the United Steel Workers (USW) who were transferred to Delphi from GM (Benefit Guarantees), which could have been triggered in connection with the Chapter 11 proceedings.

Since the filing, we have worked with Delphi, its unions and other interested parties to negotiate a satisfactory resolution to Delphi’s Chapter 11 restructuring process, including several interim agreements such as the 2006 attrition and buyout programs affecting certain GM and Delphi employees. As described below, certain labor issues have been resolved among Delphi, the union, and us. The Bankruptcy Court has approved Delphi’s plan of reorganization (Delphi POR), which includes agreements between Delphi and GM (Delphi-GM Settlement Agreements) that would settle other claims. Delphi is pursuing approximately $6.1 billion of new exit financing in support of the Delphi POR, which may be difficult in light of the current challenging conditions of the U.S. and global credit markets, particularly the weakness and decline in the capacity of the market for highly leveraged loans. In its 2007 Annual Report on Form 10-K, Delphi stated that it was in discussions with its plan investors and with us regarding implementation of exit financing and that there could be no assurance as to whether such exit financing could be obtained. The plan investors’ obligation to invest in Delphi is subject to a number of conditions including Delphi’s obtaining adequate exit financing. If the investments have not closed by March 31, 2008, or a later date if the parties agree, the lead investor can terminate the investment agreement. We are exploring alternatives with Delphi in the event that the planned financing level is not achieved, including providing an additional significant portion of Delphi’s exit financing. Delphi’s emergence from Chapter 11 proceedings remains contingent upon obtaining sufficient financing for the Delphi POR, and there can be no assurance that Delphi will obtain sufficient financing or that it will emerge from bankruptcy on the terms set forth in the Delphi POR. If Delphi cannot secure the financing it needs, the Delphi POR would not be consummated on the terms negotiated with us and with other interested parties. We believe that Delphi would likely seek alternative arrangements, but there can be no assurance that Delphi would be successful in obtaining any alternative arrangements. The resulting uncertainty could disrupt our ability to plan future production and realize our cost reduction goals, and could affect our relationship with the UAW and result in our providing additional financial support to Delphi, receiving less than the distributions that we expect from the resolution of Delphi’s bankruptcy proceedings or assuming some of Delphi’s obligations to its workforce and retirees. Due to these uncertainties it is reasonably possible that additional losses could arise in the future, but we currently are unable to estimate the amount or range of such losses, if any.

Labor Settlement

In July 2007, a Memorandum of Understanding among Delphi, the UAW, and us (Delphi UAW MOU) was approved by the Bankruptcy Court, and similar labor agreements with Delphi’s other major unions have also been approved. The Delphi UAW MOU covers a number of issues, including: (1) an extension of the GM-UAW benefit guarantee and the related Delphi indemnity; (2) flowbacks by certain Delphi UAW employees; (3) settlement of a UAW claim against Delphi; and (4) GM support for certain specific Delphi sites.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In the Delphi UAW MOU, we agreed to extend the expiration date of the Benefit Guarantees with the UAW, and Delphi agreed to extend its agreement to indemnify us for Benefit Guarantee payments, from October 18, 2007 to March 31, 2008. We also agreed that the applicable Benefit Guarantees will be triggered for certain UAW employees if Delphi terminates its pension plan, ceases to provide on-going service, or fails or refuses to provide post-retirement medical benefits for those UAW employees at any time before both: (1) the execution of a comprehensive settlement agreement by Delphi and us resolving the financial, commercial and other matters between us, and (2) substantial consummation of a plan of reorganization for Delphi such as the Delphi POR, which has been confirmed by the Bankruptcy Court.

We also agreed in the Delphi UAW MOU to allow Delphi UAW employees who were on the payroll prior to October 8, 2005 to flowback to GM and be offered job opportunities at GM under certain circumstances. We permitted certain Delphi UAW represented employees who agreed to retire by September 1, 2007 under the retirement incentives agreed to by Delphi and the UAW in the Delphi UAW MOU to flowback to GM, and agreed to assume OPEB obligations for those retirees. We further committed in the Delphi UAW MOU to pay $450 million to settle a UAW claim against Delphi, which the UAW has directed us to pay directly to the External VEBA upon execution of the Delphi-GM Settlement Agreements and substantial consummation of the Delphi POR or another reorganization plan for Delphi that incorporates the Delphi-GM Settlement Agreements. Our financial contribution for payments such as retirement incentives, buyouts, buy downs and severance payments agreed to by Delphi and the UAW in the Delphi UAW MOU is covered in the Delphi-GM Settlement Agreements, as described below.

In the Delphi UAW MOU, we also agreed to make commitments to certain product programs at certain specified Delphi sites. In addition, at certain Delphi sale sites (Saginaw Steering — Saginaw, Sandusky, and Adrian) and the Delphi “Footprint” sites (Flint East, Needmore Road, and Saginaw Manufacturing), we agreed to cause the production operations and the active and inactive Delphi UAW employees to be transferred to a third party by certain dates and under certain circumstances. Finally, we agreed to provide a certain number of job opportunities at each of the Delphi “Footprint” sites.

On August 5, 2007, we entered into a Memorandum of Understanding with Delphi and the IUE-CWA (Delphi IUE-CWA MOU), which provides terms that are similar to the Delphi UAW MOU with regard to establishing terms related to the consensual triggering of the Benefit Guarantee Agreement offering an additional attrition program, and continuing operations at certain Delphi sites for which we committed to certain product programs. We also entered into similar agreements with the USW and other U.S. labor unions that represent Delphi hourly employees. The Delphi IUE-CWA MOU and the similar agreements with the other labor unions representing U.S. employees transferred from GM to Delphi have now been ratified by the appropriate membership and approved by the Bankruptcy Court.

Warranty Claims Settlement

On October 1, 2007, the Bankruptcy Court approved the Warranty Settlement Agreement between Delphi and us, which resolves certain outstanding warranty claims asserted by us against Delphi related to components or systems supplied by Delphi to us, for an estimated settlement amount of $170 million, comprised of payments anticipated to total $130 million in cash and replacement components valued at $40 million.

Delphi POR and Delphi — GM Settlement Agreements

The Bankruptcy Court entered an order on January 25, 2008 confirming the Delphi POR, including the Delphi-GM Settlement Agreements. As mentioned above, Delphi is currently pursuing exit financing in support of the Delphi POR which may be particularly difficult in light of the recent contraction of the credit markets. The following discussion describes how implementing the Delphi POR would affect us. There can be no assurance, however, that the Delphi POR will be substantially consummated on the terms set forth therein or on other terms that are acceptable to us, and we also discuss below how we could be affected if Delphi’s Chapter 11 process is not resolved.

Delphi POR.  Under the Delphi POR and the terms of Delphi-GM Settlement Agreements, we would receive $1.5 billion in a combination of at least $750 million in cash and a second lien note, and $1 billion in junior preferred convertible stock at Delphi POR value. The ultimate value of any consideration is contingent on the fair market value of Delphi’s securities upon emergence from

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

bankruptcy. We would release our claims against Delphi, and we would receive an unconditional release of any alleged claims against us by Delphi. As with other customers, certain of our claims related to ordinary business would flow through the Chapter 11 proceedings and be satisfied by Delphi after the reorganization in the ordinary course of business. Delphi is continuing to experience difficulty in obtaining exit financing, as a result of the current weakness in the credit market. We have informed Delphi that we are prepared to reduce the cash portion of our distributions significantly and accept an equivalent amount of debt in the form of a first lien note to help facilitate Delphi’s successful emergence from bankruptcy proceedings.

Delphi-GM Settlement Agreements.  The Global Settlement Agreement, as amended (GSA) and the Master Restructuring Agreement, as amended (MRA) comprise the Delphi-GM Settlement Agreements. Under the GSA, we would be released from all claims by Delphi and its U.S. affiliates, their creditors, their unions, and all current and future stockholders of Delphi, and from any claims related to our spinoff of Delphi, collective bargaining agreements, and the Delphi bankruptcy by Delphi’s subsidiaries outside the U.S., and we and our affiliates would release similar claims against Delphi and its affiliates. Claims resulting from the ordinary course of business would not be released under the GSA. We agreed to assume approximately $1.5 billion of Delphi’s net pension obligations, and Delphi agreed to issue us a note for the same amount. We also agreed to reimburse Delphi for the cost of credited service accrued since January 1, 2007 by Delphi U.S. hourly employees, as well as the cost of OPEB claims paid by Delphi on behalf of those employees in 2007 after their retirement. The GSA also provides that we would reimburse Delphi for 100% of retirement incentives, 50% of the buyout payments and 100% of the buydown payments, each made as part of the most recent Delphi attrition programs for members of the UAW, the IUE-CWA and the USW. We would also make payments aggregating $60 million related to claims by the IUE-CWA and the USW against Delphi and costs and expenses incurred by Delphi in connection with the Delphi IUE-CWA MOU.

The MRA sets forth the terms and conditions governing the scope of the existing supply contracts, related pricing agreements, and extensions of certain supply contracts; our rights to move production to certain suppliers; and Delphi’s rights to bid and qualify for new business. Delphi also agreed to assume or reinstate, as applicable, certain agreements with us, including certain agreements related to the 1999 spin-off of Delphi from GM, certain subsequent agreements, and all ordinary course agreements. Most prepetition contracts between us and Delphi, including contracts related to the 1999 spin-off of Delphi from GM, were terminated. We agreed to reimburse a certain portion of Delphi’s hourly labor costs incurred to produce systems, components, and parts for us from October 1, 2006 through September 14, 2015, and to offer similar reimbursement to prospective buyers of certain Delphi facilities with GM production (Labor Cost Subsidy). The MRA provides additional GM commitments with regard to specific Delphi facilities. At certain U.S. facilities providing production for us, we agreed to reimburse Delphi’s expenses as necessary to make up cash losses attributable to such production until the facilities are either closed or sold (Production Cash Burn Support). With regard to certain businesses that Delphi is holding for sale, we agreed to make up a certain portion of any shortfall if Delphi does not fully recover the net working capital invested in each such business, and if sales proceeds exceed net working capital, we would receive a certain portion of the excess. Finally, Delphi agreed to provide us or our designee with an option to purchase all or any of certain Delphi businesses for one dollar if such businesses have not been sold by certain specified deadlines. If such a business is not sold either to a third party or to us or any affiliate pursuant to the option by the applicable deadline, we (or at our option, a GM affiliate) will be deemed to have exercised the purchase option, and the unsold business, including materially all of its assets and liabilities, will automatically transfer to the GM “buyer”. Similarly, under the Delphi UAW MOU if such a transfer has not occurred by the applicable deadline, responsibility for the UAW hourly employees of such an unsold business affected would automatically transfer to us or our designated affiliate. Delphi agreed to guarantee the performance of the subsidiary to which we will issue our U.S. purchase orders, provided that we are not in material breach of certain of our obligations under the Delphi-GM Settlement Agreements. Delphi further agreed to maintain majority ownership of such subsidiary, with certain limited exceptions.

Risks if Delphi POR is Not Consummated

If Delphi is not successful consummating the Delphi POR, we could be subject to many of the risks that we have reported since Delphi’s 2005 bankruptcy filing. For example, Delphi could reject or threaten to reject individual contracts with us, either for the purpose of exiting specific lines of business or in an attempt to increase the price we pay for certain parts and components. Until the Delphi POR is consummated, we intend to continue to protect our right of setoff against the $1.15 billion we owed to Delphi in the ordinary course of business when it made its Chapter 11 filing. However, the extent to which these obligations are covered by our right to setoff may be subject to dispute by Delphi, the creditors’ committee, or Delphi’s other creditors, and limitation by the court. We cannot provide any assurance that we will be able to setoff such amounts fully or partially. To date, we have recorded setoffs of approximately $54 million against that pre-petition obligation, with Delphi’s agreement. We have also filed a Consolidated Proof of Claim, in accordance with the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Bankruptcy Court’s procedures, setting forth our claims (including the claims of various GM subsidiaries) against Delphi and the other debtor entities, although the exact amount of our claims cannot be established because of the contingent nature of many of the claims involved and the fact that the validity and amount of the claims may be subject to objections from Delphi and other stakeholders.

Under the Labor MOUs, the Benefit Guarantees and the related indemnification agreement by Delphi will not expire until March 31, 2008, but if the Delphi POR or a similar agreement is not consummated, our obligation to make Benefit Guarantee payments could be triggered if Delphi makes certain changes in its pension or OPEB plans or ceases to provide on-going credited service. Delphi would be required to indemnify us for such payments but our claims for indemnity might not be paid, or may be partially paid, depending upon the reorganization plan approved for Delphi.

We would also have a claim against Delphi for $3.8 billion related to some of the costs we paid related to Delphi hourly employees who participated in special attrition and buyout programs, which provided a combination of early retirement programs and other incentives to reduce hourly employment at both GM and Delphi. In 2006, 13,800 Delphi employees represented by the UAW and 6,300 Delphi employees represented by the IUE-CWA elected to participate in these attrition and buyout programs.

GM Contingent Liability

We believe that it is probable that we have incurred a contingent liability due to Delphi’s Chapter 11 filing. In our quarterly report on Form 10-Q for the second quarter of 2007, we reported that we believed that the range of the contingent exposures was approximately $7 billion. We have recorded charges of $1.1 billion, $.5 billion and $5.5 billion in 2007, 2006 and 2005, respectively, in connection with the Benefit Guarantee Agreements. In addition, during 2007 we have recorded charges of $.5 billion related to the Delphi-GM Settlement Agreements, consisting primarily of our guarantee of Delphi’s recovery of the net working capital at facilities held for sale and amounts due under the Labor Cost Subsidy. These charges are net of estimated recoveries that would be due to us upon emergence of Delphi from bankruptcy. Our commitments under the Delphi-GM Settlement Agreements for the Labor Cost Subsidy and Production Cash Burn Support are expected to result in additional expense of between $300 million and $400 million annually beginning in 2008 through 2015, which will be treated as a period cost and expensed as incurred. We continue to expect that the cost of these reimbursements will be more than offset in the long term by our savings from reductions to the estimated $1.5 billion price penalty we now pay Delphi annually for systems, components, and parts.

During 2006 and 2007, certain amounts previously recorded under the Benefit Guarantee were reclassified to our OPEB liability, since we assumed OPEB obligations for 18,500 Delphi employees who returned to GM to continue working as GM employees or to retire from GM.

The actual impact of the resolution of issues related to Delphi cannot be determined until Delphi emerges from bankruptcy protection under the Delphi POR or another comprehensive resolution and plan of reorganization, and there can be no assurance that the parties will successfully consummate the Delphi POR that has been approved by the Bankruptcy Court, or that the parties will reach a subsequent comprehensive resolution and plan or that the Bankruptcy Court will approve such a resolution and plan, or that any resolution and plan will include the terms described above.

GMAC — Sale of 51% Controlling Interest

In November 2006, we completed the GMAC Transaction, which was the sale of a 51% controlling interest in GMAC for a purchase price of $7.4 billion to FIM Holdings. FIM Holdings is a consortium of investors including Cerberus FIM Investors LLC, Citigroup Inc., Aozora Bank Limited, and a subsidiary of The PNC Financial Services Group, Inc. We have retained a 49% interest in GMAC’s Common Membership Interests. In addition, FIM Holdings purchased 555,000 of GMAC’s Preferred Membership Interests for a cash purchase price of $500 million and we purchased 1,555,000 Preferred Membership Interests for a cash purchase price of $1.4 billion. On November 1, 2007, FIM Holdings converted 555,000 of its Preferred Membership Interests into Common Membership Interests and we converted 533,236 of our Preferred Membership Interests into Common Membership Interests, so that our percentage ownership of the Common Membership Interests remained unchanged.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

The total value of the cash proceeds and distributions to us after payment of certain intercompany obligations, and before we purchased the preferred membership interests of GMAC was expected to be approximately $14 billion over three years, comprised of the $7.4 billion purchase price and $2.7 billion cash dividend at closing, and other transaction related cash flows including the monetization of a portfolio of vehicle leases and the related vehicles. The delinquency rate on this portfolio has increased recently, consistent with other trends in the credit markets. In January 2007, we made a capital contribution to GMAC of approximately $1 billion to restore its adjusted tangible equity balance to the contractually required amount due to the decrease in the adjusted tangible equity balance of GMAC as of November 30, 2006.

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

Prior to consummation of the GMAC Transaction: (1) certain assets with respect to automotive leases owned by GMAC and its affiliates having a net book value of approximately $4 billion and related deferred tax liabilities of $1.8 billion were transferred to us; (2) we assumed or retained certain of GMAC’s OPEB obligations of $842 million, and related deferred tax assets of $302 million; (3) GMAC transferred entities that hold certain real properties to us; (4) GMAC paid cash dividends to us based on GMAC’s anticipated net income for the period September 30, 2005 to November 30, 2006 totaling $1.9 billion; (5) we repaid certain indebtedness and specified intercompany unsecured obligations owing to GMAC; and (6) GMAC made a one-time cash distribution to us of $2.7 billion of cash to reflect the increase in GMAC’s equity resulting from the transfer of a portion of GMAC’s net deferred tax liabilities arising from the conversion of GMAC and certain of its subsidiaries to limited liability corporations.

As part of the agreement, we retained an option, for ten years after the closing date, to repurchase from GMAC certain assets related to the automotive finance business of the North American Operations and International Operations of GMAC. Our exercise of the option is conditional on our credit rating being investment grade or higher than GMAC’s credit rating. The call option price is calculated as the higher of (1) fair market value or (2) 9.5 times the consolidated net income of GMAC’s automotive finance business in either the calendar year the call option is exercised or the calendar year immediately following the year the call option is exercised.

The GMAC Transaction, an important element in our turnaround efforts, provided the following:

•	Strong long-term services agreement between us and GMAC — As part of the transaction, we entered into a number of agreements with GMAC that were intended to continue the mutually-beneficial global relationship between us and GMAC. These agreements, in substance, were consistent with the existing and historical practices between GMAC and us, including requiring GMAC to continue to allocate capital to automotive financing, thereby continuing to provide critical financing support to a significant share of our global sales. While GMAC retains the right to make individual credit decisions, GMAC has committed to fund a broad spectrum of our customers and dealers consistent with historical practice in the relevant jurisdictions. Subject to GMAC’s fulfillment of certain conditions, we have granted GMAC exclusivity for our products in specified markets around the world for U.S., Canadian and international GM-sponsored retail, lease and dealer marketing incentives, with the exception of Saturn branded products.

•	Improved liquidity — We received significant cash proceeds at the closing to bolster our liquidity, strengthening our balance sheet and funding the turnaround plan.

•	Enhanced stockholder value through a stronger GMAC — We retained a 49% Common Membership Interest in GMAC, and will be able to continue to participate in GMAC’s financial results.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•	Delinkage of GMAC’s credit rating from ours — In pursuing the sale of a majority interest in GMAC, we expected that the introduction of a new controlling investor for GMAC, new capital at GMAC and significantly reduced intercompany exposures to us would provide GMAC with a solid foundation to improve its current credit rating, and de-link the GMAC credit ratings from us.

In November 2007, we converted 533,236 of our Preferred Membership Interests and FIM Holdings converted 555,000 of its Preferred Membership Interests into 3,912 and 4,072, respectively, of Common Membership Interests in order to strengthen GMAC’s capital position. Our percentage ownership of the Common Membership Interests in GMAC remained unchanged after the conversion. We accounted for the conversion at fair value and recorded a loss of $27 million during 2007. The loss on conversion represents the difference between the fair value and the carrying value of the Preferred Membership Interests converted. GMAC accounted for the conversion of the Preferred Membership Interests as a recapitalization recorded at book value. Our proportionate share of the increase in GMAC’s net equity attributable to Common Membership Interest holders as a result of the conversion exceeded the fair value of the Preferred Membership Interests we converted by $27 million. The difference was recorded as an increase to Additional paid-in capital in 2007. At December 31. 2007, we hold the remaining 1,021,764 of Preferred Membership Interests and 49% or 52,912 of Common Membership Interests in GMAC.

We periodically evaluate the carrying value of our investment in GMAC, including our Preferred Membership Interests, to assess whether our investment is impaired. We currently believe our investment in GMAC is not impaired. However, there are many economic factors which are unstable at December 31, 2007, which may affect GMAC’s ability to generate sustainable earnings and continue distributions on its Preferred Membership Interests and, accordingly, our assessment of impairment. These factors include:

•	The instability of the global credit and mortgage markets and the effect of this on GMAC’s Residential Capital, LLC (ResCap) subsidiary as well as its automotive finance, insurance and other operations;

•	The deteriorating conditions in the residential and home building markets, including significant changes in the mortgage secondary market, tightening underwriting guidelines and reduced product offerings;

•	Recent credit downgrades of GMAC and ResCap and the effect on their ability to raise capital necessary on acceptable terms; and

•	Effect of the expected near-term automotive market conditions on GMAC’s automotive finance operations.

Investigations

As previously reported, we are cooperating with federal governmental agencies in connection with a number of investigations.

The SEC has issued subpoenas and information requests to us in connection with various matters including restatements of our previously disclosed financial statements in connection with our accounting for certain foreign exchange contracts and commodities contracts, our financial reporting concerning pension and OPEB, certain transactions between us and Delphi, supplier price reductions or credits and any obligation we may have to fund pension and OPEB costs in connection with Delphi’s proceedings under Chapter 11 of the Bankruptcy Code. In addition, the SEC has issued a subpoena in connection with an investigation of our transactions in precious metal raw materials used in our automotive manufacturing operation.

We have produced documents and provided testimony in response to the subpoenas and will continue to cooperate with respect to these matters. A negative outcome of one or more of these investigations could require us to restate prior financial results, pay fines or penalties or satisfy other remedies under various provisions of the U.S. securities laws, and any of these outcomes could under certain circumstances have a material adverse effect on our business.

Liquidity and Capital Resources

Investors or potential investors in our securities consider cash flows of the Automotive and FIO businesses to be a relevant measure in the analysis of our various securities that trade in public markets. Accordingly, we provide supplemental statements of cash flows to aid users of our consolidated financial statements in the analysis of performance and liquidity and capital resources.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

This information reconciles to the consolidated statements of cash flows after the elimination of “Net investing activity with Financing and Insurance Operations” and “Net financing activity with Automotive and Other Operations” line items shown in the table below. Following are such statements for the years ended December 31, 2007, 2006 and 2005:

	Automotive and Other			Financing and Insurance
	Years Ended December 31,
	2007	2006	2005	2007	2006	2005
	(Dollars in millions)

Cash flows from operating activities
Net income (loss)	$(38,037)	$(3,007)	$(12,674)	$(695)	$1,029	$2,257
Less income from discontinued operations	4,565	445	313	—	—	—
Less cumulative effect of a change in accounting principle	—	—	(109)	—	—	—

Income (loss) from continuing operations	(42,602)	(3,452)	(12,878)	(695)	1,029	2,257
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation, impairment and amortization expense	8,254	8,094	10,036	1,259	2,791	5,696
Mortgage servicing rights and premium amortization	—	—	—	—	1,021	1,142
Goodwill impairment — GMAC	—	—	—	—	828	712
Delphi charge	1,547	500	5,500	—	—	—
Loss on sale of 51% interest in GMAC	—	—	—	—	2,910	—
Provision for credit financing losses	—	—	—	—	1,799	1,074
Net gains on sale of credit receivables	—	—	—	—	(1,256)	(1,741)
Net gains on sale of investment securities	—	—	—	—	(1,006)	(104)
Other postretirement employee benefit (OPEB) expense	2,362	3,523	5,558	—	44	92
OPEB payments	(3,751)	(3,759)	(4,030)	—	(43)	(54)
VEBA/401(h) withdrawals	1,694	3,061	3,168	—	—	—
Pension expense	1,799	4,888	2,433	—	23	62
Pension contributions	(937)	(1,032)	(785)	—	—	(48)
Retiree lump sum and vehicle voucher expense, net of payments	—	(325)	(264)	—	—	—
Net change in mortgage loans	—	—	—	—	(21,578)	(29,119)
Net change in mortgage securities	—	—	—	—	427	(1,155)
Provisions for deferred taxes	36,956	(5,002)	(7,924)	21	836	1,193
Change in other investments and miscellaneous assets	(202)	581	136	865	(1,058)	(826)
Change in other operating assets and liabilities, net of acquisitions and disposals	(2,800)	(3,567)	(2,975)	(612)	(4,945)	2,995
Other	3,099	1,456	1,747	1,250	862	932

Net cash provided by (used in) continuing operating activities	5,419	4,966	(278)	2,088	(17,316)	(16,892)
Cash provided by discontinued operating activities	224	591	314	—	—	—

Net cash provided by (used in) operating activities	$5,643	$5,557	$36	$2,088	$(17,316)	$(16,892)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

	Automotive and Other			Financing and Insurance
	Years Ended December 31,
	2007	2006	2005	2007	2006	2005
	(Dollars in millions)

Cash flows from investing activities
Expenditures for property	$(7,538)	$(7,500)	$(7,858)	$(4)	$(402)	$(283)
Investments in marketable securities, acquisitions	(10,098)	(2,681)	(8,295)	(57)	(25,381)	(19,184)
Investments in marketable securities, liquidations	8,080	4,259	13,342	39	26,822	14,874
Net change in mortgage servicing rights	—	—	—	—	(61)	(267)
Increase in finance receivables	—	—	—	—	(1,160)	(6,582)
Proceeds from sale of finance receivables	—	—	—	—	18,374	31,652
Proceeds from the sale of 51% interest in GMAC	—	7,353	—	—	—	—
Proceeds from sale of discontinued operations	5,354	—	—	—	—	—
Proceeds from sale of business units/equity investments	—	1,968	846	—	8,538	—
Operating leases, acquisitions	—	—	—	—	(17,070)	(15,496)
Operating leases, liquidations	—	—	—	3,165	7,039	5,362
Net investing activity with Financing and Insurance Operations	944	3,354	2,500	—	—	—
Capital contribution to GMAC LLC	(1,022)	—	—	—	—	—
Investments in companies, net of cash acquired	(46)	(20)	1,357	—	(337)	(2)
Other	374	(353)	640	15	338	(1,503)

Net cash provided by (used in) continuing investing activities	(3,952)	6,380	2,532	3,158	16,700	8,571
Cash used in discontinued investing activities	(22)	(31)	(38)	—	—	—

Net cash provided by (used in) investing activities	(3,974)	6,349	2,494	3,158	16,700	8,571
Cash flows from financing activities
Net increase (decrease) in short-term borrowings	(1,297)	(259)	(176)	(4,452)	7,289	(9,949)
Borrowings of long-term debt	2,131	1,937	386	—	77,629	77,890
Payments made on long-term debt	(1,403)	(97)	(46)	—	(92,193)	(69,520)
Net financing activity with Automotive and Other Operations	—	—	—	(944)	(3,354)	(2,500)
Cash dividends paid to stockholders	(567)	(563)	(1,134)	—	—	—
Other	—	—	—	—	2,487	6,030

Net cash provided by (used in) continuing financing activities	(1,136)	1,018	(970)	(5,396)	(8,142)	1,951
Cash provided by (used in) discontinued financing activities	(5)	3	(1)	—	—	—

Net cash provided by (used in) financing activities	(1,141)	1,021	(971)	(5,396)	(8,142)	1,951
Effect of exchange rate changes on cash and cash equivalents	316	189	(40)	—	176	(45)
Net transactions with Automotive Other/Financing Insurance	(69)	(4,529)	520	69	4,529	(520)

Net increase (decrease) in cash and cash equivalents	775	8,587	2,039	(81)	(4,053)	(6,935)
Cash and cash equivalents retained by GMAC LLC upon disposal	—	—	—	—	(11,137)	—
Cash and cash equivalents of held for sale operations	—	—	—	—	—	(371)
Cash and cash equivalents at beginning of the year	23,774	15,187	13,148	349	15,539	22,845

Cash and cash equivalents at end of the year	$24,549	$23,774	$15,187	$268	$349	$15,539

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive and Other

Available Liquidity

We believe we have sufficient liquidity and financial flexibility to meet our capital requirements, including the required funding of the UAW Attrition Program, and other funding needs over the short and medium-term, even in the event of further U.S. industry decline. Over the medium to long-term, we believe that our ability to meet our capital requirements and other funding obligations, including the required funding outlined in the Settlement Agreement, primarily will depend on the successful execution of our turnaround plan and the return of our North American operations to profitability and positive cash flow. Automotive and Other (Automotive) available liquidity includes its cash balances, marketable securities and readily available assets of our VEBA trusts. At December 31, 2007, available liquidity was $27.3 billion compared with $26.4 billion at December 31, 2006 and $20.4 billion at December 31, 2005. The amount of our consolidated cash and marketable securities is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations. We manage our global liquidity centrally which allows us to optimize funding of our global operations. As of December 31, 2007, 60% of our reported liquidity was held in the U.S. Additionally, our U.S. operations have further access to much of our overseas liquidity through inter-company arrangements. A summary of our global liquidity is as follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in billions)

Cash and cash equivalents	$24.6	$23.8	$15.2
Marketable securities	2.1	.1	1.4
Readily-available assets of VEBA trusts	.6	2.5	3.8

Available Liquidity	$27.3	$26.4	$20.4

At December 31, 2007, the total VEBA trust assets and related accounts were $16.3 billion, $.6 billion of which was readily available. At December 31, 2006 the total VEBA trust assets and related accounts were $17.8 billion, $2.5 billion of which was readily available. At December 31, 2005, the total VEBA trust assets and related accounts were $19.1 billion, $3.8 billion of which was readily available. The decline in VEBA balances since December 31, 2006 was primarily driven by $2.7 billion of withdrawals during 2007 partially offset by favorable asset returns during the year. In connection with the Settlement Agreement a significant portion of the VEBA trust assets has been allocated to the UAW Related Account which will also hold the proportional investment returns on that percentage of the trust. No amounts will be withdrawn from the UAW Related Account including its investment returns from January 1, 2008 until transfer to the New VEBA. This treatment has led us to exclude any portion of the UAW Related Account from our available liquidity at December 31, 2007.

We also have a $4.6 billion standby revolving credit facility with a syndicate of banks, of which $150 million terminates in June 2008 and $4.5 billion terminates in July 2011. As of December 31, 2007, the availability under the revolving credit facility was $4.5 billion. There are $91 million of letters of credit issued under the credit facility, and no loans are currently outstanding. Under the $4.5 billion secured facility, borrowings are limited to an amount based on the value of the underlying collateral, which consists of certain North American accounts receivable and inventory of GM, Saturn Corporation and GM Canada, certain plants, property and equipment of GM Canada and a pledge of 65% of the stock of the holding company for our indirect subsidiary General Motors de Mexico, S de R.L. de C.V. The collateral also secures certain lines of credit, automatic clearinghouse and overdraft arrangements and letters of credit provided by the same secured lenders. The facility totals $6 billion, $4.5 billion of which is the maximum available through the revolving credit facility. As of December 31, 2007, in addition to the $91 million of letters of credit issued under the revolving credit facility, $1.6 billion was utilized to secure other facilities. In the event of certain work stoppages, the secured revolving credit facility would be temporarily reduced to $3.5 billion.

In May 2007, we entered into an unsecured revolving credit agreement expiring in June 2008 that provided for borrowings of up to $500 million. After reviewing our liquidity position in December 2007, we believe that we have sufficient liquidity and financial flexibility to meet our capital requirements in the first half of 2008 without the credit agreement. As a result, we terminated the credit agreement on January 9, 2008. We never borrowed under this credit agreement.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

As an additional source of available liquidity, we obtained a $4.1 billion standby revolving credit agreement with a syndicate of banks in June 2007. The facility was secured by our Common Membership Interests in GMAC and scheduled to mature in June 2008. After reviewing our liquidity position in December 2007, we believe that we have sufficient liquidity and financial flexibility to meet our capital requirements in the first half of 2008 without the credit agreement. As a result, we terminated the credit agreement on December 31, 2007. We never borrowed under this credit agreement.

In August 2007, we entered into a revolving credit agreement expiring in August 2009 that provides for borrowings of up to $1.3 billion. This agreement provides additional available liquidity that we could use for general corporate purposes, including working capital needs. Under this facility, borrowings are limited to an amount based on the value of underlying collateral, which consists of residual interests in trusts that own leased vehicles and issue asset-backed securities collateralized by the vehicles and the associated leases. The underlying collateral was previously owned by GMAC and was transferred to us as part of the GMAC Transaction in November 2006. The underlying collateral is held by bankruptcy-remote subsidiaries and pledged to a trustee for the benefit of the lender. We consolidate the bankruptcy-remote subsidiaries and trusts for financial reporting purposes. No borrowings were outstanding under this agreement at December 31, 2007.

We also have an additional $1.5 billion in undrawn committed facilities, including certain off-balance sheet securitization programs, with various maturities up to one year and $1 billion in undrawn uncommitted lines of credit. In addition, our consolidated affiliates with non-GM minority shareholders, primarily GM Daewoo, have a combined $1.6 billion in undrawn committed facilities.

In May 2007, we issued $1.5 billion principal amount of Series D convertible debentures due in 2009. The Series D convertible debentures were issued at par with interest at a rate of 1.5%, and may be converted at the option of the holder into Common Stock based on an initial conversion rate of .6837 shares per $25.00 principal amount of debentures, which represents an initial conversion price of $36.57 per share. In connection with the issuance of the Series D convertible debentures, we purchased a convertible note hedge of the convertible debentures in a private transaction. The convertible note hedge is expected to reduce the potential dilution with respect to our Common Stock upon conversion of the Series D convertible debentures, and effectively increases the conversion price to $45.71 per share. The proceeds from these debentures provided additional available liquidity that we may use for general corporate purposes, including working capital needs.

Other potential measures to strengthen available liquidity could include the sale of non-core assets and additional public or private financing transactions. We anticipate that such additional liquidity, along with other currently available liquidity described above, will be used for general corporate purposes including working capital needs as well as funding cash requirements outlined in the Settlement Agreement and potentially similar arrangements with other labor unions and the UAW Special Attrition Program.

We believe that it is possible that issues may arise under various other financing arrangements in connection with the restatement of prior consolidated financial statements. These financing arrangements principally consist of obligations in connection with sale/leaseback transactions and other lease obligations, including off-balance sheet arrangements, and do not include our public debt indentures. In connection with the 2006 restatement of prior consolidated financial statements, we evaluated the effect of our restatement under these agreements, including our legal rights with respect to any claims that could be asserted, such as our ability to cure. Based on our review, we believe that, although no assurances can be given as to the likelihood, nature or amount of any claims that may be asserted, amounts subject to possible claims of acceleration, termination or other remedies are not likely to exceed $2.7 billion, consisting primarily of off-balance sheet arrangements. Moreover, we believe there may be economic or other disincentives for third parties to raise such claims to the extent they have them. Based on this review, we reclassified $257 million of these obligations, as of December 31, 2006, from long-term debt to short-term debt. As of December 31, 2007 the amount of obligations reclassified from long-term debt to short-term debt based on this review was $212 million. We believe we have sufficient liquidity over the short and medium term to satisfy any claims related to these matters. To date, we have not received any such claims and we do not anticipate receiving any such claims.

Cash Flow

The increase in available liquidity to $27.3 billion at December 31, 2007 from $26.4 billion at December 31, 2006 was primarily a result of positive operating cash flow, net of a $1 billion contribution to the Mitigation VEBA, $5.4 billion in proceeds from the sale of Allison, and cash flows received in connection with portfolios of vehicle operating leases held by FIO. This increase was partially offset

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

by capital expenditures, $1 billion capital contribution to GMAC, and a decrease in readily-available VEBA trust assets of $1.9 billion primarily as a result of the Settlement Agreement.

Investments in marketable securities primarily consist of purchases, sales and maturities of highly-liquid corporate, U.S. government, U.S. government agency and mortgage-backed debt securities used for cash management purposes. During 2007, we acquired net $2.0 billion of marketable securities.

For the year ended December 31, 2007, we had positive operating cash flow of $5.4 billion on a net loss from continuing operations of $42.6 billion. That result compares with the positive operating cash flow of $5 billion on a net loss from continuing operations of $3.5 billion in 2006. Operating cash flow in 2007 included withdrawals of $2.7 billion from our VEBA trust assets for our OPEB plans for reimbursement of retiree health-care and life insurance benefits provided to eligible plan participants. Operating cash flow was unfavorably impacted by $.9 billion of cash expenditures related to the GMNA restructuring initiative, $.4 billion of cash expenditures related to the GME restructuring initiative and $.3 billion of cash expenditures related to Delphi’s restructuring activities, for which the charges were recorded in 2003 through 2006.

Capital expenditures of $7.5 billion were a significant use of investing cash in 2007 and were primarily attributable to global product programs, powertrain and tooling requirements. For the years ended December 31, 2006 and 2005, capital expenditures were $7.5 billion and $7.9 billion, respectively. We anticipate that capital expenditures in 2008 will increase to approximately $8 billion.

In August 2007, we completed the sale of the commercial and military operations of Allison for $5.4 billion in cash plus assumed liabilities.

In November 2006, we consummated the GMAC Transaction, in which we sold a controlling 51% interest in GMAC to FIM Holdings. In the first quarter of 2007, we made a capital contribution of $1 billion to GMAC to restore GMAC’s adjusted tangible equity balance to the contractually required levels. This capital contribution was required due to the decrease in the adjusted tangible equity balance of GMAC as of November 30, 2006.

Debt

Automotive’s total debt, including capital leases, industrial revenue bond obligations and borrowings from GMAC at December 31, 2007 was $39.4 billion, of which $6 billion was classified as short-term or current portion of long-term debt and $33.4 billion was classified as long-term debt. At December 31, 2006, total debt was $38.7 billion, of which $5.7 billion was short-term or current portion of long-term debt and $33 billion was long-term debt. This increase in total debt was primarily a result of $1.5 billion convertible debenture issuance on May 31, 2007 and increases in overseas debt balances, partly offset by $1.1 billion convertible debentures that were put to us and settled for cash on March 6, 2007. We funded this settlement using cash flow from operations and available liquidity.

Short-term borrowings and current portion of long-term debt of $6 billion includes $1.3 billion of debt issued by our subsidiaries and consolidated affiliates, and $2.5 billion of related party debt, mainly dealer financing from GMAC. We have various debt maturities of $2.3 billion in 2009 and $.2 billion in 2010 and various debt maturities of $30.9 billion thereafter. We believe we have adequate liquidity to settle those obligations as they become due.

In order to provide financial flexibility to us and our suppliers, we maintain a trade payables program through GMAC Commercial Finance (GMACCF). Under the terms of the GMAC Transaction, we will be permitted to continue administering the program through GMACCF so long as we provide the funding of advance payments to suppliers under the program. As of May 1, 2006, we commenced funding of the advance payments, and as a result, at December 31, 2007, there was no outstanding balance owed by us to GMACCF under the program.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Net Debt

Net debt, calculated as cash, marketable securities, and $.6 billion ($2.5 billion at December 31, 2006) of readily-available assets of the VEBA trust less the short-term borrowings and long-term debt, was $12.1 billion at December 31, 2007, compared with $12.3 billion at December 31, 2006.

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

At December 31, 2007, these bankruptcy-remote subsidiaries had vehicles subject to operating leases of $6.7 billion compared to $11.8 billion at December 31, 2006, other net assets of $1.4 billion compared to $1.5 billion at December 31, 2006, outstanding secured debt of $4.9 billion compared to $9.4 billion at December 31, 2006 and net equity of $3.3 billion compared to $3.9 billion at December 31, 2006.

The decrease in operating leases, secured debt and net equity from December 31, 2006 is the result of the termination of some leases during 2007 and the repayment of the related secured debt. The secured debt has recourse solely to the leased vehicles and related assets. We continue to be obligated to the bankruptcy-remote subsidiaries for residual support payments on the leased vehicles in an amount estimated to total $.9 billion at December 31, 2007 and $1.6 billion at December 31, 2006. However, neither the securitization investors nor the trusts have any rights to the residual support payments. We expect the operating leases and related securitization debt to amortize gradually over the next two to three years, resulting in the release to these two bankruptcy-remote subsidiaries of certain cash flows related to their ownership of the securitization trusts and related operating leases.

The cash flow that we expect to realize from the leased vehicle securitizations over the next two to three years will come from three principal sources: (1) cash released from the securitizations on a monthly basis as a result of available funds exceeding debt service and other required payments in that month; (2) cash received upon and following termination of a securitization to the extent of remaining overcollateralization; and (3) return of the residual support payments owing from us each month. For the year ended December 31, 2007, the total cash flows released to these two bankruptcy-remote subsidiaries were $864 million and from November 2006 through December 31, 2007 the total cash flows released were $987 million.

Status of Debt Ratings

Our fixed income securities are rated by four independent credit rating agencies: Dominion Bond Rating Services (DBRS), Moody’s Investor Service (Moody’s), Fitch Ratings (Fitch), and Standard & Poor’s (S&P). The ratings indicate the agencies’ assessment of a company’s ability to pay interest, distributions, dividends and principal on these securities. Lower credit ratings are generally representative of higher borrowing costs and reduced access to capital markets to a company. Their ratings on us are based on information provided by us and other sources. Factors the agencies consider when determining a rating include, but are not limited to, cash flows, liquidity, profitability, business position and risk profile, ability to service debt and the amount of debt as a component of total capitalization.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

DBRS, Moody’s, Fitch and S&P currently rate our credit at non-investment grade. The following table summarizes our credit ratings as of February 18, 2008:

Rating Agency	Corporate	Secured	Senior Unsecured	Outlook

DBRS	B (high)	Not Rated	B	Stable
Fitch	B	BB	B-	Negative
Moody’s	B3	Ba3	Caa1	Stable
S&P	B	BB-	B-	Stable

Rating actions taken by each of the credit rating agencies during 2007 are as follows:

DBRS:  On May 14, 2007, DBRS affirmed our senior unsecured debt rating at ‘B’ with ‘Negative’ trend. On October 11, 2007, DBRS affirmed our senior unsecured debt rating at ‘B’ but placed the credit rating on ‘Stable’ trend from ‘Negative’ trend. On November 2, 2007, DBRS assigned us an issuer rating at ‘B (high)’ with ‘Stable’ trend.

Fitch:  On May 23, 2007, Fitch affirmed our issuer default rating at ‘B’ with ‘Rating Watch Negative’ but downgraded our senior unsecured debt rating to ‘B-’ from ‘B’. On July 12, 2007 Fitch affirmed our issuer default rating at ‘B’ but removed it from ‘Rating Watch Negative’. On September 24, 2007, Fitch affirmed our issuer-default rating at ‘B’ but placed the credit rating on ‘Rating Watch Negative’. On September 26, 2007, Fitch affirmed our issuer-default rating at ‘B’ but placed the credit rating on ‘Negative’ outlook from ‘Rating Watch Negative’.

Moody’s:  On October 16, 2007, Moody’s affirmed our long-term debt rating, including the ‘B3’ corporate family rating, ‘Ba3’ senior secured rating, and ‘Caa1’ senior unsecured rating and placed the credit rating on ‘Positive’ outlook from ‘Negative’ outlook. On November 7, 2007, Moody’s affirmed our long-term debt rating, including the ‘B3’ corporate family rating, ‘Ba3’ senior secured rating, and ‘Caa1’ senior unsecured rating and placed the credit rating on ‘Stable’ outlook from ‘Positive’ outlook.

S&P:  On June 7, 2007, S&P recalibrated its rating scale resulting in an upgrade to our secured credit rating to ‘BB-’ from ‘B+’. On September 16, 2007 S&P affirmed our corporate debt rating at ‘B’ and placed the credit rating on ‘Credit Watch Positive’ from ‘Negative’ outlook. On October 19, 2007, S&P affirmed our corporate debt rating at ‘B’ but placed the credit rating on ‘Stable’ outlook from ‘Credit Watch Positive’.

While our non-investment grade rating has increased borrowing costs and limited access to unsecured debt markets, we have mitigated these outcomes by actions taken over the past few years to focus on increased use of liquidity sources other than institutional unsecured markets, which are not directly affected by ratings on unsecured debt, including secured funding sources and conduit facilities. Further reductions of our credit ratings could increase the possibility of additional terms and conditions contained in any new or replacement financing arrangements. As a result of specific funding actions taken over the past few years, management believes that we will continue to have access to sufficient capital to meet our ongoing funding needs over the short and medium-term. Notwithstanding the foregoing, management believes that the current ratings situation and outlook increase the level of risk for achieving our funding strategy. In addition, the ratings situation and outlook increase the importance of successfully executing our plans for improvement of operating results.

Pension and Other Postretirement Benefits

Plans covering represented employees generally provide benefits of negotiated, stated amounts for each year of service as well as significant supplemental benefits for employees who retire with 30 years of service before normal retirement age.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Our policy with respect to our qualified pension plans is to contribute annually not less than the minimum required by applicable law and regulation, or to directly pay benefit payments where appropriate. As of December 31, 2007, all legal funding requirements had been met. We made contributions to our pension plans as follows:

	2007	2006	2005
	(Dollars in millions)

U.S. hourly and salaried	$—	$2	$—
Other U.S.	$89	$78	$125
Non-U.S.	$848	$889	$708

In 2008, we do not have any contributions due and we do not expect to make discretionary contributions to our U.S. hourly or salaried pension plans. During 2008, we expect to contribute or pay benefits of approximately $100 million to our other U.S. pension plan and approximately $900 million to our primary non-U.S. pension plans.

Our U.S. pension plans were overfunded by $18.8 billion at the end of 2007 and $16 billion at the end of 2006. This increase was primarily attributable to actual asset returns of 11% in 2007. Our non-U.S. pension plans were underfunded by a net amount of $10.4 billion for 2007 and $11.0 billion for 2006. The funded status of U.S. pension plans is as follows:

	2007	2006
	(Dollars in millions)

U.S. hourly and salaried	$20.0	$17.2
U.S. nonqualified	(1.2)	(1.2)

Total	$18.8	$16.0

We also maintain hourly and salaried OPEB plans that provide postretirement medical, dental, vision and life insurance to most U.S. retirees and eligible dependents. Certain of our non-U.S. subsidiaries have postretirement benefit plans, although most participants are covered by government sponsored or administered programs. Our U.S. OPEB plan was underfunded by $43.4 billion in 2007 and $47.6 billion in 2006. Our non-U.S. OPEB plans were underfunded by $4.3 billion in 2007 and $3.7 billion in 2006.

In 2007, we withdrew a total of $2.7 billion from plan assets of our VEBA trusts for our OPEB plans for reimbursement of retiree healthcare and life insurance benefits provided to eligible plan participants. In 2006, we withdrew a total of $4.1 billion from our VEBA trusts.

Pursuant to the 2005 UAW Health Care Settlement Agreement, we are required to make certain contributions to an independent VEBA trust, the Mitigation VEBA to be used to mitigate the effect of reduced GM health-care coverage for UAW retirees over a number of years. We have no control over the assets of this VEBA trust.

The following benefit payments, which reflect estimated future employee services, as appropriate, are expected to be paid:

	Pension Benefits(a)		Other Benefits(b)
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(Dollars in millions)

2008	$7,665	$1,357	$3,845	$195
2009	$7,604	$1,375	$3,981	$208
2010	$7,518	$1,414	$4,121	$219
2011	$7,392	$1,451	$4,234	$232
2012	$7,168	$1,481	$4,309	$244
2013 – 2017	$34,462	$8,071	$22,161	$1,408

(a)	Benefits for most U.S. pension plans and certain non-U.S. pension plans are paid out of plan assets rather than our assets.
(b)	Benefit payments presented in this table do not reflect changes which will result from the implementation of the Settlement Agreement.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Off-Balance Sheet Arrangements

We use off-balance sheet arrangements where the economics and sound business principles warrant their use. Our principal use of off-balance sheet arrangements occurs in connection with the securitization and sale of financial assets.

The financial assets we sell principally consist of trade receivables that are part of a securitization program in which we have participated since 2004. As part of this program, we sell receivables to a wholly-owned bankruptcy remote Special Purpose Entity (SPE). The SPE is a separate legal entity that assumes the risks and rewards of ownership of the receivables. In turn, the SPE has entered into an agreement to sell undivided interests in eligible trade receivables up to $600 million and $850 million in 2007 and 2006, respectively, directly to third party banks and to a third party bank conduit that funds its purchases through issuance of commercial paper or via direct bank funding. The receivables under the program are sold at a fair market value and removed from our consolidated balance sheets. The loss on the trade receivables sold is included in Automotive cost of sales and was $2 million in 2007 and $30 million in 2006. As of December 31, 2007, the banks and the bank conduit had no beneficial interest of the SPE’s pool of eligible receivables. As of December 31, 2006, the banks and bank conduit had a beneficial interest of $200 million of the SPE’s pool of eligible trade receivables. We do not have a retained interest in the receivables sold, but perform collection and administrative functions. The gross amount of proceeds received from the sale of receivables to SPE under this program was $600 million and $9 billion in 2007 and 2006, respectively.

In addition to this securitization program, we participate in other trade receivable securitization programs, primarily in Europe. Financing providers had a beneficial interest in our pool of eligible European receivables of $87 million and $109 million as of December 31, 2007 and 2006, respectively, related to those securitization programs.

We lease real estate and equipment from various off-balance sheet entities that have been established to facilitate the financing of those assets for us by nationally prominent lessors that we believe are creditworthy. These assets consist principally of office buildings, warehouses and machinery and equipment. The use of such entities allows the parties providing the financing to isolate particular assets in a single entity and thereby syndicate the financing to multiple third parties. This is a conventional financing technique used to lower the cost of borrowing and, thus, the lease cost to a lessee. There is a well-established market in which institutions participate in the financing of such property through their purchase of ownership interests in these entities, and each is owned by institutions that are independent of, and not affiliated with, us. We believe that none of our officers, directors, or employees, or their affiliates hold any direct or indirect equity interests in such entities.

Because of the GMAC Transaction in November 2006, GMAC’s assets in off-balance sheet entities were not attributable to us at the end of 2006. Assets in off-balance sheet entities were as follows:

	December 31
	2007	2006
	(Dollars in millions)

Assets leased under operating leases	$2,164	$2,248
Trade receivables sold	87	309

Total	$2,251	$2,557

Contractual Obligations and Other Long-Term Liabilities

We have the following minimum commitments under contractual obligations, including purchase obligations. A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on our consolidated balance sheet. Based on this definition, the table below includes only those contracts which include fixed or minimum obligations. The majority of our purchases are not included in the table as they are made under purchase orders which are requirements based and accordingly do not specify minimum quantities.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

The following table provides aggregated information about our outstanding contractual obligations and other long-term liabilities as of December 31, 2007.

	Payments Due by Period
	2008	2009-2010	2011-2012	2013 and after	Total
	(Dollars in millions)

Debt (a)	$7,929	$6,498	$5,861	$65,988	$86,276
Capital lease obligations (a)	480	349	240	637	1,706
Operating lease obligations	501	932	670	551	2,654
Contractual commitments for capital expenditures	771	227	—	—	998
Other contractual commitments:
Postretirement benefits (b)	3,338	6,802	4,814	—	14,954
Less: VEBA assets (c)	(3,338)	(6,802)	(4,814)	—	(14,954)
Net post retirement benefits	—	—	—	—	—
Material	2,113	3,208	2,344	330	7,995
Information technology	1,012	906	100	6	2,024
Marketing	1,034	484	165	43	1,726
Facilities	447	402	92	26	967
Rental car repurchases	5,037	—	—	—	5,037
Policy, product warranty and recall campaigns liability	4,655	3,531	1,173	256	9,615

Total contractual commitments	$23,979	$16,537	$10,645	$67,837	$118,998

Remaining balance postretirement benefits	$728	$1,772	$5,248	$41,311	$49,059
Less: VEBA assets (c)	(728)	(621)	—	—	(1,349)

Net	$—	$1,151	$5,248	$41,311	$47,710

(a)	Amounts include interest payments based on contractual terms and current interest rates on our debt and capital lease obligations.
(b)	Amounts include postretirement benefits under the. current contractual labor agreements in North America. The remainder of the estimated liability, for benefits beyond the current labor agreement and for essentially all salaried employees, is classified under remaining balance of postretirement benefits. These obligations are not contractual. Any amounts that would be required or reduced in accordance with the Settlement Agreement, when approved, have been excluded from the table.
(c)	Total VEBA assets were allocated based on projected spending requirements. VEBA asset allocations do not reflect the impact of the Settlement Agreement which has not yet been approved by the court.

The table above does not reflect unrecognized tax benefits of $2.8 billion due to the high degree of uncertainty regarding the future cash outflows associated with these amounts. Refer to Note 18 in our consolidated financial statements for additional discussion of unrecognized tax benefits.

The combined U.S. hourly and salaried pension plans were $20 billion overfunded at December 31, 2007. As a result, we do not expect to make any contributions to our U.S. hourly and salaried pension plans for the foreseeable future, assuming there are no material changes in present market conditions.

Dividends

Dividends may be paid on our Common Stock when, as, and if declared by our Board of Directors in its sole discretion out of amounts available for dividends under applicable law. Under Delaware law, our Board may declare dividends only to the extent of our statutory “surplus” (i.e., total assets minus total liabilities, in each case at fair market value, minus statutory capital), or if there is no such surplus, out of our net profits for the current and/or immediately preceding fiscal year.

Our policy is to distribute dividends on our Common Stock based on the outlook and indicated capital needs of our business. Cash dividends per share of Common Stock were $1.00 in 2007 and 2006, and $2.00 in 2005. At the February 5, 2008 meeting of our Board of Directors, the Board approved the payment of a $0.25 quarterly dividend on our Common Stock for the first quarter of 2008. For 2007, cash dividends per share of Common Stock were $0.25 per quarter.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require the use of estimates, judgments, and assumptions that affect the reported amounts of asset and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. Management believes that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

The critical accounting estimates that affect our consolidated financial statements and that use judgments and assumptions are listed below. In addition, the likelihood that materially different amounts could be reported under varied conditions and assumptions is discussed.

 Pensions

We account for our defined benefit pension plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions” (SFAS No. 87) as amended by SFAS No. 158, which requires that amounts recognized in the financial statements be determined on an actuarial basis. This determination involves the selection of various assumptions, including an expected rate of return on plan assets and a discount rate.

A key assumption in determining our net pension expense in accordance with SFAS No. 87 is the expected long-term rate of return on plan assets. The expected return on plan assets that is included in pension expense is determined from periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks using standard deviations, and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. The weighted average expected long-term rate of return on U.S. Plan assets used to determine net pension expense for 2007 was 8.5% compared to 9.0% for 2006 and 2005.

Another key assumption in determining our net pension expense is the assumed discount rate to be used to discount plan obligations. In estimating this rate, we use an iterative process based on a hypothetical investment in a portfolio of high-quality bonds rated AA or higher by a recognized rating agency and a hypothetical reinvestment of the proceeds of such bonds upon maturity using forward rates derived from a yield curve until our U.S. pension obligation is defeased. We incorporate this reinvestment component into our methodology because it is not feasible, in light of the magnitude and time horizon over which our U.S. pension obligations extend, to accomplish full defeasance through direct cash flows from an actual set of bonds selected at any given measurement date. The weighted average discount rate used to determine the U.S. net pension expense for 2007 was 6.0% as compared to 5.7% for 2006 and 5.6% for 2005.

The following table illustrates the sensitivity to a change in certain assumptions for US pension plans, holding all other assumptions constant:

See Note 15
December 31,
	Impact on 2008		2007
	Pension Expense		Impact on PBO

25 basis point decrease in discount rate	+$	110 million	+$ 1.9 billion
25 basis point increase in discount rate		−110 million	−$ 1.9 billion
25 basis point decrease in expected return on assets	+$	240 million	—
25 basis point increase in expected return on assets		−240 million	—

Our U.S. pension plans generally provide covered U.S. hourly employees with pension benefits of negotiated, flat dollar amounts for each year of credited service earned by an individual employee. Formulas providing for such stated amounts are contained in the applicable labor contract. The 2007 pension expense and pension obligation at December 31, 2007 do not comprehend any future benefit

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

increases or decreases that may occur beyond our current labor contract. The usual cycle for negotiating new labor contracts is every four years. There is not a past practice of maintaining a consistent level of benefit increases or decreases from one contract to the next. However, the following data illustrates the sensitivity of changes in our pension expense and pension obligation as a result of changes in future benefit units. An annual one-percentage point increase in the benefit units for U.S. hourly employees, effective after the expiration of the current contract, would result in a $60 million increase in 2008 pension expense and a $300 million increase in the U.S. hourly plan pension benefit obligation at December 31, 2007. An annual one-percentage point decrease in the same benefit units would result in a $60 million decrease in 2008 pension expense and a $290 million decrease in the same pension benefit obligation.

 Other Post Retirement Benefits

We account for our OPEB in accordance with SFAS No. 106, “Employers’ Accounting for Post Retirement Benefits Other Than Pensions,” (SFAS No. 106), as amended by SFAS No. 158, which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination requires the selection of various assumptions, including a discount rate and health care cost trend rates used to value benefit obligations. In estimating the discount rate, we use an iterative process based on a hypothetical investment in a portfolio of high-quality bonds rated AA or higher by a recognized rating agency and a hypothetical reinvestment of the proceeds of such bonds upon maturity using forward rates derived from a yield curve until our U.S. OPEB obligation is defeased. We incorporate this reinvestment component into our methodology because it is not feasible, in light of the magnitude and time horizon over which our U.S. OPEB obligations extend to accomplish full defeasance through direct cash flows from an actual set of bonds selected at any given measurement date. We develop our estimate of the health care cost trend rates used to value benefit obligations through review of historical retiree cost data and near-term health care outlook which includes appropriate cost control measures implemented by us. Changes in the assumed discount rate or health care cost trend rate can have significant impact on our actuarially determined obligation and related OPEB expense.

The following are the significant assumptions used in the measurement of the accumulated projected benefit obligations (APBO) as of December 31, the measurement date:

	December 31,
Assumed Health-Care Trend Rates at December 31	2007	2006

Initial health-care cost trend rate	8.2%	9.0%
Ultimate health-care cost trend rate	5.0%	5.0%
Number of years to ultimate trend rate	6	6

Based on our assumptions as of December 31, 2007, the measurement date, a change in these assumptions, holding all other assumptions constant, would have the following effect on our U.S. OPEB expense and obligations on an annual basis (the U.S. APBO was a significant portion of our worldwide APBO of $64.0 billion as of December 31, 2007):

Effect on
December 31,
	Effect on 2008 OPEB		2007
Change in Assumption	Expense		APBO

25 basis point decrease in discount rate	+ $	103 million	+ $	1.6 billion
25 basis point increase in discount rate	−$	103 million	−$	1.5 billion

A one-percentage point increase in the assumed U.S. health care trend rates would have increased the U.S. APBO by $6.4 billion, and the U.S. aggregate service and interest cost components of non-pension postretirement benefit expense on an annualized basis by $511 million. A one-percentage point decrease would have decreased the U.S. APBO by $5.4 billion and the U.S. aggregate service and interest cost components of non-pension postretirement benefit expense on an annualized basis by $420 million.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Deferred Taxes

We have significant net deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences that may reduce taxable income in future periods. The detailed components of our deferred tax assets, liabilities and valuation allowances are included in Note 18 to our consolidated financial statements.

Valuation allowances have been established for deferred tax assets based on a “more likely than not” threshold. Our ability to realize our deferred tax assets depends on our ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•	Future reversals of existing taxable temporary differences;
•	Future taxable income exclusive of reversing temporary differences and carryforwards;
•	Taxable income in prior carryback years; and
•	Tax-planning strategies.

In the third quarter of 2007, we recorded a charge of $39 billion related to establishing full valuation allowances against our net deferred tax assets in the U.S., Canada and Germany. Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of results as a measure of our cumulative losses in recent years. We then adjust those historical results to remove certain unusual items and charges. In the U.S., Canada and Germany our analysis indicates that we have cumulative three year historical losses on an adjusted basis. This is considered significant negative evidence which is objective and verifiable and therefore, difficult to overcome. In addition, as discussed in “Near-Term Market Challenges” our near-term financial outlook in the U.S., Canada and Germany deteriorated during the third quarter. While our long-term financial outlook in the U.S, Canada and Germany remains positive, we concluded that our ability to rely on our long-term outlook as to future taxable income was limited due to uncertainty created by the weight of the negative evidence, particularly:

•	The possibility for continued or increasing price competition in the highly competitive U.S. market. This was seen in the external market in the third quarter of 2007 when a competitor introduced its new fullsize trucks and offered customer incentives to gain market share. Accordingly, we increased customer incentives on our recently launched fullsize trucks, which were not previously anticipated;
•	Continued high fuel prices and the possible effect that may have on consumer preferences related to our most profitable products, fullsize trucks and utility vehicles;
•	Uncertainty over the effect on our cost structure from more stringent U.S. fuel economy and global emissions standards which may require us to sell a significant volume of alternative fuel vehicles across our portfolio;
•	Uncertainty as to the future operating results of GMAC’s Residential Capital, LLC mortgage business; and
•	Acceleration of tax deductions for OPEB liabilities as compared to prior expectations due to changes associated with the Settlement Agreement.

Accordingly, based on our current circumstances and uncertainty regarding our future taxable income, we recorded full valuation allowances against these net deferred tax assets during the third quarter of 2007. If and when our operating performance improves on a sustained basis, our conclusion regarding the need for full valuation allowances could change, resulting in the reversal of some or all of the valuation allowances in the future.

 Sales Incentives

We record the estimated impact of sales incentives to our dealers and customers as a reduction of revenue at the later of the time of sale or when an incentive program has been announced to our dealers. There may be numerous types of incentives available at any particular time, including a choice of incentives for a specific model. Incentive programs are generally brand specific, model specific, or regionally specific, and are for specified time periods, which may be extended. Significant factors used in estimating the cost of incentives include the volume of vehicles that will be affected by the incentive programs offered by product, product mix, and the rate of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

customer acceptance of any incentive program, and the likelihood that an incentive program will be extended, all of which are estimated based upon historical experience and assumptions concerning customer behavior and future market conditions. Additionally, when an incentive program is announced, we determine the number of vehicles in dealer inventory that are eligible for the incentive program, and record a reduction to our revenue in the period in which the program is announced. If the actual number of affected vehicles differs from this estimate, or if a different mix of incentives is actually paid, the reduction of revenue for sales incentives could be affected. As discussed above, there are a multitude of inputs affecting the calculation of the estimate for sales incentives, an increase or decrease of any of these variables could have a significant impact on the reduction of revenue for sales incentives.

 Policy, Warranty and Recalls

Provisions for estimated expenses related to policy and product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve vehicle quality and minimize claims. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

 Impairment of Long-Lived Assets

We periodically evaluate the carrying value of our long-lived assets held and used in the business, other than goodwill and intangible assets with indefinite lives and assets held for sale, when events and circumstances warrant. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value for assets to be held and used. For assets classified as held for sale, such assets are reflected at the lower of carrying value or fair value less cost to sell. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Product lines could become impaired in the future or require additional charges as a result of declines in profitability due to changes in volume, pricing or costs.

 Derivatives

We use derivatives in the normal course of business to manage our exposure to fluctuations in commodity prices and interest and foreign currency rates. We account for our derivatives in the consolidated balance sheet as assets or liabilities at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Accounting for derivatives is complex and significant judgment and estimates are involved in estimating the fair values of these instruments, particularly in the absence of quoted market prices. Generally, fair value estimates of derivative contracts involve the selection of an appropriate valuation model and determining the appropriate inputs to use in those models, such as contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of these factors. The majority of our derivatives are related to assets or indexes that are actively traded or quoted, and the selection of the appropriate valuation model and inputs into those models are not subject to significant judgment, as market information is readily available.

In contrast, the selection of the appropriate valuation model and the related inputs for a minority of our derivatives that relate to assets or indexes that are thinly traded may be highly judgmental, as such instruments tend to be more complex and market information is less available. For example, valuing a commodities purchase contract that meets the definition of a derivative requires a subjective determination of the timing and quantities of expected purchases. Moreover, because the tenor of thinly traded commodities contracts is greater than the available market data used to value those contracts, forward prices and volatility curves are generally extrapolated using a linear methodology over the contract life.

Valuation of Vehicle Operating Leases and Lease Residuals

In accounting for vehicle operating leases, we must make a determination at the beginning of the lease of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term, which typically ranges from nine months to four years. The customer is obligated to make payments during the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

term of the lease to the contract residual. However, since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the value of the vehicle is below the residual value estimated at contract inception.

Residual values are initially determined by consulting independently published residual value guides. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and may make adjustments to the extent the expected value of the vehicle at lease termination declines. For operating leases arising from vehicle sales to daily rental car companies, the adjustment may be in the form of revisions to the depreciation rate or recognition of an impairment loss. Impairment is determined to exist if the undiscounted expected future cash flows are lower than the carrying value of the asset. For operating leases arising from vehicles sold to dealers, the adjustment is made to the estimate of marketing incentive accruals for residual support programs initially recognized when vehicles are sold to dealers. When a lease vehicle is returned to us, the asset is reclassified from Equipment on operating leases, net to Inventory at the lower of cost or estimated fair value, less costs to sell.

Our depreciation methodology related to Equipment on operating leases, net considers management’s expectation of the value of the vehicles upon lease termination, which is based on numerous assumptions and factors influencing used automotive vehicle values. The critical assumptions underlying the estimated carrying value of automotive lease assets include: (1) estimated market value information obtained and used by management in estimating residual values; (2) proper identification and estimation of business conditions; (3) our remarketing abilities; and (4) our vehicle and marketing programs. Changes in these assumptions could have a significant impact on the value of the lease residuals.

Accounting Standards Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) which provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. SFAS No. 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard also requires that a company use its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. In February 2008, the FASB approved a FASB Staff Position (FSP) that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FSP did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. SFAS No. 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 will be applied prospectively. We intend to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We are currently evaluating the effects, if any, that SFAS No. 157 may have on our financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115” (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We do not expect the adoption of this standard to have a material impact on our financial condition and results of operations.

In June 2007, the FASB ratified Emerging Issue Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or the related services are performed. The Statement is effective for fiscal years beginning after December 15, 2007.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Management estimates that upon adoption, this guidance will not have a material effect on our financial condition and results of operations.

In June 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11), which requires entities to record to additional paid in capital the tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of nonvested equity shares, nonvested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years. Management estimates that upon adoption, this guidance will not have a material effect on our financial condition and results of operations.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (SFAS No. 141(R)) which retained the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. SFAS 141(R) will require that: (1) for all business combinations, the acquirer records all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain contingent assets and liabilities acquired be recognized at their fair values on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; (4) acquisition-related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5) in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be re-measured to their acquisition-date fair values, with any gain or loss recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this statement should also apply the provisions of SFAS No. 141(R). This standard will be applied to future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (SFAS No. 160) which amends ARB 51 to establish new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Also, SFAS No. 160 requires: that (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (2) losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interests be treated as equity transactions if control is maintained; and, (4) upon a loss of control, any gain or loss on the interest sold be recognized in earnings. SFAS No. 160 is effective on a prospective basis for all fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. We are currently evaluating the effects, if any, that SFAS No. 160 may have on our financial condition and results of operations.

Forward-Looking Statements

In this report and in reports we subsequently file with the SEC on Forms 10-K and 10-Q and filed or furnished on Form 8-K, and in related comments by our management, our use of the words “expect,” “anticipate,” “estimate,” “forecast,” “initiative,” “objective,” “plan,” “goal,” “project,” “outlook,” “priorities,” “target,” “intend,” “when,” “evaluate,” “pursue,” “seek,” “may,” “would,” “could,” “should,” “believe,” “potential,” “continue,” “designed,” “impact” or the negative of any of those words or similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. All statements in this report and subsequent reports which we may file with the SEC on Forms 10-K and 10-Q or file or furnish on Form 8-K, other than statements of historical fact, including without limitation, statements about future events and financial performance, are forward-looking statements that involve certain risks and uncertainties. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors that may be revised or

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

supplemented in subsequent reports on SEC Forms 10-K, 10-Q and 8-K. Such factors include those listed above in Risk Factors, among others, and the following:

•	Our ability to realize production efficiencies, to achieve reductions in costs as a result of the turnaround restructuring and health care cost reductions and to implement capital expenditures at levels and times planned by management;

•	The pace of product introductions and development of technology associated with the products;

•	Market acceptance of our new products;

•	Significant changes in the competitive environment and the effect of competition in our markets, including on our pricing policies;

•	Our ability to maintain adequate liquidity and financing sources and an appropriate level of debt;

•	Changes in the existing, or the adoption of new laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of our products, the cost thereof or applicable tax rates;

•	Costs and risks associated with litigation;

•	The final results of investigations and inquiries by the SEC and other governmental agencies;

•	Changes in the ability of GMAC to make distributions on the Preferred Membership Interests held by us;

•	Changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, including the estimates for the Delphi pension benefit guarantees, which could result in an impact on earnings;

•	Negotiations and bankruptcy court actions with respect to Delphi’s obligations to us and our obligations to Delphi, negotiations with respect to our obligations under the benefit guarantees to Delphi employees and our ability to recover any indemnity claims against Delphi;

•	Labor strikes or work stoppages at our facilities or our key suppliers such as Delphi or financial difficulties at our key suppliers such as Delphi;

•	Additional credit rating downgrades and the effects thereof;

•	Changes in relations with unions and employees/retirees and the legal interpretations of the agreements with those unions with regard to employees/retirees, including the negotiation of new collective bargaining agreements with unions representing our employees in the United States other than the UAW;

•	Completion of the final settlement with the UAW and UAW retirees, including obtaining court approval in a form acceptable to us, the UAW, and class counsel; treatment of the terms of the 2007 National Agreement pursuant to the Settlement Agreement in a form acceptable to us, the UAW and class counsel; our completion of discussions with the staff of the SEC regarding accounting treatment with respect to the New VEBA and the Post-Retirement Medical Benefits for the Covered Group as set forth in the Settlement Agreement, on a basis reasonably satisfactory to us; and as applicable, a determination by us that the New VEBA satisfies the requirements of section 302(c)(5) of the Labor-Management Relations Act of 1947, as amended (LMRA), as well as bank and other regulatory approval;

•	Shortages of and price increases for fuel; and

•	Changes in economic conditions, commodity prices, currency exchange rates or political stability in the markets in which we operate.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In addition, GMAC’s actual results may differ materially due to numerous important factors that are described in GMAC’s most recent report on SEC Form 10-K, which may be revised or supplemented in subsequent reports on SEC Forms 10-K, 10-Q and 8-K. The factors identified by GMAC include, among others, the following:

•	Rating agencies may downgrade their ratings for GMAC or ResCap in the future, which would adversely affect GMAC’s ability to raise capital in the debt markets at attractive rates and increase the interest that it pays on its outstanding publicly traded notes, which could have a material adverse effect on its results of operations and financial condition;

•	GMAC’s business requires substantial capital, and if it is unable to maintain adequate financing sources, its profitability and financial condition will suffer and jeopardize its ability to continue operations;

•	The profitability and financial condition of its operations are dependent upon our operations, and it has substantial credit exposure to us;

•	Recent developments in the residential mortgage market, especially in the nonprime sector, may adversely affect GMAC’s revenues, profitability and financial condition;

•	The worldwide financial services industry is highly competitive. If GMAC is unable to compete successfully or if there is increased competition in the automotive financing, mortgage and/or insurance markets or generally in the markets for securitizations or asset sales, its margins could be materially adversely affected;

•	Significant changes in the competitive environment and the effect of competition in GMAC’s markets, including on GMAC’s pricing policies;

•	Restrictions on the ability of GMAC’s residential mortgage subsidiary to pay dividends and prepay subordinated debt obligations to GMAC;

•	Changes in the residual value of off-lease vehicles;

•	Changes in U.S. government-sponsored mortgage programs or disruptions in the markets in which GMAC’s mortgage subsidiaries operate;

•	Changes in GMAC’s contractual servicing rights;

•	Costs and risks associated with litigation;

•	Changes in GMAC’s accounting assumptions that may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings;

•	The threat of natural calamities;

•	Changes in economic conditions, currency exchange rates, or political stability in the markets in which it operates; and

•	Changes in the existing, or the adoption of new laws, regulations, policies, or other activities of governments, agencies and similar organizations.

We caution investors not to place undue reliance on forward-looking statements. We undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where we are expressly required to do so by law.

* * * * * *

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and certain commodity prices. We enter into a variety of foreign exchange, interest rate and commodity forward contracts and options to maintain the desired level of exposure arising from these risks.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

The overall financial risk management program is placed under the responsibility of our Risk Management Committee (RMC), which reviews and, where appropriate, approves recommendations on the level of exposure and the strategies to be pursued to mitigate these risks. A risk management control system is utilized to monitor the strategies, risks and related hedge positions, in accordance with the policies and procedures approved by the RMC.

A discussion of our accounting policies for derivative financial instruments is included in Note 2 to the consolidated financial statements. Further information on our exposure to market risk is included in Notes 16 and 19 to the consolidated financial statements.

The following analyses provide quantitative information regarding our exposure to foreign currency exchange rate risk, interest rate risk and commodity price risk. We use sensitivity analysis to measure the potential loss in the fair value of financial instruments with exposure to market risk. The model used assumes instantaneous, parallel shifts in exchange rates, interest rate yield curves and commodity prices. For options and other instruments with nonlinear returns, models appropriate to these types of instruments are utilized to determine the impact of market shifts. There are certain shortcomings inherent in the sensitivity analyses presented, primarily due to the assumption that interest rates and commodity prices change in a parallel fashion and that spot exchange rates change instantaneously. In addition, the analyses are unable to reflect the complex market reactions that normally would arise from the market shifts modeled.

Foreign Exchange Rate Risk

We have foreign currency exposures related to buying, selling and financing in currencies other than the local currencies in which we operate. Derivative instruments, such as foreign currency forwards, swaps and options are used to hedge these exposures. At December 31, 2007 and 2006, the net fair value asset of financial instruments with exposure to foreign currency risk was $1.9 billion and $4.4 billion, respectively. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would be $2 billion and $2 billion for 2007 and 2006, respectively.

Interest Rate Risk

We are subject to market risk from exposure to changes in interest rates due to our financing activities. Interest rate risk is managed mainly with interest rate swaps.

At December 31, 2007 and 2006, the net fair value liability of financial instruments held for purposes other than trading with exposure to interest rate risk was $26.7 billion and $25.3 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would be $1.7 billion and $1.5 billion for 2007 and 2006, respectively.

Commodity Price Risk

We are exposed to changes in prices of commodities used in our Automotive business, primarily associated with various non-ferrous and precious metals for automotive components and energy used in the overall manufacturing process. Some of the commodity purchase contracts meet the definition of a derivative under SFAS No. 133. In addition, we enter into various derivatives, such as commodity swaps and options, to offset our commodity price exposures.

At December 31, 2007 and 2006 the net fair value asset of derivative and purchase contracts was $517 million and $755 million, respectively. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would be $331 million and $318 million for 2007 and 2006, respectively. This amount excludes the offsetting impact of the commodity price risk inherent in the physical purchase of the underlying commodities.

* * * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Motors Corporation, its Directors, and Stockholders:

We have audited the internal control over financial reporting of General Motors Corporation and subsidiaries (the Corporation) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

(1)	Controls over the period-end financial reporting process were not effective.

(2)	Controls to ensure the consolidated financial statements comply with SFAS No. 109, Accounting for Income Taxes, were not effective.

(3)	Controls over the accounting for employee benefit arrangements were not effective.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and the financial statement schedule listed in the Index at Item 15 as of and for the year ended December 31, 2007. This report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Corporation has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets and the related Consolidated Statements of Operations, Cash Flows, and Stockholders’ Equity (Deficit) of the Corporation as of and for the year ended December 31, 2007. Our audit also included the financial statement schedule listed in the Index at Item 15 as of and for the year ended December 31, 2007. Our report dated February 28, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the adoption of the recognition and measurement provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, and the change in measurement date for defined benefit plan assets and liabilities to coincide with the Corporation’s year end to conform to Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).

/s/  Deloitte & Touche LLP
Deloitte & Touche LLP

Detroit, Michigan
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Motors Corporation, its Directors, and Stockholders:

We have audited the accompanying Consolidated Balance Sheets of General Motors Corporation and subsidiaries (the Corporation) as of December 31, 2007 and 2006, and the related Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity (Deficit) for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Motors Corporation and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Corporation: (1) effective January 1, 2007, adopted the recognition and measurement provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (2) effective January 1, 2007, changed the measurement date for defined benefit plan assets and liabilities to coincide with its year end to conform to Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158), (3) effective December 31, 2006, began to recognize the funded status of its defined benefit plans in its consolidated balance sheets to conform to SFAS No. 158, and (4) effective December 31, 2005, began to account for the estimated fair value of conditional asset retirement obligations to conform to FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

As discussed in Note 3 to the consolidated financial statements, on November 30, 2006, the Corporation sold a 51% controlling interest in GMAC LLC, its former wholly-owned finance subsidiary. The Corporation’s remaining 49% interest in GMAC LLC is accounted for as an equity method investment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an adverse opinion on the Corporation’s internal control over financial reporting.

/s/  Deloitte & Touche LLP
Deloitte & Touche LLP

Detroit, Michigan
February 28, 2008

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)

Item 8. Financial Statements and Supplementary Data

	Years Ended December 31,
	2007	2006	2005

Net sales and revenue
Automotive sales	$178,199	$171,179	$158,623
Financial services and insurance revenue	2,923	34,422	34,427

Total net sales and revenue	181,122	205,601	193,050

Costs and expenses
Automotive cost of sales	166,259	163,742	158,254
Selling, general and administrative expense	14,412	13,650	13,003
Financial services and insurance expense	2,742	29,794	30,813
Other expenses	2,099	4,238	7,024

Total costs and expenses	185,512	211,424	209,094

Operating loss	(4,390)	(5,823)	(16,044)
Equity in loss of GMAC LLC	(1,245)	(5)	—
Automotive and other interest expense	(2,902)	(2,642)	(2,534)
Automotive interest income and other non-operating income	2,284	2,812	1,349

Loss from continuing operations before income taxes, equity income, minority interests and cumulative effect of a change in accounting principle	(6,253)	(5,658)	(17,229)
Income tax expense (benefit)	37,162	(3,046)	(6,046)
Equity income, net of tax	524	513	610
Minority interests, net of tax	(406)	(324)	(48)

Loss from continuing operations	(43,297)	(2,423)	(10,621)
Discontinued operations (Note 3)
Income from discontinued operations, net of tax	256	445	313
Gain on sale of discontinued operations, net of tax	4,309	—	—

Income from discontinued operations	4,565	445	313

Loss before cumulative effect of a change in accounting principle	(38,732)	(1,978)	(10,308)
Cumulative effect of a change in accounting principle	—	—	(109)

Net loss	$(38,732)	$(1,978)	$(10,417)

Earnings (loss) per share, basic and diluted
Continuing operations	$(76.52)	$(4.29)	$(18.78)
Discontinued operations	8.07	0.79	0.55
Cumulative effect of a change in accounting principle	—	—	(0.19)

Total	$(68.45)	$(3.50)	$(18.42)

Weighted average common shares outstanding, basic and diluted (millions)	566	566	565

Cash dividends per share	$1.00	$1.00	$2.00

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$24,549	$23,774
Marketable securities	2,139	138

Total cash and marketable securities	26,688	23,912
Accounts and notes receivable, net	9,659	8,216
Inventories	14,939	13,921
Equipment on operating leases, net	5,283	6,125
Other current assets and deferred income taxes	3,566	12,982

Total current assets	60,135	65,156
Financing and Insurance Operations Assets
Cash and cash equivalents	268	349
Investments in securities	215	188
Equipment on operating leases, net	6,712	11,794
Equity in net assets of GMAC LLC	7,079	7,523
Other assets	2,715	2,269

Total Financing and Insurance Operations assets	16,989	22,123
Non-Current Assets
Equity in net assets of nonconsolidated affiliates	1,919	1,969
Property, net	43,017	41,934
Goodwill and intangible assets, net	1,066	1,118
Deferred income taxes	2,116	33,079
Prepaid pension	20,175	17,366
Other assets	3,466	3,559

Total non-current assets	71,759	99,025

Total assets	$148,883	$186,304

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (principally trade)	$29,439	$26,931
Short-term borrowings and current portion of long-term debt	6,047	5,666
Accrued expenses	34,822	34,120

Total current liabilities	70,308	66,717
Financing and Insurance Operations Liabilities
Accounts payable	30	192
Debt	4,908	9,438
Other liabilities and deferred income taxes	875	1,947

Total Financing and Insurance Operations liabilities	5,813	11,577
Non-Current Liabilities
Long-term debt	33,384	33,067
Postretirement benefits other than pensions	47,375	50,409
Pensions	11,381	11,934
Other liabilities and deferred income taxes	16,102	17,062

Total non-current liabilities	108,242	112,472

Total liabilities	184,363	190,766
Commitments and contingencies (Note 17)
Minority interests	1,614	1,190
Stockholders’ Deficit
Preferred stock, no par value, authorized 6,000,000, no shares issued and outstanding	—	—
$1 2/3 par value common stock (2,000,000,000 shares authorized, 756,637,541 and 566,059,249 shares issued and outstanding at December 31, 2007, respectively, and 756,637,541 and 565,670,254 shares issued and outstanding at December 31, 2006, respectively)	943	943
Capital surplus (principally additional paid-in capital)	15,319	15,336
Retained earnings (deficit)	(39,392)	195
Accumulated other comprehensive loss	(13,964)	(22,126)

Total stockholders’ deficit	(37,094)	(5,652)

Total liabilities, minority interests, and stockholders’ deficit	$148,883	$186,304

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	For The Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities
Net loss	$(38,732)	$(1,978)	$(10,417)
Less income from discontinued operations	4,565	445	313
Less cumulative effect of a change in accounting principle	—	—	(109)

Loss from continuing operations	(43,297)	(2,423)	(10,621)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation, impairments and amortization expense	9,513	10,885	15,732
Mortgage servicing rights and premium amortization	—	1,021	1,142
Goodwill impairment — GMAC	—	828	712
Delphi charge	1,547	500	5,500
Loss on sale of 51% interest in GMAC	—	2,910	—
Provision for credit financing losses	—	1,799	1,074
Net gains on sale of credit receivables	—	(1,256)	(1,741)
Net gains on sale of investment securities	—	(1,006)	(104)
Other postretirement employee benefit (OPEB) expense	2,362	3,567	5,650
OPEB payments	(3,751)	(3,802)	(4,084)
VEBA/401(h) withdrawals	1,694	3,061	3,168
Pension expense	1,799	4,911	2,495
Pension contributions	(937)	(1,032)	(833)
Retiree lump sum and vehicle voucher expense, net of payments	—	(325)	(264)
Net change in mortgage loans	—	(21,578)	(29,119)
Net change in mortgage securities	—	427	(1,155)
Provisions for deferred taxes	36,977	(4,166)	(6,731)
Change in other investments and miscellaneous assets	663	(477)	(690)
Change in other operating assets and liabilities, net of acquisitions and disposals	(3,412)	(8,512)	20
Other	4,349	2,318	2,679

Net cash provided by (used in) continuing operating activities	7,507	(12,350)	(17,170)
Cash provided by discontinued operating activities	224	591	314

Net cash provided by (used in) operating activities	$7,731	$(11,759)	$(16,856)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Concluded)
(Dollars in millions)

	For The Years Ended December 31,
	2007	2006	2005

Cash flows from investing activities
Expenditures for property	$(7,542)	$(7,902)	$(8,141)
Investments in marketable securities, acquisitions	(10,155)	(28,062)	(27,479)
Investments in marketable securities, liquidations	8,119	31,081	28,216
Net change in mortgage servicing rights	—	(61)	(267)
Increase in finance receivables	—	(1,160)	(6,582)
Proceeds from sale of finance receivables	—	18,374	31,652
Proceeds from sale of 51% interest in GMAC	—	7,353	—
Proceeds from sale of discontinued operations	5,354	—	—
Proceeds from sale of business units/equity investments	—	10,506	846
Operating leases, acquisitions	—	(17,070)	(15,496)
Operating leases, liquidations	3,165	7,039	5,362
Capital contribution to GMAC LLC	(1,022)	—	—
Investments in companies, net of cash acquired	(46)	(357)	1,355
Other	389	(15)	(863)

Net cash provided by (used in) continuing investing activities	(1,738)	19,726	8,603
Cash used in discontinued investing activities	(22)	(31)	(38)

Net cash provided by (used in) investing activities	(1,760)	19,695	8,565
Cash flows from financing activities
Net increase (decrease) in short-term borrowings	(5,749)	7,030	(10,125)
Borrowings of long-term debt	2,131	79,566	78,276
Payments made on long-term debt	(1,403)	(92,290)	(69,566)
Cash dividends paid to stockholders	(567)	(563)	(1,134)
Other	—	2,487	6,030

Net cash provided by (used in) continuing financing activities	(5,588)	(3,770)	3,481
Cash provided by (used in) discontinued financing activities	(5)	3	(1)

Net cash provided by (used in) financing activities	(5,593)	(3,767)	3,480
Effect of exchange rate changes on cash and cash equivalents	316	365	(85)

Net increase (decrease) in cash and cash equivalents	694	4,534	(4,896)
Cash and cash equivalents retained by GMAC LLC upon disposal	—	(11,137)	—
Cash and cash equivalents of held for sale operations	—	—	(371)
Cash and cash equivalents at beginning of the year	24,123	30,726	35,993

Cash and cash equivalents at end of the year	$24,817	$24,123	$30,726

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(In millions)

						Accumulated
					Retained	Other	Total
	Shares of			Comprehensive	Earnings	Comprehensive	Stockholders’
	Common	Capital	Capital	Income	(Accumulated	Income	Equity
	Stock	Stock	Surplus	(Loss)	Deficit)	(Loss)	(Deficit)

Balance January 1, 2005	565	$942	$15,241		$14,511	$(2,814)	$27,880
Prior period adjustment (Note 15)	—	—	—		(211)	—	(211)

Balance January 1, 2005, as restated	565	942	15,241		14,300	(2,814)	27,669
Net loss	—	—	—	$(10,417)	(10,417)	—	(10,417)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(929)	—	—	—
Unrealized gains on derivatives	—	—	—	33	—	—	—
Unrealized loss on securities	—	—	—	(67)	—	—	—
Minimum pension liability adjustment	—	—	—	(758)	—	—	—

Other comprehensive loss	—	—	—	(1,721)	—	(1,721)	(1,721)

Comprehensive loss				$(12,138)

Stock options	1	1	44		—	—	45
Cash dividends paid	—	—	—		(1,134)	—	(1,134)

Balance December 31, 2005, as restated	566	943	15,285		2,749	(4,535)	14,442
Net loss	—	—	—	$(1,978)	(1,978)	—	(1,978)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	175	—	—	—
Unrealized loss on derivatives	—	—	—	(249)	—	—	—
Unrealized loss on securities	—	—	—	(504)	—	—	—
Minimum pension liability adjustment	—	—	—	(67)	—	—	—

Other comprehensive loss	—	—	—	(645)		(645)	(645)

Comprehensive loss				$(2,623)

Cumulative effect of a change in accounting principle — adoption of SFAS 158, net of tax	—	—	—		—	(16,946)	(16,946)
Stock options	—	—	51		—	—	51
Cumulative effect of a change in accounting principle — adoption of SFAS 156, net of tax	—	—	—		(13)	—	(13)
Cash dividends paid	—	—	—		(563)	—	(563)

Balance December 31, 2006, as restated	566	943	15,336		195	(22,126)	(5,652)
Net loss	—	—	—	$(38,732)	(38,732)	—	(38,732)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	1,000	—	—	—
Unrealized loss on derivatives	—	—	—	(38)	—	—	—
Unrealized loss on securities	—	—	—	(17)	—	—	—
Defined benefit plans, net (Note 24)	—	—	—	6,064	—	—	—

Other comprehensive income	—	—	—	7,009	—	7,009	7,009

Comprehensive loss				$(31,723)

Effects of accounting change regarding pension plans and OPEB plans measurement dates pursuant to SFAS No. 158, net of tax	—	—	—		(425)	1,153	728
Cumulative effect of a change in accounting principle — adoption of FIN 48, net of tax	—	—	—		137	—	137
Stock options	—	—	55		—	—	55
Conversion of GMAC Preferred Membership Interest (Note 8)	—	—	27		—	—	27
Cash dividends paid	—	—	—		(567)	—	(567)
Purchase of convertible note hedge (Note 14)	—	—	(99)		—	—	(99)

Balance December 31, 2007	566	$943	$15,319		$(39,392)	$(13,964)	$(37,094)

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

We (also General Motors Corporation, GM or the Corporation) are primarily engaged in the worldwide production and marketing of cars and trucks. We develop, manufacture and market vehicles worldwide through our four regions which consist of GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM) and GM Asia Pacific (GMAP). Also, our finance and insurance operations are primarily conducted through GMAC LLC, the successor to General Motors Acceptance Corporation (together with GMAC LLC, GMAC), a wholly-owned subsidiary through November 2006. On November 30, 2006, we sold a 51% controlling ownership interest in GMAC to a consortium of investors. After the sale, we have accounted for our 49% ownership interest in GMAC using the equity method. GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential mortgage services, automobile service contracts, personal automobile insurance coverage and selected commercial insurance coverage. We operate in two businesses, consisting of Automotive (GM Automotive or GMA) and Financing and Insurance Operations (FIO).

Note 2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of General Motors Corporation and our majority-owned subsidiaries and variable interest entities (VIEs) of which it has been determined that we are the primary beneficiary. Our share of earnings or losses of nonconsolidated affiliates are included in the consolidated operating results using the equity method of accounting, when we are able to exercise significant influence over the operating and financial decisions of the affiliates. If we are not able to exercise significant influence over the operating and financial decisions of the affiliate, the cost method of accounting is used. All intercompany balances and transactions have been eliminated in consolidation.

Change in Presentation of Financial Statements

In 2007, we changed our statement of operations presentation to present costs and expenses of our FIO operations as a separate line. In so doing, we reclassified FIO’s portion of Selling, general and administrative expense and Interest expense to Financial services and insurance expense. Also, Automotive and other interest expense has been presented within non-operating income and expenses. Additionally, prior period results have been reclassified for the retroactive effect of discontinued operations. Refer to Note 3. Certain reclassifications have been made to the comparable 2006 and 2005 financial statements to conform to the current period presentation.

Use of Estimates in the Preparation of the Financial Statements

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management believes that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

Revenue Recognition

Automotive Sales

Automotive sales consist primarily of revenue generated from the sale of vehicles. Vehicle sales are recorded when the title and risks and rewards of ownership have passed, which is generally when the vehicle is released to the carrier responsible for transporting vehicles to dealers. Provisions for recurring dealer and customer sales and leasing incentives, consisting of allowances and rebates, are recorded as reductions to Automotive sales at the time of vehicle sales. Additionally, all other incentives, allowances, and rebates related to vehicles previously sold are recognized as reductions to Automotive sales when announced.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vehicle sales to daily rental car companies with guaranteed repurchase obligations are accounted for as Equipment on operating leases, net. Lease revenue is recognized ratably over the term of the lease based on the difference between net sales proceeds and the guaranteed repurchase amount. Equipment on operating leases, net is depreciated based on the difference between the cost of the vehicle and estimated residual value using the straight-line method over the term of the lease agreement. Management reviews residual values periodically to determine that estimates remain appropriate, and if an asset is impaired losses are recognized at the time of the impairment.

We also generate revenue from customer subscriptions related to comprehensive in-vehicle security, communications, and diagnostic systems in our vehicles, as well as the sale of prepaid minutes for our Hands-Free Calling (HFC) system. Subscription service revenue is deferred and recognized on a straight-line basis over the subscription period. OnStar offers a one-year subscription as part of the sale or lease of a new vehicle. The fair value of the subscription is recorded as deferred revenue when a vehicle is sold, and amortized over the one year subscription period beginning when the end user activates the subscription. The HFC revenue is deferred and recognized on a straight-line basis over the life of the contract.

For credit card programs in which we have a redemption liability, we recognize the payments received from the bank over our estimate of the time period the customer will accumulate and redeem their rebate points. Currently, this time period is estimated to be 60 months for the majority of our credit card programs and such revenue is amortized using the straight-line method. This redemption period is reviewed periodically to determine if it remains appropriate. We estimate and accrue the redemption liability anticipated to be paid to the dealer at the time specific vehicles are sold to the dealer. The redemption cost is classified as a reduction of Automotive revenue in our statements of operations.

Financial Services and Insurance Revenues

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

Advertising

Advertising costs of $5.5 billion, $5.4 billion and $5.8 billion in 2007, 2006 and 2005, respectively, were expensed as incurred.

Research and Development Expenditures

Research and development expenditures of $8.1 billion, $6.6 billion, and $6.7 billion in 2007, 2006 and 2005, respectively, were expensed as incurred.

Property, net

Property, plant and equipment, including internal use software, is recorded at cost. Major improvements that extend the useful life of property are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. As of January 1, 2001, we adopted the straight-line method of depreciation for real estate, plants and equipment placed in service after that date. Assets placed in service before January 1, 2001 continue to be depreciated using accelerated methods. The accelerated methods accumulate depreciation of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately two-thirds of the depreciable cost during the first half of the estimated useful lives of property groups as compared to the straight-line method, which allocates depreciable costs equally over the estimated useful lives of property groups. Leasehold improvements are amortized over the period of lease or the life of the asset, whichever is shorter.

Special Tools

Special tools represent product specific tools, dies, molds and other items used in the manufacturing process of vehicles. Expenditures for special tools placed in service after January 1, 2001 were capitalized and amortized using the straight-line method over their estimated useful lives which range from one year to 10 years. Expenditures for special tools placed in service prior to January 1, 2001, were capitalized and amortized over their estimated useful lives, using the units of production method.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires the identification of the reporting units, and comparison of the fair value of each of these reporting units to the respective carrying value. The fair value of the reporting units is determined based on valuation techniques using the best information that is available, such as discounted cash flow projections. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. SFAS No. 142 requires goodwill to be tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The annual impairment tests are performed in the fourth quarter of each year.

Other intangible assets, which include customer lists, trademarks, and other identifiable intangible assets, are amortized on a straight-line basis over estimated useful lives of three to 10 years.

Valuation of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used in the business, other than goodwill and intangible assets with indefinite lives and assets held for sale, when events and circumstances warrant. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value for assets to be held and used. Assets classified as held for sale are reflected at the lower of carrying value or fair value less cost to sell. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of other than by sale are considered held for use until disposition.

Valuation of Equity Method Investments

Investees accounted for under the equity method of accounting are evaluated for impairment in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. An impairment loss would be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. In determining if a decline is other than temporary we consider such factors as the length of time and extent to which the fair value of the investment has been less than the carrying amount of the equity affiliate, the near-term and longer-term operating and financial prospects of the affiliate and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery.

Equipment on Operating Leases, net

Equipment on operating leases, net is reported at cost, less accumulated depreciation and net of origination fees or costs. Income from operating lease assets, which includes lease origination fees, net of lease origination costs, is recognized as operating lease revenue on a

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

straight-line basis over the scheduled lease term. Depreciation of vehicles is generally provided on a straight-line basis to an estimated residual value over a period of time, consistent with the term of the underlying operating lease agreement. We evaluate our depreciation policy for leased vehicles on a regular basis.

We have significant investments in vehicles in our operating lease portfolio and are exposed to changes in the residual values of those assets. The residual values represent an estimate of the values of the assets at the end of the lease contracts and are determined by consulting an independently published residual value guide. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and may make adjustments to the extent the expected value of the vehicle at lease termination changes. For operating leases arising from vehicle sales to daily rental car companies, the adjustment may be in the form of revisions to the depreciation rate or recognition of an impairment loss. Impairment is determined to exist if the undiscounted expected future cash flows are lower than the carrying value of the asset. For operating leases arising from vehicles sold to dealers, the adjustment is made to the estimate of marketing incentive accruals for residual support programs initially recognized when vehicles are sold to dealers. Refer to Note 27. When a lease vehicle is returned to us, the asset is reclassified from Equipment on operating leases, net to Inventory at the lower of cost or estimated fair value, less costs to sell.

Foreign Currency Transactions and Translation

The assets and liabilities of our foreign subsidiaries, using the local currency as their functional currency, are translated to U.S. Dollars based on the current exchange rate prevailing at each balance sheet date and any resulting translation adjustments are included in Accumulated other comprehensive income (loss). Our revenues and expenses are translated into U.S. Dollars using the average exchange rates prevailing for each period presented.

Included in Net income (loss) are the gains and losses arising from foreign currency transactions. The impact on net income (loss) of foreign currency transactions including the results of our foreign currency hedging activities, amounted to a loss of $669 million, a gain of $296 million and a loss of $118 million in 2007, 2006 and 2005, respectively.

Policy and Warranty

Provisions for estimated expenses related to policy and product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. Revision to the reserves for estimated policy and product warranties is made when necessary, based on changes in these factors. We actively study trends of claims and take action to improve vehicle quality and minimize claims.

Recall Campaigns

Provisions for estimated expenses related to product recalls based on a formal campaign soliciting return of that product are made when they are deemed to be probable and can be reasonably estimated.

Environmental Costs

We record a liability for environmental cleanup costs when a loss is probable and can be reasonably estimated. For environmental sites where there are potentially multiple responsible parties, we record a liability for the allocable share of the costs related to our involvement with the site, as well as an allocable share of costs related to insolvent parties or unidentified shares. For environmental sites where we are the only potentially responsible party, we record a liability for the total estimated costs of remediation before consideration of recovery from insurers or other third parties.

We have an established process to develop our environmental reserve. This process consists of a number of phases which begins with the visual site inspections and an examination of historical site records. Once a potential problem has been identified, physical sampling of the site may include analysis of ground water and soil borings. The evidence obtained is then evaluated and based upon this evaluation,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a remediation strategy is submitted for approval. The final phase of this process involves the commencement of remediation activities according to the approved plan. This process is used globally for all such sites.

Included in the estimated environmental liabilities are costs for ongoing operating, maintenance, and monitoring at environmental sites where remediation has been put in place. The process of estimating environmental remediation liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remediation and technology will be required, and the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites. Liabilities which have fixed or reliably determinable cash flows are discounted using a risk-free rate of return over the periods in which the ongoing maintenance is expected to occur, generally five to 30 years. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. In future periods, new laws or regulations, advances in remediation technologies and additional information about the ultimate remediation methodology to be used could significantly change our estimates.

Cash Equivalents

Cash equivalents are defined as short-term, highly-liquid investments with original maturities of 90 days or less.

Marketable Securities

Marketable securities are classified as available-for-sale, except for certain mortgage-related securities, which are classified as held-to-maturity. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of related income taxes, in Accumulated other comprehensive income (loss) until realized. Held-to-maturity securities are recorded at amortized cost. We determine realized gains and losses using the specific identification method.

Derivative Instruments

We are party to a variety of foreign exchange rate, interest rate, and commodity derivative contracts entered into in connection with the management of our exposure to fluctuations in foreign exchange rates, interest rates, and certain commodity prices. These financial exposures are managed in accordance with corporate policies and procedures.

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

Accounting for Income Taxes

We use the liability method in accounting for income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, using the statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date under the law. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Accounting for Early Retirement Programs

We offer an early retirement program to certain employees located in the GME region which allows these employees to early transition from employment into retirement before their legal retirement age. Eligible employees who elect to participate in this pre-retirement leave program work full time during half of the pre-retirement period (the active period) and then do not work for the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining half, the inactive period, and receive 50% of their salary during this pre-retirement period. These employees also receive an annual bonus equal to 35% of their annual net pay at the beginning of the pre-retirement period. Additionally, we are required to make contributions into the German government pension program for participants during the pre-retirement period. Under these programs, companies are entitled to a government subsidy if certain conditions are met. We have not been entitled to any program subsidy.

On January 1, 2006, we adopted Emerging Issue Task Force (EITF) 05-5, “Accounting for Early Retirement or Postemployment Programs with Specific Features” (EITF 05-5), which states that the bonus and contributions made into the German government pension program should be accounted for under the guidance in SFAS No. 112, “Employers’ Accounting for Postemployment Benefit Costs” (SFAS No. 112), and the government subsidy should be recognized when a company meets the necessary conditions to be entitled to the subsidy. As clarified in EITF 05-5, beginning in 2006, we recognized the bonus and additional contributions (collectively, additional compensation) into the German government pension plan over the period from when the employee signed the program contract until the end of the active service period. Prior to 2006, we recognized the full additional compensation one-year before the employee entered the active service period. The change, reported as a change in accounting estimate effected by a change in accounting principle, resulted in additional compensation expense of $68 million in 2006.

Accounting for Extended Disability Benefits

We accrue for estimated extended disability benefits ratably over the employees’ active service period using the delayed recognition provisions prescribed by SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” (SFAS No. 106). As discussed in Note 15, at December 31, 2006, we adopted the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158). The liability consists of the future obligations for income replacement, health care costs and life insurance premiums for employees currently disabled and those in the active workforce who may become disabled. We estimate future disabilities in the current workforce using actuarial methods based on sufficient historical experience.

Labor Force

On a worldwide basis, we have a concentration of our workforce working under the guidelines of unionized collective bargaining agreements. The current International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) labor contract is effective for a four-year term which began in October 2007 and expires in September 2011. Our current contract established a new wage and benefit structure for entry-level employees hired after the effective date of the contract in certain non-core positions, such as material movement, kitting and sequencing functions and certain stamping and subassemblies positions. These employees will receive base wages of approximately $15 per hour and will have a higher cost sharing arrangement for health care benefits. Additionally, the contract includes a $3,000 lump sum payment in 2007 and performance bonuses of 3%, 4% and 3% of wages in 2008, 2009 and 2010, respectively, for each UAW employee. We amortize these payments over the 12-month period following the respective payment dates. Active UAW employees and current retirees and surviving spouses were also granted pension benefit increases. Refer to Note 15.

Our previous UAW labor contract was effective for a four year term which began in October 2003 and expired in September 2007. This contract provided for a $3,000 lump sum payment for each UAW employee which was paid in October 2003, and a 3% performance bonus for each UAW employee, which was paid in October 2004. We amortized these payments over the 12-month period following the respective payment dates. UAW employees received a gross wage increase of 2% in 2005. For 2006, these employees were also granted a 3% gross wage increase under the labor contract, which was subsequently agreed between us and the UAW to be contributed to a Mitigation Voluntary Employee Beneficiary Association (VEBA) as a wage deferral, in connection with the 2005 UAW Health Care Settlement Agreement. Refer to Note 15. Active UAW employees were also granted pension benefit increases. There were no pension benefit increases granted to current retirees and surviving spouses. However, the contract did provide for four lump sum payments and two vehicle discount vouchers for current retirees and surviving spouses.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Accounting Principles

Accounting for Servicing of Financial Assets

On January 1, 2006, we adopted SFAS No. 156, “Accounting for Servicing of Financial Assets” (SFAS No 156), which: (1) provides revised guidance on when a servicing asset and servicing liability should be recognized; (2) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable; (3) permits an entity to elect to measure servicing assets and liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; (4) provides that upon initial adoption, a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting an entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the balance sheet and additional disclosures. We recorded a reduction to Retained earnings as of January 1, 2006 of $13 million as a cumulative effect of a change in accounting principle for the adoption of SFAS No. 156.

Accounting for Conditional Asset Retirement Obligations

Effective December 31, 2005, we adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 relates to legal obligations associated with retirement of tangible long-lived assets that result from acquisition, construction, development, or normal operation of a long-lived asset. We performed an analysis of such obligations associated with all real property owned or leased, including plants, warehouses, and offices. Our estimates of conditional asset retirement obligations relate, in the case of owned properties, to costs estimated to be necessary for the legally required removal or remediation of various regulated materials, primarily asbestos. Asbestos abatement was estimated using site-specific surveys where available and a per square foot estimate where surveys were unavailable. For leased properties, such obligations relate to the estimated cost of contractually required property restoration. The application of FIN 47 resulted in a charge of $109 million, after-tax, in 2005 presented as a cumulative effect of a change in accounting principle. The liability for conditional asset retirement obligations at December 31, 2007 and 2006 was $222 million and $193 million, respectively. Pro forma amounts, as if FIN 47 had been applied for 2005 are as follows (Dollars in millions except per share amounts):

Net loss, as reported	$(10,417)
Add: FIN 47 cumulative effect, net of tax	109
Less: FIN 47 depreciation and accretion expense, net of tax	(16)

Pro forma net loss	$(10,324)

Loss per share, basic and diluted, as reported	$(18.42)

Pro forma loss per share	$(18.26)

Pro forma asset retirement obligation — net, as of year-end	$181

Asset retirement obligations are included in Other long-term liabilities on the consolidated balance sheets. The following table reconciles our asset retirement obligations as of December 31, 2007 and 2006:

	2007	2006
	(Dollars in millions)

Asset retirement obligations as of January 1	$193	$181
Accretion expense	22	18
Liabilities incurred	43	5
Liabilities settled or disposed	(40)	(9)
Effect of foreign currency	4	—
Revisions to estimates	—	(2)

Asset retirement obligations as of December 31	$222	$193

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, our asset retirement obligation was primarily related to removal or remediation of various regulated materials, primarily asbestos.

Accounting for Uncertainty in Income Taxes

During the first quarter of 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109 “Accounting for Income Taxes” (SFAS No. 109), by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effect(s) of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle. We adopted FIN 48 as of January 1, 2007, and recorded an increase to Retained earnings of $137 million as a cumulative effect of a change in accounting principle with a corresponding decrease to the liability for uncertain tax positions. Refer to Note 18 for more information regarding the impact of adopting FIN 48.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

We recognized the funded status of our benefit plans at December 31, 2006 in accordance with the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). Additionally, we elected to adopt early the measurement date provisions of SFAS No. 158 at January 1, 2007. Those provisions require the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. Refer to Note 15.

Accounting Standards Not Yet Adopted

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) which provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. SFAS No. 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard also requires that a company use its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. In February 2008, the FASB approved a FASB Staff Position (FSP) that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FSP did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. SFAS No. 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 will be applied prospectively. We intend to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We are currently evaluating the effects, if any, that SFAS No. 157 may have on our financial condition and results of operations.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115” (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We do not expect the adoption of this standard to have a material impact on our financial condition and results of operations.

Accounting for Nonrefundable Payments for Goods or Services to Be Used in Future Research and Development Activities

In June 2007, the FASB ratified Emerging Issue Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or the related services are performed. The Statement is effective for fiscal years beginning after December 15, 2007. Management estimates that upon adoption, this guidance will not have a material effect on our financial condition and results of operations.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11), which requires entities to record to additional paid in capital the tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of nonvested equity shares, nonvested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years. Management estimates that upon adoption, this guidance will not have a material effect on our financial condition and results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)) which retained the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. SFAS No. 141(R) will require that: (1) for all business combinations, the acquirer records all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain contingent assets and liabilities acquired be recognized at their fair values on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; (4) acquisition-related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5) in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be re-measured to their acquisition-date fair values, with any gain or loss recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this statement should also apply the provisions of SFAS No. 141(R). This standard will be applied to all future business combinations.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (SFAS No. 160) which amends ARB 51 to establish new standards that will govern the accounting for and reporting of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Also, SFAS No. 160 requires that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (2) losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interests be treated as equity transactions if control is maintained; and, (4) upon a loss of control, any gain or loss on the interest sold be recognized in earnings. SFAS No. 160 is effective on a prospective basis for all fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. We are currently evaluating the effects, if any, that SFAS No. 160 may have on our financial condition and results of operations.

Note 3.	Acquisition and Disposal of Businesses

Sale of Allison Transmission Business

In August 2007, we completed the sale of the commercial and military operations of our Allison Transmission (Allison) business. The negotiated purchase price of $5.6 billion in cash plus assumed liabilities was paid on closing. The purchase price was subject to adjustment based on the amount of Allison’s net working capital and debt on the closing date, which resulted in an adjusted purchase price of $5.4 billion. A gain on the sale of Allison in the amount of $5.3 billion, $4.3 billion after-tax, inclusive of the final purchase price adjustments, was recognized in 2007. Allison, formerly a division of our Powertrain Operations, is a global leader in the design and manufacture of commercial and military automatic transmissions and a premier global provider of commercial vehicle automatic transmissions for on-highway, including trucks, specialty vehicles, buses and recreational vehicles, off-highway and military vehicles, as well as hybrid propulsion systems for transit buses. We retained the Powertrain Operations’ facility near Baltimore, which manufactures automatic transmissions primarily for our trucks and hybrid propulsion systems.

The results of operations and cash flows of Allison have been reported in the consolidated financial statements as discontinued operations for all periods presented. Historically, Allison was reported within GMNA in the Automotive business.

The following table summarizes the results of discontinued operations:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Net sales	$1,225	$2,142	$1,750
Income from discontinued operations before income taxes	$404	$706	$489
Income tax provision	$148	$261	$176
Income from discontinued operations, net of tax	$256	$445	$313
Gain on sale of discontinued operations, net of tax	$4,309	$—	$—

As part of the transaction, we entered into an agreement with the buyers of Allison whereby we may provide the new parent company of Allison with contingent financing of up to $100 million. Such financing would be made available if, during a defined period of time, Allison was not in compliance with its financial maintenance covenant under a separate credit agreement. Such GM financing would be contingent on the stockholders of the new parent company of Allison committing to provide an equivalent amount of funding to Allison, either in the form of equity or a loan, and, if a loan, such loan would be granted on the same terms as the GM financing. This commitment expires on December 31, 2010. The new parent company of Allison did not borrow against this facility in 2007. Additionally, both parties have entered into non-compete arrangements for a term of 10 years in the United States and for a term of five years in Europe.

Sale of 51% Controlling Interest in GMAC

In November 2006, we completed the sale of a 51% controlling interest in GMAC (GMAC Transaction) for a purchase price of $7.4 billion to FIM Holdings LLC (FIM Holdings). FIM Holdings is a consortium of investors including Cerberus FIM Investors LLC, Citigroup Inc., Aozora Bank Limited, and a subsidiary of The PNC Financial Services Group, Inc. We retained a 49% interest in GMAC’s

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Membership Interests. In addition, FIM Holdings purchased 555,000 of GMAC’s Preferred Membership Interests for a cash purchase price of $500 million, and we purchased 1,555,000 Preferred Membership Interests for a cash purchase price of $1.4 billion. The total value of the cash proceeds and distributions to us after repayment of certain intercompany obligations, and before we purchased the Preferred Membership Interests of GMAC was expected to be $14 billion over three years, comprised of the $7.4 billion purchase price and a $2.7 billion cash dividend at closing, and other transaction related cash flows including the monetization of certain retained assets. In January 2007, we made a capital contribution to GMAC of $1 billion to restore its adjusted tangible equity balance to the contractually required amount due to the decrease in the adjusted tangible equity balance of GMAC as of November 30, 2006.

Prior to consummation of the transaction: (1) certain assets with respect to automotive leases owned by GMAC and its affiliates having a net book value of $4 billion and related deferred tax liabilities of $1.8 billion were transferred to us; (2) we assumed or retained certain of GMAC’s postemployment benefit obligations totaling $842 million and related deferred tax assets of $302 million; (3) GMAC transferred to us certain entities that hold a fee interest in certain real properties; (4) GMAC paid cash dividends to us based upon GMAC’s anticipated net income for the period September 30, 2005 to November 30, 2006 totaling $1.9 billion; (5) we repaid certain indebtedness owing to GMAC and specified intercompany unsecured obligations owing to GMAC; and (6) GMAC made a one-time distribution to us of $2.7 billion of cash to reflect the increase in GMAC’s equity resulting from the transfer of a portion of GMAC’s net deferred tax liabilities arising from the conversion of GMAC and certain of its subsidiaries to limited liability company form.

In accordance with the terms of the sale agreement, in the second quarter of 2006, we settled our estimated outstanding liability with respect to a residual support and risk sharing agreement that was in place with GMAC related to certain operating lease portfolios for $1.4 billion. Under this arrangement, the customer’s contractual residual value was set above GMAC’s standard residual values. We reimbursed GMAC to the extent that remarketing sales proceeds were less than the customer’s contractual residual value limited to GMAC’s standard residual sales value. We also participated in a risk sharing arrangement whereby we shared equally in residual losses to the extent that remarketing proceeds were below GMAC standard residual values limited to a floor. The amount of the liability we previously recorded amounted to $1.8 billion, resulting in a gain on settlement of $390 million. We recognized $252 million of the gain in 2006 with the remainder reflected as a deferred gain which will be recognized in future periods as the leases terminate.

We recognized a non-cash impairment charge of $2.9 billion in Other expenses in 2006. The charge is comprised of the write-down of the carrying value of GMAC assets that were sold on November 30, 2006, partially offset by the realization of 51% of the unrecognized net gains reflected in GMAC’s other comprehensive income.

For the eleven months ended November 30, 2006, GMAC’s earnings and cash flows are fully consolidated in our consolidated statements of operations and consolidated statements of cash flows. After November 30, 2006, our remaining 49% interest in GMAC’s common membership interests is reflected as an equity method investment. Also, our interest in GMAC’s preferred membership interests is reflected as a cost method investment. Refer to Note 11.

As part of the agreement, we retained an option, for 10 years after the closing date, to repurchase from GMAC certain assets related to the automotive finance business of the North American Operations and International Operations of GMAC. Our exercise of the option is conditional on our credit rating being investment grade or higher than GMAC’s credit rating. The call option price is calculated as the higher of: (1) fair market value, or (2) 9.5 times the consolidated net income of GMAC’s automotive finance business in either the calendar year the call option is exercised or the calendar year immediately following the year the call option is exercised. No value was assigned to this fair value option.

We entered into a number of agreements with GMAC that were intended to continue the mutually-beneficial global relationship between us and GMAC. These agreements, in substance, were consistent with the existing and historical practices between us and GMAC, including requiring GMAC to continue to allocate capital to automotive financing thereby continuing to provide critical financing support to a significant share of our global sales. While GMAC retains the right to make individual credit decisions, GMAC has committed to fund a broad spectrum of customers and dealers consistent with historical practice in the relevant jurisdiction. Subject to GMAC’s fulfillment of certain conditions, we have granted GMAC exclusivity for U.S., Canadian, and international GM-sponsored consumer and wholesale marketing incentives for our products in specified markets around the world, with the exception of Saturn branded products. Refer to Note 27 for additional information concerning these ongoing arrangements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sale of GMAC Commercial Mortgage

In March 2006, through GMAC, we sold 79% of our equity in GMAC Commercial Mortgage for $1.5 billion in cash. Subsequent to the sale, the remaining interest in GMAC Commercial Mortgage is reflected using the equity method.

Sale of Electro-Motive Division

In April 2005, we completed the sale of our Electro-Motive Division (EMD) to an investor group led by Greenbriar Equity Group LLC and Berkshire Partners LLC for total consideration of $201 million. The sale covered substantially all of the EMD businesses and both the LaGrange, Illinois and London, Ontario manufacturing facilities. This transaction did not have a material effect on our consolidated financial position or results of operations.

Acquisition of GM Daewoo Auto & Technology Company

In February 2005, we completed the purchase of 16.6 million newly-issued shares of common stock in GM Daewoo Auto & Technology Company (GM Daewoo) for $49 million, which increased our ownership in GM Daewoo to 48.2% from 44.6%. No other shareholders in GM Daewoo participated in the issue. In June 2005, we purchased from Suzuki Motor Corporation (Suzuki) 6.9 million shares of outstanding common stock in GM Daewoo for $21 million. This increased our ownership in GM Daewoo to 50.9%. Accordingly, we began consolidating the operations of GM Daewoo in June 2005.

The pro forma unaudited impact on Automotive sales had we consolidated GM Daewoo for the full year in 2005 would have been an increase to revenue of $2.8 billion. The pro forma effect on Net income (loss) is not significant compared to equity income recognized.

Note 4.	Marketable Securities

Marketable securities we hold are classified as available-for-sale, except for certain mortgage-related securities, which are classified as held-to-maturity. Unrealized gains and losses, net of related income taxes, for available-for-sale securities are included as a separate component of stockholders’ equity. We determine cost on the specific identification basis.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in marketable securities are as follows:

	December 31, 2007				December 31, 2006
		Unrealized		Fair		Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in millions)
Automotive
Available for sale:
Corporate debt securities and other	$1,278	$3	$9	$1,272	$122	$—	$—	$122
United States government and agencies	559	12	—	571	13	—	—	13
Mortgage-backed securities	296	2	2	296	3	—	—	3

Total Automotive	2,133	17	11	2,139	138	—	—	138

Financing and Insurance Operations
Available for sale:
United States government and agencies	1	—	—	1	—	—	—	—
Foreign government securities	20	1	—	21	—	—	—	—
Mortgage and asset-backed securities	33	—	—	33	—	—	—	—
Corporate debt securities and other	74	2	1	75	98	—	4	94

Subtotal	128	3	1	130	98	—	4	94
Mortgage-backed securities held-to-maturity	84	1	—	85	93	1	—	94

Total Financing and Insurance Operations	212	4	1	215	191	1	4	188

Total consolidated	$2,345	$21	$12	$2,354	$329	$1	$4	$326

Proceeds from sales of marketable securities totaled $955 million, $7.9 billion and $20.4 billion in 2007, 2006 and 2005, respectively. The gross gains related to sales of marketable securities were $10 million, $1.1 billion and $223 million in 2007, 2006, and 2005, respectively. The gross losses related to sales of marketable securities were $4 million, $105 million and $132 million in 2007, 2006 and 2005, respectively.

The amortized cost and fair value of investments in available-for-sale securities by contractual maturity at December 31, 2007 are as follows:

	Automotive		Financing and Insurance
	Amortized	Fair	Amortized	Fair
Contractual Maturity	Cost	Value	Cost	Value
		(Dollars in millions)

1 year	$875	$874	$16	$17
2-5 years	878	880	14	14
6-10 years	126	131	36	37
11 years and thereafter	254	254	62	62

Total	$2,133	$2,139	$128	$130

On a monthly basis, we evaluate whether unrealized losses related to investments in debt and equity securities are temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. If losses are determined to be other-than-temporary, the investment carrying amount is considered impaired and adjusted to fair value. We recorded an other-than-temporary impairment of $72 million on certain marketable securities in 2007.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value and gross unrealized losses of investments in an unrealized loss position that are not deemed to be other-than-temporarily impaired are summarized in the following table.

	December 31, 2007
	Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Automotive
Corporate debt securities and other	$483	$9	$3	$—
Mortgage-backed securities	88	2	—	—

Total	$571	$11	$3	$—

	December 31, 2007
	Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Financing and Insurance Operations
Corporate debt securities and other	$1	$—	$31	$1

Total	$1	$—	$31	$1

	December 31, 2006
	Less than 12 Months
	Fair Value	Unrealized Losses
	(Dollars in millions)

Financing and Insurance Operations
Corporate debt securities and other	$94	$4

Total	$94	$4

In addition, we hold a strategic 3.7% stake in Suzuki that is recorded in Other Assets at its fair value of $492 million and $460 million as of December 31, 2007 and 2006, respectively. Our cost basis in this investment is $236 million. As discussed in Note 8, we also hold an investment in GMAC Preferred Membership Interests that is recorded in Other Assets at $1 billion and $1.6 billion as of December 31, 2007 and 2006, respectively. The fair value of this investment is $933 million and $1.6 billion as of December 31, 2007 and 2006, respectively.

Note 5.	Finance Receivables and Securitizations

We generate receivables from our sales of vehicles to our dealer network domestically, as well as from service parts and powertrain sales. Certain of these receivables are sold to a wholly-owned bankruptcy-remote Special Purpose Entity (SPE). The SPE is a separate legal entity that assumes risks and rewards of ownership of the receivables. In turn, the SPE participates in a trade accounts receivable securitization program whereby it enters into an agreement to sell undivided interests in an eligible pool of trade receivables limited to $600 million and $850 million in 2007 and 2006, respectively, directly to banks and to a bank conduit, which funds its purchases through issuance of commercial paper. The receivables under the program are sold at fair market value and removed from our consolidated balance sheet at the time of sale. The loss recorded on the trade receivables sold, included in Automotive cost of sales, was $2 million, $30 million and $23 million in 2007, 2006 and 2005, respectively. As of December 31, 2007, the banks and the bank conduit had no beneficial interest in the SPE’s pool of eligible trade receivables. As of December 31, 2006, the banks and the bank conduit had a beneficial interest of $200 million in the SPE’s pool of eligible trade receivables. We do not have a retained interest in the receivables sold or provide any guarantees or other credit enhancements, but perform collection and administrative functions. The gross amount of proceeds from collections reinvested in revolving securitizations was $600 million, $9 billion and $12.8 billion in 2007, 2006, and 2005 respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to this securitization program, we participate in other trade receivable securitization programs, primarily in Europe. Financing providers had a beneficial interest in our pool of eligible European receivables of $87 million and $109 million as of December 31, 2007 and 2006, respectively, related to those securitization programs.

Since April 2006, certain other trade accounts receivables related to vehicle sales to dealers primarily in the Middle East are pledged as collateral under an on-balance sheet securitized borrowing program. The receivables pledged are not reported separately from other trade accounts receivables on the consolidated balance sheet. The amount of receivables pledged under this program was $215 million and $300 million, as of December 31, 2007 and 2006, respectively. Such amounts are also reported as short-term borrowings.

Securitizations of Finance Receivables and Mortgage Loans

Prior to the consummation of the GMAC Transaction, GMAC transferred to us two bankruptcy-remote subsidiaries, which function as SPEs that hold the equity interests in ten trusts that are parties to lease asset securitizations. The balance of lease securitization debt under these two SPEs was $4.8 billion and $9.4 billion as of December 31, 2007 and 2006, respectively.

With the completion of the GMAC Transaction in 2006, GMAC’s finance receivables are no longer part of our consolidated balance sheet. Below is information on GMAC finance receivables for the eleven months ended November 30, 2006 and the year ended December 31, 2005.

GMAC sold retail finance receivables, wholesale and dealer loans, and residential mortgage loans. The following discussion and related information is only applicable to the transfers of finance receivables and loans that qualified as off-balance sheet securitizations under the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement 125” (SFAS No. 140).

GMAC retained servicing responsibilities for and subordinated interests in all of its securitizations of retail finance receivables and wholesale loans. Servicing responsibilities were retained for the majority of its residential and commercial mortgage loan securitizations and GMAC retained subordinated interests in some of these securitizations. GMAC also held subordinated interests and acted as collateral manager in its collateralized debt obligation (CDO) securitization program.

As servicer, GMAC received a monthly fee stated as a percentage of the outstanding sold receivables. Typically, for retail automotive finance receivables where GMAC was paid a fee, it concluded that the fee represents adequate compensation as a servicer and, as such, no servicing asset or liability was recognized. Considering the short-term revolving nature of wholesale loans, no servicing asset or liability was recognized upon securitization of the loans. As of December 31, 2005, the weighted average basic servicing fees for its primary servicing activities were 100 basis points, 100 basis points and 40 basis points of the outstanding principal balance for sold retail finance receivables, wholesale loans, residential mortgage loans and commercial mortgage loans, respectively. Additionally, GMAC retained the rights to cash flows remaining after the investors in most securitization trusts have received their contractual payments. In certain retail securitization transactions, retail receivables were sold on a servicing retained basis, but with no servicing compensation and, as such, a servicing liability was established and recorded in Other liabilities.

For mortgage servicing, GMAC capitalizes the value expected to be realized from performing specified residential and commercial mortgage servicing activities as mortgage servicing rights.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize gains on securitizations and certain cash flows received from and paid to securitization trusts for transfers of finance receivables and loans that were completed during the eleven months ended November 30, 2006, and the year ended December 31, 2005:

	Eleven Months Ended November 30, 2006
	Retail
	Finance	Wholesale	Mortgage
	Receivables	Loans	Residential
	(Dollars in millions)

Pre-tax gains on securitizations	$—	$551	$731
Cash inflow information:
Proceeds from new securitizations	$3,315	$—	$56,510
Servicing fees received	$—	$166	$435
Other cash flows received on retained interests	$308	$28	$534
Proceeds from collections reinvested in revolving securitizations	$—	$89,385	$—
Repayments of servicing advances	$3	$—	$1,065
Cash outflow information:
Servicing advances	$(48)	$—	$(1,125)
Purchase obligations and options:
Mortgage loans under conditional call option	$—	$—	$(20)
Representations and warranties obligations	$—	$—	$(37)
Administrator or servicer actions	$(5)	$—	$(56)
Asset performance conditional calls	$—	$—	$(47)
Clean-up calls	$(242)	$—	$(1,099)

	Year Ended December 31, 2005
	Retail				Commercial
	Finance	Wholesale	Mortgage Loans		Mortgage
	Receivables	Loans	Residential	Commercial	Securities
	(Dollars in millions)

Pre-tax gains (losses) on securitizations	$(2)	$543	$513	$68	$8
Cash inflow information:
Proceeds from new securitizations	$4,874	$7,705	$41,987	$3,990	$741
Servicing fees received	$65	$179	$245	$21	$—
Other cash flows received on retained interests	$249	$503	$583	$262	$42
Proceeds from collections reinvested in revolving securitizations	$—	$102,306	$—	$—	$—
Repayments of servicing advances	$43	$—	$1,115	$198	$—
Cash outflow information:
Servicing advances	$(46)	$—	$(1,163)	$(188)	$—
Purchase obligations and options:
Mortgage loans under conditional call option	$—	$—	$(9)	$—	$—
Representations and warranties obligations	$—	$—	$(29)	$—	$—
Administrator or servicer actions	$(76)	$—	$—	$—	$—
Asset performance conditional calls	$—	$—	$(99)	$—	$—
Clean-up calls	$(715)	$—	$(2,202)	$—	$—

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

We hedge interest rate and prepayment risks associated with certain of the retained interests; the effects of such hedge strategies have not been considered herein. Expected static pool net credit losses include actual incurred losses plus projected net credit losses divided by the original balance of the outstandings comprising the securitization pool. The table below displays the expected static pool net credit losses based on our securitization transactions.

	Loans Securitized In Periods
	Ended December 31,(a)
	2006(b)	2005

Retail automotive	0.7%	0.6%
Residential mortgage	0.0-12.8%	0.0-16.9%
Commercial mortgage	—	0.0-3.4%
Commercial investment securities	—	0.0-6.7%

(a)	Static pool losses not applicable to wholesale finance receivable securitizations because of their short-term nature.
(b)	Represents eleven months ended November 30, 2006.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Inventories

Inventories are comprised of the following:

	December 31,
	2007	2006
	(Dollars in millions)

Productive material, work in process, and supplies	$6,267	$5,810
Finished product, including service parts, etc.	10,095	9,619

Total inventories at FIFO	16,362	15,429
Less LIFO allowance	(1,423)	(1,508)

Total automotive inventories, less allowances	14,939	13,921
FIO off-lease vehicles, included in FIO Other assets	254	185

Total consolidated inventories, less allowances	$15,193	$14,106

Inventories are stated at cost, which is not in excess of market. The cost of 50% of U.S. inventories is determined by the last-in, first-out (LIFO) method. The cost of all other inventories is determined by either the first-in, first-out (FIFO) or average cost methods.

During 2007 and 2006, U.S. LIFO eligible inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2007 and 2006 purchases, the effect of which decreased Automotive cost of sales by approximately $100 million and $50 million in 2007 and 2006, respectively.

Note 7.	Equipment on Operating Leases, net

Information related to Assets leased to others and accumulated depreciation is as follows:

	December 31,
	2007	2006
	(Dollars in millions)

Automotive
Equipment on operating leases	$5,798	$6,629
Less accumulated depreciation	(515)	(504)

Net book value	5,283	6,125

Financing and Insurance Operations
Equipment on operating leases	9,313	14,909
Less accumulated depreciation	(2,601)	(3,115)

Net book value	6,712	11,794

Total consolidated net book value	$11,995	$17,919

The lease payments to be received related to Equipment on operating leases, net maturing in each of the five years following December 31, 2007, are as follows: Auto — none, as the payment is received at lease inception and the revenue is deferred over the lease period; FIO — $1.2 billion, $477 million and $51 million maturing in 2008, 2009 and 2010, respectively. There are no leases maturing after 2010.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Investment in Nonconsolidated Affiliates

Our nonconsolidated affiliates are those entities in which we own an equity interest and for which we use the equity method of accounting, because we have the ability to exert significant influence over decisions relating to their operating and financial affairs. Our significant affiliates, and the percent of our equity ownership or voting interest in them include the following:

•	GMAC (49% at December 31, 2007 and 2006)
•	Shanghai General Motors Co., Ltd (50% at December 31, 2007, 2006 and 2005)
•	SAIC-GM-Wuling Automobile Co., Ltd (34% at December 31, 2007, 2006 and 2005)
•	Suzuki (20.4% at December 31, 2005)

Investment in GMAC

Summarized financial information for GMAC as of December 31, 2007 and 2006 and the year ended December 31, 2007 is presented in the tables below:

Results of Operations

Year Ended
December 31,
2007
(Dollars in millions)

Total financing revenue	$21,187
Interest expense	$14,776
Depreciation expense on operating lease assets	$4,915
Total other revenue	$10,303
Total non interest expense	$10,645
Loss before income tax expense	$(1,942)
Income tax expense	$390
Net loss	$(2,332)

Financial Position

	December 31,
	2007	2006
	(Dollars in millions)

Loans held for sale	$20,559	$27,718
Total finance receivables and loans, net	$124,759	$170,870
Investment in operating leases, net	$32,348	$24,184
Other assets	$27,026	$23,496
Total assets	$247,710	$287,439
Total debt	$193,148	$236,985
Accrued expenses and deposits and other liabilities	$27,484	$22,659
Total liabilities	$232,145	$270,875
Redeemable preferred membership interests	$—	$2,195
Total equity	$15,565	$14,369
Total liabilities, preferred interests and equity	$247,710	$287,439

Our investment in GMAC was $7.1 billion and $7.5 billion at December 31, 2007 and 2006, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed in Note 3, we sold a 51% ownership interest in GMAC in November 2006. As such, our remaining 49% ownership interest is accounted for under the equity method. In addition, we purchased 1,555,000 Preferred Membership Interests for a cash purchase price of $1.4 billion, which are included within Other Assets in our consolidated balance sheet. Refer to Note 11.

The investment in GMAC Preferred Membership Interests, a cost method investment, was initially recorded at fair value at the date of its acquisition. The excess of fair value over the purchase price of the Preferred Membership Interests reduced our investment in GMAC Common Membership Interests. GMAC is required to make certain quarterly distributions to holders of the Preferred Membership Interests in cash on a pro rata basis. The Preferred Membership Interests are issued in units of $1,000 and accrue a yield at a rate of 10% per annum. GMAC’s Board of Managers (GMAC Board) may reduce any distribution to the extent required to avoid a reduction of the equity capital of GMAC below a minimum amount of equity capital equal to the net book value of GMAC at November 30, 2006. In addition, the GMAC Board may suspend the payment of Preferred Membership Interest distributions with the consent of a majority of the Preferred Membership Interests. If distributions are not made with respect to any fiscal quarter, the distributions would not be cumulative. If the accrued yield of GMAC’s Preferred Membership Interests for any fiscal quarter is fully paid to the preferred holders, then a portion of the excess of the net financial book income of GMAC in any fiscal quarter over the amount of yield distributed to the holders of the Preferred Membership Interests in such quarter will be distributed to the holders of the Common Membership Interests as follows: at least 40% of the excess will be paid for fiscal quarters ending prior to December 31, 2008 and at least 70% of the excess will be paid for fiscal quarters ending after December 31, 2008.

In November 2007, we converted 533,236 of our Preferred Membership Interests and FIM Holdings converted 555,000 of its Preferred Membership Interests into 3,912 and 4,072, respectively, of Common Membership Interests in order to strengthen GMAC’s capital position. The percentage ownership of the Common Membership Interests in GMAC remained unchanged after the conversion. We accounted for the conversion at fair value and recorded a loss of $27 million during 2007. The loss on conversion represents the difference between the fair value and the carrying value of the Preferred Membership Interests converted. GMAC accounted for the conversion of the Preferred Membership Interests as a recapitalization recorded at book value. Our proportionate share of the increase in GMAC’s net equity attributable to Common Membership Interest holders as a result of the conversion exceeded the fair value of the Preferred Membership Interests we converted by $27 million. The difference was recorded as an increase to Additional paid-in capital in 2007. At December 31, 2007, we hold the remaining 1,021,764 of Preferred Membership Interests and 49% or 52,912 of Common Membership Interests in GMAC.

We periodically evaluate the carrying value of our investment in GMAC, including our Preferred Membership Interests, to assess whether our investment is impaired. We currently believe our investment in GMAC is not impaired. However, there are many economic factors which are unstable at December 31, 2007, which may affect GMAC’s ability to generate sustainable earnings and continue distributions on its Preferred Membership Interests and, accordingly, our assessment of impairment. These factors include:

•	The instability of the global credit and mortgage markets and its effect on GMAC’s Residential Capital, LLC (ResCap) subsidiary as well as its automotive finance, insurance and other operations;

•	The deteriorating conditions in the residential and home building markets, including significant changes in the mortgage secondary market, tightening underwriting guidelines and reduced product offerings;

•	Recent credit downgrades of GMAC and ResCap and the effect on their ability to raise capital necessary on acceptable terms; and

•	Effect of the expected near-term automotive market conditions on GMAC’s automotive finance operations.

As a result of deteriorating conditions in the residential and home building markets, recent credit downgrades of its unsecured debt obligations and significant year-to-date losses of its residential mortgage business, GMAC conducted an interim goodwill impairment test during the third quarter of 2007. GMAC concluded that the carrying amount of the reporting unit, including goodwill, exceeded its fair value and recorded an impairment loss of $455 million. Our share of the impairment loss decreased our investment in GMAC by $223 million at December 31, 2007 and is included in Equity in loss of GMAC LLC for 2007.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the GMAC Transaction in November 2006, GMAC recognized a gain of $415 million on the sale of its entire equity interest in a regional home builder, which was recorded in Automotive interest income and other non-operating income in the consolidated statements of operations. Under the equity method of accounting, GMAC’s share of income recorded from this investment was $42 million and $35 million in 2006 and 2005, respectively.

Investment in Other Nonconsolidated Affiliates

Information regarding our remaining significant nonconsolidated affiliates, excluding GMAC, is presented in the table below:

	2007	2006	2005
	(Dollars in millions)

Book value of our investments in affiliates	$811	$851	$2,398
Our share of affiliates’ net income	$382	$327	$475
Total assets of significant affiliates	$6,441	$4,828	$19,419
Total liabilities of significant affiliates	$4,096	$2,951	$9,646

Investment in Suzuki

In 2006, we sold 92.4 million shares of our investment in Suzuki, reducing our equity stake in Suzuki from 20.4% to 3.7% (16.3 million shares). The sale of our interest generated cash proceeds of $2 billion and a gain on sale of $666 million, which was recorded in Automotive interest income and other non-operating income in the consolidated statement of operations. Effective with completion of the sale, our remaining investment in Suzuki is accounted for as an available-for-sale equity security. Refer to Note 4.

Investment in Fuji Heavy Industries (FHI)

In the fourth quarter of 2005, we completed the sale of our 20.1% investment in the common stock of FHI. In the second quarter of 2005, we recorded an impairment charge of $812 million associated with our investment in the common stock of FHI. In the fourth quarter of 2005, we recorded a gain of $78 million, due to the appreciation of the fair value of such stock after June 30, 2005, the date of the FHI impairment charge. The sale generated net proceeds of $775 million.

Note 9. Property — Net

Property — net is comprised of the following:

	Estimated
	Useful Lives	December 31,
	(Years)	2007	2006
		(Dollars in millions)

Automotive
Land	—	$1,222	$1,235
Buildings and land improvements	2-40	19,127	18,535
Machinery and equipment	3-30	51,687	51,017
Construction in progress	—	4,439	3,396

Real estate, plants, and equipment		76,475	74,183
Less accumulated depreciation		(44,474)	(43,440)

Real estate, plants, and equipment — net		32,001	30,743
Special tools — net	1-10	11,016	11,191

Total property — net		$43,017	$41,934

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation, impairment and amortization expense is as follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Automotive
Depreciation and impairment	$4,937	$4,575	$5,470
Amortization and impairment of special tools	3,243	3,450	4,498
Amortization of intangible assets	74	69	68

Total	8,254	8,094	10,036

Financing and Insurance Operations
Depreciation (a)	1,259	2,776	5,680
Amortization of intangible assets	—	15	16

Total	1,259	2,791	5,696

Total consolidated depreciation, impairment and amortization	$9,513	$10,885	$15,732

(a)	Depreciation of property held by GMAC was ceased in April 2006 at the time the assets were classified as held for sale.

In December 2006, we sold our proving grounds facility in Mesa, Arizona for $283 million in cash and subsequently leased it back for a three-year period. We recognized a gain of $270 million, which is included in Automotive interest income and other non-operating income in our consolidated statement of operations.

Note 10. Goodwill and Intangible Assets

The components of goodwill and intangible assets are as follows:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(Dollars in millions)

December 31, 2007
Amortizable intangible assets:
Patents and intellectual property rights	$570	$240	$330

Indefinite-lived intangible assets:
Goodwill			736

Total goodwill and intangible assets			$1,066

December 31, 2006
Amortizable intangible assets:
Patents and intellectual property rights	$488	$169	$319

Indefinite-lived intangible assets:
Goodwill			799

Total goodwill and intangible assets			$1,118

Aggregate amortization expense on existing acquired intangible assets was $74 million, $84 million and $84 million in 2007, 2006 and 2005, respectively. Estimated amortization expense in each of the next five years is as follows: 2008 — $76 million; 2009 — $70 million; 2010 — $36 million; 2011 — $22 million; and 2012 — $16 million.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amounts of goodwill in 2007 and 2006 are as follows:

			Total
	GMNA	GME	Auto	GMAC(b)	Total
	(Dollars in millions)

Balance as of January 1, 2006	$324	$433	$757	$2,446	$3,203
Goodwill acquired during the period (a)	—	—	—	151	151
Impairment	—	—	—	(828)	(828)
GMAC divestiture (c)	—	—	—	(1,827)	(1,827)
Effect of foreign currency translation and other	(25)	67	42	58	100

Balance as of December 31, 2006	299	500	799	—	799
Goodwill acquired during the period	—	28	28	—	28
Allison divestiture (d)	(66)	—	(66)	—	(66)
Effect of foreign currency translation and other	(60)	35	(25)	—	(25)

Balance as of December 31, 2007	$173	$563	$736	$—	$736

(a)	During 2006, GMAC recorded goodwill of $151 million primarily as a result of the purchase of a regional insurance company.
(b)	With the changes in key personnel in the Commercial Finance business, GMAC initiated a goodwill impairment test, in accordance with SFAS No. 142, outside of the annual goodwill impairment testing period. A thorough review of the business by the new leadership, with a particular focus on long-term strategy, was performed. As a result of the review, the operating divisions were reorganized, and the decision was made to implement a different exit strategy for the workout portfolio and to exit product lines with lower returns. These decisions had a significant impact on expected asset levels and growth rate assumptions used to estimate the fair value of the business. In particular, the analysis performed during the third quarter of 2006 incorporates management’s decision to discontinue activity in the equipment finance business, which had a portfolio of over $1 billion, representing 20% of Commercial Finance business average assets outstanding during 2006. The fair value of the Commercial Finance business was determined using an internally developed discounted cash flow analysis based on five year projected net income and a market driven terminal value multiple. Based upon the results of the assessment, an impairment charge of $828 million was recorded in 2006.
(c)	In November 2006, we completed the sale of a 51% controlling interest in GMAC (Refer to Note 3).
(d)	In August 2007, we completed the sale of Allison which resulted in the disposition of goodwill based on the relative fair value of Allison (Refer to Note 3).

Note 11. Other Assets

Other assets are comprised of the following:

	December 31,
	2007	2006
	(Dollars in millions)

Automotive
Derivative assets	$595	$1,055
Restricted cash	938	879
Other	1,933	1,625

Total other assets	3,466	3,559

Financing and Insurance Operations
Investment in GMAC Preferred Membership Interests	1,046	1,601
Inventory	254	185
Restricted cash held for securitization trusts	1,107	1,143
Other	308	(660)

Total other assets	2,715	2,269

Total consolidated other assets	$6,181	$5,828

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12. Variable Interest Entities

We are providing the information below concerning VIEs that: (1) are consolidated since we are deemed to be the primary beneficiary; and (2) those entities that we do not consolidate because, although we have significant interests in such VIEs, we are not the primary beneficiary. Those VIEs listed below that relate to the Financing and Insurance Operations were consolidated in 2005 and the period January 1, 2006 to November 30, 2006, the date of our sale of a 51% controlling interest in GMAC.

Automotive

We lease real estate and equipment from various SPEs that have been established to facilitate the financing of those assets for us by nationally prominent, creditworthy lessors. These assets consist principally of office buildings, warehouses, and machinery and equipment. The use of SPEs allows the parties providing the financing to isolate particular assets in a single entity and thereby syndicate the financing to multiple third parties. This is a conventional financing technique used to lower the cost of borrowing and, thus, the lease cost to a lessee. There is a well-established market in which institutions participate in the financing of such property through their purchase of interests in these SPEs. Certain of these SPEs were determined to be VIEs under FIN 46(R) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46(R)) and we consolidate such SPEs where we provide a residual value guarantee of the leased property and are considered the primary beneficiary under FIN 46(R). As of December 31, 2007, the carrying amount of assets and liabilities consolidated under FIN 46(R) amounted to $287 million and $335 million, respectively, compared to $636 million and $797 million as of December 31, 2006. Assets consolidated are reflected in Property-net in our consolidated financial statements. Liabilities consolidated are reflected in Debt in our consolidated financial statements. Our maximum exposure to loss related to these consolidated VIEs amounted to $335 million at December 31, 2007. For other such lease arrangements involving VIEs, we hold significant variable interests but are not considered the primary beneficiary under FIN 46(R). Our maximum exposure to loss related to these VIEs where we have a significant variable interest, but do not consolidate the entity, amounted to $705 million at December 31, 2007.

We also concluded an entity from whom we receive royalty payments and over whom we exercise control but in which we do not hold an equity interest meets the definition of a VIE. The entity modifies standard GM vehicles into high performance vehicles and sells them to the GM dealer network. We concluded that we are the primary beneficiary and consolidate the entity under FIN 46(R). Assets consolidated are reflected in Other Assets and liabilities are reflected in Other liabilities in our consolidated balance sheets. As of December 31, 2007, the carrying amount of assets and liabilities consolidated under FIN 46(R) amounted to $43 million and $29 million, respectively. Our maximum exposure to loss related to this consolidated VIE at December 31, 2007 is insignificant.

Finance and Insurance Operations

Mortgage warehouse funding – GMAC’s Mortgage operations transferred to warehouse funding entities commercial and residential mortgage loans, lending receivables, home equity loans, and lines of credit pending permanent sale or securitization through various structured finance arrangements in order to provide funds for the origination and purchase of future loans. We determined that for certain mortgage warehouse funding entities, GMAC was the primary beneficiary.

Construction and real estate lending – GMAC was the primary beneficiary of an SPE used to finance construction lending receivables.

Warehouse lending – GMAC had a facility in which it transferred mortgage warehouse lending receivables to a wholly owned SPE which then sold a senior participation interest in the receivables to an unconsolidated qualifying special purpose entity (QSPE). GMAC was the primary beneficiary of the SPE.

Collateralized debt obligations (CDOs) – GMAC’s Mortgage operations sponsored and served as collateral manager for CDOs. Under CDO transactions, a trust is established that purchases a portfolio of securities and issues debt and equity certifications, representing interests in the portfolio of assets. In addition to receiving variable compensation for managing the portfolio, GMAC sometimes retained equity investments in the CDOs. The majority of the CDOs sponsored by GMAC were initially structured or were restructured as QSPEs, and were therefore exempt from FIN 46(R). For certain CDO entities, GMAC was the primary beneficiary.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interests in real estate partnerships – GMAC’s Commercial Mortgage operations syndicate investments in real estate partnerships to unaffiliated investors, and in certain partnerships, had guaranteed the timely payments of specified returns to those investors. GMAC had variable interests in the underlying operating partnerships. For certain partnerships, we determined that GMAC was the primary beneficiary; however, the consolidation of these entities did not impact reported net income.

New market tax credit funds – GMAC syndicated and managed investments in partnerships that make investments, typically mortgage loans that, in turn, qualify the partnerships to earn New Markets Tax Credits. For certain tax credit funds, GMAC was the primary beneficiary.

Note 13. Accrued Expenses, Other Liabilities, and Deferred Income Taxes

Accrued expenses, other liabilities and deferred income taxes are comprised of the following:

	December 31,
	2007	2006
	(Dollars in millions)

Automotive — Current
Dealer and customer allowances, claims and discounts	$10,631	$10,057
Deposits from rental car companies	7,758	9,112
Deferred revenue	1,242	906
Policy, product warranty, and recall campaigns	4,655	4,389
Delphi contingent liability	924	—
Payrolls and employee benefits excluding postemployment benefits	2,146	2,116
Self-insurance reserves	351	361
Taxes	1,421	1,761
Derivative liability	587	462
Postemployment benefits — plant idling	476	956
Postemployment benefits — extended disability benefits	122	146
Interest	812	827
Pensions	446	335
Postretirement benefits	335	275
Deferred income taxes	116	11
Other	2,800	2,406

Total accrued expenses	$34,822	$34,120

Automotive — Noncurrent
Deferred revenue	$1,933	$2,109
Policy, product warranty, and recall campaigns	4,960	4,675
Delphi contingent liability	1,870	1,451
Payrolls and employee benefits excluding postemployment benefits	2,082	1,897
Self-insurance reserves	1,483	1,557
Derivative liability	264	454
Postemployment benefits — plant idling	382	313
Postemployment benefits — extended disability benefits	631	849
Deferred income taxes	1,034	722
Other	1,463	3,035

Total other liabilities and deferred income taxes	$16,102	$17,062

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2007	2006
	(Dollars in millions)

Financing and Insurance Operations
Unpaid insurance losses, loss adjustment expenses, and unearned insurance premiums	$—	$125
Interest	23	46
Interest rate derivatives	6	2
GMAC capital contribution	—	1,022
Other	846	752

Total other liabilities and deferred income taxes	$875	$1,947

Activity for policy, product warranty, recall campaigns and certified used vehicle warranty liabilities is as follows:

	December 31,
	2007	2006
	(Dollars in millions)

Balance at January 1	$9,064	$9,135
Payments	(4,539)	(4,463)
Increase in liability (warranties issued during period)	5,135	4,517
Adjustments to liability (pre-existing warranties)	(165)	(570)
Effect of foreign currency translation	223	445
Liabilities transferred in the sale of Allison (Note 3)	(103)	—

Balance at December 31	$9,615	$9,064

Management reviews and adjusts these estimates on a regular basis based on the differences between actual experience and historical estimates or other available information.

Note 14. Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

We had short-term borrowings of $4.2 billion and $3.3 billion at December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, short-term borrowings included related party debt of $2.5 billion and $2.8 billion, respectively, mainly dealer financing from GMAC. Amounts available under short-term line of credit agreements were $3.3 billion and $2.6 billion at December 31, 2007 and 2006, respectively. The interest rate on short-term borrowings outstanding ranged from 1.7% to 17.3% at December 31, 2007 and 2.5% to 11.2% at December 31, 2006. The weighted average interest rate on outstanding borrowings was 6.2% and 6% at December 31, 2007 and 2006, respectively. The weighted average interest rate on outstanding borrowings includes interest rates on debt denominated in various currencies.

We pay commitment fees on these credit facilities at rates negotiated in each agreement. Amounts paid and expensed for these commitments fees are not significant to any period.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt

Long-term debt is comprised of the following:

	December 31,
	2007	2006
	(Dollars in millions)

Unsecured bonds	$16,127	$16,119
Contingent convertible debt	8,440	8,050
Foreign-currency-denominated bonds	4,875	4,479
Other long-term debt	5,779	6,824

Total debt	35,221	35,472
Less current portion of long-term debt	(1,893)	(2,341)
Fair value adjustment (a)	56	(64)

Total long-term debt	$33,384	$33,067

(a)	To adjust hedged fixed rate debt for fair value changes attributable to the hedged risk in accordance with SFAS No. 133, “Accounting for Derivatives and Hedging Activities” (SFAS No. 133).

 Unsecured Bonds

Unsecured bonds represent obligations having various annual coupons ranging from 6.375% to 9.45% and maturities ranging from 2008 to 2052.

 Contingent Convertible Debt

In May 2007, we issued $1.5 billion of 1.5% Series D convertible debentures (Series D) due in 2009, with interest payable semiannually. The debentures are senior unsecured obligations ranking equally with all other unsecured and unsubordinated debt. The Series D may be converted at the option of the holder into our $1 2/3 par value common stock (Common Stock) based on an initial conversion rate of .6837 shares per $25.00 principal amount of debentures, which represents an initial conversion price of $36.57 per share.

The conversion price of $36.57 is subject to adjustment upon certain events, including but not limited to, the occurrence of stock dividends, the issuance of rights and warrants, and the distribution of assets or debt securities to all holders of shares of Common Stock. In addition, in the event of a make-whole fundamental change, as defined in the underlying prospectus supplement, the conversion rate will be increased based on: (1) the date on which such make-whole fundamental change becomes effective; and (2) our Common Stock price paid in the make-whole fundamental change or average Common Stock price. In any event, the conversion rate shall not exceed .8205 per $25.00 principal amount of Series D, subject to adjustment for events previously mentioned. If a fundamental change occurs prior to maturity, the debenture holders may require us to repurchase all or a portion of the debentures for cash at a price equal to the principal amount plus accrued and unpaid interest, if any, up to but not including, the date of repurchase. We may not elect to redeem the Series D prior to the maturity date.

In connection with the issuance of the Series D, we purchased a convertible note hedge for the Series D in a private transaction. The convertible note hedge is expected to reduce the potential dilution with respect to our Common Stock upon conversion of the Series D to the extent that the market value per share of our Common Stock does not exceed a specified cap, resulting in an effective conversion price of $45.71 per share. This transaction will terminate at the earlier of the maturity date of the Series D or when the Series D are no longer outstanding due to conversion or otherwise.

We received net proceeds from the issuance of the Series D, net of issue costs and the purchase of the convertible note hedge, of $1.4 billion. The net proceeds will be used for general corporate purposes, including working capital needs. Debt issue costs of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$32 million were incurred and are being amortized using the effective interest method over the term of the Series D. In accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we recorded the cost of the convertible note hedge of $99 million as a reduction of Additional paid-in capital. Any subsequent changes in fair value of the convertible note hedge are not recognized.

Convertible debt includes $1.2 billion original principal amount of 4.5% Series A convertible senior debentures due in 2032 (Series A), $2.6 billion principal amount of 5.25% Series B convertible senior debentures due in 2032 (Series B), $4.3 billion principal amount of 6.25% Series C convertible senior debentures due in 2033 (Series C) and $1.5 billion principal amount of 1.5% Series D due in 2009. We have unilaterally and irrevocably waived and relinquished our right to use stock, and have committed to use cash, to settle the principal amount of the debentures if: (1) holders choose to convert the debentures; or (2) we are required by holders to repurchase the debentures. We retain the right to use either cash or stock to settle any amount that may become due to debt holders in excess of the principal amount. Conversion prices for the bonds are as follows: $70.20 for the Series A securities, $64.90 for the Series B securities, $47.62 for the Series C securities and $36.57 for the Series D securities. In 2007, a majority of the Series A convertible debentures were put to us and settled in cash on March 6, 2007 for $1.1 billion. At December 31, 2007, the amount of the Series A convertible debentures outstanding was $39 million.

The notes are convertible by the holder as outlined below:

•	If the closing sale price of our Common Stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; or

•	If during the five business day period after any nine consecutive trading day period in which the trading price of the debentures for each day of such period was less than 95% of the product of the closing sale price of our Common Stock multiplied by the number of shares issuable upon conversion of $25.00 principal amount of the debentures; or

•	If the debentures have been called for redemption (Series A on or after March 6, 2007, Series B on or after March 6, 2009, Series C on or after July 20, 2010; or

•	For Series D, anytime from March 1, 2009 to the second business day immediately preceding the maturity date. The Series D mature June 1, 2009; or

•	Upon the occurrence of specified corporate events.

Our requirement to repurchase all or a portion of the notes is described below:

•	If the investor exercises their right to require us to repurchase all or a portion of the debentures on the specified repurchase dates for each security (Series A: March 6, 2007, 2012, 2017, 2022, or 2027; Series B: March 6, 2014, 2019, 2024, or 2029; Series C: July 15, 2018, 2023 or 2028); or, if any of those days is not a business day, the next succeeding business day.

 Foreign Currency Denominated Bonds

Foreign currency denominated bonds include Euro-denominated bonds with annual coupons ranging from 7.25% to 8.375% and maturity dates ranging from 2013 to 2033. Also, included within foreign-currency-denominated bonds are British Pounds bonds with annual coupons ranging from 8.375% to 8.875% and maturity dates ranging from 2015 to 2023. To mitigate the foreign exchange exposure created by this debt, we enter into cross currency swaps. The notional values of these swaps was $2.7 billion and $2.4 billion at December 31, 2007 and 2006, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 Other Long-Term Debt

Other long-term debt of $5.8 billion and $6.8 billion at December 31, 2007 and 2006, respectively, consisted of municipal bonds, capital leases, and other long-term obligations.

 Revolving Credit Agreements

In August 2007, we entered into a revolving credit agreement expiring in August 2009, with a lender that provides for borrowings of up to $1.3 billion. Borrowings under this facility bear interest based on either the commercial paper rate or LIBOR. The borrowings are to be used for general corporate purposes, including working capital needs. Under the facility, borrowings are limited to an amount based on the value of underlying collateral, which consists of residual interests in trusts that own leased vehicles and issue asset-backed securities collateralized by the vehicles and the associated leases. The underlying collateral was previously owned by GMAC and was transferred to us as part of the GMAC transaction in November 2006. The underlying collateral is held by bankruptcy-remote subsidiaries and pledged to a trustee for the benefit of the lender. We consolidate the bankruptcy-remote subsidiaries and trusts for financial reporting purposes. No borrowings were outstanding under this agreement at December 31, 2007.

We also have a $4.6 billion standby revolving credit facility with a syndicate of banks, of which $150 million terminates in June 2008 and $4.5 billion terminates in July 2011. As of December 31, 2007, the availability under the revolving credit facility was $4.5 billion. There are $91 million of letters of credit issued under the credit facility, and no loans are currently outstanding. Under the $4.5 billion secured facility, borrowings are limited to an amount based on the value of the underlying collateral, which consists of certain North American accounts receivable and certain inventory of GM, Saturn Corporation, and General Motors of Canada Limited (GM Canada), certain plants, property and equipment of GM Canada and a pledge of 65% of the stock of the holding company for our indirect subsidiary General Motors de Mexico, S de R.L. de C.V. The collateral also secures certain lines of credit, automatic clearinghouse and overdraft arrangements, and letters of credit provided by the same secured lenders. The facility totals $6 billion, $4.5 billion of which is the maximum available through the revolving credit facility. As of December 31, 2007, in addition to the $91 million letters of credit issued under the revolving credit facility, $1.6 billion was utilized to secure other facilities under the facility. In the event of certain work stoppages, the secured revolving credit facility would be temporarily reduced to $3.5 billion.

Our available long-term borrowings under line of credit arrangements with various banks totaled $5.9 billion and $4.7 billion at December 31, 2007 and 2006, respectively. The unused portion of the credit lines totaled $5.8 billion at December 31, 2007. In addition, our consolidated affiliates with non-GM minority shareholders, primarily GM Daewoo, have lines of credit with various banks that totaled $2.1 billion at December 31, 2007, all of which represented long-term facilities, compared with $2.7 billion at December 31, 2006. The unused portion of the credit lines totaled $1.6 billion at December 31, 2007.

In May 2007, we entered into an unsecured revolving credit agreement expiring in June 2008 that provided for borrowings of up to $500 million. After reviewing our liquidity position in December 2007, we believe that we have sufficient liquidity and financial flexibility to meet our capital requirements in the first half of 2008 without the credit agreement. As a result, we terminated the credit agreement on January 9, 2008. We never borrowed under this credit agreement.

 Interest Rate Risk Management

To achieve our desired balance between fixed and variable debt, we have entered into interest rate swaps. The notional amount of pay variable swap agreements as of December 31, 2007 and 2006 for Automotive was $5.4 billion and $5.3 billion, respectively.

At December 31, 2007 and 2006, long-term debt included $26.2 billion and $25.5 billion, respectively, of obligations with fixed interest rates and $7.2 billion and $7.6 billion, respectively, of obligations with variable interest rates (predominantly LIBOR), after interest rate swap agreements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 Other

We have other financing arrangements consisting principally of obligations in connection with sale/leaseback transactions and other lease obligations (including off-balance sheet arrangements). In view of the restatement of our prior financial statements, we have evaluated the effect of the restatement under these agreements, including our legal rights (such as our ability to cure) with respect to any claims that could be asserted. Based on our review, we believe that amounts subject to possible claims of acceleration, termination or other remedies are not likely to exceed $2.7 billion (consisting primarily of off-balance sheet arrangements) although no assurances can be given as to the likelihood, nature or amount of any claims that may be asserted. Based on this review, we reclassified $212 million of these obligations from long-term debt to short-term debt.

Long-term debt maturities including capital leases at December 31, 2007 are as follows: 2008 — $1.9 billion; 2009 — $2.3 billion; 2010 — $.2 billion; 2011 — $1.7 billion; 2012 — $.2 billion, thereafter — $29 billion.

 Financing and Insurance Operations

Debt is comprised of the following:

	December 31,
	2007	2006
	(Dollars in millions)

Short-term debt:
Bank loans and overdrafts	$10	$23
Long-term debt:
Secured debt	4,863	8,944
Related party — GMAC	35	471

Total debt	$4,908	$9,438

Prior to the consummation of the GMAC Transaction, GMAC transferred to us two bankruptcy-remote subsidiaries that hold a number of trusts that are parties to lease asset securitizations. The $4.9 billion of secured debt as of December 31, 2007 is primarily comprised of the asset-backed debt securities issued by these trusts as part of these lease securitizations.

To achieve our desired balance between fixed and variable rate debt, we have entered into interest rate swaps and cap agreements with GMAC as the counterparty. The notional amount of such agreements as of December 31, 2007 for FIO was $3.2 billion pay floating, and the variable interest rates ranged from 5.2% to 6.5%. The notional amount of such agreements as of December 31, 2006 for FIO was $7.2 billion pay floating, and the variable interest rates ranged from 5.3% to 6.6%.

Long-term debt maturities at December 31, 2007 are as follows: 2008 — $3.6 billion; 2009 — $1.2 billion; 2010 — $0; 2011 — $5 million; 2012 — $17 million; thereafter — $45 million.

Note 15. Pensions and Other Postretirement Benefits

Employee Benefit Plans

Defined Benefit Pension Plans

We sponsor a number of qualified defined benefit pension plans covering eligible hourly and salaried U.S. employees as well as certain other non-U.S. employees. Defined benefit pension plans covering eligible hourly U.S. and Canadian employees generally provide benefits of negotiated, stated amounts for each year of service as well as significant supplemental benefits for employees who retire with 30 years of service before normal retirement age. The benefits provided by the defined benefit pension plans covering eligible U.S. and Canadian salaried employees and salaried employees in certain other non-U.S. locations are generally based on years of service

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and compensation history. We also have unfunded nonqualified pension plans covering certain executives that are based on targeted wage replacement percentages.

Defined Contribution Plans

We also sponsor the Savings-Stock Purchase Program (S-SPP), a defined contribution retirement savings plan for eligible U.S. salaried employees. The S-SPP provides for discretionary matching contributions up to certain predefined limits based upon eligible base salary (Matching Contribution). We suspended our Matching Contribution effective January 1, 2006, and reinstated the Matching Contribution effective January 1, 2007. In addition to the Matching Contribution, we also contribute an amount equal to 1% of eligible base salary for U.S. salaried employees with a service commencement date on or after January 1, 1993 to cover certain benefits in retirement that are different from U.S. salaried employees with a service commencement date prior to January 1, 1993 (Benefit Contribution). Effective January 1, 2007, we established a new contribution to the S-SPP for eligible U.S. salaried employees with a service commencement date on or after January 1, 2001. We automatically contribute an amount equal to 4% of eligible base salary under this program (Retirement Contribution). The total of these contributions to the S-SPP was $82 million, $12 million and $65 million in 2007, 2006 and 2005, respectively.

We also contribute to certain non-U.S. defined contribution plans. Contributions to the non-U.S. defined contribution plans were immaterial for all periods presented.

Other Postretirement Benefit Plans

Additionally, we sponsor hourly and salaried benefit plans that provide postretirement medical, dental, vision and life insurance to eligible U.S. and Canadian retirees and their eligible dependents. The cost of such benefits is recognized during the period employees provide service to us. Certain other non-U.S. subsidiaries have postretirement benefit plans, although most employees are covered by government sponsored or administered programs. The cost of such other non-U.S. postretirement plans is not significant.

We also provide post-employment extended disability benefits comprised of income security, health care and life insurance to eligible U.S. and Canadian employees who become disabled and can no longer actively work. The cost of such benefits is recognized during the period employees provide service.

In 2005 we entered into the 2005 UAW Health Care Settlement Agreement which reduced health care coverage to individual UAW retirees. To mitigate the effects of the reduced coverage, the 2005 UAW Health Care Settlement Agreement also provided that we make contributions to a new independent VEBA. These contributions constitute a defined benefit plan with a cap (Mitigation Plan) and are expected to be available to pay benefits for a number of years depending on the level of mitigation. Our obligation to make contributions to the Mitigation Plan is determined by a formula, consisting of fixed and variable components, as defined in the 2005 UAW Health Care Settlement Agreement. Our obligations are limited to these contributions. The 2005 UAW Health Care Settlement Agreement further provides that we do not guarantee the ability of the assets in the Mitigation Plan to mitigate retiree health care costs. Furthermore, the Mitigation Plan is completely independent of us and is administered by an independent trust committee (the Committee) which does not include any of our representatives. The assets of the independent VEBA trust for UAW retirees of GM are the responsibility of the Committee, which has full fiduciary responsibility for the investment strategy, safeguarding of assets and execution of the benefit plan as designed.

The Mitigation Plan is partially funded by our contributions of $1 billion in 2006, 2007 and a third contribution of $1 billion to be made in 2011. We shall also make future contributions subject to provisions of the 2005 UAW Health Care Settlement Agreement that relate to profit sharing payments, increases in the value of a notional number of shares of our Common Stock (collectively, the Supplemental Contributions), as well as wage deferral payments and dividend payments. Amounts we contribute to the Mitigation Plan related to wage deferrals, dividends or changes in the estimate of Supplemental Contributions are recorded as an expense in the quarter that the hours are worked, the dividend is declared, or the change in estimate occurs. We recognize the expense for the wage deferrals as the future services are rendered, since the active-UAW represented-hourly-employees elected to forgo contractual wage increases and to have those amounts contributed to the Mitigation Plan.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net underfunded status of the Mitigation Plan is reflected in our consolidated balance sheets and in the Changes in Benefit Obligation (under U.S. Other Benefits) as detailed in the table below. The following represents the changes in plan assets and benefit obligation of the Mitigation Plan for 2007 and 2006:

	December 31,
	2007	2006
	(Dollars in millions)

Changes in Benefit Obligation
Benefit obligation at beginning of year	$2,805	$—
SFAS No. 158 measurement date adjustment	20	—
Interest cost	69	56
Amendments	—	2,876
Actuarial (gains)/losses	166	7
Benefits paid	(580)	(119)
Other	286	(15)

Benefit obligation at end of year	$2,766	$2,805

Changes in Plan Assets
Fair value of plan assets at beginning of year	$914	$—
Contributions	1,000	1,000
Wage deferral contributions	286	4
Benefits paid	(580)	(119)
Actual return on plan assets	109	29

Fair value of plan assets at end of year	$1,729	$914

 Legal Services Plans and Restatement of Financial Information

The accompanying consolidated balance sheets and statement of stockholders’ equity (deficit) as of December 31, 2006 and January 1, 2005, respectively, have been restated to correct the accounting for certain benefit plans that provide legal services to hourly employees represented by the UAW, International Union of Electrical Workers Communications Workers of America (IUE-CWA) and the Canadian Auto Workers (CAW) (Legal Services Plans). Historically, the Legal Services Plans were accounted for on a pay as you go basis. However, we have now concluded that the Legal Services Plans should be accounted for as defined benefit plans under the provisions of SFAS No. 106 and a liability of $323 million has been recorded in our consolidated balance sheet as of January 1, 2005, the earliest period included in these consolidated financial statements. A charge in the amount of $211 million, which is net of a deferred tax asset of $112 million, to record the liability and related tax effects has been recorded as an adjustment to Retained earnings, because the liability related to the Legal Service Plans existed prior to January 1, 2005.

We have evaluated the effects of this misstatement on prior periods’ consolidated financial statements in accordance with the guidance provided by SEC Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), and concluded that no prior period financial statements are materially misstated. However, we considered the effect of correcting this misstatement on our interim and annual results of operations for the periods ended September 30 and December 31, 2007, respectively, and concluded that the impact of recording the cumulative effect in each of these periods may be material. Therefore, as permitted by SAB 108 we corrected our prior period consolidated financial statements for the immaterial effect of this misstatement in these consolidated financial statements. As such, we do not intend to amend our previous filings with the SEC with respect to this misstatement.

In order to correct the consolidated balance sheet at December 31, 2006, we increased deferred tax assets and OPEB liabilities by $112 million and $323 million, respectively. Previously reported amounts for deferred tax assets and OPEB liabilities of $33 billion and $50.1 billion, respectively, at December 31, 2006 have been restated to $33.1 billion and $50.4 billion, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are not restating the consolidated statements of operations or cash flows for 2006 and 2005, or any interim periods in those years, for this misstatement because we have concluded that the impact is immaterial to all periods presented.

 Adoption of SFAS No. 158

Effective December 31, 2006, we adopted SFAS No. 158 and recognized the funded status of our defined benefit plans at December 31, 2006 in accordance with the recognition provisions of SFAS No. 158. The incremental effect of applying the recognition provisions of SFAS No. 158 on the individual line items in the consolidated balance sheet as of December 31, 2006 is presented in the table below. Additionally, we elected to early adopt the measurement date provisions of SFAS No. 158 at January 1, 2007. Those provisions require the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. Using the “two-measurement” approach for those defined benefit plans where the measurement date was not historically consistent with our year-end, we recorded a decrease to Retained earnings of $728 million, or $425 million after-tax, representing the net periodic benefit cost for the period between the measurement date utilized in 2006 and the beginning of 2007, which previously would have been recorded in the first quarter of 2007 on a delayed basis. We also performed a measurement at January 1, 2007 for those benefit plans whose previous measurement dates were not historically consistent with our year end. As a result of the January 1, 2007 measurement, we recorded an increase to Accumulated other comprehensive income of $2.3 billion, or $1.5 billion after-tax, representing other changes in the fair value of the plan assets and the benefit obligations for the period between the measurement date utilized in 2006 and January 1, 2007. These amounts are principally offset by an immaterial adjustment of $390 million, or $250 million after-tax, to correct certain demographic information used in determining the amount of the cumulative effect of a change in accounting principle reported at December 31, 2006 to adopt the recognition provisions of SFAS No. 158.

	Prior to
	Application of		After Application
	SFAS No. 158	Adjustments	of SFAS No. 158
	(Dollars in millions)

Other current assets and deferred income taxes	$2,147	$10,835	$12,982
Goodwill and intangible assets, net	$1,578	$(460)	$1,118
Prepaid pension	$33,949	$(16,583)	$17,366
Total assets	$192,512	$(6,208)	$186,304
Accrued expenses	$37,737	$(3,617)	$34,120
Postretirement benefits other than pensions	$36,373	$14,036	$50,409
Pensions	$11,541	$393	$11,934
Other liabilities and deferred income taxes	$17,136	$(74)	$17,062
Total liabilities	$180,028	$10,738	$190,766
Accumulated other comprehensive loss	$(5,180)	$(16,946)	$(22,126)
Total stockholders’ equity (deficit)	$11,294	$(16,946)	$(5,652)
Total liabilities, minority interests and stockholders’ equity (deficit)	$192,512	$(6,208)	$186,304

Significant Plan Amendments, Benefit Modifications and Related Events

2007

In October 2007, we signed a Memorandum of Understanding — Post-Retirement Medical Care (Retiree MOU) with the UAW, now superseded by the settlement agreement entered into February 21, 2008 currently pending for court approval (Settlement Agreement). The Settlement Agreement provides that responsibility for providing retiree health care will permanently shift from us to a new retiree plan funded by a new independent VEBA (New VEBA).

When fully implemented, the Settlement Agreement will cap our retiree healthcare obligations to UAW associated employees, retirees and dependents, as defined in the Settlement Agreement; will supersede and replace the 2005 UAW Health Care Settlement Agreement; and will transfer responsibility for administering retiree healthcare benefits for these individuals to the New VEBA trust. Before it can become effective, the Settlement Agreement is subject to class certification, court approval and the completion of discussions between us and the SEC regarding accounting treatment for the transactions contemplated by the Settlement

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement on a basis reasonably satisfactory to us. In light of these contingencies, no recognition to the effects of the Settlement Agreement has been made in these consolidated financial statements. The Settlement Agreement provides that on the later of January 1, 2010 or final court approval of the Settlement Agreement, we will transfer our obligations to provide covered UAW employees with post-retirement medical benefits to a new retiree health care plan (the New Plan) to be established and funded by the New VEBA.

In accordance with the Settlement Agreement, effective January 1, 2008 for bookkeeping purposes only, we will divide the existing internal VEBA into two bookkeeping accounts. One account will consist of the percentage of the existing internal VEBA’s assets as of January 1, 2008 that is equal to the estimated percentage of our hourly OPEB liability covered by the existing internal VEBA attributable to Non-UAW represented employees and retirees, their eligible spouses, surviving spouses and dependents (Non-UAW Related Account) and will have a balance of approximately $1.2 billion. The second account will consist of the remaining percentage of the assets in the existing internal VEBA as of January 1, 2008 (UAW Related Account) and will have a balance of approximately $14.5 billion. No amounts will be withdrawn from the UAW Related Account, including its investment returns, from January 1, 2008 until transfer to the New VEBA.

Pursuant to the Settlement Agreement we have issued $4.4 billion principal amount of our 6.75% Series U Convertible Senior Debentures Due December 31, 2012 (the Convertible Note) to LBK, LLC, a Delaware limited liability company of which we are the sole member (LBK). LBK will hold the Convertible Note until it is transferred to the New VEBA in accordance with the terms of the Settlement Agreement. Interest on the Convertible Note is payable semiannually. In accordance with the Settlement Agreement LBK will transfer any interest it receives on the Convertible Note to a temporary asset account we maintain. The funds in the temporary asset account will be transferred to the New VEBA in accordance with the terms of the Settlement Agreement.

In conjunction with the issuance of the Convertible Note, LBK and we have entered into certain cash-settled derivative instruments maturing on June 30, 2011 that will have the economic effect of reducing the conversion price of the Convertible Note from $40 to $36. These derivative instruments will also entitle us to partially recover the additional economic value provided if our Common Stock price appreciates to between $63.48 and $70.53 per share and to fully recover the additional economic value provided if our Common Stock price reaches $70.53 per share or above. Pursuant to the Settlement Agreement, LBK will transfer its interests in the derivatives to the New VEBA when the Convertible Note is transferred from LBK to the New VEBA.

We also issued a $4 billion short term note to LBK (the Short Term Note) pursuant to the Settlement Agreement. The Short Term Note pays interest at a rate of 9% and matures on the date that the face amount of the Short Term Note is paid with interest to the New VEBA in accordance with the terms of the Settlement Agreement. LBK will hold the Short Term Note until it matures.

Because LBK is a wholly-owned consolidated subsidiary, and LBK will hold the Convertible Note, the Short Term Note and the derivatives until they are paid or transferred to the New VEBA, these three securities will be effectively eliminated in our consolidated financial statements until they are transferred to the New VEBA without restrictions.

On April 1, 2008, we will make an additional contribution of $165 million to the temporary asset account. Beginning in 2009, we may be required to contribute an additional $165 million per year, limited to a maximum of an additional 19 payments, to either the temporary asset account or the New VEBA (when established). Such contributions will be required only if annual cash flow projections show that the New VEBA will become insolvent on a rolling 25-year basis. At any time, we will have the option to prepay all remaining contingent $165 million payments.

Additionally, at the initial effective date of the Settlement Agreement, we may transfer up to an additional $5.6 billion, subject to adjustment, to the New VEBA or we may instead opt to make annual payments of varying amounts between $421 million and $3.3 billion through 2020.

As a result of the increased pension benefits granted as part of the 2007 National Agreement, we remeasured the U.S. hourly defined benefit pension plan as of October 1, 2007 generating a $41 million increase in pension expense in 2007. The remeasurement increased our U.S. hourly projected benefit obligation (PBO) by $4.2 billion. The terms of the 2007 National Agreement also provided for pension benefits to certain future and current retirees for Delphi Corporation (Delphi) that were transferred at the time of the spin off from us. Future Delphi retirees received the same incremental pension increase consistent with our employees while the current Delphi retirees

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will receive four lump-sum payments with the same terms of those received by our retirees. These pension benefits granted to future and current retirees of Delphi will be funded by our hourly pension plan and were included in our October 1, 2007 remeasurement of our hourly pension plan. The value of the increased pension benefits of $552 million to future and current Delphi retirees was charged to Other expense in 2007.

Prior to the 2007 National Agreement, we amortized prior service cost related to our hourly defined benefit pension plans in the U.S. over the average remaining service period for active employees at the time of the amendment, currently estimated to be 10.1 years. We also expensed any lump sum payments granted to retirees in the quarter the associated contract was approved. In conjunction with entering into the 2007 National Agreement, we determined that the contractual life of the labor agreements better reflected the period of future economic benefit received from pension plan amendments for our collectively bargained hourly pension plans. Therefore, we are amortizing these amounts over a four year period. Also, we recorded $1.6 billion of additional pension expense in the third quarter of 2007 related to the accelerated recognition of previously unamortized prior service cost related to pension increases in the U.S. from prior collectively bargained agreements due to our determination that there is no period of future economic benefit remaining. This change in estimate resulted in an increase in basic and diluted loss per share of $2.76 in 2007. Such charge is included as a component of Automotive costs of sales of $1.5 billion and a component of Selling, general and administrative expense of $77 million in the consolidated statements of operations.

2006

In February 2006, we announced we would increase the U.S. salaried workforce’s participation in the cost of health care, capping our contributions to salaried retiree health care at the level of 2006 expenditures. The resulting remeasurement of the U.S. salaried OPEB plans as of February 9, 2006 due to these benefit modifications generated a $500 million reduction in OPEB expense for 2006 and is reflected in the Components of pension and OPEB expense table. This remeasurement reduced the U.S. accumulated postretirement benefit obligation (APBO) by $4.7 billion.

In March 2006, we modified the terms of the U.S. salaried defined benefit pension plan to freeze benefits under the then current plan as of December 31, 2006 and implement a new plan using a new pension formula thereafter. The resulting remeasurement of our U.S. salaried defined benefit pension plan as of March 31, 2006 due to these benefit modifications generated a $383 million reduction in pension expense for 2006 and is reflected in the Components of pension and OPEB expense table. This remeasurement reduced the U.S. PBO by $2.8 billion.

In March 2006, the U.S. District Court for the Eastern District of Michigan approved the 2005 UAW Health Care Settlement Agreement, which reduced the health care provisions for our Health Care Program for Hourly Employees (Modified Plan). Upon court approval, the 2005 UAW Health Care Settlement Agreement was to remain in effect until at least September 2011, after which either we or the UAW could cancel the agreement upon 90 days written notice. The 2005 UAW Health Care Settlement Agreement will be replaced by the Settlement Agreement, as discussed above, at the later of the Final Effective Date or January 1, 2010. The 2005 UAW Health Care Settlement Agreement also provided that we make contributions to the Mitigation Plan described earlier. As a result of the 2005 UAW Health Care Settlement Agreement, we remeasured the Modified Plan as of March 31, 2006 generating a $1.3 billion reduction in OPEB expense for the remaining periods in 2006 and reducing the 2006 U.S. APBO by $17.4 billion. The $17.4 billion reduction is being amortized on a straight line basis over the period to full eligibility of the active UAW hourly employees (7.4 years) as a reduction of OPEB expense. The measurement as of March 31, 2006 of the Mitigation Plan generated a U.S. APBO of $2.9 billion which will be amortized on a straight-line basis over the period to full eligibility of active UAW employees (7.4 years) as U.S. OPEB expense. The net result of the March 31, 2006 remeasurement of the Modified Plan and the initial measurement of the Mitigation Plan was a $14.5 billion reduction of the 2006 U.S. hourly APBO and a $1.3 billion reduction in OPEB expense in 2006.

In March 2006, we reached an agreement with Delphi and the UAW, which significantly reduced the number of U.S. hourly employees (the UAW Attrition Program), thereby significantly reducing the expected aggregate years of future service of employees covered by the U.S. hourly defined benefit pension, OPEB and extended disability plans. The resulting remeasurement of our U.S. hourly defined benefit pension plan as of April 30, 2006 generated a $4.4 billion curtailment loss, a $704 million reduction in pension expense in 2006 and a reduction of our U.S. hourly PBO of $1.2 billion. The resulting remeasurement of our U.S. hourly OPEB plan as of May 31, 2006 generated a $23 million curtailment loss, a $143 million reduction in OPEB expense in 2006, and a reduction of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our U.S. hourly APBO of $700 million. We also recognized a curtailment gain of $132 million related to the U.S. hourly extended disability plan measured as of June 30, 2006. The impacts for the pension and OPEB plans are reflected in the Components of pension and OPEB expense table.

In October 2006, we reduced the levels of coverage for corporate-paid life insurance for salaried retirees. For eligible salaried employees who retire on or after May 1, 2007, coverage will be reduced by 50% on the tenth anniversary of their retirement date, and salaried employees who retire before May 1, 2007 will have their coverage reduced by 50% on January 1, 2017. This change reduced our U.S. APBO by $500 million and is reflected in 2007 OPEB expense.

As a result of the sale of GMAC in November 2006, as described in Note 3, GMAC salaried employees had their defined benefit pension benefits frozen under our defined benefit pension plans in place at the time of the sale. The resulting remeasurement of our U.S. salaried defined benefit pension plans as of November 30, 2006 generated an $86 million curtailment gain and an $8 million reduction in pension expense in 2006. This remeasurement increased the U.S. PBO by $200 million. We also agreed to maintain the salaried OPEB obligation for current GMAC retirees and OPEB-eligible employees. GMAC employees who were non OPEB-eligible were offered a cash lump sum payment based on credited service in lieu of GM provided OPEB at their date of retirement. The resulting remeasurement of the U.S. and non-U.S. OPEB plans as of November 30, 2006 generated a $563 million curtailment gain, $27 million settlement loss, and $536 million reduction in OPEB expense for 2006. This remeasurement reduced the U.S. and non-U.S. APBO by $100 million. The impact to extended disability benefits was a curtailment gain of $14 million in 2006.

	U.S. Plans		Non-U.S. Plans				Non-U.S.
	Pension Benefits		Pension Benefits		U.S. Other Benefits*		Other Benefits*
	2007	2006	2007	2006	2007	2006	2007	2006
				(Dollars in millions)

Change in benefit obligations
Benefit obligation at beginning of year	$85,422	$89,133	$22,538	$20,850	$64,584	$81,467	$3,744	$3,797
SFAS 158 measurement date adjustment	—	—	(539)	—	238	—	—	—
Service cost	627	727	486	484	370	551	45	53
Interest cost	4,931	4,965	1,143	967	3,609	3,929	199	190
Plan participants’ contributions	—	19	29	30	354	129	—	—
Amendments	3,635	(1,960)	75	(669)	(1,338)	(15,091)	(66)	—
Actuarial (gains) losses	(2,452)	(3,682)	(1,486)	524	(3,225)	(6,468)	(133)	(145)
Benefits paid	(7,574)	(7,013)	(1,287)	(1,049)	(4,753)	(4,188)	(147)	(133)
Medicare Part D receipts	—	—	—	—	215	243	—	—
Exchange rate movements	—	—	2,736	1,250	—	—	666	4
Curtailments, settlements, and other	688	3,233	58	151	(351)	4,012	2	(22)

Benefit obligation at end of year	85,277	85,422	23,753	22,538	59,703	64,584	4,310	3,744

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Plans		Non-U.S. Plans				Non-U.S.
	Pension Benefits		Pension Benefits		U.S. Other Benefits*		Other Benefits*
	2007	2006	2007	2006	2007	2006	2007	2006
				(Dollars in millions)

Change in plan assets
Fair value of plan assets at beginning of year	101,392	95,250	11,506	10,063	16,939	20,282	—	—
SFAS 158 measurement date adjustment	—	—	277	—	110	—	—	—
Actual return on plan assets	10,073	13,384	492	1,280	1,183	1,834	—	—
Employer contributions	89	80	848	810	2,470	(1,118)	147	133
Plan participants’ contributions	—	19	29	30	354	129	—	—
Benefits paid	(7,574)	(7,013)	(1,287)	(1,049)	(4,753)	(4,188)	(147)	(133)
Exchange rate movements	—	—	1,507	435	—	—	—	—
Curtailments, settlements, and other	90	(328)	(64)	(63)	—	—	—	—

Fair value of plan assets at end of year	104,070	101,392	13,308	11,506	16,303	16,939	—	—

Funded status(a)	18,793	15,970	(10,445)	(11,032)	(43,400)	(47,645)	(4,310)	(3,744)
Employer contributions/withdrawals in fourth quarter	—	—	—	142	—	(60)	—	—
Benefits paid in fourth quarter	—	—	—	—	—	765	—	—
Curtailments and settlements in fourth quarter	—	—	—	17	—	—	—	—

Net amount recognized	$18,793	$15,970	$(10,445)	$(10,873)	$(43,400)	$(46,940)	$(4,310)	$(3,744)

Noncurrent asset	$19,984	$17,150	$191	$216	$—	$—	$—	$—
Current liability	(85)	(85)	(361)	(250)	(168)	(134)	(167)	(141)
Noncurrent liability	(1,106)	(1,095)	(10,275)	(10,839)	(43,232)	(46,806)	(4,143)	(3,603)

	$18,793	$15,970	$(10,445)	$(10,873)	$(43,400)	$(46,940)	$(4,310)	$(3,744)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$10,180	$15,483	$4,981	$6,478	$16,425	$21,957	$1,418	$1,406
Net prior service cost (credit)	2,617	1,165	81	13	(11,277)	(12,450)	(563)	(501)
Transition obligation	—	—	17	25	—	—	—	—

	$12,797	$16,648	$5,079	$6,516	$5,148	$9,507	$855	$905

*	Table does not include extended disability plans with a total APBO of $701 million at December 31, 2007 and $866 million at December 31, 2006.

The total accumulated benefit obligation, the accumulated benefit obligation and fair value of plan assets for our defined benefit pension plans with accumulated benefit obligations in excess of plan assets, and the projected benefit obligation and fair value of plan assets for defined benefit pension plans with projected benefit obligations in excess of plan assets are as follows:

	U.S. Plans		Non-U.S. Plans
	2007	2006	2007	2006
		(Dollars in millions)

Accumulated Benefit Obligation	$85,226	$85,422	$23,179	$21,926
Plans with ABO in excess of plan assets
ABO	$1,189	$1,180	$22,390	$21,429
Fair value of plan assets	$—	$—	$12,351	$10,769
Plans with PBO in excess of plan assets
PBO	$1,191	$1,180	$23,380	$22,270
Fair value of plan assets	$—	$—	$12,941	$11,155

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of pension and OPEB expense along with the assumptions used to determine benefit obligations are as follows:

				Non-U.S. Plans						Non-U.S.
	U.S. Plans Pension Benefits			Pension Benefits			U.S. Other Benefits*			Other Benefits*
	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(Dollars in millions)

Components of expense
Service cost	$627	$727	$1,117	$486	$484	$345	$370	$551	$702	$45	$53	$50
Interest cost	4,931	4,965	4,883	1,143	967	965	3,609	3,929	4,107	199	190	218
Expected return on plan assets	(7,983)	(8,167)	(7,898)	(984)	(842)	(740)	(1,400)	(1,593)	(1,684)	—	—	—
Amortization of prior service cost (credit)	2,167	785	1,164	32	78	102	(1,830)	(1,071)	(70)	(86)	(82)	8
Amortization of transition obligation	—	—	—	8	7	6	—	—	—	—	—	—
Recognized net actuarial loss	764	1,126	2,065	407	399	281	1,352	1,986	2,250	122	133	88
Curtailments, settlements, and other losses (gains)	75	4,260	115	156	139	114	(213)	(505)	—	(17)	(9)	2
Divestiture of Allison(c)	(30)	(17)	(24)	—	—	—	211	(15)	(21)	—	—	—

Net expense	$551	$3,679	$1,422	$1,248	$1,232	$1,073	$2,099	$3,282	$5,284	$263	$285	$366

Weighted-average assumptions used to determine benefit obligations at December 31(a)
Discount rate	6.35%	5.90%	5.70%	5.72%	4.76%	4.72%	6.35%	5.90%	5.45%	5.75%	5.00%	5.00%
Rate of compensation increase	5.25%	5.00%	4.90%	3.60%	3.00%	3.10%	3.30%	4.60%	4.20%	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net expense for years ended December 31(b)
Discount rate	5.97%	5.70%	5.60%	4.97%	4.72%	5.61%	5.90%	5.45%	5.75%	5.00%	5.00%	6.00%
Expected return on plan assets	8.50%	9.00%	9.00%	7.85%	8.40%	8.50%	8.40%	8.80%	8.80%	—	—	—
Rate of compensation increase	5.00%	4.90%	5.00%	3.46%	3.10%	3.20%	4.60%	4.20%	3.90%	4.00%	4.00%	4.00%

*	Table does not include extended disability plans with a total net expense of $63 million, $105 million and $79 million in 2007, 2006 and 2005, respectively (excluding curtailments), as the amounts are not material.

(a)	Determined as of end of year.
(b)	Determined as of beginning of year and updated for remeasurements. Appropriate discount rates were used during 2007 to measure the effects of curtailments and plan amendments on various plans.
(c)	As a result of the Allison divestiture, we recorded an adjustment to the unamortized prior service cost of our U.S. hourly and salaried defined benefit pension plans of $18 million and our U.S. hourly and salaried OPEB plans of $223 million. Those adjustments were included in the determination of the gain recognized on the sale of Allison. The net periodic pension and OPEB benefit expenses related to Allison were reported as a component of discontinued operations.

Estimated amounts to be amortized from Accumulated other comprehensive income into net periodic benefit cost during 2008 based on December 31, 2007 plan measurements are as follows:

	U.S. Plans	Non-U.S. Plans	U.S.	Non-U.S.
	Pension Benefits	Pension Benefits	Other Benefits	Other Benefits
		(Dollars in millions)

Amortization of prior service cost (credit)	$841	$40	$(1,861)	$(92)
Amortization of transition obligation	—	7	—	—
Recognized net actuarial loss	263	282	747	102

	$1,104	$329	$(1,114)	$10

Effective with the December 31, 2007 remeasurement, we will begin amortizing actuarial gains/losses and new prior service costs/credits over the life expectancy of inactive participants in the U.S. hourly healthcare plan due to the changing demographics of the participants in the plan.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

Discount Rate

We set the discount rate assumption annually for each of our retirement-related U.S. benefit plans at their respective measurement dates to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to defease projected future benefits. We have established for our U.S. defined benefit pension plans and U.S. OPEB plans a discount rate of 6.35% for year-end 2007.

Health Care Trend Rate

	December 31,
Assumed Health-Care Trend Rates	2007	2006

Initial health-care cost trend rate	8.2%	9.0%
Ultimate health-care cost trend rate	5.0%	5.0%
Number of years to ultimate trend rate	6	6

A one percentage point increase in the assumed health care trend rates for all future periods would have increased the U.S. APBO by $6.4 billion at December 31, 2007 and the U.S. aggregate service and interest cost components of non-pension postretirement benefit expense for 2007 by $511 million. A one percentage point decrease would have decreased the U.S. APBO by $5.4 billion and the U.S. aggregate service and interest cost components of non-pension postretirement benefit expense for 2007 by $420 million.

Long-term Rate of Return on Plan Assets

We use detailed periodic studies conducted by our outside actuaries and our asset management group to determine our long-term strategic mix among asset classes and the expected return on asset assumptions for our U.S. pension plans. The U.S. study includes a review of alternative asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations among the asset classes that comprise the plans’ asset mix. The primary non-U.S. pension plans conduct similar studies in conjunction with outside actuaries and asset managers. While the studies give appropriate consideration to recent fund performance and historical returns, the assumptions are primarily long-term, prospective rates of return.

Based on a study performed in 2006, our asset management group implemented certain changes in the long-run strategic asset allocations of the U.S. defined benefit pension plans. Specifically, we modified the target allocations to increase the fixed income exposure by 20% of total plan assets and to reduce the equity exposure by a corresponding amount. This change in strategic asset allocation was intended to significantly lower the expected volatility of asset returns and plan funded status, as well as the probability of future contribution requirements. In setting the new strategic asset mix, we considered the likelihood that the selected mix would effectively fund the projected pension plan liabilities while aligning with the risk tolerance of the plans’ fiduciaries. Our strategic asset mix for U.S. defined benefit pension plans is intended to reduce exposure to equity market risks, to utilize asset classes which reduce surplus volatility and to utilize asset classes where active management has historically generated excess returns above market returns.

This asset mix is intended to place greater emphasis on investment manager skills than on general market returns to produce expected long-term returns, while employing various risk mitigation strategies to reduce surplus volatility. Based on the target asset allocations and a re-examination of expected asset return assumptions, we revised our expected long-term annual return rate assumption for our U.S. defined benefit plans effective January 1, 2007 to 8.5%, a reduction from our previous level of 9.0%. With the strategic mix fully implemented, our U.S. pension assets have the following target allocation relative to total assets: equity securities, 29%; debt securities, 52%; real estate, 8%; and other alternative investments, 11%. In 2006, our target allocations for such assets were: equity securities, 49%; debt securities, 32%; real estate, 8%; and other alternative investments, 11%.

The hourly VEBA is managed to achieve long-term asset returns while maintaining adequate liquidity for reimbursement of benefit payments, as needed. For 2006, the expected annual return for the hourly VEBA plan was 9.0% and the expected annual return for the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

salaried VEBA was 4.5%. Based on a reexamination of expected long-term asset return assumptions, we revised our expected annual return assumptions effective January 1, 2007 for the hourly VEBA and salaried VEBA to 8.5% and 6%, respectively.

Plan Assets

Plan assets are valued using quoted market prices when available. Assets for which quoted market prices are not available are valued using independent pricing vendors, dealer or counterparty supplied valuations and net asset values provided by fund managers or portfolio investment advisors whose fair value estimates may utilize appraisals of the underlying assets or discounted cash flow models. In some instances, asset values are estimated by management in the absence of readily determinable fair values. Because of the inherent uncertainty of valuation, estimated fair values may differ significantly from the fair values that would have been used had a ready market existed.

Our defined benefit pension plans and U.S. OPEB plans have the following asset allocations, as of their respective measurement dates in 2007 and 2006:

			Plan Assets
	Plan Assets		Non-U.S.
	U.S. Pension		Pension
	Plans Actual		Plans Actual		Plan Assets OPEB
	Percentage of		Percentage of		Actual Percentage of
	Plan Assets		Plan Assets		Plan Assets
Asset Category	2007	2006	2007	2006	2007	2006

Equity securities	26%	38%	62%	60%	53%	54%
Debt securities	52%	43%	25%	31%	25%	28%
Real estate	9%	8%	10%	9%	4%	4%
Other	13%	11%	3%	0%	18%	14%

Total	100%	100%	100%	100%	100%	100%

Equity securities include our Common Stock in the amounts of $17 million (less than 1% of total pension plan assets) and $24 million (less than 1% of total pension plan assets) at December 31, 2007 and 2006, respectively.

Plan Funding Policy and Contributions

Our funding policy with respect to our qualified defined benefit pension plans is to contribute annually not less than the minimum required by applicable law and regulations, or to directly pay benefit payments where appropriate. We made pension contributions to the U.S. hourly and salaried, other U.S., and non-U.S. defined benefit pension plans, or made direct payments where appropriate, as follows:

	December 31,
	2007	2006	2005
	(Dollars in millions)

U.S. hourly and salaried	$—	$2	$—
Other U.S.	$89	$78	$125
Non-U.S.	$848	$889	$708

In 2008, we do not have any contributions due, and we do not expect to make any discretionary contributions into the U.S. hourly and salaried defined benefit pension plans. We expect to contribute or pay benefits of approximately $100 million to our other U.S. defined benefit pension plans and approximately $900 million to our non-U.S. pension plans.

We contribute to our U.S. hourly and salaried VEBA trusts for U.S. OPEB plans. There were no contributions made to the VEBA trust in 2007 and 2006. Contributions by participants to the U.S. OPEB plans were $354 million and $129 million in 2007 and 2006, respectively. We withdrew a total of $2.7 billion and $4.1 billion from plan assets of our VEBA trusts for OPEB plans in 2007 and 2006, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Benefit Payments

The following benefit payments, which include assumptions related to estimated future employee service, as appropriate, are expected to be paid in the future:

					Non-U.S. Other
	Pension Benefits(a)		U.S. Other Benefits(b)		Benefits
		Non-	Gross Benefit	Gross Medicare	Gross Benefit
	U.S. Plans	U.S. Plans	Payments	Part D Receipts	Payments
	(Dollars in millions)

2008	$7,665	$1,357	$4,064	$219	$195
2009	$7,604	$1,375	$4,219	$238	$208
2010	$7,518	$1,414	$4,381	$260	$219
2011	$7,392	$1,451	$4,514	$280	$232
2012	$7,168	$1,481	$4,609	$300	$244
2013-2017	$34,462	$8,071	$23,920	$1,759	$1,408

(a)	Benefits for most U.S. pension plans and certain non-U.S. pension plans are paid out of plan assets rather than our cash.
(b)	U.S. Other Benefit payments exclude any amounts that would be required under the Settlement Agreement when approved.

Note 16. Derivative Financial Instruments and Risk Management

Derivatives and Hedge Accounting

We are exposed to market risk from changes in foreign currency exchange rates, interest rates, and certain commodity prices. In the normal course of business, we enter into a variety of foreign exchange, interest rate, and commodity forward contracts, swaps and options, with the objective of managing our financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the derivatives used to hedge them. Our risk management control system is used to assist in monitoring the hedging program, derivative positions and hedging strategies. Our hedging documentation includes hedging objectives, practices and procedures, and the related accounting treatment. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time they are designated as well as throughout the hedging period.

Cash Flow Hedges

We use financial instruments designated as cash flow hedges for SFAS No. 133 purposes to hedge our exposure to foreign currency exchange risk associated with buying, selling, and financing in currencies other than the local currencies in which we operate. We also use financial instruments to hedge exposure to variability in cash flows related to foreign-currency-denominated debt. For foreign currency transactions, we typically hedge forecasted exposures up to three years in the future.

For derivatives designated as cash flow hedges for SFAS No. 133 purposes, we record changes in fair value in Other comprehensive income (OCI), then release those changes to earnings contemporaneously with the earnings effects of the hedged item. If the hedge relationship is terminated and the forecasted transaction is probable of not occurring, then the cumulative change in fair value of the derivative recorded in Accumulated OCI (AOCI) is recognized in earnings. To the extent the hedging relationship is not effective, the ineffective portion of the change in fair value of the derivative instrument is recorded in earnings.

Hedge ineffectiveness associated with instruments designated as cash flow hedges for SFAS No. 133 purposes increased Automotive cost of sales by $17 million and decreased Automotive cost of sales by $10 million in 2006 and 2005, respectively. Hedge ineffectiveness in 2007 was not significant. Net derivative gains of $51 million were reclassified from AOCI to Automotive cost of sales and net derivative gains of $225 million were reclassified from AOCI to Automotive revenue in 2007. Net derivative gains of $484 million were reclassified from AOCI to Automotive cost of sales and $693 million were reclassified from AOCI to Automotive revenue in 2006. Net

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivative gains of $206 million were reclassified from AOCI to Automotive cost of sales and $200 million were reclassified to Automotive revenue in 2005. These net (losses) gains were offset by net gains (losses) on the transactions being hedged.

Net derivative gains of $122 million included in AOCI at December 31, 2007 are expected to be reclassified into earnings within 12 months from that date.

Fair Value Hedges

We use financial instruments designated as fair value hedges for SFAS No. 133 purposes to manage certain of our exposures to interest rate risk. We are subject to market risk from exposures to changes in interest rates due to our financing, investing, and cash management activities. A variety of instruments are used to hedge our exposure associated with our fixed rate debt and, prior to 2007, mortgage servicing rights (MSRs). We record changes in the fair value of a derivative designated as a fair value hedge for SFAS No. 133 purposes in earnings, offset by corresponding changes in the fair value of the hedged item to the extent the hedge is effective.

Hedge ineffectiveness associated with instruments designated as fair value hedges, primarily due to hedging of MSRs, increased Selling, general and administrative expenses by $1 million and decreased Selling, general and administrative expenses by $26 million in 2006 and 2005, respectively. We recorded no hedging ineffectiveness in 2007.

Net Investment Hedges

We designate foreign-currency-denominated-debt to hedge foreign currency exposure related to our net investment in foreign entities. Foreign currency transaction gains and losses related to these debt instruments are recorded in the Accumulated foreign currency translation adjustment. Unrealized losses of $224 million and $139 million were recorded in Accumulated foreign currency translation adjustment in 2007 and 2006, respectively.

Derivatives Not Designated as Hedges

We use derivatives such as forward contracts and options, including caps, floors and collars to economically hedge exposures. Unrealized and realized gains and losses related to these derivatives that are not designated as accounting hedges are recorded currently in Automotive cost of sales.

We purchase commodities and parts with commodity content for use in production of vehicles which have purchase prices that vary based on commodity price indices. We hedge the commodity price risk economically by entering into derivative contracts. Unrealized and realized gains and losses related to these derivatives that are not designated as accounting hedges are recorded currently in Automotive cost of sales.

Additionally, we are exposed to foreign exchange risk related to forecasted foreign currency purchases of machinery and equipment and foreign-currency-denominated-debt. We hedge this foreign exchange risk economically by entering into derivative contracts. Unrealized and realized gains and losses related to these derivatives that are not designated as accounting hedges are recorded currently in Automotive cost of sales.

Derivatives Not Meeting a Scope Exception from Fair Value Accounting

We enter into purchase contracts to hedge our physical exposure to the availability of certain commodities used in the production of cars and trucks. We have determined that some of these contracts did not qualify for the normal purchases and normal sales scope exception from fair value accounting in SFAS No. 133, and therefore these purchase contracts have been accounted for as derivatives with unrealized gains and losses recorded currently in Automotive cost of sales.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Change in Accumulated Other Comprehensive Income

The net change in accumulated OCI related to cash flow hedging activities in 2007 and 2006 is as follows:

	2007	2006
	(Dollars in millions)

Beginning of year net unrealized gain (loss) on derivatives	$359	$608
Change in fair value	140	515
Reclassification to earnings	(178)	(764)

End of year net unrealized gain on derivatives	$321	$359

Note 17. Commitments and Contingencies

Commitments

We had the following minimum commitments under noncancelable operating leases having remaining terms in excess of one year, primarily for property:

						2013
	2008	2009	2010	2011	2012	and after
			(Dollars in millions)

Minimum commitments	$719	$683	$662	$565	$500	$2,731
Sublease income	(218)	(212)	(201)	(199)	(196)	(2,180)

Net minimum commitments	$501	$471	$461	$366	$304	$551

Certain of these minimum commitments fund the obligations of non-consolidated VIEs. Certain of the leases contain escalation clauses and renewal or purchase options. Rental expense under operating leases was $812 million, $1.2 billion and $1 billion in 2007, 2006 and 2005, respectively.

We sponsor credit card programs, which offer rebates that can be applied primarily against the purchase or lease of GM vehicles. The amount of rebates available to qualified cardholders, net of deferred program income, was $3.9 billion at December 31, 2007 and 2006. Refer to Note 2 for additional information regarding our accounting policy for credit card programs we sponsor.

Our credit card program deferred revenue and redemption liability for estimated rebates applicable to sold vehicles are comprised of the following:

	December 31,
	2007	2006
	(Dollars in millions)

Current liabilities:
Other accrued liabilities	$214	$141
Other liabilities and credits:
Deferred revenue	$532	$547

Guarantees

We have provided guarantees related to the residual value of certain operating leases, primarily related to the lease of our corporate headquarters. At December 31, 2007, the maximum potential amount of future undiscounted payments that could be required to be made under these guarantees amount to $754 million. These guarantees terminate during years ranging from 2008 to 2018. Certain leases contain renewal options. In connection with the residual value guarantee related to the lease of our corporate headquarters, we have

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded liabilities totaling $63 million as of December 31, 2007. We expect to record an additional $83 million with respect to the residual value guarantees related to this lease prior to its expiration in May 2008.

We have agreements with third parties to guarantee the fulfillment of certain suppliers’ commitments and related obligations. At December 31, 2007, the maximum potential future undiscounted payments that could be required to be made under these guarantees amount to $171 million. These guarantees terminate during years ranging from 2008 to 2017, or upon the occurrence of specific events, such as an entity’s cessation of business. In connection with such guarantees, we have recorded liabilities totaling $18 million.

In addition, in some instances, certain assets of the party whose debt or performance is guaranteed may offset, to some degree, the effect of the triggering of the guarantee. The offset of certain payables may also apply to certain guarantees. Accordingly, no liabilities were recorded.

We also provide payment guarantees on outstanding commercial loans made by GMAC with certain third-parties, such as dealers or rental car companies. As of December 31, 2007, the maximum commercial obligations we guaranteed related to these loans were $123 million. Years of expiration related to these guarantees range from 2008 to 2012. Based on the creditworthiness of these third parties, the value ascribed to the guarantees we provided was determined to be insignificant.

We have entered into agreements indemnifying certain parties with respect to environmental conditions related to existing or sold properties. Due to the nature of the indemnifications, our maximum exposure under these guarantees cannot be estimated. No amounts have been recorded for such indemnities as our obligations are not probable or estimable at this time.

In connection with certain divestitures of assets or operating businesses, we have entered into agreements indemnifying certain buyers and other parties with respect to environmental conditions pertaining to real property we owned. Also, in connection with such divestitures, we have provided guarantees with respect to benefits to be paid to former employees relating to pensions, postretirement health care and life insurance. Aside from indemnifications and guarantees related to Delphi or a specific divested unit, both of which are discussed below, due to the conditional nature of these obligations it is not possible to estimate our maximum exposure under these indemnifications or guarantees. No amounts have been recorded for such obligations as they are not probable and estimable at this time.

In addition to the guarantees and indemnifying agreements mentioned above, we periodically enter into agreements that incorporate indemnification provisions in the normal course of business. Due to the nature of these agreements, the maximum potential amount of future undiscounted payments to which we may be exposed cannot be estimated. No amounts have been recorded for such indemnities as our obligations under them are not probable and estimable at this time.

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

For many sites, the remediation costs and other damages for which we ultimately may be responsible cannot be reasonably estimated because of uncertainties with respect to factors such as our connection to the site or to materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies and remediation to be undertaken (including the technologies to be required and the extent, duration and success of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remediation). As a result, we are unable to determine or reasonably estimate the amount of costs or other damages for which we are potentially responsible in connection with these sites, although that total could be substantial.

While the final outcome of environmental matters cannot be predicted with certainty, it is the opinion of management that none of these items, when finally resolved, is expected to have a material adverse effect on our financial position or liquidity. However, it is possible that the resolution of one or more environmental matters could exceed the amounts accrued in an amount that could be material to our results of operations in any particular reporting period.

Asbestos Claims

Like most automobile manufacturers, we have been subject to asbestos-related claims in recent years. We have seen these claims primarily arise from three circumstances: (1) a majority of these claims seek damages for illnesses alleged to have resulted from asbestos used in brake components; (2) limited numbers of claims have arisen from asbestos contained in the insulation and brakes used in the manufacturing of locomotives; and (3) claims brought by contractors who allege exposure to asbestos-containing products while working on premises we owned.

While we have resolved many of the asbestos-related cases over the years and continue to do so for strategic litigation reasons such as avoiding defense costs and possible exposure to excessive verdicts, management believes that only a small proportion of the claimants has or will develop any asbestos-related impairment. Only a small percentage of the claims pending against us allege causation of a disease associated with asbestos exposure. The amount expended on asbestos-related matters in any year depends on the number of claims filed, the amount of pretrial proceedings and the number of trials and settlements during the period.

We record the estimated liability associated with asbestos personal injury claims where the expected loss is both probable and can reasonably be estimated. Before 2006, we concluded we could not reasonably estimate losses that could arise from future asbestos related claims not yet asserted against us. In the fourth quarter of 2006, we determined that based on our ongoing analysis of data regarding asbestos personal injury claims asserted against us, we had sufficient information to determine a reasonable estimate of incurred but not yet reported claims that could be asserted in the following two years and recognized a liability of $127 million. We continued to monitor and evaluate our claims experience during 2007, and found that we incurred fewer claims and lower expense than we projected in 2006. As a result, we reduced the reserve for existing claims by $251 million.

In the fourth quarter of 2007 we retained Hamilton, Rabinovitz & Associates, Inc., a firm specializing in estimating asbestos claims to assist us in determining our potential liability for pending and unasserted future asbestos personal injury claims. The analysis relies upon and includes the following information and factors:

(1)	A third-party forecast of the projected incidence of malignant asbestos related disease likely to occur in the general population of individuals occupationally exposed to asbestos;

(2)	Data concerning claims filed against us and resolved, amounts paid, and the nature of the asbestos related disease or condition asserted during approximately the last four years (Asbestos Claims Experience);

(3)	The estimated rate of asbestos related claims likely to be asserted against us in the future based on our Asbestos Claims Experience and the projected incidence of asbestos related disease in the general population of individuals occupationally exposed to asbestos;

(4)	The estimated rate of dismissal of claims by disease type based on our Asbestos Claims Experience; and

(5)	The estimated indemnity value of the projected claims based on our Asbestos Claims Experience, adjusted for inflation.

We reviewed a number of factors, including the analysis provided by Hamilton, Rabinovitz & Associates, Inc. and increased the reserve to $637 million as a reasonable estimate of our probable liability for pending and future asbestos related claims projected to be

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asserted over the next ten years, including legal defense costs. We will monitor our actual claims experience for consistency with this estimate and make periodic adjustments as appropriate.

We believe that our analysis was based on the most relevant information available combined with reasonable assumptions, and that we may prudently rely on its conclusions to determine the estimated liability for asbestos related claims. We note, however, that the analysis is inherently subject to significant uncertainties. The data sources and assumptions used in connection with the analysis may not prove to be reliable predictors with respect to claims asserted against us. Our experience in the recent past includes substantial variation in relevant factors, and a change in any of these assumptions — which include the source of the claiming population, the filing rate and the value of claims — could affect the estimate significantly up or down. In addition, other external factors such as legislation affecting the format or timing of litigation, the actions of other entities sued in asbestos personal injury actions, the distribution of assets from various trusts established to pay asbestos claims and the outcome of cases litigated to a final verdict could affect the estimate.

Contingent Matters — Litigation

Various legal actions, governmental investigations, claims and proceedings are pending against us, including a number of shareholder class actions, bondholder class actions, shareholder derivative suits and class actions under the U.S. Employee Retirement Income Security Act of 1974, as amended (ERISA), and other matters arising out of alleged product defects, including asbestos-related claims; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier and other contractual relationships and environmental matters.

With regard to the litigation matters discussed in the previous paragraph, we have established reserves for matters in which we believe that losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, incurred but not reported asbestos-related claims, environmental remediation programs, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at December 31, 2007. We believe that we have appropriately accrued for such matters under SFAS No. 5 or, for matters not requiring accrual, that such matters will not have a material adverse effect on our results of operations or financial position based on information currently available to us. Litigation is inherently unpredictable, however, and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to us with respect to our results of operations in any particular reporting period.

Delphi Corporation

Benefit Guarantee

In 1999, we spun off our Automotive Components Group (ACG) into a new entity, which became Delphi. Delphi is our largest supplier of automotive systems, components and parts and we are Delphi’s largest customer. At the time of the spin-off, employees of ACG became employees of Delphi. As part of the separation agreements, Delphi assumed the pension and other postretirement benefit obligations for these transferred U.S. hourly employees who retired after October 1, 2000 and we retained pension and other postretirement obligations for U.S. hourly employees who retired on or before October 1, 2000. Additionally at the time of the spin-off, we entered into separate agreements with the UAW, the IUE-CWA and the USW (Benefit Guarantee Agreements) providing contingent benefit guarantees whereby we would make payments for certain pension benefits and OPEB benefits to certain former U.S. hourly employees that became employees of Delphi (defined as Covered Employees). Each Benefit Guarantee Agreement contains separate benefit guarantees relating to pension and OPEB obligations, with different triggering events. The UAW, IUE-CWA and USW required through the Benefit Guarantee Agreements that in the event that Delphi or its successor companies ceases doing business or becomes subject to financial distress we could be liable if Delphi fails to provide the corresponding benefits at the required level. The Benefit Guarantee Agreements do not obligate us to guarantee any benefits for Delphi retirees in excess of the corresponding benefits we provide at the time to our own hourly retirees. Accordingly, any reduction in the benefits we provide our hourly retirees reduces our obligation under the corresponding benefit guarantee. In turn, Delphi has entered into an agreement (Indemnification Agreement) with us that requires Delphi to indemnify us if we are required to perform under the UAW Benefit Guarantee Agreement. In addition, with respect to pension benefits, our guarantee arises only to the extent that the pension benefits provided by Delphi and the Pension Benefit Guaranty

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporation fall short of the guaranteed amount. Our rights under this Indemnification Agreement and our obligations to provide benefits under the Benefit Guarantees expire on March 31, 2008 unless we agree with Delphi and the UAW to extend the period.

We received notice from Delphi, dated October 8, 2005, that it was more likely than not that we would become obligated to provide benefits pursuant to the Benefit Guarantee Agreements, in connection with its commencement of Chapter 11 proceedings under the U.S. Bankruptcy Code. The notice stated that Delphi was unable to estimate the timing and scope of any benefits we might be required to provide under the benefit guarantees; however, in 2005, we believed it was probable that we had incurred a liability under the Benefit Guarantee Agreements. Also, on October 8, 2005, Delphi filed a petition for Chapter 11 proceedings under the U.S. Bankruptcy Code for itself and many of its U.S. subsidiaries. On June 22, 2007, we entered into a Memorandum of Understanding with Delphi and the UAW (Delphi UAW MOU) which included terms relating to the consensual triggering of the Benefit Guarantee Agreement with the UAW as well as additional terms relating to Delphi’s restructuring. Under the Delphi UAW MOU we also agreed to pay for certain healthcare costs of Delphi retirees and their beneficiaries in order to provide a level of benefits consistent with those provided to our retirees and their beneficiaries from the Mitigation Plan VEBA. We also committed to pay $450 million to settle a UAW claim asserted against Delphi, which the UAW has directed us to pay directly to the GM UAW VEBA trust. Such amount is expected to be amortized to expense over future years. In August 2007, we entered into a Memorandum of Understanding with Delphi and the IUE-CWA (Delphi IUE-CWA MOU), and we entered into two separate Memoranda of Understanding with Delphi and the USW (collectively the USW MOUs). The terms of the Delphi IUE-CWA MOU and the USW MOUs are similar to the Delphi UAW MOU with regard to the consensual triggering of the Benefit Guarantee Agreements.

Delphi-GM Settlement Agreements

We have entered into comprehensive settlement agreements with Delphi (Delphi-GM Settlement Agreements) consisting of a Global Settlement Agreement, as amended (GSA) and a Master Restructuring Agreement, as amended (MRA) that would become effective upon Delphi’s substantial consummation of its Plan of Reorganization and our receipt of consideration provided for in the Plan. The GSA is intended to resolve outstanding issues between Delphi and us that have arisen or may arise before Delphi’s emergence from Chapter 11 and will be implemented with Delphi shortly after emergence from bankruptcy. The MRA is intended to govern certain aspects of our commercial relationship following Delphi’s emergence from Chapter 11. The more significant items contained in the Delphi-GM Settlement Agreements include our commitment to:

•	reimburse Delphi for its costs to provide OPEB to certain of Delphi’s hourly retirees from and after January 1, 2007 through the date that Delphi ceases to provide such benefits;

•	reimburse Delphi for the “normal cost” of credited service in Delphi’s pension plan between January 1, 2007 and the date its pension plans are frozen;

•	assume $1.5 billion of net pension obligations of Delphi and Delphi providing us a $1.5 billion note receivable;

•	reimburse Delphi for all retirement incentives and half of the buy-out payments made pursuant to the various attrition program provisions and to reimburse certain U.S. hourly buydown payments made to hourly employees of Delphi;

•	award future product programs to Delphi and provide Delphi with ongoing preferential sourcing for other product programs, with Delphi re-pricing existing and awarded business;

•	reimburse certain U.S. hourly labor costs incurred to produce systems, components and parts for us from October 1, 2006 through September 14, 2015 at certain U.S. facilities owned or to be divested by Delphi (Labor Cost Subsidy);

•	reimburse Delphi’s cash flow deficiency attributable to production at certain U.S. facilities that continue to produce systems, components and parts for us until the facilities are either closed or sold by Delphi (Production Cash Burn Support); and

•	guarantee a minimum recovery of the net working capital that Delphi has invested in certain businesses held for sale.

In addition, Delphi agreed to provide us or our designee with an option to purchase all or any of certain Delphi businesses for one dollar if such businesses have not been sold by certain specified deadlines. If such a business is not sold either to a third party or to us or

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any affiliate pursuant to the option by the applicable deadline, we (or at our option, an affiliate) will be deemed to have exercised the purchase option, and the unsold business, including materially all of its assets and liabilities, will automatically transfer to the GM “buyer”. Similarly, under the Delphi UAW MOU if such a transfer has not occurred by the applicable deadline, responsibility for the UAW hourly employees of such an unsold business affected would automatically transfer to us or our designated affiliate.

The GSA also resolves all claims in existence as of the effective date of Delphi’s plan of reorganization that either Delphi or we have or may have against the other. Additionally, the GSA provides that Delphi will pay us: (1) $1.5 billion in a combination of at least $750 million in cash and a second lien note; and (2) $1 billion in junior preferred convertible stock at Plan of Reorganization Value upon Delphi’s substantial consummation of its Plan of Reorganization. The ultimate value of any consideration is contingent on the fair market value of Delphi’s securities upon emergence from bankruptcy.

We have recorded charges of $1.1 billion, $.5 billion, and $5.5 billion in 2007, 2006 and 2005, respectively, in connection with the Benefit Guarantee Agreements. These charges are net of estimated recoveries that would be due to us upon emergence of Delphi from bankruptcy. In addition, during 2007 we have recorded charges of $.5 billion related to the Delphi-GM Settlement Agreements, consisting primarily of our guarantee of Delphi’s recovery of the net working capital at facilities held for sale and amounts due under the Labor Cost Subsidy. Our commitments under the Delphi-GM Settlement Agreements for the Labor Cost Subsidy and Production Cash Burn Support are expected to result in additional expense of between $300 million and $400 million annually beginning in 2008 through 2015, which will be treated as a period cost and expensed as incurred as part of Automotive cost of sales.

In January 2008, Delphi withdrew its March 2006 motion under the U.S. Bankruptcy Code seeking to reject certain supply contracts with us.

The Bankruptcy Court entered an order on January 25, 2008 confirming Delphi’s Plan of Reorganization (POR), including the Delphi-GM Settlement Agreements. Delphi is pursuing approximately $6.1 billion in exit financing in support of its POR, which may be particularly difficult in light of the weakness and decline in capacity in the credit markets. We have informed Delphi that we are prepared to reduce the cash portion of our distributions significantly and accept an equivalent amount of debt in the form of a first lien note to help facilitate Delphi’s successful emergence from bankruptcy proceedings. If Delphi cannot secure the financing it needs, the Delphi POR would not be consummated on the terms negotiated with us and with other interested parties. We believe that Delphi would likely seek alternative arrangements, but there can be no assurance that Delphi would be successful in obtaining any alternative arrangements. The resulting uncertainty could disrupt our ability to plan future production and realize our cost reduction goals, and could affect our relationship with the UAW and result in our providing additional financial support to Delphi, receiving less than the distributions that we expect from the resolution of Delphi’s bankruptcy proceedings or assuming some of Delphi’s obligations to its workforce and retirees. Due to these uncertainties it is reasonably possible that additional losses could arise in the future, but we currently are unable to estimate the amount or range of such losses, if any.

Benefit Guarantees Related to Divested Plants

We have entered into various guarantees regarding benefits for our former employees at two previously divested plants that manufacture component parts whose results continue to be included in our consolidated financial statements in accordance with FIN 46(R). For these divested plants, we entered into agreements with both of the purchasers to indemnify, defend and hold each purchaser harmless for any liabilities arising out of the divested plants and with the UAW guaranteeing certain postretirement health care benefits and payment of postemployment benefits.

In 2006, we recorded a charge of $206 million related to the closure of two plants and the permanent idling of 2,000 employees, primarily consisting of a $214 million charge to recognize wage and benefit costs associated with employees accepting retirement packages, buyouts or supplemental unemployment, which was reduced by a curtailment gain of $11 million with respect to other postretirement benefits. During 2007, we recognized favorable adjustments of $44 million related to these plant closures, in addition to a $38 million curtailment gain with respect to OPEB.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18. Income Taxes

Income (loss) from continuing operations before income taxes, equity income, minority interests and a cumulative effect of a change in accounting principle included the following:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)

U.S. loss	$(9,355)	$(5,917)	$(16,491)
Non-U.S. income (loss)	3,102	259	(738)

Total	$(6,253)	$(5,658)	$(17,229)

We estimate the provision for income taxes as follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Current income tax expense (benefit):
U.S. federal	$(131)	$—	$(147)
Non-U.S.	295	1,099	834
U.S. state and local	21	21	(2)

Total current	185	1,120	685

Deferred income tax expense (benefit):
U.S. federal	32,357	(2,719)	(7,025)
Non-U.S.	5,064	(1,201)	(656)
U.S. state and local	(444)	(246)	950

Total deferred	36,977	(4,166)	(6,731)

Total income tax expense (benefit)	$37,162	$(3,046)	$(6,046)

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns. Cash paid for income taxes was $404 million, $259 million and $305 million in 2007, 2006 and 2005, respectively.

Provisions are made for estimated U.S. and non-U.S. income taxes, less available tax credits and deductions, which may be incurred on the remittance of our share of subsidiaries’ undistributed earnings not deemed to be permanently reinvested. Taxes have not been provided on non-U.S. subsidiaries’ earnings, which are deemed permanently reinvested, of $6.1 billion and $5.6 billion at December 31, 2007 and 2006, respectively. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the provision (benefit) for income taxes compared with the amounts at the U.S. federal statutory rate is as follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Tax at U.S. federal statutory income tax rate	$(2,189)	$(1,978)	$(6,031)
State and local tax expense	(275)	(147)	(616)
Foreign income taxed at rates other than 35%	149	(499)	(775)
Taxes on unremitted earnings of subsidiaries	(135)	(124)	(100)
Other tax credits	(86)	(115)	(69)
Settlement of prior year tax matters	—	(160)	(515)
Change in valuation allowance (a)	38,892	239	2,780
Change in statutory tax rates (b)	885	(27)	—
Tax effects of foreign reorganizations	269	96	(84)
Medicare prescription drug benefit	(199)	(348)	(324)
Other adjustments	(149)	17	(312)

Total income tax expense (benefit)	$37,162	$(3,046)	$(6,046)

(a)	See discussion related to valuation allowances on certain deferred tax assets below.
(b)	Changes in the tax laws of two jurisdictions in 2007 had a significant impact on our consolidated financial statements as follows:

•	In December 2007, the Canadian government enacted legislation to reduce its combined statutory corporate tax rates by 3.5% in addition to a .5% rate reduction enacted in June 2007. The combined 4% reduction will be phased in gradually over a period of five years beginning in 2008. The impact of this change was a reduction in the carrying amount of our Canadian deferred tax assets of $376 million as of December 31, 2007. The valuation allowance discussed below has been adjusted to reflect this change in statutory rates.
•	In July 2007, the German Parliament passed legislation to lower its statutory corporate tax rate. The President signed the legislation into law on August 14, 2007. This new law reduces by approximately 9%, effective as of January 1, 2008, the combined German business tax rate, which consists of the corporate tax rate, the local trade tax rate, and the solidarity levy tax rate. The impact of this change was a reduction in the carrying amount of our German deferred tax assets of $475 million, which is included in the charge related to the valuation allowance discussed below.

Deferred income tax assets and liabilities at December 31, 2007 and 2006 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following:

	December 31,
	2007		2006
	Deferred Tax		Deferred Tax
	Assets	Liabilities	Assets	Liabilities
	(Dollars in millions)

Postretirement benefits other than pensions	$17,726	$—	$18,721	$—
Pension and other employee benefit plans	2,582	6,618	5,044	6,137
Warranties, dealer and customer allowances, claims and discounts	4,148	54	4,070	47
Depreciation and amortization	7,108	4,536	6,098	2,008
Tax carryforwards	14,148	—	13,293	—
Lease transactions	—	136	—	199
Miscellaneous U.S.	7,799	1,556	8,240	2,194
Miscellaneous non-U.S.	2,598	37	2,992	40

Subtotal	56,109	12,937	58,458	10,625
Valuation allowances	(42,489)	—	(6,523)	—

Total deferred taxes	13,620	$12,937	51,935	$10,625

Net deferred tax assets	$683		$41,310

The following deferred tax assets and liabilities are included in the consolidated balance sheet:

	December 31,
	2007	2006
	(Dollars in millions)

Current deferred tax assets	$493	$10,293
Current deferred tax liabilities	(116)	(9)
Non-current deferred tax assets	1,340	31,751
Non-current deferred tax liabilities	(1,034)	(725)

Total	$683	$41,310

The amount and expiration dates of operating loss and tax credit carryforwards as of December 31, 2007 is as follows:

	Expiration Dates	Amounts
		(Dollars in millions)

U.S. federal and state net operating loss carryforwards	2024-2027	$5,297
Non-U.S. net operating loss carryforwards	Indefinite	2,406
Non-U.S. net operating loss carryforwards	2008-2026	1,648
U.S. alternative minimum tax credit	Indefinite	694
U.S. general business credits(a)	2008-2027	1,514
U.S. foreign tax credits	2010-2017	2,589

Total		$14,148

(a)	The general business credits principally consist of research and experimentation credits.

In accordance with SFAS No. 109 “Accounting for Income Taxes” (SFAS No. 109), we evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recent losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified.

Valuation allowances have been established for deferred tax assets based on a “more likely than not” threshold. Our ability to realize our deferred tax assets depends on our ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•	Future reversals of existing taxable temporary differences;
•	Future taxable income exclusive of reversing temporary differences and carryforwards;
•	Taxable income in prior carryback years; and
•	Tax-planning strategies.

The valuation allowances that we have recognized relate to certain net deferred tax assets in U.S. and non-U.S. jurisdictions. The change in the valuation allowance and related considerations are as follows:

	December 31,
	2007	2006	2005
	(Dollars in millions)

Balance at January 1	$6,523	$6,284	$3,504
Additions (Reversals):
U.S.	31,353	250	1,425
Canada	2,435	—	—
Germany	1,927	—	—
Poland	94	6	538
Sweden	91	73	109
Spain	31	—	—
Brazil	16	(48)	617
South Korea	—	(211)	16
Other	19	169	75

Balance at December 31	$42,489	$6,523	$6,284

United States, Canada and Germany: — In the third quarter of 2007, we recorded a charge of $39 billion related to establishing full valuation allowances against our net deferred tax assets in the U.S., Canada and Germany. Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of results as a measure of our cumulative losses in recent years. We then adjust those historical results to remove certain unusual items and charges. In the U.S., Canada and Germany our analysis indicates that we have cumulative three year historical losses on an adjusted basis. This is considered significant negative evidence which is objective and verifiable and therefore, difficult to overcome. In addition, our near-term financial outlook in the U.S., Canada and Germany deteriorated during the third quarter. While our long-term financial outlook in the U.S., Canada and Germany remains positive, we concluded that our ability to rely on our long-term outlook as to future taxable income was limited due to uncertainty created by the weight of the negative evidence, particularly:

•	The possibility for continued or increasing price competition in the highly competitive U.S. market. This was seen in the external market in the third quarter of 2007 when a competitor introduced its new fullsize trucks and offered customer incentives to gain market share. Accordingly, we increased customer incentives on our recently launched fullsize trucks, which were not previously anticipated;
•	Continued high fuel prices and the possible effect that may have on consumer preferences related to our most profitable products, fullsize trucks and utility vehicles;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Uncertainty over the effect on our cost structure from more stringent U.S. fuel economy and global emissions standards which may require us to sell a significant volume of alternative fuel vehicles across our portfolio;
•	Uncertainty as to the future operating results of GMAC’s Residential Capital, LLC mortgage business, and
•	Acceleration of tax deductions for OPEB liabilities as compared to prior expectations due to changes associated with the Settlement Agreement.

Accordingly, based on our current circumstances and uncertainty regarding our future taxable income, we recorded full valuation allowances against these net deferred tax assets during the third quarter of 2007. If and when our operating performance improves on a sustained basis, our conclusion regarding the need for full valuation allowances could change, resulting in the reversal of some or all of the valuation allowances in the future.

In the U.S., a valuation allowance was recorded during 2006 and 2005 related to the 2006 and 2005 losses allocable to certain U.S. state jurisdictions where it was previously determined that tax attributes related to those jurisdictions were not realizable.

Brazil — In 2005, we determined that it was more likely than not that the net deferred taxes in our Brazilian operations would not be realized, and accordingly, we recorded a full valuation allowance against all tax credit carryforwards and net timing differences in Brazil. The decision was based on a consideration of historical results at our operations in Brazil coupled with the government imposed 30% annual limitation on net operating loss utilization. In 2007, we reversed a portion of our full valuation allowance because we utilized certain deferred tax assets. However, due to appreciation of the Brazilian Real against the U.S. Dollar in 2007, a net increase in the valuation allowance arose upon translation of the valuation allowance into U.S. Dollars. In the event our operating performance improves on a sustained basis, our conclusion regarding the need for a full valuation allowance could change, resulting in the reversal of some or all of the remaining valuation allowance in the future.

United Kingdom — No valuation allowance has been established for our net deferred tax assets in the U.K. Although our U.K. operations have incurred cumulative losses in recent years, we believe other considerations overcome that fact and, accordingly, these deferred tax assets will more likely than not be realized. This determination is based in particular on the unlimited expiration of net operating loss carryforwards in the U.K., together with those operations’ histories of utilizing tax attributions in the past through earnings and strong prospects for future earnings.

Spain — We established a valuation allowance in 2007 against our Spanish deferred tax assets related to investment tax credits, which we do not expect will be realizable under a more likely than not threshold. Although Spanish net operating loss carryforwards expire after 15 years, we believe that our Spanish deferred tax assets related to these net operating loss carryforwards will more likely than not be realized because losses in our Spanish operations have largely been caused by non-recurring transactions. In addition, we believe our Spanish operations continue to have strong prospects for future earnings.

South Korea — While a full valuation allowance had historically been recorded, several positive events occurred during 2006 that lead us to conclude that a valuation allowance was no longer necessary. Accordingly, we reversed our full valuation allowance against the net deferred tax assets in South Korea in 2006. We expect continuing profitability in South Korea and that the net deferred tax asset will more likely than not be realized.

We allocate our income tax expense (benefit) between continuing operations, discontinued operations and other comprehensive income in accordance with SFAS No. 109. SFAS No. 109 is applied by tax jurisdiction, and in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category, such as discontinued operations or other comprehensive income, income tax expense is first allocated to the other sources of income, with a related benefit recorded in continuing operations.

Upon adoption of FIN 48 as of January 1, 2007, we recorded an increase to Retained earnings of $137 million as a cumulative effect of a change in accounting principle with a corresponding decrease to the liability for uncertain tax positions. At January 1, 2007, we had $2.7 billion of total gross unrecognized tax benefits, of which $2.1 billion represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2007, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances was $2.8 billion and $.1 billion, respectively. These amounts consider the guidance in FIN 48-1,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Definition of Settlement in FASB Interpretation No. 48.” At December 31, 2007, $2.2 billion of the liability for uncertain tax positions reduces deferred tax assets relating to the same tax jurisdictions. The remainder of the liability for uncertain tax positions is classified as a non-current liability.

A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows (dollars in millions):

Balance at January 1, 2007	$2,717
Additions to tax positions recorded during the current year	274
Additions to tax positions recorded during prior years	454
Reductions to tax positions recorded during prior years	(602)
Reductions in tax positions due to lapse of statutory limitations	(75)
Other	(14)

Balance at December 31, 2007	$2,754

Our practice is to classify interest income on uncertain tax positions in Automotive interest income and other non-operating income, interest expense in Automotive and other interest expense and penalties in Selling, general and administrative expense. We recognized interest income of $133 million in 2007 on uncertain tax positions, and we recognized a net reduction in interest expense of ($32) million in 2007 principally due to the reversal of $88 million in previously accrued interest expense as the statute of limitations had expired for the related uncertain tax positions. Additionally, we recognized $23 million in penalties in 2007. As of December 31, 2007, we had $132 million accrued for the receipt of interest on uncertain tax positions, $192 million accrued for the payment of interest on uncertain tax positions and $104 million accrued for the payment of penalties.

We have open tax years from 1999 to 2007, with various taxing jurisdictions where our taxes remain subject to examination, including the United States, Australia, Canada, Mexico, Germany, the United Kingdom, Korea and Brazil. In the United States, our federal income tax returns for 2001 through 2006 are currently under review by the Internal Revenue Service, and we anticipate that the examination for years 2001 through 2003 will conclude in early 2008. Our Mexican subsidiary has recently received an income tax assessment related to the 2001 tax year covering warranty, tooling costs and withholding taxes. In addition, our previously filed tax returns are currently under review in Argentina, Australia, Belgium, Canada, China, Colombia, France, Germany, Greece, Hungary, Indonesia, India, Italy, Korea, Portugal, New Zealand, Taiwan, Thailand, Turkey, the United Kingdom, Venezuela and Vietnam, and we have received notices that tax audits will commence in the Netherlands and Spain. As of December 31, 2007, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits over the next twelve months.

Note 19. Fair Value of Financial Instruments

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Book and estimated fair values of financial instruments for which it is practicable to estimate fair value are as follows:

	December 31,
	2007		2006
	Book Value	Fair Value	Book Value	Fair Value
		(Dollars in millions)

Automotive
Assets
Derivative assets	$1,567	$1,567	$2,080	$2,080
Liabilities
Long-term debt (a)	$33,384	$25,940	$33,067	$28,877
Derivative liabilities	$851	$851	$916	$916
Financing and Insurance Operations
Assets
Derivative assets	$2	$2	$35	$35
Other assets (b)	$1,046	$933	$1,601	$1,601
Liabilities
Debt (a)	$4,908	$4,918	$9,438	$9,438
Derivative liabilities	$6	$6	$2	$2

(a)	Long-term debt has an estimated fair value based on quoted market prices for the same or similar issues or based on the current rates offered to us for debt of similar remaining maturities. Estimated values of Industrial Development Bonds, included in long-term debt, were based on quoted market prices for the same or similar issues.
(b)	The fair value of the GMAC Preferred Membership Interest was estimated by discounting the future cash flows considering dividend rate, interest rate, and credit spreads.

Due to their short-term nature, the book value approximates fair value for cash and marketable securities, accounts and notes receivable (less allowances), accounts payable (principally trade), Automotive & Other loans payable and FIO debt payable within one year as of December 31, 2007 and 2006.

Note 20. GMNA Postemployment Benefit Costs

The majority of our hourly employees working within the U.S. are represented by the UAW. The collective bargaining agreement with the UAW contains a job security provision, commonly referred as the JOB Opportunity Bank (JOBS Bank) provisions. As stated in this provision, we are required to pay idled employees certain wage and benefit costs. In connection with our 2007 National Agreement, the provisions of the JOBS Bank were modified to substantially reduce the duration of time an idled employee can remain inactive. The modifications also increases our ability to redeploy and relocate idled employees to active facilities based on required manpower needs.

Historically, costs to idle, consolidate or close facilities and provide postemployment benefits to employees idled on an other than temporary basis were accrued based on management’s best estimate of the wage and benefit costs to be incurred for qualified employees under the JOBS Bank provisions of the previous labor agreement through September 2007 plus the estimated costs expected to be paid thereafter factoring in revisions for anticipated policy changes with our new labor contracts. In the third quarter of 2007, we revised our estimate to provide for the new JOBS Bank provisions negotiated in our 2007 National Agreement. Such revisions did not result in a significant change from the previous estimate used to develop the accrual for wage and benefit costs. Costs related to the idling of employees that are expected to be temporary are expensed as incurred. We review the adequacy and continuing need for these liabilities on a quarterly basis in conjunction with our quarterly production and labor forecasts.

In March 2006, we reached an agreement with Delphi and the UAW (the UAW Attrition Program) intended to reduce the number of U.S. hourly employees through an accelerated attrition program (the Attrition Program). Under the UAW Attrition Program, we provided certain UAW-represented employees at GM with: (1) a lump sum payment of $35,000 for normal or early voluntary retirements retroactive to October 1, 2005; (2) a mutually satisfactory retirement for employees with at least 10 years of credited service and 50 years

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of age or older; (3) payment of gross monthly wages ranging from $2,750 to $2,900 to those employees who participate in a special voluntary pre-retirement program depending on years of credited service and plant work location; and (4) a buyout of $140,000 for employees with 10 or more years of seniority, or $70,000 for employees with less than 10 years seniority, provided such employees severed all ties with us except for any vested pension benefits. Approximately 34,400 GM hourly employees agreed to the terms of the UAW Attrition Program. We recorded a charge of $2.1 billion in 2006 to recognize the wage and benefit cost of those accepting normal and voluntary retirements, buyouts or pre-retirement leaves. As a result of the UAW Attrition Program, the JOBS Bank was substantially reduced as employees from the JOBS Bank retired, accepted a buyout or filled openings created by the UAW Attrition Program. Certain employees who chose to leave GM retired or left by January 1, 2007 but will continue to receive payments until 2010. Throughout 2006, we recorded favorable adjustments totaling $1 billion to the postemployment benefits reserve primarily as a result of: (1) the transfer of employees from idled plants to other plant sites to replace those positions previously held by employees who accepted retirements, buyouts, or pre-retirement leaves; (2) a higher than anticipated level of UAW Attrition Program participation by employees at idled facilities and facilities to be idled that were previously accrued for under the JOBS Bank provisions; and, (3) higher than anticipated headcount reductions associated with the GMNA plant idling activities announced in 2005.

In 2005, we recognized a charge of $1.8 billion for postemployment benefits related to the restructuring of our North American operations. The 2005 charge included 17,500 employees for locations included in this action, with some leaving through attrition and the remainder transferring to other sites.

The liability for postemployment benefit costs of $.9 billion at December 31, 2007 reflects estimated future wages and benefits for 8,900 employees primary located at idled facilities and facilities to be idled, and 3,800 employees subject to the terms of the 2006 Attrition Program. At December 31, 2006, the postemployment benefit cost reserve reflects estimated future wages and benefits of $1.3 billion related to 8,500 employees, primarily located at idled facilities and facilities to be idled as a result of previous announcements, and 10,900 employees under the terms of the UAW Attrition Program. At December 31, 2005, this reserve was $2 billion related to the estimated future wages and benefits of 18,400 employees, primarily at idled facilities and facilities to be idled as a result of previous announcements in 2005. The following table summarizes the activity in the reserve for the years 2007, 2006 and 2005:

	2007	2006	2005
	(Dollars in millions)

Balance at January 1	$1,269	$2,012	$237
Additions	364	2,212	1,891
Interest accretion	21	31	12
Payments	(792)	(1,834)	(91)
Adjustments	(4)	(1,152)	(37)

Balance at December 31	$858	$1,269	$2,012

Note 21.	Restructuring and Other Initiatives

We have executed various restructuring and other initiatives and may execute additional initiatives in the future to align manufacturing capacity to prevailing global automotive production and to improve the utilization of remaining facilities. Such initiatives may include plant closings, consolidation of operations and functions, production relocations or reductions and voluntary and involuntary employee separation programs. Estimates of restructuring and other initiative charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, we may record revisions of previous estimates by adjusting previously established reserves.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our restructuring and other initiative charges, by segment in 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Automotive Operations:
GMNA	$9	$115	$222
GME	579	437	1,068
GMLAAM	18	43	—
GMAP	49	16	65

Total Automotive Operations	655	611	1,355
Financing and Insurance Operations	—	—	—
Corporate and Other	—	—	13

Total restructuring charges	$655	$611	$1,368

Refer to Note 20 for further discussion of postemployment benefits costs related to hourly employees of GMNA, Note 22 for asset impairment charges related to our restructuring initiatives and Note 15 for pension curtailments and other postretirement benefit charges related to our hourly employee separation initiatives.

2007 Activities

The following table details the components of our 2007 restructuring charges by region:

					Corporate and
	GMNA	GME	GMLAAM	GMAP	Other	Total
	(Dollars in millions)

Separation costs	$9	$579	$18	$49	$—	$655
Contract termination costs	—	—	—	—	—	—

Total restructuring charges	$9	$579	$18	$49	$—	$655

GMNA recorded restructuring charges of $9 million in 2007 for a U.S. salaried severance program, which allows involuntarily terminated employees to receive ongoing wages and benefits for no longer than 12 months.

GME recorded charges of $579 million for separation programs during 2007. These charges were related to the following restructuring initiatives:

•	Charges of $162 million, primarily related to early retirement programs, along with additional minor separations under other current programs in Germany. Approximately 4,600 employees will leave under early retirement programs in Germany through 2013. The total remaining cost for the early retirements will be recognized over the remaining service period of the employees.

•	During the second quarter of 2007, we announced additional separation programs at the Antwerp, Belgium facility. These programs impact 1,900 employees, who will leave through July 2008, and have total estimated costs of $430 million. Of this amount, $353 million was recorded in 2007 in connection with these separation programs. The remaining cost of the Antwerp, Belgium program will be recognized over the remaining service period of the employees through July 2008.

•	The remaining $64 million in separation charges relates to initiatives announced in 2006. These include separations in Sweden and the United Kingdom and the closure of our Portugal assembly plant.

GMLAAM recorded restructuring charges of $18 million in 2007 for employee separations at GM do Brasil. These initiatives were announced and completed during the second quarter of 2007 and resulted in the separation of 600 employees.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GMAP recorded charges of $49 million for a voluntary employee separation program at GM Holden’s vehicle operations facility, which was announced in the first quarter of 2007. This initiative reduces the facility’s workforce by 650 employees as a result of increased plant operational efficiency.

2006 Activities

The following table details the components of our 2006 restructuring charges by region:

					Corporate and
	GMNA	GME	GMLAAM	GMAP	Other	Total
	(Dollars in millions)

Separation costs	$115	$408	$43	$16	$—	$582
Contract termination costs	—	29	—	—	—	29

Total restructuring charges	$115	$437	$43	$16	$—	$611

GMNA recorded restructuring charges of $115 million related to costs incurred under a new salaried severance program, which allows involuntarily terminated employees to receive continued salary and benefits for a period of time after termination.

GME recorded restructuring charges of $437 million in 2006. These charges consisted of separation and contract costs for several restructuring initiatives. Details of the individual restructuring initiatives and charges follow.

•	We announced our European operations restructuring initiative in the fourth quarter of 2004. The European restructuring initiative targeted a total reduction of 12,000 employees from 2005 to 2007 through separation programs, early retirements, and selected outsourcing initiatives. GME recorded charges of $184 million in 2006 for activities related to the European restructuring initiative announced in 2004.

•	In the third quarter of 2006, we announced the closure of our Azambuja, Portugal assembly plant and the transfer of its production to a lower cost facility in Zaragoza, Spain. The Portugal plant ceased production in December 2006, resulting in a total separation of 1,100 employees. GME recorded separation charges of $53 million and contract cancellation charges of $26 million for this closure.

•	In May 2006, we announced the reduction of one shift at the Ellesmere Port plant in the United Kingdom in order to reduce costs and improve competitiveness. This shift reduction was achieved primarily through the offering of a voluntary separation package and reduced the work force in the U.K. by 1,200 employees by the end of 2006. GME recorded separation charges of $131 million and contract cancellation charges of $3 million during 2006 for the shift reduction at Ellesmere Port.

•	New separation programs for Belgium, the United Kingdom and Sweden were announced in the fourth quarter of 2006. GME recorded $32 million in restructuring charges for these programs related to the separation of 280 employees, primarily in Sweden. In addition, GME also recorded a charge of $8 million for an early retirement program announced in the fourth quarter of 2006 in Germany. We recognize the cost over the remaining service period of each employee.

GMLAAM recorded restructuring charges of $43 million related to the costs of voluntary employee separations at GM do Brasil. This initiative resulted in separations of 1,500 hourly and administrative employees at our Sao Jose dos Campos and Sao Caetano do Sul facilities during 2006.

GMAP recorded restructuring charges of $16 million related to a voluntary separation program at GM Holden, which we announced in the fourth quarter of 2006. This program provided for the voluntary separation of 205 employees at our GM Holden engine plant.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 Activities

The following table details the components of our 2005 restructuring charges by region:

					Corporate and
	GMNA	GME	GMLAAM	GMAP	Other	Total
	(Dollars in millions)

Separation costs	$222	$1,009	$—	$65	$13	$1,309
Contract termination costs	—	59	—	—	—	59

Total restructuring charges	$222	$1,068	$—	$65	$13	$1,368

During 2005, GMNA and Other Operations recorded restructuring charges of $222 million and $13 million, respectively. These costs related to voluntary early retirement and other separation programs for certain salaried employees in the United States.

GME recorded restructuring charges of $1.1 billion in 2005. These charges consisted primarily of $1 billion in separation costs for our European operations’ restructuring initiative, which we announced in the fourth quarter of 2004. In addition, we also recorded contract cancellation charges of $39 million for the dissolution of our Fiat powertrain joint venture in the second quarter of 2005 and contract cancellation charges of $20 million related to the sale of our investment in FHI.

GMAP recorded restructuring charges of $65 million during 2005 related to the elimination of one shift, and the reduction of 1,400 employees by mid-2006 at the Adelaide, Australia plant.

Note 22. Impairments

We periodically review the carrying value of our long-lived assets to be held and used when events and circumstances warrant and in conjunction with the annual business planning cycle. If the carrying value of a long-lived asset or asset group is considered impaired, an impairment charge is recorded for the amount by which the carrying amount exceeds fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Product-specific assets may become impaired as a result of declines in profitability due to changes in volume, pricing or costs. Asset impairment charges are recorded in Automotive cost of sales in the consolidated statements of operations.

In addition, we test our goodwill for impairment annually and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. The annual impairment test requires the identification of our reporting units and a comparison of the fair value of each of our reporting units to the respective carrying value. The fair value of our reporting units is determined based on valuation techniques using the best information that is available, primarily discounted cash flow projections. If the carrying value of a reporting unit is greater than the fair value of the reporting unit then impairment may exist.

Our long-lived asset and goodwill impairment charges in 2007, 2006 and 2005 were:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Goodwill impairments	$—	$828	$712
Long-lived asset impairments related to restructuring initiatives	—	89	700
Other long-lived asset impairments	259	596	1,353

Total	$259	$1,513	$2,765

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 Impairments

We recorded long-lived asset impairment charges of $259 million in 2007 for the following segments: (1) GMNA recorded charges of $240 million for product-specific tooling assets; (2) GMAP recorded asset impairment charges of $14 million related to the cessation of production VZ Commodore passenger car derivatives at our Holden facility; and (3) GMLAAM recorded $5 million of vehicle and facility impairments at our South Africa and Chile locations.

2006 Impairments

We recorded long-lived asset impairment charges of $685 million in 2006. Of this amount, $424 million related to product-specific assets, including: (1) $303 million at GMNA; (2) $60 million at GME; and (3) $61 million at GMAP. In addition, GMNA recorded impairment charges totaling $172 million, which included $102 million related to product-specific assets and $70 million related to the write-down of various plant assets due to decreased profitability and production associated with the planned cessation of production at the Doraville, Georgia assembly plant in 2008. Additionally, GME recorded a charge of $89 million in connection with the December 2006 closure of our Portugal assembly plant.

During the third quarter of 2006, GMAC recognized a goodwill impairment charge of $828 million related to its Commercial Finance business. The fair value of the Commercial Finance business was determined using an internally developed discounted cash flow analysis based on five year projected net income and a market driven terminal value multiple. As GMAC was a wholly-owned subsidiary during the third quarter of 2006, the entire amount of this impairment loss is included in Financial services and insurance expense.

2005 Impairments

In November 2005, we announced our North America restructuring initiative (Turnaround Plan), which was implemented to improve capacity utilization of our manufacturing operations and accelerate structural cost reductions. This plan includes ceasing operations at nine assembly, stamping and powertrain facilities and three Service & Parts Operations facilities by 2008. As a result of these capacity reduction initiatives, GMNA recorded an impairment charge of $700 million for the write-down to fair market value of property, plants, and equipment for assets that were still in service as of December 31, 2005. Refer to Note 20 for further discussion of the employee costs associated with this restructuring.

GMNA recorded an additional impairment charge of $134 million for the write-down to fair market value of various plant assets. This charge was related to the first quarter announcement to discontinue production at a Lansing, Michigan assembly plant during the second quarter of 2005.

We accelerated our business planning cycle in 2005 as a result of the lack of improved performance in the second quarter of 2005. In connection with this process, we reviewed the carrying value of certain long-lived assets held and used, other than goodwill and intangible assets with indefinite lives. These reviews resulted in impairment charges for assets still in service in GMNA and GME of $743 million and $262 million, respectively.

In addition, restructuring initiatives were announced in the third quarter of 2005 in GMAP related to production in Australia, resulting in additional impairment charges of $64 million. In GMLAAM, unusually strong South American currencies adversely affected the profitability of GMLAAM’s export business. Management’s decision to adjust GMLAAM’s export volumes resulted in lower expected future cash flows, resulting in a $150 million impairment charge in the region during 2005.

In the fourth quarter of 2005, GMAC recognized a goodwill impairment charge of $712 million related to its Commercial Finance operating segment and, in particular, primarily to the goodwill recognized in connection with the 1999 acquisition of The Bank of New York’s commercial finance business. This charge resulted from the annual impairment test that was performed for all of its reporting units. As GMAC was a wholly-owned subsidiary during the fourth quarter of 2005, the entire amount of this impairment loss is included in Financial services and insurance expense.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23. Other Expenses

Other expenses are comprised of the following:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Loss on sale of 51% interest in GMAC (Note 3)	$—	$2,910	$—
FHI impairment loss (Note 8)	—	—	812
Delphi contingent exposure (Note 17)	1,547	500	5,500
Pension benefits for certain current and future retirees of Delphi (Note 15)	552	—	—
Goodwill impairment — GMAC (Note 10)	—	828	712

Total other expenses	$2,099	$4,238	$7,024

Note 24. Stockholders’ Equity

Common Stock

We have 2 billion shares of Common Stock authorized. The liquidation rights of our Common Stock are subject to certain adjustments if outstanding Common Stock is subdivided, by stock split or otherwise.

Preferred Stock

We have 6 million shares of preferred stock authorized, without par value. The preferred stock is issuable in series with such voting powers, designations, powers, privileges, and rights and such qualifications, limits, or restrictions as may be determined by our Board of Directors, without stockholder approval. The preferred stock ranks senior to our Common Stock and any other class of stock we have issued. Holders of preferred stock shall be entitled to receive cumulative dividends, when and as declared by the Board of Directors on a quarterly basis. No shares of preferred stock were issued and outstanding at December 31, 2007 and 2006.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of Accumulated other comprehensive income (loss), net of taxes:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Foreign currency translation adjustments	$(965)	$(1,965)	$(2,140)
Net unrealized gain on derivatives	321	359	608
Net unrealized gain on securities	265	282	786
Defined benefit plans	(13,585)	(20,802)	—
Minimum pension liability adjustment	—	—	(3,789)

Accumulated other comprehensive income (loss)	$(13,964)	$(22,126)	$(4,535)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Comprehensive Income

The following table summarizes the components of Other comprehensive income (loss):

	Years Ended December 31,
	2007			2006			2005
		Tax			Tax			Tax
	Pre-tax	Expense	Net	Pre-tax	Expense	Net	Pre-tax	Expense	Net
	Amount	(Credit)	Amount	Amount	(Credit)	Amount	Amount	(Credit)	Amount
	(Dollars in millions)

Foreign currency translation adjustments	$769	$(231)	$1,000	$370	$195	$175	$(975)	$(46)	$(929)
Unrealized gain on securities:
Unrealized holding gains (losses)	(23)	(6)	(17)	196	69	127	146	51	95
Reclassification adjustment	—	—	—	(971)	(340)	(631)	(249)	(87)	(162)

Net unrealized gain (loss)	(23)	(6)	(17)	(775)	(271)	(504)	(103)	(36)	(67)
Defined benefit plans:
Prior service cost from plan amendments	(2,813)	(700)	(2,113)	—	—	—	—	—	—
Less: amortization of prior service cost included in net periodic benefit cost	(5)	52	(57)	—	—	—	—	—	—

Net prior service cost	(2,818)	(648)	(2,170)	—	—	—	—	—	—
Actuarial gains (losses) from plan measurements	8,910	2,066	6,844	—	—	—	—	—	—
Less: amortization of actuarial loss included in net periodic benefit cost	1,723	331	1,392	—	—	—	—	—	—

Net actuarial amounts	10,633	2,397	8,236	—	—	—	—	—	—
Net transition asset (obligation) from plan initiations	—	—	—	—	—	—	—	—	—
Less: amortization of transition asset / obligation included in net periodic benefit cost	2	4	(2)	—	—	—	—	—	—

Net transition amounts	2	4	(2)	—	—	—	—	—	—
Defined benefit plans, net	7,817	1,753	6,064	(103)	(36)	(67)	(1,166)	(408)	(758)
Net unrealized gain (loss) on derivatives	(74)	(36)	(38)	(383)	(134)	(249)	51	18	33

Other comprehensive income (loss)	$8,489	$1,480	$7,009	$(891)	$(246)	$(645)	$(2,193)	$(472)	$(1,721)

Note 25. Loss Per Share

Basic loss per share has been computed by dividing Loss from continuing operations by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock, such as stock options and contingently convertible securities.

Due to net losses from continuing operations for all periods presented, the assumed exercise of certain stock option awards had an antidilutive effect and therefore were excluded from the computation of diluted loss per share. Total shares not considered for inclusion in the computation of diluted earnings per share were 104 million, 106 million and 112 million for the years ended December 31, 2007, 2006 and 2005, respectively.

On March 6, 2007, Series A convertible debentures in the amount of $1.1 billion were put to us and settled entirely in cash. At December 31, 2007, the amount outstanding on the Series A convertible debentures was $39 million. No shares potentially issuable to satisfy the in-the-money amount of the convertible debentures have been included in diluted earnings per share for the years ended December 31, 2007, 2006 and 2005, respectively, as the convertible debentures were not-in-the-money.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 26. Stock Incentive Plans

In accordance with the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS No. 148), we adopted the fair value based method of accounting for stock-based employee compensation pursuant to SFAS No. 123 effective January 1, 2003, for newly granted stock-based compensation awards only. On January 1, 2006, we adopted SFAS No. 123(R), “Accounting for Stock-Based Compensation” (SFAS No. 123(R)). In 2007, 2006 and 2005, all awards were accounted for at fair value.

Our stock incentive plans consist of the General Motors 2007 Long Term Incentive Plan (2007 GMLTIP), the General Motors 2002 Stock Incentive Plan (GMSIP), the General Motors 2002 Long Term Incentive Plan (2002 GMLTIP), the General Motors 1998 Salaried Stock Option Plan (GMSSOP), the General Motors 2007 Cash-Based Restricted Stock Unit Plan (2007 GMCRSU) and the General Motors 2006 Cash-Based Restricted Stock Unit Plan (2006 GMCRSU), collectively the Plans. The 2007 GMLTIP, GMSIP, and the GMCRSU plans are administered by the Executive Compensation Committee of our Board of Directors. The GMSSOP is administered by the Vice President of Global Human Resources.

The compensation cost for the above plans was $136 million, $170 million and $89 million in 2007, 2006 and 2005, respectively. The total income tax benefit recognized for share-based compensation arrangements was $43 million, $53 million and $31 million in 2007, 2006 and 2005, respectively.

In November 2006, we sold a 51% controlling interest in GMAC. GMAC employees who participated in our stock incentive plans changed status from employee to non-employee. Based on this change in status, certain outstanding share-based payment awards were forfeited under the original terms but were modified to allow continued vesting. This resulted in the cancellation of the original awards and the issuance of a new award to non-employees. The remainder of the awards were not forfeited under the original terms, and thus there was no modification to the outstanding awards. GM awards that require future service with GMAC will be accounted for as awards to non-employees over the remaining service period. The effect on compensation cost was not significant.

In August 2007, we completed the sale of the commercial and military operations of our Allison business. Allison employees who participated in our stock incentive plans were considered terminated employees on the date of sale. Based on this change in employment status, certain outstanding non vested share-based payment awards were forfeited. The remaining outstanding share-based payment awards were prorated for previous services provided under the original terms of the award and will remain exercisable for the earlier of three years from the date of termination, or the expiration of the option.

Stock Options

Under the GMSIP, 27.4 million shares of our Common Stock were eligible for grants from June 1, 2002 through May 31, 2007. Stock option grants awarded since 1997 were generally exercisable one-third after one year, another one-third after two years and fully after three years from the dates of grant. Option prices were 100% of fair market value on the dates of grant, and the options generally expire 10 years from the dates of grant, subject to earlier termination under certain conditions. Our policy is to issue treasury shares upon exercise of employee stock options.

In 2007, the GMSIP was replaced with the 2007 GMLTIP. Under the 2007 GMLTIP, 16 million shares of our Common Stock may be granted from June 5, 2007 through May 31, 2012. At December 31, 2007 16.3 million shares were available for grant as a result of .3 million shares granted and undelivered under the GMSIP due primarily to termination which again become available for grant. Stock options granted under this plan are generally exercisable one-third after one year, another one-third after two years and fully after three years from the dates of grant. Option prices are 100% of fair market value on the dates of grant, and the options generally expire 10 years from the dates of grant, subject to earlier termination under certain conditions. Our policy is to issue treasury shares upon exercise of employee stock options.

Under the GMSSOP, which commenced January 1, 1998 and ended December 31, 2006, the number of shares of our Common Stock that could be granted each year was determined by management. Based on an amendment to the GMSSOP in 2006, there were no shares of our Common Stock available for grants after December 19, 2006. Stock options granted from 1998 through 2004 were exercisable two

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years from the date of grant. There have been no option grants made under the plan since 2004. Option prices were 100% of fair market value on the dates of grant, and the options generally expire ten years and two days from the grant date subject to earlier termination under certain conditions.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions noted in the following table. Expected volatilities are based on both the implied and historical volatility of our stock. We used historical data to estimate option exercise and employee termination within the valuation model. The expected term of options represents the period of time that options granted were expected to be outstanding. The interest rate for periods during the expected life of the option was based on the U.S. Treasury yield curve in effect at the time of the grant.

	2007	2006	2005
	GMSIP	GMSIP	GMSIP

Interest rate	4.98%	4.66%	3.80%
Expected life (years)	6.0	6.0	6.0
Expected volatility	35.80%	47.90%	32.50%
Dividend yield	3.43%	4.71%	5.50%

The primary grants to executives on March 20, 2007, February 23, 2006 and January 24, 2005 made under the GMSIP were 2,771,920, 2,702,796 and 7,612,000 shares, respectively, at a grant date fair value of $8.75, $7.06 and $7.21, respectively. The assumptions used to estimate the grant date fair value of these grants are detailed in the table below.

	2007	2006	2005

Interest rate	4.98%	4.63%	3.74%
Expected life (years)	6.0	6.0	6.0
Expected volatility	35.80%	48.40%	32.40%
Dividend yield	3.44%	4.78%	5.50%

Changes in the status of outstanding options in 2007 are as follows:

	2007 GMLTIP (formerly GMSIP)
	Common Stock
			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares Under	Exercise	Contractual	Intrinsic
	Option	Price	Term	Value

Options outstanding at January 1, 2007	81,655,278	$52.41
Granted	2,786,920	$29.12
Exercised	(252,570)	$25.36
Forfeited or expired	(5,723,633)	$45.43

Options outstanding at December 31, 2007	78,465,995	$52.09	4.0	$9,769,953

Options expected to vest at December 31, 2007	6,534,957	$29.53	8.2	$6,566,701

Options vested and exercisable at December 31, 2007	71,513,914	$54.28	3.6	$—

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	GMSSOP
	Common Stock
			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares Under	Exercise	Contractual	Intrinsic
	Option	Price	Term	Value

Options outstanding at January 1, 2007	26,583,895	$55.23
Granted	—	—
Exercised	(17,771)	$40.05
Forfeited or expired	(1,776,176)	$60.41

Options outstanding at December 31, 2007	24,789,948	$54.87	3.3	—

Options vested and exercisable at December 31, 2007	24,789,948	$54.87	3.3	—

The weighted-average grant-date fair value was $8.76, $7.19, and $7.23 for the GMSIP options granted in 2007, 2006 and 2005, respectively. There were no GMSSOP options granted in 2007, 2006, and 2005. The total intrinsic value of options exercised under the GMSIP was $3 million, $0 and $2 million in 2007, 2006 and 2005, respectively. The total intrinsic value of GMSSOP options exercised was $0 in 2007, 2006 and 2005. The tax benefit from the exercise of the share-based payment arrangements totaled $0 million, $0 and $1 million in 2007, 2006 and 2005, respectively.

Summary

A summary of the status of our options as of December 31, 2007 and the changes during the year is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2007	10,093,967	$8.57
Granted	2,786,920	8.76
Vested	(5,799,594)	9.58
Forfeited	(129,212)	7.91

Nonvested at December 31, 2007	6,952,081	$7.82

As of December 31, 2007, there was $7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 0.9 years.

Cash received from option exercise under all share-based payment arrangements was $1 million, $0 and $0 in 2007, 2006 and 2005, respectively.

Market Condition Awards

The 2007 GMLTIP, formerly the 2002 GMLTIP, also consists of award opportunities granted to participants that are based on a minimum percentile ranking of our Total Stockholder Return (TSR) among the companies in the S&P 500. The target number of shares of our Common Stock that may be granted each year is determined by management. The 2006 and 2005 grants under the 2002 GMLTIP are subject to a three year performance period and the final award payout may vary based on the achievement of those criteria. The 2007 grants under the 2002 GMLTIP are subject to four separate performance periods, three one-year performance periods and one three-year performance period, and the final award payout may vary based on the achievement of those criteria.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the outstanding 2002 GMLTIP shares is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value
	(In millions)

2005	1.8	$36.37
2006	2.2	$24.81
2007	1.7	$33.70

Total outstanding at December 31, 2007	5.7

We are required to settle these awards in cash. As a result, these cash-settled awards are recorded as a liability until the date of final award payout. In accordance with SFAS No. 123(R), the fair value of each cash-settled award is recalculated at the end of each reporting period and the liability and expense adjusted based on the change in fair value. The preceding is the targeted number of shares that would be used in the final award calculation should the targeted performance condition be achieved. Final payout is subject to approval by the Executive Compensation Committee of the Board of Directors. The fair value at December 31, 2007 was $21.43, $31.11 and $0 for the awards granted in 2007, 2006 and 2005, respectively.

Prior to the adoption of SFAS No. 123(R), the fair value of each award under the GMLTIP was equal to the fair market value of the underlying shares on the date of grant. Beginning January 1, 2006 in accordance with the adoption of SFAS No. 123(R), the fair value of each cash-settled award under the GMLTIP is estimated on the date of grant, and for each subsequent reporting period, using a Monte Carlo simulation valuation model that uses the multiple input variables noted in the following table. Expected volatilities are based on the implied volatility from our tradeable options. The expected term of these target awards represent the remaining time in the performance period. The risk-free rate for periods during the contractual life of the performance shares is based on the U.S. Treasury yield curve in effect at the time of valuation. Since the payout depends on our performance ranked with the S&P 500, the valuation also depends on the performance of other stocks in the S&P 500 from the grant date to the exercise date as well as estimates of the correlations among their future performances. The following are the assumptions used at December 31, 2007 to value open award years:

	2007	2006	2005

Expected volatility	47.66%	48.38%	45.96%
Expected dividends	N/A	N/A	N/A
Expected term (years)	2.0	1.0	—
Risk-free interest rate	3.83%	4.03%	4.54%

The primary grant to executives on March 20, 2007, February 23, 2006 and January 24, 2005 made under the GMLTIP were 1.7 million, 2.4 million and 2 million shares, respectively, at a grant date fair value of $33.70, $24.81 and $36.37, respectively. The assumptions used to estimate fair value at December 31, 2007 and 2006 are detailed in the table above.

The weighted average remaining contractual term was 1.4 years for target awards outstanding at December 31, 2007. As the threshold performance required for a payment under the 2005-2007 GMLTIP was not achieved, there were no cash payments made under this plan in 2007. The 2006-2008 and 2007-2009 performance periods remain open at December 31, 2007.

Cash-Based Restricted Stock Units

In 2006, we established a cash-based restricted stock unit plan that provides cash equal to the value of underlying restricted share units to certain global executives at predetermined vesting dates. Awards under the plan vest and are paid in one-third increments on each anniversary date of the award over a three year period. Compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Since the awards are settled in cash, these cash-settled awards are recorded as a liability until the date of payment. In accordance with SFAS No. 123(R), the fair value of each cash-settled award is recalculated at the end of each reporting period and the liability and expense adjusted based on the new fair value.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each GMCRSU is based on our stock price on the date of grant and each subsequent reporting period until date of settlement. There were 5.2 million and 4.3 million GMCRSUs granted with a weighted average grant date fair value of $29.39 and $21.04 per share, respectively, in 2007 and 2006, respectively. The fair value at December 31, 2007 was $24.89 per share, and there were 7.4 million GMCRSUs outstanding.

The weighted average remaining contractual term was 1.9 years for the CRSUs outstanding at December 31, 2007. The total payments made for GMCRSUs vested in 2007 was $42.3 million.

Note 27. Transactions with GMAC

We have entered into various operating and financing arrangements with GMAC. The following describes our material transactions with GMAC and the related financial statement effects for the years ended December 31, 2007 and 2006, which are included in our consolidated financial statements.

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

Under the residual support program, the customers’ contractual residual value is adjusted above GMAC’s standard residual values. We reimburse GMAC to the extent that sales proceeds are less than the customers’ contractual residual value, limited to GMAC’s standard residual value. As it relates to U.S. lease originations and U.S. balloon retail contract originations occurring after April 30, 2006 that GMAC retained after the consummation of the GMAC sale, we agreed to begin payment of the present value of the expected residual support owed to GMAC at the time of contract origination as opposed to after contract termination when the related used vehicle is sold. The residual support amount owed to GMAC is adjusted as the contracts terminate and, in cases where the estimate is adjusted, we may be obligated to pay each other the difference. As of December 31, 2007 and 2006, the maximum additional amount that could be paid by us under the U.S. residual support program was $1.1 billion and $276 million, respectively. We believe that it would be unlikely that the proceeds from the entire portfolio of assets would be lower than both the contractual residual value and GMAC’s standard residual rates. As of December 31, 2007 and 2006, we had a total reserve recorded on our consolidated balance sheet of $118 million and $4 million, respectively, based on our estimated required future payments to GMAC associated with the maximum additional amount that could be paid by us to GMAC under the U.S. residual support program.

Under the lease pull-ahead program, customers are encouraged to terminate their leases early to buy or lease a new GM vehicle. As part of this program, GMAC waives the customer’s remaining payment obligation under their current lease, and we compensate GMAC for any foregone revenue from the waived payments. Since these programs generally accelerate the resale of the vehicle, the proceeds are typically higher than if the vehicle had been sold at the contract maturity. The reimbursement to GMAC for the foregone payments is reduced by the amount of this benefit. We make anticipated payments to GMAC at the end of each month following lease termination. These estimates are adjusted to actual once all vehicles that could have been pulled-ahead have terminated and the vehicles have been resold. To the extent that the original estimates are adjusted, we may be obligated to pay each other the difference.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the interest rate support, capitalized cost reduction, residual support and lease pull-ahead programs, we also participate in a risk sharing arrangement that was amended on November 30, 2006 and applies to all new lease contracts. We are responsible for risk sharing on returns of lease vehicles in the U.S. and Canada whose resale proceeds are less than standard GMAC residual values, subject to a limitation. We will also pay GMAC a quarterly leasing payment in connection with the agreement beginning in the first quarter of 2009 and ending in the fourth quarter of 2014. At December 31, 2007 and 2006, the maximum amount guaranteed under the U.S. risk sharing arrangement was $1.1 billion and $339 million, respectively. The maximum amount would only be paid in the unlikely event that the proceeds from all outstanding lease vehicles would be lower than GMAC’s standard residual rates, subject to the limitation. As of December 31, 2007 and 2006, we had a total reserve recorded on our consolidated balance sheet of $144 million and $50 million, respectively, based on our estimated future payments to GMAC associated with the maximum amount guaranteed under the U.S. risk sharing arrangement.

In accordance with our revenue recognition accounting policy, the marketing incentives, lease pull-ahead programs and the risk sharing arrangement, are recorded as reductions to Automotive sales at the time the vehicle is sold to the dealer based on the estimated GMAC lease and retail contract penetration. We paid $4.7 billion and $.2 billion under these U.S. programs during the years ended December 31, 2007 and 2006, respectively.

The terms and conditions of interest rate support, capitalized cost reduction, residual support and lease pull-ahead programs, as well as the risk sharing arrangement, are included in the U.S., Canadian and International Consumer Financing Services Agreements, which expire in November 2016.

Equipment on Operating Leases Transferred to Us by GMAC

In November 2006, GMAC transferred certain U.S. lease assets to us, along with related debt and other assets. GMAC retained an investment in a note, which had a balance of $35 million and $471 million at December 31, 2007 and 2006, respectively, and is secured by the lease assets transferred to us. GMAC continues to service the portfolio of leased assets and related debt on our behalf and receives a servicing fee. GMAC is obligated, as servicer, to repurchase any lease asset that is in breach of any of the covenants in the securitization agreements. In addition, in a number of the transactions securitizing the lease assets, the trusts issued one or more series of floating rate debt obligations and entered into derivative transactions to eliminate the market risk associated with funding the fixed payment lease assets with floating interest rate debt. To facilitate these securitization transactions, GMAC entered into secondary derivative transactions with the primary derivative counterparties, essentially offsetting the primary derivatives. As part of the transfer, we assumed the rights and obligations of the primary derivative while GMAC retained the secondary, leaving both companies exposed to market value movements of their respective derivatives. We subsequently entered into derivative transactions with GMAC that are intended to offset the exposure each party has to its component of the primary and secondary derivatives.

Exclusivity Arrangement

Subject to GMAC’s fulfillment of certain conditions, we have granted GMAC exclusivity for U.S., Canadian and international GM-sponsored consumer and wholesale marketing incentives for GM products in specified markets around the world, with the exception of Saturn branded products. In return for this exclusivity, GMAC will pay us an annual exclusivity fee of $105 million ($75 million for the U.S. retail business, $15 million for the Canadian retail business, $10 million for retail business in international operations, and $5 million for the dealer business) and is committed to provide financing to our customers and dealers consistent with historical practices. The amount of exclusivity fee revenue we recognized for the year ended December 31, 2007 and the month of December 2006 was $105 million and $9 million, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketing Service Agreement

We have entered into a 10-year marketing, promoting, advertising and customer support arrangement with GMAC related to GM products, GMAC products and the retail financing for GM products. This agreement expires in November 2016.

Royalty Arrangement

For certain insurance products, we have entered into 10-year intellectual property license agreements with GMAC giving GMAC the right to use the GM name on certain insurance products. In exchange, GMAC will pay a royalty fee of 3.25% of revenue, net of cancellations, related to these products with a minimum annual guarantee of $15 million in the U.S. The amount of royalty income recognized in the U.S. for the year ended December 31, 2007 and the month ended December 31, 2006 was $18 million and $1 million, respectively.

Shared and Transition Services Agreement

We entered into a Shared and Transition Services Agreement with GMAC to continue to provide to each other with global support services, primarily treasury, tax, real estate and human resources, generally for a transition period of one to two years from November 30, 2006. GM expects that when the Shared and Transition Services Agreement expires, we will either renew this services agreement with GMAC or GM and GMAC will perform the related services internally or potentially outsource to other providers. We have agreed to continue to provide certain of these services through July 2011.

Balance Sheet

A summary of the balance sheet effects of transactions with GMAC at December 31, 2007 and 2006 is as follows:

	December 31,
	2007	2006
	(Dollars in millions)

Assets:
Accounts and notes receivable (a)	$1,285	$678
Other assets (b)	$30	$18
Liabilities:
Accounts payable (c)	$548	$694
Short-term borrowings and current portion of long-term debt (d)(e)	$2,802	$3,175
Accrued expenses (f)	$50	$1,051
Long-term debt (g)	$119	$445

(a)	Represents wholesale settlements due from GMAC, as well as amounts owed by GMAC with respect to the Equipment on operating leases transferred to us, and the exclusivity fee and royalty arrangement as discussed above.
(b)	Primarily represents distributions due from GMAC on our Preferred Membership Interests.
(c)	Represents amounts accrued for interest rate support, capitalized cost reduction, residual support and lease pull-ahead programs and the risk sharing arrangement.
(d)	Represents wholesale financing, sales of receivable transactions and the short-term portion of term loans provided to certain dealerships wholly-owned by us or in which we have an equity interest. In addition, it includes borrowing arrangements with Adam Opel and arrangements related to GMAC’s funding of our company-owned vehicles, rental car vehicles awaiting sale at auction and funding of the sale of our vehicles in which we retain title while the vehicles are consigned to GMAC or dealers, primarily in the United Kingdom. Our financing remains outstanding until the title is transferred to the dealers. This amount also includes the short-

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term portion of a note provided to our wholly-owned subsidiary holding debt related to the Equipment on operating leases transferred to us from GMAC.
(e)	At December 31, 2006, this amount included a note related to the overpayment of $317 million of income taxes by GMAC. These taxes were refunded to GMAC during December 2007.
(f)	Primarily represents interest accrued on the transactions in (d) above. At December 31, 2006, this amount also included the $1 billion capital contribution that we owed GMAC to restore its adjusted tangible equity balance to the contractually required amount due to the decrease in adjusted tangible equity balance of GMAC as of November 30 2006.
(g)	Primarily represents the long-term portion of term loans and a note payable with respect to the Equipment on operating leases transferred to us mentioned in (d) above.

Statement of Operations

A summary of the income statement effects of transactions with GMAC for the year ended December 31, 2007 and the month of December 2006 is as follows:

	Period Ended December 31,
	2007	2006
	(Dollars in millions)

Net sales and revenues (a)	$(4,323)	$(63)
Cost of sales and other expenses (b)	$590	$55
Automotive interest income and other non-operating income (c)	$433	$20
Interest expense (d)	$229	$22
Servicing expense (e)	$167	$18
Derivatives (f)	$19	$6

(a)	Primarily represents the reduction in net sales and revenues for marketing incentives on vehicles which are sold to customers or dealers and financed by GMAC. This includes the estimated amount of residual support accrued under the residual support and risk sharing programs, rate support under the interest rate support programs, operating lease and finance receivable capitalized cost reduction incentives paid to GMAC to reduce the capitalized cost in automotive lease contracts and retail automotive contracts, and costs under lease pull-ahead programs. This amount is offset by net sales for vehicles sold to GMAC for employee and governmental lease programs and third party resale purposes.
(b)	Primarily represents cost of sales on the sale of vehicles to GMAC for employee and governmental lease programs and third party resale purposes. Also includes miscellaneous expenses on services performed for us by GMAC.
(c)	Represents income on our Preferred Membership Interests in GMAC, exclusivity and royalty fee income and reimbursements by GMAC for certain services we provided. Included in this amount is rental income related to GMAC’s primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan. The lease agreement expires on November 30, 2016.
(d)	Represents interest incurred on term loans, notes payable and wholesale settlements.
(e)	Represents servicing fees paid to GMAC on the automotive leases we retained.
(f)	Represents gains recognized in connection with a derivative transaction entered into with GMAC as the counterparty.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 28:	Supplementary Quarterly Financial Information (Unaudited)

	Quarters
	1st	2nd	3rd	4th
	(Dollars in millions, except per share amounts)

2007
Net sales and revenue	$43,387	$46,844	$43,806	$47,085
Income (loss) from continuing operations	$(42)	$784	$(42,512)	$(1,527)
Income from discontinued operations	$104	$107	$3,549	$805
Net income (loss)	$62	$891	$(38,963)	$(722)

Basic earnings (loss) per share
Continuing operations	$(0.07)	$1.38	$(75.12)	$(2.70)
Discontinued operations	0.18	0.19	6.27	1.42

Total	$0.11	$1.57	$(68.85)	$(1.28)

Diluted earnings (loss) per share
Continuing operations	$(0.07)	$1.37	$(75.12)	$(2.70)
Discontinued operations	0.18	0.19	6.27	1.42

Total	$0.11	$1.56	$(68.85)	$(1.28)

2006
Total net sales and revenue	$51,930	$54,018	$48,850	$50,803
Income (loss) from continuing operations	$493	$(3,494)	$(277)	$855
Income from discontinued operations	$109	$111	$130	$95
Net income (loss)	$602	$(3,383)	$(147)	$950

Basic earnings (loss) per share
Continuing operations	$0.87	$(6.18)	$(0.49)	$1.51
Discontinued operations	0.19	0.20	0.23	0.17

Total	$1.06	$(5.98)	$(0.26)	$1.68

Diluted earnings (loss) per share
Continuing operations	$0.87	$(6.18)	$(0.49)	$1.50
Discontinued operations	0.19	0.20	0.23	0.17

Total	$1.06	$(5.98)	$(0.26)	$1.67

Results for the three months ended September 30, 2007 included:

•	Charges of $39 billion related to establishing valuation allowances against our net deferred tax assets in the U.S., Canada and Germany.

Results for the three months ended December 31, 2007 included:

•	Expenses of $622 million related to amendment of the GM-Delphi Settlement Agreements, support of Delphi’s disposition of businesses and retiree healthcare and other expenses.
•	Expenses of $552 million related to pension benefit increases pursuant to the 2007 National Agreement.
•	Income tax expense on the sale of Allison, net of purchase price and other adjustments, in the amount of $805 million was reallocated between discontinued operations, continuing operations and Other comprehensive income.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results for the three months ended June 30, 2006 included:

•	Charges of $6.5 billion related to the UAW Special Attrition program.

Results for the three months ended December 31, 2006 included:

•	Other income of $270 million resulting from the sale of our providing ground in Mesa, Arizona.
•	Adjustments of $1.1 billion to previously recorded estimates relating to the sale of GMAC.

Note 29.	Segment Reporting

We operate in two businesses, consisting of GM Automotive (or GMA) and FIO. Our four automotive segments consist of GMNA, GME, GMLAAM and GMAP. We manufacture our cars and trucks in 35 countries under the following brands: Buick, Cadillac, Chevrolet, GMC, GM Daewoo, Holden, HUMMER, Opel, Pontiac, Saab, Saturn, Vauxhall and Wuling. For 2007 and for the month of December 2006, our FIO business consists of our 49% share of GMAC’s operating results, which we account for under the equity method, and Other Financing, which is comprised primarily of two special purpose entities holding automotive leases previously owned by GMAC and its affiliates that we retained, and the elimination of inter-segment transactions between GM Automotive and Corporate and Other. For the eleven months ended November 30, 2006 and for 2005, our FIO business consisted of the consolidated operating results of GMAC’s lines of business as follows: Automotive Finance Operations, Mortgage Operations, Insurance, and Other, which included its Commercial Finance business and GMAC’s equity investment in Capmark Financial Group (previously GMAC Commercial Finance). Also included in FIO were the equity earnings of financing entities that were not consolidated by GMAC and the elimination of inter-segment transactions between GM Automotive and either GMAC or Corporate and Other.

Corporate and Other includes the elimination of inter-segment transactions, certain non-segment specific revenues and expenditures, including costs related to postretirement benefits for Delphi and other retirees and certain corporate activities. Amounts presented in Automotive sales, Interest income and Interest expense in the tables that follow principally relate to the inter-segment transactions eliminated at Corporate and Other. All inter-segment balances and transactions have been eliminated in consolidation.

In the fourth quarter of 2007, we changed our measure of segment profitability from net income to income before income taxes plus equity income, net of tax and minority interests, net of tax. In the first quarter of 2007, we changed our segment presentation to reflect the elimination of transactions that occur between GM Automotive segments in the Auto Eliminations column within total GMA, which was previously included in the GMNA region. These transactions consist primarily of inter-segment vehicle and service parts sales in accordance with our transfer pricing policy. Amounts for 2006 and 2005 have been revised to reflect these periods on a comparable basis for the changes discussed above. Additionally, 2006 and 2005 amounts have been reclassified for the retroactive effect of discontinued operations as discussed in Note 3.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

								Total
			GM		Auto	Total	Corporate	Excluding		Other	Total
	GMNA	GME	LAAM	GMAP	Eliminations	GMA	& Other(a)	FIO	GMAC(c)	Financing(b)	FIO	Total
	(Dollars in millions)

As of and for the year ended December 31, 2007
Automotive sales
External customers	$109,024	$35,481	$18,326	$15,368	$—	$178,199	$—	$178,199	$—	$—	$—	$178,199
Inter-segment	3,424	1,916	568	5,635	(11,543)	—	—	—	—	—	—	—

Total automotive sales	112,448	37,397	18,894	21,003	(11,543)	178,199	—	178,199	—	—	—	178,199
Financial services and insurance revenues	—	—	—	—	—	—	—	—	—	2,923	2,923	2,923

Total net sales and revenues	$112,448	$37,397	$18,894	$21,003	$(11,543)	$178,199	$—	$178,199	$—	$2,923	$2,923	$181,122

Depreciation, amortization and impairment	$5,612	$1,679	$302	$576	$48	$8,217	$37	$8,254	$—	$1,259	$1,259	$9,513
Equity in loss of GMAC	$—	$—	$—	$—	$—	$—	$—	$—	$(1,245)	$—	$(1,245)	$(1,245)
Interest income	$1,174	$694	$164	$163	$2	$2,197	$(969)	$1,228	$—	$88	$88	$1,316
Interest expense	$2,936	$727	$(4)	$236	$10	$3,905	$(1,003)	$2,902	$—	$405	$405	$3,307
Income (loss) from continuing operations before income taxes, equity income, minority interests and cumulative effect of a change in accounting principle	$(3,290)	$(541)	$1,349	$557	$(59)	$(1,984)	$(3,619)	$(5,603)	$(1,147)	$497	$(650)	$(6,253)
Equity income (loss), net of tax	22	44	31	425	—	522	2	524	—	—	—	524
Minority interests, net of tax	(46)	(27)	(32)	(301)	—	(406)	12	(394)	—	(12)	(12)	(406)

Income (loss) from continuing operations before income taxes	$(3,314)	$(524)	$1,348	$681	$(59)	$(1,868)	$(3,605)	$(5,473)	$(1,147)	$485	$(662)	$(6,135)

Income from discontinued operations, net of tax	$256	$—	$—	$—	$—	$256	$—	$256	$—	$—	$—	$256
Gain on sale of discontinued operations, net of tax	$4,309	$—	$—	$—	$—	$4,309	$—	$4,309	$—	$—	$—	$4,309
Investments in nonconsolidated affiliates	$269	$476	$57	$1,081	$—	$1,883	$36	$1,919	$7,079	$—	$7,079	$8,998
Total assets	$95,433	$25,201	$7,733	$15,567	$(11,313)	$132,621	$(727)	$131,894	$12,339	$4,650	$16,989	$148,883
Goodwill	$173	$563	$—	$—	$—	$736	$—	$736	$—	$—	$—	$736
Expenditures for property	$4,988	$1,311	$220	$899	$41	$7,459	$79	$7,538	$—	$4	$4	$7,542

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

								Total
			GM		Auto	Total	Corporate	Excluding		Other	Total
	GMNA	GME	LAAM	GMAP	Eliminations	GMA	& Other(a)	FIO	GMAC(c)	Financing(b)	FIO	Total
	(Dollars in millions)

As of and for the year ended December 31, 2006
Automotive sales
External customers	$113,976	$31,490	$14,024	$11,945	$—	$171,435	$(256)	$171,179	$—	$—	$—	$171,179
Inter-segment	2,677	1,788	603	3,587	(8,655)	—	—	—	—	—	—	—

Total automotive sales	116,653	33,278	14,627	15,532	(8,655)	171,435	(256)	171,179	—	—	—	171,179
Financial services and insurance revenues	—	—	—	—	—	—	—	—	33,629	793	34,422	34,422

Total net sales and revenues	$116,653	$33,278	$14,627	$15,532	$(8,655)	$171,435	$(256)	$171,179	$33,629	$793	$34,422	$205,601

Depreciation, amortization and impairment	$5,691	$1,634	$227	$483	$37	$8,072	$22	$8,094	$5,252	$(2,461)	$2,791	$10,885
Interest income	$1,350	$533	$87	$122	$1	$2,093	$(1,375)	$718	$2,332	$(480)	$1,852	$2,570
Interest expense	$3,283	$664	$158	$222	$—	$4,327	$(1,685)	$2,642	$14,196	$105	$14,301	$16,943
Income (loss) from continuing operations before income taxes, equity income, minority interests and cumulative effect of a change in accounting principle	$(7,575)	$(312)	$527	$1,059	$(34)	$(6,335)	$(1,188)	$(7,523)	$2,242	$(377)	$1,865	$(5,658)
Equity income (loss), net of tax	104	36	16	365	—	521	3	524	(11)	—	(11)	513
Minority interests, net of tax	(63)	(21)	(25)	(225)	—	(334)	—	(334)	10	—	10	(324)

Income (loss) from continuing operations before income taxes	$(7,534)	$(297)	$518	$1,199	$(34)	$(6,148)	$(1,185)	$(7,333)	$2,241	$(377)	$1,864	$(5,469)

Income from discontinued operations, net of tax	$445	$—	$—	$—	$—	$445	$—	$445	$—	$—	$—	$445
Investments in nonconsolidated affiliates	$295	$408	$132	$1,100	$—	$1,935	$34	$1,969	$7,523	$—	$7,523	$9,492
Total assets	$126,478	$26,610	$4,202	$13,273	$(7,819)	$162,744	$1,437	$164,181	$13,050	$9,073	$22,123	$186,304
Goodwill	$299	$500	$—	$—	$—	$799	$—	$799	$—	$—	$—	$799
Expenditures for property	$5,017	$1,103	$279	$1,030	$—	$7,429	$71	$7,500	$401	$1	$402	$7,902

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

								Total
			GM		Auto	Total	Corporate &	Excluding		Other	Total
	GMNA	GME	LAAM	GMAP	Eliminations	GMA	Other(a)	FIO	GMAC	Financing(b)	FIO	Total
	(Dollars in millions)

As of and for the year ended December 31, 2005
Automotive sales
External customers	$108,724	$30,223	$11,136	$8,796	$—	$158,879	$(256)	$158,623	$—	$—	$—	$158,623
Inter-segment	2,652	1,719	715	2,050	(7,136)	—	—	—	—	—	—	—

Total automotive sales	111,376	31,942	11,851	10,846	(7,136)	158,879	(256)	158,623	—	—	—	158,623
Financial services and insurance revenues	—	—	—	—	—	—	—	—	34,081	346	34,427	34,427

Total net sales and revenues	$111,376	$31,942	$11,851	$10,846	$(7,136)	$158,879	$(256)	$158,623	$34,081	$346	$34,427	$193,050

Depreciation, amortization and impairment	$7,528	$1,788	$325	$379	$—	$10,020	$16	$10,036	$5,548	$148	$5,696	$15,732
Interest income	$1,329	$420	$57	$47	$—	$1,853	$(1,329)	$524	$2,185	$(514)	$1,671	$2,195
Interest expense	$3,168	$555	$197	$107	$—	$4,027	$(1,493)	$2,534	$13,106	$(35)	$13,071	$15,605
Income (loss) from continuing operations before income taxes, equity income, minority interests and cumulative effect of a change in accounting principle	$(11,021)	$(1,794)	$43	$(889)	$(51)	$(13,712)	$(6,916)	$(20,628)	$3,426	$(27)	$3,399	$(17,229)
Equity income (loss), net of tax	(48)	102	15	527	—	596	20	616	(6)	—	(6)	610
Minority interests, net of tax	1	(49)	(11)	(53)	—	(112)	7	(105)	57	—	57	(48)

Income (loss) from continuing operations before income taxes	$(11,068)	$(1,741)	$47	$(415)	$(51)	$(13,228)	$(6,889)	$(20,117)	$3,477	$(27)	$3,450	$(16,667)

Income from discontinued operations, net of tax	$313	$—	$—	$—	$—	$313	$—	$313	$—	$—	$—	$313
Investments in nonconsolidated affiliates	$18	$359	$155	$2,590	$—	$3,122	$120	$3,242	$308	$(308)	$—	$3,242
Total assets	$133,277	$21,069	$4,340	$10,138	$(6,718)	$162,106	$218	$162,324	$320,557	$(8,613)	$311,944	$474,268
Goodwill	$324	$433	$—	$—	$—	$757	$—	$757	$2,446	$—	$2,446	$3,203
Expenditures for property	$5,380	$1,396	$229	$839	$—	$7,844	$14	$7,858	$279	$4	$283	$8,141

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We attribute our revenues to geographic areas based on the country in which the product is sold, except for our revenues from certain joint ventures. In such case, these revenues are attributed based on the geographic location of the joint venture. Information concerning principal geographic areas is as follows:

	2007		2006		2005
	Net	Long	Net	Long	Net	Long
	Sales &	Lived	Sales &	Lived	Sales &	Lived
	Revenues	Assets(d)	Revenues	Assets(d)	Revenues	Assets(d)
	(Dollars in millions)

North America
U.S.	$100,545	$32,293	$127,260	$39,434	$123,215	$49,619
Canada and Mexico	14,758	5,772	19,979	4,906	16,769	12,739

Total North America	115,303	38,065	147,239	44,340	139,984	62,358
Europe
France	2,699	309	2,411	284	2,612	333
Germany	6,147	4,172	7,687	3,651	7,384	4,090
Italy	3,671	256	2,883	78	2,971	40
Spain	2,911	1,359	2,866	1,364	2,847	1,182
Sweden	2,330	1,207	2,229	1,255	2,161	1,139
United Kingdom	7,869	1,214	7,975	1,143	7,859	1,958
Other	9,789	2,347	8,380	2,250	7,752	2,615

Total Europe	35,416	10,864	34,431	10,025	33,586	11,357
Latin America
Brazil	6,477	1,026	4,961	882	3,813	784
Other Latin America	6,875	193	4,777	159	3,836	162

Total Latin America	13,352	1,219	9,738	1,041	7,649	946
Asia Pacific
Australia	397	10	301	18	357	—
Korea	9,178	2,443	7,550	2,154	2,861	1,523
Other Asia Pacific	6,058	2,185	3,386	2,126	5,387	1,981

Total Asia Pacific	15,633	4,638	11,237	4,298	8,605	3,504
All Other	1,418	239	2,956	158	3,226	313

Total	$181,122	$55,025	$205,601	$59,862	$193,050	$78,478

The aggregation of principal geographic information by U.S. and non-U.S. is as follows:

	2007		2006		2005
	Net	Long	Net	Long	Net	Long
	Sales &	Lived	Sales &	Lived	Sales &	Lived
	Revenues	Assets(d)	Revenues	Assets(d)	Revenues	Assets(d)
	(Dollars in millions)

U.S.	$100,545	$32,293	$127,260	$39,434	$123,215	$49,619
Non-U.S.	80,577	22,732	78,341	20,428	69,835	28,859

Total	$181,122	$55,025	$205,601	$59,862	$193,050	$78,478

(a)	Corporate and Other includes charges of $1.5 billion, $.5 billion and $5.5 billion for 2007, 2006 and 2005, respectively, related to the Benefit Guarantee Agreements and the restructuring of Delphi’s operations. In addition, Corporate and Other includes $552 million in 2007 related to pension benefit increases granted to Delphi employees and retirees/surviving spouses as part of the 2007 National Agreement.
(b)	In 2006, we recognized a non-cash impairment charge of $2.9 billion in connection with the sale of a controlling interest in GMAC, which is reflected in Other Financing. Refer to Note 3. Other Financing also includes the elimination of net receivables from total assets. Receivables eliminated at December 31, 2007, 2006 and 2005 were $4.2 billion, $4.1 billion and $4.5 billion, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	We sold a 51% ownership interest in GMAC in November 2006. The remaining 49% ownership interest is accounted for using the equity method and is included in GMAC’s segment assets. Refer to Notes 8 and 27 for summarized financial information of GMAC for the year ended December 31, 2007 and the month of December 2006.
(d)	Primarily consists of property and Equipment on operating leases, net. Refer to Notes 7 and 9.

Note 30.	Supplemental Information for Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(Dollars in millions)

Increase (decrease) in other operating assets and liabilities is as follows:
Accounts receivable	$(1,035)	$(231)	$83
Other receivables	214	(2,982)	4,091
Prepaid expenses and other deferred charges	(649)	294	(95)
Inventories	(699)	384	(1,444)
Other assets	(80)	(173)	(32)
Accounts payable	1,119	367	(80)
Deferred taxes and income taxes payable	(1,311)	(75)	345
Accrued expenses and other liabilities	(851)	(5,921)	(775)
Fleet rental — acquisitions	(6,443)	(8,701)	(9,452)
Fleet rental — liquidations	6,323	8,526	7,379

Total	$(3,412)	$(8,512)	$20

Cash paid for interest	$3,346	$17,415	$15,815

Note 31:	Subsequent Event

On February 12, 2008, we announced an agreement was reached with the UAW regarding a Special Attrition Program which is intended to further reduce the number of U.S. hourly employees. The program that will be offered to our 74,000 UAW-represented employees consists of wage and benefit packages for normal and voluntary retirements, buyouts or pre-retirement employees with 26 to 29 years of service. Those employees that are retirement eligible will receive a lump sum payment of $45,000 or $62,500 depending upon classification, that will be funded from our U.S. Hourly Pension Plan in addition to their vested pension benefits. For those employees not retirement eligible, other retirement and buyout options will be offered. These options are similar to the packages offered in our UAW Attrition Program. The cost of the special termination benefits for those employees participating in the program including any effect of curtailments related to our pension, OPEB and extended disability benefit plans is not known. Such effects will be recorded in 2008.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure

None

* * * * * *

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chairman and Chief Executive Officer (CEO) and our Vice Chairman and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of December 31, 2007. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were not effective at the reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2007.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, we identified the following material weaknesses:

Material weaknesses previously identified as of December 31, 2006 that continue to exist as of December 31, 2007:

1. Controls over the period-end financial reporting process were not effective. This has resulted in a significant number and magnitude of out-of-period adjustments to our consolidated financial statements and in previously reported restatements. Specifically, controls were not effective to ensure that significant non-routine transactions, accounting estimates, and other adjustments were appropriately reviewed, analyzed and monitored by competent accounting staff on a timely basis. Additionally,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

some of the adjustments that have been recorded relate to account reconciliations not being performed effectively. A material weakness in the period-end financial reporting process has a pervasive effect on the reliability of our financial reporting and could result in us not being able to meet our regulatory filing deadlines. If not remediated, it is reasonably possible that our consolidated financial statements will contain a material misstatement or that we will miss a filing deadline in the future.

2. Controls to ensure our consolidated financial statements comply with SFAS No. 109, “Accounting for Income Taxes” were not effective. We lacked sufficient technical expertise, reporting standards and policies and procedures. Additionally, we did not maintain adequate controls with respect to: (i) timely tax account reconciliations and analyses; (ii) coordination and communication between Corporate Accounting, Corporate and Regional Tax Staffs; (iii) timely review and analysis of corporate journals recorded in the consolidation process; and (iv) accuracy and completeness of legal entity accounting results. This material weakness resulted in a restatement of prior financial statements, as previously reported in our 2006 Annual Report on Form 10-K, and, if not remediated, it is reasonably possible that a material misstatement of our consolidated financial statements will occur in the future.

Material weakness initially identified as of December 31, 2007:

3. Controls over the accounting for employee benefit arrangements were not effective. We lacked sufficient control procedures as well as adequate involvement of technical accounting resources to ensure that employee benefit arrangements were accounted for properly. Specifically, certain employee benefit plans that we sponsor provide legal services to hourly employees represented by the UAW, IUE-CWA and the CAW (Legal Services Plans) were historically accounted for on a pay as you go basis. However, we have concluded that the Legal Services Plans should have been accounted for as defined benefit plans under the provisions of SFAS No. 106, “Employers Accounting for Postretirement Benefits Other than Pensions.” Additionally, out-of-period adjustments have been recorded in 2007 related to our accounting for other benefit plans, including pensions and incentive compensation plans. This material weakness resulted in a restatement of prior periods to correct the accounting for the Legal Services Plans, as described in Note 15 to the Consolidated Financial Statements, and, if not remediated, it is reasonably possible that our consolidated financial statements will contain a material misstatement in the future.

Based on our assessment, and because of the material weaknesses described above, we have concluded that our internal control over financial reporting was not effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation and Changes in Internal Controls

We have developed and are implementing remediation plans to address our material weaknesses. We have taken the following actions to improve our internal control over financial reporting.

Actions to address previously reported material weaknesses that no longer exist as of December 31, 2007:

1.    Our 2006 Annual Report on Form 10-K identified a material weakness because we did not maintain a sufficient complement of personnel with an appropriate level of technical accounting knowledge experience, and training in the application of generally accepted accounting principles commensurate with our complex financial accounting and reporting requirements and low materiality thresholds. This was evidenced by a significant number of out-of-period adjustments noted during the year-end closing process. This material weakness contributed to the restatement of prior financial statements, as previously reported in our 2006 Annual Report on Form 10-K. Since December 31, 2006 we have completed the following remedial actions: (i) reorganized and restructured Corporate Accounting by revising the reporting structure, hiring additional technical accounting personnel to address our complex accounting and financial reporting requirements and assessing the technical accounting capabilities in the operating units to ensure the right complement of knowledge, skills and training; (ii) hired a new assistant controller responsible for complex centrally managed accounting processes including compensation and benefit plans, treasury and hedge accounting, certain complex accruals and complex contracts; (iii) hired an experienced professional with strong SEC and technical accounting skills as an assistant controller and divided responsibility for accounting policy and research from SEC reporting to provide greater role clarity and focus;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

(iv) established a new chief accounting officer for our Treasurer’s Office; (v) continued the deployment of several key training classes and hired 35 outside accountants in key accounting positions; (vi) hired a new assistant controller for Accounting Operations and Consolidations; and (vii) utilized over 100 external technical accounting resources in areas in which additional technical expertise was needed. Based on the foregoing, we now believe we have a sufficient complement of personnel with an appropriate level of technical accounting knowledge such that it is no longer reasonably possible that our consolidated financial statements will be materially misstated as a result of lack of technical accounting resources.

2.    Our 2006 Annual Report on Form 10-K identified a material weakness because we in certain instances lacked the technical expertise and did not maintain adequate procedures to ensure that the accounting for derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” was appropriate. Procedures relating to hedging transactions in certain instances did not operate effectively to: (i) properly evaluate hedge accounting treatment; (ii) meet the documentation requirements of SFAS No. 133; (iii) adequately assess and measure hedge effectiveness on a quarterly basis; and (iv) establish the appropriate communication and coordination between relevant departments involved in complex financial transactions. This material weakness resulted in a restatement of prior financial statements, as previously reported in our 2006 Annual Report on Form 10-K. Since December 31, 2006, we have completed the following remedial actions: (i) terminated hedge accounting in areas where important control deficiencies were identified; (ii) enhanced procedures and controls regarding documentation requirements for hedge accounting to ensure compliance with SFAS No. 133; (iii) hired consultants in SFAS No. 133 until the necessary technical accounting personnel have been hired to support our complex hedge accounting activities; (iv) developed and started to provide training to operational organizations and traders; and (v) through regular internal meetings and other forums, have increased operational awareness of the implications of SFAS No. 133. Based on the foregoing, we now believe that it is no longer reasonably possible that our consolidated financial statements will be materially misstated as it relates to accounting for derivatives and hedging.

Actions implemented or initiated to address the material weaknesses described above that exist as of December 31, 2007:

1.    Actions to strengthen controls over the period-end financial reporting process include: (i) improving period-end closing procedures by requiring all significant non-routine transactions to be reviewed by Corporate Accounting; (ii) ensuring that account reconciliations and analyses for significant financial statement accounts are reviewed for completeness and accuracy by qualified accounting personnel; (iii) implementing a process that ensures the timely review and approval of complex accounting estimates by qualified accounting personnel and subject matter experts, where appropriate; (iv) developing improved monitoring controls at Corporate Accounting and the operating units; (v) enhancing pre and post-closure communications processes to facilitate early identification, resolution and conclusions on accounting treatment of business transactions putting over 100 technical accounting resources both at headquarters and in the regions to ensure large and complex transactions are appropriately accounted for; and (vi) initiating re-design of our consolidation process.

2.    Actions to strengthen controls over income tax accounting include: (i) relocated tax accounting to reside within the tax department to assure that they are aware of tax issues with joint responsibility for tax accounting between controllers and tax; (ii) established focused tax accounting group and began securing necessary in-house and external technical resources; (iii) implemented new tax policies and procedures to ensure that tax account reconciliations and analyses are properly prepared and monitored on a timely basis; (iv) established appropriate communication and collaboration protocols between the Tax Staff and Controller’s Staff, and began strengthening global reporting standards; (v) initiated re-engineering of tax accounting procedures and policies to ensure timely and accurate tax accounting, including establishing desk procedures for interim reporting; (vi) initiated corrective action designed to resolve legal entity accounting issues; (vii) initiated efforts designed to strengthen global tax reporting policies; and (viii) developed plans to complete staffing of the Tax Accounting Group.

3.    Actions to strengthen controls over accounting for employee benefit arrangements include: (i) established a new Technical Accounting Manager for Compensation; (ii) began utilizing significant external resources to provide necessary technical expertise; (iii) Initiated the hiring of a new Director of Compensation and Benefits Accounting responsible for ensuring adequate involvement of technical accounting resources related to employee benefit arrangements; (iv) began implementing a process to obtain information regarding benefit arrangements world-wide for accounting analysis and to strengthen controls over census data completeness and accuracy; (v) began updating the use of spreadsheets for adequate controls; and (vi) began clarifying responsibilities over close process procedures and updating desk procedures.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

As previously noted we have augmented the resources in Corporate Accounting, the Tax Department and other key departments by utilizing over 100 external resources in technical accounting areas and implemented additional closing procedures during 2007. As a result, we believe that there are no material inaccuracies or omissions of material fact and, to the best of our knowledge, believe that the consolidated financial statements as of and for the year ended December 31, 2007, fairly present in all material respects the financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America.

Other than as described above, there have not been any other changes in our internal control over financial reporting during the quarter ended December 31, 2007, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ G. RICHARD WAGONER, JR. G. Richard Wagoner, Jr. Chairman and Chief Executive Officer	/s/ FREDERICK A. HENDERSON Frederick A. Henderson Vice Chairman and Chief Financial Officer

February 28, 2008	February 28, 2008

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system cannot provide absolute assurance due to its inherent limitations; it is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. A control system also can be circumvented by collusion or improper management override. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of such limitations, disclosure controls and internal control over financial reporting cannot prevent or detect all misstatements, whether unintentional errors or fraud. However, these inherent limitations are known features of the financial reporting process, therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Item 9B.	Other Information

None

* * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

PART III

Item 10.	Directors and Executive Officers of the Registrant — Code of Ethics

We have adopted a code of ethics that applies to the Corporation’s directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, Controller and Chief Accounting Officer and any other persons performing similar functions. The text of our code of ethics, “Winning With Integrity,” has been posted on our website at http://investor.gm.com at “Investor Information — Corporate Governance.” We will provide a copy of the code of ethics without charge upon request to Corporate Secretary, General Motors Corporation, Mail Code 482-C38-B71, 300 Renaissance Center, P. O. Box 300, Detroit, MI 48265-3000.

* * * * * *

Items 10, 11, 12, 13 and 14

Information required by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the 2007 fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except the information required by Item 10 with respect to our code of ethics in Item 10 above and disclosure of our executive officers, which is included in Item 1 of Part I of this report.

* * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15.	Exhibits and Financial Statement Schedule

(a) 1. All Financial Statements and Supplemental Information

2.	Financial Statement Schedule II — Valuation and Qualifying Accounts

3.	Consolidated Financial Statements of GMAC LLC and subsidiaries as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007.

4. Exhibits

(b) Exhibits

Exhibits listed below, which have been filed with the SEC pursuant to the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the same effect as filed herewith.

(3)(i)	Restated Certificate of Incorporation dated March 1, 2004 incorporated herein by reference to Exhibit 3(i) to General Motors Corporation’s Annual Report on Form 10-K filed March 11, 2004.

(3)(ii)	Bylaws of General Motors Corporation, as amended, dated October 3, 2006 incorporated herein by reference to Exhibit 3.1 to General Motors Corporation’s Current Report on Form 8-K filed March 9, 2007.

(4)(a)	Indenture, dated as of November 15, 1990, between General Motors Corporation and Citibank, N.A., Trustee, incorporated herein by reference to Exhibit Amendment No. 1(a) to Form S-3 Registration Statement No. 33-41577 filed July 3, 1991.

(4)(b)(i)	Indenture, dated as of December 7, 1995, between General Motors Corporation and Citibank, N.A., Trustee, incorporated herein by reference to Exhibit 4(a) to Amendment No. 1 to Form S-3 Registration Statement No. 33-64229 filed November 14, 1995.

(4)(b)(ii)	First Supplemental Indenture, dated as of March 4, 2002, between General Motors Corporation and Citibank, N.A., incorporated herein by reference to Exhibit 2 to the Current Report on Form 8-K of General Motors Corporation filed March 6, 2002.

(4)(b)(iii)	Second Supplemental Indenture, dated as of November 5, 2004, between General Motors Corporation and Citibank, N.A., incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of General Motors Corporation filed November 10, 2004.

(4)(b)(iv)	Third Supplemental Indenture, dated as of November 5, 2004, between General Motors Corporation and Citibank, N.A. incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of General Motors Corporation filed November 10, 2004.

(4)(b)(v)	Fourth Supplemental Indenture, dated as of November 5, 2004, between General Motors Corporation and Citibank, N.A., incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K of General Motors Corporation filed November 10, 2004.

(4)(b)(vi)	Indenture, dated as of January 8, 2008, between General Motors Corporation and The Bank of New York, as Trustee, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of General Motors Corporation filed February 25, 2008.

(4)(b)(vii)	First Supplemental Indenture, dated as of February 22, 2008 between General Motors Corporation and The Bank of New York, as Trustee, incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of General Motors Corporation filed February 25, 2008.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 15.	Exhibits and Financial Statement Schedule — (continued)

(4)(b)(viii)†	Subordinated Indenture, dated as of January 8, 2008, between General Motors Corporation and The Bank of New York, as Trustee.

(4)(c)	Amended and Restated Credit Agreement, dated July 20, 2006, among General Motors Corporation, General Motors Canada Limited, Saturn Corporation, and a syndicate of lenders, incorporated herein by reference to Exhibit 4 to General Motors Corporation’s Quarterly Report on Form 10-Q filed August 8, 2006.

(10)(a)	Agreement, dated as of October 22, 2001, between General Motors Corporation and General Motors Acceptance Corporation, incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of General Motors Corporation filed March 28, 2006.

(10)(b)	Agreement, dated as of November 30, 2006, between General Motors Corporation and GMAC LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Corporation filed November 30, 2006.

(10)(c)	General Motors 2002 Annual Incentive Plan, as amended. Incorporated herein by reference to Exhibit 10(b) to the Annual Report on Form 10-K of General Motors Corporation filed March 14, 2007. .

(10)(d)	General Motors 2002 Stock Incentive Plan, as amended. Incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-K of General Motors Corporation filed March 14, 2007.

(10)(e)*	Compensation Plan for Nonemployee Directors, incorporated herein by reference to Exhibit A to the Proxy Statement of General Motors Corporation filed April 16, 1997.

(10)(f)*	General Motors Company Vehicle Operations -- Senior Management Vehicle Program (SMVP) Supplement, revised December 15, 2005, incorporated herein by reference to Exhibit 10(g) to the Annual Report on Form 10-K of General Motors Corporation filed March 28, 2006.

(10)(g)*	Compensation Statement for G.R. Wagoner, Jr. commencing January 1, 2003, incorporated herein by reference to Exhibit 10(h) to the Annual Report on Form 10-K of General Motors Corporation filed March 28, 2006.

(10)(h)*	Compensation Statement for Frederick A. Henderson commencing January 1, 2006, incorporated herein by reference to Exhibit 10(j) to the Annual Report on Form 10-K of General Motors Corporation filed March 14, 2007.

(10)(i)*	Compensation Statement for Robert A. Lutz commencing January 1, 2003, incorporated herein by reference to Exhibit 10(j) to the Annual Report on Form 10-K of General Motors Corporation filed March 28, 2006.

(10)(j)*	Compensation Statement for G.L. Cowger commencing February 1, 2004, incorporated herein by reference to Exhibit 10(k) to the Annual Report on Form 10-K of General Motors Corporation filed March 28, 2006.

(10)(k)*	Description of Executive and Board Compensation Reductions, incorporated herein by reference to Exhibit 10(o) to the Annual Report on Form 10-K of General Motors Corporation filed March 28, 2006.

(10)(l)*	Deferred Compensation Plan for Executive Employees, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Corporation filed December 8, 2006.

(10)(m)†	Settlement Agreement, dated as of February 21, 2008, by and among General Motors Corporation, the International Union, United Automobile, Aerospace and Agricultural Workers of America and the class representatives in the class action case filed against General Motors Corporation on September 26, 2007 by the UAW and putative class representatives of GM-UAW.

(10)(n)†	General Motors 2002 Long-Term Incentive Plan, as amended.

(10)(o)†	General Motors 2007 Long-Term Incentive Plan, as amended.

(10)(p)†	Amended General Motors Corporation 2006 Cash-Based Restricted Stock Unit Plan, as amended October 1, 2007.

(10)(q)†	General Motors Corporation 2007 Cash-Based Restricted Stock Unit Plan, as amended October 1, 2007.

(10)(r)†	General Motors Corporation Compensation Plan for Non-Employee Directors, as amended December 4, 2007.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 15.	Exhibits and Financial Statement Schedule — (continued)

(10)(s)†	General Motors Corporation 2007 Annual Incentive Plan, as amended October 1, 2007.

(10)(t)†	General Motors Corporation Deferred Compensation Plan, as amended October 1, 2007.

193.1

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 15.	Exhibits and Financial Statement Schedule — (continued)

(10)(u)†	General Motors Executive Retirement Plan, as amended.

(10)(v)†	Form of Compensation Statement.

(10)(w)†	Form of Restricted Stock Unit Grant Award.

(10)(x)†	Form of Special Cash-based RSU Grant for March 2007 Award.

(10)(y)†	Form of Special RSU Grant for March 2007 Award.

(10)(z)	General Motors Corporation $4,372,500,000 principal amount of 6.75% Series U Convertible Senior Debentures due December 31, 2012, dated February 22, 2008, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors dated February 25, 2008.

(12)†	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2007, 2006, 2005, 2004 and 2003.

(21)†	Subsidiaries of the Registrant as of December 31, 2007.

(23.1)†	Consent of Independent Registered Public Accounting Firm.

(23.2)†	Consent of Hamilton, Rabinovitz & Associates, Inc.

(24)†	Power of Attorney for Directors of General Motors Corporation

(31.1)†	Section 302 Certification of the Chief Executive Officer.

(31.2)†	Section 302 Certification of the Chief Financial Officer.

(32.1)†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

†	Filed herewith.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions	Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Year	Expenses	Accounts	Deductions		Year
	(Dollars in millions)

For the Year Ended December 31, 2007
Allowances Deducted from Assets
Allowance for credit losses	$—	$—	$—	$—		$—
Accounts and notes receivable (for doubtful receivables)	397	—	11	70		338
Inventories (principally for obsolescence of service parts)	532	—	—	76		456
Other investments and miscellaneous assets (receivables and other)	17	—	—	3		14
Miscellaneous allowances (mortgage and other)	—	—		—		—
For the Year Ended December 31, 2006
Allowances Deducted from Assets
Allowance for credit losses	$3,085	$1,799	$—	$4,884	(a)	$—
Accounts and notes receivable (for doubtful receivables)	353	56	—	12		397
Inventories (principally for obsolescence of service parts)	411	121	—	—		532
Other investments and miscellaneous assets (receivables and other)	17	—	—	—		17
Miscellaneous allowances (mortgage and other)	84	62		146	(a)	—
For the Year Ended December 31, 2005
Allowances Deducted from Assets
Allowance for credit losses	$3,402	$1,074	$—	$1,391		$3,085
Accounts and notes receivable (for doubtful receivables)	318	73	—	38		353
Inventories (principally for obsolescence of service parts)	340	71	—	—		411
Other investments and miscellaneous assets (receivables and other)	10	—	7	—		17
Miscellaneous allowances (mortgage and other)	161	25	21	123		84

(a)	Primarily reflects allowances removed as a result of sale of 51% controlling interest in GMAC. At the time of the sale GMAC had an allowance for credit loss balance and miscellaneous allowance balance of $3.5 billion and $123 million, respectively.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member Interest Holders of GMAC LLC:

We have audited the accompanying Consolidated Balance Sheet of GMAC LLC and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related Consolidated Statements of Income, Changes in Equity, and Cash Flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report (not presented herein) dated February 27, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP
Deloitte & Touche LLP

Detroit, Michigan
February 27, 2008

Consolidated Statement of Income
GMAC LLC •

Year ended December 31, ($ in millions)	2007	2006	2005

Revenue
Consumer	$9,469	$10,472	$9,943
Commercial	2,947	3,112	2,685
Loans held for sale	1,557	1,777	1,652
Operating leases	7,214	7,742	7,032

Total financing revenue	21,187	23,103	21,312
Interest expense	14,776	15,560	13,106
Depreciation expense on operating lease assets	4,915	5,341	5,244

Net financing revenue	1,496	2,202	2,962
Other revenue
Servicing fees	2,193	1,893	1,730
Amortization and impairment of servicing rights	—	(23)	(869)
Servicing asset valuation and hedge activities, net	(544)	(1,100)	61
Insurance premiums and service revenue earned	4,378	4,183	3,762
Gain on sale of loans, net	508	1,470	1,656
Investment income	473	2,143	1,216
Gains on sale of equity-method investments, net	—	411	—
Other income	3,295	3,643	4,399

Total other revenue	10,303	12,620	11,955
Total net revenue	11,799	14,822	14,917
Provision for credit losses	3,096	2,000	1,074
Noninterest expense
Compensation and benefits expense	2,453	2,558	3,163
Insurance losses and loss adjustment expenses	2,451	2,420	2,355
Other operating expenses	5,286	4,776	4,134
Impairment of goodwill and other intangible assets	455	840	712

Total noninterest expense	10,645	10,594	10,364
Income (loss) before income tax expense	(1,942)	2,228	3,479
Income tax expense	390	103	1,197

Net income (loss)	($2,332)	$2,125	$2,282

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet
GMAC LLC •

December 31, ($ in millions)	2007	2006

Assets
Cash and cash equivalents	$17,677	$15,459
Investment securities	16,740	16,791
Loans held for sale	20,559	27,718
Finance receivables and loans, net of unearned income
Consumer	87,769	130,542
Commercial	39,745	43,904
Allowance for credit losses	(2,755)	(3,576)

Total finance receivables and loans, net	124,759	170,870
Investment in operating leases, net	32,348	24,184
Notes receivable from General Motors	1,868	1,975
Mortgage servicing rights	4,703	4,930
Premiums and other insurance receivables	2,030	2,016
Other assets	27,026	23,496

Total assets	$247,710	$287,439

Liabilities
Debt
Unsecured	$102,339	$113,500
Secured	90,809	123,485

Total debt	193,148	236,985
Interest payable	2,253	2,592
Unearned insurance premiums and service revenue	4,921	5,002
Reserves for insurance losses and loss adjustment expenses	3,089	2,630
Deposit liabilities	15,281	11,854
Accrued expenses and other liabilities	12,203	10,805
Deferred income taxes	1,250	1,007

Total liabilities	232,145	270,875
Preferred interests	—	2,195
Equity
Members’ interest	8,912	6,711
Preferred interests	1,052	—
Retained earnings	4,649	7,173
Accumulated other comprehensive income	952	485

Total equity	15,565	14,369

Total liabilities, preferred interests, and equity	$247,710	$287,439

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Equity
GMAC LLC •

	Common
	stock				Accumulated
	and				other
	paid-in	Members’	Preferred	Retained	comprehensive	Total	Comprehensive
($ in millions)	capital	interest	interests	earnings	income (loss)	equity	income (loss)

Balance at December 31, 2004	$5,760	$—	$—	$15,508	$1,168	$22,436
Net income				2,282		2,282	$2,282
Dividends				(2,500)		(2,500)
Repurchase transaction (a)				(195)		(195)
Other comprehensive loss					(338)	(338)	(338)

Balance at December 31, 2005	5,760	—	—	15,095	830	21,685	1,944

Conversion of common stock to members’ interest on July 20, 2006	(5,760)	5,760
Capital contributions		951				951
Net income				2,125		2,125	2,125
Dividends				(9,739)		(9,739)
Preferred interest accretion to redemption value and dividends				(295)		(295)
Cumulative effect of a change in accounting principle, net of tax:
Transfer of unrealized loss for certain available-for-sale securities to trading securities				(17)	17
Recognize mortgage servicing rights at fair value				4		4	4
Other comprehensive loss					(362)	(362)	(362)

Balance at December 31, 2006	—	6,711	—	7,173	485	14,369	1,767

Conversion of preferred membership interests		1,121	1,052			2,173
Capital contributions		1,080				1,080
Net loss				(2,332)		(2,332)	(2,332)
Preferred interests dividends				(192)		(192)
Other comprehensive income					450	450	450
Cumulative effect of a
change in accounting principle, net of tax:
Adoption of Financial Accounting Standards Board Statement No. 158					17	17

Balance at December 31, 2007	$—	$8,912	$1,052	$4,649	$952	$15,565	($1,882)

(a)	In October 2005, we repurchased operating lease assets and related deferred tax liabilities from GM. Refer to Note 19 to the Consolidated Financial Statements for further detail.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
GMAC LLC •

Year ended December 31, ($ in millions)	2007	2006	2005

Operating activities
Net income (loss)	($2,332)	$2,125	$2,282
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,937	6,459	5,964
Goodwill impairment	455	840	712
Amortization and valuation adjustments of mortgage servicing rights	1,260	843	782
Provision for credit losses	3,096	2,000	1,074
Gain on sale of loans, net	(508)	(1,470)	(1,741)
Net losses (gains) on investment securities	737	(1,005)	(104)
Capitalized interest income	—	—	(23)
Net change in:
Trading securities	628	370	(1,155)
Loans held for sale (a)	(6,956)	(19,346)	(29,119)
Deferred income taxes	95	(1,346)	351
Interest payable	(332)	(470)	(290)
Other assets	(121)	(2,340)	(2,446)
Other liabilities	686	(1,067)	45
Other, net	(1,185)	(287)	568

Net cash provided by (used in) operating activities	1,460	(14,694)	(23,100)

Investing activities
Purchases of available-for-sale securities	(16,682)	(28,184)	(19,165)
Proceeds from sales of available-for-sale securities	8,049	6,628	5,721
Proceeds from maturities of available-for-sale securities	8,080	23,147	8,887
Net increase in finance receivables and loans	(41,972)	(94,869)	(96,028)
Proceeds from sales of finance receivables and loans	70,903	117,830	125,836
Purchases of operating lease assets	(17,268)	(18,190)	(15,496)
Disposals of operating lease assets	5,472	7,303	5,164
Change in notes receivable from GM	138	1,660	1,053
Sales (purchases) of mortgage servicing rights, net	561	(61)	(267)
Acquisitions of subsidiaries, net of cash acquired	(209)	(340)	(2)
Proceeds from sale of business units, net	15	8,537	—
Settlement of residual support and risk-sharing obligations with GM	—	1,357	—
Other, net (b)	1,157	(21)	(1,549)

Net cash provided by investing activities	18,244	24,797	14,154

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows (continued)
GMAC LLC •

Year ended December 31, ($ in millions)	2007	2006	2005

Financing activities
Net change in short-term debt	(9,248)	2,665	(9,970)
Proceeds from issuance of long-term debt	70,230	88,180	77,890
Repayments of long-term debt	(82,134)	(100,840)	(69,520)
Dividends paid	(179)	(4,755)	(2,500)
Proceeds from issuance of preferred interests	—	1,900	—
Other, net (c)	3,753	2,259	6,168

Net cash (used in) provided by financing activities	(17,578)	(10,591)	2,068

Effect of exchange-rate changes on cash and cash equivalents	92	152	(45)

Net increase (decrease) in cash and cash equivalents	2,218	(336)	(6,923)
Cash and cash equivalents at beginning of year	15,459	15,795	22,718

Cash and cash equivalents at end of year (d)	$17,677	$15,459	$15,795

Supplemental disclosures
Cash paid for:
Interest	$14,871	$15,889	$13,025
Income taxes	481	1,087	1,339
Noncash items:
Increase (decrease) in equity (e)	2,173	—	(195)
Loans held for sale transferred to finance receivables and loans	13,834	14,549	20,084
Finance receivables and loans transferred to loans held for sale	8,181	3,889	3,904
Finance receivables and loans transferred to other assets	2,976	1,771	1,017
Trading securities transferred to available-for-sale	—	—	257
Various assets and liabilities acquired through consolidation of variable interest entities	—	—	325
Available-for-sale securities transferred to trading securities	—	927	—
Capital contributions from GM	56	951	—
Noncash dividends paid to GM relating to GMAC sale (f)	—	4,984	—
Proceeds from sales and repayments of mortgage loans held for investment originally designated as held for sale	6,790	7,562	2,063
Liabilities assumed through acquisition	1,030	342	—
Deconsolidation of loans, net	25,856	—	—
Deconsolidation of collateralized borrowings	26,599	—	—

(a)	Includes origination of mortgage servicing rights of $1.6 billion, $1.7 billion, and $1.3 billion for 2007, 2006, and 2005, respectively.
(b)	Includes securities lending transactions where cash collateral is received and a corresponding liability is recorded, both of which are presented in investing activities in the amount of $856 million and $445 million for 2007 and 2006, respectively.
(c)	2007 includes a $1 billion capital contribution from General Motors pursuant to the sale of 51% of GMAC to FIM Holdings LLC.
(d)	2005 includes $371 million of cash and cash equivalents classified as assets held for sale.
(e)	Represents conversion of preferred membership interests in 2007. Represents the repurchase of operating lease assets and related deferred tax liabilities from GM in 2005.
(f)	Further described in Note 19 to the Consolidated Financial Statements.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
GMAC LLC •

1.  Description of Business and Significant Accounting Policies

GMAC LLC (referred to herein as GMAC, we, our, or us) was founded in 1919 as a wholly owned subsidiary of General Motors Corporation (General Motors or GM). On November 30, 2006, GM sold a 51% interest in us for approximately $7.4 billion (the Sale Transactions) to FIM Holdings LLC (FIM Holdings). FIM Holdings is an investment consortium led by Cerberus FIM Investors, LLC, the sole managing member. The consortium also includes Citigroup Inc., Aozora Bank Ltd., and a subsidiary of The PNC Financial Services Group, Inc.

Throughout most of 2007, the domestic and international residential real estate and capital markets experienced significant dislocation. As a result, ResCap’s liquidity was negatively impacted by margin calls, changes to advance rates on secured facilities, and the loss of significant asset-backed commercial paper conduit financing capacity, along with other secured sources of liquidity, including weak securitization markets. The market dislocation prompted ResCap’s liquidity providers to evaluate their risk tolerance for their exposure to mortgage-related credits. ResCap has identified several risks and uncertainties, which could impact their liquidity position in 2008. The risks and uncertainties include, but are not limited to, the following: further negative rating agency actions; their ability to close new and renew existing key sources of liquidity; further tightening by liquidity providers, such as, encountering more counterparties opting for shorter-dated extensions of existing facilities with more expensive terms and lower advance rates; and incremental margin calls related to potentially lower valuations of collateralized assets and credit support annexes on interest rate and foreign exchange swaps.

ResCap actively manages liquidity and capital positions and has developed plans to address liquidity needs, including debt maturing in 2008, and the identified risks and uncertainties. The plans include, but are not limited to, the following: continue to work proactively and maintain an active dialog with all key credit providers to optimize all available liquidity options including negotiating credit terms, refinancing term loans, and other secured facilities; potential pursuit of strategic alternatives that will improve liquidity, such as, continued strategic reduction of assets and other dispositions; focused production on prime conforming products which currently provide more liquidity options; exploring potential alliances and joint ventures with third parties involving portions of our ResCap business and strategic acquisitions; potential utilization of available committed unsecured lines of credit; and explore opportunities for funding and or capital support.

While successful execution cannot be assured, management believes plans are sufficient to meet ResCap’s liquidity requirements and expects ResCap to comply with its financial covenants for the next twelve months. If unanticipated market factors emerged and ResCap was unable to successfully execute their plan, it would have a material adverse effect on our business, results of operations, and our financial position.

Consolidation and Basis of Presentation
The consolidated financial statements include our accounts and accounts of our majority-owned subsidiaries after eliminating all significant intercompany balances and transactions, and includes all variable interest entities in which we are the primary beneficiary. Refer to Note 22 for further details on our variable interest entities. Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (GAAP). Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

We operate our international subsidiaries in a similar manner as in the United States of America (U.S. or United States), subject to local laws or other circumstances that may cause us to modify our procedures accordingly. The financial statements of subsidiaries that operate outside of the United States generally are measured using the local currency as the functional currency. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. The resulting translation adjustments are recorded as accumulated other comprehensive income, a component of equity. Income and expense items are translated at average exchange rates prevailing during the reporting period.

Change in Reportable Segment Information
As a result of a change in the management of certain corporate intercompany activities, we have recast certain financial data from our North American Automotive Finance operations operating segment to our Other operating segment. This financial data primarily relates to intercompany borrowing arrangements and certain corporate expenses. Amounts for 2006 and 2005 have been recast to conform to the current management view.

Use of Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and that affect income and expenses during the reporting period. In developing the estimates and assumptions, management uses all available evidence. However, because of uncertainties associated with estimating the amounts, timing, and

Notes to Consolidated Financial Statements
GMAC LLC •

likelihood of possible outcomes, actual results could differ from estimates.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and short-term, highly liquid investments with original maturities of 90 days or less. Cash and cash equivalents that have restrictions on our ability to withdraw the funds are included in other assets on our Consolidated Balance Sheet. The balance of cash equivalents was $14.1 billion and $13.4 billion at December 31, 2007 and 2006, respectively. The book value of cash equivalents approximates fair value because of the short maturities of these instruments. Certain securities with original maturities less than 90 days that are held as a portion of longer-term investment portfolios, primarily relating to GMAC Insurance, are classified as investment securities.

Investment Securities
Our portfolio of investment securities includes bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts, and other investments. Investment securities are classified based on management’s intent. Our trading securities primarily consist of retained and purchased interests in certain securitizations. The retained interests are carried at fair value with changes in fair value recorded in current period earnings. Debt securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost as of the trade date. Premiums and discounts on debt securities are amortized as an adjustment to investment yield over the contractual term of the security. All other investment securities are classified as available-for-sale and carried at fair value as of the trade date, with unrealized gains and losses included in accumulated other comprehensive income or loss, a component of equity, on an after-tax basis. We employ a systematic methodology that considers available evidence in evaluating potential other than temporary impairment of our investments classified as available-for-sale or held-to-maturity. If the cost of an investment exceeds its fair value, we evaluate, among other factors, the magnitude and duration of the decline in fair value. We also evaluate the financial health of and business outlook for the issuer, the performance of the underlying assets for interests in securitized assets, and our intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded to investment income in our Consolidated Statement of Income, and a new cost basis in the investment is established. Realized gains and losses on investment securities are reported in investment income and are determined using the specific identification method.

In the normal course of business, we enter into securities lending agreements with various counterparties. Under these agreements, we lend the rights to designated securities we own in exchange for collateral in the form of cash or governmental securities, approximating 102% (domestic) or 105% (foreign) of the value of the securities loaned. These agreements are primarily overnight in nature and settle the next business day. We had loaned securities of $850 million and $439 million and had received corresponding cash collateral of $856 million and $445 million for these loans at December 31, 2007 and 2006, respectively.

Loans Held for Sale
Loans held for sale may include automotive, commercial finance, and residential receivables and loans and are carried at the lower of aggregate cost or estimated fair value. Due to changes in the securitization market in the fourth quarter of 2006, we disaggregated all delinquent nonprime mortgage loans in our evaluation. Fair value is based on contractually established commitments from investors or is based on current investor yield requirements. Revenue recognition on consumer automotive finance receivables and mortgage loans is suspended when placed on nonaccrual status. Interest income accrued at the date a loan is placed on nonaccrual status is reversed and subsequently realized only to the extent it is received in cash. Automotive loans and mortgage loans held for sale are generally placed on nonaccrual status when contractually delinquent for 120 days and 60 days, respectively.

Finance Receivables and Loans
Finance receivables and loans are reported at the principal amount outstanding, net of unearned income, discounts and allowance. Unearned income, which includes deferred origination fees reduced by origination costs and unearned rate support received from GM, is amortized over the contractual life of the related finance receivable or loan using the interest method. Loan commitment fees are generally deferred and amortized into commercial revenue over the commitment period.

We classify finance receivables and loans between loans held for sale and loans held for investment based on management’s assessment of our intent and ability to hold loans for the foreseeable future or until maturity. Management’s intent and ability with respect to certain loans may change from time to time depending on a number of factors including economic, liquidity, and capital conditions.

Acquired Loans
We acquire certain loans individually and in groups or portfolios that have experienced deterioration of credit quality between origination and our acquisition. The amount

Notes to Consolidated Financial Statements
GMAC LLC •

paid for these loans reflects our determination that it is probable we will be unable to collect all amounts due according to the loan’s contractual terms. These acquired loans are accounted for under American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). We recognize the accretable yield to the excess of our estimate of undiscounted expected principal, interest, and other cash flows (expected at acquisition to be collected) over our initial investment in the acquired asset.

Over the life of the loan or pool, we update the estimated cash flows we expect to collect. At each balance sheet date, we evaluate whether the expected cash flows of these loans have changed. We adjust the amount of accretable yield for any loans or pools where there is an increase in expected cash flows. We record a valuation allowance for any loans or pools for which there is a decrease in expected cash flows. In accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114), we measure these impairments based upon the present value of the expected future cash flows discounted using the loan’s effective interest rate or, as a practical expedient when reliable information is available, through the fair value of the collateral less expected costs to sell. The present value of any subsequent increase in the loan’s or pool’s actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan or pool.

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

Impaired Loans
Commercial loans are considered impaired when we determine it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement and the recorded investment in the loan exceeds the fair value of the underlying collateral. We recognize income on impaired loans as discussed previously for nonaccrual loans. If the recorded investment in impaired loans exceeds the fair value, a valuation allowance is established as a component of the allowance for credit losses. In addition to commercial loans specifically identified for impairment, we have pools of loans that are collectively evaluated for impairment, as discussed within the allowance for credit losses accounting policy.

Allowance for Credit Losses
The allowance for credit losses is management’s estimate of incurred losses in the lending portfolios. Portions of the allowance for credit losses are specified to cover the estimated losses on commercial loans specifically identified for impairment in accordance with SFAS 114. The unspecified portion of the allowance for credit losses covers estimated losses on the homogeneous portfolios of finance receivables and loans collectively evaluated for impairment in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS 5). Amounts determined to be uncollectible are charged against the allowance for credit losses in our Consolidated Statement of Income. Additionally, losses arising from the sale of repossessed assets, collateralizing automotive finance receivables, and loans are charged to the allowance for credit losses. Recoveries of previously charged-off amounts are credited at time of collection.

Loans outside the scope of SFAS 114 and loans that are individually evaluated and determined not to be impaired under SFAS 114 are grouped into pools, based on similar risk characteristics, and evaluated for impairment in accordance with SFAS 5. Impairment of loans determined to be impaired under SFAS 114 is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, an observable market price, or the fair value of the collateral, whichever is determined to be the most appropriate. Estimated costs to sell or realize the value of the collateral on a discounted basis are included in the impairment measurement.

We perform periodic and systematic detailed reviews of our lending portfolios to identify inherent risks and to assess the overall collectibility of those portfolios. The allowance relates to portfolios collectively reviewed for impairment, generally consumer finance receivables and loans, and is based on aggregated portfolio evaluations by product type. Loss models are utilized for these portfolios, which consider a variety of factors including, but not limited to, historical loss experience, current economic conditions, anticipated repossessions or foreclosures based on portfolio trends, delinquencies and credit scores, and expected loss factors by receivable and loan type. Loans in the commercial portfolios are generally reviewed on an individual loan basis and, if

Notes to Consolidated Financial Statements
GMAC LLC •

necessary, an allowance is established for individual loan impairment. Loans subject to individual reviews are analyzed based on factors including, but not limited to, historical loss experience, current economic conditions, collateral performance, performance trends within specific geographic and portfolio segments, and any other pertinent information that results in the estimation of specific allowances for credit losses. The evaluation of these factors for both consumer and commercial finance receivables and loans involves complex, subjective judgments.

Securitizations and Other Off-balance Sheet Transactions
We securitize, sell, and service retail finance receivables, operating leases, wholesale loans, securities, and residential loans. Securitizations are accounted for both as sales and secured financings. Interests in the securitized and sold assets are generally retained in the form of interest-only strips, senior or subordinated interests, cash reserve accounts, and servicing rights. Our retained interests are generally subordinate to investors’ interests. The investors and the securitization trusts generally have no recourse to our other assets for failure of debtors to pay when due.

We retain servicing responsibilities for all of our retail finance receivable, operating lease, and wholesale loan securitizations and for the majority of our residential loan securitizations. We may receive servicing fees based on the securitized loan balances and certain ancillary fees, all of which are reported in servicing fees in the Consolidated Statement of Income. We also retain the right to service the residential loans sold as a result of mortgage-backed security transactions with Ginnie Mae, Fannie Mae, and Freddie Mac. We also serve as the collateral manager in the securitizations of commercial investment securities.

Gains or losses on securitizations and sales depend on the previous carrying amount of the assets involved in the transfer and are allocated between the assets sold and the retained interests based on relative fair values, except for certain servicing assets or liabilities, which are initially recorded at fair value at the date of sale. The estimate of the fair value of the retained interests requires us to exercise significant judgment about the timing and amount of future cash flows from interests. Since quoted market prices are generally not available, we estimate the fair value of retained interests by determining the present value of future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including credit losses, prepayment speeds, weighted average life and discount rates commensurate with the risks involved and, if applicable, interest or finance rates on variable and adjustable rate contracts. Credit loss assumptions are based upon historical experience, market information for similar investments, and the characteristics of individual receivables and loans underlying the securities. Prepayment speed estimates are determined utilizing data obtained from market participants, where available, or based on historical prepayment rates on similar assets. Discount rate assumptions are determined using data obtained from market participants, where available, or based on current relevant U.S. Treasury or LIBOR yields, plus a risk adjusted spread based on analysis of historical spreads on similar types of securities. Estimates of interest rates on variable and adjustable contracts are based on spreads over the applicable benchmark interest rate using market-based yield curves.

Gains or losses on securitizations and sales are reported in gain on sale of loans, net in our Consolidated Statement of Income for retail finance receivables, wholesale loans, and residential loans. Declines in the fair value of retained interests below the carrying amount are reflected in other comprehensive income, a component of equity, or in earnings, if declines are determined to be other than temporary or if the interests are classified as trading. Retained interest-only strips and senior and subordinated interests are generally included in available-for-sale investment securities or in trading investment securities, depending on management’s intent at the time of securitization. Retained cash reserve accounts are included in other assets on our Consolidated Balance Sheet.

On December 6, 2007, the American Securitization Forum (ASF) issued the Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans (the ASF Framework). The ASF Framework provides guidance for servicers to streamline borrower evaluation procedures and to facilitate the use of foreclosure and loss prevention efforts in an attempt to reduce the number of subprime residential mortgage borrowers who might default in the coming year because the borrowers cannot afford to pay the increased loan interest rate after their rate reset. The ASF Framework requires a borrower and its loan to meet specific conditions to qualify for a modification under which the qualifying borrower’s loan’s interest rate would be kept at the existing rate, generally for five years following an upcoming reset period. The ASF Framework is focused on U.S. subprime first-lien adjustable-rate residential mortgages that have an initial fixed interest rate period of 36 months or less; are included in securitized pools; were originated between January 1, 2005, and July 31, 2007; and have an initial interest rate reset date between January 1, 2008 and July 31, 2010 (defined as “Segment 2 Subprime ARM Loans” within the ASF Framework).

On January 8, 2008, the SEC’s Office of Chief Accountant (the OCA) issued a letter (the OCA Letter) addressing accounting issues that may be raised by the ASF Framework.

Notes to Consolidated Financial Statements
GMAC LLC •

Specifically, the OCA Letter expressed the view that if a Segment 2 Subprime ARM Loan is modified pursuant to the ASF Framework and the loan could legally be modified, the OCA will not object to continued status of the transferee as a qualifying special-purpose entity (QSPE) under Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). Management intends to conform with ASF Framework guidelines and to continue to comply with QSPE requirements under SFAS 140.

Investment in Operating Leases
Investment in operating leases is reported at cost, less accumulated depreciation and net of origination fees or costs. Income from operating lease assets, which includes lease origination fees net of lease origination costs, is recognized as operating lease revenue on a straight-line basis over the scheduled lease term. Depreciation of vehicles is generally provided on a straight-line basis to an estimated residual value over a period, consistent with the term of the underlying operating lease agreement. We evaluate our depreciation policy for leased vehicles on a regular basis.

We have significant investments in the residual values of assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts and are initially recorded based on residual values established at contract inception by consulting independently published residual value guides. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and may make adjustments to the depreciation rates to the extent the expected value of the vehicle (including any residual support payments from GM) at lease termination changes. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary based on market considerations and portfolio characteristics. Impairment is determined to exist if the undiscounted expected future cash flows are lower than the carrying value of the asset. When a lease vehicle is returned to us, the asset is reclassified from investment in operating leases to other assets at the lower-of-cost or estimated fair value, less costs to sell.

Mortgage Servicing Rights
Primary servicing involves the collection of payments from individual borrowers and the distribution of these payments to the investors. Master servicing rights represent our right to service mortgage- and asset-backed securities and whole-loan packages issued for investors. Master servicing involves the collection of borrower payments from primary servicers and the distribution of those funds to investors in mortgage- and asset-backed securities and whole-loan packages.

We capitalize the value expected to be realized from performing specified mortgage servicing activities for others as mortgage servicing rights (MSRs). These capitalized servicing rights are purchased or retained upon sale or securitization of mortgage loans. Before January 1, 2006, mortgage servicing rights were recorded on both securitizations that were accounted for as sales, as well as those accounted for as secured financings. Effective January 1, 2006, with the adoption of SFAS 156, mortgage-servicing rights are not recorded on securitizations accounted for as secured financings. We measure mortgage servicing assets and liabilities at fair value at the date of sale.

We define our classes of servicing rights based on both the availability of market inputs and the manner in which we manage the risks of our servicing assets and liabilities. We manage our servicing rights at the legal entity level domestically and the reportable operating segment level internationally, and sufficient market inputs exist to determine the fair value of our recognized servicing assets and liabilities.

Since quoted market prices for MSRs are not available, we estimate the fair value of MSRs by determining the present value of future expected cash flows using modeling techniques that incorporate management’s best estimates of key variables, including expected cash flows, credit losses, prepayment speeds, and return requirements commensurate with the risks involved. Cash flow assumptions are based on our actual performance, and where possible, the reasonableness of assumptions is periodically validated through comparisons to other market participants. Credit loss assumptions are based upon historical experience and the characteristics of individual loans underlying the MSRs. Prepayment speed estimates are determined from historical prepayment rates on similar assets or obtained from third-party data. Return requirement assumptions are determined using data obtained from market participants, where available, or based on current relevant interest rates plus a risk-adjusted spread. Since many factors can affect the estimate of the fair value of mortgage servicing rights, we regularly evaluate the major assumptions and modeling techniques used in our estimate and review these assumptions against market comparables, if available. We monitor the actual performance of our MSRs by regularly comparing actual cash flow, credit, and prepayment experience to modeled estimates.

Reinsurance
We assume and cede insurance risk under various reinsurance agreements. We seek to reduce the loss that may arise from catastrophes or other events that cause unfavorable

Notes to Consolidated Financial Statements
GMAC LLC •

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

Repossessed and Foreclosed Assets
Assets are classified as repossessed and foreclosed and included in other assets when physical possession of the collateral is taken, regardless of whether foreclosure proceedings have taken place. Repossessed and foreclosed assets are carried at the lower of the outstanding balance at the time of repossession or foreclosure or the fair value of the asset less estimated costs to sell. Losses on the revaluation of repossessed and foreclosed assets are charged to the allowance for credit losses at the time of repossession. Subsequent holding period losses and losses arising from the sale of repossessed assets collateralizing automotive finance receivables and loans are expensed as incurred in other operating expenses.

Goodwill and Other Intangibles
Goodwill and other intangible assets, net of accumulated amortization, are reported in other assets. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires us to define the reporting units and compare the fair value of each of these reporting units to the respective carrying value. The reporting units used for our 2006 testing represented our operating segments as disclosed in Note 23. During the third quarter of 2007, we reevaluated our reporting units and determined that our Insurance and ResCap operating segments have reporting units one level below the operating segment, and therefore, goodwill should be evaluated at the lower level. Insurance has four reporting units based on product offerings, while ResCap’s reporting units are consistent with its reportable segments in its stand-alone financial statements. The primary factors considered for this change were how management operates, reports, and manages these segments. The fair value of the reporting units in our impairment test is determined based on various analyses, including discounted cash flow projections. If the carrying value is less than the fair value, no impairment exists, and the second step does not need to be completed. If the carrying value is higher than the fair value, there is an indication that impairment may exist, and a second step must be performed to compute the amount of the impairment, if any. SFAS 142 requires goodwill to be tested for impairment annually at the same time every year, and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our annual goodwill impairment assessment takes place during the fourth quarter each year. Certain triggering events necessitated an impairment review during the third quarter of 2007 for ResCap’s goodwill reporting units. See Note 11 for a discussion of the related goodwill impairment charge.

Other intangible assets, which include customer lists, trademarks, and other identifiable intangible assets, are amortized on a straight-line basis over an estimated useful life of 3 to 15 years.

Impairment of Long-lived Assets
The carrying value of long-lived assets (including premises and equipment and investment in operating leases as well as certain identifiable intangibles) are evaluated for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable from the estimated undiscounted future cash flows expected to result from their use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of their carrying amount to future net undiscounted cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No material impairment was recognized in 2007, 2006, or 2005.

Property and Equipment
Property and equipment, stated at cost net of accumulated depreciation and amortization, are reported in other assets. Included in property and equipment are certain buildings, furniture and fixtures, leasehold improvements, company vehicles, IT hardware and software, and capitalized software costs. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which generally ranges from 3 to 30 years. Capitalized software is generally amortized on a straight-line basis over its useful life for a period not to exceed three years. Capitalized software that is not expected to provide substantive service potential or for which development costs significantly exceed the amount originally expected is considered impaired and written down to fair value. Software

Notes to Consolidated Financial Statements
GMAC LLC •

expenditures that are considered general, administrative, or of a maintenance nature are expensed as incurred. Depreciation and amortization expense for property and equipment for the years ended December 31, 2007, 2006, and 2005, was $196 million, $253 million, and $288 million, respectively.

Deferred Policy Acquisition Costs
Commissions, including compensation paid to producers of extended service contracts and other costs of acquiring insurance that are primarily related to and vary with the production of business, are deferred and recorded in other assets. These costs are subsequently amortized over the terms of the related policies and service contracts on the same basis as premiums and revenue are earned, except for direct response advertising costs, which are amortized over a three-year period based on the anticipated future benefit.

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

Reserves for Insurance Losses and Loss Adjustment Expenses
Reserves for insurance losses and loss adjustment expenses are established for the unpaid cost of insured events that have occurred as of a point in time. More specifically, the reserves for insurance losses and loss adjustment expenses represent the accumulation of estimates for reported losses and a provision for losses incurred but not reported, including claims adjustment expenses, relating to direct insurance and assumed reinsurance agreements. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred and netted against insurance losses and loss adjustment expenses. Reserves are established for each business at the lowest meaningful level of homogeneous data based on actuarial analysis and volatility considerations. Since the reserves are based on estimates, the ultimate liability may be more or less than the reserves. Adjustments in the estimated reserves are included in the period in which the adjustments are considered necessary. These adjustments may occur in future periods and could have a material impact on our consolidated financial position, results of operations, or cash flows.

Derivative Instruments and Hedging Activities
In accordance with SFAS 133, all derivative financial instruments, whether designated for hedging relationships or not, are required to be recorded on the balance sheet as assets or liabilities, carried at fair value. At inception of a hedging relationship, we designate each qualifying derivative financial instrument as a hedge of the fair value of a specifically identified asset or liability (fair value hedge) or as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). We also use derivative financial instruments, which although acquired for risk management purposes, do not qualify for hedge accounting under GAAP. Changes in the fair value of derivative financial instruments that are designated and qualify as fair value hedges, along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative financial instruments is recorded in accumulated other comprehensive income, a component of equity, and recognized in the income statement when the hedged cash flows affect earnings. Changes in the fair value of derivative financial instruments held for risk management purposes that do not meet the criteria to qualify as hedges under GAAP are reported in current period earnings. The ineffective portions of fair value and cash flow hedges are immediately recognized in earnings.

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on our Consolidated Balance Sheet to specific firm commitments or the forecasted transactions. Both at the hedge’s inception and on an ongoing basis, we formally assess whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in fair values or cash flows of hedged items.

The hedge accounting treatment described herein is no longer applied if a derivative financial instrument is terminated or the hedge designation is removed or is assessed to be no longer highly effective. For these terminated fair value hedges, any changes to the hedged asset or liability remain as part of the basis of the asset or liability and are recognized into income over the remaining life of the asset or liability. In 2007 we discontinued hedge accounting for mortgage loans held for sale. For terminated cash flow hedges, unless it is probable that the forecasted cash flows will not occur within a specified period, any changes in fair value of the derivative financial instrument previously recognized remain in other comprehensive income, a

Notes to Consolidated Financial Statements
GMAC LLC •

component of equity, and are reclassified into earnings in the same period that the hedged cash flows affect income.

Loan Commitments
We enter into commitments to make loans whereby the interest rate on the loan is set before funding (i.e., interest rate lock commitments). Interest rate lock commitments for loans to be originated or purchased for sale and for loans to be purchased and held for investment are derivative financial instruments carried at fair value in accordance with SFAS 133 and Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105). SAB 105 provides specific guidance on the measurement of loan commitments, specifying that fair value measurement exclude any expected future cash flows related to the customer relationship or loan servicing. Servicing assets are recognized once they are contractually separated from the underlying loan by sale or securitization. Interest rate lock commitments for loans to be held for sale are recorded as derivatives. Subsequent changes in value from the time of the lock are recognized as assets or liabilities, with a corresponding adjustment to current period earnings. The determination of the change in fair value does not include an estimate of the future MSR that will arise when the loan is sold or securitized.

Income Taxes
Prior to November 30, 2006, we filed a consolidated U.S. federal income tax return with GM. The portion of the consolidated tax recorded by us and our subsidiaries included in the consolidated tax return generally was equivalent to the liability that we would have incurred on a separate return basis and was settled as GM’s tax payments became due.

During 2006, we and a number of our U.S. subsidiaries converted to limited liability companies (LLCs) and effective November 28, 2006, became pass-through entities for U.S. federal income tax purposes. Income taxes incurred by these converting entities have been provided through November 30, 2006, as required under the tax-sharing agreement between GM and GMAC. With a few minor exceptions, subsequent to November 30, 2006, U.S. federal and state and local income taxes have not been provided for these entities as they have generally ceased to be taxable entities. Any related deferred taxes have been eliminated with respect to entities that have ceased to be taxable enterprises. Entity level taxes still apply for a small number of state and local tax jurisdictions along with foreign withholding taxes. Where an entity level or withholding tax applies, it has been provided for in the consolidated financial statements.

Our banking, insurance, and foreign subsidiaries are generally corporations and continue to be subject to and provide for U.S. federal, state, and foreign income taxes. Deferred tax assets and liabilities are established for future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. In addition, tax benefits related to positions considered uncertain are recognized only if, based on the technical merits of the issue, we are more likely than not to sustain the position and then at the largest amount that is greater than 50% likely to be realized upon ultimate settlement.

Membership Interests
Before the Sale Transactions, GMAC was a wholly owned subsidiary of GM and, accordingly, there was no market for our common ownership interests. After the Sale Transactions, there continues to be no established trading market for our ownership interests as we are a privately held company. We currently have authorized and outstanding common membership interests consisting of 55,072 Class A Membership Interests and 52,912 Class B Membership Interests, which have equal rights and preferences in the assets of GMAC. FIM Holdings owns all 55,072 Class A Interests (a 51% ownership interest in us) and GM, through wholly owned subsidiaries, owns all 52,912 Class B Interests (a 49% ownership interest in us). In addition, we have authorized and outstanding 1,021,764 Preferred Membership Interests (Preferred Interests), all of which are held by GM Preferred Finance Co. Holdings Inc., a wholly owned subsidiary of GM.

Effective November 1, 2007, FIM Holdings and GM Finance Co. Holdings LLC (GM Finance) executed an amendment to the GMAC Amended and Restated Limited Liability Company Operating Agreement (the Amendment) that resulted in certain modifications to GMAC’s capital structure. Prior to the Amendment, GMAC had authorized and outstanding 51,000 Class A Interests, all held by FIM Holdings, and 49,000 Class B Interests, all held by GM Finance. Prior to the Amendment, GMAC further had authorized and outstanding 2,110,000 Preferred Membership Interests, 555,000 of which were held by FIM Holdings (the Original FIM Preferred Interests), and 1,555,000 of which were held by GM Preferred Finance Co. Holdings Inc. (the Original GM Preferred Interests). The Amendment resulted in the conversion of 100% of the Original FIM Preferred Interests into 4,072 additional Class A Interests and the conversion of 533,236 of the Original GM Preferred Interests into 3,912 additional Class B Interests (collectively, the Conversions). Following the Conversions, FIM Holdings continues to hold 51% of GMAC’s Common Equity Interests, and GM Finance and GM Preferred Finance Co. Holdings Inc. collectively hold 49% of GMAC’s Common Equity Interests, as described above. The converted Preferred

Notes to Consolidated Financial Statements
GMAC LLC •

Interests have been deemed no longer issued and outstanding. All other terms and conditions related to the Common Equity Interests and the remaining Preferred Interests remain unchanged.

Prior to the Conversions, the Preferred Interests were deemed to be redeemable at the option of the holder, due to the collective holders (FIM Holdings and GM) having control of the Board. In accordance with Emerging Issues Task Force Topic No. D-98, Classification and Measurement of Redeemable Securities (EITF D-98), the Preferred Interests were recorded as mezzanine equity at their redemption value, due to this substantive redemption feature, with subsequent revaluation at each balance sheet date. The initial accretion to redemption value, dividends on the Preferred Interests, and revaluation adjustments were recorded to retained earnings. Subsequent to the Conversions, the remaining Preferred Interests are solely owned by GM. As GM does not have control of the Board, the remaining shares do not have the substantive redemption feature, at the option of the holder, noted above. As such, these interests do not qualify as mezzanine equity pursuant to EITF D-98, and were therefore reclassed to permanent equity at their carrying value after the conversions.

We have further authorized 5,820 Class C Membership Interests, which are considered “profit interests” and not “capital interests” as defined in Revenue Procedure 93-27, 1993-2 C.B. 343. These Class C Membership Interests may be issued from time to time pursuant to the GMAC Management LLC Class C Membership Interest Plan. There were 4,799 Class C Membership Interests outstanding as of December 31, 2007.

Membership Interest Distributions
We are required to make certain distributions to holders of the Preferred Interests (preferred holders). Distributions will be made in cash on a pro rata basis within ten business days of delivering the GMAC financial statements to the members. Distributions are issued in units of $1,000 and will accrue yield during each fiscal quarter at a rate of 10% per annum. Our Board may reduce any distribution to the extent required to avoid a reduction of the equity capital of GMAC below a minimum amount of equity capital equal to the net book value of GMAC as of November 30, 2006 (determined in accordance with GAAP). In addition, our Board may suspend the payment distributions with respect to any one or more fiscal quarters with majority members’ consent. If distributions are not made with respect to any fiscal quarter, the distributions will be noncumulative and will be reduced to zero. If the accrued yield of GMAC’s Preferred Interests for any fiscal quarter is fully paid to the preferred members, the excess of the net financial book income of GMAC in any fiscal quarter over the amount of yield distributed to the holders of our preferred equity interests in such fiscal quarter will be distributed to the holders of our common membership interests (Class A and Class B Membership Interests) as follows: at least 40% of the excess will be paid for fiscal quarters ending prior to December 31, 2008, and at least 70% of the excess will be paid for fiscal quarters ending after December 31, 2008. In this event, distribution priorities are to common membership interest holders first, up to the agreed upon amounts, and then ratably to Class A, Class B, and Class C Membership Interest holders based on the total interest of each such holder. During 2007, there were no distributions to Class A, Class B, and Class C Membership Interest holders. Preferred Interest distributions accrued in 2007 and 2006 were $192 million and $21 million, respectively.

In the event of sale or dissolution of GMAC, cash proceeds available for distribution to the members shall be distributed first to the Preferred Interest holders ratably for the amount of preferred accrued dividends. Thereafter, distributions shall be made to the Preferred Interest holders ratably for the amount of aggregate unreturned preferred capital amounts, until the unreturned preferred capital amounts are fully paid. Following these dividends to preferred holders, distributions shall be made to the holders of our common equity interest ratably until such holders have received a return of their agreed initial value. Finally, remaining distributions shall be made to Class A, Class B, and Class C Membership Interest holders based on the total interest of each such holder.

Share-based Incentive Plans
We have two share-based compensation plans for executives, a Long-Term Phantom Interest Plan (LTIP) and a Management Profits Interest Plan (MPI), which were approved by the Compensation Committee. These compensation plans provide our executives with an opportunity to share in the future growth in value of GMAC. While the plans were formed in 2006, no grants were made until the first quarter of 2007.

The LTIP is an incentive plan for executives based on the appreciation of GMAC’s value in excess of a return of 10% during a three-year performance period. The awards vest at the end of the performance period and are paid in cash following a valuation of GMAC performed by FIM Holdings. The awards do not entitle the participant to an equity-ownership interest in GMAC. The plan authorizes 500 units to be granted for the performance period ending December 31, 2009, of which approximately 372 units were granted and outstanding at December 31, 2007. The LTIP awards are accounted for under SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), as they meet the definition of share-based compensation awards. Under SFAS 123(R), the awards require liability treatment and are remeasured

Notes to Consolidated Financial Statements
GMAC LLC •

quarterly at fair value until they are settled. The compensation cost related to these awards will be ratably charged to expense over the requisite service period, which is the vesting period ending December 31, 2009. The quarterly fair value remeasurement will encompass changes in the market and industry, as well as our latest forecasts for the performance period. Changes in fair value relating to the portion of the awards that have vested will be recognized in earnings in the period in which the changes occur. The fair value of the awards outstanding at December 31, 2007, was approximately $41 million of which $12 million was recognized as expense during 2007.

The MPI is an incentive plan whereby Class C Membership interests in GMAC held by a management company are granted to senior executives. The total Class C Membership interests are 5,820 of which approximately 4,799 were outstanding at December 31, 2007. Half of the awards vest based on a service requirement, and half vest based on meeting operating performance objectives. The service portion vests ratably over five years beginning January 3, 2008, and on each of the next four anniversaries thereafter. The performance portion vests based on five separate annual targets. If the performance objectives are met, that year’s pro rata share of the awards vest. If the current year objectives are not met, but the annual performance objectives of a subsequent year are met, all unvested shares from previous years will vest. Any unvested awards as of December 31, 2011, shall be forfeited. The MPI awards are accounted for under SFAS 123(R) as they meet the definition of share-based compensation awards. Under SFAS 123(R), the awards require equity treatment and are fair valued as of their grant date using assumptions such as our forecasts, historical trends, and the overall industry and market environment. Compensation expense for the MPI shares is ratably charged to expense over the five-year requisite service period for service-based awards and over each one-year requisite service period for the performance-based awards, both to the extent the awards actually vest. During the third quarter of 2007, the performance vesting for 2007 was not deemed to be probable. As such, the remaining expense for the 2007 performance vesting portion of the awards will be ratably accrued throughout the remaining 2007 and 2008 performance periods. The value of the awards outstanding at December 31, 2007, was approximately $25 million of which $4 million was recognized as expense during 2007.

Change in Accounting Principle
Financial Accounting Standards Board (FASB) Interpretation No. 48 — On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained solely on its technical merits. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. The cumulative effect of applying FIN 48 was recorded directly to retained earnings and reported as a change in accounting principle. The adoption of this interpretation as of January 1, 2007, did not have a material impact on our consolidated financial position. Gross unrecognized tax benefits totaled approximately $126 million at January 1, 2007, of which approximately $124 million would affect our effective tax rate, if recognized.

We recognize interest and penalties accrued related to uncertain income tax positions in interest expense and other operating expenses, respectively. As of January 1, 2007, we had approximately $116 million accrued for the payment of interest and penalties.

SFAS No. 158 — In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), which amends SFAS No. 87, Employers’ Accounting for Pensions; SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits; SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; and SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. The asset or liability is the offset to accumulated other comprehensive income, consisting of previously unrecognized prior service costs and credits, actuarial gains or losses, and accumulated transition obligations and assets. SFAS 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. The standard provides two transition alternatives for companies to make the measurement-date provisions. We adopted the recognition and disclosure elements of SFAS 158, which did not have a material effect on our consolidated financial position, results of operations, or cash flows. In addition, we will adopt the measurement elements of SFAS 158 for the year ending December 31, 2008. We do not expect the adoption of the measurement elements to have a material impact on our consolidated financial condition, results of operations, or cash flows.

Notes to Consolidated Financial Statements
GMAC LLC •

Recently Issued Accounting Standards
SFAS No. 157 — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstance. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an arm’s-length transaction between market participants in the markets where we conduct business. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. The level of the reliability of inputs utilized for fair value calculations drives the extent of disclosure requirements of the valuation methodologies used under the standard. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 are required to be applied prospectively, except for certain financial instruments for which the standard should be applied retrospectively. We adopted SFAS 157 on January 1, 2008, on a prospective basis. This included inventorying all items recorded at fair value and, where necessary, modifying valuation models in accordance with SFAS 157. The impact of adopting SFAS 157 on January 1, 2008, resulted in an increase to retained earnings of approximately $18 million, related to the recognition of day-one gains on purchased MSRs and certain residential loan commitments.

SFAS No. 159 — In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008. We elected to measure at fair value certain financial assets and liabilities including certain collateralized debt obligations and certain mortgage loans held for investment in financing securitization structures. The estimated cumulative effect to beginning retained earnings is a decrease of $149 million on January 1, 2008.

FASB Staff Position (FSP) FIN 39-1 — In April 2007, the FASB issued FSP FIN 39-1, Amendment of FASB Interpretation No. 39. FSP FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN 39-1 on January 1, 2008, did not result in a material change to our consolidated balance sheet and did not impact our results of operations.

SEC Staff Accounting Bulletin No. 109 — In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (SAB 109). SAB 109 provides the SEC staff’s views on the accounting for written loan commitments recorded at fair value under GAAP and revises and rescinds portions of SAB 105, Application of Accounting Principles to Loan Commitments (SAB 105). SAB 105 provided the views of the SEC staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to SFAS 133. SAB 105 states that in measuring the fair value of a derivative loan commitment, the staff believed it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and expresses the current view of the SEC staff that, consistent with the guidance in SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS 159, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that the SEC staff believed that internally developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. SAB 109 retains that SEC staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings.

The SEC staff expects registrants to apply the views of SAB 109 in measuring the fair value of derivative loan commitments on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning

Notes to Consolidated Financial Statements
GMAC LLC •

after December 15, 2007. The impact of adopting SAB 109 will not have a material impact on our consolidated financial condition and results of operations.

SFAS No. 141(R) — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces FASB Statement No. 141, Business Combinations. SFAS 141(R) establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008. SFAS 141(R), effective for GMAC on January 1, 2009, applies to all transactions or other events in which GMAC obtains control in one or more businesses. Management will assess each transaction on a case-by-case basis as they occur.

SFAS No. 160 — In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160), which requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and early adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management is currently assessing the retrospective impacts of adoption and will assess new transactions as they occur.

FSP FAS 140-3 — In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS 140-3), which provides a consistent framework for the evaluation of a transfer of a financial asset and subsequent repurchase agreement entered into with the same counterparty. FSP FAS 140-3 provides guidelines that must be met in order for an initial transfer and subsequent repurchase agreement to not be considered linked for evaluation. If the transactions do not meet the specified criteria, they are required to be accounted for as one transaction. This FSP is effective for fiscal years beginning after November 15, 2008, and shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after adoption. Management is currently assessing the impact of further adoption.

2.  Insurance Premiums and Service Revenue Earned

The following table is a summary of insurance premiums and service revenue written and earned:

	2007		2006		2005
Year ended December 31, ($ in millions)	Written	Earned	Written	Earned	Written	Earned

Insurance premiums
Direct	$2,726	$2,810	$2,575	$2,733	$2,493	$2,644
Assumed	671	675	696	693	634	595

Gross insurance premiums	3,397	3,485	3,271	3,426	3,127	3,239
Ceded	(452)	(460)	(451)	(450)	(401)	(387)

Net insurance premiums	2,945	3,025	2,820	2,976	2,726	2,852
Service revenue	1,134	1,353	1,215	1,207	1,345	910

Insurance premiums and service revenue written and earned	$4,079	$4,378	$4,035	$4,183	$4,071	$3,762

Notes to Consolidated Financial Statements
GMAC LLC •

3.  Other Income

Details of other income were as follows:

Year ended December 31, ($ in millions)	2007	2006	2005

Real estate services	$218	$593	$712
Interest and service fees on transactions with GM (a)	326	576	568
Interest on cash equivalents	449	489	480
Other interest revenue	581	536	450
Gain on extinguishment of debt	563	—	—
Full-service leasing fees	332	280	170
Late charges and other administrative fees	177	164	164
Mortgage processing fees and other mortgage income	96	136	461
Interest on restricted cash deposits	145	119	102
Real estate and other investments	74	106	157
Insurance service fees	154	131	111
Factoring commissions	55	60	74
Specialty lending fees	39	57	59
Fair value adjustment on certain derivatives (b)	100	6	(36)
Other	(14)	390	927

Total other income	$3,295	$3,643	$4,399

(a)	Refer to Note 19 for a description of transactions with GM.
(b)	Refer to Note 16 for a description of our derivative instruments and hedging activities.

4.  Other Operating Expenses

Details of other operating expenses were as follows:

Year ended December 31, ($ in millions)	2007	2006	2005

Insurance commissions	$947	$898	$901
Technology and communications expense	655	573	591
Professional services	451	493	452
Advertising and marketing	282	363	359
Mortgage representation and warranty obligation	256	66	(13)
Premises and equipment depreciation	196	253	288
Rent and storage	227	243	272
Full-service leasing vehicle maintenance costs	298	257	236
Lease and loan administration	208	222	196
Auto remarketing and repossession	220	288	187
Restructuring expenses	134	—	—
Operating lease disposal loss (gain)	27	29	(304)
Other	1,385	1,091	969

Total other operating expenses	$5,286	$4,776	$4,134

Notes to Consolidated Financial Statements
GMAC LLC •

5.  Investment Securities

Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale and held-to-maturity securities were as follows:

	2007				2006
		Gross				Gross
		unrealized		Fair		unrealized		Fair
December 31, ($ in millions)	Cost	gains	losses	value	Cost	gains	losses	value

Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,687	$30	($1)	$1,716	$3,173	$3	($19)	$3,157
States and political subdivisions	695	23	(3)	715	734	23	(1)	756
Foreign government securities	795	7	(2)	800	809	6	(5)	810
Mortgage-backed securities:
Residential	230	1	—	231	185	—	(2)	183
Commercial	18	—	—	18	26	—	—	26
Asset-backed securities	1,412	1	(1)	1,412	1,735	2	—	1,737
Interest-only strips	11	7	—	18	43	10	—	53
Corporate debt securities	6,548	24	(84)	6,488	3,713	18	(32)	3,699
Other	1,532	4	(10)	1,526	994	9	(3)	1,000

Total debt securities (a)	12,928	97	(101)	12,924	11,412	71	(62)	11,421
Equity securities	475	185	(22)	638	418	161	(5)	574

Total available-for-sale securities	$13,403	$282	($123)	$13,562	$11,830	$232	($67)	$11,995

Held-to-maturity securities
Total held-to-maturity securities	$3	$—	$—	$3	$12	$—	$—	$12

(a)	In connection with certain borrowings and letters of credit relating to certain assumed reinsurance contracts, $162 million and $194 million of primarily U.S. Treasury securities were pledged as collateral as of December 31, 2007 and 2006, respectively.

Notes to Consolidated Financial Statements
GMAC LLC •

We had other than temporary impairment write-downs of $5 million, $12 million, and $16 million for the years ended December 31, 2007, 2006, and 2005, respectively. Gross unrealized gains and losses on investment securities available-for-sale totaled $989 million and $106 million, respectively, as of December 31, 2005.

The fair value, unrealized gains (losses) and amount pledged as collateral for our portfolio of trading securities were as follows:

December 31, ($ in millions)	2007	2006

Trading securities
Fair value
U.S. Treasury Securities	$257	$401
Mortgage-backed securities
Residential	924	1,748
Commercial	6	—
Mortgage residual interests	686	1,019
Asset-backed securities	469	19
Interest-only strips	771	572
Principal-only strips	46	957
Debt and other	16	68

Total trading securities	$3,175	$4,784

Net unrealized (losses) gains (a)	($635)	$118
Pledged as collateral	$752	$3,681

(a)	Unrealized gains and losses are included in investment income on a current period basis. Net unrealized gains totaled $131 million at December 31, 2005.

The maturity distribution of available-for-sale and held-to-maturity debt securities outstanding is summarized in the following table. Prepayments may cause actual maturities to differ from scheduled maturities.

	Available-		Held-to-
	for-sale		maturity
December 31, 2007		Fair		Fair
($ in millions)	Cost	value	Cost	value

Due in one year or less	$2,943	$2,962	$—	$—
Due after one year through five years	5,913	5,870	—	—
Due after five years through ten years	1,999	2,002	—	—
Due after ten years	699	707	—	—
Mortgage-backed securities and interests in securitization trusts	1,374	1,383	3	3

Total securities	$12,928	$12,924	$3	$3

The following table presents gross gains and losses realized upon the sales of available-for-sale securities.

Year ended December 31,
($ in millions)	2007	2006	2005

Gross realized gains (a)	$253	$1,081	$186
Gross realized losses	(65)	(76)	(66)

Net realized gains	$188	$1,005	$120

(a)	Gains realized in 2006 primarily relate to the rebalancing of the investment portfolio at our Insurance operations.

Notes to Consolidated Financial Statements
GMAC LLC •

Certain available-for-sale securities were sold at a loss in 2007, 2006, and 2005 as a result of market conditions within these respective periods (e.g., a downgrade in the rating of a debt security). In the opinion of management, the gross unrealized losses in the table below are not considered to be other than temporarily impaired.

	2007				2006
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
		Unrealized		Unrealized		Unrealized		Unrealized
($ in millions)	Fair value	loss	Fair value	loss	Fair value	loss	Fair value	loss

Available-for-sale securities:
Debt securities
U.S. Treasury and federal agencies	$130	$—	$212	($1)	$858	($3)	$919	($16)
States and political subdivisions	78	(1)	31	(2)	127	(1)	29	—
Foreign government securities	290	(1)	51	(1)	338	(3)	81	(2)
Residential mortgage-backed securities	17	—	17	—	60	—	82	(2)
Asset-backed securities	—	—	185	(1)	—	—	—	—
Corporate debt securities	1,000	(13)	3,294	(71)	697	(3)	1,191	(29)
Other	519	(9)	53	(1)	299	(1)	107	(2)

Total temporarily impaired debt securities	2,034	(24)	3,843	(77)	2,379	(11)	2,409	(51)
Equity securities	125	(19)	9	(3)	73	(4)	7	(1)

Total available-for-sale securities	$2,159	($43)	$3,852	($80)	$2,452	($15)	$2,416	($52)

6.  Finance Receivable and Loans

The composition of finance receivables and loans outstanding was as follows:

	2007			2006
December 31, ($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total

Consumer
Retail automotive	$20,030	$25,576	$45,606	$40,568	$20,538	$61,106
Residential mortgages	34,839	7,324	42,163	65,928	3,508	69,436

Total consumer	54,869	32,900	87,769	106,496	24,046	130,542
Commercial
Automotive
Wholesale	14,689	8,272	22,961	12,723	7,854	20,577
Leasing and lease financing	296	930	1,226	326	901	1,227
Term loans to dealers and others	2,478	857	3,335	1,843	764	2,607
Commercial and industrial	6,431	2,313	8,744	14,068	2,213	16,281
Real estate construction and other	2,943	536	3,479	2,969	243	3,212

Total commercial	26,837	12,908	39,745	31,929	11,975	43,904

Total finance receivables and loans (a) (b)	$81,706	$45,808	$127,514	$138,425	$36,021	$174,446

(a)	Net of unearned income of $4.0 billion and $5.7 billion at December 31, 2007, and 2006, respectively.
(b)	The aggregate amount of finance receivables and loans maturing in the next five years is as follows: $46,461 million in 2008; $13,742 million in 2009; $11,232 million in 2010; $7,500 million in 2011; $7,127 million in 2012; and $45,451 million in 2013 and thereafter. Prepayments and charge-offs may cause actual maturities to differ from scheduled maturities.

In addition to the finance receivables and loans outstanding held for investment as summarized in the table above, we had loans held for sale of $20.6 billion and $27.7 billion as of December 31, 2007 and 2006, respectively. As of December 31, 2007, loans held for sale by our Global Automotive Finance operations were $8.5 billion, compared to having no loans held for sale as of December 31, 2006. The increase in loans held for sale by our Global Automotive Finance operations is attributable to a change in our funding strategy as we have moved to an originate to distribute model. As of December 31, 2007, loans held for

Notes to Consolidated Financial Statements
GMAC LLC •

sale by ResCap were $12.1 billion, as compared to $27.1 billion as of December 31, 2006. As of December 31, 2006, our Commercial Finance operations also had $652 million of loans held for sale.

The following table presents an analysis of the activity in the allowance for credit losses on finance receivables and loans.

Year ended December 31,	2007			2006			2005
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total	Consumer	Commercial	Total

Allowance at beginning of year	$2,969	$607	$3,576	$2,652	$433	$3,085	$2,931	$471	$3,402
Provision for credit losses	2,600	496	3,096	1,668	332	2,000	1,006	68	1,074
Charge-offs
Domestic	(1,956)	(442)	(2,398)	(1,436)	(139)	(1,575)	(1,302)	(45)	(1,347)
Foreign	(219)	(74)	(293)	(182)	(35)	(217)	(194)	(26)	(220)

Total charge-offs	(2,175)	(516)	(2,691)	(1,618)	(174)	(1,792)	(1,496)	(71)	(1,567)

Recoveries
Domestic	207	17	224	198	14	212	168	9	177
Foreign	67	7	74	47	3	50	48	4	52

Total recoveries	274	24	298	245	17	262	216	13	229

Net charge-offs	(1,901)	(492)	(2,393)	(1,373)	(157)	(1,530)	(1,280)	(58)	(1,338)
Reduction of allowance due to deconsolidation (a)	(1,540)	—	(1,540)	—	—	—	—	(28)	(28)
Impacts of foreign currency translation	13	3	16	19	(1)	18	(9)	(15)	(24)
Securitization activity	—	—	—	3	—	3	4	(5)	(1)

Allowance at end of year	$2,141	$614	$2,755	$2,969	$607	$3,576	$2,652	$433	$3,085

(a)	During 2007, ResCap completed the sale of residual cash flows related to a number of on-balance sheet securitizations. ResCap completed the approved actions necessary to cause the securitization trusts to satisfy the qualifying special-purpose entity requirement of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The actions resulted in the deconsolidation of various securitization trusts.

Notes to Consolidated Financial Statements
GMAC LLC •

The following table presents information about commercial finance receivables and loans specifically identified for impairment.

December 31, ($ in millions)	2007	2006

Impaired loans	$677	$1,975
Related allowance	333	346
Average balance of impaired loans during the year	544	972

We have loans that were acquired in a transfer, which at acquisition had evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

The carrying amount of these loans, included in the balance sheet amounts of finance receivables and loans, was as follows:

December 31, ($ in millions)	2007	2006	2005

Consumer finance receivables	$2,590	$2,576	$1,658
Allowance	(97)	(105)	(103)

Total carrying amount	$2,493	$2,471	$1,555

For loans acquired after December 31, 2005, SOP 03-3 requires us to record revenue using an accretable yield method. The following table represents accretable yield activity:

Year ended December 31,
($ in millions)	2007	2006

Accretable yield at beginning of year	$146	$52
Additions	58	251
Accretion	(72)	(69)
Reclassification from nonaccretable difference	(6)	—
Transfers to assets held for sale	—	—
Disposals	(28)	(88)

Accretable yield at end of year	$98	$146

Loans acquired during each year for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

Year ended December 31,
($ in millions)	2007	2006

Contractually required payments receivable at acquisition — consumer	$2,605	$6,992
Cash flows expected to be collected at acquisition	968	3,155
Basis in acquired loans at acquisition	691	2,588

7.  Off-balance Sheet Securitizations

We securitize automotive and mortgage financial assets as a funding source. We sell retail finance receivables, wholesale and dealer loans, and residential mortgage loans in securitization transactions structured as sales. The following discussion and related information is only applicable to the transfers of finance receivables and loans that qualify as off-balance sheet securitizations under the requirements of SFAS 140.

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

As servicer, we generally receive a monthly fee stated as a percentage of the outstanding sold receivables. Typically, for retail automotive finance receivables where we are paid a fee, we have concluded that the fee represents adequate compensation as a servicer and, as such, no servicing asset or liability is recognized. Considering the short-term revolving nature of wholesale loans, no servicing asset or liability is recognized upon securitization of the loans. As of December 31, 2007, the weighted average basic servicing fees for our primary servicing activities were 100 basis points, 100 basis points, and 33 basis points of the outstanding principal balance for sold retail finance receivables, wholesale loans, and residential mortgage loans, respectively. Additionally, we retain the rights to cash flows remaining after the investors in most securitization trusts have received their contractual payments. In certain retail securitization transactions, retail receivables are sold on a servicing retained basis but with no servicing compensation and, as such, a servicing liability is established and recorded in other liabilities. As of December 31, 2007 and 2006, servicing liabilities of $9 million and $18 million, respectively, were outstanding related to these retail automotive securitization transactions. In addition, in 2005 we completed a retail automotive securitization where the servicing fee received is considered greater than adequate

Notes to Consolidated Financial Statements
GMAC LLC •

compensation requiring the recording of a servicing asset. As of December 31, 2007 and 2006, the fair value of the servicing asset was $0 million and $9 million, respectively.

For mortgage servicing, we capitalize the value expected to be realized from performing specified residential mortgage servicing activities as mortgage servicing rights. Refer to Note 9.

We maintain cash reserve accounts at predetermined amounts for certain securitization activities in the unlikely event that deficiencies occur in cash flows owed to the investors. The amounts available in these cash reserve accounts related to securitizations of retail finance receivables, wholesale loans, and residential mortgage loans, totaled $100 million, $811 million, and $277 million, as of December 31, 2007, respectively, and $39 million, $1,001 million, and $309 million as of December 31, 2006, respectively.

Key economic assumptions used in measuring the estimated fair value of retained interests of sales completed during 2007, 2006, and 2005, as of the dates of those sales, were as follows:

Retail
finance
Year ended December 31,	receivables (a)	ResCap (b)	Other (c)

2007
Key assumptions (d):
Annual prepayment speed (e)	1.2-1.4%	0.6-43.4%
Weighted average life (in years)	1.8-1.9	1.1-14.0
Expected credit losses	1.5-2.1%	0.0-14.5%
Discount rate	16.0-20.0%	4.3-32.6%

2006
Key assumptions (d):
Annual prepayment speed (e)	0.9-1.7%	0.0-90.0%
Weighted average life (in years)	1.5-1.8	1.1-10.5
Expected credit losses	0.4-0.9%	0.0-18.3%
Discount rate	9.5-16.0%	7.0-25.0%

2005
Key assumptions (d):
Annual prepayment speed (e)	0.9-1.1%	0.0-60.0%	0.0-50.0%
Weighted average life (in years)	1.6-1.7	1.1-8.5	0.3-9.9
Expected credit losses	0.4-1.6%	0.0-4.9%	0.0%
Discount rate	9.5-15.0%	6.5-21.4%	4.2-12.0%

(a)	The fair value of retained interests in wholesale securitizations approximates cost because of the short-term and floating-rate nature of wholesale loans.
(b)	Included within residential mortgage loans are home equity loans and lines, high loan-to-value loans, and residential first and second mortgage loans.
(c)	Represents the former GMAC Commercial Mortgage, for which we sold approximately 79% of our equity interest on March 23, 2006.
(d)	The assumptions used to measure the expected yield on variable-rate retained interests are based on a benchmark interest rate yield curve plus a contractual spread, as appropriate. The actual yield curve utilized varies depending on the specific retained interests.
(e)	Based on the weighted average maturity (WAM) for finance receivables and constant prepayment rate (CPR) for mortgage loans.

Notes to Consolidated Financial Statements
GMAC LLC •

The following table summarizes pretax gains on securitizations and certain cash flows received from and paid to securitization trusts for transfers of finance receivables and loans completed during 2007.

	2007
	Retail
	finance	Wholesale
Year ended December 31, ($ in millions)	receivables	loans	ResCap

Pretax gains on securitizations	$141	$511	$45
Cash inflows:
Proceeds from new securitizations	11,440	1,318	36,089
Servicing fees received	96	157	545
Other cash flows received on retained interests	284	522	401
Proceeds from collections reinvested in revolving securitizations	—	87,985	122
Repayments of servicing advances	79	—	987
Cash outflows:
Servicing advances	(90)	—	(1,023)
Purchase obligations and options:
Mortgage loans under conditional call option	—	—	(147)
Representations and warranties obligations	—	—	(457)
Administrator or servicer actions	(39)	—	(54)
Asset performance conditional calls	—	—	(607)
Cleanup calls	(8)	—	(254)

The following table summarizes pretax (losses) gains on securitizations and certain cash flows received from and paid to securitization trusts for transfers of finance receivables and loans completed during 2006 and 2005.

	2006			2005
	Retail			Retail
Year ended December 31,	finance	Wholesale		finance	Wholesale
($ in millions)	receivables	loans	ResCap	receivables	loans	ResCap	Other (a)

Pretax (losses) gains on securitizations	($51)	$601	$825	($2)	$543	$513	$76
Cash inflows:
Proceeds from new securitizations	6,302	—	65,687	4,874	7,705	41,987	4,731
Servicing fees received	65	181	480	65	179	245	21
Other cash flows received on retained interests	232	140	587	249	503	583	304
Proceeds from collections reinvested in revolving securitizations	—	96,969	—	—	102,306	—	—
Repayments of servicing advances	46	—	1,199	43	—	1,115	198
Cash outflows:
Servicing advances	(51)	—	(1,265)	(46)	—	(1,163)	(188)
Purchase obligations and options:
Mortgage loans under conditional call option	—	—	(20)	—	—	(9)	—
Representations and warranties obligations	—	—	(94)	—	—	(29)	—
Administrator or servicer actions	(27)	—	(60)	(76)	—	—	—
Asset performance conditional calls	—	—	(82)	—	—	(99)	—
Cleanup calls	(242)	—	(1,055)	(715)	—	(2,202)	—

(a)	Represents the former GMAC Commercial Mortgage for which we sold approximately 79% of our equity interest on March 23, 2006.

Notes to Consolidated Financial Statements
GMAC LLC •

The following table summarizes the key economic assumptions and the sensitivity of the fair value of retained interests at December 31, 2007 and 2006, to immediate 10% and 20% adverse changes in those assumptions.

	2007		2006
	Retail finance		Retail finance
Year ended December 31, ($ in millions)	receivables (a)	ResCap	receivables	ResCap

Carrying value/fair value of retained interests	$1,097	$912	$355	$1,420
Weighted average life (in years)	0.0-1.7	1.5-35.5	0.0-1.3	1.0-8.9
Annual prepayment rate	0.6-1.3%WAM	0.0-60.7%CPR	0.8-1.4%WAM	0.0-90.0%CPR
Impact of 10% adverse change	($5)	($26)	($4)	($55)
Impact of 20% adverse change	(10)	(49)	(7)	(102)

Loss assumption	0.3-2.3 (b)	0.0-38.0%	0.4-1.0% (b)	0.0-12.8%
Impact of 10% adverse change	($17)	($47)	($5)	($37)
Impact of 20% adverse change	(33)	(86)	(10)	(70)

Discount rate	6.7-25.0%	4.4-33.9%	9.5-16.0%	6.5-43.5%
Impact of 10% adverse change	($29)	($40)	($6)	($51)
Impact of 20% adverse change	(57)	(76)	(12)	(94)

Market rate	(c)	(c)	(c)	(c)
Impact of 10% adverse change	($2)	($13)	($4)	($38)
Impact of 20% adverse change	(4)	(23)	(9)	(74)

(a)	The fair value of retained interests in wholesale securitizations approximates cost of $959 million because of the short-term and floating-rate nature of wholesale receivables.
(b)	Net of a reserve for expected credit losses totaling $7 million and $8 million at December 31, 2007 and 2006, respectively. These amounts are included in the fair value of the retained interests, which are classified as investment securities.
(c)	Forward benchmark interest rate yield curve plus contractual spread.

These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities. Additionally, we hedge interest rate and prepayment risks associated with certain of the retained interests; the effects of these hedge strategies have not been considered herein.

Expected static pool net credit losses include actual incurred losses plus projected net credit losses divided by the original balance of the outstandings comprising the securitization pool. The following table displays the expected static pool net credit losses on our securitization transactions.

December 31, (a)	2007	2006	2005

Retail automotive	1.1%	0.6%	0.4%
Residential mortgage	0.0-38.0%	0.0-12.8%	0.0-16.9%
Other	(b)	(b)	0.0-6.7%

(a)	Static pool losses not applicable to wholesale finance receivable securitizations because of their short-term nature.
(b)	Represents the former commercial mortgage operations, for which we sold approximately 79% of our equity interest on March 23, 2006.

Notes to Consolidated Financial Statements
GMAC LLC •

The following table presents components of securitized financial assets and other assets managed, along with quantitative information about delinquencies and net credit losses.

	Total finance		Amount 60 days or
	receivables and loans		more past due		Net credit losses
December 31, ($ in millions)	2007	2006	2007	2006	2007	2006

Retail automotive	$68,382	$68,348	$654	$693	$672	$707
Residential mortgage	192,579	217,972	12,360	15,175	4,302	981

Total consumer	260,961	286,320	13,014	15,868	4,974	1,688

Wholesale	40,820	40,484	54	66	2	2
Commercial mortgage (a)	—	—	—	—	—	6
Other automotive and commercial	16,864	23,385	580	1,582	388	8

Total commercial	57,684	63,869	634	1,648	390	16

Total managed portfolio (b)	318,645	350,189	$13,648	$17,516	$5,364	$1,704

Securitized finance receivables and loans	(170,572)	(148,009)
Loans held for sale (unpaid principal)	(20,559)	(27,734)

Total finance receivables and loans	$127,514	$174,446

(a)	On March 23, 2006, we sold approximately 79% of our equity interest in Capmark, our commercial mortgage operations.
(b)	Managed portfolio represents finance receivables and loans on the balance sheet or that have been securitized, excluding securitized finance receivables and loans that we continue to service but have no other continuing involvement (i.e., in which we retain an interest or risk of loss in the underlying receivables).

8.  Investment in Operating Leases

Investments in operating leases were as follows:

December 31, ($ in millions)	2007	2006

Vehicles and other equipment, at cost	$40,410	$30,281
Accumulated depreciation	(8,062)	(6,097)

Investment in operating leases, net (a)	$32,348	$24,184

(a)	On November 22, 2006, $12.6 billion of operating lease assets consisting of $15.7 billion of vehicles at cost, net of $3.1 billion of accumulated depreciation were distributed to GM. Refer to Note 19 for further description of the distribution.

The future lease payments due from customers for equipment on operating leases at December 31, 2007, totaled $15,531 million and are due as follows: $6,873 million in 2008, $5,016 million in 2009, $2,887 million in 2010, $714 million in 2011, and $41 million in 2012 and after.

Our investments in operating lease assets represents the expected future cash flows we expect to realize under the operating leases and includes both customer payments and the expected residual value upon remarketing the vehicle at the end of the lease. As described in Note 19, GM may sponsor residual support programs that result in the contractual residual value being in excess of our standard residual value. GM reimburses us if remarketing sales proceeds are less than the customer’s contract residual value limited to our standard residual value. In addition to residual support programs, GM also participates in a risk-sharing arrangement whereby GM shares equally in residual losses to the extent that remarketing proceeds are below our standard residual rates (limited to a floor). In connection with the sale of 51% ownership interest in GMAC, GM settled its estimated liabilities with respect to residual support and risk sharing on a portion of our operating lease portfolio. Based on the December 31, 2007 outstanding U.S. operating lease portfolio, the maximum amount that could be paid by GM under the residual support programs and the risk-sharing arrangement is approximately $1.1 billion and $1.1 billion, respectively, as more fully discussed in Note 19.

9.  Mortgage Servicing Rights

We define our classes of servicing rights based on both the availability of market inputs and the manner in which we manage our risks of our servicing assets and liabilities. We manage our servicing rights at the reportable operating segment level and where sufficient market inputs exist to determine the fair value of our recognized servicing assets and servicing liabilities.

Notes to Consolidated Financial Statements
GMAC LLC •

The following table summarizes activity related to mortgage servicing rights (MSRs) carried at fair value.

($ in millions)	2007	2006

Estimated fair value at January 1,	$4,930	$4,021
Additions obtained from sales of financial assets	1,597	1,723
Additions from purchases of servicing rights	3	12
Subtractions from disposals	(564)	—
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(687)	(44)
Other changes in fair value	(572)	(776)
Other changes that affect the balance	(4)	(6)

Estimated fair value at December 31,	$4,703	$4,930

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

The key economic assumptions and sensitivity of the current fair value of MSRs to immediate 10% and 20% adverse changes in those assumptions are as follows:

December 31, ($ in millions)	2007	2006

Range of prepayment speeds (constant prepayment rate)	0.0-49.1%	1.0-43.2%
Impact on fair value of 10% adverse change	($265)	($227)
Impact on fair value of 20% adverse change	($501)	($413)
Range of discount rates	5.0-29.0%	8.0-14.0%
Impact on fair value of 10% adverse change	($66)	($67)
Impact on fair value of 20% adverse change	($120)	($132)

These sensitivities are hypothetical and should be considered with caution. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (e.g., increased market interest rates may result in lower prepayments and increased credit losses), which could magnify or counteract the sensitivities. Further, these sensitivities show only the change in the asset balances and do not show any expected change in the fair value of the instruments used to manage the interest rates and prepayment risks associated with these assets.

The primary risk relating to servicing rights is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher than expected prepayments, which could reduce the value of the mortgage servicing rights. We economically hedge the income statement impact of these risks with both derivative and nonderivative financial instruments. These instruments include interest rate swaps, caps and floors, options to purchase these items, futures, and forward contracts and/or purchasing or selling U.S. Treasury and principal-only securities. At December 31, 2007, the fair value of derivative financial instruments and nonderivative financial instruments used to mitigate these risks amounted to $901 million and $257 million, respectively. At December 31, 2006, the fair value of derivative financial instruments and nonderivative financial instruments used to mitigate these risks amounted to $159 million and $1.3 billion, respectively. The change in the fair value of the derivative financial instruments amounted to a loss of $716 million and $281 million for the years ended December 31, 2007 and 2006, respectively, and is included in servicing asset valuation and hedge activities, net in our Consolidated Statement of Income.

The components of servicing fees were as follows:

Year ended December 31,
($ in millions)	2007	2006

Contractual servicing fees, net of guarantee fees and including subservicing	$1,517	$1,327
Late fees	164	130
Ancillary fees	110	127

Total	$1,791	$1,584

We pledged MSRs of $2.7 billion and $2.4 billion as collateral for borrowings at December 31, 2007 and 2006, respectively.

We have an active risk management program to hedge the value of MSRs. The MSRs risk management program contemplates the use of derivative financial instruments, U.S. treasury securities, and principal-only securities that experience changes in value offsetting those of the MSRs in response to changes in market interest rates. See Note 16 for a discussion of the derivative financial instruments used to hedge mortgage-servicing rights. U.S. Treasury securities used in connection with this risk management strategy are designated as trading or available-for-sale.

Notes to Consolidated Financial Statements
GMAC LLC •

10.  Premiums and Other Insurance Receivables

Premiums and other insurance receivables consisted of the following:

December 31, ($ in millions)	2007	2006

Prepaid reinsurance premiums	$364	$367
Reinsurance recoverable on unpaid losses	893	876
Reinsurance recoverable on paid losses (a)	52	95
Premiums receivable (b)	721	678

Total premiums and other insurance receivables	$2,030	$2,016

(a)	Net of $1 million allowance for uncollectible reinsurance recoverable on paid losses at December 31, 2006.
(b)	Net of $9 million and $7 million allowance for uncollectible premiums receivable at December 31, 2007 and 2006, respectively.

11.  Other Assets

Other assets consisted of:

December 31, ($ in millions)	2007	2006
Property and equipment at cost	$1,759	$1,645
Accumulated depreciation	(1,200)	(1,067)

Net property and equipment	559	578
Cash reserve deposits held for securitization trusts (a)	3,350	2,623
Fair value of derivative contracts in receivable position	4,448	2,544
Real estate and other investments (b)	2,237	3,074
Restricted cash collections for securitization trusts (c)	2,397	1,858
Goodwill	1,496	1,827
Deferred policy acquisition cost	1,702	1,740
Accrued interest and rent receivable	881	1,315
Repossessed and foreclosed assets, net	1,347	1,215
Debt issuance costs	601	643
Servicer advances	1,847	606
Securities lending	856	445
Investment in used vehicles held for sale, at lower of cost or market	792	423
Subordinated note receivable	250	250
Intangible assets, net of accumulated amortization (d)	93	59
Receivables related to taxes	—	9
Other assets	4,170	4,287

Total other assets	$27,026	$23,496

(a)	Represents credit enhancement in the form of cash reserves for various securitization transactions we have executed. On November 22, 2006, $710 million of cash reserve deposits were transferred to GM as part of a distribution of certain securitized U.S. lease assets. Refer to Note 19 for further description of the distribution.
(b)	Includes residential real estate investments of $1 billion and $2 billion and related accumulated depreciation of $16 million and $13 million for years ended December 31, 2007 and 2006, respectively.
(c)	Represents cash collection from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.
(d)	Aggregate amortization expense on intangible assets was $18 million and $16 million, including $1 million for Capmark for the year ended December 31, 2006. Amortization expense is expected to average $12 million per year over the next five fiscal years. In addition, during 2006, our Commercial Finance Group had $13 million of intangible assets that were deemed impaired and subsequently written off during the third quarter of 2006.

Notes to Consolidated Financial Statements
GMAC LLC •

The changes in the carrying amounts of goodwill for the periods shown were as follows:

	North
	American	International
($ in millions)	Operations	Operations	ResCap	Insurance	Other	Total

Goodwill at beginning of 2006	$14	$504	$460	$669	$799	$2,446
Goodwill acquired	—	—	3	148	—	151
Impairment losses (a)	—	—	—	—	(827)	(827)
Other	—	3	1	—	—	4
Foreign currency translation effect	—	16	7	2	28	53

Goodwill at beginning of 2007	$14	$523	$471	$819	$—	$1,827
Goodwill acquired	—	—	—	134	—	134
Impairment losses (b)	—	—	(455)	—	—	(455)
Other	—	—	(2)	—	2	—
Foreign currency translation effect	—	4	(14)	—	—	(10)

Goodwill at end of 2007	$14	$527	$—	$953	$2	$1,496

(a)	Following attrition of key personnel around the middle of 2006, our Commercial Finance reporting unit initiated a goodwill impairment test, in accordance with SFAS 142, outside the normal fourth quarter cycle. A necessary precedent to this test was a thorough review of the business by new leadership, with a particular focus on long-term strategy. As a result of the review the operating divisions were reorganized, and the decision was made to implement a different exit strategy for the workout portfolio and to exit product lines with lower returns. These decisions had a significant impact on expected asset levels and growth rate assumptions used to estimate the fair value of the business. In particular, the analysis performed during the third quarter incorporates management’s decision to discontinue activity in the equipment finance business, which had a portfolio of over $1 billion, representing approximately 20% of Commercial Finance business’s average commercial loan portfolio during 2006. Consistent with the prior analysis, the fair value of the Commercial Finance business was determined using an internally developed discounted cash flow analysis based on five-year projected net income and a market driven terminal value multiple. Based upon the results of the assessment, we concluded the carrying value of goodwill exceeded its fair value, resulting in an impairment loss of $827 million during 2006.
(b)	During the three months ended September 30, 2007, we initiated an evaluation of goodwill of ResCap for potential impairment in accordance with SFAS 142. This interim test was initiated in light of deteriorating conditions in the residential and home building markets, including significant changes in the mortgage secondary market, tightening underwriting guidelines, reducing product offerings, and recent credit downgrades of ResCap’s unsecured debt obligations. These factors had a significant impact on our view of ResCap’s future expected asset levels and growth rate assumptions. Consistent with prior assessments, the fair value of the ResCap business was determined using an internally developed discounted cash flow methodology. In addition, we took into consideration other relevant indicators of value available in the marketplace such as recent market transactions and trading values of all ResCap goodwill exceeded its fair value, resulting in an impairment loss of $455 million in 2007.

Notes to Consolidated Financial Statements
GMAC LLC •

12.  Debt

In the following table, we classify domestic and foreign debt on the basis of the location of the office recording the transaction.

	Weighted
	average interest
	rates (a)		2007			2006
December 31, ($ in millions)	2007	2006	Domestic	Foreign	Total	Domestic	Foreign	Total
Short-term debt
Commercial paper			$440	$999	$1,439	$742	$781	$1,523
Demand notes			6,382	202	6,584	5,917	157	6,074
Bank loans and overdrafts			563	6,619	7,182	991	5,272	6,263
Repurchase agreements and other (b)			7,920	10,681	18,601	22,506	7,232	29,738

Total short-term debt	6.6%	5.8%	15,305	18,501	33,806	30,156	13,442	43,598
Long-term debt
Due within one year	6.1%	5.5%	23,356	14,173	37,529	20,010	15,204	35,214
Due after one year	6.3%	5.9%	95,833	25,409	121,242	135,693	22,589	158,282

Total long-term debt	6.3%	5.9%	119,189	39,582	158,771	155,703	37,793	193,496
Fair value adjustment (c)			592	(21)	571	(3)	(106)	(109)

Total debt			$135,086	$58,062	$193,148	$185,856	$51,129	$236,985

(a)	The weighted average interest rates include the effects of derivative financial instruments designated as hedges of debt.
(b)	Repurchase agreements consist of secured financing arrangements with third parties at ResCap. Other primarily includes nonbank secured borrowings, as well as notes payable to GM. Refer to Note 19 for further details.
(c)	To adjust designated fixed-rate debt to fair value in accordance with SFAS 133.

The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements:

	2007		2006
		Related secured		Related secured
December 31, ($ in millions)	Assets	debt (a)	Assets	debt (a)

Loans held for sale	$10,437	$6,765	$22,834	$20,525
Mortgage assets held for investment and lending receivables	45,534	33,911	80,343	68,333
Retail automotive finance receivables	23,079	19,094	17,802	16,439
Wholesale automotive finance receivables	10,092	7,709	2,108	1,479
Investment securities	880	788	3,662	4,523
Investment in operating leases, net	20,107	17,926	8,258	7,636
Real estate investments and other assets	14,429	4,616	8,025	4,550

Total	$124,558	$90,809	$143,032	$123,485

(a)	Included as part of secured debt are repurchase agreements of $3.6 billion and $11.5 billion where we have pledged assets as collateral for approximately the same amount of debt at December 31, 2007 and 2006, respectively.

From time to time, we repurchase our publicly traded debt as part of our cash and liquidity management strategy. In the fourth quarter of 2007, we paid $900 million through open-market repurchases and $241 million through a tender offer for publicly traded ResCap debt securities, resulting in an after-tax gain of $563 million. Also in the fourth quarter, we paid $287 million through open-market repurchases of GMAC debt securities, resulting in an after-tax gain of $16 million. In October 2006, we successfully completed a debt tender offer by paying $1 billion to retire a portion of our deferred interest debentures, resulting in a $135 million after-tax loss.

Notes to Consolidated Financial Statements
GMAC LLC •

The following table presents the scheduled maturity of long-term debt at December 31, 2007, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	Secured	Unsecured	Total
2008	$19,590	$17,575	$37,165
2009	16,146	14,910	31,056
2010	12,636	10,066	22,702
2011	2,510	13,397	15,907
2012	2,823	7,804	10,627
2013 and thereafter	19,288	22,431	41,719

Long-term debt (a)	72,993	86,183	159,176
Unamortized discount	(108)	(297)	(405)

Total long-term debt	$72,885	$85,886	$158,771

(a)	Debt issues totaling $13,985 million are redeemable at or above par, at our option anytime before the scheduled maturity dates, the latest of which is November 2049.

To achieve the desired balance between fixed and variable-rate debt, we utilize interest rate swap and interest rate cap agreements. The use of these derivative financial instruments had the effect of synthetically converting $76.6 billion of our $111.6 billion of fixed-rate debt into variable-rate obligations and $9.5 billion of our $81.3 billion of variable-rate debt into fixed-rate obligations at December 31, 2007. In addition, certain of our debt obligations are denominated in currencies other than the currency of the issuing country. Foreign currency swap agreements are used to hedge exposure to changes in the exchange rates of these obligations.

Liquidity facilities
Liquidity facilities represent additional funding sources. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under them. The following table summarizes the liquidity facilities that we maintain.

	Total capacity		Unused capacity		Outstanding
December 31, ($ in billions)	2007	2006	2007	2006	2007	2006

Committed unsecured:
Automotive Finance operations	$8.9	$10.2	$7.0	$9.1	$1.9	$1.1
ResCap	3.6	4.0	1.8	2.0	1.8	2.0
Other	0.2	0.3	0.2	0.3	—	—
Committed secured:
Automotive Finance operations	90.3	91.2	57.9	65.9	32.4	25.3
ResCap	33.2	29.5	17.5	7.9	15.7	21.6
Other	22.8	13.9	11.5	10.1	11.3	3.8

Total committed facilities	159.0	149.1	95.9	95.3	63.1	53.8

Uncommitted unsecured:
Automotive Finance operations	9.7	8.7	1.4	1.4	8.3	7.3
ResCap	0.6	1.5	0.2	0.7	0.4	0.8
Other	0.2	0.1	—	—	0.2	0.1
Uncommitted secured:
ResCap	21.6	73.3	9.5	51.9	12.1	21.4

Total uncommitted facilities	32.1	83.6	11.1	54.0	21.0	29.6

Total	$191.1	$232.7	$107.0	$149.3	$84.1	$83.4

Certain of ResCap’s credit facilities contain a financial covenant, among other covenants, requiring ResCap to maintain a minimum consolidated tangible net worth (as defined in each respective agreement) as of the end of each fiscal quarter. Under the agreements, ResCap’s tangible net worth cannot fall below a base amount plus an amount equal to 25% of ResCap’s net income (if positive) for the fiscal year since the closing date of the applicable agreement. As of December 31, 2007, the most

Notes to Consolidated Financial Statements
GMAC LLC •

restrictive provision requires a minimum tangible net worth of $5.4 billion. ResCap’s reported tangible net worth as of December 31, 2007, was $6.0 billion.

13.	Reserves for Insurance Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the activity in the reserves for insurance losses and loss adjustment expenses.

Year ended December 31,
($ in millions)	2007	2006	2005
Balance at beginning of year	$2,630	$2,534	$2,505
Reinsurance recoverables	(876)	(762)	(775)

Net balance at beginning of year	1,754	1,772	1,730
Net reserves from acquisitions	418	80	—
Incurred related to
Current year	2,522	2,513	2,471
Prior years (a)	(71)	(93)	(116)

Total incurred (b)	2,451	2,420	2,355
Paid related to
Current year	(1,641)	(1,723)	(1,682)
Prior years	(808)	(803)	(619)

Total paid	(2,449)	(2,526)	(2,301)
Other (c)	22	8	(12)

Net balance at end of year (d)	2,196	1,754	1,772
Reinsurance recoverables	893	876	762

Balance at end of year	$3,089	$2,630	$2,534

(a)	Incurred losses and loss adjustment expenses during 2007 and 2006 were reduced by $71 million and $93 million, respectively, as a result of decreases in prior years’ reserve estimates for private passenger automobile coverages and certain reinsurance coverages assumed in both the United States and internationally, and extended service contracts internationally. In addition, 2006 included a $20 million reduction of reserves related to an insurance program, which was ultimately transferred to GM.
(b)	Reflected net of reinsurance recoveries totaling $246 million, $306 million, and $342 million for the years ended December 31, 2007, 2006, and 2005, respectively.
(c)	Effects of exchange-rate changes for the years ended December 31, 2007, 2006, and 2005.
(d)	Includes exposure to asbestos and environmental claims from the reinsurance of general liability, commercial multiple peril, homeowners’ and workers’ compensation claims. Reported claim activity to date has not been significant. Net reserves for loss and loss adjustment expenses for these matters were $5 million at December 31, 2007 and 2006, and $6 million at December 31, 2005.

14.  Deposit Liabilities

Deposit liabilities consisted of the following:

December 31, ($ in millions)	2007	2006

Noninterest bearing deposits	$1,570	$1,366
NOW and money market checking accounts	3,673	1,810
Certificate of deposit	7,697	6,390
Dealer wholesale deposits	2,300	2,213
Dealer term-loan deposits	41	75

Deposit liabilities	$15,281	$11,854

Noninterest bearing deposits primarily represent third-party escrows associated with ResCap’s loan servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At December 31, 2007, certificates of deposit included $6.6 billion of brokered certificates of deposit.

The following table presents the scheduled maturity of brokered deposits at December 31, 2007.

Year ended December 31, ($ in millions)

2008	$4,823
2009	1,235
2010	413
2011	115
2012	14

Total brokered deposits	$6,600

15.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of:

December 31, ($ in millions)	2007	2006

Fair value of derivative contracts in payable position	$1,311	$1,745
Employee compensation and benefits	458	540
Factored client payables	770	813
Securitization trustee payable	1,152	902
GM payable, net	513	70
Taxes payable	425	249
Accounts payable	1,970	1,844
Deferred revenue	1,184	1,623
Other liabilities	4,420	3,019

Total accrued expenses and other liabilities	$12,203	$10,805

Notes to Consolidated Financial Statements
GMAC LLC •

16.	Derivative Instruments and Hedging Activities

We enter into interest rate and foreign currency futures, forwards, options, and swaps in connection with our market risk management activities. Derivative instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, including investment securities, loans held for sale, mortgage servicing rights, debt, and deposits, as well as off-balance sheet securitizations. In addition, foreign exchange contracts are used to hedge foreign-currency-denominated debt and foreign exchange transactions. In accordance with SFAS 133, as amended and interpreted, we record derivative financial instruments on our Consolidated Balance Sheet as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative financial instruments and whether it qualifies for hedge accounting treatment.

Our primary objective for utilizing derivative financial instruments is to manage market risk volatility associated with interest rate and foreign currency risks related to the assets and liabilities of the automotive finance and mortgage operations. Managing this volatility enables us to price our finance and mortgage offerings at competitive rates and to minimize the impact of market risk on our earnings. These strategies are applied on a decentralized basis by the respective Global Automotive Finance and ResCap operations, consistent with the level at which market risk is managed, but are subject to various limits and controls at both the local unit and consolidated level. One of the key goals of our strategy is to modify the asset and liability and interest rate mix, including the assets and liabilities associated with securitization transactions that may be recorded in off-balance sheet special-purpose entities. In addition, we use derivative financial instruments to mitigate the risk of changes in the fair values of mortgage loans held for sale and mortgage servicing rights. Derivative financial instruments are also utilized to manage the foreign currency exposure related to foreign-currency-denominated debt. The following summarizes our derivative activity based on the accounting hedge designation:

Fair Value Hedges
Our fair value hedges consist of hedges of fixed-rate debt obligations. Interest rate swaps are used to modify our exposure to interest rate risk by converting fixed-rate debt to a floating rate. Generally, individual swaps are designated as hedges of specific debt at the time of issuance with the terms of the swap matching the terms of the underlying debt. As the terms of the swap are designed to match the terms of the debt, a significant portion of our debt obligation hedging relationships receive short-cut treatment under SFAS 133, resulting in the assumption of no hedge ineffectiveness. However, certain of our fair value hedges of debt do not receive short-cut treatment, because of differences in option features between the interest rate swap and the companion hedged debt or the underlying debt hedged was partially repurchased after the swap was traded. Ineffectiveness is measured based on the difference in the fair value movement of the swap and the related hedged debt. Effectiveness is assessed using historical data. We assess hedge effectiveness employing a statistical-based approach, which must meet thresholds for R-squared, slope, F-statistic, and T-statistic.

Cash Flow Hedges
We enter into derivative financial instrument contracts to hedge exposure to variability in cash flows related to floating-rate and foreign currency financial instruments. Interest rate swaps are used to modify exposure to variability in expected future cash flows attributable to variable-rate debt. Currency swaps and forwards are used to hedge foreign exchange exposure on foreign-currency-denominated debt by converting the funding currency to the same currency of the assets being financed. Similar to our fair value hedges, the swaps are generally entered or traded concurrent with the debt issuance, with the terms of the swap matching the terms of the underlying debt.

Economic Hedges not Designated as Accounting Hedges
We utilize certain derivative financial instruments that do not qualify or are not designated as hedges under SFAS 133 to facilitate securitization transactions and manage risks related to interest rate, price, and foreign currency. As these derivatives are not designated as accounting hedges, changes in the fair value of the derivative instruments are recognized in earnings each period.

•	Mortgage servicing rights — We enter into a combination of derivative contracts that are economic hedges of the servicing rights associated with groups of similar mortgage loans. These derivatives include interest rate caps and floors, futures options, futures, mortgage-backed security options, interest rate swaps and swaptions. The maturities of these instruments range between six months and twenty years. We have entered into written options on U.S. Treasury futures for notional amounts lower than purchased options on futures. The purchased option coverage is at a strike price less than or equal to the corresponding written option coverage, thereby mitigating our loss exposure. We are required to deposit cash in margin accounts maintained by counterparties for unrealized losses on future contracts.

•	Loans held for sale — We use derivative financial instruments to hedge exposure to risk associated with our mortgage and automotive loans held for sale. After

Notes to Consolidated Financial Statements
GMAC LLC •

mortgage loans are funded, they are generally sold into the secondary market to various investors, often as mortgage-backed securities sponsored by Fannie Mae, Freddie Mac, or Ginnie Mae. Mortgage loans that are not eligible for agency-sponsored securitization are sold through public or private securitization transactions or in whole-loan sales. Automotive loans are sold through public or private securitization transactions or in whole-loan sales. The primary risk associated with closed loans awaiting sale is a change in the fair value of the loans attributable to fluctuations in interest rates. Our primary strategies to protect against this risk are selling loans or mortgage-backed securities forward to investors using mandatory and optional forward commitments and the use of interest rate swaps.

•	Off-balance sheet securitization activities — We enter into interest rate swaps to facilitate securitization transactions where the underlying receivables are sold to a nonconsolidated QSPE. As the underlying assets are carried in a nonconsolidated entity, the interest rate swaps do not qualify for hedge accounting treatment.

•	Foreign currency debt — We have elected not to treat currency swaps that are used to convert foreign denominated debt back into the functional currency at a floating rate as hedges for accounting purposes. Although these currency swaps are similar to the foreign currency cash flow hedges described in the foregoing, we have not designated them as hedges as the changes in the fair values of the currency swaps are substantially offset by the foreign currency revaluation gains and losses of the underlying debt.

•	Mortgage related securities — We use interest rate options, futures, swaps, caps, and floors to mitigate risk related to mortgage related securities classified as trading.

•	Callable debt obligations — We enter into cancellable interest rate swaps as economic hedges of certain callable fixed-rate debt in connection with our market risk management policy. If the hedging relationship does not meet a specified effectiveness assessment threshold, it will be treated as an economic hedge. Prior to May 2007, all cancellable swaps hedging callable debt were treated as economic hedges.

The following table summarizes the pretax earnings effect for each type of hedge classification, segregated by the asset or liability hedged.

Year ended December 31,
($ in millions)	2007	2006	2005	Income statement classification

Fair value hedge ineffectiveness gain (loss):
Debt obligations	$54	$—	($2)	Interest expense
Mortgage servicing rights	—	—	57	Servicing asset valuation and hedge activities, net
Loans held for sale	(1)	(1)	(29)	Gain on sale of loans, net
Cash flow hedges ineffectiveness gain (loss):
Debt obligations	—	—	3	Interest expense
Economic hedge change in fair value:
Off-balance sheet securitization activities:
Automotive Finance operations	114	2	(36)	Other income
Mortgage operations	—	—	1	Other income
Foreign currency debt (a)	33	54	(202)	Interest expense
Loans held for sale or investment	(293)	35	59	Gain on sale of loans, net
Mortgage servicing rights	716	(281)	(55)	Servicing asset valuation and hedge activities, net
Mortgage related securities	(161)	3	(42)	Investment income
Callable debt obligations	49	(22)	(240)	Interest expense
Other	(37)	21	(11)	Other income, Interest expense, Other operating expenses

Net gains (losses)	$474	($189)	($497)

(a)	Amount represents the difference between the changes in the fair values of the currency swap, net of the revaluation of the related foreign denominated debt.

Notes to Consolidated Financial Statements
GMAC LLC •

The following table presents additional information related to our derivative financial instruments.

Year ended December 31, ($ in millions)	2007	2006	2005

Net gain on fair value hedges excluded from assessment of effectiveness	$—	$—	$59
Expected reclassifications from other comprehensive income to earnings (a)	2	8	12

(a)	Estimated to occur over the next 12 months.

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties which owe us under the contract completely fail to perform under the terms of those contracts, assuming no recoveries of underlying collateral, as measured by the market value of the derivative financial instrument. At December 31, 2007 and 2006, the market value of derivative financial instruments in an asset or receivable position (from our perspective) was $4.4 billion and $2.5 billion, including accrued interest of $400 million and $600 million, respectively. We minimize the credit risk exposure by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines. As of December 31, 2007, more than 88% of our exposure is with counterparties with a Fitch rating of A+ or higher (or an equivalent rating from another rating agency if a counterparty is not rated by Fitch), compared with more than 74% as of December 31, 2006. Additionally, we reduce credit risk on the majority of our derivative financial instruments by entering into legally enforceable agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. To further mitigate the risk of counterparty default, we maintain collateral agreements with certain counterparties. The agreements require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments meet established thresholds. We have placed cash deposits totaling $67 million and $206 million at December 31, 2007 and 2006, respectively, in accounts maintained by counterparties. We have received cash deposits from counterparties totaling $944 million and $215 million at December 31, 2007 and 2006, respectively. The cash deposits placed and received are included on our Consolidated Balance Sheet in other assets and accrued expenses and other liabilities, respectively.

17.	Pension and Other Postretirement Benefits

Pension
Certain of our employees were eligible to participate in separate retirement plans that provide for pension payments to eligible employees upon retirement based on factors such as length of service and salary. Pursuant to the Sale Transactions, we transferred, froze or terminated a portion of our other defined benefit plans. During 2006, we froze the benefits and participation of a pension plan covering primarily ResCap employees, which resulted in a curtailment gain of approximately $43 million. We also curtailed the GMAC Commercial Finance UK and GMAC Commercial Finance Canada (CF Canada) retirement plans in 2006, and subsequently terminated the CF Canada plan in 2007. We recorded a curtailment charge of approximately $9 million in 2006 for these plans, which was revised to approximately $4 million in 2007. Additionally, on April 30, 2007, we closed the GMAC UK (Car Care) pension plan to future accrual, thereby freezing the benefits for all participants. This resulted in a minimal impact on earnings. In 2006, we also recorded expense payments of approximately $48 million as a Section 75 debt obligation to fully fund the GMAC portion of the GM U.K. pension plans, as required under the UK Pension Act of 2004. All income and expense noted for pension accounting was recorded in compensation and benefits expense in our Consolidated Statement of Income.

Furthermore, prior to the consummation of the Sale Transactions on November 30, 2006, a number of our employees were eligible to participate in various domestic and foreign pension plans of GM. While we were a participating employer in these plans, GM allocated to us a portion of their pension expense, which was made on a pro rata basis and affected by the various assumptions (discount rate, return on plan assets, etc.) that GM utilized in determining its pension obligation. Upon completion of the sale, our employees were no longer eligible to participate in these pension plans. We also transferred to GM the financial liability associated with the GMAC portion of certain GM plans in Canada as of the sale date.

We adopted SFAS 158 in the fiscal year ended December 31, 2007, resulting in a $21 million increase in other assets, a $3 million increase in deferred tax assets, an $11 million increase in other liabilities, and a $13 million increase in accumulated other comprehensive income, net of tax. Each overfunded pension plan is recognized as an asset, and each underfunded pension plan is recognized as a liability. Unrecognized prior service costs or credits, net actuarial gains or losses and net transition obligations, as well as the subsequent changes in the funded status, are recognized as a component of accumulated other comprehensive loss in equity.

Notes to Consolidated Financial Statements
GMAC LLC •

December 31, 2007	Pre-SFAS 158	FAS 158	Post-SFAS 158
($ in millions)	adoption	adjustments	adoption

Other assets	$27,005	$21	$27,026
Deferred income taxes	1,253	(3)	1,250
Accrued expenses and other liabilities	12,192	11	12,203
Accumulated other comprehensive income (net of tax)	939	13	952

The following summarizes information relating to our pension plans:

Year ended December 31, ($ in millions)	2007	2006

Projected benefit obligation	$432	$434
Fair value of plan assets	426	391

Funded status	(6)	(43)
Unrecognized net actuarial gain	—	16
Unrecognized prior service cost	—	2
Net transition obligation	—	—

Accrued pension cost	($6)	($25)

The expected rate of return on plan assets is an estimate we determine by calculating the expected inflation and the expected real rate of return on stocks and bonds based on allocation percentages within the trust. The weighted average assumptions used for determining the net periodic benefit cost are as follows:

Year ended December 31,	2007	2006
Discount rate	5.60%	5.47%
Expected long-term return on plan assets	8.59%	8.48%
Rate of compensation increase	3.09%	4.40%

Net periodic pension expense includes the curtailment and other gains and losses from the transactions described above for 2007 and 2006. Net pension expense (income) for non-GM-sponsored plans totaled ($2) million, ($3) million, and $28 million for 2007, 2006, and 2005, respectively. Allocations received from GM related to net pension expense for our employees that participated in GM-sponsored plans in 2006 and 2005 was $80 million and $60 million, respectively.

Employer contributions to our pension plans for 2007 and 2006 were approximately $3 million and $4 million, respectively. We expect these contribution levels to remain minimal for 2008. The weighted-average asset allocations for our pension plans at December 31, 2007, by asset category are were follows: equity securities 58%, debt securities 35%, and other 7%.

Other Postretirement Benefits
Certain of our subsidiaries participated in various postretirement medical, dental, vision, and life insurance plans of GM, whereas other subsidiaries participated in separately maintained postretirement plans. These benefits were funded as incurred from our general assets. We previously accrued postretirement benefit costs over the active service period of employees to the date of full eligibility for these benefits. Effective November 30, 2006, upon completion of the sale, our employees were no longer eligible to participate in GM’s postretirement plans. Before the sale, GM agreed to assume or retain approximately $801 million of liabilities related to U.S.-based, GM-sponsored other postretirement benefit programs for our employees, as well as approximately $302 million of related deferred tax assets, and the net amount was recorded as a capital contribution. We have provided for certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as other postretirement benefits. Notwithstanding the recording of these amounts and the use of these terms, we do not admit or otherwise acknowledge that these amounts or existing postretirement benefit plans (other than pensions) represent legally enforceable liabilities. Other postretirement benefits expense (income), which is recorded in compensation and benefits expense in our Consolidated Statement of Income, totaled ($2) million, $35 million, and $88 million in 2007, 2006, and 2005, respectively. The decrease in expense during 2007 relates to the transactions described above. We expect our other postretirement benefit expense to be minimal in future years. The impact of the adoption of SFAS 158 for other postretirement benefits was a decrease to other liabilities of $5 million, an increase to deferred tax liabilities of $2 million, and an increase to accumulated other comprehensive income of approximately $3 million, net of tax.

Defined Contribution Plan
A significant number of our employees are covered by defined contribution plans. Employer contributions vary based on criteria specific to each individual plan and amounted to $71 million, $40 million, and $41 million in 2007, 2006, and 2005, respectively. These costs were also recorded in compensation and benefit expenses in our Consolidated Statement of Income. The increase in contributions for 2007 mainly resulted from the change of our benefit structure at the end of 2006 from defined benefit plans to defined contribution plans. Based on this benefit restructuring, we expect contributions for 2008 to be similar to contributions made in 2007.

Notes to Consolidated Financial Statements
GMAC LLC •

18.  Income Taxes

Effective November 28, 2006, GMAC, along with certain U.S. subsidiaries, became pass-through entities for U.S. federal income tax purposes. Income taxes incurred by these converting entities have been provided through November 30, 2006, as required under the tax-sharing agreement between GM and GMAC. Subsequent to November 30, 2006, U.S. federal and state and local income taxes have generally not been provided for these entities as they ceased to be taxable entities, with the exception of a few local jurisdictions that continue to tax LLCs or partnerships. Due to our change in tax status, a net deferred tax liability was eliminated through income tax expense totaling $791 million in 2006. Members each report their share of our taxable income in their respective income tax returns. Our banking, insurance, and foreign subsidiaries are generally corporations and continue to be subject to and provide for U.S. federal and foreign income taxes. The income tax expense related to these corporations is included in our income tax expense, along with other miscellaneous state, local, and franchise taxes of GMAC and certain other subsidiaries.

The significant components of income tax expense were as follows:

Year ended December 31, ($ in millions)	2007	2006	2005

Current income tax expense
U.S. federal	$268	$1,115	$620
Foreign	114	432	52
State and local	(55)	43	17

Total current expense	327	1,590	689

Deferred income tax expense
U.S. federal	108	(396)	168
Foreign	(76)	(316)	271
State and local	31	16	69

Total deferred expense (benefit)	63	(696)	508

Total income tax expense before change in tax status	390	894	1,197
Change in tax status	—	(791)	—

Total income tax expense	$390	$103	$1,197

A reconciliation of the statutory U.S. federal income tax rate to our effective tax rate applicable to income and our change in tax status is shown in the following table.

Year ended December 31,	2007	2006	2005

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Change in tax rate resulting from:
State and local income taxes, net of federal income tax benefit	—	1.8	1.8
Tax-exempt income	0.5	(0.9)	(1.1)
Foreign income tax rate differential	(4.5)	(5.4)	(1.9)
Goodwill impairment	(0.4)	7.5	—
Other (a)	0.1	(0.8)	0.6

Effective tax rate before change in tax status	30.7	37.2	34.4
Effect of valuation allowance change	(4.7)
Effect of tax status change	—	(35.5)	—
LLC loss not subject to federal or state income taxes	(46.1)	2.9	—

Effective tax rate	(20.1)%	4.6%	34.4%

Results for 2007 reflect the effect of our domestic subsidiaries generally not being taxed at the entity level resulting in our effective tax rate on a consolidated basis varying significantly in comparison with the same period in 2006. The primary reason is that the majority of the net loss experienced at ResCap is attributable to its LLCs and no tax benefits for these losses are recorded. Excluding ResCap, the consolidated effective tax rate is approximately 17%, which represents the provision for taxes

Notes to Consolidated Financial Statements
GMAC LLC •

at our non-LLC subsidiaries combined with taxable income that is not subject to tax at our LLC subsidiaries. The effective tax rates applicable to our non-LLC subsidiaries remain comparable with 2006.

At December 31, 2007, the valuation allowance is attributable to certain foreign subsidiaries, principally Canada, that based on actual and forecast operating results and, after consideration for available tax planning, we believe will be unable to utilize all or a portion of their loss carryforwards.

Deferred tax assets and liabilities result from differences between assets and liabilities measured for financial reporting purposes and those measured for income tax return purposes. Under the terms of the Purchase and Sale Agreement between GM and FIM Holdings LLC, the distribution of lease assets and assumption by GM of certain postretirement benefits resulted in a reduction of deferred tax liabilities and assets of $1,845 million and $302 million, respectively, in 2006. Additionally, the change in tax status resulted in a $791 million reduction in income tax expense related to the elimination of deferred tax liabilities and assets of $1,486 million and $695 million, respectively. The significant components of deferred tax assets and liabilities after consideration of these adjustments are reflected in the following table.

December 31, ($ in millions)	2007	2006

Deferred tax liabilities
Lease transactions	$1,549	$1,236
Deferred acquisition costs	560	560
Tax on unremitted earnings	51	46
Unrealized gains on securities	44	54
Accumulated translation adjustment	19	8
State and local taxes	17	1
Sales of finance receivables	8	45
Debt issuance costs	6	10
Other	18	82

Gross deferred tax liabilities	2,272	2,042

Deferred tax assets
Unearned insurance premiums	299	317
Tax loss carryforwards	248	156
Provision for credit losses	191	156
Contingency	141	82
Manufacturer incentive payments	58	132
Tax credit carryforwards	52	49
Depreciation	22	5
Postretirement benefits	15	27
Hedging transactions	9	1
Goodwill	3	(2)
Other	73	112

Gross deferred tax assets	1,111	1,035

Valuation allowance	(89)	—

Net deferred tax assets	$1,022	$1,035

Net deferred tax liability	$1,250	$1,007

At December 31, 2007, the book basis of our net assets for flow-through entities exceeded their tax basis by approximately $6,080 million as compared with $2,460 million at December 31, 2006, primarily related to lease transactions, mortgage-servicing rights, and sales of finance receivables.

Foreign pretax income (loss) totaled ($333) million in 2007, $336 million in 2006, and $988 million in 2005. Foreign pretax income is subject to U.S. taxation when effectively repatriated. For our entities that are disregarded for U.S. federal income tax purposes, it is the responsibility of our members to provide federal income taxes on the undistributed earnings of foreign subsidiaries to the extent these earnings are not deemed indefinitely reinvested outside the United States. For our banking and insurance subsidiaries that continue to be subject to U.S. federal income taxes, we provide for federal income taxes on the

Notes to Consolidated Financial Statements
GMAC LLC •

undistributed earnings of foreign subsidiaries, except to the extent these earnings are indefinitely reinvested outside the United States. At December 31, 2007, $4,895 million of accumulated undistributed earnings of foreign subsidiaries were indefinitely reinvested. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

For the eleven months ending November 30, 2006, and year ending December 31, 2005, GM had consolidated federal net operating losses. After GM utilized all prior year federal carryback potential, the remaining net operating losses were carried forward. The consolidated federal net operating losses also created charitable contribution deduction and foreign tax credit carryforwards. Pursuant to the tax-sharing agreement between GM and us, our allocation of consolidated tax attributes from GM for these periods’ federal net operating losses (due to certain loss subsidiaries), charitable contributions deduction, and foreign tax credits are carried forward for our subsidiaries that remain separate U.S. tax-paying entities. For GMAC and certain subsidiaries, which have converted to limited liability companies and have elected to be treated as pass-through entities, intercompany receivables from GM related to tax attributes totaling $1.1 billion were dividended to GM as of November 30, 2006.

Under the terms of the Purchase and Sale Agreement between GM and FIM Holdings LLC, the tax-sharing agreement between GM and us was terminated as of November 30, 2006. Terms of the sale agreement stipulate GM will indemnify us for any contingent tax liabilities related to periods before November 30, 2006, in excess of those established as of the sale date. Additionally, net tax-related assets consisting of tax deposits, claims, and contingencies as of November 30, 2006, for the converting entities have been assumed by and transferred to GM through equity totaling $107 million.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The cumulative effect of applying FIN 48 was recorded directly to retained earnings and reported as a change in accounting principle. The adoption of this interpretation did not have a material impact on our consolidated financial position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

($ in millions)

Balance at January 1, 2007	$126
Additions based on tax positions related to the current year	13
Additions for tax positions of prior years	5
Reductions for tax positions of prior years	(2)
Settlements	(1)
Foreign currency translation adjustments	14

Balance at December 31, 2007	$155

The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is approximately $153 million.

Included within deferred taxes and excluded from unrecognized tax benefits detailed above at December 31, 2007, are $260 million of tax positions for which ultimate deductibility is certain but for which there is uncertainty about the timing of deductibility. Under deferred tax accounting, the timing of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

We recognize interest and penalties accrued related to uncertain income tax positions in interest expense and other operating expenses, respectively. For the year ending December 31, 2007, $38 million was accrued for interest and penalties with the cumulative accrued balance as of that date totaling $164 million.

We anticipate the Internal Revenue Service examination of our U.S. income tax returns for 2001 through 2003, along with the examinations by various state and local jurisdictions, will be completed within the next twelve months. As such, it is reasonably possible that certain tax positions may be settled and the unrecognized tax benefits would decrease by approximately $10 million.

We file tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. For our most significant operations, as of December 31, 2007, the oldest tax years that remain subject to examination are: United States — 2001, Canada — 2003, Germany — 2003, United Kingdom — 1995, Mexico — 2001, Brazil — 2003, and Australia — 2002.

Notes to Consolidated Financial Statements
GMAC LLC •

19.  Related Party Transactions

Balance Sheet
A summary of the balance sheet effect of transactions with GM, FIM Holdings, and affiliated companies is as follows:

December 31, ($ in millions)	2007	2006

Assets:
Available-for-sale investment in asset-backed security (a)	$35	$471
Finance receivables and loans, net of unearned income
Wholesale auto financing (b)	717	938
Term loans to dealers (b)	166	207
Lending receivables (c)	145	—
Investment in operating leases, net (d)	330	290
Notes receivable from GM (e)	1,868	1,975
Other assets
Receivable related to taxes due from GM (f)	—	317
Subvention receivables (rate and residual support)	365	—
Lease pull-ahead receivable	22
Other	60	50
Liabilities:
Unsecured debt
Notes payable to GM	585	60
Accrued expenses and other liabilities
Wholesale payable	466	499
Subvention receivables (rate and residual support)	—	(309)
Lease pull-ahead receivable	—	(62)
Other receivables (payables)	55	(100)
Preferred interests (g)	—	2,195
Equity:
Dividends to members (h)	—	9,739
Preferred interests (g)	1,052	—
Conversion of preferred membership interests (g)	1,121	—
Capital contributions received (i)	1,080	951
Preferred interest accretion to redemption value and dividends	192	295

(a)	In November 2006, GMAC retained an investment in a note secured by operating lease assets transferred to GM. As part of the transfer, GMAC provided a note to a trust, a wholly owned subsidiary of GM. The note is classified in investment securities on our Consolidated Balance Sheet.
(b)	Represents wholesale financing and term loans to certain dealerships wholly owned by GM or in which GM has an interest.
(c)	Primarily represents loans with various affiliates of FIM Holdings.
(d)	Includes vehicles, buildings, and other equipment classified as operating lease assets that are leased to GM-affiliated and FIM Holdings-affiliated entities.
(e)	During 2007 and 2006, we have also provided wholesale financing to GM for vehicles, parts, and accessories in which GM retains title while consigned to us or dealers in the UK, Italy, and Germany. The financing to GM remains outstanding until the title is transferred to the dealers. The amount of financing provided to GM under this arrangement varies based on inventory levels. Also included in the 2007 balance is the note receivable from GM referenced in (f) below.
(f)	In November 2006, GMAC transferred NOL tax receivables to GM for entities converting to an LLC. For all nonconverting entities, the amount was reclassified to deferred income taxes on our Consolidated Balance Sheet. At December 31, 2006, this balance represents a 2006 overpayment of taxes from GMAC to GM under our former tax-sharing arrangement and was included in accrued expenses and other liabilities on our Consolidated Balance Sheet.
(g)	During the fourth quarter of 2007, GM and FIM Holdings converted $1.1 billion of preferred membership interest into common equity interests. Refer to Note 1 for further discussion.
(h)	Amount includes cash dividends of $4.8 billion and noncash dividends of $4.9 billion in 2006. During the fourth quarter of 2006, in connection with the Sale Transactions, GMAC paid $7.8 billion of dividends to GM, which was composed of the following: (i) a cash dividend of $2.7 billion representing a one-time distribution to GM primarily to reflect the increase in GMAC’s equity resulting from the elimination of a portion of our net deferred tax liabilities arising from the conversion of GMAC and certain of our subsidiaries to a limited liability company; (ii) certain assets with respect to automotive leases owned by GMAC and its affiliates having a net book value of approximately $4.0 billion and related deferred tax liabilities of $1.8 billion; (iii) certain Michigan properties with a carrying value of approximately $1.2 billion to GM; (iv) intercompany receivables from GM related to tax attributes of $1.1 billion; (v) net contingent tax assets of $491 million; and (vi) other miscellaneous transactions.
(i)	During the first quarter of 2007, under the terms of the Sale Transactions, GM made a capital contribution of $1 billion to GMAC. The amount in 2006 was composed of the following: (i) approximately $801 million of liabilities related to U.S.- and Canadian-based, GM-sponsored, other postretirement programs and related deferred tax assets of $302 million; (ii) contingent tax liabilities of $384 million assumed by GM; and (iii) deferred tax assets transferred from GM of $68 million.

Notes to Consolidated Financial Statements
GMAC LLC •

Income Statement
A summary of the income statement effect of transactions with GM and affiliated companies is as follows:

Year ended December 31, ($ in millions)	2007	2006	2005

Net financing revenue:
GM and affiliates lease residual value support (a)	$1,024	$749	$507
Wholesale subvention and service fees from GM	269	207	159
Interest paid on loans from GM	(23)	(50)	(46)
Consumer lease payments from GM (b)	39	74	168
Insurance premiums earned from GM	254	334	384
Other income:
Interest on notes receivable from GM and affiliates	134	282	300
Interest on wholesale settlements (c)	179	183	150
Revenues from GM leased properties, net	13	93	79
Derivatives (d)	(6)	(2)	—
Other	18	—	—
Service fee income:
GMAC of Canada operating lease administration (e)	—	—	18
Rental car repurchases held for resale (f)	—	18	22
U.S. Automotive operating leases (g)	26	37	—
Expense:
Employee retirement plan costs allocated by GM	(1)	136	157
Off-lease vehicle selling expense reimbursement (h)	(38)	(29)	(17)
Payments to GM for services, rent, and marketing expenses (i)	156	106	131

(a)	Represents total amount of residual support and risk sharing paid (or invoiced) under the residual support and risk-sharing programs and deferred revenue related to the settlement of residual support and risk-sharing obligations for a portion of the lease portfolio in 2006, as described below.
(b)	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle, with the customer’s remaining payment obligation waived. For certain programs, GM compensates us for the waived payments, adjusted based on the remarketing results associated with the underlying vehicle.
(c)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent wholesale settlements with GM are made before the expiration of transit, we receive interest from GM.
(d)	Represents income (loss) related to derivative transactions entered into with GM as counterparty.
(e)	GMAC of Canada, Limited administered operating lease receivables on behalf of GM of Canada, Limited (GMCL) and received a servicing fee, which was included in other income. As of October 2005, GMAC of Canada, Limited no longer administers these operating lease receivables.
(f)	Represents receive a servicing fee from GM related to the resale of rental car repurchases. At December 31, 2006, this program was terminated.
(g)	Represents servicing income related to automotive leases distributed to GM on November 22, 2006.
(h)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by us on off-lease vehicles sold by GM at auction.
(i)	We reimburse GM for certain services provided to us. This amount includes rental payments for our primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan, as well as exclusivity and royalty fees.

Retail and Lease Programs
GM may elect to sponsor incentive programs (on both retail contracts and operating leases) by supporting financing rates below the standard market rates at which we purchase retail contracts and leases. These marketing incentives are also referred to as rate support or subvention. When GM utilizes these marketing incentives, it pays us the present value of the difference between the customer rate and our standard rate at contract inception, which we defer and recognize as a yield adjustment over the life of the contract.

GM may also sponsor lease residual support programs as a way to lower customer monthly payments. Under residual support programs, the customer’s contractual residual value is adjusted above our standard residual values. Historically, GM reimbursed us at the time of the vehicle’s disposal if remarketing sales proceeds were less than the customer’s contractual residual value limited to our standard residual value. In addition to residual support programs, GM also participated in a risk-sharing arrangement whereby GM shared equally in residual losses to the extent that remarketing proceeds were below our standard residual values (limited to a floor).

In connection with the Sale Transactions, GM settled its estimated liabilities with respect to residual support and risk sharing on a portion of our operating lease portfolio and on the entire U.S. balloon retail receivables portfolio in a series of lump-sum payments. A negotiated amount totaling approximately $1.4 billion was agreed to by GM under these leases and balloon contracts and was paid to us. The payments were recorded as a deferred amount in accrued

Notes to Consolidated Financial Statements
GMAC LLC •

expenses and other liabilities on our Consolidated Balance Sheet. As these contracts terminate and the vehicles are sold at auction, the payments are treated as a component of sales proceeds in recognizing the gain or loss on sale of the underlying assets. As of December 31, 2007, the remaining deferred amount is $749 million.

In addition, with regard to U.S. lease originations and all U.S. balloon retail contract originations occurring after April 30, 2006, that remained with us after the consummation of the Sale Transactions. GM agreed to begin payment of the present value of the expected residual support owed to us at the time of contract origination as opposed to after contract termination at the time of sale of the related vehicle. The residual support amount GM actually owes us is finalized as the leases actually terminate. Under the terms of the residual support program, in cases where the estimate was incorrect, GM may be obligated to pay us, or we may be obligated to reimburse GM. For the affected contracts originated during the year ended December 31, 2007, GM paid or agreed to pay us a total of $1.1 billion.

Based on the December 31, 2007, outstanding U.S. operating lease portfolio, the additional maximum amount that could be paid by GM under the residual support programs is approximately $1.1 billion and would only be paid in the unlikely event that the proceeds from the entire portfolio of lease assets were lower than both the contractual residual value and our standard residual rates. Based on the December 31, 2007, outstanding U.S. operating lease portfolio, the maximum amount that could be paid under the risk-sharing arrangements is approximately $1.1 billion and would only be paid in the unlikely event that the proceeds from all outstanding lease vehicles were lower than our standard residual rates.

Retail and lease contracts acquired by us that included rate and residual subvention from GM, payable directly or indirectly to GM dealers, as a percentage of total new retail installment and lease contracts acquired, were as follows:

Year ended December 31,	2007	2006

GM and affiliates rate subvented contracts acquired:
North American operations	85%	90%
International operations (a)	42%	52%

(a)	The decrease in 2007 is primarily due to a price repositioning in Mexico, which improved the competitiveness of nonsubvented products and increased Mexico’s retail penetration by 2% in comparison with 2006 levels.

Distribution of Operating Lease Assets
In connection with the sale by GM of a 51% interest in GMAC, on November 22, 2006, GMAC transferred to GM certain GMAC U.S. lease assets, along with related secured debt and other assets as described in Notes 8, 11, and 12, respectively. GMAC retained an investment in a note, which had a balance as of December 31, 2007, of $35 million secured by the lease assets distributed to GM as described in Note 5. GMAC continues to service the assets and related secured debt on behalf of GM and receives a fee for this service. As it does for other securitization transactions, GMAC is obligated as servicer to repurchase any lease asset that is in breach of any of the covenants of the securitization documents. In addition, in a number of the transactions securitizing the lease assets transferred to GM, the trusts issued one or more series of floating-rate debt obligations and entered into primary derivative transactions to remove the market risk associated with funding the fixed payment lease assets with floating interest rate debt. To facilitate these securitization transactions, GMAC entered into secondary derivative transactions with the primary derivative counterparties, essentially offsetting the primary derivatives. As part of the distribution, GM assumed the rights and obligations of the primary derivative whereas GMAC retained the secondary, leaving both companies exposed to market value movements of their respective derivatives. GMAC and GM have subsequently entered into derivative transactions with each other intended to offset the exposure each party has to its component of the primary and secondary derivatives.

Exclusivity Arrangement
GM and GMAC have entered into several service agreements, which codify the mutually beneficial historical relationship between GM and GMAC. In connection with the agreements, GMAC has been granted a 10-year exclusivity right covering U.S. subvented automotive consumer business that ends in November 2016. In return for this exclusivity, GMAC will pay GM an annual exclusivity fee of $75 million and is committed to provide financing to GM customers in accordance with historical practices. Specifically, in connection with the U.S. Consumer Financing Agreement, GMAC must meet certain targets with respect to consumer retail and lease financings of new GM vehicles. If the contractual commitments are not met, GM may assess financial penalties to GMAC, or even rescind GMAC’s exclusivity rights. The agreement provides GMAC ample flexibility to provide GM with required financing support without compromising GMAC’s underwriting standards.

In addition, we have entered into various services agreements with GM designed to document and maintain the current and historical relationship between us. We are required to pay GM fees in connection with certain of these agreements related to our financing of GM consumers and dealers in certain parts of the world.

Notes to Consolidated Financial Statements
GMAC LLC •

Royalty Arrangement
For certain insurance products, GM and GMAC have entered into the Intellectual Property License Agreement for the right of GMAC to use the GM name on certain insurance products. In exchange, GMAC will pay to GM a minimum annual guaranteed royalty fee of $15 million.

Other
GM also provides payment guarantees on certain commercial assets we have outstanding with certain third-party customers. As of December 31, 2007 and 2006, commercial obligations guaranteed by GM were $107 million and $216 million, respectively. In addition, we have a consignment arrangement with GM for commercial inventories in Europe. As of December 31, 2007 and 2006, commercial inventories related to this arrangement were $90 million and $151 million, respectively, and are reflected in other assets on our Consolidated Balance Sheet.

GM Call Option
GM retains an option to repurchase certain assets from us related to the Automotive Finance operations of our North American operations and our International operations. This option, which was granted pursuant to the Purchase and Sale Agreement, expires on the earlier of (i) November 2016 and (ii) the date upon which GM’s common equity interest in GMAC falls below 15%. GM’s exercise of the option is conditional on GM’s credit rating being investment grade or higher than our credit rating. The call option price will be calculated as the higher of (i) fair market value, determined in accordance with procedures set forth in the Purchase and Sale Agreement, or (ii) 9.5 times the consolidated net income of our Automotive Finance operations in either the calendar year the call option is exercised or the calendar year immediately following the year the call option is exercised. As required by the Purchase and Sale Agreement, we have created a subsidiary and have contributed to it certain Automotive Finance assets to facilitate GM’s potential exercise of the call option.

20.  Comprehensive Income

Comprehensive income is composed of net income and other comprehensive income, which includes the after-tax change in unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments, cash flow hedging activities, and SFAS 158 adoption. The following table presents the components and annual activity in other comprehensive income:

	Unrealized			Cumulative	Accumulated
	gains (losses)			effect of	other
Year ended December 31,	on investment	Translation	Cash flow	SFAS 158	comprehensive
($ in millions)	securities (a)	adjustments (b)	hedges	adoption	income (loss)

Balance at December 31, 2004	$626	$366	$176	$—	$1,168
2005 net change	(89)	(295)	46	—	(338)

Balance at December 31, 2005	537	71	222	—	830
2006 net change	(431)	291	(205)	—	(345)

Balance at December 31, 2006	106	362	17	—	485
2007 net change	(14)	490	(26)	17	467

Balance at December 31, 2007	$92	$852	($9)	$17	$952

(a)	Primarily represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.
(b)	Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar. Net change amounts are net of tax expense of $11 million, tax benefit of $37 million, and tax benefit $35 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Notes to Consolidated Financial Statements
GMAC LLC •

The net changes in the following table represent the sum of net unrealized gains (losses) of available-for-sale securities and net unrealized gains (losses) on cash flow hedges with the respective reclassification adjustments. Reclassification adjustments are amounts recognized in net income during the current year and that were reported in other comprehensive income in previous years. The 2006 amounts also include the cumulative effect of a change in accounting principle due to the adoption of SFAS 156. SFAS 156, upon initial adoption, permitted a one-time reclassification of available-for-sale securities to trading securities for securities, which were identified as offsetting an entity’s exposure or liabilities that a servicer elects to subsequently measure at fair value.

Year ended December 31,
($ in millions)	2007	2006	2005

Available-for-sale securities:
Cumulative effect of a change in accounting principle, net of taxes:
Transfer of unrealized loss for certain available-for-sale securities	$—	$17	$—
Net unrealized (losses) gains arising during the period, net of taxes (a)	(1)	204	(11)
Reclassification adjustment for net gains included in net income, net of taxes (b)	(13)	(652)	(78)

Net change	(14)	(431)	(89)

Cash flow hedges:
Net unrealized (losses) gains on cash flow hedges, net of taxes (c)	(71)	(207)	45
Reclassification adjustment for net losses included in net income, net of taxes (d)	45	2	1

Net change	($26)	($205)	$46

(a)	Net of tax expense of $24 million for 2007, tax expense of $106 million for 2006, and tax benefit of $6 million for 2005.
(b)	Net of tax expense of $8 million for 2007, $351 million for 2006, and $42 million for 2005.
(c)	Net of tax benefit of $12 million for 2007, tax benefit of $121 million for 2006, and tax expense of $23 million for 2005.
(d)	Net of tax benefit of $12 million for 2007, and $1 million for 2006, and 2005.

21.  Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which a financial instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based upon appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein is based on information available at December 31, 2007 and 2006. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates; therefore, the current estimates of fair value at dates after December 31, 2007 and 2006, could differ significantly from these amounts.

Notes to Consolidated Financial Statements
GMAC LLC •

The following table presents the carrying and estimated fair value of assets and liabilities considered financial instruments under Statements of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107). Accordingly, certain items that are not considered financial instruments are excluded from the table.

	2007		2006
	Carrying	Fair	Carrying	Fair
December 31, ($ in millions)	value	value	value	value

Financial assets
Investment securities	$16,740	$16,740	$16,791	$16,791
Loans held for sale	20,559	20,852	27,718	28,025
Finance receivables and loans, net	124,759	122,378	170,870	171,076
Notes receivable from GM	1,868	1,868	1,975	1,975
Derivative assets	4,448	4,448	2,544	2,544
Financial liabilities
Debt (a)	193,547	179,400	237,338	237,733
Deposit liabilities	12,851	13,020	9,566	9,566
Derivative liabilities	1,311	1,311	1,745	1,745

(a)	Debt includes deferred interest for zero-coupon bonds of $399 million and $353 million for 2007 and 2006, respectively.

The following describes the methodologies and assumptions used to determine fair value for the respective classes of financial instruments.

Investment Securities
Bonds, equity securities, notes, and other available-for-sale investment securities are carried at fair value, which is primarily based on quoted market prices. The fair value of mortgage-related trading securities is based on market quotes to the extent available, discounted using market prepayment assumptions, and discount rates. If external quotes are not available, valuations are based on internal valuation models using market-based assumptions. Held-to-maturity investment securities are carried at amortized cost. The fair value of the held-to-maturity investment securities is based on valuation models using market-based assumptions. Interests in securitization trusts are carried at fair value based on expected cash flows discounted at current market rates.

Loans Held for Sale
The fair value of loans held for sale is based upon actual prices received on recent sales of loans and securities to investors and projected prices obtained through investor indications considering interest rates, loan type, and credit quality.

Finance Receivables and Loans, Net
The fair value of finance receivables is estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to each category of finance receivables. The carrying value of wholesale receivables and other automotive and mortgage lending receivables for which interest rates reset on a short-term basis with applicable market indices are assumed to approximate fair value either because of the short-term nature or because of the interest rate adjustment feature. The fair value of mortgage loans held for investment is based on discounted cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality; the net realizable value of collateral; and/or the estimated sales price based on quoted market prices where available or actual prices received on comparable sales of mortgage loans to investors.

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

Debt
The fair value of debt is determined by using quoted market prices for the same or similar issues, if available, or based on the current rates offered to us for debt with similar remaining maturities. Commercial paper, master notes, and demand notes have an original term of less than 270 days; therefore, the carrying amount of these liabilities is considered to approximate fair value.

Deposit Liabilities
Deposit liabilities represent certain consumer bank deposits as well as mortgage escrow deposits. The fair value of deposits with no stated maturity is equal to their carrying

Notes to Consolidated Financial Statements
GMAC LLC •

amount. The fair value of fixed-maturity deposits was estimated by discounting cash flows using currently offered rates for deposits of similar maturities.

22.  Variable Interest Entities

The following describes the variable interest entities that we have consolidated or in which we have a significant variable interest as described in Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R).

Automotive finance receivables — In certain securitization transactions, we transfer consumer finance receivables and wholesale lines of credit into bank-sponsored, multiseller, commercial paper conduits. These conduits provide a funding source to us (as well as other transferors into the conduit) as they fund the purchase of the receivables through the issuance of commercial paper. Total assets outstanding in these bank-sponsored conduits approximated $12.4 billion as of December 31, 2007. Although we have variable interests in these conduits, we are not considered to be the primary beneficiary, as we do not retain the majority of the expected losses or returns. Our maximum exposure to loss because of our involvement with these nonconsolidated variable interest entities is $152 million and would only be incurred in the event of a complete loss on the assets that we transferred.

Mortgage warehouse funding — Our ResCap operations transfer residential mortgage loans, lending receivables, home equity loans, and lines of credit pending permanent sale or securitization through various structured finance arrangements to provide funds for the origination and purchase of future loans. These structured finance arrangements include transfers to warehouse funding entities, including GMAC and bank-sponsored commercial paper conduits. Transfers of assets into each facility are accounted for as either sales (off-balance sheet) or secured financings (on-balance sheet) based on the provisions of SFAS 140. However, in either case, creditors of these facilities have no legal recourse to our general credit. Some of these warehouse funding entities represent variable interest entities under FIN 46R.

Management has determined that for certain mortgage warehouse funding facilities, we are the primary beneficiary, and as such, we consolidate the entities in accordance with FIN 46R. The assets of these residential mortgage warehouse entities totaled $7.7 billion at December 31, 2007, the majority of which are included in loans held for sale, on our Consolidated Balance Sheet. The beneficial interest holders of these variable interest entities do not have legal recourse to our general credit.

Residential mortgage loan alliances — ResCap has invested in strategic alliances with several mortgage loan originators. These alliances may include common or preferred equity investments, working capital or other subordinated lending, and warrants. In addition to warehouse lending arrangements, management has determined that we do not have the majority of the expected losses or returns and as such, consolidation is not appropriate. Total assets in these alliances were $32 million at December 31, 2007. Our maximum exposure to loss under these alliances, including commitments to lend additional funds or purchase loans at above-market rates, is $16 million at December 31, 2007.

Construction and real estate lending — We use a special-purpose entity to finance construction-lending receivables. This special-purpose entity purchases and holds the receivables and funds the majority of the purchases through financing obtained from third-party asset-backed commercial paper conduits.

The results of our variable interest analysis indicate that we are the primary beneficiary, and as such, we consolidate the entity. The assets in this entity totaled $2.6 billion and $2.1 billion at December 31, 2007 and 2006, respectively, which are included in finance receivables and loans, net of unearned income, on our Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to our general credit.

We have subordinated real estate lending arrangements with certain entities. These entities are created to develop land and construct properties. Management has determined that we do not have the majority of the expected losses or returns, and as such, consolidation is not appropriate. Total assets in these entities were $549 million at December 31, 2007, of which $195 million represents our maximum exposure to loss.

Warehouse lending — We have a facility in which we transfer mortgage warehouse lending receivables to a 100% owned SPE that then sells a senior participation interest in the receivables to an unconsolidated QSPE. The QSPE funds the purchase of the participation interest from the SPE through financing obtained from third-party asset-backed commercial paper conduits. The SPE funds the purchase of the receivables from us with cash obtained from the QSPE, as well as a subordinated loan and/or an equity contribution from us. The senior participation interest sold to the QSPE and the commercial paper issued were not included in our assets or liabilities in 2004. However, the QSPE was terminated and a new SPE was created in 2005. As a result, the senior participation interest sold and commercial paper issued were included on our Consolidated Balance Sheet at December 31, 2007 and 2006, respectively. Once the receivables have been sold, they may not be purchased by us except in very limited circumstances, such as a breach in representations or warranties.

Management has determined that we are the primary beneficiary of the SPE, and as such, consolidates the entity. The assets of the SPE totaled $514 million and $14.5 billion at December 31, 2007 and 2006, respectively, which are included

Notes to Consolidated Financial Statements
GMAC LLC •

in finance receivables and loans, net of unearned income, on our Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to our general credit.

Collateralized debt obligations (CDOs) — Our ResCap operations sponsors and manages the collateral of certain CDOs. Under CDO transactions, a trust is established that purchases a portfolio of securities and issues debt and equity certificates, representing interests in the portfolio of assets. Bonds representing the collateral for the CDO include both those issued by us from loan securitizations and those issued by third parties. In addition to receiving variable compensation for managing the portfolio, we sometimes retain equity investments in the CDOs.

Management has determined that for certain CDO entities, we are the primary beneficiary, and as such, we consolidate the entities. The assets in these entities totaled $363 million and $732 million at December 31, 2007 and 2006, respectively, the majority of which are included in investment securities on our Consolidated Balance Sheet. The beneficial interest holders of these variable interest entities do not have legal recourse to our general credit.

Commercial finance receivables — We have a facility in which we transfer commercial lending receivables to a 100% owned SPE, which, in turn, issues notes received to third-party financial institutions, GMAC Commercial Finance, and asset-backed commercial paper conduits. The SPE funds the purchase of receivables from us with cash obtained from the sale of notes. Management has determined that we are the primary beneficiary of the SPE and, as such, consolidates the entity. The assets of the SPE totaled $1.7 billion as of December 31, 2007, and are included in finance receivables and loans, net of unearned income, on our Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to our general credit.

In other securitization transactions, we transfer commercial trade receivables into bank-sponsored multiseller commercial paper conduits. These conduits provide a funding source to us (as well as other transferors into the conduit) as they fund the purchase of the receivables through the issuance of commercial paper. Total assets outstanding in these bank-sponsored conduits approximated $2.0 billion as of December 31, 2007. Although we have a variable interest in these conduits, we may at our discretion prepay all or any portion of the loans at any time.

Notes to Consolidated Financial Statements
GMAC LLC •

23.  Segment and Geographic Information

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

	Automotive Finance
	operations (a)
	North
	American	International
Year ended December 31, ($ in millions)	operations (b)	operations (c)	ResCap	Insurance	Other (b)(d)	Consolidated

2007
Net financing revenue	$90	$824	$36	$—	$546	$1,496
Other revenue	3,151	890	1,640	4,902	(280)	10,303

Total net revenue	3,241	1,714	1,676	4,902	266	11,799
Provision for credit losses	390	120	2,580	—	6	3,096
Impairment of goodwill and other intangible assets	—	—	455	—	—	455
Other noninterest expense	1,642	1,090	3,023	4,235	200	10,190

Income (loss) before income tax expense	1,209	504	(4,382)	667	60	(1,942)
Income tax expense (benefit) expense	110	118	(36)	208	(10)	390

Net income (loss)	$1,099	$386	($4,346)	$459	$70	($2,332)

Total assets	$125,235	$36,129	$81,260	$13,770	($8,684)	$247,710

2006
Net financing revenue	($291)	$765	$958	$—	$770	$2,202
Other revenue	3,081	806	3,360	5,616	(243)	12,620

Total net revenue	2,790	1,571	4,318	5,616	527	14,822
Provision for credit losses	425	85	1,334	—	156	2,000
Impairment of goodwill and other intangible assets	—	—	—	—	840	840
Other noninterest expense	1,614	1,065	2,568	3,990	517	9,754

Income (loss) before income tax expense	751	421	416	1,626	(986)	2,228
Income tax expense (benefit)	(184)	113	(289)	499	(36)	103

Net income (loss)	$935	$308	$705	$1,127	($950)	$2,125

Total assets	$103,506	$31,097	$130,569	$13,424	$8,843	$287,439

2005
Net financing revenue	($419)	$877	$1,352	$—	$1,152	$2,962
Other revenue	3,108	809	3,508	4,259	271	11,955

Total net revenue	2,689	1,686	4,860	4,259	1,423	14,917
Provision for credit losses	313	102	626	—	33	1,074
Impairment of goodwill and other intangible assets	—	—	—	—	712	712
Other noninterest expense	1,216	1,018	2,607	3,627	1,184	9,652

Income (loss) before income tax expense	1,160	566	1,627	632	(506)	3,479
Income tax expense (benefit)	415	158	606	215	(197)	1,197

Net income (loss)	$745	$408	$1,021	$417	($309)	2,282

Total assets	$128,868	$27,285	$118,608	$12,624	$33,172	$320,557

(a)	North American operations consist of automotive financing in the United States and Canada. International operations consist of automotive financing and full-service leasing in all other countries and Puerto Rico through March 31, 2006. Beginning April 1, 2006, Puerto Rico is included in North American operations.
(b)	Refer to Note 1 for a description of changes to historical financial data for North American operations and Other operating segment.
(c)	Amounts include intrasegment eliminations between the North American operations and International operations.
(d)	Represents our Commercial Finance business, Capmark, certain corporate activities and reclassifications and elimination between the reporting segments. The financial results for 2006 reflect our approximately 21% equity interest in Capmark commencing March 23, 2006, whereas the 2005 financial results represent Capmark as wholly owned. At December 31, 2007, total assets were $5.3 billion for the Commercial Finance business, and ($14.0) billion in corporate intercompany activity, reclassifications, and eliminations.

Notes to Consolidated Financial Statements
GMAC LLC •

Information concerning principal geographic areas was as follows:

		Long-lived
Year ended December 31, ($ in millions)	Revenue (a)	assets (b)

2007
Canada	$522	$9,861
Europe	1,177	2,725
Latin America	1,075	186
Asia-Pacific	86	238

Total foreign	2,860	13,010
Total domestic	8,939	19,897

Total	$11,799	$32,907

2006
Canada	$596	$8,447
Europe	1,642	2,357
Latin America	924	138
Asia-Pacific	79	201

Total foreign	3,241	11,143
Total domestic	11,581	13,619

Total	$14,822	$24,762

2005
Canada	$539	$7,784
Europe	1,693	2,740
Latin America	864	121
Asia-Pacific	77	201

Total foreign	3,173	10,846
Total domestic	11,744	22,119

Total	$14,917	$32,965

(a)	Revenue consists of total net financing revenue and other revenue as presented in our Consolidated Statement of Income.
(b)	Consists of net operating leases assets and net property and equipment.

Notes to Consolidated Financial Statements
GMAC LLC •

24.  Restructuring Charges

On October 17, 2007, ResCap announced a restructuring plan that would reduce its workforce, streamline its operations and revise its cost structure to enhance its flexibility, allowing ResCap to scale operations up or down more rapidly to meet changing market conditions. The restructuring plan announced included reducing the ResCap worldwide workforce by approximately 25%, or approximately 3,000 associates, with the majority of these reductions occurring in the fourth quarter of 2007. This reduction in workforce was in addition to measures undertaken in the first half of 2007 when 2,000 positions were eliminated.

In the fourth quarter, ResCap incurred restructuring costs related to severance and related costs associated with the workforce reduction of $58 million, contract termination costs related to closure of facilities of $46 million, and asset write-downs of $23 million.

Additionally, in the fourth quarter, our North American Automotive Finance operations and Insurance operations incurred restructuring costs related to severance and related costs of $4 million each.

The restructuring charges primarily include severance pay, the buyout of employee agreements and lease terminations. The following table summarizes by category, restructuring charge activity for the year ended December 31, 2007:

			Cash paid
	Liability	Restructuring	or otherwise	Liability
	balance at	charges through	settled through	balance at
($ in millions)	September 30, 2007	December 31, 2007	December 31, 2007	December 31, 2007

Restructuring charges:
Employee severance	$—	$66	($34)	$32
Lease termination	—	68	(23)	45

Total restructuring charges	$—	$134	($57)	$77

25.  Guarantees, Commitments, Contingencies and Other Risks

Guarantees
Guarantees are defined as contracts or indemnification agreements that contingently require us to make payments to third parties based on changes in an underlying agreement that is related to a guaranteed party. The following summarizes our outstanding guarantees made to third parties on our Consolidated Balance Sheet, for the periods shown.

	2007		2006
	Maximum	Carrying value	Maximum	Carrying value
December 31, ($ in millions)	liability	of liability	liability	of liability

Standby letters of credit	$161	$40	$191	$37
Securitization and sales:
HLTV and international securitizations	67	—	108	—
Agency loan	6,005	—	6,390	—
Guarantees for repayment of third-party debt	543	—	617	—
Repurchase guarantees	135	—	204	—
Nonfinancial guarantees	211	—	233	—
Other guarantees	185	8	223	4

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

High loan-to-value (HLTV) and international securitizations — Our ResCap operations have entered into agreements to provide credit loss protection for certain HLTV and international securitization transactions. The maximum potential obligation for certain agreements is equal

Notes to Consolidated Financial Statements
GMAC LLC •

to the lesser of a specified percentage of the original loan pool balance or a specified percentage of the current loan pool balance. We are required to perform on our guaranty obligation when the bond insurer makes a payment under the bond insurance policy. We pledged mortgage loans held for sale totaling $32 million and $60 million and cash of $0 million and $9 million as collateral for these obligations as of December 31, 2007 and 2006, respectively. For certain other HLTV securitizations, the maximum obligation is equivalent to the pledged collateral amount. We pledged mortgage loans held for sale totaling $51 million and $57 million as collateral for these obligations as of December 31, 2007 and 2006, respectively. The event which will require us to perform on our guaranty obligation occurs when the security credit enhancements are exhausted and losses are passed through to over the counter dealers. The guarantees terminate the first calendar month during which the aggregate note amount is reduced to zero.

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

Our Commercial Finance Group provides credit protection to third parties that guarantee payment of specified financial obligations of the third parties customers, without purchasing the obligations.

Repurchase guarantees — Our ResCap operations have issued repurchase guarantees to buyers of certain mortgage loans whereby, if a closing condition or document deficiency is identified by an investor after the closing, we may be required to indemnify the investor if the loan becomes delinquent.

Nonfinancial guarantees — In connection with the sale of approximately 79% of our equity in Capmark, we were released from all financial guarantees related to the former GMAC Commercial Holdings business. Certain nonfinancial guarantees did survive closing, but are indemnified by Capmark for payment made or liabilities incurred by us in connection with these guarantees.

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

Our ResCap operations have guaranteed certain amounts related to servicing advances, set-aside letters, and credit enhancement and performance guarantees.

In connection with certain asset sales and securitization transactions, we typically deliver standard representations and warranties to the purchaser regarding the characteristics of the underlying transferred assets. These representations and warranties conform to specific guidelines, which are customary in securitization transactions. These clauses are intended to ensure that the terms and conditions of the sales contracts are met upon transfer of the asset. Before any sale or securitization transaction, we perform due diligence with respect to the assets to be included in the sale to ensure they meet the purchaser’s requirements, as expressed in the representations and warranties. Due to these procedures, we believe the potential for loss under these arrangements is remote. Accordingly, no liability is reflected on our Consolidated Balance Sheet related to these potential obligations. The maximum potential amount of future payments we could be required to make would be equal to the current balances of all assets subject to these securitization or sale activities. We do not monitor the total value of assets historically transferred to securitization vehicles or through other asset sales. Therefore, we are unable to develop an estimate of the maximum payout under these representations and warranties.

Notes to Consolidated Financial Statements
GMAC LLC •

Commitments
Financing Commitments
The contract amount and gain and loss positions of financial commitments were as follows:

	2007			2006
	Contract	Gain	Loss	Contract	Gain	Loss
December 31, ($ in millions)	amount	position	position	amount	position	position

Commitments to:
Originate/purchase mortgages or securities (a)	$6,464	$6	($22)	$14,248	$—	($48)
Sell mortgages or securities (a)	11,958	6	(29)	20,702	28	(1)
Remit excess cash flows on certain loan portfolios (b)	—	—	—	5,334	39	—
Sell retail automotive receivables (c)	17,500	—	—	21,500	—	—
Provide capital to equity-method investees (d)	273	—	—	278	—	—
Fund construction lending (e)	127	—	—	352	—	—
Unused mortgage lending commitments (f)	8,063	—	—	9,019	—	—
Bank certificates of deposit	8,116	—	—	6,686	—	—
Unused revolving credit line commitments (g)	6,361	—	—	7,381	—	—

(a)	The fair value is estimated using published market information associated with commitments to sell similar instruments. Included as of December 31, 2007 and 2006 are commitments accounted for as derivatives with a contract amount of $18,118 million and $37,082 million, a gain position of $11 million and $28 million, and a loss position of $41 million and $49 million, respectively.
(b)	Under certain residential mortgage purchase agreements, we are committed to remitting to its shared execution partners’ cash flows that exceed a required rate of return less credit loss reimbursements to the mortgage originators. This commitment is accounted for as a derivative.
(c)	We have entered into agreements with third-party banks to sell automotive retail receivables in which we transfer all credit risk to the purchaser (whole loan sales).
(d)	We are committed to lend equity capital to certain private equity funds. The fair value of these commitments is considered in the overall valuation of the underlying assets with which they are associated.
(e)	We are committed to fund the completion of the development of certain lots and model homes up to the amount of the agreed upon amount per project.
(f)	The fair value of these commitments is considered in the overall valuation of the related assets.
(g)	The unused portions of revolving lines of credit reset at prevailing market rates and, as such, approximate market value.

The mortgage lending and revolving credit line commitments contain an element of credit risk. Management reduces its credit risk for unused mortgage lending and unused revolving credit line commitments by applying the same credit policies in making commitments as it does for extending loans. We typically require collateral as these commitments are drawn.

Lease Commitments
Future minimum rental payments required under operating leases, primarily for real property, with noncancelable lease terms expiring after December 31, 2007, are as follows:

Year ended December 31, ($ in millions)

2008	$200
2009	153
2010	124
2011	88
2012	71
2013 and thereafter	165

Total minimum payment required	$801

Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $227 million, $230 million, and $224 million in 2007, 2006, and 2005 respectively.

Contractual Commitments — We have entered into multiple agreements for information technology, marketing and advertising, and voice and communication technology and maintenance. Many of the agreements are subject to variable price provisions, fixed or minimum price provisions, and termination or renewal provisions. Future payment obligations under these agreements totaled $3,117 million and are due as follows: $2,505 million in 2008, $382 million in 2009 and 2010, $165 million in 2011 and 2012, and $65 million after 2013.

Extended Service and Maintenance Contract Commitments — Extended service contract programs provide consumers with expansions and extensions of vehicle warranty coverage for specified periods of time and mileages. The coverage generally provides for the repair or replacement of components in the event of failure. The terms

Notes to Consolidated Financial Statements
GMAC LLC •

of these contracts, which are sold through automobile dealerships and direct mail, range from 3 to 120 months.

The following table presents an analysis of activity in unearned service contract revenue.

Year ended December 31, ($ in millions)	2007	2006

Balance at beginning of year	$3,161	$3,159
Written service contract revenue	1,134	1,215
Earned service contract revenue	(1,353)	(1,207)
Foreign currency translation effect	5	(6)

Balance at end of year	$2,947	$3,161

Legal Contingencies
We are subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against us.

We are named as defendants in a number of legal actions and are, from time to time, involved in governmental proceedings arising in connection with our various businesses. Some of the pending actions purport to be class actions. We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, it is the opinion of management that the eventual outcome of the actions against us will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Other Contingencies
We are subject to potential liability under various other exposures including tax, nonrecourse loans, self-insurance, and other miscellaneous contingencies. We establish reserves for these contingencies when the item becomes probable and the costs can be reasonably estimated. The actual costs of resolving these items may be substantially higher or lower than the amounts reserved for any one item. Based on information currently available, it is the opinion of management that the eventual outcome of these items will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Other Risks
Loans Sold with Recourse
Our outstanding recourse obligations were as follows:

December 31, ($ in millions)	2007	2006

Loans sold with recourse (a)	$249	$800
Maximum exposure on loans sold with recourse (b):
Full exposure	127	189
Limited exposure	28	58

Total exposure	$155	$247

(a)	Represents loans sold in the normal course of the securitization process with various forms of representations for early payment defaults.
(b)	Maximum recourse exposure is net of amounts reinsured with third parties totaling $1 million and $1 million at December 31, 2007 and 2006, respectively.

Concentrations
Our primary business is to provide vehicle financing for GM products to GM dealers and their customers. Wholesale and dealer loan financing relates primarily to GM dealers, with collateral consisting of primarily GM vehicles (for wholesale) and GM dealership property (for loans). For wholesale financing, we are also provided further protection by GM factory repurchase programs. Retail installment contracts and operating lease assets relate primarily to the secured sale and lease, respectively, of vehicles (primarily GM). Any protracted reduction or suspension of GM’s production or sale of vehicles, resulting from a decline in demand, work stoppage, governmental action, or any other event, could have a substantial adverse effect on us. Conversely, an increase in production or a significant marketing program could positively impact our results.

The majority of our finance receivables and loans and operating lease assets are geographically diversified throughout the United States. Outside the United States, finance receivables and loans and operating lease assets are concentrated in Canada, Germany, the United Kingdom, Italy, Australia, Mexico, and Brazil.

Our Insurance operations have a concentration of credit risk related to loss and loss adjustment expenses and prepaid reinsurance ceded to certain state insurance funds. Michigan insurance law and our large market share in North Carolina, result in credit exposure to the Michigan Catastrophic Claims Association and the North Carolina Reinsurance Facility totaling $819 million and $909 million at December 31, 2007 and 2006, respectively.

We originate and purchase residential mortgage loans that have contractual features that may increase our exposure to credit risk and thereby result in a concentration of credit risk. These mortgage loans include loans that may subject

Notes to Consolidated Financial Statements
GMAC LLC •

borrowers to significant future payment increases, create the potential for negative amortization of the principal balance or result in high loan-to-value ratios. These loan products include interest only mortgages (classified as prime conforming or nonconforming for domestic production and prime nonconforming or nonprime for international production), option adjustable rate mortgages (prime nonconforming), high loan-to-value mortgage loans (nonprime), and teaser rate mortgages (prime or nonprime). Our total loan production related to these products and our combined exposure related to these products recorded in finance receivables and loans and loans held for sale (unpaid principal balance) for the years ended and as of December 31, 2007 and 2006 is summarized as follows:

			Unpaid principal
	Loan production		as of
	for the year		December 31,
($ in millions)	2007	2006	2007	2006

Interest only mortgages	$30,058	$48,335	$18,218	$22,416
Option adjustable rate mortgages	7,595	18,308	1,695	1,955
High loan-to-value (100% or more) mortgages	5,897	8,768	5,824	11,978
Below market initial rate (teaser) mortgages	38	257	1	192

•	Interest-only mortgages — Allow interest-only payments for a fixed period. At the end of the interest-only period, the loan payment includes principal payments and increases significantly. The borrower’s new payment, once the loan becomes amortizing (i.e., includes principal payments), will be greater than if the borrower had been making principal payments since the origination of the loan.

•	Option adjustable rate mortgages — Permit a variety of repayment options. The repayment options include minimum, interest-only, fully amortizing 30-year, and fully amortizing 15-year payments. The minimum payment option sets the monthly payment at the initial interest rate for the first year of the loan. The interest rate resets after the first year, but the borrower can continue to make the minimum payment. The interest-only option sets the monthly payment at the amount of interest due on the loan. If the interest-only option payment would be less than the minimum payment, the interest-only option is not available to the borrower. Under the fully amortizing 30- and 15-year payment options, the borrower’s monthly payment is set based on the interest rate, loan balance, and remaining loan term.

•	High loan-to-value mortgages — Defined as first-lien loans with loan-to-value ratios in excess of 100% or second-lien loans that when combined with the underlying first-lien mortgage loan result in a loan-to-value ratio in excess of 100%.

•	Below market rate (teaser) mortgages — Contain contractual features that limit the initial interest rate to a below market interest rate for a specified time period with an increase to a market interest rate in a future period. The increase to the market interest rate could result in a significant increase in the borrower’s monthly payment amount.

All of the mortgage loans we originate and most of the mortgages we purchase (including the higher risk loans in the preceding table) are subject to our underwriting guidelines and loan origination standards. This includes guidelines and standards that we have tailored for these products and include a variety of factors, including the borrower’s capacity to repay the loan, their credit history, and the characteristics of the loan, including certain characteristics summarized in the table that may increase our credit risk. When we purchase mortgage loans from correspondent lenders, we either re-underwrite the loan before purchase or delegate underwriting responsibility to the correspondent originating the loan. We believe our underwriting procedures adequately consider the unique risks that may come from these products. We conduct a variety of quality control procedures and periodic audits to ensure compliance with our origination standards, including our criteria for lending and legal requirements. We leverage technology in performing both our underwriting process and our quality control procedures.

Capital Requirements
Certain of our international subsidiaries are subject to regulatory and other requirements of the jurisdictions in which they operate. These entities either operate as banks or regulated finance companies in their local markets. The regulatory restrictions primarily dictate that these subsidiaries meet certain minimum capital requirements, restrict dividend distributions and require that some assets be restricted. To date, compliance with these various regulations has not had a materially adverse effect on our financial position, results of operations or cash flows. Total assets in these entities approximated $17.7 billion and $15.5 billion as of December 31, 2007 and 2006, respectively.

GMAC Bank, which provides services to both the Automotive and ResCap operations, is licensed as an industrial bank pursuant to the laws of Utah, and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC). GMAC is required to file periodic reports with the FDIC concerning its financial condition. Assets in GMAC Bank totaled $28.4 billion at December 31, 2007. As of December 31, 2005, certain depository institution assets were held at a Federal savings bank that was wholly owned by ResCap. Effective November 22, 2006, substantially all of

Notes to Consolidated Financial Statements
GMAC LLC •

these federal savings bank assets and liabilities were transferred at book value to GMAC Bank.

As of December 31, 2007, we have met all regulatory requirements and were in compliance with the minimum capital requirements.

On June 24, 2005, we entered into an operating agreement with GM and ResCap, the holding company for our residential mortgage business, to create separation between GM and us, on the one hand, and ResCap, on the other. The operating agreement restricts ResCap’s ability to declare dividends or prepay subordinated indebtedness to us. This operating agreement was amended on November 27, 2006, and again on November 30, 2006, in conjunction with the Sale Transactions. Among other things, these amendments removed GM as a party to the agreement.

The restrictions contained in the ResCap operating agreement include the requirements that ResCap’s member’s equity be at least $6.5 billion for dividends to be paid. If ResCap is permitted to pay dividends pursuant to the previous sentence, the cumulative amount of these dividends may not exceed 50% of our cumulative net income (excluding payments for income taxes from our election for federal income tax purposes to be treated as a limited liability company), measured from July 1, 2005, at the time the dividend is paid. These restrictions will cease to be effective if ResCap’s member’s equity has been at least $12 billion as of the end of each of two consecutive fiscal quarters or if we cease to be the majority owner. In connection with the Sale Transactions, GM was released as a party to this operating agreement, but it remains in effect between ResCap and us. At December 31, 2007, ResCap had consolidated equity of approximately $6.0 billion.

GMAC Insurance is subject to certain minimum aggregated capital requirements, restricted net assets, and restricted dividend distributions under applicable state insurance law, the National Association of Securities Dealers, the Financial Services Authority in England, the Office of the Superintendent of Financial Institution of Canada, and the National Insurance and Bonding Commission of Mexico. To date, compliance with these various regulations has not had a materially adverse effect on our financial condition, results of operations or cash flows.

Under various U.S. state insurance regulations, dividend distributions may be made only from statutory unassigned surplus, and the state regulatory authorities must approve these distributions if they exceed certain statutory limitations. As of the December 31, 2007, the maximum dividend that could be paid by the insurance subsidiaries over the next twelve months without prior statutory approval approximates $380 million.

Notes to Consolidated Financial Statements
GMAC LLC •

26.  Quarterly Financial Statements (unaudited)

2007 ($ in millions)	First quarter	Second quarter	Third quarter		Fourth quarter

Net financing revenue	$544	$408	$390		$154
Total other revenue	2,436	2,867	1,863		3,137

Total net revenue	2,980	3,275	2,253		3,291
Provision for credit losses	681	430	964		1,021
Impairment of goodwill and other intangible assets	—	—	455		—
Other noninterest expense	2,454	2,393	2,498		2,845

Income (loss) before income tax expense	(155)	452	(1,664)		(575)
Income tax expense (benefit)	150	159	(68)		149

Net income (loss)	($305)	$293	($1,596)		($724)

2006 ($ in millions)	First quarter	Second quarter	Third quarter		Fourth quarter

Net financing revenue	$451	$397	$633		$721
Total other revenue	2,899	3,522	3,015		3,184

Total net revenue	3,350	3,919	3,648		3,905
Provision for credit losses	166	268	503		1,063
Impairment of goodwill and other intangible assets	—	—	840		—
Other noninterest expense	2,467	2,504	2,295		2,488

Income (loss) before income tax expense	717	1,147	10		354
Income tax expense (benefit)	222	360	183		(662	) (b)

Net income (loss)	$495	$787	($173	) (a)	$1,016

(a)	Decline in third quarter 2006 net income primarily relates to goodwill impairment taken at our Commercial Finance business. Refer to Note 11.
(b)	Effective November 28, 2006, GMAC, along with certain U.S. subsidiaries, became disregarded or pass-through entities for U.S. federal income tax purposes. Due to our change in tax status, a net deferred tax liability was eliminated through income tax expense totaling $791 million.

27.  Subsequent Event

On February 20, 2008, we announced a restructuring of our North American Automotive Finance operations to reduce costs, streamline operations, and position the business for scalable growth.

The restructuring will include merging a number of separate business offices into five regional business centers located in the areas of Atlanta, Chicago, Dallas, Pittsburgh, and Toronto. The plan includes reducing the North American Automotive Finance operations workforce by approximately 930 employees, which represents about 15 percent of the 6,275 employees of these operations. These actions are planned to occur largely by the end of 2008.

We expect to incur restructuring charges of approximately $65 million to $85 million, which includes costs related to severance and other employee-related costs of approximately $60 million to $70 million and the closure of facilities of approximately $5 million to $15 million. These charges will be incurred over the course of 2008, with the majority of the charges occurring in the second half of the year. The charges are expected to result in future cash expenditures of approximately $65 million to $85 million.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GENERAL MOTORS CORPORATION (Registrant)
Date: February 28, 2008
	By:	/s/ G. RICHARD WAGONER, JR. G. Richard Wagoner, Jr. Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 28th day of February 2008 by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ G. RICHARD WAGONER, JR. (G. Richard Wagoner, Jr.)	Chairman and Chief Executive Officer

/s/ FREDERICK A. HENDERSON (Frederick A. Henderson)	Vice Chairman and Chief Financial Officer

/s/ WALTER G. BORST (Walter G. Borst)	Treasurer

/s/ NICK S. CYPRUS (Nick S. Cyprus)	Controller and Chief Accounting Officer

/s/ PERCY BARNEVIK (Percy Barnevik)	Director

/s/ ERSKINE BOWLES (Erskine Bowles)	Director

/s/ JOHN H. BRYAN (John H. Bryan)	Director

/s/ ARMANDO CODINA (Armando Codina)	Director

/s/ ERROLL B. DAVIS, JR. (Erroll B. Davis, Jr.)	Director

/s/ GEORGE M.C. FISHER (George M.C. Fisher)	Director

/s/ KAREN KATEN (Karen Katen)	Director

Signature	Title

/s/ KENT KRESA (Kent Kresa)	Director

/s/ ELLEN J. KULLMAN (Ellen J. Kullman)	Director

/s/ PHILIP A. LASKAWY (Philip A. Laskawy)	Director

/s/ KATHRYN V. MARINELLO (Kathryn V. Marinello)	Director

/s/ ECKHARD PFEIFFER (Eckhard Pfeiffer)	Director