Form 10-Q
period 2008-03-31
GENERAL MOTORS CORP
filed 2008-05-08
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ Do not check if smaller reporting company	Smaller reporting company ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

    As of April 30, 2008, the number of shares outstanding of the Registrant’s common stock was 566,154,445 shares.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Net sales and revenue
Automotive sales	$42,125	$42,451
Financial services and insurance revenue	545	936

Total net sales and revenue	42,670	43,387

Costs and expenses
Automotive cost of sales	38,333	38,889
Selling, general and administrative expense	3,699	3,311
Financial services and insurance expense	496	883
Other expenses	731	—

Total costs and expenses	43,259	43,083

Operating income (loss)	(589)	304
Equity in loss of GMAC LLC (Note 5)	(1,612)	(183)
Automotive and other interest expense	(774)	(799)
Automotive interest income and other non-operating income, net	318	521

Loss from continuing operations before income taxes, equity income and minority interests	(2,657)	(157)
Income tax expense (benefit)	653	(61)
Equity income, net of tax	132	156
Minority interests, net of tax	(73)	(102)

Loss from continuing operations	(3,251)	(42)
Income from discontinued operations, net of tax (Note 3)	—	104

Net income (loss)	$(3,251)	$62

Earnings (loss) per share, basic and diluted:
Continuing operations	$(5.74)	$(0.07)
Discontinued operations	—	0.18

Total	$(5.74)	$0.11

Weighted average common shares outstanding, basic and diluted (millions)	566	566

Cash dividends per share	$0.25	$0.25

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	March 31,	December 31,	March 31,
	2008	2007	2007

ASSETS
Current Assets
Cash and cash equivalents	$21,362	$24,549	$20,923
Marketable securities	1,831	2,139	159

Total cash and marketable securities	23,193	26,688	21,082
Accounts and notes receivable, net	10,071	9,659	9,697
Inventories	16,915	14,939	15,431
Equipment on operating leases, net	4,826	5,283	5,650
Other current assets and deferred income taxes	4,112	3,566	13,101

Total current assets	59,117	60,135	64,961
Financing and Insurance Operations Assets
Cash and cash equivalents	239	268	301
Investments in securities	212	215	187
Equipment on operating leases, net	5,304	6,712	10,457
Equity in net assets of GMAC LLC	5,391	7,079	7,355
Other assets	2,864	2,715	3,684

Total Financing and Insurance Operations assets	14,010	16,989	21,984
Non-Current Assets
Equity in net assets of nonconsolidated affiliates	1,931	1,919	2,001
Property, net	43,282	43,017	41,612
Goodwill and intangible assets, net	1,093	1,066	1,058
Deferred income taxes	1,671	2,116	32,588
Prepaid pension	20,593	20,175	17,639
Other assets	4,044	3,466	3,467

Total non-current assets	72,614	71,759	98,365

Total Assets	$145,741	$148,883	$185,310

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (principally trade)	$29,793	$29,439	$30,065
Short-term borrowings and current portion of long-term debt	5,968	6,047	4,834
Accrued expenses	34,736	34,822	33,517

Total current liabilities	70,497	70,308	68,416
Financing and Insurance Operations Liabilities
Debt	3,879	4,908	8,297
Other liabilities and deferred income taxes	928	905	1,705

Total Financing and Insurance Operations liabilities	4,807	5,813	10,002
Non-Current Liabilities
Long-term debt	34,168	33,384	33,120
Postretirement benefits other than pensions	46,994	47,375	49,321
Pensions	11,624	11,381	11,293
Other liabilities and deferred income taxes	17,325	16,102	16,571

Total non-current liabilities	110,111	108,242	110,305

Total liabilities	185,415	184,363	188,723
Commitments and contingencies (Note 9)
Minority interests	1,369	1,614	1,145
Stockholders’ Deficit
Preferred stock, no par value, 6,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $1 2/3 par value (2,000,000,000 shares authorized, 756,637,541 and 566,100,839 shares issued and outstanding as of March 31, 2008, respectively, 756,637,541 and 566,059,249 shares issued and outstanding as of December 31, 2007, respectively, and 756,637,541 and 565,738,371 shares issued and outstanding as of March 31, 2007, respectively)	944	943	943
Capital surplus (principally additional paid-in capital)	15,327	15,319	15,346
Accumulated deficit	(42,847)	(39,392)	(172)
Accumulated other comprehensive loss	(14,467)	(13,964)	(20,675)

Total stockholders’ deficit	(41,043)	(37,094)	(4,558)

Total Liabilities, Minority Interests and Stockholders’ Deficit	$145,741	$148,883	$185,310

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Dollars and shares in millions)
(Unaudited)

						Accumulated
					Retained	Other
	Shares of			Comprehensive	Earnings	Comprehensive	Total
	Common	Common	Capital	Income	(Accumulated	Income	Stockholders’
	Stock	Stock	Surplus	(Loss)	Deficit)	(Loss)	Deficit

Balance December 31, 2006	566	$943	$15,336		$195	$(22,126)	$(5,652)
Net income	—	—	—	$62	62	—	62
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	200	—	—	—
Unrealized loss on derivatives	—	—	—	(59)	—	—	—
Unrealized loss on securities	—	—	—	(39)	—	—	—
Defined benefit plans:
Net prior service costs	—	—	—	(213)	—	—	—
Net actuarial gain	—	—	—	1	—	—	—
Net transition asset / obligation	—	—	—	408	—	—	—

Other comprehensive income	—	—	—	298	—	298	298

Comprehensive income				$360

Effects of accounting change regarding pension plan and OPEB measurement-dates pursuant to SFAS No. 158, net of tax	—	—	—		(425)	1,153	728
Cumulative effect of a change in accounting principle — adoption of FIN No. 48	—	—	—		137	—	137
Stock options	—	—	10		—	—	10
Cash dividends paid	—	—	—		(141)	—	(141)

Balance March 31, 2007, as restated	566	$943	$15,346		$(172)	$(20,675)	$(4,558)

Balance December 31, 2007	566	$943	$15,319		$(39,392)	$(13,964)	$(37,094)
Net loss	—	—	—	$(3,251)	(3,251)	—	(3,251)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(511)	—	—	—
Unrealized loss on derivatives	—	—	—	(99)	—	—	—
Unrealized loss on securities	—	—	—	(117)	—	—	—
Defined benefit plans:
Net prior service costs	—	—	—	(218)	—	—	—
Net actuarial gain	—	—	—	441	—	—	—
Net transition asset / obligation	—	—	—	1	—	—	—

Other comprehensive loss	—	—	—	(503)	—	(503)	(503)

Comprehensive loss				$(3,754)

Effects of GMAC LLC adoption of SFAS No. 157 and No. 159 (Note 5)	—	—	—		(62)	—	(62)
Stock options	—	1	8		—	—	9
Cash dividends paid	—	—	—		(142)	—	(142)

Balance March 31, 2008	566	$944	$15,327		$(42,847)	$(14,467)	$(41,043)

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Net cash provided by (used in) continuing operating activities	$(1,590)	$1,353
Cash provided by discontinued operating activities	—	115

Net cash provided by (used in) operating activities	(1,590)	1,468
Cash flows from investing activities
Expenditures for property	(1,945)	(1,181)
Investments in marketable securities, acquisitions	(1,135)	(80)
Investments in marketable securities, liquidations	1,430	60
Capital contribution to GMAC LLC	—	(1,022)
Operating leases, liquidations	840	789
Other	(202)	(582)

Net cash used in continuing investing activities	(1,012)	(2,016)
Cash used in discontinued investing activities	—	(4)

Net cash used in investing activities	(1,012)	(2,020)
Cash flows from financing activities
Net decrease in short-term borrowings	(1,078)	(2,210)
Borrowings of long-term debt	492	18
Payments made on long-term debt	(15)	(35)
Cash dividends paid to stockholders	(142)	(141)

Net cash used in continuing financing activities	(743)	(2,368)
Cash used in discontinued financing activities	—	(2)

Net cash used in financing activities	(743)	(2,370)
Effect of exchange rate changes on cash and cash equivalents	129	23

Net decrease in cash and cash equivalents	(3,216)	(2,899)
Cash and cash equivalents at beginning of the period	24,817	24,123

Cash and cash equivalents at end of the period	$21,601	$21,224

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Nature of Operations

We (also General Motors Corporation, GM or the Corporation) are primarily engaged in the worldwide production and marketing of cars and trucks. We operate in two businesses, consisting of Automotive (GM Automotive or GMA) and Financing and Insurance Operations (FIO). We develop, manufacture and market vehicles worldwide through our four automotive segments which consist of GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM) and GM Asia Pacific (GMAP). Also, our finance and insurance operations are primarily conducted through our 49% equity interest in GMAC LLC (GMAC), which is accounted for under the equity method of accounting. GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential mortgage services, automobile service contracts, personal automobile insurance coverage and selected commercial insurance coverage.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (GAAP) for complete financial statements. In our opinion, these condensed consolidated financial statements include all adjustments, consisting of only normal recurring items, considered necessary for a fair presentation of our financial position and results of operations. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 10-K) as filed with the SEC.

The condensed consolidated financial statements include our accounts and those of our subsidiaries that we control due to ownership of a majority voting interest. In addition, we consolidate variable interest entities for which we are the primary beneficiary. Our share of earnings or losses of nonconsolidated affiliates are included in our consolidated operating results using the equity method of accounting when we are able to exercise significant influence over the operating and financial decisions of the affiliate. We use the cost method of accounting if we are not able to exercise significant influence over the operating and financial decisions of the affiliate. All intercompany balances and transactions have been eliminated in consolidation.

Change in Presentation of Financial Statements

Prior period results have been reclassified for the retroactive effect of discontinued operations. Refer to Note 3. Certain reclassifications have been made to the comparable 2007 financial information to conform to the current period presentation.

Change in Accounting Principles

Fair Value Measurements

On January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157), which provides a consistent definition of fair value that focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. SFAS No. 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the observability of inputs to the valuation of an asset or liability as of the measurement date. The standard also requires that a company consider its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. In February 2008, the Financial Accounting Standard Board (FASB) approved FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP No. 157-2), that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

on a nonrecurring basis. FSP No. 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. SFAS No. 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 are applied prospectively. We have decided to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The effect of our adoption of SFAS No. 157 on January 1, 2008 was not material and no adjustment to Accumulated deficit was required. Refer to Note 11 for more information regarding the impact of our adoption of SFAS No. 157.

The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115

On January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115” (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. SFAS No. 159 also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. We have not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value. Therefore, the adoption of this standard has had no impact on our financial condition and results of operations.

Accounting for Uncertainty in Income Taxes

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48), which supplements SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN No. 48 requires that the tax effect(s) of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN No. 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle. We adopted FIN No. 48 as of January 1, 2007, and recorded an increase to Accumulated deficit of $137 million as a cumulative effect of a change in accounting principle with a corresponding decrease to the liability for uncertain tax positions.

Accounting for Nonrefundable Payments for Goods or Services to Be Used in Future Research and Development Activities

In June 2007, the FASB ratified Emerging Issue Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF No. 07-3), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or the related services are performed. EITF No. 07-3 is effective for new arrangements on a prospective basis for fiscal years beginning after December 15, 2007. The adoption of this guidance did not have a material effect on our financial condition and results of operations.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF No. 06-11), which requires entities to record to additional paid-in capital the tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of nonvested equity shares, nonvested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF No. 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of this guidance did not have a material effect on our financial condition and results of operations.

Accounting Standards Not Yet Adopted

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), which retained the underlying concepts under existing standards in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. SFAS No. 141(R) will require that: (1) for all business combinations, the acquirer records all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain pre-acquisition contingent assets and liabilities acquired be recognized at their fair values on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; (4) acquisition-related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5) in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be re-measured to their acquisition-date fair values, with any gain or loss recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this statement should also apply the provisions of SFAS No. 141(R). Once effective, this standard will be applied to all future business combinations.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (SFAS No. 160), which amends Accounting Research Bulletin (ARB) No. 51 “Consolidated Financial Statements” (ARB No. 51) to establish new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Also, SFAS No. 160 requires that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (2) losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interests be treated as equity transactions if control is maintained; and (4) upon a loss of control, any gain or loss on the interest sold be recognized in earnings. SFAS No. 160 is effective on a prospective basis for all fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. We are currently evaluating the effects that SFAS No. 160 will have on our financial condition and results of operations.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (SFAS No. 161), that expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). SFAS No. 161 requires additional disclosures regarding: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In addition, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives described in the context of an entity’s risk exposures, quantitative disclosures about the location and fair value of derivative instruments and associated gains and losses, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods within these fiscal years, beginning after November 15, 2008.

Accounting for Collaborative Arrangements

In December 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF No. 07-1), which requires revenue generated and costs incurred by the parties in the collaborative arrangement be reported in the appropriate line in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF No. 99-19) and not account for such arrangements on the equity method of accounting. This Issue also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, and the amount and income statement classification of collaboration transactions between the parties. EITF No. 07-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively (if practicable) to all prior periods presented for all collaborative arrangements existing as of the effective date. We are currently evaluating the effects, if any, that EITF No. 07-1 may have on the presentation and classification of these activities in our financial statements.

Note 3. Divestures of Businesses

Sale of Allison Transmission Business

In August 2007, we completed the sale of the commercial and military operations of our Allison Transmission (Allison) business. The results of operations and cash flows of Allison have been reported in the condensed consolidated financial statements as discontinued operations in the three months ended March 31, 2007. Historically, Allison was reported within GMNA.

The following table summarizes the results of discontinued operations (dollars in millions):

Three Months Ended
March 31, 2007

Net sales	$543
Operating income from discontinued operations	$165
Income tax provision	$61
Income from discontinued operations, net of tax	$104

As part of the transaction, we entered into an agreement with the buyers of Allison whereby we may provide the new parent company of Allison with contingent financing of up to $100 million. Such financing would be made available if, during a defined period of time, Allison was not in compliance with its financial maintenance covenant under a separate credit agreement. Our financing would be contingent on the stockholders of the new parent company of Allison committing to provide an equivalent amount of funding to Allison, either in the form of equity or a loan, and, if a loan, such loan would be granted on

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the same terms as our loan to the new parent company of Allison. As of March 31, 2008 we have not provided financing pursuant to this agreement. This commitment expires on December 31, 2010. Additionally, both parties have entered into non-compete arrangements for a term of 10 years in the United States and for a term of five years in Europe.

Note 4. Inventories

Inventories are comprised of the following:

	March 31,	December 31,	March 31,
	2008	2007	2007
	(Dollars in millions)

Productive material, work in process, and supplies	$7,071	$6,267	$5,982
Finished product, including service parts, etc.	11,304	10,095	10,957

Total inventories at FIFO	18,375	16,362	16,939
Less LIFO allowance	(1,460)	(1,423)	(1,508)

Total automotive inventories	16,915	14,939	15,431
FIO off-lease vehicles, included in FIO Other assets	406	254	223

Total inventories	$17,321	$15,193	$15,654

Note 5. Investment in Nonconsolidated Affiliates

Information regarding our share of net income (loss) for our nonconsolidated affiliates is included in the table below:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in millions)

GMAC	$(1,612)	$(183)
Shanghai General Motors Co., Ltd and SAIC-GM-Wuling Automobile Co., Ltd.	116	117
Others	16	39

Total	$(1,480)	$(27)

Summarized financial information of GMAC is as follows:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in millions)

Condensed Consolidated Statements of Operations:
Total financing revenue	$4,932	$5,298
Depreciation expense on operating lease assets	$1,397	$1,081
Interest expense	$3,179	$3,673
Loss before income tax expense	$(571)	$(155)
Income tax expense	$18	$150
Net loss	$(589)	$(305)
Net loss available to members	$(615)	$(357)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31,	December 31,	March 31,
	2008	2007	2007
	(Dollars in millions)

Condensed Consolidated Balance Sheets:
Loans held for sale	$21,446	$20,559	$22,086
Finance receivables and loans, net	$119,433	$124,759	$165,017
Investment in operating leases, net	$33,122	$32,348	$25,881
Other assets	$31,446	$28,255	$25,520
Total assets	$243,354	$248,939	$275,132
Total debt	$185,294	$193,148	$223,727
Accrued expenses, deposit and other liabilities	$32,039	$28,713	$23,083
Total liabilities	$228,590	$233,374	$257,840
Redeemable preferred membership interests	$—	$—	$2,226
Preferred interests	$1,052	$1,052	$—
Total equity	$14,764	$15,565	$15,066

In the three months ended March 31, 2008, we determined that our investments in GMAC Common Membership Interests and Preferred Membership Interests were impaired and that such impairments were other than temporary. Accordingly, we recorded an impairment charge of $1.3 billion in Equity in loss of GMAC LLC to reduce the carrying value of our investment in GMAC Common Membership Interests to its estimated fair value of $5.4 billion after considering the impact of recording our share of GMAC’s results for the three months ended March 31, 2008. We also recorded an impairment charge of $142 million in Automotive interest income and other non-operating income, net to reduce the carrying value of our investment in Preferred Membership Interests to its estimated fair value of $902 million. Our measurements of fair value were determined in accordance with SFAS No. 157 utilizing Level 3 inputs of the fair value hierarchy established in SFAS No. 157. Refer to Note 11 for further information on the specific valuation methodology.

As of March 31, 2008, December 31, 2007 and March 31, 2007, we held 1,021,764, 1,021,764 and 1,555,000 Preferred Membership Interests in GMAC representing 100%, 100% and 74%, respectively, of the Preferred Membership Interests issued and outstanding. As of December 31, 2007 and March 31, 2007, the carrying value of our investments in GMAC Common Membership Interests was $7.1 billion and $7.4 billion, respectively, and the carrying value of our investment in GMAC Preferred Membership Interests was $1.0 billion and $1.6 billion, respectively. We accrued dividends of $26 million and $39 million in the three months ended March 31, 2008 and 2007, respectively, related to our Preferred Membership Interests.

On January 1, 2008, GMAC adopted SFAS No. 157 and No. 159. As a result of their adoption of SFAS No. 157, GMAC recorded an adjustment to retained earnings related to the recognition of day-one gains on purchased mortgage servicing rights and certain residential loan commitments. As a result of their adoption of SFAS No. 159, GMAC elected to measure, at fair value, certain financial assets and liabilities including certain collateralized debt obligations and certain mortgage loans held for investment in financing securitization structures. As a result, we reduced our Equity in net assets of GMAC LLC and increased our Accumulated deficit by $62 million as of January 1, 2008.

Refer to Note 15 for a description of the related party transactions with GMAC.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Property, Net

Property, net is comprised of the following:

	March 31,	December 31,	March 31,
	2008	2007	2007
	(Dollars in millions)

Automotive
Real estate, plants, and equipment	$77,735	$76,475	$74,426
Less accumulated depreciation	(45,552)	(44,474)	(43,999)

Real estate, plants, and equipment, net	32,183	32,001	30,427
Special tools, net	11,099	11,016	11,185

Total automotive property, net	$43,282	$43,017	$41,612

Depreciation and amortization, including asset impairment charges, included in Automotive cost of sales, Selling, general and administrative expense, and Financial services and insurance expense is as follows:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in millions)

Automotive
Depreciation and impairment	$1,226	$1,245
Amortization and impairment of special tools	772	720
Amortization of intangible assets	20	17

Total	2,018	1,982

Financing and Insurance Operations
Depreciation and amortization of intangible assets	211	379

Total consolidated depreciation and amortization	$2,229	$2,361

Depreciation expense for FIO is primarily related to Equipment on operating leases, net, which are presented separately.

Note 7. Product Warranty Liability

Activity for policy, product warranty, recall campaigns and certified used vehicle warranty liabilities is as follows:

	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2008	2007	2007
	(Dollars in millions)

Beginning balance	$9,615	$9,064	$9,064
Increase in liability (warranties issued during period)	1,020	5,135	1,222
Payments	(1,180)	(4,539)	(1,151)
Adjustments to liability (pre-existing warranties)	4	(165)	(11)
Effect of foreign currency translation	58	223	29
Liabilities transferred in the sale of Allison (Note 3)	—	(103)	—

Ending balance	$9,517	$9,615	$9,153

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We review and adjust these estimates on a regular basis based on the differences between actual experience and historical estimates or other available information.

Note 8. Pensions and Other Postretirement Benefits

Adoption of SFAS No. 158

We recognize the funded status of our benefit plans in accordance with the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158). Additionally, we elected to early adopt the measurement date provisions of SFAS No. 158 at January 1, 2007. Those provisions require the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. Using the “two-measurement” approach for those defined benefit plans where the measurement date was not historically consistent with our year end, we recorded an increase to Accumulated deficit of $782 million, $425 million after-tax, representing the net periodic benefit cost for the period between the measurement date utilized in 2006 and the beginning of 2007, which previously would have been recorded in the three months ended March 31, 2007 on a delayed basis. We also performed a measurement at January 1, 2007 for those benefit plans whose previous measurement dates were not historically consistent with our year end. As a result of the January 1, 2007 measurement, we recorded a decrease to Accumulated other comprehensive loss of $2.3 billion, $1.5 billion after-tax, representing other changes in the fair value of the plan assets and the benefit obligations for the period between the measurement date utilized in 2006 and January 1, 2007. These amounts are offset partially by an immaterial adjustment of $390 million, $250 million after-tax, to correct certain demographic information used in determining the amount of the cumulative effect of a change in accounting principle reported as of December 31, 2006 to adopt the recognition provisions of SFAS No. 158.

The components of pension and other postemployment benefits (OPEB) expense (income) are as follows:

	U.S. Plans		Non-U.S. Plans		U.S. Other		Non-U.S.
	Pension Benefits		Pension Benefits		Benefits(a)		Other Benefits(a)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008	2007	2008	2007
	(Dollars in millions)

Components of (income) expense
Service cost	$150	$160	$105	$118	$75	$93	$10	$10
Interest cost	1,292	1,216	320	255	913	901	60	46
Expected return on plan assets	(2,060)	(1,986)	(252)	(218)	(344)	(350)	—	—
Amortization of prior service cost (credit)	210	130	9	5	(465)	(461)	(25)	(20)
Amortization of transition obligation	—	—	2	2	—	—	—	—
Recognized net actuarial loss	66	211	69	82	187	339	27	28
Curtailments, settlements and other	217	2	5	23	4	—	—	—
Divestiture of Allison	—	(5)	—	—	—	(2)	—	—

Net (income) expense	$(125)	$(272)	$258	$267	$370	$520	$72	$64

(a)	Table does not include extended disability plans with total net expense of $6 million and $13 million in the three months ended March 31, 2008 and 2007, respectively, (excluding curtailments), as these amounts are not material.

As a result of the Allison divestiture discussed in Note 3, we recorded an adjustment to the unrecognized prior service cost of our U.S. hourly and salaried pension plans of $18 million and our U.S. hourly and salaried OPEB plans of $223 million in the three months ended September 30, 2007. Those adjustments were included in the determination of the gain recognized on the sale of Allison. The net periodic pension and OPEB expenses related to Allison were reported as a component of discontinued

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

operations. All such amounts related to Allison are reflected in the tables above, and the effects of those amounts are shown as an adjustment to arrive at net periodic pension and OPEB expense (income) from continuing operations.

Settlement Agreement

In October 2007, we signed a Memorandum of Understanding — Post-Retirement Medical Care (Retiree MOU) with the International Union, United Automotive, Aerospace and Agricultural Implement Workers of America (UAW), now superseded by the settlement agreement entered into in February 2008, currently pending final court approval (Settlement Agreement). The Settlement Agreement provides that responsibility for providing retiree health care will permanently shift from us to a new retiree plan funded by a new independent Voluntary Employee Beneficiary Association trust (New VEBA). The court certified the class and granted preliminary approval of the Settlement Agreement and we mailed to the class in March 2008. The fairness hearing is scheduled for June 2008 and we expect the court to render a final decision with regard to the Settlement Agreement by August 2008. All appeals, if any, should be exhausted no later than January 1, 2010.

When fully implemented, the Settlement Agreement will cap our payment for retiree healthcare obligations to UAW associated employees, retirees and dependents as defined in the Settlement Agreement; will supersede and replace the 2005 UAW Health Care Settlement Agreement, as discussed in the 2007 10-K; and will transfer responsibility for administering retiree healthcare benefits for these individuals to the New VEBA trust. Before it can become effective, the Settlement Agreement is subject to court approval and the completion of discussions between us and the SEC regarding accounting treatment for the transactions contemplated by the Settlement Agreement on a basis reasonably satisfactory to us. In light of these contingencies, no recognition to the effects of the Settlement Agreement has been made in these condensed consolidated financial statements. The Settlement Agreement provides that on the later of January 1, 2010 or final court approval of the Settlement Agreement (Implementation Date), we will transfer our obligations to provide covered UAW employees with post retirement medical benefits to a new retiree health care plan (the New Plan) to be established and funded by the New VEBA.

In accordance with the Settlement Agreement, effective January 1, 2008 for bookkeeping purposes only, we divided the existing internal VEBA into two bookkeeping accounts. One account consists of the percentage of the existing internal VEBA’s assets as of January 1, 2008 that is equal to the estimated percentage of our hourly OPEB liability covered by the existing internal VEBA attributable to non-UAW represented employees and retirees, their eligible spouses, surviving spouses and dependents (Non-UAW Related Account) and had a balance of $1.2 billion. The second account consists of the remaining percentage of the assets in the existing internal VEBA as of January 1, 2008 (UAW Related Account) and had a balance of $14.5 billion. No amounts will be withdrawn from the UAW Related Account, including its investment returns, until transfer to the New VEBA.

In February 2008, pursuant to the Settlement Agreement, we issued a $4.0 billion short term note (Short-Term Note) to LBK, LLC, a Delaware limited liability company of which we are the sole member (LBK). The Short-Term Note pays interest at a rate of 9% and matures on the date that the face amount of the Short-Term Note is paid with interest to the New VEBA in accordance with the terms of the Settlement Agreement. LBK will hold the Short-Term Note until maturity.

In February 2008, pursuant to the Settlement Agreement, we issued $4.4 billion principal amount of our 6.75% Series U Convertible Senior Debentures Due December 31, 2012 (Convertible Note) to LBK. LBK will hold the Convertible Note until it is transferred to the New VEBA in accordance with the terms of the Settlement Agreement. Interest on the Convertible Note is payable semiannually. In accordance with the Settlement Agreement LBK will transfer any interest it receives on the Convertible Note to a temporary asset account we maintain. The funds in the temporary asset account will be transferred to the New VEBA in accordance with the terms of the Settlement Agreement.

In conjunction with the issuance of the Convertible Note, we entered into certain cash-settled derivative instruments maturing on June 30, 2011 with LBK that will have the economic effect of reducing the conversion price of the Convertible Note from $40 to $36. These derivative instruments will also entitle us to partially recover the additional economic value provided if

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

our common stock price appreciates to between $63.48 and $70.53 per share and to fully recover the additional economic value provided if our common stock price reaches $70.53 per share or above. Pursuant to the Settlement Agreement, LBK will transfer its interests in the derivatives to the New VEBA when the Convertible Note is transferred from LBK to the New VEBA following the Implementation Date.

Because LBK is a wholly-owned consolidated subsidiary, these securities have been eliminated in our condensed consolidated financial statements and will continue to be until they are transferred to the New VEBA without restrictions in accordance with the Settlement Agreement.

In April 2008, pursuant to the Settlement Agreement, we made a contribution of $165 million to the temporary asset account. Beginning in 2009, we may be required, under certain circumstances, to contribute an additional $165 million per year, limited to a maximum of an additional 19 payments, to either the temporary asset account or the New VEBA (when established). Such contributions will be required only if annual cash flow projections show that the New VEBA will become insolvent on a rolling 25-year basis. At any time, we will have the option to prepay all remaining contingent $165 million payments.

Additionally, at the initial effective date of the Settlement Agreement, we may transfer up to an additional $5.6 billion, subject to adjustment, to the New VEBA or we may instead opt to make annual payments of varying amounts between $0.4 billion and $3.3 billion through 2020.

2008 Special Attrition Programs

In February 2008, we signed agreements with the UAW and the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers (IUE) regarding special attrition programs which are intended to further reduce the number of hourly employees. The UAW attrition program (2008 UAW Special Attrition Program) offered to our 74,000 UAW-represented employees consists of wage and benefit packages for normal and voluntary retirements, buyouts or pre-retirement employees with 26 to 29 years of service. In addition to their vested pension benefits, those employees that are retirement eligible will receive a lump sum payment, depending upon classification, that will be funded from our U.S. Hourly Pension Plan. For those employees not retirement eligible, other retirement and buyout options have been offered. The terms offered to the 2,300 IUE represented employees (2008 IUE Special Attrition Program) are similar to those offered through the 2008 UAW Special Attrition Program. During the three months ended March 31, 2008, we recorded $201 million of expense primarily for the 2008 UAW Special Attrition Program and the 2008 IUE Special Attrition Program (2008 Special Attrition Programs) in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” (SFAS No. 106), and SFAS No. 112, “Employer’s Accounting for Postemployment Benefits” (SFAS No. 112) Refer to Note 12. Included in the $201 million expensed in the three months ended March 31, 2008 is $167 million recorded pursuant to SFAS No. 88 which is recorded in the Curtailments, settlements and other line of U.S. Pension Plan Benefits. These costs include lump sum payments and other costs related to pre-retirement benefit payments for irrevocable acceptances through March 31, 2008 under the 2008 Special Attrition Programs. Because the offer period for the 2008 Special Attrition Programs extends into the three months ended June 30, 2008, additional acceptances are expected and accordingly, further amounts will be expensed in the three months ended June 30, 2008. Such amounts will likely exceed $400 million. In addition, it is reasonably possible that sufficient acceptances will be received such that we may need to remeasure our defined benefit plans for potential curtailments and accelerate the recognition of a portion of our unamortized prior service costs (credits) for our hourly U.S. pension and OPEB plans.

Legal Services Plans and Restatement of Financial Information

The accompanying condensed consolidated balance sheet and statement of stockholders’ deficit as of March 31, 2007 have been restated to correct the accounting for certain benefit plans that provide legal services to hourly employees represented by the UAW, International Union of Electrical Workers Communications Workers of America (IUE-CWA) and the Canadian Auto

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Workers (CAW) (Legal Services Plans) as discussed in our 2007 10-K. In order to correct the condensed consolidated balance sheet as of March 31, 2007, we increased deferred tax assets and OPEB liabilities by $112 million and $323 million, respectively. This resulted in a reduction of $211 million to previously reported stockholders’ deficit as of March 31, 2007. We have not restated the condensed consolidated statements of operations or cash flows for the three months ended March 31, 2007 for this misstatement because we have concluded that the impact is immaterial.

Note 9. Commitments and Contingencies

Commitments

We have provided guarantees related to the residual value of certain operating leases, primarily the lease of our corporate headquarters. As of March 31, 2008, the maximum potential amount of future undiscounted payments that could be required to be made under these guarantees amounted to $754 million. These guarantees terminate during years ranging from 2008 to 2035. Certain leases contain renewal options. In connection with the residual value guarantee related to the lease of our corporate headquarters, we have recorded liabilities totaling $126 million as of March 31, 2008. We recorded an additional $20 million with respect to this residual value guarantee prior to the lease’s expiration in May 2008, at which point we purchased the building for $626 million in cash, removed the residual value guarantee liability and recorded the building at its estimated fair value.

We have agreements with third parties that guarantee the fulfillment of certain suppliers’ commitments and related obligations. As of March 31, 2008, the maximum potential future undiscounted payments that could be required to be made under these guarantees amount to $168 million. These guarantees terminate during years ranging from 2008 to 2017, or upon the occurrence of specific events, such as an entity’s cessation of business. In connection with such guarantees, we have recorded liabilities totaling $19 million.

In addition, in some instances, certain assets of the party whose debt or performance is guaranteed may offset, to some degree, the effect of the triggering of the guarantee. The offset of certain payables may also apply to certain guarantees.

We also provide payment guarantees on commercial loans made by GMAC and outstanding with certain third-parties, such as dealers or rental car companies. As of March 31, 2008, the maximum commercial obligations we guaranteed related to these loans was $121 million. Years of expiration related to these guarantees range from 2008 to 2012. Based on the creditworthiness of these third parties, the value ascribed to the guarantees we provided was determined to be insignificant.

In connection with certain divestitures of assets or operating businesses, we have entered into agreements indemnifying certain buyers and other parties with respect to environmental conditions pertaining to real property we owned. Also, in connection with such divestitures, we have provided guarantees with respect to benefits to be paid to former employees relating to pensions, postretirement health care and life insurance. Aside from indemnifications and guarantees related to Delphi Corporation (Delphi) or a specific divested unit, both of which are discussed below, due to the conditional nature of these obligations it is not possible to estimate our maximum exposure under these indemnifications or guarantees. No amounts have been recorded for such obligations as they are not probable and estimable at this time.

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

Refer to Note 15 for additional information on guarantees that we provide to GMAC.

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

While the final outcome of environmental matters cannot be predicted with certainty, it is our opinion that none of these items, when finally resolved, is expected to have a material adverse effect on our financial position or liquidity. However, it is possible that the resolution of one or more environmental matters could exceed the amounts accrued in an amount that could be material to our results of operations in any particular reporting period.

Asbestos Claims

Like most automobile manufacturers, we have been subject to asbestos-related claims in recent years. We have seen these claims primarily arise from three circumstances:

•	A majority of these claims seek damages for illnesses alleged to have resulted from asbestos used in brake components;

•	Limited numbers of claims have arisen from asbestos contained in the insulation and brakes used in the manufacturing of locomotives; and

•	Claims brought by contractors who allege exposure to asbestos-containing products while working on premises we owned.

While we have resolved many of the asbestos-related cases over the years and continue to do so for strategic litigation reasons such as avoiding defense costs and possible exposure to excessive verdicts, we believe that only a small proportion of the claimants has or will develop any asbestos-related impairment. Only a small percentage of the claims pending against us allege causation of a disease associated with asbestos exposure. The amount expended on asbestos-related matters in any year depends on the number of claims filed, the amount of pretrial proceedings and the number of trials and settlements during the period.

We record the estimated liability associated with asbestos personal injury claims where the expected loss is both probable and can reasonably be estimated. In the three months ended December 31, 2007, we retained Hamilton, Rabinovitz & Associates, Inc. (HRA), a firm specializing in estimating asbestos claims to assist us in determining our potential liability for

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

pending and unasserted future asbestos personal injury claims. The analysis relies on and includes the following information and factors:

•	A third-party forecast of the projected incidence of malignant asbestos related disease likely to occur in the general population of individuals occupationally exposed to asbestos;

•	Data concerning claims filed against us and resolved, amounts paid, and the nature of the asbestos related disease or condition asserted during approximately the last four years (Asbestos Claims Experience);

•	The estimated rate of asbestos related claims likely to be asserted against us in the future based on our Asbestos Claims Experience and the projected incidence of asbestos related disease in the general population of individuals occupationally exposed to asbestos;

•	The estimated rate of dismissal of claims by disease type based on our Asbestos Claims Experience; and

•	The estimated indemnity value of the projected claims based on our Asbestos Claims Experience, adjusted for inflation.

We reviewed a number of factors, including the analysis provided by HRA and increased our reserve by $349 million in the three months ended December 31, 2007 to reflect a reasonable estimate of our probable liability for pending and future asbestos related claims projected to be asserted over the next ten years, including legal defense costs. We will monitor our actual claims experience for consistency with this estimate and make periodic adjustments as appropriate.

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

As of March 31, 2008, December 31, 2007 and March 31, 2007, our liability recorded for asbestos related matters was $628 million, $637 million and $539 million, respectively. The reserve balance between March 31, 2007 and December 31, 2007 increased as a result of a $349 million increase in the reserve for probable pending and future asbestos claims, as discussed above, which was partially offset by a reduction in the reserve for existing claims of $251 million resulting from fewer claims and lower expenses than previously estimated.

Contingent Matters-Litigation

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

With regard to the litigation matters discussed in the previous paragraph, we have established reserves for matters in which we believe that losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive or other treble damage claims or demands for recall campaigns, incurred but not reported asbestos-related claims, environmental remediation programs or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated as of March 31, 2008. We believe that we have appropriately accrued for such matters under SFAS No. 5 “Accounting for Contingencies” (SFAS No. 5), or, for matters not requiring accrual, that such matters will not have

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

a material adverse effect on our results of operations or financial position based on information currently available to us. Litigation is inherently unpredictable, however, and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to us with respect to our results of operations in any particular reporting period.

Delphi Corporation

Benefit Guarantee

In 1999, we spun off our Automotive Components Group (ACG) into a new entity, which became Delphi. Delphi is our largest supplier of automotive systems, components and parts and we are Delphi’s largest customer. At the time of the spin-off, employees of ACG became employees of Delphi. As part of the separation agreements, Delphi assumed the pension and other postretirement benefit obligations for these transferred U.S. hourly employees who retired after October 1, 2000 and we retained pension and other postretirement obligations for U.S. hourly employees who retired on or before October 1, 2000. Additionally at the time of the spin-off, we entered into separate agreements with the UAW, the IUE-CWA and the United Steel Workers (USW) (individually, the UAW, IUE-CWA and USW Benefit Guarantee Agreements and, collectively, the Benefit Guarantee Agreements) providing contingent benefit guarantees whereby we would make payments for certain pension benefits and OPEB to certain former U.S. hourly employees that became employees of Delphi (defined as Covered Employees). Each Benefit Guarantee Agreement contains separate benefit guarantees relating to pension and OPEB obligations, with different triggering events. The UAW, IUE-CWA and USW required through the Benefit Guarantee Agreements that in the event that Delphi or its successor companies ceases doing business or becomes subject to financial distress we could be liable if Delphi fails to provide the corresponding benefits at the required level. The Benefit Guarantee Agreements do not obligate us to guarantee any benefits for Delphi retirees in excess of the corresponding benefits we provide at the time to our own hourly retirees. Accordingly, any reduction in the benefits we provide our hourly retirees reduces our obligation under the corresponding benefit guarantee. In turn, Delphi has entered into an agreement (Indemnification Agreement) with us that requires Delphi to indemnify us if we are required to perform under the UAW Benefit Guarantee Agreement. In addition, with respect to pension benefits, our guarantee arises only to the extent that the pension benefits provided by Delphi and the Pension Benefit Guaranty Corporation fall short of the guaranteed amount. The Indemnification Agreement and the UAW Benefit Guarantee Agreements have been extended until June 30, 2008.

We received notice from Delphi, dated October 8, 2005, that it was more likely than not that we would become obligated to provide benefits pursuant to the Benefit Guarantee Agreements, in connection with its commencement of Chapter 11 proceedings under the U.S. Bankruptcy Code. The notice stated that Delphi was unable to estimate the timing and scope of any benefits we might be required to provide under the Benefit Guarantee Agreements; however, in 2005, we believed it was probable that we had incurred a liability under the Benefit Guarantee Agreements. Also, on October 8, 2005, Delphi filed a petition for Chapter 11 proceedings under the U.S. Bankruptcy Code for itself and many of its U.S. subsidiaries. On June 22, 2007, we entered into a Memorandum of Understanding with Delphi and the UAW (Delphi UAW MOU) which included terms relating to the consensual triggering of the Benefit Guarantee Agreement with the UAW as well as additional terms relating to Delphi’s restructuring. Under the Delphi UAW MOU we also agreed to pay for certain healthcare costs of Delphi retirees and their beneficiaries in order to provide a level of benefits consistent with those provided to our retirees and their beneficiaries from the Mitigation Plan VEBA, as discussed in our 2007 10-K. We also committed to pay $450 million to settle a UAW claim asserted against Delphi, which the UAW has directed us to pay directly to the GM UAW VEBA trust. Such amount is expected to be amortized to expense over future years. In August 2007, we entered into a Memorandum of Understanding with Delphi and the IUE-CWA (Delphi IUE-CWA MOU), and we entered into two separate Memoranda of Understanding with Delphi and the USW (collectively the USW MOUs). The terms of the Delphi IUE-CWA MOU and the USW MOUs are similar to the Delphi UAW MOU with regard to the consensual triggering of the Benefit Guarantee Agreements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Delphi-GM Settlement Agreements

We have entered into comprehensive settlement agreements with Delphi (Delphi-GM Settlement Agreements) consisting of a Global Settlement Agreement, as amended (GSA) and a Master Restructuring Agreement, as amended (MRA) that would become effective upon Delphi’s substantial consummation of its Plan of Reorganization (POR) and our receipt of consideration provided for in the POR. The GSA is intended to resolve outstanding issues between Delphi and us that have arisen or may arise before Delphi’s emergence from Chapter 11 and will be implemented with Delphi shortly after emergence from bankruptcy. The MRA is intended to govern certain aspects of our commercial relationship following Delphi’s emergence from Chapter 11. The more significant items contained in the Delphi-GM Settlement Agreements include our commitment to:

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

The GSA also resolves all claims in existence as of the effective date of Delphi’s POR that either Delphi or we have or may have against the other. Additionally, the GSA provides that Delphi will pay us: (1) $1.5 billion in a combination of at least $750 million in cash and a second lien note; and (2) $1 billion in junior preferred convertible stock at POR value upon Delphi’s substantial consummation of its POR. In February 2008 we informed Delphi that we were prepared to reduce the cash portion of our distributions significantly and accept an equivalent amount of debt in the form of a first or second lien note to help facilitate Delphi’s successful emergence from bankruptcy proceedings. Under Delphi’s POR and as a result of our agreed participation in Delphi’s exit financing, our total recovery would have consisted of $0.3 billion in cash, $2.7 billion in second lien debt and $1.0 billion in junior preferred convertible stock at the POR value. The second lien debt includes $1.5 billion relating to our assumption of $1.5 billion of Delphi net pension obligations. The ultimate value of any consideration is contingent on the fair market value of Delphi’s securities upon emergence from bankruptcy.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In January 2008, Delphi withdrew its March 2006 motion under the U.S. Bankruptcy Code seeking to reject certain supply contracts with us.

The Bankruptcy Court entered an order on January 25, 2008 confirming Delphi’s POR, including the Delphi-GM Settlement Agreements. On April 4, 2008, Delphi announced that although it had met the conditions required to substantially consummate its POR, including obtaining $6.1 billion in exit financing, Delphi’s plan investors refused to participate in the closing of the transaction contemplated by the POR, which was commenced but not completed because of the plan investors’ position. As a result, it is unlikely that Delphi will emerge from bankruptcy in the near-term. We believe that Delphi will seek alternative arrangements to emerge from bankruptcy, but there can be no assurance that Delphi will be successful in obtaining any alternative arrangements. The resulting uncertainty could potentially disrupt our ability to plan future production and realize our cost reduction goals, affect our relationship with the UAW, result in our providing additional financial support to Delphi, receive less than the distributions that we expected from the resolution of Delphi’s bankruptcy proceedings, or assume some of Delphi’s obligations to its workforce and retirees.

We continue to work with Delphi and its stakeholders to facilitate Delphi’s efforts to emerge from bankruptcy. As part of this effort, we have agreed to advance up to $650 million to Delphi during 2008, which is within the amounts we would have owed under the Delphi-GM Settlement Agreements had Delphi emerged from bankruptcy in April 2008. We will receive an administrative claim for funds we advance to Delphi under this arrangement, and such funds will be credited against amounts owed by us under the Delphi-GM Settlement Agreements once such agreements become effective. We have agreed to work together with Delphi toward implementation of the Delphi-GM Settlement Agreements in the near-term.

In the three months ended March 31, 2008, we recorded a charge in Other expenses of $731 million to increase our net liability related to the Benefit Guarantee Agreements, primarily due to updated estimates reflecting uncertainty around the nature, value and timing of our recoveries upon emergence of Delphi from bankruptcy. We have recorded total charges of $8.3 billion to date in connection with the Benefit Guarantee Agreements. These charges are net of estimated recoveries that would be due to us upon emergence of Delphi from bankruptcy. In the three months ended March 31, 2007 no charges related to the Benefit Guarantee Agreements were recorded. Our commitments under the Delphi-GM Settlement Agreements for the Labor Cost Subsidy and Production Cash Burn Support are expected to result in additional expense of between $300 million and $400 million annually beginning in 2008 through 2015, which will be treated as a period cost and expensed as incurred as part of Automotive cost of sales. Due to the uncertainties surrounding Delphi’s ability to emerge from bankruptcy it is reasonably possible that additional losses could arise in the future, but we currently are unable to estimate the amount or range of such losses, if any.

Benefit Guarantees Related to Divested Plants

We have entered into various guarantees regarding benefits for our former employees at two previously divested plants that manufacture component parts whose results continue to be included in our consolidated financial statements in accordance with FASB Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities” (FIN No. 46(R)). For these divested plants, we entered into agreements with both of the purchasers to indemnify, defend and hold each purchaser harmless for any liabilities arising out of the divested plants and with the UAW guaranteeing certain postretirement health care benefits and payment of postemployment benefits.

In 2007, we recognized favorable adjustments of $44 million related to these plant closures, in addition to a $38 million curtailment gain with respect to OPEB.

Note 10. Income Taxes

Under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (APB No. 28), we are required to adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate. We are also required to record the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

Pursuant to SFAS No. 109, valuation allowances have been established for deferred tax assets based on a “more likely than not” threshold. Our ability to realize our deferred tax assets depends on our ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•	Future reversals of existing taxable temporary differences;
•	Future taxable income exclusive of reversing temporary differences and carryforwards;
•	Taxable income in prior carryback years; and
•	Tax-planning strategies.

Pursuant to SFAS No. 109, concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling three years of actual and current year anticipated results as our primary measure of our cumulative losses in recent years. However, because a substantial portion of those cumulative losses related to various non-recurring matters and the implementation of our North American Turnaround Plan, we adjusted those three-year cumulative results for the effect of these items. The analysis performed in the three months ended September 30, 2007 and our current analysis indicates that in the United States, Canada, Germany and the United Kingdom, we have cumulative three year losses on an adjusted basis. In Spain, we anticipate being in a cumulative three-year loss position in the near-term. This is considered significant negative evidence which is objective and verifiable and therefore, difficult to overcome. In addition, as discussed in “Near-Term Market Challenges” our near-term financial outlook in these jurisdictions remains challenging. Accordingly, in the three months ended September 30, 2007, we concluded that the objectively verifiable negative evidence of our recent historical losses combined with our challenging near-term outlook out-weighed other factors and that it is more likely than not that we will not generate taxable income to realize our net deferred tax assets, in whole or in part in these jurisdictions. Although our three year adjusted cumulative loss in the United States at March 31, 2008 has decreased from that at December 31, 2007, we continue to believe this conclusion is appropriate. As it relates to our assessment in the United States, many factors in our evaluation are not within our control, particularly:

•	The possibility for continued or increasing price competition in the highly competitive U.S. market;
•	Continued high fuel prices and the possible effect that may have on consumer preferences related to our most profitable products, fullsize trucks and utility vehicles;
•	Uncertainty over the effect on our cost structure from more stringent U.S. fuel economy and global emissions standards which may require us to sell higher volumes of alternative fuel vehicles across our portfolio;
•	Uncertainty as to the future operating results of GMAC’s ResCap mortgage business; and
•	Acceleration of tax deductions for OPEB liabilities as compared to prior expectations due to changes associated with the Settlement Agreement.

We recorded full valuation allowances against our net deferred tax assets in the United States, Canada and Germany in the three months ended September 30, 2007 and in Spain and the United Kingdom in the three months ended March 31, 2008. With regard to the United States, Canada and Germany we continue to believe that full valuation allowances are needed against our net deferred tax assets in these tax jurisdictions.

If, in the future, we generate taxable income in the United States, Canada, Germany, the United Kingdom and Spain on a sustained basis, our conclusion regarding the need for full valuation allowances in these tax jurisdictions could change in the future, resulting in the reversal of some or all of such valuation allowances in the future. If our U.S., Canadian, German, United

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Kingdom or Spanish operations generate taxable income prior to reaching profitability on a sustained basis, we would reverse a portion of the valuation allowance related to the corresponding realized tax benefit for that period, without changing our conclusions on the need for a full valuation allowance against the remaining net deferred tax assets.

In the three months ended March 31, 2008, we recognized income tax expense on Loss from continuing operations before income taxes, equity income and minority interests due to: (1) the effect of valuation allowances totaling $394 million recorded against our net deferred tax assets in the United Kingdom of $170 million and Spain of $224 million, which is discussed in more detail below; and (2) the impact of no longer recording tax benefits for losses incurred in the United States, Canada, Germany and Brazil, unless offset by pretax income from other than continuing operations, based on the valuation allowances established in the three months ended September 30, 2007, as disclosed in our 2007 10-K.

In the three months ended March 31, 2008, we determined that it was more likely than not that we would not realize our net deferred tax assets, in whole or in part, in Spain and the United Kingdom and recorded full valuation allowances totaling $394 million against our net deferred tax assets in these tax jurisdictions. The following summarizes the significant changes occurring in the three months ended March 31, 2008, which resulted in our decision to record these full valuation allowances.

In the United Kingdom, we are in a three-year adjusted cumulative loss position and our near-term and mid-term financial outlook for automotive market conditions is more challenging than we believed in the three months ended December 31, 2007. Our outlook deteriorated based on our projections of the combined effects of the challenging foreign exchange environment and unfavorable commodity prices. Additionally, we have increased our estimate of the potential costs that may arise from the regulatory and tax environment relating to carbon dioxide (CO2) emissions in the European Union, including legislation enacted or announced during 2008.

In Spain, although we are not currently in a three-year adjusted cumulative loss position our near-term and mid-term financial outlook deteriorated significantly in the three months ended March 31, 2008 such that we anticipate being in a three-year adjusted cumulative loss position in the near- and mid-term. In Spain, as in the United Kingdom, we are unfavorably affected by the combined effects of the foreign exchange environment and commodity prices, including our estimate of the potential costs that may arise from the regulatory and tax environment relating to CO2 emissions.

Based on our analysis, we concluded that it was more likely than not that we would not realize our net deferred tax assets, in whole or in part, in the United Kingdom and Spain and recorded full valuation allowances.

As of March 31, 2008 and December 31, 2007, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $2.8 billion and $0.1 billion, respectively. As of March 31, 2007, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $2.7 billion and $2.1 billion, respectively. These amounts consider the guidance in FIN No. 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FIN No. 48-1). As of March 31, 2008, $2.3 billion of the liability for uncertain tax positions is netted against deferred tax assets relating to the same tax jurisdictions. The remainder of the liability for uncertain tax positions is classified as a non-current liability.

We file income tax returns in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. In the U.S., our federal income tax returns for 2001 through 2003 have been reviewed by the Internal Revenue Service, and except for one transfer pricing matter, it is likely that this examination will conclude in 2008. We have submitted requests for Competent Authority assistance on the transfer pricing matter. The Internal Revenue Service is currently reviewing our 2004 through 2006 federal income tax returns. In addition, our previously filed tax returns are currently under review in Argentina, Australia, Belgium, Canada, China, Ecuador, France, Germany, Greece, India, Indonesia, Italy, New Zealand, Portugal, Russia, Spain, Taiwan, Thailand, Turkey, the United Kingdom and Venezuela. We have received notice that tax audits will commence in Japan and Korea. We believe that certain tax audits in Mexico and the United Kingdom will conclude during 2008. As of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2008 it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits over the next twelve months.

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

Note 11. Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 and in February 2007, issued SFAS No. 159. Both standards address aspects of the expanding application of fair value accounting. Effective January 1, 2008, we adopted SFAS No. 157 and SFAS No. 159. Pursuant to the provisions of FSP No. 157-2, we have decided to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. There was no adjustment to Accumulated deficit as a result of our adoption of SFAS No. 157. SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. We have not elected to measure any financial assets or financial liabilities at fair value which were not previously required to be measured at fair value.

SFAS No. 157 provides for the following:

•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;

•	Establishes a three-level hierarchy for fair value measurements based upon the observability of inputs to the valuation of an asset or liability as of the measurement date;

•	Requires consideration of our nonperformance risk when valuing liabilities; and

•	Expands disclosures about instruments measured at fair value.

SFAS No. 157 also establishes a three-level valuation hierarchy for fair value measurements. These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1 — Quoted prices for identical instruments in active markets;

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable: and

•	Level 3 — Instruments whose significant inputs are unobservable.

Following is a description of the valuation methodologies we used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Securities

We classify our securities within Level 1 of the valuation hierarchy where quoted prices are available in an active market. Level 1 securities include exchange-traded equities. If quoted market prices are not available, we determine the fair values of our securities using pricing models, quoted prices of securities with similar characteristics or discounted cash flow models. These models are primarily industry-standard models that consider various assumptions, including time value and yield curve as well as other relevant economic measures. Examples of such securities, which we would generally classify within Level 2 of the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

valuation hierarchy, include U. S. government and agency securities, certificates of deposit, commercial paper, and corporate debt securities. In certain cases where there is limited activity or less observability to inputs to the valuation, we classify our securities within Level 3 of the valuation hierarchy. Inputs to the Level 3 security fair value measurements consider various assumptions, including time value, yield curve, prepayment speeds, default rates, loss severity, current market and contractual prices for underlying financial instruments as well as other relevant economic measures. Securities classified within Level 3 include certain mortgage-backed securities, certain corporate debt securities and other securities.

Derivatives

The majority of our derivatives are traded on the over-the-counter market and are valued using internal models that use as their basis readily observable market inputs, such as time value, forward interest rates, volatility factors, and current and forward market prices for commodities and foreign exchange rates. We generally classify these instruments within Level 2 of the valuation hierarchy. Such derivatives include interest rate swaps, cross currency swaps, foreign currency derivatives and commodity derivatives. We classify derivative contracts that are valued based upon models with significant unobservable market inputs as Level 3 of the valuation hierarchy. Examples include certain long-dated commodity purchase contracts and interest rate derivatives with notional amounts that fluctuate over time. Models for these fair value measurements include unobservable inputs based on estimated forward rates and prepayment speeds.

SFAS No. 157 requires that the valuation of derivative liabilities must take into account the company’s own nonperformance risk. Effective January 1, 2008, we updated our derivative liability valuation methodology to consider our own nonperformance risk as observed through the credit default swap market and bond market.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the financial instruments measured at fair value on a recurring basis:

	Fair Value Measurements on a Recurring Basis as of March 31, 2008
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)

Assets
Securities
Equity	$430	$23	$—	$453
United States government and agency	—	1,287	—	1,287
Mortgage-backed	—	—	283	283
Certificates of deposit	—	5,268	—	5,268
Commercial paper	—	4,410	—	4,410
Corporate debt	—	602	51	653
Other	—	29	221	250
Derivatives
Cross currency swaps	—	199	—	199
Interest rate swaps	—	219	11	230
Foreign currency derivatives	—	968	—	968
Commodity derivatives	—	1,035	354	1,389

Total Assets	$430	$14,040	$920	$15,390

Liabilities
Derivatives
Cross currency swaps	$—	$55	$—	$55
Interest rate swaps	—	—	11	11
Foreign currency derivatives	—	1,528	—	1,528
Commodity derivatives	—	216	—	216

Total Liabilities	$—	$1,799	$11	$1,810

The table below includes the activity in the balance sheet accounts for financial instruments classified within Level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components which are validated to external sources.

	Level 3 Financial Assets and Liabilities
	Three Months Ended March 31, 2008
				Purchases,	Transfer in
	January 1,	Gains/(Losses)		Issuances and	and/or out of	March 31,
	2008	Realized	Unrealized	Settlements	Level 3	2008
	(Dollars in millions)

Net Assets
Mortgage-backed securities	$283	$—	$(4)	$4	$—	$283
Interest rate swaps — net	2	—	—	(2)	—	—
Commodity derivatives	257	—	119	(22)	—	354
Corporate debt securities	28	—	23	—	—	51
Other securities	258	(3)	(20)	(14)	—	221

Total Net Assets	$828	$(3)	$118	$(34)	$—	$909

Unrealized securities holding gains and losses are excluded from earnings and reported in Other comprehensive income until realized. Gains and losses are not realized until an instrument is settled or sold. On a monthly basis, we evaluate whether

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

losses related to investments in debt and equity securities are temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. If losses are determined to be other than temporary, the loss is recognized and the investment carrying amount is adjusted to a revised fair value. Included in Unrealized Gains/(Losses) on Other securities is an other-than-temporary impairment of $17 million. Although recognition of impairment losses represents a decline in fair value that is not considered to be temporary, those losses may still be recovered in the future and are therefore not realized unless settled. Included in Unrealized Gains/(Losses) on Commodity derivatives is an unrealized gain related to changes in underlying precious and base metal prices recorded in Automotive cost of sales. The amount of realized losses related to Other securities has been recorded in Automotive interest and other non-operating income, net.

The following table presents the financial instruments measured at fair value on a nonrecurring basis in periods subsequent to initial recognition in the three months ended March 31, 2008:

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	March 31,	Identical Assets	Observable Inputs	Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)	Total Losses
	(Dollars in millions)

Assets
Investment in GMAC Common Membership Interests	$5,391	$—	$—	$5,391	$(1,310)
Investment in GMAC Preferred Membership Interests	902	—	—	902	(142)

Total	$6,293	$—	$—	$6,293	$(1,452)

In accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB No. 18), our investment in GMAC Common Membership Interests, with a pre-impairment carrying amount of $6.7 billion as of March 31, 2008, was written down to its estimated fair value of $5.4 billion as of March 31, 2008, after considering the impact of recording our share of GMAC’s results for the three months ended March 31, 2008. The resulting impairment charge of $1.3 billion was recorded in Equity in loss of GMAC LLC. Additionally, our investment in GMAC Preferred Membership Interests, with a pre-impairment carrying amount of $1.0 billion as of March 31, 2008, was written down to its estimated fair value of $902 million as of March 31, 2008. The resulting impairment charge of $142 million was recorded in Automotive interest income and other non-operating income, net.

In order to determine the fair value of our investment in GMAC Common Membership Interests, we first determined a fair value of GMAC by applying various valuation techniques to its significant business units, and then applied our 49% equity interest to the resulting fair value. Our determination of the fair value of GMAC encompassed applying valuation techniques, which included Level 3 inputs, to GMAC’s significant business units as follows:

•	Auto Finance — We obtained industry data, such as equity and earnings ratios for other industry participants, and developed average multiples for these companies based upon a comparison of their businesses to Auto Finance.

•	Insurance — We developed a peer group, based upon such factors as equity and earnings ratios and developed average multiples for these companies.

•	Residential Capital, LLC — We obtained industry data for an industry participant who we believe to be comparable, and also utilized the publicly announced acquisition price of an industry participant who we believe to be comparable.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	Commercial Finance Group — We obtained industry data, such as price and earnings ratios, for other industry participants, and developed average multiples for these companies based upon a comparison of their businesses to the Commercial Finance Group.

In order to determine the fair value of our investment in GMAC Preferred Membership Interests, we determined a fair value by applying valuation techniques, which included Level 3 inputs, to various characteristics of the GMAC Preferred Membership Interests as follows:

•	Utilizing information as to the pricing on similar investments and changes in yields of other GMAC securities in the three months ended March 31, 2008, we developed a discount rate for the valuation.

•	Utilizing assumptions as to the receipt of dividends on the GMAC Preferred Membership Interests, the expected call date and a discounted cash flow model, we developed a present value of the related cash flows.

Note 12. GMNA Postemployment Benefit Costs

As previously discussed in our 2007 10-K, the majority of our hourly employees working within GMNA are represented by various labor unions. We have specific labor contracts with each union, some of which require us to pay idled employees certain wage and benefit costs. Costs to idle, consolidate or close facilities and provide postemployment benefits to employees idled on an other than temporary basis are accrued based on our best estimate of the wage and benefit costs to be incurred. Costs related to the idling of employees that are expected to be temporary are expensed as incurred. We review the adequacy and continuing need for these liabilities on a quarterly basis in conjunction with our quarterly production and labor forecasts. As a result of the 2008 Special Attrition Programs in the three months ended March 31, 2008, we recorded $48 million of additional postemployment benefit costs in accordance with SFAS No. 112. Refer to Note 8.

The liability for postemployment benefit costs as of March 31, 2008 reflects estimated future wages and benefits for 8,000 employees primarily located at idled facilities and facilities to be idled and 3,600 employees subject to the terms of the various attrition programs. As of December 31, 2007, the postemployment benefit costs liability reflects estimated future wages and benefits related to 8,900 employees primarily located at idled facilities and facilities to be idled as a result of previous GMNA plant idling activities and 3,800 employees subject to the terms of the attrition programs. The liability for postemployment benefit costs as of March 31, 2007 reflects estimated future wages and benefits related to 7,500 employees primarily located at idled facilities and facilities to be idled and 5,100 employees subject to the terms of the attrition programs.

Activity for postemployment benefit costs is as follows:

	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2008	2007	2007
	(Dollars in millions)

Beginning balance	$858	$1,269	$1,269
Additions	48	364	—
Interest accretion	7	21	4
Payments	(152)	(792)	(376)
Adjustments	(31)	(4)	(4)

Ending balance	$730	$858	$893

Note 13. Restructuring and Other Initiatives

We have executed various restructuring and other initiatives and may execute additional initiatives in the future to align manufacturing capacity to prevailing global automotive production and to improve the utilization of remaining facilities. Such

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table summarizes our restructuring and other initiative charges:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in millions)

Automotive Operations:
GMNA	$1	$2
GME	123	57
GMLAAM	3	—
GMAP	—	40

Total Automotive Operations	$127	$99

Refer to Note 12 for further discussion of postemployment benefits costs related to hourly employees of GMNA, and Note 8 for pension and other postretirement benefit charges related to our hourly employee separation initiatives.

2008 Activities

The following table details the components of our restructuring charges by segment in the three months ended March 31, 2008:

	GMNA	GME	GMLAAM	GMAP	Corporate and Other	Total
	(Dollars in millions)

Separation costs	$1	$123	$3	$—	$—	$127
Contract termination costs	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total restructuring charges	$1	$123	$3	$—	$—	$127

GMNA recorded restructuring charges of $1 million for a U.S. salaried severance program, which allows involuntarily terminated employees to receive ongoing wages and benefits for no longer than 12 months.

GME recorded charges of $123 million for separation programs. These charges were related to the following restructuring initiatives:

•	Charges of $73 million, primarily related to early retirement programs, along with additional minor separations under other current programs in Germany. Approximately 4,600 employees will leave under early retirement programs in Germany through 2013. The total remaining cost for the early retirements will be recognized over the remaining required service period of the employees.

•	In the three months ended June 30, 2007, we announced additional separation programs at the Antwerp, Belgium facility. These programs impact 1,900 employees, who will leave through July 2008, and have total estimated costs of $440 million. Of this amount, we recorded $45 million in the three months ended March 31, 2008 and $353 million in 2007 in connection with these separation programs. The remaining cost of the Antwerp, Belgium program will be recognized over the remaining required service period of the employees through July 2008.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	The remaining $5 million in separation charges relates to initiatives announced in 2006. These include separations in Sweden and the United Kingdom.

GMLAAM recorded restructuring charges of $3 million for separation programs in South Africa and Chile.

2007 Activities

The following table details the components of our restructuring charges by segment in the three months ended March 31, 2007:

	GMNA	GME	GMLAAM	GMAP	Corporate and Other	Total
	(Dollars in millions)

Separation costs	$2	$57	$—	$40	$—	$99
Contract termination costs	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total restructuring charges	$2	$57	$—	$40	$—	$99

GMNA recorded restructuring charges of $2 million for a U.S. salaried severance program, which allows involuntarily terminated employees to receive ongoing wages and benefits for no longer than 12 months.

GME recorded charges of $57 million for separation programs. These charges were related to the following restructuring initiatives:

•	Charges of $43 million, primarily related to early retirement programs, along with additional minor separations under other current programs in Germany as described in more detail above.

•	The remaining $14 million in separation charges relates to initiatives announced in 2006 as described above.

GMAP recorded charges of $40 million for a voluntary employee separation program at GM Holden, Ltd (Holden), which was announced in the three months ended March 31, 2007. This initiative reduces the facility’s workforce by 650 employees as a result of increased plant operational efficiency.

Note 14. Loss Per Share

Basic and diluted loss per share have been computed by dividing Loss from continuing operations by the weighted average number of shares outstanding during the period.

The amounts used in the basic and diluted loss per share computations are as follows:

	Three Months Ended March 31,
	2008	2007
	(In millions, except per share amounts)

Loss from continuing operations	$(3,251)	$(42)
Weighted average number of shares outstanding	566	566
Basic and diluted loss per share from continuing operations	$(5.74)	$(0.07)

Due to net losses from continuing operations for all periods presented, the assumed exercise of stock options had an antidilutive effect and therefore was excluded from the computation of diluted loss per share. The number of such options not

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

included in the computation of diluted loss per share was 102 million and 108 million in the three months ended March 31, 2008 and 2007, respectively.

No shares potentially issuable to satisfy the in-the-money amount of the convertible debentures have been included in diluted earnings per share for the three months ended March 31, 2008 and 2007 as our various series of convertible debentures were not-in-the-money.

In March 2007, Series A convertible debentures in the amount of $1.1 billion were put to us and settled entirely in cash. As of March 31, 2008 and 2007, the principal amount of outstanding Series A convertible debentures was $39 million.

Note 15. Transactions with GMAC

We have entered into various operating and financing arrangements with GMAC as more fully described in our 2007 10-K. The following describes the financial statement effects as of March 31, 2008, December 31, 2007 and March 31, 2007 and for the periods ended March 31, 2008 and 2007 which are included in our condensed consolidated financial statements.

Marketing Incentives and Operating Lease Residuals

As of March 31, 2008, December 31, 2007 and March 31, 2007, the maximum additional amount that could be paid by us under the U.S. residual support program was $1.2 billion, $1.1 billion and $0.4 billion, respectively. As of March 31, 2008, December 31, 2007 and March 31, 2007, we had total reserves recorded of $148 million, $118 million and $12 million, respectively, based on our estimated required future payments to GMAC associated with the maximum additional amount that we could be obligated to pay to GMAC under the U.S. residual support program.

As of March 31, 2008, December 31, 2007 and March 31, 2007, the maximum amount guaranteed under the U.S. risk sharing arrangement was $1.3 billion, $1.1 billion and $0.6 billion, respectively. As of March 31, 2008, December 31, 2007 and March 31, 2007, we had total reserves recorded of $142 million, $144 million and $76 million, respectively, based on our estimated future payments to GMAC associated with the maximum amount guaranteed under the U.S. risk sharing arrangement.

We paid $915 million and $870 million to GMAC primarily related to our U.S. marketing incentive and operating lease residual programs in the three months ended March 31, 2008 and 2007, respectively.

Equipment on Operating Leases Transferred to Us by GMAC

In November 2006, GMAC transferred equipment on operating leases to us, along with related debt and other assets. GMAC retained an investment in a note, which had a balance of $35 million, $35 million and $446 million as of March 31, 2008, December 31, 2007 and March 31, 2007, respectively, and is secured by the equipment on operating leases transferred.

Exclusivity Arrangement

We recognized exclusivity fee revenue of $26 million in the three months ended March 31, 2008 and 2007.

Royalty Arrangement

The amount of royalty income recognized in the U.S. in the three months ended March 31, 2008 and 2007 was $4 million.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance Sheet

A summary of the balance sheet effects of transactions with GMAC is as follows:

	March 31,	December 31,	March 31,
	2008	2007	2007
	(Dollars in millions)

Assets:
Accounts and notes receivable (a)	$1,726	$1,285	$1,337
Other assets (b)	$26	$30	$39
Liabilities:
Accounts payable (c)	$666	$548	$679
Short-term borrowings and current portion of long-term debt (d)	$2,823	$2,802	$3,338
Accrued expenses (e)	$15	$50	$63
Long-term debt (f)	$116	$119	$411

(a)	Represents wholesale settlements due from GMAC, as well as amounts owed by GMAC with respect to the Equipment on operating leases, net transferred to us, and the exclusivity fee and royalty arrangement.
(b)	Primarily represents distributions due from GMAC on our Preferred Membership Interests.
(c)	Primarily represents amounts accrued for interest rate support, capitalized cost reduction, residual support and lease pull-ahead programs and the risk sharing arrangement.
(d)	Represents wholesale financing, sales of receivable transactions and the short-term portion of term loans provided to certain dealerships wholly-owned by us or in which we have an equity interest. In addition, it includes borrowing arrangements with Adam Opel AG and arrangements related to GMAC’s funding of our company-owned vehicles, rental car vehicles awaiting sale at auction and funding of the sale of our vehicles in which we retain title while the vehicles are consigned to GMAC or dealers, primarily in the United Kingdom. Our financing remains outstanding until the title is transferred to the dealers. This amount also includes the short-term portion of a note provided to our wholly-owned subsidiary holding debt related to the Equipment on operating leases, net transferred to us from GMAC.
(e)	Primarily represents interest accrued on the transactions in (d) above.
(f)	Primarily represents the long-term portion of term loans and a note payable with respect to the Equipment on operating leases, net transferred to us mentioned in (d) above.

Statement of Operations

A summary of the income statement effects of transactions with GMAC is as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in millions)

Net sales and revenues (a)	$(703)	$(870)
Cost of sales and other expenses (b)	$218	$125
Automotive interest income and other non-operating income, net (c)	$102	$108
Interest expense (d)	$56	$80
Servicing expense (e)	$28	$50
Derivative gains (f)	$5	$5

(a)	Primarily represents the reduction in net sales and revenues for marketing incentives on vehicles which are sold, or anticipated to be sold, to customers or dealers and financed by GMAC in the U.S. This includes the estimated amount of residual support accrued under the residual support and risk sharing programs, rate support under the interest rate support

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

programs, operating lease and finance receivable capitalized cost reduction incentives paid to GMAC to reduce the capitalized cost in automotive lease contracts and retail automotive contracts, and costs under lease pull-ahead programs. This amount is offset by net sales for vehicles sold to GMAC for employee and governmental lease programs and third party resale purposes.
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

Note 16. Segment Reporting

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

Corporate and Other includes the elimination of inter-segment transactions, certain non-segment specific revenues and expenses, including costs related to postretirement benefits for Delphi and other retirees and certain corporate activities. Amounts presented in Automotive sales, Interest income and Interest expense in the tables that follow principally relate to the inter-segment transactions eliminated at Corporate and Other. All inter-segment balances and transactions have been eliminated in consolidation.

In the three months ended December 31, 2007, we changed our measure of segment profitability from net income to income before income taxes plus equity income, net of tax and minority interests, net of tax. Amounts for the three months ended March 31, 2007 have been revised to reflect these periods on a comparable basis for the changes discussed above. Additionally, 2007 amounts have been reclassified for the retroactive effect of discontinued operations as discussed in Note 3.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

								Total
					GMA	Total	Corporate	Excluding		Other	Total
	GMNA	GME	GMLAAM	GMAP	Eliminations	GMA	&Other(a)	FIO	GMAC(c)	Financing(b)	FIO	Total
	(Dollars in millions)

As of and for the Three Months ended March 31, 2008
Automotive sales
External customers	$24,006	$9,232	$4,666	$4,221	$—	$42,125	$—	$42,125	$—	$—	$—	$42,125
Inter-segment	537	677	97	1,256	(2,567)	—	—	—	—	—	—	—

Total automotive sales	24,543	9,909	4,763	5,477	(2,567)	42,125	—	42,125	—	—	—	42,125
Financial services and insurance revenues	—	—	—	—	—	—	—	—	—	545	545	545

Total net sales and revenues	$24,543	$9,909	$4,763	$5,477	$(2,567)	$42,125	$—	$42,125	$—	$545	$545	$42,670

Depreciation, amortization and impairment	$1,263	$464	$80	$187	$13	$2,007	$11	$2,018	$—	$211	$211	$2,229
Equity in loss of GMAC LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(1,612)	$—	$(1,612)	$(1,612)
Interest income	$271	$173	$72	$29	$—	$545	$(285)	$260	$—	$22	$22	$282
Interest expense	$634	$216	$55	$53	$3	$961	$(187)	$774	$—	$48	$48	$822
Income (loss) from continuing operations before income taxes, equity income and minority interest	$(795)	$69	$518	$202	$2	$(4)	$(1,029)	$(1,033)	$(1,728)	$104	$(1,624)	$(2,657)
Equity income (loss), net of tax	(20)	13	5	134	—	132	—	132	—	—	—	132
Minority interests, net of tax	3	(7)	(6)	(50)	—	(60)	—	(60)	—	(13)	(13)	(73)

Income (loss) from continuing operations before income taxes	$(812)	$75	$517	$286	$2	$68	$(1,029)	$(961)	$(1,728)	$91	$(1,637)	$(2,598)

Investments in nonconsolidated affiliates	$205	$419	$43	$1,228	$—	$1,895	$36	$1,931	$5,391	$—	$5,391	$7,322
Total assets	$91,873	$29,023	$8,251	$15,085	$(11,847)	$132,385	$(654)	$131,731	$10,567	$3,443	$14,010	$145,741
Goodwill	$168	$608	$—	$—	$—	$776	$—	$776	$—	$—	$—	$776
Expenditures for property	$1,245	$347	$77	$235	$25	$1,929	$16	$1,945	$—	$—	$—	$1,945

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

								Total
					GMA	Total	Corporate	Excluding		Other	Total
	GMNA	GME	GMLAAM	GMAP	Eliminations	GMA	& Other(a)	FIO	GMAC(c)	Financing(b)	FIO	Total
	(Dollars in millions)

As of and for the Three Months ended March 31, 2007
Automotive sales
External customers	$27,514	$8,070	$3,464	$3,403	$—	$42,451	$—	$42,451	$—	$—	$—	$42,451
Inter-segment	543	401	113	1,165	(2,222)	—	—	—	—	—	—	—

Total automotive sales	28,057	8,471	3,577	4,568	(2,222)	42,451	—	42,451	—	—	—	42,451
Financial services and insurance revenues	—	—	—	—	—	—	—	—	—	936	936	936

Total net sales and revenues	$28,057	$8,471	$3,577	$4,568	$(2,222)	$42,451	$—	$42,451	$—	$936	$936	$43,387

Depreciation, amortization and impairment	$1,366	$381	$73	$147	$9	$1,976	$6	$1,982	$—	$379	$379	$2,361
Equity in loss of GMAC LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(183)	$—	$(183)	$(183)
Interest income	$253	$155	$26	$34	$—	$468	$(219)	$249	$—	$140	$140	$389
Interest expense	$744	$191	$36	$56	$3	$1,030	$(231)	$799	$—	$248	$248	$1,047
Income (loss) from continuing operations before income taxes, equity income and minority interests	$(211)	$2	$255	$94	$(7)	$133	$(210)	$(77)	$(134)	$54	$(80)	$(157)
Equity income (loss), net of tax	13	8	6	127	—	154	2	156	—	—	—	156
Minority interests, net of tax	(10)	(6)	(7)	(78)	—	(101)	(1)	(102)	—	—	—	(102)

Income (loss) from continuing operations before income taxes	$(208)	$4	$254	$143	$(7)	$186	$(209)	$(23)	$(134)	$54	$(80)	$(103)

Income from discontinued operations, net of tax	$104	$—	$—	$—	$—	$104	$—	$104	$—	$—	$—	$104
Investments in nonconsolidated affiliates	$302	$419	$145	$1,099	$—	$1,965	$36	$2,001	$7,355	$—	$7,355	$9,356
Total assets	$129,800	$28,945	$4,883	$14,117	$(10,656)	$167,089	$(3,763)	$163,326	$12,921	$9,063	$21,984	$185,310
Goodwill	$271	$492	$—	$—	$—	$763	$—	$763	$—	$—	$—	$763
Expenditures for property	$742	$164	$35	$220	$—	$1,161	$20	$1,181	$—	$—	$—	$1,181

(a)	Corporate and Other includes charges of $731 million in the three months ended March 31, 2008 to increase our net liability related to the Benefit Guarantee Agreements, primarily resulting from updated estimates reflecting the uncertainty around the nature, value and timing of our recoveries upon Delphi’s emergence from bankruptcy.
(b)	Other Financing also includes the elimination of net receivables from total assets. Receivables eliminated as of March 31, 2008 and 2007 were $4.3 billion and $4.0 billion, respectively.
(c)	We sold a 51% equity interest in GMAC in November 2006. The remaining 49% equity interest is accounted for using the equity method and is included in GMAC’s segment assets. Refer to Notes 5 and 15 for summarized financial information of GMAC as of and for the three months ended March 31, 2008 and 2007.

Note 17. Subsequent Events

On May 1, 2008, we purchased three properties for $826 million in cash, including our Corporate Headquarters in Detroit, Michigan for $626 million and two other properties related to administrative offices located in Pontiac, Michigan, which were previously accounted for as capital leases for $200 million. Refer to Note 9.

We have recently agreed with American Axle that we would provide them with upfront financial support capped at $200 million to help fund employee buyouts, early retirements and buydowns to facilitate a settlement of the work stoppage.

GMAC is currently negotiating to provide a new 2-year $3.5 billion senior secured credit facility to its wholly owned subsidiary ResCap, which would be conditioned on successful completion by ResCap of a debt tender and exchange offer for its outstanding unsecured notes. ResCap’s financing plans also include seeking amendments to substantially all of its secured bilateral credit facilities to extend their maturities or to modify their tangible net worth covenants. We and Cerberus, or our designees, are in discussions to acquire an aggregate $750 million first loss participation in the proposed senior secured credit facility, shared between Cerberus and us on a pro rata basis.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ResCap anticipates that its new debt agreements will include covenants to maintain minimum cash balances. To comply with these covenants and to satisfy its liquidity needs, ResCap expects that it will be required, even if it successfully implements all of the proposed actions, to generate capital in the near term through asset sales or other actions in addition to its normal mortgage finance activities, to obtain additional cash of approximately $600 million by June 30, 2008. This additional cash requirement is an estimate based upon ResCap’s internal monthly cash forecasts targeting sufficient cash surpluses to prudently operate its business and remain in excess of anticipated cash covenants.

If ResCap is unsuccessful in executing these transactions, including additional liquidity actions, it would have a material adverse effect on GMAC, which could result in a further impairment of our investments in GMAC and could disrupt GMAC’s ability to finance our dealers and customers.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying condensed consolidated financial statements and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 10-K).

We operate in two businesses, consisting of Automotive (GM Automotive or GMA) and Financing and Insurance Operations (FIO). We are engaged primarily in the worldwide development, production and marketing of automobiles. We develop, manufacture and market vehicles worldwide through four automotive segments: GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM) and GM Asia Pacific (GMAP). Also, our FIO operations are primarily conducted through GMAC LLC (GMAC). We own a 49% equity interest in GMAC that is accounted for using the equity method of accounting. GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential mortgage services, automobile service contracts, personal automobile insurance coverage and selected commercial insurance coverage. FIO also includes Other Financing, which includes financing entities that are not consolidated by GMAC and two special purpose entities holding automotive leases previously owned by GMAC and its affiliates that we retained having a net book value of $3.1 billion, as well as the elimination of intercompany transactions with GM Automotive and Corporate and Other.

In the three months ended December 31, 2007, we changed our measure of segment profitability from net income to income before income taxes plus equity income, net of tax and minority interests, net of tax. Amounts for the three months ended March 31, 2007 have been revised to reflect these periods on a comparable basis for the changes discussed above. In addition, 2007 amounts have been reclassified for the retroactive effect of discontinued operations due to the August 2007 sale of Allison Transmission (Allison) as discussed in Note 3 to the condensed consolidated financial statements. Historically, Allison was included in GMNA.

Consistent with industry practice, our market share information includes estimates of industry vehicle sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.

Three Months Ended March 31, 2008 Overview

The following provides a summary of significant events and achievements in the three months ended March 31, 2008, as well as an update from our 2007 10-K of the global automotive industry, including current market challenges and our 2008 priorities, including key factors affecting future and current results and our North American Turnaround Plan.

As more fully described in this MD&A, the following items are noted regarding the three months ended March 31, 2008:

•	Consolidated net sales and revenues declined by 2%;

•	Automotive revenues declined 1%, reflecting growth in GMLAAM, GME and GMAP offset by significantly lower revenues in GMNA;

•	Net loss of $3.3 billion ($5.74 per share);

•	Impairment charge of $1.5 billion recorded related to our investment in GMAC;

•	American Axle & Manufacturing Holdings, Inc. (American Axle) work stoppage unfavorably impacted GMNA earnings by $0.8 billion;

•	Challenging markets continue in the United States (U.S.), Canada, Germany and certain other markets in Europe; and

•	Executed Settlement Agreement with the International Union, United Automotive, Aerospace and Agricultural Implement Workers of America (UAW).

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Global Automotive Industry

In the three months ended March 31, 2008, the global automotive industry continued to show strong sales and revenue growth outside of the United States. Global industry vehicle sales to retail and fleet customers were 18.0 million units in the three months ended March 31, 2008, representing a 3.2% increase over the comparable period in 2007. We expect industry vehicle sales to be approximately 73.0 million units in 2008 compared to 70.6 million in 2007. In recent years, the global automotive industry has experienced consistent year-to-year increases, growing 19.4% from 2003 to 2007. Much of this growth is attributable to demand in emerging markets, such as China, where industry vehicle sales increased 20.4% to 8.6 million units in 2007, from 7.1 million units in 2006.

Our worldwide vehicle sales in the three months ended March 31, 2008 were 2.3 million vehicles, virtually unchanged from the 2.3 million vehicles in the corresponding period in 2007. Vehicle sales increased for GME, GMLAAM and GMAP and declined for GMNA.

Our global market share in the three months ended March 31, 2008 was 12.5% compared to 13.0% in the corresponding period in 2007. Market share by region is as follows:

	Three Months Ended
	March 31,
	2008	2007

GMNA	21.7%	22.5%
GME	9.6%	9.7%
GMAP	7.0%	7.2%
GMLAAM	17.9%	16.7%

As disclosed in our 2007 10-K, our growth and profitability priorities for the remainder of 2008 are straightforward:

•	Continue to execute great products;
•	Build strong brands and distribution channels;
•	Execute additional cost reduction initiatives;
•	Grow aggressively in emerging markets;
•	Continue development and implementation of our advanced propulsion strategy; and
•	Drive the benefits of managing the business globally.

The following summarizes the progress on these priorities in the three months ended March 31, 2008, as well as changes in any key factors affecting our current and future results and our North American Turnaround Plan.

Continue to Execute Great Products.

Our first priority for 2008 is continuing to focus on product excellence by fully leveraging our global design, engineering and powertrain expertise to produce vehicles for a wide variety of regions and market segments. In North America, we plan to introduce several new vehicles in 2008 including the Pontiac G8 and Chevrolet Traverse. In emerging markets, we plan to expand and enhance our portfolio of lower cost vehicles.

Build Strong Brands and Distribution Channels.

We continued to accelerate our channel strategy of combining certain brands into a single dealership, which we believe will differentiate products and brands more clearly, enhance dealer profitability and provide us with greater flexibility in product portfolio and technology planning. In April 2008, we aligned our U.S. brands into four distinct dealer channels: Chevrolet, Saturn, Buick/Pontiac/GMC (BPG) and Cadillac/Hummer/Saab (Premium). We expect that this will enhance dealer profitability and, over time, facilitate more highly differentiated products and brands.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Execute Additional Cost Reduction Initiatives.

As described in more detail below under “Settlement Agreement,” we continued execution of our plan to address our legacy cost burden, a key element of our North American Turnaround Plan. In addition, we announced a special attrition program available to all of our 74,000 hourly workers represented by the UAW (2008 UAW Special Attrition Program), and we expect that participating employees will begin exiting throughout the first half of 2008. On April 28, we announced plans to eliminate one shift of production at three of our full-size pickup truck assembly plants and at one full-size sport utility vehicle assembly plant, to improve the alignment of our production capacity with market demand. We remain focused on repositioning our business for long-term competitiveness, including achieving a successful resolution to the issues related to the bankruptcy proceedings of Delphi Corporation (Delphi), a major supplier and former subsidiary.

Grow Aggressively in Emerging Markets.

Vehicle sales and revenues continue to grow globally, with the strongest growth in emerging markets such as China, India and the ASEAN region, as well as Russia, Brazil, the Middle East and the Andean region. In the three months ended March 31, 2008, 40% of all vehicle sales took place in emerging markets; we project that in 2012, 45% of vehicles will be sold in emerging markets. In response, we are planning to expand capacity in these emerging markets, and to pursue additional growth opportunities through our relationships with Shanghai General Motors Co., Ltd. (Shanghai GM), GM Daewoo Auto & Technology Company (GM Daewoo) and other potential strategic partners. In addition to the product and brand strategies discussed above, we plan to expand our manufacturing capacity in emerging markets in a cost effective way and to pursue new market opportunities. We believe that growth in these emerging markets will help to offset challenging near-term market conditions in mature markets, such as the U.S. and Germany.

Continue to Develop and Implement our Advanced Propulsion Strategy.

We continue to develop and advance our alternative propulsion strategy, focused on fuel and other technologies, making energy diversity and environmental leadership a critical element of our ongoing strategy. In addition to continuing to improve the efficiency of our internal combustion engines, we are focused on the introduction of propulsion technologies which utilize alternative fuels and have intensified our efforts to displace traditional petroleum-based fuels. For example, we have entered into arrangements with battery and biofuel companies to support development of commercially viable applications of these technologies. We anticipate that this strategy will require a major commitment of technical and financial resources. Like others in the automotive industry, we recognize that the key challenge to our advanced propulsion strategy will be our ability to price our products to cover cost increases driven by new technology. In the three months ended March 31, 2008, emissions legislation was passed or enacted in certain countries in Western Europe which we believe will increase our potential costs in these markets.

Drive the Benefits of Managing the Business Globally.

We continue to focus on restructuring our operations and have already taken a number of steps to globalize our principal business functions such as product development, manufacturing, powertrain and purchasing to improve our performance in an increasingly competitive environment. As we build functional and technical excellence, we plan to leverage our products, powertrains, supplier base and technical expertise globally so that we can flow our existing resources to support opportunities for highest returns at the lowest cost.

Near-Term Market Challenges

In the near-term, we expect the challenging market conditions that developed in 2007 in North America and Germany to continue. In addition, we expect the impact of passed or enacted legislation in Western Europe to unfavorably impact our potential costs in these markets.

In North America, the turmoil in the mortgage and credit markets, continued reductions in housing values, high energy prices and the threat of a recession have continued to negatively impact consumers’ willingness to purchase our products. These factors have contributed to lower vehicle sales in North America and, combined with shifts in consumer preferences toward cars

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

and away from fullsize trucks and utility vehicles, have negatively impacted our results as such larger vehicles are among our more profitable products. We expect these lower vehicle sales to continue in the near-term. In response to this shift and in line with our strategy to align production capacity with demand, we have eliminated production shifts at certain of our North American fullsize pick-up and sport utility vehicle plants. We estimate that this will reduce our production during 2008 by approximately 130,000 units. If U.S. vehicle sales do not meet our expectations, we may reduce our production further. We anticipate that this will have a negative impact on our U.S. revenues, earnings and cash flows in 2008.

In addition, in the United States, our results for the three months ended March 31, 2008 have been negatively impacted by a work stoppage at one of our suppliers, American Axle. This work stoppage has not negatively impacted our ability to meet customer demand due to the high levels of inventory at our dealers. However, GMNA’s results were negatively impacted by $0.8 billion as a result of the loss of approximately 100,000 production units in the three months ended March 31, 2008. We anticipate that this lost production will not be fully recovered after this work stoppage is resolved, due to the current economic environment in the United States and to the market shift away from the types of vehicles that have been most strongly affected by the action at American Axle. In addition, the work stoppage has negatively impacted our liquidity by $2.1 billion during this period due to working capital and other impacts. Approximately 30 of our plants in North America have been idled by this work stoppage. We continue to proactively manage production schedules across all of our plants to maintain production to the extent possible. We have recently agreed with American Axle that we would provide them upfront financial support capped at $200 million to help fund employee buyouts, early retirements and buydowns to facilitate a settlement of the work stoppage. In addition, certain of our plants that assemble strategically important vehicles, including the GMC Acadia, Buick Enclave and Chevrolet Malibu, have been idled by a work stoppage associated with finalizing the local agreement as part of the 2007 National Agreement. Should these work stoppages continue for an extended period and we are unable to procure the necessary parts from other sources, in the case of American Axle, we would be materially adversely impacted. See further discussion in “Liquidity” later in this MD&A.

The European market grew slightly during the first three months of 2008 in comparison to the corresponding period of 2007. This increase was driven by the continued strong growth in the emerging markets of Eastern Europe. The Western European markets in aggregate did not report growth, with particularly significant declines in Spain and Italy. While the German market grew from lower levels in the corresponding period of 2007, pricing conditions remain difficult due to intense competitive activity. In general, we expect the Western European markets to face a challenging environment in the near-term, due to increasing inflationary pressures from high commodity and oil prices, volatile credit and foreign exchange markets, and lower consumer confidence.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Consolidated Results of Operations

	Three Months Ended
	March 31,		2008 vs. 2007 Change
	2008	2007	Amount	Percentage
	(Dollars in millions)

Net sales and revenue:
Automotive sales	$42,125	$42,451	$(326)	(0.8)%
Financial services and insurance revenues	545	936	(391)	(41.8)%

Total net sales and revenues	42,670	43,387	(717)	(1.7)%

Costs and expenses:
Automotive cost of sales	38,333	38,889	(556)	(1.4)%
Selling, general and administrative expense	3,699	3,311	388	11.7%
Financial services and insurance expense	496	883	(387)	(43.8)%
Other expenses	731	—	731	n.m.

Operating income (loss)	(589)	304	(893)	n.m.
Equity in loss of GMAC LLC	(1,612)	(183)	(1,429)	n.m.
Automotive interest and other income (expense), net	(456)	(278)	(178)	(64.0)%

Loss from continuing operations before income taxes, equity income and minority interests	(2,657)	(157)	(2,500)	n.m.
Income tax expense (benefit)	653	(61)	714	n.m.
Equity income, net of tax	132	156	(24)	(15.4)%
Minority interests, net of tax	(73)	(102)	29	28.4%

Loss from continuing operations	(3,251)	(42)	(3,209)	n.m.
Income from discontinued operations, net of tax	—	104	(104)	(100.0)%

Net income (loss)	$(3,251)	$62	$(3,313)	n.m.

Automotive cost of sales rate	91.0%	91.6%	(0.6)%	n.m.
Net margin from net income (loss)	(7.6)%	0.1%	(7.7)%	n.m.
n.m. = not meaningful

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Our Total net sales and revenues decreased due to a decline in vehicle sales at GMNA, partially offset by increases in vehicle sales at GME, GMLAAM and GMAP. We reported an operating loss due to lower revenues and the impact of lower volume at GMNA, a labor stoppage at one of our suppliers, higher costs associated with capacity related activities in North America and Europe and an increase in our liability relating to the Delphi Benefit Guarantee Agreements. Our loss from continuing operations and our net loss increased significantly, primarily as a result of the continued and greater losses from our investment in GMAC driven by a $1.3 billion impairment charge on our Common Membership Interests, a $0.1 billion impairment charge on our Preferred Membership Interests and a $0.1 billion increase in our 49% share in GMAC’s net loss. Further information on each of our businesses and segments is presented later in this MD&A.

Changes in Consolidated Financial Condition

Accounts and Notes Receivable, Net

Accounts and notes receivable, net totaled $10.1 billion and $9.7 billion as of March 31, 2008 and December 31, 2007, respectively. The increase of $0.4 billion (or 4.3%) results from various factors consisting of a $0.6 billion increase in receivables from GMAC due to seasonal variations in sales, a $0.1 billion increase in vehicle sales at GMAP, a $0.1 billion increase in dividend receivable at GME and a $0.1 billion increase in value added tax (VAT) receivables including the effect of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Foreign Currency Translation at GME. These increases were partially offset by a $0.5 billion decrease at GMNA due to lower vehicle sales.

Accounts and notes receivable, net totaled $10.1 billion and $9.7 billion as of March 31, 2008 and March 31, 2007, respectively. The increase of $0.4 billion (or 3.9%) resulted from various factors including higher vehicle sales at GME, GMLAAM and GMAP totaling $0.7 billion, and the VAT and dividend receivables discussed above, partially offset by an $0.8 billion decrease in GMNA’s receivables due to lower factory sales.

Inventories

Inventories totaled $16.9 billion and $14.9 billion as of March 31, 2008 and December 31, 2007, respectively. The increase of $2.0 billion (or 13.2%) is primarily due to increases in finished product of $0.2 billion at GMNA, $0.5 billion at GME, $0.2 billion at GMLAAM and $0.2 billion at GMAP. GMNA also increased an additional $0.2 billion due to increases in the cost of raw materials and $0.3 billion due to increases in inventory levels.

Inventories totaled $16.9 billion and $15.4 billion as of March 31, 2008 and March 31, 2007, respectively. The increase of $1.5 billion (or 9.6%) is primarily due to increases in finished product of $0.7 billion at GMAP and $0.3 billion at GMLAAM, partially offset by decreased finished product inventory of $0.4 billion at GME. Foreign Currency Translation increased balances by $0.7 billion at GME and $0.1 billion at GMLAAM.

Financing Equipment on Operating Leases, Net

Financing equipment on operating leases, net totaled $5.3 billion and $6.7 billion as of March 31, 2008 and December 31, 2007, respectively. The decrease of $1.4 billion (or 21.0%) is due to the planned reduction of Equipment on operating leases, net which we retained after selling 51% of our equity interest in GMAC.

Financing equipment on operating leases, net totaled $5.3 billion and $10.5 billion as of March 31, 2008 and March 31, 2007, respectively. The decrease of $5.2 billion (or 49.3%) is due to the planned reduction of Equipment on operating leases, net which we retained after selling 51% of our equity interest in GMAC.

Financing Debt

Financing debt totaled $3.9 billion and $4.9 billion as of March 31, 2008 and December 31, 2007, respectively. The decrease of $1.0 billion (or 21.0%) is due primarily to the repayment of debt secured by Equipment on operating leases, net which we retained after selling 51% of our equity interest in GMAC.

Financing debt totaled $3.9 billion and $8.3 billion as of March 31, 2008 and March 31, 2007, respectively. This decrease of $4.4 billion (or 53.3%) is due primarily to the repayment of debt secured by Equipment on operating leases, net which we retained after selling 51% of our equity interest in GMAC.

Equity in Net Assets of GMAC LLC

Equity in net assets of GMAC LLC totaled $5.4 billion and $7.1 billion as of March 31, 2008 and December 31, 2007, respectively. The decrease of $1.7 billion (or 23.9%) is attributable to a $1.3 billion impairment of the investment in the three months ended March 31, 2008 as well as the recording of our share of GMAC’s net loss in the three months ended March 31, 2008 totaling $0.4 billion.

Equity in net assets of GMAC LLC totaled $5.4 billion and $7.4 billion as of March 31, 2008 and March 31, 2007, respectively. The decrease of $2.0 billion (or 26.7%) is attributable to the $1.3 billion impairment discussed above and $1.2 billion of losses recognized under the equity method, offset by the $0.5 billion increase in our investment related to the 2007 conversion of Preferred Membership Interests to Common Membership Interests.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Current Assets and Deferred Income Taxes

Other current assets and deferred income taxes totaled $4.1 billion and $13.1 billion as of March 31, 2008 and March 31, 2007, respectively. The decrease of $9.0 billion (or 68.6%) relates primarily to valuation allowances against our deferred income tax assets established in the three months ended September 30, 2007. These valuation allowances are discussed below.

Deferred Income Tax Asset

Deferred income tax assets totaled $1.7 billion and $2.1 billion as of March 31, 2008 and December 31, 2007, respectively. The decrease of $0.4 billion (or 21.0%) resulted primarily from the establishment of valuation allowances totaling $0.4 billion relating to deferred tax assets in Spain and the United Kingdom.

Deferred income tax assets totaled $1.7 billion and $32.6 billion as of March 31, 2008 and March 31, 2007, respectively. The decrease of $30.9 billion (or 94.9%) relates primarily to establishing full valuation allowances against our deferred tax assets in the United States, Canada and Germany. Refer to Corporate and Other Operations discussion below for further information on the factors resulting in the decision to record the valuation allowance.

Short-term Borrowings and Current Portion of Long-term Debt

The Short-term borrowings and current portion of long-term debt balance totaled $6.0 billion and $4.8 billion as of March 31, 2008 and March 31, 2007, respectively. The increase of $1.1 billion (or 23.5%) is due primarily to a $1.3 billion reclassification of long-term debt to current maturities. In addition, $0.4 billion of long-term capital leases was reclassified as short-term obligations. This was partially offset by a $0.3 billion repayment of a GMAC tax refund.

Long-term Debt

Long-term debt totaled $34.2 billion and $33.4 billion as of March 31, 2008 and December 31, 2007, respectively. The increase of $0.8 billion (or 2.4%) resulted from issuance of $0.3 billion of debt in Brazil and $0.2 billion in Mexico and the effects of Foreign Currency Translation related to Euro-denominated debt totaling $0.3 billion.

Long-term debt totaled $34.2 billion and $33.1 billion as of March 31, 2008 and March 31, 2007, respectively. Long-term debt increased by $1.0 billion (or 3.2%). We issued $1.5 billion of Series D convertible debt in the three months ended June 30, 2007. In addition, we incurred additional long-term debt as described above in the three months ended March 31, 2008. These increases were partially offset by reclassifications to current maturities as described above.

Accrued Expenses

Accrued expenses totaled $34.7 billion and $33.5 billion as of March 31, 2008 and March 31, 2007, respectively. The increase of $1.2 billion (or 3.6%) was primarily the result of increases in the Foreign Currency Translation effect on derivatives contracts totaling $0.9 billion.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Operations Financial Review

	Three Months Ended
	March 31,		2008 vs. 2007 Change
	2008	2007	Amount	Percentage
	(Dollars in millions)

Total net sales and revenue	$42,125	$42,451	$(326)	(0.8)%

Automotive cost of sales	38,414	38,773	(359)	(0.9)%
Selling, general and administrative expense	3,442	3,146	296	9.4%

Operating income	269	532	(263)	(49.4)%
Automotive interest and other income (expense), net	(273)	(399)	126	31.6%

Income (loss) from continuing operations before income taxes, equity income and minority interests	(4)	133	(137)	(103.0)%
Equity income, net of tax	132	154	(22)	(14.3)%
Minority interests, net of tax	(60)	(101)	41	40.6%

Income from continuing operations before income taxes	$68	$186	$(118)	(63.4)%

Income from discontinued operations, net of tax	$—	$104	$(104)	(100.0)%
Automotive cost of sales rate	91.2%	91.3%	(0.1)%	n.m.
Net margin from continuing operations before income taxes, equity income and minority interests	—%	0.3%	(0.3)%	n.m.

	(Volume in thousands)
Production Volume (a)	2,233	2,340	(107)	(4.6)%
Vehicle Sales (b):
Industry	17,992	17,433	559	3.2%
GM	2,254	2,268	(14)	(0.6)%
GM market share — Worldwide	12.5%	13.0%	(0.5)%	n.m.
n.m. = not meaningful

(a)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.
(b)	Vehicle sales primarily represent sales to the ultimate customer.

This discussion highlights key changes in operating results within GMA. The drivers of these changes are discussed in the regional analysis that follows this section.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Industry Global Vehicle Sales

Industry vehicle sales grew strongly in all regions outside North America. In the three months ended March 31, 2008, industry vehicle sales increased in the Asia Pacific region by 482,000 vehicles (or 8.9%) to 5.9 million vehicles; Europe grew 223,000 vehicles (or 3.9%) to 5.9 million vehicles; and the Latin America/Africa/Mid-East (LAAM) region increased 189,000 vehicles (or 11.7%) to 1.8 million vehicles. Industry sales decreased in North America by 336,000 vehicles (or 7.2%) to 4.4 million vehicles.

GM Global Vehicle Sales

Vehicle sales increased by 53,000 at GMLAAM, 23,000 at GMAP and 18,000 at GME, offset by a decline in vehicle sales at GMNA of 108,000.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Our global production volume decreased by 107,000 vehicles. Production volume increased at GMAP by 68,000 vehicles and at GMLAAM by 21,000 vehicles, whereas GMNA declined by 178,000 vehicles and GME declined by 18,000 vehicles.

Total Net Sales and Revenue

The decrease in Total net sales and revenue was driven by increases of $0.9 billion at GMAP, $1.2 billion at GMLAAM and $1.4 billion at GME. A substantial portion of the increased sales and revenue ($1.8 billion) was from Foreign Currency Translation. These increases were offset by a decline in Total net sales and revenue of $3.5 billion at GMNA as well as $0.3 billion in incremental inter-segment eliminations.

Automotive Cost of Sales

The decrease in Automotive cost of sales resulted from increases of $0.7 billion at GMAP, $1.2 billion at GME and $0.9 billion at GMLAAM, offset by a decline in Automotive cost of sales of $2.8 billion at GMNA as well as $0.3 billion in incremental inter-segment eliminations.

Selling, General and Administrative Expense

The increase in Selling, general and administrative expense was driven by increases related primarily to administrative costs, advertising expenses and unfavorable Foreign Currency Translation.

Automotive Interest and Other Income (Expense), Net

The improvement in Automotive interest and other income (expense), net resulted primarily from a $49 million increase in interest and other income coupled with a $0.1 billion decrease in interest and other expense at GMNA.

Equity Income, Net of Tax

Equity income, net of tax, decreased primarily as a result of a $22 million equity loss related to our 50% investment in New United Motor Manufacturing, Inc. (NUMMI).

Minority Interests, Net of Tax

The decrease in Minority interests, net of tax in the three months ended March 31, 2008 resulted from decreased earnings of consolidated affiliates, most notably at GMAP.

Income from Discontinued Operations, Net of Tax

In August 2007, we completed the sale of the commercial and military operations of Allison. Income from discontinued operations, net of tax, was $104 million in the three months ended March 31, 2007.

Supplemental Categories for Expenses

We evaluate GMA and make certain decisions using supplemental categories for variable expenses and non-variable expenses. We believe these categories provide us with useful information and that investors would also find it beneficial to view the business in a similar manner.

We believe contribution costs, structural costs and, also, impairment, restructuring and other charges provide meaningful supplemental information regarding our expenses because they place GMA expenses into categories that allow us to assess the cost performance of GMA. We use these categories to evaluate our expenses, and believe that these categories allow us to readily view operating trends, perform analytical comparisons, benchmark expenses among geographic segments and assess whether the North American Turnaround Plan and globalization strategy for reducing costs are on target. We use these categories for

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

forecasting purposes, evaluating management and determining our future capital investment allocations. Accordingly, we believe these categories are useful to investors in allowing for greater transparency of the supplemental information that we use in our financial and operational decision-making.

While we believe that contribution costs, structural costs and, also, impairment, restructuring and other charges provide useful information, there are limitations associated with the use of these categories. Contribution costs, structural costs and impairment, restructuring and other charges may not be completely comparable to similarly titled measures of other companies due to potential differences between companies in the exact method of calculation. As a result, these categories have limitations and should not be considered in isolation from, or as a substitute for, other measures such as Automotive cost of sales and Selling, general and administrative expense. We compensate for these limitations by using these categories as supplements to Automotive cost of sales and Selling, general and administrative expense.

The total of contribution costs, structural costs and impairment, restructuring and other charges equals the total of Automotive cost of sales and Selling, general and administrative expense for GMA as shown below.

	Three Months Ended
	March 31,		2008 vs. 2007
	2008	2007	Change
	(Dollars in billions)

Contribution costs (a)	$29.4	$29.3	$0.1
Structural costs (b)	12.1	12.6	(0.5)
Impairment, restructuring and other charges (c)	0.3	—	0.3

Total	$41.8	$41.9	$(0.1)

Automotive cost of sales	$38.4	$38.8	$(0.4)
Selling, general and administrative expense	3.4	3.1	0.3

Total	$41.8	$41.9	$(0.1)

(a)	Contribution costs are expenses that we consider to be variable with production. The amount of contribution costs included in Automotive cost of sales was $29.2 billion and $29.1 billion in the three months ended March 31, 2008 and 2007, respectively, and those costs were comprised of material cost, freight and policy and warranty expenses. The amount of contribution costs classified in Selling, general and administrative expenses was $0.2 billion in the three months ended March 31, 2008 and 2007 and these costs were incurred primarily in connection with our dealer advertising programs.
(b)	Structural costs are expenses that do not generally vary with production and are recorded in both Automotive cost of sales and Selling, general and administrative expense. Such costs include manufacturing labor, pension and other postemployment benefits (OPEB) costs, engineering expense and marketing related costs. Certain costs related to restructuring and impairments that are included in Automotive cost of sales are also excluded from structural costs. The amount of structural costs included in Automotive cost of sales was $8.9 billion and $9.7 billion in the three months ended March 31, 2008 and 2007, respectively, and the amount of structural costs included in Selling, general and administrative expense was $3.2 billion and $2.9 billion in the three months ended March 31, 2008 and 2007, respectively.
(c)	Impairment, restructuring and other charges are included in Automotive cost of sales.

Contribution Costs

Contribution costs increased by $0.1 billion due to a decrease of $2.3 billion due to lower volumes at GMNA, partially offset by volume increases at the other regions. Richer product mix and other factors increased costs by $0.9 billion, net of favorable material performance. Overall material performance improved in 2008 versus 2007, as improvements realized from supplier productivity and sourcing strategies more than offset higher raw material costs and product enhancements on new vehicles. Foreign Currency Translation, due primarily to the weaker U.S. dollar, increased costs by $1.5 billion.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Structural Costs

Structural costs decreased by $0.5 billion from lower pension, OPEB and other manufacturing costs at GMNA. Other factors, including global engineering and product development costs and production costs associated with volume growth in expanding markets, contributed $0.5 billion in higher costs in 2008. Costs in 2008 were lower by $0.7 billion due to higher gains on commodity derivatives contracts related to purchases of raw materials. Structural costs were higher in 2008 by $0.2 billion from Foreign Currency Translation.

Restructuring and Other Charges

We incurred certain expenses primarily related to restructuring, which are included in Automotive cost of sales. Additional details regarding these expenses are included in Notes 12 and 13 to our condensed consolidated financial statements. These expenses are comprised of:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in millions)

Special attrition programs	$201	$(19)
Restructuring initiatives	123	95
Other	—	(41)

Total	$324	$35

The 2008 amounts are related to the following:

•	$201 million of total charges for restructuring initiatives in GMNA related to special attrition programs.
•	$123 million of total charges for restructuring initiatives at GME.

The 2007 amounts are related to the following:

•	Adjustments of $19 million for restructuring initiatives in GMNA related to previously announced special attrition programs.
•	$95 million of total charges for restructuring initiatives as follows: GMNA, $(2) million; GME, $57 million; GMAP, $40 million.
•	Adjustment of $41 million in conjunction with cessation of production at a previously divested business.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Regional Results

GM North America

	Three Months Ended
	March 31,		2008 vs. 2007 Change
	2008	2007	Amount	Percentage
	(Dollars in millions)

Total net sales and revenue	$24,543	$28,057	$(3,514)	(12.5)%

Automotive cost of sales	23,042	25,853	(2,811)	(10.9)%
Selling, general and administrative expense	2,032	1,992	40	2.0%

Operating income (loss)	(531)	212	(743)	n.m.
Automotive interest and other income (expense), net	(264)	(423)	159	37.6%

Loss from continuing operations before income taxes, equity income and minority interests	(795)	(211)	(584)	n.m.
Equity income (loss), net of tax	(20)	13	(33)	n.m.
Minority interests, net of tax	3	(10)	13	130.0%

Loss from continuing operations before income taxes	$(812)	$(208)	$(604)	n.m.

Income from discontinued operations, net of tax	$—	$104	$(104)	(100.0)%
Automotive cost of sales rate	93.9%	92.1%	1.8%	n.m.
Net margin from continuing operations before income taxes, equity income and minority interests	(3.2)%	(0.8)%	(2.4)%	n.m.

	(Volume in thousands)
Production Volume (a):
Cars	360	399	(39)	(9.8)%
Trucks	525	664	(139)	(20.9)%

Total	885	1,063	(178)	(16.7)%

Vehicle Unit Sales (b):
Industry — North America	4,359	4,695	(336)	(7.2)%
GMNA	947	1,055	(108)	(10.2)%
GM market share — North America	21.7%	22.5%	(0.8)%	n.m.
Industry — U.S	3,638	3,987	(349)	(8.8)%
GM market share — U.S. industry	22.1%	22.8%	(0.7)%	n.m.
GM cars market share — U.S. industry	19.1%	19.5%	(0.4)%	n.m.
GM trucks market share — U.S. industry	24.9%	25.5%	(0.6)%	n.m.
n.m. = not meaningful

(a)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.
(b)	Vehicle sales primarily represent sales to the ultimate customer.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Industry Vehicle Sales

Industry vehicle sales in North America decreased due to weakness in the economy resulting from a decline in the housing market and rising gas prices. We expect that the weakness in the U.S. economy will result in challenging near-term market conditions in GMNA.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Total Net Sales and Revenue

Total net sales and revenue decreased due to a decline in volumes and unfavorable mix of $3.5 billion, unfavorable pricing primarily related to weakness in the full-size truck market of $0.5 billion, which was partially offset by favorable Foreign Currency Translation of $0.4 billion. The decrease in volume was driven by a reduction in U.S. industry sales volumes, lower production as a result of the UAW strike at our supplier American Axle and the impact of our declining market share in the United States.

The decline in U.S. industry market share reflects macroeconomic factors including higher fuel prices and a shift in customer demand from trucks and utility vehicles to passenger cars and crossovers. This shift in customer preference was the leading contributor to the market share losses for GMNA in the U.S. market. Despite these economic and competitive pressures, new models in our portfolio of passenger cars and crossover vehicles performed well during the period. In Canada, while industry sales were up 6.8%, most of the growth came at the low end of the market, where GMNA’s presence is not as strong, which coupled with competitive price pressure in the full-size pickup segment, led to a decrease in GMNA’s Canada industry market share of 1.1%. Total industry sales in Mexico were down 5.4% with GMNA’s Mexico industry market share declining 0.6% mainly due to competitive price pressure.

Automotive Cost of Sales

Automotive cost of sales decreased due to lower production volumes and the mix of vehicles with lower sales volume, which had a favorable net impact of $2.3 billion, gains of $0.6 billion from commodity derivative contracts used to hedge forecasted purchases of raw materials and manufacturing, retiree pension and OPEB savings of $0.5 billion from lower manufacturing costs and hourly headcount levels resulting from attrition and productivity improvements. These cost reductions were partially offset by costs related to the 2008 Special Attrition Programs of $0.2 billion, and other factors of $0.4 billion.

Automotive cost of sales rate increased since the reduction in structural cost included in Automotive cost of sales did not fully offset the impact of the volume decline on revenue.

Selling, General and Administrative Expense

Selling, general and administrative expense increased slightly due to increases in spending for advertising and sales promotions.

Automotive Interest and Other Income (Expense), Net

Automotive interest and other income (expense), net decreased primarily due to reductions in debt balances with other segments utilizing certain proceeds from the Allison sale.

Equity Income (Loss), Net of Tax

Equity income (loss), net of tax decreased due to decreased income from GMNA’s investment in NUMMI as a result of lower volume and launch related expenses associated with the January 2008 introduction of the new Pontiac Vibe and Toyota Corolla.

Income from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax relates to the commercial and military operations of Allison. Income from this business has been reported as discontinued operations in the three months ended March 31, 2007.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Europe

	Three Months Ended
	March 31,		2008 vs. 2007 Change
	2008	2007	Amount	Percentage
	(Dollars in millions)

Total net sales and revenue	$9,909	$8,471	$1,438	17.0%

Automotive cost of sales	9,030	7,808	1,222	15.7%
Selling, general and administrative expense	767	662	105	15.9%

Operating income	112	1	111	n.m.
Automotive interest and other income (expense), net	(43)	1	(44)	n.m.

Income from continuing operations before income taxes, equity income and minority interests	69	2	67	n.m.
Equity income, net of tax	13	8	5	62.5%
Minority interests, net of tax	(7)	(6)	(1)	(16.7)%

Income from continuing operations before income taxes	$75	$4	$71	n.m.

Automotive cost of sales rate	91.1%	92.2%	(1.1)%	n.m.
Net margin from continuing operations before income taxes, equity income and minority interests	0.7%	—%	0.7%	n.m.

	(Volume in thousands)
Production Volume (a)	493	511	(18)	(3.5)%
Vehicle Sales (b):
Industry — Europe	5,947	5,724	223	3.9%
GM Europe	572	554	18	3.3%
GM market share — Europe	9.6%	9.7%	(0.1)%	n.m.
GM market share — Germany	9.3%	10.0%	(0.7)%	n.m.
GM market share — United Kingdom	14.8%	14.9%	(0.1)%	n.m.
GM market share — Russia	12.1%	9.3%	2.8%	n.m.
n.m. = not meaningful

(a)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.
(b)	Vehicle sales primarily represent sales to the ultimate customer, including unit sales of Chevrolet brand products in the region. The financial results from sales of Chevrolet brand products are reported as part of GMAP, because those units are sold by GM Daewoo.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Industry Vehicle Sales

The growth in industry vehicle sales primarily resulted from increases of 185,000 vehicles (or 36.9%) in Russia and 67,000 vehicles (or 68.4%) in Ukraine, which were partially offset by decreases of 81,000 vehicles (or 16.4%) in Spain and 79,000 vehicles (or 9.7%) in Italy.

Total Net Sales and Revenue

Total net sales and revenue increased due to: (1) a favorable impact of $0.9 billion in Foreign Currency Translation, driven mainly by the strengthening of the Euro and Swedish Krona versus the U.S. Dollar; and (2) $0.3 billion due to higher volume.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In line with the industry trends noted above, GME’s revenue, which excludes sales of Chevrolet brand products, increased most significantly in Russia, where wholesale volumes were up 15,000 vehicles (or 152.7%). Wholesale volumes in both Italy and Spain declined by 9,000 vehicles (or 18.4% and 25.2%), respectively.

Automotive Cost of Sales

Automotive cost of sales increased due to: (1) an unfavorable impact of $0.8 billion as a result of Foreign Currency Translation; and (2) $0.3 billion related to higher volume.

Automotive cost of sales rate improved primarily due to the slightly disproportional impact of Foreign Currency Translation on Total net sales and revenues and Automotive cost of sales.

Selling, General, and Administrative Expense

Selling, general and administrative expense increased primarily due to Foreign Currency Translation.

GM Latin America/Africa/Mid-East

	Three Months Ended
	March 31,		2008 vs. 2007 Change
	2008	2007	Amount	Percentage
	(Dollars in millions)

Total net sales and revenue	$4,763	$3,577	$1,186	33.2%

Automotive cost of sales	4,024	3,161	863	27.3%
Selling, general and administrative expense	256	177	79	44.6%

Operating income	483	239	244	102.1%
Automotive interest and other income (expense), net	35	16	19	118.8%

Income from continuing operations before income taxes, equity income and minority interests	518	255	263	103.1%
Equity income, net of tax	5	6	(1)	(16.7)%
Minority interests, net of tax	(6)	(7)	1	14.3%

Income from continuing operations before income taxes	$517	$254	$263	103.5%

Automotive cost of sales rate	84.5%	88.4%	(3.9)%	n.m.
Net margin from continuing operations before income taxes, equity income and minority interests	10.9%	7.1%	3.8%	n.m.

	(Volume in thousands)
Production Volume (a)	243	222	21	9.5%
Vehicle Sales (b):
Industry — LAAM	1,806	1,617	189	11.7%
GMLAAM	323	270	53	19.6%
GM market share — LAAM	17.9%	16.7%	1.2%	n.m.
GM market share — Brazil	20.9%	20.2%	0.7%	n.m.
n.m. = not meaningful

(a)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.
(b)	Vehicle sales primarily represent sales to the ultimate customer.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Industry Vehicle Sales

Industry vehicle sales in the LAAM region increased because of strong growth throughout the region. This included increases in Brazil of 155,000 vehicles (or 31.4%), the Middle East (excluding Israel) of 21,000 vehicles (or 5.9%), Israel of 17,000 vehicles (or 38.1%), and Egypt of 16,000 vehicles (or 33.4%). Industry vehicle sales in South Africa declined by 21,000 vehicles (or 13.1%), and in Venezuela by 20,000 vehicles (or 19.7%).

Total Net Sales and Revenue

Total net sales and revenue increased due to: (1) $0.4 billion in higher volumes across most GMLAAM business units, including increases of 36,000 vehicles in Brazil and 8,000 vehicles in Northern Africa, which more than offset small decreases of 4,000 vehicles in Colombia and 1,000 vehicles in South Africa; (2) favorable impact of Foreign Currency Translation of $0.3 billion, primarily related to the Brazilian Real and Colombian Peso; (3) favorable vehicle pricing of $0.1 billion; and (4) favorable vehicle mix of $0.3 billion.

Automotive Cost of Sales

Automotive cost of sales increased due to: (1) increased volume impact in the region of $0.3 billion; (2) unfavorable Foreign Currency Translation of $0.3 billion; and (3) unfavorable vehicle mix of $0.2 billion.

Automotive cost of sales rate improved due to higher volume, higher pricing and favorable product mix.

Selling, General and Administrative Expense

Selling, general and administrative expense increased due to: (1) unfavorable Foreign Currency Translation impact of $17 million; (2) $10 million increase in financial transaction taxes due to new legislation in Venezuela; (3) $19 million increase in labor-related expenses; and (4) increase in Selling, general and administrative expenses of $19 million due to general market expansion.

Automotive Interest and Other Income (Expense), Net

Automotive interest and other income (expense), net improved due to: (1) increase of $23 million net interest income in Brazil and Venezuela attributed to additional cash on hand; offset by (2) reduced income of $2 million in South Africa relating to decreased export incentives due to a reduction of volume exports; and (3) increase in interest expense of $1 million relating to uncertain tax positions.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Asia Pacific

	Three Months Ended
	March 31,		2008 vs. 2007 Change
	2008	2007	Amount	Percentage
	(Dollars in millions)

Total net sales and revenue	$5,477	$4,568	$909	19.9%

Automotive cost of sales	4,894	4,169	725	17.4%
Selling, general and administrative expense	383	313	70	22.4%

Operating income	200	86	114	132.6%
Automotive interest and other income, net	2	8	(6)	(75.0)%

Income from continuing operations before income taxes, equity income and minority interests	202	94	108	114.9%
Equity income, net of tax	134	127	7	5.5%
Minority interests, net of tax	(50)	(78)	28	35.9%

Income from continuing operations before income tax	$286	$143	$143	100.0%

Automotive cost of sales rate	89.4%	91.3%	(1.9)%	n.m.
Net margin from continuing operations before income taxes, equity income and minority interests	3.7%	2.1%	1.6%	n.m.

	(Volume in thousands)
Production Volume (a)(b)	612	544	68	12.5%
Vehicle Sales (a)(c):
Industry — Asia Pacific	5,879	5,397	482	8.9%
GMAP	411	388	23	5.8%
GM market share — Asia Pacific (d)	7.0%	7.2%	(0.2)%	n.m.
GM market share — Australia	13.1%	15.0%	(1.9)%	n.m.
GM market share — China (d)	12.8%	14.0%	(1.2)%	n.m.
n.m. = not meaningful

(a)	Includes GM Daewoo, Shanghai GM and SAIC-GM-Wuling Automobile Co., Ltd. (SGMW) joint venture production/sales. We own 34% of SGMW and under the joint venture agreement have significant rights as a member as well as the contractual right to report SGMW sales in China as part of our global market share.
(b)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.
(c)	Vehicle sales primarily represent sales to the ultimate customer.
(d)	Includes SGMW joint venture sales.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Industry Vehicle Sales

Industry vehicle sales in the Asia Pacific region increased mainly due to strong growth in China, Indonesia, India, Vietnam, Malaysia and Thailand. Industry sales increased by 361,000 vehicles (or 17.4%) in China, 50,000 vehicles (or 59.3%) in Indonesia, 36,000 vehicles (or 6.6%) in India, 29,000 vehicles (or 220.0%) in Vietnam, 21,000 vehicles (or 20.1%) in Malaysia and 15,000 vehicles (or 11.2%) in Thailand. China’s vehicle market remained strong, increasing to 2.4 million vehicles in the three months ended March 31, 2008, compared to 2.1 million vehicles in the corresponding period in 2007.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Total Net Sales and Revenue

Total net sales and revenue increased due to: (1) $0.5 billion driven by growth in export volumes from GM Daewoo and GM Holden, Ltd. (Holden); (2) $0.3 billion due to higher volumes across most GMAP business units; (3) $0.2 billion favorable effect of Foreign Currency Translation, primarily related to the Australian Dollar and Euro; offset by (4) an unfavorable mix of $0.1 billion primarily at GM Daewoo.

Automotive Cost of Sales

Automotive cost of sales increased due to: (1) export volumes from GM Daewoo and Holden amounting to $0.4 billion; (2) higher volumes across most GMAP business units amounting to $0.2 billion; and (3) effect of Foreign Currency Translation primarily related to the Australian Dollar of $0.1 billion.

Automotive cost of sales rate decreased due to material cost performance, efficiencies across business units and warranty liability revaluation at GM Daewoo.

Selling, General and Administrative Expense

Selling, general and administrative expense increased due to higher advertising expense amounting to $36 million and increased administrative expenses amounting to $34 million in line with the growth in business across various operations in the region.

Automotive Interest and Other Income, Net

Automotive interest and other income, net decreased due to lower interest income.

Equity Income, Net of Tax

Equity income increased due to improved performance at our China joint ventures.

Minority Interests, Net of Tax

Minority interest decreased due to decline of GM Daewoo income.

FIO Financial Review

Our FIO business includes our share of the operating results of GMAC’s lines of business consisting of Automotive Finance Operations, Mortgage Operations, Insurance, and Other, which includes GMAC’s Commercial Finance business and GMAC’s equity investment in Capmark Financial Group (previously GMAC Commercial Mortgage). Also included in FIO are the financing entities that are not consolidated by GMAC as well as two special purpose entities holding automotive leases previously owned by GMAC and its affiliates that were retained by us in connection with the divestiture of our 51% equity interest in GMAC during fiscal year 2006.

In the three months ended March 31, 2008, we recorded impairment charges of $1.5 billion to reduce the carrying value of our Common and Preferred Membership Interests in GMAC to fair value. Refer to Note 11 to the condensed consolidated financial statements for details on the valuation methodology utilized to determine fair value.

In our 2007 10-K, we had previously disclosed that we did not believe our investment in GMAC was impaired, however, there were many economic factors which were unstable as of December 31, 2007, which may affect GMAC’s ability to generate

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

sustainable earnings and continue distributions on its Preferred Membership Interests and, accordingly, impact our assessment of impairment. The factors included:

•	The instability of the global credit and mortgage markets and the effect of this on GMAC’s Residential Capital, LLC (ResCap) subsidiary as well as its automotive finance, insurance and other operations;
•	The deteriorating conditions in the residential and home building markets, including significant changes in the mortgage secondary market, tightening underwriting guidelines and reduced product offerings;
•	Recent credit downgrades of GMAC and ResCap and the effect on their ability to raise capital necessary on acceptable terms; and
•	Effect of the expected near-term automotive market conditions on GMAC’s automotive finance operations.

In the three months ended March 31, 2008, all of these factors showed further deterioration from December 31, 2007, specifically:

•	Reduced commitment levels and lower effective advance rates for secured funding at ResCap;
•	The necessity of GMAC continuing to provide funding and capital infusions to its ResCap subsidiary;
•	Further deterioration in the residential and home building markets and the uncertainty of the timing of any recovery;
•	Further instability in the global credit and mortgage markets; and
•	Further downgrades of GMAC’s and ResCap’s credit ratings.

Based on these factors, we believed that a decline in value of our investments in GMAC occurred in the three months ended March 31, 2008. Accordingly, we performed an assessment under the provisions of Accounting Principles Board Opinion (APB) No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB No. 18) to determine whether this decline in value was “other than temporary.” We concluded that the decline was other than temporary and, accordingly, we reduced the carrying value of our investments to fair value as determined under Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). Our conclusions were reached after considering the severity of the impairment and whether the value would recover in a reasonable period. After reviewing these factors, we concluded that the decline in value was other than temporary. This assessment utilizes significant management judgment. We will continue to monitor our investments to determine if future declines in value are indicated and whether such declines are other than temporary. Due to continued instability in the economy and capital markets, it is reasonably possible that our investments in GMAC may decline further in value. However, such declines may not result in further impairment charges if we determine they are temporary.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

FIO reported a loss before income taxes of $1.6 billion in the three months ended March 31, 2008 compared to a loss before income taxes of $0.1 billion in the three months ended March 31, 2007. Refer to the commentary below for a detailed discussion of the events and factors contributing to this change.

GMAC’s results reflect the profitable results of the Global Automotive Finance and Insurance businesses, which were more than offset by significant losses in the international mortgage operations of ResCap. Market-driven valuation adjustments and lower net financing revenue adversely impacted results in the three months ended March 31, 2008.

Global Automotive Finance operations were impacted by weaker credit performance, which drove unfavorable valuation adjustments, higher provision for credit losses, and increased operating expenses related to restructuring, remarketing and servicing initiatives. Lower gains on the sale of receivables and deterioration in the residual performance of off-lease vehicles also affected performance.

ResCap results were positively affected by favorable hedge valuations and adversely affected by continued pressure in the domestic housing markets and certain foreign mortgage and capital markets. The adverse conditions resulted in lower net interest margins, lower loan production, fair value declines related to mortgage loans held for sale and trading securities, impairments on real estate investments and reduced gains associated with the disposition of real estate acquired through foreclosure. In the short-term, it is probable the mortgage industry will continue to experience both declining mortgage

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

origination volumes and reduced total mortgage indebtedness due to the deterioration of the nonprime and nonconforming mortgage market. The current market conditions are not expected to turn favorable in the near-term.

Insurance Operations results decreased due to unfavorable underwriting results primarily driven by increases in expenses, particularly sales and marketing related, for growth initiatives in the U.S. personal insurance and vehicle service contract business.

FIO’s Other Financing reported income before income taxes of $91 million in the three months ended March 31, 2008 compared to income before income taxes of $54 million in the three months ended March 31, 2007. This increase was primarily due to profit on intercompany transactions with GMA.

Corporate and Other Operations

	Three Months Ended
	March 31,		2008 vs. 2007 Change
	2008	2007	Amount	Percentage
	(Dollars in millions)

Total net sales and revenues	$—	$—	$—	—%

Automotive cost of sales	(81)	116	(197)	(169.8)%
Selling, general and administrative expense	257	165	92	55.7%
Other expense	786	—	786	n.m.

Operating loss	(962)	(281)	(681)	n.m.
Automotive interest and other income (expense), net	(67)	71	(138)	(194.4)%

Loss from continuing operations before income taxes, other equity income and minority interests	(1,029)	(210)	(819)	n.m.
Income tax expense (benefit)	645	(67)	712	n.m.
Equity income, net of tax	—	2	(2)	n.m.
Minority interests, net of tax	—	(1)	1	n.m.

Net loss	$(1,674)	$(142)	$(1,532)	n.m.

n.m. = not meaningful

Corporate and Other includes certain centrally recorded income and costs, such as interest and income taxes, corporate expenditures, the elimination of inter-segment transactions and costs related to pension and OPEB for Delphi retirees and retirees of other divested businesses for which we have retained responsibility. Automotive interest and other income (expense), net in the prior year includes eliminations between our Automotive business and GMAC.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Automotive cost of sales and Selling, general and administrative expense decreased $0.1 billion in the three months ended March 31, 2008 compared to the corresponding period in 2007. Pension and other legacy costs decreased by $50 million while Foreign Currency Translation gains increased $0.1 billion. These favorable items were partially offset by an increase of $85 million in administrative expenses, driven by higher costs for legal, consulting and other outside services.

Other expenses of $0.8 billion in the three months ended March 31, 2008 was comprised of charges of $0.7 billion related to the Delphi Benefit Guarantee Agreements and $55 million related to transactions with other FIO. There were no items recorded in Other expenses in the corresponding period of 2007.

Automotive interest and other income (expense), net increased due to interest on outstanding debt and reduced interest income from GMNA as proceeds from the sale of Allison were used to pay down intercompany debt.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

The increase in Income tax expense (benefit) primarily resulted from two factors: (1) the reduction in income tax expense (benefit) in the three months ended March 31, 2008 in the United States, Canada and Germany; and (2) the effect of recording valuation allowances against our net deferred tax assets in Spain and the United Kingdom.

In the three months ended March 31, 2007, we had concluded that it was more likely than not that we would realize our net deferred tax assets in the United States, Canada and Germany and, accordingly, continued to record tax benefits from losses incurred and tax expense related to income generated in these jurisdictions. In the United States, although we anticipated that by the end of 2007 we would have a cumulative three-year loss on an adjusted basis utilizing a rolling three years of actual and current year anticipated results, we concluded that our net deferred tax assets were realizable based primarily on our financial outlook. However, in three months ended September 30, 2007, our assessment changed and we concluded that it was more likely than not that we would not generate sufficient taxable income to realize our net deferred tax assets in these tax jurisdictions, either in whole or in part, and, accordingly, recorded full valuation allowances against these net deferred tax assets. This change was primarily due to a decline in actual results from our previous forecast and a significant downward revision in our near-term (2008 and 2009) financial outlook.

In addition, in the three months ended March 31, 2008, we determined that it was more likely than not that we would not realize our net deferred tax assets, in whole or in part, in Spain and the United Kingdom and recorded full valuation allowances totaling $0.4 billion against our net deferred tax assets in these tax jurisdictions. The following summarizes the significant changes occurring in the three months ended March 31, 2008, which resulted in our decision to record these full valuation allowances.

In the United Kingdom, we are in a three-year adjusted cumulative loss position and our near-term and mid-term financial outlook for automotive market conditions is more challenging than we believed in the three months ended December 31, 2007. Our outlook deteriorated based on our projections of the combined effects of the challenging foreign exchange environment and unfavorable commodity prices. Additionally, we have increased our estimate of the potential costs that may arise from the regulatory and tax environment relating to carbon dioxide (CO2) emissions in the European Union, including legislation enacted or announced during 2008.

In Spain, although we are not currently in a three-year adjusted cumulative loss position, our near-term and mid-term financial outlook deteriorated significantly in the three months ended March 31, 2008 such that we anticipate being in a three-year adjusted cumulative loss position in the near- and mid-term. In Spain, as in the United Kingdom, we are unfavorably affected by the combined effects of the foreign exchange environment, commodity prices and our estimate of the potential costs that may arise from the regulatory and tax environment relating to CO2 emissions.

Based on our analysis, we concluded that it was more likely than not that we would not realize our net deferred tax assets, in whole or in part, in the United Kingdom and Spain and recorded full valuation allowances. As a result of the full valuation allowances, we no longer record a tax benefit for losses incurred in these tax jurisdictions unless offset by pretax income from items other than continuing operations. If income is generated from continuing operations in these tax jurisdictions, the income tax expense generated on this income is offset by a reversal of the previously recorded valuation allowance.

A description of our method to determine if our deferred tax assets are realizable is included in Critical Accounting Estimates — Deferred Taxes later in this MD&A.

Key Factors Affecting Future and Current Results

Settlement Agreement

In October 2007, we signed a Memorandum of Understanding — Post-Retirement Medical Care (Retiree MOU) with the UAW, now superseded by the settlement agreement entered into in February 2008, currently pending final court approval (Settlement Agreement). The Settlement Agreement provides that responsibility for providing retiree health care will permanently shift from us to a new retiree plan funded by a new independent Voluntary Employee Beneficiary Association trust (New VEBA). The court certified the class and granted preliminary approval of the Settlement

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Agreement and we mailed to the class in March 2008. The fairness hearing is scheduled for June 2008 and we expect the court to render a final decision with regard to the Settlement Agreement by August 2008. All appeals, if any, should be exhausted no later than January 1, 2010.

When fully implemented, the Settlement Agreement will cap our payment for retiree healthcare obligations to UAW associated employees, retirees and dependents, as defined in the Settlement Agreement; will supersede and replace the 2005 UAW Health Care Settlement Agreement, as discussed in the 2007 10-K; and will transfer responsibility for administering retiree healthcare benefits for these individuals to a new benefit plan to be established and funded by the New VEBA trust. Before it can become effective, the Settlement Agreement is subject to class certification, court approval and the completion of discussions between us and the Securities and Exchange Commission (SEC) regarding accounting treatment for the transactions contemplated by the Settlement Agreement on a basis reasonably satisfactory to us. The court certified the class and granted preliminary approval of the Settlement Agreement on March 4, 2008. Notice to the class was mailed on March 28, 2008. The fairness hearing is scheduled for June 3, 2008 and we expect the court to render a final decision with regard to the Settlement Agreement by August 2008. All appeals, if any, should be exhausted no later than January 1, 2010. In light of these contingencies, no recognition to the effects of the Settlement Agreement has been made in our condensed consolidated financial statements. The Settlement Agreement provides that on the later of January 1, 2010 or final court approval of the Settlement Agreement (Implementation Date) , we will transfer our obligations to provide covered UAW employees with postretirement medical benefits to a new retiree health care plan (the New Plan) to be established and funded by the New VEBA.

In accordance with the Settlement Agreement, effective January 1, 2008 for bookkeeping purposes only, we divided the existing internal VEBA into two bookkeeping accounts. One account consists of the percentage of the existing internal VEBA’s assets as of January 1, 2008 that is equal to the estimated percentage of our hourly OPEB liability covered by the existing internal VEBA attributable to non-UAW represented employees and retirees, their eligible spouses, surviving spouses and dependents (Non-UAW Related Account) and had a balance of $1.2 billion. The second account consists of the remaining percentage of the assets in the existing internal VEBA as of January 1, 2008 (UAW Related Account) and had a balance of $14.5 billion. No amounts will be withdrawn from the UAW Related Account, including its investment returns, until transfer to the New VEBA.

In February 2008, pursuant to the Settlement Agreement, we issued a $4.0 billion short-term note (Short-Term Note) to LBK, LLC, a Delaware limited liability company of which we are the sole member (LBK). The Short-Term Note pays interest at a rate of 9% and matures on the date that the face amount of the Short-Term Note is paid with interest to the New VEBA in accordance with the terms of the Settlement Agreement. LBK will hold the Short-Term Note until maturity.

In February 2008, pursuant to the Settlement Agreement, we issued $4.4 billion principal amount of our 6.75% Series U Convertible Senior Debentures Due December 31, 2012 (Convertible Note) to LBK. LBK will hold the Convertible Note until it is transferred to the New VEBA in accordance with the terms of the Settlement Agreement. Interest on the Convertible Note is payable semiannually. In accordance with the Settlement Agreement, LBK will transfer any interest it receives on the Convertible Note to a temporary asset account we maintain. The funds in the temporary asset account will be transferred to the New VEBA in accordance with the terms of the Settlement Agreement.

In conjunction with the issuance of the Convertible Note, we entered into certain cash-settled derivative instruments maturing on June 30, 2011 with LBK that will have the economic effect of reducing the conversion price of the Convertible Note from $40 to $36. These derivative instruments will also entitle us to partially recover the additional economic value provided if our common stock price appreciates to between $63.48 and $70.53 per share and to fully recover the additional economic value provided if our common stock price reaches $70.53 per share or above. Pursuant to the Settlement Agreement, LBK will transfer its interests in the derivatives to the New VEBA when the Convertible Note is transferred from LBK to the New VEBA.

Because LBK is a wholly-owned consolidated subsidiary, these securities have been eliminated in our consolidated financial statements and will continue to be until they are transferred to the New VEBA without restrictions in accordance with the Settlement Agreement.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In April 2008, pursuant to the Settlement Agreement, we made a contribution of $165 million to the temporary asset account. Beginning in 2009, we may be required, under certain circumstances, to contribute an additional $165 million per year, limited to a maximum of an additional 19 payments, to either the temporary asset account or the New VEBA (when established). Such contributions will be required only if annual cash flow projections show that the New VEBA will become insolvent on a rolling 25-year basis. At any time, we will have the option to prepay all remaining contingent $165 million payments.

Additionally, at the initial effective date of the Settlement Agreement, we may transfer up to an additional $5.6 billion, subject to adjustment, to the New VEBA or we may instead opt to make annual payments of varying amounts between $0.4 billion and $3.3 billion through 2020.

2008 Special Attrition Programs

In February 2008, we signed agreements with the UAW and the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers (IUE) regarding special attrition programs which are intended to further reduce the number of hourly employees. The UAW attrition program offered to our 74,000 UAW-represented employees consists of wage and benefit packages for normal and voluntary retirements, buyouts or pre-retirement employees with 26 to 29 years of service. In addition to their vested pension benefits, those employees that are retirement eligible will receive a lump sum payment, depending upon classification, that will be funded from our U.S. Hourly Pension Plan. For those employees not retirement eligible, other retirement and buyout options have been offered. The terms offered to the 2,300 IUE represented employees (2008 IUE Special Attrition Program) are similar to those offered through the 2008 UAW Special Attrition Program. During the three months ended March 31, 2008, we recorded $201 million of expense primarily for the 2008 UAW Special Attrition Program and the 2008 IUE Special Attrition Program (2008 Special Attrition Programs) in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” (SFAS No. 106), and SFAS No. 112, “Employer’s Accounting for Postemployment Benefits” (SFAS No. 112) Refer to Note 12. Included in the $201 million expensed in the three months ended March 31, 2008 is $167 million recorded pursuant to SFAS No. 88 which is recorded in the Curtailments, settlements and other line of U.S. Pension Plan Benefits. These costs include lump sum payments and other costs related to pre-retirement benefit payments for irrevocable acceptances through March 31, 2008 under the 2008 Special Attrition Programs. Because the offer period for the 2008 Special Attrition Programs extends into the three months ended June 30, 2008, additional acceptances are expected and accordingly, further amounts will be expensed in the three months ended June 30, 2008. Such amounts will likely exceed $400 million. In addition, it is reasonably possible that sufficient acceptances will be received such that we may need to remeasure our defined benefit plans for potential curtailments and accelerate the recognition of a portion of our unamortized prior service costs (credits) for our hourly U.S. pension and OPEB plans.

Delphi Bankruptcy

Background

In October 2005, Delphi filed a petition for Chapter 11 proceedings under the U.S. Bankruptcy Code for itself and many of its U.S. subsidiaries. Delphi’s financial distress and Chapter 11 filing posed significant risks to us for two principal reasons: (1) our production operations rely on systems, components and parts provided by Delphi, our largest supplier, and could be substantially disrupted if Delphi rejected its GM supply agreements or its labor agreements and thereby affected the availability or price of the required systems, components or parts; and (2) in connection with our 1999 spin-off of Delphi, we provided limited guarantees of pension and OPEB benefits for hourly employees represented by the UAW, the IUE-CWA, and the United Steel Workers (USW) who were transferred to Delphi from GM (Benefit Guarantees), which could have been triggered in connection with the Chapter 11 proceedings.

Since the filing, we have continued to work with Delphi, its unions and other interested parties to negotiate a satisfactory resolution to Delphi’s Chapter 11 restructuring process, including several interim agreements and the labor and settlement agreements discussed below.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Labor Settlements

On June 22, 2007, we entered into a Memorandum of Understanding with Delphi and the UAW (Delphi UAW MOU) which included terms relating to the consensual triggering of the UAW Benefit Guarantee Agreement as well as additional terms relating to Delphi’s restructuring. Under the Delphi UAW MOU we also agreed to pay for certain healthcare costs of Delphi retirees and their beneficiaries in order to provide a level of benefits consistent with those provided to our retirees and their beneficiaries from the Mitigation Plan VEBA. We also committed to pay $450 million to settle a UAW claim asserted against Delphi, which the UAW has directed us to pay directly to the GM UAW VEBA trust. Such amount is expected to be amortized to expense over future years. The UAW Benefit Guarantee Agreements and the related Indemnification Agreement have been extended until June 30, 2008. We also agreed that the applicable Benefit Guarantees will be triggered for certain UAW employees if Delphi terminates its pension plan, ceases to provide ongoing credited services, or fails or refuses to provide post-retirement medical benefits for those UAW employees at any time before Delphi’s Plan of Reorganization (POR) or a similar plan is consummated.

In August 2007, we entered into a Memorandum of Understanding with Delphi and the IUE-CWA (Delphi IUE-CWA MOU), and we entered into two separate Memoranda of Understanding with Delphi and the USW (collectively the USW MOUs). The terms of the Delphi IUE-CWA MOU and the USW MOUs are similar to the Delphi UAW MOU with regard to the consensual triggering of the Benefit Guarantee Agreements.

Delphi-GM Settlement Agreements

We have entered into comprehensive settlement agreements with Delphi (Delphi-GM Settlement Agreements) consisting of a Global Settlement Agreement, as amended (GSA) and a Master Restructuring Agreement, as amended (MRA) that would become effective upon Delphi’s substantial consummation of its POR and our receipt of consideration provided for in the POR. The GSA is intended to resolve outstanding issues between Delphi and us that have arisen or may arise before Delphi’s emergence from Chapter 11 and will be implemented with Delphi shortly after emergence from bankruptcy. The MRA is intended to govern certain aspects of our commercial relationship following Delphi’s emergence from Chapter 11. The more significant items contained in the Delphi-GM Settlement Agreements include our commitment to:

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

In addition, Delphi agreed to provide us or our designee with an option to purchase all or any of certain Delphi businesses for one dollar if such businesses have not been sold by certain specified deadlines. If such a business is not sold either to a third party or to us or any affiliate pursuant to the option by the applicable deadline, we (or at our option, an affiliate) will be deemed to have exercised the purchase option, and the unsold business, including materially all of its assets and liabilities, will automatically

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

transfer to the GM “buyer”. Similarly, under the Delphi UAW MOU if such a transfer has not occurred by the applicable deadline, responsibility for the UAW hourly employees of such an unsold business affected would automatically transfer to us or our designated affiliate. The GSA also resolves all claims in existence as of the effective date of Delphi’s POR that either Delphi or we have or may have against the other.

Delphi POR

The Bankruptcy Court entered an order on January 25, 2008 confirming the POR, including the Delphi-GM Settlement Agreements. On April 4, 2008, Delphi announced that although it had met the conditions required to substantially consummate its POR, including obtaining $6.1 billion in exit financing, Delphi’s plan investors refused to participate in a closing that was commenced but not completed on that date, thereby making it unlikely that Delphi will emerge from bankruptcy in the near-term. Under Delphi’s POR and as a result of our agreed participation in Delphi’s exit financing, our total recovery would have consisted of $0.3 billion in cash, $2.7 billion in second lien debt and $1.0 billion in junior preferred convertible stock at the POR value. The second lien debt includes $1.5 billion relating to our assumption of $1.5 billion of Delphi net pension obligations. If the POR had been consummated, we would have released our claims against Delphi, and we would have received an unconditional release of any alleged claims against us by Delphi. As with other customers, certain of our claims related to ordinary business would flow through the Chapter 11 proceedings and be satisfied by Delphi after the reorganization in the ordinary course of business.

We continue to work with Delphi and its stakeholders to facilitate Delphi’s efforts to emerge from bankruptcy. As part of this effort, we have agreed to advance up to $650 million to Delphi during 2008, which is within the amounts we would have owed under the Delphi-GM Settlement Agreements had Delphi emerged from bankruptcy in April 2008. We will receive an administrative claim for funds we advance to Delphi under this arrangement, and such funds will be credited against amounts owed by us under the Delphi-GM Settlement Agreements once such agreements become effective. We have agreed to work together with Delphi toward implementation of the Delphi-GM Settlement Agreements in the near-term.

Risks if Delphi Cannot Emerge From Bankruptcy

If Delphi is not successful in emerging from bankruptcy, we could be subject to many of the risks that we have reported since Delphi’s 2005 bankruptcy filing. For example, Delphi could seek to again reject or threaten to reject individual contracts with us, either for the purpose of exiting specific lines of business or in an attempt to increase the price we pay for certain parts and components. Until a Delphi POR is consummated, we intend to continue to protect our right of setoff against the $1.15 billion we owed to Delphi in the ordinary course of business when it made its Chapter 11 filing. However, the extent to which these obligations are covered by our right to setoff may be subject to dispute by Delphi, the creditors’ committee, or Delphi’s other creditors, and limitation by the court. We cannot provide any assurance that we will be able to setoff such amounts fully or partially. To date, we have recorded setoffs of approximately $54 million against that pre-petition obligation, with Delphi’s agreement. We have also filed a Consolidated Proof of Claim, in accordance with the Bankruptcy Court’s procedures, setting forth our claims (including the claims of various GM subsidiaries) against Delphi and the other debtor entities, although the exact amount of our claims cannot be established because of the contingent nature of many of the claims involved and the fact that the validity and amount of the claims may be subject to objections from Delphi and other stakeholders.

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

GM Contingent Liability

In the three months ended March 31, 2008 we recorded a charge of $731 million to increase our net liability related to the Benefit Guarantee Agreements, primarily due to updated estimates reflecting uncertainty around the nature, value and timing of our recoveries upon emergence of Delphi from bankruptcy. We have recorded total charges of $8.3 billion to date in connection

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

with the Benefit Guarantee Agreements. These charges are net of estimated recoveries that would be due to us upon emergence of Delphi from bankruptcy. Our commitments under the Delphi-GM Settlement Agreements for the Labor Cost Subsidy and Production Cash Burn Support are expected to result in additional expense of between $300 million and $400 million annually beginning in 2008 through 2015, which will be treated as a period cost and expensed as incurred as part of Automotive cost of sales. We continue to expect that the cost of these reimbursements will be more than offset in the long-term by our savings from reductions to the price penalty we now pay Delphi for systems, components, and parts. Due to the uncertainties surrounding Delphi’s ability to emerge from bankruptcy, it is reasonably possible that additional losses could arise in the future, but we currently are unable to estimate the amount or range of such losses, if any.

Investigations

As previously reported, we are cooperating with federal governmental agencies in connection with a number of investigations.

The SEC has issued subpoenas and information requests to us in connection with various matters including restatements of our previously issued financial statements in connection with our accounting for certain foreign exchange contracts and commodities contracts, our financial reporting concerning pension and OPEB, certain transactions between us and Delphi, supplier price reductions or credits and any obligation we may have to fund pension and OPEB costs in connection with Delphi’s proceedings under Chapter 11 of the Bankruptcy Code. In addition, the SEC has issued a subpoena in connection with an investigation of our transactions in precious metal raw materials used in our automotive manufacturing operation.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources

Investors or potential investors in our securities consider cash flows of the GMA and FIO businesses to be relevant measures in the analysis of our various securities that trade in public markets. Accordingly, we provide supplemental statements of cash flows to aid users of our condensed consolidated financial statements in the analysis of liquidity and capital resources.

This information reconciles to the condensed consolidated statements of cash flows after the elimination of “Net investing activity with Financing and Insurance Operations” and “Net financing activity with Automotive and Other Operations” line items shown in the table below. Following are such statements for the three months ended March 31, 2008 and 2007:

	GMA		Financing and Insurance
	Three Months Ended March 31,
	2008	2007	2008	2007
	(Dollars in millions)

Net cash provided by (used in) continuing operating activities	$(2,049)	$894	$459	$459
Cash provided by discontinued operating activities	—	115	—	—

Net cash provided by (used in) operating activities	(2,049)	1,009	459	459
Cash flows from investing activities
Expenditures for property	(1,945)	(1,181)	—	—
Investments in marketable securities, acquisitions	(1,135)	(79)	—	(1)
Investments in marketable securities, liquidations	1,424	58	6	2
Capital contribution to GMAC LLC	—	(1,022)	—	—
Operating leases, liquidations	—	—	840	789
Net investing activity with Financing and Insurance Operations	194	193	—	—
Other	(114)	(590)	(88)	8

Net cash provided by (used in) continuing investing activities	(1,576)	(2,621)	758	798
Cash used in discontinued investing activities	—	(4)	—	—

Net cash provided by (used in) investing activities	(1,576)	(2,625)	758	798
Cash flows from financing activities
Net decrease in short-term borrowing	(49)	(1,068)	(1,029)	(1,142)
Borrowings of long-term debt	492	18	—	—
Payments made on long-term debt	(15)	(35)	—	—
Net financing activity with Automotive and Other Operations	—	—	(194)	(193)
Cash dividends paid to stockholders	(142)	(141)	—	—

Net cash provided by (used in) continuing financing activities	286	(1,226)	(1,223)	(1,335)
Cash used in discontinued financing activities	—	(2)	—	—

Net cash provided by (used in) financing activities	286	(1,228)	(1,223)	(1,335)
Effect of exchange rate changes on cash and cash equivalents	129	23	—	—
Net transactions with Automotive/Financing Operations	23	(30)	(23)	30

Net decrease in cash and cash equivalents	(3,187)	(2,851)	(29)	(48)
Cash and cash equivalents at beginning of the period	24,549	23,774	268	349

Cash and cash equivalents at end of the period	$21,362	$20,923	$239	$301

Available Liquidity

We believe we have sufficient liquidity and financial flexibility to meet our 2008 funding requirements, including the required funding of the 2008 Special Attrition Programs, potential near-term impact of a continued work-stoppage at American Axle, and other funding, even as a result of our revised 2008 U.S. auto industry volume estimates.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

As discussed above in Near-Term Market Challenges, we have eliminated certain shifts of production at four North American facilities. A reduction in production results in an unfavorable impact on working capital. In the United States we generally recognize revenue and collect the associated receivable shortly after production, but pay our suppliers approximately 47 days later. Accordingly, we consistently have negative working capital. During periods of declining sales and production this will result in outflows of cash greater than collections of accounts receivable, as we pay suppliers for materials on which we have recognized revenue and collected the associated receivable. As production and sales stabilize, this impact also stabilizes and we return to a more regular pattern of working capital changes. Depending on the severity and timing of any further industry declines, the associated negative operating cash flow impact due to working capital changes could be significant. As discussed below, we believe we have sufficient liquidity, including access to committed lines of credit, to meet our funding requirements in the near-term. Over the medium- to long-term, we believe that our ability to meet our funding requirements primarily will depend on whether we can successfully implement our North American Turnaround Plan and return GMNA to profitability and positive cash flow, and our ability to access the capital markets, as needed.

Automotive and Other (Automotive) available liquidity includes cash balances, marketable securities, and readily available assets of our VEBA trusts. At March 31, 2008, available liquidity was $23.9 billion compared with $27.3 billion at December 31, 2007 and $24.7 billion at March 31, 2007. The amount of consolidated cash and marketable securities is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations. We manage our global liquidity centrally which allows us to optimize funding of our global operations. As of March 31, 2008, approximately 45% of our reported liquidity was held in the U.S. In the three months ended March 31, 2008 our U.S. liquidity position deteriorated, partly due to the impact of the work stoppage at American Axle. Additionally, our U.S. operations have access to much of our overseas liquidity through inter-company arrangements. A summary of our global liquidity is as follows:

	March 31,	December 31,	March 31,
	2008	2007	2007
	(Dollars in billions)

Cash and cash equivalents	$21.4	$24.6	$20.9
Marketable securities	1.8	2.1	0.2
Readily-available assets of VEBA trusts	0.7	0.6	3.6

Available liquidity	$23.9	$27.3	$24.7

As of March 31, 2008, the total VEBA trust assets and related accounts were $15.5 billion, $0.7 billion of which was readily available. As of December 31, 2007, the total VEBA trust assets were $16.3 billion, $0.6 billion of which was readily-available. As of March 31, 2007, the total VEBA trust assets were $15.5 billion, $3.6 billion of which was readily-available. The decrease in the total VEBA trust assets since December 31, 2007 was due to negative asset returns during the period. In connection with the Settlement Agreement a significant portion of the VEBA assets have been allocated to the UAW Related Account which will also hold the proportional investment returns on that percentage of the trust. No amounts will be withdrawn from the UAW Related Account including its investment returns from January 1, 2008 until transfer to the New VEBA. This treatment has led us to exclude any portion of the UAW Related Account from our available liquidity as of and subsequent to December 31, 2007.

We also have a $4.6 billion standby revolving credit facility with a syndicate of banks, of which $150 million terminates in June 2008 and $4.5 billion terminates in July 2011. As of March 31, 2008, the availability under the revolving credit facility was $4.6 billion. There are $10 million of letters of credit issued under the credit facility, and no loans are currently outstanding. Under the $4.5 billion secured facility, borrowings are limited to an amount based on the value of the underlying collateral, which consists of certain North American accounts receivable and inventory of GM, Saturn Corporation, and General Motors of Canada Limited (GM Canada), certain plants, property and equipment of GM Canada and a pledge of 65% of the stock of the holding company for our indirect subsidiary General Motors de Mexico, S de R.L. de C.V. In addition to the $4.5 billion secured line of credit, the collateral also secures certain lines of credit, automatic clearinghouse and overdraft arrangements, and letters of credit provided by the same secured lenders, totaling $1.6 billion. In the event of work stoppages that result in the loss of a certain level of production, the secured facility would be temporarily reduced to $3.5 billion. As of May 1, 2008 the reduction in our North American production, which resulted from the American Axle work stoppage and market conditions has not triggered a reduction in the available amount under this credit facility.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In August 2007, we entered into a revolving credit agreement expiring in August 2009 that provides for borrowings of up to $1.3 billion. This agreement provides additional available liquidity that we could use for general corporate purposes, including working capital needs. Under the facility, borrowings are limited to an amount based on the value of underlying collateral, which consists of residual interests in trusts that own leased vehicles and issue asset-backed securities collateralized by the vehicles and the associated leases. The underlying collateral was previously owned by GMAC and was transferred to us as part of the GMAC transaction in November 2006. The underlying collateral is held by bankruptcy-remote subsidiaries and pledged to a trustee for the benefit of the lender. We consolidate the bankruptcy-remote subsidiaries and trusts for financial reporting purposes. No borrowings were outstanding under this agreement as of March 31, 2008. As of May 1, 2008, we have drawn $775 million under this facility.

We also have an additional $1.2 billion in undrawn committed facilities, including certain off-balance sheet securitization programs, with various maturities up to one year and $1.1 billion in undrawn uncommitted lines of credit. In addition, our consolidated affiliates with non-GM minority shareholders, primarily GM Daewoo, have a combined $1.5 billion in undrawn committed facilities.

GMAC is currently negotiating to provide a new 2-year $3.5 billion senior secured credit facility to its wholly owned subsidiary ResCap, which would be conditioned on successful completion by ResCap of a debt tender and exchange offer for its outstanding unsecured notes. ResCap’s financing plans also include seeking amendments to substantially all of its secured bilateral credit facilities to extend their maturities or to modify their tangible net worth covenants. We and Cerberus, or our designees, are in discussions to acquire an aggregate $750 million first loss participation in the proposed senior secured credit facility, shared between Cerberus and us on a pro rata basis.

ResCap anticipates that its new debt agreements will include covenants to maintain minimum cash balances. To comply with these covenants and to satisfy its liquidity needs, ResCap expects that it will be required, even if it successfully implements all of the proposed actions, to generate capital in the near term through asset sales or other actions in addition to its normal mortgage finance activities, to obtain additional cash of approximately $600 million by June 30, 2008. This additional cash requirement is an estimate based upon ResCap’s internal monthly cash forecasts targeting sufficient cash surpluses to prudently operate its business and remain in excess of anticipated cash covenants.

If ResCap is unsuccessful in executing these transactions, including additional liquidity actions, it would have a material adverse effect on GMAC, which could result in a further impairment of our investments in GMAC and could disrupt GMAC’s ability to finance our dealers and customers.

We continue to be focused on identifying and taking actions to enhance our liquidity position. We have identified potential operating measures that we could take to conserve liquidity if the current adverse economic conditions persist or deteriorate further or if other circumstances warrant. These measures could include further reducing structural costs, selling non-core assets, and re-timing or eliminating certain capital spending. In addition, the dividend on common stock continues to be evaluated on a quarterly basis by the Board of Directors. We will also opportunistically consider additional public or private financing transactions, which may include the execution of incremental credit facilities, term loans, unsecured or secured borrowings, and equity and equity-linked securities. Such financing transactions may include issuances overseas. We anticipate that additional liquidity from such actions, along with other currently available liquidity described above, will be used for general corporate purposes including working capital needs resulting from lower production volumes as well as funding cash requirements outlined in the Settlement Agreement and potentially similar agreements with other labor unions.

We believe that it is possible that issues may arise under various other financing arrangements from our 2006 restatement of prior consolidated financial statements. These financing arrangements consist principally of obligations in connection with sale/leaseback transactions and other lease obligations, including off-balance sheet arrangements, and do not include our public debt indentures. In connection with the 2006 restatement of prior consolidated financial statements, we evaluated the effect of our restatement under these agreements, including our legal rights with respect to any claims that could be asserted, such as our ability to cure. Based on our review, we believe that, although no assurances can be given as to the likelihood, nature or amount of any claims that may be asserted, amounts subject to possible claims of acceleration, termination or other remedies are not likely to exceed $2.7 billion, consisting primarily of off-balance sheet arrangements. Moreover, we believe there may be

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

economic or other disincentives for third parties to raise such claims to the extent they have them. Based on this review, we reclassified $257 million of these obligations, as of December 31, 2006, from long-term debt to short-term debt. As of March 31, 2008 and December 31, 2007, the amount of obligations reclassified from long-term debt to short-term debt based on this review was $212 million. We believe we have sufficient liquidity over the short and medium term to satisfy any claims related to these matters. To date, we have not received any such claims and we do not anticipate receiving any such claims.

Cash Flow

The decrease in available liquidity to $23.9 billion as of March 31, 2008 from $27.3 billion as of December 31, 2007 was primarily a result of negative operating cash flow driven by reduced production in North America, including the impact of the work stoppage at American Axle which negatively impacted cash flow by $2.1 billion, and higher levels of capital expenditures. This decrease was partially offset by proceeds from debt borrowings.

Investments in marketable securities primarily consist of purchases, sales, and maturities of highly-liquid corporate, U.S. government, U.S. government agency and mortgage-backed debt securities used for cash management purposes. Between January 1, 2008 and March 31, 2008 we liquidated net $0.3 billion of marketable securities.

In the three months ended March 31, 2008, Automotive and Other had negative cash flow from continuing operations of $2.1 billion on a net loss from continuing operations of $1.6 billion. That result compares with positive cash flow from continuing operations of $0.9 billion and net income from continuing operations of $0.1 billion in the corresponding period of 2007. Operating cash flow in the three months ended March 31, 2008 was unfavorably impacted by $0.2 billion of costs related to the GMNA restructuring initiative and $0.1 billion of costs related to the GME restructuring initiative for which the charges were previously recorded from 2003 to 2007.

Capital expenditures of $1.9 billion and $1.2 billion were a significant use of investing cash in the three months ended March 31, 2008 and 2007, respectively. Capital expenditures were primarily made for global product programs, powertrain and tooling requirements.

Debt

Total debt, including capital leases, industrial revenue bond obligations and borrowings from GMAC as of March 31, 2008 was $40.1 billion, of which $6.0 billion was classified as short-term or current portion of long-term debt and $34.2 billion was classified as long-term. As of December 31, 2007, total debt was $39.4 billion, of which $6.0 billion was short-term or current portion of long-term debt and $33.4 billion was long-term. This increase in total debt was primarily a result changes in foreign exchange rates which caused non-U. S. Dollar denominated debt to increase and new overseas borrowing facilities.

Short-term borrowing and current portion of long-term debt of $6.0 billion includes $2.0 billion of debt issued by our subsidiaries and consolidated affiliates and $2.5 billion of related party debt, mainly dealer wholesale floor plan financing from GMAC. We have various debt maturities other than current of $2.5 billion in 2009 and $0.3 billion in 2010 and various debt maturities of $31.4 billion thereafter. We believe we have adequate liquidity to settle those obligations as they become due.

In order to provide financial flexibility to us and our suppliers, we maintain a trade payables program through GMAC Commercial Finance (GMACCF). Under the terms of an agreement with GMAC, we will be permitted to continue administering the program through GMACCF so long as we provide the funding of advance payments to suppliers under the program. As of May 1, 2006, we commenced funding of the advance payments, and as a result, as of March 31, 2008, there was no outstanding balance owed by us to GMACCF under the program.

Net Debt

Net debt, calculated as cash, marketable securities and $0.7 of readily-available assets of the VEBA trust, ($0.6 as of December 31, 2007), less the short-term borrowings and long-term debt, was $16.2 billion as of March 31, 2008, compared with $12.1 billion as of December 31, 2007.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

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

As of March 31, 2008, in connection with these bankruptcy-remote subsidiaries we had vehicles subject to operating leases of $5.3 billion compared to $6.7 billion as of December 31, 2007, other assets of $1.6 billion compared to $1.4 billion as of December 31, 2007, outstanding secured debt of $3.8 billion compared to $4.9 billion as of December 31, 2007 and equity of $3.1 billion compared to $3.3 billion as of December 31, 2007.

The decrease in operating leases, secured debt and equity from December 31, 2007 is the result of the termination of some leases in the three months ended March 31, 2008 and the repayment of the related secured debt. The secured debt has recourse solely to the leased vehicles and related assets. We continue to be obligated to the bankruptcy-remote subsidiaries for residual support payments on the leased vehicles in an amount estimated to equal $0.7 billion as of March 31, 2008 and $0.9 billion as of December 31, 2007, respectively. However, neither the securitization investors nor the trusts have any rights to the residual support payments. We expect the operating leases and related securitization debt to gradually amortize over the next three to four years, resulting in the release to these two bankruptcy-remote subsidiaries of certain cash flows related to their ownership of the securitization trusts and related operating leases.

The cash flow that we expect to realize from the leased vehicle securitizations over the next three to four years will come from three principal sources: (1) cash released from the securitizations on a monthly basis as a result of available funds exceeding debt service and other required payments in that month; (2) cash received upon and following termination of a securitization to the extent of remaining over collateralization; and (3) return of the residual support payments owing from us each month. In the three months ended March 31, 2008, the total cash flows released to these two bankruptcy-remote subsidiaries was $155 million. In aggregate, since the consummation of the GMAC transaction, $1.1 billion have been released from these subsidiaries.

Status of Debt Ratings

Our fixed income securities are rated by four independent credit rating agencies: Dominion Bond Rating Services (DBRS), Moody’s Investor Service (Moody’s), Fitch Ratings (Fitch), and Standard & Poor’s (S&P). The ratings indicate the agencies’ assessment of a company’s ability to pay interest, distributions, dividends, and principal on these securities. Lower credit ratings generally represent higher borrowing costs and reduced access to capital markets for a company. Their ratings of us are based on information provided by us as well as other sources. The agencies consider a number of factors when determining a rating including, but not limited to, cash flows, liquidity, profitability, business position and risk profile, ability to service debt, and the amount of debt as a component of total capitalization.

DBRS, Moody’s, Fitch, and S&P currently rate our credit at non-investment grade. The following table summarizes our credit ratings as of May 1, 2008:

Rating Agency	Corporate	Secured	Senior Unsecured	Outlook

DBRS	B (high)	Not Rated	B	Stable
Fitch	B	BB	B−	Negative
Moody’s	B3	Ba3	Caa1	Negative
S&P	B	BB−	B−	Credit Watch Negative

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Rating actions taken by each of the credit rating agencies from January 1, 2008 through May 1, 2008 are as follows:

DBRS: No actions taken.

Fitch: On February 27, 2008, Fitch affirmed our issuer-default rating at ‘B’ with ‘Negative’ outlook.

Moody’s: On April 25, 2008 Moody’s affirmed our Corporate debt rating at ‘B3’ and placed the credit rating on ‘Negative’ outlook from ‘Stable’ outlook.

S&P: On March 17, 2008 S&P affirmed our Corporate debt rating at ‘B’ and placed the credit rating on ‘Credit Watch with Negative Implications’ from ‘Stable’ outlook.

While our non-investment grade ratings have increased our borrowing costs and limited our access to unsecured debt markets, we have mitigated these results by actions taken over the past few years to focus on increased use of liquidity sources other than institutional unsecured markets that are not directly affected by ratings on unsecured debt, including secured funding sources and conduit facilities. Further reductions of our credit ratings could increase the possibility of additional terms and conditions contained in any new or replacement financing arrangements. As a result of specific funding actions taken over the past few years, we believe that we will continue to have access to sufficient capital to meet our ongoing funding needs over the short- and medium-term. Notwithstanding the foregoing, we believe that our current ratings situation and outlook increase the level of risk for achieving our funding strategy as well as the importance of successfully executing our plans to improve operating results.

Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, which addresses aspects of the expanding application of fair value accounting. Refer to Note 11 to the condensed consolidated financial statements for additional information regarding the adoption and effects of SFAS No. 157.

Fair Value Measurements on a Recurring Basis

In connection with the adoption of SFAS No. 157, we used Level 3, or significant unobservable inputs to measure 6.0% of the total assets that we measured at fair value, and 1.0% of the total liabilities that we measured at fair value. Level 3 inputs are estimates that require significant judgment and are therefore subject to change.

The more significant assets, with the related Level 3 inputs, are as follows:

•	Mortgage-backed securities — Level 3 inputs utilized in the fair value measurement process include estimated prepayment and default rates on the underlying portfolio which are embedded in a proprietary discounted cash flow projection model.

•	Corporate debt and other securities — Significant components of this security category include structured investment vehicles, which trade in a market with limited liquidity. Level 3 inputs utilized in the fair value measurement process include estimated recovery rates on the underlying portfolio which are embedded in a proprietary discounted cash flow projection model.

•	Commodity derivatives — Commodity derivatives include purchase contracts from various suppliers that are gross settled in the physical commodity. Level 3 inputs utilized in the fair value measurement process include estimated projected selling prices, quantities purchased and counterparty credit ratings, which are then discounted to the expected cash flow.

We adopted SFAS No. 157 on January 1, 2008 and had no transfers in or out of Level 3 in the three months ended March 31, 2008.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Fair Value Measurements on a Nonrecurring Basis

The following table presents the financial instruments measured at fair value on a nonrecurring basis in periods subsequent to initial recognition in the three months ended March 31, 2008:

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	March 31,	Identical Assets	Observable Inputs	Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)	Total Losses
	(Dollars in millions)

Assets
Investment in GMAC Common Membership Interests	$5,391	$—	$—	$5,391	$(1,310)
Investment in GMAC Preferred Membership Interests	902	—	—	902	(142)

Total	$6,293	$—	$—	$6,293	$(1,452)

In accordance with the provisions of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB No. 18), our investment in GMAC Common Membership Interests, with a pre-impairment carrying amount of $6.7 billion as of March 31, 2008, was written down to its fair value of $5.4 billion as of March 31, 2008, after considering the impact of recording our share of GMAC’s results for the three months ended March 31, 2008. The resulting impairment charge of $1.3 billion was recorded in Equity in loss of GMAC LLC. Additionally, our investment in GMAC Preferred Membership Interests, with a pre-impairment carrying amount of $1.0 billion as of March 31, 2008, was written down to its fair value of $902 million as of March 31, 2008. The resulting impairment charge of $142 million was recorded in Automotive interest income and other non-operating income, net.

In order to determine the fair value of our investment in GMAC Common Membership Interests, we first determined a fair value of GMAC by applying various valuation techniques to its significant business units, and then applied our 49% equity interest to the resulting fair value. Our determination of the fair value of GMAC encompassed applying valuation techniques, which included Level 3 inputs, to GMAC’s significant business units as follows:

•	Auto Finance — We obtained industry data, such as equity and earnings ratios, for other industry participants, and developed average multiples for these companies based upon a comparison of their businesses to Auto Finance.

•	Insurance — We developed a peer group, based upon such factors as equity and earnings ratios and developed average multiples for these companies.

•	Residential Capital, LLC — We obtained industry data for an industry participant who we believe to be comparable, and also utilized the publicly announced acquisition price of an industry participant who we believe to be comparable.

•	Commercial Finance Group — We obtained industry data, such as price and earnings ratios, for other industry participants, and developed average multiples for these companies based upon a comparison of their businesses to the Commercial Finance Group.

In order to determine the fair value of our investment in GMAC Preferred Membership Interests, we determined a fair value by applying valuation techniques, which included Level 3 inputs, to various characteristics of the GMAC Preferred Membership Interests as follows:

•	Utilizing information as to the pricing on similar investments and changes in yields of other GMAC securities for the three months ended March 31, 2008, we developed a discount rate for the valuation.

•	Utilizing assumptions as to the receipt of dividends on the GMAC Preferred Membership Interests, the expected call date and a discounted cash flow model, we developed a present value of the related cash flows.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Off-Balance Sheet Arrangements

We use off-balance sheet arrangements where the economics and sound business principles warrant their use. Our principal use of off-balance sheet arrangements occurs in connection with the securitization and sale of financial assets.

The financial assets sold by us consist principally of trade receivables that are part of a securitization program in which we have participated since 2004. As part of this program, we sell receivables to a wholly-owned bankruptcy remote special purpose entity (SPE). The SPE is a separate legal entity that assumes the risks and rewards of ownership of those receivables. In September 2007, we renewed an agreement to sell undivided interests in eligible trade receivables up to $600 million directly to banks and to a bank conduit which funds its purchases through issuance of commercial paper. Receivables sold under the program are sold at fair market value and are excluded from our condensed consolidated balance sheets. The banks and the bank conduits had no beneficial interest in the eligible pool of receivables as of March 31, 2008 and December 31, 2007 and $25 million as of March 31, 2007. We do not have a retained interest in the receivables sold, but perform collection and administrative functions. We did not receive any gross proceeds from the sale of receivables under this program in the three months ended March 31, 2008; and received $0.5 billion in the three months ended March 31, 2007.

In addition to this securitization program, we participate in other trade receivable securitization programs in Europe. Some of our direct or indirect subsidiaries have entered into factoring agreements to sell certain trade receivables to banks and to factoring companies. Limits are based on contractually agreed upon amounts and/or on the entities’ balance of participating trade receivables. In 2007 the average facility limits for the participating entities were $89 million in total. The banks and factoring companies had a beneficial interest of $11 million, $26 million, and $17 million in the participating pool of trade receivables as of March 31, 2008, December 31, 2007 and March 31, 2007, respectively.

We lease real estate and equipment from various off-balance sheet entities that have been established to facilitate the financing of those assets for us by nationally prominent lessors that we believe are creditworthy. These assets consist principally of office buildings and machinery and equipment. The use of such entities allows the parties providing the financing to isolate particular assets in a single entity and thereby syndicate the financing to multiple third parties. This is a conventional financing technique used to lower the cost of borrowing and, thus, the lease cost to a lessee such as us. There is a well-established market in which institutions participate in the financing of such property through their purchase of ownership interests in these entities, and each is owned by institutions that are independent of, and not affiliated with, us. We believe that no officers, directors or employees of ours or our affiliates hold any direct or indirect equity interests in such entities.

Assets in off-balance sheet entities are as follows:

	March 31,	December 31,	March 31,
	2008	2007	2007
	(Dollars in millions)

Assets leased under operating leases	$2,152	$2,164	$2,170
Trade receivables sold	11	87	143

Total	$2,163	$2,251	$2,313

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

Our policy is to distribute dividends on our common stock based on the outlook and indicated capital needs of the business. Cash dividends per share on common stock were $0.25 for the three months ended March 31, 2008 and $1.00 in 2007 ($0.25 per quarter). At the February 5, 2008 and May 6, 2008 meetings of our Board of Directors, the Board approved the payment of a $0.25 quarterly dividend on common stock in three months ended March 31, 2008 and June 30, 2008, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Employees

As of March 31, 2008, we employed 266,000 employees. The following represents our employment by region:

	March 31,	December 31,	March 31,
	2008	2007	2007
	(in thousands)

GMNA (a)	136	139	145
GME	58	57	59
GMLAAM	35	34	33
GMAP	35	34	34
Other	2	2	2

Total	266	266	273

(a)	Includes approximately 3,475 employees of Allison Transmission at March 31, 2007.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in conformity with United States generally accepted accounting principles, which requires the use of estimates, judgments and assumptions that affect the reported assets and liabilities as of the financial statement dates and the reported revenues and expenses for the periods presented. Our significant accounting policies and critical accounting estimates are consistent with those described in Note 2 to the consolidated financial statements and the MD&A section in our 2007 10-K. There were no significant changes in our application of our critical accounting policies in the three months ended March 31, 2008 with the exception that we adopted the provisions of SFAS No. 157, as further described in Note 11 to the condensed consolidated financial statements, and the changes discussed below regarding deferred taxes and the valuation of cost and equity method investments. We believe the accounting policies related to our defined benefit pension and other post retirement benefits plans, sales incentives, provision for policy, warranty and recalls, impairment of long-lived assets, derivatives and valuation of vehicle operating lease and lease residuals are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations.

We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. We have discussed the development, selection and disclosures of our critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosures relating to these estimates.

Deferred Taxes

Pursuant to SFAS No. 109, valuation allowances have been established for deferred tax assets based on a “more likely than not” threshold. Our ability to realize our deferred tax assets depends on our ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•	Future reversals of existing taxable temporary differences;

•	Future taxable income exclusive of reversing temporary differences and carryforwards;

•	Taxable income in prior carryback years; and

•	Tax-planning strategies.

Pursuant to SFAS No. 109, concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling three years of actual and current year anticipated results as our primary measure of our cumulative losses in recent years. However, because a

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

substantial portion of those cumulative losses related to various non-recurring matters and the implementation of our North American Turnaround Plan, we adjusted those three-year cumulative results for the effect of these items. The analysis performed in the three months ended September 30, 2007 and our current analysis indicates that in the United States, Canada, Germany and the United Kingdom, we have cumulative three year losses on an adjusted basis. In Spain, we anticipate being in a cumulative three-year loss position in the near-term. This is considered significant negative evidence which is objective and verifiable and therefore, difficult to overcome. In addition, as discussed in “Near-Term Market Challenges” our near-term financial outlook in these jurisdictions has deteriorated. Accordingly, in the three months ended September 30, 2007, we concluded that the objectively verifiable negative evidence of our recent historical losses combined with our challenging near-term outlook out-weighed other factors and that it is more likely than not that we will not generate taxable income to realize our net deferred tax assets, in whole or in part in these jurisdictions. Although our three year adjusted cumulative loss in the United States at March 31, 2008 has decreased from that at December 31, 2007, we continue to believe this conclusion is appropriate. As it relates to our assessment in the United States, many factors in our evaluation are not within our control, particularly:

•	The possibility for continued or increasing price competition in the highly competitive U.S. market;

•	Continued high fuel prices and the possible effect that may have on consumer preferences related to our most profitable products, fullsize trucks and utility vehicles;

•	Uncertainty over the effect on our cost structure from more stringent U.S. fuel economy and global emissions standards which may require us to sell a significant volume of alternative fuel vehicles across our portfolio;

•	Uncertainty as to the future operating results of GMAC’s ResCap mortgage business; and

•	Acceleration of tax deductions for OPEB liabilities as compared to prior expectations due to changes associated with the Settlement Agreement.

We recorded full valuation allowances against our net deferred tax assets in the United States, Canada and Germany in the three months ended September 30, 2007 and in Spain and the United Kingdom in the three months ended March 31, 2008. With regard to the United States, Canada and Germany we continue to believe that full valuation allowances are needed against our net deferred tax assets in these tax jurisdictions. The factors leading to our decision to record full valuation allowances against our net deferred tax assets in the United Kingdom and Spain are discussed in Corporate and Other operations in this MD&A.

If, in the future, we generate taxable income in the United States, Canada, Germany, the United Kingdom and Spain on a sustained basis, our conclusion regarding the need for full valuation allowances in these tax jurisdictions could change in the future, resulting in the reversal of some or all of the valuation allowances. If our U.S., Canadian, German, United Kingdom, or Spanish operations generate taxable income prior to reaching profitability on a sustained basis, we would reverse a portion of the valuation allowance related to the corresponding realized tax benefit for that period, without changing our conclusions on the need for a full valuation allowance against the remaining net deferred tax assets.

Valuation of Cost and Equity Method Investments

Equity investees accounted for under the cost or equity method of accounting are evaluated for impairment in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” An impairment loss would be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. In determining if a decline is other than temporary we consider such factors as the length of time and extent to which the fair value of the investment has been less than the carrying amount of the equity affiliate, the near-term and longer-term operating and financial prospects of the affiliate and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery.

When available, we use quoted market prices to determine fair value. If quoted market prices are not available, fair value is based upon valuation techniques that use, where possible, market-based inputs. Generally, fair value is estimated using a combination of the income approach and the market approach. Under the income approach, estimated future cash flows are discounted at a rate commensurate with the risk involved using marketplace assumptions. Under the market approach,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

valuations are based on actual comparable market transactions and market earnings and book value multiples for comparable entities. The assumptions used in the income and market approaches have a significant effect on the determination of fair value. Significant assumptions include estimated future cash flows, appropriate discount rates, and adjustments to market transactions and market multiples for differences between the market data and the equity affiliate being valued. Changes to these assumptions could have a significant effect on the valuation of our equity affiliates.

Accounting Standards Not Yet Adopted

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), which retained the underlying concepts under existing standards in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. SFAS No. 141(R) will require that: (1) for all business combinations, the acquirer records all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain pre-acquisition contingent assets and liabilities acquired be recognized at their fair values on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; (4) acquisition-related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5) in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be re-measured to their acquisition-date fair values, with any gain or loss recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this statement should also apply the provisions of SFAS No. 141(R). Once effective, this standard will be applied to all future business combinations.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (SFAS No. 160), which amends Accounting Research Bulletin (ARB) No. 51 “Consolidated Financial Statements” (ARB No. 51) to establish new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Also, SFAS No. 160 requires that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (2) losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interests be treated as equity transactions if control is maintained; and (4) upon a loss of control, any gain or loss on the interest sold be recognized in earnings. SFAS No. 160 is effective on a prospective basis for all fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. We are currently evaluating the effects that SFAS No. 160 will have on our financial condition and results of operations.

Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (SFAS No. 161), that expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). SFAS No. 161 requires additional disclosures regarding: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In addition, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives described in the context of an entity’s risk exposures, quantitative disclosures about the location

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

and fair value of derivative instruments and associated gains and losses, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods within these fiscal years, beginning after November 15, 2008.

Accounting for Collaborative Arrangements

In December 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF No. 07-1), which requires revenue generated and costs incurred by the parties in the collaborative arrangement be reported in the appropriate line in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF No. 99-19) and not account for such arrangements on the equity method of accounting. This Issue also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, and the amount and income statement classification of collaboration transactions between the parties. EITF No. 07-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively (if practicable) to all prior periods presented for all collaborative arrangements existing as of the effective date. We are currently evaluating the effects, if any, that EITF No. 07-1 may have on the presentation and classification of these activities in our financial statements.

Forward-Looking Statements

In this report and in reports we subsequently file with the SEC on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, our use of the words “expect,” “anticipate,” “estimate,” “forecast,” “initiative,” “objective,” “plan,” “goal,” “project,” “outlook,” “priorities,” “target,” “intend,” “when,” “evaluate,” “pursue,” “seek,” “may,” “would,” “could,” “should,” “believe,” “potential,” “continue,” “designed,” “impact” or the negative of any of those words or similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. All statements in this report and subsequent reports which we may file with the SEC on Forms 10-K and 10-Q or file or furnish on Form 8-K, other than statements of historical fact, including without limitation, statements about future events and financial performance, are forward-looking statements that involve certain risks and uncertainties. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors that may be revised or supplemented in subsequent reports on SEC Forms 10-K, 10-Q and 8-K. Such factors include among others the following:

•	Our ability to realize production efficiencies, to achieve reductions in costs as a result of the turnaround restructuring and health care cost reductions and to implement capital expenditures at levels and times planned by management;

•	The pace of product introductions and development of technology associated with the products;

•	Shortages of and price increases for fuel;

•	Market acceptance of our new products;

•	Significant changes in the competitive environment and the effect of competition in our markets, including on our pricing policies;

•	Our ability to maintain adequate liquidity and financing sources and an appropriate level of debt;

•	Changes in the existing, or the adoption of new laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of our products, the cost thereof or applicable tax rates;

•	Costs and risks associated with litigation;

•	The final results of investigations and inquiries by the SEC;

•	Changes in the ability of GMAC to make distributions on the Preferred Membership Interests we hold;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•	Changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, including the estimates for the Delphi pension benefit guarantees, which could result in an impact on earnings;

•	Negotiations and bankruptcy court actions with respect to Delphi’s obligations to us and our obligations to Delphi, negotiations with respect to our obligations under the benefit guarantees to Delphi employees and our ability to recover any indemnity claims against Delphi;

•	Labor strikes or work stoppages at our facilities or our key suppliers such as Delphi and American Axle or financial difficulties at our key suppliers such as Delphi;

•	Additional credit rating downgrades and the effects thereof;

•	Changes in relations with unions and employees/retirees and the legal interpretations of the agreements with those unions with regard to employees/retirees, including the negotiation of new collective bargaining agreements with unions representing our employees in the United States other than the UAW;

•	Completion of the final settlement with the UAW and UAW retirees, including obtaining court approval in a form acceptable to us, the UAW, and class counsel; treatment of the terms of the 2007 National Agreement pursuant to the Settlement Agreement in a form acceptable to us, the UAW and class counsel; our completion of discussions with the staff of the SEC regarding accounting treatment with respect to the New VEBA and the Post-Retirement Medical Benefits for the Covered Group as set forth in the Settlement Agreement, on a basis reasonably satisfactory to us; and as applicable, a determination by us that the New VEBA satisfies the requirements of section 302(c)(5) of the Labor-Management Relations Act of 1947, as amended, as well as bank and other regulatory approval; and

•	Changes in economic conditions, commodity prices, currency exchange rates or political stability in the markets in which we operate.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

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

There have been no significant changes in our exposure to market risk since December 31, 2007. Refer to Item 7A in our 2007 10-K.

* * * * * *

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer, principal operating officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chairman and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), as of March 31, 2008. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 were not effective at a reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. The effect of such weaknesses on our disclosure controls and procedures, as well as remediation actions taken and planned, are described in Item 9A, Controls and Procedures, of our Annual Report on Form 10-K for the year ended December 31, 2007.

Remediation and Changes in Internal Controls

We developed and are in the process of implementing remediation plans to address our material weaknesses. In the three months ended March 31, 2008, the following specific remedial actions have been put in place:

•	Named a new Controller for GMNA experienced with the complex financial and reporting requirements of our largest region and who is responsible for accounting operations, internal controls, product cost and profit analysis.

•	Established and named a new Assistant Controller of Operations and Consolidations and divided responsibility from financial planning, forecasting and competitive analysis to provide greater role clarity and focus.

•	Hired a new Director of Compensation and Benefits Accounting responsible for ensuring adequate involvement of technical accounting resources relating to employee benefit arrangements.

•	Continued the deployment of several key training classes and the hiring of almost 50 additional resources in accounting positions.

•	Hired additional staff in the Tax Accounting Group to support and assist in the execution of our remediation plans.

•	Implemented a project plan utilizing internal and external resources to support the re-design of our consolidation process.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

As previously noted, we augmented the resources in Corporate Accounting, the Tax Department and other key departments by utilizing approximately 160 external resources and implemented additional closing procedures during 2007 and 2008. As a result, we believe that there are no material inaccuracies or omissions of material fact and, to the best of our knowledge, believe that the condensed consolidated financial statements as of and for the three months ended March 31, 2008, fairly present in all material respects the financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America.

Other than as described above, there have not been any other changes in our internal control over financial reporting in the three months ended March 31, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* * * * * *

PART II

Item 1. Legal Proceedings

Canadian Export Antitrust Class Actions

In the previously reported antitrust class action consolidated in the U.S. District Court for the District of Maine, In re New Market Vehicle Canadian Export Antitrust Litigation Cases, the U.S. Court of Appeals for the First Circuit reversed the certification of the injunctive class and ordered dismissal of the injunctive claim on March 28, 2008. The U.S. Court of Appeals for the First Circuit also vacated the certification of the damages class and remanded to the U.S. District Court for the District of Maine for determination of several issues concerning federal jurisdiction and, if such jurisdiction still exists, for reconsideration of that class certification on a more complete record. On April 11, 2008, plaintiffs filed a motion with the U.S. Court of Appeals for the First Circuit for rehearing en banc of its decisions regarding the injunctive class.

* * * * * *

Health Care Litigation — 2007 Agreement

In the previously reported class lawsuit brought in the U.S. District Court for the Eastern District of Michigan by the UAW and eight putative class representatives, UAW, et al. v. General Motors Corporation, we completed settlement negotiations and entered into the Settlement Agreement with the UAW and the putative classes on February 21, 2008. The Court certified the class

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

and granted preliminary approval of the Settlement Agreement on March 4, 2008. Notice of the settlement has been mailed to 520,000 class members, and the final hearing to review the fairness of the Settlement Agreement is scheduled for June 3, 2008.

* * * * * *

Shareholder Derivative Suits

In the previously reported case, Salisbury v. Barnevik, et al., brought in the Circuit Court of Wayne County, Michigan, the Court has continued the stay in the proceedings until July 2008.

* * * * * *

GMAC Bondholder Class Actions

With respect to the previously reported litigation consolidated under the caption Zielezienski, et al. v. General Motors Corporation, et al., on March 6, 2008, the U.S. Court of Appeals for the Sixth Circuit affirmed the dismissal of this case by the U.S. District Court for the Eastern District of Michigan. Plaintiffs have filed a motion for a rehearing.

* * * * * *

ERISA Class Actions

In connection with the previously reported cases of Young, et al. v. General Motors Investment Management Corporation, et al. and Mary M. Brewer, et al. v. General Motors Investment Management Corporation, et al., on March 24, 2008 the U.S. District Court for the Southern District of New York granted GM’s motions to dismiss both of these cases on statute of limitations grounds. Plaintiffs have appealed the dismissal in both cases.

* * * * * *

Coolant System Class Action Litigation

With respect to this previously reported subject of litigation, in October 2007 the parties reached a tentative settlement that would resolve certain claims in the putative class actions related to alleged defects in the engine cooling systems in our vehicles. This settlement has been documented in formal written agreements, which have been preliminarily approved by the state courts in California (covering claims in 49 states) and Missouri. If finally approved, the settlement as negotiated will resolve claims related to vehicles sold in the U.S. with a 3.1, 3.4 or 3.8-liter engine or to the use of DexCool engine coolant in sport utility vehicles and pickup trucks with a 4.3-liter engine from 1996 through 2000. Hearings to consider final approval of the settlement have been scheduled for August 29, 2008 in California and September 5, 2008 in Missouri. The settlement does not include claims asserted in several different alleged class actions related to alleged gasket failures in certain other engines, including 4.3, 5.0 and 5.7-liter engines (without model year restrictions), or claims relating to alleged coolant related failures in vehicles other than those listed above. Such claims are to be dismissed without prejudice.

* * * * * *

Environmental Matters

Greenhouse Gas Lawsuit

In the case of California ex rel. Lockyer v. General Motors Corporation, et al., which has been previously reported, the State of California filed its appeal brief in January 2008, and the defendants filed their responsive brief in March 2008. Several groups

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

filed amicus briefs in support of the defendants, including the State of Michigan, the U.S. Chamber of Commerce and the National Association of Manufacturers.

* * * * * *

Item 1A.	Risk Factors

Other than discussed below, there have been no material changes to the Risk Factors as previously disclosed in Part I, “Item 1A Risk Factors” in our 2007 10-K.

New laws, regulations or policies of governmental organizations regarding increased fuel economy requirements and reduced greenhouse gas emissions, or changes in existing ones, may have a significant negative impact on how we do business.

We are affected significantly by a substantial amount of governmental regulations that increase costs related to the production of our vehicles. We anticipate that the number and extent of these regulations, and the costs to comply with them, will increase significantly in the future. In the United States and Europe, for example, governmental regulation is primarily driven by concerns about the environment (including CO2 emissions), vehicle safety and fuel economy. These government regulatory requirements complicate our plans for global product development and may result in substantial costs, which can be difficult to pass through to our customers.

The Corporate Average Fuel Economy (CAFE) requirements mandated by the U.S. government pose special concerns. In December 2007, the United States enacted the Energy Independence and Security Act of 2007, a new energy law that will require significant increases in CAFE requirements applicable to cars and light trucks beginning in the 2011 model year in order to increase the combined U.S. fleet average for cars and light trucks to 35 mpg by 2020, a 40% increase. The estimated cost to the automotive industry of complying with this new standard will likely exceed $100 billion, and our compliance cost could require us to alter our capital spending and research and development plans, curtail sales of our higher margin vehicles, cease production of certain models or even exit certain segments of the vehicle market. The National Highway Traffic Safety Administration (NHTSA) has issued a proposed rule to set the car and truck standards for the 2011-2015 model years and to make changes to the form of the standards and the associated credit mechanism. We are evaluating the proposal and will submit comments to NHTSA.

In addition, California and 12 other states have adopted a set of rules establishing CO2 emission standards that effectively impose similarly increased fuel economy standards for new vehicles sold in those states (AB 1489 Rules). In addition, there are several other states considering the adoption of such standards. If stringent CO2 emission standards are imposed on us on a state-by-state basis, the result could be even more disruptive to our business than the higher CAFE standards discussed above. The automotive industry has filed legal challenges to these state standards in California, Vermont and Rhode Island and dealers have filed a similar challenge in New Mexico. On September 12, 2007, the U.S. District Court for the District of Vermont rejected the industry’s position that such state regulation of CO2 emissions is preempted by federal fuel economy and air pollution laws. While the plaintiffs including us have appealed this decision and submitted opening briefs, there can be no assurance that the lower court’s order will be reversed. In addition, a growing number of countries in Europe that are adopting or amending regulations that establish CO2 emission standards or other frameworks that effectively impose similarly increased fuel economy standards for vehicles sold in those countries, or establish vehicle-related tax structures based on them.

On December 12, 2007, the U.S. District Court for the Eastern District of California ruled against the federal preemption arguments made by the automotive industry but did not lift its order enjoining California from enforcing the AB 1493 Rules in the absence of a waiver by the Environmental Protection Agency (EPA). The industry has responded to that ruling by seeking a permanent injunction against the AB 1493 Rules. A related challenge in California state court is pending. On December 21, 2007, the U.S. District Court for the District of Rhode Island denied the state’s motion to dismiss the industry challenge and announced steps for the case to proceed to trial. The defendants in the Rhode Island case have moved for dismissal of our complaint, and we are preparing a response. There can be no assurance that these legal challenges to the AB 1493 Rules will succeed.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

On February 29, 2008, the EPA formally denied California’s request for a waiver of federal preemption of its AB 1493 Rules. As a result, at this time the AB 1493 Rules cannot be enforced in California or any other state. California and many other states and non-governmental organizations, however, have filed actions in several federal courts to have the EPA’s denial overturned. The EPA and automotive industry have filed to have these cases dismissed. In addition, all three current Presidential candidates have expressed support for the AB 1493 Rules, and this could result in a future administration reversing the EPA’s decision, thereby permitting those Rules to be enforced in all the states that have adopted/will adopt them. There can be no assurance that the legal efforts to dismiss or deny the challenges to the EPA’s action will succeed. As a result of the failure of the legal efforts, or a decision by a successor EPA Administrator, the AB 1493 Rules might become enforceable.

Delphi is unlikely to emerge from bankruptcy in the near-term.

In January 2008, the U.S. Bankruptcy Court entered an order confirming Delphi’s POR and related agreements including a Master Restructuring Agreement, as amended (MRA) and a Global Settlement Agreement, as amended (GSA) with us. On April 4, 2008 Delphi announced that, although it had met the conditions required to substantially consummate its POR, including obtaining exit financing, Delphi’s plan investors refused to participate in a closing that was commenced but not completed on that date. As a result, it is unlikely that Delphi will emerge from bankruptcy in the near term. We believe that Delphi will seek alternative arrangements to emerge from bankruptcy, but there can be no assurance that Delphi will be successful in obtaining any alternative arrangements. The resulting uncertainty could disrupt our ability to plan future production and realize our cost reduction goals, and could affect our relationship with the UAW and result in our providing additional financial support to Delphi, receiving less than the distributions that we expect from the resolution of Delphi’s bankruptcy proceedings or assuming some of Delphi’s obligations to its workforce and retirees.

Financial difficulties, labor stoppages or work slowdowns at key suppliers could result in a disruption in our operations and have a material adverse effect on our business.

We rely on many suppliers to provide us with the systems, components and parts that we need to manufacture our automotive products and operate our business. In recent years, a number of these suppliers, including but not limited to Delphi, have experienced severe financial difficulties and solvency problems and some have reorganized under the U.S. Bankruptcy Code. Financial difficulties or solvency problems at these or other suppliers could materially adversely affect their ability to supply us with the systems, components and parts that we need, which could disrupt our operations including production of certain of our higher margin vehicles. It may be difficult to find a replacement for certain suppliers without significant delay. Similarly, a substantial portion of many of these suppliers’ workforces are represented by labor unions. Workforce disputes that result in work stoppages (such as those at American Axle) or slowdowns at these suppliers could also have a material adverse effect on their ability to continue meeting our needs.

Labor, work stoppages, or similar difficulties could significantly disrupt our operations.

Substantially all of the hourly employees in our Canadian automotive operations are represented by labor unions and are covered by collective bargaining agreements, which usually have a multi-year duration. Many of these agreements include provisions that limit our ability to realize cost savings from restructuring initiatives such as plant closings and reductions in work force. Our current collective bargaining agreement with the Canadian Auto Workers Union (CAW) will expire on September 16, 2008, and we intend to pursue our cost reduction goals vigorously in negotiating the new agreement. Additionally, some of our manufacturing plants in the United States represented by local UAW bargaining units are currently operating without a local agreement. Several of these locals have initiated work stoppages at certain of our plants that assemble strategically important vehicles, including the GMC Acadia, Buick Enclave and Chevrolet Malibu. Certain other local units have threatened work stoppages unless contract issues specific to the location are resolved. Any further work stoppage or threats of work stoppages by these local units at a strategically important plant in the United States or by the CAW in Canada, could materially adversely affect our business. A lengthy strike by the CAW that involves all or a significant portion of our Canadian manufacturing facilities would have a material adverse effect on our operations and financial condition.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Risks related to our 49% equity interest in GMAC

ResCap has significant near-term liquidity issues and short-term debt maturities. There is a significant risk that ResCap will not be able to meet its debt service obligations in the near-term.

ResCap is highly leveraged relative to its cash flow with a declining liquidity portfolio. As of March 31, 2008, ResCap’s liquidity portfolio (cash readily available to cover operating demands from across its business operations and maturing obligations) totaled $1.3 billion. In addition, ResCap has expended a significant amount of its available cash in recent weeks. ResCap has approximately $4.3 billion of long-term unsecured debt maturing during the remainder of 2008, consisting of approximately $1.2 billion aggregate principal amount of notes due in June 2008, approximately $1.8 billion of outstanding borrowings under its term loan due in July 2008, and approximately $1.1 billion aggregate principal amount of notes due in November 2008. Additionally, ResCap had approximately $12.8 billion of secured, short-term debt outstanding as of March 31, 2007 with various maturity dates in 2008, excluding debt of GMAC Bank. Between April 1, 2008 and December 31, 2008, ResCap has $28.8 billion, or 98%, of its secured committed capacity maturing. In the three months ended March 31, 2008, the combination of reduced credit commitments and lower effective advance rates resulted in a substantial reduction of secured liquidity.

In ResCap’s efforts to address its near-term liquidity situation and capital structure, and to generally reduce its financial risk, ResCap has undertaken a plan, which includes: the debt tender and exchange offers previously announced; a proposed $3.5 billion secured credit facility between GMAC and ResCap; amendments to substantially all of its secured bilateral facilities unrelated to GMAC Bank that would extend the maturities of such facilities and eliminate or modify the tangible net worth covenant contained in such facilities; the contribution to ResCap by GMAC of approximately $350 million principal amount of outstanding ResCap notes held by GMAC in exchange for additional ResCap preferred units; and approximately $150 million in additional borrowings under existing secured facilities between GMAC and ResCap, the availability of which is subject to ResCap meeting certain conditions. Even if ResCap is successful in implementing all of the actions described above, satisfying its liquidity needs and complying with any anticipated covenants to be included in ResCap’s new debt agreements requiring maintenance of minimum cash balances may require ResCap to consummate in the near-term certain asset sales or other capital generating actions over and above ResCap’s normal mortgage finance activities to provide additional cash of approximately $600 million by June 30, 2008. This additional cash required is solely an estimate based upon internal monthly cash forecasts targeting sufficient cash surpluses to prudently operate ResCap’s business and remain in excess of its anticipated cash covenants.

If any of the components of ResCap’s plan are unsuccessful and its liquidity position does not otherwise improve, there is a material risk that ResCap will be unable to meet certain of its obligations as they come due, and meet certain financial covenants in its credit facilities, and ResCap will be in a negative liquidity position in June 2008.

Moreover, even if ResCap is successful in implementing all of the actions described above, ResCap’s ability to satisfy its liquidity needs and comply with any covenants included in its debt agreements requiring maintenance of minimum cash balances may be affected by additional factors and events (such as interest rate fluctuations and margin calls) that increase ResCap’s cash needs making it unable to independently satisfy its near-term liquidity requirements.

GMAC’s business requires substantial capital, and if it is unable to maintain adequate financing sources, its profitability and financial condition will suffer and jeopardize its ability to continue operations.

GMAC’s liquidity and ongoing profitability are, in large part, dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. GMAC depends and will continue to depend on its ability to access diversified funding alternatives to meet future cash flow requirements and to continue to fund its operations. Negative credit events specific to GMAC or to us, or other events affecting the overall debt markets have adversely impacted GMAC’s funding sources, and continued or additional negative events could further adversely impact its funding sources, especially over the long-term.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ResCap’s liquidity has been significantly impaired, and may be further impaired, due to circumstances beyond GMAC’s control, such as adverse changes in the economy and general market conditions. Continued deterioration in ResCap’s business performance could limit, and recent reductions in ResCap’s credit ratings have limited, ResCap’s ability to access the capital markets on favorable terms. During recent volatile times in the capital and secondary markets, especially since August 2007, access to aggregation and other forms of financing, as well as access to securitization and secondary markets for the sale of ResCap’s loans, has been severely constricted. Furthermore, ResCap’s access to capital has been impacted by changes in the market value of its mortgage products and the willingness of market participants to provide liquidity for such products.

ResCap’s liquidity may also be adversely affected by margin calls under certain of its secured credit facilities that are dependent in part on the lenders’ valuation of the collateral securing the financing. Each of these credit facilities allows the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market values. If a lender determines that the value of the collateral has decreased, it may initiate a margin call requiring ResCap to post additional collateral to cover the decrease. When ResCap is subject to such a margin call, it must provide the lender with additional collateral or repay a portion of the outstanding borrowings with minimal notice. Any such margin call could harm ResCap’s liquidity, results of operation, financial condition and business prospects. Additionally, in order to obtain cash to satisfy a margin call, ResCap may be required to liquidate assets at a disadvantageous time, which could cause it to incur further losses and adversely affect its results of operations and financial condition. Furthermore, continued volatility in the capital markets has made determination of collateral values uncertain compared to historical experience, and many of ResCap’s lenders are taking a much more conservative approach to valuations. As a result, the frequency and magnitude of margin calls has increased, and GMAC expects both to remain high compared to historical experience for the foreseeable future.

Recent developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to nonprime assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products. As a result, ResCap’s liquidity has been and will continue to be negatively impacted by margin calls and changes to advance rates on its secured facilities. One consequence of this funding reduction is that ResCap may decide to retain interests in securitized mortgage pools that in other circumstances it would sell to investors, and ResCap will have to secure additional financing for these retained interests. If ResCap is unable to secure sufficient financing for them, or if there is further general deterioration of liquidity for mortgage products, it will adversely impact ResCap’s business. In addition, a number of ResCap’s financing facilities have relatively short terms, typically one year or less, and a number of facilities are scheduled to mature during 2008. Additionally, ResCap has $4.3 billion of unsecured long-term debt maturing in 2008, which includes $2.3 billion of senior unsecured notes. Though ResCap has generally been able to renew maturing facilities when needed to fund its operations, in recent months counterparties have often negotiated more conservative terms. Such terms have included, among other things, shorter maturities upon renewal, lower overall borrowing limits, lower ratios of funding to collateral value for secured facilities and higher borrowing costs. Facilities that were extended were generally for shorter terms than ResCap previously has experienced. There can be no assurance that ResCap will be able to renew other maturing credit facilities on favorable terms, or at all.

Current conditions in the residential mortgage market and housing markets may continue to adversely affect GMAC’s earnings and financial condition.

Recently, the residential mortgage market in the United States and Europe has experienced a variety of difficulties and changed economic conditions that adversely affected ResCap’s earnings and financial condition in 2007 and through the three months ended March 31, 2008. Delinquencies and losses with respect to ResCap’s nonprime mortgage loans increased significantly and may continue to increase. Housing prices in many parts of the United States and the United Kingdom have also declined or stopped appreciating, after extended periods of significant appreciation. In addition, the liquidity provided to the mortgage sector has recently been significantly reduced. This liquidity reduction combined with ResCap’s decision to reduce its exposure to the nonprime mortgage market caused ResCap’s nonprime mortgage production to decline, and such declines may continue. Similar trends are emerging beyond the nonprime sector, especially at the lower end of the prime credit quality scale, and may have a similar effect on ResCap’s related liquidity needs and businesses in the United States and Europe. These trends have resulted in significant writedowns to ResCap’s mortgage loans held for sale and trading securities portfolios and additions to its allowance for loan losses for mortgage loans held for investment and warehouse lending receivables portfolios. A

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

continuation of these conditions, which GMAC anticipates in the near-term, may continue to adversely affect ResCap’s financial condition and results of operations.

Moreover, the continued deterioration of the U.S. housing market and decline in home prices in 2007 in many U.S. and international markets, along with the expected continued decline in 2008, are likely to result in increased delinquencies or defaults on the mortgage assets ResCap owns and services. Further, loans that were made based on limited credit or income documentation also increase the likelihood of future increases in delinquencies or defaults on mortgage loans. An increase in delinquencies or defaults would result in a higher level of credit losses and credit related expenses, which in turn will reduce ResCap’s revenues and profits. Higher credit losses and credit-related expenses also could adversely affect ResCap’s financial condition.

ResCap’s lending volume is generally related to the rate of growth in U.S. residential mortgage debt outstanding and the size of the U.S. residential mortgage market. Recently, the rate of growth in total U.S. residential mortgage debt outstanding has slowed sharply in response to the reduced activity in the housing market and national declines in home prices. A decline in the rate of growth in mortgage debt outstanding reduces the number of mortgage loans available for ResCap to purchase or securitize, which in turn could lead to a reduction in ResCap’s revenue, profits and business prospects.

Given the recent disruptions and changes in the mortgage market, ResCap faces the need to make significant changes in its business processes and activities. At the same time, ResCap is experiencing losses of staff resources at many levels, as a result of both attrition and its previously announced restructuring. The loss of staff beyond ResCap’s control increases the difficulty it faces in executing these adaptive changes to its business, and those difficulties represent an additional risk to ResCap’s business and operating results.

Recent negative developments in ResCap’s mortgage markets have led ResCap to reduce the number of mortgage products it offers.

As a result of decreased liquidity for a number of mortgage products, including nonprime mortgage products and many products offered through ResCap’s international businesses, ResCap no longer offers those products in the affected markets. In ResCap’s domestic mortgage business, it has shifted the bulk of its loan production to prime mortgage products that conform to the requirements of government-sponsored enterprises. In ResCap’s international business, it generally restricts originations to those products and markets for which liquidity remains available. The products that are currently relatively liquid are generally not as profitable as the broader range of products ResCap has traditionally offered. In addition, in the U.S. and some other markets, a number of competitors offer similar mortgage products, resulting in compression on interest margins and gains on sales. As a result, ResCap’s operations will generally be less profitable than they would be if it were able to offer a more diversified product line.

Certain of GMAC’s owners are subject to a regulatory agreement that may affect its control of GMAC Bank.

On February 1, 2008, Cerberus FIM, LLC, Cerberus FIM Investors LLC and FIM Holdings LLC (collectively, “FIM Entities”), submitted a letter to the FDIC requesting that the FDIC waive certain of the requirements contained in a two-year disposition agreement between each of the FIM Entities and the FDIC. The agreement was entered into in connection with our sale of 51% of the equity interest in GMAC to a consortium of investors led by Cerberus FIM Entities and including wholly-owned subsidiaries of Citigroup Inc., Aozora Bank Ltd. and PNC Financial Services Group, Inc. The sale resulted in a change of control of GMAC Bank, an industrial loan corporation, which required the approval of the FDIC. At the time of the sale, the FDIC had imposed a moratorium on the approval of any applications for deposit insurance or change of control notices. As a condition to granting the application in connection with the change of control of GMAC Bank during the moratorium, the FDIC required each of the FIM Entities to enter into a two-year disposition agreement. As previously disclosed by the FDIC, that agreement requires, among other things, that by no later than November 30, 2008, the FIM Entities complete one of the following actions: (1) become registered with the appropriate federal banking agency as a depository institution holding company pursuant to the Bank Holding Company Act or the Home Owners’ Loan Act; (2) divest control of GMAC Bank to one or more persons or entities other than prohibited transferees; (3) terminate GMAC Bank’s status as an FDIC-insured depository institution; or (4) obtain from the FDIC a waiver of the requirements set forth in this sentence on the ground that applicable law

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

and FDIC policy permit similarly situated companies to acquire control of FDIC-insured industrial banks, provided that no waiver request could be filed prior to January 31, 2008 unless, prior to that date, Congress enacted legislation permitting, or the FDIC by regulation or order authorizes, similarly situated companies to acquire control of FDIC-insured industrial banks after January 31, 2007. GMAC cannot give any assurance that the FDIC will approve the FIM Entities’ waiver request, or, if it is approved, that it will impose no conditions on its retention of GMAC Bank or on its operations. However, it is worth noting that the House of Representatives has passed a bill that would permit the FIM Entities to continue to own GMAC Bank. The Senate Banking Committee has approved a bill that would have the same effect. If the FDIC does not approve the waiver GMAC could be required to sell GMAC Bank or cause it to cease to be insured by the FDIC, or GMAC could be subject to conditions on its retention of GMAC Bank or on its operations in return for the waiver. Requiring GMAC to dispose of GMAC Bank or relinquish deposit insurance would, and imposition of such conditions, might materially adversely affect its access to low cost liquidity and its business and operating results.

* * * * * *

Item 2(C). Purchases of Equity Securities

We made no purchases of our common stock in the three months ended March 31, 2008.

* * * * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 6.	Exhibits

Exhibit
Number		Exhibit Name

10	.a	Form of Restricted Stock Unit Grant made to certain executive officers
10	.b	Form of Performance Contingent Stock Option Award made to certain executive officers
23		Consent of Hamilton, Rabinovitz and Associates
31	.a	Section 302 Certification of the Chief Executive Officer
31	.b	Section 302 Certification of the Chief Financial Officer
32	.a	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.b	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* * * * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS CORPORATION
(Registrant)

By:	/s/ NICK S. CYPRUS
(Nick S. Cyprus, Controller and Chief Accounting Officer)

Date: May 8, 2008

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit
Number		Exhibit Name

10	.a	Form of Restricted Stock Unit Grant made to certain executive officers
10	.b	Form of Performance Contingent Stock Option 2008 Award made to certain executive officers
23		Consent of Hamilton, Rabinovitz and Associates
31	.a	Section 302 Certification of the Chief Executive Officer
31	.b	Section 302 Certification of the Chief Financial Officer
32	.a	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.b	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002