Form 10-Q
period 2008-06-30
GENERAL MOTORS CORP
filed 2008-08-07
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of July 31, 2008, the number of shares outstanding of the Registrant’s common stock was 566,162,606 shares.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales and revenue
Automotive sales	$37,673	$45,783	$79,617	$88,074
Financial services and insurance revenue	483	894	1,028	1,830

Total net sales and revenue	38,156	46,677	80,645	89,904

Costs and expenses
Automotive cost of sales	43,546	41,666	81,698	80,395
Selling, general and administrative expense	3,754	3,293	7,453	6,604
Financial services and insurance expense	579	811	1,075	1,694
Other expenses	2,753	575	3,484	575

Total costs and expenses	50,632	46,345	93,710	89,268

Operating income (loss)	(12,476)	332	(13,065)	636
Equity in income (loss) of GMAC LLC (Note 5)	(1,930)	118	(3,542)	(65)
Automotive and other interest expense	(721)	(681)	(1,495)	(1,480)
Automotive interest income and other non-operating income (expense), net	(231)	682	87	1,203

Income (loss) from continuing operations before income taxes, equity income and minority interests	(15,358)	451	(18,015)	294
Income tax expense (benefit)	308	(320)	961	(381)
Equity income, net of tax	128	170	260	326
Minority interests, net of tax	67	(157)	(6)	(259)

Income (loss) from continuing operations	(15,471)	784	(18,722)	742
Income from discontinued operations, net of tax (Note 3)	—	107	—	211

Net income (loss)	$(15,471)	$891	$(18,722)	$953

Basic earnings (loss) per share:
Continuing operations	$(27.33)	$1.38	$(33.07)	$1.31
Discontinued operations	—	0.19	—	0.37

Total	$(27.33)	$1.57	$(33.07)	$1.68

Weighted average common shares outstanding, basic (millions)	566	566	566	566

Diluted earnings (loss) per share:
Continuing operations	$(27.33)	$1.37	$(33.07)	$1.30
Discontinued operations	—	0.19	—	0.37

Total	$(27.33)	$1.56	$(33.07)	$1.67

Weighted average common shares outstanding, diluted (millions)	566	569	566	569

Cash dividends per share	$0.25	$0.25	$0.50	$0.50

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	June 30,	December 31,	June 30,
	2008	2007	2007
ASSETS
Current Assets
Cash and cash equivalents	$19,356	$24,549	$22,040
Marketable securities	1,150	2,139	1,573

Total cash and marketable securities	20,506	26,688	23,613
Accounts and notes receivable, net	8,946	9,659	10,233
Inventories	17,744	14,939	15,073
Assets held for sale	—	—	683
Equipment on operating leases, net	4,669	5,283	5,889
Other current assets and deferred income taxes	3,576	3,566	12,471

Total current assets	55,441	60,135	67,962
Financing and Insurance Operations Assets
Cash and cash equivalents	198	268	258
Investments in securities	214	215	192
Equipment on operating leases, net	3,804	6,712	9,145
Equity in net assets of GMAC LLC	3,454	7,079	7,555
Other assets	2,807	2,715	2,819

Total Financing and Insurance Operations assets	10,477	16,989	19,969
Non-Current Assets
Equity in net assets of nonconsolidated affiliates	2,367	1,919	2,000
Property, net	44,038	43,017	41,404
Goodwill and intangible assets, net	1,070	1,066	973
Deferred income taxes	1,014	2,116	32,449
Prepaid pension	17,991	20,175	18,305
Other assets	3,648	3,466	3,577

Total non-current assets	70,128	71,759	98,708

Total Assets	$136,046	$148,883	$186,639

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (principally trade)	$30,097	$29,439	$30,742
Short-term borrowings and current portion of long-term debt	8,008	6,047	5,150
Liabilities related to assets held for sale	—	—	526
Accrued expenses	37,373	34,822	34,621

Total current liabilities	75,478	70,308	71,039
Financing and Insurance Operations Liabilities
Debt	2,753	4,908	7,133
Other liabilities and deferred income taxes	884	905	855

Total Financing and Insurance Operations liabilities	3,637	5,813	7,988
Non-Current Liabilities
Long-term debt	32,450	33,384	34,134
Postretirement benefits other than pensions	47,476	47,375	48,353
Pensions	11,774	11,381	11,654
Other liabilities and deferred income taxes	20,825	16,102	15,972

Total non-current liabilities	112,525	108,242	110,113

Total liabilities	191,640	184,363	189,140
Commitments and contingencies (Note 9)
Minority interests	1,376	1,614	1,268
Stockholders’ Deficit
Preferred stock, no par value, 6,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $1 2/3 par value (2,000,000,000 shares authorized, 756,637,541 and 566,162,598 shares issued and outstanding as of June 30, 2008, respectively, 756,637,541 and 566,059,249 shares issued and outstanding as of December 31, 2007, respectively, and 756,637,541 and 565,864,695 shares issued and outstanding as of June 30, 2007, respectively)	944	943	943
Capital surplus (principally additional paid-in capital)	15,335	15,319	15,255
Retained earnings (accumulated deficit)	(58,470)	(39,392)	577
Accumulated other comprehensive loss	(14,779)	(13,964)	(20,544)

Total stockholders’ deficit	(56,970)	(37,094)	(3,769)

Total Liabilities, Minority Interests and Stockholders’ Deficit	$136,046	$148,883	$186,639

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Dollars and shares in millions)
(Unaudited)

						Accumulated
					Retained	Other
	Shares of			Comprehensive	Earnings	Comprehensive	Total
	Common	Common	Capital	Income	(Accumulated	Income	Stockholders’
	Stock	Stock	Surplus	(Loss)	Deficit)	(Loss)	Deficit

Balance December 31, 2006	566	$943	$15,336		$195	$(22,126)	$(5,652)
Net income	—	—	—	$953	953	—	953
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	357	—	—	—
Unrealized gain on derivatives	—	—	—	42	—	—	—
Unrealized loss on securities	—	—	—	(3)	—	—	—
Defined benefit plans:
Net prior service costs	—	—	—	(415)	—	—	—
Net actuarial gain	—	—	—	446	—	—	—
Net transition asset / obligation	—	—	—	2	—	—	—

Other comprehensive income	—	—	—	429	—	429	429

Comprehensive income				$1,382

Effects of accounting change regarding pension plan and OPEB measurement-dates pursuant to SFAS No. 158, net of tax	—	—	—		(425)	1,153	728
Cumulative effect of a change in accounting principle — adoption of FIN No. 48	—	—	—		137	—	137
Stock options	—	—	18		—	—	18
Cash dividends paid	—	—	—		(283)	—	(283)
Purchase of convertible note hedge	—	—	(99)		—	—	(99)

Balance June 30, 2007 — as restated	566	$943	$15,255		$577	$(20,544)	$(3,769)

Balance December 31, 2007	566	$943	$15,319		$(39,392)	$(13,964)	$(37,094)
Net loss	—	—	—	$(18,722)	(18,722)	—	(18,722)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	13	—	—	—
Unrealized loss on derivatives	—	—	—	(305)	—	—	—
Unrealized loss on securities	—	—	—	(170)	—	—	—
Defined benefit plans:
Net prior service costs	—	—	—	160	—	—	—
Net actuarial loss	—	—	—	(515)	—	—	—
Net transition asset / obligation	—	—	—	2	—	—	—

Other comprehensive loss	—	—	—	(815)	—	(815)	(815)

Comprehensive loss				$(19,537)

Effects of GMAC LLC adoption of SFAS No. 157 and No. 159 (Note 5)	—	—	—		(76)	—	(76)
Stock options and other	—	1	16		3	—	20
Cash dividends paid	—	—	—		(283)	—	(283)

Balance June 30, 2008	566	$944	$15,335		$(58,470)	$(14,779)	$(56,970)

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Net cash provided by (used in) continuing operating activities	$(2,188)	$4,027
Cash provided by discontinued operating activities	—	240

Net cash provided by (used in) operating activities	(2,188)	4,267
Cash flows from investing activities
Expenditures for property	(4,125)	(2,884)
Investments in marketable securities, acquisitions	(2,172)	(5,971)
Investments in marketable securities, liquidations	3,141	4,532
Capital contribution to GMAC LLC	—	(1,022)
Operating leases, liquidations	1,863	1,613
Other	(259)	(111)

Net cash used in continuing investing activities	(1,552)	(3,843)
Cash used in discontinued investing activities	—	(13)

Net cash used in investing activities	(1,552)	(3,856)
Cash flows from financing activities
Net decrease in short-term borrowings	(1,592)	(2,562)
Borrowings of long-term debt	929	1,572
Payments made on long-term debt	(806)	(1,132)
Cash dividends paid to stockholders	(283)	(283)

Net cash used in continuing financing activities	(1,752)	(2,405)
Cash used in discontinued financing activities	—	—

Net cash used in financing activities	(1,752)	(2,405)
Effect of exchange rate changes on cash and cash equivalents	229	169

Net decrease in cash and cash equivalents	(5,263)	(1,825)
Cash and cash equivalents at beginning of the period	24,817	24,123

Cash and cash equivalents at end of the period	$19,554	$22,298

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

Change in Presentation of Financial Statements

Prior period results have been reclassified for the retroactive effect of discontinued operations. Refer to Note 3. In the quarter ended June 30, 2008, we reclassified amounts related to a vehicle assembly agreement from Automotive cost of sales to Automotive sales to more appropriately report the arrangement on a net basis. Certain reclassifications have been made to the 2007 financial information to conform it to the current period presentation.

Change in Accounting Principles

Fair Value Measurements

On January 1, 2008 we adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157), which provides a consistent definition of fair value that focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. SFAS No. 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the observability of inputs to the valuation of an asset or liability at the measurement date. The standard also requires that a company consider its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. In February 2008 the Financial Accounting Standards Board (FASB) approved FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Statement No. 157” (FSP No. 157-2), that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP No. 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. SFAS No. 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 are applied prospectively. We have decided to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The effect of our adoption of SFAS No. 157 on January 1, 2008 was not material and no adjustment to Accumulated deficit was required. Refer to Note 11 for more information regarding the impact of our adoption of SFAS No. 157 with respect to financial assets and liabilities.

The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115

On January 1, 2008 we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115” (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. SFAS No. 159 also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. We have not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value. Therefore, the adoption of this standard has had no impact on our financial condition and results of operations.

Accounting for Uncertainty in Income Taxes

On January 1, 2007 we adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48), which supplements SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN No. 48 requires that the tax effect(s) of a position be recognized only if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting date. The more likely than not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more likely than not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized. The more likely than not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN No. 48, companies are required to adjust their financial statements to reflect only those tax positions that are more likely than not to be sustained. We adopted FIN No. 48 as of January 1, 2007, and recorded a decrease to Accumulated deficit of $137 million as a cumulative effect of a change in accounting principle with a corresponding decrease to the liability for uncertain tax positions.

Accounting for Nonrefundable Payments for Goods or Services to Be Used in Future Research and Development Activities

In June 2007 the FASB ratified Emerging Issues Task Force (EITF) No. 07-3, “Accounting for Nonrefundable Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF No. 07-3), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or the related services are performed. EITF No. 07-3 is effective for new arrangements on a prospective basis for fiscal years beginning after December 15, 2007. The adoption of this guidance did not have a material effect on our financial condition and results of operations.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007 the FASB ratified EITF No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF No. 06-11), which requires entities to record to additional paid-in capital the tax benefits on dividends or dividend equivalents that are charged to accumulated deficit for certain share-based awards. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of nonvested equity shares and nonvested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in capital surplus should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF No. 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of this guidance did not have a material effect on our financial condition and results of operations.

Accounting Standards Not Yet Adopted

Business Combinations

In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), which retained the underlying concepts under existing standards in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. SFAS No. 141(R) will require that: (1) for all business combinations, the acquirer records all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain pre-acquisition contingent assets and liabilities acquired be recognized at their fair values on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; (4) acquisition-related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5) in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be re-measured to their acquisition-date fair values, with any gain or loss recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this statement should also apply the provisions of SFAS No. 141(R). Once effective, this standard will be applied to all future business combinations.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (SFAS No. 160), which amends Accounting Research Bulletin (ARB) No. 51 “Consolidated Financial Statements” (ARB No. 51) to establish new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Also, SFAS No. 160 requires that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (2) losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interests be treated as equity transactions if control is maintained; (4) upon a loss of control, any gain or loss on the interest sold be recognized in earnings; and (5) the noncontrolling interest’s share be recorded at the fair value of net assets acquired, plus its share of goodwill. SFAS No. 160 is effective on a prospective basis for all fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. We are currently evaluating the effects that SFAS No. 160 will have on our financial condition and results of operations.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (SFAS No. 161), that expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). SFAS No. 161 requires additional disclosures regarding: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In addition, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives described in the context of an entity’s risk exposures, quantitative disclosures about the location and fair value of derivative instruments and associated gains and losses, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods within these fiscal years, beginning after November 15, 2008.

Accounting for Convertible Debt Instruments

In May 2008 the FASB ratified FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (FSP No. APB 14-1), which requires issuers of convertible debt securities within its scope to separate these securities into a debt component and into an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. FSP No. APB 14-1 will require that convertible debt within its scope reflect an entity’s nonconvertible debt borrowing rate when interest expense is recognized. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. We estimate that upon adoption, interest expense will increase for all periods presented with fiscal year 2009 pre-tax interest expense increasing by approximately $125 million based on our current level of indebtedness.

Participating Share-Based Payment Awards

In June 2008 the FASB ratified FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP No. EITF 03-6-1), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share” (SFAS No. 128). FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. We are currently evaluating the effects, if any that FSP No. EITF 03-6-1 may have on earnings per share.

Determination of Whether an Equity-Linked Financial Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock

In June 2008 the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF No. 07-5), which requires that an instrument’s contingent exercise provisions are analyzed first based upon EITF No. 01-6, “The Meaning of ‘Indexed to a Company’s Own Stock’ ” (EITF No. 01-6). If this evaluation does not preclude consideration of an instrument as indexed to its own stock, the instrument’s settlement provisions are then analyzed. An instrument is considered indexed to an entity’s own stock if its settlement amount will equal the difference between the fair value of a fixed number of the entity’s equity shares and a fixed amount of cash or another financial asset. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with recognition of a cumulative effect of change in accounting principle for all instruments existing at

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the effective date to the balance of retained earnings. We are currently evaluating the effects, if any, that EITF No. 07-5 may have on our financial condition and results of operations.

Accounting for Collaborative Arrangements

In December 2007 the FASB ratified EITF No. 07-1, “Accounting for Collaborative Arrangements” (EITF No. 07-1), which requires revenue generated and costs incurred by the parties in the collaborative arrangement be reported in the appropriate line in each company’s financial statements pursuant to the guidance in EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF No. 99-19) and not account for such arrangements using the equity method of accounting. EITF No. 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, and the amount and income statement classification of collaboration transactions between the parties. EITF No. 07-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively (if practicable) to all prior periods presented for all collaborative arrangements existing as of the effective date. We are currently evaluating the effects, if any, that EITF No. 07-1 may have on the presentation and classification of these activities in our consolidated financial statements.

Accounting, by Lessees, for Nonrefundable Maintenance Deposits

In June 2008 the FASB ratified EITF No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (EITF No. 08-3), which specifies that nonrefundable maintenance deposits that are contractually and substantively related to maintenance of leased assets are to be accounted for as deposit assets. EITF No. 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, with recognition of a cumulative effect of change in accounting principle to the opening balance of retained earnings for the first year presented. We are currently evaluating the effects, if any, that EITF No. 08-3 may have on our financial condition and results of operations.

Note 3. Divesture of Business

Sale of Allison Transmission Business

In August 2007, we completed the sale of the commercial and military operations of our Allison Transmission (Allison) business. The results of operations and cash flows of Allison have been reported in our condensed consolidated financial statements as discontinued operations in the quarter and year to date period ended June 30, 2007. Historically, Allison was reported within GMNA.

The following table summarizes the results of discontinued operations:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
	(Dollars in millions)

Net sales	$518	$1,061
Operating income from discontinued operations	$171	$336
Income tax provision	$62	$123
Income from discontinued operations, net of tax	$107	$211

As part of the transaction, we entered into an agreement with the buyers of Allison whereby we may provide the new parent company of Allison with contingent financing of up to $100 million. Such financing would be made available if, during a defined period of time, Allison was not in compliance with its financial maintenance covenant under a separate credit agreement. Our financing would be contingent on the stockholders of the new parent company of Allison committing to provide an equivalent amount of funding to Allison, either in the form of equity or a loan, and, if a loan, such loan would be granted on the same terms as our loan to the new parent company of Allison. At June 30, 2008 we have not provided financing pursuant to

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

this agreement. This commitment expires on December 31, 2010. Additionally, both parties have entered into non-compete arrangements for a term of 10 years in the United States and for a term of five years in Europe.

Note 4. Inventories

Inventories are comprised of the following:

	June 30,	December 31,	June 30,
	2008	2007	2007
	(Dollars in millions)

Productive material, work in process and supplies	$7,235	$6,267	$5,707
Finished product, including service parts	11,969	10,095	10,820

Total inventories at FIFO	19,204	16,362	16,527
Less LIFO allowance	(1,460)	(1,423)	(1,454)

Total automotive inventories	17,744	14,939	15,073
FIO off-lease vehicles, included in FIO Other assets	325	254	240

Total inventories	$18,069	$15,193	$15,313

Note 5. Investment in Nonconsolidated Affiliates

Information regarding our share of net income (loss) for our nonconsolidated affiliates is included in the table below:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)

GMAC	$(1,204)	$118	$(1,506)	$(65)
GMAC Common Membership Interests impairments	(726)	—	(2,036)	—
Shanghai General Motors Co., Ltd and SAIC-GM-Wuling Automobile Co., Ltd.	87	117	203	233
Others	41	53	57	93

Total	$(1,802)	$288	$(3,282)	$261

Summarized financial information of GMAC is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)

Condensed Consolidated Statements of Operations:
Total financing revenue	$4,822	$5,316	$9,754	$10,613
Depreciation expense on operating lease assets	$1,401	$1,173	$2,797	$2,255
Interest expense	$2,869	$3,735	$6,048	$7,407
Income (loss) before income tax expense	$(2,309)	$452	$(2,879)	$297
Income tax expense	$173	$159	$192	$309
Net income (loss)	$(2,482)	$293	$(3,071)	$(12)
Net income (loss) available to members	$(2,456)	$240	$(3,071)	$(116)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30,	December 31,	June 30,
	2008	2007	2007
	(Dollars in millions)

Condensed Consolidated Balance Sheets:
Loans held for sale	$12,942	$20,559	$20,268
Finance receivables and loans, net	$117,343	$124,759	$162,192
Investment in operating leases, net	$32,810	$32,348	$28,893
Other assets	$28,510	$28,255	$25,076
Total assets	$227,692	$248,939	$279,278
Total debt	$173,489	$193,148	$224,454
Accrued expenses, deposit and other liabilities	$30,261	$28,713	$25,238
Total liabilities	$215,376	$233,374	$261,465
Redeemable preferred membership interests	$—	$—	$2,226
Preferred interests	$1,052	$1,052	$—
Total equity	$12,316	$15,565	$15,587

Information related to our Preferred and Common Membership Interests in GMAC is as follows:

	June 30,	December 31,	June 30,
	2008	2007	2007
	(Dollars in millions)

Preferred Membership Interests (shares)	1,021,764	1,021,764	1,555,000
Percentage ownership of Preferred Membership Interests issued and outstanding	100%	100%	74%
Carrying value of Preferred Membership Interests	$294	$1,046	$1,596
Carrying value of Common Membership Interests	$3,454	$7,079	$7,555

In the quarters ended March 31 and June 30, 2008, we determined that our investments in GMAC Common and Preferred Membership Interests were impaired and that such impairments were other than temporary. Accordingly, we recorded impairment charges of $726 million and $2.0 billion in the quarter and year to date period ended June 30, 2008 in Equity in loss of GMAC LLC to reduce the carrying value of our investment in GMAC Common Membership Interests to its estimated fair value of $3.5 billion after considering the impact of recording our share of GMAC’s results in the quarter and year to date period ended June 30, 2008. We also recorded impairment charges of $608 million and $750 million in the quarter and year to date period ended June 30, 2008, respectively, in Automotive interest income and other non-operating income (expense), net to reduce the carrying value of our investment in Preferred Membership Interests to its estimated fair value of $294 million at June 30, 2008. Our measurements of fair value were determined in accordance with SFAS No. 157 utilizing Level 3 inputs of the fair value hierarchy established in SFAS No. 157. Refer to Note 11 for further information on the specific valuation methodology.

In the quarter ended June 30, 2008, GMAC elected not to pay a quarterly dividend related to our Preferred Membership Interests. We accrued dividends of $38 million and $77 million for the quarter and year to date period ended June 30, 2007, respectively, related to our Preferred Membership Interests.

On January 1, 2008, GMAC adopted SFAS No. 157 and No. 159. As a result of their adoption of SFAS No. 157, GMAC recorded an adjustment to retained earnings related to the recognition of day-one gains on purchased mortgage servicing rights and certain residential loan commitments. As a result of their adoption of SFAS No. 159, GMAC elected to measure, at fair value, certain financial assets and liabilities including certain collateralized debt obligations and certain mortgage loans held for investment in financing securitization structures. As a result, we reduced our Equity in net assets of GMAC LLC and increased our Accumulated deficit by $76 million in the year to date period ended June 30, 2008 reflecting our proportional share of the cumulative effect of GMAC’s adoption of SFAS No. 157 and No. 159.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Refer to Note 16 for a description of the related party transactions with GMAC.

Electro-Motive Diesel, Inc.

In April 2008, we converted a note receivable with a basis of $37 million, which resulted from the sale of our Electro-Motive Division in April 2005, for a 30% common equity interest in Electro-Motive Diesel, Inc. the successor company (EMD). We subsequently sold our common equity interest in EMD for $80 million in cash and a note receivable of $7 million, due in December 2008. We recognized a gain on the sale of our common equity interest of $50 million, which is recorded in Automotive interest income and other non-operating income (expense), net.

Note 6. Depreciation and Amortization

Depreciation and amortization, including asset impairment charges, included in Automotive cost of sales, Selling, general and administrative expense, and Financial services and insurance expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)

Automotive
Depreciation and impairment	$1,179	$1,219	$2,405	$2,464
Amortization and impairment of special tools	827	850	1,599	1,570
Amortization of intangible assets	20	18	40	35

Total	2,026	2,087	4,044	4,069

Financing and Insurance Operations
Depreciation and impairment	285	334	496	713

Total consolidated depreciation and amortization	$2,311	$2,421	$4,540	$4,782

Note 7. Product Warranty Liability

Activity for policy, product warranty, recall campaigns and certified used vehicle warranty liabilities is as follows:

	Six Months	Year	Six Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30,
	2008	2007	2007
	(Dollars in millions)

Beginning balance	$9,615	$9,064	$9,064
Increase in liability (warranties issued during period)	2,126	5,135	2,592
Payments	(2,594)	(4,539)	(2,240)
Adjustments to liability (pre-existing warranties)	268	(165)	(95)
Effect of foreign currency translation	71	223	142
Liabilities transferred in the sale of Allison (Note 3)	—	(103)	(103)

Ending balance	$9,486	$9,615	$9,360

We review and adjust these estimates on a regular basis based on the differences between actual experience and historical estimates or other available information.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. Pensions and Other Postretirement Benefits

Adoption of SFAS No. 158

We recognize the funded status of our benefit plans in accordance with the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158). Additionally, we elected to early adopt the measurement date provisions of SFAS No. 158 at January 1, 2007. Those provisions require the measurement date for plan assets and obligations to coincide with the sponsor’s year end. Using the “two-measurement” approach for those defined benefit plans where the measurement date was not historically consistent with our year end, we recorded an increase to Accumulated deficit of $782 million, $425 million after-tax, representing the net periodic benefit cost for the period between the measurement date utilized in 2006 and the beginning of 2007, which previously would have been recorded in the quarter ended March 31, 2007 on a delayed basis. We also performed a measurement at January 1, 2007 for those benefit plans whose previous measurement dates were not historically consistent with our year end. As a result of the January 1, 2007 measurement, we recorded a decrease to Accumulated other comprehensive loss of $2.3 billion, $1.5 billion after-tax, representing other changes in the fair value of the plan assets and the benefit obligations for the period between the measurement date utilized in 2006 and January 1, 2007. These amounts are offset partially by an immaterial adjustment of $390 million, $250 million after-tax, to correct certain demographic information used in determining the amount of the cumulative effect of a change in accounting principle reported at December 31, 2006 to adopt the recognition provisions of SFAS No. 158.

The components of pension and other postemployment benefits (OPEB) net periodic expense (income) for the quarter and the year to date period ended June 30, 2008 are as follows:

	U.S. Plans		Non-U.S. Plans		U.S. Other		Non-U.S.
	Pension Benefits		Pension Benefits		Benefits		Other Benefits
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	(Dollars in millions)
Components of (income) expense
Service cost	$140	$160	$97	$110	$71	$93	$9	$11
Interest cost	1,303	1,216	313	266	919	901	59	48
Expected return on plan assets	(2,054)	(1,986)	(244)	(229)	(341)	(350)	—	—
Amortization of prior service cost (credit)	198	130	350	7	(466)	(461)	(26)	(21)
Amortization of transition obligation	—	—	2	—	—	—	—	—
Recognized net actuarial loss	62	211	70	86	187	339	30	30
Curtailments, settlements and other	3,049	—	216	20	(36)	1	—	—
Divestiture of Allison	—	(5)	—	—	—	(2)	—	—

Net (income) expense from continuing operations	$2,698	$(274)	$804	$260	$334	$521	$72	$68

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	U.S. Plans		Non-U.S. Plans		U.S. Other		Non-U.S.
	Pension Benefits		Pension Benefits		Benefits		Other Benefits
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	(Dollars in millions)
Components of (income) expense
Service cost	$290	$320	$202	$229	$145	$186	$18	$21
Interest cost	2,595	2,431	633	521	1,833	1,803	119	94
Expected return on plan assets	(4,114)	(3,972)	(496)	(447)	(685)	(700)	—	—
Amortization of prior service cost (credit)	408	259	359	14	(931)	(922)	(50)	(41)
Amortization of transition obligation	—	—	4	—	—	—	—	—
Recognized net actuarial loss	128	422	139	168	374	678	57	57
Curtailments, settlements and other	3,266	2	221	41	(32)	1	—	—
Divestiture of Allison	—	(10)	—	—	—	(5)	—	—

Net (income) expense from continuing operations	$2,573	$(548)	$1,062	$526	$704	$1,041	$144	$131

As a result of the Allison divestiture discussed in Note 3, we recorded an adjustment to the unamortized prior service cost of our U.S. hourly and salaried pension plans of $18 million and our U.S. hourly and salaried OPEB plans of $223 million in the quarter ended September 30, 2007. Those adjustments were included in the determination of the gain recognized on the sale of Allison. The net periodic pension and OPEB expenses related to Allison were reported as a component of discontinued operations. All such amounts related to Allison are reflected in the tables above, and the effects of those amounts are shown as an adjustment to arrive at net periodic pension and OPEB expense (income) from continuing operations.

Settlement Agreement

In October 2007, we signed a Memorandum of Understanding — Post-Retirement Medical Care (Retiree MOU) with the International Union, United Automotive, Aerospace and Agricultural Implement Workers of America (UAW), now superseded by the settlement agreement entered into in February 2008 (Settlement Agreement). The Settlement Agreement provides that responsibility for providing retiree health care will permanently shift from us to a new retiree plan funded by a new independent Voluntary Employee Beneficiary Association trust (New VEBA). The United States District Court for the Eastern District of Michigan certified the class and granted preliminary approval of the Settlement Agreement and we mailed notices to the class in March 2008. The fairness hearing was held on June 3, 2008 and on July 31, 2008 the court approved the Settlement Agreement. All appeals, if any, are expected to be exhausted no later than January 1, 2010.

When fully implemented, the Settlement Agreement will cap our payment for retiree healthcare obligations to UAW associated employees, retirees and dependents as defined in the Settlement Agreement; will supersede and replace the 2005 UAW Health Care Settlement Agreement, as discussed in our 2007 10-K; and will transfer responsibility for administering retiree healthcare benefits for these individuals to a new retiree health care plan (the New Plan) to be established and funded by the New VEBA. Before it can become effective, the Settlement Agreement is subject to the exhaustion of any appeals of the July 31, 2008 court approval and the completion of discussions between us and the SEC regarding whether the accounting treatment for the transactions contemplated by the Settlement Agreement is on a basis we find to be reasonably satisfactory. In light of these contingencies, no recognition of the Settlement Agreement has been made in these condensed consolidated financial statements. The Settlement Agreement provides that on the later of January 1, 2010, or final court approval of the Settlement Agreement including the expiration of all appeals (Final Settlement Date), we will transfer our obligations to provide covered UAW employees with postretirement medical benefits to the New Plan.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In accordance with the Settlement Agreement, effective January 1, 2008 for bookkeeping purposes only, we divided the existing internal VEBA into two bookkeeping accounts. One account consists of the percentage of the existing internal VEBA’s assets at January 1, 2008 that is equal to the estimated percentage of our hourly OPEB obligation covered by the existing internal VEBA attributable to non-UAW represented employees and retirees, their eligible spouses, surviving spouses and dependents (Non-UAW Related Account) and had a balance of $1.2 billion. The second account consists of the remaining percentage of the assets in the existing internal VEBA at January 1, 2008 (UAW Related Account) and had a balance of $14.5 billion. No amounts will be withdrawn from the UAW Related Account, including its investment returns, from January 1, 2008 until the transfer of assets to the New VEBA.

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

In February 2008, pursuant to the Settlement Agreement, we issued $4.4 billion principal amount of our 6.75% Series U Convertible Senior Debentures due December 31, 2012 (Convertible Note) to LBK. LBK will hold the Convertible Note until it is transferred to the New VEBA in accordance with the terms of the Settlement Agreement. Interest on the Convertible Note is payable semiannually. In accordance with the Settlement Agreement, LBK would have transferred any interest it receives on the Convertible Note to a temporary asset account we maintain. The funds in the temporary asset account would have been transferred to the New VEBA in accordance with the terms of the Settlement Agreement.

As allowed by the Settlement Agreement and consented to by the Class Counsel, we are deferring approximately $1.7 billion of payments contractually required under the Settlement Agreement to the New VEBA, including interest on the above mentioned Convertible Note which would have been payable to the temporary asset accounts in 2008 and 2009. These payments are deferred until the Final Settlement Date and will be increased by an annual interest factor of 9%.

In conjunction with the issuance of the Convertible Note, we entered into certain cash-settled derivative instruments maturing on June 30, 2011 with LBK that will have the economic effect of reducing the conversion price of the Convertible Note from $40 to $36. These derivative instruments will also entitle us to partially recover the additional economic value provided if our common stock price appreciates to between $63.48 and $70.53 per share by June 30, 2011 and to fully recover the additional economic value provided if our common stock price reaches $70.53 per share or above by June 30, 2011. Pursuant to the Settlement Agreement, LBK will transfer its interests in the derivatives to the New VEBA when the Convertible Note is transferred from LBK to the New VEBA following the Implementation Date.

Because LBK is a wholly-owned consolidated subsidiary, these securities, and the related interest income and expense, have been and will continue to be eliminated in our condensed consolidated financial statements until the Final Settlement Date.

Beginning in 2009, we may be required, under certain circumstances, to contribute an additional $165 million per year, limited to a maximum of an additional 19 payments, to either the temporary asset account or the New VEBA (when established). Such contributions will be required only if annual cash flow projections show that the New VEBA will become insolvent on a rolling 25-year basis. However, the potential $165 million contribution due in 2009 will be deferred until the Final Settlement Date and increased by an annual interest factor of 9%. At any time, we will have the option to prepay all remaining contingent $165 million payments.

Additionally, at the Final Settlement Date, which is expected to be in 2010, we would be required to transfer $7.0 billion, including the deferred amounts discussed above, subject to adjustment, to the New VEBA. Further at that time, we may either transfer an additional $5.6 billion to the New VEBA, subject to adjustment, or we may instead opt to make annual payments of varying amounts between $421 million and $3.3 billion through 2020. At any time after the Final Settlement Date we will have the option to prepay all remaining payments.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2008 Special Attrition Programs and U.S. Facility Idlings

In February 2008 we entered into agreements with the UAW and the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers of America — Communication Workers of America (IUE-CWA) regarding special attrition programs which were intended to further reduce the number of hourly employees. The UAW attrition program (2008 UAW Special Attrition Program) offered to our 74,000 UAW-represented employees consists of wage and benefit packages for normal and voluntary retirements, buyouts or pre-retirement employees with 26 to 29 years of service. In addition to their vested pension benefits, those employees that are retirement eligible will receive a lump sum payment, depending upon job classification, that will be funded from our U.S. hourly pension plan. For those employees not retirement eligible, other buyout options were offered. The terms offered to the 2,300 IUE-CWA represented employees (2008 IUE-CWA Special Attrition Program) are similar to those offered through the 2008 UAW Special Attrition Program. As a result of the 2008 UAW Special Attrition Program and 2008 IUE-CWA Special Attrition Program (2008 Special Attrition Programs), we recognized a curtailment loss on the U.S hourly pension plan under SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), of $2.4 billion (measured at May 31, 2008) due to the significant reduction in the expected aggregate years of future service as a result of the employees accepting the voluntary program. In addition, we recorded $633 million and $800 million of special termination benefits for irrevocable employee acceptances in the quarter and year to date period ended June 30, 2008, respectively. The combined curtailment loss and other special termination benefits in the quarter and year to date period ended June 30, 2008 of $3.0 billion and $3.2 billion, respectively, were recorded in Automotive cost of sales.

In addition to the expenses discussed above, the remeasurement of the U.S. hourly pension plan at May 31, 2008 generated an increase in net periodic pension income of $7 million in the quarter and year to date period ended June 30, 2008, as compared to the amount determined in connection with the December 31, 2007 remeasurement. The U.S. hourly pension plan remeasurement resulted in an increase to the projected benefit obligation (PBO) of $842 million at May 31, 2008, which includes the impact of other previously announced facility idlings in the U.S. as well as changes in certain actuarial assumptions. The discount rate used to determine the PBO at May 31, 2008 was 6.45%. This represents a 15 basis point increase from the 6.30% used at December 31, 2007. This impact is reflected in the tables above.

In anticipation of the possibility of a curtailment as a result of the 2008 UAW Special Attrition Program, we remeasured the UAW hourly medical plan at May 31, 2008. Subsequent to the remeasurement we determined that a curtailment did not occur, however as required by SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions” (SFAS No. 106), we have recorded the effects of the May 31, 2008 remeasurement of the UAW hourly medical plan in our condensed consolidated financial statements. This impact resulted in an immaterial adjustment to accumulated postretirement benefit obligation (APBO) and our net periodic OPEB expense which is reflected in the tables above. As a result of the 2008 Special Attrition Programs a number of smaller OPEB plans were curtailed in accordance with SFAS No. 106. The remeasurements of these plans resulted in a $104 million curtailment gain under SFAS No. 106. In addition we recorded $68 million of special termination benefits and other costs in the quarter and year to date period ended June 30, 2008 related to OPEB plans.

Canada Facility Idlings and Canadian Auto Workers Union Negotiations

In the quarter ended June 30, 2008, we reached an agreement with the Canadian Auto Workers Union (CAW) (2008 CAW Agreement) which resulted in increased pension benefits. Additionally, subsequent to reaching an agreement with the CAW, we announced our plan to cease production at the Oshawa Truck Plant (Oshawa) in Canada due to a decrease in consumer demand for trucks which triggered a curtailment of the Canadian hourly and salaried pension plans (Canadian Pension Plans). Accordingly, we remeasured the Canadian Pension Plans at May 31, 2008 using a discount rate of 6.0%. Also included in the remeasurement were the effects of other previously announced facility idlings as well as changes in certain other actuarial assumptions. The remeasurements resulted in a curtailment loss of $177 million under SFAS No. 88 related to the Canadian Pension Plans and, before foreign exchange effects, an increase to the PBO of $262 million. In addition, we recorded $37 million of contractual termination benefits in the quarter and year to date period ended June 30, 2008.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Prior to the 2008 CAW Agreement, we amortized prior service cost related to our hourly defined benefit pension plan in Canada over the remaining service period for active employees at the time of the amendment, currently estimated to be 10 years. In conjunction with entering into the 2008 CAW Agreement, we evaluated the 2008 CAW Agreement and the relationship with the CAW and determined that the contractual life of the labor agreements is now a better reflection of the period of future economic benefit received from pension plan amendments negotiated as part of our collectively bargained agreement. Therefore, we are amortizing these amounts over a three year period. We recorded $334 million of additional net periodic pension expense in the quarter and year to date period ended June 30, 2008 related to the accelerated recognition of previously unamortized prior service costs related to pension increases in Canada from prior collectively bargained agreements. This additional expense is primarily related to a change in the amortization period of existing prior service costs at the time of the 2008 CAW Agreement. The combined pension related charges of $548 million were recorded in Automotive cost of sales in the quarter and year to date period ended June 30, 2008.

Additionally, we remeasured the Canadian Hourly Retiree Medical Plan on May 31, 2008. The remeasurement reflected the plan amendment in the 2008 CAW Agreement as well as the announced capacity reductions and utilized updated actuarial assumptions, including the discount rate. The remeasurement resulted in an immaterial adjustment to the APBO and to net periodic OPEB expense for the quarter and year to date period ended June 30, 2008.

Legal Services Plans and Restatement of Financial Information

The accompanying condensed consolidated balance sheet and statement of stockholders’ deficit at June 30, 2007 have been restated to correct the accounting for certain benefit plans that provide legal services to hourly employees represented by the UAW, IUE-CWA and the CAW (Legal Services Plans) as discussed in our 2007 10-K. In order to correct the condensed consolidated balance sheet at June 30, 2007, we increased deferred tax assets and OPEB liabilities by $112 million and $323 million, respectively. This resulted in a reduction of $211 million to the previously reported stockholders’ deficit at June 30, 2007. We have not restated the condensed consolidated statements of operations or cash flows for the quarter and year to date period ended June 30, 2007 for this misstatement because we have concluded that the impact is immaterial.

Note 9. Commitments and Contingencies

Commitments

We have provided guarantees related to the residual value of certain operating leases. At June 30, 2008, the maximum potential amount of future undiscounted payments that could be required to be made under these guarantees amounted to $95 million. These guarantees terminate during years ranging from 2008 to 2035. Certain leases contain renewal options. In May 2008, we purchased our headquarters building in Detroit. Prior to the purchase, we were leasing the building under an operating lease and had guaranteed $626 million related to its residual value. The guarantee expired in conjunction with the acquisition.

We have agreements with third parties that guarantee the fulfillment of certain suppliers’ commitments and related obligations. At June 30, 2008, the maximum potential future undiscounted payments that could be required to be made under these guarantees amount to $631 million. Included in this amount is $570 million which relates to a guarantee provided to GMAC in Brazil in connection with dealer floor plan financing. This guarantee is secured by a $653 million certificate of deposit provided by GMAC to which we have title. These guarantees terminate during years ranging from 2008 to 2017, or upon the occurrence of specific events, such as an entity’s cessation of business. We have recorded liabilities totaling $26 million related to these guarantees.

In addition, in some instances, certain assets of the party whose debt or performance is guaranteed may offset, to some degree, the effect of the triggering of the guarantee. The offset of certain payables may also apply to certain guarantees.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We also provide payment guarantees on commercial loans made by GMAC and outstanding with certain third parties, such as dealers or rental car companies. At June 30, 2008, the maximum commercial obligations we guaranteed related to these loans was $132 million. Years of expiration related to these guarantees range from 2008 to 2012. We determined the value ascribed to the guarantees to be insignificant based on the credit worthiness of the third parties.

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

Refer to Note 16 for additional information on guarantees that we provide to GMAC.

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

While we have resolved many of the asbestos-related cases over the years and continue to do so for strategic litigation reasons such as avoiding defense costs and possible exposure to excessive verdicts, we believe that only a small proportion of the claimants has or will develop any asbestos-related physical impairment. Only a small percentage of the claims pending against us allege causation of a disease associated with asbestos exposure. The amount expended on asbestos-related matters in any year depends on the number of claims filed, the amount of pretrial proceedings and the number of trials and settlements during the period.

We record the estimated liability associated with asbestos personal injury claims where the expected loss is both probable and can reasonably be estimated. In the quarter ended December 31, 2007, we retained Hamilton, Rabinovitz & Associates, Inc. (HRA), a firm specializing in estimating asbestos claims to assist us in determining our potential liability for pending and unasserted future asbestos personal injury claims. The analysis relies on and includes the following information and factors:

•	A third party forecast of the projected incidence of malignant asbestos-related disease likely to occur in the general population of individuals occupationally exposed to asbestos;
•	Data concerning claims filed against us and resolved, amounts paid, and the nature of the asbestos-related disease or condition asserted during approximately the last four years (Asbestos Claims Experience);
•	The estimated rate of asbestos-related claims likely to be asserted against us in the future based on our Asbestos Claims Experience and the projected incidence of asbestos-related disease in the general population of individuals occupationally exposed to asbestos;
•	The estimated rate of dismissal of claims by disease type based on our Asbestos Claims Experience; and
•	The estimated indemnity value of the projected claims based on our Asbestos Claims Experience, adjusted for inflation.

We reviewed a number of factors, including the analysis provided by HRA and increased our reserve by $349 million in the quarter ended December 31, 2007 to reflect a reasonable estimate of our probable liability for pending and future asbestos-related claims projected to be asserted over the next ten years, including legal defense costs. We will monitor our actual claims experience for consistency with this estimate and make periodic adjustments as appropriate.

We believe that our analysis was based on the most relevant information available combined with reasonable assumptions, and that we may prudently rely on its conclusions to determine the estimated liability for asbestos-related claims. We note, however, that the analysis is inherently subject to significant uncertainties. The data sources and assumptions used in connection with the analysis may not prove to be reliable predictors with respect to claims asserted against us. Our experience in the recent past includes substantial variation in relevant factors, and a change in any of these assumptions — which include the source of the claiming population, the filing rate and the value of claims — could significantly increase or decrease the estimate. In addition, other external factors such as legislation affecting the format or timing of litigation, the actions of other entities sued in asbestos personal injury actions, the distribution of assets from various trusts established to pay asbestos claims and the outcome of cases litigated to a final verdict could affect the estimate.

At June 30, 2008, December 31, 2007 and June 30, 2007, our liability recorded for asbestos-related matters was $672 million, $637 million and $538 million, respectively. The reserve balance between June 30, 2007 and December 31,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2007 increased primarily as a result of a $349 million increase in the reserve for probable pending and future asbestos claims, as discussed above, which was partially offset by a reduction in the reserve for existing claims of $251 million resulting from fewer claims and lower expenses than previously estimated.

Contingent Matters — Litigation

Various legal actions, governmental investigations, claims and proceedings are pending against us, including a number of shareholder class actions, bondholder class actions, shareholder derivative suits and class actions under the U.S. Employee Retirement Income Security Act of 1974, as amended (ERISA), and other matters arising out of alleged product defects, including asbestos-related claims; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier and other contractual relationships and environmental matters. In certain cases we are the plaintiff or appellant related to these types of matters.

With regard to the litigation matters discussed in the previous paragraph, we have established reserves for matters in which we believe that losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive or other treble damage claims or demands for recall campaigns, incurred but not reported asbestos-related claims, environmental remediation programs or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at June 30, 2008. We believe that we have appropriately accrued for such matters under SFAS No. 5 “Accounting for Contingencies” (SFAS No. 5), or, for matters not requiring accrual, that such matters will not have a material adverse effect on our results of operations or financial position based on information currently available to us. Litigation is inherently unpredictable, however, and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to us with respect to our results of operations in any particular reporting period.

In July 2008 we reached a tentative settlement of the General Motors Securities Litigation suit and recorded a charge of $277 million in the quarter ended June 30, 2008. We believe that a portion of our settlement costs are covered by insurance. We anticipate recording income of approximately $200 million in the third quarter of 2008 associated with insurance-related indemnification proceeds for previously recorded litigation related costs, including the cost incurred to settle the General Motors Securities Litigation suit.

Delphi Corporation

Benefit Guarantee

In 1999, we spun-off Delphi Automotive Systems Corporation (DASC), which became Delphi. Delphi is our largest supplier of automotive systems, components and parts and we are Delphi’s largest customer. At the time of the spin-off, employees of DASC became employees of Delphi. As part of the separation agreements, Delphi assumed the pension and other postretirement benefit obligations for these transferred U.S. hourly employees who retired after October 1, 2000 and we retained pension and other postretirement obligations for U.S. hourly employees who retired on or before October 1, 2000. Additionally at the time of the spin-off, we entered into separate agreements with the UAW, the IUE-CWA and the United Steel Workers (USW) (individually, the UAW, IUE-CWA and USW Benefit Guarantee Agreements and, collectively, the Benefit Guarantee Agreements) providing contingent benefit guarantees whereby we would make payments for certain pension benefits and OPEB to certain former U.S. hourly employees that became employees of Delphi (defined as Covered Employees). Each Benefit Guarantee Agreement contains separate benefit guarantees relating to pension and OPEB obligations, with different triggering events. The UAW, IUE-CWA and USW required through the Benefit Guarantee Agreements that in the event that Delphi or its successor companies ceases doing business or becomes subject to financial distress we could be liable if Delphi fails to provide the corresponding benefits at the required level. The Benefit Guarantee Agreements do not obligate us to guarantee any benefits for Delphi retirees in excess of the corresponding benefits we provide at the time to our own hourly retirees. Accordingly, any reduction in the benefits we provide our hourly retirees reduces our obligation under the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

corresponding benefit guarantee. In turn, Delphi has entered into an agreement (Indemnification Agreement) with us that requires Delphi to indemnify us if we are required to perform under the UAW Benefit Guarantee Agreement. In addition, with respect to pension benefits, our guarantee arises only to the extent that the pension benefits provided by Delphi and the Pension Benefit Guaranty Corporation fall short of the guaranteed amount. The Indemnification Agreement and the UAW Benefit Guarantee Agreements were recently extended until September 30, 2008.

We received notice from Delphi, dated October 8, 2005, that it was more likely than not that we would become obligated to provide benefits pursuant to the Benefit Guarantee Agreements, in connection with its commencement of Chapter 11 proceedings under the U.S. Bankruptcy Code. The notice stated that Delphi was unable to estimate the timing and scope of any benefits we might be required to provide under the Benefit Guarantee Agreements; however, in 2005, we believed it was probable that we had incurred a liability under the Benefit Guarantee Agreements. Also, on October 8, 2005, Delphi filed a petition for Chapter 11 proceedings under the U.S. Bankruptcy Code for itself and many of its U.S. subsidiaries. In June 2007 we entered into a Memorandum of Understanding with Delphi and the UAW (Delphi UAW MOU) which included terms relating to the consensual triggering of the UAW Benefit Guarantee Agreement as well as additional terms relating to Delphi’s restructuring. Under the Delphi UAW MOU we also agreed to pay for certain healthcare costs of Delphi retirees and their beneficiaries in order to provide a level of benefits consistent with those provided to our retirees and their beneficiaries from the Mitigation Plan VEBA, as discussed in our 2007 10-K. We also committed to pay $450 million to settle a UAW claim asserted against Delphi, which the UAW has directed us to pay directly to the GM UAW VEBA trust. Such amount is expected to be amortized to expense over future years. In August 2007, we entered into a Memorandum of Understanding with Delphi and the IUE-CWA (Delphi IUE-CWA MOU), and we entered into two separate Memoranda of Understanding with Delphi and the USW (collectively the USW MOUs). The terms of the Delphi IUE-CWA MOU and the USW MOUs are similar to the Delphi UAW MOU with regard to the consensual triggering of the Benefit Guarantee Agreements.

Delphi-GM Settlement Agreements

We have entered into comprehensive settlement agreements with Delphi (Delphi-GM Settlement Agreements) consisting of a Global Settlement Agreement, as amended (GSA) and a Master Restructuring Agreement, as amended (MRA) that would become effective upon Delphi’s substantial consummation of its Plan of Reorganization (POR) and our receipt of consideration provided for in the POR. The GSA is intended to resolve outstanding issues between Delphi and us that have arisen or may arise before Delphi’s emergence from Chapter 11. The MRA is intended to govern certain aspects of our commercial relationship following Delphi’s emergence from Chapter 11. The more significant items contained in the Delphi-GM Settlement Agreements include our commitment to:

•	Reimburse Delphi for its costs to provide OPEB to certain of Delphi’s hourly retirees from and after January 1, 2007 through the date that Delphi ceases to provide such benefits;
•	Reimburse Delphi for the “normal cost” of credited service in Delphi’s pension plan between January 1, 2007 and the date its pension plans are frozen;
•	Assume $1.5 billion of net pension obligations of Delphi and Delphi providing us a $1.5 billion note receivable;
•	Reimburse Delphi for all retirement incentives and half of the buyout payments made pursuant to the various attrition program provisions and to reimburse certain U.S. hourly buydown payments made to hourly employees of Delphi;
•	Award future product programs to Delphi and provide Delphi with ongoing preferential sourcing for other product programs, with Delphi re-pricing existing and awarded business;
•	Reimburse certain U.S. hourly labor costs incurred to produce systems, components and parts for us from October 1, 2006 through September 14, 2015 at certain U.S. facilities owned or to be divested by Delphi (Labor Cost Subsidy);
•	Reimburse Delphi’s cash flow deficiency attributable to production at certain U.S. facilities that continue to produce systems, components and parts for us until the facilities are either closed or sold by Delphi (Production Cash Burn Support); and
•	Guarantee a minimum recovery of the net working capital that Delphi has invested in certain businesses held for sale.

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

The GSA also resolves all claims in existence as of the effective date of Delphi’s POR that either Delphi or we have or may have against the other. Additionally, the GSA provides that Delphi will pay us: (1) $1.5 billion in a combination of at least $750 million in cash and a second lien note; and (2) $1.0 billion in junior preferred convertible stock at POR value upon Delphi’s substantial consummation of its POR. In February 2008 we informed Delphi that we were prepared to reduce the cash portion of our distributions significantly and accept an equivalent amount of debt in the form of a first or second lien note to help facilitate Delphi’s successful emergence from bankruptcy proceedings. Under Delphi’s POR and as a result of our agreed participation in Delphi’s exit financing, our total recovery would have consisted of $300 million in cash, $2.7 billion in second lien debt and $1.0 billion in junior preferred convertible stock at the POR value. The second lien debt includes $1.5 billion relating to our assumption of $1.5 billion of Delphi net pension obligations. The ultimate value of any consideration is contingent on the fair market value of Delphi’s securities upon emergence from bankruptcy. In the course of discussions since April 2008, it has become clear that based on negotiations with Delphi and other stakeholders the structure and amounts of our distributions would change.

In January 2008, Delphi withdrew its March 2006 motion under the U.S. Bankruptcy Code seeking to reject certain supply contracts with us.

The Bankruptcy Court entered an order on January 25, 2008 confirming Delphi’s POR, including the Delphi-GM Settlement Agreements. On April 4, 2008, Delphi announced that although it had met the conditions required to substantially consummate its POR, including obtaining $6.1 billion in exit financing, Delphi’s plan investors refused to participate in the closing of the transaction contemplated by the POR, which was commenced but not completed because of the plan investors’ position. The current credit markets, the lack of plan investors and the challenges facing the auto industry make it difficult for Delphi to emerge from bankruptcy. As a result, it is unlikely that Delphi will emerge from bankruptcy in the near-term. We believe that Delphi will continue to seek alternative arrangements to emerge from bankruptcy, but there can be no assurance that Delphi will be successful in obtaining any alternative arrangements. The resulting uncertainty could potentially disrupt our ability to plan future production and realize our cost reduction goals, affect our relationship with the UAW, result in our providing additional financial support to Delphi, receive less than the distributions that we expected from the resolution of Delphi’s bankruptcy proceedings, and assume some of Delphi’s obligations to its workforce and retirees.

We continue to work with Delphi and its stakeholders to facilitate Delphi’s efforts to emerge from bankruptcy. As part of this effort, in May 2008, we agreed to advance up to $650 million to Delphi during 2008, which is within the amounts we would have owed under the Delphi-GM Settlement Agreements had Delphi emerged from bankruptcy in April 2008. In August 2008 we agreed to increase the amount we could advance to $950 million during 2008, which is within the amounts we would owe under the Delphi-GM Settlement Agreements if Delphi were to emerge from bankruptcy in December 2008. We will receive an administrative claim for funds we advance to Delphi under this arrangement. We also are discussing with Delphi the possible implementation of the Delphi-GM Settlement Agreements in the near-term.

In the quarter and year to date period ended June 30, 2008, we recorded charges in Other expenses of $2.8 billion and $3.5 billion, respectively, to increase our net liability related to the Benefit Guarantee Agreements, primarily due to expectations of increased obligations and updated estimates reflecting uncertainty around the nature, value and timing of our recoveries upon emergence of Delphi from bankruptcy. In addition, in the quarter ended June 30, 2008, we recorded a charge of $294 million primarily in connection with the Delphi-GM Settlement Agreements in Automotive cost of sales. In the quarter and year to date

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

period ended June 30, 2007, we recorded charges in Other expenses totaling $575 million to increase our estimated liability under the Benefit Guarantee Agreements and Delphi-GM Settlement Agreements. Since 2005, we have recorded total charges of $11.0 billion in Other expenses in connection with the Benefit Guarantee Agreements and Delphi-GM Settlement Agreements which reduces recovery on our bankruptcy claims to $0. These charges are net of consideration we may receive for assumption of Delphi’s net pension obligations. Our commitments under the Delphi-GM Settlement Agreements for the Labor Cost Subsidy and Production Cash Burn Support in the quarter ended June 30, 2008 are included in the $294 million charge and are expected to result in additional expense of between $250 million and $400 million annually in 2009 through 2015, which will be treated as a period cost and expensed as incurred as part of Automotive cost of sales. Due to the uncertainties surrounding Delphi’s ability to emerge from bankruptcy it is reasonably possible that additional losses could arise in the future, but we currently are unable to estimate the amount or range of such losses, if any.

Benefit Guarantees Related to Divested Facilities

We have entered into various guarantees regarding benefits for our former employees at two previously divested facilities that manufacture component parts whose results continue to be included in our consolidated financial statements in accordance with FASB Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities” (FIN No. 46(R)). For these divested facilities, we entered into agreements with both of the purchasers to indemnify, defend and hold each purchaser harmless for any liabilities arising out of the divested facilities and with the UAW guaranteeing certain postretirement health care benefits and payment of postemployment benefits.

In 2007, we recognized favorable adjustments of $44 million related to these facility idlings, in addition to a $38 million curtailment gain with respect to OPEB.

Note 10. Income Taxes

Under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (APB No. 28), we are required to adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate. We are also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year to date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

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

Pursuant to SFAS No. 109, concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling three years of actual and current year anticipated results as our primary measure of our cumulative losses in recent years. However, because a substantial portion of those cumulative losses related to various non-recurring matters and the implementation of our North American Turnaround Plan, we adjusted those three-year cumulative results for the effect of these items. The analysis performed in the quarters ended September 30, 2007 and March 31, 2008 indicated that in the United States, Canada, Germany

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and the United Kingdom, we had cumulative three-year losses on an adjusted basis. In Spain, we anticipate being in a cumulative three-year loss position in the near-term. This is considered significant negative evidence which is objective and verifiable and therefore, difficult to overcome. In addition, as discussed in “Near-Term Market Challenges” our near-term financial outlook in these jurisdictions remains challenging. Accordingly, in the quarter ended September 30, 2007, we concluded that the objectively verifiable negative evidence of our recent historical losses combined with our challenging near-term outlook out-weighed other factors and that it was more likely than not that we would not generate taxable income to realize our net deferred tax assets, in whole or in part in the United States, Canada and Germany. Our three-year adjusted cumulative loss in the United States at June 30, 2008 has increased from that at December 31, 2007; therefore we continue to believe this conclusion is appropriate. As it relates to our assessment in the United States, many factors in our evaluation are not within our control, particularly:

•	The possibility for continued or increasing price competition in the highly competitive U.S. market;
•	Continued high fuel prices and the effect that may have on consumer preferences related to our most profitable products, fullsize pick-up trucks and sport utility vehicles;
•	Uncertainty over the effect on our cost structure from more stringent U.S. fuel economy and global emissions standards which may require us to sell higher volumes of alternative fuel vehicles across our portfolio;
•	Uncertainty as to the future operating results of GMAC; and
•	Acceleration of tax deductions for OPEB liabilities as compared to prior expectations due to changes associated with the Settlement Agreement.

We recorded full valuation allowances against our net deferred tax assets in the United States, Canada and Germany in the quarter ended September 30, 2007 and in Spain and the United Kingdom in the quarter ended March 31, 2008. With regard to the United States, Canada, Germany, Spain and the United Kingdom we continue to believe that full valuation allowances are needed against our net deferred tax assets in these tax jurisdictions.

If, in the future, we generate taxable income in the United States, Canada, Germany, Spain and the United Kingdom on a sustained basis, our conclusion regarding the need for full valuation allowances in these tax jurisdictions could change, resulting in the reversal of some or all of such valuation allowances. If our U.S., Canadian, German, Spanish or United Kingdom operations generate taxable income prior to reaching profitability on a sustained basis, we would reverse a portion of the valuation allowance related to the corresponding realized tax benefit for that period, without changing our conclusions on the need for a full valuation allowance against the remaining net deferred tax assets.

In the quarter ended March 31, 2008 and the year to date period ended June 30, 2008, we recognized income tax expense on Loss from continuing operations before income taxes, equity income and minority interests due to the effect of valuation allowances totaling $379 million recorded against our net deferred tax assets in the United Kingdom of $173 million and Spain of $206 million, which is discussed in more detail below. In the quarter and year to date period ended June 30, 2008 we recognized income tax expense on Loss from continuing operations before income taxes, equity income and minority interests due to the impact of no longer recording tax benefits for losses incurred in the United States, Canada, Germany, Spain, and the United Kingdom, unless offset by pretax income from other than continuing operations, based on the valuation allowances established in the quarters ended September 30, 2007 and March 31, 2008, as disclosed in our 2007 10-K and Quarterly Report on Form 10-Q for the period ended March 31, 2008, respectively.

In the quarter ended March 31, 2008, we determined that it was more likely than not that we would not realize our net deferred tax assets, in whole or in part, in Spain and the United Kingdom and recorded full valuation allowances totaling $379 million against our net deferred tax assets in these tax jurisdictions. The following summarizes the significant changes occurring in the three months ended March 31, 2008, which resulted in our decision to record these full valuation allowances.

In the United Kingdom, we are in a three-year adjusted cumulative loss position and our near-term and mid-term financial outlook for automotive market conditions is more challenging than we believed in the quarter ended December 31, 2007. Our outlook deteriorated based on our projections of the combined effects of the challenging foreign exchange environment and

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

unfavorable commodity prices. Additionally, we have increased our estimate of the potential costs that may arise from the regulatory and tax environment relating to carbon dioxide (CO2) emissions in the European Union, including legislation enacted or announced in 2008.

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

At June 30, 2008 and December 31, 2007, the amount of consolidated gross unrecognized tax benefits before valuation allowances was $2.9 billion and $2.8 billion, respectively, and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $90 million and $68 million, respectively. At June 30, 2007, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $2.6 billion and $1.7 billion, respectively. These amounts consider the guidance in FSP No. 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP No. 48-1). At June 30, 2008, $2.3 billion of the liability for uncertain tax positions is netted against deferred tax assets relating to the same tax jurisdictions. The remainder of the liability for uncertain tax positions is classified as a non-current liability.

We file income tax returns in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. In the U.S., our federal income tax returns for 2001 through 2003 have been reviewed by the Internal Revenue Service, and except for one transfer pricing matter, it is likely that this examination will conclude in 2008. We have submitted requests for Competent Authority assistance on the transfer pricing matter. The Internal Revenue Service is currently reviewing our 2004 through 2006 federal income tax returns. In addition, our previously filed tax returns are currently under review in Argentina, Australia, Belgium, Canada, Ecuador, France, Germany, Greece, India, Indonesia, Italy, Japan, Korea, Mexico, New Zealand, Russia, Spain, Switzerland, Taiwan, Thailand, Turkey, the United Kingdom and Venezuela. Tax audits in Mexico and the United Kingdom concluded during 2008. At June 30, 2008 it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits over the next twelve months.

We have open tax years from primarily 1999 to 2007 with various significant taxing jurisdictions including the U.S., Australia, Canada, Mexico, Germany, the United Kingdom, Korea and Brazil. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. We have recorded a tax benefit only for those positions that meet the more likely than not standard.

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

SFAS No. 157 provides for the following:

•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	Establishes a three-level hierarchy for fair value measurements based upon the observability of inputs to the valuation of an asset or liability at the measurement date;
•	Requires consideration of our nonperformance risk when valuing liabilities; and
•	Expands disclosures about instruments measured at fair value.

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

Securities

We classify our securities within Level 1 of the valuation hierarchy where quoted prices are available in an active market. Level 1 securities include exchange-traded equities. If quoted market prices are not available, we determine the fair values of our securities using pricing models, quoted prices of securities with similar characteristics or discounted cash flow models. These models are primarily industry-standard models that consider various assumptions, including time value and yield curve as well as other relevant economic measures. Examples of such securities, which we would generally classify within Level 2 of the valuation hierarchy, include U.S. government and agency securities, certificates of deposit, commercial paper, and corporate debt securities. In certain cases where there is limited activity or less observability to inputs to the valuation, we classify our securities within Level 3 of the valuation hierarchy. Inputs to the Level 3 security fair value measurements consider various assumptions, including time value, yield curve, prepayment speeds, default rates, loss severity, current market and contractual prices for underlying financial instruments as well as other relevant economic measures. Securities classified within Level 3 include certain mortgage-backed securities, certain corporate debt securities and other securities.

Derivatives

The majority of our derivatives are valued using internal models that use as their basis readily observable market inputs, such as time value, forward interest rates, volatility factors, and current and forward market prices for commodities and foreign exchange rates. We generally classify these instruments within Level 2 of the valuation hierarchy. Such derivatives include interest rate swaps, cross currency swaps, foreign currency derivatives and commodity derivatives. We classify derivative contracts that are valued based upon models with significant unobservable market inputs as Level 3 of the valuation hierarchy. Examples include certain long-dated commodity purchase contracts and interest rate derivatives with notional amounts that fluctuate over time. Models for these fair value measurements include unobservable inputs based on estimated forward rates and prepayment speeds.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the financial instruments measured at fair value on a recurring basis:

	Fair Value Measurements on a Recurring Basis at June 30, 2008
	Level 1	Level 2	Level 3	Total
		(Dollars in millions)

Assets
Securities
Equity	$416	$20	$—	$436
United States government and agency	—	908	—	908
Mortgage-backed	—	—	248	248
Certificates of deposit	—	2,977	—	2,977
Commercial paper	—	5,288	—	5,288
Corporate debt	—	453	—	453
Other	—	2	234	236
Derivatives
Cross currency swaps	—	17	—	17
Interest rate swaps	—	104	6	110
Foreign currency derivatives	—	684	—	684
Commodity derivatives	—	662	341	1,003

Total Assets	$416	$11,115	$829	$12,360

Liabilities
Derivatives
Cross currency swaps	$—	$82	$—	$82
Interest rate swaps	—	—	6	6
Foreign currency derivatives	—	1,930	—	1,930
Commodity derivatives	—	239	—	239

Total Liabilities	$—	$2,251	$6	$2,257

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below include the activity in the balance sheet accounts for financial instruments classified within Level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components which are validated to external sources.

		Level 3 Financial Assets and Liabilities
		Three Months Ended June 30, 2008
	Mortgage-backed	Interest Rate	Commodity	Corporate Debt	Other	Total Net
	Securities(a)	Swaps, net	Derivatives(b)	Securities(a)	Securities(a)	Assets
			(Dollars in millions)

Beginning balance	$283	$—	$354	$51	$221	$909
Total realized/unrealized gains (losses):
Included in earnings	(9)	—	15	—	(12)	(6)
Included in other comprehensive income	6	—	—	—	11	17
Purchases, issuances, and settlements	(32)	—	(28)	(51)	14	(97)
Transfer in and/or out of Level 3	—	—	—	—	—	—

Ending balance	$248	$—	$341	$—	$234	$823

Amount of total gains and (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$(9)	$—	$15	$—	$(12)	$(6)

(a)	Realized gains (losses) and other than temporary impairments on marketable securities are recorded in Automotive interest and other non-operating income (expense), net.
(b)	Realized and unrealized gains (losses) on commodity derivatives are recorded in Automotive cost of sales and changes in fair value are attributable to changes in base metal and precious metal prices.

Unrealized securities holding gains and losses are excluded from earnings and reported in Other comprehensive income until realized. Gains and losses are not realized until an instrument is settled or sold. On a monthly basis, we evaluate whether unrealized losses related to investments in debt and equity securities are other than temporary. Factors considered in determining whether a loss is other than temporary include the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. If losses are determined to be other than temporary, the loss is recognized and the investment carrying amount is adjusted to a revised fair value. Other than temporary impairment losses of $11 million and $28 million were recorded for the quarter and year to date period ended June 30, 2008, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Level 3 Financial Assets and Liabilities
		Six Months Ended June 30, 2008
	Mortgage-backed	Interest Rate	Commodity	Corporate Debt	Other	Total Net
	Securities(a)	Swaps, net(b)	Derivatives(c)	Securities(a)	Securities(a)	Assets
			(Dollars in millions)

Beginning balance	$283	$2	$257	$28	$258	$828
Total realized/unrealized gains (losses):
Included in earnings	(9)	—	134	23	(32)	116
Included in other comprehensive income	1	—	—	—	8	9
Purchases, issuances, and settlements	(27)	(2)	(50)	(51)	—	(130)
Transfer in and/or out of Level 3	—	—	—	—	—	—

Ending balance	$248	$—	$341	$—	$234	$823

Amount of total gains and (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$(9)	$—	$134	$—	$(32)	$93

(a)	Realized gains (losses) and other than temporary impairments on marketable securities are recorded in Automotive interest and other non-operating income (expense), net.
(b)	Reflects fair value of Interest rate swap derivative assets, net of liabilities.
(c)	Realized and unrealized gains (losses) on commodity derivatives are recorded in Automotive cost of sales and changes in fair value are attributable to changes in base metal and precious metal prices.

The following table presents the financial instruments measured at fair value on a nonrecurring basis in periods subsequent to initial recognition:

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant	Three Months	Six Months
		for Identical	Observable	Unobservable	Ended	Ended
	June 30,	Assets	Inputs	Inputs	June 30, 2008	June 30, 2008
	2008	(Level 1)	(Level 2)	(Level 3)	Total Losses	Total Losses
			(Dollars in millions)

Assets
Investment in GMAC Common Membership Interests	$3,454	$—	$—	$3,454	$(726)	$(2,036)
Investment in GMAC Preferred Membership Interests	294	—	—	294	(608)	(750)

Total	$3,748	$—	$—	$3,748	$(1,334)	$(2,786)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB No. 18), we review the carrying values of our investments when events and circumstances warrant. This review requires the comparison of the fair values of our investments to their respective carrying values. The fair value of our investments is determined based on valuation techniques using the best information that is available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment loss would be recorded whenever a decline in fair value below the carrying value is determined to be other than temporary.

At December 31, 2007 we disclosed that we did not believe our investment in GMAC was impaired however, there were many economic factors which were unstable at that time. Such factors included the instability of the global credit and mortgage markets, deteriorating conditions in the residential and home building markets, and credit downgrades of GMAC and GMAC’s Residential Capital, LLC (ResCap). In the quarter ended March 31, 2008, the instability in the global credit and mortgage markets increased, and the residential and home building markets continued to deteriorate. Additionally, it was necessary for GMAC to continue to provide funding and capital infusions to ResCap, and GMAC’s and ResCap’s credit ratings were further downgraded.

As a result of these factors, we reevaluated our investment in GMAC Common and Preferred Membership Interests for possible impairment. Accordingly, our investment in GMAC Common Membership Interests, with a pre-impairment carrying amount of $6.7 billion at March 31, 2008, was written down to its estimated fair value of $5.4 billion at March 31, 2008, after considering the impact of recording our share of GMAC’s results for the quarter ended March 31, 2008. The resulting impairment charge of $1.3 billion was recorded in Equity in loss of GMAC LLC. Additionally, our investment in GMAC Preferred Membership Interests, with a pre-impairment carrying amount of $1.0 billion at March 31, 2008, was written down to its estimated fair value of $902 million at March 31, 2008. The resulting impairment charge of $142 million was recorded in Automotive interest income and other non-operating income (expense), net.

In the quarter ended June 30, 2008 a decline in consumer demand for automobiles, particularly pick-up trucks and sport utility vehicles, negatively impacted GMAC’s North American automotive business, including impairment of the vehicles on operating leases due to the decline in residual values. The instability of the global credit and mortgage markets continued in the quarter ended June 30, 2008, and increased in Europe, which caused significant losses at ResCap. As a result of these factors, we reevaluated our investment in GMAC Common and Preferred Membership Interests for possible impairment. Accordingly, our investment in GMAC Common Membership Interests, with a pre-impairment carrying amount of $4.2 billion at June 30, 2008, was written down to its estimated fair value of $3.5 billion at June 30, 2008, after considering the impact of recording our share of GMAC’s results for the quarter ended June 30, 2008. The resulting impairment charge of $726 million was recorded in Equity in loss of GMAC LLC. Our investment in GMAC Preferred Membership Interests, with a pre-impairment carrying amount of $902 million at June 30, 2008, was written down to its estimated fair value of $294 million at June 30, 2008. The resulting impairment charge of $608 million was recorded in Automotive interest income and other non-operating income (expense), net.

Continued or decreased demand for automobiles, and continued or increased instability of the global credit and mortgage markets could further negatively impact GMAC’s lines of businesses, and result in future impairments of our investment in GMAC Common and Preferred Membership Interests.

In order to determine the fair value of our investment in GMAC Common Membership Interests, we first determined a fair value of GMAC by applying various valuation techniques to its significant business units, and then applied our 49% equity interest to the resulting fair value. Our determination of the fair value of GMAC encompassed applying valuation techniques, which included Level 3 inputs, to GMAC’s significant business units as follows:

•	Auto Finance — We obtained industry data, such as equity and earnings ratios for other industry participants, and developed average multiples for these companies based upon a comparison of their businesses to Auto Finance.
•	Insurance — We developed a peer group, based upon such factors as equity and earnings ratios and developed average multiples for these companies.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	ResCap — We obtained industry data for an industry participant who we believe to be comparable, and also utilized the implied valuation based on an acquisition of an industry participant who we believe to be comparable.
•	Commercial Finance Group — We obtained industry data, such as price and earnings ratios, for other industry participants, and developed average multiples for these companies based upon a comparison of their businesses to the Commercial Finance Group.

In order to determine the fair value of our investment in GMAC Preferred Membership Interests, we applied valuation techniques, which included Level 3 inputs, to various characteristics of the GMAC Preferred Membership Interests as follows:

•	Utilizing information as to the pricing on similar investments and changes in yields of other GMAC securities, we developed a discount rate for the valuation.
•	Utilizing assumptions as to the receipt of dividends on the GMAC Preferred Membership Interests, the expected call date and a discounted cash flow model, we developed a present value of the related cash flows.

At June 30, 2008 we adjusted our assumptions as to the appropriate discount rate to utilize in the valuation due to the changes in the market conditions which occurred in the quarter ended June 30, 2008. Additionally, we adjusted our assumptions as to the likelihood of payments of dividends and expected call date of the Preferred Membership Interests.

Note 12. GMNA Postemployment Benefit Costs

As previously discussed in our 2007 10-K, the majority of our hourly employees working within GMNA are represented by various labor unions. We have specific labor contracts with each union, some of which require us to pay idled employees certain wage and benefit costs. Costs to idle, consolidate or close facilities and provide postemployment benefits to employees idled on an other than temporary basis are accrued based on our best estimate of the wage and benefit costs to be incurred. Costs related to the idling of employees that are expected to be temporary are expensed as incurred. We review the adequacy and continuing need for these liabilities on a quarterly basis in conjunction with our quarterly production and labor forecasts. As a result of the 2008 Special Attrition Programs and other facility idling announcements in the quarter and year to date period ended June 30, 2008, we recorded $1.3 billion of additional postemployment benefit costs in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits” (SFAS No. 112). Refer to Note 8.

Activity for postemployment benefit costs is as follows:

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2008	2007	2007
	(Dollars in millions)

Beginning balance	$858	$1,269	$1,269
Additions	1,324	364	92
Interest accretion	13	21	9
Payments	(316)	(792)	(524)
Adjustments	(98)	(4)	19

Ending balance	$1,781	$858	$865

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The number of employees included in the idled or to be idled facilities and subject to special attrition programs are as follows:

	June 30,	December 31,	June 30,
	2008	2007	2007

Employees at idled or to be idled facilities	12,700	8,900	8,000
Employees subject to various attrition programs	5,100	3,800	4,400

Note 13. Restructuring and Other Initiatives

We have executed various restructuring and other initiatives and may execute additional initiatives in the future to align manufacturing capacity to prevailing global automotive production and to improve the utilization of remaining facilities. Such initiatives may include facility idlings, consolidation of operations and functions, production relocations or reductions and voluntary and involuntary employee separation programs. Estimates of restructuring and other initiative charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, we may revise previous estimates.

The following table summarizes our restructuring and other initiative charges:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)

Automotive Operations:
GMNA	$1	$3	$2	$5
GME	79	30	202	87
GMLAAM	3	18	6	18
GMAP	61	1	61	41

Total Automotive Operations	$144	$52	$271	$151

Refer to Note 12 for further discussion of postemployment benefits costs related to hourly employees of GMNA, and Note 8 for pension and other postretirement benefit charges related to our hourly employee separation initiatives.

2008 Activities

The following table details the components of our restructuring charges by segment in the quarter ended June 30, 2008:

					Corporate and
	GMNA	GME	GMLAAM	GMAP	Other	Total
	(Dollars in millions)

Separation costs	$1	$100	$3	$61	$—	$165
Other	—	(21)	—	—	—	(21)

Total restructuring charges	$1	$79	$3	$61	$—	$144

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table details the components of our restructuring charges by segment in the year to date period ended June 30, 2008:

					Corporate and
	GMNA	GME	GMLAAM	GMAP	Other	Total
	(Dollars in millions)

Separation costs	$2	$223	$6	$61	$—	$292
Other	—	(21)	—	—	—	(21)

Total restructuring charges	$2	$202	$6	$61	$—	$271

GMNA recorded restructuring charges of $1 million and $2 million in the quarter and year to date period ended June 30, 2008, respectively. These charges related to a U.S. salaried severance program, which allows involuntarily terminated employees to receive ongoing wages and benefits for no longer than 12 months.

GME recorded net restructuring charges of $79 million and $202 million in the quarter and year to date period ended June 30, 2008, respectively. These charges were related to the following restructuring initiatives:

•	In the quarter and year to date period ended June 30, 2008, GME recorded restructuring charges of $27 million and $100 million, respectively, for retirement programs, along with additional minor separations under other current programs in Germany. Approximately 4,600 employees will leave under early retirement programs in Germany through 2013. The total remaining cost for the early retirements will be recognized over the remaining required service period of the employees.
•	In the quarter ended June 30, 2007, we announced additional separation programs at the Antwerp, Belgium facility. These programs impact 1,900 employees, who will leave through August 2008, and have total estimated costs of $440 million. Of this amount, we recorded $35 million and $80 million in the quarter and year to date period ended June 30, 2008, respectively. In 2007 we recorded $353 million in connection with these separation programs. The remaining cost of the Antwerp, Belgium program will be recognized over the remaining required service period of the employees through August 2008.
•	In the quarter ended June 30, 2008, we announced separation programs at the Strasbourg, France facility. In the quarter and year to date period ended June 30, 2008, we recorded restructuring charges of $16 million.
•	The remaining $22 million and $27 million in separation charges reported in the quarter and year to date period ended June 30, 2008, respectively, relate to the cost of initiatives previously announced. These include voluntary separations in Sweden and the United Kingdom.
•	Additionally, GME reversed accruals for $21 million in the quarter and year to date period ended June 30, 2008 associated with the favorable resolution of claims by the government of Portugal filed in conjunction with the plant closure in Azambuja in 2006.

GMLAAM recorded restructuring charges of $3 million and $6 million in the quarter and the year to date period ended June 30, 2008, respectively. These charges related to separation programs in South Africa and Chile.

GMAP recorded restructuring charges of $61 million in the quarter and year to date period ended June 30, 2008. The charge was related to a facility idling at GM Holden, Ltd. (GM Holden), which manufactures FAM II 4 cylinder engines. The program will impact 645 employees, who will leave through December 2009, and has total estimated costs of $67 million. The remaining cost of this program will be recognized over the remaining required service period of the employees.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2007 Activities

The following table details the components of our restructuring charges by segment in the quarter ended June 30, 2007:

					Corporate and
	GMNA	GME	GMLAAM	GMAP	Other	Total
	(Dollars in millions)

Separation costs	$3	$30	$18	$1	$—	$52
Other	—	—	—	—	—	—

Total restructuring charges	$3	$30	$18	$1	$—	$52

The following table details the components of our restructuring charges by segment in the year to date period ended June 30, 2007:

					Corporate and
	GMNA	GME	GMLAAM	GMAP	Other	Total
	(Dollars in millions)

Separation costs	$5	$87	$18	$41	$—	$151
Other	—	—	—	—	—	—

Total restructuring charges	$5	$87	$18	$41	$—	$151

GMNA recorded restructuring charges of $3 million and $5 million in the quarter and year to date period ended June 30, 2007, respectively. The charges were related to a U.S. salaried severance program as described in more detail above.

GME recorded charges relating to separation programs of $30 million and $87 million in the quarter and year to date period ended June 30, 2007, respectively. These charges were related to the following restructuring initiatives:

•	In the quarter and year to date period ended June 30, 2007, GME recorded charges in Germany of $27 million and $70 million, respectively. These charges primarily related to early retirement programs, along with additional minor separations under other programs in Germany as described in more detail above.
•	The remaining $3 million in separation charges reported in the quarter ended June 30, 2007 relate to initiatives in Belgium. The remaining $17 million in separation charges reported in the year to date period ended June 30, 2007 also relate to initiatives announced in Sweden and the United Kingdom.

GMLAAM recorded restructuring charges of $18 million in the quarter and year to date period ended June 30, 2007 for employee separations at General Motors do Brasil Ltd. (GM do Brasil). These initiatives were announced and completed in the quarter ended June 30, 2007 and resulted in the separation of 600 employees.

GMAP recorded charges of $1 million and $41 million in the quarter and year to date period ended June 30, 2007, respectively. The charges were related to a voluntary employee separation program at GM Holden, which was announced in the quarter ended March 31, 2007. This initiative reduces the facility’s workforce by 650 employees as a result of increased plant operational efficiency.

Note 14. Impairments

We periodically review the carrying value of our long-lived assets to be held and used when events and circumstances warrant and in conjunction with the annual business planning cycle. If the carrying value of a long-lived asset or asset group is considered impaired, an impairment charge is recorded for the amount by which the carrying amount exceeds fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

involved. Product-specific assets may become impaired as a result of declines in profitability due to changes in volume, pricing or costs. Impairment charges related to automotive assets are recorded in Automotive cost of sales. Refer to Note 13 for additional detail on restructuring and other initiatives.

We periodically review the carrying value of our portfolio of equipment on operating leases for impairment when events and circumstances warrant and in conjunction with our quarterly review of residual values and associated depreciation rates. If the carrying value is considered impaired, an impairment charge is recorded for the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Impairment charges are recorded in Financial services and insurance expense.

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

Our impairment charges in the quarters and year to date periods ended June 30, 2008 and 2007 are as follows:

	Three Months Ended
	June 30,
	2008	2007
	(Dollars in millions)

Long-lived asset impairments related to restructuring initiatives	$28	$—
Other long-lived asset impairments	—	14
Equipment on operating leases, net	105	—

Total	$133	$14

	Six Months
	Ended
	June 30,
	2008	2007
	(Dollars in millions)

Long-lived asset impairments related to restructuring initiatives	$28	$—
Other long-lived asset impairments	—	14
Equipment on operating leases, net	105	—

Total	$133	$14

2008 Impairments

GMAP recorded $28 million of long-lived asset impairment charges related to restructuring initiatives at GM Holden in the quarter and year to date period ended June 30, 2008.

In the quarter ended June 30, 2008, FIO recorded $105 million of impairment charges related to our portfolio of equipment on operating leases. The impairment charge was the result of our regular review of residual values related to these leased assets. In the quarter ended June 30, 2008, residual values of sport utility vehicles and fullsize pick-up trucks experienced a sudden and significant decline as a result of a shift in customer preference to passenger cars and crossover vehicles and away from sport

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

utility vehicles and fullsize pick-up trucks. This decline in residual values was the primary reason for the impairment charge.

2007 Impairments

GMAP recorded $14 million of long-lived asset impairment charges in the quarter and year to date period ended June 30, 2007, related to the cessation of production VZ Commodore passenger car derivatives at GM Holden.

Note 15. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share have been computed by dividing Income (loss) from continuing operations by the weighted average number of shares outstanding during the period.

The amounts used in the basic and diluted earnings (loss) per share computations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions, except per share amounts)

Income (loss) from continuing operations	$(15,471)	$784	$(18,722)	$742
Income from discontinued operations, net of tax	—	107	—	211

Net income (loss)	$(15,471)	$891	$(18,722)	$953

Average number of shares outstanding	566	566	566	566
Incremental effect of shares from exercise of stock options and vesting of restricted stock units	—	3	—	3

Average number of dilutive shares outstanding	566	569	566	569

Basic income (loss) per share from continuing operations	$(27.33)	$1.38	$(33.07)	$1.31
Incremental effect of exercise of stock options and vesting of restricted stock units	—	(.01)	—	(.01)

Diluted income (loss) per share from continuing operations	$(27.33)	$1.37	$(33.07)	$1.30

Certain stock options with exercise prices that exceed the fair market value of our common stock have an antidilutive effect and therefore were excluded from the computation of diluted earnings (loss) per share. The number of such options not included in the computation of diluted earnings (loss) per share was 101 million and 93 million at June 30, 2008 and 2007, respectively.

No shares potentially issuable to satisfy the in-the-money amount of our convertible debentures have been included in the computation of diluted earnings (loss) per share for the quarters and year to date periods ended June 30, 2008 and 2007 as our various series of convertible debentures were not in-the-money.

On March 6, 2007, Series A convertible debentures in the amount of $1.1 billion were put to us and settled entirely in cash. At June 30, 2008 and 2007, the principal amount of outstanding Series A convertible debentures was $39 million.

Note 16. Transactions with GMAC

We have entered into various operating and financing arrangements with GMAC as more fully described in our 2007 10-K. The following describes the financial statement effects at June 30, 2008, December 31, 2007 and June 30, 2007 and for the quarters and the year to date periods ended June 30, 2008 and 2007 which are included in our condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

U.S. Marketing Incentives and Operating Lease Residuals

	June 30,	December 31,	June 30,
	2008	2007	2007
	(Dollars in millions)

Residual Support Program:
Liabilities recorded	$914	$118	$51
Maximum obligations	$1,398	$1,062	$662

Risk Sharing:
Liabilities recorded	$574	$144	$112
Maximum amount guaranteed	$1,418	$1,118	$781

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in millions)

Total U.S. payments to GMAC, primarily related to marketing incentives and operating lease residual program	$1,988	$2,083

Equipment on Operating Leases Transferred to Us by GMAC

	June 30,	December 31,	June 30,
	2008	2007	2007
	(Dollars in millions)

Note payable balance, secured by the assets transferred	$35	$35	$406

In the quarter ended June 30, 2008, residual values of sport utility vehicles and fullsize pick-up trucks experienced a sudden and significant decline as a result of a shift in customer preference to passenger cars and crossover vehicles and away from sport utility vehicles. This decline in residual values is the primary factor responsible for the impairment charge of $716 million and $105 million recorded by GMAC and us, respectively, in the quarter ended June 30, 2008 related to equipment on operating leases. The determination of vehicle residual values is a significant assumption in these impairment analyses and in the determination of amounts to accrue under the residual support and risk sharing agreements discussed above. It is reasonably possible that vehicle residual values could decline in the future and that we or GMAC may be required to record further impairment charges, which may be material. In addition, it is reasonably possible that such declines in residual values may result in increases in required payments under the residual support and risk sharing agreements discussed above.

Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)

U.S. exclusivity fee revenue	$26	$26	$53	$53
U.S. royalty revenue	$4	$5	$8	$9

Participation Agreement

On June 4, 2008, we, along with Cerberus ResCap Financing LLC (Cerberus Fund) entered into a Participation Agreement (Participation Agreement) with GMAC. The Participation Agreement provides that we will fund up to $368 million in loans made by GMAC to ResCap through a $3.5 billion secured loan facility GMAC has provided to ResCap (ResCap Facility), and

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

that the Cerberus Fund will fund up to $382 million. The ResCap Facility expires on May 1, 2010, and all funding pursuant to the Participation Agreement is to be done on a pro-rata basis between us and the Cerberus Fund.

We and the Cerberus Fund are required to fund our respective portions of the Participation Agreement when the amount outstanding pursuant to the ResCap Facility exceeds $2.75 billion, unless a default event has occurred, in which case we and the Cerberus Fund are required to fund our respective maximum obligations. Amounts funded by us and the Cerberus Fund pursuant to the Participation Agreement are subordinate to GMAC’s interest in the ResCap Facility, and all principal payments remitted by ResCap under the ResCap Facility are applied to GMAC’s outstanding balance, until such balance is zero. Principal payments remitted by ResCap while GMAC’s outstanding balance is zero are applied on a pro-rata basis to us and the Cerberus Fund.

The ResCap Facility is secured by various assets held by ResCap and its subsidiaries, and we are entitled to receive interest at LIBOR plus 2.75% for the amount we have funded pursuant to the Participation Agreement. In addition, we and the Cerberus Fund are also entitled to receive our pro-rata share of the 1.75% interest on GMAC’s share of the total outstanding balance. At June 30, 2008, ResCap had fully drawn down the maximum amount pursuant to the ResCap Facility, and we had funded our maximum obligation of $368 million, which is recorded in Equity in net assets of non consolidated affiliates.

Unsecured Obligations

An agreement between GMAC and us limits certain of our unsecured obligations to GMAC arising from specific operating and financing arrangements in the United States to $1.5 billion, estimated in good faith. As a result of the recent market developments, including a decline in residual values of sport utility vehicles and full size pick-up trucks, the current estimate of our pertinent obligations exceeded the cap. In response, on August 6, 2008, we paid GMAC $646 million representing prepayment of the obligations included in the estimate of total liabilities subject to the cap.

Balance Sheet

A summary of the balance sheet effects of transactions with GMAC is as follows:

	June 30,	December 31,	June 30,
	2008	2007	2007
	(Dollars in millions)

Assets:
Accounts and notes receivable (a)	$1,747	$1,285	$1,245
Other current assets (b)	$—	$30	$97
Equity in net assets of nonconsolidated affiliates (c)	$368	$—	$—
Liabilities:
Accounts payable (d)	$516	$548	$621
Short-term borrowings and current portion of long-term debt (e)	$2,646	$2,802	$2,870
Accrued expenses (f)	$3,430	$2,134	$1,924
Long-term debt (g)	$104	$119	$366

(a)	Represents wholesale settlements due from GMAC, as well as amounts owed by GMAC with respect to the Equipment on operating leases, net transferred to us, and the exclusivity fee and royalty arrangement.
(b)	Primarily represents distributions due from GMAC on our Preferred Membership Interests.
(c)	Represents amounts funded pursuant to the Participation Agreement.
(d)	Primarily represents amounts accrued for interest rate support, capitalized cost reduction, residual support and lease pull-ahead programs and the risk sharing arrangement.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(e)	Represents wholesale financing, sales of receivable transactions and the short-term portion of term loans provided to certain dealerships which we own or in which we have an equity interest. In addition, it includes borrowing arrangements with GME locations and arrangements related to GMAC’s funding of our company-owned vehicles, rental car vehicles awaiting sale at auction and funding of the sale of our vehicles in which we retain title while the vehicles are consigned to GMAC or dealers, primarily in the United Kingdom. Our financing remains outstanding until the title is transferred to the dealers. This amount also includes the short-term portion of a note provided to our wholly-owned subsidiary holding debt related to the Equipment on operating leases, net transferred to us from GMAC.
(f)	Primarily represents accruals for marketing incentives on vehicles which are sold, or anticipated to be sold, to customers or dealers and financed by GMAC in the U.S. This includes the estimated amount of residual support accrued under the residual support and risk sharing programs, rate support under the interest rate support programs, operating lease and finance receivable capitalized cost reduction incentives paid to GMAC to reduce the capitalized cost in automotive lease contracts and retail automotive contracts, and costs under lease pull-ahead programs. In addition it includes interest accrued on the transactions in (e) above.
(g)	Primarily represents the long-term portion of term loans and a note payable with respect to the Equipment on operating leases, net transferred to us mentioned in (e) above.

Statement of Operations

A summary of the income statement effects of transactions with GMAC is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Dollars in millions)

Net sales and revenues (a)	$(2,566)	$(1,717)	$(3,613)	$(2,977)
Cost of sales and other expenses (b)	$239	$—	$390	$1
Automotive interest income and other non-operating income (expense), net (c)	$85	$105	$172	$212
Interest expense (d)	$59	$73	$114	$153
Servicing expense (e)	$22	$45	$50	$95
Derivative gain (loss) (f)	$(6)	$6	$(1)	$1

(a)	Primarily represents the reduction in net sales and revenues for marketing incentives on vehicles which are sold, or anticipated to be sold, to customers or dealers and financed by GMAC in the U.S. This includes the estimated amount of residual support accrued under the residual support and risk sharing programs, rate support under the interest rate support programs, operating lease and finance receivable capitalized cost reduction incentives paid to GMAC to reduce the capitalized cost in automotive lease contracts and retail automotive contracts, and costs under lease pull-ahead programs. This amount is offset by net sales for vehicles sold to GMAC for employee and governmental lease programs and third party resale purposes.
(b)	Primarily represents cost of sales on the sale of vehicles to GMAC for employee and governmental lease programs and third party resale purposes. Also includes miscellaneous expenses for services performed for us by GMAC.
(c)	Represents income or loss on our Preferred Membership Interests in GMAC, interest earned on amounts outstanding under the Participation Agreement, exclusivity and royalty fee income and reimbursements by GMAC for certain services we provided. Included in this amount is rental income related to GMAC’s primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan. The lease agreement expires on November 30, 2016.
(d)	Represents interest incurred on term loans, notes payable and wholesale settlements.
(e)	Represents servicing fees paid to GMAC on the automotive leases we retained.
(f)	Represents gains and losses recognized in connection with a derivative transaction entered into with GMAC as the counterparty.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 17. Segment Reporting

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

In the quarter ended December 31, 2007, we changed our measure of segment profitability from net income to income before income taxes plus equity income, net of tax and minority interests, net of tax. Amounts for the quarter and year to date period ended June 30, 2007 have been revised to reflect these periods on a comparable basis for the changes discussed above. Additionally, 2007 amounts have been reclassified for the retroactive effect of discontinued operations as discussed in Note 3.

In the quarter ended June 30, 2008 we determined that GM Daewoo Auto & Technology Company (GM Daewoo), our 50.9% owned and consolidated Korean subsidiary, included in our GMAP segment, had been applying hedge accounting to certain derivative contracts designated as cash flow hedges of forecasted sales without fully considering whether these sales were at all times probable of occurring. Under SFAS No. 133, gains and losses on derivatives used to hedge a probable forecasted transaction are deferred as a component of Other comprehensive income and reclassified into earnings in the period the forecasted transaction occurs. Gains and losses on derivatives related to forecasted transactions that are not probable of occurring are required to be recorded in current period earnings. In the quarter ended June 30, 2008, we corrected our previous accounting by recognizing in Automotive sales $407 million of losses ($262 million in income (loss) from continuing operations before income taxes and $150 million after-tax and after minority interests) on these derivatives which had been inappropriately deferred in Accumulated other comprehensive income. Approximately $250 million ($163 million in income (loss) from continuing operations before income taxes and $93 million after-tax and after minority interests) should have been recognized in earnings in the quarter ended March 31, 2008, and the remainder should have been recognized in prior periods, predominantly in 2007. We have not restated our condensed consolidated financial statements or prior annual financial statements because we have concluded that the effect of correcting for this item and other minor out-of-period adjustments is not material to the current quarter and to each of the earlier periods.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

								Total
					GMA	Total	Corporate	Excluding		Other	Total
	GMNA	GME	GMLAAM	GMAP	Eliminations	GMA	& Other(a)	FIO	GMAC(c)	Financing(b)	FIO	Total
	(Dollars in millions)

At and For the Three Months Ended June 30, 2008
Automotive sales
External customers	$19,044	$9,922	$5,019	$3,688	$—	$37,673	$—	$37,673	$—	$—	$—	$37,673
Inter-segment	776	657	90	1,470	(2,993)	—	—	—	—	—	—	—

Total automotive sales	19,820	10,579	5,109	5,158	(2,993)	37,673	—	37,673	—	—	—	37,673
Financial services and insurance revenues	—	—	—	—	—	—	—	—	—	483	483	483

Total net sales and revenues	$19,820	$10,579	$5,109	$5,158	$(2,993)	$37,673	$—	$37,673	$—	$483	$483	$38,156

Depreciation, amortization and impairment	$1,243	$523	$75	$160	$11	$2,012	$14	$2,026	$—	$285	$285	$2,311
Equity in loss of GMAC LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(1,930)	$—	$(1,930)	$(1,930)
Interest income	$221	$166	$88	$26	$1	$502	$(317)	$185	$—	$17	$17	$202
Interest expense	$638	$204	$(10)	$52	$2	$886	$(165)	$721	$—	$35	$35	$756
Income (loss) from continuing operations before income taxes, equity income and minority interest	$(9,334)	$12	$442	$(359)	$(14)	$(9,253)	$(3,499)	$(12,752)	$(2,551)	$(55)	$(2,606)	$(15,358)
Equity income (loss), net of tax	(6)	21	9	104	—	128	—	128	—	—	—	128
Minority interests, net of tax	(6)	(13)	(6)	92	—	67	(1)	66	—	1	1	67

Income (loss) from continuing operations before income taxes	$(9,346)	$20	$445	$(163)	$(14)	$(9,058)	$(3,500)	$(12,558)	$(2,551)	$(54)	$(2,605)	$(15,163)

Investments in nonconsolidated affiliates	$571	$408	$55	$1,296	$—	$2,330	$37	$2,367	$3,454	$—	$3,454	$5,821
Total assets	$84,844	$28,544	$9,437	$15,267	$(12,012)	$126,080	$(511)	$125,569	$8,074	$2,403	$10,477	$136,046
Goodwill	$166	$605	$—	$—	$—	$771	$—	$771	$—	$—	$—	$771

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

								Total
					GMA	Total	Corporate	Excluding		Other	Total
	GMNA	GME	GMLAAM	GMAP	Eliminations	GMA	& Other(a)	FIO	GMAC(c)	Financing(b)	FIO	Total
	(Dollars in millions)

At and For the Three Months Ended June 30, 2007
Automotive sales
External customers	$28,775	$9,056	$4,262	$3,690	$—	$45,783	$—	$45,783	$—	$—	$—	$45,783
Inter-segment	888	456	71	1,597	(3,012)	—	—	—	—	—	—	—

Total automotive sales	29,663	9,512	4,333	5,287	(3,012)	45,783	—	45,783	—	—	—	45,783
Financial services and insurance revenues	—	—	—	—	—	—	—	—	—	894	894	894

Total net sales and revenues	$29,663	$9,512	$4,333	$5,287	$(3,012)	$45,783	$—	$45,783	$—	$894	$894	$46,677

Depreciation, amortization and impairment	$1,426	$431	$78	$131	$14	$2,080	$7	$2,087	$—	$334	$334	$2,421
Equity in income of GMAC LLC	$—	$—	$—	$—	$—	$—	$—	$—	$118	$—	$118	$118
Interest income	$298	$166	$40	$41	$—	$545	$(152)	$393	$—	$126	$126	$519
Interest expense	$778	$198	$(59)	$60	$3	$980	$(299)	$681	$—	$207	$207	$888
Income (loss) from continuing operations before income taxes, equity income and minority interests	$(98)	$312	$295	$282	$(1)	$790	$(579)	$211	$154	$86	$240	$451
Equity income (loss), net of tax	27	12	8	122	1	170	—	170	—	—	—	170
Minority interests, net of tax	(17)	(9)	(7)	(124)	—	(157)	—	(157)	—	—	—	(157)

Income (loss) from continuing operations before income taxes	$(88)	$315	$296	$280	$—	$803	$(579)	$224	$154	$86	$240	$464

Income from discontinued operations, net of tax	$107	$—	$—	$—	$—	$107	$—	$107	$—	$—	$—	$107
Investments in nonconsolidated affiliates	$316	$436	$133	$1,080	$—	$1,965	$35	$2,000	$7,555	$—	$7,555	$9,555
Total assets	$128,465	$27,411	$5,447	$14,897	$(9,335)	$166,885	$(215)	$166,670	$13,059	$6,910	$19,969	$186,639
Goodwill	$192	$500	$—	$—	$—	$692	$—	$692	$—	$—	$—	$692

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

								Total
					GMA	Total	Corporate	Excluding		Other	Total
	GMNA	GME	GMLAAM	GMAP	Eliminations	GMA	& Other(a)	FIO	GMAC(c)	Financing(b)	FIO	Total
	(Dollars in millions)

For the Six Months Ended June 30, 2008
Automotive sales
External customers	$43,050	$19,154	$9,685	$7,728	$—	$79,617	$—	$79,617	$—	$—	$—	$79,617
Inter-segment	1,313	1,334	187	2,726	(5,560)	—	—	—	—	—	—	—

Total automotive sales	44,363	20,488	9,872	10,454	(5,560)	79,617	—	79,617	—	—	—	79,617
Financial services and insurance revenues	—	—	—	—	—	—	—	—	—	1,028	1,028	1,028

Total net sales and revenues	$44,363	$20,488	$9,872	$10,454	$(5,560)	$79,617	$—	$79,617	$—	$1,028	$1,028	$80,645

Depreciation, amortization and impairment	$2,506	$987	$155	$347	$24	$4,019	$25	$4,044	$—	$496	$496	$4,540
Equity in loss of GMAC LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(3,542)	$—	$(3,542)	$(3,542)
Interest income	$492	$339	$160	$55	$1	$1,047	$(602)	$445	$—	$39	$39	$484
Interest expense	$1,272	$420	$45	$105	$5	$1,847	$(352)	$1,495	$—	$83	$83	$1,578
Income (loss) from continuing operations before income taxes, equity income and minority interest	$(10,129)	$81	$960	$(157)	$(12)	$(9,257)	$(4,528)	$(13,785)	$(4,279)	$49	$(4,230)	$(18,015)
Equity income (loss), net of tax	(26)	34	14	238	—	260	—	260	—	—	—	260
Minority interests, net of tax	(3)	(20)	(12)	42	—	7	(1)	6	—	(12)	(12)	(6)

Income (loss) from continuing operations before income taxes	$(10,158)	$95	$962	$123	$(12)	$(8,990)	$(4,529)	$(13,519)	$(4,279)	$37	$(4,242)	$(17,761)

Expenditures for property	$2,332	$609	$153	$386	$142	$3,622	$503	$4,125	$—	$—	$—	$4,125

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

								Total
					GMA	Total	Corporate	Excluding		Other	Total
	GMNA	GME	GMLAAM	GMAP	Eliminations	GMA	& Other(a)	FIO	GMAC(c)	Financing(b)	FIO	Total
	(Dollars in millions)

For the Six Months Ended June 30, 2007
Automotive sales
External customers	$56,289	$17,126	$7,726	$6,933	$—	$88,074	$—	$88,074	$—	$—	$—	$88,074
Inter-segment	1,431	857	184	2,762	(5,234)	—	—	—	—	—	—	—

Total automotive sales	57,720	17,983	7,910	9,695	(5,234)	88,074	—	88,074	—	—	—	88,074
Financial services and insurance revenues	—	—	—	—	—	—	—	—	—	1,830	1,830	1,830

Total net sales and revenues	$57,720	$17,983	$7,910	$9,695	$(5,234)	$88,074	$—	$88,074	$—	$1,830	$1,830	$89,904

Depreciation, amortization and impairment	$2,792	$812	$151	$278	$23	$4,056	$13	$4,069	$—	$713	$713	$4,782
Equity in loss of GMAC LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(65)	$—	$(65)	$(65)
Interest income	$551	$321	$66	$75	$—	$1,013	$(371)	$642	$—	$266	$266	$908
Interest expense	$1,522	$389	$(23)	$116	$6	$2,010	$(530)	$1,480	$—	$455	$455	$1,935
Income (loss) from continuing operations before income taxes, equity income and minority interest	$(309)	$314	$550	$376	$(8)	$923	$(789)	$134	$20	$140	$160	$294
Equity income (loss), net of tax	40	20	14	249	1	324	2	326	—	—	—	326
Minority interests, net of tax	(27)	(15)	(14)	(202)	—	(258)	(1)	(259)	—	—	—	(259)

Income (loss) from continuing operations before income taxes	$(296)	$319	$550	$423	$(7)	$989	$(788)	$201	$20	$140	$160	$361

Income from discontinuing operations, net of tax	$211	$—	$—	$—	$—	$211	$—	$211	$—	$—	$—	$211
Expenditures for property	$1,939	$359	$79	$433	$27	$2,837	$46	$2,883	$—	$1	$1	$2,884

(a)	Corporate and Other recorded charges of $2.8 billion and $3.5 billion in the quarter and year to date period ended June 30, 2008, respectively, to increase our net liability related to the Benefit Guarantee Agreements, primarily due to expectations of increased obligations and updated estimates reflecting the uncertainty around the nature, value and timing of our recoveries upon Delphi’s emergence from bankruptcy. Corporate and Other recorded charges of $575 million in the quarter and year to date period ended June 30, 2007 for our estimated liabilities under the Benefit Guarantee Agreements and Delphi-GM Settlement Agreements.
(b)	Other Financing also includes the elimination of net receivables from total assets. Receivables eliminated at June 30, 2008 and 2007 were $4.4 billion and $4.1 billion, respectively.
(c)	We sold a 51% equity interest in GMAC in November 2006. The remaining 49% equity interest is accounted for under the equity method and is included in the GMAC segment’s assets. Refer to Notes 5 and 16 for summarized financial information of GMAC at and for the quarters and periods ended June 30, 2008 and 2007.

Note 18. Subsequent Events

Liquidity Initiatives

On July 15, 2008, we announced a number of initiatives aimed to conserve cash and strengthen our financial condition. Included in our announcement was a plan to reduce U.S. salaried employment costs by 20%, resulting in projected cash savings of $1.5 billion in 2009. This salaried employment cost reduction will take place in part through salaried headcount reductions in the U.S. and Canada through early retirements, normal attrition and separation programs, including a voluntary early retirement program we intend to offer in the U.S. and Canada in the quarter ending September 30, 2008. We anticipate the acceptance period, as well as the date of the employees’ voluntary retirements, will occur in the quarter ending December 31, 2008. Total cost of the separations will depend upon a number of factors, including the demographics of the affected employees and the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

separation benefits they will receive, if any. The cost will likely exceed $300 million in the year ending December 31, 2008, a portion of which we expect will be paid out of our overfunded U.S. salaried pension plan.

Additional cash savings will be achieved through the elimination of health care coverage for U.S. salaried retirees over 65 beginning January 1, 2009. In order to help offset the cost of Medicare and supplemental coverage, affected retirees will receive a monthly increased pension benefit from the currently overfunded U.S. salaried pension plan. These benefit plan changes are currently estimated to result in a reduction of the APBO for the U.S. salaried retiree healthcare plan in the range of $3.8 billion to $4.2 billion and an increase in the PBO of the U.S. salaried pension plan in the range of $3.4 billion to $3.8 billion, depending on certain factors, including the discount rate used to remeasure the plans. We anticipate annual cash savings of $500 million as a result of these actions.

As allowed by the Settlement Agreement and consented to by the Class Counsel, we are deferring approximately $1.7 billion of payments contractually required under the Settlement Agreement to the New VEBA, including interest on the Convertible Note, which would have been payable to the temporary asset account in 2008 and 2009. These payments are deferred until 2010 and will be increased by an annual interest factor of 9%.

Further reductions in truck capacity and related component, stamping and powertrain capacity will be made in order to achieve an approximate 300,000 unit reduction by the end of 2009. Half of this reduction is expected to be achieved from an acceleration of previously announced capacity actions and the remaining half from new capacity actions. We subsequently announced on July 28, 2008 the elimination of a shift at our Moraine, Ohio facility, which is an acceleration of its previously announced idling by 2010, as well as a shift elimination at our Shreveport, Louisiana facility. It is expected that these capacity reductions will generate additional postemployment benefit charges as well as possible curtailments of certain hourly benefit plans. We are not currently able to reasonably estimate the charge associated with these expected future capacity reductions, as we are in the process of determining the specific actions we will take to achieve these future capacity reductions.

Approval of Settlement Agreement

On July 31, 2008 the United States District Court for the Eastern District of Michigan announced its decision approving the Settlement Agreement as discussed in Note 8. Before the Settlement Agreement can become effective, all legal appeals must be exhausted and the discussions between us and the SEC regarding the accounting treatment for the Settlement Agreement must be completed on a basis we find to be reasonably satisfactory.

Borrowings Against Credit Facility

As of August 1, 2008, we borrowed $1.0 billion against our $4.5 billion U.S. committed credit facility. Under this secured facility, borrowings are limited to an amount based on the value of the underlying collateral, which consists of certain North American accounts receivables and inventory of GM, Saturn Corporation and General Motors of Canada Limited (GM Canada), certain facilities, property and equipment of GM Canada and a pledge of 65% of the stock of the holding company for our indirect subsidiary General Motors de Mexico, S de R.L. de C.V.

Settlement of the General Motors Securities Litigation

In July 2008 we reached a tentative settlement of the General Motors Securities Litigation suit and recorded a charge of $277 million in the quarter ended June 30, 2008. We believe that a portion of our settlement costs are covered by insurance. We anticipate recording income of approximately $200 million in the third quarter of 2008 associated with insurance-related indemnification proceeds for previously recorded litigation related costs, including the cost incurred to settle the General Motors Securities Litigation suit.

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

We operate in two businesses, consisting of Automotive (GM Automotive or GMA) and Financing and Insurance Operations (FIO). We are engaged primarily in the worldwide development, production and marketing of automobiles. We develop, manufacture and market vehicles worldwide through four automotive segments: GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM) and GM Asia Pacific (GMAP). Also, our FIO operations are primarily conducted through GMAC LLC (GMAC). We own a 49% equity interest in GMAC that is accounted for under the equity method of accounting. GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential mortgage services, automobile service contracts, personal automobile insurance coverage and selected commercial insurance coverage. FIO also includes Other Financing, which includes financing entities that are not consolidated by GMAC and two special purpose entities holding automotive leases previously owned by GMAC and its affiliates that we retained having a net book value of $2.5 billion, as well as the elimination of intercompany transactions with GMA and Corporate and Other.

In the quarter ended December 31, 2007, we changed our measure of segment profitability from net income to income before income taxes plus equity income, net of tax and minority interests, net of tax. Amounts for the quarter and year to date period ended June 30, 2007 have been revised to reflect these periods on a comparable basis for the changes discussed above. In addition, 2007 amounts have been reclassified for the retroactive effect of discontinued operations due to the August 2007 sale of Allison Transmission (Allison) as discussed in Note 3 to the condensed consolidated financial statements. Historically, Allison was included in GMNA.

Consistent with industry practice, our market share information includes estimates of industry vehicle sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.

The following provides a summary of significant results and events in the quarter and year to date period ended June 30, 2008, as well as an update from our 2007 10-K of the global automotive industry, including current market challenges, 2008 priorities, key factors affecting future and current results and our North American Turnaround Plan.

Quarter and Year to Date Period Ended June 30, 2008 Overview

As more fully described in this MD&A, the following significant items are noted regarding the quarter and year to date period ended June 30, 2008:

•	Total net sales and revenue

•	Second quarter — Total net sales and revenues declined by 18.3%
•	Year to date — Total net sales and revenues declined by 10.3%

•	Automotive sales

•	Second quarter — Automotive sales declined 17.7% reflecting growth at GME and GMLAAM, offset by significantly lower revenues at GMNA
•	Year to date — Automotive sales declined 9.6% reflecting growth at GMAP, GME and GMLAAM, offset by significantly lower revenues at GMNA

•	Net loss

•	Second quarter — Net loss of $15.5 billion ($27.33 per share)
•	Year to date — Net loss of $18.7 billion ($33.07 per share)

•	Impairment of investment in GMAC Common and Preferred Membership Interests

•	Second quarter — Impairment charges of $1.3 billion recorded
•	Year to date — Impairment charges of $2.8 billion recorded

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•	Charges related to Delphi Corporation (Delphi)

•	Second quarter — Additional charges of $2.8 billion recorded
•	Year to date — Total charges of $3.5 billion recorded

•	Second quarter — Significant decline in lease residual values resulting in $2.0 billion in charges
•	Second quarter — 2008 Special Attrition Programs result in curtailment and related charges of $3.3 billion and 18,700 hourly employees leaving active employment
•	Second quarter — Recorded charges of $1.1 billion related to announced capacity actions in the U.S. and Canada
•	Second quarter — Announced significant capacity, operational and liquidity actions to realign our U.S. operations with current U.S. economic and market conditions
•	Second quarter — American Axle and Manufacturing Holdings, Inc. (American Axle) work stoppage settled and $0.2 billion to be funded to assist in worker buyouts, retirements and wage buydowns
•	Second quarter — New labor agreement reached with Canadian Auto Workers Union (CAW) resulting in related charges of $0.3 billion

Global Automotive Industry

In the quarter and year to date period ended June 30, 2008, the global automotive industry continued to show strong sales and revenue growth outside of North America. Global industry vehicle sales to retail and fleet customers were 18.5 million vehicles in the second quarter of 2008, representing a 1.6% increase compared to the corresponding period in 2007. Year to date industry vehicle sales in 2008 totaled 36.6 million vehicles compared to 35.7 million vehicles in the corresponding period in 2007. We expect industry vehicle sales to be approximately 73.0 million vehicles in 2008 compared to 70.6 million vehicles in 2007. In recent years, the global automotive industry has experienced consistent year to year increases, growing 19.4% from 2003 to 2007. Much of this growth is attributable to demand in emerging markets, such as China, where industry vehicle sales increased 20.4% to 8.6 million vehicles in 2007, from 7.1 million vehicles in 2006.

Our worldwide vehicle sales in the quarter ended June 30, 2008 were 2.3 million vehicles, down slightly from the 2.4 million vehicles in the corresponding period in 2007. Year to date vehicle sales in 2008 totaled 4.5 million vehicles compared to 4.7 million vehicles in the corresponding period in 2007. Vehicle sales increased for GME, GMLAAM and GMAP and declined for GMNA.

Our global market share in the quarter and year to date period ended June 30, 2008 compared to the corresponding periods in 2007 are set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

GMNA	20.2%	22.7%	20.9%	22.6%
GME	9.4%	9.4%	9.5%	9.5%
GMAP	7.0%	6.7%	7.0%	6.9%
GMLAAM	17.5%	16.8%	17.5%	16.6%

Near-Term Market Challenges

North America

In the near-term, we expect the challenging market conditions that began to develop in 2007 to continue. The turmoil in the mortgage and credit markets, continued reductions in housing values, high fuel prices and the threat of a recession have continued to negatively impact consumers’ willingness to purchase our products. These factors have contributed to lower vehicle sales in North America and, combined with shifts in consumer preferences toward cars and away from fullsize pick-up trucks and sport utility vehicles, have negatively impacted our results as such larger vehicles are among our more profitable

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

products. At our Annual Stockholders’ Meeting in June 2008, we announced several actions in response to changing industry conditions:

•	In line with our strategy to align production capacity with demand, we are eliminating production shifts at certain of our North American fullsize pick-up truck and sport utility vehicle facilities. We estimate that this will reduce our production during 2008 by approximately 130,000 vehicles.
•	We are reacting to the shift in the U.S. market by increasing production of small and midsize cars. We will add a third shift in September to the Orion Assembly Center in Michigan, which builds the Chevy Malibu and Pontiac G6. Also in September, we plan to add a third shift at Lordstown Car Assembly in Ohio, which builds the Chevy Cobalt and Pontiac G5.
•	We announced the cessation of production at four truck facilities. Oshawa Truck Assembly in Canada, which builds the Chevy Silverado and GMC Sierra, will likely cease production in 2009, while Moraine, Ohio, which builds the Chevy TrailBlazer, GMC Envoy and Saab 9-7x, will cease production at the end of the 2010 model run, or sooner, if demand dictates. Our Janesville, Wisconsin facility will cease production of medium-duty trucks by the end of 2009, and the Tahoe, Suburban and Yukon in 2010, or sooner, if market demand dictates. Chevrolet Kodiak medium-duty truck production will also end in Toluca, Mexico, by the end of 2008.
•	We expect that these actions, along with our earlier decisions to eliminate shifts at two other U.S. truck facilities (Pontiac and Flint, Michigan), will result in additional GMNA structural cost savings of more than $1.0 billion, on an average running rate basis, by 2010.
•	Finally, we are undertaking a strategic review of the HUMMER brand to determine its fit within our portfolio. We are currently considering all options, from a complete revamp of the product lineup to a partial or complete sale of the brand.

Since the Annual Stockholders’ Meeting, U.S. market and economic conditions have continued to decline. Of greatest concern is the price of oil, which, as stated above, has led to rapid changes in the U.S. industry sales mix, and which has required us to take further actions to position our company for sustainable profitability and growth. In July 2008 we announced a number of initiatives aimed at conserving or generating approximately $15.0 billion of cash through the end of 2009. These actions, along with access to $4.5 billion of credit lines, are designed to provide ample liquidity through 2009.

These actions, discussed in detail in “Liquidity” below, include:

•	Several structural cost actions in North America, including further reductions in truck capacity and related component, stamping, and powertrain capacity;
•	Reductions in U.S. and Canada salaried cash expenses;
•	Limiting our capital expenditures;
•	Improving working capital in North America and Europe;
•	Deferring certain payments related to the Settlement Agreement; and
•	Suspending future dividend payments.

We expect these actions to generate approximately $10.0 billion of cumulative cash improvements by the end of 2009.

We will continue to identify and develop additional sources of liquidity, including a broad global assessment of our assets for potential sale or monetization. We believe that we can raise significant liquidity from asset sales without impacting our strategic direction. In addition to asset sales, we will also continue to access global capital markets on an opportunistic basis. Based on current financial market conditions, our preferred initial approach will likely be secured debt financing.

On July 28, 2008 we took further actions to align our production with the shift in consumer demand and overall softer market demand based on the weak economy in North America. We will be eliminating a shift at our Moraine, Ohio and Shreveport, Louisiana facilities and adjusting production run rates at certain of our facilities in North America. We estimate that this will reduce our capacity by approximately 117,000 vehicles.

In the quarter ended June 30, 2008, the residual values of sport utility vehicles and fullsize pick-up trucks being returned from lease declined substantially. This decline is primarily due to the shift in consumer preferences away from these vehicles in favor of passenger cars and crossovers. As discussed more fully in this Management’s Discussion and Analysis, this decline was

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

the primary factor contributing to a $1.6 billion increase in our lease related reserves and a $105 million impairment loss on our portfolio of equipment on operating leases.

We believe that retail leasing will decline as a component of the overall percentage of vehicle purchases financed in the United States and Canada across all vehicle manufacturers, though the decline may vary by vehicle manufacturer. We are currently taking steps to reduce the percentage of our retail business that is financed with lease financing. GMAC, our largest provider of lease financing, is implementing other initiatives to reduce the risk in its lease portfolio, such as exiting incentive based lease financing in Canada and reducing its lease volume in the United States. We plan to continue to offer leasing options, although they will more likely be targeted to certain products and segments. We are developing incentive programs to encourage consumers to purchase rather than lease vehicles. Lease financing was used for 18% of our retail sales in the year to date period ended June 30, 2008. As this change is currently developing, it is not possible to reasonably predict what each vehicle manufacturer will do with its retail leasing incentives. Accordingly, while we believe this will adversely affect our revenues, it is not possible to estimate the magnitude of these changes on our results of operations.

In addition, in the U.S., our results for the quarter and year to date period ended June 30, 2008 were negatively impacted by a work stoppage at one of our suppliers, American Axle. As a result of the work stoppage, approximately 30 of our facilities in North America were idled. This work stoppage did not negatively impact our ability to meet customer demand due to the high levels of inventory at our dealers. However, GMNA’s results were negatively impacted by $0.8 billion as a result of the loss of approximately 100,000 production units in the first quarter of 2008. In the second quarter, the American Axle work stoppage resulted in the loss of an additional 230,000 production units and had an earnings before tax impact of approximately $1.8 billion. The International Union, United Automobile, Aerospace and Agricultural Workers of American (UAW) ratified a new labor agreement with American Axle on May 22, 2008. We anticipate that lost production will not be fully recovered, due to the current economic environment in the U.S. and to the market shift away from the types of vehicles that have been most strongly affected. As consideration for resolving the work stoppage, we agreed with American Axle to provide them with upfront financial support capped at $215 million, of which $197 million is accrued, to help fund employee buyouts, early retirements and buydowns.

Several other GM facilities were also idled by other work stoppages associated with finalizing local UAW agreements. These work stoppages resulted in the loss of approximately 33,000 production units in the second quarter, and had an earnings before tax impact of approximately $0.2 billion. Members of the local union at the Lansing Delta Township facility in Lansing, Michigan ratified a new local labor agreement and production resumed on May 19, 2008. Members of the local union at the Fairfax facility in Kansas City, Kansas also ratified a new local labor agreement and production resumed on May 22, 2008. We plan to recover the lost production over the remainder of this year.

Europe

The European market grew slightly during the year to date period ended June 30, 2008 compared to the corresponding period in 2007. This increase was driven by the continued strong growth in the emerging markets of Eastern Europe. The Western European markets in aggregate did not report growth, with particularly significant declines in Spain and Italy. While the German market grew from lower levels in the corresponding period in 2007, pricing conditions remain difficult due to intense competitive activity. In general, we expect the Western European markets to face a challenging environment in the near-term, due to increasing inflationary pressures from high commodity and oil prices, volatile credit and foreign exchange markets, and lower consumer confidence. In addition, we expect recent emission legislation in Western Europe to unfavorably impact our potential costs in these markets.

2008 Priorities Update

In addition, as disclosed in our 2007 10-K, our growth and profitability priorities are straightforward:

•	Continue to execute great products;
•	Build strong brands and distribution channels;
•	Execute additional cost reduction initiatives;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•	Grow aggressively in emerging markets;
•	Continue development and implementation of our advanced propulsion strategy; and
•	Drive the benefits of managing the business globally.

The following summarizes the progress on these priorities in the quarter and year to date period ended June 30, 2008, as well as changes in any key factors affecting our current and future results and our North American Turnaround Plan.

Continue to Execute Great Products.

In June 2008 we announced that we were implementing certain strategic initiatives over the next few years to respond to growing demand for more fuel efficient vehicles and to address the economic and market challenges in North America. The initiatives include a new global compact car program for our Chevrolet brand, a next generation for the Chevy Aveo and a high efficiency engine module for the U.S. market. In addition, the Board of Directors authorized funds for production of the Chevy Volt extended range electric vehicle. Recognizing the changes in consumer preferences, 18 of our next 19 new products are expected to be cars and crossovers.

Build Strong Brands and Distribution Channels.

As discussed above under “Near-Term Market Challenges,” we are undertaking a strategic review of the HUMMER brand to determine its fit within our portfolio. We are considering all options, including a complete revamp of the product lineup to a partial or complete sale of the brand.

Execute Additional Cost Reduction Initiatives.

As discussed above under “Near-Term Market Challenges” and below under “Liquidity,” we have initiated significant actions to be implemented over the next two years to address our cost structure in response to current economic conditions. The expected cash expenditure of the 2008 Special Attrition Program is $0.3 billion, of which $0.1 billion was incurred in the quarter ended June 30, 2008 and $0.2 billion is expected to be spent over the remainder of 2008. We expect total cash expenditures related to the capacity actions to be $0.9 billion, of which we plan to spend $0.1 billion in 2008, $0.2 billion in 2009, and $0.6 billion beyond 2009.

Grow Aggressively in Emerging Markets.

Vehicle sales and revenues continue to grow globally, with the strongest growth in emerging markets such as China, India and the ASEAN region, as well as Russia, Brazil, the Middle East and the Andean region. We believe that growth in these emerging markets will continue to help mitigate challenging near-term market conditions in North America and Western Europe. As a result, even though we are reducing costs in many portions of our business, we expect to continue to expend previously planned levels of capital in these emerging markets, particularly China.

Continue to Develop and Implement our Advanced Propulsion Strategy.

We continue to develop and advance our alternative propulsion strategy, focused on fuel and other technologies, making energy diversity and environmental leadership a critical element of our ongoing strategy. In addition to continuing to improve the efficiency of our internal combustion engines, we are focused on the introduction of propulsion technologies which utilize alternative fuels and have intensified our efforts to displace traditional petroleum-based fuels. For example, we have entered into arrangements with battery and biofuel companies to support development of commercially viable applications of these technologies. We anticipate that this strategy will require a major commitment of technical and financial resources. Like others in the automotive industry, we recognize that the key challenge to our advanced propulsion strategy will be our ability to price our products to cover cost increases driven by new technology. Since the beginning of 2008, emissions legislation was passed or enacted in a number of Western European countries which we believe will increase our costs in these markets.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

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

Consolidated Results of Operations

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		2008 vs. 2007 Change		2008 vs. 2007 Change
	2008	2007	2008	2007	Amount	%	Amount	%
				(Dollars in millions)

Net sales and revenue:
Automotive sales	$37,673	$45,783	$79,617	$88,074	$(8,110)	(17.7)%	$(8,457)	(9.6)%
Financial services and insurance revenues	483	894	1,028	1,830	(411)	(46.0)%	(802)	(43.8)%

Total net sales and revenues	38,156	46,677	80,645	89,904	(8,521)	(18.3)%	(9,259)	(10.3)%

Costs and expenses:
Automotive cost of sales	43,546	41,666	81,698	80,395	1,880	4.5%	1,303	1.6%
Selling, general and administrative expense	3,754	3,293	7,453	6,604	461	14.0%	849	12.9%
Financial services and insurance expense	579	811	1,075	1,694	(232)	(28.6)%	(619)	(36.5)%
Other expenses	2,753	575	3,484	575	2,178	n.m.	2,909	n.m.

Operating income (loss)	(12,476)	332	(13,065)	636	(12,808)	n.m.	(13,701)	n.m.
Equity in income (loss) of GMAC LLC	(1,930)	118	(3,542)	(65)	(2,048)	n.m.	(3,477)	n.m.
Automotive interest and other expense, net	(952)	1	(1,408)	(277)	(953)	n.m.	(1,131)	n.m.

Income (loss) from continuing operations before income taxes, equity income and minority interests	(15,358)	451	(18,015)	294	(15,809)	n.m.	(18,309)	n.m.
Income tax expense (benefit)	308	(320)	961	(381)	(628)	(196.3)%	(1,342)	n.m.
Equity income, net of tax	128	170	260	326	(42)	(24.7)%	(66)	(20.2)%
Minority interests, net of tax	67	(157)	(6)	(259)	224	142.7%	253	97.7%

Income (loss) from continuing operations	(15,471)	784	(18,722)	742	(16,255)	n.m.	(19,464)	n.m.
Income from discontinued operations, net of tax	—	107	—	211	(107)	(100.0)%	(211)	(100.0)%

Net income (loss)	$(15,471)	$891	$(18,722)	$953	$(16,362)	n.m.	$(19,675)	n.m.

Automotive cost of sales rate	115.6%	91.0%	102.6%	91.3%	24.6%	n.m	11.3%	n.m
Net margin from net income (loss)	(40.5)%	1.9%	(23.2)%	1.1%	(42.4)%	n.m	(24.3)%	n.m
n.m. = not meaningful

Quarter and Year to Date Period Ended June 30, 2008 Compared to Quarter and Year to Date Period Ended June 30, 2007

In the quarter ended June 30, 2008, our Total net sales and revenues decreased $8.5 billion (or 18.3%) due to a decline in vehicle sales at GMNA, partially offset by increases in vehicle sales at GME and GMLAAM. Our lower revenues include $1.6 billion at GMNA related to declining residual values on fullsize pick-up trucks and sport utility vehicles. We reported an operating loss due to lower revenues and the impact of lower volume at GMNA, a labor stoppage at American Axle, higher costs associated with capacity related activities in North America and Europe and an increase in our liability relating to the Delphi Benefit Guarantee Agreements. Our loss from continuing operations and our net loss increased significantly because of the previously mentioned factors combined with continued and greater losses from our investment in GMAC, including our share of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

a $0.7 billion impairment charge on its portfolio of equipment under operating leases, a $0.7 billion impairment on our Common Membership Interests and a $0.6 billion impairment charge on our Preferred Membership Interests.

In the quarter ended June 30, 2008 we determined that GM Daewoo Auto & Technology Company (GM Daewoo), our 50.9% owned and consolidated Korean subsidiary, included in our GMAP segment, had been applying hedge accounting to certain derivative contracts designated as cash flow hedges of forecasted sales without fully considering whether these sales were at all times probable of occurring. Under SFAS No. 133, gains and losses on derivatives used to hedge a probable forecasted transaction are deferred as a component of Other comprehensive income and reclassified into earnings in the period the forecasted transaction occurs. Gains and losses on derivatives related to forecasted transactions that are not probable of occurring are required to be recorded in current period earnings. In the quarter ended June 30, 2008, we recognized in Automotive sales $442 million of losses ($285 million in income (loss) from continuing operations before income taxes) on these derivatives. This included a correction of our previous accounting by recognizing $407 million of losses ($262 million in income (loss) from continuing operations before income taxes and $150 million after-tax and after minority interests) on these derivatives which had been inappropriately deferred in Accumulated other comprehensive income. Approximately $250 million ($163 million in income (loss) from continuing operations before income taxes and $93 million after-tax and after minority interests) should have been recognized in earnings in the quarter ended March 31, 2008, and the remainder should have been recognized in prior periods, predominantly in 2007. We have not restated our condensed consolidated financial statements or prior annual financial statements because we have concluded that the effect of correcting for this item and other minor out-of-period adjustments is not material to the current quarter and to each of the earlier periods. Further information on each of our businesses and segments is presented later in this MD&A.

In the year to date period ended June 30, 2008, our Total net sales and revenues decreased $9.3 billion (or 10.3%) due to a decline in vehicle sales at GMNA, partially offset by increases in vehicle sales at GME, GMLAAM and GMAP. We reported an operating loss due to lower revenues and the impact of lower volume at GMNA, a labor stoppage at American Axle, higher costs associated with capacity related activities in North America and Europe and an increase in our liability relating to the Delphi Benefit Guarantee Agreements. Our loss from continuing operations and our net loss increased significantly, because of the previously mentioned factors combined with continued and greater losses from our investment in GMAC, including our share of a $0.7 billion impairment charge on its portfolio of equipment under operating leases, a $2.0 billion impairment charge on our GMAC Common Membership Interests and a $0.8 billion impairment charge on our GMAC Preferred Membership Interests. Further information on each of our businesses and segments is presented later in this MD&A.

Changes in Consolidated Financial Condition

Accounts and Notes Receivable, Net

Accounts and notes receivable, net totaled $8.9 billion and $9.7 billion at June 30, 2008 and December 31, 2007, respectively. The decrease of $0.7 billion (or 7.4%) results from various factors. GMNA decreased due to a $0.5 billion change in accounts receivable securitizations and allowances and lower receivable balance of $0.4 billion, primarily as a result of a decrease in sales. GMAP decreased $0.2 billion due to the decrease of $0.3 billion in dividends receivable partially offset by increased sales. This decrease was offset as GME increased $0.6 billion due to increased sales offset by a $0.2 billion transfer of accounts receivable financing to GMAC in 2008 and $0.2 billion of Foreign Currency Translation.

Accounts and notes receivable, net totaled $8.9 billion and $10.2 billion at June 30, 2008 and June 30, 2007, respectively. The decrease of $1.3 billion (or 12.6%) resulted from lower receivable balances at GMNA of $1.0 billion, primarily as a result of a decrease in sales. An additional $0.4 billion decrease in GMNA is due to a change in accounts receivable securitizations and allowances. GMAP decreased $0.1 billion due to a $0.4 billion decrease in dividends receivable, partially offset by an increase in sales. This decrease was offset as GME increased $0.4 billion due to Foreign Currency Translation and $0.1 billion due to the addition of a new unit and GMLAAM increased $0.1 billion due to increased sales.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Inventories

Inventories totaled $17.7 billion and $14.9 billion at June 30, 2008 and December 31, 2007, respectively. The increase of $2.8 billion (or 18.8%) is due to increases in each region. GME increased $1.5 billion due to a $1.2 billion increase in inventory build up related to the normal seasonal production cycle and $0.3 billion in Foreign Currency Translation. GMNA inventory increased $0.5 billion due to the American Axle work stoppage and $0.2 billion due to precious group metal prices. GMLAAM increased $0.4 billion and GMAP increased $0.3 billion, primarily related to finished goods.

Inventories totaled $17.7 billion and $15.1 billion at June 30, 2008 and June 30, 2007, respectively. The increase of $2.7 billion (or 17.7%) is due to increases in each region. GME increased $1.2 billion primarily due to $0.6 billion from Foreign Currency Translation and $0.4 billion from higher levels of inventory. Production volume increased $0.6 billion at GMAP and $0.4 billion at GMNA. GMLAAM increased $0.4 billion, primarily related to finished goods.

Financing Equipment on Operating Leases, Net

Financing equipment on operating leases, net totaled $3.8 billion and $6.7 billion at June 30, 2008 and December 31, 2007, respectively. The decrease of $2.9 billion (or 43.3%) is due to the planned reduction of Equipment on operating leases, net which we retained after selling 51% of our equity interest in GMAC, and the impact of the $105 million impairment charge discussed below.

Financing equipment on operating leases, net totaled $3.8 billion and $9.1 billion at June 30, 2008 and June 30, 2007, respectively. The decrease of $5.3 billion (or 58.4%) is due to the planned reduction of Equipment on operating leases, net which we retained after selling 51% of our equity interest in GMAC, and the impact of the $105 million impairment charge discussed below.

The quarter and year to date period ended June 30, 2008 include a $105 million impairment charge related to our portfolio of equipment on operating leases. The impairment charge was the result of our regular review of residual values related to these leased assets. In the quarter ended June 30, 2008, residual values of fullsize pick-up trucks and sport utility vehicles experienced a sudden and significant decline as a result of a shift in customer preference to passenger cars and crossover vehicles and away from sport utility vehicles, which is the primary reason for the impairment charge.

Financing Debt

Financing debt totaled $2.8 billion and $4.9 billion at June 30, 2008 and December 31, 2007, respectively. The decrease of $2.2 billion (or 43.9%) is due primarily to the repayment of debt secured by Equipment on operating leases, net which we retained after selling 51% of our equity interest in GMAC.

Financing debt totaled $2.8 billion and $7.1 billion at June 30, 2008 and June 30, 2007, respectively. This decrease of $4.4 billion (or 61.4%) is due primarily to the repayment of debt secured by Equipment on operating leases, net which we retained after selling 51% of our equity interest in GMAC.

Equity in Net Assets of GMAC LLC

Equity in net assets of GMAC LLC totaled $3.5 billion and $7.1 billion at June 30, 2008 and December 31, 2007, respectively. The decrease of $3.6 billion (or 51.2%) is attributable to a $2.0 billion impairment of the investment in the year to date period ended June 30, 2008 as well as the decline attributable to our share of GMAC’s net loss, recognized under the equity method, in the year to date period ended June 30, 2008 totaling $1.6 billion.

Equity in net assets of GMAC LLC totaled $3.5 billion and $7.6 billion at June 30, 2008 and June 30, 2007, respectively. The decrease of $4.1 billion (or 54.3%) is attributable to $2.6 billion of losses recognized under the equity method and the $2.0 billion impairment discussed above, offset by the $0.5 billion increase in our investment related to the 2007 conversion of Preferred Membership Interests to Common Membership Interests.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Current Assets and Deferred Income Taxes

Other current assets and deferred income taxes totaled $3.6 billion and $12.5 billion at June 30, 2008 and June 30, 2007, respectively. The decrease of $8.9 billion (or 71.3%) relates primarily to valuation allowances against our short-term deferred income tax assets established in the quarter ended September 30, 2007. These valuation allowances are discussed below.

Deferred Income Tax Asset

Deferred income tax assets totaled $1.0 billion and $2.1 billion at June 30, 2008 and December 31, 2007, respectively. The decrease of $1.1 billion (or 52.1%) resulted primarily from the establishment of valuation allowances relating to long-term deferred tax assets in Spain and the United Kingdom.

Deferred income tax assets totaled $1.0 billion and $32.4 billion at June 30, 2008 and June 30, 2007, respectively. The decrease of $31.4 billion (or 96.9%) relates primarily to establishing full valuation allowances in the quarter ended September 31, 2007 against our long-term deferred tax assets in the United States, Canada and Germany and in the quarter ended March 31, 2008 in Spain and the United Kingdom. Refer to Corporate and Other Operations discussion below for further information on the factors resulting in the decision to record the valuation allowance.

Short-term Borrowings and Current Portion of Long-term Debt

The Short-term borrowings and current portion of long-term debt balance totaled $8.0 billion and $6.0 billion at June 30, 2008 and December 31, 2007, respectively. The increase of $2.0 billion (or 32.4%) is primarily due to the reclassification of $1.5 billion of convertible debt from non-current to current and $0.9 billion of new borrowings at several of our subsidiaries in the quarter ended June 30, 2008. These increases were partially offset by payments at maturity totaling $0.5 billion.

The Short-term borrowings and current portion of long-term debt balance totaled $8.0 billion and $5.2 billion at June 30, 2008 and June 30, 2007, respectively. The increase of $2.9 billion (or 55.5%) is due to the reclassification of $1.5 billion of convertible debt and $0.8 billion of unsecured debt from non-current to current and $0.9 billion of new borrowings at several of our subsidiaries in the quarter ended June 30, 2008. These increases were partially offset by payments at maturity totaling $0.5 billion.

Long-term Debt

Long-term debt totaled $32.5 billion and $33.4 billion at June 30, 2008 and December 31, 2007, respectively. The decrease of $0.9 billion (or 2.8%) resulted from the reclassification of $1.5 billion of convertible debt from non-current to current partially offset by $0.3 billion of new borrowings at GMLAAM and $0.3 billion of effects of Foreign Currency Translation related to Euro-denominated debt.

Long-term debt totaled $32.5 billion and $34.1 billion at June 30, 2008 and June 30, 2007, respectively. The decrease of $1.7 billion (or 4.9%) resulted from the reclassification of $1.5 billion of convertible debt and $0.8 billion of unsecured bonds from non-current to current, partially offset by $0.6 billion of effects of Foreign Currency Translation related to Euro-denominated debt.

Accrued Expenses

Accrued expenses totaled $37.4 billion and $34.8 billion at June 30, 2008 and December 31, 2007, respectively. The increase of $2.6 billion (or 7.3%) is primarily due to increases in lease residual accruals totaling $1.6 billion, increases in other accruals (primarily related to 2008 Special Attrition Program and American Axle) totaling $1.1 billion, increases in derivatives contracts totaling $0.9 billion and value added taxes (VAT) taxes in GME totaling $0.4 billion. These increases were offset by a decrease in customer deposits totaling $1.0 billion and a $0.3 billion decrease in dealer sales incentives.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Accrued expenses totaled $37.4 billion and $34.6 billion at June 30, 2008 and June 30, 2007, respectively. The increase of $2.8 billion (or 7.9%) was primarily the result of increases in other accruals totaling $3.1 billion of which the most significant were a $0.9 billion increase in the Delphi accrual, a $0.5 billion increase in rental car sales allowances, a $0.4 billion increase in deferred revenue and increases in lease residual accruals totaling $1.6 billion. These increases are offset by a $1.8 billion decrease in customer deposits and $1.3 billion in lower sales incentives.

GMA Operations Financial Review

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		2008 vs. 2007 Change		2008 vs. 2007 Change
	2008	2007	2008	2007	Amount	%	Amount	%
	(Dollars in millions)

Total net sales and revenue	$37,673	$45,783	$79,617	$88,074	$(8,110)	(17.7)%	$(8,457)	(9.6)%

Automotive cost of sales	43,406	41,668	81,639	80,281	1,738	4.2%	1,358	1.7%
Selling, general and administrative expense	3,276	3,132	6,718	6,278	144	4.6%	440	7.0%

Operating income (loss)	(9,009)	983	(8,740)	1,515	(9,992)	n.m.	(10,255)	n.m.
Automotive interest and other expense, net	(244)	(193)	(517)	(592)	(51)	(26.4)%	75	12.7%

Income (loss) from continuing operations before income taxes, equity income and minority interests	(9,253)	790	(9,257)	923	(10,043)	n.m.	(10,180)	n.m.
Equity income, net of tax	128	170	260	324	(42)	(24.7)%	(64)	(19.8)%
Minority interests, net of tax	67	(157)	7	(258)	224	142.7%	265	102.7%

Income (loss) from continuing operations before income taxes	$(9,058)	$803	$(8,990)	$989	$(9,861)	n.m.	$(9,979)	n.m.

Income from discontinued operations, net of tax	$—	$107	$—	$211	$(107)	(100.0)%	$(211)	(100.0)%
Automotive cost of sales rate	115.2%	91.0%	102.5%	91.2%	24.2%	n.m.	11.3%	n.m.
Net margin from continuing operations before income taxes, equity income and minority interests	(24.6)%	1.7%	(11.6)%	1.0%	(26.3)%	n.m.	(12.6)%	n.m.

	(Volume in thousands)
Production Volume (a)	2,224	2,410	4,457	4,750	(186)	(7.7)%	(293)	(6.2)%
Vehicle Sales (b):
Industry	18,522	18,229	36,648	35,692	292	1.6%	956	2.7%
GM	2,287	2,407	4,540	4,675	(120)	(5.0)%	(135)	(2.9)%
GM market share — Worldwide	12.3%	13.2%	12.4%	13.1%	(0.9)%	n.m.	(0.7)%	n.m.
n.m. = not meaningful

(a)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.
(b)	Vehicle sales primarily represent sales to the ultimate customer.

This discussion highlights key changes in operating results within GMA. The drivers of these changes are discussed in the regional analyses that follow this section.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Quarter and Year to Date Period Ended June 30, 2008 Compared to Quarter and Year to Date Period Ended June 30, 2007

Industry Global Vehicle Sales

Industry vehicle sales grew strongly in all regions outside North America.

In the quarter ended June 30, 2008, industry vehicle sales increased 292,000 vehicles (or 1.6%) to 18.5 million vehicles. Asia Pacific region by 433,000 vehicles (or 8.5%) to 5.5 million vehicles; Latin America/Africa/Mid-East (LAAM) region increased 232,000 vehicles (or 13.3%) to 2.0 million vehicles; and Europe increased 145,000 vehicles (or 2.4%) to 6.3 million vehicles. These increases were offset as industry sales decreased in North America by 518,000 vehicles (or 9.8%) to 4.8 million vehicles.

In the year to date period ended June 30, 2008, industry vehicle sales increased 956,000 vehicles (or 2.7%) to 36.6 million vehicles. Asia Pacific region by 997,000 vehicles (or 9.5%) to 11.5 million vehicles; LAAM region increased 432,000 vehicles (or 12.7%) to 3.8 million vehicles; and Europe increased 379,000 vehicles (or 3.2%) to 12.2 million vehicles. These increases were offset as industry sales decreased in North America by 852,000 vehicles (or 8.5%) to 9.1 million vehicles.

GM Global Vehicle Sales

In the quarter ended June 30, 2008 our global vehicle sales decreased 120,000 (or 5.0%) as sales decreased at GMNA by 236,000 vehicles, offset by increases of 52,000 vehicles at GMLAAM, 49,000 vehicles at GMAP and 15,000 vehicles at GME.

In the quarter ended June 30, 2008, our global production volume decreased by 186,000 vehicles (or 7.7%). Production volume decreased at GMNA by 308,000 vehicles, offset by increases at GMAP of 48,000 vehicles, GMLAAM of 43,000 vehicles, GME of 31,000 vehicles.

In the year to date period ended June 30, 2008 our global vehicle sales decreased 135,000 vehicles (or 2.9%) as sales decreased at GMNA by 344,000 vehicles, offset by increases of 106,000 vehicles at GMLAAM, 72,000 vehicles at GMAP and 32,000 vehicles at GME.

In the year to date period ended June 30, 2008, our global production volume decreased by 293,000 vehicles. Production volume decreased at GMNA by 486,000 vehicles, offset by increases at GMAP of 116,000 vehicles, GMLAAM of 64,000 vehicles and GME of 13,000 vehicles.

Total Net Sales and Revenue

The decrease in Total net sales and revenue in the quarter ended June 30, 2008 of $8.1 billion (or 17.7%) was driven by a decline in Total net sales and revenue of $9.8 billion at GMNA and $0.1 billion at GMAP. The GMNA decrease includes $1.6 billion related to declining residual values on fullsize pick-up trucks and sport utility vehicles. The decrease was offset by increases of $1.1 billion at GME and $0.8 billion at GMLAAM.

The decrease in Total net sales and revenue in the year to date period ended June 30, 2008, of $8.5 billion (or 9.6%) was driven by a decline in Total net sales and revenue of $13.4 billion at GMNA as well as $0.3 billion in incremental inter-segment eliminations. The decrease was offset by increases of $2.5 billion at GME, $2.0 billion at GMLAAM and $0.8 billion at GMAP.

Automotive Cost of Sales

The increase in Automotive cost of sales in the quarter ended June 30, 2008 of $1.7 billion (or 4.2%) resulted from increases of $1.2 billion at GME, $0.7 billion at GMLAAM and $0.4 billion at GMAP, offset by a decline in Automotive cost of sales of $0.6 billion at GMNA.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

The increase in Automotive cost of sales in the year to date period ended June 30, 2008 of $1.4 billion (or 1.7%) resulted from increases of $2.4 billion at GME, $1.6 billion at GMLAAM and $1.1 billion at GMAP, offset by a decline in Automotive cost of sales of $3.4 billion at GMNA as well as $0.3 billion in incremental inter-segment eliminations.

Selling, General and Administrative Expense

The increase in Selling, general and administrative expense in the quarter ended June 30, 2008 of $0.1 billion (or 4.6%) was driven by increases of $0.1 billion at GME and $0.1 billion at GMAP offset by a decrease of $0.1 billion at GMLAAM.

The increase in Selling, general and administrative expense in the year to date period ended June 30, 2008 of $0.4 billion (or 7.0%) was driven by increases of $0.2 billion at GME and $0.1 billion at GMAP.

Automotive Interest and Other Income (Expense), Net

The decrease in Automotive interest and other income (expense), net in the quarter ended June 30, 2008 of $51 million (or 26.4%) resulted primarily from a decrease in GME’s VAT refund and lower interest income.

The improvement in Automotive interest and other income (expense), net in the year to date period ended June 30, 2008 of $75 million (or 12.7%) resulted primarily from a decrease in GME’s VAT refund.

Equity Income, Net of Tax

Equity income, net of tax, in the quarter ended June 30, 2008 decreased $42 million (or 24.7%) primarily as a result of $33 million in decreased equity earnings from investments at GMNA and $18 million in decreased equity earnings from investments at GMAP.

Equity income, net of tax, in the year to date period ended June 30, 2008 decreased $64 million (or 19.8%) primarily as a result of $66 million in decreased equity earnings from investments at GMNA and $11 million in decreased equity earnings from investments at GMAP offset by $14 million in gains from investments at GME.

Minority Interests, Net of Tax

The decrease in Minority interests, net of tax in the quarter ended June 30, 2008 of $0.2 billion (or 142.7%) resulted from decreased earnings of consolidated affiliates, most notably at GMAP.

The decrease in Minority interests, net of tax in the year to date period ended June 30, 2008 of $0.3 billion (or 102.7%) resulted from decreased earnings of consolidated affiliates, most notably at GMAP.

Income from Discontinued Operations, Net of Tax

In August 2007, we completed the sale of the commercial and military operations of Allison. Income from discontinued operations, net of tax, was $107 million and $211 million in the quarter and year to date period ended June 30, 2007, respectively.

Supplemental Categories for Expenses

We evaluate GMA and make certain decisions using supplemental categories for variable expenses and non-variable expenses. We believe these categories provide us with useful information and that investors would also find it beneficial to view the business in a similar manner.

We believe contribution costs, structural costs and impairment, restructuring and other charges provide meaningful supplemental information regarding our expenses because they place GMA expenses into categories that allow us to assess

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

the cost performance of GMA. We use these categories to evaluate our expenses, and believe that these categories allow us to readily view operating trends, perform analytical comparisons, benchmark expenses among geographic segments and assess whether the North American Turnaround Plan and globalization strategy for reducing costs are on target. We use these categories for forecasting purposes, evaluating management and determining our future capital investment allocations. Accordingly, we believe these categories are useful to investors in allowing for greater transparency of the supplemental information that we use in our financial and operational decision-making. These categories of expenses do not include the results of hedging activities with respect to interest rates, certain commodity prices and foreign currency exchange rates and the effect of foreign currency transactions and translation of financial assets and liabilities, which are included in Automotive cost of sales but are analyzed separately.

While we believe that contribution costs, structural costs and impairment, restructuring and other charges provide useful information, there are limitations associated with the use of these categories. Contribution costs, structural costs, impairment, restructuring and other charges may not be completely comparable to similarly titled measures of other companies due to potential differences between companies in the exact method of calculation. As a result, these categories have limitations and should not be considered in isolation from, or as a substitute for, other measures such as Automotive cost of sales and Selling, general and administrative expense. We compensate for these limitations by using these categories as supplements to Automotive cost of sales and Selling, general and administrative expense.

The total of contribution costs, structural costs, impairment, restructuring and other charges equals the total of Automotive cost of sales and Selling, general and administrative expense for GMA as shown below.

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		2008 vs. 2007 Change		2008 vs. 2007 Change
	2008	2007	2008	2007	Amount	%	Amount	%
	(Dollars in billions)

Contribution costs (a)	$28.9	$31.9	$58.1	$61.0	$(3.0)	(9.4)%	$(2.9)	(4.8)%
Structural costs (b)	12.9	12.6	26.0	25.3	0.3	2.4%	0.7	2.8%
Impairment, restructuring and other charges (c)	5.1	0.2	5.4	0.3	4.9	n.m.	5.1	n.m.
Derivative and certain foreign currency related items (d)	(0.2)	0.1	(1.2)	—	(0.3)	n.m.	(1.2)	n.m.

Total	$46.7	$44.8	$88.3	$86.6	$1.9	4.2%	$1.7	2.0%

Automotive cost of sales	$43.4	$41.7	$81.6	$80.3	$1.7	4.1%	$1.3	1.6%
Selling, general and administrative expense	3.3	3.1	6.7	6.3	0.2	6.5%	0.4	6.3%

Total	$46.7	$44.8	$88.3	$86.6	$1.9	4.2%	$1.7	2.0%

(a)	Contribution costs are expenses that we consider to be variable with production. The amount of contribution costs included in Automotive cost of sales was $28.6 billion and $31.6 billion in the quarters ended June 30, 2008 and 2007, respectively, and those costs were comprised of material cost, freight and policy and warranty expenses. The amount of contribution costs classified in Selling, general and administrative expenses was $0.3 billion in each of the quarters ended June 30, 2008 and 2007 and these costs were incurred primarily in connection with our dealer advertising programs. The amount of contribution costs included in Automotive cost of sales was $57.6 billion and $60.5 billion in the year to date periods ended June 30, 2008 and 2007, respectively. The amount of contribution costs classified in Selling, general and administrative expenses was $0.5 billion in each of the year to date periods ended June 30, 2008 and 2007.
(b)	Structural costs are expenses that do not generally vary with production and are recorded in both Automotive cost of sales and Selling, general and administrative expense. Such costs include manufacturing labor, pension and other postemployment benefits (OPEB) costs, engineering expense and marketing related costs. Certain costs related to restructuring and impairments that are included in Automotive cost of sales are also excluded from structural costs. The amount of structural costs included in Automotive cost of sales was $9.9 billion and $9.8 billion in the quarters ended June 30, 2008 and 2007, respectively, and the amount of structural costs included in Selling, general and administrative

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

expense was $3.0 billion and $2.8 billion in the quarters ended June 30, 2008 and 2007, respectively. The amount of structural costs included in Automotive cost of sales was $19.8 billion and $19.5 billion in the year to date periods ended June 30, 2008 and 2007, respectively, and the amount of structural costs included in Selling, general and administrative expense was $6.2 billion and $5.8 billion in the year to date periods ended June 30, 2008 and 2007, respectively.

(c)	Impairment, restructuring and other charges are included in Automotive cost of sales.
(d)	Derivative and certain foreign currency related items are included in Automotive cost of sales.

Contribution Costs

The decrease in contribution costs in the quarter ended June 30, 2008 was driven by lower global wholesale deliveries to dealers and the shift of sales mix in GMNA to cars from medium and fullsize pick-up trucks and sport utility vehicles. Decreased contribution costs at GMNA were partially offset by higher costs related to volume increases in the other regions for a net reduction of $4.6 billion. Foreign Currency Translation, due primarily to the weaker U.S. Dollar, increased costs by $1.5 billion. Other factors, net of favorable material performance, increased contribution costs $0.1 billion.

In the year to date period ended June 30, 2008, contribution costs decreased by $6.9 billion due to lower global volumes. Foreign Currency Translation increased contribution costs $3.0 billion. Other factors, net of favorable material performance, increased contribution costs by $1.0 billion.

Structural Costs

In the quarter ended June 30, 2008, structural costs decreased $0.6 billion from lower pension, OPEB and other manufacturing costs at GMNA. Global engineering and product development costs increased by $0.2 billion, and Foreign Currency Translation increased costs by $0.5 billion. Increased structural costs of $0.2 billion resulted from higher marketing and manufacturing costs in emerging markets driven by volume growth, with these costs partially offset by lower salaried incentive compensation at GMNA.

In the year to date period ended June 30, 2008, cost reductions of $1.1 billion from lower pension, OPEB and other manufacturing costs at GMNA were more than offset by increases of $1.8 billion in Foreign Currency Translation and other factors.

Restructuring and Other Charges

We incurred certain expenses related primarily to restructuring initiatives, which are included in Automotive cost of sales. Additional details regarding these expenses are included in Notes 12, 13 and 14 to our condensed consolidated financial statements. These expenses are comprised of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in millions)

Special attrition programs	$3,277	$(6)	$3,478	$(24)
Restructuring initiatives	1,274	136	1,397	231
Asset impairments	—	100	—	109
Other	537	(6)	537	(47)

Total	$5,088	$224	$5,412	$269

The amounts in the quarter ended June 30, 2008 are related to the following:

•	$3.3 billion of total charges for restructuring initiatives in GMNA related to special attrition programs, including related curtailment charges;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•	$1.3 billion of total charges for restructuring initiatives as follows: GMNA, $1.1 billion; GME, $0.1 billion; GMAP, $0.1 billion;
•	$0.3 billion of charges at GMNA related to our agreement with the CAW and $0.2 billion of charges at GMNA related to support we provided to American Axle.

The amounts in the quarter ended June 30, 2007 are related to the following:

•	$91 million net charge for restructuring initiatives at GMNA, including special attrition programs and $30 million and $9 million of charges for restructuring initiatives at GME and GMAP, respectively;
•	$95 million and $14 million of charges for asset specific impairment at GMNA and GMAP, respectively; and
•	Adjustment of $6 million at GMNA in conjunction with cessation of production at a previously divested business.

The amounts in the year to date period ended June 30, 2008 are related to the following:

•	$3.5 billion of total charges for restructuring initiatives in GMNA related to special attrition programs, including related curtailment charges;
•	$1.4 billion of total charges for restructuring initiatives as follows: GMNA, $1.1 billion; GME, $0.2 billion; GMAP, $0.1 billion;
•	$0.5 billion of other charges at GMNA noted above.

The amounts in the year to date period ended June 30, 2007 are related to the following:

•	$24 million of adjustments for restructuring initiatives in GMNA related to special attrition programs;
•	$0.2 billion of total charges for restructuring initiatives as follows: GMNA, $95 million; GME, $87 million; GMAP, $49 million;
•	$95 million and $14 million of charges for asset specific impairment at GMNA and GMAP, respectively; and
•	Adjustment of $47 million in conjunction with cessation of production at a previously divested business.

Derivative and Foreign Currency Related Items

Results of hedging activities with respect to interest rates, certain commodity prices and foreign currency exchange rates and the effect of foreign currency transactions and translation are included in Automotive cost of sales, but are excluded from structural and contribution costs. Such costs decreased $0.3 billion and $1.2 billion in the quarter and year to date period ended June 30, 2008 compared to the corresponding period in 2007, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Regional Results

GM North America

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		2008 vs. 2007 Change		2008 vs. 2007 Change
	2008	2007	2008	2007	Amount	%	Amount	%
				(Dollars in millions)

Total net sales and revenue	$19,820	$29,663	$44,363	$57,720	$(9,843)	(33.2)%	$(13,357)	(23.1)%

Automotive cost of sales	27,042	27,595	50,084	53,448	(553)	(2.0)%	(3,364)	(6.3)%
Selling, general and administrative expense	1,808	1,809	3,840	3,801	(1)	(0.1)%	39	1.0%

Operating income (loss)	(9,030)	259	(9,561)	471	(9,289)	n.m.	(10,032)	n.m.
Automotive interest and other expense, net	(304)	(357)	(568)	(780)	53	14.8%	212	27.2%

Loss from continuing operations before income taxes, equity income and minority interests	(9,334)	(98)	(10,129)	(309)	(9,236)	n.m.	(9,820)	n.m.
Equity income (loss), net of tax	(6)	27	(26)	40	(33)	(122.2)%	(66)	(165.0)%
Minority interests, net of tax	(6)	(17)	(3)	(27)	11	64.7%	24	88.9%

Loss from continuing operations before income taxes	$(9,346)	$(88)	$(10,158)	$(296)	$(9,258)	n.m.	$(9,862)	n.m.

Income from discontinued operations, net of tax	$—	$107	$—	$211	$(107)	(100.0)%	$(211)	(100.0)%
Automotive cost of sales rate	136.4%	93.0%	112.9%	92.6%	43.4%	n.m.	20.3%	n.m.
Net margin from continuing operations before income taxes, equity income and minority interests	(47.1)%	(0.3)%	(22.8)%	(0.5)%	(46.8)%	n.m.	(22.3)%	n.m.

	(Volume in thousands)
Production Volume (a):
Cars	382	402	742	801	(20)	(5.0)%	(59)	(7.4)%
Trucks	452	740	977	1,404	(288)	(38.9)%	(427)	(30.4)%

Total	834	1,142	1,719	2,205	(308)	(27.0)%	(486)	(22.0)%

Vehicle Sales (b):
Industry — North America	4,779	5,296	9,140	9,992	(518)	(9.8)%	(852)	(8.5)%
GMNA	964	1,200	1,911	2,256	(236)	(19.7)%	(344)	(15.3)%
GM market share — North America	20.2%	22.7%	20.9%	22.6%	(2.5)%	n.m.	(1.7)%	n.m.
Industry — U.S.	3,909	4,441	7,550	8,428	(532)	(12.0)%	(878)	(10.4)%
GM market share — U.S. industry	20.4%	22.8%	21.3%	22.8%	(2.4)%	n.m.	(1.5)%	n.m.
GM cars market share — U.S. industry	17.1%	19.4%	18.0%	19.4%	(2.3)%	n.m.	(1.4)%	n.m.
GM trucks market share — U.S. industry	24.3%	26.0%	24.6%	25.7%	(1.7)%	n.m.	(1.1)%	n.m.
n.m. = not meaningful

(a)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.
(b)	Vehicle sales primarily represent sales to the ultimate customer.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Quarter and Year to Date Period Ended June 30, 2008 Compared to Quarter and Year to Date Period Ended June 30, 2007

Industry Vehicle Sales

Industry vehicle sales in North America decreased for the quarter and year to date period ended June 30, 2008 by 518,000 vehicles (or 9.8%) and 852,000 vehicles (or 8.5%), respectively, principally due to weakness in the economy resulting from a decline in the housing market and rising gas prices. We expect that the weakness in the U.S. economy will continue to result in challenging near-term market conditions in GMNA. Refer to “Near-Term Market Challenges” in this MD&A for further discussion.

Total Net Sales and Revenue

Total net sales and revenue decreased in the quarter ended June 30, 2008 by $9.8 billion (or 33.2%) due to a decline in volumes and unfavorable mix of $8.4 billion. In addition, GMNA had unfavorable pricing of $1.7 billion primarily due to a $1.6 billion increase in the accrual for residual support programs for leased vehicles due to the decline in residual values of fullsize pick-up trucks and sport utility vehicles and weakness in the fullsize pick-up truck market. These factors were partially offset by favorable Foreign Currency Translation of $0.3 billion.

Total net sales and revenue decreased in the year to date period ended June 30, 2008 by $13.4 billion (or 23.1%) due to a decline in volumes and unfavorable mix of $11.9 billion. In addition, GMNA had unfavorable pricing of $2.1 billion primarily due to a $1.6 billion increase in the accrual for residual support programs for leased vehicles in the quarter ended June 30, 2008 due to the decline in residual values of fullsize pick-up trucks and sport utility vehicles and weakness in the fullsize pick-up truck market. These factors were partially offset by favorable Foreign Currency Translation of $0.6 billion.

The decrease in volume for the quarter and year to date period ended June 30, 2008 of 308,000 vehicles (or 27.0%) and 486,000 vehicles (or 22.0%), respectively, was driven by a reduction in U.S. industry sales volumes, lower production as a result of a work stoppage at our supplier American Axle and the impact of our declining market share in the United States.

The decline in U.S. industry market share for the quarter and year to date period ended June 30, 2008 of 2.4 and 1.5 percentage points, respectively, reflects macroeconomic factors including higher fuel prices and a shift in customer demand from trucks and sport utility vehicles to passenger cars and crossovers. This shift in customer preference was the leading contributor to the market share losses for GMNA in the U.S. market. Despite these economic and competitive pressures, new models in our portfolio of passenger cars and crossover vehicles performed well during the period.

In Canada, in the quarter ended June 30, 2008, industry sales decreased 4,000 vehicles (or 0.8%), which coupled with restricted availability of the fullsize pick-up trucks due to the American Axle work stoppage, led to a decrease in our Canada industry market share of 4.6 percentage points. In the year to date period ended June 30, 2008, while industry sales were up slightly in Canada by 20,000 vehicles (or 2.2%), these factors led to a decrease in our Canada industry market share of 3.2 percentage points.

Total industry sales in Mexico were up 12,000 vehicles (or 4.9%) in the quarter ended June 30, 2008, with our Mexico industry market share increasing by 0.4 percentage points, due mainly to growth in the economy and compact car segment. In the year to date period ended June 30, 2008, industry sales in Mexico were down slightly by 3,000 vehicles (or 0.6%), and our Mexico industry market share also decreased slightly by 0.1 percentage point.

Automotive Cost of Sales

Automotive cost of sales decreased in the quarter ended June 30, 2008 by $0.6 billion (or 2.0%) due to: (1) decreased costs related to lower production volumes and the mix of vehicles with lower sales volume of $4.9 billion; (2) manufacturing, retiree pension and OPEB savings of $0.6 billion from lower manufacturing costs and hourly headcount levels resulting from attrition and productivity improvements; and (3) favorable material and freight performance of $0.1 billion. These decreases were

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

partially offset by a $4.7 billion increase in charges for restructuring and other costs associated with GMNA’s special attrition programs, certain Canadian facility idlings and finalization of our negotiations with the CAW. Refer to “Key Factors Affecting Future and Current Results” in this MD&A for a discussion on the specific factors related to the 2008 Special Attrition Programs and facility idlings. In addition, GMNA had increases in Delphi-related charges of $0.4 billion which offset the decreases mentioned above.

Automotive cost of sales decreased in the year to date period ended June 30, 2008 by $3.4 billion (or 6.3%) primarily due to; (1) decreased costs related to lower production volumes and the mix of vehicles with lower sales volume of $7.2 billion; (2) manufacturing, retiree pension and OPEB savings of $1.1 billion from lower manufacturing costs and hourly headcount levels resulting from attrition and productivity improvements; (3) gains from commodity derivative contracts used to hedge forecasted purchases of raw materials of $0.7 billion; and (4) favorable material and freight performance of $0.2 billion. These decreases were partially offset by a $5.0 billion increase in charges for restructuring and other costs associated with GMNA’s special attrition programs, certain Canadian facility idlings and finalization of our negotiations with the CAW (mentioned above), increased Delphi-related charges of $0.4 billion, increased warranty costs of $0.2 billion, and unfavorable Foreign Currency Translation effects of $0.2 billion in 2008 due to appreciation of the Canadian Dollar against the U.S. Dollar in 2007.

Automotive cost of sales rate increased in the quarter and year to date period ended June 30, 2008 to 136.4% from 93.0% and to 112.9% from 92.6%, respectively, as the reduction in structural cost included in Automotive cost of sales did not fully offset the impact of the volume decline on revenue.

Selling, General and Administrative Expense

Selling, general and administrative expense in the quarter and year to date period ended June 30, 2008 decreased $1 million (or 0.1%) and increased $39 million (or 1.0%), respectively, as less favorable adjustments in the product liability reserve in the quarter ended June 30, 2008 compared to the corresponding period in 2007 were offset by reductions in incentive compensation costs.

Automotive Interest and Other Income (Expense), Net

Automotive interest and other income (expense), net decreased $53 million (or 14.8%) and $212 million (or 27.2%), respectively, in the quarter and year to date period ended June 30, 2008 primarily due to reductions in debt balances with other segments utilizing certain proceeds from the Allison sale.

Equity Income (Loss), Net of Tax

Equity income (loss), net of tax decreased $33 million (or 122.2%) and $66 million (or 165.0%), respectively, in the quarter and year to date period ended June 30, 2008 due to decreased income from GMNA’s investments in CAMI Automotive, Inc. (CAMI) as a result of lower production volume, combined with losses on asset disposals, and NUMMI as a result of lower volume and launch related expenses associated with the January 2008 introduction of the new Pontiac Vibe.

Income from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax relates to the commercial and military operations of Allison. Income from this business of $107 million and $211 million has been reported as discontinued operations in the quarter and year to date period ended June 30, 2007, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Europe

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		2008 vs. 2007 Change		2008 vs. 2007 Change
	2008	2007	2008	2007	Amount	%	Amount	%
				(Dollars in millions)

Total net sales and revenue	$10,579	$9,512	$20,488	$17,983	$1,067	11.2%	$2,505	13.9%

Automotive cost of sales	9,737	8,580	18,767	16,388	1,157	13.5%	2,379	14.5%
Selling, general and administrative expense	793	670	1,560	1,332	123	18.4%	228	17.1%

Operating income	49	262	161	263	(213)	(81.3)%	(102)	(38.8)%
Automotive interest and other income (expense), net	(37)	50	(80)	51	(87)	(174.0)%	(131)	n.m.

Income from continuing operations before income taxes, equity income and minority interests	12	312	81	314	(300)	(96.2)%	(233)	(74.2)%
Equity income, net of tax	21	12	34	20	9	75.0%	14	70.0%
Minority interests, net of tax	(13)	(9)	(20)	(15)	(4)	(44.4)%	(5)	(33.3)%

Income from continuing operations before income taxes	$20	$315	$95	$319	$(295)	(93.7)%	$(224)	(70.2)%

Automotive cost of sales rate	92.0%	90.2%	91.6%	91.1%	1.8%	n.m.	0.5%	n.m.
Net margin from continuing operations before income taxes, equity income and minority interests	0.1%	3.3%	0.4%	1.7%	(3.2)%	n.m.	(1.3)%	n.m.

	(Volume in thousands)
Production Volume (a)	495	464	988	975	31	6.7%	13	1.3%
Vehicle Sales (b):
Industry — Europe	6,267	6,122	12,227	11,848	145	2.4%	379	3.2%
GM Europe	590	575	1,161	1,129	15	2.5%	32	2.8%
GM market share — Europe	9.4%	9.4%	9.5%	9.5%	—%	n.m.	—%	n.m.
GM market share — Germany	9.2%	9.2%	9.3%	9.6%	—%	n.m.	(0.3)%	n.m.
GM market share — United Kingdom	16.0%	15.9%	15.3%	15.4%	0.1%	n.m.	(0.1)%	n.m.
GM market share — Russia	10.7%	9.7%	11.3%	9.5%	1.0%	n.m.	1.8%	n.m.
n.m. = not meaningful

(a)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.
(b)	Vehicle sales primarily represent sales to the ultimate customer, including unit sales of Chevrolet brand products in the region. The financial results from sales of Chevrolet brand products are reported as part of GMAP, because those vehicles are sold by GM Daewoo.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Quarter and Year to Date Period Ended June 30, 2008 Compared to Quarter and Year to Date Period Ended June 30, 2007

Industry Vehicle Sales

The growth in industry vehicle sales in the quarter ended June 30, 2008 of 145,000 vehicles (or 2.4%) primarily resulted from a 232,000 vehicle (or 33.7%) increase in Russia and increases of 52,000 vehicles (or 7.5%) in France, 45,000 vehicles (or 4.8%) in Germany and 39,000 vehicles (or 28.1%) in Ukraine. These increases were partially offset by decreases of 112,000 vehicles (or 21.2%) in Spain and 107,000 vehicles (or 14.0%) in Italy.

The growth in industry vehicle sales in the year to date period ended June 30, 2008 of 379,000 vehicles (or 3.2%) primarily resulted from similar trends in the same markets with a 417,000 vehicle (or 35.1%) increase in Russia and increases of 110,000 vehicles (or 46.2%) in Ukraine, 65,000 vehicles (or 4.8%) in France and 65,000 vehicles (or 3.7%) in Germany partially offset by decreases of 193,000 vehicles (or 18.9%) in Spain and 177,000 vehicles (or 11.3%) in Italy.

Total Net Sales and Revenue

Total net sales and revenue increased in the quarter ended June 30, 2008 by $1.1 billion (or 11.2%) due to: (1) a favorable effect of $1.1 billion in Foreign Currency Translation, driven mainly by the strengthening of the Euro and Swedish Krona versus the U.S. Dollar; (2) $0.2 billion due to higher volume; offset by (3) an unfavorable product mix of $0.3 billion caused primarily by increasing relative volume of lower priced vehicles such as the Agila and the Corsa and decreasing volume of higher priced vehicles, most notably the Antara.

Total net sales and revenue increased in the year to date period ended June 30, 2008 by $2.5 billion (or 13.9%) due to: (1) a favorable effect of $2.0 billion in Foreign Currency Translation, driven mainly by the strengthening of the Euro and Swedish Krona versus the U.S. Dollar; (2) $0.3 billion due to higher volume; offset by (3) an unfavorable product mix of $0.4 billion due to the same factors experienced in the quarter ended June 30, 2008 mentioned above.

In the quarter ended June 30, 2008, GME’s wholesale sales, which exclude sales of Chevrolet brand products, increased by 12,000 vehicles (or 2.5%). Wholesale volumes increased most significantly in both Russia and Germany, where wholesale volumes were each up 10,000 vehicles (or 53.7% and 13.9%, respectively), while wholesale volumes declined by 15,000 vehicles (or 36.8%) in Spain, and by 9,000 vehicles (or 16.2%) in Italy. The remainder of the change resulted from smaller increases in countries such as France and Portugal, sales to North America, and European sales of vehicles imported from the U.S.

GME’s wholesale sales, which exclude sales of Chevrolet brand products, increased 24,000 vehicles (or 2.6%) in the year to date period ended June 30, 2008. Wholesale volumes increased most significantly in Russia, by 25,000 vehicles (or 87.6%), and by 11,000 vehicles (or 7.4%) in Germany, while wholesale volumes declined by 24,000 vehicles (or 31.6%) in Spain, and by 19,000 vehicles (or 17.2%) in Italy. As mentioned above, the remainder of the change resulted from smaller increases in countries such as France and Portugal and other central European countries, sales to North America, and European sales of vehicles imported from the U.S.

Automotive Cost of Sales

Automotive cost of sales increased in the quarter ended June 30, 2008 by $1.2 billion (or 13.5%) due to: (1) an unfavorable Foreign Currency Translation effect of $1.2 billion; (2) $0.1 billion related to higher volume; offset by (3) a favorable product mix of $0.2 billion due to the movement away from higher cost vehicles.

Automotive cost of sales increased in the year to date period ended June 30, 2008 by $2.4 billion (or 14.5%) due to: (1) an unfavorable Foreign Currency Translation effect of $2.1 billion; (2) $0.2 billion related to higher volume; offset by (3) a favorable product mix of $0.2 billion.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive cost of sales rate worsened slightly in the quarter ended June 30, 2008 to 92.0% from 90.2% due to the slightly disproportional effect of Foreign Currency Translation on Total net sales and revenues and Automotive cost of sales.

Selling, General, and Administrative Expense

Selling, general and administrative expense increased in the quarter ended June 30, 2008 by $123 million (or 18.4%) due to unfavorable Foreign Currency Translation of $79 million and increased sales and marketing expenses of $70 million.

Selling, general and administrative expense increased in the year to date period ended June 30, 2008 by $228 million (or 17.1%) due to unfavorable Foreign Currency Translation of $142 million and increased sales and marketing expenses of $90 million.

GM Latin America/Africa/Mid-East

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		2008 vs. 2007 Change		2008 vs. 2007 Change
	2008	2007	2008	2007	Amount	%	Amount	%
	(Dollars in millions)

Total net sales and revenue	$5,109	$4,333	$9,872	$7,910	$776	17.9%	$1,962	24.8%

Automotive cost of sales	4,545	3,850	8,569	7,011	695	18.1%	1,558	22.2%
Selling, general and administrative expense	243	297	499	474	(54)	(18.2)%	25	5.3%

Operating income	321	186	804	425	135	72.6%	379	89.2%
Automotive interest and other income, net	121	109	156	125	12	11.0%	31	24.8%

Income from continuing operations before income taxes, equity income and minority interests	442	295	960	550	147	49.8%	410	74.5%
Equity income, net of tax	9	8	14	14	1	12.5%	—	—%
Minority interests, net of tax	(6)	(7)	(12)	(14)	1	14.3%	2	14.3%

Income from continuing operations before income taxes	$445	$296	$962	$550	$149	50.3%.	$412	74.9%.

Automotive cost of sales rate	89.0%	88.9%	86.8%	88.6%	0.1%	n.m.	(1.8)%	n.m
Net margin from continuing operations before income taxes, equity income and minority interests	8.7%	6.8%	9.7%	7.0%	1.9%	n.m.	2.7%	n.m.

	(Volume in thousands)
Production Volume (a)	276	233	519	455	43	18.5%	64	14.1%
Vehicle Sales (b):
Industry — LAAM	1,982	1,750	3,826	3,394	232	13.3%	432	12.7%
GMLAAM	346	294	670	564	52	17.7%	106	18.7%
GM market share — LAAM	17.5%	16.8%	17.5%	16.6%	0.7%	n.m.	0.9%	n.m.
GM market share — Brazil	20.0%	20.1%	20.4%	20.1%	(0.1)%	n.m.	0.3%	n.m.
n.m. = not meaningful

(a)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.
(b)	Vehicle sales primarily represent sales to the ultimate customer.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Quarter and Year to Date Period Ended June 30, 2008 Compared to Quarter and Year to Date Period Ended June 30, 2007

Industry Vehicle Sales

Industry vehicle sales in the GMLAAM region increased in the quarter and year to date period ended June 30, 2008 by 232,000 vehicles (or 13.3%) and 432,000 vehicles (or 12.7%), respectively, due to strong growth throughout the region.

In the quarter ended June 30, 2008, growth was attributable to increases in Brazil of 170,000 vehicles (or 28.9%), Argentina of 31,000 vehicles (or 23.6%), the Middle East (excluding Israel) of 26,000 vehicles (or 6.5%), Egypt of 20,000 vehicles (or 36.0%), and Chile of 15,000 vehicles (or 28.4%), offset by declines in Venezuela of 39,000 vehicles (or 34.2%), and in South Africa of 24,000 vehicles (or 16.5%).

In the year to date period ended June 30, 2008, growth was attributable to increases in Brazil of 325,000 vehicles (or 30.0%), the Middle East (excluding Israel) of 48,000 vehicles (or 6.2%), Argentina of 39,000 vehicles (or 13.1%), Egypt of 37,000 vehicles (or 36.0%), offset by declines in Venezuela of 58,000 vehicles (or 27.4%), and in South Africa of 45,000 vehicles (or 14.7%).

Total Net Sales and Revenue

Total net sales and revenue increased in the quarter ended June 30, 2008 by $0.8 billion (or 17.9%) primarily due to: (1) favorable effect of Foreign Currency Translation of $0.3 billion, primarily related to the Brazilian Real and Colombian Peso; (2) favorable vehicle pricing of $0.2 billion; and (3) $0.2 billion in higher volumes across most GMLAAM business units, including increased revenues in Brazil and Argentina, partially offset by decreases in Venezuela, Colombia and South Africa.

Total net sales and revenue increased in the year to date period ended June 30, 2008 by $2.0 billion (or 24.8%) due to: (1) favorable effect of Foreign Currency Translation of $0.7 billion, primarily related to the Brazilian Real and Colombian Peso; (2) $0.6 billion in higher volumes across most GMLAAM business units; (3) favorable vehicle pricing of $0.3 billion; and (4) $0.3 billion of favorable product mix in our vehicle portfolio.

Automotive Cost of Sales

Automotive cost of sales increased in the quarter ended June 30, 2008 by $0.7 billion (or 18.1%) due to: (1) unfavorable Foreign Currency Translation of $0.3 billion; (2) higher content cost of $0.1 billion; (3) increased volume impact in the region of $0.1 billion; and (4) a combination of higher engineering costs and exchange loss in Brazil and increased logistics costs and foreign exchange transaction losses on purchases of Treasury bills in Venezuela resulting in an increase of $0.1 billion.

Automotive cost of sales increased in the year to date period ended June 30, 2008 by $1.6 billion (or 22.2%) due to: (1) unfavorable Foreign Currency Translation of $0.6 billion; (2) increased volume impact in the region of $0.4 billion; (3) unfavorable product mix impact of $0.2 billion; (4) higher content cost of $0.1 billion; and (5) the above mentioned combination of higher engineering costs and exchange loss in Brazil and increased logistics costs and foreign exchange transaction losses on purchases of Treasury bills in Venezuela resulting in an increase of $0.1 billion.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased in the quarter ended June 30, 2008 by $54 million (or 18.2%) due to: (1) a one time $66 million charge recorded in the quarter ended June 30, 2007 by General Motors do Brasil Ltd. (GM do Brasil) for additional retirement benefits under a government sponsored pension plan; (2) a decrease of $30 million in marketing, commercial and other administrative expenses at GM do Brasil; offset by (3) unfavorable Foreign Currency Translation impact of $34 million; and (4) an unfavorable increase in the cost of these expenses of $8 million.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expense increased in the year to date period ended June 30, 2008 by $25 million (or 5.3%), resulting from: (1) unfavorable Foreign Currency Translation effect of $51 million; (2) a $22 million increase in marketing, commercial and other administrative expenses due to general market expansion and financial transaction taxes due to new legislation in Venezuela; (3) an unfavorable increase in the cost of these expenses of $16 million; offset by (4) the above mentioned one time $66 million charge for additional retirement benefits recorded by GM do Brasil in the quarter ended June 30, 2007.

Automotive Interest and Other Income, Net

Automotive interest and other income, net increased in the quarter ended June 30, 2008 by $12 million (or 11.0%) due to: (1) favorable effect of Foreign Currency Translation of $16 million, primarily related to the Brazilian Real; (2) an increase of $5 million in net interest income at General Motors Venezolana, C.A. (GM Venezolana) from additional cash on hand; offset by (3) a net decrease of $9 million attributed to the items mentioned below.

In the quarter ended June 30, 2007, GM do Brasil recorded a gain of $87 million associated with the recovery of previously overpaid employee taxes and benefits and reversed a previously established tax reserve for $34 million associated with duties, federal excise tax and related matters which were no longer required. In addition, GM do Brasil recorded a $43 million charge for potential taxes related to matters concerning improperly registered material included in consignment contracts.

In the quarter ended June 30, 2008, GM do Brasil prepaid part of its existing loan related to VAT taxes with the State government of Rio Grande do Sul in Brazil, which resulted in a pre-tax gain of $54 million. GM do Brasil also reversed a tax reserve of $22 million due to winning a legal case on overpaid social contribution taxes; which was offset by the recording of a $7 million charge for potential taxes and related matters concerning improperly registered material included in consignment contracts.

Automotive interest and other income, net increased in the year to date period ended June 30, 2008 by $31 million (or 24.8%) due to: (1) favorable effect of Foreign Currency Translation of $18 million; (2) an increase of $19 million in net interest income at GM Venezolana from additional cash on hand; offset by (3) a net decrease of $9 million attributed to the items mentioned above.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Asia Pacific

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		2008 vs. 2007 Change		2008 vs. 2007 Change
	2008	2007	2008	2007	Amount	%	Amount	%
				(Dollars in millions)

Total net sales and revenue	$5,158	$5,287	$10,454	$9,695	$(129)	(2.4)%	$759	7.8%

Automotive cost of sales	5,066	4,659	9,779	8,668	407	8.7%	1,111	12.8%
Selling, general and administrative expense	430	354	813	667	76	21.5%	146	21.9%

Operating income (loss)	(338)	274	(138)	360	(612)	n.m.	(498)	(138.3)%
Automotive interest and other income (expense), net	(21)	8	(19)	16	(29)	n.m.	(35)	n.m.

Income (loss) from continuing operations before income taxes, equity income and minority interests	(359)	282	(157)	376	(641)	n.m.	(533)	(141.8)%
Equity income, net of tax	104	122	238	249	(18)	(14.8)%	(11)	(4.4)%
Minority interests, net of tax	92	(124)	42	(202)	216	174.2%	244	120.8%

Income (loss) from continuing operations before income tax	$(163)	$280	$123	$423	$(443)	(158.2)%	$(300)	(70.9)%

Automotive cost of sales rate	98.2%	88.1%	93.5%	89.4%	10.1%	n.m.	4.1%	n.m.
Net margin from continuing operations before income taxes, equity income and minority interests	(7.0)%	5.3%	(1.5)%	3.9%	(12.3)%	n.m.	(5.4)%	n.m.

	(Volume in thousands)
Production Volume (a)(b)	619	571	1,231	1,115	48	8.4%	116	10.4%
Vehicle Sales (a)(c):
Industry — Asia Pacific	5,494	5,061	11,455	10,458	433	8.5%	997	9.5%
GMAP	387	338	798	726	49	14.6%	72	9.9%
GM market share — Asia Pacific (d)	7.0%	6.7%	7.0%	6.9%	0.3%	n.m.	0.1%	n.m.
GM market share — Australia	12.2%	14.5%	12.7%	14.7%	(2.3)%	n.m.	(2.0)%	n.m.
GM market share — China (d)	11.3%	10.7%	11.9%	12.3%	0.6%	n.m.	(0.4)%	n.m.
n.m. = not meaningful

(a)	Includes GM Daewoo, Shanghai GM and SAIC-GM-Wuling Automobile Co., Ltd. (SGMW) joint venture production/sales. We own 34% of SGMW and under the joint venture agreement have significant rights as a member as well as the contractual right to report SGMW sales in China as part of our global market share.
(b)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.
(c)	Vehicle sales primarily represent sales to the ultimate customer.
(d)	Includes SGMW joint venture sales.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Quarter and Year to Date Period Ended June 30, 2008 Compared to Quarter and Year to Date Period Ended June 30, 2007

Industry Vehicle Sales

Industry vehicle sales in the Asia Pacific region increased in the quarter and year to date period ended June 30, 2008 by 433,000 vehicles (or 8.5%) and 997,000 vehicles (or 9.5%), respectively, mainly due to sustained growth in China, India, Thailand, Indonesia and Malaysia. However, the recent fuel price increases and high inflation levels in several markets caused the growth to moderate.

In the quarter ended June 30, 2008, industry vehicle sales increased by 297,000 vehicles (or 13.7%) in China, 65,000 vehicles (or 14.4%) in India, 35,000 vehicles (or 30.9%) in Indonesia and 23,000 vehicles (or 20.2%) in Malaysia.

In the year to date period ended June 30, 2008, industry vehicle sales increased by 716,000 vehicles (or 16.9%) in China, 109,000 vehicles (or 11.0%) in India, 86,000 vehicles (or 43.7%) in Indonesia and 49,000 vehicles (or 22.1%) in Malaysia.

Total Net Sales and Revenue

Total net sales and revenue decreased in the quarter ended June 30, 2008 by $0.1 billion (or 2.4%) due to: (1) an unfavorable $0.4 billion immaterial adjustment related to correcting our hedge accounting practices; (2) an unfavorable mix of $0.2 billion primarily at GM Daewoo; offset by (3) a $0.4 billion increase driven by growth in export volumes from GM Daewoo and across most GMAP business units; and (4) $0.1 billion favorable effect of Foreign Currency Translation, primarily related to the Australian Dollar. Refer to Note 17 to the condensed consolidated financial statements for further information regarding our hedging adjustment.

Total net sales and revenue increased in the year to date period ended June 30, 2008 by $0.8 billion (or 7.8%) due to: (1) $1.0 billion increase driven by growth in export volumes from GM Daewoo and across most GMAP business units; (2) $0.3 billion favorable effect of Foreign Currency Translation, primarily related to the Australian Dollar; offset by (3) an unfavorable $0.4 billion immaterial adjustment related to correcting our hedge accounting practices as mentioned above; and (4) an unfavorable mix of $0.1 billion across most GMAP business units.

Automotive Cost of Sales

Automotive cost of sales increased in the quarter ended June 30 2008 by $407 million (or 8.7%) due to a $363 million increase driven by growth in export volumes from GM Daewoo and higher volumes across most GMAP business units and a $44 million unfavorable effect of Foreign Currency Translation, primarily related to the Australian Dollar.

Automotive cost of sales increased in the year to date period ended June 30 2008 by $1.1 billion (or 12.8%) due to a $0.9 billion increase driven by growth in export volumes from GM Daewoo and higher volumes across most GMAP business units and a $0.2 billion unfavorable effect of Foreign Currency Translation, primarily related to the Australian Dollar.

Selling, General and Administrative Expense

Selling, general and administrative expense increased in the quarter ended June 30 2008 by $76 million (or 21.5%) due to increased selling expenses of $39 million, primarily at GM Daewoo and GM Holden, Ltd. (GM Holden), and increased general administrative expenses of $37 million in line with the growth in business across various operations in the region.

Selling, general and administrative expense increased in the year to date period ended June 30 2008 by $146 million (or 21.9%) due to increased selling expenses of $83 million, primarily at GM Daewoo and GM Holden and increased general administrative expenses of $63 million in line with the growth in business across various operations in the region.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive Interest and Other Income, Net

Automotive interest and other income, net decreased in the quarter and year to date period ended June 30, 2008 by $29 million and $35 million, respectively, due to lower interest income.

Equity Income, Net of Tax

Equity income, net of tax decreased in the quarter and year to date period ended June 30, 2008 by $18 million (or 14.8%) and $11 million (or 4.4%), respectively, due to a decline in our China joint ventures’ income as growth in volume was more than offset by unfavorable mix and higher expenses.

Minority Interests, Net of Tax

Minority interests, net of tax decreased in the quarter ended June 30 2008 by $0.2 billion (or 174.2%) as GM Daewoo income declined by $0.4 billion primarily due to an unfavorable immaterial adjustment related to correcting our hedge accounting practices as mentioned above.

Minority interests, net of tax decreased in the year to date period ended June 30, 2008 by $0.2 billion (or 120.8%) as GM Daewoo income declined by $0.5 billion due to $0.1 billion unfavorable mix and higher expenses and an unfavorable immaterial adjustment related to correcting our hedge accounting practices as mentioned above.

FIO Financial Review

Our FIO business includes our share of the operating results of GMAC’s lines of business consisting of Automotive Finance Operations, Mortgage Operations, Insurance, and Other, which includes GMAC’s Commercial Finance business and GMAC’s equity investment in Capmark Financial Group (previously GMAC Commercial Mortgage). Also included in FIO are the financing entities that are not consolidated by GMAC as well as two special purpose entities holding automotive leases previously owned by GMAC and its affiliates that we retained in connection with the divestiture of our 51% equity interest in GMAC in fiscal year 2006.

In the quarter and year to date period ended June 30, 2008, we recorded impairment charges of $1.3 billion and $2.8 billion, respectively, to reduce the carrying value of our Common and Preferred Membership Interests in GMAC to fair value. Refer to Note 11 to the condensed consolidated financial statements for details on the valuation methodology utilized to determine fair value.

In our 2007 10-K, we had previously disclosed that we did not believe our investment in GMAC was impaired. Many economic factors which were unstable at December 31, 2007 may affect GMAC’s ability to generate sustainable earnings and continue distributions on its Preferred Membership Interests and, accordingly, impact our assessment of impairment. The factors included:

•	The instability of the global credit and mortgage markets and the related effect on GMAC’s Residential Capital, LLC (ResCap) subsidiary as well as its automotive finance, insurance and other operations;
•	The deteriorating conditions in the residential and home building markets, including significant changes in the mortgage secondary market, tightening underwriting guidelines and reduced product offerings;
•	Recent credit downgrades of GMAC and ResCap and the effect on their ability to raise capital necessary on acceptable terms; and
•	Effect of the expected near-term automotive market conditions on GMAC’s automotive finance operations.

In the quarter ended March 31, 2008, all of these factors showed further deterioration from December 31, 2007, specifically:

•	Reduced commitment levels and lower effective advance rates for secured funding at ResCap;
•	The necessity of GMAC continuing to provide funding and capital infusions to its ResCap subsidiary;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•	Further deterioration in the residential and home building markets and the uncertainty of the timing of any recovery;
•	Further instability in the global credit and mortgage markets; and
•	Further downgrades of GMAC’s and ResCap’s credit ratings.

In the quarter ended June 30, 2008, all of these factors showed further deterioration from December 31, 2007 and March 31, 2008, specifically:

•	Reduced consumer demand for automobiles, particularly pick-up trucks and sport utility vehicles;
•	Deterioration in the residual value of GMAC’s vehicles on operating leases, resulting in an impairment charge of $716 million; and
•	Increased instability of the European credit and mortgage markets combined with the continuing instability of the global markets caused significant losses at as well as liquidity issues for ResCap.

Based on these factors, we believed that a decline in value of our investments in GMAC occurred in the quarter and year to date period ended June 30, 2008. Accordingly, we performed an assessment under the provisions of Accounting Principles Board Opinion (APB) No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB No. 18), to determine whether this decline in value was “other than temporary.” We concluded that the decline was other than temporary and, accordingly, we reduced the carrying value of our investments to fair value as determined under Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). Our conclusions were reached after considering the severity of the impairment and whether the value would recover in a reasonable period. After reviewing these factors, we concluded that the decline in value was other than temporary. This assessment utilizes significant management judgment. We will continue to monitor our investments to determine if future declines in value are indicated and whether such declines are other than temporary. Continued or decreased demand for automobiles, further deterioration in the residual value of vehicles and continued or increased instability of the global credit and mortgage markets could further negatively impact GMAC’s lines of businesses, and result in future impairments of our investment in GMAC Common and Preferred Membership Interests. However, such declines may not result in further impairment charges if we determine they are temporary.

In the quarter ended June 30, 2008, residual values of sport utility vehicles and fullsize pick-up trucks experienced a sudden and significant decline as a result of a shift in customer preference to passenger cars and crossover vehicles and away from sport utility vehicles and fullsize pick-up trucks. This decline in residual values is the primary factor responsible for the impairment charge of $0.7 billion and $0.1 billion recorded by GMAC and us, respectively, in the quarter ended June 30, 2008 related to Equipment on operating leases, net. In addition to the impairment charges recorded, GMNA increased residual support and risk sharing accruals by $1.6 billion related to its obligations under residual support and risk sharing agreements related to Equipment on operating leases, net.

Quarter and Year to Date Period Ended June 30, 2008 Compared to Quarter and Year to Date Period Ended June 30, 2007

FIO reported loss before income taxes of $2.6 billion in the quarter ended June 30, 2008 as compared to income before income taxes of $240 million in the corresponding period in 2007. FIO reported a loss before income taxes of $4.2 billion in the year to date period ended June 30, 2008 compared to income before income taxes of $160 million in the corresponding period in 2007. Refer to the commentary below for a detailed discussion of the events and factors contributing to this change.

GMAC reported a net loss of $2.5 billion in the quarter ended June 30, 2008, compared to net income of $293 million in the corresponding period in 2007, and a net loss of $3.1 billion in the year to date period ended June 30, 2008, compared to a net loss of $12 million in the corresponding period in 2007. GMAC’s 2008 results reflect a $0.7 billion impairment of vehicle operating lease assets in its North American operations as a result of declining vehicle sales and lower used vehicle prices for certain segments. Results also reflect significant losses recognized by ResCap related to asset sales, unfavorable valuation adjustments and higher loan loss provisions, due to continued deterioration in the mortgage market. The losses were partially offset by a gain on the extinguishment of debt of $0.6 billion and $1.1 billion in the quarter and year to date period ended June 30, 2008, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Global Automotive Finance operations experienced a net loss in the quarter and year to date period ended June 30, 2008. Weaker performance was primarily driven by a $0.7 billion impairment on operating lease assets in its North American operations, which more than offset profits in its International operations. Additional factors affecting results were an increase in the provision for credit losses, due to increased severity, and lower gains on sales.

ResCap’s results for the quarter and year to date period ended June 30, 2008 were adversely affected by continued pressure in the domestic housing markets and the foreign mortgage and capital markets. The adverse conditions resulted in lower net interest margins, lower loan production, significant realized losses on sales of mortgage loans, fair value declines related to mortgage loans held-for-sale and trading securities, impairments on real estate investments, and reduced gains associated with the disposition of real estate acquired through foreclosure. As these market conditions persist, particularly in the foreign markets, these unfavorable effects on its results of operations may continue.

Insurance Operations’ net income in the quarter ended June 30, 2008 increased in comparison with the corresponding period in 2007 primarily due to the favorable resolution of a tax audit. The increase was partially offset by an increase in incurred losses partially related to weather-related events. Net income for the year to date period ended June 30, 2008 decreased in comparison with the corresponding period in 2007 primarily due to an increase in losses.

GMAC’s Other operations’ results decreased in the quarter and year to date period ended June 30, 2008 compared to the corresponding period in 2007, primarily due to increased interest expense for corporate activities due to increased borrowings, losses experienced by its Commercial Finance Group, and a decrease in equity investment income.

FIO’s Other Financing reported loss before income taxes of $54 million in the quarter ended June 30, 2008 as compared to income before income taxes of $86 million in the corresponding period in 2007. The decrease is primarily due to the $105 million impairment charge related to equipment on operating leases in the quarter ended June 30, 2008. FIO Other Financing reported income before income taxes of $37 million in the year to date period ended June 30, 2008 compared to income before income taxes of $140 million in the corresponding period in 2007.

FIO’s loss in the quarter and year to date period ending June 30, 2008 included the impairment charges related to our investment in GMAC Common and Preferred Membership Interests discussed above. In the quarter and year to date period ended June 30, 2008, we recorded impairment charges of $0.7 billion and $2.0 billion, respectively, related to our investment in GMAC Common Membership Interests, and in the quarter and year to date period ended June 30, 2008 we recorded impairment charges of $0.6 billion and $0.8 billion, respectively, related to our investment in GMAC Preferred Membership Interests.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Corporate and Other Operations

					Three Months		Six Months
	Three Months		Six Months		Ended		Ended
	Ended		Ended		2008 vs. 2007		2008 vs. 2007
	June 30,		June 30,		Change		Change
	2008	2007	2008	2007	Amount	%	Amount	%
	(Dollars in millions)

Total net sales and revenues	$—	$—	$—	$—	$—	—%	$—

Automotive cost of sales	140	(2)	59	114	142	n.m.	(55)	(48.2)%
Selling, general and administrative expense	478	161	735	326	317	196.9%	409	125.5%
Other expense	2,807	575	3,593	575	2,232	n.m.	3,018	n.m.

Operating loss	(3,425)	(734)	(4,387)	(1,015)	(2,691)		(3,372)	n.m.
Automotive interest and other income (expense), net	(74)	155	(141)	226	(229)	(147.7)%	(367)	(162.4)%

Loss from continuing operations before income taxes, other equity income and minority interests	(3,499)	(579)	(4,528)	(789)	(2,920)	n.m.	(3,739)	n.m.
Income tax expense (benefit)	1,045	(364)	1,690	(431)	1,409	n.m.	2,121	n.m.
Equity income, net of tax	—	—	—	2	—	n.m.	(2)	(100.0)%
Minority interests, net of tax	(1)	—	(1)	(1)	(1)	n.m.	—	n.m.

Net loss	$(4,545)	$(215)	$(6,219)	$(357)	$(4,330)		$(5,862)

n.m. = not meaningful

Corporate and Other includes certain centrally recorded income and costs, such as interest and income taxes, corporate expenditures, the elimination of inter-segment transactions and costs related to pension and OPEB for Delphi retirees and retirees of other divested businesses for which we have retained responsibility.

Quarter and Year to Date Period Ended June 30, 2008 Compared to Quarter and Year to Date Period Ended June 30, 2007

Automotive cost of sales increased in the quarter ended June 30, 2008 by $142 million, primarily due to $190 million of unfavorable Foreign Currency Translation, partially offset by decreased legacy costs. Automotive cost of sales decreased in the year to date period ended June 30, 2008 by $55 million (or 48.2%), primarily due to lower legacy costs of $63 million.

Selling, general and administrative expense increased in the quarter ended June 30, 2008 by $0.3 billion (or 196.9%) primarily from a charge of $0.3 billion related to settlement of legal issues. The charge for settlement of legal issues and an increase of $0.1 billion for consulting and other outside services was the primary cause for the increase of $0.4 billion (or 125.5%) in Selling, general and administrative costs in the year to date period ended June 30, 2008.

Other expenses increased in the quarter and year to date period ended June 30, 2008 by $2.2 billion and $3.0 billion, respectively, primarily due to additional charges recorded for Delphi. In the quarter ended June 30, 2008, charges were comprised of $2.8 billion related to the Delphi Benefit Guarantee Agreements and $0.1 billion related to transactions with other FIO. In the corresponding period in 2007, Other expenses related solely to charges of $0.6 billion in connection with the Delphi Benefit Guarantee Agreements. In the year to date period ended June 30, 2008, Other expenses included $3.5 billion related to the Delphi Benefit Guarantee Agreements and $0.1 billion related to transactions with other FIO.

Automotive interest and other income (expense), net decreased in the quarter and year to date period ended June 30, 2008 by $0.2 billion (or 147.7%) and $0.4 billion (or 162.4%), respectively, due to: (1) lower interest income, driven by lower interest

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

rates and cash balances; (2) favorable interest recognized in 2007 in connection with various tax related items; partially offset by (3) a gain of $50 million from the sale of our common equity interest in Electro-Motive Diesel, Inc.

The increase in Income tax expense (benefit) in the quarter and year to date periods ended June 30, 2008 primarily resulted from two factors: (1) no longer recognizing the income tax benefit of losses in the United States, Canada, Germany, Spain and the United Kingdom due to the effect of full valuation allowances in these jurisdictions; and (2) the effect of recording valuation allowances against our net deferred tax assets in Spain and the United Kingdom as it relates to the year to date period.

In the quarter and year to date period ended June 30, 2007, we concluded that it was more likely than not that we would realize our net deferred tax assets in the United States, Canada, Germany, Spain and the United Kingdom and, accordingly, continued to record tax benefits from losses incurred and tax expense related to income generated in these jurisdictions. However, in the quarter ended September 30, 2007, our assessment changed with regard to the United States, Canada and Germany and we concluded that it was more likely than not that we would not generate sufficient taxable income to realize our net deferred tax assets in these tax jurisdictions, either in whole or in part, and, accordingly, recorded full valuation allowances against these net deferred tax assets. This change was primarily due to a decline in actual results from our previous forecast and a significant downward revision in our near-term (2008 and 2009) financial outlook.

In addition, in the quarter ended March 31, 2008, we determined that it was more likely than not that we would not realize our net deferred tax assets, in whole or in part, in Spain and the United Kingdom and recorded full valuation allowances totaling $0.4 billion against our net deferred tax assets in these tax jurisdictions. The following summarizes the significant changes occurring in the quarter ended March 31, 2008, which resulted in our decision to record these full valuation allowances.

In the United Kingdom, we were in a three-year adjusted cumulative loss position and our near-term and mid-term financial outlook for automotive market conditions was more challenging than we believed at December 31, 2007. Our outlook deteriorated based on our projections of the combined effects of the challenging foreign exchange environment and unfavorable commodity prices. Additionally, we increased our estimate of the potential costs that may arise from the regulatory and tax environment relating to carbon dioxide (CO2) emissions in the European Union, including legislation enacted or announced during 2008.

In Spain, although we were not currently in a three-year adjusted cumulative loss position, our near-term and mid-term financial outlook deteriorated significantly in the three months ended March 31, 2008 such that we anticipated being in a three-year adjusted cumulative loss position in the near- and mid-term. In Spain, as in the United Kingdom, we were unfavorably affected by the combined effects of the foreign exchange environment, commodity prices and our estimate of the potential costs that may arise from the regulatory and tax environment relating to CO2 emissions.

Based on our analysis, we concluded that it was more likely than not that we would not realize our net deferred tax assets, in whole or in part, in the United Kingdom and Spain and recorded full valuation allowances. As a result of the full valuation allowances, we did not record tax benefits for losses incurred in these tax jurisdictions in the quarter and year to date period ended June 30, 2008.

A description of our method to determine if our deferred tax assets are realizable is included in Critical Accounting Estimates — Deferred Taxes later in this MD&A.

Key Factors Affecting Future and Current Results

Settlement Agreement

In October 2007, we signed a Memorandum of Understanding — Post-Retirement Medical Care (Retiree MOU) with the UAW, now superseded by the settlement agreement entered into in February 2008 (Settlement Agreement). The Settlement Agreement provides that responsibility for providing retiree health care will permanently shift from us to a new retiree plan funded by a new independent Voluntary Employee Beneficiary Association trust (New VEBA). The United States District Court for the Eastern District of Michigan certified the class and granted preliminary approval of the Settlement Agreement and we

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

mailed notices to the class in March 2008. The fairness hearing was held on June 3, 2008 and on July 31, 2008 the court approved the Settlement Agreement. All appeals, if any, are expected to be exhausted no later than January 1, 2010.

When fully implemented, the Settlement Agreement will cap our payment for retiree healthcare obligations to UAW associated employees, retirees and dependents as defined in the Settlement Agreement; will supersede and replace the 2005 UAW Health Care Settlement Agreement, as discussed in our 2007 10-K; and will transfer responsibility for administering retiree healthcare benefits for these individuals to a new retiree health care plan (the New Plan) to be established and funded by the New VEBA. Before it can become effective, the Settlement Agreement is subject to the exhaustion of any appeals of the July 31, 2008 court approval and the completion of discussions between us and the SEC regarding whether the accounting treatment for the transactions contemplated by the Settlement Agreement is on a basis we find to be reasonably satisfactory. In light of these contingencies, no recognition of the Settlement Agreement has been made in our condensed consolidated financial statements. The Settlement Agreement provides that on the later of January 1, 2010 or final court approval of the Settlement Agreement, including the expiration of all appeals (Final Settlement Date), we will transfer our obligations to provide covered UAW employees with post retirement medical benefits to the New Plan.

In accordance with the Settlement Agreement, effective January 1, 2008 for bookkeeping purposes only, we divided the existing internal VEBA into two bookkeeping accounts. One account consists of the percentage of the existing internal VEBA’s assets at January 1, 2008 that is equal to the estimated percentage of our hourly OPEB obligation covered by the existing internal VEBA attributable to non-UAW represented employees and retirees, their eligible spouses, surviving spouses and dependents (Non-UAW Related Account) and had a balance of $1.2 billion. The second account consists of the remaining percentage of the assets in the existing internal VEBA at January 1, 2008 (UAW Related Account) and had a balance of $14.5 billion. No amounts will be withdrawn from the UAW Related Account, including its investment returns, from January 1, 2008 until the transfer of assets to the New VEBA.

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

In February 2008, pursuant to the Settlement Agreement, we issued $4.4 billion principal amount of our 6.75% Series U Convertible Senior Debentures due December 31, 2012 (Convertible Note) to LBK. LBK will hold the Convertible Note until it is transferred to the New VEBA in accordance with the terms of the Settlement Agreement. Interest on the Convertible Note is payable semiannually. In accordance with the Settlement Agreement, LBK would have transferred any interest it receives on the Convertible Note to a temporary asset account we maintain. The funds in the temporary asset account would have been transferred to the New VEBA in accordance with the terms of the Settlement Agreement.

As allowed by the Settlement Agreement and consented to by the Class Counsel, we are deferring approximately $1.7 billion of payments contractually required under the Settlement Agreement to the New VEBA including interest on the above mentioned Convertible Note which would have been payable to the temporary asset accounts in 2008 and 2009. These payments are deferred until the Final Settlement Date and will be increased by an annual interest factor of 9%.

In conjunction with the issuance of the Convertible Note, we entered into certain cash-settled derivative instruments maturing on June 30, 2011 with LBK that will have the economic effect of reducing the conversion price of the Convertible Note from $40 to $36. These derivative instruments will also entitle us to partially recover the additional economic value provided if our common stock price appreciates to between $63.48 and $70.53 per share by June 30, 2011 and to fully recover the additional economic value provided if our common stock price reaches $70.53 per share or above by June 30, 2011. Pursuant to the Settlement Agreement, LBK will transfer its interests in the derivatives to the New VEBA when the Convertible Note is transferred from LBK to the New VEBA following the Implementation Date.

Because LBK is a wholly-owned consolidated subsidiary, these securities, and the related interest income and expense, have been eliminated in our condensed consolidated financial statements and will continue to be until the Final Settlement Date.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Beginning in 2009, we may be required, under certain circumstances, to contribute an additional $165 million per year, limited to a maximum of an additional 19 payments, to either the temporary asset account or the New VEBA (when established). Such contributions will be required only if annual cash flow projections show that the New VEBA will become insolvent on a rolling 25-year basis. However, the potential $165 million contribution due in 2009 will be deferred until the Final Settlement Date and increased by an annual interest rate of 9%. At any time, we will have the option to prepay all remaining contingent $165 million payments.

Additionally, at the Final Settlement Date, which is expected to be in 2010, we would be required to transfer $7.0 billion, including deferred amounts discussed above, subject to adjustment, to the New VEBA. Further, at that time, we may either transfer an additional $5.6 billion to the New VEBA, subject to adjustment, or we may instead opt to make annual payments of varying amounts between $421 million and $3.3 billion through 2020. At any time after the Final Settlement Date we will have the option to prepay all remaining payments.

2008 Special Attrition Programs and U.S. Facility Idlings

In February 2008, we entered into agreements with the UAW and the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers of America-Communications Workers of America (IUE-CWA) regarding special attrition programs which were intended to further reduce the number of hourly employees. The UAW attrition program (2008 UAW Special Attrition Program) offered to our 74,000 UAW-represented employees consisted of wage and benefit packages for normal and voluntary retirements, buyouts or pre-retirement employees with 26 to 29 years of service. In addition to their vested pension benefits, those employees that were retirement eligible will receive a lump sum payment, depending upon job classification, that will be funded from our U.S. hourly pension plan. For those employees not retirement eligible, other buyout options were offered. The terms offered to the 2,300 IUE-CWA represented employees (2008 IUE-CWA Special Attrition Program) are similar to those offered through the 2008 UAW Special Attrition Program. As a result of the 2008 UAW Special Attrition Program and 2008 IUE-CWA Special Attrition Program (2008 Special Attrition Programs), we recognized curtailment losses and other special termination benefits in the quarter and year to date period ended June 30, 2008 of $3.0 billion and $3.2 billion, respectively, which were recorded in Automotive cost of sales. Refer to Note 8 to the condensed consolidated financial statements for additional detail on the financial statement effects of the 2008 Special Attrition Programs.

Through June 30, 2008, 18,700 employees have elected to participate in the 2008 Special Attrition Programs, with most employees leaving active employment on or before July 1, 2008. The expected cash expenditure of the 2008 Special Attrition Program is $0.3 billion of which $0.1 billion was incurred in the quarter ended June 30, 2008 and $0.2 billion is expected to be spent over the remainder of 2008. We expect total cash expenditures related to the capacity actions to be $0.9 billion, of which we plan to spend $0.1 billion in 2008, $0.2 billion in 2009, and $0.6 billion beyond 2009. The ongoing structural cost reductions associated with the 2008 Special Attrition Programs are a component of the actions necessary for us to reach our stated goal of reducing structural costs to 25% of global automotive revenues by 2010.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Since the filing, we have continued to work with Delphi, its unions and other interested parties to negotiate a satisfactory resolution to Delphi’s Chapter 11 restructuring process, including several interim agreements and the labor and settlement agreements discussed below.

Labor Settlements

In June 2007, we entered into a Memorandum of Understanding with Delphi and the UAW (Delphi UAW MOU) which included terms relating to the consensual triggering of the UAW Benefit Guarantee Agreement as well as additional terms relating to Delphi’s restructuring. Under the Delphi UAW MOU we also agreed to pay for certain healthcare costs of Delphi retirees and their beneficiaries in order to provide a level of benefits consistent with those provided to our retirees and their beneficiaries from the Mitigation Plan VEBA. We also committed to pay $450 million to settle a UAW claim asserted against Delphi, which the UAW has directed us to pay directly to the GM UAW VEBA trust. Such amount is expected to be amortized to expense over future years. The UAW Benefit Guarantee Agreements and the related Indemnification Agreement were recently extended until September 30, 2008. We also agreed that the applicable Benefit Guarantees will be triggered for certain UAW employees if Delphi terminates its pension plan, ceases to provide ongoing credited services, or fails or refuses to provide postretirement medical benefits for those UAW employees at any time before Delphi’s Plan of Reorganization (POR) or a similar plan is consummated.

In August 2007, we entered into a Memorandum of Understanding with Delphi and the IUE-CWA (Delphi IUE-CWA MOU), and we entered into two separate Memoranda of Understanding with Delphi and the USW (collectively the USW MOUs). The terms of the Delphi IUE-CWA MOU and the USW MOUs are similar to the Delphi UAW MOU with regard to the consensual triggering of the Benefit Guarantee Agreements.

Delphi-GM Settlement Agreements

We have entered into comprehensive settlement agreements with Delphi (Delphi-GM Settlement Agreements) consisting of a Global Settlement Agreement, as amended (GSA) and a Master Restructuring Agreement, as amended (MRA) that would become effective upon Delphi’s substantial consummation of its POR and our receipt of consideration provided for in the POR. The GSA is intended to resolve outstanding issues between Delphi and us that have arisen or may arise before Delphi’s emergence from Chapter 11. The MRA is intended to govern certain aspects of our commercial relationship following Delphi’s emergence from Chapter 11. The more significant items contained in the Delphi-GM Settlement Agreements include our commitment to:

•	Reimburse Delphi for its costs to provide OPEB to certain of Delphi’s hourly retirees from and after January 1, 2007 through the date that Delphi ceases to provide such benefits;
•	Reimburse Delphi for the “normal cost” of credited service in Delphi’s pension plan between January 1, 2007 and the date its pension plans are frozen;
•	Assume $1.5 billion of net pension obligations of Delphi and Delphi providing us a $1.5 billion note receivable;
•	Reimburse Delphi for all retirement incentives and half of the buyout payments made pursuant to the various attrition program provisions and to reimburse certain U.S. hourly buydown payments made to hourly employees of Delphi;
•	Award future product programs to Delphi and provide Delphi with ongoing preferential sourcing for other product programs, with Delphi re-pricing existing and awarded business;
•	Reimburse certain U.S. hourly labor costs incurred to produce systems, components and parts for us from October 1, 2006 through September 14, 2015 at certain U.S. facilities owned or to be divested by Delphi (Labor Cost Subsidy);
•	Reimburse Delphi’s cash flow deficiency attributable to production at certain U.S. facilities that continue to produce systems, components and parts for us until the facilities are either closed or sold by Delphi (Production Cash Burn Support); and
•	Guarantee a minimum recovery of the net working capital that Delphi has invested in certain businesses held for sale.

In addition, Delphi agreed to provide us or our designee with an option to purchase all or any of certain Delphi businesses for one dollar if such businesses have not been sold by certain specified deadlines. If such a business is not sold either to a third party or to us or any affiliate pursuant to the option by the applicable deadline, we (or at our option, an affiliate) will be deemed to have

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

exercised the purchase option, and the unsold business, including materially all of its assets and liabilities, will automatically transfer to the GM “buyer.” Similarly, under the Delphi UAW MOU if such a transfer has not occurred by the applicable deadline, responsibility for the UAW hourly employees of such an unsold business affected would automatically transfer to us or our designated affiliate.

Delphi POR

The Bankruptcy Court entered an order on January 25, 2008 confirming the POR, including the Delphi-GM Settlement Agreements. On April 4, 2008, Delphi announced that although it had met the conditions required to substantially consummate its POR, including obtaining $6.1 billion in exit financing, Delphi’s plan investors refused to participate in a closing that was commenced but not completed on that date, thereby making it unlikely that Delphi will emerge from bankruptcy in the near-term. Under Delphi’s POR and as a result of our agreed participation in Delphi’s exit financing, our total recovery would have consisted of $300 million in cash, $2.7 billion in second lien debt and $1.0 billion in junior preferred convertible stock at the POR value. The second lien debt includes $1.5 billion relating to our assumption of $1.5 billion of Delphi net pension obligations. If the POR had been consummated, we would have released our claims against Delphi, and we would have received an unconditional release of any alleged claims against us by Delphi. As with other customers, certain of our claims related to ordinary business would flow through the Chapter 11 proceedings and be satisfied by Delphi after the reorganization in the ordinary course of business. In the course of discussions since April 2008, it has become clear that based on negotiations with Delphi and other stakeholders that the structure and amounts of our distributions would change.

We continue to work with Delphi and its stakeholders to facilitate Delphi’s efforts to emerge from bankruptcy. As part of this effort in May 2008, we agreed to advance up to $650 million to Delphi during 2008. In August 2008, we agreed to increase the amount we could advance to $950 million during 2008, which is within the amounts we would owe under the Delphi-GM Settlement Agreements if Delphi were to emerge from bankruptcy by December 2008. We will receive an administrative claim for funds we advance to Delphi under this arrangement. We also are discussing with Delphi the possible implementation of the Delphi-GM Settlement Agreements in the near-term.

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

GM Contingent Liability

In the quarter and year to date period ended June 30, 2008 we recorded charges of $2.8 billion and $3.5 billion, respectively, to increase our net liability related to the Benefit Guarantee Agreements, primarily due to expectations of increased obligations

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

and updated estimates reflecting uncertainty around the nature, value and timing of our recoveries upon emergence of Delphi from bankruptcy. In addition, in the quarter ended June 30, 2008, we recorded a charge of $294 million primarily in connection with the Delphi-GM Settlement Agreements. Since 2005, we have recorded total charges of $11.0 billion in Other expenses in connection with the Benefit Guarantee Agreements and Delphi-GM Settlement Agreements. These charges are net of estimated recoveries that would be due to us upon emergence of Delphi from bankruptcy. Our commitments under the Delphi-GM Settlement Agreements for the Labor Cost Subsidy and Production Cash Burn Support in the quarter ended June 30, 2008 are included in the $294 million charge and are expected to result in additional expense of between $250 million and $400 million annually in 2009 through 2015, which will be treated as a period cost and expensed as incurred as part of Automotive cost of sales. Due to the uncertainties surrounding Delphi’s ability to emerge from bankruptcy, it is reasonably possible that additional losses could arise in the future, but we currently are unable to estimate the amount or range of such losses, if any.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

This information reconciles to the condensed consolidated statements of cash flows after the elimination of “Net investing activity with Financing and Insurance Operations” and “Net financing activity with Automotive and Other Operations” line items shown in the table below. Following are such statements for the year to date periods ended June 30, 2008 and 2007:

	GMA		Financing and Insurance
	Six Months Ended June 30,
	2008	2007	2008	2007
		(Dollars in millions)

Net cash provided by (used in) continuing operating activities	$(3,062)	$2,983	$874	$1,044
Cash provided by discontinued operating activities	—	240	—	—

Net cash provided by (used in) operating activities	(3,062)	3,223	874	1,044
Cash flows from investing activities
Expenditures for property	(4,125)	(2,883)	—	(1)
Investments in marketable securities, acquisitions	(2,172)	(5,961)	—	(10)
Investments in marketable securities, liquidations	3,129	4,527	12	5
Capital contribution to GMAC LLC	—	(1,022)	—	—
Operating leases, liquidations	—	—	1,863	1,613
Net investing activity with Financing and Insurance Operations	753	476	—	—
Other	(412)	(121)	153	10

Net cash provided by (used in) continuing investing activities	(2,827)	(4,984)	2,028	1,617
Cash used in discontinued investing activities	—	(13)	—	—

Net cash provided by (used in) investing activities	(2,827)	(4,997)	2,028	1,617
Cash flows from financing activities
Net increase (decrease) in short-term borrowing	530	(272)	(2,122)	(2,290)
Borrowings of long-term debt	929	1,572	—	—
Payments made on long-term debt	(806)	(1,132)	—	—
Net financing activity with Automotive and Other Operations	—	—	(753)	(476)
Cash dividends paid to stockholders	(283)	(283)	—	—

Net cash provided by (used in) continuing financing activities	370	(115)	(2,875)	(2,766)
Cash used in discontinued financing activities	—	—	—	—

Net cash provided by (used in) financing activities	370	(115)	(2,875)	(2,766)
Effect of exchange rate changes on cash and cash equivalents	229	169	—	—
Net transactions with Automotive/Financing Operations	97	(14)	(97)	14

Net decrease in cash and cash equivalents	(5,193)	(1,734)	(70)	(91)
Cash and cash equivalents at beginning of the period	24,549	23,774	268	349

Cash and cash equivalents at end of the period	$19,356	$22,040	$198	$258

Recent Initiatives

We continue to believe that we have sufficient liquidity and financial flexibility to meet our 2008 and 2009 funding requirements, even in light of our assumption for liquidity planning purposes of U.S. light vehicle automotive industry outlook of 14.0 million and a market share of 21% in 2008-2009 and losses for the second quarter and year to date 2008, which would be accompanied by significant negative cash flow. We expect, however, that our cash requirements going forward in 2008 and 2009 will be substantial, including among other possible demands:

•	Costs to implement long-term cost-cutting and restructuring plans such as capacity reduction programs and assistance to Delphi;
•	Continuing capital expenditures of $8.0 billion for 2008 and $7.0 billion in 2009;
•	Scheduled U.S. term debt and lease maturities through 2009 of $2.9 billion; and

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•	Scheduled cash contributions of $7.0 billion at the Final Settlement Date for the benefit of the New VEBA trust to be established pursuant to the Settlement Agreement regarding postretirement medical care.

We are pursuing measures to bolster liquidity to fund the significant cash requirements of our operating and capital plans in the current U.S. automotive environment and in the event of a more prolonged U.S. downturn. The measures include a combination of operating and related actions, as well as asset sales and capital market activities.

On July 15, 2008, we announced a number of initiatives aimed at conserving or generating approximately $15.0 billion of cash through the end of 2009. These actions, along with access to $4.5 billion of committed U.S. credit lines, are expected to provide ample liquidity through 2009. Through a number of internal operating changes and other actions, we expect to generate approximately $10.0 billion of cumulative cash savings by the end of 2009, versus our original plans through the following measures:

•	Salaried employment savings (estimated $1.5 billion impact) — We plan further salaried headcount reductions in the U.S. and Canada in 2008, which will be achieved through normal attrition, early retirements, mutual separation programs and other tools. In addition, health care coverage for U.S. salaried retirees over 65 will be eliminated, effective January 1, 2009. Affected retirees and surviving spouses will receive a pension increase from our overfunded U.S. salaried plan to help offset costs of Medicare and supplemental coverage. In addition, there will be no new base compensation increases for U.S. and Canadian salaried employees for the remainder of 2008 and 2009. We are also eliminating discretionary cash bonuses for the executive group in 2008.
•	GMNA structural cost reductions (estimated $2.5 billion impact) — The reductions will be partially achieved through further adjustments in truck capacity and related component, stamping and powertrain capacity in response to lower U.S. industry volume. Truck capacity is expected to be reduced by 300,000 vehicles by the end of 2009. We will also reduce and consolidate sales and marketing budgets, with a focus on protecting launch products and brand advertising. Engineering spending in 2008 and 2009 will be held at 2006-2007 levels, substantially lower than original plans. These operating actions, combined with the benefits of the 2007 GM-UAW labor agreement, are targeted to reduce North American structural costs from $33.2 billion in 2007 to approximately $26.0 billion to $27.0 billion in 2010, a reduction of $6.0 billion to $7.0 billion.
•	Capital expenditure reductions (estimated $1.5 billion impact) — We will reduce capital expenditures to $7.0 billion in 2009 versus prior plans of $8.5 billion. The major components of the reduction are related to a delay in the next generation large pick-up truck and sport utility vehicle programs, as well as V-8 engine development. There will also be reductions in non-product capital spending. These reductions will be partially offset by increases in powertrain spending related to alternative propulsion, small displacement engines and fuel economy technologies. The expected 2009 capital spending level will still be greater than the annual spending levels in 2005 through 2007 (after excluding GMT 900 fullsize pick-up trucks and sport utility vehicles). Beyond 2009, capital expenditures are expected to stabilize in the $7.0 billion to $7.5 billion range (excluding China which is self funded with our joint venture partner).
•	Working capital improvements (estimated $2.0 billion impact) — Actions are being taken to improve working capital by approximately $2.0 billion in North America and Europe, primarily related to the reduction of raw material, work-in-progress and finished goods inventory levels as well as lean inventory practices at parts warehouses. GMNA and GME inventories will be reduced by $1.5 billion and $0.5 billion, respectively, from planned year end 2008 levels.
•	UAW VEBA payment deferrals (estimated $1.7 billion impact) — We will defer approximately $1.7 billion of payments that had been scheduled to be made to a temporary asset account over 2008 and 2009 for the establishment of the new UAW VEBA. The outstanding payable resulting from this deferral will accrue interest at 9% per annum. The UAW and class counsel have agreed that the deferral will not represent a change in or breach of the Settlement Agreement. We expect that the VEBA agreement will be implemented on the later of January 1, 2010 or final court approval of the Settlement Agreement. Within 20 business days of the Final Settlement Date, deferred payments, plus interest plus additional contractual amounts will be due to the trust. These amounts will total approximately $7.0 billion.
•	Dividend suspension (estimated $0.8 billion impact) — Our Board of Directors has suspended dividends on our common stock.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In addition to the operating changes and other actions, we expect to raise additional liquidity of $4.0 billion to $7.0 billion through asset sales and financing activities.

•	Asset sales — We are undertaking a broad global assessment of our assets for possible sale or monetization, which is expected to generate approximately $2.0 billion to $4.0 billion of additional liquidity. We believe there is significant liquidity potential from asset sales, which can be achieved without negatively impacting our strategic direction. We have engaged outside advisors to evaluate our alternatives.
•	Capital market activities — We will continue to access the global capital markets on an opportunistic basis. We are targeting at least $2.0 billion to $3.0 billion of financing. We have gross unencumbered assets of over $20.0 billion, which could support a debt offering, or multiple offerings well in excess of the initially targeted $2.0 billion to $3.0 billion, depending on market conditions. Such assets include stock of foreign subsidiaries, brands, our investment in GMAC, and real estate.

Available Liquidity

Automotive and Other (Automotive) available liquidity includes cash balances, marketable securities, and readily available assets of our VEBA trusts. At June 30, 2008, available liquidity was $21.0 billion compared with $27.3 billion at December 31, 2007 and $27.2 billion at June 30, 2007. The amount of consolidated cash and marketable securities is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

As discussed above, we are experiencing a reduction in vehicle sales in the North American and Western European markets which results in an unfavorable impact on working capital. In the U.S., we generally recognize revenue and collect the associated receivable shortly after production, but pay our suppliers approximately 47 days later. Accordingly, we consistently have negative working capital. During periods of declining sales and production this will result in outflows of cash greater than collections of accounts receivable, as we pay suppliers for materials on which we have previously recognized revenue and collected the associated receivable. As production and sales stabilize, this impact also stabilizes and we return to a more regular pattern of working capital changes. Depending on the severity and timing of any further industry declines, the associated negative operating cash flow impact due to working capital changes could be significant. As discussed above, we have announced plans that we believe will provide adequate liquidity through 2009. Beyond 2009, we believe that our ability to meet our funding requirements primarily will depend on the success of our North American Turnaround Plan and our ability to successfully implement the initiatives that we announced in June and July of 2008.

We manage our global liquidity centrally which allows us to optimize funding of our global operations. At June 30, 2008, approximately 46% of our reported liquidity was held in the U.S. In the year to date period ended June 30, 2008, our U.S. liquidity position deteriorated, partly due to the impact of the strike at American Axle. However, our U.S. operations have access to much of our overseas liquidity through inter-company arrangements. A summary of our global liquidity is as follows:

	June 30,	December 31,	June 30,
	2008	2007	2007
	(Dollars in billions)

Cash and cash equivalents	$19.4	$24.6	$22.0
Marketable securities	1.1	2.1	1.6
Readily-available assets of VEBA trusts	0.5	0.6	3.6

Available liquidity	21.0	27.3	27.2
Available under credit facilities	7.6	9.9	13.4

Total liquidity	$28.6	$37.2	$40.6

At June 30, 2008, the total VEBA trust assets and related accounts were $15.0 billion, $0.5 billion of which was readily available. At December 31, 2007, the total VEBA trust assets were $16.3 billion, $0.6 billion of which was readily-available. At June 30, 2007, the total VEBA trust assets were $18.9 billion, $3.6 billion of which was readily-available. The decrease in the total VEBA trust assets since December 31, 2007 was due to negative asset returns during the period and a withdrawal of VEBA

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

assets in the quarter ended June 30, 2008. In connection with the Settlement Agreement a significant portion of the VEBA assets have been allocated to the UAW Related Account which will also hold the proportional investment returns on that percentage of the trust. No amounts will be withdrawn from the UAW Related Account including its investment returns from January 1, 2008 until transfer to the New VEBA. This treatment has led us to exclude any portion of the UAW Related Account from our available liquidity at and subsequent to December 31, 2007.

Additionally, at the Final Settlement Date, which is expected to be in 2010, we would be required to transfer $7.0 billion, including deferred amounts discussed above, subject to adjustment, to the New VEBA. Further at that time, we may either transfer an additional $5.6 billion to the New VEBA, subject to adjustment, or we may instead opt to make annual payments of varying amounts between $0.4 billion and $3.3 billion through 2020. At any time after the Final Settlement Date we will have the option to prepay all remaining payments.

Credit Facilities

At June 30, 2008, we had $7.6 billion of unused credit capacity, of which $5.0 billion was available in the U.S., $1.1 billion was available in other countries where we do business and $1.5 billion was available in our joint ventures. The components of our available credit and unused credit capacity are discussed in the following paragraphs.

We have a $4.5 billion standby revolving credit facility with a syndicate of banks, which terminates in July 2011. At June 30, 2008, the availability under the revolving credit facility was $4.4 billion. At June 30, 2008, there were $10 million of letters of credit issued under the credit facility, and no loans were outstanding. Under the $4.5 billion secured facility, borrowings are limited to an amount based on the value of the underlying collateral, which consists of certain North American accounts receivable and inventory of GM, Saturn Corporation, and General Motors of Canada Limited (GM Canada), certain facilities, property and equipment of GM Canada and a pledge of 65% of the stock of the holding company for our indirect subsidiary General Motors de Mexico, S de R.L. de C.V. In addition to the $4.5 billion secured line of credit, the collateral also secures certain lines of credit, automatic clearinghouse and overdraft arrangements, and letters of credit provided by the same secured lenders, totaling $1.6 billion. In the event of work stoppages that result in the loss of a certain level of production, the secured facility would be temporarily reduced to $3.5 billion. At June 30, 2008, no borrowings under this facility were outstanding. Subsequently, as of August 1, 2008 we borrowed $1.0 billion against this facility leaving $3.4 billion currently available.

In August 2007, we entered into a revolving credit agreement expiring in August 2009 that provides for borrowings of up to $1.0 billion at June 30, 2008. This agreement provides additional available liquidity that we could use for general corporate purposes, including working capital needs. Under the facility, borrowings are limited to an amount based on the value of underlying collateral, which consists of residual interests in trusts that own leased vehicles and issue asset-backed securities collateralized by the vehicles and the associated leases. The underlying collateral was previously owned by GMAC and was transferred to us as part of the GMAC transaction in November 2006. The underlying collateral is held by bankruptcy-remote subsidiaries and pledged to a trustee for the benefit of the lender. We consolidate the bankruptcy-remote subsidiaries and trusts for financial reporting purposes. The underlying collateral supported a borrowing base of $1.3 billion and $1.0 billion at December 31, 2007 and June 30, 2008, respectively. At June 30, 2008, $0.9 billion was outstanding under this agreement leaving $0.1 billion available.

We also have an additional $0.5 billion in U.S. undrawn committed facilities, including certain off-balance sheet securitization programs, with various maturities up to one year and $1.0 billion in undrawn uncommitted lines of credit in other countries where we do business.

In addition, our consolidated affiliates with non-GM minority shareholders, primarily GM Daewoo, have a combined $1.5 billion in undrawn committed facilities.

Cash Flow

The decrease in available liquidity to $21.0 billion at June 30, 2008 from $27.3 billion at December 31, 2007 was primarily a result of negative operating cash flow driven by reduced production in North America, including the impact of the work stoppage at American Axle and higher levels of capital expenditures.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Investments in marketable securities primarily consist of purchases, sales, and maturities of highly-liquid corporate, U.S. government, U.S. government agency and mortgage-backed debt securities used for cash management purposes. Between January 1, 2008 and June 30, 2008 we liquidated net $1.0 billion of marketable securities.

In the year to date period ended June 30, 2008, Automotive and Other had negative cash flow from continuing operations of $3.0 billion on a net loss from continuing operations of $13.5 billion. That result compares with positive cash flow from continuing operations of $0.9 billion and net income from continuing operations of $0.8 billion in the corresponding period of 2007. Operating cash flow in the period ended June 30, 2008 was unfavorably impacted primarily by lower volumes and the resulting loss in North America.

Capital expenditures of $4.1 billion and $2.9 billion were a significant use of investing cash in the year to date periods ended June 30, 2008 and 2007, respectively. Capital expenditures were primarily made for global product programs, powertrain and tooling requirements.

Debt

Total debt, including capital leases, industrial revenue bond obligations and borrowings from GMAC at June 30, 2008 was $40.5 billion, of which $8.0 billion was classified as short-term or current portion of long-term debt and $32.5 billion was classified as long-term. At December 31, 2007, total debt was $39.4 billion of which $6.0 billion was short-term or current portion of long-term debt and $33.4 billion was long-term. This increase in total debt was primarily a result of changes in foreign exchange rates which caused non-U. S. Dollar denominated debt to increase, new borrowing under a revolving credit facility and new overseas borrowing facilities.

At June 30, 2008 short-term borrowing and current portion of long-term debt of $8.0 billion includes $1.5 billion of debt issued by our subsidiaries and consolidated affiliates and $2.6 billion of related party debt, mainly dealer wholesale floor plan financing from GMAC. We have various debt maturities other than current of $1.0 billion in 2009, $0.4 billion in 2010, $1.8 billion in 2011 and various debt maturities of $29.3 billion thereafter.

Net Debt

Net debt, calculated as cash, marketable securities and $0.5 billion of readily-available assets of the VEBA trust, ($0.6 billion at December 31, 2007), less the short-term borrowings and long-term debt, was $19.5 billion at June 30, 2008, compared with $12.1 billion at December 31, 2007.

Other Liquidity Issues

We believe that it is possible that issues may arise under various other financing arrangements from our 2006 restatement of prior consolidated financial statements. These financing arrangements consist principally of obligations in connection with sale/leaseback transactions, derivative contracts, and other lease obligations, including off-balance sheet arrangements, and do not include our public debt indentures. In the current period, we evaluated the effect under these agreements of our restatements and out of period adjustments identified in the current period, including our legal rights with respect to any claims that could be asserted, such as our ability to cure. Based on our review, we believe that, although no assurances can be given as to the likelihood, nature or amount of any claims that may be asserted, amounts at June 30, 2008 subject to possible claims of acceleration, termination or other remedies requiring payments by us are not likely to exceed $1.9 billion, consisting primarily of off-balance sheet arrangements. Moreover, we believe there may be economic or other disincentives for third parties to raise such claims to the extent they have them. Based on this review, we reclassified $257 million of these obligations, at December 31, 2006, from long-term debt to short-term debt. At June 30, 2008 and December 31, 2007, the amount of obligations reclassified from long-term debt to short-term debt based on this review was $212 million. We believe we have sufficient liquidity over the short-term and medium-term to satisfy any claims related to these matters. To date, we have not received any such claims and we do not anticipate receiving any such claims.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC Participation Agreement

On June 4, 2008, we, along with Cerberus ResCap Financing LLC (Cerberus Fund) entered into a Participation Agreement (Participation Agreement) with GMAC. The Participation Agreement provides that we will fund up to $368 million in loans made by GMAC to ResCap through a $3.5 billion secured loan facility GMAC has provided to ResCap (ResCap Facility), and that the Cerberus Fund will fund up to $382 million. The ResCap Facility expires on May 1, 2010, and all funding pursuant to the Participation Agreement is to be done on a pro-rata basis between us and the Cerberus Fund.

We and the Cerberus Fund are required to fund our respective portions of the Participation Agreement when the amount outstanding pursuant to the ResCap Facility exceeds $2.75 billion, unless a default event has occurred, in which case we and the Cerberus Fund are required to fund our respective maximum obligations. Amounts funded by us and the Cerberus Fund pursuant to the Participation Agreement are subordinate to GMAC’s interest in the ResCap Facility, and all principal payments remitted by ResCap under the ResCap Facility are applied to GMAC’s outstanding balance, until such balance is zero. Principal payments remitted by ResCap while GMAC’s outstanding balance is zero are applied on a pro-rata basis to us and the Cerberus Fund.

The ResCap Facility is secured by various assets held by ResCap and its subsidiaries, and we are entitled to receive interest at LIBOR plus 2.75% for the amount we have funded pursuant to the Participation Agreement. In addition, we and the Cerberus Fund are also entitled to receive our pro-rata share of the 1.75% interest on GMAC’s share of the total outstanding balance. At June 30, 2008, ResCap had fully drawn down the maximum amount pursuant to the ResCap Facility, and we had funded our maximum obligation of $368 million.

Financing and Insurance Operations

Prior to the consummation of the GMAC Transaction, GMAC paid a dividend to us of lease-related assets, having a net book value of $4.0 billion and related deferred tax liabilities of $1.8 billion. This dividend resulted in the transfer to us of two bankruptcy-remote subsidiaries that hold equity interests in ten trusts that own leased vehicles and issued asset-backed securities collateralized by the vehicles. GMAC originated these securitizations and remains as the servicer of the securitizations. In August 2007 we entered into a secured revolving credit arrangement of up to $1.3 billion that is secured by the equity interest on these ten securitization trusts. In connection with this credit facility, we contributed these two bankruptcy remote subsidiaries into a third bankruptcy remote subsidiary. We consolidate the bankruptcy-remote subsidiaries and the ten trusts for financial reporting purposes.

At June 30, 2008, in connection with these bankruptcy-remote subsidiaries we had vehicles subject to operating leases of $3.8 billion compared to $6.7 billion at December 31, 2007, other assets of $1.3 billion compared to $1.4 billion at December 31, 2007, outstanding secured debt of $2.7 billion compared to $4.8 billion at December 31, 2007 and equity of $2.5 billion compared to $3.3 billion at December 31, 2007. The value of vehicles subject to lease under these bankruptcy remote subsidiaries at June 30, 2008 includes an impairment charge of $0.1 billion as a result of lower vehicle residual values given the recent deterioration in sport utility vehicle and fullsize pick-up truck residual values.

The decrease in operating leases, secured debt and equity from December 31, 2007 is the result of the termination of some leases in the period ended June 30, 2008 and the repayment of the related secured debt. The secured debt has recourse solely to the leased vehicles and related assets. We continue to be obligated to the bankruptcy-remote subsidiaries for residual support payments on the leased vehicles in an amount estimated to equal $0.8 billion at June 30, 2008 and $0.9 billion at December 31, 2007, respectively. However, neither the securitization investors nor the trusts have any rights to the residual support payments. We expect the operating leases and related securitization debt to gradually amortize over the next one to two years, resulting in the release to these two bankruptcy-remote subsidiaries of certain cash flows related to their ownership of the securitization trusts and related operating leases.

The cash flow that we expect to realize from the leased vehicle securitizations over the next one to two years will come from three principal sources: (1) cash released from the securitizations on a monthly basis as a result of available funds exceeding debt service and other required payments in that month; (2) cash received upon and following termination of a securitization to

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

the extent of remaining over collateralization; and (3) return of the residual support payments owing from us each month. In the year to date period ended June 30, 2008, the total cash flows released to these two bankruptcy-remote subsidiaries was $672 million. In aggregate, since the consummation of the GMAC transaction, $1.6 billion have been released from these subsidiaries.

Negative industry conditions in North America continue to increase the risks and costs associated with vehicle lease financing. The impairments and increases in residual support and risk sharing accruals related to lease assets in the quarter ended June 30, 2008 were the results of reduced expectations of the cash flows from these lease arrangements.

We have already taken steps to reduce the percentage of our business that is retail leasing, with emphasis on curtailing high risk areas by reducing contracts with 24/27 month lease terms by approximately 50% since 2006. GMAC, our largest provider of lease financing for our vehicles, is implementing other initiatives to reduce the risk in its lease portfolio, such as exiting incentive based lease financing in Canada and reducing its lease volume in the United States. We plan to continue to offer leasing options, though likely more narrowly targeted to certain products and segments. We are developing incentive programs to encourage consumers to purchase versus lease vehicles. Lease financing was used for approximately 18% of retail sales in the year to date period ended June 30, 2008.

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

DBRS, Moody’s, Fitch, and S&P currently rate our credit at non-investment grade. The following table summarizes our credit ratings as of August 1, 2008:

Rating Agency	Corporate	Secured	Senior Unsecured	Outlook

DBRS	B (high)	Not Rated	B	Review — Negative
Fitch	B−	BB−	CCC+	Negative
Moody’s	B3	Ba3	Caa1	Review — Possible Downgrade
S&P	B−	B+	B−	Negative

Rating actions taken by each of the credit rating agencies from January 1, 2008 through August 1, 2008 are as follows:

DBRS: On June 20, 2008, DBRS affirmed our Corporate rating at “B (High)” and Senior Unsecured rating at “B” and placed the credit ratings “Under Review with Negative Implications” from “Stable” trend.

Fitch: On June 25, 2008, Fitch downgraded our Corporate rating to “B−” from “B” secured rating to “BB−” from “BB”, Senior Unsecured rating to “CCC+” from “B−” with Negative outlook.

Moody’s: On April 25, 2008, Moody’s affirmed our Corporate debt rating at “B3” and placed the credit rating on Negative outlook from Stable outlook. On July 15, 2008, Moody’s affirmed our Corporate debt rating at “B3” and placed the credit rating Under Review for Possible Downgrade from Negative outlook. Speculative Grade Liquidity rating was lowered to “SGL-2” from “SGL-1”.

S&P: On May 22, 2008, S&P affirmed our Corporate rating at “B”, upgraded our Senior Unsecured rating to “B” from “B−” as a result of extending its recovery ratings to all speculative-grade unsecured debt issues, and placed the credit ratings of Negative outlook from Credit Watch with Negative Implications. On June 20, 2008 S&P affirmed our “B” Corporate rating and

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

“BB−” Secured rating and placed the credit ratings on Credit Watch with Negative Implications from Negative outlook. On July 31, 2008 S&P downgraded our Corporate rating to “B−” from “B”, Senior Secured rating to “B+” from “BB−”, Senior Unsecured rating to “B−” from “B” with Negative outlook.

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

Fair Value Measurements on a Recurring Basis

In connection with the adoption of SFAS No. 157, we used Level 3, or significant unobservable inputs to measure 6.7% of the total assets that we measured at fair value, and 0.3% of the total liabilities that we measured at fair value. Level 3 inputs are estimates that require significant judgment and are therefore subject to change.

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

We adopted SFAS No. 157 on January 1, 2008 and had no transfers in or out of Level 3 in the quarter and year to date period ended June 30, 2008.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Fair Value Measurements on a Nonrecurring Basis

The following tables present the financial instruments measured at fair value on a nonrecurring basis in periods subsequent to initial recognition:

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant	Three Months	Six Months
		for Identical	Observable	Unobservable	Ended	Ended
	June 30,	Assets	Inputs	Inputs	June 30, 2008	June 30, 2008
	2008	(Level 1)	(Level 2)	(Level 3)	Total Losses	Total Losses
			(Dollars in millions)

Assets
Investment in GMAC Common Membership Interests	$3,454	$—	$—	$3,454	$(726)	$(2,036)
Investment in GMAC Preferred Membership Interests	294	—	—	294	(608)	(750)

Total	$3,748	$—	$—	$3,748	$(1,334)	$(2,786)

In accordance with the provisions of APB No. 18, we review the carrying values of our investments when events and circumstances warrant. This review requires the comparison of the fair values of our investments to their respective carrying values. The fair value of our investments is determined based on valuation techniques using the best information that is available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment loss would be recorded whenever a decline in fair value below the carrying value is determined to be other than temporary.

At December 31, 2007 we disclosed that we did not believe our investment in GMAC was impaired, however, there were many economic factors which were unstable at that time. Such factors included the instability of the global credit and mortgage markets, deteriorating conditions in the residential and home building markets, and credit downgrades of GMAC and ResCap. In the quarter ended March 31, 2008, the instability in the global credit and mortgage markets increased, and the residential and home building markets continued to deteriorate. Additionally, it was necessary for GMAC to continue to provide funding and capital infusions to ResCap, and GMAC’s and ResCap’s credit ratings were further downgraded.

As a result of these factors, we reevaluated our investment in GMAC Common and Preferred Membership Interests for possible impairment. Accordingly, our investment in GMAC Common Membership Interests, with a pre-impairment carrying amount of $6.7 billion at March 31, 2008, was written down to its fair value of $5.4 billion at March 31, 2008, after considering the impact of recording our share of GMAC’s results for the quarter ended March 31, 2008. The resulting impairment charge of $1.3 billion was recorded in Equity in loss of GMAC LLC. Additionally, our investment in GMAC Preferred Membership Interests, with a pre-impairment carrying amount of $1.0 billion at March 31, 2008, was written down to its fair value of $902 million at March 31, 2008. The resulting impairment charge of $142 million was recorded in Automotive interest income and other non-operating income (expense), net.

In the quarter ended June 30, 2008 a decline in consumer demand for automobiles, particularly pick-up trucks and sport utility vehicles, negatively impacted GMAC’s North American automotive business, including impairment of the residual value of vehicles on operating leases. The instability of the global credit and mortgage markets continued in the quarter ended June 30, 2008, and increased in Europe, which caused significant losses at ResCap. As a result of these factors, we reevaluated our investment in GMAC Common and Preferred Membership Interests for possible impairment. Accordingly, our investment in GMAC Common Membership Interests, with a pre-impairment carrying amount of $4.2 billion at June 30, 2008, was written down to its estimated fair value of $3.5 billion at June 30, 2008, after considering the impact of recording our share of GMAC’s results for the quarter ended June 30, 2008. The resulting impairment charge of $726 million was recorded in Equity in loss of GMAC LLC. Our investment in GMAC Preferred Membership Interests, with a pre-impairment carrying amount of $902 million at June 30, 2008, was written down to its estimated fair value of $294 million at June 30, 2008. The resulting impairment charge of $608 million was recorded in Automotive interest income and other non-operating income (expense), net.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Continued or decreased demand for automobiles and continued or increased instability of the global credit and mortgage markets could further negatively impact GMAC’s lines of businesses, and result in future impairments of our investment in GMAC Common and Preferred Membership Interests.

In order to determine the fair value of our investment in GMAC Common Membership Interests, we first determined a fair value of GMAC by applying various valuation techniques to its significant business units, and then applied our 49% equity interest to the resulting fair value. Our determination of the fair value of GMAC encompassed applying valuation techniques, which included Level 3 inputs, to GMAC’s significant business units as follows:

•	Auto Finance — We obtained industry data, such as equity and earnings ratios for other industry participants, and developed average multiples for these companies based upon a comparison of their businesses to Auto Finance.
•	Insurance — We developed a peer group, based upon such factors as equity and earnings ratios and developed average multiples for these companies.
•	Residential Capital, LLC — We obtained industry data for an industry participant who we believe to be comparable, and also utilized the implied valuation based on an acquisition of an industry participant who we believe to be comparable.
•	Commercial Finance Group — We obtained industry data, such as price and earnings ratios, for other industry participants, and developed average multiples for these companies based upon a comparison of their businesses to the Commercial Finance Group.

In order to determine the fair value of our investment in GMAC Preferred Membership Interests, we determined a fair value by applying valuation techniques, which included Level 3 inputs, to various characteristics of the GMAC Preferred Membership Interests as follows:

•	Utilizing information as to the pricing on similar investments and changes in yields of other GMAC securities, we developed a discount rate for the valuation.
•	Utilizing assumptions as to the receipt of dividends on the GMAC Preferred Membership Interests, the expected call date and a discounted cash flow model, we developed a present value of the related cash flows.

At June 30, 2008 we adjusted our assumptions as to the appropriate discount rate to utilize in the valuation due to the changes in the market conditions which occurred in the quarter ended June 30, 2008. Additionally, we adjusted our assumptions as to the likelihood of payments of dividends and call date of the Preferred Membership Interests.

Off-Balance Sheet Arrangements

We use off-balance sheet arrangements where the economics and sound business principles warrant their use. Our principal use of off-balance sheet arrangements occurs in connection with the securitization and sale of financial assets.

The financial assets we sold consist principally of trade receivables that are part of a securitization program in which we have participated since 2004. As part of this program, we sell receivables to a wholly-owned bankruptcy remote special purpose entity (SPE). The SPE is a separate legal entity that assumes the risks and rewards of ownership of those receivables. In September 2007, we renewed an agreement to sell undivided interests in eligible trade receivables up to $600 million directly to banks and to a bank conduit which funds its purchases through issuance of commercial paper. Receivables sold under the program are sold at fair market value and are excluded from our condensed consolidated balance sheets. The loss on trade receivables sold is included in Automotive cost of sales and was $1.0 million and $2.3 million for the year to date period ended June 30, 2008 and 2007, respectively. The banks and the bank conduits had a beneficial interest in the eligible pool of receivables of $375 million, $0, and $25 million at June 30, 2008, December 31, 2007 and June 30, 2007, respectively. We do not have a retained interest in the receivables sold, but perform collection and administrative functions. The gross amount of proceeds received from the sale of receivables under this program was $0.6 billion for each of the year to date periods ended June 30, 2008 and 2007.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In addition to this securitization program, we participate in other trade receivable securitization programs in Europe. Some of our direct or indirect subsidiaries have entered into factoring agreements to sell certain trade receivables to banks and to factoring companies. Limits are based on contractually agreed upon amounts and/or on the entities’ balance of participating trade receivables. In 2008 the average facility limits for the participating entities were $88 million in total. The banks and factoring companies had a beneficial interest of $5 million, $26 million, and $11 million in the participating pool of trade receivables at June 30, 2008, December 31, 2007 and June 30, 2007, respectively.

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

Assets in off-balance sheet entities are as follows:

	June 30,	December 31,	June 30,
	2008	2007	2007
	(Dollars in millions)

Assets leased under operating leases	$1,523	$2,164	$2,193
Trade receivables sold	380	87	142

Total	$1,903	$2,251	$2,335

Dividends

On July 14, 2008, our Board of Directors voted to suspend dividends on our common stock indefinitely.

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

Our policy is to distribute dividends on our common stock based on the outlook and indicated capital needs of the business. Cash dividends per share on common stock were $0.25 for the quarter ended June 30, 2008, $0.50 for the year to date period ended June 30, 2008 and $1.00 in 2007 ($0.25 per quarter). At the February 5, 2008 and May 6, 2008 meetings of our Board of Directors, the Board approved the payment of a $0.25 quarterly dividend on common stock during the quarters ended March 31, 2008 and June 30, 2008, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Employees

At June 30, 2008, we employed 263,000 employees. The following represents our employment by region:

	June 30,	December 31,	June 30,
	2008	2007	2007
	(in thousands)

GMNA (a) (b)	133	139	146
GME	57	57	59
GMLAAM	36	34	33
GMAP	35	34	33
Other	2	2	3

Total	263	266	274

(a)	Includes approximately 3,100 employees of Allison Transmission at June 30, 2007.
(b)	Of the approximately 18,700 employees who have elected to participate in the 2008 Special Attrition Programs at June 30, 2008, 7,100 have left active employment prior to July 1, 2008, and 11,600 who have left active employment on or after July 1, 2008.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in conformity with United States generally accepted accounting principles, which requires the use of estimates, judgments and assumptions that affect the reported assets and liabilities at the financial statement dates and the reported revenues and expenses for the periods presented. Our significant accounting policies and critical accounting estimates are consistent with those described in Note 2 to the consolidated financial statements and the MD&A section in our 2007 10-K, and are included in our 2007 10-K in their entirety. There were no significant changes in our application of our critical accounting policies in the period ended June 30, 2008 with the exception that we adopted the provisions of SFAS No. 157, as further described in Note 11 to the condensed consolidated financial statements, and the changes discussed below regarding deferred taxes, the valuation of cost and equity method investments and the valuation of vehicle operating leases and lease residuals. We believe the accounting policies related to our defined benefit pension and other postretirement benefits plans, sales incentives, deferred taxes, provision for policy, warranty and recalls, impairment of long-lived assets, derivatives and valuation of vehicle operating lease and lease residuals are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations.

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

Deferred Taxes

Pursuant to SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), valuation allowances have been established for deferred tax assets based on a “more likely than not” threshold. Our ability to realize our deferred tax assets depends on our ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•	Future reversals of existing taxable temporary differences;
•	Future taxable income exclusive of reversing temporary differences and carryforwards;
•	Taxable income in prior carryback years; and
•	Tax-planning strategies.

Pursuant to SFAS No. 109, concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling three years of actual and

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

current year anticipated results as our primary measure of our cumulative losses in recent years. However, because a substantial portion of those cumulative losses related to various non-recurring matters and the implementation of our North American Turnaround Plan, we adjusted those three-year cumulative results for the effect of these items. The analysis performed in the quarters ended September 30, 2007 and March 31, 2008 indicated that in the United States, Canada, Germany and the United Kingdom, we have cumulative three-year losses on an adjusted basis. In Spain, we anticipate being in a cumulative three-year loss position in the near-term. This is considered significant negative evidence which is objective and verifiable and therefore, difficult to overcome. In addition, as discussed in “Near-Term Market Challenges” our near-term financial outlook in these jurisdictions has deteriorated. Accordingly, in the quarter ended September 30, 2007, we concluded that the objectively verifiable negative evidence of our recent historical losses combined with our challenging near-term outlook out-weighed other factors and that it was more likely than not that we will not generate taxable income to realize our net deferred tax assets, in whole or in part in the United States, Canada, and Germany. Our three-year adjusted cumulative loss in the United States at June 30, 2008 has increased from that at December 31, 2007; therefore we continue to believe this conclusion is appropriate. As it relates to our assessment in the United States, many factors in our evaluation are not within our control, particularly:

•	The possibility for continued or increasing price competition in the highly competitive U.S. market;
•	Continued high fuel prices and the effect that may have on consumer preferences related to our most profitable products, fullsize pick-up trucks and sport utility vehicles;
•	Uncertainty over the effect on our cost structure from more stringent U.S. fuel economy and global emissions standards which may require us to sell a significant volume of alternative fuel vehicles across our portfolio;
•	Uncertainty as to the future operating results of GMAC; and
•	Acceleration of tax deductions for OPEB liabilities as compared to prior expectations due to changes associated with the Settlement Agreement.

We recorded full valuation allowances against our net deferred tax assets in the United States, Canada and Germany in the quarter ended September 30, 2007 and in Spain and the United Kingdom in the quarter ended March 31, 2008. With regard to the United States, Canada, Germany, Spain and the United Kingdom, we continue to believe that full valuation allowances are needed against our net deferred tax assets in these tax jurisdictions. The factors leading to our decision to record full valuation allowances against our net deferred tax assets in the United Kingdom and Spain are discussed in Corporate and Other operations in this MD&A.

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

When available, we use quoted market prices to determine fair value. If quoted market prices are not available, fair value is based upon valuation techniques that use, where possible, market-based inputs. Generally, fair value is estimated using a combination of the income approach and the market approach. Under the income approach, estimated future cash flows are discounted at a rate commensurate with the risk involved using marketplace assumptions. Under the market approach, valuations are based on actual comparable market transactions and market earnings and book value multiples for comparable entities. The assumptions used in the income and market approaches have a significant effect on the determination of fair value. Significant assumptions include estimated future cash flows, appropriate discount rates, and adjustments to market transactions

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

and market multiples for differences between the market data and the equity affiliate being valued. Changes to these assumptions could have a significant effect on the valuation of our equity affiliates.

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

Residual values are initially determined by consulting independently published residual value guides. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and may make adjustments to the extent the expected value of the vehicle at lease termination declines. The adjustment may be in the form of revisions to the depreciation rate or recognition of an impairment loss. Impairment is determined to exist if the undiscounted expected future cash flows are lower than the carrying value of the asset. Additionally, for operating leases arising from vehicles sold to dealers, an adjustment may also be made to the estimate of marketing incentive accruals for residual support and risk sharing programs initially recognized when vehicles are sold to dealers. When a lease vehicle is returned to us, the asset is reclassified from Equipment on operating leases, net to Inventory at the lower of cost or estimated fair value, less costs to sell.

During the quarter and year to date period ended June 30, 2008, we increased our accrual for residual support and risk sharing by $1.6 billion and recognized an impairment of $0.1 billion.

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

Accounting Standards Not Yet Adopted

Business Combinations

In December 2007 the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), which retained the underlying concepts under existing standards in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. SFAS No. 141(R) will require that: (1) for all business combinations, the acquirer records all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain pre-acquisition contingent assets and liabilities acquired be recognized at their fair values on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; (4) acquisition-related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5) in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be re-measured to their acquisition-date fair values, with any gain or loss recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

date of this statement should also apply the provisions of SFAS No. 141(R). Once effective, this standard will be applied to all future business combinations.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (SFAS No. 160), which amends Accounting Research Bulletin (ARB) No. 51 “Consolidated Financial Statements” (ARB No. 51) to establish new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Also, SFAS No. 160 requires that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (2) losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interests be treated as equity transactions if control is maintained; (4) upon a loss of control, any gain or loss on the interest sold be recognized in earnings; and (5) the noncontrolling interest’s share be recorded at the fair value of net assets acquired, plus its share of goodwill. SFAS No. 160 is effective on a prospective basis for all fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. We are currently evaluating the effects that SFAS No. 160 will have on our financial condition and results of operations.

Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (SFAS No. 161), that expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). SFAS No. 161 requires additional disclosures regarding: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. In addition, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives described in the context of an entity’s risk exposures, quantitative disclosures about the location and fair value of derivative instruments and associated gains and losses, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods within these fiscal years, beginning after November 15, 2008.

Accounting for Convertible Debt Instruments

In May 2008 the FASB ratified FASB Staff Position (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (FSP No. APB 14-1), which requires issuers of convertible debt securities within its scope to separate these securities into a debt component and into an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. FSP No. APB 14-1 will require that convertible debt within its scope reflect an entity’s nonconvertible debt borrowing rate when interest expense is recognized. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. We estimate that upon adoption, interest expense will increase for all periods presented with fiscal year 2009 pre-tax interest expense increasing by approximately $125 million based on our current level of indebtedness.

Participating Share-Based Payment Awards

In June 2008 the FASB ratified FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP No. EITF 03-6-1), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share” (SFAS No. 128). FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

shall be applied retrospectively to all prior periods. We are currently evaluating the effects, if any that FSP No. EITF 03-6-1 may have on earnings per share.

Determination of Whether an Equity-Linked Financial Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock

In June 2008 the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF No. 07-5), which requires that an instrument’s contingent exercise provisions are analyzed first based upon EITF No. 01-6, “The Meaning of ’Indexed to a Company’s Own Stock’ “ (EITF No. 01-6). If this evaluation does not preclude consideration of an instrument as indexed to its own stock, the instrument’s settlement provisions are then analyzed. An instrument is considered indexed to an entity’s own stock if its settlement amount will equal the difference between the fair value of a fixed number of the entity’s equity shares and a fixed amount of cash or another financial asset. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with recognition of a cumulative effect of change in accounting principle for all instruments existing at the effective date to the balance of retained earnings. We are currently evaluating the effects, if any, that EITF No. 07-5 may have on our financial condition and results of operations.

Accounting for Collaborative Arrangements

In December 2007 the FASB ratified EITF No. 07-1, “Accounting for Collaborative Arrangements” (EITF No. 07-1), which requires revenue generated and costs incurred by the parties in the collaborative arrangement be reported in the appropriate line in each company’s financial statements pursuant to the guidance in EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF No. 99-19) and not account for such arrangements using the equity method of accounting. EITF No. 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, and the amount and income statement classification of collaboration transactions between the parties. EITF No. 07-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively (if practicable) to all prior periods presented for all collaborative arrangements existing as of the effective date. We are currently evaluating the effects, if any, that EITF No. 07-1 may have on the presentation and classification of these activities in our financial statements.

Accounting, by Lessees, for Nonrefundable Maintenance Deposits

In June 2008 the FASB ratified EITF No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (EITF No. 08-3), which specifies that nonrefundable maintenance deposits that are contractually and substantively related to maintenance of leased assets are to be accounted for as deposit assets. EITF No. 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, with recognition of a cumulative effect of change in accounting principle to the opening balance of retained earnings for the first year presented. We are currently evaluating the effects, if any, that EITF No. 08-3 may have on our financial condition and results of operations.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

materially due to a variety of important factors that may be revised or supplemented in subsequent reports on SEC Forms 10-K, 10-Q and 8-K. Such factors include among others the following:

•	Our ability to realize production efficiencies, to achieve reductions in costs as a result of the turnaround restructuring and health care cost reductions and to implement capital expenditures at levels and times planned by management;
•	The pace of product introductions and development of technology associated with the products;
•	Shortages of and price increases for fuel;
•	Market acceptance of our new products including cars and crossovers;
•	Significant changes in the competitive environment and the effect of competition in our markets, including on our pricing policies;
•	Our ability to maintain adequate liquidity and financing sources and an appropriate level of debt;
•	Changes in the existing, or the adoption of new laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of our products, the cost thereof or applicable tax rates;
•	Costs and risks associated with litigation;
•	The final results of investigations and inquiries by the SEC;
•	Changes in the ability of GMAC to make distributions on the Preferred Membership Interests we hold;
•	Changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, including the estimates for the Delphi pension benefit guarantees, which could result in an impact on earnings;
•	Negotiations and bankruptcy court actions with respect to Delphi’s obligations to us and our obligations to Delphi, negotiations with respect to our obligations under the benefit guarantees to Delphi employees and our ability to recover any indemnity claims against Delphi;
•	Labor strikes or work stoppages at our facilities or our key suppliers such as Delphi or financial difficulties at our key suppliers such as Delphi;
•	Additional credit rating downgrades and the effects thereof;
•	Changes in relations with unions and employees/retirees and the legal interpretations of the agreements with those unions with regard to employees/retirees, including the negotiation of new collective bargaining agreements with unions representing our employees in the United States other than the UAW;
•	Completion of the final settlement with the UAW and UAW retirees, including obtaining court approval in a form acceptable to us, the UAW, and class counsel; treatment of the terms of the 2007 National Agreement pursuant to the Settlement Agreement in a form acceptable to us, the UAW and class counsel; our completion of discussions with the staff of the SEC regarding accounting treatment with respect to the New VEBA and the Post-Retirement Medical Benefits for the Covered Group as set forth in the Settlement Agreement, on a basis reasonably satisfactory to us; and as applicable, a determination by us that the New VEBA satisfies the requirements of section 302(c)(5) of the Labor-Management Relations Act of 1947, as amended, as well as bank and other regulatory approval; and
•	Changes in economic conditions, commodity prices, currency exchange rates or political stability in the markets in which we operate.

In addition, GMAC’s actual results may differ materially due to numerous important factors that are described in GMAC’s most recent report on SEC Form 10-K, which may be revised or supplemented in subsequent reports on SEC Forms 10-K, 10-Q and 8-K. The factors identified by GMAC include, among others, the following:

•	Rating agencies may downgrade their ratings for GMAC or ResCap in the future, which would adversely affect GMAC’s ability to raise capital in the debt markets at attractive rates and increase the interest that it pays on its outstanding publicly traded notes, which could have a material adverse effect on its results of operations and financial condition;
•	GMAC’s business requires substantial capital, and if it is unable to maintain adequate financing sources, its profitability and financial condition will suffer and jeopardize its ability to continue operations;
•	The profitability and financial condition of its operations are dependent upon our operations, and it has substantial credit exposure to us;
•	Recent developments in the residential mortgage market, especially in the nonprime sector, may adversely affect GMAC’s revenues, profitability and financial condition;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•	The worldwide financial services industry is highly competitive. If GMAC is unable to compete successfully or if there is increased competition in the automotive financing, mortgage and/or insurance markets or generally in the markets for securitizations or asset sales, its margins could be materially adversely affected.

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

Our management, with the participation of our Chairman and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), at June 30, 2008. Based on that evaluation, our CEO and CFO concluded that, at that date, our disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 were not effective at a reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. The effect of such weaknesses on our disclosure controls and procedures, as well as remediation actions taken and planned, are described in Item 9A, Controls and Procedures, of our Annual Report on Form 10-K for the year ended December 31, 2007.

Remediation and Changes in Internal Controls

We developed and are in the process of implementing remediation plans to address our material weaknesses. In the quarter ended June 30, 2008, the following specific remedial actions have been put in place:

•	Hired a new Director of Internal Controls and SOX Compliance to lead our remediation efforts and improve our internal control over financial reporting.
•	Named a new Assistant Controller of Corporate Financial Processes and Assurance responsible for Controller’s Change Risk Management.

The following progress related to the remediation of the Employee Benefits material weakness has been made:

•	Engaged additional external resources to support and assist with the remediation activities.
•	Began the implementation of global processes to improve the methods by which we gather and analyze accounting information.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

We have implemented the following remedial actions for the Income Tax Accounting material weakness:

•	Began implementation of a project plan using internal and external resources to re-design and strengthen our tax accounting process.
•	Enhanced several key processes critical to remediating the tax accounting material weakness, including implementing monitoring controls, enhanced reconciliation activities and improved data collection.
•	Enhanced our Corporate and global tax staff by deploying more than 50 additional consulting resources.

The following progress related to the remediation of the period end financial reporting process material weakness has been made:

•	Account reconciliation process significantly improved.
•	Additional regional reporting and analytical requirements developed.
•	New consolidation system developed and readied for implementation.

As outlined in Note 17 to the condensed consolidated financial statements, certain adjustments have been reflected in the condensed consolidated financial statements which primarily relate to GMAP. These issues were identified as a result of extended training conducted as part of the remediation efforts related to derivatives and hedging and to improve our overall internal control over financial reporting. Management has evaluated the circumstances resulting in these adjustments and believes that the root cause is the failure to analyze and monitor the appropriate factors for hedge accounting, which include, but are not limited to, monitoring changes to forecasted results in determining whether the Corporation could continue to meet the requirements to apply hedge accounting on existing hedging positions, including the recording of any adjustments in a timely manner. As discussed in our Annual Report on Form 10-K for the years ended December 31, 2006 and December 31, 2007, management concluded that controls over the period end financial reporting process were not operating effectively and that ongoing remediation is necessary to ensure that the following processes are implemented: (1) improved analysis; (2) continued review of complex accounting estimates and transactions; (3) integration of personnel with appropriate technical expertise into the close process; and (4) improved monitoring controls at Corporate Accounting and business units. Management believes that the errors noted in the current quarter will be adequately addressed by these on-going remediation activities.

As previously noted, we augmented the resources in Corporate Accounting, the Tax Department and other key departments by utilizing approximately 259 external resources and implemented additional closing procedures in 2008. As a result, we believe that there are no material inaccuracies or omissions of material fact and, to the best of our knowledge, believe that the condensed consolidated financial statements at and for the quarter and year to date period ended June 30, 2008, fairly present in all material respects our financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America.

Other than as described above, there have not been any other changes in our internal control over financial reporting in the quarter and year to date period ended June 30, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system cannot provide absolute assurance due to its inherent limitations; it is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. A control system also can be circumvented by collusion or improper management override. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of such limitations, disclosure controls and internal control over financial reporting cannot prevent or detect all misstatements, whether unintentional errors or fraud. However, these inherent limitations are known features of the financial reporting process, therefore, it is possible to design into the process safeguards to

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

reduce, though not eliminate, this risk.

* * * * * * *

PART II

Item 1. Legal Proceedings

Canadian Export Antitrust Class Actions

In the previously reported antitrust class action consolidated in the U.S. District Court for the District of Maine, In re New Market Vehicle Canadian Export Antitrust Litigation Cases, the U.S. Court of Appeals for the First Circuit reversed the certification of the injunctive class and ordered dismissal of the injunctive claim on March 28, 2008. The U.S. Court of Appeals for the First Circuit also vacated the certification of the damages class and remanded to the U.S. District Court for the District of Maine for determination of several issues concerning federal jurisdiction and, if such jurisdiction still exists, for reconsideration of that class certification on a more complete record. The parties are now briefing for the District Court the defendants’ various motions for summary judgment and motions in limine, as well as plaintiffs’ renewed motion for class certification.

* * * * * * *

Health Care Litigation — 2007 Agreement

In the previously reported class lawsuit brought in the U.S. District Court for the Eastern District of Michigan by the UAW and eight putative class representatives, UAW, et al. v. General Motors Corporation, we completed settlement negotiations and entered into the Settlement Agreement with the UAW and the putative classes on February 21, 2008. The Court certified the class and granted preliminary approval of the Settlement Agreement on March 4, 2008. Notice of the settlement was mailed to 520,000 class members, and the final hearing to review the fairness of the Settlement Agreement was held on June 3, 2008. On July 31, 2008, the Court approved the Settlement Agreement. All appeals, if any, are expected to be exhausted no later than January 1, 2010.

* * * * * * *

GM Securities and Shareholder Derivative Suits

In the previously reported case, In re General Motors Corporation Securities and Derivative Litigation, the parties reached an agreement in principle to settle the GM Securities litigation on July 21, 2008. The settlement is subject to the negotiation of a formal agreement, which will be filed with the court in late August or early September 2008. The agreement in principle calls for us to pay $277 million. We will be required to pay one-half of the money into an escrow account within 30 days of preliminary approval of the settlement by the court, and the other half into an escrow account in January 2009. The tentative settlement is subject to court approval.

With regard to the shareholder derivative suits pending in the United States District Court for the Eastern District of Michigan, the parties reached an agreement in principle to settle the suits on August 6, 2008. The settlement is subject to the negotiation of a formal agreement, which will be filed with the court. The agreement in principle requires our management to recommend to the Board of Directors and its committees that we implement and maintain certain corporate governance changes for a period of four years. We will also pay plaintiffs’ attorneys’ fees and costs as approved by the court. We have agreed not to oppose an application for attorneys’ fees and costs by the derivative plaintiffs in an amount not to exceed $7.465 million. The tentative settlement is subject to court approval.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In the previously reported case, Salisbury v. Barnevik, et al., brought in the Circuit Court of Wayne County, Michigan, the Court has continued the stay in the proceedings until August 2008. As a condition of the tentative settlement in the shareholder derivative suits pending in the United States District Court for the Eastern District of Michigan, the shareholder derivative cases pending in Wayne County Circuit Court will be dismissed with prejudice.

* * * * * * *

GMAC Bondholder Class Actions

With respect to the previously reported litigation consolidated under the caption Zielezienski, et al. v. General Motors Corporation, et al., on March 6, 2008, the U.S. Court of Appeals for the Sixth Circuit affirmed the dismissal of this case by the U.S. District Court for the Eastern District of Michigan. Plaintiffs filed a motion for rehearing. On June 26, 2008, the U.S. Court of Appeals for the Sixth Circuit entered an order granting plaintiffs’ motion for rehearing, but reaffirming the dismissal of plaintiffs’ complaint. Plaintiffs have filed a petition for rehearing en banc.

* * * * * * *

ERISA Class Actions

In connection with the previously reported case In re General Motors ERISA Litigation, the United States District Court for the Eastern District of Michigan gave final approval to the proposed settlement on June 5, 2008. In July 2008, one of the objectors to plaintiffs’ attorneys’ fees award filed an appeal with the United States Court of Appeals for the Sixth Circuit.

In connection with the previously reported cases of Young, et al. v. General Motors Investment Management Corporation, et al. and Mary M. Brewer, et al. v. General Motors Investment Management Corporation, et al., on March 24, 2008 the U.S. District Court for the Southern District of New York granted our motions to dismiss both of these cases on statute of limitations grounds. Plaintiffs have appealed the dismissal in both cases.

* * * * * * *

Patent and Trade Secrets Litigation

In connection with the previously reported case John Evans and Evans Cooling Systems, Inc. v. General Motors Corporation, the case is currently set for trial in March 2009. Plaintiffs have indicated their intent to seek damages in excess of $600 million at trial. As previously reported, plaintiffs are expected to appeal a ruling by the trial court which substantially restricted the scope of damages available to them (plaintiffs previously sought relief in excess of $12 billion) following the trial.

* * * * * * *

Coolant System Class Action Litigation

With respect to this previously reported subject of litigation, in October 2007 the parties reached a tentative settlement that would resolve certain claims in the putative class actions related to alleged defects in the engine cooling systems in our vehicles. This settlement has been documented in formal written agreements, which have been preliminarily approved by the state courts in California (covering claims in 49 states) and Missouri. If finally approved, the settlement as negotiated will resolve claims related to vehicles sold in the U.S. with a 3.1, 3.4 or 3.8-liter engine or to the use of DexCool engine coolant in sport utility vehicles and pick-up trucks with a 4.3-liter engine from 1996 through 2000. Hearings to consider final approval of the settlement have been scheduled for August 29, 2008 in California and September 5, 2008 in Missouri. The settlement does not include claims asserted in several different alleged class actions related to alleged gasket failures in certain other engines, including 4.3, 5.0 and 5.7-liter engines (without model year restrictions), or claims relating to alleged coolant related failures in vehicles other than those listed above. Such claims are to be dismissed without prejudice.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

* * * * * * *

Pick-up Truck Parking Brake Litigation

The Corporation has been named in four class action lawsuits alleging that certain 1998 through 2004 C/K pick-up trucks have defective parking brakes. The cases are Bryant v. General Motors Corporation, filed on March 11, 2005 in the Circuit Court for Miller County, Arkansas; Hunter v. General Motors Corporation, filed on January 19, 2005 in Superior Court in Los Angeles, California; Chartrand v. General Motors Corporation, et al. filed on October 26, 2005 in Supreme Court, British Columbia, Canada; and Goodridge v. General Motors Corporation, et al. filed on November 18, 2005 in the Superior Court of Justice, Ontario, Canada. The complaints allege that parking brake spring clips wear prematurely and cause failure of the parking brake system, and seek compensatory damages for the cost of correcting the alleged defect, interest costs and attorney’s fees. The two Canadian cases also seek punitive damages and “general damages” of $500 million. On August 15, 2006, the Miller County Circuit Court in the Bryant case certified a nationwide class consisting of original and subsequent owners of 1999 through 2002 GM series 1500 pick-up trucks and sport utility vehicles equipped with automatic transmissions and registered in the United States. On June 19, 2008, the Supreme Court of Arkansas affirmed the certification decision. We intend to file a petition for certiorari seeking review of the certification decision in the U.S. Supreme Court.

* * * * * * *

Environmental Matters

Greenhouse Gas Lawsuit

In the case of California ex rel. Lockyer v. General Motors Corporation, et al., which has been previously reported, the State of California filed its appeal brief in January 2008, and the defendants filed their responsive brief in March 2008. Several groups filed amicus briefs in support of the defendants, including the State of Michigan, the U.S. Chamber of Commerce and the National Association of Manufacturers.

* * * * * * *

EPA Environmental Appeal Board Remands Hazardous Waste Region V Case, Impacting Regions II and III Enforcements

On June 22, 2008 the EPA Environmental Appeal Board reversed and remanded a 2006 Administrative Law Judge ruling that had found us liable for violating hazardous waste rules in Region V for the handling and storage of used solvents. As previously reported, EPA Regions II, III and V have brought enforcement actions against several GM assembly plants seeking penalties for alleged noncompliance with the Resource Conservation Recovery Act (RCRA) rules for the handling and storage of solvents used to purge colors from paint applicators. In March 2006 an administrative law judge found GM liable for RCRA violations at three plants in Region V and assessed a $568,116 penalty. We have appealed.

* * * * * * *

Item 1A.	Risk Factors

Other than discussed below, there have been no material changes to the Risk Factors as previously disclosed in Part I, “Item 1A Risk Factors” in our 2007 10-K.

We have agreed to fund a trust pursuant to the Settlement Agreement that will require us to contribute significant assets in a relatively short time period.

If the arrangements contemplated by the Settlement Agreement are approved and implemented as expected in January 2010, we will be required to pay or transfer more than $25.0 billion in assets to the New VEBA in a relatively short time period. This

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

amount includes $7.0 billion in cash, the transfer of $4.4 billion in convertible notes that were previously issued to a wholly-owned subsidiary and mature in 2013, and the transfer of amounts already funded by us in existing VEBAs. These payments or transfers will be made in the first quarter of 2010. Further, in 2010, we may transfer an additional $5.6 billion to the New VEBA, subject to adjustment, or we may instead opt to make annual payments of varying amounts between $421 million and $3.3 billion through 2020. We may also contribute $1.6 billion immediately or opt to make up to 19 contingent payments of $165 million as necessary to support the New VEBA’s future solvency. There can be no assurance that we will be able to obtain all of the necessary funding that has not been set aside in existing VEBA trusts on terms that will be acceptable. The liquidity plans announced in June and July 2008 were designed to assure adequate liquidity through 2009. If we are unable to obtain funding on terms that are consistent with our business plans, we may have to delay or reduce other planned expenditures.

New laws, regulations or policies of governmental organizations regarding increased fuel economy requirements and reduced greenhouse gas emissions, or changes in existing ones, may have a significant negative impact on how we do business.

We are affected significantly by a substantial amount of governmental regulations that increase costs related to the production of our vehicles and impact our product portfolio. We anticipate that the number and extent of these regulations, and the costs and changes to our product line-up to comply with them, will increase significantly in the future. In the United States and Europe, for example, governmental regulation is primarily driven by concerns about the environment (including CO2 emissions), vehicle safety and fuel economy. These government regulatory requirements complicate our plans for global product development and may result in substantial costs, which can be difficult to pass through to our customers, and may result in limits on the types of vehicles we sell and where we sell them, which can impact revenue.

The Corporate Average Fuel Economy (CAFE) requirements mandated by the U.S. government pose special concerns. In December 2007, the United States enacted the Energy Independence and Security Act of 2007, a new energy law that will require significant increases in CAFE requirements applicable to cars and light trucks beginning in the 2011 model year in order to increase the combined U.S. fleet average for cars and light trucks to at least 35 miles per gallon by 2020, a 40% increase. The estimated cost to the automotive industry of complying with this new standard will likely exceed $100 billion, and our compliance cost could require us to alter our capital spending and research and development plans, curtail sales of our higher margin vehicles, cease production of certain models or even exit certain segments of the vehicle market. The National Highway Traffic Safety Administration (NHTSA) has issued a proposed rule to set the car and truck standards for the 2011 — 2015 model years and to make changes to the form of the standards and the associated credit mechanism. In comments we and the Alliance of Automobile Manufacturers, a trade association to which we belong, submitted we urged NHTSA to consider our concerns about the accuracy of the technology analyses used by NHTSA to estimate the costs and benefits of the proposed standards, and consider revising its overly aggressive rate of increase in the standards.

In addition, California and 12 other states have adopted a set of rules establishing CO2 emission standards that effectively impose similarly increased fuel economy standards for new vehicles sold in those states (AB 1493 Rules). In addition, there are several other states considering the adoption of such standards. If stringent CO2 emission standards are imposed on us on a state-by-state basis, the result could be even more disruptive to our business than the higher CAFE standards discussed above. The automotive industry has filed legal challenges to these state standards in California, Vermont and Rhode Island and dealers have filed a similar challenge in New Mexico. On September 12, 2007, the U.S. District Court for the District of Vermont rejected the industry’s position that such state regulation of CO2 emissions is preempted by federal fuel economy and air pollution laws. While the plaintiffs including us have appealed this decision and submitted opening briefs, there can be no assurance that the lower court’s order will be reversed. On December 12, 2007, the U.S. District Court for the Eastern District of California ruled against the federal preemption arguments made by the automotive industry but did not lift its order enjoining California from enforcing the AB 1493 Rules in the absence of a waiver by the Environmental Protection Agency (EPA). The industry has responded to that ruling by seeking a permanent injunction against the AB 1493 Rules. A related challenge in California state court is pending. On December 21, 2007, the U.S. District Court for the District of Rhode Island denied the state’s motion to dismiss the industry challenge and announced steps for the case to proceed to trial. The defendants in the Rhode Island case have moved for dismissal of our complaint, and we are preparing a response. There can be no assurance that these legal challenges to the AB 1493 Rules will succeed.

On February 29, 2008, the EPA formally denied California’s request for a waiver of federal preemption of its AB 1493 Rules. As a result, at this time the AB 1493 Rules cannot be enforced in California or any other state. California and many other

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

states and non-governmental organizations, however, have filed actions in several federal courts to have the EPA’s denial overturned. The EPA and automotive industry have filed to have these cases dismissed. In addition, the two leading Presidential candidates have expressed support for the AB 1493 Rules, and indicating that the EPA’s decision may be reversed in a future administration, thereby permitting those Rules to be enforced in all the states that have adopted or will adopt them. There can be no assurance that the legal efforts to dismiss or deny the challenges to the EPA’s action will succeed. As a result of the failure of the legal efforts, or a different decision by a successor EPA Administrator, the AB 1493 Rules might become enforceable.

In addition, a number of countries in Europe are adopting or amending regulations that establish CO2 emission standards or other frameworks that effectively impose similarly increased fuel economy standards for vehicles sold in those countries, or establish vehicle-related tax structures based on them.

Delphi is unlikely to emerge from bankruptcy in the near-term and possibly may not emerge at all.

In January 2008, the U.S. Bankruptcy Court entered an order confirming Delphi’s POR and related agreements including certain agreements with us. On April 4, 2008 Delphi announced that, although it had met the conditions required to substantially consummate its POR, including obtaining exit financing, Delphi’s plan investors refused to participate in a closing that was commenced but not completed on that date. The current credit markets, the lack of plan investors, and the challenges facing the auto industry make it difficult for Delphi to emerge from bankruptcy. As a result, it is unlikely that Delphi will emerge from bankruptcy in the near term, and it is possible that it may not emerge successfully or at all. We believe that Delphi will continue to seek alternative arrangements to emerge from bankruptcy, but there can be no assurance that Delphi will be successful in obtaining any alternative arrangements. The resulting uncertainty could disrupt our ability to plan future production and realize our cost reduction goals, and could affect our relationship with the UAW and result in our providing additional financial support to Delphi, receiving significantly less than the distributions that we expect from the resolution of Delphi’s bankruptcy proceedings and assuming some of Delphi’s obligations to its workforce and retirees. If Delphi is unable to successfully emerge from bankruptcy in the near term, it may be forced to sell all of its assets. As a result, we may be required to pay additional amounts to secure the parts we need until alternative suppliers are secured or new contracts are executed with the buyers of Delphi’s assets. In addition the Benefit Guarantees may be triggered which would result in additional liabilities to us. We may also be subject to additional litigation regarding Delphi.

Financial difficulties, labor stoppages or work slowdowns at key suppliers could result in a disruption in our operations and have a material adverse effect on our business.

We rely on many suppliers to provide us with the systems, components and parts that we need to manufacture our automotive products and operate our business. In recent years, a number of these suppliers, including but not limited to Delphi, have experienced severe financial difficulties and solvency problems and some have reorganized under the U.S. Bankruptcy Code. This trend has intensified in recent months. Financial difficulties or solvency problems at these or other suppliers could materially adversely affect their ability to supply us with the systems, components and parts that we need, which could disrupt our operations including production of certain of our higher margin vehicles. It may be difficult to find a replacement for certain suppliers without significant delay. Similarly, a substantial portion of many of these suppliers’ workforces are represented by labor unions. Workforce disputes that result in work stoppages or slowdowns at these suppliers could also have a material adverse effect on their ability to continue meeting our needs.

Our significant investment in new technology may not result in successful vehicle applications.

We intend to invest up to $7.0 billion per year in the next few years to support our products and to develop new technology. In some cases, such as hydrogen fuel cells, the technologies are not yet commercially practical and depend on significant future technological advances by us and by suppliers, especially in the area of advanced battery technology. For example, we have announced that we intend to produce by November 2010 the Chevrolet Volt, an electric car, which requires battery technology that has not yet proven to be commercially viable. There can be no assurance that these advances will occur in a timely or feasible way, that the funds that we have budgeted for these purposes will be adequate or that we will be able to establish our right to these technologies. Moreover, our competitors and others are pursuing the same technologies and other competing

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

technologies, in some cases with more money available, and there can be no assurance that they will not acquire similar or superior technologies sooner than we do or on an exclusive basis or at a significant price advantage.

Our liquidity position could be negatively affected by a variety of factors, which in turn could have a material adverse effect on our business.

Our ability to meet our capital requirements over the long-term (as opposed to the short- and medium-term) will require substantial liquidity, which will depend on the continued successful execution of our turnaround plan to return our North American operations to profitability and positive cash flow and our ability to take other actions to continue to bolster our liquidity position including our cash flow initiatives described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Recent Initiatives.” These initiatives are designed to bolster our liquidity position through 2009, which we consider medium-term. We cannot assure you we will be able to successfully execute these initiatives. We can also not assure you that over the long-term we will be able to maintain a level of cash flows from operating activities sufficient to meet our capital requirements. We are subject to numerous risks and uncertainties that could negatively affect our cash flow and liquidity position in the future. These include, among other things, the high capital costs relating to new technology research and implementation, continued deterioration in the U.S. economy or increases in the price of fuel, the effects of proposed and new legislation regarding increased fuel economy requirements and greenhouse gas emissions and pressure from suppliers to agree to changed payment or other contract terms. The occurrence of one or more of these events could weaken our liquidity position as well as limit our ability to improve our cash flow, which was significantly negative in this quarter. A weakened liquidity position could materially and adversely affect our business for example by curtailing our ability to make important capital expenditures. The current weakness of the credit markets and the general economic downturn, and our operating losses in the first half of 2008 could have a significant negative effect on our ability to borrow funds to meet our anticipated cash needs.

Our significant indebtedness and other obligations of our automotive operations are significant and could negatively impact our goal of sustained profitability.

We have a substantial amount of indebtedness, which requires significant interest and principal payments. At June 30, 2008, we had $40.5 billion in loans payable and long-term debt outstanding for our automotive operations. In addition, we expect to pay more than $7.0 billion due under the Settlement Agreement with the UAW in early 2010. If additional indebtedness is added to current debt levels, the related risks described below could intensify.

Our significant indebtedness may have several important consequences, including the following:

•	requiring us to dedicate a significant portion of our cash flow from operations to the payment of principal and interest on our indebtedness, which will reduce the funds available for other purposes such as product development;
•	making it more difficult for us to satisfy our obligations with respect to our outstanding loans payable, long-term debt and amounts due under the Settlement Agreement with the UAW;
•	impairing our ability to obtain additional financing for working capital, capital expenditures, acquisitions, refinancing indebtedness or other purposes;
•	increasing our vulnerability to adverse economic and industry conditions;
•	limiting our ability to withstand competitive pressures; and
•	increasing our vulnerability to interest rate increases, since certain of our borrowings are at variable rates.

Our business may be materially impacted by decreases in the residual value of off-lease vehicles.

In addition to the impact on GMAC of the residual value of off-lease vehicles discussed in our 2007 10-K Risk Factors, we are also negatively affected by decreases in the residual value of off-lease vehicles through our residual support programs, our ownership of lease-related assets and the effect of leasing activity on our retail sales. We record an estimate of marketing incentive accruals for residual support and risk sharing programs when vehicles are sold to dealers. To the extent the residual value of off-lease vehicles decreases, we are required to increase our estimate of the residual support required to be provided to GMAC to subvent leases or increase risk sharing payments to GMAC. We also own certain lease-related assets that GMAC paid

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

to us as a dividend prior to the consummation of the GMAC Transaction, the value of which would be impaired by decreases in the residual value of off-lease vehicles. In addition, changes in expected lease residual values may impact the cost of leasing transactions and the types of leasing transactions available to end-use customers. Fewer financing options could make purchasing a vehicle less attractive. Should market conditions continue to drive further reduction in the residual value of leased vehicles, we may suspend or eliminate lease financing. The elimination of this financing alternative could have a negative effect on our operations.

Any one or more of these consequences could have a material adverse effect on our business.

GMAC’s automotive finance business is critical to our operations and provides financing support to a significant share of our global sales; if GMAC is unable to provide financial support in its current form our business will be materially adversely affected.

GMAC’s automotive finance business for North American Operations and International Operations supports a significant share of our global sales through lending, leasing and financing arrangements with dealers and retail and fleet customers. If GMAC is unable to provide this financial support to our dealers and customers at the current level we may need to seek a replacement issuer or originator for our automotive financing operations. This process would be complicated by the existing contractual arrangements that GM and GMAC entered into in connection with the GMAC Transaction, such as the exclusive use of GMAC to provide leasing and financing incentives to U.S. customers (other than Saturn buyers). Under these agreements, if we with GMAC determine that certain credit market conditions exist, GMAC would not be penalized for failure to provide the current level of financial support to our dealers and customers, which could have a negative effect on our sales. Even if circumstances permit us to replace GMAC, we may not be able to find a replacement in a timely and cost efficient manner and the ensuing interruption to our sales process could materially affect our business.

Risks related to our 49% equity interest in GMAC

GMAC’s business requires substantial capital, and a disruption in its funding sources, diminished access to the capital markets, or increased borrowing costs could have a material adverse effect on its liquidity and financial condition.

GMAC’s liquidity and ongoing profitability are, in large part, dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. GMAC depends and will continue to depend on its ability to access diversified funding alternatives to meet future cash flow requirements and to continue to fund its operations. The capital markets have remained highly volatile and liquidity has been significantly reduced. These conditions, in addition to the reduction in GMAC’s credit ratings, have resulted in increased borrowing costs and GMAC’s inability to access the unsecured debt markets in a cost-effective manner. This has resulted in an increased reliance on asset-backed and other secured sources of funding. Further, GMAC has regular renewals of outstanding bank loans and credit facilities, and its inability to renew these loans and facilities as they mature could have a negative impact on its liquidity position. GMAC also has significant maturities of unsecured notes due each year. In order to retire these instruments, GMAC either will need to refinance this debt or generate sufficient cash to retire the debt. In addition, continued or further negative events specific to GMAC or us, could further adversely impact GMAC’s funding sources. Furthermore, GMAC has recently provided a significant amount of funding to ResCap, and as a result any negative events with respect to ResCap could have an adverse effect on GMAC’s consolidated financial position.

ResCap’s liquidity has been significantly impaired, and may be further impaired, due to circumstances beyond GMAC’s control, such as adverse changes in the economy and general market conditions. Continued deterioration in ResCap’s business performance could further limit, and recent reductions in its credit ratings have limited, ResCap’s ability to access the capital markets on favorable terms. During recent volatile times in the capital and secondary markets, especially since August 2007, access to aggregation and other forms of financing, as well as access to securitization and secondary markets for the sale of ResCap’s loans, has been severely constricted. Furthermore, ResCap’s access to capital has been impacted by changes in the market value of its mortgage products and the willingness of market participants to provide liquidity for such products.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ResCap’s liquidity has also been adversely affected, and may be further adversely affected in the future, by margin calls under certain of ResCap’s secured credit facilities that are dependent in part on the lenders’ valuation of the collateral securing the financing. Each of these credit facilities allows the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market values. If a lender determines that the value of the collateral has decreased, it may initiate a margin call requiring ResCap to post additional collateral to cover the decrease. When ResCap is subject to such a margin call, it must provide the lender with additional collateral or repay a portion of the outstanding borrowings with minimal notice. Any such margin call could harm ResCap’s liquidity, results of operation, financial condition and business prospects. Additionally, in order to obtain cash to satisfy a margin call, ResCap may be required to liquidate assets at a disadvantageous time, which could cause ResCap to incur further losses and adversely affect its results of operations and financial condition. Furthermore, continued volatility in the capital markets has made determination of collateral values uncertain compared to GMAC’s historical experience, and many of ResCap’s lenders are taking a much more conservative approach to valuations. As a result, the frequency and magnitude of margin calls has increased, and GMAC expects both to remain high compared to historical experience for the foreseeable future.

Recent developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to nonprime assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products. As a result, ResCap’s liquidity has been and will continue to be negatively impacted by margin calls and changes to advance rates on ResCap’s secured facilities. One consequence of this funding reduction is that ResCap may decide to retain interests in securitized mortgage pools that in other circumstances it would sell to investors, and ResCap will have to secure additional financing for these retained interests. If ResCap is unable to secure sufficient financing for them, or if there is further general deterioration of liquidity for mortgage products, it will adversely impact ResCap’s business.

ResCap has significant near-term liquidity issues. There is a significant risk that ResCap will not be able to meet its debt service obligations and other funding obligations in the near term.

ResCap expects continued liquidity pressures for the remainder of 2008 and the early part of 2009. ResCap is highly leveraged relative to its cash flow. At June 30, 2008, ResCap’s liquidity portfolio (cash readily available to cover operating demands from across its business operations and maturing obligations) totaled $1.5 billion. ResCap has $0.3 billion aggregate principal amount of notes due in November 2008. Though in June ResCap extended the maturities of most of its secured, short-term debt until April and May 2009, ResCap had $3.3 billion of secured, short-term debt and $0.3 billion of unsecured notes outstanding at June 30, 2008 maturing in 2008, excluding debt of GMAC Bank.

ResCap expects that additional and continuing liquidity pressure, which is difficult to forecast with precision, will result from the obligation of its subsidiaries to advance delinquent principal, interest, property taxes, casualty insurance premiums and certain other amounts with respect to mortgage loans that ResCap services that become delinquent. Recent increases in delinquencies with respect to ResCap’s servicing portfolio have increased the overall level of such advances, as well as extending the time over which ResCap expects to recover such amounts under the terms of its servicing contracts. ResCap also must find alternate funding sources for assets that must periodically be withdrawn from some of its financing facilities as maximum funding periods for those assets expire. In addition, in connection with the recent restructuring of ResCap’s credit facilities, ResCap became subject to a requirement to maintain minimum cash balances outside GMAC Bank in order to continue its access to those facilities. ResCap will attempt to meet these and other liquidity demands through a combination of operating cash and additional asset sales. The sufficiency of these sources of additional liquidity cannot be assured, and any asset sales, even if they raise sufficient cash to meet ResCap’s liquidity needs, may result in losses that negatively affect ResCap’s overall profitability and financial condition.

Moreover, even if ResCap is successful in implementing all of the actions described above, ResCap’s ability to satisfy its liquidity needs and comply with any covenants included in its debt agreements requiring maintenance of minimum cash balances may be affected by additional factors and events (such as interest rate fluctuations and margin calls) that increase ResCap’s cash needs making it unable to independently satisfy near-term liquidity requirements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Current conditions in the residential mortgage market and housing markets may continue to adversely affect GMAC’s earnings and financial condition.

Recently, the residential mortgage market in the United States, Europe and other international markets in which GMAC conducts business has experienced a variety of difficulties and changed economic conditions that adversely affected GMAC’s earnings and financial condition in 2007 and in the year to date period ended June 30, 2008. Delinquencies and losses with respect to ResCap’s nonprime mortgage loans increased significantly and may continue to increase. Housing prices in many parts of the United States, the United Kingdom and other international markets in which GMAC conducts business have also declined or stopped appreciating, after extended periods of significant appreciation. In addition, the liquidity provided to the mortgage sector has recently been significantly reduced. This liquidity reduction combined with ResCap’s decision to reduce its exposure to the nonprime mortgage market caused ResCap’s nonprime mortgage production to decline, and such declines are expected to continue. Similar trends have emerged beyond the nonprime sector, especially at the lower end of the prime credit quality scale, and have had a similar effect on ResCap’s related liquidity needs and businesses in the United States, Europe and other international markets in which GMAC conducts business. These trends have resulted in significant writedowns to ResCap’s mortgage loans held-for-sale and trading securities portfolios and additions to its allowance for its loan losses for its mortgage loans held-for-investment and warehouse lending receivables portfolios. A continuation of these conditions, which GMAC anticipates in the near term, may continue to adversely affect GMAC’s financial condition and results of operations.

Moreover, the continued deterioration of the U.S. housing market and decline in home prices in 2007 and 2008 in many U.S. and international markets, which GMAC anticipates will continue for the near term, are likely to result in increased delinquencies or defaults on the mortgage assets that ResCap owns and services. Further, loans that were made based on limited credit or income documentation also increase the likelihood of future increases in delinquencies or defaults on mortgage loans. An increase in delinquencies or defaults will result in a higher level of credit losses and credit related expenses, as well as increased liquidity requirements to fund servicing advances, all of which in turn will reduce GMAC’s revenues and profits. Higher credit losses and credit-related expenses also could adversely affect GMAC’s financial condition.

ResCap’s lending volume is generally related to the rate of growth in U.S. residential mortgage debt outstanding and the size of the U.S. residential mortgage market. Recently, the rate of growth in total U.S. residential mortgage debt outstanding has slowed sharply in response to the reduced activity in the housing market and national declines in home prices. A decline in the rate of growth in mortgage debt outstanding reduces the number of mortgage loans available for ResCap to purchase or securitize, which in turn could lead to a reduction in its revenue, profits, and business prospects.

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

As a result of decreased liquidity for a number of mortgage products, including nonprime mortgage products and many products offered through ResCap’s international businesses, ResCap no longer offers those products in the affected markets. In ResCap’s domestic mortgage business, it has shifted the bulk of its loan production to prime mortgage products that conform to the requirements of government-sponsored enterprises. In ResCap’s international business, it generally restricts originations to those products and markets for which liquidity remains available, and ResCap has suspended new loan originations in the United Kingdom, Europe, and Australia. The products that are currently relatively liquid are generally not as profitable as the broader range of products ResCap has traditionally offered. In addition, in the United States and some other markets, a number of competitors offer similar mortgage products, resulting in compression on interest margins and gains on sales. As a result, ResCap’s operations will generally be less profitable than they would be if ResCap was able to offer a more diversified product line.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Changes in existing U.S. government-sponsored mortgage programs, or disruptions in the secondary markets in the United States or in other countries in which GMAC operates, could adversely affect its profitability and financial condition.

The ability of ResCap to generate revenue through mortgage loan sales to institutional investors in the United States depends to a significant degree on programs administered by government-sponsored enterprises such as Fannie Mae, Freddie Mac, Ginnie Mae, and others that facilitate the issuance of mortgage-backed securities in the secondary market. These government-sponsored enterprises play a powerful role in the residential mortgage industry and ResCap has significant business relationships with them. Proposals have recently been enacted in Congress and are under consideration by various regulatory authorities that would affect the manner in which these government-sponsored enterprises conduct their business, including establishing a new independent agency to regulate the government-sponsored enterprises, to require them to register their stock with the SEC, to reduce or limit certain business benefits that they receive from the U.S. government, and to limit the size of the mortgage loan portfolios that they may hold. In addition, the government-sponsored enterprises themselves have been negatively affected by recent mortgage market conditions, including conditions that have threatened their access to debt financing. Any discontinuation of, or significant reduction in, the operation of these government-sponsored enterprises could adversely affect GMAC’s revenues and profitability. Also, any significant adverse change in the level of activity in the secondary market, including declines in the institutional investors’ desire to invest in ResCap’s mortgage products, could adversely affect GMAC’s business.

ResCap uses three primary sales channels to sell its mortgage loans to the secondary market: whole-loan sales, sales to government-sponsored enterprises, and securitizations. A decrease in demand for whole-loan purchasers or the government-sponsored enterprises, or for the securities issued in GMAC’s securitizations, could adversely affect GMAC’s revenues and profitability.

GMAC and certain of its owners are subject to regulatory agreements that may affect its control of GMAC Bank.

As previously disclosed, on February 1, 2008, Cerberus FIM, LLC; Cerberus FIM Investors, LLC; and FIM Holdings LLC (collectively, the FIM Entities), submitted a letter to the Federal Deposit Insurance Corporation (FDIC) requesting that the FDIC waive certain of the requirements contained in a two-year disposition agreement among each of the FIM Entities and the FDIC that was entered into in connection with our sale of 51% of the equity interests in GMAC (the Sale Transaction). The Sale Transaction resulted in a change of control of GMAC Bank, an industrial bank, which required the approval of the FDIC. Prior to the Sale Transaction, the FDIC had imposed a moratorium on the approval of any applications for change in bank control notices submitted to the FDIC with respect to any industrial bank. As a condition to granting the application in connection with the change of control of GMAC Bank during the moratorium, the FDIC required each of the FIM Entities to enter into a two-year disposition agreement. That agreement required, among other things, that by no later than November 30, 2008, the FIM Entities complete one of the following actions: (1) become registered with the appropriate federal banking agency as a depository institution holding company pursuant to the Bank Holding Company Act or the Home Owners’ Loan Act; (2) divest control of GMAC Bank to one or more persons or entities other than prohibited transferees; (3) terminate GMAC Bank’s status as an FDIC-insured depository institution; or (4) obtain from the FDIC a waiver of the requirements set forth in this sentence on the ground that applicable law and FDIC policy permit similarly situated companies to acquire control of FDIC-insured industrial banks. On July 15, 2008, the FDIC determined to address the FIM Entities’ waiver request through execution of a 10-year extension of the existing two-year disposition requirement. Pursuant to the extension, the FIM Entities have until November 30, 2018, to complete one of the four actions enumerated above. Certain agreements, which GMAC, GMAC Bank, and the FIM Entities entered into with the FDIC as a condition to the FDIC granting the 10-year extension, require, among other things, both GMAC and GMAC Bank to maintain specified capital levels. In the event required levels are not maintained or other provisions of the agreements are breached, the FDIC could exercise its discretionary powers and seek to take actions in response. Such actions could include termination or modification of the 10-year extension.

GMAC’s profitability and financial condition have been materially adversely affected by decreases in the residual value of off-lease vehicles, and such decreases may continue.

GMAC’s expectation of the residual value of a vehicle subject to an automotive lease contract is a critical element used to determine the amount of the lease payments under the contract at the time the customer enters into it. As a result, to the extent the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

actual residual value of the vehicle, as reflected in the sales proceeds received upon remarketing, is less than the expected residual value for the vehicle at lease inception, GMAC incurs additional depreciation expense and/or a loss on the lease transaction. General economic conditions, the supply of off-lease vehicles, and new vehicle market prices heavily influence used vehicle prices and thus the actual residual value of off-lease vehicles. The recent sharp decline in demand and used vehicle sale prices for sport utility vehicles and trucks in the United States and Canada has affected GMAC’s remarketing proceeds for these vehicles, and has resulted in an impairment of $716 million during the quarter ended June 30, 2008. These trends may continue. Our brand image, consumer preference for our products, and our marketing programs which influence the new and used vehicle market for our vehicles also influence lease residual values. In addition, GMAC’s ability to efficiently process and effectively market off-lease vehicles impacts the disposal costs and proceeds realized from the vehicle sales. While we provide support for lease residual values, including through residual support programs, our support does not in all cases entitle GMAC to full reimbursement for the difference between the remarketing sales proceeds for off-lease vehicles and the residual value specified in the lease contract. Differences between the actual residual values realized on leased vehicles and GMAC’s expectations of such values at contract inception could continue to have a negative impact on GMAC’s profitability and financial condition.

The worldwide financial services industry is highly competitive. If GMAC is unable to compete successfully or if there is increased competition in the automotive financing, mortgage, and/or insurance markets or generally in the markets for securitizations or asset sales, GMAC’s margins could be materially adversely affected.

The markets for automotive and mortgage financing, insurance, and reinsurance are highly competitive. The market for automotive financing has grown more competitive as more consumers are financing their vehicle purchases, primarily in North America and Europe. GMAC’s mortgage business faces significant competition from commercial banks, savings institutions, mortgage companies, and other financial institutions. GMAC’s insurance business faces significant competition from insurance carriers, reinsurers, third-party administrators, brokers, and other insurance-related companies. Many of GMAC’s competitors have substantial positions nationally or in the markets in which they operate. Some of its competitors have lower cost structures, lower cost of capital, and are less reliant on securitization and sale activities. GMAC faces significant competition in various areas, including product offerings, rates, pricing and fees, and customer service. This competition may increase as GMAC has recently increased pricing on certain lending activities. If GMAC is unable to compete effectively in the markets in which it operates, its profitability and financial condition could be negatively affected.

The markets for asset and mortgage securitizations and whole-loan sales are competitive, and other issuers and originators could increase the amount of their issuances and sales. In addition, lenders and other investors within those markets often establish limits on their credit exposure to particular issuers, originators and asset classes, or they may require higher returns to increase the amount of their exposure. Increased issuance by other participants in the market, or decisions by investors to limit their credit exposure to — or to require a higher yield for — GMAC or to automotive or mortgage securitizations or whole loans, could negatively affect GMAC’s ability and that of its subsidiaries to price their securitizations and whole-loan sales at attractive rates. The result would be lower proceeds from these activities and lower profits for GMAC and its subsidiaries.

* * * * * * *

Item 4.	Submission of Matters to a Vote of Security Holders

The General Motors Corporation’s annual meeting of stockholders was held on June 3, 2008. At that meeting, the following matters were submitted to a vote of the stockholders:

Item No. 1

Nomination and election of directors

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

The following nominees for director received the number of votes set opposite their respective names and were elected to serve on the Board of Directors:

		Final Voting Results
		Votes	Percent

Percy N. Barnevik	For	445,096,424	95.2
	Withheld	22,206,280	4.8
Erskine B. Bowles	For	445,588,315	95.4
	Withheld	21,714,389	4.6
John H. Bryan	For	387,028,314	82.8
	Withheld	80,274,390	17.2
Armando M. Codina	For	385,159,390	82.4
	Withheld	82,143,314	17.6
Erroll B. Davis, Jr.	For	446,194,951	95.5
	Withheld	21,107,753	4.5
George M.C. Fisher	For	384,215,206	82.2
	Withheld	83,087,498	17.8
E. Neville Isdell	For	445,270,702	95.3
	Withheld	22,032,002	4.7
Karen Katen	For	386,596,988	82.7
	Withheld	80,705,716	17.3
Kent Kresa	For	432,775,782	92.6
	Withheld	34,526,922	7.4
Ellen J. Kullman	For	433,132,064	92.7
	Withheld	34,170,640	7.3
Philip A. Laskawy	For	432,768,252	92.6
	Withheld	34,534,452	7.4
Kathryn V. Marinello	For	446,075,076	95.5
	Withheld	21,227,628	4.5
Eckhard Pfeiffer	For	429,167,826	91.8
	Withheld	38,134,878	8.2
G. Richard Wagoner, Jr.	For	445,313,538	95.3
	Withheld	21,989,166	4.7

In addition, 1,095 votes were cast for each of the following: John Chevedden, James Dollinger, Dean Fitzpatrick, Lucy Kessler, John Lauve, Louis Lauve III, Erik Nielsen, Danny Taylor, William Walde, and William Woodward, M.D.			0.0

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 4.	Submission of Matters to a Vote of Security Holders

		Final Voting Results
		Votes	Percent

Item No. 2
Ratification of the selection of Deloitte & Touche LLP as independent public accountants for the year 2008	For Not in favor Against Abstain	440,661,592 12,597,992 14,043,120	94.3 2.7 3.0

	Total	26,641,112	5.7
	Broker Non-Vote	—	—
Item No. 3
Stockholder proposal regarding disclosure of political contributions	For Not in favor Against Abstain	21,645,790 333,264,402 26,498,104	5.7 87.4 6.9

	Total	359,762,506	94.3
	Broker Non-Vote	85,894,408	—
Item No. 4
Stockholder proposal regarding disclosure of political contributions	For Not in favor Against Abstain	56,919,259 298,081,922 26,407,115	14.9 78.2 6.9

	Total	324,489,037	85.1
	Broker Non-Vote	85,894,408	—
Item No. 5
Stockholder proposal regarding health care reform principles	For Not in favor Against Abstain	14,223,370 337,206,309 29,978,617	3.7 88.4 7.9

	Total	367,184,926	96.3
	Broker Non-Vote	85,894,408	—
Item No. 6
Stockholder proposal regarding stockholder advisory vote on executive compensation	For Not in favor Against Abstain	121,789,123 242,748,465 16,870,708	31.9 63.7 4.4

	Total	259,619,173	68.1
	Broker Non-Vote	85,894,408	—
Item No. 7
Stockholder proposal regarding greenhouse gas emissions	For Not in favor Against Abstain	52,592,204 298,724,479 30,091,613	13.8 78.3 7.9

	Total	328,816,092	86.2
	Broker Non-Vote	85,894,408	—

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

		Final Voting Results
		Votes	Percent

Item No. 8
Stockholder proposal regarding cumulative voting	For Not in favor Against Abstain	194,140,961 171,535,716 15,731,619	50.9 45.0 4.1

	Total	187,267,335	49.1
	Broker Non-Vote	85,894,408	—
Item No. 9
Stockholder proposal regarding special stockholder meetings	For Not in favor Against Abstain	189,021,654 176,531,923 15,854,719	49.6 46.3 4.1

	Total	192,386,642	50.4
	Broker Non-Vote	85,894,408	—
Item No. 10
Stockholder proposal regarding performance-based equity compensation	For Not in favor Against Abstain	63,086,072 303,663,333 14,658,891	16.5 79.6 3.9

	Total	318,322,224	83.5
	Broker Non-Vote	85,894,408	—

* * * * * * * *

Item 6.	Exhibits

Exhibit
Number		Exhibit Name

10	.a	Participation Agreement (“Participation Agreement”) dated as of June 4, 2008 between General Motors Corporation, GMAC LLC and Cerberus ResCap Financing LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 9, 2008.
23		Consent of Hamilton, Rabinovitz and Associates
31	.a	Section 302 Certification of the Chief Executive Officer
31	.b	Section 302 Certification of the Chief Financial Officer
32	.a	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.b	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* * * * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS CORPORATION
(Registrant)

By:	/s/ NICK S. CYPRUS
(Nick S. Cyprus, Controller and Chief Accounting Officer)

Date: August 7, 2008

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit
Number		Exhibit Name

10	.a	Participation Agreement (“Participation Agreement”) dated as of June 4, 2008 between General Motors Corporation, GMAC LLC and Cerberus ResCap Financing LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 9, 2008.
23		Consent of Hamilton, Robinovitz and Associates
31	.a	Section 302 Certification of the Chief Executive Officer
31	.b	Section 302 Certification of the Chief Financial Officer
32	.a	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.b	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002