Form 10-Q
period 2008-09-30
GENERAL MOTORS CORP
filed 2008-11-10
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-43

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of October 31, 2008, the number of shares outstanding of the Registrant’s common stock was 610,463,321 shares.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

PART I

Item 1. Condensed Consolidated Financial Statements

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales and revenue
Automotive sales	$37,503	$43,002	$117,120	$131,076
Financial services and insurance revenue	438	700	1,466	2,530

Total net sales and revenue	37,941	43,702	118,586	133,606

Costs and expenses
Automotive cost of sales	34,521	41,373	116,219	121,768
Selling, general and administrative expense	3,251	3,601	10,704	10,205
Financial services and insurance expense	400	640	1,475	2,334
Other expenses	652	350	4,136	925

Total costs and expenses	38,824	45,964	132,534	135,232

Operating loss	(883)	(2,262)	(13,948)	(1,626)
Equity in loss of GMAC LLC (Note 6)	(1,235)	(809)	(4,777)	(874)
Automotive and other interest expense	(542)	(839)	(2,037)	(2,319)
Automotive interest income and other non-operating income, net	78	572	165	1,775

Loss from continuing operations before income taxes, equity income and minority interests	(2,582)	(3,338)	(20,597)	(3,044)
Income tax expense	68	39,186	1,029	38,805
Equity income, net of tax	50	114	310	440
Minority interests, net of tax	58	(102)	52	(361)

Loss from continuing operations	(2,542)	(42,512)	(21,264)	(41,770)
Discontinued operations (Note 3)
Income from discontinued operations, net of tax	—	45	—	256
Gain on sale of discontinued operations, net of tax	—	3,504	—	3,504

Income from discontinued operations	—	3,549	—	3,760

Net loss	$(2,542)	$(38,963)	$(21,264)	$(38,010)

Earnings (loss) per share, basic and diluted:
Continuing operations	$(4.45)	$(75.12)	$(37.44)	$(73.82)
Discontinued operations	—	6.27	—	6.64

Total	$(4.45)	$(68.85)	$(37.44)	$(67.18)

Weighted average common shares outstanding, basic and diluted (millions)	571	566	568	566

Cash dividends per share	$—	$0.25	$0.50	$0.75

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(Unaudited)

	September 30,	December 31,	September 30,
	2008	2007	2007

ASSETS
Current Assets
Cash and cash equivalents	$15,831	$24,549	$24,402
Marketable securities	67	2,139	1,978

Total cash and marketable securities	15,898	26,688	26,380
Accounts and notes receivable, net	9,461	9,659	10,728
Inventories	16,914	14,939	15,530
Equipment on operating leases, net	4,312	5,283	5,572
Other current assets and deferred income taxes	3,511	3,566	3,170

Total current assets	50,096	60,135	61,380
Financing and Insurance Operations Assets
Cash and cash equivalents	176	268	328
Investments in securities	273	215	209
Equipment on operating leases, net	2,892	6,712	7,856
Equity in net assets of GMAC LLC	1,949	7,079	6,852
Other assets	2,034	2,715	3,910

Total Financing and Insurance Operations assets	7,324	16,989	19,155
Non-Current Assets
Equity in and advances to nonconsolidated affiliates	2,351	1,919	2,031
Property, net	42,156	43,017	42,264
Goodwill and intangible assets, net	949	1,066	1,084
Deferred income taxes	907	2,116	975
Prepaid pension	3,602	20,175	18,920
Other assets	3,040	3,466	3,691

Total non-current assets	53,005	71,759	68,965

Total Assets	$110,425	$148,883	$149,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (principally trade)	$27,839	$29,439	$30,514
Short-term borrowings and current portion of long-term debt	7,208	6,047	5,263
Accrued expenses	33,959	34,822	33,927

Total current liabilities	69,006	70,308	69,704
Financing and Insurance Operations Liabilities
Debt	1,890	4,908	5,962
Other liabilities and deferred income taxes	768	905	1,666

Total Financing and Insurance Operations liabilities	2,658	5,813	7,628
Non-Current Liabilities
Long-term debt	36,057	33,384	34,670
Postretirement benefits other than pensions	33,714	47,375	48,336
Pensions	11,500	11,381	12,214
Other liabilities and deferred income taxes	16,484	16,102	17,019

Total non-current liabilities	97,755	108,242	112,239

Total liabilities	169,419	184,363	189,571
Commitments and contingencies (Note 11)
Minority interests	945	1,614	1,700
Stockholders’ Deficit
Preferred stock, no par value, 6,000,000 shares authorized, no shares issued and outstanding	—	—	—
Common stock, $1 2/3 par value (2,000,000,000 shares authorized, 800,937,541 and 610,462,606 shares issued and outstanding at September 30, 2008, respectively, 756,637,541 and 566,059,249 shares issued and outstanding at December 31, 2007, respectively, and 756,637,541 and 565,877,391 shares issued and outstanding at September 30, 2007, respectively)	1,017	943	943
Capital surplus (principally additional paid-in capital)	15,732	15,319	15,264
Accumulated deficit	(61,014)	(39,392)	(38,528)
Accumulated other comprehensive loss	(15,674)	(13,964)	(19,450)

Total stockholders’ deficit	(59,939)	(37,094)	(41,771)

Total Liabilities, Minority Interests and Stockholders’ Deficit	$110,425	$148,883	$149,500

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Dollars and shares in millions)
(Unaudited)

					Retained	Accumulated
	Shares of				Earnings	Other	Total
	Common	Common	Capital	Comprehensive	(Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Surplus	Loss	Deficit)	Loss	Deficit

Balance at December 31, 2006	566	$943	$15,336		$195	$(22,126)	$(5,652)
Net loss	—	—	—	$(38,010)	(38,010)	—	(38,010)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	563	—	—	—
Unrealized gain on derivatives	—	—	—	73	—	—	—
Unrealized loss on securities	—	—	—	(2)	—	—	—
Defined benefit plans:
Net prior service costs	—	—	—	212	—	—	—
Net actuarial gain	—	—	—	673	—	—	—
Net transition asset / obligation	—	—	—	4	—	—	—

Other comprehensive income	—	—	—	1,523	—	1,523	1,523

Comprehensive loss				$(36,487)

Effects of accounting change regarding pension plan and OPEB measurement-dates pursuant to SFAS No. 158, net of tax	—	—	—		(425)	1,153	728
Cumulative effect of a change in accounting principle — adoption of FIN No. 48	—	—	—		137	—	137
Stock options	—	—	27		—	—	27
Cash dividends paid	—	—	—		(425)	—	(425)
Purchase of convertible note hedge	—	—	(99)		—	—	(99)

Balance at September 30, 2007	566	$943	$15,264		$(38,528)	$(19,450)	$(41,771)

Balance at December 31, 2007	566	$943	$15,319		$(39,392)	$(13,964)	$(37,094)
Net loss	—	—	—	$(21,264)	(21,264)	—	(21,264)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(388)	—	—	—
Unrealized loss on derivatives	—	—	—	(570)	—	—	—
Unrealized loss on securities	—	—	—	(311)	—	—	—
Defined benefit plans:
Net prior service costs	—	—	—	(4,480)	—	—	—
Net actuarial gain	—	—	—	4,035	—	—	—
Net transition asset / obligation	—	—	—	4	—	—	—

Other comprehensive loss	—	—	—	(1,710)	—	(1,710)	(1,710)

Comprehensive loss				$(22,974)

Effects of GMAC LLC adoption of SFAS No. 157 and No. 159 (Note 6)	—	—	—		(76)	—	(76)
Stock options and other	—	—	9		1	—	10
Common stock issued for settlement of Series D debentures	44	74	404		—	—	478
Cash dividends paid	—	—	—		(283)	—	(283)

Balance at September 30, 2008	610	$1,017	$15,732		$(61,014)	$(15,674)	$(59,939)

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Net cash provided by (used in) continuing operating activities	$(9,661)	$3,641
Cash provided by discontinued operating activities	—	221

Net cash provided by (used in) operating activities	(9,661)	3,862
Cash flows from investing activities
Expenditures for property	(5,527)	(4,939)
Investments in marketable securities, acquisitions	(3,209)	(8,672)
Investments in marketable securities, liquidations	5,139	6,801
Capital contribution to GMAC LLC	—	(1,022)
Proceeds from sale of business units/equity investments	—	5,354
Operating leases, liquidations	3,014	2,463
Other	28	(23)

Net cash used in continuing investing activities	(555)	(38)
Cash used in discontinued investing activities	—	(22)

Net cash used in investing activities	(555)	(60)
Cash flows from financing activities
Net decrease in short-term borrowings	(2,730)	(3,732)
Borrowings of long-term debt	5,581	1,919
Payments made on long-term debt	(847)	(1,244)
Cash dividends paid to stockholders	(283)	(425)

Net cash provided by (used in) continuing financing activities	1,721	(3,482)
Cash used in discontinued financing activities	—	(5)

Net cash provided by (used in) financing activities	1,721	(3,487)
Effect of exchange rate changes on cash and cash equivalents	(315)	292

Net increase (decrease) in cash and cash equivalents	(8,810)	607
Cash and cash equivalents at beginning of the period	24,817	24,123

Cash and cash equivalents at end of the period	$16,007	$24,730

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Nature of Operations

We (also General Motors Corporation, GM, the Corporation, our or us) are primarily engaged in the worldwide production and marketing of cars and trucks. We operate in two businesses consisting of Automotive (GM Automotive or GMA) and Financing and Insurance Operations (FIO). We develop, manufacture and market vehicles worldwide through our four automotive segments which consist of GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM) and GM Asia Pacific (GMAP). Our finance and insurance operations are primarily conducted through our 49% equity interest in GMAC LLC (GMAC), which is accounted for under the equity method of accounting. GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential mortgage services, automobile service contracts, personal automobile insurance coverage and selected commercial insurance coverage.

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

Liquidity Matters

We have had significant losses from 2005 through the nine months ended September 30, 2008, attributable to operations and to restructurings and other charges such as support for Delphi and future cost cutting measures. We have managed our liquidity during this time through a series of cost reduction initiatives, capital markets transactions and sales of assets. However, the global credit market crisis has had a dramatic effect on our industry. In the three months ended September 30, 2008, the turmoil in the mortgage and overall credit markets, continued reductions in U.S. housing values, historically high prices for energy, the high likelihood that the United States and Western Europe have entered into a recession and the slowdown of economic growth in the rest of the world, created a substantially more difficult business environment. Vehicle sales in North America and Western Europe contracted severely and the pace of vehicle sales in the rest of the world slowed. Our liquidity position, as well as our operating performance, were negatively affected by these economic and industry conditions and by other financial business factors, many of which are beyond our control. These conditions have generally worsened during October 2008, with sales of vehicles for the U.S. industry falling to 861,000 units, or a seasonally adjusted rate of 10.9 million units, which was the lowest level for October since 1982. We do not believe it is likely that these adverse economic conditions, and their effect on the automotive industry, will improve significantly in the near term, notwithstanding the unprecedented intervention by the U.S. and other governments in the global banking and financial systems.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the nine months ended September 30, 2008, we used $9.7 billion of cash in operations and our liquidity position deteriorated by $11.1 billion. Our cash flow deteriorated primarily due to our significant operating loss, increases in inventory balances of $2.0 billion and a decrease in accounts payable and accruals of $2.5 billion.

We have taken far reaching actions to restructure our U.S. business, but the effect of current global economic and credit market conditions on the automotive industry require that we obtain additional near-term liquidity support. Based on our estimated cash requirements through December 31, 2009, we do not expect our operations to generate sufficient cash flow to fund our obligations as they come due, and we do not currently have other traditional sources of liquidity available to fund these obligations.

On July 15, 2008, we announced a plan for a combination of operating and related initiatives, as well as asset sales and capital market activities, both to conserve cash and to generate incremental cash flows in a total amount of up to $15 billion. Reflecting the priority of addressing liquidity in the current financial environment, we announced additional operating changes on November 7, 2008. We expect these additional actions to provide an incremental $5 billion of cash savings through December 31, 2009, which combined with the previous initiatives announced on July 15, 2008, would conserve or generate cash of up to $20 billion. These various initiatives are described below, and many of them, particularly asset sales and capital market activities, will be very challenging given the current business and credit market environments. Moreover, the full impact of many of these actions will not be realized until the second half of 2009 or later, even if they are implemented successfully. Our plans also assume that we will not be required to provide additional financial support to Delphi or GMAC beyond the level previously agreed to and that our trade suppliers will continue to conduct business with us on terms consistent with historical practice.

Based on our most recently available information (updated after the Form 8-K filed on November 7, 2008), even if we implement the planned operating actions that are substantially within our control, our estimated liquidity during the remainder of 2008 will be at or near the minimum amount necessary to operate our business. Looking into the first two quarters of 2009, even with our planned actions, our estimated liquidity will fall significantly short of the minimum required to operate our business unless economic and automotive industry conditions significantly improve, we receive substantial proceeds from asset sales, we take more aggressive working capital initiatives, we gain access to capital markets and other private sources of funding, we receive government funding under one or more current or future programs, or some combination of the foregoing. We are actively pursuing all of these possible sources of funding, but there can be no assurance that they will supply funds in amounts and timing sufficient to meet our liquidity requirements in the first two quarters of 2009 and perhaps in later periods.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is substantially dependent on the successful execution of many of the actions referred to above, on the timeline contemplated by our plan. Our interim condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Management Actions and Plans

From 2005 through 2007, we took a number of steps to restructure our North American operations for sustainable profitability. These included reducing structural costs by $9 billion per year, with plans to eliminate additional annual structural costs by 2011. In addition, we reached a historic agreement with the UAW in 2007 that provided the basis for a fully competitive manufacturing base in the United States by 2010. The UAW agreement also provided for the funding of retiree health care obligations by an independent VEBA trust, commencing in 2010. We also modified our salaried employee and executive pension plans and health care coverage to reduce our unfunded liability and made significant reductions in North American manufacturing capacity and headcount.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

July 2008 Initiatives

During the period from 2005 to 2007, the U.S. total vehicle market ranged from 16.5 million to 17.5 million units per year, and as recently as May 2008, our operating plans were based on a market assumption of more than 15.5 million units in 2008 in the United States, which was in line with industry analysts’ consensus at that time. As global economic conditions deteriorated during 2008, we revised the assumptions underlying our operating plans and recognized that additional actions would be needed to position our operations for the continuing decline in new vehicle sales. A decline in vehicle sales and production results in outflows of cash greater than collections of accounts receivables, which has a negative impact on our working capital. This working capital impact has the effect of reducing our operating cash flow at a higher rate than the decline in vehicle unit volume.

On July 15, 2008, we announced new planning assumptions based on a U.S. total vehicle market of 14.3 million units in 2008 and 2009, which was at or below industry analysts’ consensus, and a U.S. market share of 21% in those years. Accordingly, we undertook a number of initiatives aimed at conserving or generating approximately $15.0 billion of cash on an incremental basis through the end of 2009. These initiatives included approximately $10 billion of operating actions that are substantially within our control, including structural cost reductions, reducing capital spending, improving working capital, reaching agreement to defer approximately $1.7 billion of scheduled payments to the UAW VEBA, and eliminating the dividend paid on our common stock. Further information about these actions follows:

•	Salaried employment savings (estimated $1.5 billion effect) — We are executing salaried headcount reductions in the U.S. and Canada through normal attrition, early retirements, mutual separation programs and other tools. In September 2008, we extended voluntary early retirement offers under our Salaried Retirement Window Program (Salaried Window Program) to certain of our U.S. salaried employees. Employees accepting the Salaried Retirement Window Program were required to do so no later than October 24, 2008, with the majority of retirements taking place on November 1, 2008. As of October 31, 2008, 3,460 employees had irrevocably accepted the Salaried Retirement Window Program, which was in excess of the 3,000 needed to achieve our financial target. In addition, health care coverage for U.S. salaried retirees over 65 has been eliminated, effective January 1, 2009. Furthermore, there will be no new base compensation increases for U.S. and Canadian salaried employees for the remainder of 2008 and 2009. We are also eliminating discretionary cash bonuses for the executive group in 2008.
•	GMNA structural cost reductions (estimated $2.5 billion effect) — Significant progress has been made towards achieving GMNA’s structural cost reduction target. We have accelerated cessation of production at two assembly facilities in addition to shift and line-rate reductions at other facilities. Truck capacity is expected to be reduced by 300,000 vehicles by the end of 2009. Promotional and advertising spending is being reduced by 25% and 20%, respectively, and engineering spending is being curtailed as well. In addition, we are implementing significant reductions in discretionary spending (e.g., travel, non-core information technology projects and consulting services).
•	Capital expenditure reductions (estimated $1.5 billion effect) — The major components of this reduction are related to a delay in the next generation large pick-up truck and sport utility vehicle programs, as well as V-8 engine development. There will also be reductions in non-product capital spending. These reductions will be partially offset by increases in powertrain spending related to alternative propulsion, small displacement engines and fuel economy technologies.
•	Working capital improvements (estimated $2.0 billion effect) — Actions are being taken to improve working capital by approximately $1.5 billion in North America and $0.5 billion in Europe by December 31, 2009, primarily by reducing raw material, work-in-progress and finished goods inventory levels as well as implementing lean inventory practices at parts warehouses. All these initiatives are on track for completion prior to December 31, 2009.
•	UAW VEBA payment deferrals (estimated $1.7 billion effect) — Approximately $1.7 billion of payments that had been scheduled to be made to a temporary asset account in 2008 and 2009 for the establishment of the New VEBA has been deferred until 2010. The outstanding payable resulting from this deferral will accrue interest at 9% per annum. The UAW and Class Counsel have agreed that this deferral will not constitute a change in or breach of the Settlement Agreement. Within 20 business days of the Implementation Date, approximately $7.0 billion of deferred payments, plus interest plus additional contractual amounts will be due to the New VEBA.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	Dividend suspension (estimated $0.8 billion effect) — Our Board of Directors has suspended dividends on our common stock.

The remaining $5 billion of our July liquidity plan included $2 billion to $4 billion of planned asset sales and $2 billion to $3 billion of fundraising in capital markets. We believed that these actions, together with the availability of $4.5 billion under our secured credit line, would provide sufficient liquidity for the balance of 2008 and 2009 as well. The status of these previously-announced activities as of November 7, 2008, is as follows:

•	Asset sales — We are exploring the sale of the HUMMER business, Strasbourg transmission plant and the AC Delco business. We expect to shortly commence providing offering materials to potential buyers for the HUMMER and AC Delco businesses pursuant to appropriate confidentiality agreements and have already commenced providing confidential offering materials for the Strasbourg transmission plant to interested parties. We are also in the process of monetizing idle or excess real estate and several individual transactions are in various stages of execution.
•	Capital market activities — Our plan targeted at least $2.0 billion to $3.0 billion of financing during 2008 and 2009. However, due to the prevailing global economic conditions and our current financial condition and near-term outlook, we currently do not have access to the capital markets on acceptable terms. In the three months ended September 30, 2008, we executed $0.5 billion of debt-for-equity exchanges of our Series D convertible bonds due in June 2009. In addition, we have gross unencumbered assets of over $20 billion, which could support a secured debt offering, or multiple offerings, in excess of the initially targeted $2.0 billion to $3.0 billion, if market conditions recover. These assets include stock of foreign subsidiaries, brands, our investment in GMAC and real estate.

November 2008 Initiatives

Since July, U.S. auto industry sales have continued to erode, with light vehicle sales declining to a seasonally adjusted annual rate of 10.9 million units in October 2008. In addition to the general economic factors discussed above, conditions in the credit markets caused GMAC, like many other lenders, to suspend or severely curtail lease financing and tighten credit standards for traditional retail financing, with the result that consumers find it more difficult to finance purchases of new vehicles. GMAC and other lenders also increasingly restricted dealer financing. In light of the continued deterioration of industry vehicle sales and generally worsening economic conditions, we are now basing our operating plans on what we believe to be a conservative assumption of a 14.0 million unit U.S. total vehicle market in 2008 and 12.0 million for 2009, and we have concluded that our July 2008 initiatives will not be sufficient to ensure adequate liquidity through 2009 without further actions being taken.

As noted above, one consequence of the global economic downturn and credit crisis has been that capital markets have for all practical purposes been closed to GM for purposes of implementing the $2 billion to $3 billion of fundraising that was included in our July plan to bolster our liquidity during the remainder of 2008 and the first half of 2009. We explored a number of potential transactions to issue significant debt or equity capital during the three months ended September 30, 2008, but were unable to do so on acceptable terms. In the three months ended September 30, 2008, we exchanged $0.5 billion of principal amount of our outstanding Series D convertible bonds due in June 2009 for newly issued GM common stock. As it is unlikely we will be able to execute an additional capital markets transaction in the near term, our ability to meet our liquidity needs relies on our ability to successfully implement other initiatives in our liquidity plans. The global credit market further deteriorated in September with the failures of several large financial institutions and the merger of others. Accordingly, on September 24, 2008, in order to have certainty of access to funding, we drew down the remaining $3.4 billion of funding available under our secured revolving credit facility. We had previously drawn $1.0 billion on August 1, 2008 to assist in meeting our seasonal working capital needs.

Reflecting the priority of addressing liquidity, we announced additional operating changes and other actions on November 7, 2008. Taken together, we expect these actions to provide an incremental $5.0 billion of cash savings through December 31,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2009, which combined with previous initiatives announced on July 15, 2008, would conserve or generate cash of up to $20.0 billion. These additional actions include:

•	Salaried employment savings (estimated $0.5 billion effect) — Additional salaried employment savings will be achieved through incremental workforce reductions in U.S. and Canada, including involuntary separation initiatives. In addition, we have announced the suspension of our matching contribution to certain defined contribution plans starting November 1, 2008 as well as suspension of other reimbursement programs for U.S. and Canadian salaried employees. We also expect to realize salaried employment savings in Western Europe in 2009 through a wage/salary freeze and other cost reduction initiatives.
•	Additional GMNA structural cost reductions (estimated $1.5 billion effect) — We expect to reduce GMNA structural cost by an additional $1.5 billion in 2009. These additional reductions would result from the recently announced acceleration of previously planned capacity actions and other plant operating plan changes, additional efficiencies in engineering resources aligned with further product plan changes, continued marketing spending reductions aligned with expected automotive industry conditions and intensified focus on discretionary spending reductions.
•	Additional working capital reductions (estimated $0.5 billion effect) — GMNA is targeting approximately $0.5 billion of additional working capital reductions beyond the original 2008 target reduction level of $1.5 billion. This additional target reduction is expected to be achieved by continuing to focus on inventory reductions and initiatives related to accounts payable.
•	Additional capital expenditure reductions (estimated $2.5 billion effect) — In the absence of federal funding support, 2009 capital spending will be reduced from the revised target of $7.2 billion announced on July 15 to $4.8 billion. This reduction will be achieved primarily through deferrals of selected programs (e.g., the Cadillac CTS coupe and the next generation Chevy Aveo for the global market) and related capacity reduction projects. However, we are still planning to increase global spending for fuel economy improvements, and spending related to the Chevy Volt will continue. Beyond 2009, capital expenditures will stabilize in the $6.5 billion to $7.0 billion range (excluding China, which is self funded with our joint venture partner).

These actions are intended to conserve or generate cash of up to $20.0 billion in response to deterioration in the global economy, particularly the automotive industry, so that we can preserve adequate liquidity throughout the period from September 30, 2008 to December 31, 2009. However, the full effect of many of these actions will not be realized until later in 2009, even if they are successfully implemented. We are committed to exploring all of the initiatives discussed above because there is no assurance that industry or capital markets conditions will improve within that time frame. Our ability to continue as a going concern is substantially dependent on the successful execution of many of the actions referred to above, on the timeline contemplated by our plans.

Change in Presentation of Financial Statements

We reclassified prior period results for the retroactive effect of discontinued operations. Refer to Note 3. In the nine months ended September 30, 2008, we reclassified immaterial amounts related to a vehicle assembly agreement from Automotive cost of sales to Automotive sales to report the arrangement on a net basis for all periods presented. Certain reclassifications, including inter-segment eliminations between Corporate and FIO, have been made to the 2007 financial information to conform to the current period presentation.

Change in Accounting Principles

Fair Value Measurements

On January 1, 2008 we adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157), which provides a consistent definition of fair value that focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over company-specific inputs. SFAS No. 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

observable inputs to the valuation of an asset or liability at the measurement date. The standard also requires that a company consider its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. In February 2008 the Financial Accounting Standards Board (FASB) approved FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP No. FAS 157-2), that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP No. FAS 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. SFAS No. 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 are applied prospectively. We have decided to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The effect of our adoption of SFAS No. 157 on January 1, 2008 was not material and no adjustment to Accumulated deficit was required. Refer to Note 6 for the effect the adoption by GMAC of this standard had on our financial condition. Refer to Note 13 for more information regarding the effect of our adoption of SFAS No. 157 with respect to financial assets and liabilities. We are currently unable to quantify the effect, if any that the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities will have on our financial condition and results of operations.

The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115

On January 1, 2008 we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159), which permits a company to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. We have not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value. Therefore, the adoption of this standard has had no effect on our results of operations. Refer to Note 6 for the effect the adoption by GMAC of this standard had on our financial condition.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008 the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP No. 157-3), which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The effect of applying the guidance in FSP No. 157-3 at September 30, 2008 was not material.

Accounting for Uncertainty in Income Taxes

On January 1, 2007 we adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN No. 48), which supplements SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN No. 48 requires that the tax effect(s) of a position be recognized only if it is “more likely than not” to be sustained based solely on its technical merits as of the reporting date. The more likely than not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more likely than not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized. The more likely than not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN No. 48, companies were required to adjust their financial statements to reflect only those tax positions that are more likely than not to be sustained. We adopted FIN No. 48 at January 1, 2007, and recorded a decrease to Accumulated deficit of $137 million as a cumulative effect of a change in accounting principle with a corresponding decrease to our liability for uncertain tax positions.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting Standards Not Yet Adopted

Business Combinations

In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), which retained the underlying concepts under existing standards that all business combinations be accounted for at fair value under the acquisition method of accounting. However, SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects. SFAS No. 141(R) will require that: (1) for all business combinations, the acquirer records all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain pre-acquisition contingent assets and liabilities acquired be recognized at their fair values on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value be recognized in earnings until settled; (4) acquisition-related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5) in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be re-measured to their acquisition-date fair values, with any gain or loss recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) should also apply the provisions of this standard. Once effective, this standard will be applied to all future business combinations.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (SFAS No. 160), which amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements” (ARB No. 51), to establish new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Also, SFAS No. 160 requires that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (2) losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interests be treated as equity transactions if control is maintained; (4) upon a loss of control, any gain or loss on the interest sold be recognized in earnings; and (5) the noncontrolling interest’s share be recorded at the fair value of net assets acquired, plus its share of goodwill. SFAS No. 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. We are currently evaluating the effects that SFAS No. 160 will have on our financial condition and results of operations.

Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (SFAS No. 161), which expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). SFAS No. 161 requires additional disclosures regarding: (1) how and why a company uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133; and (3) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. In addition, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives described in the context of a company’s risk exposures, quantitative disclosures about the location and fair value of derivative instruments and associated gains and losses, and disclosures about credit-risk-related

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

contingent features in derivative instruments. SFAS No. 161 is effective for fiscal years and interim periods within those fiscal years, beginning after November 15, 2008.

Accounting for Convertible Debt Instruments

In May 2008 the FASB ratified FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (FSP No. APB 14-1), which requires issuers of convertible debt securities within its scope to separate these securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. FSP No. APB 14-1 will require that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. We estimate that upon adoption, interest expense will increase for all periods presented with fiscal year 2009 pre-tax interest expense increasing by approximately $110 million based on our current level of indebtedness.

Participating Share-Based Payment Awards

In June 2008 the FASB ratified FSP No EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP No. EITF 03-6-1), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share” (SFAS No. 128). FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. We are currently evaluating the effects, if any, that FSP No. EITF 03-6-1 may have on our earnings per share.

Determination of Whether an Equity-Linked Financial Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock

In June 2008 the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF No. 07-5), which requires that an instrument’s contingent exercise provisions be analyzed first. If this evaluation does not preclude consideration of an instrument as indexed to its own stock, the instrument’s settlement provisions are then analyzed. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with recognition of a cumulative effect of a change in accounting principle for all instruments existing at the effective date to the balance of retained earnings. We are currently evaluating the effects, if any, that EITF No. 07-5 may have on our financial condition and results of operations.

Accounting for Collaborative Arrangements

In December 2007 the FASB ratified EITF No. 07-1, “Accounting for Collaborative Arrangements” (EITF No. 07-1), which requires revenue generated and costs incurred by the parties in the collaborative arrangement be reported in the appropriate line in each company’s financial statements pursuant to the guidance in EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF No. 99-19), and not account for such arrangements using the equity method of accounting. EITF No. 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, and the amount and income statement classification of collaboration transactions between the parties. EITF No. 07-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively (if practicable) to all prior periods presented for all

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

collaborative arrangements existing as of the effective date. We are currently evaluating the effects, if any, that EITF No. 07-1 may have on the presentation and classification of these activities in our consolidated financial statements.

Accounting by Lessees for Nonrefundable Maintenance Deposits

In June 2008 the FASB ratified EITF No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (EITF No. 08-3), which specifies that nonrefundable maintenance deposits that are contractually and substantively related to maintenance of leased assets be accounted for as deposit assets. EITF No. 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, with recognition of a cumulative effect of a change in accounting principle to the opening balance of retained earnings for the first year presented. We are currently evaluating the effects, if any, that EITF No. 08-3 may have on our financial condition and results of operations.

Note 3. Divesture of Business

Sale of Allison Transmission Business

In August 2007, we completed the sale of the commercial and military operations of our Allison Transmission (Allison) business. The results of operations and cash flows of Allison have been reported in our condensed consolidated financial statements as discontinued operations in the three and nine months ended September 30, 2007. Historically, Allison was reported within GMNA.

The following table summarizes the results of discontinued operations:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2007
	(Dollars in millions)

Net sales	$164	$1,225
Operating income from discontinued operations	$73	$409
Income tax provision	$25	$148
Income from discontinued operations, net of tax	$45	$256
Gain on sale of discontinued operations, net of tax	$3,504	$3,504

As part of the transaction, we entered into an agreement with the buyers of Allison whereby we may provide the new parent company of Allison with contingent financing of up to $100 million. Such financing would be made available if, during a defined period of time, Allison was not in compliance with its financial maintenance covenant under a separate credit agreement. Our financing would be contingent on the stockholders of the new parent company of Allison committing to provide an equivalent amount of funding to Allison, either in the form of equity or a loan, and, if a loan, such loan would be granted on the same terms as our loan to the new parent company of Allison. At September 30, 2008 we have not provided financing pursuant to this agreement. This commitment expires on December 31, 2010. Additionally, both parties have entered into non-compete arrangements for a term of 10 years in the United States and for a term of five years in Europe.

Note 4. Finance Receivables and Securitizations

We generate receivables from sales of vehicles to our dealer network domestically, as well as from service parts and powertrain sales. In connection with the related trade accounts receivables program, in September 2007 we renewed an agreement to sell undivided interests in eligible trade receivables of up to $600 million directly to banks and to a bank conduit. Under this agreement, the receivables were sold at fair market value and removed from our condensed consolidated balance sheet at the time of sale. This agreement expired in September 2008.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In September 2008, we entered into a one year revolving securitization borrowing program that provides financing of up to $197 million. The trade receivables, which serve as security under this agreement, are isolated in wholly-owned bankruptcy remote special purpose entities, which in turn pledge the receivables to lending institutions. The pledged receivables are reported in Accounts and notes receivable, net and borrowings are reported as Short-term borrowings on the condensed consolidated balance sheet. At September 30, 2008, $451 million of receivables were pledged and borrowings of $180 million were outstanding under this program.

Note 5. Inventories

The following table summarizes the components of inventory:

	September 30,	December 31,	September 30,
	2008	2007	2007
	(Dollars in millions)

Productive material, work in process and supplies	$6,477	$6,267	$6,434
Finished product, including service parts	11,897	10,095	10,550

Total inventories at FIFO	18,374	16,362	16,984
Less LIFO allowance	(1,460)	(1,423)	(1,454)

Total automotive inventories	16,914	14,939	15,530
FIO off-lease vehicles, included in FIO Other assets	224	254	237

Total inventories	$17,138	$15,193	$15,767

Note 6. Investment in Nonconsolidated Affiliates

The following table summarizes information regarding our share of net income (loss) of our nonconsolidated affiliates:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Dollars in millions)

GMAC	$(1,235)	$(809)	$(2,741)	$(874)
GMAC Common Membership Interests impairments	—	—	(2,036)	—
Shanghai General Motors Co., Ltd and SAIC-GM-Wuling Automobile Co., Ltd.	47	73	250	306
Others	3	41	60	134

Total	$(1,185)	$(695)	$(4,467)	$(434)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize financial information of GMAC:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Condensed Consolidated Statements of Operations:
Total financing revenue	$4,641	$5,381	$14,395	$15,994
Depreciation expense on operating lease assets	$1,412	$1,276	$4,209	$3,530
Interest expense	$2,906	$3,715	$8,953	$11,122
Loss before income tax expense	$(2,621)	$(1,664)	$(5,500)	$(1,367)
Income tax expense (benefit)	$(98)	$(68)	$94	$241
Net loss	$(2,523)	$(1,596)	$(5,594)	$(1,608)
Net loss available to members	$(2,523)	$(1,649)	$(5,594)	$(1,765)

	September 30,	December 31,	September 30,
	2008	2007	2007
	(Dollars in millions)

Condensed Consolidated Balance Sheets:
Loans held for sale	$11,979	$20,559	$23,992
Finance receivables and loans, net	$109,290	$124,759	$143,612
Investment in operating leases, net	$30,628	$32,348	$31,300
Other assets	$26,152	$28,255	$27,570
Total assets	$211,327	$248,939	$278,778
Total debt	$160,631	$193,148	$221,100
Accrued expenses, deposit and other liabilities	$30,525	$28,713	$29,971
Total liabilities	$202,079	$233,374	$262,514
Redeemable preferred membership interests	$—	$—	$2,226
Preferred interests	$1,052	$1,052	$—
Total equity	$9,248	$15,565	$14,038

The following table summarizes information related to our Preferred and Common Membership Interests in GMAC:

	September 30,	December 31,	September 30,
	2008	2007	2007
	(Dollars in millions)

Preferred Membership Interests (shares)	1,021,764	1,021,764	1,555,000
Percentage ownership of Preferred Membership Interests issued and outstanding	100%	100%	74%
Carrying value of Preferred Membership Interests	$43	$1,044	$1,594
Carrying value of Common Membership Interests	$1,949	$7,079	$6,852

In the three month periods ended March 31 and June 30, 2008, we determined that our investment in GMAC Common Membership Interests was impaired and in the three month periods ended March 31, June 30 and September 30, 2008 that our investment in GMAC Preferred Membership Interests was impaired and that such impairments were other than temporary.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the impairment charges we have recorded against our investment in GMAC Common and Preferred Membership Interests:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2008	2008
	(Dollars in millions)

GMAC Common Membership Interests	$—	$2,036
GMAC Preferred Membership Interests	251	1,001

Total	$251	$3,037

Impairment charges are recorded in Equity in loss of GMAC LLC and Automotive interest income and other non-operating income, net for our investment in GMAC Common and Preferred Membership Interests, respectively.

Our measurements of fair value were determined in accordance with SFAS No. 157 utilizing Level 3 inputs of the fair value hierarchy established in SFAS No. 157. Refer to Note 13 for further information on the specific valuation methodology.

In the nine months ended September 30, 2008, GMAC was not required under the terms of the Preferred Membership Interests to, and elected not to, pay a dividend on our Preferred Membership Interests. We accrued dividends of $39 million and $116 million in the three and nine months ended September 30, 2007, respectively, related to our Preferred Membership Interests and such dividends were subsequently paid to us by GMAC.

On January 1, 2008 GMAC adopted SFAS No. 157 and No. 159. As a result of its adoption of SFAS No. 157, GMAC recorded an adjustment to retained earnings related to the recognition of day-one gains on purchased mortgage servicing rights and certain residential loan commitments. As a result of its adoption of SFAS No. 159, GMAC elected to measure, at fair value, certain financial assets and liabilities including certain collateralized debt obligations and certain mortgage loans held for investment in financing securitization structures. As a result, we reduced our Equity in net assets of GMAC LLC and increased our Accumulated deficit by $76 million in the nine months ended September 30, 2008 reflecting our proportionate share of the cumulative effect of GMAC’s adoption of SFAS No. 157 and No. 159.

Refer to Note 18 for a description of the related party transactions with GMAC.

Electro-Motive Diesel, Inc.

In April 2008 we converted a note receivable with a basis of $37 million, which resulted from the sale of our Electro-Motive Division in April 2005, into a 30% common equity interest in Electro-Motive Diesel, Inc. the successor company (EMD). We subsequently sold our common equity interest in EMD for $80 million in cash and a note receivable of $7 million, due in December 2008. In the nine months ended September 30, 2008, we recognized a gain on the sale of our common equity interest of $50 million, which is recorded in Automotive interest income and other non-operating income, net.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7. Depreciation and Amortization

The following table summarizes depreciation and amortization, including asset impairment charges, included in Automotive cost of sales, Selling, general and administrative expense, and Financial services and insurance expense:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Automotive
Depreciation and impairment	$1,175	$1,237	$3,580	$3,725
Amortization and impairment of special tools	749	744	2,348	2,327
Amortization of intangible assets	21	16	61	51

Total	1,945	1,997	5,989	6,103

Financing and Insurance Operations
Depreciation and impairment	23	297	519	1,010

Total consolidated depreciation and amortization	$1,968	$2,294	$6,508	$7,113

Note 8. Long-Term Debt and Revolving Credit Agreements

Convertible Debt

In September 2008, we entered into agreements with a qualified institutional holder of our 1.50% Series D convertible senior debentures due in 2009 (Series D debentures). Pursuant to these agreements, we issued an aggregate of 44 million shares of our common stock in exchange for $498 million principal amount of our Series D debentures. In accordance with the agreements, the amount of our common stock exchanged for the Series D debentures was based on the daily volume weighted average price of our common stock on the New York Stock Exchange (NYSE) in the contractual three- and four-day pricing periods.

We entered into the agreements, in part, to reduce our debt and interest costs, increase our equity, and thereby improve our liquidity. We did not receive any cash proceeds from the exchange of our common stock for the Series D debentures, which have been retired and cancelled. As a result of this exchange, we recorded a settlement gain of $19 million in Automotive interest income and other non-operating income, net in the three and nine months ended September 30, 2008.

On March 6, 2007, Series A convertible debentures in the amount of $1.1 billion were put to us and settled entirely in cash. At September 30, 2008 and 2007, the principal amount of outstanding Series A convertible debentures was $39 million.

Borrowings Under Revolving Credit Agreements

On August 1, 2008 and September 24, 2008, we borrowed $1.0 billion and $3.4 billion, respectively, against our $4.5 billion standby revolving credit facility, which terminates in 2011. Under the secured facility, borrowings are limited to an amount based on the value of the underlying collateral. At September 30, 2008, $4.4 billion was outstanding under this facility, with no further availability.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9. Product Warranty Liability

The following table summarizes activity for policy, product warranty, recall campaigns and certified used vehicle warranty liabilities:

	Nine Months	Year	Nine Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
	2008	2007	2007
	(Dollars in millions)

Beginning balance	$9,615	$9,064	$9,064
Warranties issued during period	3,351	5,135	3,742
Payments	(3,938)	(4,539)	(3,395)
Adjustments to pre-existing warranties	203	(165)	(97)
Effect of foreign currency translation	(190)	223	301
Liabilities transferred in the sale of Allison (Note 3)	—	(103)	(103)

Ending balance	$9,041	$9,615	$9,512

We review and adjust these estimates on a regular basis based on the differences between actual experience and historical estimates or other available information.

Note 10. Pensions and Other Postretirement Benefits

The following tables summarize the components of Net periodic pension and other postretirement benefits (OPEB) (income) expense from continuing operations:

	U.S. Plans		Non-U.S. Plans		U.S. Other		Non-U.S.
	Pension Benefits		Pension Benefits		Benefits		Other Benefits
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	(Dollars in millions)
Components of (income) expense
Service cost	$122	$155	$113	$134	$54	$92	$7	$11
Interest cost	1,398	1,216	310	279	845	901	57	51
Expected return on plan assets	(2,006)	(1,986)	(234)	(240)	(325)	(350)	—	—
Amortization of prior service cost (credit)	207	1,686	29	7	(494)	(455)	(27)	(22)
Amortization of transition obligation	—	—	2	2	—	—	—	—
Recognized net actuarial loss	73	208	71	82	116	337	35	31
Curtailments, settlements and other	47	23	15	12	(3,192)	(214)	—	—
Divestiture of Allison	—	(20)	—	—	—	216	—	—

Net periodic pension and OPEB (income) expense from continuing operations	$(159)	$1,282	$306	$276	$(2,996)	$527	$72	$71

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	U.S. Plans		Non-U.S. Plans		U.S. Other		Non-U.S.
	Pension Benefits		Pension Benefits		Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	(Dollars in millions)

Components of (income) expense
Service cost	$412	$475	$315	$363	$199	$278	$26	$33
Interest cost	3,993	3,648	943	800	2,678	2,704	175	144
Expected return on plan assets	(6,120)	(5,958)	(730)	(688)	(1,010)	(1,050)	—	—
Amortization of prior service cost (credit)	615	1,946	388	21	(1,424)	(1,378)	(77)	(63)
Amortization of transition obligation	—	—	5	5	—	—	—	—
Recognized net actuarial loss	201	630	210	250	490	1,016	92	89
Curtailments, settlements and other	3,313	25	237	51	(3,225)	(213)	—	—
Divestiture of Allison	—	(30)	—	—	—	211	—	—

Net periodic pension and OPEB (income) expense from continuing operations	$2,414	$736	$1,368	$802	$(2,292)	$1,568	$216	$203

Adoption of SFAS No. 158

We recognize the funded status of our defined benefit plans in accordance with the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158). Additionally, we elected to early adopt the measurement date provisions of SFAS No. 158 at January 1, 2007. Those provisions require the measurement date for plan assets and obligations to coincide with the sponsor’s year end. Using the “two-measurement” approach for those defined benefit plans where the measurement date was not historically consistent with our year end, we recorded an increase to Accumulated deficit of $728 million, $425 million after-tax, representing the net periodic benefit expense for the period between the measurement date utilized in 2006 and the beginning of 2007, which previously would have been recorded in the three months ended March 31, 2007 on a delayed basis. We also performed a measurement at January 1, 2007 for those benefit plans whose previous measurement dates were not historically consistent with our year end. As a result of the January 1, 2007 measurement, we recorded a decrease to Accumulated other comprehensive loss of $2.3 billion, $1.5 billion after-tax, representing other changes in the fair value of the plan assets and the benefit obligations for the period between the measurement date utilized in 2006 and January 1, 2007. These amounts are offset partially by an immaterial adjustment of $390 million, $250 million after-tax, to correct certain demographic information used in determining the amount of the cumulative effect of a change in accounting principle reported at December 31, 2006 to adopt the recognition provisions of SFAS No. 158.

Divestiture of Allison

As a result of the Allison divestiture discussed in Note 3, we recorded an adjustment to the unamortized prior service cost of our U.S. hourly and salaried pension plans of $18 million and our U.S. hourly and salaried OPEB plans of $223 million in the three and nine months ended September 30, 2007. Those adjustments were included in the determination of the gain recognized on the sale of Allison. The net periodic pension and OPEB (income) expenses related to Allison were reported as a component of Discontinued operations. All such amounts related to Allison are reflected in the tables above, and the effects of those amounts are shown as an adjustment to arrive at Net periodic pension and OPEB (income) expense from continuing operations.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Significant Plan Amendments, Benefit Modifications and Related Events

In the nine months ended September 30, 2008 a number of significant events related to our benefit plans occurred, many of which required remeasurements of our various pension and OPEB plans. The more significant events included:

•	The Settlement Agreement became effective, which transfers to the UAW our obligation to provide retiree health care coverage for GM-UAW retirees effective January 1, 2010. In conjunction with the Settlement Agreement, we remeasured our UAW hourly medical plan, our Mitigation Plan and our U.S. hourly pension plan at September 1, 2008.
•	We implemented special attrition programs to further reduce the number of hourly employees. These programs required that we remeasure our U.S. hourly pension plan and UAW hourly medical plan at May 31, 2008.
•	We amended our U.S. salaried retiree medical and pension plans to eliminate health care coverage for U.S. salaried retirees over age 65. These amendments required that we remeasure our U.S. salaried retiree medical and U.S. salaried pension plans at July 1, 2008.
•	We assumed certain pension and OPEB obligations for Delphi employees, which required that we remeasure certain OPEB plans and our U.S. hourly pension plan at September 30, 2008.
•	An agreement to increase pension benefits to certain Canadian hourly workers and certain facility idlings required that we remeasure our Canadian hourly and salaried pension plans and the Canadian hourly retiree plan at May 31, 2008.
•	In the intervening time period, from May 31, 2008 to September 30, 2008 we experienced actual plan asset losses of $6.0 billion in our U.S. hourly pension plan based on the foregoing remeasurements.

2008 GM-UAW Settlement Agreement

In October 2007, we signed a Memorandum of Understanding — Post-Retirement Medical Care (Retiree MOU) with the International Union, United Automotive, Aerospace and Agricultural Implement Workers of America (UAW), now superseded by the settlement agreement entered into in February 2008 (Settlement Agreement). The Settlement Agreement provides that responsibility for providing retiree healthcare will permanently shift from us to a new retiree plan (New Plan) funded by a new independent Voluntary Employee Beneficiary Association (New VEBA). The United States District Court for the Eastern District of Michigan (Court) certified the class and granted preliminary approval of the Settlement Agreement and we mailed notices to the class in March 2008. The fairness hearing was held on June 3, 2008 and on July 31, 2008 the Court approved the Settlement Agreement. Before it could become effective, the Settlement Agreement was subject to the exhaustion of any appeals of the July 31, 2008 Court approval and the completion of discussions between us and the staff of the SEC regarding the accounting treatment for the transactions contemplated by the Settlement Agreement on a basis we believe to be reasonably satisfactory.

On September 2, 2008 (Final Effective Date), the judgment became final as the period to file appeals related to the Court’s order expired, with no appeals filed. In September 2008, we determined that discussions between us and the staff of the SEC regarding the accounting treatment for the transaction contemplated by the Settlement Agreement were completed on a basis we believe to be reasonably satisfactory. Therefore, the Settlement Agreement is now effective and under the terms of the Settlement Agreement, on January 1, 2010 (Implementation Date), our obligation to provide retiree healthcare coverage for GM-UAW retirees and beneficiaries will terminate. The obligation for retiree medical claims incurred on or after such date will be the responsibility of the New Plan and New VEBA.

As a result of the Settlement Agreement becoming effective, we remeasured the obligations and plan assets of our UAW hourly medical plan and Mitigation Plan (as defined in the 2007 10-K) using updated assumptions at September 1, 2008. The remeasured accumulated postretirement benefit obligation (APBO) included: (1) the expected benefit payments from the Final Effective Date to the Implementation Date, discounted at a rate of 5.1%; (2) the expected payments to the New VEBA, on or after the Implementation Date, as agreed to in the Settlement Agreement, discounted at the contractual discount rate of 9.0%; and (3) a $450 million payment to the New VEBA which is contingent upon substantial consummation of a plan of reorganization (POR) by Delphi Corporation (Delphi). The discount rate of 5.1% was determined based on the yield of an optimized hypothetical portfolio of high-quality bonds rated AA or higher by a recognized rating agency with maturities

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

through December 31, 2009 sufficient to fully defease the obligation for expected benefit payments before the Implementation Date. Additionally, the expected payments to the New VEBA after the Implementation Date assume that we will: (1) be required to make all twenty annual shortfall payments of $165 million to the New VEBA (discussed below); (2) not elect to prepay any contributions to the New VEBA; and (3) contribute the $450 million payment to the New VEBA which is contingent upon Delphi’s POR. The remeasurement of the UAW hourly medical plan resulted in a reduction of our APBO of $13.1 billion from the May 31, 2008 plan remeasurement, substantially all of which was recorded as an actuarial gain in Other comprehensive loss that will be amortized with other net actuarial gains and losses over the remaining life expectancy of plan participants. The decrease in APBO includes $1.7 billion of reduced retiree healthcare benefits that were offset by a flat monthly special lifetime benefit of $66.70 commencing January 1, 2010 to be paid to plan participants out of the U.S. hourly pension plan (discussed below). This has been recorded as an actuarial gain in Other comprehensive loss and will be recognized as a component of the settlement gain or loss for the UAW hourly medical plan recorded at the Implementation Date. Additionally, we recorded a $622 million benefit in the three and nine months ended September 30, 2008 pursuant to the Settlement Agreement for the reduction of our post-Implementation Date liability related to our assumption of the Delphi healthcare obligation for certain active and retired Delphi-UAW employees. The remeasurement of the Mitigation Plan resulted in a $200 million reduction of that plan’s APBO, which we recorded as an actuarial gain in Other comprehensive loss that will be subject to amortization with other net actuarial gains and losses over the expected period of economic benefit for that plan. Refer to Note 11 for additional information regarding Delphi.

Also, as part of the September 1, 2008 plan remeasurements, we recorded a net curtailment gain of $4.9 billion in the three and nine months ended September 30, 2008, included in Automotive cost of sales, representing the accelerated recognition of the portion of net prior service credits which had previously been scheduled for amortization after the Implementation Date. The net curtailment gain was comprised of a curtailment gain of $6.3 billion related to the UAW hourly medical plan partially offset by a $1.4 billion curtailment loss related to the Mitigation Plan.

From the Final Effective Date to the Implementation Date we will record net periodic postretirement healthcare cost, including service cost for UAW hourly medical plan participants working toward eligibility and the amortization of remaining net prior service credits. After the Implementation Date, no service cost will be recorded for active UAW participants who continue to work toward eligibility in the New Plan.

At the Implementation Date, we will account for the establishment and funding of the New VEBA as a termination of our UAW hourly medical plan and Mitigation Plan in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106). The settlement gain or loss to be recognized on the Implementation Date will include: (1) the difference between fair value of the consideration to be provided to the New VEBA and the carrying value of the UAW hourly medical plan and Mitigation Plan obligations; (2) the unamortized actuarial gains or losses remaining in Accumulated other comprehensive loss at that date; and (3) the cost of the increased pension benefit described below.

The U.S. hourly pension plan was amended as part of the Settlement Agreement to reflect a flat monthly special lifetime benefit of $66.70 commencing January 1, 2010 to be paid to plan participants to help offset the costs of monthly contributions required under the terms of the New VEBA. As a result, we remeasured our U.S. hourly pension plan at September 1, 2008 to reflect this change in benefits using a discount rate of 6.70%, which reflects a 25 basis point increase from the May 31, 2008 plan remeasurement. The remeasurement resulted in an increase to the projected benefit obligation (PBO) of $563 million. The cost of the flat monthly benefit, which was $2.7 billion at September 1, 2008, has been recorded as a component of net actuarial loss and will be recognized as a component of the settlement gain or loss for the UAW hourly medical plan recorded at the Implementation Date. We also experienced actual plan asset losses of $2.1 billion at the September 1, 2008 remeasurement date since the previous measurement date of May 31, 2008.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In exchange for the transfer of our UAW hourly medical plan and Mitigation Plan obligations to the New Plan, the terms of the Settlement Agreement, as amended and agreed to by Class Counsel, require us to make contributions to the New VEBA as described below:

•	We may contribute $5.6 billion on the Implementation Date or we may elect to make annual payments in varying amounts between $421 million and $3.3 billion through 2020. At any time after the Implementation Date we will have the option to prepay all remaining payments at a discount rate of 9%.
•	In February 2008, we issued a $4.0 billion short-term note (Short-Term Note) to LBK, LLC, a Delaware limited liability company of which we are the sole member (LBK). The Short-Term Note pays interest at a rate of 9.0% and matures on or before the 20th business day after the Implementation Date. LBK will hold the Short-Term Note until maturity at which point the proceeds will be transferred to the New VEBA (or any other holder of the Convertible Note).
•	In February 2008, we issued $4.4 billion principal amount of our 6.75% Series U Convertible Senior Debentures due December 31, 2012 (Convertible Note) to LBK. LBK will hold the Convertible Note until it is transferred to the New VEBA. The Convertible Note is convertible into 109 million shares of our common stock. Interest on the Convertible Note is payable semiannually. Interest payments of $296 million due in 2010, 2011 and 2012, after the Convertible Note is contributed to the New VEBA, will be made directly to the New VEBA (or any other holder of the Convertible Note).
•	In conjunction with the issuance of the Convertible Note, we entered into certain cash-settled derivative instruments maturing on June 30, 2011 with LBK that will have the economic effect of reducing the conversion price of the Convertible Note from $40 to $36 per share. These derivative instruments will also entitle us to partially recover the additional economic value provided if our common stock price appreciates to between $63.48 and $70.53 per share by June 30, 2011 and to fully recover the additional economic value provided if our common stock price reaches $70.53 per share or above by June 30, 2011. LBK will transfer its interests in the derivatives to the New VEBA when the Convertible Note is transferred from LBK to the New VEBA following the Implementation Date.
•	Because LBK is a wholly-owned consolidated subsidiary, the Short-Term Note, Convertible Note, derivatives and related interest income and expense have been and will continue to be eliminated in our condensed consolidated financial statements until the Implementation Date.
•	Existing assets of the Mitigation Plan and a remaining $1.0 billion contribution due in 2011.
•	Approximately $285 million of other payments to be made on the Implementation Date.
•	We may be required to contribute $165 million per year (Shortfall Payments), limited to a maximum of 20 payments, to the New VEBA if annual cash flow projections show that the New VEBA will become insolvent on a rolling 25-year basis. When measuring our obligation at September 1, 2008, we assumed we will be required to make all 20 payments. At any time after the Implementation Date we will have the option to prepay all remaining payments at a discount rate of 9%.
•	Effective January 1, 2008, we divided the existing internal VEBA into two bookkeeping accounts. One account consists of the percentage of the existing internal VEBA’s assets that is equal to the estimated percentage of our hourly OPEB obligation covered by the existing internal VEBA attributable to non-UAW represented employees and retirees, their eligible spouses, surviving spouses and dependents (Non-UAW Related Account). The second account consists of the remaining percentage of the assets in the existing internal VEBA (UAW Related Account). No amounts will be withdrawn from the UAW Related Account, including its investment returns, until the transfer of assets to the New VEBA. The UAW Related Account had a balance of $13.4 billion at September 1, 2008.

The foregoing description of the required timing of the payments reflects the deferral of $1.7 billion of payments which were originally required to be contributed in 2008 and 2009, as allowed by the Settlement Agreement and consented to by the Class Counsel. This includes interest on the Convertible Note, the Shortfall Payment of $165 million due in 2008 and other of the required annual payments. These payments are deferred until the Implementation Date and will be increased by an annual interest rate factor of 9.0%.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2008 Special Attrition Programs

In February 2008, we entered into agreements with the UAW and the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers of America — Communication Workers of America (IUE-CWA) regarding special attrition programs which were intended to further reduce the number of hourly employees. The UAW attrition program (2008 UAW Special Attrition Program) offered to our 74,000 UAW-represented employees consists of wage and benefit packages for normal and voluntary retirements, buyouts or pre-retirement leaves for employees with 26 to 29 years of service. In addition to their vested pension benefits, those employees that are retirement eligible will receive a lump sum payment, depending upon job classification, that will be funded from our U.S. hourly pension plan. For those employees not retirement eligible, other buyout options were offered. The terms offered to the 2,300 IUE-CWA-represented employees (2008 IUE-CWA Special Attrition Program) are similar to those offered through the 2008 UAW Special Attrition Program. As a result of the 2008 UAW Special Attrition Program and 2008 IUE-CWA Special Attrition Program (2008 Special Attrition Programs), in the nine months ended September 30, 2008 we recognized a curtailment loss on the U.S. hourly pension plan in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (SFAS No. 88), of $2.4 billion (measured at May 31, 2008) due to the significant reduction in the expected aggregate years of future service as a result of the employees accepting the voluntary program. In addition, we recorded special termination benefits of $800 million for irrevocable employee acceptances in the nine months ended September 30, 2008. The combined curtailment loss and other special termination benefit charges of $3.2 billion were recorded in Automotive cost of sales in the nine months ended September 30, 2008.

In addition to the expenses discussed above, the remeasurement of the U.S. hourly pension plan at May 31, 2008 generated an immaterial increase in net periodic pension income in the nine months ended September 30, 2008, as compared to the amount determined in connection with the December 31, 2007 remeasurement. The U.S. hourly pension plan remeasurement resulted in an increase to the PBO of $842 million at May 31, 2008, which includes the effect of other previously announced facility idlings in the U.S. as well as changes in certain actuarial assumptions. The discount rate used to determine the PBO at May 31, 2008 was 6.45%. This represents a 15 basis point increase from the 6.30% used at December 31, 2007. The effect of this change is reflected in Net periodic pension and OPEB (income) expense from continuing operations.

In anticipation of the possibility of a curtailment as a result of the 2008 UAW Special Attrition Program, we remeasured the UAW hourly medical plan at May 31, 2008. Subsequent to the remeasurement we determined that a curtailment did not occur; however, as required by SFAS No. 106, we have recorded the effects of the May 31, 2008 remeasurement of the UAW hourly medical plan in our condensed consolidated financial statements. This remeasurement resulted in an immaterial adjustment to the APBO and Net periodic pension and OPEB (income) expense from continuing operations. As a result of the 2008 Special Attrition Programs a number of smaller OPEB plans were curtailed in accordance with SFAS No. 106. The remeasurements of these plans in the nine months ended September 30, 2008 resulted in a $104 million curtailment gain. In addition, we recorded special termination benefits and other costs of $68 million in the nine months ended September 30, 2008 related to OPEB plans.

Salaried Retiree Benefit Plan Changes

In July 2008, we amended our U.S. salaried retiree medical and pension plans, effective January 1, 2009, to eliminate healthcare coverage for U.S. salaried retirees over age 65. Upon reaching age 65, affected retirees and surviving spouses will receive a pension increase of $300 per month to partially offset the cost of Medicare and supplemental healthcare coverage. As a result of these plan changes, we remeasured our U.S. salaried retiree medical and U.S. salaried pension plans at July 1, 2008. For participants who are age 65 or over on January 1, 2009, the elimination of medical benefits, after considering the cost of the increased pension benefits provided, resulted in a settlement loss of $1.7 billion, which is substantially comprised of the recognition of $1.8 billion of actuarial losses. The $1.7 billion settlement loss was recorded in Automotive cost of sales in the three and nine months ended September 30, 2008. For participants who are under the age of 65, the future elimination of healthcare benefits upon their turning age 65, and the increased pension benefits provided, resulted in a negative plan amendment to the U.S. salaried retiree medical plan and a positive plan amendment to the U.S. salaried pension plan. The U.S.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

salaried retiree medical plan APBO was reduced by a net $4.0 billion at the July 1, 2008 remeasurement date from December 31, 2007, which included a $2.8 billion reduction attributable to the settlement and a $900 million reduction due to the negative plan amendment. The negative plan amendment for the U.S. salaried retiree medical plan and the positive plan amendment for the U.S. salaried pension plan will both be amortized over seven years, which represents the average remaining years to full eligibility for U.S. salaried retiree medical plan participants. The U.S. salaried retiree medical plan was remeasured using a discount rate of 6.75%, which represents a 35 basis point increase from December 31, 2007. The U.S. salaried pension plan PBO increased by a net $3.2 billion at the July 1, 2008 remeasurement date from December 31, 2007, which included a $2.6 billion increase attributable to the settlement and a $956 million increase due to the positive plan amendment. We also experienced actual plan asset losses of $700 million at the July 1, 2008 remeasurement date since the previous measurement. The pension plan was remeasured using a discount rate of 6.60% which represents a 15 basis point increase from December 31, 2007. As a result of the elimination of healthcare benefits for participants age 65 and over in the U.S. salaried retiree medical plan, all or almost all of the participants in the plan are no longer inactive. Accordingly, we have changed the U.S. salaried retiree medical plan’s amortization period for plan amendments and actuarial gains and losses effective with the July 1, 2008 remeasurement. Plan amendments on or after July 1, 2008 will now be amortized over the period to full eligibility and actuarial gains and losses amortized over the average years of future service.

Salaried Retirement Window Program

In September 2008, we extended voluntary early retirement offers under our Salaried Retirement Window Program (Salaried Window Program) to certain of our U.S. salaried employees as part of our July 15, 2008 plan to reduce salary related costs. Employees accepting the Salaried Window Program were originally required to do so by October 24, 2008, however, the acceptance period was subsequently extended to November 7, 2008, with the majority of retirements taking place on November 1, 2008 and December 1, 2008. At September 30, 2008, 600 employees irrevocably accepted the Salaried Window Program, and as such, we recorded special termination benefit charges of $47 million in Automotive cost of sales in the three and nine months ended September 30, 2008 in accordance with SFAS No. 88 and SFAS No. 106. Because the offer period for the Salaried Window Program extended into November 2008, additional acceptances were received in the three months ending December 31, 2008 and accordingly, additional amounts will be expensed in those three months. Such amounts are expected to be at least $231 million.

Delphi-GM Settlement Agreements

As discussed in Note 11, we and Delphi reached agreements in the three months ended September 30, 2008 with each of Delphi’s unions regarding the plan to freeze the benefits related to the Delphi Hourly-Rate Employee Pension Plan (Delphi HRP); the cessation by Delphi of OPEB for Delphi hourly union-represented employees and retirees; and transfers pursuant to Internal Revenue Service (IRS) Code Section 414(l) of certain assets and obligations from the Delphi HRP to our U.S. hourly pension plan. As a result of assuming Delphi OPEB obligations, we transferred liabilities from our Delphi related accrual of $2.7 billion. We remeasured certain of our OPEB plans at September 30, 2008 to include Delphi hourly employees, the effects of other announced facility idlings in the U.S., as well as changes in certain actuarial assumptions that increased our APBO by $1.2 billion. These plans were remeasured at September 30, 2008 using a weighted average discount rate of 6.85%, which reflects a 45 basis point increase from December 31, 2007.

The transfer of certain assets and obligations from the Delphi HRP to our U.S. hourly pension plan pursuant to IRS Code Section 414(l) resulted in a decrease in our Delphi related accrual and an offsetting increase in the PBO of $2.8 billion, which includes $100 million for our obligation to provide for up to seven years of credited service to certain Delphi employees. Accordingly, we remeasured our U.S. hourly pension plan at September 30, 2008 to include assets and liabilities of certain employees transferred in accordance with the Settlement Agreement, our obligation under the Benefit Guarantee to provide up to seven years of credited service to Covered Employees, and the effects of other announced facility idlings in the U.S., as well as changes in certain actuarial assumptions including a discount rate of 7.10%, which reflects a 40 basis point increase from September 1, 2008. The remeasurement including the above transfer of certain obligations resulted in a net increase in the PBO

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of $1.1 billion from September 1, 2008. We also experienced actual plan asset losses of $3.9 billion at the September 30, 2008 remeasurement date since the previous measurement date of September 1, 2008.

Canada Facility Idlings and Canadian Auto Workers Union Negotiations

In the three months ended June 30, 2008, we reached an agreement with the Canadian Auto Workers Union (CAW) (2008 CAW Agreement) which resulted in increased pension benefits. Additionally, subsequent to reaching an agreement with the CAW, we announced our plan to cease production at the Oshawa Truck Facility (Oshawa) in Canada due to a decrease in consumer demand for fullsize trucks which triggered a curtailment of the Canadian hourly and salaried pension plans (Canadian Pension Plans). Accordingly, we remeasured the Canadian Pension Plans at May 31, 2008 using a discount rate of 6.0%, which reflects a 25 basis point increase from December 31, 2007. Also included in the remeasurement were the effects of other previously announced facility idlings as well as changes in certain other actuarial assumptions. In the nine months ended September 30, 2008, the remeasurements resulted in a curtailment loss of $177 million in accordance with SFAS No. 88 related to the Canadian Pension Plans and, before foreign exchange effects, an increase to the PBO of $262 million. In addition, we recorded $37 million of contractual termination benefits in the nine months ended September 30, 2008 in Automotive cost of sales.

Prior to the 2008 CAW Agreement, we amortized prior service cost related to our Canadian hourly defined benefit pension plan in Canada over the remaining service period for active employees at the time of the amendment, previously estimated to be 10 years. In conjunction with entering into the 2008 CAW Agreement, we evaluated the 2008 CAW Agreement and the relationship with the CAW and determined that the contractual life of the labor agreements is a more appropriate reflection of the period of future economic benefit received from pension plan amendments negotiated as part of our collectively bargained agreement. Therefore, we are amortizing these amounts over three years. We recorded additional net periodic pension expense of $334 million in the nine months ended September 30, 2008 related to the accelerated recognition of previously unamortized prior service costs related to pension increases in Canada from prior collectively bargained agreements. This additional expense is primarily related to a change in the amortization period of existing prior service costs at the time of the 2008 CAW Agreement. The combined pension related charges of $548 million were recorded in Automotive cost of sales in the nine months ended September 30, 2008.

Additionally, we remeasured the Canadian hourly retiree medical plan at May 31, 2008. The remeasurement reflected the plan amendment in the 2008 CAW Agreement as well as the announced capacity reductions and utilized updated actuarial assumptions, including the discount rate. The discount rate used to determine the APBO at May 31, 2008 was 6.0%. This reflects a 25 basis point increase from the discount rate used at December 31, 2007. The remeasurement resulted in an immaterial adjustment to the APBO and to Net periodic pension and OPEB (income) expense from continuing operations in the nine months ended September 30, 2008.

Note 11. Commitments and Contingencies

Commitments

We have provided guarantees related to the residual value of certain operating leases. At September 30, 2008, the maximum potential amount of future undiscounted payments that we could be required to pay under these guarantees was $127 million. These guarantees terminate during years ranging from 2008 to 2035. Certain leases contain renewal options. In May 2008, we purchased our headquarters building in Detroit. Prior to the purchase, we leased the building under an operating lease and had guaranteed $626 million related to its residual value. We performed on the guarantee in conjunction with the acquisition.

We have agreements with third parties that guarantee the fulfillment of certain suppliers’ commitments and related obligations. At September 30, 2008, the maximum potential future undiscounted payments that we could be required to pay under these guarantees was $559 million. Included in this amount is $513 million which relates to a guarantee provided to

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

GMAC in Brazil in connection with dealer floor plan financing. This guarantee is secured by a $565 million certificate of deposit purchased from GMAC to which we have title. These guarantees expire during years ranging from 2008 to 2017, or upon the occurrence of specific events, such as a company’s cessation of business. At September 30, 2008 we have recorded liabilities of $22 million related to these guarantees.

In some instances, certain assets of the party whose debt or performance we have guaranteed may offset, to some degree, the cost of the guarantee. The offset of certain of our payables to guaranteed parties may also offset certain guarantees, if triggered.

We also provide payment guarantees on commercial loans made by GMAC and outstanding with certain third parties, such as dealers or rental car companies. At September 30, 2008, the maximum commercial obligations we guaranteed related to these loans was $110 million, and expire during years ranging from 2008 to 2012. We determined the value ascribed to the guarantees to be insignificant based on the credit worthiness of the third parties.

In connection with certain divestitures of assets or operating businesses, we have entered into agreements indemnifying certain buyers and other parties with respect to environmental conditions pertaining to real property we owned. Also, in connection with such divestitures, we have provided guarantees with respect to benefits to be paid to former employees relating to pensions, postretirement health care and life insurance. Aside from indemnifications and guarantees related to Delphi or a specific divested unit, both of which are discussed below, it is not possible to estimate our maximum exposure under these indemnifications or guarantees due to the conditional nature of these obligations. No amounts have been recorded for such obligations as they are not probable and estimable at this time.

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

Refer to Note 18 for additional information on guarantees that we provide to GMAC.

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

The future effect of environmental matters, including potential liabilities, is often difficult to estimate. We record an environmental reserve when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. This practice is followed whether the claims are asserted or unasserted. We expect that the amounts reserved will be paid over the periods of remediation for the applicable sites, which typically range from five to 30 years.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

While the final outcome of environmental matters cannot be predicted with certainty, it is our opinion that none of these items, when finally resolved, is expected to have a material adverse effect on our financial position. However, it is possible that the resolution of one or more environmental matters could exceed the amounts accrued in an amount that could be material to our results of operations in any particular reporting period.

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

We reviewed a number of factors, including the analysis provided by HRA and increased our reserve by $349 million in the three months ended December 31, 2007 to record a reasonable estimate of our probable liability for pending and future asbestos-related claims projected to be asserted over the next ten years, including legal defense costs. We will monitor our actual claims experience for consistency with this estimate and make periodic adjustments as appropriate.

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

At September 30, 2008, December 31, 2007 and September 30, 2007, our liability recorded for asbestos-related matters was $660 million, $637 million and $531 million, respectively. The reserve balance between September 30, 2007 and December 31, 2007 increased primarily as a result of a $349 million increase in the reserve for probable pending and future asbestos claims, which was partially offset by a reduction in the reserve for existing claims of $251 million resulting from fewer claims and lower expenses than previously estimated.

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

With regard to the litigation matters discussed in the previous paragraph, we have established reserves for matters in which we believe that losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive or other treble damage claims or demands for recall campaigns, incurred but not reported asbestos-related claims, environmental remediation programs or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at September 30, 2008. We believe that we have appropriately accrued for such matters in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5), or, for matters not requiring accrual, that such matters will not have a material adverse effect on our results of operations or financial position based on information currently available to us. Litigation is inherently unpredictable, however, and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to us with respect to our results of operations in any particular reporting period.

In July 2008 we reached a tentative settlement of the General Motors Securities Litigation suit and recorded a charge of $277 million in the nine months ended September 30, 2008. In the three and nine months ended September 30, 2008, we recorded $215 million as a reduction to Selling, general and administrative expense associated with insurance-related indemnification proceeds for previously recorded litigation related costs, including the cost incurred to settle the General Motors Securities Litigation suit.

Delphi Corporation

Benefit Guarantee

In 1999, we spun-off Delphi Automotive Systems Corporation (DASC), which became Delphi. Delphi is our largest supplier of automotive systems, components and parts, and we are Delphi’s largest customer. At the time of the spin-off, employees of DASC became employees of Delphi. As part of the separation agreements, Delphi assumed the pension and other postretirement benefit obligations for these transferred U.S. hourly employees who retired after October 1, 2000 and we retained pension and other postretirement obligations for U.S. hourly employees who retired on or before October 1, 2000. Additionally at the time of the spin-off, we entered into separate agreements with the UAW, the IUE-CWA and the United Steel Workers (USW) (individually, the UAW, IUE-CWA and USW Benefit Guarantee Agreements and, collectively, the Benefit Guarantee Agreements) providing contingent benefit guarantees whereby we would make payments for certain pension benefits and OPEB to certain former U.S. hourly employees that became employees of Delphi (Covered Employees). Each Benefit

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Guarantee Agreement contains separate benefit guarantees relating to pension and OPEB obligations, with different triggering events. The UAW, IUE-CWA and USW required through the Benefit Guarantee Agreements that in the event that Delphi or its successor companies ceases doing business or becomes subject to financial distress we could be liable if Delphi fails to provide the corresponding benefits at the required level. The Benefit Guarantee Agreements do not obligate us to guarantee any benefits for Delphi retirees in excess of the corresponding benefits we provide at the time to our own hourly retirees. Accordingly, any reduction in the benefits we provide our hourly retirees reduces our obligation under the corresponding benefit guarantee. In turn, Delphi entered into an agreement (Indemnification Agreement) with us that required Delphi to indemnify us if we are required to perform under the UAW Benefit Guarantee Agreement. In addition, with respect to pension benefits, our guarantee arises only to the extent that the pension benefits provided by Delphi and the Pension Benefit Guaranty Corporation fall short of the guaranteed amount.

We received notice from Delphi, dated October 8, 2005, that it was more likely than not that we would become obligated to provide benefits pursuant to the Benefit Guarantee Agreements, in connection with its commencement on that date of Chapter 11 proceedings under the U.S. Bankruptcy Code. The notice stated that Delphi was unable to estimate the timing and scope of any benefits we might be required to provide under the Benefit Guarantee Agreements but did not trigger the Benefit Guarantee Agreements; however, in 2005, we believed it was probable that we had incurred a liability under the Benefit Guarantee Agreements.

In June 2007 we entered into a Memorandum of Understanding with Delphi and the UAW (Delphi UAW MOU) that included terms relating to the consensual triggering of the UAW Benefit Guarantee Agreement as well as additional terms relating to Delphi’s restructuring. Under the Delphi UAW MOU we also agreed to pay for certain healthcare costs of Delphi retirees and their beneficiaries in order to provide a level of benefits consistent with those provided to our retirees and their beneficiaries from the Mitigation Plan. We also committed to pay $450 million to settle a UAW claim asserted against Delphi, which the UAW has directed us to pay directly to either the Mitigation Plan or New VEBA, depending upon the timing of the payment. This amount is to be paid upon substantial consummation of a Delphi POR consistent with the Delphi UAW MOU and the Delphi-GM Settlement Agreements, as defined below. In August 2007, we entered into a Memorandum of Understanding with Delphi and the IUE-CWA (Delphi IUE-CWA MOU), and we entered into two separate Memoranda of Understanding with Delphi and the USW (collectively the USW MOUs). The terms of the Delphi IUE-CWA MOU and the USW MOUs are similar to the Delphi UAW MOU with regard to the consensual triggering of the Benefit Guarantee Agreements.

Delphi-GM Settlement Agreements

In September 2007, as amended in October and December, 2007, we entered into comprehensive settlement agreements with Delphi (Delphi-GM Settlement Agreements) consisting of a Global Settlement Agreement, as amended (GSA) and a Master Restructuring Agreement, as amended (MRA). The GSA was intended to resolve outstanding issues between Delphi and us that have arisen or may arise before Delphi’s emergence from Chapter 11. The MRA was intended to govern certain aspects of our ongoing commercial relationship with Delphi. The memoranda of understanding discussed in the preceding paragraph were incorporated into these agreements.

On September 12, 2008 we amended the terms of the GSA (Amended GSA) and MRA (Amended MRA) (collectively, Amended Delphi-GM Settlement Agreements). On September 26, 2008, the United States District Court for the Southern District of New York entered an order approving the implementation of the Amended Delphi-GM Settlement Agreements which then became effective on September 29, 2008. In connection with the Amended GSA, we and Delphi reached agreements with each of Delphi’s unions regarding the plan to freeze benefits related to the Delphi HRP, the cessation by Delphi of OPEB for Delphi hourly union represented employees and retirees, transfers pursuant to IRS Code Section 414(l) of net liabilities from the Delphi HRP to our U.S. hourly pension plan, and the release by the unions, their members and their retirees of Delphi and us from claims related to such matters.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition, the more significant items contained in the Amended Delphi-GM Settlement Agreements include our commitment to:

•	Reimburse Delphi for its costs to provide OPEB to certain of Delphi’s hourly retirees from December 31, 2006 through the date that Delphi ceases to provide such benefits and will assume responsibility for OPEB going forward;
•	Reimburse Delphi for the “normal cost” of credited service in Delphi’s pension plan between January 1, 2007 and the date its pension plans are frozen;
•	Transfer, under IRS Code Section 414(l), $2.1 billion of net liabilities from the Delphi HRP to our U.S. hourly pension plan on September 29, 2008 (First Hourly Pension Transfer) and the remaining net liabilities, which are estimated to be $1.3 billion at September 30, 2008, upon Delphi’s substantial consummation of its POR consistent with the Amended Delphi-GM Settlement Agreements (Second Hourly Pension Transfer). Actual amounts of the Second Hourly Pension Transfer will depend on, among other factors, the valuation of the pension liability at transfer date and performance of pension plan assets;
•	Reimburse Delphi for all retirement incentives and half of the buyout payments made pursuant to the various attrition program provisions and to reimburse certain U.S. hourly buydown payments made to certain hourly employees of Delphi;
•	Award certain future product programs to Delphi, provide Delphi with ongoing preferential sourcing for other product programs, eliminate certain previously agreed upon price reductions, and restrict our ability to re-source certain production to alternative suppliers;
•	Reimburse certain U.S. hourly labor costs incurred to produce systems, components and parts for us from October 1, 2006 through September 14, 2015 at certain U.S. facilities owned or to be divested by Delphi (Labor Cost Subsidy);
•	Reimburse Delphi’s cash flow deficiency attributable to production at certain U.S. facilities that continue to produce systems, components and parts for us until the facilities are either closed or sold by Delphi (Production Cash Burn Support);
•	Pay Delphi $110 million in both 2009 and 2010 in quarterly installments in connection with certain U.S. facilities owned by Delphi (Facilitation Support);
•	Temporarily accelerate payment terms for Delphi’s North American sales to us upon substantial consummation of its POR, until 2012;
•	Beginning January 1, 2009, reimburse Delphi for actual cash payments related to workers compensation, disability, supplemental employment benefits and severance obligations for all current and former UAW-represented hourly active and inactive employees; and
•	Guarantee a minimum recovery of the net working capital that Delphi has invested in certain businesses held for sale.

Delphi agreed to provide us or our designee with an option to purchase all or any of certain Delphi businesses for one dollar if such businesses have not been sold by certain specified deadlines. If such a business is not sold either to a third party or to us or any affiliate pursuant to the option by the applicable deadline, we (or at our option, an affiliate) will be deemed to have exercised the purchase option, and the unsold business, including materially all of its assets and liabilities, will automatically transfer to the GM “buyer.” Similarly, under the Delphi UAW MOU if such a transfer has not occurred by the applicable deadline, responsibility for the affected UAW hourly employees of such an unsold business would automatically transfer to us or our designated affiliate. Upon emergence, Delphi also agreed to provide us with the right to access and operate four Delphi U.S. manufacturing facilities under certain circumstances.

The Amended GSA also resolves all claims in existence as of the effective date of the Amended Delphi-GM Settlement Agreements (with certain limited exceptions) that either Delphi or we have or may have against the other, including Delphi’s motion in March 2006 under the U.S. Bankruptcy Code to reject certain supply contracts with us. The Amended GSA and related agreements with Delphi’s unions releases us and our related parties, as defined, from any claims of Delphi and its related parties, as defined, as well as any employee benefit related claims of Delphi’s unions and hourly employees. Also pursuant to the Amended GSA, we have released Delphi and its related parties, as defined, from claims by us or our related parties, as defined.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additionally, the Amended GSA provides that we will receive:

•	An administrative claim regarding the First Hourly Pension Transfer of $1.6 billion, of which we will share equally with the general unsecured creditors up to only the first $600 million in recoveries in the event Delphi does not emerge from bankruptcy;
•	An administrative claim for $2.1 billion for the total Delphi HRP transfer (inclusive of the administrative claim for the First Hourly Pension Transfer) to be paid in preferred stock upon substantial consummation of Delphi’s POR in which Delphi emerges with: (1) its principal core businesses; (2) exit financing that does not exceed $3.0 billion (plus a revolving credit facility); and (3) equity securities that are not senior to or pari passu with the preferred stock issued to us; and
•	A general unsecured claim in the amount of $2.5 billion that is subordinated until general unsecured creditors receive recoveries equal to 20% of their general unsecured claims after which we will receive 20% of our general unsecured claim in preferred stock, with any further recovery shared ratably between us and general unsecured creditors.

The ultimate value of any consideration that we may receive is contingent on the fair market value of Delphi’s assets in the event Delphi fails to emerge from bankruptcy or upon the fair market value of Delphi’s securities if Delphi emerges from bankruptcy.

As a result of the implementation of the Amended Delphi-GM Settlement Agreements, we paid $1.2 billion to Delphi in the three and nine months ended September 30, 2008 in settlement of the amounts accrued to date against our commitments.

Delphi POR

The Bankruptcy Court entered an order on January 25, 2008 confirming Delphi’s POR. On April 4, 2008, Delphi announced that although it had met the conditions required to substantially consummate its POR, including obtaining $6.1 billion in exit financing, Delphi’s plan investors refused to participate in the closing of the transaction contemplated by the POR, which was commenced but not completed because of the plan investors’ position. We continued to work with Delphi and its stakeholders to facilitate Delphi’s efforts to emerge from bankruptcy, including the implementation of the Amended Delphi-GM Settlement Agreements. On October 3, 2008 Delphi filed a modified POR, which contemplates Delphi obtaining $3.8 billion in exit financing to consummate its modified POR. Given the current credit markets and the challenges facing the automotive industry, there can be no assurance that Delphi will be successful in obtaining $3.8 billion in exit financing to emerge from bankruptcy.

In May 2008, we agreed to advance up to $650 million to Delphi in 2008, which is within the amounts we would have owed under the Delphi-GM Settlement Agreements had Delphi emerged from bankruptcy in April 2008. In August 2008 we entered into a new agreement to advance up to an additional $300 million. This increased the amount we could advance to $950 million in 2008, which is within the amounts we would owe under the Delphi-GM Settlement Agreements if Delphi was to emerge from bankruptcy in December 2008. Upon the effectiveness of the Amended Delphi-GM Settlement Agreements, the original $650 million advance agreement matured, leaving a $300 million advance agreement. At September 30, 2008, no amounts were outstanding under our advance agreement with Delphi. Further, in October 2008, subject to Delphi obtaining an extension or other accommodation of its Debtor-in-Possession (DIP) financing through June 30, 2009, we agreed to extend the $300 million advance agreement through June 30, 2009 and to temporarily accelerate our North American payables to Delphi in the three months ending June 30, 2009, which is expected to result in additional liquidity to Delphi of $100 million in each of April, May and June of 2009. The potential temporary acceleration of payment terms, which was to occur upon substantial consummation of Delphi’s POR under the Amended Delphi-GM Settlement Agreements, is also subject to Delphi’s actual liquidity requirements.

In the three and nine months ended September 30, 2008, we recorded charges in Other expenses of $652 million and $4.1 billion, respectively, and charges in Automotive cost of sales of $105 million and $444 million, respectively. In the three and nine months ended September 30, 2007, we recorded charges in Other expenses of $350 million and $925 million, respectively. These charges reflect our best estimate of our obligations associated with the Benefit Guarantee Agreements and

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

other amounts due under the Amended Delphi-GM Settlement Agreements. The charge recorded in the three months ended September 30, 2008 reflects our estimated obligations under the Amended Delphi-GM Settlement Agreements, net of estimated recoveries, updated to reflect current conditions related to the credit markets and challenges in the auto industry. In addition, the charge reflects a benefit of $622 million due to a reduction in our estimated liability associated with Delphi OPEB related costs for Delphi active employees and retirees, based on the terms of the New VEBA as discussed in Note 10, who were not previously participants in our plans. Changes in the estimated OPEB liability for these individuals were recognized in earnings. The terms of the New VEBA also reduced our $3.6 billion OPEB obligation for Delphi employees who flowed back to us and became participants in the UAW hourly medical plan primarily in 2006, however, that benefit is included in the actuarial gain recorded in our UAW hourly medical plan as discussed in Note 10.

Since 2005, we have recorded total charges of $11.7 billion in Other expenses in connection with the Benefit Guarantee Agreements and Amended Delphi-GM Settlement Agreements which, at September 30, 2008, reflects an estimate of no recovery for our unsecured bankruptcy claims. Our commitments under the Amended Delphi-GM Settlement Agreements for workers compensation, disability, and supplemental employment benefits are included in the amounts recorded in Other expenses. In addition, our commitment for the Labor Cost Subsidy, Production Cash Burn Support and Facilitation Support in the three and nine months ended September 30, 2008 are included in the amounts recorded in Automotive cost of sales and are expected to result in additional expense of between $250 million and $400 million annually in 2009 through 2015, which will be treated as a period cost and expensed as incurred. Due to the uncertainties surrounding Delphi’s ability to emerge from bankruptcy it is reasonably possible that additional losses, which may be substantial, could arise in the future, but we currently are unable to estimate the amount or range of such losses, if any.

Benefit Guarantees Related to Divested Facilities

We have entered into various guarantees regarding benefits for our former employees at two previously divested facilities that manufacture component parts whose results continue to be included in our consolidated financial statements in accordance with FIN No. 46(R), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (FIN No. 46(R)). For these divested facilities, we entered into agreements with both of the purchasers to indemnify, defend and hold each purchaser harmless for any liabilities arising out of the divested facilities and with the UAW guaranteeing certain postretirement health care benefits and payment of postemployment benefits.

In 2007, we recognized favorable adjustments of $44 million related to these facility idlings, in addition to a $38 million curtailment gain with respect to OPEB.

Note 12. Income Taxes

Effective Tax Rate

In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (APB No. 28), we adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate. We also record the tax effect of unusual or infrequently occurring discrete items including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year to date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The effect of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

Deferred Tax Assets

We have established valuation allowances for deferred tax assets based on a “more likely than not” threshold. Our ability to realize our deferred tax assets depends on our ability to generate sufficient taxable income within the carryback or carryforward

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

periods provided for in the tax law for each applicable tax jurisdiction. We consider the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•	Future reversals of existing taxable temporary differences;
•	Future taxable income exclusive of reversing temporary differences and carryforwards;
•	Taxable income in prior carryback years; and
•	Tax-planning strategies.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling three years of actual and current year anticipated results as our primary measure of our cumulative losses in recent years. However, because a substantial portion of those cumulative losses relate to various non-recurring matters and the implementation of our North American Turnaround Plan, we adjust those three-year cumulative results for the effect of these items. The analysis performed in the three months ended September 30, 2007 and March 31, 2008 indicated that in Canada, Germany, the United Kingdom and the United States, we had cumulative three-year losses on an adjusted basis. In Spain, we anticipated being in a cumulative three-year loss position in the near-term. This was considered significant negative evidence that is objective and verifiable and therefore, difficult to overcome. In addition our near-term financial outlook in these jurisdictions had deteriorated. Furthermore, as it relates to our assessment in the United States, many factors in our evaluation are not within our control, particularly:

•	The possibility for continued or increasing price competition in the highly competitive U.S. market;
•	Volatile fuel prices and the effect that may have on consumer preferences related to our most profitable products, fullsize pick-up trucks and sport utility vehicles;
•	Uncertainty over the effect on our cost structure from more stringent U.S. fuel economy and global emissions standards which may require us to sell a significant volume of alternative fuel vehicles across our portfolio;
•	Uncertainty as to the future operating results of GMAC; and
•	Turmoil in the mortgage and credit markets and continued reductions in housing values.

Accordingly, in the three months ended September 30, 2007, we concluded that the objectively verifiable negative evidence of our historical losses combined with our challenging near-term outlook out-weighed other factors and that it was more likely than not that we would not generate sufficient taxable income to realize our net deferred tax assets, in whole or in part in Canada, Germany and the United States. As such, we recorded full valuation allowances against our net deferred tax assets in Canada, Germany and the United States of $39.0 billion in the three and nine months ended September 30, 2007.

In the three months ended March 31, 2008, we determined that it was more likely than not that we would not realize our net deferred tax assets, in whole or in part, in Spain and the United Kingdom and recorded full valuation allowances of $379 million against our net deferred tax assets in these tax jurisdictions. The following summarizes the significant changes occurring in the three months ended March 31, 2008, which resulted in our decision to record these full valuation allowances.

In the United Kingdom, we were in a three-year adjusted cumulative loss position and our near-term and mid-term financial outlook for automotive market conditions was more challenging than we believed in the three months ended December 31, 2007. Our outlook deteriorated based on our projections of the combined effects of the challenging foreign exchange environment and unfavorable commodity prices. Additionally, we increased our estimate of the potential costs that may arise from the regulatory and tax environment relating to carbon dioxide (CO2) emissions in the European Union, including legislation enacted or announced in 2008.

In Spain, although we were not in a three-year adjusted cumulative loss position our near-term and mid-term financial outlook deteriorated significantly in the three months ended March 31, 2008 such that we anticipated being in a three-year adjusted cumulative loss position in the near- and mid-term. In Spain, as in the United Kingdom, our outlook deteriorated based on our projections of the combined effects of the foreign exchange environment and commodity prices, including our estimate of the potential costs that may arise from the regulatory and tax environment relating to CO2 emissions.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We currently have recorded full valuation allowances against our net deferred tax assets in Brazil. Such valuation allowances were initially recorded in 2005. In 2006, 2007 and in the nine months ended September 30, 2008, we generated taxable income in Brazil and accordingly, had reversed a portion of that valuation allowance to offset the tax provision for income earned in those periods. It is reasonably possible that our Brazilian operations will generate taxable income in 2008 and may show a forecast of future taxable income at that time, which may result in a change in our judgment regarding the need for a full valuation allowance in Brazil. However, global economic conditions have become increasingly unstable and it is not possible to objectively verify this information at September 30, 2008. Accordingly, we have continued to conclude that it is more likely than not that we will not realize our net deferred tax assets in Brazil.

If, in the future, we generate taxable income in Brazil, Canada, Germany, Spain, the United Kingdom, the United States or other tax jurisdictions where we have recorded full valuation allowances on a sustained basis, our conclusion regarding the need for valuation allowances in these tax jurisdictions could change, resulting in the reversal of some or all of such valuation allowances. If our Canadian, German, Spanish, United Kingdom, U.S. or operations in other tax jurisdictions generate taxable income prior to reaching profitability on a sustained basis, we would reverse a portion of the valuation allowance related to the corresponding realized tax benefit for that period, without changing our conclusions on the need for a full valuation allowance against the remaining net deferred tax assets.

In the three and nine months ended September 30, 2008 we recognized income tax expense on Loss from continuing operations before income taxes, equity income and minority interests due to the effect of no longer recording tax benefits for losses incurred in Canada, Germany, Spain, the United Kingdom and the United States, unless offset by pretax income from other than continuing operations, based on the valuation allowances established in the three months ended September 30, 2007 and March 31, 2008, as disclosed in our 2007 Form 10-K and Quarterly Report on Form 10-Q for the three months ended March 31, 2008, respectively.

Tax Examinations and Uncertain Tax Positions

At September 30, 2008 and December 31, 2007, the amount of consolidated gross unrecognized tax benefits before valuation allowances was $3.1 billion and $2.8 billion, respectively, and the amounts that would favorably affect the effective income tax rate in future periods after valuation allowances were $265 million and $68 million, respectively. The increase in the amounts that would favorably affect the effective tax rate is primarily related to adjustments resulting from our annual review of intercompany transfer pricing arrangements. At September 30, 2007, the amounts of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $2.5 billion and $50 million, respectively. These amounts consider the guidance in FSP No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP No. FIN 48-1). At September 30, 2008, $2.2 billion of the liability for uncertain tax positions is netted against deferred tax assets relating to the same tax jurisdictions. The remainder of the liability for uncertain tax positions is classified as a non-current liability.

We file income tax returns in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. In the U.S., our federal income tax returns for 2001 through 2003 have been reviewed by the IRS, and except for one transfer pricing matter, this examination is expected to conclude in 2008. We have submitted requests for Competent Authority assistance on the transfer pricing matter. Competent authorities interpret the implementation of treaties to achieve the effect of eliminating double taxation. The IRS is currently reviewing our 2004 through 2006 federal income tax returns. In addition, our previously filed tax returns are currently under review in Argentina, Australia, Belgium, Canada, Ecuador, France, Germany, Hungary, India, Indonesia, Italy, Korea, Mexico, New Zealand, Russia, Spain, Switzerland, Taiwan, Thailand, Turkey, the United Kingdom and Venezuela. It is reasonably possible that the reviews of our previously filed tax returns in Korea will conclude in the three months ended December 31, 2008 and it is possible that we will be required to make cash payments as part of this settlement. Tax audits in Greece, Mexico, the United Kingdom and certain U.S. states concluded in 2008. The conclusion of these audits resulted in the release of amounts accrued for interest and penalties of $62 million and $23 million, respectively, in the nine months ended September 30, 2008. At September 30, 2008 it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits over the next twelve months.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have open tax years from 1999 to 2007 with various significant taxing jurisdictions including the U.S., Australia, Canada, Mexico, Germany, the United Kingdom, Korea and Brazil. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. We have recorded a tax benefit only for those positions that meet the more likely than not standard.

Note 13. Fair Value Measurements

In September 2006 the FASB issued SFAS No. 157 and in February 2007 issued SFAS No. 159. Both standards address aspects of the expanding application of fair value accounting. Effective January 1, 2008, we adopted SFAS No. 157 and SFAS No. 159. In accordance with the provisions of FSP No. FAS 157-2, we have decided to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. There was no adjustment to Accumulated deficit as a result of our adoption of SFAS No. 157. SFAS No. 159 permits a company to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. We have not elected to measure any financial assets or financial liabilities at fair value which were not previously required to be measured at fair value.

SFAS No. 157 provides for the following:

•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;
•	Establishes a three-level hierarchy for fair value measurements based upon the observable inputs to the valuation of an asset or liability at the measurement date;
•	Requires consideration of our nonperformance risk when valuing liabilities; and
•	Expands disclosures about instruments measured at fair value.

SFAS No. 157 also establishes a three-level valuation hierarchy for fair value measurements. These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1—Quoted prices for identical instruments in active markets;
•	Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable: and
•	Level 3—Instruments whose significant inputs are unobservable.

Following is a description of the valuation methodologies we used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Securities

We classify our securities within Level 1 of the valuation hierarchy where quoted prices are available in an active market. Level 1 securities include exchange-traded equities. We generally classify our securities within Level 2 of the valuation hierarchy where quoted market prices are not available. If quoted market prices are not available, we determine the fair values of our securities using pricing models, quoted prices of securities with similar characteristics or discounted cash flow models. These models are primarily industry-standard models that consider various assumptions, including time value and yield curve as well as other relevant economic measures. Examples of such securities include U. S. government and agency securities, certificates of deposit, commercial paper, and corporate debt securities. We classify our securities within Level 3 of the valuation hierarchy in certain cases where there is limited activity or less observable inputs to the valuation. Inputs to the Level 3 security fair value measurements consider various assumptions, including time value, yield curve, prepayment speeds, default rates, loss severity, current market and contractual prices for underlying financial instruments as well as other relevant economic measures. Securities classified within Level 3 include certain mortgage-backed securities and other securities.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Derivatives

The majority of our derivatives are valued using internal models that use as their basis readily observable market inputs, such as time value, forward interest rates, volatility factors, and current and forward market prices for commodities and foreign exchange rates. We generally classify these instruments within Level 2 of the valuation hierarchy. Such derivatives include interest rate swaps, cross currency swaps, foreign currency derivatives and commodity derivatives. We classify derivative contracts that are valued based upon models with significant unobservable market inputs as Level 3 of the valuation hierarchy. Examples include certain long-dated commodity derivatives and interest rate swaps with notional amounts that fluctuate over time. Models for these fair value measurements include unobservable inputs based on estimated forward rates and prepayment speeds.

SFAS No. 157 requires that the valuation of derivative liabilities must take into account the company’s own nonperformance risk. Effective January 1, 2008, we updated our derivative liability valuation methodology to consider our own nonperformance risk as observed through the credit default swap market and bond market and based on prices for recent trades. Subsequent to September 30, 2008, credit market volatility increased significantly, creating broad credit market concerns. If this condition persists, it will affect our ability to manage risks related to market changes in foreign currency exchange rates, interest rates and commodity prices to which we are exposed in the ordinary course of our business as some derivative counterparties have been and may be unwilling to enter into transactions with us due to our credit rating.

The following table summarizes the financial instruments measured at fair value on a recurring basis:

	Fair Value Measurements on a Recurring Basis at September 30, 2008
	Level 1	Level 2	Level 3	Total
		(Dollars in millions)

Assets
Securities
Equity	$317	$21	$—	$338
United States government and agency	—	401	—	401
Mortgage-backed	—	—	79	79
Certificates of deposit	—	4,507	—	4,507
Commercial paper	—	6,490	—	6,490
Corporate debt	—	42	—	42
Other	—	53	20	73
Derivatives
Cross currency swaps	—	—	—	—
Interest rate swaps	—	98	3	101
Foreign currency derivatives	—	566	—	566
Commodity derivatives	—	125	21	146

Total Assets	$317	$12,303	$123	$12,743

Liabilities
Derivatives
Cross currency swaps	$—	$155	$—	$155
Interest rate swaps	—	43	3	46
Foreign currency derivatives	—	2,448	—	2,448
Commodity derivatives	—	757	34	791

Total Liabilities	$—	$3,403	$37	$3,440

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below summarize the activity in our balance sheet accounts for financial instruments classified within Level 3 of the valuation hierarchy. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components which are validated to external sources.

		Level 3 Financial Assets and Liabilities
		Three Months Ended September 30, 2008
			Commodity
	Mortgage-backed	Interest Rate	Derivatives,	Corporate Debt	Other	Total Net
	Securities(a)	Swaps, Net	Net(b)	Securities	Securities(a)	Assets
			(Dollars in millions)

Beginning balance	$248	$—	$341	$—	$234	$823
Total realized/unrealized gains (losses):
Included in earnings	(22)	—	(103)	—	(41)	(166)
Included in other comprehensive income	(1)	—	—	—	—	(1)
Purchases, issuances, and settlements	(146)	—	(251)	—	(173)	(570)
Transfer in and/or out of Level 3	—	—	—	—	—	—

Ending balance	$79	$—	$(13)	$—	$20	$86

Amount of total gains and (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$(103)	$—	$—	$(103)

(a)	Realized gains (losses) on marketable securities are recorded in Automotive interest and other non-operating income, net.
(b)	Realized and unrealized gains (losses) on commodity derivatives are recorded in Automotive cost of sales and changes in fair value are attributable to changes in base metal and precious metal prices.

		Level 3 Financial Assets and Liabilities
		Nine Months Ended September 30, 2008
			Commodity
	Mortgage-backed	Interest Rate	Derivatives,	Corporate Debt	Other	Total Net
	Securities(a)	Swaps, Net(b)	Net(c)	Securities(a)	Securities(a)	Assets
			(Dollars in millions)

Beginning balance	$283	$2	$257	$28	$258	$828
Total realized/unrealized gains (losses):
Included in earnings	(31)	—	31	23	(65)	(42)
Included in other comprehensive income	—	—	—	—	8	8
Purchases, issuances, and settlements	(173)	(2)	(301)	(51)	(181)	(708)
Transfer in and/or out of Level 3	—	—	—	—	—	—

Ending balance	$79	$—	$(13)	$—	$20	$86

Amount of total gains and (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$(2)	$—	$31	$—	$4	$33

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(a)	Realized gains (losses) and other than temporary impairments on marketable securities are recorded in Automotive interest and other non-operating income, net.
(b)	Reflects fair value of interest rate swap assets, net of liabilities.
(c)	Realized and unrealized gains (losses) on commodity derivatives are recorded in Automotive cost of sales. Changes in fair value are attributable to changes in base metal and precious metal prices.

Unrealized securities holding gains and losses are excluded from earnings and reported in Other comprehensive income until realized. Gains and losses are not realized until an instrument is settled or sold. On a monthly basis, we evaluate whether unrealized losses related to investments in debt and equity securities are other than temporary. Factors considered in determining whether a loss is other than temporary include the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. If losses are determined to be other than temporary, the loss is recognized and the investment carrying amount is adjusted to a revised fair value. Other than temporary impairment losses of $29 million were recorded in the nine months ended September 30, 2008. There were no other than temporary impairment losses recorded in the three months ended September 30, 2008.

The following table summarizes the financial instruments measured at fair value on a nonrecurring basis in periods subsequent to initial recognition:

		Fair Value Measurements Using
		Quoted Prices in			Three Months
		Active Markets	Significant Other	Significant	Ended	Nine Months Ended
		for Identical	Observable	Unobservable	September 30,	September 30,
	September 30,	Assets	Inputs	Inputs	2008	2008
	2008	(Level 1)	(Level 2)	(Level 3)	Total Losses	Total Losses
	(Dollars in millions)

Assets
Investment in GMAC Common Membership Interests	$1,949	$—	$—	$1,949	$—	$(2,036)
Investment in GMAC Preferred Membership Interests	43	—	—	43	(251)	(1,001)

Total	$1,992	$—	$—	$1,992	$(251)	$(3,037)

In accordance with the provisions of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB No. 18), we review the carrying values of our investments when events and circumstances warrant. This review requires the comparison of the fair values of our investments to their respective carrying values. The fair value of our investments is determined based on valuation techniques using the best information that is available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge would be recorded whenever a decline in fair value below the carrying value is determined to be other than temporary.

At December 31, 2007 we disclosed that we did not believe our investment in GMAC was impaired; however, there were many economic factors which were unstable at that time. Such factors included the instability of the global credit and mortgage markets, deteriorating conditions in the residential and home building markets, and credit downgrades of GMAC and GMAC’s subsidiary, Residential Capital, LLC (ResCap).

Through June 30, 2008 the economic factors mentioned above deteriorated beyond our previous expectations. The instability in the global credit and mortgage markets increased in North America and spread throughout Europe, and the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

residential and home building markets continued to deteriorate in both continents. These factors were exacerbated by the volatility in the cost of fuel, which led to a decline in consumer demand for automobiles, particularly fullsize pick-up trucks and sport utility vehicles. This negatively affected GMAC’s North American automotive business, as the decline in certain residual values resulted in an impairment of vehicles on operating leases, and an overall decline in automotive sales resulted in a decline in the leasing and financing of vehicles.

In the three months ended September 30, 2008 the instability of the financial and credit markets intensified in North America and Europe and resulted in an extreme lack of liquidity in the global credit markets resulting in prominent North American financial institutions declaring bankruptcy, being seized by the Federal Deposit Insurance Corporation (FDIC), or being sold at distressed valuations.

These economic factors negatively affected GMAC’s North American automotive business as well as ResCap’s residential mortgage business, which resulted in significant losses for both GMAC’s North American automotive operations and ResCap. Additionally, it was necessary for GMAC to continue to provide support to ResCap, and GMAC’s and ResCap’s credit ratings were each further downgraded several times.

In the three month periods ended March 31 and June 30, 2008, we determined that our investment in GMAC Common Membership Interests was impaired and in the three month periods ended March 31, June 30 and September 30, 2008 that our investment in GMAC Preferred Membership Interests was impaired and that such impairments were other than temporary.

The following table summarizes the impairment charges we have recorded against our investment in GMAC Common and Preferred Membership Interests:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2008	2008
	(Dollars in millions)

GMAC Common Membership Interests	$—	$2,036
GMAC Preferred Membership Interests	251	1,001

Total	$251	$3,037

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the activity with respect to our investment in GMAC Common and Preferred Membership Interests:

	GMAC Common	GMAC Preferred
	Membership Interests	Membership Interests
	(Dollars in millions)

Balance at January 1, 2008	$7,079	$1,044
Our proportionate share of GMAC’s losses	(302)	—
Impairment charges	(1,310)	(142)
Other, primarily Accumulated other comprehensive income (loss)	(76)	—

Balance at March 31, 2008	5,391	902
Our proportionate share of GMAC’s losses	(1,204)	—
Impairment charges	(726)	(608)
Other, primarily Accumulated other comprehensive income (loss)	(7)	—

Balance at June 30, 2008	3,454	294
Our proportionate share of GMAC’s losses	(1,235)	—
Impairment charges	—	(251)
Other, primarily Accumulated other comprehensive income (loss)	(270)	—

Balance at September 30, 2008	$1,949	$43

Impairment charges are recorded in Equity in loss of GMAC LLC and Automotive interest income and other non-operating income, net for our investment in GMAC Common and Preferred Membership Interests, respectively.

Continued low or decreased demand for automobiles, continued or increased instability of the global credit and mortgage markets, the lack of available credit, or a recession in North America, Europe, South America or Asia could further negatively affect GMAC’s lines of business, and result in future impairments of our investment in GMAC Common and Preferred Membership Interests. Additionally, as GMAC provides financing to our dealers as well as retail purchasers of our vehicles, further deterioration in these economic factors could cause our vehicle sales to decline.

In order to determine the fair value of our investment in GMAC Common Membership Interests, we first determined a fair value of GMAC by applying various valuation techniques to its significant business units, and then applied our 49% equity interest to the resulting fair value. Our determination of the fair value of GMAC encompassed applying valuation techniques, which included Level 3 inputs, to GMAC’s significant business units as follows:

•	Auto Finance — We obtained industry data, such as equity and earnings ratios for other industry participants, and developed average multiples for these companies based upon a comparison of their businesses to Auto Finance.
•	Insurance — We developed a peer group, based upon such factors as equity and earnings ratios and developed average multiples for these companies.
•	ResCap — We previously obtained industry data for an industry participant who we believe to be comparable, and also utilized the implied valuation based on an acquisition of an industry participant who we believe to be comparable. Due to prevailing market conditions at September 30, 2008 we do not believe that comparable industry participants exist; however, we believe that previous data used, in conjunction with certain publicly available information incorporated into our analysis, results in an appropriate valuation at September 30, 2008.
•	Commercial Finance Group — We obtained industry data, such as price and earnings ratios, for other industry participants, and developed average multiples for these companies based upon a comparison of their businesses to the Commercial Finance Group.

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

At June 30 and September 30, 2008 we adjusted our assumptions as to the appropriate discount rate to utilize in the valuation due to the changes in the market conditions which occurred in these periods. Additionally, we adjusted our assumptions as to the likelihood of payments of dividends and expected call date of the Preferred Membership Interests.

Note 14. GMNA Postemployment Benefit Costs

As previously discussed in our 2007 10-K, the majority of our hourly employees working within GMNA are represented by various labor unions. We have specific labor contracts with each union, some of which require us to pay idled employees certain wage and benefit costs. Costs to idle, consolidate or close facilities and provide postemployment benefits to employees idled on an other than temporary basis are accrued based on our best estimate of the wage and benefit costs to be incurred. Costs related to the idling of employees that are expected to be temporary are expensed as incurred. We review the adequacy and continuing need for these liabilities on a quarterly basis in conjunction with our quarterly production and labor forecasts. In the three and nine months ended September 30, 2008 we recorded $516 million and $1.8 billion, respectively, of additional postemployment benefit costs in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statements No. 5 and 43” (SFAS No. 112). In the three and nine months ended September 30, 2008, we recorded $470 million and $1.4 billion, respectively, related to previously announced capacity actions while the remaining $46 million and $407 million, respectively, resulted from the 2008 Special Attrition Programs. Refer to Note 10.

The following table summarizes activity for postemployment benefit costs:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2008	2007	2007
	(Dollars in millions)

Beginning balance	$858	$1,269	$1,269
Additions	1,840	364	294
Interest accretion	26	21	14
Payments	(611)	(792)	(655)
Adjustments	5	(4)	(2)

Ending balance	$2,118	$858	$920

The following table summarizes the number of employees included in the idled or to be idled facilities and subject to special attrition programs:

	September 30,	December 31,	September 30,
	2008	2007	2007

Employees at idled or to be idled facilities	15,700	8,900	8,200
Employees subject to various attrition programs	3,200	3,800	4,400

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 15. Restructuring and Other Initiatives

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

The following table summarizes our restructuring and other initiative charges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Automotive Operations:
GMNA	$1	$2	$3	$7
GME	29	262	231	349
GMLAAM	23	—	29	18
GMAP	9	1	70	42

Total Automotive Operations	$62	$265	$333	$416

Refer to Note 14 for further discussion of postemployment benefits costs related to hourly employees of GMNA, and Note 10 for pension and other postretirement benefit charges related to our hourly employee separation initiatives.

2008 Activities

The following table summarizes the components of our restructuring charges by segment in the three months ended September 30, 2008:

	GMNA	GME	GMLAAM	GMAP	Total
	(Dollars in millions)

Separation costs	$1	$29	$23	$9	$62
Other	—	—	—	—	—

Total restructuring charges	$1	$29	$23	$9	$62

The following table summarizes the components of our restructuring charges by segment in the nine months ended September 30, 2008:

	GMNA	GME	GMLAAM	GMAP	Total
	(Dollars in millions)

Separation costs	$3	$252	$29	$70	$354
Other	—	(21)	—	—	(21)

Total restructuring charges	$3	$231	$29	$70	$333

GMNA recorded restructuring charges of $1 million and $3 million in the three and nine months ended September 30, 2008, respectively. These charges related to a U.S. salaried severance program, which allows involuntarily terminated employees to receive ongoing wages and benefits for no longer than 12 months.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

GME recorded net restructuring charges of $29 million and $231 million in the three and nine months ended September 30, 2008, respectively. These charges were related to the following restructuring initiatives:

•	In the three and nine months ended September 30, 2008, GME recorded restructuring charges in Germany of $22 million and $122 million, respectively, for retirement programs, along with additional minor separations under other current programs. Approximately 4,600 employees will leave under early retirement programs in Germany through 2013. The total remaining cost for the early retirements will be recognized over the remaining required service period of the employees.
•	In the three months ended June 30, 2007, GME announced additional separation programs affecting 1,900 employees at the Antwerp, Belgium facility. GME recorded $2 million and $82 million for these programs in the three and nine months ended September 30, 2008, respectively, having previously recorded $353 million in 2007.
•	In the nine months ended September 30, 2008, GME recorded restructuring charges of $16 million related to separation programs at the Strasbourg, France facility, which were announced in the three months ended June 30, 2008.
•	The remaining $5 million and $32 million in separation charges reported in the three and nine months ended September 30, 2008, respectively, relate to the cost of initiatives previously announced. These include voluntary separations in Sweden and the United Kingdom.
•	Additionally, GME reversed accruals of $21 million in the nine months ended September 30, 2008 associated with the favorable resolution of claims by the government of Portugal filed in conjunction with the facility closure in Azambuja in 2006.

GMLAAM recorded restructuring charges of $23 million and $29 million in the three months and nine months ended September 30, 2008, respectively. These charges related to separation programs in South Africa and Chile.

GMAP recorded net restructuring charges of $9 million and $70 million in the three and nine months ended September 30, 2008, respectively. These charges were related to the following restructuring initiatives:

•	In the three and nine months ended September 30, 2008, GMAP recorded restructuring charges in Australia of $2 million and $63 million, respectively, related to a facility idling at GM Holden, Ltd. (GM Holden), which manufactures FAM II 4 cylinder engines. The program will affect 650 employees, who will leave through December 2009, and has total estimated costs of $67 million. The remaining cost of this program will be recognized over the remaining required service period of the employees.
•	In the three and nine months ended September 30, 2008, GMAP recorded restructuring charges in Australia of $7 million, which were related to GM Holden implementing an early separation program offered to salaried employees. The program was announced in September 2008, will continue through December 2008 and has a total estimated cost of $10 million.

2007 Activities

The following table summarizes the components of our restructuring charges by segment in the three months ended September 30, 2007:

	GMNA	GME	GMLAAM	GMAP	Total
	(Dollars in millions)

Separation costs	$2	$262	$—	$1	$265
Other	—	—	—	—	—

Total restructuring charges	$2	$262	$—	$1	$265

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following summarizes the components of our restructuring charges by segment in the nine months ended September 30, 2007:

	GMNA	GME	GMLAAM	GMAP	Total
	(Dollars in millions)

Separation costs	$7	$349	$18	$42	$416
Other	—	—	—	—	—

Total restructuring charges	$7	$349	$18	$42	$416

GMNA recorded restructuring charges of $2 million and $7 million in the three and nine months ended September 30, 2007, respectively. The charges were related to a U.S. salaried severance program as described in more detail above.

GME recorded restructuring charges relating to separation programs of $262 million and $349 million in the three and nine months ended September 30, 2007, respectively. These charges were related to the following restructuring initiatives:

•	In the three and nine months ended September 30, 2007, GME recorded charges in Germany of $33 million and $103 million, respectively. These charges primarily related to early retirement programs, along with additional minor separations under other programs in Germany as described in more detail above.
•	In the three and nine months ended September 30, 2007, GME recorded charges of $226 million and $229 million, respectively, related to initiatives in Belgium.
•	The remaining $3 million and $17 million in separation charges reported in the three and nine months ended September 30, 2007, respectively, relate to initiatives announced in Sweden and the United Kingdom.

GMLAAM recorded restructuring charges of $18 million in the nine months ended September 30, 2007 for employee separations at General Motors do Brasil Ltd. (GM do Brasil). These initiatives were announced and completed in the three months ended June 30, 2007 and resulted in the separation of 600 employees.

GMAP recorded restructuring charges of $1 million and $42 million in the three and nine months ended September 30, 2007, respectively. The charges were related to a voluntary employee separation program at GM Holden, which was announced in the three months ended March 31, 2007. This initiative reduced the facility’s workforce by 650 employees as a result of increased plant operational efficiency.

Note 16. Impairments

We periodically review the carrying value of our long-lived assets to be held and used when events and circumstances warrant and in conjunction with the annual business planning cycle. If the carrying value of a long-lived asset or asset group is considered impaired, an impairment charge is recorded for the amount by which the carrying amount exceeds fair value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Product-specific assets may become impaired as a result of declines in profitability due to changes in volume, pricing or costs. Impairment charges related to automotive assets are recorded in Automotive cost of sales. Refer to Note 15 for additional detail on restructuring and other initiatives.

Due to the current unstable global economy and credit markets, it is reasonably possible that these conditions could deteriorate further and negatively affect our anticipated cash flows to such an extent that we could be required to record impairment charges against our long-lived assets.

We periodically review the carrying value of our portfolio of equipment on operating leases for impairment when events and circumstances warrant and in conjunction with our quarterly review of residual values and associated depreciation rates. If the carrying value is considered impaired, an impairment charge is recorded for the amount by which the carrying value exceeds the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

fair value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Our Automotive segment’s portfolio of equipment on operating leases is primarily comprised of vehicles leased to rental car companies, with lease terms of 11 months or less. Our FIO segment’s portfolio of equipment on operating leases is primarily comprised of vehicle leases to retail customers with lease terms of up to 48 months. Impairment charges are recorded in Automotive cost of sales by our Automotive segment and in Financial services and insurance expense by our FIO segment.

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

The following table summarizes our impairment charges:

	Three Months
	Ended
	September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Long-lived asset impairments related to restructuring initiatives	$1	$—	$29	$—
Other long-lived asset impairments	—	—	—	84
FIO Equipment on operating leases, net	—	—	105	—

Total	$1	$—	$134	$84

2008 Impairments

GMLAAM recorded long-lived asset impairment charges of $1 million in the three and nine months ended September 30, 2008 related to restructuring initiatives at our Arica City facility in Chile.

GMAP recorded long-lived asset impairment charges of $28 million related to restructuring initiatives at GM Holden in the nine months ended September 30, 2008.

FIO recorded impairment charges of $105 million related to our portfolio of equipment on operating leases in the nine months ended September 30, 2008. The impairment charge was the result of our regular review of residual values related to these leased assets. In the three months ended June 30, 2008, residual values of sport utility vehicles and fullsize pick-up trucks experienced a sudden and significant decline as a result of a shift in customer preference to passenger cars and crossover vehicles and away from sport utility vehicles and fullsize pick-up trucks. This decline in residual values was the primary reason for the impairment charges.

2007 Impairments

GMNA recorded long-lived asset impairment charges of $70 million in the nine months ended September 30, 2007, for product-specific tooling assets.

GMAP recorded long-lived asset impairment charges of $14 million in the nine months ended September 30, 2007, related to the cessation of production of VZ Commodore passenger car derivatives at GM Holden.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 17. Loss Per Share

Basic and diluted loss per share have been computed by dividing Loss from continuing operations by the weighted average number of shares outstanding in the period.

The following table summarizes the amounts used in the basic and diluted loss per share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions, except per share amounts)

Loss from continuing operations	$(2,542)	$(42,512)	$(21,264)	$(41,770)
Weighted average number of shares outstanding	571	566	568	566
Basic and diluted loss per share from continuing operations	$(4.45)	$(75.12)	$(37.44)	$(73.82)

Due to net losses from continuing operations for all periods presented, the assumed exercise of stock options had an antidilutive effect and therefore was excluded from the computation of diluted loss per share. The number of such options not included in the computation of diluted loss per share was 101 million and 107 million at September 30, 2008 and 2007, respectively.

No shares potentially issuable to satisfy the in-the-money amount of our convertible debentures have been included in the computation of diluted loss per share for the three and nine months ended September 30, 2008 and 2007 as our various series of convertible debentures were not in-the-money.

Note 18. Transactions with GMAC

We have entered into various operating and financing arrangements with GMAC as more fully described in our 2007 10-K. The following tables summarize the financial statement effects of our transactions with GMAC:

U.S. Marketing Incentives and Operating Lease Residuals

	September 30,	December 31,	September 30,
	2008	2007	2007
	(Dollars in millions)

Residual Support Program:
Liabilities recorded	$599	$118	$422
Maximum obligations	$1,451	$1,062	$903
Risk Sharing:
Liabilities recorded	$385	$144	$130
Maximum amount guaranteed	$1,434	$1,118	$978

	Nine Months Ended
	September 30,
	2008	2007
	(Dollars in millions)

Total U.S. payments to GMAC, primarily related to marketing incentives and operating lease residual program	$3,079	$3,404

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Equipment on Operating Leases Transferred to Us by GMAC

	September 30,	December 31,	September 30,
	2008	2007	2007
	(Dollars in millions)

Note payable balance, secured by the assets transferred	$35	$35	$373

Lease Impairment Charges

In the three months ended June 30, 2008, residual values of sport utility vehicles and fullsize pick-up trucks experienced a sudden and significant decline as a result of a shift in customer preference to passenger cars and crossover vehicles and away from fullsize pick-up trucks and sport utility vehicles. In addition, in the three months ended September 30, 2008 residual values of fullsize pick-up trucks in Canada continued to decline significantly. This decline in residual values is the primary factor responsible for the impairment charges of $808 million and $105 million recorded by GMAC and our FIO segment, respectively, in the nine months ended September 30, 2008 related to equipment on operating leases. The determination of vehicle residual values is a significant assumption in these impairment analyses and in the determination of amounts to accrue under the residual support and risk sharing agreements discussed above. It is reasonably possible that vehicle residual values could decline in the future and that we or GMAC may be required to record further impairment charges, which may be material. In addition, it is reasonably possible that such declines in residual values may result in increases in required payments under the residual support and risk sharing agreements discussed above.

Revenue

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

U.S. exclusivity fee revenue	$26	$26	$79	$79
U.S. royalty revenue	$4	$5	$12	$14

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

The ResCap Facility is secured by various assets held by ResCap and its subsidiaries, and we are entitled to receive interest at LIBOR plus 2.75% for the amount we have funded pursuant to the Participation Agreement. In addition, we and the Cerberus Fund are also entitled to receive our pro-rata share of the 1.75% interest on GMAC’s share of the total outstanding balance. At

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2008, ResCap had fully drawn down the maximum amount pursuant to the ResCap Facility, and we had funded our maximum obligation of $368 million, which is recorded as Equity in and advances to nonconsolidated affiliates.

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Interest income	$11	$—	$13	$—

Unsecured Exposure Contractual Limit

Based on an agreement between GMAC and us, our unsecured obligations to GMAC cannot exceed $1.5 billion. These unsecured obligations arise from certain operating and financing arrangements within the United States. As a result of the market developments, which occurred during the three months ended June 30, 2008, including a decline in residual values of sport utility vehicles and fullsize pick-up trucks, our estimated obligations at June 30, 2008 exceeded the $1.5 billion contractual limit. In response, on August 6, 2008, we paid GMAC $646 million representing prepayment of the obligations included in the estimate of total liabilities subject to the contractual limit. At September 30, 2008 we had a prepaid balance with GMAC of $428 million, which represents the amount of our obligations we have paid in advance in order to remain at or below the $1.5 billion contractual limit.

As disclosed above, it is reasonably possible vehicle residual values could decline further and that we may be required to record increases in our liabilities related to the residual support and risk sharing agreements and accordingly make further payments to GMAC under this agreement.

Balance Sheet

The following table summarizes the balance sheet effects of our transactions with GMAC:

	September 30,	December 31,	September 30,
	2008	2007	2007
	(Dollars in millions)

Assets:
Accounts and notes receivable (a)	$1,840	$1,285	$1,758
Other current assets (b)	$—	$30	$39
Equity in and advances to nonconsolidated affiliates (c)	$368	$—	$—
Liabilities:
Accounts payable (d)	$421	$548	$643
Short-term borrowings and current portion of long-term debt (e)	$2,580	$2,802	$2,935
Accrued expenses (f)	$1,269	$2,134	$1,573
Long-term debt (g)	$99	$119	$284

(a)	Represents wholesale settlements due from GMAC, amounts owed by GMAC with respect to the Equipment on operating leases, net transferred to us and the exclusivity fee and royalty arrangement.
(b)	Primarily represents distributions due from GMAC on our Preferred Membership Interests.
(c)	Represents amounts funded pursuant to the Participation Agreement.
(d)	Primarily represents amounts accrued for interest rate support, capitalized cost reduction, residual support and lease pull-ahead programs and the risk sharing arrangement.
(e)	Represents wholesale financing, sales of receivable transactions and the short-term portion of term loans provided to certain dealerships which we own or in which we have an equity interest. In addition, it includes borrowing arrangements

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
(f)	Primarily represents accruals for marketing incentives on vehicles which are sold, or anticipated to be sold, to customers or dealers and financed by GMAC in the U.S. This includes the estimated amount of residual support accrued under the residual support and risk sharing programs, rate support under the interest rate support programs, operating lease and finance receivable capitalized cost reduction incentives paid to GMAC to reduce the capitalized cost in automotive lease contracts and retail automotive contracts, and cost under lease pull-ahead programs. In addition it includes interest accrued on the transactions in (e) above.
(g)	Primarily represents the long-term portion of term loans and a note payable with respect to the Equipment on operating leases, net transferred to us mentioned in (e) above.

Statement of Operations

The following table summarizes the income statement effects of our transactions with GMAC:

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Dollars in millions)

Net sales and revenue (reduction) (a)	$1,057	$(657)	$(1,128)	$(2,520)
Cost of sales and other expenses (b)	$180	$140	$570	$384
Automotive interest income and other non-operating income, net (c)	$94	$109	$266	$321
Interest expense (d)	$61	$18	$176	$171
Servicing expense (e)	$16	$39	$66	$134
Derivative gain (loss) (f)	$(4)	$14	$(5)	$13

(a)	Primarily represents the reduction in net sales and revenue for marketing incentives on vehicles which are sold, or anticipated to be sold, to customers or dealers and financed by GMAC in the U.S. This includes the estimated amount of residual support accrued under the residual support and risk sharing programs, rate support under the interest rate support programs, operating lease and finance receivable capitalized cost reduction incentives paid to GMAC to reduce the capitalized cost in automotive lease contracts and retail automotive contracts, and costs under lease pull-ahead programs. This amount is offset by net sales for vehicles sold to GMAC for employee and governmental lease programs and third party resale purposes. During the three months ended September 30, 2008, net sales and revenue were favorably affected by a reduction of $0.7 billion in the accruals for residual support programs for leased vehicles due to recent experience related to dealer/lessee lease buy-outs and improvement in residual values of fullsize pick-ups and sport utility vehicles.
(b)	Primarily represents cost of sales on the sale of vehicles to GMAC for employee and governmental lease programs and third party resale purposes. Also includes miscellaneous expenses for services performed for us by GMAC.
(c)	Represents income on our Preferred Membership Interests in GMAC, interest earned on amounts outstanding under the Participation Agreement, exclusivity and royalty fee income and reimbursements by GMAC for certain services we provided. Included in this amount is rental income related to GMAC’s primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan. The lease agreement expires on November 30, 2016.
(d)	Represents interest incurred on term loans, notes payable and wholesale settlements.
(e)	Represents servicing fees paid to GMAC on the automotive leases we retained.
(f)	Represents gains and losses recognized in connection with a derivative transaction entered into with GMAC as the counterparty.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 19. Segment Reporting

We operate in two businesses, consisting of GMA and FIO. Our four automotive segments consist of GMNA, GME, GMLAAM and GMAP. We manufacture our cars and trucks in 35 countries under the following brands: Buick, Cadillac, Chevrolet, GMC, GM Daewoo, Holden, HUMMER, Opel, Pontiac, Saab, Saturn, Vauxhall and Wuling. Our FIO business consists of our 49% share of GMAC’s operating results, which we account for under the equity method, and Other Financing, which is comprised primarily of two special purpose entities holding automotive leases previously owned by GMAC and its affiliates that we retained, and the elimination of inter-segment transactions between GM Automotive and Corporate and Other.

Corporate and Other includes the elimination of inter-segment transactions, certain non-segment specific revenue and expenses, including costs related to postretirement benefits for Delphi and other retirees and certain corporate activities. Amounts presented in automotive sales, interest income and interest expense in the tables that follow principally relate to the inter-segment transactions eliminated at Corporate and Other. All inter-segment balances and transactions have been eliminated in consolidation.

In the three months ended December 31, 2007, we changed our measure of segment profitability from Net income (loss) to income (loss) from continuing operations before income taxes, equity income, net of tax and minority interest, net of tax. Amounts for the three and nine months ended September 30, 2007 have been revised to present these periods on a comparable basis for these changes. In the three and nine months ended September 30, 2008, we reclassified immaterial amounts related to a vehicle assembly agreement from Automotive cost of sales to Automotive sales to report the arrangement on a net basis. In addition, 2007 amounts have been reclassified for the retroactive effect of discontinued operations due to the August 2007 sale of Allison as discussed in Note 3. Historically, Allison was included in GMNA. Certain reclassifications, including inter-segment eliminations between Corporate and FIO, have been made to the 2007 financial information to conform to current period presentation.

In the three months ended June 30, 2008 we determined that GM Daewoo Auto & Technology Company (GM Daewoo), our 50.9% owned and consolidated Korean subsidiary, included in our GMAP segment, had been applying hedge accounting to certain derivative contracts designated as cash flow hedges of forecasted sales without fully considering whether these sales were at all times probable of occurring. In accordance with SFAS No. 133, gains and losses on derivatives used to hedge a probable forecasted transaction are deferred as a component of other comprehensive income and reclassified into earnings in the period in which the forecasted transaction occurs. Gains and losses on derivatives related to forecasted transactions that are not probable of occurring are required to be recorded in current period earnings. In the three months ended June 30, 2008, we corrected our previous accounting by recognizing in Automotive sales losses of $407 million ($262 million in income (loss) from continuing operations before income taxes and $150 million after-tax and after minority interests) on these derivatives which had been inappropriately deferred in Accumulated other comprehensive loss. Of this amount, $250 million ($163 million in income (loss) from continuing operations before income taxes and $93 million after-tax and after minority interests) should have been recognized in earnings in the three months ended March 31, 2008, and the remainder should have been recognized in prior periods, predominantly in 2007. We have not restated our condensed consolidated financial statements or prior annual financial statements because we have concluded that the effect of correcting for this item and other minor out-of-period adjustments is not material to the three months ended June 30, 2008 and to each of the earlier periods.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

								Total
					GMA	Total	Corporate	Excluding		Other	Total
	GMNA	GME	GMLAAM	GMAP	Eliminations	GMA	& Other(a)	FIO	GMAC(c)	Financing(b)	FIO	Total
	(Dollars in millions)
At and for the Three Months Ended September 30, 2008
Automotive sales
External customers	$21,529	$7,115	$5,588	$3,271	$—	$37,503	$—	$37,503	$—	$—	$—	$37,503
Inter-segment	1,015	367	93	1,495	(2,970)	—	—	—	—	—	—	—

Total automotive sales	22,544	7,482	5,681	4,766	(2,970)	37,503	—	37,503	—	—	—	37,503
Financial services and insurance revenue	—	—	—	—	—	—	—	—	—	438	438	438

Total net sales and revenue	$22,544	$7,482	$5,681	$4,766	$(2,970)	$37,503	$—	$37,503	$—	$438	$438	$37,941

Depreciation, amortization and impairment	$1,255	$447	$65	$145	$18	$1,930	$15	$1,945	$—	$23	$23	$1,968
Equity in loss of GMAC LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(1,235)	$—	$(1,235)	$(1,235)
Interest income	$229	$153	$75	$25	$—	$482	$(374)	$108	$—	$20	$20	$128
Interest expense	$509	$198	$11	$55	$4	$777	$(235)	$542	$—	$28	$28	$570
Income (loss) from continuing operations before income taxes, equity income and minority interest	$(384)	$(1,019)	$517	$(115)	$(57)	$(1,058)	$(131)	$(1,189)	$(1,476)	$83	$(1,393)	$(2,582)
Equity income (loss), net of tax	(22)	13	8	50	—	49	1	50	—	—	—	50
Minority interests, net of tax	11	3	(11)	59	—	62	1	63	—	(5)	(5)	58

Income (loss) from continuing operations before income taxes	$(395)	$(1,003)	$514	$(6)	$(57)	$(947)	$(129)	$(1,076)	$(1,476)	$78	$(1,398)	$(2,474)

Investments in nonconsolidated affiliates	$539	$354	$60	$1,360	$—	$2,313	$38	$2,351	$1,949	$—	$1,949	$4,300
Total assets	$79,162	$25,289	$9,014	$13,720	$(12,483)	$114,702	$(11,601)	$103,101	$6,418	$906	$7,324	$110,425
Goodwill	$161	$515	$—	$—	$—	$676	$—	$676	$—	$—	$—	$676

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

								Total
					GMA	Total	Corporate	Excluding		Other	Total
	GMNA	GME	GMLAAM	GMAP	Eliminations	GMA	& Other(a)	FIO	GMAC(c)	Financing(b)	FIO	Total
	(Dollars in millions)
At and for the Three Months Ended September 30, 2007
Automotive sales
External customers	$26,022	$8,385	$4,829	$3,766	$—	$43,002	$—	$43,002	$—	$—	$—	$43,002
Inter-segment	585	400	115	1,514	(2,614)	—	—	—	—	—	—	—

Total automotive sales	26,607	8,785	4,944	5,280	(2,614)	43,002	—	43,002	—	—	—	43,002
Financial services and insurance revenue	—	—	—	—	—	—	—	—	—	700	700	700

Total net sales and revenue	$26,607	$8,785	$4,944	$5,280	$(2,614)	$43,002	$—	$43,002	$—	$700	$700	$43,702

Depreciation, amortization and impairment	$1,341	$407	$76	$150	$9	$1,983	$14	$1,997	$—	$297	$297	$2,294
Equity in loss of GMAC LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(809)	$—	$(809)	$(809)
Interest income	$365	$178	$41	$44	$1	$629	$(277)	$352	$—	$36	$36	$388
Interest expense	$747	$197	$58	$61	$1	$1,064	$(225)	$839	$—	$106	$106	$945
Income (loss) from continuing operations before income taxes, equity income and minority interests	$(1,760)	$(406)	$375	$168	$(27)	$(1,650)	$(1,033)	$(2,683)	$(773)	$118	$(655)	$(3,338)
Equity income (loss), net of tax	10	10	9	86	(1)	114	—	114	—	—	—	114
Minority interests, net of tax	(16)	(2)	(10)	(68)	—	(96)	2	(94)	—	(8)	(8)	(102)

Income (loss) from continuing operations before income taxes	$(1,766)	$(398)	$374	$186	$(28)	$(1,632)	$(1,031)	$(2,663)	$(773)	$110	$(663)	$(3,326)

Income from discontinued operations, net of tax	$45	$—	$—	$—	$—	$45	$—	$45	$—	$—	$—	$45
Gain on sale of discontinued operations, net of tax	$3,504	$—	$—	$—	$—	$3,504	$—	$3,504	$—	$—	$—	$3,504
Investments in nonconsolidated affiliates	$327	$437	$64	$1,167	$—	$1,995	$36	$2,031	$6,852	$—	$6,852	$8,883
Total assets	$92,377	$27,655	$6,611	$14,860	$(10,945)	$130,558	$(213)	$130,345	$12,413	$6,742	$19,155	$149,500
Goodwill	$188	$575	$—	$—	$—	$763	$—	$763	$—	$—	$—	$763

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

								Total
					GMA	Total	Corporate	Excluding		Other	Total
	GMNA	GME	GMLAAM	GMAP	Eliminations	GMA	& Other(a)	FIO	GMAC(c)	Financing(b)	FIO	Total
	(Dollars in millions)
For the Nine Months Ended September 30, 2008
Automotive sales
External customers	$64,579	$26,269	$15,273	$10,999	$—	$117,120	$—	$117,120	$—	$—	$—	$117,120
Inter-segment	2,328	1,701	280	4,221	(8,530)	—	—	—	—	—	—	—

Total automotive sales	66,907	27,970	15,553	15,220	(8,530)	117,120	—	117,120	—	—	—	117,120
Financial services and insurance revenue	—	—	—	—	—	—	—	—	—	1,466	1,466	1,466

Total net sales and revenue	$66,907	$27,970	$15,553	$15,220	$(8,530)	$117,120	$—	$117,120	$—	$1,466	$1,466	$118,586

Depreciation, amortization and impairment	$3,761	$1,434	$220	$492	$42	$5,949	$40	$5,989	$—	$519	$519	$6,508
Equity in loss of GMAC LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(4,777)	$—	$(4,777)	$(4,777)
Interest income	$721	$492	$235	$80	$1	$1,529	$(976)	$553	$—	$59	$59	$612
Interest expense	$1,781	$618	$56	$160	$9	$2,624	$(587)	$2,037	$—	$111	$111	$2,148
Income (loss) from continuing operations before income taxes, equity income and minority interest	$(10,513)	$(938)	$1,477	$(272)	$(69)	$(10,315)	$(4,659)	$(14,974)	$(5,755)	$132	$(5,623)	$(20,597)
Equity income (loss), net of tax	(48)	47	22	288	—	309	1	310	—	—	—	310
Minority interests, net of tax	8	(17)	(23)	101	—	69	—	69	—	(17)	(17)	52

Income (loss) from continuing operations before income taxes	$(10,553)	$(908)	$1,476	$117	$(69)	$(9,937)	$(4,658)	$(14,595)	$(5,755)	$115	$(5,640)	$(20,235)

Expenditures for property	$2,957	$1,056	$237	$606	$152	$5,008	$519	$5,527	$—	$—	$—	$5,527

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

								Total
					GMA	Total	Corporate	Excluding		Other	Total
	GMNA	GME	GMLAAM	GMAP	Eliminations	GMA	& Other(a)	FIO	GMAC(c)	Financing(b)	FIO	Total
	(Dollars in millions)
For the Nine Months Ended September 30, 2007
Automotive sales
External customers	$82,311	$25,511	$12,555	$10,699	$—	$131,076	$—	$131,076	$—	$—	$—	$131,076
Inter-segment	2,016	1,257	299	4,276	(7,848)	—	—	—	—	—	—	—

Total automotive sales	84,327	26,768	12,854	14,975	(7,848)	131,076	—	131,076	—	—	—	131,076
Financial services and insurance revenue	—	—	—	—	—	—	—	—	—	2,530	2,530	2,530

Total net sales and revenue	$84,327	$26,768	$12,854	$14,975	$(7,848)	$131,076	$—	$131,076	$—	$2,530	$2,530	$133,606

Depreciation, amortization and impairment	$4,170	$1,219	$227	$428	$32	$6,076	$27	$6,103	$—	$1,010	$1,010	$7,113
Equity in loss of GMAC LLC	$—	$—	$—	$—	$—	$—	$—	$—	$(874)	$—	$(874)	$(874)
Interest income	$916	$499	$107	$119	$1	$1,642	$(648)	$994	$—	$302	$302	$1,296
Interest expense	$2,269	$586	$35	$177	$7	$3,074	$(755)	$2,319	$—	$561	$561	$2,880
Income (loss) from continuing operations before income taxes, equity income and minority interest	$(2,069)	$(92)	$925	$544	$(35)	$(727)	$(1,967)	$(2,694)	$(753)	$403	$(350)	$(3,044)
Equity income (loss), net of tax	50	30	23	335	—	438	2	440	—	—	—	440
Minority interests, net of tax	(43)	(17)	(24)	(270)	—	(354)	1	(353)	—	(8)	(8)	(361)

Income (loss) from continuing operations before income taxes	$(2,062)	$(79)	$924	$609	$(35)	$(643)	$(1,964)	$(2,607)	$(753)	$395	$(358)	$(2,965)

Income from discontinuing operations, net of tax	$256	$—	$—	$—	$—	$256	$—	$256	$—	$—	$—	$256
Gain on sale of discontinued operations, net of tax	$3,504	$—	$—	$—	$—	$3,504	$—	$3,504	$—	$—	$—	$3,504
Expenditures for property	$3,480	$620	$138	$630	$30	$4,898	$39	$4,937	$—	$2	$2	$4,939

(a)	Corporate and Other recorded charges of $652 million and $4.1 billion in the three and nine months ended September 30, 2008, respectively, to reflect our estimated obligations under the Amended Delphi-GM Settlement Agreements, net of any estimated recoveries, updated to reflect current uncertainties related to the credit markets and challenges in the automotive industry. These charges reflect a $622 million benefit associated with the New VEBA, as discussed in Note 10, that serves to reduce our estimated liability associated with Delphi OPEB related costs for Delphi active employees and retirees. Corporate and Other recorded charges of $350 and $925 million in the three and nine months ended September 30, 2007, respectively for our estimated liabilities under the Benefit Guarantee Agreements and Delphi-GM Settlement Agreements.
(b)	Other Financing also includes the elimination of intercompany receivables from total assets. Receivables eliminated at September 30, 2008 and 2007 were $4.5 billion and $4.0 billion, respectively.
(c)	We sold a 51% equity interest in GMAC in November 2006. The remaining 49% equity interest is accounted for under the equity method and is included in the GMAC segment’s assets. Refer to Notes 6 and 18 for summarized financial information of GMAC at and for the three and nine months ended September 30, 2008 and 2007.

Note 20. Subsequent Events

IUE-CWA Agreements

On October 22, 2008, members of the IUE-CWA ratified the closure agreement for our Moraine, Ohio plant, which is our only IUE-CWA represented plant. The agreement is contingent upon the establishment of a new healthcare plan for GM IUE-CWA retirees funded entirely by an independent VEBA (IUE-CWA VEBA) that would assume responsibility for providing

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

retiree medical benefits to GM IUE-CWA retirees. In this regard, on October 8, 2008, we and the IUE-CWA agreed in principle to a framework for establishing such a VEBA.

This Framework includes the following commitments:

•	We will pay retiree medical benefits through December 31, 2011 for eligible IUE-CWA retirees. The present value of this commitment is approximately $850 million; effective January 1, 2012 a new plan funded by the IUE-CWA VEBA will become solely responsible for paying the cost of these retiree medical benefits.
•	We will pay to the IUE-CWA VEBA four equal installments with a combined present value of $700 million on January 2, 2012, 2013, 2014 and 2015. Each installment payment will be $280 million.
•	On July 1, 2012, we will pay to the IUE-CWA VEBA the first of two equal installments with a combined present value of $664 million; we will pay to the IUE-CWA VEBA the second of the two equal installments on July 1, 2013. Each installment payment will be $510 million.
•	We will amend the pension plan for IUE-CWA current and future retirees and surviving spouses effective January 1, 2010 to provide a flat monthly special lifetime benefit of $133.40. This special lifetime benefit is intended to serve as a cost pass-through of an equivalent after-tax increase in the monthly contribution regarding retiree medical benefits. At January 1, 2010, each recipient of this pension increase will be assessed an additional non-escalating monthly contribution of $103.34 per month as a condition to their receipt of retiree medical benefits. The present value of such after-tax contributions is $236 million.

The agreement will permanently shift any obligation to provide postretirement medical benefits from us to the IUE-CWA VEBA that will be funded by these fixed and capped payments from us and managed by an independent committee.

The agreement is conditional, among other factors, upon obtaining a settlement with a class of GM IUE-CWA retirees, class certification, court approval and our determination that we believe the accounting treatment to be reasonably satisfactory.

Under the terms of the agreement our obligation to provide retiree healthcare coverage for IUE-CWA retirees and beneficiaries will terminate on January 1, 2012. The obligation for retiree medical claims incurred thereafter will be the responsibility of the IUE-CWA VEBA. Funding for the IUE-CWA VEBA will begin after the IUE-CWA final effective date. We are in the process of evaluating the accounting treatment for such an agreement.

Salaried Benefit Program Modifications

On October 22, 2008, we announced the suspension of certain U.S. and Canadian salaried employee benefit programs including, most significantly, the suspension of the company matching for stock savings contributions to our 401(k) plan in the U.S. effective November 1, 2008 and other reimbursements such as contributions for tuition assistance and other reimbursement programs effective January 1, 2009. We estimate these actions will reduce annual cash spending and expense by approximately $131 million per year.

Salaried Workforce Reductions

On October 22, 2008, we announced that we will initiate involuntary separations in some areas of the business in the three months ending December 31, 2008 and early 2009 for our salaried workforce. We are currently assessing the size and effect of these reductions. Additionally, on October 29, 2008, we announced the extension of the acceptance period for the Salaried Window Program from October 24, 2008 to November 7, 2008 for eligible employees that previously declined the offer. The majority of the employees accepting the extended Salaried Window Program will retire on December 1, 2008. Refer to Note 10 for additional information on the Salaried Window Program.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Hourly Retiree Benefit Changes

On November 3, 2008 we notified nine unions, other than the UAW and IUE-CWE, that effective January 1, 2009, 5,000 retirees will be subject to revised healthcare benefits requiring monthly healthcare contributions as well as co-payments and deductibles. The changes are expected to generate savings of $5 million to $10 million in 2009 and reduce the APBO of this plan by $100 million to $150 million.

Future North America Capacity Actions

On November 7, 2008, as a result of the declining demand in the automotive industry, we announced additional actions to scale back production at a number of our North American facilities in the three months ending March 31, 2009. We will reduce production at a number of our assembly operations, as well as supporting headcount at stamping and powertrain facilities. We expect this reduction will result in the idling of 5,500 hourly employees. As a result of these capacity actions, we anticipate recording a charge of at least $300 million in Automotive costs of sales in the three months ending December 31, 2008. We are in the process of assessing the effect that these actions will have on our benefit plan accounting.

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

We operate in two businesses, consisting of Automotive (GM Automotive or GMA) and Financing and Insurance Operations (FIO). We are engaged primarily in the worldwide development, production and marketing of automobiles. We develop, manufacture and market vehicles worldwide through four automotive segments: GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM) and GM Asia Pacific (GMAP). Also, our FIO operations are primarily conducted through GMAC LLC (GMAC). We own a 49% equity interest in GMAC that is accounted for under the equity method of accounting. GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential mortgage services, automobile service contracts, personal automobile insurance coverage and selected commercial insurance coverage. FIO also includes Other Financing, which includes two special purpose entities holding automotive leases having a current net book value of $2.0 billion, as well as the elimination of intercompany transactions with GMA and Corporate and Other.

In the three months ended December 31, 2007, we changed our measure of segment profitability from Net income (loss) to Loss from continuing operations before income taxes, equity income and minority interest. Amounts for the three and nine months ended September 30, 2007 have been revised to reflect these periods on a comparable basis for the changes discussed above. In the three and nine months ended September 30, 2008, we reclassified amounts related to a vehicle assembly agreement from Automotive cost of sales to Automotive sales to more appropriately report the arrangement on a net basis for all periods presented. In addition, 2007 amounts have been reclassified for the retroactive effect of discontinued operations due to the August 2007 sale of Allison Transmission (Allison) as discussed in Note 3 to the condensed consolidated financial statements. Historically, Allison was included in GMNA. Certain reclassifications, including inter-segment eliminations between Corporate and FIO, have been made to the 2007 financial information to conform to the current period presentation.

Consistent with industry practice, our market share information includes estimates of industry vehicle sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.

The following provides a summary of significant results and events in the three and nine months ended September 30, 2008, as well as an update from our 2007 10-K of the global automotive industry, including current market challenges, 2008 priorities, key factors affecting future and current results and our North American Turnaround Plan.

Global Automotive Industry

The global automotive industry has been severely affected by the deepening global credit crisis, volatile oil prices and the general economic slow down in North America and Western Europe. The industry continued to show growth in Eastern Europe, the Latin America/Africa/Mid-East region and in Asia Pacific, although the growth in these areas moderated from previous levels and is beginning to show the effects of the credit market crisis which began in the United States and has since spread to Western Europe and the rest of the world. Global industry vehicle sales to retail and fleet customers were 16.2 million vehicles in the three months ended September 30, 2008, representing a 6.7% decrease compared to the corresponding period in 2007. In the nine months ended September 30, 2008, global industry vehicles sales were 52.9 million vehicles representing a 0.4% decrease compared to the corresponding period in 2007. We expect global industry vehicle sales to be approximately 68.5 million vehicles in 2008 compared to 70.7 million vehicles in 2007.

Our global vehicle sales in the three months ended September 30, 2008 were 2.1 million vehicles, down from 2.4 million vehicles (or 11.4%) in the corresponding period in 2007. Vehicle sales decreased in the three months ended September 30, 2008 for GMNA by 228,000 vehicles (or 18.9%) and for GME by 64,000 vehicles (or 12.3%). These decreases were offset by vehicle sales increases of 11,000 vehicles (or 3.4%) at GMLAAM and 8,000 vehicles (or 2.6%) at GMAP.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In the nine months ended September 30, 2008, our global vehicle sales were 6.7 million vehicles down from 7.1 million vehicles (or 5.8%) in the corresponding period in 2007. Vehicle sales decreased in the nine months ended September 30, 2008 for GMNA by 573,000 vehicles (or 16.5%) and for GME by 33,000 vehicles (or 2.0%). These decreases were offset by vehicle sales increases of 117,000 vehicles (or 13.1%) at GMLAAM and 80,000 vehicles (or 7.6%) at GMAP.

The following table summarizes our global market share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

GMNA	23.4%	24.4%	21.7%	23.2%
GME	8.9%	9.5%	9.3%	9.5%
GMAP	6.9%	6.5%	6.9%	6.8%
GMLAAM	17.0%	17.4%	17.3%	16.9%

Near-Term Market Challenges

The challenging market conditions that began to develop in 2007 in North America and Western Europe have continued to adversely affect our financial results in the three months ended September 30, 2008. In addition, we have begun to see a slow down of growth in our GMLAAM and GMAP segments as the effects of the turmoil in the global credit markets and the continued slow down of economies in the United States and Western Europe have begun to affect the global economy.

North America

The turmoil in the mortgage and credit markets, which began in 2007, along with continued reductions in housing values, volatile fuel prices and recessionary trends have continued to negatively affect consumers’ willingness to purchase our products. These factors have contributed to significantly lower vehicle sales in North America and, combined with rapid shifts in consumer preferences toward cars and away from fullsize pick-up trucks and sport utility vehicles, have negatively affected our results as such larger vehicles are among our more profitable products. At our Annual Stockholders’ Meeting in June 2008, we announced several actions in response to changing industry conditions:

•	Elimination of production shifts at certain North American fullsize pick-up truck and sport utility vehicle facilities;
•	Increased production of small and midsize cars;
•	Cessation of production at four truck facilities, in Oshawa, Canada, Moraine, Ohio, Janesville, Wisconsin and Toluca, Mexico; and
•	Strategic review of the HUMMER brand.

Since the Annual Stockholders’ Meeting, U.S. market and economic conditions have deteriorated dramatically and we do not expect these difficult conditions to improve in the near future. Of greatest concern is declining consumer confidence as a result of the general slowdown in the economy, the lack of liquidity in the credit markets and the price of oil, which, as stated above, has led to rapid changes in the U.S. industry sales mix, and which has required us to take further actions to position our company for sustainable profitability and growth. In addition, GMAC has announced that it is tightening its underwriting standards, which will further limit the availability of credit to certain of our customers. These changes, particularly declining consumer demand for fullsize pick-up trucks and sport utility vehicles, have led us to accelerate the cessation of production at our Janesville, Wisconsin and Moraine, Ohio facilities originally anticipated at the end of the 2010 model year to December 2008. In addition, we announced the cessation of production in the fourth quarter of 2009 at our Grand Rapids, Michigan stamping facility.

In July 2008 we announced a number of initiatives aimed at conserving or generating approximately $15.0 billion of cash through the end of 2009. These actions, discussed in detail in “Liquidity” below, include:

•	Several structural cost actions in North America, including further reductions in truck capacity and related component, stamping, and powertrain capacity;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•	Reductions in U.S. and Canada salaried employment and retiree expenses;
•	Limiting our capital expenditures;
•	Improving working capital in North America and Europe;
•	Deferring certain payments related to the Settlement Agreement; and
•	Suspending future dividend payments.

We expect these actions to generate approximately $10.0 billion of cumulative cash improvements by the end of 2009.

However, based on the further deterioration of the global economy in the three months ended September 30, 2008, we announced additional initiatives designed to generate additional liquidity of approximately $5.0 billion. These actions are discussed in detail in “Liquidity and Capital Resources.”

We will continue to identify and develop additional sources of liquidity, including a broad global assessment of our assets for potential sale or monetization. We believe that we can raise significant liquidity from asset sales without negatively affecting our strategic direction. In addition to asset sales, we will also continue to access global capital markets on an opportunistic basis when the global capital markets are available to access on terms which are acceptable.

On July 28, 2008 we took further actions to align our production with the shift in consumer demand and overall softer market demand based on the weak economy in North America. We announced the elimination of shifts at our Moraine, Ohio and Shreveport, Louisiana facilities and adjusting of production run rates at certain of our facilities in North America. We estimate that this will reduce our capacity by approximately 117,000 vehicles.

In the three months ended June 30, 2008, the residual values of sport utility vehicles and fullsize pick-up trucks being returned from lease declined substantially. This decline is primarily due to the shift in consumer preferences away from these vehicles in favor of passenger cars and crossover vehicles. As discussed more fully in this MD&A, this decline was the primary factor contributing to a $1.6 billion increase in our lease related reserves and a $105 million impairment loss on our FIO segment’s portfolio of equipment on operating leases. In the three months ended September 30, 2008, the residual values of sport utility vehicles and fullsize pick-up trucks have increased somewhat since June 30, 2008, however, the residual values remain significantly below our historical experience.

In addition, in the United States, our results for the nine months ended September 30, 2008 were negatively affected by a work stoppage at one of our suppliers, American Axle & Manufacturing Holdings, Inc. (American Axle). As a result of the work stoppage, approximately 30 of our facilities in North America were idled. This work stoppage did not negatively affect our ability to meet customer demand due to the high levels of inventory at our dealers. However, GMNA’s results were negatively affected by $0.8 billion as a result of the loss of approximately 100,000 production units in the first three months of 2008. In the three months ended June 30, 2008, the American Axle work stoppage resulted in the loss of an additional 230,000 production units and had an earnings before tax effect of approximately $1.8 billion. The UAW ratified a new labor agreement with American Axle on May 22, 2008. We anticipate that lost production will not be fully recovered, due to the current economic environment in the United States and to the market shift away from the types of vehicles that have been most strongly affected. As consideration for resolving the work stoppage, we agreed with American Axle to provide them with upfront financial support capped at $215 million, of which $197 million has been accrued, to help fund employee buyouts, early retirements and buydowns.

Several other GM facilities were also idled by other work stoppages associated with finalizing local UAW agreements. These work stoppages resulted in the loss of approximately 33,000 production units in the three months ended June 30, 2008, and had an earnings before tax effect of approximately $0.2 billion. Members of the local union at the Lansing Delta Township facility in Lansing, Michigan ratified a new local labor agreement and production resumed on May 19, 2008. Members of the local union at the Fairfax facility in Kansas City, Kansas also ratified a new local labor agreement and production resumed on May 22, 2008.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Europe

The European market was relatively flat in the nine months ended September 30, 2008 compared to the corresponding period in 2007. This was driven by the continued growth in the emerging markets of Eastern Europe including Russia. The Western European markets in the aggregate declined, with particularly significant reductions in Spain and Italy. While the German market grew from lower levels in the corresponding period in 2007, pricing conditions remain difficult due to intense competitive activity. In general, we expect the Western European markets to face a challenging environment in the near-term, due to challenging credit and volatile foreign exchange markets and lower consumer confidence. In addition, we expect recent emission legislation in Western Europe to unfavorably affect our potential costs in these markets.

Customer and Dealer Financing

In October 2008, in response to continued deterioration in the credit markets, GMAC announced it will tighten its lending standards in the United States, limiting purchases of retail contracts to customers with a credit score of 700 or above. In addition, GMAC will restrict contracts with higher advance rates and longer terms. GMAC provided retail financing for 34% and 30% of our new vehicle sales in North America in the three and nine months ended September 30, 2008.

We believe GMAC’s stricter underwriting standards will reduce the availability of credit to a significant number of our customers. We have increased our promotions to highlight to potential customers that dealers have access to multiple financial institutions to finance customers with different needs. However, as this change to GMAC’s lending standards was recently announced it is not possible to reasonably predict the effect on our vehicle sales if our customers are unable to obtain substitute financing from other lenders. While we believe that this will adversely affect our vehicle sales and our market share in the United States, it is not possible to estimate the magnitude of the effect.

In addition, GMAC also announced it will cease retail originations to customers in Czech Republic, Finland, Greece, Norway, Portugal, Slovak Republic and Spain, effective November 1, 2008, and Australia and New Zealand by December 31, 2008.

The following table summarizes GMAC’s approximate share of retail financing of our vehicle sales in these markets:

Nine Months Ended
September 30, 2008

Australia	10%
Czech Republic	10%
Finland	28%
Greece	6%
New Zealand	36%
Norway	2%
Portugal	7%
Slovak Republic	10%
Spain	5%

GMAC also will cease wholesale originations to dealers in Australia and New Zealand by December 31, 2008 and transition out of the business. GMAC provided approximately 29% and 55% of new vehicle wholesale financing to GM Holden, Ltd. (GM Holden) dealers in Australia and New Zealand, respectively, in the nine months ended September 30, 2008.

We believe smaller dealers, dealers in rural locations and customers and dealers in credit markets that are smaller and more concentrated will face the most difficulty finding alternative retail and wholesale financing. If our customers and dealers are unable to obtain substitute financing, we believe our vehicle sales in these markets will be adversely affected.

Retail leasing has recently declined as a component of the overall percentage of vehicle purchases financed in the United States and Canada across most vehicle manufacturers. We are currently taking steps to reduce the percentage of our retail

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

business that is financed with lease financing, including incentive programs to encourage consumers to purchase rather than lease vehicles. We plan to continue to offer leasing options, although they will more likely be targeted to certain products and segments. GMAC, our largest provider of lease financing, is implementing other initiatives to reduce the risk in its lease portfolio, such as exiting incentive based lease financing in Canada and reducing its lease volume in the United States. Lease financing was used for 15.8% of our retail sales in the nine months ended September 30, 2008 compared to 18.7% in the corresponding period in 2007. As this change is currently developing, it is not possible to reasonably predict what each vehicle manufacturer will do with its retail leasing incentives. Accordingly, while we believe this will adversely affect our revenue, it is not possible to estimate the magnitude of these changes on our results of operations. GMAC’s more restrictive lending policy has also affected sales.

2008 Priorities Update

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

The following summarizes the progress on these priorities in the three and nine months ended September 30, 2008, as well as changes in any key factors affecting our current and future results and our North American Turnaround Plan.

Continue to Execute Great Products.

In June 2008 we announced that we were implementing certain strategic initiatives over the next few years to respond to growing demand for more fuel efficient vehicles and to address the economic and market challenges in North America. The initiatives include a new global compact car program for our Chevrolet brand, a next generation for the Chevrolet Aveo and a high efficiency engine module for the U.S. market. In addition, the Board of Directors authorized funds for production of the Chevrolet Volt extended range electric vehicle. Further, in the three months ended September 30, 2008, we announced the replacement for the Chevrolet Cobalt, the Chevrolet Cruze, which is based on a global architecture and will be introduced in Europe in March 2009, followed by other global regions. Recognizing the changes in consumer preferences, 18 of our next 19 new products are expected to be cars and crossover vehicles.

Build Strong Brands and Distribution Channels.

As discussed above under “Near-Term Market Challenges,” we are undertaking a strategic review of the HUMMER brand to determine its fit within our portfolio. We are considering all options, including a complete revamp of the product lineup to a partial or complete sale of the brand.

Execute Additional Cost Reduction Initiatives.

As discussed above under “Near-Term Market Challenges” and below under “Liquidity,” we have initiated significant actions to be implemented over the next two years to address our cost structure in response to current economic conditions. The expected cash expenditures for the 2008 Special Attrition Programs are $0.4 billion, of which $0.3 billion was incurred in the nine months ended September 30, 2008. We expect total cash expenditures related to the 2008 U.S. and Canada announced capacity actions to be $1.4 billion, of which we plan to spend $0.1 billion in 2008, $0.6 billion in 2009, and $0.7 billion beyond 2009.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Grow Aggressively in Emerging Markets.

Vehicle sales and revenue continue to grow globally, with the strongest growth in emerging markets such as Russia, Brazil, ASEAN region, India, the Mid-East and China. Although the current global credit crisis has affected sales in these regions we believe that growth in these emerging markets will continue to help mitigate challenging near-term market conditions in North America and Western Europe. As a result, even though we are reducing costs in many portions of our business, we expect to continue to expend previously planned levels of capital in these emerging markets, particularly China.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Consolidated Results of Operations

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		2008 vs. 2007 Change		2008 vs. 2007 Change
	2008	2007	2008	2007	Amount	%	Amount	%
	(Dollars in millions)

Net sales and revenue:
Automotive sales	$37,503	$43,002	$117,120	$131,076	$(5,499)	(12.8)%	$(13,956)	(10.6)%
Financial services and insurance revenue	438	700	1,466	2,530	(262)	(37.4)%	(1,064)	(42.1)%

Total net sales and revenue	37,941	43,702	118,586	133,606	(5,761)	(13.2)%	(15,020)	(11.2)%

Costs and expenses:
Automotive cost of sales	34,521	41,373	116,219	121,768	(6,852)	(16.6)%	(5,549)	(4.6)%
Selling, general and administrative expense	3,251	3,601	10,704	10,205	(350)	(9.7)%	499	4.9%
Financial services and insurance expense	400	640	1,475	2,334	(240)	(37.5)%	(859)	(36.8)%
Other expenses	652	350	4,136	925	302	86.3%	3,211	n.m.

Operating loss	(883)	(2,262)	(13,948)	(1,626)	1,379	61.0%	(12,322)	n.m.
Equity in loss of GMAC LLC	(1,235)	(809)	(4,777)	(874)	(426)	(52.7)%	(3,903)	n.m.
Automotive interest and other expense, net	(464)	(267)	(1,872)	(544)	(197)	(73.8)%	(1,328)	n.m.

Loss from continuing operations before income taxes, equity income and minority interests	(2,582)	(3,338)	(20,597)	(3,044)	756	22.6%	(17,553)	n.m.
Income tax expense	68	39,186	1,029	38,805	(39,118)	(99.8)%	(37,776)	(97.3)%
Equity income, net of tax	50	114	310	440	(64)	(56.1)%	(130)	(29.5)%
Minority interests, net of tax	58	(102)	52	(361)	160	156.9%	413	114.4%

Loss from continuing operations	(2,542)	(42,512)	(21,264)	(41,770)	39,970	94.0%	20,506	49.1%
Income from discontinued operations, net of tax	—	3,549	—	3,760	(3,549)	(100.0)%	(3,760)	(100.0)%

Net Loss	$(2,542)	$(38,963)	$(21,264)	$(38,010)	$36,421	93.5%	$16,746	44.1%

Automotive cost of sales rate	92.0%	96.2%	99.2%	92.9%	(4.2)%	n.m.	6.3%	n.m.
Net margin from net loss	(6.7)%	(89.2)%	(17.9)%	(28.4)%	82.5%	n.m.	10.5%	n.m.
n.m. = not meaningful

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Our Total net sales and revenue decreased by $5.8 billion (or 13.2%) in the three months ended September 30, 2008, due to a decline in vehicle sales at GMNA and GME partially offset by increased vehicle sales at GMLAAM and GMAP.

Our Operating loss improved by $1.4 billion (or 61.0%) to $0.9 billion in the three months ended September 30, 2008 due to; (1) recording a net curtailment gain of $4.9 billion, comprised of a curtailment gain of $6.3 billion related to the UAW hourly medical plan partially offset by a $1.4 billion curtailment loss related to the Mitigation Plan; (2) a nonrecurring charge of $1.3 billion in the corresponding period in 2007 related to pension prior service costs; and (3) a $0.7 billion reduction in the accrual for residual support programs for leased vehicles due to our recent experience related to dealer/lessee lease buy-outs and improvement in residual values of fullsize pick-ups and sport utility vehicles. These are offset by: (1) the net effect of changes in volume and product mix of $2.4 billion; (2) expenses of $1.7 billion related to the salaried post-65 healthcare settlement; (3) charges of $0.7 billion related to Delphi; and (4) $0.6 billion related to GMNA restructuring, special attrition programs and facility idlings.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Our Loss from continuing operations improved by $40.0 billion (or 94.0%) to $2.5 billion in the three months ended September 30, 2008, primarily as a result of the valuation allowance of $39.0 billion established against deferred tax assets in the U.S., Canada and Germany in the corresponding period in 2007. The effect of the valuation allowance was partially offset by losses related to our investment in GMAC including our proportionate share of GMAC’s loss of $1.2 billion and a $0.3 billion impairment charge on our Preferred Membership Interests.

In the three months ended June 30, 2008 we determined that GM Daewoo Auto & Technology Company (GM Daewoo), our 50.9% owned and consolidated Korean subsidiary, included in our GMAP segment, had been applying hedge accounting to certain derivative contracts designated as cash flow hedges of forecasted sales without fully considering whether these sales were at all times probable of occurring. In accordance with Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), gains and losses on derivatives used to hedge a probable forecasted transaction are deferred as a component of other comprehensive income and reclassified into earnings in the period in which the forecasted transaction occurs. Gains and losses on derivatives related to forecasted transactions that are not probable of occurring are required to be recorded in current period earnings. In the three months ended June 30, 2008, we recognized in Automotive sales losses of $442 million in Automotive sales ($285 million in Loss from continuing operations before income taxes) on these derivatives. This included a correction of our previous accounting by recognizing losses of $407 million ($262 million in Loss from continuing operations before income taxes and $150 million after-tax and after minority interests) on these derivatives which had been inappropriately deferred in Accumulated other comprehensive income. Of this amount, $250 million ($163 million in Loss from continuing operations before income taxes and $93 million after-tax and after minority interests) should have been recognized in earnings in the three months ended March 31, 2008, and the remainder should have been recognized in prior periods, predominantly in 2007. We have not restated our condensed consolidated financial statements or prior annual financial statements because we have concluded that the effect of correcting for this item and other minor out-of-period adjustments is not material to the three months ended June 30, 2008 and to each of the earlier periods.

Our Total net sales and revenue decreased by $15.0 billion (or 11.2%) in the nine months ended September 30, 2008, due to a decline in vehicle sales at GMNA and GME and charges of $0.9 billion related to declining residual values on fullsize pick-up trucks and sport utility vehicles at GMNA, partially offset by increases in vehicle sales at GMLAAM and GMAP.

Our Operating loss increased by $12.3 billion to $13.9 billion in the nine months ended September 30, 2008 due to: (1) changes in vehicle net volume and mix of $6.7 billion; (2) charges of $5.5 billion related to GMNA restructuring, special attrition programs, and facility idlings; (3) charges of $4.1 billion related to Delphi; (4) expenses of $1.7 billion related to the salaried post-65 healthcare settlement; and (5) $0.9 billion increase in the accrual for residual support programs for leased vehicles due to the decline in residual values of fullsize pick-up trucks and sport utility vehicles. The effect of these items was mitigated by a net curtailment gain of $4.9 billion comprised of a curtailment gain of $6.3 billion related to the UAW hourly medical plan partially offset by a $1.4 billion curtailment loss related to the Mitigation Plan and a nonrecurring charge of $1.3 billion in the corresponding period in 2007 related to pension prior service costs.

Our Loss from continuing operations improved by $20.5 billion (or 49.1%) to $21.3 billion in the nine months ended September 30, 2008 primarily due to the valuation allowance of $39.0 billion established against deferred tax assets in the U.S., Canada and Germany in the corresponding period in 2007. This was partially offset by the items listed above related to the increase in our Operating loss of $12.3 billion and losses related to our investment in GMAC, including our proportionate share of GMAC’s losses of $2.7 billion, a $2.0 billion impairment charge on our Common Membership Interests and $1.0 billion impairment on our Preferred Membership Interests.

Further details on the results of our businesses and segments is presented later in this MD&A.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Changes in Consolidated Financial Condition

Accounts and Notes Receivable, Net

Accounts and notes receivable, net decreased by $0.2 billion (or 2.0%) to $9.5 billion at September 30, 2008 from $9.7 billion at December 31, 2007. This overall decrease was due to: (1) decreased dividends receivable at GMAP of $0.3 billion; (2) a decrease of $0.1 billion at GME due to declining sales volume; and (3) a $0.1 billion decrease at GMNA due to the release of Delphi’s obligation for warranty recovery. These items were offset by increased receivables at Corporate of $0.2 billion due to settlement funds receivable from insurance companies and activity with Delphi.

Accounts and notes receivable, net decreased by $1.3 billion (or 11.8%) to $9.5 billion at September 30, 2008 from $10.7 billion at September 30, 2007. This decrease resulted from lower receivable balances at GMNA of $0.9 billion, primarily as a result of a decrease in sales volume. GME decreased by $0.4 billion primarily due to decreased Value Added Tax (VAT) receivable.

Inventories

Inventories increased by $2.0 billion (or 13.2%) to $16.9 billion at September 30, 2008 from $14.9 billion at December 31, 2007. GME increased by $1.1 billion due to a $1.3 billion increase in inventory build up as a result of normal seasonal fluctuations from year end levels and the general economic slow down in Western Europe offset by a $0.3 billion decrease from Foreign Currency Translation. GMNA inventory increased by $0.4 billion due to a $0.4 billion increase in inventory produced for overseas delivery which was in transit at September 30, 2008 and a $0.2 billion increase due to Pontiac G8 2009 models manufactured but not yet released to dealers offset by a $0.2 billion reduction in inventory at our consolidated dealers. GMLAAM increased by $0.4 billion due to increased finished vehicle and material inventories in Brazil and Argentina in anticipation of increased demand in the local markets, and GMAP increased by $0.1 billion, primarily related to finished goods.

Inventories increased by $1.4 billion (or 8.9%) to $16.9 billion at September 30, 2008 from $15.5 billion at September 30, 2007. GME increased by $0.6 billion primarily due to $0.9 billion from higher levels of inventory as a result of the general economic slow down in Western Europe offset by $0.2 Foreign Currency Translation. GMAP increased by $0.4 billion due to $1.0 billion increase in production and finished good inventories, primarily related to GM Daewoo inventories in Korea and Russia, offset by $0.6 billion from Foreign Currency Translation. GMLAAM increased by $0.4 billion due to a $0.5 billion increase in production volumes and finished goods offset by $0.1 billion from Foreign Currency Translation.

Financing Equipment on Operating Leases, Net

Financing equipment on operating leases, net decreased by $3.8 billion (or 56.9%) from $6.7 billion at December 31, 2007 and by $5.0 billion (or 63.2%) from $7.9 billion at September 30, 2007 to $2.9 billion at September 30, 2008. The decreases are due to the planned reduction of Equipment on operating leases, net, which we retained after selling 51% of our equity interest in GMAC (GMAC Transaction), and the effect of the $105 million impairment charge discussed below.

The nine months ended September 30, 2008 include a $105 million impairment charge related to our FIO segment’s portfolio of equipment on operating leases. The impairment charge was the result of our regular review of residual values related to these leased assets. In the three months ended June 30, 2008, residual values of fullsize pick-up trucks and sport utility vehicles experienced a sudden and significant decline as a result of a shift in customer preference to passenger cars and crossover vehicles and away from fullsize pick-up trucks and sport utility vehicles, which was the primary reason for the impairment charge.

Equity in Net Assets of GMAC LLC

Equity in net assets of GMAC LLC decreased by $5.1 billion (or 72.5%) to $1.9 billion at September 30, 2008 from $7.1 billion at December 31, 2007. The decrease is due to our proportionate share of GMAC’s losses of $2.7 billion and impairment charges of $2.0 billion on our Common Membership Interests.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Equity in net assets of GMAC LLC decreased by $4.9 billion (or 71.6%) to $1.9 billion at September 30, 2008 from $6.9 billion at September 30, 2007. The decrease is due to $3.5 billion of our proportionate share of GMAC’s losses and impairment charges on our Common Membership Interests recorded in the nine months ended September 30, 2008, offset by a $0.5 billion increase in our investment due to the 2007 conversion of Preferred Membership Interests to Common Membership Interests.

Deferred Income Tax Asset

Deferred income tax assets decreased by $1.2 billion (or 57.1%) to $0.9 billion at September 30, 2008 from $2.1 billion at December 31, 2007. The decrease resulted from establishing valuation allowances related to long-term deferred tax assets in Spain and the United Kingdom.

Prepaid Pension

Prepaid pension decreased by $16.6 billion (or 82.1%) to $3.6 billion at September 30, 2008 from $20.2 billion at December 31, 2007 and by $15.3 billion (or 80.9%) from $18.9 billion at September 30, 2007. These decreases are due to: (1) losses of $6.3 billion on the hourly and salaried pension plan asset portfolio; (2) recording a $2.7 billion liability related to the Settlement Agreement; (3) recording a $2.7 billion liability due to the increase in the monthly pension benefit paid to salaried OPEB plan participants as compensation for the elimination of post-65 healthcare benefits; (4) the transfer of $2.1 billion of Delphi pension liabilities to us; and (5) recording a $2.0 billion increase due to the 2008 UAW and IUE-CWA Special Attrition programs.

Short-term Borrowings and Current Portion of Long-term Debt

Short-term borrowings and current portion of long-term debt increased by $1.2 billion (or 19.2%) to $7.2 billion at September 30, 2008 from $6.0 billion at December 31, 2007. The increase is primarily due to the reclassification of $1.8 billion of debt from non-current to current and net increases in secured debt of $0.5 billion. These increases were offset by payments at maturity of $0.5 billion and the exchange of $0.5 billion of convertible debt for our common equity.

Short-term borrowings and current portion of long-term debt increased by $1.9 billion (or 37.0%) to $7.2 billion at September 30, 2008 from $5.3 billion at September 30, 2007. The increase is primarily due to the reclassification of $3.0 billion of debt from non-current to current and the increase in secured debt of $0.5 billion. These increases were offset by payments of $1.1 billion and the exchange of $0.5 billion of convertible debt for our common equity.

Financing Debt

Financing debt decreased by $3.0 billion (or 61.5%) to $1.9 billion at September 30, 2008 from $4.9 billion at December 31, 2007 and by $4.1 billion (or 68.3%) from $6.0 billion at September 30, 2007. The decrease is due primarily to the repayment of debt secured by Equipment on operating leases, net, which we retained after selling 51% of our equity interest in GMAC.

Long-term Debt

Long-term debt increased by $2.7 billion (or 8.0%) to $36.1 billion at September 30, 2008 from $33.4 billion at December 31, 2007. The increase is due to increased borrowings of $4.4 billion under our $4.5 billion secured revolving credit facility offset by the normal reclassification of maturing debt of $1.8 billion from non-current to current.

Long-term debt increased by $1.4 billion (or 4.0%) to $36.1 billion at September 30, 2008 from $34.7 billion at September 30, 2007. The increase is due to increased borrowings of $4.4 billion under our $4.5 billion secured revolving credit facility offset by the normal reclassification of maturing debt of $3.0 billion from non-current to current.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Postretirement Benefits Other Than Pensions

Postretirement benefits other than pensions decreased by $13.7 billion (or 28.8%) to $33.7 billion at September 30, 2008 from $47.4 billion at December 31, 2007 and by $14.6 billion (or 30.3%) from $48.3 billion at September 30, 2007. Remeasurements resulted in decreases of $9.5 billion for our hourly plans and $3.9 billion for our salaried plans primarily as a result of the finalization of the Settlement Agreement and the termination of salaried post-65 healthcare in the three months ended September 30, 2008.

GMA Operations Financial Review

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		2008 vs. 2007 Change		2008 vs. 2007 Change
	2008	2007	2008	2007	Amount	%	Amount	%
	(Dollars in millions)

Total net sales and revenue	$37,503	$43,002	$117,120	$131,076	$(5,499)	(12.8)%	$(13,956)	(10.6)%

Automotive cost of sales	35,248	41,058	116,887	121,339	(5,810)	(14.2)%	(4,452)	(3.7)%
Selling, general and administrative expense	3,202	3,300	9,920	9,578	(98)	(3.0)%	342	3.6%

Operating income (loss)	(947)	(1,356)	(9,687)	159	409	30.2%	(9,846)	n.m.
Automotive interest and other expense, net	(111)	(294)	(628)	(886)	183	62.2%	258	29.1%

Loss from continuing operations before income taxes, equity income and minority interests	(1,058)	(1,650)	(10,315)	(727)	592	35.9%	(9,588)	n.m.
Equity income, net of tax	49	114	309	438	(65)	(57.0)%	(129)	(29.5)%
Minority interests, net of tax	62	(96)	69	(354)	158	164.6%	423	119.5%

Loss from continuing operations before income taxes	$(947)	$(1,632)	$(9,937)	$(643)	$685	42.0%	$(9,294)	n.m.

Income from discontinued operations, net of tax	$—	$3,549	$—	$3,760	$(3,549)	(100.0)%	$(3,760)	(100.0)%
Automotive cost of sales rate	94.0%	95.5%	99.8%	92.6%	(1.5)%	n.m.	7.2%	n.m.
Net margin from continuing operations before income taxes, equity income and minority interests	(2.8)%	(3.8)%	(8.8)%	(0.6)%	1.0%	n.m.	(8.2)%	n.m.

	(Volume in thousands)
Production Volume (a)	2,039	2,156	6,496	6,906	(117)	(5.4)%	(410)	(5.9)%
Vehicle Sales (b)(c):
Industry	16,223	17,389	52,864	53,070	(1,165)	(6.7)%	(206)	(0.4)%
GM	2,115	2,388	6,656	7,064	(273)	(11.4)%	(408)	(5.8)%
GM market share — Worldwide	13.0%	13.7%	12.6%	13.3%	(0.7)%	n.m.	(0.7)%	n.m.

n.m. = not meaningful

(a)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.
(b)	Vehicle sales primarily represent sales to the ultimate customer.
(c)	Vehicle sales data may include rounding differences.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

This discussion highlights key changes in operating results within GMA. The drivers of these changes are discussed in the regional analyses that follow this section.

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Industry Global Vehicle Sales

Industry vehicle sales decreased in the three months ended September 30, 2008 by 1.2 million vehicles (or 6.7%) to 16.2 million vehicles. North America decreased by 766,000 vehicles (or 15.5%) to 4.2 million vehicles; Europe decreased by 375,000 vehicles (or 6.8%) to 5.2 million vehicles; and Asia Pacific region decreased by 134,000 vehicles (or 2.7%) to 4.9 million vehicles. These decreases were partially offset by industry sales increases in Latin America/Africa/Mid-East (LAAM) region by 110,000 vehicles (or 5.8%) to 2.0 million vehicles.

Industry vehicle sales decreased in the nine months ended September 30, 2008 by 206,000 vehicles (or 0.4%) to 52.9 million vehicles. North America decreased by 1.6 million vehicles (or 10.8%) to 13.3 million vehicles and Europe decreased by 17,000 vehicles (or 0.1%) to 17.4 million vehicles. These decreases were offset by industry sales increases in Asia Pacific region by 884,000 vehicles (or 5.7%) to 16.3 million vehicles and LAAM region by 547,000 vehicles (or 10.3%) to 5.8 million vehicles.

GM Global Vehicle Sales

Our global vehicle sales decreased in the three months ended September 30, 2008 by 273,000 vehicles (or 11.4%) as sales decreased at GMNA by 228,000 vehicles and GME by 64,000, offset by increases of 11,000 vehicles at GMLAAM and 8,000 vehicles at GMAP.

Our global vehicle sales decreased in the nine months ended September 30, 2008 by 408,000 vehicles (or 5.8%) as sales decreased at GMNA by 573,000 vehicles and at GME by 33,000 vehicles, offset by increases of 117,000 vehicles at GMLAAM and 80,000 vehicles at GMAP.

GM Global Production Volume

Our global production volume decreased in the three months ended September 30, 2008 by 117,000 vehicles (or 5.4%). Production volume decreased at GMNA by 105,000 vehicles and GME of 48,000 vehicles, offset by increases at GMLAAM of 25,000 vehicles and GMAP of 11,000 vehicles.

Our global production volume decreased in the nine months ended September 30, 2008 by 410,000 vehicles (or 5.9%). Production volume decreased at GMNA by 591,000 vehicles and GME of 35,000 vehicles, offset by increases at GMAP of 127,000 vehicles and GMLAAM of 89,000 vehicles.

Total Net Sales and Revenue

Total net sales and revenue decreased in the three months September 30, 2008 by $5.5 billion (or 12.8%). This decrease was driven by declines in Total net sales and revenue of $4.1 billion at GMNA, $1.3 billion at GME, $0.5 billion at GMAP and $0.4 billion of incremental inter-segment eliminations offset by an increase of $0.7 billion at GMLAAM.

Total net sales and revenue decreased in the nine months ended September 30, 2008 by $14.0 billion (or 10.6%). This decrease was driven by a decline in Total net sales and revenue of $17.4 billion at GMNA as well as $0.7 billion in incremental inter-segment eliminations. The decrease was offset by increases of $2.7 billion at GMLAAM, $1.2 billion at GME and $0.2 billion at GMAP.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive Cost of Sales

Automotive cost of sales decreased in the three months ended September 30, 2008 by $5.8 billion (or 14.2%). This resulted from decreases of $5.1 billion at GMNA, which includes a $3.7 billion net gain resulting from remeasurement of certain OPEB plans, $0.7 billion at GME, $0.3 billion at GMAP and $0.3 billion of incremental inter-segment eliminations offset by an increase of $0.6 billion at GMLAAM.

Automotive cost of sales decreased in the nine months ended September 30, 2008 by $4.5 billion (or 3.7%). This decrease resulted from declines in Automotive cost of sales of $8.5 billion at GMNA primarily related to the $3.7 billion net gain resulting from remeasurement of certain OPEB plans and $0.7 billion in incremental inter-segment eliminations offset by increases of $2.2 billion at GMLAAM, $1.7 billion at GME and $0.8 billion at GMAP.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased in the three months ended September 30, 2008 by $98 million (or 3.0%). This decrease was the result of decreases of $138 million at GMNA and $53 million at GME offset by increases of $54 million at GMAP and $41 million at GMLAAM.

Selling, general and administrative expense increased in the nine months ended September 30, 2008 by $342 million (or 3.6%). This increase was the result of increases of $200 million at GMAP, $175 million at GME and $66 million at GMLAAM, offset by a decrease of $99 million at GMNA.

Automotive Interest and Other Expense, Net

Automotive interest and other expense, net decreased in the three months ended September 30, 2008 by $183 million (or 62.2%). This decrease resulted primarily from lower net interest expense at GMNA of $160 million reflecting lower interest rates and a tax refund and favorable tax accrual adjustments at GMLAAM of $79 million offset by lower net interest income at GMAP of $33 million and higher net interest expense at GME of $21 million.

Automotive interest and other expense, net decreased in the nine months ended September 30, 2008 by $258 million (or 29.1%). This decrease resulted from lower interest expense at GMNA of $372 million and higher interest income at GMLAAM of $110 million, offset by increased net interest expense at GME of $152 million and lower interest income at GMAP of $68 million.

Equity Income, Net of Tax

Equity income, net of tax, in the three months ended September 30, 2008 decreased by $65 million (or 57.0%) primarily as a result of $36 million in decreased equity earnings from investments at GMAP and $32 million in decreased equity earnings from investments at GMNA.

Equity income, net of tax, in the nine months ended September 30, 2008 decreased by $129 million (or 29.5%) primarily as a result of $98 million in decreased equity earnings from investments at GMNA and $47 million in decreased equity earnings from investments at GMAP offset by $17 million in increased equity earnings from investments at GME.

Minority Interests, Net of Tax

Minority interests, net of tax decreased in the three and nine months ended September 30, 2008 by $158 million (or 164.6%) and $423 million (or 119.5%), respectively. These decreases resulted from decreased earnings of consolidated affiliates, most notably at GMAP of $127 million and $371 million, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Income from Discontinued Operations, Net of Tax

In August 2007, we completed the sale of the commercial and military operations of Allison. Income from discontinued operations, net of tax, was $3.5 billion and $3.8 billion in the three and nine months ended September 30, 2007, respectively.

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

The total of contribution costs, structural costs, impairment, restructuring and other charges equals the total of Automotive cost of sales and Selling, general and administrative expense for GMA as summarized below.

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		2008 vs. 2007 Change		2008 vs. 2007 Change
	2008	2007	2008	2007	Amount	%	Amount	%
	(Dollars in billions)

Contribution costs (a)	$27.5	$29.4	$85.6	$90.3	$(1.9)	(6.5)%	$(4.7)	(5.2)%
Structural costs (b)	11.8	13.1	37.8	38.3	(1.3)	(9.9)%	(0.5)	(1.3)%
Impairment, restructuring and other charges (c)	(1.8)	1.7	3.6	2.0	(3.5)	n.m.	1.6	80.0%
Derivative and certain foreign currency related items (d)	1.0	0.2	(0.2)	0.3	0.8	n.m.	(0.5)	(166.7)%

Total	$38.5	$44.4	$126.8	$130.9	$(5.9)	(13.3)%	$(4.1)	(3.1)%

Automotive cost of sales	$35.3	$41.1	$116.9	$121.3	$(5.8)	(14.1)%	$(4.4)	(3.6)%
Selling, general and administrative expense	3.2	3.3	9.9	9.6	(0.1)	(3.0)%	0.3	3.1%

Total	$38.5	$44.4	$126.8	$130.9	$(5.9)	(13.3)%	$(4.1)	(3.1)%

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

(a)	Contribution costs are expenses that we consider to be variable with production. The amount of contribution costs included in Automotive cost of sales was $27.2 billion and $29.1 billion in the three months ended September 30, 2008 and 2007, respectively, and those costs were comprised of material cost, freight and policy and warranty expenses. The amount of contribution costs classified in Selling, general and administrative expenses was $0.3 billion in each of the three months ended September 30, 2008 and 2007, respectively, and these costs were incurred primarily in connection with our dealer advertising programs. The amount of contribution costs included in Automotive cost of sales was $84.8 billion and $89.6 billion in the nine months ended September 30, 2008 and 2007, respectively. The amount of contribution costs classified in Selling, general and administrative expenses was $0.8 billion and $0.7 billion in the nine months ended September 30, 2008 and 2007, respectively.
(b)	Structural costs are expenses that do not generally vary with production and are recorded in both Automotive cost of sales and Selling, general and administrative expense. Such costs include manufacturing labor, pension and OPEB costs, engineering expense and marketing related costs. Certain costs related to restructuring and impairments that are included in Automotive cost of sales are also excluded from structural costs. The amount of structural costs included in Automotive cost of sales was $8.9 billion and $10.1 billion in the three months ended September 30, 2008 and 2007, respectively, and the amount of structural costs included in Selling, general and administrative expense was $2.9 billion and $3.0 billion in the three months ended September 30, 2008 and 2007, respectively. The amount of structural costs included in Automotive cost of sales was $28.7 billion and $29.4 billion in the nine months ended September 30, 2008 and 2007, respectively, and the amount of structural costs included in Selling, general and administrative expense was $9.1 billion and $8.9 billion in the nine months ended September 30, 2008 and 2007, respectively.
(c)	Impairment, restructuring and other charges are included in Automotive cost of sales.
(d)	Derivative and certain foreign currency related items are included in Automotive cost of sales.

Contribution Costs

Contribution costs decreased in the three months ended September 30, 2008 by $1.9 billion (or 6.5%) compared to the corresponding period in 2007. The decrease in contribution costs was driven by lower wholesale deliveries to dealers, primarily in GMNA and GME, resulting in a reduction of $2.8 billion. This decrease was offset as Foreign Currency Translation, due primarily to the weaker U.S. Dollar, increased costs by $0.5 billion and other factors increased contribution costs $0.4 billion.

Contribution costs decreased in the nine months ended September 30, 2008 by $4.7 billion (or 5.2%) compared to the corresponding period in 2007. Contribution costs decreased by $9.6 billion due to lower global volumes. This decrease was partially offset as Foreign Currency Translation increased contribution costs by $3.6 billion and other factors, net of favorable material performance, increased contribution costs by $1.3 billion.

Structural Costs

Structural costs in the three months ended September 30, 2008 decreased $1.3 billion (or 9.9%) compared to the corresponding period in 2007. This decrease was attributable to savings of $0.6 billion in GMNA related to manufacturing, retiree pensions and OPEB resulting from productivity improvements and lower hourly employment levels. Other net cost reductions of $0.7 billion resulted from several other factors, including lower incentive compensation and operational initiatives to defer or reduce overhead.

Structural costs in the nine months ended September 30, 2008 decreased $0.5 billion (or 1.3%) compared to the corresponding period in 2007. Cost reductions of $1.8 billion primarily from lower pension, OPEB, and other manufacturing costs at GMNA were partially offset as foreign currency translation increased structural costs by $1.3 billion.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Restructuring and Other Charges

We recorded certain charges and gains related to restructuring and other initiatives, which are included in Automotive cost of sales. Additional details regarding these charges and gains are included in Notes 10, 14, 15 and 16 to our condensed consolidated financial statements. The following table summarizes these charges and gains:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Special attrition programs	$22	$33	$3,500	$9
Restructuring initiatives	620	387	2,017	618
Asset impairments	—	—	—	109
Change in amortization period for pension prior service cost	—	1,310	—	1,310
Net curtailment gain	(3,684)	—	(3,684)	—
Salaried post-65 healthcare settlement	1,172	—	1,172	—
Other	47	—	584	(47)

Total	$(1,823)	$1,730	$3,589	$1,999

The amounts in the three months ended September 30, 2008 are related to the following:

•	Charges of $22 million for restructuring initiatives in GMNA related to special attrition programs, including related curtailment charges;
•	Charges of $620 million for restructuring initiatives as follows: GMNA, $591 million; GME, $29 million;
•	$3.7 billion net curtailment gain related to the accelerated recognition of unamortized net prior service credit due to the Settlement Agreement for the UAW hourly medical plan becoming effective in the three months ended September 30, 2008; and
•	Charges of $1.2 billion at GMNA for the settlement loss associated with the elimination of healthcare coverage for U.S. salaried retirees over age 65 beginning January 1, 2009 and $47 million of charges for the employees who have accepted the voluntary Salaried Window Program.

The amounts in the three months ended September 30, 2007 are related to the following:

•	Charges of $33 million for restructuring initiatives in GMNA related to special attrition programs, including related curtailment charges;
•	Charges of $387 million for restructuring initiatives as follows: GMNA, $125 million; GME, $262 million; and
•	Charges of $1.3 billion for additional pension expense related to the accelerated recognition of unamortized prior service cost.

The amounts in the nine months ended September 30, 2008 are related to the following:

•	Charges of $3.5 billion for restructuring initiatives in GMNA related to special attrition programs, including related curtailment charges;
•	Charges of $2.0 billion for restructuring initiatives as follows: GMNA, $1.7 billion; GME, $231 million; GMAP, $98 million; and
•	$3.7 billion net curtailment gain specific to the accelerated recognition of unamortized net prior service credits due to the Settlement Agreement for the UAW hourly medical plan becoming effective in the nine months ended September 30, 2008; and $1.2 billion of salaried post-65 healthcare charges noted above; and
•	Charges of $340 million at GMNA related to our agreement with the CAW, charges of $197 million at GMNA related to support we provided to American Axle and charges of $47 million related to the Salaried Window Program.

The amounts in the nine months ended September 30, 2007 are related to the following:

•	$9 million net charge for costs related to the special attrition programs at GMNA;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•	Charges of $618 million for restructuring initiatives as follows: GMNA, $219 million; GME, $349 million; GMAP, $50 million;
•	Charges of $109 million for product specific asset impairments as follows: GMNA, $95 million; GMAP, $14 million;
•	Charges of $1.3 billion for additional pension expense related to the accelerated recognition of unamortized prior service cost; and
•	$47 million adjustment in conjunction with cessation of production at a previously divested business.

Derivative and Foreign Currency Related Items

Results of hedging activities with respect to interest rates, certain commodity prices and foreign currency exchange rates and the effect of foreign currency transactions and translation, with the exception of certain such items reported by GM Daewoo in Automotive sales, are included in Automotive cost of sales, but are excluded from structural and contribution costs. Such costs increased $0.8 billion and decreased $0.5 billion in the three and nine months ended September 30, 2008, respectively, compared to the corresponding period in 2007. The increase in the three months ended September 30, 2008 was the result of a drop in commodities prices as a result of weakness in demand reflecting increased risk aversion in the current financial market.

GMA Regional Results

GM North America

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		2008 vs. 2007 Change		2008 vs. 2007 Change
	2008	2007	2008	2007	Amount	%	Amount	%
	(Dollars in millions)
Total net sales and revenue	$22,544	$26,607	$66,907	$84,327	$(4,063)	(15.3)%	$(17,420)	(20.7)%

Automotive cost of sales	20,924	26,065	71,008	79,513	(5,141)	(19.7)%	(8,505)	(10.7)%
Selling, general and administrative expense	1,883	2,021	5,723	5,822	(138)	(6.8)%	(99)	(1.7)%

Operating loss	(263)	(1,479)	(9,824)	(1,008)	1,216	82.2%	(8,816)	n.m.
Automotive interest and other expense, net	(121)	(281)	(689)	(1,061)	160	56.9%	372	35.1%

Loss from continuing operations before income taxes, equity income and minority interests	(384)	(1,760)	(10,513)	(2,069)	1,376	78.2%	(8,444)	n.m.
Equity income (loss), net of tax	(22)	10	(48)	50	(32)	n.m.	(98)	(196.0)%
Minority interests, net of tax	11	(16)	8	(43)	27	168.8%	51	118.6%

Loss from continuing operations before income taxes	$(395)	$(1,766)	$(10,553)	$(2,062)	$1,371	77.6%	$(8,491)	n.m.

Income from discontinued operations, net of tax	$—	$3,549	$—	$3,760	$(3,549)	(100.0)%	$(3,760)	(100.0)%
Automotive cost of sales rate	92.8%	98.0%	106.1%	94.3%	(5.2)%	n.m.	11.8%	n.m.
Net margin from continuing operations before income taxes, equity income and minority interests	(1.7)%	(6.6)%	(15.7)%	(2.5)%	4.9%	n.m.	(13.2)%	n.m.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		2008 vs. 2007 Change		2008 vs. 2007 Change
	2008	2007	2008	2007	Amount	%	Amount	%
	(Volume in thousands)
Production Volume (a):
Cars	436	367	1,178	1,168	69	18.8%	10	0.9%
Trucks	479	653	1,456	2,057	(174)	(26.6)%	(601)	(29.2)%

Total	915	1,020	2,634	3,225	(105)	(10.3)%	(591)	(18.3)%

Vehicle Sales (b)(c):
Industry — North America	4,185	4,951	13,323	14,943	(766)	(15.5)%	(1,620)	(10.8)%
GMNA	978	1,206	2,889	3,462	(228)	(18.9)%	(573)	(16.5)%
GM market share — North America	23.4%	24.4%	21.7%	23.2%	(1.0)%	n.m.	(1.5)%	n.m.
Industry — U.S.	3,411	4,171	10,961	12,599	(760)	(18.2)%	(1,638)	(13.0)%
GM market share — U.S. industry	24.3%	25.1%	22.2%	23.6%	(0.8)%	n.m.	(1.4)%	n.m.
GM cars market share — U.S. industry	20.3%	20.8%	18.7%	19.9%	(0.5)%	n.m.	(1.2)%	n.m.
GM trucks market share — U.S. industry	28.4%	28.8%	25.8%	26.7%	(0.4)%	n.m.	(0.9)%	n.m.

n.m. = not meaningful

(a)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.
(b)	Vehicle sales primarily represent sales to the ultimate customer.
(c)	Vehicle sales data may include rounding differences.

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Industry Vehicle Sales

Industry vehicle sales in North America decreased in the three and nine months ended September 30, 2008 by 766,000 vehicles (or 15.5%) and 1.6 million vehicles (or 10.8%), respectively, principally due to weakness in the U.S. economy resulting from a continued decline in the mortgage and credit markets, further reductions in housing values and volatile fuel prices. We expect that the weakness in the U.S. economy will continue to result in challenging near-term market conditions in GMNA. Refer to “Near-Term Market Challenges” in this MD&A for further discussion.

Total Net Sales and Revenue

Total net sales and revenue decreased in the three months ended September 30, 2008 by $4.1 billion (or 15.3%) due to a decline in volumes and unfavorable mix of $4.2 billion resulting from the current market challenges. In addition, sales of components, parts and accessories decreased $0.3 billion. Net price was flat for the period reflecting improved net pricing on retail sales, particularly on cars, offset by higher costs associated with rental fleet sales. These decreases were partially offset by a $0.7 billion reduction in the accrual for residual support programs for leased vehicles due to our recent experience related to dealer/lessee lease buy-outs and improvement in residual values of fullsize pick-ups and sport utility vehicles.

Total net sales and revenue decreased in the nine months ended September 30, 2008 by $17.4 billion (or 20.7%) due to a decline in volumes and unfavorable mix of $16.1 billion. In addition, we had a $0.9 billion increase in the accrual for residual support programs for leased vehicles due to the decline in residual values of fullsize pick-up trucks and sport utility vehicles, unfavorable pricing of $0.6 billion, and lower sales of components, parts and accessories of $0.2 billion. These factors were

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

partially offset by favorable Foreign Currency Translation of $0.7 billion due to the strengthening of the Canadian Dollar in relation to the U.S. Dollar.

The decrease in production volume in the three and nine months ended September 30, 2008 of 105,000 vehicles (or 10.3%) and 591,000 vehicles (or 18.3%), respectively, was driven by a reduction in U.S. industry sales volumes and the effect of our declining market share in the United States.

The decline in our U.S. industry market share in the three and nine months ended September 30, 2008 of 0.8 and 1.4 percentage points, respectively, reflects macroeconomic factors including volatile fuel prices and a shift in customer demand from fullsize pick-up trucks and sport utility vehicles to passenger cars and crossover vehicles and a tightening of the credit markets making it more difficult for our customers to finance vehicle purchases. This shift in customer preference was the leading contributor to the market share losses for us in the U.S. market.

In Canada, in the three months ended September 30, 2008, industry sales decreased by 2,000 vehicles (or 0.4%) compared to the corresponding period in 2007. The shift in the Canadian industry to smaller vehicles coupled with inventory shortages of small cars and the withdrawal of leasing by GMAC in August, 2008 led to a decrease in our Canada industry market share of 1.5 percentage points. In the nine months ended September 30, 2008, while industry sales were up in Canada by 18,000 vehicles (or 1.4%), the shift to smaller vehicles and the associated inventory shortage and the withdrawal of leasing by GMAC in August, 2008 led to a decrease in our Canada industry market share of 2.6 percentage points.

Total industry sales in Mexico decreased by 10,000 vehicles (or 3.8%) in the three months ended September 30, 2008, with our Mexico industry market share remaining the same, due mainly to growth in the economy and compact car segment. In the nine months ended September 30, 2008, industry sales in Mexico decreased slightly by 14,000 vehicles (or 1.7%), and our Mexico industry market share also decreased slightly by 0.1 percentage points.

Automotive Cost of Sales

Automotive cost of sales decreased in the three months ended September 30, 2008 by $5.1 billion (or 19.7%) due to: (1) net curtailment gain of $3.7 billion related to the Settlement Agreement; (2) decreased costs related to lower production volumes and the mix of vehicles with lower sales volume of $2.2 billion; (3) $1.3 billion of pension prior service costs recorded in 2007; (4) manufacturing, retiree pension and OPEB savings of $0.6 billion from lower manufacturing costs and hourly headcount levels resulting from attrition and productivity improvements; and (5) favorable Foreign Currency Translation effects of $0.2 billion. These decreases were partially offset by: (1) expenses of $1.2 billion related to the salaried post-65 healthcare settlement; (2) unfavorable commodity mark-to-market adjustments of $1.0 billion; (3) increases in charges associated with our special attrition program of $0.5 billion; and (4) increased warranty expenses of $0.2 billion. Refer to “Key Factors Affecting Future and Current Results” in this MD&A for a discussion on the specific factors related to the 2008 Special Attrition Programs and facility idlings.

Automotive cost of sales decreased in the nine months ended September 30, 2008 by $8.5 billion (or 10.7%) primarily due to: (1) decreased costs related to lower production volumes and the mix of vehicles with lower sales volume of $9.4 billion; (2) net curtailment gain of $3.7 billion related to the Settlement Agreement; (3) manufacturing, retiree pension and OPEB savings of $1.6 billion from lower manufacturing costs and hourly headcount levels resulting from attrition and productivity improvements; and (4) $1.3 billion of pension prior service costs recorded in 2007. These decreases were partially offset by: (1) charges related to restructuring and other costs associated with our special attrition programs, certain Canadian facility idlings and finalization of our negotiations with the CAW of $5.3 billion; (2) expenses of $1.2 billion related to the salaried post-65 healthcare settlement; (3) increased Delphi-related charges of $0.4 billion; (4) increased warranty expenses of $0.4 billion; and (5) unfavorable commodity mark-to-market adjustments of $0.3 billion.

Automotive cost of sales rate decreased to 92.8% from 98.0% and increased to 106.1% from 94.3% in the three and nine months ended September 30, 2008, respectively. The three months ended September 30, 2008 reflected the benefit of the net curtailment gain recorded related to the Settlement Agreement. The nine months ended September 30, 2008 reflected a reduction in structural cost that did not fully offset the effect of the significant volume decline on revenue.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Selling, General and Administrative Expense

Selling, general and administrative expense in the three months ended September 30, 2008 decreased by $138 million (or 6.8%) due to: (1) decreased administrative expenses of $124 million primarily related to receipt of a $100 million insurance settlement; (2) reductions in incentive compensation costs of $69 million; offset by (3) increased advertising, selling and sales promotion expenses of $76 million.

Selling, general and administrative expense in the nine months ended September 30, 2008 decreased by $99 million (or 1.7%) due to: (1) reductions in incentive compensation costs of $283 million; offset by (2) increased net legal expenses of $91 million, inclusive of the $100 million insurance settlement mentioned above; (3) increased advertising, selling and sales promotion expenses of $84 million; and (4) less favorable adjustments to the product liability reserve of $23 million.

Automotive Interest and Other Expense, Net

Automotive interest and other expense, net in the three months ended September 30, 2008 decreased by $160 million (or 56.9%) due to: (1) decreased interest expense of $238 million reflecting lower interest rates; (2) $48 million gain on the sale of our Oklahoma City facility; offset by (3) decreased interest income of $136 million driven by lower cash balances.

Automotive interest and other expense, net in the nine months ended September 30, 2008 decreased by $372 million (or 35.1%) due to: (1) decreased interest expense of $488 million reflecting lower interest rates; (2) $48 million gain on the sale of our Oklahoma City facility; offset by (3) decreased interest income of $195 million driven by lower cash balances.

Equity Income (Loss), Net of Tax

Equity income (loss), net of tax decreased by $32 million and by $98 million (or 196.0%), respectively, in the three and nine months ended September 30, 2008. The three months ended September 30, 2008, reflected decreased income from our investments in CAMI Automotive, Inc. (CAMI) as a result of lower volume and unfavorable adjustment for a tax claim liability. The nine months ended September 30, 2008, reflected decreased income from our investments in CAMI as a result of lower production volume, combined with losses on asset disposals, and New United Motor Manufacturing, Inc. (NUMMI) as a result of lower volume and launch related expenses associated with the January 2008 introduction of the new Pontiac Vibe.

Income from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax relates to the commercial and military operations of Allison. Income from this business of $3.5 billion and $3.8 billion has been reported as discontinued operations in the three and nine months ended September 30, 2007, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Europe

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		2008 vs. 2007 Change		2008 vs. 2007 Change
	2008	2007	2008	2007	Amount	%	Amount	%
	(Dollars in millions)

Total net sales and revenue	$7,482	$8,785	$27,970	$26,768	$(1,303)	(14.8)%	$1,202	4.5%

Automotive cost of sales	7,829	8,487	26,596	24,875	(658)	(7.8)%	1,721	6.9%
Selling, general and administrative expense	630	683	2,190	2,015	(53)	(7.8)%	175	8.7%

Operating loss	(977)	(385)	(816)	(122)	(592)	(153.8)%	(694)	n.m.
Automotive interest and other income (expense), net	(42)	(21)	(122)	30	(21)	(100.0)%	(152)	n.m.

Loss from continuing operations before income taxes, equity income and minority interests	(1,019)	(406)	(938)	(92)	(613)	(151.0)%	(846)	n.m.
Equity income, net of tax	13	10	47	30	3	30.0%	17	56.7%
Minority interests, net of tax	3	(2)	(17)	(17)	5	n.m.	—	—%

Loss from continuing operations before income taxes	$(1,003)	$(398)	$(908)	$(79)	$(605)	(152.0)%	$(829)	n.m.

Automotive cost of sales rate	104.6%	96.6%	95.1%	92.9%	8.0%	n.m.	2.2%	n.m.
Net margin from continuing operations before income taxes, equity income and minority interests	(13.6)%	(4.6)%	(3.4)%	(0.3)%	(9.0)%	n.m.	(3.1)%	n.m.

	(Volume in thousands)
Production Volume (a)	348	396	1,336	1,371	(48)	(12.1)%	(35)	(2.6)%
Vehicle Sales (b)(c):
Industry — Europe	5,158	5,533	17,353	17,370	(375)	(6.8)%	(17)	(0.1)%
GM Europe	459	523	1,621	1,653	(64)	(12.3)%	(33)	(2.0)%
GM market share — Europe	8.9%	9.5%	9.3%	9.5%	(0.6)%	n.m.	(0.2)%	n.m.
GM market share — Germany	8.4%	9.4%	9.0%	9.5%	(1.0)%	n.m.	(0.5)%	n.m.
GM market share — United Kingdom	14.9%	14.8%	15.2%	15.2%	0.1%	n.m.	—%	n.m.
GM market share — Russia	9.5%	9.1%	10.9%	9.4%	0.4%	n.m.	1.5%	n.m.
n.m. = not meaningful

(a)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.
(b)	Vehicle sales primarily represent sales to the ultimate customer, including unit sales of Chevrolet brand products in the region. The financial results from sales of Chevrolet brand products are reported as part of GMAP, because those vehicles are sold by GM Daewoo.
(c)	Vehicle sales data may include rounding differences.

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Industry Vehicle Sales

Industry vehicle sales decreased in the three months ended September 30, 2008 by 375,000 vehicles (or 6.8%) which primarily resulted from a 150,000 vehicle (or 34.5%) decrease in Spain and decreases of 144,000 vehicles (or 18.5%) in the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

United Kingdom, 72,000 vehicles (or 12.7%) in Italy and 22,000 vehicles (or 2.6%) in Germany. These decreases were partially offset by a 70,000 vehicle (or 9.7%) increase in Russia.

Industry vehicle sales decreased in the nine months ended September 30, 2008 by 17,000 vehicles (or 0.1%) which primarily resulted from similar trends in the same markets with a 343,000 vehicle (or 23.5%) decrease in Spain and decreases of 235,000 vehicles (or 11.0%) in Italy, and 157,000 vehicles (or 7.0%) in the United Kingdom primarily offset by an increase of 437,000 vehicles (or 22.9%) in Russia, 130,000 vehicles (or 32.3%) in Ukraine, 70,000 vehicles (or 3.7%) in France, and 43,000 vehicles (or 1.7%) in Germany.

Total Net Sales and Revenue

Total net sales and revenue decreased in the three months ended September 30, 2008 by $1.3 billion (or 14.8%) due to: (1) unfavorable effect of $1.2 billion due to lower volume; (2) unfavorable product mix of $0.3 billion caused primarily by increasing relative volume of lower priced vehicles such as the Opel Agila; offset by (3) favorable effect of $0.4 billion in Foreign Currency Translation, driven mainly by the strengthening of the Euro and Swedish Krona versus the U.S. Dollar.

Total net sales and revenue increased in the nine months ended September 30, 2008 by $1.2 billion (or 4.5%) due to: (1) favorable effect of $2.5 billion in Foreign Currency Translation, driven mainly by the strengthening of the Euro and Swedish Krona versus the U.S. Dollar; (2) increased remarketing revenue due to higher rental car activity of $0.2 billion; offset by (3) $0.9 billion due to lower volume; and (4) unfavorable product mix of $0.7 billion due to the same factors experienced in the three months ended September 30, 2008 mentioned above.

GME’s wholesale sales, which exclude sales of Chevrolet brand products sold by GM Daewoo, decreased by 66,000 vehicles (or 15.3%) in the three months ended September 30, 2008. Wholesale volumes decreased most significantly in the United Kingdom, by 18,000 vehicles (or 16.2%), in Spain, by 17,000 vehicles (or 57.6%), and in Germany by 10,000 vehicles (or 14.1%), while wholesale volumes increased by 10,000 vehicles (or 50.3%) in Russia. The remainder of the change resulted from smaller decreases in countries such as Italy and France, sales to North America, and European sales of vehicles imported from the United States.

GME’s wholesale sales, which exclude sales of Chevrolet brand products sold by GM Daewoo, decreased by 41,000 vehicles (or 3.0%) in the nine months ended September 30, 2008. Wholesale volumes decreased most significantly in Spain, by 41,000 vehicles (or 39.0%), by 25,000 vehicles (or 17.2%) in Italy, and by 21,000 vehicles (or 6.5%) in the United Kingdom, while wholesale volumes increased by 35,000 vehicles (or 72.8%) in Russia. The remainder of the change resulted from smaller decreases in countries such as Ireland and the Netherlands, and increased sales to North America.

Automotive Cost of Sales

Automotive cost of sales decreased in the three months ended September 30, 2008 by $0.7 billion (or 7.8%) due to: (1) $0.9 billion related to lower volume; (2) favorable product mix of $0.2 billion due to the movement away from higher cost vehicles; (3) favorable material costs of $0.2 billion; (4) improvement in manufacturing related costs of $0.1 billion; offset by (5) unfavorable Foreign Currency Translation effect of $0.8 billion.

Automotive cost of sales increased in the nine months ended September 30, 2008 by $1.7 billion (or 6.9%) due to: (1) unfavorable Foreign Currency Translation effect of $2.9 billion; offset by (2) $0.7 billion related to lower volume; and (3) favorable product mix of $0.5 billion.

Automotive cost of sales rate worsened in the three and nine months ended September 30, 2008 to 104.6% from 96.6% and to 95.1% from 92.9%, respectively, primarily due to the disproportional effect of Foreign Currency Translation on Total net sales and revenue and Automotive cost of sales.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Selling, General, and Administrative Expense

Selling, general and administrative expense decreased in the three months ended September 30, 2008 by $53 million (or 7.8%) due to decreased sales and marketing expenses of $75 million and other structural cost savings of $7 million, partially offset by unfavorable Foreign Currency Translation of $28 million.

Selling, general and administrative expense increased in the nine months ended September 30, 2008 by $175 million (or 8.7%) due primarily to unfavorable Foreign Currency Translation of $172 million.

Automotive Interest and Other Income (Expense), Net

Automotive interest and other income (expense), net decreased in the nine months ended September 30, 2008 by $152 million primarily related to a VAT refund received in 2007.

GM Latin America/Africa/Mid-East

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		2008 vs. 2007 Change		2008 vs. 2007 Change
	2008	2007	2008	2007	Amount	%	Amount	%
	(Dollars in millions)

Total net sales and revenue	$5,681	$4,944	$15,553	$12,854	$737	14.9%	$2,699	21.0%

Automotive cost of sales	4,966	4,333	13,535	11,344	633	14.6%	2,191	19.3%
Selling, general and administrative expense	278	237	777	711	41	17.3%	66	9.3%

Operating income	437	374	1,241	799	63	16.8%	442	55.3%
Automotive interest and other income, net	80	1	236	126	79	n.m.	110	87.3%

Income from continuing operations before income taxes, equity income and minority interests	517	375	1,477	925	142	37.9%	552	59.7%
Equity income, net of tax	8	9	22	23	(1)	(11.1)%	(1)	(4.3)%
Minority interests, net of tax	(11)	(10)	(23)	(24)	(1)	(10.0)%	1	4.2%

Income from continuing operations before income taxes	$514	$374	$1,476	$924	$140	37.4%	$552	59.7%

Automotive cost of sales rate	87.4%	87.6%	87.0%	88.3%	(0.2)%	n.m.	(1.3)%	n.m.
Net margin from continuing operations before income taxes, equity income and minority interests	9.1%	7.6%	9.5%	7.2%	1.5%	n.m.	2.3%	n.m.

	(Volume in thousands)
Production Volume (a)	276	251	795	706	25	10.0%	89	12.6%
Vehicle Sales (b)(c):
Industry — LAAM	2,009	1,899	5,840	5,293	110	5.8%	547	10.3%
GMLAAM	342	330	1,012	895	11	3.4%	117	13.1%
GM market share — LAAM	17.0%	17.4%	17.3%	16.9%	(0.4)%	n.m.	0.4%	n.m.
GM market share — Brazil	19.8%	20.9%	20.2%	20.4%	(1.1)%	n.m.	(0.2)%	n.m.

n.m. = not meaningful

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

(a)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.
(b)	Vehicle sales primarily represent sales to the ultimate customer.
(c)	Vehicle sales data may include rounding differences.

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Industry Vehicle Sales

Industry vehicle sales in the LAAM region increased in the three and nine months ended September 30, 2008 by 110,000 vehicles (or 5.8%) and 547,000 vehicles (or 10.3%), respectively, due to strong growth throughout the region.

In the three months ended September 30, 2008, growth was attributable to increases in Brazil of 145,000 vehicles (or 22.1%), the Mid-East (excluding Israel) of 16,000 vehicles (or 4.0%), Peru of 14,000 vehicles (or 105.9%), Argentina of 12,000 vehicles (or 7.6%), and Ecuador of 12,000 vehicles (or 56.5%), offset by declines in Venezuela of 75,000 vehicles (or 56.3%), South Africa of 37,000 vehicles (or 23.2%), and in Colombia of 8,000 vehicles (or 12.6%).

In the nine months ended September 30, 2008, growth was attributable to increases in Brazil of 470,000 vehicles (or 27.0%), the Mid-East (excluding Israel) of 64,000 vehicles (or 5.4%), Argentina of 52,000 vehicles (or 11.3%), Egypt of 49,000 vehicles (or 30.1%), and Peru of 34,000 vehicles (or 95.6%), offset by declines in Venezuela of 133,000 vehicles (or 38.6%), South Africa of 83,000 vehicles (or 17.7%), and in Colombia of 17,000 vehicles (or 9.0%).

Total Net Sales and Revenue

Total net sales and revenue increased in the three months ended September 30, 2008 by $0.7 billion (or 14.9%) primarily due to: (1) favorable vehicle pricing of $0.3 billion; (2) favorable product mix of $0.2 billion; (3) favorable effect of Foreign Currency Translation of $0.1 billion, primarily related to the Brazilian Real and Colombian Peso; and (4) $0.1 billion in increased volumes across GMLAAM business units, including increased revenue in Brazil, Ecuador and the Mid-East, offset by decreases in Venezuela, Colombia and South Africa.

Total net sales and revenue increased in the nine months ended September 30, 2008 by $2.7 billion (or 21.0%) due to: (1) favorable effect of Foreign Currency Translation of $0.8 billion, primarily related to the Brazilian Real and Colombian Peso; (2) $0.7 billion in increased volumes across most GMLAAM business units; (3) favorable vehicle pricing of $0.6 billion; and (4) $0.5 billion of favorable product mix in our vehicle portfolio.

Automotive Cost of Sales

Automotive cost of sales increased in the three months ended September 30, 2008 by $0.6 billion (or 14.6%) due to: (1) unfavorable product mix of $0.2 billion; (2) increased content cost of $0.2 billion; and (3) unfavorable Foreign Currency Translation effect of $0.2 billion.

Automotive cost of sales increased in the nine months ended September 30, 2008 by $2.2 billion (or 19.3%) due to: (1) unfavorable Foreign Currency Translation of $0.8 billion; (2) unfavorable product mix of $0.4 billion; (3) increased volume in the region of $0.3 billion; (4) increased content cost of $0.3 billion; and (5) foreign exchange transaction losses on purchases of Treasury bills in Venezuela resulting in an increase of $0.1 billion.

Automotive cost of sales rate decreased in the three and nine months ended September 30, 2008 to 87.4% from 87.6% and to 87.0% from 88.3%, respectively, due to higher pricing and favorable product mix.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Selling, General and Administrative Expense

Selling, general and administrative expense increased in the three months ended September 30, 2008 by $41 million (or 17.3%) due to: (1) increase of $20 million in marketing, commercial and other administrative expenses across a majority of business units throughout the region; (2) unfavorable Foreign Currency Translation of $14 million; and (3) unfavorable increase in the cost of these expenses of $8 million.

Selling, general and administrative expense increased in the nine months ended September 30, 2008 by $66 million (or 9.3%), resulting from: (1) unfavorable Foreign Currency Translation of $65 million; (2) increase of $36 million in commercial and other administrative expenses due to general market expansion throughout most of the region; (3) unfavorable increase in the cost of these expenses of $24 million; offset by (4) decrease of $58 million in marketing, commercial and other administrative expenses at General Motors do Brasil Ltd. (GM do Brasil).

Automotive Interest and Other Income, Net

Automotive interest and other income, net increased in the three months ended September 30, 2008 by $79 million due to: (1) net increase of $89 million at GM do Brasil attributable to a net gain of $24 million from a favorable tax case decision resulting in a refund of tax overpayments made in prior years, a favorable tax accrual adjustment resulting in a decrease of $20 million in tax expenses and a non-recurring charge recorded in the corresponding period in 2007 of $45 million for potential taxes related to matters concerning improperly registered material included in consignment contracts; (2) increase of $9 million in net interest income at General Motors Venezolana, C.A. (GM Venezolana) from additional cash on hand; offset by (3) increase of $17 million in interest expense across the majority of business units throughout the region.

Automotive interest and other income, net increased in the nine months ended September 30, 2008 by $110 million (or 87.3%) due to: (1) net increase of $89 million attributable to the items mentioned above in the three months ended September 30, 2008; (2) increase of $28 million in net interest income at GM Venezolana from additional cash on hand; (3) favorable effect of Foreign Currency Translation of $19 million; offset by (4) increase of $23 million in interest expense across majority of business units throughout the region.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Asia Pacific

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		2008 vs. 2007 Change		2008 vs. 2007 Change
	2008	2007	2008	2007	Amount	%	Amount	%
	(Dollars in millions)

Total net sales and revenue	$4,766	$5,280	$15,220	$14,975	$(514)	(9.7)%	$245	1.6%

Automotive cost of sales	4,447	4,765	14,226	13,433	(318)	(6.7)%	793	5.9%
Selling, general and administrative expense	409	355	1,222	1,022	54	15.2%	200	19.6%

Operating income (loss)	(90)	160	(228)	520	(250)	(156.3)%	(748)	(143.8)%
Automotive interest and other income (expense), net	(25)	8	(44)	24	(33)	n.m.	(68)	n.m.

Income (loss) from continuing operations before income taxes, equity income and minority interests	(115)	168	(272)	544	(283)	(168.5)%	(816)	(150.0)%
Equity income, net of tax	50	86	288	335	(36)	(41.9)%	(47)	(14.0)%
Minority interests, net of tax	59	(68)	101	(270)	127	186.8%	371	137.4%

Income (loss) from continuing operations before income tax	$(6)	$186	$117	$609	$(192)	(103.2)%	$(492)	(80.8)%

Automotive cost of sales rate	93.3%	90.2%	93.5%	89.7%	3.1%	n.m.	3.8%	n.m.
Net margin from continuing operations before income taxes, equity income and minority interests	(2.4)%	3.2%	(1.8)%	3.6%	(5.6)%	n.m.	(5.4)%	n.m.

	(Volume in thousands)
Production Volume (a)(b)	500	489	1,731	1,604	11	2.2%	127	7.9%
Vehicle Sales (a)(c)(e):
Industry — Asia Pacific	4,871	5,005	16,348	15,464	(134)	(2.7)%	884	5.7%
GMAP	336	327	1,134	1,054	8	2.6%	80	7.6%
GM market share — Asia Pacific (d)	6.9%	6.5%	6.9%	6.8%	0.4%	n.m.	0.1%	n.m.
GM market share — Australia	13.5%	14.2%	12.9%	14.6%	(0.7)%	n.m.	(1.7)%	n.m.
GM market share — China (d)	12.2%	11.5%	12.0%	12.1%	0.7%	n.m.	(0.1)%	n.m.
n.m. = not meaningful

(a)	Includes GM Daewoo, Shanghai GM and SAIC-GM-Wuling Automobile Co., Ltd. (SGMW) joint venture production/sales. We own 34% of SGMW and under the joint venture agreement have significant rights as a member as well as the contractual right to report SGMW sales in China as part of our global market share.
(b)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.
(c)	Vehicle sales primarily represent sales to the ultimate customer.
(d)	Includes SGMW joint venture sales.
(e)	Vehicle sales data may include rounding differences.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Industry Vehicle Sales

Industry vehicle sales in the Asia Pacific region decreased in the three months ended September 30, 2008 by 134,000 vehicles (or 2.7%) across all markets driven by volatile fuel prices, inflation and the recent turmoil in the global credit markets.

Industry vehicle sales decreased in the three months ended September 30, 2008 by 44,000 vehicles (or 3.4%) in Japan, 32,000 vehicles (or 1.6%) in China, 23,000 vehicles (or 7.4%) in South Korea, 16,000 vehicles (or 6.1%) in Australia and 15,000 vehicles (or 9.7%) in Thailand.

Industry vehicle sales in the Asia Pacific region increased in the nine months ended September 30, 2008 by 884,000 vehicles (or 5.7%), driven by growth in China, Indonesia, India, and Malaysia. However, general economic conditions have caused the momentum to moderate.

Industry vehicle sales increased in the nine months ended September 30, 2008 by 705,000 vehicles (or 11.3%) in China, 134,000 vehicles (or 42.2%) in Indonesia, 102,000 vehicles (or 6.9%) in India and 64,000 vehicles (or 17.8%) in Malaysia. These increases were offset as Japan decreased by 100,000 vehicles (or 2.4%) and Taiwan decreased by 68,000 vehicles (or 27.2%).

Total Net Sales and Revenue

Total net sales and revenue decreased in the three months ended September 30, 2008 by $0.5 billion (or 9.7%) due to: (1) unfavorable effect of $0.3 billion for the change in fair value of foreign exchange derivatives not designated as hedges at GM Daewoo; (2) unfavorable mix of $0.1 billion mainly from deterioration in outside sales volumes at GM Daewoo; and (3) unfavorable net pricing of $0.1 billion at GM Daewoo.

Total net sales and revenue increased in the nine months ended September 30, 2008 by $0.2 billion (or 1.6%) due to: (1) $0.9 billion increase driven primarily by growth in export volumes at GM Daewoo and GM Holden, along with higher domestic volumes across most GMAP business units; offset by (2) unfavorable effect of $0.3 billion for the change in fair value of foreign exchange derivatives not designated as hedges at GM Daewoo; and (3) unfavorable $0.4 billion immaterial adjustment related to correcting our hedge accounting practices. Refer to Note 19 to the condensed consolidated financial statements for further information regarding our hedging adjustment.

Automotive Cost of Sales

Automotive cost of sales decreased in the three months ended September 30 2008 by $0.3 billion (or 6.7%) due to favorable Foreign Currency Translation of $0.4 billion at GM Daewoo partially offset by unfavorable Foreign Currency Translation of $0.1 billion related to the Australian Dollar. Increased volume of $0.1 billion at GM Holden and our subsidiaries in Thailand was offset by a decline in GM Daewoo export volumes.

Automotive cost of sales increased in the nine months ended September 30 2008 by $0.8 billion (or 5.9%) driven by: (1) unfavorable volume and mix of $1.0 billion; (2) unfavorable Foreign Currency Translation of $0.3 billion related to the Australian Dollar; and (3) increased other expenses of $0.1 billion primarily related to engineering expense at GM Daewoo; offset by (4) favorable Foreign Currency Translation at GM Daewoo of $0.6 billion.

Automotive cost of sales rate increased in the three months ended September 30, 2008 to 93.3% from 90.2% as the reduction in production cost from volume decline did not fully offset the increase in structural cost included in Automotive cost of sales.

Automotive cost of sales rate increased in the nine months ended September 30, 2008 to 93.5% from 89.7% as increased structural costs in Automotive cost of sales outpaced the increase in Total net sales and revenue, which included an unfavorable adjustment related to correcting our hedge accounting practices mentioned above.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Selling, General and Administrative Expense

Selling, general and administrative expense increased in the three months ended September 30 2008 by $54 million (or 15.2%) due to increased selling expenses of $29 million, primarily at GM Daewoo and GM Holden and increased general administrative expenses of $24 million in line with the expanded operations across various business units in the region.

Selling, general and administrative expense increased in the nine months ended September 30 2008 by $200 million (or 19.6%) due to increased selling expenses of $111 million, primarily at GM Daewoo and GM Holden and increased general administrative expenses of $87 million in line with the expanded operations across various business units in the region.

Automotive Interest and Other Income (Expense), Net

Automotive interest and other income (expense), net decreased in the three and nine months ended September 30, 2008 by $33 million and $68 million, respectively, due to lower interest income.

Equity Income, Net of Tax

Equity income, net of tax decreased in the three months ended September 30, 2008 by $36 million (or 41.9%) due to a decline in our China joint ventures’ income resulting primarily from decreased volume and mix of $35 million and sales allowances of $24 million. These decreases in income were partially offset by decreased material costs of $24 million.

Equity income, net of tax decreased in the nine months ended September 30, 2008 by $47 million or (14.0%) due to a decline in our China joint ventures’ income resulting primarily from sales allowances of $113 million and unfavorable mix of $44 million. These decreases in income were partially offset by decreased material costs of $70 million, decreased contribution costs of $24 million and increased volume of $23 million.

Minority Interests, Net of Tax

Minority interests, net of tax decreased in the three and nine months ended September 30 2008 by $0.1 billion (or 186.8%) and $0.4 billion (or 137.4%) due to decline in GM Daewoo income.

FIO Financial Review

Our FIO business includes our share of the operating results of GMAC’s lines of business consisting of Automotive Finance Operations, Mortgage Operations, Insurance, and Other, which includes GMAC’s Commercial Finance business and GMAC’s equity investment in Capmark Financial Group. Also included in FIO are two special purpose entities holding automotive leases previously owned by GMAC and its affiliates that we retained in connection with the divestiture of our 51% equity interest in GMAC in fiscal year 2006.

At December 31, 2007 we disclosed that we did not believe our investment in GMAC was impaired; however, there were many economic factors which were unstable at that time. Such factors included the instability of the global credit and mortgage markets, deteriorating conditions in the residential and home building markets, and credit downgrades of GMAC and GMAC’s subsidiary, Residential Capital, LLC (ResCap).

Through June 30, 2008 the economic factors mentioned above deteriorated beyond our previous expectations. The instability in the global credit and mortgage markets increased in North America and spread throughout Europe, and the residential and homebuilding markets continued to deteriorate in both continents. These factors were exacerbated by the increase in the cost of fuel, which lead to a decline in consumer demand for automobiles, particularly fullsize pick-up trucks and sport utility vehicles. This negatively affected GMAC’s North American automotive business, as the decline in certain residual values resulted in an impairment of vehicles on operating leases, and an overall decline in automotive sales resulted in a decline in the leasing and financing of vehicles.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In the three months ended September 30, 2008 the instability of the credit markets intensified in North America and Europe and resulted in an extreme lack of liquidity in the global credit markets resulting in prominent North American financial institutions declaring bankruptcy, being seized by the Federal Deposit Insurance Corporation (FDIC), or being sold at distressed valuations.

These economic factors negatively affected GMAC’s North American automotive business as well as ResCap’s residential mortgage business, which resulted in significant losses for both GMAC’s North American automotive operations and ResCap. Additionally, it was necessary for GMAC to continue to provide support to ResCap, and GMAC’s and ResCap’s credit ratings were each further downgraded several times.

Based on these factors, we believed that a decline in value of our investment in GMAC occurred in each of the three month periods ended March 31, June 30 and September 30, 2008. Accordingly, we performed an assessment in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB No. 18), to determine whether this decline in value was “other than temporary.” We concluded that certain of the declines were other than temporary and, accordingly, we reduced the carrying value of our investments to fair value as determined in accordance with SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). Our conclusions were reached after considering the severity of the impairment and whether the value would recover in a reasonable period. Continued low or decreased demand for automobiles, continued or increased instability of the global credit and mortgage markets, the lack of available credit, or a recession in North America, Europe, South America or Asia could further negatively affect GMAC’s lines of business, and result in future impairments of our investment in GMAC Common and Preferred Membership Interests. Additionally, as GMAC provides financing to our dealers as well as retail purchasers of our vehicles, further deterioration in these economic factors could cause our vehicle sales to decline. However, such declines may not result in further impairment charges if we determine they are temporary.

The following table summarizes the impairment charges we have recorded against our investment in GMAC Common and Preferred Membership Interests:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2008	2008
	(Dollars in millions)

GMAC Common Membership Interests	$—	$2,036
GMAC Preferred Membership Interests	251	1,001

Total	$251	$3,037

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

The following table summarizes the activity with respect to our investment in GMAC Common and Preferred Membership Interests:

	GMAC Common	GMAC Preferred
	Membership Interests	Membership Interests
	(Dollars in millions)

Balance at January 1, 2008	$7,079	$1,044
Our proportionate share of GMAC’s losses	(302)	—
Impairment charges	(1,310)	(142)
Other, primarily Accumulated other comprehensive income (loss)	(76)	—

Balance at March 31, 2008	5,391	902
Our proportionate share of GMAC’s losses	(1,204)	—
Impairment charges	(726)	(608)
Other, primarily Accumulated other comprehensive income (loss)	(7)	—

Balance at June 30, 2008	3,454	294
Our proportionate share of GMAC’s losses	(1,235)	—
Impairment charges	—	(251)
Other, primarily Accumulated other comprehensive income (loss)	(270)	—

Balance at September 30, 2008	$1,949	$43

In the three months ended June 30, 2008, residual values of sport utility vehicles and fullsize pick-up trucks experienced a sudden and significant decline as a result of a shift in customer preference to passenger cars and crossover vehicles and away from sport utility vehicles and fullsize pick-up trucks. In addition, in the three months ended September 30, 2008 residual values of fullsize pick-up trucks in Canada continued to significantly decline. This decline in residual values is the primary factor responsible for the impairment charge of $0.8 billion and $0.1 billion recorded by GMAC and our FIO segment, respectively, in the nine months ended September 30, 2008 related to Equipment on operating leases, net. In addition to the impairment charges recorded, GMNA increased residual support and risk sharing accruals by $0.9 billion related to its obligations under residual support and risk sharing agreements related to Equipment on operating leases, net.

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

FIO reported loss before income taxes of $1.4 billion in the three months ended September 30, 2008 as compared to loss before income taxes of $0.7 billion in the corresponding period in 2007. FIO reported a loss before income taxes of $5.6 billion in the nine months ended September 30, 2008 compared to loss before income taxes of $0.4 billion in the corresponding period in 2007. Refer to the commentary below for a detailed discussion of the events and factors contributing to this change.

GMAC reported a net loss of $2.5 billion and $5.6 billion for the three and nine months ended September 30, 2008, respectively, compared to $1.6 billion in both corresponding periods in 2007. Results during the three months ended September 30, 2008, were attributable to a significant loss at ResCap, caused by continued adverse conditions in the mortgage business, and increased provision for credit losses related to deterioration in used vehicle prices and weaker consumer and dealer credit performance. Results were also adversely affected by realized losses, and valuation adjustments on assets held-for-sale and certain investment securities as a result of illiquidity in the credit and capital markets.

GMAC’s Global Automotive Finance operations experienced a net loss of $294 million and $753 million in the three and nine months ended September 30, 2008, respectively, compared to net income of $554 million and $1.3 billion in the three and nine months ended September 30, 2007, respectively. GMAC’s Global Automotive Finance operations experienced an increase in credit reserves as a result of continued deterioration in used vehicle prices, which affected certain retail balloon contracts and leases, as well as overall weakness in economic conditions during 2008. Also, results were effected by an impairment related to vehicle operating lease residual values, weaker consumer and dealer credit performance, and valuation losses on assets held-for-sale and certain investment securities due to weaker economic conditions. Additionally, declines in new vehicle financing originations due to tighter underwriting standards and lower industry sales adversely affected results.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC’s ResCap operations experienced net losses of $1.9 billion and $4.6 billion in the three and nine months ended September 30, 2008, respectively, compared to net losses of $2.3 billion and $3.4 billion in the three and nine months ended September 30, 2007, respectively. The 2008 results were adversely affected by continued pressure in the domestic housing markets and the foreign mortgage and capital markets. The adverse conditions resulted in lower net interest margins, high provisions for loan losses, lower loan production, realized losses on sales of mortgage loans, declines in fair value related to mortgage loans held-for-sale and trading securities and continued real estate investment impairments. As market conditions persist, particularly in the foreign markets, these unfavorable effects on ResCap’s results of operations may continue.

Net income from GMAC’s Insurance operations was $97 million and $364 million for the three and nine months ended September 30, 2008, respectively, compared to $117 million and $391 million in the corresponding periods in 2007. Net income in the three months ended September 30, 2008, decreased compared to the corresponding period in 2007 primarily due to higher realized investment losses, which were driven by an other-than-temporary impairment recognized on certain investment securities, losses on sales of securities to reduce portfolio exposure to the financial services sector, and unfavorable investment market volatility. The decrease was partially offset by a favorable settlement of a prior year tax return. Net income in the nine months ended September 30, 2008 decreased compared to the corresponding period in 2007 primarily due to an increase in insurance and investment losses, partially offset by a favorable resolution of a tax audit and the favorable settlement of a prior year tax liability.

GMAC’s Other operations experienced a net loss of $414 million and $574 million in the three and nine months ended September 30, 2008, respectively, compared to a net loss of $6 million and net income of $79 million in the three and nine months ended September 30, 2007, respectively. The decrease for both periods was primarily due to increased interest expense for corporate activities due to increased borrowings, other-than-temporary impairment recognized on certain investment securities due to adverse market conditions, decreased equity investment income and expenses related to the repurchase of equity-based compensation awards. The three and nine months ended September 30, 2008, also included intercompany eliminations of $19 million and $42 million, respectively, related to the extinguishment of ResCap debt, which are ultimately eliminated in consolidation. Other operations experienced equity investment net losses of $13 million and $61 million in the three and nine months ended September 30, 2008, respectively, compared to net income of $8 million and $68 million in the corresponding periods in 2007. The losses were primarily attributable to the decline in credit market conditions and unfavorable asset revaluations.

FIO’s Other Financing reported income before income taxes of $78 million in the three months ended September 30, 2008 as compared to income before income taxes of $110 million in the corresponding period in 2007. FIO Other Financing reported income before income taxes of $115 million in the nine months ended September 30, 2008 compared to income before income taxes of $395 million in the corresponding period in 2007. The decrease in income before income taxes in the three and nine months ended September 30, 2008 relates to the planned liquidation of our portfolio of equipment on operating leases and a $105 million impairment charge recorded on these operating leases in the nine months ended September 30, 2008.

FIO’s loss in the three and nine months ending September 30, 2008 included the impairment charges related to our investment in GMAC Common and Preferred Membership Interests discussed above. In the nine months ended September 30, 2008, we recorded impairment charges of $2.0 billion related to our investment in GMAC Common Membership Interests, and in the three and nine months ended September 30, 2008 we recorded impairment charges of $0.3 billion and $1.0 billion, respectively, related to our investment in GMAC Preferred Membership Interests.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Corporate and Other Operations

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		2008 vs. 2007 Change		2008 vs. 2007 Change
	2008	2007	2008	2007	Amount	%	Amount	%
	(Dollars in millions)

Total net sales and revenue	$—	$—	$—	$—	$—	n.m.	$—	n.m.

Automotive cost of sales	(727)	315	(668)	429	(1,042)	n.m.	(1,097)	n.m.
Selling, general and administrative expense	49	301	784	627	(252)	(83.7)%	157	25.0%
Other expense	707	405	4,300	1,125	302	74.6%	3,175	n.m.

Operating loss	(29)	(1,021)	(4,416)	(2,181)	992	97.2%	(2,235)	(102.5)%
Automotive interest and other income (expense), net	(102)	(12)	(243)	214	(90)	n.m.	(457)	n.m.

Loss from continuing operations before income taxes, other equity income and minority interests	(131)	(1,033)	(4,659)	(1,967)	902	87.3%	(2,692)	(136.9)%
Income tax expense (benefit)	68	39,113	1,758	38,682	(39,045)	(99.8)%	(36,924)	(95.5)%
Equity income, net of tax	1	—	1	2	1	—%	(1)	(50.0)%
Minority interests, net of tax	1	2	—	1	(1)	(50.0)%	(1)	(100.0)%

Net loss	$(197)	$(40,144)	$(6,416)	$(40,646)	$39,947	99.5%	$34,230	84.2%

n.m. = not meaningful

Corporate and Other includes certain centrally recorded income and costs, such as interest and income taxes, corporate expenditures, the elimination of inter-segment transactions and costs related to pension and OPEB for Delphi retirees and retirees of other divested businesses for which we have retained responsibility.

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Automotive cost of sales decreased in the three months ended September 30, 2008 by $1.0 billion, due to: (1) a net curtailment gain of $1.2 billion associated with the finalization of the Settlement Agreement; (2) a nonrecurring charge of $0.2 billion in the corresponding period in 2007 for additional pension expense related to the accelerated recognition of unamortized prior service cost; and (3) favorable Foreign Currency Translation of $0.1 billion. The effect of these items was partially offset by a charge of $0.5 billion associated with the salaried post-65 healthcare settlement. Automotive cost of sales decreased in the nine months ended September 30, 2008 by $1.1 billion. In addition to the above factors, legacy related costs consisting primarily of pension and OPEB expenses for GM and Delphi employees and retirees decreased an additional $0.1 billion.

Selling, general and administrative expense decreased in the three months ended September 30, 2008 by $0.3 billion (or 83.7%) due to: (1) recovery of $0.1 billion related to settlement of legal issues; (2) a charge of $77 million in the corresponding period in 2007 for additional pension expense related to the accelerated recognition of unamortized prior service cost; (3) resolution of various tax related matters of $43 million; and (4) a decrease in other administrative expenses of $24 million. Selling, general and administrative costs in the nine months ended September 30, 2008 increased $0.2 billion (or 25.0%) primarily due to net charges for settlement of legal matters of $0.2 billion.

Other expense increased in the three and nine months ended September 30, 2008 by $0.3 billion (or 74.6%) and $3.2 billion, respectively, primarily due to additional charges recorded for Delphi. In the three and nine months ended September 30, 2008, we recorded charges of $0.7 billion and $4.1 billion, respectively, related to the Benefit Guarantee Agreements and $0.1 billion and $0.2 billion, respectively, related to transactions with other FIO. In the corresponding periods in 2007, Other expenses

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

related primarily to charges of $0.4 billion and $0.9 billion, respectively, in connection with the Benefit Guarantee Agreements, and $0.1 billion and $0.2 billion, respectively, related to transactions with other FIO.

Automotive interest and other income (expense), net increased in net expense in the three and nine months ended September 30, 2008 by $0.1 billion and $0.5 billion, respectively, due to: (1) lower interest income, driven by lower interest rates and cash balances, of $0.1 billion and $0.2 billion, respectively; (2) unfavorable interest of $0.2 billion recognized in the three months ended June 30, 2007 in connection with various tax related items; partially offset by (3) a gain of $50 million from the sale of our common equity interest in Electro-Motive Diesel, Inc., recorded in the nine months ended September 30, 2008.

The decrease in Income tax expense (benefit) in the three and nine months ended September 30, 2008 primarily resulted from two factors: (1) no longer recognizing the income tax benefit of losses in the United States, Canada, Germany, Spain and the United Kingdom due to the effect of full valuation allowances in these jurisdictions; and (2) the effect of recording valuation allowances against our net deferred tax assets in the United States, Canada and Germany in the three and nine months ended September 30, 2007 and in Spain and the United Kingdom as it relates to the nine months ended September 30, 2008.

In the three months ended September 30, 2007, we concluded that it was more likely than not that we would not generate sufficient taxable income to realize our net deferred tax assets in the United States, Canada and Germany, either in whole or in part, and, accordingly, recorded full valuation allowances of $39.0 billion against these net deferred tax assets. This change was primarily due to a decline in actual results from our previous forecast and a significant downward revision in our near-term (2008 and 2009) financial outlook.

In addition, in the three months ended March 31, 2008, we determined that it was more likely than not that we would not realize our net deferred tax assets, in whole or in part, in Spain and the United Kingdom and recorded full valuation allowances of $0.4 billion against our net deferred tax assets in these tax jurisdictions. The following summarizes the significant changes occurring in the three months ended March 31, 2008, which resulted in our decision to record these full valuation allowances.

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

Based on our analysis, we concluded that it was more likely than not that we would not realize our net deferred tax assets, in whole or in part, in the United Kingdom and Spain and recorded full valuation allowances. As a result of the full valuation allowances, we did not record tax benefits for losses incurred in these tax jurisdictions in the three and nine months ended September 30, 2008.

A description of our method to determine if our deferred tax assets are realizable is included in “Critical Accounting Estimates — Deferred Taxes” later in this MD&A.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Key Factors Affecting Future and Current Results

2008 GM-UAW Settlement Agreement

In February 2008, we entered into the Settlement Agreement with the UAW and Class Counsel representing the class of GM-UAW retirees regarding postretirement healthcare coverage. The Settlement Agreement provides that responsibility for providing retiree healthcare for GM-UAW retirees, their spouses and dependents will permanently shift from us to a new retiree plan (New Plan) funded by a new independent Voluntary Employee Beneficiary Association trust (New VEBA). On July 31, 2008, the United States District Court for the Eastern District of Michigan (Court) approved the Settlement Agreement. The terms of the Settlement Agreement stipulated that it would not become effective until all appeals of the July 31, 2008 Court approval had been exhausted and we had completed discussions with the staff of the SEC regarding the accounting treatment for the transactions contemplated in the Settlement Agreement on a basis we believe to be reasonably satisfactory.

On September 2, 2008, (Final Effective Date), the judgment became final as the period to file appeals related to the Court’s order expired, with no appeals filed. In September 2008, we determined that discussions between us and the staff of the SEC regarding the accounting treatment for the transaction contemplated by the Settlement Agreement were completed on a basis we believe to be reasonably satisfactory. Therefore, the Settlement Agreement is now effective and under the terms of the Settlement Agreement, on January 1, 2010 (Implementation Date), our obligation to provide retiree healthcare coverage for GM-UAW retirees and beneficiaries will terminate. The obligation for all retiree medical claims incurred on or after such date will be the responsibility of the New Plan and New VEBA. At that time, we will account for the establishment and funding of the New VEBA as a termination of our UAW hourly medical plan and Mitigation Plan in accordance with SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106).

As allowed by the Settlement Agreement and consented to by the Class Counsel, we are deferring $1.7 billion of payments contractually required under the Settlement Agreement to the New VEBA including interest on the 6.75% Series U Convertible Senior Debentures due December 31, 2012 (Convertible Note), annual wage payments, annual base payment and the Shortfall Payment of $165 million due in 2008 as described below, which were originally required to be contributed in 2008 and 2009. These payments are deferred until the Implementation Date and will be increased by an annual interest rate factor of 9.0%.

The following table summarizes our contractual contributions to the New VEBA as required by the Settlement Agreement under the assumption buyout options are not utilized:

	Years Ended December 31,
	2008	2009	2010	2011	2012	Thereafter	Total
	(Dollars in millions)

Cash	$—	$—	$1,840	$1,442	$454	$9,540	$13,276
Cash settlement of Short-Term Note	—	—	4,768	—	—	—	4,768
Cash payment of Convertible Note	—	—	926	295	4,668	—	5,889

Total contractual contributions (a)	$—	$—	$7,534	$1,737	$5,122	$9,540	$23,933

(a)	Total contractual contributions exclude any potential shortfall contributions (Shortfall Payments) as described below, other than the 2008 required Shortfall Payment, which was deferred until 2010. This table does not take into consideration the $450 million payment we committed to pay directly to the New VEBA to settle a UAW claim asserted against Delphi which is contingent upon substantial consummation of a Delphi plan of reorganization (POR). The table also assumes the Convertible Note is not converted prior to maturity.

The terms of the Settlement Agreement require us to make contributions to the New VEBA as described below:

•	We may contribute $5.6 billion on the Implementation Date or we may elect to make annual payments in varying amounts between $421 million and $3.3 billion through 2020. At any time after the Implementation Date, we will have the option to prepay all remaining payments;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•	In February 2008 we issued a $4.0 billion short-term note (Short-Term Note) to LBK, LLC, a Delaware limited liability company of which we are the sole member (LBK). The Short-Term Note pays interest at a rate of 9.0% and matures on or before the 20th business day after the Implementation Date. LBK will hold the Short-Term Note until maturity at which point the proceeds will be transferred to the New VEBA;
•	In February 2008 we issued $4.4 billion principal amount of our 6.75% Series U Convertible Senior Debentures due December 31, 2012 to LBK. LBK will hold the Convertible Note until it is transferred to the New VEBA. The Convertible Note is convertible into 109 million shares of our common stock. Interest on the Convertible Note is payable semi-annually. Interest payments of $296 million due in 2010, 2011 and 2012, after the Convertible Note is contributed to the New VEBA, will be made directly to the New VEBA (or any other holder of the Convertible Note);
•	Existing assets of the Mitigation Plan and a remaining $1.0 billion contribution due in 2011 to the New VEBA;
•	Approximately $285 million of other payments to be made on the Implementation Date; and
•	We may be required to contribute Shortfall Payments of $165 million per year, limited to a maximum of 20 payments, to the New VEBA if annual cash flow projections show that the New VEBA will become insolvent on a rolling 25-year basis. As mentioned above, when measuring our obligation at September 1, 2008, we assumed we would be required to make all 20 payments.
•	At any time after the Implementation Date we will have the option to prepay all remaining payments.

The minimum amount of contractual obligations that we are required to pay under the terms of the Settlement Agreement is $17.7 billion considering possible buyout options, with the maximum undiscounted amount of potential payments being $27.1 billion if all potential Shortfall Payments are made.

Refer to Note 10 to the condensed consolidated financial statements for more details of the Settlement Agreement and related accounting and to Note 11 for additional information regarding Delphi.

2008 Special Attrition Programs and U.S. and Canada Facility Idlings

In February 2008, we entered into agreements with the UAW and the IUE-CWA regarding special attrition programs which were intended to further reduce the number of hourly employees. The 2008 UAW Special Attrition Program offered to our 74,000 UAW-represented employees consisted of wage and benefit packages for normal and voluntary retirements and buyouts for pre-retirement employees with 26 to 29 years of service. In addition to their vested pension benefits, those employees that were retirement eligible will receive a lump sum payment, depending upon job classification, that will be funded from our U.S. hourly pension plan. For those employees not retirement eligible, other buyout options were offered. The terms offered to the 2,300 IUE-CWA represented employees are similar to those offered through the 2008 UAW Special Attrition Program. As a result of the 2008 Special Attrition Programs, we recognized curtailment losses and other special termination benefits in the nine months ended September 30, 2008 of $3.2 billion, which were recorded in Automotive cost of sales. Refer to Note 10 to the condensed consolidated financial statements for additional details on the financial statement effects of the 2008 Special Attrition Programs.

Approximately 18,700 employees have elected to participate in the 2008 Special Attrition Programs, with most employees leaving active employment on or before July 1, 2008. The expected cash expenditure for the 2008 Special Attrition Programs are $0.4 billion of which $0.3 billion was incurred in the nine months ended September 30, 2008. We expect total cash expenditures related to the 2008 U.S. and Canada announced capacity actions to be $1.4 billion, of which we plan to spend $0.1 billion in 2008, $0.6 billion in 2009, and $0.7 billion beyond 2009.

Delphi Bankruptcy

Background

In October 2005, Delphi filed a petition for Chapter 11 proceedings under the U.S. Bankruptcy Code for itself and many of its U.S. subsidiaries. Delphi’s financial distress and Chapter 11 filing posed significant risks to us for two principal reasons: (1) our production operations rely on systems, components and parts provided by Delphi, our largest supplier, and could be substantially disrupted if Delphi rejected its supply agreements or its labor agreements with us and thereby affected the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

availability or price of the required systems, components or parts; and (2) in connection with our 1999 spin-off of Delphi, we provided limited guarantees of pension and OPEB benefits for hourly employees represented by the UAW, the IUE-CWA, and the United Steel Workers (USW) who were transferred to Delphi from GM (Benefit Guarantee Agreements), which could have been triggered in connection with the Chapter 11 proceedings.

Since the filing, we have continued to work with Delphi, its unions and other interested parties to negotiate a satisfactory resolution to Delphi’s Chapter 11 restructuring process, including several interim agreements and the labor and settlement agreements discussed below.

Labor Settlements

In June 2007, we entered into a Memorandum of Understanding with Delphi and the UAW (Delphi UAW MOU) which included terms relating to the consensual triggering of the UAW Benefit Guarantee Agreement as well as additional terms relating to Delphi’s restructuring. Under the Delphi UAW MOU we also agreed to pay for certain healthcare costs of Delphi retirees and their beneficiaries in order to provide a level of benefits consistent with those provided to our retirees and their beneficiaries from the Mitigation Plan VEBA, which was formed pursuant to the Delphi UAW MOU. We also committed to pay $450 million to settle a UAW claim asserted against Delphi, which the UAW has directed us to pay directly to the Mitigation Plan or New VEBA, depending upon the timing of the payment. We also agreed that the applicable Benefit Guarantees will be triggered for certain UAW employees if Delphi terminates its pension plan, ceases to provide ongoing credited services, or fails or refuses to provide postretirement medical benefits for those UAW employees at any time before Delphi’s POR or a similar plan is consummated.

In August 2007, we entered into a Memorandum of Understanding with Delphi and the IUE-CWA (Delphi IUE-CWA MOU), and we entered into two separate Memoranda of Understanding with Delphi and the USW (collectively the USW MOUs). The terms of the Delphi IUE-CWA MOU and the USW MOUs are similar to the Delphi UAW MOU with regard to the consensual triggering of the Benefit Guarantee Agreements.

Delphi-GM Settlement Agreements

In September 2007, as amended in October and December, 2007, we entered into comprehensive settlement agreements with Delphi (Delphi-GM Settlement Agreements) consisting of a Global Settlement Agreement, as amended (GSA) and a Master Restructuring Agreement, as amended (MRA). The GSA was intended to resolve outstanding issues between Delphi and us that have arisen or may arise before Delphi’s emergence from Chapter 11. The MRA was intended to govern certain aspects of our ongoing commercial relationship with Delphi.

On September 12, 2008 we amended the terms of the GSA (Amended GSA) and MRA (Amended MRA) (collectively, Amended Delphi-GM Settlement Agreements). On September 26, 2008, the United States District Court for the Southern District of New York entered an order approving the implementation of the Amended Delphi-GM Settlement Agreements which then became effective on September 20, 2008. In connection with the Amended GSA, we and Delphi reached agreements with each of Delphi’s unions regarding the plan to freeze benefits related to the Delphi Hourly-Rate Employees Pension Plan (Delphi HRP), the cessation by Delphi of OPEB for Delphi hourly union represented employees and retirees, transfers pursuant to Internal Revenue Service (IRS) Code Section 414(l) of certain net liabilities from the Delphi HRP to our U.S. hourly pension plan, and the release by the unions, their members and their retirees of Delphi and us from claims related to such matters.

In addition, the more significant items contained in the Amended Delphi-GM Settlement Agreements include our commitment to:

•	Reimburse Delphi for its costs to provide OPEB to certain of Delphi’s hourly retirees from December 31, 2006 through the date that Delphi ceases to provide such benefits and assume responsibility for OPEB going forward;
•	Reimburse Delphi for the “normal cost” of credited service in Delphi’s pension plan between January 1, 2007 and the date its pension plans are frozen;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•	Transfer, under IRS Code Section 414(l), $2.1 billion of net liabilities from the Delphi HRP to our U.S. hourly pension plan on September 29, 2008 (First Hourly Pension Transfer) and remaining net liabilities, which are estimated to be $1.3 billion at September 30, 2008, upon Delphi’s substantial consummation of its POR consistent with the Amended Delphi-GM Settlement Agreements (Second Hourly Pension Transfer). Actual amounts of the Second Hourly Pension Transfer will depend on, among other factors, valuation of liability at transfer date and performance of pension plan assets;
•	Reimburse Delphi for all retirement incentives and half of the buyout payments made pursuant to the various attrition program provisions and to reimburse certain U.S. hourly buydown payments made to certain hourly employees of Delphi;
•	Award certain future product programs to Delphi, provide Delphi with ongoing preferential sourcing for other product programs, eliminate certain previously agreed upon price reductions, and restrict our ability to re-source certain production to alternative suppliers;
•	Reimburse certain U.S. hourly labor costs incurred to produce systems, components and parts for us from October 1, 2006 through September 14, 2015 at certain U.S. facilities owned or to be divested by Delphi (Labor Cost Subsidy);
•	Reimburse Delphi’s cash flow deficiency attributable to production at certain U.S. facilities that continue to produce systems, components and parts for us until the facilities are either closed or sold by Delphi (Production Cash Burn Support);
•	Pay Delphi $110 million in both 2009 and 2010 in quarterly installments in connection with certain U.S. facilities owned by Delphi (Facilitation Support);
•	Temporarily accelerate payment terms for Delphi’s North American sales to us upon substantial consummation of its POR, until 2012;
•	Beginning January 1, 2009, reimburse Delphi for actual cash payments related to workers compensation, disability, supplemental employment benefits and severance obligations for all current and former UAW-represented hourly active and inactive employees; and
•	Guarantee a minimum recovery of the net working capital that Delphi has invested in certain businesses held for sale.

Delphi agreed to provide us or our designee with an option to purchase all or any of certain Delphi businesses for one dollar if such businesses have not been sold by certain specified deadlines. If such a business is not sold either to a third party or to us or any affiliate pursuant to the option by the applicable deadline, we (or at our option, an affiliate) will be deemed to have exercised the purchase option, and the unsold business, including materially all of its assets and liabilities, will automatically transfer to the GM “buyer.” Similarly, under the Delphi UAW MOU if such a transfer has not occurred by the applicable deadline, responsibility for the affected UAW hourly employees of such an unsold business would automatically transfer to us or our designated affiliate. Upon emergence, Delphi also agreed to provide us with the right to access and operate four Delphi U.S. manufacturing facilities under certain circumstances.

The Amended GSA also resolves all claims in existence as of the effective date of the Amended Delphi-GM Settlement Agreements (with certain limited exceptions) that either Delphi or we have or may have against the other, including Delphi’s motion in March 2006 under the U.S. Bankruptcy Code to reject certain supply contracts with us. The Amended GSA and related agreements with Delphi’s unions releases us and our related parties, as defined, from any claims of Delphi and its related parties, as defined, as well as any employee benefit related claims of Delphi’s unions and hourly employees. Also pursuant to the Amended GSA, we have released Delphi and its related parties, as defined, from claims by us or our related parties, as defined.

Additionally, the Amended GSA provides that we will receive:

•	an administrative claim regarding the First Hourly Pension Transfer of $1.6 billion, of which we will share equally with the general unsecured creditors up to only the first $600 million in recoveries in the event Delphi does not emerge from bankruptcy;
•	an administrative claim for $2.1 billion for the total Delphi HRP transfer (inclusive of the administrative claim for the First Hourly Pension Transfer) to be paid in preferred stock upon substantial consummation of Delphi’s POR in which Delphi emerges with: (1) its principal core businesses; (2) exit financing that does not exceed $3.0 billion (plus a revolving credit facility); and (3) equity securities that are not senior to or pari passu with the preferred stock issued to us; and

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•	a general unsecured claim in the amount of $2.5 billion that is subordinated until general unsecured creditors receive recoveries equal to 20% of their general unsecured claims after which we will receive 20% of our general unsecured claim in preferred stock, with any further recovery shared ratably between us and general unsecured creditors.

The ultimate value of any consideration that we may receive is contingent on the fair market value of Delphi’s assets in the event Delphi fails to emerge from bankruptcy or upon the fair market value of Delphi’s securities if Delphi emerges from bankruptcy.

Delphi POR

The Bankruptcy Court entered an order on January 25, 2008 confirming Delphi’s POR. On April 4, 2008, Delphi announced that although it had met the conditions required to substantially consummate its POR, including obtaining $6.1 billion in exit financing, Delphi’s plan investors refused to participate in the closing of the transaction contemplated by the POR, which was commenced but not completed because of the plan investors’ position. We continued to work with Delphi and its stakeholders to facilitate Delphi’s efforts to emerge from bankruptcy, including the implementation of the Amended Delphi-GM Settlement Agreements. On October 3, 2008 Delphi filed a modified POR, which contemplates Delphi obtaining $3.8 billion in exit financing to consummate its modified POR. Given the current credit markets and challenges facing the auto industry, there can be no assurance that Delphi will be successful in obtaining $3.8 billion in exit financing to emerge from bankruptcy.

In May 2008, we agreed to advance up to $650 million to Delphi during 2008, which is within the amounts we would have owed under the Delphi-GM Settlement Agreements had Delphi emerged from bankruptcy in April 2008. In August 2008 we entered into a new agreement to advance up to an additional $300 million. This increased the amount we could advance to $950 million in 2008, which is within the amounts we would owe under the Delphi-GM Settlement Agreements if Delphi was to emerge from bankruptcy in December 2008. Upon the effectiveness of the Amended Delphi-GM Settlement Agreements, the original $650 million advance agreement matured, leaving a $300 million advance agreement. At September 30, 2008, no amounts were outstanding under our advance agreement with Delphi. Further, in October 2008, subject to Delphi obtaining an extension or other accommodation of its Debtor-in-Possession (DIP) financing through June 30, 2009, we agreed to extend the $300 million advance agreement through June 30, 2009 and to temporarily accelerate our North American payables to Delphi in the three months ended June 30, 2009, which is expected to result in additional liquidity to Delphi of $100 million in each of April, May and June of 2009. The potential temporary acceleration of payment terms, which was to occur upon substantial consummation of Delphi’s POR under the Amended Delphi-GM Settlement Agreements, is also subject to Delphi’s actual liquidity requirement.

We continue to work with Delphi and its stakeholders to facilitate Delphi’s efforts to emerge from bankruptcy.

Risks if Delphi Cannot Emerge From Bankruptcy

If Delphi is not successful in emerging from bankruptcy, we could be subject to some of the risks that we have reported since Delphi’s 2005 bankruptcy filing. For example, we may not be able to obtain the systems, components and parts that Delphi currently supplies to us. This could materially disrupt our operations including production of certain of our vehicles. In addition, although we would still receive an administrative claim for the First Hourly Pension Transfer, we would not receive any preferred stock as set forth in the Amended GSA.

GM Contingent Liability

In the three and nine months ended September 30, 2008 we recorded charges in Other expenses of $652 million and $4.1 billion, respectively, and charges in Automotive cost of sales of $105 million and $444 million, respectively. In the three and nine months ended September 30, 2007, we recorded charges in Other expenses of $350 million and $925 million, respectively. These charges reflect our best estimate of our obligations associated with the Benefit Guarantee Agreements and other amounts due under the Amended Delphi-GM Settlement Agreements. The charge recorded in the three months ended September 30, 2008 reflects our estimated obligations under the Amended Delphi-GM Settlement Agreements, net of estimated recoveries, updated to reflect current uncertainties related to the credit markets and challenges in the auto industry. Since 2005,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

we have recorded total charges of $11.7 billion in Other expenses in connection with the Benefit Guarantee Agreements and Amended Delphi-GM Settlement Agreements, which at September 30, 2008, reflects an estimate of no recovery for our unsecured bankruptcy claims. Due to the uncertainties surrounding Delphi’s ability to emerge from bankruptcy it is reasonably possible that additional losses could arise in the future, but we currently are unable to estimate the amount or range of such losses, if any.

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

Liquidity and Capital Resources

Investors or potential investors in our securities consider cash flows of the Automotive and Other business, which consists of our four regional Automotive segments and Corporate and Other, and FIO business to be relevant measures in the analysis of our various securities that trade in public markets. Accordingly, we provide supplemental statements of cash flows to aid users of our condensed consolidated financial statements in the analysis of liquidity and capital resources.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

This information reconciles to the condensed consolidated statements of cash flows after the elimination of “Net investing activity with Financing and Insurance Operations” and “Net financing activity with Automotive and Other Operations” line items shown in the table below. Following are such statements for the nine months ended September 30, 2008 and 2007:

	Automotive and Other		Financing and Insurance
	Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Net cash provided by (used in) continuing operating activities	$(10,487)	$2,042	$826	$1,599
Cash provided by discontinued operating activities	—	221	—	—

Net cash provided by (used in) operating activities	(10,487)	2,263	826	1,599
Cash flows from investing activities
Expenditures for property	(5,527)	(4,937)	—	(2)
Investments in marketable securities, acquisitions	(3,146)	(8,615)	(63)	(57)
Investments in marketable securities, liquidations	5,124	6,764	15	37
Proceeds from sale of business units/equity investments	—	5,354	—	—
Capital contribution to GMAC LLC	—	(1,022)	—	—
Operating leases, liquidations	—	—	3,014	2,463
Net investing activity with Financing and Insurance Operations	1,198	721	—	—
Other	(324)	(71)	352	48

Net cash provided by (used in) continuing investing activities	(2,675)	(1,806)	3,318	2,489
Cash used in discontinued investing activities	—	(22)	—	—

Net cash provided by (used in) investing activities	(2,675)	(1,828)	3,318	2,489
Cash flows from financing activities
Net increase (decrease) in short-term borrowing	257	(305)	(2,987)	(3,427)
Borrowings of long-term debt	5,581	1,919	—	—
Payments made on long-term debt	(847)	(1,244)	—	—
Net financing activity with Automotive and Other Operations	—	—	(1,198)	(721)
Cash dividends paid to stockholders	(283)	(425)	—	—

Net cash provided by (used in) continuing financing activities	4,708	(55)	(4,185)	(4,148)
Cash used in discontinued financing activities	—	(5)	—	—

Net cash provided by (used in) financing activities	4,708	(60)	(4,185)	(4,148)
Effect of exchange rate changes on cash and cash equivalents	(315)	292	—	—
Net transactions with Automotive/Financing Operations	51	(39)	(51)	39

Net decrease in cash and cash equivalents	(8,718)	628	(92)	(21)
Cash and cash equivalents at beginning of the period	24,549	23,774	268	349

Cash and cash equivalents at end of the period	$15,831	$24,402	$176	$328

Liquidity Overview

We have had significant losses from 2005 through the nine months ended September 30, 2008, attributable to operations and to restructurings and other charges such as support for Delphi and future cost cutting measures. We have managed our liquidity during this time through a series of cost reduction initiatives, capital markets transactions and sales of assets. However, the global credit market crisis has had a dramatic effect on our industry. In the three months ended September 30, 2008, the turmoil in the mortgage and overall credit markets, continued reductions in U.S. housing values, historically high prices for energy, the high likelihood that the United States and Western Europe have entered into a recession and the slowdown of economic growth in the rest of the world, created a substantially more difficult business environment. Vehicle sales in North America and Western Europe contracted severely and the pace of vehicle sales in the rest of the world slowed. Our liquidity position, as well as our operating performance, were negatively affected by these economic and industry conditions and by other financial and business factors, many of which are beyond our control. These conditions have generally worsened during October 2008, with sales of vehicles for the U.S. industry falling to 861,000 units, or a seasonally adjusted rate of 10.9 million units, which was the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

lowest level for October since 1982. We do not believe it is likely that these adverse economic conditions, and their effect on the automotive industry, will improve significantly in the near term, notwithstanding the unprecedented intervention by the U.S. and other governments in the global banking and financial systems.

In the nine months ended September 30, 2008, we used $9.7 billion of cash in operations and our liquidity position deteriorated by $11.1 billion. Our cash flow deteriorated primarily due to our significant operating loss, increases in inventory balances of $2.0 billion and a decrease in accounts payable and accruals of $2.5 billion.

We have taken far reaching actions to restructure our U.S. business, but the effects of current global economic and credit market conditions on the automotive industry require that we obtain additional near-term liquidity support. Based on our estimated cash requirements through December 31, 2009, we do not expect our current operations to generate sufficient cash flow to fund our obligations as they come due, and we do not currently have other traditional sources of liquidity available to fund these obligations.

On July 15, 2008, we announced a plan for a combination of operating and related initiatives, as well as asset sales and capital market activities, both to conserve cash and to generate incremental cash flows in a total amount of up to $15 billion. Reflecting the priority of addressing liquidity in the current financial environment, we announced additional operating changes on November 7, 2008. We expect these additional actions to provide an incremental $5 billion of cash savings through December 31, 2009, which combined with the previous initiatives announced on July 15, 2008 would conserve or generate cash of up to $20 billion. These various initiatives are described below, and many of them, particularly asset sales and capital market activities, will be very challenging given the current business and credit market environments. Moreover, the full impact of many of these actions will not be realized until the second half of 2009 or later, even if they are implemented successfully.

We are confident in our ability to execute those operating actions that are substantially within our control, including reductions in spending and working capital improvements. The success of our plans, however, necessarily depends on global economic conditions and the level of automotive sales, particularly in the United States and Western Europe. Our plans also assume that we will not be required to provide additional financial support to Delphi or GMAC beyond the level previously agreed to, that our trade suppliers will continue to conduct business with us on terms consistent with historical practice and that no other material adverse developments occur. In addition, our liquidity plans are subject to a number of other risks and uncertainties, including those described below under the heading “Risk Factors,” some of which are outside our control.

Based on our most recently available information (updated after the Form 8-K filed on November 7, 2008), even if we implement the planned operating actions that are substantially within our control, our estimated liquidity during the remainder of 2008 will be at or near the minimum amount necessary to operate our business. Looking into the first two quarters of 2009, even with our planned actions, our estimated liquidity will fall significantly short of the minimum amount necessary to operate our business unless economic and automotive industry conditions significantly improve, we receive substantial proceeds from asset sales, we take more aggressive working capital initiatives, we gain access to capital markets and other private sources of funding, we receive government funding under one or more current or future programs, or some combination of the foregoing occur. We are actively pursuing all of these possible sources of funding, but there can be no assurance that they will supply funds in amounts and timing sufficient to meet our liquidity requirements through the first two quarters of 2009 and perhaps in later periods.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is substantially dependent on the successful execution of many of the actions referred to above, on the timeline contemplated by our plans. Our interim condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Previous Restructuring Actions

From 2005 through 2007, we took a number of steps to restructure our North American operations for sustainable profitability. These included reducing structural costs by $9 billion per year, with plans to eliminate additional annual structural costs by 2011. In addition, we reached a historic agreement with the UAW in 2007 that provided the basis for a fully competitive manufacturing base in the United States by 2010. The UAW agreement also provided for the funding of retiree health care obligations by an independent VEBA trust, commencing in 2010. We also modified our salaried employee and executive pension plans and health care coverage to reduce our unfunded liability and made significant reductions in North American manufacturing capacity and headcount.

Our North American restructuring also emphasized a commitment to product excellence as evidenced by award-winning new product launches such as the Chevrolet Malibu, the Cadillac CTS and the Buick Enclave. In addition, we established a leadership position in advanced propulsion technologies, including fuel efficiency, biofuels, hybrids, electric vehicles and hydrogen fuel cells.

July 2008 Initiatives

During the period from 2005 to 2007, the U.S. total vehicle market ranged from 16.5 million to 17.5 million units per year, and as recently as May 2008, our operating plans were based on a market assumption of more than 15.5 million units in 2008 in the United States, which was in line with industry analysts’ consensus at that time. As global economic conditions deteriorated during 2008, we revised the assumptions underlying our operating plans and recognized that additional actions would be needed to position our operations for the continuing decline in new vehicle sales. As explained below, a decline in vehicle sales and production results in outflows of cash greater than collections of accounts receivables, which has a negative impact on our working capital. This working capital impact has the effect of reducing our operating cash flow at a higher rate than the decline in vehicle unit volume.

On July 15, 2008, we announced new planning assumptions based on a U.S. total vehicle market of 14.3 million units in 2008 and 2009, which was at or below industry analysts’ consensus, and a U.S. market share of 21% in those years. Accordingly, we undertook a number of initiatives aimed at conserving or generating approximately $15.0 billion of cash on an incremental basis through the end of 2009. These initiatives included approximately $10 billion of operating actions that are substantially within our control, including structural cost reductions, reducing capital spending, improving working capital, reaching agreement to defer approximately $1.7 billion of scheduled payments to the UAW VEBA, and eliminating the dividend paid on our common stock. Further information about these actions follows:

•	Salaried employment savings (estimated $1.5 billion effect) — We are executing salaried headcount reductions in the U.S. and Canada through normal attrition, early retirements, mutual separation programs and other tools. In September 2008, we extended voluntary early retirement offers under our Salaried Retirement Window Program (Salaried Window Program) to certain of our U.S. salaried employees. Employees accepting the Salaried Retirement Window Program were required to do so no later than October 24, 2008, with the majority of retirements taking place on November 1, 2008. As of October 31, 2008, 3,460 employees had irrevocably accepted the Salaried Retirement Window Program, which was in excess of the 3,000 needed to achieve our financial target. In addition, health care coverage for U.S. salaried retirees over 65 has been eliminated, effective January 1, 2009. Furthermore, there will be no new base compensation increases for U.S. and Canadian salaried employees for the remainder of 2008 and 2009. We are also eliminating discretionary cash bonuses for the executive group in 2008.
•	GMNA structural cost reductions (estimated $2.5 billion effect) — Significant progress has been made towards achieving GMNA’s structural cost reduction target. We have accelerated cessation of production at two assembly facilities in addition to shift and line-rate reductions at other facilities. Truck capacity is expected to be reduced by 300,000 vehicles by the end of 2009. Promotional and advertising spending is being reduced by 25% and 20%, respectively, and engineering spending is being curtailed as well. In addition, we are implementing significant reductions in discretionary spending (e.g., travel, non-core information technology projects and consulting services).
•	Capital expenditure reductions (estimated $1.5 billion effect) — The major components of this reduction are related to a delay in the next generation large pick-up truck and sport utility vehicle programs, as well as V-8 engine development.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

There will also be reductions in non-product capital spending. These reductions will be partially offset by increases in powertrain spending related to alternative propulsion, small displacement engines and fuel economy technologies.

•	Working capital improvements (estimated $2.0 billion effect) — Actions are being taken to improve working capital by approximately $1.5 billion in North America and $0.5 billion in Europe by December 31, 2009, primarily by reducing raw material, work-in-progress and finished goods inventory levels as well as implementing lean inventory practices at parts warehouses. All these initiatives are on track for completion prior to December 31, 2009.
•	UAW VEBA payment deferrals (estimated $1.7 billion effect) — Approximately $1.7 billion of payments that had been scheduled to be made to a temporary asset account in 2008 and 2009 for the establishment of the New VEBA has been deferred until 2010. The outstanding payable resulting from this deferral will accrue interest at 9% per annum. The UAW and Class Counsel have agreed that this deferral will not constitute a change in or breach of the Settlement Agreement. Within 20 business days of the Implementation Date, approximately $7.0 billion of deferred payments, plus interest plus additional contractual amounts will be due to the New VEBA.
•	Dividend suspension (estimated $0.8 billion effect) — Our Board of Directors has suspended dividends on our common stock.

The remaining $5 billion of our July liquidity plan included $2 billion to $4 billion of planned asset sales and $2 billion to $3 billion of fundraising in capital markets. We believed that these actions, together with the availability of $4.5 billion under our secured credit line, would provide sufficient liquidity for the balance of 2008 and 2009 as well. The status of these previously-announced activities as of November 7, 2008, is as follows:

•	Asset sales — We are exploring the sale of the HUMMER business, the Strasbourg transmission plant and the AC Delco business. We expect to shortly commence providing offering materials to potential buyers for the HUMMER and AC Delco aftermarket parts businesses pursuant to appropriate confidentiality agreements and have already commenced providing confidential offering materials for the Strasbourg transmission plant to interested parties. We are also in the process of monetizing idle or excess real estate, and several individual transactions are in various stages of execution.
•	Capital market activities — Our plan targeted at least $2.0 billion to $3.0 billion of financing during 2008 and 2009. However, due to the prevailing global economic conditions and our current financial condition and near-term outlook, we currently do not have access to the capital markets on acceptable terms. In the three months ended September 30, 2008, we executed $0.5 billion of debt-for-equity exchanges of our Series D convertible bonds due in June 2009. In addition, we have gross unencumbered assets of over $20 billion, which could support a secured debt offering, or multiple offerings, in excess of the initially targeted $2.0 billion to $3.0 billion, if market conditions recover. These assets include stock of foreign subsidiaries, brands, our investment in GMAC and real estate.

Recent Developments and November 2008 Initiatives

Since July, U.S. auto industry sales have continued to erode, with light vehicle sales declining to a seasonally adjusted annual rate of 10.9 million units in October 2008. In addition to the general economic factors discussed above, conditions in the credit markets caused GMAC, like many other lenders, to suspend or severely curtail lease financing and tighten credit standards for traditional retail financing, with the result that consumers find it more difficult to finance purchases of new vehicles. GMAC and other lenders also increasingly restricted dealer financing. In light of the continued deterioration of industry vehicle sales and generally worsening economic conditions, we are now basing our operating plans on what we believe to be a conservative assumption of a 14.0 million unit U.S. total vehicle market in 2008 and 12.0 million for 2009, and we have concluded that our July 2008 initiatives will not be sufficient to ensure adequate liquidity through 2009 without further actions being taken.

As noted above, one consequence of the global economic downturn and credit crisis has been that capital markets have for all practical purposes been closed to GM for purposes of implementing the $2 billion to $3 billion of fundraising that was included in our July plan to bolster our liquidity during the remainder of 2008 and the first half of 2009. We explored a number of potential transactions to issue significant debt or equity capital during the three months ended September 30, 2008, but were unable to do so on acceptable terms. In the three months ended September 30, 2008, we exchanged $0.5 billion of principal amount of our outstanding Series D convertible bonds due in June 2009 for newly issued GM common stock. As it is unlikely we will be able to execute an additional capital markets transaction in the near term, our ability to meet our liquidity needs relies on

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

our ability to successfully implement other initiatives in our liquidity plans. The global credit market further deteriorated in September with the failures of several large financial institutions and the merger of others. Accordingly, on September 24, 2008, in order to have certainty of access to funding, we drew down the remaining $3.4 billion of funding available under our secured revolving credit facility. We had previously drawn $1.0 billion on August 1, 2008 to assist in meeting our seasonal working capital needs.

Reflecting the priority of addressing liquidity, we announced additional operating changes and other actions on November 7, 2008. Taken together, we expect these actions to provide an incremental $5 billion of cash savings through December 31, 2009, which combined with previous initiatives announced on July 15, 2008, would conserve or generate cash of up to $20 billion. These additional actions include:

•	Salaried employment savings (estimated $0.5 billion effect) — Additional salaried employment savings will be achieved through incremental workforce reductions in U.S. and Canada, including involuntary separation initiatives. In addition, we have announced the suspension of our matching contribution to certain defined contribution plans starting November 1, 2008 as well as suspension of other reimbursement programs for U.S. and Canadian salaried employees. We also expect to realize salaried employment savings in Western Europe in 2009 through a wage/salary freeze and other cost reduction initiatives.
•	Additional GMNA structural cost reductions (estimated $1.5 billion effect) — We expect to reduce GMNA structural cost by an additional $1.5 billion in 2009. These additional reductions would result from the recently announced acceleration of previously planned capacity actions and other plant operating plan changes, additional efficiencies in engineering resources aligned with further product plan changes, continued marketing spending reductions aligned with expected automotive industry conditions and intensified focus on discretionary spending reductions.
•	Additional working capital reductions (estimated $0.5 billion effect) — GMNA is targeting approximately $0.5 billion of additional working capital reductions beyond the original 2008 target reduction level of $1.5 billion. This additional target reduction is expected to be achieved by continuing to focus on inventory reductions and initiatives related to accounts payables.
•	Additional capital expenditure reductions (estimated $2.5 billion effect) — 2009 capital spending will be reduced from the revised target of $7.2 billion announced on July 15 to $4.8 billion. This reduction will be achieved primarily through deferrals of selected programs (e.g., the Cadillac CTS coupe and the next generation Chevy Aveo for the global market) and related capacity reduction projects. However, we are still planning to increase global spending for fuel economy improvements, and spending related to the Chevy Volt will continue. Beyond 2009, capital expenditures will stabilize in the $6.5 billion to $7.0 billion range (excluding China, which is self funded with our joint venture partner).

The actions announced in July and November are intended to conserve or generate cash of up to $20 billion in response to deterioration in the global economy, particularly the automotive industry, so that we can preserve adequate liquidity throughout the period from September 30, 2008 to December 31, 2009. However, the full effect of many of these actions will not be realized until later in 2009, even if they are successfully implemented. We are committed to exploring all of the initiatives discussed above because there is no assurance that industry or capital markets conditions will improve within that time frame. Our ability to continue as a going concern is highly dependent on the successful execution of many of the actions referred to above, on the timeline contemplated by our plans.

Liquidity Outlook

Based on our most recently available information (updated after the Form 8-K filed on November 7, 2008), even if we implement the planned operating actions that are substantially within our control, our estimated liquidity during the remainder of 2008 will be at or near the minimum amount necessary to operate our business. Looking into the first two quarters of 2009, even with our planned actions, our estimated liquidity will fall significantly short of the minimum amount necessary to operate our business unless economic and automotive industry conditions significantly improve, we receive substantial proceeds from asset sales, we take more aggressive working capital initiatives, we gain access to capital markets and other private sources of funding, we receive government funding under one or more current or future programs, or some combination of the foregoing occur. The success of our plans necessarily depends on global economic conditions and the level of automotive sales, particularly in the United States and Western Europe. Our plans also assume that we will not be required to provide additional

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

financial support to Delphi or GMAC beyond the level previously agreed to and that our trade suppliers will continue to conduct business with us on terms consistent with historical practice. Our suppliers could respond to an apparent weakening of our liquidity position by requesting quicker payment of invoices or other assurances. If this were to happen, our need for cash would be intensified and we may be unable to make payments to our suppliers as they become due.

In connection with their year-end audit of our annual financial statements, our independent auditors assess whether a statement should be included in their audit report related to the existence of substantial doubt related to our ability to continue as a going concern. If the report on our audited financial statements included such a statement, we would not be in compliance with the covenants in certain significant credit agreements, including our $4.5 billion secured revolving credit facility and $1.5 billion U.S. term loan, both of which would be callable by the lenders. Additionally, we have other significant obligations that include cross-default provisions that could be triggered by a failure to comply with those credit agreements. We would need to seek a waiver from the lenders for any covenant breaches or cross defaults, or arrange for substitute financing. There is no assurance that we could cure a default, secure a waiver or arrange substitute financing in such circumstances or that we would not incur significant costs in doing so.

On November 5, 2008 the DOE issued regulations under the EISA, which permit the DOE to lend up to $25 billion on favorable terms to automobile manufacturers and suppliers. We have analyzed the regulations on a preliminary basis, and we believe that a significant number of our projects through 2014 may qualify for funding under this program. The DOE will determine which projects qualify for support under the EISA, and once approved, the timing of disbursements of loan funding for these projects will depend upon the timing of the spending on those projects. GM intends to submit its first loan request before the end of 2008. The amount and timing of any loan will be subject to the DOE review and approval process, but we believe that it is likely that we will begin receiving project funds during 2009.

We have engaged in discussions with various U.S. federal government agencies and Congressional leaders about the large and important role that the domestic automotive industry plays in the U.S. economy and the need for immediate government funding support given the economic and credit crisis and its impact on the industry, including consumers, dealers, suppliers and manufacturers. Many in the government have acknowledged the important role of the industry in the national economy and our discussions are ongoing; at this point, their outcome can not be predicted with certainty.

In addition, we have recently explored the possibility of a strategic acquisition that we believed would generate significant cost reduction synergies and substantially strengthen our financial position in the medium and long term, while being neutral or modestly positive to cash flow even in the near term. While the acquisition could potentially have provided significant benefits, we have concluded that it is more important at the present time to focus on our immediate liquidity challenges and, accordingly, we have set aside consideration of such a transaction as a near-term priority. We frequently discuss matters of mutual interest with other auto manufacturers and, as a matter of policy, we generally do not comment on these private discussions, which in many cases do not lead anywhere.

Our liquidity plans are subject to a number of risks and uncertainties, including those described below under the caption “Risk Factors,” some of which are outside our control. If we are unable to make payments as they come due we could default on our indebtedness, which would force us to seek waivers of any covenant breaches on our indebtedness or obligations or arrange for substitute financing. There is no assurance that we could secure a waiver in such circumstances or that we would not incur significant costs in doing so. Additionally, we have significant obligations that include cross-default provisions that could be triggered by a failure to comply with certain significant credit agreements. We would need to seek a waiver from the lenders for any covenant breaches or cross defaults, or arrange for substitute financing. There is no assurance that we could cure a default, secure a waiver or arrange substitute financing in such circumstances or that we would not incur significant costs in doing so. The success of our plans necessarily depends on global economic conditions and the level of automotive sales, particularly in the United States and Western Europe. In addition, our liquidity plan is based on assumptions that we are not required to provide additional financial support to Delphi or GMAC beyond the level previously agreed to, that our trade suppliers continue to conduct business with us consistent with historical practice and that no other material adverse developments occur.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive and Other

Available Liquidity

Automotive and Other (Automotive) available liquidity includes cash balances, marketable securities, and readily available assets of our VEBA trusts. At September 30, 2008, available liquidity was $16.2 billion compared with $21.0 billion at June 30, 2008, $27.3 billion at December 31, 2007 and $30.0 billion at September 30, 2007. The amount of consolidated cash and marketable securities is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

Although our cost reduction initiatives have reduced our ongoing need for cash compared to prior periods, we still expect to have substantial cash requirements going forward. Our future uses of cash will include, among other possible demands:

•	Costs to implement long-term cost savings and restructuring plans such as potential capacity reduction programs;
•	Continuing capital expenditures;
•	Scheduled U.S. term debt and lease maturities through 2009 of $2.3 billion;
•	Scheduled cash contributions of $7.2 billion in early 2010 for the benefit of the New VEBA trust for postretirement health care established pursuant to the Settlement Agreement; and
•	Continuing use of cash in our operations as a result of lower global industry sales.

As discussed above, we are experiencing a decline in vehicle sales in the North American and Western European markets that results in an unfavorable effect on working capital. In the United States, we generally recognize revenue and collect the associated receivable shortly after production, but pay our suppliers approximately 47 days later. Accordingly, we consistently have negative working capital. During periods of declining sales and production this results in outflows of cash greater than collections of accounts receivable, as we pay suppliers for materials on which we have previously recognized revenue and collected the associated receivable. When production and sales stabilize, this effect reverses and we return to a more regular pattern of working capital changes. If the volume of our sales declines further, there will continue to be an associated negative operating cash flow effect due to working capital changes, and it could be significant. However, if the downward trend of sales were to reverse, we would experience positive operating cash flow effects attributable to a reduction in working capital.

We manage our global liquidity centrally, which allows us to optimize funding of our global operations. At September 30, 2008, approximately 45% of our available liquidity was held in the U.S. In the nine months ended September 30, 2008, our U.S. liquidity position deteriorated mainly due to negative operating cash flow, payments to Delphi in connection to the Global Settlement Agreement and the Master Restructuring Agreement, and restructuring charges, partially offset by borrowings on our secured U.S. credit facility. This deterioration was particularly pronounced in the three months ended September 30, 2008, due to unusually high sales allowance reserves in North America related to our switch to emphasizing cash rather than financing incentives for vehicle sales. However, our U.S. operations have access to much of our overseas liquidity through inter-company arrangements. The following table summarizes our global liquidity:

	September 30,	December 31,	September 30,
	2008	2007	2007
	(Dollars in billions)

Cash and cash equivalents	$15.8	$24.6	$24.4
Marketable securities	0.1	2.1	2.0
Readily-available VEBA assets	0.3	0.6	3.6

Available liquidity	16.2	27.3	30.0
Available under credit facilities	2.2	9.7	9.5

Total liquidity	$18.4	$37.0	$39.5

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

The following table summarizes our VEBA assets:

	September 30,	December 31,	September 30,
	2008	2007	2007
	(Dollars in billions)

Total VEBA assets	$13.2	$16.3	$19.1
Readily-available VEBA assets	$0.3	$0.6	$3.6

The decrease in the total VEBA assets since December 31, 2007 was due to negative asset returns during the period and a $0.2 billion withdrawal of VEBA assets in the nine months ended September 30, 2008. In connection with the Settlement Agreement a significant portion of the VEBA assets have been allocated to the UAW Related Account, which will also hold the proportional investment returns on that percentage of the trust. No amounts will be withdrawn from the UAW Related Account including its investment returns from January 1, 2008 until transfer to the New VEBA. Because of this treatment, we are excluding any portion of the UAW Related Account from our available liquidity at and subsequent to December 31, 2007.

At the Implementation Date, we will be required to transfer $7.2 billion, including the deferred amounts discussed below, subject to adjustment, to the New VEBA. Further, we may either transfer an additional $5.6 billion, subject to adjustment, to the New VEBA at that time, or we may instead opt to make annual payments of varying amounts between $421 million and $3.3 billion through 2020. At any time after the Implementation Date we will have the option to prepay all remaining payments.

Credit Facilities

At September 30, 2008, we had $2.2 billion of unused credit capacity, of which $0.4 billion was available in the U.S., $0.4 billion was available in other countries where we do business and $1.4 billion was available in our joint ventures. The components of our available credit and unused credit capacity are discussed in the following paragraphs.

We have a $4.5 billion standby revolving credit facility with a syndicate of banks, which terminates in July 2011. At September 30, 2008, $4.4 billion was outstanding under the credit revolver. In addition to the outstanding amount at September 30, 2008, there were $13 million of letters of credit issued under the credit facility. Under the $4.5 billion secured facility, borrowings are limited to an amount based on the value of the underlying collateral. In addition to the $4.5 billion secured line of credit, the collateral also secures certain lines of credit, automatic clearinghouse and overdraft arrangements, and letters of credit provided by the same secured lenders, of $1.6 billion. In the event of work stoppages that result in the loss of a certain level of production, the secured facility would be temporarily reduced to $3.5 billion. At September 30, 2008, we had no further availability under this facility.

In August 2007, we entered into a revolving credit agreement expiring in August 2009 that provides for borrowings of up to $0.9 billion at September 30, 2008. This agreement provides additional available liquidity that we could use for general corporate purposes, including working capital needs. Under the facility, borrowings are limited to an amount based on the value of underlying collateral. The underlying collateral supported a borrowing base of $0.6 billion, $1.3 billion, and $1.2 billion at September 30, 2008, December 31, 2007 and September 30, 2007, respectively. At September 30, 2008, $0.5 billion was outstanding under this agreement, leaving $27 million available.

On September 23, 2008, we entered into a one-year revolving on-balance sheet securitization borrowing program that provides financing of up to $0.2 billion. The program replaced an off-balance sheet trade receivable securitization facility that expired on September 17, 2008. This new facility is in addition to an existing on-balance sheet securitization borrowing program that provides financing of up to $0.5 billion. As a part of these programs certain trade accounts receivables related to vehicle sales are isolated in wholly-owned bankruptcy remote special purpose entities, which in turn pledge the receivables to the lending institutions. The receivables pledged are not reported separately from other trade accounts receivables on the condensed consolidated balance sheet. At September 30, 2008, the amount of receivables pledged and borrowed under these programs was $1.0 billion and $0.4 billion, respectively. The pledged receivables are reported in Accounts and notes receivable, net and borrowings are reported as Short-term borrowings.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In addition, our consolidated affiliates with non-GM minority shareholders, primarily GM Daewoo, have a combined $1.4 billion in undrawn committed facilities.

Non-Cash Charges (Gains)

We have recorded significant non-cash charges (gains) related to impairments in our investments in GMAC Common and Preferred Membership interests, our FIO segment’s portfolio of equipment on operating leases, recording valuation allowances against our deferred tax assets, and the remeasurement of our pension and OPEB plans. The following table summarizes our more significant non-cash charges (gains):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in millions)

Impairment of GMAC Common Membership Interest	$—	$—	$2,036	$—
Impairment of GMAC Preferred Membership Interest	251	—	1,001	—
Impairment of FIO Equipment on operating leases, net	—	—	105	—
Impairment of long-lived assets	1	—	29	84
Net curtailment gain related to finalization of Settlement Agreement	(3,684)	—	(3,684)	—
Salaried post-65 healthcare settlement	1,172	—	1,172	—
Change in amortization period for pension prior service costs	—	1,310	—	1,310
Valuation allowances against deferred tax assets	—	39,032	379	39,032
Others	—	—	—	(47)

	$(2,260)	$40,342	$1,038	$40,379

Cash Flow

The decrease in available liquidity to $16.2 billion at September 30, 2008 from $27.3 billion at December 31, 2007 was primarily a result of negative operating cash flow driven by reduced production in North America and Western Europe, higher levels of capital expenditures, and payments to Delphi in connection with the GSA and the MRA.

Investments in marketable securities primarily consist of purchases, sales, and maturities of highly-liquid corporate, U.S. government, U.S. government agency and mortgage-backed debt securities used for cash management purposes. In the nine months ended September 30, 2008 we liquidated net $2.0 billion of marketable securities.

In the nine months ended September 30, 2008, Automotive and Other had negative cash flow from continuing operations of $10.5 billion on a net loss from continuing operations of $16.4 billion. That result compares with positive cash flow from continuing operations of $2.0 billion and net loss from continuing operations of $41.3 billion in the corresponding period of 2007. Operating cash flow in the nine months ended September 30, 2008 was unfavorably affected primarily by lower volumes and the resulting loss in North America and Western Europe.

Capital expenditures of $5.5 billion and $4.9 billion were a significant use of investing cash in the nine months ended September 30, 2008 and 2007, respectively. Capital expenditures were primarily made for global product programs, powertrain and tooling requirements.

Debt

Total debt, including capital leases, industrial revenue bond obligations and borrowings from GMAC at September 30, 2008 was $43.3 billion, of which $7.2 billion was classified as short-term or current portion of long-term debt and $36.1 billion was classified as long-term. At December 31, 2007, total debt was $39.4 billion of which $6.0 billion was short-term or current portion of long-term debt and $33.4 billion was long-term. This increase in total debt was primarily a result of new debt,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

including a secured revolving credit facility and other secured borrowings, partially offset by the retirement of term debt, convertible debt and capital leases.

At September 30, 2008 short-term borrowing and current portion of long-term debt of $7.2 billion includes $1.3 billion of debt issued by our subsidiaries and consolidated affiliates and $2.6 billion of related party debt, mainly dealer wholesale floor plan financing from GMAC. We have various debt maturities other than current of $0.6 billion in 2009, $0.4 billion in 2010, $6.2 billion in 2011 and various debt maturities of $28.9 billion thereafter.

In September 2008, we entered into agreements with a qualified institutional holder of our 1.50% Series D convertible senior debentures due in 2009 (Series D debentures). Pursuant to these agreements, we issued an aggregate of 44 million shares of our common stock in exchange for $0.5 billion principal amount of our Series D debentures. We entered into the agreements, in part, to reduce our debt and interest costs, increase our equity, and thereby, improve our liquidity. We did not receive any cash proceeds from the exchange of our common stock for the Series D debentures, which have been retired and cancelled. As a result of this exchange, we recorded a settlement gain of $19 million in the three and nine months ended September 30, 2008.

Net Debt

Net debt, calculated as cash, marketable securities and $0.3 billion of readily-available VEBA assets, ($0.6 billion at December 31, 2007), less the short-term borrowings and long-term debt, was $27.1 billion at September 30, 2008, compared with $12.1 billion at December 31, 2007.

Other Liquidity Issues

We believe that it is possible that issues may arise under various other financing arrangements from our 2006 restatement of prior consolidated financial statements. These financing arrangements consist principally of obligations in connection with sale/leaseback transactions, derivative contracts, and other lease obligations, including off-balance sheet arrangements, and do not include our public debt indentures. In the current period, we evaluated the effect under these agreements of our restatements and out of period adjustments identified in the current period, including our legal rights with respect to any claims that could be asserted, such as our ability to cure. Based on our review, we believe that, although no assurances can be given as to the likelihood, nature or amount of any claims that may be asserted, amounts at September 30, 2008 subject to possible claims of acceleration, termination or other remedies requiring payments by us are not likely to exceed $2.5 billion, consisting primarily of off-balance sheet arrangements. Moreover, we believe there may be economic or other disincentives for third parties to raise such claims to the extent they have them. Based on this review, we reclassified $257 million of these obligations from long-term debt to short-term debt at December 31, 2006. At September 30, 2008 and December 31, 2007, the amount of obligations reclassified from long-term debt to short-term debt based on this review was $136 million and $212 million, respectively. To date, we have not received any such claims and we do not anticipate receiving any such claims.

Subsequent to September 30, 2008, credit market volatility increased significantly, creating broad credit concerns. If this condition persists it will affect our ability to manage risks related to market changes in foreign currency exchange rates, interest rates and commodity prices to which we are exposed in the ordinary course of business as some derivative counterparties have been and may be unwilling to enter into transactions with us due to our credit rating.

In addition, based on the provisions of SFAS No. 157, which require companies to consider nonperformance risk, as part of the measurement of fair value of derivative liabilities, we may record changes in the fair value of our derivative liabilities based on our current credit standing. At September 30, 2008 our derivative liabilities totaled $3.4 billion.

GMAC Participation Agreement

On June 4, 2008, we, along with Cerberus ResCap Financing LLC (Cerberus Fund) entered into a Participation Agreement (Participation Agreement) with GMAC. The Participation Agreement provides that we will fund up to $0.4 billion in loans made by GMAC to ResCap through a $3.5 billion secured loan facility GMAC has provided to ResCap (ResCap Facility), and that the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Cerberus Fund will fund up to $0.4 billion. The ResCap Facility expires on May 1, 2010, and all funding pursuant to the Participation Agreement is to be done on a pro-rata basis between us and the Cerberus Fund.

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

The ResCap Facility is secured by various assets held by ResCap and its subsidiaries, and we are entitled to receive interest at LIBOR plus 2.75% for the amount we have funded pursuant to the Participation Agreement. In addition, we and the Cerberus Fund are also entitled to receive our pro-rata share of the 1.75% interest on GMAC’s share of the total outstanding balance. At September 30, 2008, ResCap had fully drawn down the maximum amount pursuant to the ResCap Facility, and we had funded our maximum obligation of $0.4 billion.

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

At September 30, 2008, in connection with these bankruptcy-remote subsidiaries we had vehicles subject to operating leases of $2.9 billion compared to $6.7 billion at December 31, 2007, other assets of $1.0 billion compared to $1.4 billion at December 31, 2007, outstanding secured debt of $1.8 billion compared to $4.9 billion at December 31, 2007 and equity of $2.0 billion compared to $3.3 billion at December 31, 2007. The value of vehicles subject to lease under these bankruptcy remote subsidiaries at September 30, 2008 includes an impairment charge of $0.1 billion recorded by our FIO segment in the nine months ended September 30, 2008, as a result of lower vehicle residual values given the deterioration in sport utility vehicle and fullsize pick-up truck residual values in the three months ended June 30, 2008.

The decrease in operating leases, secured debt and equity from December 31, 2007 is the result of the termination of some leases in the nine months ended September 30, 2008 and the repayment of the related secured debt. The secured debt has recourse solely to the leased vehicles and related assets. We continue to be obligated to the bankruptcy-remote subsidiaries for residual support payments on the leased vehicles in an amount estimated to equal $0.5 billion at September 30, 2008 and $0.9 billion at December 31, 2007, respectively. However, neither the securitization investors nor the trusts have any rights to the residual support payments. We expect the operating leases and related securitization debt to gradually amortize over the next one to two years, resulting in the release to these two bankruptcy-remote subsidiaries of certain cash flows related to their ownership of the securitization trusts and related operating leases.

The cash flow that we expect to realize from the leased vehicle securitizations over the next one to two years will come from three principal sources: (1) cash released from the securitizations on a monthly basis as a result of available funds exceeding debt service and other required payments in that month; (2) cash received upon and following termination of a securitization to the extent of remaining over collateralization; and (3) return of the residual support payments owing from us each month. In the nine months ended September 30, 2008, the total cash flows released to these two bankruptcy-remote subsidiaries was $1.1 billion. In aggregate, since the consummation of the GMAC Transaction, $2.1 billion have been released from these subsidiaries.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Negative industry conditions in North America continue to increase the risks and costs associated with vehicle lease financing. The impairments and increases in residual support and risk sharing accruals related to lease assets in the nine months ended September 30, 2008 were the results of reduced expectations of the cash flows from these lease arrangements.

We have already taken steps to reduce the percentage of our business that is retail leasing, with emphasis on curtailing high risk areas by reducing contracts with 24 to 27 month lease terms. GMAC, our largest provider of lease financing for our vehicles, is implementing other initiatives to reduce the risk in its lease portfolio, such as exiting incentive based lease financing in Canada and reducing its lease volume in the United States. We plan to continue to offer leasing options, though likely more narrowly targeted to certain products and segments. We are developing incentive programs to encourage consumers to purchase versus lease vehicles. Lease financing was used for approximately 16% of retail sales in the nine months ended September 30, 2008.

Status of Debt Ratings

Our fixed income securities are rated by four independent credit rating agencies: Dominion Bond Rating Services (DBRS), Moody’s Investor Service (Moody’s), Fitch Ratings (Fitch), and Standard & Poor’s (S&P). The ratings indicate the agencies’ assessment of a company’s ability to pay interest, distributions, dividends, and principal on these securities. Lower credit ratings generally represent higher borrowing costs and reduced access to capital markets for a company. Their ratings of us are based on information we provide as well as other sources. The agencies consider a number of factors when determining a rating including, but not limited to, cash flows, liquidity, profitability, business position and risk profile, ability to service debt, and the amount of debt as a component of total capitalization.

DBRS, Moody’s, Fitch, and S&P currently rate our credit at non-investment grade. The following table summarizes our credit ratings at November 7, 2008:

Rating Agency	Corporate	Secured	Senior Unsecured	Outlook

DBRS	CC	CCC (low)	CC	Negative
Fitch	CCC	B	CCC-	Credit Watch
Moody’s	Caa2	B1	Caa3	Negative
S&P	CCC+	B	CCC+	Credit Watch

Rating actions taken by each of the credit rating agencies from July 1, 2008 through November 7, 2008 are as follows:

DBRS: On August 18, 2008, DBRS downgraded our Corporate rating to B (low) from B (high), initiated coverage on our Secured rating at RR2/B (high), and confirmed our Senior Unsecured rating at RR4/CCC (high). On November 7, 2008, DBRS downgraded our Corporate rating to CC from B (low), our Senior Unsecured rating to CC from CCC (high), and our Senior Secured rating to CCC (low) from B (high). The outlook is negative.

Fitch: On September 22, 2008, Fitch downgraded our Corporate rating to CCC from B-, our Senior Secured rating to B/RR1 from BB-/RR1, and our Senior Unsecured rating to CCC-/RR5 from CCC+/RR5. On November 7, 2008, Fitch placed GM’s rating on Credit Watch with negative implications. The outlook is negative.

Moody’s: On July 15, 2008, Moody’s Investors Service placed our ratings under review for possible downgrade and lowered our Speculative Grade Liquidity rating to SGL-2 from SGL-1. On August 13, 2008, Moody’s Investors Service downgraded our Corporate ratings to Caa1 from B3, our Senior Secured rating to B1 from Ba3, and our Senior Unsecured to Caa2 from Caa1. On October 27, 2008 Moody’s Investor Service downgraded our Corporate rating to Caa2 from Caa1, our Senior Unsecured rating to Caa3 from Caa2, and our Senior Secured rating remains at B1. Our Speculative Grade Liquidity rating was lowered to SGL-4 from SGL-2. The outlook is negative.

S&P: On October 9, 2008, Standard and Poor’s Rating Services placed our ratings under Credit Watch with negative implications. On November 7, 2008, S&P downgraded our Corporate rating and Senior Unsecured rating to CCC+ from B- and our Senior Secured rating to B from B+. The outlook is negative.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

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

Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, which addresses aspects of the expanding application of fair value accounting. Refer to Note 13 to the condensed consolidated financial statements for additional information regarding the adoption and effects of SFAS No. 157.

Subsequent to September 30, 2008, credit market volatility increased significantly, creating broad credit concerns. If this condition persists it will affect our ability to manage risks related to market changes in foreign currency exchange rates, interest rates and commodity prices to which we are exposed in the ordinary course of business as some derivative counterparties have been and may be unwilling to enter into transactions with us due to our credit rating.

In addition, based on the provisions of SFAS No. 157, which require companies to consider nonperformance risk, as part of the measurement of fair value of derivative liabilities, we may record changes in the fair value of our derivative liabilities based on our current credit standing. At September 30, 2008 our derivative liabilities totaled $3.4 billion.

Fair Value Measurements on a Recurring Basis

In connection with the adoption of SFAS No. 157, we used Level 3, or significant unobservable inputs to measure 1.0% of the total assets that we measured at fair value, and 1.1% of the total liabilities that we measured at fair value. Level 3 inputs are estimates that require significant judgment and are therefore subject to change.

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

We adopted SFAS No. 157 on January 1, 2008 and had no transfers in or out of Level 3 in the three and nine months ended September 30, 2008.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Fair Value Measurements on a Nonrecurring Basis

The following tables summarize the financial instruments measured at fair value on a nonrecurring basis in periods subsequent to initial recognition:

		Fair Value Measurements Using
		Quoted Prices in			Three Months	Nine Months
		Active Markets	Significant Other	Significant	Ended	Ended
		for Identical	Observable	Unobservable	September 30,	September 30,
	September 30,	Assets	Inputs	Inputs	2008	2008
	2008	(Level 1)	(Level 2)	(Level 3)	Total Losses	Total Losses
	(Dollars in millions)

Assets
Investment in GMAC Common Membership Interests	$1,949	$—	$—	$1,949	$—	$(2,036)
Investment in GMAC Preferred Membership Interests	43	—	—	43	(251)	(1,001)

Total	$1,992	$—	$—	$1,992	$(251)	$(3,037)

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

At December 31, 2007 we disclosed that we did not believe our investment in GMAC was impaired; however, there were many economic factors which were unstable at that time. Such factors included the instability of the global credit and mortgage markets, deteriorating conditions in the residential and home building markets, and credit downgrades of GMAC and GMAC’s subsidiary, ResCap.

Through June 30, 2008 the economic factors mentioned above deteriorated beyond our previous expectations. The instability in the global credit and mortgage markets increased in North America and spread throughout Europe, and the residential and homebuilding markets continued to deteriorate in both continents. These factors were exacerbated by the volatility in the cost of fuel, which lead to a decline in consumer demand for automobiles, particularly fullsize pick-up trucks and sport utility vehicles. This negatively affected GMAC’s North American automotive business, as the decline in certain residual values resulted in an impairment of vehicles on operating leases, and an overall decline in automotive sales resulted in a decline in the leasing and financing of vehicles.

In the three months ended September 30, 2008 the instability of the credit markets intensified in North America and Europe and resulted in an extreme lack of liquidity in the global credit markets resulting in prominent North American financial institutions declaring bankruptcy, being seized by the FDIC, or being sold at distressed valuations.

These economic factors negatively affected GMAC’s North American automotive business as well as ResCap’s residential mortgage business, which resulted in significant losses for both GMAC’s North American automotive operations and ResCap. Additionally, it was necessary for GMAC to continue to provide support to ResCap, and GMAC’s and ResCap’s credit ratings were each further downgraded several times.

As a result of these factors, we evaluated our investment in GMAC Common and Preferred Membership Interests for possible impairment at each quarterly reporting period in 2008, and as a result recorded impairment charges in each of the three month periods ended March 31, June 30, and September 30, 2008.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

The following table summarizes the impairment charges we have recorded against our investment in GMAC Common and Preferred Membership Interests:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2008	2008
	(Dollars in millions)

GMAC Common Membership Interests	$—	$2,036
GMAC Preferred Membership Interests	251	1,001

Total	$251	$3,037

Continued low or decreased demand for automobiles, continued or increased instability of the global credit and mortgage markets, the lack of available credit, or a recession in North America, Europe, South America or Asia could further negatively affect GMAC’s lines of business, and result in future impairments of our investment in GMAC Common and Preferred Membership Interests. Additionally, as GMAC provides financing to our dealers as well as retail purchasers of our vehicles, further deterioration in these economic factors could cause our vehicle sales to decline.

In order to determine the fair value of our investment in GMAC Common Membership Interests, we first determined a fair value of GMAC by applying various valuation techniques to its significant business units, and then applied our 49% equity interest to the resulting fair value. Our determination of the fair value of GMAC encompassed applying valuation techniques, which included Level 3 inputs, to GMAC’s significant business units as follows:

•	Auto Finance — We obtained industry data, such as equity and earnings ratios for other industry participants, and developed average multiples for these companies based upon a comparison of their businesses to Auto Finance.
•	Insurance — We developed a peer group, based upon such factors as equity and earnings ratios and developed average multiples for these companies.
•	ResCap — We previously obtained industry data for an industry participant who we believe to be comparable, and also utilized the implied valuation based on an acquisition of an industry participant who we believe to be comparable. Due to prevailing market conditions at September 30, 2008 we do not believe that comparable industry participants exist; however, we believe that previous data used, in conjunction with certain publicly available information incorporated into our analysis, results in an appropriate valuation at September 30, 2008.
•	Commercial Finance Group — We obtained industry data, such as price and earnings ratios, for other industry participants, and developed average multiples for these companies based upon a comparison of their businesses to the Commercial Finance Group.

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

At June 30 and September 30, 2008 we adjusted our assumptions as to the appropriate discount rate to utilize in the valuation due to the changes in the market conditions which occurred in these periods. Additionally, we adjusted our assumptions as to the likelihood of payments of dividends and call date of the Preferred Membership Interests.

Off-Balance Sheet Arrangements

We use off-balance sheet arrangements where the economics and sound business principles warrant their use. Our principal use of off-balance sheet arrangements occurs in connection with the securitization and sale of financial assets.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

The financial assets we sold consist principally of trade receivables that are part of a securitization program in which we have participated since 2004. This program expired on September 17, 2008 and was not renewed. As part of this program, we sold receivables to a wholly-owned bankruptcy remote special purpose entity (SPE). The SPE is a separate legal entity that assumes the risks and rewards of ownership of those receivables. Receivables sold under the program were sold at fair market value and were excluded from our condensed consolidated balance sheets. The loss on trade receivables sold was included in Automotive cost of sales and was $2.6 million and $2.4 million in the nine months ended September 30, 2008 and 2007, respectively. The banks and the bank conduits had no beneficial interest in the eligible pool of receivables at September 30, 2008, December 31, 2007 and September 30, 2007. We did not have a retained interest in the receivables sold, but performed collection and administrative functions. The gross amount of proceeds received from the sale of receivables under this program was $1.6 billion and $0.6 billion in the nine months ended September 30, 2008 and 2007.

In addition to this securitization program, we participate in other trade receivable securitization programs in Europe. Some of our direct or indirect subsidiaries have entered into factoring agreements to sell certain trade receivables to banks and to factoring companies. Limits are based on contractually agreed upon amounts and/or on the entities’ balance of participating trade receivables. In 2008 the average facility limits for the participating entities were $79 million in total. The banks and factoring companies had a beneficial interest of $24 million, $26 million, and $18 million in the participating pool of trade receivables at September 30, 2008, December 31, 2007 and September 30, 2007, respectively.

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

The following table summarizes assets in off-balance sheet entities:

	September 30,	December 31,	September 30,
	2008	2007	2007
	(Dollars in millions)

Assets leased under operating leases	$1,384	$2,164	$2,181
Trade receivables sold	24	87	83

Total	$1,408	$2,251	$2,264

Guarantees Provided to Third Parties

We have provided guarantees related to the residual value of operating leases, certain suppliers’ commitments, and commercial loans made by GMAC and outstanding with certain third parties. The maximum potential obligation under these commitments is $796 million. This amount includes a guarantee provided to GMAC in Brazil in connection with dealer floor plan financing, which is secured by a $565 million certificate of deposit purchased from GMAC to which we have title.

In connection with certain divestitures of assets or operating businesses, we have provided guarantees with respect to benefits to be paid to former employees relating to pensions, postretirement health care and life insurance, the most significant of which we provided to Delphi. Since 2005, we have recorded charges of $11.7 billion related to the guarantees provided to Delphi. Due to the uncertainties surrounding Delphi’s ability to emerge from bankruptcy it is reasonably possible that we could record additional charges in the future, but we currently are unable to estimate the amount of range of such losses, if any.

Refer to Note 11 to the condensed consolidated financial statements for additional information on guarantees we have provided.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Decrease in Contractual Obligations

In our 2007 10-K, we reported minimum commitments under contractual obligations, which included obligations under our then current contractual labor agreements in North America. Before the Settlement Agreement could become effective, the Settlement Agreement was subject to the exhaustion of any appeals of the July 31, 2008 approval by the United States District Court for the Eastern District of Michigan and the completion of discussions between us and the staff of the SEC regarding the accounting treatment for the transactions contemplated by the Settlement Agreement on a basis we believed to be reasonably satisfactory. The Settlement Agreement became effective in September 2008.

The finalization of the Settlement Agreement decreased our related contractual obligations by $13.4 billion in the aggregate.

The following table summarizes the decreases, by period, in our contractual obligations as a result of the Settlement Agreement:

	2008	2009-2010	2011-2012	2013 and after	Total
	(Dollars in millions)

Postretirement benefits (a)(b)	$3,338	$6,802	$4,814	$—	$14,954
Less: VEBA assets (a)	(3,338)	(6,802)	(4,814)	—	(14,954)

Net postretirement benefits	—	—	—	—	—
Net increases due to finalization of the Settlement Agreement	—	—	7,590	12,015	19,605

Total	$—	$—	$7,590	$12,015	$19,605

Remaining balance postretirement benefits (a)	$728	$1,772	$5,248	$41,311	$49,059
Less: VEBA assets (a)	(728)	(621)	—	—	(1,349)

Net	—	1,151	5,248	41,311	47,710
Net increases (decreases) due to finalization of the Settlement Agreement	165	(246)	(3,636)	(29,286)	(33,003)

Total	$165	$905	$1,612	$12,025	$14,707

(a)	As reported in our 2007 10-K prior to the finalization of the Settlement Agreement.
(b)	Amounts include postretirement benefits under the current contractual labor agreements in North America. The remainder of the estimated liability for benefits beyond the current labor agreement and for essentially all salaried employees, is classified under remaining balance of postretirement benefits. These obligations are not contractual.

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

Our policy is to distribute dividends on our common stock based on the outlook and indicated capital needs of the business. Cash dividends per share on common stock were $0.50 and $0.75 in the nine months ended September 30, 2008 and 2007, respectively ($0.25 per quarter in the three months ended March 31, 2008 and June 30, 2008 and $0.25 per quarter in the three months ended March 31, 2007, June 30, 2007 and September 30, 2007.) At the February 5, 2008 and May 6, 2008 meetings of our Board of Directors, the Board approved the payment of a $0.25 quarterly dividend on common stock in the three months ended March 31, 2008 and June 30, 2008, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Employees

At September 30, 2008, we employed 252,000 employees. The following table summarizes our employment by region:

	September 30,	December 31,	September 30,
	2008	2007	2007
	(in thousands)

GMNA (a)	123	139	139
GME	56	57	58
GMLAAM	36	34	34
GMAP	35	34	34
Other	2	2	2

Total	252	266	267

(a)	Of the approximately 3,400 employees who have elected to participate in the Salaried Window Program a majority have left active employment prior to November 1, 2008.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which requires the use of estimates, judgments and assumptions that affect the reported assets and liabilities at the financial statement dates and the reported revenue and expenses for the periods presented. Our significant accounting policies and critical accounting estimates are consistent with those described in Note 2 to the consolidated financial statements and the MD&A section in our 2007 10-K, and are included in our 2007 10-K in their entirety. There were no significant changes in our application of our critical accounting policies in the nine months ended September 30, 2008 with the exception that we adopted the provisions of SFAS No. 157, as further described in Note 13 to the condensed consolidated financial statements. We believe the accounting policies related to our defined benefit pension and other postretirement benefits plans, sales incentives, deferred taxes, provision for policy, warranty and recalls, impairment of long-lived assets, derivatives and valuation of vehicle operating lease and lease residuals are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations.

We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. We have discussed the development, selection and disclosures of our critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosures relating to these estimates. Significant changes to our critical accounting estimates regarding defined benefit pension and other postretirement benefits plans, deferred taxes, the valuation of cost and equity method investments and the valuation of vehicle operating leases and lease residuals are discussed below.

Pensions

We account for our defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS No. 87) as amended by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158) which requires that amounts recognized in the financial statements be determined on an actuarial basis. This determination involves the selection of various assumptions, including an expected rate of return on plan assets and a discount rate. Certain of our pension plans were remeasured in the three months ended September 30, 2008.

The expected return on plan assets that is included in pension expense is determined from periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks using standard deviations, and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Accordingly, due to the primarily long-term nature of this assumption we have not revised it

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

for the remeasurements performed in the three months ended September 30, 2008, and further our net pension expense is based on the expected return on plan assets and not the actual return on plan assets. Differences between the expected return on plan assets and the actual return on plan assets are recorded to Other comprehensive income (loss) as an actuarial gain or loss, and subject to possible amortization into net pension expense over future periods. Therefore, despite the multiple remeasurements of our pension plans in the three months ended September 30, 2008, the effect of the recent downturn in the financial markets has not yet significantly affected our net pension expense.

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

As discussed in Note 10 to the condensed consolidated financial statements, our U.S. hourly pension plan projected benefit obligation (PBO) increased by $2.7 billion at September 1, 2008 pursuant to the Settlement Agreement and, as discussed in Note 11 to the condensed consolidated financial statements, increased $2.7 billion at September 30, 2008 pursuant to the Delphi First Hourly Pension Transfer. Additionally, our U.S. salaried pension plan PBO increased by $3.6 billion at July 1, 2008 pursuant to our increase in pension benefits for salaried retirees over 65 provided to offset the elimination of postretirement medical benefits. Accordingly, our sensitivity analysis regarding discount rates included in our 2007 Form 10-K may have changed significantly as a result of the aforementioned increases in PBO.

Other Postretirement Benefits

We account for our OPEB in accordance with SFAS No. 106 as amended by SFAS No. 158, which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination requires the selection of various assumptions, including a discount rate and health care cost trend rates used to value benefit obligations. In estimating the discount rate, we use an iterative process based on a hypothetical investment in a portfolio of high-quality bonds rated AA or higher by a recognized rating agency and a hypothetical reinvestment of the proceeds of such bonds upon maturity using forward rates derived from a yield curve until our U.S. OPEB obligation is defeased. We incorporate this reinvestment component into our methodology because it is not feasible, in light of the magnitude and time horizon over which our U.S. OPEB obligations extend to accomplish full defeasance through direct cash flows from an actual set of bonds selected at any given measurement date. We develop our estimate of the health care cost trend rates used to value benefit obligations through review of historical retiree cost data and near-term health care outlook which includes appropriate cost control measures we have implemented. Changes in the assumed discount rate or health care cost trend rate can have significant effect on our actuarially determined obligation and related OPEB expense.

Due to the events discussed in Note 10 to the condensed consolidated financial statements, we remeasured our U.S. OPEB obligation plans at various dates throughout the three months ended September 30, 2008. The following are the significant assumptions used in the measurement of the accumulated projected benefit obligations (APBO) for the various interim remeasurements:

Assumed Health-Care Trend Rates	2008

Initial health-care cost trend rate	8.2%
Ultimate health-care cost trend rate	5.0%
Number of years to ultimate trend rate	6

The U.S. health care trend rates are consistent with the rates used at December 31, 2007. Although the health care cost trend rate used in the remeasurements of our retiree medical plans in the three months ended September 30, 2008 was consistent with the rate used at December 31, 2007, the effect of the health care cost trend rate on the remeasurements of the UAW retiree medical plan obligation in the three months ended September 30, 2008 was largely eliminated as a result of the accounting

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

recognition of the Settlement Agreement. Accordingly, the effect of the health care cost trend rate on the valuation of our retiree health care obligations is significantly reduced from that disclosed in our 2007 Form 10-K.

The measurement of the APBO also requires the selection of a discount rate. For the UAW retiree medical plan, the discount rate used in the three months ended September 30, 2008 was based on a yield curve of representative high-quality AA rated bonds for the benefits to be paid for the period from the Effective Date to the Implementation Date and the Settlement Agreement’s discount rate of 9% for cash flows occurring after the Implementation Date. In estimating the discount rate for our other retiree medical plans, the discount rate used in the three months ended September 30, 2008 was based on a yield curve of representative high-quality AA rated bonds developed through the methodology described above.

Deferred Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” (SFAS No. 109) valuation allowances have been established for deferred tax assets based on a “more likely than not” threshold. Our ability to realize our deferred tax assets depends on our ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We consider the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•	Future reversals of existing taxable temporary differences;
•	Future taxable income exclusive of reversing temporary differences and carryforwards;
•	Taxable income in prior carryback years; and
•	Tax-planning strategies.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling three years of actual and current year anticipated results as our primary measure of our cumulative losses in recent years. However, because a substantial portion of those cumulative losses relate to various non-recurring matters and the implementation of our North American Turnaround Plan, we adjust those three-year cumulative results for the effect of these items. The analysis performed in the three months ended September 30, 2007 and March 31, 2008 indicated that in Canada, Germany, the United Kingdom and the United States, we had cumulative three-year losses on an adjusted basis. In Spain, we anticipated being in a cumulative three-year loss position in the near-term. This was considered significant negative evidence that is objective and verifiable and therefore, difficult to overcome. In addition our near-term financial outlook in these jurisdictions had deteriorated. Furthermore, as it relates to our assessment in the United States, many factors in our evaluation are not within our control, particularly:

•	The possibility for continued or increasing price competition in the highly competitive U.S. market;
•	Volatile fuel prices and the effect that may have on consumer preferences related to our most profitable products, fullsize pick-up trucks and sport utility vehicles;
•	Uncertainty over the effect on our cost structure from more stringent U.S. fuel economy and global emissions standards which may require us to sell a significant volume of alternative fuel vehicles across our portfolio;
•	Uncertainty as to the future operating results of GMAC; and
•	Acceleration of tax deductions for OPEB liabilities as compared to prior expectations due to changes associated with the Settlement Agreement.

Accordingly, in the three months ended September 30, 2007, we concluded that the objectively verifiable negative evidence of our recent historical losses combined with our challenging near-term outlook out-weighed other factors and that it was more likely than not that we would not generate taxable income to realize our net deferred tax assets, in whole or in part in Canada, Germany and the United States. As such, we recorded full valuation allowances against our net deferred tax assets in Canada, Germany and the United States of $39.0 billion in the three months ended September 30, 2007. In the three months ended March 31, 2008, we concluded that the objectively verifiable negative evidence of our recent historical losses combined with our challenging near-term outlook out-weighed other factors and that it was more likely than not that we will not generate taxable income to realize our net deferred tax assets, in whole or in part in Spain and the United Kingdom. As such, we recorded full valuation allowances against our net deferred tax assets in Spain and the United Kingdom of $379 million in the three months ended March 31, 2008.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

With regard to Canada, Germany, Spain, the United Kingdom and the United States, we continue to believe that full valuation allowances are needed against our net deferred tax assets. Our three-year adjusted cumulative loss in the United States in September 30, 2008 has increased from that at December 31, 2007. The factors leading to our decision to record full valuation allowances against our net deferred tax assets in Spain and the United Kingdom are discussed in Corporate and Other operations in this MD&A.

We currently have recorded full valuation allowances against our net deferred tax assets in Brazil. Such valuation allowances were initially recorded in 2005. In 2006, 2007 and in the nine months ended September 30, 2008, we have generated taxable income in Brazil and accordingly, have reversed a portion of that valuation allowance to offset the tax provision for income earned in those periods. It is reasonably possible that our Brazilian operations will generate taxable income in 2008 and may show a forecast of future taxable income at that time, which may result in a change in our judgment regarding the need for a full valuation allowance in Brazil. However, global economic conditions have become increasingly unstable and it is not possible to objectively verify this information at this time. Accordingly, we have continued to conclude that it is more likely than not that we will not realize our net deferred tax assets in Brazil.

If, in the future, we generate taxable income in Canada, Germany, Spain, the United Kingdom the United States or other tax jurisdictions where we have recorded full valuation allowances, on a sustained basis, our conclusion regarding the need for full valuation allowances in these tax jurisdictions could change, resulting in the reversal of some or all of the valuation allowances. If our Canadian, German, Spanish, United Kingdom, U.S. operations or operations in other tax jurisdictions generate taxable income prior to reaching profitability on a sustained basis, we would reverse a portion of the valuation allowance related to the corresponding realized tax benefit for that period, without changing our conclusions on the need for a full valuation allowance against the remaining net deferred tax assets.

Valuation of Cost and Equity Method Investments

Equity investees accounted for under the cost or equity method of accounting are evaluated for impairment in accordance with APB No. 18. An impairment charge would be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. In determining if a decline is other than temporary we consider such factors as the length of time and extent to which the fair value of the investment has been less than the carrying amount of the equity affiliate, the near-term and longer-term operating and financial prospects of the affiliate and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery.

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

In the three and nine months ended September 30, 2008, we recorded impairment charges related to our Common Membership Interests in GMAC of $0 and $2.0 billion and to our Preferred Membership Interests in GMAC of $251 million and $1.0 billion, respectively. In addition, we have continued to record our proportionate share of GMAC’s loss. At September 30, 2008, the balance of investment in our Common Membership Interests in GMAC was $1.9 billion and the balance of our Preferred Membership Interests in GMAC was $43 million. It is reasonably possible that in the near-term our proportionate share of future equity method losses related to our Common Membership Interests would reduce our recorded investment in these interests to zero. If this occurs, we would continue to record our proportionate share of future equity method losses to the extent of the sum of our additional investments in and advances to GMAC, which includes our Preferred Membership Interests and the participation in GMAC’s loan to ResCap, and our commitments to provide additional financial support to GMAC, which include our guarantees of the residual values of vehicles on operating leases.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

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

Residual values are initially determined by consulting independently published residual value guides. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and may make adjustments to the extent the expected value of the vehicle at lease termination declines. The adjustment may be in the form of revisions to the depreciation rate or recognition of an impairment charge. Impairment is determined to exist if the undiscounted expected future cash flows are lower than the carrying value of the asset. Additionally, for operating leases arising from vehicles sold to dealers, an adjustment may also be made to the estimate of marketing incentive accruals for residual support and risk sharing programs initially recognized when vehicles are sold to dealers. When a lease vehicle is returned to us, the asset is reclassified from Equipment on operating leases, net to Inventory at the lower of cost or estimated fair value, less costs to sell.

In the three months ended September 30, 2008, we decreased our accrual for residual support and risk sharing by $0.7 billion due to our recent experience related to dealer/lessee lease buy-outs and improvement in residual values of fullsize pick-ups and sport utility vehicles. In the nine months ended September 30, 2008 we increased our accrual for residual support and risk sharing by a net $0.9 billion and we recognized impairment charges of $0.1 billion.

Our depreciation methodology related to Equipment on operating leases, net considers our expectation of the value of the vehicles upon lease termination, which is based on numerous assumptions and factors influencing used automotive vehicle values. The critical assumptions underlying the estimated carrying value of automotive lease assets include: (1) estimated market value information obtained and used in estimating residual values; (2) proper identification and estimation of business conditions; (3) our remarketing abilities; and (4) our vehicle and marketing programs. Changes in these assumptions could have a significant effect the value of the lease residuals.

Sales Incentives

We record the estimated effect of sales incentives to our dealers and customers as a reduction of revenue at the later of the time of sale or when an incentive program has been announced to our dealers. There may be numerous types of incentives available at any particular time, including a choice of incentives for a specific model. Incentive programs are generally brand specific, model specific or regionally specific, and are for specified time periods, which may be extended. Significant factors used in estimating the cost of incentives include the volume of vehicles that will be affected by the incentive programs offered by product, product mix and the rate of customer acceptance of any incentive program, and the likelihood that an incentive program will be extended, all of which are estimated based on historical experience and assumptions concerning customer behavior and future market conditions. Additionally, when an incentive program is announced, we determine the number of vehicles in dealer inventory that are eligible for the incentive program, and record a reduction of our revenue in the period in which the program is announced. If the actual number of affected vehicles differs from this estimate, or if a different mix of incentives is actually paid, the reduction in revenue for sales incentives could be affected. As discussed above, there are a multitude of inputs affecting the calculation of the estimate for sales incentives, an increase or decrease of any of these variables could have a significant effect on the reduction of revenue for sales incentives.

Accounting Standards Not Yet Adopted

Accounting standards not yet adopted are discussed in Note 2 to the condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

In this report and in reports we subsequently file with the SEC on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, our use of the words “expect,” “anticipate,” “estimate,” “forecast,” “initiative,” “objective,” “plan,” “goal,” “project,” “outlook,” “priorities,” “target,” “intend,” “when,” “evaluate,” “pursue,” “seek,” “may,” “would,” “could,” “should,” “believe,” “potential,” “continue,” “designed,” “impact” or the negative of any of those words or similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. All statements in this report and subsequent reports which we may file with the SEC on Forms 10-K and 10-Q or file or furnish on Form 8-K, other than statements of historical fact, including without limitation, statements about future events and financial performance, are forward-looking statements that involve certain risks and uncertainties. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors that may be revised or supplemented in subsequent reports on SEC Forms 10-K, 10-Q and 8-K. Such factors include among others the following:

•	Our ability to maintain adequate liquidity and financing sources and an appropriate level of debt;
•	Our ability to complete planned asset sales;
•	Continued economic and automotive industry instability or poor economic conditions in the U.S. and global markets, including the credit markets, or changes in economic conditions, commodity prices, housing prices, currency exchange rates or political stability in the markets in which we operate;
•	Our ability to realize production efficiencies, to achieve reductions in costs as a result of the turnaround restructuring and health care cost reductions, to achieve planned levels of working capital reductions and to implement capital expenditures at levels and times planned by management;
•	Shortages of and price increases for fuel;
•	Market acceptance of our new products including cars and crossover vehicles;
•	The ability of our customers, dealers, distributors and suppliers to obtain adequate financing on acceptable terms to continue their business relationships with us;
•	Significant changes in the competitive environment, including as a result of industry consolidation, and the effect of competition in our markets, including on our pricing policies or use of incentives;
•	Changes in the existing, or the adoption of new laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of our products, the cost thereof or applicable tax rates;
•	The effectiveness of recent or future actions by the U.S. federal government, including the $25 billion loan program for automobile manufacturers and suppliers and recently enacted legislation relating to mortgage assets;
•	Costs and risks associated with litigation;
•	The final results of investigations and inquiries by the SEC;
•	The potential effect if we receive a “going concern” statement in our auditors’ report on our 2008 financial statements;
•	Changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, including the estimates for the Delphi pension benefit guarantees, which could result in an effect on earnings;
•	Negotiations and bankruptcy court actions with respect to Delphi’s obligations to us and our obligations to Delphi, negotiations with respect to our obligations under the benefit guarantees to Delphi employees and our ability to recover any indemnity claims against Delphi;
•	Labor strikes or work stoppages at our facilities or our key suppliers such as Delphi or financial difficulties at our key suppliers such as Delphi;
•	Additional credit rating downgrades and the effects thereof; and
•	Changes in relations with unions and employees/retirees and the legal interpretations of the agreements with those unions with regard to employees/retirees, including the negotiation of new collective bargaining agreements with unions representing our employees in the United States other than the UAW.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In addition, GMAC’s actual results may differ materially due to numerous important factors that are described in GMAC’s most recent report on SEC Form 10-K, which may be revised or supplemented in subsequent reports on SEC Forms 10-K, 10-Q and 8-K. The factors identified by GMAC include, among others, the following:

•	Rating agencies may downgrade their ratings for GMAC or ResCap in the future, which would adversely affect GMAC’s ability to raise capital in the debt markets at attractive rates and increase the interest that it pays on its outstanding publicly traded notes, which could have a material adverse effect on its results of operations and financial condition;
•	GMAC’s business requires substantial capital, and if it is unable to maintain adequate financing sources, its profitability and financial condition will suffer and jeopardize its ability to continue operations;
•	The profitability and financial condition of its operations are dependent upon our operations, and it has substantial credit exposure to us;
•	Recent developments in the residential mortgage market, especially in the nonprime sector, may adversely affect GMAC’s revenue, profitability and financial condition;
•	Changes in the competitive markets in which GMAC operates, including increased competition in the automotive financing, mortgage and/or insurance markets or generally in the markets for securitizations or asset sales, its margins could be materially adversely affected.

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

* * * * * *

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Except as discussed below, there have been no significant changes in our exposure to market risk since December 31, 2007. Refer to Item 7A in our 2007 10-K.

Subsequent to September 30, 2008, credit market volatility increased significantly, creating broad credit concerns. If this condition persists it will affect our ability to manage risks related to market changes in foreign currency exchange rates, interest rates and commodity prices to which we are exposed in the ordinary course of business as some derivative counterparties have been and may be unwilling to enter into transactions with us due to our credit rating.

In addition, based on the provisions of SFAS No. 157, which require companies to consider nonperformance risk, as part of the measurement of fair value of derivative liabilities, we may record changes in the fair value of our derivative liabilities based on our current credit standing. At September 30, 2008 our derivative liabilities totaled $3.4 billion.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

officer, principal operating officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chairman and Chief Executive Officer (CEO) and our Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), at September 30, 2008. Based on that evaluation, our CEO and CFO concluded that, at that date, our disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 were not effective at a reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. The effect of such weaknesses on our disclosure controls and procedures, as well as remediation actions taken and planned, are described in Item 9A, Controls and Procedures, of our Annual Report on Form 10-K for the year ended December 31, 2007.

Remediation and Changes in Internal Controls

We developed and are in the process of implementing remediation plans to address our material weaknesses. In the three months ended September 30, 2008 we hired a new Manager of Internal Controls and Sarbanes-Oxley Compliance to lead our corporate testing efforts and improve our internal control over financial reporting. The following specific remedial actions have been put in place to address our material weaknesses.

Employee Benefits material weakness:

•	Established and are currently executing against a project plan using internal and external resources to redesign, enhance and strengthen our roles and responsibilities and processes related to the communication and accounting for employee benefits.
•	Made significant progress in the compilation and analysis of world-wide benefit arrangements.
•	Made significant progress in strengthening the controls over the completeness and accuracy of census data for the actuarial valuation process.

Income Tax Accounting material weakness:

•	Continued to re-design and strengthen our tax accounting process using internal and external resources.
•	Implemented key controls at corporate and regions for identified critical work streams.

Period End Financial Reporting Process material weakness:

•	Implemented more stringent authorization and review procedures for manual journal entries recorded at the corporate level.
•	Performed parallel testing and user training for a new consolidation system.
•	Developed enhanced controls and user checklists to be used with the new consolidation system and related processes.

As discussed in our Annual Report on Form 10-K for the years ended December 31, 2007 and December 31, 2006, management concluded that controls over the period end financial reporting process were not operating effectively and that ongoing remediation is necessary to ensure that the following processes are implemented: (1) improved analysis; (2) continued review of complex accounting estimates and transactions; (3) integration of personnel with appropriate technical expertise into the close process; and (4) improved monitoring controls at Corporate Accounting and business units.

As previously noted, we augmented the resources in Corporate Accounting, the Tax Department and other key departments by utilizing 179 external resources for the quarter and implemented additional closing procedures in 2008. As a result, we believe that there are no material inaccuracies or omissions of material fact and, to the best of our knowledge, believe that the condensed consolidated financial statements at and for the three and nine months ended September 30, 2008, fairly present in all material respects our financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other than as described above, there have not been any other changes in our internal control over financial reporting in the three and nine months ended September 30, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* * * * * * *

Health Care Litigation — 2007 Agreement

In the previously reported class lawsuit brought in the U.S. District Court for the Eastern District of Michigan by the UAW and eight putative class representatives, UAW, et al. v. General Motors Corporation, we completed settlement negotiations and entered into the Settlement Agreement with the UAW and the putative classes on February 21, 2008. The Court certified the class and granted preliminary approval of the Settlement Agreement on March 4, 2008. Notice of the settlement was mailed to 520,000 class members, and the final hearing to review the fairness of the Settlement Agreement was held on June 3, 2008. On July 31, 2008, the Court approved the Settlement Agreement. On September 2, 2008, the judgment became final as the period to file appeals related to the Court’s order expired, with no appeals filed.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

* * * * * * *

GM Securities and Shareholder Derivative Suits

In the previously reported case, In re General Motors Corporation Securities and Derivative Litigation, on September 23, 2008 the United States District Court for the Eastern District of Michigan preliminarily approved the proposed settlement in the GM Securities litigation. The court set a hearing for final approval for December 22, 2008.

With regard to the shareholder derivative suits pending in the United States District Court for the Eastern District of Michigan, on September 23, 2008 the district court preliminarily approved the settlement. The Court set a hearing for final approval for December 22, 2008. The Notice and Stipulation of Settlement are available at www.gm.com.

In the previously reported case, Salisbury v. Barnevik, et al., brought in the Circuit Court of Wayne County, Michigan, the Court has continued the stay in the proceedings until November 2008.

* * * * * * *

GMAC Bondholder Class Actions

With respect to the previously reported litigation consolidated under the caption J&R Marketing SEP, et al. v. General Motors Corporation, et al., on October 9, 2008, the U.S. Court of Appeals for the Sixth Circuit denied plaintiffs’ motion for rehearing and rehearing en banc.

* * * * * * *

ERISA Class Actions

In connection with the previously reported case In re General Motors ERISA Litigation, the United States District Court for the Eastern District of Michigan gave final approval to the proposed settlement on June 5, 2008. In July 2008, one of the objectors to plaintiffs’ attorneys’ fees award filed an appeal with the United States Court of Appeals for the Sixth Circuit. On September 18, 2008, the Court of Appeals dismissed the appeal upon appellant-objector’s motion.

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

* * * * * * *

Patent and Trade Secrets Litigation

In the previously reported case John Evans and Evans Cooling Systems, Inc. v. General Motors Corporation, on October 28, 2008, the parties reached an agreement on a term sheet to settle the case. A definitive agreement is being drafted.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

* * * * * * *

Coolant System Class Action Litigation

As previously reported, in October 2007 the parties reached a tentative settlement that would resolve certain claims in the putative class actions related to alleged defects in the engine cooling systems in our vehicles. The settlement received final approval from the Circuit Court of Jackson County, Missouri on September 5, 2008 and from the Superior Court in Almeida County, California on October 23, 2008. The ruling of the California court remains subject to appeal.

As also previously reported, parallel class action was initiated in Canada alleging that 1995 to 2003 vehicles with 3.1, 3.4, 3.8 and 4.3 liter engines suffered from engine cooling system defects. On August 28, 2008, the parties reached a tentative settlement of the Canadian litigation on essentially the same terms as in the U.S. On October 30, 2008, the Superior Court in Ontario approved that settlement. The approval order remains subject to potential appeal.

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

* * * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

EPA Environmental Appeal Board Remands Hazardous Waste Region V Case, Affecting Regions II and III Enforcements

On June 22, 2008 the Environmental Protection Agency (EPA) Environmental Appeal Board reversed and remanded a 2006 Administrative Law Judge ruling that had found us liable for violating hazardous waste rules in Region V for the handling and storage of used solvents. As previously reported, EPA Regions II, III and V have brought enforcement actions against several of our assembly plants seeking penalties for alleged noncompliance with the Resource Conservation Recovery Act (RCRA) rules for the handling and storage of solvents used to purge colors from paint applicators. In March 2006 an administrative law judge found us liable for RCRA violations at three plants in Region V and assessed a $568,116 penalty. We are preparing for a fact hearing on remand.

* * * * * * *

Item 1A. Risk Factors

Other than discussed below, there have been no material changes to the Risk Factors as previously disclosed in Part I, “Item 1A Risk Factors” in our 2007 10-K.

We are dependent on asset sales and other operating initiatives and cash flow transactions because in the current environment our operations do not generate sufficient cash to fund our obligations as they come due.

Based on our estimated cash requirements through December 31, 2009, we do not currently expect our operations to generate sufficient cash flow to fund our obligations as they come due, and we do not currently have other traditional sources of liquidity available to fund these obligations. Accordingly, we are pursuing a combination of operating and related initiatives, as well as asset sales and capital market activities, to generate incremental cash flows as discussed above under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” These efforts will be very challenging given the current business environment and we cannot assure you that they will be sufficient to meet our short-term, medium-term and long-term liquidity needs.

In particular, one consequence of the global economic downturn and credit crisis has been an erosion of consumer confidence and demand for new vehicles, with October 2008 sales of light vehicles for the U.S. industry falling to their lowest level for October since 1982. Due to the prevailing global economic conditions as well as our current financial condition and near-term outlook, we currently do not have access to the capital markets on acceptable terms for purposes of implementing the $2 billion to $3 billion of fundraising that was included in our July 2008 liquidity plan and continues to be an important component of our capital planning. In addition, as a result of the global credit market crisis, conditions for asset sales have become very difficult as tight global credit conditions have adversely affected the ability of potential buyers to finance such asset purchases. We do not believe that these adverse conditions are likely to improve significantly in the near future.

Inadequate liquidity could materially and adversely affect our business operations in the future.

We require substantial liquidity to implement long-term cost savings and restructuring plans, continue capital spending to support product programs and development of advanced technologies, meet scheduled term debt and lease maturities, make scheduled cash contributions to the New VEBA trust for postretirement health care and to run our regular business operations. If we continue to operate at or close to the minimum cash levels necessary to support our regular business operations, we may be forced to further curtail capital spending, research and development and other programs that are important to the future success of our business. Our suppliers could respond to an apparent weakening of our liquidity position by requesting quicker payment of invoices or other assurances. If this were to happen, our need for cash would be intensified, and we may be unable to make payments to our suppliers as they become due.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Our efforts to maintain our liquidity position will be very challenging given the current business environment. Moreover, the full effect of many of these actions will not be realized until later in 2009, even if they are successfully implemented. Our ability to maintain adequate liquidity through the end of 2008 and during the first half of 2009 will depend significantly on the level of vehicle sales, completion of some of our planned asset sales, curtailment of operating expenses and capital spending even further than planned, generation of additional working capital or the availability of funding under one or more current or future federal government programs. We are committed to exploring all of these options because there is no assurance that industry or capital markets conditions will improve within that time frame. Even if we implement the planned operating actions that are substantially within our control, our estimated liquidity during the remainder of 2008 will be at or near the minimum amount necessary to operate our business. Looking into the first two quarters of 2009, even with our planned actions, our estimated liquidity will fall significantly short of the minimum required to operate our business unless economic and automotive industry conditions significantly improve, we receive substantial proceeds from asset sales, we take more aggressive working capital initiatives, we gain access to capital markets and other private sources of funding, we receive government funding under one or more current or future programs, or some combination of the foregoing occur.

In connection with their year-end audit of our annual financial statements, our independent auditor assesses whether a statement should be included in their audit report related to the existence of substantial doubt related to our ability to continue as a going concern. If the report on our audited financial statements included such a statement, we would not be in compliance with the covenants in certain significant credit agreements, including our $4.5 billion secured revolving credit facility and $1.5 billion U.S. term loan, both of which would be callable by the lenders. Additionally, if we fail to make payments on our obligations as they become due we could be in default on our indebtedness. In this connection, we have other significant obligations that include cross-defaults provisions that could be triggered by a failure to comply with those credit agreements. We would need to seek a waiver from the lenders of any covenant breaches or cross defaults, or arrange for substitute financing. There is no assurance that we could cure a default, secure a waiver or arrange substitute financing in such circumstances or that we would not incur significant costs in doing so.

Deterioration in U.S. and global financial markets has had and may continue to have a material adverse impact on consumers, dealers and suppliers.

The recent unprecedented deterioration in the U.S. and global credit markets and the financial services industry has negatively impacted our operations in several ways. For instance, market turmoil and tightening of credit, as well as the recent and dramatic decline in the housing market in the United States and Western Europe, has led to a lack of consumer confidence and widespread reduction of business activity generally and specifically to a rapid decline in vehicle purchases, which reduces our automotive revenues and operating cash flow. The recent decline in stock prices has also reduced the availability of funds for customers, dealers and suppliers that invested directly or indirectly in the stock market.

In addition, some of our suppliers are experiencing serious cash flow problems due to the credit market crisis, which could be aggravated by a reduction in production volumes not only by us but also by our competitors, who frequently purchase from the same suppliers that we do. When similar situations have occurred in the past, our suppliers have attempted to increase their prices, pass through increased costs, alter payment terms or seek other relief. Some of our suppliers may be forced to reduce their output, shut down their operations or file for bankruptcy protection, which in some cases would make it difficult for us to continue production of certain vehicles.

We do not expect that the difficult economic conditions, and their effect on the automotive industry, are likely to improve significantly in the near future, and any continuation or worsening of the credit crisis, or even the fear of such a development, could intensify the adverse effects of these difficult market conditions.

Negative developments in the availability or terms of consumer credit through GMAC or other sources could adversely affect our sales.

Based on our historical relationship, GMAC finances a significant percentage of our vehicle sales and virtually all of our U.S. sales involving subsidized financing such as sales incentives. Due to the current conditions in credit markets, GMAC is experiencing difficulty accessing new funding, and other sources of financing are not readily available to fully replace GMAC’s

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

role in supporting our dealers and their retail customers. GMAC recently announced that it has raised credit standards for new vehicle purchasers. In addition, GMAC has stopped leasing in Canada and has almost eliminated the availability of vehicle leases in the U.S. due to the scarcity of new funding and the steep decline in residual values of leased vehicles. If consumers are unable to obtain financing on a timely basis and on reasonable terms, demand for our vehicles could be adversely affected. Many of our competitors have captive finance subsidiaries that are better capitalized than GMAC and so may be able to offer credit to consumers on better terms than GMAC is able to offer. Additionally, other lenders have tightened their lending standards making it more difficult for consumers to qualify for loans or to borrow money on a timely basis or reasonable terms, which could reduce the demand for our vehicles.

Similarly, many of the dealers that sell our products rely on GMAC financing to purchase our vehicles on a wholesale basis. Any decline in the availability of GMAC wholesale dealer financing, whether as a result of GMAC’s liquidity constraints or otherwise, may cause dealers to modify, delay or cancel their plans to purchase vehicles from us. Additionally, any decline in the availability of other sources of dealer financing could have a similar adverse effect.

Consolidation within the automotive industry may provide our competitors with a cost or strategic advantage.

The automotive industry is highly competitive and manufacturing capacity currently exceeds demand, particularly in established markets like the United States and Europe, which have traditionally accounted for a significant portion of our sales and profitability. Many analysts predict consolidation will occur in the auto industry in response to the current industry weakness. We recently explored the possibility of a strategic acquisition that we believed would generate significant cost reduction synergies and substantially strengthen our financial position in the medium and long term, while being neutral or modestly positive to cash flow even in the near term. While the acquisition could potentially have provided significant benefits, we have concluded that it is more important at the present time to focus on our immediate liquidity challenges and, accordingly, we have set aside consideration of such a transaction as a near-term priority.

If industry consolidation occurs among our competitors, they may be able to reduce their fixed costs, achieve higher levels of penetration in the markets in which we compete, gain access to new technologies and take advantage of other synergies. Such consolidation by our competitors could lead to increased competition with more efficient manufacturers in the markets in which we operate and have an adverse affect on our business.

There can be no assurance that the $25 billion loan program for automobile manufacturers and suppliers will provide loans to us on a timely or sufficient basis.

The EISA authorizes the DOE to lend up to $25 billion on favorable terms to automobile manufacturers and suppliers. We can provide no assurance, however, as to the amount or timing of any loans that might be made available to us under the program. Under the EISA, the DOE is authorized to select projects by determining whether the loan recipient (1) is financially viable without the receipt of the federal loan, (2) will provide sufficient information to the DOE to ensure that the funds are expended efficiently and effectively and (3) has met other criteria that may be established by the DOE. In addition, in order for an automobile manufacturer to be eligible for a loan it must satisfy average fuel economy requirements set forth in regulations promulgated by the DOE. These various criteria and limitations could materially diminish our benefits from this program.

Although we believe, based on our preliminary analysis of these issued regulations, that a significant number of our projects through 2014 may qualify for funding under this program, the actual qualification of these projects will be subject to DOE review and approval. In addition, we expect that many vehicle manufacturers and their suppliers will apply for loans and assistance under this program, so it is not clear how much of the total $25 billion of authorized loans will be made available to us. Furthermore, it is not clear how soon any loans might be made available to us, and the timing of disbursements of loan funding for any approved project would also depend upon the timing of our expenditures for those projects.

There can be no assurance that the global automobile market will not suffer a significant further downturn.

The challenging automobile market conditions that began a few years ago in North America have continued and in the most recent quarter expanded to some of our other operating regions. While the recent financial crisis and turmoil has affected our

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

vehicle sales in historically mature markets more severely than our sales in emerging markets, all regions and countries around the world are affected by the global turmoil caused by the severe limitations on availability of credit, the threat of global recession, the uncertainty of the global credit and mortgage markets and the volatility of oil prices. These world-wide economic problems could lead to a significant further downturn in the global automobile market and adversely affect our automotive sales in all of our operating regions.

We have agreed to fund a trust pursuant to the Settlement Agreement that will require us to contribute significant assets in a relatively short time period.

If the arrangements contemplated by the Settlement Agreement are implemented as expected in January 2010, we will be required to pay or transfer more than $25 billion in assets to the New VEBA in a relatively short time period. This amount includes $7.5 billion in cash, the transfer of $4.4 billion in convertible notes that were previously issued to a wholly-owned subsidiary and will mature in December 2012, and the transfer of amounts already funded by us in existing VEBAs. These payments or transfers will be made in the first three months of 2010. Further, in 2010, we may transfer an additional $5.6 billion to the New VEBA, subject to adjustment, or we may instead opt to make annual payments of varying amounts between $421 million and $3.3 billion through 2020. We may also contribute $1.6 billion immediately or opt to make up to 19 contingent payments of $165 million as necessary to support the New VEBA’s future solvency. Based on our estimated cash requirements through December 31, 2009, we do not currently expect our operations to generate sufficient cash flow to fund these obligations as they come due, and we do not currently have other traditional sources of liquidity available to fund these obligations. Accordingly, we are pursuing a combination of additional operating and related initiatives, as well as asset sales and capital market activities, to generate incremental cash flows. There can be no assurance, however, that we will be able to obtain all of the necessary funding that has not been set aside in existing VEBA trusts on terms that will be acceptable.

New laws, regulations or policies of governmental organizations regarding increased fuel economy requirements and reduced greenhouse gas emissions, or changes in existing ones, may have a significant negative effect on how we do business.

We are affected significantly by a substantial amount of governmental regulations that increase costs related to the production of our vehicles and affect our product portfolio. We anticipate that the number and extent of these regulations, and the costs and changes to our product line-up to comply with them, will increase significantly in the future. In the United States and Europe, for example, governmental regulation is primarily driven by concerns about the environment (including CO2 emissions), vehicle safety and fuel economy. These government regulatory requirements complicate our plans for global product development and may result in substantial costs, which can be difficult to pass through to our customers, and may result in limits on the types of vehicles we sell and where we sell them, which can affect revenue.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

The automotive industry has filed legal challenges to these state standards in California, Vermont and Rhode Island and dealers have filed a similar challenge in New Mexico. On September 12, 2007, the U.S. District Court for the District of Vermont rejected the industry’s position that such state regulation of CO2 emissions is preempted by federal fuel economy and air pollution laws. While the plaintiffs including us have appealed this decision and submitted opening briefs, there can be no assurance that the lower court’s order will be reversed. On December 12, 2007, the U.S. District Court for the Eastern District of California ruled against the federal preemption arguments made by the automotive industry but did not lift its order enjoining California from enforcing the AB 1493 Rules in the absence of a waiver by the EPA. The industry has responded to that ruling by seeking a permanent injunction against the AB 1493 Rules. A related challenge in California state court is pending. On December 21, 2007, the U.S. District Court for the District of Rhode Island denied the state’s motion to dismiss the industry challenge and announced steps for the case to proceed to trial. The defendants in the Rhode Island case have moved for dismissal of our complaint, and we are preparing a response. There can be no assurance that these legal challenges to the AB 1493 Rules will succeed.

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

In January 2008, the U.S. Bankruptcy Court entered an order confirming Delphi’s POR and related agreements including certain agreements with us. On April 4, 2008 Delphi announced that, although it had met the conditions required to substantially consummate its POR, including obtaining exit financing, Delphi’s plan investors refused to participate in a closing that was commenced but not completed on that date. The current credit markets, the lack of plan investors and the challenges facing the auto industry make it difficult for Delphi to emerge from bankruptcy. As a result, it is unlikely that Delphi will emerge from bankruptcy in the near-term, and it is possible that it may not emerge successfully or at all. We believe that Delphi will continue to seek alternative arrangements to emerge from bankruptcy, but there can be no assurance that Delphi will be successful in obtaining any alternative arrangements. In October 2008 we agreed subject to certain conditions to extend our outstanding $300 million advance to June 30, 2009 and to accelerate our North American payables to Delphi in the second quarter of 2009, so that Delphi would have additional liquidity. We may choose to assist Delphi further by providing additional financial support to Delphi, receiving significantly less than the distributions that we expect from the resolution of Delphi’s bankruptcy proceedings or assuming some of Delphi’s obligations to its workforce and retirees, if such support would be in our interest. In addition, if Delphi is unable to successfully emerge from bankruptcy in the near term, it may be forced to sell all of its assets. As a result, we may be required to pay additional amounts to secure the parts we need until alternative suppliers are secured or new contracts are executed with the buyers of Delphi’s assets. In addition the Benefit Guarantee Agreements may be triggered, which would result in additional liabilities to us. We may also be subject to additional litigation regarding Delphi.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

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

We intend to invest approximately $4.8 billion in 2009 to support our products and to develop new technology, and we have announced that capital expenditures after 2009 will stabilize in the range of $6.5 billion to $7.0 billion per year. In some cases, such as hydrogen fuel cells, the technologies are not yet commercially practical and depend on significant future technological advances by us and by suppliers, especially in the area of advanced battery technology. For example, we have announced that we intend to produce by November 2010 the Chevrolet Volt, an electric car, which requires battery technology that has not yet proven to be commercially viable. There can be no assurance that these advances will occur in a timely or feasible way, that the funds that we have budgeted for these purposes will be adequate or that we will be able to establish our right to these technologies. Moreover, our competitors and others are pursuing the same technologies and other competing technologies, in some cases with more money available, and there can be no assurance that they will not acquire similar or superior technologies sooner than we do or on an exclusive basis or at a significant price advantage. Finally, if our announced plans to conserve and generate liquidity do not succeed, we may be forced to reduce, delay or cancel our planned investments in new technology in order to maintain adequate liquidity to fund our business operations and meet our obligations as they come due.

Our indebtedness and other financial obligations are significant and could negatively impact our operations in future periods.

We have a substantial amount of indebtedness, which requires significant interest and principal payments. At September 30, 2008, we had approximately $45 billion in outstanding debt. In addition, under the Settlement Agreement with the UAW, we are obligated to pay more than $7.5 billion in early 2010. Our plans to generate increased liquidity include asset sales, curtailing operating and capital expenditures, generating additional working capital, accessing capital markets and obtaining government funding under one or more programs. Any additional indebtedness we add to our current debt levels through capital market activities, federal funding or other transactions to enhance liquidity would increase the impact of the related risks described below.

Our significant indebtedness may have several important consequences, including the following:

•	Requiring us to dedicate a significant portion of our cash flow from operations to the payment of principal and interest on our indebtedness, which will reduce the funds available for other purposes, such as product development;
•	Making it more difficult for us to satisfy our obligations with respect to our outstanding loans payable, long-term indebtedness and amounts due under the Settlement Agreement;
•	Impairing our ability to obtain additional financing for working capital, capital expenditures, acquisitions, refinancing indebtedness or other purposes;
•	Limiting our ability to take advantage of business opportunities as they arise;
•	Placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged;
•	Limiting our ability to withstand competitive pressures and reducing our flexibility in responding to changing business and economic conditions and
•	Increasing our vulnerability to interest rate increases, since certain of our borrowings are at variable rates.

Our business may be materially affected by decreases in the residual value of off-lease vehicles.

In addition to the effect on GMAC of the residual value of off-lease vehicles discussed in our 2007 10-K Risk Factors, we are also negatively affected by decreases in the residual value of off-lease vehicles through our residual support programs, our ownership of lease-related assets and the effect of leasing activity on our retail sales. We record an estimate of marketing incentive accruals for residual support and risk sharing programs when vehicles are sold to dealers. To the extent the residual

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

value of off-lease vehicles decreases, we are required to increase our estimate of the residual support required to be provided to GMAC to subvent leases or increase risk sharing payments to GMAC. We also own certain lease-related assets that GMAC paid to us as a dividend prior to the consummation of the GMAC Transaction, the value of which would be impaired by decreases in the residual value of off-lease vehicles. In addition, changes in expected lease residual values may affect the cost of leasing transactions and the types of leasing transactions available to end-use customers. Fewer financing options could make purchasing a vehicle less attractive. Should market conditions continue to drive further reduction in the residual value of leased vehicles, we may suspend or eliminate lease financing. The elimination of this financing alternative could have a negative effect on our operations. Any one or more of these consequences could have a material adverse effect on our business.

Risks related to our 49% equity interest in GMAC

Risks Related to GMAC’s Business

GMAC’s business and the businesses of its subsidiaries, including ResCap, require substantial capital, and continued disruption in its funding sources and access to the capital markets could continue to have a material adverse effect on its liquidity and financial condition.

GMAC’s liquidity and ongoing profitability are, in large part, dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. GMAC depends and will continue to depend on its ability to access diversified funding alternatives to meet future cash flow requirements and to continue to fund its operations. GMAC’s funding strategy and liquidity position have been significantly adversely affected by the ongoing stress in the credit markets that began in the middle of 2007 and reached unprecedented levels during recent months. The capital markets remain highly volatile, and access to liquidity has been significantly reduced. These conditions, in addition to the reduction in its credit ratings, have resulted in increased borrowing costs and its inability to access the unsecured debt markets in a cost-effective manner. This has resulted in an increased reliance on asset-backed and other secured sources of funding. Some of these facilities have not renewed placing additional pressure on its liquidity position. GMAC’s inability to renew the remaining loans and facilities as they mature could have a further negative impact on its liquidity position. GMAC also has significant maturities of unsecured notes each year. In order to retire these instruments, it either will need to refinance this debt or generate sufficient cash to retire the debt.

In addition, continued or further negative events specific to GMAC or us, as GMAC’s 49% owner and largest customer, could further adversely impact its funding sources. Furthermore, GMAC has recently provided a significant amount of funding to ResCap and may provide additional funding to ResCap in the future; as a result, any negative events with respect to ResCap could serve as a drain on GMAC’s financial resources and have an adverse effect on its liquidity and consolidated financial position. GMAC has not made, and is not making, any commitment to continue to fund ResCap or to forgive ResCap debt and is not subject to any contractual obligation to do so.

ResCap’s liquidity has been significantly impaired, and may be further impaired, due to circumstances beyond GMAC’s control, such as adverse changes in the economy and general market conditions. Continued deterioration in GMAC’s business performance could further limit, and recent reductions in ResCap’s credit ratings have limited, ResCap’s ability to access the capital markets on favorable terms. During recent volatile times in the capital and secondary markets, especially since August 2007, access to aggregation and other forms of financing, as well as access to securitization and secondary markets for the sale of ResCap’s loans, has been severely constricted. Furthermore, GMAC’s access to capital has been impacted by changes in the market value of its mortgage products and the willingness of market participants to provide liquidity for such products.

The profitability and financial condition of GMAC’s operations are heavily dependent upon our operations.

A significant portion of GMAC’s customers are our customers and our dealers and employees. As a result, a significant adverse change in our business, including significant adverse changes in our liquidity position and access to the capital markets, the production or sale of our vehicles, the quality or resale value of our vehicles, our use of marketing incentives, our relationships with our key suppliers, our relationship with the UAW and other labor unions and other factors impacting us or our employees could have a significantly adverse effect on GMAC’s profitability and financial condition.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC provides vehicle financing through purchases of retail automotive and lease contracts with retail customers of primarily our dealers. GMAC also finances the purchase of new and used vehicles by our dealers through wholesale financing, extends other financing to our dealers, provides fleet financing for our dealers to buy vehicles they rent or lease to others, provides wholesale vehicle inventory insurance to our dealers, provides automotive extended service contracts through our dealers and offers other services to our dealers. In 2007, GMAC’s shares of our retail sales and sales to dealers were 35% and 82%, respectively, in markets where we operate. As a result, our level of automobile production and sales directly impacts GMAC’s financing and leasing volume, the premium revenue for wholesale vehicle inventory insurance, the volume of automotive extended service contracts and the profitability and financial condition of our dealers to which GMAC provides wholesale financing, term loans and fleet financing. In addition, the quality of our vehicles affects GMAC’s obligations under automotive extended service contracts relating to such vehicles. Further, the resale value of our vehicles, which may be impacted by various factors relating to our business such as brand image or the number of new vehicles we produce, affects the remarketing proceeds GMAC receives upon the sale of repossessed vehicles and off-lease vehicles at lease termination.

The occurrence of recent adverse developments in the mortgage finance and credit markets has adversely affected ResCap’s business, liquidity and capital position and has raised substantial doubt about ResCap’s ability to continue as a going concern.

ResCap has been negatively impacted by the events and conditions in the broader mortgage banking industry, most severely but not limited to the nonprime and nonconforming mortgage loan markets. Fair market valuations of mortgage loans held-for-sale, mortgage servicing rights, securitized interests that continue to be held by ResCap and other assets and liabilities it records at fair value have significantly deteriorated due to weakening housing prices, increasing rates of delinquencies and defaults of mortgage loans. These same deteriorating factors have also resulted in higher provision for loan losses on ResCap’s mortgage loans held-for-investment and real estate lending portfolios. The market deterioration has resulted in rating agency downgrades of asset- and mortgage-backed securities which in turn has led to fewer sources of, and significantly reduced levels of, liquidity available to finance ResCap’s operations. Most recently, the widely publicized credit defaults and/or acquisitions of large financial institutions in the marketplace has further restricted credit in the United States and international lending markets. ResCap is highly leveraged relative to its cash flow and continues to recognize substantial losses resulting in a significant deterioration in capital. Furthermore, in light of the decline in ResCap’s consolidated tangible net worth, as defined, Fannie Mae has requested additional security for some of ResCap’s potential obligations under its agreements with them. ResCap has reached an agreement in principle with Fannie Mae, under the terms of which ResCap will provide them additional collateral valued at $200 million, and agree to sell and transfer the servicing on mortgage loans having an unpaid principal balance of approximately $12.7 billion, or approximately 9% of the total principal balance of loans ResCap services for them. Fannie Mae has indicated that in return for these actions, they will agree to forbear, until January 31, 2009, from exercising contractual remedies otherwise available due to the decline in consolidated tangible net worth, as defined. Actions based on these remedies could have included, among other things, reducing ResCap’s ability to sell loans to them, reducing its capacity to service loans for them, or requiring it to transfer servicing of loans ResCap services for them. GMAC management believes that selling the servicing related to the loans described above will have an incremental positive impact on ResCap’s liquidity and overall cost of servicing, since it will no longer be required to advance delinquent payments on those loans. Meeting Fannie Mae’s collateral request will have a negative impact on ResCap’s liquidity. Moreover, if Fannie Mae deems ResCap’s consolidated tangible net worth, as defined, to be inadequate following the expiration of the forbearance period referred to above, and if Fannie Mae then determines to exercise their contractual remedies as described above, it would adversely affect GMAC’s profitability and financial condition. There continues to be a risk that ResCap will not be able to meet its debt service obligations, default on its financial debt covenants due to insufficient capital and/or be in a negative liquidity position in 2008. Additionally, ResCap’s ability to participate in any governmental investment program or the TARP, either directly or indirectly through GMAC, is unknown at this time.

In light of ResCap’s liquidity and capital needs, combined with volatile conditions in the marketplace, there is substantial doubt about ResCap’s ability to continue as a going concern. If unanticipated market factors emerge and/or GMAC no longer continues to support ResCap’s capital or liquidity needs, or ResCap is unable to successfully execute its other initiatives, it would have a material adverse effect on GMAC’s business, results of operations and financial position.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC’s profitability and financial condition has been materially adversely affected by declines in the residual value of off-lease vehicles, and the residual value of off-lease vehicles may continue to decrease.

GMAC’s expectation of the residual value of a vehicle subject to an automotive lease contract is a critical element used to determine the amount of the lease payments under the contract at the time the customer enters into it. As a result, to the extent the actual residual value of the vehicle, as reflected in the sales proceeds received upon remarketing at lease termination, is less than the expected residual value for the vehicle at lease inception, GMAC incurs additional depreciation expense and/or a loss on the lease transaction. General economic conditions, the supply of off-lease vehicles and new vehicle market prices heavily influence used vehicle prices and thus the actual residual value of off-lease vehicles. Also contributing to the weakness in the used vehicle market are the historically low consumer confidence levels, which influence major purchases, and the weakening financial condition of auto dealers. The recent sharp decline in demand and used vehicle sale prices for sport-utility vehicles and trucks in the United States and Canada has affected GMAC’s remarketing proceeds for these vehicles, and has resulted in impairments of $716 million and $93 million during the three months ended June 30, 2008, and September 30, 2008, respectively. Weak residual values also contributed to the loss provision of $109 million and $240 million during the three months ended June 30, 2008, and September 30, 2008, respectively, on GMAC’s balloon finance contract portfolio. These trends may continue or worsen. Our brand image, consumer preference for our products, and our marketing programs that influence the new and used vehicle market for our vehicles also influence lease residual values. In addition, GMAC’s ability to efficiently process and effectively market off-lease vehicles impacts the disposal costs and proceeds realized from the vehicle sales. While we provide support for lease residual values, including through residual support programs, our support does not in all cases entitle GMAC to full reimbursement for the difference between the remarketing sales proceeds for off-lease vehicles and the residual value specified in the lease contract. Differences between the actual residual values realized on leased vehicles and GMAC’s expectations of such values at contract inception could continue to have a negative impact on its profitability and financial condition.

General business and economic conditions may significantly and adversely affect GMAC’s revenues, profitability and financial condition.

GMAC’s business and earnings are sensitive to general business and economic conditions in the United States and in the markets in which it operates outside the United States. A downturn in economic conditions resulting in increased short- and long-term interest rates, inflation, fluctuations in the debt capital markets, unemployment rates, consumer and commercial bankruptcy filings or a decline in the strength of national and local economies and other factors that negatively impact household incomes could decrease demand for its financing and mortgage products and increase mortgage and financing delinquency and losses on its customer and dealer financing operations. GMAC has been negatively impacted due to (i) the significant stress in the residential real estate and related capital markets in 2007 and 2008, and, in particular, the lack of home price appreciation in many markets in which it lends and (ii) decreases in new and used vehicle purchases, which have reduced the demand for automotive retail and wholesale financing.

If the rate of inflation were to increase, or if the debt capital markets or the economies of the United States or GMAC’s markets outside the United States were to continue in their current condition or further weaken, or if home prices or new and used vehicle purchases continue at the currently reduced levels or experience further declines, GMAC could continue to be adversely affected, and it could become more expensive for it to conduct its business. For example, business and economic conditions that negatively impact household incomes or housing prices could continue in their current condition or further decrease (i) the demand for its mortgage loans and new and used vehicle financing and (ii) the value of the collateral underlying its portfolio of mortgage and new and used vehicle loans held for investment and interests that continue to be held by GMAC, and further increase the number of consumers who become delinquent or default on their loans. In addition, the rate of delinquencies, foreclosures, and losses on GMAC’s loans (especially its nonprime mortgage loans) as experienced recently could be higher during more severe economic slowdowns.

Any sustained period of increased delinquencies, foreclosures, or losses could further harm GMAC’s ability to sell its mortgage and new and used vehicle loans, the prices it receives for its mortgage and new and used vehicle loans, or the value of its portfolio of mortgage and new and used vehicle loans held for investment or interests from its securitizations, which could harm its revenues, profitability and financial condition. Continued adverse business and economic conditions could, and in the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

near term likely will, further impact demand for housing, new and used vehicles, the cost of construction, and other related factors that have harmed, and could continue to harm, the revenues and profitability of its business capital operations.

In addition, GMAC’s business and earnings are significantly affected by the fiscal and monetary policies of the U.S. government and its agencies and similar governmental authorities in the markets in which it operates outside the United States. GMAC is particularly affected by the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. The Federal Reserve’s policies influence the new and used vehicle financing market and the size of the mortgage origination market, which significantly impacts the earnings of its businesses and the earnings of its business capital activities. The Federal Reserve’s policies also influence the yield on its interest-earning assets and the cost of its interest bearing liabilities. Changes in those policies are beyond GMAC’s control and difficult to predict, and could adversely affect its revenues, profitability and financial condition.

Risks Related to GMAC’s Becoming a Bank Holding Company

GMAC’s business, financial condition and results of operations could be adversely affected by new regulations to which it may become subject as a result of becoming a bank holding company, by new regulations or by changes in other regulations or the application thereof.

GMAC is currently in discussions with the Federal Reserve System regarding becoming a bank holding company under the U.S. Bank Holding Company Act of 1956. Any application may not ultimately be approved. If GMAC submits a formal application that is approved, it expects to be able to continue to engage in most of the activities in which it currently engages. However, it is possible that certain of GMAC’s existing activities will not be deemed to be permissible under applicable regulations if its application is successful. In addition, if GMAC successfully converts into a bank holding company, it will be subject to the comprehensive, consolidated supervision of the Federal Reserve System, including risk-based and leverage capital requirements and information reporting requirements. This regulatory oversight is established to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders.

The financial services industry, in general, is heavily regulated. Proposals for legislation further regulating the financial services industry are continually being introduced in the U.S. Congress and in state legislatures. The agencies regulating the financial services industry also periodically adopt changes to their regulations. In light of current conditions in the U.S. financial markets and economy, regulators have increased their focus on the regulation of the financial services industry. For instance, in October 2008, Congress passed the Emergency Economic Stabilization Act of 2008, which in turn created the TARP and the CPP. GMAC is unable to predict how these programs will be implemented or in what form or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect GMAC in substantial and unpredictable ways and could have an adverse effect on its business, financial condition and results of operations.

GMAC is also affected by the policies adopted by regulatory authorities and bodies of the U.S. and other governments. For example, the actions of the Federal Reserve System and international central banking authorities directly impact GMAC’s cost of funds for lending, capital raising and investment activities and may impact the value of financial instruments it holds. In addition, such changes in monetary policy may affect the credit quality of its customers. Changes in domestic and international monetary policy are beyond GMAC’s control and difficult to predict.

* * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 6. Exhibits

Exhibit
Number	Exhibit Name

10(a)	General Motors Executive Retirement Plan, As Amended August 4, 2008
10(b)	Amended and Restated Global Settlement Agreement Between Delphi Corporation and General Motors Corporation, Dated September 12, 2008
10(c)	Amended and Restated Master Restructuring Agreement Between Delphi Corporation and General Motors Corporation, Dated September 12, 2008
23	Consent of Hamilton, Rabinovitz and Associates
31.a	Section 302 Certification of the Chief Executive Officer
31.b	Section 302 Certification of the Chief Financial Officer
32.a	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.b	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* * * * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS CORPORATION
(Registrant)

By:	/s/ NICK S. CYPRUS
(Nick S. Cyprus, Controller and Chief Accounting Officer

Date: November 10, 2008

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit
Number	Exhibit Name

10(a)	General Motors Executive Retirement Plan, As Amended August 4, 2008
10(b)	Amended and Restated Global Settlement Agreement Between Delphi Corporation and General Motors Corporation, Dated September 12, 2008
10(c)	Amended and Restated Master Restructuring Agreement Between Delphi Corporation and General Motors Corporation, Dated September 12, 2008
23	Consent of Hamilton, Rabinovitz and Associates
31.a	Section 302 Certification of the Chief Executive Officer
31.b	Section 302 Certification of the Chief Financial Officer
32.a	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.b	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002