Form 10-K
period 2008-12-31
GENERAL MOTORS CORP
filed 2009-03-05
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-43

GENERAL MOTORS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

STATE OF DELAWARE	38-0572515
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Renaissance Center, Detroit, Michigan	48265-3000
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code

(313) 556-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $1 2/3 par value	New York Stock Exchange
1.50% Series D Convertible Senior Debentures	New York Stock Exchange
4.50% Series A Convertible Senior Debentures	New York Stock Exchange
5.25% Series B Convertible Senior Debentures	New York Stock Exchange
6.25% Series C Convertible Senior Debentures	New York Stock Exchange
7.375% Senior Notes due October 1, 2051	New York Stock Exchange
7.25% Senior Notes due July 15, 2041	New York Stock Exchange
7.375% Senior Notes due May 23, 2048	New York Stock Exchange
7.25% Senior Notes due February 15, 2052	New York Stock Exchange
7.25% Quarterly Interest Bonds due April 15, 2041	New York Stock Exchange
7.375% Senior Notes due May 2048	New York Stock Exchange
7.50% Senior Notes due July 1, 2044	New York Stock Exchange

Note: The $1 2/3 par value common stock of the Registrant is also listed for trading on the following exchanges:

Bourse de Bruxelles	Brussels, Belgium
Euronext Paris	Paris, France

Securities registered pursuant to Section 12 (g) of the Act: None

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

Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐

Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

As of June 30, 2008, the aggregate market value of GM $1 2/3 par value common stock held by nonaffiliates of GM was approximately $6.5 billion. The closing price on June 30, 2008 as reported on the New York Stock Exchange was $11.50 per share.

As of March 2, 2009, the number of shares outstanding of GM $1 2/3 par value common stock was 610,501,969 shares.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

PART I

General Motors Corporation, incorporated in 1916 under the laws of the State of Delaware, is sometimes referred to in this Annual Report on Form 10-K as “we,” “our,” “us,” “ourselves,” the “Registrant,” the “Corporation,” “General Motors,” or “GM.”

Item 1. Business

General

We are engaged primarily in the worldwide development, production and marketing of cars, trucks and parts. We develop, manufacture and market vehicles worldwide through our four automotive segments: GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM) and GM Asia Pacific (GMAP).

Our total worldwide car and truck deliveries were 8.4 million, 9.4 million and 9.1 million, in 2008, 2007 and 2006, respectively. Substantially all of our cars, trucks and parts are marketed through retail dealers in North America, and through distributors and dealers outside of North America, the substantial majority of which are independently owned. GMNA primarily meets the demands of customers in North America with vehicles developed, manufactured and/or marketed under the following brands:

• Chevrolet	• Buick	• Saab	• GMC
• Pontiac	• Cadillac	• HUMMER	• Saturn

The demands of customers outside North America are primarily met with vehicles developed, manufactured and/or marketed under the following brands:

• Opel	• Saab	• GMC	• HUMMER
• Vauxhall	• Buick	• Cadillac	• Isuzu
• Holden	• Chevrolet	• Daewoo	• Suzuki

At December 31, 2008, we also had equity ownership stakes directly or indirectly through various regional subsidiaries, including GM Daewoo, New United Motor Manufacturing, Inc. (NUMMI), Shanghai GM, SAIC-GM-Wuling Automobile Co., Ltd. (SGMW) and CAMI Automotive Inc. These companies design, manufacture and market vehicles under the following brands:

• Pontiac	• Wuling	• Chevrolet	• Buick
• Daewoo	• Cadillac	• Holden

As previously announced, we are undertaking a strategic review of the HUMMER brand, which includes the possible sale of the brand. As a result of our strategic review of the global Saab Automobile AB (Saab) business, Saab announced, in February of 2009, that it has filed for reorganization under a self-managed Swedish court process. Pending court approval the reorganization will be executed over a three month period and will require independent funding to succeed. During the reorganization process, Saab will continue to operate as usual in accordance with the formal reorganization process. With respect to the Saturn brand, which has a unique franchise agreement and operating structure, our plan is to accelerate discussions with Saturn retailers and explore alternatives for the Saturn brand. In addition, in connection with our plan to achieve and sustain long-term viability, international competitiveness and energy efficiency, we may review other brands to determine their fit within our portfolio. Refer to “MD&A — Recent Developments” for a further discussion of our strategic approach.

On December 31, 2008, we entered into a Loan and Security Agreement (UST Loan Agreement) with the United States Department of the Treasury (UST) pursuant to which the UST agreed to provide us with a $13.4 billion secured term loan facility (UST Loan Facility). We borrowed $4.0 billion under the UST Loan Facility on December 31, 2008, an additional $5.4 billion on January 21, 2009 and $4.0 billion on February 17, 2009. Refer to “MD&A — Recent Developments” for more information about the UST Loan Agreement.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

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

In addition to our automotive operations, our finance and insurance operations are primarily conducted through GMAC LLC (GMAC), the successor to General Motors Acceptance Corporation. GMAC was a wholly-owned subsidiary until November 30, 2006, when we sold a 51% controlling ownership interest in GMAC to a consortium of investors (FIM Holdings) in the GMAC Transaction. Since the GMAC Transaction, we have accounted for our ownership interest in GMAC under the equity method. GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential mortgage services, automobile service contracts, personal automobile insurance coverage and selected commercial insurance coverage.

As a result of the financial market turmoil and depressed economy, GMAC had been facing significant income and liquidity challenges that adversely affected both the value of our investment in GMAC and the extent to which GMAC was able to provide financing to our customers and our dealers. Consequently, GMAC had reduced its financing of vehicle sales and leases, including completely exiting the retail vehicle financing business in certain international markets. These developments in turn made it harder for our customers to find financing and resulted in lost sales for us. On December 24, 2008, GMAC’s application to become a bank holding company (BHC) was approved by the Board of Governors of the Federal Reserve System (Federal Reserve). As a BHC, GMAC has indicated that it is positioned to increase its lending to auto and mortgage consumers and businesses such as automotive dealers; however, BHC status alone will not allow GMAC to meet all of our consumer and wholesale funding needs. Refer to “Significant Transactions” below for a further discussion of GMAC’s BHC status.

In December 2008 we and FIM Holdings entered into a subscription agreement with GMAC under which we agreed to purchase additional Common Membership Interests in GMAC. The UST had committed to provide us with additional funding in order to purchase the additional Common Membership Interests in GMAC. In January 2009, we borrowed $884 million from the UST (UST GMAC Loan) and utilized those funds to purchase 190,921 Class B Common Membership Interests of GMAC. The representations, covenants and events of default of the UST GMAC Loan are substantially the same as the UST Loan agreements. These borrowings are secured by our Common and Preferred Membership Interests in GMAC. As part of this loan agreement, the UST has the option to convert outstanding amounts under this loan agreement into Class B Common Membership Interests on a pro-rata basis. As a result of this purchase, our interest in GMAC’s Common Membership Interests increased from 49% to 60%. As part of the conversion of GMAC to a BHC, we have agreed to transfer all, but 10%, of our economic interest in GMAC, including the shares purchased in 2009, into a series of trusts. We will be the beneficial owner of these trusts, but the trusts assets will be controlled by the trustee. The trusts must dispose of the shares within three years. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Factors Affecting Future and Current Results — GMAC — Conversion to Bank Holding Company and Related Transactions.”

The following information is incorporated herein by reference to the indicated pages:

Item	Page(s)
Employment	17
Production Volumes	59
Segment Reporting (Refer to Note 29 to the consolidated financial statements)	222

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Vehicle Sales

The following table summarizes total industry sales of new motor vehicles of domestic and foreign makes and our competitive position:

	Vehicle Sales(a)(b) Years Ended December 31,
	2008			2007			2006
	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry
	(Vehicles in thousands)
United States
Cars
Small	2,601	328	12.6%	2,647	381	14.4%	2,617	426	16.3%
Midsize	2,920	760	26.0%	3,410	884	25.9%	3,595	946	26.3%
Sport	272	48	17.7%	372	68	18.2%	452	83	18.4%
Luxury	963	122	12.6%	1,142	157	13.7%	1,190	170	14.3%

Total cars	6,757	1,257	18.6%	7,571	1,489	19.7%	7,854	1,625	20.7%

Trucks
Pick-ups	1,993	738	37.0%	2,710	979	36.1%	2,874	1,022	35.6%
Vans	841	151	17.9%	1,119	219	19.6%	1,326	245	18.5%
Utilities	3,653	809	22.1%	4,752	1,136	23.9%	4,505	1,173	26.0%
Medium Duty	257	26	10.1%	321	44	13.7%	501	59	11.8%

Total trucks	6,744	1,723	25.6%	8,902	2,377	26.7%	9,206	2,499	27.1%

Total United States	13,501	2,981	22.1%	16,473	3,867	23.5%	17,060	4,125	24.2%
Canada, Mexico, and Other	3,057	583	19.1%	3,116	649	20.8%	3,141	682	21.7%

Total GMNA	16,557	3,564	21.5%	19,588	4,516	23.1%	20,201	4,807	23.8%
GME	21,981	2,041	9.3%	23,136	2,183	9.4%	21,895	2,005	9.2%
GMLAAM	7,477	1,276	17.1%	7,267	1,236	17.0%	6,269	1,036	16.5%
GMAP	21,105	1,475	7.0%	20,717	1,436	6.9%	19,230	1,248	6.5%

Total Worldwide	67,120	8,356	12.4%	70,708	9,370	13.3%	67,595	9,095	13.5%

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

	Vehicle Sales(a)(b) Years Ended December 31,
	2008			2007			2006
	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry	Industry	GM	GM as a % of Industry
	(Vehicles in thousands)
United States	13,501	2,981	22.1%	16,473	3,867	23.5%	17,060	4,125	24.2%
Canada	1,674	359	21.4%	1,691	404	23.9%	1,666	421	25.3%
Mexico	1,071	212	19.8%	1,146	230	20.1%	1,179	245	20.8%
Other	312	12	3.9%	279	15	5.4%	295	16	5.4%

Total GMNA	16,557	3,564	21.5%	19,588	4,516	23.1%	20,201	4,807	23.8%

United Kingdom	2,486	384	15.4%	2,800	427	15.2%	2,734	391	14.3%
Russia	3,050	338	11.1%	2,707	260	9.6%	2,033	133	6.5%
Germany	3,425	300	8.8%	3,482	331	9.5%	3,772	380	10.1%
Spain	1,362	107	7.8%	1,939	171	8.8%	1,953	183	9.4%
France	2,574	114	4.4%	2,584	125	4.8%	2,499	123	4.9%
Other	9,086	800	8.8%	9,622	868	9.0%	8,903	795	8.9%

Total GME	21,981	2,041	9.3%	23,136	2,183	9.4%	21,895	2,005	9.2%

China	9,132	1,095	12.0%	8,457	1,032	12.2%	7,076	871	12.3%
Australia	1,012	133	13.1%	1,050	149	14.2%	963	148	15.4%
South Korea	1,215	117	9.7%	1,271	131	10.3%	1,202	129	10.7%
India	1,975	66	3.3%	1,989	60	3.0%	1,750	35	2.0%
Other	7,771	64	0.8%	7,949	63	0.8%	8,239	65	0.8%

Total GMAP	21,105	1,475	7.0%	20,717	1,436	6.9%	19,230	1,248	6.5%

Brazil	2,820	549	19.5%	2,463	499	20.3%	1,928	410	21.3%
Mid-East (excluding Israel)	1,620	144	8.9%	1,606	136	8.5%	1,627	141	8.7%
Argentina	616	95	15.5%	573	92	16.1%	454	75	16.5%
Venezuela	272	91	33.3%	492	151	30.7%	343	92	26.7%
Colombia	219	80	36.3%	252	93	36.8%	192	74	38.6%
Other	1,931	317	16.4%	1,881	264	14.0%	1,725	244	14.1%

Total GMLAAM	7,477	1,276	17.1%	7,267	1,236	17.0%	6,269	1,036	16.5%

Total Worldwide	67,120	8,356	12.4%	70,708	9,370	13.3%	67,595	9,095	13.5%

(a)	Our vehicle sales primarily represent vehicles we manufacture, sell under a GM brand or through a GM-owned distribution network. Under a contractual agreement with SGMW we also report Wuling China vehicle sales as part of our global market share. Wuling China vehicle sales included in our global vehicle sales and market share data was 606,000 vehicles, 516,000 vehicles and 417,000 vehicles in 2008, 2007 and 2006, respectively. Consistent with industry practice, vehicle sales information includes estimates of industry sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.

(b)	Totals may include rounding differences.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Fleet Sales and Deliveries

The sales and market share data provided above includes both retail and fleet vehicle sales. Our fleet sales are comprised of vehicle sales to daily rental car companies, as well as leasing companies and commercial fleet and government customers. Certain fleet transactions, particularly daily rental, are generally less profitable than average retail sales. As part of our pricing strategy, particularly in the U.S., we have reduced sales to daily rental car companies.

The following table summarizes our estimated fleet sales and the amount of those sales as a percentage of our total vehicle sales:

	Years Ended December 31,
	2008	2007	2006
	(Vehicles in thousands)
GMNA	953	1,152	1,270
GME	769	833	792
GMLAAM	361	362	289
GMAP	226	232	227

Total fleet sales (a)	2,309	2,579	2,578

Fleet sales as a percentage of total vehicle sales	27.6%	27.5%	28.3%

(a)	Fleet sale transactions vary by region and some amounts are estimated.

The following table summarizes our U.S. fleet sales and the amount of those sales as a percentage of our total U.S. vehicle sales:

	Years Ended December 31,
	2008	2007	2006
	(Vehicles in thousands)
Daily rental sales	480	596	704
Other fleet sales	343	412	407

Total fleet sales	823	1,008	1,111

Fleet sales as a percentage of total vehicle sales
Cars	34.8%	34.9%	36.5%
Trucks	22.4%	20.5%	20.7%
Total cars and trucks	27.6%	26.1%	26.9%

Competitive Position

In 2008, the global automotive industry continued to be highly competitive and was severely affected by the tightening of the credit markets, a recession in the United States and Western Europe and volatile oil prices and decreases in the employment rate. These economic factors had a negative effect on the automotive industry and the principal factors that determine consumers’ vehicle buying decisions. As a result of these economic factors, consumers delayed purchasing or leasing new vehicles causing a decline in global vehicle sales. The principal factors that determine consumer vehicle preferences in the markets in which we operate include price, quality, style, safety, reliability, fuel economy and functionality. Our estimated worldwide market share was 12.4%, 13.3% and 13.5% in 2008, 2007 and 2006. Market leadership in individual countries in which we compete varies widely and we do not lead in every country.

The negative economic factors mentioned above had a significant effect on North America and our largest market, the United States. In addition to the economic factors described above, turmoil in the mortgage markets, resulting in reductions in housing values, and declining consumer confidence as a result of the declining household incomes and the United States recession contributed to significantly lower vehicle sales in the United States. Despite the adverse economic conditions affecting the United States in 2008, we have maintained the largest market share in our largest market, the United States, for 78 consecutive years.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

The following table summarizes the respective U.S. market shares for us and our principal competitors in passenger cars and trucks in the U.S.:

	Years Ended December 31,
	2008	2007
GM	22.1%	23.5%
Toyota	16.5%	15.9%
Ford	14.7%	15.2%
Chrysler	10.8%	12.6%
Honda	10.6%	9.4%
Nissan	7.0%	6.5%

Product Pricing

In 2008, we continued to use a number of methods to promote our products, including the use of dealer, retail and fleet incentives such as customer rebates, finance rate support and special lease programs. The level of incentives is dependent in large part upon the level of competition in the markets in which we operate and the level of demand for our products. During the latter half of 2008, we shifted our incentive offerings primarily to cash offers to consumers due to the deterioration in the credit markets, specifically GMAC’s inability to find funding to support finance rate incentives and lease programs.

Seasonal and Cyclical Nature of Business

In the automotive business, retail sales are seasonal and production varies from month to month. Changeovers occur throughout the year for reasons such as new market entries and vehicle model changeovers. Production is typically lower in the third quarter due to annual product changeovers and the fact that annual facility shutdowns are planned during this time to facilitate other facility and product changes. These lower production rates in the third quarter cause operating results to be, in general, less favorable than those in the other three quarters of the year. Production rates in 2008 did not follow this usual pattern, instead decreasing throughout the year in response to the increasing economic crisis.

The market for vehicles is cyclical and depends on general economic conditions and consumer spending. Since mid-2008, the global automotive industry has been severely affected by the tightening of the credit markets, a recession in the U.S. and Western Europe and volatile oil prices. These factors have resulted in consumers deferring purchasing or leasing new vehicles, which led to decreases in the total number of new cars and trucks sold.

Relationship with Dealers

Worldwide we market our vehicles through a network of independent retail dealers and distributors. At December 31, 2008 there were 6,375 GM vehicle dealers in the United States, 715 in Canada and 270 in Mexico. Additionally, there were a total of 14,242 distribution outlets throughout the rest of the world for vehicles manufactured by us and our affiliates. These outlets include distributors, dealers and authorized sales, service and parts outlets.

The following table summarizes the number of authorized GM dealerships:

	December 31,
	2008	2007	2006
GMNA	7,360	7,835	8,096
GME	8,732	8,902	8,802
GMLAAM	1,684	1,763	1,681
GMAP	3,826	3,387	3,649

Total Worldwide	21,602	21,887	22,228

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In 2008, GMNA’s authorized dealerships decreased by 475 outlets, 401 of which were in the U.S. The decrease in authorized GM dealerships at GMNA was caused primarily by the decline in the U.S. automotive industry’s vehicle sales brought about by the U.S. recession. The tightening of the credit markets, turmoil in the mortgage markets and volatile oil prices caused a decline in consumer confidence resulting in consumers delaying purchasing or leasing new vehicles forcing some dealerships to cease operations. In addition to the U.S. recession’s effect on our dealers, decreases in GMNA’s dealerships were a result of our channel realignment strategy. Channel realignment is the strategic combining of certain brands in a single dealership. We believe channel realignment helps us differentiate products and brands more clearly, enhance dealer profitability and provide greater flexibility in product portfolio and technology planning. As discussed in “Recent Developments,” we intend to continue reducing the number of our dealers.

We enter into a contract with each authorized dealer agreeing to sell the dealer one or more specified product lines at wholesale prices and granting the dealer the right to sell those vehicles to retail customers from a GM approved location. Our dealers often offer more than one GM brand of vehicle at a single dealership. In fact, we actively promote this for several of our brands in a number of our markets in order to enhance dealer profitability. In some instances an authorized GM dealer may also be an authorized dealer for another manufacturer’s vehicles. Authorized GM dealers offer parts, accessories, service and repairs for GM vehicles in the product lines that they sell, primarily using genuine GM vehicle accessories and service parts. Our dealers are authorized to service GM vehicles under our limited warranty program, and those repairs are to be made only with genuine GM parts. In addition, our dealers generally provide their customers access to credit or lease financing, vehicle insurance and extended service contracts provided by GMAC or its subsidiaries and other financial institutions.

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

Research, Development and Intellectual Property

In 2008, we incurred costs of $8.0 billion for research, manufacturing engineering, product engineering, design and development activities related primarily to developing new products or services or improving existing products or services, including activities related to vehicle emissions control, improved fuel economy and the safety of drivers and passengers in our vehicles. We incurred costs of $8.1 billion and $6.6 billion for similar company-sponsored research and other product development activities in 2007 and 2006, respectively. We expect to incur lower costs for these purposes in 2009.

Research

Overview

Our top priority for research is to continue to develop and advance our alternative propulsion strategy, as energy diversity and environmental leadership are critical elements of our overall business strategy. Our objective is to be the recognized industry leader in fuel efficiency through the development of a wide variety of technologies to reduce petroleum consumption. To meet this objective we will focus on five specific areas:

•	Continue to increase the fuel efficiency of our cars and trucks;

•	Development of alternative fuel vehicles;

•	Invest significantly in expanding our hybrid vehicle offerings;

•	Invest significantly in plug-in electric vehicle technology; and

•	Continued development of hydrogen fuel cell technology.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

We are among the industry leaders in fuel efficiency and we are committed to lead in the development of technologies to increase the fuel efficiency of internal combustion engines such as cylinder deactivation, direct injection, turbo-charging with engine downsizing, six speed transmissions and variable valve timing. Given our long history as a full-line manufacturer that produces a wide variety of cars, trucks and sport utility vehicles our contributions to significantly improving fuel economy are frequently not well recognized. We currently offer 20 models obtaining 30 mpg or more in highway driving, more than any other manufacturer.

We have also been in the forefront in the development of alternative fuel vehicles, leveraging experience and capability developed around these technologies in our operations in Brazil. Alternative fuels offer the greatest near-term potential to reduce petroleum consumption in the transportation sector, especially as cellulosic sources of ethanol become more affordable and readily available in the United States. An increasing percentage of our sales will be alternative fuel capable vehicles, estimated to increase from 17% in 2008 to approximately 65% in 2014.

We are also investing significantly in hybrid and plug-in vehicles, for both cars and trucks, and by mid-2009 we expect to offer up to nine hybrid models, more than any other manufacturer. We plan to increase our hybrid and plug-in offerings to 14 models by 2012 and 26 models by 2014. Included is the Chevrolet Volt, as are two additional models sharing the Volt’s extended-range electric vehicle (E-REV) technology. We plan to invest heavily between 2009 and 2012 timeframe to support the expansion in hybrid offerings and for the Chevrolet Volt’s E-REV technology.

As part of our long-term strategy to reduce petroleum consumption and greenhouse gas emissions we are committed to continuing the development of our hydrogen fuel cell technology. We are the leader in fuel cell technology as evidenced by our Chevrolet Equinox Fuel Cell prototype vehicles powered by our fourth-generation hydrogen fuel cell propulsion system and Project Driveway, the first large-scale market test of fuel cell vehicles in the United States. In 2008, the participants in Project Driveway have increased from our initial test market of customers to include the United States Department of Agriculture, the Environmental Protection Agency (EPA), the United States Department of Energy (DOE) and the United States Postal Service in Irvine, California, all of which have added a Chevrolet Equinox fuel cell vehicle to their fleet. In addition, the University of California — Irvine, the California Air Resources Board (CARB), the California Fuel Cell Partnership, and the Air Quality Management District in Southern California have joined Project Driveway in 2008. These organizations will be evaluating our Chevrolet Equinox fuel cell vehicles to understand the current state of technology, to get first-hand experience with infrastructure needs and challenges and to have a better understanding of what is needed for larger scale fleet applications. These organizations will also utilize the vehicles for public education and awareness to help communicate the energy and environmental benefits of fuel cells and hydrogen.

We have complied with federal fuel economy requirements since their inception in 1978, and we are fully committed to meeting the requirements in the Energy Independence and Security Act of 2007 (EISA) and compliance with other regulatory schemes, including the California CO2 program. We anticipate steadily improving fuel economy for both our car and truck fleets. We are committed to meeting or exceeding all federal fuel economy standards in the 2010-2015 model years. We plan to achieve compliance through a combination of strategies, including: extensive technology improvements to conventional powertrains, increased use of smaller displacement engines and six speed automatic transmissions; vehicle improvements, including increased use of lighter, front-wheel drive architectures; increased hybrid offerings and the launch of our first E-REV, the Chevrolet Volt in 2010; portfolio changes, including the increasing car/crossover mix and dropping select larger vehicles in favor of smaller, more fuel efficient offerings.

Alternative fuels

As part of an overall energy diversity strategy, we remain committed to making at least 50% of the vehicles we produce for the United States capable of operating on biofuels, specifically E85 ethanol, by 2012. For 2009, we offer 20 FlexFuel models capable of operating on gasoline, E85 ethanol or any combination of the two. In July 2008, we formed a partnership with the National Governors Association under which we will help 10 states expand their E85 infrastructure. The partnership with the National Governors Association will leverage relationships we have with governmental agencies, non-governmental organizations, fuel providers and fuel retailers.

We are focused on promoting sustainable biofuels derived from non-food sources, such as agricultural, forestry and municipal waste. Following the January 2008 announcement of our strategic alliance with and investment in Coskata, Inc., a Warrenville, Ill.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

cellulosic ethanol startup that uses a biothermal process to make ethanol, we formed a second strategic alliance in May 2008 with Mascoma Corporation, a Boston-based cellulosic startup that uses a biochemical process to make ethanol. Current-generation ethanol, made primarily from corn, is produced as an E10 additive to gasoline and E85 fuel blended with 15% gasoline.

Our research into alternative fuels is demonstrated in vehicles produced around the world. In Brazil, more than 95% of the vehicles sold domestically by GM do Brasil in 2008 were flexible-fuel capable and can run on either E100 or gasoline containing E22 ethanol. In Sweden, Saab’s “BioPower” flexible-fuel engine can run on E85 ethanol, petroleum or a mixture of the two. Saab offers BioPower variants throughout its core product lineup and Saab’s 9-5 BioPower, the best selling flexible-fuel vehicle in Europe, is exported to Australia.

We are also supporting the development of biodiesel, a clean-burning alternative diesel fuel that is produced from renewable sources. We currently approve the use of B5, which are certified biodiesel blends of up to 5%, in our 2008 Duramax engine that we sell in the United States, available on Chevrolet Silverado and GMC Sierra heavy-duty pick-up trucks, Chevrolet Express and GMC Savanna fullsize vans and the Chevrolet Kodiak and GMC Top Kick commercial vehicles. B5 is also approved for all GM diesels in Europe and Asia. We offer a special equipment option on the 6.6-liter Duramax for B20, a 20% biodiesel blend. The special equipment option is available on certain configurations of the GMC Savanna and Chevrolet Express Vans and the Chevrolet Silverado and GMC Sierra Heavy-Duty One-Ton Pick-ups.

Hybrid and Plug-in Electric Vehicle Technologies

We currently market six hybrid models in the United States: the Saturn Vue and Aura Hybrids, Chevrolet Malibu and Tahoe Hybrids, GMC Yukon Hybrid and Cadillac Escalade Hybrid. We will have up to nine hybrids available in the U.S. by mid-2009 following the launch of the Chevrolet Silverado Hybrid and GMC Sierra Hybrid. These vehicles will be equipped with two different hybrid systems designed to meet the different driving patterns and needs of our customers. These hybrid systems are the GM Hybrid system and the GM Two-Mode Hybrid system. The systems vary in fuel economy savings and cost, providing an opportunity for more consumers to own a hybrid vehicle and to benefit from increased fuel economy savings.

We are significantly expanding and accelerating our commitment to electrically driven vehicles, including those powered by fuel cells, which convert hydrogen into electricity and emit only water. We have placed more than 100 Chevrolet Equinox Fuel Cell prototype vehicles with U.S. customers as part of Project Driveway, the first large-scale market test of fuel cell vehicles. The Equinox Fuel Cell vehicle is equipped with our fourth-generation fuel cell propulsion system. Since the inception of Project Driveway in 2007, our Chevrolet Equinox Fuel Cell prototype vehicles have driven more than 500,000 emission free miles. The benefits of Project Driveway have come primarily from the feedback from our participating customers. To date, their feedback has led to technology improvements such as extending fuel cell stack life and improvements in the regenerative braking system, which has also benefited our Two-Mode Hybrid vehicles, and improvements in the infrastructure of fueling stations for hydrogen fuel cell electric vehicles. In addition, the knowledge gained during Project Driveway on the fuel cell itself has affected the development of the Chevrolet Volt battery as we are applying fuel cell thermal design knowledge to the Chevrolet Volt battery design.

We have also announced that we plan to bring the Chevrolet Volt E-REV to market in 2010. As an E-REV, the Chevrolet Volt uses electricity to power the wheels at all times and at all speeds. The Chevrolet Volt is designed to operate on battery power alone for up to 40 miles, after which an engine generator will provide the electricity to power the electric drive unit. Advanced lithium-ion battery technology is the key enabling technology for the Chevrolet Volt. In January of 2009, we announced that we will assemble the battery packs for the Chevrolet Volt in the United States using cells and components supplied by LG Chem Ltd.

Other examples of our technology leadership include telematics through our OnStar product. Our OnStar in-vehicle safety, security and convenience service is the automotive industry’s leading telematics provider, available on more than 50 of our vehicles and currently serving nearly 6 million subscribers. OnStar has applied the lessons from over 200 million cumulative subscriber interactions to continually evolve and improve its services. OnStar’s key services include: Automatic Crash Response, Stolen Vehicle Assistance, Turn-by-Turn Navigation, OnStar Vehicle Diagnostics and Hands-Free Calling. In 2008, we launched OnStar Stolen Vehicle Slowdown, an enhancement to the Stolen Vehicle Assistance service. This new technology can allow OnStar advisors working with law enforcement to send a signal to a subscriber’s stolen vehicle to reduce engine power slowing the vehicle down

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

gradually. In November 2008, we announced that OnStar’s Automatic Crash Response technology has aided subscribers and others on the nation’s roadways in over 100,000 crash incidents over the past 12 years. The ability of OnStar to pinpoint the GPS location of the crash and convey to emergency responders the seriousness of the incident has assisted in the dispatch of the appropriate level of response from emergency service personnel. Improving the response time of emergency responders has contributed to saving lives.

Other safety systems include the third generation of our StabiliTrak electronic stability control system, which debuted on the 2008 Cadillac STS. In addition to controlling brakes and reducing engine power, this latest iteration of the system combines active front steering to turn the front wheels into the skid when the rear wheels lose traction. Our Lane Departure Warning System and Side Blind Zone Alert System, which extend and enhance driver awareness and vision, also debuted on the 2008 Cadillac STS, DTS and 2008 Buick Lucerne.

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

Refer to “Environmental and Regulatory Matters” for a discussion of vehicle emissions requirements, vehicle noise requirements, fuel economy requirements and safety requirements, which also affect our research and development.

Product Development

Over the past few years, we have integrated our vehicle development activities into a single global organization. This strategy built on earlier efforts to consolidate and standardize our approach to vehicle development.

For example, in the 1990s we merged 11 different engineering centers in the United States into a single organization. In 2005, GM Europe Engineering was created, following a similar consolidation from three separate engineering organizations. At the same time, we have grown our engineering operations in emerging markets in the Asia Pacific and Latin America/Africa/Mid-East (LAAM) regions.

As a result of this process, product development activities are fully integrated on a global basis under one budget and one decision-making group. Similar approaches have been in place for a number of years in other key functions, such as powertrain, purchasing and manufacturing, to take full advantage of our global footprint and resources.

Under our global vehicle architecture strategy and for each of our eight global architectures, we generally define a specific range of performance characteristics and dimensions supporting a common set of major underbody components and subsystems with common interfaces.

Global architecture development teams are responsible for most of the non-visible parts of the vehicle such as steering, suspension, brake system, heating, ventilation and air conditioning system and electrical system. These global teams work very closely with vehicle development teams around the world, who are responsible for components that are unique to each brand, such as exterior and interior design, tuning of the vehicle to meet the brand character requirements and final validation to meet applicable government requirements.

We currently have eight different global architectures that are assigned to global engineering teams and centers in North America, Europe, Asia Pacific and Latin America. The allocation of the architectures to specific development centers is based on where the expertise for the vehicle segment resides, e.g., mini and small vehicles in Asia, compact and midsize vehicles in Europe and fullsize pick-up trucks, sport utility vehicles and crossover vehicles in North America.

The eight global architectures are:

• Mini Vehicles	• Rear-wheel drive Vehicles
• Small Vehicles	• Luxury Rear-wheel drive Vehicles
• Compact Vehicles	• Compact Crossover Vehicles
• Midsize Vehicles	• Midsize Trucks

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

We believe that this integrated global product development process, based on our global architectures, creates faster product development, at lower cost, while ensuring a consistently high level of quality resulting in better cars and trucks across all of our markets and brands.

Raw Materials, Services and Supplies

We purchase a wide variety of raw materials, parts, supplies, energy, freight, transportation and other services from numerous suppliers for use in the manufacture of our products. The raw materials primarily consist of steel, aluminum, resins, copper, lead and platinum group metals. We have not experienced any significant shortages of raw materials and normally do not carry substantial inventories of such raw materials in excess of levels reasonably required to meet our production requirements. Over most of the past three years the global automotive industry has experienced increases in commodity costs, most notably for raw materials such as steel, aluminum, copper, lead and platinum group metals. These price increases have been driven by increased global demand largely reflecting strong demand in emerging markets, higher energy prices and a weaker U.S. Dollar. During the second half of 2008, the prices of these commodities decreased significantly reflecting the drop in global demand brought about by the tightening of the credit markets, recession in the U.S. and Western Europe and volatile oil prices. We manage our commodity price risk by using derivatives to economically hedge a portion of raw material purchases.

In some instances, we purchase systems, components, parts and supplies from a single source, and may be at an increased risk for supply disruptions. Furthermore, the inability or unwillingness of our largest supplier, Delphi, to supply us with parts and supplies could adversely affect us because our production capacity would be affected without those parts and supplies. From 2005 to 2008, our annual purchases from Delphi have ranged from approximately $6.5 billion to approximately $10.2 billion. Since 2005 Delphi has been in bankruptcy proceedings under Chapter 11 of the Bankruptcy Code.

Based on our standard payment terms with our systems, components and parts suppliers, we are generally required to pay most of these suppliers on the second day of the second month following delivery.

Environmental and Regulatory Matters

Automotive Emissions Control

We are subject to similar laws and regulations, including vehicle exhaust emission standards, vehicle evaporative emission standards and onboard diagnostic system (OBD) requirements, in the regions throughout the world in which we sell cars and trucks.

North America

The U.S. federal government imposes stringent emission control requirements on vehicles sold in the United States, and additional requirements are imposed by various state governments, most notably California. These requirements include pre-production testing of vehicles, testing of vehicles after assembly, the imposition of emission defect and performance warranties and the obligation to recall and repair customer owned vehicles that do not comply with emissions requirements. We must obtain certification that the vehicles will meet emission requirements from the EPA before we can sell vehicles in the United States and Canada and from the CARB before we can sell vehicles in California and other states that have adopted the California emissions requirements.

The EPA and the CARB continue to emphasize testing customer owned vehicles for compliance. We believe that our vehicles meet currently applicable EPA and CARB requirements. If our vehicles do not comply with the emission standards or if defective emission control systems or components are discovered in such testing, or as part of government required defect reporting, we could incur substantial costs related to emissions recalls. New CARB and federal requirements will increase the time and mileage periods over which manufacturers are responsible for a vehicle’s emission performance.

The EPA and the CARB emission requirements will become even more stringent in the future. In addition, California has passed legislation regulating the emissions of greenhouse gases. Since we believe this regulation is effectively a form of fuel economy requirement, it is discussed under “Automotive Fuel Economy.” A new tier of exhaust emission standards for cars and light-duty

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

trucks, the Low-Emission Vehicles II standards, began phasing in for vehicles in states that have California requirements in the 2004 model year. In 2004, similar federal Tier 2 standards began phasing in. In addition, both the CARB and the EPA have adopted more stringent standards applicable to heavy-duty trucks.

California law requires that a specified percentage of cars and certain light-duty trucks sold in the state must be zero emission vehicles (ZEV), such as electric vehicles or hydrogen fuel cell vehicles. This requirement started at 10% in model year 2005 and increased in subsequent years. Manufacturers have the option of meeting a portion of this requirement with partial ZEV credit for vehicles that meet very stringent exhaust and evaporative emission standards and have extended emission system warranties. An additional portion of the ZEV requirement can be met with vehicles that meet these partial ZEV requirements and incorporate advanced technology, such as a hybrid electric propulsion system meeting specified criteria. We are complying with the ZEV requirements using a variety of means, including introducing products certified to the partial ZEV requirements beginning in the 2007 model year and placing Chevrolet Equinox Fuel Cell Vehicles powered by hydrogen into service. California recently adopted changes applicable to the 2012 and later model years that allow an additional portion of the ZEV requirements to be met with plug-in hybrid electric vehicles, including E-REV’s such as the Chevrolet Volt, that meet certain criteria.

The Clean Air Act permits states that have areas with air quality compliance issues to adopt the California car and truck emission standards in lieu of the federal requirements. Ten states, New York, Massachusetts, Maine, Vermont, Connecticut, Pennsylvania, Rhode Island, New Jersey, Oregon and Washington have these standards in effect now. Maryland and New Mexico have adopted the California standards effective beginning in the 2011 model year and Arizona’s are effective beginning in the 2012 model year. Additional states could also adopt the California standards in the future.

In addition to the exhaust emission programs described above, advanced OBD systems, used to identify and diagnose problems with emission control systems, have been required under federal and California law since the 1996 model year. This system has the potential of increasing warranty costs and the chance for recall. OBD requirements become more challenging each year as vehicles must meet lower emission standards, and new diagnostics are required. Beginning with the 2004 model year, California adopted more stringent OBD requirements, including new design requirements and corresponding enforcement procedures, and we have implemented hardware and software changes to comply with these more stringent requirements. In addition, California has recently adopted technically challenging new OBD requirements that take effect from the 2008 through the 2013 model years.

Vehicle evaporative emission control systems were modified to accommodate onboard refueling vapor recovery control standards. Onboard refueling vapor recovery was phased in on passenger cars in the 1998 through 2000 model years, and phased in on light-duty trucks in the 2001 through 2006 model years. Beginning with the 2004 model year, federal and California evaporative emission standards became more stringent, and we have implemented changes to comply with these more stringent requirements.

Europe

In Europe emissions are regulated by two different entities: the European Union (EU) and the United Nations Economic Commission for Europe (UN ECE). The EU imposes stringent emission control requirements on vehicles sold in all 27 EU Member States, and other countries apply regulations under the framework of the UN ECE. A minority of countries in Eastern Europe, which currently do not require compliance with the latest limited standards, are considering convergence to those standards by the end of the decade. In addition, EU Member States can give incentives to qualifying low emission vehicles through tax benefits. This could result in specific market requirements rewarding different technical equipment in various markets, despite the fact there is only one European wide emission requirement. The current EU requirements include type approval of preproduction testing of vehicles, testing of vehicles after assembly and the obligation to recall and repair customer owned vehicles that do not comply with emissions requirements. EU requirements and UN ECE requirements are equivalent in terms of stringency and implementation. We must demonstrate that vehicles will meet emission requirements in witness tests and obtain type approval from an approval authority before we can sell vehicles in the EU.

Emission requirements in Europe will become even more stringent in the future. A new level of exhaust emission standards for cars and light-duty trucks, Euro 5 standards, will apply from September 2009, while stricter Euro 6 standards are expected to apply from 2014. The OBD requirements associated with these new standards will become more challenging as well. The new European emission

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

standards focus particularly on reducing emissions from diesel vehicles. Diesel vehicles have become important in the European marketplace and surpassed 50% market share in 2007. The new requirements will require additional technologies and further increase the cost of diesel engines, which currently cost more than gasoline engines. To comply with Euro 6, we expect that technologies need to be implemented which are similar to those being developed to meet U.S. emission standards. The technologies available today are not cost effective and would therefore not be suitable for the European market for small and midsize diesel vehicles, which typically are under high cost pressure. Further, measures to reduce exhaust pollutant emissions have detrimental effects on vehicle fuel economy which drives additional technology cost to maintain fuel economy.

In the long-term, notwithstanding the already low vehicle emissions in Europe, regulatory discussions in Europe are expected to continue. Regulators will continue to refine the testing requirements addressing issues such as test cycle, durability, OBD, in-service conformity and alternative fuels.

Asia Pacific

Within the Asia Pacific region, our vehicles are subject to a broad range of vehicle emission laws and regulations. Japan sets specific exhaust emission and durability standards, test methods and driving cycles. In Japan, OBD is required with both EU and U.S. OBD systems accepted. South Korea is transitioning to California style exhaust emission standards and considering adopting other aspects of the California emission program. South Korea is scheduled to introduce Euro 5 emission standards for diesel powered vehicles in September 2009. In South Korea, OBD is required and evaporative emissions follow the EPA standard. China is implementing European standards, with Euro 4 first applied in Beijing on March 1, 2008, with Shanghai scheduled by late 2009, and then rolling out nationwide. All other countries in which we conduct operations within the Asia Pacific region either require or allow some form of EPA, EU or UN ECE style emission requirements with or without OBD.

Latin America/Africa/Mid-East

Within the LAAM region, some countries follow the U.S. test procedures, standards and OBD requirements and some follow the EU test procedures, standards and OBD requirements with different levels of stringency. In terms of standards, Brazil implemented National Low Emission Vehicle standards, which preceded Tier 2 standards in the U.S., for passenger cars and light commercial vehicles in January 2009. Argentina implemented Euro 4 standards starting with new registrations in January 2009. Chile currently requires Euro 3 standards for gasoline vehicles and Euro 4 standards for diesel vehicles and has proposed Euro 5 standards for diesel vehicles beginning September 2011. Other countries in the LAAM region either have some level of U.S. or EU standards or no standards at all.

Industrial Environmental Control

Our operations are subject to a wide range of environmental protection laws including those laws regulating air emissions, water discharges, waste management and environmental cleanup. We are in various stages of investigation for sites where contamination has been alleged. We are involved in a number of remediation actions to clean up hazardous wastes as required by federal and state laws. Certain environmental statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Under certain circumstances these laws impose joint and several liability, as well as liability for related damages to natural resources.

The future effect of environmental matters, including potential liabilities, is often difficult to estimate. We record an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. We expect that the amounts reserved will be paid out over the periods of remediation for the applicable sites, which typically range from five to 30 years. Expenditures for site remediation actions, including ongoing operations and maintenance, were $94 million, $104 million and $107 million in 2008, 2007 and 2006, respectively. It is possible that such remediation actions could require average annual expenditures in the range of $65 million to $85 million over the next five years.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

scope of investigations, studies and remediation to be undertaken (including the technologies to be required and the extent, duration and success of remediation). As a result, we are unable to determine or reasonably estimate the amount of costs or other damages for which we are potentially responsible in connection with these sites, although that total could be substantial.

In 2008, as part of our commitment to reduce the effect our worldwide facilities have on the environment, we announced a commitment to convert half of our major global manufacturing operations to landfill-free facilities by 2010. This landfill-free strategy translates, on an individual facility basis, to more than 80 of our manufacturing operations worldwide. We currently have 43 landfill-free manufacturing facilities worldwide. At our landfill-free facilities, over 98% of waste materials are recycled or reused and approximately 2% is converted to energy at waste-to-energy facilities. In 2008, we estimate over 2.5 million tons of waste materials was recycled or reused, an estimated 43,000 tons of waste materials was converted to energy at waste-to-energy facilities and over 3 million metric tons of carbon dioxide emissions were prevented from entering the atmosphere from our land-fill free facilities and other facilities worldwide. These numbers will increase as additional manufacturing sites reach landfill-free status.

We are implementing and publicly reporting on various voluntary initiatives to reduce energy consumption and greenhouse gas emissions from our worldwide operations. We set a 2010 target of an 8% reduction in CO2 emissions from our worldwide facilities compared to 2005 emission levels. By 2007, we had exceeded this target by reducing CO2 emissions from our worldwide facilities by 13% compared to 2005 levels. We currently have not set any future targets to reduce CO2 emission levels from our worldwide facilities; however, we are constantly researching ways to further reduce CO2 emission levels at our worldwide facilities. Several of our facilities are included in and comply with the European emissions trading regime, which is being implemented to meet the European Community’s greenhouse gas reduction commitments under the Kyoto Protocol. We have reported in accordance with the Global Reporting Initiative, the Carbon Disclosure Project, the EPA Climate Leaders Program and the DOE 1605(b) program since their inception. Global Environment and Energy goals and progress made on all voluntary programs are available in our Corporate Responsibility Report at www.gmresponsibility.com.

Vehicular Noise Control

Vehicles we manufacture and sell may be subject to noise emission regulations.

In the United States, passenger cars and light-duty trucks are subject to state and local motor vehicle noise regulations. We are committed to designing and developing our products to meet these noise requirements. Since addressing different vehicle noise regulations established in numerous state and local jurisdictions is not practical, we attempt to identify the most stringent requirements and validate to those requirements. In the rare instances where a state or local noise regulation is not covered by the composite requirement, a waiver of the requirement is requested and to date no significant cost has resulted from such a request. Medium to heavy-duty trucks are regulated at the federal level. Federal truck regulations preempt all United States state or local noise regulations for trucks over 10,000 lbs. gross vehicle weight rating.

Outside the United States, noise regulations have been established by authorities at the national and supranational level (e.g., EU or UN ECE for Europe). We believe that our vehicles meet all applicable noise regulations in the markets where they are sold.

While current noise emission regulations serve to regulate maximum allowable noise levels, proposals have been made to regulate minimum noise levels. These proposals stem from concern that vehicles that are relatively quiet, specifically hybrids, may not be heard by the sight-impaired. We are committed to design and manufacture vehicles to comply with potential noise emission regulations that may come from these proposals.

Automotive Fuel Economy

The 1975 Energy Policy and Conservation Act provided for average fuel economy requirements for passenger cars built for the 1978 model year and thereafter, weighted by production volumes under a complex formula. Based on the EPA combined city-highway test data, our 2008 model year domestic passenger car fleet achieved a Corporate Average Fuel Economy (CAFE) of 29.6 mpg, which exceeded the requirement of 27.5 mpg. The estimated CAFE for our 2009 model year domestic passenger cars is projected to be 31.1 mpg, which would also exceed the applicable requirement.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

For our imported passenger cars, the 2008 model year CAFE was 31.5 mpg, which exceeded the requirement of 27.5 mpg. The CAFE estimate for our 2009 model year imported passenger cars is 31.8 mpg, which would also exceed the applicable requirement.

Fuel economy standards for light-duty trucks became effective in 1979. Starting with the 2008 model year, the National Highway Traffic Safety Administration (NHTSA) implemented substantial changes to the structure of the truck CAFE program, including reformed standards based upon truck size. Under the existing truck rules, reformed standards are optional for the 2008-2010 model years. We have chosen to comply with these optional reform-based standards for the 2008 model year. Our light-duty truck CAFE for the 2008 model year was 23.2 mpg, which exceeds our requirement of 22.0 mpg. Our projected reform standard for light-duty trucks for the 2009 model year is 22.4 mpg and our projected performance under this standard is 23.2 mpg.

The CAFE provisions in EISA include instructions to the NHTSA to set rateable fuel economy standards separately for cars and trucks beginning in the 2011 model year that would increase to at least 35 mpg by 2020 on a combined car and truck fleet basis. Based upon the NHTSA’s proposed rule, it is likely that the 2011-2015 model year standards will be more stringent than those required by Congress. Complying with these proposed new standards is likely to require us to sell a significant national volume of hybrids or electrically powered vehicles across our portfolio as well as introduce new technologies for our conventional internal combustion engines. To the extent that we are successful, we expect to be able to meet these new standards. President Obama directed the NHTSA, by March 31, 2009, to prescribe new fuel efficiency standards for the 2011 model year.

In addition, California has passed legislation known as AB 1493 requiring the CARB to regulate greenhouse gas emissions from new motor vehicles sold in the state beginning in the 2009 model year. The Standards apply during the first seven years only to large volume manufacturers defined as having annual California sales over 60,000 vehicles. Since CO2 emissions are directly proportional to the amount of fuel consumed by motor vehicles, CO2 emissions per mile are directly related to fuel consumption per mile. In this regard, California’s attempt to regulate CO2 emissions per mile is tantamount to establishing state level fuel economy standards, which is prohibited by the U.S. federal fuel economy law. Nonetheless, the CARB promulgated the AB 1493 Rules establishing standards that effectively require approximately a 40% increase in new vehicle fuel economy for passenger cars by 2016. The Alliance of Automobile Manufacturers, of which we are members along with Ford, Chrysler, Toyota and other foreign manufacturers, have challenged these standards in court; so have several automobile dealers. Rulings adverse to the industry’s position were handed down in U.S. District Courts in Burlington, Vermont and Fresno, California. Appeals of the Vermont and California federal court decisions have been filed.

The AB 1493 Rules cannot be enforced in any state unless the EPA grants a waiver of federal preemption. In December 2007, the EPA denied California’s request for a waiver of the AB 1493 Rules. California and others brought a legal challenge to the EPA’s waiver decision. In January 2009, President Obama ordered the EPA to reconsider denial of the waiver.

Since the CARB has characterized the AB 1493 Rules as an emission regulation, other states have adopted the California CO2 requirements pursuant to the authority granted under the U.S. Clean Air Act. The following states have adopted the AB 1493 Rules imposing CO2 requirements on new motor vehicles: Arizona, Connecticut, Maine, Massachusetts, New Jersey, New York, Oregon, Pennsylvania, Rhode Island, Vermont, Washington, Maryland and New Mexico. Other states are also considering adopting the AB 1493 Rules.

If the EPA grants a waiver of federal preemption of the AB 1493 Rules, and the lawsuits or new federal action does not modify the requirements, we could be forced to cease selling select vehicles in those states where the AB 1493 Rules are in effect. Going forward, we will work closely with the federal government to set future requirements and to meet them in the most cost effective way. We believe a single, national set of fuel economy/greenhouse gas requirements is the best approach to reduce U.S. gasoline consumption and CO2 emissions, while preserving consumer choice, safety, jobs, and the economy.

In Europe, the EU passed legislation in December, 2008 to regulate CO2 emissions beginning in 2012. A target function of CO2 to weight with a slope of 60% is established. Each manufacturer must meet a specific target based on the CO2 target value on this curve for each vehicle it sells, but with the ability to average across its fleet in each year. This requirement will be phased in with 65% of vehicles sold in 2012 required to meet this target, 75% in 2013, 80% in 2014 and 100% in 2015 and beyond. The law provides super-credits that count vehicles under 40 grams CO2 3.5 times for compliance purposes in 2012 and 2013, 2.5 times in 2014 and 1.5 times

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

in 2015. This is intended to encourage the early introduction of ultra-low CO2 vehicles such as the Chevrolet Volt and Opel/Vauxhall Ampera. Automakers may gain credit of up to 7 grams for eco-innovations — those technologies which improve real-world fuel economy but may not show in the test cycle (such as highly efficient lighting). There is also a 5% credit for E85 flexible-fuel vehicles if more than 30% of refueling stations in an EU Member State sell E85. Further regulatory detail will be developed in the Comitology, a committee system which oversees the delegated acts implemented by the executive branch of the EU, process in 2009. The legislation sets a target of 95 grams for 2020 with an impact assessment required to further assess and develop this requirement. We have developed a compliance plan by adopting operational CO2 targets for each market entry in Europe.

A regulatory proposal is now in the European Parliament to require low-rolling resistance tires and tire pressure monitoring systems. A proposal is also under discussion that would require labeling of tires for noise, fuel efficiency and rolling resistance which may affect vehicles at sale as well as the sale of tires in the aftermarket. It is anticipated that a proposal to regulate CO2 emissions from light commercial vehicles will be introduced in 2009.

Fourteen EU Member States have introduced CO2 based vehicle taxation schemes. Tax measures are within the sovereignty of the EU Member States. We are faced with significant challenges relative to the predictability of future tax laws and differences in the tax schemes and thresholds.

Potential Effect of Regulations

We continue to improve the fuel efficiency of our vehicles, even as we enhance utility and performance, address environmental aspects of our products and add more safety features and customer convenience options, which add mass to a vehicle and therefore tend to lower its fuel economy. Our product lineup of 2009 models in the United States includes 20 models that achieve an EPA estimated 30 mpg or better on the highway. Overall fuel economy and CO2 emissions from cars and light-duty trucks on the road are determined by a number of factors, including what products customers select and how they use them, traffic congestion, transit alternatives, fuel quality and availability and land use patterns.

As referred to in “Research, Development and Intellectual Property,” our top priority is the development of our alternative propulsion strategy as energy diversity and environmental leadership are critical to our overall business strategy. This is illustrated by our commitment to marketing more hybrid vehicles, our accelerated commitment to electrically powered vehicles using fuel cell and lithium-ion battery technology and the use of biofuels in our expanded portfolio of flexible-fuel vehicles.

Currently, we market six hybrid models in the U.S. with up to nine hybrid models expected to be available by mid-2009. Our hybrid vehicles are equipped with one of two different hybrid systems, which vary in fuel economy and cost, providing an opportunity for more consumers to own a hybrid vehicle.

We are also developing plug-in hybrid electric vehicles, which combine our two-mode hybrid technology with advanced lithium-ion battery technology to potentially double the fuel economy of any current sport utility vehicle.

We are accelerating our commitment to electrically powered vehicles, including those powered by fuel cells, which convert hydrogen into electricity and emit only water. This commitment to fuel cell technology was demonstrated by placing 100 Chevrolet Equinox Fuel Cell prototype vehicles with U.S. customers as part of Project Driveway the first large-scale market test of fuel cell vehicles. In addition, we plan to bring the Chevrolet Volt E-REV to market in 2010. Advanced lithium-ion battery technology is required for the Chevrolet Volt and we will assemble the battery packs in the U.S. using cells and components supplied by LG Chem Ltd.

Biofuels, specifically E85 ethanol, are also an important part of our overall energy diversity strategy as we are committed to producing at least 50% of our vehicles in the U.S. market capable of operating on biofuels by 2012. This commitment to biofuels is further illustrated by our partnership with the National Governors Association, as well as our strategic alliances with Coskata, Inc. and Mascoma Corporation. We also offer 20 flexible-fuel models capable of operating on gasoline, E85 ethanol or any combination of the two fuels. In Brazil, more than 95% of our vehicles sold are flexible-fuel capable, while SAAB’s 9-5 BioPower is the best selling flexible-fuel vehicle in Europe. We are also committed to biodiesel, through our 2008 Duramax engine sold in the U.S., which can run on B5 and a special equipment option available on our 6.6-liter Duramax engine, which can run on B20.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

We have established aggressive short-term and long-term plans to develop and bring to market technologies designed to further improve fuel efficiency, reduce emissions, and provide additional value and benefits to our customers. These include enhancements to conventional internal combustion engine technology such as active fuel management, variable valve timing systems, six-speed automatic transmissions and advanced diesel engines. We believe that the development and global implementation of new, cost-effective energy technologies in all sectors is the most effective way to improve energy efficiency and reduce greenhouse gas emissions.

Despite these advanced technology efforts, our ability to satisfy fuel economy and CO2 requirements in the four regions in which we operate is contingent on various future economic, consumer, legislative and regulatory factors that we cannot control and cannot predict with certainty. If we are not able to comply with specific new fuel economy requirements, which include higher CAFE standards and state CO2 requirements such as those imposed by the AB 1493 Rules, then we could be subject to sizeable civil penalties or have to restrict product offerings drastically to remain in compliance. In turn, any such actions could have substantial adverse effects on our operations, including facility closings, reduced employment and loss of revenue.

Safety

New vehicles and equipment sold in the United States are required to meet certain safety standards promulgated by the NHTSA. The National Traffic and Motor Vehicle Safety Act of 1966 authorizes the NHTSA to determine these standards and the schedule for implementing them. In addition, in the case of a vehicle defect that creates an unreasonable risk to motor vehicle safety or does not comply with a safety standard, the National Traffic and Motor Vehicle Safety Act of 1966 generally requires that the manufacturer notify owners and provide a remedy. The Transportation Recall Enhancement, Accountability and Documentation Act requires us to report certain information relating to certain customer complaints, warranty claims, field reports and lawsuits in the United States and fatalities and recalls outside the United States.

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

Pension Legislation

We are subject to a variety of federal rules and regulations, including the Employee Retirement Income Security Act of 1974, as amended and the Pension Protection Act of 2006, which govern the manner in which we fund and administer our pensions for our retired employees and their spouses. The Pension Protection Act of 2006 is designed, among other things, to more appropriately reflect the value of pension assets and liabilities to determine funding requirements. Under the Pension Protection Act of 2006 we expect there will be no cash funding requirement for our U.S. hourly and salaried pension plans in 2009. However, assuming that interest rates remain at December 31, 2008 levels and pension fund assets earn 8.5% annually going forward, we may need to make significant contributions to the U.S. pension plans in 2013 and beyond. We are currently analyzing our pension funding strategies. We also maintain pension plans for employees in a number of countries outside the United States, which are subject to local laws and regulations.

Export Control

We are subject to a number of domestic and international export control requirements. Our Office of Export Compliance is responsible for addressing export compliance issues that are specified in regulations issued by the U.S. Department of State, the U.S. Department of Commerce, and the U.S. Department of Treasury, as well as issues relating to export control laws of other countries. Export control laws of countries other than the United States are likely to be increasingly significant to our business as we develop our research and development operations on a global basis. The Office of Export Compliance works with export compliance officers in our business units who address export compliance issues on behalf of the units. If we fail to comply with applicable export compliance regulations, we and our employees could be subject to criminal and civil penalties and, under certain circumstances, suspension and debarment from doing business with the government.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Significant Transactions

In August 2007, we completed the sale of the commercial and military operations of Allison, formerly a division of our Powertrain Operations. The negotiated purchase price of $5.6 billion in cash plus assumed liabilities was paid at closing. The purchase price was subject to adjustment based on the amount of Allison’s net working capital and debt on the closing date, which resulted in an adjusted purchase price of $5.4 billion. A gain on the sale of Allison in the amount of $5.3 billion ($4.3 billion after-tax), inclusive of the final purchase price adjustments, was recognized in 2007. Allison is a global leader in the design and manufacture of commercial and military automatic transmissions and a premier global provider of commercial vehicle automatic transmissions for on-highway vehicles, including trucks, specialty vehicles, buses and recreational vehicles, off-highway and military vehicles, as well as hybrid propulsion systems for transit buses. We retained our Powertrain Operations’ facility near Baltimore, Maryland which manufactures automatic transmissions primarily for our trucks and hybrid propulsion systems. The results of operations and cash flows of Allison have been reported in the consolidated financial statements as discontinued operations for all periods presented. Historically, Allison had been reported in the North America automotive business. Refer to Note 4 to the consolidated financial statements for more information on this transaction.

In April 2006, we, along with our wholly-owned subsidiaries GMAC and GM Finance Co. Holdings Inc., entered into a definitive agreement pursuant to which we agreed to sell a 51% controlling interest in GMAC for a purchase price of $7.4 billion to FIM Holdings. FIM Holdings is a consortium of investors, including Cerberus FIM Investors, LLC, Citigroup Inc., Aozora Bank Limited and a subsidiary of the PNC Financial Services Group, Inc. The GMAC Transaction was completed on November 30, 2006. We have retained a 49% interest in GMAC’s Common Membership Interests.

As part of the GMAC Transaction, we entered into the GMAC Services Agreement, which is comprised of a number of agreements with GMAC governing aspects of our relationship including agreements related to consumer and dealer financing by GMAC for the purchase and lease of our products in the United States. Under the GMAC Services Agreement, GMAC financed a broad spectrum of consumer credits, consistent with historical practice, and received a negotiated return based on its funding costs. GMAC also provided full consideration to consumer credit applications received from GM-franchised dealers and purchased consumer financing contracts from GM dealers in accordance with GMAC’s usual standards for creditworthiness, consistent with historical practice.

The GMAC Services Agreement also provided that, subject to certain conditions and limitations, we would offer vehicle financing and leasing incentives to U.S. customers, except for Saturn-brand products, exclusively through GMAC. We had the right to set the terms and conditions and eligibility of all such incentive programs. In consideration of GMAC’s exclusive relationship with us for vehicle financing and leasing incentives for consumers, GMAC had agreed to certain targets, and if it did not meet those targets, we could have imposed certain fees and other monetary consequences or even revoke GMAC’s exclusivity in whole or in part unless certain credit market disruptions occurred and we and GMAC mutually agreed to suspend the targets, fees, and termination rights. As long as GMAC’s exclusivity remained in effect, GMAC would pay us $105 million annually.

Effective December 29, 2008 and in connection with the approval of GMAC’s application to become a BHC, we and GMAC agreed to modify certain terms and conditions of the GMAC Services Agreement. Certain of these amendments include the following: (1) for a two-year period, we can offer retail financing incentive programs through a third party financing source under certain specified circumstances, and in some cases subject to the limitation that pricing offered by such third party meets certain restrictions, and after such two-year period we can offer any such incentive programs on a graduated basis through third parties on a non-exclusive, side-by-side basis with GMAC provided that pricing such third parties financing sources meets certain requirements; (2) GMAC will have no obligation to provide operating lease financing products; and (3) GMAC will have no targets against which it could be assessed penalties. After December 24, 2013, we will have the right to offer retail financing incentive programs through any third party financing source, including GMAC, without any restrictions or limitations. The exclusivity fee will be pro-rated downward for any period when we work with a third-party provider. A primary objective of the GMAC Services Agreement continues to be supporting distribution and marketing of our products. We and GMAC have agreed to work in good faith to execute definitive documentation with respect to an amendment of the GMAC Services Agreement on or before March 29, 2009.

In connection with GMAC’s conversion to a BHC, we have committed to the Federal Reserve that we will reduce our ownership interest in GMAC to less than 10% of the voting and total equity interest of GMAC by December 24, 2011. Pursuant to our understanding with the UST, all but 7.4% of our common equity interest in GMAC will be placed in a trust by March 24, 2009.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

For further information about the business relationship between us and GMAC, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Factors Affecting Future and Current Results — GMAC — Conversion to Bank Holding Company and Related Transactions — GMAC — Sale of 51% Controlling Interest” and Note 1, Note 4, Note 9 and Note 27 to the consolidated financial statements.

Employees

At December 31, 2008 we employed 243,000 employees, of whom, 170,000 (70%) were hourly employees and 73,000 (30%) were salaried employees. The following table summarizes our employment by region:

	December 31,
	2008	2007	2006
	(In thousands)
GMNA	116	139	152
GME	55	57	60
GMLAAM	35	34	32
GMAP	35	34	34
Other	2	2	2

Total	243	266	280

Salaried	73	76	75
Hourly	170	190	205

At December 31, 2008, 62,000 of our U.S. employees (or 68%) were represented by unions, of which 61,000 employees were represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW). In addition, many of our employees outside the United States are represented by various unions. At December 31, 2008, we had 377,000 U.S. hourly retirees and 116,000 U.S. salaried retirees.

Segment Reporting Data

Operating segment and principal geographic area data for 2008, 2007 and 2006 are summarized in Note 29 to the consolidated financial statements.

Website Access to GM’s Reports

Our internet website address is www.gm.com.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (Exchange Act) are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).

In addition to the information about us and our subsidiaries contained in this 2008 Form 10-K, extensive information about us can be found on our website, including information about our management team, our brands and products and our corporate governance principles.

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by the factors described below.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

While we describe each risk separately, some of these risks are interrelated and certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that we may face. Additional risks and uncertainties not presently known to us, or that we currently do not consider significant, could also potentially impair, and have a material adverse effect on, our business, results of operations and financial condition.

Risks Related to us and our Automotive Business

There is substantial doubt about our ability to continue as a going concern.

Our independent public accounting firm has issued an opinion on our consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations, stockholders’ deficit and inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Our plans concerning these matters, including our Viability Plan, are discussed in Note 2 to the accompanying audited consolidated financial statements. Our future is dependent on our ability to execute our Viability Plan successfully or otherwise address these matters. If we fail to do so for any reason, we would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.

Our business, the success of our Viability Plan and our ability to continue as a going concern are highly dependent on sales volume. In 2008, global vehicle sales declined rapidly and there is no assurance that the global automobile market will recover or that it will not suffer a significant further downturn.

Our business and financial results are highly sensitive to sales volume, as demonstrated by the effect of sharp declines in vehicle sales in the United States since 2007 and globally during 2008. Vehicle sales in the United States have fallen 40% since their peak in 2007, and sales globally have declined 23.5% since their peak in January 2008. The deteriorating economic and market conditions that have driven the drop in vehicle sales, including declines in real estate values and household incomes, rising unemployment, tightened credit markets, weakened consumer confidence and volatility in oil prices, are not likely to improve during 2009 and may continue past that year. Our Viability Plan is based on assumptions that vehicle sales will decline further in 2009 but that they will begin to recover in 2010. Sales volumes may decline more severely or take longer to recover than we expect, however, and if they do, our results of operations and financial condition and the success of the Viability Plan will be materially adversely affected.

The success of our Viability Plan and our ability to continue as a going concern depends on our compliance with the terms of the UST Loan Agreement, and on the availability of additional financing from the United States and certain foreign governments.

The terms of the UST Loan Agreement require us to submit a written certification and report detailing our progress in implementing our Viability Plan on or before March 31, 2009. This report must identify and explain any deviations from the restructuring targets contained within the UST Loan Agreement and explain why such deviations do not jeopardize our long-term viability. The report must also include evidence that: (1) the labor modifications described in “MD&A — Recent Developments” have been approved by the unions and ratified by their membership, (2) all necessary approvals for the voluntary employe beneficiary association (VEBA) modifications (other than regulatory and judicial approvals) described in “MD&A — Recent Developments” have been received; and (3) the exchange offer described below in “MD&A — Recent Developments” has commenced. Under the terms of the UST Loan Agreement, unless we receive certification under the UST Loan Agreement that we have complied with the requirements of the agreements, the maturity of the UST Loan, which totals $13.4 billion at February 28, 2009, will accelerate and become due and payable.

If the maturity of the loans under the UST Loan Facility is accelerated, we do not currently have means to repay or refinance the amounts that would be due and payable. If we failed to repay the amounts due under the agreement, an event of default would occur, which would permit the UST to exercise its remedies under the agreement, including foreclosing on the collateral pledged to secure our obligations under the agreement. These circumstances would trigger events of defaults in certain of our other significant agreements, potentially requiring us to seek relief through a filing under the U.S. Bankruptcy Code.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

We have also proposed the authorization of additional loans from the U.S. government, and we hope to receive loans of up to $7.7 billion or more under Section 136 of EISA, which, combined with our indebtedness under the UST Loan Facility, would represent an aggregate of approximately $30.0 billion in borrowings from the U.S. government by 2011. We are also in the process of requesting temporary loan support from certain foreign governments, including Canada, Germany, the United Kingdom, Sweden and Thailand, and have assumed for purposes of our Viability Plan that we will receive up to approximately $6.0 billion in financing from foreign governments to fund operating requirements, plus amounts to satisfy certain legal obligations. We believe that obtaining funding from these governmental sources will be necessary to continue to operate our business in its current scope. We have not received any commitment with regard to the additional proposed borrowings from either the U.S. government or any foreign governments, and there is no assurance that we will be successful in obtaining the additional governmental funding we will need to continue to operate our business. The failure to obtain sufficient funding from the US government or governments outside the United States may require us to shrink or terminate operations or seek reorganization for certain subsidiaries outside the United States. If we fail to obtain sufficient funding for any reason, we would not be able to continue as a going concern and could potentially be forced to seek relief under the U.S. Bankruptcy Code.

Our Viability Plan relies in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our Viability Plan may be unsuccessful and we may be unable to continue as a going concern.

Our Viability Plan relies in large part upon assumptions and analyses that we developed based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and predictions as reflected in our Viability Plan depends on a number of factors, including but not limited to:

•

Our ability to obtain adequate liquidity and financing sources and establish an appropriate level of debt, including our ability to negotiate the required debt conversions with our bondholders, commercial lenders and other creditors and changes in the contributions to the New VEBA with representatives of the VEBA;

•

Our ability to realize production efficiencies and to achieve reductions in costs as a result of the turnaround restructuring and the modifications in compensation and work rules negotiated with the UAW and other unions that represent our hourly employees;

•	Consumers’ confidence in our viability as a continuing entity and our ability to continue to attract customers, particularly for our new products, including cars and crossover vehicles;

•	The availability of adequate financing on acceptable terms to our customers, dealers, distributors and suppliers to enable them to continue their business relationships with us;

•	The continued financial viability and ability to borrow of our key suppliers, including Delphi’s ability to address its underfunded pension plans and to emerge from bankruptcy proceedings;

•	Our ability to sell, spin off or phase out some of our brands as planned, to manage the distribution channels for our products and to complete other planned asset sales;

•	Our ability to qualify for federal funding for our advanced technology vehicle programs under Section 136 of EISA;

•	The ability of our foreign operations to restructure or to qualify for support from host governments;

•	GMAC’s ability to obtain funding to provide both wholesale and retail financing in the United States and Canada and to support our ability to sell vehicles in those markets; and

•	The overall strength and stability of general economic conditions and of the automotive industry, both in the United States and in global markets.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In addition, our Viability Plan relies upon financial projections, including with respect to (1) revenue growth and improvements in earnings before interest, taxes, depreciation and amortization margins, (2) growth in earnings and cash flow, (3) the amounts of future pension contributions, (4) the value of unconsolidated subsidiaries, (5) the value of expected asset sales and (6) the amounts of other restructuring costs, including those related to Delphi. Financial projections are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial projections will not be accurate. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we describe in our Viability Plan. Consequently, there can be no assurance that the results or developments predicted by our Viability Plan will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of our Viability Plan and our ability to continue as a going concern.

If we are not able to obtain adequate financing from the U.S. government or other sources or to execute our Viability Plan or if our Viability Plan does not result in an entity capable of sustaining itself over the long-term, or if we are unable to restructure our Series D convertible debentures prior to June 1, 2009, we could potentially be required to seek relief through a filing under the U.S. Bankruptcy Code, either through a prepackaged plan of reorganization or under an alternative plan, which could include liquidation.

If we were not able to secure adequate funding to continue our operations or to execute our Viability Plan, for example because we could not execute the debt reduction or achieve other restructuring targets mandated by the UST Loan Agreement, we could potentially be required to seek relief through a filing under the U.S. Bankruptcy Code. We currently have approximately $1.0 billion of outstanding Series D convertible debentures that mature on June 1, 2009. If we are unable to restructure the Series D convertible debentures prior to June 1, 2009, or otherwise satisfactorily address the payment due on June 1, 2009, a default would arise with respect to payment of these obligations, which could also trigger cross defaults in other outstanding debt and potentially require us to seek relief through a filing under the U.S. Bankruptcy Code. Such a restructuring would preferably be conducted through a prepackaged reorganization. We believe that the announcement of a prepackaged reorganization plan and its execution in Bankruptcy Court, however, could materially adversely affect the relationships between us and our customers, employees, suppliers, dealers, partners and others. Further, if we were unable to develop a prepackaged plan or to obtain confirmation of the prepackaged plan on a timely basis, because of a legal challenge to it or inability to obtain sufficient financing or another cause, or for other reasons, we could be forced to operate in bankruptcy for an extended period while we tried to develop a reorganization plan that could be confirmed.

Moreover, there is no assurance that we would be able to obtain debtor-in-possession financing to sustain us during bankruptcy proceedings, particularly if we do not have U.S. government support.

Substantial risks would result from any such bankruptcy filing. For example:

•

It is likely that the filing would substantially erode consumers’ confidence in our ability to provide parts and service over the long-term, ensure the availability of warranty coverage or maintain acceptable resale values and that as a result there would be significant and precipitous decline in our revenues;

•

A significant decline in revenue would endanger the viability of our dealers and suppliers, threaten the ability of GMAC to fund itself and impair its capacity to provide essential wholesale and retail financing to our dealers and customers;

•

If we were not able to develop a successful plan for reorganization or if debtor-in-possession financing were not available, we would be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code;

•	Holders of our debt obligations would have their claims significantly reduced, converted into equity or eliminated, depending upon the terms of the restructuring; and

•	The equity interests of our current stockholders would be completely eliminated.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Even if our progress under the Viability Plan is certified under the UST Loan Agreement and our debt restructuring is successful, our indebtedness and other obligations will continue to be significant. If the current economic environment does not improve we are not likely to generate sufficient cash flow from operations to satisfy our obligations as they come due, and as a result we would need additional funding, which may be difficult to obtain.

Even if we complete the debt restructuring and other steps of the Viability Plan, we will continue to have a significant amount of indebtedness and other obligations. As of December 31, 2008, after giving effect to the $13.4 billion of advances outstanding under the UST Loan Agreement and the execution of the Viability Plan, including a reduction by two-thirds of our outstanding public debt, we would still have a very significant amount of debt outstanding. In addition, as described above, we estimate under our Viability Plan that we will be required to seek additional borrowings from the U.S. government and certain foreign governments, and as a result of which even after giving effect to our public debt restructuring, our total debt outstanding would increase.

Our significant current and future indebtedness and other obligations are likely to have several important consequences. For example, it could:

•

Require us to dedicate an even more significant portion of our cash flow from operations than we currently do to the payment of principal and interest on our indebtedness and other obligations, which will reduce the funds available for other purposes such as product development;

•	Make it more difficult for us to satisfy our obligations, including our obligations under our indebtedness;

•	Make us more vulnerable to adverse economic and industry conditions;

•	Limit our ability to withstand competitive pressures;

•	Limit our ability to fund working capital, capital expenditures and other general corporate purposes;

•	Make us more vulnerable to any continuing downturn in general economic conditions and adverse developments in our business; and

•	Reduce our flexibility in responding to changing business and economic conditions.

There is no assurance that we will be able to generate sufficient cash flow from operations in the future to allow us to service our debt, pay our other obligations as required and make necessary capital expenditures, in which case we might be forced to seek additional financing, dispose of certain assets, minimize capital expenditures or seek to refinance some or all of our debt. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements. In addition, we and our subsidiaries may incur substantial additional indebtedness in the future, subject to the restrictions contained in the agreements governing our indebtedness. If we incur additional indebtedness, the related risks that we now face would intensify.

Negative developments in the availability or terms of consumer credit through GMAC or other sources materially adversely affected our sales in 2008 and may have a similar effect in 2009 if credit markets deteriorate.

Based on our historical relationship, GMAC finances a significant percentage of our global vehicle sales and virtually all of our U.S. sales involving subsidized financing such as below-market interest rates. Due to conditions in credit markets particularly later in 2008, GMAC experienced severe difficulty accessing new funding, and other sources of financing other than through governmental programs such as the Troubled Asset Relief Program, were not readily available to fully meet GMAC’s role in supporting our dealers and their retail customers. As a result, the number of vehicles sold with a subsidized financing rate or under a lease contract declined rapidly in the second half of the year, with lease contract volume dropping to zero by the end of 2008. This had a significant effect on our vehicles sales overall, since many of our competitors have captive finance subsidiaries that were better capitalized than GMAC and thus were able to offer consumers subsidized financing and leasing offers.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Similarly, many of the dealers that sell our products rely on GMAC financing to purchase our vehicles on a wholesale basis. The reduced availability of GMAC wholesale dealer financing (particularly in the second half of 2008), the increased cost of such financing and a continuation in the decline in the availability of other sources of dealer financing due to the general weakness of the credit market, has caused and will likely continue to cause dealers to modify their plans to purchase vehicles from us.

While GMAC’s ability to provide consumer financing at subsidized rates has improved, lease financing remains largely unavailable. Because of recent modifications to our commercial agreements with GMAC, GMAC no longer is subject to contractual wholesale funding commitments or retail underwriting targets. Therefore, there can be no assurance that GMAC will continue to have adequate funding available at competitive rates to ensure that financing for purchases of our vehicles by our dealers and customers will be consistent with the funding levels and competitive rates that have historically been available from GMAC. In addition, availability of funding for both wholesale and retail sales from other sources, while improved, remains limited and would decrease if credit markets deteriorate.

Because of our dependence on GMAC, we are subject to risks associated with other developments in the business and financial condition of GMAC.

Because of our dependence on GMAC for the financing of a significant percentage of our global vehicle sales and virtually all of our U.S. sales involving subsidized financing such as sales incentives, as well as dealer financing for wholesale purchases, we are subject generally to risks associated with business and financial developments at GMAC. See the discussion under “Risks related to our ownership interest in GMAC.”

Inadequate liquidity could materially adversely affect our business operations in the future.

We require substantial liquidity to implement long-term cost savings and restructuring plans, continue capital spending to support product programs and development of advanced technologies, meet scheduled term debt and lease maturities, make scheduled cash contributions to the New VEBA for postretirement health care and run our normal business operations. If we continue to operate at or close to the minimum cash levels necessary to support our normal business operations, we may be forced to further curtail capital spending, research and development and other programs that are important to the future success of our business. Our suppliers might respond to an apparent weakening of our liquidity position by requesting quicker payment of invoices or other assurances. If this were to happen, our need for cash would be intensified, and we might be unable to make payments to our suppliers as they become due.

In the fourth quarter of 2008, our available liquidity dropped below the level necessary to operate our businesses. While we received significant liquidity through our borrowings pursuant to the UST Loan Facility, our efforts to continue to maintain adequate liquidity will be very challenging given the current business environment and the immediate working capital requirements of the Viability Plan required by the UST Loan Agreement. We anticipate that the effect on working capital of reductions in production volume and other restructuring initiatives we undertook in 2008 will result in significant liquidity needs during the first quarter of 2009. Moreover, even if our liquidity enhancing actions are successfully implemented, their full effect will not be realized until later in 2009. Our ability to maintain adequate liquidity through the first half of 2009 will depend significantly on the volume and quality of vehicle sales, the continuing curtailment of operating expenses and capital spending, the availability of funding under one or more current or future federal government programs and the completion of some of our planned asset sales. We currently have approximately $1 billion of outstanding Series D convertible debentures that mature on June 1, 2009. If we are unable to restructure the Series D convertible debentures prior to June 1, 2009, or otherwise satisfactorily address the payment due on June 1, 2009, a default would arise with respect to payment of these obligations, which could also trigger cross defaults in other outstanding debt and potentially require us to seek relief through a filing under the U.S. Bankruptcy Code.

We are committed to exploring all of these liquidity enhancement options because there is no assurance that industry or capital markets conditions will improve before the second half of 2009, if then. Even if we implement the Viability Plan and other planned operating actions that are substantially within our control, our estimated liquidity during the remainder of 2009 will be inadequate to operate our business unless economic and automotive industry conditions significantly improve, we receive additional government funding under one or more current or future programs, we receive substantial proceeds from asset sales, we take more aggressive

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

working capital initiatives, or we gain access to capital markets and other private sources of funding, or some combination of these actions occurs. If we fail to obtain sufficient funding for any reason, we would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.

We may not be able to reach agreement on the UAW VEBA Modification to fund and discharge retiree health care obligations or enter into the Labor Modifications required by the UST Agreements or with the UAW to modify our compensation structure and work rules.

We may not be able to reach agreement on the VEBA Modifications and have reached a tentative agreement on the Labor Modifications. To implement the Labor Modifications successfully, we will require the ratification by the employees affected and the approval of each major union that represents our employees. Once we have reached an agreement on the VEBA Modifications, their successful implementation will require regulatory and judicial approvals, including the approval of the United States District Court for the Eastern District of Michigan. There is no assurance that we will receive any or all of these approvals on a timely basis, if at all. If we do not receive the necessary approvals to authorize these actions, or if we otherwise fail to implement them, our ability to execute our Viability Plan, our compliance with the UST Loan Agreement and our ability to obtain additional U.S. government financing may be materially adversely affected.

Even if the VEBA Modifications described in the UST Loan Agreement are implemented, we have agreed to contribute a significant amount of cash to fund the New VEBA in the relatively near future.

If the VEBA Modifications are implemented, we will still be required to contribute a significant amount of cash to the New VEBA over a period of years, in addition to our equity. There is no assurance that we will be able to obtain all of the necessary funding that has not been set aside in existing VEBAs on terms that will be acceptable to us. If we are unable to obtain funding on terms that are consistent with our business plans, we would have to delay or reduce or cancel other planned expenditures.

We may not be able to reach an agreement with the unofficial committee of holders of our public debt regarding the terms of a potential exchange offer or successfully execute a reduction in our unsecured debt as envisioned by UST Loan Agreement.

Under the UST Loan Agreement, we are required to commence an exchange offer by March 31, 2009 to reduce our public unsecured debt by at least two-thirds (Debt Reduction), and to use our best efforts to achieve the Debt Reduction as a goal of the Viability Plan, which we believe is critical to our viability. Although we have been in discussions with advisors to an unofficial committee of holders of our public debt, we may not be able to reach agreement regarding the terms of an exchange offer that the committee would recommend to holders of our public debt. The failure to reach an agreement may make it more difficult to consummate an exchange offer. Further, even if we reach agreement with the committee, holders of our public debt will not be obligated to participate in any exchange offer, and as a result any exchange offer we commence may fail. We anticipate that if we fail to restructure our public debt through the exchange offer, we could potentially be required to seek relief through a filing under the U.S. Bankruptcy Code.

Our pension and OPEB expenses and funding obligations are expected to increase significantly as a result of the weak performance of financial markets and its effect on plan assets.

Our future funding obligations for our U.S. defined benefit pension plans qualified with the Internal Revenue Service (IRS) and our estimated liability related to other postretirement benefit (OPEB) plans depend upon the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine funding levels, the level of benefits provided for by the plans, actuarial data in healthcare inflation trend rates, and experience and any changes in government laws and regulations. Our employee benefit plans currently hold a significant amount of equity and fixed income securities. Due to our contributions to the plans and to the strong performance of these assets during prior periods, our U.S. hourly and salaried pension plans were consistently overfunded from 2005 through 2007, which allowed us to maintain a surplus without making additional contributions to the plans. However, due to significant declines in financial markets and a deterioration in the value of our plan assets, as well as the coverage of additional retirees, including Delphi employees, we may need to make significant contributions to our U.S. pension plans in 2013 and beyond, assuming that interest rates remain at December 31, 2008 levels and pension fund assets earn 8.5%, annually, going forward. There is

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

no assurance that interest rates will remain constant or that our pension fund assets can earn 8.5% annually, and our actual experience may be significantly more negative. In addition, our Canadian pension plans are currently significantly underfunded, which we expect will also require us to make significant additional annual contributions in the future. Our pension and OPEB expenses and funding may also be greater than we currently anticipate if our assumptions regarding plan earnings and expenses turn out to be incorrect.

If the market values of the securities held by our pension plans continue to decline, our pension and OPEB expenses would further increase and, as a result, could materially adversely affect our business. Decreases in interest rates that are not offset by contributions and asset returns could also increase our obligations under such plans. In addition, if local legal authorities increase the minimum funding requirements for our pension plans outside the United States, we could be required to contribute more funds, which would negatively affect our cash flow.

The UST Loan Agreement contains significant representations and affirmative and negative covenants that may restrict our ability to take actions management believes are important to our long-term strategy, including our ability to enter into certain material transactions outside of the ordinary course of business.

The UST Loan Agreement and the similar provisions of the UST GMAC Loan contains representations and warranties, affirmative covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. The affirmative covenants impose obligations on us with respect to, among other things, financial and other reporting to the UST (including periodic confirmation of compliance with certain expense policies and executive privilege and compensation requirements), beginning March 31, 2009 any financial covenants that may be required, use of proceeds of asset sales, maintenance of facility collateral and other property, payment of obligations, compliance with various restrictions on executive privileges and compensation, a corporate expense policy, progress on the Viability Plan, and a cash management plan.

Under the UST Loan Agreement, we may be prohibited from entering into any proposed transaction outside the ordinary course of business that is valued at more than $100 million if it is determined that the transaction would be inconsistent with, or detrimental to, our long-term viability. In addition, the UST Loan Agreement restricts our ability to manage our liquidity on a global basis by placing stringent limitations on our ability to make intercompany loans to or equity investments in our foreign subsidiaries.

The negative covenants in the UST Loan Agreement generally apply to us and our U.S. subsidiaries that provided guarantees of our obligations under that agreement and restrict us with respect to, among other things, transactions with affiliates, granting liens, distributions on capital stock, amendments or waivers of certain documents, prepayments of senior loans, entering into new indebtedness, making investments, ERISA and other pension fund matters, maintenance of facility collateral, sales of assets and entering into or amending joint venture agreements.

Compliance with the representations, warranties and affirmative and negative covenants contained in the UST Loan Agreement could restrict our ability to take actions that management believes are important to our long-term strategy. If strategic transactions we wish to undertake are prohibited or inconsistent with, or detrimental to, our long-term viability, our ability to execute our long-term strategy could be materially adversely affected. In addition, monitoring and certifying our compliance with the UST Loan Agreement will require a high level of expense and management attention on a continuing basis.

Failure of our suppliers due to current economic conditions to provide us with the systems, components and parts that we need to manufacture our automotive products and operate our business could result in a disruption in our operations and have a material adverse effect on our business.

We rely on many suppliers to provide us with the systems, components and parts that we need to manufacture our automotive products and operate our business. In recent years, a number of these suppliers, including but not limited to Delphi, have experienced severe financial difficulties and solvency problems, and some have reorganized under the U.S. Bankruptcy Code or similar reorganization laws. This trend has intensified in recent months due to the combination of general economic weakness, sharply declining vehicle sales and tightened credit availability that has affected the automobile industry generally. The substantial reduction in production volumes that we plan is likely to intensify this trend, particularly if, as we anticipate, similar volume reductions are

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

executed by our competitors, who frequently purchase from the same suppliers that we do. Suppliers that are substantially dependent on our purchases may encounter difficulties in obtaining credit or may receive an opinion from their independent public accountants regarding their financial statements that includes a statement expressing substantial doubt about their ability to continue as a going-concern, which could trigger defaults under their financing or other agreements or impede their ability to raise new funds. Our suppliers might respond to an apparent weakening of our liquidity position and address their own liquidity needs by requesting faster payment of invoices or other assurances. If this were to happen, our need for cash would be intensified, and we might be unable to make payments to our suppliers as they become due.

When comparable situations have occurred in the past, our suppliers have attempted to increase their prices to us, pass through increased costs, alter payment terms or seek other relief. In instances where our suppliers have not been able to generate sufficient additional revenues or obtain the additional financing they need to continue their operations, either through private sources or government funding, some have been forced to reduce their output, shut down their operations or file for bankruptcy protection. Such actions are likely to increase our costs, create challenges to meeting our quality objectives and in some cases make it difficult for us to continue production of certain vehicles. To the extent we take steps in such cases to help key suppliers remain in business that would adversely affect our liquidity. It may also be difficult to find a replacement for certain suppliers without significant delay.

As part of our Viability Plan, we have reduced compensation and headcount for our management and non-management salaried employees, which may materially adversely affect our ability to hire and retain salaried employees.

As part of the cost reduction initiatives in the Viability Plan, we have discontinued salary increases, imposed reduction in salaries for at least six months ranging from 30% or more for the most highly paid executives to 3% for salaried employees who earn more than a specified minimum and reduced benefits to a level that we believe is significantly lower than offered by other major corporations. The UST Loan Agreement restricts the compensation that we can provide to our top executives as well as prohibits certain types of compensation or benefits for any employees. At the same time, we have substantially decreased the number of salaried employees and expect to reduce the number further, so that the workload is shared among fewer employees and in general the demands on each salaried employee are increased. Companies in similar situations have experienced significant difficulties in hiring and retaining highly skilled employees, particularly in competitive specialties. Given our compensation structure and increasing job demands, there is no assurance that we will be able to hire and retain the employees whose expertise is required to execute the restructuring plan while at the same time developing and producing vehicles that will stimulate demand for our products.

Our plan to reduce the number of our retail channels and core brands and to consolidate our dealer network is likely to reduce our total sales volume, may not create the structural cost savings we anticipate and is likely to result in restructuring costs that may materially adversely affect our result of operations.

As part of our Viability Plan, we intend to phase out our Saturn, Saab and HUMMER retail channels and brands in order to reduce the number of our retail channels and the number of our core brands; Pontiac is expected to become a highly focused niche brand. We also intend to consolidate our dealer network by reducing the total number of our dealers by over 30% from present levels. We anticipate that this reduction in retail outlets, core brands and dealers will result in structural costs savings over time, but there is no assurance that we will realize the savings we expect. Based on our experience and the experiences of other companies that have eliminated brands, models and/or dealers, we believe that our total sales volume is likely to decline because of these reductions, possibly significantly. In addition, executing the phase-out of retail channels and brands and the reduction in the number of our dealers will require us to terminate established business relationships. There is no assurance that we will be able to terminate all such relationships, and if we are not able to terminate substantially all of such relationships we would not be able to achieve all of the benefits we have targeted in the Viability Plan. We anticipate that negotiating these terminations on an individual basis will require considerable time and expense. In addition, we will be required to comply with a variety of national and state franchise laws, which will limit our flexibility and increase our costs. There is no assurance that such negotiations will be successful or that our dealers or other affected parties, such as retail outlets, will not pursue remedies through litigation and, if so, that we would prevail in such litigation or would not be required to pay judgments in excess of negotiated settlements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Part of our Viability Plan involves the sale of some of our businesses, which will be difficult to execute both because of the weakness of the industry and the lack of available credit to finance an acquisition.

We are pursuing a combination of operating and related initiatives as part of our Viability Plan, including asset sales, to generate incremental cash flows as discussed under “MD&A — Liquidity and Capital Resources.” The businesses that we are contemplating selling are involved in the automotive industry by supplying either components to us and other OEMs or services to our retail customers. In light of the current weak demand for our products and deterioration of the automotive industry in general, the number of potentially interested buyers is limited, and the price we might receive for such assets would be significantly lower than it might have been in previous years. In addition, to the extent that buyers would require credit to finance their purchases of our assets, the contraction in the credit market would significantly restrict their ability to pay us in cash, which we require for liquidity under the Viability Plan. Accordingly, even if we are able to consummate the asset sales that we have included in the Viability Plan, we may be forced to accept lower prices than we have anticipated or other payment terms that are less favorable than assumed in our Viability Plan.

In addition, we expect to dispose of a large portion of our equity interest in GMAC. In connection with GMAC’s conversion to a BHC, we have committed to the Board of Governors of the Federal Reserve that we will reduce our ownership interest in GMAC to less than 10% of the voting and total equity interest of GMAC by December 24, 2011. Pursuant to our understanding with the UST, all but 7.4% of our common equity interest in GMAC will be placed in one or more trusts by March 24, 2009. Given the current economic environment, there is no assurance that the trustee will be able to dispose of the remaining portion of common equity interest in GMAC on terms that are favorable to us.

Delphi is unlikely to emerge from bankruptcy in the near-term without government support and possibly may not emerge at all.

In January 2008, the U.S. Bankruptcy Court entered an order confirming Delphi’s Plan of Reorganization (POR) and related agreements including certain agreements with us. On April 4, 2008 Delphi announced that, although it had met the conditions required to substantially consummate its POR, including obtaining exit financing, Delphi’s plan investors refused to participate in a closing that was commenced but not completed on that date. The current credit markets, the lack of plan investors and the challenges facing the automotive industry make it difficult for Delphi to emerge from bankruptcy. As a result, it is unlikely that Delphi will emerge from bankruptcy in the near-term, without government support, and it is possible that it may not emerge successfully or at all. We believe that Delphi will continue to seek alternative arrangements to emerge from bankruptcy, but there can be no assurance that Delphi will be successful in obtaining any alternative arrangements. In October 2008, and as amended in December 2008, we agreed subject to certain conditions to extend our outstanding $300 million advance agreement to June 30, 2009 and to accelerate our North American payables to Delphi in the first and second quarters of 2009, so that Delphi would have additional liquidity. In January 2009, we agreed to immediately accelerate $50 million in advances towards the temporary acceleration of our North American payables. In February 2009, we agreed to increase the advance agreement commitment from $300 million to $350 million, to become effective on March 24, 2009, subject to approval by the Presidential Designee under the terms of our UST Loan Agreement. In March 2009, we agreed to the increase in the advance agreement commitment from $350 million to $450 million, to become effective on March 24, 2009, subject to our Board approval, UST approval and certain other conditions. Our ability to assist Delphi further by providing additional financial support or assuming some of Delphi’s obligations to its workforce and retirees is restricted by the terms of the UST Loan Agreement. If Delphi is unable to successfully emerge from bankruptcy in the near-term, it may be forced to sell all of its assets. As a result, we may be required to pay additional amounts to secure the parts we need until alternative suppliers are secured or new contracts are executed with the buyers of Delphi’s assets. We may also have to consider acquiring some of Delphi’s manufacturing operations in order to ensure supply of parts. In addition, in conjunction with the spin-off of Delphi from us in 1999 we entered into certain agreements with the UAW; the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers — Communication Workers of America (IUE-CWA) and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW) that provide contingent benefit guarantees covering certain former U.S. hourly employees who became employees of Delphi (Benefit Guarantee Agreements) These agreements were triggered on the basis set forth in the September 2008 individual Implementation Agreements executed between us and Delphi and the UAW, IUE-CWA and USW, respectively (Implementation Agreements). Under these Implementation Agreements, we could have additional liabilities for certain pension obligations to employees formerly covered by the Benefit Guarantee Agreements in the event of a termination of the Delphi hourly pension plan.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

We may not have adequate liquidity to fund our planned significant investment in new technology, and, even if funded, a significant investment in new technology may not result in successful vehicle applications.

We intend to invest approximately $5.1 billion in 2009 to support our products and to develop new technology, and after 2009 we anticipate our investments will stabilize in the range of $5.5 billion to $6.5 billion per year. In addition, in the Viability Plan as required by the UST Loan Agreement, we committed to invest heavily in alternative fuel and advanced propulsion technologies between 2009 and 2012, largely to support our planned expansion of hybrid and electric vehicles, consistent with our announced objective of being recognized as the industry leader in fuel efficiency. We have submitted two applications for Section 136 Loans under EISA aggregating $8.4 billion to support our advanced technology vehicle programs, but there is no assurance that we will receive any funds under this program or that we will be able to comply with the requirements of the program. Moreover, if we are not able to execute the Viability Plan or if the Viability Plan does not provide us with adequate liquidity, we may be forced to reduce, delay or cancel our planned investments in new technology in order to maintain adequate liquidity to fund our business operations and meet our obligations as they come due.

In some cases, the technologies that we plan to employ, such as hydrogen fuel cells, are not yet commercially practical and depend on significant future technological advances by us and by suppliers, especially in the area of advanced battery technology. For example, we have announced that we intend to produce by November 2010 the Chevrolet Volt, an electric car, which requires battery technology that has not yet proven to be commercially viable. There can be no assurance that these advances will occur in a timely or feasible way, that the funds that we have budgeted for these purposes will be adequate or that we will be able to establish our right to these technologies. Moreover, our competitors and others are pursuing the same technologies and other competing technologies, in some cases with more money available, and there can be no assurance that they will not acquire similar or superior technologies sooner than we do or on an exclusive basis or at a significant price advantage.

Shortages of and volatility in the price of oil could cause diminished profitability due to shifts in consumer vehicle demand.

Continued volatile oil prices throughout 2008 contributed to weaker demand for some of our higher margin vehicles, especially our full-size sport utility vehicles, as consumer demand shifted to smaller, more fuel-efficient vehicles, which provide us with lower profit margins and in recent years have represented a smaller proportion of our sales volume in North America. Fullsize pick-up trucks, which are generally less fuel efficient than smaller vehicles, provided more than 21.7% of our North American sales in 2008, compared to a total industry average of 12.1% of sales. Demand for traditional sport utility vehicles and vans also declined in 2008. Any future increases in the price of gasoline in the United States or in our other markets or any sustained shortage of oil could further weaken the demand for such vehicles, which could reduce our market share in affected markets, decrease profitability and have a material adverse effect on our business.

Our continued ability to achieve structural and materials cost reductions and to realize production efficiencies for our automotive operations is critical to our ability to achieve our Viability Plan and return to profitability.

We are continuing to implement a number of structural and materials cost reduction and productivity improvement initiatives in our automotive operations, including substantial restructuring initiatives for our North American operations, as more fully discussed in “MD&A.” Our future competitiveness depends upon our continued success in implementing these restructuring initiatives throughout our automotive operations, especially in North America. In addition, while some of the elements of structural cost reduction are within our control, others such as interest rates or return on investments, which influence our expense for pension and OPEB, depend more on external factors, and there can be no assurance that such external factors will not materially adversely affect our ability to reduce our structural costs.

A significant amount of our operations are conducted by joint ventures that we cannot operate solely for our benefit.

Many of our operations, particularly in emerging markets, are carried on by jointly owned companies such as GM Daewoo or Shanghai GM. In joint ventures we share ownership and management of a company with one or more parties who may not have the same goals, strategies, priorities or resources as we do. In general, joint ventures are intended to be operated for the equal benefit of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In joint ventures, we are required to pay more attention to our relationship with our co-owners as well as with the joint venture, and if a co-owner changes, our relationship may be materially adversely affected. In addition, the benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures.

Increase in cost, disruption of supply or shortage of raw materials could materially harm our business.

We use various raw materials in our business including steel, non-ferrous metals such as aluminum and copper and precious metals such as platinum and palladium. The prices for these raw materials fluctuate depending on market conditions. In recent years, we have experienced significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials increase our operating costs and could reduce our profitability if we cannot recoup the increased costs through vehicle prices. In addition, some of these raw materials, such as corrosion-resistant steel, are available from a limited number of suppliers. We cannot guarantee that we will be able to maintain favorable arrangements and relationships with these suppliers. An increase in the cost or a sustained interruption in the supply or shortage of some of these raw materials, which may be caused by a deterioration of our relationships with suppliers or by events such as natural disasters, power outages or labor strikes, could negatively affect our net revenues and profits to a material extent.

We could be materially adversely affected by changes or imbalances in foreign currency exchange and other rates.

Because we sell products and buy materials globally over a significant period of time, we are exposed to risks related to the effects of changes in foreign currency exchange rates, commodity prices and interest rates, which can have material adverse effects on our business. In recent years, the relative weakness of certain currencies has provided competitive advantages to certain of our competitors. While in recent months the Japanese Yen has strengthened significantly, its weakness in recent years has provided pricing advantages for vehicles and parts imported from Japan to markets with more robust currencies like the United States and Western Europe. Moreover, the relative strength of other currencies has negatively affected our business. For example, before the current financial crisis, the relative weakness of the British Pound compared to the Euro, has had an adverse effect on our results of operations in Europe. In addition, in preparing our consolidated financial statements we translate our revenue and expenses outside the United States into U.S. Dollars using the average exchange rate for the period and the assets and liabilities using the foreign currency exchange rate at the balance sheet date. As a result, foreign currency fluctuations and the associated currency translations could have a material adverse effect on our results of operation.

We operate in a highly competitive industry in which many manufacturers have relatively high fixed costs and are faced with sharply decreasing demand.

The automotive industry is highly competitive, and has historically had manufacturing capacity that exceeds demand. Due to current economic conditions, demand for automobiles has fallen sharply, both in North America and in other parts of the world. Many manufacturers, including us, have relatively high fixed labor costs as well as significant limitations on their ability to close facilities and reduce fixed costs. To offset these high fixed costs, some of our competitors have responded to recent deteriorations in economic conditions and vehicle sales by attempting to sell more vehicles by adding vehicle enhancements, providing subsidized financing or leasing programs, offering option package discounts or other marketing incentives or reducing vehicle prices in certain markets. These actions have had, and are expected to continue to have, a significant negative effect on our vehicle pricing, market share and operating results particularly on the low end of the market, and present a significant risk to our ability to enhance our revenue per vehicle and maintain our market share during difficult economic times.

New laws, regulations or policies of governmental organizations regarding increased fuel economy requirements and reduced greenhouse gas emissions, or changes in existing ones, may have a significant negative effect on how we do business.

We are affected significantly by a substantial amount of governmental regulations that increase costs related to the production of our vehicles and affect our product portfolio. We anticipate that the number and extent of these regulations, and the costs and changes

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

to our product lineup to comply with them, will increase significantly in the future. In the United States and Europe, for example, governmental regulation is primarily driven by concerns about the environment (including CO2 emissions), vehicle safety, fuel economy and energy security. These government regulatory requirements significantly affect our plans for global product development and may result in substantial costs, which can be difficult to pass through to our customers, and may result in limits on the types of vehicles we sell and where we sell them, which can affect revenue.

The CAFE requirements mandated by the U.S. government pose special concerns. The EISA, enacted in December 2007, will require significant increases in CAFE requirements applicable to cars and light trucks beginning in the 2011 model year in order to increase the combined U.S. fleet average for cars and light trucks to at least 35 mpg by 2020, a 40% increase. The estimated cost to the automotive industry of complying with this new standard will likely exceed $100 billion, and our compliance cost could require us to alter our capital spending and research and development plans, curtail sales of our higher margin vehicles, cease production of certain models or even exit certain segments of the vehicle market. We anticipate that to comply with these higher standards we will be required to sell a significant volume of hybrid or electrically powered vehicles throughout the United States, as well as develop new technologies for conventional internal combustion engines. There is no assurance that we will be able to produce and sell vehicles that use such technologies at a competitive price, or that our customers will purchase such vehicles in the quantities necessary for us to comply with these higher CAFE standards.

In April 2008 the NHTSA issued a proposed rule to set the car and truck standards for the 2011 through 2015 model years, but no final rule has been issued. The standards that NHTSA finally adopts may be stricter than the proposed rule provided, which would exacerbate the challenges in and costs of compliance.

In addition, California and 13 other states have adopted the AB 1493 Rules, establishing CO2 emission standards that effectively impose increased fuel economy standards for new vehicles sold in those states, and other states are considering adopting similar standards. We do not believe that it is technically possible for us to comply with the requirements of the AB 1493 Rules based on our current product portfolio, and the extent of technical improvements that we believe are possible in the near future. If stringent CO2 emission standards are imposed on us on a state-by-state basis, the result could be even more disruptive to our business than the higher CAFE standards discussed above. The AB 1493 Rules have been challenged in litigation in several states and have been upheld in certain cases. In January 2009, President Obama ordered the EPA to reconsider whether the automobile emission standards of California or other states, such as the AB 1493 Rules, should be allowed to differ from the federal rules and to implement new fuel efficiency guidelines for the automotive industry in time to cover 2011 model year cars. There is no assurance that states will not be permitted to adopt a variety of emission standards that are stricter than the federal requirements, or that the federal rules will not be changed to require lower emissions and higher fuel economy, possibly to an extent that is not technically feasible.

In addition, a number of countries in Europe are adopting or amending regulations that establish CO2 emission standards or other frameworks that effectively impose similarly increased fuel economy standards for vehicles sold in those countries, or establish vehicle-related tax structures based on them. Like the U.S. regulations, these government regulatory requirements could significantly affect our plans for global product development and result in substantial costs, which would be difficult to pass through to our customers, and could result in limits on the types of vehicles we sell and where we sell them, which could affect revenue.

Pursuant to the transactions proposed in the Viability Plan to issue additional common stock to unsecured debt holders and to the UAW VEBA, substantially all of our common stock would be newly issued and distributed to exchanging bond holders and the UAW VEBA, and the voting power and share of future dividends of our currently outstanding common stock would be significantly and materially diluted.

If the Bond Exchange and the VEBA Modifications are executed as we have planned, we expect to issue significant amounts of additional common stock. Under potential scenarios currently contemplated, new equity issued in the Bond Exchange and to the VEBA would represent substantially all of our pro forma common stock outstanding. As a result, upon consummation of the Bond Exchange and the VEBA Modifications, and without regard to any additional dilution relating to the UST warrant, our current stockholders’ interest would be almost entirely diluted, so that their effect on voting and their share of any future dividends on the common stock would be significantly and materially diluted.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Our common stock may be delisted from the New York Stock Exchange.

Our common stock is currently listed on the New York Stock Exchange (NYSE). We may fail to comply with the continued listing requirements of the NYSE, which may result in the delisting of our common stock. NYSE rules require, among other things, that the minimum listing price of our common stock be at least $1.00 for more than 30 consecutive trading days. If we failed to comply with the minimum listing price requirement and were unable to cure such defect within the six months following the receipt of any notice from the NYSE regarding our failure to achieve the minimum listing price of our common stock, the NYSE might delist our common stock. Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might become more volatile. Delisting could also make it more difficult for us to raise additional capital.

If our common stock is deemed a penny stock, its liquidity may be materially adversely affected.

If the market price for our common stock remains below $5.00 per share, our common stock may be deemed to be a penny stock, and therefore subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be delivered to each purchaser of a penny stock, disclosing sales commissions and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Because of these additional conditions, some brokers may choose to not effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock.

Our business may be materially adversely affected by decreases in the residual value of off-lease vehicles.

In addition to the effect on GMAC of the residual value of off-lease vehicles discussed in “MD&A — FIO Results of Operations,” we are also negatively affected more directly by decreases in the residual value of off-lease vehicles through our residual support programs, our ownership of lease-related assets and the effect of leasing activity on our retail sales. We record an estimate of marketing incentive accruals for residual support and risk sharing programs when vehicles are sold to dealers. To the extent the residual value of off-lease vehicles decreases, we are required to increase our estimate of the residual support required to be provided to GMAC to subsidize leases or increase risk sharing payments to GMAC. We also own certain lease-related assets that GMAC paid to us as a dividend prior to the consummation of the GMAC Transaction, the value of which would be impaired by decreases in the residual value of off-lease vehicles. In addition, because of the severe decline in expected lease residual values, leasing transactions currently are infrequently available to our end-use customers, and when they are available are markedly more expensive than other types of financing. Because customers who prefer leasing may not be able to obtain or afford to lease our vehicles, they may defer a purchase or buy a vehicle from a manufacturer that offers leasing on more attractive terms. Any one or more of these consequences could have a material adverse effect on our business.

The pace of introduction and market acceptance of new vehicles is important to our success and the frequency of new vehicles introductions may be materially adversely affected by our reductions in capital expenditures.

Our competitors have introduced, new and improved vehicle models designed to meet consumer expectations, and will likely continue to do so. Our profit margins, sales volumes and market shares may decrease if we are unable to produce models that compare favorably to these competing models. Because of the downturn in vehicle sales that we have experienced, we have reduced the levels of capital expenditures that we expect to incur in the near future and as a result, we expect in the next few years to introduce new models less frequently than we have recently. If we are unable to produce new and improved vehicle models on a basis consistent with the models introduced by our competitors, demand for our vehicles may be materially adversely affected. Further, the pace of our development and introduction of new and improved vehicles depends on our ability to successfully implement improved technological innovations in design, engineering and manufacturing. If our cost reductions pursuant to the Viability Plan reduce our ability to develop and implement improved technological innovations, demand for our vehicles may be materially adversely affected.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

We have determined that our internal controls over financial reporting are currently not effective. The lack of effective internal controls could materially adversely affect our financial condition and ability to carry out our strategic business plan.

As discussed in Item 9A, “Controls and Procedures,” our management team for financial reporting, under the supervision and with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our internal controls. As of December 31, 2008, they concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective. Until we are successful in our effort to remediate the material weakness in our internal control over financial reporting, it may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, although we continually review and evaluate our internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal controls over financial reporting. Any such additional weakness or failure to remediate existing weakness could adversely affect our financial condition or ability to comply with applicable legal requirements of our Viability Plan.

Our businesses outside the United States expose us to additional risks that may materially adversely affect our business.

Approximately 64% of our vehicle unit sales in 2008 were generated outside the United States, and we intend to continue to pursue growth opportunities for our business in a variety of business environments outside the United States. Operating in a large number of different regions and countries exposes us to political, economic and other risks as well as multiple foreign regulatory requirements that are subject to change, including:

•	Multiple foreign regulatory requirements that are subject to change, including foreign regulations restricting our ability to sell our products in those countries;

•	Differing local product preferences and product requirements, including fuel economy, vehicle emissions and safety;

•	Differing labor regulations and union relationships;

•	Consequences from changes in tax laws; and

•	Political and economic instability, natural calamities, war, and terrorism.

The effects of these risks may, individually or in the aggregate, materially adversely affect our business.

New laws, regulations or policies of governmental organizations regarding safety standards, or changes in existing ones, may have a significant negative effect on how we do business.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Risks related to our ownership interest in GMAC

Risks Related to GMAC Becoming a Bank Holding Company

GMAC’s business, financial condition and results of operations could be adversely affected by new regulations to which it is subject as a result of becoming a bank holding company.

On December 24, 2008, the Board of Governors of the Federal Reserve approved GMAC’s application to become a BHC under the Bank Holding Company Act of 1956, as amended. As a BHC, GMAC is subject to the comprehensive, consolidated supervision of the Federal Reserve, including risk-based and leverage capital requirements and information reporting requirements. In addition, GMAC’s banking subsidiary, GMAC Bank, is subject to regulation and examination primarily by the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions. This regulatory oversight is established to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders.

It is possible that certain of GMAC’s existing business activities will not be deemed to be permissible under applicable banking law. As a new BHC, GMAC is permitted a two-year grace period to comply with these restrictions on activities. GMAC may apply for three one-year extensions. GMAC is currently reviewing its business activities and may be required to make modifications that could have a material effect on its business. GMAC is also subject to restrictions on transactions between GMAC Bank and its affiliates. For example, we are currently an affiliate of GMAC Bank for purposes of Section 23A of the Federal Reserve Act (Section 23A). Section 23A prohibits GMAC Bank from purchasing certain low-quality assets from its affiliates or generally from engaging in specified covered transactions with any one affiliate that exceed 10% of its capital stock and surplus or with all of its affiliates that, in the aggregate, exceed 20% of its capital stock and surplus. In connection with GMAC’s application to become a BHC, GMAC requested and received from the Federal Reserve a limited exemption with respect to these restrictions. However, until such time as either we are no longer deemed an affiliate of GMAC and GMAC Bank or GMAC is unable to obtain further exemptions or waivers with respect to these restrictions, there will be substantial restrictions on the activities of GMAC Bank and GMAC’s ability to fund a material amount of assets through GMAC Bank will be restricted.

If GMAC is unable to satisfy applicable regulatory capital requirements in the future, it could become subject to enforcement actions and/or FDIC receivership.

As a BHC, if GMAC fails to satisfy regulatory capital or other requirements, it may be subject to serious consequences ranging in severity from being precluded from making acquisitions, to becoming subject to formal enforcement actions by the Federal Reserve and FDIC receivership. If this were to occur, such actions could impair GMAC from successfully executing its business plan and have a material adverse effect on its business, results of operations and financial position.

GMAC may not be successful in implementing its business plan as a bank holding company.

As a new BHC, GMAC intends to undertake new business activities. Doing so is subject to inherent risks. There can be no assurance that it will be able to execute on these plans in a timely manner, or at all, which would have a material adverse effect on its business, results of operations and financial position.

Other Risks Related to GMAC’s Business

GMAC’s business and the businesses of its subsidiaries, including Residential Capital, LLC (ResCap), require substantial capital, and continued disruption in GMAC’s funding sources and access to the capital markets would continue to have a material adverse effect on its liquidity and financial condition.

GMAC’s liquidity and ongoing profitability are, in large part, dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. GMAC depends and will continue to depend on its ability to access diversified funding alternatives to meet future cash flow requirements and to continue to fund its operations. GMAC’s funding

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

strategy and liquidity position have been significantly adversely affected by the ongoing stress in the credit markets that began in the middle of 2007. These adverse conditions reached unprecedented levels through 2008, and have continued in recent months. The capital markets remain highly volatile and access to liquidity has been significantly reduced. These conditions, in addition to the reduction in GMAC’s credit ratings, have resulted in increased borrowing costs and GMAC’s inability to access the unsecured debt markets in a cost-effective manner. This has resulted in an increased reliance on asset-backed and other secured sources of funding, which also has been constrained in the current environment. Some of these facilities have not been renewed placing additional pressure on GMAC’s liquidity position, and GMAC’s inability to renew loans and facilities as they mature would have a further negative effect on its liquidity position. GMAC also has significant maturities of unsecured debt each year. In order to retire these instruments, it either will need to refinance this debt, which will be very difficult should the current volatility in the credit markets continue or worsen, or generate sufficient cash to retire the debt.

Upon GMAC’s approval to become a BHC, it received a $5.0 billion investment from the UST under their Troubled Asset Relief Program. Eligibility to participate in further government funding programs, such as the Temporary Liquidity Guarantee Program, is subject to the approval of various governmental authorities, which may include the Federal Reserve Board, the UST and the FDIC, and such approvals are subject to numerous conditions. GMAC may not be successful in completing the actions or satisfying the conditions required by the Federal Reserve to obtain approval for further government funding. GMAC’s inability to do so could have a material adverse effect on its business, results of operations and financial position.

Furthermore, GMAC recently provided a significant amount of funding to ResCap, and ResCap remains heavily reliant on support from GMAC in meeting its liquidity and capital requirements. Any negative events with respect to ResCap could serve as a further drain on GMAC’s financial resources.

ResCap’s liquidity has also been adversely affected, and may be further adversely affected in the future, by margin calls under certain of its secured credit facilities that are dependent in part on the lenders’ valuation of the collateral securing the relevant financing. Each of these credit facilities allows the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market values. If a lender determines that the value of the collateral has decreased, it may initiate a margin call requiring ResCap to post additional collateral to cover the decrease. When ResCap is subject to such a margin call, it must provide the lender with additional collateral or repay a portion of the outstanding borrowings with minimal notice. Any such margin call could harm ResCap’s liquidity, results of operation, financial condition and business prospects. Additionally, in order to obtain cash to satisfy a margin call, ResCap may be required to liquidate assets at a disadvantageous time, which could cause it to incur further losses and adversely affect its results of operations and financial condition. Furthermore, continued volatility in the capital markets has made determination of collateral values uncertain compared to historical experience, and many of ResCap’s lenders are taking a much more conservative approach to valuations. As a result, the frequency and magnitude of margin calls has increased, and GMAC expects both to remain high compared to historical experience for the foreseeable future.

Recent developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to nonprime assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products. As a result, ResCap’s liquidity has been and will continue to be negatively affected by margin calls and changes to advance rates on its secured facilities. One consequence of this funding reduction is that ResCap may decide to retain interests in securitized mortgage pools that in other circumstances it would sell to investors, and ResCap will have to secure additional financing for these retained interests. If ResCap is unable to secure sufficient financing for them, or if there is further general deterioration of liquidity for mortgage products, it will adversely affect ResCap’s business.

GMAC’s borrowing costs and access to the debt capital markets depend significantly on its credit ratings.

The cost and availability of unsecured financing generally are dependent on GMAC’s short-term and long-term credit ratings. Each of Standard & Poor’s (S&P) Rating Services; Moody’s Investors Service, Inc. (Moody’s); Fitch, Inc. (Fitch); and Dominion Bond Rating Service (DBRS) rates GMAC’s debt. Most of the recent credit rating actions have been negative, and several of these agencies currently maintain a negative outlook with respect to GMAC’s ratings. Ratings reflect the rating agencies’ opinions of GMAC’s

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

financial strength, operating performance, strategic position, and ability to meet its obligations. Further downgrades of GMAC’s credit ratings would further increase borrowing costs and constrain GMAC’s access to unsecured debt markets, including capital markets for retail debt and, as a result, would negatively affect its business. In addition, future downgrades of GMAC’s credit ratings could increase the possibility of additional terms and conditions being added to any new or replacement financing arrangements, as well as affect elements of certain existing secured borrowing arrangements.

Agency ratings are not a recommendation to buy, sell, or hold any security, and may be revised or withdrawn at any time by the issuing organization. Each agency’s rating should be evaluated independently of any other agency’s rating.

GMAC’s indebtedness and other obligations are significant and could materially adversely affect its business.

GMAC has a significant amount of indebtedness. At December 31, 2008, GMAC had approximately $126 billion in principal amount of indebtedness outstanding. Interest expense on GMAC’s indebtedness constitutes approximately 65% of its total financing revenues. In addition, under the terms of its current indebtedness, GMAC has the ability to create additional unsecured indebtedness. If GMAC’s debt payments increase, whether due to the increased cost of existing indebtedness or the incurrence of additional indebtedness, GMAC may be required to dedicate a significant portion of its cash flow from operations to the payment of principal of, and interest on, its indebtedness, which would reduce the funds available for other purposes. GMAC’s indebtedness also could limit its ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions.

The profitability and financial condition of GMAC’s operations are heavily dependent upon our performance, operations and prospects.

Our dealers, employees and retirees comprise a significant portion of GMAC’s customers. As a result, a significant adverse change in our business, including significant adverse changes in our liquidity position and access to the capital markets, the production or sale of our vehicles, the quality or resale value of our vehicles, the use of our marketing incentives, our relationships with our key suppliers, our relationship with the UAW and other labor unions, and other factors affecting us or our employees would have a significant adverse effect on GMAC’s profitability and financial condition.

GMAC provides vehicle financing through purchases of retail automotive and lease contracts with retail customers primarily of our dealers. GMAC also finances the purchase of new and used vehicles by our dealers through wholesale financing, extends other financing to our dealers, provides fleet financing for our dealers to buy vehicles they rent or lease to others, provides wholesale vehicle inventory insurance to our dealers, provides automotive extended service contracts through our dealers, and offers other services to our dealers. In 2008, GMAC’s share of our retail sales and sales to dealers was 32% and 81%, respectively, in markets where we operate. As a result, our level of automobile production and sales directly affects GMAC’s financing and leasing volume, the premium revenue for wholesale vehicle inventory insurance, the volume of automotive extended service contracts, and the profitability and financial condition of our dealers to whom GMAC provides wholesale financing, term loans, and fleet financing. In addition, the quality of our vehicles affects GMAC’s obligations under automotive extended service contracts relating to such vehicles. Further, the resale value of our vehicles, which may be affected by various factors relating to our business such as brand image or the number of new vehicles produced, affects the remarketing proceeds GMAC receives upon the sale of repossessed vehicles and off-lease vehicles at lease termination.

GMAC’s global automotive finance operations are highly dependent on our sales volume. In 2008, global vehicle sales declined rapidly, and there is no assurance that the global automotive market, or our share of that market, will not suffer a significant further downturn. Vehicle sales volume could be further adversely affected by any restructuring that would reduce the number of our retail channels and core brands or consolidate our dealer network.

In the event that we or any of our significant subsidiaries were to file for bankruptcy, sales volume could decrease as a result of a reduction in consumer confidence, and our business could be otherwise materially adversely affected. This would in turn have a materially adverse effect on GMAC’s business. In addition, pursuant to contractual arrangements with GMAC, whenever we offer vehicle financing and leasing incentives to customers (e.g., lower interest rates than market rates), we will do so exclusively through

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC, subject to certain limitations and exceptions. In the event of our bankruptcy, it is possible that we would reject this exclusivity arrangement with GMAC. If we did so, this could have a material adverse effect on GMAC’s business, profitability and financial condition.

It is difficult to predict with certainty all the consequences of a bankruptcy. However, there may be systemic economic effects, such as increased unemployment rates, that could further affect GMAC’s business.

GMAC has substantial credit exposure to us and a bankruptcy by us could affect certain of GMAC’s funding facilities.

GMAC has entered into various operating and financing arrangements with us. As a result of these arrangements, GMAC has substantial credit exposure to us.

As a marketing incentive we may sponsor residual support programs for retail leases as a way to lower customers’ monthly payments. Under residual support programs, the contractual residual value is adjusted above GMAC’s standard residual values. At lease origination, we pay GMAC the present value of the estimated amount of residual support we expect to owe at lease termination. When the lease terminates, we make a payment to GMAC if the estimated residual support payment is too low. Similarly, GMAC makes a payment to us if the estimated residual payment is too high and we overpaid GMAC. Additionally, under what we refer to as lease pull-ahead programs, customers are sometimes encouraged to terminate leases early in conjunction with the acquisition of a new GM vehicle. As part of these programs, GMAC waives all or a portion of the customer’s remaining payment obligation under the current lease. Under most programs, we compensate GMAC for the foregone revenue from the waived payments. Since these programs generally accelerate GMAC’s remarketing of the vehicle, the resale proceeds are typically higher than otherwise would have been realized had the vehicle been remarketed at lease contract maturity. The reimbursement from us for the foregone payments is, therefore, reduced by the amount of this benefit. We make estimated payments to GMAC at the end of each month in which customers have pulled their leases ahead. As with residual support payments, these estimates are adjusted once all the vehicles that could have been pulled ahead have terminated and been remarketed. To the extent that the original estimates were incorrect, we or GMAC may be obligated to pay each other the difference, as appropriate under the lease pull-ahead programs. We are also responsible for risk sharing on returned lease vehicles in the United States and Canada whose resale proceeds are below standard residual values (limited to a floor). In addition, we may sponsor rate support programs, which offer rates to customers below the standard market rates at which GMAC purchases retail contracts (such as 0% financing). Under rate support programs, we are obligated to pay GMAC the present value of the difference between the customer rate and our standard rates. The amount of this payment is determined on a monthly basis based on subvented contract originations in a given month, and payment for our rate support obligation is due to GMAC on the 15th of each following month.

GMAC’s credit exposure to us is significant. At December 31, 2008, GMAC had $2.5 billion in secured exposure, which included primarily wholesale vehicle financing to our dealerships, notes receivable from us, and vehicles leased directly to us. Further, GMAC had $1.9 billion in unsecured exposure, which included estimates of payments from us related to residual support and risk-sharing agreements. If we were to file for bankruptcy, payment on GMAC’s unsecured exposures could be delayed or might not occur at all. In addition, GMAC would become an unsecured creditor of us to the extent that proceeds from the sale of collateral related to secured exposures are insufficient to repay our obligations to GMAC. Under the terms of certain agreements between GMAC and us, GMAC has the right to offset certain of its exposures to us against amounts GMAC owes to us.

In connection with GMAC’s dealer floorplan securitizations, if we either: (1) become subject to liquidation under Chapter 7 of the U.S. Bankruptcy Code or a similar provision of state or federal law; or (2) cease to operate as an automobile manufacturer or undertake to sell all or substantially all of our automobile manufacturing assets or business, in either case, after a petition has been filed under Chapter 11 of the U.S. Bankruptcy Code or a similar provision of state or federal law, then an early amortization event will occur with respect to such securitizations. Principal collections on the dealer accounts will be paid in accordance with the transactions documents, and no additional borrowings may be made during an early amortization period. In addition, if either of the two specific events were to occur as discussed above, an immediate event of default would occur under GMAC’s $11.4 billion secured revolving credit facility that GMAC entered into in June 2008. In this circumstance, all amounts outstanding under this facility would become immediately due and payable and, if the amounts outstanding were not repaid, the collateral securing the facility could be sold by the lender under the facility.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC’s profitability and financial condition have been materially adversely affected by declines in the residual value of off-lease vehicles, and the residual value of off-lease vehicles may continue to decrease.

GMAC’s expectation of the residual value of a vehicle subject to an automotive lease contract is a critical element used to determine the amount of the lease payments under the contract at the time the customer enters into it. As a result, to the extent the actual residual value of the vehicle, as reflected in the sales proceeds received upon remarketing at lease termination, is less than the expected residual value for the vehicle at lease inception, GMAC incurs additional depreciation expense and/or a loss on the lease transaction. General economic conditions, the supply of off-lease vehicles, and new vehicle market prices heavily influence used vehicle prices and thus the actual residual value of off-lease vehicles. Also contributing to the weakness in the used vehicle market are the historically low consumer confidence levels, which influence major purchases, and the weakening financial condition of auto dealers. In 2008, sharp declines in demand and used vehicle sale prices affected GMAC’s remarketing proceeds for these vehicles, and resulted in impairments of $1.2 billion recorded by GMAC in 2008. Weak residual values also contributed to total loss provisions of $626 million recorded by GMAC in 2008 on its balloon finance contract portfolio.

These trends may continue or worsen. Our brand image, consumer preference for our products, and our marketing programs that influence the new and used vehicle market for our vehicles also influence lease residual values. In addition, GMAC’s ability to efficiently process and effectively market off-lease vehicles affects the disposal costs and proceeds realized from the vehicle sales. While we provide support for lease residual values, including through residual support programs, this support by us does not in all cases entitle GMAC to full reimbursement for the difference between the remarketing sales proceeds for off-lease vehicles and the residual value specified in the lease contract. Differences between the actual residual values realized on leased vehicles and GMAC’s expectations of such values at contract inception could continue to have a negative effect on GMAC’s profitability and financial condition.

The occurrence of recent adverse developments in the mortgage finance and credit markets has adversely affected ResCap’s business, liquidity and its capital position and has raised substantial doubt about ResCap’s ability to continue as a going concern.

ResCap has been negatively affected by the events and conditions in the broader mortgage banking industry, most severely but not limited to the nonprime and non-conforming mortgage loan markets. Fair market valuations of mortgage loans held for sale, mortgage servicing rights, securitized interests that continue to be held by ResCap and other assets and liabilities ResCap records at fair value have significantly deteriorated due to weakening housing prices, increasing rates of delinquencies and defaults of mortgage loans. These deteriorating factors have also resulted in higher provision for loan losses on ResCap’s mortgage loans held for investment and real estate lending portfolios. The market deterioration has resulted in rating agency downgrades of asset-backed and mortgage-backed securities which in turn has led to fewer sources of, and significantly reduced levels of, liquidity available to finance ResCap’s operations. Most recently, the widely publicized credit defaults and/or acquisitions of large financial institutions in the marketplace has further restricted credit in the United States and international lending markets.

ResCap is highly leveraged relative to its cash flow and continues to recognize substantial losses resulting in a significant deterioration in capital. There continues to be a risk that ResCap will not be able to meet its debt service obligations, will default on its financial debt covenants due to insufficient capital and/or be in a negative liquidity position in 2009. ResCap remains heavily dependent on GMAC for funding and capital support, and there can be no assurance that GMAC will provide such support.

In light of ResCap’s liquidity and capital needs, combined with volatile conditions in the marketplace, there is substantial doubt about ResCap’s ability to continue as a going concern. If GMAC determines to no longer support ResCap’s capital or liquidity needs, or ResCap is unable to successfully execute its other initiatives, it would have a material adverse effect on ResCap’s business, results of operations and financial position.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ResCap has significant near-term liquidity issues. There is a significant risk that ResCap will not be able to meet its debt service obligations and other funding obligations in the near-term.

ResCap expects continued liquidity pressures for at least the early part of 2009. ResCap is highly leveraged relative to its cash flow. At December 31, 2008, ResCap’s liquidity portfolio (cash readily available to cover operating demands from across its business operations and maturing obligations) amounted to $0.5 billion.

ResCap expects that additional and continuing liquidity pressure, which is difficult to forecast with precision, will result from the obligation of its subsidiaries to advance delinquent principal, interest, property taxes, casualty insurance premiums and certain other amounts with respect to mortgage loans ResCap services that become delinquent. Recent increases in delinquencies with respect to ResCap’s servicing portfolio has increased the overall level of such advances, as well as extended the time over which ResCap expects to recover such amounts under the terms of its servicing contracts. ResCap also must find alternate funding sources for assets that must periodically be withdrawn from some of its financing facilities as maximum funding periods for those assets expire. In addition, in connection with the recent restructuring of ResCap’s credit facilities, ResCap became subject to requirements to maintain minimum consolidated tangible net worth and consolidated liquidity balances in order to continue its access to those facilities. ResCap will attempt to meet these and other liquidity and capital demands through a combination of operating cash and additional asset sales. The sufficiency of these sources of additional liquidity cannot be assured, and any asset sales, even if they raise sufficient cash to meet ResCap’s liquidity needs, may result in losses that negatively affect GMAC’s overall profitability and financial condition.

Moreover, even if ResCap is successful in implementing all of the actions described above, its ability to satisfy its liquidity needs and comply with any covenants included in its debt agreements requiring maintenance of minimum cash balances may be affected by additional factors and events (such as interest rate fluctuations and margin calls) that increase ResCap’s cash needs making ResCap unable to independently satisfy its near-term liquidity requirements.

GMAC has extensive financing and hedging arrangements with ResCap, which could be at risk of nonpayment if ResCap were to file for bankruptcy.

At January 31, 2009, GMAC had $4.1 billion in secured financing arrangements (of which $2.6 billion had been funded) and secured hedging agreements with ResCap, and GMAC owned $500 million of ResCap notes. Amounts outstanding under the secured financing and hedging arrangements fluctuate. If ResCap were to file for bankruptcy, ResCap’s repayments of its financing facilities, including those with GMAC, could be slower than if ResCap had not filed for bankruptcy. In addition, GMAC could be an unsecured creditor of ResCap to the extent that the proceeds from the sale of GMAC’s collateral are insufficient to repay ResCap’s obligations to GMAC. It is possible that other ResCap creditors would seek to recharacterize GMAC’s loans to ResCap as equity contributions or to seek equitable subordination of GMAC’s claims so that the claims of other creditors would have priority over GMAC’s claims. As a holder of unsecured notes, GMAC would not receive any distributions for the benefit of creditors in a ResCap bankruptcy before secured creditors are repaid. GMAC may also find it advantageous to provide debtor-in-possession financing to ResCap in a bankruptcy proceeding in order to preserve the value of the collateral ResCap has pledged to GMAC. In addition, should ResCap file for bankruptcy, GMAC’s investment related to ResCap’s equity position would likely be reduced to zero. Based on January 31, 2009 balances, this would result in a $3.1 billion charge to GMAC’s investment in ResCap.

Current conditions in the residential mortgage market and housing markets may continue to adversely affect ResCap’s earnings and financial condition.

Recently, the residential mortgage market in the United States, Europe, and other international markets in which ResCap conducts business has experienced a variety of difficulties and changed economic conditions that adversely affected ResCap’s earnings and financial condition in 2008 and 2007. Delinquencies and losses with respect to ResCap’s nonprime mortgage loans increased significantly and may continue to increase. Housing prices in many parts of the United States, the United Kingdom and other international markets have also declined or stopped appreciating, after extended periods of significant appreciation. In addition, the liquidity provided to the mortgage sector has recently been significantly reduced. This liquidity reduction combined with ResCap’s decision to reduce its exposure to the nonprime mortgage market caused its nonprime mortgage production to decline, and such

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

declines are expected to continue. Similar trends have emerged beyond the nonprime sector, especially at the lower end of the prime credit quality scale, and have had a similar effect on ResCap’s related liquidity needs and businesses in the United States, Europe, and other international markets. These trends have resulted in significant writedowns to ResCap’s mortgage loans held for sale and trading securities portfolios and additions to its allowance for loan losses for its mortgage loans held for investment and warehouse lending receivables portfolios. A continuation of these conditions, which GMAC anticipates in the near term, may continue to adversely affect ResCap’s financial condition and results of operations.

Moreover, the continued deterioration of the U.S. housing market and decline in home prices in 2007 and 2008 in many U.S. and international markets, which GMAC anticipates will continue for the near term, are likely to result in increased delinquencies or defaults on the mortgage assets ResCap owns and services. Further, loans that were made based on limited credit or income documentation also increase the likelihood of future increases in delinquencies or defaults on mortgage loans. An increase in delinquencies or defaults will result in a higher level of credit losses and credit-related expenses, as well as increased liquidity requirements to fund servicing advances, all of which in turn will reduce ResCap’s revenues and profits. Higher credit losses and credit-related expenses also could adversely affect ResCap’s financial condition.

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

GMAC’s earnings may decrease because of increases or decreases in interest rates.

•	Rising interest rates will increase GMAC’s cost of funds;

•	Rising interest rates may reduce GMAC’s consumer automotive financing volume by influencing consumers to pay cash for, as opposed to financing, vehicle purchases;

•

Rising interest rates generally reduce GMAC’s residential mortgage loan production as borrowers become less likely to refinance, and the costs associated with acquiring a new home becomes more expensive;

•	Rising interest rates will generally reduce the value of mortgage and automotive financing loans and contracts and retained interests and fixed income securities held in GMAC’s investment portfolio.

GMAC is also subject to risks from decreasing interest rates. For example, a significant decrease in interest rates could increase the rate at which mortgages are prepaid, which could require GMAC to write down the value of its retained interests and mortgage servicing rights. Moreover, if prepayments are greater than expected, the cash GMAC receives over the life of its mortgage loans held for investment, and GMAC’s retained interests would be reduced. Higher-than-expected prepayments could also reduce the value of GMAC’s mortgage servicing rights and, to the extent the borrower does not refinance with GMAC, the size of its servicing portfolio. Therefore, any such changes in interest rates could harm GMAC’s revenues, profitability, and financial condition.

GMAC’s hedging strategies may not be successful in mitigating its risks associated with changes in interest rates and could affect its profitability and financial condition, as could GMAC’s failure to comply with hedge accounting principles and interpretations.

GMAC employs various economic hedging strategies to mitigate the interest rate and prepayment risk inherent in many of its assets and liabilities. GMAC’s hedging strategies rely on assumptions and projections regarding its assets, liabilities, and general market factors. If these assumptions and projections prove to be incorrect or GMAC’s hedges do not adequately mitigate the effect of changes in interest rates or prepayment speeds, GMAC may experience volatility in its earnings that could adversely affect its profitability and financial condition.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In addition, hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires the application of significant subjective judgments to a body of accounting concepts that is complex and for which the interpretations have continued to evolve within the accounting profession and amongst the standard setting bodies. In GMAC’s 2006 Form 10-K, GMAC restated prior period financial information to eliminate hedge accounting treatment that had been applied to certain callable debt hedged with derivatives.

ResCap’s ability to pay dividends to GMAC is restricted by contractual arrangements.

On June 24, 2005, GMAC entered into an operating agreement with ResCap and us to create separation between us and GMAC on the one hand, and GMAC and ResCap, on the other. The operating agreement restricts ResCap’s ability to declare dividends or prepay subordinated indebtedness to GMAC. This operating agreement was amended on November 27, 2006, and again on November 30, 2006, in conjunction with the GMAC Transaction. Among other things, these amendments removed us as a party to the agreement.

The restrictions contained in the ResCap operating agreement include the requirements that ResCap’s total equity be at least $6.5 billion for dividends to be paid. If ResCap is permitted to pay dividends pursuant to this provision, the cumulative amount of such dividends may not exceed 50% of ResCap’s cumulative net income (excluding payments for income taxes from GMAC’s election for federal income tax purposes to be treated as a limited liability company), measured from July 1, 2005, at the time such dividend is paid. These restrictions will cease to be effective if ResCap’s total equity has been at least $12.0 billion as of the end of each of two consecutive fiscal quarters or if GMAC ceases to be the majority owner. In connection with the GMAC Transaction, we were released as a party to this operating agreement, but the operating agreement remains in effect between ResCap and GMAC. At December 31, 2008, ResCap had consolidated total equity of $2.2 billion.

A failure of or interruption in the communications and information systems on which GMAC relies to conduct its business could adversely affect GMAC’s revenues and profitability.

GMAC relies heavily upon communications and information systems to conduct its business. Any failure or interruption of its information systems or the third party information systems on which GMAC relies could cause underwriting or other delays and could result in fewer applications being received, slower processing of applications, and reduced efficiency in servicing. The occurrence of any of these events could have a material adverse effect on GMAC’s business.

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

GMAC uses estimates and various assumptions in determining the fair value of many of its assets, including certain loans held-for-investment for which GMAC elected fair value accounting, retained interests from securitizations of loans and contracts, mortgage servicing rights, and other investments, which do not have an established market value or are not publicly traded. GMAC also uses estimates and assumptions in determining its allowance for credit losses on its loan and contract portfolios, in determining the residual values of leased vehicles, and in determining its reserves for insurance losses and loss adjustment expenses. It is difficult to determine the accuracy of GMAC’s estimates and assumptions, and GMAC’s actual experience may differ materially from these estimates and assumptions. As an example, the continued decline of the domestic housing market, especially (but not exclusively) with regard to the nonprime sector, has resulted in increases of the allowance for loan losses at ResCap for 2006 and 2007. A material difference between GMAC’s estimates and assumptions and GMAC’s actual experience may adversely affect its cash flow, profitability, financial condition, and business prospects.

GMAC’s business outside the United States exposes GMAC to additional risks that may cause its revenues and profitability to decline.

GMAC conducts a significant portion of its business outside the United States, which exposes it to risks. The risks associated with GMAC’s operations outside the United States include:

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

GMAC’s business could be adversely affected by changes in foreign currency exchange rates.

GMAC is exposed to risks related to the effects of changes in foreign currency exchange rates. Changes in currency exchange rates can have a significant effect on GMAC’s earnings from international operations as a result of foreign currency translation adjustments. While GMAC carefully watches and attempts to manage its exposure to fluctuation in currency exchange rates, these types of changes can have material adverse effects on its business and results of operations and financial condition.

GMAC is exposed to credit risk, which could affect its profitability and financial condition.

GMAC is subject to credit risk resulting from defaults in payment or performance by customers for its contracts and loans, as well as contracts and loans that are securitized and in which GMAC retains a residual interest. For example, the continued decline in the domestic housing market has resulted in an increase in delinquency rates related to mortgage loans that ResCap either holds or retains an interest in. Furthermore, a weak economic environment and the continued deterioration of the housing market could exert pressure on GMAC’s consumer automotive finance customers resulting in higher delinquencies, repossessions, and losses. There can be no assurances that GMAC’s monitoring of its credit risk as it affects the value of these assets and its efforts to mitigate credit risk through its risk-based pricing, appropriate underwriting policies, and loss mitigation strategies are or will be sufficient to prevent a further adverse effect on GMAC’s profitability and financial condition. As part of the underwriting process, GMAC relies heavily upon information supplied by third parties. If any of this information is intentionally or negligently misrepresented and the misrepresentation is not detected before completing the transaction, the credit risk associated with the transaction may be increased.

Fluctuations in valuation of investment securities or significant fluctuations in investment market prices could negatively affect revenues.

Investment market prices in general are subject to fluctuation. Consequently, the amount realized in the subsequent sale of an investment may differ significantly from the reported market value that could negatively affect GMAC’s revenues. Additionally, fluctuations in the value of investment securities available-for-sale could result in unrealized losses recorded in equity. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, national and international events, and general market conditions.

GMAC may be required to repurchase contracts and provide indemnification if it breaches representations and warranties from its securitization and whole-loan transactions, which could harm GMAC’s profitability and financial condition.

When GMAC sells retail contracts or leases through whole-loan sales or securitizes retail contracts, leases, or wholesale loans to dealers, GMAC is required to make representations and warranties about the contracts, leases, or loans to the purchaser or securitization trust. GMAC’s whole-loan sale agreements generally require it to repurchase retail contracts or provide indemnification if GMAC breaches a representation or warranty given to the purchaser. Likewise, GMAC is required to repurchase retail contracts,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

leases, or loans and may be required to provide indemnification if its breaches a representation or warranty in connection with its securitizations. Similarly, sales of mortgage loans through whole-loan sales or securitizations require GMAC to make representations and warranties about the mortgage loans to the purchaser or securitization trust. GMAC’s whole-loan sale agreements generally require it to repurchase or substitute loans if GMAC breaches a representation or warranty given to the purchaser. In addition, GMAC may be required to repurchase mortgage loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its origination. Likewise, GMAC is required to repurchase or substitute mortgage loans if it breaches a representation or warranty in connection with its securitizations. The remedies available to a purchaser of mortgage loans may be broader than those available to GMAC against the original seller of the mortgage loan. Also, originating brokers and correspondent lenders often lack sufficient capital to repurchase more than a limited number of such loans and numerous brokers and correspondents are no longer in business. If a purchaser enforces its remedies against GMAC, it may not be able to enforce the remedies it has against the seller of the mortgage loan to GMAC or the borrower.

Like others in the mortgage industry, ResCap has experienced a material increase in repurchase requests. Significant repurchase activity could continue to harm GMAC’s profitability and financial condition.

Significant indemnification payments or contract, lease, or loan repurchase activity of retail contracts or leases or mortgage loans could harm GMAC’s profitability and financial condition.

GMAC has repurchase obligations in its capacity as servicer in securitizations and whole-loan sales. If in its capacity as a servicer GMAC breaches a representation, warranty, or servicing covenant with respect to an automotive receivable or mortgage loan, it may be required by the servicing provisions to repurchase that asset from the purchaser. If the frequency at which repurchases of assets occurs increases substantially from its present rate, the result could be a material adverse effect on GMAC’s financial condition, liquidity, and results of operations.

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

In most securitizations and whole-loan sales, the owner of the receivables or mortgage loans will be entitled to declare a servicer default and terminate the servicer upon the occurrence of specified events. These events typically include a bankruptcy of the servicer, a material failure by the servicer to perform its obligations, and a failure by the servicer to turn over funds on the required basis. The termination of these servicing rights, were it to occur, could have a material adverse effect on GMAC’s financial condition, liquidity, and results of operations and those of its mortgage subsidiaries. In 2008, GMAC’s consolidated mortgage servicing fee income was $1.8 billion.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

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

In light of current conditions in the U.S. financial markets and economy, regulators have increased their focus on the regulation of the financial services industry. For instance, in October 2008, Congress passed the Emergency Economic Stabilization Act of 2008, which in turn created the Troubled Asset Relief Program and the Capital Purchase Program. GMAC is unable to predict how these and any future programs will be administered or implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect GMAC in substantial and unpredictable ways and could have an adverse effect on its business, financial condition and results of operations. GMAC is also affected by the policies adopted by regulatory authorities and bodies of the United States and other governments. For example, the actions of the Federal Reserve and international central banking authorities directly affect GMAC’s cost of funds for lending, capital raising and investment activities and may affect the value of financial instruments it holds. In addition, such changes in monetary policy may affect the credit quality of GMAC’s customers. Changes in domestic and international monetary policy are beyond GMAC’s control and difficult to predict.

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

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard setting bodies may adversely affect GMAC’s reported revenues, profitability, and financial condition.

GMAC’s financial statements are subject to the application of U.S. generally accepted accounting principles, which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, GMAC is required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by recognized authoritative bodies, including the Financial Accounting Standards Board and the SEC. Those changes could adversely affect GMAC’s reported revenues, profitability, or financial condition.

General business and economic conditions may significantly and adversely affect GMAC’s revenues, profitability, and financial condition.

GMAC’s business and earnings are sensitive to general business and economic conditions in the United States and in the markets in which it operates outside the United States. A downturn in economic conditions resulting in increased short-term and long-term interest rates, inflation, fluctuations in the debt capital markets, unemployment rates, consumer and commercial bankruptcy filings, or a decline in the strength of national and local economies and other factors that negatively affect household incomes could decrease demand for GMAC’s financing and mortgage products and increase mortgage and financing delinquency and losses on GMAC’s customer and dealer financing operations. GMAC has been negatively affected due to: (1) the significant stress in the residential real estate and related capital markets in 2008 and 2007, and, in particular, the lack of home price appreciation in many markets in which GMAC lends; and (2) decreases in new and used vehicle purchases, which have reduced the demand for automotive retail and wholesale financing.

If the rate of inflation were to increase, or if the debt capital markets or the economies of the United States or GMAC’s markets outside the United States were to continue in their current condition or further weaken, or if home prices or new and used vehicle purchases continue at the currently reduced levels or experience further declines, GMAC could continue to be adversely affected, and it could become more expensive for GMAC to conduct its business. For example, business and economic conditions that negatively

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

affect household incomes or housing prices could continue in their current condition or further decrease: (1) the demand for GMAC’s mortgage loans and new and used vehicle financing; and (2) the value of the collateral underlying GMAC’s portfolio of mortgage and new and used vehicle loans held for investment and interests that continue to be held by GMAC, and further increase the number of consumers who become delinquent or default on their loans. In addition, the rate of delinquencies, foreclosures, and losses on GMAC’s loans (especially its nonprime mortgage loans) as experienced recently could be higher during more severe economic slowdowns.

Any sustained period of increased delinquencies, foreclosures, or losses could further harm GMAC’s ability to sell its mortgage and new and used vehicle loans, the prices GMAC receives for its mortgage and new and used vehicle loans, or the value of GMAC’s portfolio of mortgage and new and used vehicle loans held for investment or interests from its securitizations, which could harm GMAC’s revenues, profitability, and financial condition. Continued adverse business and economic conditions could, and in the near-term likely will, further affect demand for housing, new and used vehicles, the cost of construction, and other related factors that have harmed, and could continue to harm, the revenues and profitability of GMAC’s business capital operations.

In addition, GMAC’s business and earnings are significantly affected by the fiscal and monetary policies of the U.S. government and its agencies and similar governmental authorities in the markets in which it operates outside the United States. GMAC is particularly affected by the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. The Federal Reserve’s policies influence the new and used vehicle financing market and the size of the mortgage origination market, which significantly affects the earnings of GMAC’s businesses and the earnings of its business capital activities. The Federal Reserve’s policies also influence the yield on GMAC’s interest earning assets and the cost of its interest bearing liabilities. Changes in those policies are beyond GMAC’s control and difficult to predict, and could adversely affect its revenues, profitability and financial condition.

The worldwide financial services industry is highly competitive. If GMAC is unable to compete successfully or if there is increased competition in the automotive financing, mortgage, and/or insurance markets or generally in the markets for securitizations or asset sales, GMAC’s margins could be materially adversely affected.

The markets for automotive and mortgage financing, insurance, and reinsurance are highly competitive. The market for automotive financing has grown more competitive as more consumers are financing their vehicle purchases, primarily in North America and Europe. GMAC’s mortgage business faces significant competition from commercial banks, savings institutions, mortgage companies, and other financial institutions. GMAC’s insurance business faces significant competition from insurance carriers, reinsurers, third party administrators, brokers, and other insurance-related companies. Many of GMAC’s competitors have substantial positions nationally or in the markets in which they operate. Some of its competitors have lower cost structures, lower cost of capital, and are less reliant on securitization and sale activities. GMAC faces significant competition in various areas, including product offerings, rates, pricing and fees, and customer service. This competition may increase as GMAC has recently increased pricing on certain lending activities. If GMAC is unable to compete effectively in the markets in which it operates, its profitability and financial condition could be negatively affected.

The markets for asset and mortgage securitizations and whole-loan sales are competitive, and other issuers and originators could increase the amount of their issuances and sales. In addition, lenders and other investors within those markets often establish limits on their credit exposure to particular issuers, originators and asset classes, or they may require higher returns to increase the amount of their exposure. Increased issuance by other participants in the market, or decisions by investors to limit their credit exposure to — or to require a higher yield for — GMAC or to automotive or mortgage securitizations or whole loans, could negatively affect GMAC’s ability and that of its subsidiaries to price GMAC’s securitizations and whole-loan sales at attractive rates. The result would be lower proceeds from these activities and lower profits for GMAC and its subsidiaries.

*  *  *  *  *  *

Item 1B. Unresolved Staff Comments

None

*  *  *  *  *  *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 2. Properties

Other than dealerships we have 207 locations in 35 states and 140 cities or towns in the United States. Of these locations, 48 are manufacturing sites, of which 18 are engaged in the final assembly of our cars and trucks and others manufacture automotive components and power products. Of the remainder, 28 are service parts operations responsible for distribution, some are warehouse and office buildings, and the remainder are facilities involved primarily in engineering and testing vehicles. In addition, we have 20 locations in Canada, and assembly, manufacturing, distribution, office or warehousing operations in 55 other countries, including equity interests in associated companies which perform assembly, manufacturing or distribution operations. The major facilities outside the United States and Canada, which are principally vehicle manufacturing and assembly operations, are located in:

• Argentina	• Colombia	• Kenya	• South Korea	• Venezuela
• Australia	• Ecuador	• Mexico	• Spain	• Vietnam
• Belgium	• Egypt	• Poland	• Sweden
• Brazil	• Germany	• Russia	• Thailand
• China	• India	• South Africa	• United Kingdom

We, our subsidiaries, or associated companies in which we own an equity interest, own most of the above facilities. Leased properties consist primarily of warehouses and administration, engineering and sales offices. The leases for warehouses generally provide for an initial period of five to 10 years, based upon prevailing market conditions and may contain renewal options. Leases for administrative offices are generally for shorter periods.

Our properties include facilities which, in our opinion, are suitable and adequate for the manufacture, assembly and distribution of our products.

Item 3. Legal Proceedings

The following section summarizes material pending legal proceedings to which the Corporation became, or was, a party in the year ended December 31, 2008, or after that date but before the filing of this Annual Report on Form 10-K, other than ordinary routine litigation incidental to the business. We and the other defendants affiliated with us intend to defend all of the following actions vigorously.

Canadian Export Antitrust Class Actions

Approximately eighty purported class actions on behalf of all purchasers of new motor vehicles in the United States since January 1, 2001, have been filed in various state and federal courts against General Motors Corporation, General Motors of Canada Limited (GM Canada), Ford Motor Company, Chrysler, LLC, Toyota Motor Corporation, Honda Motor Co., Ltd., Nissan Motor Company, Limited, and Bavarian Motor Works and their Canadian affiliates, the National Automobile Dealers Association, and the Canadian Automobile Dealers Association. The federal court actions have been consolidated for coordinated pretrial proceedings under the caption In re New Market Vehicle Canadian Export Antitrust Litigation Cases in the U.S. District Court for the District of Maine, and the more than 30 California cases have been consolidated in the California Superior Court in San Francisco County under the case captions Belch v. Toyota Corporation, et al. and Bell v. General Motors Corporation. In the California state court cases, oral arguments on the plaintiffs’ motion for class certification and defendants’ motion in limine will be heard on April 21, 2009.

The nearly identical complaints alleged that the defendant manufacturers, aided by the association defendants, conspired among themselves and with their dealers to prevent the sale to U.S. citizens of vehicles produced for the Canadian market and sold by dealers in Canada. The complaints alleged that new vehicle prices in Canada are 10% to 30% lower than those in the United States, and that preventing the sale of these vehicles to U.S. citizens resulted in the payment of higher than competitive prices by U.S. consumers. The complaints, as amended, sought injunctive relief under U.S. antitrust law and treble damages under U.S. and state antitrust laws, but did not specify damages. The complaints further alleged unjust enrichment and violations of state unfair trade practices act. On March 5, 2004, the U.S. District Court for the District of Maine issued a decision holding that the purported indirect purchaser classes

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

failed to state a claim for damages under federal antitrust law but allowed a separate claim seeking to enjoin future alleged violations to continue. The U.S. District Court for the District of Maine on March 10, 2006 certified a nationwide class of buyers and lessees under Federal Rule 23(b)(2) solely for injunctive relief, and on March 21, 2007 stated that it would certify 20 separate statewide class actions for damages under various state law theories under Federal Rule 23(b)(3), covering the period from January 1, 2001 to April 30, 2003. On October 3, 2007, the U.S. Court of Appeals for the First Circuit heard oral arguments on our consolidated appeal of the both class certification orders.

On March 28, 2008, the U.S. Court of Appeals for the First Circuit reversed the certification of the injunctive class and ordered dismissal of the injunctive claim. The U.S. Court of Appeals for the First Circuit also vacated the certification of the damages class and remanded to the U.S. District Court for the District of Maine for determination of several issues concerning federal jurisdiction and, if such jurisdiction still exists, for reconsideration of that class certification on a more complete record. On remand, plaintiffs have again moved to certify a damages class, with argument on that motion projected for March, 2009.

American Export Antitrust Class Actions

On September 25, 2007, a claim was filed in the Ontario Superior Court of Justice on behalf of a purported class of actual and intended purchasers of vehicles in Canada claiming that a similar alleged conspiracy was now preventing lower-cost U.S. vehicles from being sold to Canadians. No determination has been made that the case may be maintained as a class action, and it is not possible to determine the likelihood of liability or reasonably ascertain the amount of any damages.

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

*  *  *  *  *  *  *

General Motors Securities Litigation

The federal district court in the Eastern District of Michigan has approved settlements of the General Motors Securities Litigation and Shareholder Derivative Suits described below. The district court granted final approval to the proposed settlement in the federal derivative suites in December 2008, and final approval to the proposed settlement in the GM Securities Litigation in January 2009. An objector filed a notice of appeal to the district court’s orders in January 2009. As part of the settlement in the federal shareholder derivative suits, the shareholder derivative cases pending in Wayne County Circuit Court in the State of Michigan were dismissed with prejudice in December 2008. A complete description of the cases appears below.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

The complaint also alleged violations by all defendants of Section 11 and Section 12(a) and by the individual defendants of Section 15 of the Securities Act of 1933, as amended, in connection with certain registered debt offerings during the class period. In particular, the complaint alleged that our cash flows during the class period were overstated based on the “reclassification” of certain cash items described in our Annual Report on Form 10-K for the year ended December 31, 2004. The reclassification involved cash flows relating to the financing of GMAC wholesale receivables from dealers that resulted in no net cash receipts and our decision to revise the Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2003. The complaint also alleged misrepresentations relating to forward-looking statements of our 2005 earnings forecast which was later revised significantly downward. In October 2005, a similar suit, Galliani, et al. v. General Motor Corporation, et al., which asserted claims under the Exchange Act based on substantially the same factual allegations, was filed and subsequently consolidated with the Folksam case. The consolidated suit was recaptioned as In re General Motors Corporation Securities Litigation. Under the terms of the GMAC Transaction, we are indemnifying GMAC in connection with these cases.

On November 18, 2005, plaintiffs in the Folksam case filed an amended complaint, which added several additional investors as plaintiffs, extended the end of the class period to November 9, 2005 and named as additional defendants three current and one former member of our audit committee, as well as our independent registered public accountants, Deloitte & Touche LLP. In addition to the claims asserted in the original complaint, the amended complaint added a claim against Mr. Wagoner and Mr. Devine for rescission of their bonuses and incentive compensation during the class period. It also included further allegations regarding our accounting for pension obligations, restatement of income for 2001 and financial results for the first and second quarters of 2005. Neither the original complaint nor the amended complaint specified the amount of damages sought, and we have no means to estimate damages the plaintiffs will seek based upon the limited information available in the complaint. The court’s provisional designations of lead plaintiff and lead counsel on January 17, 2006 were made final on February 6, 2006. Plaintiffs subsequently filed a second amended complaint, which added various underwriters as defendants.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

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

On January 5, 2006, defendants submitted to the Judicial Panel on Multidistrict Litigation an Amended Motion seeking to add to their original Motion the Rosen, Gluckstern and Orr cases for consolidated pretrial proceedings in the U.S. District Court for the Eastern District of Michigan. On April 17, 2006, the Judicial Panel on Multidistrict Litigation entered an order transferring In re General Motors Corporation Securities Litigation to the U.S. District Court for the Eastern District of Michigan for coordinated or consolidated pretrial proceedings with Stein v. Bowles, et al.; Rosen, et al. v. General Motors Corp., et al.; Gluckstern v. Wagoner, et al. and Orr v. Wagoner, et al. (While the motion was pending, plaintiffs voluntarily dismissed Rosen.) In October 2007, the U.S. District Court for the Eastern District of Michigan appointed a special master for the purpose of facilitating settlement negotiations in the consolidated case, now captioned In re General Motors Corporation Securities and Derivative Litigation. The parties reached an agreement to settle the GM Securities litigation on July 21, 2008, which required us to pay $277 million. The district court granted final approval to the settlement in January 2009, and an objector filed a notice of appeal to that approval order on January 30, 2009.

On August 6, 2008, the parties reached an agreement to settle the shareholder derivative suits pending in the United States District Court for the Eastern District of Michigan. As this agreement requires, our management recommended to our Board of Directors and its committees that we implement and maintain certain corporate governance changes for a period of four years, and following Board and committee approvals these changes have been implemented. The district court granted final approval to the settlement in the GM shareholder derivative litigation in December 2008, and an objector filed a notice of appeal to the district court’s order on January 30, 2009.

As part of the settlement in the shareholder derivative suits in the United States District Court for the Eastern District of Michigan, the shareholder derivative cases pending in Wayne County Circuit Court were dismissed with prejudice in December 2008.

*  *  *  *  *  *  *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ERISA Class Actions

GMIMCo is one of numerous defendants in several purported class action lawsuits filed in March and April 2005 in the U.S. District Court for the Eastern District of Michigan, alleging violations of ERISA with respect to the Delphi company stock plans for salaried and hourly employees. The cases have been consolidated under the case caption In re Delphi ERISA Litigation in the Eastern District of Michigan for coordinated pretrial proceedings with other Delphi stockholder lawsuits in which GMIMCo is not named as a defendant. The complaints essentially allege that GMIMCo, a named fiduciary of the Delphi plans, breached its fiduciary duties under ERISA to plan participants by allowing them to invest in the Delphi Common Stock Fund when it was imprudent to do so, by failing to monitor State Street, the entity appointed by GMIMCo to serve as investment manager for the Delphi Common Stock Fund, and by knowingly participating in, enabling or failing to remedy breaches of fiduciary duty by other defendants. No determination has been made that a class action can be maintained against GMIMCo, and there have been no decisions on the merits of the claims. Delphi has reached a settlement of these cases that, if implemented, would provide for dismissal of all claims against GMIMCo related to this litigation without payment by GMIMCo. That settlement has been approved by both the District Judge in the Eastern District of Michigan and the Bankruptcy Judge in the Southern District of New York presiding over Delphi’s bankruptcy proceeding. However, implementation of the settlement remains conditioned upon i) the resolution of a pending appeal of the district court’s approval and ii) the implementation of Delphi’s plan of reorganization approved by the Bankruptcy Court. Accordingly, the disposition of the case remains uncertain, and it is not possible to determine whether liability is probable or the amount of damages, if any.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

On March 24, 2008 the U.S. District Court for the Southern District of New York granted GMIMCo’s motions to dismiss Young and Brewer on statute of limitations grounds. Plaintiffs have appealed the dismissal in both cases. Oral argument in the consolidated appeal is scheduled for late March 2009.

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

*  *  *  *  *  *  *

Pick-Up Truck Parking Brake Litigation

We have been sued in four class action lawsuits alleging that certain GM C/K pick-up trucks, model years 1998 through 2004, have defective parking brakes. The cases are Bryant v. General Motors Corporation, filed on March 11, 2005 in the Circuit Court for Miller County, Arkansas; Hunter v. General Motors Corporation, filed on January 19, 2005 in Superior Court in Los Angeles, California; Chartrand v. General Motors Corporation, et al. filed on October 26, 2005 in Supreme Court, British Columbia, Canada; and Goodridge v. General Motors Corporation, et al. filed on November 18, 2005 in the Superior Court of Justice, Ontario, Canada. The complaints allege that parking brake spring clips wear prematurely and cause failure of the parking brake system, and seek compensatory damages for the cost of correcting the alleged defect, interest costs and attorney’s fees. The two Canadian cases also seek punitive damages and “general damages” of $500 million. On August 15, 2006, the Miller County Circuit Court in the Bryant case certified a nationwide class consisting of original and subsequent owners of GM series 1500 pick-up trucks and sport utility vehicles, model years 1999 through 2002, equipped with automatic transmissions and registered in the United States. On June 19, 2008, the Supreme Court of Arkansas affirmed the certification decision. In December 2008, class certification was denied in the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Chartrand case. In January 2009, the U.S. Supreme Court declined review of the Bryant certification order. Our motion for summary judgment is currently pending in the trial court. Plaintiffs have filed a motion for certification of a statewide class in the Hunter case, but the court has not yet heard argument on that request.

*  *  *  *  *  *  *

GM/OnStar Analog Equipment Litigation

We or our wholly-owned subsidiary OnStar Corporation or both of us are parties to more than 20 putative class actions filed in various states, including Michigan, Ohio, New Jersey, Pennsylvania and California. All of these cases have been consolidated for pretrial purposes in a multi-district proceeding under the caption In re OnStar Contract Litigation in the U.S. District Court for the Eastern District of Michigan. The litigation arises out of the discontinuation by OnStar of services to vehicles equipped with analog hardware. OnStar was unable to provide services to such vehicles because the cellular carriers which provide communication service to OnStar terminated analog service beginning in February 2008. In the various cases, the plaintiffs are seeking certification of nationwide or statewide classes of owners of vehicles currently equipped with analog equipment, alleging various breaches of contract, misrepresentation and unfair trade practices. This proceeding is in the early stages of development and has been stayed while the court considers the defendants’ motions to dismiss the claims. Class certification motions have not been filed and the parties have completed minimal document discovery. It is not possible at this time to determine whether class certification or liability is probable as to GM or OnStar or to reasonably ascertain the amount of any recoverable damages.

Nova Scotia Bondholders Litigation

In Aurelius Capital Partners LP et al v. General Motors Corporation et al, initiated on March 2, 2009 in the Supreme Court of Nova Scotia, holders of bonds issued in 2003 by General Motors Nova Scotia Finance Company (GM Nova Scotia) and guaranteed by us assert that certain transactions, two returns of capital in May 2008 and an amendment to a credit agreement to which we and GM Canada are parties, violated Sections 238 and 241 of the Canadian Business Corporations Act. Plaintiffs seek a declaration that each of these transactions is “oppressive, unfairly prejudicial and unfairly disregarded the interests of creditors.” They further seek orders to set aside the two alleged May 2008 transactions, compel us to disgorge the sums received, and enjoin GM Canada from guaranteeing or securing the debt of any other entity. Finally, the Complaint requests the award of “damages and compensation” jointly and severally against General Motors Corporation, GM Canada, GM Nova Scotia, a GM Nova Scotia affiliate and certain individual directors of GM Canada or of GM Nova Scotia and its affiliate. Because this action was very recently filed and has not been investigated or analyzed, no views regarding the likely outcome can be expressed at this time.

*  *  *  *  *  *  *

Environmental Matters

Greenhouse Gas Lawsuit

In California ex rel. Lockyer v. General Motors Corporation, et al., the California Attorney General brought suit against a group of major vehicle manufacturers including us for damages allegedly suffered by the state as a result of greenhouse gas emissions from the manufacturers’ vehicles, principally based on a common law nuisance theory. On September 18, 2007, the U.S. District Court for the Northern District of California granted the defendants’ motion to dismiss the complaint on the grounds that the claim under the federal common law of nuisance raised non-justiciable political questions beyond the court’s jurisdiction. The court also dismissed without prejudice the nuisance claim under California state law. Plaintiff filed an appeal with the U.S. Court of Appeals for the Ninth Circuit on October 16, 2007, and briefing is complete. Oral argument was set for March 10, 2009 but vacated at the request of the California Attorney General, citing the possibility that California may withdraw its case if greenhouse gas emissions are regulated by the U.S. government under the Clean Air Act.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Carbon Dioxide Emission Standard Litigation

In a number of cases, we and the Alliance of Automobile Manufacturers, the Association of International Automobile Manufacturers, Chrysler, various automobile dealers have brought suit for declaratory and injunctive relief from state legislation imposing stringent controls on new motor vehicle CO2 emissions. These cases argue that such state regulation of CO2 emissions is preempted by two federal statutes, the Energy Policy and Conservation Act and the Clean Air Act. The cases were brought against the CARB on December 7, 2004, in the U.S. District Court for the Eastern District of California (Fresno Division); against the Vermont Agency of Natural Resources and the Vermont Department of Environmental Conservation on November 18, 2005, in the U.S. District Court for the District of Vermont; and against the Rhode Island Department of Environmental Management on February 13, 2006, in the U.S. District Court for the District of Rhode Island.

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

*  *  *  *  *  *  *

EPA Environmental Appeal Board Region V Hazardous Waste Complaint

In March 2006 an Administrative Law Judge found us liable for the improper handling and storage of used solvents in violation of hazardous waste rules under the Resource Conservation Recovery Act (RCRA) at three plants in Region V and assessed a $568,116 penalty, and on June 22, 2008 the EPA Environmental Appeal Board reversed and remanded that ruling. As previously reported, EPA Regions II, III and V have separately brought enforcement actions against several of our assembly plants seeking penalties for alleged noncompliance with the RCRA rules for handling and storing solvents under similar circumstances. We are is concluding settlement discussions with EPA to resolve all related claims from the various EPA Regions. Total penalties are anticipated to be less than $100,000.00.

*  *  *  *  *  *  *

Financial Assurance Enforcement

The EPA has notified us that they intend to bring an administrative enforcement action for alleged historic failures to comply with the RCRA’s annual financial assurance requirements. We anticipate that the EPA will seek penalties exceeding $100,000.

*  *  *  *  *  *  *

Item 4. Submission of Matters to a Vote of Security Holders

None

*  *  *  *  *  *  *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

We list our $1 2/3 par value common stock on the stock exchanges specified on the cover page of this Annual Report on Form 10-K under the trading symbol “GM.”

There were 333,639 and 345,296 holders of record of our common stock at December 31, 2008 and 2007, respectively. The following table sets forth the high and low sale prices of our common stock and the quarterly dividends declared for the last two years.

		2008 Quarters
		1st	2nd	3rd	4th
Cash dividends per share of common stock		$0.25	$0.25	$—	$—
Price range of common stock (a)	High	$29.28	$24.24	$16.35	$9.90
	Low	$17.47	$10.57	$8.51	$1.70

		2007 Quarters
		1st	2nd	3rd	4th
Cash dividends per share of common stock		$0.25	$0.25	$0.25	$0.25
Price range of common stock (a)	High	$37.24	$38.66	$38.27	$43.20
	Low	$28.81	$28.86	$29.10	$24.50

(a)	New York Stock Exchange composite interday prices as listed in the price history database available at www.NYSEnet.com.

In July 2008, our Board of Directors voted to suspend dividends on our common stock indefinitely. Our dividend policy is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Under the terms of our UST Loans, we are prohibited from paying dividends without the consent of the UST and, if we declare a dividend in excess of $100 million, without the approval of the Presidential Designee. Refer to Note 15 to the consolidated financial statements.

The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are described further in Note 26 to the consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(a)
Equity compensation plans approved by security holders
2007 GM Long Term Incentive Plan and the GM Stock Incentive Plan	75,988,029	$50.90	12,497,850
Equity compensation plans not approved by security holders (b)
GM Salaried Stock Option Plan	22,455,871	$55.44	—

Total equity compensation plans	98,443,900	$51.94	12,497,850

(a)	Excludes securities reflected in the first column, “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”

(b)	All equity compensation plans except the GM Salaried Stock Option Plan were approved by the stockholders. The GM Salaried Stock Option Plan was adopted by the Board of Directors in 1998 and expired on December 31, 2007. The purpose of the plan was to recognize the importance and contribution of our employees in the creation of stockholder value, to further align compensation with business success and to provide employees with the opportunity for long-term capital accumulation through the grant of options to acquire shares of our common stock.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Purchases of Equity Securities

We made no purchases of our common stock in the three months ended December 31, 2008.

*  *  *  *  *  *

Item 6. Selected Financial Data

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in millions except per share amounts)
Total net sales and revenue (a)	$148,979	$179,984	$204,467	$192,143	$192,196

Income (loss) from continuing operations (b)	$(30,860)	$(43,297)	$(2,423)	$(10,621)	$2,415
Income from discontinued operations (c)	—	256	445	313	286
Gain from sale of discontinued operations (c)	—	4,309	—	—	—
Cumulative effect of a change in accounting principle (d)	—	—	—	(109)	—

Net income (loss)	$(30,860)	$(38,732)	$(1,978)	$(10,417)	$2,701

$1 2/3 par value common stock
Basic earnings (loss) per share from continuing operations before cumulative effect of accounting change	$(53.32)	$(76.52)	$(4.29)	$(18.78)	$4.27
Basic earnings per share from discontinued operations (c)	—	8.07	0.79	0.55	0.51
Basic loss per share from cumulative effect of a change in accounting principle (d)	—	—	—	(0.19)	—

Basic earnings (loss) per share	$(53.32)	$(68.45)	$(3.50)	$(18.42)	$4.78

Diluted earnings (loss) per share from continuing operations before cumulative effect of accounting change (d)	$(53.32)	$(76.52)	$(4.29)	$(18.78)	$4.26
Diluted earnings per share from discontinued operations (c)	—	8.07	0.79	0.55	0.50
Diluted loss per share from cumulative effect of accounting change (d)	—	—	—	(0.19)	—

Diluted earnings (loss) per share	$(53.32)	$(68.45)	$(3.50)	$(18.42)	$4.76

Cash dividends declared per share	$0.50	$1.00	$1.00	$2.00	$2.00
Total assets (a)(b)(e)	$91,047	$148,883	$186,304	$474,268	$480,772
Notes and loans payable (a)(g)	$46,540	$44,339	$48,171	$287,715	$301,965
Stockholders’ equity (deficit) (b)(d)(f)(h)	$(86,154)	$(37,094)	$(5,652)	$14,442	$27,669

Certain prior period amounts have been reclassified in the consolidated statements of operations to conform to the current year presentation.

(a)	In November 2006, we sold a 51% controlling ownership interest in GMAC, resulting in a significant decrease in total consolidated net sales and revenue, assets and notes and loans payable.

(b)	In September 2007, we recorded full valuation allowances of $39.0 billion against our net deferred tax assets in Canada, Germany and the United States.

(c)	In August 2007, we completed the sale of the commercial and military operations of our Allison business. The results of operations, cash flows and the 2007 gain on sale of Allison have been reported as discontinued operations for all periods presented.

(d)	At December 31, 2005, we recorded an asset retirement obligation of $181 million in accordance with the requirements of FIN No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” The cumulative effect on net loss, net of related income tax effects, of recording the asset retirement obligations was $109 million, or $0.19 per share on a diluted basis.

(e)	At December 31, 2006, we recognized the funded status of our benefit plans on our consolidated balance sheet with an offsetting adjustment to Accumulated other comprehensive loss in stockholders’ equity (deficit) of $16.9 billion in accordance with the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

(f)	At January 1, 2007, we recorded a decrease to Retained earnings of $425 million and a decrease of $1.2 billion to Accumulated other comprehensive loss in accordance with the early adoption of the measurement provisions of SFAS No. 158.

(g)	In December 2008, we entered into the UST Loan Agreement, pursuant to which the UST agreed to provide us with a $13.4 billion UST Loan Facility. At December 31, 2008, we had borrowed $4.0 billion under the UST Loan Facility.

(h)	At January 1, 2007, we recorded an increase to Retained earnings of $137 million with a corresponding decrease to our liability for uncertain tax positions in accordance with FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”

*  *  *  *  *  *  *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are primarily engaged in the worldwide production and marketing of cars and trucks. We operate in two businesses, consisting of our automotive operations, which we also refer to as Automotive, GM Automotive or GMA, that includes our four automotive segments consisting of GMNA, GME, GMLAAM and GMAP, and our financing and insurance operations (FIO). Our finance and insurance operations are primarily conducted through GMAC, a wholly-owned subsidiary through November 2006. On November 30, 2006, we sold a 51% controlling ownership interest in GMAC to a consortium of investors. After the sale, we have accounted for our 49% ownership interest in GMAC under the equity method. GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential mortgage services, automobile service contracts, personal automobile insurance coverage and selected commercial insurance coverage.

Automotive Industry

In 2008, the global automotive industry has been severely affected by the deepening global credit crisis, volatile oil prices and the recession in North America and Western Europe, decreases in the employment rate and lack of consumer confidence. The industry continued to show growth in Eastern Europe, the LAAM region and in Asia Pacific, although the growth in these areas moderated from previous levels and is beginning to show the effects of the credit market crisis which began in the United States and has since spread to Western Europe and the rest of the world. Global industry vehicle sales to retail and fleet customers were 67.1 million units in 2008, representing a 5.1% decrease compared to 2007. We expect industry sales to be approximately 57.5 million units in 2009.

Our global vehicle sales for 2008 were 8.4 million units compared to 9.4 million units in 2007. Vehicle sales increased for GMLAAM and GMAP and declined for GMNA and GME. Our global market share in 2008 was 12.4% compared to 13.3% in 2007. Market share increased in 2008 compared to 2007 from 17.0% to 17.1% for GMLAAM and from 6.9% to 7.0% for GMAP, and declined over the same period from 23.1% to 21.5% for GMNA and from 9.4% to 9.3% for GME.

Competition and factors such as commodity and energy prices and foreign currency exchange imbalances continued to exert pricing pressure in the global automotive market in 2008. We expect global competition to increase over the next few years due primarily to aggressive investment by manufacturers in established markets in the United States and Western Europe and the presence of local manufacturers in key emerging markets such as China and India.

Commodity price increases, particularly for steel, aluminum, copper and precious metals have historically contributed to substantial cost pressures in the industry for vehicle manufacturers as well as suppliers. During the second half of 2008, the prices of these commodities decreased significantly reflecting the drop in global demand brought about by the tightening of the credit markets, recession in the U.S. and Western Europe and volatile oil prices. In addition, the historically low value of the Japanese Yen against the U.S. Dollar has benefited Japanese manufacturers exporting vehicles or components to the United States. Due in part to these pressures, industry pricing for comparably equipped products has continued to decline in most major markets. In the United States, actual prices for vehicles with similar content have declined at an accelerating pace over the last decade. We expect that this challenging pricing environment will continue for the foreseeable future.

Recent Developments

Reflecting a dramatic deterioration in economic and market conditions in the three months ended December 31, 2008, new vehicle sales in the United States declined rapidly, falling to their lowest per-capita levels in 50 years. Our revenues fell precipitously due to the deteriorating market conditions and in part reflecting escalating public speculation about a potential bankruptcy, consuming liquidity that one year prior was considered adequate to fund our operations including then contemplated restructuring efforts. We determined that despite far reaching actions to restructure our U.S. business, our liquidity would fall to levels below that needed to operate, and we were compelled to turn to the U.S. Government for financial assistance. On December 2, 2008, we submitted a

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Restructuring Plan for Long-Term Viability to the Senate Banking Committee and the House of Representatives Financial Services Committee (Restructuring Plan). Key elements of the Restructuring Plan included:

•	A dramatic shift in our U.S. product portfolio, with 22 of 24 new vehicle launches in 2009-2012 being fuel efficient cars and crossovers;

•	Full compliance with EISA and extensive investment in a wide array of advanced propulsion technologies;

•	Reduction in brands, nameplates and dealerships to focus available resources and growth strategies on our profitable operations;

•	Full labor cost competitiveness with foreign manufacturers in the U.S. by no later than 2012;

•	Further manufacturing and structural cost reductions through increased productivity and employment reductions; and

•	Balance sheet restructuring and supplemented liquidity through temporary federal assistance.

To bridge to more normal market conditions, we requested temporary federal assistance of $18.0 billion, comprised of a $12.0 billion term loan and a $6.0 billion line of credit to sustain operations and accelerate implementation of our restructuring. The $12.0 billion term loan was intended to provide adequate liquidity in our baseline liquidity scenario, with the $6.0 billion line of credit intended to provide supplemental liquidity we anticipated requiring in our downside scenario, as submitted on December 2, 2008. Our baseline industry sales volume and market share assumptions in the United States for 2009, as of December 2, 2008 was 12.0 million units and a 22.5% market share. Our baseline industry global sales volume assumption was 63.8 million units. Our downside industry sales volume assumption in the United States for 2009, as of December 2, 2008, was 10.5 million units. Our downside industry global sales volume assumption was 60.3 million units.

On December 31, 2008, we entered into the UST Loan Agreement pursuant to which the UST agreed to provide us with a $13.4 billion UST Loan Facility to sustain our operations through March 31, 2009. We borrowed $4.0 billion under the UST Loan Facility on December 31, 2008, an additional $5.4 billion on January 21, 2009 and $4.0 billion on February 17, 2009. As a condition to obtaining the UST Loan Facility, we agreed to achieve certain restructuring targets within designated time frames as more fully described below.

Pursuant to the UST Loan Agreement, on February 17, 2009, we submitted to the UST a Viability Plan to achieve and sustain our long-term viability, international competitiveness and energy efficiency. The Viability Plan included a description of specific actions intended to result in the following:

•	Repayment of all UST Loans, over a period extending beyond the current maturity date of December 30, 2011;

•	Our ability to comply with federal fuel efficiency and emissions requirements and commence domestic manufacturing of advanced technology vehicles;

•	Our achievement of a positive net present value, using reasonable assumptions and taking into account all existing and projected future costs;

•	Rationalization of costs, capitalization and capacity with respect to our manufacturing workforce, suppliers and dealerships; and

•	A product mix and cost structure that is competitive in the U.S. marketplace.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

The Viability Plan addresses the requirements set forth in the UST Loan Agreement. Specifically, we agreed to use our best efforts to achieve the following restructuring targets:

•	Reduction of outstanding unsecured public debt by not less than two-thirds through conversion of existing public debt into equity, debt and/or cash or by other appropriate means;

•

Reduction of the total amount of compensation, including wages and benefits, paid to our U.S. employees so that, by no later than December 31, 2009, the average of such total amount, per hour and per person, is an amount that is competitive with the average total amount of such compensation, as certified by the Secretary of the United States Department of Labor, paid per hour and per person to employees of Nissan, Toyota or Honda whose site of employment is in the U.S;

•	Elimination of the payment of any compensation or benefits to our or our subsidiaries’ U.S. employees who have been fired, laid-off, furloughed or idled, other than customary severance pay;

•

Application, by December 31, 2009, of work rules for our and our subsidiaries’ U.S. employees, in a manner that is competitive with the work rules for employees of Nissan, Toyota or Honda whose site of employment is in the U.S.; and

•

Not less than one-half of the value of each future payment or contribution made by us and our subsidiaries to a VEBA account (or similar account) shall be made in the form of our common stock, and the value of any such payment or contribution shall not exceed the amount that was required for such period under the settlement agreement, dated February 21, 2008, among us, certain unions and class representatives, as in place as of December 31, 2008.

On February 17, 2009, the UST Loan Agreement was amended to waive the requirement that we provide term sheets relative to the conversion of at least two-thirds of our public unsecured debt and of at least one-half the value of our outstanding VEBA obligation to equity.

A summary of each of the significant elements of the Viability Plan is included below.

U.S. Brands and Nameplates – We will focus our resources in the U.S. primarily on our core brands: Chevrolet, Cadillac, Buick and GMC. Of the remaining brands, Pontiac — which is part of the Buick-Pontiac-GMC retail channel — will be a highly focused niche brand. HUMMER is subject to strategic review including its potential sale. A HUMMER sale or phase out decision will be made in the three months ended March 31, 2009, with final resolution expected no later than 2010. Saturn will remain in operation through the end of the planned lifecycle for all Saturn products (2010-2011). In the interim, should Saturn retailers as a group or other investors present a plan that would allow a spin off or sale of Saturn Distribution Corporation, an indirect wholly owned subsidiary, we would be open to any such possibility. If a spin-off or sale does not occur, we intend to phase out the Saturn brand at the end of the current product lifecycle. On February 20, 2009, Saab Automobile AB filed for protection under the reorganization laws in Sweden so that it could reorganize itself into a stand-alone entity independent from us.

Our product plan calls for a 25% reduction in the number of vehicle nameplates from 48 in 2008 to 36 by 2012. We anticipate that this will lead to higher per vehicle profit as we will be able to provide additional marketing support and concentrate engineering and capital spending on higher volume vehicles.

Dealers – Due to our long operating history and legacy locations, many dealerships now operate from outdated facilities that are also no longer in the prime locations required to succeed. As a result, our broad dealer network in major markets has become a disadvantage for both the dealerships and us. We intend to reduce our dealers from 6,246 in 2008 to 4,700 in 2012, a 25% reduction and a further reduction to 4,100 by 2014. Most of this reduction will take place in metro and suburban markets where dealership overcapacity is most prevalent.

Manufacturing Operations – We will reduce the total number of powertrain, stamping and assembly plants in the U.S. from 47 in 2008 to 33 in 2012. In addition to these consolidations, we have been implementing an integrated global manufacturing strategy, based on common lean manufacturing principles and processes. Implementation of this strategy provides the infrastructure for flexible production in our assembly facilities where multiple body styles from different architectures can be built in a given plant. Flexible manufacturing enables us to respond to changing market conditions more quickly and contributes to higher overall capacity utilization, resulting in lower fixed costs per vehicle sold, and lower and more efficient capital investment.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Labor Cost – We intend to reduce our hourly and salaried employment levels by 47,000 on a global basis. We will reduce salaried employment levels by 10,000 employees during 2009; reduce U.S. salaries from 3% to 10% depending on the employees level; reduce salaried retiree benefits; and we have negotiated the suspension of the JOBS Bank program with the UAW. Refer to Note 21 to the consolidated financial statements.

Since execution of the UST Loan Agreement, we have been in intense discussions with the UAW relative to competitive improvements. Agreements concerning two items have been completed and are now being implemented. First, a special attrition program has been negotiated to assist restructuring efforts by reducing excess employment costs through voluntary incentivized attrition of the current hourly workforce. Second, we and the UAW have agreed to suspend the JOBS Bank program, which provided full income and benefit protection in lieu of layoff for an indefinite period of time.

In addition to the above, we have reached a tentative agreement with the UAW regarding modification to the GM/UAW labor agreement. This tentative agreement is subject to ratification by the UAW membership.

These competitive improvements will further substantially reduce our labor costs and represent a major move to close the competitive gap with U.S. transplant competitors. In addition, we and the UAW have agreed to improve competitive work rules, which are also anticipated to significantly reduce labor costs.

While these changes materially improve our competitiveness and help us realize a substantial portion of the labor cost savings targeted in the Viability Plan, further progress will be required to achieve the full targeted savings.

Capitalization – We are currently engaged in negotiations with the UAW and counsel for the class of GM retirees and their respective advisors to pursue modifications to the Settlement Agreement in accordance with the requirements of the UST Loan Agreement. Consistent with the terms of the UST Loan Agreement, we are seeking to convert at least half the value of our future payments to the VEBA to our common stock rather than cash, with the total value of our VEBA payments not to exceed the amount provided under the VEBA Settlement Agreement. Extensive due diligence regarding our current situation and future prospects and plans is now underway by the parties to the relevant agreements. While the UAW, class counsel and their advisors understand that the restructuring of our VEBA obligations is a necessary component of the Viability Plan and have agreed to work toward executing an agreement to modify the VEBA Settlement Agreement by March 31, 2009, we have not yet reached any agreement to restructure the VEBA payments.

We are also currently engaged in negotiations with advisors to the unofficial committee of the unsecured bondholders to reduce our public unsecured debt by not less than two-thirds through an exchange of the bonds for equity and other appropriate consideration in accordance with the requirements of the UST Loan Agreement. These negotiations are ongoing, and we are committed to commencing an exchange offer by March 31, 2009 as required by the UST Loan Agreement.

In connection with the warrant provided to the UST in connection with the UST Loan Agreement and the debt to equity conversion of at least two-thirds of our unsecured debt and the conversion of at least one-half the value of our outstanding VEBA obligation to equity, we anticipate new equity issued pursuant to the UST warrant, in the Bond Exchange and to the VEBA would represent substantially all of our pro forma common stock outstanding.

Pursuant to the terms of the UST Loan Facility, we submitted to the UST on February 17, 2009 our plan to return to profitability and to continue to operate as a going concern (Viability Plan). In developing the Viability Plan we considered two scenarios, baseline and downside. The baseline scenario is generally more conservative than third parties’ forecasts. Both sets of forecasts assume an increase in oil prices to $130 per barrel by 2014, which is a more rapid rise in prices than the consensus of third-party commentators. We believe that rising oil prices will drive a segment shift away from trucks and toward cars and crossover vehicles between 2009 and 2014.

	2009	2010	2011	2014
	(units in millions)
U.S. industry sales
Baseline	10.5	12.5	14.3	16.8
Downside	9.5	11.5	12.8	15.3
Global industry sales
Baseline	57.5	62.3	68.3	82.5
Downside	52.3	57.2	60.6	74.8

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In order to execute the Viability Plan, we have requested U.S. Government funding totaling $22.5 billion to cover our baseline liquidity requirements, the initial $18.0 billion requested in our December 2, 2008 downside scenario plus an additional $4.5 billion to cover our downside liquidity requirements to reflect changes in various assumptions subsequent to the December 2, 2008 submission. We have proposed, as an alternative to debt funding, that the funding could be met through a combination of a secured term loan of $6.0 billion and preferred equity of $16.5 billion under a Viability Plan baseline scenario representing an increase of $4.5 billion over our December request and $9.1 billion incremental to the $13.4 billion outstanding at February 28, 2009. We have suggested to the UST that the current amount outstanding under the UST Loan Facility of $13.4 billion plus the additional $3.1 billion requested in 2009 could be provided in the form of preferred stock. We believe this structure would provide the necessary medium-term funding we need and provide a higher return to the UST, commensurate with the higher returns the UST receives on its other preferred stock investments in financial institutions. Under the Viability Plan downside scenario, an additional $7.5 billion of funding would be required, which we have requested in the form of a secured revolving credit facility. The collateral used to secure the current $13.4 billion UST Loan Facility would be used to secure the proposed $7.5 billion secured revolving credit facility and the $6.0 billion term loan. Our Viability Plan also assumes loans of $7.7 billion under the provisions of EISA (DOE Loans) from the DOE. Our baseline industry vehicle sales forecast for 2009 is 10.5 million total vehicles in the United States and 57.5 million vehicles globally. Our market share forecast for 2009 is 22% in the United States and 12% globally. In 2009, our baseline liquidity forecast reflects $2.0 billion of funding from the UST in March 2009 and an additional $2.6 billion in April 2009 in addition to the $13.4 billion received to date; a net $2.3 billion from other non-U.S. governmental entities; $2.0 billion in DOE Loans; and the sale of certain assets for net proceeds of $1.5 billion. We currently have approximately $1 billion of outstanding Series D convertible debentures that mature on June 1, 2009. Our funding plan described above does not include the payment at maturity of the principal amount of these debentures. If we are unable to restructure the Series D convertible debentures prior to June 1, 2009, or otherwise satisfactorily address the payment due on June 1, 2009, a default would arise with respect to payment of these obligations, which could also trigger cross defaults in other outstanding debt, which would potentially require us to seek relief through a filing under the U.S. Bankruptcy Code. Refer to “Liquidity Overview” for additional information.

Basis of Presentation

This MD&A should be read in conjunction with the accompanying consolidated financial statements which have been prepared assuming that we will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, our recurring losses from operations, stockholders’ deficit, and inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our FIO business primarily consists of the operating results of GMAC for the eleven months ended November 30, 2006 on a consolidated basis and includes our 49% share of GMAC’s operating results for the month of December 2006 and the full years of 2007 and 2008 on an equity method basis. FIO also includes Other Financing, which includes two special purpose entities holding automotive leases previously owned by GMAC and its affiliates that we retained as well as the elimination of intersegment transactions with GMA and Corporate and Other (Other).

Certain reclassifications have been made to the 2007 and 2006 financial information to conform to the current period presentation.

The results of operations and cash flows of Allison have been reported as discontinued operations for all periods presented. Historically, Allison was included in GMNA.

Consistent with industry practice, our market share information includes estimates of industry sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Consolidated Results of Operations

	Years Ended December 31,			2008 vs. 2007 Change			2007 vs. 2006 Change
	2008	2007	2006	Amount		Percentage	Amount		Percentage
	(Dollars in millions)
Net sales and revenue
Automotive sales	$147,732	$177,594	$170,651	$(29,862)		(16.8)%	$6,943		4.1%
Financial services and insurance revenue	1,247	2,390	33,816	(1,143)		(47.8)%	(31,426)		(92.9)%

Total net sales and revenue	148,979	179,984	204,467	(31,005)		(17.2)%	(24,483)		(12.0)%

Costs and expenses
Automotive cost of sales	149,311	165,573	163,214	(16,262)		(9.8)%	2,359		1.4%
Selling, general and administrative expense	14,253	14,412	13,650	(159)		(1.1)%	762		5.6%
Financial services and insurance expense	1,292	2,209	29,188	(917)		(41.5)%	(26,979)		(92.4)%
Other expenses	5,407	2,099	4,238	3,308		157.6%	(2,139)		(50.5)%

Operating loss	(21,284)	(4,309)	(5,823)	(16,975)		n.m.	1,514		26.0%
Equity in loss of GMAC LLC	(6,183)	(1,245)	(5)	(4,938)		n.m.	(1,240)		n.m.
Automotive interest and other income (expense), net	(1,921)	(699)	170	(1,222)		(174.8)%	(869)		n.m.

Loss from continuing operations before income taxes, equity income and minority interests	(29,388)	(6,253)	(5,658)	(23,135)		n.m.	(595)		(10.5)%
Income tax expense (benefit)	1,766	37,162	(3,046)	(35,396)		(95.2)%	40,208		n.m.
Equity income, net of tax	186	524	513	(338)		(64.5)%	11		2.1%
Minority interests, net of tax	108	(406)	(324)	514		126.6%	(82)		(25.3)%

Loss from continuing operations	(30,860)	(43,297)	(2,423)	12,437		28.7%	(40,874)		n.m.
Income from discontinued operations, net of tax	—	256	445	(256)		(100.0)%	(189)		(42.5)%
Gain on sale of discontinued operations, net of tax	—	4,309	—	(4,309)		(100.0)%	4,309		—

Net loss	$(30,860)	$(38,732)	$(1,978)	$7,872		20.3%	$(36,754)		n.m.

Automotive cost of sales rate	101.1%	93.2%	95.6%	7.9	pts.	n.m.	(2.4	) pts.	n.m.
Net margin from continuing operations	(20.7)%	(24.1)%	(1.2)%	3.4	pts.	n.m.	(22.9	) pts.	n.m.

n.m.	= not meaningful

2008 Compared to 2007

Total net sales and revenue decreased in the year ended 2008 by $31.0 billion (or 17.2%) due to declining Automotive sales of $29.9 billion. This decrease reflects the decline in the global automotive industry that resulted from tightening credit markets, a recession in the U.S. and Western Europe, volatile oil prices and declining consumer confidence around the world. These factors first affected the U.S. economy in late 2007 and continued to deteriorate and spread during 2008 to Western Europe and most recently to the emerging markets in Asia and South America. Automotive sales decreased by $26.3 billion at GMNA due to declining volumes and unfavorable mix of $23.1 billion and an increase in the accrual for residual support programs for leased vehicles of $1.8 billion, primarily due to the decline in residual values of fullsize pick-up trucks and sport utility vehicles in the middle of 2008. Automotive sales also decreased at GME by $3.1 billion and at GMAP by $2.5 billion, partially offset by an increase at GMLAAM of $1.4 billion. We expect vehicle net volume to decline in 2009 as the result of a challenging global economy.

Operating loss increased in the year ended 2008 by $17.0 billion to $21.3 billion due to: (1) changes in vehicle net volume and mix of $11.0 billion; (2) charges of $5.8 billion related to GMNA restructuring, special attrition programs and facility idling; (3) increased

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

charges of $2.8 billion related to Delphi; (4) expenses of $1.7 billion related to the salaried post-65 healthcare settlement; (5) increased asset impairment charges of $1.3 billion; and (6) charges of $0.3 billion related to our Salaried Window Program, a voluntary early retirement program extended to certain of our U.S. salaried employees in 2008. The effect of these items was mitigated by a $4.9 billion curtailment gain related to the UAW hourly medical plan and a nonrecurring charge of $1.6 billion in 2007 related to pension prior service cost.

Our Loss from continuing operations decreased in the year ended 2008 by $12.4 billion (or 28.7%) due to: (1) a decrease in Income tax expense (benefit) of $35.4 billion resulting from the $39.0 billion valuation allowance established against deferred tax assets in the U.S., Canada and Germany in 2007; and (2) a $2.1 billion improvement in our proportionate share of GMAC’s results of operations, which was a prior year loss of $1.2 billion that improved to current year income of $0.9 billion, primarily as the result of GMAC recording a gain due to the extinguishment of debt. These improvements were partially offset by: (1) the items mentioned above related to the increase in our Operating loss of $17.0 billion; (2) impairment charges of $7.1 billion related to our GMAC Common Membership Interests; and (3) an impairment charge of $1.0 billion related to our GMAC Preferred Membership Interests.

The execution of our Viability Plan calls for a reduction in the total number of our powertrain, stamping and assembly plants and the elimination of certain brands and nameplates. As a result of this reduction it is reasonably possible that we may be required to record impairment charges related to these facilities, the tooling related to certain brands or nameplates or accelerate the depreciation on these assets as they will be utilized over a shorter period of time than their current estimated useful life, and the impairment charges or increases in depreciation may be significant. Based on the currently anticipated restructuring actions in the Viability Plan, this will result in the acceleration of over $1.6 billion of depreciation or impairment expense in 2009, which previously would have been recognized in future periods.

Further details on the results of our businesses and segments are presented later in this MD&A.

2007 Compared to 2006

Total net sales and revenue decreased in the year ended 2007 by $24.5 billion (or 12.0%) primarily due to the deconsolidation of GMAC in November 2006 following the GMAC Transaction. This deconsolidation resulted in a $33.6 billion decrease in Total net sales and revenue in 2007, which was offset by: (1) increased Automotive sales of $7.0 billion in 2007, resulting from growth outside of North America reduced by declining sales at GMNA; and (2) additional Other Financing revenue in 2007 of $2.1 billion from two special purpose entities holding outstanding leases previously owned by GMAC, which were included in GMAC’s net income for the first 11 months of 2006.

Operating loss decreased in the year ended 2007 by $1.5 billion (or 26.0%) due to special attrition program related charges in 2006 of $6.4 billion that did not recur in 2007 and improved results in Other Financing in 2007 of $0.9 billion from two special purpose entities holding leases previously owned by GMAC, which were included in GMAC’s net income for the first eleven months of 2006. These improvements were offset by: (1) the effect of the GMAC deconsolidation where in 2006 GMAC contributed $1.8 billion of operating profit but in 2007 GMAC’s results were recorded as Equity in loss of GMAC LLC; (2) the accelerated recognition of previously unamortized pension prior service cost of $1.6 billion in 2007; (3) increased net charges in 2007 of $1.6 billion related to Delphi; and (4) increased restructuring and asset impairment related charges in 2007 of $0.7 billion.

Loss from continuing operations increased in the year ended 2007 by $40.9 billion as a result of the $39.0 billion valuation allowance established in the three months ended September 30, 2007 against our net deferred tax assets in the United States, Canada and Germany and our proportionate share of losses from our equity investment in GMAC of $1.2 billion.

In addition to the items identified in the previous paragraphs, our Net loss for the year ended 2007 of $38.7 billion also included our gain on sale of Allison of $4.3 billion.

In August 2007, we completed the sale of the commercial and military operations of Allison, formerly a division of our Powertrain Operations. The negotiated purchase price of $5.6 billion in cash plus assumed liabilities was paid at closing. The purchase price was subject to adjustment based on the amount of Allison’s net working capital and debt on the closing date, which resulted in an adjusted

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

purchase price of $5.4 billion. A gain on the sale of Allison in the amount of $5.3 billion, $4.3 billion after-tax, inclusive of the final purchase price adjustments, was recognized in 2007. Allison designs and manufactures commercial and military automatic transmissions and is a global provider of commercial vehicle automatic transmissions for on-highway vehicles, including trucks, specialty vehicles, buses and recreational vehicles, off-highway and military vehicles, as well as hybrid propulsion systems for transit buses. We retained our Powertrain Operations’ facility near Baltimore, Maryland which manufactures automatic transmissions primarily for our trucks and hybrid propulsion systems. The results of operations and cash flows of Allison have been reported in the consolidated financial statements as discontinued operations for all periods presented. Historically, Allison had been reported in GMNA.

Further information on each of our businesses and segments is presented below.

Changes in Consolidated Financial Condition

Accounts and Notes Receivable, Net

Accounts and notes receivable, net decreased by $2.0 billion (or 20.6%) to $7.7 billion at December 31, 2008 from $9.7 billion at December 31, 2007. The decrease was due to lower sales volumes at the end of 2008 of $1.3 billion, including $0.7 billion at GMNA, $0.5 billion at GME and $0.1 billion at GMAP, and Foreign Currency Translation of $0.7 billion, primarily at GME of $0.3 billion and GMAP of $0.2 billion. In addition, dividends receivable decreased by $0.1 billion at GMAP.

Inventories

Inventories decreased by $1.9 billion (or 12.8%) to $13.0 billion at December 31, 2008 from $14.9 billion at December 31, 2007. This decrease is due to closing facilities, down-time and inventory reduction efforts at GMNA of $1.3 billion and at GME of $0.3 billion, offset by increases of $0.5 billion at GMAP and $0.3 billion at GMLAAM. Foreign Currency Translation contributed to the decrease by $0.8 billion at GMAP, $0.6 billion at GME and $0.3 billion at GMLAAM. These decreases were offset by the deferral of vehicle sales to high risk dealers in the U.S. and Canada of $0.8 billion.

Equipment on Operating Leases, Net

Equipment on operating leases, net decreased by $1.9 billion (or 35.9%) to $3.4 billion at December 31, 2008 from $5.3 billion at December 31, 2007 due to reductions in daily rental volumes at GMNA of $1.5 billion. In addition GME decreased $0.4 billion due to a reduction in the rental fleet and lower residual values.

Financing Equipment on Operating Leases, Net

Financing equipment on operating leases, net decreased by $4.5 billion (or 67.2%) to $2.2 billion at December 31, 2008 from $6.7 billion at December 31, 2007. The decrease is due to the planned reduction of Equipment on operating leases, net which we retained as part of the GMAC Transaction.

Equity in Net Assets of GMAC LLC

Equity in Net Assets of GMAC LLC decreased $6.6 billion (or 93.0%) to $0.5 billion at December 31, 2008 from $7.1 billion at December 31, 2007. The decrease is due to impairment charges of $7.1 billion related to our Common Membership Interests, offset by our proportionate share of GMAC’s income of $0.9 billion.

Property, net

Property, net decreased by $3.3 billion (or 7.7%) to $39.7 billion at December 31, 2008 from $43.0 billion at December 31, 2007. This decrease is due to: (1) Foreign Currency Translation of $1.0 billion at GMAP, $0.4 billion at GME and $0.2 billion at GMNA; (2) property disposals and write-downs of $0.9 billion at GMNA; and (3) impairments of $0.5 billion at GME and $0.5 billion at GMNA.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Goodwill and Intangible Assets, net

Goodwill and intangible assets, net decreased by $801 million (or 72.8%) to $265 million at December 31, 2008 from $1.1 billion at December 31, 2007 due to the impairment of our remaining goodwill of $610 million at GME and GMNA.

Noncurrent Deferred Income Tax Assets

Noncurrent deferred income tax assets decreased $2.0 billion (or 95.3%) to $0.1 billion at December 31, 2008 from $2.1 billion at December 31, 2007 due to establishing valuation allowances against deferred tax assets.

Prepaid Pension

Prepaid pension decreased $20.1 billion (or 99.5%) to $0.1 billion at December 31, 2008 from $20.2 billion at December 31, 2007. This decrease is primarily due to a combination of actual losses on plan assets, the transfer of the Delphi pension liability and other curtailments and amendments. These factors also resulted in a significant increase in the Noncurrent Pension liability.

Short-term Borrowings and Current Portion of Long-term Debt

Short-term borrowings and current portion of long-term debt increased by $9.8 billion (or 163.3%) to $15.8 billion at December 31, 2008 from $6.0 billion at December 31, 2007. This increase is due to borrowings on secured revolving credit facilities of $4.5 billion, borrowings from the UST of $4.0 billion, and the reclassification of $3.0 billion of debt from non-current to current. These increases were offset by payments at maturity of $1.2 billion and the exchange of $0.5 billion of convertible debt for our common equity.

Financing Debt

Financing debt decreased $3.7 billion (or 75.5%) to $1.2 billion at December 31, 2008 from $4.9 billion at December 31, 2007. The decrease is due to the planned repayment of debt secured by Equipment on operating leases, net, which we retained after selling 51% of our equity interest in GMAC.

Long-term Debt

Long-term debt decreased $3.8 billion (or 11.4%) to $29.6 billion at December 31, 2008 from $33.4 billion at December 31, 2007. The decrease is due to the reclassification of $3.0 billion of debt from non-current to current and a $0.3 billion decrease in British Pound denominated debt obligation due to the British Pound weakening against the U.S. Dollar.

Noncurrent Postretirement Benefits Other Than Pensions

Noncurrent Postretirement benefits other than pensions decreased $18.5 billion (or 39.0%) to $28.9 billion at December 31, 2008 from $47.4 billion at December 31, 2007. The decrease in the liability for Postretirement benefits other than pensions was primarily driven by the reduction in accumulated postretirement benefit obligation (APBO) resulting from the UAW Settlement Agreement and the elimination of salaried post-65 retiree healthcare benefits.

Noncurrent Pensions Liability

Noncurrent Pensions liability increased $13.8 billion (or 121.1%) at December 31, 2008 to $25.2 billion from $11.4 billion at December 31, 2007. The increase in the Noncurrent Pensions liability is primarily due to a combination of actual losses on plan assets, the transfer of the Delphi pension liability and other curtailments and amendments. These factors also resulted in the decrease of the Prepaid pension described above.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Further information on each of our businesses and geographic segments is discussed below.

GM Automotive Results of Operations

	Years Ended December 31,			2008 vs. 2007 Change			2007 vs. 2006 Change
	2008	2007	2006	Amount		Percentage	Amount		Percentage
	(Dollars in millions)
Total net sales and revenue	$147,732	$177,594	$170,907	$(29,862)		(16.8)%	$6,687		3.9%

Automotive cost of sales	149,723	164,946	163,579	(15,223)		(9.2)%	1,367		0.8%
Selling, general and administrative expense	13,147	13,590	12,965	(443)		(3.3)%	625		4.8%
Other expenses	610	—	—	610		—%	—		—%

Operating loss	(15,748)	(942)	(5,637)	(14,806)		n.m.	4,695		83.3%
Automotive interest and other expense, net	(884)	(1,042)	(698)	158		15.2%	(344)		(49.3)%

Loss from continuing operations before income taxes, equity income and minority interests	(16,632)	(1,984)	(6,335)	(14,648)		n.m.	4,351		68.7%
Equity income, net of tax	184	522	521	(338)		(64.8)%	1		0.2%
Minority interests, net of tax	103	(406)	(334)	509		125.4%	(72)		(21.6)%

Loss from continuing operations before income taxes	$(16,345)	$(1,868)	$(6,148)	$(14,477)		n.m.	$4,280		69.6%

Income from discontinued operations, net of tax	$—	$256	$445	$(256)		(100.0)%	$(189)		(42.5)%
Gain on sale of discontinued operations, net of tax	$—	$4,309	$—	$(4,309)		(100.0)%	$4,309		n.m.
Automotive cost of sales rate	101.3%	92.9%	95.7%	8.4 pts.		n.m.	(2.8	) pts.	n.m.
Net margin from continuing operations before income taxes, equity income and minority interests	(11.3)%	(1.1)%	(3.7)%	(10.2	) pts.	n.m.	2.6 pts.		n.m.

	(Volume in thousands)
Production Volume (a)	8,144	9,286	9,181	(1,142)		(12.3)%	105		1.1%
Vehicle Sales (b)(c)
Industry	67,120	70,708	67,595	(3,588)		(5.1)%	3,113		4.6%
GM	8,356	9,370	9,095	(1,014)		(10.8)%	275		3.0%
GM market share — Worldwide	12.4%	13.3%	13.5%	(0.9	) pts.	n.m.	(0.2	) pts.	n.m.

n.m. = not meaningful

(a)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.

(b)	Vehicle sales primarily represent sales to the ultimate customer.

(c)	Vehicle sales data may include rounding differences.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

The following discussion highlights key changes in operating results by Automotive region. The drivers of these changes are discussed in the regional analysis that follows this section.

2008 Compared to 2007

Industry Global Vehicle Sales

Industry vehicle sales decreased in the year ended 2008 by 3.6 million vehicles (or 5.1%) to 67.1 million vehicles. This decline started in North America and extended into the other regions, especially during the second half of 2008, reflecting the effect of slowing economies, tightening credit markets, volatile oil prices and declining consumer confidence around the world. North America decreased by 3.0 million vehicles (or 15.5%) to 16.6 million vehicles and Europe decreased by 1.2 million vehicles (or 5.0%) to 22.0 million vehicles. These decreases were offset by industry sales increases in the Asia Pacific region by 388,000 vehicles (or 1.9%) to 21.1 million vehicles and the LAAM region by 210,000 vehicles (or 2.9%) to 7.5 million vehicles.

GM Global Vehicle Sales

Our global vehicle sales decreased in the year ended 2008 by 1.0 million vehicles (or 10.8%) to 8.4 million vehicles. Sales decreased at GMNA by 952,000 vehicles and at GME by 142,000 vehicles, offset by increases of 40,000 vehicles at GMLAAM and 39,000 vehicles at GMAP, consistent with the sales volume changes that occurred within the industry.

GM Global Production Volume

Our global production volume decreased in the year ended 2008 by 1.1 million vehicles (or 12.3%) to 8.1 million vehicles. Production volume decreased at GMNA by 818,000 vehicles, at GME by 278,000 vehicles, and at GMAP by 47,000 vehicles, offset by an increase at GMLAAM of 1,000 vehicles.

Total Net Sales and Revenue

Total net sales and revenue decreased in the year ended 2008 by $29.9 billion (or 16.8%). This decrease was driven by a decline in Total net sales and revenue of $26.3 billion at GMNA, $3.1 billion at GME and $2.5 billion at GMAP. The decrease was offset by an increase of $1.4 billion at GMLAAM.

Automotive Cost of Sales

Automotive cost of sales decreased in the year ended 2008 by $15.2 billion (or 9.2%). This decrease resulted from declines in Automotive cost of sales of $14.7 billion at GMNA, $1.4 billion at GME and $1.0 billion at GMAP, offset by an increase of $1.4 billion at GMLAAM.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased in the year ended 2008 by $443 million (or 3.3%). This decrease was the result of a decrease of $683 million at GMNA offset by increases of $150 million at GMAP, $48 million at GMLAAM and $35 million at GME.

Other expenses

Other expenses increased by $610 million due to the impairment of Goodwill of $456 million at GME and $154 million at GMNA.

Automotive Interest and Other Expense, Net

Automotive interest and other expense, net decreased in the year ended 2008 by $158 million (or 15.2%). This decrease resulted from lower net interest expense at GMNA of $463 million and higher net interest income at GMLAAM of $6 million, offset by lower net interest income at GME of $170 million and at GMAP of $95 million.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Equity Income, Net of Tax

Equity income, net of tax, decreased in the year ended 2008 by $338 million (or 64.8%) primarily as a result of decreased equity earnings from investments of $223 million at GMNA, $117 million at GMAP, and $10 million at GMLAAM offset by an increase of $12 million at GME.

Minority Interests, Net of Tax

Minority interests, net of tax, decreased in the year ended 2008 by $509 million (or 125.4%) as the result of decreased earnings of consolidated affiliates of $386 million at GMAP, $74 million at GMNA and $49 million at GME.

Discontinued Operations

In August 2007, we completed the sale of the commercial and military operations of Allison, resulting in a Gain on sale of discontinued operations, net of tax of $4.3 billion. Exclusive of the gain on sale, Income from discontinued operations, net of tax was $0.3 billion in 2007.

The execution of our Viability Plan calls for a reduction in the total number of our powertrain, stamping and assembly plants and the elimination of certain brands and nameplates. As a result of this reduction it is reasonably possible that we may be required to record impairment charges related to these facilities, the tooling related to certain brands or nameplates or accelerate the depreciation on these assets as they will be utilized over a shorter period of time than their current estimated useful life, and the impairment charges or increases in depreciation may be significant. Based on the currently anticipated restructuring actions in the Viability Plan, this will result in the acceleration of depreciation or impairment expense in 2009 of $0.9 billion at GME and $0.7 billion at GMNA which previously would have been recognized in future periods.

2007 Compared to 2006

Industry Global Vehicle Sales

Industry vehicle sales grew strongly in all regions outside North America in the year ended 2007, increasing by 3.1 million vehicles (or 4.6%) to 70.7 million vehicles. Industry vehicle sales increased in the Asia Pacific region by 1.5 million vehicles (or 7.7%) to 20.7 million vehicles; Europe increased by 1.2 million vehicles (or 5.7%) to 23.1 million vehicles; and the LAAM region increased by 1.0 million vehicles (or 15.9%) to 7.3 million vehicles. Industry vehicle sales decreased in North America by 613,000 vehicles (or 3.0%), to 19.6 million vehicles.

GM Global Vehicle Sales

Our global vehicle sales increased in the year ended 2007 by 275,000 vehicles (or 3.0%) to 9.4 million vehicles, which was the third consecutive year that we sold more than 9.0 million vehicles. Vehicle sales increased by 201,000 vehicles at GMLAAM, 188,000 vehicles at GMAP and 178,000 vehicles at GME, offset by a decline in vehicle sales at GMNA of 291,000 vehicles.

GM Global Production Volume

Our global production volume increased in the year ended 2007 by 105,000 vehicles (or 1.1%). Production volume increased in all regions outside North America, including increased volumes at GMAP of 335,000 vehicles, at GMLAAM of 130,000 vehicles, and at GME of 22,000 vehicles, whereas GMNA declined by 382,000 vehicles.

Total Net Sales and Revenue

Total net sales and revenue increased in the year ended 2007 by $6.7 billion (or 3.9%). The increase in Total net sales and revenue was due to increases of $5.3 billion at GMAP, $4.3 billion at GMLAAM and $4.2 billion at GME, offset by a decline in Total net sales and revenue of $4.2 billion at GMNA as well as a $2.9 billion increase in intercompany sales between segments that are eliminated in consolidations.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive Cost of Sales

Automotive cost of sales increased in the year ended 2007 by $1.4 billion (or 0.8%). The increase in Automotive cost of sales resulted from increases of $4.7 billion at GMAP, $4.4 billion at GME and $3.5 billion at GMLAAM, offset by a decline in Automotive cost of sales of $8.3 billion at GMNA as well as a $2.9 billion increase related to intercompany sales between segments that are eliminated in consolidations.

Selling, General and Administrative Expense

Selling, general and administrative expense increased in the year ended 2007 by $0.6 billion (or 4.8%). The increase in Selling, general and administrative expense was driven by increases of $0.3 billon at GMAP, $0.2 billion at each of GME and GMLAAM, and was offset by a decrease of $0.1 billion at GMNA.

Automotive Interest and Other Expense, Net

Automotive interest and other expense, net increased in the year ended 2007 by $0.3 billion (or 49.3%). The increase in Automotive interest and other expense, net was due to a $0.8 billion decrease in net interest and other income at GMAP, offset by decreases in net expense of $0.3 billion at GMLAAM, $0.1 billion at GME and $0.1 billion at GMNA.

Equity Income, Net of Tax

Equity income, net of tax increased in the year ended 2007 by $1 million (or 0.2%). This change was the result of increased equity earnings from investments of $60 million at GMAP due to improved performance at Shanghai GM that was offset by decreased equity income due to the sale of part of our equity stake in Suzuki during 2006, $15 million at GMLAAM, and $8 million at GME, offset by a decrease of $82 million at GMNA.

Minority Interests, Net of Tax

Minority interests, net of tax increased in the year ended 2007 by $72 million (or 21.6%). The increase results from increased earnings of consolidated affiliates, primarily $76 million at GMAP in 2007.

Discontinued Operations

In August 2007, we completed the sale of the commercial and military operations of Allison, resulting in a Gain on sale of discontinued operations, net of tax of $4.3 billion. Exclusive of the gain on sale, Income from discontinued operations, net of tax was $0.3 billion and $0.4 billion in 2007 and 2006, respectively.

Supplemental Categories for Expenses

We evaluate GMA and make certain decisions using supplemental categories for variable expenses and non-variable expenses. We believe these categories provide us with useful information and that investors would also find it beneficial to view the business in a similar manner.

We believe contribution costs, structural costs and impairment, restructuring and other charges provide meaningful supplemental information regarding our expenses because they place GMA expenses into categories that allow us to assess the cost performance of GMA. We use these categories to evaluate our expenses, and believe that these categories allow us to readily view operating trends, perform analytical comparisons, benchmark expenses among geographic segments and assess whether the North American turnaround plan and globalization strategy for reducing costs are on target. We use these categories for forecasting purposes, evaluating management and determining our future capital investment allocations. Accordingly, we believe these categories are useful to investors in allowing for greater transparency of the supplemental information that we use in our financial and operational decision-

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

making. These categories of expenses do not include the results of hedging activities with respect to certain commodity prices and foreign currency exchange rates and the effect of foreign currency gains and losses on financial assets and liabilities, which are included in Automotive cost of sales but are analyzed separately.

While we believe that contribution costs, structural costs and impairment, restructuring and other charges provide useful information, there are limitations associated with the use of these categories. Contribution costs, structural costs, impairment, restructuring and other charges may not be completely comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, these categories have limitations and should not be considered in isolation from, or as a substitute for, other measures such as Automotive cost of sales and Selling, general and administrative expense. We compensate for these limitations by using these categories as supplements to Automotive cost of sales and Selling, general and administrative expense.

The total of contribution costs, structural costs, impairment, restructuring and other charges equals the total of Automotive cost of sales and Selling, general and administrative expense for GMA as summarized below:

	Years Ended December 31,			2008 vs. 2007 Change		2007 vs. 2006 Change
	2008	2007	2006	Amount	%	Amount	%
	(Dollars in billions)
Contribution costs (a)	$108.4	$123.2	$118.3	$(14.8)	(12.0)%	$4.9	4.1%
Structural costs (b)	50.1	52.4	51.8	(2.3)	(4.4)%	0.6	1.2%
Impairment, restructuring and other charges (c)	5.4	2.4	6.9	3.0	125.0%	(4.5)	(65.2)%
Derivative and certain foreign currency related items (d)	(1.0)	0.5	(0.5)	(1.5)	n.m.	1.0	n.m.

Total GMA	$162.9	$178.5	$176.5	$(15.6)	(8.7)%	$2.0	1.1%

Automotive cost of sales	$149.7	$164.9	$163.5	$(15.2)	(9.2)%	$1.4	0.9%
Selling, general and administrative expense	13.2	13.6	13.0	(0.4)	(2.9)%	0.6	4.6%

Total GMA	$162.9	$178.5	$176.5	$(15.6)	(8.7)%	$2.0	1.1%

n.m. = not meaningful

(a)	Contribution costs are expenses that we consider to be variable with production. The amount of contribution costs included in Automotive cost of sales was $107.5 billion, $122.2 billion and $117.2 billion in the years ended 2008, 2007 and 2006, respectively, and those costs were comprised of material cost, freight and policy and warranty expenses. The amount of contribution costs classified in Selling, general and administrative expenses was $0.9 billion, $1.0 billion and $1.1 billion in the years ended for 2008, 2007 and 2006, respectively. These costs were incurred primarily in connection with our dealer advertising programs.

(b)	Structural costs are expenses that do not generally vary with production and are recorded in both Automotive cost of sales and Selling, general and administrative expense. Such costs include manufacturing labor, pension and OPEB costs, engineering expense and marketing related costs. Certain costs related to restructuring and impairments that are included in Automotive cost of sales are also excluded from structural costs. The amount of structural costs included in Automotive cost of sales was $38.1 billion, $39.9 billion and $39.9 billion in the years ended 2008, 2007 and 2006, respectively, and the amount of structural costs included in Selling, general and administrative expense was $12.0 billion, $12.5 billion and $11.9 billion in the years ended 2008, 2007 and 2006, respectively.

(c)	Impairment, restructuring and other charges are primarily included in Automotive cost of sales. In 2008, $0.2 billion related to the Salaried Window Program was included in Selling, general and administrative expense.

(d)	Foreign currency and certain derivative related items are included in Automotive cost of sales.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Contribution Costs

Contribution costs decreased in the year ended 2008 by $14.8 billion (or 12.0%). Lower global wholesale deliveries to dealers, primarily in North America and Europe, resulted in decreased contribution costs of $17.7 billion. Foreign Currency Translation, increased transportation costs, and other factors, net of favorable material performance, increased contribution costs by $2.9 billion.

Contribution costs increased in the year ended 2007 by $4.9 billion (or 4.1%) as a result of Foreign Currency Translation of $3.7 billion, richer product mix and increased policy and warranty costs. Overall material performance was flat year-over-year as improvements realized from supplier productivity, global sourcing and optimizing supplier footprints offset higher raw material costs and product enhancements on new vehicles. Increased global prices for steel, aluminum, copper and precious metals increased contribution costs by $1.3 billion in 2007 compared to 2006.

Structural Costs

Structural costs decreased in the year ended 2008 by $2.3 billion (or 4.4%) due to: (1) manufacturing savings of $1.4 billion at GMNA from lower manufacturing costs and hourly headcount levels resulting from attrition programs and productivity improvements; (2) reductions in incentive compensation and profit sharing costs of $0.6 billion, primarily at GMNA; (3) and lower manufacturing costs at GME of $0.3 billion.

Structural costs increased in the year ended 2007 by $0.6 billion (or 1.2%). Global engineering and product development costs increased in 2007 due to increased global vehicle development and advanced technology spending. Total structural cost expenditures increased at GMAP and GMLAAM due to higher production costs and new product launches associated with volume growth. The effect of Foreign Currency Translation also increased structural costs. OPEB costs decreased in 2007 at GMNA primarily due to the 2005 UAW Health Care Settlement Agreement reached with the UAW to mitigate hourly retiree healthcare costs and manufacturing labor costs declined as production related headcount levels were reduced by the 2006 UAW Attrition Program.

Impairment, Restructuring and Other Charges

We recorded certain charges and gains related primarily to restructuring and other initiatives at GMA, which are included in Automotive cost of sales. Additional details regarding these charges and gains are included in Notes 16, 21 and 22 to the consolidated financial statements. The following table summarizes these charges and gains:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Special attrition programs	$3,500	$—	$6,385
Restructuring initiatives	2,654	918	(412)
Asset impairments	974	279	686
Change in amortization period for pension prior service costs	—	1,310	—
Net curtailment gains	(3,941)	—	—
Salaried post-65 healthcare settlement	1,172	—	—
Other	757	(85)	188

Total restructuring and other charges	$5,116	$2,422	$6,847

The 2008 amounts are related to the following:

•	Charges of $3.5 billion for restructuring initiatives at GMNA related to special attrition programs;

•	Charges of $2.7 billion for restructuring initiatives primarily related to headcount reductions as follows: GMNA, $2.3 billion; GME, $263 million; GMAP, $98 million;

•	Charges of $974 million for product specific asset impairments as follows: GMNA, $412 million; GME, $497 million; GMLAAM, $27 million; GMAP, $38 million;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•

$3.7 billion net curtailment gain related to the accelerated recognition of unamortized net prior service credits due to the Settlement Agreement for the UAW hourly medical plan and a $257 million net curtailment gain related to the accelerated recognition of unamortized net prior service credits related to the IUE-CWA agreement;

•	Charges of $1.2 billion at GMNA for a settlement loss associated with the elimination of healthcare coverage for U.S. salaried retirees over age 65 beginning January 1, 2009; and

•

Charges of $340 million related to our agreement with the Canadian Auto Workers Union (CAW), charges of $170 million related to pension plan enhancements for both current and future IUE-CWA retirees, charges of $197 million at GMNA related to support we provided to American Axle & Manufacturing Holdings, Inc. and charges of $50 million related to the Salaried Window Program.

The 2007 amounts are related to the following:

•	Charges of $918 million for restructuring initiatives as follows: GMNA, $290 million; GME, $579 million; GMAP, $49 million;

•	Charges of $265 million and $14 million for product-specific asset impairments at GMNA and GMAP, respectively;

•	Charges of $1.3 billion for additional pension charges at GMNA related to the accelerated recognition of unamortized prior service cost; and

•	$85 million favorable adjustment in conjunction with cessation of production at a previously divested business.

The 2006 amounts are related to the following:

•	Net charges of $6.4 billion for restructuring initiatives at GMNA related to special attrition programs;

•

$412 million net reduction for various restructuring and other matters including favorable revisions of $1.1 billion to the reserves recorded in 2005 related to facility capacity actions, as a result of the favorable effects of the 2006 UAW Attrition Program and to the reserve for postemployment benefits, primarily due to higher than anticipated headcount reductions associated with facility idling activities partially offset by restructuring charges of $642 million as follows: GMNA, $146 million; GME, $437 million; GMLAAM, $43 million; GMAP, $16 million;

•

Charges for product-specific asset impairments as follows: GMNA, $405 million; GME, $60 million; GMAP, $61 million as well as additional impairment charges of $70 million and $89 million resulting from write-downs of facilities at GMNA and GME, respectively; and

•

Charges of $224 million recorded in conjunction with cessation of production at a previously divested business, partially offset by a $36 million gain related to the sale of the majority of our investment in Suzuki.

Derivative and Foreign Currency Related Items

Results of hedging activities with respect to certain foreign currency and commodity price risks, as well as the effect of foreign currency gains and losses on financial assets and liabilities are included in Automotive cost of sales, but are excluded from structural and contribution costs. Such costs decreased $1.5 billion in the year ended 2008, compared to 2007, and increased $1.0 billion in the year ended 2007, compared to 2006. The decrease in 2008 was primarily due to foreign currency gains at GMNA driven by the appreciation of the U.S. Dollar against the Canadian Dollar. The increase in 2007 was primarily due to lower derivative mark-to-market gains in 2007 compared to 2006 as a result of less significant commodity price increases in 2007.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Segment Results of Operations

GM North America

	Years Ended December 31,			2008 vs. 2007 Change			2007 vs. 2006 Change
	2008	2007	2006	Amount		Percentage	Amount		Percentage
	(Dollars in millions)
Total net sales and revenue	$86,187	$112,448	$116,653	$(26,261)		(23.4)%	$(4,205)		(3.6)%

Automotive cost of sales	91,441	106,097	114,373	(14,656)		(13.8)%	(8,276)		(7.2)%
Selling, general and administrative expense	7,633	8,316	8,456	(683)		(8.2)%	(140)		(1.7)%
Other expenses	154	—	—	154		n.m.	—		n.m.

Operating loss	(13,041)	(1,965)	(6,176)	(11,076)		n.m.	4,211		68.2%
Automotive interest and other expense, net	(862)	(1,325)	(1,399)	463		34.9%	74		5.3%

Loss from continuing operations before income taxes, equity income and minority interests	(13,903)	(3,290)	(7,575)	(10,613)		n.m.	4,285		56.6%
Equity income (loss), net of tax	(201)	22	104	(223)		n.m.	(82)		(78.8)%
Minority interests, net of tax	28	(46)	(63)	74		160.9%	17		27.0%

Loss from continuing operations before income taxes	$(14,076)	$(3,314)	$(7,534)	$(10,762)		n.m.	$4,220		56.0%

Income from discontinued operations, net of tax	$—	$256	$445	$(256)		(100.0)%	$(189)		(42.5)%
Gain on sale of discontinued operations, net of tax	$—	$4,309	$—	$(4,309)		(100.0)%	$4,309		n.m.
Automotive cost of sales rate	106.1%	94.4%	98.0%	11.7	pts.	n.m.	(3.6	) pts.	n.m.
Net margin from continuing operations before income taxes, equity income and minority interests	(16.1)%	(2.9)%	(6.5)%	(13.2	) pts.	n.m.	3.6	pts.	n.m.
	(Volume in thousands)
Production Volume (a)
Cars	1,543	1,526	1,821	17		1.1%	(295)		(16.2)%
Trucks	1,906	2,741	2,828	(835)		(30.5)%	(87)		(3.1)%

Total	3,449	4,267	4,649	(818)		(19.2)%	(382)		(8.2)%

Vehicle Sales (b) (c)
Industry — North America	16,557	19,588	20,201	(3,030)		(15.5)%	(613)		(3.0)%
GMNA	3,564	4,516	4,807	(952)		(21.1)%	(291)		(6.1)%
GM market share — North America	21.5%	23.1%	23.8%	(1.6	) pts.	n.m.	(0.7	) pts.	n.m.
Industry — U.S.	13,501	16,473	17,060	(2,972)		(18.0)%	(587)		(3.4)%
GM market share — U.S. industry	22.1%	23.5%	24.2%	(1.4	) pts.	n.m.	(0.7	) pts.	n.m.
GM cars market share — U.S. industry	18.6%	19.7%	20.7%	(1.1	) pts.	n.m.	(1.0	) pts.	n.m.
GM trucks market share — U.S. industry	25.6%	26.7%	27.1%	(1.1	) pts.	n.m.	(0.4	) pts.	n.m.

n.m. = not meaningful

(a)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.

(b)	Vehicle sales primarily represent sales to the ultimate customer.

(c)	Vehicle sales data may include rounding differences.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

2008 Compared to 2007

Industry Vehicle Sales

In the year ended 2008 industry vehicle sales in North America decreased by 3.0 million vehicles (or 15.5%). Industry vehicle sales decreased in the first three quarters of 2008 with a sharp decline in the fourth quarter. Industry vehicle sales decreased by 324,000 vehicles (or 6.9%), decreased by 510,000 vehicles (or 9.6%) and decreased by 766,000 vehicles (or 15.5%) in the first, second and third quarters of 2008, respectively. The sharp fourth quarter decline resulted in decreased vehicle sales of 1.4 million vehicles (or 30.8%). The decrease in industry vehicle sales is directly attributable to the recession in the United States brought about by the tightening of the credit markets, turmoil in the mortgage markets, reductions in housing values and volatile oil prices, all of which contributed to declining consumer confidence. In the short-term, we anticipate quarterly industry vehicle sales to remain below levels reported in the prior 24 months due to the economic factors mentioned above.

Total Net Sales and Revenue

The economic factors, mentioned above, and the resulting recession in the United States, caused a similar effect on our North American vehicle sales in 2008. Our vehicle sales decreased by 952,000 vehicles (or 21.1%) to 3.6 million vehicles in 2008, with 379,000 (or 36.0%) of the decrease occurring in the fourth quarter. Our actual vehicle sales were 947,000 vehicles, 964,000 vehicles, 978,000 vehicles and 675,000 vehicles in the first, second, third and fourth quarters of 2008, respectively. Our United States vehicle sales in 2008 followed the industry trend with steady decreases in the first three quarters with a sharp decline in the fourth quarter. Our United States vehicle sales decreased by 103,000 vehicles (or 11.4%), decreased by 214,000 vehicles (or 21.2%) and decreased by 218,000 vehicles (or 20.9%) in the first, second, and third quarters of 2008, respectively. The sharp fourth quarter decline resulted in decreased vehicle sales of 350,000 vehicles (or 39.0%). As a result of the decreasing trend in vehicle sales we anticipate, in the short-term, our vehicle sales to remain at or below levels reported in the fourth quarter of 2008.

In the year ended 2008 Total net sales and revenue decreased by $26.3 billion (or 23.4%) due primarily to: (1) a decline in volumes and unfavorable mix of $23.1 billion resulting from continuing market challenges; (2) a $1.8 billion increase in the accrual for residual support programs for leased vehicles, primarily due to the decline in residual values of fullsize pick-up trucks and sport utility vehicles in the middle of 2008; (3) unfavorable pricing of $0.7 billion; (4) a decrease in sales of components, parts and accessories of $0.6 billion; partially offset by (5) Foreign Currency Translation of $0.3 billion due to a strengthening of the U.S. Dollar in relation to the Canadian Dollar. Contributing to the volume decline is $0.8 billion that was deferred in the fourth quarter of 2008 related to deliveries to dealers that did not meet the criteria for revenue recognition, either because collectability was not reasonably assured or the risks and rewards of ownership were not transferred at the time of delivery.

Automotive Cost of Sales

In the year ended 2008, Automotive cost of sales decreased $14.7 billion (or 13.8%) primarily due to: (1) decreased costs related to lower production volumes of $14.0 billion; (2) net curtailment gain of $3.8 billion related to the Settlement Agreement; (3) manufacturing savings of $1.4 billion from lower manufacturing costs and hourly headcount levels resulting from attrition programs and productivity improvements; (4) favorable Foreign Currency Translation gains of $1.4 billion due primarily to the appreciation of the U.S. Dollar against the Canadian Dollar; (5) pension prior service costs of $1.3 billion recorded in 2007; and (6) a favorable adjustment of $0.9 billion related to the fair value of commodity, foreign exchange and currency derivatives. These decreases were partially offset by: (1) charges related to restructuring and other costs associated with our special attrition programs, certain Canadian facility idlings and finalization of our negotiations with the CAW of $5.8 billion; (2) expenses of $1.2 billion related to the salaried post-65 healthcare settlement; (3) unfavorable commodity derivative fair value adjustments of $0.8 billion; (4) increased Delphi related charges of $0.6 billion related to certain cost subsidies reimbursed during the year; and (5) increased warranty expenses of $0.5 billion.

Selling, General and Administrative Expense

In the year ended 2008 Selling, general and administrative expense decreased by $683 million (or 8.2%) due to: (1) reductions in incentive compensation and profit sharing costs of $398 million; (2) decreased advertising, selling and sales promotion expenses of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

$332 million; and (3) decreased administrative expenses of $252 million including the receipt of a $100 million insurance settlement. These decreases were partially offset by $236 million related to the Salaried Window Program and increased bad debt expense of $44 million.

Other Expense

In the year ended 2008 Other expense increased $154 million due to an impairment charge related to goodwill.

Automotive Interest and Other Expense, Net

In the year ended 2008 Automotive interest and other expense, net decreased by $463 million (or 34.9%) primarily due to decreased interest expense of $653 million primarily reflecting lower interest rates. This decrease was partially offset by a decrease in interest income of $226 million driven by lower cash balances.

Equity Income (Loss), Net of Tax

In the year ended 2008 Equity income (loss), net of tax decreased by $223 million due to impairment charges and lower income from our investments in NUMMI and CAMI. Our equity income related to NUMMI decreased $113 million primarily due to an impairment charge of $94 million and decreased income of $43 million primarily due to lower volume and increases in material and freight costs. Our equity income related to CAMI decreased $104 million due to lower income of $79 million related to lower volume and an unfavorable adjustment for a tax claim liability and an impairment charge of $25 million.

The execution of our Viability Plan calls for a reduction in the total number of our powertrain, stamping and assembly plants and the elimination of certain brands and nameplates. As a result of this reduction we expect to accelerate the depreciation on these assets to be utilized over a shorter period of time than their current useful life. Based on the currently anticipated restructuring actions in the Viability Plan, this will result in accelerated depreciation of $0.7 billion in 2009, which previously would have been recognized in future periods.

2007 Compared to 2006

Industry Vehicle Sales

In the year ended 2007 industry vehicle sales in North America decreased by 613,000 vehicles (or 3.0%) due to weakness in the economy resulting from a decline in the housing market and volatile oil prices.

Total Net Sales and Revenue

In the year ended 2007 Total net sales and revenue decreased by $4.2 billion (or 3.6%) due to a decline in volumes, net of favorable mix, of $4.6 billion, which was partially offset by the effect of favorable pricing on vehicles sold of $0.4 billion related to fullsize pick-up trucks launched in 2007. The decrease in volume was driven by a reduction in year end dealer inventories of 160,000 vehicles from 2006 year end levels as a result of lower U.S. industry sales volumes and the effect of our declining market share in the United States and a reduction in daily rental volume of 108,000 vehicles.

Automotive Cost of Sales

In the year ended 2007 Automotive cost of sales decreased by $8.3 billion (or 7.2%) due to restructuring and impairment charges of $0.5 billion in 2007, compared to $6.2 billion in 2006. In 2006, we recorded restructuring charges related to the 2006 UAW Attrition Program which were not incurred in 2007. Also contributing to the decrease in 2007 were: (1) lower production volumes, partially

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

offset by mix which had a favorable net effect of $3.8 billion; (2) savings on retiree pension/OPEB costs of $1.8 billion, primarily due to the 2005 UAW Health Care Settlement Agreement; and (3) manufacturing savings of $1.0 billion from lower hourly headcount levels driven by the 2006 UAW Attrition Program and productivity improvements.

These cost reductions were partially offset by: (1) additional expense of $1.3 billion due to the accelerated recognition of pension unamortized prior service costs ; (2) material and freight costs of $0.8 billion; (3) engineering costs of $0.6 billion related to increased investment in future products; (4) warranty related costs of $0.5 billion primarily as a result of favorable adjustments to warranty reserves in 2006 which did not occur in 2007; (5) a decrease of $0.5 billion on gains from commodity derivative contracts used to hedge forecasted purchases of raw materials; and (6) increased Foreign Currency Translation losses of $0.3 billion due to the appreciation of the Canadian Dollar against the U.S. Dollar.

Selling, General and Administrative Expense

In the year ended 2007 Selling, general and administrative expense decreased by $0.1 billion (or 1.7%) due to ongoing cost reduction initiatives as well as a reduction in dealerships we own.

Automotive Interest and Other Expense, Net

In the year ended 2007 Automotive interest and other expense, net decreased by $74 million (or 5.3%) primarily due to reductions in debt balances with other segments utilizing certain proceeds from the Allison sale.

Equity Income (Loss), Net of Tax

In the year ended 2007 Equity income (loss), net of tax decreased by $82 million (or 78.8%) due to decreased income from GMNA’s investment in NUMMI as a result of increased project spending and pre-production expenses due to the launch of the Pontiac Vibe and increases in material, freight and labor costs.

Income from Discontinued Operations, Net of Tax

In August 2007, we completed the sale of the commercial and military operations of Allison, resulting in a gain of $4.3 billion. Income and the gain on sale from this business have been reported as discontinued operations for all periods presented.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Europe

	Years Ended December 31,			2008 vs. 2007 Change			2007 vs. 2006 Change
	2008	2007	2006	Amount		Percentage	Amount		Percentage
	(Dollars in millions)
Total net sales and revenue	$34,388	$37,478	$33,278	$(3,090)		(8.2)%	$4,200		12.6%

Automotive cost of sales	33,838	35,254	30,868	(1,416)		(4.0)%	4,386		14.2%
Selling, general and administrative expense	2,816	2,781	2,600	35		1.3%	181		7.0%
Other expense	456	—	—	456		n.m.	—		n.m.

Operating loss	(2,722)	(557)	(190)	(2,165)		n.m.	(367)		(193.2)%
Automotive interest and other income (expense), net	(154)	16	(122)	(170)		n.m.	138		113.1%

Loss from continuing operations before income taxes, equity income and minority interests	(2,876)	(541)	(312)	(2,335)		n.m.	(229)		(73.4)%
Equity income, net of tax	56	44	36	12		27.3%	8		22.2%
Minority interests, net of tax	22	(27)	(21)	49		181.5%	(6)		(28.6)%

Loss from continuing operations before income taxes	$(2,798)	$(524)	$(297)	$(2,274)		n.m.	$(227)		(76.4)%

Automotive cost of sales rate	98.4%	94.1%	92.8%	4.3	pts.	n.m.	1.3	pts.	n.m.
Net margin from continuing operations before income taxes, equity income and minority interests	(8.4)%	(1.4)%	(0.9)%	(7.0	) pts.	n.m.	(0.5	) pts.	n.m.

	(Volume in thousands)
Production Volume (a)	1,550	1,828	1,806	(278)		(15.2)%	22		1.2%
Vehicle Sales (b) (c)
Industry — Europe	21,981	23,136	21,895	(1,156)		(5.0)%	1,241		5.7%
GM Europe	2,041	2,183	2,005	(142)		(6.5)%	178		8.9%
GM market share — Europe	9.3%	9.4%	9.2%	(0.1	) pts.	n.m.	0.2	pts.	n.m.
GM market share — Germany	8.8%	9.5%	10.1%	(0.7	) pts.	n.m.	(0.6	) pts.	n.m.
GM market share — United Kingdom	15.4%	15.2%	14.3%	0.2	pts.	n.m.	0.9	pts.	n.m.
GM market share — Russia	11.1%	9.6%	6.5%	1.5	pts.	n.m.	3.1	pts.	n.m.

n.m.	= not meaningful

(a)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.

(b)	Vehicle sales primarily represent sales to the ultimate customer, including unit sales of Chevrolet brand products in the region. The financial results from sales of Chevrolet brand products produced by GM Daewoo are reported as part of GMAP.

(c)	Vehicle sales data may include rounding differences.

2008 Compared to 2007

Industry Vehicle Sales

In the year ended 2008, industry vehicle sales began to decline in the second quarter followed by a sharp decline in the third and fourth quarters. Industry vehicle sales increased by 232,000 vehicles (or 4.1%) and by 132,000 vehicles (or 2.2%) in the first and second quarters of 2008, respectively. Industry vehicle sales decreased by 356,000 vehicles (or 6.4%) and by 1.2 million vehicles (or

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

20.2%) in the third and fourth quarters of 2008, respectively. The decline of industry vehicle sales reflects the direct effect of the recession in Western Europe and the indirect effect of the tightening of credit markets, volatile oil prices, slowdown of economic growth and declining consumer confidence around the world. In the short-term, we anticipate quarterly industry vehicle sales to remain below levels reported in the prior 24 months due to the economic factors mentioned above.

In the year ended 2008 industry vehicle sales decreased by 1.2 million vehicles (or 5.0%). The decline in industry vehicle sales primarily resulted from a decrease of 577,000 vehicles (or 29.7%) in Spain; a decrease of 360,000 vehicles (or 13.0%) in Italy; a decrease in the United Kingdom of 314,000 vehicles (or 11.2%), a net decrease in various other markets in Western Europe of 230,000 vehicles (or 2.4%); and a decrease in Turkey of 109,000 vehicles (or 17.2%). These decreases were partially offset by an increase of 343,000 vehicles (or 12.7%) in Russia and an increase of 103,000 vehicles (or 17.3%) in Ukraine.

Total Net Sales and Revenue

The trend in our vehicle sales mirrored that of the industry trend mentioned above. Our vehicle sales increased by 17,000 vehicles (or 3.1%) and by 15,000 vehicles (or 2.6%) in the first and second quarters of 2008, respectively. Our vehicle sales decreased by 65,000 vehicles (or 12.4%) and by 109,000 vehicles (or 20.6%) in the third and fourth quarters of 2008, respectively. The decline with each quarter in our vehicle sales is attributable to the same economic factors affecting the industry mentioned above. We anticipate, in the short-term, our vehicle sales will remain at levels below that of the first three quarters of 2008.

In the year ended 2008 Total net sales and revenue decreased by $3.1 billion (or 8.2%) due to: (1) a decrease of $4.4 billion due to lower wholesale sales volume outside of Russia; (2) a decrease of $0.6 billion for unfavorable vehicle mix; offset by (3) a net favorable effect of $2.0 billion in Foreign Currency Translation, driven mainly by the strengthening of the Euro and Swedish Krona, offset partially by the weakening of the British Pound versus the U.S. Dollar.

In line with the industry trends noted above, GME’s revenue, which excludes sales of Chevrolet brand products, decreased most significantly in Spain, where wholesale volumes decreased by 67,000 vehicles (or 46.9%), followed by the United Kingdom, where wholesale volumes decreased by 43,000 vehicles (or 10.5%), and Italy, where wholesale volumes decreased by 41,000 vehicles (or 21.3%). These decreases were partially offset as wholesale volumes in Russia increased by 22,000 vehicles (or 29.6%).

Automotive Cost of Sales

In the year ended 2008 Automotive cost of sales decreased by $1.4 billion (or 4.0%) due to: (1) a decrease of $3.5 billion related to lower wholesale sales volume; (2) a decrease of $0.3 billion for unfavorable vehicle mix; (3) a decrease of $0.3 billion related to lower manufacturing costs; offset by (4) an unfavorable effect of $2.4 billion in Foreign Currency Translation; and (5) an increase of $0.5 billion related to impairment charges related to special tooling and product related machinery and equipment for the Saab 9-3 and 9-5 product lines.

Selling, General and Administrative Expense

In the year ended 2008 Selling, general and administrative expense increased by $35 million (or 1.3%) due to: (1) an unfavorable effect of $87 million in Foreign Currency Translation; offset by (2) a decrease of $35 million in administrative and other expenses; and (3) a decrease of $17 million in sales and marketing expenses.

Other Expense

In the year ended 2008 Other expense increased by $0.5 billion due to an impairment charge related to goodwill.

Automotive Interest and Other Income (Expense), Net

In the year ended 2008 Automotive interest and other income (expense), net decreased by $170 million primarily as a result of a $115 million favorable settlement of VAT claims with the United Kingdom tax authorities in 2007 and a decrease of $35 million in interest income.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Minority Interests, Net of Tax

In the year ended 2008 Minority interests, net of tax increased by $49 million due to declines in profits at our 60% owned Isuzu Motors Polska.

If we are able to implement all aspects our Viability Plan, we would expect to record accelerated depreciation or impairments in 2009 of $0.9 billion, which previously would have been recognized in future periods. Additionally, we have conducted a strategic review of our global Saab business and have offered it for sale. Given the urgency of stemming sizeable outflows associated with Saab operations, Saab filed for reorganization protection under the laws of Sweden on February 20, 2009. We anticipate that we will no longer consolidate Saab beginning in the three months ending March 31, 2009 and anticipate recording a significant loss which could exceed $1.0 billion on de-consolidation.

2007 Compared to 2006

Industry Vehicle Sales

In the year ended 2007 industry vehicle sales increased by 1.2 million vehicles (or 5.7%). The growth in industry vehicle sales primarily resulted from an increase of 674,000 vehicles (or 33.2%) in Russia; increases in various other markets in central and southeastern Europe of 188,000 vehicles (or 9.2%); increases in Italy of 171,000 vehicles (or 6.6%); increases in the Ukraine of 163,000 vehicles (or 37.8%); increases in France of 85,000 vehicles (or 3.4%); increases in Poland of 77,000 vehicles (or 26.2%); and increases in the United Kingdom of 65,000 vehicles (or 2.4%). These increases were partially offset by a decrease of 290,000 vehicles (or 7.7%) in Germany.

Total Net Sales and Revenue

In the year ended 2007 Total net sales and revenue increased by $4.2 billion (or 12.6%) due to: (1) a favorable effect of $2.9 billion in Foreign Currency Translation, driven mainly by the strengthening of the Euro, British Pound and Swedish Krona versus the U.S. Dollar; (2) an increase of $1.6 billion due to higher wholesale sales volume outside of Germany; and (3) an increase of $0.4 billion due to improvements in pricing outside of Germany, primarily on the Opel/Vauxhall Corsa. Offsetting these increases was a decrease of $1.3 billion related to lower wholesale volumes and unfavorable pricing in Germany.

In line with the industry trends noted above, GME’s revenue, which excludes sales of Chevrolet brand products, increased most significantly in Russia, where wholesale volumes increased by 51,000 vehicles (or 215.0%), followed by the United Kingdom, where wholesale volumes increased 35,000 vehicles (or 9.2%). Wholesale volumes in Germany decreased by 68,000 vehicles (or 18.9%).

Automotive Cost of Sales

In the year ended 2007 Automotive cost of sales increased by $4.4 billion (or 14.2%) due to: (1) an unfavorable effect of $2.9 billion as a result of Foreign Currency Translation; (2) an increase of $0.5 billion for unfavorable vehicle and country mix, primarily as a result of higher freight and duties associated with vehicles imported into Russia and from Korea; and (3) an increase of $0.4 billion related to higher wholesale sales volume.

Automotive cost of sales rate deteriorated in 2007 primarily due to the unfavorable effect of vehicle and country mix in Automotive cost of sales, partially offset by the favorable effect of price in Total net sales and revenue.

Selling, General and Administrative Expense

In the year ended 2007 Selling, general and administrative expense increased by $0.2 billion (or 7.0%) primarily due to Foreign Currency Translation.

Automotive Interest and Other Income (Expense), Net

In the year ended 2007 Automotive interest and other income (expense), net increased by $138 million (or 113.1%) primarily as a result of a $115 million favorable settlement of VAT claims with the United Kingdom tax authorities.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Latin America/Africa/Mid-East

	Years Ended December 31,			2008 vs. 2007 Change			2007 vs. 2006 Change
	2008	2007	2006	Amount		Percentage	Amount		Percentage
	(Dollars in millions)
Total net sales and revenue	$20,260	$18,894	$14,627	$1,366		7.2%	$4,267		29.2%

Automotive cost of sales	18,143	16,776	13,305	1,367		8.1%	3,471		26.1%
Selling, general and administrative expense	1,057	1,009	764	48		4.8%	245		32.1%

Operating income	1,060	1,109	558	(49)		(4.4)%	551		98.7%
Automotive interest and other income (expense), net	246	240	(31)	6		2.5%	271		n.m.

Income from continuing operations before income taxes, equity income and minority interests	1,306	1,349	527	(43)		(3.2)%	822		156.0%
Equity income, net of tax	21	31	16	(10)		(32.3)%	15		93.8%
Minority interests, net of tax	(32)	(32)	(25)	—		—%	(7)		(28.0)%

Income from continuing operations before income taxes	$1,295	$1,348	$518	$(53)		(3.9)%	$830		160.2%

Automotive cost of sales rate	89.6%	88.8%	91.0%	0.8	pts.	n.m.	(2.2	) pts.	n.m.
Net margin from continuing operations before income taxes, equity income and minority interests	6.4%	7.1%	3.6%	(0.7	) pts.	n.m.	3.5	pts.	n.m.

	(Volume in thousands)
Production Volume (a)	961	960	830	1		0.1%	130		15.7%
Vehicle Sales (b) (c)
Industry — LAAM	7,477	7,267	6,269	210		2.9%	998		15.9%
GMLAAM	1,276	1,236	1,036	40		3.2%	201		19.3%
GM market share — LAAM	17.1%	17.0%	16.5%	0.1	pts.	n.m.	0.5	pts.	n.m.
GM market share — Brazil	19.5%	20.3%	21.3%	(0.8	) pts.	n.m.	(1.0	) pts.	n.m.

n.m.	= not meaningful

(a)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.

(b)	Vehicle sales primarily represent sales to the ultimate customer.

(c)	Vehicle sales data may include rounding differences.

2008 Compared to 2007

Industry Vehicle Sales

In the year ended 2008, industry vehicle sales began to moderate in the third quarter with a sharp decline in the fourth quarter. Industry vehicle sales increased by 199,000 vehicles (or 12.1%), increased by 237,000 vehicles (or 13.5%) and increased by 101,000 vehicles (or 5.3%) in the first, second and third quarters of 2008, respectively. Industry vehicle sales decreased by 328,000 vehicles (or 16.6%) in the fourth quarter of 2008. The decline in vehicle sales, in the second half of 2008, is attributable to the negative global economic effect of the tightening of the credit markets, volatile oil prices, slowdown of economic growth and declining consumer confidence. We expect this trend in the vehicle sales to continue into 2009 due to the economic factors mentioned above.

In the year ended 2008, industry vehicle sales in the LAAM region increased by 210,000 vehicles (or 2.9%) primarily due to increases in Brazil of 358,000 vehicles (or 14.5%), Argentina of 43,000 vehicles (or 7.4%), Peru of 41,000 vehicles (or 81.2%), Egypt

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

of 35,000 vehicles (or 15.4%), Chile of 28,000 vehicles (or 12.1%), Ecuador of 24,000 vehicles (or 27.7%), and other Northern African units of 17,000 vehicles (or 4.1%), offset by declines in Venezuela of 220,000 vehicles (or 44.7%), and South Africa of 124,000 vehicles (or 20.2%).

Total Net Sales and Revenue

The trend in our vehicle sales was similar to the industry trend as vehicle sales began to moderate in the third quarter and fell sharply during the fourth quarter of 2008. Our vehicle sales increased by 54,000 vehicles (or 19.8%), increased by 52,000 vehicles (or 17.8%) and increased by 9,000 vehicles (or 2.9%) in the first, second and third quarters of 2008, respectively. Our vehicle sales decreased by 75,000 vehicles (or 22.1%) in the fourth quarter of 2008. The decline in our vehicle sales during the second half of 2008 is attributable to the same economic factors mentioned above. We anticipate this trend in our vehicle sales to continue into 2009.

In the year ended 2008 Total net sales and revenue increased by $1.4 billion (or 7.2%) primarily due to: (1) favorable vehicle pricing of $1.0 billion primarily at GM Venezolana driven by high inflation and at GM do Brasil as a result of industry growth and high demand in the first half of 2008; (2) favorable effect of Foreign Currency Translation of $0.5 billion, mainly related to the Brazilian Real; and (3) favorable product mix of $0.5 billion; offset by (4) $0.6 billion in decreased wholesale volumes across GMLAAM business units, including wholesale volume declines at GM Venezolana of 81,000 vehicles, GM Colmotores of 24,000 vehicles and GM South Africa of 14,000 vehicles, partially offset by increased wholesale volumes at GM do Brasil of 33,000 vehicles and GM Ecuador of 13,000 vehicles.

Automotive Cost of Sales

In the year ended 2008 Automotive cost of sales increased by $1.4 billion (or 8.1%) due to: (1) increased content cost of $0.7 billion driven by an increase in imported material costs at GM Venezolana and high inflation across the region primarily at GM Venezolana, GM Argentina and GM South Africa; (2) unfavorable Foreign Currency Translation of $0.5 billion; (3) unfavorable product mix of $0.3 billion; and (4) foreign exchange transaction losses on purchases of Treasury bills in the region of $0.2 billion; offset by (5) decreased volume in the region of $0.5 billion.

Automotive cost of sales rate deteriorated due to increased volumes in lower margin business units.

Selling, General and Administrative Expense

In the year ended 2008 Selling, general and administrative expense increased by $48 million (or 4.8%) due to high inflation primarily at GM Venezolana and GM Argentina of $31 million and unfavorable Foreign Currency Translation effects of $16 million.

Automotive Interest and Other Income (Expense), Net

In the year ended 2008 Automotive interest and other income (expense), net increased by $6 million (or 2.5%) due to: (1) higher cash balances resulting in an increase in net interest income of $48 million primarily at GM do Brasil of $37 million; and (2) favorable Foreign Currency Translation effect of $13 million; offset by (3) less favorable adjustments as compared to 2007 of $55 million relating to tax contingencies recorded by GM do Brasil.

2007 Compared to 2006

Industry Vehicle Sales

In the year ended 2007 industry vehicle sales in the LAAM region increased by 1.0 million vehicles (or 15.9%) due to strong growth throughout the region. This included increases in Brazil of 535,000 vehicles (or 27.7%), Venezuela of 149,000 vehicles (or 43.3%), Argentina of 119,000 vehicles (or 26.3%), Egypt of 70,000 vehicles (or 44.9%), Colombia of 60,000 vehicles (or 31.1%), and Israel of 44,000 vehicles (or 28.7%). These increases were partially offset as industry vehicle sales in South Africa decreased by 34,000 vehicles (or 5.2%).

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Total Net Sales and Revenue

In the year ended 2007 Total net sales and revenue increased by $4.3 billion (or 29.2%) due to: (1) $2.9 billion in higher wholesale volumes across most GMLAAM business units, including increases at GM do Brasil of 67,000 vehicles, GM Venezolana of 63,000 vehicles and GM Argentina of 63,000 vehicles, which more than offset a small decrease at GM Ecuador of 6,000 vehicles; (2) favorable effect of Foreign Currency Translation of $0.7 billion, primarily related to the Brazilian Real and Colombian Peso; (3) favorable vehicle pricing of $0.5 billion; and (4) favorable vehicle mix of $0.2 billion.

Automotive Cost of Sales

In the year ended 2007 Automotive cost of sales increased by $3.5 billion (or 26.1%) due to: (1) increased volume in the region of $2.3 billion; (2) unfavorable Foreign Currency Translation of $0.7 billion; (3) higher content cost of $0.3 billion; and (4) unfavorable product mix of $0.1 billion.

Automotive cost of sales rate improved due to higher pricing and favorable product mix.

Selling, General and Administrative Expense

In the year ended 2007 Selling, general and administrative expense increased by $245 million (or 32.1%) due to: (1) increased administrative, marketing and other expenses of $105 million throughout the region in support of the higher volume levels; (2) a $66 million charge recorded at GM do Brasil for additional retirement benefits under a government sponsored pension plan; (3) unfavorable Foreign Currency Translation effects of $40 million and; (4) an increase in the cost of these expenses compared to 2006 of $29 million.

Automotive Interest and Other Income (Expense), Net

In the year ended 2007 Automotive interest and other income (expense), net improved by $271 million due to: (1) a gain of $194 million as a result of GM do Brasil’s favorable resolution of prior tax cases; (2) reversals of previously established tax accruals of $81 million in 2007 associated with duties, federal excise tax and related matters that were no longer required; and (3) income of $25 million at GM South Africa relating to increased export incentives due to increases in volume of exports. These increases were partially offset by: (1) a $64 million charge related to previously recorded tax credits at GM do Brasil; and (2) $56 million of settlement and fines related to information submitted to the Brazil tax authorities for material included in consignment contracts at one of our facilities.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Asia Pacific

	Years Ended December 31,			2008 vs. 2007 Change			2007 vs. 2006 Change
	2008	2007	2006	Amount		Percentage	Amount		Percentage
	(Dollars in millions)
Total net sales and revenue	$17,828	$20,317	$15,004	$(2,489)		(12.3)%	$5,313		35.4%

Automotive cost of sales	17,334	18,318	13,654	(984)		(5.4)%	4,664		34.2%
Selling, general and administrative expense	1,623	1,473	1,145	150		10.2%	328		28.6%

Operating income (loss)	(1,129)	526	205	(1,655)		n.m.	321		156.6%
Automotive interest and other income (expense), net	(64)	31	854	(95)		n.m.	(823)		(96.4)%

Income (loss) from continuing operations before income taxes, equity income and minority interests	(1,193)	557	1,059	(1,750)		n.m.	(502)		(47.4)%
Equity income, net of tax	308	425	365	(117)		(27.5)%	60		16.4%
Minority interests, net of tax	85	(301)	(225)	386		128.2%	(76)		(33.8)%

Income (loss) from continuing operations before income tax	$(800)	$681	$1,199	$(1,481)		(217.5)%	$(518)		(43.2)%

Automotive cost of sales rate	97.2%	90.2%	91.0%	7.0	pts.	n.m.	(0.8	) pts.	n.m.
Net margin from continuing operations before income taxes, equity income and minority interests	(6.7)%	2.7%	7.1%	(9.4	) pts.	n.m.	(4.4	) pts.	n.m.

	(Volume in thousands)
Production Volume (a) (b)	2,184	2,231	1,896	(47)		(2.1)%	335		17.7%
Vehicle Sales (a) (c) (d)
Industry — Asia Pacific	21,105	20,717	19,230	388		1.9%	1,487		7.7%
GMAP	1,475	1,436	1,248	39		2.7%	188		15.1%
GM market share — Asia Pacific (e)	7.0%	6.9%	6.5%	0.1	pts	n.m.	0.4	pts.	n.m.
GM market share — Australia	13.1%	14.2%	15.4%	(1.1	) pts.	n.m.	(1.2	) pts.	n.m.
GM market share — China (e)	12.0%	12.2%	12.3%	(0.2	) pts.	n.m.	(0.1	) pts.	n.m.

n.m. = not meaningful

(a)	Includes GM Daewoo, Shanghai GM and SGMW joint venture production/sales. We own 34% of SGMW and under the joint venture agreement have significant rights as a member as well as the contractual right to report SGMW China sales as part of our global market share.

(b)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.

(c)	Vehicle sales primarily represent sales to the ultimate customer.

(d)	Vehicle sales data may include rounding differences.

(e)	Includes SGMW joint venture sales.

Industry Vehicle Sales

Industry vehicle sales increased in the Asia Pacific region in the first half of 2008 by 1.0 million vehicles (or 9.7%). As the global financial crisis, brought about by the tightening of the credit markets, volatile oil prices, slowdown of economic growth and declining consumer confidence, spread to the region, industry vehicle sales declined by 630,000 vehicles (or 6.1%) in the second half of 2008.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Industry vehicle sales in China also declined in the second half of 2008 by 62,000 vehicles (or 1.5%) compared to an increase of 736,000 vehicles (or 17.3%) in the first half of 2008, due to the same economic factors mentioned above. We believe the global economic slowdown will continue into 2009 until benefits of economic stimulus packages announced by governments in various countries start to show a positive effect.

In the year ended 2008 industry vehicle sales in the Asia Pacific region increased by 388,000 vehicles (or 1.9%) due to growth in China, Indonesia and Malaysia. In 2008, industry sales increased by 674,000 vehicles (or 8.0%) in China, increased by 169,000 vehicles (or 38.8%) in Indonesia and increased by 58,000 vehicles (or 11.9%) in Malaysia. The growth from these markets more than offset the decline of 270,000 vehicles (or 5.0%) in Japan and the net decline of 243,000 vehicles in other countries. China’s vehicle sales increased to 9.1 million vehicles (or 8.0%) during 2008, compared to 8.5 million vehicles in 2007.

Total Net Sales and Revenue

Our vehicle sales were similar to the industry vehicle sales as our vehicle sales began to moderate in the third quarter and fell sharply during the fourth quarter of 2008. Our vehicle sales increased by 22,000 vehicles (or 5.8%), increased by 49,000 vehicles (or 14.5%) and increased by 8,000 vehicles (or 2.5%) in the first, second and third quarters of 2008, respectively. Our vehicle sales decreased by 40,000 vehicles (or 10.6%) in the fourth quarter of 2008. The effect on our China vehicle sales was similar as vehicle sales increased by 22,000 vehicles (or 7.4%), increased by 45,000 vehicles (or 19.3%) and increased by 10,000 vehicles (or 4.4%) in the first, second and third quarters of 2008, respectively. Our vehicle sales in China decreased by 14,000 vehicles (or 5.1%) in the fourth quarter of 2008. The decline in our vehicle sales and vehicle sales in China, in the second half of 2008, is attributable to the same global economic factors affecting the Asia Pacific region in 2008 mentioned above. Despite the downturn in our vehicle sales in the second half of 2008 we continued to capitalize on the demand in the China passenger and light commercial vehicle markets. We increased our vehicle sales in the Asia Pacific region in 2008, in part due to strong sales in China where volumes exceeded 1.0 million vehicles for the second consecutive year. We anticipate, however, that the global economic slowdown will continue to affect our vehicle sales into 2009 and in the short-term we anticipate our vehicle sales to remain at or below levels reported in the first half of 2008.

Our market share increased by 0.1 percentage points to 7.0% due to increased market share in India driven by increased volume related to the Chevrolet Spark. Although our market share in Japan did not change, our overall regional market share was favorably affected by the decline in the Japanese market. Our market share in China declined due to weak performance of the Buick line and more intense competition. Our market share in Australia decreased because of an industry shift to smaller vehicles, away from GM Holden’s traditional strength. This change was attributable to relatively less expensive vehicle imports from Japan and Korea and the shift by major fleet buyers to smaller vehicles. Our market share in Thailand declined due to customer demand shift from pickups to smaller vehicles and political uncertainties on the industry, which had a greater adverse effect on those manufacturers with smaller market share. Our market share in South Korea also declined due to competitive pressure.

In the year ended 2008 Total net sales and revenue decreased by $2.5 billion (or 12.3%) due to: (1) a $2.1 billion unfavorable derivative effect related to our determination that certain of our cash flow hedging instruments were no longer effective, which resulted in the termination of hedge accounting treatment of our previously designated cash flow hedge instruments, which includes a $0.9 billion unfavorable mark-to-market adjustment, an $0.8 billion charge related to the release of hedge losses from Other comprehensive loss that were associated with depreciation of the Korean Won and a $0.4 billion unfavorable adjustment for over hedged derivatives and termination of hedge accounting treatment for certain cash flow hedge instruments; (2) a $0.6 billion decrease in overall GM Daewoo sales as volume declined driven by the global financial crisis; (3) a $0.4 billion net price decrease primarily due to unfavorable pricing related to Opel Antara exports at GM Daewoo; offset by (4) a $0.6 billion favorable effect of Foreign Currency Translation, primarily related to the Euro and Australian Dollar.

Automotive Cost of Sales

In the year ended 2008 Automotive cost of sales decreased by $1.0 billion (or 5.4%) due to a $0.5 billion decrease in GM Daewoo overall volumes and a $0.5 billion net favorable effect of Foreign Currency Translation, which includes a $0.7 billion favorable effect from Korean Won depreciation, partially offset by a $0.2 billion unfavorable effect from Australian Dollar appreciation.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive cost of sales rate increased due to the reduction in structural costs included in Automotive cost of sales not fully offsetting the decline in revenue.

Selling, General and Administrative Expense

In the year ended 2008 Selling, general and administrative expense increased by $150 million (or 10.2%) primarily due to GM Daewoo expansion in Russia and other European markets, which resulted in higher administrative and other expenses of $81 million and marketing and selling expenses of $69 million.

Automotive Interest and Other Income (Expense), Net

In the year ended 2008 Automotive interest and other income (expense), net decreased by $95 million due to decreased interest income of $132 million and a $12 million non-recurring loss in 2008 for the sale of our equity stake in Suzuki, which fully disposed of our remaining 3.7% ownership. These decreases were partially offset by $48 million of lower interest expense at GM Daewoo and GM Holden.

Equity Income, Net of Tax

In the year ended 2008 Equity income, net of tax decreased by $0.1 billion (or 27.5%) due to lower earnings at SGM driven by a volume decrease, mix deterioration and higher sales promotion expenses. This was partially offset by higher earnings at SGMW driven by a volume increase.

Minority Interests, Net of Tax

In the year ended 2008 Minority interests, net of tax decreased by $0.4 billion (or 128.2%) due to lower income at GM Daewoo.

2007 Compared to 2006

Industry Vehicle Sales

In the year ended 2007 industry vehicle sales in the Asia Pacific region increased by 1.5 million vehicles (or 7.7%) due to strong growth in China and India. In 2007, industry sales increased by 1.4 million vehicles (or 19.5%) in China, increased by 240,000 vehicles (or 13.7%) in India and increased by 87,000 vehicles (or 9.1%) in Australia. The growth from these markets more than offset a decline of 385,000 vehicles (or 6.7%) in Japan. China’s vehicle market remained strong in 2007 and increased to 8.5 million vehicles in 2007, compared to 7.1 million vehicles in 2006. GMAP continued to capitalize on the demand in the China passenger and light commercial vehicle markets. GMAP increased its vehicle sales in the Asia Pacific region in part due to strong sales in China where volumes exceeded 1.0 million vehicles in 2007.

GMAP market share increased by 0.4 percentage points to 6.9% due to increased market share in India driven by the launch of the Chevrolet Spark and the performance of other new models in the portfolio. Although our market share in Japan did not change, our overall regional market share was favorably affected by the decline in the Japanese market. Our market share in China declined due to continued robust industry growth at a faster pace than our volume growth and more intense competition. Our market share in Australia decreased because of an industry shift to smaller vehicles, away from GM Holden’s traditional strength. This change was attributable to relatively less expensive imports from Japan and Korea and the shift by major fleet buyers to smaller vehicles. Our market share in Thailand declined due to relatively aged models then in production and the effect of political uncertainties on the industry, which had a greater adverse effect on those manufacturers with smaller market share. Our market share in South Korea also declined due to competitive pressure and product cycle, with several vehicles leaving our lineup and which were expected to be replaced in 2008 and beyond.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Total Net Sales and Revenue

In the year ended 2007 Total net sales and revenue increased by $5.3 billion (or 35.4%) due to: (1) a $3.5 billion increase in GM Daewoo export sales to a diverse global customer base, which was driven by the GM Holden Captiva/GM Daewoo Winstrom launch; (2) a $1.2 billion favorable effect of Foreign Currency Translation, primarily related to the Australian Dollar and Euro; and (3) an increase in domestic vehicle sales in the remainder of the region.

Automotive Cost of Sales

In the year ended 2007 Automotive cost of sales increased by $4.7 billion (or 34.2%) due to: (1) a 30.0% increase in GM Daewoo export volumes of $2.9 billion; (2) effect of Foreign Currency Translation primarily related to the Australian Dollar and Korean Won of $0.8 billion; and (3) higher product engineering expenses at GM Daewoo of $0.2 billion and at GM Holden of $0.1 billion.

Automotive cost of sales rate decreased due to material cost performance and efficiencies primarily in GM Daewoo.

Selling, General and Administrative Expense

In the year ended 2007 Selling, general and administrative expense increased by $0.3 billion (or 28.6%) due to higher consumer influence, sales promotion and selling expense of $0.2 billion and increased administrative and other expenses of $0.1 billion in line with the growth in business across various operations in the region.

Automotive Interest and Other Income, Net

In the year ended 2007 Automotive interest and other income, net decreased by $0.8 billion (or 96.4%) due to: (1) a non-recurring gain of $0.7 billion in 2006 for the sale of our equity stake in Suzuki, which reduced our ownership from 20.4% to 3.7%; and (2) the non-recurring gain of $0.3 billion in 2006 for the sale of our remaining investment in Isuzu.

Equity Income, Net of Tax

In the year ended 2007 Equity income, net of tax increased by $60 million (or 16.4%) due to improved performance at Shanghai GM, offset by decreased equity income due to the sale of part of our equity stake in Suzuki in 2006.

Minority Interests, Net of Tax

Minority interests, net of tax increased by $76 million (or 33.8%) due to the growth of income at GM Daewoo.

FIO Results of Operations

Our FIO business consists of our 49% share of GMAC’s operating results, which we account for under the equity method, and includes GMAC’s lines of business consisting of Automotive Finance Operations, Mortgage Operations (Residential Capital, LLC or ResCap), Insurance, and Other, which includes GMAC’s Commercial Finance business and GMAC’s equity investment in Capmark Financial Group. Also included in FIO is Other Financing, which is comprised primarily of two special purpose entities holding automotive leases previously owned by GMAC and its affiliates that we retained, and the elimination of intersegment transactions between GMA and Corporate and Other.

At December 31, 2007 we disclosed that we did not believe our investment in GMAC was impaired; however, there were many factors that significantly deteriorated since that time. Such factors included the instability of the global credit and mortgage markets, deteriorating conditions in the residential and home building markets, and credit downgrades of GMAC and ResCap.

In 2008 the global economy steadily deteriorated. The United States entered a recessionary period beginning in December 2007 as a result of instability in the credit and mortgage markets, severe declines in residential and homebuilding markets and significant volatility in the prices of oil and other commodities. In 2008, these factors continued to deteriorate and spread beyond the United

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

States initially to Western Europe and most recently to the emerging markets in South America and Asia. These economic factors initially affected consumer demand for less fuel efficient vehicles, particularly fullsize pick-up trucks and sport utility vehicles, which had been our most profitable products. The continued instability of the credit markets has resulted in an extreme lack of liquidity resulting in prominent North American financial institutions declaring bankruptcy, being seized by the FDIC or being sold at distressed valuations. More recently consumer demand for all vehicles has contracted due to a decline in the availability of financing and a significant contraction in consumer spending based on the continued recession in the United States, resulting in automobile sales at their lowest levels in 16 years.

These economic factors have negatively affected GMAC’s global automotive business as well as ResCap’s residential mortgage business, which resulted in significant losses in both businesses including higher provision for credit losses of $0.6 billion and impairment charges of $1.2 billion related to GMAC’s portfolio of Equipment on operating leases, net in 2008. An additional factor is GMAC’s need and future ability to continue to provide support to ResCap to allow it to continue to operate.

As a result of these factors, we evaluated our investment in GMAC Common and Preferred Membership Interests for possible impairment at each quarterly reporting period in 2008, and as a result recorded impairment charges related to our GMAC Common Membership Interests in the three months ended March 31, June 30, and December 31, 2008 and related to our GMAC Preferred Membership Interests in the three months ended March 31, June 30 and September 30, 2008.

The following table summarizes the impairment charges we have recorded related to our investment in GMAC Common and Preferred Membership Interests in 2008 (dollars in millions):

GMAC Common Membership Interests	$7,099
GMAC Preferred Membership Interests	1,001

Total impairment charges	$8,100

The following table summarizes the activity with respect to our investment in GMAC Common and Preferred Membership Interests:

	GMAC Common Membership Interests	GMAC Preferred Membership Interests
	(Dollars in millions)
Balance at January 1, 2008	$7,079	$1,044
Our proportionate share of GMAC’s income	916	—
Conversion of Participation Agreement into Common Membership Interests	362	—
Impairment charges	(7,099)	(1,001)
Other, primarily Accumulated other comprehensive loss	(767)	—

Balance at December 31, 2008	$491	$43

In 2008, the residual values of automobiles experienced a sudden and significant decline. Initially, the decline in residual values was isolated to fullsize pick-up trucks and sport utility vehicles as a result of a shift in consumer preference for more fuel efficient vehicles. More recently, significant declines have been experienced in passenger cars reflecting the very limited availability of financing for dealers to purchase used vehicles and a severe contraction of consumer spending prompting dealers to attempt to lower inventory levels through less purchases. These declines in residual values are the primary factor responsible for impairment charges of $1.2 billion and $0.4 billion (including an increase in intersegment residual support and risk sharing reserves) recorded by GMAC and our FIO segment, respectively, in 2008. In addition, GMNA increased its residual support and risk sharing accruals by $1.6 billion related to its obligations under agreements with GMAC. Refer to Note 27 to the notes to the consolidated financial statements.

2008 Compared to 2007

FIO reported a loss before income taxes of $7.0 billion in the year ended 2008 as compared to a loss before income taxes of $0.7 billion in 2007. Refer to the commentary below for a detailed discussion of the events and factors contributing to this change.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC reported net income of $1.9 billion in the year ended 2008, compared to a net loss of $2.3 billion in the year ended 2007. The 2008 results were primarily driven by a fourth quarter bond exchange that resulted in a $11.5 billion gain on extinguishment of debt. The gain on extinguishment of debt was partially offset by losses at its ResCap and Global Automotive Finance operations as adverse market conditions continued to persist, both domestically and internationally. Disruption within the mortgage, housing, and capital markets contributed to a lack of liquidity, depressed asset valuations, impairments on lease residual values, additional loss provisions related to credit deterioration, and lower production levels. Despite these adverse factors, GMAC’s Insurance operations remained profitable.

GMAC recognized gains on extinguishment of debt of $12.6 billion in 2008, as private debt exchange and cash tender offers generated gains of $11.5 billion in the fourth quarter of 2008; of which Other operations recognized $10.7 billion and ResCap recognized $757 million. This gain represents the difference between the carrying value of the exchanged notes and the fair value of the newly issued securities. The 2008 results also include debt extinguishment gains of $1.1 billion recognized by ResCap during the second and third quarters of 2008.

GMAC’s Global Automotive Finance operations experienced a net loss of $2.1 billion in the year ended 2008, compared to net income of $1.5 billion in the year ended 2007. The net loss in 2008 was primarily driven by impairment charges related to operating lease assets of $1.2 billion, higher provisions for credit losses due to weaker consumer and dealer performance, and valuation losses on assets held-for-sale and certain investment securities due to weaker economic conditions. Additionally, declines in new vehicle financing originations, due to tighter underwriting standards and lower industry sales, adversely affected results.

Declines in demand and used vehicle sale prices were the primary factors resulting in GMAC’s impairment charges related to operating lease assets. GMAC’s North American Automotive Finance operations recorded impairment charges of $1.2 billion and consisted of $0.8 billion related to sport utility vehicles and trucks in the United States and Canada and $0.4 billion related to its car portfolio in the United States.

GMAC’s ResCap mortgage operations experienced a net loss of $5.6 billion in the year ended 2008, compared to a net loss of $4.3 billion in the year ended 2007. ResCap’s 2008 results continued to be adversely affected by economic conditions both domestically and internationally. The mortgage and capital markets continued to experience severe stress throughout 2008 due to credit concerns and housing market contractions in the United States and the foreign markets in which ResCap operates, effectively eliminating liquidity sources. Reduced liquidity in the capital markets resulted in stricter mortgage underwriting guidelines, which when coupled with declining home prices, limited refinancing options for homeowners. Housing prices in many parts of the United States, the United Kingdom, and other international markets declined significantly in 2008, while the number of delinquent loans increased resulting in higher levels in both severity and frequency. These adverse conditions resulted in lower net interest margins, increased losses on mortgage loan sales, a decline in the fair market value of ResCap’s mortgage loans held-for-sale, and higher provision for losses in its mortgage held-for-investment and lending receivables portfolio. As these market conditions persist, these unfavorable effects on ResCap’s results of operations may continue. These negative effects were partially offset in 2008 by gains recognized on the extinguishment of debt as well as cost reductions from restructuring actions.

Net income from GMAC’s Insurance operations was $0.5 billion in each of the years ended 2008 and 2007. Net income in 2008 was positively affected by a $0.1 billion gain on the sale of GMAC’s U.S. reinsurance managing general agency, decreased insurance losses, and reduced acquisition and underwriting expenses. These positive effects were offset by higher realized investment losses that were driven by other than temporary impairments recognized on certain investment securities, losses on sales of securities, and unfavorable investment market volatility. In addition, GMAC’s Insurance operations experienced a decrease in premiums earned, U.S. auto policies serviced, and dealership-related products due to sharp declines in vehicle sales.

In the three months ended December 31, 2008, GMAC’s Insurance operations initiated an evaluation of goodwill for potential impairment. This evaluation was initiated in light of a more likely than not expectation that one of its reporting units or a significant portion of one of its reporting units would be sold. The fair value was determined using an offer provided by a willing purchaser. Based on the results of the assessment, GMAC’s Insurance operations concluded that the carrying value of one of its reporting units exceeded its fair value resulting in impairment charges of $42 million in the year ended 2008.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Net income at GMAC’s Other operations was $9.1 billion in the year ended 2008, compared to net income of $0.1 billion in the year ended 2007. The improvement in operating results was primarily due to a $10.7 billion gain resulting from the private exchange offers and cash tender offers mentioned above. This improvement in operating results was partially offset by equity investment losses and impairment charges, increased bank facility fees due to increased borrowings, other than temporary impairment recognized on certain investment securities due to adverse market conditions, as well as increased compensation and benefits expense, professional service fees, and information technology costs. GMAC’s Other operations experienced equity investment net losses of $0.2 billion in the year ended 2008, compared to net income of $0.1 billion in the year ended 2007. Additionally, in the fourth quarter of 2008, GMAC recognized impairment charges related to an equity investment of $0.6 billion. The equity investment losses and impairment charges were primarily attributed to the decline in credit market conditions and unfavorable asset revaluations.

FIO’s Other Financing reported income before income taxes of $0.2 billion in the year ended 2008 as compared to income before income taxes of $0.5 billion in 2007. The decrease in income before income taxes in the year ended 2008 relates to the planned liquidation of our portfolio of equipment on operating leases and a $0.4 billion impairment charge (including an increase in intersegment residual support and risk sharing reserves) recorded on these operating lease assets.

FIO’s loss in the year ended 2008 included the impairment charges related to our investment in GMAC Common and Preferred Membership Interests discussed above. In the year ended 2008, we recorded impairment charges of $7.1 billion related to our investment in GMAC Common Membership Interests, and impairment charges of $1.0 billion related to our investment in GMAC Preferred Membership Interests.

2007 Compared to 2006

FIO reported a loss before income taxes of $0.7 billion in the year ended 2007 compared to income before income taxes of $1.9 billion in 2006. This change was primarily due to lower operating results at GMAC in 2007. See the commentary below for a detailed discussion of the events and factors that contributed to this change in GMAC’s consolidated operating results, of which we record our proportionate share as equity income beginning in December 2006.

GMAC reported a net loss of $2.3 billion in the year ended 2007, compared to net income of $2.1 billion in the year ended 2006. These results reflect the adverse effects of the disruption in the mortgage, housing, and capital markets on ResCap and lower levels of realized capital gains by GMAC’s Insurance operations, which more than offset the performance in its Global Automotive Finance operations. ResCap results were adversely affected by domestic economic conditions, including delinquency increases in the mortgage loans held-for-investment portfolio and a significant deterioration in the securitization and residential housing markets. ResCap was also affected by a downturn in certain foreign mortgage and capital markets. The disruption of the mortgage, housing, and capital markets has contributed to a lack of liquidity, depressed asset valuations, additional loss provisions related to credit deterioration, and lower production levels.

Net income at GMAC’s Global Automotive Finance operations increased to $1.5 billion in the year ended 2007, compared to $1.2 billion in the year ended 2006. North American operations benefited during the year ended 2007, from lower interest expense and higher gains on sales and servicing fee income due to an acceleration of GMAC’s transition to an originate-to-distribute model in the United States, which resulted in higher levels of off-balance sheet securitizations and whole-loan sales.

ResCap experienced a net loss of $4.3 billion in the year ended 2007, compared to net income of $0.7 billion in the year ended 2006. In 2007, the mortgage and capital markets experienced severe stress due to credit concerns and housing market contractions in the United States. In the second half of 2007, these negative market conditions spread to the foreign markets in which ResCap’s mortgage subsidiaries operate, predominantly in the United Kingdom and continental Europe, and to the residential homebuilders domestically. The reduced accessibility to cost efficient capital in the secondary markets made the residential mortgage industry more capital intensive. The mortgage industry experienced both declining mortgage origination volumes and reduced total mortgage indebtedness due to the deterioration of the nonprime and nonconforming mortgage market. The business of acquiring and selling mortgage loans is cyclical. The market factors, including interest rates, mentioned above, contributed to the mortgage industry experiencing a downturn in this cycle in the year ended 2007.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In the year ended 2007, the global downturn in the mortgage and credit markets negatively affected the value of GMAC’s mortgage-related assets. These markets continued to experience greater volatility, less liquidity, widening of credit spreads, re-pricing of credit risk and a lack of price transparency. ResCap operated in these markets and was exposed to loans, trading securities, derivatives and lending commitments. ResCap’s accessibility to capital markets was restricted, both domestically and internationally, affecting the renewal of certain facilities and the cost of funding. These factors adversely affected ResCap’s results of operations in the year ended 2007.

As a result, GMAC conducted a goodwill impairment test of its ResCap business in the three months ended September 30, 2007. Based upon the results of their assessment, GMAC concluded that the carrying value of goodwill of its ResCap business exceeded its fair value and recognized an impairment charge of $0.5 billion. We reduced our investment in GMAC by $0.2 billion for our share of GMAC’s impairment charge and recorded a corresponding charge to Equity in loss of GMAC LLC in the year ended 2007.

Net income from GMAC’s Insurance operations was $0.5 billion in the year ended 2007, compared to $1.1 billion in the year ended 2006. The decrease in net income was primarily due to a lower level of realized capital gains.

Net income at GMAC’s Other operations was $0.1 billion in the year ended 2007, compared to a net loss of $1.0 billion in the year ended 2006. In the year ended 2006, GMAC’s Commercial Finance Group recognized a noncash charge of $0.8 billion for impairment of goodwill and other intangibles. Excluding these impairment charges, the increases in net income primarily reflected improved profitability of GMAC’s Commercial Finance Group.

FIO’s Other Financing reported income before income taxes of $0.5 billion in the year ended 2007 compared to a loss before income taxes of $0.4 billion in 2006. This increase was due to: (1) additional revenue of $2.0 billion in 2007 for two special purpose entities holding outstanding leases previously owned by GMAC, which were included in GMAC’s net income for the first 11 months of 2006; and (2) a $2.9 billion loss on the GMAC Transaction recorded in 2006. These favorable items were partially offset by: (1) a $2.5 billion decrease in depreciation expense in 2006 on GMAC’s long-lived assets classified as held for sale and; (2) a $0.3 billion increase in interest expense on lease assets.

Corporate and Other Results of Operations

	Years Ended December 31,			2008 vs. 2007 Change		2007 vs. 2006 Change
	2008	2007	2006	Amount	Percentage	Amount	Percentage
	(Dollars in millions)
Total net sales and revenue	$—	$—	$(256)	$—	—%	$256	100.0%

Automotive cost of sales	(412)	627	(365)	(1,039)	(165.7)%	992	n.m.
Selling, general and administrative expense	1,106	822	685	284	34.5%	137	20.0%
Other expenses	5,015	2,354	1,065	2,661	113.0%	1,289	121.0%

Operating loss	(5,709)	(3,803)	(1,641)	(1,906)	(50.1)%	(2,162)	(131.7)%
Automotive interest and other income (expense), net	(36)	184	453	(220)	(119.6)%	(269)	(59.4)%

Loss from continuing operations before income taxes, equity income and minority interests	(5,745)	(3,619)	(1,188)	(2,126)	(58.7)%	(2,431)	n.m.
Income tax expense (benefit)	2,458	37,129	(3,881)	(34,671)	(93.4)%	41,010	n.m.
Equity income, net of tax	2	2	3	—	— %	(1)	(33.3)%
Minority interests, net of tax	1	12	—	(11)	(91.7)%	12	—

Net income (loss)	$(8,200)	$(40,734)	$2,696	$32,534	79.9%	$(43,430)	n.m.

n.m.	= not meaningful

Corporate and Other includes certain centrally recorded income and costs, such as interest and income taxes, corporate expenditures, the elimination of intersegment transactions and costs related to pension and OPEB for Delphi retirees and retirees of other divested businesses for which we have retained responsibility. Automotive interest and other income (expense), net in 2006 includes eliminations between GMA and GMAC.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

2008 Compared to 2007

Automotive cost of sales decreased in the year ended 2008 by $1.0 billion (or 165.7%) due to a net curtailment gain of $1.2 billion associated with the finalization of the Settlement Agreement and a nonrecurring charge of $0.3 billion in 2007 for additional pension expense related to the accelerated recognition of unamortized prior service cost. The effect of these items was partially offset by a charge of $0.5 billion associated with the salaried post-65 healthcare settlement.

Selling, general and administrative expense increased in the year ended 2008 by $0.3 billion (or 34.5%) primarily due to net charges of $0.2 billion for settlement of legal issues.

Other expenses increased in the year ended 2008 by $2.7 billion (or 113.0%) due to increased charges of $3.3 billion related to the Delphi Benefit Guarantee Agreements partially offset by a 2007 nonrecurring charge of $0.6 billion for increased Delphi pension expense as a result of the 2007 National Agreement, described in “Key Factors Affecting Current and Future Results.”

Automotive interest and other income (expense), net increased in the year ended 2008 by $0.2 billion (or 119.6%) due to lower interest income of $0.3 billion, resulting from lower interest rates and cash balances, and nonrecurring favorable interest of $0.2 billion recorded in 2007 resulting from various tax related items. These items were partially offset by a gain of $0.3 billion due to ceasing hedge accounting treatment effective October 1, 2008 for our previously designated cash flow hedge derivative instruments.

Income tax expense (benefit) improved in the year ended 2008 by $34.7 billion (or 93.4%) due to the effect of recording valuation allowances of $39.0 billion against our net deferred tax assets in the United States, Canada and Germany in 2007, offset by the recording of additional valuation allowances in 2008 of $1.9 billion against our net deferred tax assets in South Korea, the United Kingdom, Spain, Australia, India, China and other jurisdictions.

In the year ended 2007, we concluded that it was more likely than not that we would not generate sufficient taxable income to realize our net deferred tax assets in the United States, Canada and Germany, either in whole or in part, and, accordingly, recorded full valuation allowances of $39.0 billion against these net deferred tax assets. This change was primarily due to a decline in actual results from our previous forecast and a significant downward revision in our near-term (2008 and 2009) financial outlook.

A full valuation allowance had historically been recorded for GM Daewoo, but several positive events occurred in 2006 that lead us to conclude that a valuation allowance was no longer necessary. Accordingly, we reversed our full valuation allowance against the net deferred tax assets in 2006. However, in 2008 we determined that it was more likely than not that we would not realize our net deferred tax assets, in whole or in part, at GM Daewoo and recorded full valuation allowances of $725 million against our net deferred tax assets at GM Daewoo.

In the year ended 2008, we determined that it was more likely than not that we would not realize our net deferred tax assets, in whole or in part, in Spain and the United Kingdom and recorded full valuation allowances totaling $379 million against our net deferred tax assets in these tax jurisdictions. Our outlook deteriorated based on our projections of the combined effects of the challenging foreign currency exchange environment, unfavorable commodity prices, and our estimate of the potential costs that may arise from the regulatory and tax environment relating to CO2 emissions in the European Union, including legislation enacted or announced in 2008.

In the year ended 2008, we also determined that it was more likely than not that we would not realize our net deferred tax assets, in whole or in part, in Australia due to the effects of the current economic downturn and our near-term and mid-term financial outlooks for these countries. As a result, we recorded full valuation allowances of $284 million against our net deferred tax assets in these tax jurisdictions.

Significant additional negative evidence arose in the year ended 2008 in the form of a corporate going concern environment and a significant decline in worldwide revenues and profits in this period and in the mid-term forecast period. As a result, we determined that it was more likely than not that we would not realize our net deferred tax assets in most jurisdictions with net deferred tax assets, even though these entities were not in a three-year adjusted cumulative loss. We established additional valuation allowances of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

$481 million against deferred tax assets of entities in Argentina, Austria, Belgium, Brazil (separate legal entity from that described above), Chile, Colombia, Ecuador, Finland, Germany (separate legal entities from that described above), Hungary, Indonesia, Ireland, Italy, Kenya, Korea (separate legal entity from that described above), Netherlands, New Zealand, Norway, Peru, Philippines, Poland, Portugal, Russia, South Africa, Switzerland, Taiwan, Turkey, Uruguay, U.S. state jurisdiction (Texas), and Venezuela.

A description of our method to determine if our deferred tax assets are realizable is included in “Critical Accounting Estimates — Deferred Taxes” later in this MD&A.

2007 Compared to 2006

Automotive cost of sales expense increased in the year ended 2007 by $1.0 billion. The increase is due to: (1) decreased expenses in 2006 resulting from a curtailment gain of $0.6 billion associated with pension and OPEB expense related to the GMAC Transaction; (2) increased pension expense of $0.3 billion in 2007 as the result of the accelerated recognition of unamortized prior service cost; and (3) $0.3 billion related to the elimination of intersegment transactions with GMAC in 2006 that are no longer eliminated in 2007 since we no longer consolidated GMAC. These increases were offset as ongoing legacy costs, consisting primarily of pension and OPEB expenses for GM and Delphi employees and retirees, decreased in 2007 by $0.1 billion due to changes in U.S. salaried pension and OPEB plans and the 2005 UAW Health Care Settlement Agreement.

Selling, general and administrative expenses increased in the year ended 2007 by $0.1 billion (or 20.0%) due to increased administrative expenses.

Other expenses increased in the year ended 2007 by $1.3 billion (or 121.0%) due to increased Delphi Benefit Guarantee Agreement related charges of $1.0 billion, a charge to pension expense of $0.6 billion for the Delphi portion of the 2007 National Agreement (described in “Key Factors Affecting Current and Future Results”) and $0.3 billion related to transactions with FIO. These increases were offset by 2006 charges of $0.6 billion related to transactions with GMAC which did not recur in 2007.

Automotive interest and other income (expense), net decreased in the year ended 2007 by $0.3 billion (or 59.4%) due to the effect of the elimination of interest expense related to GMAC in 2006, partially offset by higher interest income in 2007.

Income tax expense increased in the year ended 2007 by $41.0 billion due to the valuation allowance of $39.0 billion we recorded in 2007 against our net deferred tax assets in the U.S., Canada and Germany as described above.

Key Factors Affecting Current and Future Results

The following discussion identifies the key factors, known events and trends that have affected our current results and could affect our future results. Refer to “Liquidity and Capital Resources — Liquidity Overview” for a further discussion of our Viability Plan and the UST Loan Agreement.

GMAC — Conversion to Bank Holding Company and Related Transactions

As previously disclosed, and further described in “GMAC — Sale of 51% Controlling Interest,” in November 2006 we sold a 51% controlling interest in GMAC and retained a 49% interest, which we account for under the equity method.

The adverse domestic and international market conditions in 2008 resulted in significant losses at GMAC’s mortgage lending subsidiary, ResCap, while GMAC’s automotive finance operation experienced pressure from lower used vehicle prices and weaker consumer and dealer credit performance. As a result of the market conditions, GMAC tightened their credit standards and exited several markets, and it was difficult for ResCap to maintain adequate capital and liquidity levels.

GMAC, on behalf of their wholly-owned subsidiary GMC Financial Services, took several actions to address its liquidity issues, which included submitting an application to the Board of Governors of the Federal Reserve for approval to become a BHC under the Bank Holding Company Act of 1956, as amended. As a BHC, GMAC would have expanded opportunities for funding and access to capital, which would provide increased flexibility and stability.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

The Board of Governors of the Federal Reserve informed GMAC that it would require GMAC to implement certain actions prior to becoming a BHC, including:

•

Achieving a minimum amount of outstanding total regulatory capital (a significant portion of which would be obtained as a result of the private exchange and cash tender offers described below), including $2.0 billion of new capital from third parties or existing equity holders that will qualify as Tier 1 capital;

•	Modifying GMAC’s capital, shareholder and governance structure to be consistent with the regulatory requirements applicable to BHCs;

•	Obtaining all necessary banking regulatory approvals;

•	Modifying GMAC’s capital funding plan; and

•	Certain other actions.

In order to obtain approval to convert to BHC status, the Board of Governors of the Federal Reserve required that we and GMAC undertake certain actions or agree to certain conditions, which are described in more detail below.

GMAC Private Exchange and Cash Tender Offers

GMAC had previously initiated private exchange and cash tender offers to purchase and/or exchange certain of its and its subsidiaries’ outstanding notes. The private exchange and cash tender offers were concurrent with and predicated upon receiving approval of conversion to BHC status. Subsequent to receiving approval to become a BHC, GMAC consummated its private exchange and cash tender offers. Previously outstanding notes of $21.2 billion were validly tendered in the private exchange and cash tender offers, and GMAC subsequently issued new notes of $13.1 billion and 9% Cumulative Perpetual Preferred Stock of $2.6 billion.

GMAC Issuance of Preferred Membership Interests to the UST

In December 2008, as part of the Automotive Industry Financing Program created under the Troubled Asset Relief Program established by the UST under the Emergency Economic Stabilization Act of 2008, GMAC entered into an agreement with the UST pursuant to which GMAC issued and sold to the UST 5,000,000 units of Series D-1 Fixed Rate Cumulative Perpetual Preferred Membership Interests, having a capital amount of $1,000 per share, and a ten year warrant to purchase up to 250,000 units of Series D-2 Fixed Rate Cumulative Perpetual Preferred Membership Interests at an initial exercise price of $0.01 per unit, for an aggregate purchase price of $5.0 billion in cash. The UST subsequently exercised the warrant for 250,000 Series D-2 Fixed Rate Cumulative Perpetual Preferred Membership Interests for an aggregate exercise price of $2,500. All of the proceeds from the sale of the Series D-1 Fixed Rate Cumulative Perpetual Preferred Membership Interests are treated as Tier 1 capital for BHC regulatory purposes.

Conversion of our Participation Agreement to Common Membership Interests

In June 2008, we, along with Cerberus ResCap Financing LLC (Cerberus Fund) entered into a Participation Agreement with GMAC. The Participation Agreement provided that we would fund up to $368 million in loans made by GMAC to ResCap through a $3.5 billion secured loan facility GMAC provided to ResCap (ResCap Facility), and that the Cerberus Fund would fund up to $382 million. The ResCap Facility was to expire on May 1, 2010, and all funding pursuant to the Participation Agreement was to be done on a pro-rata basis between us and the Cerberus Fund. Through December 2008, we had funded our maximum obligation under the ResCap Facility of $368 million.

In December 2008, we and FIM Holdings, as assignee of Cerberus Fund, entered into an Exchange Agreement with GMAC. Pursuant to the Exchange Agreement, we and FIM Holdings exchanged our respective amounts funded under the Participation Agreement for 79,368 Class B Common Membership Interests and 82,608 Class A Common Membership Interests, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Purchase of Additional Common Membership Interests

In December 2008 we and FIM Holdings entered into a subscription agreement with GMAC under which we agreed to purchase additional Common Membership Interests in GMAC. The UST had committed to provide us with additional funding in order to purchase the additional Common Membership Interests in GMAC. In January 2009, we borrowed $884 million from the UST and utilized those funds to purchase 190,921 Class B Common Membership Interests of GMAC. These borrowings are secured by our Common and Preferred Membership Interests in GMAC. As part of this loan agreement, the UST has the option to convert outstanding amounts under this loan agreement into Class B Common Membership Interests on a pro-rata basis. As a result of this purchase, our interest in GMAC’s Common Membership Interests increased from 49% to 60%. Refer to Note 15 to the consolidated financial statements.

Additional Commitments to Further GMAC’s Conversion to BHC Status, Including Future Divestitures

In furtherance of GMAC’s effort to become a BHC, we have committed to the following:

•

The 190,921 Class B Common Membership Interests purchased with proceeds from the UST GMAC loan will be placed into one or more trusts (Treasury Trust), no later than March 24, 2009, of which we will be the beneficiary. The UST will have the right to appoint the trustee of the Treasury Trust, who will be independent of us and who will have the authority to vote and dispose of the Class B Common Membership Interests in the Treasury Trust;

•

We will hold 9.9% of our remaining economic interests directly, which currently consist of our Common and Preferred Membership Interests, and any excess Common Membership Interests will be placed into a trust we establish (GM Trust) no later than March 24, 2009, of which we will be the beneficiary. We will appoint the trustee of the GM Trust, who will be independent of us and subject to the approval of the Federal Reserve. The trustee of the GM Trust will have the sole authority to vote and dispose of the Common Membership Interests in the GM Trust;

•	We will reduce our ownership in GMAC, including those Common Membership Interests in the Treasury and GM Trusts, to less than 10% of the voting and total equity of GMAC by December 24, 2011; and

•

We will not exercise a controlling influence on GMAC, including agreeing not to have or seek representation on GMAC’s Board of Managers, other than for one non-voting observer, and that our blocking rights under the GMAC LLC agreement will be terminated. Additionally, we have agreed not to use our current 60% ownership of GMAC to exercise any controlling influence on GMAC, including its Board of Managers or its business activities.

Approval of Bank Holding Company Status

The application of GMAC Financial Services to become a BHC under the Bank Holding Company Act of 1956, as amended, was approved by the Board of Governors of the Federal Reserve in December 2008.

Address Healthcare/Legacy Cost Burden

Under the UST Loan Agreement, we have a limited opportunity to implement a restructuring plan to restore our long term viability. One of the conditions contained in the UST Loan Agreement is the requirement to modify the Settlement Agreement such that not less than one half of the value of each future payment to the New VEBA shall be made in the form of our common stock. As such, we have begun discussions with the UAW concerning the restructuring of the existing New VEBA’s funding to comply with the UST Loan Agreement.

2007 National Agreement

In October 2007, the 2007 National Agreement between us and the UAW and the related Retiree Memorandum of Understanding (Retiree MOU) were ratified. The 2007 National Agreement covers the wages, hours and terms and conditions of employment for

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

UAW-represented GM and covered Delphi employees. The Retiree MOU has been superseded by the Settlement Agreement executed in February 2008. The Settlement Agreement provides that responsibility for providing retiree health care will permanently shift from us to a new retiree plan funded by the New VEBA as described below. Following are the key terms and provisions of the 2007 National Agreement and the Settlement Agreement.

The 2007 National Agreement established a new wage and benefit package for new hires (Tier II Wage) in certain non-core positions including but not limited to material movement, kitting, sequencing, certain stampings and certain sub-assemblies. New hires in Tier II Wage positions will receive base wages of approximately $15 per hour versus approximately $28 per hour for existing employees.

Additionally, Tier II Wage new hires will have higher cost sharing arrangements for active healthcare coverage, a cash balance pension plan and receive a $1 per hour 401(k) contribution in lieu of a defined benefit postretirement medical benefit plan.

In addition, the agreement provides lump sum payments of $3,000 in 2007 and 3.0%, 4.0% and 3.0% of wages in 2008, 2009 and 2010, respectively, for traditional employees. We will amortize each of these lump sum payments over the 12-month period following the payment.

Settlement Agreement

In February 2008, we entered into the Settlement Agreement with the UAW and Class Counsel representing the class of UAW retirees regarding postretirement healthcare coverage. The Settlement Agreement provides that responsibility for providing retiree healthcare for UAW retirees, their spouses and dependents will permanently shift from us to the New Plan funded by the New VEBA. In July 2008, the U.S. District Court for the Eastern District of Michigan approved the Settlement Agreement. The terms of the Settlement Agreement stipulated that it would not become effective until all appeals of the July 2008 approval had been exhausted and we had completed discussions with the staff of the SEC regarding the accounting treatment for the transactions contemplated in the Settlement Agreement on a basis we believe to be reasonably satisfactory.

On September 2, 2008, which became the Final Effective Date, the judgment became final as the period to file appeals related to the U.S. District Court for the Eastern District of Michigan’s order expired, with no appeals filed. In September 2008, we determined that discussions between us and the staff of the SEC regarding the accounting treatment for the transaction contemplated by the Settlement Agreement were completed on a basis we believe to be reasonably satisfactory. Therefore, the Settlement Agreement became effective in September 2008 with an Implementation Date of January 1, 2010. As a result of the Settlement Agreement our obligation to provide retiree healthcare coverage for UAW retirees and beneficiaries will terminate as of the Implementation Date. The obligation for all retiree medical claims incurred on or after such date will be the responsibility of the New Plan and New VEBA. At that time, we will account for the establishment and funding of the New VEBA as a termination of our UAW hourly medical plan and Mitigation Plan.

As allowed by the Settlement Agreement and consented to by the Class Counsel, we are deferring $1.9 billion of payments contractually required under the Settlement Agreement to the New VEBA comprised of interest on the $4.4 billion principal amount of our 6.75% Series U Convertible Senior Debentures due December 31, 2012 (Convertible Note), annual wage payments, annual base payment and the Shortfall Payments of $165 million, one each due in 2008 and 2009 resulting from the projected insolvency of the New VEBA, as further described below. Such payments were originally required to be contributed in 2008 and 2009, and have been deferred until the Implementation Date plus an annual interest rate factor of 9.0%.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

The following table summarizes our contractual contributions to the New VEBA as required by the Settlement Agreement assuming the buyout options are not utilized and the Convertible Note is held to maturity:

	Years Ended December 31,						Total
	2009	2010	2011	2012	2013	Thereafter
	(Dollars in millions)
Cash	$—	$1,531	$1,442	$454	$466	$9,074	$12,967
Cash settlement of Short-Term Note	—	4,770	—	—	—	—	4,770
Cash payment of Convertible Note	—	926	295	4,668	—	—	5,889
Cash payment of Shortfall Payments	—	533	165	165	165	2,310	3,338

Total contractual contributions (a)	$—	$7,760	$1,902	$5,287	$631	$11,384	$26,964

(a)	Total contractual contributions include Shortfall Payments, as described below. We are contractually obligated to pay the 2008 and 2009 Shortfall Payments, with interest which have been deferred until 2010. The Shortfall Payments for 2010 and thereafter are contingent upon future annual reviews of the solvency of the New VEBA. This table does not take into consideration the $450 million payment we committed to pay directly to the New VEBA to settle a UAW claim asserted against Delphi which is contingent upon substantial consummation of Delphi’s POR.

The terms of the Settlement Agreement require us to make contributions to the New VEBA as described below:

•

We are obligated to either contribute $5.6 billion on the Implementation Date or make annual payments in varying amounts between $436 million and $3.3 billion through 2020 at our election. At any time after the Implementation Date, we will have the option to prepay all remaining payments;

•

In February 2008 we issued the $4.0 billion Short-Term Note to LBK, LLC (LBK), a Delaware limited liability company of which we are the sole member. The Short-Term Note pays interest at a rate of 9.0% and matures on or before the 20th business day after the Implementation Date. LBK will hold the Short-Term Note until maturity at which point the proceeds will be transferred to the New VEBA;

•

In February 2008 we issued the $4.4 billion Convertible Note to LBK. LBK will hold the Convertible Note until it is transferred to the New VEBA. The Convertible Note is convertible into 109 million shares of our common stock. Interest on the Convertible Note is payable semi-annually. We have deferred the payment of interest for 2008 and 2009 into 2010. Interest payments of $295 million due in 2010, 2011 and 2012, in addition to the deferred interest payments, after the Convertible Note is contributed to the New VEBA, will be made directly to the New VEBA or any other holder of the Convertible Note;

•	A remaining contribution, originally payable to the Mitigation Plan VEBA, of $1.0 billion due in 2011 to the New VEBA;

•	Other payments of $285 million to be made on the Implementation Date;

•

We may be required to contribute Shortfall Payments of $165 million per year, limited to a maximum of 20 payments, to the New VEBA if annual cash flow projections show that the New VEBA will become insolvent on a rolling 25-year basis. At any time after the Implementation Date we will have the option to prepay all remaining payments at a discount rate of 9.0%; and

•

Effective January 1, 2008, we divided the amount in the existing internal VEBA into separate bookkeeping accounts related to UAW represented employees and retirees, their eligible spouses, surviving spouses and dependents (UAW Related Account) and non-UAW represented employees and retirees, their eligible spouses, surviving spouses and dependents (Non-UAW Related Account). No amounts will be withdrawn from the UAW Related Account, including its investment returns, until the transfer of assets to the New VEBA on the Implementation Date. The UAW Related Account had a balance of $10.0 billion and the Mitigation Plan VEBA had a balance of $1.2 billion at December 31, 2008.

The minimum amount of contractual obligations that we are required to pay under the terms of the Settlement Agreement is $17.9 billion considering possible buyout options, with the maximum undiscounted amount of potential payments being $27.0 billion if all potential Shortfall Payments are made.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Refer to Note 16 to the consolidated financial statements for more details of the Settlement Agreement and related accounting and to Note 18 for additional information regarding Delphi.

2008 Special Attrition Programs and U.S. and Canada Facility Idlings

In February 2008, we entered into agreements with the UAW and the IUE-CWA regarding special attrition programs which were intended to further reduce the number of hourly employees. The 2008 UAW Special Attrition Program offered to our 74,000 UAW-represented employees consisted of wage and benefit packages for normal and voluntary retirements and buyouts for pre-retirement employees with 26 to 29 years of service. In addition to their vested pension benefits, those employees that were retirement eligible received a lump sum payment, the amount of which depended upon their job classification, that was funded from our U.S. hourly pension plan. For those employees not retirement eligible, other buyout options were offered. The terms of the 2008 IUE-CWA Special Attrition Program offered to the 2,300 IUE-CWA represented employees are similar to those offered through the 2008 UAW Special Attrition Program. As a result of the 2008 Special Attrition Programs, we recognized curtailment losses and charges for other special termination benefits in 2008 of $3.2 billion, which were recorded in Automotive cost of sales. Refer to Note 16 to the consolidated financial statements for additional details on the financial statement effects of the 2008 Special Attrition Programs.

Approximately 18,700 hourly employees elected to participate in the 2008 Special Attrition Programs, and most employees left active employment on or before July 1, 2008. The cash expenditure for the 2008 Special Attrition Programs was $0.3 billion in 2008, and we expect additional cash payments of $0.1 billion in 2009 and $0.1 billion thereafter.

IUE-CWA Agreements

In October 2008, members of the IUE-CWA ratified the closure agreement for our Moraine, Ohio facility, which is our only IUE-CWA represented facility. The agreement is contingent upon the establishment of a new healthcare plan for IUE-CWA retirees funded entirely by the IUE-CWA VEBA that would assume responsibility for providing retiree medical benefits to IUE-CWA retirees. In October 2008 we and the IUE-CWA agreed in principle to a framework for establishing such a VEBA which included incremental cash payments from us as well as a non-escalating increase in pension benefits to IUE-CWA retirees to partially offset increased costs for the receipt of healthcare benefits in retirement. The proposed framework included, among other things, requirements that the IUE-CWA and we reach a settlement agreement with a class of IUE-CWA retirees and that any such settlement agreement receive court approval. Due to unprecedented declining economic circumstances leading to our obtaining the UST Loan Facility, however, we were unable to formally consummate an agreement with the IUE-CWA that would have permitted the parties to proceed with class-wide settlement negotiations. Included among the terms of the UST Loan Agreement is a prohibition against increasing any pension benefits that were not in effect under the terms of a pension plan on December 31, 2008, which appears to restrain us from including pension increases as part of our negotiations. Other terms of the UST Loan Agreement call into question the composition of the incremental payments we would pay. We are continuing to work with the IUE-CWA toward reaching an agreement within the parameters established by the UST.

In light of these contingencies, no recognition to the effect of the IUE-CWA VEBA agreement has been made in our consolidated financial statements.

Under the terms of the agreement our obligation to provide retiree healthcare coverage for IUE-CWA retirees and beneficiaries will terminate on January 1, 2012. The obligation for retiree medical claims incurred thereafter will be the responsibility of the IUE-CWA VEBA. Funding for the IUE-CWA VEBA will begin after the final effective date of January 1, 2012.

As part of the closure agreement that we reached with the IUE-CWA in October 2008, we agreed to certain pension benefit enhancements, patterned off of the 2008 UAW Settlement Agreement, for both current and future IUE-CWA retirees. The cost associated with the pension benefit enhancement is $255 million. This amount was recorded as expense in the three months ended December 31, 2008 which is consistent with the period of future economic benefit due to the closure of the Moraine, Ohio facility during the three months ending December 31, 2008.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

As a result of the closure of the Moraine facility, we accelerated substantially all of the IUE-CWA retiree healthcare plan’s negative prior service cost resulting in a $257 million curtailment gain during the three months ended December 31, 2008.

Salaried Retiree Benefit Plan Changes

In July 2008, we amended our U.S. salaried retiree medical and pension plans, effective January 1, 2009, to eliminate healthcare coverage for U.S. salaried retirees over age 65. Upon reaching age 65, affected retirees and surviving spouses will receive a pension increase of $300 per month to partially offset the retiree’s increased cost of Medicare and supplemental healthcare coverage.

Salaried Workforce Reductions and Other Salaried Benefit Program Modifications

In September 2008, we extended voluntary early retirement offers under our Salaried Window Program to certain of our U.S. salaried employees as part of our July 15, 2008 plan to reduce salary related costs. At December 31, 2008, 3,700 employees had irrevocably accepted the Salaried Window Program.

In October 2008, we announced that we would initiate involuntary separations in some areas of the business to achieve the targeted personnel reduction levels. We are still in the process of assessing the size and effect of these reductions, and, at December 31, 2008, involuntary terminations had not been initiated, and no amount has been accrued for these terminations.

In October 2008, we announced changes to certain U.S. and Canadian salaried employee benefit programs including, most significantly, the suspension of the Matching Contribution for the Savings Stock Purchase Plan effective November 1, 2008 and other reimbursements such as contributions for tuition assistance and other reimbursement programs effective January 1, 2009. We estimate these actions will reduce annual cash spending and expense by $131 million per year.

Delphi Bankruptcy

Background

In October 2005, Delphi filed a petition for Chapter 11 proceedings under the U.S. Bankruptcy Code for itself and many of its U.S. subsidiaries. Delphi’s financial distress and Chapter 11 filing posed significant risks to us for two principal reasons: (1) our production operations rely on systems, components and parts provided by Delphi, our largest supplier, and could be substantially disrupted if Delphi rejected its supply agreements with us or its labor agreements and thereby affected the availability or price of the required systems, components or parts; and (2) in connection with our 1999 spin-off of Delphi, we provided limited guarantees of pension and OPEB benefits for hourly employees represented by the UAW, the IUE-CWA, and the USW who were transferred to Delphi pursuant to the Benefit Guarantee Agreements, which could have been triggered in connection with the Chapter 11 proceedings.

Since the filing, we have continued to work with Delphi, its unions and other interested parties to negotiate a satisfactory resolution to Delphi’s Chapter 11 restructuring process, including several interim agreements and the labor and settlement agreements discussed below.

Labor Settlements

In June 2007, we entered into a memorandum of understanding with Delphi and the UAW (Delphi UAW MOU) which included terms relating to the consensual triggering of the UAW Benefit Guarantee Agreement as well as additional terms relating to Delphi’s restructuring. Under the Delphi UAW MOU we also agreed to pay for certain healthcare costs of Delphi retirees and their beneficiaries in order to provide a level of benefits consistent with those provided to our retirees and their beneficiaries from the Mitigation Plan VEBA, which was formed pursuant to the Delphi UAW MOU. We also committed to pay $450 million to settle a UAW claim asserted against Delphi, which the UAW has directed us to pay directly to the Mitigation Plan VEBA or New VEBA, depending upon the timing of the payment. This amount is to be paid upon substantial consummation of a Delphi POR consistent with the Delphi UAW MOU and which incorporates, approves, and is consistent with the comprehensive settlement agreement between Delphi and us.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In August 2007, we also entered into memorandums of understanding with Delphi and the IUE-CWA (Delphi IUE-CWA MOU) and with Delphi and the USW (USW MOU). The terms of the Delphi IUE-CWA MOU and the USW MOUs are similar to the Delphi UAW MOU with regard to the consensual triggering of the Benefit Guarantee Agreements.

Delphi-GM Settlement Agreements

In September 2007, as amended in October and December 2007, we entered into the Delphi-GM Settlement Agreements consisting of the Global Settlement Agreement, as amended (GSA) and the Master Restructuring Agreement, as amended (MRA). The GSA was intended to resolve outstanding issues between Delphi and us that have arisen or may arise before Delphi’s emergence from Chapter 11. The MRA was intended to govern certain aspects of our ongoing commercial relationship with Delphi. The memoranda of understandings discussed in the preceding paragraphs were incorporated into these agreements.

In September 2008 we amended the terms of the GSA (Amended GSA) and MRA (Amended MRA) (collectively, Amended Delphi-GM Settlement Agreement). As a part of the negotiations with Delphi regarding the Amended Delphi-GM Settlement Agreements we also entered Implementation Agreements with the UAW, IUE-CWA and the USW. These Implementation Agreements addressed the transfer of pension assets and liabilities under 414(1) of the IRS Code, and the triggering on the basis set forth in the Implementation Agreements of the “Term Sheet — Delphi Pension Freeze and Cessation of OPEB, and GM Consensual Triggering of Benefit Guarantee” negotiated with the respective unions in 2007, and the release by the unions, their members and their retirees of Delphi and us from claims related to such matters. In September 2008, the Bankruptcy Court entered an order approving the Amended Delphi-GM Settlement Agreements and the Implementation Agreements, which then became effective on September 29, 2008.

In addition, the more significant items contained in the Amended Delphi-GM Settlement Agreements included our commitment to:

•

Reimburse Delphi for its costs to provide OPEB to certain of Delphi’s hourly retirees from December 31, 2006 through the date that Delphi ceases to provide such benefits and we will assume responsibility for OPEB going forward;

•	Reimburse Delphi for the normal cost of credited service in Delphi’s pension plan between January 1, 2007 and the date its pension plans are frozen;

•

First Hourly Pension Transfer — Transfer, under IRS Code Section 414(l), net liabilities of $2.1 billion from the Delphi hourly rate employee pension plan (Delphi HRP) to our U.S. hourly pension plan on September 29, 2008;

•

Second Hourly Pension Transfer — Transfer the remaining Delphi HRP net liabilities, which are estimated to be $3.2 billion at December 31, 2008, upon Delphi’s substantial consummation of its POR that provides for the consideration to be received by us (as described below) and is consistent with other terms of the Amended Delphi-GM Settlement Agreements. Actual amounts of the Second Hourly Pension Transfer will depend on, among other factors, the valuation of the pension liability at the transfer date, the proportion of the obligation assumed by the PBGC and performance of pension plan assets;

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

•

Labor Cost Subsidy — Reimburse certain U.S. hourly labor costs incurred to produce systems, components and parts for us from October 1, 2006 through September 14, 2015 at certain U.S. facilities owned or to be divested by Delphi;

•

Production Cash Burn Support — Reimburse Delphi’s cash flow deficiency attributable to production at certain U.S. facilities that continue to produce systems, components and parts for us until the facilities are either closed or sold by Delphi;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•	Facilitation Support — Pay Delphi $110 million in both 2009 and 2010 in quarterly installments in connection with certain U.S. facilities owned by Delphi;

•	Temporarily accelerate payment terms for Delphi’s North American sales to us upon substantial consummation of its POR, until 2012;

•

Reimburse Delphi beginning January 1, 2009, for actual cash payments related to workers compensation, disability, supplemental employment benefits and severance obligations for all current and former UAW-represented hourly active and inactive employees; and

•	Guarantee a minimum recovery of the net working capital that Delphi has invested in certain businesses held for sale.

Delphi agreed to provide us or our designee with an option to purchase all or any of certain Delphi businesses for one dollar if such businesses have not been sold by certain specified deadlines. If such a business is not sold either to a third party or to us or any affiliate pursuant to the option by the applicable deadline, we (or at our option, an affiliate) will be deemed to have exercised the purchase option, and the unsold business, including materially all of its assets and liabilities, will automatically transfer to the GM buyer. Similarly, under the Delphi UAW MOU if such a transfer has not occurred by the applicable deadline, responsibility for the affected UAW hourly employees of such an unsold business would automatically transfer to us or our designated affiliate.

The Amended GSA also resolves all claims in existence as of the effective date of the Amended Delphi-GM Settlement Agreements (with certain limited exceptions) that either Delphi or we have or may have against the other, including Delphi’s motion in March 2006 under the U.S. Bankruptcy Code to reject certain supply contracts with us. The Amended GSA and related agreements with Delphi’s unions release us and our related parties, as defined, from any claims of Delphi and its related parties, as defined, as well as any employee benefit related claims of Delphi’s unions and hourly employees. Also pursuant to the Amended GSA, we have released Delphi and its related parties, as defined, from claims by us or our related parties, as defined.

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

The ultimate value of any consideration that we may receive is contingent on the fair value of Delphi’s assets in the event Delphi fails to emerge from bankruptcy or upon the fair market value of Delphi’s securities if Delphi emerges from bankruptcy.

Delphi POR

The Bankruptcy Court entered an order in January 2008 confirming Delphi’s POR. In April 2008, Delphi announced that although it had met the conditions required to substantially consummate its POR, including obtaining $6.1 billion in exit financing, Delphi’s plan investors refused to participate in the closing of the transaction contemplated by the POR, which was commenced but not completed because of the plan investors’ position. We continued to work with Delphi and its stakeholders on Delphi’s efforts to

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

emerge from bankruptcy, including the implementation of the Amended Delphi-GM Settlement Agreements. In October 2008 Delphi filed a modified POR, which contemplated Delphi obtaining $3.8 billion in exit financing to consummate its modified POR.

Delphi Advance Agreement

In May 2008, we agreed to advance up to $650 million to Delphi in 2008, which was within the amounts we would have owed under the Delphi-GM Settlement Agreements had Delphi emerged from bankruptcy in April 2008. In August 2008 we entered into a `new agreement to advance up to an additional $300 million. This increased the amount we agreed to advance to $950 million in 2008, which was within the amounts we would owe under the Delphi-GM Settlement Agreements if Delphi was to emerge from bankruptcy in December 2008. Upon the effectiveness of the Amended Delphi-GM Settlement Agreements, the original $650 million advance agreement matured, leaving a $300 million advance agreement. Further, in October 2008, subject to Delphi obtaining an extension or other accommodation of its debtor-in-possession financing through June 30, 2009, we agreed to extend the $300 million advance agreement through June 30, 2009 and to temporarily accelerate our North American payables to Delphi in the three months ended June 30, 2009, which is expected to result in additional liquidity to Delphi of $100 million in each of April, May and June of 2009. In December 2008, Delphi reached an accommodation with its lender through June 30, 2009 and we agreed to change the commencement date of the temporary acceleration of our North American payables to Delphi from April 2009 to March 2009. The temporary acceleration of payment terms, which was to occur upon substantial consummation of Delphi’s POR under the Amended Delphi-GM Settlement Agreements, was also subject to Delphi’s actual liquidity requirement. In January 2009, we agreed to immediately accelerate $50 million in advances towards the temporary acceleration of our North American payables. In February 2009, we agreed to increase the advance agreement commitment from $300 million to $350 million, to become effective on March 24, 2009, subject to approval by the UST under the terms of our UST Loan Agreement. In March 2009, we agreed to the increase in the advance agreement commitment from $350 million to $450 million, to become effective on March 24, 2009, subject to; (1) our Board approval; (2) UST approval under the terms of the UST Loan Agreement; (3) Bankruptcy Court approval of increase in advance agreement; and (4) the achievement of certain milestones in the Steering Option Exercise Agreement (described below), including, but not limited to, Bankruptcy Court approval of the Steering Option Exercise Agreement and execution of definitive agreements for the sale of the Global Steering business to us. Through March 4, 2009, we have advanced $245 million under this agreement. There are no assurances that Delphi will be able to repay the amounts advanced.

Steering Option Exercise Agreement

In March 2009, we reached preliminary agreement with Delphi on terms for us to acquire Delphi’s Global Steering Business as provided for in the Amended Delphi-GM Settlement Agreements. The Option Exercise Agreement is subject to our Board approval, UST approval and Bankruptcy Court approval.

We continue to work with Delphi and its stakeholders on Delphi’s efforts to emerge from bankruptcy.

Risks if Delphi Cannot Emerge From Bankruptcy

If Delphi is not successful in emerging from bankruptcy, we could be subject to some of the risks that we have reported since Delphi’s 2005 bankruptcy filing. For example, we may not be able to obtain the systems, components and parts that Delphi currently supplies to us. This could materially disrupt our operations including production of certain of our vehicles. In addition, although we would still receive an administrative claim for the First Hourly Pension Transfer, we may not receive any recovery on this claim and we would not receive any preferred stock as set forth in the Amended GSA.

GMAC — Sale of 51% Controlling Interest

In November 2006, we completed the GMAC Transaction, which was the sale of a 51% controlling interest in GMAC for a purchase price of $7.4 billion to FIM Holdings. We retained a 49% interest in GMAC’s Common Membership Interests. In addition, FIM Holdings purchased 555,000 of GMAC’s Preferred Membership Interests for a cash purchase price of $500 million and we purchased 1,555,000 Preferred Membership Interests for a cash purchase price of $1.4 billion. In November 2007, FIM Holdings converted 555,000 of its Preferred Membership Interests into Common Membership Interests and we converted 533,236 of our

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Preferred Membership Interests into Common Membership Interests, so that our percentage ownership of the Common Membership Interests remained unchanged, although subsequent to these conversions we are the sole holders of this series of Preferred Membership Interests.

GMAC may be required to make certain quarterly cash distributions to us based upon the Preferred Membership Interests we hold. These Preferred Membership Interests are issued in units of $1,000 and accrue a yield at a rate of 10% per annum and are non-cumulative. The GMAC Board of Managers may reduce any distribution to the extent required to avoid a reduction of the equity capital of GMAC below a minimum amount of equity capital equal to the net book value of GMAC at November 30, 2006, and may reduce or suspend any distribution under certain circumstances.

As part of the GMAC Transaction, we retained an option, for ten years after the closing date, to repurchase from GMAC certain assets related to the automotive finance business of the North American Operations and International Operations of GMAC. As part of GMAC’s conversion to BHC status, the call option was terminated.

Liquidity and Capital Resources

Liquidity Overview

We have incurred significant losses from 2005 through 2008, attributable to operations and to restructurings and other charges such as support for Delphi, our share of GMAC’s losses, impairments of our investments in GMAC and charges related to future cost cutting measures. We have managed our liquidity during this time through a series of cost reduction initiatives, capital markets transactions and sales of assets. However, the global credit market crisis has had a dramatic effect on our industry. In the second half of 2008, the increased turmoil in the mortgage and overall credit markets (particularly the lack of financing to buyers or lessees of vehicles), the continued reductions in U.S. housing values, the volatility in the price of oil, the recession in the United States and Western Europe and the slowdown of economic growth in the rest of the world created a substantially more difficult business environment. The ability to execute capital markets transactions or sales of assets was extremely limited, and vehicle sales in North America and Western Europe contracted severely as the pace of vehicle sales in the rest of the world slowed. Our liquidity position, as well as our operating performance, was negatively affected by these economic and industry conditions and by other financial and business factors, many of which are beyond our control. These conditions have not improved through January 2009, with sales of light vehicles for the U.S. industry falling to 657,000 units, or a seasonally adjusted rate of 9.9 million units, which was the lowest level for January since 1982. We do not believe it is likely that these adverse economic conditions, and their effect on the automotive industry, will improve significantly in 2009, notwithstanding the unprecedented intervention by governments in the United States and other countries in the global banking and financial systems.

In the year ended 2008, we had consolidated negative operating cash flow of $12.1 billion compared with positive operating cash flow of $7.7 billion in the year ended 2007, and our available liquidity decreased to $14.0 billion at December 31, 2008 from $27.3 billion at December 31, 2007. Operating cash flow was unfavorably affected primarily by losses in GMNA and GME due to a significant working capital deterioration as a result of lower sales volumes. Our available liquidity deteriorated by $13.3 billion primarily due to negative operating cash flow and other items such as payments to Delphi of $1.4 billion in connection with the GSA and the MRA and cash restructuring expenditures of $1.2 billion partially offset by borrowings on our secured revolver and proceeds from our U.S. government loan as described below.

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

In 2008, we announced a plan for a combination of operating and related initiatives (2008 Cash Initiatives), as well as asset sales and capital market activities, both to conserve cash and to generate incremental cash flows in a total amount of up to $20.0 billion. Certain of the 2008 Cash Initiatives, particularly asset sales and capital market activities, will be very challenging given the current business and credit market environments. Moreover, the full effect of many of these actions will not be realized until the second half of 2009 or later, even if they are implemented successfully.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Due to the sudden and rapid decline of our industry and sales, we determined in the three months ended December 31, 2008 that, despite the far reaching actions initiated to restructure our U.S. business, we would be unable to pay our obligations in the normal course of business in 2009 or service our debt in a timely fashion, which required the development of a new plan that depended on financial assistance from the U.S. Government. On December 31, 2008, we entered into the UST Loan Agreement with the UST pursuant to which the UST agreed to provide us with a $13.4 billion UST Loan Facility. We borrowed $4.0 billion under the UST Loan Facility on December 31, 2008, an additional $5.4 billion on January 21, 2009 and $4.0 billion on February 17, 2009. As a condition to obtaining the UST Loan Facility, we agreed to achieve certain restructuring targets within designated time frames as more fully described in “Recent Developments.”

Pursuant to the terms of the UST Loan Facility and as described more fully in “Recent Developments,” we submitted to the UST on February 17, 2009 our Viability Plan. In order to execute the Viability Plan, we have requested U.S. Government funding of $22.5 billion to cover our baseline liquidity debt funding requirements comprised of the initial $18.0 billion requested in our December 2, 2008 downside scenario plus an additional $4.5 billion to reflect changes in various assumptions subsequent to the December 2, 2008 submission and $30.0 billion to cover our downside sensitivity liquidity requirements. We have proposed, as an alternative to debt funding that the funding could be met through a combination of a secured term loan of $6.0 billion and preferred equity of $16.5 billion under a Viability Plan baseline scenario representing an increase of $4.5 billion over our December request and $9.1 billion incremental to the $13.4 billion outstanding at February 28, 2009. We have suggested to the UST that the current amount outstanding under the UST Loan Facility of $13.4 billion plus an additional $3.1 billion of the amount to be requested in 2009 could be provided in the form of preferred stock. We believe this structure would provide the necessary medium-term funding we need and provide a higher return to the UST, commensurate with the higher returns the UST receives on other preferred stock investments in financial institutions. Under a Viability Plan downside sensitivity scenario, an additional $7.5 billion of funding would be required, which we have requested in the form of a secured revolving credit facility. The collateral used to support the current $13.4 billion UST Loan Facility would be used to support the proposed $7.5 billion secured revolving credit facility and the $6.0 billion term loan. Our Viability Plan also assumes loans of $7.7 billion of DOE Loans from the DOE. Our baseline industry vehicle sales forecast for 2009 is 10.5 million total vehicles in the United States and 57.5 million vehicles globally. Our market share forecast for 2009 is 22% in the United States and 12% globally. In 2009, our baseline liquidity forecast reflects $2.0 billion of funding from the UST in March 2009 and an additional $2.6 billion in April 2009 in addition to the $13.4 billion received to date; a net $2.3 billion from other non-U.S. governmental entities; the receipt of $2.0 billion in DOE Loans; and the sale of certain assets for net proceeds of $1.5 billion. This funding and additional amounts described above is required to provide the necessary working capital to operate our business until the global economy recovers and consumers have available credit and begin purchasing automobiles at more historical volume levels. In addition, the Viability Plan is dependent on our ability to execute the bond exchange and VEBA modifications contemplated in our submissions to UST and our ability to achieve the revenue targets and execute the cost reduction and other restructuring plans. We currently have approximately $1 billion of outstanding Series D convertible debentures that mature on June 1, 2009. Our funding plan described above does not include the payment at maturity of the principal amount of these debentures. If we are unable to restructure the Series D convertible debentures prior to June 1, 2009, or otherwise satisfactorily address the payment due on June 1, 2009, a default would arise with respect to payment of these obligations, which could also trigger cross defaults in other outstanding debt, thereby potentially requiring us to seek relief under the U.S. Bankruptcy Code.

In addition to the request for additional funding from the UST included in our Viability Plan, we have requested financial support from the following governments outside the United States, among others, to provide the necessary funding to operate our business in 2009:

Australia — Continued local production has become more challenging due to changes in market preferences. Together with the Australian government, we have developed a plan to bring to market a new, more fuel efficient vehicle, with project funding provided by the Australian Government in the form of permanent grants of $118 million.

Canada — The Canadian market as well as our Canadian subsidiary GM Canada are highly integrated into our overall North American strategy and operations. Approximately 90% of GM Canada’s production in 2008 was exported outside of Canada, primarily to the U.S. Approximately 88% of GM Canada’s domestic sales were imports from our U.S. operations. The recent unprecedented industry volume downturn in North America, coupled with a gap in cost competitiveness related to both active employees and retirees, have accelerated the need to restructure our Canadian operations in order to achieve long-term viability. We

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

are in discussions with the Canadian Federal and Ontario Provincial Governments to secure long-term financial assistance to execute the necessary restructuring actions for long-term viability. In addition, we are in discussion with the CAW union to reduce labor costs to competitive levels, and the CAW has committed to achieving an hourly cost structure that is consistent with what we ultimately negotiate with the UAW. Our discussions with the Canadian Federal and Ontario Provincial Governments have been based on the principle of maintaining proportionate levels of manufacturing in Canada and GM Canada receiving long-term financial assistance proportional to the total support provided to us by the U.S. Government.

Sweden — We have conducted a strategic review of our global Saab business and have offered it for sale. Given the urgency of stemming sizeable outflows associated with Saab operations, Saab Automobile AB filed for reorganization protection under the laws of Sweden on February 20, 2009. Because we anticipate losing our controlling interest in Saab, we anticipate that we will no longer consolidate Saab beginning in the three months ending March 31, 2009 and anticipate recording a significant loss, which may be in excess of $1.0 billion on de-consolidation.

Europe — Europe is a highly competitive automotive market, is currently unprofitable for many vehicle manufacturers and has a relatively costly restructuring environment. We have engaged our European labor unions to achieve cost reductions of $1.2 billion, which include several possible closures or spin-offs of manufacturing facilities in high cost locations. In addition, we are restructuring our sales organization to become more brand focused and better optimize our advertising expenses. We are also in discussions with the German government for liquidity support to fund our operations and certain liabilities and our German subsidiary has submitted a proposed viability plan in connection with these discussions. A sustainable strategy for our European operations may include partnerships with the German government and/or other European governments.

Asia-Pacific — Lower GDP and industry volume outlooks have prompted reconsideration of the pace of our capacity expansion plans in India, which had been planned to be self-funded. In addition, two sizeable manufacturing expansion projects in Thailand — for tooling and assembly of a new midsized pickup model, and for a diesel engine facility — are no longer feasible without support from the Government of Thailand and local banks, or other partners, and are suspended indefinitely.

We are currently engaged in negotiations with the UAW and counsel for the class of GM retirees and their respective advisors to pursue modifications to the Settlement Agreement in accordance with the requirements of the UST Loan Agreement. Consistent with the terms of the UST Loan Agreement, we are seeking to convert at least half the value of our future payments to the VEBA to our common stock rather than cash, with the total value of our VEBA payments to not exceed the amount provided under the VEBA Settlement Agreement. Extensive due diligence regarding our current situation and future prospects and plans is now underway by the UAW, class counsel and their advisors. These parties understand that the restructuring of our VEBA obligations is a necessary component of the Viability Plan and have agreed to work toward executing an agreement to modify the VEBA Settlement Agreement by March 31, 2009. We have not yet reached any agreement to restructure the VEBA payments.

We are also currently engaged in negotiations with advisors to the unofficial committee of the unsecured bondholders to reduce our public unsecured debt through an exchange of the bonds into our equity or other appropriate means in accordance with the requirements of the UST Loan Agreement. These negotiations are ongoing, and we are committed to commencing an exchange offer by March 31, 2009 as required by the UST Loan Agreement.

In connection with the warrant provided to the UST in connection with the UST Loan Agreement and the debt to equity conversion of not less than two-thirds of our unsecured debt and the conversion of at least one-half of the value of our outstanding VEBA obligation to equity, we anticipate that new equity issued pursuant to the UST warrant, in the Bond Exchange and to the VEBA would represent substantially all of our pro forma common stock outstanding.

In addition to the 2008 Cash Initiatives, we have taken numerous actions to conserve cash and improve our liquidity. Such actions include reducing the number of salaried employees by 10,000 during 2009; reducing U.S. salaries by a range of 3% to 10% depending of their level of management; reducing benefits for salaried retirees; negotiating the suspension of the JOBS Bank program with the UAW (refer to Note 21 to the consolidated financial statements); reducing working capital requirements in our operations through reduction of inventories and other measures; and reducing capital and engineering spending through the delay or cancellation of certain product programs. We have also begun negotiations with the unions which represent certain of our employees in the United

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

States, Canada and Western Europe to further reduce our hourly labor costs. While these discussions are ongoing, we have reached a tentative agreement with the UAW, which is subject to ratification by its members, to obtain additional U.S. hourly labor cost reductions in the United States.

We also continue to actively market certain assets for sale including our HUMMER brand, our AC Delco business and a transmission facility in Strasbourg, France. However, current global economic conditions and the lack of available credit are making it difficult to complete these transactions and it is possible that we will not receive the net proceeds as contemplated in the Viability Plan.

Successful completion of the Viability Plan will require significant cash payments related to restructuring, dealer and brand rationalization and employee headcount and capacity rationalization. We currently estimate that those cash requirements are $3.5 billion in 2009 and an additional $2.3 billion through 2014. Successful completion of the Viability Plan is also dependent on our ability to continue to procure parts from Delphi and that GMAC continues to provide financing to our dealers and customers.

If we are not successful in obtaining the additional funding necessary to execute our restructuring plan as provided for in the Viability Plan, we would be required to take additional actions to continue operations. However, there can be no assurance that these actions, such as further reductions in productive capacity, hourly and salaried headcount, employee compensation and benefits, or capital expenditures and engineering spending would be sufficient to prevent the need for us to potentially seek relief through a filing under the bankruptcy laws in the United States and other jurisdictions.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in “Risk Factors,” some of which are outside our control. If the UST should not approve our Viability Plan, outstanding amounts under the UST Loan Agreement, currently $13.4 billion (plus an additional UST note of $0.7 billion and a UST GMAC Loan of $0.9 million), would become due and payable within 30 days. If that were to occur, we would be unable to repay amounts outstanding under the UST Loan Facility or other indebtedness as they come due, which would cause us to default. We would then be forced to seek waivers of any defaults or covenant breaches on our indebtedness or obligations or arrange for substitute financing, or potentially to seek relief through a filing under the U.S. bankruptcy code. Even then, there can be no assurances that we would be able to procure financing to continue operations in bankruptcy. We believe that only the U.S. government could provide such financing, directly or indirectly through guarantees. There is no assurance that we could secure a waiver in such circumstances or that we would not incur significant costs in doing so. Additionally, we have significant obligations that include cross-default provisions that could be triggered by a failure to comply with certain significant credit agreements.

Our $4.5 billion secured revolving credit facility, $1.5 billion U.S. term loan and a $125 million inventory financing facility contain covenants making the debt thereunder callable by the lenders in the event that our independent auditors include a paragraph in their report expressing substantial doubt about our ability to continue as a going concern. We have obtained waivers from the lenders, waiving their right to call the loans in connection with the report by our auditors dated March 4, 2009 containing such a paragraph. However, the waivers provide that the loans would be callable in the event that the UST does not approve the Viability Plan and the UST Loan becomes due and payable.

We are confident in our ability to execute those operating actions that are substantially within our control, including reductions in productive capacity, hourly and salaried headcount, brands, nameplates, dealers, and other spending and working capital improvements. The success of our Viability Plan, however, necessarily depends on global economic conditions and the level of automotive sales, particularly in the United States and Western Europe. Our Viability Plan also assumes that we will not be required to provide additional financial support to Delphi or GMAC beyond the levels included in the Viability Plan and that our trade suppliers will continue to conduct business with us on terms consistent with historical practice. Our suppliers might respond to an apparent weakening of our liquidity position and to address their own liquidity needs by requesting faster payment of invoices or other assurances. If this were to happen, our need for cash would be intensified and we might be unable to make payments to our suppliers as they become due. We believe supplier liquidity issues could potentially arise as soon as March 2009, as suppliers restart operations after a period of limited production in January and February 2009. These suppliers may also experience difficulties renewing their credit lines and facilities due to the tightened credit markets and their exposure to the automotive industry, including us. These suppliers may also receive going concern opinions from their auditors, which could put them in default of their own credit facilities. To address the risk that suppliers may not be able to obtain adequate liquidity to continue to supply parts to us, we have proposed that

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

the UST create a credit insurance program, or a government sponsored factoring program for our and other automotive manufacturers’ receivables. We estimate that our direct material and logistics suppliers could be eligible for up to $4.5 billion in receivables insurance through 2011 for such a program.

Even if we successfully implement the planned operating actions in the Viability Plan that are substantially within our control, our estimated liquidity will be inadequate unless we receive significant additional government funding, economic and automotive industry conditions significantly improve, we receive substantial proceeds from asset sales, we gain access to capital markets and other private sources of funding, or we take more aggressive working capital initiatives, or some combination of the foregoing. We are actively pursuing all of these possible sources of funding, but there can be no assurance that they will supply funds in amounts and timing sufficient to meet our liquidity requirements through 2009 and later periods.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is substantially dependent on the successful execution of many of the actions referred to above, on the timeline contemplated by our plans. The uncertainty of successful execution of our Viability Plan, among other factors, raises substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

This information reconciles to the consolidated statements of cash flows after the elimination of “Net investing activity with FIO” and “Net financing activity with Automotive and Other Operations” line items shown in the table below. Following are such statements for the years ended December 31, 2008, 2007 and 2006:

	Automotive and Other			FIO
	Years Ended December 31,
	2008	2007	2006	2008	2007	2006
	(Dollars in millions)
Cash flows from operating activities
Net income (loss)	$(24,545)	$(38,037)	$(3,007)	$(6,315)	$(695)	$1,029
Less income from discontinued operations	—	4,565	445	—	—	—

Loss from continuing operations	(24,545)	(42,602)	(3,452)	(6,315)	(695)	1,029
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operating activities
Depreciation, impairment and amortization expense	9,265	8,254	8,094	749	1,259	2,791
Mortgage servicing rights and premium amortization	—	—	—	—	—	1,021
Goodwill impairment	610	—	—	—	—	828
Delphi related charges	4,797	1,547	500	—	—	—
Foreign currency (gain)/loss	(1,705)	661	337	—	—	—
Loss on sale of 51% interest in GMAC	—	—	—	—	—	2,910
Impairment of investments in GMAC Common and Preferred Membership Interests	—	—	—	8,100	—	—
Undistributed earnings of nonconsolidated affiliates	189	146	(164)	(916)	147	29
Provision for credit financing losses	—	—	—	—	—	1,799
Net gains on sale of credit receivables	—	—	—	—	—	(1,256)
Net gains on sale of investment securities	—	—	—	—	—	(1,006)
OPEB expense	(2,115)	2,362	3,523	—	—	44
OPEB payments	(3,831)	(3,751)	(3,759)	—	—	(43)
VEBA/401(h) withdrawals	1,355	1,694	3,061	—	—	—
Pension expense	4,862	1,799	4,888	—	—	23
Pension contributions	(1,067)	(937)	(1,032)	—	—	—
Retiree lump sum and vehicle voucher expense, net of payments	—	—	(325)	—	—	—
Net change in mortgage loans	—	—	—	—	—	(21,578)
Net change in mortgage securities	—	—	—	—	—	427
Provisions for deferred taxes	1,868	36,956	(5,002)	(705)	21	836
Change in other investments and miscellaneous assets	(257)	(202)	581	(109)	865	(1,058)
Change in other operating assets and liabilities, net of acquisitions and disposals	683	(2,800)	(3,567)	(589)	(612)	(4,945)
Other	(3,242)	2,292	1,283	853	1,103	833

Net cash provided by (used in) continuing operating activities	(13,133)	5,419	4,966	1,068	2,088	(17,316)
Cash provided by discontinued operating activities	—	224	591	—	—	—

Net cash provided by (used in) operating activities	$(13,133)	$5,643	$5,557	$1,068	$2,088	$(17,316)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

	Automotive and Other			FIO
	Years Ended December 31,
	2008	2007	2006	2008	2007	2006
	(Dollars in millions)
Cash flows from investing activities
Expenditures for property	$(7,530)	$(7,538)	$(7,500)	$—	$(4)	$(402)
Investments in marketable securities, acquisitions	(3,128)	(10,098)	(2,681)	(643)	(57)	(25,381)
Investments in marketable securities, liquidations	5,148	8,080	4,259	718	39	26,822
Net change in mortgage servicing rights	—	—	—	—	—	(61)
Increase in finance receivables	—	—	—	—	—	(1,160)
Proceeds from sale of finance receivables	—	—	—	—	—	18,374
Proceeds from the sale of 51% interest in GMAC	—	—	7,353	—	—	—
Proceeds from sale of discontinued operations	—	5,354	—	—	—	—
Proceeds from sale of business units/equity investments	232	—	1,968	—	—	8,538
Proceeds from sale of real estate, plants, and equipment	347	332	438	—	—	108
Operating leases, acquisitions	—	—	—	—	—	(17,070)
Operating leases, liquidations	—	—	—	3,610	3,165	7,039
Net investing activity with FIO	1,469	944	3,354	—	—	—
Capital contribution to GMAC	—	(1,022)	—	—	—	—
Investments in companies, net of cash acquired	(1)	(46)	(20)	—	—	(337)
Change in notes receivable	(431)	36	(39)	1	(2)	3
Change in restricted cash	(591)	6	(752)	504	17	222
Other	—	—	—	—	—	5

Net cash provided by (used in) continuing investing activities	(4,485)	(3,952)	6,380	4,190	3,158	16,700
Cash used in discontinued investing activities	—	(22)	(31)	—	—	—

Net cash provided by (used in) investing activities	(4,485)	(3,974)	6,349	4,190	3,158	16,700
Cash flows from financing activities
Net increase (decrease) in short-term borrowings	(306)	(1,297)	(259)	(3,794)	(4,452)	7,289
Borrowings on UST Loan Facility	4,000	—	—	—	—	—
Borrowings of long-term debt	5,928	2,131	1,937	—	—	77,629
Payments made on long-term debt	(1,702)	(1,403)	(97)	—	—	(92,193)
Net financing activity with Automotive and Other Operations	—	—	—	(1,469)	(944)	(3,354)
Cash dividends paid to stockholders	(283)	(567)	(563)	—	—	—
Other	—	—	—	—	—	2,487

Net cash provided by (used in) continuing financing activities	7,637	(1,136)	1,018	(5,263)	(5,396)	(8,142)
Cash provided by (used in) discontinued financing activities	—	(5)	3	—	—	—

Net cash provided by (used in) financing activities	7,637	(1,141)	1,021	(5,263)	(5,396)	(8,142)
Effect of exchange rate changes on cash and cash equivalents	(778)	316	189	—	—	176
Net transactions with Automotive and Other/FIO	163	(69)	(4,529)	(163)	69	4,529

Net increase (decrease) in cash and cash equivalents	(10,596)	775	8,587	(168)	(81)	(4,053)
Cash and cash equivalents retained by GMAC upon disposal	—	—	—	—	—	(11,137)
Cash and cash equivalents at beginning of the year	24,549	23,774	15,187	268	349	15,539

Cash and cash equivalents at end of the year	$13,953	$24,549	$23,774	$100	$268	$349

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive and Other

Available Liquidity

Automotive and Other available liquidity includes cash balances, marketable securities, and readily-available assets of our VEBAs. At December 31, 2008, available liquidity was $14.0 billion compared with $27.3 billion at December 31, 2007 and $26.4 billion at December 31, 2006. The amount of consolidated cash and marketable securities is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

Although our cost reduction initiatives have reduced our ongoing need for cash compared to prior periods, we still expect to have substantial cash requirements going forward. Our future uses of cash will include, among other possible demands:

•	Costs to implement long-term cost savings and restructuring plans such as potential capacity reduction programs;

•	Continuing capital expenditures;

•	Scheduled cash contributions of $7.8 billion in 2010 for the benefit of the New VEBA for postretirement health care established pursuant to the Settlement Agreement; and

•	Continuing use of cash in our operations as a result of lower global industry sales.

As discussed previously, we are experiencing a decline in vehicle sales in the North American and Western European markets that results in an unfavorable effect on working capital. In the United States, we generally recognize revenue and collect the associated receivable shortly after production, but pay our suppliers approximately 47 days later. Accordingly, we consistently have negative working capital. During periods of declining sales and production this results in outflows of cash greater than collections of accounts receivable, as we pay suppliers for materials on which we have previously recognized revenue and collected the associated receivable. When production and sales stabilize, this effect reverses and we return to a more regular pattern of working capital changes. If the volume of our sales declines further, there will continue to be an associated negative operating cash flow effect due to working capital changes, and it could be significant. However, if the downward trend of sales were to reverse, we would experience positive operating cash flow effects attributable to a reduction in working capital.

We continue to manage our global liquidity centrally within two primary liquidity pools, specifically the U.S. cash pool and the international cash pool. This allows us to optimize funding of our global operations. At December 31, 2008, approximately 48% of our available liquidity was held in the U.S. In the year ended 2008, our U.S. liquidity position deteriorated mainly due to negative operating cash flow, payments to Delphi in connection to the Amended GSA and the Amended MRA, and restructuring charges, partially offset by borrowings on our secured U.S. credit facility and proceeds from the UST Loan Facility and withdrawals from our VEBA assets. This deterioration was particularly pronounced in 2008, due to unusually high sales allowance reserves in North America related to our switch to emphasizing cash rather than financing incentives for vehicle sales. While our U.S. operations have access to much of our overseas liquidity through intercompany arrangements, certain restrictions apply to the use of U.S. liquidity to fund our international operations under the UST Loan Agreement. The following table summarizes our global liquidity:

	December 31,
	2008	2007	2006
	(Dollars in millions)
Cash and cash equivalents	$13,953	$24,549	$23,774
Marketable securities	13	2,139	138
Readily-available VEBA assets	—	640	2,500

Available liquidity	13,966	27,328	26,412
Available under credit facilities	649	7,891	6,954

Total liquidity	$14,615	$35,219	$33,366

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Available liquidity decreased to $14.0 billion at December 31, 2008 from $27.3 billion at December 31, 2007 primarily as a result of negative operating cash flow driven by reduced production in North America and Western Europe, working capital unwind, postretirement benefit payments and cash restructuring costs, and payments to Delphi in connection with the Amended GSA and the Amended MRA, partially offset by draws on our secured revolver and proceeds from our UST Loan Facility.

Available liquidity increased to $27.3 billion at December 31, 2007 from $26.4 billion at December 31, 2006 primarily as a result of positive operating cash flow, net of a $1.0 billion contribution to the Mitigation Plan VEBA, $5.4 billion in proceeds from the sale of Allison, and cash flows received in connection with portfolios of vehicle operating leases held by FIO. This increase was partially offset by a $1.0 billion capital contribution to GMAC and a decrease in readily-available VEBA assets of $1.9 billion primarily as a result of the Settlement Agreement.

The following table summarizes our VEBA assets:

	December 31,
	2008	2007	2006
	(Dollars in millions)
Total VEBA assets	$9,969	$16,303	$17,813
Readily-available VEBA assets	$—	$640	$2,500

Total VEBA assets decreased to $10.0 billion at December 31, 2008 from $16.3 billion at December 31, 2007 due to negative asset returns and a $1.4 billion withdrawal of VEBA assets in the year ended 2008. In connection with the Settlement Agreement a significant portion of the VEBA assets have been allocated to the UAW Related Account, which will also hold the proportional investment returns on that percentage of the trust. No amounts will be withdrawn from the UAW Related Account including its investment returns from January 1, 2008 until transfer to the New VEBA. Because of this treatment, we are excluding any portion of the UAW Related Account from our available liquidity at and subsequent to December 31, 2007.

At the Implementation Date, we will be required to transfer $6.9 billion, including the deferred amounts discussed below, subject to adjustment, to the New VEBA. Further, we may either transfer an additional $5.6 billion, subject to adjustment, to the New VEBA at that time, or we may instead opt to make annual payments of varying amounts between $436 million and $3.3 billion through 2020. At any time after the Implementation Date we will have the option to prepay all remaining payments.

Total VEBA assets decreased to $16.3 billion at December 31, 2007 from $17.8 billion at December 31, 2006. The decline in VEBA assets was primarily driven by $2.7 billion of withdrawals partially offset by favorable asset returns in the year ended 2007. In connection with the Settlement Agreement, as described above, we have excluded any portion of the UAW Related Account from our available liquidity at December 31, 2007.

Credit Facilities

At December 31, 2008, we had unused credit capacity of $0.6 billion, of which $32 million was available in the U.S., $0.1 billion was available in other countries where we do business and $0.5 billion was available in our joint ventures. The components of our available credit and unused credit capacity are discussed in the following paragraphs.

We have a $4.5 billion standby revolving credit facility with a syndicate of banks, which terminates in July 2011. At December 31, 2008, $4.5 billion was outstanding under the credit revolver. In addition to the outstanding amount at December 31, 2008, there were $10 million of letters of credit issued under the credit facility. Under the $4.5 billion secured facility, borrowings are limited to an amount based on the value of the underlying collateral. In addition to the $4.5 billion secured line of credit, the collateral also secures certain lines of credit, automated clearinghouse and overdraft arrangements, and letters of credit provided by the same secured lenders, of $0.2 billion. In the event of work stoppages that result in the loss of a certain level of production, the secured facility would be temporarily reduced to $3.5 billion. At December 31, 2008, we had $5 million available under this facility.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In August 2007, we entered into a revolving credit agreement expiring in August 2009 that provides for borrowings of up to $1.0 billion at December 31, 2008, limited to an amount based on the value of the underlying collateral. This agreement provides additional available liquidity that we could use for general corporate purposes, including working capital needs. The underlying collateral supported a borrowing base of $0.3 billion and $1.3 billion at December 31, 2008 and 2007, respectively. At December 31, 2008, $0.3 billion was outstanding under this agreement, leaving $13 million available.

In November 2007 we renewed a revolving secured credit facility that would provide borrowings of up to $0.3 billion. Under the facility, borrowings are limited to an amount based on the value of underlying collateral, which consists of a portion of our company vehicle fleet. At December 31, 2008 the underlying collateral supported a borrowing base of $0.1 billion. The amount borrowed under this program was $0.1 billion, leaving $3 million available at December 31, 2008.

In September 2008, we entered into a one-year revolving on-balance sheet securitization borrowing program that provides financing of up to $0.2 billion. The program replaced an off-balance sheet trade receivable securitization facility that expired in September 2008. This new facility is in addition to an existing on-balance sheet securitization borrowing program that provides financing of up to $0.5 billion. As a part of these programs certain trade accounts receivables related to vehicle sales are isolated in wholly-owned bankruptcy-remote special purpose entities, which in turn pledge the receivables to the lending institutions. The receivables pledged are not reported separately from other trade accounts receivables. The amount of receivables pledged and amounts borrowed under these programs were $0.6 billion and $0.5 billion, respectively. The pledged receivables are reported in Accounts and notes receivable, net and borrowings are reported as Short-term borrowings.

In addition, our consolidated affiliates with non-GM minority shareholders, primarily GM Daewoo, have a combined $0.5 billion in undrawn committed facilities.

Cash Flow

Operating Activities

For the year ended 2008, Automotive and Other had negative cash flow from continuing operating activities of $13.1 billion on a net loss from continuing operations of $24.5 billion. That result compares with positive cash flow from continuing operating activities of $5.4 billion and net loss from continuing operations of $42.6 billion in 2007. Operating cash flow was unfavorably affected primarily by lower volumes and the resulting losses in North America and Western Europe, the resulting effect that these lower production volumes had on working capital balances, and postretirement benefit payments. Due to continued deterioration in economic conditions, we anticipate substantial negative cash flow from operations in the first quarter of 2009.

For the year ended 2007, Automotive and Other had positive cash flow from continuing operating activities of $5.4 billion on a net loss from continuing operations of $42.6 billion. That result compares with positive cash flow from continuing operating activities of $5.0 billion on a net loss from continuing operations of $3.5 billion in 2006. Operating cash flow in the year ended 2007 included withdrawals of $2.7 billion from our VEBA assets for our OPEB plans for reimbursement of retiree healthcare and life insurance benefits provided to eligible plan participants. Operating cash flow was unfavorably affected by cash expenditures of $0.9 billion related to the GMNA restructuring initiative, $0.4 billion related to the GME restructuring initiative and $0.3 billion related to Delphi’s restructuring activities, for which the charges were recorded in 2003 through 2006.

Investing Activities

For the year ended 2008, Automotive and Other had negative cash flow from continuing investing activities of $4.5 billion compared to negative cash flow from continuing investing activities of $4.0 billion in 2007. The deterioration in negative cash flow from continuing investing activities of $0.5 billion primarily relates to: (1) the absence of cash proceeds of $5.4 billion from the sale of Allison in 2007; and (2) a $2.9 billion decrease in the liquidation of marketable securities, which primarily consist of sales, and maturities of highly liquid corporate, U.S. government, U.S. government agency and mortgage backed debt securities used for cash management purposes. These decreases were partially offset by: (1) a $7.0 billion decrease in acquisitions of marketable securities; and (2) a $1.0 billion capital contribution to GMAC to restore GMAC’s adjusted tangible equity balance to the contractually required levels in 2007.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

For the year ended 2007, Automotive and Other had negative cash flow from continuing investing activities of $4.0 billion compared to positive cash flow from continuing investing activities of $6.4 billion in 2006. The decrease in cash flow from continuing investing activities of $10.4 billion relates to: (1) $4.0 billion decrease in net proceeds on sales of our investments in our business units, primarily $7.4 billion related to our 51% interest in GMAC and other sales of $2.0 billion in 2006, offset by $5.4 billion related to Allison, our discontinued operations in 2007; (2) $3.6 billion net decrease in cash flow from sale of marketable equity securities; and (3) $1.0 billion capital contribution to GMAC to restore GMAC’s adjusted tangible equity balance to the contractually required levels in 2007.

Capital expenditures of $7.5 billion in each of the years ended 2008 and 2007, were a significant use of investing cash in the years ended 2008 and 2007. Capital expenditures were primarily made for global product programs, powertrain and tooling requirements. Capital expenditures in the year ended 2006 of $7.5 billion were primarily attributable to GMNA’s ongoing investment to support new product launches.

We anticipate that capital expenditures in 2009 will decrease by approximately $2.4 billion.

Financing Activities

For the year ended 2008, Automotive and Other had positive cash flow from continuing financing activities of $7.6 billion compared to negative cash flow from continuing financing activities of $1.1 billion in 2007. The increase in cash flow from continuing financing activities of $8.7 billion relates to: (1) a $8.8 billion net increase in debt borrowings primarily related to borrowings on available credit facilities of $4.5 billion and the UST Loan Facility of $4.0 billion; (2) a $0.3 billion decrease in cash dividends paid; (3) partially offset by a $0.3 billion increase in payments on long-term debt.

For the year ended 2007, Automotive and Other had negative cash flow from continuing financing activities of $1.1 billion compared to positive cash flow from continuing financing activities of $1.0 billion in 2006. The decrease in cash flow from continuing financing activities of $2.1 billion relates to a $1.3 billion net increase in payments on long-term debt primarily related to $1.1 billion of convertible debentures that were put to us and settled for cash in 2007 and a $1.0 billion net decrease in short-term debt borrowings.

In September 2008, we entered into agreements with a qualified institutional holder of our 1.50% Series D debentures due in 2009. Pursuant to these agreements, we issued an aggregate of 44 million shares of our common stock in exchange for $0.5 billion principal amount of our Series D debentures. We entered into the agreements, in part, to reduce our debt and interest costs, increase our equity, and thereby, improve our liquidity. We did not receive any cash proceeds from the exchange of our common stock for the Series D debentures, which have been retired and cancelled. As a result of this exchange, we recorded a settlement gain of $19 million in the year ended 2008.

In 2007, we issued $1.5 billion principal amount of Series D debentures. The Series D debentures were issued at par with interest at a rate of 1.5%, and may be converted at the option of the holder into common stock up to and including the second business day prior to the maturity date based on an initial conversion rate of .6837 shares per $25.00 principal amount of debentures, which represents an initial conversion price of $36.57 per share. The Series D debentures provide that we will satisfy our conversion obligation by paying cash up to the aggregate principal amount in cash, and the remainder in cash or common stock or any combination of cash and common stock at our option. In connection with the issuance of the Series D debentures, we purchased a convertible note hedge of the convertible debentures in a private transaction. The convertible note hedge is expected to reduce the potential dilution with respect to our common stock upon conversion of the Series D debentures, and effectively increases the conversion price to $45.71 per share. The proceeds from these debentures provided additional available liquidity that we may use for general corporate purposes, including working capital needs.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Net Debt

The following table summarizes our net debt balances:

	December 31,
	2008	2007
	(Dollars in millions)
Cash and cash equivalents	$13,953	$24,549
Marketable securities	13	2,139
Readily-available VEBA assets	—	640
Short-term borrowings and current portion of long-term debt	(15,754)	(6,047)
Long-term debt	(29,594)	(33,384)

Net debt	$(31,382)	$(12,103)

Other Liquidity Issues

We believe that it is possible that issues may arise under various other financing arrangements from our 2006 restatement of prior consolidated financial statements. These financing arrangements consist principally of obligations in connection with sale/leaseback transactions, derivative contracts, and other lease obligations, including off-balance sheet arrangements, and do not include our public debt indentures. In the current period, we evaluated the effect under these agreements of our restatements and out of period adjustments identified in the current period, including our legal rights with respect to any claims that could be asserted, such as our ability to cure. Based on our review, we believe that, although no assurances can be given as to the likelihood, nature or amount of any claims that may be asserted, amounts at December 31, 2008 subject to possible claims of acceleration, termination or other remedies requiring payments by us are not likely to exceed $3.6 billion, consisting primarily of off-balance sheet arrangements and derivative contracts. Moreover, we believe there may be economic or other disincentives for third parties to raise such claims to the extent they have them. Based on this review, we reclassified obligations from long-term debt to short-term debt of $187 million, $212 million and $257 million at December 31, 2008, 2007 and 2006, respectively. To date, we have not received any such claims and we do not anticipate receiving any such claims.

Non-Cash Charges (Gains)

We have recorded significant non-cash charges (gains) related to impairments in our investments in GMAC Common and Preferred Membership interests and other assets, our FIO segment’s portfolio of equipment on operating leases, valuation allowances against our deferred tax assets, and the remeasurement of our pension and OPEB plans.

The following table summarizes our more significant non-cash charges (gains):

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Impairment charges related to GMAC Common Membership Interests	$7,099	$—	$—
Impairment charges related to GMAC Preferred Membership Interests	1,001	—	—
Impairment charges related to Equipment on operating leases, net	759	134	31
Impairment charges related to NUMMI and CAMI	119	—	—
Impairment charges related to goodwill	610	—	828
Impairment charges related to long-lived assets	1,129	259	685
Net curtailment gain related to finalization of Settlement Agreement	(4,901)	—	—
Salaried post-65 healthcare settlement	1,704	—	—
CAW settlement	340	—	—
Change in amortization period for pension prior service costs	—	1,561	—
Valuation allowances related deferred tax assets	1,450	37,770	—
Net curtailment gain related to GMAC Transaction	—	—	(607)

Total	$9,310	$39,724	$937

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

FIO

Prior to the consummation of the GMAC Transaction, GMAC paid a dividend to us of lease-related assets, having a net book value of $4.0 billion and related deferred tax liabilities of $1.8 billion. This dividend resulted in the transfer to us of two bankruptcy-remote subsidiaries that hold equity interests in ten trusts that own leased vehicles and issued asset-backed securities collateralized by the vehicles. GMAC originated these securitizations and remains as the servicer of the securitizations. In August 2007 we entered into a secured revolving credit arrangement that provides for borrowings of up to $1.0 billion at December 31, 2008, which is secured by the equity interest on these ten securitization trusts. In connection with this credit facility, we contributed these two bankruptcy-remote subsidiaries into a third bankruptcy-remote subsidiary. We consolidate the bankruptcy-remote subsidiaries and the ten trusts for financial reporting purposes.

The following table summarizes the key balance sheet components related to these bankruptcy-remote subsidiaries:

	December 31,
	2008	2007
	(Dollars in millions)
Vehicles subject to operating leases (a)	$2,269	$6,712
Other assets	$761	$1,400
Outstanding secured debt	$1,192	$4,812
Net equity	$1,824	$3,253

(a)	The value of vehicles subject to lease under these bankruptcy-remote subsidiaries at December 31, 2008 includes impairment charges of $0.2 billion recorded by our FIO segment as a result of lower residual values of vehicles in the year ended 2008.

The decrease in operating leases, secured debt and equity from December 31, 2007 is the result of payments received from lessees, the termination of some leases in the year ended 2008 and the repayment of the related secured debt. The secured debt has recourse solely to the leased vehicles and related assets. We continue to be obligated to the bankruptcy-remote subsidiaries for residual support payments on the leased vehicles in an amount estimated to be $0.4 billion and $0.9 billion at December 31, 2008 and 2007, respectively. However, neither the securitization investors nor the trusts have any rights to the residual support payments. We expect the operating leases to terminate and related securitization debt to gradually amortize over the next 24 months, resulting in the release to these two bankruptcy-remote subsidiaries of certain cash flows related to their ownership of the securitization trusts and related operating leases.

The cash flow that we expect to realize from the leased vehicle securitizations over the next 24 months will come from three principal sources: (1) cash released from the securitizations on a monthly basis as a result of available funds exceeding debt service and other required payments in that month; (2) cash received upon and following termination of a securitization to the extent of remaining over collateralization; and (3) return of the residual support payments owing from us each month. In the year ended 2008, the total cash flows released to these two bankruptcy-remote subsidiaries was $1.3 billion. In aggregate, since the consummation of the GMAC Transaction, $2.3 billion have been released from these subsidiaries.

Negative industry conditions in North America continue to increase the risks and costs associated with vehicle lease financing. The impairment charges and increases in residual support and risk sharing accruals related to lease assets in the year ended 2008 were the results of reduced expectations of the cash flows from these lease arrangements.

We have already taken steps to reduce the percentage of our business that is retail leasing, with emphasis on curtailing high risk areas by reducing contracts with 24 to 27 month lease terms. GMAC, our largest provider of lease financing for our vehicles, is implementing other initiatives to reduce the risk in its lease portfolio, such as exiting incentive based lease financing in Canada and reducing its lease volume in the United States. We plan to continue to offer leasing options, though likely more narrowly targeted to certain products and segments. We are developing incentive programs to encourage consumers to purchase versus lease vehicles. Lease financing was used for approximately 13% and 18% of retail sales in the United States in the years ended 2008 and 2007, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Status of Debt Ratings

Our fixed income securities are rated by four independent credit rating agencies: DBRS, Moody’s Investor Service, Fitch Ratings, and Standard & Poors. The ratings indicate the agencies’ assessment of a company’s ability to pay interest, distributions, dividends, and principal on these securities. Lower credit ratings generally represent higher borrowing costs and reduced access to capital markets for a company. Their ratings of us are based on information we provide as well as other sources. The agencies consider a number of factors when determining a rating including, but not limited to, cash flows, liquidity, profitability, business position and risk profile, ability to service debt, and the amount of debt as a component of total capitalization.

DBRS, Moody’s, Fitch, and S&P currently rate our credit at non-investment grade. The following table summarizes our credit ratings at February 27, 2009:

Rating Agency	Corporate	Secured	Senior Unsecured	Outlook
DBRS	CC	CCC (low)	CC	Negative
Fitch	C	CCC	C	Negative
Moody’s	Ca	B3	C	Negative
S&P	CC	CCC	C	Negative

Rating actions taken by each of the credit rating agencies from January 1, 2008 through February 27, 2009 are as follows:

DBRS:

•	June 20, 2008 — Affirmed our Corporate rating at B (high) and Senior Unsecured rating at B and placed the credit ratings Under Review with Negative Implications from Stable trend.

•	August 18, 2008 — Downgraded our Corporate rating to B (low) from B (high), initiated coverage on our Secured rating at RR2/B (high), and confirmed our Senior Unsecured rating at RR4/CCC (high).

•

November 7, 2008 — Downgraded our Corporate rating to CC from B (low), our Senior Unsecured rating to CC from CCC (high), and our Senior Secured rating to CCC (low) from B (high). The outlook is negative.

Fitch:

•	February 27, 2008 — Affirmed our issuer-default rating at B with Negative outlook.

•	June 25, 2008 — Downgraded our Corporate rating to B- from B, our Secured rating to BB- from BB, and our Senior Unsecured rating to CCC+ from B- with Negative outlook.

•	September 22, 2008 — Downgraded our Corporate rating to CCC from B-, our Senior Secured rating to B/RR1 from BB-/RR1, and our Senior Unsecured rating to CCC-/RR5 from CCC+/RR5.

•	November 7, 2008 — Placed our rating on Credit Watch with negative implications.

•	December 19, 2008 — Downgraded our Corporate rating to C from CCC, our Senior Secured rating to CCC/RR1 from B/RR1, and our Senior Unsecured rating to C/RR5 from CCC-/RR5. The outlook is negative.

Moody’s:

•	April 25, 2008 — Affirmed our Corporate debt rating at B3 and placed the credit rating on Negative outlook from Stable outlook.

•

July 15, 2008 — Affirmed our Corporate debt rating at B3 and placed the credit rating Under Review for Possible Downgrade from Negative outlook. Speculative Grade Liquidity rating was lowered to SGL-2 from SGL-1.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•	August 13, 2008 — Downgraded our Corporate ratings to Caa1 from B3, our Senior Secured rating to B1 from Ba3, and our Senior Unsecured to Caa2 from Caa1.

•

October 27, 2008 — Downgraded our Corporate rating to Caa2 from Caa1, our Senior Unsecured rating to Caa3 from Caa2, and our Senior Secured rating remained at B1. Our Speculative Grade Liquidity rating was lowered to SGL-4 from SGL-2.

•

December 3, 2008 — Downgraded our Corporate rating to Ca from Caa2, our Senior Unsecured rating to C from Caa3, and our Senior Secured rating to B3 from B1. Our Speculative Grade Liquidity rating was reaffirmed at SGL-4. The outlook is negative.

S&P:

•	March 17, 2008 — Affirmed our Corporate debt rating at B and placed the credit rating on Credit Watch with Negative Implications from Stable outlook.

•

May 22, 2008 — Affirmed our Corporate rating at B, upgraded our Senior Unsecured rating to B from B- as a result of extending its recovery ratings to all speculative-grade unsecured debt issues, and placed the credit ratings of Negative outlook from Credit Watch with Negative Implications.

•	June 20, 2008 — Affirmed our B Corporate rating and BB- Secured rating and placed the credit ratings on Credit Watch with Negative Implications from Negative outlook.

•	July 31, 2008 — Downgraded our Corporate rating to B- from B, Senior Secured rating to B+ from BB-, Senior Unsecured rating to B- from B with Negative outlook.

•	October 9, 2008 — Placed our ratings under Credit Watch with negative implications.

•	November 7, 2008 — Downgraded our Corporate rating and Senior Unsecured rating to CCC+ from B- and our Senior Secured rating to B from B+ with Negative outlook.

•	December 4, 2008 — Downgraded our Corporate rating and Senior Unsecured rating to CC from CCC+ and our Senior Secured rating to CCC from B.

•

December 22, 2008 — Downgraded our Senior Unsecured rating to C from CC and our recovery rating to 6 from 4, and our Corporate rating and Senior Secured rating remained unchanged. The outlook is negative.

Pension and Other Postretirement Benefits

Plans covering represented employees generally provide benefits of negotiated, stated amounts for each year of service as well as significant supplemental benefits for employees who retire with 30 years of service before normal retirement age. Our policy with respect to our qualified pension plans is to contribute annually not less than the minimum required by applicable law and regulation, or to directly pay benefit payments where appropriate. At December 31, 2008, all legal funding requirements had been met. The following table summarizes contributions we made to our pension plans:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
U.S. hourly and salaried	$—	$—	$2
Other U.S.	90	89	78
Non-U.S.	977	848	889

Total contributions	$1,067	$937	$969

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In 2009, we do not have any contributions due and we do not expect to make discretionary contributions to our U.S. hourly or salaried pension plans. In 2009, we expect to contribute or pay benefits of $112 million to our other U.S. pension plan and $962 million to our non-U.S. pension plans.

Our U.S. pension plans were underfunded by $13.6 billion at December 31, 2008 and overfunded by $18.8 billion at December 31, 2007. This change in funded status was primarily attributable to actual plan asset losses of $11.4 billion, actuarial losses of $5.7 billion, as well as the Delphi benefit obligation transfer and curtailments, settlements and other increases to the projected benefit obligation (PBO) of $8.8 billion. Our non-U.S. pension plans were underfunded by a net amount of $11.9 billion at December 31, 2008 and $10.4 billion at December 31, 2007. This change in funded status was primarily attributable to actual plan asset losses of $2.9 billion offset by net, beneficial exchange rate movements of $1.6 billion. The funded status of U.S. pension plans is as follows:

	December 31,
	2008	2007
	(Dollars in millions)
U.S. hourly and salaried	$(12,408)	$19,984
U.S. nonqualified	(1,182)	(1,191)

Total funded (underfunded)	$(13,590)	$18,793

We also maintain hourly and salaried OPEB plans that provide postretirement medical, dental, vision and life insurance to most U.S. retirees and eligible dependents. Certain of our non-U.S. subsidiaries have postretirement benefit plans, although most participants are covered by government sponsored or administered programs. Our U.S. OPEB plans were underfunded by $30.0 billion at December 31, 2008 and $43.4 billion at December 31, 2007. Our non-U.S. OPEB plans were underfunded by $2.9 billion at December 31, 2008 and $4.3 billion at December 31, 2007.

In 2008, we withdrew a total of $1.4 billion from plan assets of our VEBAs from our OPEB plans for reimbursement of retiree healthcare and life insurance benefits provided to eligible plan participants. As a result, we liquidated our VEBA for U.S. salaried retiree healthcare and life insurance benefits. In 2007, we withdrew a total of $2.7 billion from our VEBAs.

Pursuant to the 2005 UAW Health Care Settlement Agreement, we are required to make certain contributions to the Mitigation Plan VEBA to be used to mitigate the effect of reduced healthcare coverage for UAW retirees over a number of years. We have no control over the assets of the Mitigation Plan VEBA.

The following table summarizes benefit payments we expect to pay, which reflect estimated future employee services, as appropriate:

	Years Ended December 31,
	Pension Benefits(a)		Other Benefits(b)
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(Dollars in millions)
2009	$9,086	$1,225	$3,928	$156
2010	$8,909	$1,220	$849	$169
2011	$8,680	$1,292	$844	$184
2012	$8,316	$1,313	$833	$194
2013	$8,104	$1,336	$824	$202
2014 – 2018	$38,457	$6,867	$3,925	$1,135

(a)	Benefits for most U.S. pension plans and certain non-U.S. pension plans are paid out of plan assets rather than our assets.

(b)	Benefit payments presented in this table reflect our estimates of the changes which will result from the implementation of the Settlement Agreement.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Off-Balance Sheet Arrangements

We use off-balance sheet arrangements where the economics and sound business principles warrant their use. Our principal use of off-balance sheet arrangements occurs in connection with the securitization and sale of financial assets and leases.

We have participated in securitization programs including a trade receivables securitization program that expired in September 2008 and was not renewed. The financial assets that we sold in off-balance sheet arrangements primarily consisted of trade receivables related to this program. As part of this program, we sold receivables to a wholly-owned bankruptcy-remote special purpose entity. The special purpose entity was a separate legal entity that assumed the risks and rewards of ownership of those receivables. Receivables sold under the program were sold at fair market value and were excluded from our consolidated balance sheets. The gross amount of proceeds received from the sale of receivables under this program was $1.6 billion and $0.6 billion in the years ended 2008 and 2007, respectively. The loss on trade receivables sold was included in Automotive cost of sales and was $3 million and $2 million in the years ended 2008 and 2007, respectively. The banks and the bank conduits had no beneficial interest in the eligible pool of receivables at December 31, 2007. We did not have a retained interest in the receivables sold, but performed collection and administrative functions.

In addition to this securitization program, we participate in other trade receivable securitization programs in Europe. Some of our direct or indirect subsidiaries have entered into factoring agreements to sell certain trade receivables to banks and to factoring companies. Limits are based on contractually agreed upon amounts and/or on the entities’ balance of participating trade receivables. In 2008 the average aggregate facility limits for the participating entities were $66 million. The banks and factoring companies had a beneficial interest of $16 million and $26 million in the participating pool of trade receivables at December 31, 2008 and 2007, respectively.

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

The following table summarizes assets in off-balance sheet entities:

	December 31,
	2008	2007
	(Dollars in millions)
Assets leased under operating leases	$1,373	$2,164
Trade receivables sold	16	26

Total off-balance sheet assets	$1,389	$2,190

Guarantees Provided to Third Parties

We have provided guarantees related to the residual value of operating leases, certain suppliers’ commitments, and commercial loans made by GMAC and outstanding with certain third parties. The maximum potential obligation under these commitments is $680 million. This amount includes a guarantee provided to GMAC in Brazil in connection with dealer floor plan financing, which is secured by a $481 million certificate of deposit purchased from GMAC to which we have title.

In connection with certain divestitures of assets or operating businesses, we have provided guarantees with respect to benefits to be paid to former employees relating to pensions, postretirement health care and life insurance, the most significant of which we

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

provided to Delphi. Since 2005, we have recorded charges of $12.3 billion related to the guarantees provided to Delphi. Due to the uncertainties surrounding Delphi’s ability to emerge from bankruptcy it is reasonably possible that we could record additional charges in the future, but we currently are unable to estimate the amount of range of such losses, if any.

In November 2008, we and GMAC agreed to expand our repurchase obligations for GMAC financed inventory at certain of our dealers. Previously, we were obligated, pursuant to dealer agreements, to repurchase certain GMAC financed inventory, limited to current model year vehicles and prior year model vehicles less than 120 days in dealer inventory, in the event of a termination of the related dealer’s Dealer Sales and Service Agreement. Our current agreement with GMAC requires us to repurchase GMAC financed inventory invoiced to dealers after September 1, 2007, with limited exclusions, in the event of a qualifying voluntary or involuntary termination of the dealer’s Dealer Sales and Service Agreement. Our repurchase obligation excludes vehicles which are damaged, have excessive mileage or have been altered. Our repurchase obligation ends on August 31, 2009 for vehicles invoiced through August 31, 2008 and on August 31, 2010 for vehicles invoiced through August 31, 2009.

The maximum potential amount of future payments we could be required to make under this guarantee would be based on the repurchase value of total eligible vehicles financed by GMAC in dealer stock, estimated to be $19.8 billion at December 31, 2008. If we are required to repurchase vehicles under this arrangement, the total exposure would be reduced to the extent we are able to resell the vehicles to another dealer. The fair value of the guarantee of $8 million at December 31, 2008, which considers the likelihood of dealers terminating and estimated loss exposure for ultimate disposition of vehicles, was recorded as a reduction of Automotive sales.

Refer to Note 18 to the consolidated financial statements for additional information on guarantees we have provided.

Contractual Obligations and Other Long-Term Liabilities

We have the following minimum commitments under contractual obligations, including purchase obligations. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are recorded on our consolidated balance sheet. Based on this definition, the table below includes only those contracts which include fixed or minimum obligations. The majority of our purchases are not included in the table as they are made under purchase orders which are requirements based and accordingly do not specify minimum quantities.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

The following table summarizes aggregated information about our outstanding contractual obligations and other long-term liabilities at December 31, 2008.

	Payments Due by Period
	2009	2010-2011	2012-2013	2014 and after	Total
	(Dollars in millions)
Debt (a)	$16,772	$2,026	$2,595	$24,244	$45,637
Capital lease obligations	174	312	144	273	903
Interest payments (b)	2,927	5,258	4,156	33,103	45,444
Operating lease obligations	618	940	616	620	2,794
Contractual commitments for capital expenditures	977	109	—	—	1,086
Delphi Facilitation Support payments (c)	110	110	—	—	220
Other contractual commitments
Postretirement benefits (d)	3,645	1,204	—	—	4,849
Less: VEBA assets (e)	(10)	—	—	—	(10)

Net postretirement benefits	3,635	1,204	—	—	4,839
New VEBA Contributions, net (f)	—	9,662	5,918	11,384	26,964
Material	1,671	1,246	533	159	3,609
Information technology	814	9	—	—	823
Marketing	617	200	26	3	846
Facilities	386	196	116	108	806
Rental car repurchases	3,678	—	—	—	3,678
Policy, product warranty and recall campaigns liability	3,792	3,939	676	84	8,491
Other	88	—	—	—	88

Total contractual commitments	$36,259	$25,211	$14,779	$69,978	$146,228

Non-contractual postretirement benefits (g)	$439	$1,121	$2,366	$30,295	$34,222
Less: VEBA assets (e)	(5)	—	—	—	(5)

Net other long-term liabilities	$434	$1,121	$2,366	$30,295	$34,216

(a)	Debt obligations in 2009 include UST Loan Facility of $3.8 billion (net of discount of $0.9 billion), secured revolving credit facility of $4.5 billion, a U.S. term loan of $1.5 billion and an inventory financing facility of $125 million, which have been classified as short-term debt due to potential debt maturity acceleration. Refer to Note 15 to the consolidated financial statements for additional information. Interest payments related to these borrowings of $1.3 billion are shown in the table according to contractual maturity.

(b)	Amounts include interest payments based on contractual terms and current interest rates on our debt and capital lease obligations.

(c)	Amount does not include forecasted obligations related to the Delphi Benefit Guarantee Agreements of $390 million to $640 million in 2009 and 2010, reducing to a range of $100 million to $250 million per year thereafter through 2015.

(d)	Amounts include other postretirement benefit payments under the current North American contractual labor agreements. Post-2010, the UAW hourly medical plan cash payments are capped at the contribution to the New VEBA.

(e)	Total VEBA assets were allocated based on projected spending requirements.

(f)	Amounts represent contractual obligations to the New VEBA (net of plan assets of $10.0 billion), as required by the Settlement Agreement assuming the buyout options are not utilized and the Convertible Note is held to maturity.

(g)	Amount includes all expected future payments for both current and expected future service at December 31, 2008 for other postretirement benefit obligations for salaried employees and hourly postretirement benefit obligations extending beyond the current North American union contract agreements.

The table above does not reflect unrecognized tax benefits of $2.8 billion due to the high degree of uncertainty regarding the future cash outflows associated with these amounts. Refer to Note 19 to the consolidated financial statements for additional discussion of unrecognized tax benefits.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

The combined U.S. hourly and salaried pension plans were underfunded by $13.6 billion at December 31, 2008. Although there is no expected funding for our U.S. hourly and salaried pension plans during 2009 through 2012, we project contributions of $5.9 billion and $6.4 billion in 2013 and 2014, respectively, and additional contributions may be required thereafter.

We borrowed $5.4 billion and $4.0 billion under our UST Loan Facility on January 21, 2009 and February 17, 2009, respectively. In January 2009, we also borrowed $884 million from the UST and utilized those funds to purchase Class B Common Membership Interests of GMAC. These loans are not included in the table above and will result in additional debt obligations of $10.3 billion and interest payments of $1.5 billion between 2009 and 2013. Refer to Notes 9 and 15 to the consolidated financial statements for further information on the contractual terms of these loans.

Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which addresses aspects of fair value accounting. Refer to Note 20 to the consolidated financial statements for additional information regarding the adoption and effects of SFAS No. 157.

Starting in the second half of 2008, credit market volatility remained high, creating broad credit concerns. If this condition persists it will further affect our ability to manage risks related to market changes in foreign currency exchange rates, interest rates and commodity prices to which we are exposed in the ordinary course of business as most derivative counterparties have already been and may continue to be unwilling to enter into transactions with us due to our credit rating.

In addition, based on the provisions of SFAS No. 157, which require companies to consider nonperformance risk, as part of the measurement of fair value of derivative liabilities, we record changes in the fair value of our derivative liabilities based on our current credit standing. At December 31, 2008 our derivative liabilities were $3.5 billion.

Fair Value Measurements on a Recurring Basis

We used Level 3, or significant unobservable inputs to measure $70 million (or 1.2%) of the total assets that we measured at fair value, and $2.3 billion (or 65.8%) of the total liabilities that we measured at fair value. Level 3 inputs are estimates that require significant judgment and are therefore subject to change.

The more significant assets and liabilities, with the related Level 3 inputs, are as follows:

•

Mortgage-backed and other securities — Level 3 inputs utilized in the fair value measurement process include estimated prepayment and default rates on the underlying portfolio which are embedded in a proprietary discounted cash flow projection model.

•

Foreign currency derivatives — Nonperformance risk associated with derivative contracts to which certain of our foreign consolidated subsidiaries are party is estimated based on the credit rating of sovereign comparable companies with similar credit profiles and observable credit ratings together with internal bank credit ratings obtained from the subsidiary’s counterparty banks.

•

Warrant — The warrant derivative results from a warrant issued in connection with the UST Loan Agreement. The valuation of the warrant was determined by replication to similar instruments that have observable market based prices and an option pricing model which includes estimated volatility, discount rate, and dividend yield as inputs.

•

Commodity derivatives — Commodity derivatives include purchase contracts from various suppliers that are gross settled in the physical commodity. Level 3 inputs utilized in the fair value measurement process include estimated projected selling prices, quantities purchased and counterparty credit ratings, which are then discounted to the expected cash flow.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In the three months ended December 31, 2008, we concluded, due to recent deterioration in the credit markets, our financial condition and adjustments to the fair value of our derivatives due to nonperformance risk, required significant judgment for derivative contracts to which certain of our foreign consolidated subsidiaries are party. Nonperformance risk associated with these subsidiaries was estimated based on the credit rating of sovereign comparable companies with similar credit profiles and observable credit ratings together with internal bank credit ratings obtained from the subsidiary’s counterparty banks. Derivatives valued using these measurements were transferred from Level 2 to Level 3 at December 31, 2008.

Warrant issued to U.S. Department of the Treasury

In determining the value of the warrant issued to the UST, we utilized the observable market value of tradable call options on our common stock. The difference in terms between the warrant and the observable call options on our common stock was determined to have an insignificant effect on the value of the warrant. Key inputs in the value of the call options are our stock price and our expected volatility on stock returns. To the extent that our common stock is trading above the exercise price of the warrants of $3.57, we will be required to record charges to adjust the fair value of the warrant to its then current fair value. Such charges could be significant and may vary materially from period to period to the extent of the volatility in our common stock price. An increase of 10% in our common stock price would increase the fair value of the warrant by approximately $28 million and a decrease of 10% in our common stock price would decrease the fair value of the warrant by approximately $26 million. An increase or decrease in volatility of 10% would cause an increase or decrease in fair value of the warrant of $16 million.

Fair Value Measurements on a Nonrecurring Basis

The following tables summarize the financial instruments measured at fair value on a nonrecurring basis in periods subsequent to initial recognition:

		Fair Value Measurements Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year Ended December 31, 2008 Total Losses
	(Dollars in millions)
Assets
Investment in GMAC Common Membership Interests	$491	$—	$—	$612	$(7,099)
Investment in GMAC Preferred Membership Interests	43	—	—	299	(1,001)
Investment in NUMMI	—	—	—	—	(94)
Investment in CAMI	6	—	—	6	(25)

Total	$540	$—	$—	$917	$(8,219)

We review the carrying value of our equity method investments when events and circumstances warrant. This review requires the comparison of the fair value of our investments to their respective carrying values. The fair value of our investments is determined based on valuation techniques using the best information that is available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge would be recorded whenever a decline in fair value below the carrying value is determined to be other than temporary.

Investments in GMAC Common and Preferred Membership Interests

In 2008 the global economy steadily deteriorated. The United States entered a recessionary period beginning in December 2007 as a result of instability in the credit and mortgage markets, severe declines in residential and homebuilding markets and significant volatility in the prices of oil and other commodities. In 2008, these factors continued to deteriorate and spread beyond the United States initially to Western Europe and most recently to the emerging markets in South America and Asia. These economic factors

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

initially affected consumer demand for less fuel efficient vehicles, particularly fullsize pick-up trucks and sport utility vehicles, which had been our most profitable products. The continued instability of the credit markets has resulted in an extreme lack of liquidity resulting in prominent North American financial institutions declaring bankruptcy, being seized by the FDIC or being sold at distressed valuations, and culminated in the U.S. and foreign governments providing various forms of capital infusions to financial institutions. More recently consumer demand for all automobiles has contracted due to a decline in the availability of financing and a significant contraction in all consumer spending based on the continued recession in the United States, resulting in automobile sales at their lowest levels in 16 years.

These economic factors have negatively affected GMAC’s global automotive business as well as ResCap’s residential mortgage business, which resulted in significant losses in both businesses including impairments charges of $1.2 billion related to GMAC’s portfolio of Equipment on operating leases, net in 2008. An additional factor is GMAC’s need and future ability to continue to provide support to ResCap to allow it to continue to operate. Refer to “Key Factors Affecting Future and Current Results – GMAC – Conversion to Bank Holding Company and Related Transactions.”

As a result of these factors, we evaluated our investment in GMAC Common and Preferred Membership Interests for possible impairment at each quarterly reporting period in 2008, and as a result recorded impairment charges related to our GMAC Common Membership Interests in the three months ended March 31, June 30, and December 31, 2008 and related to our GMAC Preferred Membership Interests in the three months ended March 31, June 30, and September 30, 2008.

The following table summarizes the impairment charges we have recorded related to our investment in GMAC Common and Preferred Membership Interests in 2008 (dollars in millions):

GMAC Common Membership Interests	$7,099
GMAC Preferred Membership Interests	1,001

Total impairment charges	$8,100

Continued low or decreased demand for vehicles, continued or increased instability of the global credit and mortgage markets, the lack of available credit, or a lengthy recession in North America, Europe, South America or Asia could further negatively affect GMAC’s lines of business, and result in future impairments of our investment in GMAC Common and Preferred Membership Interests. Additionally, as GMAC provides financing to our dealers as well as retail purchasers of our vehicles, further deterioration in these economic factors could cause our vehicle sales to decline.

In order to determine the fair value of our investment in GMAC Common Membership Interests, we first determined a fair value of GMAC by applying various valuation techniques to its significant business units, and then applied our 49% equity interest to the resulting fair value. At March 31, June 30 and September 30, 2008, our determination of the fair value of GMAC encompassed applying valuation techniques, which included Level 3 inputs, to GMAC’s significant business units as follows:

•

Auto Finance — We obtained industry data, such as equity and earnings ratios for other industry participants, and developed average multiples for these companies based upon a comparison of their businesses to Auto Finance.

•	Insurance — We developed a peer group, based upon such factors as equity and earnings ratios and developed average multiples for these companies.

•

ResCap — We previously obtained industry data for an industry participant who we believe to be comparable, and also utilized the implied valuation based on an acquisition of an industry participant who we believe to be comparable. Due to prevailing market conditions at September 30, 2008 we did not believe that comparable industry participants existed; however, we believe that previous data used, in conjunction with certain publicly available information incorporated into our analysis, resulted in an appropriate valuation at September 30, 2008.

•

Commercial Finance Group — We obtained industry data, such as price and earnings ratios, for other industry participants, and developed average multiples for these companies based upon a comparison of their businesses to the Commercial Finance Group.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

At December 31, 2008, our determination of the fair value of GMAC Common Membership Interests utilized data from GMAC’s discussions with the Board of Governors of the Federal Reserve for approval to become a BHC under the Bank Holding Company Act of 1956, as amended, in addition to our and GMAC’s negotiations with the UST regarding potential borrowings or other capital infusions under the Automotive Industry Financing Program created under the Troubled Asset Relief Program established by the UST under the Emergency Economic Stabilization Act of 2008. As part of this process, we and Cerberus Fund agreed to convert our interests in the Participation Agreement to GMAC Common Membership Interests in December 2008, and to purchase, subsequent to December 2008, additional GMAC Common Membership Interests. The conversion of the Participation Agreement and the subsequent purchase of additional GMAC Common Membership Interest utilized a specified value per GMAC Common Membership Interest as determined and agreed to by the relevant parties to the various transactions, which we subsequently utilized in our determination of GMAC’s fair value, as we believe that per share value is representative of fair value.

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

At March 31, June 30, September 30, and December 31, 2008 we adjusted our assumptions as to the appropriate discount rate to utilize in the valuation due to the changes in the market conditions which occurred in these periods. Additionally, we adjusted our assumptions as to the likelihood of payments of dividends and call date of the Preferred Membership Interests.

Investments in NUMMI and CAMI

The decline in industry sales in North America has negatively affected NUMMI and CAMI’s net income and cash flows in 2008. In addition, the weakness in the economy will continue to result in challenging short-term market conditions. As a result of these events, we evaluated NUMMI and CAMI for impairment and, based on discounted projected cash flows, determined that the fair value of our investments were below the carrying values and that such impairments were other than temporary. We recognized impairment charges related to our investments in NUMMI and CAMI of $94 million and $25 million, respectively.

Dividends

Dividends may be paid on our common stock when, as, and if declared by our Board of Directors, subject to the consent of the UST and, if in excess of $100 million, the approval of the Presidential Designee, out of amounts available for dividends under applicable law. Under Delaware law, our Board may declare dividends only to the extent of our statutory surplus (i.e., total assets minus total liabilities, in each case at fair market value, minus statutory capital), or if there is no such surplus, out of our net profits for the current and/or immediately preceding fiscal year.

Our policy is to distribute dividends on our common stock based on the outlook and indicated capital needs of our business. Cash dividends per share of common stock were $0.50, $1.00 and $1.00 in 2008, 2007 and 2006, respectively.

In July 2008, our Board of Directors voted to suspend dividends on our common stock indefinitely.

As noted above, under the terms of our UST Loans, we are prohibited from paying dividends without the consent of the UST and, if we declare a dividend in excess of $100 million, without the approval of the Presidential Designee. Refer to Note 15 to the consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments, and assumptions that affect the reported amounts of asset and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods. We have discussed the development, selection and disclosures of our critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosures relating to these estimates.

The critical accounting estimates that affect our consolidated financial statements and that use judgments and assumptions are listed below. In addition, the likelihood that materially different amounts could be reported under varied conditions and assumptions is discussed.

Pensions

Our defined benefit pension plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including an expected rate of return on plan assets and a discount rate. Due to the significant events discussed in Note 16 and Note 18 to the consolidated financial statements, we remeasured certain of our pension plans at various dates in 2008.

The expected return on U.S. plan assets that is included in pension expense is determined from periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks using standard deviations, and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Our strategic asset mix for U.S. defined benefit pension plans is intended to reduce exposure to equity market risks, to utilize asset classes which reduce surplus volatility and to utilize asset classes where active management has historically generated excess returns above market returns. Therefore, our expected long-term return assumption has been developed with the expectation that, through active management, we will achieve excess returns above market returns.

Our net pension expense is based on the expected return on plan assets and not the actual return on plan assets. Differences between the expected return on plan assets and the actual return on plan assets are recorded in Accumulated other comprehensive loss as an actuarial gain or loss, and subject to possible amortization into net pension expense over future periods. Under our historical accounting policy, we utilize a market-related value of plan assets in the determination of future pension expense. A market-related value averages gains and losses over a period of years. We define market-related value as an amount that recognizes 60% of the difference between the actual fair value of assets and the expected calculated value initially, and 10% of that difference over each of the next four years. The market-related value of assets used in the calculation of expected return on U.S. pension plan assets for 2009 is $5.8 billion higher than the actual fair value of plan assets. Therefore, despite the multiple remeasurements of our pension plans in 2008, the effect of the recent downturn in the financial markets has not yet fully affected our net pension expense. The weighted-average expected long-term rate of return on U.S. plan assets used to determine net pension expense for 2008 was 8.5% compared to 8.5% for 2007 and 9.0% for 2006.

Pension plan assets in Canada and the United Kingdom comprise over 85% of non-U.S. pension plan assets at December 31, 2008. The expected return on plan assets for these non-U.S. pension plans is determined similarly to the U.S. plans, except that a lesser return over market is assumed due to a lower level of active management of plan assets. For these plans, the weighted average expected long-term rate of return on plan assets used to determine net pension expense for 2008 was 8.0% compared to 7.9% for 2007 and 8.5% for 2006.

Another key assumption in determining our net pension expense is the assumed discount rate to be used to discount plan obligations. In estimating this rate, for our U.S. plans we use an iterative process based on a hypothetical investment in a portfolio of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

high-quality bonds rated AA or higher by a recognized rating agency and a hypothetical reinvestment of the proceeds of such bonds upon maturity using forward rates derived from a yield curve until our U.S. pension obligation is defeased. We incorporate this reinvestment component into our methodology because it is not feasible, in light of the magnitude and time horizon over which our U.S. pension obligations extend, to accomplish full defeasance through direct cash flows from an actual set of bonds selected at any given measurement date. The weighted-average discount rate used to determine the U.S. net pension expense for 2008 was 6.6% compared to 6.0% for 2007 and 5.7% for 2006.

The benefit obligation for pension plans in Canada, the United Kingdom and Germany comprise 90% of the non-U.S. pension benefit obligation at December 31, 2008. In determining the discount rate for these plans, published indices are utilized and appropriate adjustments are made to reflect the underlying duration of expected benefit payments. For these plans, the weighted average discount rate used to determine net pension expense for 2008 was 5.7% compared to 4.9% for 2007 and 4.7% for 2006.

Significant differences in actual experience or significant changes in assumptions may materially affect our pension obligations. The effects of actual results differing from our assumptions and the effects of changing assumptions are included in unamortized net actuarial gains and losses that are subject to amortization to expense over future periods. The unamortized actuarial loss on our pension plans increased to $41.1 billion (before tax) at December 31, 2008, from $15.2 billion (before tax) at December 31, 2007, primarily due to lower than expected return on plan assets. In 2008, the U.S. actual return on pension plan assets was an $11.4 billion loss, which was less than the expected return of 8.5%, or $8.0 billion, and the actual return on non-U.S. pension plan assets was a $2.9 billion loss, which was less than the expected return of 7.8%, or $969 million.

The following table illustrates the sensitivity to a change in certain assumptions for our pension plans, holding all other assumptions constant:

	U.S. Pension Plans		Non-U.S. Pension Plans
	Effect on 2009 Pension Expense	December 31, 2008 Effect on PBO	Effect on 2009 Pension Expense	December 31, 2008 Effect on PBO
25 basis point decrease in discount rate	+$70 million	+$2.1 billion	+$30 million	+$0.5 billion
25 basis point increase in discount rate	–$80 million	–$2.1 billion	–$26 million	–$0.5 billion
25 basis point decrease in expected return on assets	+$210 million	—	+$21 million	—
25 basis point increase in expected return on assets	–$220 million	—	–$21 million	—

As discussed in Note 16 to the consolidated financial statements, our U.S. hourly pension plan PBO increased by $2.7 billion at September 1, 2008 pursuant to the Settlement Agreement and increased $2.8 billion at September 30, 2008 pursuant to the Delphi First Hourly Pension Transfer. Additionally, our U.S. salaried pension plan PBO increased by $3.6 billion at July 1, 2008 pursuant to our increase in pension benefits for salaried retirees over 65 that was provided to offset the elimination of postretirement medical benefits.

Our U.S. pension plans generally provide covered U.S. hourly employees with pension benefits of negotiated, flat dollar amounts for each year of credited service earned by an individual employee. Formulas providing for such stated amounts are contained in the applicable labor contract. The 2008 and 2007 pension expense and pension obligation at December 31, 2008 and 2007 do not comprehend any future benefit increases or decreases that may occur beyond our current labor contract. The usual cycle for negotiating new labor contracts is every four years. There is not a past practice of maintaining a consistent level of benefit increases or decreases from one contract to the next. However, the following data illustrates the sensitivity of changes in our pension expense and pension obligation as a result of changes in future benefit units. An annual one-percentage point increase in the benefit units for U.S. hourly employees, effective after the expiration of the current contract, would result in a $45 million increase in 2009 pension expense and a $255 million increase in the U.S. hourly plan pension benefit obligation at December 31, 2008. An annual one-percentage point decrease in the same benefit units would result in a $44 million decrease in 2009 pension expense and a $250 million decrease in the pension benefit obligation.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Postretirement Benefits

We account for our OPEB plans on an actuarial basis, which requires the selection of various assumptions, including a discount rate and healthcare cost trend rates. In estimating the discount rate for our U.S. plans, we use an iterative process based on a hypothetical investment in a portfolio of high-quality bonds rated AA or higher by a recognized rating agency and a hypothetical reinvestment of the proceeds of such bonds upon maturity using forward rates derived from a yield curve until our U.S. OPEB obligation is defeased. We incorporate this reinvestment component into our methodology because it is not feasible, in light of the magnitude and time horizon over which our U.S. OPEB obligations extend to accomplish full defeasance through direct cash flows from an actual set of bonds selected at any given measurement date. We develop our estimate of the healthcare cost trend rates used to value benefit obligations through review of historical retiree cost data and near-term healthcare outlook which includes appropriate cost control measures we have implemented. Changes in the assumed discount rate or healthcare cost trend rate can have significant effect on our actuarially determined obligation and related U.S. OPEB expense.

Beginning September 1, 2008, the discount rate used for the UAW retiree medical plan was based on a yield curve of representative high-quality AA rated bonds for the benefits to be paid during the period from the Final Effective Date to the Implementation Date. The Settlement Agreement’s discount rate for cash flows occurring on and after the Implementation Date is 9.0%. In estimating the discount rate for our other retiree medical plans, the discount rate used continued to be based on a yield curve of representative high-quality AA rated bonds developed through the methodology described above.

Our primary non-U.S. OPEB plans cover Canadian employees. In determining the discount rate for the Canadian plans, published indices are utilized and adjustments are made to reflect the underlying duration of expected benefit payments. For these plans, the weighted average discount rate used to determine net OPEB expense for 2008 was 5.90% compared to 5.0% for 2007 and 5.0% for 2006.

Due to the significant events discussed in Note 16 to the consolidated financial statements, we remeasured our U.S. OPEB obligation plans at various dates in 2008.

Significant differences in actual experience or significant changes in assumptions may materially affect our OPEB obligations. The effects of actual results differing from our assumptions and the effects of changing assumptions are included in net actuarial gains and losses in Accumulated other comprehensive loss that are subject to amortization over future periods. The unrecognized actuarial loss on our OPEB plans decreased to $2.2 billion (before tax) at December 31, 2008, due primarily to the actuarial gain associated with the Settlement Agreement as discussed in Note 16 to the consolidated financial statements.

The following are the significant assumptions used for our plans in the measurement of the APBO at December 31, the measurement date:

	December 31,
	U.S. Plans		Non U.S. Plans
Assumed Healthcare Trend Rates	2008	2007	2008	2007
Initial healthcare cost trend rate	8.0%	8.2%	5.5%	5.4%
Ultimate healthcare cost trend rate	5.0%	5.0%	3.3%	3.2%
Number of years to ultimate trend rate	6	6	8	8

Based on our assumptions at December 31, 2008, the measurement date, a change in these assumptions, holding all other assumptions constant, would have the following effect on our OPEB expense and obligations on an annual basis (the U.S. APBO was a significant portion of our worldwide APBO of $42.9 billion at December 31, 2008):

	U.S. Plans				Non-U.S. Plans
Change in Assumption	Effect on 2009 OPEB Expense		Effect on December 31, 2008 APBO		Effect on 2009 OPEB Expense		Effect on December 31, 2008 APBO
25 basis point decrease in discount rate	–$	3 million	+$	0.2 billion	+$	7 million	+$	0.1 billion
25 basis point increase in discount rate	+$	4 million	–$	0.2 billion	–$	7 million	–$	0.1 billion

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

A one-percentage point increase in the assumed U.S. healthcare trend rates would have increased the U.S. APBO by $0.4 billion, and the U.S. aggregate service and interest cost components of non-pension postretirement benefit expense on an annualized basis by $0.3 billion. A one-percentage point decrease would have decreased the U.S. APBO by $0.4 billion and the U.S. aggregate service and interest cost components of non-pension postretirement benefit expense on an annualized basis by $0.3 billion. The effect of the healthcare cost trend rate on the UAW retiree medical plan obligation was largely eliminated as a result of the accounting recognition of the Settlement Agreement as discussed in Note 16 to the consolidated financial statements.

A one-percentage point increase in the assumed non-U.S. healthcare trend rates would have increased the non-U.S. APBO by $0.3 billion, and the non-U.S. aggregate service and interest cost components of non-pension postretirement benefit expense on an annualized basis by $27 million. A one-percentage point decrease would have decreased the non-U.S. APBO by $0.2 billion and the non-U.S. aggregate service and interest cost components of non-pension postretirement benefit expense on an annualized basis by $22 million.

Deferred Taxes

We establish valuation allowances for our deferred tax assets based on a more likely than not threshold. Our ability to realize our deferred tax assets depends on our ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We consider the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•	Future reversals of existing taxable temporary differences;

•	Future taxable income exclusive of reversing temporary differences and carryforwards;

•	Taxable income in prior carryback years; and

•	Tax-planning strategies.

Our assessment regarding whether a valuation allowance is required or should be adjusted also considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling three years of actual and current year anticipated results as our primary measure of our cumulative losses in recent years. However, because a substantial portion of those cumulative losses relate to various non-recurring matters such as the implementation of our North American Turnaround Plan, we adjust those three-year cumulative results for the effect of these items. In addition we consider our near- and medium-term financial outlook when assessing the need for a valuation allowance.

If, in the future, we generate taxable income in jurisdictions where we have recorded full valuation allowances, on a sustained basis, our conclusion regarding the need for full valuation allowances in these tax jurisdictions could change, resulting in the reversal of some or all of the valuation allowances. If our operations generate taxable income prior to reaching profitability on a sustained basis, we would reverse a portion of the valuation allowance related to the corresponding realized tax benefit for that period, without changing our conclusions on the need for a full valuation allowance against the remaining net deferred tax assets.

The valuation of deferred tax assets requires judgment and our accounting for deferred tax consequences of events that have been recognized in our financial statements or in our tax returns and our future profitability represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. In 2008, because we concluded there is substantial doubt related to our ability to continue as a going concern, we determined that it was more likely than not that we would not realize our net deferred tax assets in most jurisdictions even though these entities were not in three-year adjusted cumulative loss positions.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

See Note 19 to the consolidated financial statements for more information regarding the recording of valuation allowances.

Sales Incentives

We record the estimated effect of sales incentives to our dealers and customers as a reduction of revenue at the later of the time of sale or when an incentive program has been announced to our dealers. There may be numerous types of incentives available at any particular time, including a choice of incentives for a specific model. Incentive programs are generally brand specific, model specific or region specific, and are for specified time periods, which may be extended. Significant factors used in estimating the cost of incentives include the volume of vehicles that will be affected by the incentive programs offered by product, product mix and the rate of customer acceptance of any incentive program, and the likelihood that an incentive program will be extended, all of which are estimated based on historical experience and assumptions concerning customer behavior and future market conditions. Additionally, when an incentive program is announced, we determine the number of vehicles in dealer inventory that are eligible for the incentive program, and record a reduction of our revenue in the period in which the program is announced. If the actual number of affected vehicles differs from this estimate, or if a different mix of incentives is actually paid, the reduction in revenue for sales incentives could be affected. As discussed above, there are a multitude of inputs affecting the calculation of the estimate for sales incentives, and an increase or decrease of any of these variables could have a significant effect on the reduction of revenue for sales incentives.

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

Impairment of Long-Lived Assets

We periodically evaluate the carrying value of our long-lived assets held and used in the business, other than goodwill and intangible assets with indefinite lives and assets held for sale, when events and circumstances warrant. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value for assets to be held and used. For assets classified as held for sale, such assets are recorded at the lower of carrying value or fair value less cost to sell. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Long-lived assets could become impaired in the future or require additional charges as a result of actual and/or forecasts of declines in profitability due to changes in volume, pricing or costs. See Note 22 to the consolidated financial statements for more information on impairments of long-lived assets.

Derivatives

We use derivatives in the normal course of business to manage our exposure to fluctuations in commodity prices and interest and foreign currency exchange rates. We account for our derivatives in the consolidated balance sheet as assets or liabilities at fair value.

Accounting for derivatives is complex and significant judgment and estimates are involved in estimating the fair values of these instruments, particularly in the absence of quoted market prices. The majority of our derivatives are valued using internal models that use as their basis readily observable market inputs, such as time value, forward interest rates, volatility factors, and current and forward market prices for commodities and foreign currency exchange rates. We generally classify these instruments within Level 2 of the valuation hierarchy. Such derivatives include interest rate swaps, cross currency swaps, foreign currency derivatives and commodity derivatives. We classify derivative contracts that are valued based upon models with significant unobservable market inputs as Level 3 of the valuation hierarchy. Examples include certain long-dated commodity derivatives and interest rate swaps with notional amounts that fluctuate over time. Models for these fair value measurements include unobservable inputs based on estimated forward rates and prepayment speeds.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Our valuation of derivative liabilities takes into account our own nonperformance risk. Effective January 1, 2008, we updated our derivative liability valuation methodology to consider our own nonperformance risk as observed through the credit default swap market and bond market and based on prices for recent trades. Starting in the second half of 2008, credit market volatility increased significantly, creating broad credit market concerns. If this condition persists, it will further affect our ability to manage risks related to market changes in foreign currency exchange rates, interest rates and commodity prices to which we are exposed in the ordinary course of our business as most derivative counterparties have already been and may continue to be unwilling to enter into transactions with us due to our credit rating.

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

With respect to residual values on our Automotive segment’s portfolio of equipment on operating leases, due to the short-term nature of the operating leases, we historically had forecasted auction proceeds at lease termination. In the three months ended December 31, 2008 forecasted auction proceeds in the United States differed significantly from actual auction proceeds due to highly volatile economic conditions, particularly the decline in consumer confidence and lack of available consumer credit, which affected the residual values of automobiles at auction significantly. Due to the significant uncertainties inherent in the current economy, we determined that we no longer had a reliable basis to forecast auction proceeds in the United States and utilized current auction proceeds to determine our estimated residual values in our impairment analysis for the Automotive segment, which is consistent with our impairment analysis for the FIO segment. As a result of this change in estimate, we recorded an incremental impairment charge of $144 million related to the equipment on operating leases which is included in Automotive cost of sales.

In 2008 we increased our accrual for residual support and risk sharing by a net $1.8 billion and we recognized impairment charges of $0.2 billion in our FIO segment and $0.4 billion in our Automotive segment related to vehicles on operating leases.

Significant differences between our estimate of residual values and actual experience may materially affect the impairment charges we record, if any, and the rate at which vehicles in our Equipment on operating leases, net are depreciated and the residual support and risk sharing reserves we establish as a result of certain agreements with GMAC, whereby we reimburse them up to an agreed-upon percentage of certain residual value losses they experience on their operating lease portfolio.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

The following table illustrates the effect of changes in our estimate of vehicle sales proceeds at lease termination on the impairment of our Equipment on operating leases, net and our residual support and risk sharing reserves at December 31, 2008, holding all other assumptions constant:

	Effect on Fourth Quarter 2008 FIO Impairment Charge(a)	December 31, 2008 Effect on Residual Support and Risk Sharing Reserves(b)	Effect on Fourth Quarter 2008 Automotive Impairment Charge
10% increase in vehicle sales proceeds	-$97 million	-$471 million	-$134 million
10% decrease in vehicle sales proceeds	+$171 million	+$228 million	+$134 million

(a)	Includes amounts recorded as a result of intersegment residual support and risk sharing reserves.

(b)	Includes effect on residual support and risk sharing reserves related to GMAC’s Equipment on operating leases.

Due to the contractual terms of our residual support and risk sharing agreements with GMAC, which currently limit our maximum obligation to GMAC should vehicle residual values decrease, an increase in sales proceeds does not have an equivalent offsetting effect on our residual support and risk sharing reserves as a decrease in sales proceeds. At December 31, 2008 our maximum obligations to GMAC under our residual support and risk sharing agreements were $1.4 billion and $1.7 billion, respectively; and our recorded liabilities under our residual support and risk sharing agreements were $705 million and $1.2 billion, respectively.

Our methodology related to depreciation and impairments for Equipment on operating leases, net considers our expectation of the value of the vehicles upon lease termination, which is based on numerous assumptions and factors influencing used automotive vehicle values. The critical assumptions underlying the estimated carrying value of automotive lease assets include: (1) estimated market value information obtained and used in estimating residual values; (2) proper identification and estimation of business conditions; (3) our remarketing abilities; and (4) our vehicle and marketing programs. Changes in these assumptions could have a significant effect on the value of the lease residuals.

When a lease vehicle is returned to us, the asset is reclassified from Equipment on operating leases, net to Inventory at the lower of cost or estimated fair value, less costs to sell.

Valuation of Cost and Equity Method Investments

When events and circumstances warrant, we evaluate our equity investments accounted for under the cost or equity method of accounting for impairment. An impairment charge would be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. In determining if a decline is other than temporary we consider such factors as the length of time and extent to which the fair value of the investment has been less than the carrying amount of the equity affiliate, the near-term and longer-term operating and financial prospects of the affiliate and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery.

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

In 2008, we recorded impairment charges related to our Common Membership Interests in GMAC of $7.1 billion and to our Preferred Membership Interests in GMAC of $1.0 billion. In addition, we have continued to record our proportionate share of GMAC’s income. At December 31, 2008, the balance of our investment in Common Membership Interests in GMAC was $491 million and the balance of our Preferred Membership Interests in GMAC was $43 million.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Accounting Standards Not Yet Adopted

Accounting standards not yet adopted are discussed in Note 3 to the consolidated financial statements.

Forward-Looking Statements

In this report and in reports we subsequently file with the SEC on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, we use words like “expect,” “anticipate,” “estimate,” “forecast,” “initiative,” “believe,” “estimate,” “potential,” “objective,” “plan,” “goal,” “project,” “outlook,” “priorities,” “target,” “intend,” “expect,” “when,” “evaluate,” “pursue,” “seek,” “may,” “would,” “could,” “should,” “believe,” “potential,” “continue,” “designed,” “impact,” “effect” or the negative of any of those words or similar expressions to identify forward-looking statements that represent our current judgment about possible future events. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. . We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors, both positive and negative, that may be revised or supplemented in subsequent reports on SEC Forms 10-K, 10-Q and 8-K. Such factors include among others the following:

•	The effect of receiving a “going concern” statement in our auditors’ report on our 2008 consolidated financial statements;

•

Our ability to remain in compliance with the UST Loan Agreement and to obtain certification that we have taken all steps necessary to achieve and sustain our goals in accordance with our Viability Plan, as required by the UST Loan Agreement;

•	Our ability to realize production efficiencies and to achieve reductions in costs as a result of the Restructuring Plan and the Labor Modifications;

•	Consumers’ confidence in our viability as a continuing entity and our ability to continue to attract customers, particularly for our new products including cars and crossover vehicles;

•	Availability of adequate financing on acceptable terms to our customers, dealers, distributors and suppliers to enable them to continue their business relationships with us;

•	Financial viability and ability to borrow of our key suppliers, including Delphi’s ability to address its underfunded pension plans and to emerge from bankruptcy proceedings;

•	Our ability to sell, spin-off or phase out some of our brands as planned, to manage the distribution channels for our products and to complete other planned asset sales;

•	Our ability to qualify for federal funding of our advanced technology vehicle programs under Section 136 of EISA;

•	Ability of our foreign operations to restructure or to qualify for support from their host governments;

•	GMAC’s ability to obtain funding to provide both wholesale and retail financing in the United States and Canada to support our ability to sell vehicles in those markets;

•	Overall strength and stability of general economic conditions and of the automotive industry, both in the United States and in global markets;

•	Our ability to maintain adequate liquidity and financing sources and an appropriate level of debt;

•

Continued economic and automotive industry instability or poor economic conditions in the U.S. and global markets, including the credit markets, or changes in economic conditions, commodity prices, housing prices, foreign currency exchange rates or political stability in the markets in which we operate;

•	Shortages of and price increases or volatility of fuel;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•	Market acceptance of our new products including cars and crossover vehicles;

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

•

Negotiations and bankruptcy court actions with respect to Delphi’s obligations to us and our obligations to Delphi, negotiations with respect to our obligations under the benefit guarantees to Delphi employees and our ability to recover any indemnity claims against Delphi; and

•	Financial difficulties or distress or bankruptcies of our key suppliers such as Delphi;

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

*  *  *  *  *  *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and certain commodity prices. We enter into a variety of foreign currency exchange, interest rate and commodity forward contracts and options to maintain the desired level of exposure arising from these risks. We do not enter into derivative transactions for speculative or trading purposes.

The overall financial risk management program is placed under the responsibility of our Risk Management Committee, which reviews and, where appropriate, approves recommendations on the level of exposure and the strategies to be pursued to mitigate these risks. A risk management control system is utilized to monitor the strategies, risks and related hedge positions, in accordance with the policies and procedures approved by the Risk Management Committee.

A discussion of our accounting policies for derivative financial instruments is included in Note 3 to the consolidated financial statements. Further information on our exposure to market risk is included in Note 17 to the consolidated financial statements.

In 2008, credit market volatility increased significantly, creating broad credit concerns. If this condition persists it will affect our ability to manage risks related to market changes in foreign currency exchange rates, interest rates and commodity prices to which we are exposed in the ordinary course of business as some derivative counterparties have been and may be unwilling to enter into transactions with us.

In addition, in accordance with the provisions of SFAS No. 157, which require companies to consider nonperformance risk, as part of the measurement of fair value of derivative liabilities, we record changes in the fair value of our derivative liabilities based on our current credit standing. At December 31, 2008 our derivative liabilities were $3.5 billion.

The following analyses provide quantitative information regarding our exposure to foreign currency exchange rate risk, interest rate risk, commodity price risk and equity price risk. We use sensitivity analysis to measure the potential loss in the fair value of financial instruments with exposure to market risk. The models used assume instantaneous, parallel shifts in exchange rates, interest rate yield curves and commodity prices. For options and other instruments with nonlinear returns, models appropriate to these types of instruments are utilized to determine the effect of market shifts. There are certain shortcomings inherent in the sensitivity analyses presented, primarily due to the assumption that interest rates and commodity prices change in a parallel fashion and that spot exchange rates change instantaneously. In addition, the analyses are unable to reflect the complex market reactions that normally would arise from the market shifts modeled and do not contemplate the effects of correlations between foreign currency pairs, or offsetting long-short positions in currency pairs which may reduce the potential loss in value.

Foreign Currency Exchange Rate Risk

We have foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which we operate. Derivative instruments, such as foreign currency forwards, swaps and options are used primarily to hedge our exposures with respect to forecasted revenues, costs and commitments denominated in foreign currencies. Such contracts generally have maturities up to 32 months. At December 31, 2008, our three most significant foreign currency exposures are the U.S. Dollar/Korean Won, Euro/British Pound and U.S. Dollar/Canadian Dollar.

At December 31, 2008 and 2007, the net fair value asset (liability) of financial instruments with exposure to foreign currency risk was $(6.3) billion and $(6.8) billion, respectively. The presentation for the current and prior year utilizes a population of foreign currency exchange derivatives and foreign currency denominated debt and excludes the offsetting effect of foreign currency cash, cash equivalents and other assets. The potential loss in fair value for such financial instruments from a 10% parallel shift in all quoted foreign currency exchange rates would be $2.3 billion and $3.0 billion for 2008 and 2007, respectively.

We are also exposed to foreign currency risk as we translate the results of our international operations into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in our results of operations and may adversely affect our financial position. The effect of foreign currency exchange rate translation on our consolidated financial

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

position for the year ended 2008 was a net translation loss of $1.2 billion. This loss is recognized as an adjustment to Stockholders’ deficit through Accumulated other comprehensive loss. The effects of foreign currency exchange rate transactions were a gain of $1.7 billion in 2008 and a loss of $661 million in 2007.

Interest Rate Risk

We are subject to market risk from exposure to changes in interest rates due to our financing activities. Interest rate risk is managed primarily with interest rate swaps, which generally have maturities ranging from three months to eight years. Interest rate swaps involve the exchange of fixed for variable rate interest payments to effectively convert fixed rate debt into variable rate debt in order to achieve a target range of variable rate debt.

At December 31, 2008 we had fixed rate short-term debt of $2.9 billion and variable rate short-term debt of $12.9 billion. Of this fixed rate short-term debt, $1.9 billion was denominated in U. S. Dollars and $1.0 billion was denominated in foreign currencies. Of the variable rate short-term debt, $10.9 billion was denominated in U. S. Dollars and $2.0 billion was denominated in foreign currencies.

At December 31, 2008 we had fixed rate long-term debt of $28.8 billion and variable rate long-term debt of $810 million. Of this fixed rate long-term debt, $22.8 billion was denominated in U. S. Dollars and $6.0 billion was denominated in foreign currencies. Of the variable rate long-term debt, $434 million was denominated in U. S. Dollars and $376 million was denominated in foreign currencies.

At December 31, 2008 and 2007, the net fair value liability of financial instruments with exposure to interest rate risk was $15.5 billion and $26.7 billion, respectively. The potential increase in fair value resulting from a 10% increase in quoted interest rates would be $3.6 billion and $1.7 billion for the years ended 2008 and 2007, respectively.

Commodity Price Risk

We are exposed to changes in prices of commodities used in our automotive business, primarily associated with various non-ferrous and precious metals for automotive components and energy used in the overall manufacturing process. Some of the commodity purchase contracts meet the definition of a derivative. In addition, we enter into various derivatives, such as commodity swaps and options, to offset our commodity price exposures. Such contracts generally have maturities ranging from one to 21 months.

At December 31, 2008 and 2007 the net fair value of derivatives and certain purchase contracts was a $553 million liability and a $517 million asset, respectively. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would be $109 million and $331 million for the years ended 2008 and 2007, respectively. This amount excludes the offsetting effect of the commodity price risk inherent in the physical purchase of the underlying commodities.

Equity Price Risk

We are exposed to equity price risk on the marketable portion of equity securities we hold for investment purposes as well as for strategic business purposes. We typically do not attempt to reduce our market exposure to these equity instruments. In 2008, we recorded other than temporary impairment charges of $1.0 billion related to our investment in GMAC’s Preferred Interests. At December 31, 2008 and 2007, the fair value of our equity securities was $122 million and $1.6 billion, respectively, of which our investment in GMAC’s Preferred Interests was $43 million and $1.0 billion, respectively.

Counterparty Risk

We are exposed to counterparty risk, which is the loss we could incur if a counterparty to a derivative contract defaulted. We enter into agreements with counterparties that allow the set-off of certain exposures in order to manage this risk. Our counterparty risk exposure is primarily related to derivative contracts we use to manage exposure to interest rate on long-term debt, foreign currency exchange rate and commodity price risk.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Our counterparty risk is managed by our Risk Management Committee, which establishes exposure limits for both net fair value and potential exposure, based on our overall risk tolerance. We monitor and report our exposures to the Risk Management Committee and our Treasurer on a periodic basis. Substantially all of our counterparty exposures are with counterparties that are rated A or higher.

Concentration of Credit Risk

We are exposed to concentration of credit risk primarily through holding cash, short- and long-term investments and derivatives. As part of our risk management process, we monitor and evaluate the credit standing of the financial institutions with which we do business. The financial institutions with which we do business are generally highly rated and geographically dispersed.

*   *   *   *   *   *   *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Motors Corporation, its Directors, and Stockholders:

We have audited General Motors Corporation and subsidiaries’ (the Corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective controls over the period-end financial reporting process has been identified and included in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and the financial statement schedule listed in the Index at Item 15 as of and for the year ended December 31, 2008. This report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Corporation has not maintained effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets and the related Consolidated Statements of Operations, Cash Flows, and Stockholders’ Equity (Deficit) of the Corporation as of and for the year ended December 31, 2008. Our audit also included the financial statement schedule listed in the Index at Item 15 as of and for the year ended December 31, 2008. Our report dated March 4, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included (a) an explanatory paragraph expressing substantial doubt about the Corporation’s ability to continue as a going concern; and (b) an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements.

/s/    DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Detroit, Michigan

March 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Motors Corporation, its Directors, and Stockholders:

We have audited the accompanying Consolidated Balance Sheets of General Motors Corporation and subsidiaries (the Corporation) as of December 31, 2008 and 2007, and the related Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity (Deficit) for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Motors Corporation and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements for the year ended December 31, 2008, have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Corporation’s recurring losses from operations, stockholders’ deficit, and inability to generate sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, the Corporation: (1) effective January 1, 2008, adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (2) effective January 1, 2007, adopted the recognition and measurement provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (3) effective January 1, 2007, changed the measurement date for defined benefit plan assets and liabilities to coincide with its year end to conform to Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158), and (4) effective December 31, 2006, began to recognize the funded status of its defined benefit plans in its consolidated balance sheets to conform to SFAS No. 158.

As discussed in Note 4 to the consolidated financial statements, on November 30, 2006, the Corporation sold a 51% controlling interest in GMAC LLC, its former wholly-owned finance subsidiary. The Corporation’s remaining interest in GMAC LLC is accounted for as an equity method investment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2009 expressed an adverse opinion on the Corporation’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Detroit, Michigan

March 4, 2009

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

Item 8. Financial Statements and Supplementary Data

	Years Ended December 31,
	2008	2007	2006
Net sales and revenue
Automotive sales	$147,732	$177,594	$170,651
Financial services and insurance revenue	1,247	2,390	33,816

Total net sales and revenue	148,979	179,984	204,467

Costs and expenses
Automotive cost of sales	149,311	165,573	163,214
Selling, general and administrative expense	14,253	14,412	13,650
Financial services and insurance expense	1,292	2,209	29,188
Other expenses	5,407	2,099	4,238

Total costs and expenses	170,263	184,293	210,290

Operating loss	(21,284)	(4,309)	(5,823)
Equity in loss of GMAC LLC (Note 9)	(6,183)	(1,245)	(5)
Automotive and other interest expense	(2,345)	(2,983)	(2,642)
Automotive interest income and other non-operating income, net	424	2,284	2,812

Loss from continuing operations before income taxes, equity income and minority interests	(29,388)	(6,253)	(5,658)
Income tax expense (benefit)	1,766	37,162	(3,046)
Equity income, net of tax	186	524	513
Minority interests, net of tax	108	(406)	(324)

Loss from continuing operations	(30,860)	(43,297)	(2,423)
Discontinued operations (Note 4)
Income from discontinued operations, net of tax	—	256	445
Gain on sale of discontinued operations, net of tax	—	4,309	—

Income from discontinued operations	—	4,565	445

Net loss	$(30,860)	$(38,732)	$(1,978)

Earnings (loss) per share, basic and diluted
Continuing operations	$(53.32)	$(76.52)	$(4.29)
Discontinued operations	—	8.07	0.79

Net loss per share basic and diluted	$(53.32)	$(68.45)	$(3.50)

Weighted-average common shares outstanding, basic and diluted (millions)	579	566	566

Cash dividends per share	$0.50	$1.00	$1.00

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$13,953	$24,549
Marketable securities	13	2,139

Total cash and marketable securities	13,966	26,688
Accounts and notes receivable, net	7,711	9,659
Inventories	13,042	14,939
Equipment on operating leases, net	3,363	5,283
Other current assets and deferred income taxes	3,142	3,566

Total current assets	41,224	60,135
Financing and Insurance Operations Assets
Cash and cash equivalents	100	268
Investments in securities	128	215
Equipment on operating leases, net	2,221	6,712
Equity in net assets of GMAC LLC	491	7,079
Other assets	1,567	2,715

Total Financing and Insurance Operations assets	4,507	16,989
Non-Current Assets
Equity in net assets of nonconsolidated affiliates	1,655	1,919
Property, net	39,656	43,017
Goodwill and intangible assets, net	265	1,066
Deferred income taxes	98	2,116
Prepaid pension	109	20,175
Other assets	3,533	3,466

Total non-current assets	45,316	71,759

Total assets	$91,047	$148,883

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (principally trade)	$22,236	$29,439
Short-term borrowings and current portion of long-term debt	15,754	6,047
Accrued expenses	35,921	34,024

Total current liabilities	73,911	69,510
Financing and Insurance Operations Liabilities
Accounts payable	23	30
Debt	1,192	4,908
Other liabilities and deferred income taxes	607	875

Total Financing and Insurance Operations liabilities	1,822	5,813
Non-Current Liabilities
Long-term debt	29,594	33,384
Postretirement benefits other than pensions	28,919	47,375
Pensions	25,178	11,381
Other liabilities and deferred income taxes	16,963	16,900

Total non-current liabilities	100,654	109,040

Total liabilities	176,387	184,363
Commitments and contingencies (Note 18) Minority interests	814	1,614
Stockholders’ Deficit
Preferred stock, no par value, authorized 6,000,000 shares, no shares issued and outstanding	—	—
Preference stock, $0.10 par value, authorized 100,000,000 shares, no shares issued and outstanding	—	—
$1 2/3 par value common stock (2,000,000,000 shares authorized, 800,937,541 and 610,483,231 shares issued and outstanding at December 31, 2008, respectively, and 756,637,541 and 566,059,249 shares issued and outstanding at December 31, 2007, respectively)	1,017	943
Capital surplus (principally additional paid-in capital)	15,755	15,319
Accumulated deficit	(70,610)	(39,392)
Accumulated other comprehensive loss	(32,316)	(13,964)

Total stockholders’ deficit	(86,154)	(37,094)

Total liabilities, minority interests, and stockholders’ deficit	$91,047	$148,883

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net loss	$(30,860)	$(38,732)	$(1,978)
Less income from discontinued operations	—	4,565	445

Loss from continuing operations	(30,860)	(43,297)	(2,423)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operating activities
Depreciation, impairments and amortization expense	10,014	9,513	10,885
Mortgage servicing rights and premium amortization	—	—	1,021
Goodwill impairment	610	—	828
Delphi related charges	4,797	1,547	500
Foreign currency (gain)/loss	(1,705)	661	337
Loss on sale of 51% interest in GMAC	—	—	2,910
Impairment of investments in GMAC Common and Preferred Membership Interests	8,100	—	—
Undistributed earnings of nonconsolidated affiliates	(727)	293	(135)
Provision for credit financing losses	—	—	1,799
Net gains on sale of credit receivables	—	—	(1,256)
Net gains on sale of investment securities	—	—	(1,006)
OPEB expense	(2,115)	2,362	3,567
OPEB payments	(3,831)	(3,751)	(3,802)
VEBA/401(h) withdrawals	1,355	1,694	3,061
Pension expense	4,862	1,799	4,911
Pension contributions	(1,067)	(937)	(1,032)
Retiree lump sum and vehicle voucher expense, net of payments	—	—	(325)
Net change in mortgage loans	—	—	(21,578)
Net change in mortgage securities	—	—	427
Provisions for deferred taxes	1,163	36,977	(4,166)
Change in other investments and miscellaneous assets	(366)	663	(477)
Change in other operating assets and liabilities, net of acquisitions and disposals	94	(3,412)	(8,512)
Other	(2,389)	3,395	2,116

Net cash provided by (used in) continuing operating activities	(12,065)	7,507	(12,350)
Cash provided by discontinued operating activities	—	224	591

Net cash provided by (used in) operating activities	$(12,065)	$7,731	$(11,759)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(Dollars in millions)

	Years Ended December 31,
	2008	2007	2006
Cash flows from investing activities
Expenditures for property	$(7,530)	$(7,542)	$(7,902)
Investments in marketable securities, acquisitions	(3,771)	(10,155)	(28,062)
Investments in marketable securities, liquidations	5,866	8,119	31,081
Operating leases, acquisitions	—	—	(17,070)
Operating leases, liquidations	3,610	3,165	7,039
Net change in mortgage servicing rights	—	—	(61)
Increase in finance receivables	—	—	(1,160)
Proceeds from sale of finance receivables	—	—	18,374
Proceeds from sale of 51% interest in GMAC	—	—	7,353
Proceeds from sale of discontinued operations	—	5,354	—
Proceeds from sale of business units/equity investments	232	—	10,506
Proceeds from sale of real estate, plants, and equipment	347	332	546
Capital contribution to GMAC	—	(1,022)	—
Investments in companies, net of cash acquired	(1)	(46)	(357)
Change in notes receivable	(430)	34	(36)
Change in restricted cash	(87)	23	(530)
Other	—	—	5

Net cash provided by (used in) continuing investing activities	(1,764)	(1,738)	19,726
Cash used in discontinued investing activities	—	(22)	(31)

Net cash provided by (used in) investing activities	(1,764)	(1,760)	19,695
Cash flows from financing activities
Net increase (decrease) in short-term borrowings	(4,100)	(5,749)	7,030
Borrowings on the UST Loan Facility	4,000	—	—
Borrowings of long-term debt	5,928	2,131	79,566
Payments made on long-term debt	(1,702)	(1,403)	(92,290)
Cash dividends paid to stockholders	(283)	(567)	(563)
Other	—	—	2,487

Net cash provided by (used in) continuing financing activities	3,843	(5,588)	(3,770)
Cash provided by (used in) discontinued financing activities	—	(5)	3

Net cash provided by (used in) financing activities	3,843	(5,593)	(3,767)
Effect of exchange rate changes on cash and cash equivalents	(778)	316	365

Net increase (decrease) in cash and cash equivalents	(10,764)	694	4,534
Cash and cash equivalents retained by GMAC upon disposal	—	—	(11,137)
Cash and cash equivalents at beginning of the year	24,817	24,123	30,726

Cash and cash equivalents at end of the year	$14,053	$24,817	$24,123

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2008, 2007 and 2006

(In millions)

	Shares of Common Stock	Capital Stock	Capital Surplus	Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2006	566	$943	$15,285		$2,749	$(4,535)	$14,442
Net loss	—	—	—	$(1,978)	(1,978)	—	(1,978)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	175	—	—	—
Unrealized loss on derivatives	—	—	—	(249)	—	—	—
Unrealized loss on securities	—	—	—	(504)	—	—	—
Defined benefit plans, net (Note 24)	—	—	—	(67)	—	—	—

Other comprehensive loss	—	—	—	(645)		(645)	(645)

Comprehensive loss				$(2,623)

Cumulative effect of a change in accounting principle — adoption of SFAS No. 158, net of tax	—	—	—		—	(16,946)	(16,946)
Cumulative effect of a change in accounting principle — adoption of SFAS No. 156, net of tax	—	—	—		(13)	—	(13)
Stock options	—	—	51		—	—	51
Cash dividends paid	—	—	—		(563)	—	(563)

Balance at December 31, 2006	566	943	15,336		195	(22,126)	(5,652)
Net loss	—	—	—	$(38,732)	(38,732)	—	(38,732)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	1,000	—	—	—
Unrealized loss on derivatives	—	—	—	(38)	—	—	—
Unrealized loss on securities	—	—	—	(17)	—	—	—
Defined benefit plans, net (Note 24)	—	—	—	6,064	—	—	—

Other comprehensive income	—	—	—	7,009	—	7,009	7,009

Comprehensive loss				$(31,723)

Effects of accounting change regarding pension plans and OPEB plans measurement dates pursuant to SFAS No. 158, net of tax	—	—	—		(425)	1,153	728
Cumulative effect of a change in accounting principle — adoption of FIN No. 48, net of tax	—	—	—		137	—	137
Stock options	—	—	55		—	—	55
Conversion of GMAC Preferred Membership Interests (Note 9)	—	—	27		—	—	27
Cash dividends paid	—	—	—		(567)	—	(567)
Purchase of convertible note hedge (Note 15)	—	—	(99)		—	—	(99)

Balance at December 31, 2007	566	943	15,319		(39,392)	(13,964)	(37,094)
Net loss	—	—	—	$(30,860)	(30,860)	—	(30,860)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	(1,155)	—	—	—
Unrealized loss on derivatives	—	—	—	(811)	—	—	—
Unrealized loss on securities	—	—	—	(298)	—	—	—
Defined benefit plans, net (Note 24)	—	—	—	(16,088)	—	—	—

Other comprehensive loss	—	—	—	(18,352)	—	(18,352)	(18,352)

Comprehensive loss				$(49,212)

Effects of GMAC LLC adoption of SFAS No. 157 and No. 159 (Note 9)	—	—	—		(76)	—	(76)
Stock options and other	—	—	32		1	—	33
Common stock issued for settlement of Series D debentures	44	74	404		—	—	478
Cash dividends paid	—	—	—		(283)	—	(283)

Balance at December 31, 2008	610	$1,017	$15,755		$(70,610)	$(32,316)	$(86,154)

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

We are primarily engaged in the worldwide production and marketing of cars and trucks. We operate in two businesses, consisting of our automotive operations, which we also refer to as Automotive, GM Automotive or GMA, that includes our four automotive segments consisting of GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP), and our financing and insurance operations (FIO). Our financing and insurance operations are primarily conducted through GMAC LLC (GMAC), a wholly-owned subsidiary through November 2006. On November 30, 2006, we sold a 51% controlling ownership interest in GMAC to a consortium of investors. After the sale, we have accounted for our remaining ownership interest in GMAC under the equity method. GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential mortgage services, automobile service contracts, personal automobile insurance coverage and selected commercial insurance coverage.

Corporate and Other (Other) includes the elimination of intersegment transactions between Corporate and Other and our Automotive segments, certain non-segment specific revenue and expenditures, including costs related to postretirement benefits for Delphi and Other retirees and certain corporate activities.

Note 2. Basis of Presentation

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have incurred significant losses from 2005 through 2008, attributable to operations and to restructurings and other charges such as support for Delphi and past, present and future cost cutting measures. We have managed our liquidity during this time through a series of cost reduction initiatives, capital markets transactions and sales of assets. However, the global credit market crisis has had a dramatic effect on our industry. In the second half of 2008, the increased turmoil in the mortgage and overall credit markets (particularly the lack of financing to buyers or lessees of vehicles), the continued reductions in U.S. housing values, the volatility in the price of oil, the recession in the United States and Western Europe and the slowdown of economic growth in the rest of the world created a substantially more difficult business environment. The ability to execute capital markets transactions or sales of assets was extremely limited, and vehicle sales in North America and Western Europe contracted severely and the pace of vehicle sales in the rest of the world slowed. Our liquidity position, as well as our operating performance, were negatively affected by these economic and industry conditions and by other financial and business factors, many of which are beyond our control. These conditions have not improved through January 2009, with sales of total vehicles for the U.S. industry falling to 657,000 vehicles, or a seasonally adjusted rate of 9.8 million vehicles, which was the lowest level for January since 1982. We do not believe it is likely that these adverse economic conditions, and their effect on the automotive industry, will improve significantly during 2009, notwithstanding the unprecedented intervention by governments in the United States and other countries in the global banking and financial systems.

Due to this sudden and rapid decline of our industry and sales, particularly in the three months ended December 31, 2008, we determined that, despite the far reaching actions to restructure our U.S. business, we would be unable to pay our obligations in the normal course of business in 2009 or service our debt in a timely fashion, which required the development of a new plan that depended on financial assistance from the U.S. Government. On December 31, 2008, we entered into a Loan and Security Agreement (UST Loan Agreement) with the United States Department of the Treasury (UST) pursuant to which the UST agreed to provide us with a $13.4 billion secured term loan facility (UST Loan Facility). We borrowed $4.0 billion under the UST Loan Facility on December 31, 2008, an additional $5.4 billion on January 21, 2009 and $4.0 billion on February 17, 2009. As a condition to obtaining the UST Loan Facility, we agreed to achieve certain restructuring targets within designated time frames as more fully described in Note 15.

Pursuant to the terms of the UST Loan Facility and as described more fully in Note 15, we submitted to the UST on February 17, 2009 our plan to return to profitability and to operate as a going concern (Viability Plan). In order to execute the Viability Plan, we

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have requested additional U.S. Government funding of $22.5 billion to cover our baseline scenario liquidity requirements and $30.0 billion to cover our downside sensitivity liquidity requirements. We proposed that the funding could be met through a combination of a secured term loan of $6.0 billion and preferred equity of $16.5 billion under a Viability Plan baseline scenario, representing an increase of $4.5 billion over our December 2008 request, reflecting changes in various assumptions subsequent to the December 2, 2008 submission and $9.1 billion incremental to the $13.4 billion currently outstanding. We have suggested to the UST that the current amount outstanding as of February 28, 2009 of $13.4 billion under the UST Loan Facility plus an incremental $3.1 billion requested in 2009 could be provided in the form of preferred stock. We believe this structure would provide the necessary medium-term funding we need and provide a higher return to the UST, commensurate with the higher returns the UST receives on other preferred stock investments in financial institutions. Under a Viability Plan downside sensitivity scenario, an additional $7.5 billion of funding would be required above the amounts described above, which we have requested in the form of a secured revolving credit facility. The collateral used to support the current $13.4 billion UST Loan Facility would be used to support the proposed $7.5 billion secured revolving credit facility and the $6.0 billion term loan. Our Viability Plan also assumes $7.7 billion in loans under the provisions of the Energy Independence and Security Act of 2007 (Section 136 Loans) from the Department of Energy. Our 2009 baseline vehicle sales forecast is 10.5 million vehicles in the United States and 57.5 million vehicles globally. In 2009, our liquidity, under our Baseline plan, is dependent on obtaining $4.6 billion of funding from the UST in addition to the $13.4 billion received to date; a net $2.3 billion from other non-U.S. governmental entities; the receipt of $2.0 billion in Section 136 Loans; and the sale of certain assets for net proceeds of $1.5 billion. This funding and additional amounts described above are required to provide the necessary working capital to operate our business until the global economy recovers and consumers have available credit and begin purchasing automobiles at more historical volume levels. In addition, the Viability Plan is dependent on our ability to execute the bond exchange and voluntary employee beneficiary association (VEBA) modifications contemplated in our submissions to the UST and our ability to achieve the revenue targets and execute the cost reduction and other restructuring plans. We currently have approximately $1 billion of outstanding Series D convertible debentures that mature on June 1, 2009. Our funding plan described above does not include the payment at maturity of the principal amount of these debentures. If we are unable to restructure the Series D convertible debentures prior to June 1, 2009, or otherwise satisfactorily address the payment due on June 1, 2009, a default would arise with respect to payment of these obligations, which could also trigger cross defaults in other outstanding debt, thereby potentially requiring us to seek relief under the U.S. Bankruptcy Code.

The following is a summary of significant cost reduction and restructuring actions contemplated by the Viability Plan:

U.S. Brands and Nameplates – We will focus our resources in the U.S. primarily on our core brands: Chevrolet, Cadillac, Buick and GMC. Of the remaining brands, Pontiac — which is part of the Buick-Pontiac-GMC retail channel — will be a highly focused niche brand. HUMMER is subject to a strategic review including its potential sale. A HUMMER sale or phase out decision will be made in the three months ended March 31, 2009, with final resolution expected no later than 2010. Saturn will remain in operation through the end of the planned lifecycle for all Saturn products (2010-2011). In the interim, should Saturn retailers as a group or other investors present a plan that would allow a spin-off or sale of Saturn Distribution Corporation, an indirect wholly-owned subsidiary, we would be open to any such possibility. If a spin-off or sale does not occur, we intend to phase out the Saturn brand at the end of the current product lifecycle. On February 20, 2009, Saab Automobile AB (Saab) filed for protection under the reorganization laws in Sweden so that it could reorganize itself into a stand-alone entity independent from us.

Our product plan calls for a 25% reduction in the number of vehicle nameplates by 2012, from 48 in 2008 to 36 by 2012. We anticipate that this will lead to higher per vehicle profit as we will be able to provide additional marketing support and concentrate engineering and capital spending on higher volume vehicles.

Dealers – Due to our long operating history and legacy locations, many dealerships now operate from outdated facilities that are also no longer in the prime locations required to succeed. As a result, our broad dealer network in major markets has become a disadvantage for both the dealerships and us. We intend to reduce our dealers from 6,246 in 2008 to 4,700 in 2012, a 25% reduction and a further reduction to 4,100 by 2014. Most of this reduction will take place in metro and suburban markets where dealership overcapacity is most prevalent.

Manufacturing Operations – We will reduce the total number of powertrain, stamping and assembly plants in the U.S. from 47 in 2008 to 33 in 2012. In addition to these consolidations, we have been implementing an integrated global manufacturing strategy,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on common lean manufacturing principles and processes. Implementation of this strategy will provide for more flexible production in our assembly facilities where multiple body styles from different architectures can be built in a given plant. Flexible manufacturing enables us to respond to changing market conditions more quickly and will contribute to higher overall capacity utilization, resulting in lower fixed costs per vehicle sold and lower capital investment.

Labor Cost – We will reduce salaried employment levels by 10,000 employees during 2009; reduce U.S. salaries from 3% to 10% depending on management level of employee; and reduce salaried retiree benefits. In addition, we have negotiated the suspension of the JOBS Bank program with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW). Refer to Note 21.

In addition to these actions we have also begun negotiations with the unions that represent certain of our employees in the United States, Canada and Western Europe to further reduce our hourly labor costs. While these discussions are ongoing, we have reached a tentative agreement with the UAW, which is subject to ratification by its members, to obtain additional U.S. hourly labor cost reductions in the United States.

Asset Sales – We have been actively marketing certain assets for sale including our HUMMER brand, our AC Delco business and a transmission facility in Strasbourg, France. However, a continuation of the current global economic conditions and the lack of available credit will make it difficult to complete these transactions and it is possible that we will not receive the net proceeds as contemplated in the Viability Plan.

We are currently engaged in negotiations with the UAW and counsel for the class of GM retirees and their respective advisors to pursue modifications to the Settlement Agreement, under which responsibility for providing UAW retiree health care would permanently shift from us to a new retiree plan funded by the New VEBA, in accordance with the requirements of the UST Loan Agreement. Consistent with the terms of the UST Loan Agreement, we are seeking to convert at least half the stated value of our future payments to the New VEBA to our common stock rather than cash, with the total stated value of our VEBA payments not to exceed the amount provided under the Settlement Agreement. Extensive due diligence regarding our current situation and future prospects and plans is now underway by the UAW, class counsel and their advisors. These parties understand that the restructuring of our VEBA obligations is a necessary component of the Viability Plan and have agreed to work toward executing an agreement to modify the Settlement Agreement by March 31, 2009. We have not yet reached an agreement to restructure the VEBA payments.

We are also currently engaged in negotiations with advisors to the unofficial committee of the unsecured bondholders to reduce our public unsecured debt by not less than two-thirds through an exchange of the bonds to equity or other appropriate means in accordance with the requirements of the UST Loan Agreement. These negotiations are ongoing, and we are committed to commencing an exchange offer by March 31, 2009 as required by the UST Loan Agreement.

In addition to the request for additional funding from the UST included in our Viability Plan, the success of our Viability Plan is conditioned on financial support from non-U.S. governments to provide the necessary funding to operate our business during 2009. A summary of those items includes:

Australia – Continued local production has become more challenging due to changes in market preferences. Together with the Australian government, we have developed a plan to bring to market a new, more fuel efficient vehicle, with project funding provided by the Australian government in the form of grants of $118 million.

Canada – The Canadian market as well as our Canadian operations (GM Canada) are highly integrated into our overall North American strategy and operations. Approximately 90% of GM Canada’s production in 2008 was exported outside of Canada, primarily to the U.S. Approximately 88% of GM Canada’s domestic sales were imports from our U.S. operations. The recent unprecedented industry volume downturn in North America, coupled with a gap in cost competitiveness related to both active employees and retirees, have accelerated the need to restructure our Canadian operations in order to achieve long-term viability.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are in discussions with the Canadian Federal and Ontario Provincial governments to secure long-term financial assistance to execute the necessary restructuring actions for long-term viability. In addition, we are in discussion with the Canadian Auto Workers (CAW) union to reduce labor costs to competitive levels, and the CAW has committed to achieving an hourly cost structure that is consistent with what we ultimately negotiate with the UAW.

Our discussions with the Canadian Federal and Ontario Provincial Governments have been based on the principle of maintaining proportionate levels of manufacturing in Canada and GM Canada receiving long-term financial assistance proportional to the total support provided to us by the U.S. government.

Sweden – We have conducted a strategic review of our global Saab business and have offered it for sale. Given the urgency of stemming sizeable outflows associated with Saab operations, Saab Automobile AB filed for reorganization protection under the laws of Sweden on February 20, 2009. Because we anticipate losing our controlling interest in Saab, we anticipate that we will no longer consolidate Saab beginning in the three months ending March 31, 2009 and anticipate recording a significant loss, which may be in excess of $1.0 billion, on deconsolidation.

Europe – Europe is a highly competitive automotive market, currently unprofitable for many vehicle manufacturers, and has a costly restructuring environment. We have engaged our European labor unions to achieve $1.2 billion in cost reductions, which include several possible closures or spin-offs of manufacturing facilities in high cost locations. In addition, we are restructuring our sales organization to become more brand focused and better optimize our advertising expenses. We are also in discussions with the German Government for liquidity support to fund our operations and certain liabilities. A sustainable strategy for our European operations may include partnerships with the German Government and/or other European governments.

Asia-Pacific – Lower GDP and industry volume outlooks have prompted reconsideration of the pace of capacity expansion plans in India, which had been planned to be self-funded. In addition, two sizeable manufacturing expansion projects in Thailand — for tooling and assembly of a new midsized pickup model, and for a diesel engine facility — are no longer feasible without support from the Government of Thailand and local banks, or other partners, and are suspended indefinitely.

The success of our Viability Plan necessarily depends on global economic conditions and the level of automotive sales, particularly in the United States and Western Europe. Our plans also assume that we will not be required to provide additional financial support to Delphi or GMAC beyond the level contemplated in the Viability Plan and that our trade suppliers will continue to conduct business with us on terms consistent with historical practice. Our suppliers might respond to an apparent weakening of our liquidity position and to address their own liquidity needs by requesting faster payment of invoices or other assurances. If this were to happen, our need for cash would be intensified and we might be unable to make payments to our suppliers as they become due. We believe supplier liquidity issues could potentially arise as soon as March 2009, as suppliers restart operations after a period of limited or reduced production in January and February 2009.

Our ability to continue as a going concern is dependent on many events outside of our direct control, including, among other things, approval of the Viability Plan by the UST; obtaining additional financing from the UST, other governmental entities or other sources to continue operations; the successful execution of the restructuring actions discussed above; successful negotiation with the UAW to reduce our labor costs and funding obligations for retiree health care; our ability to successfully complete the debt exchange offer contemplated in our Viability Plan; our ability to continue to procure the necessary parts from Delphi; GMAC’s ability to continue to provide financing to our dealers and customers; and consumers’ purchasing our products in substantially higher volumes. Our significant recent operating losses and negative cash flows, negative working capital, stockholders’ deficit and the uncertainty of UST approval of the Viability Plan, the UST funding of the Viability Plan and successful execution of our Viability Plan, among other factors, raise substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

Our consolidated financial statements include our accounts and those of our subsidiaries that we control due to ownership of a majority voting interest. In addition, we consolidate variable interest entities (VIE) for which we are the primary beneficiary. Our

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share of earnings or losses of nonconsolidated affiliates are included in our consolidated operating results using the equity method of accounting when we are able to exercise significant influence over the operating and financial decisions of the affiliate. We use the cost method of accounting if we are not able to exercise significant influence over the operating and financial decisions of the affiliate. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2007 and 2006 financial information to conform to the current period presentation.

Use of Estimates in the Preparation of the Financial Statements

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

Note 3. Significant Accounting Policies

Revenue Recognition

Automotive Sales

Automotive sales consist primarily of revenue generated from the sale of vehicles. Vehicle sales are recorded when title and risks and rewards of ownership have passed, which is generally when a vehicle is released to the carrier responsible for transporting it to a dealer and when collectability is reasonably assured. Provisions for recurring dealer and customer sales and leasing incentives, consisting of allowances and rebates, are recorded as reductions to Automotive sales at the time of vehicle sales. All other incentives, allowances, and rebates related to vehicles previously sold are recognized as reductions to Automotive sales when announced.

Vehicle sales to daily rental car companies with guaranteed repurchase obligations are accounted for as operating leases. Estimated lease revenue is recognized ratably over the term of the lease based on the difference between net sales proceeds and the guaranteed repurchase amount. The difference between the cost of the vehicle and estimated residual value is depreciated on a straight-line basis over the estimated term of the lease agreement.

Sales of parts and accessories to GM dealers are recognized when the goods arrive at the dealership, and when collectability is reasonably assured. Sales of aftermarket products and powertrain components are recognized when title and risks and rewards of ownership have passed, which is generally when the product is released to the carrier responsible for transporting them to the customer.

Revenue from OnStar, our customer subscriptions related to comprehensive in-vehicle security, communications, and diagnostic systems in our vehicles, is deferred and recognized on a straight-line basis over the subscription period. We offer a one-year OnStar subscription as part of the sale or lease of a new vehicle. The fair value of the subscription is recorded as deferred revenue when a vehicle is sold, and amortized over the one-year subscription period. Prepaid minutes for our Hands-Free Calling system are deferred and recognized on a straight-line basis over the life of the contract.

Payments received from banks for credit card programs in which we have a redemption liability are recognized on a straight-line basis over the estimated period of time the customer will accumulate and redeem their rebate points. Currently, this time period is estimated to be 60 months for the majority of our credit card programs. This redemption period is reviewed periodically to determine if it remains appropriate. We estimate and accrue the redemption liability anticipated to be paid to the dealer at the time specific vehicles are sold to the dealer. The redemption cost is classified as a reduction of Automotive sales.

Financial Services and Insurance Revenue

Financial services revenue in 2006 consists of revenue generated through the purchase of retail installment loans, providing dealer floor plan financing and other lines of credit to dealers, fleet leasing, and factoring of receivables. Financing revenue is recorded using

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the interest method of accounting over the terms of the receivables. Income from operating lease assets is recognized on a straight-line basis over the term of the lease agreement.

Insurance revenue in 2006 consists of premiums earned over the terms of the policies. Commissions, premium taxes, and other costs incurred in acquiring new business are deferred and amortized on the same basis as premiums are earned over the terms of the related policies.

Mortgage service revenue in 2006 is generated through the origination, purchase, servicing, sale and securitization of consumer (i.e., residential) and commercial mortgage loans, and other mortgage related products. Typically, mortgage loans are originated and sold to investors in the secondary market, including securitization sales.

Advertising

Advertising costs of $5.3 billion, $5.5 billion and $5.4 billion in 2008, 2007 and 2006, respectively, were expensed as incurred.

Research and Development Expenditures

Research and development expenditures of $8.0 billion, $8.1 billion, and $6.6 billion in 2008, 2007 and 2006, respectively, were expensed as incurred.

Property, net

Property, plant and equipment, including internal use software, is recorded at cost. Major improvements that extend the useful life of property are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. At January 1, 2001, we adopted the straight-line method of depreciation for real estate, facilities and equipment placed in service after that date. Assets placed in service before January 1, 2001 continue to be depreciated using accelerated methods. The accelerated methods accumulate depreciation of approximately two-thirds of the depreciable cost in the first half of the estimated useful lives of property groups as compared to the straight-line method, which allocates depreciable costs equally over the estimated useful lives of property groups. Leasehold improvements are amortized over the period of lease or the life of the asset, whichever is shorter.

Upon retirement or disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in earnings.

Special Tools

Special tools represent product-specific tools, dies, molds and other items used in the manufacturing process of vehicles. Expenditures for special tools are capitalized and amortized using the straight-line method over their estimated useful lives which range from one year to 10 years.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. We test goodwill for impairment annually, utilizing a two-step process, at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The first step of the impairment test requires the identification of our reporting units, and comparison of the fair value of each of these reporting units to their respective carrying value. The fair values of the reporting units are determined based on valuation techniques using the best information that is available, such as discounted cash flow projections. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill. The annual impairment tests are performed in the fourth quarter of each year. Our reporting units are GMNA, GME, GMAP, GMLAAM and FIO, which correspond to our segments.

In the three months ended December 31, 2008, 2007, and 2006, we performed our annual goodwill impairment analysis of our reporting units. Based on our analysis, in the three months ended December 31, 2008, charges of $154 million and $456 million were recorded to impair the goodwill in our GMNA and GME reporting units, respectively. These charges were the result of a sharply reduced forecast of our automotive sales in these regions in the near- and medium-term, as more fully described in Note 2. We determined fair values by discounting the estimated future cash flows consistent with and derived from our Viability Plan for each reporting unit, using discount rates commensurate with the risk involved. After recording these impairment charges, we have no remaining goodwill on our balance sheet at December 31, 2008. Previously, as a result of deteriorating market conditions in the three months ended June 30, 2008 we performed a goodwill impairment analysis on our GMNA reporting unit, and concluded that no adjustment to the carrying value of goodwill was necessary. No goodwill impairment charges were recorded in 2007. Based on our analysis, in 2006 we recognized a goodwill impairment charge of $828 million related to our GMAC Commercial Finance reporting unit.

Other intangible assets, which include customer lists, trademarks, intellectual property rights and other identifiable intangible assets, are amortized on a straight-line basis over their estimated useful lives, which are generally three to 15 years.

Valuation of Long-Lived Assets

When events and circumstances warrant, we evaluate the carrying value of long-lived assets to be held and used in the business, other than goodwill and other intangible assets with indefinite lives and assets held for sale. If the carrying value of a long-lived asset group is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value for assets to be held and used. Assets classified as held for sale are recorded at the lower of carrying value or fair value less cost to sell. Fair value is determined primarily using the anticipated cash flows consistent with and derived from our Viability Plan discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of other than by sale are considered held for use until disposition.

As a result of triggering events, primarily decreased volumes and deteriorating economic conditions, we tested certain long-lived assets for impairment in 2008, 2007, and 2006. Based on our analysis, we recorded long-lived asset impairment charges of $1.0 billion, $259 million and $685 million in 2008, 2007 and 2006, respectively.

Valuation of Cost and Equity Method Investments

When events and circumstances warrant, equity investments accounted for under the cost or equity method of accounting are evaluated for impairment. An impairment charge is recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. In determining if a decline is other than temporary we consider such factors as the length of time and extent to which the fair value of the investment has been less than the carrying amount of the equity affiliate, the near-term and longer-term operating and financial prospects of the affiliate and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery.

Equipment on Operating Leases, net

Equipment on operating leases, net is reported at cost, less accumulated depreciation and net of origination fees or costs. Estimated income from operating lease assets, which includes lease origination fees, net of lease origination costs, is recognized as operating lease revenue on a straight-line basis over the term of the lease agreement. Depreciation of vehicles is generally provided on a straight-line basis to an estimated residual value over the term of the lease agreement.

We have significant investments in vehicles in our operating lease portfolios and are exposed to changes in the residual values of those assets. The residual values represent an estimate of the values of the assets at the end of the lease contracts and are determined

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by consulting an independently published residual value guide. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and may make adjustments to the extent the expected value of the vehicle at lease termination changes. The adjustment may be in the form of revisions to the depreciation rate or recognition of an impairment charge. Impairment is determined to exist if the undiscounted expected future cash flows are lower than the carrying value of the asset. When a lease vehicle is returned to us, the asset is reclassified from Equipment on operating leases, net to Inventory at the lower of cost or estimated fair value, less costs to sell.

For operating leases arising from vehicles sold to dealers, the adjustment is made to the estimate of marketing incentive accruals for residual support programs initially recognized when vehicles are sold to dealers. Refer to Note 22 and Note 27.

Foreign Currency Transactions and Translation

The assets and liabilities of our foreign subsidiaries, using the local currency as their functional currency, are translated to U.S. Dollars based on the current exchange rate prevailing at each balance sheet date and any resulting translation adjustments are included in Other comprehensive loss. The assets and liabilities of our foreign subsidiaries which do not use the local currency as their functional currency are remeasured from their local currency to their functional currency, and then translated to U.S. Dollars. Our revenue and expenses are translated into U.S. Dollars using the average exchange rates prevailing for each period presented.

Gains and losses arising from foreign currency transactions, which include the effects of remeasurement discussed above, are included in Automotive cost of sales. The effects of foreign currency transactions were a gain of $1.7 billion, a loss of $661 million and a loss of $337 million in 2008, 2007 and 2006, respectively.

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

Environmental Costs

We record a liability for environmental remediation costs when a loss is probable and can be reasonably estimated. For environmental sites where there are potentially multiple responsible parties, we record a liability for the allocable share of the costs related to our involvement with the site, as well as an allocable share of costs related to insolvent parties or unidentified shares, neither of which are reduced for possible recoveries from insurance carriers. For environmental sites where we are the only potentially responsible party, we record a liability for the total estimated costs of remediation before consideration of recovery from insurers or other third parties. The process of estimating environmental remediation liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remediation and technology will be required, and the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites.

We have an established process to develop our environmental reserve that is used globally. This process consists of a number of phases that begins with visual site inspections and an examination of historical site records. Once a potential problem is identified, physical sampling of the site, which may include analysis of ground water and soil borings, is performed. The evidence obtained is then evaluated and based upon this evaluation a remediation strategy is developed and submitted to the appropriate regulatory body for approval. The final phase of this process involves the commencement of remediation activities according to the approved plan.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When applicable, we also include in our estimated environmental liabilities costs for ongoing operating, maintenance, and monitoring at environmental sites where remediation has been put in place. Liabilities that have fixed or reliably determinable cash flows are discounted using a risk-free rate of return over the periods in which the ongoing maintenance is expected to occur, generally five to 30 years. Subsequent adjustments to initial estimates are recorded as necessary based upon additional information developed in subsequent periods. In future periods, new laws or regulations, advances in remediation technologies and additional information about the ultimate remediation methodology to be used could significantly change our estimates.

Cash Equivalents

Cash equivalents are defined as short-term, highly-liquid investments with original maturities of 90 days or less.

Marketable Securities

Marketable securities are classified as available-for-sale, except for certain mortgage-related securities, which are classified as held-to-maturity. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of related income taxes, in Accumulated other comprehensive loss until realized. Held-to-maturity securities are recorded at amortized cost. We determine realized gains and losses using the specific identification method.

Derivative Instruments

We are party to a variety of foreign currency exchange rate, interest rate, and commodity derivative contracts entered into in connection with the management of our exposure to fluctuations in foreign currency exchange rates, interest rates, and certain commodity prices. These financial exposures are managed in accordance with corporate policies and procedures.

All derivatives are recorded at fair value in the consolidated balance sheets. Effective changes in fair value of derivatives designated as cash flow hedges are recorded in net unrealized gains (losses) on derivatives within a separate component of Other comprehensive income (loss). Amounts are reclassified from Accumulated other comprehensive income (loss) when the underlying hedged item affects earnings. All ineffective changes in fair value are recorded currently in earnings. Changes in fair value of derivatives designated as fair value hedges are recorded currently in earnings offset by changes in fair value of the hedged item to the extent the derivative was effective. Changes in fair value of derivatives not designated as hedging instruments are recorded currently in earnings. The earnings effect resulting from the change in fair value of our derivative instruments is recorded in the same line item in the consolidated statements of operations as the underlying exposure being hedged. We also classify the cash flows from derivative instruments in the same categories as the hedged items in the consolidated statement of cash flows.

As part of our quarterly tests for hedge effectiveness during the fourth quarter of 2008, we were unable to conclude that our cash flow and fair value hedging relationships continued to be highly effective. Therefore, we discontinued the application of hedge accounting for derivative instruments used in cash flow and fair value hedging relationships. Refer to Note 17 for additional information related to our derivative activities.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Early Retirement Programs

We offer an early retirement program to certain employees located in the GME region that allows these employees to transition from employment into retirement before their legal retirement age. Eligible employees who elect to participate in this pre-retirement leave program work full time in half of the pre-retirement period, the active period, and then do not work for the remaining half, the inactive period, and receive 50% of their salary in this pre-retirement period. These employees also receive a bonus equal to 35% of their annual net pay at the beginning of the pre-retirement period. Additionally, we are required to make contributions into the German government pension program for participants in the pre-retirement period, and are entitled to a government subsidy if certain conditions are met. To date we have not been entitled to any program subsidy.

On January 1, 2006, we adopted EITF No. 05-5, “Accounting for Early Retirement or Postemployment Programs with Specific Features,” and began recognizing the bonus and additional contributions into the German government pension plan (collectively, additional compensation) over the period from when the employee signed the program contract until the end of the employee’s active service period. Prior to 2006, we recognized the full additional compensation in the fiscal year prior to the employee entering the active service period. The change, reported as a change in accounting estimate effected by a change in accounting principle, resulted in additional compensation expense of $68 million in 2006.

Accounting for Extended Disability Benefits

We accrue for estimated extended disability benefits ratably over the employees’ active service period using the measurement provisions similar to those used to measure our other postretirement benefits (OPEB) obligations. The liability consists of the future obligations for income replacement, healthcare costs and life insurance premiums for employees currently disabled and those in the active workforce who may become disabled. We estimate future disabilities in the current workforce using actuarial methods based on historical experience.

Labor Force

On a worldwide basis, we have a concentration of our workforce working under the guidelines of unionized collective bargaining agreements. The current labor contract with the UAW is effective for a four-year term that began in October 2007 and expires in September 2011. The contract included a $3,000 lump sum payment in 2007 and performance bonuses of 3.0%, 4.0% and 3.0% of wages in 2008, 2009 and 2010, respectively, for each UAW employee. We amortize these payments over the 12-month period following the respective payment dates. Active UAW employees and current retirees and surviving spouses were also granted pension benefit increases. Refer to Note 16.

Our previous UAW labor contract was effective for a four-year term that began in October 2003 and expired in September 2007. This contract provided for a $3,000 lump sum payment for each UAW employee that was paid in October 2003 and a 3.0% performance bonus for each UAW employee, which was paid in October 2004. We amortized these payments over the 12-month period following the respective payment dates.

Changes in Accounting Principles

Accounting for Servicing of Financial Assets

On January 1, 2006 we adopted SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140,” which: (1) provides revised guidance on when a servicing asset and servicing liability should be recognized; (2) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable; (3) permits an entity to elect to measure servicing assets and liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; (4) provides upon initial adoption, a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting a company’s exposure to changes in the fair value of servicing assets

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the balance sheet and additional disclosures. We recorded a reduction to Retained earnings at January 1, 2006 of $13 million as a cumulative effect of a change in accounting principle for the adoption of SFAS No. 156.

Fair Value Measurements

On January 1, 2008 we adopted SFAS No. 157, “Fair Value Measurements,” which provides a consistent definition of fair value that focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over company-specific inputs. SFAS No. 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the observable inputs to the valuation of an asset or liability at the measurement date. The standard also requires that a company consider its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. In February 2008 the FASB approved FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP No. FAS 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. We have decided to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The effect of our adoption of SFAS No. 157 on January 1, 2008 was not material and no adjustment to Accumulated deficit was required. Refer to Note 9 for the effect the adoption of this standard by GMAC had on our financial condition. Refer to Note 20 for more information regarding the effect of our adoption of SFAS No. 157 with respect to financial assets and liabilities. We are currently unable to quantify the effect, if any, that the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities will have on our financial condition and results of operations.

In October 2008 the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which clarifies the application of SFAS No. 157 in determining the fair value of a financial asset in a market that is not active. The effect of applying the guidance in FSP No. 157-3 beginning September 30, 2008 was insignificant.

The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115

On January 1, 2008 we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” which permits a company to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. We have not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value. Therefore, the adoption of this standard has had no effect on our results of operations. Refer to Note 9 for the effect the adoption of this standard by GMAC had on our financial condition.

Accounting for Uncertainty in Income Taxes

On January 1, 2007 we adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN No. 48 requires that the tax effect(s) of a position be recognized only if it is more likely than not to be sustained based solely on its technical merits at the reporting date. The more likely than not threshold represents a positive assertion by management that a company is entitled to the economic benefit of a tax position. If a tax position is not considered more likely than not to be sustained based solely on its technical merits, no benefits of the tax position are recognized. The more likely than not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN No. 48, companies were required to adjust their financial statements to reflect only those tax positions that are more likely than not to be sustained. We adopted FIN No. 48 at January 1, 2007, and recorded an increase to Retained earnings of $137 million as a cumulative effect of a change in accounting principle with a corresponding decrease to our liability for uncertain tax positions.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

We recognized the funded status of our benefit plans at December 31, 2006 in accordance with the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” Additionally, we elected to adopt early the measurement date provisions of SFAS No. 158 at January 1, 2007. Those provisions require the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. Refer to Note 16.

Accounting Standards Not Yet Adopted

Business Combinations

In December 2007 the FASB issued SFAS No. 141(R), “Business Combinations,” which retained the underlying concepts under existing standards that all business combinations be accounted for at fair value under the acquisition method of accounting. However, SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects. SFAS No. 141(R) will require that: (1) for all business combinations, the acquirer record all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain pre-acquisition contingent assets and liabilities acquired be recognized at their fair values on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value be recognized in earnings until settled; (4) acquisition-related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5) in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be re-measured to their acquisition-date fair values, with any gain or loss recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) should also apply the provisions of this standard. Once effective, this standard will be applied to all future business combinations.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” which amends ARB No. 51, “Consolidated Financial Statements,” to establish new standards that will govern the accounting for and reporting of noncontrolling interests in partially-owned consolidated subsidiaries and the loss of control of subsidiaries. Also, SFAS No. 160 requires that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (2) losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interests be treated as equity transactions if control is maintained; (4) any gain or loss be recognized in earnings; and (5) the noncontrolling interest’s share be recorded at the fair value of net assets acquired, plus its share of goodwill. SFAS No. 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively.

The most significant effect of SFAS No. 160, at adoption, will be to reclassify retrospectively our minority interest ($814 million at December 31, 2008) from a liability to a separate component of stockholders’ deficit, and to reclassify retrospectively income attributable to minority interest from an adjustment before net income to an allocation after net income to the noncontrolling interest ($108 million in 2008). This will decrease our previously reported stockholders’ deficit for all periods presented.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” which expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires additional disclosures regarding: (1) how and why a company uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133; and (3) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. In addition, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives described in the context of a company’s risk exposures, quantitative disclosures about the location and fair value of derivative instruments and associated gains and losses, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008.

Accounting for Convertible Debt Instruments

In May 2008 the FASB ratified FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement),” which requires issuers of convertible debt securities within its scope to separate these securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. FSP No. APB 14-1 will require that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. We estimate that upon adoption, interest expense will increase for all periods presented with fiscal year 2009 pre-tax interest expense increasing by approximately $90 million based on our current level of indebtedness.

Participating Share-Based Payment Awards

In June 2008 the FASB ratified FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods. We do not anticipate that the adoption of FSP No. EITF 03-6-1 will have an effect on our previously reported losses per share from 2006 to 2008, nor on our anticipated 2009 loss per share as: (1) our participating securities do not participate in our losses; and (2) we have incurred losses since 2006.

Determination of Whether an Equity-Linked Financial Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock

In June 2008 the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” which requires that an instrument’s contingent exercise provisions be analyzed first. If this evaluation does not preclude consideration of an instrument as indexed to the company’s own stock, the instrument’s settlement provisions are then analyzed. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and requires reporting of a cumulative effect of a change in accounting principle to retained earnings for all instruments existing at the effective date to the balance of retained earnings. We currently do not anticipate adoption of EITF No. 07-5 will have a significant effect on our consolidated financial statements.

Accounting for Collaborative Arrangements

In December 2007 the FASB ratified EITF No. 07-1, “Accounting for Collaborative Arrangements,” which requires revenue generated and costs incurred by the parties in a collaborative arrangement be reported in the appropriate line in each company’s

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements pursuant to the guidance in EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and not account for such arrangements using the equity method of accounting. EITF No. 07-1 also includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, and the amount and income statement classification of collaboration transactions between the parties. EITF No. 07-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively (if practicable) to all prior periods presented for all collaborative arrangements existing at the effective date. We do not anticipate the adoption of EITF No. 07-1 will have a significant effect on our consolidated financial statements.

Accounting by Lessees for Maintenance Deposits

In June 2008 the FASB ratified EITF No. 08-3, “Accounting by Lessees for Maintenance Deposits,” which specifies that maintenance deposits that are contractually and substantively related to maintenance of leased assets, and which are refundable only if the lessee performs specified maintenance activities, shall be accounted for as deposit assets. EITF No. 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, with recognition of a cumulative effect of a change in accounting principle to the opening balance of retained earnings for the first year presented.

Note 4. Disposal of Businesses

Sale of Allison Transmission Business

In August 2007, we completed the sale of the commercial and military operations of our Allison business, formerly a division of our Powertrain Operations. The negotiated purchase price of $5.6 billion in cash plus assumed liabilities was paid at closing. The purchase price was subject to adjustment based on the amount of Allison’s net working capital and debt on the closing date, which resulted in an adjusted purchase price of $5.4 billion. A gain on the sale of Allison in the amount of $5.3 billion, $4.3 billion after-tax, inclusive of the final purchase price adjustments, was recognized in 2007. Allison designs and manufactures commercial and military automatic transmissions and is a global provider of commercial vehicle automatic transmissions for on-highway vehicles, including trucks, specialty vehicles, buses and recreational vehicles, off-highway and military vehicles, as well as hybrid propulsion systems for transit buses. We retained the Powertrain Operations’ facility near Baltimore, Maryland which manufactures automatic transmissions primarily for our trucks and hybrid propulsion systems.

The results of operations and cash flows of Allison have been reported in the consolidated financial statements as Discontinued operations for 2007 and 2006. Historically, Allison was reported within GMNA in our automotive business.

The following table summarizes the results of discontinued operations:

	Years Ended December 31,
	2007	2006
	(Dollars in millions)
Net sales	$1,225	$2,142
Income from discontinued operations before income taxes	$404	$706
Income tax provision	$148	$261
Income from discontinued operations, net of tax	$256	$445
Gain on sale of discontinued operations, net of tax	$4,309	$—

As part of the transaction, we entered into an agreement with the buyers of Allison whereby we may provide the new parent company of Allison with contingent financing of up to $100 million. Such financing would be made available if, during a defined period of time, Allison was not in compliance with its financial maintenance covenant under a separate credit agreement. Our financing would be contingent on the stockholders of the new parent company of Allison committing to provide an equivalent amount of funding to Allison, either in the form of equity or a loan, and, if a loan, such loan would be granted on the same terms as our loan to

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the new parent company of Allison. At December 31, 2008 we have not provided financing pursuant to this agreement. This commitment expires on December 31, 2010. Additionally, both parties have entered into non-compete arrangements for a term of 10 years in the United States and for a term of five years in Europe.

Sale of 51% Controlling Interest in GMAC

In November 2006, we completed the GMAC Transaction for a purchase price of $7.4 billion from FIM Holdings. FIM Holdings is a consortium of investors including Cerberus FIM Investors LLC, Citigroup Inc., Aozora Bank Limited, and a subsidiary of The PNC Financial Services Group, Inc. We retained a 49% interest in GMAC’s Common Membership Interests. In addition, FIM Holdings purchased 555,000 of GMAC’s Preferred Membership Interests for a cash purchase price of $500 million, and we purchased 1,555,000 Preferred Membership Interests for a cash purchase price of $1.4 billion. The total value of the cash proceeds and distributions to us after repayment of certain intercompany obligations, and before we purchased the Preferred Membership Interests of GMAC was expected to be $14.0 billion over three years, comprised of the $7.4 billion purchase price and a $2.7 billion cash dividend at closing, and other transaction related cash flows including the monetization of certain retained assets. In January 2007, we made a capital contribution to GMAC of $1.0 billion to restore its adjusted tangible equity balance to the contractually required amount due to the decrease in the adjusted tangible equity balance of GMAC at November 30, 2006.

For the eleven months ended November 30, 2006, GMAC’s earnings and cash flows are fully consolidated in our consolidated statements of operations and consolidated statements of cash flows. After November 30, 2006, our remaining 49% interest in GMAC’s Common Membership Interests is recorded as an equity method investment. Also, our interest in GMAC’s Preferred Membership Interests is recorded as a cost method investment in Other assets. Refer to Note 12.

As part of the agreement, we retained an option, for 10 years after the closing date, to repurchase from GMAC certain assets related to the automotive finance business of the North American Operations and International Operations of GMAC. No value was assigned to this option. As part of GMAC’s conversion to bank holding company (BHC) status, the call option was terminated. We also entered into a number of agreements with GMAC that were intended to continue the mutually-beneficial global relationship between us and GMAC. In December 2008 we signed a preliminary term sheet with GMAC in connection with GMAC’s application to become a BHC, which indicated our intention to amend the terms of the sale agreement, including terminating the call option, within 90 days of GMAC becoming a BHC. GMAC was approved to become a BHC under the Bank Holding Company Act of 1956, as amended, in December 2008. Refer to Note 27 for additional information concerning the amendments to these arrangements.

We recognized an impairment charge of $2.9 billion in Other expenses in 2006. The charge is comprised of the write-down of the carrying value of GMAC assets that were sold on November 30, 2006, partially offset by the realization of 51% of the recognized net gains recorded in GMAC’s other comprehensive income.

Sale of GMAC Commercial Mortgage

In March 2006, through GMAC, we sold 79% of our equity in GMAC Commercial Mortgage for $1.5 billion in cash. Subsequent to the sale, the remaining interest in GMAC Commercial Mortgage is recorded using the equity method by GMAC.

Note 5. Marketable Securities

Marketable securities we hold are classified as available-for-sale, except for certain mortgage-related securities, which were classified as held-to-maturity. As part of the steps required to dissolve our National Motors Bank subsidiary, during 2008 we sold all of the mortgage-backed securities that were classified as held-to-maturity at December 31, 2007. Unrealized gains and losses, net of related income taxes, for available-for-sale securities are included as a separate component of Stockholders’ deficit. We determine cost on the specific identification basis.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding our investments in marketable securities:

	December 31, 2008				December 31, 2007
	Cost	Unrealized		Fair Value	Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
	(Dollars in millions)
Automotive and Other
Available-for-sale:
Corporate debt securities and other	$—	$—	$—	$—	$1,278	$3	$9	$1,272
United States government and agencies	13	—	—	13	559	12	—	571
Mortgage-backed securities	—	—	—	—	296	2	2	296

Total Automotive and Other	13	—	—	13	2,133	17	11	2,139

FIO
Available-for-sale:
United States government and agencies	2	—	—	2	1	—	—	1
Foreign government securities	19	—	—	19	20	1	—	21
Mortgage and asset-backed securities	63	1	—	64	33	—	—	33
Corporate debt securities and other	19	—	—	19	74	2	1	75
Equity securities	24	—	—	24	—	—	—	—

Total available-for-sale	127	1	—	128	128	3	1	130
Mortgage-backed securities held-to-maturity	—	—	—	—	84	1	—	85

Total FIO	127	1	—	128	212	4	1	215

Total consolidated	$140	$1	$—	$141	$2,345	$21	$12	$2,354

We held $4.0 billion and $14.7 billion at December 31, 2008 and 2007, respectively, of securities that were classified as cash equivalents due to maturity dates within 90 days of acquisition.

The following table summarizes the results of marketable securities transactions:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Proceeds from sales	$4,001	$955	$7,900
Gross gains from sales	$44	$10	$1,101
Gross losses from sales	$88	$4	$105

The following table summarizes the fair value of investments classified as available-for-sale debt securities by contractual maturity at December 31, 2008:

	Automotive Fair Value	FIO Fair Value
	(Dollars in millions)
Contractual Maturities of Debt Securities
Due in one year or less	$10	$17
Due after one year through five years	3	18
Due after five years through ten years	—	28
Due after ten years	—	41

Total	$13	$104

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On a monthly basis, we evaluate whether unrealized losses related to investments in debt and equity securities are temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. If losses are determined to be other than temporary, the investment carrying amount is considered impaired and adjusted to fair market value. We recorded other than temporary impairments of $62 million and $72 million on certain marketable securities in 2008 and 2007, respectively. No other than temporary impairments were recorded in 2006.

We held no investments at December 31, 2008 that were in an unrealized loss position that were not other than temporarily impaired. The following tables summarize the fair value and gross unrealized losses of investments in an unrealized loss position that were not other than temporarily impaired:

	December 31, 2007
	Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Automotive and Other
Corporate debt securities and other	$483	$9	$3	$—
Mortgage-backed securities	88	2	—	—

Total Automotive and Other	$571	$11	$3	$—

	December 31, 2007
	Less than 12 Months		12 Months or Longer
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
FIO
Corporate debt securities and other	$1	$—	$31	$1

As discussed in Note 9, we hold an investment in GMAC Preferred Membership Interests that was recorded on a cost basis in Other Assets at $43 million and $1.0 billion at December 31, 2008 and 2007, respectively. The fair value of this investment was $299 million and $933 million at December 31, 2008 and 2007, respectively. In addition, as of December 31, 2007 we held Suzuki common stock with a cost basis of $236 million and fair value of $492 million which was accounted for as a noncurrent available-for-sale marketable security and classified in Other Assets. We sold this investment in November 2008 at a loss of $12 million, which was recorded in Automotive interest income and other non-operating income, net.

Note 6. Finance Receivables and Securitizations

We generate receivables from our sales of vehicles to our dealer network, as well as from service parts and powertrain sales. Certain of these receivables are sold to wholly-owned bankruptcy-remote special purpose entities (SPE). The SPEs are separate legal entities that assume the risks and rewards of ownership of the receivables.

In September 2008, we entered into a one year revolving securitization borrowing program that provides financing of up to $197 million. The trade receivables, which serve as security under this agreement, are isolated in wholly-owned bankruptcy-remote SPEs, which in turn pledge the receivables to lending institutions. The pledged receivables are reported in Accounts and notes receivable, net and borrowings are reported as Short-term borrowings. At December 31, 2008, receivables of $145 million were pledged and borrowings of $140 million were outstanding under this program.

In addition to this securitization program, we participate in other trade receivable securitization programs, primarily in Europe. Financing providers had a beneficial interest in our pool of eligible European receivables of $16 million and $26 million at December 31, 2008 and 2007, respectively, related to those securitization programs.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since April 2006, certain other trade accounts receivables related to vehicle sales to dealers primarily in the Mid-East are pledged as collateral under an on-balance sheet securitized borrowing program. The trade receivables, which serve as security under this agreement, are isolated in a wholly-owned bankruptcy-remote SPE, which in turn pledges the receivables to lending institutions. The receivables pledged are reported in Accounts and notes receivable, net. The amount of receivables pledged under this program was $504 million and $504 million at December 31, 2008 and 2007, respectively. The outstanding borrowings under this program were $395 million and $205 million at December 31, 2008 and 2007, respectively. Such amounts are also reported as Short-term borrowings.

Prior to September 2008, when our previous securitization program expired, an SPE participated in a trade accounts receivable securitization program whereby it entered into an agreement to sell undivided interests in an eligible pool of trade receivables limited to $600 million in 2008 and 2007, directly to banks and to a bank conduit, which funded its purchases through issuance of commercial paper. The receivables under the program were sold at fair value and removed from our consolidated balance sheet at the time of sale. The loss recorded on the trade receivables sold, included in Automotive cost of sales, was $3 million, $2 million and $30 million in 2008, 2007 and 2006, respectively. The banks and the bank conduits had no beneficial interest in the eligible pool of receivables at December 31, 2007. We did not have a retained interest in the receivables sold or provide any guarantees or other credit enhancements, but performed collection and administrative functions. The gross amount of proceeds from collections reinvested in revolving securitizations was $1.6 billion, $600 million and $9.0 billion in 2008, 2007 and 2006, respectively. At December 31, 2008 no amounts remained outstanding under this program.

Securitizations of Finance Receivables and Mortgage Loans

Prior to the consummation of the GMAC Transaction, GMAC transferred to us two bankruptcy-remote subsidiaries, which functioned as SPEs that held the equity interests in 10 trusts that were parties to lease asset securitizations. The balance of lease securitization debt under these two SPEs was $1.2 billion and $4.8 billion at December 31, 2008 and 2007, respectively.

With the completion of the GMAC Transaction in 2006, GMAC’s finance receivables are no longer part of our consolidated balance sheet. Below is information on GMAC finance receivables for the eleven months ended November 30, 2006.

GMAC sold retail finance receivables, wholesale and dealer loans, and residential mortgage loans. The following discussion and related information is only applicable to the transfers of finance receivables and loans that qualified as off-balance sheet securitizations.

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

As servicer, GMAC received a monthly fee stated as a percentage of the outstanding sold receivables. Typically, for retail automotive finance receivables where GMAC was paid a fee, it concluded that the fee represented adequate compensation as a servicer and, as such, no servicing asset or liability was recognized. Considering the short-term revolving nature of wholesale loans, no servicing asset or liability was recognized upon securitization of the loans. Additionally, GMAC retained the rights to cash flows remaining after the investors in most securitization trusts have received their contractual payments. In certain retail securitization transactions, retail receivables were sold on a servicing retained basis, but with no servicing compensation and, as such, a servicing liability was established and recorded in Other liabilities.

For mortgage servicing, GMAC capitalized the value expected to be realized from performing specified residential and commercial mortgage servicing activities as mortgage servicing rights.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes gains on securitizations and certain cash flows received from and paid to securitization trusts for transfers of finance receivables and loans:

	Eleven Months Ended November 30, 2006
	Retail Finance Receivables	Wholesale Loans	Mortgage Residential
	(Dollars in millions)
Pre-tax gains on securitizations	$—	$551	$731
Cash inflow information
Proceeds from new securitizations	$3,315	$—	$56,510
Servicing fees received	$—	$166	$435
Other cash flows received on retained interests	$308	$28	$534
Proceeds from collections reinvested in revolving securitizations	$—	$89,385	$—
Repayments of servicing advances	$3	$—	$1,065
Cash outflow information
Servicing advances	$(48)	$—	$(1,125)
Purchase obligations and options
Mortgage loans under conditional call option	$—	$—	$(20)
Representations and warranties obligations	$—	$—	$(37)
Administrator or servicer actions	$(5)	$—	$(56)
Asset performance conditional calls	$—	$—	$(47)
Clean-up calls	$(242)	$—	$(1,099)

The following table summarizes key economic assumptions used in measuring the estimated fair value of retained interests of sales completed at the dates of such sales:

Eleven Months Ended November 30, 2006
	Retail Finance Receivables(a)	Residential Mortgage Loans(b)
Key assumptions (c) (rates per annum)
Annual prepayment rate (d)	0.9-1.7%	0.0-90.0%
Weighted-average life (in years)	1.4-1.5	1.1-7.2
Expected credit losses	0.4-1.0	0.0-18.3
Discount rate	9.5-16.0%	7.0-25.0%

(a)	The fair value of retained interests in wholesale securitizations approximated cost because of the short-term and floating rate nature of wholesale loans.

(b)	Included within residential mortgage loans were home equity loans and lines, high loan-to-value loans, and residential first and second mortgage loans.

(c)	The assumptions used to measure the expected yield on variable rate retained interests were based on a benchmark interest rate yield curve plus a contractual spread, as appropriate. The actual yield curve utilized varies depending on the specific retained interests.

(d)	Based on the weighted-average maturity for finance receivables and constant prepayment rate for mortgage loans and commercial mortgage securities.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GMAC hedged interest rate and prepayment risks associated with certain of the retained interests; the effects of such hedge strategies have not been considered herein. Expected static pool net credit losses include actual incurred losses plus projected net credit losses divided by the original balance of the outstandings comprising the securitization pool. The following table summarizes the expected static pool net credit losses based on its securitization transactions:

Eleven Months Ended November 31, 2006(a)
Retail automotive	0.7%
Residential mortgage	0.0-12.8%

(a)	Static pool losses not applicable to wholesale finance receivable securitizations because of their short-term nature.

Note 7. Inventories

The following table summarizes the components of inventory:

	December 31,
	2008	2007
	(Dollars in millions)
Productive material, work in process and supplies	$4,849	$6,267
Finished product, including service parts, etc.	9,426	10,095

Total inventories at FIFO	14,275	16,362
Less LIFO allowance	(1,233)	(1,423)

Total automotive and Other inventories, less allowances	13,042	14,939
FIO off-lease vehicles, included in FIO Other assets	153	254

Total consolidated inventories, less allowances	$13,195	$15,193

Inventories are valued at the lower of cost or market, with cost being determined by the LIFO method for 21% of our inventories and by the FIFO or average cost methods for all other inventories.

In accordance with our lower of cost or market analysis, we analyze inventory and adjust the carrying amount downward if it is determined to be carried above market. Market values are determined based on the category of inventory analyzed. Finished vehicle inventory is analyzed on a product line basis. Estimated selling price is based on current selling prices and takes into account general market and economic conditions, periodic reviews of current profitability of vehicles, and the effect of current incentive offers at the balance sheet date. Off-lease and other vehicles we own are compared to current auction sales proceeds. Productive material, work in process, supplies and service parts are reviewed to determine if inventory quantities are in excess of forecasted usage, or if they have become obsolete. If such analysis determines that estimated market value is less than cost, as determined on a LIFO or FIFO basis depending on our inventory costing methodology for that category of inventory, we reduce the carrying value of the affected inventory to market value.

In 2008 and 2007, U.S. LIFO eligible inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2008 and 2007 purchases, the effect of which decreased Automotive cost of sales by approximately $355 million and $100 million in 2008 and 2007, respectively.

In 2008, 2007 and 2006, we have recorded impairments of our finished goods inventories, including rental car returns and company vehicles, of $336 million, $249 million and $290 million, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Equipment on Operating Leases, net

Automotive leases relate to vehicle sales to daily rental car companies with guaranteed repurchase obligations that are accounted for as operating leases. FIO leases are leases to retail customers retained by us in the GMAC transaction.

The following table summarizes information related to Equipment on operating leases, net and the related accumulated depreciation:

	December 31,
	2008	2007
	(Dollars in millions)
Automotive and Other
Equipment on operating leases	$3,846	$5,798
Less accumulated depreciation	(483)	(515)

Net book value	3,363	5,283

FIO
Equipment on operating leases	3,565	9,313
Less accumulated depreciation	(1,344)	(2,601)

Net book value	2,221	6,712

Total consolidated net book value	$5,584	$11,995

Refer to Note 22 for additional information on impairments related to Equipment on operating leases, net.

The following table summarizes scheduled minimum rental payments to be received for Equipment on operating leases, net:

	2009	2010	2011	2012	2013
	(Dollars in millions)
Automotive and Other (a)	$—	$—	$—	$—	$—
FIO	$330	$89	$—	$—	$—

(a)	Payment is received at lease inception, and the revenue is deferred over the lease period.

Note 9. Investment in Nonconsolidated Affiliates

Our nonconsolidated affiliates are those entities in which we own an equity interest and for which we use the equity method of accounting, because we have the ability to exert significant influence over decisions relating to their operating and financial affairs.

The following table summarizes information regarding our share of net income (loss) of our nonconsolidated affiliates:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
GMAC	$916	$(1,245)	$(5)
GMAC Common Membership Interests impairments	(7,099)	—	—
Shanghai General Motors Co., Ltd and SAIC-GM-Wuling Automobile Co., Ltd	312	430	345
Others	(126)	94	168

Total equity in income (loss) of nonconsolidated affiliates	$(5,997)	$(721)	$508

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in GMAC

The following tables summarize financial information of GMAC:

	Years Ended December 31,
	2008	2007
	(Dollars in millions)
Consolidated Statements of Operations
Total financing revenue	$18,395	$21,187
Interest expense	$11,870	$14,776
Depreciation expense on operating lease assets	$5,483	$4,915
Gain on extinguishment of debt	$12,628	$563
Total other revenue	$17,050	$10,303
Total non interest expense	$11,314	$10,645
Income (loss) before income tax expense	$1,861	$(1,942)
Income tax expense (benefit)	$(7)	$390
Net income (loss)	$1,868	$(2,332)
Net income (loss) available to members	$1,868	$(2,524)

	December 31,
	2008	2007
	(Dollars in millions)
Consolidated Balance Sheets
Loans held for sale	$7,919	$20,559
Finance receivables and loans, net	$96,640	$124,759
Investment in operating leases, net	$26,390	$32,348
Other assets	$27,433	$28,255
Total assets	$189,476	$248,939
Total debt	$126,321	$193,148
Accrued expenses, deposit and other liabilities	$32,533	$29,963
Total liabilities	$167,622	$233,374
Senior preferred interests	$5,000	$—
Preferred interests	$1,287	$1,052
Total equity	$21,854	$15,565

GMAC — Conversion to Bank Holding Company and Related Transactions

As previously disclosed, in November 2006 we sold a 51% controlling interest in GMAC and retained a 49% interest which we account for under the equity method.

The adverse domestic and international market conditions in 2008 resulted in significant losses at GMAC’s mortgage lending subsidiary, Residential Capital, LLC (ResCap), while GMAC’s automotive finance operation experienced pressure from lower used vehicle prices and weaker consumer and dealer credit performance. As a result of the market conditions, GMAC tightened their credit standards and exited several markets, and it was difficult for ResCap to maintain adequate capital and liquidity levels.

GMAC took several actions to address its liquidity issues, which included submitting an application to the Board of Governors of the Federal Reserve System for approval for their wholly-owned subsidiary, GMAC Financial Services, to become a BHC under the Bank Holding Company Act of 1956, as amended. As a BHC, GMAC would have expanded opportunities for funding and access to capital, which would provide increased flexibility and stability.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In order to obtain approval to convert to BHC status, the Board of Governors of the Federal Reserve System required that we and GMAC undertake certain actions or agree to certain conditions. Our actions are described in more detail below.

Conversion of our Participation Agreement to Common Membership Interests

In June 2008, we, along with Cerberus ResCap Financing LLC (Cerberus Fund) entered into a Participation Agreement with GMAC. The Participation Agreement provided that we would fund up to $368 million in loans made by GMAC to ResCap through a $3.5 billion secured loan facility GMAC provided to ResCap (ResCap Facility), and that the Cerberus Fund would fund up to $382 million. The ResCap Facility was to expire on May 1, 2010, and all funding pursuant to the Participation Agreement was to be done on a pro-rata basis between us and the Cerberus Fund. Through December 2008, we had funded our maximum obligation under the ResCap Facility of $368 million.

In December 2008, we and FIM Holdings, as assignee of Cerberus Fund, entered into an Exchange Agreement with GMAC. Pursuant to the Exchange Agreement, we and FIM Holdings exchanged our respective amounts funded under the Participation Agreement for 79,368 Class B Common Membership Interests and 82,608 Class A Common Membership Interests, respectively. No gain or loss was recognized on the conversion as the fair value of the GMAC Common Membership Interests we received was equal to the carrying value of the Participation Agreement Interest.

Purchase of Additional Common Membership Interests

In December 2008 we and FIM Holdings entered into a subscription agreement with GMAC under which we each agreed to purchase additional Common Membership Interests in GMAC, and the UST committed to provide us with additional funding in order to purchase the additional interests. In January 2009, we entered into a loan and security agreement with the UST (UST GMAC Loan) pursuant to which we borrowed $884 million and utilized those funds to purchase 190,921 Class B Common Membership Interests of GMAC. The UST GMAC Loan is scheduled to mature on January 16, 2012 and bears interest, payable quarterly, at the same rate of interest as the loans under the UST Loan Agreement (UST Loans). The UST GMAC Loan is secured by our Common and Preferred Membership Interests in GMAC. As part of this loan agreement, the UST has the option to convert outstanding amounts into a maximum of 190,921 shares of our Class B Common Membership Interests on a pro-rata basis. As a result of this purchase, our interest in GMAC’s Common Membership Interests increased from 49% to 60%. Refer to Note 15.

Additional Commitments to Further GMAC’s Conversion to BHC Status Including Future Divestitures

In furtherance of GMAC’s effort to become a BHC, we have committed to the following:

•

The 190,921 Class B Common Membership Interests purchased with proceeds from the UST GMAC loan will be placed into one or more trusts (Treasury Trust), no later than March 24, 2009, of which we will be the beneficiary. The UST will have the right to appoint the trustee of the Treasury Trust, who will be independent of us and who will have the authority to vote and dispose of the Class B Common Membership Interests in the Treasury Trust;

•

We will hold 9.9% of our remaining economic interests directly, which currently consist of our Common and Preferred Membership Interests, and any excess Common Membership Interests will be placed into a trust we establish (GM Trust) no later than March 24, 2009, of which we will be the beneficiary. We will appoint the trustee of the GM Trust, who will be independent of us and subject to the approval of the Federal Reserve System. The trustee of the GM Trust will have the sole authority to vote and dispose of the Common Membership Interests in the GM Trust;

•	We will reduce our ownership in GMAC, including those Common Membership Interests in the Treasury and GM Trusts, to less than 10% of the voting and total equity of GMAC by December 24, 2011; and

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

We will not exercise a controlling influence on GMAC, including agreeing not to have or seek representation on GMAC’s Board of Managers, other than for one non-voting observer, and our blocking rights under the GMAC LLC agreement will be terminated. Additionally, we have agreed not to use our current 60% ownership of GMAC to exercise any controlling influence on GMAC, including its Board of Managers or its business activities.

Approval of Bank Holding Company Status

The application of GMAC Financial Services to become a BHC under the Bank Holding Company Act of 1956, as amended, was approved by the Board of Governors of the Federal Reserve System in December 2008.

GMAC — Sale of 51% Controlling Interest

In November 2006, we completed the GMAC Transaction, which was the sale of a 51% controlling interest in GMAC for a price of $7.4 billion to FIM Holdings. We have retained a 49% interest in GMAC’s Common Membership Interests. In addition, FIM Holdings purchased 555,000 of GMAC’s Preferred Membership Interests for a cash purchase price of $500 million and we purchased 1,555,000 Preferred Membership Interests for a cash purchase price of $1.4 billion. In November 2007, we converted 533,236 of our Preferred Membership Interests and FIM Holdings converted 555,000 of its Preferred Membership Interests into 3,912 and 4,072, respectively, of Common Membership Interests in order to strengthen GMAC’s capital position. Our percentage ownership of the Common Membership Interests in GMAC remained unchanged after the conversion. We accounted for the conversion at fair value and recorded a loss of $27 million in 2007. The loss on conversion represents the difference between the fair value and the carrying value of the Preferred Membership Interests converted. GMAC accounted for the conversion of the Preferred Membership Interests as a recapitalization recorded at book value. Our proportionate share of the increase in GMAC’s net equity attributable to Common Membership Interest holders as a result of the conversion exceeded the fair value of the Preferred Membership Interests we converted by $27 million. The difference was recorded as an increase to Additional paid-in capital in 2007. At December 31, 2008 and 2007, we hold all of the remaining 1,021,764 of Preferred Membership Interests and 49% or 132,280 and 52,912, respectively, of Common Membership Interests in GMAC.

GMAC may be required to make certain quarterly cash distributions to us based upon the Preferred Membership Interests we hold. These Preferred Membership Interests are issued in units of $1,000 and accrue a yield at a rate of 10% per annum and are non-cumulative. The GMAC Board of Managers may reduce any distribution to the extent required to avoid a reduction of the equity capital of GMAC below a minimum amount of equity capital equal to the net book value of GMAC at November 30, 2006, and may reduce or suspend any distribution under certain circumstances.

As part of the agreement, we retained an option, for ten years after the closing date, to repurchase from GMAC certain assets related to the automotive finance business of the North American Operations and International Operations of GMAC. As part of GMAC’s conversion to BHC status, the call option was terminated.

Change in Classification from Voting Interest Entity to Variable Interest Entity

In the three months ended December 31, 2008, GMAC engaged in or agreed to several transactions, including an exchange and cash tender offers to purchase and/or exchange certain of its and its subsidiaries’ outstanding notes for new notes and 9% Cumulative Perpetual Preferred Stock, the issuance of Series D-2 Fixed Rate Cumulative Perpetual Preferred Membership Interests to the UST, the conversion of the Participation Agreement to Common Membership Interests, and the issuance of additional Common Membership Interests to us. As a result of these changes to GMAC’s capital structure, we were required to reconsider our previous conclusion that GMAC is a voting interest entity and that we do not hold a controlling financial interest in GMAC. As part of our qualitative and quantitative analyses, we determined that GMAC is a VIE in accordance with FIN No. 46R, “Consolidation of Variable Interest Entities,” as it does not have sufficient equity at risk. We also determined that a related party group, as that term is defined in FIN No. 46R, exists between us and the UST under the de facto agency provisions of FIN No. 46R. However, we determined based on both qualitative and quantitative analysis that the related party group to which we belong does not absorb the majority of GMAC’s expected losses or residual returns and therefore no member of the related party group is the primary beneficiary

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of GMAC. Accordingly we do not consolidate GMAC. Our quantitative analysis was performed using a Black-Scholes model to compute the price of purchasing a hypothetical put on GMAC’s net assets exclusive of variable interests to estimate expected losses of the variable interests of GMAC. The same Black-Scholes model was used to estimate the expected losses allocated to each of the individual variable interests identified in GMAC’s capital structure. Significant estimates, assumptions, and judgments used in our analysis include that the outstanding unsecured debt of GMAC is a variable interest in GMAC because it is trading at an sufficient discount to face value to indicate that it is absorbing a significant portion of GMAC’s expected losses and receiving a portion of its expected returns; that the expected return on GMAC’s net assets exclusive of variable interests are normally distributed with a mean return equal to the risk-free rate of return and an expected volatility of approximately 22%; estimates of the fair value of each of GMAC’s variable interests and other components of its the capital structure; and estimates of the expected outstanding term of each of GMAC’s non-perpetual variable interests, which we estimate to have a weighted average term of approximately 5 years. Other qualitative considerations include the fact that we are required to reduce our common investment in GMAC to below 10% within three years, have no voting members on the GMAC Board of Managers, and under other contractual provisions, cannot attempt to influence the operations of GMAC or the manner in which our Common Membership Interests are voted. Refer to Note 1 for additional information regarding the nature of operations of GMAC and to Note 27 for a description of our significant agreements with GMAC and our maximum exposure under those agreements.

GMAC — Preferred and Common Membership Interests

The following table summarizes information related to our Preferred and Common Membership Interests in GMAC:

	December 31,
	2008	2007
	(Dollars in millions)
Preferred Membership Interests (shares)	1,021,764	1,021,764
Percentage ownership of Preferred Membership Interests issued and outstanding	100%	100%
Carrying value of Preferred Membership Interests	$43	$1,044
Carrying value of Common Membership Interests	$491	$7,079

We periodically evaluate the carrying value of our investments in GMAC, including our Preferred and Common Membership Interests, to assess whether our investments are impaired.

At various dates in 2008, we determined that our investments in GMAC Preferred and Common Membership Interests were impaired and that such impairments were other than temporary.

The following table summarizes the impairment charges we have recorded related to our investment in GMAC Common and Preferred Membership Interests in 2008 (dollars in millions):

GMAC Common Membership Interests	$7,099
GMAC Preferred Membership Interests	1,001

Total impairment charges	$8,100

Impairment charges are recorded in Equity in loss of GMAC LLC and Automotive interest income and other non-operating income, net for our investment in GMAC Common and Preferred Membership Interests, respectively.

Our measurements of fair value were determined in accordance with SFAS No. 157 utilizing Level 3 inputs of the fair value hierarchy established in SFAS No. 157. Refer to Note 20 for further information on the specific valuation methodology.

GMAC — Other Transactions

On January 1, 2008 GMAC adopted SFAS No. 157 and No. 159. Upon adoption of SFAS No. 157, GMAC recorded an adjustment to retained earnings related to the recognition of day-one gains on purchased mortgage servicing rights and certain residential loan

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commitments. Upon adoption of SFAS No. 159, GMAC elected to measure, at fair value, certain financial assets and liabilities including certain CDOs and certain mortgage loans held for investment in financing securitization structures. As a result, we reduced our Equity in net assets of GMAC LLC and increased our Accumulated deficit by $76 million in 2008 reflecting our proportionate share of the cumulative effect of GMAC’s adoption of SFAS No. 157 and No. 159.

In 2007, as a result of deteriorating conditions in the residential and home building markets, recent credit downgrades of its unsecured debt obligations and significant year-to-date losses of its residential mortgage business, GMAC conducted an interim goodwill impairment test on its ResCap business. GMAC concluded that the carrying amount of ResCap, including goodwill, exceeded its fair value and recorded an impairment charge of $455 million. Our share of the impairment charge decreased our investment in GMAC by $223 million at December 31, 2007 and is recorded in Equity in loss of GMAC LLC for 2007.

Refer to Note 27 for a description of the related party transactions with GMAC.

Investment in Other Nonconsolidated Affiliates

The following table summarizes information regarding our other significant nonconsolidated affiliates Shanghai General Motors Co., Ltd. and SAIC-GM-Wuling Automobile Co., Ltd.:

	December 31,
	2008	2007
	(Dollars in millions)
Book value of our investments in affiliates	$1,234	$1,044
Total assets of significant affiliates	$6,555	$6,401
Total liabilities of significant affiliates	$3,802	$4,077

Our share of our significant nonconsolidated affiliates’ net income was $312 million, $430 million and $345 million in December 31, 2008, 2007 and 2006, respectively.

Transactions with Nonconsolidated Affiliates

Our nonconsolidated affiliates are involved in various aspects of the development, production and marketing of cars, trucks and parts. The following tables summarize the effects of our transactions with nonconsolidated affiliates which are not eliminated in consolidation:

Results of Operations

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Automotive sales	$1,076	$793	$850
Automotive cost of sales	$3,815	$3,850	$4,612
Selling, general and administrative expense	$62	$81	$67
Automotive and other interest expense	$—	$1	$1
Automotive interest income and other non-operating income, net	$231	$816	$489

Financial Position

	December 31,
	2008	2007
	(Dollars in millions)
Accounts and notes receivable, net	$394	$478
Accounts payable (principally trade)	$112	$126

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Operating	$(1,014)	$(1,837)	$(2,269)
Investing	$370	$254	$30
Financing	$—	$1	$(1)

Investment in Electro-Motive Diesel, Inc.

In April 2008 we converted a note receivable, with a basis of $37 million, which resulted from the sale of our Electro-Motive Division in April 2005, into a 30% common equity interest in Electro-Motive Diesel, Inc., the successor company. We subsequently sold our common equity interest in Electro-Motive Diesel, Inc. for $80 million in cash and a note receivable of $7 million which we subsequently collected in December 2008. In 2008, we recognized a gain on the sale of our common equity interest of $50 million, which is recorded in Automotive interest income and other non-operating income, net.

Note 10. Property, net

The following table summarizes the components of Property, net:

	Estimated Useful Lives (Years)	December 31,
		2008	2007
		(Dollars in millions)
Automotive and Other
Land	—	$1,162	$1,222
Buildings and land improvements	2-40	18,974	19,127
Machinery and equipment	3-30	49,514	51,687
Construction in progress	—	2,930	4,439

Real estate, plants, and equipment		72,580	76,475
Less accumulated depreciation		(43,698)	(44,474)

Real estate, plants, and equipment, net		28,882	32,001
Special tools, net	1-10	10,774	11,016

Total property, net		$39,656	$43,017

Property, net includes capitalized software of $537 million and $478 million (of which $175 million and $198 million is in the process of being developed) and capitalized interest of $576 million and $404 million at December 31, 2008 and 2007, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes depreciation, impairment and amortization, including asset impairment charges, included in Automotive cost of sales, Selling, general and administrative expenses and Financial services and insurance expense:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Automotive and Other
Depreciation and impairment	$5,689	$4,937	$4,575
Amortization and impairment of special tools	3,493	3,243	3,450

Total Automotive and Other	9,182	8,180	8,025

FIO
Depreciation (a)	749	1,259	2,776

Total consolidated depreciation, impairment and amortization	$9,931	$9,439	$10,801

(a)	Depreciation of property held by GMAC was ceased in April 2006 at the time the assets were classified as held for sale.

Total consolidated depreciation, impairment and amortization includes capitalized software amortization expense of $209 million, $192 million and $189 million in 2008, 2007 and 2006, respectively.

In December 2006, we sold our proving grounds facility in Mesa, Arizona for $283 million in cash and subsequently leased it back for a three-year period and recognized a gain of $270 million.

Note 11. Goodwill and Intangible Assets

The following table summarizes the components of goodwill and intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
December 31, 2008
Amortizable intangible assets
Patents and intellectual property rights	$598	$333	$265

Indefinite-lived intangible assets
Goodwill			—

Total goodwill and intangible assets			$265

December 31, 2007
Amortizable intangible assets
Patents and intellectual property rights	$570	$240	$330

Indefinite-lived intangible assets
Goodwill			736

Total goodwill and intangible assets			$1,066

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate amortization expense on existing acquired intangible assets was $83 million, $74 million and $84 million in 2008, 2007 and 2006, respectively. The following table summarizes the estimated amortization expense in each of the next five years:

Estimated Amortization Expense
(Dollars in millions)
2009	$80
2010	$40
2011	$22
2012	$20
2013	$7

The following table summarizes the changes in the carrying amounts of goodwill:

	GMNA	GME	Total
	(Dollars in millions)
Balance at January 1, 2007	$299	$500	$799
Goodwill acquired in the period	—	28	28
Allison divestiture (a)	(66)	—	(66)
Effect of foreign currency translation and other	(60)	35	(25)

Balance at December 31, 2007	173	563	736
Goodwill acquired in the period	—	—	—
Goodwill impaired in the period	(154)	(456)	(610)
Effect of foreign currency translation and other	(19)	(107)	(126)

Balance at December 31, 2008	$—	$—	$—

(a)	In August 2007 we completed the sale of Allison which resulted in the disposition of goodwill based on the relative fair value of Allison to the GMNA reporting unit. Refer to Note 4.

Note 12. Other Assets

The following table summarizes the components of Other assets:

	December 31,
	2008	2007
	(Dollars in millions)
Automotive and Other
Derivative assets	$586	$595
Restricted cash	1,509	938
Other	1,438	1,933

Total Other assets	3,533	3,466

FIO
Investment in GMAC Preferred Membership Interests	43	1,044
Inventory	153	254
Restricted cash	1,080	1,619
Other	291	(202)

Total Other assets	1,567	2,715

Total consolidated Other assets	$5,100	$6,181

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted cash in Automotive consists primarily of required prefunded amounts to various suppliers and certain governments and governmental agencies. Restricted cash in FIO consists primarily of cash held for securitization trusts and a certificate of deposit purchased from GMAC to which we have title.

Note 13. Variable Interest Entities

As part of our normal business operations, we have transactions with VIEs, which are entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We evaluate our involvement with VIEs to determine whether we have variable interests in these VIEs and whether we are the primary beneficiary of the VIE, in which case we are required to consolidate the VIE.

VIEs that we consolidate because we are the primary beneficiary include leasing SPEs which hold real estate assets and related liabilities for which we have provided residual guarantees, previously divested suppliers for which we made significant guarantees or provide financial support, and vehicles sales and marketing joint ventures which manufacture, market and sell vehicles in certain markets. The carrying amount of consolidated VIE assets and liabilities at December 31, 2008 was $109 million and $137 million, respectively, and $330 million and $364 million at December 31, 2007, respectively. The assets were primarily recorded in Property, net and the liabilities were primarily in current and long-term debt at each reporting date. Certain creditors and beneficial interest holders of these VIEs have limited, insignificant recourse to our general credit.

VIEs that we do not consolidate included troubled suppliers and leasing entities for which we made guarantees or provided financial support and vehicles sales and marketing joint ventures that manufacture, market and sell vehicles in certain markets.

As the result of capital and other transactions that occurred prior to December 31, 2008, we have determined that GMAC is now a VIE for which we are not the primary beneficiary. Refer to Note 9 for additional information concerning GMAC’s change in classification from a voting interest entity to a VIE.

The following table summarizes the amounts recorded in our consolidated financial statements related to our nonconsolidated VIEs, and the related maximum exposure to loss, excluding GMAC:

	December 31,
	2008	2007
	(Dollars in millions)
Assets (a)	$56	$—
Liabilities	$11	$—
Maximum exposure to loss (b)	$190	$705

(a)	The December 31, 2008 amount includes $40 million related to equity investments in nonconsolidated affiliates.

(b)	The December 31, 2008 amount includes $80 million related to residual value guarantees for certain operating leases, $70 million related to troubled suppliers, and $40 million related to our equity investment in a nonconsolidated affiliate. The December 31, 2007 amount reflects residual value guarantees for certain operating leases.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14. Accrued Expenses, Other Liabilities and Deferred Income Taxes

The following table summarizes the components of Accrued expenses, other liabilities and deferred income taxes:

	December 31,
	2008	2007
	(Dollars in millions)
Automotive and Other — Current
Dealer and customer allowances, claims and discounts	$8,939	$9,833
Deposits from rental car companies	6,142	7,758
Deferred revenue	1,493	1,242
Policy, product warranty and recall campaigns	3,792	4,655
Delphi contingent liability	150	924
Payrolls and employee benefits excluding postemployment benefits	1,591	1,680
Self-insurance reserves	355	351
Taxes (other than income taxes)	1,276	1,421
Derivative liability	2,718	587
Postemployment benefits including facility idling reserves	1,727	901
Interest	775	812
Pensions	430	446
Postretirement benefits	4,002	335
Deferred income taxes	87	116
Other	2,444	2,963

Total accrued expenses	$35,921	$34,024

Automotive and Other — Noncurrent
Dealer and customer allowances, claims and discounts	$1,578	$912
Deferred revenue	1,260	1,933
Policy, product warranty and recall campaigns	4,699	4,960
Delphi contingent liability	1,570	1,870
Payrolls and employee benefits excluding postemployment benefits	2,314	2,082
Self-insurance reserves	1,324	1,483
Derivative liability	817	264
Postemployment benefits including facility idling reserves	1,626	1,145
Deferred income taxes	563	1,034
Other	1,212	1,217

Total other liabilities and deferred income taxes	$16,963	$16,900

The following table summarizes activity for policy, product warranty, recall campaigns and certified used vehicle warranty liabilities:

	2008	2007
	(Dollars in millions)
Balance at January 1	$9,615	$9,064
Warranties issued in period	4,277	5,135
Payments	(5,068)	(4,539)
Adjustments to pre-existing warranties	294	(165)
Effect of foreign currency translation	(627)	223
Liabilities transferred in the sale of Allison (Note 4)	—	(103)

Balance at December 31	$8,491	$9,615

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We review and adjust these estimates on a periodic basis based on the differences between actual experience and historical estimates or other available information.

Note 15. Short-Term Borrowings and Long-Term Debt

Automotive and Other

Short-Term Borrowings and Current Portion of Long-Term Debt

The following table summarizes the components of short-term borrowings:

	December 31,
	2008	2007
	(Dollars in millions)
Other short-term borrowings	$2,567	$1,621
Related party debt included in short-term borrowings (a)	2,032	2,533
Current portion of long-term debt (b)	11,155	1,893

Total short-term borrowings	$15,754	$6,047

Interest rate range on short-term borrowings outstanding	1.5 – 28.0%	1.7 – 17.3%
Weighted-average interest rate on outstanding borrowings (c)	5.7%	6.2%

(a)	Primarily dealer financing from GMAC for dealerships owned by us.

(b)	Includes UST Loans of $3.8 billion (net of $913 million discount), secured revolving credit facility of $4.5 billion and a U.S. term loan of $1.5 billion.

(c)	Includes interest rates on debt denominated in various currencies.

We pay commitment fees on these credit facilities at rates negotiated in each agreement. Amounts paid and expensed for these commitment fees are insignificant. Amounts available under short-term line of credit agreements were $186 million and $1.8 billion at December 31, 2008 and 2007, respectively.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2008, we concluded that there was substantial doubt about our ability to continue as a going concern and our independent auditors included a statement in their audit report related to the existence of substantial doubt about our ability to continue as a going concern. Because our auditors have included such a statement in their audit report, we have secured amendments or waivers for our $4.5 billion secured revolving credit facility, a $1.5 billion U.S. term loan and a $125 million secured credit facility that such going concern statement shall not be applicable for reports provided for the year ended December 31, 2008. Consequently, we are not in default of our covenants. If we conclude that there is substantial doubt about our ability to continue as a going concern for the year ending December 31, 2009, we will have to seek similar amendments or waivers at that time. In order to secure the amendments or waivers, we agreed with the lenders to incorporate cross-default provisions to the UST Facility. Because the UST can terminate the UST Facility if it does not certify our Viability Plan, the UST Facility, revolving credit facility, U.S. term loan and secured credit facility are classified in short-term borrowings.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt

The following table summarizes the components of long-term debt:

	December 31,
	2008	2007
	(Dollars in millions)
U.S. dollar denominated bonds	$14,882	$16,127
United States Department of the Treasury Loan Facility (a)	3,836	—
Contingent convertible debt	7,941	8,439
Foreign currency denominated bonds	4,375	4,875
Other long-term debt (b)	9,684	5,780

Total debt	40,718	35,221
Less current portion of long-term debt (a)	(11,155)	(1,893)
Fair value adjustment (c)	31	56

Total long-term debt	$29,594	$33,384

(a)	Included in current portion of long-term debt.

(b)	Includes secured revolving credit facility of $4.5 billion and a U.S. term loan of $1.5 billion, which are included in the current portion of long-term debt.

(c)	To adjust hedged fixed rate debt for fair value changes attributable to the hedged risk. Refer to Note 17.

United States Department of the Treasury Loan Facility

On December 31, 2008, we entered into the UST Loan Agreement pursuant to which the UST agreed to provide us with the UST Loan Facility. We borrowed $4.0 billion under the UST Loan Facility on December 31, 2008, an additional $5.4 billion on January 21, 2009 and an additional $4.0 billion on February 17, 2009.

The UST Loans are scheduled to mature on December 30, 2011, unless the maturity date is accelerated in the event the UST has not certified our restructuring plan by the deadline for such certification, all as described below. Amounts outstanding under the UST Loan Facility accrue interest at a rate per annum equal to the three-month LIBOR rate (which will be no less than 2.0%) plus 3.0%, and accrued interest is payable quarterly, beginning March 31, 2009.

We are required to repay the UST Loans from the net cash proceeds received from certain dispositions of collateral securing the UST Loans, the incurrence of certain debt and certain dispositions of unencumbered assets. We may also voluntarily repay the UST Loans in whole or in part at any time. Once repaid, amounts borrowed under the UST Loan Facility may not be reborrowed.

Each of our domestic subsidiaries that executed the UST Loan Agreement (Guarantors) guaranteed our obligations under the UST Loan Facility and the other guarantors’ obligations under the other loan documents pursuant to a guaranty and security agreement, made by the Guarantors in favor of the UST. The UST Loan Facility is secured by substantially all of our and the Guarantors’ U.S. assets that were not previously encumbered, including equity interests in most of our and the Guarantors’ domestic subsidiaries, intellectual property, real estate (other than manufacturing plants or facilities), inventory that was not pledged to other lenders and cash and cash equivalents in the U.S., subject to certain exclusions. The UST Loan Facility is also secured by our and the Guarantors’ equity interests in certain foreign subsidiaries (limited in most cases to 65% of the equity interests of the pledged foreign subsidiaries due to tax considerations), subject to certain exclusions.

The assets excluded from the UST’s security interest include, among other things, assets to the extent the grant of a security interest in such asset: (1) is prohibited by law or requires a consent under law that has not been obtained; (2) is contractually prohibited or

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would result in a breach or termination of a contract or would require a third party consent that has not been obtained; or (3) would result in a lien, or an obligation to grant a lien in such asset to secure any other obligations. We have agreed with the UST to take, or use best efforts to take, certain actions with respect to the UST’s security interests in the UST Loan Facility collateral and other property (including using our best efforts to obtain the consent of certain lenders with existing liens on assets) to enable us to grant junior liens on those assets in favor of the UST to secure the UST Loan Facility. Subsequent to December 31, 2008, we have negotiated amendments as part of securing waivers for the revolving credit facility and the inventory financing facility which granted junior liens on the assets in those facilities.

The UST Loan Agreement contains various representations and warranties that were made by us and the Guarantors on the initial funding date and will be required to be made on each subsequent funding date (and certain other dates). The UST Loan Agreement also contains various affirmative covenants requiring us and the Guarantors to take certain actions and negative covenants restricting our and the Guarantors’ ability to take certain actions. The affirmative covenants are generally applicable to us and the Guarantors and impose obligations on both of us with respect to, among other things, financial and other reporting to the UST (including periodic confirmation of compliance with certain expense policies and executive privilege and compensation requirements), financial covenants (as may be required by the UST, beginning after March 31, 2009), corporate existence, use of proceeds, maintenance of UST Loan Facility collateral and other property, payment of obligations, compliance with certain laws, compliance with various restrictions on executive privileges and compensation, divestment of corporate aircraft, a corporate expense policy, progressing on a restructuring plan (as discussed below), and a cash management plan.

We and the Guarantors are also required to provide the Presidential Designee with advance notice of proposed transactions outside the ordinary course of business that are valued at more than $100 million and the UST may prohibit any such transaction if he determines it would be inconsistent with, or detrimental to, our or the Guarantors’ long-term viability. The Presidential Designee is defined as one or more officers from the Executive Branch appointed by the President of the U.S. to monitor and oversee the restructuring of the U.S. domestic automobile industry, and if no officer has been appointed, the Secretary of the Treasury.

The negative covenants in the UST Loan Agreement generally apply to us and the Guarantors and restrict both parties with respect to, among other things, fundamental changes, lines of business, transactions with affiliates, liens, distributions, amendments or waivers of certain documents, prepayments of senior loans, negative pledge clauses, indebtedness, investments, Employee Retirement Income Security Act of 1974 and other pension fund matters, UST Loan Facility collateral, sales of assets and joint venture agreements.

Pursuant to the UST Loan Agreement, on February 17, 2009, we submitted to the UST a Viability Plan to achieve and sustain our long-term viability, international competitiveness and energy efficiency. The Viability Plan included a description of specific actions intended to result in the following:

•	Repayment of all UST Loans, over a period extending beyond the current maturity date of December 30, 2011;

•	Our ability to comply with federal fuel efficiency and emissions requirements and commence domestic manufacturing of advanced technology vehicles;

•	Our achievement of a positive net present value, using reasonable assumptions and taking into account all existing and projected future costs;

•	Rationalization of costs, capitalization and capacity with respect to our and our manufacturing workforce, suppliers and dealerships; and

•	A product mix and cost structure that is competitive in the U.S. marketplace.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In developing and implementing the Viability Plan, we agreed to use our best efforts to achieve the following restructuring targets:

•

Reduction of outstanding unsecured public debt (other than with respect to pension and other employee benefit obligations) by not less than two-thirds through conversion of existing public debt into equity, debt and/or cash or by other appropriate means (Bond Exchange);

•

Reduction of the total amount of compensation, including wages and benefits, paid to our U.S. employees so that, by no later than December 31, 2009, the average of such total amount, per hour and per person, is an amount that is competitive with the average total amount of such compensation, as certified by the Secretary of the United States Department of Labor, paid per hour and per person to employees of Nissan, Toyota or Honda whose site of employment is in the U.S;

•	Elimination of the payment of any compensation or benefits to our U.S. employees who have been fired, laid-off, furloughed or idled, other than customary severance pay;

•

Application, by December 31, 2009, of work rules for our U.S. employees, in a manner that is competitive with the work rules for employees of Nissan, Toyota or Honda whose site of employment is in the U.S.; and

•

Not less than one-half of the value of each future payment or contribution made by us to a VEBA account (or similar account) shall be made in the form of our stock, and the value of any such payment or contribution shall not exceed the amount that was required for such period under the settlement agreement, dated February 21, 2008, among us, certain unions and class representatives, as in place as of December 31, 2008.

As required by the UST Loan Agreement, on February 17, 2009, we were required to submit to the UST: (1) a term sheet signed by us and the leadership of each major union that represents our and our subsidiaries’ employees as described above; (2) a term sheet signed by us and representatives of the VEBA as described above; and (3) a term sheet signed by us and representatives of holders of our and our consolidated subsidiaries’ public debt as described above.

On February 17, 2009, the UST Loan Agreement was amended to waive the requirement that we provide term sheets relative to the conversion of at least two thirds of our public unsecured debt and of at least one-half the value of our outstanding VEBA obligation to equity.

If the Bond Exchange and the VEBA Modifications are executed as we have planned, we expect to issue significant amounts of new common stock. As a result, upon consummation of the Bond Exchange and the VEBA Modifications and without regard to any additional dilution related to the warrants issued pursuant to the UST Loan Agreement, our current stockholders’ interest would be almost entirely diluted, so that their effect on voting and their share of any future dividends on the common stock would be virtually eliminated.

On or before March 31, 2009, we are required pursuant to the UST Loan Agreement to submit to the UST a written certification and report detailing the progress we made on implementing the Viability Plan. The report must identify and explain any deviations from the restructuring targets described in the Viability Plan and explain why such deviations do not jeopardize our long-term viability. The report must also include evidence satisfactory to the UST that: (1) the labor modifications described above have been approved by the unions; (2) all necessary approvals for the VEBA modifications described above (other than regulatory and judicial approvals which we are diligently pursuing) have been received; and (3) an exchange offer implementing the public debt conversion described above has been commenced.

The UST will review the Viability Plan report and other materials submitted by us to determine whether we have taken all necessary steps to achieve and sustain long-term viability, international competitiveness and energy efficiency. If the UST determines that these standards have been met, the UST will issue a plan completion certificate.

If the UST has not issued the plan completion certificate by March 31, 2009 (or such later date, not to exceed 30 days after March 31, 2009 as determined by the UST), the maturity of any outstanding UST Loans will accelerate and the UST Loans will

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

become due and payable on the thirtieth day after the certification deadline. As a result of the uncertainty surrounding this provision, the loan is classified as a current portion of long-term debt at December 31, 2008.

The UST Loan Agreement also contains various events of default and entitles the UST to accelerate the repayment of the UST Loans upon the occurrence and during the continuation of an event of default. In addition, upon the occurrence and continuation of any default or event of default, at the UST’s option, the interest rate applicable to the UST Loans can be increased to a rate per annum equal to 5.0% per annum plus the interest rate otherwise applicable to the UST Loans (or if no interest rate is otherwise applicable, the three-month LIBOR rate plus 3.0%). The events of default relate to, among other things, our failure to pay principal or interest on the UST Loans; the Guarantors’ failure to pay on their guarantees; the failure to pay other amounts due under the loan documents; the failure to perform the covenants in the loan documents; the representations and warranties in the UST Loan Agreement being false or misleading in any material respect; undischarged judgments in excess of $500 million; certain bankruptcy events; the termination of any loan documents, the invalidity of security interests in the collateral or the unenforceability of our and the Guarantors’ obligations; certain prohibited transactions under Employee Retirement Income Security Act of 1974; a change of control; a default under indebtedness if the default permits or causes the holder to accelerate the maturity of indebtedness in excess of $100 million; the failure to comply with any law that results in a material adverse effect; the entry into a transaction prohibited by the UST; or the failure to comply with the warrant agreement between us and the UST, entered into on December 31, 2008 (Warrant Agreement) in connection with the UST Loan Agreement. Refer to Note 24 for the terms of the warrant issued to the UST pursuant to the Warrant Agreement.

On December 31, 2008, pursuant to the Warrant Agreement, we also issued to the UST a promissory note in the amount of $749 million (UST Additional Note) for no additional consideration. The amounts outstanding under the UST Additional Note are due on December 30, 2011. The UST Additional Note bears interest, payable quarterly, at the same rate of interest as the UST Loans under the UST Loan Agreement. If any payment on the UST Additional Note is not paid when due, or if we or our subsidiaries default under, fail to perform as required under, or otherwise materially breach the terms of any instrument or contract for indebtedness between us and the UST, all accrued interest, principal and other amounts owing under the UST Additional Note would become immediately due and payable. The amounts owing at the time of the occurrence and continuation of any default or events of default bear interest at the same post default interest rate as the UST Loans under the UST Loan Agreement.

At December 31, 2008 advances under the UST Loan Facility and the UST Additional Note are carried at $3.8 billion in the current portion of long-term debt, net of issuance discount of $913 million which is comprised of $749 million for the UST Additional Note and $164 million for the fair value of the warrant issued in connection with the UST Loan. The carrying value of the debt will be accreted to the full face value of the UST Loan Facility and the UST Additional Note with the discount charged to interest expense.

U.S. Dollar Denominated Bonds

U.S. dollar denominated bonds represent obligations having various annual coupons ranging from 6.75% to 9.45% and maturities ranging from 2011 to 2052. These bonds are unsecured.

Contingent Convertible Debt

The following table summarizes our unsecured contingent convertible debt:

	Due	Conversion Price	Outstanding Amount December 31,
			2008	2007
	(Dollars in millions, except conversion price)
4.50% Series A debentures	2032	$70.20	$39	$39
5.25% Series B debentures	2032	$64.90	2,600	2,600
6.25% Series C debentures	2033	$47.62	4,300	4,300
1.50% Series D debentures	2009	$36.57	1,002	1,500

			$7,941	$8,439

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have unilaterally and irrevocably waived and relinquished our right to use our common stock, and have committed to use cash to settle the principal amount of the debentures if: (1) holders choose to convert the debentures; or (2) we are required by holders to repurchase the debentures. We retain the right to use either cash or our common stock to settle any amount that may become due to debt holders in excess of the principal amount. A majority of the Series A debentures were put to us and settled in cash in March 2007 for $1.1 billion.

The Series A, B, C and D debentures are convertible by the holders as outlined below:

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

•	If the debentures have been called for redemption (Series A on or after March 6, 2007, Series B on or after March 6, 2009, Series C on or after July 20, 2010); or

•	For Series D, anytime from March 1, 2009 to the second business day immediately preceding the maturity date. The Series D mature June 1, 2009; or

•	Upon the occurrence of specified corporate events.

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

In May 2007 we received net proceeds from the issuance of the Series D debentures, net of issue costs and the purchase of the convertible note hedge, of $1.4 billion. Debt issue costs of $32 million were incurred and are being amortized using the effective interest method over the term of the Series D debentures. We recorded the cost of the convertible note hedge of $99 million as a reduction of Additional paid-in capital. Any subsequent changes in fair value of the convertible note hedge are not recognized.

In September 2008, we entered into agreements with a qualified institutional holder of our Series D debentures. Pursuant to these agreements, we issued an aggregate of 44 million shares of our common stock in exchange for $498 million principal amount of our Series D debentures. In accordance with the agreements, the amount of common stock exchanged for the Series D debentures was based on the daily volume weighted-average price of our common stock on the New York Stock Exchange in the contractual three and four day pricing periods. We entered into the agreements, in part, to reduce our debt and interest costs, increase our equity, and thereby, improve our liquidity. We did not receive any cash proceeds from the exchange of our common stock for the Series D debentures, which have been retired and cancelled. As a result of this exchange, we recorded a settlement gain of $19 million in Automotive interest income and other non-operating income, net.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Denominated Bonds

Foreign currency denominated bonds are unsecured and include bonds denominated in Euros with annual coupons ranging from 7.25% to 8.375% and maturity dates ranging from 2013 to 2033. Also included within foreign currency denominated bonds are bonds denominated in British Pounds with annual coupons ranging from 8.375% to 8.875% and maturity dates ranging from 2015 to 2023. To mitigate the foreign currency exchange exposure created by these bonds, we enter into cross currency swaps. The notional value of these swaps was $2.3 billion and $2.7 billion at December 31, 2008 and 2007, respectively.

Other Long-Term Debt

Other long-term debt of $9.7 billion and $5.8 billion at December 31, 2008 and 2007, respectively, consisted of revolving credit agreements (described below), a U.S. term loan, capital leases, municipal bonds, and other long-term obligations.

Revolving Credit Agreements

In August 2007, we entered into a revolving credit agreement that provides for borrowings of up to $1.0 billion. The facility expires in August 2009. Borrowings under this facility bear interest based on either the commercial paper rate or LIBOR. The borrowings are to be used for general corporate purposes, including working capital needs. Under the facility, borrowings are limited to an amount based on the value of underlying collateral, which consists of residual interests in trusts that own leased vehicles and issue asset-backed securities collateralized by the vehicles and the associated leases. The underlying collateral is held by bankruptcy-remote subsidiaries and pledged to a trustee for the benefit of the lender. The underlying collateral supported a borrowing base of $323 million and $1.3 billion at December 31, 2008 and 2007, respectively. We consolidate the bankruptcy-remote subsidiaries and trusts for financial reporting purposes. At December 31, 2008, $310 million was outstanding under this agreement, leaving $13 million available.

We have a $4.5 billion standby revolving credit facility with a syndicate of banks, which terminates in July 2011. At December 31, 2008, $4.5 billion was outstanding under this credit facility, with availability of $5 million. In addition to the outstanding amount at December 31, 2008, there were $10 million of letters of credit issued under the credit facility. Borrowings are limited to an amount based on the value of the underlying collateral, which consists of certain North American accounts receivable; certain inventory of GM, Saturn Corporation, and GM Canada; certain facilities; property and equipment of GM Canada; and a pledge of 65% of the stock of the holding company for our indirect subsidiary GM de Mexico. The carrying value of these assets was $5.6 billion and $6.2 billion at December 31, 2008 and 2007, respectively. The collateral also secures $155 million of certain lines of credit, automatic clearinghouse and overdraft arrangements, and letters of credit provided by the same secured lenders. At December 31, 2008, in addition to the $10 million letters of credit issued under the revolving credit facility, $81 million was utilized to secure other facilities. At December 31, 2007, in addition to the $91 million letters of credit issued under the revolving credit facility, $1.6 billion was utilized to secure other facilities. In the event of certain work stoppages, the secured revolving credit facility would be temporarily reduced to $3.5 billion.

Our available long-term borrowings under line of credit arrangements with various banks was $5 million and $5.8 billion at December 31, 2008 and 2007, respectively. In addition, our consolidated affiliates with non-GM minority shareholders, primarily GM Daewoo, have lines of credit with various banks of $1.3 billion and $2.1 billion at December 31, 2008 and 2007, respectively, all of which represented long-term facilities. The unused portion of these credit lines was $452 million and $1.6 billion at December 31, 2008 and 2007, respectively.

Interest Rate Risk Management

To achieve our desired balance between fixed and variable rate debt, we have entered into interest rate swaps. The notional amount of pay variable swap agreements at December 31, 2008 and 2007 for Automotive was $4.5 billion and $8.4 billion, respectively.

At December 31, 2008 and 2007, long-term debt included $24.7 billion and $26.2 billion, respectively, of obligations with fixed interest rates and $4.9 billion and $7.2 billion, respectively, of obligations with variable interest rates (predominantly LIBOR), after interest rate swap agreements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

We have other financing arrangements consisting principally of obligations in connection with sale/leaseback transactions, derivative contracts and other lease obligations (including off-balance sheet arrangements). In view of the 2006 restatement of our prior financial statements, we have evaluated the effect of the restatement under these agreements, including our legal rights (such as our ability to cure) with respect to any claims that could be asserted. Based on our review, we believe that amounts subject to possible claims of acceleration, termination or other remedies are not likely to exceed $3.6 billion (consisting primarily of off-balance sheet arrangements and derivative contracts) although no assurances can be given as to the likelihood, nature or amount of any claims that may be asserted. Based on this review, we reclassified $187 million and $212 million of these obligations from long-term debt to short-term debt at December 31, 2008 and 2007, respectively.

Long-Term Debt Maturities

The following table summarizes long-term debt maturities including capital leases at December 31, 2008 (dollars in millions):

Debt Maturities
2009	$11,155
2010	$378
2011	$1,960
2012	$168
2013	$2,571
Thereafter	$24,517

At December 31, 2008, future interest payments on capital lease obligations was $704 million.

FIO

The following table summarizes components of debt:

	December 31,
	2008	2007
	(Dollars in millions)
Short-term debt
Bank loans and overdrafts	$—	$10
Secured debt	1,157	—
Related party — GMAC	35	—
Long-term debt
Secured debt	—	4,863
Related party — GMAC	—	35

Total debt	$1,192	$4,908

Prior to the consummation of the GMAC Transaction, GMAC transferred to us two bankruptcy-remote subsidiaries that hold a number of trusts that are parties to lease asset securitizations. The secured debt of $1.2 billion and $4.9 billion at December 31, 2008 and 2007, respectively, is primarily comprised of the asset-backed debt securities issued by these trusts as part of these lease securitizations.

We have entered into interest rate swaps and cap agreements to achieve a desired balance between fixed and variable rate debt in the bankruptcy-remote subsidiaries. The notional amount of such agreements at December 31, 2008 for FIO was $469 million pay floating, and the fixed interest rates ranged from 4.5% to 5.7%. The notional amount of such agreements at December 31, 2007 for FIO was $3.0 billion pay floating, and the fixed interest rates ranged from 3.9% to 5.7%.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16. Pensions and Other Postretirement Benefits

Employee Pension and Other Postretirement Benefit Plans

Defined Benefit Pension Plans

We sponsor a number of qualified defined benefit pension plans covering eligible hourly and salaried U.S. employees and certain non-U.S. employees. Defined benefit pension plans covering eligible U.S. and Canadian hourly employees generally provide benefits of negotiated, stated amounts for each year of service and supplemental benefits for employees who retire with 30 years of service before normal retirement age. The benefits provided by the defined benefit pension plans covering eligible U.S. and Canadian salaried employees and salaried employees in certain other non-U.S. locations are generally based on years of service and compensation history. The cost of such benefits is recognized in the period employees provide service to us. The cost of plan amendments which provide for benefits already earned by plan participants is amortized over the expected period of benefit which may be (1) the duration of the applicable collective bargaining agreement specific to the plan; (2) expected future working lifetime; or (3) the life expectancy of the plan participants. We also have unfunded nonqualified pension plans covering certain executives that are based on targeted wage replacement percentages. Refer to “Significant Plan Amendments, Benefit Modifications and Related Events” below concerning changes to our defined benefit pension plans for certain U.S. and Canadian hourly and salaried employees. The 2008 net effect of the actual losses on plan assets, curtailments, settlements and plan amendments resulted in a reduction in the funded status of our global pension plans of $33.8 billion in 2008.

Defined Contribution Plans

We also sponsor the Savings Stock Purchase Plan (S-SPP), a defined contribution retirement savings plan for eligible U.S. salaried employees. The S-SPP provides discretionary matching contributions up to certain predefined limits based upon eligible base salary (Matching Contribution). We suspended our Matching Contribution effective January 1, 2006, and reinstated the Matching Contribution effective January 1, 2007. In October 2008, we again announced the suspension of the Matching Contribution for the S-SPP effective November 1, 2008. In addition to the Matching Contribution, we also contribute a Benefit Contribution, which is equal to 1% of eligible base salary for U.S. salaried employees with a service commencement date on or after January 1, 1993 to cover certain benefits in retirement that are different from U.S. salaried employees with a service commencement date prior to January 1, 1993. Effective January 1, 2007, we established a new retirement contribution to the S-SPP for eligible U.S. salaried employees with a service commencement date on or after January 1, 2001, and we began automatically contributing an amount equal to 4% of eligible base salary, under this program. The contributions to the S-SPP were $128 million, $82 million and $12 million in 2008, 2007 and 2006, respectively. Effective October 1, 2007, for certain eligible U.S. hourly participants, we began contributing $1 per hour into the Personal Savings Plan, in lieu of providing retiree healthcare. The contributions to the Personal Savings Plan were insignificant for 2008 and 2007. We also contribute to certain non-U.S. defined contribution plans. Contributions to the non-U.S. defined contribution plans were approximately $169 million, $153 million and $137 million in 2008, 2007 and 2006, respectively.

Other Postretirement Benefit Plans

Additionally, we sponsor hourly and salaried benefit plans that provide postretirement medical, dental, legal service and life insurance to eligible U.S. and Canadian retirees and their eligible dependents. The cost of such benefits is generally recognized in the period employees provide service to us. The cost of plan amendments which provide for benefits already earned by plan participants is amortized over the expected period of benefit which may be the average expected future working lifetime to full eligibility or the average life expectancy of the plan participants. Refer to the section “Significant Plan Amendments, Benefit Modifications and Related Events” below concerning changes to our postretirement healthcare plans for certain U.S. and Canadian hourly and salaried employees during 2008. Certain other non-U.S. subsidiaries have postretirement benefit plans, although most non-U.S. employees are covered by government sponsored or administered programs. The cost of such other non-U.S. postretirement plans is insignificant for all periods presented.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2005 we entered into the 2005 UAW Health Care Settlement Agreement which reduced healthcare coverage to individual UAW retirees. To partially mitigate the effects of the reduced coverage, the 2005 UAW Health Care Settlement Agreement also provided that we make contributions to a new independent VEBA. These contributions constitute the Mitigation Plan, which was a capped defined benefit plan and was expected to be available to pay benefits for a number of years depending on the level of mitigation. Our obligation to make contributions to the Mitigation Plan was determined by a formula, consisting of fixed and variable components, as defined in the 2005 UAW Health Care Settlement Agreement. Our obligations were limited to these contributions. The 2005 UAW Health Care Settlement Agreement further provided that we did not guarantee the ability of the assets in the Mitigation Plan to mitigate retiree healthcare costs. Furthermore, the Mitigation Plan was completely independent of us and was administered by an independent trust committee which did not include any of our representatives. The assets of the Mitigation Plan VEBA for our UAW retirees are the responsibility of the independent trust committee, which has full fiduciary responsibility for the investment strategy, safeguarding of assets and execution of the benefit plan as designed.

The Mitigation Plan is partially funded by our contributions of $1.0 billion in each of 2007 and 2006 and a third contribution of $1.0 billion originally scheduled to be made in 2011. Refer to “Significant Plan Amendments, Benefit Modifications and Related Events” below concerning the 2008 GM-UAW Settlement Agreement and its effect on the Mitigation Plan.

Adoption of SFAS No. 158

We recognize the funded status of our defined benefit plans in accordance with the provisions of SFAS No. 158 and elected to early adopt its measurement date provisions at January 1, 2007. Those provisions require the measurement date for plan assets and obligations to coincide with the sponsor’s year end. Using the two-measurement approach for those defined benefit plans where the measurement date was not historically consistent with our year end, we recorded an increase to Accumulated deficit of $728 million, $425 million after-tax, representing the net periodic benefit expense for the period between the measurement date utilized in 2006 and the beginning of 2007, which previously would have been recorded in the three months ended March 31, 2007 on a delayed basis. We also performed a measurement at January 1, 2007 for those benefit plans whose previous measurement dates were not historically consistent with our year end. As a result of the January 1, 2007 measurement, we recorded a decrease to Accumulated other comprehensive loss of $2.3 billion, $1.5 billion after-tax, representing other changes in the fair value of the plan assets and the benefit obligations for the period between the measurement date utilized in 2006 and January 1, 2007. These amounts were offset partially by an immaterial adjustment of $390 million, $250 million after-tax, to correct certain demographic information used in determining the amount of the cumulative effect of a change in accounting principle reported at December 31, 2006 to adopt the recognition provisions of SFAS No. 158.

	Prior to Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
	(Dollars in millions)
Other current assets and deferred income taxes	$2,147	$10,835	$12,982
Goodwill and intangible assets, net	$1,578	$(460)	$1,118
Prepaid pension	$33,949	$(16,583)	$17,366
Total assets	$192,512	$(6,208)	$186,304
Accrued expenses	$37,737	$(3,617)	$34,120
Postretirement benefits other than pensions	$36,373	$14,036	$50,409
Pensions	$11,541	$393	$11,934
Other liabilities and deferred income taxes	$17,136	$(74)	$17,062
Total liabilities	$180,028	$10,738	$190,766
Accumulated other comprehensive loss	$(5,180)	$(16,946)	$(22,126)
Total stockholders’ equity (deficit)	$11,294	$(16,946)	$(5,652)
Total liabilities, minority interests and stockholders’ equity (deficit)	$192,512	$(6,208)	$186,304

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Plan Amendments, Benefit Modifications and Related Events

2008

Below is a table summarizing our significant 2008 defined benefit plan interim remeasurements, the related changes in obligations and the associated curtailments, settlements and termination benefits, as applicable, recognized in the statement of operations in 2008.

Event	Remeasurement Date	Affected Plans	Increase or Decrease in APBO / PBO since the Most Recent Remeasurement Date	Curtailments, Settlements and Termination Benefits
2008 Special Attrition Programs	May 31	U.S. hourly pension plan	PBO increase of $0.8 billion	Curtailment loss of $2.4 billion and special termination benefits expense of $0.8 billion

		Various U.S. hourly retiree medical plans	Insignificant change	Curtailment gain of $0.1 billion and special termination benefits expense of $0.1 billion

2008 CAW Agreement and Facility Idlings	May 31	Canadian hourly and salaried pension plans	PBO increase of $0.3 billion	Curtailment loss and contractual termination benefits expense of $0.2 billion

Salaried Retiree Benefit Plan Changes	July 1	U.S. salaried retiree medical plan	APBO decrease of $4.0 billion	Settlement loss of $1.7 billion

		U.S. salaried pension plan	PBO increase of $3.2 billion	Not applicable

Settlement Agreement with the UAW	September 1	UAW hourly retiree medical plan	APBO decrease of $13.1 billion	Curtailment gain of $6.3 billion

		Mitigation Plan	APBO decrease of $0.1 billion	Curtailment loss of $1.4 billion

		U.S. hourly pension plan	PBO increase of $0.6 billion	Not applicable

Delphi-GM Settlement Agreement	September 30	Various U.S. hourly retiree medical plans	APBO increase of $1.2 billion	Not applicable

		U.S. hourly pension plan	PBO increase of $1.1 billion	Not applicable

In addition to the events listed above, a number of events related to our benefit plans occurred that did not result in an interim remeasurement listed below:

•

In October 2008, members of the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers of America – Communication Workers of America (IUE-CWA) ratified the closure agreement for our Moraine, Ohio facility, which is contingent, among other factors, upon the establishment of a new IUE-CWA independent trust for our IUE-CWA retirees funded entirely by the IUE-CWA VEBA that would assume responsibility for providing retiree healthcare benefits to

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IUE-CWA retirees. In light of the contingencies associated with this agreement, including the fact that we have not executed a memorandum of understanding concerning the IUE-CWA VEBA, no recognition to the effect of the IUE-CWA VEBA agreement has been made in our consolidated financial statements. Additionally, we recognized the effects of a pension benefit enhancement during the three months ended December 31, 2008, the cost of which was $255 million. Also, as a result of the closure of the Moraine facility, we recognized a $257 million curtailment gain during the three months ended December 31, 2008.

•

In November 2008 we notified nine unions, other than the UAW and IUE-CWA, that effective January 1, 2009, 5,000 retirees will be subject to revised healthcare benefits requiring retirees to make monthly healthcare contributions as well as co-payments and deductibles.

Settlement Agreement

In October 2007, we signed a memorandum of understanding with the UAW, which was superseded by the Settlement Agreement entered into in February 2008. The Settlement Agreement provides that responsibility for providing retiree healthcare will permanently shift from us to the New Plan funded by the New VEBA as of the Implementation Date. The U.S. District Court for the Eastern District of Michigan certified the class and granted preliminary approval of the Settlement Agreement, and we mailed notices to the class in March 2008. The fairness hearing was held in June 2008, and in July 2008 the U.S. District Court for the Eastern District of Michigan approved the Settlement Agreement. Before it could become effective, the Settlement Agreement was subject to the exhaustion of any appeals of the July 2008 approval and the completion of discussions between us and the staff of the Securities and Exchange Commission (SEC) regarding the accounting treatment for the transactions contemplated by the Settlement Agreement on a basis we believe to be reasonably satisfactory.

On September 2, 2008, which became the Final Effective Date, the judgment became final as the period to file appeals related to the U.S. District Court for the Eastern District of Michigan’s order expired. In September 2008, we determined that discussions between us and the staff of the SEC regarding the accounting treatment for the transaction contemplated by the Settlement Agreement were completed on a basis we believe to be reasonably satisfactory. Therefore, the Settlement Agreement became effective in September 2008 with an Implementation Date of January 1, 2010. As a result of the Settlement Agreement, our obligation to provide retiree healthcare coverage for UAW retirees and beneficiaries will terminate as of the Implementation Date. The obligation for retiree medical claims incurred on or after the Implementation Date will be the responsibility of the New Plan and New VEBA.

As a result of the Settlement Agreement becoming effective, we remeasured the obligations and plan assets of our UAW hourly medical plan and Mitigation Plan using updated assumptions at September 1, 2008. The remeasured accumulated postretirement benefit obligations (APBO) included: (1) the expected benefit payments from the Final Effective Date to the Implementation Date, discounted at a rate of 5.1%; (2) the expected payments to the New VEBA, on or after the Implementation Date, discounted at the contractual discount rate of 9.0%; and (3) a $450 million payment to the New VEBA which is contingent upon substantial consummation of Delphi’s plan of reorganization (POR). The discount rate of 5.1% was determined based on the yield of an optimized hypothetical portfolio of high-quality bonds rated AA or higher by a recognized rating agency with maturities through December 31, 2009 sufficient to fully defease the obligation for expected benefit payments before the Implementation Date. The expected payments to the New VEBA after the Implementation Date assume that we will: (1) be required to make all twenty annual Shortfall Payments of $165 million to the New VEBA (discussed below); (2) not elect to prepay any contributions to the New VEBA; (3) contribute the $450 million payment to the New VEBA which is contingent upon Delphi’s POR; and (4) amend the U.S. hourly pension plan to add a flat monthly special lifetime benefit of $66.70 payable to plan participants commencing January 1, 2010.

The September 1, 2008 remeasurement of the UAW hourly medical plan resulted in a reduction of our APBO of $13.1 billion from the previous plan remeasurement as discussed in “2008 Special Attrition Programs” concerning the May 31, 2008 remeasurement of the UAW hourly healthcare plan. Substantially all of the $13.1 billion reduction in APBO was recorded as an actuarial gain through Accumulated other comprehensive loss that will be subject to amortization with other net actuarial gains and losses over the remaining life expectancy of plan participants. The decrease in APBO includes reduced retiree healthcare benefits of $1.7 billion that were offset by a flat monthly special lifetime benefit of $66.70 commencing January 1, 2010 to be paid to plan participants out of the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. hourly pension plan. This $1.7 billion decrease in APBO has been recorded as an actuarial gain in Other comprehensive loss and will be recognized as a component of the settlement gain or loss for the UAW hourly medical plan recorded at the Implementation Date. Additionally, we recorded a benefit of $622 million in 2008 pursuant to the Settlement Agreement for the reduction of our post-Implementation Date liability related to our assumption of the Delphi healthcare obligation for certain active and retired Delphi-UAW employees. The remeasurement of the Mitigation Plan resulted in a $137 million reduction of that plan’s APBO, which we recorded as an actuarial gain in Other comprehensive loss that will be subject to amortization with other net actuarial gains and losses over the expected period of economic benefit for that plan. Refer to Note 18 for additional information regarding Delphi.

As part of the September 1, 2008 plan remeasurements, we recorded a net curtailment gain of $4.9 billion in 2008, recorded in Automotive cost of sales, representing the accelerated recognition of the portion of net prior service credits which had previously been scheduled for amortization after the Implementation Date. The net curtailment gain was comprised of a curtailment gain of $6.3 billion related to the UAW hourly medical plan partially offset by a $1.4 billion curtailment loss related to the Mitigation Plan.

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

At the Implementation Date, we will account for the establishment and funding of the New VEBA as a termination of our UAW hourly medical plan and Mitigation Plan. The settlement gain or loss to be recognized on the Implementation Date will include the net effect of the following: (1) the difference between fair value of the consideration to be provided to the New VEBA and the carrying value of the UAW hourly medical plan and Mitigation Plan obligations; (2) the unamortized actuarial gains or losses remaining in Accumulated other comprehensive loss at that date; less (3) the cost of the increased pension benefit described below.

The U.S. hourly pension plan was amended as part of the Settlement Agreement to reflect a flat monthly special lifetime benefit of $66.70 commencing January 1, 2010 to be paid to plan participants to help offset the retiree’s increased costs of monthly contributions required under the terms of the New VEBA. As a result, we remeasured our U.S. hourly pension plan at September 1, 2008 to reflect this change in benefits using a discount rate of 6.70%, which reflects a 25 basis point increase from the May 31, 2008 plan remeasurement. The September 1, 2008 remeasurement resulted in an increase to the projected benefit obligation (PBO) of $563 million. The cost of the flat monthly benefit, which was $2.7 billion at September 1, 2008, has been recorded as a component of net actuarial loss and will be recognized as a component of the settlement gain or loss for the UAW hourly healthcare plan to be recorded at the Implementation Date. We also experienced actual plan asset losses of $2.1 billion at the September 1, 2008 remeasurement date since the previous measurement date of May 31, 2008.

In exchange for the transfer of our UAW hourly medical plan and Mitigation Plan obligations to the New Plan, the terms of the Settlement Agreement, as amended and agreed to by Class Counsel representing the class of UAW retirees regarding postretirement healthcare coverage, require us to make contributions to the New VEBA as described below:

•

We are obligated to contribute $5.6 billion on the Implementation Date or make annual payments in varying amounts between $436 million and $3.3 billion through 2020 at our election. At any time after the Implementation Date we will have the option to prepay all remaining payments at a discount rate of 9.0%.

•

In February 2008, we issued a $4.0 billion Short-Term Note to LBK, LLC (LBK), a Delaware limited liability company of which we are the sole member. The Short-Term Note pays interest at a rate of 9.0% and matures on or before the 20th business day after the Implementation Date. LBK will hold the Short-Term Note until maturity at which point the proceeds will be transferred to the New VEBA.

•

In February 2008, we issued $4.4 billion of our 6.75% Series U Convertible Senior Debentures due December 31, 2012 (Convertible Note) to LBK. LBK will hold the Convertible Note until it is transferred to the New VEBA. The Convertible Note is convertible into 109 million shares of our common stock. Interest on the Convertible Note is payable semiannually.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have deferred the payment of interest for 2008 and 2009 into 2010. Interest payments of $295 million due in 2010, 2011 and 2012 in addition to the deferred interest payments, after the Convertible Note is contributed to the New VEBA, will be made directly to the New VEBA or any other holder of the Convertible Note.

•

In conjunction with the issuance of the Convertible Note, we entered into certain cash-settled derivative instruments maturing on June 30, 2011 to LBK that will have the economic effect of reducing the conversion price of the Convertible Note from $40 to $36 per share. These derivative instruments will also entitle us to partially recover the additional economic value provided if our common stock price appreciates to between $63.48 and $70.53 per share by June 30, 2011 and to fully recover the additional economic value provided if our common stock price reaches $70.53 per share or above by June 30, 2011. LBK will transfer its interests in the derivatives to the New VEBA when the Convertible Note is transferred from LBK to the New VEBA following the Implementation Date.

•

Because LBK is a wholly-owned consolidated subsidiary, the Short-Term Note, Convertible Note, derivatives and related interest income and expense have been and will continue to be eliminated in our consolidated financial statements until the Implementation Date.

•	We must make a remaining contribution, originally payable to the Mitigation Plan VEBA, of $1.0 billion due in 2011.

•	Other payments of $285 million are to be made on the Implementation Date.

•

We may be required to contribute Shortfall Payments of $165 million per year, limited to a maximum of 20 payments, to the New VEBA if annual cash flow projections show that the New VEBA will become insolvent on a rolling 25-year basis. When measuring our obligation at September 1, 2008, September 30, 2008 and December 31, 2008 we assumed we will be required to make all 20 payments. At any time after the Implementation Date we will have the option to prepay all remaining payments at a discount rate of 9.0%.

•

Effective January 1, 2008, we divided the amount in the existing internal VEBA into separate bookkeeping accounts related to UAW represented employees and retirees, their eligible spouses, surviving spouses and dependents (UAW Related Account) and non-UAW represented employees and retirees, their eligible spouses, surviving spouses and dependents (Non-UAW Related Account). No amounts will be withdrawn from the UAW Related Account, including its investment returns, until the transfer of assets to the New VEBA on the Implementation Date. The UAW Related Account had a balance of $10.0 billion and the Mitigation Plan VEBA had a balance of $1.2 billion at December 31, 2008.

The foregoing description of the required timing of contributions to the New VEBA reflects the deferral of payments of $1.9 billion which were originally required to be contributed in 2008 and 2009, as allowed by the Settlement Agreement and consented to by the Class Counsel. This deferral amount includes interest on the Convertible Note through January 1, 2010 the Shortfall Payment of $165 million due in 2008 and other required annual payments. These payments are deferred until the Implementation Date and will be increased by an annual interest rate factor of 9.0%.

2008 Special Attrition Programs

In February 2008, we entered into agreements with the UAW and the IUE-CWA regarding special attrition programs which were intended to further reduce the number of our hourly employees. The 2008 UAW Special Attrition Program offered to our 74,000 UAW-represented employees consists of wage and benefit packages for normal and voluntary retirements, buyouts or pre-retirement leaves for employees with 26 to 29 years of service. In addition to their vested pension benefits, those employees that were retirement eligible received a lump sum payment, the amount of which depended upon their job classification, that was funded from our U.S. hourly pension plan. For those employees not retirement eligible, other buyout options were offered. The terms of the 2008 IUE-CWA Special Attrition Program were similar to those offered under the 2008 UAW Special Attrition Program. As a result of the 2008 Special Attrition Programs, in 2008 we recognized a curtailment loss on the U.S. hourly pension plan of $2.4 billion (measured at May 31, 2008) due to the significant reduction in the expected aggregate years of future service as a result of the employees accepting

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the voluntary program. In addition, we recorded a charge for special termination benefits of $800 million for irrevocable employee acceptances in 2008. The combined curtailment loss and other special termination benefit charges of $3.2 billion were recorded in Automotive cost of sales.

The U.S. hourly pension plan remeasurement at May 31, 2008 resulted in an increase to the PBO of $842 million which had an insignificant effect on net periodic pension expense in 2008. This remeasurement included the effect of other previously announced facility idlings in the U.S. as well as changes in certain actuarial assumptions. The discount rate used to determine the PBO at May 31, 2008 was 6.45%. This represents a 15 basis point increase from the 6.30% used at December 31, 2007.

In anticipation of the possibility of a curtailment as a result of the 2008 UAW Special Attrition Program, we also remeasured the UAW hourly medical plan at May 31, 2008. Subsequent to the remeasurement we determined that a curtailment did not occur; however, we have recorded the effects of the May 31, 2008 remeasurement of the UAW hourly medical plan. This remeasurement resulted in an insignificant adjustment to the APBO and net periodic pension and OPEB (income) expense. As a result of the 2008 Special Attrition Programs a number of smaller OPEB plans were curtailed. The remeasurements of these plans in 2008 resulted in a $104 million curtailment gain. In addition, we recorded a charge for special termination benefits and other costs of $68 million in 2008 related to OPEB plans.

Canada Facility Idlings and Canadian Auto Workers Union Negotiations

In May 2008, we entered into an agreement with the CAW which resulted in increased pension benefits (2008 CAW Agreement). Subsequent to reaching an agreement with the CAW, we announced our plan to cease production at our Oshawa, Ontario truck facility due to a decrease in consumer demand for fullsize trucks which triggered a curtailment of our Canadian hourly and salaried pension plans (Canadian Pension Plans). Accordingly, we remeasured the Canadian Pension Plans at May 31, 2008. The remeasurement was performed using a discount rate of 6.0%, which reflects a 25 basis point increase from December 31, 2007. Also included in the remeasurement were the effects of other previously announced facility idlings as well as changes in certain other actuarial assumptions. In 2008, the remeasurements resulted in a curtailment loss of $177 million related to the Canadian Pension Plans and an increase to the PBO of $262 million, excluding the effects of foreign currency exchange rates. In addition, we recorded a charge for contractual termination benefits of $37 million in Automotive cost of sales in 2008.

Prior to the 2008 CAW Agreement, we amortized prior service cost related to our Canadian hourly defined benefit pension plan over the remaining service period for active employees at the time of the amendment, previously estimated to be 10 years. In conjunction with entering into the 2008 CAW Agreement, we evaluated the 2008 CAW Agreement and the relationship with the CAW and determined that the contractual life of the labor agreements is a more appropriate reflection of the period of future economic benefit received from pension plan amendments negotiated as part of our collectively bargained agreement. This change accelerated the recognition of prior service cost to three years, resulting in additional net periodic pension expense of $334 million in 2008 related to pension increases in Canada from prior collectively bargained agreements. The combined pension related charges of $548 million were recorded in Automotive cost of sales in 2008.

Additionally, we remeasured the Canadian hourly retiree medical plan at May 31, 2008. The remeasurement reflected the plan amendment in the 2008 CAW Agreement as well as the announced capacity reductions and utilized updated actuarial assumptions, including the discount rate. The discount rate used to determine the APBO at May 31, 2008 was 6.0%. This reflects a 25 basis point increase from the discount rate used at December 31, 2007. The remeasurement resulted in insignificant adjustments to the APBO and to net periodic pension and OPEB (income) expense from continuing operations in 2008.

IUE-CWA Agreements

In October 2008, members of the IUE-CWA ratified the closure agreement for our Moraine, Ohio facility, which is our only IUE-CWA represented facility. The agreement is contingent upon the establishment of a new healthcare plan for IUE-CWA retirees funded entirely by the IUE-CWA VEBA that would assume responsibility for providing retiree medical benefits to IUE-CWA retirees. In this regard, in October 2008, we and the IUE-CWA agreed in principle, subject to the conditions described below, to a

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

framework for establishing such a VEBA, which included incremental cash payments from us as well as a non-escalating increase in pension benefits to IUE-CWA retirees to partially offset increased costs for the receipt of healthcare benefits in retirement. The proposed framework included, among other things, requirements that the IUE-CWA and we reach a settlement agreement with a class of IUE-CWA retirees and that any such settlement agreement receive court approval. Due to unprecedented declining economic circumstances leading to our obtaining the UST Loan Facility, however, we were unable to formally consummate an agreement with the IUE-CWA that would have permitted the parties to proceed with class-wide settlement negotiations. Included among the terms of the UST Loan Agreement is a prohibition against increasing any pension benefits that were not in effect under the terms of a pension plan on December 31, 2008, which appears to restrain the parties from including pension increases as part of their negotiations. Other terms of the UST Loan Agreement call into question the composition of the incremental payments we would make. We are continuing to work with the IUE-CWA toward reaching an agreement within the parameters established by the UST.

In light of these contingencies, no recognition to the effect of the IUE-CWA VEBA agreement has been made in our consolidated financial statements.

Under the terms of the agreement our obligation to provide retiree healthcare coverage for IUE-CWA retirees and beneficiaries will terminate on January 1, 2012. The obligation for retiree medical claims incurred thereafter will be the responsibility of the IUE-CWA VEBA. Funding for the IUE-CWA VEBA will begin after the final effective date of January 1, 2012.

As part of the closure agreement that we reached with the IUE-CWA on October 22, 2008, we agreed to certain pension benefit enhancements, patterned from the 2008 UAW Settlement Agreement, for both current and future IUE-CWA retirees. The cost associated with the pension benefit enhancement is $255 million. This amount was recorded as expense in the three months ending December 31, 2008 which is consistent with the period of future economic benefit due to the closure of the Moraine, Ohio facility during the three months ending December 31, 2008.

As a result of the closure of the Moraine facility, we accelerated substantially all of the IUE-CWA retiree healthcare plan’s negative prior service cost resulting in a $257 million curtailment gain during the three months ended December 31, 2008.

Salaried Retiree Benefit Plan Changes

In July 2008, we amended our U.S. salaried retiree medical and pension plans to eliminate healthcare coverage for U.S. salaried retirees over age 65. Upon reaching age 65 effective January 1, 2009, affected retirees and surviving spouses will receive a pension increase of $300 per month to partially offset the retiree’s increased cost of Medicare and supplemental healthcare coverage. As a result of these plan changes, we remeasured our U.S. salaried retiree medical and U.S. salaried pension plans at July 1, 2008. For participants who are age 65 or over on January 1, 2009, the elimination of medical benefits, after considering the cost of the increased pension benefits provided, resulted in a settlement loss of $1.7 billion. The $1.7 billion settlement loss was primarily the result of previously unamortized actuarial losses, and was recorded in Automotive cost of sales in 2008. For participants who are under the age of 65, the future elimination of healthcare benefits upon their turning age 65, and the increased pension benefits provided, resulted in a negative plan amendment to the U.S. salaried retiree medical plan and a positive plan amendment to the U.S. salaried pension plan. The U.S. salaried retiree medical plan APBO was reduced by a net $4.0 billion at the July 1, 2008 remeasurement date from December 31, 2007, which included a $2.8 billion reduction attributable to the settlement and a $900 million reduction due to the negative plan amendment. The negative plan amendment for the U.S. salaried retiree medical plan and the positive plan amendment for the U.S. salaried pension plan will be amortized over seven years, which represents the average remaining years to full eligibility for U.S. salaried retiree medical plan participants. The U.S. salaried retiree medical plan was remeasured using a discount rate of 6.75%, which represents a 35 basis point increase from December 31, 2007. The U.S. salaried pension plan PBO increased by a net $3.2 billion at the July 1, 2008 remeasurement date from December 31, 2007, which included a $2.6 billion increase attributable to the settlement and a $956 million increase due to the positive plan amendment. We also experienced actual plan asset losses of $700 million at the July 1, 2008 remeasurement date since the previous measurement. The pension plan was remeasured using a discount rate of 6.60% which represents a 15 basis point increase from December 31, 2007. As a result of the elimination of healthcare benefits for participants age 65 and over in the U.S. salaried retiree medical plan, all or almost all of the participants in the plan are no longer

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inactive. Accordingly, we have changed the U.S. salaried retiree medical plan’s amortization period for plan amendments and actuarial gains and losses effective with the July 1, 2008 remeasurement. Plan amendments on or after July 1, 2008 will now be amortized over the period to full eligibility and actuarial gains and losses amortized over the average years of future service.

Salaried Workforce Reductions and Other Salaried Benefit Program Modifications

In September 2008, we extended voluntary early retirement offers under our Salaried Window Program to certain of our U.S. salaried employees as part of our July 15, 2008 plan to reduce salary related costs. At December 31, 2008, 3,700 employees had irrevocably accepted the Salaried Window Program, and as such, we recorded special termination benefit charges of $259 million in Selling, general and administrative expense and $52 million in Automotive cost of sales in 2008.

In October 2008, we announced that we would initiate involuntary separations in some areas of the business to achieve the targeted personnel reduction levels. We are still in the process of assessing the size and effect of these reductions, and at December 31, 2008 involuntary terminations had not been initiated, and no amount has been accrued for these terminations.

Delphi-GM Settlement Agreements

As discussed in Note 18, we and Delphi reached agreements in the three months ended September 30, 2008 with each of Delphi’s unions regarding the plan to freeze the benefits related to Delphi’s hourly rate employee pension plan (Delphi HRP); the cessation by Delphi of OPEB for Delphi hourly union-represented employees and retirees; and transfers pursuant to Internal Revenue Service (IRS) Code Section 414(l) of certain assets and obligations from the Delphi HRP to our U.S. hourly pension plan. As a result of assuming Delphi OPEB obligations, we transferred liabilities of $2.8 billion from our Delphi related accrual into our U.S. OPEB obligation. We remeasured certain of our OPEB plans at September 30, 2008 to include Delphi hourly employees, the effects of other announced facility idlings in the U.S., as well as changes in certain actuarial assumptions. These remeasurements increased our APBO by $1.2 billion at September 30, 2008 and used a weighted-average discount rate of 6.85%, which reflects a 45 basis point increase from December 31, 2007.

The transfer of certain assets and obligations from the Delphi HRP to our U.S. hourly pension plan pursuant to IRS Code Section 414(l) resulted in a decrease in our Delphi related accrual and an offsetting increase in the PBO of $2.8 billion. Accordingly, we remeasured our U.S. hourly pension plan at September 30, 2008 to include: (1) assets and liabilities of certain employees transferred in accordance with the Delphi Settlement Agreement; (2) our obligation under the Benefit Guarantee Agreement to provide up to seven years of credited service to covered employees; (3) the effects of other announced facility idlings in the U.S.; and (4) changes in certain actuarial assumptions including a discount rate of 7.10% which reflects a 40 basis point increase from September 1, 2008. The remeasurement at September 30, 2008 including the above transfer of certain obligations resulted in a net increase in the PBO of $1.1 billion from September 1, 2008. We also experienced actual plan asset losses of $3.9 billion at the September 30, 2008 remeasurement date since the previous measurement date of September 1, 2008.

Other Hourly Retiree Benefit Changes

In November 2008 we notified nine unions, other than the UAW and IUE-CWA, that effective January 1, 2009, 5,000 retirees will be subject to revised healthcare benefits requiring retirees to make monthly healthcare contributions as well as co-payments and deductibles. The change reduced the APBO of this plan by $141 million and will be amortized over the life expectancy of the plan’s participants.

2007

As a result of the increased pension benefits granted as part of the 2007 National Agreement, a collective bargaining agreement with the UAW which included among other terms a two-tiered wage structure with lower wages and benefits for employees hired into certain non-core jobs, we remeasured the U.S. hourly defined benefit pension plan at October 1, 2007 generating a $41 million increase in pension expense in 2007. The remeasurement increased our U.S. hourly PBO by $4.2 billion. The terms of the 2007 National Agreement also provided for pension benefits to certain future and current retirees for Delphi that were transferred at the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time of the spin-off. Future Delphi retirees received the same incremental pension increase consistent with our employees while the current Delphi retirees will receive four lump-sum payments with the same terms of those received by our retirees. These pension benefits granted to future and current retirees of Delphi will be funded by our hourly pension plan and were included in our October 1, 2007 remeasurement of our hourly pension plan. The value of the increased pension benefits of $552 million to future and current Delphi retirees was recorded in Other expenses in 2007.

As a result of the 2007 National Agreement, we recognized a net negative prior service cost for the following changes to the UAW hourly medical plan: (1) changes to the prescription drug benefits; (2) elimination of the preferred provider organization option and a reduction to the number of health maintenance organization options available to UAW retirees; offset by (3) credited service fill-in for periods of leave/layoff prior to December 31, 1995. The net effect of these changes was a reduction to APBO of $847 million at December 31, 2007.

Prior to the 2007 National Agreement, we amortized prior service cost related to our hourly defined benefit pension plans in the U.S. over the average remaining service period for active employees at the time of the amendment, previously estimated to be 10.1 years. We also expensed any lump sum payments granted to retirees in the quarter the associated contract was approved. In conjunction with entering into the 2007 National Agreement, we determined that the contractual life of the labor agreements better reflected the period of future economic benefit received from pension plan amendments for our collectively bargained hourly pension plans. Therefore, we are amortizing these amounts over a four year period. Also, we recorded additional pension expense of $1.6 billion in the three months ended September 30, 2007 related to the accelerated recognition of previously unamortized prior service cost related to pension increases in the U.S. from prior collectively bargained agreements due to our determination that there is no period of future economic benefit remaining. Such charge is recorded as a component of Automotive costs of sales of $1.5 billion and a component of Selling, general and administrative expense of $77 million.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits(a)		U.S. Other Benefits(b)		Non-U.S. Other Benefits(b)
	2008	2007	2008	2007	2008	2007	2008	2007
	(Dollars in millions)
Change in benefit obligations
Benefit obligation at January 1	$85,277	$85,422	$23,753	$22,538	$59,703	$64,584	$4,310	$3,744
SFAS No. 158 measurement date adjustment	—	—	—	(539)	—	238	—	—
Service cost	527	627	410	486	241	370	32	45
Interest cost	5,493	4,931	1,269	1,143	3,519	3,609	225	199
Plan participants’ contributions	—	—	29	29	401	354	—	—
Amendments	1,218	3,635	218	75	(1,108)	(1,338)	(185)	(66)
Actuarial (gains) losses	5,684	(2,452)	(965)	(1,486)	(18,918)	(3,225)	(443)	(133)
Benefits paid	(8,862)	(7,574)	(1,390)	(1,287)	(4,759)	(4,753)	(175)	(147)
Medicare Part D receipts	—	—	—	—	240	215	—	—
Exchange rate movements	—	—	(3,981)	2,736	—	—	(833)	666
Delphi obligation transfer	2,753	—	—	—	2,654	—	—	—
Curtailments, settlements, and other	6,045	688	652	58	(2,013)	(351)	(1)	2

Benefit obligation at December 31	$98,135	$85,277	$19,995	$23,753	$39,960	$59,703	$2,930	$4,310

Change in plan assets
Fair value of plan assets at January 1	$104,070	$101,392	$13,308	$11,506	$16,303	$16,939	$—	$—
SFAS No. 158 measurement date adjustment	—	—	—	277	—	110	—	—
Actual return on plan assets	(11,350)	10,073	(2,863)	492	(4,978)	1,183	—	—
Employer contributions	90	89	977	848	3,002	2,470	175	147
Plan participants’ contributions	—	—	29	29	401	354	—	—
Benefits paid	(8,862)	(7,574)	(1,390)	(1,287)	(4,759)	(4,753)	(175)	(147)
Exchange rate movements	—	—	(2,342)	1,507	—	—	—	—
Delphi plan asset transfer	572	—	—	—	—	—	—	—
Other	25	90	367	(64)	—	—	—	—

Fair value of plan assets at December 31	$84,545	$104,070	$8,086	$13,308	$9,969	$16,303	$—	$—

Funded status at December 31	$(13,590)	$18,793	$(11,909)	$(10,445)	$(29,991)	$(43,400)	$(2,930)	$(4,310)

Amounts recognized in the consolidated balance sheet consist of:
Noncurrent asset	$—	$19,984	$109	$191	$—	$—	$—	$—
Current liability	(108)	(85)	(322)	(361)	(3,848)	(168)	(154)	(167)
Noncurrent liability	(13,482)	(1,106)	(11,696)	(10,275)	(26,143)	(43,232)	(2,776)	(4,143)

Net amount recognized	$(13,590)	$18,793	$(11,909)	$(10,445)	$(29,991)	$(43,400)	$(2,930)	$(4,310)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$34,940	$10,180	$6,188	$4,981	$1,651	$16,425	$569	$1,418
Net prior service cost (credit)	2,277	2,617	(170)	81	(5,305)	(11,277)	(519)	(563)
Transition obligation	—	—	7	17	—	—	—	—

Total recognized in accumulated other comprehensive income	$37,217	$12,797	$6,025	$5,079	$(3,654)	$5,148	$50	$855

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Table does not include other non-U.S. employee benefit arrangements with a total PBO of $95 million and $116 million at December 31, 2008 and December 31, 2007, respectively.

(b)	Table does not include extended disability plans with a total APBO of $535 million and $701 million at December 31, 2008 and December 31, 2007, respectively.

In 2008 we experienced actual losses on our U.S. pension plan assets of $11.4 billion compared to expected returns of 8.5%, or $8.0 billion, that were recognized in our 2008 pension expense. As a result of the U.S. pension plans interim remeasurements that occurred prior to the December 31, 2008 remeasurement, a portion of the effect of the actual plan asset losses was amortized into earnings for the remainder of the year subsequent to the interim remeasurements. Under our historical accounting policy, we utilize a market-related value of plan assets in the determination of future pension expense. A market-related value averages gains and losses over a period of years. We define market-related value as an amount that recognizes 60% of the difference between the actual fair value of assets and the expected calculated value initially, and 10% of that difference over each of the next four years. The market-related value of assets used in the calculation of expected return on U.S. pension plan assets for fiscal 2009 is $5.8 billion higher than the actual fair value of plan assets. Therefore, despite the multiple remeasurements of our pension plans in 2008, the effect of the recent downturn in the financial markets has not yet fully affected our net pension expense. The weighted-average expected long-term rate of return on U.S. plan assets used to determine net pension expense for 2008 was 8.5% compared to 8.5% for 2007 and 9.0% for 2006. The return on our non-U.S. pension plan assets was an actual loss $2.9 billion which was less than the expected return of 7.8%, or $969 million.

The following table summarizes the total accumulated benefit obligations (ABO), the ABO and fair value of plan assets for our defined benefit pension plans with ABO in excess of plan assets, and the PBO and fair value of plan assets for defined benefit pension plans with PBO in excess of plan assets:

	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007
	(Dollars in millions)
ABO	$98,003	$85,226	$19,547	$23,179
Plans with ABO in excess of plan assets
ABO	$98,003	$1,189	$19,229	$22,390
Fair value of plan assets	$84,545	$—	$7,648	$12,351
Plans with PBO in excess of plan assets
PBO	$98,135	$1,191	$19,664	$23,380
Fair value of plan assets	$84,545	$—	$7,649	$12,941

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of net periodic pension and OPEB (income) expense from continuing operations along with the assumptions used to determine benefit obligations:

	U.S. Plans Pension Benefits			Non-U.S. Plans Pension Benefits			U.S. Other Benefits(a)			Non-U.S. Other Benefits(a)
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(Dollars in millions)
Components of expense
Service cost	$527	$627	$727	$410	$486	$484	$241	$370	$551	$32	$45	$53
Interest cost	5,493	4,931	4,965	1,269	1,143	967	3,519	3,609	3,929	225	199	190
Expected return on plan assets	(8,043)	(7,983)	(8,167)	(969)	(984)	(842)	(1,281)	(1,400)	(1,593)	—	—	—
Amortization of prior service cost (credit)	1,077	2,167	785	407	32	78	(1,918)	(1,830)	(1,071)	(86)	(86)	(82)
Amortization of transition obligation	—	—	—	6	8	7	—	—	—	—	—	—
Amortization of net actuarial loss	317	764	1,126	275	407	399	508	1,352	1,986	110	122	133
Curtailments, settlements, and other losses (gains)	3,823	75	4,260	270	156	139	(3,476)	(213)	(505)	11	(17)	(9)
Divestiture of Allison (b)	—	(30)	(17)	—	—	—	—	211	(15)	—	—	—

Net periodic pension and OPEB (income) expense from continuing operations	$3,194	$551	$3,679	$1,668	$1,248	$1,232	$(2,407)	$2,099	$3,282	$292	$263	$285

Weighted-average assumptions used to determine benefit obligations at December 31 (c)
Discount rate	6.27%	6.35%	5.90%	6.22%	5.72%	4.76%	8.25%	6.35%	5.90%	7.00%	5.75%	5.00%
Rate of compensation increase	5.00%	5.25%	5.00%	3.59%	3.60%	3.00%	2.10%	3.30%	4.60%	4.45%	4.00%	4.00%
Weighted-average assumptions used to determine net expense for years ended December 31 (d)
Discount rate	6.56%	5.97%	5.70%	5.77%	4.97%	4.72%	7.02%	5.90%	5.45%	5.90%	5.00%	5.00%
Expected return on plan assets	8.50%	8.50%	9.00%	7.78%	7.85%	8.40%	8.40%	8.40%	8.80%	—	—	—
Rate of compensation increase	5.00%	5.00%	4.90%	3.59%	3.46%	3.10%	3.30%	4.60%	4.20%	4.00%	4.00%	4.00%

(a)	Table does not include extended disability plans with a total net expense of $21 million, $63 million and $105 million in 2008, 2007 and 2006, respectively (excluding curtailments), as the amounts are insignificant.

(b)

As a result of the Allison divestiture, we recorded an adjustment to the unamortized prior service cost of our U.S. hourly and salaried defined benefit pension plans of $18 million and our U.S. hourly and salaried OPEB plans of $223 million in 2007.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Those adjustments were included in the determination of the gain recognized on the sale of Allison. The net periodic pension and OPEB benefit expenses related to Allison were reported as a component of discontinued operations. All such amounts related to Allison are reflected in the table above, and the effects of those amounts are shown as an adjustment to arrive at net periodic pension and OPEB (income) expense from continuing operations.

(c)	Determined at the end of year.

(d)	Determined at the beginning of year and updated for remeasurements. Appropriate discount rates were used in 2008 and 2007 to measure the effects of curtailments and plan amendments on various plans.

The following table summarizes estimated amounts to be amortized from Accumulated other comprehensive income into net periodic benefit cost in 2009 based on December 31, 2008 plan measurements:

	U.S. Pension Plans	Non-U.S. Pension Plans	U.S. Other Benefit Plans	Non-U.S. Other Benefit Plans
	(Dollars in millions)
Amortization of prior service cost (credit)	$825	$26	$(1,948)	$(108)
Amortization of transition obligation	—	2	—	—
Amortization of net actuarial loss	1,350	338	60	36

	$2,175	$366	$(1,888)	$(72)

We have changed the U.S. salaried retiree medical plan’s amortization period for plan amendments and actuarial (gains) losses effective with the July 1, 2008 remeasurement. Plan amendments on or after July 1, 2008 will now be amortized over the period to full eligibility and actuarial gains and losses amortized over the average years of future service.

Effective with the December 31, 2007 remeasurement, we began amortizing actuarial (gains) losses and new prior service costs (credits) for the U.S. hourly healthcare plans over a time period corresponding with the average life expectancy of the plan participants.

Assumptions

Discount Rate

We establish the discount rate assumption for each of our retirement-related U.S. benefit plans at their respective measurement dates to reflect the yield of a hypothetical portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to satisfy projected future benefits. The weighted-average discount rate for our U.S. defined benefit pension plans was 6.3%, and the weighted-average discount rate for our U.S. OPEB plans was 8.3% at December 31, 2008.

We establish the discount rate assumption for each of our retirement-related non-U.S. benefit plans at their respective measurement dates utilizing published indices with adjustments made to reflect the underlying duration of expected benefit payments. The weighted-average discount rate for our non-U.S. defined benefit pension plans was 6.2%, and the weighted-average discount rate for our non-U.S. OPEB plans was 7.0% at December 31, 2008.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Healthcare Trend Rate

	December 31,
	U.S. Plans		Non U.S. Plans
Assumed Healthcare Trend Rates	2008	2007	2008	2007
Initial healthcare cost trend rate	8.0%	8.2%	5.5%	5.4%
Ultimate healthcare cost trend rate	5.0%	5.0%	3.3%	3.2%
Number of years to ultimate trend rate	6	6	8	8

We determine the healthcare trend rate assumptions for inclusion in the U.S. healthcare OPEB valuation at each remeasurement. The healthcare trend rates are developed using historical and estimated retiree cash expenditures for health care. This information is supplemented with information gathered from actuarial based models, information obtained from our healthcare providers and known significant events.

The effect of aggregate healthcare trend rates developed for 2008 differ from that of the effect of the trend rates developed for 2007 because the 2008 rates do not include healthcare trend data, post January 1, 2010, associated with the UAW hourly healthcare plan due to the Implementation Date of the New VEBA. Our UAW hourly retiree medical plan obligations subsequent to the Implementation Date are contractually fixed as a result of the Settlement Agreement.

A one percentage point increase in the assumed healthcare trend rates for all future periods would have increased the U.S. APBO by $0.4 billion at December 31, 2008 and the aggregate U.S. service and interest cost components of non-pension postretirement benefit expense for 2008 by $0.3 billion. A one percentage point decrease would have decreased the U.S. APBO by $0.4 billion and the aggregate U.S. service and interest cost components of non-pension postretirement benefit expense for 2008 by $0.3 billion.

A one-percentage point increase in the assumed non-U.S. healthcare trend rates would have increased the non-U.S. APBO by $0.3 billion, and the non-U.S. aggregate service and interest cost components of non-pension postretirement benefit expense on an annualized basis by $27 million. A one-percentage point decrease would have decreased the non-U.S. APBO by $0.2 billion and the non-U.S. aggregate service and interest cost components of non-pension postretirement benefit expense on an annualized basis by $22 million.

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

Based on a study performed in 2008, our asset management group implemented some relatively minor adjustments in the long-run strategic asset allocations of the U.S. defined benefit pension plans. More significantly, the essential elements of the major changes that were implemented in 2006 and 2003 were reaffirmed. In 2006, we modified the target allocations to increase the fixed income exposure by 20.0% of total plan assets and to reduce the equity exposure by a corresponding amount, and in 2003 a liability hedging program was initiated. These changes in strategic asset allocation were intended to significantly lower the expected volatility of asset returns and plan funded status, as well as the probability of future contribution requirements. In setting a new strategic asset mix, we consider the likelihood that the selected mix will effectively fund the projected pension plan liabilities while aligning with the risk tolerance of the plans’ fiduciaries. Our strategic asset mix for U.S. defined benefit pension plans is intended to reduce exposure to equity market risks, to utilize asset classes which reduce surplus volatility and to utilize asset classes where active management has historically generated excess returns above market returns. Therefore, our expected long-term return assumption has been developed with the expectation that, through active management, we will achieve excess returns above market returns.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This asset mix is intended to place greater emphasis on investment manager skills than on general market returns to produce expected long-term returns, while employing various risk mitigation strategies to reduce surplus volatility. The refinements in the asset mix implemented in 2008 and the re-examination of expected asset return assumptions did not necessitate a change in our expected long-term annual return rate assumption for our U.S. defined benefit plans, which remains at 8.5%. At December 31, 2008, after taking into account the refinements from the most recent study, our U.S. pension assets have the following target allocation relative to total assets: publicly traded equity securities, 28.0%; debt securities, 57.0%; real estate, 9.0%; and other alternative investments, 6.0%. In 2007, our target allocations for such assets were: publicly traded equity securities, 29.0%; debt securities, 52.0%; real estate, 8.0%; and other alternative investments, 11.0%.

The expected return on plan assets included in pension expense for non-U.S. pension plans is determined in a similar manner to the U.S. plans except that different assumptions are utilized for determining excess returns over market returns due to a lower level of active management of these plan assets as compared to the U.S. plan assets. In 2008, our non-U.S. pension assets have the following target allocation relative to total assets: equity securities, 60.0%; debt securities, 24.0%; real estate; 12.0%; and other alternative investments, 4.0%. In 2007, our non-U.S. pension plan assets target allocations were: equity securities, 64.0%; debt securities, 26.0%; real estate; 9.0%; and other alternative investments, 1.0%.

Plan Assets

Our pension plan assets are invested in trusts that permit commingling of the assets of more than one employee benefit plan for investment and administrative purposes. Each of the plans participating in the trust has interests in the net assets of the underlying investment pools of the Trusts. The plans’ investments in the trusts are recorded at estimated fair value, in compliance with the fair value measurement requirements of SFAS No. 157, as determined by the plan’s ownership interest in the underlying investment pools of each trust and their underlying assets.

The underlying investment pools have investments grouped primarily by publicly traded equities, high quality and high yield bonds, real estate and private markets. These asset groups are made up of individual investments in cash and cash equivalents, equity securities, debt securities, asset-backed securities, structured debt, derivative instruments, hedge funds, direct investments in real estate and private equity, and commingled investment funds. Commingled investment funds may hold investments in any or all of these types of assets and are included in the table below based on the nature of their underlying holdings.

The following table summarizes the actual percentage of plan assets by asset category for our defined benefit pension plans and U.S. OPEB plans:

	U.S. Pension Plan Assets		Non-U.S. Pension Plan Assets		U.S. OPEB Plan Assets
Asset Category	2008	2007	2008	2007	2008	2007
Equity securities	24%	26%	58%	62%	49%	53%
Debt securities	61%	52%	24%	25%	23%	25%
Real estate	9%	9%	13%	10%	5%	4%
Other (including private equity and hedge funds)	6%	13%	5%	3%	23%	18%

Total asset allocation	100%	100%	100%	100%	100%	100%

Where market quotations are readily available, equity and debt securities, including asset-backed securities, held by the investment pools are valued based upon the last traded or current bid price. Securities which are not traded on an exchange, such as structured debt, are valued primarily using independent pricing vendors, using dealer or counterparty supplied valuations, or at their fair value as determined by an internal valuation committee.

Equity securities include our common stock in the amounts of less than $1 million (0% of total pension plan assets) and $17 million (less than 1% of total pension plan assets) at December 31, 2008 and 2007, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real estate investments are valued using information such as independent real estate appraisals, internal appraisals prepared by investment managers and other market-based information about the individual property. The independent real estate appraisals are prepared at least once every three years and include detailed market studies and multiple valuation methodologies typical in the real estate industry such as sales comparison approach, replacement cost approach, and income capitalization approach. For periods in which independent appraisals are not prepared, models using one or more of these approaches are developed for each property by asset managers as a means of determining changes in fair value. We review the values for each investment quarterly and, if warranted by market or property level changes or other factors, values are appropriately adjusted based on management’s best estimate of changes in fair value.

Private equity investment valuations, which are provided by the general partners in these investments, are performed using income and market-based approaches. Internal investment managers perform due diligence at the inception of investments and formally update their understanding of various investment matters, including valuation policies, once or twice a year. Informal discussions occur as circumstances warrant. Our investment managers review the asset valuation for each investment quarterly and, if warranted by market or other factors, valuations are appropriately adjusted based on management’s best estimate of changes in fair value.

Derivative instruments are recorded at fair value based on last traded or current bid price where market quotations are readily available or based on industry standard derivative valuation models. The fair value of derivative liabilities incorporates nonperformance risk. Derivative instruments primarily include financial futures contracts, options including foreign currency options, swaps including swaptions, interest rate swaps and credit default swaps, and forward foreign currency contracts.

Investments in commingled funds are recorded at fair value based on the net asset value (NAV) of the fund as provided by the fund manager or general partner. Depending on the nature of the underlying assets, the fair value may be derived by the methods described above for the various assets categories. The NAV is reviewed for reasonableness by GM investment managers and, in certain circumstances, is adjusted to a fair value determined by an internal investment committee. Annually, GM obtains audited financial statements for these funds and compares the NAV provided by the fund manager to the underlying NAV of the audited fund financial statements. Investments in these funds are specific to asset allocation strategies and include global fixed income, real estate, private equity, index, hedge and other funds.

Due to the lack of timely available market information for certain investments and the inherent uncertainty of valuation, estimated fair values may differ from fair values that would have been used had readily available market information been available.

Plan Funding Policy and Contributions

Our funding policy with respect to our qualified defined benefit pension plans is to contribute annually not less than the minimum required by applicable law and regulations, or to directly pay benefit payments where appropriate. The following table summarizes our pension contributions to the U.S. hourly and salaried, other U.S., and non-U.S. defined benefit pension plans, or direct payments:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
U.S. hourly and salaried	$—	$—	$2
Other U.S.	$90	$89	$78
Non-U.S.	$977	$848	$889

Total contributions	$1,067	$937	$969

In 2009, we do not have any contributions due, and we do not expect to make any discretionary contributions into the U.S. hourly and salaried defined benefit pension plans. We expect to contribute or pay benefits of $112 million to our other U.S. defined benefit pension plans and $962 million to our non-U.S. pension plans.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We did not make any contributions to our U.S. hourly and salaried VEBAs for OPEB plans in 2008 or 2007. We withdrew a total of $1.4 billion and $2.7 billion from plan assets of our non-UAW VEBAs for OPEB plans in 2008 and 2007, respectively, and both the U.S. non-UAW hourly and salaried VEBAs were effectively liquidated by December 31, 2008. Contributions by participants to the U.S. OPEB plans were $401 million and $354 million in 2008 and 2007, respectively.

Benefit Payments

The following table summarizes the benefit payments, which include assumptions related to estimated future employee service, as appropriate, which are expected to be paid in the future:

	Pension Benefits(a)		U.S. Other Benefits(b)		Non-U.S. Other Benefits
	U.S. Plans	Non- U.S. Plans	Gross Benefit Payments	Gross Medicare Part D Receipts	Gross Benefit Payments
	(Dollars in millions)
2009	$9,086	$1,225	$4,183	$255	$156
2010	$8,909	$1,220	$868	$20	$169
2011	$8,680	$1,292	$865	$21	$184
2012	$8,316	$1,313	$856	$24	$194
2013	$8,104	$1,336	$849	$25	$202
2014-2018	$38,457	$6,867	$4,074	$149	$1,135

(a)	Benefits for most U.S. pension plans and certain non-U.S. pension plans are paid out of plan assets rather than our cash.

(b)	Benefit payments presented in this table reflect our estimates of the changes which will result from the implementation of the Settlement Agreement.

Note 17. Derivative Financial Instruments and Risk Management

Derivatives and Hedge Accounting

We are exposed to market risk from changes in foreign currency exchange rates, interest rates, and certain commodity prices. In the normal course of business, we enter into a variety of foreign currency exchange, interest rate, and commodity forward contracts, swaps and options, with the objective of managing our financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the derivatives used to economically hedge them. As the global demand for automobiles declined in the last half of 2008, our forecasted financial and operational exposures also declined. Consequently, we have instances for which the notionals of derivative contracts economically hedging a forecasted exposure exceed the underlying exposure. As this occurs, we enter into offsetting derivative contracts as appropriate as long as it is economically feasible.

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

Cash Flow Hedges

We use derivative financial instruments to manage foreign currency risk that arises from buying and selling inventory in currencies other than the local currencies in which we operate. Historically, these derivatives were designated as hedging instruments in cash flow hedges of forecasted foreign currency denominated purchases or sales for forecasted exposures up to three years in the future. In addition, we also designated derivative financial instruments in hedging relationships to manage risk from variability in cash flows related to interest and principal payments on foreign currency denominated bonds which we typically hedged until maturity of the bond with the longest maturity date extending to July 2033.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For derivatives designated in cash flow hedging relationships, we recorded changes in fair value in Accumulated other comprehensive loss. We reclassified amounts from Accumulated other comprehensive loss to earnings in the same period when the hedged forecasted transactions affected earnings. If the hedging relationship was terminated and the forecasted transaction was probable of not occurring, then the cumulative change in fair value of the derivative recorded in Accumulated other comprehensive loss was reclassified to earnings.

As part of our quarterly tests for hedge effectiveness during the fourth quarter of 2008 we were unable to conclude that our cash flow hedging relationships continued to be highly effective in achieving offsetting cash flows with the underlying forecasted transactions, a requirement for the application of hedge accounting treatment. As a result, we ceased hedge accounting treatment effective October 1, 2008 for our previously designated cash flow hedging instruments. Subsequent to this date, we recorded gains and losses arising from changes in the fair value of the derivative instruments in earnings, resulting in a net gain of $157 million recorded in the line item in which the underlying hedged items are recorded in the Statement of Operations for the three months ended December 31, 2008. As we have not concluded that the forecasted transactions related to the previously designated hedging derivatives were probable of not occurring, amounts recorded in Accumulated other comprehensive loss at September 30, 2008 will continue to be reclassified to earnings in the same period that the originally hedged transactions affect earnings.

The following table summarizes amounts reclassified from Accumulated other comprehensive loss to earnings for the effective portion of a hedging relationship:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
From Accumulated other comprehensive loss to Automotive revenue	$198	$225	$693
From Accumulated other comprehensive loss to Automotive cost of sales	$205	$51	$484

To the extent that prior hedging relationships were not effective, the ineffective portion of the change in fair value of the derivative instrument was recorded in earnings. Hedge ineffectiveness related to instruments designated as cash flow hedges was insignificant in 2008 and 2007 and increased Automotive cost of sales by $17 million in 2006.

Fair Value Hedges

We use derivative financial instruments such as interest rate swaps to manage our exposure to interest rate risk related to our fixed rate debt and, prior to 2007, mortgage servicing rights. Historically, these financial instruments were designated as hedging instruments in fair value hedging relationships and received hedge accounting treatment. We hedged our exposures to the maturity date of the underlying interest rate exposure, and the longest such interest exposure hedged at December 31, 2008 extended to April 2016.

For derivatives designated in fair value hedges, changes in the fair value of the derivatives were recorded in earnings, offset by recording corresponding changes in the fair value of the hedged item to the extent the hedge was effective. We recorded no hedging ineffectiveness in 2008 and 2007, and hedge ineffectiveness in 2006 was insignificant.

As part of our quarterly tests for hedge effectiveness during the fourth quarter of 2008 we were unable to conclude that our fair value hedging relationships continued to be highly effective in achieving offsetting changes in fair value with the underlying hedged item, a requirement for the application of hedge accounting treatment. As a result, we ceased hedge accounting treatment effective October 1, 2008 for our previously designated fair value hedging instruments. Subsequent to this date, we continued to record gains and losses arising from changes in the fair value of the derivative instruments in earnings and no longer recorded the change in fair value of the hedged debt in earnings. This resulted in the recording of a net gain of $279 million in Automotive and other interest expense in the Statement of Operations for the three months ended December 31, 2008. Previously recorded adjustments to the carrying value of the debt will be amortized to Automotive and other interest expense over the remaining debt term.

The amount expected to be amortized to earnings in 2009 is a gain of $8 million.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Investment Hedges

We have designated certain foreign currency denominated bonds to hedge foreign currency exposure related to our net investment in certain foreign subsidiaries. Foreign currency transaction gains and losses related to these debt instruments are recorded in Foreign currency translation adjustments. Unrealized gains (losses) of $106 million, $(224) million, and $(139) million were recorded in Foreign currency translation adjustments in 2008, 2007 and 2006, respectively.

Derivatives Not Designated in Hedging Relationships

We use derivative instruments such as forward contracts and options, including caps, floors and collars to economically hedge a variety of exposures. Unrealized and realized gains and losses related to derivatives instruments that are not designated as accounting hedges are recorded in the Statement of Operations in the line item in which the underlying economically hedged items are recorded.

We purchase commodities and parts with commodity content for use in production of vehicles which have purchase prices that vary based on commodity price indices. We hedge this commodity price risk economically by entering into derivative contracts. Unrealized and realized gains and losses related to these derivatives that are not designated as accounting hedges are recorded in Automotive cost of sales.

We are exposed to foreign currency exchange risk related to forecasted foreign currency denominated purchases of machinery and equipment, forecasted foreign currency denominated inventory purchases and sales, and forecasted foreign currency denominated interest and principal debt payments. We hedge this foreign currency exchange risk economically by entering into derivative contracts. Unrealized and realized gains and losses related to these derivatives that are not designated as accounting hedges are recorded in the Statement of Operations in the line item in which the underlying economically hedged items are recorded.

We are exposed to market risk related to changes in the fair value of our fixed rate debt. We hedge this risk economically by entering into interest rate swaps to effectively convert our fixed interest payments to variable interest payments. Unrealized and realized gains and losses related to these interest rate swaps that are not designated as accounting hedges are recorded in Automotive and other interest expense.

On December 31, 2008 we issued a warrant to the UST which met the definition of a derivative. Prospective changes in fair value will be recorded in earnings. Refer to Note 24 for the terms of the warrant.

Derivatives Not Meeting a Scope Exception from Fair Value Accounting

We enter into purchase contracts to hedge our physical exposure to the availability of certain commodities used in the production of vehicles. Some of these purchase contracts have been accounted for as derivatives with changes in fair value recorded currently in Automotive cost of sales, as these contracts do not qualify for the normal purchases and normal sales scope exception in SFAS No. 133.

Net Change in Accumulated Other Comprehensive Loss

The following table summarizes the net change in Accumulated other comprehensive loss related to cash flow hedging activities:

	Years Ended December 31,
	2008	2007
	(Dollars in millions)
Net unrealized gain on derivatives at January 1	$321	$359
Change in fair value	(1,054)	140
Reclassification to earnings	243	(178)

Net unrealized gain (loss) on derivatives at December 31	$(490)	$321

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net derivative losses of $552 million included in Accumulated other comprehensive loss at December 31, 2008 are expected to be reclassified into earnings within 12 months from that date.

Note 18. Commitments and Contingencies

Commitments

Noncancelable Operating Leases

The following table summarizes our minimum commitments under noncancelable operating leases having remaining terms in excess of one year, primarily for property:

	2009	2010	2011	2012	2013	2014 and after
	(Dollars in millions)
Minimum commitments	$834	$776	$574	$491	$518	$2,530
Sublease income	(216)	(206)	(204)	(200)	(193)	(1,910)

Net minimum commitments	$618	$570	$370	$291	$325	$620

Certain of these minimum commitments fund the obligations of nonconsolidated VIEs. Certain of the leases contain escalation clauses and renewal or purchase options. Rental expense under operating leases was $934 million, $812 million and $1.2 billion in 2008, 2007 and 2006, respectively.

Credit Card Programs

We sponsor credit card programs, which offer rebates that can be applied primarily against the purchase or lease of our vehicles. The amount of rebates available to qualified cardholders, net of deferred program income, was $3.4 billion and $3.9 billion at December 31, 2008 and 2007 respectively. Refer to Note 3 for additional information regarding our accounting policy for credit card programs we sponsor.

The following table summarizes information regarding our credit card program deferred revenue and redemption liability for estimated rebates applicable to sold vehicles:

	December 31,
	2008	2007
	(Dollars in millions)
Current liabilities:
Other accrued liabilities	$145	$214
Other liabilities and credits:
Deferred revenue	$500	$532

Guarantees

We have provided guarantees related to the residual value of certain operating leases. At December 31, 2008, the maximum potential amount of future undiscounted payments that we could be required to pay under these guarantees was $118 million. These guarantees terminate in years ranging from 2011 to 2035. Certain leases contain renewal options. In May 2008, we purchased our headquarters’ building in Detroit. Prior to the purchase, we leased the building under an operating lease and had guaranteed $626 million related to its residual value. We performed on the guarantee in conjunction with the acquisition.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have agreements with third parties that guarantee the fulfillment of certain suppliers’ commitments and related obligations. At December 31, 2008, the maximum potential future undiscounted payments that we could be required to pay under these guarantees was $520 million. Included in this amount is $481 million which relates to a guarantee provided to GMAC in Brazil in connection with dealer floor plan financing. This guarantee is secured by a $481 million certificate of deposit purchased from GMAC to which we have title. These guarantees expire in years ranging from 2009 to 2017, or upon the occurrence of specific events, such as a company’s cessation of business. At December 31, 2008 we have recorded liabilities of $24 million related to these guarantees.

In some instances, certain assets of the party whose debt or performance we have guaranteed may offset, to some degree, the cost of the guarantee. The offset of certain of our payables to guaranteed parties may also offset certain guarantees, if triggered.

We also provide payment guarantees on commercial loans made by GMAC and outstanding with certain third parties, such as dealers or rental car companies. At December 31, 2008, the maximum commercial obligations we guaranteed related to these loans was $42 million, and the guarantees either expire in years ranging from 2009 to 2012 or are ongoing. We determined the value ascribed to the guarantees to be insignificant based on the credit worthiness of the third parties.

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

Refer to Note 27 for additional information on guarantees that we provide to GMAC.

Asset Retirement Obligations

Conditional asset retirement obligations relate to legal obligations associated with retirement of tangible long-lived assets that result from acquisition, construction, development, or normal operation of a long-lived asset. We performed an analysis of such obligations associated with all real property owned or leased, including facilities, warehouses, and offices. Our estimates of conditional asset retirement obligations relate, in the case of owned properties, to costs estimated to be necessary for the legally required removal or remediation of various regulated materials, primarily asbestos. Asbestos abatement was estimated using site-specific surveys where available and a per square foot estimate where surveys were unavailable. For leased properties, such obligations relate to the estimated cost of contractually required property restoration.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recording conditional asset retirement obligations results in increased fixed asset balances with a corresponding increase to liabilities. Asset balances of $132 million and $89 million at December 31, 2008 and 2007, respectively, are recorded in Building and land improvement, while the related liabilities are included in Other Liabilities. The following table summarizes the activity of our asset retirement obligations:

	2008	2007
	(Dollars in millions)
Balance at January 1	$222	$193
Accretion expense	19	22
Liabilities incurred	2	43
Liabilities settled or disposed	(24)	(40)
Effect of foreign currency	(17)	4
Revisions to estimates	35	—

Balance at December 31	$237	$222

Environmental

Our operations, like operations of other companies engaged in similar businesses, are subject to a wide range of environmental protection laws, including laws regulating air emissions, water discharges, waste management and environmental remediation. We are in various stages of investigation or remediation for sites where contamination has been alleged. We are involved in a number of actions to remediate hazardous wastes as required by federal and state laws. Such statutes require that responsible parties fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site.

The future effect of environmental matters, including potential liabilities, is often difficult to estimate. We record an environmental reserve when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. This practice is followed whether the claims are asserted or unasserted. We expect that the amounts reserved, $297 million and $314 million at December 31, 2008 and 2007, respectively, will be paid over the periods of remediation for the applicable sites, which typically range from five to 30 years. Of the amounts recorded, $97 million and $103 million are recorded within Accrued Expenses at December 31, 2008 and 2007, respectively, and the remainder are recorded within Other Liabilities.

For many sites, the remediation costs and other damages for which we ultimately may be responsible may vary because of uncertainties with respect to factors such as our connection to the site or to materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies and remediation to be undertaken (including the technologies to be required and the extent, duration and success of remediation).

The final outcome of environmental matters cannot be predicted with certainty at this time. Accordingly, it is possible that the resolution of one or more environmental matters could exceed the amounts accrued in an amount that could be material to our financial condition and results of operations.

Product Liability

With respect to product liability claims involving our products, we believe that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess insurance coverage. Although punitive damages are claimed in some of these lawsuits, and such claims are inherently unpredictable, our accruals incorporate our historic experience with these types of claims. We have recorded liabilities of $921 million and $1.1 billion at December 31, 2008 and 2007, respectively, for the expected cost of all known products liability claims plus an estimate of the expected cost for all product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured, including related legal fees expected to

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be incurred. These amounts are recorded within Accrued expenses at December 31, 2008 and 2007, respectively, and exclude asbestos claims, which are discussed separately.

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

We record the estimated liability associated with asbestos personal injury claims where the expected loss is both probable and can reasonably be estimated. In the three months ended December 31, 2007, we retained, and have since continued to retain, Hamilton Rabinovitz & Associates, Inc., a firm specializing in estimating asbestos claims, to assist us in determining our potential liability for pending and unasserted future asbestos personal injury claims. The analyses rely on and include the following information and factors:

•	A third party forecast of the projected incidence of malignant asbestos-related disease likely to occur in the general population of individuals occupationally exposed to asbestos;

•

Our Asbestos Claims Experience, based on data concerning claims filed against us and resolved, amounts paid, and the nature of the asbestos-related disease or condition asserted during approximately the last four years;

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

We review a number of factors, including the analyses provided by Hamilton, Rabinovitz & Associates, Inc., in order to determine a reasonable estimate of our probable liability for pending and future asbestos-related claims projected to be asserted over the next ten years, including legal defense costs. We monitor our actual claims experience for consistency with this estimate and make periodic adjustments as appropriate.

We believe that our analyses were based on the most relevant information available combined with reasonable assumptions, and that we may prudently rely on their conclusions to determine the estimated liability for asbestos-related claims. We note, however,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the analyses are inherently subject to significant uncertainties. The data sources and assumptions used in connection with the analyses may not prove to be reliable predictors with respect to claims asserted against us. Our experience in the recent past includes substantial variation in relevant factors, and a change in any of these assumptions — which include the source of the claiming population, the filing rate and the value of claims — could significantly increase or decrease the estimate. In addition, other external factors such as legislation affecting the format or timing of litigation, the actions of other entities sued in asbestos personal injury actions, the distribution of assets from various trusts established to pay asbestos claims and the outcome of cases litigated to a final verdict could affect the estimate.

Our liability recorded for asbestos-related matters was $648 million and $637 million at December 31, 2008 and 2007, respectively. The reserve balance between September 30, 2007 and December 31, 2007 increased primarily as a result of a $349 million increase in the reserve for probable pending and future asbestos claims, which was partially offset by a reduction in the reserve for existing claims of $251 million resulting from fewer claims and lower expenses than previously estimated.

Contingent Matters-Litigation

Various legal actions, governmental investigations, claims and proceedings are pending against us, including a number of shareholder class actions, bondholder class actions and class actions under the Employee Retirement Income Security Act of 1974, as amended, and other matters arising out of alleged product defects, including asbestos-related claims; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier and other contractual relationships and environmental matters.

With regard to the litigation matters discussed in the previous paragraph, we have established reserves for matters in which we believe that losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, incurred but not reported asbestos-related claims, environmental remediation programs, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at December 31, 2008. We believe that we have appropriately accrued for such matters under SFAS No. 5, “Accounting for Contingencies,” based on information currently available to us. At December 31, 2008, we had accrued reserves for litigation losses of $277 million. At December 31, 2007, we had accrued reserves for litigation losses of $139 million, all of which was recorded in Accrued expenses. These accrued reserves (which do not include reserves for asbestos-related or product liability claims, which are disclosed previously in “Asbestos Claims” and “Product Liability” respectively) represent our best estimate of amounts we believe we are liable for within the range of expected losses. Litigation is inherently unpredictable, however, and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to our financial condition and results of operations in any particular reporting period.

In July 2008 we reached a tentative settlement of the General Motors Securities Litigation suit and recorded an additional charge of $277 million, of which $139 million was paid in 2008. Also in 2008, we recorded $215 million as a reduction to Selling, general and administrative expense associated with insurance-related indemnification proceeds for previously recorded litigation related costs, including the cost incurred to settle the General Motors Securities Litigation suit.

Delphi Corporation

Benefit Guarantee

In 1999, we spun-off Delphi Automotive Systems Corporation, which became Delphi. Delphi is our largest supplier of automotive systems, components and parts, and we are Delphi’s largest customer. From 2005 to 2008, our annual purchases from Delphi have ranged from approximately $6.5 billion to approximately $10.2 billion. At the time of the spin-off, employees of Delphi Automotive Systems Corporation became employees of Delphi. As part of the separation agreements, Delphi assumed the pension and other postretirement benefit obligations for these transferred U.S. hourly employees who retired after October 1, 2000 and we retained pension and other postretirement obligations for U.S. hourly employees who retired on or before October 1, 2000. Additionally at the time of the spin-off, we entered into separate agreements with the UAW, the IUE-CWA and the United Steel, Paper and Forestry,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rubber, Manufacturing, Energy, Allied Industrial and Service Workers Union (USW) providing contingent benefit guarantees whereby we would make payments for certain pension benefits and OPEB to certain former U.S. hourly employees that became employees of Delphi (individually and collectively, the Benefit Guarantee Agreements). Each Benefit Guarantee Agreement contains separate benefit guarantees relating to pension and OPEB obligations, with different triggering events. The UAW, IUE-CWA and USW required through the Benefit Guarantee Agreements that in the event that Delphi or its successor companies ceases doing business or becomes subject to financial distress we could be liable if Delphi fails to provide the corresponding benefits at the required level. The Benefit Guarantee Agreements do not obligate us to guarantee any benefits for Delphi retirees in excess of the corresponding benefits we provide at the time to our own hourly retirees. Accordingly, any reduction in the benefits we provide our hourly retirees reduces our obligation under the corresponding benefit guarantee. In turn, Delphi entered into the Indemnification Agreement with us that required Delphi to indemnify us if we are required to perform under the UAW Benefit Guarantee Agreement. In addition, with respect to pension benefits, our guarantee arises only to the extent that the pension benefits provided by Delphi and the Pension Benefit Guaranty Corporation fall short of the guaranteed amount.

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

In June 2007 we entered into a memorandum of understanding with Delphi and the UAW (Delphi UAW MOU) that included terms relating to the consensual triggering of the UAW Benefit Guarantee Agreement as well as additional terms relating to Delphi’s restructuring. Under the Delphi UAW MOU we also agreed to pay for certain healthcare costs of Delphi retirees and their beneficiaries in order to provide a level of benefits consistent with those provided to our retirees and their beneficiaries from the Mitigation Plan VEBA, which was formed pursuant to the Delphi UAW MOU. We also committed to pay $450 million to settle a UAW claim asserted against Delphi, which the UAW has directed us to pay directly to either the Mitigation Plan or New VEBA, depending upon the timing of the payment. This amount is to be paid upon substantial consummation of a Delphi POR consistent with the Delphi UAW MOU and which incorporates, approves, and is consistent with the comprehensive settlement agreement between Delphi and us.

In August 2007, we also entered into memorandums of understanding with Delphi and the IUE-CWA (Delphi IUE-CWA MOU), and with Delphi and the USW (USW MOU). The terms of the Delphi IUE-CWA MOU and the USW MOUs are similar to the Delphi UAW MOU with regard to the consensual triggering of the Benefit Guarantee Agreements.

Delphi-GM Settlement Agreements

In September 2007, as amended in October and December 2007, we entered into the Delphi-GM Settlement Agreements consisting of the Global Settlement Agreement, as amended (GSA) and the Master Restructuring Agreement, as amended (MRA). The GSA was intended to resolve outstanding issues between Delphi and us that have arisen or may arise before Delphi’s emergence from Chapter 11. The MRA was intended to govern certain aspects of our ongoing commercial relationship with Delphi. The memoranda of understanding discussed in the preceding paragraphs were incorporated into these agreements.

In September 2008 we entered into the Amended Delphi-GM Settlement Agreements, consisting of the Amended GSA and Amended MRA. As a part of the negotiations with Delphi regarding the Amended Delphi-GM Settlement Agreements, we also entered into Implementation Agreements with the UAW, IUE-CWA and the USW. These Implementation Agreements addressed the transfer of pension assets and liabilities under 414(1) of the IRS Code, and the triggering on the basis set forth in the Implementation Agreements of the “Term Sheet — Delphi Pension Freeze and Cessation of OPEB, and GM Consensual Triggering of Benefit Guarantee” negotiated with the respective unions in 2007, and the release by the unions, their members and their retirees of Delphi and us from claims related to such matters. In September 2008, the Bankruptcy Court entered an order approving the Amended Delphi-GM Settlement Agreements and the Implementation Agreements, which then became effective on September 29, 2008.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the more significant items contained in the Amended Delphi-GM Settlement Agreements included our commitment to:

•

Reimburse Delphi for its costs to provide OPEB to certain of Delphi’s hourly retirees from December 31, 2006 through the date that Delphi ceases to provide such benefits and will assume responsibility for OPEB going forward;

•	Reimburse Delphi for the normal cost of credited service in Delphi’s pension plan between January 1, 2007 and the date its pension plans are frozen;

•	First Hourly Pension Transfer – Transfer, under IRS Code Section 414(l), net liabilities of $2.1 billion from the Delphi HRP to our U.S. hourly pension plan on September 29, 2008;

•

Second Hourly Pension Transfer – Transfer the remaining Delphi HRP net liabilities, which are estimated to be $3.2 billion at December 31, 2008, upon Delphi’s substantial consummation of its POR that provides for the consideration to be received by us (as described below) and is consistent with other terms of the Amended Delphi-GM Settlement Agreements. Actual amounts of the Second Hourly Pension Transfer will depend on, among other factors, the valuation of the pension liability at the transfer date, the proportion of the obligation assumed by the PBGC and performance of pension plan assets;

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

•

Labor Cost Subsidy – Reimburse certain U.S. hourly labor costs incurred to produce systems, components and parts for us from October 1, 2006 through September 14, 2015 at certain U.S. facilities owned or to be divested by Delphi;

•

Production Cash Burn Support – Reimburse Delphi’s cash flow deficiency attributable to production at certain U.S. facilities that continue to produce systems, components and parts for us until the facilities are either closed or sold by Delphi;

•	Facilitation Support – Pay Delphi $110 million in both 2009 and 2010 in quarterly installments in connection with certain U.S. facilities owned by Delphi;

•	Temporarily accelerate payment terms for Delphi’s North American sales to us upon substantial consummation of its POR, until 2012;

•

Reimburse Delphi, beginning January 1, 2009, for actual cash payments related to workers compensation, disability, supplemental employment benefits and severance obligations for all current and former UAW-represented hourly active and inactive employees; and

•	Guarantee a minimum recovery of the net working capital that Delphi has invested in certain businesses held for sale.

Delphi agreed to provide us or our designee with an option to purchase all or any of certain Delphi businesses for one dollar if such businesses have not been sold by certain specified deadlines. If such a business is not sold either to a third party or to us or any affiliate pursuant to the option by the applicable deadline, we (or at our option, an affiliate) will be deemed to have exercised the purchase option, and the unsold business, including materially all of its assets and liabilities, will automatically transfer to the GM buyer. Similarly, under the Delphi UAW MOU if such a transfer has not occurred by the applicable deadline, responsibility for the affected UAW hourly employees of such an unsold business would automatically transfer to us or our designated affiliate.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Amended GSA also resolves all claims in existence as of the effective date of the Amended Delphi-GM Settlement Agreements (with certain limited exceptions) that either Delphi or we have or may have against the other, including Delphi’s motion in March 2006 under the U.S. Bankruptcy Code to reject certain supply contracts with us. The Amended GSA and related agreements with Delphi’s unions release us and our related parties, as defined, from any claims of Delphi and its related parties, as defined, as well as any employee benefit related claims of Delphi’s unions and hourly employees. Also pursuant to the Amended GSA, we have released Delphi and its related parties, as defined, from claims by us or our related parties, as defined.

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

The ultimate value of any consideration that we may receive is contingent on the fair value of Delphi’s assets in the event Delphi fails to emerge from bankruptcy or upon the fair market value of Delphi’s securities if Delphi emerges from bankruptcy.

As a result of the implementation of the Amended Delphi-GM Settlement Agreements, we paid $1.4 billion to Delphi in 2008 in settlement of the net amounts accrued to date against our commitments.

Delphi POR

The Bankruptcy Court entered an order in January 2008 confirming Delphi’s POR. In April 2008, Delphi announced that although it had met the conditions required to substantially consummate its POR, including obtaining $6.1 billion in exit financing, Delphi’s plan investors refused to participate in the closing of the transaction contemplated by the POR, which was commenced but not completed because of the plan investors’ position. We continued to work with Delphi and its stakeholders on Delphi’s efforts to emerge from bankruptcy, including the implementation of the Amended Delphi-GM Settlement Agreements. In October 2008 Delphi filed a modified POR, which contemplated Delphi obtaining $3.8 billion in exit financing to consummate its modified POR.

Delphi Advance Agreement

In May 2008, we agreed to advance up to $650 million to Delphi in 2008, which was within the amounts we would have owed under the Delphi-GM Settlement Agreements had Delphi emerged from bankruptcy in April 2008. In August 2008 we entered into a new agreement to advance up to an additional $300 million. This increased the amount we agreed to advance to $950 million in 2008, which was within the amounts we would owe under the Delphi-GM Settlement Agreements if Delphi was to emerge from bankruptcy in December 2008. Upon the effectiveness of the Amended Delphi-GM Settlement Agreements, the original $650 million advance agreement matured, leaving a $300 million advance agreement. Further, in October 2008, subject to Delphi obtaining an extension or other accommodation of its debtor in possession financing through June 30, 2009, we agreed to extend the $300 million advance agreement through June 30, 2009 and to temporarily accelerate our North American payables to Delphi in the three months ended June 30, 2009, which was expected to result in additional liquidity to Delphi of $100 million in each of April, May and June of 2009. In December 2008, Delphi reached an accommodation with its lender through June 30, 2009 and we agreed to change the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commencement date of the temporary acceleration of our North American payables to Delphi from April 2009 to March 2009. The temporary acceleration of payment terms, which was to occur upon substantial consummation of Delphi’s POR under the Amended Delphi-GM Settlement Agreements, was also subject to Delphi’s actual liquidity requirements. In January 2009, we agreed to immediately accelerate $50 million in advances towards the temporary acceleration of our North American payables. In February 2009, we agreed to the increase in the advance agreement commitment from $300 million to $350 million, to become effective on March 24, 2009, subject to approval by the UST under the terms of our UST Loan Agreement. In March 2009, we agreed to increase the advance agreement commitment from $350 million to $450 million, to become effective on March 24, 2009, subject to; (1) our Board approval; (2) UST approval under the terms of the UST Loan Agreement; (3) Bankruptcy Court approval of increase in advance agreement; and (4) the achievement of certain milestones in the Steering Option Exercise Agreement (described below), including, but not limited to, Bankruptcy Court approval of the Steering Option Exercise Agreement and execution of definitive agreements for the sale of the Global Steering business to us. Through March 4, 2009, we have advanced $245 million under this agreement. There are no assurances that Delphi will be able to repay the amounts advanced.

Steering Option Exercise Agreement

In March 2009, we reached preliminary agreement with Delphi on terms for us to acquire Delphi’s Global Steering Business as provided for in the Amended Delphi-GM Settlement Agreements. The Option Exercise Agreement is subject to our Board approval, UST approval and Bankruptcy Court approval.

The following table summarizes charges we have recorded with respect to our agreements with Delphi:

	Years Ended December 31,			Aggregate
	2008	2007	2006
	(Dollars in millions)
Other expenses	$4,797	1,547	$500	$12,344
Automotive cost of sales	555	53	—	608

Total Delphi charges	$5,352	$1,600	$500	$12,952

These charges reflect our best estimate of our obligations associated with the Implementation Agreements and the Amended Delphi-GM Settlement Agreements, updated in 2008 to reflect current conditions related to the credit markets and challenges in the auto industry. Further, these charges assume that our obligation with respect to pension benefits arises only to the extent that the pension benefits provided by Delphi and the Pension Benefit Guaranty Corporation fall short of the guaranteed amount. As such, our estimated obligation could increase by up to $2.0 billion at December 31, 2008 if we become obligated to assume Delphi pension related obligations beyond those currently required by the terms of the Implementation Agreements and the Amended Delphi-GM Settlement Agreements, such as assuming amounts that would otherwise be covered by the Pension Benefit Guaranty Corporation. In addition, the 2008 charge in Other expenses reflected a benefit of $622 million due to a reduction in our estimated liability associated with Delphi OPEB related costs for Delphi active employees and retirees based on the terms of the New VEBA who are not currently participants in our plans. The terms of the New VEBA also reduced our $3.6 billion OPEB obligation for Delphi employees who returned to us primarily in 2006 and became participants in the UAW hourly medical plan. That benefit is included in the actuarial gain recorded as a component of Other comprehensive loss in 2008 associated with our UAW hourly medical plan. Refer to Note 16.

Since 2005, we have recorded total charges of $12.3 billion in Other expenses in connection with the Benefit Guarantee Agreements and Amended Delphi-GM Settlement Agreements which, at December 31, 2008, reflect an estimate of no recovery for our unsecured bankruptcy claims. Our commitments under the Amended Delphi-GM Settlement Agreements for workers compensation, disability, and supplemental employment benefits are included in the amounts recorded in Other expenses. In addition, our ongoing commitments under the Amended Delphi-GM Settlement Agreements for the Labor Cost Subsidy and Production Cash Burn Support in 2008 are included in the amounts recorded in Automotive cost of sales and, including Facilitation Support, are expected to result in additional expense in the range of $500 million to $750 million in 2009 and 2010, reducing to a range of $100 million to $250 million per year thereafter through 2015. These expenses will be treated as a period cost and expensed as incurred.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to the uncertainties surrounding Delphi’s ability to emerge from bankruptcy it is reasonably possible that additional losses, which may be substantial, could arise in the future, but we currently are unable to estimate the amount or range of such losses, if any.

Benefit Guarantees Related to Divested Facilities

We have entered into various guarantees regarding benefits for our former employees at two previously divested facilities that manufacture component parts whose results continue to be included in our consolidated financial statements. For these divested facilities, we entered into agreements with both of the purchasers to indemnify, defend and hold each purchaser harmless for any liabilities arising out of the divested facilities and with the UAW guaranteeing certain postretirement healthcare benefits and payment of postemployment benefits.

In 2006, we recorded a charge of $206 million related to the closure of two facilities and the permanent idling of 2,000 employees, primarily consisting of a $214 million charge to recognize wage and benefit costs associated with employees accepting retirement packages, buyouts or supplemental unemployment, which was reduced by a curtailment gain of $11 million with respect to other postretirement benefits. In 2007, we recognized favorable adjustments of $44 million related to these facility closures, in addition to a $38 million curtailment gain with respect to OPEB. In 2008, we recognized favorable adjustments of $27 million with respect to other postemployment benefits. The adjustments were mainly associated with the return of 100 employees to us from the divested units.

Note 19. Income Taxes

The following table summarizes Loss from continuing operations before income taxes, equity income and minority interests:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
U.S. loss	$(26,659)	$(9,355)	$(5,917)
Non-U.S. income (loss)	(2,729)	3,102	259

Loss from continuing operations before income taxes, equity income and minority interests	$(29,388)	$(6,253)	$(5,658)

The following table summarizes our provision for income taxes:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Current income tax expense (benefit)
U.S. federal	$(31)	$(131)	$—
Non-U.S.	668	295	1,099
U.S. state and local	(34)	21	21

Total current	603	185	1,120

Deferred income tax expense (benefit)
U.S. federal	(163)	32,357	(2,719)
Non-U.S.	1,175	5,064	(1,201)
U.S. state and local	151	(444)	(246)

Total deferred	1,163	36,977	(4,166)

Total income tax expense (benefit)	$1,766	$37,162	$(3,046)

Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns. Cash paid for income taxes was $718 million, $404 million and $259 million in 2008, 2007 and 2006, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Provisions are made for estimated U.S. and non-U.S. income taxes, less available tax credits and deductions, which may be incurred on the remittance of our share of subsidiaries’ undistributed earnings not deemed to be permanently reinvested. Taxes have not been provided on non-U.S. subsidiaries’ earnings, which are deemed permanently reinvested, of $6.3 billion and $6.1 billion at December 31, 2008 and 2007, respectively. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

The following table summarizes a reconciliation of the provision (benefit) for income taxes compared with the amounts at the U.S. federal statutory rate:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Tax at U.S. federal statutory income tax rate	$(10,286)	$(2,189)	$(1,978)
State and local tax expense	(1,151)	(275)	(147)
Foreign income taxed at rates other than 35%	314	418	(403)
Taxes on unremitted earnings of subsidiaries	(235)	(135)	(124)
Other tax credits	(60)	(86)	(115)
Settlement of prior year tax matters	1	—	(160)
Change in valuation allowance (a)	13,035	38,892	239
Change in statutory tax rates (b)	151	885	(27)
Medicare prescription drug benefit	(104)	(199)	(348)
Other adjustments	101	(149)	17

Total income tax expense (benefit)	$1,766	$37,162	$(3,046)

(a)	See discussion related to valuation allowances on certain deferred tax assets below.

(b)	Changes in the tax laws of two jurisdictions in 2007 had a significant effect on our consolidated financial statements as follows:

•

In December 2007, the Canadian government enacted legislation to reduce its combined statutory corporate tax rates by 3.5% in addition to a 0.5% rate reduction enacted in June 2007. The combined 4.0% reduction will be phased in gradually over a period of five years which began in 2008. The effect of this change was a reduction in the carrying amount of our Canadian deferred tax assets of $376 million at December 31, 2007. The valuation allowance discussed below has been adjusted to reflect this change in statutory rates.

•

In July 2007, the German Parliament passed legislation to lower its statutory corporate tax rate. The President signed the legislation into law in August 2007. This new law reduces by 9.0%, effective at January 1, 2008, the combined German business tax rate, which consists of the corporate tax rate, the local trade tax rate, and the solidarity levy tax rate. The effect of this change was a reduction in the carrying amount of our German deferred tax assets of $475 million, which is included in the charge related to the valuation allowance discussed below.

Deferred income tax assets and liabilities at December 31, 2008 and 2007 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the components of temporary differences and carryforwards that give rise to deferred tax assets and liabilities:

	December 31,
	2008 Deferred Tax		2007 Deferred Tax
	Assets	Liabilities	Assets	Liabilities
	(Dollars in millions)
Postretirement benefits other than pensions	$11,610	$—	$17,726	$—
Pension and other employee benefit plans	16,171	8,648	2,582	6,618
Warranties, dealer and customer allowances, claims and discounts	6,682	90	4,148	54
Depreciation and amortization	7,432	3,089	7,108	4,536
Tax carryforwards	18,080	—	14,148	—
Lease transactions	9	144	—	136
Miscellaneous U.S.	9,115	288	7,799	1,556
Miscellaneous non-U.S.	3,485	737	2,598	37

Subtotal	72,584	12,996	56,109	12,937
Valuation allowances	(60,002)	—	(42,489)	—

Total deferred taxes	12,582	$12,996	13,620	$12,937

Net deferred tax assets (liabilities)	$(414)		$683

The following table summarizes our deferred tax assets and liabilities:

	December 31,
	2008	2007
	(Dollars in millions)
Current deferred tax assets	$138	$493
Current deferred tax liabilities	(87)	(116)
Non-current deferred tax assets	98	1,340
Non-current deferred tax liabilities	(563)	(1,034)

Net deferred tax assets (liabilities)	$(414)	$683

The following table summarizes the amount and expiration dates of our operating loss and tax credit carryforwards at December 31, 2008:

	Expiration Dates	Amounts
		(Dollars in millions)
U.S. federal and state net operating loss carryforwards	2024-2028	$7,271
Non-U.S. net operating loss carryforwards	Indefinite	3,786
Non-U.S. net operating loss carryforwards	2009-2028	2,007
U.S. alternative minimum tax credit	Indefinite	853
U.S. general business credits (a)	2009-2028	1,933
U.S. foreign tax credits	2011-2018	2,230

Total		$18,080

(a)	The general business credits principally consist of research and experimentation credits.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. We assess whether valuation allowances should be established against our deferred tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified.

Valuation allowances have been established for deferred tax assets based on a more likely than not threshold. Our ability to realize our deferred tax assets depends on our ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•	Future reversals of existing taxable temporary differences;

•	Future taxable income exclusive of reversing temporary differences and carryforwards;

•	Taxable income in prior carryback years; and

•	Tax-planning strategies.

The valuation allowances that we recognized relate to certain net deferred tax assets in U.S. and non-U.S. jurisdictions. The following table summarizes the change in the valuation allowance and related considerations:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Balance at January 1	$42,489	$6,523	$6,284
Additions (Reversals)
U.S.	14,090	31,353	250
Canada	759	2,435	—
Germany	140	1,927	—
Spain	1,109	31	—
Brazil	(135)	16	(48)
South Korea	724	—	(211)
Australia	340	—	—
U.K.	330	—	—
Other	156	204	248

Balance at December 31	$60,002	$42,489	$6,523

South Korea – While a full valuation allowance had historically been recorded for GM Daewoo, several positive events occurred in 2006 that lead us to conclude that a valuation allowance was no longer necessary. Accordingly, we reversed our full valuation allowance against the net deferred tax assets in 2006. However, in the three months ended December 31, 2008, we determined that it was more likely than not that we would not realize our net deferred tax assets, in whole or in part, at GM Daewoo and recorded full valuation allowances of $725 million against our net deferred tax assets at GM Daewoo. We were in a three-year adjusted cumulative loss position and our near-term and mid-term financial outlook for automotive market conditions was more challenging than we believed in the three months ended September 30, 2008.

Australia – In the three months ended December 31, 2008, we determined that it was more likely than not that we would not realize our net deferred tax assets, in whole or in part, in Australia and recorded a full valuation allowance of $284 million against our net deferred tax assets in these tax jurisdictions.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In Australia, we were in a three-year adjusted cumulative loss position in 2008 and anticipated being in such a position throughout the mid-term forecast period. The current economic downturn has affected Australian forecasted production volumes and caused significant actual and forecast pre-tax profit deterioration in the three months ended December 31, 2008.

Other jurisdictions – In the three months ended December 31, 2008, significant additional negative evidence arose in the form of a corporate going concern environment and a significant decline in worldwide revenues and profits in this period and in the mid-term forecast period. As a result, we determined that it was more likely than not that we would not realize our net deferred tax assets in most jurisdictions with net deferred tax assets, even though these entities were not in three-year adjusted cumulative loss positions. We established additional valuation allowances of $481 million against net deferred tax assets of entities in Argentina, Austria, Belgium, Brazil (separate legal entity from that described above), Chile, Colombia, Ecuador, Finland, Germany (separate legal entities from that described above), Hungary, Indonesia, Ireland, Italy, Kenya, Korea (separate legal entity from that described above), Netherlands, New Zealand, Norway, Peru, Philippines, Poland, Portugal, Russia, South Africa, Switzerland, Taiwan, Turkey, Uruguay, U.S. state jurisdiction (Texas), and Venezuela.

United Kingdom and Spain – In the three months ended March 31, 2008, we determined that it was more likely than not that we would not realize our net deferred tax assets, in whole or in part, in Spain and the United Kingdom and recorded full valuation allowances of $379 million against our net deferred tax assets in these tax jurisdictions.

In the United Kingdom, we were in a three-year adjusted cumulative loss position and our near-term and mid-term financial outlook for automotive market conditions was more challenging than we believed in the three months ended December 31, 2007. Our outlook deteriorated based on our projections of the combined effects of the challenging foreign currency exchange environment and unfavorable commodity prices. Additionally, we increased our estimate of the potential costs that may arise from the regulatory and tax environment relating to CO2 emissions in the European Union, including legislation enacted or announced in 2008.

In Spain, although we were not in a three-year adjusted cumulative loss position our near-term and mid-term financial outlook deteriorated significantly in the three months ended March 31, 2008 such that we anticipated being in a three-year adjusted cumulative loss position in the near- and mid-term. In Spain, as in the United Kingdom, our outlook deteriorated based on our projections of the combined effects of the foreign currency exchange environment and commodity prices, including our estimate of the potential costs that may arise from the regulatory and tax environment relating to CO2 emissions.

We established a valuation allowance in 2007 against our Spanish deferred tax assets related to investment tax credits, which we do not expect will be realizable under a more likely than not threshold.

United States, Canada and Germany – In the three months ended September 30, 2007, we recorded a charge of $39.0 billion related to establishing full valuation allowances against our net deferred tax assets in the U.S., Canada and Germany. Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of results as a measure of our cumulative losses in recent years. We then adjust those historical results to remove certain unusual items and charges. In the U.S., Canada and Germany our analysis performed in the three months ended September 30, 2007 indicated that we had cumulative three year historical losses on an adjusted basis. This is considered significant negative evidence which is objective and verifiable and therefore, difficult to overcome. In addition, our near-term financial outlook in the U.S., Canada and Germany deteriorated in the three months ended December 31, 2007. While our long-term financial outlook in the U.S., Canada and Germany remains positive, we concluded that our ability to rely on our long-term outlook as to future taxable income was limited due to uncertainty created by the weight of the negative evidence, particularly:

•

The possibility for continued or increasing price competition in the highly competitive U.S. market. This was seen in the three months ended September 30, 2007 when a competitor introduced its new fullsize trucks and offered customer incentives to gain market share. Accordingly, we increased customer incentives on our recently launched fullsize trucks, which were not previously anticipated;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Continued volatile oil prices and the possible effect that may have on consumer preferences related to our most profitable products, fullsize trucks and sport utility vehicles;

•

Uncertainty over the effect on our cost structure from more stringent U.S. fuel economy and global emissions standards which may require us to sell a significant volume of alternative fuel vehicles across our portfolio;

•	Uncertainty as to the future operating results of GMAC’s wholly-owned subsidiary ResCap’s mortgage business, and

•	Acceleration of tax deductions for OPEB liabilities as compared to prior expectations due to changes associated with the Settlement Agreement.

Accordingly, based on these circumstances and uncertainty regarding our future taxable income, we recorded full valuation allowances against these net deferred tax assets in the three months ended September 30, 2007.

In the U.S., a valuation allowance was recorded in 2006 related to the 2006 losses allocable to certain U.S. state jurisdictions where it was previously determined that tax attributes related to those jurisdictions were not realizable.

Brazil – We currently have recorded full valuation allowances against our net deferred tax assets in Brazil. Such valuation allowances were initially recorded in 2005. In 2008, 2007 and 2006, we generated taxable income in Brazil and accordingly have reversed a portion of these valuation allowances to offset a portion of the tax provision for income earned in those periods. At December 31, 2008 Brazil is no longer in a three-year adjusted cumulative loss position. However, even though our Brazilian operation is forecasting future taxable income at this time, global economic conditions have become increasingly unstable and it is not possible to objectively verify this information at December 31, 2008. Accordingly, we have continued to conclude that it is more likely than not that we will not realize our deferred tax assets in Brazil.

If, in the future, we generate three-year adjusted cumulative profits in tax jurisdictions where we have recorded full valuation allowances, our conclusion regarding the need for valuation allowances in these tax jurisdictions could change, resulting in the reversal of some or all of such valuation allowances. If we generate taxable income in tax jurisdictions prior to overcoming negative evidence such as a corporate going concern environment and/or a three-year adjusted cumulative loss, we would reverse a portion of the valuation allowance related to the corresponding realized tax benefit for that period, without changing our conclusions on the need for a full valuation allowance against the remaining net deferred tax assets.

We allocate our income tax expense (benefit) between continuing operations, discontinued operations and Other comprehensive income (loss). Such allocation is applied by tax jurisdiction, and in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category, such as discontinued operations or Other comprehensive income, income tax expense is first allocated to the other sources of income, with a related benefit recorded in continuing operations.

Upon adoption of FIN No. 48 at January 1, 2007, we recorded an increase to Retained earnings of $137 million as a cumulative effect of a change in accounting principle with a corresponding decrease to the liability for uncertain tax positions. At January 1, 2007, we had total gross unrecognized tax benefits of $2.7 billion, of which $2.1 billion represented the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2008, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances was $2.8 billion and $(26.0) million, respectively. At December 31, 2007, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances was $2.8 billion and $68 million, respectively. These amounts consider the guidance in FSP FIN No. 48-1, “Definition of Settlement in FASB Interpretation No. 48.” At December 31, 2008 and 2007, $1.2 billion and $2.2 billion of the liability for uncertain tax positions reduced deferred tax assets relating to the same tax jurisdictions, respectively. The remaining uncertain tax positions are classified as a non-current asset or liability.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes a reconciliation of the total amounts of unrecognized tax benefits:

	2008	2007
	(Dollars in millions)
Balance at January 1	$2,754	$2,717
Additions to tax positions recorded in the current year	208	274
Additions to tax positions recorded in prior years	751	454
Reductions to tax positions recorded in the current year	(47)	—
Reductions to tax positions recorded in prior years	(725)	(602)
Reductions in tax positions due to lapse of statutory limitations	—	(75)
Settlements	(275)	(6)
Other	137	(8)

Balance at December 31	$2,803	$2,754

Our practice is to classify interest income on uncertain tax positions in Automotive interest income and other non-operating income, net, interest expense in Automotive and other interest expense and penalties in Selling, general and administrative expense.

The following tables summarize information regarding interest and penalties:

	Years Ended December 31,
	2008	2007
	(Dollars in millions)
Interest income	$26	$133
Interest expense (benefit)	$13	$(32)
Penalties	$4	$23

	December 31,
	2008	2007
	(Dollars in millions)
Accrued interest receivable	$129	$132
Accrued interest payable	$198	$192
Accrued penalties	$90	$104

We file income tax returns in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. In the U.S., our federal income tax returns for 2001 through 2003 have been reviewed by the IRS. These examinations concluded in 2008. We have submitted requests for Competent Authority assistance on one transfer pricing matter related to these years. Competent authorities interpret the implementation of treaties to achieve the effect of eliminating double taxation. The IRS is currently reviewing our 2004 through 2006 federal income tax returns. In addition, our previously filed tax returns are currently under review in Argentina, Australia, Austria, Belgium, Canada, Ecuador, France, Germany, Hungary, India, Indonesia, Italy, Mexico, New Zealand, Russia, Spain, Thailand, Turkey, the United Kingdom and Venezuela. Reviews of our previously filed tax returns in Korea concluded in the three months ended December 31, 2008. The conclusion of these reviews resulted in the release of amounts accrued for interest and penalties of $4 million and $4 million, respectively, and a payment to the Korean taxing authorities of $23 million. Tax audits in Greece, Mexico, the United Kingdom and certain U.S. states concluded in 2008. The conclusion of these audits resulted in the release of amounts accrued for interest and penalties of $62 million and $23 million, respectively. At December 31, 2008, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits over the next 12 months.

We have open tax years from 1999 to 2007 with various significant taxing jurisdictions including Australia, Brazil, Canada, Germany, Korea, Mexico, Spain, the United Kingdom and the U.S.. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. We have recorded a tax benefit only for those positions that meet the more likely than not standard.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20. Fair Value of Financial Instruments

Effective January 1, 2008, we adopted SFAS No. 157. In accordance with the provisions of FSP No. FAS 157-2, we have decided to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. There was no adjustment to Accumulated deficit as a result of our adoption of SFAS No. 157.

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

The three-level valuation hierarchy for fair value measurements is based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

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

Derivatives

The majority of our derivatives are valued using internal models that use as their basis readily observable market inputs, such as time value, forward interest rates, volatility factors, and current and forward market prices for commodities and foreign currency

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange rates. We generally classify these instruments within Level 2 of the valuation hierarchy. Such derivatives include interest rate swaps, cross currency swaps, foreign currency derivatives and commodity derivatives. We classify derivative contracts that are valued based upon models with significant unobservable market inputs as Level 3 of the valuation hierarchy. Examples include foreign currency derivatives, our warrant with the UST, certain long-dated commodity derivatives and interest rate swaps with notional amounts that fluctuate over time. Models for these fair value measurements include unobservable inputs based on estimated forward rates and prepayment speeds.

SFAS No. 157 requires that the valuation of derivative liabilities must take into account the company’s own nonperformance risk. Effective January 1, 2008, we updated our derivative liability valuation methodology to consider our own nonperformance risk as observed through the credit default swap market and bond market and based on prices for recent trades. In the three months ended December 31, 2008, we concluded, due to recent deterioration in the credit markets and our financial condition that adjustments to the fair value of our derivatives due to nonperformance risk required significant judgment for derivative contracts to which certain of our foreign consolidated subsidiaries are party. Nonperformance risk associated with these subsidiaries was estimated based on the credit rating of sovereign comparable companies with similar credit profiles and observable credit ratings together with internal bank credit ratings obtained from the subsidiary’s counterparty banks. Derivatives valued using these measurements were transferred from Level 2 to Level 3 at December 31, 2008.

The following table summarizes the financial instruments measured at fair value on a recurring basis:

	Fair Value Measurements on a Recurring Basis at December 31, 2008
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Assets
Securities
Equity	$14	$15	$—	$29
United States government and agency	—	603	—	603
Mortgage-backed	—	—	49	49
Certificates of deposit	—	1,813	—	1,813
Commercial paper	—	1,704	—	1,704
Corporate debt	—	36	—	36
Other	—	—	17	17
Derivatives
Interest rate swaps	—	368	3	371
Foreign currency derivatives	—	1,228	—	1,228
Commodity derivatives	—	35	1	36

Total Assets	$14	$5,802	$70	$5,886

Liabilities
Derivatives
Cross currency swaps	$—	$377	$—	$377
Interest rate swaps	—	3	3	6
Foreign currency derivatives	—	258	2,144	2,402
Commodity derivatives	—	571	18	589
Warrant	—	—	164	164

Total Liabilities	$—	$1,209	$2,329	$3,538

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

	Mortgage- backed Securities(a)	Level 3 Financial Assets and Liabilities December 31, 2008						Total Net Liabilities
		Interest Rate Swaps, Net(b)	Commodity Derivatives, Net(c)	Corporate Debt Securities(a)	Foreign Currency Derivatives(d)	UST Warrant(a)	Other Securities(a)
	(Dollars in millions)
Balance at January 1	$283	$2	$257	$28	$—	$—	$258	$828
Total realized/unrealized gains (losses)
Included in earnings	$(39)	$—	$28	$23	$—	$—	$(65)	$(53)
Included in other Comprehensive income	$1	$—	$—	$—	$—	$—	$7	$8
Purchases, issuances, and Settlements	$(196)	$(2)	$(302)	$(51)	$—	$(164)	$(183)	$(898)
Transfer in and/or out of Level 3	$—	$—	$—	$—	$(2,144)	$—	$—	$(2,144)

Balance at December 31	$49	$—	$(17)	$—	$(2,144)	$(164)	$17	$(2,259)

Amount of total gains and (losses) for the period Included in earnings Attributable to the change in Unrealized gains or (losses) relating to assets still held at the reporting date	$(6)	$—	$28	$—	$—	$—	$(1)	$21

(a)	Any realized gains (losses) and other than temporary impairments on marketable securities or the UST warrant are recorded in Automotive interest and other non-operating income, net.

(b)	Reflects fair value of interest rate swap assets, net of liabilities.

(c)	Realized and unrealized gains (losses) on commodity derivatives are recorded in Automotive cost of sales. Changes in fair value are attributable to changes in base metal and precious metal prices.

(d)	Realized and unrealized gains (losses) on foreign currency derivatives are recorded in the line item associated with the economically hedged item.

Unrealized securities holding gains and losses are excluded from earnings and reported in Other comprehensive loss until realized. Gains and losses are not realized until an instrument is settled or sold. On a monthly basis, we evaluate whether unrealized losses related to investments in debt and equity securities are other than temporary. Factors considered in determining whether a loss is other than temporary include the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. If losses are determined to be other than temporary, the loss is recognized and the investment carrying amount is adjusted to a revised fair value. Other than temporary impairment losses of $62 million were recorded in 2008.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the financial instruments measured at fair value on a nonrecurring basis in periods subsequent to initial recognition:

		Fair Value Measurements Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year Ended December 31, 2008 Total Losses
	(Dollars in millions)
Assets
Investment in GMAC Common Membership Interests	$491	$—	$—	$612	$(7,099)
Investment in GMAC Preferred Membership Interests	43	—	—	299	(1,001)
Investment in NUMMI	—	—	—	—	(94)
Investment in CAMI	6	—	—	6	(25)

Total	$540	$—	$—	$917	$(8,219)

We review the carrying value of our equity method investments when events and circumstances warrant. This review requires the comparison of the fair value of our investments to their respective carrying values. The fair value of our investments is determined based on valuation techniques using the best information that is available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded whenever a decline in fair value below the carrying value is determined to be other than temporary.

Investments in GMAC Common and Preferred Membership Interests

In 2008 the global economy steadily deteriorated. The United States entered a recessionary period beginning in December 2007 as a result of instability in the credit and mortgage markets, severe declines in residential and homebuilding markets and significant volatility in the prices of oil and other commodities. In 2008, these factors continued to deteriorate and spread beyond the United States initially to Western Europe and most recently to the emerging markets in South America and Asia. These economic factors initially affected consumer demand for less fuel efficient vehicles, particularly fullsize pick-up trucks and sport utility vehicles, which had been our most profitable products. The continued instability of the credit markets has resulted in an extreme lack of liquidity resulting in prominent North American financial institutions declaring bankruptcy, being seized by the Federal Deposit Insurance Corporation or being sold at distressed valuations, and culminated in the U.S. and foreign governments providing various forms of capital infusions to financial institutions. More recently consumer demand for automobiles has contracted due to a decline in the availability of financing and a significant contraction in consumer spending based on the continued recession in the United States, resulting in automobile sales at their lowest levels in 16 years.

These economic factors have negatively affected GMAC’s global automotive business as well as ResCap’s residential mortgage business, which resulted in significant losses in both businesses including impairments of $1.2 billion on GMAC’s portfolio of Equipment on operating leases, net in 2008. An additional factor is GMAC’s need and future ability to continue to provide support to ResCap to allow it to continue to operate. Refer to Note 9 for information concerning GMAC’s conversion to BHC status.

As a result of these events, we evaluated our investments in GMAC Common and Preferred Membership Interests and determined that they were impaired and that such impairments were other than temporary.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity with respect to our investment in GMAC Common and Preferred Membership Interests:

	GMAC Common Membership Interests	GMAC Preferred Membership Interests
	(Dollars in millions)
Balance at January 1, 2007	$7,523	$1,601
Our proportionate share of GMAC’s losses	(1,245)	—
Conversion of Preferred Membership Interests into Common Membership Interests	546	(546)
Other, primarily Accumulated other comprehensive income (loss)	255	(11)

Balance at December 31, 2007	7,079	1,044
Our proportionate share of GMAC’s income	916	—
Conversion of Participation Agreement into Common Membership Interests	362	—
Impairment charges	(7,099)	(1,001)
Other, primarily Accumulated other comprehensive loss	(767)	—

Balance at December 31, 2008	$491	$43

Impairment charges are recorded in Equity in loss of GMAC LLC and Automotive interest income and other non-operating income, net for our investment in GMAC Common and Preferred Membership Interests, respectively.

Continued low or decreased demand for vehicles, continued or increased instability in the global credit and mortgage markets, the lack of available credit, or a lengthy recession in North America, Europe, South America or Asia could further negatively affect GMAC’s lines of business, and result in future impairments of our investment in GMAC Common and Preferred Membership Interests. Additionally, as GMAC provides financing to our dealers as well as retail purchasers of our vehicles, further deterioration in these economic factors could cause our vehicle sales to decline.

In order to determine the fair value of our investment in GMAC Common Membership Interests, we first determined a fair value of GMAC by applying various valuation techniques to its significant business units, and then applied our 49% equity interest to the resulting fair value. At March 31, June 30 and September 30, 2008, our determination of the fair value of GMAC encompassed applying valuation techniques, which included Level 3 inputs, to GMAC’s significant business units as follows:

•

Auto Finance – We obtained industry data, such as equity and earnings ratios for other industry participants, and developed average multiples for these companies based upon a comparison of their businesses to Auto Finance.

•	Insurance – We developed a peer group, based upon such factors as equity and earnings ratios and developed average multiples for these companies.

•

ResCap – We previously obtained industry data for an industry participant who we believe to be comparable, and also utilized the implied valuation based on an acquisition of an industry participant who we believe to be comparable. Due to prevailing market conditions at September 30, 2008 we did not believe that comparable industry participants existed; however, we believe that previous data used, in conjunction with certain publicly available information incorporated into our analysis, results in an appropriate valuation at September 30, 2008.

•

Commercial Finance Group – We obtained industry data, such as price and earnings ratios, for other industry participants, and developed average multiples for these companies based upon a comparison of their businesses to the Commercial Finance Group.

At December 31, 2008, our determination of the fair value of GMAC Common Membership Interests utilized data from GMAC’s discussions with the Board of Governors of the Federal Reserve System for approval to become a BHC under the Bank Holding

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company Act of 1956, as amended, in addition to our and GMAC’s negotiations with the UST regarding potential borrowings or other capital infusions under the Automotive Industry Financing Program created under the Troubled Asset Relief Program established by the UST under the Emergency Economic Stabilization Act of 2008. As part of this process, we and Cerberus Fund agreed to convert our interests in the Participation Agreement to GMAC Common Membership Interests in December 2008, and to purchase, subsequent to December 2008, additional GMAC Common Membership Interests. The conversion of the Participation Agreement and the subsequent purchase of additional GMAC Common Membership Interests utilized a specified value per GMAC Common Membership Interest as determined and agreed to by the relevant parties to the various transactions, which we subsequently utilized in our determination of GMAC’s fair value, as we believe the per share value is representative of fair value.

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

At March 31, June 30, September 30 and December 31, 2008 we adjusted our assumptions as to the appropriate discount rate to utilize in the valuation due to the changes in the market conditions which occurred in these periods. Additionally, we adjusted our assumptions as to the likelihood of payments of dividends and expected call date of the Preferred Membership Interests.

Investment in NUMMI and CAMI

NUMMI and CAMI are equity method investees involved in various aspects of the development and production of vehicles. The decline in industry sales in North America has negatively affected NUMMI’s and CAMI’s net income and cash flows in 2008. In addition, the weakness in the economy will continue to result in challenging short-term market conditions. As a result of these events, we evaluated NUMMI and CAMI for impairment and based on discounted projected cash flows determined that the fair values of our investments were below the carrying values and that such impairments were other than temporary. We recognized impairment charges of $94 million and $25 million for NUMMI and CAMI, respectively.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Short-Term and Long-Term Debt

Debt has an estimated fair value based on quoted market prices for the same or similar issues or based on the current rates offered to us for debt of similar remaining maturities. Capital lease obligations of $0.9 billion and $1.3 billion at December 31, 2008 and 2007, respectively, have been excluded as fair value disclosure of these obligations is not required.

The following table summarizes book and estimated fair values of financial instruments for which it is practicable to estimate fair value:

	December 31,
	2008		2007
	Book Value	Fair Value	Book Value	Fair Value
	(Dollars in millions)
Automotive and Other debt	$44,444	$14,918	$38,108	$30,664
FIO debt	$1,195	$1,165	$4,908	$4,918

Due to their short-term nature, the book value approximates fair value for Accounts and notes receivable, net and Accounts payable (principally trade).

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21. Restructuring and Other Initiatives

We have executed various restructuring and other initiatives and may execute additional initiatives in the future in response to deterioration in the global economy so we can preserve adequate liquidity, to align manufacturing capacity and other structural costs with prevailing global automotive production, and to improve the utilization of remaining facilities. Costs to idle, consolidate or close facilities and provide postemployment benefits to employees idled on an other than temporary basis are accrued based on our best estimate of the wage and benefit costs to be incurred. Costs related to the idling of employees that are expected to be temporary are expensed as incurred. Estimates of restructuring and other initiative charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, we may record revisions to previous estimates by adjusting previously established reserves.

Our collective bargaining agreement with the UAW includes a job security provision, commonly referred to as the Job Opportunity Bank (JOBS Bank) provision. As stated in this provision, we are required to continue paying idled employees certain wages and benefits. The costs to idle, consolidate or close facilities and provide postemployment benefits are recorded as described above under the current JOBS Bank provisions of the existing labor agreement. Costs related to the idling of employees that are expected to be temporary are expensed as incurred. We review the adequacy and continuing need for these liabilities on a quarterly basis in conjunction with our quarterly production and labor forecasts. Estimates of restructuring and other initiative charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, we may record revisions to previous estimates by adjusting previously established reserves.

Refer to Note 22 for asset impairment charges related to our restructuring initiatives and Note 16 for pension curtailments and other postretirement benefit charges related to our hourly and salary employee separation initiatives.

The following table summarizes our restructuring reserves and charges by region, including postemployment benefit reserves and charges:

	GMNA	GME	GMLAAM	GMAP	Total
	(Dollars in millions)
Balance at December 31, 2005	$2,047	$434	$—	$16	$2,497
Additions	2,376	273	47	16	2,712
Interest accretion and other	31	19	—	—	50
Payments	(1,933)	(365)	(47)	(27)	(2,372)
Revisions to estimates	(1,182)	17	—	—	(1,165)
Effect of foreign currency	—	29	—	—	29

Balance at December 31, 2006	1,339	407	—	5	1,751
Additions	382	537	22	41	982
Interest accretion and other	21	30	—	—	51
Payments	(872)	(439)	(18)	(47)	(1,376)
Revisions to estimates	(67)	(15)	—	—	(82)
Effect of foreign currency	65	60	—	1	126

Balance at December 31, 2007	868	580	4	—	1,452
Additions	2,165	242	54	76	2,537
Interest accretion and other	41	62	—	—	103
Payments	(745)	(368)	(35)	(18)	(1,166)
Revisions to estimates	320	(18)	(3)	—	299
Effect of foreign currency	(193)	(30)	(3)	(17)	(243)

Balance at December 31, 2008	$2,456	$468	$17	$41	$2,982

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008 Activities

GMNA recorded charges, interest accretion and other and revisions to estimates of $2.5 billion for separation programs related to the following initiatives:

•

Postemployment benefit costs in the United States and Canada of $2.1 billion consisting of $1.7 billion related to previously announced capacity actions and $407 million for special attrition programs. The majority of our hourly employees working within the U.S. and Canada are represented by the UAW and CAW, respectively. We have specific labor contracts with each union, some of which require us to pay idled employees certain wage and benefit costs. The postemployment benefit costs reflect estimated future wages and benefits for 19,000 employees at idled or to be idled facilities, and 3,000 employees subject to special attrition programs.

•	Separation charges of $33 million for a U.S. salaried severance program, which allows voluntarily terminated employees to receive ongoing wages and benefits for no longer than 12 months.

•	Separation charges of $7 million for a U.S. salaried severance program, which allows involuntarily terminated employees to receive ongoing wages and benefits for no longer than 12 months.

•	Interest accretion of $41 million and revisions to estimates to increase the reserve of $320 million.

GME recorded charges, interest accretion and other and revisions to estimates of $286 million for separation programs related to the following initiatives:

•

Separation charges in Germany of $107 million related to early retirement programs, along with additional minor separations under other current programs. Approximately 4,600 employees will leave under early retirement programs in Germany through 2013.

•

Additional liability adjustments in Germany of $24 million related to postemployment programs in which employees provide service and receive partial salary during the active phase of employment and continue to receive specified payments during the passive, or idle, period of the separation program. The total remaining cost for the early retirements will be recognized over the remaining required service period of the employees.

•

Separation programs affecting 1,900 employees at the Antwerp, Belgium facility that were announced in the three months ended June 30, 2007 and recorded $92 million in separation charges related to current and previously announced programs, having previously recorded $341 million in 2007.

•	Separation charges of $16 million related to separation programs at the Strasbourg, France facility, which we announced in the three months ended June 30, 2008.

•	Separation charges of $27 million related to the cost of previously announced initiatives. These include voluntary separations in Sweden, the United Kingdom and Spain.

•

Interest accretion of $38 million primarily related to previously announced programs in Belgium and revisions to estimates to decrease the reserve of $18 million primarily related to a favorable resolution of claims by the government of Portugal filed in conjunction with a facility closure in Azambuja in 2006.

GMLAAM recorded charges and revisions to estimates of $51 million related to the following initiatives:

•	Separation charges at GM do Brasil of $28 million related to a severance program at the Sao Caetano and Sao Jose dos Campos plants affecting 400 employees.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Separation charges of $16 million related to South African severance programs affecting 400 salaried and hourly employees.

•	Separation charges in Argentina of $6 million related to an involuntary salaried and hourly severance program affecting 400 employees.

•	Separation charges in Chile of $4 million related to the closing of the Arica facility affecting 400 employees.

•	Revisions to estimates to decrease the reserve of $3 million.

GMAP recorded charges of $76 million related to the following initiatives:

•

Separation charges in Australia of $64 million related to a facility idling at GM Holden, which manufactures FAM II 4 cylinder engines. The program will affect 600 employees, who will leave through December 2009, and has a total estimated cost of $67 million. The remaining cost of this program will be recognized over the remaining required service period of the employees.

•

Separation charges in Australia of $12 million, which were related to GM Holden implementing an early separation program offered to salaried employees. The program was announced in September 2008 and completed in December 2008.

2007 Activities

GMNA recorded charges, interest accretion and other and revisions to estimates of $336 million for separation programs related to the following initiatives:

•

Postemployment benefit costs of $364 million, consisting of $333 million for previously announced capacity actions in the United States and Canada and $31 million for special attrition programs. The postemployment benefit costs reflect estimated future wages and benefits for 8,900 employees at idled or to be idled facilities and 3,800 employees subject to special attrition programs.

•	Separation charges of $9 million for a U.S. salaried severance program, which allows voluntarily terminated employees to receive ongoing wages and benefits for no longer than 12 months.

•	Separation charges of $9 million for a U.S. salaried severance program, which allows involuntarily terminated employees to receive ongoing wages and benefits for no longer than 12 months.

•	Interest accretion of $21 million and revisions to estimates to decrease the reserve of $67 million.

GME recorded charges, interest accretion and other and revisions to estimates of $552 million for separation programs related to the following initiatives:

•

Separation charges in Germany of $151 million and postemployment liability adjustments of $21 million. These charges and adjustments are primarily related to early retirement programs, along with additional minor separations.

•	Separation charges in Belgium of $341 million related to current and previously announced programs.

•	Separation charges of $45 million related to initiatives announced in 2006. These include separations in Sweden and the United Kingdom and the closure of the Portugal assembly facility.

•	Interest accretion of $9 million and revisions to estimates to decrease the reserve of $15 million primarily related to programs in Germany and Belgium.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GMLAAM recorded charges of $22 million primarily for employee separations at GM do Brasil. These initiatives were announced and completed in the three months ended June 30, 2007 and resulted in the separation of 600 employees.

GMAP recorded charges of $41 million for a voluntary employee separation program at GM Holden’s vehicle operations facility. The charges were related to a voluntary employee separation program at GM Holden, which was announced in the three months ended March 31, 2007. This initiative reduced the facility’s workforce by 650 employees.

2006 Activities

GMNA recorded charges, interest accretion and other and revisions to estimates of $1.2 billion for separation programs related to the following initiatives:

•

Accelerated attrition program agreed to with Delphi and the UAW in the three months ended March 31, 2006 intended to reduce the number of U.S. hourly employees. 34,400 of our hourly employees agreed to the terms of the attrition program as a result of which we recorded charges of $2.1 billion to recognize the wage and benefit cost of those accepting normal and voluntary retirements, buyouts or pre-retirement leaves. As a result of the attrition program, the JOBS Bank was substantially reduced as employees from the JOBS Bank retired, accepted a buyout or filled openings created by the attrition program.

•	Postemployment benefit costs of $94 million related to special attrition actions and estimated future wages and benefits for employees at idled or to be idled facilities.

•	Separation charges of $18 million for a U.S. salaried severance program, which allows voluntarily terminated employees to receive ongoing wages and benefits for no longer than 12 months.

•	U.S. salaried severance program charges of $146 million which allows involuntarily terminated employees to receive ongoing wages and benefits for no longer than 12 months.

•

Interest accretion of $31 million and revisions to estimates to decrease the reserve of $1.2 billion. The revisions to the estimate were a result of: (1) the transfer of employees from idled plants to other plant sites to replace those positions previously held by employees who accepted retirements, buyouts, or pre-retirement leaves; (2) a higher than anticipated level of participation in the special attrition program by employees at idled facilities and facilities to be idled that were previously accrued for under the JOBS Bank provisions; and (3) higher than anticipated headcount reductions associated with the GMNA plant idling activities announced in 2005.

GME recorded charges, interest accretion and other and revisions to estimates of $309 million for separation programs related to the following initiatives:

•

Restructuring initiatives in Germany announced in the three months ended December 31, 2004, targeting a total reduction of 12,000 employees from 2005 to 2007 through separation programs, early retirements, and selected outsourcing initiatives. Separation charges of $98 million and postemployment liability adjustments of $8 million related to initiatives announced in 2004.

•

Closure of our Azambuja, Portugal assembly facility and the transfer of its production to a lower cost facility in Zaragoza, Spain announced in the three months ended September 30, 2006. The Portugal facility ceased production in December 2006, resulting in a total separation of 1,100 employees. Separation charges of $53 million and contract cancellation charges of $25 million were recorded for the closure.

•

Reduction of one shift at the Ellesmere Port facility in the United Kingdom to reduce costs and improve competitiveness announced in the three months ended June 30, 2006. This shift reduction was achieved primarily through the offering of a

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

voluntary separation package that reduced the work force in the United Kingdom by 1,200 employees by the end of 2006. Separation charges of $66 million and contract cancellation charges of $3 million were recorded for the shift reduction.

•	New separation programs for Belgium and Sweden were announced in the three months ended December 31, 2006. Separation charges of $28 million were recorded for the separation of 300 employees.

•

Interest accretion of $11 million primarily related to current and previously announced programs in Belgium and Sweden and revisions to estimates to increase the reserve of $17 million primarily related to initiatives in Germany.

GMLAAM recorded charges of $47 million related to the costs of voluntary employee separations at GM do Brasil. This initiative resulted in separations of 1,500 hourly and administrative employees at our Sao Jose dos Campos and Sao Caetano do Sul facilities in 2006.

GMAP recorded charges of $16 million related to a voluntary separation program at GM Holden, which GMAP announced in the three months ended December 31, 2006. This program provided for the voluntary separation of 200 employees at the GM Holden engine facility.

Note 22. Impairments

We periodically review the carrying value of our long-lived assets to be held and used when events and circumstances warrant and in conjunction with the annual business planning cycle. If the carrying value of a long-lived asset or asset group is considered impaired, an impairment charge is recorded for the amount by which the carrying amount exceeds fair value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Product-specific assets may become impaired as a result of declines in profitability due to changes in volume, pricing or costs. Refer to Note 21 for additional detail on restructuring and other initiatives.

Due to the current unstable global economy and credit markets, it is reasonably possible that these conditions could deteriorate further and negatively affect our anticipated cash flows to such an extent that we could be required to record impairment charges against our long-lived assets.

Our FIO segment’s portfolio of equipment on operating leases is primarily comprised of vehicle leases to retail customers with lease terms of up to 48 months. Our Automotive segment’s portfolio of equipment on operating leases is primarily comprised of vehicles leased to rental car companies, with lease terms which average 11 months or less.

With respect to both portfolios, we periodically review the carrying value of our portfolios of equipment on operating leases for impairment when events and circumstances warrant and in conjunction with our quarterly review of residual values and associated depreciation rates. As part of our quarterly review, residual values for our FIO segment’s portfolio of equipment on operating leases are determined based on current auction proceeds. With respect to residual values on our Automotive segment’s portfolio of equipment on operating leases, due to the short-term nature of the operating leases, we historically had forecast auction proceeds at lease termination. Previously, under this method, actual auction results were not materially different from those estimated. In the three months ended December 31, 2008 forecasted auction proceeds in the United States differed significantly from actual auction proceeds due to highly volatile economic conditions, particularly the decline in consumer confidence and lack of available consumer credit, which affected the residual values of automobiles at auction significantly. Due to the significant uncertainties inherent in the current economy, we determined that we no longer had a reliable basis to forecast auction proceeds in the United States and accordingly utilized current auction proceeds to determine our estimated residual values in our impairment analysis for the Automotive segment. As a result of this change in estimate, we recorded an incremental impairment of $144 million related to the equipment on operating lease which is included in Automotive cost of sales.

If the carrying value is considered impaired, an impairment charge is recorded for the amount by which the carrying value exceeds the fair value. Fair value is determined primarily using the anticipated cash flows, including estimated residual values, discounted at a rate commensurate with the risk involved.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment charges on Property, net and Equipment on operating leases, net are recorded in Automotive cost of sales by our Automotive segment and in Financial services and insurance expense by our FIO segment. Goodwill impairment charges are recorded in Other expenses and impairment charges on our equity method investments are recorded in Equity income, net of taxes.

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

When events and circumstances warrant, equity investments accounted for under the cost or equity method of accounting are evaluated for impairment. An impairment charge is recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary. In determining if a decline is other than temporary we consider such factors as the length of time and extent to which the fair value of the investment has been less than the carrying amount of the equity affiliate, the near-term and longer-term operating and financial prospects of the affiliate and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery.

The following table summarizes our impairment charges:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Goodwill impairment	$610	$—	$828
Asset impairments related to restructuring initiatives	30	—	89
Other asset impairments	1,099	259	596
Impairments related to Equipment on operating leases, net (a)	759	134	31

Total impairment charges	$2,498	$393	$1,544

(a)	Includes the related increase of $220 million in intersegment residual support and risk sharing reserves recorded as a reduction of revenue at GMNA.

2008 Impairments

We recorded goodwill impairment charges of $456 million at GME and $154 million at GMNA in 2008 due to sharply reduced forecasts of our automotive sales in these regions in the near- and medium-term, as more fully described in Note 2. After recording these impairment charges, we have no remaining goodwill on our balance sheet at December 31, 2008.

We periodically review vehicle platform profitability analyses for each vehicle platform as a means of identifying potential vehicle platform specific tooling that may not be recoverable. When a vehicle platform is identified for possible impairment, the undiscounted cash flows expected to be generated by the specific vehicle platform are compared to the carrying value of the related tooling. So long as the undiscounted cash flows exceed the carrying value of the tooling no impairment exists. If there is a cash flow deficiency, we discount the estimated future cash flows to determine the fair value of the tooling, and an impairment charge is recognized for the excess of carrying value over fair value.

In the fourth quarter of 2008, we recorded asset impairment charges of $1.1 billion related to product-specific tooling and $30 million related to restructuring initiatives in 2008 for the following segments: (1) GMNA recorded long-lived asset impairment charges of $291 million relating to product-specific tooling assets, primarily related to HUMMER, $120 million related to cancelled powertrain programs and $119 million related to impairments in our investments in NUMMI and CAMI; (2) GME recorded long-lived asset impairment charges of $497 million relating to product-specific tooling assets of Saab; (3) GMAP recorded long-lived

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asset impairment charges of $39 million related to product-specific tooling assets and $28 million related to restructuring initiatives at GM Holden; and (4) GMLAAM recorded long-lived asset impairment charges of $33 million related to product-specific assets and $2 million related to restructuring initiatives at our Arica City facility in Chile.

In the second quarter of 2008, residual values of sport utility and fullsize pick-up trucks experienced a sudden and significant decline as a result of a shift in customer preference to passenger cars and crossover vehicles and away from fullsize pick-up trucks and sport utility vehicles, primarily due to volatile oil prices. Residual values remained flat to slightly higher in the third quarter of 2008, but, due to continued instability in the credit markets, the resulting reduction in the availability of financing, and the significant contraction in consumer spending and continued declines in vehicle sales as a result of the recession in the United States, residual values, including those of passenger cars and crossover vehicles, declined further in the fourth quarter of 2008. Primarily as a result of these declines in residual values, we recorded impairment charges in the second quarter of 2008 of $271 million (which includes an increase of $166 million in intersegment residual support and risk sharing reserves) and in the fourth quarter of 2008 of $106 million (which includes an increase of $55 million in intersegment residual support and risk sharing reserves) related to our FIO Equipment on operating leases, net.

We recorded impairment charges of $160 million at GMNA and $222 million at GME related to our Equipment on operating leases, net in our Automotive segment as a result of a decline in residual values due to the factors noted above.

2007 Impairments

We recorded long-lived asset impairment charges of $259 million in 2007 for the following segments: (1) GMNA recorded impairment charges of $240 million for product-specific tooling assets; (2) GMAP recorded impairment charges of $14 million related to the cessation of production of the VZ Commodore passenger car derivatives at GM Holden; and (3) GMLAAM recorded impairment charges of $5 million related to our South Africa and Chile facilities.

We recorded impairment charges of $44 million at GMNA and $90 million at GME related to our Equipment on operating leases, net in our Automotive segment.

2006 Impairments

We recorded long-lived asset impairment charges of $685 million in 2006. Of this amount, $424 million related to product-specific assets, including: (1) $303 million at GMNA; (2) $60 million at GME; and (3) $61 million at GMAP. In addition, GMNA recorded impairment charges of $172 million, which included $102 million related to product-specific assets and $70 million related to the write-down of various plant assets due to decreased profitability and production associated with the planned cessation of production at the Doraville, Georgia assembly facility in 2008. Additionally, GME recorded an impairment charge of $89 million in connection with the December 2006 closure of our Portugal assembly facility.

In the three months ended September 30, 2006, GMAC recognized a goodwill impairment charge of $828 million related to its Commercial Finance business. The fair value of the Commercial Finance business was determined using an internally developed discounted cash flow analysis based on five year projected net income and a market driven terminal value multiple. As GMAC was a wholly-owned subsidiary in the three months ended September 30, 2006, the entire amount of this impairment charge is included in Financial services and insurance expense.

We recorded impairment charges of $31 million at GME related to our Equipment on operating leases, net in our Automotive segment.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23. Other Expenses

The following table summarizes the components of Other expenses:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in millions)
Loss on sale of 51% interest in GMAC (Note 4)	$—	$—	$2,910
Delphi related charges (Note 18)	4,797	1,547	500
Pension benefits for certain current and future retirees of Delphi (Note 16)	—	552	—
Goodwill impairment (Note 22)	610	—	828

Total Other expenses	$5,407	$2,099	$4,238

Note 24. Stockholders’ Equity

Preferred Stock

We have 6 million shares of preferred stock authorized, without par value. The preferred stock ranks senior to our common stock and any other class of stock we have issued. Holders of preferred stock shall be entitled to receive cumulative dividends, when and as declared by the Board of Directors on a quarterly basis. We had no shares of preferred stock issued and outstanding at December 31, 2008 and 2007.

Preference Stock

We have 100 million shares of preference stock authorized, with a par value of $0.10. The preference stock is issuable in series with such voting powers, designations, powers, privileges, and rights and such qualifications, limits, or restrictions as may be determined by our Board of Directors, without stockholder approval. The preference stock ranks junior to our preferred stock and senior to our common stock. Holders of preference stock shall be entitled to receive dividends, which may or may not be cumulative when and as declared by the Board of Directors. We had no shares of preference stock issued and outstanding at December 31, 2008 and 2007.

Common Stock

We have 2 billion shares of common stock authorized, with a par value of $1 2/3. The liquidation rights of our common stock are subject to certain adjustments if outstanding common stock is subdivided, by stock split or otherwise. We had 800,937,541 and 610,483,231 shares issued and outstanding, respectively, at December 31, 2008 and 756,637,541 and 566,059,249 shares issued and outstanding, respectively, at December 31, 2007.

As additional consideration for entering into the UST Loan, we issued a warrant to the UST for 122,035,597 shares of common stock exercisable at $3.57 per share, which is 19.99% of the number of shares of common stock outstanding at December 31, 2008. The warrant is perpetual and was assigned a fair value of $164 million. At December 31, 2008, we have determined that the fair value of the warrant issued to the UST is $164 million. In determining this value, we utilized the observable market value of tradable call options on our common stock. The difference in terms between the warrant and the observable call options on our common stock was determined to have an insignificant effect on the value of the warrant. Key inputs in the value of the call options are our common stock price and our expected volatility on common stock returns. An increase of 10% in our common stock price would increase the fair value of the warrant by $28 million and a decrease of 10% in our common stock price would decrease the fair value of the warrant by $26 million. An increase or decrease in volatility of 10% would cause an increase or decrease in fair value of the warrant of $16 million. As the warrant did not meet the accounting requirements to be classified as an equity instrument, it is recorded in Other liabilities and as it meets the definition of a derivative, will be recorded at fair value prospectively, with changes in fair value recognized in earnings. We are entitled to repurchase the warrant or shares issued through the exercise of the warrant at fair value once we have repaid amounts outstanding under the UST Loan.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

We held 190,454,310 and 190,578,292 shares of treasury stock, net of reissuances, at December 31, 2008 and 2007, respectively. We account for treasury stock at cost, with the amount in excess of par value charged to Capital surplus (principally additional paid-in capital).

Accumulated Other Comprehensive Loss

The following table summarizes the components of Accumulated other comprehensive loss, net of taxes:

	December 31,
	2008	2007	2006
	(Dollars in millions)
Foreign currency translation adjustments	$(2,120)	$(965)	$(1,965)
Net unrealized gain (loss) on derivatives	(490)	321	359
Net unrealized gain (loss) on securities	(33)	265	282
Defined benefit plans	(29,673)	(13,585)	(20,802)

Accumulated other comprehensive loss	$(32,316)	$(13,964)	$(22,126)

Other Comprehensive Income (Loss)

The following table summarizes the components of Other comprehensive income (loss):

	Years Ended December 31,
	2008			2007			2006
	Pre-tax Amount	Tax Expense (Credit)	Net Amount	Pre-tax Amount	Tax Expense (Credit)	Net Amount	Pre-tax Amount	Tax Expense (Credit)	Net Amount
	(Dollars in millions)
Foreign currency translation adjustments	$(1,128)	$27	$(1,155)	$769	$(231)	$1,000	$370	$195	$175
Unrealized gain on securities
Unrealized holding gains (losses)	(298)	—	(298)	(23)	(6)	(17)	196	69	127
Reclassification adjustment	—	—	—	—	—	—	(971)	(340)	(631)

Net unrealized gain (loss)	(298)	—	(298)	(23)	(6)	(17)	(775)	(271)	(504)
Defined benefit plans
Prior service cost from plan amendments	449	(1)	450	(2,813)	(700)	(2,113)	—	—	—
Less: amortization of prior service cost included in net periodic benefit cost	(5,063)	284	(5,347)	(5)	52	(57)	—	—	—

Net prior service cost	(4,614)	283	(4,897)	(2,818)	(648)	(2,170)	—	—	—
Actuarial gains (losses) from plan measurements	(14,684)	(120)	(14,564)	8,910	2,066	6,844	—	—	—
Less: amortization of actuarial loss included in net periodic benefit cost	3,524	159	3,365	1,723	331	1,392	—	—	—

Net actuarial amounts	(11,160)	39	(11,199)	10,633	2,397	8,236	—	—	—
Net transition asset (obligation) from plan initiations	—	—	—	—	—	—	—	—	—
Less: amortization of transition asset / obligation included in net periodic benefit cost	11	3	8	2	4	(2)	—	—	—

Net transition amounts	11	3	8	2	4	(2)	—	—	—
Defined benefit plans, net	(15,763)	325	(16,088)	7,817	1,753	6,064	(103)	(36)	(67)
Net unrealized gain (loss) on derivatives	(864)	(53)	(811)	(74)	(36)	(38)	(383)	(134)	(249)

Other comprehensive income (loss)	$(18,053)	$299	$(18,352)	$8,489	$1,480	$7,009	$(891)	$(246)	$(645)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 25. Loss Per Share

Basic and diluted loss per share have been computed by dividing Loss from continuing operations by the weighted-average number of shares outstanding in the period.

The following table summarizes the amounts used in the basic and diluted loss per share computations:

	Years Ended December 31,
	2008	2007	2006
	(In millions, except per share amounts)
Loss from continuing operations	$(30,860)	$(43,297)	$(2,423)
Weighted-average number of shares outstanding	579	566	566
Basic and diluted loss per share from continuing operations	$(53.32)	$(76.52)	$(4.29)

Due to net losses from continuing operations for all periods presented, the assumed exercise of stock options and warrants had an antidilutive effect and therefore was excluded from the computation of diluted loss per share. The number of such options and warrants not included in the computation of diluted loss per share was 101 million, 104 million and 106 million for 2008, 2007 and 2006, respectively.

No shares potentially issuable to satisfy the in-the-money amount of our convertible debentures have been included in the computation of diluted loss per share for 2008, 2007 and 2006 as the conversion options in our various series of convertible debentures were not in-the-money.

Note 26. Stock Incentive Plans

Our stock incentive plans consist of the 2007 GM Long-Term Incentive Plan (GMLTIP), the 2002 GM Stock Incentive Plan (GMSIP), the 2002 GMLTIP, the 1998 GM Salaried Stock Option Plan (GMSSOP), the 2007 GM Cash-Based Restricted Stock Unit Plan (GMCRSU) and the 2006 GMCRSU, or collectively the Stock Incentive Plans. The GMLTIP, GMSIP and the GMCRSU plans are administered by the Executive Compensation Committee of our Board of Directors. The GMSSOP is administered by the Vice President of Global Human Resources. In January 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” and accordingly all of our awards for 2008, 2007 and 2006 were accounted for at fair value.

The compensation expense (benefit) for the above plans was $(65) million, $136 million and $170 million in 2008, 2007 and 2006, respectively. The total Income tax expense (benefit) recognized for share-based compensation arrangements was $18 million, $(43) million and $(53) million in 2008, 2007 and 2006, respectively.

In November 2006, we sold a 51% controlling interest in GMAC. GMAC employees who participated in our stock incentive plans changed status from employee to non-employee. Based on this change in status, certain outstanding share-based payment awards were forfeited under the original terms but were modified to allow continued vesting. This resulted in the cancellation of the original awards and the issuance of new awards to non-employees. The remainder of the awards were not forfeited under the original terms, and thus there was no modification to the outstanding awards. GM awards that require future service with GMAC are accounted for as awards to non-employees over the remaining service period. The effect on compensation cost was insignificant.

In August 2007, we completed the sale of the commercial and military operations of our Allison business. Allison employees who participated in our stock incentive plans were considered terminated employees on the date of sale. Based on this change in employment status, certain outstanding nonvested share-based payment awards were forfeited. The remaining outstanding share-based payment awards were prorated for previous employment services as provided for under the original terms of the award and will remain exercisable for the earlier of three years from the date of termination, or the expiration of the option.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2008, we extended voluntary early retirement offers under our Salaried Window Program to certain of our U.S. salaried employees, including certain U.S. executives, as part of our plan to reduce salary related expenses. Under the terms of the Salaried Window Program, option awards granted to executives were modified to vest immediately and remain exercisable until the expiration date of the grant. Approximately 200 U.S. executives accepted the Salaried Window Program. The modifications of the stock option awards were accounted for as a cancellation of the original award and the issuance of a new award. The effect of this award modification on compensation expense was insignificant.

Stock Options

Under the GMSIP, 27.4 million shares of our common stock were eligible for grants from June 2002 through May 2007. Stock option grants awarded since 1997 were generally exercisable one-third after one year, another one-third after two years and fully exercisable three years from the date of grant. Option prices were 100% of fair market value on the date of grant, and the options generally expire 10 years from the date of grant, subject to earlier termination under certain conditions. Our policy is to issue treasury shares upon exercise of employee stock options.

In 2007, the GMSIP was replaced with the 2007 GMLTIP. Under the 2007 GMLTIP, 16.0 million shares of our common stock may be granted from June 2007 through May 2012. At December 31, 2008, 12.5 million shares were available for grant. Stock options granted under this plan are generally exercisable one-third after one year, another one-third after two years and fully exercisable three years from the date of grant. Option prices were 100% of fair market value on the date of grant, and the options generally expire 10 years from the date of grant, subject to earlier termination under certain conditions. Our policy is to issue treasury shares upon exercise of employee stock options.

The GMSSOP commenced in January 1998 and no shares were available for grants after December 2006. The number of shares that could be awarded each year was determined by management and stock options awarded under this plan were exercisable two years from the date of grant. There have been no option grants made under the plan since 2004. Option prices were 100% of fair market value on the date of grant, and the options generally expire ten years and two days from the date of grant subject to earlier termination under certain conditions.

The fair value of each option grant except for the performance-contingent option awards described below, was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions noted in the following table. Expected volatility was based on both the implied and historical volatilities of our common stock. The expected term of options represents the period of time that the options are expected to be outstanding. We used historical data to estimate option exercise and employee termination within the valuation model. For option grants made prior to 2008, we used the modified prospective application method. The dividend yield was based on our stock price at the date of grant. The interest rate during the expected term of the option was based on the U.S. Treasury yield curve in effect at the time of the grant.

The following table summarizes the assumptions used to estimate the date of grant fair value of these awards:

	Years Ended December 31,
	2008	2007	2006
	2007 GMLTIP	GMSIP	GMSIP
Interest rate	3.0%	5.0%	4.7%
Expected term (years)	7.3	6.0	6.0
Expected volatility	44.6%	35.8%	47.9%
Dividend yield	4.3%	3.4%	4.7%

The primary grants to executives in March 2008 under the GMLTIP, and in March 2007 and February 2006 made under the GMSIP were 3.3 million, 2.8 million and 2.7 million shares, respectively, at a date of grant fair value of $7.29, $8.75 and $7.06, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes assumptions used to estimate the date of grant fair value of the awards to executives:

	Years Ended December 31,
	2008	2007	2006
Interest rate	3.0%	5.0%	4.6%
Expected term (years)	7.3	6.0	6.0
Expected volatility	44.6%	35.8%	48.4%
Dividend yield	4.3%	3.4%	4.8%

The following table summarizes changes in the status of our outstanding options, including performance-contingent stock options which are described below:

	2007 GMLTIP
	Shares Under Option	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2008	78,465,995	$52.09
Granted	3,996,585	$23.11
Exercised	(566)	$20.90
Forfeited or expired	(6,473,985)	$48.21

Options outstanding at December 31, 2008	75,988,029	$50.90	3.5	$—

Options expected to vest at December 31, 2008	6,033,959	$24.50	8.7	$—

Options vested and exercisable at December 31, 2008	69,331,849	$53.43	3.0	$—

	GMSSOP
	Shares Under Option	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2008	24,789,948	$54.87
Granted	—	—
Exercised	—	$—
Forfeited or expired	(2,334,077)	$49.34

Options outstanding at December 31, 2008	22,455,871	$55.44	2.7	$—

Options vested and exercisable at December 31, 2008	22,455,871	$55.44	2.7	$—

The weighted-average grant date fair value was $7.29, $8.76, and $7.19 for the 2007 GMLTIP options granted in 2008 and the GMSIP options granted in 2007 and 2006, respectively. There were no GMSSOP options granted or exercised in 2008, 2007 or 2006. The total intrinsic value of options exercised under the GMLTIP was $0 in 2008 and 2006 and $3 million in 2007. There were no tax benefits realized from the exercise of share-based payment arrangements in 2008, 2007 and 2006.

Performance-Contingent Stock Options

In March 2008, we granted performance-contingent option awards under the 2007 GMLTIP. These awards have a minimum one year service vesting period followed by a four year performance period in which all options will vest once our common stock trades at

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or above $40 for any 10 days within a 30 day trading period. If both vesting conditions are met, the option expires seven years from the date of grant. If, however, the performance condition is not met, the option will expire five years from the date of grant. Option prices were 100% of the fair market value on the date of grant.

We recognize the fair value of these options over the weighted-average derived service period of 1.8 years. The interest rates used to determine the grant date fair value of these options was based on the term structure of the U.S. Treasury yield curve on the grant date. The volatility used was a blend of implied and historical volatilities of our common stock. The expected term was derived using the Monte-Carlo simulation model used to determine fair value. The dividend yield was based upon historical dividend yields.

The following assumptions were used to estimate the grant date fair value of these awards:

Year Ended December 31, 2008
Interest rate	1.7% - 3.1%
Expected term (years)	1.8
Expected volatility	44.0%
Dividend yield	3.2%

We granted 700,000 performance-contingent option awards in March 2008 with a weighted-average exercise price of $23.13. There were no awards exercised, forfeited or expired in 2008. At December 31, 2008, 700,000 options were outstanding with no intrinsic value. The weighted-average grant date fair value was $7.00 for the options granted in 2008 with a remaining weighted-average contractual term at December 31, 2008 of 6.2 years.

Summary of Nonvested Awards

The following table summarizes the status of our nonvested options:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2008	6,952,081	$7.82
Granted	3,996,585	$7.29
Vested	(4,209,110)	$7.55
Forfeited	(83,376)	$7.67

Nonvested at December 31, 2008	6,656,180	$7.67

At December 31, 2008, the total unrecognized compensation expense related to nonvested option awards granted under the Stock Incentive Plans was $5 million. This expense is expected to be recognized over a weighted-average period of 0.8 years.

Cash received from option exercises was insignificant in 2008, 2007 and 2006.

Stock Performance Plans

The 2007 GMLTIP, formerly the 2002 GMLTIP, consists of awards granted to participants based on a minimum percentile ranking of our total stockholder return compared to all other companies in the S&P 500 for the same performance period. The target number of shares of our common stock that may be granted each year is determined by management. The 2008 and 2007 grants each have four separate performance periods consisting of three one-year performance periods and one three-year performance period. The final award payouts may vary based on our total shareholder return, as described previously. The 2006 grant made under the 2002 GMLTIP had a single three-year performance measurement period and no final award as the total stockholder return for that period of time did not meet the minimum percentile ranking to achieve a payout.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes outstanding stock performance plan shares at December 31, 2008:

	Shares(a)	Weighted-Average Grant Date Fair Value
	(In millions)
2006	0.0	$24.81
2007	1.1	$33.70
2008	0.9	$18.43

Total outstanding	2.0

(a)	*Excludes shares that have not met performance condition.

We are required to settle these awards in cash. As a result, these cash-settled awards are recorded as a liability until the date of final award payout. The fair value of each cash-settled award is remeasured at the end of each reporting period and the liability and expense adjusted based on the change in fair value. The shares indicated in the preceding table are the targeted number of shares that would be used in the final award calculation should the targeted performance condition be achieved. Final payout is subject to approval by the Executive Compensation Committee of the Board of Directors. The fair value of performance plan shares at December 31, 2008 was $2.67, $1.33 and $0 for the awards granted in 2008, 2007 and 2006, respectively.

The fair value of each cash-settled award under the GMLTIP plans was estimated on the date of grant, and for each subsequent reporting period, remeasured using a Monte-Carlo simulation model that uses the multiple input variables noted in the following table. Expected volatility is based upon a combination of the implied volatility from our tradable options and historical volatility, including the historical volatilities of other stocks in the S&P 500. The expected term of these target awards represents the remaining time in the performance period. The risk-free rate for periods during the contractual life of the performance shares is based on the U.S. Treasury yield curve in effect at the time of valuation. Since the payout depends on our total stockholder return performance ranked with the total stockholder return performance of all other S&P 500 companies, the valuation also depends on the performance of all stocks in the S&P 500 from the date of grant to the exercise date as well as estimates of the correlations among their future performance.

The following table summarizes the assumptions used at December 31, 2008 to value open award years:

	Award Year
	2008	2007	2006
Interest rate	0.4%	0.3%	0.0%
Expected term (years)	2.0	1.0	0.0
Expected volatility	123.1%	97.3%	90.3%
Dividend yield	0.0	0.0	0.0

The primary grants to executives in March 2008, March 2007 and February 2006 made under the GMLTIP plans were 1.3 million, 1.7 million and 2.4 million shares, respectively, at a grant date fair value of $18.43, $33.70 and $24.81, respectively. The assumptions used to estimate fair value at December 31, 2008, 2007 and 2006 are noted in the table above.

The weighted-average remaining contractual term was 1.3 years for target awards outstanding at December 31, 2008. As the threshold performance required for a payment under the 2006-2008 award was not achieved, there were no cash payments made for this award in 2008. The 2007-2009 and 2008-2010 performance periods remain open at December 31, 2008.

Cash-Based Restricted Stock Units

The 2007 and 2006 GMCRSU plans provide cash equal to the value of underlying restricted share units to certain global executives at predetermined vesting dates. Awards under the plan vest and are paid in one-third increments on each anniversary date of the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

award. Compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. Since the awards are settled in cash, these cash-settled awards are recorded as a liability until the date of payment. The fair value of each cash-settled award is remeasured at the end of each reporting period and the liability and related expense adjusted based on the new fair value.

The fair value of each GMCRSU was based on our common stock price on the date of grant and each subsequent reporting period until the date of settlement. There were 6.3 million, 5.2 million and 4.3 million GMCRSUs granted with a weighted-average date of grant fair value of $23.01, $29.39 and $21.04 per share in 2008, 2007 and 2006, respectively. The fair value at December 31, 2008 was $3.20 per share, and there were 9.9 million GMCRSUs outstanding.

The weighted-average remaining contractual term was 1.7 years for the GMCRSUs outstanding at December 31, 2008. The total payments made for GMCRSUs vested in 2008 was $60 million.

Note 27. Transactions with GMAC

We have entered into various operating and financing arrangements with GMAC (GMAC Services Agreements). The following describes our significant global transactions with GMAC and the related financial statement effects, which are included in our consolidated financial statements.

Marketing Incentives and Operating Lease Residuals

As a marketing incentive, we may sponsor interest rate support, residual support, risk sharing and capitalized cost reduction programs as a way to lower customers’ monthly lease and retail contractual payments. In addition we may sponsor lease pull-ahead programs to encourage customers to terminate their leases early in conjunction with the acquisition of a new GM vehicle.

Under an interest rate support program, we paid an amount to GMAC at the time of lease or retail contract origination to adjust the interest rate in the retail contract or implicit in the lease below GMAC’s standard interest rate. Such marketing incentives are referred to as rate support or subvention and the amount paid at contract origination represents the present value of the difference between the customer’s contractual rate and GMAC’s standard rate for a given program.

Under a residual support program, a customer’s contract residual value was adjusted above GMAC’s standard residual value. For lease contracts originated through 2008, we will reimburse GMAC to the extent that sales proceeds are less than the customer’s contract residual value, limited to GMAC’s standard residual value. As it relates to U.S. lease originations and U.S. balloon retail contract originations occurring after April 30, 2006 that GMAC retained after the GMAC Transaction, we agreed to begin payment of the present value of the expected residual support owed to GMAC at the time of contract origination as opposed to after contract termination when the related used vehicle is sold. The actual residual support amount owed to GMAC is calculated as the contracts terminate and, in cases where the actual amount differs from the expected amount paid at contract origination, we may owe GMAC or GMAC may owe us the difference, depending if sales proceeds are lower or higher, respectively, than estimated at contract origination.

We participated in a risk-sharing arrangement with GMAC, as amended on November 30, 2006, whereby we share equally in residual losses to the extent that remarketing proceeds are below GMAC’s standard residual value (limited to a floor).

Beginning in the first quarter of 2009 and ending in the fourth quarter of 2014, we will also pay GMAC a quarterly fee. We accrued $108 million in the fourth quarter of 2008 related to this arrangement, as a result of revisions to the arrangements with GMAC.

In the event we publicly announce we will discontinue, phase-out, sell or are considering strategic options related to a GM vehicle brand, the residual value of the related vehicles may change. If such an announcement in the U.S. or Canada results in an estimated decrease in the residual value of the related vehicles, we will reimburse GMAC for the estimated decrease for certain vehicles for a certain period of time. If such an announcement results in an increase in the residual value of the related vehicles, GMAC will pay us the increase in the sale proceeds received at auction.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under a capitalized cost reduction program, we pay an amount to GMAC at the time of lease or retail contract origination to reduce the principal amount implicit in the lease or retail contract below our standard manufacturers suggested retail price value.

Under a lease pull-ahead program, a customer is encouraged to terminate their lease early and buy or lease a new GM vehicle. As part of such a program, GMAC waives the customer’s remaining payment obligation under their current lease, and we compensate GMAC for any foregone revenue from the waived payments. Since these programs generally accelerate the resale of the vehicle, the proceeds are typically higher than if the vehicle had been sold at contract maturity. The reimbursement to GMAC for the foregone payments is reduced by the amount of this benefit. We make anticipated payments to GMAC each month based on the estimated number of customers expected to participate in the lease-pull ahead program. These estimates are adjusted to actual once all vehicles that could have been pulled-ahead have terminated and the vehicles have been resold. We settle any difference between the original estimates and the actual amounts owed to GMAC.

In accordance with our revenue recognition accounting policy, the marketing incentives, lease pull-ahead programs and the risk sharing arrangement are recorded as reductions to Automotive sales at the time the vehicle is sold to the dealer based on estimated GMAC lease and retail contract penetration.

The terms and conditions of interest rate support, residual support, risk sharing, capitalized cost reduction, and lease pull-ahead programs are included in the GMAC Services Agreements. In December 2008, we and GMAC agreed, among other things, to modify certain terms and conditions of the GMAC Services Agreements pursuant to a preliminary term sheet (GMAC Term Sheet). A primary objective of the GMAC Services Agreements continues to be supporting the distribution and marketing of our products. We and GMAC have agreed to work in good faith to execute definitive documentation with respect to an amendment of the GMAC Services Agreements on or before March 29, 2009. See the Exclusivity Arrangement section below for further discussion.

The following table summarizes our recorded liabilities and maximum exposures related to residual support and risk sharing programs:

Marketing Incentives and Operating Lease Residuals

	December 31,
	2008	2007
	(Dollars in millions)
Residual Support Program:
Liabilities recorded	$705	$595
Maximum obligations	$1,432	$1,085

Risk Sharing:
Liabilities recorded	$1,233	$185
Maximum amount guaranteed	$1,724	$1,437

Exclusivity Arrangement

As part of the GMAC Transaction on November 30, 2006, we granted GMAC exclusivity for U.S., Canadian and international GM-sponsored consumer and wholesale marketing incentives for our products in specified markets around the world, with the exception of Saturn branded products. In return for exclusivity, GMAC was to pay us an annual exclusivity fee of $105 million ($75 million for the U.S. retail business, $15 million for the Canadian retail business, $10 million for the retail business in international operations, and $5 million for the dealer business).

As a result of the GMAC Term Sheet, we and GMAC agreed to modify certain terms related to the exclusivity arrangements: (1) for a two-year period, we can offer retail financing incentive programs through a third party financing source under certain specified circumstances, and in some cases subject to the limitation that pricing offered by such third party meets certain restrictions,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and after such two-year period we can offer any such incentive programs on a graduated basis through third parties on a non-exclusive, side-by-side basis with GMAC provided that pricing with such third parties meets certain requirements; (2) GMAC will have no obligation to provide operating lease financing products; and (3) GMAC will have no targets against which it could be assessed penalties. After December 24, 2013, we will have the right to offer retail financing incentive programs through any third party financing source, including GMAC, without any restrictions or limitations.

We recognized exclusivity fee revenue of $105 million, $105 million and $9 million in 2008, 2007 and 2006, respectively.

Beginning in 2009, under the GMAC Term Sheet we agreed to pro-rate the exclusivity fee in the U.S. and Canada under certain circumstances if we offer incentives through a third party financing source. The international exclusivity fee arrangement remains unchanged and the dealer exclusivity fee will be terminated.

Participation Agreement

In June 2008, we, along with Cerberus Fund entered into the Participation Agreement with GMAC. The Participation Agreement provided that we would fund up to $368 million in loans made by GMAC to ResCap through a $3.5 billion ResCap Facility, and that the Cerberus Fund would fund up to $382 million. The ResCap Facility was to expire on May 1, 2010, and all funding pursuant to the Participation Agreement was to be done on a pro-rata basis between us and the Cerberus Fund.

Through December 2008, we had funded our maximum obligation of $368 million. We recorded interest income of $21 million in 2008 related to the Participation Agreement.

In December 2008, we and FIM Holdings, as assignee of Cerberus Fund, entered into an Exchange Agreement with GMAC. Pursuant to the Exchange Agreement, we and FIM Holdings exchanged our respective amounts funded under the Participation Agreement for 79,368 Class B Common Membership Interests and 82,608 Class A Common Membership Interest, respectively. As the carrying value of our amount funded under the Participation Agreement approximated fair value, we did not recognize a gain or loss on the exchange.

Unsecured Exposure Contractual Limit

An agreement between GMAC and us limited certain of our unsecured obligations in the U.S. to GMAC arising from the GMAC Services Agreements to $1.5 billion. In accordance with the GMAC Term Sheet, we and GMAC agreed to increase the unsecured obligation limit from $1.5 billion in the United States to $2.1 billion globally. In addition, GMAC’s maximum potential unsecured exposure to us cannot exceed $4.1 billion globally. We and GMAC also agreed to reduce the global unsecured obligation limit from $2.1 billion to $1.5 billion over the next 24 months.

Vehicle Repurchase Obligations

In November 2008, we and GMAC agreed to expand our repurchase obligations for GMAC financed inventory at certain of our dealers. Previously, we were obligated, pursuant to dealer agreements, to repurchase certain GMAC financed inventory, limited to current model year vehicles and prior model year vehicles less than 120 days in dealer inventory, in the event of a termination of the related dealer’s Dealer Sales and Service Agreement with us. Our current agreement with GMAC requires us to repurchase GMAC financed inventory invoiced to dealers after September 1, 2007, with limited exclusions, in the event of a qualifying voluntary or involuntary termination of the dealer’s Dealer Sales and Service Agreement with us. Our repurchase obligation excludes vehicles which are damaged, have excessive mileage or have been altered. Our repurchase obligation ends on August 31, 2009 for vehicles invoiced through August 31, 2008 and on August 31, 2010 for vehicles invoiced through August 31, 2009.

The maximum potential amount of future payments we could be required to make under this guarantee would be based on the repurchase value of total eligible vehicles financed by GMAC in dealer stock, estimated to be $19.8 billion at December 31, 2008. If

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GM is required to repurchase vehicles under this arrangement, the total exposure would be reduced to the extent GM is able to resell the vehicle to another dealer. The fair value of the guarantee, which considers the likelihood of dealers terminating and estimated loss exposure for ultimate disposition of vehicles, was recorded as a reduction of revenue of $8 million at December 31, 2008.

Equipment on Operating Leases Transferred to Us by GMAC

In November 2006, GMAC transferred certain U.S. lease assets to us, along with related debt and other assets. GMAC retained an investment in a note, which had a balance of $35 million at December 31, 2008 and 2007, respectively, and is secured by the lease assets transferred to us. GMAC continues to service the portfolio of leased assets and related debt on our behalf and receives a servicing fee. GMAC is obligated, as servicer, to repurchase any lease asset that is in breach of any of the covenants in the securitization agreements. In addition, in a number of the transactions securitizing the lease assets, the trusts issued one or more series of floating rate debt obligations and entered into derivative transactions to eliminate the market risk associated with funding the fixed payment lease assets with floating interest rate debt. To facilitate these securitization transactions, GMAC entered into secondary derivative transactions with the primary derivative counterparties, essentially offsetting the primary derivatives. As part of the transfer, we assumed the rights and obligations of the primary derivative while GMAC retained the secondary, leaving both companies exposed to market value movements of their respective derivatives. We subsequently entered into derivative transactions with GMAC that are intended to offset the exposure each party has to its component of the primary and secondary derivatives.

Lease Impairment Charges

In the second quarter of 2008, residual values of sport utility and fullsize pick-up trucks experienced a sudden and significant decline as a result of a shift in customer preference to passenger cars and crossover vehicles and away from fullsize pick-up trucks and sport utility vehicles, primarily due to volatile oil prices. Residual values remained flat to slightly higher in the third quarter of 2008, but, due to continued instability in the credit markets, the resulting reduction in the availability of financing, and the significant contraction in consumer spending and continued declines in vehicle sales as a result of the recession in the United States, residual values, including those of passenger cars and crossover vehicles, declined further in the fourth quarter of 2008. Primarily as a result of these declines in residual values, we recorded impairment charges of $377 million (including an increase in intersegment residual support and risk sharing reserves) in 2008 on our FIO Equipment on operating leases, net. Similarly, GMAC recorded impairment charges of $1.2 billion on its operating lease assets in 2008.

The determination of vehicle residual values is a significant assumption in these impairment analyses and in the determination of amounts to accrue under the residual support and risk sharing agreements discussed above. It is reasonably possible that vehicle residual values could decline in the future and that we or GMAC may be required to record further impairment charges, which may be significant. In addition, it is reasonably possible that such declines in residual values may result in increases in required payments under the residual support and risk sharing agreements discussed above.

Royalty Arrangement

For certain insurance products, we have entered into 10-year intellectual property license agreements with GMAC giving GMAC the right to use the GM name on certain insurance products. In exchange, GMAC will pay a royalty fee of 3.25% of revenue, net of cancellations, related to these products with a minimum annual guarantee of $15 million in the U.S. We recognized royalty income of $16 million, $18 million, and $1 million in 2008, 2007 and 2006, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet

The following table summarizes the consolidated balance sheet effects of transactions with GMAC:

	December 31,
	2008	2007
	(Dollars in millions)
Assets:
Accounts and notes receivable (a)	$1,146	$1,285
Other assets (b)	$—	$30

Liabilities:
Accounts payable (c)	$294	$548
Short-term borrowings and current portion of long-term debt (d)	$2,295	$2,802
Accrued expenses (e)	$1,958	$2,073
Long-term debt (f)	$101	$119

(a)	Represents wholesale settlements due from GMAC, the certificate of deposit purchased from GMAC to which we have title as discussed in Note 18, amounts owed by GMAC with respect to the Equipment on operating leases, net transferred to us, and the receivables for exclusivity fees and royalties.

(b)	Primarily represents distributions due from GMAC on our Preferred Membership Interests.

(c)	Primarily represents amounts billed to us and payable at December 31 related to our incentive programs.

(d)	Represents wholesale financing, sales of receivable transactions and the short-term portion of term loans provided to certain dealerships which we own or in which we have an equity interest. In addition, it includes borrowing arrangements with GME locations and arrangements related to GMAC’s funding of our company-owned vehicles, rental car vehicles awaiting sale at auction and funding of the sale of our vehicles in which we retain title while the vehicles are consigned to GMAC or dealers, primarily in the United Kingdom. Our financing remains outstanding until the title is transferred to the dealers. This amount also includes the short-term portion of a note related to the Equipment on operating leases, net.

(e)	Primarily represents accruals for marketing incentives on vehicles which are sold, or anticipated to be sold, to customers or dealers and financed by GMAC in the U.S. This includes the estimated amount of residual support accrued under the residual support and risk sharing programs, rate support under the interest rate support programs, operating lease and finance receivable capitalized cost reduction incentives paid to GMAC to reduce the capitalized cost in automotive lease contracts and retail automotive contracts, and amounts owed under lease pull-ahead programs. In addition it includes interest accrued on the transactions in (d) above.

(f)	Primarily represents the long-term portion of term loans from GMAC to certain dealerships consolidated by us and a note payable with respect to the Equipment on operating leases, net transferred to us mentioned in (d) above.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations

The following table summarizes the consolidated income statement effects of transactions with GMAC in the years ended December 31, 2008 and 2007 and in the month of December 2006:

	December 31,
	2008	2007	2006
	(Dollars in millions)
Net sales revenue (reduction) (a)	$(2,350)	$(4,041)	$(63)
Cost of sales and other expenses (b)	$688	$590	$55
Automotive interest income and other non-operating income, net (c)	$192	$433	$20
Interest expense (d)	$221	$229	$22
Servicing expense (e)	$144	$167	$18
Derivatives gain (loss) (f)	$(4)	$19	$6

(a)	Primarily represents the reduction in net sales and revenue for marketing incentives on vehicles which are sold, or anticipated to be sold, to customers or dealers and financed by GMAC. This includes the estimated amount of residual support accrued under the residual support and risk sharing programs, rate support under the interest rate support programs, operating lease and finance receivable capitalized cost reduction incentives paid to GMAC to reduce the capitalized cost in automotive lease contracts and retail automotive contracts, and costs under lease pull-ahead programs. This amount is offset by net sales for vehicles sold to GMAC for employee and governmental lease programs and third party resale purposes.

(b)	Primarily represents cost of sales on the sale of vehicles to GMAC for employee and governmental lease programs and third party resale purposes. Also includes miscellaneous expenses for services performed for us by GMAC.

(c)	Represents income on our Preferred Membership Interests in GMAC, interest earned on amounts outstanding under the Participation Agreement, exclusivity and royalty fee income and reimbursements by GMAC for certain services we provided. Included in this amount is rental income related to GMAC’s primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan. The lease agreement expires on November 30, 2016.

(d)	Represents interest incurred on term loans, notes payable and wholesale settlements.

(e)	Represents servicing fees paid to GMAC on the automotive leases we retained.

(f)	Represents gains and losses recognized in connection with a derivative transaction entered into with GMAC as the counterparty.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 28. Supplementary Quarterly Financial Information (Unaudited)

	Quarters
	1st	2nd	3rd	4th
	(Dollars in millions, except per share amounts)
2008
Net sales and revenue (a)	$42,383	$38,010	$37,808	$30,778
Gross margin (loss)	$3,841	$(5,969)	$3,020	$(2,516)
Loss from continuing operations	$(3,251)	$(15,471)	$(2,542)	$(9,596)
Net loss	$(3,251)	$(15,471)	$(2,542)	$(9,596)

Loss per share, basic and diluted
Continuing operations	$(5.74)	$(27.33)	$(4.45)	$(15.71)
Net loss	$(5.74)	$(27.33)	$(4.45)	$(15.71)

	Quarters
	1st	2nd	3rd	4th
	(Dollars in millions, except per share amounts)
2007
Net sales and revenue (a)	$43,094	$46,519	$43,567	$46,804
Gross margin	$3,615	$4,200	$1,689	$2,698
Income (loss) from continuing operations	$(42)	$784	$(42,512)	$(1,527)
Income from discontinued operations	$104	$107	$3,549	$805
Net income (loss)	$62	$891	$(38,963)	$(722)

Basic earnings (loss) per share
Continuing operations	$(0.07)	$1.38	$(75.12)	$(2.70)
Discontinued operations	0.18	0.19	6.27	1.42

Basic net earnings per share	$0.11	$1.57	$(68.85)	$(1.28)

Diluted earnings (loss) per share
Continuing operations	$(0.07)	$1.37	$(75.12)	$(2.70)
Discontinued operations	0.18	0.19	6.27	1.42

Diluted net earnings per share	$0.11	$1.56	$(68.85)	$(1.28)

(a)	Net sales and revenue for the three months ended March 31, 2008 and each three month period in 2007 have been reclassified to conform to the current period presentation.

Results for the three months ended December 31, 2008 included:

•

Impairment charges of $5.1 billion related to our investment in GMAC Common Membership Interests and our proportionate share of GMAC’s net income of $3.7 billion which included a $5.6 billion gain related to the GMAC bond exchange.

•	Charges of $1.1 billion related to establishing valuation allowances against our net deferred tax assets in various tax jurisdictions.

•	Impairment charges of $2.5 billion related to long-lived assets, Automotive Equipment on operating leases, net, FIO Equipment on operating leases, net and goodwill. Refer to Note 22.

•	Expenses of $662 million related to our estimated obligations under the Amended Delphi-GM Settlement Agreements and Benefit Guarantee Agreements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Charges of $604 million related to capacity actions in the U.S. and Canada.

Results for the three months ended September 30, 2008 included:

•	Impairment charges of $251 million related to our investment in GMAC Preferred Membership Interests.

•	Expenses of $652 million related to our estimated obligations under the Amended Delphi-GM Settlement Agreements.

•	A net curtailment gain of $4.9 billion related to the accelerated recognition of unamortized net prior service credit due to the Settlement Agreement becoming effective.

•	Charges of $1.7 billion related to the settlement loss associated with the elimination of healthcare coverage for U.S. salaried retirees over age 65.

•	Charges of $591 million related to capacity actions in the U.S. and Canada.

Results for the three months ended June 30, 2008 included:

•	Impairment charges of $1.3 billion related to our investment in GMAC Common and Preferred Membership Interests.

•	Expenses of $2.8 billion related to our estimated obligations under the Delphi-GM Settlement Agreements.

•	Curtailment and other charges of $3.3 billion related to the 2008 Special Attrition Programs.

•	Charges of $1.1 billion related to capacity actions in the U.S. and Canada.

•

An immaterial correction of our previous accounting for derivatives at GM Daewoo by recognizing in Automotive sales losses of $407 million which had been inappropriately deferred in Accumulated other comprehensive loss. Of this amount, $250 million should have been recognized in earnings in the three months ended March 31, 2008, and the remainder should have been recognized in prior periods, predominantly in 2007.

Results for the three months ended March 31, 2008 included:

•	Impairment charges of $1.5 billion related to our investment in GMAC Common and Preferred Membership Interests.

•	Charges of $394 million related to deferred tax asset valuation allowances in Spain and the United Kingdom.

Results for the three months ended December 31, 2007 included:

•	Expenses of $622 million related to amendment of the Delphi-GM Settlement Agreements, support of Delphi’s disposition of businesses and retiree healthcare and other expenses.

•	Expenses of $552 million related to pension benefit increases pursuant to the 2007 National Agreement.

•

Income tax expense on the sale of Allison, net of purchase price and other adjustments, in the amount of $805 million was reallocated between discontinued operations, continuing operations and Other comprehensive income.

Results for the three months ended September 30, 2007 included:

•	Charges of $39.0 billion related to establishing valuation allowances against our net deferred tax assets in the U.S., Canada and Germany.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 29. Segment Reporting

We operate in two businesses, consisting of our automotive operations, which we also refer to as GM Automotive or GMA, that includes our four automotive reportable segments consisting of GMNA, GME, GMLAAM and GMAP, and FIO. We manufacture our cars and trucks in 34 countries under the following brands: Buick, Cadillac, Chevrolet, GMC, GM Daewoo, Holden, HUMMER, Opel, Pontiac, Saab, Saturn, Vauxhall and Wuling. Substantially all of our vehicles are marketed through retail dealers in North America and through distributors and dealers outside of North America, the substantial majority of which are independently owned.

For 2008, 2007 and the month of December 2006, our FIO business consists of our 49% share of GMAC’s operating results, which we account for under the equity method, and Other Financing, which is comprised primarily of two special purpose entities holding automotive leases previously owned by GMAC and its affiliates that we retained, and the elimination of intersegment transactions between GMA and Corporate and Other. For the eleven months ended November 30, 2006, our FIO business consisted of the consolidated operating results of GMAC’s lines of business as follows: Automotive Finance Operations, Mortgage Operations, Insurance, and Other, which included its Commercial Finance business and GMAC’s equity investment in Capmark Financial Group. Also included in FIO were the equity earnings of financing entities that were not consolidated by GMAC and the elimination of intersegment transactions between GMA and either GMAC or Corporate and Other.

Corporate and Other includes the elimination of intersegment transactions between Corporate and Other and our Automotive segments, certain non-segment specific revenue and expenditures, including costs related to postretirement benefits for Delphi and other retirees and certain corporate activities. Amounts presented in Automotive sales, Interest income and Interest expense in the tables that follow principally relate to the intersegment transactions eliminated at Corporate and Other. All intersegment balances and transactions have been eliminated in consolidation.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We measure segment profitability based on income (loss) from continuing operations before income taxes, equity income, net of tax and minority interest, net of tax.

	GMNA	GME	GM LAAM	GMAP	GMA Eliminations	Total GMA	Corporate & Other	Total Excluding FIO	GMAC	Other Financing	Total FIO	Total
	(Dollars in millions)
At and for the year ended December 31, 2008
Automotive sales
External customers	$82,938	$32,440	$19,877	$12,477	$—	$147,732	$—	$147,732	$—	$—	$—	$147,732
Intersegment	3,249	1,948	383	5,351	(10,931)	—	—	—	—	—	—	—

Total automotive sales	86,187	34,388	20,260	17,828	(10,931)	147,732	—	147,732	—	—	—	147,732
Financial services and insurance revenue	—	—	—	—	—	—	—	—	—	1,247	1,247	1,247

Total net sales and revenue	$86,187	$34,388	$20,260	$17,828	$(10,931)	$147,732	$—	$147,732	$—	$1,247	$1,247	$148,979

Depreciation, amortization and impairment	$5,844	$2,358	$298	$640	$66	$9,206	$59	$9,265	$—	$749	$749	$10,014
Equity in loss of GMAC	$—	$—	$—	$—	$—	$—	$—	$—	$(6,183)	$—	$(6,183)	$(6,183)
Interest income	$946	$659	$292	$94	$2	$1,993	$(1,338)	$655	$—	$57	$57	$712
Interest expense	$2,283	$820	$118	$187	$53	$3,461	$(1,116)	$2,345	$—	$134	$134	$2,479
Income (loss) from continuing operations before income taxes, equity income and minority interests	$(13,903)	$(2,876)	$1,306	$(1,193)	$34	$(16,632)	$(5,745)	$(22,377)	$(7,161)	$150	$(7,011)	$(29,388)
Equity income (loss), net of tax	(201)	56	21	308	—	184	2	186	—	—	—	186
Minority interests, net of tax	28	22	(32)	85	—	103	1	104	—	$4	$4	108

Income (loss) from continuing operations before income taxes	$(14,076)	$(2,798)	$1,295	$(800)	$34	$(16,345)	$(5,742)	$(22,087)	$(7,161)	$154	$(7,007)	$(29,094)

Investments in nonconsolidated affiliates	$32	$279	$46	$1,275	$—	$1,632	$23	$1,655	$491	$—	$491	$2,146
Total assets	$68,037	$19,265	$7,039	$10,940	$(12,117)	$93,164	$(6,624)	$86,540	$5,072	$(565)	$4,507	$91,047
Goodwill	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Expenditures for property	$4,064	$1,563	$370	$818	$178	$6,993	$537	$7,530	$—	$—	$—	$7,530
Significant non-cash charges (gains)
Impairment of GMAC Common Membership Interests	$—	$—	$—	$—	$—	$—	$—	$—	$7,099	$—	$7,099	$7,099
Impairment of GMAC Preferred Membership Interests	—	—	—	—	—	—	—	—	1,001	—	1,001	1,001
Impairment of Equipment on operating leases, net	380	222	—	—	—	602	—	602	—	157	157	759
Impairment of NUMMI and CAMI	119	—	—	—	—	119	—	119	—	—	—	119
Impairment of goodwill	154	456	—	—	—	610	—	610	—	—	—	610
Impairment of long-lived assets	530	497	35	67	—	1,129	—	1,129	—	—	—	1,129
Net curtailment gain related to finalization of Settlement Agreement	(3,684)	—	—	—	—	(3,684)	(1,217)	(4,901)	—	—	—	(4,901)
Salaried post-65 healthcare settlement	1,172	—	—	—	—	1,172	532	1,704	—	—	—	1,704
CAW settlement	340	—	—	—	—	340	—	340	—	—	—	340
Valuation allowances against deferred tax assets	—	—	—	—	—	—	1,450	1,450	—	—	—	1,450

Total non-cash charges	$(989)	$1,175	$35	$67	$—	$288	$765	$1,053	$8,100	$157	$8,257	$9,310

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	GMNA	GME	GM LAAM	GMAP	GMA Eliminations	Total GMA	Corporate & Other	Total Excluding FIO	GMAC	Other Financing	Total FIO	Total
	(Dollars in millions)
At and for the year ended December 31, 2007
Automotive sales
External customers	$109,024	$35,562	$18,326	$14,682	$—	$177,594	$—	$177,594	$—	$—	$—	$177,594
Intersegment	3,424	1,916	568	5,635	(11,543)	—	—	—	—	—	—	—

Total automotive sales	112,448	37,478	18,894	20,317	(11,543)	177,594	—	177,594	—	—	—	177,594
Financial services and insurance revenue	—	—	—	—	—	—	—	—	—	2,390	2,390	2,390

Total net sales and revenue	$112,448	$37,478	$18,894	$20,317	$(11,543)	$177,594	$—	$177,594	$—	$2,390	$2,390	$179,984

Depreciation, amortization and impairment	$5,612	$1,679	$302	$576	$48	$8,217	$37	$8,254	$—	$1,259	$1,259	$9,513
Equity in loss of GMAC	$—	$—	$—	$—	$—	$—	$—	$—	$(1,245)	$—	$(1,245)	$(1,245)
Interest income	$1,174	$694	$164	$163	$2	$2,197	$(969)	$1,228	$—	$88	$88	$1,316
Interest expense	$2,936	$808	$(4)	$236	$10	$3,986	$(1,003)	$2,983	$—	$405	$405	$3,388
Income (loss) from continuing operations before income taxes, equity income and minority interests	$(3,290)	$(541)	$1,349	$557	$(59)	$(1,984)	$(3,619)	$(5,603)	$(1,147)	$497	$(650)	$(6,253)
Equity income (loss), net of tax	22	44	31	425	—	522	2	524	—	—	—	524
Minority interests, net of tax	(46)	(27)	(32)	(301)	—	(406)	12	(394)	—	(12)	(12)	(406)

Income (loss) from continuing operations before income taxes	$(3,314)	$(524)	$1,348	$681	$(59)	$(1,868)	$(3,605)	$(5,473)	$(1,147)	$485	$(662)	$(6,135)

Income from discontinued operations, net of tax	$256	$—	$—	$—	$—	$256	$—	$256	$—	$—	$—	$256
Gain on sale of discontinued operations, net of tax	$4,309	$—	$—	$—	$—	$4,309	$—	$4,309	$—	$—	$—	$4,309
Investments in nonconsolidated affiliates	$269	$476	$57	$1,081	$—	$1,883	$36	$1,919	$7,079	$—	$7,079	$8,998
Total assets	$95,433	$25,201	$7,733	$15,567	$(11,313)	$132,621	$(727)	$131,894	$12,110	$4,879	$16,989	$148,883
Goodwill	$173	$563	$—	$—	$—	$736	$—	$736	$—	$—	$—	$736
Expenditures for property	$4,988	$1,311	$220	$899	$41	$7,459	$79	$7,538	$—	$4	$4	$7,542
Significant non-cash charges
Impairment of long-lived assets	$240	$—	$5	$14	$—	$259	$—	$259	$—	$—	$—	$259
Impairment of Equipment on operating leases, net	$44	$90	$—	$—	$—	$134	$—	$134	$—	$—	$—	$134
Change in amortization period for pension prior service cost	1,310	—	—	—	—	1,310	251	1,561	—	—	—	1,561
Valuation allowances against deferred tax assets	—	—	—	—	—	—	37,770	37,770	—	—	—	37,770

Total non-cash charges	$1,594	$90	$5	$14	$—	$1,703	$38,021	$39,724	$—	$—	$—	$39,724

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	GMNA	GME	GM LAAM	GMAP	GMA Eliminations	Total GMA	Corporate & Other	Total Excluding FIO	GMAC	Other Financing	Total FIO	Total
	(Dollars in millions)
At and for the year ended December 31, 2006
Automotive sales
External customers	$113,976	$31,490	$14,024	$11,417	$—	$170,907	$(256)	$170,651	$—	$—	$—	$170,651
Intersegment	2,677	1,788	603	3,587	(8,655)	—	—	—	—	—	—	—

Total automotive sales	116,653	33,278	14,627	15,004	(8,655)	170,907	(256)	170,651	—	—	—	170,651
Financial services and insurance revenue	—	—	—	—	—	—	—	—	33,629	187	33,816	33,816

Total net sales and revenue	$116,653	$33,278	$14,627	$15,004	$(8,655)	$170,907	$(256)	$170,651	$33,629	$187	$33,816	$204,467

Depreciation, amortization and impairment	$5,691	$1,634	$227	$483	$37	$8,072	$22	$8,094	$5,252	$(2,461)	$2,791	$10,885
Interest income	$1,350	$533	$87	$122	$1	$2,093	$(1,375)	$718	$2,332	$(480)	$1,852	$2,570
Interest expense	$3,283	$664	$158	$222	$—	$4,327	$(1,685)	$2,642	$14,196	$105	$14,301	$16,943
Income (loss) from continuing operations before income taxes, equity income and minority interests	$(7,575)	$(312)	$527	$1,059	$(34)	$(6,335)	$(1,188)	$(7,523)	$2,242	$(377)	$1,865	$(5,658)
Equity income (loss), net of tax	104	36	16	365	—	521	3	524	(11)	—	(11)	513
Minority interests, net of tax	(63)	(21)	(25)	(225)	—	(334)	—	(334)	10	—	10	(324)

Income (loss) from continuing operations before income taxes	$(7,534)	$(297)	$518	$1,199	$(34)	$(6,148)	$(1,185)	$(7,333)	$2,241	$(377)	$1,864	$(5,469)

Income from discontinued operations, net of tax	$445	$—	$—	$—	$—	$445	$—	$445	$—	$—	$—	$445
Investments in nonconsolidated affiliates	$295	$408	$132	$1,100	$—	$1,935	$34	$1,969	$7,523	$—	$7,523	$9,492
Total assets	$126,478	$26,610	$4,202	$13,273	$(7,819)	$162,744	$1,437	$164,181	$13,050	$9,073	$22,123	$186,304
Goodwill	$299	$500	$—	$—	$—	$799	$—	$799	$—	$—	$—	$799
Expenditures for property	$5,017	$1,103	$279	$1,030	$—	$7,429	$71	$7,500	$401	$1	$402	$7,902
Significant non-cash charges (gains)
Impairment of goodwill	$—	$—	$—	$—	$—	$—	$—	$—	$828	$—	$828	$828
Impairment of long-lived assets	475	149	—	61	—	685	—	685	—	—	—	685
Impairment of Equipment on operating leases, net	$—	$31	$—	$—	$—	$31	$—	$31	$—	$—	$—	$31
Net curtailment gain related to GMAC Transaction	—	—	—	—	—	—	(607)	(607)	—	—	—	(607)

Total non-cash charges	$475	$180	$—	$61	$—	$716	$(607)	$109	$828	$—	$828	$937

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We attribute our revenue to geographic areas based on the country in which the product is sold, except for our revenue from certain joint ventures. In such case, these revenue are attributed based on the geographic location of the joint venture. The following table summarizes information concerning principal geographic areas:

	2008		2007		2006
	Net Sales & Revenue	Long Lived Assets	Net Sales & Revenue	Long Lived Assets	Net Sales & Revenue	Long Lived Assets
	(Dollars in millions)
North America
U.S.	$75,382	$25,105	$100,144	$32,293	$126,738	$39,434
Canada and Mexico	12,983	5,898	14,758	5,772	19,979	4,906

Total North America	88,365	31,003	114,902	38,065	146,717	44,340
Europe
France	2,629	264	2,699	309	2,411	284
Germany	6,663	4,013	6,147	4,172	7,687	3,651
Italy	3,169	183	3,671	256	2,883	78
Russia	2,061	237	1,516	81	545	2
Spain	1,711	1,230	2,911	1,359	2,866	1,364
Sweden	1,195	833	2,330	1,207	2,229	1,255
United Kingdom	7,142	1,066	7,950	1,214	7,975	1,143
Other	7,939	1,332	8,273	2,266	7,835	2,248

Total Europe	32,509	9,158	35,497	10,864	34,431	10,025
Latin America
Brazil	8,329	890	6,477	1,026	4,961	882
Other Latin America	5,907	235	6,743	193	4,693	159

Total Latin America	14,236	1,125	13,220	1,219	9,654	1,041
Asia Pacific
Australia	3,355	1,014	3,744	1,452	2,447	1,534
Korea	7,131	2,115	9,219	2,443	7,585	2,154
Thailand	560	395	457	433	470	439
Other Asia Pacific	1,401	309	1,498	362	750	171

Total Asia Pacific	12,447	3,833	14,918	4,690	11,252	4,298
All Other	1,422	130	1,447	187	2,413	158

Total consolidated	$148,979	$45,249	$179,984	$55,025	$204,467	$59,862

The following table summarizes the aggregation of principal geographic information by U.S. and non-U.S.:

	2008		2007		2006
	Net Sales & Revenue	Long Lived Assets	Net Sales & Revenue	Long Lived Assets	Net Sales & Revenue	Long Lived Assets
	(Dollars in millions)
U.S	$75,382	$25,105	$100,144	$32,293	$126,738	$39,434
Non-U.S.	73,597	20,144	79,840	22,732	77,729	20,428

Total U.S. and non-U.S.	$148,979	$45,249	$179,984	$55,025	$204,467	$59,862

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 30. Supplemental Information for Consolidated Statements of Cash Flows

The following table summarizes the sources (uses) of cash provided by changes in other operating assets and liabilities:

	December 31,
	2008	2007	2006
	(Dollars in millions)
Accounts receivable	$1,107	$(1,035)	$(231)
Other receivables	208	214	(2,982)
Prepaid expenses and other deferred charges	(302)	(649)	294
Inventories	(24)	(699)	384
Other assets	116	(80)	(173)
Accounts payable	(4,556)	1,119	367
Deferred taxes and income taxes payable	1,044	(1,311)	(75)
Accrued expenses and other liabilities	1,607	(851)	(5,921)
Fleet rental — acquisitions	(4,157)	(6,443)	(8,701)
Fleet rental — liquidations	5,051	6,323	8,526

Total	$94	$(3,412)	$(8,512)

Cash paid for interest	$2,484	$3,346	$17,415

Note 31. Subsequent Events

On February 3, 2009, we announced the 2009 Special Attrition Program for our U.S. hourly employees. The 2009 Special Attrition Program offers a cash incentive of $20,000 coupled with a car voucher of $25,000 for individuals who elect to retire early or voluntarily terminate employment. Consistent with the terms of the UST Loan Agreement, the incentives paid to employees electing to participate in this program will be paid out of our operating funds. At this point we are unable to estimate the number of employees who will elect to participate in the 2009 Special Attrition Program and, consequently, cannot currently evaluate the effects of this announcement on our U.S. hourly employee benefit plans.

On February 10, 2009, we announced our intention to involuntarily reduce our global salaried workforce by 10,000 employees. Additionally, we announced temporary salary reductions for our U.S. salaried employees effective May 1, 2009 ranging between 2% to 10% of pay, dependent upon salary grade level. We are currently evaluating the effects of these announcements on our U.S. and international employee benefit plans.

On February 17, 2009, the UAW tentatively agreed to an Addendum, subject to union ratification, to the 2007 GM/UAW National Agreement that suspends certain compensation and employee benefits available to the UAW employees pursuant to the 2007 GM/UAW National Agreement, including payments under the JOBS bank. We are still assessing the potential accounting implications as a result of the Addendum.

We have conducted a strategic review of our global Saab business and in February 2009 determined that we would sell or otherwise dispose of it. Given the urgency of stemming sizeable outflows associated with Saab operations, Saab Automobile AB filed for reorganization protection under the laws of Sweden on February 20, 2009. We anticipate that we will no longer consolidate Saab beginning in the three months ending March 31, 2009 and anticipate recording a significant loss that could exceed $1.0 billion related to the reorganization.

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

Our management, with the participation of our Chairman and CEO and our Vice Chairman and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at December 31, 2008. Based on that evaluation, our CEO and CFO concluded that, as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were not effective at the reasonable assurance level because of the identification of a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2008, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2008.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting at December 31, 2008, we identified the following material weakness:

Material weakness previously identified at December 31, 2007 that continues to exist at December 31, 2008:

Controls over the period-end financial reporting process were not effective. This has resulted in a significant number and magnitude of out-of-period adjustments to our consolidated financial statements. Specifically, controls were not effective to ensure that

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

accounting estimates and other adjustments were appropriately reviewed, analyzed and monitored by competent accounting staff on a timely basis. Additionally, some of the adjustments that have been recorded relate to account reconciliations not being performed effectively. A material weakness in the period-end financial reporting process has a pervasive effect on the reliability of our financial reporting and could result in us not being able to meet our regulatory filing deadlines. If not remediated, it is reasonably possible that our consolidated financial statements will contain a material misstatement or that we will miss a filing deadline in the future.

Based on our assessment, and because of the material weakness described above, we have concluded that our internal control over financial reporting was not effective at December 31, 2008.

The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation and Changes in Internal Controls

We have taken and are continuing to take actions to improve our internal control over financial reporting, including actions to address previously identified material weaknesses that no longer exist and actions to address the material weakness that continues to exist as of December 31, 2008.

Actions to address previously reported material weaknesses that no longer exist at December 31, 2008:

1.  Our 2007 Annual Report on Form 10-K identified a material weakness because we did not maintain adequate procedures over the accounting for employee benefit arrangements. We lacked sufficient control procedures as well as adequate involvement of technical accounting resources to ensure that employee benefit arrangements were accounted for properly. This was evidenced by a number of out-of-period adjustments that were recorded in 2007 related to our accounting for benefit plans, including legal services, pensions and incentive compensation plans. This material weakness resulted in a restatement of prior periods to correct the accounting for the Legal Services Plans in accordance with the provisions of SFAS No. 106, “Employers Accounting for Postretirement Benefits Other than Pensions” as described in Note 15 to the 2007 Consolidated Financial Statements. Since December 31, 2007, we have completed the following remedial actions: (i) hired a new Director of Compensation and Benefits Accounting responsible for ensuring adequate involvement of technical accounting resources related to employee benefit arrangements; (ii) continued to utilize external resources to provide additional technical expertise while additional in-house resources are hired; (iii) enhanced procedures and controls regarding employee benefit accounting, including enhancing communication and collaboration protocols between local and corporate employee benefits personnel, Corporate Accounting and third party specialists (e.g., actuaries and record keepers); (iv) completed an accounting analysis of benefit arrangements world-wide and implemented a process to update this analysis on a regular basis; (v) reviewed census data being used in benefit calculations and enhanced procedures and controls surrounding census data completeness and accuracy. Based on the foregoing and the results of our testing of the effectiveness of these controls, we now believe that it is no longer reasonably possible that our consolidated financial statements will be materially misstated as it relates to accounting for employee benefit arrangements and, as such, believe that the previously reported material weakness no longer exists as of December 31, 2008.

2.  Our 2007 Annual Report on Form 10-K identified a material weakness because we did not maintain adequate procedures to ensure our consolidated financial statements complied with SFAS No. 109. We lacked sufficient technical expertise, reporting structure and policies and procedures. Additionally, we did not maintain adequate controls with respect to: (i) timely tax account reconciliations and analyses; (ii) coordination and communication between Corporate Accounting, Corporate and Regional Tax Staffs; (iii) timely review and analysis of corporate journals recorded in the consolidation process; and (iv) accuracy and completeness of legal entity accounting results. This material weakness resulted in a restatement of prior financial statements, as previously reported in our 2006 Annual Report on Form 10-K. Since December 31, 2007, we have completed the following remedial actions: (i) implemented new tax policies and procedures to ensure that tax account reconciliations and analyses are properly prepared and monitored on a timely basis; (ii) enhanced procedures and controls regarding income tax accounting, including enhancing communication and collaboration protocols between Local, Regional and Corporate Tax Staffs and Corporate Accounting; (iii) enhanced legal entity reporting to resolve legal entity accounting issues; and (iv) engaged specialized external tax personnel to

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

assist with accounting for income taxes while simultaneously focusing on hiring additional qualified tax personnel for both Corporate and Regional Tax Staffs. Based on the foregoing and the results of our testing of the effectiveness of these controls, we now believe that it is no longer reasonably possible that our consolidated financial statements will be materially misstated as it relates to accounting for income taxes and, as such, believe that the previously reported material weakness no longer exists as of December 31, 2008.

Actions implemented or initiated to address the material weakness described above that exists at December 31, 2008:

1.  Actions to strengthen controls over the period-end financial reporting process include: (i) improving period-end closing procedures by requiring all significant non-routine transactions to be reviewed by Corporate Accounting; (ii) reinforcing the requirement that account reconciliations and analyses for significant financial statement accounts are reviewed for completeness and accuracy by qualified accounting personnel; (iii) implementing a process that ensures the timely review and approval of complex accounting estimates by qualified accounting personnel and subject matter experts, where appropriate; (iv) developing improved monitoring controls at Corporate Accounting and the operating units around account reconciliations and complex accounting estimates; (v) enhancing pre and post-closure communications processes to facilitate early identification, resolution and conclusions on accounting treatment of business transactions; (vi) increasing Regional Controller’s Staff responsibilities for consolidation and elimination activities; (vii) implementing several new accounting policies clarifying roles and responsibilities over such areas as account reconciliations and review and approval of journal entries; (viii) continuing, on an on-going basis, to utilize over 100 external technical accounting resources both at headquarters and in the regions to ensure large and complex transactions are appropriately accounted for; and (ix) began implementing a re-design of our consolidation process. In addition to the efforts which are already underway, we expect to further address the existing material weakness by: (i) implementing a new consolidation system which will improve the quality and availability of data to both the Regional and Corporate Accounting staffs; (ii) designing and implementing enhanced balance sheet and income statement analytical procedures on a quarterly basis; and (iii) further enhancing monitoring controls at the Corporate and operating unit level relating to timely and complete recording of transaction activity.

As previously noted, we have augmented the resources in Corporate Accounting, the Tax Department and other key departments by utilizing over 100 external resources in technical accounting areas and implemented additional closing procedures during 2008. As a result, we believe that there are no material inaccuracies or omissions of material fact and, to the best of our knowledge, believe that the consolidated financial statements at and for the year ended December 31, 2008, fairly present in all material respects the financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America.

Other than as described above, there have not been any other changes in our internal control over financial reporting in the quarter ended December 31, 2008, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ G. RICHARD WAGONER, JR.	/s/ RAY G. YOUNG
G. Richard Wagoner, Jr.	Ray G. Young
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 4, 2009	March 4, 2009

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 9B. Other Information

None

*  *  *  *  *  *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors of the Registrant

The names and ages, as of January 1, 2009, of our directors and their positions and offices are as follows:

Name and (Age)	Positions and Offices
Percy N. Barnevik (67)	Retired Chairman, AstraZeneca PLC, United Kingdom[1]
Erskine B. Bowles (63)	President, The University of North Carolina
John H. Bryan (72)	Retired Chairman and Chief Executive Officer, Sara Lee Corporation
Armando M. Codina (62)	Chairman, Flagler Development Group
Erroll B. Davis, Jr. (64)	Chancellor, University System of Georgia
George M.C. Fisher (68)	Retired Chairman and Chief Executive Officer, Eastman Kodak Company
E. Neville Isdell (65)	Chairman, The Coca-Cola Company
Karen Katen (59)	Senior Advisor, Essex Woodlands Health Ventures
Kent Kresa (70)	Chairman Emeritus, Northrop Grumman Corporation
Philip A. Laskawy (67)	Retired Chairman and Chief Executive Officer, Ernst & Young LLP
Kathryn V. Marinello (52)	Chairman and Chief Executive Officer, Ceridian Corporation
Eckhard Pfeiffer (67)	Retired President and Chief Executive Officer, Compaq Computer Corporation
G. Richard Wagoner, Jr. (55)	Chairman and Chief Executive Officer, General Motors Corporation

There are no family relationships, as defined in Item 401 of Regulation S-K, between any of the directors named above, and there is no arrangement or understanding between any of the directors named above and any other person pursuant to which he or she was elected as a director.

Percy N. Barnevik has been a member of our Board of Directors since December 1996. From 1999 to 2004, he served as Chairman of AstraZeneca PLC. He has been Honorary Chairman of Sandvik AB, Sweden, since 2002. He served as Chairman of Sandvik AB from 1983 to 2002.

Erskine B. Bowles has been a member of our Board of Directors since June 2005. He has served as President of the University of North Carolina since 2006, and as a Senior Advisor of Carousel Capital, a private investment firm, since 2002. From 2003 to 2005, he served as Chairman of Erskine Bowles & Co., LLC. In 2005 he served as Deputy Special Envoy for Tsunami Recovery, United Nations. He is currently a director of Cousins Properties Incorporated and Morgan Stanley.

John H. Bryan has been a member of our Board of Directors since February 1993. From 1976 to 2000, he served as Chairman and Chief Executive Officer of Sara Lee Corporation, and as Chairman until 2001. He is currently a director of The Goldman Sachs Group, Inc.

Armando M. Codina has been a member of our Board of Directors since March 2002. He has served as Chairman of Flagler Development Group, a commercial real estate firm, since July 2008, and previously served as President and Chief Executive Officer from 2006 to 2008. From 1979 to 2006, he was Chairman and Chief Executive Officer of Codina Group, Inc., a commercial real estate firm based in Coral Gables, Florida. He is currently a director of AMR Corporation and The Home Depot, Inc.

[1]	Mr. Barnevik resigned from our Board effective February 3, 2009.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Erroll B. Davis, Jr. has been a member of our Board of Directors since June 2007. He has served as Chancellor of the University System of Georgia, the governing and management authority of public higher education in Georgia, since 2006. From 2000 to 2006, Mr. Davis served as Chairman of Alliant Energy Corporation, and he held the offices of President and Chief Executive Officer from 1998 to 2005. He is currently a director of BP p.l.c., and Union Pacific Corporation.

George M.C. Fisher has been a member of our Board of Directors since December 1996. From 1993 to December 2000, he served as the Chairman of Eastman Kodak Company, and he held the office of Chief Executive Officer from 1993 to January 2000. He has served as a Senior Advisor for Kohlberg Kravis Roberts & Co since 2003.

E. Neville Isdell has been a member of our Board of Directors since August 2008. He has served as Chairman of The Coca-Cola Company, since July 2008. Prior to that, he held the offices of Chairman and Chief Executive Officer from 2004 to 2008. From 2002 to 2004, he was an International Consultant to The Coca-Cola Company and head of his investment company. On April 22, 2009, Mr. Isdell will retire as Chairman of The Coca-Cola Company.

Karen Katen has been a member of our Board of Directors since December 1997. She has served as a Senior Advisor for Essex Woodlands Health Ventures, a healthcare venture capital firm, since October 2007. From 2006 to 2008, she served as Chairman of the Pfizer Foundation. Ms. Katen held the offices of Vice Chairman of Pfizer Inc. and President of Pfizer Human Health from 2005 to 2007, when she retired. Prior to that, she served as President of Pfizer Global Pharmaceuticals and Executive Vice President of Pfizer Inc. from 2001 to 2005. She is currently a director of Air Liquide, Harris Corporation and The Home Depot, Inc.

Kent Kresa has been a member of our Board of Directors since October 2003. He has served as Chairman Emeritus of Northrop Grumman Corporation since 2003, and he held the offices of Chairman and Chief Executive Officer from 1990 to 2003. He currently serves as Chairman of the Board of Directors for Avery Dennison Corporation, and as a director for Flour Corporation and MannKind Corporation.

Philip A. Laskawy has been a member of our Board of Directors since January 2003. From 1994 to 200l, he served as Chairman and Chief Executive Officer of Ernst & Young LLP. He currently serves as non-executive Chairman of the Board of Directors for the Federal National Mortgage Association, and as a director for Henry Schein, Inc., Lazard Ltd, and Loews Corporation.

Kathryn V. Marinello has been a member of our Board of Directors since June 2007. She has served as Chairman and Chief Executive Officer of Ceridian Corporation, an information services company in the human resource, retail, and transportation markets, since December 2007, and held the offices of President and Chief Executive Officer from 2006 to 2007. Prior to joining Ceridian, she served as President and Chief Executive Officer for GE Fleet Services, a division of General Electric Company from 2002 to 2006.

Eckhard Pfeiffer has been a member of our Board of Directors since May 1996. From 1991 to 1999, he served as President and Chief Executive Officer of Compaq Computer Corporation.

G. Richard Wagoner, Jr. has been a member of our Board of Directors since October 1998. He has served as our Chairman and Chief Executive Officer since 2003. From 2000 to 2003, he held the offices of President and Chief Executive Officer. He joined our company in 1977.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Executive Officers of the Registrant

The names and ages, as of January 1, 2009, of our executive officers, other than Mr. Wagoner who is discussed above, and their positions and offices with General Motors are as follows:

Name and (Age)	Positions and Offices
Frederick A. Henderson (50)	President and Chief Operating Officer
Robert A. Lutz (76)	Vice Chairman, Global Product Development
Thomas G. Stephens (60)	Executive Vice President, Global Powertrain and Global Quality
Ray G. Young (47)	Executive Vice President and Chief Financial Officer
Bo I. Andersson (53)	Group Vice President, Global Purchasing and Supply Chain
Walter G. Borst (47)	Treasurer
Troy A. Clarke (53)	Group Vice President and President, GMNA
Gary L. Cowger (61)	Group Vice President, Global Manufacturing and Labor Relations
Nicholas S. Cyprus (55)	Controller and Chief Accounting Officer
Carl-Peter Forster (54)	Group Vice President and President, GME
Maureen Kempston-Darkes (60)	Group Vice President and President, GMLAAM
Robert S. Osborne (54)	Group Vice President and General Counsel
David N. Reilly (59)	Group Vice President and President, GMAP
Ralph J. Szygenda (60)	Group Vice President and Chief Information Officer

There are no family relationships, as defined in Item 401 of Regulation S-K, between any of the officers or directors named above, and there is no arrangement or understanding between any of the officers named above and any other person pursuant to which he or she was selected as an officer. Each of the officers named above was elected by the Board of Directors or a committee of the Board to hold office until the next annual election of officers and until his or her successor is elected and qualified or until his or her earlier resignation or removal. The Board of Directors elects the officers immediately following each annual meeting of the stockholders and may appoint other officers between annual meetings.

Frederick A. Henderson has been associated with General Motors since 1984. He was named Group Vice President and President of GMAP on January 1, 2002. He was appointed Group Vice President and Chairman of GME effective June 1, 2004. On January 1, 2006, Mr. Henderson was appointed Vice Chairman and Chief Financial Officer. He became President and Chief Operating Officer for General Motors on March 3, 2008. He is currently a director of GMAC.

Robert A. Lutz was first associated with General Motors in 1963. Mr. Lutz rejoined General Motors on September 4, 2001, as Vice Chairman, Product Development, after a career with BMW, Ford, Chrysler and Exide Technologies. He was named Chairman of GMNA on November 13, 2001, and served in that capacity until April 4, 2005, when he assumed responsibility for Global Product Development. He also served as president of GME on an interim basis from March to June 2004. Effective April 1, 2009, Mr. Lutz is appointed Vice Chairman and Senior Advisor, reporting to Mr. Wagoner. He will provide strategic input to our global design and key product initiatives until his retirement at the end of 2009.

Thomas G. Stephens has been associated with General Motors since 1969. He was named Group Vice President for Global Powertrain on July 1, 2001. On January 2, 2007, Mr. Stephens was appointed Group Vice President Global Powertrain and Global Quality. He became Executive Vice President for General Motors on March 3, 2008. Effective April 1, 2009, Mr. Stephens is appointed Vice Chairman, Global Product Development.

Ray G. Young has been associated with General Motors since 1986. Mr. Young was named Chief Financial Officer of GMNA on August 1, 2001, and was President and Managing Director of GM do Brasil and Mercosur Operations, beginning in January 2004. Mr. Young was appointed Group Vice President, Finance, on November 1, 2007. He became Executive Vice President and Chief Financial Officer for General Motors on March 3, 2008. He is currently a director of GMAC.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Bo I. Andersson has been associated with General Motors since 1987. He was appointed Vice President, Worldwide Purchasing, Production Control and Logistics on December 1, 2001 and Vice President, Global Purchasing and Supply Chain on March 1, 2005. He was appointed Group Vice President, Global Purchasing and Supply Chain on April 1, 2007.

Walter G. Borst has been associated with General Motors since 1980. From October 2000 to February 2003, Mr. Borst was Executive Director of Finance and Chief Financial Officer for our German subsidiary, Adam Opel AG. He was named Treasurer in February 2003. He is currently a director of GMAC.

Troy A. Clarke has been associated with General Motors since 1973. Mr. Clarke was named Vice President of Labor Relations in January 2001, and named Group Vice President of Manufacturing and Labor Relations in June 2002. He was named Group Vice President and Executive Vice President, GMAP on February 4, 2004, and Group Vice President and President of GMAP, effective June 1, 2004. He was appointed Group Vice President, and President, GMNA in July 2006.

Gary L. Cowger has been associated with General Motors since 1965. Mr. Cowger became Group Vice President in charge of Manufacturing and Labor Relations on January 1, 2001, and was named Group Vice President and President, GMNA effective November 13, 2001. He was appointed Group Vice President, Global Manufacturing and Labor Relations in April 2005.

Nicholas S. Cyprus has been associated with General Motors since December 2006, when he became Controller and Chief Accounting Officer. He was Senior Vice President, Controller and Chief Accounting Officer for the Interpublic Group of Companies from May 2004 to March 2006. From 1999 to 2004, Mr. Cyprus was Vice President, Controller and Chief Accounting Officer at AT&T Corporation.

Carl-Peter Forster has been associated with General Motors since 2001. Mr. Forster was named Chairman and Managing Director of Adam Opel AG in April 2001, and before that date he was responsible for vehicle development projects for BMW AG. He has been Vice President and President, GME since July 2004 and was appointed Group Vice President and President, GME effective January 1, 2006. He has been Chairman of the Opel Supervisory Board since June 2004 and Chairman of Saab since April 2005.

Maureen Kempston-Darkes has been associated with General Motors since 1975. She was President and General Manager of GM Canada and Vice President of General Motors from 1994 to 2001. She was named Group Vice President and President, GMLAAM effective January 1, 2002.

Robert S. Osborne has been associated with General Motors since September 2006, when he became Group Vice President and General Counsel. He became Corporate Secretary on March 2, 2009. He is also responsible for the Office of Export Compliance and is chair of our Senior Management Compliance Committee. Prior to joining General Motors, he had been a senior partner in the law firm of Jenner & Block since 2002.

David N. Reilly has been associated with General Motors since 1975. Mr. Reilly served as Vice President, GME for Sales, Marketing, and Aftersales beginning in August 2001. He was appointed Group Vice President and President, GMAP in July 2006 and had previously been President and Chief Executive Officer of GM Daewoo after leading our transition team in the formation of GM Daewoo beginning in January 2002.

Ralph J. Szygenda has been associated with General Motors since 1996. He was named Group Vice President and Chief Information Officer on December 1, 1999.

Compliance with Section 16(a) of the Exchange Act

Federal securities laws require that our directors and certain officers and stockholders who own more than 10% of our common stock report to the SEC and to us certain changes in ownership and ownership information within specified periods. Based upon information furnished by these stockholders, we believe that all required filings for 2008 were made in a timely manner.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Code of Ethics

We have adopted a code of ethics that applies to our directors, officers, and employees, including the Chairman and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, the Controller and Chief Accounting Officer and any other persons performing similar functions. The text of our code of ethics, “Winning With Integrity,” has been posted on our website at http://investor.gm.com at “Investor Information — Corporate Governance.” We will provide a copy of the code of ethics without charge upon request to the Corporate Secretary, General Motors Corporation, Mail Code 482-C38-B71, 300 Renaissance Center, P. O. Box 300, Detroit, MI 48265-3000.

Audit Committee

Our Board of Directors has a standing Audit Committee to assist the Board in fulfilling its oversight responsibilities with respect to the financial reports and other financial information provided by GM to the stockholders and others; GM’s system of internal controls; GM’s compliance procedures for the employee code of ethics and standards of business conduct; and GM’s audit, accounting, and financial reporting processes. Erroll B. Davis Jr., Kent Kresa and Philip A. Laskawy comprise the Audit Committee. Our Board has determined that all of the members of the Committee are independent, financially literate, and have accounting or related financial management expertise as required by the NYSE. The Board also has determined that Mr. Davis, Mr. Kresa, and Mr. Laskawy (Chair) all qualify as “audit committee financial experts” as defined by the SEC. Currently, Mr. Laskawy serves on the audit committees of four public companies in addition to our Audit Committee. The Board has determined, in light of Mr. Laskawy’s depth of knowledge and experience and time available as a retiree, that this simultaneous service does not impair his ability to function as a member and the Chair of the Audit Committee.

*  *  *  *  *  *

Item 11.   Executive Compensation

Compensation Committee Report

The Executive Compensation Committee has reviewed and discussed with management the following Compensation Discussion and Analysis (CD&A) and, based on that review and discussion, has recommended to the Board of Directors that the CD&A be included in this 2008 Annual Report on Form 10-K.

On December 31, 2008, we entered into a loan and security agreement (UST Loan Agreement) with the United States Department of the Treasury (UST), pursuant to which the UST agreed to provide us with a $13.4 billion secured term loan facility (UST Facility). Under the terms of this agreement, the Executive Compensation Committee is required to review the incentive compensation arrangements of our Named Executive Officers with the senior risk officer within 120 days of its effective date to ensure that the incentive compensation arrangements do not encourage these officers to take unnecessary and excessive risks that may threaten the value of the company. This review will occur on April 6, 2009.

Executive Compensation Committee

John H. Bryan (Chair)
Erskine B. Bowles	Armando M. Codina
George M.C. Fisher	Karen Katen

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Compensation Discussion and Analysis

The following is a discussion of our executive compensation programs and analysis of the compensation decisions affecting our Named Executive Officers during fiscal year 2008.

Executive Summary

We are primarily engaged in the design, development, manufacturing, and marketing of automotive products worldwide. We employ 243,000 people around the world (not including employees at joint ventures) and manufacture vehicles in 34 countries. In 2008, we sold 8.4 million vehicles.

During 2008, our industry continued to experience significant change and intense global competition in both mature and emerging markets. We set aggressive goals for ourselves in key areas of customer focus: superior design, quality, fuel economy, safety, technology, and value, and redoubled our efforts to restructure operations in more mature markets to ensure ongoing competitiveness and grow our presence in emerging markets around the world. Despite strong progress in the areas of design, quality, and fuel economy throughout much of 2008, the rapidly deteriorating economic environment during the last quarter made achievement of financial objectives impossible. Due to the precipitous and widespread economic downturn that occurred, global sales volumes declined significantly to a point where we applied for federally-funded assistance under the provisions of the Troubled Asset Relief Program (TARP) and on December 31, 2008, entered into a loan and security agreement with the United States Treasury.

In this highly competitive business environment, it is critical, more than ever, to attract, retain, and motivate leaders who understand the complexities of our industry and can deliver business results for the benefit of our stockholders and other key stakeholders. While we know fair and competitive compensation programs are an important element in our ability to do this, we also recognize the need to link the compensation our executives actually receive with our business performance.

In setting 2008 compensation for our Named Executive Officers we considered the need to balance pay actually received with future pay opportunities. We noted that in recent years, our top leaders have repeatedly demonstrated their capability to address significant challenges and to build our long-term global competitiveness in the most important aspects of our business, while their overall pay has been significantly below competitive levels. For these reasons, we took the following compensation actions:

•	In March 2008, our CEO’s base salary was restored to the 2006 level;

•

Our CEO and COO received additional grants of performance-contingent stock options in recognition of their continued strong leadership and to provide additional incentive and reward for substantially increasing the price of common stock;

•	During 2008 (as well as in 2005, 2006, and 2007) the Named Executive Officers did not receive any payouts from the Stock Performance Program (SPP) as the three-year target was not achieved;

•

In addition, no payouts were made under the General Motors 2007 Annual Incentive Plan (AIP) for the 2008 performance period as the deteriorating economy precluded achievement of business objectives despite strong progress earlier in the year;

•	On July 14, 2008, dividend and dividend equivalent payments on shares of our common stock were suspended; and

•	In November 2008, Corporate contributions to qualified and non-qualified savings plans were suspended.

In addition to planned compensation actions and decisions regarding pay and benefit elements, certain calculations related to the mark-to-market accounting for accruals and reversals of equity-based incentive awards that declined substantially in value during 2008 have significantly altered the composition of the Named Executive Officers populating the Summary Compensation Table. As a result, the planned compensation structure for who we consider to be our most senior officers is no longer evident.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

We describe our compensation planning and decision-making processes in greater detail in the pages that follow. We also discuss the changes in compensation and incentive pay planning that were made as a result of the changes in the business environment as well as those necessitated by the terms of the UST Loan Agreement.

Executive Compensation Committee Process and Objectives

The Executive Compensation Committee ensures that our compensation policies and practices support the successful recruitment, development, and retention of executive talent. The Committee reviews and approves corporate goals and objectives related to compensation for the CEO and senior executives, including our senior leadership group. It also approves benefit and incentive compensation plans of the Corporation and its major subsidiaries that affect employees subject to its review. The members of the Committee are not eligible to participate in any of the compensation plans or programs it administers.

The Committee has the authority under its charter to engage the services of outside advisors. In accordance with this authority, the Committee engages an outside executive compensation consulting firm, Mercer, and independent outside counsel, Davis Polk & Wardwell, both of whom report directly to the Committee. All work performed by the external advisors is overseen by the Committee. In addition, GM’s Global Compensation group works with these external advisors to ensure that the information, analysis and recommendations put forth to the Committee provide a thorough and objective basis for decision making and reflect internal pay equity considerations. During Committee meetings, our outside advisors participate in discussions to help ensure Committee members have a thorough understanding of the issues under consideration. External advisors may also be asked during Committee meetings to provide additional materials or analysis to further clarify issues being discussed.

The Executive Compensation Committee may invite members of management to its meetings and such other persons as it deems appropriate in order to carry out its duties and responsibilities. In 2008, the Vice President, Global Human Resources, attended all eight committee meetings as did the Executive Director of our Global Compensation and Corporate Governance group in his capacity as Secretary to the Committee. Our Chairman and CEO, G.R. Wagoner, Jr., was invited to participate in a portion of all meetings. External advisors to the Committee from Mercer and Davis Polk & Wardwell also participated in these meetings.

The Executive Compensation Committee also met in executive session without members of management, as needed. Executive sessions may or may not include participation by the external advisors as deemed necessary or appropriate by the Committee. External advisors also engage in discussions with the Committee Chairman and other Committee members without management present as needed throughout the year, to further ensure an open dialogue between the consultants and the Committee.

In addition to the work Mercer performs for the Committee, we utilize various other products and services of the firm whenever Mercer is deemed to provide the best product or service to meet our needs. This includes compensation surveys conducted by Mercer for the broader group of our employees in many countries around the world and use of Mercer’s international job evaluation product. Our compensation governance process requires that all purchases of compensation consulting services or products be approved by our Global Compensation group. The Executive Compensation Committee annually reviews all services provided to us by Mercer.

Each year, the Executive Compensation Committee (Committee) reviews our total executive compensation and benefits program with the help of Mercer, its external compensation consultant. This review takes into account the following factors:

•	Our compensation philosophy, including stock ownership levels;

•	External regulatory requirements;

•	The competitive market for executive talent;

•	Evolving market practices and developments;

•	Overall compensation and benefit levels;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•	Potential wealth accumulation for the Named Executive Officers; and

•	Establishing appropriate performance metrics.

Our business goals and objectives are a primary consideration in making compensation decisions for the CEO and the Senior Leadership Group (approximately the top 50 members of management) so we design our pay plans to reward executives for achieving these goals over both the short-and long-term. The Committee makes changes to different elements of the compensation program if deemed appropriate to address evolving business objectives and competitive issues. The most recent review was completed in August 2008, and no changes were made to the program. In addition, the Committee recognizes that many of our senior executives have spent their careers at General Motors, as we have historically promoted executives from within, consistent with our succession planning strategies. This is the case with many of our executives in the current Senior Leadership Group. Therefore, we carefully review overall pay to ensure both internal and external pay equity and parity between the compensation of our career executives and those recently hired from outside sources.

We believe we have appropriate controls in place to minimize compensation related opportunities for executives to take unnecessary or excessive risks that could threaten the value of the Company. We regularly discuss GM’s financial outlook, operating and enterprise risks, global competitor strategies, legislative and regulatory issues and governance matters with our Board of Directors and its Audit Committee. The Board reviews how management is addressing these risks and how these risks could impact our financial structure. We manage the financial and other risks of the automotive operations through a Risk Management Committee, which our CFO chairs.

Compensation and Benefits Philosophy

Our overall executive compensation philosophy is to pay executives based on both the Corporation’s and the individual executive’s performance. This means that a large portion of each executive’s compensation is variable and linked to accomplishing specific measurable results intended to create value for stockholders in both the short-and long-term as discussed in the “Total Compensation Mix” section below. We do not target a specific competitive position. We consider the compensation that is earned by executives in similar internal and external positions, our business performance, and the challenges we are currently facing as we establish the target compensation for our executives each year. An example of this is the voluntary base salary reductions described below.

As part of our overall package, we offer benefits to all employees, including the Named Executive Officers, which are comparable to those offered by other similar employers. We also provide a limited number of additional benefits for executives as part of their total compensation packages, because we believe it is customary to do so in our labor market. A comprehensive overview of our compensation and benefits programs appears on the following pages.

Assessing Compensation Competitiveness

An important part of the Committee’s annual compensation review is a market analysis of executive pay levels. The analysis is a valuable input to our understanding the competitiveness of the target opportunities we provide for our Named Executive Officers and the development of our executive compensation structure. Our compensation consultant, Mercer, derives information on our peer companies from executive compensation surveys, proxy statements, and other published sources and applies its own models and analysis to generate information about the distribution of compensation types and levels paid by the comparator group. The analysis provides a comparison of the compensation of each of our Named Executive Officers to the actual pay data of the Named Executive Officers in our executive compensation peer group, including:

•	All elements of pay and their respective values;

•	The relative proportion that each element comprises of total compensation; and

•	Pay and performance validations based on key performance metrics compared to those of our peer group.

The August 2008 Mercer review indicated that the 2007 total target compensation for our Named Executive Officers as a group was at or near the market median for the comparator group, although actual compensation was much lower.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

We selected our peer companies based on their size, scope, and complexity of operations, although we are significantly larger and more complex than many of them. While we include Ford Motor Company (currently the only other publicly traded domestic automotive manufacturer) in our peer group, we cannot limit the group to our industry because compensation information is not available from our other major competitors. In addition, we believe it is important for us to understand the compensation practices for Named Executive Officers at other U.S. based multinationals as the competitiveness of our compensation can affect our overall ability to attract and retain diverse talent around the globe. Although our peer companies remain relatively stable over time, changes are made when comparison to a company is no longer appropriate (e.g., merger, etc.). In 2006 and 2007 our executive compensation peer group included the following 26 companies:

3M Company	Ford Motor Company
Alcoa Inc.	General Electric Company
Altria Group, Inc.	Hewlett-Packard Company
AT&T Inc.	Honeywell International Inc.
The Boeing Company	Intel Corporation
Caterpillar Inc.	International Business Machines Corporation
Chevron Corporation	Johnson & Johnson
Citigroup Inc.	Merck & Co., Inc.
The Coca-Cola Company	Motorola, Inc.
The Dow Chemical Company	PepsiCo, Inc.
E.I. du Pont de Nemours and Company	The Procter & Gamble Company
Eastman Kodak Company	United Technologies Corporation
Exxon Mobil Corporation	Verizon Communications Inc.

Peer Group Changes for 2008

Because of our review of peer companies during the 2008 compensation planning process, we revised the peer group to recognize an expanding global business focus and ensure appropriate recognition of a variety of business sectors. The size of the group was reduced to 23 companies that more accurately reflect our business complexity and with whom we compete for talent. The following factors comprised the basis for our peer group selection criteria:

•	Large Fortune 100 companies (annual revenue from $26.7 billion to $404.6 billion);

•	Complex business operations, including significant research and development, design, engineering, and manufacturing functions with large numbers of employees;

•	Global enterprises;

•	Broad representation across several industries of companies that produce products, rather than services

Company	GICS Category	Company	GICS Category
Ford Motor Company	Consumer Discretionary	Johnson & Johnson	Consumer Staples
Johnson Controls Inc.	Consumer Discretionary	Pepsico, Inc.	Consumer Staples
Dell	IT	The Procter & Gamble Company	Consumer Staples
Hewlett-Packard Company	IT	Chevron Corporation	Energy
International Business Machines Corporation	IT	Conoco Phillips	Energy
Alcoa, Inc.	Industrial	Exxon Mobil Corporation	Energy
The Boeing Company	Industrial	Abbott Laboratories	Healthcare
Caterpillar Inc.	Industrial	Pfizer	Healthcare
General Electric Company	Industrial	Archer Daniels Midland Company	Materials
Honeywell International Inc.	Industrial	E.I. du Pont De Nemours & Company	Materials
Lockheed Martin	Industrial	The Dow Chemical Company	Materials
United Technologies Corporation	Industrial

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Although information regarding executive compensation is not publicly disclosed or readily available for Chrysler, we do review compensation information when it is available to supplement our pay-planning data base.

Tally Sheets

During its annual review of senior officer compensation and benefits in 2008, the Committee reviewed a comprehensive summary report or “tally sheet” for the Named Executive Officers at the time that reflected the total dollar value of their annual pay, as well as their target compensation. This includes salary, annual cash incentive awards, equity-based compensation, perquisites, pension benefit accruals, and other compensation. It also includes holdings of common stock and stock options with accumulated unrealized gains under prior equity-based compensation awards, and amounts payable upon termination of employment under various circumstances.

The Committee uses the tally sheets to review each Named Executive Officer’s total annual compensation and to provide a perspective on their potential wealth accumulation from our compensation programs, pension accruals and compensation previously paid, and to provide a general context for compensation decisions. However, the Committee believes that, in general, an executive’s target compensation level should reflect the executive’s performance and the current market value of his or her services.

Role of Management in Compensation Decisions

Our CEO believes compensation plays an important role in aligning and motivating our executive team to achieve key corporate objectives, and so he plays an active role in the development of our compensation plans. Mr. Wagoner relies heavily on the information and analysis provided for his consideration by our Vice President, Global Human Resources, and our Executive Director of Global Compensation and Corporate Governance and he reviews the individual total compensation of our top 300 executives. Our CEO also provides input to the Committee regarding the compensation of Named Executive Officers reporting to him. A broader group of our leaders participates in the administration of our compensation programs by developing individual pay recommendations for executives reporting to them within the funding approved by the Committee. Our Vice President, Global Human Resources, and the Executive Director of Global Compensation and Corporate Governance oversee the administration of all executive compensation matters within the framework established by the Committee.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Compensation and Benefits Programs

Overview

We use base salary and a variety of short-term incentives, long-term incentives, benefits, and perquisites in our executive compensation program. The following chart provides an overview of our compensation and benefits programs in which our Named Executive Officers participate, and why these particular elements are included. The compensation plans described below are global programs and benefit plan descriptions are based on U.S. programs.

Program	Description	Eligibility	Purpose
Annual Cash Compensation
Base Salary	• Salary is based on market pay levels, scope and complexity of positions, individual job performance, and leadership succession plans. Generally not adjusted annually for Named Executive Officers	• All employees globally	• Competitive compensation • Retention

General Motors Annual Incentive Plan (AIP)

•       Cash-based plan rewards employees for short-term financial and business performance. Annual target awards are established by employee level. Final awards can range from zero to a maximum of 250% of target, based on business results and adjusted up to +/- 10 percentage points for competitive results

		• All executives globally	• Competitive compensation • Encourage focus on key financial and operating objectives

Long-Term Incentive Programs
Stock Options	• 10 year term. Grants vary by employee level and individual contribution	• All senior executives	• Focus on stock price performance and stockholder value

Stock Performance Program (SPP)

•       Based on Total Shareholder Return (TSR) over a three-year period versus S&P 500 Composite Stock Price Index (S&P 500 Index). Grant amounts vary by employee level and individual contribution. Denominated in shares and delivered in cash

		• All senior executives	• Focus on relative stock price performance and stockholder value

Restricted Stock Units (RSU)	• Denominated in shares and delivered in stock. Delivery date based on specific objective of grant	• Select senior executives	• Reward superior performance • Retention • Focus on stock price performance and stockholder value

Cash-Based Restricted Stock Units (CRSU)	• Denominated in shares and delivered in cash over a three-year period. Grant amounts vary by employee level and individual contribution	• All executives	• Focus on stock price performance and stockholder value • Retention

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Program	Description	Eligibility	Purpose
Retirement Programs
General Motors Retirement Program for Salaried Employees (SRP)

•       Tax-qualified defined benefit plan with benefits being determined based on the U.S. Internal Revenue Code, as amended (IRC), annual compensation maximums and employee contributions, where applicable, and years of service

•       Tax-qualified defined contribution benefit plan based on employer contributions subject to the IRC maximum

		• All U.S. salaried employees hired prior to January 1, 2001 • All U.S. salaried employees hired on or after January 1, 2001	• Promote post-employment financial security • Competitive practice • Promote post-employment financial security • Competitive practice

General Motors Executive Retirement Plan (ERP)	• Non-tax qualified retirement plan for executives. New lower cost plan effective January 1, 2007	• All U.S. executives	• Enhance post employment financial security • Competitive practice • Retention

General Motors ERP Benefit Equalization Plan for Salaried Employees (the ERP-BEP)

•       Non-qualified excess benefit plan. Provides full GM matching contributions in excess of IRC limitations. Matching contributions suspended November 1, 2008. Also includes benefit contributions for employees hired on or after January 1, 1993 and retirement contributions for employees hired on or after January 1, 2001

		• All U.S. executives	• Competitive practice • Retention

General Motors Savings-Stock Purchase Program for Salaried Employees in the United States (S-SPP)

•       Tax-qualified 401(k) employee savings-stock plan. Allows contributions up to 50% of eligible monthly salary, subject to IRC maximum. Most recently GM matched 100% of contributions up to 4% of eligible monthly base salary. Matching contributions suspended November 1, 2008

		• All U.S. salaried employees	• Encourage retirement savings • Competitive practice • Retention

Other Benefits
General Motors Deferred Compensation Plan for Executive Employees (DCP)	• Allows for the voluntary deferral of base salary, AIP, SPP, and RSU payouts. Plan closed to new deferrals since December 31, 2005	• All U.S. senior executives	• Provide tax deferral opportunity • Encourage financial planning

Corporate Aircraft	• Available for business purposes. Personal use is limited to those covered by our security study. Program suspended December, 2008	• Select senior executives	• Direct flights and shorter flight times allow more efficient use of time • Personal security

Security Systems and Services	• Residential security systems and services for executives covered by the security study	• Chairman, President, and Vice Chairman	• Personal security

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Benefits (Con’t)

Program	Description	Eligibility	Purpose
Executive Company Vehicle Program	• All executives are provided with a GM vehicle of their choice. Taxable income if benefit level is exceeded	• All U.S. executives	• Product evaluation and feedback • Competitive practice

Supplemental Life Benefits Program	• Cash death benefit	• All U.S. executives	• Provide survivor benefit and financial security

Executive Health Evaluation	• Periodic medical evaluation	• All U.S. executives	• Medical risks minimized by early detection/prevention

Financial Counseling	• Financial counseling and estate planning services	• All U.S. senior executives	• Financial security and wealth accumulation • Competitive practice

GM Matching Contributions Program	• Matches gifts to accredited four-year colleges, universities, and community colleges up to $5,000 per year. Program suspended October 1, 2008	• All U.S. employees	• Encourage community involvement and support

Other Benefits	• Medical, welfare, and other benefits	• All U.S. employees	• Promote health and welfare of GM employees • Competitive practice

2008 Compensation for Named Executive Officers

The following are key factors in the Executive Compensation Committee’s determination of compensation for our most senior leaders and these are typically our Named Executive Officers. However, due to the unprecedented events in the global financial markets during the latter portion of 2008 and the resulting effect on the price of common stock, the accounting methods required to determine the cost of equity awards attributed to 2008, as required by SEC reporting rules, resulted in several executives appearing in the Summary Compensation Table as Named Executive Officers who were not included in our senior officer compensation planning process. In addition, several other executives who had been Named Executive Officers in prior years and who were included in the planning process for senior officers are not in the table as a result of substantial negative accounting charges for their outstanding equity awards. For 2008, the Named Executive Officers whose compensation is described in this report are:

G. Richard Wagoner, Jr.	Chairman of the Board and Chief Executive Officer
Frederick. A. Henderson	President and Chief Operating Officer
Ray G. Young	Executive Vice President and Chief Financial Officer
Robert S. Osborne	Group Vice President and General Counsel
Carl-Peter Forster	Group Vice President and President GM Europe
Nicholas S. Cyprus	Controller and Chief Accounting Officer

Business Performance

2008 was a very challenging year for GM around the world, as weak economies, volatile oil prices, burgeoning housing and credit crises, and low consumer confidence depressed sales and consumed cash reserves throughout the global industry. Despite these challenges, GM achieved several important milestones:

•

Product excellence — In 2008, we extended our commitment to product excellence and design leadership. We began the year by winning the North American Car of the Year with the Chevrolet Malibu and ended the year by winning the prestigious European Car of the Year with the Opel/Vauxhall Insignia. In between, we introduced many world-class cars and trucks around the globe, and won awards for every brand, in every region, including the Cadillac CTS, which was named the 2008 Motor Trend Car of the Year.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•

Advanced Propulsion Technology — In 2008, we made tremendous progress with our advanced propulsion strategy, including unveiling the production version of the Chevrolet Volt extended range electric vehicle, due in dealer showrooms by the end of 2010. In addition, in the U.S. we now offer 20 models that achieve 30 mpg or more on the highway, more than any other manufacturer; we are the world leader in flex-fuel technology, with more than five million biofuel capable vehicles on the road; we currently offer eight gas-electric hybrids, with more on the way; and we have launched the world’s largest test fleet of hydrogen fuel cell vehicles.

•

Restructuring Plan — In December 2008, we submitted to the U.S. Congress an aggressive and far-reaching restructuring plan that served as the basis for receiving a bridge loan from the U.S. federal government. Our plan dramatically accelerates and expands the restructuring that we’ve been implementing in North America, and around the globe, for the past several years. In addition to providing for a continued focus on product excellence and advanced propulsion technology, as described above, our plan commits us to further major manufacturing and structural cost reductions, labor cost competitiveness with foreign manufacturers in the U.S., continued consolidation in our supply base, significant restructuring of our balance sheet, especially our unsecured domestic debt and post-retirement healthcare obligations, and substantial reductions in the number of brands, models, and retail outlets.

•

Global Growth — In 2008, we continued to perform well in emerging markets around the globe. We achieved record sales performances in our Asia Pacific and LAAM regions, and sold more than 2 million vehicles in Europe for the third consecutive year.

Total Compensation Mix

The allocation across our different elements of compensation and benefits is consistent with our philosophy and the practices of our peer companies. A large portion of the compensation opportunity for our Named Executive Officers is variable in nature; our CEO, at 90.0%, has the largest amount of variable target compensation. Importantly, three-quarters of this performance based variable pay is tied directly to the value of our common stock. We believe it is important for our top executives to have a large portion of their pay based on business performance to support a sense of ownership in the financial health of the Corporation. Although we apply no specific formula, positions of increasing scope and impact on strategic decisions should have relatively greater amounts of pay variability and our Committee exercises its judgment in determining these ratios during annual compensation reviews. In finalizing target compensation for each Named Executive Officer, the Committee reviews the relative compensation levels among this group to ensure internal parity and consistency. However, as discussed in the earlier section, “Assessing Compensation Competitiveness”, since we establish overall target compensation for each Named Executive Officer with reference to several sources, including the compensation paid for these positions at our peer companies, we do not establish a fixed relationship between the compensation paid to our CEO and the other Named Executive Officers. For 2008, the target compensation mix for our Named Executive Officers was as follows:

	Fixed	Variable Based on Performance
Name	Target Base Salary	Annual Incentive	Stock-Based Long-Term Incentives	Total Variable	Position Level
	%	%	%	%
G. R. Wagoner, Jr.	10	16	74	90	CEO
F. A. Henderson	14	18	68	86	COO
R. G. Young	22	24	54	78	CFO
R. S. Osborne	27	25	48	73	Group VP
C. P. Forster	29	26	45	71	Group VP
N. S. Cyprus	34	24	42	66	Controller and CAO

The large amount of performance based pay means that the actual earnings of our top leaders may be significantly different from their target compensation. In addition, the significant portion of variable pay tied to our common stock price performance ensures

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

overall pay levels closely track stockholder returns. The following chart illustrates the difference between target and actual compensation for our CEO in 2008, demonstrating that the actual compensation received, including non-cash benefits, represents only 17.9% of target pay due to the nonpayment of both AIP and equity incentive awards dependent upon common stock price.

2008 CEO Compensation

Comparison: Total Target Compensation vs. Actual Compensation

	Salary	Non-Equity Incentive Plan Compensation	TOTAL CASH	Grant Date FV Stock Awards vs. Stock Vested	Grant Date FV Option Awards vs. Options Exercised	TOTAL LTIP	All Other Compen- sation	TOTAL COMPEN- SATION	MEMO: 2007 COMPEN- SATION
	$	$	$	$	$	$	$	$	$
Target Compensation	2,200,000	3,520,000	5,720,000	4,786,076	7,145,000	11,931,076	836,703	18,487,779	14,675,691
Actual Compensation	2,108,333	0	2,108,333	363,850	0	363,850	836,703	3,308,886	4,057,691
Actual % of Target	95.8%	0.0%	36.9%	7.6%	0.0%	3.0%	100.0%	17.9%	27.6%

Base Salary

Each year, the Committee reviews the base salaries of the Named Executive Officers and determines whether adjustments are needed based upon market pay levels, the large scope and complexity of their positions, individual performance, and leadership succession plans. In general, we believe that paying base salaries at the high end of market pay levels is the most appropriate approach to help retain executives throughout the business cycle as actual total compensation received can be much lower than competitive levels. Base salary adjustments are generally not made every year.

In early 2008, as part of its annual review of total compensation for Named Executive Officers, the Committee determined that Mr. Wagoner’s base salary would be restored to its 2003-2006 level and Mr. Henderson’s base salary would be increased to $1,800,000 in recognition of his election as President and Chief Operating Officer of the Corporation effective March 3, 2008. As noted in our discussion of “2009 Compensation for Executive Officers” later in this section, significant salary reductions, including the reduction of his own base salary to $1.00, were recommended by Mr. Wagoner and implemented on January 1, 2009, with the approval of the Committee.

The chart below shows the base salary changes for Messrs. Wagoner and Henderson from January 2006 through March 2008.

	January 2006	March 2006	March 2007	March 2008
G. R. Wagoner, Jr.	$2,200,000	$1,100,000	$1,650,000	$2,200,000
F. A. Henderson	$1,550,000	$1,085,000	$1,318,000	$1,800,000

In conjunction with this planning process, the Committee also determined that Mr. Young’s base salary should be increased to $900,000 in recognition of his appointment as Chief Financial Officer on March 3, 2008. Mr. Osborne’s base salary was increased to $850,000 on April 1, 2008, and Mr. Cyprus’ salary was increased to $580,000 on July 1, 2008. Mr. Forster’s base salary remained unchanged during 2008.

In addition to the adjustments to base salaries described above, equity and non equity incentive compensation opportunities for the Named Executive Officers were adjusted proportionately for 2008. New grants of performance contingent stock options are discussed in “2009 Compensation for Executive Officers” later in this section.

Annual Incentive Plan

The Committee believes that setting meaningful but difficult to achieve performance targets is important to drive improved business performance to necessary levels and ensure that AIP target opportunities continue to be performance based compensation.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

This has been our strategy since adopting the current plan design in 1999 and has resulted in the following AIP payouts for Named Executive Officers during the past five years:

AIP Payouts 2004-2008

No Funding/Payout	Below Target	Target	Above Target
2005	2004	None	None
2008	2006*
	2007

*	Named Executive Officers did not receive an AIP payout, but instead received RSU and CRSU grants.

In order to emphasize the importance of the collective efforts of all GM executives and regional operating performance needed to complete implementation of the GMNA Turnaround Plan and grow our business globally, the Committee again established global financial measures comprising 80% of the overall target for Named Executive Officers. We used adjusted earnings before taxes (EBT) and adjusted operating cash flow as our global metrics because we believe they are the most important indicators of our ability to operate the business profitably and efficiently, to generate cash to fund future products, and preserve the incentive value of our plans as these criteria are most directly within the influence of the executive group.

Market share, external quality measures, and warranty performance, comprise our regional metrics because we believe these measures are key indicators of current customer receptivity of our products and our progress in areas that will encourage future customer purchases of our products. These measures represent 20% of the overall target for our Named Executive Officers.

The Committee may adjust the portion of the fund generated by the actual performance to established measures upward or downward (up to a maximum of 10 percentage points) based on our absolute and relative performance against six of our most significant automotive competitors in areas such as global and regional measures of market share, quality, and productivity. Additionally, for any performance period the Committee may determine that no payments will be made.

As described earlier in the section, “Assessing Compensation Competitiveness”, the Committee develops individual AIP award targets for each Named Executive Officer with the assistance of data developed by our compensation consultant reflecting annual cash compensation opportunities between the median and top of the third quartile of the compensation paid at peer companies for executives in similar positions. But as discussed above in “AIP Payouts 2004-2008,” our actual compensation has frequently been much lower.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

2008 Annual Incentive Planning. Within this framework, target funding levels for the 2008 AIP for Messrs. Wagoner, Henderson, Young, Forster, and Osborne were set as described in the following table. The AIP target award for Mr. Cyprus included a 30% individual performance element, with adjusted earnings before taxes and adjusted cash flow each weighted 25%.

FINANCIAL MEASURES = 80% of Total

Performance Level		Funding/Payout Level
EBT = 40%	Cash Flow = 40%
Below threshold	Below threshold improvement	None
Below target	Below target improvement	50% to 99%
At or above target	At or above target improvement	100% to 249%
At maximum	At maximum target improvement	250%

AVERAGE OF REGIONAL OPERATIONAL MEASURES = 20% of Total

Performance Levels Vary for Each Region (12 independent measures)			Funding/Payout Level
Market Share = 10%	External Quality = 5%	Warranty = 5%
Below threshold	Below threshold	Below threshold	None
Below target	Below target	Below target	50% to 99%
At or above target	At or above target	At or above target	100% to 249%
At maximum	At maximum	At maximum	250%

Our Analysis. Although an average of our 2008 results on the various regional operational measures would have yielded a small payout, the Committee determined that based on sharply declining sales volumes resulting in the deterioration of financial performance and the downturn in the global economy, no payouts would be made to Named Executive Officers. In addition, under the terms of the Loan Agreement, any awards payable or accrued under our incentive plan cannot be paid to Named Executive Officers while the loan is outstanding unless approved in writing by the President’s Task Force on Autos.

Long-Term Incentives

All long-term incentives are linked closely to our common stock price because one of our key compensation goals is to maintain a direct link with stockholders’ interests. The Named Executive Officers are eligible to participate in two long-term incentive programs (previously three separate plans):

•	The General Motors 2007 Long-Term Incentive Plan (LTIP) under which SPP awards, stock options, and RSUs may be granted; and

•	The 2007 CRSU Plan

Each year, the Committee considers both the overall target compensation opportunity to be provided by long-term incentives, and how that opportunity should be allocated among the different types of incentives. As part of this review, the Committee considers market practices, individual performance, retention considerations, succession plans, and any other significant factors such as the business environment, employee relations issues, and public perception. In 2008, based on low historic payout levels and on the difficulty of developing meaningful objectives over a three-year period under volatile economic conditions, the Committee determined that a remix of long-term compensation opportunities would provide greater incentive for most executives and targets were adjusted accordingly.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Stock Performance Program

Since 1999, the SPP has measured long-term performance based on the TSR performance ranking of common stock compared to the TSR performance of all stocks in the S&P 500 Index over a three-year period. This index is used as the point of comparison because it has a broad representation of companies reflecting general economic and market conditions, and because there is no automotive industry index.

Payouts under the SPP are based on our TSR ranking for a three-year period (market price appreciation plus the compounding effect of reinvested dividends) relative to other companies in the S&P 500 Index as shown in this chart:

GM Stock Performance Program

Percentile Ranking	Funding
90 to 100	200%
80 to 89	175%
70 to 79	150%
60 to 69	125%
50 to 59	100%
25 to 49	50%
0 to 24	No Funding

For the 2008-2010 performance period, the Committee determined that SPP grants should continue to be an element of long-term target pay for the Named Executive Officers and retained the TSR metric because it rewards executives for sustained positive stock price performance relative to other companies, an important metric to our stockholders. Each SPP grant may be earned in four discrete installments based on the results of three one-year TSR rankings and one three-year TSR ranking. Each installment, if earned, will be credited as share equivalents and, at the end of the three-year performance period, the value of the number of share equivalents credited (plus dividend equivalents, if any) will be paid in cash based on the common stock price at the end of the performance period.

For 2008 the Committee decided that the target value of the SPP grants for Messrs. Wagoner and Henderson would be increased to maintain a strong link to the equity of the Corporation. Target awards to other senior executives were decreased.

Our Analysis. Our TSR ranking for the 2006-2008 performance period was below the minimum threshold and no payouts were earned by the Named Executive Officers for that period, as noted in the 2008 Option Exercises and Stock Vested section.

As noted above and shown in the following chart, there have been no SPP payouts in the last five years, although the first discrete installment for the 2007-2009 grant was calculated based on the December 2007 TSR versus the S&P 500 Index and credited in share equivalents for payment at the end of the three-year performance period along with any amounts accumulated for 2009, and the overall 2007-2009 period.

SPP Payouts 2004-2008

No Funding/Payout	Below Target	100%	Above Target
2004	None	None	None
2005
2006
2007
2008

Stock Options

Stock options are granted as described in the section, “2008 Grants of Plan-Based Awards”, to encourage executives’ continued focus on improving stock price performance and increasing stockholder value over the long term. This long-term perspective is

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

especially important because the effects of many of our business decisions are not realized until many years later, for example in the areas of energy diversity or alternative propulsion solutions. For this reason, our options have a 10 year term. Although in recent years we have reduced our overall usage of options within the broader executive population to curtail our stock dilution, we have continued to grant stock options because they are generally considered part of a competitive compensation package for our most senior executives.

Our Analysis. For 2008, the Committee determined that stock option grant levels should be increased for the Named Executive Officers in order to continue to provide competitive incentive opportunities. For this reason, Messrs. Wagoner and Henderson were awarded additional grants of performance contingent stock options in amounts of 500,000 shares and 200,000 shares, respectively. These new grants were made in recognition of their continued strong leadership and to provide additional incentive and reward for substantially increasing the price of common stock. The options were granted at an exercise price of $23.13 on the date of grant, March 5, 2008, and following the first anniversary date of the grant, will vest if and when the price of our common stock reaches $40.00 (173% of the grant date price) prior to March 5, 2013 and this price is maintained for a 10 day period within 30 consecutive trading days. Vested performance options may be exercised through March 5, 2015 (seven year term). Net shares acquired upon exercise must be held for at least a two year period while the executive is actively employed. Shares acquired upon exercise after retirement are not subject to this holding requirement. Options that do not vest before March 5, 2013 will be forfeited.

Messrs. Forster, Osborne, and Cyprus also were awarded proportionately increased option grants of non-qualified and incentive stock options to provide competitive incentive opportunities. Mr. Young’s stock option grant was increased to 87,500 options to recognize his increased responsibility and promotion to Chief Financial Officer.

Restricted Stock Units

We grant awards of RSUs that are settled in shares of stock, or in cash, to maintain the link to stockholders’ interests. Historically, RSU grants were used on a very limited basis. However, in 2006, the Committee increased their use and approved the use of CRSUs to help both manage dilution of our common stock, as they are settled in cash, and maintain the link to stockholder equity.

Our Analysis. Because we believe it is important to deliver a significant portion of compensation in the form of shares of common stock (rather than cash) to our CEO and COO, they were granted stock-settled RSU award opportunities in 2008 and the remaining Named Executive Officers were granted CRSU awards. The 2008 RSU grants will vest ratably over three years beginning in 2011 for Messrs. Wagoner and Henderson and are described in the “2008 Grants of Plan-Based Awards” table. Because of limitations on the number of shares of common stock available in our General Motors 2007 LTIP, Messrs. Young, Forster, Osborne, and Cyprus received grants of CRSUs which will be settled in cash and vest ratably over three years beginning in 2009. The size of each Named Executive Officer’s grant considered factors such as the length of the vesting schedule, the variability and risk inherent in the nature of the award, and competitive compensation factors.

2009 Compensation for Executive Officers

Consistent with the management sacrifices contained in the GM Restructuring Plan for Long-Term Viability on December 2, 2008, and in recognition of the provisions of the $13.4 billion secured loan facility subsequently executed with the UST, the Board of Directors voluntarily reduced their total compensation to $1.00 and at Mr. Wagoner’s recommendation, and with the concurrence of the other executives, the Committee reduced the base salaries of our most senior executives as follows beginning January 1, 2009:

• Mr. Wagoner	$1.00 Annual Salary
• Mr. Henderson	30% Annual Salary Reduction
• Mr. Young	20% Annual Salary Reduction

The remaining three Named Executive Officers will receive 10% salary reductions beginning May 1, 2009.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

UST Loan Agreement Executive Compensation Limitations. Under the terms of our UST Loan Agreement, GM is required to comply with certain limitations on executive compensation. The most significant of these are:

1.	Prohibition of any severance payable to an SEO (Senior Executive Officer who is also a Named Executive Officer);

2.	No tax deduction for any compensation in excess of $500,000 paid to an SEO;

3.	Prohibition of any bonus and incentive compensation payments to or accruals for the 25 most highly compensated employees (including the SEOs), unless otherwise approved by the President’s Task Force on Autos;

4.	Prohibition from adopting or maintaining any compensation plan that would encourage manipulation of reported earnings;

5.	Clawback of any bonuses or other compensation paid to any SEO in violation of any of the executive compensation provisions of the UST Loan Agreement;

6.	Prohibitions on incentives for SEOs that may encourage them to take unnecessary or excessive risks and a requirement that the Committee review SEO compensation arrangements with our chief risk officer within 120 days of entering into the UST Loan Agreement and quarterly thereafter; and

7.	Prohibition on owning or leasing private aircraft and limitations on expenditures for corporate events, travel, consultants, real estate, and corporate offices

These provisions prohibit the payment of all outstanding equity awards granted prior to December 31, 2008 which are disclosed in the following tables to the Named Executive Officers unless approved by the President’s Task Force on Autos.

Other Compensation Policies and Programs

Stock Ownership Guidelines

We have established stock ownership guidelines for the Named Executive Officers that require senior executives to own significant amounts of common stock (excluding stock options) so that their financial interests are linked to those of our stockholders. We measure compliance by reference to a three-year average stock price in order to take into consideration the volatility of the stock market and the long-term holding requirement. Executives are provided an appropriate amount of time to meet the guidelines following appointment and once the guideline is achieved, future fluctuations in stock price are not deemed to affect compliance. However, we may exercise discretion in enforcing the guideline when the accumulation of stock is affected by the price of our common stock, lack of compensation plan payouts, or modifications to benefit plans. Prior to 2008, all of our Named Executive Officers at that time had met their ownership guidelines or were on track to meet them within the timeframe required. With the onset of severe economic and market conditions in 2008, stock ownership guidelines were suspended.

Position	Guideline
Chairman and CEO	Seven times base salary
President and COO, and Vice Chairman	Five times base salary
Executive Vice President	Four times base salary
Group Vice President	Three times base salary

U.S. Retirement Plans and Other Benefits

In early 2006, in support of the GMNA Turnaround Plan, we announced that benefits accumulated under U.S. pension plans then in place would be frozen effective December 31, 2006, and new lower-cost pension plan formulas for U.S. executive and salaried employees would become effective for service on or after January 1, 2007. These plans and resulting benefit amounts for the Named

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Executive Officers are described in “Retirement Programs Applicable to Executive Officers” and the associated “2008 Pension Benefits” table. The long-term effect of these changes in plan design will significantly reduce pension benefits.

Also, on September 29, 2008, we temporarily suspended all trading into the GM Common Stock Fund, including participant-directed contributions and exchanges. The suspension included employee contributions via payroll, employer matching contributions, exchanges into the fund from other S-SPP and PSP options and loan repayments, and ERP Article III (BEP) matching contributions and exchanges.

Employment Agreements

We believe that continuity in our Senior Leadership Group is in our best interests and those of our stockholders. Historically, we have not entered into employment or severance agreements with executives except in the cases of a mid- or late-career external executive hires or short-term specific retention concerns. We do not have any employment agreements with Messrs. Wagoner, Henderson, or Young that provide them with special compensation arrangements. Employment arrangements with Messrs. Forster, Osborne, and Cyprus, all external hires, are discussed in the “Potential Payments Upon Termination or Change in Control” section.

We do not maintain any plan providing benefits tied to a change-in-control of GM, although each of our incentive plans does contain change-in-control provisions that provide for protection and acceleration of incentive payments under certain conditions as disclosed in the “Potential Payments Upon Termination or Change in Control” section.

We also require each U.S. Named Executive Officer to sign a GM non-competition and non-solicitation agreement whenever he receives a base salary increase. The agreement contains a promise to refrain from working for a competitor or recruiting GM employees for the purpose of employment, directly or indirectly, with any other business venture for two years after leaving GM, or other duration as specified in the employment agreement. Mr. Forster’s non-competition agreement is comprehended by his employment agreement and is one year in duration in a manner consistent with local German law and custom.

Executive Officer Severance Policy

Our executive officers are generally at-will employees who serve at the discretion of the Board. In early 2005, we adopted a policy applicable to executive officers requiring stockholder approval of any severance benefits if:

•	The executive’s employment was terminated prior to retirement; and

•	The present value of the proposed severance benefits would exceed 2.99 times the sum of the executive’s annual base salary and target annual incentive.

Certain types of compensation, including payments based on accrued qualified and non-qualified deferred compensation, retirement, or savings plans; payments of accrued salary, bonus, or performance award amounts; or benefits paid under plans in which other employees participate, are not deemed severance benefits under the policy. If the Board determines because of time constraints or other reasons that it would be in the best interests of stockholders, we may enter into a severance agreement with an executive officer that exceeds these limits before stockholder approval can be obtained. Under those circumstances, however, no benefits in excess of this limit may be paid unless and until our stockholders approve the severance agreement. Under the UST Loan Agreement, the payment of severance is prohibited for any SEO.

Recoupment Policy on Unearned Incentive Compensation

In October 2006, our Board adopted and announced a policy regarding the recoupment of unearned compensation applicable to incentive compensation paid to executive officers after January 1, 2007 and unvested portions of awards previously granted in situations involving financial restatement due to employee fraud, negligence, or intentional misconduct. In conjunction with this, the Committee charter was modified to reflect the new policy; and the revised charter and policy were published on our Web site. In

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

addition, we added provisions to all executive incentive and deferred compensation plans to reference Board policies affecting compensation and require that the compensation of all executives covered by this policy be subject to this recoupment clause.

Tax Considerations

Our incentive pay programs include provisions allowing us to comply with regulations under Section 162(m) of the IRC. As a result, we are able to take a tax deduction for performance-based compensation in excess of $1 million per taxable year paid to the CEO and each of our next three most highly compensated officers (excluding the CFO). The IRC does not permit companies to take a tax deduction for compensation paid in excess of $1 million unless it is performance based. While we make every effort to ensure we will be able to deduct the compensation we pay, if compliance with Section 162(m) conflicts with our compensation philosophy, or what we believe to be in our best interests and those of our stockholders, we may conclude that paying non-deductible compensation is appropriate in certain circumstances. In reaching this conclusion in any specific situation, we would carefully consider the estimated cost to us of any foregone deduction.

In 2008, all base salaries for Named Executive Officers, up to an individual maximum of $1 million, were tax deductible. In addition, incentive payments made in March 2008, attributable to awards earned during the 2007 performance period, were fully tax-deductible.

Securities Trading Policy

Under this policy, Named Executive Officers not in possession of material non-public information may generally buy or sell our securities only during specified window periods, but even during such windows, specific approval is required by our Legal Staff. Named Executive Officers in possession of material non-public information that becomes known to the investing public may buy or sell GM securities beginning two days after the date such information has been publicly released.

The policy allows previously established regularly scheduled purchases to continue within the S-SPP, the GM Dividend and Cash Investment Plan, or any DCP, even if a Named Executive Officer is in possession of material non-public information, since the timing of the purchases is not controlled by the executive. However, within these plans executives may not initiate or increase purchases of a relevant GM security or make transfers into or from the relevant GM security while in possession of material non-public information relating to that security. Executives may exercise a stock option utilizing cash or stock while in possession of material non-public information, since no public sale of stock is involved and the option exercise price was pre-established. However, “cashless” stock option exercises are not allowed while an executive is in possession of material non-public information since this type of exercise involves a sale of common stock. The Insider Trading Policy, available on our Web site at http://investor.gm.com, under “Corporate Governance,” further outlines restrictions on trading.

Our securities trading policy covering executive officers prohibits any pledging or hedging of our common stock. No Named Executive Officers pledged or hedged any of their common stock during 2008.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

2008 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary(1) $	Bonus $		Stock Awards(3) $	Option Awards(4) $	Non-Equity Incentive Plan Com- pensation(5) $	Change in Pension Value & NQ Deferred Compensation(6) $	All Other Compen sation(7) $	TOTAL(8) $
G. R. Wagoner, Jr.	2008	2,108,333	0		(7,230,189)	8,155,640	0	1,583,800	836,703	5,454,287
Chairman & CEO	2007	1,558,333	0		2,243,095	3,776,710	1,802,000	4,020,400	697,358	14,097,896
	2006	1,283,333	0		4,987,094	3,095,560	0	1,468,100	769,566	11,603,653

F. A. Henderson	2008	1,719,667	0		(3,271,226)	2,648,481	0	264,500	348,710	1,710,132
President & COO*	2007	1,279,167	0		1,605,699	1,690,318	1,026,000	748,300	805,848	7,155,332
	2006	1,162,500	0		2,131,282	860,671	0	754,200	423,582	5,332,235

R. G. Young	2008	850,000	0		0	433,620	0	85,000	93,003	1,461,623
EVP & CFO*

R. S. Osborne	2008	837,500	480,000	(2)	0	530,018	0	23,200	103,728	1,974,446
GVP & General Counsel

C. P. Forster	2008	1,133,752	0		0	404,788	0	158,600	199,483	1,896,623
GVP & President GME

N. S. Cyprus	2008	565,000	0		0	123,011	0	16,800	211,673	916,484
Controller & CAO

*	On March 3, 2008 Mr. Henderson was elected President & Chief Operating Officer, and Mr. Young was elected Executive Vice President & Chief Financial Officer.

(1)	As discussed in the CD&A, Messrs. Wagoner and Henderson voluntarily reduced their base salaries on March 1, 2006, as part of a significant cost reduction strategy in support of the GMNA Turnaround Plan, and remained at reduced levels until March 1, 2008.

(2)	Mr. Osborne’s bonus payment of $480,000 payable pursuant to his hiring agreement dated September 1, 2006, has not been paid in light of the terms of the UST Loan Agreement.

(3)	These amounts reflect the accounting cost attributable to the respective years of long-term incentive awards granted to Named Executive Officers for the performance periods 2006-2008, 2007-2009, and 2008-2010 under the SPP and outstanding stock RSUs and CRSUs granted over a period of time. We describe the valuation assumptions used in measuring the expense for SPP and CRSUs in Note 26, “Stock Incentive Plans”.

For Messrs. Wagoner and Henderson, the dollar amounts reflect the effect of liability accounting under FAS 123(R) on outstanding SPP and stock-RSU awards. This value includes adjustments recognized for financial reporting purposes for the fiscal year ended December 31, 2008 and thus includes amounts related to awards granted in and prior to 2008. The negative values reflect the reduction in value and accrued expense during 2008 on these outstanding awards limited to the total expense recognized in prior years and reported in Proxy Statements for prior year’s annual meetings. These awards will not be payable until the end of their vesting or performance periods and will continue to change in value during those periods.

2007 and 2006 stock award values for Messrs. Wagoner and Henderson have been adjusted to reflect prior period accounting adjustments related to changes in accounting for stock awards. Mr. Wagoner’s previously reported totals were $2,561,113 for 2007 and $3,574,594 for 2006. Mr. Henderson’s previously reported totals were $2,058,378 for 2007 and $1,991,885 for 2006. The values shown in the table reflect the accounting values of outstanding stock awards and do not reflect the actual value to be delivered upon vesting for these awards.

For Messrs. Young, Osborne, Forster, and Cyprus the actual expense allocable to 2008 of their outstanding equity awards was ($552,416) for Mr. Young; ($1,034,753) for Mr. Osborne; ($1,253,994) for Mr. Forster; and ($313,828) for Mr. Cyprus.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

However, as these individuals were not previously included in our Proxy Statements, reported values may not be reported as less than zero; therefore they do not reflect the entire decline in the value of these executives’ outstanding awards.

(4)

Amounts shown in this column reflect the expense recognized for financial reporting purposes for the year ended December 31, 2008, in accordance with FAS 123(R) in respect of outstanding stock options granted under the SIP/LTIP including amounts relating to awards granted in and prior to 2008. We describe the valuation assumptions used in measuring the expense in Note 26, “Stock Incentive Plans”. We describe the grant date fair value of option awards and performance-contingent option awards granted in 2008 to the Named Executive Officers in the 2008 “Grants of Plan Based Awards” table and in Note 26. We recognize the fair value of options over the applicable service period(s) which is generally 3 years unless the recipient is retirement eligible in which case expense recognition is accelerated to the year of retirement eligibility.

In 2008, Mr. Wagoner became retirement eligible under the terms of the SIP/LTIP requiring expense recognition equal to 100% of the grant date fair value of his 2008 option grants and immediate expense recognition of the unamortized expense relating to option awards in 2006 and 2007. None of the other Named Executive Officers were retirement eligible in 2008, thus only the portion of the grant date fair values allocated to 2008 for each of their options granted in 2008, 2007 and 2006 is shown.

(5)	As disclosed in the CD&A, no awards were earned by the Named Executive Officers under the AIP during 2008.

(6)	These amounts represent the actuarial increase in the present value of the executive’s accrued pension benefit for 2008 attributed to additional credited service. Values are based on discount and mortality rate assumptions used in the December 31, 2008 FAS 87 disclosures contained in Notes to the consolidated financial statements. Since we do not credit interest at above-market rates to DCP accounts, these totals do not include any amounts representing earnings on deferred compensation. Mr. Forster does not participate in the ERP; his pension benefits are determined under the terms of his employment agreement and will reflect a percentage of his base salary at his retirement.

(7)	These amounts include dividend equivalents paid quarterly in cash on undelivered RSUs and CRSUs and the cost to us of providing welfare benefits and personal benefits to the Named Executive Officers as described in the supplemental table below. Payment of dividend equivalents was suspended July 14, 2008, consistent with the announced suspension of future dividends on our common stock.

(8)	This Total includes the incremental increase or decrease in the annual value of future pension benefits and the FAS 123(R) values at December 31, 2008 for incentive grants of stock and option awards made over several years which may not yield a future payout if performance criteria are not achieved.

2008 All Other Compensation Table

Totals for amounts reported as All Other Compensation in the preceding Summary Compensation Table are described below:

	G. R. Wagoner, Jr.	F. A. Henderson	R. G. Young	R. S. Osborne	C. P. Forster	N. S. Cyprus
Perquisites & Other Personal Benefits (1)	455,315	163,285	23,127	21,478	15,580	14,013
Tax Reimbursements (2)	8,714	9,263	6,561	7,232	15,354	11,271
Employer Contributions to Savings Plans (3)	73,330	58,334	27,332	42,029	0	33,579
Life Insurance and Death Benefits (4)	158,299	23,736	5,760	8,280	122,192	9,288
Dividend Equivalents	134,855	87,992	29,233	24,269	22,785	7,082
Relocation Payments & Allowances (5)	0	0	0	0	23,572	100,000
Other Benefits (6)	6,190	6,100	990	440	0	36,440

Total All Other Compensation	836,703	348,710	93,003	103,728	199,483	211,673

(1)	See Personal Benefits table below for additional information.

(2)	Includes payments we made on the executives’ behalf for the payment of taxes related to executive program vehicles, relocation and moving expenses, and spousal accompaniment on business travel.

(3)

Includes employer contributions to tax-qualified and non-qualified savings and excess benefit plans. For Messrs. Osborne and Cyprus, amounts also include tax-qualified retirement plan contributions and post-retirement healthcare contributions; the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

non-qualified retirement plan contributions are comprehended in the “2008 Pension Benefits” table. As a non-U.S. employee, Mr. Forster does not participate in these plans.

(4)	Includes Supplemental Life Benefits Program which provides a cash benefit paid upon the death of an active executive at three times annual salary for executives appointed prior to January 1, 1989 and two times annual salary for executives appointed on January 1, 1989 or later. Coverage may be continued in retirement at 3 times annual salary and one times annual base salary, respectively. However, beginning May 1, 2009, current and future retirees eligible for a three times annual salary benefit in retirement will have the benefit reduced to 1.5 times annual salary. No income is imputed to the executive and the benefit is taxable as ordinary income to survivors when paid. The associated incremental cost reflects amounts contained in IRS Table 1 for insurance premiums at comparable coverage limits based on the executive’s age. The amount reflected for Mr. Wagoner represents our cost of providing a split dollar life insurance policy for him. The benefit includes only the stated face amount of the insurance coverage; however, policy assets are used after specified times to support the premium cost of continued coverage, and we receive a refund of the premiums from the proceeds of the policy upon death.

(5)	The amount shown for Mr. Forster also includes a periodic adjustment for currency exchange fluctuation. The amount for Mr. Cyprus includes reimbursement of commuting expenses from his residence in New Jersey.

(6)	Includes cost of premiums for providing personal umbrella liability insurance and Corporate matching contributions to colleges, universities, and community colleges. The Corporate matching contribution program was suspended effective October 1, 2008, as part of additional structural cost reduction measures. Amounts for each of these items did not exceed $10,000 for fiscal year 2008 and are therefore aggregated and reported here. For Mr. Cyprus, amount includes annual cash payments to compensate for foregone pension payments of $36,000 from his previous employer.

Personal Benefits

Amounts shown below for personal benefits include the incremental costs for personal use of company aircraft, executive security services and systems, the executive company vehicle program, financial counseling and executive health evaluations.

	G. R. Wagoner, Jr.	F. A. Henderson	R. G. Young	R. S. Osborne	C. P. Forster	N. S. Cyprus
Aircraft Expense (1)	160,157	37,757	0	0	0	0
Security (2)	270,450	105,015	2,039	0	4,067	0
Company Vehicle (3)	11,513	11,513	11,513	11,513	11,513	11,513
Financial Counseling (4)	12,000	9,000	9,000	9,000	0	2,500
Executive Health Evaluations (5)	1,195	0	575	965	0	0

Total	455,315	163,285	23,127	21,478	15,580	14,013

(1)	As a result of the recommendations by an independent third-party security study, the Board of Directors has encouraged Messrs. Wagoner and Henderson to use corporate aircraft for personal as well as business travel. A spouse could accompany the executive on company business, and imputed income was assessed to the executive with taxes thereon reimbursed by the Corporation if the spouse’s attendance was also required for business purposes. Personal use of the Corporation aircraft is valued using an incremental cost method that takes into account variable cost per flight hour, as well as other direct out of pocket expenses; landing, parking, and hangar storage expenses; crew travel expenses; flight expenses associated with portions of a flight with no passengers; catering expenses; any customs, foreign permit, and similar fees; and security costs to secure the aircraft while on the ground.

On December 31, 2008, the Corporation entered into the UST Loan Agreement which requires we take all reasonable steps to divest of any private passenger aircraft or any interest in such aircraft, and prohibits the leasing of private passenger aircraft. As a result, beginning January 1, 2009, Messrs. Wagoner, Henderson, and Young are now permitted to fly first class for international and domestic flights, and Automotive Leadership Group (ALG) members are permitted to fly business class for international and coach class for domestic flights. For those executives covered by the security study, airline club memberships are also provided

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

at our expense. All other employees are permitted to fly coach class for domestic flights and business class for international flights of eight hours or more in duration. Other employees who maintain airline club memberships must do so at their own expense.

(2)	As part of the comprehensive security study noted above, residential security systems and services are maintained for Messrs. Wagoner and Henderson and chauffeured vehicles are available for business-related functions. Chauffeuring costs associated with daily commuting are deemed personal benefits, and, as such, are imputed as income to the executives and are included in these security expenses. In 2008 they totaled $16,156 for Mr. Wagoner and $19,375 for Mr. Henderson. The associated cost of the residential systems includes the actual costs of installation and monitoring of security systems and allocation of staffing expenses for personal protection.

(3)	Includes the incremental cost to maintain the executive company vehicle program fleet which is allocated to each executive and includes lost sales opportunity and incentive costs, if any; fuel, maintenance, and repair costs; insurance claims, if any; licensing and registration fees; and use taxes. Executives electing to participate in the program are required to purchase or lease at least one GM vehicle every four years and asked to evaluate the vehicles they drive, thus providing feedback about our products. Participants are required to pay a monthly administration fee of $300 and are charged with imputed income based on the value of the vehicle they choose to drive. Participants are reimbursed for taxes on this income, subject to a maximum vehicle value. Beyond this maximum amount, taxes assessed on imputed income are the responsibility of the participant.

(4)	Costs associated with financial counseling and estate planning services with one of several approved providers.

(5)	Cost of medical services we incurred in providing executive health evaluations with one of several approved providers.

2008 GRANTS OF PLAN-BASED AWARDS

As described in the CD&A, we provide several incentive award opportunities to executives, designed to reward both short-term and long-term business performance, and create a close alignment between incentive compensation and stockholders’ interests. The following table provides information on non-equity incentive plan awards, stock performance units, RSUs, CRSUs, and stock options granted in 2008 to each of our Named Executive Officers. Although grant date fair value is shown in the table for these stock and option awards, there can be no assurance that these values will be the values actually realized during the terms of these grants. The amounts expensed for the equity awards during 2008 are shown in the “Stock Awards” and “Option Awards” columns in the “2008 Summary Compensation Table”.

Annual Incentive Plan. Target awards were established for 2008, consistent with past practice, for possible delivery in early 2009 under the 2007 AIP. Any payout at the end of the period is determined based on the achievement of established performance targets as described in CD&A; up to a maximum of $7.5 million for any plan participant. Our overall performance for 2008 did not generate annual incentive funding for the Named Executive Officers and there were no payouts under the plan.

Stock Performance Program. Awards have been made annually to all senior executives. Grants are expressed as units of stock so the value of the grant is impacted by the change in our stock price over the performance period. If our TSR performance compared to the S&P 500 Index is sufficient to generate a payout, individual awards are based on the percentile TSR achieved and the original grant level. Any payouts include dividend equivalents (if a dividend is declared) for the performance period paid on the number of units ultimately earned. No dividends are paid during the performance period. Beginning with grants made in 2005, any final awards are paid in cash.

The 2008-2010 SPP target awards were granted to our approximately 300 senior executives, including Named Executive Officers. Although grants are made annually, any payout is determined based on the TSR performance ranking of our common stock compared to that of other stocks in the S&P 500 Index over a three-year period. The awards will be denominated in units of Common Stock during the performance period but then converted to cash and delivered in one installment if threshold or greater performance is achieved for each performance period. The expense accrued in 2008 for these target shares reported here is reflected in the “Stock Awards” column in the “2008 Summary Compensation Table” and is included in Note 26. The final award value to be delivered at the end of the three-year performance period, if any, will depend on GM’s TSR ranking (based on market price appreciation, plus

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

the compounding effect of reinvested dividends) relative to other companies in the S&P 500 Index in accordance with the plan design discussed in the CD&A.

Restricted Stock Units. The Named Executive Officers received RSU and CRSU grants in March 2008. The ultimate value of these awards will depend on our business performance over the next few years and its effect on our common stock price. The grant date fair value per share of these awards was $23.13. RSUs will vest ratably over three years beginning on the third anniversary date of the grant for Messrs. Wagoner and Henderson and will be paid in the form of stock at the end of the performance period. CRSUs will vest ratably over three years beginning on the first anniversary date of the grant for Messrs. Young, Osborne, Forster, and Cyprus and will be paid in cash at the end of the service period. The size of each Named Executive Officer’s grant considered factors such as the length of the vesting schedule and the variability and risk inherent in the nature of the award, and competitive compensation factors.

Stock Options. Stock options are granted annually to approximately 300 senior executives, and periodically, as needed, to senior executive new hires. The Committee approves an annual option grant each year. The grant date is either the same date as the Committee approves the grant or a specific date after the date the Committee acts. The Committee does not grant equity compensation awards or options in anticipation of the release of material non-public information and does not time the release of such information based on equity award grant dates. The Committee also allows up to four more quarterly grants each year for any new hires, if needed. Quarterly grant dates are the first Monday following the fiscal quarter-end. The Committee may approve additional grant dates for executive new hires, if needed. The Committee has never approved a stock option grant with a grant date prior to that of their approval.

The exercise price for all option grants, as provided by the current LTIP, is the average of the high and low common stock price on the date of the grant. The Committee has never approved an option grant price with a price different from that of the average of the high and low stock price on the date of the grant, consistent with the LTIP provisions. We have a clawback provision for our stock options which generally requires that an executive who exercises an option remain employed by GM for 12 months following the date of exercise (unless employment is terminated by death or retirement) or the gain from the option exercise must be repaid to the Corporation. The required period of employment following exercise is six months for outstanding options granted prior to 2002.

Consistent with the UST Loan Agreement, awards disclosed in the following tables are not currently payable to Named Executive officers.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

2008 GRANTS OF PLAN BASED AWARDS

Name	Award Type(1)	Grant Date	Approval Date(2)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share) (3) ($)	Grant Date Fair Value of Stock and Option Awards (4) ($)	MEMO (5): Fair Value of Stock Awards & Intrinsic Value of Option Awards on Dec. 31, 2008 ($)
				Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
G. R. Wagoner, Jr.	AIP	3/5/2008	3/3/2008	1,760,000	3,520,000	7,500,000
	SPP	3/5/2008	3/3/2008				82,782	165,563	331,126				3,051,326	442,053
	RSU	3/5/2008	3/3/2008							75,000			1,734,750	240,000
	SO	3/5/2008	3/3/2008								500,000	23.13	3,645,000	0
	Perf SO	3/5/2008	3/3/2008								500,000	23.13	3,500,000	0

													11,931,076	682,053

F. A. Henderson	AIP	3/5/2008	3/3/2008	1,215,000	2,430,000	6,318,000
	SPP	3/5/2008	3/3/2008				55,188	110,376	220,752				2,034,230	294,704
	RSU	3/5/2008	3/3/2008							60,000			1,387,800	192,000
	SO	3/5/2008	3/3/2008								250,000	23.13	1,822,500	0
	Perf SO	3/5/2008	3/3/2008								200,000	23.13	1,400,000	0

													6,644,530	486,704

R. G. Young	AIP	3/5/2008	3/3/2008	472,500	945,000	2,457,000
	SPP	3/5/2008	3/3/2008				8,279	16,557	33,114				305,146	44,207
	CRSU	3/5/2008	3/3/2008							30,354			702,088	97,133
	SO	3/5/2008	3/3/2008								87,500	23.13	637,875	0

													1,645,109	141,340

R. S. Osborne	AIP	3/5/2008	3/3/2008	382,500	765,000	1,989,000
	SPP	3/5/2008	3/3/2008				5,519	11,038	22,076				203,430	29,471
	CRSU	3/5/2008	3/3/2008							22,076			510,618	70,643
	SO	3/5/2008	3/3/2008								60,000	23.13	437,400	0

													1,151,448	100,114

C. P. Forster	AIP	3/5/2008	3/3/2008	509,500	1,019,000	2,649,400
	SPP	3/5/2008	3/3/2008				6,899	13,797	27,594				254,279	36,838
	CRSU	3/5/2008	3/3/2008							26,233			606,769	83,946
	SO	3/5/2008	3/3/2008								63,750	23.13	464,738	0

													1,325,786	120,784

N. S. Cyprus	AIP	3/5/2008	3/3/2008	203,000	406,000	1,055,600
	SPP	3/5/2008	3/3/2008				2,760	5,519	11,038				101,715	14,736
	CRSU	3/5/2008	3/3/2008							12,878			297,868	41,210
	SO	3/5/2008	3/3/2008								20,500	23.13	149,445	0

													549,028	55,946

(1) Award Type:	AIP = Annual Incentive Plan Award
SPP = Stock Performance Plan Award
RSU = Restricted Stock Units
CRSU = Cash-Based Restricted Stock Units
SO = Stock Option Grant
Perf SO = Performance-based Stock Option Grant

(2)	On March 3, 2008 the ECC took action to approve stock option and equity award grants to be made on March 5, 2008 in accordance with the cadence and practice described above.

(3)	The exercise price of stock options is the average of the high and low stock price on the grant date ($23.13). The closing price of Common Stock on the grant date was $22.97.

(4)	The grant date fair value for the SPP was $18.43. Grant date fair value for RSUs and CRSUs was $23.13. Grant date fair value for stock options was $7.29 and for performance-based stock options, $7.00.

(5)	The number of target shares for the 2008-2010 SPP is also shown here at a fair value of $2.67, which is the fair value of these performance shares as of December 31, 2008 as described in Note 26, “Stock Incentive Awards”. If the minimum or threshold performance level is met or exceeded, the percentage of the SPP target award that will eventually be paid to participants will depend on the Corporation’s TSR ranking relative to other companies in the S&P 500 Index over the three-year period as described in the CD&A and any earned units will be delivered at the then-current stock price. If the minimum performance level is not met, no awards will be paid. RSU and CRSU awards are also shown here at fair value on December 31,2008 ($3.20). Options granted in 2008 (which have not yet vested and are underwater) are shown at their intrinsic value at this date of -0- as the option price ($23.13) is greater than the December 31, 2008 stock price of $3.20.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2008

	Option Awards(1)						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Un- exercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Grant Date	Number of Shares or Units of Stock That Have Not Vested(2)	Market Value of Shares or Units of Stock That Have Not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested(3)
		(#)	(#)	(#)	($)			(#)	($)	(#)	($)
G. R. Wagoner, Jr.	3/05/2008		500,000		23.13	3/05/2013
	3/05/2008		500,000		23.13	3/06/2018	3/05/2008	75,000	240,000	62,085	198,672
	3/20/2007	166,668	333,332		29.11	3/21/2017	3/20/2007	76,000	243,200	50,557	161,782
	2/23/2006	266,668	133,332		20.90	2/24/2016
	1/24/2005	400,000			36.37	1/25/2015
	1/23/2004	400,000			53.92	1/24/2014
	1/21/2003	500,000			40.05	1/22/2013
	2/04/2002	100,000			50.82	2/05/2012
	1/07/2002	500,000			50.46	1/08/2012
	1/08/2001	400,000			52.35	1/09/2011
	6/01/2000	50,000			70.10	6/02/2010
	1/10/2000	200,000			75.50	1/11/2010
	1/11/1999	210,350			71.53	1/12/2009
							1992-1995	21,710	69,472

F. A. Henderson	3/05/2008		200,000		23.13	3/05/2013
	3/05/2008		250,000		23.13	3/06/2018	3/05/2008	60,000	192,000	41,391	132,451
	3/20/2007	83,334	166,666		29.11	3/21/2017	3/20/2007	48,000	153,600	25,279	80,893
	2/23/2006	106,668	53,332		20.90	2/24/2016
							6/06/2005	83,334	266,669
	1/24/2005	50,000			36.37	1/25/2015
	1/23/2004	50,000			53.92	1/24/2014
	1/21/2003	55,000			40.05	1/22/2013
	2/04/2002	35,000			50.82	2/05/2012
	1/07/2002	55,000			50.46	1/08.2012
	1/08/2001	45,000			52.35	1/09/2011
							6/06/2000	8,650	27,680
	1/10/2000	30,000			75.50	1/11/2010
	1/11/1999	20,434			71.53	1/12/2009

R. G. Young	3/05/2008		87,500		23.13	3/06/2018	3/05/2008	30,354	97,133	6,209	19,869
	3/20/2007	5,000	10,000		29.11	3/21/2017	3/20/2007	7,302	23,366	4,424	14,157
	2/23/2006	6,668	3,332		20.90	2/24/2016	2/23/2006	3,166	10,131
							6/06/2005	29,412	94,118
	1/24/2005	12,800			36.37	1/25/2015
	1/23/2004	12,800			53.92	1/24/2014
	1/21/2003	16,000			40.05	1/22/2013
	2/04/2002	7,000			50.82	2/05/2012
	1/07/2002	14,000			50.46	1/08/2012
	1/08/2001	7,500			52.35	1/09/2011
	1/10/2000	6,000			75.50	1/11/2010
	1/11/1999	5,649			71.53	1/12/2009

R. S. Osborne	3/05/2008		60,000		23.13	3/06/2018	3/05/2008	22,076	70,643	4,139	13,245
	3/20/2007	13,334	26,666		29.11	3/21/2017	3/20/2007	16,666	53,331	6,952	22,246
	9/01/2006	80,000	40,000		29.73	9/02/2016	9/01/2006	8,333	26,666

C. P. Forster	3/05/2008		63,750		23.13	3/06/2018	3/05/2008	26,233	83,946	5,174	16,557
	3/20/2007	13,334	26,666		29.11	3/21/2017	3/20/2007	26,666	85,331	9,480	30,336
	2/23/2006	20,000	10,000		20.90	2/24/2016
	1/24/2005	28,000			36.37	1/25/2015
	1/23/2004	28,000			53.92	1/24/2014
	1/21/2003	35,000			40.05	1/22/2013
	2/04/2002	17,500			50.82	2/05/2012
	1/07/2002	35,000			50.46	1/08/2012
	4/02/2001	35,000			52.29	4/03/2011

N. S. Cyprus	3/05/2008		20,500		23.13	3/06/2018	3/05/2008	12,878	41,210	2,069	6,621
	3/20/2007	4,334	8,666		29.11	3/21/2017	3/20/2007	6,179	19,773	3,476	11,123

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2008

(1) The stock options above were granted to the Named Executive Officers in a combination of non-qualified and Incentive Stock Options (ISOs), up to the IRC maximum limit on ISOs, on the grant dates shown above. Options become exercisable in three equal annual installments commencing on the first anniversary of the date of grant. The ISOs expire ten years from the date of grant, and the non-qualified options expire two days later.

In 2008, Mr. Wagoner was granted 500,000 performance contingent stock options and Mr. Henderson was granted 200,000 performance contingent options, which contain a minimum one-year service vesting (March 5, 2008 – March 5, 2009) followed by a four year performance period (March 5, 2009-March 5, 2013). The stock options contain a single performance trigger which will vest all options if the price of our common stock is equal to or greater than $40 during any consecutive 10 day period during any 30 day trading period commencing after March 5, 2009. Once the performance requirement is met, the options become exercisable at any time through the seventh anniversary of the option grant (March 5, 2015). After exercise, net shares must be held for two years while an active employee. If the performance trigger is not met by the fifth anniversary of the stock option grant (March 5, 2013), the stock options will expire.

(2) Dividend equivalents were paid quarterly until suspended on July 14, 2008, on these restricted stock units (both stock-settled and cash-settled) and are disclosed as All Other Compensation in the Summary Compensation Table. For Messrs. Wagoner and Henderson amounts for 2008 reflect RSU grants vesting ratably beginning on the third anniversary of the date of the grant and will be delivered in the form of shares of our common stock on the following schedule: one-third of the grant will vest and be delivered on each of the following dates: March 5, 2011, March 5, 2012 and March 5, 2013. 2008 awards also include CRSU grants vesting over three years for Messrs. Young, Osborne, Forster, and Cyprus. Amounts for 2007 reflect RSU grants vesting over five years for Messrs. Wagoner and Henderson, and CRSU grants vesting over three years for Messrs. Young, Osborne, Forster, and Cyprus. Mr. Wagoner’s awards also include 21,710 shares for outstanding fourth installments of Performance Achievement Plan (PAP) awards for the performance periods 1995-1997, 1994-1996, 1993-1995, and 1992-1994 that will be settled at retirement.

125,000 RSUs previously reported for Mr. Wagoner have been removed from this table as it has been determined that they vested at grant on January 21, 2003. These undelivered shares will be payable upon mutual separation or retirement. Until suspended on July 15, 2008, dividend equivalents were paid quarterly on these vested, but undelivered, shares.

Additional information regarding awards and vesting schedules are included in the table below.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NUMBER AND VALUE OF OUTSTANDING UNVESTED SHARES ON DECEMBER 31, 2008

	Performance Period End or Grant Date	Delivery Schedule of Unvested Shares or Units							12/31/2008 Market Value at $3.20 ($)
Name		2009	2010	2011	2012	2013	2015	Retirement
G. R. Wagoner, Jr.	3/05/2008			25,000	25,000	25,000			$240,000
	3/20/2007	19,000	19,000	19,000	19,000				243,200
	12/31/1997							2,733	8,746
	12/31/1996							6,401	20,483
	12/31/1995							6,305	20,176
	12/31/1994							6,271	20,067

	Market Value	$60,800	$60,800	$140,800	$140,800	$80,000		$69,472	$552,672

F. A. Henderson	3/05/2008			20,000	20,000	20,000			$192,000
	3/20/2007	12,000	12,000	12,000	12,000				153,600
	6/06/2005		41,667				41,667		266,669
	6/06/2000		8,650						27,680

	Market Value	$38,400	$199,415	$102,400	$102,400	$64,000	$133,334		$639,949

R. G. Young	3/05/2008	10,118	10,118	10,118					$97,133
	3/20/2007	3,651	3,651						23,366
	2/23/2006	3,166							10,131
	6/06/2005		14,706				14,706		94,118

	Market Value	$54,192	$91,120	$32,377			$47,059		$224,748

R. S. Osborne	3/05/2008	7,359	7,359	7,358					$70,643
	3/20/2007	8,333	8,333						53,331
	9/01/2006	8,333							26,666

	Market Value	$76,880	$50,214	$23,546					$150,640

C. P. Forster	3/05/2008	8,745	8,744	8,744					$83,946
	3/20/2007	13,333	13,333						85,331

	Market Value	$70,650	$70,646	$27,981					$169,277

N. S. Cyprus	3/05/2008	4,293	4,293	4,292					$41,210
	3/20/2007	3,090	3,089						19,773

	Market Value	$23,626	$23,623	$13,734					$60,983

(3) Amounts reflect unvested long term incentive awards granted to Named Executive Officers. Award opportunities cover the 2008-2010 and 2007-2009 performance periods and were granted under the General Motors 2002 and 2007 Long-Term Incentive Plan as described in the CD&A. Each unit in the table refers to a share of our common stock and, if earned, will be payable in cash. The awards are valued based on the closing price of our common stock on December 31, 2008 ($3.20).

Beginning with the 2007-2009 plan, each SPP grant may be earned in four discrete installments based on the TSR ranking results of three one-year periods and one three-year period. Each installment, if earned, is credited as share equivalents and, at the end of the three-year performance period, the value of the number of share equivalents credited (plus dividend equivalents) will be paid in cash based on the stock price at the end of the performance period.

The first discrete installment for 2007 was calculated at threshold performance based on the December 2007 TSR versus the S&P 500 Index and credited in share equivalents for payment at the end of the three-year performance period along with any amounts computed for 2009 and the overall 2007-2009 period. Based on plan performance, no amount was credited for the 2008 period. Thus, the shares shown for the 2007-2009 plan reflect three of four installments at the threshold (50%) level.

For the 2008-2010 plan, no amount was credited for the 2008 period, and the shares shown also reflect three of four remaining installments at the threshold (50%) level.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

2008 Option Exercises and Stock Vested

	Option Awards		Stock Awards
[a]	[b]	[c]	[d]	[e]
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
G. R. Wagoner, Jr.	0	0	19,000	363,850
F. A. Henderson	0	0	12,000	229,800
R. G. Young	0	0	6,819	145,089
R. S. Osborne	0	0	16,667	247,759
C. P. Forster	0	0	13,334	255,346
N. S. Cyprus	0	0	3,090	59,174

The Named Executive Officers earned no payouts under the LTIP for the 2006-2008 performance period and exercised no stock options. In addition, Messrs. Wagoner, Henderson, and Young, as a group held options to acquire 142,677 shares of Common Stock which expired in 2008. These options were granted on January 12, 1998 at a share price of $46.59, representing an aggregate grant value of $6,647,321. The options were not exercised during 2008 because the exercise price exceeded the market price of the common stock during 2008. As a result, the Named Executive Officers did not realize any value from the expired options.

Shares acquired reflect RSUs vesting on March 20, 2008 at a stock price of $19.15 for Messrs. Wagoner and Henderson, and CRSUs vesting on March 20, 2008 at a stock price of $19.15 for Messrs. Young, Osborne, Forster, and Cyprus. The awards were made on March 20, 2007 at a grant date fair value of $29.11, and vest ratably over five years for Messrs. Wagoner and Henderson, and over three years for Messrs. Young, Osborne, Forster, and Cyprus.

In addition, the value realized includes 3,167 CRSUs vesting on February 25, 2008 at a stock price of $23.73 for Mr. Young which were granted at $20.90 on February 23, 2006, and 8,333 CRSUs vesting on September 2, 2008 at a stock price of $10.58 for Mr. Osborne which were granted at $29.73 on September 1, 2006.

Retirement Programs Applicable To Executive Officers

As announced in 2006, benefit accruals under our U.S. pension plans in place at that time were frozen effective December 31, 2006, and new pension plan formulas for U.S. and Canadian executive and salaried employees became effective for service on and after January 1, 2007. The implementation of these changes will have a significant impact on expected retirement benefit levels for executives, resulting in reductions generally ranging from 18% to greater than 50%, depending on the age of the executive at the time the new plan was implemented.

Benefits for our U.S. executives may be from both a tax-qualified plan that is subject to the requirements of ERISA and from a non-qualified plan that provides supplemental benefits. Tax-qualified benefits are pre-funded and paid out of the trust assets of the Salaried Retirement Program (SRP) for executives with a length of service date prior to January 1, 2001. For executives with a length of service date between January 1, 2001 and December 31, 2006, tax-qualified benefits are pre-funded and paid out of the trust assets of the SRP for service prior to January 1, 2007 and are paid out of the Savings-Stock Purchase Program (S-SPP) for service after December 31, 2006. For executives with a length of service date on or after January 1, 2007, all tax-qualified benefits are paid out of the S-SPP. Non-qualified benefits are not pre-funded and are paid out of our general assets.

U.S. executive employees must be at least age 55 with a minimum of ten years of eligible service to be vested in the U.S. non-qualified ERP, and must have been an executive employee on the active payroll as of December 31, 2006 to be eligible for any frozen accrued non-qualified ERP benefit.

The Board of Directors has delegated to the Executive Compensation Committee discretionary authority to grant additional eligible years of credited service to selected key executives under such terms and conditions as the Executive Compensation Committee determines for purposes of computing the frozen accrued non-qualified benefits for such executives.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Effective for service rendered on and after January 1, 2007, non-qualified retirement benefits for executive employees are determined under one of two methods, depending on an executive’s length of service date. With the exception of executives grandfathered under the American Jobs Creation Act of 2004, executives retiring on and after January 1, 2007, will have all vested non-qualified retirement benefits (benefits accrued both before and after January 1, 2007) paid as a five-year annuity. Should the executive die within the five-year period, any remaining five-year annuity payments will be converted to a present value lump sum for payment to the executive’s surviving spouse or, in the event there is no surviving spouse, the executive’s estate. Should an executive die prior to retirement, any vested non-qualified benefits will be converted to a present value lump sum for payment to the executive’s surviving spouse or, in the event there is no surviving spouse, the executive’s estate. The interest rate used in determining the non-qualified five-year annuity retirement benefits referenced above is the average of the 30-year U.S. Treasury Securities rate for the month of July and is re-determined annually. This annual interest rate is then effective for retirements commencing October 1 through September 30 of the succeeding year.

For executives with a length of service date prior to January 1, 2001, retirement benefits are calculated using a 1.25% Career Average Pay formula. Tax-qualified benefits will accrue for such executives with respect to the total of actual base salary plus eligible AIP final awards received while employed as an executive for service on and after January 1, 2007 equal to 1.25% of base salary plus eligible AIP final awards received up to the IRC 401(a)(17) compensation limit. Non-qualified benefits will accrue for such executives with respect to the total of actual base salary plus eligible AIP final awards received in excess of the IRC 401(a)(17) compensation limit. Eligible AIP final awards are defined as those paid with respect to annual incentive compensation performance periods commencing on and after January 1, 2007. Pro-rata annual incentive awards attributable to the year of retirement are not used in the calculation of any non-qualified benefits.

For executives with a length of service date on or after January 1, 2001, retirement benefits are accumulated using a 4% defined contribution formula. Tax-qualified benefits are accrued for such executives with respect to the total of actual base salary and eligible AIP final awards received while employed as an executive for service on and after January 1, 2007, consisting of company contributions equal to 4% of base salary and eligible AIP final awards received up to the IRC 401(a)(17) compensation limit. Non-qualified benefits are accrued for executive service on or after January 1, 2007 consisting of notional contributions equal to 4% of base salary and eligible AIP final awards received in excess of the IRC 401(a)(17) compensation limit. Eligible AIP final awards are defined as those paid with respect to annual incentive compensation performance periods commencing on and after January 1, 2007. Pro-rata annual incentive awards attributable to the year of retirement are not used in the calculation of any non-qualified benefits. The notional contributions are credited into an unfunded individual defined contribution account for each executive. These individual accounts are credited with earnings based on investment options selected by the executive from a list approved by the Executive Compensation Committee.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

2008 Pension Benefits

(A)	(B)	(C)	(D)	(E)	(F)
Name	Plan Name	No. of Years of Eligible Service as of December 31, 2008(1) (#)	Present Value of Accumulated Benefit(2) ($)	Annual or Five Year Annuity Payable on December 31, 2008 Under GM Pension Plans ($)	Present Value of December 31, 2008 Plan Benefits ($)
G. R. Wagoner, Jr. (3)	SRP	31.42	918,300	68,900	943,900
	ERP	31.42	21,167,600	4,523,400	19,242,700

			22,085,900		20,186,600

F. A. Henderson (4)	SRP	24.50	470,500	79,900	430,500
	ERP	24.50	3,619,200	0	0

			4,089,700		430,500

R. G. Young (4)	SRP	22.42	346,700	71,300	328,400
	ERP	22.42	789,600	0	0

			1,136,300		328,400

R. S. Osborne (5)	SRP	2.30	11,500	0	0
	ERP	2.30	105,400	0	0

			116,900		0

C. P. Forster (6)	SRP	0.00	0	0	0
	ERP	0.00	0	0	0
	Other	7.80	3,204,100	377,300	3,204,100

			3,204,100		3,204,100

N. S. Cyprus (7)	SRP	2.10	2,900	0	0
	ERP	2.10	54,200	0	0

			57,100		0

(1)	Eligible service recognizes credited service under the frozen qualified SRP, in addition to service under the new plan formulas. The 35-year cap on ERP service used in calculating the frozen accrued ERP benefits still applies.

(2)	The present value of the SRP benefit amounts shown takes into consideration the ability of the executive to elect a joint and survivor annuity form of payment. For SRP and ERP benefits, the present value represents the value of the benefit commencing at age 60 (or immediately if over age 60). Benefits and present values reflect the provisions of the SRP and ERP as of December 31, 2008. Present values shown here are based on the mortality and discount rate assumptions used in the December 31, 2008 FAS 87 disclosures contained in footnotes to the consolidated financial statements.

(3)	As of December 31, 2008, Mr. Wagoner is eligible to retire under both the qualified and non-qualified GM retirement plans. The amounts shown in Column D represents the present value of benefits accrued through December 31, 2008 payable at age 60 as a lifetime annuity form of payment for the SRP with reduction from age 62 and payable as a five year annuity form of payment for the ERP. The amounts shown in Column E are payable immediately as a lifetime annuity for the SRP and as a five year annuity for the ERP. The amounts in Column F are the present values of the benefits shown in Column E.

(4)

As of December 31, 2008, Messrs. Henderson and Young are not eligible to retire under any qualified or non-qualified retirement plan. Amounts shown in Column D for Messrs. Henderson and Young represent the present value of benefits accrued through December 31, 2008 payable at age 60 as a lifetime annuity form of payment for the SRP with reduction from age 62, and payable as a five year annuity form of payment for the ERP. Upon termination of employment prior to retirement eligibility,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Messrs. Henderson and Young are only eligible for a deferred vested benefit from the SRP, reduced for age if received prior to age 65. The amount shown in Column E represents the annual deferred vested SRP benefit that would be payable commencing age 65. The present value benefit shown in Column F represents the amount that would be payable per SRP plan rules if taken at year-end 2008 as a lump sum. They would not have been eligible for ERP benefits if service terminated on December 31, 2008.

(5)	Beginning January 1, 2007, benefits for Mr. Osborne are accumulated using the 4% defined contribution formula and are included in the “2008 All Other Compensation Table”. The SRP amount shown in Column D only reflects his frozen Account Balance Plan, as valued and payable at age 61 and ten months, as a lifetime annuity. In addition, beginning January 1, 2007, benefits under the ERP for Mr. Osborne are accumulated using the 4% defined contribution formula on the total of actual base and eligible AIP final awards received in excess of the IRS 401(a)(17) compensation limit. The ERP amount in Column D for Mr. Osborne includes his accumulated benefit under the 4% ERP defined contribution formula plus the frozen ERP benefit payable, as valued and payable at age 61 and ten months, as a five-year annuity form of payment. Mr. Osborne would not have been vested and, therefore, would be ineligible for SRP and ERP benefits if his service had terminated on December 31, 2008.

(6)	Mr. Forster does not participate in either the SRP or the ERP; his pension benefits are determined under the terms of his employment agreement described in the “Potential Payments Upon Termination or Change in Control” section that follows and will reflect a percentage of his base salary at the time of his retirement. If Mr. Forster retires prior to attaining age 60, this benefit will be offset by an amount payable from his previous employer.

(7)	Beginning January 1, 2007, benefits for Mr. Cyprus are accumulated using the 4% defined contribution formula and are included in the “2008 All Other Compensation Table”. The SRP amount shown in Column D only reflects his frozen Account Balance Plan, as valued and payable at age 63 and seven months, as a lifetime annuity. In addition, beginning January 1, 2007, benefits under the ERP for Mr. Cyprus are accumulated using the 4% defined contribution formula on the total of actual base and eligible AIP final awards received in excess of the IRS 401(a)(17) compensation limit. The ERP amount in Column D for Mr. Cyprus includes his accumulated benefit under the 4% ERP defined contribution formula plus the frozen ERP benefit payable, as valued and payable at age 63 and seven months, as a five-year annuity form of payment. Mr. Cyprus would not have been vested and, therefore, would be ineligible for SRP and ERP benefits if his service had terminated on December 31, 2008.

2008 Non Qualified Deferred Compensation Plans

We maintain two deferred compensation programs for executives, including the Named Executive Officers. The BEP is a non-qualified savings plan designed to allow for the equalization of benefits for highly compensated salaried employees under the SRP and the S-SPP when such employees’ contribution and benefit levels exceed the maximum limitations on contributions and benefits imposed by Section 2004 of the Employee Retirement Income Security Act of 1974, as amended, (ERISA) and Section 401(a)(17) and 415 of the IRC. The plan is maintained as an unfunded plan and we bear all expenses for administration of the plan and payment of amounts to participants. Our contributions to employee accounts are invested in one or more of seven investment options, including common stock. Dividend equivalents are credited on share balances for investments in the common stock option. These dividend equivalent credits were suspended on all qualified and non-qualified savings plans and accounts on July 14, 2008.

Also, on September 29, 2008, we temporarily suspended all trading into the GM Common Stock Fund, including participant-directed contributions and exchanges. This included employee contributions via Payroll, employer matching contributions (now suspended), exchanges into the fund from other S-SPP and PSP options and loan repayments, and ERP Article III (BEP) matching contributions (also, suspended) and exchanges.

The DCP permits senior level executives eligible to defer a portion of their base salary, AIP, SPP, and RSU earnings into the plan. Available investment options include eight investment options, including common stock. No deferrals into the plan have been allowed since December 31, 2005. Dividend equivalents were credited and paid on common stock units until suspended on July 14, 2008. The plan does not provide for interest or earnings to be paid at above-market rates.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Name	Plan	Aggregate Balance at 2007 Fiscal Year End	Registrant Contributions in the Last Fiscal Year(2)	Aggregate Earnings in the Last Fiscal Year	Aggregate Withdrawals and Distributions	Aggregate Balance at 2008 Fiscal Year End(3)
		($)	($)	($)	($)	($)
G. R. Wagoner, Jr.	DCP	377,527	0	21,028	0	398,555
	BEP	388,379	64,894	(317,201)	0	136,072

		765,906				534,627

F. A. Henderson	DCP	1,485,665	0	(1,010,717)	0	474,948
	BEP	103,280	47,587	(77,530)	0	73,337

		1,588,945				548,285

R. G. Young	DCP	60,469	0	(22,339)	0	38,130
	BEP	52,708	23,996	(42,485)	0	34,219

		113,177				72,349

C. P. Forster (1)	DCP	0	0	0	0	0
	BEP	0	0	0	0	0

R. S. Osborne	DCP	0	0	0	0	0
	BEP	20,603	36,204	(12,311)	0	44,496

		20,603				44,496

N. S. Cyprus	DCP	0	0	0	0	0
	BEP	2,885	12,881	321	0	16,087

		2,885				16,087

The table above reflects year-end balances and executive contributions, company contributions, earnings and any withdrawals during the year for the DCP and BEP for the Named Executive Officers, and vested, but unpaid, RSUs and dividend equivalent earnings thereon. RSU and performance share units were earned and reported as required in the Summary Compensation Table in prior years as described in the table below.

(1)	Mr. Forster does not participate in the U.S. benefit or savings plans, nor in any comparable non-U.S. plans.

(2)	Contributions reported here include amounts for post-retirement health care for Messrs. Osborne and Cyprus and are included in “All Other Compensation” in the Summary Compensation Table. The non-qualified retirement plan contributions are comprehended in the “2008 Pension Benefits” table.

(3)	Year-end account values include restricted stock units based on our common stock closing price on December 31, 2008 ($3.20). Of the totals here, the following amounts have been reported in the Summary Compensation Table for fiscal year ended 2008 and in prior years:

Name	Reported in 2008 ($)	Reported in Prior Years($)	Total Reported ($)
G. R. Wagoner, Jr.	64,894	469,733	534,627
F. A. Henderson	47,587	26,499	74,086
R. G. Young	23,996	0	23,996
R. S. Osborne	36,204	0	36,204
N. S. Cyprus	12,881	0	12,881

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

We maintain compensation and benefit plans that will provide payment of compensation to Named Executive Officers in the event of termination of employment due to retirement, death, mutually-agreed-upon separation, or a change in control of the Corporation. These provisions are generally applicable to all plan participants and are not reserved only for Named Executive Officers. The amount of compensation payable to each Named Executive Officer in these situations is described in the tables that follow.

We do not provide a change in control severance plan for executives, and we utilize employment or severance agreements on an infrequent basis. Employment agreements with Named Executive Officers are described below.

Retirement and Pension Benefits. As described in the “2008 Pension Benefits” discussion, retirement benefits were frozen on December 31, 2006, and eligibility to receive benefits under the non-qualified executive plan is now based on the vesting requirements established under the new plan (age 55 with a minimum of ten years of service) for terminations on and after January 1, 2007. In addition, the SRP provides for the payment of a deferred vested benefit to all salaried employees who terminate employment prior to retirement eligibility based on their compensation and years of service at the time of separation. Normal retirement is defined under the plan as age 65. No other individualized arrangements exist with Named Executive Officers except those disclosed in the “Employment Agreements” section. Pension benefits for Named Executive Officers are described in the “2008 Pension Benefits” table and notes; additional non-qualified benefits may be provided only at the sole discretion of the Executive Compensation Committee, and subject to the terms of the UST Loan Agreement.

As of December 31, 2008, Messrs. Henderson, Young, Osborne, Forster, and Cyprus are not eligible to retire under any qualified or non-qualified retirement plan. Upon termination of employment, Messrs. Henderson and Young could receive a deferred vested benefit from the qualified SRP, reduced for age if received prior to age 65. This benefit is available to any participant in the plan. Their non-qualified benefits would be forfeited. Messrs. Osborne and Cyprus do not have a vested benefit, so their benefits would be forfeited. Mr. Forster does not participate in the ERP; his pension benefits are determined under the terms of his employment agreement described at the end of this section and will reflect a percentage of his base salary at his retirement.

As of December 31, 2008, Mr. Wagoner is eligible to retire pursuant to the provisions of both the qualified SRP and the non-qualified ERP.

Benefits Payable at Death. Upon death of an active employee, we provide one month salary to certain dependents including surviving spouses, members of employee’s family, or other individuals who are to be responsible for payment of funeral expenses. This benefit is provided generally for all salaried employees. In addition, we provide survivors a monthly pension benefit at a rate of 65% of the monthly retirement benefit payable to the employee where the survivor option has been elected. Supplemental Life Benefits are provided for all executives and an individual split-dollar life insurance policy is maintained for Mr. Wagoner. Benefits payable thereunder at December 31, 2008, for Mr. Wagoner were $11 million.

Insurances and death benefits for Mr. Forster are provided pursuant to the terms of his employment agreement and are discussed in the following section with his employment agreement.

Incentive Plans. Annual incentive awards will be paid pursuant to plan provisions on a pro-rata basis based on actual performance and time worked during the performance period for executives retiring under retirement plan provisions and mutually satisfactory separations.

Outstanding SPP performance awards are paid pursuant to plan provisions as follows: terminations resulting from mutually satisfactory separation will be pro-rated for time worked and paid out at the end of the performance period. Terminations resulting from death will be pro-rated for time worked, will vest immediately, and will be paid out at the forecasted performance as soon as practicable. Outstanding SPP awards for the Named Executive Officers are shown in “Outstanding Equity Awards at Fiscal Year-End 2008” table.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Mr. Wagoner’s outstanding fourth installment of Performance Achievement Plan awards for the performance periods 1995-1997, 1994-1996, 1993-1995, and 1992-1994 (21,710 shares) will vest and be delivered at retirement, mutually satisfactory separation, or death.

Outstanding stock option awards and RSUs for the Named Executive Officers are shown in the “Outstanding Equity Awards at Fiscal Year-End 2008” table. Vested stock options remain exercisable for the full remaining term under retirement plan provisions. Outstanding options vest immediately upon death and remain exercisable for three years from the date of death or the original term, whichever comes first. Vested options remain exercisable for the shorter of three years or the full remaining term for mutually satisfactory terminations. Vesting and payout provisions for RSUs are described in footnote (5) in the following table. Options and RSUs are forfeited for all other types of separations.

Vacation Pay. Salaried employees may receive pay in lieu of unused vacation in the calendar year of termination of employment. Totals assume all vacation entitlement has been used as of December 31, 2008.

Health Care Coverage Continuation. Under provisions of the General Motors Salaried Health Care Program covering all U.S. salaried employees, Messrs. Henderson, Young, Osborne, and Cyprus could continue health care coverage as provided under applicable federal laws (i.e., COBRA). Based on his ability to retire, Mr. Wagoner would be eligible to receive financial contributions toward health care coverage in retirement until age 65.

Estimated Separation Payments Upon Termination

	Mutually Satisfactory Termination						For Cause Termination
	Severance Pay(1)	Stock Options(2)	AIP(3)	SPP Shares(4)	RSU/CRSU (5)	Total	AIP(3)	SPP Shares(4)	RSU/ CRSU(5)	Total
G. R. Wagoner, Jr.	—	—	—	$123,402	$243,200	$366,602	—	—	—	—
F. A. Henderson	—	—	—	$26,966	$317,130	$344,096	—	—	—	—
R. G. Young	—	—	—	$4,720	$68,431	$73,151	—	—	—	—
R. S. Osborne	—	—	—	$7,418	$45,421	$52,839	—	—	—	—
C. P. Forster	—	—	—	$10,115	$64,301	$74,416	—	—	—	—
N. S. Cyprus	—	—	—	$3,709	$8,240	$11,949	—	—	—	—

(1)	We are currently prohibited by the Loan Agreement from paying any severance amounts to Named Executive Officers.

(2)	Stock Options — In the case of mutually satisfactory terminations, all vested stock options are retained and remain exercisable for the lesser of three years or the full remaining term, subject to non-compete and other plan provisions. All unvested options are forfeited. In the case of for cause terminations, both vested and unvested options are terminated. On December 31, 2008, all outstanding options were below their exercise price and, thus, there is no value reported here.

(3)	AIP awards paid at the end of the performance period on a pro-rata basis for time worked within the performance period prior to December 31, 2008. Awards are forfeited as a voluntary resignation and in for cause terminations. No value is reported here as no AIP was paid for 2008.

(4)	Includes the 2007 installment earned at threshold level for the 2007-2009 SPP awards payable at the end of the performance period (December 31, 2009) for all Named Executive Officers, and 21,710 outstanding PAP shares to be settled at retirement for Mr. Wagoner. On December 31, 2008, all remaining installments of the 2007-2009 SPP and the entire 2008-2010 SPP award were forecasted at below threshold performance. Awards are forfeited as a voluntary resignation and in for cause terminations.

(5)	Unvested RSUs and CRSUs are shown at December 31, 2008 values and remain subject to restrictions in the UST Loan Agreement. However, RSUs for Messrs. Wagoner (76,000) and Henderson (48,000) will continue to vest and be paid according to the original five-year schedule. For Messrs. Henderson (91,984) and Young (29,412) will vest and be paid as soon as practicable, consistent with the provisions of IRC 409A regulations, on a pro-rata basis. Unvested CRSUs, which were in recognition of forgone bonus in 2006 for Mr. Osborne (7,666) and for Mr. Forster (15,400), will continue to vest and be paid according to original three-year schedule. Unvested CRSUs for Messrs. Young (10,468), Osborne (17,333), Forster (11,266), and Cyprus (6,179) will vest and be paid according to the original three-year schedule on a pro-rata basis.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

The table below describes the potential payments upon a change in control assuming the triggering event and separation occurred on December 31, 2008. It should also be noted that these amounts do not include stock options that have already vested and are reported in the “Outstanding Equity Awards at Fiscal Year-End 2008” table, qualified pension plan benefits and ERPs disclosed in the “2008 Pension Benefits” table, or deferred compensation reported in the “2008 Non-Qualified Deferred Compensation” table.

GM executive incentive plans provide for vesting upon certain change in control events. In particular, pursuant to the AIP and the LTIP, upon a change in control, AIP awards and outstanding 2008-2010 SPP awards would vest and be paid on a pro-rata basis at the greater of threshold or actual performance. Outstanding 2007-2009 SPP awards would vest and be paid on a pro-rata basis at the greater of target or actual performance. Pursuant to the SIP, upon a change in control, outstanding stock options would vest and become immediately exercisable and RSUs would vest and be paid on a pro rata basis. Like our other senior executives, the Named Executive Officers are eligible to participate in these plans.

Effective January 1, 2007, these incentive plans were amended to require both a change in control and a termination of employment or a voluntary quit under the definition of “Good Reason” within three years following the event (double-trigger) to trigger the accelerated payments discussed above. The plans were modified because we believe that the real risk in a change in control situation is the loss of employment, not simply the change in control itself. We believe that the plan modifications are more consistent with best market practices and represent a more balanced approach to change in control protections and those benefit amounts are quantified in the table below.

Executive Benefits and Payments Upon Change in Control

	G. R. Wagoner, Jr.	F. A. Henderson	R. G. Young	R. S. Osborne	C. P. Forster	N. S. Cyprus
Annual Incentive Plan (1)	$1,760,000	$1,215,000	$472,500	—	$509,500	$203,000

Long-Term Incentives (2)
2006-2008 SPP	—	—	—	—	—	—
2007-2009 SPP	287,610	143,808	25,168	39,549	53,930	19,776
2008-2010 SPP	88,301	58,867	8,832	5,888	7,360	2,944
1992-1997 Undelivered SPP	69,472
Stock Options
Unvested and Accelerated (3)	—	—	—	—	—	—
RSUs and CRSUs
Unvested and Accelerated (4)	243,200	447,949	140,120	40,512	38,339	19,686

Total	$2,448,583	$1,865,624	$646,620	$85,949	$609,129	$245,406

NOTE:	The amounts shown above reflect the amounts payable to Named Executive Officers under the terms of our incentive plans. However, amounts actually paid, if any, will require review in light of the terms of the UST Loan Agreement.

(1)	AIP amounts are shown at threshold level. Mr. Osborne’s bonus payment of $480,000 is payable pursuant to the terms of his employment agreement dated September 1, 2006, and, as such, confers no additional benefit as a result of a change in control.

(2)	SPP awards for 2006-2008: amount shown reflects no payout; 2007-2009: amount shown assumes 100% payout, and for 2008-2010: amount shown assumes 50% payout; the closing price of our common stock on December 31, 2008 ($3.20) has been used to value the awards and payouts have been pro-rated for time worked during the performance period. Resulting payments are calculated based on the following performance-adjusted equity holdings: Mr. Wagoner, 2006-2008: 0 shares; 2007-2009: 89,878 shares; 2008-2010: 27,594 shares; Mr. Henderson, 2006-2008: 0 shares; 2007-2009: 44,940 shares; 2008-2010: 18,396 shares; Mr. Young, 2006-2008: 0 shares; 2007-2009: 7,865 shares; 2008-2010: 2,760 shares; Mr. Osborne, 2006-2008: 0 shares; 2007-2009: 12,359 shares; 2008-2010: 1,840 shares; Mr. Forster, 2006-2008: 0 shares; 2007-2009: 16,853 shares; 2008-2010: 2,300 shares; and Mr. Cyprus, 2006-2008: 0 shares; 2007-2009: 6,180 shares; 2008-2010: 920 shares.

(3)	All unvested options held by the Named Executive Officers have exercise prices in excess of the closing price of our common stock on December 31, 2008.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

(4)	Unvested RSUs for Messrs. Wagoner (76,000) and Henderson (48,000) will continue to vest and be paid according to the original five-year schedule. Unvested RSUs for Messrs. Henderson (91,984) and Young (29,412) will vest and be paid as soon as practicable, consistent with the provisions of IRC 409A regulations. Unvested CRSUs, which were in recognition of foregone bonus in 2006 for Mr. Forster (15,400) and Mr. Osborne (7,666), will continue to vest and be paid according to original three-year schedule. Unvested CRSUs for Messrs. Young (14,376), Osborne (12,660), Forster (11,981), and Cyprus (6,152) will vest and be paid as soon as practicable, consistent with the provisions of IRC 409A regulations on a pro-rata basis.

Employment Agreements

We believe that continuity in our Senior Leadership Group is in our best interests and those of our stockholders. In this regard, each Named Executive Officer has signed a non-competition agreement. Although we have set out the material elements of these arrangements below, we are currently prohibited by the Loan Agreement from paying any severance or bonus and incentive compensation amounts to Named Executive Officers. The Named Executive Officers have waived their contractual entitlement to any payment that would violate the terms of the Loan Agreement.

Carl-Peter Forster In June 2004 we entered into an employment agreement with Carl-Peter Forster, a German citizen, for a term of up to ten years (the contract terminates automatically at the end of the month of Mr. Forster’s 60th birthday, May 2014, or earlier in the case of a determination of permanent disability or death). The agreement provides for disability compensation up to a maximum of one year at full base salary and continuation in AIP, LTIP, and CRSU incentive plans under the terms and provisions of those plans. In addition, the agreement provides for pension benefits beginning at age 60 in the amount of 50% of Mr. Forster’s annual base salary in the year the contract terminates and provides for a 60% survivor benefit for Mr. Forster’s spouse and benefits for children up to the age of 27, subject to a maximum benefit of 90% of the actual age 60 pension amount.

The agreement may be terminated by either party upon the giving of 12 months written notice. Termination of the agreement by Mr. Forster prior to the regular retirement age will result in the immediate lapse of all unexercised stock options, as well as, the recoupment of proceeds from options exercised within the preceding 12 months and shares of our common stock sold if Mr. Forster establishes a working relationship with a competitor and the offset of his GM pension benefit by the benefit amount receivable from his previous employer, BMW.

Robert S. Osborne In July 2006 we entered into an employment agreement with Robert S. Osborne which provided that he would receive an initial annual base salary of $800,000 with a target bonus of 90% of salary and a guaranteed bonus payment of $480,000 for 2008. Mr. Osborne’s salary will be reviewed periodically by the Executive Compensation Committee and adjusted as necessary. The agreement also provided for SPP grants with a target value of $550,000 for each of the open periods of the 2005-2007 and 2006-2008 GM Long-Term Incentive Plans, a grant of 120,000 shares of Stock Options on September 1, 2006, and a CRSU grant of 25,000 shares also effective September 1, 2006. The agreement also provided reimbursement for premiums for health care coverage for a three month period for Mr. Osborne and his dependents. In addition, the Executive Compensation Committee agreed in May 2008 to permit Mr. Osborne to become eligible for an Executive Retirement Benefit after completion of a minimum 5 years of eligible service.

Nick S. Cyprus In November 2006 we entered into an employment agreement with Nick Cyprus which provided that Mr. Cyprus receive a one-time lump-sum payment of $300,000, a portion of which reimbursed him for forfeited equity compensation from his previous employer. In addition, Mr. Cyprus’ annual base salary was set at $550,000 with a target bonus of 70% of salary; a grant of 5,112 shares of our common stock under the 2005-2007 GM Long-Term Incentive Plan; and a grant of 10,649 shares of our common stock under the 2006-2008 GM Long-Term Incentive Plan. Mr. Cyprus also received additional annual cash payments of $36,000 (2008), $30,500 (2009), and $30,500 (2010) to compensate him for foregone pension benefits from his previous employer, and reimbursement for reasonable commuting costs from his residence in New Jersey.

If during the first two years of his employment, Mr. Cyprus’ employment is terminated by GM other than for cause or if he resigns for good reason he will receive one times his annual base salary and bonus. If his employment is terminated during the third year he will receive an amount equal to one times his annual base salary. If during the first three years of his employment, Mr. Cyprus’ employment is terminated by GM other than for cause or if he resigns for good reason he will also be eligible for a pro-rated annual bonus for the year of termination based on corporate, operational and individual performance per the Annual Incentive Plan provisions.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Compensation of Directors

Compensation for our non-employee directors is set by our Board at the recommendation of its Directors and Corporate Governance Committee. Pursuant to the Board’s Corporate Governance Guidelines, the Committee is responsible for conducting an annual assessment of non-employee director compensation. The Committee compares our Board’s compensation to compensation paid to directors at peer corporations. To link Board compensation directly to corporate performance and stockholder interests, the Board believes that a significant portion of a director’s retainer should be provided as equity that must be held until the director leaves the Board.

Only non-employee directors receive payment for serving on the Board. Since Mr. Wagoner is employed by us, he receives no additional compensation as a director. Non-employee directors are not eligible to participate in the executive incentive program, S-SPP, or any of the retirement programs for our employees. Other than as described in this section, there are no separate benefit plans for directors.

Ordinarily, each non-employee director is entitled to receive an annual Board retainer of $200,000, which the Board established on January 1, 2003. Payment of the retainer is structured to afford directors an opportunity to defer compensation from us while providing them a means to increase their stock ownership. Non-employee directors are required to defer at least 70% of their annual Board retainer (i.e., $140,000) into share units of our common stock and can elect to receive the remaining compensation in cash or to defer in cash-based alternatives or share units.

2009 Non-Employee Director Compensation

In recognition of the sacrifices required by all stakeholders under the Viability Plan, the Board voluntarily agreed to reduce its total compensation for 2009, including annual Board retainer, retainers for Committee Chairs and Audit Committee membership, and fees for excess meetings and special services, to one dollar effective January 1, 2009.

2008 Non-Employee Director Compensation

From March 1, 2006 through February 29, 2008, the Board voluntarily reduced its annual retainer of $200,000 in support of the North America turnaround plan. Effective March 2006, the retainer was reduced by 50%, and in March 2007 the Board agreed to forgo 25% of the retainer, resulting in a retainer of $150,000 through February 2008. The 25% reduction (i.e., $50,000) of the Board retainer was applied first to the portion that could be paid in cash, so that directors could choose to receive or defer $10,000 of the retainer, while $140,000 of the retainer was subject to mandatory deferral. Following the recommendation of the Directors and Corporate Governance Committee, effective March 1, 2008 the Board determined non-employee director compensation as follows:

•	Restore the annual Board retainer from $150,000 to its original amount of $200,000;

–	Maintain the mandatory deferral of $140,000 (or 70% of the annual retainer) into share units of common stock;

–	Restore remaining compensation from $10,000 to $60,000, to be received at each director’s election either immediately or on a deferred basis;

•	Continue all Committee Chair annual retainers of $10,000;

•	Continue the Audit Committee member annual retainer of $20,000;

•	Expand the application of a $1,500 meeting fee (Excess Meeting Fee) from only Audit Committee meetings to include all formal Board or Committee meetings in excess of 12 meetings per calendar year; and

•	Establish a $1,500 per diem fee for any special services required of directors.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Under the General Motors Corporation Compensation Plan for Non-Employee Directors (Director Compensation Plan) any portion of compensation deferred into share units of common stock may earn dividend equivalents in the form of additional share units (if dividends are paid on the common stock). Amounts deferred and credited as share units are not available until after the director retires or otherwise leaves the Board. After leaving the Board, the director receives a cash payment or payments under this plan based on the number of share units in the director’s account, valued at the average daily mean market price for the quarter immediately preceding payment. Directors are paid either in a lump sum or in annual installments for up to ten years based on their deferral elections. Directors who leave the Board with less than five years of service will be paid their deferred compensation in a lump sum in January following separation from the Board.

Non-employee directors are reimbursed for any travel expenses incurred in connection with their duties as directors. To familiarize directors with our product line, we provide the use of a company vehicle on a six-month rotational basis and directors are expected to submit product evaluations to us. In addition, we pay for the cost of certain personal accident and liability insurance coverage. Through September 2008 directors, like all of our active employees in the United States, were eligible to participate in a matching contributions program to accredited four-year colleges, universities, and community colleges in which all eligible contributions were matched on a dollar-for-dollar basis up to $5,000 annually. Consistent with the action taken to suspend matching contributions for U.S. employees, the Board agreed to suspend this benefit for directors effective October 1, 2008 as part of our structural cost reduction measures.

Compensation paid to non-employee directors in 2008 is described in the following table:

2008 Non-Employee Director Compensation

Director	Fees Earned or Paid in Cash(a)	All Other Compensation(b)	Total
	$	$	$
Percy N. Barnevik (c)	204,667	37,390	242,057
Erskine B. Bowles	196,167	35,623	231,790
John H. Bryan	201,667	72,157	273,824
Armando M. Codina	194,667	44,597	239,264
Erroll B. Davis, Jr. (d)	204,833	29,826	234,659
George M.C. Fisher	206,167	70,033	276,200
E. Neville Isdell (e)	83,333	6,043	89,376
Karen Katen	193,167	43,284	236,451
Kent Kresa	224,667	45,069	269,736
Ellen J. Kullman (f)	211,667	34,374	246,041
Philip A. Laskawy	226,167	39,729	265,896
Kathryn V. Marinello	196,167	30,651	226,818
Eckhard Pfeiffer (d)	204,667	45,886	250,553

(a)	Includes annual retainer fees, Chair and Audit Committee fees, as well as excess meeting fees earned by the director. Mr. Bowles, Mr. Fisher, Mr. Laskawy and Ms. Marinello each received excess meeting fees of $4,500 for attending three additional Board meetings. Mr. Barnevik, Mr. Codina, Mr. Kresa and Mr. Pfeiffer each received a payment of $3,000 for attending two additional Board meetings. Mr. Davis and Ms. Katen each received a payment of $1,500 for attending one additional Board meeting. No per diem fees for special services were paid to directors in 2008. The totals in this column are inclusive of amounts required or elected to be deferred under the Director Compensation Plan and converted into share units at the average daily closing price of common stock for 2008 as disclosed in the table below:

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Retainer Fees Deferred in Share Units of Common Stock Under the Compensation Plan for Non-Employee Directors
$
Percy N. Barnevik	140,000
Erskine B. Bowles	193,167
John H. Bryan	140,000
Armando M. Codina	193,167
Erroll B. Davis, Jr.	170,750
George M.C. Fisher	204,667
E. Neville Isdell	83,333
Karen Katen	191,667
Kent Kresa	221,667
Ellen J. Kullman	140,000
Philip A. Laskawy	140,000
Kathryn V. Marinello	194,667
Eckhard Pfeiffer	140,000

(b)	“All Other Compensation” includes interest paid on deferred accounts and dividend equivalents that are re-invested in additional share units of common stock based on the market price of the common stock on the date the dividends are paid (the common stock dividend was suspended effective July 14, 2008 as part of ongoing cash conservation initiatives); incremental costs for the use of company vehicles and reimbursement of associated taxes; and the costs associated with personal accident and liability insurances. No corporate matching contributions to educational institutions were paid on behalf of the directors in 2008.

(c)	Mr. Barnevik resigned from the Board effective February 3, 2009.

(d)	Mr. Pfeiffer served on the Audit Committee through June 3, 2008, at which time Mr. Davis joined the Audit Committee. Each received a pro-rated retainer for his 2008 service on the Audit Committee. “Fees earned or paid in cash” for Mr. Davis includes two months of compensation totaling $3,333 related to his Audit Committee membership which was not credited until February 27, 2009 due to an administrative error.

(e)	Mr. Isdell was elected on June 3, 2008 to a term on the Board beginning on August 6, 2008.

(f)	Mrs. Kullman resigned from the Board effective December 11, 2008.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

All Other Compensation

Totals for amounts reported as “All Other Compensation” in the preceding “2008 Non-Employee Director Compensation” table are described below:

	Aggregate Earnings on Deferred Compensation	Perquisites/ Company Vehicle(a)	Tax Reimbursement(b)	Other(c)	Total
	($)	($)	($)	($)	($)
Percy N. Barnevik	20,369	16,491	0	530	37,390
Erskine B. Bowles	13,352	16,491	5,250	530	35,623
John H. Bryan	49,788	16,491	5,788	90	72,157
Armando M. Codina	22,326	16,491	5,250	530	44,597
Erroll B. Davis, Jr.	7,286	16,491	5,519	530	29,826
George M.C. Fisher	47,493	16,491	5,519	530	70,033
E. Neville Isdell	2,874	2,749	390	30	6,043
Karen Katen	26,044	12,369	4,341	530	43,284
Kent Kresa	21,452	16,491	6,596	530	45,069
Ellen J. Kullman	12,103	16,491	5,250	530	34,374
Philip A. Laskawy	15,843	16,491	6,865	530	39,729
Kathryn V. Marinello	8,111	16,491	5,519	530	30,651
Eckhard Pfeiffer	28,865	16,491	0	530	45,886

(a)	Includes incremental costs for company vehicles which are calculated based on the average monthly cost of providing vehicles to all directors, including lost sales opportunity and incentive costs, if any; insurance claims, if any; licensing and registration fees; and use taxes. In addition, Mr. Laskawy received tickets to attend a special event; the tickets had no incremental cost to us.

(b)	Directors are charged with imputed income based on the lease value of the vehicle driven and are reimbursed for associated taxes. No tax reimbursement is reported for Mr. Barnevik and Mr. Pfeiffer, because their vehicles are located outside the U.S. and are not treated as U.S. taxable income.

(c)	Reflects cost of premiums for providing personal accident and personal umbrella liability insurance. If a director elects to receive coverage, the taxes related to the imputed income are the responsibility of the director.

Compensation Committee Interlocks and Insider Participation

No executive officer of GM served on any Board of Directors or Compensation Committee of any other company for which any of our directors served as an executive officer at any time during fiscal year 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table gives information about each entity known to us to be the beneficial owner of more than 5% of common stock as of January 31, 2009, based on information filed with the SEC.

Name and Address	Number of Shares		Percent of Common Stock
State Street Bank and Trust Company (1) State Street Financial Center One Lincoln Street Boston, MA 02111	103,515,638	(2)	17.0%

(1)	Acting in various fiduciary capacities for various employee benefit plans.

(2)	State Street Bank reports sole voting power over 28,032,560 shares, shared voting power over 75,483,078 shares, and shared dispositive power over 103,515,638 shares.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

The beneficial ownership as of January 31, 2009, of common stock for each director, each Named Executive Officer, and all directors and officers as a group is shown in the following tables. Each of the individuals listed in the tables below owns less than 1% of the outstanding shares of common stock; all directors and officers as a group beneficially own approximately 1.8% of the outstanding shares. The persons named have furnished this information to us. None of the shares shown in the following tables as beneficially owned by directors and executive officers was hedged or pledged as security for any obligation.

Security Ownership of Directors

	Shares Beneficially Owned	Deferred Share Units(a)	Stock Options(b)
P. N. Barnevik (c)	9,628	41,642	3,000
E. B. Bowles	1,000	27,334	0
J. H. Bryan	6,603	50,710	8,141
A. M. Codina	2,000	45,656	3,000
E. B. Davis, Jr.	1,159	14,940	0
G. M.C. Fisher	4,752	48,228	5,311
E. N. Isdell	2,000	5,898	0
K. Katen	6,000	53,249	8,141
K. Kresa	8,200	41,073	0
P. A. Laskawy	2,000	32,400	0
K. V. Marinello	5,000	16,633	0
E. Pfeiffer	4,512	48,355	8,141

(a)	Deferred Share Units — Represents the unit equivalents of common stock for retainer fees deferred under the Director Compensation Plan.

(b)	Reflects the number of shares that may be acquired through the exercise of stock options within 60 days of January 31, 2009. Directors no longer receive stock options; the last grant was in 2002. The exercise price of all stock options held by directors is significantly higher than the current market price.

(c)	Mr. Barnevik resigned effective February 3, 2009.

Security Ownership of Named Executive Officers and All Directors and Executive Officers as a Group

	Shares Beneficially Owned(a)	Deferred Share Units(b)	Stock Options(c)
N. S. Cyprus	0	0	15,501
C. P. Forster	5,389	0	256,417
F. A. Henderson	22,268	250,336	930,001
R. S. Osborne	0	0	126,667
G. R. Wagoner, Jr.	208,354	312,379	3,950,001
All Directors & Executive Officers as a Group (27 persons, including the foregoing)	579,660	1,539,965	8,827,640

(a)	“Shares Beneficially Owned” may include shares credited under the S-SPP, a tax-qualified savings plan. This column excludes shares that are beneficially owned but are reflected under the “Deferred Share Units” column. Shares shown for Mr. Wagoner include 27,083 shares held indirectly by trusts for his children and wife, as trustee.

(b)	“Deferred Share Units” include shares under Article III (Benefit Equalization Plan) of the General Motors Executive Retirement Plan (BEP). The BEP is a non-qualified excess benefits plan that is exempt from ERISA and IRC limitations. Deferred units also include undelivered incentive awards and other awards that will vest upon the occurrence of certain events and that are subject to forfeiture under certain circumstances.

(c)	Number of shares that may be acquired through the exercise of stock options within 60 days from January 31, 2009.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships

We have adopted written policies and procedures for reviewing and approving transactions we enter into with our related persons, including directors, executive officers, and holders of at least 5% of our outstanding common stock, and their immediate family members or affiliates. Our Legal Staff is primarily responsible for developing and implementing a process to obtain information from our directors and executive officers to identify possible related person transactions and to determine based on the facts and circumstances whether such a transaction involves a direct or indirect material interest of us or our related persons. We disclose transactions that are determined to be directly or indirectly material to us or a related person as required by SEC rules. In addition, the Directors and Corporate Governance Committee of our Board is responsible for annually reviewing the independence of each director and the appropriateness of any potential related person transactions and related issues.

Douglas L. Henderson, brother of President and Chief Operating Officer Frederick A. Henderson, is employed by General Motors Corporation. In addition, Juli A. Stephens, sister-in-law of Group Vice President Thomas G. Stephens, and George T. Stephens, Mr. Stephens’ brother, are employed by General Motors Corporation. Mr. Douglas Henderson, Ms. Stephens, and Mr. George Stephens each make less than $210,500 per year, and receive salary and benefits comparable to those provided to other GM employees in similar positions.

Our executive officers have, from time to time, received mortgage loans from GMAC or its subsidiaries or acted as co-signers for loans made to family members. Loans to executive officers were made in the ordinary course of business and on the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with our other employees, retirees and dealers, which are substantially the same as those offered to unaffiliated customers.

Our policy on loans to our directors and executive officers complies with Sarbanes-Oxley, which generally prohibits public companies from making personal loans to their directors and executive officers. This policy permitted GMAC and its subsidiaries to extend mortgage and auto loans to our directors and executive officers on terms that are appropriate under Sarbanes-Oxley.

Director Independence

Our Board’s Directors and Corporate Governance Committee assesses the independence of each director and individual nominated for election to the Board and makes recommendations to the Board as to his or her independence using the criteria in the Board’s Corporate Governance Guidelines. As part of this analysis, the Committee must review and conclude whether each director who is not currently our employee (1) satisfies the quantitative independence criteria in Section 2.11 of our Bylaws and (2) is free from any qualitative relationship that would interfere with the exercise of independent judgment.

Section 2.11 of the Bylaws incorporates, by reference, the independence criteria of the SEC and NYSE; and the Corporate Governance Guidelines set forth our standards for director independence, which include all the SEC and NYSE requirements. Our Corporate Governance Guidelines provide that an independent director must satisfy all of the following criteria:

•	During the past three years, we have not employed the director, and have not employed (except in a non-executive capacity) any of his or her immediate family members.

•

During the past three years, the director has not received any direct compensation from us other than director fees or other forms of deferred compensation. No immediate family members of the director have received any compensation other than for employment in a non-executive capacity.

•

Neither the director nor any of his or her immediate family members is currently employed by (or affiliated with) our auditors; and during the past three years, neither the director nor any of his or her immediate family members has been employed by (or affiliated with) our auditors and personally worked on our audit.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•

During the past three years, neither the director nor any of his or her immediate family members has been part of an “interlocking directorate” in which one of our executive officers serves on the compensation committee (or its equivalent) of another company that employs the director.

•

During the past three years, neither the director nor any of his or her immediate family members has been employed (except in a non-executive capacity) by one of our significant suppliers or customers or any affiliate of such supplier or customer. For the purposes of this standard, a supplier or customer is considered significant if its sales to, or purchases from, us represent the greater of $1 million or 2% of our or the supplier’s or customer’s consolidated gross revenues.

•

During the past three years, neither the director nor any of his or her immediate family members has been associated with a charitable organization that received contributions from us (including the GM Foundation) that exceeded the greater of $1 million or 2% of the organization’s annual total revenues including contributions; or that were otherwise of an amount or nature that impeded the exercise of the director’s independent judgment.

In addition to satisfying all of the foregoing requirements, a director or nominee may not be considered independent if he or she has, in the judgment of the Board, any other “material” relationship with us, other than serving as a director.

In determining if other relationships between our directors and us would interfere with the exercise of independent judgment, the Board considers the nature of the relationship between our director and the supplier or customer. If our director serves on the board of the other company but is not an employee, the relationship is not deemed to interfere with the exercise of independent judgment unless the company’s sales to, or purchases from, us exceed 5% of the annual revenue of either company.

Under our standards, all members of the Board of Directors are independent, except for Mr. Wagoner. Our Corporate Bylaws and Corporate Governance Guidelines are available on our website at http://investor.gm.com, under "Corporate Governance."

Item 14. Principal Accounting Fees and Services.

Our Audit Committee retained Deloitte & Touche LLP to audit our consolidated financial statements and the effectiveness of internal controls, as of and for the year ended December 31, 2008. We also retained Deloitte & Touche LLP and certain of its affiliates (collectively, “Deloitte”), as well as other accounting and consulting firms, to provide various other services in 2008.

The services performed by Deloitte in 2008 were pre-approved in accordance with the pre-approval policy and procedures first adopted by the Audit Committee at its August 5, 2002 meeting and revised more recently. This policy requires that during its first meeting of the calendar year, the Audit Committee will be presented, for consideration, a description of the Audit-Related, Tax, and All Other Services expected to be performed by Deloitte during the fiscal year. Any requests for such services in excess of $1 million not contemplated and approved during the first meeting must thereafter be submitted to the Audit Committee (or the Chair of the Audit Committee in an urgent case) for specific pre-approval. Requests for services less than $1 million individually must be pre-approved by the Audit Committee Chair and reported to the full Audit Committee at its next regularly scheduled meeting. The independent auditors selected for the following year present the proposed annual Audit services and their related fees to the Audit Committee, generally in May, for approval on an audit-year basis.

The Audit Committee has determined that all services provided by Deloitte in 2008 were compatible with maintaining the independence of the principal accountants.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

The following table summarizes Deloitte fees billed or expected to be billed in connection with 2008 services. For comparison purposes, actual billings for 2007 services are also displayed.

	$ Millions
	2008	2007
Annual Audit Services	$38	$34
Audit-Related Services	11	13
Tax Services	4	4

Subtotal	$53	$51

All Other Services	1	1

Total	$54	$52

Audit Fees: $38 million for the audit of our annual consolidated financial statements, including reviews of the interim financial statements contained in our Quarterly Reports on Form 10-Q and preparation of statutory reports. In addition, included in this category are fees for services that generally only Deloitte reasonably can provide, for example, comfort letters, statutory audits, attestation services, consents, and assistance with and review of documents filed with the SEC.

Audit-Related Fees: $11 million for assurance and related services that are traditionally performed by the independent auditor. More specifically, these services include employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with proposed acquisitions, internal control consultations, attestation services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

Tax Fees: $4 million includes fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of original and amended tax returns and claims for refund, and tax payment-planning services. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to mergers and acquisitions and employee benefit plans, and requests for rulings or technical advice from taxing authorities.

All Other Fees: $1 million for services related to project management, process improvements, and assistance with information technology system projects for systems not associated with the financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15. Exhibits and Financial Statement Schedule

(a)	1. All Financial Statements and Supplemental Information

2.	Financial Statement Schedule II — Valuation and Qualifying Accounts

3.	Consolidated Financial Statements of GMAC LLC and subsidiaries at December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008.

4.	Exhibits

(b)	Exhibits

Exhibits listed below, which have been filed with the SEC pursuant to the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the same effect as filed herewith.

(3)(a)	Restated Certificate of Incorporation dated March 1, 2004 incorporated herein by reference to Exhibit 3(i) to General Motors Corporation’s Annual Report on Form 10-K filed March 11, 2004.

(3)(b)	Bylaws of General Motors Corporation, as amended, dated October 3, 2006 incorporated herein by reference to Exhibit 3.1 to General Motors Corporation’s Current Report on Form 8-K filed March 9, 2007.

(4)(a)	Indenture, dated as of November 15, 1990, between General Motors Corporation and Citibank, N.A., Trustee, incorporated herein by reference to Exhibit Amendment No. 1(a) to Form S-3 Registration Statement No. 33-41577 filed July 3, 1991.

(4)(b)(i)	Indenture, dated as of December 7, 1995, between General Motors Corporation and Citibank, N.A., Trustee, incorporated herein by reference to Exhibit 4(a) to Amendment No. 1 to Form S-3 Registration Statement No. 33-64229 filed November 14, 1995.

(4)(b)(ii)	First Supplemental Indenture, dated as of March 4, 2002, between General Motors Corporation and Citibank, N.A., incorporated herein by reference to Exhibit 2 to the Current Report on Form 8-K of General Motors Corporation filed March 6, 2002.

(4)(b)(iii)	Second Supplemental Indenture, dated as of November 5, 2004, between General Motors Corporation and Citibank, N.A., incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of General Motors Corporation filed November 10, 2004.

(4)(b)(iv)	Third Supplemental Indenture, dated as of November 5, 2004, between General Motors Corporation and Citibank, N.A. incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of General Motors Corporation filed November 10, 2004.

(4)(b)(v)	Fourth Supplemental Indenture, dated as of November 5, 2004, between General Motors Corporation and Citibank, N.A., incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K of General Motors Corporation filed November 10, 2004.

(4)(b)(vi)	Indenture, dated as of January 8, 2008, between General Motors Corporation and The Bank of New York, as Trustee, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of General Motors Corporation filed February 25, 2008.

(4)(b)(vii)	First Supplemental Indenture, dated as of February 22, 2008 between General Motors Corporation and The Bank of New York, as Trustee, incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of General Motors Corporation filed February 25, 2008.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

(4)(b)(viii)	Subordinated Indenture, dated as of January 8, 2008, between General Motors Corporation and The Bank of New York, as Trustee incorporated herein by reference to Exhibit 10(n) to the Annual Report on Form 10-K of General Motors Corporation filed February 28, 2008.

(4)(c)	Amended and Restated Credit Agreement, dated July 20, 2006, among General Motors Corporation, General Motors Canada Limited, Saturn Corporation, and a syndicate of lenders, incorporated herein by reference to Exhibit 4 to General Motors Corporation’s Quarterly Report on Form 10-Q filed August 8, 2006.

(4)(d)	First Amendment and Consent dated February 11, 2009 to the Amended and Restated Credit Agreement dated as of June 20, 2006 among General Motors Corporation, General Motors of Canada Limited, Saturn Corporation, Citicorp USA, Inc., as administrative agent for the Lenders there under, JPMorgan Chase Bank, N.A., as syndication agent, and the several banks and other financial institutions from time to time parties thereto as lenders.

(10)(a)	Agreement, dated as of October 22, 2001, between General Motors Corporation and General Motors Acceptance Corporation, incorporated herein by reference to Exhibit 10 to the Annual Report on Form 10-K of General Motors Corporation filed March 28, 2006.

(10)(b)	Agreement, dated as of November 30, 2006, between General Motors Corporation and GMAC LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Corporation filed November 30, 2006.

(10)(c)	General Motors 2002 Annual Incentive Plan, as amended, incorporated herein by reference to Exhibit 10(b) to the Annual Report on Form 10-K of General Motors Corporation filed March 14, 2007.

(10)(d)	General Motors 2002 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10(c) to the Annual Report on Form 10-K of General Motors Corporation filed March 14, 2007.

(10)(e)*	Compensation Plan for Nonemployee Directors, incorporated herein by reference to Exhibit A to the Proxy Statement of General Motors Corporation filed April 16, 1997.

(10)(f)*	General Motors Company Vehicle Operations — Senior Management Vehicle Program (SMVP) Supplement, revised December 15, 2005, incorporated herein by reference to Exhibit 10(g) to the Annual Report on Form 10-K of General Motors Corporation filed March 28, 2006.

(10)(g)†*	Compensation Statement for G.R. Wagoner, Jr. commencing January 1, 2009.

(10)(h)†*	Compensation Statement for Frederick A. Henderson commencing January 1, 2009.

(10)(i)*	Compensation Statement for Robert A. Lutz commencing January 1, 2003, incorporated herein by reference to Exhibit 10(j) to the Annual Report on Form 10-K of General Motors Corporation filed March 28, 2006.

(10)(j)*	Compensation Statement for G.L. Cowger commencing February 1, 2004, incorporated herein by reference to Exhibit 10(k) to the Annual Report on Form 10-K of General Motors Corporation filed March 28, 2006.

(10)(k)†	Compensation Statement for N.S. Cyprus commencing July 1, 2008.

(10)(l)†	Compensation Statement For R.S. Osborne commencing April 1, 2008.

(10)(m)†	Compensation Statement for R.G. Young commencing January 1, 2009.

(10)(n)†	Form of Waiver of SEO to Lender.

(10)(p)†	Form of Consent and Waiver of SEO to Loan Parties.

(10)(q)†	Form of Waiver of Senior Employees to Lender.

(10)(r)†	Form of Consent and Waiver of Senior Employees to Loan Parties.

(10)(s)†	Employment Agreement between General Motors Europe, AG and Mr. Carl Peter Forster dated June 16, 2004.

(10)(t)†	Offer letter to R.S. Osborne dated July 20, 2006.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

(10)(u)†	Offer letter to N.S. Cyprus dated November 8, 2006.

(10)(v)*	Description of Executive and Board Compensation Reductions, incorporated herein by reference to Exhibit 10(o) to the Annual Report on Form 10-K of General Motors Corporation filed March 28, 2006.

(10)(w)*	Deferred Compensation Plan for Executive Employees, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors Corporation filed December 8, 2006.

(10)(x)	Settlement Agreement, dated as of February 21, 2008, by and among General Motors Corporation, the International Union, United Automobile, Aerospace and Agricultural Workers of America and the class representatives in the class action case filed against General Motors Corporation on September 26, 2007 by the UAW and putative class representatives of GM-UAW incorporated herein by reference to Exhibit 10(m) to the Annual Report on Form 10-K of General Motors Corporation filed February 28, 2008.

(10)(y)	General Motors 2002 Long-Term Incentive Plan, as amended incorporated herein by reference to Exhibit 10(n) to the Annual Report on Form 10-K of General Motors Corporation filed February 28, 2008.

(10)(z)	General Motors 2007 Long-Term Incentive Plan, as amended incorporated herein by reference to Exhibit 10(o) to the Annual Report on Form 10-K of General Motors Corporation filed February 28, 2008.

(10)(aa)	Amended General Motors Corporation 2006 Cash-Based Restricted Stock Unit Plan, as amended October 1, 2007 incorporated herein by reference to Exhibit 10(p) to the Annual Report on Form 10-K of General Motors Corporation filed February 28, 2008.

(10)(bb)	General Motors Corporation 2007 Cash-Based Restricted Stock Unit Plan, as amended October 1, 2007 incorporated herein by reference to Exhibit 10(q) to the Annual Report on Form 10-K of General Motors Corporation filed February 28, 2008.

(10)(cc)	General Motors Corporation Compensation Plan for Non-Employee Directors, as amended December 4, 2007 effective January 1, 2008 incorporated herein by reference to Exhibit 10(r) to the Annual Report on Form 10-K of General Motors Corporation filed February 28, 2008.

(10)(dd)	General Motors Corporation 2007 Annual Incentive Plan, as amended October 1, 2007 incorporated herein by reference to Exhibit 10(s) to the Annual Report on Form 10-K of General Motors Corporation filed February 28, 2008.

(10)(ee)	General Motors Corporation Deferred Compensation Plan, as amended October 1, 2007 incorporated herein by reference to Exhibit 10(t) to the Annual Report on Form 10-K of General Motors Corporation filed February 28, 2008.

(10)(ff)	General Motors Executive Retirement Plan, as amended August 4, 2008, incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of General Motors Corporation filed November 10, 2008.

(10)(gg)	Form of Compensation Statement incorporated herein by reference to Exhibit 10(v) to the Annual Report on Form 10-K of General Motors Corporation filed February 28, 2008.

(10)(hh)	Form of Restricted Stock Unit Grant Award incorporated herein by reference to Exhibit 10(w) to the Annual Report on Form 10-K of General Motors Corporation filed February 28, 2008.

(10)(ii)	Form of Special Cash-based RSU Grant for March 2007 Award incorporated herein by reference to Exhibit 10(x) to the Annual Report on Form 10-K of General Motors Corporation filed February 28, 2008.

(10)(jj)	Form of Special RSU Grant for March 2007 Award incorporated herein by reference to Exhibit 10(y) to the Annual Report on Form 10-K of General Motors Corporation filed February 28, 2008.

(10)(kk)	General Motors Corporation $4,372,500,000 principal amount of 6.75% Series U Convertible Senior Debentures due December 31, 2012, dated February 22, 2008, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors filed February 25, 2008.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

(10)(ll)	Form of Restricted Stock Unit Grant made to certain executive officers incorporated by reference to Exhibit 10.a to the Quarterly Report on Form 10-Q of General Motors Corporation filed May 8, 2008.

(10)(mm)	Form of Performance Contingent Stock Option Award made to certain executive officers incorporated by reference to Exhibit 10.a to the Quarterly Report on Form 10-Q of General Motors Corporation filed May 8, 2008.

(10)(nn)	Amended and Restated Global Settlement Agreement Between Delphi Corporation and General Motors Corporation, Dated September 12, 2008, incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of General Motors Corporation filed November 10, 2008.

(10)(oo)	Amended and Restated Master Restructuring Agreement Between Delphi Corporation and General Motors Corporation, Dated September 12, 2008, incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q of General Motors Corporation filed November 10, 2008.

(10)(pp)**	Loan and Security Agreement, dated as of December 31, 2008, by and between General Motors Corporation, as Borrower, the Guarantors parties thereto, and the United States Department of the Treasury, as Lender, including Appendix A, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors filed January 7, 2009.

(10)(qq)	Guaranty and Security Agreement, dated as of December 31, 2008 , made by certain subsidiaries of General Motors Corporation, as guarantors, in favor of the United States Department of the Treasury incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors filed January 7, 2009.

(10)(rr)	Equity Pledge Agreement, dated as of December 31, 2008, made by General Motors Corporation and certain of the Guarantors, as pledgors, in favor of the United States Department of the Treasury incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of General Motors filed January 7, 2009.

(10)(ss)	Warrant Agreement, dated as of December 31, 2008, by and between General Motors Corporation and the United States Department of the Treasury incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of General Motors filed January 7, 2009.

(10)(tt)	Warrant, dated as of December 31, 2008, issued pursuant to the Warrant Agreement incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of General Motors filed January 7, 2009 .

(10)(uu)	Additional Note, dated as of December 31, 2008, executed pursuant to the Warrant Agreement incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of General Motors filed January 7, 2009.

(10)(vv)	Membership Interest Subscription Agreement, dated December 29, 2008, by and among GMAC, LLC, General Motors Corporation and FIM Holdings LLC incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of General Motors filed January 7, 2009.

(10)(ww)	Commitment Letter for Rights Offering Liquidity, dated December 29, 2008, between the United States Department of the Treasury and General Motors Corporation incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of General Motors filed January 7, 2009.

(10)(xx)	Loan and Security Agreement, dated as of January 16, 2009, by and between General Motors Corporation, as Borrower, and the United States Department of the Treasury, as Lender, including Exhibit A Form of Note Agreement incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors filed January 23, 2009.

(10)(yy)	Equity Pledge Agreement, dated as of January 16, 2009, made by GM Finance Co. Holdings LLC and GM Preferred Finance Co. Holdings LLC, as pledgors, in favor of the United States Department of the Treasury Agreement incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors filed January 23, 2009.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

(10)(zz)	First Amendment and Consent dated February 11, 2009 to the Amended and Restated Credit Agreement dated as of June 20, 2006 among General Motors Corporation, General Motors of Canada Limited, Saturn Corporation, Citicorp USA, Inc., as administrative agent for the lenders thereunder, JPMorgan Chase Bank, N.A., as syndication agent, and the several banks and other financial institutions from time to time parties thereto as lenders incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 18, 2009.

(10)(aaa)	Second Post-Closing Matters Letter dated February 19, 2009 incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors filed February 17, 2009.

(10)(bbb)**	Term Sheet for Amendment and Restatement of Certain Auto Finance Agreements between General Motors and GMAC LLC dated December 24, 2008.

(10)(ccc)	Participation Agreement dated as of June 4, 2008 between GMAC LLC, General Motors Corporation and Cerberus ResCap Financing LLC incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors filed June 9, 2008.

(12)†	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2008, 2007, 2006, 2005 and 2004.

(21)†	Subsidiaries of the Registrant as of December 31, 2008.

(23.a)†	Consent of Independent Registered Public Accounting Firm.

(23.b)†	Consent of Independent Registered Public Accounting Firm.

(23.c)†	Consent of Hamilton, Rabinovitz & Associates, Inc.

(24)†	Power of Attorney for Directors of General Motors Corporation

(31.a)†	Section 302 Certification of the Chief Executive Officer.

(31.b)†	Section 302 Certification of the Chief Financial Officer.

(32.a)†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.b)†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

†	Filed herewith.

**	Certain confidential portions have been omitted pursuant to a request for confidential treatment, which has been separately filed with the Securities and Exchange Commission.

*  *  *  *  *  *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Year
	(Dollars in millions)
For the Year Ended December 31, 2008
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$338	157	—	73	$422
Inventories (including rental car returns and company vehicles)	$549	577	1	442	$685
Other investments and miscellaneous assets (receivables and other)	$14	—	29	—	$43

For the Year Ended December 31, 2007
Allowances Deducted from Assets
Accounts and notes receivable (for doubtful receivables)	$397	—	11	70	$338
Inventories (including rental car returns and company vehicles)	$687	353	—	491	$549
Other investments and miscellaneous assets (receivables and other)	$17	—	—	3	$14

For the Year Ended December 31, 2006
Allowances Deducted from Assets
Allowance for credit losses (a)	$3,085	1,799	—	4,884	$—
Accounts and notes receivable (for doubtful receivables)	$353	56	—	12	$397
Inventories (including rental car returns and company vehicles)	$783	459	—	555	$687
Other investments and miscellaneous assets (receivables and other)	$17	—	—	—	$17
Miscellaneous allowances (mortgage and other) (a)	$84	62	—	146	$—

(a)	Reflects allowances removed as a result of sale of 51% controlling interest in GMAC. At the time of the sale GMAC had an allowance for credit loss balance and miscellaneous allowance balance of $3.5 billion and $123 million, respectively.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member Interest Holders of GMAC LLC:

We have audited the accompanying Consolidated Balance Sheet of GMAC LLC and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related Consolidated Statements of Income, Changes in Equity, and Cash Flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
February 26, 2009

Consolidated Statement of Income

GMAC LLC • Form 10-K

Year ended December 31, ($ in millions)	2008	2007	2006
Revenue
Consumer	$6,737	$9,469	$10,472
Commercial	2,368	2,947	3,112
Loans held-for-sale	1,092	1,557	1,777
Operating leases	8,198	7,214	7,742

Total financing revenue	18,395	21,187	23,103
Interest expense	11,870	14,776	15,560
Depreciation expense on operating lease assets	5,483	4,915	5,341
Impairment of investment in operating leases	1,234	—	—

Net financing (loss) revenue	(192)	1,496	2,202
Other revenue
Servicing fees	1,782	2,193	1,893
Amortization and impairment of servicing rights	—	—	(23)
Servicing asset valuation and hedge activities, net	(284)	(544)	(1,100)
Insurance premiums and service revenue earned	4,329	4,378	4,183
(Loss) gain on mortgage and automotive loans, net	(1,560)	508	1,470
Gain on extinguishment of debt	12,628	563	—
Investment (loss) income	(446)	473	2,143
Gains on sale of equity-method investments, net	—	—	411
Other income, net of losses	601	2,732	3,643

Total other revenue	17,050	10,303	12,620
Total net revenue	16,858	11,799	14,822
Provision for credit losses	3,683	3,096	2,000
Noninterest expense
Compensation and benefits expense	2,229	2,453	2,558
Insurance losses and loss adjustment expenses	2,522	2,451	2,420
Other operating expenses	6,505	5,286	4,776
Impairment of goodwill and other intangible assets	58	455	840

Total noninterest expense	11,314	10,645	10,594
Income (loss) before income tax (benefit) expense	1,861	(1,942)	2,228
Income tax (benefit) expense	(7)	390	103

Net income (loss)	$1,868	$(2,332)	$2,125

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet

GMAC LLC • Form 10-K

December 31, ($ in millions)	2008	2007
Assets
Cash and cash equivalents	$15,151	$17,677
Investment securities	8,445	16,740
Loans held-for-sale	7,919	20,559
Finance receivables and loans, net of unearned income
Consumer ($1,861 at fair value at December 31, 2008)	63,963	87,769
Commercial	36,110	39,745
Allowance for credit losses	(3,433)	(2,755)

Total finance receivables and loans, net	96,640	124,759
Investment in operating leases, net	26,390	32,348
Notes receivable from General Motors	1,655	1,868
Mortgage servicing rights	2,848	4,703
Premiums and other insurance receivables	2,995	2,030
Other assets	27,433	28,255

Total assets	$189,476	$248,939

Liabilities
Debt
Unsecured	$53,213	$102,339
Secured ($1,899 at fair value at December 31, 2008)	73,108	90,809

Total debt	126,321	193,148
Interest payable	1,517	2,253
Unearned insurance premiums and service revenue	4,356	4,921
Reserves for insurance losses and loss adjustment expenses	2,895	3,089
Deposit liabilities	19,807	15,281
Accrued expenses and other liabilities	12,726	14,682

Total liabilities	167,622	233,374
Equity
Members’ interest	9,670	8,912
Senior preferred interests	5,000	—
Preferred interests	1,287	1,052
Retained earnings	6,286	4,649
Accumulated other comprehensive (loss) income	(389)	952

Total equity	21,854	15,565

Total liabilities and equity	$189,476	$248,939

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Equity

GMAC LLC • Form 10-K

($ in millions)	Common stock and paid-in capital	Members’ interest	Senior preferred interests	Preferred interests	Retained earnings	Accumulated other comprehensive income (loss)	Total equity	Comprehensive income (loss)
Balance at December 31, 2005	$5,760				$15,095	$830	$21,685
Conversion of common stock to members’ interest on July 20, 2006	(5,760)	$5,760
Capital contributions		951					951
Net income					2,125		2,125	$2,125
Dividends					(9,739)		(9,739)
Preferred interest accretion to redemption value and dividends					(295)		(295)
Cumulative effect of a change in accounting principle, net of tax:
Transfer of unrealized loss for certain available-for-sale securities to trading securities					(17)	17
Recognize mortgage servicing rights at fair value					4		4	4
Other comprehensive loss						(362)	(362)	(362)

Balance at December 31, 2006		$6,711			$7,173	$485	$14,369	$1,767

Conversion of preferred membership interests		1,121		1,052			2,173
Capital contributions		1,080					1,080
Net loss					(2,332)		(2,332)	(2,332)
Preferred interests dividends					(192)		(192)
Other comprehensive income						450	450	450
Cumulative effect of a change in accounting principle, net of tax:
Adoption of Financial Accounting Standards Board Statement No. 158						17	17

Balance at December 31, 2007		$8,912		$1,052	$4,649	$952	$15,565	$(1,882)

Cumulative effect of a change in accounting principle, net of tax:
Adoption of Statement of Financial Accounting Standards No. 157 (a)					23		23
Adoption of Statement of Financial Accounting Standards No. 159 (a)					(178)		(178)

Balance at January 1, 2008, after cumulative effect of adjustments		$8,912		$1,052	$4,494	$952	$15,410
Capital contributions		758					758
Net income					1,868		1,868	1,868
Dividends paid to members (b)					(79)		(79)
Issuance of senior preferred interests			$5,000				5,000
Issuance of preferred interests				235			235
Other					3		3
Other comprehensive loss						(1,341)	(1,341)	(1,341)

Balance at December 31, 2008		$9,670	$5,000	$1,287	$6,286	$(389)	$21,854	$527

(a)	Refer to Note 22 to the Consolidated Financial Statements for further detail.
(b)	Refer to Note 20 to the Consolidated Financial Statements for further detail.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows

GMAC LLC • Form 10-K

Year ended December 31, ($ in millions)	2008	2007	2006
Operating activities
Net income (loss)	$1,868	$(2,332)	$2,125
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,239	5,937	6,459
Operating lease impairment	1,234	—	—
Impairment of goodwill and other intangible assets	58	455	840
Amortization and valuation adjustments of mortgage servicing rights	2,250	1,260	843
Provision for credit losses	3,683	3,096	2,000
Loss (gain) on sale of loans, net	1,825	(508)	(1,470)
Net losses (gains) on investment securities	1,203	737	(1,005)
Gain on extinguishment of debt	(12,628)	(563)	—
Originations and purchases of loans held-for-sale	(132,023)	(128,576)	(176,542)
Proceeds from sales and repayments of loans held-for-sale	141,312	121,620	157,196
Net change in:
Trading securities	741	628	370
Deferred income taxes	(396)	95	(1,346)
Interest payable	(651)	(332)	(470)
Other assets	(1,213)	(121)	(2,340)
Other liabilities	178	686	(1,067)
Other, net	415	(622)	(287)

Net cash provided by (used in) operating activities	14,095	1,460	(14,694)

Investing activities
Purchases of available-for-sale securities	(16,202)	(16,682)	(28,184)
Proceeds from sales of available-for-sale securities	14,068	8,049	6,628
Proceeds from maturities of available-for-sale securities	7,502	8,080	23,147
Net increase (decrease) in finance receivables and loans	5,570	(41,972)	(94,869)
Proceeds from sales of finance receivables and loans	1,366	70,903	117,830
Purchases of operating lease assets	(10,544)	(17,268)	(18,190)
Disposals of operating lease assets	7,633	5,472	7,303
Change in notes receivable from GM	(62)	138	1,660
Sales (purchases) of mortgage servicing rights, net	797	561	(61)
Acquisitions of subsidiaries, net of cash acquired	—	(209)	(340)
Proceeds from sale of business units, net	319	15	8,537
Settlement of residual support and risk-sharing obligations with GM	—	—	1,357
Other, net (a)	471	1,157	(21)

Net cash provided by investing activities	10,918	18,244	24,797

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows

GMAC LLC • Form 10-K

Year ended December 31, ($ in millions)	2008	2007	2006
Financing activities
Net change in short-term debt	(22,815)	(9,248)	2,665
Net increase (decrease) in bank deposits	6,447	3,078	(533)
Proceeds from issuance of long-term debt	44,724	70,230	88,180
Repayments of long-term debt	(59,627)	(82,134)	(100,840)
Proceeds from issuance of senior preferred interests	5,000	—	—
Proceeds from issuance of preferred interests	—	—	1,900
Dividends paid	(113)	(179)	(4,755)
Other, net (b)	(1,784)	675	2,792

Net cash used in financing activities	(28,168)	(17,578)	(10,591)

Effect of exchange-rate changes on cash and cash equivalents	629	92	152

Net (decrease) increase in cash and cash equivalents	(2,526)	2,218	(336)
Cash and cash equivalents at beginning of year	17,677	15,459	15,795

Cash and cash equivalents at end of year	$15,151	$17,677	$15,459

Supplemental disclosures
Cash paid for:
Interest	$12,092	$14,871	$15,889
Income taxes	130	481	1,087
Noncash items:
Increase in equity (c)	235	2,173	—
Loans held-for-sale transferred to finance receivables and loans	2,618	13,834	14,549
Finance receivables and loans transferred to loans held-for-sale	4,798	8,181	3,889
Finance receivables and loans transferred to other assets	1,294	2,976	1,771
Available-for-sale securities transferred to trading securities	—	—	927
Available-for-sale securities transferred to restricted assets (e)	548	—	—
Originations of mortgage servicing rights from sold loans	1,182	1,597	1,723
Decrease in mortgage loans held-for-investment upon initial adoption of SFAS 159	3,847	—	—
Decrease in collateralized borrowings upon initial adoption of SFAS 159	3,668	—	—
Capital contributions from members	758	56	951
Noncash dividends paid to GM relating to GMAC sale (d)	—	—	4,984
Other disclosures:
Proceeds from sales and repayments of mortgage loans held-for-investment originally designated as held-for-sale	1,747	6,790	7,562
Proceeds from sales of repossessed, foreclosed, and owned real estate	1,796	2,180	1,306
Liabilities assumed through acquisition	—	1,030	342
Deconsolidation of loans, net	2,353	25,856	—
Deconsolidation of collateralized borrowings	2,539	26,599	—

(a)	Includes securities-lending transactions where cash collateral is received and a corresponding liability is recorded, both of which are presented in investing activities in the amount of $856 million for 2007.
(b)	2007 includes a $1 billion capital contribution from General Motors pursuant to the sale of 51% of GMAC to FIM Holdings LLC.
(c)	Represents long-term debt exchanged for preferred interests in 2008 and conversion of preferred membership interests in 2007.
(d)	Further described in Note 20 to the Consolidated Financial Statements.
(e)	Represents the non cash effects of the loss portfolio transfer further described in Note 13 of the Consolidated Financial Statements.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

1.	Description of Business and Significant Accounting Policies

GMAC LLC (referred to herein as GMAC, we, our, or us) was founded in 1919 as a wholly owned subsidiary of General Motors Corporation (General Motors or GM). On November 30, 2006, GM sold a 51% interest in us for approximately $7.4 billion (the Sale Transactions) to FIM Holdings LLC (FIM Holdings). FIM Holdings is an investment consortium led by Cerberus FIM Investors, LLC, the sole managing member. The consortium also includes Citigroup Inc., Aozora Bank Ltd., and a subsidiary of The PNC Financial Services Group, Inc. On December 24, 2008, the Board of Governors of the Federal Reserve System approved our application to become a bank holding company under the Bank Holding Company Act of 1956, as amended (the BHC Act). In connection with our approval to become a bank holding company, the Board of Governors of the Federal Reserve System indicated in its approval order that (i) GM is required to reduce its ownership interest in GMAC to less than 10% of the voting and total equity of GMAC and (ii) FIM Holdings is required to reduce the aggregate direct and indirect investments to no greater than 14.9% of the voting and 33% of the total equity of GMAC, in each case by March 24, 2009. The foregoing requirements could change in the event our shareholders and the Board of Governors of the Federal Reserve System agree to any modifications.

Residential Capital, LLC (ResCap), our mortgage subsidiary, has been negatively impacted by the events and conditions in the mortgage banking industry and the broader economy. The market deterioration has led to fewer sources of, and significantly reduced levels of, liquidity available to finance ResCap’s operations. Most recently, the widely publicized credit defaults and/or acquisitions of large financial institutions in the marketplace has further restricted credit in the United States and international lending markets. ResCap is highly leveraged relative to its cash flow and continues to recognize substantial losses resulting in a significant deterioration in capital. During the year, ResCap received capital contributions from GMAC of $3.3 billion, including $0.8 billion of forgiveness of debt in its GMAC Mortgage Servicing Rights facility and $2.5 billion through contributions and forgiveness of ResCap debt, which GMAC previously repurchased in the open market at a discount or through our private debt exchange and cash tender offers. In addition, ResCap completed several divestiture activities with GMAC and its affiliates as part of its debt refinancing and other liquidity and capital initiatives. Accordingly, ResCap’s consolidated tangible net worth, as defined, was $350 million as of December 31, 2008, and remained in compliance with the most restrictive consolidated tangible net worth covenant minimum of $250 million. For this purpose, consolidated tangible net worth is defined as ResCap’s consolidated equity, excluding intangible assets and any equity in GMAC Bank to the extent included in ResCap’s consolidated balance sheet. There continues to be a risk that ResCap will not be able to meet its debt service obligations, default on its financial debt covenants due to insufficient capital, and/or be in a negative liquidity position in 2009.

ResCap actively manages its liquidity and capital positions and is continually working on initiatives to address its debt covenant compliance and liquidity needs, including debt maturing in the next twelve months and the identified risks and uncertainties. The accompanying Consolidated Financial Statements continue to reflect ResCap on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

ResCap’s initiatives include, but are not limited to, the following: working continually with key credit providers to optimize all available liquidity options; reducing assets and performing other restructuring activities; focusing production on government and prime conforming products; exploring of strategic alternatives such as alliances, joint ventures and other transactions with third parties; and continually exploring opportunities for funding and capital support from GMAC and its affiliates. Most of these initiatives are outside of ResCap’s control resulting in an increased uncertainty as to their successful execution. There are currently no substantive binding contracts, agreements or understandings with respect to any particular transaction outside the normal course of business other than those disclosed in Note 28 to the Consolidated Financial Statements.

ResCap remains heavily dependent on GMAC and its affiliates for funding and capital support and there can be no assurance that GMAC or its affiliates will continue such actions. We disclosed in a Form 8-K, filed January 8, 2009, that ResCap is an important subsidiary and that we believed the support we provided to ResCap was in the best interests of our stakeholders. We further disclosed that if ResCap were to need additional support, we would provide that support so long as it was in the best interests of our stakeholders. While there can be no assurances, our recently approved status as a regulated bank holding company has increased the importance of our support for ResCap as its core origination and servicing business provides diversification for us.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

On January 30, 2009, GMAC acquired 100 percent of ResCap’s nonvoting equity interest in IB Finance Holding Company, LLC (IB Finance), the parent company of GMAC Bank. This transaction included GMAC converting its $806 million of convertible preferred interests in ResCap into IB Finance interests and forgiving $830 million of ResCap’s debt. As a result, all voting and economic interests in IB Finance are now owned directly by GMAC. Refer to Note 28 to the Consolidated Financial Statements for subsequent events disclosure. The completion of the sale of IB Finance increased ResCap’s consolidated tangible net worth, as defined, by approximately $894 million. Subsequent to the January 30, 2009, sale and deconsolidation by ResCap of IB Finance, ResCap remains in compliance, as of the date of this filing, with its consolidated tangible net worth requirement, as defined, of $250 million.

Although our continued actions through various funding and capital initiatives demonstrate support for ResCap, and our status as a bank holding company and completion of our private debt exchange and cash tender offers better position us to be capable of supporting ResCap, there are currently no commitments or assurances for future funding and/or capital support, except as otherwise provided in this Form 10-K. Consequently, there remains substantial doubt about ResCap’s ability to continue as a going concern. Should we no longer continue to support the capital or liquidity needs of ResCap or should ResCap be unable to successfully execute other initiatives, it would have a material adverse effect on ResCap’s business, results of operations, and financial position.

GMAC has extensive financing and hedging arrangements with ResCap, which could be at risk of nonpayment if ResCap were to file for bankruptcy. As of January 31, 2009, we had approximately $4.1 billion in secured financing arrangements (of which approximately $2.6 billion had been funded) and secured hedging agreements with ResCap, and we owned approximately $500 million of ResCap notes. Amounts outstanding under the secured financing and hedging arrangements fluctuate. If ResCap were to file for bankruptcy, ResCap’s repayments of its financing facilities, including those with us, could be slower than if ResCap had not filed for bankruptcy. In addition, we could be an unsecured creditor of ResCap to the extent that the proceeds from the sale of our collateral are insufficient to repay ResCap’s obligations to us. It is possible that other ResCap creditors would seek to recharacterize our loans to ResCap as equity contributions or to seek equitable subordination of our claims so that the claims of other creditors would have priority over our claims. As a holder of unsecured notes, we would not receive any distributions for the benefit of creditors in a ResCap bankruptcy before secured creditors are repaid. In addition, should ResCap file for bankruptcy, our investment related to ResCap’s equity position would likely be reduced to zero. Based on January 31, 2009, balances, this would result in a $3.1 billion charge to our investment in ResCap. If a ResCap bankruptcy were to occur and a substantial amount of our credit exposure not repaid to us, it would have an adverse impact on our near-term net income and capital position, but we do not believe it would have a materially adverse impact on GMAC’s consolidated financial position over the longer term.

Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and accounts of our majority-owned subsidiaries after eliminating all significant intercompany balances and transactions, and includes all variable interest entities (VIEs) in which we are the primary beneficiary. Refer to Note 23 for further details on our VIEs. Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (GAAP). Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

We operate our international subsidiaries in a similar manner as we operate in the United States of America (U.S. or United States), subject to local laws or other circumstances that may cause us to modify our procedures accordingly. The financial statements of subsidiaries that operate outside of the United States generally are measured using the local currency as the functional currency. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income, a component of equity. Income and expense items are translated at average exchange rates prevailing during the reporting period.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and that affect income and expenses during the reporting period. In developing the estimates and assumptions, management uses all available evidence; however, actual results could differ because of uncertainties associated with estimating the amounts, timing, and likelihood of possible outcomes.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term, highly liquid investments with original maturities of 90 days or less. Cash and cash equivalents that have restrictions on our ability to withdraw the funds are included in other assets on our Consolidated Balance Sheet. The balance of cash equivalents was $7.9 billion and $14.1 billion at December 31, 2008 and 2007, respectively. The book value of cash equivalents approximates fair value because of the short maturities of these instruments. Certain securities with original maturities less than 90 days that are held as a portion of longer-term investment portfolios, primarily relating to GMAC Insurance, are classified as investment securities.

Investment Securities

Our portfolio of investment securities includes government securities, corporate bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts, and other investments. Investment securities are classified based on management’s intent. Our trading securities primarily consist of retained and purchased interests in certain securitizations. The retained interests are carried at fair value with changes in fair value recorded in current period earnings. When included in our portfolio, debt securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Premiums and discounts on debt securities are amortized as an adjustment to investment yield over the contractual term of the security. All other investment securities are classified as available-for-sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income or loss, a component of equity, on an after-tax basis. We employ a systematic methodology that considers available evidence in evaluating potential other-than-temporary impairment of our investments classified as available-for-sale or held-to-maturity. If the cost of an investment exceeds its fair value, we evaluate, among other factors, the magnitude and duration of the decline in fair value. We also evaluate the financial health of and business outlook for the issuer, the performance of the underlying assets for interests in securitized assets, and our intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded to investment income in our Consolidated Statement of Income, and a new cost basis in the investment is established. Realized gains and losses on investment securities are reported in investment income and are determined using the specific identification method.

In 2007, in the normal course of business, we entered into securities-lending agreements with various counterparties. Under these agreements, we lent the rights to designated securities we own in exchange for collateral in the form of cash or governmental securities, approximating 102% (domestic) or 105% (foreign) of the value of the securities loaned. These agreements are primarily overnight in nature and settled the next business day. We were not engaged in securities lending at December 31, 2008. We loaned securities of $850 million and received corresponding cash collateral of $856 million for these loans at December 31, 2007.

Loans Held-for-sale

Loans held-for-sale may include automotive, commercial finance, and residential mortgage receivables and loans and are carried at the lower of aggregate cost or estimated fair value. We disaggregate all delinquent nonprime mortgage loans in our evaluation. Fair value is based on contractually established commitments from investors or is based on current investor yield requirements.

Finance Receivables and Loans

Finance receivables and loans are reported at the principal amount outstanding, net of unearned income, discounts, and allowances. Unearned income, which includes deferred origination fees reduced by origination costs and unearned rate support received from GM, is amortized over the contractual life of the related finance receivable or loan using the interest method. Loan commitment fees are generally deferred and amortized into commercial revenue over the commitment period.

We classify finance receivables and loans between loans held-for-sale and loans held-for-investment based on management’s assessment of our intent and ability to hold loans for the foreseeable future or until maturity. Management’s intent and ability with respect to certain loans may change from time to time depending on a number of factors including economic, liquidity, and capital conditions. Management’s view of the foreseeable future is generally a twelve-month period based on the longest reasonably reliable net income, liquidity, and capital forecast period.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Acquired Loans

Through our Nuvell operations, we acquired certain loans individually and in groups or portfolios that have experienced deterioration of credit quality between origination and our acquisition. The amount paid for these loans reflects our determination that it is probable we will be unable to collect all amounts due according to the loan’s contractual terms. These acquired loans are accounted for under American Institute of Certified Public Accountants Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). We recognize the accretable yield to the excess of our estimate of undiscounted expected principal, interest, and other cash flows (expected at acquisition to be collected) over our initial investment in the acquired asset.

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

Nonaccrual Loans

Consumer and commercial revenue recognition is suspended when finance receivables and loans are placed on nonaccrual status. Prime retail automotive receivables are placed on nonaccrual status when delinquent for 120 days. Nonprime retail automotive receivables are placed on nonaccrual status when delinquent for 60 days. Residential mortgages and commercial real estate loans are placed on nonaccrual status when delinquent for 60 days. Warehouse, construction, commercial automotive loans, and other lending receivables are placed on nonaccrual status when delinquent for 90 days or when determined not to be probable of full collections. Revenue accrued but not collected at the date finance receivables and loans are placed on nonaccrual status is reversed and subsequently recognized only to the extent it is received in cash, until it qualifies for return to accrual status. However, where there is doubt regarding the ultimate collectibility of loan principal, all cash received is applied to reduce the carrying value of such loans. Finance receivables and loans are restored to accrual status only when contractually current and the collection of future payments is reasonably assured.

Impaired Loans

Loans are considered impaired when we determine it is probable that we will be unable to collect all amounts due according to the terms of the loan agreement. Income recognition is consistent with that of nonaccrual loans discussed above. If the recorded investment in impaired loans exceeds the fair value, a valuation allowance is established as a component of the allowance for credit losses. In addition to commercial loans specifically identified for impairment, we have pools of loans that are collectively evaluated for impairment, as discussed within the allowance for credit losses accounting policy.

Allowance for Credit Losses

The allowance for credit losses is management’s estimate of incurred losses in the lending portfolios. Portions of the allowance for credit losses are specified to cover the estimated losses on commercial loans specifically identified for impairment in accordance with SFAS 114. The unspecified portion of the allowance for credit losses covers estimated losses on the homogeneous portfolios of finance receivables and loans collectively evaluated for impairment in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS 5). Amounts determined to be uncollectible are charged against the allowance for credit losses in our Consolidated Balance Sheet. Additionally, losses arising from the sale of repossessed assets, collateralizing automotive finance receivables, and loans are charged to the allowance for credit losses. Recoveries of previously charged-off amounts are credited at time of collection.

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

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

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

Securitizations and Other Off-balance Sheet Transactions

We securitize, sell, and service retail finance receivables, operating leases, wholesale loans, securities, and residential loans. Securitizations are accounted for either as sales and secured financings. Interests in the securitized and sold assets are generally retained in the form of interest-only strips, senior or subordinated interests, cash reserve accounts, and servicing rights. Our retained interests are generally subordinate to investors’ interests. The investors and the securitization trusts generally have no recourse to our other assets for failure of debtors to pay when due.

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

Gains or losses on securitizations and sales are reported in gain (loss) on mortgage and automotive sales, net in our Consolidated Statement of Income for retail finance receivables, wholesale loans, and residential loans. Declines in the fair value of retained interests below the carrying amount are reflected in other comprehensive income, a component of equity, or as investment income (loss) on our Consolidated Statement of Income, if declines are determined to be other than temporary or if the interests are classified as trading. Retained interest-only strips and senior and subordinated interests are generally included in available-for-sale investment securities or in trading investment securities, depending on management’s intent at the time of securitization. Cash reserve accounts related to securitizations are included in other assets on our Consolidated Balance Sheet.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

From time to time, loan modifications are performed within the guidelines established by the pooling and servicing agreements of our various securitization transactions. Over the course of the housing and credit crises, there have been various programs for loan modifications rolled out by various agencies or industry groups or special interest groups (e.g., American Securitization Forum (ASF) and the Federal Deposit Insurance Corporation (FDIC)) for various classes of mortgage loans. The SEC’s Office of the Chief Accountant (OCA) released a letter dated January 8, 2008, related to the first of these programs (issued by the ASF), which stated that when following that program the OCA would not object to continued status of the transferee as a qualifying special-purpose entity (QSPE). Pursuant to that letter, it is our position that following any of these loan modification programs will not impact the continued status of the transferee as a QSPE. Management intends to follow the pooling and servicing agreements or these special programs when modifying loans and to continue to comply with all other QSPE requirements under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140).

Investment in Operating Leases

Investment in operating leases is reported at cost, less accumulated depreciation and net of impairment charges and origination fees or costs. Income from operating lease assets, which includes lease origination fees net of lease origination costs, is recognized as operating lease revenue on a straight-line basis over the scheduled lease term. Depreciation of vehicles is generally provided on a straight-line basis to an estimated residual value over a period, consistent with the term of the underlying operating lease agreement. We evaluate our depreciation policy for leased vehicles on a regular basis.

We have significant investments in the residual values of assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts and are initially determined based on residual values established at contract inception by consulting independently published residual value guides. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and may make adjustments to the depreciation rates to the extent the expected value of the vehicle (including any residual support payments from GM) at lease termination changes. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary based on market considerations and portfolio characteristics. Impairment is determined to exist if the undiscounted expected future cash flows are lower than the carrying value of the asset. Certain triggering events necessitated an impairment review of the investment in operating leases of our Global Automotive Finance operations beginning in the second quarter of 2008. Refer to Note 8 for a discussion of the impairment charges recognized in 2008.

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

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

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

Goodwill and Other Intangibles

Goodwill and other intangible assets, net of accumulated amortization, are reported in other assets. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired. Goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires us to define the reporting units and compare the fair value of each of these reporting units to the respective carrying value. The reporting units used for our 2006 testing represented our operating segments as disclosed in Note 24. During the third quarter of 2007, we reevaluated our reporting units and determined that our Insurance and ResCap operating segments have reporting units one level below the operating segment; therefore, goodwill should be evaluated at the lower level. Insurance has four reporting units based on product offerings, while ResCap’s reporting units are consistent with its reportable segments in its stand-alone financial statements. The primary factors considered for this change were how management operates, reports, and manages these segments. The fair value of the reporting units in our impairment test is determined based on various analyses, including discounted cash flow projections. If the carrying value is less than the fair value, no impairment exists, and the second step does not need to be completed. If the carrying value is higher than the fair value, there is an indication that impairment may exist, and a second step must be performed to compute the amount of the impairment, if any. SFAS 142 requires goodwill to be tested for impairment annually at the same time every year, and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our annual goodwill impairment assessment is concluded upon during the fourth quarter each year. A triggering event necessitated an impairment review during the fourth quarter of 2008 for our Insurance operations’ goodwill reporting units. Refer to Note 11 for a discussion of the related goodwill impairment charge.

Other intangible assets, which include customer lists, trademarks, and other identifiable intangible assets, are amortized on a straight-line basis over an estimated useful life of 3 to 15 years and are subject to impairment testing.

Impairment of Long-lived Assets

The carrying value of long-lived assets (including property and equipment and certain identifiable intangibles) are evaluated for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable from the estimated undiscounted future cash flows expected to result from their use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of their carrying amount to future net undiscounted cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No material impairment was recognized in 2008, 2007, or 2006. Refer to the previous section of this note titled Investment in Operating Leases for a discussion pertaining to impairments related to our investment in operating leases.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Property and Equipment

Property and equipment, stated at cost net of accumulated depreciation and amortization, are reported in other assets. Included in property and equipment are certain buildings, furniture and fixtures, leasehold improvements, company vehicles, IT hardware and software, and capitalized software costs. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which generally ranges from 3 to 30 years. Capitalized software is generally amortized on a straight-line basis over its useful life for a period not to exceed three years. Capitalized software that is not expected to provide substantive service potential or for which development costs significantly exceed the amount originally expected is considered impaired and written down to fair value. Software expenditures that are considered general, administrative, or of a maintenance nature are expensed as incurred.

Deferred Policy Acquisition Costs

Commissions, including compensation paid to producers of automotive service contracts and other costs of acquiring insurance that are primarily related to and vary with the production of business, are deferred and recorded in other assets. Deferred policy acquisition costs are amortized over the terms of the related policies and service contracts on the same basis as premiums and revenue are earned, except for direct response advertising costs, which are amortized over a three-year period based on the expected future benefit. We group costs incurred for acquiring like contracts and consider anticipated investment income in determining the recoverability of these costs.

Private Debt Exchange and Cash Tender Offers

In evaluating the accounting for the private debt exchange and cash tender offers (the Offers), management was required to make a determination as to whether the Offers should be accounted for as a troubled debt restructuring (TDR) or an extinguishment of GMAC and ResCap debt. In concluding on the accounting, management evaluated SFAS 15, Accounting by Creditors and Debtors in Troubled Debt Restructuring, EITF 02-4, Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15 (EITF 02-4), and EITF 96-19, Debtor’s Accounting for a Modification of a Loan (EITF 96-19). The relevant accounting guidance required us to determine whether the exchanges of debt instruments should be accounted for as a TDR. A TDR results when it is determined, evaluating six factors described in EITF 02-4 considered to be indictors of whether a debtor is experiencing financial difficulties, that the debtor is experiencing financial difficulties, and the creditors grant a concession; otherwise, such exchanges should be accounted for as an extinguishment or modification of debt. The assessment of this critical accounting estimate required management to apply a significant amount of judgment in evaluating the inputs, estimates, and internally generated forecast information to conclude on the accounting for the Offers.

In assessing whether GMAC was experiencing financial difficulties for the purpose of accounting for the Offers, management applied EITF 02-4. Our assessment considered internal analyses such as our short-term and long-term liquidity projections, net income forecasts, and run-off projections. These analyses were based upon our consolidated financial condition and our comprehensive ability to service both GMAC and ResCap obligations, and were based only on our current business capabilities and funding sources. In addition to our baseline projections, these analyses incorporated stressed scenarios reflecting continued deterioration of the credit markets, further GM financial distress, and significant curtailments of loan originations. Management assigned probability weights to each scenario to determine an overall risk-weighted projection of our ability to meet our consolidated obligations as they come due. These analyses indicated that we could service all GMAC and ResCap obligations as they came due in the normal course of business.

Our assessment also considered capital market perceptions of our financial condition, such as our credit agency ratings, market values for our debt, analysts’ reports, and public statements made by us and our stakeholders. Due to the rigor applied to our internal projections, management placed more weight on our internal projections and less weight on capital market expectations.

Based on this analysis and after the consideration of the applicable accounting guidance, management concluded the Offers were not deemed to be a TDR. As a result of this conclusion, the Offers were accounted for as an extinguishment of debt under EITF 96-19.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Applying extinguishment accounting, we recognized a gain at the time of the exchange for the difference between the carrying value of the exchanged notes and the fair value of the newly issued securities. In accordance with SFAS 157, Fair Value Measurements, guidance related to Level 3 fair value measures, we performed various analyses with regard to the valuation of the newly issued instruments. Level 3 fair value measures are valuations that are derived primarily from unobservable inputs and rely heavily on management assessments, assumptions, and judgments. In determining the fair value of the newly issued instruments, we performed an internal analysis using trading levels on the trade date, December 29, 2008, of existing GMAC unsecured debt, adjusted for the features of the new instruments. We also obtained bid-ask spreads from brokers attempting to make a market in the new instruments.

Based on the determined fair values, we recognized a pretax gain upon extinguishment of $11.5 billion and reflected the newly issued preferred shares at their fair value, which was estimated to be $234 million on December 29, 2008. The majority of costs associated with the Offers were deferred in the basis of the newly issued bonds. In the aggregate, the offers resulted in an $11.7 billion increase to our consolidated equity position.

Unearned Insurance Premiums and Service Revenue

Insurance premiums, net of premiums ceded to reinsurers, and service revenue are earned over the terms of the policies. The portion of premiums and service revenue written applicable to the unexpired terms of the policies is recorded as unearned insurance premiums or unearned service revenue. For extended service and maintenance contracts, premiums and service revenues are earned on a basis proportionate to the anticipated loss emergence. For other short duration contracts, premiums and unearned service revenue are earned on a pro rata basis.

Reserves for Insurance Losses and Loss Adjustment Expenses

Reserves for insurance losses and loss adjustment expenses are established for the unpaid cost of insured events that have occurred as of a point in time. More specifically, the reserves for insurance losses and loss adjustment expenses represent the accumulation of estimates for both reported losses and those incurred but not reported, including claims adjustment expenses relating to direct insurance and assumed reinsurance agreements. Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred and netted against provision for insurance losses and loss adjustment expenses. Reserves are established for each business at the lowest meaningful level of homogeneous data. Since the reserves are based on estimates, the ultimate liability may vary from such estimates. The estimates are regularly reviewed and adjustments, which can potentially be significant, are included in earnings in the period in which they are deemed necessary.

Derivative Instruments and Hedging Activities

In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), all derivative financial instruments, whether designated for hedging relationships or not, are required to be recorded on the balance sheet as assets or liabilities, carried at fair value. At inception of a hedging relationship, we designate each qualifying derivative financial instrument as a hedge of the fair value of a specifically identified asset or liability (fair value hedge) or as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). We also use derivative financial instruments, which although acquired for risk management purposes, do not qualify for hedge accounting under GAAP. Changes in the fair value of derivative financial instruments that are designated and qualify as fair value hedges, along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. For qualifying cash flow hedges, the effective portion of the change in the fair value of the derivative financial instruments is recorded in accumulated other comprehensive income, a component of equity, and recognized in the income statement when the hedged cash flows affect earnings. Changes in the fair value of derivative financial instruments held for risk management purposes that do not meet the criteria to qualify as hedges under GAAP are reported in current period earnings. The ineffective portions of fair value and cash flow hedges are immediately recognized in earnings.

We formally document all relationships between hedging instruments and hedged items and our risk management objectives for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on our Consolidated Balance Sheet to specific firm commitments or the forecasted transactions. Both at the hedge’s inception and on an ongoing basis, we formally assess whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in fair values or cash flows of hedged items.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

The hedge accounting treatment described herein is no longer applied if a derivative financial instrument is terminated or the hedge designation is removed or is assessed to be no longer highly effective. For these terminated fair value hedges, any changes to the hedged asset or liability remain as part of the basis of the asset or liability and are recognized into income over the remaining life of the asset or liability. In 2007, we discontinued hedge accounting for mortgage loans held-for-sale. For terminated cash flow hedges, unless it is probable that the forecasted cash flows will not occur within a specified period, any changes in fair value of the derivative financial instrument previously recognized remain in other comprehensive income, a component of equity, and are reclassified into earnings in the same period that the hedged cash flows affect earnings.

Loan Commitments

We enter into commitments to make loans whereby the interest rate on the loan is set prior to funding (i.e., interest rate lock commitments). Interest rate lock commitments for loans to be originated or purchased for sale and for loans to be purchased and held-for-investment are derivative financial instruments carried at fair value in accordance with SFAS 133 and Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105). In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (SAB 109). SAB 109 superseded previous SEC guidance on written loan commitments and now requires expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. Effective January 1, 2008, the expected net future cash flows related to the associated servicing of the loan are accounted for through earnings for all written loan commitments accounted at fair value. Servicing assets are recognized as distinct assets once they are contractually separated from the underlying loan by sale or securitization. Interest rate lock commitments are recorded at fair value with changes in value recognized in current period earnings. The determination of the change in fair value includes an estimate of the future MSR that will arise when the loan is sold or securitized. Additionally, Emerging Issues Task Force issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3) was rescinded by Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157); accordingly, we now recognize day-one gains on derivative interest rate lock commitments when applicable.

Income Taxes

Prior to November 30, 2006, we filed a consolidated U.S. federal income tax return with GM. The portion of the consolidated tax recorded by us and our subsidiaries included in the consolidated tax return generally was equivalent to the liability that we would have incurred on a separate return basis and was settled as GM’s tax payments became due.

During 2006, we and a number of our U.S. subsidiaries converted to limited liability companies (LLCs) and effective November 28, 2006, became pass-through entities for U.S. federal income tax purposes. Income taxes incurred by these converting entities have been provided through November 30, 2006, as required under the tax-sharing agreement between GM and GMAC. With a few minor exceptions, subsequent to November 30, 2006, U.S. federal, state, and local income taxes have not been provided for these entities as they have generally ceased to be taxable entities. Any related deferred taxes have been eliminated with respect to entities that have ceased to be taxable enterprises. Entity level taxes still apply for a small number of state and local tax jurisdictions along with foreign withholding taxes. Where an entity level or withholding tax applies, it has been provided for in the consolidated financial statements.

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

During 2008, we received approval to become a bank holding company. This change in status did not result in a change to our methodology for the accounting of current and deferred income taxes in either our pass-through or corporate entities.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Common Membership Interests

As of the date of this filing, we currently have authorized and outstanding common voting membership interests consisting of 216,719 Class A Membership Interests (Class A Interests) and 323,201 Class B Membership Interests (Class B Interests), which have equal rights and preferences in our assets and constitute all of the common voting interests of GMAC (Class A Interests and Class B Interests are collectively referred to as our Common Membership Interests). Currently, FIM Holdings owns all 216,719 Class A Interests (40.14% of total GMAC common voting interests) and GM, through a wholly owned subsidiary of GM, owns all 323,201 Class B Interests (59.86% of total GMAC common voting interests).

We further have authorized and outstanding 8,330 Class C Membership Interests (Class C Interests), which are deemed “profits interests” and not “capital interests,” as those terms are defined under applicable tax regulations, and are held directly by GMAC Management LLC, a wholly owned subsidiary of GMAC. Class C Interests were issued pursuant to the GMAC Management LLC Class C Membership Interest Plan, an incentive compensation plan. GMAC currently has no intention to issue further Class C Interests pursuant to such plan.

Our Common Membership Interests and Class C Interests are privately held. As such, there is no established trading market for these interests.

Preferred Membership Interests

Series D-1 and Series D-2 Preferred Membership Interests

On December 29, 2008, as part of the Automotive Industry Financing Program created under the Troubled Asset Relief Program (TARP) established by the U.S. Department of Treasury (the Treasury) under the Emergency Economic Stabilization Act of 2008 (the EESA), we entered into an agreement (the Purchase Agreement) with the Treasury pursuant to which we issued and sold to the Treasury (i) 5,000,000 units of GMAC’s Fixed Rate Cumulative Perpetual Preferred Membership Interests, Series D-1, having a capital amount of $1,000 per share (the Series D-1 Preferred Interests) and (ii) a ten-year warrant to purchase up to approximately 250,000 units of GMAC’s Fixed Rate Cumulative Perpetual Preferred Membership Interests, Series D-2 (the Warrant Interests), at an initial exercise price of $0.01 per unit (the Warrant), for an aggregate purchase price of $5.0 billion in cash (collectively, the TARP Preferred Interests). On December 29, 2008, the Treasury exercised the Warrant for 250,000 Warrant Interests for an aggregate exercise price of approximately $2,500.

Cumulative distributions on the Series D-1 Preferred Interests accrue at a rate of 8% per annum, on (i) the capital amount per unit of Series D-1 Preferred Interests and (ii) the amount of accrued and unpaid distributions for any prior distribution period on such Series D-1 Preferred Interests, if any. Distributions will be paid only if and when declared by GMAC’s Board of Managers. Declared distributions on the Series D-1 Preferred Interests will be payable quarterly, in arrears. The Series D-1 Preferred Interests has no maturity date and ranks senior to GMAC’s Common Membership Interests and Class C Interests (collectively, the Junior Membership Interests), and ranks equal with GMAC’s other preferred membership interests with respect to the payment of distributions and amounts payable upon liquidation, dissolution and winding-up of GMAC.

The Series D-1 Preferred Interests generally are nonvoting, other than class-voting on certain matters under certain circumstances, including, generally, the authorization of senior membership interests, the amendment of the Series D-1 Preferred Interests and any exchange, reclassification, merger and consolidation involving the Series D-1 Preferred Interests (other than a conversion of GMAC into a corporation). If distributions on the Series D-1 Preferred Interests have not been paid for an aggregate of six quarterly distribution periods or more, whether or not consecutive, GMAC’s authorized number of managers constituting its Board of Managers will be automatically increased by two, and the holders of the Series D-1 Preferred Interests will have the right to elect managers to fill such newly created manager positions. These two managers will serve until all accrued and unpaid distributions on the Series D-1 Preferred Interests have been paid in full.

After the date that is three years from the date of issuance of the Series D-1 Preferred Interests, GMAC may, at its option, redeem, in whole or in part, from time to time, the Series D-1 Preferred Interests then outstanding. Prior to this date, GMAC may redeem the Series D-1 Preferred Interests if (i) GMAC has raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined in Amendment No. 6 to the LLC Agreement) of not less than $1.25 billion and (ii) the aggregate redemption price does not exceed the aggregate net cash proceeds from such Qualified Equity Offerings. Any redemption of the Series D-1 Preferred Interests shall be at a redemption price equal to (i) the capital amount per unit of Series D-1 Preferred Interests, plus (ii) any accrued and unpaid distributions. Holders of the Series D-1 Preferred Interests do

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

not have any right to require the redemption or repurchase of any shares of the Series D-1 Preferred Interests. Any redemption of the Series D-1 Preferred Interests is subject to the consent of the Board of Governors of the Federal Reserve System.

The Warrant Interests have the same rights, preferences, privileges, voting rights and other terms as the Series D-1 Preferred Interests, except that (i) the Warrant Interests receive distributions at a rate of 9% per annum and (ii) the Warrant Interests may not be redeemed until all of the Series D-1 Preferred Interests have been redeemed.

If approved by the GMAC Board of Managers, distributions on the Series D-1 Preferred Interests and the Warrant Interests are payable quarterly on February 15, May 15, August 15 and November 15 of each year.

Subject to certain exceptions, the Purchase Agreement generally prohibits GMAC and its subsidiaries from paying dividends or distributions on, or redeeming repurchasing or acquiring, their membership interests or other equity securities without the consent of the Treasury or, in the case of tax distributions on Junior Membership Interests, without the consent of the President’s Designee (as defined in H.R. 7321) unless GMAC has redeemed the Series D-1 Preferred Interests and Warrant Interests or Treasury has transferred all of the Series D-1 Preferred Interests and Warrant Interests to a third party. Exceptions to these restrictions include, among others, the ability to pay regular distributions on preferred membership interests that are otherwise permitted under the terms of the TARP Preferred Interests.

The Series D-1 Preferred Interests, the Warrant and the Warrant Interests were issued to the Treasury in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. GMAC has agreed to register the resale or secondary offering of the Series D-1 Preferred Interests and the units of Warrant Interests issued on the exercise of the Warrant no later than March 31, 2009.

Class E Preferred Membership Interests

On December 31, 2008, we completed private exchange offers and cash tender offers pursuant to which GMAC purchased and/or exchanged certain of its and its subsidiaries’ (including ResCap’s) outstanding notes (the Offers). In connection with the settlement of the Offers, GMAC issued 2,576,601 units of Class E Preferred Membership Interests (the Class E Interests) to Preferred Blocker Inc. (Blocker), a Delaware corporation and wholly owned nonconsolidated subsidiary of GMAC.

Blocker is entitled to receive from GMAC in respect of the Class E Interests, when, as and if declared by GMAC’s Board of Managers out of funds legally available for payment, cash distributions at the rate per annum of 11.86%. Distributions shall be payable quarterly on February 15, May 15, August 15, and November 15 of each year. Distributions not declared by GMAC’s Board of Managers will accumulate. On January 16, 2009, GMAC completed a $1.25 billion rights offering (the Rights Offering) pursuant to which GMAC issued additional common membership interests to FIM Holdings and a subsidiary of GM. Upon completion of the Rights Offering, the distribution rate on the Class E Interests was reduced from 15.25% per annum to 11.86% per annum. The Class E Interests are generally nonvoting, other than class-voting on certain matters under certain circumstances that are specifically related to the Class E Interests.

Pursuant to the terms of the Offers, Blocker then issued 2,576,601 units of new 9% Cumulative Perpetual Preferred Stock (the Blocker Preferred Stock). Holders of the Blocker Preferred Stock are entitled to receive from the Blocker, when, as and if declared by Blocker’s Board of Directors out of funds legally available for payment, cash dividends at a rate per annum equal to 7%. Upon completion of the Rights Offering, the interest rate on Blocker Preferred was reduced from 9% to 7%. Distributions are payable quarterly on February 15, May 15, August 15, and November 15 of each year, and are cumulative.

GM Preferred Membership Interests

We currently have authorized and outstanding 1,021,764 GM Preferred Membership Interests, all of which are held by GM Preferred Finance Co. Holdings Inc., a wholly owned subsidiary of GM. We are required to make distributions for each fiscal quarter with respect to the GM Preferred Interests if certain conditions are met. Distributions are made in cash on a pro rata basis no later than the tenth business day following the delivery of our quarterly and annual financial statements, and are paid at the rate of 10% per annum. Our Board of Managers is permitted to reduce any distribution to the extent required to avoid a reduction of the equity capital of GMAC below a minimum amount of equity capital equal to approximately $15.5 billion, which was our net book value as of November 30, 2006, as determined in accordance with GAAP. In addition,

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

our Board of Managers may suspend the payment of distributions with respect to any one or more fiscal quarters with majority members’ consent. Distributions not made do not accumulate.

Refer to Item 12 for further information regarding ownership of the foregoing common and preferred membership interests.

Recently Adopted Accounting Standards

SFAS No. 157 — On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a definition of fair value, establishes a framework for measuring fair value under GAAP, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value; therefore, it does not expand the use of fair value in any new circumstance. We adopted SFAS 157 on a prospective basis. SFAS 157 required retrospective adoption of the rescission of Emerging Issues Task Force Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3), and certain other guidance. The impact of adopting SFAS 157 and the rescission of EITF 02-3 on January 1, 2008, was an increase to beginning retained earnings through a cumulative effect of a change in accounting principle of approximately $23 million, related to the recognition of day-one gains on purchased mortgage servicing rights (MSRs) and certain residential loan commitments. Refer to Note 22 to the Consolidated Financial Statements for further detail.

SFAS No. 158 — In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), which amends SFAS No. 87, Employers’ Accounting for Pensions; SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits; SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; and SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003). This Statement requires companies to recognize an asset or liability for the overfunded or underfunded status of their benefit plans in their financial statements. The asset or liability is the offset to accumulated other comprehensive income, consisting of previously unrecognized prior service costs and credits, actuarial gains or losses, and accumulated transition obligations and assets. SFAS 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. The standard provides two transition alternatives for companies to make the measurement-date provisions. During the year ended December 31, 2007, we adopted the recognition and disclosure elements of SFAS 158, which did not have a material effect on our consolidated financial position, results of operations, or cash flows. In addition, we adopted the measurement elements of SFAS 158 for the year ended December 31, 2008. The change in measurement date did not have a material impact on our consolidated financial condition or results of operations.

SFAS No. 159 — On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. We elected to measure at fair value certain financial assets and liabilities, including certain collateralized debt obligations and certain mortgage loans held-for-investment in financing securitization structures. The cumulative effect to beginning retained earnings was a decrease through a cumulative effect of a change in accounting principle of approximately $178 million on January 1, 2008. Refer to Note 22 to the Consolidated Financial Statements for further detail.

SFAS No. 162 — In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities (the Hierarchy). The Hierarchy within SFAS 162 is consistent with that previously defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of “Present Fairly in Conformity With Generally Accepted Accounting Principles” (SAS 69). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the AICPA’s Auditing section No. 411, The Meaning of “Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 did not have a material effect on the Consolidated Financial Statements because we utilize the guidance within SAS 69.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

FASB Staff Position (FSP) FIN 39-1 — On January 1, 2008, we adopted FSP FIN 39-1, Amendment of FAS Interpretation No. 39 (FSP FIN 39). FSP FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP requires an entity to make an election related to the offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments without regard to the company’s intent to settle the transactions on a net basis. We have elected to present these items gross; therefore, upon adoption of FSP FIN 39-1, we increased December 31, 2007, other assets and other liabilities equally by approximately $1.2 billion.

SEC Staff Accounting Bulletin No. 109 — On January 1, 2008, we adopted Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (SAB 109). SAB 109 provides the SEC staff’s views on the accounting for written loan commitments recorded at fair value under GAAP and revises and rescinds portions of SAB 105, Application of Accounting Principles to Loan Commitments (SAB 105). SAB 105 provided the views of the SEC staff regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SAB 105 states that in measuring the fair value of a derivative loan commitment, the staff believed it would be inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and expresses the current view of the SEC staff that, consistent with the guidance in SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS 159, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that the SEC staff believed that internally developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. SAB 109 retains that SEC staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The impact of adopting SAB 109 did not have a material impact on our consolidated financial condition or results of operations.

FSP FAS 157-3 — In October 2008, we adopted FSP FAS 157-3, Determining Fair Value of a Financial Asset in a Market that is not Active (FSP FAS 157-3). This FSP applies to financial assets within the scope of all accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. This FSP clarifies the application of SFAS 157 in a market that is not active and provides key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adopting FSP FAS 157-3 did not have a material impact on our consolidated financial condition or results of operations.

FSP FAS 140-4 and FIN 46(R)-8 — On January 1, 2008, we adopted FSP FAS No. 140-4 and FIN No. 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities: An Amendment to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FSP FAS 140-4 and FIN 46(R)-8), to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities, to require public enterprises to provide additional disclosures about their involvement with VIEs. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is a sponsor that has a variable interest in a VIE and an enterprise that holds a significant variable interest in a QSPE but was not the transferor of financial assets to the QSPE. The disclosures are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and enterprise’s involvement with VIEs. FSP FAS 140-4 and FIN 46(R)-8 are effective for the first reporting period ending after December 15, 2008. Because this impacts the disclosure and not the accounting treatment for transferred financial assets and consolidation of VIES, the adoption of this FSP does not have an impact on our consolidated financial condition or results of operations.

FSP FAS No. 133-1 and FIN 45-4 — On January 1, 2008, we adopted FSP FAS No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP FAS 133-1 and FIN 45-4). FSP FAS 133-1 and FIN 45-4 amends SFAS 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of SFAS 161. FSP FAS 133-1 and FIN 45-4 is effective for annual and interim reporting periods ending after November 15, 2008. In addition, this FSP encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. Because this impacts the disclosure and not the accounting treatment for credit derivative instruments and other guarantees, the adoption of this FSP did not have an impact on our consolidated financial condition or results of operations.

FSP EITF 99-20-1 — In January 2009, we adopted FSP EITF 99-20-1, Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20 (FSP EITF 99-20-1), to achieve a more consistent determination of whether an other-than-temporary impairment has occurred for debt securities classified as available-for-sale or held-to-maturity. This FSP amends Issue 99-20 to align the impairment guidance for beneficial interests with that of other investments analyzed for impairment under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investment is Debt and Equity Securities. This FSP shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The impact of adopting FSP EITF 99-20-1 did not have a material impact on our consolidated financial condition or results of operations.

Recently Issued Accounting Standards

SFAS No. 141(R) — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS No. 141, Business Combinations. SFAS 141(R) establishes principles and requirements for how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R), effective for GMAC on January 1, 2009, applies to all transactions or other events in which GMAC obtains control in one or more businesses. Management will assess each transaction on a case-by-case basis as they occur.

SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160), which requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 will be effective for GMAC on January 1, 2009. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We do not believe the retrospective impacts of adoption will have a material effect on our consolidated financial condition or results of operations. New transactions will be assessed as they occur.

SFAS No. 161 — In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect financial position, financial performance, and cash flows. SFAS 161 will be effective for GMAC on January 1, 2009. Early adoption is permitted. Because SFAS 161 impacts the disclosure and not the accounting treatment for derivative instruments and related hedged items, the adoption of SFAS 161 will not have an impact on our consolidated financial condition or results of operations.

FSP FAS No. 140-3 — In February 2008, the FASB issued FSP FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS 140-3), which provides a consistent framework for the evaluation of a transfer of a financial asset and subsequent repurchase agreement entered into with the same counterparty. FSP FAS 140-3 provides guidelines that must be met in order for an initial transfer and subsequent repurchase agreement to not be considered linked for evaluation. If the transactions do not meet the specified criteria, they are required to be accounted for as one transaction. This FSP will be effective for GMAC on January 1, 2009, and will be applied prospectively to initial transfers and

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

repurchase financings for which the initial transfer is executed on or after adoption. We believe the impact of adopting FSP FAS 140-3 will not have a material effect on our consolidated financial condition or results of operations.

FSP FAS No. 142-3 — In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. We believe the impact of adopting FSP FAS 142-3 will not have a material effect on our consolidated financial condition or results of operations.

EITF Issue No. 08-5 — In September 2008, The Emerging Issues Task Force (EITF) issued EITF No. 08-5, Issuer’s Accounting for Liabilities at Fair Value with a Third-Party Credit Enhancement (EITF 08-5). EITF 08-5 states that the issuer of debt with a third-party credit enhancement that is inseparable from the debt instrument shall not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective on a prospective basis for periods ending after December 15, 2008. The impact of adopting EITF 08-5 is not expected to have a material impact on our consolidated financial condition or results of operations.

EITF Issue No. 08-6 — In November 2008, the Emerging Issues Task Force issued EITF No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6) that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. EITF 08-6 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. EITF 08-6 shall be applied prospectively with early application prohibited. The impact of adopting EITF 08-6 is not expected to have a material impact on our consolidated financial condition or results of operations.

FSP FAS 132(R)-1 — In December 2008, the FASB issued FSP FAS 132(R) -1, Employers’ Disclosures about Postretirement Benefit Plan Assets, to provide guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. This FSP provides objectives for the disclosure about the employer’s (1) investment policies and strategies, (2) categories of plan assets, (3) fair value measurements, and (4) significant concentrations of risk. This FSP is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. Earlier adoption is permitted. Because this impacts the disclosure and not the accounting treatment for benefit and other postretirement plans, adoption of this FSP will not have a material effect on our consolidated financial condition or results of operations.

2.	Insurance Premiums and Service Revenue Earned

The following table is a summary of insurance premiums and service revenue written and earned:

	2008		2007		2006
Year ended December 31, ($ in millions)	Written	Earned	Written	Earned	Written	Earned
Insurance premiums
Direct	$2,782	$2,846	$2,726	$2,810	$2,575	$2,733
Assumed	764	710	671	675	696	693

Gross insurance premiums	3,546	3,556	3,397	3,485	3,271	3,426
Ceded	(696)	(538)	(452)	(460)	(451)	(450)

Net insurance premiums	2,850	3,018	2,945	3,025	2,820	2,976
Service revenue	979	1,311	1,134	1,353	1,215	1,207

Insurance premiums and service revenue written and earned	$3,829	$4,329	$4,079	$4,378	$4,035	$4,183

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

3.	Other Income, Net of Losses

Details of other income, net of losses were as follows:

Year ended December 31, ($ in millions)	2008	2007	2006
Real estate services, net	$(62)	$218	$593
Interest and service fees on transactions with GM (a)	247	326	576
Interest on cash equivalents	237	449	489
Other interest revenue	413	581	536
Full-service leasing fees	403	332	280
Late charges and other administrative fees (b)	165	177	164
Mortgage processing fees and other mortgage (loss) income	(234)	96	193
Interest on restricted cash deposits	114	145	119
Real estate and other investments, net (c)	(496)	74	106
Insurance service fees	138	154	131
Factoring commissions	48	55	60
Specialty lending fees	41	39	57
Fair value adjustment on certain derivatives (d)	(99)	100	6
Changes in fair value for SFAS 159 elections, net (e)	(237)	—	—
Other	(77)	(14)	333

Total other income, net of losses	$601	$2,732	$3,643

(a)	Refer to Note 20 for a description of related party transactions.
(b)	Includes nonmortgage securitization fees.
(c)	During 2008 we recognized $765 million in losses related to an investment accounted for using the equity method. The losses included $195 million as an estimate of our share of the investee’s net loss and the impairment of our remaining investment interests of $570 million. As of December 31, 2008, we have no remaining balance in our investment, no further financial obligations, and have ceased equity method accounting. Furthermore, as the audited financial statements related to this investee are not yet available, and due to the fact that the ultimate finalization of the financial information will not have a further impact on our recognized losses, we are not providing summarized financial information.
(d)	Refer to Note 16 for a description of derivative instruments and hedging activities.
(e)	Refer to Note 22 for a description of SFAS 159 fair value option elections.

4.	Other Operating Expenses

Details of other operating expenses were as follows:

Year ended December 31, ($ in millions)	2008	2007	2006
Insurance commissions	$922	$947	$898
Technology and communications expense	646	655	573
Professional services	666	451	493
Advertising and marketing	215	282	363
Mortgage representation and warranty expense, net	294	256	66
Premises and equipment depreciation	170	196	253
Rent and storage	198	227	243
Full-service leasing vehicle maintenance costs	366	298	257
Lease and loan administration	155	208	222
Auto remarketing and repossession	305	220	288
Restructuring expenses	234	134	—
Operating lease disposal loss	388	27	29
Other	1,946	1,385	1,091

Total other operating expenses	$6,505	$5,286	$4,776

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

5.	Investment Securities

Our portfolio of securities includes bonds, equity securities, asset- and mortgage-backed securities, notes, interests in securitization trusts, and other investments. The cost, fair value, and gross unrealized gains and losses on available-for-sale and held-to-maturity securities were as follows:

December 31, ($ in millions)	2008				2007
	Cost	Gross unrealized		Fair value	Cost	Gross unrealized		Fair value
		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$389	$31	$—	$420	$1,687	$30	$(1)	$1,716
States and political subdivisions	876	31	(26)	881	695	23	(3)	715
Foreign government securities	887	25	—	912	795	7	(2)	800
Mortgage-backed securities:
Residential	191	4	(2)	193	230	1	—	231
Commercial	17	—	(2)	15	18	—	—	18
Asset-backed securities	823	—	(2)	821	1,412	1	(1)	1,412
Interest-only strips	2	4	—	6	11	7	—	18
Corporate debt securities	2,431	24	(165)	2,290	6,548	24	(84)	6,488
Other	440	4	—	444	1,532	4	(10)	1,526

Total debt securities (a)	6,056	123	(197)	5,982	12,928	97	(101)	12,924
Equity securities	525	79	(98)	506	475	185	(22)	638

Total available-for-sale securities	$6,581	$202	$(295)	$6,488	$13,403	$282	$(123)	$13,562

Held-to-maturity securities
Total held-to-maturity securities	$3	$—	$—	$3	$3	$—	$—	$3

(a)	In connection with certain borrowings and letters of credit relating to certain assumed reinsurance contracts, $154 million and $162 million of primarily U.S. Treasury securities were pledged as collateral as of December 31, 2008 and 2007, respectively.

We had other-than-temporary impairment write-downs of $223 million, $5 million, and $12 million for the years ended December 31, 2008, 2007, and 2006, respectively. Gross unrealized gains and losses on investment securities available-for-sale totaled $232 million and $67 million, respectively, as of December 31, 2006.

The fair value, unrealized gains (losses) and amount pledged as collateral for our portfolio of trading securities were as follows:

December 31, ($ in millions)	2008	2007
Trading securities
Fair value
U.S. Treasury Securities	$409	$257
Mortgage-backed securities
Residential	237	924
Commercial	7	6
Mortgage residual interests	274	686
Asset-backed securities	509	469
Interest-only strips	499	771
Principal-only strips	18	46
Debt and other	1	16

Total trading securities	$1,954	$3,175

Net unrealized losses (a)	$(2,037)	$(635)
Pledged as collateral	$908	$752

(a)	Unrealized gains and losses are included in investment income on a current period basis. Net unrealized gains totaled $118 million at December 31, 2006.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

The maturity distribution of available-for-sale and held-to-maturity debt securities outstanding is summarized in the following table. Prepayments may cause actual maturities to differ from scheduled maturities.

	Available-for-sale		Held-to-maturity
December 31, 2008 ($ in millions)	Cost	Fair value	Cost	Fair value
Due in one year or less	$1,019	$1,021	$—	$—
Due after one year through five years	1,967	1,964	—	—
Due after five years through ten years	1,426	1,384	—	—
Due after ten years	678	646	—	—
Mortgage-backed securities and interests in securitization trusts	966	967	3	3

Total securities	$6,056	$5,982	$3	$3

The following table presents gross gains and losses realized upon the sales of available-for-sale securities.

Year ended December 31, ($ in millions)	2008	2007	2006
Gross realized gains (a)	$109	$253	$1,081
Gross realized losses	(238)	(65)	(76)

Net realized (losses) gains	$(129)	$188	$1,005

(a)	Gains realized in 2006 primarily relate to the rebalancing of the investment portfolio at our Insurance operations.

Certain available-for-sale securities were sold at a loss in 2008, 2007, and 2006 as a result of market conditions within these respective periods (e.g., a downgrade in the rating of a debt security). In the opinion of management, the gross unrealized losses in the table below are not considered to be other than temporarily impaired. Refer to Note 1 to the Consolidated Financial Statements for further information related to investment securities and our methodology for evaluating potential other-than-temporary impairment.

	2008				2007
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
($ in millions)
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$7	$—	$1	$—	$130	$—	$212	$(1)
States and political subdivisions	251	(18)	56	(8)	78	(1)	31	(2)
Foreign government securities	36	—	19	—	290	(1)	51	(1)
Mortgage-backed securities	19	(2)	23	(2)	17	—	17	—
Asset-backed securities	13	(2)	18	—	—	—	185	(1)
Corporate debt securities	1,190	(144)	235	(21)	1,000	(13)	3,294	(71)
Other	1	—	4	—	519	(9)	53	(1)

Total temporarily impaired debt securities	1,517	(166)	356	(31)	2,034	(24)	3,843	(77)
Equity securities	249	(98)	4	—	125	(19)	9	(3)

Total available-for-sale securities	$1,766	$(264)	$360	$(31)	$2,159	$(43)	$3,852	$(80)

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

6.	Finance Receivables and Loans, and Loans Held-for-sale

The composition of finance receivables and loans outstanding was as follows:

	2008			2007
December 31, ($ in millions)	Domestic	Foreign	Total	Domestic	Foreign	Total
Consumer
Retail automotive	$16,281	$21,705	$37,986	$20,030	$25,576	$45,606
Residential mortgages (a)	21,319	4,658	25,977	34,839	7,324	42,163

Total consumer	37,600	26,363	63,963	54,869	32,900	87,769
Commercial
Automotive
Wholesale	16,035	8,094	24,129	14,689	8,272	22,961
Leasing and lease financing	211	634	845	296	930	1,226
Term loans to dealers and other	2,608	531	3,139	2,478	857	3,335
Commercial and industrial	4,884	1,157	6,041	6,431	2,313	8,744
Real estate construction and other	1,696	260	1,956	2,943	536	3,479

Total commercial	25,434	10,676	36,110	26,837	12,908	39,745

Total finance receivables and loans (b) (c)	$63,034	$37,039	$100,073	$81,706	$45,808	$127,514

(a)	Domestic residential mortgages include $1.9 billion at fair value as a result of election made under SFAS 159 as of December 31, 2008. Refer to Note 22 for additional information.
(b)	Net of unearned income of $3.4 billion and $4.0 billion at December 31, 2008 and 2007, respectively.
(c)	The aggregate unpaid principal balance of finance receivables and loans maturing in the next five years is as follows: $43,820 million in 2009; $10,989 million in 2010; $8,971 million in 2011; $7,289 million in 2012; $4,556 million in 2013, and $35,160 million in 2014 and thereafter. Prepayments and charge-offs may cause actual maturities to differ from scheduled maturities.

The composition of loans held-for-sale was as follows:

December 31, ($ in millions)	2008	2007
Consumer
Retail automotive	$3,805	$8,400
Residential mortgages	2,629	12,078

Total consumer	6,434	20,478
Commercial
Automotive wholesale	252	81
Commercial and industrial	1,233	—

Total commercial	1,485	81

Total loans held-for-sale	$7,919	$20,559

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

The following table presents an analysis of the activity in the allowance for credit losses on finance receivables and loans.

Year ended December 31,	2008			2007			2006
($ in millions)	Consumer	Commercial	Total	Consumer	Commercial	Total	Consumer	Commercial	Total
Allowance at beginning of year	$2,141	$614	$2,755	$2,969	$607	$3,576	$2,652	$433	$3,085
Provision for credit losses	2,907	776	3,683	2,600	496	3,096	1,668	332	2,000
Charge-offs
Domestic	(1,714)	(478)	(2,192)	(1,956)	(442)	(2,398)	(1,436)	(139)	(1,575)
Foreign	(326)	(21)	(347)	(219)	(74)	(293)	(182)	(35)	(217)

Total charge-offs	(2,040)	(499)	(2,539)	(2,175)	(516)	(2,691)	(1,618)	(174)	(1,792)

Recoveries
Domestic	197	22	219	207	17	224	198	14	212
Foreign	67	4	71	67	7	74	47	3	50

Total recoveries	264	26	290	274	24	298	245	17	262

Net charge-offs	(1,776)	(473)	(2,249)	(1,901)	(492)	(2,393)	(1,373)	(157)	(1,530)
Reduction of allowance due adoption of SFAS 159	(489)	—	(489)	—	—	—	—	—	—
Reduction of allowance due to deconsolidation (a)	(127)	—	(127)	(1,540)	—	(1,540)	—	—	—
Impacts of foreign currency translation	(121)	(20)	(141)	13	3	16	19	(1)	18
Securitization activity	1	—	1	—	—	—	3	—	3

Allowance at end of year	$2,536	$897	$3,433	$2,141	$614	$2,755	$2,969	$607	$3,576

(a)	During both 2007 and 2008, ResCap completed the sale of residual cash flows related to a number of on-balance sheet securitizations. ResCap completed the approved actions necessary to cause the securitization trusts to satisfy the QSPE requirement of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The actions resulted in the deconsolidation of various securitization trusts.

The following table presents information about commercial finance receivables and loans specifically identified for impairment.

December 31, ($ in millions)	2008	2007
Impaired commercial finance receivables and loans (a)	$2,886	$741
Related allowance	703	348
Average balance of impaired loans during the year	1,600	1,066

(a)	Includes loans of $106 million and $20 million as of December 31, 2008 and 2007, respectively, that had no related allowance.

We have loans that were acquired in a transfer, which at acquisition had evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

The carrying amount of these loans, included in the balance sheet amounts of finance receivables and loans, was as follows:

December 31, ($ in millions)	2008	2007	2006
Consumer finance receivables	$965	$1,641	$2,576
Allowance	(147)	(121)	(105)

Total carrying amount	$818	$1,520	$2,471

For loans acquired after December 31, 2005, AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, requires us to record revenue using an accretable yield method. The following table represents accretable yield activity:

Year ended December 31, ($ in millions)	2008	2007
Accretable yield at beginning of year	$98	$146
Additions	—	58
Accretion	(14)	(72)
Reclassification from nonaccretable difference	(71)	(6)
Disposals	(7)	(28)

Accretable yield at end of year	$6	$98

Loans acquired during each year for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

Year ended December 31, ($ in millions)	2008	2007
Contractually required payments receivable at acquisition — consumer	$157	$1,887
Cash flows expected to be collected at acquisition	154	968
Basis in acquired loans at acquisition	91	691

7.	Off-balance Sheet Securitizations

We sell pools of automotive and residential mortgage loans via securitization transactions that qualify for off-balance sheet treatment under GAAP. The purpose of these securitizations is to provide a permanent funding and exit for these assets. In executing the securitization transactions, we typically sell the pools to wholly owned special-purpose entities (SPEs), which then sell the loans to a separate, transaction-specific bankruptcy remote SPE (a securitization trust) for cash, MSRs, and, in some transactions, retained interests. The securitization trust issues and sell interests to investors that are collateralized by the secured loans and entitle the investors to specified cash flows generated from the securitized loans.

Each securitization is governed by various legal documents that limit and specify the activities of the securitization vehicle. The securitization vehicle is generally allowed to acquire the loans being sold to it, issue interests to investors to fund the acquisition of the loans, and enter into derivatives or other yield maintenance contracts to hedge or mitigate certain risks related to the asset pool or debt securities. Additionally, the securitization vehicle is required to service the assets it holds and the debt or interest it has issued. These functions are performed by a servicer appointed within the underlying legal documents. Servicing functions include, but are not limited to, collecting payments from borrowers, performing escrow functions, monitoring delinquencies, liquidating assets, investing funds until distribution, remitting payments to investors, and accounting for and reporting information to investors.

Generally, the assets initially transferred into the securitization vehicle are the sole funding source to the investors and the various other parties that perform services for the transaction, such as the servicer or the trustee. In certain transactions, a liquidity provider or facility may exist to provide temporary liquidity to the structure. The liquidity provider generally is reimbursed prior to other parties in subsequent distribution periods. Bond insurance may also exist to cover certain shortfalls

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

to certain investors. In certain securitizations, the servicer is required to advance scheduled principal and interest payments due on the pool, regardless of whether they have been received from the borrowers. The servicer is allowed to reimburse itself for these servicing advances. Lastly, certain securitization transactions may allow for the acquisition of additional loans subsequent to the initial loan. These loans will generally be funded by principal collections on other loans and/or the issuance of new interests, such as variable funding notes; we are often contractually required to invest in these new interests. Additionally, we provide certain guarantees, as discussed in Note 26.

As part of our securitizations, we typically retain servicing responsibilities and other retained interests. Accordingly, our servicing responsibilities result in continued involvement in the form of servicing the underlying asset (primary servicing) and/or servicing the bonds resulting from the securitization transactions (master servicing) through servicing platforms. As noted above, certain securitizations require the servicer to advance scheduled principal and interest payments due on the pool, regardless of whether they are received from borrowers. Accordingly, we are required to provide these servicing advances when applicable. In certain of our securitizations, it may be required to fund certain investor triggered put redemptions whereas we are allowed to reimburse ourselves by repurchasing loans at par. Typically, for retail automotive finance receivables where we are paid a fee, we have concluded that the fee represents adequate compensation as a servicer and, as such, no servicing asset or liability is recognized. Considering the short-term revolving nature of wholesale loans, no servicing asset or liability is recognized upon securitization of the loans. As of December 31, 2008, the weighted average basic servicing fees for our primary servicing activities were 100 basis points, 100 basis points, and 28 basis points of the outstanding principal balance for sold retail finance receivables, wholesale loans, and residential mortgage loans, respectively. Additionally, we retain the rights to cash flows remaining after the investors in most securitization trusts have received their contractual payments. In certain retail securitization transactions, retail receivables are sold on a servicing retained basis but with no servicing compensation and, as such, a servicing liability is established and reported in other liabilities. As of December 31, 2008 and 2007, servicing liabilities of $1 million and $9 million, respectively, were outstanding related to these retail automotive securitization transactions. Refer to Note 1 and Note 22 regarding the valuation of servicing rights.

We maintain cash reserve accounts at predetermined amounts for certain securitization activities in the event that deficiencies occur in cash flows owed to the investors. The amounts available in these cash reserve accounts related to securitizations of retail finance receivables, wholesale loans, and residential mortgage loans, totaled $136 million, $576 million, and $202 million, as of December 31, 2008, respectively, and $100 million, $756 million, and $277 million as of December 31, 2007, respectively.

The retained interests we may receive represents a continuing economic interest in the securitization. Retained interests include, but are not limited to, senior or subordinate mortgage- or asset-backed securities, interest-only strips, principal-only strips, and residuals. Certain of these retained interests provide credit enhancement to the securitization structure as they may absorb credit losses or other cash shortfalls. Additionally, the securitization documents may require cash flows to be directed away from certain of our retained interests due to specific over-collateralization requirements, which may or may not be performance driven. The value of any interests that continue to be held take into consideration the features of the securitization transaction and are generally subject to credit, prepayment, and/or interest rate risks on the transferred financial assets. Refer to Note 1 and Note 22 regarding the valuation of retained interests. We are typically not required to continue retaining these interests. In the past, we have sold certain of these retained interests when it best aligns to our economic or strategic plans.

The investors and/or securitization trusts have no recourse to us, with the exception of customary market representation and warranty repurchase provisions and in certain transactions, early payment default provisions. Representation and warranty repurchase provisions generally require us to repurchase loans to the extent it is subsequently determined that the loans were ineligible or were otherwise defective at the time of sale. Due to market conditions, early payment default provisions were included in certain securitization transactions, which require us to repurchase loans if the borrower is delinquent in making certain specific payments subsequent to the sale.

We hold certain conditional repurchase options that allow us to repurchase assets from the securitization. The majority of the securitizations provide us, as servicer, with a call option that allows us to repurchase the remaining assets or outstanding debt once the asset pool reaches a predefined level, which represents the point where servicing is burdensome compared to the

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

benefits of servicing. Such an option is referred to as a cleanup call. As servicer, we are allowed to exercise this option at our discretion anytime after the asset pool size falls below the predefined level. The repurchase price for the loans is typically par plus accrued interest. Additionally, we may hold other conditional repurchase options that allow for us to repurchase the asset if certain events, outside our control, are met. The typical conditional repurchase option is a delinquent loan repurchase option, which give us the option to purchase the loan if it exceeds a certain pre-specified delinquency level. We have complete discretion regarding when or if we will exercise these options, but generally we will do so when it is in our best interest to do so. We purchased $6 million and $262 million of assets under cleanup calls during the years ended December 31, 2008 and 2007, respectively. We purchased $2 million and $101 million of mortgage loans under delinquent loan repurchase options during the years ended December 31, 2008 and 2007, respectively.

As required under GAAP, the loans sold into securitization transactions are derecognized. The assets obtained from the securitization are reported as cash, retained interests, or servicing rights. We have elected fair value treatment for our existing mortgage servicing rights portfolio. Our retained interest portfolio is classified as trading or available-for-sale securities; therefore, the portfolio is carried at fair value with valuation adjustments reported through earnings or equity. The valuation adjustments related to trading securities are reported as investment income (loss) in our Consolidated Statement of Income. The valuation adjustments related to unrealized gains and losses of our available-for-sale securities are reported as a component of accumulated other comprehensive income in our Consolidated Balance Sheet. The realized gains and losses of our available-for-sale securities are reported as investment income (loss) in our Consolidated Income Statement, except for securitization trust income, which is reported as other income, net of losses. Liabilities incurred as part of the transaction, such as representation and warranties provisions or early payment default provisions, are recorded at fair value at the time of sale and are reported as accrued expenses and other liabilities on our Consolidated Balance Sheet. Upon the sale of the loans, a gain or loss on sale is recognized for the difference between the assets recognized, the assets derecognized, and the liabilities recognized as part of the transaction.

The following summarizes the type and amount of loans held by the securitization trusts in transactions that qualified for off-balance sheet treatment:

December 31, ($ in billions)	2008	2007
Securitization
Retail finance receivables	$13.3	$15.6
Wholesale loans	12.5	18.4
Mortgage loans (a)	126.2	138.3

Total off-balance sheet activities	$152.0	$172.3

(a)	Excludes $887 million of loans held by securitization trusts that we have the option to repurchase under EITF Issue No. 02-9, Accounting for Changes that Result in a Transferor Regaining Control of Financial Assets Sold, as they are included in consumer finance receivable and loans.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Key economic assumptions used in measuring the estimated fair value of retained interests of sales completed during 2008, 2007, and 2006, as of the dates of those sales, were as follows:

Year ended December 31,	Retail finance receivables (a)	ResCap (b)
2008
Key assumptions (c):
Annual prepayment speed (d)	1.2-1.4%	1.9-30.0%
Weighted average life (in years)	1.9-2.0	2.4-9.1
Expected credit losses	1.6-2.5%	0.0-3.5%
Discount rate	22.0-25.0%	2.8-25.0%

2007
Key assumptions (c):
Annual prepayment speed (d)	1.2-1.4%	0.6-43.4%
Weighted average life (in years)	1.8-1.9	1.1-14.0
Expected credit losses	1.5-2.1%	0.0-14.5%
Discount rate	16.0-20.0%	4.3-32.6%

2006
Key assumptions (c):
Annual prepayment speed (d)	0.9-1.7%	0.0-90.0%
Weighted average life (in years)	1.5-1.8	1.1-10.5
Expected credit losses	0.4-0.9%	0.0-18.3%
Discount rate	9.5-16.0%	7.0-25.0%

(a)	The fair value of retained interests in wholesale securitizations approximates carrying value because of the short-term and floating-rate nature of wholesale loans.
(b)	Included within residential mortgage loans are home equity loans and lines, high loan-to-value loans, and residential first and second mortgage loans.
(c)	The assumptions used to measure the expected yield on variable-rate retained interests are based on a benchmark interest rate yield curve plus a contractual spread, as appropriate. The actual yield curve utilized varies depending on the specific retained interests.
(d)	Based on the weighted average maturity (WAM) for finance receivables and constant prepayment rate (CPR) for mortgage loans.

The following table summarizes pretax gains on securitizations and certain cash flows received from and paid to securitization trusts for transfers of finance receivables and loans completed during 2008.

	2008
Year ended December 31, ($ in millions)	Retail finance receivables	Wholesale loans	ResCap
Pretax (losses) gains on securitizations	$(68)	$269	$(161)
Cash inflows:
Proceeds from new securitizations	4,916	—	2,333
Servicing fees received	165	117	385
Other cash flows received on retained interests	301	505	193
Proceeds from collections reinvested in revolving securitizations	—	57,022	—
Repayments of servicing advances	65	—	1,145
Cash outflows:
Servicing advances	(72)	—	(1,195)
Purchase obligations and options:
Representations and warranties obligations	—	—	(160)
Administrator or servicer actions	(62)	—	—
Asset performance conditional calls	—	—	(2)
Cleanup calls	(6)	—	—

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

The following table summarizes pretax gains on securitizations and certain cash flows received from and paid to securitization trusts for transfers of finance receivables and loans completed during 2007 and 2006.

	2007			2006
Year ended December 31, ($ in millions)	Retail finance receivables	Wholesale loans	ResCap	Retail finance receivables	Wholesale loans	ResCap
Pretax gains (losses) on securitizations	$141	$511	$45	$(51)	$601	$825
Cash inflows:
Proceeds from new securitizations	11,440	1,318	35,861	6,302	—	65,687
Servicing fees received	96	157	545	65	181	480
Other cash flows received on retained interests	284	522	401	232	140	587
Proceeds from collections reinvested in revolving securitizations	—	87,985	122	—	96,969	—
Repayments of servicing advances	79	—	987	46	—	1,199
Cash outflows:
Servicing advances	(90)	—	(1,023)	(51)	—	(1,265)
Purchase obligations and options:
Mortgage loans under conditional call option	—	—	(147)	—	—	(20)
Representations and warranties obligations	—	—	(457)	—	—	(94)
Administrator or servicer actions	(39)	—	(54)	(27)	—	(60)
Asset performance conditional calls	—	—	(101)	—	—	(14)
Cleanup calls	(8)	—	(254)	(242)	—	(1,055)

The following table summarizes the key economic assumptions and the sensitivity of the fair value of retained interests at December 31, 2008 and 2007, to immediate 10% and 20% adverse changes in those assumptions.

	2008		2007

Year ended December 31, ($ in millions)	Retail finance receivables (a)	ResCap	Retail finance receivables	ResCap
Carrying value/fair value of retained interests	$897	$369	$1,097	$912
Weighted average life (in years)	0.0-1.5	0.9-10.4	0.0-1.7	1.5-35.5
Annual prepayment rate	0.6-1.1%WAM	0.1-85.5%CPR	0.6-1.3%WAM	0.0-60.7%CPR
Impact of 10% adverse change	$(5)	$(10)	$(5)	$(26)
Impact of 20% adverse change	(9)	(21)	(10)	(49)

Loss assumption	0.2-3.4% (b)	0.0-59.0%	0.3-2.3% (b)	0.0-38.0%
Impact of 10% adverse change	$(23)	$(9)	$(17)	$(47)
Impact of 20% adverse change	(46)	(16)	(33)	(86)

Discount rate	9.5-33.0%	(1.3)-125.3%	6.7-25.0%	4.4-33.9%
Impact of 10% adverse change	$(42)	$(16)	$(29)	$(40)
Impact of 20% adverse change	(81)	(30)	(57)	(76)

Market rate	(c)	(c)	(c)	(c)
Impact of 10% adverse change	$—	$(2)	$(2)	$(13)
Impact of 20% adverse change	—	(3)	(4)	(23)

(a)	The fair value of retained interests in wholesale securitizations approximates carrying value of $710 million (inclusive of a $34 million valuation allowance) because of the short-term and floating-rate nature of wholesale receivables.
(b)	Net of a reserve for expected credit losses totaling $8 million and $9 million at December 31, 2008 and 2007, respectively. These amounts are included in the fair value of the retained interests, which are classified as investment securities.
(c)	Forward benchmark interest rate yield curve plus contractual spread.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities. Additionally, we utilize derivative instruments to mitigate interest rate and prepayment risks associated with certain of the retained interests; the effects of these hedge strategies have not been considered herein.

Expected static pool net credit losses include actual incurred losses plus projected net credit losses divided by the original balance of the outstandings comprising the securitization pool. The following table displays the expected static pool net credit losses on our securitization transactions.

December 31, (a)	2008	2007	2006
Retail automotive	1.9%	1.1%	0.6%
Residential mortgage	0.0-59.0%	0.0-38.0%	0.0-12.8%

(a)	Static pool losses not applicable to wholesale finance receivable securitizations because of their short-term nature.

The following table presents components of securitized financial assets and other assets managed, along with quantitative information about delinquencies and net credit losses.

	Total finance receivables and loans		Amount 60 days or more past due		Net credit losses
December 31, ($ in millions)	2008	2007	2008	2007	2008	2007
Retail automotive	$55,884	$68,382	$1,060	$654	$1,034	$672
Residential mortgage	154,841	192,579	13,266	12,360	5,247	4,302

Total consumer	210,725	260,961	14,326	13,014	6,281	4,974

Wholesale	35,205	40,820	157	54	10	2
Other automotive and commercial	11,981	16,864	1,303	580	417	388

Total commercial	47,186	57,684	1,460	634	427	390

Total managed portfolio (a)	257,911	318,645	$15,786	$13,648	$6,708	$5,364

Securitized finance receivables and loans	(149,919)	(170,572)
Loans held-for-sale (unpaid principal)	(7,919)	(20,559)

Total finance receivables and loans	$100,073	$127,514

(a)	Managed portfolio represents finance receivables and loans on the balance sheet or that have been securitized, excluding securitized finance receivables and loans that we continue to service but have no other continuing involvement (i.e., in which we retain an interest or risk of loss in the underlying receivables).

8.	Investment in Operating Leases

Investments in operating leases were as follows:

December 31, ($ in millions)	2008	2007
Vehicles and other equipment, after impairment	$35,625	$40,410
Accumulated depreciation	(9,235)	(8,062)

Investment in operating leases, net	$26,390	$32,348

The future lease nonresidual rental payments due from customers for equipment on operating leases at December 31, 2008, totaled $11,841 million and are due as follows: $6,149 million in 2009, $3,901 million in 2010, $1,530 million in 2011, $237 million in 2012, and $24 million in 2013 and after.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Our investments in operating lease assets represents the expected future cash flows we expect to realize under the operating leases and includes both customer payments and the expected residual value upon remarketing the vehicle at the end of the lease. As described in Note 20, GM may sponsor residual support programs that result in the contractual residual value being in excess of our standard residual value. GM reimburses us if remarketing sales proceeds are less than the customer’s contract residual value limited to our standard residual value. In addition to residual support programs, GM also participates in a risk-sharing arrangement whereby GM shares equally in residual losses to the extent that remarketing proceeds are below our standard residual rates (limited to a floor). In connection with the sale of 51% ownership interest in GMAC, GM settled its estimated liabilities with respect to residual support and risk sharing on a portion of our operating lease portfolio. Based on the December 31, 2008, outstanding U.S. operating lease portfolio, the maximum amount that could be paid by GM under the residual support programs and the risk-sharing arrangement is approximately $1.4 billion and $1.7 billion, respectively, as more fully discussed in Note 20.

We evaluate the carrying value of our operating lease assets and test for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), when events or circumstances necessitate the evaluation. Generally, impairment is determined to exist if the undiscounted expected future cash flows are lower than the carrying value of the asset.

In light of significant declines in used vehicle prices during 2008 in the United States, Canada, and several international markets, we concluded certain triggering events occurred during the year ended December 31, 2008, requiring an evaluation of certain operating lease assets within our Global Automotive Finance operations for recoverability. We grouped these operating lease assets at the lowest level that we could reasonably estimate the identifiable cash flows. In assessing for recoverability, we compared our estimates of future cash flows related to these lease assets to their corresponding carrying values. We considered all of the expected cash flows, including customer payments, the expected residual value upon remarketing the vehicle at lease termination, and any payments from GM under residual risk-sharing agreements. To the extent these undiscounted cash flows were less than their respective carrying values, we discounted the cash flows to arrive at an estimated fair value. As a result of this evaluation, during the year ended December 31, 2008, we reduced our carrying values to equal the estimated fair values and realized impairment charges of $1,234 million. Impairments recognized by our North American Automotive Finance operations consisted of $808 million related to sport-utility vehicles and trucks in the United States and Canada and $384 million related to the car portfolio in the United States. The impairment recognized by our International Automotive Finance operations totaled $42 million and related to the full-service leasing portfolio.

While we believe our estimates of discounted future cash flows used for the impairment analysis were reasonable based on current market conditions, the process required the use of significant estimates and assumptions. In developing these estimates and assumptions, management used all available evidence. However, because of uncertainties associated with estimating the amounts, timing, and likelihood of possible outcomes, actual cash flows could ultimately differ from those estimated as part of the recoverability and impairment analyses.

Imbedded in our residual value projections are estimates of projected recoveries from GM relative to residual support and risk-sharing agreements. No adjustment to these estimates has been made with respect to the collectibility of the projected recoveries from GM. To the extent an allowance would have been included in the estimate of projected recoveries from GM, lease impairments and depreciation rates could have been higher and the stated value of lease assets could have been lower. As of December 31, 2008, expected residual values included estimates of payments from GM of approximately $1.8 billion related to residual support and risk-sharing agreements. To the extent GM is not able to fully honor its obligations relative to these agreements, our depreciation expense and remarketing performance would be negatively impacted.

9.	Mortgage Servicing Rights

We define our classes of mortgage servicing rights (MSRs) based on both the availability of market inputs and the manner in which we manage our risks of our servicing assets and liabilities. Sufficient market inputs exist to determine the fair value of our recognized servicing assets and servicing liabilities.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

The following table summarizes activity related to MSRs carried at fair value.

($ in millions)	2008	2007
Estimated fair value at January 1,	$4,703	$4,930
Additions obtained from sales of financial assets	1,182	1,597
Additions from purchases of servicing rights	—	3
Subtractions from sales of servicing assets	(797)	(564)
Changes in fair value:
Due to changes in valuation inputs or assumptions used in the valuation model	(1,401)	(687)
Recognized day-one gains on previously purchased MSRs upon adoption of SFAS 157 (a)	11	—
Other changes in fair value (b)	(849)	(572)
Other changes that affect the balance	(1)	(4)

Estimated fair value at December 31,	$2,848	$4,703

(a)	Refer to Note 20 for additional information.
(b)	During the year ended December 31, 2008, ResCap’s international operations recognized a $16 million valuation write-down to the servicing assets included in the figure above. The write-down was related to servicer obligations contingent upon actions taken by bondholders during securitization. As the servicer obligation is within the underlying servicing contracts, this loss was reflected as a write-down to the servicing assets. Also included in the balance are foreign currency adjustments and the extinguishment of mortgage servicing rights related to the exercise of clean-up calls of certain securitization transactions.

Changes in fair value, due to changes in valuation inputs or assumptions used in the valuation models, include all changes due to a revaluation by a model or by a benchmarking exercise. This line item also includes changes in fair value due to a change in valuation assumptions and/or model calculations. Other changes in fair value primarily include the accretion of the present value of the discount related to forecasted cash flows and the economic run-off of the portfolio, foreign currency adjustments, and the extinguishment of mortgage servicing rights related to clean-up calls of securitization transactions.

The key economic assumptions and sensitivity of the current fair value of MSRs to immediate 10% and 20% adverse changes in those assumptions are as follows:

December 31, ($ in millions)	2008	2007
Range of prepayment speeds (constant prepayment rate)	0.7-46.5%	0.0-49.1%
Impact on fair value of 10% adverse change	$(239)	$(265)
Impact on fair value of 20% adverse change	(449)	(501)
Range of discount rates	2.7-130.3%	5.0-29.0%
Impact on fair value of 10% adverse change	$(32)	$(66)
Impact on fair value of 20% adverse change	(62)	(120)

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

The primary risk relating to MSRs is interest rate risk and the resulting impact on prepayments. A significant decline in interest rates could lead to higher than expected prepayments, which could reduce the value of the mortgage servicing rights. We economically hedge the income statement impact of these risks with both derivative and nonderivative financial instruments. These instruments include interest rate swaps, caps and floors, options to purchase these items, futures, and forward contracts and/or purchasing or selling U.S. Treasury and principal-only securities. At December 31, 2008, the fair value of derivative financial instruments and nonderivative financial instruments used to mitigate these risks amounted to $977 million and $0 million, respectively. At December 31, 2007, the fair value of derivative financial instruments and

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

nonderivative financial instruments used to mitigate these risks amounted to $900 million and $257 million, respectively. The change in the fair value of the derivative financial instruments amounted to gains of $2 billion and $716 million for the years ended December 31, 2008 and 2007, respectively, and is included in servicing asset valuation and hedge activities, net in our Consolidated Statement of Income.

The components of mortgage servicing fees were as follows:

Year ended December 31, ($ in millions)	2008	2007
Contractual servicing fees, net of guarantee fees and including subservicing	$1,231	$1,517
Late fees	113	164
Ancillary fees	144	110

Total	$1,488	$1,791

We pledged MSRs of $2.6 billion and $2.7 billion as collateral for borrowings at December 31, 2008 and 2007, respectively.

We have an active risk management program to hedge the value of MSRs. The MSRs risk management program contemplates the use of derivative financial instruments, U.S. Treasury securities, and principal-only securities that experience changes in value offsetting those of the MSRs in response to changes in market interest rates. Refer to Note 16 for a discussion of the derivative financial instruments used to hedge mortgage servicing rights. U.S. Treasury securities used in connection with this risk management strategy are designated as trading or available-for-sale.

During the third quarter of 2008, ResCap’s consolidated tangible net worth, as defined, fell below $1.0 billion, giving Fannie Mae the right to pursue certain remedies under the master agreement and contract between GMAC Mortgage, LLC, its consolidated subsidiary, and Fannie Mae. ResCap reached an agreement with Fannie Mae to provide Fannie Mae with collateral valued at $200 million, in addition to $100 million previously provided, and agreed to sell and transfer the servicing on mortgage loans having an unpaid principal balance of approximately $12.6 billion, or approximately 9% of the total principal balance of loans ResCap services for Fannie Mae. In return for these actions, Fannie Mae agreed to forbear, until January 31, 2009, from exercising contractual remedies otherwise available to them due to the decline in ResCap’s consolidated tangible net worth, as defined. On January 29, 2009, Fannie Mae extended the forbearance period to March 31, 2009. These remedies could include, among other things, a reduction in the ability to sell loans to Fannie Mae, a reduction in the capacity to service loans for Fannie Mae, or could require ResCap to transfer the servicing it performs for Fannie Mae. Management believes that selling the servicing related to the loans described above will have an incremental positive impact on ResCap’s liquidity and overall cost of servicing, since it will no longer be required to advance delinquent payments on those loans. Meeting Fannie Mae’s collateral request had a negative impact on ResCap’s liquidity. If Fannie Mae deems ResCap’s consolidated tangible net worth, as defined, to be inadequate following the expiration of the forbearance period referred to above, and if Fannie Mae then determines to exercise their contractual remedies as described above, it would adversely affect ResCap’s profitability and financial condition.

Also during the fourth quarter of 2008, GMAC Mortgage LLC, a subsidiary of ResCap, received notice from Fannie Mae that it was in breach of the servicer rating requirement as set forth in the master agreement and contract between Fannie Mae and GMAC Mortgage, LLC. As a result of this breach, Fannie Mae is entitled to exercise certain rights and remedies as permitted by its contract with GMAC Mortgage, LLC. Fannie Mae is taking no immediate action as a result of this breach of the servicer rating requirement and is granting a temporary waiver of this requirement for the period from the date of notification, December 22, 2008, up to and including March 31, 2009, subject, however, to enhanced servicing reviews by Fannie Mae and Fannie Mae’s determination that GMAC Mortgage, LLC continues to provide satisfactory servicing performance. On March 31, 2009, the waiver will expire and GMAC Mortgage, LLC will be required to be in compliance with the servicer rating requirement.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

10.	Premiums and Other Insurance Receivables

Premiums and other insurance receivables consisted of the following:

December 31, ($ in millions)	2008	2007
Prepaid reinsurance premiums	$511	$364
Reinsurance recoverable on unpaid losses	1,660	893
Reinsurance recoverable on paid losses	126	52
Premiums receivable (a)	698	721

Total premiums and other insurance receivables	$2,995	$2,030

(a)	Net of an $18 million and $9 million allowance for uncollectible premiums receivables at December 31, 2008 and 2007, respectively.

11.	Other Assets

Other assets consisted of:

December 31, ($ in millions)	2008	2007
Property and equipment at cost	$1,535	$1,759
Accumulated depreciation	(1,104)	(1,200)

Net property and equipment	431	559
Fair value of derivative contracts in receivable position	5,014	5,677
Cash reserve deposits held-for-securitization trusts (a)	3,160	3,350
Restricted cash collections for securitization trusts (b)	3,143	2,397
Servicer advances	2,126	1,847
Restricted cash and cash equivalents	2,014	527
Deferred policy acquisition cost	1,512	1,702
Goodwill	1,357	1,496
Repossessed and foreclosed assets, net, at lower of cost or fair value	916	1,347
Debt issuance costs	788	601
Real estate and other investments (c)	642	2,237
Accrued interest and rent receivable	591	881
Investment in used vehicles held-for-sale, at lower of cost or fair value	574	792
Intangible assets, net of accumulated amortization (d)	60	93
Securities lending (e)	—	856
Subordinated note receivable	—	250
Other assets	5,105	3,643

Total other assets	$27,433	$28,255

(a)	Represents credit enhancement in the form of cash reserves for various securitization transactions we have executed.
(b)	Represents cash collection from customer payments on securitized receivables. These funds are distributed to investors as payments on the related secured debt.
(c)	Includes residential real estate investments of $189 million and $1.1 billion and related accumulated depreciation of $2 million and $16 million for years ended December 31, 2008 and 2007, respectively.
(d)	Aggregate amortization expense on intangible assets was $24 million and $18 million for the years ended December 31, 2008 and 2007, respectively. Amortization expense is expected to average $9 million per year over the next five fiscal years.
(e)	During the three months ended June 30, 2008, our Insurance operations ceased securities-lending activities within its investment portfolio.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

The changes in the carrying amounts of goodwill for the periods shown were as follows:

($ in millions)	North American Automotive Finance operations	International Automotive Finance operations	ResCap	Insurance	Other	Total
Goodwill at December 31, 2006	$14	$523	$471	$819	$—	$1,827
Goodwill acquired	—	—	—	134	—	134
Impairment losses (a)	—	—	(455)	—	—	(455)
Other	—	—	(2)	—	2	—
Foreign currency translation effect	—	4	(14)	—	—	(10)

Goodwill at December 31, 2007	$14	$527	$—	$953	$2	$1,496
Impairment losses (b)	(14)	—	—	(42)	(2)	(58)
Foreign currency translation effect	—	(37)	—	(44)	—	(81)

Goodwill at December 31, 2008	$—	$490	$—	$867	$—	$1,357

(a)	During the three months ended September 30, 2007, we initiated an evaluation of goodwill of ResCap for potential impairment in accordance with SFAS 142, Goodwill and Other Intangible Assets (SFAS 142). This interim test was initiated in light of deteriorating conditions in the residential and home building markets, including significant changes in the mortgage secondary market, tightening underwriting guidelines, reducing product offerings, and recent credit downgrades of ResCap’s unsecured debt obligations. These factors had a significant impact on our view of ResCap’s future expected asset levels and growth rate assumptions. Consistent with prior assessments, the fair value of the ResCap business was determined using an internally developed discounted cash flow methodology. In addition, we took into consideration other relevant indicators of value available in the marketplace such as recent market transactions and trading values of all ResCap goodwill exceeded its fair value, resulting in an impairment loss of $455 million in 2007.
(b)	During the three months ended December 31, 2008, our Insurance operations initiated an evaluation of goodwill for potential impairment in accordance with SFAS 142, which was in addition to our annual impairment evaluation. This test was initiated in light of a more-than-likely expectation that one of its reporting units or a significant portion of one of its reporting units will be sold. The fair value was determined using an offer provided by a willing purchaser. Based upon the preliminary results of the assessment, our Insurance operations concluded that the carrying value of one of its reporting units exceeded its fair value, resulting in an impairment loss of $42 million during the year ended December 31, 2008.

12.	Debt

December 31, ($ in millions)	Weighted average interest rates (a)		2008			2007
	2008	2007	Unsecured	Secured	Total	Unsecured	Secured	Total
Short-term debt
Commercial paper			$146	$—	$146	$1,439	$—	$1,439
Demand notes			1,342	—	1,342	6,584	—	6,584
Bank loans and overdrafts			2,963	—	2,963	7,182	—	7,182
Repurchase agreements and other (b)			657	5,278	5,935	678	17,923	18,601

Total short-term debt	6.5%	6.6%	5,108	5,278	10,386	15,883	17,923	33,806
Long-term debt
Due within one year	4.8%	6.1%	10,279	18,858	29,137	17,661	19,868	37,529
Due after one year	5.8%	6.3%	37,101	48,972	86,073	68,224	53,018	121,242

Total long-term debt (c)	5.6%	6.3%	47,380	67,830	115,210	85,885	72,886	158,771
Fair value adjustment (d)			725	—	725	571	—	571

Total debt			$53,213	$73,108	$126,321	$102,339	$90,809	$193,148

(a)	The weighted average interest rates include the effects of derivative financial instruments designated as hedges of debt.
(b)	Repurchase agreements consist of secured financing arrangements with third parties at ResCap. Other primarily includes nonbank secured borrowings and notes payable to GM. Refer to Note 20 for further details.
(c)	Secured long-term debt includes $1.9 billion at fair value as a result of election made under SFAS 159. Refer to Note 22 for additional information.
(d)	To adjust fixed-rate debt designated as a hedge item in accordance with SFAS 133.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

The following table presents the scheduled maturity of long-term debt at December 31, 2008, assuming no early redemptions will occur. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

Year ended December 31, ($ in millions)	Unsecured (a)	Secured (b)	Total
2009	$11,768	$18,858	$30,626
2010	7,320	21,072	28,392
2011	10,051	13,571	23,622
2012	5,093	2,696	7,789
2013	1,939	3,414	5,353
2014 and thereafter	16,710	4,467	21,177
Original issue discount (c)	(5,501)	—	(5,501)

Long-term debt (d)	47,380	64,078	111,458
Collateralized borrowings in securitization trusts (e)	—	3,752	3,752

Total long-term debt	$47,380	$67,830	$115,210

(a)	Scheduled maturities of ResCap unsecured long-term debt are as follows: $530 million in 2009; $1,289 million in 2010; $209 million in 2011; $347 million in 2012; $539 million in 2013; and $216 million in 2014 and thereafter. These maturities exclude ResCap debt held by GMAC.
(b)	Scheduled maturities of ResCap secured long-term debt are as follows: $597 million in 2009; $2,115 million in 2010; $878 million in 2011; $1,873 million in 2012; $3,129 million in 2013; and $4,467 million in 2014 and thereafter. These maturities exclude ResCap debt held by GMAC.
(c)	Scheduled amortization of original issue discount is as follows: $1,489 million in 2009; $1,262 million in 2010; $981 million in 2011; $336 million in 2012; $249 million in 2013; and $1,184 million in 2014 and thereafter.
(d)	Debt issues totaling $14,565 million are redeemable at or above par, at our option anytime before the scheduled maturity dates, the latest of which is November 2049.
(e)	Collateralized borrowings in securitization trust represents mortgage lending-related debt that is repaid upon the principal payments of underlying assets.

To achieve the desired balance between fixed and variable-rate debt, we utilize interest rate swap and interest rate cap agreements. The use of these derivative financial instruments had the effect of synthetically converting $20.7 billion of our $69.6 billion of fixed-rate debt into variable-rate obligations and $19.3 billion of our $61.5 billion of variable-rate debt into fixed-rate obligations at December 31, 2008. In addition, certain of our debt obligations are denominated in currencies other than the currency of the issuing country. Foreign currency swap agreements are used to hedge exposure to changes in the exchange rates of these obligations.

In June 2008, we entered into a new secured revolving credit facility with capacity of $11.4 billion. This facility is secured by U.S. and Canadian automotive finance assets, and the borrowers under the facility are structured as bankruptcy-remote special-purpose entities. Capacity under this facility declines to $7.9 billion after two years and ultimately matures in June 2011.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

This facility includes a leverage ratio covenant that requires our reporting segments, excluding the ResCap reporting segment, to have a ratio of consolidated borrowed funds to consolidated net worth not to exceed 11.0:1. For purposes of this calculation, the numerator is our total debt on a consolidated basis (excluding obligations of bankruptcy-remote special-purpose entities), less the total debt of the ResCap reporting segment in our consolidated balance sheet (excluding obligations of bankruptcy-remote special-purpose entities). The denominator is our consolidated net worth less ResCap’s consolidated net worth and certain extensions of credit from us to ResCap. As of December 31, 2008, the leverage ratio was 2.8:1. The following table summarizes the calculation of the leverage ratio covenant.

December 31, 2008 ($ in millions)	GMAC LLC	Less: ResCap	Adjusted leverage metrics
Consolidated borrowed funds:
Total debt	$126,321	$30,576	$95,745
Less:
Obligations of bankruptcy-remote SPEs	(54,876)	(3,753)	(51,123)
Intersegment eliminations	—	(7,440)	7,440

Consolidated borrowed funds used for leverage ratio	$71,445	$19,383	$52,062

Consolidated net worth:
Total equity	$21,854	$2,187	$19,667
Less:
Intersegment credit extensions	(866)	—	(866)

Consolidated net worth used for leverage ratio	$20,988	$2,187	$18,801

Leverage ratio (a)			2.8

(a)	We remain subject to a leverage ratio as previously calculated prior to the formation of the June 2008 secured revolving credit facility, but on significantly reduced debt balances relative to prior periods. As of December 31, 2008, the leverage ratio as calculated based on the previous methodology was 3.3:1.

The following summarizes assets restricted as collateral for the payment of the related debt obligation primarily arising from securitization transactions accounted for as secured borrowings and repurchase agreements:

	2008		2007
December 31, ($ in millions)	Assets	Related secured debt (a)	Assets	Related secured debt (a)
Loans held-for-sale	$2,433	$660	$10,437	$6,765
Mortgage assets held-for-investment and lending receivables	26,294	14,725	45,534	33,911
Retail automotive finance receivables	30,676	22,091	23,079	19,094
Wholesale automotive finance receivables	20,738	11,857	10,092	7,709
Investment securities	646	481	880	788
Investment in operating leases, net	18,885	16,744	20,107	17,926
Real estate investments and other assets	19,264	6,550	14,429	4,616

Total	$118,936	$73,108	$124,558	$90,809

(a)	Included as part of secured debt are repurchase agreements of $588 million and $3.6 billion where we have pledged assets as collateral for approximately the same amount of debt at December 31, 2008 and 2007, respectively.

Private Debt Exchange and Cash Tender Offers

On November 20, 2008, we commenced separate private exchange and cash tender offers to purchase and/or exchange certain of our and our subsidiaries (the GMAC Offers) and ResCap’s (the ResCap Offers) outstanding notes held by eligible holders for cash, newly issued notes of GMAC and, in the case of the GMAC Offers only, preferred stock of a wholly owned GMAC subsidiary.

In the GMAC Offers, we offered to purchase and/or exchange any and all of certain old GMAC notes (the GMAC Old Notes) held by eligible holders for, at the election of each eligible holder, either (a)(i) newly issued senior guaranteed notes of

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

GMAC on substantially the same terms as the applicable series of GMAC Old Notes exchanged (the Guaranteed Notes), except for the Guaranteed Notes being guaranteed by certain subsidiaries of GMAC, and (ii) newly issued 9% perpetual senior preferred stock (which has been subsequently reduced to 7% pursuant to the terms of such securities) with a liquidation preference of $1,000 per share of a wholly owned nonconsolidated subsidiary of GMAC (the New Preferred Stock) or (b) cash, in each case in the amounts per $1,000 principal amount of GMAC Old Notes as specified in the related offering materials. To the extent that cash required to purchase all GMAC Old Notes tendered pursuant to cash elections exceeded $2 billion, each eligible holder who made a cash election had the amount of GMAC Old Notes it tendered for cash accepted on a pro rata basis across all series such that the aggregate amount of cash spent in the offers equaled $2 billion, and the balance of GMAC Old Notes each such holder tendered that was not accepted for purchase for cash was exchanged into new securities as if such holder had made a new securities election in accordance with option (a) described in this paragraph above.

The Guaranteed Notes are guaranteed (the Note Guarantees), on a joint and several basis, by GMAC Latin America Holdings LLC, GMAC International Holdings Coöperatief U.A., GMAC Continental LLC, IB Finance Holding Company LLC, and GMAC US LLC (each a Note Guarantor), which are all wholly owned subsidiaries of GMAC. The Note Guarantees are senior obligations of each Note Guarantor and rank equally with all existing and future senior debt of each Note Guarantor. The Note Guarantees rank senior to all subordinated debt of each Note Guarantor.

In the ResCap Offers, GMAC offered to purchase and/or exchange any and all of certain ResCap notes (the ResCap Old Notes) held by eligible holders for, at the election of each eligible holder, either (a)(i) in the case of 8.50% notes of ResCap maturing on May 15, 2010, newly issued 7.50% senior notes of GMAC due 2013 (the New Senior Notes) or (ii) in the case of all other series of ResCap Old Notes, a combination of New Senior Notes and newly issued 8.00% subordinated notes of GMAC due 2018 (the Subordinated Notes) or (b) cash, in all cases in the amount of $1,000 principal amount of ResCap Old Notes as specified in the related offering materials. To the extent that cash required to purchase all ResCap Old Notes tendered pursuant to cash elections exceeded $500 million, each eligible holder who made a cash election had the amount of ResCap Old Notes it tendered for cash accepted on a pro rata basis across all series such that the aggregate amount of cash spent in the offers equaled $500 million, and the balance of ResCap Old Notes each such holder tendered that was not accepted for purchase for cash was exchanged into new securities as if such holder had made a new securities election in accordance with option (a) described in this paragraph above.

The GMAC Offers and ResCap Offers (collectively, the Offers) settled on December 31, 2008. Approximately $17.5 billion in aggregate principal amount (or 59%) of the outstanding GMAC Old Notes were validly tendered and accepted in the GMAC Offers and approximately $3.7 billion in aggregate principal amount (or 39%) of the outstanding ResCap Old Notes were validly tendered and accepted in the ResCap Offers.

The GMAC Offers and ResCap Offers were accounted for in accordance with EITF 96-19 and resulted in a pretax gain on extinguishment of debt of $11.5 billion. The gain on extinguishment consisted of a $3.8 billion principal discount, a $5.4 billion discount representing the difference between the face value and the estimated fair value of the new GMAC and ResCap notes, and a $2.3 billion discount representing the difference between the face value and estimated fair value of the new preferred stock. The discount of the new GMAC and ResCap notes will be amortized as interest expense over the terms of the new notes using the effective interest method.

The accounting for the GMAC Offers and ResCap Offers required the use of critical accounting judgments and estimates. Refer to Note 1 for additional information.

From time to time, we repurchase our publicly traded debt as part of our cash and liquidity management strategy. In the fourth quarter of 2007, we paid $900 million through open-market repurchases and $241 million through a tender offer for publicly traded ResCap debt securities, resulting in an after-tax gain of $563 million. Also in the fourth quarter of 2007, we paid $287 million through open-market repurchases of GMAC debt securities, resulting in an after-tax gain of $16 million.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Liquidity Facilities

Liquidity facilities represent additional funding sources. The financial institutions providing the uncommitted facilities are not legally obligated to advance funds under these facilities. Capacity under the secured facilities is generally available to the extent we contribute incremental collateral to a facility. The following table summarizes the liquidity facilities that we maintain.

	Total capacity		Current capacity (a)		Potential capacity (b)		Outstanding
December 31, ($ in billions)	2008	2007	2008	2007	2008	2007	2008	2007
Committed unsecured:
Global Automotive Finance operations	$1.7	$8.9	$0.2	$7.0	$—	$—	$1.5	$1.9
ResCap	—	3.6	—	1.8	—	—	—	1.8
Other	—	0.1	—	0.1	—	—	—	—
Committed secured:
Global Automotive Finance operations (c)	56.2	62.0	0.7	0.1	15.6	22.9	39.9	39.0
ResCap	5.4	33.2	—	—	2.3	17.4	3.1	15.8
Other	2.9	3.8	—	—	1.0	1.7	1.9	2.1

Total committed facilities	66.2	111.6	0.9	9.0	18.9	42.0	46.4	60.6

Uncommitted unsecured:
Global Automotive Finance operations	2.1	8.5	0.2	1.2	—	—	1.9	7.3
ResCap	0.1	0.6	0.1	0.2	—	—	—	0.4
Other	—	0.2	—	—	—	—	—	0.2
Uncommitted secured:
Global Automotive Finance operations	4.4	—	—	—	4.1	—	0.3	—
ResCap	9.5	21.6	—	—	0.2	9.5	9.3	12.1
Other	0.1	—	—	—	—	—	0.1	—

Total uncommitted facilities	16.2	30.9	0.3	1.4	4.3	9.5	11.6	20.0

Total	$82.4	$142.5	$1.2	$10.4	$23.2	$51.5	$58.0	$80.6

Whole-loan forward flow agreements (d)	$17.8	$37.4	$—	$—	$17.8	$37.4	$—	$—

Total commitments	$100.2	$179.9	$1.2	$10.4	$41.0	$88.9	$58.0	$80.6

(a)	Funding is generally available upon request as excess collateral resides in certain facilities.
(b)	Funding is generally available to the extent incremental collateral is contributed to the facilities.
(c)	Potential capacity includes undrawn credit commitments that serve as backup liquidity to support our asset-backed commercial paper program (NCAT). There was $9.0 billion and $12.0 billion of potential capacity that was supporting $8.0 billion and $6.9 billion of outstanding NCAT commercial paper as of December 31, 2008 and 2007, respectively. The NCAT commercial paper outstanding is not included in our Consolidated Balance Sheets. On November 25, 2008, certain asset-backed securities owned by NCAT were downgraded by Moody’s and S&P. As a result of the downgrades, under the terms of NCAT’s liquidity facility documents, a cure period was provided during which GMAC, as administrator of NCAT, could work with Moody’s and S&P to take steps to secure a ratings upgrade for the downgraded securities. No such upgrade was achieved prior to the end of the cure period on January 23, 2009, and at that point an orderly wind-down of NCAT’s operations began. During the wind-down phase NCAT can continue to issue commercial paper but cannot use the proceeds of issuances to purchase additional asset-backed securities (or increase the principal amount of any revolving asset-backed securities it currently owns).
(d)	Represents commitments of financial institutions to purchase U.S. automotive retail assets.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

13.	Reserves for Insurance Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the activity in the reserves for insurance losses and loss adjustment expenses.

Year ended December 31, ($ in millions)	2008	2007	2006
Balance at beginning of year	$3,089	$2,630	$2,534
Reinsurance recoverables	(893)	(876)	(762)

Net balance at beginning of year	2,196	1,754	1,772
Net reserves ceded — retroactive reinsurance (a)	(703)	—	—
Net reserves from acquisitions	—	418	80
Incurred related to
Current year	2,579	2,522	2,513
Prior years (b)	(57)	(71)	(93)

Total incurred (c)	2,522	2,451	2,420
Paid related to
Current year	(1,692)	(1,641)	(1,723)
Prior years	(931)	(808)	(803)

Total paid	(2,623)	(2,449)	(2,526)
Effects of exchange-rate changes	(157)	22	8

Net balance at end of year (d)	1,235	2,196	1,754
Reinsurance recoverables	1,660	893	876

Balance at end of year	$2,895	$3,089	$2,630

(a)	On November 3, 2008, we entered into a loss portfolio transfer that ceded our losses and loss adjustment expenses related to business underwritten by our U.S. reinsurance agency, which was sold on the same date. The loss portfolio transfer was accounted for as retroactive reinsurance, in accordance with SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. Retroactive reinsurance balances result from reinsurance placed to cover losses on insured events occurring prior to the inception of a reinsurance contract.
(b)	Incurred losses and loss adjustment expenses during 2008, 2007, and 2006 were reduced by $57 million, $71 million, and $93 million, respectively, as a result of decreases in prior years’ reserve estimates that were lower than anticipated for certain reinsurance coverages assumed and private passenger automobile coverages in both the United States and internationally. In addition, 2006 included a $20 million reduction of reserves related to an insurance program, which was ultimately transferred to GM.
(c)	Reflected net of reinsurance recoveries totaling $405 million, $246 million, and $306 million for the years ended December 31, 2008, 2007, and 2006, respectively.
(d)	Includes exposure to asbestos and environmental claims from the reinsurance of general liability, commercial multiple peril, homeowners’ and workers’ compensation claims. Reported claim activity to date has not been significant. Net reserves for loss and loss adjustment expenses for these matters were $4 million at December 31, 2008, and $5 million at December 31, 2007 and 2006.

14.	Deposit Liabilities

Deposit liabilities consisted of the following:

December 31, ($ in millions)	2008	2007
Noninterest bearing deposits	$1,466	$1,570
NOW and money market checking accounts	3,618	3,673
Certificates of deposit	14,342	7,697
Dealer wholesale deposits	378	2,300
Dealer term-loan deposits	3	41

Deposit liabilities	$19,807	$15,281

Noninterest bearing deposits primarily represent third-party escrows associated with ResCap’s loan servicing portfolio. The escrow deposits are not subject to an executed agreement and can be withdrawn without penalty at any time. At December 31, 2008 and 2007, certificates of deposit included $9.6 billion and $6.6 billion, respectively, of brokered certificates of deposit.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

The following table presents the scheduled maturity of brokered deposits at December 31, 2008.

Year ended December 31, ($ in millions)
2009	$7,217
2010	1,927
2011	378
2012	30
2013	71

Total brokered deposits	$9,623

15.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of:

December 31, ($ in millions)	2008	2007
Fair value of derivative contracts in payable position	$2,653	$2,540
Employee compensation and benefits	453	458
Factored client payables	394	770
Securitization trustee payable	821	1,152
GM payable, net	322	513
Taxes payable, net	506	425
Deferred income taxes, net	558	1,250
Accounts payable	2,586	1,970
Deferred revenue	602	1,184
Other liabilities	3,831	4,420

Total accrued expenses and other liabilities	$12,726	$14,682

16.	Derivative Instruments and Hedging Activities

We enter into interest rate and foreign currency futures, forwards, options, and swaps in connection with our market risk management activities. Derivative instruments are used to manage interest rate risk relating to specific groups of assets and liabilities, including investment securities, loans held-for-sale, mortgage servicing rights, debt, deposits, and off-balance sheet securitizations. In addition, foreign exchange contracts are used to mitigate foreign currency risk associated with foreign-currency-denominated debt and foreign exchange transactions. In accordance with SFAS 133, as amended and interpreted, we record derivative financial instruments on our Consolidated Balance Sheet as assets or liabilities at fair value. Changes in fair value are accounted for depending on the use of the derivative financial instruments and whether it qualifies for hedge accounting treatment.

Our primary objective for utilizing derivative financial instruments is to manage market risk volatility associated with interest rate and foreign currency risks related to the assets and liabilities of the automotive finance and mortgage operations. Managing this volatility enables us to price our finance and mortgage offerings at competitive rates and to minimize the impact of market risk on our earnings. These strategies are applied on a decentralized basis by the respective Global Automotive Finance and ResCap operations, consistent with the level at which market risk is managed, but are subject to various limits and controls at both the local unit and consolidated level. One of the key goals of our strategy is to modify the asset and liability and interest rate mix, including the assets and liabilities associated with securitization transactions that may be recorded in off-balance sheet SPEs. In addition, we use derivative financial instruments to mitigate the risk of changes in the fair values of mortgage loans held-for-sale and mortgage servicing rights. Derivative financial instruments are also utilized to manage the foreign currency exposure related to foreign-currency-denominated debt. The following summarizes our derivative activity based on the accounting hedge designation:

Fair Value Hedges

Our fair value hedges consist of hedges of fixed-rate debt obligations. Interest rate swaps are used to modify our exposure to interest rate risk by converting fixed-rate debt to a floating rate. Generally, individual swaps are designated as hedges of specific debt at the time of issuance with the terms of the swap matching the terms of the underlying debt. As the

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

terms of the swap are designed to match the terms of the debt, a significant portion of our debt obligation hedging relationships receive short-cut treatment under SFAS 133 resulting in the assumption of no hedge ineffectiveness. Certain of our fair value hedges of debt, however, do not receive short-cut treatment because of differences in option features between the interest rate swap and the companion hedged debt or the underlying debt hedged was partially repurchased after the swap was traded. Ineffectiveness is measured based on the difference in the fair value movement of the swap and the related hedged debt. Effectiveness is assessed using historical data. We assess hedge effectiveness employing a statistical-based approach, which must meet thresholds for R-squared, slope, F-statistic, and T-statistic.

Cash Flow Hedges

We enter into derivative financial instrument contracts to hedge exposure to variability in cash flows related to floating-rate and foreign currency financial instruments. Interest rate swaps are used to modify exposure to variability in expected future cash flows attributable to variable-rate debt. Currency swaps are used to hedge foreign exchange exposure on foreign-currency-denominated debt by converting the funding currency to the same currency of the assets being financed. Similar to our fair value hedges, the swaps are generally entered or traded concurrent with the debt issuance, with the terms of the swap matching the terms of the underlying debt.

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

•

Loans held-for-sale — We use derivative financial instruments to hedge exposure to risk associated with our mortgage and automotive loans held-for-sale. After mortgage loans are funded, they are generally sold into the secondary market to various investors, often as mortgage-backed securities sponsored by Fannie Mae, Freddie Mac, or Ginnie Mae. Mortgage loans that are not eligible for agency-sponsored securitization are sold through public or private securitization transactions or in whole-loan sales. Automotive loans are sold through public or private securitization transactions or in whole-loan sales. The primary risk associated with closed loans awaiting sale is a change in the fair value of the loans attributable to fluctuations in interest rates. Our primary strategies to protect against this risk are selling loans or mortgage-backed securities forward to investors using mandatory and optional forward commitments and the use of interest rate swaps.

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

•	Mortgage-related securities — We use interest rate options, futures, swaps, caps, and floors to mitigate risk related to mortgage-related securities classified as trading.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

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

•

Commitments to purchase and/or sell mortgages — Prior to mortgage funding, we often enter into interest rate lock commitments with borrowers whereby we commit to purchase loans at a particular interest rate, provided the borrower elects to close the loan. During the time between the loan’s funding and its sale to the secondary market, we are exposed to fluctuations in interest rates. Our primary strategy to protect ourselves against this risk is by entering into forward delivery commitments to sell mortgages or mortgage-backed securities.

Interest rate lock commitments are specifically prohibited from being designated as a hedged asset in a fair value hedging relationship. However, certain commitments to purchase mortgages have been defined as derivatives and are therefore recorded on the balance sheet as assets or liabilities and measured at fair value. Subsequent changes in fair value are recorded as adjustments to the carrying value of these assets or liabilities with a corresponding adjustment recognized in current period earnings. Commitments to originate or purchase mortgage loans accounted for as derivatives had an unrealized gain position of $47 million and $11 million recorded in other assets and an unrealized loss position of $0 million and $11 million recorded in other liabilities at December 31, 2008 and 2007, respectively.

As of December 31, 2008 and 2007, we had forward delivery commitments to sell mortgages or mortgage-backed securities. Our commitments to sell mortgage loans accounted for as derivatives had an unrealized gain position of $135 million and $6 million recorded in other assets and an unrealized loss position of $46 million and $30 million recorded in other liabilities at December 31, 2008 and 2007, respectively.

The following table summarizes the pretax earnings effect for each type of hedge classification, segregated by the asset or liability hedged.

Year ended December 31, ($ in millions)	2008	2007	2006	Income statement classification
Fair value hedge ineffectiveness (loss) gain:
Debt obligations	$(5)	$54	$—	Interest expense
Loans held-for-sale	—	(1)	(1)	Gain (loss) on mortgage and automotive loans, net
Economic hedge change in fair value:
Off-balance sheet securitization activities	240	114	2	Other income
On-balance sheet securitizations activities	(697)	(1)	(58)	Other income, Interest expense
Foreign currency debt (a)	11	35	55	Interest expense
Foreign currency receivables (a)	(390)	22	3	Other income
Loans held-for-sale or investment	101	(293)	35	Gain (loss) on mortgage and automotive loans, net
Mortgage servicing rights	1,952	716	(281)	Servicing asset valuation and hedge activities, net
Mortgage-related securities	15	(161)	3	Investment (loss) income
Callable debt obligations	106	49	(22)	Interest expense
Other	(148)	(60)	75	Other income, Interest expense, Other operating expenses

Net gains (losses)	$1,185	$474	$(189)

(a)	Amount represents the difference between the changes in the fair values of the currency swap, net of the revaluation of the related foreign denominated debt or foreign denominated receivable.

The following table presents additional information related to our derivative financial instruments.

Year ended December 31, ($ in millions)	2008	2007	2006
Net gain on fair value hedges excluded from assessment of effectiveness	$—	$—	$—
Expected reclassifications from other comprehensive income to earnings (a)	(1)	2	8

(a)	Estimated to occur over the next 12 months.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties which owe us under the contract completely fail to perform under the terms of those contracts, assuming no recoveries of underlying collateral, as measured by the market value of the derivative financial instrument. At December 31, 2008 and 2007, the market value of derivative financial instruments in an asset or receivable position (from our perspective) was $5.0 billion and $4.4 billion, including accrued interest of $271 million and $400 million, respectively. We minimize the credit risk exposure by limiting the counterparties to those major banks and financial institutions that meet established credit guidelines. As of December 31, 2008, more than 90% of our exposure is with counterparties with a Fitch rating of A+ or higher (or an equivalent rating from another rating agency if a counterparty is not rated by Fitch), compared with more than 88% as of December 31, 2007. Additionally, we reduce credit risk on the majority of our derivative financial instruments by entering into legally enforceable agreements that permit the closeout and netting of transactions with the same counterparty upon occurrence of certain events. To further mitigate the risk of counterparty default, we maintain collateral agreements with certain counterparties. The agreements require both parties to maintain cash deposits in the event the fair values of the derivative financial instruments meet established thresholds. We have placed cash deposits totaling $1.6 billion and $67 million at December 31, 2008 and 2007, respectively, in accounts maintained by counterparties. We have received cash deposits from counterparties totaling $1.5 billion and $944 million at December 31, 2008 and 2007, respectively. The cash deposits placed and received are included on our Consolidated Balance Sheet in other assets and accrued expenses and other liabilities, respectively. Refer to Note 22 for additional information related to valuation risk associated with derivative instruments.

17.	Pension and Other Postretirement Benefits

Pension

Certain of our employees are eligible to participate in separate retirement plans that provide for pension payments to eligible employees upon retirement based on factors such as length of service and salary. Pursuant to the Sale Transactions, we transferred, froze or terminated a portion of our other defined benefit plans. During 2006, we froze the benefits and participation of a pension plan covering primarily ResCap employees, which resulted in a curtailment gain of approximately $43 million. We also curtailed the GMAC Commercial Finance UK and GMAC Commercial Finance Canada (CF Canada) retirement plans in 2006, and subsequently terminated the CF Canada plan in 2007. We recorded a curtailment charge of approximately $9 million in 2006 for these plans, which was revised to approximately $4 million in 2007. Additionally, on April 30, 2007, we closed the GMAC UK (Car Care) pension plan to future accrual, thereby freezing the benefits for all participants. This resulted in a minimal impact on earnings. In 2006, we also recorded expense payments of approximately $48 million as a Section 75 debt obligation to fully fund the GMAC portion of the GM U.K. pension plans, as required under the UK Pension Act of 2004. All income and expense noted for pension accounting was recorded in compensation and benefits expense in our Consolidated Statement of Income.

Furthermore, prior to the consummation of the Sale Transactions on November 30, 2006, a number of our employees were eligible to participate in various domestic and foreign pension plans of GM. While we were a participating employer in these plans, GM allocated to us a portion of their pension expense that was made on a pro rata basis and affected by the various assumptions (discount rate, return on plan assets, etc.) that GM utilized in determining its pension obligation. Upon completion of the sale, our employees were no longer eligible to participate in these pension plans. We also transferred to GM the financial liability associated with the GMAC portion of certain GM plans in Canada as of the sale date.

We adopted SFAS 158 in the fiscal year ended December 31, 2007, resulting in a $21 million increase in other assets, a $3 million increase in deferred tax assets, an $11 million increase in other liabilities, and a $13 million increase in accumulated other comprehensive income, net of tax. Each overfunded pension plan is recognized as an asset, and each underfunded pension plan is recognized as a liability. Unrecognized prior service costs or credits, net actuarial gains or losses, net transition obligations, and the subsequent changes in the funded status, are recognized as a component of accumulated other comprehensive loss in equity. SFAS 158 also required all benefit obligations and plan assets to be measured at fiscal year-end beginning in 2008, which required a few of our plans to change their measurement date. The change in measurement date to our fiscal year-end did not have a material impact on the consolidated financial statements.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

The incremental effects of the adoption of SFAS 158 on December 31, 2007, were as follows:

December 31, 2007 ($ in millions)	Pre-SFAS 158 adoption	SFAS 158 adjustments	Post-SFAS 158 adoption
Other assets	$27,005	$21	$27,026
Deferred income taxes	1,253	(3)	1,250
Accrued expenses and other liabilities	12,192	11	12,203
Accumulated other comprehensive income (net of tax)	939	13	952

The following summarizes information relating to our pension plans:

Year ended December 31, ($ in millions)	2008	2007
Projected benefit obligation	$435	$432
Fair value of plan assets	295	426

Funded status	$(140)	$(6)

The underfunded status of our pension plans increased primarily due to the deterioration of the fair value of plan assets in 2008 as a result of market performance. In accordance with SFAS 158, the underfunded position is recognized in our Consolidated Balance Sheet and the change in the underfunded position was recorded as a loss in other comprehensive income (loss).

The expected rate of return on plan assets is an estimate we determine by calculating the expected inflation and the expected real rate of return on stocks and bonds based on allocation percentages within the trust. The weighted average assumptions used for determining the net periodic benefit cost are as follows:

Year ended December 31,	2008	2007
Discount rate	5.84%	5.60%
Expected long-term return on plan assets	8.27%	8.59%
Rate of compensation increase	2.56%	3.09%

Net periodic pension expense (income) includes the curtailment and other gains and losses from the transactions described above and totaled $3 million, $(2) million, and $(3) million for non-GM-sponsored plans for 2008, 2007, and 2006, respectively. Allocations received from GM related to net pension expense for our employees that participated in GM-sponsored plans in 2006 was $80 million.

Employer contributions to our pension plans for 2008 and 2007 were approximately $5 million and $3 million, respectively. We expect these contribution levels to remain minimal for 2009. The weighted-average asset allocations for our pension plans at December 31, 2008, by asset category were as follows: equity securities 49%, debt securities 41%, and other 10%. The weighted-average asset allocations for our pension plans at December 31, 2007, by asset category were as follows: equity securities 58%, debt securities 35%, and other 7%.

Other Postretirement Benefits

Certain of our subsidiaries participated in various postretirement medical, dental, vision, and life insurance plans of GM, whereas other subsidiaries participated in separately maintained postretirement plans. These benefits were funded as incurred from our general assets. We previously accrued postretirement benefit costs over the active service period of employees to the date of full eligibility for these benefits. Effective November 30, 2006, upon completion of the sale, our employees were no longer eligible to participate in GM’s postretirement plans. Before the sale, GM agreed to assume or retain approximately $801 million of liabilities related to U.S.-based, GM-sponsored other postretirement benefit programs for our employees and approximately $302 million of related deferred tax assets; the net amount was recorded as a capital contribution. We have provided for certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as other postretirement benefits. Notwithstanding the recording of these amounts and the use of these terms, we

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

do not admit or otherwise acknowledge that these amounts or existing postretirement benefit plans (other than pensions) represent legally enforceable liabilities. Other postretirement benefits expense (income), which is recorded in compensation and benefits expense in our Consolidated Statement of Income, totaled $(1) million, $(2) million, and $35 million in 2008, 2007, and 2006, respectively. The decrease in expense during 2007 relates to the transactions described above. We expect our other postretirement benefit expense to be minimal in future years. The impact of the adoption of SFAS 158 for other postretirement benefits was a decrease to other liabilities of $5 million, an increase to deferred tax liabilities of $2 million, and an increase to accumulated other comprehensive income of approximately $3 million, net of tax.

Defined Contribution Plan

A significant number of our employees are covered by defined contribution plans. Employer contributions vary based on criteria specific to each individual plan and amounted to $76 million, $71 million, and $40 million in 2008, 2007, and 2006, respectively. These costs were also recorded in compensation and benefit expenses in our Consolidated Statement of Income. The increase in contributions for 2008 and 2007, compared to 2006, mainly resulted from the change of our benefit structure at the end of 2006 from defined benefit plans to defined contribution plans. We expect contributions for 2009 to be similar to contributions made in 2008.

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

On December 24, 2008, GMAC LLC received approval to become a bank holding company. The change to bank holding company status did not result in a material change in our tax expense or current and deferred tax assets and liabilities in 2008.

The significant components of income tax expense were as follows:

Year ended December 31, ($ in millions)	2008	2007	2006
Current income tax expense
U.S. federal	$167	$268	$1,115
Foreign	149	114	432
State and local	28	(55)	43

Total current expense	344	327	1,590

Deferred income tax (benefit) expense
U.S. federal	(166)	108	(396)
Foreign	(151)	(76)	(316)
State and local	(34)	31	16

Total deferred (benefit) expense	(351)	63	(696)

Total income tax (benefit) expense before change in tax status	(7)	390	894
Change in tax status	—	—	(791)

Total income tax (benefit) expense	$(7)	$390	$103

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

A reconciliation of the statutory U.S. federal income tax rate to our effective tax rate applicable to income and our change in tax status is shown in the following table.

Year ended December 31,	2008	2007	2006
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Change in tax rate resulting from:
LLC results not subject to federal or state income taxes	(105.2)	(46.1)	2.9
Effect of valuation allowance change	54.5	(4.7)	—
Foreign income tax rate differential	14.8	(4.5)	(5.4)
State and local income taxes, net of federal income tax benefit	1.5	—	1.8
Tax-exempt income	(0.6)	0.5	(0.9)
Other	(0.4)	0.1	(0.8)
Goodwill impairment	—	(0.4)	7.5
Effect of tax status change	—	—	(35.5)

Effective tax rate	(0.4)%	(20.1)%	4.6%

Our results segregated by tax status are provided below.

	2008			2007
Year ended December 31, ($ in millions)	Pass- through entities	Taxable entities	Consolidated	Pass- through entities	Taxable entities	Consolidated
Pretax income (loss)	$5,914	$(4,053)	$1,861	$(2,564)	$622	$(1,942)
Tax (benefit) expense	(16)	9	(7)	8	382	390

Net income (loss)	$5,930	$(4,062)	$1,868	$(2,572)	$240	$(2,332)

Effective tax rate	(0.3)%	(0.2)%	(0.4)%	(0.3)%	61.5%	(20.1)%

The effective tax rate for consolidated GMAC LLC is heavily dependent upon the pretax income mix between our pass-through and taxable entities. For 2008, the income recognized by pass-through entities on the private debt exchange and cash tender offers was subject to a slightly lower nominal state income tax rate than were operating losses incurred earlier in the year. Meanwhile, at our taxable entities, tax expense consisted of ongoing tax provisions on operating profits plus valuation allowance established at certain foreign subsidiaries. Specifically, operating losses incurred primarily at our foreign mortgage subsidiaries were subject to full valuation allowance that resulted in no tax benefit for these subsidiaries. In 2008, losses incurred at our automotive finance and mortgage pass-through entities, combined with other tax adjustments, resulted in an immaterial tax expense for the year. Overall, our consolidated tax expense decreased $397 million for the year ended December 31, 2008, compared to the same period in 2007.

Included within tax expense was expense related to the establishment of valuation allowances for the years ended December 31, 2008 and 2007, of $1.0 billion and $91 million, respectively. These valuation allowances primarily related to deferred tax assets of mortgage subsidiaries in continental Europe, United Kingdom, Canada, and Australia. These valuation allowances were established because, based on historical losses and expected future taxable income, it was no longer more-likely-than-not that these net deferred tax assets would be realized.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Deferred tax assets and liabilities result from differences between assets and liabilities measured for financial reporting purposes and those measured for income tax return purposes. The significant components of deferred tax assets and liabilities after consideration of these adjustments are reflected in the following table.

December 31, ($ in millions)	2008	2007
Deferred tax liabilities
Lease transactions	$1,320	$1,549
Deferred acquisition costs	503	560
Tax on unremitted earnings	53	51
State and local taxes	19	17
Debt issuance costs	5	6
Hedging transactions	1	(9)
Other	8	18

Gross deferred tax liabilities	1,909	2,192

Deferred tax assets
Tax loss carryforwards	943	248
Provision for credit losses	382	191
Unearned insurance premiums	252	299
Sales of finance receivables	132	(8)
Contingency	128	141
Unrealized gains on securities	80	(44)
Tax credit carryforwards	60	52
Depreciation	58	22
Accumulated translation adjustment	42	(19)
Manufacturer incentive payments	33	58
Goodwill	18	3
Postretirement benefits	10	15
Other	137	73

Gross deferred tax assets	2,275	1,031

Valuation allowance	(924)	(89)

Net deferred tax assets	$1,351	$942

Net deferred tax liability	$558	$1,250

At December 31, 2008, the book basis of our net assets for flow-through entities exceeded their tax basis by approximately $9.8 billion compared with $6.1 billion at December 31, 2007, primarily related to debt transactions, lease transactions, mortgage servicing rights, and sales of finance receivables.

Foreign pretax loss totaled $3.6 billion and $333 million in 2008 and 2007, respectively, and foreign pretax income totaled $336 million in 2006. Foreign pretax income is subject to U.S. taxation when effectively repatriated. For our entities that are disregarded for U.S. federal income tax purposes, it is the responsibility of our members to provide federal income taxes on the undistributed earnings of foreign subsidiaries to the extent these earnings are not deemed indefinitely reinvested outside the United States. For our banking and insurance subsidiaries that continue to be subject to U.S. federal income taxes, we provide for federal income taxes on the undistributed earnings of foreign subsidiaries, except to the extent these earnings are indefinitely reinvested outside the United States. At December 31, 2008, $3.6 billion of accumulated undistributed earnings of foreign subsidiaries were indefinitely reinvested. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

Under the terms of the Purchase and Sale Agreement between GM and FIM Holdings LLC, the tax-sharing agreement between GM and us was terminated as of November 30, 2006. Terms of the sale agreement stipulate GM will indemnify us for any tax liabilities related to periods before November 30, 2006, in excess of those established as of the sale date.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Conversely, GM is entitled to any tax refunds in excess of those established as of the sale date. Through December 31, 2008, $79 million was remitted to GM as dividends. We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The cumulative effect of applying FIN 48 was recorded directly to retained earnings and reported as a change in accounting principle. The adoption of this interpretation did not have a material impact on our consolidated financial position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

($ in millions)	2008	2007
Balance at January 1,	$155	$126
Additions based on tax positions related to the current year	8	13
Additions for tax positions of prior years	33	5
Reductions for tax positions of prior years	(19)	(2)
Settlements	(2)	(1)
Foreign currency translation adjustments	(25)	14

Balance at December 31,	$150	$155

The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate is approximately $148 million.

We recognize interest and penalties accrued related to uncertain income tax positions in interest expense and other operating expenses, respectively. For the year ended December 31, 2008, $25 million was accrued for interest and penalties with the cumulative accrued balance as of that date totaling $132 million.

We anticipate the examination of our U.S. income tax returns for 2004 through 2006, along with the examinations by various foreign, state and local jurisdictions, will be completed within the next twelve months. As such, it is reasonably possible that certain tax positions may be settled and the unrecognized tax benefits would decrease by approximately $31 million.

We file tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. For our most significant operations, as of December 31, 2008, the oldest tax years that remain subject to examination are: United States — 2004, Canada — 2001, Germany — 2003, United Kingdom — 1995, Mexico — 2001, Brazil — 2004, and Australia — 2003.

19.	Share-based Compensation Plans

In 2006, the Compensation and Leadership Committee (the Committee) approved the Long-Term Phantom Interest Plan (LTIP) and the Management Profits Interest Plan (MPI). In July 2008, the Committee approved the Long-Term Equity Compensation Incentive Plan (LTECIP) to replace the LTIP and MPI. As such, there will be no further MPI or LTIP awards granted. The LTECIP provides for future grants of Restricted Share Units (RSUs) and Share Appreciation Rights (SARs). Each of these compensation plans were designed to provide our executives with an opportunity to share in the future growth in value of GMAC, which is necessary to attract and retain key executives. These incentive plans are share-based compensation plans accounted for under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)).

During the third quarter of 2008, the Committee approved GMAC’s purchase of substantially all of the MPI equity-based awards from the participants. The MPI awards were held by senior executives throughout GMAC. At the time of the purchase, only a portion of the awards were vested. The total cash paid for the purchased MPI awards was $28 million. Total compensation expense recognized during the year ended December 31, 2008, for the MPI plan was $26 million, which mainly represents the accelerated recognition at the purchase date of the previously unrecognized compensation expense associated with the purchase of the nonvested awards as required under SFAS 123(R) compared to compensation expense of $4 million for the year ended December 31, 2007. The MPI purchase agreements also contain provisions that were designed to enhance GMAC’s ability to retain the senior executives who participated in the purchase. These provisions could require the executive to return all or a portion of the cash received under the purchase program and require the executive to comply with certain restrictive covenants. We will continue to recognize an insignificant amount of compensation expense for the awards not purchased.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Also, during the third quarter of 2008, the Committee approved grants of RSUs for the majority of LTIP participants in exchange for the forfeiture of their LTIP awards. Based on GMAC’s results and the program requirements for payout, we did not have any compensation expense accrued for the LTIP awards at the time of the exchange. We recognized a reduction of compensation expense for the LTIP awards of $12 million for the year ended December 31, 2008, compared to compensation expense of $12 million for the year ended December 31, 2007. We recognized the reduction of compensation expense due to a decline in the estimated fair value of the liability in the second quarter of 2008 mainly as a result of changes in assumptions due to updated market information obtained during the period and award forfeitures.

The RSU awards were granted to participants in terms of basis points in the fair value of GMAC. The majority of awards vest ratably based on continued service over five years beginning on December 31, 2008, and at each of the next four anniversaries thereafter. Certain awards vest over three years beginning on December 31, 2008, and at each of the next two anniversaries thereafter. Award payouts are made in the quarter following their vesting and are based on the fair value of GMAC at each year-end as recommended by the Committee and approved by the Board annually. For 2008, management recommended to the Committee a fair value of GMAC at December 31, 2008, based on industry comparisons and other GMAC-specific market-facing data, where applicable, which was subsequently approved by the Board. Participants have the option at grant date to defer the valuation and payout for any tranche until the final year of the award. Under SFAS 123(R), the awards require liability treatment and are remeasured quarterly at fair value until they are paid. The compensation costs related to these awards are ratably charged to expense over the five-year or three-year service period, as applicable. We utilize an internal process to estimate the fair value of the RSU awards based on the estimated fair value of GMAC using changes in our performance, market, and industry. Changes in fair value relating to the portion of the awards that have vested and have not been paid are recognized in earnings in the period in which the changes occur. The Committee considered the cash and compensation expense impact of the MPI award purchase program described above when determining the RSU award pool available for grant. The total RSU awards outstanding at December 31, 2008, represented approximately 209 basis points of fair value in GMAC. We recognized compensation expense of $3 million for the year ended December 31, 2008, associated with the outstanding awards.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

20.	Related Party Transactions

Balance Sheet

A summary of the balance sheet effect of transactions with GM, FIM Holdings, and affiliated companies follows:

December 31, ($ in millions)	2008	2007
Assets
Available-for-sale investment in asset-backed security (a)	$35	$35
Finance receivables and loans, net of unearned income:
Wholesale auto financing (b)	595	717
Term loans to dealers (b)	105	166
Lending receivables (c)	117	145
Investment in operating leases, net (d)	291	330
Notes receivable from GM (e)	1,655	1,868
Other assets:
Subvention receivables (rate and residual support)	53	365
Lease pull-ahead receivable	28	22
Other — GM	81	60
Liabilities
Unsecured debt:
Notes payable to GM	566	585
Secured debt:
Cerberus model home term loan	8	—
Accrued expenses and other liabilities:
Wholesale payable	319	466
Deferred revenue — GM (f)	318	—
Other payables	45	55

(a)	In November 2006, GMAC retained an investment in a note secured by operating lease assets transferred to GM. As part of the transfer, GMAC provided a note to a trust, a wholly owned subsidiary of GM. The note is classified in investment securities on our Consolidated Balance Sheets.
(b)	Represents wholesale financing and term loans to certain dealerships wholly owned by GM or in which GM has an interest. The loans are generally secured by the underlying vehicles or assets of the dealerships.
(c)	Primarily represents loans with various affiliates of FIM Holdings.
(d)	Includes vehicles, buildings, and other equipment classified as operating lease assets that are leased to GM-affiliated and FIM Holdings-affiliated entities. These leases are secured by the underlying assets.
(e)	Represents wholesale financing we provide to GM for vehicles, parts, and accessories in which GM retains title while consigned to us or dealers primarily in the UK, Italy, and Germany. The financing to GM remains outstanding until the title is transferred to the dealers. The amount of financing provided to GM under this arrangement varies based on inventory levels. These loans are secured by the underlying vehicles or other assets.
(f)	Represents prepayments made by GM pursuant to the terms of the Sale Transactions requiring that the aggregate amount of certain unsecured obligations of GM to us not exceed $1.5 billion. Subsequent to December 31, 2008, a new agreement was reached between GMAC and GM with respect to new limitations on unsecured exposure going forward. Generally, unsecured exposure based on what we believe, from time to time, to be “probable” amounts owed from GM will be limited to $2.1 billion; and unsecured exposures based on “maximum” possible amounts owed will be limited to $4.1 billion. This distinction was established to more easily manage exposures since certain amounts that will be owed to us from GM, e.g., pursuant to risk-sharing and similar arrangements, are based on variables and assumptions that may change over time.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Income Statement

A summary of the income statement effect of transactions with GM, FIM Holdings, and affiliated companies follows:

Year ended December 31, ($ in millions)	2008	2007	2006
Net financing revenue:
GM and affiliates lease residual value support – North American operations (a)	$779	$473	$749
GM and affiliates rate support – North American operations	985	1,351	1,574
Wholesale subvention and service fees from GM	304	269	207
Interest earned on wholesale automotive financing	25	52	66
Interest earned on term loans to dealers	4	7	9
Interest expense on loans with GM	(52)	(23)	(50)
Interest (expense) income on loans with FIM Holdings affiliates, net	(40)	17	—
Consumer lease payments from GM (b)	66	39	74
Other revenue:
Insurance premiums earned from GM	242	254	334
Interest on notes receivable from GM and affiliates	130	134	282
Interest on wholesale settlements (c)	103	179	183
Revenues from GM-leased properties, net	13	13	93
Derivatives (d)	2	(6)	(2)
Losses on model home asset sales with an affiliate of Cerberus	(27)	—	—
Other	3	15	—
Servicing fees:
Rental car repurchases held-for-resale (f)	—	—	18
U.S. automotive operating leases (e)	85	156	37
Servicing asset valuation:
Losses on sales of securitized excess servicing to Cerberus	(24)	—	—
Expense:
Employee retirement plan costs allocated by GM	—	(1)	136
Off-lease vehicle selling expense reimbursement (f)	(47)	(38)	(29)
Payments to GM for services, rent, and marketing expenses (g)	206	159	106

(a)	Represents total amount of residual support and risk sharing earned under the residual support and risk-sharing programs and earned revenue (previously deferred) related to the settlement of residual support and risk-sharing obligations in 2006 for a portion of the lease portfolio. The 2007 amounts have been adjusted to include only the on-balance sheet lease portfolio.
(b)	GM sponsors lease pull-ahead programs whereby consumers are encouraged to terminate lease contracts early in conjunction with the acquisition of a new GM vehicle, with the customer’s remaining payment obligation waived. For certain programs, GM compensates us for the waived payments, adjusted based on the remarketing results associated with the underlying vehicle.
(c)	The settlement terms related to the wholesale financing of certain GM products are at shipment date. To the extent that wholesale settlements with GM are made before the expiration of transit, we receive interest from GM.
(d)	Represents income or (expense) related to derivative transactions that we enter into with GM as counterparty.
(e)	Represents servicing income related to automotive leases distributed to GM on November 22, 2006.
(f)	An agreement with GM provides for the reimbursement of certain selling expenses incurred by us on off-lease vehicles sold by GM at auction.
(g)	We reimburse GM for certain services provided to us. This amount includes rental payments for our primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan; and exclusivity and royalty fees.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Statement of Changes in Equity

A summary of the changes to the statement of changes in equity related to transactions with GM, FIM Holdings, and affiliated companies follows:

Year ended December 31, ($ in millions)	2008	2007	2006
Equity
Dividends paid to members (a)	$79	$—	$9,739
Preferred interests (b)	—	1,052	—
Conversion of preferred membership interests (b)	—	1,121	—
Capital contributions received (c)	758	1,080	951
Preferred interest accretion to redemption value and dividends	—	192	295

(a)	2008 amount primarily represents remittances to GM for tax settlements and refunds received related to tax periods prior to the Sale Transactions as required per the terms of the Purchase and Sale Agreement between GM and FIM Holdings. 2006 amount includes cash dividends of $4.8 billion and noncash dividends of $4.9 billion in 2006. During the fourth quarter of 2006, in connection with the Sales Transactions, GMAC paid $7.8 billion of dividends to GM, which was composed of the following: (i) a cash dividend of $2.7 billion representing a one-time distribution to GM primarily to reflect the increase in GMAC’s equity resulting from the elimination of a portion of our net deferred tax liabilities arising from the conversion of GMAC and certain of our subsidiaries to a limited liability company; (ii) certain assets with respect to automotive leases owned by GMAC and its affiliates having a net book value of approximately $4.0 billion and related deferred tax liabilities of $1.8 billion; (iii) certain Michigan properties with a carrying value of approximately $1.2 billion to GM; (iv) intercompany receivables from GM related to tax attributes of $1.1 billion; (v) net contingent tax assets of $491 million; and (vi) other miscellaneous transactions.
(b)	During the fourth quarter of 2007, GM and FIM Holdings converted $1.1 billion of preferred membership interest into common equity interests. Refer to Note 1 of the Notes to Consolidated Financial Statements of our 2007 Annual Report on Form 10-K for further discussion.
(c)	On December 29, 2008, GM and an affiliate of Cerberus Capital Management contributed to GMAC $750 million subordinated participations in a $3.5 billion senior secured credit facility between GMAC and ResCap in exchange for additional common membership interests in GMAC. During the first quarter of 2007, under the terms of the Sale Transactions, GM made a capital contribution of $1 billion to GMAC.

A significant portion of our customers are those of GM and GM dealers and other GM-related employees. As a result, a significant adverse change in GM’s business, including significant adverse changes in GM’s liquidity position and access to the capital markets, the production or sale of GM vehicles, the quality or resale value of GM vehicles, the use of GM marketing incentives, GM’s relationships with its key suppliers, GM’s relationship with the United Auto Workers and other labor unions, and other factors impacting GM or its employees would have a significant adverse effect on our profitability and financial condition.

We provide vehicle financing through purchases of retail automotive and lease contracts with retail customers of primarily GM dealers. We also finance the purchase of new and used vehicles by GM dealers through wholesale financing, extend other financing to GM dealers, provide fleet financing for GM dealers to buy vehicles they rent or lease to others, provide wholesale vehicle inventory insurance to GM dealers, provide automotive extended service contracts through GM dealers, and offer other services to GM dealers. In 2008, our share of GM retail sales and sales to dealers were 32% and 81%, respectively, in markets where GM operates. As a result, GM’s level of automobile production and sales directly impacts our financing and leasing volume, the premium revenue for wholesale vehicle inventory insurance, the volume of automotive extended service contracts, and the profitability and financial condition of the GM dealers to whom we provide wholesale financing, term loans, and fleet financing. In addition, the quality of GM vehicles affects our obligations under automotive extended service contracts relating to such vehicles. Further, the resale value of GM vehicles, which may be impacted by various factors relating to GM’s business such as brand image or the number of new GM vehicles produced, affects the remarketing proceeds we receive upon the sale of repossessed vehicles and off-lease vehicles at lease termination.

Our Global Automotive Finance operations are highly dependent on GM sales volume. In 2008, global vehicle sales declined rapidly, and there is no assurance that the global automotive market, or GM’s share of that market, will not suffer a significant further downturn. Vehicle sales volume could be further adversely impacted by any restructuring that would reduce the number of GM retail channels and core brands or consolidate GM’s dealer network.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

In the event that GM or any of its significant subsidiaries were to file for bankruptcy, sales volume could decrease as a result of a reduction in consumer confidence, and GM’s business could be otherwise materially adversely affected. This would in turn have a materially adverse impact on our business. In addition, pursuant to contractual arrangements with GM, whenever GM offers vehicle financing and leasing incentives to customers (e.g., lower interest rates than market rates), it will do so exclusively through GMAC, subject to certain limitations and exceptions. In the event of a GM bankruptcy, it is possible that GM would reject this exclusivity arrangement with us. If GM did so, this could have a material adverse effect on our business, profitability and financial condition.

It is difficult to predict with certainty all the consequences of a GM bankruptcy. However, there may be systemic economic impacts, such as increased unemployment rates, that could further impact our business.

Our credit exposure to GM is significant. As of December 31, 2008, we had approximately $2.5 billion in secured exposure, which includes primarily wholesale vehicle financing to GM-owned dealerships, notes receivable from GM, and vehicles leased directly to GM. We further had approximately $1.9 billion in unsecured exposure, which includes estimates of payments from GM related to residual support and risk-sharing agreements. If GM were to file for bankruptcy, payment on our unsecured exposures could be delayed or might not occur at all. In addition, we would become an unsecured creditor of GM to the extent that proceeds from the sale of our collateral related to secured exposures are insufficient to repay GM’s obligations to us. Under the terms of certain agreements between GMAC and GM, GMAC has the right to offset certain of its exposures to GM against amounts GMAC owes to GM.

In connection with our dealer floorplan securitizations, if GM either (1) becomes subject to liquidation under Chapter 7 of the U.S. Bankruptcy Code or a similar provision of state or federal law; or (2) ceases to operate as an automobile manufacturer or undertakes to sell all or substantially all of its automobile manufacturing assets or business, in either case, after a petition has been filed under Chapter 11 of the U.S. Bankruptcy Code or a similar provision of state or federal law, then an early amortization event will occur with respect to such securitizations. Principal collections on the dealer accounts will be paid in accordance with the transactions documents, and no additional borrowings may be made during an early amortization period. In addition, if either of the two GM specific events were to occur as indicated above, an immediate event of default would occur under our $11.5 billion secured revolving credit facility that we entered into in June 2008. In this circumstance, all amounts outstanding under this facility would become immediately due and payable and, if the amounts outstanding were not repaid, the collateral securing the facility could be sold by the lender under the facility.

Retail and Lease Programs

GM may elect to sponsor incentive programs (on both retail contracts and operating leases) by supporting financing rates below the standard market rates at which we purchase retail contracts and leases. These marketing incentives are also referred to as rate support or subvention. When GM utilizes these marketing incentives, they pay us the present value of the difference between the customer rate and our standard rate at contract inception, which we defer and recognize as a yield adjustment over the life of the contract.

GM may also sponsor residual support programs as a way to lower customer monthly payments. Under residual support programs, the customer’s contractual residual value is adjusted above our standard residual values. Prior to the Sale Transactions, GM reimbursed us at the time of the vehicle’s disposal if remarketing sales proceeds were less than the customer’s contractual residual value limited to our standard residual value. In addition, under risk-sharing programs, GM shares equally in residual losses to the extent that remarketing proceeds are below our standard residual values (limited to a floor).

In connection with the Sale Transactions, GM settled its estimated liabilities with respect to residual support and risk sharing on a portion of our operating lease portfolio and on the U.S. balloon retail receivables portfolio in a series of lump-sum payments. A negotiated amount totaling approximately $1.4 billion was agreed to by GM under these leases and balloon contracts and was paid to us in 2006. The payments were recorded as a deferred amount in accrued expenses and other liabilities on our Consolidated Balance Sheets. As these contracts terminate and the vehicles are sold at auction, any remaining payments are treated as a component of sales proceeds in recognizing the gain or loss on sale of the underlying assets. As of December 31, 2008, the remaining deferred amount was $18 million.

In addition, with regard to lease originations in the United States and balloon retail contract originations occurring after April 30, 2006, that remained with us after the consummation of the Sale Transactions, GM agreed to begin payment of the present value of the expected residual support owed to us at the time of contract origination as opposed to after contract

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

termination at the time of sale of the related vehicle. The residual support amount GM actually owes us is finalized as the leases actually terminate. Under the terms of the residual support program, in cases where the estimate was incorrect, GM may be obligated to pay us, or we may be obligated to reimburse GM. For the affected contracts originated during the year ended December 31, 2008, GM paid or agreed to pay us $601 million.

Based on the December 31, 2008, outstanding North American operating lease portfolio, the additional maximum amount that could be paid by GM under the residual support programs is approximately $1.4 billion and would only be paid in the event that the proceeds from the entire portfolio of lease assets were lower than both the contractual residual value and our standard residual rates.

Based on the December 31, 2008, outstanding North American operating lease portfolio, the maximum amount that could be paid under the risk-sharing arrangements is approximately $1.7 billion and would only be paid in the event that the proceeds from all outstanding lease vehicles were lower than our standard residual rates.

Retail and lease contracts acquired by us that included rate and residual subvention from GM, payable directly or indirectly to GM dealers as a percent of total new retail and lease contracts acquired, were as follows:

December 31,	2008	2007
GM and affiliates subvented contracts acquired:
North American operations	79%	85%
International operations	40%	42%

Distribution of Operating Lease Assets

In connection with the Sale Transactions, GMAC transferred to GM certain GMAC U.S. lease assets, related secured debt, and other assets as described in Notes 8, 12, and 11, respectively. GMAC retained an investment in a note, which had a balance as of December 31, 2008, of $35 million secured by the lease assets distributed to GM. GMAC continues to service the assets and related secured debt on behalf of GM and receives a fee for this service. As it does for other securitization transactions, GMAC is obligated as servicer to repurchase any lease asset that is in breach of any of the covenants of the securitization documents. In addition, in a number of the transactions securitizing the lease assets transferred to GM, the trusts issued one or more series of floating-rate debt obligations and entered into primary derivative transactions to remove the market risk associated with funding the fixed payment lease assets with floating interest rate debt. To facilitate these securitization transactions, GMAC entered into secondary derivative transactions with the primary derivative counterparties, essentially offsetting the primary derivatives. As part of the distribution, GM assumed the rights and obligations of the primary derivative whereas GMAC retained the secondary, leaving both companies exposed to market value movements of their respective derivatives. GMAC and GM have subsequently entered into derivative transactions with each other intended to offset the exposure each party has to its component of the primary and secondary derivatives.

Exclusivity Arrangement

On November 30, 2006, and in connection with the Sale Transactions, GM and GMAC entered into several service agreements that codified the mutually beneficial historical relationship between the companies. One such agreement was the United States Consumer Financing Services Agreement (the Financing Services Agreement). The Financing Services Agreement, among other things, provided that subject to certain conditions and limitations, whenever GM offers vehicle financing and leasing incentives to customers (e.g., lower interest rates than market rates), it would do so exclusively through GMAC. This requirement was effective through November 2016, and in consideration for this, GMAC paid to GM an annual exclusivity fee and was required to meet certain targets with respect to consumer retail and lease financings of new GM vehicles.

Effective December 29, 2008, and in connection with the approval of GMAC’s application to become a bank holding company, GM and GMAC agreed pursuant to a term sheet (the Term Sheet) to, among other things, modify certain terms and conditions of the Financing Services Agreement. Certain of these amendments include the following: (i) for a two-year period, GM can offer retail financing incentive programs through a third-party financing source under certain specified circumstances, and in some cases subject to the limitation that pricing offered by such third party meets certain restrictions, and after such two-year period GM can offer any such incentive programs on a graduated basis through third parties on a

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

nonexclusive, side-by-side basis with GMAC provided that pricing of such third parties meets certain requirements; (ii) GMAC will have no obligation to provide operating lease financing products; and (iii) GMAC will have no targets against which it could be assessed penalties. After December 24, 2013, GM will have the right to offer retail financing incentive programs through any third-party financing source, including GMAC, without any restrictions or limitations. A primary objective of the Financing Services Agreement continues to be supporting distribution and marketing of GM products. The parties have agreed to work in good faith to executive definitive documentation with respect to an amendment of the Financing Services Agreement on or before March 29, 2009.

GM Call Option

In connection with the Sale Transactions, GM acquired an option to repurchase certain assets from us related to the Automotive Finance operations of our North American operations and our International operations. This option was originally scheduled to expire on the earlier of (i) November 2016 and (ii) the date upon which GM’s common equity interest in GMAC falls below 15%. The Term Sheet provides that this call option will be terminated upon the execution of definitive documentation related to the financing agreements described under “Exclusivity Arrangement” above.

Royalty Arrangement

For certain insurance products, GM and GMAC have entered into the Intellectual Property License Agreement for the right of GMAC to use the GM name on certain insurance products. In exchange, GMAC will pay to GM a minimum annual guaranteed royalty fee of $15 million.

Other

We have entered into various services agreements with GM that are designed to document and maintain our current and historical relationship. We are required to pay GM fees in connection with certain of these agreements related to our financing of GM consumers and dealers in certain parts of the world.

GM also provides payment guarantees on certain commercial assets we have outstanding with certain third-party customers. As of December 31, 2008 and 2007, commercial obligations guaranteed by GM were $88 million and $107 million, respectively. Additionally, GM is bound by repurchase obligations to repurchase new vehicle inventory under certain circumstances, such as dealer default. In addition, we have a consignment arrangement with GM for commercial inventories in Europe. As of December 31, 2008 and 2007, wholesale inventories related to this arrangement were $141 million and $90 million, respectively, and are reflected in other assets on our Consolidated Balance Sheets.

On June 4, 2008, GMAC entered into a Loan Agreement (ResCap Facility) with Residential Funding Company, LLC (RFC) and GMAC Mortgage, LLC (GMAC Mortgage) (guaranteed by ResCap and certain of its subsidiaries), pursuant to which GMAC provides a senior secured credit facility with a capacity of up to $3.5 billion. In connection with this agreement, GMAC entered into a Participation Agreement (Participation Agreement) with GM and Cerberus ResCap Financing LLC (Cerberus Fund), pursuant to which GMAC sold GM and Cerberus Fund $750 million in subordinated participations (the Participations) in the loans made pursuant to the ResCap Facility. GM and Cerberus Fund acquired 49% and 51% of the Participations, respectively. On December 29, 2008, GM and Cerberus Fund contributed the Participations to GMAC in exchange for additional common membership interests in GMAC.

In June 2008, an affiliate of Cerberus Capital Management, L.P. (Cerberus) purchased certain assets of ResCap with a carrying value of approximately $479 million for consideration consisting of $230 million in cash and Series B junior preferred membership interests in a newly formed entity, CMH Holdings, LLC (CMH), which is not a subsidiary of ResCap and the managing member of which is an affiliate of Cerberus. CMH purchased model home and lot option assets from ResCap. CMH is consolidated into ResCap, and thus GMAC, under FIN 46(R), Consolidation of Variable Interest Entities, as ResCap remains the primary beneficiary. In conjunction with this agreement, Cerberus has entered into both term and revolving loans with CMH. The term loan principal amount is equal to $230 million, and the revolving loan maximum amount is $10 million. The loans will mature on June 30, 2013, and are secured by a pledge of all of the assets of CMH. At December 31, 2008, the outstanding balance of the term loan was $8 million, and interest expense was $46 million for the year ended December 31, 2008.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

During the second quarter of 2008, Cerberus committed to purchase certain assets at ResCap’s option consisting of performing and nonperforming mortgage loans, mortgage-backed securities, and other assets for net cash proceeds of $300 million. During the third quarter, the following transactions were completed with Cerberus:

•

On July 14 and 15, 2008, ResCap, through its consolidated subsidiary GMAC Mortgage, agreed to sell securitized excess servicing on two populations of loans to Cerberus consisting of $13.8 billion in unpaid principal balance of Freddie Mac loans and $24.8 billion in unpaid principal balance of Fannie Mae loans, capturing $591 million and $982 million of notional interest-only securities, respectively. The sales closed on July 30, 2008, with net proceeds of $175 million to ResCap and a loss on sale of $24 million.

•

On September 30, 2008, ResCap completed the sale of certain of its model home assets to MHPool Holdings LLC (MHPool Holdings), an affiliate of Cerberus, for cash consideration consisting of approximately $80 million, subject to certain adjustments, primarily relating to the sales of homes between June 20, 2008, and September 30, 2008, resulting in a net purchase price from MHPool Holdings of approximately $59 million. The loss on sale was $41 million. The purchase price is subject to further post-closing adjustments that are not expected to be material.

These transactions entered into between ResCap and Cerberus satisfy the previously announced commitment by Cerberus to purchase assets of $300 million.

In addition, Cerberus committed to make firm bids to purchase the auction assets for net cash proceeds of $650 million. ResCap intends, but is not obligated, to undertake an orderly sale of certain of its assets consisting of performing and nonperforming mortgage loans and mortgage-backed securities in arm’s-length transactions through the retention of nationally recognized brokers.

On July 22, 2008, we made a dividend of 100% of the voting interest of GMACI Holdings LLC, the holding company for our Insurance operations, to the current holders of our common membership equity, which include FIM Holdings and subsidiaries of GM. The dividend was made pro rata in accordance with the current common equity ownership percentages held by these entities. We continue to hold 100% of the economic interests and fully consolidate GMACI in accordance with GAAP.

21.	Comprehensive Income (Loss)

Comprehensive income is composed of net income and other comprehensive income (loss), which includes the after-tax change in unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments, cash flow hedging activities, and SFAS 158 adoption. The following table presents the components and annual activity in other comprehensive income (loss):

($ in millions)	Unrealized gains (losses) on investment securities (a)	Translation adjustments (b)	Cash flow hedges	Defined benefit pension plans over/(under) funded	Accumulated other comprehensive income (loss)
Balance at December 31, 2005	$537	$71	$222	$—	$830
2006 net change	(431)	291	(205)	—	(345)

Balance at December 31, 2006	106	362	17	—	485
2007 net change	(14)	490	(26)	17	467

Balance at December 31, 2007	92	852	(9)	17	952
2008 net change	(164)	(1,020)	(19)	(138)	(1,341)

Balance at December 31, 2008	$(72)	$(168)	$(28)	$(121)	$(389)

(a)	Primarily represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio
(b)	Includes after-tax gains and losses on foreign currency translation from operations for which the functional currency is other than the U.S. dollar. Net change amounts are net of tax benefit of $61 million, tax expense of $11 million, and tax benefit of $37 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

The net changes in the following table represent the sum of net unrealized gains (losses) of available-for-sale securities and net unrealized gains (losses) on cash flow hedges with the respective reclassification adjustments. Reclassification adjustments are amounts recognized in net income during the current year and that were reported in other comprehensive income (loss) in previous years. The 2006 amounts also include the cumulative effect of a change in accounting principle due to the adoption of SFAS 156. SFAS 156, upon initial adoption, permitted a one-time reclassification of available-for-sale securities to trading securities for securities, which were identified as offsetting an entity’s exposure or liabilities that a servicer elects to subsequently measure at fair value.

Year ended December 31, ($ in millions)	2008	2007	2006
Available-for-sale securities:
Cumulative effect of a change in accounting principle, net of taxes:
Transfer of unrealized loss for certain available-for-sale securities	$—	$—	$17
Net unrealized (losses) gains arising during the period, net of taxes (a)	(255)	(1)	204
Reclassification adjustment for net losses (gains) included in net income, net of taxes (b)	91	(13)	(652)

Net change	(164)	(14)	(431)

Cash flow hedges:
Net unrealized losses on cash flow hedges, net of taxes (c)	(24)	(71)	(207)
Reclassification adjustment for net losses included in net income, net of taxes (d)	5	45	2

Net change	$(19)	$(26)	$(205)

(a)	Net of tax benefit of $153 million for 2008, tax expense of $24 million for 2007, and tax expense of $106 million for 2006.
(b)	Net of tax expense of $49 million for 2008, tax expense of $8 million for 2007, and $351 million for 2006.
(c)	Net of tax benefit of $12 million for 2007 and tax benefit of $121 million for 2006. There was no tax impact for 2008.
(d)	Net of tax benefit of $12 million for 2007 and $1 million for 2006. There was no tax impact for 2008.

22.	Fair Value

Fair Value Measurements (SFAS 157)

We adopted SFAS 157 on January 1, 2008, which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. The standard applies when GAAP requires or allows assets or liabilities to be measured at fair value; therefore, it does not expand the use of fair value in any new circumstance.

SFAS 157 nullified guidance in EITF 02-3. EITF 02-3 required the deferral of day-one gains on derivative contracts, unless the fair value of the derivative contracts was supported by quoted market prices or similar current market transactions. In accordance with EITF 02-3, we previously deferred day-one gains on purchased MSRs and certain residential loan commitments. When SFAS 157 was adopted on January 1, 2008, the day-one gains previously deferred under EITF 02-3 were recognized as a cumulative effect adjustment that increased beginning retained earnings by $23 million.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). Additionally, SFAS 157 requires an entity to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring the fair value of a liability.

SFAS 157 establishes a three-level hierarchy to be used when measuring and disclosing fair value. An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. Following is a description of the three hierarchy levels:

Level 1	Inputs are quoted prices in active markets for identical asset or liabilities as of the measurement date. Additionally, the entity must have the ability to access the active market, and the quoted prices cannot be adjusted by the entity.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Level 2	Inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs that are observable or can be corroborated by observable market data by correlation or other means for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs are supported by little or no market activity. The unobservable inputs represent management’s best assumptions of how market participants would price the assets or liabilities. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.

Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized.

•

Available-for-sale securities — Available-for-sale securities are carried at fair value, which is primarily based on observable market prices. If observable market prices are not available, our valuations are based on internally developed discounted cash flow models that use a market-based discount rate and consider recent market transactions, experience with similar securities, current business conditions, and analysis of the underlying collateral, as available. In order to estimate cash flows, we are required to utilize various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (including prepayment speeds, delinquency levels, and credit losses). We classified 13% of the available-for-sale securities reported at fair value as Level 3. Available-for-sale securities account for 22% of all assets reported at fair value at December 31, 2008.

•

Trading securities — Trading securities are recorded at fair value and include retained interests in assets sold through off-balance sheet securitizations and purchased securities. The securities may be asset-backed or asset-related asset-backed securities (including senior and subordinated interests), interest-only, principal-only, or residual interests and may be investment grade, noninvestment grade, or unrated securities. We base our valuation of trading securities on observable market prices when available; however, observable market prices are not available for a significant portion of these assets due to illiquidity in the markets. When observable market prices are not available, valuations are primarily based on internally developed discounted cash flow models that use a market-based discount rate. The valuation considers recent market transactions, experience with similar securities, current business conditions, and analysis of the underlying collateral, as available. In order to estimate cash flows, we utilize various significant assumptions including market observable inputs (e.g., forward interest rates) and internally developed inputs (e.g., prepayment speeds, delinquency levels, and credit losses). We classified 75% of the trading securities reported at fair value as Level 3. Trading securities account for 7% of all assets reported at fair value at December 31, 2008.

•

Loans held-for-sale — The entire loans held-for-sale portfolio is accounted for at the lower of cost or fair value. Only loans that are currently being carried at fair value are included within the accompanying nonrecurring fair value measurement tables. We classified 63% of the loans held-for-sale reported at fair value as Level 3. Loans held-for-sale account for 9% of all assets reported at fair value at December 31, 2008.

Approximately 6% of the total loans held-for-sale and carried at fair value are automotive loans. We based our valuation of automotive loans held-for-sale on internally developed discounted cash flow models or terms established under fixed-pricing forward flow agreements and have classified all these loans as Level 3. These valuation models estimate the exit price we expect to receive in the loan’s principal market, which depending upon characteristics of the loans may be the whole-loan market, the securitization market, or committed prices contained in forward sale agreements. Although we utilize and give priority to market observable inputs, such as interest rates and market spreads within these models, we are typically required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. While numerous controls exist to calibrate, corroborate, and validate these internal inputs, these internal inputs require the use of judgment and can have a significant impact on the determination of the loan’s value. Accordingly, we classified all automotive loans held-for-sale as Level 3.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Approximately 94% of the total loans carried at fair value are mortgage loans. We originate or purchase mortgage loans in the United States that we intend to sell to Fannie Mae, Freddie Mac, and Ginnie Mae (collectively, the Agencies). Additionally, we originate or purchase mortgage loans both domestically and internationally that we intend to sell into the secondary markets via whole-loan sales or securitizations.

Mortgage loans held-for-sale are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility (domestic only), product type, interest rate, and credit quality. Two valuation methodologies are used to determine the fair value of loans held-for-sale. The methodology used depends on the exit market as described below.

Loans valued using observable market prices for identical or similar assets — This includes all domestic loans that can be sold to the Agencies, which are valued predominantly by published forward agency prices. This will also include all nonagency domestic loans or international loans where recently negotiated market prices for the loan pool exist with a counterparty (which approximates fair value) or quoted market prices for similar loans are available. As these valuations are derived from quoted market prices, we classify these valuations as Level 2 in the fair value disclosures. As of December 31, 2008, 40% of the mortgage loans held-for-sale currently being carried at fair value are classified as Level 2. Due to the current illiquidity of the mortgage market, it may be necessary to look for alternative sources of value, including the whole-loan purchase market for similar loans and place more reliance on the valuations using internal models.

Loans valued using internal models — To the extent observable market prices are not available, we will determine the fair value of loans held-for-sale using internally developed valuation models. These valuation models estimate the exit price we expect to receive in the loan’s principal market, which depending upon characteristics of the loan, may be the whole-loan or securitization market. Although we utilize and give priority to market observable inputs such as interest rates and market spreads within these models, we are typically required to utilize internal inputs, such as prepayment speeds, credit losses, and discount rates. While numerous controls exist to calibrate, corroborate, and validate these internal inputs. The generation of these internal inputs requires the use of judgment and can have a significant impact on the determination of the loan’s fair value. Accordingly, we classify these valuations as Level 3 in the fair value disclosures. As of December 31, 2008, 60% of the mortgage loans held-for-sale currently being carried at fair value are classified as Level 3.

Due to limited sales activity and periodically unobservable prices in certain markets, certain loans held-for-sale may transfer between Level 2 and Level 3 in future periods.

•

Consumer finance receivables and loans, net of unearned income — Under SFAS 159, we elected the fair value option for certain mortgage loans held-for-investment. The elected loans collateralized on-balance sheet securitization debt in which we estimated credit reserves pertaining to securitized assets that could have, or already had, exceeded our economic exposure. The elected loans represent a portion of the consumer finance receivable and loans on the Consolidated Balance Sheets. The balance that was not elected under SFAS 159 was reported on the balance sheet at the principal amount outstanding, net of charge-offs, allowance for loan losses, and net deferred loan fees.

The mortgage loans held-for-investment that collateralized securitization debt were legally isolated from us and are beyond the reach of our creditors. The loans are measured at fair value using a portfolio approach or an in-use premise. The objective in fair valuing the loans and related securitization debt is to properly account for our retained economic interest in the securitizations. As a result of reduced liquidity in capital markets, values of both these loans and the securitized bonds are expected to be volatile.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Since this approach involves the use of significant unobservable inputs, we classified all the mortgage loans held-for-investment elected under SFAS 159 as Level 3. As of December 31, 2008, all consumer finance receivables and loans reported at fair value are classified as Level 3. Consumer finance receivables and loans account for 7% of all assets reported at fair value at December 31, 2008. Refer to the section within this note titled Fair Value Option of Financial Assets and Financial Liabilities (SFAS 159) for additional information.

•

Investment in operating leases, net — In light of the prevailing market conditions, particularly weakness in the economy and the associated decline in demand for certain used vehicle values, we evaluated our investment in operating leases for impairment in accordance with SFAS 144. During the year ended December 31, 2008, we recognized impairment of $1.2 billion related to our investment in operating leases. We determined a lease was impaired when the undiscounted expected cash flows was lower than the carrying value of the asset. The fair value of these impaired leases was then measured based upon discounted cash flows. We considered all the discounted expected cash flows when determining the fair value, including customer payments, the expected residual value upon remarketing the vehicle at lease termination, and future payments from GM under residual risk-sharing agreements. Based upon the use of internally developed discounted cash flow models, we classified all the impaired leases as Level 3. Our investment in operating leases accounts for 17% of all assets reported at fair value at December 31, 2008. For further details with respect to impaired operating leases, refer to Note 8 — Impairment of Investment in Operating Leases.

•

Mortgage servicing rights — We typically retain MSRs when we sell assets into the secondary market. MSRs do not trade in an active market with observable prices; therefore, we use internally developed discounted cash flow models to estimate the fair value of MSRs. These internal valuation models estimate net cash flows based on internal operating assumptions that we believe would be used by market participants, combined with market-based assumptions for loan prepayment rates, interest rates, and discount rates that we believe approximate yields required by investors in this asset. Cash flows primarily include servicing fees, float income, and late fees, in each case less operating costs to service the loans. The estimated cash flows are discounted using an option-adjusted spread derived discount rate. All MSRs are classified as Level 3 at December 31, 2008. MSRs account for 10% of all assets reported at fair value at December 31, 2008.

•

Derivative instruments — We manage risk through our balance of loan production and servicing businesses while using portfolios of financial instruments, including derivatives, to manage risk related specifically to the value of loans held-for-sale, loans held-for-investment, MSRs, foreign currency debt, and enter into interest rate swaps to facilitate transactions where the underlying receivables are sold to a nonconsolidated QSPE. During the twelve months ended December 31, 2008, we recorded net economic hedge gains of $1.2 billion. Refer to Note 16 for additional information regarding changes in the fair value of economic hedges.

We enter into a variety of derivative financial instruments as part of our hedging strategies. Certain of these derivatives are exchange traded, such as Eurodollar futures, or traded within highly active dealer markets, such as agency to-be-announced securities. To determine the fair value of these instruments, we utilize the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 1. We classified less than 1% of the derivative assets and 3% of the derivative liabilities reported at fair value as Level 1 at December 31, 2008.

We also execute over-the-counter derivative contracts, such as interest rate swaps, floors, caps, corridors, and swaptions. We utilize third-party-developed valuation models that are widely accepted in the market to value these over-the-counter derivative contracts. The specific terms of the contract and market observable inputs (such as interest rate forward curves and interpolated volatility assumptions) are entered into the model. These over-the-counter derivative contracts were classified as Level 2 at December 31, 2008, because all significant inputs into these markets were market observable. We classified 69% of the derivative assets and 44% of the derivative liabilities reported at fair value as Level 2 at December 31, 2008.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

We also hold certain derivative contracts that are structured specifically to meet a particular hedging objective. These derivative contracts often are utilized to hedge risks inherent within certain on-balance sheet securitizations. To hedge risks on particular bond classes or securitization collateral, the derivative’s notional amount is often indexed to the hedged item. As a result, we typically are required to use internally developed prepayment assumptions as an input into the model, in order to forecast future notional amounts on these structured derivative contracts. Accordingly, these derivative contracts were classified as Level 3. We classified 31% of the derivative assets and 53% of the derivative liabilities reported at fair value as Level 3 at December 31, 2008.

SFAS 157 requires an entity to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring fair value of a liability. We consider our credit risk and the credit risk of our counterparties in the valuation of derivative instruments through a credit valuation adjustment (CVA). The CVA calculation utilizes our credit default swap spreads and the spreads of the counterparty. The CVA calculates the probable or potential future exposure on the derivative under different interest and currency exchange rate environments using a simulation tool. For each simulation, a CVA is calculated using either our credit default spread, or the default spread of the counterparty, and the potential exposure of the simulation.

Derivative assets account for 17% of all assets reported at fair value at December 31, 2008. Derivative liabilities account for 58% of all liabilities reported at fair value at December 31, 2008.

•

Repossessed and foreclosed assets — Foreclosed upon or repossessed assets resulting from loan defaults are carried at the lower of either cost or fair value less costs to sell and are included in other assets on the Consolidated Balance Sheets. Only assets that are being carried at fair value less costs to sell are included in the fair value disclosures.

The majority of assets acquired due to default are foreclosed assets. We revalue foreclosed assets on a periodic basis. Properties that are valued based upon independent third-party appraisals less costs to sell are classified as Level 2. When third-party appraisals are not obtained, valuations are typically obtained from third-party broker price opinion; however, depending on the circumstances, the property list price or other sales price information may be used in lieu of a broker price opinion. Based on historical experience, these values are adjusted downward to take into account damage and other factors that typically cause the actual liquidation value of foreclosed properties to be less than broker price opinion or other price sources. This valuation adjustment is necessary to ensure the valuation ascribed to these assets considers unique factors and circumstances surrounding the foreclosed asset. As a result of applying internally developed adjustments to the third-party-provided valuation of the foreclosed property, these assets are classified as Level 3 in the fair value disclosures. As of December 31, 2008, 38% and 62% of foreclosed and repossessed properties carried at fair value less costs to sell are classified as Level 2 and Level 3, respectively. Repossessed and foreclosed assets account for 2% of all assets reported at fair value at December 31, 2008.

•

Investment in used vehicles held-for-sale — Our investment in used vehicles is carried at the lower of either cost or fair value less costs to sell and is included in other assets on the Consolidated Balance Sheets. Only assets that are being carried at fair value less costs to sell are included in the nonrecurring fair value tables. The prevailing market conditions, primarily weakness in the economy of the United States and Canada, have created a decline in used vehicle prices, which lowered the fair value of certain vehicles below cost. The fair value was determined based on our recent remarketing experience related to our investment in used vehicles held-for-sale. We classified all these assets as Level 3. Our investment in used vehicles held-for-sale accounts for 2% of all assets reported at fair value at December 31, 2008.

•

On-balance sheet securitization debt — Under SFAS 159, we elected the fair value option for certain mortgage loans held-for-investment and on-balance sheet securitization debt. In particular, we elected the fair value option on securitization debt issued by domestic on-balance sheet securitization vehicles as of January 1, 2008, in which we estimated credit reserves pertaining to securitized assets could have, or already had, exceeded our economic exposure. The objective in measuring the loans and related securitization debt at fair value was to approximate our retained economic interest and economic exposure to the collateral securing the securitization debt. The remaining on-balance sheet securitization debt that was not elected under SFAS 159 is reported on the balance sheet at cost, net of premiums or discounts and issuance costs.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

We value securitization debt that was elected pursuant to the fair value option and any economically retained positions using market observables prices whenever possible. The securitization debt is principally in the form of asset- and mortgage-backed securities collateralized by the underlying mortgage loans held-for-investment. Due to the attributes of the underlying collateral and current market conditions, observable prices for these instruments are typically not available in active markets. In these situations, we consider observed transactions as Level 2 inputs in our discounted cash flow models. Additionally, the discounted cash flow models utilize other market observable inputs such as interest rates, and internally derived inputs including prepayment speeds, credit losses, and discount rates. Fair value option elected financing securitization debt is classified as Level 3 as a result of the reliance on significant assumptions and estimates for model inputs. On-balance sheet securitization debt accounts for 42% of all liabilities reported at fair value at December 31, 2008. As a result of reduced liquidity in capital markets, values of both the elected loans and the securitized debt are expected to be volatile. Refer to the section within this note Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159) for a complete description of these securitizations.

•

Collateralized debt obligations — We elected the fair value option for all collateralized debt obligations (CDOs). CDOs are collateralized by trading securities, which are already carried at fair value. During the fourth quarter of 2008, we sold 100% of our ownership in the CDOs, which resulted in deconsolidation. Refer to the section within this note titled Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159) for a complete description of the CDOs.

Recurring Fair Value

The following table displays the assets and liabilities measured at fair value on a recurring basis, including financial instruments elected for the fair value option under SFAS 159. We often economically hedge the fair value change of our assets or liabilities with derivatives and other financial instruments. The table below displays the hedges separately from the hedged items; therefore, it does not directly display the impact of our risk management activities.

	Recurring fair value measures
December 31, 2008 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities:
Available-for-sale securities	$1,736	$3,867	$885	$6,488
Trading securities	1	486	1,467	1,954
Consumer finance receivables and loans, net of unearned income (a)	—	—	1,861	1,861
Mortgage servicing rights	—	—	2,848	2,848
Other assets:
Cash reserve deposits held-for-securitization trusts	—	—	35	35
Derivative (liabilities) assets, net (b)	(51)	2,263	149	2,361
Restricted cash collections for securitization trusts	—	—	6	6

Total assets	$1,686	$6,616	$7,251	$15,553

Liabilities
Secured debt:
On-balance sheet securitization debt (a)	$—	$—	$(1,899)	$(1,899)

Total liabilities	$—	$—	$(1,899)	$(1,899)

(a)	Carried at fair value due to fair value option election under SFAS 159.
(b)	At December 31, 2008, derivative assets within Level 1, Level 2, and Level 3 were $21 million, $3.4 billion, and $1.5 billion, respectively. Additionally, derivative liabilities within Level 1, Level 2, and Level 3 were $72 million, $1.1 billion, and $1.4 billion, respectively.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

The following table presents the reconciliation for all Level 3 assets and liabilities measured at fair value on a recurring basis. We often economically hedge the fair value change of our assets or liabilities with derivatives and other financial instruments. The Level 3 items presented below may be hedged by derivatives and other financial instruments that are classified as Level 1 or Level 2. Thus, the following tables do not fully reflect the impact of our risk management activities.

($ in millions)	Level 3 recurring fair value measurements
	Fair value as of January 1, 2008	Net realized/ unrealized gains (losses)			Purchases, issuances, and settlements, net	Net transfers in of Level 3	Fair value as of December 31, 2008	Net unrealized (losses) gains included in earnings still held as of December 31, 2008
		Included in earnings		Included in other comprehensive income (j)
Assets
Investment securities
Available-for-sale securities	$1,249	$(122	) (b)	$—	$(242)	$—	$885	$(116	) (b)
Trading securities	2,726	(867	) (c)	(16)	(376)	—	1,467	(709	) (c)
Consumer finance receivables and loans, net of unearned income (a)	6,684	(2,391	) (d)	—	(2,432)	—	1,861	(3,467	) (d)
Mortgage servicing rights	4,713	(2,333	) (e)	—	468	—	2,848	(2,250	) (e)
Other assets
Cash reserve deposits held-for-securitization trusts	30	(6	) (c)	—	11	—	35	(281	) (c)
Fair value of derivative contracts in (liability) receivable position, net	(46)	539	(f)	22	(368)	2	149	767	(f)
Restricted cash collections for securitization trusts	111	(15	) (g)	(7)	(83)	—	6	(15	) (g)

Total assets	$15,467	$(5,195)		$(1)	$(3,022)	$2	$7,251	$(6,071)

Liabilities
Secured debt
On-balance sheet securitization debt (a)	$(6,734)	$2,478	(h)	$—	$2,357	$—	$(1,899)	$2,916	(h)
Collateralized debt obligations (a)	(351)	101	(i)	—	250	—	—	111	(i)

Total liabilities	$(7,085)	$2,579		$—	$2,607	$—	$(1,899)	$3,027

(a)	Carried at fair value due to fair value option election under SFAS 159.
(b)	Reported as investment income (loss) in the Consolidated Statement of Income, except securitization trust interests, which are reported as other income, net of losses in the Consolidated Statement of Income.
(c)	Reported as investment income (loss) in the Consolidated Statement of Income.
(d)	The fair value adjustment is reported as other income, net of losses and the related interest is reported as consumer financing revenue in the Consolidated Statement of Income.
(e)	Fair value adjustment reported as servicing asset valuation and hedge activities, net in the Consolidated Statement of Income.
(f)	Derivative instruments relating to risks associated with debt are reported as interest expense in the Consolidated Statement of Income, while derivatives relating to risks associated with mortgage loans held-for-sale are reported as investment income (loss). The remaining derivative earnings are reported as other income, net of losses in the Consolidated Statement of Income.
(g)	Reported as other operating expenses in the Consolidated Statement of Income.
(h)	The fair value adjustment is reported as other income, net of losses and the related interest is reported as interest expense in the Consolidated Statement of Income.
(i)	Reported as investment income (loss) and the related interest is reported as interest expense in the Consolidated Statement of Income.
(j)	Includes foreign currency translation adjustments, if any.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Nonrecurring Fair Value

We may be required to measure certain assets and liabilities at fair value from time to time. These periodic fair value measures typically result from the application of lower of cost or fair value accounting or certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under SFAS 157.

The following table displays the assets and liabilities measured at fair value on a nonrecurring basis.

December 31, 2008 ($ in millions)	Nonrecurring fair value measures				Lower of cost or fair value or credit allowance	Total losses included in earnings for the year ended
	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale (a)	$—	$925	$1,550	$2,475	$(917)	(g)
Commercial finance receivables and loans, net of unearned income (b)	—	566	1,511	2,077	(703)	(g)
Investment in operating leases, net (c)	—	—	4,730	4,730	(f)	$(1,234)
Other assets:
Real estate and other investments (c)	—	81	—	81	(f)	(54)
Repossessed and foreclosed assets, net (d)	—	250	405	655	(256)	(g)
Goodwill (e)	—	—	—	—	(f)	(16)
Investment in used vehicles held-for-sale (a)	—	—	461	461	(86)	(g)

Total assets	$—	$1,822	$8,657	$10,479	$(1,962)	$(1,304)

n/m = not meaningful

(a)	Represents assets held-for-sale that are required to be measured at lower of cost or fair value in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities or SOP 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Only assets with fair values below cost as of December 31, 2008, are included in the table above. The related valuation allowance represents the cumulative adjustment to fair value of those specific loans.
(b)	Represents the portion of the commercial portfolio impaired as of December 31, 2008, under SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The related credit allowance represents the cumulative adjustment to fair value of those specific receivables. Refer to Note 1 for additional information related to impaired loans.
(c)	Represents assets impaired as of December 31, 2008, under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The total loss included in earnings represents adjustments to the fair value of the portfolio based on actual sales during the year ended December 31, 2008.
(d)	The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value less costs to sell.
(e)	Represents goodwill impaired as of December 31, 2008, under SFAS No. 142, Goodwill and Other Intangible Assets. The entire goodwill balance of our North American Automotive Finance operations and our Commercial Finance Group were deemed to have a fair value of zero as of December 31, 2008.
(f)	The total loss included in earnings is the most relevant indicator of the impact on earnings.
(g)	We consider the applicable valuation or credit loss allowance to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation or credit loss allowance.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)

Effective January 1, 2008, we adopted SFAS 159, which permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value.

We elected to measure at fair value certain financial assets and liabilities held by our ResCap operations including certain collateralized debt obligations and certain mortgage loans held-for-investment and related debt held in financing securitization structures that existed as of adoption. Our intent in electing fair value for these items was to mitigate a divergence between accounting losses and economic exposure for certain assets and liabilities as described in the paragraphs following the table below. The after-tax cumulative effect to retained earnings for these fair value elections was a decrease of $178 million on January 1, 2008.

The following table represents the carrying value of the affected instruments before and after the changes in accounting related to the adoption of SFAS 159.

($ in millions)	December 31, 2007 carrying value before adoption	Cumulative effect adjustment to January 1, 2008 retained earnings gain (loss)	January 1, 2008 carrying value after adoption
Assets
Consumer finance receivables and loans, net of unearned income (a)	$10,531	$(3,847)	$6,684
Liabilities
Secured debt:
On-balance sheet securitization debt	$(10,367)	$3,633	$(6,734)
Collateralized debt obligations	(386)	35	(351)

Pretax cumulative effect of adopting SFAS 159		$(179)

After-tax cumulative effect of adopting SFAS 159		$(178)

(a)	Includes the removal from the Consolidated Balance Sheet of the $489 million of allowance for loan losses.

The following are descriptions of financial assets and financial liabilities elected to be measured at fair value under SFAS 159.

•

On-balance sheet securitizations — In prior years, ResCap executed certain domestic securitizations that did not meet sale criteria under SFAS 140. As part of these domestic on-balance sheet securitizations, we typically retained the economic residual interest in the securitization. The economic residual entitles us to excess cash flows that remain at each distribution date after absorbing any credit losses in the securitization. Because sale treatment was not achieved under SFAS 140, the mortgage loan collateral remained on the balance sheet and was classified as consumer finance receivable and loans, the securitization’s debt was classified as secured debt, and the economic residuals were not carried on the balance sheet. After execution of the securitizations, we were required under GAAP to continue recording an allowance for credit losses on these held-for-investment loans.

As a result of market conditions and deteriorating credit performance of domestic residential mortgages, our economic exposure on certain of these domestic on-balance sheet securitizations were reduced to zero or approximating zero, thus indicating we expected minimal to no future cash flows to be received on the economic residual. While we no longer were economically exposed to credit losses in the securitizations, we were required to continue recording additional allowance for credit losses on the securitization collateral as credit performance deteriorated. Further, in accordance with GAAP, we did not record any offsetting reduction in the securitization’s debt balances, even though any nonperformance of the assets would ultimately pass through as a reduction of the amount owed to the debt holders, once they are contractually extinguished. As a result, we were required to record accounting losses beyond our economic exposure.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

To mitigate the divergence between accounting losses and economic exposure, we elected the fair value option for a portion of the domestic on-balance sheet securitizations on January 1, 2008. In particular, we elected the fair value option for domestic on-balance sheet securitization vehicles in which we estimated that the credit reserves pertaining to securitized assets could, or already had, exceeded our economic exposure. The fair value option election was made at a securitization level; thus the election was made for both the mortgage loans held-for-investment and the related portion of on-balance sheet securitized debt for these particular securitizations.

As part of the cumulative effect of adopting SFAS 159, we removed various items that were previously included in the carrying value of the respective consumer loans and on-balance sheet securitization debt. We removed $489 million of allowance for credit losses and other net deferred and upfront costs included in the carrying value of the fair value-elected loans and debt. The removal of these items and the adjustment required to have the carrying value equal fair value at January 1, 2008, resulted in a $3.8 billion decrease recorded to beginning retained earnings for the fair value-elected mortgage loans held-for-investment (of which $556 million was our estimate of the decrease in fair value to credit quality) offset by a $3.6 billion gain related to the elected on-balance sheet securitization debt. These fair value option elections did not have a material impact on our deferred tax balances.

Subsequent to the fair value election for loans held-for-investment, we continued to carry the fair value-elected loans within consumer finance receivable and loans, net of unearned income, on the Consolidated Balance Sheets. We no longer record allowance for credit losses on these fair value-elected loans, and amortization of net deferred costs/fees no longer occurs because the deferred amounts were removed as part of the cumulative effect of adopting SFAS 159. Our policy is to separately record interest income on the fair value-elected loans unless the loans are placed on nonaccrual status when they are 60 days past due; these amounts continue be classified within consumer financing revenue in the Consolidated Statement of Income. The fair value adjustment recorded for the loans is classified as other income, net of losses in the Consolidated Statement of Income.

Subsequent to the fair value election for the respective on-balance sheet securitization debt, we no longer amortize upfront transaction costs on the fair value-elected securitization debt since these deferred amounts were removed as part of the cumulative effect of adopting SFAS 159. The fair value-elected debt balances continue to be recorded as secured debt on the Consolidated Balance Sheets. Our policy is to separately record interest expense on the fair value-elected securitization debt, which continues to be classified within interest expense in the Consolidated Statement of Income. The fair value adjustment recorded for this fair value-elected debt is classified within other income, net of losses in the Consolidated Statement of Income.

•

Collateralized debt obligations — Our ResCap operations executed two collateralized debt obligation securitizations in 2004 and 2005 named CDO I and CDO II. Similar to the on-balance sheet securitizations discussed above, we retained certain economic interests in the CDOs that entitled us to the excess cash flows that remain at each distribution date, after absorbing any credit losses in the CDOs. These CDOs were required to be consolidated under FIN 46(R), thus the CDO collateral remained on the Consolidated Balance Sheets as investment securities. Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the collateral is recorded at fair value on the Consolidated Balance Sheets, with revaluation adjustments recorded through current period earnings. The fair value adjustments related to investment securities are classified within investment income in the Consolidated Statement of Income. The CDO debt issued to third parties, which was required to be carried at amortized cost, was classified as secured debt on the Consolidated Balance Sheets. Our retained economic interests are not carried on the Consolidated Balance Sheets.

Similar to the on-balance sheet securitizations discussed above, we experienced significant devaluation in our retained economic interests in the on-balance sheet CDO transactions during 2007. The devaluation of our retained economic interests was primarily the result of cash flows being contractually diverted away from our retained interest to build cash reserves as a direct result of certain failed securitization triggers and significant illiquidity in the CDO market. While our economic exposure was reduced to approximately zero, as evidenced by our retained economic interest values, we continued writing down the CDO collateral with no offsetting reduction in the associated CDO debt balances. Thus, prior to fair value option election, we were recording accounting losses

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

beyond our economic exposure. In order to mitigate the divergence between accounting losses and economic exposure, we elected the fair value option for the debt balances recorded for CDO I and CDO II on January 1, 2008.

As part of the cumulative effect of adopting SFAS 159, we removed deferred upfront securitization costs related to CDO I and CDO II. The removal of the deferred deal costs and the adjustment required to have the carrying value equal fair value at January 1, 2008, resulted in a net cumulative-effect adjustment recorded to beginning retained earnings of $35 million. These fair value option elections did not have a material impact on our deferred tax balances.

Subsequent to the fair value option election for the CDO debt, we no longer amortize upfront securitization costs for these transactions, as these amounts were removed as part of the cumulative effect of adopting SFAS 159. During the fourth quarter of 2008, we sold 100% of our ownership in CDOs, including all management responsibilities.

The following summarizes the fair value option elections and information regarding the amounts recorded within earnings for each fair value option elected item.

	Changes included in the Consolidated Statement of Income for the year ended December 31, 2008
($ in millions)	Consumer financing revenue	Interest expense	Investment income	Other income	Total included in earnings	Change in fair value due to credit risk (a)
Assets
Consumer finance receivables and loans, net of unearned income	$709	$—	$—	$(3,101)	$(2,392)	$(809	) (b)
Liabilities
Secured debt:
On-balance sheet securitization debt	$—	$(387)	$—	$2,865	$2,478	$618	(c)
Collateralized debt obligations	—	(10)	111	—	101	—	(d)

Total					$187

(a)	Factors other than credit quality that impact fair value include changes in market interest rates and the illiquidity or marketability in the current marketplace. Lower levels of observable data points in illiquid markets generally result in wide bid/offer spreads.
(b)	The credit impact for consumer finance receivables and loans were quantified by applying internal credit loss assumptions to cash flow models.
(c)	The credit impact for on-balance sheet securitization debt is assumed to be zero until our economic interests in a particular securitization is reduced to zero, at which point the losses on the underlying collateral will be expected to be passed through to third-party bondholders. Losses allocated to third-party bondholders, including changes in the amount of losses allocated, will result in fair value changes due to credit. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.
(d)	The credit impact for collateralized debt obligations is assumed to be zero until our economic interests in the securitization is reduced to zero, at which point the losses projected on the underlying collateral will be expected to be passed through to the securitization’s bonds. We also monitor credit ratings and will make credit adjustments to the extent any bond classes are downgraded by rating agencies.

Interest income on mortgage loans held-for-investment is measured by multiplying the unpaid principal balance on the loans by the coupon rate and the days interest due. Interest expense on the on-balance sheet securitizations is measured by multiplying bond principal by the coupon rate and days interest due to the investor.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

The following table provides the aggregate fair value and the aggregate unpaid principal balance for the fair value option-elected loans and long-term debt instruments.

December 31, 2008 ($ in millions)	Unpaid principal balance	Loan advances/ other		Accrued interest		Fair value allowance		Fair value
Assets
Consumer finance receivables and loans, net of unearned income:
Total loans	$8,735	$(135)		$90		$(6,829)		$1,861
Nonaccrual loans	1,695		(b)		(b)		(b)		(b)
Loans 90+ days past due (a)	1,204		(b)		(b)		(b)		(b)
Liabilities
Secured debt:
On-balance sheet securitization debt	$(8,414)		$(2)	$(18)		$6,535		$(1,899)

(a)	Loans 90+ days past due are also presented within the nonaccrual loan balance.
(b)	The fair value of loans held-for-sale is calculated on a pooled basis, which does not allow us to reliably estimate the fair value of loans 90+ days past due or nonaccrual loans. As a result, the fair value of these loans is not included in the table above. Unpaid principal balances were provided to allow assessment of the materiality of loans 90+ days past due and nonaccrual loans relative to total loans. For further discussion regarding the pooled basis, refer to the previous section of this note titled, Consumer finance receivables, net of unearned income.

Fair Value of Financial Instruments (SFAS 107)

The following table presents the carrying and estimated fair value of assets and liabilities considered financial instruments under Statements of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107). Accordingly, certain items that are not considered financial instruments are excluded from the table. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based upon appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies could be material to the estimated fair values. Fair value information presented herein is based on information available at December 31, 2008 and 2007. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates; therefore, the current estimates of fair value at dates after December 31, 2008 and 2007, could differ significantly from these amounts.

	2008		2007
	Carrying	Fair	Carrying	Fair
December 31, ($ in millions)	value	value	value	value
Financial assets
Investment securities	$8,445	$8,445	$16,740	$16,740
Loans held-for-sale	7,919	8,182	20,559	20,852
Finance receivables and loans, net	96,640	91,026	124,759	122,378
Notes receivable from GM	1,655	1,655	1,868	1,868
Derivative assets	5,014	5,014	4,448	4,448
Financial liabilities
Debt (a)	126,771	106,119	193,547	179,400
Deposit liabilities	19,221	19,298	12,851	13,020
Derivative liabilities	2,653	2,653	1,311	1,311

(a)	Debt includes deferred interest for zero-coupon bonds of $450 million and $399 million for 2008 and 2007, respectively.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

The following describes the methodologies and assumptions used to determine fair value for the respective classes of financial instruments.

•

Investment securities — Bonds, equity securities, notes, and other available-for-sale investment securities are carried at fair value. Refer to the previous sections of this note titled Available-for-sale securities and Trading securities for a description of the methodologies and assumptions used to determine fair value. Held-to-maturity investment securities are carried at amortized cost. The fair value of the held-to-maturity investment securities is based on valuation models using market-based assumptions.

•	Loans held-for-sale — Refer to the previous section of this note also title Loans held-for-sale for a description of methodologies and assumptions used to determine fair value.

•

Finance receivables and loans, net — The fair value of finance receivables was based on discounted future cash flows using applicable spreads to approximate current rates applicable to each category of finance receivables (an income approach as defined by SFAS 157). The carrying value of wholesale receivables and certain other automotive and mortgage lending receivables for which interest rates reset on a short-term basis with applicable market indices are assumed to approximate fair value either because of the short-term nature or because of the interest rate adjustment feature. The fair value of mortgage loans held-for-investment was based on discounted cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality (an income approach as defined by SFAS 157); the net realizable value of collateral (a market approach); and/or the estimated sales price based on quoted market prices where available or actual prices received on comparable sales of mortgage loans to investors (a market approach). In addition to the previously mentioned valuation methods, we also followed FSP FAS No. 157-3, Determining Fair Value of a Financial Asset in a Market that is Not Active. As such, we assumed the price that would be received in an orderly transaction and not forced liquidation or distressed sale.

•

Notes receivable from GM — The fair value is estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to certain categories of other financing assets. These loans are heavily collateralized and are short-term in nature.

•	Derivative assets and liabilities — Refer to the previous section of this note titled Derivative instruments for a description of the methodologies and assumptions used to determine fair value.

•

Debt — The fair value of debt was determined using quoted market prices for the same or similar issues, if available, or was based on the current rates offered to us for debt with similar remaining maturities.

•

Deposit liabilities — Deposit liabilities represent certain consumer bank deposits as well as mortgage escrow deposits. The fair value of deposits with no stated maturity is equal to their carrying amount. The fair value of fixed-maturity deposits was estimated by discounting cash flows using currently offered rates for deposits of similar maturities.

23.	Variable Interest Entities

The following describes the VIEs that we have consolidated or in which we have a significant variable interest as described in FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46(R)).

•

Off-balance sheet securitization trusts — We sells pools of residential loans through securitization transactions that qualify for off-balance sheet treatment. Under SFAS 140, these entities are set up as trusts and are considered QSPEs. We do not consolidate these QSPEs as they are specifically out of scope of FIN 46(R) and are not allowed to be consolidated under SFAS 140.

Additionally, in certain securitization transactions, we transfer consumer finance receivables and wholesale lines of credit into bank-sponsored, multiseller, commercial paper conduits. These conduits provide a funding source to us (and to other transferors into the conduit) as they fund the purchase of the receivables through the issuance of commercial paper. Total assets outstanding in these bank-sponsored conduits approximated $3.9 billion

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

as of December 31, 2008. Although we have variable interests in these conduits, we are not considered to be the primary beneficiary, as we do not retain the majority of the expected losses or returns. We do not consolidate these conduits as they are specifically out of scope of FIN 46(R) and are not allowed to be consolidated under SFAS 140. Our maximum exposure to loss because of our involvement with these nonconsolidated VIEs is $134 million and would only be incurred in the event of a complete loss on the assets that we transferred.

•

On-balance sheet securitization trusts — We have certain securitization transactions that are not QSPEs and are VIEs within the scope of FIN 46(R). We typically hold the first loss position in these securitization transactions and as a result, anticipates absorbing the majority of the expected losses of the VIE. Accordingly, we are the primary beneficiary and thus have consolidated these securitization trusts entities. The assets of the consolidated securitization trusts totaled $20.2 billion and $35.8 billion at December 31, 2008 and 2007, respectively. The majority of the assets are included as finance receivables and loans, net of unearned interest in the Consolidated Balance Sheet. The liabilities of these securitization trust entities totaled $17.0 billion and $32.8 billion at December 31, 2008 and 2007, respectively. The majority of these liabilities were included secured debt in the Consolidated Balance Sheet.

The nature, purpose, activities, and our continuing involvement with the consolidated securitization trusts are virtually identical to our off-balance sheet securitization trusts, which are discussed in Note 7. We have not provided financial or other support to the consolidated securitization trusts that was not previously contractually required to be provided. The assets of the securitization trusts generally are the sole source of repayment on the securitization trusts’ liabilities. The creditors of the securitization trusts do not have recourse to our general credit, with the exception of the customary representation and warranty repurchase provisions and, in certain transactions, early payment default provisions, as discussed in Note 26.

During the fourth quarter of 2008, we completed the sale of residual cash flows related to a number of on-balance sheet securitization trusts and the necessary actions to cause the securitization trusts to satisfy the QSPE requirements of SFAS 140. The combination of those actions resulted in the derecognition of various securitization trusts and the removal of $2.4 billion in finance receivables at the unpaid principal balance, net of related allowance for loan loss of $127 million, $37 million of real-estate owned assets, $2.5 billion of secured debt, and capitalization of $7 million of mortgage servicing rights for the year ended December 31, 2008. Similar actions were taken during the second, third and fourth quarters of 2007 resulting in the removal of $25.9 billion in finance receivables at the unpaid principal balance, net of related allowance for loan loss of $1.5 billion, $626 million of real-estate owned assets, $26.6 billion of secured debt, capitalization of $76 million of mortgage servicing rights, and gains on sale totaling $526 million for the year ended December 31, 2007.

During 2008, we executed an amendment to a retail automotive securitization transaction that was classified as a QSPE under SFAS 140 and therefore was unconsolidated. The amendment contractually required us to deposit additional cash into a collateral account held by the trust. Management determined the amendment caused the trust to no longer be classified as a QSPE. As a result, the trust became a consolidated entity in accordance with FIN 46(R).

•

Mortgage warehouse funding — ResCap transfers international residential mortgage loans into SPEs in order to obtain funding. The facilities have advance rates less than 100% of the pledged asset values and in certain cases, ResCap has provided a subordinated loan to the facility to serve as additional collateral. For certain facilities there is an unconditional guarantee by ResCap of the entity’s repayment on the related debt to the facility, which provides the facility provider with recourse to ResCap’s general credit. ResCap continues to service the assets within the mortgage warehouse facilities.

The over-collateralization and the subordinated loan support the liability balance, and are the primary source of repayment of the entities’ liabilities. Assets can be sold from the facilities so long as ResCap supports the minimum cash reserve under the borrowing base should the eligibility/concentration limit of the remaining assets require it. ResCap is entitled to excess cash flows generated from the assets beyond those necessary to pay the facility during a particular period; therefore, ResCap holds an economic residual. There are no other forms of support provided to the SPE by ResCap beyond the assets (over-collateralization and subordinated loan) initially provided to the SPEs, and the guarantee provided by ResCap of the entities’ performance.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

These entities are VIEs within the scope of FIN 46(R). Due to the subordinated loan and the guarantee, ResCap anticipates absorbing the majority of the expected losses of the VIE. Accordingly, ResCap is the primary beneficiary and thus has consolidated these entities.

The assets of these residential mortgage warehouse entities totaled $1.4 billion and liabilities totaled $1.5 billion at December 31, 2008. The majority of the assets and liabilities are included in loans held-for-sale or finance receivables and loans, net of unearned income and secured debt, respectively, in the Consolidated Balance Sheet. The creditors of these VIEs do not have legal recourse to our general credit.

•

Warehouse lending — ResCap had a facility in which it transferred mortgage warehouse-lending receivables to a SPE that then sold a senior participation interest in the receivables to an unconsolidated QSPE. The QSPE funds the purchase of the participation interest from the SPE through financing obtained from third-party asset-backed commercial paper conduits. The SPE funds the purchase of the receivables from ResCap with cash obtained from the QSPE, as well as a subordinated loan and/or an equity contribution from ResCap. The senior participation interest sold and commercial paper issued were included in the VIE’s balance sheet. Once the receivables are sold, they may not be purchased by ResCap except in very limited circumstances, such as a breach in representation or warranty.

Management had determined ResCap is the primary beneficiary of the SPE based on the circumstances discussed above; therefore, the entity is consolidated in accordance with FIN 46(R). During 2008, ResCap executed termination agreements to cease the underlying programs because ResCap was not utilizing this facility in the normal course of business. The assets of the SPE totaled $0.5 billion at December 31, 2007, which were included in finance receivables and loans, net of unearned income, in the Consolidated Balance Sheet. The beneficial interest holders of this VIE do not have legal recourse to our general credit. We have not provided any financial support to the VIE during the year ended 2008.

•

Collateralized debt obligations — ResCap previously sponsored and managed the underlying collateral of certain CDOs. Under CDO transactions, a trust is established that purchases a portfolio of securities and issues debt and equity certificates, which represent interests in the portfolio of the assets. The assets of the CDOs included bonds issued by ResCap as part of its mortgage loan securitizations, as well as those issued by third-parties. Transactional activity related to these SPEs precluded meeting the QSPE criteria. Consequently, sale treatment was not obtained under SFAS 140 and the CDO trusts were VIEs within the scope FIN 46(R).

Prior to the fourth quarter of 2008, ResCap held the equity certificates in certain CDO trusts, which represented the first loss position and thus would absorb the majority of the expected losses of the entity. As a result, ResCap was the primary beneficiary of these collateralized debt obligations and as such, consolidated the entities in accordance with FIN 46(R).

During the fourth quarter of 2008, ResCap sold 100% of its ownership in the CDO entities, including equity in the CDO, retained bonds, and all asset management responsibilities. ResCap has no further continuing involvement in the CDOs and as a result applied sale accounting to the assets transferred into the CDOs. Further, ResCap is no longer deemed the primary beneficiary of the CDOs and, thus, the CDO trusts were deconsolidated resulting in a gain of $3 million and derecognition of $148 million in trading securities and $158 million in collateralized borrowings.

•

Construction and real estate lending — ResCap uses SPEs to finance construction-lending receivables and other real estate-owned assets. The SPEs purchase and hold the assets through financing obtained from third-party asset-backed commercial paper conduits.

ResCap is the primary beneficiary since it absorbs the majority of the losses, and as such, consolidates the entities in accordance with FIN 46(R). The assets in these entities totaled $1.2 billion and $2.3 billion at December 31, 2008 and 2007, respectively, which were included in finance receivables and loans, net of unearned income, in the Consolidated Balance Sheet. The liabilities in these entities totaled $0.6 billion and $1.3 billion during the year ended December 31, 2008 and 2007, respectively. The beneficial interest holders of these VIEs do not have

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

legal recourse to our general credit. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support or any type of support to the entity in 2008.

ResCap invests in certain entities and as such enters into subordinated real estate-lending arrangements. These entities are created to develop land and construct properties. Management has determined we do not have the majority of the expected losses or returns, and as such, consolidation is not appropriate under FIN 46(R). Total assets in these entities were $65 million at December 31, 2008, of which $43 million represents our maximum exposure. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support or any type of support to the entity during the year ended December 31, 2008.

•

Model home financings — In June 2008, Cerberus purchased certain assets of ResCap with a carrying value of approximately $480 million for consideration consisting of $230 million in cash and Series B junior preferred membership interests in the newly formed entity, CMH, which is not a subsidiary of ResCap and the managing member of which is an affiliate of Cerberus. CMH purchased model home and lot option assets from ResCap.

In conjunction with this agreement, Cerberus has entered into a term loan and a revolving loan with CMH. The term loan principal amount is $230 million and the revolving loan maximum amount is $10 million. Both loans have a five-year term and a 15% interest rate. The term loan and related interest are paid from the dispositions of the model homes and lot options.

As of December 31, 2008, CMH, LLC had repaid all but $8 million of the $230 million term loan. Once CMH has repaid the loan and paid the accrued interest, cash is distributed in the following order: first to the Class A senior preferred member all unreturned preferred capital, including a preferred return equal to 20% of total cash outlay less the aggregate amount of interest payments made; second to the Class B junior preferred member all unreturned preferred capital, including a preferred return equal to 20% of the initial Class B capital account; third to the Class B member until all reimbursable costs have been returned; and fourth to the common unit member (Cerberus). Based on the market conditions and market valuation adjustments, there is a risk that ResCap will not receive all of its tier 2 payments.

ResCap is the primary beneficiary since it absorbs the majority of the losses, and as such, consolidates the entities in accordance with FIN 46(R). The assets of CMH were $186 million as of December 31, 2008, and were included in other assets in Consolidated Balance Sheet. The liabilities of CMH were $47 million as of December 31, 2008, which were classified as debt and accrued expenses and other liabilities on the Consolidated Balance Sheet. The beneficial interest holders of this VIE do not have legal recourse to our general credit. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support or any type of support to the entity in 2008.

ResCap continues to service, account for, market and sell the assets, without a servicing fee. However, it does receive reimbursement of expenses directly related to the assets such as property taxes and other direct out-of-pocket expenses. This VIE does not conduct new business, therefore no new assets have transferred into CMH.

•

Servicing Funding — In order to assist in the financing of ResCap’s servicing advance receivables, ResCap formed an SPE that issues term notes to third-party investors that are collateralized by servicing advance receivables. These servicing advance receivables are transferred to the SPE and consist of delinquent principal and interest advances made by ResCap, as servicer, to various investors; property taxes and insurance premiums advanced to taxing authorities and insurance companies on behalf of borrowers; and amounts advanced for mortgages in foreclosure. The SPE funds the purchase of the receivables from financing obtained from the third-party investors and subordinated loan or an equity contribution from ResCap. Management has determined that ResCap is the primary beneficiary of the SPE, and as such, consolidates the entity in accordance with FIN 46(R). The assets of this entity totaled $1.2 billion as of December 31, 2008, which are included in other assets on the Consolidated Balance Sheet. The liabilities of this entity totaled $1.2 billion at December 31, 2008, consisting of $700 million in third-party term notes which are included within debt on the Consolidated Balance Sheet, and $507 million in affiliate payables

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

to ResCap, which are eliminated in consolidation. The beneficial interest holder of this VIE does not have legal recourse to our general credit. We do not have a contractual obligation to provide any type of financial support in the future, nor have we provided noncontractual financial support to the entity during the year ended December 31, 2008.

•

Commercial finance receivables — We have a facility in which we transfer commercial-lending receivables to a 100% owned SPE, which, in turn, issues notes received to third-party financial institutions, GMAC Commercial Finance, and asset-backed commercial paper conduits. The SPE funds the purchase of receivables from us with cash obtained from the sale of notes. Management has determined that we are the primary beneficiary of the SPE and, as such, consolidates the entity in accordance with FIN 46(R). The assets and liabilities of the SPE totaled $2.2 billion and $1.1 billion, respectively, as of December 31, 2008, and are included in finance receivables and loans, net of unearned income, on our Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to our general credit.

In other securitization transactions, we transfer resort time-share and commercial trade receivables into bank-sponsored multiseller commercial paper conduits. These conduits provide a funding source to us (and to other transferors into the conduit) as they fund the purchase of the receivables through the issuance of commercial paper. Total assets and liabilities outstanding in these bank-sponsored conduits approximated $2.1 billion and $781 million, respectively, as of December 31, 2008. Although we have a variable interest in these conduits, we may at our discretion prepay all or any portion of the loans at any time.

•

Preferred Blocker Inc. — In connection with the fourth quarter 2008 private debt exchange, we transferred GMAC Preferred Membership Interests to Preferred Blocker Inc. (Blocker), a newly formed taxable C-corporation. Blocker was established for the sole purpose of investing in a series of GMAC Preferred Membership Interests and financing it through the issuance of Blocker Preferred Stock to third-party investors in connection with the private debt exchange. Blocker will generally not engage in any business activities or hold any assets or incur any liabilities other than in connection with the issuance and maintenance of preferred stock. In connection to the arrangement, we hold 5,000,000 shares of Blocker Common Stock, with a par value of $0.01. Additionally, we are bound by a Keep-Well Agreement with Blocker in which we are required to make payment to Blocker in the event that Blocker’s expenses, primarily its income tax expense, are greater than the dividend spread between the GMAC Preferred Membership Interests (11.86% dividend rate per annum) and the Blocker Preferred Stock (7% dividend rate per annum). Refer to Note 26 for additional information regarding the Keep-Well Agreement. Due to the spread in rates, Blocker’s tax rate would have to exceed 41.0% before we would be required to make payment under the Keep-Well Agreement. Since this rate is in excess of common corporate taxable rates, the potential for loss under this agreement is considered remote. Although we hold these variable interests in Blocker, we are not considered to be the primary beneficiary, as we do not retain the majority of the expected losses or returns. Blocker is a wholly owned nonconsolidated subsidiary of GMAC.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

24.	Segment and Geographic Information

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

	Automotive Finance operations (a)
Year ended December 31, ($ in millions)	North American operations (a)	International operations (b)	ResCap	Insurance	Other (c)	Consolidated
2008
Net financing revenue (loss)	$(1,357)	$605	$(339)	$—	$899	$(192)
Other revenue	2,423	1,100	41	4,743	8,743	17,050

Total net revenue (loss)	1,066	1,705	(298)	4,743	9,642	16,858
Provision for credit losses	1,198	218	2,231	—	36	3,683
Impairment of goodwill and other intangible assets	14	—	—	42	2	58
Other noninterest expense	2,192	1,372	3,105	4,105	482	11,256

Income (loss) before income tax expense	(2,338)	115	(5,634)	596	9,122	1,861
Income tax expense (benefit)	(186)	29	(23)	137	36	(7)

Net income (loss)	$(2,152)	$86	$(5,611)	$459	$9,086	$1,868

Total assets	$113,848	$29,363	$47,564	$12,013	$(13,312)	$189,476

2007
Net financing revenue	$90	$824	$36	$—	$546	$1,496
Other revenue (loss)	3,151	890	1,640	4,902	(280)	10,303

Total net revenue	3,241	1,714	1,676	4,902	266	11,799
Provision for credit losses	390	120	2,580	—	6	3,096
Impairment of goodwill and other intangible assets	—	—	455	—	—	455
Other noninterest expense	1,642	1,090	3,023	4,235	200	10,190

Income (loss) before income tax expense	1,209	504	(4,382)	667	60	(1,942)
Income tax expense (benefit)	110	118	(36)	208	(10)	390

Net income (loss)	$1,099	$386	$(4,346)	$459	$70	$(2,332)

Total assets	$125,235	$36,129	$82,489	$13,770	$(8,684)	$248,939

2006
Net financing revenue (loss)	$(291)	$765	$958	$—	$770	$2,202
Other revenue (loss)	3,081	806	3,360	5,616	(243)	12,620

Total net revenue	2,790	1,571	4,318	5,616	527	14,822
Provision for credit losses	425	85	1,334	—	156	2,000
Impairment of goodwill and other intangible assets	—	—	—	—	840	840
Other noninterest expense	1,614	1,065	2,568	3,990	517	9,754

Income (loss) before income tax expense	751	421	416	1,626	(986)	2,228
Income tax expense (benefit)	(184)	113	(289)	499	(36)	103

Net income (loss)	$935	$308	$705	$1,127	$(950)	$2,125

Total assets	$103,506	$31,097	$135,101	$13,424	$8,843	$291,971

(a)	North American operations consist of automotive financing in the United States and Canada. International operations consist of automotive financing and full-service leasing in all other countries and Puerto Rico through March 31, 2006. Beginning April 1, 2006, Puerto Rico is included in North American operations.
(b)	Amounts include intrasegment eliminations between the North American operations and International operations.
(c)	Represents our Commercial Finance business, certain equity investments, other corporate activities, and reclassifications and eliminations between the reportable operating segments. At December 31, 2008, total assets were $6.0 billion for the Commercial Finance business and $(19.3) billion in corporate intercompany activity, reclassifications, and eliminations.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Information concerning principal geographic areas was as follows:

Year ended December 31, ($ in millions)	Revenue (a)	Long-lived assets (b)
2008
Canada	$123	$6,211
Europe	(295)	2,349
Latin America	1,087	167
Asia-Pacific	42	179

Total foreign	957	8,906
Total domestic	15,901	17,915

Total	$16,858	$26,821

2007
Canada	$522	$9,861
Europe	1,177	2,725
Latin America	1,075	186
Asia-Pacific	86	238

Total foreign	2,860	13,010
Total domestic	8,939	19,897

Total	$11,799	$32,907

2006
Canada	$596	$8,447
Europe	1,642	2,357
Latin America	924	138
Asia-Pacific	79	201

Total foreign	3,241	11,143
Total domestic	11,581	13,619

Total	$14,822	$24,762

(a)	Revenue consists of net financing revenue (loss) and total other revenue as presented in our Consolidated Statement of Income.
(b)	Consists of investment in operating leases, net and net property and equipment.

25. Restructuring Charges

On September 3, 2008, ResCap announced additional restructuring initiatives to optimize the mortgage business as the downturn in the credit and mortgage market persist. In response to the conditions, ResCap has enacted a plan to significantly streamline its operations, reduce costs, adjust its lending footprint, and refocus its resources on strategic lending and servicing. During the year ended December 31, 2008, ResCap incurred restructuring charges of $114 million related to this plan.

Previously on October 17, 2007, ResCap announced a restructuring plan that would reduce its workforce, streamline its operations, and revise its cost structure. During the year ended December 31, 2008, ResCap incurred restructuring charges of $31 million related to this plan.

On February 20, 2008, our North American Automotive Finance operations announced a restructuring plan to reduce costs, streamline operations, and position the business for scalable growth. During the year ended December 31, 2008, our North American Automotive Finance operations incurred restructuring charges of $65 million related to this plan.

In addition to the announced restructuring plans described above, our International Automotive Finance operations and Insurance operations incurred additional restructuring charges of $24 million during the year ended December 31, 2008.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

The restructuring charges primarily include severance pay, the buyout of employee agreements, and lease terminations and are classified as other operating expenses in our Consolidated Statement of Income. The following table summarizes by category, restructuring charge activity for the year ended December 31, 2008.

	Liability balance at December 31, 2007	Restructuring charges through	Cash paid or otherwise settled through	Liability balance at
($ in millions)		December 31, 2008
Restructuring charges:
Employee severance	$32	$148	$129	$51
Lease termination	45	62	56	51
Other	—	24	24	—

Total restructuring charges	$77	$234	$209	$102

26. Guarantees, Commitments, Contingencies, and Other Risks

Guarantees

Guarantees are defined as contracts or indemnification agreements that contingently require us to make payments to third parties based on changes in an underlying agreement that is related to a guaranteed party. The following summarizes our outstanding guarantees made to third parties on our Consolidated Balance Sheet, for the periods shown.

	2008		2007
December 31, ($ in millions)	Maximum liability	Carrying value of liability	Maximum liability	Carrying value of liability
Standby letters of credit	$467	$10	$545	$11
Securitization and sales:
HLTV and international securitizations	12	—	67	—
Other	11	—	—	—
Agency loan	4,369	—	6,005	—
Guarantees for repayment of third-party debt	717	3	1,378	2
Credit enhancement guarantees	111	1	139	—
Default repurchases	674	7	676	63
Nonfinancial guarantees	195	—	211	—
Other guarantees	40	13	172	20

•

Standby letters of credit — Our Commercial Finance Group issues both trade and standby letters of credit to clients that represent irrevocable guarantees of payment of specified financial obligations. Trade letters of credit issued to our clients are primarily used as payment methods to support their buying and selling of merchandise with third-party beneficiaries. These are utilized primarily for the importation and exportation of goods. Standby letters of credit represent various contingent liabilities of ours in the event our client defaults on an obligation with the third-party beneficiaries. Standby letters of credit are primarily utilized by third-party beneficiaries as insurance in the event of nonperformance by our client. Letters of credit are generally collateralized by assets of the client (i.e., trade receivables, inventory, and cash deposits). Expiration dates on letters of credit range from certain ongoing commitments that will expire during the upcoming year to terms of several years for certain letters of credit.

If nonperformance by a client occurs for letters of credit, we can be liable for payment of the letter of credit to the beneficiary with our likely recourse being a charge back to the client. The majority of clients with whom we have letter of credit exposure fall into the “acceptable” risk rating category of our Commercial Finance Group’s internal risk rating system. This category is essentially at the midpoint of our risk rating classifications. While the overall credit of a borrower in this category is considered “acceptable,” a higher degree of risk may be evident. The borrower assessment factors may have elements that reflect marginally acceptable conditions warranting a more

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

careful review, analysis, and monitoring. Additionally, tighter terms, covenants or greater collateral protection may be necessary to help mitigate the risks associated with the financial condition of a borrower in this category.

In addition, our ResCap operations issue financial standby letters of credit as part of its warehouse and construction-lending activities. Expiration dates on the letters of credit range from 2009 to ongoing commitments and are generally collateralized by borrower assets.

•

High loan-to-value (HLTV) and international securitizations — Our ResCap operations have entered into agreements to provide credit loss protection for certain HLTV securitization transactions. The maximum potential obligation for certain agreements is equal to the lesser of a specified percentage of the original loan pool balance or a specified percentage of the current loan pool balance. We are required to perform on our guaranty obligation when losses exceed cash available each period. We pledged trading securities of $10 million and mortgage loans held-for-sale of $32 million as collateral for these obligations as of December 31, 2008 and 2007, respectively. For certain other HLTV securitizations, the maximum obligation is equivalent to the pledged collateral amount. We pledged cash deposits totaling $11 million as of December 31, 2008, and mortgage loans held-for-sale totaling $51 million as of December 31, 2007. The event which will require us to perform on our guaranty obligation occurs when the security credit enhancements are exhausted and losses are passed through to over the counter dealers. The guarantees terminate the first calendar month during which the aggregate note amount is reduced to zero.

•

Agency loan program — Our ResCap operations deliver loans to certain agencies that allow streamlined loan processing and limited documentation requirements. The majority of these loans are originated under an employee benefit plan available to GM and GMAC employees, including employees of ResCap. In the event any loans delivered under these programs reach a specified delinquency status, we may be required to provide certain documentation or, in some cases, repurchase the loan or indemnify the investors for any losses sustained. Each program includes termination features whereby once the loan has performed satisfactorily for a specified time we are no longer obligated under the program. The maximum liability represents the principal balance for loans sold under these programs. We currently do not carry a liability on the Consolidated Balance Sheet related to the agency loan program as we have determined the risk of loss to be remote.

•

Guarantees for repayment of third-party debt — Under certain arrangements, we guarantee the repayment of third-party debt obligations in the case of default. For our ResCap operations, some of these guarantees are collateralized by letters of credit, and for our International Automotive Finance operations these guarantees are collateralized by retail loans or finance leases.

Our Commercial Finance Group provides credit protection to customers that guarantee payments of specified financial obligations of third-party beneficiaries without purchasing the obligations. These obligations primarily represent customer receivables due to certain of our factoring clients. While most of the specific receivables for which we provide guarantees are collected within 60 days, these arrangements are typically ongoing in nature. In the event a customer fails to perform on an obligation, we can be liable for payment of the obligation to the client. The majority of customers that we guarantee fall into the “acceptable” risk rating category or higher on our Commercial Finance Group’s internal risk rating system. The acceptable rating category is described further in the Standby letters of credit section above.

•	Credit enhancement guarantees — Our ResCap operations have sold certain mortgage loans to investors that contain a guarantee for the payment of third-party debt in the event of default or loss.

•

Default repurchases — Our ResCap and International Automotive Finance operations provide certain investors in our on- and off-balance sheet arrangements (securitizations) and whole-loan transactions with repurchase commitments for loans that become contractually delinquent within a specified period of time from their date of origination or purchase. The maximum obligation represents the principal balance for loans sold that are covered by these stipulations. Refer to Note 7 and Note 23 for further information regarding our securitization trusts.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

•

Nonfinancial guarantees — In connection with the sale of our former commercial mortgage operations, we were released from all financial guarantees related to the former GMAC Commercial Holdings business. Certain nonfinancial guarantees did survive closing, but are indemnified for payment made or liabilities incurred by us in connection with these guarantees.

•

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

Our ResCap operations have guaranteed certain amounts related to servicing advances, servicing custodial funds and set-aside letters.

In connection with the fourth quarter 2008 private debt exchange, we transferred GMAC Preferred Membership Interests to Preferred Blocker Inc. (Blocker), a newly formed taxable C-corporation. Blocker was established for the sole purpose of investing in a series of GMAC Preferred Membership Interests and financing it through the issuance of Blocker Preferred Stock to third-party investors in connection with the private debt exchange. We are bound by a Keep-Well Agreement with Blocker in which we are required to make payment to Blocker in the event that Blocker’s expenses, primarily its income tax expense, are greater than the dividend spread between the GMAC Preferred Membership Interests (11.86% dividend rate per annum) and the Blocker Preferred Stock (7% dividend rate per annum). Due to the spread in rates, Blocker’s tax rate would have to exceed 41.0% before we would be required to make payment under the Keep-Well Agreement. Since this rate is in excess of common corporate taxable rates, the potential for loss under this agreement is considered remote and accordingly, no liability is reflected on our Consolidated Balance Sheet as of December 31, 2008. Additionally, no payments were made under this Keep-Well Agreement during 2008. Blocker is a wholly owned nonconsolidated VIE of GMAC. Refer to Note 23 for additional information.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Commitments

Financing Commitments

The contract amount and gain and loss positions of financial commitments were as follows:

	2008			2007
December 31, ($ in millions)	Contract amount	Gain position	Loss position	Contract amount	Gain position	Loss position
Commitments to:
Originate/purchase mortgages or securities (a)	$4,837	$47	$(1)	$6,464	$6	$(22)
Sell mortgages or securities (a)	5,032	135	(46)	11,958	6	(29)
Sell retail automotive receivables (b)	7,933	—	—	17,500	—	—
Provide capital to equity-method investees (c)	223	—	—	273	—	—
Fund construction lending (d)	10	—	—	127	—	—
Unused mortgage-lending commitments (e)	1,273	—	—	4,768	—	—
Home equity lines of credit (f)	4,300	—	—	3,295	—	—
Unused revolving credit line commitments (g)	4,093	—	—	6,361	—	—

(a)	The fair value is estimated using published market information associated with commitments to sell similar instruments. Included as of December 31, 2008 and 2007, are commitments accounted for as derivatives with a contract amount of $9,840 million and $18,118 million, a gain position of $182 million and $11 million, and a loss position of $46 million and $41 million, respectively.
(b)	We have entered into agreements with third-party banks to sell automotive retail receivables in which we transfer all credit risk to the purchaser (whole-loan sales).
(c)	We are committed to lend equity capital to certain private equity funds. The fair value of these commitments is considered in the overall valuation of the underlying assets with which they are associated.
(d)	We are committed to fund the completion of the development of certain lots and model homes up to the amount of the agreed upon amount per project.
(e)	The fair value of these commitments is considered in the overall valuation of the related assets.
(f)	We are committed to fund the remaining unused balances on home equity lines of credit. The unused lines of credit reset at prevailing market rates and, as such, approximate market value. Included in the home equity lines of credit are both lines of credit on our Consolidated Balance Sheet and those within certain off-balance sheet securitizations. As provided by the securitization structure, we become obligated to fund any incremental draws, subject to customary borrower requirements, on home equity lines of credit by borrowers if certain triggers are met. These draws are referred to as excluded amounts and are funded directly to the borrower by us. In return, our lending balances are collected from an allocated portion of the remitted funds of all the borrowers within the trusts. We actively manage the available lines of credit within these trusts to reduce this potential funding risk. At December 31, 2008, the cumulative funds drawn were $313 million, which we classified as finance receivables and loans, net of unearned income on the Consolidated Balance Sheet. These receivables are subject to allowance for credit losses. At December 31, 2008, the commitments to fund home equity lines of credit in off-balance sheet securitizations represented $1.8 billion of the total unfunded commitments of $4.3 billion.
(g)	The unused portions of revolving lines of credit reset at prevailing market rates and, as such, approximate market value.

The mortgage-lending and revolving credit line commitments contain an element of credit risk. Management reduces its credit risk for unused mortgage-lending and unused revolving credit line commitments by applying the same credit policies in making commitments as it does for extending loans. We typically require collateral as these commitments are drawn.

Lease Commitments

Future minimum rental payments required under operating leases, primarily for real property, with noncancelable lease terms expiring after December 31, 2008, are as follows:

Year ended December 31, ($ in millions)
2009	$151
2010	136
2011	110
2012	79
2013	65
2014 and thereafter	144

Total minimum payment required	$685

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $189 million, $227 million, and $230 million in 2008, 2007, and 2006 respectively.

Contractual commitments — We have entered into multiple agreements for information technology, marketing and advertising, and voice and communication technology and maintenance. Many of the agreements are subject to variable price provisions, fixed or minimum price provisions, and termination or renewal provisions. Future payment obligations under these agreements totaled $604 million and are due as follows: $263 million in 2009, $306 million in 2010 and 2011, $26 million in 2012 and 2013, and $9 million in 2014 and thereafter.

Automotive service and maintenance contract commitments — Automotive service contract programs provide consumers with expansions and extensions of vehicle warranty coverage for specified periods of time and mileages. The coverage generally provides for the repair or replacement of components in the event of failure. The terms of these contracts, which are sold through automobile dealerships and direct mail, range from 3 to 120 months.

The following table presents an analysis of activity in unearned service contract revenue.

Year ended December 31, ($ in millions)	2008	2007
Balance at beginning of year	$2,947	$3,161
Written service contract revenue	979	1,134
Earned service contract revenue	(1,311)	(1,353)
Foreign currency translation effect	(6)	5

Balance at end of year	$2,609	$2,947

Legal Contingencies

We are subject to potential liability under laws and government regulations and various claims and legal actions that are pending or may be asserted against us.

We are named as defendants in a number of legal actions and are, from time to time, involved in governmental proceedings arising in connection with our various businesses. Some of the pending actions purport to be class actions. We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. Based on information currently available, advice of counsel, available insurance coverage, and established reserves, it is the opinion of management that the eventual outcome of the actions against us will not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Other Contingencies

We are subject to potential liability under various other exposures including tax, nonrecourse loans, self-insurance, and other miscellaneous contingencies. We establish reserves for these contingencies when the item becomes probable and the costs can be reasonably estimated. The actual costs of resolving these items may be substantially higher or lower than the amounts reserved for any one item. Based on information currently available, it is the opinion of management that the eventual outcome of these items will not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Other Risks

Loan repurchases — When our ResCap operations sell loans through whole-loan, agency sales or securitizations, we are required to make representations and warranties about the loans to the purchaser or securitization trust. Upon discovery of a breach of a representation, we will either correct the loans in a manner conforming to the provisions of the sale agreement, replace the loans with similar loans that conform to the provisions, or purchase the loans at a price determined by the related transaction documents, consistent with industry practice. We purchased $988 million in mortgage loans under these provisions in 2008 and $1.3 billion in 2007. In addition, we have a reserve on our Consolidated Balance Sheet for expected future losses in connection with these activities totaling $225 million and $196 million at December 31, 2008 and 2007, respectively. Refer to Note 7 and Note 23 for further information regarding our securitization trusts.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Administrator or servicer actions — In certain automotive securitization transaction documents in our capacity as servicer, we covenant that we will not amend or modify certain characteristics of any receivable after the initial sale date (e.g., amount financed, annual percentage rate). In addition, we are required to service sold receivables in the same manner in which we service owned receivables. In servicing our owned receivables, we may make changes to the underlying contracts at the request of the borrower. For example, changes may occur to correct errors made in the origination process or to prevent imminent default as a result of temporary economic hardship (e.g., borrower requested deferrals or extensions). Therefore, when we would otherwise modify an owned receivable in accordance with customary servicing practices, we are also required to modify a sold and serviced receivable, in accordance with customary servicing procedures. If the modification is not otherwise permitted by the securitization transaction documents, we are required to purchase the serviced receivable that has been sold. We repurchased $62 million and $39 million in automotive receivables under these provisions in 2008 and 2007, respectively.

International serving obligations — As a part of the ResCap’s historical capital markets activity, predominately in the International Business Group, several of our securitizations have certain servicer obligations contingent on actions by bondholders. These servicer obligations exist in our Dutch, German, and Australian securitization structures. Certain of these securitizations provide the investors of the SPE with the ability to put back these securities to the SPE at a specified date in the future at a price equal to par less losses previously allocated to the bondholder. We, as the servicer of the SPE, are obligated to advance the funds required to redeem bondholders. We have the option to purchase loans from the SPE at its par value, the proceeds of which then can be used to offset the SPE’s obligation to repay the servicer. The specific dates that these options can be exercised typically range from seven to twelve years from the securitization issuance date. The earliest exercise date for these options is the third quarter of 2009. Refer to Note 23 for additional information regarding our securitizations.

The total estimated amount of Dutch and German bonds subject to these servicer obligations is approximately $8.2 billion beginning 2009 through 2019. The estimated obligation considers contractual amortization, prepayments, and defaults among other management assumptions. The portion that is exercisable prior to December 31, 2009 and 2010, is approximately 1.0% and 5.8% of the total, respectively. Approximately 72.5% of the total estimated bonds are eligible for this servicer obligation beginning in 2013 and after. The total estimated amount of Australian bonds subject to these servicer obligations is approximately $77 million, all exercisable in 2011.

We currently hold the residual interest (first loss bond) on all these securitizations. To the extent that the potential bonds are put back to the SPE and the loans are repurchased, we recognize the estimated future credit losses on the underlying mortgage loans at the fair market value of the retained residuals we hold on our Consolidated Balance Sheet. To the extent losses are expected to arise from factors such as liquidity or market risk, which pursuant to our servicer obligation would be losses beyond the credit losses already reflected in the residual, we estimate and record the incremental loss when the likelihood of bondholder exercise is foreseeable and the incremental loss can be reasonably estimated. During the twelve months ended December 31, 2008, we recorded $16 million in incremental losses related to these servicer obligations. As the servicer obligation is within the underlying servicing contracts, this loss is reflected as a write-down to the servicing assets. As of December 31, 2008, the liability related to these servicer obligations, after considering the valuation of our residual interest, was $16 million.

Concentrations — Our primary business is to provide vehicle financing for GM products to GM dealers and their customers. Wholesale and dealer loan financing relates primarily to GM dealers, with collateral consisting of primarily GM vehicles (for wholesale) and GM dealership property (for loans). For wholesale financing, we are also provided further protection by GM factory repurchase programs. Retail installment contracts and operating lease assets relate primarily to the secured sale and lease, respectively, of vehicles (primarily GM). Any protracted reduction or suspension of GM’s production or sale of vehicles, resulting from a decline in demand, work stoppage, governmental action, or any other event, could have a substantial adverse effect on us. Conversely, an increase in production or a significant marketing program could positively impact our results. Refer to Note 20 for a summary of our financial exposure to GM as of December 31, 2008.

The majority of our finance receivables and loans and operating lease assets are geographically diversified throughout the United States. Outside the United States, finance receivables and loans and operating lease assets are concentrated in Canada, Germany, Brazil, Mexico, the United Kingdom, France, and Australia.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

Our Insurance operations have a concentration of credit risk related to loss and loss adjustment expenses and prepaid reinsurance ceded to certain state insurance funds. Michigan insurance law and our large market share in North Carolina, result in credit exposure to the Michigan Catastrophic Claims Association and the North Carolina Reinsurance Facility totaling $860 million and $819 million at December 31, 2008 and 2007, respectively.

As of December 31, 2008, we continue to hold mortgage loans that have features that expose us to credit risk and thereby could result in a concentration of credit risk. We currently originate only prime conforming and government mortgages in the United States and high quality insured mortgages in Canada, which reduces our overall exposure to products that increase our credit risk. These loan products include high loan-to-value mortgage loans (nonprime), option adjustable rate mortgages (prime nonconforming), interest only mortgages (classified as prime conforming or nonconforming for domestic production and prime nonconforming or nonprime for international production), and teaser rate mortgages (prime or nonprime). Our total loan production related to these products and our combined exposure related to these products recorded in finance receivables and loans and loans held-for-sale (unpaid principal balance) for the years ended and as of December 31, 2008 and 2007, is summarized as follows:

	Loan production for the year		Unpaid principal as of December 31,
($ in millions)	2008	2007	2008	2007
Interest-only mortgages	$3,379	$30,013	$10,459	$18,282
Option adjustable rate mortgages	—	7,585	307	1,691
High loan-to-value (100% or more) mortgages	563	2,942	3,833	5,896
Below market initial rate (teaser) mortgages	233	1,597	801	733

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

All of the mortgage loans we originate and most of the mortgages we purchase (including the higher risk loans in the preceding table) are subject to our underwriting guidelines and loan origination standards. This includes guidelines and standards that we have tailored for these products and include a variety of factors, including the borrower’s capacity to repay the loan, their credit history, and the characteristics of the loan, including certain characteristics summarized in the table that may increase our credit risk. When we purchase mortgage loans from correspondent lenders, we either underwrite the loan prior to closing or re-underwrite the loan before purchase or delegate underwriting responsibility to the correspondent lender originating the loan. When underwriting is delegated to the correspondent lender, a sample of loans are re-underwritten prior

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

to purchase. We believe our underwriting procedures adequately consider the unique risks that may come from these products. We conduct a variety of quality control procedures and periodic audits to ensure compliance with our origination standards, including our criteria for lending and legal requirements. We leverage technology in performing both our underwriting process and our quality control procedures.

Capital Requirements

We are subject to various regulatory, financial, and other requirements of the jurisdictions in which our businesses operate. The following is a description of the primarily regulations that establish the capital requirements for our business.

•

Bank Holding Company — As a bank holding company, we will be subject to risk-based capital and leverage guidelines set by Federal regulators that will require our capital-to-assets ratios meet certain minimum standards. Additionally, we are currently subject to certain capital requirements as a result of contractual obligations with the FDIC.

The risk-based capital ratio is determined by allocating assets and specified off–balance sheet financial instruments into four weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Under the guidelines, total capital is divided into two tiers: Tier 1 capital and Tier 2 capital. Tier 1 capital general consists of common equity, minority interests, and qualifying preferred stock; less goodwill and other adjustments. Tier 2 capital generally consists of preferred stock not qualifying as Tier 1 capital, limited amounts of subordinated debt, and other adjustments. The amount of Tier 2 capital may not exceed the amount of Tier 1 capital. Total capital is the sum of Tier 1 capital and Tier 2 capital. Currently, our bank depository institution, GMAC Bank, is required to maintain “well-capitalized” levels which dictate a Total capital ratio of 10% and a Tier 1 capital ratio of 6%.

Additionally, on July 21, 2008, GMAC, FIM Holdings, IB Finance, GMAC Bank, and the FDIC (collectively, the Contracting Parties) entered into a Parent Company Agreement (PA). The PA requires that GMAC maintain a total equity to total assets ratio of at least 5%. The PA defines “total equity” and “total assets” as total equity and total assets, respectively, as reported on our Consolidated Balance Sheet in our quarterly and annual reports filed with the United States Securities and Exchange Commission. The PA further requires that GMAC, beginning December 31, 2008, maintain a ratio of tangible equity to tangible assets of at least 5%. For this purpose, “tangible equity” means “total equity” minus goodwill and other intangible assets, net of accumulated amortization (other than mortgage servicing assets), and “tangible assets” means “total assets” less all goodwill and other intangible assets (other than mortgage servicing assets).

Furthermore, on July 21, 2008, the Contracting Parties entered into a Capital and Liquidity Maintenance Agreement (CLMA). The CLMA requires capital at GMAC Bank to be maintained at a level such that GMAC Bank’s leverage ratio is at least 11% for a three-year period. For this purpose, leverage ratio is determined in accordance with the FDIC’s regulations related to capital maintenance.

•

International Banks and Finance Companies — Certain of our international subsidiaries are subject to regulatory and other requirements of the jurisdictions in which they operate. These entities either operate as banks or regulated finance companies in their local markets. The regulatory restrictions primarily dictate that these subsidiaries meet certain minimum capital requirements, restrict dividend distributions and require that some assets be restricted. To date, compliance with these various regulations has not had a materially adverse effect on our financial position, results of operations, or cash flows. Total assets in these entities approximated $16.7 billion and $17.7 billion as of December 31, 2008 and 2007, respectively.

•

Depository Institutions — On December 24, 2008, GMAC Bank received approval from the Utah Department of Financial Institutions (UDFI) to convert from an industrial bank to a commercial nonmember state chartered bank. GMAC Bank, which provides services to both our North American Automotive Finance and ResCap operations, was previously chartered as an industrial bank pursuant to the laws of Utah, and its deposits are insured by the FDIC. GMAC is required to file periodic reports with the FDIC concerning its financial condition. Assets in GMAC Bank approximated $32.9 billion and $28.4 billion as of December 31, 2008 and 2007, respectively.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

As a commercial nonmember bank chartered by the State of Utah, GMAC Bank is subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on GMAC Bank’s results of operations and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, GMAC Bank must meet specific capital guidelines that involve quantitative measures of GMAC Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. GMAC Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require GMAC Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2008, we were in compliance with our regulatory capital requirements.

Furthermore, our Global Automotive Finance and ResCap operations have subsidiaries that are required to maintain regulatory capital requirements under agreements with Freddie Mac, Fannie Mae, Ginnie Mae, the Department of Housing and Urban Development, the Utah State Department of Financial Institutions, and the FDIC.

•

Mortgage Business — On June 24, 2005, we entered into an operating agreement with GM and ResCap, the holding company for our residential mortgage business, to create separation between GM and us, on the one hand, and ResCap, on the other. The operating agreement restricts ResCap’s ability to declare dividends or prepay subordinated indebtedness to us. This operating agreement was amended on November 27, 2006, and again on November 30, 2006, in conjunction with the Sale Transactions. Among other things, these amendments removed GM as a party to the agreement.

The restrictions contained in the ResCap operating agreement include the requirements that ResCap’s member’s equity be at least $6.5 billion for dividends to be paid. If ResCap is permitted to pay dividends pursuant to the previous sentence, the cumulative amount of these dividends may not exceed 50% of our cumulative net income (excluding payments for income taxes from our election for federal income tax purposes to be treated as a limited liability company), measured from July 1, 2005, at the time the dividend is paid. These restrictions will cease to be effective if ResCap’s member’s equity has been at least $12 billion as of the end of each of two consecutive fiscal quarters or if we cease to be the majority owner. In connection with the Sale Transactions, GM was released as a party to this operating agreement, but it remains in effect between ResCap and us. At December 31, 2008, ResCap had consolidated equity of approximately $2.2 billion.

•

Insurance Companies — GMAC Insurance is subject to certain minimum aggregated capital requirements, restricted net assets, and restricted dividend distributions under applicable state insurance law, the National Association of Securities Dealers, the Financial Services Authority in England, the Office of the Superintendent of Financial Institution of Canada, and the National Insurance and Bonding Commission of Mexico. To date, compliance with these various regulations has not had a materially adverse effect on our financial condition, results of operations, or cash flows.

Under various U.S. state insurance regulations, dividend distributions may be made only from statutory unassigned surplus, and the state regulatory authorities must approve these distributions if they exceed certain statutory limitations. As of the December 31, 2008, the maximum dividend that could be paid by the insurance subsidiaries over the next twelve months without prior statutory approval approximates $345 million.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

27.	Quarterly Financial Statements (unaudited)

2008 ($ in millions)	First quarter	Second quarter	Third quarter	Fourth quarter
Net financing revenue (loss)	$356	$(164)	$230	$(614)
Total other revenue	2,054	1,479	1,485	12,032

Total net revenue	2,410	1,315	1,715	11,418
Provision for credit losses	474	771	1,099	1,339
Impairment of goodwill	—	—	16	42
Other noninterest expense	2,507	2,853	3,221	2,675

(Loss) income before income tax expense	(571)	(2,309)	(2,621)	7,362
Income tax expense (benefit)	18	173	(98)	(100)

Net (loss) income	$(589)	$(2,482)	$(2,523)	$7,462

2007 ($ in millions)	First quarter	Second quarter	Third quarter	Fourth quarter
Net financing revenue	$544	$408	$390	$154
Total other revenue	2,436	2,867	1,863	3,137

Total net revenue	2,980	3,275	2,253	3,291
Provision for credit losses	681	430	964	1,021
Impairment of goodwill	—	—	455	—
Other noninterest expense	2,454	2,393	2,498	2,845

(Loss) income before income tax expense	(155)	452	(1,664)	(575)
Income tax expense (benefit)	150	159	(68)	149

Net (loss) income	$(305)	$293	$(1,596)	$(724)

28.	Subsequent Events

Governance Agreement

On January 16, 2009, and in connection the approval of our application to become a bank holding company, we entered into a Governance Agreement (the Governance Agreement) with FIM Holdings, GM Finance Co. Holdings LLC, and the United States Department of the Treasury (the Treasury) pursuant to which the parties have agreed to establish a new composition of the GMAC Board of Managers (the New GMAC Board) that will be effective no later than March 24, 2009 (the Effective Date). The New GMAC Board will be comprised of seven members as follows: (i) one member designated by FIM Holdings or other affiliates of Cerberus Capital Management, L.P., (ii) two members designated by a trust to be established by the Treasury to hold equity securities of GMAC, (iii) the chief executive officer of GMAC and (iv) three independent members chosen by the members described in (i) through (iii) above.

Capital Markets Transactions

On January 16, 2009, GMAC completed a rights offering (the Rights Offering) pursuant to a Membership Interest Subscription Agreement dated as of December 29, 2008, (the Subscription Agreement), by and among GMAC, GM, and FIM Holdings. Pursuant to the Rights Offering, GMAC issued (i) 79,039 Class A Membership Interests of GMAC to FIM Holdings in exchange for a purchase price of $366 million and (ii) 190,921 Class B Membership Interests to GM HoldCo in exchange for a purchase price of $884 million The Class A Membership Interests and Class B Membership Interests were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. In addition, in January 2009, GMAC completed a privately negotiated transaction that extinguished certain debt resulting in a gain of approximately $600 million.

Notes to Consolidated Financial Statements

GMAC LLC • Form 10-K

IB Finance Transaction

On January 30, 2009, GMAC exercised its option to convert its 806,344 units of noncumulative, nonparticipating, perpetual preferred membership interests in ResCap into the same number of preferred membership interests in IB Finance Holding Company, LLC (IB Finance). IB Finance owns GMAC Bank, a commercial bank chartered under the laws of the State of Utah.

Also on January 30, 2009, GMAC and ResCap entered into an agreement and consummated a transaction pursuant to which GMAC acquired 100% of ResCap’s remaining nonvoting common interests in IB Finance, which common interests are attributable to the mortgage finance operations of GMAC Bank. In exchange for ResCap’s interests in IB Finance, GMAC contributed to ResCap 8.500% Senior Secured Guaranteed Notes due 2010 of ResCap that GMAC had acquired in its recent exchange offer with a face amount of approximately $831 million and accrued interest and a fair value of approximately $609 million (the GMAC Purchase Price). The fair value of the ResCap notes was determined based on the average of two price quotations that GMAC and ResCap obtained from independent broker-dealers, one of which was selected by each party. ResCap extinguished the $831 million face amount of the notes. The transaction was determined by an independent, third-party financial advisor to be fair to ResCap from a financial point of view.

Until the 60th day after the closing of the transaction, ResCap has the right to offer the transferred IB Finance interests to other potential third-party purchasers for cash, other ResCap notes, or a combination of cash and ResCap notes. In the event that a third party enters into an agreement with ResCap to purchase the IB Finance interests for a price greater than the GMAC Purchase Price, then GMAC can elect either (1) to retain the IB Finance interests and pay ResCap additional consideration equal to the difference between the third party’s offered price and the GMAC Purchase Price, or (2) transfer the IB Finance interests to the third-party purchaser in exchange for cash, other ResCap notes, or a combination of cash and ResCap notes from the third-party purchaser, after receipt of which GMAC will remit to ResCap either cash, ResCap notes, or a combination of cash and ResCap notes, as the case may be, equivalent in value to the difference between the third-party purchase price and the GMAC Purchase Price. For the avoidance of doubt, if GMAC elects to transfer the IB Finance interests to the third-party purchaser, from and after January 30, 2009, through the closing of the third-party transaction, GMAC shall be the holder, beneficially and of record, of the IB Finance interests and shall bear the assumed obligations and liabilities under the IB Finance LLC agreement. If (1) GMAC elects to transfer the IB Finance interests to the third-party purchaser, (2) the third party makes payment in ResCap notes, and (3) the value of those notes has declined between the date a binding purchase agreement is signed with the third party and the closing of the third-party transaction, such that their value, combined with any cash consideration, is less than the GMAC Purchase Price, ResCap will have to pay the difference to GMAC. Similarly, if the value of the notes, combined with any cash consideration, has risen between such dates, ResCap will receive the difference from GMAC on the closing date of the third-party transaction.

SAAB Automotive AB Reorganization

On February 20, 2009, SAAB Automotive AB (Saab), the Swedish automobile manufacturing company, filed for reorganization under applicable law in an effort to reorganize, independent from its owner, GM. Our credit exposure with Saab is substantially indirect, through our wholesale and retail financing products for Saab vehicles. Most of our potential exposure is with automotive dealers and consumers and is collateralized by Saab vehicles. We have considered the impact of the reorganization filing on our financial position and the results of our operations as of, and for the year ended December 31, 2008, and have determined the impact is not material. In some cases, dealers have the right to return vehicles to us, which exposes us to the risks of remarketing the vehicles. Additionally, to the extent there is a loss of confidence in the market place, a subsequent deterioration in Saab vehicle values could result in reduced lease residual values and higher loan loss severity on retail and wholesale loans. However, there are existing contractual provisions between GMAC and GM, in which GM is required to reimburse us for a significant portion of these potential losses or repurchase the vehicles. Refer to Note 20 to the Consolidated Financial Statements for further discussion of our relationship with GM.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GENERAL MOTORS CORPORATION
(Registrant)

Date: March 4, 2009	By:	/s/ G. RICHARD WAGONER, JR.
G. Richard Wagoner, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 4th day of March 2009 by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ G. RICHARD WAGONER, JR. (G. Richard Wagoner, Jr.)	Chairman and Chief Executive Officer

/s/ RAY G. YOUNG (Ray G. Young)	Executive Vice President and Chief Financial Officer

/s/ NICK S. CYPRUS (Nick S. Cyprus)	Controller and Chief Accounting Officer

/s/ ERSKINE BOWLES (Erskine Bowles)	Director

/s/ JOHN H. BRYAN (John H. Bryan)	Director

/s/ ARMANDO M. CODINA (Armando M. Codina)	Director

/s/ ERROLL B. DAVIS, JR. (Erroll B. Davis, Jr.)	Director

/s/ GEORGE M.C. FISHER (George M.C. Fisher)	Director

/s/ E. NEVILLE ISDELL (E. Neville Isdell)	Director

/s/ KAREN KATEN (Karen Katen)	Director

/s/ KENT KRESA (Kent Kresa)	Director

Signature	Title

/s/ PHILIP A. LASKAWY (Philip A. Laskawy)	Director

/s/ KATHRYN V. MARINELLO (Kathryn V. Marinello)	Director

/s/ ECKHARD PFEIFFER (Eckhard Pfeiffer)	Director