Form 10-Q
period 2009-03-31
GENERAL MOTORS CORP
filed 2009-05-08
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Do not check if smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At May 1, 2009, the number of shares outstanding of the Registrant’s common stock was 610,562,173 shares.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

PART  I

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net sales and revenue
Automotive sales	$22,232	$41,944
Other revenue	199	439

Total net sales and revenue	22,431	42,383

Costs and expenses
Cost of sales	24,611	38,152
Selling, general and administrative expense	2,497	3,699
Other expenses	985	1,121

Total costs and expenses	28,093	42,972

Operating loss	(5,662)	(589)
Equity in loss of GMAC LLC (Note 4)	(500)	(1,612)
Interest expense	(1,230)	(805)
Interest income and other non-operating income, net	425	318
Gain on extinguishment of debt (Note 6)	906	—

Loss before income taxes and equity income	(6,061)	(2,688)
Income tax expense (benefit)	(114)	653
Equity income, net of tax	48	132

Net loss	(5,899)	(3,209)
Less: Net income attributable to noncontrolling interests	(76)	(73)

Net loss attributable to GM Common Stockholders	$(5,975)	$(3,282)

Loss per share, basic and diluted, attributable to GM Common Stockholders	$(9.78)	$(5.80)

Weighted average common shares outstanding, basic and diluted (millions)	611	566

Cash dividends per share	$—	$0.25

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

(Unaudited)

	March 31, 2009	December 31, 2008	March 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$11,448	$14,053	$21,601
Marketable securities	132	141	2,043

Total cash and marketable securities	11,580	14,194	23,644
Accounts and notes receivable, net	7,567	7,918	10,471
Inventories	11,606	13,195	17,321
Equipment on operating leases, net	3,430	5,142	7,094
Other current assets and deferred income taxes	2,593	3,146	4,142

Total current assets	36,776	43,595	62,672
Non-Current Assets
Equity in net assets of nonconsolidated affiliates	2,447	2,146	7,322
Property, net	37,625	39,665	43,294
Goodwill and intangible assets, net	242	265	1,093
Deferred income taxes	89	98	915
Prepaid pension	106	109	20,593
Equipment on operating leases, net	375	442	3,035
Other assets	4,630	4,719	6,784

Total non-current assets	45,514	47,444	83,036

Total Assets	$82,290	$91,039	$145,708

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (principally trade)	$18,253	$22,259	$29,817
Short-term debt and current portion of long-term debt	25,556	16,920	8,532
Accrued expenses	36,989	36,429	34,806

Total current liabilities	80,798	75,608	73,155
Non-Current Liabilities
Long-term debt	28,846	29,018	34,757
Postretirement benefits other than pensions	22,503	28,919	46,994
Pensions	24,476	25,178	11,624
Other liabilities and deferred income taxes	16,187	17,392	18,554

Total non-current liabilities	92,012	100,507	111,929

Total Liabilities	172,810	176,115	185,084
Commitments and contingencies (Note 10)
Stockholders’ Deficit
Preferred stock, no par value, 6,000,000 shares authorized, no shares issued and outstanding	—	—	—
Preference stock, $0.10 par value, authorized 100,000,000 shares, no shares issued and outstanding	—	—	—
Common stock, $1 2/3 par value (2,000,000,000 shares authorized, 800,937,541 and 610,505,273 shares issued and outstanding at March 31, 2009, respectively, 800,937,541 and 610,483,231 shares issued and outstanding at December 31, 2008, respectively, and 756,637,541 and 566,100,839 shares issued and outstanding at March 31, 2008, respectively)	1,018	1,017	944
Capital surplus (principally additional paid-in capital)	16,489	16,489	16,108
Accumulated deficit	(76,703)	(70,727)	(42,912)
Accumulated other comprehensive loss	(31,946)	(32,339)	(14,490)

Total GM stockholders’ deficit	(91,142)	(85,560)	(40,350)
Noncontrolling interests	622	484	974

Total stockholders’ deficit	(90,520)	(85,076)	(39,376)

Total Liabilities and Stockholders’ Deficit	$82,290	$91,039	$145,708

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2009 and 2008

(Dollars and shares in millions)

(Unaudited)

	GM Stockholders
	Common Stock	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Comprehensive Income (Loss)	Total Stockholders’ Deficit
Balance December 31, 2007 — as reported	$943	$15,319	$(39,392)	$(13,964)	$—		$(37,094)
Effects of adoption of FSP APB No. 14-1	—	781	(34)	(23)	—		724
Effects of adoption of SFAS No. 160	—	—	—	—	1,218		1,218

Balance December 31, 2007 — as adjusted	$943	$16,100	$(39,426)	$(13,987)	$1,218		$(35,152)
Net income (loss)	—	—	(3,282)	—	73	$(3,209)	(3,209)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	(511)	(18)	(529)	—
Unrealized loss on derivatives	—	—	—	(99)	(272)	(371)	—
Unrealized loss on securities	—	—	—	(117)	—	(117)	—
Defined benefit plans
Net prior service costs	—	—	—	(218)	—	(218)	—
Net actuarial gain	—	—	—	441	—	441	—
Net transition asset / obligation	—	—	—	1	—	1	—

Other comprehensive loss	—	—	—	(503)	(290)	(793)	(793)

Comprehensive loss						$(4,002)

Effects of GMAC LLC adoption of SFAS No. 157 and No. 159	—	—	(62)	—	—		(62)
Stock options	1	8	—	—	—		9
Cash dividends paid to GM Common Stockholders	—	—	(142)	—	—		(142)
Cash dividends paid to noncontrolling interests	—	—	—	—	(8)		(8)
Other	—	—	—	—	(19)		(19)

Balance March 31, 2008	$944	$16,108	$(42,912)	$(14,490)	$974		$(39,376)

Balance December 31, 2008 — as reported	$1,017	$15,755	$(70,610)	$(32,316)	$—		$(86,154)
Effects of adoption of FSP APB No. 14-1	—	734	(117)	(23)	—		594
Effects of adoption of SFAS No. 160	—	—	—	—	484		484

Balance December 31, 2008 — as adjusted	$1,017	$16,489	$(70,727)	$(32,339)	$484		$(85,076)
Net income (loss)	—	—	(5,975)	—	76	$(5,899)	(5,899)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	(261)	(27)	(288)	—
Release of hedging losses on derivatives	—	—	—	248	116	364	—
Unrealized loss on securities	—	—	—	(2)	—	(2)	—
Defined benefit plans
Net prior service costs	—	—	—	1,683	—	1,683	—
Net actuarial loss	—	—	—	(1,276)	—	(1,276)	—
Net transition asset/obligation	—	—	—	1	—	1	—

Other comprehensive income	—	—	—	393	89	482	482

Comprehensive loss						$(5,417)

Stock options	1	—	—	—	—		1
Cash dividends paid to noncontrolling interests	—	—	—	—	(25)		(25)
Other	—	—	(1)	—	(2)		(3)

Balance March 31, 2009	$1,018	$16,489	$(76,703)	$(31,946)	$622		$(90,520)

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net cash used in operating activities	$(9,390)	$(1,590)
Cash flows from investing activities
Expenditures for property	(1,566)	(1,945)
Investment in GMAC LLC	(884)	—
Increase in cash due to consolidation of CAMI	46	—
Decrease in cash and cash equivalents due to deconsolidation of Saab Automobile AB	(41)	—
Investments in marketable securities, acquisitions	(76)	(1,135)
Investments in marketable securities, liquidations	82	1,430
Operating leases, liquidations	295	840
Change in restricted cash	(151)	(225)
Other	(20)	23

Net cash used in investing activities	(2,315)	(1,012)
Cash flows from financing activities
Net decrease in short-term debt	(870)	(1,078)
Proceeds from issuance of UST Loans and UST GMAC Loan	10,284	—
Proceeds from issuance of long-term debt	62	492
Payments on long-term debt	(99)	(15)
Fees paid for debt modification	(63)	—
Cash dividends paid to stockholders	—	(142)

Net cash provided by (used in) financing activities	9,314	(743)
Effect of exchange rate changes on cash and cash equivalents	(214)	129

Net decrease in cash and cash equivalents	(2,605)	(3,216)
Cash and cash equivalents at beginning of the period	14,053	24,817

Cash and cash equivalents at end of the period	$11,448	$21,601

Reference should be made to the notes to the condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

We (also General Motors Corporation, GM or the Corporation) are primarily engaged in the worldwide production and marketing of cars and trucks. We develop, manufacture and market vehicles worldwide through our four segments which consist of GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Middle East (GMLAAM) and GM Asia Pacific (GMAP). We also own a 60% equity interest in GMAC LLC (GMAC), which is accounted for under the equity method of accounting. GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential mortgage services, automobile service contracts, personal automobile insurance coverage and selected commercial insurance coverage.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (U.S. GAAP) for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 10-K) as filed with the SEC.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have incurred significant losses from 2005 through the three months ended March 31, 2009, attributable to operations and to restructurings and other charges such as providing support to Delphi and past, present and future cost cutting measures. We have managed our liquidity during this time through a series of cost reduction initiatives, capital markets transactions and sales of assets. However, the global credit market crisis has had a dramatic effect on our industry. In the second half of 2008, the increased turmoil in the mortgage and overall credit markets (particularly the lack of financing to buyers or lessees of vehicles), the continued reductions in U.S. housing values, the volatility in the price of oil, recessions in the United States and Western Europe and the slowdown of economic growth in the rest of the world created a substantially more difficult business environment. The ability to execute capital markets transactions or sales of assets was extremely limited, and vehicle sales in North America and Western Europe contracted severely and the pace of vehicle sales in the rest of the world slowed. Our liquidity position, as well as our operating performance, were negatively affected by these economic and industry conditions and by other financial and business factors, many of which are beyond our control. These conditions have not improved through March 2009, and we experienced substantial negative cash flow from operations in the three months ended March 31, 2009 and reported significantly less revenue than in the corresponding period in 2008. The deteriorating economic and market conditions that have driven the drop in vehicle sales, including declines in real estate and equity values, rising unemployment, tightened credit markets, depressed consumer confidence and weak housing markets, are not likely to improve significantly during 2009 and may continue past 2009 and could get worse.

As a result of these economic conditions and the rapid decline in our sales in the three months ended December 31, 2008 we determined that, despite the far reaching actions we had then taken to restructure our U.S. business, we would be unable to pay our obligations in the normal course of business in 2009 or service our debt in a timely fashion, which required the development of a new plan that depended on financial assistance from the U.S. Government. In December 2008, we entered into a loan and security agreement (UST Loan Agreement) with the United States Department of the Treasury (UST) pursuant to which the UST agreed to provide us with a $13.4 billion secured term loan facility (UST Loan Facility). We borrowed $4.0 billion under the UST Loan Facility in December 2008, an additional $5.4 billion in January 2009 and $4.0 billion in February 2009. As further discussed below, in April

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009, we entered into an amendment to increase the availability under the loan facility to $15.4 billion and drew down the remaining $2.0 billion. As a condition to obtaining the UST Loan Facility, we agreed to achieve certain restructuring targets within designated time frames as described below.

In January 2009, we entered into a second loan and security agreement with the UST (UST GMAC Loan Agreement) pursuant to which we borrowed $884 million and utilized those funds to purchase additional common membership interests in GMAC, which increased our common equity interest in GMAC from 49% to 60%.

The loans under the UST Loan Facility and the UST GMAC Loan Agreement are scheduled to mature on December 30, 2011 and January 16, 2012, respectively. The maturity dates may be accelerated if, among other things, the President’s Designee has not certified our plan to achieve and sustain our long-term viability, international competitiveness and energy efficiency (Viability Plan) by the Certification Deadline (defined below), which was initially March 31, 2009 and has been postponed to June 1, 2009, as discussed below.

As a condition to obtaining the loans under the UST Loan Agreement, we agreed to submit a Viability Plan by February 17, 2009 that included specific actions intended to result in the following:

•

Repayment of all loans made under the UST Loan Agreement, together with all interest thereon and reasonable fees and out-of-pocket expenses incurred in connection therewith and all other financings extended by the U.S. government;

•	Compliance with federal fuel efficiency and emissions requirements and commencement of domestic manufacturing of advanced technology vehicles;

•	Achievement of a positive net present value, using reasonable assumptions and taking into account all existing and projected future costs;

•	Rationalization of costs, capitalization and capacity with respect to our manufacturing workforce, suppliers and dealerships; and

•	A product mix and cost structure that is competitive in the U.S. marketplace.

Key aspects of the Viability Plan we submitted on February 17, 2009 are included in our 2008 Annual Report on Form 10-K.

The UST Loan Agreement also required us to, among other things, use our best efforts to achieve the following restructuring targets:

Debt Reduction

•	Reduction of our outstanding unsecured public debt by not less than two-thirds through conversion of existing unsecured public debt into equity, debt and/or cash or by other appropriate means;

Labor Modifications

•

Reduction of the total amount of compensation, including wages and benefits, paid to our U.S. employees so that, by no later than December 31, 2009, the average of such total amount, per hour and per person, is an amount that is competitive with the average total amount of such compensation, as certified by the Secretary of the United States Department of Labor, paid per hour and per person to employees of Nissan, Toyota or Honda whose site of employment is in the United States;

•	Elimination of the payment of any compensation or benefits to our or our subsidiaries’ U.S. employees who have been fired, laid-off, furloughed or idled, other than customary severance pay;

•

Application, by December 31, 2009, of work rules for our and our subsidiaries’ U.S. employees, in a manner that is competitive with the work rules for employees of Nissan, Toyota or Honda whose site of employment is in the United States (transplant automakers); and

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

VEBA Modifications

•

Modification of our retiree healthcare obligations to the New VEBA arising under the Settlement Agreement under which responsibility for providing retiree healthcare for International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) retirees, their spouses and dependents would permanently shift from us to the New Plan funded by the New VEBA, such that payment or contribution of not less than one-half of the value of each future payment or contribution made by us to the New VEBA shall be made in the form of GM common stock, with the value of any such payment or contribution not to exceed the amount that was required for such period under the VEBA Settlement Agreement.

The UST Loan Agreement required us to submit to the President’s Designee, by March 31, 2009, a report (Company Report) detailing, among other things, the progress we had made in implementing our Viability Plan, including evidence satisfactory to the President’s Designee that: (1) the required labor modifications had been approved by the members of the leadership of each major U.S. labor organization that represents our employees; (2) all necessary approvals of the required VEBA modifications, other than judicial and regulatory approvals, had been received; and (3) exchange offers to implement the debt reduction had been commenced.

In addition, the UST Loan Agreement and the UST GMAC Loan Agreement provided that if, by March 31, 2009 or a later date (not to exceed 30 days after March 31, 2009) as determined by the President’s Designee (Certification Deadline), the President’s Designee had not certified that we had taken all steps necessary to achieve and sustain our long-term viability, international competitiveness and energy efficiency in accordance with our Viability Plan, then the loans and other obligations under the UST Loan Agreement and the UST GMAC Loan Agreement were to become due and payable on the thirtieth day after the Certification Deadline.

On March 30, 2009, the President’s Designee released the Viability Determination Statement which found that our Viability Plan, in its then-current form, was not viable and would need to be revised substantially in order to lead to a viable GM. The President’s Designee also concluded that certain steps required to be taken by March 31, 2009 under the UST Loan Agreement, including receiving approval of the required labor modifications by members of our unions, obtaining receipt of all necessary approvals of the required VEBA modifications (other than regulatory and judicial approvals) and commencing the exchange offers to implement the required debt reduction, had not been completed, and as a result, we had not satisfied the terms of the UST Loan Agreement.

In conjunction with the March 30, 2009 announcement, the administration announced that it would offer us adequate working capital financing for a period of 60 days while it worked with us to develop and implement a more accelerated and aggressive restructuring that would provide us with a sound long-term foundation. On March 31, 2009, we and the UST entered into amendments to the UST Loan Agreement and the UST GMAC Loan Agreement to postpone the Certification Deadline to June 1, 2009 and, with respect to the UST Loan Agreement, to also postpone the deadline by which we are required to provide the Company Report to June 1, 2009. In addition, on April 22, 2009 we entered into a second amendment to the UST Loan Agreement to increase the amount available for borrowing to $15.4 billion. We borrowed an additional $2.0 billion in working capital loans on April 24, 2009. In conjunction with the second amendment, we issued an additional promissory note in the amount of $133 million to the UST for which we received no additional consideration.

In response to the Viability Determination Statement, we have made further modifications to our Viability Plan to satisfy the President’s Designee’s requirement that we undertake a substantially more accelerated and aggressive restructuring plan (Revised Viability Plan), including by revising our operating plan to take more aggressive action and by increasing the amount of the debt reduction that we will seek to achieve beyond that originally required by the UST Loan Agreement.

The following is a summary of significant cost reduction and restructuring actions contemplated by our Revised Viability Plan:

Indebtedness and VEBA obligations — On April 27, 2009 we commenced exchange offers for those series of our unsecured notes set forth in the prospectus for the exchange offers to reduce our public unsecured debt in order to comply with the debt reduction condition of the UST Loan Agreement. The exchange offers are subject to a number of conditions, including that the results of the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange offers shall be satisfactory to the UST, including in respect of the overall level of participation by holders in the exchange offers and in respect of the level of participation by holders of our Series D debentures in the exchange offers, which mature on June 1, 2009. We currently believe, and our Revised Viability Plan assumes, that at least 90% of the aggregate principal amount (or, in the case of discount notes, accreted value) of the series of our outstanding public unsecured debt included in the exchange offers (including at least 90% of the aggregate principal amount of the outstanding Series D debentures) will need to be tendered in the exchange offers or called for redemption (in the case of our non-US dollar denominated notes) in order for the results of the exchange offers to be satisfactory to the UST. Pursuant to the terms and subject to the conditions of the exchange offers, we have offered to exchange 225 shares of our common stock for each 1,000 U.S. dollar equivalent of principal amount of debt subject to the offers. If the exchange offer is consummated, we intend to effect a 1-for-100 reverse stock split of our common stock prior to the distribution of our common stock to tendering holders of our debt on the settlement date. The exchange offers expire on May 26, 2009, unless extended by us. If successful, we expect the exchange offers to be consummated upon satisfaction of all conditions to the exchange offers. This could take up to three months after the expiration of the exchange offers.

We are currently in discussions with the UST regarding the terms of a potential restructuring of our debt obligations under the UST Loan Agreement, the UST GMAC Loan Agreement, and any other debt issued or owed to the UST in connection with those loan agreements pursuant to which the UST would exchange at least 50% of the total outstanding debt we owe to it at June 1, 2009 for our common stock. These discussions are ongoing and the UST has not agreed, or indicated a willingness to agree, to any specific level of debt reduction. We have set as a condition to the closing of the exchange offers that the UST debt conversion provide for the issuance of our common stock to the UST (or its designee) in exchange for: (1) full satisfaction and cancellation of at least 50% of our outstanding UST debt at June 1, 2009 (such 50% currently estimated to be approximately $10.0 billion); and (2) full satisfaction and cancellation of our obligations under the warrant issued to the UST.

In addition, we are currently in discussions with the UAW and the VEBA-settlement class representative regarding the terms of the VEBA modifications. Although these discussions are ongoing, we have set as a condition to the closing of the exchange offers that the proposed VEBA modifications meet certain requirements that go beyond those required under the UST Loan Agreement. The VEBA modifications that will be required as a condition to the closing of the exchange offers would provide for the restructuring of the approximately $20.0 billion present value of obligations we owe under the VEBA Settlement Agreement as follows:

•	At least 50% of the settlement amount (approximately $10.0 billion) will be extinguished in exchange for our common stock; and

•

Cash installments will be paid in respect of the remaining approximately $10.0 billion settlement amount over a period of time, with such amounts and period to be agreed but together having a present value equal to the remaining settlement amount.

We have not reached an agreement with respect to either the UST debt conversion or the VEBA modifications. The actual terms of the UST debt conversion and the VEBA modifications are subject to ongoing discussions among us, the UAW, the UST and the VEBA-settlement class representative, and there is no assurance that any agreement will be reached on the terms described above or at all. However, an agreement with respect to both the UST debt conversion and the VEBA modifications is a condition to the exchange offers, and the terms of the UST debt conversion and the VEBA modifications must satisfy the minimum conditions described above or must be waived by us following notice to our bond holders under the tender offer rules. We have set as a condition to the exchange offers that the terms of the VEBA modifications shall be satisfactory to the UST.

North American Inventory — As a result of the fourth quarter 2008 U.S. vehicle market collapse, our dealers’ inventory, while historically low, is high from a days’ supply standpoint given current lower industry sales rates. To address this issue and bring inventory quantities in line with a more optimal 75 to 90 days supply, we have announced North American production reductions of approximately 190,000 vehicles during the second and early third quarters of 2009. These production reductions will result in a significant number of down weeks at many North American assembly plants, and we have announced an extended shutdown of one to seven weeks at many manufacturing facilities bridging the normal July shutdown period.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. Brand and Nameplate Rationalization — We will focus our resources in the U.S. on four core brands: Chevrolet, Cadillac, Buick and GMC. Compared to the Viability Plan we submitted to the President’s Designee on February 17, 2009, our Revised Viability Plan accelerates the timing of resolution for Saab Automobile AB (Saab), HUMMER and Saturn. Specifically, resolutions for Saab and HUMMER have been accelerated to 2009 versus 2010, and resolution of Saturn has been accelerated to 2009 versus 2010 to 2011. In conjunction with these accelerated nameplate eliminations, there is no planned investment for Pontiac, and the brand is expected to be phased out by the end of 2010.

On February 20, 2009 Saab filed for protection under the reorganization laws of Sweden in order to reorganize itself into a stand-alone entity independent from us. We have received final bids for HUMMER from potential purchasers and are in the process of reviewing them. We expect to make a final decision regarding a sale or phase-out of HUMMER in May 2009. We are currently evaluating opportunities regarding a potential sale of Saturn Distribution Corporation, an indirect wholly owned subsidiary, and expect to make a decision regarding a sale or phase out by the end of 2009.

Our Revised Viability Plan does not reflect the sale of the ACDelco business as previously contemplated in our Viability Plan due to current economic conditions, its integration with our business and preliminary bids from prospective purchasers which did not reflect a valuation that we believe was appropriate.

Our Revised Viability Plan also accelerates the reduction in U.S. nameplates. While the Viability Plan submitted on February 17, 2009 called for a reduction from 48 U.S. nameplates in 2008 to 36 in 2012, a 25% reduction, our Revised Viability Plan reduces the number of U.S. nameplates to 34 by 2010, a 29% reduction two years ahead of the prior plan.

U.S. Dealers and Distribution Channel Strategy — In order to allow for greater sales effectiveness in all markets, increased private investment and reduced distribution costs, our Revised Viability Plan calls for a reduction in the number of our U.S. dealers from 6,246 in 2008 to 3,605 in 2010, which is an improvement over the February 17, 2009 submission in that there will be a reduction of an additional 500 dealers, four years earlier than contemplated in the February 17, 2009 submission. Our Revised Viability Plan is intended to facilitate an orderly, customer friendly and cost-effective approach for dealer reductions and inventory disposal.

Manufacturing Operational Efficiencies — Our Viability Plan included a reduction in the total number of powertrain, stamping and assembly plants in the U.S. from 47 in 2008 to 33 in 2012. Consistent with our objective of accelerating the restructuring of our business, our Revised Viability Plan reduces the total number of such plants in the U.S. to 34 by the end of 2010 and 31 by 2012, which reflects the acceleration of six plant closures/idlings as well as one additional plant idling through 2014.

Labor Cost — Our Revised Viability Plan will reduce U.S. hourly employment levels from 61,000 in 2008 to 40,000 in 2010. This is primarily the result of the nameplate reductions, operational efficiencies and plant capacity reductions discussed previously. Our Revised Viability Plan provides for U.S. hourly employment levels that are approximately 7,000 lower in 2010 and 2011 and 8,000 lower in the 2012 through 2014 period than the Viability Plan submitted on February 17, 2009. Our Revised Viability Plan also contemplates additional reductions in our U.S. hourly labor costs as a result of reductions in hourly employment levels and modifications to our labor agreement with the UAW. The UAW has not ratified the modifications to the terms of the collective bargaining agreement that were negotiated on February 17, 2009.

With respect to our operations in Canada, we negotiated a revised labor agreement in March 2009 with the Canadian Auto Workers Union (CAW) to reduce our hourly labor costs to approximately the level paid by our U.S. transplant competitors. We will also reduce our Canadian hourly employment levels from 10,300 in 2008 to 4,400 by 2014 under our Revised Viability Plan. Our revised labor agreement is contingent on us receiving longer term financial support for our Canadian operations from both the Canadian Federal and the Ontario Provincial governments, and our negotiations with both governments remain ongoing. On April 29, 2009 GMCL entered into a Loan Agreement with Export Development Canada (EDC). The EDC Loan Agreement provides GMCL with C$3.0 billion in a 3-year short term bridge loan to restore liquidity to its business. GMCL borrowed C$0.5 billion under the EDC Loan Agreement on April 30, 2009. Since the EDC Loan Agreement is considered to be bridge financing and not longer term financing, the receipt of this financial support does not satisfy the contingency included in the CAW agreement.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We previously announced that we will reduce salaried employment levels on a global basis by 10,000 during 2009. We continue to evaluate our structure and decision making processes and plan to further simplify our business, which will result in further salaried and executive manpower reductions under our Revised Viability Plan.

Additional Funding — In order to execute our Revised Viability Plan, we will request total funding from the UST of $27.0 billion, which represents the $22.5 billion we requested in our Viability Plan submission on February 17, 2009 under our baseline scenario plus an additional $4.5 billion to implement incremental restructuring actions, cover our higher negative operating cash flow primarily due to lower forecasted vehicle sales volume in North America, and to compensate for lower than originally forecasted proceeds from asset sales and other sources of financing, including U.S. Department of Energy Section 136 Loans, under the Energy Independence and Security Act of 2007, for production of advanced technology vehicles and components. Our Revised Viability Plan assumes $5.7 billion of Section 136 Loans and an additional $5.6 billion in funding from foreign governments (of which we received C$0.5 billion from EDC on April 30, 2009). As previously discussed, we borrowed $2.0 billion of additional working capital loans from the UST on April 24, 2009. We also expect to request an additional $2.6 billion of working capital loans prior to June 1, 2009 and plan to issue a promissory note in the amount of $173 million to the UST for no additional consideration.

In addition, our Revised Viability Plan assumes that we will require an additional $9.0 billion of UST funding after June 1, 2009. We have proposed that the UST provide the additional $9.0 billion of funding, together with the additional $2.6 billion referred to above, on similar terms to the UST Loan Agreement. If we were to receive this additional $9.0 billion funding, we plan to issue a promissory note in the amount of $600 million to the UST for no additional consideration.

Bankruptcy Relief — In the event that we do not receive prior to June 1, 2009 enough tenders of our public unsecured debt to consummate the exchange offers we currently expect to seek relief under the U.S. Bankruptcy Code. This relief may include: (1) seeking bankruptcy court approval for the sale of most or substantially all of our assets pursuant to section 363(b) of the U.S. Bankruptcy Code to a new operating company, and a subsequent liquidation of the remaining assets in the bankruptcy case; (2) pursuing a plan of reorganization (where votes for the plan are solicited from certain classes of creditors prior to a bankruptcy filing) that we would seek to confirm (or “cram down”); or (3) seeking another form of bankruptcy relief, all of which involve uncertainties, potential delays and litigation risks. We are considering these alternatives in consultation with the UST, our largest lender.

Our ability to continue as a going concern is dependent on many events outside of our direct control, including, among other things, approval of the Revised Viability Plan by the UST; obtaining additional financing from the UST, other governmental entities or other sources to continue operations; the successful execution of the restructuring actions discussed above; successful negotiation with the UAW to reduce our labor costs and funding obligations for retiree health care; our ability to successfully complete the exchange offers; our ability to continue to procure necessary components, systems and parts from Delphi and other suppliers; GMAC continuing to provide financing to our dealers and customers; and consumers’ purchasing our products in substantially higher volumes. Our significant recent operating losses and negative cash flows, negative working capital, stockholders’ deficit and the uncertainty of UST approval of the Revised Viability Plan, the UST funding of the Revised Viability Plan and successful execution of our Revised Viability Plan, among other factors, raise substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On April 30, 2009, Chrysler LLC and certain of its affiliates filed petitions seeking relief under Chapter 11 of the United States Bankruptcy Code. In connection with its bankruptcy filing, Chrysler LLC announced that most of its manufacturing operations will be temporarily idled beginning May 4, 2009. The resulting decline in automotive production volumes and the risk that payments owed to suppliers by Chrysler LLC may be disrupted as a result of Chrysler LLC’s bankruptcy filing will increase the financial and liquidity pressures facing automotive suppliers, many of which are common to Chrysler LLC and us. The failure of automotive suppliers on whom we rely would result in a disruption in the availability of the systems, components and parts that we need to manufacture our automotive products, which would affect our operating results adversely.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principles of Consolidation

Our condensed consolidated financial statements include our accounts and those of our subsidiaries that we control due to ownership of a majority voting interest. In addition, we consolidate variable interest entities (VIE) for which we are the primary beneficiary. Our share of earnings or losses of nonconsolidated affiliates are included in our consolidated operating results using the equity method of accounting when we are able to exercise significant influence over the operating and financial decisions of the affiliate. We use the cost method of accounting if we are not able to exercise significant influence over the operating and financial decisions of the affiliate. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2008 financial information to conform to the current period presentation.

As a result of a strategic review of Saab, the Saab board announced on February 20, 2009, that Saab filed for reorganization under a self-managed Swedish court process, which is similar to U.S. Chapter 11 bankruptcy protection, to create a fully independent business entity that would be sustainable and suitable for investment. Though aspects of our strategic review of Saab commenced in 2008, negotiations with the Swedish government pertaining to financial support for Saab commenced in January 2009. The ultimate determination to file for reorganization was made in February 2009 once it became clear that the Swedish government would not provide financial assistance. Prior to the filing for reorganization Saab’s results of operations were included in our GME segment.

As part of the process, Saab will formulate its proposal for reorganization and present it to its creditors. Pending court approval, the reorganization will be executed and will require independent funding to succeed.

We determined that the reorganization filing resulted in a loss of the elements of control necessary for consolidation and therefore we deconsolidated Saab on February 20, 2009. The operating results of Saab are reflected in our condensed consolidated statement of operations through the date of deconsolidation, and subsequent to the date of deconsolidation we account for our investment in Saab under the cost method.

We recorded a loss of $822 million in Other expenses related to the deconsolidation of Saab in the three months ended March 31, 2009. The loss reflects the remeasurement of our net investment in Saab to its estimated fair value of zero, costs associated with commitments and obligations to suppliers and others, and a commitment to provide up to $150 million of debtor-in-possession financing.

The following tables summarize condensed financial information related to Saab for the period subsequent to deconsolidation:

March 31, 2009
(Dollars in millions)
Total assets	$928
Total liabilities (a)	$1,762

(a)	Includes $1.1 billion of payables to us that we have fully reserved for at March 31, 2009.

February 20, 2009 to March 31, 2009
(Dollars in millions)
Sales (a)	$106
Net loss	$(53)

(a)	Includes $58 million of sales made by Saab to us.

Change in Presentation of Financial Statements

Due to the restructuring efforts associated with our Revised Viability Plan as previously discussed, the resulting focus on our core automotive business, and significant changes in our ownership interests in and ability to influence the operations of GMAC, our financial statements no longer present our FIO operations as a separate segment, which resulted in the following changes to the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

condensed consolidated financial statements in the three months ended March 31, 2009: (1) Financial services and insurance revenue were reclassified to Other Revenue; (2) Financial services and insurance expense was reclassified to Other expenses; and (3) separate FIO balance sheet line items are no longer presented. Certain reclassifications were made to the comparable 2008 financial statements to conform to the current period presentation.

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

Changes in Accounting Principles

Fair Value Measurements

On January 1, 2008 we adopted SFAS No. 157, “Fair Value Measurements,” which provides a consistent definition of fair value that focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over company-specific inputs. SFAS No. 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the observable inputs to the valuation of an asset or liability at the measurement date. The standard also requires that a company consider its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. In February 2008 the FASB approved FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” that permitted companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, and we elected to do so. On January 1, 2009, we adopted SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The effect of our adoption of SFAS No. 157 on January 1, 2009 for nonfinancial assets and nonfinancial liabilities and on January 1, 2008 for financial assets and financial liabilities was not material and no adjustment to Accumulated deficit was required.

The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115

On January 1, 2008 we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which permits a company to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. We have not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value. Therefore, the adoption of this standard has had no effect on our results of operations.

Business Combinations

On January 1, 2009 we adopted SFAS No. 141(R), “Business Combinations,” which retained the underlying concepts under existing standards that all business combinations are accounted for at fair value under the acquisition method of accounting. However, SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects. SFAS No. 141(R) requires that: (1) for all business combinations, the acquirer record all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) pre-acquisition contingent assets and liabilities acquired be recognized at their fair values on the acquisition date if determinable; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value be recognized in earnings until settled; (4) acquisition-related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be re-measured to their acquisition-date fair values, with any gain or loss recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) should also apply the provisions of this standard. This standard will be applied to all future business combinations.

Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133

On January 1, 2009 we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” which expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” See Note 9 for the tabular and narrative disclosures pertaining to the adoption of SFAS No. 161.

Noncontrolling Interests in Consolidated Financial Statements

On January 1, 2009 we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” which amends ARB No. 51, “Consolidated Financial Statements,” to establish new standards that govern the accounting for and reporting of noncontrolling interests in partially-owned consolidated subsidiaries and the loss of control of subsidiaries. SFAS No. 160 requires that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (2) losses be allocated to a noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interests be treated as equity transactions if control is maintained; (4) changes in ownership interests resulting in gain or loss be recognized in earnings if control is gained or lost; and (5) in a business combination the noncontrolling interest’s share of net assets acquired be recorded at the fair value, plus its share of goodwill. The provisions of SFAS No. 160 are prospective upon adoption, except for the presentation and disclosure requirements. The presentation and disclosure requirements must be applied retrospectively for all periods presented. Accordingly, our condensed consolidated balance sheets as of December 31, 2008 and March 31, 2008, and our condensed consolidated statements of operations and condensed consolidated statement of stockholders’ deficit for the three months ended March 31, 2008 have been retrospectively adjusted to adopt SFAS No. 160. If we had applied the previous requirements of ARB No. 51, our pro forma Net loss attributable to GM Common Stockholders would decrease $40 million and our pro forma Loss per share, basic and diluted, attributable to GM Common Stockholders would decrease $0.07 per share.

Accounting for Convertible Debt Instruments

On January 1, 2009 we adopted FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement),” which requires issuers of convertible debt securities within its scope to separate these securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. FSP No. APB 14-1 requires that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized. The provisions of FSP No. APB 14-1 are retrospective upon adoption, and prior period amounts have been adjusted to apply the new method of accounting. As a result of the adoption of FSP No. APB 14-1, Interest expense and Net loss for the three months ended March 31, 2009 each increased by $30 million and Net loss per share, basic and diluted increased by $0.05 per share.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the effect of adopting SFAS No. 160 and FSP No. APB 14-1:

	Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2008
	As Previously Reported	FSP No. APB 14-1	SFAS No. 160	As Reported
	(Dollars in millions)
Interest expense	$(774)	$(31)	$—	$(805)
Loss from continuing operations before income taxes, equity income and minority interests (a)	$(2,657)	$(31)	$—	$(2,688)
Minority interest, net of tax	$(73)	$—	$73	$—
Net loss	$(3,251)	$(31)	$73	$(3,209)
Net income attributable to noncontrolling interests	$—	$—	$73	$73
Net loss attributable to GM Common Stockholders	$—	$—	$(3,282)	$(3,282)
Net loss attributable to GM Common Stockholders per share, basic and diluted	$(5.74)	$(0.06)	$—	$(5.80)

	Condensed Consolidated Balance Sheet as of March 31, 2008
	As Previously Reported(b)(c)	FSP No. APB 14-1	SFAS No. 160	As Reported
	(Dollars in millions)
Other assets, noncurrent	$6,260	$(33)	$—	$6,227
Total assets	$145,741	$(33)	$—	$145,708
Short-term debt and current portion of long-term debt	$8,532	$—	$—	$8,532
Total current liabilities	$73,155	$—	$—	$73,155
Other liabilities and deferred income taxes, noncurrent	$18,554	$—	$—	$18,554
Long-term debt	$35,483	$(726)	$—	$34,757
Total liabilities	$185,810	$(726)	$—	$185,084
Minority Interest	$974	$—	$(974)	$—
Capital surplus (principally additional paid-in-capital)	$15,327	$781	$—	$16,108
Accumulated deficit	$(42,847)	$(65)	$—	$(42,912)
Accumulated other comprehensive loss	$(14,467)	$(23)	$—	$(14,490)
Noncontrolling interests	$—	$—	$974	$974
Total Stockholders’ Deficit	$(41,043)	$693	$974	$(39,376)

	Condensed Consolidated Balance Sheet as of December 31, 2008
	As Previously Reported(b)(c)	FSP No. APB 14-1	SFAS No. 160	As Reported
	(Dollars in millions)
Other assets, noncurrent	$4,246	$(8)	$—	$4,238
Total assets	$91,047	$(8)	$—	$91,039
Short-term debt and current portion of long-term debt	$16,946	$(26)	$—	$16,920
Total current liabilities	$75,634	$(26)	$—	$75,608
Other liabilities and deferred income taxes, noncurrent	$17,392	$—	$—	$17,392
Long-term debt	$29,594	$(576)	$—	$29,018
Total liabilities	$176,717	$(602)	$—	$176,115
Minority Interest	$484	$—	$(484)	$—
Capital surplus (principally additional paid-in-capital)	$15,755	$734	$—	$16,489
Accumulated deficit	$(70,610)	$(117)	$—	$(70,727)
Accumulated other comprehensive loss	$(32,316)	$(23)	$—	$(32,339)
Noncontrolling interests	$—	$—	$484	$484
Total Stockholders’ Deficit	$(86,154)	$594	$484	$(85,076)

(a)	Loss before income taxes and equity income as reported.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	As a result of the elimination of FIO as a segment, as discussed previously, this column includes the reclassifications of the balance sheet line items previously reported as FIO Assets and FIO Liabilities in order to conform to the current period presentation.

(c)	In connection with the adoption of SFAS No. 160, we determined that certain immaterial amounts previously recognized in Minority interest should have been recognized as liabilities. Accordingly, we have reclassified $330 million and $395 million from Minority interest to Other liabilities and deferred income taxes, noncurrent at December 31, 2008 and March 31,2008, respectively, which has been comprehended in the “As Previously Reported” column.

Other

In 2007 and 2008, the FASB ratified FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” EITF No. 07-1, “Accounting for Collaborative Arrangements,” and EITF No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits.” We adopted these standards on January 1, 2009, and none of these standards had a significant effect on our consolidated financial statements.

Accounting Standards Not Yet Adopted

In April 2009, the FASB issued three staff positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of debt securities. The first, FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for determining fair value measurements consistently with the principles presented in SFAS No. 157 when the volume and level of activity for the asset or liability has significantly decreased, and provides guidance on identifying circumstances that indicate that a transaction is not orderly. The second, FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” expands the frequency of fair value disclosures for publicly traded entities about the fair value of certain financial instruments not recognized at fair value in the statement of financial position to include interim reporting periods. The third, FSP No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends the other-than-temporary impairment guidance for debt securities, and modifies the presentation and disclosure requirements for all other-than-temporary impairments. The staff positions are effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted of all three FSPs together. We did not early adopt these FSPs. We do not anticipate that the adoption of these staff positions will have a material effect on our financial position or results of operations, though our assessment is ongoing.

Note 3. Inventories

The following table summarizes the components of our inventories:

	March 31, 2009	December 31, 2008	March 31, 2008
	(Dollars in millions)
Productive material, work in process, and supplies	$4,910	$4,849	$7,071
Finished product including service parts	7,872	9,579	11,710

Total inventories at FIFO	12,782	14,428	18,781
Less LIFO allowance	(1,176)	(1,233)	(1,460)

Total inventories	$11,606	$13,195	$17,321

In the three months ended March 31, 2009 and 2008, in accordance with our lower of cost or market analyses we have recorded lower of cost or market adjustments to our finished goods inventories, including rental car returns and company vehicles, of $19 million and $13 million, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Investment in Nonconsolidated Affiliates

The following table summarizes information regarding our equity in income (loss) of our nonconsolidated affiliates:

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
GMAC	$(500)	$(302)
GMAC Common Membership Interest impairments	—	(1,310)

Total Equity in loss of GMAC LLC	(500)	(1,612)
Shanghai General Motors Co., Ltd and SAIC-GM-Wuling Automobile Co., Ltd.	105	134
Others	(57)	(2)

Total equity in loss of nonconsolidated affiliates	$(452)	$(1,480)

Investment in GMAC

Purchase of Additional Common Membership Interests

In December 2008 we and FIM Holdings entered into a subscription agreement with GMAC under which we each agreed to purchase additional Common Membership Interests in GMAC, and the UST committed to provide us with additional funding in order to purchase the additional interests. In January 2009, we entered into the UST GMAC Loan Agreement pursuant to which we borrowed $884 million and utilized those funds to purchase 190,921 Class B Common Membership Interests of GMAC. The UST GMAC Loan is scheduled to mature on January 16, 2012 and bears interest, payable quarterly, at the same rate of interest as the loans under the UST Loan Agreement (UST Loans). Refer to Note 6. The UST GMAC Loan is secured by our Common and Preferred Membership Interests in GMAC. As part of this loan agreement, the UST has the option to convert outstanding amounts into a maximum of 190,921 shares of GMAC’s Class B Common Membership Interests on a pro-rata basis. As a result of this purchase, our interest in GMAC’s Common Membership Interests increased from 49% to 60%.

The following tables summarize financial information of GMAC:

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Condensed Consolidated Statements of Income
Total financing revenue and other interest income	$3,812	$5,404
Interest expense	$2,181	$3,179
Depreciation expense on operating lease assets	$1,153	$1,397
Total other revenue	$1,721	$1,582
Total noninterest expense	$2,154	$2,507
Loss before income tax (benefit) expense	$(798)	$(571)
Income tax (benefit) expense	$(123)	$18
Net loss	$(675)	$(589)
Net loss available to members	$(798)	$(615)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2009	December 31, 2008	March 31, 2008
	(Dollars in millions)
Condensed Consolidated Balance Sheets
Loans held for sale	$10,357	$7,919	$21,446
Total finance receivables and loans, net	$92,357	$96,640	$119,433
Investment in operating leases, net	$23,527	$26,390	$33,122
Other assets	$23,531	$26,608	$31,446
Total assets	$179,552	$189,476	$243,354
Total debt	$113,424	$126,321	$185,294
Accrued expenses, deposit and other liabilities	$35,165	$32,533	$32,039
Total liabilities	$157,531	$167,622	$228,590
Senior preferred interests	$5,000	$5,000	$—
Preferred interests	$1,287	$1,287	$1,052
Total equity	$22,021	$21,854	$14,764

GMAC — Preferred and Common Membership Interests

The following table summarizes information related to our Preferred and Common Membership Interests in GMAC:

	March 31, 2009	December 31, 2008	March 31, 2008
	(Dollars in millions)
Preferred Membership Interests (shares)	1,021,764	1,021,764	1,021,764
Percentage ownership of Preferred Membership Interests issued and outstanding	100%	100%	100%
Carrying value of Preferred Membership Interests	$43	$43	$902
Carrying value of Common Membership Interests	$754	$491	$5,391

The following table summarizes the impairment charges we have recorded against our investment in GMAC Common and Preferred Membership Interests:

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
GMAC Common Membership Interests	$—	$1,310
GMAC Preferred Membership Interests	—	142

Total impairment charges	$—	$1,452

Impairment charges are recorded in Equity in loss of GMAC LLC and Interest income and other non-operating income, net for our investment in GMAC Common and Preferred Membership Interests, respectively.

Our measurements of fair value were determined in accordance with SFAS No. 157, utilizing Level 3 inputs of the fair value hierarchy established in SFAS No. 157. Refer to Note 12 for further information on the specific valuation methodology.

In the three months ended March 31, 2009, we received dividends of $26 million related to our Preferred Membership Interests.

In the three months ended March 31, 2008, we accrued dividends of $26 million related to our Preferred Membership Interests and such dividend income was subsequently reversed as GMAC was not required under the terms of the Preferred Membership Interests to, and elected not to, pay a dividend on our Preferred Membership Interests.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Refer to Note 16 for a description of the related party transactions with GMAC.

Transactions with Nonconsolidated Affiliates

Our nonconsolidated affiliates are involved in various aspects of the development, production and marketing of cars, trucks and parts. The following tables summarize the effects of our transactions with nonconsolidated affiliates which are not eliminated in consolidation:

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Results of Operations
Automotive sales	$247	$289
Cost of sales	$376	$1,116
Selling, general and administrative expense	$13	$31
Interest income and other non-operating income, net	$1	$2

	March 31, 2009	December 31, 2008	March 31, 2008
	(Dollars in millions)
Financial Position
Accounts and notes receivable, net	$371	$394	$574
Accounts payable (principally trade)	$158	$112	$197

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Cash Flows
Operating	$389	$(482)
Investing	$10	$27
Financing	$(2)	$—

Note 5. Depreciation and Amortization

The following table summarizes depreciation and amortization, including asset impairment charges, included in Cost of sales and Selling, general and administrative expense:

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Depreciation and impairment of long-lived assets	$1,482	$1,437
Amortization and impairment of special tools	1,036	772
Amortization of intangible assets	22	20

Total depreciation, amortization and asset impairments	$2,540	$2,229

In accordance with our Revised Viability Plan, we have initiated restructuring programs to reduce the total number of our powertrain, stamping and assembly plants and to eliminate certain brands and nameplates. As a result, total depreciation, amortization and asset impairments includes accelerated depreciation of $404 million in the three months ended March 31, 2009 on certain of these assets as they will be utilized over a shorter period of time than their previously estimated useful life.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6. Short-Term and Long-Term Debt

The following table summarizes the components of short-term and long-term debt:

	March 31, 2009	December 31, 2008	March 31, 2008
	(Dollars in millions)
Short-term debt — third parties	$3,250	$2,567	$1,359
Short-term debt — related parties (a)	1,489	2,067	2,544
Current portion of long-term debt (b)	20,817	12,286	4,629

Total short-term debt and current portion of long-term debt	25,556	16,920	8,532
Total long-term debt	28,846	29,018	34,757

Total debt	$54,402	$45,938	$43,289

(a)	Primarily dealer financing from GMAC for dealerships we own.

(b)	At March 31, 2009 primarily includes UST Loans and UST GMAC Loan of $14.5 billion (net of $578 million discount), secured revolving credit facility of $4.5 billion and a U.S. term loan of $540 million (net of $930 million discount). At December 31, 2008 includes UST Loans of $3.8 billion (net of $913 million discount), secured revolving credit facility of $4.5 billion and a U.S. term loan of $1.5 billion.

We pay commitment fees on our credit facilities at rates negotiated in each agreement. Amounts paid and expensed for these commitment fees are insignificant. Amounts available under short-term line of credit agreements were $347 million, $186 million and $2.8 billion at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2008, we concluded that there was substantial doubt about our ability to continue as a going concern and our independent auditors included a statement in their audit report related to the existence of substantial doubt about our ability to continue as a going concern. Because our auditors included such a statement in their audit report, we would have been in violation of the debt covenants for our $4.5 billion secured revolving credit facility, our $1.5 billion U.S. term loan and our $125 million secured credit facility and we therefore secured amendments and waivers related to those obligations as described below.

Additionally, one of our Powertrain subsidiaries in Italy has debt obligations to banks in the amount of $66 million at March 31, 2009, which are subject to certain covenants. Due to the current, and potential continued, downturn in the industry, it is possible that the subsidiary could, in the future, be in violation of certain these covenants. If amendments, waivers or alternative forms of financing could not be secured at such time, the operations of the subsidiary could be negatively impacted.

Secured Revolving Credit Facility

On February 11, 2009 we entered into an agreement to amend our $4.5 billion secured revolving credit facility, which expires July 2011. The amendment included a waiver of the going concern covenant for the year ended December 31, 2008, revised borrowing and default interest rates, and cross-default provisions to the UST Loan Facility. We accounted for the amendment as a debt modification and therefore capitalized the additional fees paid to acquire the amendment. The additional fees will be amortized ratably through July 2011.

U.S. Term Loan

On March 4, 2009 we entered into an agreement to amend our $1.5 billion U.S. term loan, which expires November 2013. The amendment included a waiver of the going concern covenant for the year ended December 31, 2008, revised borrowing and default rates, and cross-default provisions to the UST Loan Facility. Because the terms of the amended U.S. term loan were substantially

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

different than the original terms, primarily due to the revised borrowing rate, we accounted for the amendment as a debt extinguishment. As a result, we recorded the amended U.S. term loan at fair value and recorded a gain on the extinguishment of the original loan facility of $906 million in the three months ended March 31, 2009.

Secured Credit Facility

On February 11, 2009, we entered into an agreement to amend our $125 million secured credit facility, which was scheduled to expire in November 2009. The amendment included a waiver of the going concern covenant for the year ended December 31, 2008, revised borrowing and default rates, cross-default provisions to the UST Loan Facility, and an extension of the maturity date to November 2010. As a result of the terms of the amendment, we accounted for the amendment as a troubled debt restructuring and therefore will amortize the outstanding debt balance using the revised effective interest rate calculated in accordance with the new loan terms.

As a result of the amendments and waivers described previously, we are not in default of our covenants. If we conclude that there is substantial doubt about our ability to continue as a going concern for the year ending December 31, 2009, we will have to seek additional amendments or waivers at that time. Due to the cross-default provisions to the UST Loan Facility included in each of the amendments and because the UST can terminate the UST Loan Facility if it does not certify our Revised Viability Plan, the UST Loan Facility, secured revolving credit facility, U.S. term loan and secured credit facility are classified as short-term debt.

United States Department of the Treasury Loan Facility

As previously disclosed in our 2008 Form 10-K and in Note 2, in December 2008 we entered into the UST Loan Agreement pursuant to which the UST agreed to provide us with the UST Loan Facility. We borrowed $4.0 billion under the UST Loan Facility in December 2008, and an additional $5.4 billion and $4.0 billion in January and February 2009, respectively. In April 2009, we and the UST entered into an amendment to the UST Loan Agreement that increased the maximum amount available to borrow under the UST Loan Facility from $13.4 billion to $15.4 billion. Pursuant to this agreement, we borrowed an additional $2.0 billion under the amended UST Loan Facility on April 24, 2009 and issued a promissory note to the UST for $133 million for which we received no additional consideration. The additional promissory note is subject to the terms of the Warrant Agreement between us and the UST, which was entered into in December 2008 and is described in further detail below.

The UST Loans are scheduled to mature on December 30, 2011, unless the maturity date is accelerated in the event the UST has not certified our Revised Viability Plan by the Certification Deadline on June 1, 2009. Refer to Note 2. Amounts outstanding under the UST Loan Facility accrue interest at a rate per annum equal to the three-month LIBOR rate (which will be no less than 2.0%) plus 3.0%, and accrued interest is payable quarterly, beginning March 31, 2009.

We are required to repay the UST Loans from the net cash proceeds received from certain dispositions of collateral securing the UST Loans, the incurrence of certain debt and certain dispositions of unencumbered assets. We may also voluntarily repay the UST Loans in whole or in part at any time. Once repaid, amounts borrowed under the UST Loan Facility may not be reborrowed.

The UST Loan Agreement also contains various events of default and entitles the UST to accelerate the repayment of the UST Loans upon the occurrence and during the continuation of an event of default. In addition, upon the occurrence and continuation of any default or event of default, at the UST’s option, the interest rate applicable to the UST Loans can be increased to a rate per annum equal to 5.0% per annum plus the interest rate otherwise applicable to the UST Loans (or if no interest rate is otherwise applicable, the three-month LIBOR rate plus 3.0%). The events of default relate to, among other things, our failure to pay principal or interest on the UST Loans; the Guarantors’, who are each of our domestic subsidiaries that executed the UST Loan Agreement, failure to pay on their guarantees; the failure to pay other amounts due under the loan documents; the failure to perform the covenants in the loan documents; the representations and warranties in the UST Loan Agreement being false or misleading in any material respect; undischarged judgments in excess of $500 million; certain bankruptcy events; the termination of any loan documents, the invalidity of security interests in the collateral or the unenforceability of our and the Guarantors’ obligations; certain prohibited transactions under

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Employee Retirement Income Security Act of 1974; a change of control; a default under indebtedness if the default permits or causes the holder to accelerate the maturity of indebtedness in excess of $100 million; the failure to comply with any law that results in a material adverse effect; the entry into a transaction prohibited by the UST; or the failure to comply with the warrant agreement between us and the UST, entered into on December 31, 2008 (Warrant Agreement) in connection with the UST Loan Agreement. We also are prohibited from paying dividends without the consent of the UST under the terms of the UST Loan Agreement and, if we declare a dividend in excess of $100 million, without the approval of the President’s Designee.

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

In the three months ended March 31, 2009, the President’s Designee determined that the Viability Plan we submitted on February 17, 2009 was not viable in its then-current form had not satisfied the terms of the UST Loan Agreement. The President’s Designee agreed to provide us with adequate working capital for 60 days and postponed our Certification Deadline until June 1, 2009 to give us time to develop our Revised Viability Plan. Refer to Note 2. Due to the possible acceleration of the maturity date of the UST Loans and UST Additional Note if the President’s Designee has not certified our Revised Viability Plan by the above date and ongoing discussions with the UST regarding a potential restructuring of our debt obligations under the UST Loan Agreement, we accelerated amortization of the discount on the UST Loans and UST Additional Notes and recorded $334 million in Interest expense in the three months ended March 31, 2009. The remaining discount will be amortized ratably through the Certification Deadline. At March 31, 2009, advances under the UST Loan Facility and the UST Additional Note were carried at $14.5 billion in the current portion of long-term debt (net of the $578 million discount).

Contingent Convertible Debt

We adopted the provisions of FSP APB No. 14-1 on January 1, 2009, with retrospective application to prior periods. (Refer to Note 2). At March 31, 2009, our contingent convertible debt outstanding amounted to $7.4 billion, consisting of outstanding principal of $7.9 billion and unamortized discounts of $572 million. The discounts of $572 million at March 31, 2009 will be amortized through the maturity dates or the initial put dates of the related debt, ranging from 2009 to 2018. At December 31, 2008, our contingent convertible debt outstanding amounted to $7.3 billion, consisting of principal of $7.9 billion and unamortized discounts of $602 million. At March 31, 2008, our contingent convertible debt outstanding amounted to $7.7 billion, consisting of outstanding principal of $8.4 billion and unamortized discounts of $726 million. Upon adoption of FSP APB No. 14-1, the effective interest rate on our outstanding contingent convertible debt ranges from 7.0% to 7.9%. We recorded interest expense of $136 million in the three months ended March 31, 2009, consisting of $106 million of cash interest and $30 million resulting from amortization of the discounts. We recorded interest expense of $142 million in the three months ended March 31, 2008, consisting of $107 million of cash interest and $35 million resulting from amortization of the discounts. At March 31, 2009, the net carrying value of the conversion feature for all contingent convertible debt outstanding recorded in Stockholders’ deficit was $734 million.

Receivables Program

On March 19, 2009 the UST announced an automotive supplier support program (Receivables Program) developed to provide liquidity and access to credit to automotive suppliers. The Receivables Program allows suppliers to sell their eligible accounts receivable from us to GM Supplier Receivables LLC (GM Receivables), a bankruptcy-remote special purpose entity we have established. Eligible suppliers can elect to either receive immediate payment from GM Receivables on their receivables from us at a 3% discount or have their receivables from us guaranteed by the UST for a 2% fee. GM Receivables will be funded by a loan facility

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of up to $3.5 billion provided by the UST and by capital contributions from us of up to $175 million. GM Receivables will be included in our consolidated financial statements and amounts borrowed from the UST and used to pay suppliers will result in Short-term debt with a corresponding decrease in Accounts payable or Accrued expenses. GM Receivables will be responsible for paying interest on any loans provided by the UST at an annual rate of LIBOR plus 3.5%, with a minimum of 5.5%, and for paying administrative fees of 25 basis points per annum of the average daily program balance to a third party administrator. We will be responsible for paying a termination fee of up to $140 million to the UST upon expiration or termination of the Receivables Program. Any residual capital in the program will be shared equally by us and the UST. We paid our initial $35 million capital contribution to GM Receivables on April 29, 2009 and have begun the process of qualifying certain suppliers of goods and services to participate in the Receivables Program. At May 1, 2009 the Receivables Program had not been implemented and no funding from the UST had been received. We expect to be able to implement this program within several weeks.

Note 7. Product Warranty Liability

The following table summarizes activity for policy, product warranty, recall campaigns and certified used vehicle warranty liabilities:

	Three Months Ended March 31, 2009	Year Ended December 31, 2008	Three Months Ended March 31, 2008
	(Dollars in millions)
Beginning balance	$8,491	$9,615	$9,615
Warranties issued in period	535	4,277	1,020
Payments	(917)	(5,068)	(1,180)
Adjustments to pre-existing warranties	(25)	294	4
Effect of foreign currency translation	(107)	(627)	58
Liability adjustment, net due to the deconsolidation of Saab	(77)	—	—

Ending balance	$7,900	$8,491	$9,517

We review and adjust these estimates on a regular basis based on the differences between actual experience and historical estimates or other available information.

On March 30, 2009 the U.S. Government announced that it will create a warranty program pursuant to which a separate account will be created and funded to pay for repairs covered by our warranty on each new vehicle we sell in the United States and Mexico during our restructuring period. The cash contribution to fund the program will be equal to 125% of the costs projected by us that are required to satisfy anticipated claims under the warranties issued on those vehicles. We will contribute cash equal to a portion of the projected cost and we will borrow the amount necessary to make the remaining required cash contribution from the UST. We are still discussing with the UST the ultimate scope, structure, and terms of the warranty program. We are also in discussions with the Canadian Government, which has committed to establishing a similar warranty program in Canada.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Pensions and Other Postretirement Benefits

The following table summarizes the components of pension and other postemployment benefits (OPEB) expense (income):

	U.S. Plans Pension Benefits		Non-U.S. Plans Pension Benefits		U.S. Other Benefits		Non-U.S. Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008	2009	2008	2009	2008
	(Dollars in millions)
Components of (income) expense
Service cost	$118	$150	$76	$105	$33	$75	$6	$10
Interest cost	1,467	1,292	277	320	775	913	48	60
Expected return on plan assets	(1,824)	(2,060)	(160)	(252)	(212)	(344)	—	—
Amortization of prior service cost (credit)	206	210	7	9	(494)	(465)	(26)	(25)
Amortization of transition obligation	—	—	—	2	—	—	—	—
Recognized net actuarial loss	338	66	83	69	13	187	9	27
Curtailments, settlements and other	—	217	26	5	(30)	4	—	—

Net periodic pension and OPEB (income) expense	$305	$(125)	$309	$258	$85	$370	$37	$72

U.S. Hourly Workforce Special Attrition Programs

In February 2009, we announced the 2009 Special Attrition Program for our U.S. hourly employees. The 2009 Special Attrition Program offers a cash incentive of $20,000 coupled with a car voucher of $25,000 for individuals who elect to retire or voluntarily terminate employment. Consistent with the terms of the UST Loan Agreement, the incentives paid to employees electing to participate in this program will not be paid from pension plan assets. In total, 7,000 of our employees accepted this program resulting in a charge of $296 million recorded in Cost of sales. Refer to Note 13 for details. These employees represent approximately 11.5% of our active hourly employees that participate in the U.S. hourly benefit plans. However, due to the high proportion of retirement eligible employees accepting the 2009 Special Attrition Program, we were not required to remeasure our U.S. hourly benefit plans for the three months ended March 31, 2009.

In February 2008, we signed agreements with the UAW and the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers – Communication Workers of America (IUE-CWA) regarding special attrition programs which were intended to reduce the number of hourly employees. The UAW attrition program (2008 UAW Special Attrition Program) offered to our 74,000 UAW-represented employees consisted of wage and benefit packages for normal and voluntary retirements, buyouts or pre-retirement employees with 26 to 29 years of service. In addition to their vested pension benefits, those employees that were retirement eligible received a lump sum payment, depending upon classification, that was funded from our U.S. Hourly Pension Plan. For those employees not retirement eligible, other retirement and buyout options were offered. The terms offered to the 2,300 IUE-CWA represented employees (2008 IUE-CWA Special Attrition Program) were similar to those offered through the 2008 UAW Special Attrition Program. During the three months ended March 31, 2008, we recorded expenses of $201 million primarily for the 2008 UAW Special Attrition Program and the 2008 IUE-CWA Special Attrition Program. Included in the $201 million expensed in the three months ended March 31, 2008 was $167 million recorded in the Curtailments, settlements and other line of U.S. Plans Pension Benefits. Those costs included lump sum payments and other costs related to pre-retirement benefit payments for irrevocable acceptances through March 31, 2008 under the 2008 UAW Special Attrition Program and 2008 IUE-CWA Special Attrition Program.

U.S. Salaried Benefits Changes

We also announced a reduction of Salaried Retiree Life benefits for U.S. salaried employees. As a result of this plan amendment and our expectation that the corresponding reduction to operating expense would be significant, we remeasured our U.S. Salaried Retiree Life Insurance plan effective February 1, 2009. As part of this remeasurement, we utilized a discount rate of 7.15% as

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compared to the discount rate of 7.25% that was utilized at December 31, 2008. The remeasurement reduced the plan’s accumulated postretirement benefit obligation (APBO) by $420 million from December 31, 2008. The remeasurement will reduce Cost of sales in 2009 by approximately $70 million.

2009 UAW National Agreement Addendum

In February 2009, the UAW tentatively agreed to an addendum, subject to union ratification, to the 2007 UAW National Agreement that suspends certain compensation and employee benefits available to the UAW employees pursuant to the 2007 UAW National Agreement. The addendum includes a provision that enables us to suspend the JOBS Program and reclassify employees to layoff status eligible for supplemental unemployment benefits which was implemented during the first quarter and has a lower cost to us. Refer to Note 13 for details. At March 31, 2009, this addendum had not yet been ratified by the UAW. As a result, other than suspension of the JOBS Program, we have not included the effects of the addendum in our consolidated financial statements.

2009 CAW Agreement

In March 2009, we announced that the members of the CAW had ratified the 2009 CAW Agreement intended to reduce manufacturing costs in Canada by closing the competitive gap with transplant automakers in the United States on active employee labor costs and reducing our legacy costs through introducing co-payments for health benefits, increasing employee healthcare cost sharing, freezing pension benefits, and eliminating cost of living adjustments to pensions for retired hourly workers. The 2009 CAW Agreement is conditioned on us receiving longer term financial support from the Canadian and Ontario Governments. At March 31, 2009, we had not reached agreement with the Canadian and Ontario Governments on longer term financial support. On April 29, 2009 GMCL entered into a Loan Agreement with EDC. The EDC Loan Agreement provides GMCL with C$3.0 billion in a 3-year short term bridge loan to restore liquidity to its business. GMCL borrowed C$0.5 billion under the EDC Loan Agreement on April 30, 2009. Since the EDC Loan Agreement is considered to be bridge financing and not longer term financing, the receipt of this financial support does not satisfy the contingency included in the CAW agreement. Therefore, due to this unfulfilled condition, we have not recognized the effect of this agreement in our consolidated financial statements.

Other Workforce Changes

In addition to the actions described above, certain other changes to our workforce occurred during the three months ended March 31, 2009, some of which resulted in the remeasurement of those affected plans. However, the effect of those remeasurements was not significant to our consolidated financial statements.

Note 9. Derivative Financial Instruments and Risk Management

Risk Management

We are exposed to certain risks related to our ongoing business operations. We enter into derivative instruments with the objective of managing our financial and operational exposure arising from these risks by offsetting the gains and losses on the underlying exposures with the related gains and losses on the derivatives used to hedge them. The primary risks managed by using derivative instruments are foreign currency risk, interest rate risk, and commodity price risk. We typically use forward contracts, swaps and options as part of our risk management program. Our risk management policies limit our use of derivative instruments to those to be used in managing risk.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To the extent we identify that an exposure hedged with a derivative contract is no longer forecasted to occur, we enter into a new derivative instrument to offset the exposure related to the existing derivative instrument. In some cases, counterparties are unwilling to enter into offsetting derivative instruments and, as such, we have exposure to future changes in the fair value of these derivatives with no underlying exposure to offset this risk. In the three months ended March 31, 2009 we recognized a net gain of $86 million in Interest income and other non-operating income, net related to derivatives originally entered to hedge an exposure that is no longer forecasted to occur.

Adjustments made to a derivative that is in an asset or liability position due to counterparty credit rating would reverse as the derivative contract approaches maturity. The effect of the credit adjustment reversal would be accelerated if the contract were settled prior to its maturity. We are currently assessing our derivative positions and we may choose to recoupon or settle certain trades based on economic considerations. When such transactions are executed, they may result in adjustments to earnings and an inflow or outflow of cash based on whether the position is an asset or a liability. The size of such cash flows could be substantial if the derivative position is large.

Derivatives and Hedge Accounting

We recognize our derivative instruments as either assets or liabilities at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated as and qualifies as part of a hedging relationship and on the type of hedging relationship. We designate hedging instruments based upon the exposure being hedged as either a fair value hedge, or a cash flow hedge. Foreign currency denominated debt is designated as the hedging instrument in our hedges of net investments in foreign operations. We may also manage risks with nondesignated derivative contracts, commonly referred to as economic hedges.

We entered into certain derivative instruments which were originally designated in hedging relationships. As part of our quarterly tests for hedge effectiveness during the fourth quarter of 2008 we were unable to conclude that these hedging relationships continued to be highly effective in achieving offsetting cash flows with the underlying forecasted transactions and hedged items. Therefore, effective October 1, 2008 we discontinued hedge accounting on all previously designated derivative contracts. While our derivative contracts are no longer afforded hedge accounting treatment, we continue to use them to manage our risk exposures. At March 31, 2009, no outstanding derivative contracts are designated in hedging relationships.

Accordingly, subsequent to September 2008 we account for the changes in the fair value of all outstanding derivative contracts as nondesignated hedges by recording the gains and losses in earnings. We also recognize in earnings certain releases of deferred gains and losses arising from previously designated cash flow and fair value hedges.

Cash Flow Hedges

We previously designated financial instruments as cash flow hedges to manage our exposure to certain foreign currency exchange risks associated with buying and selling vehicles and automotive parts, and foreign currency exposure to long-term debt. For foreign currency transactions, we typically hedged forecasted exposures up to three years in the future. For foreign currency exposure on long-term debt we typically hedged for the life of the loan. The longest such exposure economically hedged at March 31, 2009 extends to July 2033.

For derivatives that were designated as qualifying cash flow hedges, we recorded the effective portion of the unrealized and realized gain or loss resulting from changes in fair value as a component of Other comprehensive loss. We subsequently reclassify those cumulative gains and losses to earnings contemporaneously with and to the same line item as the earnings effects of the hedged item. However, if we conclude it is probable that the forecasted transaction will not occur, the cumulative change in the fair value of the derivative recorded in Accumulated other comprehensive loss is recognized in earnings immediately. During the three months ended March 31, 2009 we reclassified a $151 million loss to Automotive sales from Accumulated other comprehensive loss relating to the cash flows hedges associated with these previously forecasted transactions we concluded were no longer probable of occurring.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in Accumulated other comprehensive loss associated with cash flow hedges, primarily related to the release of previously deferred cash flow hedge gains and losses from Accumulated other comprehensive loss into earnings:

Original Cash Flow Hedging Relationship	Location of Gain (Loss) Reclassified into Net Loss	Gain (Loss) Reclassified During the Three Months Ended March 31, 2009	Gain (Loss) Expected to be Reclassified During the Next 12 Months
		(Dollars in millions)
Foreign exchange contracts	Automotive sales	(238)	(462)
Foreign exchange contracts	Cost of sales	20	25

Total		$(218)	$(437)

Fair Value Hedges

We are subject to market risk from exposures to changes in interest rates that affect the fair value of our long-term, fixed rate debt. Prior to October 2008, we used interest rate swaps designated as fair value hedges to manage certain of our exposures associated with these borrowings. We hedged our exposures to the maturity date of the underlying interest rate exposure. At March 31, 2009 the longest such exposure covered by derivatives which previously received fair value hedge treatment extends to April 2016.

Gains or losses on derivatives designated and qualifying as fair value hedges, as well as the offsetting loss or gain on the debt attributable to the hedged interest rate risk, were recognized in Interest expense. The loss or gain recognized related to the hedged interest rate risk was recognized as an adjustment to the carrying value of the debt.

Previously recorded adjustments to the carrying value of the debt are amortized to Interest expense over the remaining debt term. During the three months ended March 31, 2009, we amortized previously deferred fair value hedges gains of $2 million into Interest expense. In the next twelve months, we expect to amortize previously deferred gains of $8 million into Interest expense.

Net Investment Hedges

We use foreign currency denominated debt to hedge foreign currency exposure related to our net investment in certain foreign subsidiaries. For non-derivative instruments that are designated as and qualify as a hedge of a net investment in a foreign operation, the unrealized and realized gain or loss is recorded as a Foreign currency translation adjustment in Other comprehensive loss.

The latest maturing debt tranche used to hedge net investments matures in July 2033. The following table summarizes our outstanding foreign currency net investment hedges at March 31, 2009 and related amount recognized in Other comprehensive loss for the three months ended March 31, 2009:

Net Investment Hedge Instrument	Currency Pair	Carrying Amount	Effective Portion of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Released from OCI into Net Loss	Amount of Gain (Loss) Recognized in Net Loss on Ineffective Portion
			(Dollars in millions)
Euro denominated debt	Euro/U.S. Dollar	$1,970	$125	$—	$—

Derivatives Not Designated for Hedge Accounting

We use derivatives not designated in a hedging relationship such as forward contracts, swaps, and options, to economically hedge certain of our risk exposures. Unrealized and realized gains and losses related to these nondesignated derivative hedges are recorded in the Statement of Operations as indicated in the schedules below.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commodity Derivatives

We purchase for use in production certain raw materials, parts with significant commodity content, and energy comprising various commodities. We hedge the commodity price risk by entering into derivative instruments such as forward and option contracts. All commodity derivative gains and losses are recognized in Cost of sales.

The following table summarizes our nondesignated commodity derivative contracts at March 31, 2009:

Commodity	Contract Notional	Units
	(thousands)
Aluminum and aluminum alloy	398	Metric tons
Copper	40	Metric tons
Lead	50	Metric tons
Palladium	1,225	Troy ounces
Platinum	192	Troy ounces
Rhodium	27	Troy ounces
Heating oil	35,973	Gallons
Natural gas	7,396	Megatherms

Interest Rate Derivatives

We use interest rate swaps to economically hedge exposure to change in the fair value of our fixed rate debt. Gains and losses related to the changes in the fair value of these nondesignated derivatives are recorded in Interest expense.

At March 31, 2009, we were party to nondesignated interest rate swap derivatives with total notional amounts of $4.3 billion.

Foreign Currency Derivatives

We use foreign exchange derivatives to economically hedge our exposure to foreign currency exchange risks associated with forecasted foreign currency denominated purchases and sales of inventory and variability in cash flows related to interest and principal payments on foreign currency denominated bonds. The gains and losses related to these derivatives that economically hedge vehicle and inventory sales and purchases are recorded in Automotive sales or Cost of sales. The gains and losses related to derivatives that economically hedge foreign currency risk related to foreign currency denominated debt are recorded in Cost of sales.

At March 31, 2009, we were party to nondesignated foreign currency exchange contracts with total notional amounts of $16.1 billion.

Equity Derivatives

In connection with our loan agreement made with the UST, we granted a warrant for 122 million shares of our common stock exercisable at $3.57 per share. At March 31, 2009, we determined that the fair value of the warrant issued to the UST was $66 million. Gains and losses related to this derivative are recorded in Interest income and other non-operating income, net.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value of the nondesignated derivative instruments at March 31, 2009:

	Asset Derivatives Fair Value(a)	Liability Derivatives Fair Value(b)
	(Dollars in millions)
Current Portion
Foreign currency contracts	$587	$1,184
Interest rate contracts	1	3
Commodity contracts	19	158
Equity contracts (UST Warrant)	—	66

Total nondesignated derivative instruments	$607	$1,411

	Asset Derivatives Fair Value(c)	Liability Derivatives Fair Value(d)
	(Dollars in millions)
Non-Current Portion
Foreign currency contracts	$106	$620
Interest rate contracts	378	—
Commodity contracts	4	247

Total nondesignated derivative instruments	$488	$867

(a)	Recorded in Other current assets and deferred income taxes.

(b)	Recorded in Accrued expenses.

(c)	Recorded in Other assets.

(d)	Recorded in Other liabilities and deferred income taxes.

The following schedule summarizes the gain or loss recognized on our nondesignated derivatives in the three months ended March 31, 2009:

Derivatives Not Designated as Hedging Instruments	Statement of Operations Line	Amount of Gain (Loss) Recognized in Earnings
		(Dollars in millions)
Foreign exchange contracts	Automotive sales	$60
Foreign exchange contracts	Cost of sales	(137)
Foreign exchange contracts	Interest income and other non-operating income, net	86
Interest rate contracts	Interest expense	14
Commodity contracts	Cost of sales	(134)
Equity contracts (UST Warrant)	Interest income and other non-operating income, net	98

Total		$(13)

Counterparty Credit Risk

Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties which owe us under the contract completely fail to perform under the terms of those contracts, assuming no recoveries of underlying collateral, as measured by the market value of the derivative financial instrument. At March 31, 2009, the market value of derivative financial instruments in an asset or receivable position was $1.1 billion. We enter into agreements with counterparties that allow the set-off of certain exposures in order to manage the risk.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our counterparty credit risk is managed by our Risk Management Committee, which establishes exposure limits for both net fair value and potential exposure, based on our overall risk tolerance. We monitor and report our exposures to the Risk Management Committee on a periodic basis. Substantially all of our counterparty exposures are with counterparties that are rated A or higher.

Credit-Risk-Related Contingent Features

Our agreements with counterparties to our derivative instruments do not contain covenants requiring us to maintain certain credit rating levels or credit risk ratios that would require us to post collateral in event that we violated certain standards or when a derivative instrument is in a liability position. Accordingly, at March 31, 2009, we have posted no collateral related to our $2.3 billion liability position for derivative instruments.

Note 10. Commitments and Contingencies

Guarantees

We have provided guarantees related to the residual value of certain operating leases. At March 31, 2009, the maximum potential amount of future undiscounted payments that we could be required to pay under these guarantees was $107 million. These guarantees terminate in years ranging from 2011 to 2035. Certain leases contain renewal options.

We have agreements with third parties that guarantee the fulfillment of certain suppliers’ commitments and other related obligations. These guarantees expire in years ranging from 2009 to 2015, or upon the occurrence of specific events, such as a company’s cessation of business. At March 31, 2009 we have recorded liabilities of $43 million related to these guarantees. At March 31, 2009, the maximum potential future undiscounted payments that we could be required to pay under these guarantees was $502 million. Included in this amount is $441 million which relates to a guarantee provided to GMAC in Brazil in connection with dealer floor plan financing. This guarantee is collateralized by $494 million in certificates of deposit purchased from GMAC to which we have title and which are recorded in Other assets. The purchase of the certificates of deposit was funded in part by contributions from dealers for which we have recorded a corresponding deposit liability of $359 million, which is recorded in Other liabilities.

In some instances, certain assets of the party whose debt or performance we have guaranteed may offset, to some degree, the cost of the guarantee. The offset of certain of our payables to guaranteed parties may also offset certain guarantees, if triggered.

We also provide payment guarantees on commercial loans made by GMAC and outstanding with certain third parties, such as dealers or rental car companies. At March 31, 2009, the maximum commercial obligations we guaranteed related to these loans was $79 million and the guarantees either expire in years ranging from 2009 to 2017 or are ongoing. We determined the value ascribed to the guarantees to be insignificant based on the credit worthiness of the third parties.

In connection with certain divestitures of assets or operating businesses, we have entered into agreements indemnifying certain buyers and other parties with respect to environmental conditions pertaining to real property we owned. Also, in connection with such divestitures, we have provided guarantees with respect to benefits to be paid to former employees relating to pensions, postretirement health care and life insurance. Aside from indemnifications and guarantees related to Delphi, discussed below, it is not possible to estimate our maximum exposure under these indemnifications or guarantees due to the conditional nature of these obligations. No amounts have been recorded for such obligations as they are not probable and estimable at this time.

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

The future effect of environmental matters, including potential liabilities, is often difficult to estimate. We record an environmental reserve when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. This practice is followed whether the claims are asserted or unasserted. We expect that the amounts reserved, $294 million, $297 million and $322 million at March 31, 2009, December 31, 2008 and March 31, 2008, respectively, will be paid over the periods of remediation for the applicable sites, which typically range from five to 30 years. Of the amounts recorded, $122 million, $97 million and $133 million were recorded within Accrued Expenses at March 31, 2009, December 31, 2008 and March 31, 2008, respectively, and the remainder were recorded within Other Liabilities.

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

Product Liability

With respect to product liability claims involving our products, we believe that any judgment against us for actual damages will be adequately covered by our recorded accruals and, where applicable, excess insurance coverage. Although punitive damages are claimed in some of these lawsuits, and such claims are inherently unpredictable, our accruals incorporate our historic experience with these types of claims. We had recorded liabilities of $934 million, $921 million and $1.1 billion at March 31, 2009, December 31, 2008 and March 31, 2008, respectively, for the expected cost of all known product liability claims plus an estimate of the expected cost for all product liability claims that have already been incurred and are expected to be filed in the future for which we are self-insured, including related legal fees expected to be incurred. These amounts were recorded within Accrued expenses and excluded asbestos claims, which are discussed separately.

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

While we have resolved many of the asbestos-related cases over the years and continue to do so for strategic litigation reasons such as avoiding defense costs and possible exposure to excessive verdicts, we believe that only a small proportion of the claimants has or

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will develop any asbestos-related physical impairment. Only a small percentage of the claims pending against us allege causation of a disease associated with asbestos exposure. The amount expended on asbestos-related matters in any period depends on the number of claims filed, the amount of pretrial proceedings and the number of trials and settlements during the period.

We record the estimated liability associated with asbestos personal injury claims where the expected loss is both probable and can reasonably be estimated. We retain Hamilton Rabinovitz & Associates, Inc., a firm specializing in estimating asbestos claims, to assist us in determining our potential liability for pending and unasserted future asbestos personal injury claims. The analyses rely on and include the following information and factors:

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

We review a number of factors, including the analyses provided by Hamilton, Rabinovitz & Associates, Inc., in order to determine a reasonable estimate of our probable liability for pending and future asbestos-related claims projected to be asserted over the next 10 years, including legal defense costs. We monitor our actual claims experience for consistency with this estimate and make periodic adjustments as appropriate.

We believe that our analyses are based on the most relevant information available combined with reasonable assumptions, and that we may prudently rely on their conclusions to determine the estimated liability for asbestos-related claims. We note, however, that the analyses are inherently subject to significant uncertainties. The data sources and assumptions used in connection with the analyses may not prove to be reliable predictors with respect to claims asserted against us. Our experience in the recent past includes substantial variation in relevant factors, and a change in any of these assumptions — which include the source of the claiming population, the filing rate and the value of claims — could significantly increase or decrease the estimate. In addition, other external factors such as legislation affecting the format or timing of litigation, the actions of other entities sued in asbestos personal injury actions, the distribution of assets from various trusts established to pay asbestos claims and the outcome of cases litigated to a final verdict could affect the estimate.

Our liability recorded for asbestos-related matters was $627 million, $648 million and $628 million at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

With regard to the litigation matters discussed in the previous paragraph, we have established reserves for matters in which we believe that losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, incurred but not reported asbestos-related claims, environmental remediation programs, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be reasonably estimated at March 31, 2009. We believe that we have appropriately accrued for such matters under SFAS No. 5, “Accounting for Contingencies,” based on information currently available to us. At March 31, 2009, December 31, 2008 and March 31, 2008, we had reserves for litigation losses of $307 million, $277 million and $288 million, respectively, recorded in Accrued expenses. These accrued reserves (which do not include reserves for asbestos-related or product liability claims, which are disclosed previously in “Asbestos Claims” and “Product Liability” respectively) represent our best estimate of amounts we believe we are liable for within the range of expected losses. Litigation is inherently unpredictable, however, and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such proceedings could exceed the amounts accrued in an amount that could be material to our financial condition and results of operations in any particular reporting period.

Delphi Corporation

Benefit Guarantee

In 1999, we spun-off Delphi Automotive Systems Corporation, which became Delphi. Delphi is our largest supplier of automotive systems, components and parts, and we are Delphi’s largest customer. From 2005 to 2008, our annual purchases from Delphi have ranged from approximately $6.5 billion to approximately $10.2 billion. At the time of the spin-off, employees of Delphi Automotive Systems Corporation became employees of Delphi. As part of the separation agreements, Delphi assumed the pension and other postretirement benefit obligations for these transferred U.S. hourly employees who retired after October 1, 2000 and we retained pension and other postretirement obligations for U.S. hourly employees who retired on or before October 1, 2000. Additionally at the time of the spin-off, we entered into separate agreements with the UAW, the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers of America – Communication Workers of America (IUE-CWA) and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers Union (USW) providing contingent benefit guarantees whereby we would make payments for certain pension benefits and OPEB to certain former U.S. hourly employees that became employees of Delphi (individually and collectively, the Benefit Guarantee Agreements). Each Benefit Guarantee Agreement contains separate benefit guarantees relating to pension and OPEB obligations, with different triggering events. The UAW, IUE-CWA and USW required through the Benefit Guarantee Agreements that in the event that Delphi or its successor companies ceases doing business or becomes subject to financial distress we could be liable if Delphi fails to provide the corresponding benefits at the required level. The Benefit Guarantee Agreements do not obligate us to guarantee any benefits for Delphi retirees in excess of the corresponding benefits we provide at the time to our own hourly retirees. Accordingly, any reduction in the benefits we provide our hourly retirees reduces our obligation under the corresponding benefit guarantee. In turn, Delphi entered into the Indemnification Agreement with us that required Delphi to indemnify us if we are required to perform under the UAW Benefit Guarantee Agreement. In addition, with respect to pension benefits, our guarantee arises only to the extent that the pension benefits provided by Delphi and the Pension Benefit Guaranty Corporation (PBGC) fall short of the guaranteed amount.

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

In June 2007 we entered into a memorandum of understanding with Delphi and the UAW (Delphi UAW MOU) that included terms relating to the consensual triggering of the UAW Benefit Guarantee Agreement as well as additional terms relating to Delphi’s restructuring. Under the Delphi UAW MOU we also agreed to pay for certain healthcare costs of Delphi retirees and their beneficiaries in order to provide a level of benefits consistent with those provided to our retirees and their beneficiaries from the Mitigation Plan VEBA, which was formed pursuant to the Delphi UAW MOU. We also committed to pay $450 million to settle a

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UAW claim asserted against Delphi, which the UAW has directed us to pay directly to either the Mitigation Plan or New VEBA, depending upon the timing of the payment. This amount is to be paid upon substantial consummation of a Delphi Plan of Reorganization (POR) consistent with the Delphi UAW MOU and which incorporates, approves, and is consistent with the comprehensive settlement agreement between Delphi and us.

In August 2007, we also entered into memorandums of understanding with Delphi and the IUE-CWA (Delphi IUE-CWA MOU), and with Delphi and the USW (USW MOU). The terms of the Delphi IUE-CWA MOU and the USW MOU are similar to the Delphi UAW MOU with regard to the consensual triggering of the Benefit Guarantee Agreements.

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

In September 2008 we further amended the terms of the GSA (Amended GSA) and MRA (Amended MRA) (collectively, Amended Delphi-GM Settlement Agreements). As a part of the negotiations with Delphi regarding the Amended Delphi-GM Settlement Agreements, we also entered into Implementation Agreements with the UAW, IUE-CWA and the USW. These Implementation Agreements addressed the transfer of pension assets and liabilities under IRS Code Section 414(1), and the triggering on the basis set forth in the Implementation Agreements of the “Term Sheet — Delphi Pension Freeze and Cessation of OPEB, and GM Consensual Triggering of Benefit Guarantee” negotiated with the respective unions in 2007, and the release by the unions, their members and their retirees of Delphi and us from claims related to such matters. In September 2008, the Bankruptcy Court entered an order approving the Amended Delphi-GM Settlement Agreements and the Implementation Agreements, which then became effective in September 2008.

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

•

Second Hourly Pension Transfer — Transfer the remaining Delphi HRP net liabilities, which are estimated to be $3.2 billion to $3.5 billion at March 31, 2009, upon Delphi’s substantial consummation of its POR that provides for the consideration to be received by us (as described below) and is consistent with other terms of the Amended Delphi-GM Settlement Agreements. Actual amounts of the Second Hourly Pension Transfer will depend on, among other factors, the valuation of the pension liability at the transfer date, the proportion of the obligation assumed by the PBGC and performance of pension plan assets;

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

The Amended GSA also resolves all claims in existence at the effective date of the Amended Delphi-GM Settlement Agreements (with certain limited exceptions) that either Delphi or we have or may have against the other, including Delphi’s motion in March 2006 under the U.S. Bankruptcy Code to reject certain supply contracts with us. The Amended GSA and related agreements with Delphi’s unions release us and our related parties, as defined, from any claims of Delphi and its related parties, as defined, as well as any employee benefit related claims of Delphi’s unions and hourly employees. Also pursuant to the Amended GSA, we have released Delphi and its related parties, as defined, from claims by us or our related parties, as defined.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Delphi Advance Agreement

In May 2008, we agreed to advance up to $650 million to Delphi in 2008, which was within the amounts we would have owed under the Delphi-GM Settlement Agreements had Delphi emerged from bankruptcy in April 2008. In August 2008 we entered into a new agreement to advance up to an additional $300 million. This increased the amount we agreed to advance to $950 million in 2008, which was within the amounts we would owe under the Delphi-GM Settlement Agreements if Delphi was to emerge from bankruptcy in December 2008. Upon the effectiveness of the Amended Delphi-GM Settlement Agreements, the original $650 million advance agreement matured, leaving a $300 million advance agreement. Further, in October 2008, subject to Delphi obtaining an extension or other accommodation of its debtor in possession financing through June 30, 2009, we agreed to extend the $300 million advance agreement through June 30, 2009.

In February 2009, we agreed to the increase in the advance agreement commitment from $300 million to $350 million, to become effective on March 24, 2009, subject to approval by the President’s Designee under the terms of our UST Loan Agreement. In March 2009, we agreed to increase the advance agreement commitment from $350 million to $450 million, to become effective on March 24, 2009, subject to: (1) our Board approval; (2) the President’s Designee’s approval under the terms of the UST Loan Agreement; (3) Bankruptcy Court approval of increase in advance agreement; and (4) the achievement of certain milestones in the Steering Option Exercise Agreement (described below), including, but not limited to, Bankruptcy Court approval of the Steering Option Exercise Agreement and execution of definitive agreements for the sale of the Global Steering business to us. The President’s Designee did not approve either increase in the advance agreement commitment. We expect Delphi to fully draw the $300 million under this agreement by the end of May 2009. There are no assurances that Delphi will be able to repay the amounts advanced and at March 31, 2009 we have reserved $170 million against the advanced amounts.

Payment Terms Acceleration Agreement

In October 2008, subject to Delphi obtaining an extension or other accommodation of its debtor in possession financing through June 30, 2009, we also agreed to temporarily accelerate our North American payables to Delphi in the three months ending June 30, 2009, which was expected to result in additional liquidity to Delphi of $100 million in each of April, May and June of 2009. In December 2008, Delphi reached an accommodation with its lender through June 30, 2009 and we agreed to change the commencement date of the temporary acceleration of our North American payables to Delphi from April 2009 to March 2009. The temporary acceleration of payment terms, which was to occur upon substantial consummation of Delphi’s POR under the Amended Delphi-GM Settlement Agreements, was also subject to Delphi’s actual liquidity requirements. In January 2009, we agreed to immediately accelerate $50 million in advances towards the temporary acceleration of our North American payables. Additionally, we agreed to accelerate $150 million and $100 million of our North American payables to Delphi in March and April, respectively, bringing the total amount accelerated to date to the total agreed upon $300 million.

Steering Option Exercise Agreement

In March 2009, we reached preliminary agreement with Delphi on terms for us to acquire Delphi’s Global Steering Business as provided for in the Amended Delphi-GM Settlement Agreements. The Option Exercise Agreement was subject to the approvals of our Board, the President’s Designee and the Bankruptcy Court. The President’s Designee did not approve the terms of the Steering Option Exercise Agreement.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Delphi Charges

The following table summarizes charges we have recorded with respect to our agreements with Delphi:

	Three Months Ended March 31,		Cumulative Charges to Date
	2009	2008
	(Dollars in millions)
Other expenses	$—	$731	$12,344
Cost of sales	274	45	882

Total Delphi charges	$274	$776	$13,226

These charges reflect our best estimate of our obligations associated with the Implementation Agreements and the Amended Delphi-GM Settlement Agreements, updated to reflect the current challenges in the automotive industry. Further, these charges assume that our obligation with respect to pension benefits arises only to the extent that the pension benefits provided by Delphi and the PBGC fall short of the guaranteed amount. As such, our estimated obligation could increase by up to $2.3 billion at March 31, 2009 if we become obligated to assume Delphi pension related obligations beyond those currently required by the terms of the Implementation Agreements and the Amended Delphi-GM Settlement Agreements, such as assuming amounts that would otherwise be covered by the PBGC.

Since 2005, we have recorded total charges of $12.5 billion in connection with the Benefit Guarantee Agreements and Amended Delphi-GM Settlement Agreements which, at March 31, 2009, reflect an estimate of no recovery for our bankruptcy claims. Of this amount, $135 million was recorded in Cost of sales and the remaining amounts were recorded in Other expenses. In addition, our ongoing commitments under the Amended Delphi-GM Settlement Agreements for the Labor Cost Subsidy, Production Cash Burn Support and, in 2009, Facilitation Support are included in the amounts recorded in Cost of sales and are expected to result in additional expense in the range of $400 million to $600 million in 2009 and 2010, reducing to a range of $150 million to $250 million per year thereafter through 2015. These expenses will be treated as a period cost and expensed as incurred.

Risks If Delphi Cannot Emerge from Bankruptcy

Delphi’s debtor-in-possession financing (DIP Financing) was scheduled to mature on December 31, 2008 and Delphi has been operating under a forbearance agreement with its DIP Financing lenders since December 12, 2008 (the Accommodation Agreement) which contains various milestone requirements that, if not satisfied, trigger termination of the forbearance. Delphi was unable to satisfy some of these milestones, resulting in further amendments to the Accommodation Agreement in each of January, February, March and April of 2009. On May 7, 2009, the U.S. Bankruptcy Court approved another amendment to the Accommodation Agreement, subject to certain conditions to effectiveness, which provides that the Delphi DIP Accommodation Agreement is scheduled to terminate on June 2, 2009 unless a term sheet between Delphi, us and the UST is agreed upon on or before May 21, 2009 and deemed satisfactory to the Delphi DIP lenders on or before June 1, 2009.

Due to the uncertainties surrounding Delphi’s ability to emerge from bankruptcy it is reasonably possible that additional losses, which may be material to our financial condition and results of operations, could arise in the future, but we currently are unable to estimate the amount or range of such losses, if any.

Note 11. Income Taxes

For interim income tax reporting, we estimate our annual effective tax rate and apply it to year-to-date ordinary income/loss pursuant to FIN No. 18, “Accounting for Income Taxes in Interim Periods.” The tax effect of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period in which they occur. We exclude tax jurisdictions where we have a projected or year to date loss for which a tax benefit cannot be realized. The interim income tax provisions for these jurisdictions are allocated among continuing operations and other sources of income using intraperiod tax allocation.

Valuation allowances have been established against deferred tax assets if, based on the available positive and negative evidence, it is more likely than not such assets will not be realized. Our ability to realize our deferred tax assets depends on our ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•	Future reversals of existing taxable temporary differences;

•	Future taxable income exclusive of reversing temporary differences and carryforwards;

•	Taxable income in prior carryback years; and

•	Tax-planning strategies.

As of December 31, 2008, we had established valuation allowances against net deferred tax assets in most of our major operating jurisdictions, including but not limited to Australia, Brazil, Canada, Germany, Poland, South Korea, Spain, the United Kingdom and the United States. The valuation allowances in Spain and the United Kingdom were established during the three months ended March 31, 2008, when we determined that is was more likely than not that we would not realize our net deferred tax assets in these jurisdictions. If, in the future, we overcome negative evidence in tax jurisdictions where we have established valuation allowances, our conclusion regarding the need for valuation allowances in these tax jurisdictions could change, resulting in the reversal of some or all of such valuation allowances. If we generate taxable income in tax jurisdictions prior to overcoming negative evidence, we would reverse a portion of the valuation allowance related to the corresponding realized tax benefit for that period, without changing our conclusions on the need for a valuation allowance against the remaining net deferred tax assets.

We file income tax returns in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. We have open tax years from 1999 to 2008 with various significant tax jurisdictions. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. We have recorded a tax benefit only for those positions that meet the more likely than not standard. At March 31, 2009, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits over the next 12 months.

Note 12. Fair Value Measurements

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities

We classify our securities within Level 1 of the valuation hierarchy where quoted prices for identical securities are available in an active market. Level 1 securities include exchange-traded equities. We generally classify our securities within Level 2 of the valuation hierarchy where quoted market prices are not available. If quoted market prices are not available, we determine the fair values of our securities using pricing models, quoted prices of securities with similar characteristics or discounted cash flow models. These models are primarily industry-standard models that consider various assumptions, including time value and yield curve as well as other relevant economic measures. Examples of such securities include U.S. government and agency securities, certificates of deposit, commercial paper, and corporate debt securities. We classify our securities within Level 3 of the valuation hierarchy in certain cases where there is limited activity or less observable inputs to the valuation. Inputs to the Level 3 security fair value measurements consider various assumptions, including time value, yield curve, prepayment speeds, default rates, loss severity, current market and contractual prices for underlying financial instruments as well as other relevant economic measures. Securities classified within Level 3 include certain mortgage-backed securities and other securities.

Derivatives

The majority of our derivatives are valued using internal models that use as their basis readily observable market inputs, such as time value, forward interest rates, volatility factors, and current and forward market prices for commodities and foreign currency exchange rates. We generally classify these instruments within Level 2 of the valuation hierarchy. Such derivatives include interest rate swaps, cross currency swaps, foreign currency derivatives and commodity derivatives. We classify derivative contracts that are valued based upon models with significant unobservable market inputs as Level 3 of the valuation hierarchy. Examples include our warrant with the UST, certain long-dated commodity derivatives and interest rate swaps with notional amounts that fluctuate over time. Models for these fair value measurements include unobservable inputs based on estimated forward rates and prepayment speeds. SFAS No. 157 requires that the valuation of derivative liabilities take into account a company’s own nonperformance risk. Our derivative liability valuation methodology considers our own nonperformance risk as observed through the credit default swap market and bond market and is based on prices for recent trades.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements on a Recurring Basis

The following tables summarize the financial instruments measured at fair value on a recurring basis:

	Fair Value Measurements on a Recurring Basis at March 31, 2009
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Assets
Securities
Equity	$14	$12	$—	$26
United States government and agency	—	3	—	3
Mortgage-backed	—	—	44	44
Certificates of deposit	—	1,647	—	1,647
Commercial paper	—	2,719	—	2,719
Corporate debt	—	38	—	38
Other	—	4	14	18
Derivatives
Interest rate swaps	—	377	2	379
Foreign currency derivatives	—	693	—	693
Commodity derivatives	—	23	—	23

Total Assets	$14	$5,516	$60	$5,590

Liabilities
Derivatives
Cross currency swaps	$—	$380	$—	$380
Interest rate swaps	—	1	2	3
Foreign currency derivatives	—	1,424	—	1,424
Commodity derivatives	—	392	13	405
UST warrant	—	—	66	66

Total Liabilities	$—	$2,197	$81	$2,278

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements on a Recurring Basis at December 31, 2008
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Assets
Securities
Equity	$14	$15	$—	$29
United States government and agency	—	603	—	603
Mortgage-backed	—	—	49	49
Certificates of deposit	—	1,813	—	1,813
Commercial paper	—	1,704	—	1,704
Corporate debt	—	36	—	36
Other	—	—	17	17
Derivatives
Interest rate swaps	—	368	3	371
Foreign currency derivatives	—	1,228	—	1,228
Commodity derivatives	—	35	1	36

Total Assets	$14	$5,802	$70	$5,886

Liabilities
Derivatives
Cross currency swaps	$—	$377	$—	$377
Interest rate swaps	—	3	3	6
Foreign currency derivatives	—	258	2,144	2,402
Commodity derivatives	—	571	18	589
UST warrant	—	—	164	164

Total Liabilities	$—	$1,209	$2,329	$3,538

Transfers In and/or Out of Level 3

In the three months ended December 31, 2008, we concluded, due to deterioration in the credit markets and in our financial condition, that adjustments to the fair value of our derivatives due to nonperformance risk required significant judgment for derivative contracts to which certain of our foreign consolidated subsidiaries were party. Nonperformance risk associated with these subsidiaries was estimated based on the credit rating of sovereign comparable companies with similar credit profiles and observable credit ratings together with internal bank credit ratings obtained from the subsidiary’s counterparty banks. At December 31, 2008, derivatives valued using these measurements were classified within Level 3 of the valuation hierarchy. At March 31, 2009, due to further deterioration in our subsidiaries’ credit, the derivative contracts to which these foreign subsidiaries are party have been transferred from Level 3 into Level 2 as the credit risk of the foreign subsidiaries is now considered to approximate our Corporate nonperformance risk which is observable through the credit default swap market and bond market based on prices for recent trades.

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

	Mortgage- backed Securities(a)	Level 3 Financial Assets and Liabilities Three Months Ended March 31, 2009				Total Net Liabilities
		Commodity Derivatives, Net(b)	Foreign Currency Derivatives(c)	UST Warrant(a)	Other Securities(a)
	(Dollars in millions)
Balance at December 31	$49	$(17)	$(2,144)	$(164)	$17	$(2,259)
Total realized/unrealized gains (losses)
Included in earnings	(1)	2	—	98	(2)	97
Included in Other comprehensive loss	—	—	—	—	—	—
Purchases, issuances, and settlements	(4)	2	—	—	(1)	(3)
Transfer in and/or out of Level 3	—	—	2,144	—	—	2,144

Balance at March 31	$44	$(13)	$—	$(66)	$14	$(21)

Amount of total gains and (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$(1)	$2	$—	$98	$(2)	$97

	Mortgage- backed Securities(a)	Level 3 Financial Assets and Liabilities Three Months Ended March 31, 2008				Total Net Assets
		Interest Rate Swaps, net	Commodity Derivatives(b)	Corporate Debt Securities(a)	Other Securities(a)
	(Dollars in millions)
Balance at December 31,	$283	$2	$257	$28	$258	$828
Total realized/unrealized gains (losses)
Included in earnings	—	—	119	—	(3)	116
Included in Other comprehensive loss	(4)	—	—	23	(20)	(1)
Purchases, issuances, and settlements	4	(2)	(22)	—	(14)	(34)
Transfer in and/or out of Level 3	—	—	—	—	—	—

Balance at March 31,	$283	$—	$354	$51	$221	$909

Amount of total gains and (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$119	$—	$(3)	$116

(a)	Realized gains (losses) and other than temporary impairments on marketable securities or the UST warrant are recorded in Interest income and other non-operating income, net.

(b)	Realized and unrealized gains (losses) on commodity derivatives are recorded in Cost of sales. Changes in fair value are attributable to changes in base metal and precious metal prices.

(c)	Realized and unrealized gains (losses) on foreign currency derivatives are recorded in the line item associated with the economically hedged item.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized securities holding gains and losses are excluded from earnings and reported as Other comprehensive income or loss until realized. Gains and losses are not realized until an instrument is settled or sold. On a monthly basis, we evaluate whether unrealized losses related to investments in debt and equity securities are other than temporary. Factors considered in determining whether a loss is other than temporary include the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. If losses are determined to be other than temporary, the loss is recognized and the investment carrying amount is adjusted to a revised fair value. Other than temporary impairment losses of $8 million and $17 million were recorded in the three months ended March 31, 2009 and March 31, 2008, respectively.

Fair Value Measurements on a Nonrecurring Basis

The following tables summarize assets measured at fair value on a nonrecurring basis subsequent to initial recognition:

	March 31, 2009	Fair Value Measurements Using			Three Months Ended March 31, 2009 Total Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in millions)
Assets
Investment in CAMI	$—	$—	$—	$—	$(28)
Long-lived assets	85	—	—	85	(290)
Equipment on operating leases	1,519	—	—	1,519	(16)

Total	$1,604	$—	$—	$1,604	$(334)

	March 31, 2008	Fair Value Measurements Using			Three Months Ended March 31, 2008 Total Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in millions)
Assets
Investment in GMAC Common Membership Interests	$5,391	$—	$—	$5,391	$(1,310)
Investment in GMAC Preferred Membership Interests	902	—	—	902	(142)

Total	$6,293	$—	$—	$6,293	$(1,452)

We review the carrying value of our assets measured at fair value on a nonrecurring basis when events and circumstances warrant. This review requires the comparison of the fair value of our assets to their respective carrying values. The fair value of our assets is determined based on valuation techniques using the best information that is available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded whenever a decline in fair value below the carrying value is determined to be other than temporary.

Investment in CAMI

In the three months ended December 31, 2008, we recognized an impairment charge of $25 million for our equity method investee, CAMI. We evaluated CAMI for impairment due to the decline in industry sales in North America, which negatively affected CAMI’s net income and cash flows. Prior to March 1, 2009, we recognized an additional impairment charge of $28 million. Both impairment charges were based on discounted projected cash flows, and were included in Equity income, net of tax. Effective March 1, 2009, we

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined that due to changes in contractual arrangements, CAMI became a VIE pursuant to FIN No. 46(R), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” and we are the primary beneficiary, and therefore CAMI was consolidated. As the acquisition date occurred near the end of the reporting period, consolidation was based on provisional estimates of fair value for all acquired assets and liabilities. As fair values are determined and final purchase accounting is completed, the provisional estimates will be retrospectively adjusted to reflect the new information obtained about facts and circumstances that existed at March 1, 2009. Based on our provisional estimates, the equity interests held by us and by the noncontrolling interest had a fair value of approximately $12 million. Total assets were approximately $472 million comprised primarily of property, plant, and equipment, related party accounts receivable and inventory. Total liabilities were approximately $460 million comprised primarily of long-term debt, accrued liabilities and pension and other post-employment benefits. Supplemental pro forma information is omitted as the effect is immaterial.

Long-Lived Asset Impairments

Product-specific assets may become impaired as a result of declines in profitability due to changes in volume, pricing or costs. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with current market risk expectations about those future amounts. Product-specific tooling assets with a carrying value of $375 million were adjusted to their fair value of $85 million, resulting in impairment charges of $290 million in the three months ended March 31, 2009.

Equipment on Operating Leases

Vehicles under operating leases may become impaired based on negative economic trends, which can affect the residual values and expected future cash flows of these assets. Negative industry conditions in North America continue to increase the risks and costs associated with vehicle lease financing. The impairment charges related to these assets in the three months ended March 31, 2009 were the result of reduced expectations of the cash flows from these lease arrangements. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with current market risk expectations about those future amounts. Vehicles under operating lease were adjusted to their fair value of $1.5 billion by recognizing and impairment charge of $16 million.

Investments in GMAC Common and Preferred Membership Interests

In 2008 the global economy steadily deteriorated. The United States entered a recessionary period beginning in December 2007 as a result of instability in the credit and mortgage markets, severe declines in residential and homebuilding markets and significant volatility in the prices of oil and other commodities. In 2008, these factors continued to deteriorate and spread beyond the United States initially to Western Europe and then to the emerging markets in South America and Asia. These economic factors initially affected consumer demand for less fuel efficient vehicles, particularly fullsize pick-up trucks and sport utility vehicles, which had been our most profitable products. The continued instability of the credit markets resulted in an extreme lack of liquidity resulting in prominent North American financial institutions declaring bankruptcy, being seized by the Federal Deposit Insurance Corporation or being sold at distressed valuations, and culminated in the U.S. and foreign governments providing various forms of capital infusions to financial institutions. More recently consumer demand for vehicles has contracted due to a decline in the availability of financing and a significant contraction in consumer spending based on the continued recession in the United States, resulting in vehicle sales at their lowest levels in 16 years.

As a result of these events, as described in more detail in our 2008 Annual Report on Form 10-K, we evaluated our investments in GMAC Common and Preferred Membership Interests and determined that they were impaired and that such impairments were other than temporary in the three months ended March 31, 2008.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the activity with respect to our investment in GMAC Common and Preferred Membership Interests:

	GMAC Common Membership Interests	GMAC Preferred Membership Interests
	(Dollars in millions)
Balance at December 31, 2008	$491	$43
Our proportionate share of GMAC’s losses	(500)	—
Investment in GMAC Common Membership Interests	884	—
Other, primarily Accumulated other comprehensive loss	(121)	—

Balance at March 31, 2009	$754	$43

	GMAC Common Membership Interests	GMAC Preferred Membership Interests
	(Dollars in millions)
Balance at December 31, 2007	$7,079	$1,044
Our proportionate share of GMAC’s losses	(302)	—
Impairment charges	(1,310)	(142)
Other, primarily Accumulated other comprehensive loss	(76)	—

Balance at March 31, 2008	$5,391	$902

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

Note 13. Restructuring and Other Initiatives

We have executed various restructuring and other initiatives and plan to execute additional initiatives in the future in response to deterioration in the global economy in order to preserve adequate liquidity, to align manufacturing capacity and other structural costs with prevailing global automotive production, and to improve the utilization of remaining facilities as described in our Revised Viability Plan. Refer to Note 2. Costs to idle, consolidate or close facilities and provide postemployment benefits to employees idled on an other than temporary basis are accrued based on our best estimate of the wage, benefit and other costs to be incurred. Costs related to the idling of employees that are expected to be temporary are generally expensed as incurred. Estimates of restructuring and other initiative charges are based on information available at the time such charges are recorded. Due to the inherent uncertainty involved, actual amounts paid for such activities may differ from amounts initially recorded. Accordingly, we may record revisions to previous estimates by adjusting previously established reserves.

In February 2009, the UAW tentatively agreed to an addendum, subject to union ratification, to the 2007 UAW National Agreement that suspends certain compensation and employee benefits available to the UAW employees pursuant to the 2007 UAW National Agreement. The addendum includes a provision, not subject to ratification, that enables us to make mutually satisfactory changes to the JOBS Program allowing employees to be reclassified to layoff status eligible for supplemental unemployment benefits. As such, the JOBS Program was discontinued during the first quarter and affected employees became eligible for supplemental unemployment benefits which have a lower cost to us. The suspension is for the duration of the addendum which coincides with the term of the 2007 UAW National Agreement.

Refer to Note 14 for asset impairment charges related to our restructuring initiatives and Note 8 for pension and other postretirement benefit charges related to our hourly and salaried employee separation initiatives, including special attrition programs.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009 Activities

The following table summarizes our restructuring reserves and charges by region, including postemployment benefit reserves and charges in the three months ended March 31, 2009:

	GMNA	GME	GMLAAM	GMAP	Total
	(Dollars in millions)
Balance at December 31, 2008	$2,456	$468	$17	$41	$2,982
Additions	411	10	26	6	453
Interest accretion and other	10	(3)	—	—	7
Payments	(398)	(33)	(21)	(11)	(463)
Revisions to estimates	(297)	—	9	—	(288)
Effect of foreign currency	(28)	(28)	—	(2)	(58)

Balance at March 31, 2009	$2,154	$414	$31	$34	$2,633

GMNA recorded charges, interest accretion and other and revisions to estimates of $124 million for separation programs related to the following initiatives:

•

Postemployment benefit costs in the United States of $296 million related to 7,000 employees participating in the 2009 Special Attrition Program. At March 31, 2009, the postemployment benefit reserve reflects estimated future wages and benefits for 15,900 employees at idled or to be idled facilities in the United States and Canada and 8,400 employees subject to special attrition programs announced in 2009 and 2008.

•

Separation charges of $115 million for a U.S. salaried severance program, which allows terminated employees to receive ongoing wages and benefits for no longer than 12 months. At March 31, 2009, the U.S. salaried severance reserve reflects estimated future wages and benefits for employees as part of the plan to reduce U.S. salaried headcount by 3,400.

•

Interest accretion of $10 million and revisions to estimates to decrease the reserve of $297 million, primarily related to the suspension of the Job Opportunity Bank and reductions to the reserve for estimated future wages and benefits due to 7,000 employees participating in the 2009 Special Attrition Program.

GME recorded charges, interest accretion and other and revisions to estimates of $7 million for separation programs related to the following initiatives:

•	Separation charges of $10 million related to early retirement programs, primarily in Germany. Approximately 4,600 employees will leave under early retirement programs in Germany through 2013.

•

Additional liability adjustments in Germany of $7 million related to postemployment programs in which employees provide service and receive partial salary during the active phase of employment and continue to receive specified payments during the passive, or idle, period of the separation program. The total remaining cost for the early retirements will be recognized over the remaining required service period of the employees. Liability adjustments were included in interest accretion and other.

•	Interest accretion of $5 million primarily related to previously announced programs in Belgium.

•	Decrease in the reserve of $15 million due to the deconsolidation of Saab is included in interest accretion and other.

GMLAAM recorded charges and revisions to estimates of $35 million related to the following initiatives:

•	Separation charges in Brazil of $15 million related to voluntary separation programs affecting 200 salaried employees.

•	Separation charges of $11 million related to voluntary and involuntary separation programs in South America and South Africa affecting 900 salaried and hourly employees.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

Revisions to estimates to increase the reserve of $9 million related to additional estimated costs for previously announced separation programs at the GM do Brasil Sao Caetano and Sao Jose dos Campos plants.

GMAP recorded charges of $6 million related to the following initiatives:

•

Separation charges in Australia of $2 million related to a facility idling at GM Holden, which manufactures FAM II 4 cylinder engines. The program affects 600 employees, who will leave through December 2009, and has a total estimated cost of $67 million. The remaining cost of this program will be recognized over the remaining required service period of the employees.

•	Separation charges in Thailand of $4 million related to a voluntary separation program effecting 800 employees.

2008 Activities

The following table summarizes our restructuring reserves and charges by region, including postemployment benefit reserves and charges in the three months ended March 31, 2008:

	GMNA	GME	GMLAAM	GMAP	Total
	(Dollars in millions)
Balance at December 31, 2007	$868	$580	$4	$—	$1,452
Additions	50	118	3	—	171
Interest accretion and other	7	11	—	—	18
Payments	(158)	(159)	(3)	—	(320)
Revisions to estimates	(16)	—	—	—	(16)
Effect of foreign currency	(15)	36	—	—	21

Balance at March 31, 2008	$736	$586	$4	$—	$1,326

GMNA recorded charges, interest accretion and other and revisions to estimates of $41 million for separation programs related to the following initiatives:

•

Postemployment benefit costs in the United States of $48 million. The postemployment benefit reserve reflects estimated future wages and benefits for 8,000 employees at idled or to be idled facilities and 3,600 employees subject to special attrition programs.

•	Separation charges of $2 million for a U.S. salaried severance program, which allows terminated employees to receive ongoing wages and benefits for no longer than 12 months.

•	Interest accretion of $7 million and revisions to estimates to decrease the reserve of $16 million.

GME recorded charges, interest accretion and other and revisions to estimates of $129 million for separation programs related to the following initiatives:

•

Separation charges in Germany of $68 million and postemployment liability adjustments of $6 million. These charges and adjustments are primarily related to early retirement programs, along with additional minor separations.

•	Separation charges in Belgium of $45 million related to current and previously announced programs.

•	Separation charges in Sweden of $5 million related to initiatives announced in 2006.

•	Interest accretion of $5 million related to programs in Germany and Belgium.

GMLAAM recorded charges of $3 million primarily for separation programs in South Africa and Chile.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14. Impairments

We periodically review the carrying value of our long-lived assets to be held and used when events and circumstances warrant and in conjunction with the annual business planning cycle. If the carrying value of a long-lived asset or asset group is considered impaired, an impairment charge is recorded for the amount by which the carrying amount exceeds fair value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Product-specific assets may become impaired as a result of declines in profitability due to changes in volume, pricing or costs. Refer to Note 13 for additional detail on restructuring and other initiatives.

Due to the current instability in the global economy and credit markets, it is reasonably possible that economic conditions could deteriorate further and negatively affect our anticipated cash flows to such an extent that we could be required to record impairment charges against our long-lived assets.

Our portfolio of equipment on operating leases is comprised of vehicle leases to retail customers with original lease terms of up to 48 months and vehicles leased to rental car companies, with lease terms which average 11 months or less.

We periodically review the carrying value of our portfolio of equipment on operating leases for impairment when events and circumstances warrant and in conjunction with our quarterly review of residual values and associated depreciation rates. As part of our quarterly review, residual values for our equipment on operating leases are determined based on current auction proceeds in the United States and Canada and forecasted auction proceeds outside of the United States and Canada when we have a reliable basis to make such a determination.

If the carrying value is considered impaired, an impairment charge is recorded for the amount by which the carrying value exceeds the fair value. Fair value is determined primarily using the anticipated cash flows, including estimated residual values, discounted at a rate commensurate with the risk involved. Impairment charges are recorded in Cost of sales.

The following table summarizes our impairment charges:

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Long-lived and other asset impairments	$376	$—
Impairments related to Equipment on operating leases, net	39	26

Total impairment charges	$415	$26

GMNA recorded long-lived asset impairment charges of $278 million related to product-specific tooling assets, primarily related to the Pontiac G6, $42 million related to cancelled powertrain programs, $28 million related to impairments in our investment in CAMI (at March 1, 2009, we consolidated CAMI in accordance with FIN No. 46(R)) and $11 million related to equipment on operating leases comprised of vehicles leased to rental car companies in the three months ended March 31, 2009. Additionally, GMNA recorded contract cancellation charges of $128 million related to the cancellation of certain product programs.

GME recorded impairment charges of $12 million and $26 million related to equipment on operating leases comprised of vehicles leased to rental car companies in the three months ended March 31, 2009 and 2008, respectively.

GMLAAM recorded long-lived asset impairments of $3 million related to product-specific tooling assets in the three months ended March 31, 2009.

GMAP recorded long-lived asset impairments of $25 million, primarily related to the Pontiac G8 in the three months ended March 31, 2009.

We recorded impairment charges of $16 million related to equipment on operating leases comprised of vehicle leases to retail customers in the three months ended March 31, 2009.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15. Loss Per Share

Basic and diluted loss per share have been computed by dividing Net loss attributable to GM Common Stockholders by the weighted average number of shares outstanding during the period.

The following table summarizes the amounts used in the basic and diluted loss per share computations:

	Three Months Ended March 31,
	2009	2008
	(In millions, except per share amounts)
Net loss attributable to GM Common Stockholders	$(5,975)	$(3,282)
Weighted average number of shares outstanding	611	566
Basic and diluted loss per share attributable to GM Common Stockholders	$(9.78)	$(5.80)

Due to net losses for all periods presented, the assumed exercise of stock options and warrants had an antidilutive effect and therefore was excluded from the computation of diluted loss per share. The number of such options and warrants not included in the computation of diluted loss per share was 209 million and 102 million in the three months ended March 31, 2009 and 2008, respectively.

No shares potentially issuable to satisfy the in-the-money amount of the convertible debentures have been included in diluted earnings per share for the three months ended March 31, 2009 and 2008 as our various series of convertible debentures were not in-the-money.

Note 16. Transactions with GMAC

We have entered into various operating and financing arrangements with GMAC as more fully described in our 2008 Form 10-K. The following describes the financial statement effects at March 31, 2009, December 31, 2008 and March 31, 2008 and for the three months ended March 31, 2009 and 2008 which are included in our condensed consolidated financial statements.

Marketing Incentives and Operating Lease Residuals

	March 31, 2009	December 31, 2008	March 31, 2008
	(Dollars in millions)
Residual Support Program
Liabilities recorded	$673	$705	$148
Maximum obligations	$1,375	$1,432	$1,273

Risk Sharing
Liabilities recorded	$468	$1,233	$142
Maximum amount guaranteed	$1,588	$1,724	$1,623

We paid $158 million and $915 million to GMAC related to our U.S. marketing incentive and operating lease residual programs in the three months ended March 31, 2009 and 2008, respectively.

Equipment on Operating Leases Transferred to Us by GMAC

In November 2006, GMAC transferred equipment on operating leases to us, along with related debt and other assets. GMAC retained an investment in a note, which had a balance of $35 million at March 31, 2009, December 31, 2008 and March 31, 2008, respectively, and is secured by the equipment on operating leases transferred.

Exclusivity Arrangement

We recognized exclusivity fee revenue of $25 million and $26 million in the three months ended March 31, 2009 and 2008, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Royalty Arrangement

We recognized royalty income of $2 million and $4 million in the three months ended March 31, 2009 and 2008, respectively.

Vehicle Repurchase Obligations

In November 2008, we and GMAC agreed to expand our repurchase obligations for GMAC financed inventory at certain of our dealers in the United States and Canada. The maximum potential amount of future payments we could be required to make under this guarantee would be based on the repurchase value of total eligible vehicles financed by GMAC in dealer stock, estimated to be $19.3 billion and $19.8 billion at March 31, 2009 and December 31, 2008, respectively. We and GMAC intend to extend our repurchase obligations to include GMAC financed inventory at dealers in Europe, Brazil and certain other countries. If GM is required to repurchase vehicles under these agreements, the total exposure would be reduced to the extent we are able to resell the vehicle to another dealer. The fair value of the guarantee, which considers the likelihood of dealers terminating and estimated loss exposure for ultimate disposition of vehicles, was $7 million and $8 million at March 31, 2009 and December 31, 2008, respectively.

Balance Sheet

The following table summarizes the balance sheet effects of transactions with GMAC:

	March 31, 2009	December 31, 2008	March 31, 2008
	(Dollars in millions)
Assets
Accounts and notes receivable, net (a)	$876	$661	$1,167
Other assets (b)	$497	$484	$586
Liabilities
Accounts payable (c)	$254	$294	$666
Short-term debt and current portion of long-term debt (d)	$1,475	$2,295	$2,544
Accrued expenses and other liabilities (e)	$1,620	$1,958	$1,978
Long-term debt (f)	$97	$101	$116

(a)	Represents wholesale settlements due from GMAC, amounts owed by GMAC with respect to the Equipment on operating leases, net transferred to us, and the receivables for exclusivity fees and royalties.

(b)	Represents certificates of deposit purchased from GMAC to which we have title and distributions due from GMAC on our Preferred Membership Interests.

(c)	Primarily represents amounts billed to us and payable related to our incentive programs.

(d)	Represents wholesale financing, sales of receivable transactions and the short-term portion of term loans provided to certain dealerships which we own or in which we have an equity interest. In addition, it includes borrowing arrangements with GME locations and arrangements related to GMAC’s funding of our company-owned vehicles, rental car vehicles awaiting sale at auction and funding of the sale of our vehicles to which we retain title while the vehicles are consigned to GMAC or dealers, primarily in the United Kingdom. Our financing remains outstanding until the title is transferred to the dealers. This amount also includes the short-term portion of a note related to the Equipment on operating leases, net.

(e)	Primarily represents accruals for marketing incentives on vehicles which are sold, or anticipated to be sold, to customers or dealers and financed by GMAC in the U.S. This includes the estimated amount of residual support accrued under the residual support and risk sharing programs, rate support under the interest rate support programs, operating lease and finance receivable capitalized cost reduction incentives paid to GMAC to reduce the capitalized cost in automotive lease contracts and retail automotive contracts, and amounts owed under lease pull-ahead programs. In addition it includes interest accrued on the transactions in (d) above.

(f)	Primarily represents the long-term portion of term loans from GMAC to certain dealerships consolidated by us and a note payable with respect to the Equipment on operating leases, net transferred to us from GMAC.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations

The following table summarizes the income statement effects of transactions with GMAC:

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Net sales and revenue (a)	$182	$(716)
Cost of sales and other expenses (b)	$76	$156
Interest income and other non-operating income, net (c)	$74	$85
Interest expense (d)	$45	$56
Servicing expense (e)	$9	$28
Derivative gains (losses) (f)	$(1)	$5

(a)	Primarily represents the (reduction) or increase in net sales and revenues for marketing incentives on vehicles which are sold, or anticipated to be sold, to customers or dealers and financed by GMAC. This includes the estimated amount of residual support accrued under residual support and risk sharing programs, rate support under the interest rate support programs, operating lease and finance receivable capitalized cost reduction incentives paid to GMAC to reduce the capitalized cost in automotive lease contracts and retail automotive contracts, and costs under lease pull-ahead programs. This amount is offset by net sales for vehicles sold to GMAC for employee and governmental lease programs and third party resale purposes. In the three months ended March 31, 2009, we adjusted our risk sharing reserve for improved residual values and recorded a favorable adjustment to net sales and revenue of $607 million.

(b)	Primarily represents cost of sales on the sale of vehicles to GMAC for employee and governmental lease programs and third party resale purposes. Also includes miscellaneous expenses on services performed for us by GMAC.

(c)	Represents income on our Preferred Membership Interests in GMAC, exclusivity and royalty fee income and reimbursements by GMAC for certain services we provided. Included in this amount is rental income related to GMAC’s primary executive and administrative offices located in the Renaissance Center in Detroit, Michigan. The lease agreement expires on November 30, 2016.

(d)	Represents interest incurred on term loans, notes payable and wholesale settlements.

(e)	Represents servicing fees paid to GMAC on the automotive leases we retained.

(f)	Represents amounts recognized in connection with a derivative transaction entered into with GMAC as the counterparty.

Note 17. Segment Reporting

Our four segments consist of GMNA, GME, GMLAAM and GMAP. We manufacture our cars and trucks in 35 countries under the following brands: Buick, Cadillac, Chevrolet, GMC, GM Daewoo, Holden, HUMMER, Opel, Pontiac, Saab, Saturn, Vauxhall and Wuling.

Due to the restructuring efforts associated with our Revised Viability Plan as previously discussed, the resulting focus on our core automotive business, and significant changes in our ownership interests in and ability to influence the operations of GMAC, our financial statements no longer present our FIO operations as a separate segment, which resulted in the following changes to the condensed consolidated financial statements in the three months ended March 31, 2009: (1) Financial services and insurance revenue were reclassified to Other Revenue; (2) Financial services and insurance expense was reclassified to Other expenses; and (3) separate FIO balance sheet line items are no longer presented. Certain reclassifications were made to the comparable 2008 information to conform to the current period presentation. Refer to Note 2.

Reflecting the elimination of our FIO segment, Corporate and Other includes our 60% share of GMAC’s operating results, which we account for under the equity method, two special purpose entities holding automotive leases previously owned by GMAC and its affiliates that we retained, the elimination of intersegment transactions between our automotive segments and Corporate and Other, certain nonsegment specific revenues and expenses, including costs related to postretirement benefits for Delphi and other retirees, and certain corporate activities.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All intersegment balances and transactions have been eliminated in consolidation.

	GMNA	GME	GMLAAM	GMAP	GMA Eliminations	Total GMA	Corporate & Other	Total
	(Dollars in millions)
At and for the Three Months ended March 31, 2009
Automotive sales
External customers	$11,812	$5,227	$3,418	$1,796	$—	$22,253	$(21)	$22,232
Intersegment	507	91	28	633	(1,259)	—	—	—

Total automotive sales	12,319	5,318	3,446	2,429	(1,259)	22,253	(21)	22,232
Other revenue	—	—	—	—	—	—	199	199

Total net sales and revenue	$12,319	$5,318	$3,446	$2,429	$(1,259)	$22,253	$178	$22,431

Depreciation and amortization	$1,681	$547	$54	$116	$21	$2,419	$121	$2,540
Equity in loss of GMAC LLC	$—	$—	$—	$—	$—	$—	$(500)	$(500)
Equity income (loss), net of tax	$(59)	$(2)	$2	$107	$—	$48	$—	$48
Income (loss) attributable to GM Common Stockholders before interest and income taxes	$(3,216)	$(1,989)	$16	$(21)	$54	$(5,156)	$(695)	$(5,851)
Interest income	—	—	—	—	—	—	86	86
Interest expense	—	—	—	—	—	—	(1,230)	(1,230)
Gain on extinguishment of debt	—	—	—	—	—	—	906	906

Net income (loss) attributable to GM Common Stockholders before income taxes	$(3,216)	$(1,989)	$16	$(21)	$54	$(5,156)	$(933)	$(6,089)

Investments in nonconsolidated affiliates	$(4)	$259	$33	$1,382	$—	$1,670	$777	$2,447
Total assets	$68,298	$15,851	$7,170	$9,496	$(11,745)	$89,070	$(6,780)	$82,290
Expenditures for property	$897	$415	$90	$84	$73	$1,559	$7	$1,566
Significant noncash charges (gains)
Gain on extinguishment of debt	$—	$—	$—	$—	$—	$—	$(906)	$(906)
Impairment of equipment on operating leases	11	12	—	—	—	23	16	39
Impairment of CAMI investment	28	—	—	—	—	28	—	28
Impairment of long-lived assets	320	—	3	25	—	348	—	348

Total significant noncash charges (gains)	$359	$12	$3	$25	$—	$399	$(890)	$(491)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	GMNA	GME	GMLAAM	GMAP	GMA Eliminations	Total GMA	Corporate and Other	Total
	(Dollars in millions)
At and for the Three Months ended March 31, 2008
Automotive sales
External customers	$24,006	$9,232	$4,666	$4,040	$—	$41,944	$—	$41,944
Intersegment	537	677	97	1,256	(2,567)	—	—	—

Total automotive sales	24,543	9,909	4,763	5,296	(2,567)	41,944	—	41,944
Other revenue	—	—	—	—	—	—	439	439

Total net sales and revenue	$24,543	$9,909	$4,763	$5,296	$(2,567)	$41,944	$439	$42,383

Depreciation and amortization	$1,263	$464	$80	$187	$13	$2,007	$222	$2,229
Equity in loss of GMAC LLC	$—	$—	$—	$—	$—	$—	$(1,612)	$(1,612)
Equity income (loss), net of tax	$(20)	$13	$5	$134	$—	$132	$—	$132
Income (loss) attributable to GM Common Stockholders before interest and income, taxes	$(449)	$118	$500	$310	$5	$484	$(2,568)	$(2,084)
Interest income	—	—	—	—	—	—	260	260
Interest expense	—	—	—	—	—	—	(805)	(805)

Net income (loss) attributable to GM Common Stockholders before income taxes	$(449)	$118	$500	$310	$5	$484	$(3,113)	$(2,629)

Investments in nonconsolidated affiliates	$205	$419	$43	$1,228	$—	$1,895	$5,427	$7,322
Total assets	$91,873	$29,023	$8,251	$15,085	$(11,847)	$132,385	$13,323	$145,708
Expenditures for property	$1,245	$347	$77	$235	$25	$1,929	$16	$1,945
Significant noncash charges
Impairment of GMAC Common
Membership Interests	$—	$—	$—	$—	$—	$—	$1,310	$1,310
Impairment of GMAC Preferred
Membership Interests	—	—	—	—	—	—	142	142
Valuation allowances against deferred tax assets	—	—	—	—	—	—	394	394
Impairment of long-lived assets	—	26	—	—	—	26	—	26

Total significant noncash charges	$—	$26	$—	$—	$—	$26	$1,846	$1,872

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18. Subsequent Events

On April 6, 2009, the U.S. Department of Energy determined that we did not meet the financial viability requirements to qualify for federal funding of our advanced technology vehicle programs under Section 136 of EISA. The U.S. Department of Energy’s determination was based on the UST’s response to our Viability Plan that we submitted to the UST on February 17, 2009. We expect that the Department of Energy will determine that we meet the viability requirements under EISA if the UST approves our Revised Viability Plan.

On April 27, 2009 our Revised Viability Plan was announced whereby we plan to reduce our total number of assembly, powertrain and stamping plants in the U.S. and significantly reduce our U.S. hourly and salaried headcount by certain target dates (refer to Note 2). We are currently evaluating the effect our Revised Viability Plan will have on our employee benefit accounting.

On April 29, 2009, General Motors of Canada Ltd. (GMCL) entered into a Loan Agreement with Export Development Canada (EDC). The EDC Loan Agreement provides GMCL with C$3.0 billion in a 3-year short term bridge loan to restore liquidity to its business, and to restore stability to the domestic automobile industry in Canada. GMCL borrowed C$0.5 billion under the EDC Loan Agreement on April 30, 2009. Since the EDC Loan Agreement is considered to be bridge financing and not longer term financing, the receipt of this financial support has not satisfied the condition precedent to the 2009 CAW Agreement described in Note 8.

The EDC Loan Agreement is scheduled to mature on April 28, 2012, unless the maturity date is accelerated in the event of default. Amounts outstanding under the EDC Loan Agreement accrue interest at a rate per annum equal to the three-month CDOR rate (which will be no less than 2.0%) plus 3.0%, and accrued interest is payable quarterly, beginning September 30, 2009.

We may also voluntarily repay the Loans in whole or in part at any time. Once repaid, amounts borrowed under the Loan Agreement may not be re-borrowed.

The EDC Loan Agreement is secured by: (1) a first lien of GMCL’s unencumbered assets; (2) a second lien on GMCL assets in Canada pledged as collateral under the Secured Revolver Facility; (3) a second lien on our 65% equity stake in GMCL pledged to UST; (4) a first lien on our 35% stake in GMCL; (5) a first lien on assets of various subsidiaries; and (6) a pledge of GMCL’s shares in various subsidiaries.

The EDC Loan Agreement includes various representations and warranties and various affirmative and negative covenants. The affirmative covenants impose obligations with respect to, among other things, financial and other reporting to the EDC, compliance with the UST Loan Facility, statements further identifying and describing the collateral, compliance with certain laws, preservation of the collateral, and performance of due diligence reviews.

The negative covenants restrict us with respect to, among other things, fundamental changes, lines of business, transactions with affiliates, liens, distributions, amendments or waivers of certain documents, prepayments of senior loans, indebtedness, investments, restrictions on pension plans and other pension fund matters, actions adverse to the collateral, limitation of sale of assets, and joint venture agreements.

The EDC Loan Agreement also includes various events of default and entitles the EDC to accelerate the repayment of the EDC Loans upon the occurrence and during the continuation of an event of default. The events of default relate to, among other things, our failure to pay principal or interest on the EDC Loans; the failure to satisfy the covenants; initiation of the termination of, in whole or in part, any Canadian pension plan; failure to make minimum required contributions to amortize any funding deficiencies under a Canadian pension plan, or an event of default shall have occurred under and as defined in the US Loan and Security Agreement or under any other U.S. Credit Facility Documents.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying condensed consolidated financial statements, which have been prepared assuming that we will continue as a going concern, and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 10-K). As discussed in Note 2 to the condensed consolidated financial statements, our recurring losses from operations, stockholders’ deficit, and inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are primarily engaged in the worldwide production and marketing of cars and trucks. We develop, manufacture and market vehicles worldwide through our four automotive segments which consist of GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Middle East (GMLAAM) and GM Asia Pacific (GMAP). We also own a 60% equity interest in GMAC LLC (GMAC), which is accounted for under the equity method of accounting. GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential mortgage services, automobile service contracts, personal automobile insurance coverage and selected commercial insurance coverage. As part of the conversion of GMAC to a Bank Holding Company (BHC), we have agreed to reduce our ownership to less than 10% of the voting and total equity interest in GMAC, including the shares purchased in 2009, into a series of trusts. Pursuant to our understanding with the U.S. Treasury, all but 7.4% of our common equity interest in GMAC will be placed in one or more trusts by May 24, 2009, for ultimate disposition. We will be the beneficial owner of these trusts, but the trusts’ assets will be controlled by the trustee. The trusts must dispose of the shares within three years.

Due to the restructuring efforts associated with our plan to achieve and sustain our long-term viability, international competitiveness and energy efficiency (Revised Viability Plan), the resulting focus on our core automotive business, and significant changes in our ownership interests in and ability to influence the operations of GMAC (as more fully described in Note 4 to the condensed consolidated financial statements), we no longer regularly review our financing and insurance operations’ (FIO) results in order to make decisions regarding the allocation of resources to it or assess its performance as a separate business. As a result, in the three months ended March 31, 2009, our financial statements no longer present our FIO operations as a separate segment, which resulted in the following changes: (1) Financial services and insurance revenue were reclassified to Other revenue; (2) Financial services and insurance expense was reclassified to Other expenses; and (3) separate FIO balance sheet line items were eliminated. Certain reclassifications were made to the comparable 2008 financial statements to conform to the current period presentation.

On January 1, 2009 we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” and FSP No. APB 14-1. “Accounting for Convertible Debt Instruments that may be settled in cash upon conversion (including Partial Cash Settlement).” Refer to Note 2 to the condensed consolidated financial statements.

Consistent with industry practice, our market share information includes estimates of industry sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.

The following provides a summary of significant results and events in the three months ended March 31, 2009, as well as an update from our 2008 10-K of the global automotive industry, including current market challenges, key factors affecting current and future results, and our previous Viability Plan and Revised Viability Plan.

Recent Developments

Business Updates

Our dealers in the United States sold 413,000 vehicles during the first quarter of 2009, a decline of approximately 49% compared to the corresponding period in 2008. The baseline sales assumption in our Revised Viability Plan for the United States in 2009 is 2,048,000 vehicles, which is based on a baseline industry vehicle sales forecast for 2009 of 10.5 million total vehicles sold in the United States. Our market share forecast for 2009 is 19.5% in the United States.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Due to the decline in vehicle sales by our dealers in the United States and globally and continuing weak economic conditions generally, we experienced substantial negative cash flow from operations in the three months ended March 31, 2009 and reported significantly less revenue than we did in the corresponding period in 2008.

UST Loan Agreements and Section 136 Loans

In December 2008 we entered into the UST Loan Agreement with the United States Department of the Treasury (UST), pursuant to which the UST agreed to provide us with a $13.4 billion secured term loan facility. We borrowed $4.0 billion under this facility in December 2008, $5.4 billion in January 2009 and $4.0 billion in February 2009. As further discussed below, in April 2009, we entered into an amendment to increase the availability under the loan facility to $15.4 billion and drew down the remaining $2.0 billion. In January 2009 we entered into the UST GMAC Loan Agreement, pursuant to which we borrowed $884 million from the UST and utilized those funds to purchase additional membership interests in GMAC, increasing our common equity interest in GMAC from 49% to 60%.

The loans under the UST Loan Agreement and the UST GMAC Loan Agreement are scheduled to mature on December 30, 2011 and January 16, 2012, respectively. The maturity dates may be accelerated if, among other things, the President’s Designee has not certified our Revised Viability Plan by the Certification Deadline, which was initially March 31, 2009 and has been postponed to June 1, 2009, as discussed below.

On March 30, 2009, the President’s Designee found that our Viability Plan, in its then-current form, was not viable and would need to be revised substantially in order to lead to a viable GM. The President’s Designee also concluded that certain steps required to be taken by March 31, 2009 under the UST Loan Agreement, including receiving approval of the required labor modifications by members of our unions, obtaining receipt of all necessary approvals of the required VEBA modifications (other than regulatory and judicial approvals) and commencing the exchange offers to implement the required debt reduction, had not been completed, and as a result, we had not satisfied the terms of the UST Loan Agreement.

In conjunction with the March 30, 2009 announcement, the administration announced that it would offer us adequate working capital financing for a period of 60 days while it worked with us to develop and implement a more accelerated and aggressive restructuring that would provide us with a sound long-term foundation. On March 31, 2009, we and the UST entered into amendments to the UST Loan Agreement and the UST GMAC Loan Agreement to postpone the Certification Deadline to June 1, 2009 and, with respect to the UST Loan Agreement, to also postpone the deadline by which we are required to provide the Company Report to June 1, 2009. In addition, on April 22, 2009, we entered into a second amendment to the UST Loan Agreement to increase the amount available for borrowing to $15.4 billion. We borrowed an additional $2.0 billion in working capital loans on April 24, 2009. In conjunction with the second amendment, we issued a promissory note in the amount of $133 million to the UST for which we received no additional consideration.

On April 6, 2009, the U.S. Department of Energy determined that we did not meet the financial viability requirements to qualify for federal funding of our advanced technology vehicle programs under Section 136 of the Energy Independence and Security Act of 2007 (EISA). The U.S. Department of Energy’s determination was based on the UST’s response to our Viability Plan that we submitted to the UST on February 17, 2009. We expect that the Department of Energy will determine that we meet the viability requirements under EISA if the UST approves our Revised Viability Plan.

Refer to Note 2 to the condensed consolidated financial statements for a summary of significant cost reduction and restructuring actions contemplated by our Revised Viability Plan.

Changes in Management

On March 29, 2009, G. Richard Wagoner, Jr. announced his resignation as Chairman and Chief Executive Officer. Following Mr. Wagoner’s resignation, Kent Kresa was named interim Chairman, and Frederick A. Henderson was named Chief Executive Officer. At the same time, we announced our intention to reconstitute our Board of Directors such that new directors will make up the majority of the Board.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive Supplier Financing

On March 19, 2009 the UST announced that it will provide up to $5.0 billion in financial assistance to automotive suppliers by guaranteeing or purchasing certain of the receivables payable by us (Receivables Program). On April 3, 2009, GM Supplier Receivables LLC (GM Receivables), a bankruptcy-remote special purpose entity we have established, and the UST entered into various agreements to establish our participation in the Receivables Program. The Receivables Program is expected to operate for up to one year and may, at the UST’s direction, be extended for a longer term. We have begun the process of qualifying certain suppliers of goods and services to participate in the Receivables Program.

In order to fund these purchases of receivables and operate the Receivables Program, it is expected that we will make equity contributions to GM Receivables of up to $175 million, and the UST will loan up to $3.5 billion to GM Receivables.

U.S. Government Warranty Program

On March 30, 2009 the U.S. Government announced that it will create a warranty program pursuant to which a separate account will be created and funded to pay for repairs covered by our warranty on each new vehicle sold by us during our restructuring period. The cash contribution to fund the program will be equal to 125% of the costs projected by us that are required to satisfy anticipated claims under the warranties issued on those vehicles. We will contribute cash equal to a portion of the projected cost, and we will borrow the amount necessary to make the remaining required cash contribution from the UST. We are still discussing with the UST the ultimate scope, structure, and terms of the warranty program.

Foreign Restructuring Activities

Saab Automobile AB (Saab) filed for reorganization protection under the laws of Sweden in February 2009. In connection with this reorganization, we have contacted a number of bidders and have provided them with information regarding Saab’s operations. Saab may receive third party financing, but we do not intend to make any additional investment in Saab.

In March 2009, we reached an agreement with the Canadian Auto Workers Union (CAW), which we expect will reduce the legacy costs associated with our Canadian operations. This agreement is contingent upon our successfully receiving longer term funding from the government of Canada for our Canadian operations. We are currently in advanced discussions with the government of Canada with respect to such funding. Final terms and conditions are still to be determined but we expect to reach an agreement shortly. On April 29, 2009 GMCL entered into a Loan Agreement with Export Development Canada (EDC). The EDC Loan Agreement provides GMCL with C$3.0 billion in a 3-year short term bridge loan to restore liquidity to its business. GMCL borrowed C$0.5 billion under the EDC Loan Agreement on April 30, 2009. Since the EDC Loan Agreement is considered to be bridge financing and not longer term financing, the receipt of this financial support does not satisfy the contingency included in the CAW agreement.

We continue to work towards a restructuring of our German and certain other European operations, which could include a third party investment in a new vehicle manufacturing company that would own all or a significant part of our European operations. We are currently in talks with the German government and several parties with respect to such an investment. If consummated, this restructuring could significantly reduce our ownership interest and control over our European operations.

We are engaged in discussions with governments in various other foreign countries in which we operate regarding financial support for foreign operations.

Strategic Initiatives

We believe that the continuing downturn in the global automotive industry is likely to cause significant changes in ownership and consolidation among vehicle manufacturers and other industry participants. We are currently considering a wide range of shared interest and comprehensive restructuring opportunities on a national and global basis, such as possible transactions with other vehicle manufacturers, including finding an outside investor in Adam Opel GmbH (one of our existing German subsidiaries). Any strategic initiatives, domestic or foreign, if consummated, could be material to us.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Consolidated Results of Operations

	Three Months Ended March 31,		2009 vs. 2008 Change
	2009	2008	Amount	Percentage
	(Dollars in millions)
Net sales and revenue
Automotive sales	$22,232	$41,944	$(19,712)	(47.0)%
Other revenue	199	439	(240)	(54.7)%

Total net sales and revenue	22,431	42,383	(19,952)	(47.1)%

Costs and expenses
Cost of sales	24,611	38,152	(13,541)	(35.5)%
Selling, general and administrative expense	2,497	3,699	(1,202)	(32.5)%
Other expense	985	1,121	(136)	(12.1)%

Operating loss	(5,662)	(589)	(5,073)	n.m.
Equity in loss of GMAC LLC	(500)	(1,612)	1,112	69.0%
Interest expense	(1,230)	(805)	(425)	(52.8)%
Interest income and other non-operating income, net	425	318	107	33.6%
Gain on extinguishment of debt	906	—	906	n.m.

Loss before income taxes and equity income	(6,061)	(2,688)	(3,373)	(125.5)%
Income tax expense (benefit)	(114)	653	(767)	(117.5)%
Equity income, net of tax	48	132	(84)	(63.6)%

Net loss	(5,899)	(3,209)	(2,690)	(83.8)%
Less: Net income attributable to noncontrolling interests	(76)	(73)	(3)	(4.1)%

Net loss attributable to GM Common Stockholders	$(5,975)	$(3,282)	$(2,693)	(82.1)%

Cost of sales rate (as a % of Automotive sales)	110.7%	91.0%	19.7 p.p.	n.m.
Net margin from Net loss attributable to GM Common Stockholders	(26.6)%	(7.7)%	(18.9) p.p.	n.m.

n.m. = not meaningful

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Our Total net sales and revenue decreased by $20.0 billion (or 47.1%) to $22.4 billion in the three months ended March 31, 2009 due to a decline in Automotive sales of $19.7 billion, primarily as a result of declining volumes and unfavorable mix resulting from continued weakness in the global economy. Automotive sales decreased by $12.2 billion at GMNA, $4.6 billion at GME, $2.9 billion at GMAP and $1.3 billion at GMLAAM.

Our Operating loss increased by $5.1 billion to $5.7 billion in the three months ended March 31, 2009 due to: (1) reduction in vehicle volume and net unfavorable mix of $4.4 billion; (2) charges related to the deconsolidation of Saab of $0.8 billion; (3) the net unfavorable effect of Foreign Currency Translation of $0.6 billion; and (4) charges related to the impairment of long-lived assets of $0.3 billion. The effect of these items was mitigated by decreased Selling, general and administrative expense of $1.0 billion related to reduced sales and marketing expenses and other cost reduction initiatives and a reduction in Delphi related charges of $0.5 billion.

Our Net loss attributable to GM Common Stockholders increased by $2.7 billion (or 82.1%) to $6.0 billion in the three months ended March 31, 2009 due to the items mentioned above related to the increase in our Operating loss of $5.1 billion and $0.3 billion of interest expense resulting from amortization of the discount (refer to Note 6) on our UST Loans offset by: (1) an improvement in our proportionate share of GMAC’s results of operations of $1.1 billion; (2) a $0.9 billion gain resulting from the amendment to our

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

U.S. term loan, which was accounted for as a debt extinguishment; and (3) an improvement in the amount of Income tax expense (benefit) recorded of $0.8 billion due to a reduction in new deferred tax asset valuation charges and an increase in the number of tax jurisdictions excluded from interim tax accruals due to projected year to date losses.

On March 30, 2009, the President’s Designee found our Viability Plan related to North America, in its then-current form, was not viable and would need to be revised substantially in order to lead to a viable GM. As a result we have reassessed our North American planned restructuring activities, which call for a reduction in the total number of our powertrain, stamping and assembly plants and the elimination of certain brands and nameplates. As a result of these actions we will accelerate the depreciation and amortization on these assets over a shorter period of time. Our European operations have not revised their original restructuring activities but have adjusted their estimates of accelerated depreciation. At December 31, 2008, we had originally estimated accelerated depreciation and amortization of $1.6 billion to be expensed in 2009 related to these restructuring activities. Our revised estimate increases the amount of accelerated depreciation and amortization by $0.9 billion to an estimated total of $2.5 billion, which otherwise would have been recognized in future periods. In the three months ended March 31, 2009, $0.4 billion of accelerated depreciation and amortization was expensed based on these restructuring activities.

Further information on each of our segments is presented later in this MD&A.

Changes in Consolidated Financial Condition

Accounts and Notes Receivable, Net

Accounts and notes receivable, net decreased by $0.3 billion (or 4.4%) to $7.6 billion at March 31, 2009 from $7.9 billion at December 31, 2008 related to lower sales volumes during the three months ended March 31, 2009, which resulted in decreases of $0.3 billion at GMAP and $0.2 billion at GMNA.

Accounts and notes receivable, net decreased by $2.9 billion (or 27.7%) to $7.6 billion at March 31, 2009 from $10.5 billion at March 31, 2008 due to: (1) the effect of lower sales volumes, which resulted in decreases at GME of $0.6 billion, at GMNA of $0.4 billion and at GMAP of $0.3 billion; (2) Foreign Currency Translation of $0.6 billion at GME and $0.3 billion at GMAP; (3) the effect of certain receivables changing to cash basis and increased collections at GMAP of $0.3 billion; and (4) collection of a March 31, 2008 nonrecurring litigation related receivable of $0.1 billion.

Inventories

Inventories decreased by $1.6 billion (or 12.0%) to $11.6 billion at March 31, 2009 from $13.2 billion at December 31, 2008 due to: (1) continued inventory reduction efforts at GMNA of $0.4 billion, at GMLAAM of $0.3 billion and at GMAP of $0.2 billion; (2) Foreign Currency Translation of $0.5 billion; and (3) the deconsolidation of Saab of $0.3 billion.

Inventories decreased by $5.7 billion (or 33.0%) to $11.6 billion at March 31, 2009 from $17.3 billion at March 31, 2008 due to: (1) Foreign Currency Translation of $2.6 billion; (2) continued inventory reduction efforts at GMNA of $1.9 billion, at GME of $0.7 billion and GMLAAM of $0.3 billion; and (3) the deconsolidation of Saab of $0.3 billion.

Current Equipment on Operating Leases, Net

Current Equipment on operating leases, net decreased by $1.7 billion (or 33.3%) to $3.4 billion at March 31, 2009 from $5.1 billion at December 31, 2008 due to reductions in daily rental car volumes at GMNA of $0.9 billion and at GME of $0.2 billion and, the continued planned reduction of Equipment on operating leases, net of $0.6 billion that were retained as part of the GMAC Transaction.

Current Equipment on operating leases, net decreased by $3.7 billion (or 51.6%) to $3.4 billion at March 31, 2009 from $7.1 billion at March 31, 2008 due to: (1) reductions in daily rental car volumes at GMNA of $1.8 billion and at GME of $0.3 billion; (2) the continued planned reduction of Equipment on operating leases, net of $1.1 billion that were retained as part of the GMAC Transaction; and (3) a decrease of $0.3 billion due to Foreign Currency Translation.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Equity in Net Assets of Nonconsolidated Affiliates

Equity in net assets of nonconsolidated affiliates increased by $0.3 billion (or 14.0%) to $2.4 billion at March 31, 2009 from $2.1 billion at December 31, 2008 due to the net effect of our increased investment in GMAC Common Membership Interests of $0.9 billion, which increased our ownership stake from 49% to 60%, offset by our share of GMAC’s losses during the three months ended March 31, 2009 of $0.5 billion.

Equity in net assets of nonconsolidated affiliates decreased by $4.9 billion (or 66.6%) to $2.4 billion at March 31, 2009 from $7.3 billion at March 31, 2008. The decrease is due to impairment charges of $5.8 billion related to our investment in GMAC Common Membership Interests and our share of GMAC’s losses of $4.9 billion, offset by a $5.6 billion gain which represents our proportionate share of a gain on extinguishment of debt recorded by GMAC.

Property, net

Property, net decreased by $2.1 billion (or 5.1%) to $37.6 billion at March 31, 2009 from $39.7 billion at December 31, 2008 due to: (1) asset impairments and depreciation of $2.5 billion; (2) Foreign Currency Translation of $0.8 billion; and (3) the deconsolidation of Saab of $0.3 billion; offset by (4) property additions of $1.1 billion; and (5) the consolidation of CAMI of $0.2 billion.

Property, net decreased by $5.7 billion (or 13.1%) to $37.6 billion at March 31, 2009 from $43.3 billion at March 31, 2008 due to asset impairments and depreciation of $7.8 billion; (2) Foreign Currency Translation of $4.3 billion; and (3) disposals of $0.6 billion; offset by (4) property additions of $7.3 billion.

Goodwill and Intangible Assets, net

Goodwill and intangible assets, net decreased by $0.9 billion (or 77.9%) to $0.2 billion at March 31, 2009 from $1.1 billion at March 31, 2008 due to the impairment of our remaining Goodwill of $0.6 billion at GME and GMNA and Foreign Currency Translation of $0.2 billion.

Non-current Deferred Income Tax Assets

Non-current deferred income tax assets decreased by $0.8 billion (or 90.3%) to $0.1 billion at March 31, 2009 from $0.9 billion at March 31, 2008 due to establishing valuation allowances against deferred tax assets primarily recorded during the three months ended December 31, 2008.

Prepaid Pension

Prepaid pension decreased by $20.5 billion (or 99.5%) to $0.1 billion at March 31, 2009 from $20.6 billion at March 31, 2008. This decrease is primarily due to a combination of losses on plan assets, the transfer of the Delphi pension liability and other curtailments and pension plan amendments. These factors also contributed to the increase in the Non-current Pension liability.

Non-current Equipment on Operating Leases, Net

Non-current Equipment on operating leases, net decreased by $67 million (or 15.2%) to $375 million at March 31, 2009 from $442 million at December 31, 2008 and by $2.6 billion (or 87.6%) from $3.0 billion at March 31, 2008 due to the continued planned reduction of Equipment on operating leases, net that were retained as part of the GMAC Transaction.

Short-term Debt and Current Portion of Long-term Debt

Short-term debt and current portion of long-term debt increased by $8.7 billion (or 51.0%) to $25.6 billion at March 31, 2009 from $16.9 billion at December 31, 2008. This increase is due to incremental borrowings from the UST of $10.3 billion offset by a reduction of $0.9 billion resulting from a structured debt modification.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Short-term debt and current portion of long-term debt increased by $17.1 billion (or 199.5%) to $25.6 billion at March 31, 2009 from $8.5 billion at March 31, 2008. This increase is due to: (1) borrowings from the UST of $14.5 billion; (2) borrowings on secured revolving credit facilities of $5.5 billion; and (3) the reclassification of $3.0 billion of debt from noncurrent to current; offset by (4) payments at maturity of $2.4 billion; (5) a reduction of $0.9 billion resulting from the amendment to our U.S. term loan which was accounted for as a debt extinguishment; and (6) the exchange of $0.5 billion of convertible debt for our common equity.

Long-term Debt

Long-term debt decreased by $0.2 billion (or 0.6%) to $28.8 billion at March 31, 2009 from $29.0 billion at December 31, 2008 due to Foreign Currency Translation gains of $0.4 billion offset by an increase of $0.2 billion resulting from the initial consolidation of CAMI Automotive during the three months ended March 31, 2009.

Long-term debt decreased by $6.0 billion (or 17.0%) to $28.8 billion at March 31, 2009 from $34.8 billion at March 31, 2008 due to: (1) the reclassification of long-term debt of $3.0 billion to Short-term debt and current portion of long-term debt; (2) the paydown of $1.7 billion; and (3) Foreign Currency Translation of $1.0 billion.

Non-current Postretirement Benefits Other Than Pensions

Non-current Postretirement benefits other than pensions decreased by $6.4 billion (or 22.2%) to $22.5 billion at March 31, 2009 from $28.9 billion at December 31, 2008 due to reclasses of $5.6 billion from long-term to short-term in Accrued expenses in anticipation of a payment due during the three months ended March 31, 2010 and a decrease of $0.4 billion resulting from the remeasurement of our U.S. Salaried Retiree Life Insurance plan.

Non-current Postretirement benefits other than pensions decreased by $24.5 billion (or 52.1%) to $22.5 billion at March 31, 2009 from $47.0 billion at March 31, 2008. The decrease in the liability for Postretirement benefits other than pensions was the result of reclasses from long-term to short-term of $12.6 billion in anticipation of payments to be made during the next 12 months and the reduction in accumulated postretirement benefit obligations (APBO) resulting from the UAW Settlement Agreement of $12.0 billion.

Non-current Pensions Liability

Non-current Pensions liability decreased by $0.7 billion (or 2.8%) to $24.5 billion at March 31, 2009 from $25.2 billion at December 31, 2008 due primarily to Foreign Currency Translation gains.

Non-current Pensions liability increased by $12.9 billion (or 110.6%) to $24.5 billion at March 31, 2009 from $11.6 billion at March 31, 2008. The increase in Non-current Pensions liability was primarily due to losses on plan assets of $12.6 billion incurred in 2008.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Results of Operations

	Three Months Ended March 31,		2009 vs. 2008 Change
	2009	2008	Amount		Percentage
	(Dollars in millions)
Total net sales and revenue	$22,253	$41,944	$(19,691)		(46.9)%

Cost of sales	24,489	38,233	(13,744)		(35.9)%
Selling, general and administrative expense	2,262	3,442	(1,180)		(34.3)%
Other expense	822	—	822		n.m.

Operating income (loss)	(5,320)	269	(5,589)		n.m.
Other non-operating income, net	190	143	47		(32.9)%

Loss before interest, income taxes and equity income	(5,130)	412	(5,542)		n.m.
Equity income, net of tax	48	132	(84)		(63.6)%

Income (loss) before interest and income taxes	(5,082)	544	(5,626)		n.m.
Income attributable to noncontrolling interests before interest and income taxes	(74)	(60)	(14)		(23.3)%

Income (loss) attributable to GM Common Stockholders before interest and income taxes	$(5,156)	$484	$(5,640)		n.m.

Cost of sales rate	110.0%	91.2%	18.8	p.p.	n.m.
Net margin before interest, income taxes and equity income	(23.1)%	1.0%	(24.1)p.p.		n.m.

	(Volume in thousands)
Production Volume (a)	1,330	2,233	(903)		(40.4)%
Vehicle Sales (b) (c)
Industry	14,388	18,130	(3,742)		(20.6)%
GM	1,616	2,253	(637)		(28.3)%
GM market share — Worldwide	11.2%	12.4%	(1.2)p.p.		n.m.

n.m. = not meaningful

(a)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.

(b)	Vehicle sales primarily represent sales to the ultimate customer.

(c)	Vehicle sales data may include rounding differences.

This discussion highlights key changes in operating results within GM Automotive (GMA). The drivers of these changes are discussed in the regional analyses that follow this section.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Industry Global Vehicle Sales

Industry vehicle sales decreased in the three months ended March 31, 2009 by 3.7 million vehicles (or 20.6%) to 14.4 million vehicles due to continued weakness in the global economy. North America decreased by 1.6 million vehicles (or 36.1%) to 2.8 million vehicles, Europe decreased by 1.4 million vehicles (or 23.7%) to 4.5 million vehicles, the Asia Pacific region decreased by 531,000 vehicles (or 8.9%) to 5.4 million vehicles, and the Latin America / Africa / Middle East (LAAM) region decreased by 219,000 vehicles (or 11.9%) to 1.6 million vehicles.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Global Vehicle Sales

Our global vehicle sales decreased in the three months ended March 31, 2009 by 637,000 vehicles (or 28.3%) as sales decreased at GMNA by 447,000 vehicles (or 47.2%), at GME by 166,000 vehicles (or 29.1%), and at GMLAAM by 50,000 vehicles (or 15.3%), offset by an increase at GMAP of 25,000 vehicles (or 6.1%).

GM Global Production Volume

Our global production volume decreased in the three months ended March 31, 2009 by 903,000 vehicles (or 40.4%). Production volume decreased at GMNA by 514,000 vehicles (or 58.1%), at GME by 226,000 vehicles (or 45.8%), at GMAP by 105,000 vehicles (or 17.2%) and at GMLAAM by 58,000 vehicles (or 23.9%).

Total Net Sales and Revenue

Total net sales and revenue decreased in the three months ended March 31, 2009 by $19.7 billion (or 46.9%) primarily as a result of declining volumes and unfavorable mix of $15.6 billion, reflecting the continued weakness in the global economy, and the net unfavorable effect of Foreign Currency Translation of $3.5 billion. Total net sales and revenue decreased at GMNA by $12.2 billion, at GME by $4.6 billion, at GMAP by $2.9 billion and at GMLAAM by $1.3 billion.

Cost of Sales

Cost of sales decreased in the three months ended March 31, 2009 by $13.7 billion (or 35.9%). This decrease was due to declines at GMNA of $8.9 billion, at GME of $3.0 billion, at GMAP of $2.3 billion and at GMLAAM of $0.8 billion.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased in the three months ended March 31, 2009 by $1.2 billion (or 34.3%). This decrease was due to declines at GMNA of $0.8 billion, at GME of $0.2 billion and at GMAP of $0.1 billion.

Other Expense

Other expense increased in the three months ended March 31, 2009 by $0.8 billion due to charges related to the deconsolidation of Saab, which filed for reorganization protection under the laws of Sweden in February 2009, of $0.7 billion at GME and $0.1 billion at GMNA.

Equity Income, Net of Tax

Equity income, net of tax, decreased in the three months ended March 31, 2009 by $84 million (or 63.6%). This was due to decreased equity earnings from investments at GMNA of $39 million, at GMAP of $27 million, at GME of $15 million and at GMLAAM of $3 million.

Restructuring Activities

On March 30, 2009, the President’s Designee found our Viability Plan related to North America, in its then-current form, was not viable and would need to be revised substantially in order to lead to a viable GM. As a result we have reassessed our North American planned restructuring activities, which call for a reduction in the total number of our powertrain, stamping and assembly plants and the elimination of certain brands and nameplates. As a result of these actions we will accelerate the depreciation and amortization on these assets over a shorter period of time. Our European operations have not revised their original restructuring activities but have adjusted their estimates of accelerated depreciation. At December 31, 2008, we had originally estimated accelerated depreciation and amortization of $1.6 billion representing $0.9 billion and $0.7 billion at GME and GMNA, respectively, to be expensed in 2009

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

related to these restructuring activities. Our revised estimate increases the amount of accelerated depreciation and amortization by $0.9 billion representing an increase of $1.1 billion and a decrease of $0.2 billion at GMNA and GME, respectively, to an estimated total of $2.5 billion, which otherwise would have been recognized in future periods. In the three months ended March 31, 2009, $0.4 billion of accelerated depreciation and amortization was expensed representing $0.2 billion at GMNA and GME, respectively, based on these restructuring activities.

Supplemental Categories for Expenses

We evaluate GMA and make certain decisions using supplemental categories for variable expenses and nonvariable expenses. We believe these categories provide us with useful information and that investors would also find it beneficial to view the business in a similar manner.

We believe contribution costs, structural costs and impairment, restructuring and other charges provide meaningful supplemental information regarding our expenses because they place GMA expenses into categories that allow us to assess the cost performance of GMA. We use these categories to evaluate our expenses, and believe that these categories allow us to readily view operating trends, perform analytical comparisons, benchmark expenses among geographic segments and assess whether actions taken pursuant to our Revised Viability Plan and globalization strategy for reducing costs are on target. We use these categories for forecasting purposes, evaluating management and determining our future capital investment allocations. Accordingly, we believe these categories are useful to investors in allowing for greater transparency of the supplemental information that we use in our financial and operational decision-making. These categories of expenses do not include the results of hedging activities with respect to certain commodity prices and foreign currency exchange rates and the effect of Foreign Currency Transaction gains and losses on financial assets and liabilities, which are included in Cost of sales but are analyzed separately.

While we believe that contribution costs, structural costs and impairment, restructuring and other charges provide useful information, there are limitations associated with the use of these categories. Contribution costs, structural costs, impairment, restructuring and other charges may not be completely comparable to similarly titled measures of other companies due to potential differences between companies in the method of calculation. As a result, these categories have limitations and should not be considered in isolation from, or as a substitute for, other measures such as Cost of sales and Selling, general and administrative expense. We compensate for these limitations by using these categories as supplements to Cost of sales and Selling, general and administrative expense.

The total of contribution costs, structural costs, impairment, restructuring and other charges equals the total of Cost of sales and Selling, general and administrative expense for GMA as summarized below:

	Three Months Ended March 31,		2009 vs. 2008 Change
	2009	2008	Amount	%
	(Dollars in billions)
Contribution costs (a)	$15.8	$29.0	$(13.2)	(45.5)%
Structural costs (b)	10.2	13.3	(3.1)	(23.3)%
Impairment, restructuring and other charges (c)	0.4	0.3	0.1	33.3%
Derivatives and certain foreign currency related items (d)	0.3	(1.0)	1.3	130.0%

Total GMA	$26.7	$41.6	$(14.9)	(35.8)%

Cost of sales	$24.5	$38.2	$(13.7)	(35.9)%
Selling, general and administrative expense	2.2	3.4	(1.2)	(34.3)%

Total GMA	$26.7	$41.6	$(14.9)	(35.8)%

(a)

Contribution costs are expenses that we consider to be variable with production. The amount of contribution costs included in Cost of sales was $15.7 billion and $28.8 billion in the three months ended March 31, 2009 and 2008, respectively, and those costs were comprised of material cost, freight and policy and warranty expenses. The amount of contribution costs classified in

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses was $0.1 billion and $0.2 billion in the three months ended March 31, 2009 and 2008, respectively. These costs were incurred primarily in connection with our dealer advertising programs.

(b)	Structural costs are expenses that do not generally vary with production and are recorded in both Cost of sales and Selling, general and administrative expense. Such costs include manufacturing labor, pension and other postemployment benefits (OPEB) costs, engineering expense and marketing related costs. Certain costs related to restructuring and impairments that are included in Cost of sales are also excluded from structural costs. The amount of structural costs included in Cost of sales was $8.1 billion and $10.1 billion in the three months ended March 31, 2009 and 2008, respectively, and the amount of structural costs included in Selling, general and administrative expense was $2.1 billion and $3.2 billion in the three months ended March 31, 2009 and 2008, respectively.

(c)	Impairment, restructuring and other charges are primarily included in Cost of sales.

(d)	Foreign currency and certain derivative related items are included in Cost of sales.

Contribution Costs

Contribution costs decreased in the three months ended March 31, 2009 by $13.2 billion (or 45.5%) due to lower global wholesale volumes and Foreign Currency Translation gains.

Structural Costs

Structural costs decreased in the three months ended March 31, 2009 by $3.1 billion (or 23.3%) due to: (1) manufacturing savings of $1.1 billion at GMNA from lower manufacturing costs and hourly headcount levels resulting from attrition programs and productivity improvements; (2) Foreign Currency Translation gains of $1.0 billion; (3) lower global engineering and product development costs of $0.7 billion; and (4) reductions in sales promotion and advertising costs of $0.3 billion.

Impairment, Restructuring and Other Charges

We recorded certain charges and gains related primarily to restructuring and other initiatives at GMA, which are included in Cost of sales. Additional details regarding special attrition programs, restructuring charges and asset impairments in accordance with U.S. GAAP are included in Notes 8, 13 and 14 to the condensed consolidated financial statements. The following table summarizes these charges and gains, as defined and used by management:

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Special attrition programs	$315	$201
Restructuring initiatives	(202)	123
Asset impairments	263	—

Total	$376	$324

The 2009 amounts are related to the following:

•	Charges of $315 million for restructuring initiatives at GMNA related to the participation of 7,000 hourly employees in the 2009 special attrition program;

•

Gain of $411 million recorded to adjust the closed plant reserve for the suspension of the Job Opportunity Bank and reductions to accrued wages and benefits due to 7,000 employees participating in the 2009 Special Attrition Program. Charges of $209 million were recorded for restructuring initiatives primarily related to headcount reductions as follows: GMNA, $166 million; GME, $17 million; GMLAAM, $26 million; and

•	Charges of $263 million for long-lived asset impairments at GMNA.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

The 2008 amounts are related to the following:

•	Charges of $201 million for restructuring initiatives in GMNA related to special attrition programs; and

•	Charges of $123 million for restructuring initiatives at GME.

Derivative and Foreign Currency Related Items

Results of hedging activities with respect to certain foreign currency and commodity price risks, as well as the effect of Foreign Currency Transaction gains and losses on financial assets and liabilities are included in Cost of sales, but are excluded from structural and contribution costs. Such costs increased $1.3 billion in the three months ended March 31, 2009. The increase was due to: (1) unfavorable commodity derivative fair value adjustments of $0.8 billion at GMNA and GME; (2) Foreign Currency Transaction gains and losses on financial assets and liabilities of $0.4 billion; and (3) other hedging activities of $0.1 billion.

GM Automotive Segment Results of Operations

GM North America

	Three Months Ended March 31,		2009 vs. 2008 Change
	2009	2008	Amount		Percentage
	(Dollars in millions)
Total net sales and revenue	$12,319	$24,543	$(12,224)		(49.8)%

Cost of sales	14,180	23,042	(8,862)		(38.5)%
Selling, general and administrative expense	1,276	2,032	(756)		(37.2)%
Other expense	88	—	88		n.m.

Operating loss	(3,225)	(531)	(2,694)		n.m.
Other non-operating income, net	84	99	(15)		(15.2)%

Loss before interest, income taxes and equity loss	(3,141)	(432)	(2,709)		n.m.
Equity loss, net of tax	(59)	(20)	(39)		(195.0)%

Loss before interest and income taxes	(3,200)	(452)	(2,748)		n.m.
(Income) loss attributable to noncontrolling interests before interest and income taxes	(16)	3	(19)		n.m.

Loss attributable to GM Common Stockholders before interest and income taxes	$(3,216)	$(449)	$(2,767)		n.m.

Cost of sales rate	115.1%	93.9%	21.2	p.p.	n.m.
Net margin before interest, income taxes and equity loss	(25.5)%	(1.8)%	(23.7	)p.p.	n.m.

	(Volume in thousands)
Production Volume (a)
Cars	116	360	(244)		(67.8)%
Trucks	255	525	(270)		(51.4)%

Total	371	885	(514)		(58.1)%

Vehicle Sales (b) (c) (d)
Industry — North America	2,791	4,371	(1,580)		(36.1)%
GMNA	501	947	(447)		(47.2)%
GM market share — North America	17.9%	21.7%	(3.8	)p.p.	n.m.
Industry — U.S.	2,244	3,641	(1,398)		(38.4)%
GM market share — U.S. industry	18.4%	22.1%	(3.7	)p.p.	n.m.
GM cars market share — U.S. industry	15.3%	19.1%	(3.8	)p.p.	n.m.
GM trucks market share — U.S. industry	21.4%	24.9%	(3.5	)p.p.	n.m.

n.m. = not meaningful

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

(a)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.

(b)	Vehicle sales primarily represent sales to the ultimate customer.

(c)	Includes Saab vehicle sales data.

(d)	Vehicle sales data may include rounding differences.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Industry Vehicle Sales

In the three months ended March 31, 2009, industry vehicle sales in North America decreased by 1.6 million vehicles (or 36.1%) due to continued weakness in the economy which is directly attributable to the recession in the United States brought about by tightening of the credit markets and turmoil in the mortgage markets resulting in reductions in housing values, all of which contributed to declining consumer confidence.

Total Net Sales and Revenue

In the three months ended March 31, 2009, the continuation of the economic factors mentioned above negatively affected our performance in North America and our largest market, the United States as our United States vehicle sales decreased by 393,000 vehicles (or 48.8%). In addition, our United States market share decreased to 18.4% as a result of all of the factors mentioned above, most notably declining consumer confidence, which has negatively affected United States automakers in the current business environment. Refer to “Recent Developments” in this MD&A for further discussion.

In the three months ended March 31, 2009 Total net sales and revenue decreased by $12.2 billion (or 49.8%) due primarily to: (1) a decline in volumes and unfavorable mix of $12.0 billion resulting from continued weakness in the economy; (2) a decrease in sales of components, parts and accessories of $0.4 billion; (3) unfavorable price of $0.3 billion due to an increase in incentives; (4) unfavorable Foreign Currency Translation of $0.3 billion due to the strengthening of the U.S. Dollar in relation to the Canadian Dollar; partially offset by (5) a $0.7 billion reduction in the accrual for residual support programs for leased vehicles, as a result of an improvement in residual values of cars, trucks and sport utility vehicles due to the strengthening of the used car market.

Cost of Sales

In the three months ended March 31, 2009, Cost of sales decreased $8.9 billion (or 38.5%) primarily due to: (1) manufacturing savings of $1.1 billion from lower manufacturing costs and hourly headcount levels resulting from attrition programs; (2) decreased costs related to lower production volumes of $8.0 billion; (3) decreased engineering expenses of $0.7 billion due to headcount reductions and cost cutting initiatives; and (4) decreased costs due to lower sales of components, parts and accessories of $0.3 billion. These decreases were partially offset by (1) unfavorable commodity derivative fair value adjustments of $0.7 billion; (2) an increase of $0.4 billion in pension expense due to actuarial losses from lower asset returns partially offset by reduced post-employment benefit expenses from the elimination of post-65 benefits; and (3) an increase of $0.3 billion related to impairment charges for special tooling and product related machinery and equipment.

Selling, General and Administrative Expense

In the three months ended March 31, 2009, Selling, general and administrative expense decreased by $0.8 billion (or 37.2%) due to: (1) decreased advertising, selling and sales promotion expenses of $0.5 billion; (2) decreased administrative expenses of $0.2 billion due to cost reduction initiatives and salaried headcount reductions; and (3) reductions in incentive compensation and profit sharing costs of $0.1 billion.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Expense

In the three months ended March 31, 2009, Other expense increased $88 million due to charges related to the deconsolidation of Saab.

Other Non-Operating Income, Net

In the three months ended March 31, 2009, Other non-operating income, net decreased by $15 million (or 15.2%) primarily due to lower royalty income due to lower volumes.

Equity Loss, Net of Tax

In the three months ended March 31, 2009, Equity loss, net of tax increased by $39 million (or 195.0%) due primarily to reduced equity income related to CAMI of $41 million due to an impairment charge of $28 million and an increase in equity losses of $13 million as a result of lower volume.

Restructuring Activities

On March 30, 2009, the President’s Designee found our Viability Plan, in its then-current form, was not viable and would need to be revised substantially in order to lead to a viable GM. As a result we have reassessed our planned restructuring activities, which call for a reduction in the total number of our powertrain, stamping and assembly plants and the elimination of certain brands and nameplates. As a result of these actions we will accelerate the depreciation and amortization on these assets over a shorter period of time. At December 31, 2008, we had originally estimated accelerated depreciation and amortization of $0.7 billion to be expensed in 2009 related to these restructuring activities. Our revised estimate increases the amount of accelerated depreciation and amortization by $1.1 billion to an estimated total of $1.8 billion, which otherwise would have been recognized in future periods. In the three months ended March 31, 2009, $0.2 billion of accelerated depreciation and amortization was expensed based on these restructuring activities.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Europe

	Three Months Ended March 31,		2009 vs. 2008 Change
	2009	2008	Amount		Percentage
	(Dollars in millions)
Total net sales and revenue	$5,318	$9,909	$(4,591)		(46.3)%

Cost of sales	6,019	9,030	(3,011)		(33.3)%
Selling, general and administrative expense	531	767	(236)		(30.8)%
Other expense	734	—	734		n.m.

Operating income (loss)	(1,966)	112	(2,078)		n.m.
Other non-operating expense, net	(8)	—	(8)		n.m.

Income (loss) before interest, income taxes and equity income (loss)	(1,974)	112	(2,086)		n.m.
Equity income (loss), net of tax	(2)	13	(15)		(115.4)%

Income (loss) before interest and income taxes	(1,976)	125	(2,101)		n.m.
Income attributable to noncontrolling interests before interest and income taxes	(13)	(7)	(6)		(85.7)%

Income (loss) attributable to GM Common Stockholders before interest and income taxes	$(1,989)	$118	$(2,107)		n.m.

Cost of sales rate	113.2%	91.1%	22.1	p.p.	n.m.
Net margin before interest, income taxes and equity income (loss)	(37.1)%	1.1%	(38.2	)p.p.	n.m.

	(Volume in thousands)
Production Volume (a)	267	493	(226)		(45.8)%
Vehicle Sales (b) (c) (d)
Industry — Europe	4,537	5,949	(1,412)		(23.7)%
GM Europe	405	571	(166)		(29.1)%
GM market share — Europe	8.9%	9.6%	(0.7	)p.p.	n.m.
GM market share — Germany	8.6%	9.3%	(0.7	)p.p.	n.m.
GM market share — United Kingdom	14.7%	14.8%	(0.1	)p.p.	n.m.
GM market share — Russia	10.6%	12.2%	(1.6	)p.p.	n.m.

n.m. = not meaningful

(a)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.

(b)	Vehicle sales primarily represent sales to the ultimate customer, including unit sales of Chevrolet brand products in the region. The financial results from sales of Chevrolet brand products are reported as part of GMAP, because those units are sold by GM Daewoo.

(c)	Includes Saab vehicle sales data.

(d)	Vehicle sales data may include rounding differences.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Industry Vehicle Sales

In the three months ended March 31, 2009, industry vehicle sales decreased by 1.4 million vehicles (or 23.7%). The decline in industry vehicle sales primarily resulted from a decrease of 270,000 vehicles (or 39.8%) in Russia; a decrease of 249,000 vehicles (or 31.5%) in the United Kingdom; a decrease of 185,000 vehicles (or 44.8%) in Spain; a decrease of 153,000 vehicles (or 20.6%) in Italy; and a decrease of 117,000 vehicles (or 69.7%) in Ukraine. Other countries in the Europe region experienced a net decrease in industry vehicle sales of 550,000 vehicles (or 39.0%) ranging from a 75,000 vehicle decrease (or 67.2%) in Ireland to a 4,000 vehicle increase (or 15.3%) in Uzbekistan. This net decrease was partially offset by an increase of 112,000 vehicles (or 13.8%) in Germany.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Total Net Sales and Revenue

In the three months ended March 31, 2009, Total net sales and revenue decreased by $4.6 billion (or 46.3%) due to: (1) a decrease of $2.6 billion due to lower wholesale sales volumes outside of Germany; and (2) a net unfavorable effect of $1.8 billion in Foreign Currency Translation, driven mainly by the weakening of the Euro and the British Pound versus the U.S. Dollar.

In line with the industry trends noted above, our revenue, which excludes sales of Chevrolet brand products, decreased most significantly in the United Kingdom, Russia, Spain, Italy, Central Europe, and France, where wholesale sales volumes decreased by 35,000 vehicles (or 31.4%), 16,000 vehicles (or 62.9%), 16,000 vehicles (or 61.9%), 16,000 vehicles (or 37.7%), 15,000 vehicles (or 67.2%) and by 12,000 vehicles (or 42.3%), respectively. These decreases, along with others totaling 44,000 vehicles (or 30.5%) in the remaining European countries were partially offset by wholesale sales volume increases in Germany of 6,000 vehicles (or 8.0%).

Cost of Sales

In the three months ended March 31, 2009, Cost of sales decreased by $3.0 billion (or 33.3%) due to: (1) a decrease of $1.9 billion related to lower wholesale sales volumes; (2) a favorable effect of $1.7 billion in Foreign Currency Translation; partially offset by (3) an increase of $0.2 billion for unfavorable vehicle mix; (4) additional accelerated depreciation of $0.2 billion related to restructuring activities; and (5) a loss of $0.2 billion in Foreign Currency Transactions.

Selling, General and Administrative Expense

In the three months ended March 31, 2009, Selling, general and administrative expense decreased by $236 million (or 30.8%) due to: (1) a favorable effect of $105 million in Foreign Currency Translation; (2) a decrease of $87 million in sales and marketing expenses; and (3) a decrease of $23 million in administrative expenses.

Other Expense

In the three months ended March 31, 2009, Other expense increased by $0.7 billion due to charges related to the deconsolidation of Saab. Saab filed for reorganization protection under the laws of Sweden on February 20, 2009.

Restructuring Activities

Our Revised Viability Plan calls for a reduction in the total number of our powertrain, stamping and assembly plants and the elimination of certain brands and nameplates. We have not revised our original restructuring activities identified in the original Viability Plan however, we have adjusted our estimates of accelerated depreciation. At December 31, 2008, we had originally estimated accelerated depreciation of $0.9 billion to be expensed in 2009 related to these restructuring activities. Our revised estimate decreases the amount of accelerated depreciation by $0.2 billion to an estimated total of $0.7 billion, which otherwise would have been recognized in future periods. In the three months ended March 31, 2009, $0.2 billion of accelerated depreciation was expensed based on these restructuring activities. Additionally, we have conducted a strategic review of our global Saab business and have offered it for sale. Given the urgency of stemming sizeable outflows associated with Saab operations, Saab filed for reorganization protection under the laws of Sweden on February 20, 2009. As of such date, we no longer consolidate Saab and have recorded a loss of $0.7 billion on deconsolidation.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Latin America/Africa/Middle East

	Three Months Ended March 31,		2009 vs. 2008 Change
	2009	2008	Amount		Percentage
	(Dollars in millions)
Total net sales and revenue	$3,446	$4,763	$(1,317)		(27.7)%

Cost of sales	3,221	4,024	(803)		(20.0)%
Selling, general and administrative expense	219	256	(37)		(14.5)%

Operating income	6	483	(477)		(98.8)%
Other non-operating income, net	12	18	(6)		(33.3)%

Income before interest, income taxes and equity income	18	501	(483)		(96.4)%
Equity income, net of tax	2	5	(3)		(60.0)%

Income before interest and income taxes	20	506	(486)		(96.0)%
Income attributable to noncontrolling interests before interest and income taxes	(4)	(6)	2		33.3%

Income attributable to GM Common Stockholders before interest and income taxes	$16	$500	$(484)		(96.8)%

Cost of sales rate	93.5%	84.5%	9.0	p.p.	n.m.
Net margin before interest, income taxes and equity income	0.5%	10.5%	(10.0	) p.p.	n.m.

	(Volume in thousands)
Production Volume (a)	185	243	(58)		(23.9)%
Vehicle Sales (b) (c)
Industry — LAAM	1,624	1,843	(219)		(11.9)%
GMLAAM	274	324	(50)		(15.3)%
GM market share — LAAM	16.9%	17.6%	(0.7	) p.p.	n.m.
GM market share — Brazil	18.5%	20.9%	(2.4	) p.p.	n.m.

n.m. = not meaningful

(a)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.

(b)	Vehicle sales primarily represent sales to the ultimate customer.

(c)	Vehicle sales data may include rounding differences.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Industry Vehicle Sales

In the three months ended March 31, 2009, industry vehicle sales in the LAAM region decreased by 219,000 vehicles (or 11.9%) as the global economic slowdown, tightening of credit markets and declining consumer confidence, experienced in the second half of 2008, continued to negatively affect industry vehicle sales. This decrease was primarily due to decreases in South Africa of 48,000 vehicles (or 33.9%), Venezuela of 31,000 vehicles (or 38.3%), Chile of 31,000 vehicles (or 51.2%), Egypt of 28,000 vehicles (or 42.2%), Middle East (excluding Israel) of 26,000 vehicles (or 9.9%), Argentina of 23,000 vehicles (or 12.9%), Israel of 23,000 vehicles (or 36.1%) and Colombia of 10,000 vehicles (or 17.5%), offset by increases in Brazil of 20,000 vehicles (or 3.1%), and Ecuador of 2,000 vehicles (or 8.8%).

Total Net Sales and Revenue

In the three months ended March 31, 2009, the continuation of the economic factors mentioned above contributed to decreased production volumes of 58,000 vehicles (or 23.9%), decreased vehicle sales of 50,000 vehicles (or 15.3%) and lost market share in the LAAM region of 0.7 percentage points.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In the three months ended March 31, 2009, Total net sales and revenue decreased by $1.3 billion (or 27.7%) primarily due to: (1) $0.7 billion wholesale sales volume declines across LAAM business units including wholesale sales volume declines at GM do Brasil of 37,000 vehicles, GM Argentina of 17,000 vehicles, GM South Africa of 10,000 vehicles and GM Venezolana of 9,000 vehicles; (2) unfavorable Foreign Currency Translation of $0.8 billion primarily in relation to the Brazilian Real versus the U.S. Dollar; offset by (3) increased pricing of $0.1 billion primarily at GM Venezolana to adjust pricing for inflation and to offset Foreign Currency Transaction losses resulting from increased transactions outside the official government foreign currency exchange commission.

Cost of Sales

In the three months ended March 31, 2009, Cost of sales decreased by $0.8 billion (or 20.0%) due to: (1) wholesale sales volume declines throughout the region of $0.6 billion primarily at GM do Brasil, GM Argentina, GM South Africa and GM Venezolana; (2) favorable Foreign Currency Translation effects of $0.6 billion primarily in relation to the Brazilian Real versus the U.S. Dollar; offset by (3) increased cost of $0.1 billion mainly at GM Venezolana and GM do Brasil driven by inflation and material and labor costs increases; (4) unfavorable effect of $0.1 billion on foreign currency exchange derivative contracts; and (5) Foreign Currency Transaction losses resulting from increased transactions outside the official government foreign currency exchange commission at GM Venezolana of $0.1 billion.

Cost of sales rate deteriorated due to the disproportional effect of the wholesale sales volume decline on Total net sales and revenue and Cost of sales.

Selling, General and Administrative Expense

In the three months ended March 31, 2009, Selling, general and administrative expense decreased by $37 million (or 14.5%) due to favorable Foreign Currency Translation effects of $38 million, primarily in relation to the Brazilian Real versus the U.S. Dollar, lower commercial expenses at GM Venezolana of $14 million relating to the elimination of financial transaction taxes in June, 2008 and decreased administrative and sales promotion expenses in the Middle East operations of $17 million due to the postponement of advertising expenses, partially offset by increased administrative expenses of $32 million at GM do Brasil related to additional accruals for labor claims.

Other Non-Operating Income, Net

In the three months ended March 31, 2009, Other non-operating income, net decreased by $6 million (or 33.3%) due to unfavorable Foreign Currency Translation effects of $3 million and reduced income of $3 million in South Africa relating to decreased export incentives due to a reduction of export volumes.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Asia Pacific

	Three Months Ended March 31,		2009 vs. 2008 Change
	2009	2008	Amount		Percentage
	(Dollars in millions)
Total net sales and revenue	$2,429	$5,296	$(2,867)		(54.1)%

Cost of sales	2,368	4,713	(2,345)		(49.8)%
Selling, general and administrative expense	245	383	(138)		(36.0)%

Operating income (loss)	(184)	200	(384)		(192.0)%
Other non-operating income, net	97	26	71		n.m.

Income (loss) before interest, income taxes and equity income	(87)	226	(313)		(138.5)%
Equity income, net of tax	107	134	(27)		(20.1)%

Income before interest and income taxes	20	360	(340)		(94.4)%
Income attributable to noncontrolling interests before interest and income taxes	(41)	(50)	9		18.0%

Income attributable to GM Common Stockholders before interest and income taxes	$(21)	$310	$(331)		(106.8)%

Cost of sales rate	97.5%	89.0%	8.5	p.p.	n.m.
Net margin before interest, income taxes and equity income	(3.6)%	4.3%	(7.9	) p.p.	n.m.

	(Volume in thousands)
Production Volume (a) (b)	507	612	(105)		(17.2)%
Vehicle Sales (a) (c) (d)
Industry — Asia Pacific	5,435	5,967	(531)		(8.9)%
GMAP	436	411	25		6.1%
GM market share — Asia Pacific (e)	8.0%	6.9%	1.1	p.p.	n.m.
GM market share — Australia	12.8%	13.1%	(0.3	) p.p.	n.m.
GM market share — China (e)	13.7%	12.5%	1.2	p.p.	n.m.

n.m. = not meaningful

(a)	Includes GM Daewoo, Shanghai GM and SAIC-GM-Wuling Automobile Co., Ltd. (SGMW) joint venture production/sales. We own 34% of SGMW and under the joint venture agreement have significant rights as a member as well as the contractual right to report SGMW sales in China as part of our global market share.

(b)	Production volume represents the number of vehicles manufactured by our assembly facilities and also includes vehicles produced by certain joint ventures.

(c)	Vehicle sales primarily represent sales to the ultimate customer.

(d)	Vehicle sales data may include rounding differences.

(e)	Includes SGMW joint venture sales.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Industry Vehicle Sales

The ongoing effect of the global financial and economic slowdown, low level of consumer and business confidence as well as tightening of the credit markets resulted in a decrease in industry vehicle sales in the Asia Pacific region of 531,000 vehicles (or 8.9%). Industry vehicle sales decreased by 381,000 vehicles (or 23.7%) in Japan, by 53,000 vehicles (or 9.0%) in India, by 50,000 vehicles (or 19.2%) in Australia, by 49,000 vehicles (or 15.3%) in South Korea, by 47,000 vehicles (or 29.2%) in Thailand and by 122,000 vehicles (or 23.0%) in other countries throughout the region. The global economic factors mentioned above did not have the same affect on industry vehicle sales in China due to Government stimulus policies and strong demand in inland provinces, which resulted in increased industry vehicle sales of 171,000 vehicles (or 6.9%).

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Total Net Sales and Revenue

In the three months ended March 31, 2009, Total net sales and revenue decreased by $2.9 billion (or 54.1%) due to: (1) $1.5 billion decrease in GM Daewoo revenues as worldwide export volumes declined significantly; (2) a $0.7 billion decrease due to decline in domestic volumes in most markets across the region, excluding China; (3) $0.6 billion unfavorable effect of Foreign Currency Translation primarily in relation to the Euro, Russian Ruble and the Australian Dollar versus the U.S. Dollar; and (4) a $0.1 billion unfavorable net effect from derivative transactions consisting of a $0.8 billion unfavorable derivative mark-to-market effect due to currency movements, $0.1 billion unfavorable adjustment for over hedged derivatives, $0.1 billion unfavorable effect related to the release of hedge losses from Other comprehensive income (loss), which was offset by a $0.9 billion favorable fair value adjustment on derivative valuation.

Our overall vehicle sales and market share increase was driven by strong performance in China, which was partially offset by a decline in all other markets due to the economic slowdown, tightening of the credit markets and increased competition. Our overall regional market share was also favorably affected by a decline in the Japanese market, where we have a lower market share relative to our competition.

The increase in vehicle sales and market share related to our China joint ventures is not reflected in Total net sales and revenue.

Cost of Sales

In the three months ended March 31, 2009, Cost of sales decreased by $2.3 billion (or 49.8%) due to: (1) a $1.1 billion reduction driven by decreased GM Daewoo export volumes; (2) a $0.5 billion decrease in volumes in domestic markets across the region; and (3) a $0.6 billion net favorable effect of Foreign Currency Translation primarily related to the weakening of the Korean Won and Australian Dollar versus the U.S. Dollar.

Cost of sales rate increased primarily due to our significant decrease in sales.

Selling, General and Administrative Expense

In the three months ended March 31, 2009, Selling, general and administrative expense decreased by $138 million (or 36.0%) primarily due to favorable Foreign Currency Translation effect of $91 million and reduced administrative and marketing expense of $47 million across business units driven by a decline in volume.

Other Non-Operating Income, Net

In the three months ended March 31, 2009, Other non-operating income, net increased by $71 million primarily due to income from the mark-to-market effect on over hedged foreign currency derivatives.

Equity Income, Net of Tax

In the three months ended March 31, 2009, Equity income, net of tax, decreased by $27 million (or 20.1%) due to a decline in SGM’s income resulting from lower volumes, partially offset by an increase in SGMW’s income resulting from higher volumes.

Income Attributable to Noncontrolling Interests Before Interest and Income Taxes

In the three months ended March 31, 2009, Income attributable to noncontrolling interests before interest and income taxes decreased by $9 million due to a decline in GM Daewoo’s income.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Corporate and Other Results of Operations

	Three Months Ended March 31,		2009 vs. 2008 Change
	2009	2008	Amount	Percentage
	(Dollars in millions)
Total net sales and revenue	$178	$439	$(261)	(59.5)%

Cost of sales	122	(81)	203	n.m.
Selling, general and administrative expense	235	257	(22)	(8.6)%
Other expense	163	1,121	(958)	(85.5)%

Operating loss	(342)	(858)	516	60.1%
Equity in loss of GMAC LLC	(500)	(1,612)	1,112	69.0%
Other non-operating income (expense), net	149	(85)	234	n.m.
Net income attributable to noncontrolling interests, net of tax	(2)	(13)	11	84.6%

Income (loss) attributable to GM Common Stockholders before interest and income taxes	(695)	(2,568)	1,873	72.9%
Interest income	86	260	(174)	(66.9)%
Interest expense	(1,230)	(805)	(425)	(52.8)%
Gain on extinguishment of debt	906	—	906	n.m.
Income tax expense (benefit)	(114)	653	(767)	(117.5)%

Net income (loss) attributable to GM Common Stockholders	$(819)	$(3,766)	$2,947	78.3%

n.m. = not meaningful

Corporate and Other includes certain centrally recorded income and costs, such as interest and income taxes, corporate expenditures, the elimination of intersegment transactions, costs related to pension and OPEB for Delphi retirees and retirees of other divested businesses for which we have retained responsibility, and the operations previously included in our FIO segment, which includes our 60% share of GMAC’s operating results which we account for under the equity method and two special purpose entities holding automotive leases.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Total net sales and revenues decreased in the three months ended March 31, 2009 by $261 million (or 59.5%) due to reduced lease financing revenue related to the continued liquidation of the portfolio of automotive leases retained in connection with our divestiture of GMAC.

Cost of sales increased in the three months ended March 31, 2009 by $203 million due to: (1) the effect of lower derivative related gains of $128 million; (2) increased pension and postretirement related expenses of $41 million; and (3) increased Delphi related expenses of $170 million. These increases were offset by the net favorable effect of Foreign Currency Transaction and Translation gains of $125 million.

Selling, general and administrative expense decreased in the three months ended March 31, 2009 by $22 million (or 8.6%) due to a reduction in office lease expenses of $83 million offset by higher administrative costs, primarily related to consulting and legal services.

Other expenses decreased in the three months ended March 31, 2009 by $1.0 billion (or 85.5%) due to recording nonrecurring charges of $0.7 billion in 2008 related to the Delphi Benefit Guarantee Agreements and a decrease of $0.2 billion due to lower depreciation as a result of the continued liquidation of the portfolio of automotive leases retained in connection with our divestiture of GMAC.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Equity in loss of GMAC LLC decreased in the three months ended March 31, 2009 by $1.1 billion (or 69.0%) due to an impairment charge of $1.3 billion recorded in the three months ended March 31, 2008 to reduce the carrying value of our GMAC Common Membership Interests to fair value offset by a $0.2 billion unfavorable effect from our portion of GMAC’s financial results.

Other non-operating income (expense), net improved in the three months ended March 31, 2009 by $234 million due to recording nonrecurring impairment charges of $142 million related to our GMAC Preferred Membership Interests during the three months ended March 31, 2008 and a $98 million gain on a warrant we issued to the UST in connection with the UST Loan Agreement.

Interest income decreased in the three months ended March 31, 2009 by $174 million (or 66.9%) due to significantly lower cash and securities average balances and a significant decline in the three month LIBOR rate.

Interest expense increased $425 million (or 52.8%) due to amortization of the discount on and interest expense for our UST loans.

Gain on extinguishment of debt increased $906 million resulting from the amendment to our U.S. term loan, which was accounted for as a debt extinguishment.

Income tax expense (benefit) decreased in the three months ended March 31, 2009 by $0.8 billion (or 117.5%) due to recording full valuation allowances of $0.4 billion against our net deferred tax assets in Spain and the United Kingdom in 2008 and due to excluding from interim accruals those tax jurisdictions where we have a projected or year to date loss for which a tax benefit cannot be realized.

Key Factors Affecting Future and Current Results

U.S. Hourly Workforce Special Attrition Programs

In February 2009, we announced the 2009 Special Attrition Program for our U.S. hourly employees. The 2009 Special Attrition Program offers a cash incentive of $20,000 coupled with a car voucher of $25,000 for individuals who elect to retire or voluntarily terminate employment. Consistent with the terms of the UST Loan Agreement, the incentives paid to employees electing to participate in this program will be paid out of our operating funds and not pension plan assets. In total, 7,000 of our employees accepted this program resulting in a charge of $296 million recorded in Cost of sales. These employees represent approximately 11.5% of our active hourly employees that participate in the U.S. hourly benefit plans. However, due to the high proportion of retirement eligible employees accepting the 2009 Special Attrition Program, we were not required to remeasure our U.S. hourly benefit plans for the three months ended March 31, 2009.

U.S. Salaried Benefit Changes

We also announced a reduction of Salaried Retiree Life benefits for U.S. salaried employees. As a result of this plan amendment and our expectation that the corresponding reduction to operating expense would be significant, we remeasured our U.S. Salaried Retiree Life Insurance plan effective February 1, 2009. As part of this remeasurement, we utilized a discount rate of 7.15% as compared to the discount rate of 7.25% that was utilized at December 31, 2008. The remeasurement resulted in a decrease in the plan’s APBO by $420 million from December 31, 2008. The remeasurement will reduce Cost of sales in 2009 by approximately $70 million.

2009 UAW National Agreement Addendum

In February 2009, the UAW tentatively agreed to an addendum, subject to union ratification, to the 2007 UAW National Agreement that suspends certain compensation and employee benefits available to the UAW employees pursuant to the 2007 UAW National Agreement. The addendum includes a provision, not subject to ratification, that enables us to make mutually satisfactory changes to the JOBS Program allowing employees to be reclassified to layoff status eligible for supplemental unemployment benefits. As such, the JOBS Program was discontinued during the first quarter and affected employees became eligible for supplemental unemployment benefits which have a lower cost to us. The suspension is for the duration of the addendum which coincides with the term of the 2007 UAW National Agreement.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

2009 CAW Agreement

In March 2009, we announced that the members of the CAW had ratified the 2009 CAW Agreement intended to reduce manufacturing costs in Canada by significantly closing the competitive gap with transplant automakers in the United States on active employee labor costs and substantially reducing our legacy costs through introducing co-payments for health benefits, increasing employee healthcare cost sharing, freezing pension benefits, and eliminating cost of living adjustments to pensions for retired hourly workers. The 2009 CAW Agreement is conditioned on us receiving longer term financial support from the Canadian and Ontario Governments. At March 31, 2009, we had not reached agreement with the Canadian and Ontario Governments on financial support. On April 29, 2009 GMCL entered into a Loan Agreement with EDC. The EDC Loan Agreement provides GMCL with C$3.0 billion in a 3-year short term bridge loan to restore liquidity to its business. GMCL borrowed C$0.5 billion under the EDC Loan Agreement on April 30, 2009. Since the EDC Loan Agreement is considered to be bridge financing and not longer term financing, the receipt of this financial support does not satisfy the contingency included in the CAW agreement. Therefore, due to this unfulfilled condition, we have not recognized the effect of this settlement agreement in our consolidated financial statements.

Other Workforce Changes

In addition to the actions described above, certain other changes to our workforce occurred during the three months ended March 31, 2009, some of which resulted in the remeasurement of those affected plans. However, the effect of those remeasurements was not significant to our consolidated financial statements.

Delphi Bankruptcy

Background

In October 2005, Delphi filed a petition for Chapter 11 proceedings under the U.S. Bankruptcy Code for itself and many of its U.S. subsidiaries. Delphi’s financial distress and Chapter 11 filing posed significant risks to us for two principal reasons: (1) our production operations rely on systems, components and parts provided by Delphi, our largest supplier, and could be substantially disrupted if Delphi rejected its supply agreements with us or its labor agreements and thereby affected the availability or price of the required systems, components or parts; and (2) in connection with our 1999 spin-off of Delphi, we provided limited guarantees of pension and OPEB benefits for hourly employees represented by the UAW, the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers of America — Communication Workers of America (IUE-CWA), and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (USW) who were transferred to Delphi (individually and collectively, the Benefit Guarantee Agreements), which could have been triggered in connection with the Chapter 11 proceedings.

Since the filing, we have continued to work with Delphi, its unions and other interested parties to negotiate a satisfactory resolution to Delphi’s Chapter 11 restructuring process, including several interim agreements and the labor and settlement agreements discussed below.

Labor Settlements

In June 2007, we entered into a memorandum of understanding with Delphi and the UAW (Delphi UAW MOU) which included terms relating to the consensual triggering of the UAW Benefit Guarantee Agreement as well as additional terms relating to Delphi’s restructuring. Under the Delphi UAW MOU we also agreed to pay for certain healthcare costs of Delphi retirees and their beneficiaries in order to provide a level of benefits consistent with those provided to our retirees and their beneficiaries from the Mitigation Plan VEBA, which was formed pursuant to the Delphi UAW MOU. We also committed to pay $450 million to settle a UAW claim asserted against Delphi, which the UAW has directed us to pay directly to the Mitigation Plan VEBA or New VEBA, depending upon the timing of the payment. This amount is to be paid upon substantial consummation of a Delphi Plan of Reorganization (POR) consistent with the Delphi UAW MOU and which incorporates, approves, and is consistent with the comprehensive settlement agreement between Delphi and us.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In August 2007, we also entered into memorandums of understanding with Delphi and the IUE-CWA (Delphi IUE-CWA MOU) and with Delphi and the USW (USW MOU). The terms of the Delphi IUE-CWA MOU and the USW MOU are similar to the Delphi UAW MOU with regard to the consensual triggering of the Benefit Guarantee Agreements.

Delphi-GM Settlement Agreements

In September 2007, as amended in October and December 2007, we entered into the Delphi-GM Settlement Agreements consisting of the Global Settlement Agreement, as amended (GSA) and the Master Restructuring Agreement, as amended (MRA). The GSA was intended to resolve outstanding issues between Delphi and us that have arisen or may arise before Delphi’s emergence from Chapter 11. The MRA was intended to govern certain aspects of our ongoing commercial relationship with Delphi. The memorandums of understanding discussed in the preceding paragraphs were incorporated into these agreements.

In September 2008 we further amended the terms of the GSA (Amended GSA) and MRA (Amended MRA) (collectively, Amended Delphi-GM Settlement Agreements). As a part of the negotiations with Delphi regarding the Amended Delphi-GM Settlement Agreements we also entered Implementation Agreements with the UAW, IUE-CWA and the USW. These Implementation Agreements addressed the transfer of pension assets and liabilities under IRS Code Section 414(1), and the triggering on the basis set forth in the Implementation Agreements of the “Term Sheet — Delphi Pension Freeze and Cessation of OPEB, and GM Consensual Triggering of Benefit Guarantee” negotiated with the respective unions in 2007, and the release by the unions, their members and their retirees of Delphi and us from claims related to such matters. In September 2008, the Bankruptcy Court entered an order approving the Amended Delphi-GM Settlement Agreements and the Implementation Agreements, which then became effective in September 2008.

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

•

Second Hourly Pension Transfer — Transfer the remaining Delphi HRP net liabilities, which are estimated to be $3.2 billion to $3.5 billion at March 31, 2009, upon Delphi’s substantial consummation of its POR that provides for the consideration to be received by us (as described below) and is consistent with other terms of the Amended Delphi-GM Settlement Agreements. Actual amounts of the Second Hourly Pension Transfer will depend on, among other factors, the valuation of the pension liability at the transfer date, the proportion of the obligation assumed by the Pension Benefit Guaranty Corporation and performance of pension plan assets;

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

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

The Amended GSA also resolves all claims in existence at the effective date of the Amended Delphi-GM Settlement Agreements (with certain limited exceptions) that either Delphi or we have or may have against the other, including Delphi’s motion in March 2006 under the U.S. Bankruptcy Code to reject certain supply contracts with us. The Amended GSA and related agreements with Delphi’s unions release us and our related parties, as defined, from any claims of Delphi and its related parties, as defined, as well as any employee benefit related claims of Delphi’s unions and hourly employees. Also pursuant to the Amended GSA, we have released Delphi and its related parties, as defined, from claims by us or our related parties, as defined.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

completed because of the plan investors’ position. We continued to work with Delphi and its stakeholders on Delphi’s efforts to emerge from bankruptcy, including the implementation of the Amended Delphi-GM Settlement Agreements. In October 2008 Delphi filed a modified POR, which contemplated Delphi obtaining $3.8 billion in exit financing to consummate its modified POR.

Delphi Advance Agreement

In May 2008, we agreed to advance up to $650 million to Delphi in 2008, which was within the amounts we would have owed under the Delphi-GM Settlement Agreements had Delphi emerged from bankruptcy in April 2008. In August 2008 we entered into a new agreement to advance up to an additional $300 million. This increased the amount we agreed to advance to $950 million in 2008, which was within the amounts we would owe under the Delphi-GM Settlement Agreements if Delphi was to emerge from bankruptcy in December 2008. Upon the effectiveness of the Amended Delphi-GM Settlement Agreements, the original $650 million advance agreement matured, leaving a $300 million advance agreement. Further, in October 2008, subject to Delphi obtaining an extension or other accommodation of its debtor-in-possession financing (DIP Financing) through June 30, 2009, we agreed to extend the $300 million advance agreement through June 30, 2009.

In February 2009, we agreed to increase the advance agreement commitment from $300 million to $350 million, to become effective on March 24, 2009, subject to approval by the President’s Designee under the terms of our UST Loan Agreement. In March 2009, we agreed to the increase in the advance agreement commitment from $350 million to $450 million, to become effective on March 24, 2009, subject to: (1) our Board approval; (2) the President’s Designee’s approval under the terms of the UST Loan Agreement; (3) Bankruptcy Court approval of increase in advance agreement; and (4) the achievement of certain milestones in the Steering Option Exercise Agreement (described below), including, but not limited to, Bankruptcy Court approval of the Steering Option Exercise Agreement and execution of definitive agreements for the sale of the Global Steering business to us. The President’s Designee did not approve either increase in the advance agreement commitment. We expect Delphi to fully draw the $300 million under this agreement by the end of May 2009. There are no assurances that Delphi will be able to repay the amounts advanced and at March 31, 2009 we have reserved $170 million against advanced amounts.

Payment Terms Acceleration Agreement

In October 2008, subject to Delphi obtaining an extension or other accommodation of its debtor in possession financing through June 30, 2009, we also agreed to temporarily accelerate our North American payables to Delphi in the three months ending June 30, 2009, which was expected to result in additional liquidity to Delphi of $100 million in each of April, May and June of 2009. In December 2008, Delphi reached an accommodation with its lender through June 30, 2009 and we agreed to change the commencement date of the temporary acceleration of our North American payables to Delphi from April 2009 to March 2009. The temporary acceleration of payment terms, which was to occur upon substantial consummation of Delphi’s POR under the Amended Delphi-GM Settlement Agreements, was also subject to Delphi’s actual liquidity requirements. In January 2009, we agreed to immediately accelerate $50 million in advances towards the temporary acceleration of our North American payables. Additionally, we agreed to accelerate $150 million and $100 million of our North American payables to Delphi in March and April, respectively, bringing the total amount accelerated to date to the total agreed upon $300 million.

Steering Option Exercise Agreement

In March 2009, we reached preliminary agreement with Delphi on terms for us to acquire Delphi’s Global Steering Business as provided for in the Amended Delphi-GM Settlement Agreements. The Option Exercise Agreement was subject to the approvals of our Board, the President’s Designee and the Bankruptcy Court. The President’s Designee did not approve the terms of the Steering Option Exercise Agreement.

Risks if Delphi Cannot Emerge From Bankruptcy

Delphi’s DIP Financing was scheduled to mature on December 31, 2008 and Delphi has been operating under a forbearance agreement with its DIP Financing lenders since December 12, 2008 (the Accommodation Agreement) which contains various milestone requirements that, if not satisfied, trigger termination of the forbearance. Delphi was unable to satisfy some of these

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

milestones, resulting in further amendments to the Accommodation Agreement in each of January, February, March and April of 2009. On May 7, 2009, the U.S. Bankruptcy Court approved another amendment to the Accommodation Agreement, subject to certain conditions to effectiveness, which provides that the Delphi DIP Accommodation Agreement is scheduled to terminate on June 2, 2009 unless a term sheet between Delphi, us and the UST is agreed upon on or before May 21, 2009 and deemed satisfactory to the Delphi DIP lenders on or before June 1, 2009.

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

Liquidity and Capital Resources

Liquidity Overview

We have incurred significant losses from 2005 through the three months ended March 31, 2009, attributable to operations and to restructurings and other charges such as support for Delphi and past, present and future cost cutting measures. We have managed our liquidity during this time through a series of cost reduction initiatives, borrowings, capital markets transactions and sales of assets. However, the global credit market crisis has had a dramatic effect on our industry. In the second half of 2008, the increased turmoil in the mortgage and overall credit markets (particularly the lack of financing to buyers or lessees of vehicles), the continued reductions in U.S. housing values, the volatility in the price of oil, recessions in the United States and Western Europe and the slowdown of economic growth in the rest of the world created a substantially more difficult business environment. The ability to execute capital markets transactions or sales of assets was extremely limited, and vehicle sales in North America and Western Europe contracted severely and the pace of vehicle sales in the rest of the world slowed. Our liquidity position, as well as our operating performance, were negatively affected by these economic and industry conditions and by other financial and business factors, many of which are beyond our control. These conditions have not improved through March 2009, with sales by our dealers in the United States falling to 413,000 vehicles in the three months ended March 31, 2009, a decline of approximately 49% compared to the corresponding period in 2008. Due to the decline in vehicle sales by our dealers in the United States and globally and continuing weak economic conditions generally, we experienced substantial negative cash flow from operations in the three months ended March 31, 2009 and reported significantly less revenue than we did in the corresponding period in 2008. We do not believe it is likely that these adverse economic conditions, and their effect on the automotive industry, will improve significantly during the remainder of 2009, notwithstanding the unprecedented intervention by governments in the United States and other countries in the global banking and financial systems.

In the three months ended March 31, 2009 we used $9.4 billion of cash in operations and our available liquidity deteriorated by $2.6 billion. Our operating cash flow deteriorated primarily due to our significant operating loss driven by lower sales volumes globally and a decrease in accounts payable and accruals of $3.4 billion. Our available liquidity decreased due to the deterioration in our operating cash flow partially offset by proceeds from loans from the UST as described below.

We have taken far reaching actions to restructure our U.S. business, but the effects of current global economic and credit market conditions on the automotive industry require that we continue to obtain additional liquidity support. Based on our estimated cash requirements through December 31, 2009, we do not expect our current operations to generate sufficient cash flow to fund our obligations as they come due, and we do not currently have other traditional sources of liquidity available to fund these obligations.

As a result of these economic conditions and the rapid decline in our sales in the three months ended December 31, 2008 we determined that, despite the far reaching actions we had taken to restructure our U.S. business, we would be unable to pay our obligations in the normal course of business in 2009 or service our debt in a timely fashion, which required the development of a new plan that depended on financial assistance from the U.S. Government. In December 2008, we entered into the UST Loan Agreement with the UST pursuant to which the UST agreed to provide us with a $13.4 billion secured term loan facility (UST Loan Facility). We borrowed $4.0 billion under the UST Loan Facility in December 2008 and an additional $5.4 billion and $4.0 billion in January and February 2009, respectively. As further discussed below, in April 2009, we entered into an amendment to increase the availability

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

under the loan facility to $15.4 billion and drew down the remaining $2.0 billion. As a condition to obtaining the UST Loan Facility, we agreed to achieve certain restructuring targets within designated time frames.

In January 2009, we entered into the UST GMAC Loan Agreement pursuant to which we borrowed $884 million and utilized those funds to purchase additional membership interests in GMAC, which increased our common equity interest in GMAC from 49% to 60%. As part of the conversion of GMAC to a BHC, we have agreed to reduce out ownership to less than 10% of the voting and total equity interest in GMAC, including the shares purchased in 2009, into a series of trusts. We will be the beneficial owner of these trusts, but the trusts’ assets will be controlled by the trustee. The trusts must dispose of the shares within three years. Pursuant to our understanding with the U.S. Treasury, all but 7.4% of our common equity interest in GMAC will be placed in one or more trusts by May 24, 2009, for ultimate disposition.

As a condition to obtaining the loans under the UST Loan Agreement, we agreed to submit on or before February 17, 2009 a Viability Plan, the key aspects of which include debt reduction, VEBA modifications and operational changes and are included in our 2008 Annual Report on Form 10-K.

The UST Loan Agreement also required us to, among other things, use our best efforts to achieve the following restructuring targets:

Debt Reduction

•	Reduction of our outstanding unsecured public debt by not less than two-thirds through conversion of existing unsecured public debt into equity, debt and/or cash or by other appropriate means;

Labor Modifications

•

Reduction of the total amount of compensation, including wages and benefits, paid to our U.S. employees so that, by no later than December 31, 2009, the average of such total amount, per hour and per person, is an amount that is competitive with the average total amount of such compensation, as certified by the Secretary of the United States Department of Labor, paid per hour and per person to employees of Nissan, Toyota or Honda whose site of employment is in the United States;

•	Elimination of the payment of any compensation or benefits to our or our subsidiaries’ U.S. employees who have been fired, laid-off, furloughed or idled, other than customary severance pay;

•

Application, by December 31, 2009, of work rules for our and our subsidiaries’ U.S. employees, in a manner that is competitive with the work rules for employees of Nissan, Toyota or Honda whose site of employment is in the United States; and

VEBA Modifications

•

Modification of our retiree healthcare obligations to the New VEBA arising under the VEBA Settlement Agreement such that payment or contribution of not less than one-half of the value of each future payment or contribution made by us to the New VEBA shall be made in the form of GM common stock, with the value of any such payment or contribution not to exceed the amount that was required for such period under the VEBA Settlement Agreement.

The UST Loan Agreement required us to submit to the President’s Designee, by March 31, 2009, a report (Company Report) detailing, among other things, the progress we had made in implementing our Viability Plan, including evidence satisfactory to the President’s Designee that: (1) the required labor modifications had been approved by the members of the leadership of each major U.S. labor organization that represents our employees; (2) all necessary approvals of the required VEBA modifications, other than judicial and regulatory approvals, had been received; and (3) exchange offers to implement the debt reduction had been commenced.

In addition, the UST Loan Agreement and the UST GMAC Loan Agreement provided that if, by March 31, 2009 or a later date (not to exceed 30 days after March 31, 2009) as determined by the President’s Designee (Certification Deadline), the President’s Designee

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

had not certified that we had taken all steps necessary to achieve and sustain our long-term viability, international competitiveness and energy efficiency in accordance with our Viability Plan, then the loans and other obligations under the UST Loan Agreement and the UST GMAC Loan Agreement were to become due and payable on the thirtieth day after the Certification Deadline.

On March 30, 2009, the President’s Designee found that our Viability Plan, in its then-current form, was not viable and would need to be revised substantially in order to lead to a viable GM. The President’s Designee also concluded that certain steps required to be taken by March 31, 2009 under the UST Loan Agreement, including receiving approval of the required labor modifications by members of our unions, obtaining receipt of all necessary approvals of the required VEBA modifications (other than regulatory and judicial approvals) and commencing the exchange offers to implement the required debt reduction, had not been completed, and as a result, we had not satisfied the terms of the UST Loan Agreement.

In conjunction with the March 30, 2009 announcement, the administration announced that it would offer us adequate working capital financing for a period of 60 days while it worked with us to develop and implement a more accelerated and aggressive restructuring that would provide us with a sound long-term foundation. On March 31, 2009, we and the UST entered into amendments to the UST Loan Agreement and the UST GMAC Loan Agreement to postpone the Certification Deadline to June 1, 2009 and, with respect to the UST Loan Agreement, to also postpone the deadline by which we are required to provide the Company Report to June 1, 2009. In addition, on April 22, 2009, we entered into a second amendment to the UST Loan Agreement to increase the amount available for borrowing to $15.4 billion. We borrowed an additional $2.0 billion in working capital loans on April 24, 2009. In conjunction with the second amendment, we issued a promissory note in the amount of $133 million to the UST for which we received no additional consideration.

In response to the Viability Determination Statement, we have made further modifications to our Viability Plan to satisfy the President’s Designee’s requirement that we undertake a substantially more accelerated and aggressive restructuring plan (Revised Viability Plan), including by revising our operating plan to take more aggressive action and by increasing the amount of the debt reduction that we will seek to achieve beyond that originally required by the UST Loan Agreement.

On April 27, 2009 we commenced exchange offers for those series of our unsecured notes set forth in the prospectus for the exchange offers. The exchange offers are conditioned upon, and our revised Viability Plan assumes, that at least 90% of those series of our unsecured notes included in the exchange offers (including at least 90% of the principal amount of the outstanding Series D debentures) will be tendered in the exchange offers or called for redemption (in the case of non-U.S dollar denominated notes). Pursuant to the terms and subject to the conditions of the exchange offer, we have offered to exchange 225 shares of our common stock for each $1,000 U.S. dollar equivalent of principal amount of debt subject to the offer. The exchange offer expires on May 26, 2009, unless extended by us. If successful, we expect the exchange offers to be consummated upon satisfaction of all conditions to the exchange offers. This could take up to three months after the expiration of the exchange offers.

We are also currently in discussions with the UST regarding the terms of a potential restructuring of our debt obligations under the UST Loan Agreement, the UST GMAC Loan Agreement, and any other debt issued or owed to the UST in connection with those loan agreements pursuant to which the UST would exchange at least 50% of the total outstanding debt we owe to it at June 1, 2009 for our common stock. These discussions are ongoing and the UST has not agreed, or indicated a willingness to agree, to any specific level of debt reduction.

We are also currently in discussions with the UAW and the VEBA-settlement class representative regarding the terms of the VEBA modifications, which contemplate modifications that go beyond those required under the UST Loan Agreement. The VEBA modifications would provide for the restructuring of the approximately $20.0 billion present value of obligations we owe under the VEBA Settlement Agreement as follows:

•	At least 50% of the settlement amount (approximately $10.0 billion) will be extinguished in exchange for our common stock; and

•

Cash installments will be paid in respect of the remaining approximately $10.0 billion settlement amount over a period of time, with such amounts and period to be agreed but together having a present value equal to the remaining settlement amount.

In the event the fair value of the monetary consideration and common stock issued to the New VEBA exceeds the amounts to be paid under the VEBA Settlement Agreement, such excess would represent an increase in funding to the New VEBA, and would increase our unfunded OPEB obligation. Therefore, our current unfunded OPEB obligation may change as a result of movement in our share price and such change may be significant.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Refer to Note 2 for a summary of other significant cost reduction and restructuring actions contemplated by our Revised Viability Plan.

In order to execute our Revised Viability Plan, we will request total funding from the UST of $27.0 billion, which represents the $22.5 billion we requested in our Viability Plan submission on February 17, 2009 under our baseline scenario plus an additional $4.5 billion to implement incremental restructuring actions, cover our higher negative operating cash flow primarily due to lower forecasted vehicle sales volume in North America, and to compensate for lower than originally forecasted proceeds from asset sales and other sources of financing, including U.S. Department of Energy Section 136 Loans for production of advanced technology vehicles and components. Our Revised Viability Plan assumes $5.7 billion of Section 136 Loans and an additional $5.6 billion in funding from foreign governments (of which we received C$0.5 billion from EDC on April 30, 2009). As previously discussed, we borrowed $2.0 billion of additional working capital loans from the UST on April 24, 2009. We also expect to request an additional $2.6 billion of working capital loans prior to June 1, 2009 and plan to issue a promissory note in the amount of $173 million to the UST for no additional consideration.

In addition, our Revised Viability Plan assumes that we will require an additional $9.0 billion of UST funding after June 1, 2009. We have proposed that the UST provide the additional $9.0 billion of funding, together with the additional $2.6 billion referred to above, on similar terms to the UST Loan Agreement. If we were to receive this additional funding, we plan to issue a promissory note in the amount of $600 million to the UST for no additional consideration.

With respect to the cash needs of our foreign operations, Saab filed for reorganization protection under the laws of Sweden in February 2009. In connection with this reorganization, we have contacted a number of bidders and have provided them with information regarding Saab’s operations. Saab may receive third party financing, but we do not intend to make any additional investment in Saab. In March 2009, we reached an agreement with the CAW, which we expect will reduce the legacy costs associated with our Canadian operations. This agreement is contingent on us receiving longer term financial support for our Canadian operations from both the Canadian Federal and the Ontario Provincial governments. We are currently in advanced discussions with the government of Canada with respect to such funding. Final terms and conditions are still to be determined but we expect to reach an agreement shortly. On April 29, 2009 GMCL entered into a Loan Agreement with EDC. The EDC Loan Agreement provides GMCL with C$3.0 billion in a 3-year short term bridge loan to restore liquidity to its business. GMCL borrowed C$0.5 billion under the EDC Loan Agreement on April 30, 2009. Since the EDC Loan Agreement is considered to be bridge financing and not longer term financing, the receipt of this financial support does not satisfy the contingency included in the CAW agreement. We also continue to work towards a restructuring of our German and certain other European operations, which could include a third party investment in a new vehicle manufacturing company that would own all or a significant part of our European operations. We are currently in talks with the German government and several parties with respect to such an investment. If consummated, this restructuring could significantly reduce our ownership interest and control over our European operations. We are engaged in discussions with governments in various other foreign countries in which we operate regarding financial support for our other foreign operations.

We also continue to actively market certain assets for sale including our HUMMER and Saturn brands and a transmission facility in Strasbourg, France. We have received final bids for HUMMER from potential purchasers and are in the process of reviewing them. We expect to make a final decision regarding a sale or phase-out of HUMMER in May 2009. We are currently evaluating opportunities regarding a potential sale of Saturn Distribution Corporation, an indirect wholly owned subsidiary, and expect to make a decision regarding a sale or phase out by the end of 2009. However, current global economic conditions and the lack of available credit may make it difficult to complete these transactions and it is possible that we will not receive the net proceeds as contemplated in the Revised Viability Plan.

Our Revised Viability Plan does not reflect the sale of the ACDelco business as previously contemplated in our Viability Plan due to current economic conditions, its integration with our business and preliminary bids from prospective purchasers which did not reflect a valuation that we believe was appropriate.

Successful completion of the Revised Viability Plan will require significant cash payments related to restructuring, dealer and brand rationalization and employee headcount and capacity rationalization. It is also dependent on our ability to continue to procure parts from Delphi and other suppliers and that GMAC continues to provide financing to our dealers and customers.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

If we are not successful in obtaining the additional funding necessary to execute our restructuring plan as provided for in the Revised Viability Plan, we would be required to take additional actions to continue operations. However, there can be no assurance that these actions, such as further reductions in productive capacity, hourly and salaried headcount, employee compensation and benefits, or capital expenditures and engineering spending would be sufficient to prevent the need for us to potentially seek relief through a filing under the bankruptcy laws in the United States and other jurisdictions.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in “Risk Factors,” some of which are outside our control. If the UST should not approve our Revised Viability Plan by June 1, 2009, outstanding amounts under the UST Loan Agreement and UST GMAC Loan Agreement ($14.5 billion at March 31, 2009, net of $578 million discount) would become due and payable within 30 days. If that were to occur, we would be unable to repay amounts outstanding under the UST Loan Facility or other indebtedness as they come due, which would cause us to default. We would then be forced to seek waivers of any defaults or covenant breaches on our indebtedness or obligations or arrange for substitute financing, or we would likely seek relief through a filing under the U.S. bankruptcy code. Even then, there can be no assurances that we would be able to procure financing to continue operations in bankruptcy. We believe that only the U.S. government could provide such financing, directly or indirectly through guarantees. There is no assurance that we could secure a waiver in such circumstances or that we would not incur significant costs in doing so. Additionally, we have significant obligations that include cross-default provisions that could be triggered by a failure to comply with certain significant credit agreements.

In addition, we have indicated that in the event that we do not receive, prior to June 1, 2009, enough tenders of our public unsecured debt to consummate the exchange offers, we currently expect to seek relief under the U.S. Bankruptcy Code. This relief may include: (1) seeking bankruptcy court approval for the sale of most or substantially all of our assets pursuant to section 363(b) of the U.S. Bankruptcy Code to a new operating company, and a subsequent liquidation of the remaining assets in the bankruptcy case; (2) pursuing a plan of reorganization (where votes for the plan are solicited from certain classes of creditors prior to a bankruptcy filing) that we would seek to confirm (or “cram down”) despite the deemed rejection of the plan by noteholders; or (3) seeking another form of bankruptcy relief, all of which involve uncertainties, potential delays and litigation risks. We are considering these alternatives in consultation with the UST, our largest lender.

We will continue to execute those operating actions that are substantially within our control, including reductions in productive capacity, hourly and salaried headcount, brands, nameplates, dealers, and other spending and working capital improvements. The success of our Revised Viability Plan, however, necessarily depends on global economic conditions and the level of automotive sales, particularly in the United States. Our Revised Viability Plan also assumes that we will not be required to provide additional financial support to Delphi or GMAC beyond the levels included in the Revised Viability Plan and that our trade suppliers will continue to conduct business with us on terms consistent with historical practice. Our suppliers might respond to an apparent weakening of our liquidity position and to address their own liquidity needs by requesting faster payment of invoices or other assurances. If this were to happen, our need for cash would be intensified and we might be unable to make payments to our suppliers as they become due. Our suppliers may also experience difficulties renewing their credit lines and facilities due to the tightened credit markets and their exposure to the automotive industry, including us. To help address the risk that suppliers may not be able to obtain adequate liquidity to continue to supply parts to us, the UST announced on March 19, 2009 that it will provide up to $5.0 billion in financial assistance to automotive suppliers by guaranteeing or purchasing certain of the receivables payable by us. In order to fund these purchases of receivables, we will establish a bankruptcy-remote special purpose entity, which will be funded by up to $175 million of capital contributions to be made by us and a loan from the UST of up to $3.5 billion.

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on many events outside of our direct control, including, among other things, approval of the Revised Viability Plan by the UST; obtaining additional financing from the UST, other governmental entities or other sources to continue operations; the successful execution of the restructuring actions contemplated in the Revised Viability Plan; successful negotiation with the UAW to reduce our labor costs and funding obligations for retiree health care; our ability to successfully complete the debt exchange offer contemplated in our Revised Viability Plan; our ability to continue to procure the necessary parts from Delphi and other suppliers; GMAC’s ability to continue to provide financing to our dealers and customers; and consumers’ purchasing our products in substantially higher

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

volumes. Our significant recent operating losses and negative cash flows, negative working capital, stockholders’ deficit and the uncertainty of UST approval of the Revised Viability Plan, the UST funding of the Revised Viability Plan and successful execution of our Revised Viability Plan, among other factors, raise substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Available Liquidity

Available liquidity includes cash balances, marketable securities, and readily-available assets of our VEBAs. At March 31, 2009, available liquidity was $11.6 billion compared with $14.2 billion at December 31, 2008 and $24.3 billion at March 31, 2008. The amount of consolidated cash and marketable securities is subject to intra-month and seasonal fluctuations and includes balances held by various business units and subsidiaries worldwide that are needed to fund their operations.

Although our cost reduction initiatives have reduced our ongoing need for cash compared to prior periods, we still expect to have substantial cash requirements going forward. Our future uses of cash will include, among other possible demands:

•	Costs to implement long-term cost savings and restructuring plans such as potential capacity reduction programs;

•	Continuing capital expenditures;

•	Scheduled cash contributions of $7.6 billion in 2010 for the benefit of the New VEBA for postretirement health care established pursuant to the Settlement Agreement; and

•	Continuing use of cash in our operations as a result of lower global industry sales.

As discussed previously, we are currently experiencing a severe decline in vehicle sales in the North American and Western European markets that results in an unfavorable effect on working capital. In the United States, we generally recognize revenue and collect the associated receivable shortly after production, but pay our suppliers approximately 47 days later. During periods of declining sales and production this results in outflows of cash greater than collections of accounts receivable, as we pay suppliers for materials on which we have previously recognized revenue and collected the associated receivable. When production and sales stabilize, this effect reverses and we return to a more regular pattern of working capital changes. If the volume of our sales declines further, there will continue to be an associated negative operating cash flow effect due to working capital changes, and it could be significant. However, if the downward trend of sales were to reverse, we would experience positive operating cash flow effects attributable to a reduction in working capital.

We continue to manage our global liquidity centrally within two primary liquidity pools, specifically the U.S. cash pool and the international cash pool. This allows us to optimize funding of our global operations. At March 31, 2009, approximately 40% of our available liquidity was held in the U.S. In the three months ended March 31, 2009, our U.S. liquidity position deteriorated mainly due to negative operating cash flow driven by the production stoppage in January and weakening global auto sales. While our U.S. operations have access to much of our overseas liquidity through intercompany arrangements, certain restrictions apply to the use of U.S. liquidity to fund our international operations under the UST Loan Agreement. The following table summarizes our global liquidity:

	March 31, 2009	December 31, 2008	March 31, 2008
	(Dollars in millions)
Cash and cash equivalents	$11,448	$14,053	$21,601
Marketable securities	132	141	2,043
Readily-available VEBA assets	—	—	685

Available liquidity	11,580	14,194	24,329
Available under credit facilities	427	649	8,991

Total liquidity	$12,007	$14,843	$33,320

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Available liquidity decreased to $11.6 billion at March 31, 2009 from $14.2 billion at December 31, 2008 primarily as a result of negative operating cash flow driven by deteriorating global auto markets, principally in the U.S. and Europe.

The following table summarizes our VEBA assets:

	March 31, 2009	December 31, 2008	March 31, 2008
	(Dollars in millions)
Total VEBA assets	$9,366	$9,969	$14,816
Readily-available VEBA assets	$—	$—	$685

Total VEBA assets decreased to $9.4 billion at March 31, 2009 from $10.0 billion at December 31, 2008 due to negative asset returns. In connection with the Settlement Agreement substantially all of the VEBA assets have been allocated to the UAW Related Account, which will also hold the proportional investment returns on that percentage of the trust. No amounts will be withdrawn from the UAW Related Account, including its investment returns, until transfer to the New VEBA. Because of this treatment, we are excluding any portion of the UAW Related Account from our available liquidity.

At the Implementation Date, we will be required to transfer $6.9 billion, including the deferred amounts discussed below, subject to adjustment, to the New VEBA. Further, we may either transfer an additional $5.7 billion to the New VEBA at that time, or we may instead opt to make annual payments of varying amounts between $0.4 billion and $3.3 billion through 2020. At any time after the Implementation Date we will have the option to prepay all remaining payments.

Pursuant to our Revised Viability Plan, we are currently in discussions with the UAW, UST, and the VEBA-settlement class representative to modify our retiree healthcare obligations to the New VEBA arising under the Settlement Agreement, such that: (1) at least 50% of the settlement amount (approximately $10.0 billion) will be extinguished in exchange for our common stock; and (2) cash installments will be paid in respect of the remaining approximately $10.0 billion settlement amount over a period of time, with the value of any such payment or contribution not to exceed the amount that was required for such period under the Settlement Agreement. We have not reached an agreement with respect to the VEBA modifications and there is no assurance that any agreement will be reached on the terms described above or at all.

Credit Facilities

At March 31, 2009, we had unused credit capacity of $0.4 billion, of which $0.2 billion was available in the U.S., $0.2 billion was available in other countries where we do business and $50 million was available in our joint ventures. The components of our available credit and unused credit capacity are discussed in the following paragraphs.

We have a $4.5 billion standby revolving credit facility with a syndicate of banks, which terminates in July 2011. At March 31, 2009, $4.5 billion was outstanding under the credit revolver. In addition to the outstanding amount at March 31, 2009, there were $9 million of letters of credit issued under the credit facility. Under the $4.5 billion secured facility, borrowings are limited to an amount based on the value of the underlying collateral. In addition to the $4.5 billion secured line of credit, the collateral also secures certain lines of credit, automated clearinghouse and overdraft arrangements, and letters of credit provided by the same secured lenders, of $0.1 billion. In the event of work stoppages that result in the loss of a certain level of production, the secured facility would be temporarily reduced to $3.5 billion. Previously announced North America production reductions during the three months ending June 30, 2009 could impact the collateral available to secure borrowings under the facility such that we may be required to temporarily pay down a portion of the facility during the three months ending September 30, 2009. At March 31, 2009, we had $5 million available under this facility. On February 11, 2009 an amendment to the terms of the facility was executed and certain key terms were changed. These changes included the granting of a junior lien on certain facility collateral to the UST, the granting of a junior lien to facility lenders on certain collateral pledged under the UST Loan Agreement and the inclusion of cross-default provisions to the UST Loan Agreement and our U.S. term loan.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In August 2007, we entered into a revolving credit agreement expiring in August 2009 that provided for borrowings of up to $0.6 billion at March 31, 2009, limited to an amount based on the value of the underlying collateral. This agreement provides additional available liquidity that we could use for general corporate purposes, including working capital needs. The underlying collateral supported a borrowing base of $0.2 billion, $0.3 billion and $1.4 billion at March 31, 2009, December 31, 2008 and March 31, 2008, respectively. At March 31, 2009, $0.1 billion was outstanding under this agreement, leaving $9 million available.

In November 2007 we renewed a revolving secured credit facility that would provide borrowings of up to $0.3 billion. Under the facility, borrowings are limited to an amount based on the value of underlying collateral, which consists of a portion of our company vehicle fleet. On February 17, 2009 an amendment to the terms of the facility was executed and certain key terms were changed. These changes included the granting of a junior lien on certain facility collateral to the UST, the extension of the term of the facility to November 2010, a reduction in the committed amount of the facility to $150 million and the inclusion of cross-default provisions to the UST Loan Agreement. At March 31, 2009 the underlying collateral supported a borrowing base of $0.2 billion and the amount borrowed under this program was $0.1 billion, leaving $25 million available.

We have entered into on-balance sheet securitization programs in which certain trade accounts receivables related to vehicle sales are isolated in wholly-owned bankruptcy-remote special purpose entities, which in turn pledge the receivables to the lending institutions. The receivables pledged are not reported separately from other trade accounts receivables. In September 2008, we entered into a one-year revolving on-balance sheet securitization borrowing program that provides financing of up to $0.2 billion. The program replaced an off-balance sheet trade receivable securitization facility that expired in September 2008. At March 31, 2009, the amount of receivables pledged and amount borrowed under this program were $0.4 billion and $30 million, respectively. This one-year revolving facility is in addition to an existing on-balance sheet securitization borrowing program that provides financing of up to $0.5 billion. At March 31, 2009, the amount of receivables pledged and amount borrowed under this program were $0.4 billion and $0.3 billion, respectively. Pledged receivables are reported in Accounts and notes receivable, net and borrowings are reported as Short-term debt in the condensed consolidated financial statements.

In addition, our consolidated affiliates with non-GM minority shareholders, primarily GM Daewoo, have a combined $1.2 billion in committed credit facilities. At March 31, 2009, the amount drawn under these facilities was $1.1 billion, leaving $50 million available.

Cash Flow

Operating Activities

In the three months ended March 31, 2009, we had negative cash flow from operating activities of $9.4 billion on a net loss of $5.9 billion. That result compares with negative cash flow from operating activities of $1.6 billion on a net loss of $3.2 billion in the corresponding period in 2008. The deterioration in cash flow from operating activities of $7.8 billion primarily relates to: (1) earnings deterioration due to weak global demand; (2) increasing working capital requirements; (3) pension and OPEB disbursements; and (4) payment of sales incentive allowances.

Investing Activities

In the three months ended March 31, 2009, we had negative cash flow from investing activities of $2.3 billion compared to negative cash flow from investing activities of $1.0 billion in the corresponding period in 2008. The deterioration in cash flow from investing activities of $1.3 billion primarily relates to: (1) a $1.3 billion decrease in the liquidation of marketable securities, which primarily consists of sales and maturities of highly liquid corporate, U.S. government, U.S. government agency and mortgage backed debt securities used for cash management purposes; (2) a $0.9 billion investment in GMAC LLC; and (3) a $0.5 billion decrease in the liquidation of operating leases. These decreases were partially offset by: (1) a $1.1 billion decrease in acquisitions of marketable securities; and (2) a $0.4 billion decrease in capital expenditures.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Capital expenditures of $1.6 billion and $1.9 billion were a significant use of investing cash in the three months ended March 31, 2009 and 2008, respectively. Capital expenditures were primarily made for global product programs, powertrain and tooling requirements.

Financing Activities

In the three months ended March 31, 2009, we had positive cash flow from financing activities of $9.3 billion compared to negative cash flow from financing activities of $0.7 billion in the corresponding period in 2008. The increase in cash flow from financing activities of $10.1 billion primarily relates to: (1) $10.3 billion in debt borrowings under the UST Loans and UST GMAC Loan; (2) a $0.1 billion decrease in cash dividends paid; partially offset by (3) a $0.4 billion decrease in proceeds from the issuance of long-term debt.

Net Debt

The following table summarizes our net debt balances:

	March 31, 2009	December 31, 2008	March 31, 2008
	(Dollars in millions)
Cash and cash equivalents	$11,448	$14,053	$21,601
Marketable securities	132	141	2,043
Readily-available VEBA assets	—	—	685
Short-term debt and current portion of long-term debt	(25,556)	(16,920)	(8,532)
Long-term debt	(28,846)	(29,018)	(34,757)

Net debt	$(42,822)	$(31,744)	$(18,960)

Other Liquidity Issues

We believe that it is possible that issues may arise under various other financing arrangements from our 2006 restatement of prior consolidated financial statements. These financing arrangements consist principally of obligations in connection with sale/leaseback transactions, derivative contracts, and other lease obligations, including off-balance sheet arrangements, and do not include our public debt indentures. In the current period, we evaluated the effect under these agreements of our restatements and out of period adjustments identified in the current period, including our legal rights with respect to any claims that could be asserted, such as our ability to cure. Based on our review, we believe that, although no assurances can be given as to the likelihood, nature or amount of any claims that may be asserted, amounts at March 31, 2009 subject to possible claims of acceleration, termination or other remedies requiring payments by us are not likely to exceed $2.5 billion, consisting primarily of off-balance sheet arrangements and derivative contracts. Moreover, we believe there may be economic or other disincentives for third parties to raise such claims to the extent they have them. Based on this review, we reclassified obligations from long-term debt to short-term debt of $198 million, $187 million and $212 million at March 31, 2009, December 31, 2008 and March 31, 2008, respectively. To date, we have not received any such claims and we do not anticipate receiving any such claims.

Adjustments made to a derivative that is in an asset or liability position due to counterparty credit rating would reverse as the derivative contract approaches maturity. The effect of the credit adjustment reversal would be accelerated if the contract were settled prior to its maturity. We are currently assessing our derivative positions and we may choose to recoupon or settle certain trades based on economic considerations. When such transactions are executed, they may result in adjustments to earnings and an inflow or outflow of cash based on whether the position is an asset or a liability. The size of such cash flows could be substantial if the derivative position is large.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Non-Cash Charges (Gains)

The following table summarizes our more significant non-cash charges (gains):

	Three Months Ended March 31,
	2009	2008
	(Dollars in millions)
Impairment charges related to GMAC Common Membership Interests	$—	$1,310
Impairment charges related to GMAC Preferred Membership Interests	—	142
Impairment charges related to CAMI investment	28	—
Impairment of equipment on operating leases	39	26
Impairment of long-lived assets	348	—
Gain on secured debt extinguishment	(906)	—
Valuation allowances against deferred tax assets	—	394

Total	$(491)	$1,872

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

DBRS, Moody’s, Fitch, and S&P currently rate our credit at non-investment grade. The following table summarizes our credit ratings at May 1, 2009:

Rating Agency	Corporate	Secured	Senior Unsecured	Outlook
DBRS	CC	CCC (low)	CC	Review-Negative
Fitch	C	CCC	C	Negative
Moody’s	Ca	Caa2	C	Negative
S&P	CC	CCC-	C	Negative

Rating actions taken by each of the credit rating agencies from January 1, 2009 through May 1, 2009 were as follows:

DBRS: April 27, 2009 — Placed our ratings Under Review with Negative Implications.

Fitch: No actions taken.

Moody’s: April 21, 2009 — Downgraded our Secured rating to Caa2 from B3.

S&P: April 10, 2009 — Downgraded our Secured rating to CCC- from CCC and revised the recovery rating to 2 from 1.

Off-Balance Sheet Arrangements

We use off-balance sheet arrangements where the economics and sound business principles warrant their use. Our principal use of off-balance sheet arrangements occurs in connection with the securitization and sale of financial assets and leases.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

We participated in a trade receivables securitization program that expired in September 2008 and was not renewed. As part of this program, we sold receivables to a wholly-owned bankruptcy-remote special purpose entity. The special purpose entity was a separate legal entity that assumed the risks and rewards of ownership of those receivables. Receivables sold under the program were sold at fair market value and were excluded from our consolidated balance sheets. We did not receive any gross proceeds from the sale of receivables under this program in the three months ended March 31, 2008. The banks and the bank conduits had no beneficial interest in the eligible pool of receivables at March 31, 2008. We did not have a retained interest in the receivables sold, but performed collection and administrative functions.

We participate in trade receivable securitization programs in Europe. Some of our direct and indirect subsidiaries have entered into factoring agreements to sell certain trade receivables to banks and to factoring companies. Limits are based on contractually agreed upon amounts and/or on the entities’ balance of participating trade receivables. In the three months ended March 31, 2009, the average facility limits for the participating entities were $50 million in total. The banks and factoring companies had a beneficial interest of $26 million, $16 million, and $11 million in the participating pool of trade receivables at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

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

The following table summarizes assets in off-balance sheet entities:

	March 31, 2009	December 31, 2008	March 31, 2008
	(Dollars in millions)
Assets leased under operating leases	$1,312	$1,373	$2,152
Trade receivables sold	26	16	11

Total	$1,338	$1,389	$2,163

Guarantees Provided to Third Parties

We have provided guarantees related to the residual value of operating leases, certain suppliers’ commitments and other related obligations, and commercial loans made by GMAC and outstanding with certain third parties. The maximum potential obligation under these commitments is $688 million at March 31, 2009. This amount includes a guarantee provided to GMAC in Brazil in connection with dealer floor plan financing, which is secured by a $494 million certificate of deposit purchased from GMAC to which we have title.

In connection with certain divestitures of assets or operating businesses, we have provided guarantees with respect to benefits to be paid to former employees relating to pensions, postretirement health care and life insurance, the most significant of which we provided to Delphi. Since 2005, we have recorded charges of $12.5 billion related to the guarantees provided to Delphi. Due to the uncertainties surrounding Delphi’s ability to emerge from bankruptcy it is reasonably possible that we could record additional charges in the future, but we currently are unable to estimate the amount of range of such losses, if any.

In November 2008, we and GMAC agreed to expand our repurchase obligations for GMAC financed inventory at certain of our dealers. Previously, we were obligated, pursuant to dealer agreements, to repurchase certain GMAC financed inventory, limited to current model year vehicles and prior year model vehicles less than 120 days in dealer inventory, in the event of a termination of the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

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

The maximum potential amount of future payments we could be required to make under this guarantee would be based on the repurchase value of total eligible vehicles financed by GMAC in dealer stock, and is estimated to be $19.3 billion at March 31, 2009. If we are required to repurchase vehicles under this arrangement, the total exposure would be reduced to the extent we are able to resell the vehicles to another dealer. The fair value of the guarantee of $7 million at March 31, 2009, which considers the likelihood of dealers terminating and estimated loss exposure for ultimate disposition of vehicles, was recorded as a reduction of Automotive sales.

Refer to Note 10 to the consolidated financial statements for additional information on guarantees we have provided.

Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which addresses aspects of fair value accounting. Refer to Note 12 to the condensed consolidated financial statements for additional information regarding the adoption and effects of SFAS No. 157.

In the three months ended March 31, 2009, credit market volatility remained high, creating broad credit concerns. If this condition persists it will further affect our ability to manage risks related to market changes in foreign currency exchange rates, interest rates and commodity prices to which we are exposed in the ordinary course of business as most derivative counterparties have already been and may continue to be unwilling to enter into transactions with us due to our credit rating.

In addition, based on the provisions of SFAS No. 157, which require companies to consider nonperformance risk, as part of the measurement of fair value of derivative liabilities, we record changes in the fair value of our derivative liabilities based on our current credit standing. At March 31, 2009 our derivative liabilities were $2.3 billion.

Fair Value Measurements on a Recurring Basis

We used Level 3, or significant unobservable inputs to measure $60 million (or 1.1%) of the total assets that we measured at fair value, and $81 million (or 3.6%) of the total liabilities that we measured at fair value. Level 3 inputs are estimates that require significant judgment and are therefore subject to change.

The more significant assets and liabilities, with the related Level 3 inputs, are as follows:

•

Mortgage-backed and other securities — Level 3 inputs utilized to determine fair value include estimated prepayment and default rates on the underlying portfolio which are embedded in a proprietary discounted cash flow projection model.

•

Warrant — Warrant issued in connection with the UST Loan Agreement. The valuation of the warrant was determined by replication to similar instruments that have observable market based prices and an option pricing model which includes estimated volatility, discount rate, and dividend yield as inputs.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Transfers In and/or Out of Level 3

In the three months ended December 31, 2008, we concluded, due to deterioration in the credit markets and in our financial condition, that adjustments to the fair value of our derivatives due to nonperformance risk required significant judgment for derivative contracts to which certain of our foreign consolidated subsidiaries were party. Nonperformance risk associated with these subsidiaries was estimated based on the credit rating of sovereign comparable companies with similar credit profiles and observable credit ratings together with internal bank credit ratings obtained from the subsidiary’s counterparty banks. At December 31, 2008, derivatives valued using these measurements were classified within Level 3 of the valuation hierarchy. At March 31, 2009, the derivative contracts to which these foreign subsidiaries are party have been transferred from Level 3 into Level 2 as the credit risk of the foreign subsidiaries is now considered to approximate our Corporate nonperformance risk which is observable through the credit default swap market and bond market based on prices for recent trades.

Fair Value Measurements on a Nonrecurring Basis

The following tables summarize assets and liabilities measured at fair value on a nonrecurring basis subsequent to initial recognition:

	March 31, 2009	Fair Value Measurements Using			Three Months Ended March 31, 2009 Total Losses
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in millions)
Assets
Investment in CAMI	$—	$—	$—	$—	$(28)
Long-lived assets	85	—	—	85	(290)
Equipment on operating leases	1,519	—	—	1,519	(16)

Total	$1,604	$—	$—	$1,604	$(334)

	March 31, 2008	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended March 31, 2008 Total Losses
	(Dollars in millions)
Assets
Investment in GMAC Common Membership Interests	$5,391	$—	$—	$5,391	$(1,310)
Investment in GMAC Preferred Membership Interests	902	—	—	902	(142)

Total	$6,293	$—	$—	$6,293	$(1,452)

We review the carrying value of our assets and liabilities measured at fair value on a nonrecurring basis when events and circumstances warrant. This review requires the comparison of the fair value of our assets and liabilities to their respective carrying values. The fair value of our assets and liabilities is determined based on valuation techniques using the best information that is available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge would be recorded whenever a decline in fair value below the carrying value is determined to be other than temporary.

Investment in CAMI

In the three months ended December 31, 2008, we recognized an impairment charge of $25 million for our equity method investee, CAMI. We evaluated CAMI for impairment due to the decline in industry sales in North America, which negatively affected CAMI’s net income and cash flows. Prior to March 1, 2009, we recognized an additional impairment charge of $28 million. Both impairment

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

charges were based on discounted projected cash flows, and were included in Equity income, net of tax. Effective March 1, 2009, we determined that due to changes in contractual arrangements, CAMI became a VIE pursuant to FIN No. 46(R), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” and we are the primary beneficiary, and therefore CAMI was consolidated. As the acquisition date occurred near the end of the reporting period, consolidation was based on provisional estimates of fair value for all acquired assets and liabilities. As fair values are determined and final purchase accounting is completed, the provisional estimates will be retrospectively adjusted to reflect the new information obtained about facts and circumstances that existed at March 1, 2009. Based on our provisional estimates, the equity interests held by us and by the noncontrolling interest had a fair value of approximately $12 million. Total assets were approximately $472 million comprised primarily of property, plant, and equipment, related party accounts receivable and inventory. Total liabilities were approximately $460 million comprised primarily of long-term debt, accrued liabilities and pension and other post-employment benefits. Supplemental pro forma information is omitted as the effect is immaterial.

Long-Lived Asset Impairments

Product-specific assets may become impaired as a result of declines in profitability due to changes in volume, pricing or costs. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with current market risk expectations about those future amounts. Product-specific tooling assets with a carrying value of $375 million were written down to their fair value of $85 million, resulting in an impairment charge of $290 million in the three months ended March 31, 2009.

Equipment on Operating Leases

Vehicles under operating leases may become impaired based on negative economic trends, which can affect the residual values and expected future cash flows of these assets. Negative industry conditions in North America continue to increase the risks and costs associated with vehicle lease financing. The impairment charges related to these assets in the three months ended March 31, 2009 were the result of reduced expectations of the cash flows from these lease arrangements. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with current market risk expectations about those future amounts. Although residual values increased in the three months ended March 31, 2009, we recorded impairment charges related to certain models. Vehicles under operating lease were adjusted to their fair value of $1.5 billion by recognizing and impairment charge of $16 million.

Investments in GMAC Common and Preferred Membership Interests

In 2008 the global economy steadily deteriorated. The United States entered a recessionary period beginning in December 2007 as a result of instability in the credit and mortgage markets, severe declines in residential and homebuilding markets and significant volatility in the prices of oil and other commodities. In 2008, these factors continued to deteriorate and spread beyond the United States initially to Western Europe and then to the emerging markets in South America and Asia. These economic factors initially affected consumer demand for less fuel efficient vehicles, particularly fullsize pick-up trucks and sport utility vehicles, which had been our most profitable products. The continued instability of the credit markets resulted in an extreme lack of liquidity resulting in prominent North American financial institutions declaring bankruptcy, being seized by the Federal Deposit Insurance Corporation or being sold at distressed valuations, and culminated in the U.S. and foreign governments providing various forms of capital infusions to financial institutions. More recently consumer demand for vehicles has contracted due to a decline in the availability of financing and a significant contraction in all consumer spending based on the continued recession in the United States, resulting in vehicle sales at their lowest levels in 16 years.

As a result of these events, as described in more detail in our 2008 Annual Report on Form 10-K, we evaluated our investment in GMAC Common and Preferred Membership Interests and determined that they were impaired and that such impairments were other than temporary in the three months ended March 31, 2008.

Dividends

Dividends may be paid on our common stock when, as, and if declared by our Board of Directors, subject to the consent of the UST and, if in excess of $100 million, the approval of the President’s Designee under the terms of the UST Loans, out of amounts available

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

for dividends under applicable law. Under Delaware law, our Board may declare dividends only to the extent of our statutory “surplus” (i.e., total assets minus total liabilities, in each case at fair market value, minus statutory capital), or if there is no such surplus, out of our net profits for the then current and/or immediately preceding fiscal year.

Our policy is to distribute dividends on our common stock based on the outlook and indicated capital needs of the business. Cash dividends per share of common stock were $0.25 in the three months ended March 31, 2008. In July 2008, our Board of Directors voted to suspend dividends on our common stock indefinitely; therefore no dividends were paid on our common stock in the three months ended March 31, 2009.

Employees

At March 31, 2009, we employed 235,000 employees. The following table summarizes our employment by region:

	March 31, 2009	December 31, 2008	March 31, 2008
	(in thousands)
GMNA	112	116	136
GME	55	55	58
GMLAAM	33	35	35
GMAP	33	35	35
Corporate and other	2	2	2

Total	235	243	266

Salaried	72	73	78
Hourly	163	170	188

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in conformity with United States generally accepted accounting principles, which requires the use of estimates, judgments and assumptions that affect the reported assets and liabilities at the financial statement dates and the reported revenues and expenses for the periods presented. Our significant accounting policies are consistent with those described in Note 3 to the consolidated financial statements in our 2008 Form 10-K. There were no significant changes in our application of our critical accounting policies in the three months ended March 31, 2009. As discussed in Note 2 to our condensed consolidated financial statements, we adopted the provisions of certain accounting standards effective January 1, 2009, including SFAS No. 160 and FSP No. APB 14-1. We believe the accounting policies related to our defined benefit pension and other post retirement benefits plans, deferred taxes, sales incentives, provision for policy, warranty and recalls, impairment of long-lived assets, derivatives, valuation of vehicle operating lease and lease residuals and valuation of cost and equity method investments are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained in MD&A in our 2008 Form 10-K under “Critical Accounting Estimates.” There were no significant changes in our estimates in the three months ended March 31, 2009. We continue to utilize current auction proceeds in the United States and Canada to determine our estimated residual values in our impairment analysis and continue to maintain valuation allowances for a substantial majority of our net deferred tax assets.

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

Accounting Standards Not Yet Adopted

See Note 2 to our condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

In this report and in reports we subsequently file with the SEC on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, we use words like “anticipate,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “impact,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “would,” or the negative of any of those words or similar expressions to identify forward-looking statements that represent our current judgment about possible future events. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors, both positive and negative, that may be revised or supplemented in subsequent reports on SEC Forms 10-K, 10-Q and 8-K. Such factors include among others the following:

•	Our ability to continue as a going concern;

•

Our ability to comply with the requirements of certain loan and security agreements, dated December 31, 2008 (UST Loan Agreement) and January 16, 2009 (UST GMAC Loan Agreement), each between us, the UST and, with respect to the UST Loan Agreement, certain of our domestic subsidiaries, and that certain promissory note, dated as of December 31, 2008, due December 30, 2011 issued by us to the UST with the principal amount of $749 million, referred to together as the UST Loan Agreements, and to restructure our operations on the terms, within the timeframe and pursuant to the approval procedures contemplated by the UST Loan Agreements;

•

Our ability to take actions we believe are important to our long-term strategy, including our ability to enter into certain material transactions outside of the ordinary course of business, due to significant representations and affirmative and negative covenants in the UST Loan Agreements;

•	Our ability to maintain adequate liquidity to fund our planned significant investment in new technology, and, even if funded, our ability to realize successful vehicle applications of new technology;

•

The ability of counterparties to various financing arrangements, joint venture arrangements, commercial contracts and other arrangements to which we and our subsidiaries are party, to exercise rights and remedies under such arrangements, which, if exercised, may have material adverse consequences;

•

The impact of business or liquidity difficulties for us or one or more subsidiaries on other entities in our corporate group as a result of our highly integrated and complex corporate structure and operation;

•	Our ability to obtain certification that we have taken all steps necessary to achieve and sustain our goals in accordance with our Viability Plan, as required by the UST Loan Agreements;

•	Our ability to realize production efficiencies and to achieve reductions in costs as a result of the Viability Plan and the labor modifications;

•

Our ability to restore consumers’ confidence in our viability as a continuing entity and our ability to continue to attract customers, particularly for our new products, including cars and crossover vehicles;

•	Availability of adequate financing on acceptable terms to our customers, dealers, distributors and suppliers to enable them to continue their business relationships with us;

•	Financial viability and ability to borrow of our key suppliers, including Delphi’s ability to address its underfunded pension plans and to emerge from bankruptcy proceedings;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•	Our ability to sell, spin-off or phase out some of our brands as planned, to manage the distribution channels for our products and to complete other planned asset sales;

•	Our ability to qualify for federal funding of our advanced technology vehicle programs under Section 136 of Energy Independence Security Act of 2007;

•	The ability of our foreign operations to successfully restructure and receive adequate financial support from their host governments or other sources;

•

The continued availability of both wholesale and retail financing from GMAC and its affiliates in the United States, Canada and the other markets in which we operate to support our ability to sell vehicles in those markets, which is dependent on GMAC’s ability to obtain funding and which may be suspended by GMAC if GMAC’s credit exposure to us exceeds certain limitations provided in our operating arrangements with GMAC;

•	Overall strength and stability of general economic conditions and of the automotive industry, both in the United States and in global markets;

•	Our ability to maintain adequate liquidity and financing sources and an appropriate level of debt;

•

Continued economic and automotive industry instability or poor economic conditions in the United States and global markets, including the credit markets, or changes in economic conditions, commodity prices, housing prices, foreign currency exchange rates or political stability in the markets in which we operate;

•	Shortages of and increases or volatility in the price of oil;

•	Market acceptance of our new products, including cars and crossover vehicles;

•

Significant changes in the competitive environment, including as a result of industry consolidation, and the effect of competition in our markets, including on our pricing policies or use of incentives;

•	Chrysler LLC’s recent bankruptcy filing and contemplated reorganization, and their effect on the viability of our suppliers and the competitive environment;

•	The ongoing ability of our suppliers to provide systems, components and parts without disruption;

•

Changes in the existing, or the adoption of new, laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of our products, the cost thereof or applicable tax rates;

•	Costs and risks associated with litigation;

•	Significant increases in our pension and other postretirement benefit expenses resulting from changes in the value of plan assets;

•

Changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, including the estimates for Delphi pension benefit guarantees, which could have an effect on earnings;

•

Negotiations and bankruptcy court actions with respect to Delphi’s obligations to us and our obligations to Delphi, negotiations with respect to our obligations under the benefit guarantees to Delphi employees and our ability to recover any indemnity claims against Delphi;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•

Changes in relations with unions and employees/retirees and the legal interpretations of the agreements with those unions with regard to employees/retirees, including negotiations pursuant to the terms of the UST Loan Agreements and the negotiation of new collective bargaining agreements with unions representing our employees in the United States;

•

The effect of ongoing speculation on our business as to whether we will be able to reorganize outside of a bankruptcy proceeding and the effect on our business if we reorganize within a bankruptcy proceeding; and

•	Other risks described from time to time in periodic and current reports that we file with the SEC.

In addition, actual results for GMAC (of which we currently own approximately 60% and which provides a significant amount of financing to our customers and dealers) may differ materially due to numerous important factors that are described in GMAC’s most recent report on SEC Form 10-Q, which may be revised or supplemented in subsequent reports on SEC Forms 10-K, 10-Q and 8-K, including the following:

•

Rating agencies may downgrade the ratings of GMAC or one of its principal subsidiaries, Residential Capital, LLC, in the future, which would adversely affect GMAC’s ability to raise capital in the debt markets at attractive rates and increase the interest that it pays on its outstanding publicly traded notes, which could have a material adverse effect on its results of operations and financial condition;

•

GMAC’s business requires substantial capital, and if it is unable to maintain adequate financing sources, its profitability and financial condition will suffer and jeopardize its ability to continue operations;

•	The profitability and financial condition of GMAC’s operations are dependent upon our operations, and it has substantial credit exposure to us;

•	Recent developments in the residential mortgage market, especially in the nonprime sector, have and may continue to adversely affect GMAC’s revenues, profitability and financial condition;

•

Changes in the competitive markets in which GMAC operates, including increased competition in the automotive financing, mortgage and/or insurance markets or generally in the markets for securitizations or asset sales, could have a material adverse effect on GMAC’s margins;

•	GMAC’s ability to realize the expected benefits of its recent conversion to a bank holding company and to comply with the increased regulation and restrictions to which it is subject as a result;

•	Changes in the existing, or the adoption of new, laws, regulations, policies or other activities of governments, agencies and similar organizations; and

•	Other risks described from time to time in periodic and current reports that GMAC files with the SEC.

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

* * * * * *

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk since December 31, 2008. Refer to Item 7A in our 2008 Form 10-K.

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

Our management, with the participation of our President and CEO and our Executive Vice President and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2009. Based on that evaluation, our CEO and CFO concluded that, at that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were not effective at a reasonable assurance level because of the identification of a material weakness that continues to exist in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. The effect of such a weakness on our disclosure controls and procedures, as well as remediation actions taken and planned, are described in Item 9A, Controls and Procedures, of our Annual Report on Form 10-K for the year ended December 31, 2008.

Remediation and Changes in Internal Controls

We have taken and are continuing to take actions to improve our internal control over financial reporting, including advancing previously identified initiatives to address our material weakness.

As previously reported, we also continue to augment the resources in Corporate Accounting and other key departments by utilizing external resources and performing additional closing procedures in 2009. As a result, we believe that there are no material inaccuracies or omissions of material fact and, to the best of our knowledge, believe that the condensed consolidated financial statements at and for the three months ended March 31, 2009, fairly present in all material respects the financial condition and results of operations in conformity with accounting principles generally accepted in the United States of America.

Other than as described above, there have not been any other changes in our internal control over financial reporting in the three months ended March 31, 2009, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

PART II

Item 1. Legal Proceedings

Canadian Export Antitrust Class Actions

With respect to the previously reported antitrust class action consolidated in the U.S. District Court for the District of Maine, captioned In re New Market Vehicle Canadian Export Antitrust Litigation Cases, and the more than 30 California cases consolidated in the California Superior Court in San Francisco County under the case captions Belch v. Toyota Corporation, et al. and Bell v. General Motors Corporation, oral arguments on the plaintiffs’ motion for class certification and defendants’ motion in limine was heard on April 21, 2009 for the California state court cases.

Also, as previously reported, the U.S. Court of Appeals for the First Circuit also vacated the certification of the damages class and remanded to the U.S. District Court for the District of Maine for determination of several issues concerning federal jurisdiction and, if such jurisdiction still exists, for reconsideration of that class certification on a more complete record. On remand, plaintiffs have again moved to certify a damages class, and defendants again moved for summary judgment and to strike plaintiffs’ economic expert. Oral arguments on the summary judgment motions and motion to strike were heard on March 6, 2009.

Patent Infringement Litigation

On December 23, 2008, Kruse Technology Partnership v. General Motors Corporation was filed in the U.S. District Court for the Central District of California. In Kruse, the plaintiff alleges that we infringe four U.S. patents related to “Internal Combustion Engine with Limited Temperature Cycle” by making and selling Duramax diesel engines, which embody its patented technology. The plaintiff has informed us that it believes that its royalty damages would be significantly more than $100 million. In April 2009, the plaintiff filed a separate patent infringement action against DMAX, Inc., the joint venture between Isuzu Motors America and us that manufactures and assembles mechanical and other components of Duramax diesel engines for sale to us. We are defending Kruse on several grounds, including non-infringement and invalidity of the patents.

Environmental Matters

Greenhouse Gas Lawsuit

In the case of California ex rel. Lockyer v. General Motors Corporation, et al., which has been previously reported, oral argument on plaintiff’s appeal has been scheduled twice, but both dates were vacated at the plaintiff’s request, citing the possibility that California may withdraw its case if greenhouse gas emissions are regulated by the U.S. government under the Clean Air Act. In vacating the oral argument scheduled for May 8, 2009, the court granted a six-month continuance, so that the rescheduled argument would take place on or around October 8, 2009.

* * * * * *

Item 1A. Risk Factors

Unless we successfully implement all key elements of our Revised Viability Plan we may not be able to continue as a going concern, even if we consummate the exchange offers.

Our independent registered public accounting firm issued an opinion on our December 31, 2008 consolidated financial statements that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our recurring losses from operations, stockholders’ deficit and inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. We are seeking to address these matters through the implementation of our Revised Viability Plan. Our future and our ability to continue as a going concern are dependent on a number of factors, including among other things: (1) successfully consummating the exchange offers; (2) receiving approval of our Revised Viability Plan by the U.S. Treasury; (3) successfully implementing the Labor Modifications, VEBA

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Modifications and the U.S. Treasury Debt Reduction; (4) obtaining sufficient financing from the U.S. Treasury, other governmental entities or other sources to continue operations; (5) successfully implementing the operational restructuring actions and improvements contemplated by our Revised Viability Plan; (6) continuing to procure necessary systems, components and parts from Delphi and other suppliers; (7) GMAC continuing to provide financing to our dealers and customers; and (8) consumers’ purchasing our products in substantially higher volumes than currently is the case.

If any of the foregoing are not obtained or achieved, including those that will not have been obtained or achieved before or upon consummation of the exchange offers, we may not be able to continue as a going concern and may be forced to seek relief under the U.S. Bankruptcy Code even if we consummate the exchange offers.

The success of our Revised Viability Plan and our ability to continue as a going concern depend on our ability to obtain significant additional funding from the United States and certain foreign governments.

In the February 17 Viability Plan we submitted to the President’s Designee pursuant to the U.S. Treasury Loan Agreement, we forecasted a need for funding from the U.S. Treasury of $22.5 billion under our baseline scenario and $30.0 billion under our downside scenario (in each case including the $13.4 billion then-outstanding under the U.S. Treasury Loan Agreements, but not including the $749 million promissory note we issued to the U.S. Treasury as part of the compensation for the loans thereunder and the $884 million we borrowed to purchase additional Common Membership Interests in GMAC). In order to execute our Revised Viability Plan, we currently forecast a need for U.S. Treasury funding totaling $27.0 billion, representing the $22.5 billion requested in our February 17 Viability Plan submission under our baseline scenario, plus an additional $4.5 billion needed to implement incremental restructuring actions, cover higher projected negative operating cash flow primarily due to lower forecasted vehicle sales volumes in North America, and to compensate for lower than originally forecasted proceeds from asset sales and other sources of financing, including Section 136 Loans. Our Revised Viability Plan assumes that we receive $5.7 billion of Section 136 Loans and an additional $5.6 billion in funding from foreign governments. We have currently received a total of $15.4 billion under the U.S. Treasury Loan Agreement and the Second U.S. Treasury Loan Agreement (excluding the $882 million of promissory notes issued to the U.S. Treasury as compensation for the loans thereunder and the $884 million we borrowed to purchase additional Common Membership Interests in GMAC).

We currently forecast that we will need an additional $2.6 billion of working capital loans from the U.S. Treasury prior to June 1, 2009 and $9.0 billion thereafter. We cannot assure you that the U.S. Treasury will provide any additional loans. In addition, we do not expect that the Department of Energy will determine that we meet the viability requirement for eligibility to receive Section 136 Loans unless and until the U.S. Treasury approves our Revised Viability Plan. Even if the U.S. Treasury approves our Revised Viability Plan, we cannot be certain that the Department of Energy will approve our requests for Section 136 Loans. We also are in the process of requesting temporary loan support from certain foreign governments, including, Germany, the United Kingdom, Sweden and Thailand. We believe that obtaining funding from these governmental sources will be necessary to continue to operate our business in its anticipated scope. On April 29, 2009 General Motors of Canada Limited entered into a C$3.0 billion credit facility with Export Development Canada, of which C$500 million was advanced on April 30, 2009. Other than the credit facility with Export Development Canada, we have not received any commitment with regard to the additional proposed borrowings from either the U.S. government or any other foreign governments, and there is no assurance that we will be successful in obtaining the additional governmental funding we will need to continue to operate our business. Moreover, even if we receive commitments for the required funding (our receipt of evidence of the U.S. Treasury Commitment is a condition to the consummation of the exchange offers), we do not know what the terms of, and conditions for, borrowing will be and cannot be sure we will be able to satisfy them as and when funding is needed. The failure to obtain sufficient funding from the U.S. government and governments outside the United States in the amounts, at the times and by us or our subsidiary entities as contemplated, may require us to contract or terminate operations, dispose of certain assets or further restructure our company or certain United States or foreign subsidiaries out of court or through in court insolvency or similar proceedings. If we fail to obtain sufficient funding for any reason, we and/or any affected subsidiaries would not be able to continue as a going concern and would likely be forced to seek relief under the U.S. Bankruptcy Code or similar foreign laws.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

If the exchange offers are not consummated, we currently expect to seek relief under the U.S. Bankruptcy Code.

We believe that the substantial debt reduction contemplated by the exchange offers is critical to our continuing viability. In the event we have not received prior to June 1, 2009 sufficient tenders of old notes (including the old Series D notes) to consummate the exchange offers, we currently expect to seek relief under the U.S. Bankruptcy Code.

We believe that seeking relief under the U.S. Bankruptcy Code, if such relief does not lead to a quick emergence from Chapter 11, could materially adversely affect the relationships between us and our existing and potential customers, employees, suppliers, dealers, partners and others. For example:

•

It is likely that such a filing would substantially erode consumers’ confidence in our ability to provide parts and service over the long-term, ensure the availability of warranty coverage (which in the United States may depend on the continuation and consumer perception of the U.S. Government’s warranty program) or maintain acceptable resale values and that as a result there would be a significant and precipitous decline in our global revenues, profitability and cash flow;

•

A significant decline in revenue would endanger the viability of our dealers and suppliers, threaten the ability of GMAC to fund itself and impair its capacity to provide essential wholesale and retail financing to our dealers and customers;

•	Employees could be distracted from performance of their duties, or more easily attracted to other career opportunities;

•	It may be more difficult to attract or replace key employees;

•

Suppliers, dealers and partners (including certain joint-venture partners) could seek to terminate their relationship with us, require financial assurances or enhanced performance, or refuse to provide trade credit on the same terms as prior to the reorganization case under Chapter 11;

•

Lenders to subsidiaries that are not subject to the bankruptcy proceedings could, in certain cases, terminate financing agreements, accelerate amounts due thereunder or otherwise claim an event of default has occurred thereunder;

•

We could be forced to operate in bankruptcy for an extended period of time while we tried to develop a reorganization plan that could be confirmed, which we believe will significantly and permanently impair our business and prospects;

•	Certain of our non-U.S. subsidiaries may be required to seek bankruptcy or similar relief under proceedings outside the United States which would adversely affect their businesses;

•	We may not be able to obtain debtor-in-possession financing to sustain us during the reorganization case under Chapter 11, particularly if we do not have U.S. government support; and

•

If we were not able to confirm and implement a plan of reorganization or if sufficient debtor-in-possession financing were not available, we may be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code.

Even if we successfully consummate the exchange offers, our business, the success of our Revised Viability Plan and our ability to continue as a going concern will be highly dependent on sales volume. In 2008 and through the first quarter of 2009, global vehicle sales declined rapidly and there is no assurance that the global automobile market will recover in the near future or that it will not suffer a significant further downturn.

Our business and financial results are highly sensitive to sales volume, as demonstrated by the effect of sharp declines in vehicle sales in the United States since 2007 and globally during 2008 and the first quarter of 2009. Vehicle sales in the United States have fallen 39% on an annualized basis since their peak in 2007 through March 31, 2009, and sales globally have declined 19% on an annualized basis since their 2007 peak through the same period. The deteriorating economic and market conditions that have driven

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

the drop in vehicle sales, including declines in real estate and equity values, rising unemployment, tightened credit markets, depressed consumer confidence and weak housing markets, are not likely to improve significantly during 2009 and may continue past 2009 and could get worse. Our Revised Viability Plan is based on assumptions that vehicle sales will decline further in 2009 versus 2008 but will gradually begin to recover from the 2009 first quarter “trough” of a seasonally adjusted annual rate of 9.7 million vehicle sales to a full year 2009 calendar year level of 10.5 million and a 2010 calendar year level of 12.5 million. GM dealers in the United States sold 413,000 vehicles during the first quarter of 2009, which represents a decline of approximately 49% compared to the same period in 2008. The baseline sales assumption in our Revised Viability Plan for the United States in 2009 is 2,048,000 vehicles, which is based on a baseline industry vehicle sales forecast for 2009 of 10.5 million total vehicles sold in the United States. Our market share forecast for 2009 is 19.5% in the United States. Sales volumes may decline more severely or take longer to recover than we expect, however, and if they do, our results of operations and financial condition and the success of our Revised Viability Plan will be materially adversely affected.

If we do not receive the certification of viability from the President’s Designee by June 1, 2009, we expect to seek relief under the U.S. Bankruptcy Code.

Pursuant to the terms and conditions of the U.S. Treasury Loan Agreement, following the February 17 Viability Plan submission to the U.S. Treasury, we submitted an updated report detailing our progress in implementing our Viability Plan. On March 30, 2009, the President’s Designee (as established under the U.S. Treasury Loan Agreement) found that our Viability Plan, in its then-current form, was not viable and would need to be revised substantially in order to lead to a viable GM. In conjunction with this announcement the administration agreed that it would offer us adequate working capital financing for a period of 60 days while it worked with us to develop and implement a more accelerated and aggressive restructuring that would provide us with a sound long-term financial foundation. The U.S. Treasury also postponed until June 1, 2009, the requirement under the U.S. Treasury Loan Agreement that the President’s Designee provide the certification of viability from the President’s Designee that we have complied with the requirements of the restructuring mandated by the U.S. Treasury Loan Agreement. If we do not we receive the certification of viability from the President’s Designee by June 1, 2009, then absent a further waiver, which we have no reason to believe would be forthcoming, the maturity of all loans currently outstanding under the U.S. Treasury Loan Agreement and the Second U.S. Treasury Loan Agreement, which currently total $16.3 billion, will accelerate and become due and payable on the thirtieth day after June 1, 2009. In these circumstances, we would not have sufficient liquidity to pay the accelerated indebtedness and would be required to seek relief under the U.S. Bankruptcy Code.

We expect to issue a substantial amount of our common stock in connection with the exchange offers, the U.S. Treasury Debt Conversion and the VEBA Modifications, and we cannot predict the price at which our common stock will trade following the exchange offers.

Assuming full participation in the exchange offers: (1) approximately 60 billion shares of our common stock will be issued in connection with the exchange offers, the U.S. Treasury Debt Conversion and the VEBA Modifications, which would represent approximately 99% of our pro forma outstanding common stock; and (2) the percentage of our pro forma outstanding common stock to be held by: (i) holders of old notes tendered in the exchange offers would be approximately 10%; (ii) the U.S. Treasury (or its designee) and the New VEBA would be approximately 89%; and (iii) our existing common stockholders would be approximately 1%.

We cannot predict what the demand for our common stock will be following the exchange offers, how many shares of our common stock will be offered for sale or be sold following the exchange offers or the price at which our common stock will trade following the exchange offers. Some of the holders of old notes may be investors that cannot or are unwilling to hold equity securities and may therefore seek to sell the shares of our common stock that they receive in the exchange offers. There are no agreements or other restrictions that prevent the sale of a large number of our shares of common stock immediately following the exchange offers. The shares of our common stock offered pursuant to this prospectus in exchange for the old notes have been registered with the SEC. As a consequence, those shares will, in general, be freely tradable in the United States. Sales of a large number of shares of our common stock after the exchange offers could materially depress the trading price of our common stock.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

If the U.S. Treasury Debt Conversion occurs, the U.S. Treasury (or its designee) will likely own a controlling interest in us and its interests may differ from those of our other stockholders.

In accordance with the U.S. Treasury Debt Conversion, we expect to issue shares of our common stock to the U.S. Treasury (or its designee) that would consist of at least 50% of our pro forma common stock ownership upon consummation of the exchange offers. We currently are in discussions with the U.S. Treasury regarding the governance of our company following consummation of the exchange offers and therefore we cannot assure you as to what role the U.S. Treasury will play. Absent other arrangements, as a result of its ownership of our common stock, the U.S. Treasury will be able to elect all of our directors and to control the vote on substantially all matters brought for a stockholder vote. In addition, through its stockholder voting rights and election of directors, and its role as a significant lender to us, the U.S. Treasury will be able to exercise significant influence and control over our business if it elects to do so. For example, the U.S. Treasury will be able (if it elects to do so) to influence matters including:

•	The selection and tenure and compensation of our management;

•	Our business strategy;

•	Our relationship with our employees, unions and other constituencies; and

•	Our financing activities, including the issuance of debt and equity securities.

In the future we may also become subject to new and additional government regulations regarding various aspects of our business as a result of the U.S. government’s ownership in (and financing of) our business. These regulations could make it more difficult for us to compete with other companies that are not subject to similar regulations.

To the extent the U.S. Treasury elects to exercise influence or control over us, its interests (as a government entity) may differ from those of our other stockholders.

In addition, the U.S. Treasury’s ability to prevent any change in control of us could also have an adverse effect on the market price of our common stock. The U.S. Treasury may also, subject to applicable securities laws, transfer all or any of its portion of our common stock to another person or entity and, in the event of such a transfer, that person or entity could become the controlling stockholder.

Even if we successfully consummate the exchange offers, inadequate liquidity could materially adversely affect our business operations in the future.

Even if we successfully consummate the exchange offers, we will require substantial liquidity to implement long-term cost savings and restructuring plans, continue capital spending to support product programs and development of advanced technologies, and meet scheduled term debt and lease maturities, in each case as contemplated by our Revised Viability Plan. If we continue to operate at or close to the minimum cash levels necessary to support our normal business operations, we may be forced to further curtail capital spending, research and development and other programs that are important to the future success of our business. Our suppliers might respond to an apparent weakening of our liquidity position by requesting quicker payment of invoices or other assurances. If this were to happen, our need for cash would be intensified.

In the three months ended December 31, 2008, our available liquidity dropped below the level necessary to operate our business. Although we received significant liquidity through our borrowings pursuant to the U.S. Treasury Loan Agreement, we will require significant additional funding during the remainder of 2009 and beyond to operate our businesses given the current business environment and therefore our required liquidity could be significantly higher than we currently anticipate. In addition to the availability of governmental funding, our ability to maintain adequate liquidity through 2009 and beyond will depend significantly on the volume and quality of vehicle sales, the continuing curtailment of operating expenses and capital spending and the completion of some of our planned asset sales. Our forecasted liquidity needs are sensitive to changes in each of these and other factors.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Our Revised Viability Plan relies in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our Revised Viability Plan may be unsuccessful and we may be unable to continue as a going concern.

Our Revised Viability Plan relies in large part upon assumptions and analyses that we developed based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions as reflected in our Revised Viability Plan depends on a number of factors, including but not limited to:

•

Our ability to obtain adequate liquidity and financing sources and establish an appropriate level of debt, including our ability to consummate the exchange offers and negotiate the VEBA Modifications with VEBA-settlement class;

•	Our ability to realize production efficiencies and to achieve reductions in costs as a result of the turnaround restructuring and the Labor Modifications;

•	Our ability to restore consumers’ confidence in our viability as a continuing entity and to attract sufficient customers, particularly for our new products, including cars and crossover vehicles;

•	The availability of adequate financing on acceptable terms to our customers, dealers, distributors and suppliers to enable them to continue their business relationships with us;

•	The continued financial viability and ability to borrow of our key suppliers, including Delphi’s ability to address its under funded pension plans and to emerge from bankruptcy proceedings;

•	Our ability to sell, spin-off or phase out some of our brands as planned, to manage the distribution channels for our products and to complete other planned asset sales;

•

Our ability to qualify for federal funding for our advanced technology vehicle programs under Section 136 of EISA, which we believe is dependent on our ability to demonstrate our viability to the U.S. Treasury;

•	The ability of our foreign operations to successfully restructure and receive adequate financial support from their host governments and other sources;

•

The continued availability of both wholesale and retail financing from GMAC and its affiliates in the United States, Canada and the other markets in which we operate and to support our ability to sell vehicles in those markets, which is dependent on GMAC’s ability to obtain funding and which may be suspended by GMAC if GMAC’s credit exposure to us exceeds certain limitations provided in our operating arrangements with GMAC; and

•	The overall strength and stability of general economic conditions and of the automotive industry, both in the United States and in global markets.

In addition, our Revised Viability Plan relies upon financial projections, including with respect to: (1) revenue growth and improvements in earnings before interest, taxes, depreciation and amortization margins; (2) growth in earnings and cash flow; (3) the amounts of future pension contributions; (4) the value and operating results of unconsolidated subsidiaries; (5) the value of expected asset sales; and (6) the amounts of other restructuring costs, including those related to Delphi. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we describe in our Revised Viability Plan. Consequently, there can be no assurance that the results or developments contemplated by our Revised Viability Plan will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of our Revised Viability Plan and our ability to continue as a going concern.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Chrysler’s bankruptcy filing is likely to further aggravate the financial pressures and liquidity issues faced by automotive suppliers, which could disrupt the availability of the systems, components and parts that we need to manufacture our automotive products.

On April 30, 2009, Chrysler LLC and certain of its affiliates filed petitions in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of the United States Bankruptcy Code. In connection with its bankruptcy filing, Chrysler announced that most of its manufacturing operations will be temporarily idled beginning May 4, 2009. We expect that the resulting decline in automotive production volumes and the risk that payments owed to suppliers by Chrysler may be disrupted as a result of Chrysler’s bankruptcy filing will further exacerbate the financial and liquidity pressures facing automotive suppliers. The extent to which Chrysler’s bankruptcy filing adversely affects automotive suppliers is likely to depend on how quickly Chrysler is able to emerge from bankruptcy and how successful it is in achieving its restructuring goals. The failure of automotive suppliers on whom we rely would result in a disruption in the availability of the systems, components and parts that we need to manufacture our automotive products.

Failure of our suppliers due to current economic conditions, or as a result of Chrysler’s bankruptcy filing or other adverse developments affecting our industry, to provide us with the systems, components and parts that we need to manufacture our automotive products and operate our business could result in a disruption in our operations and have a material adverse effect on our business.

We rely on many suppliers to provide us with the systems, components and parts that we need to manufacture our automotive products and operate our business. In recent years, a number of these suppliers, including but not limited to Delphi, have experienced severe financial difficulties and solvency problems, and some have sought relief under the U.S. Bankruptcy Code or similar reorganization laws. This trend has intensified in recent months due to the combination of general economic weakness, sharply declining vehicle sales and tightened credit availability that has affected the automobile industry generally. The substantial reduction in production volumes that we plan is likely to intensify this trend, particularly in view of Chrysler’s announcement that it will temporarily idle most of its manufacturing facilities beginning May 4, 2009 and volume reductions implemented by other of our competitors, who frequently purchase from the same suppliers that we do. Suppliers that are substantially dependent on our purchases may encounter difficulties in obtaining credit or may receive an opinion from their independent public accountants regarding their financial statements that includes a statement expressing substantial doubt about their ability to continue as a going-concern, which could trigger defaults under their financing or other agreements or impede their ability to raise new funds. Our suppliers might respond to an apparent weakening of our liquidity position and address their own liquidity needs by requesting faster payment of invoices or other assurances. If this were to happen, our need for cash would be intensified, and we might be unable to make payments to our suppliers as they become due.

When comparable situations have occurred in the past, our suppliers have attempted to increase their prices to us, pass through increased costs, alter payment terms or seek other relief. In instances where our suppliers have not been able to generate sufficient additional revenues or obtain the additional financing they need to continue their operations, either through private sources or government funding, some have been forced to reduce their output, shut down their operations or file for bankruptcy protection. Such actions are likely to increase our costs, create challenges to meeting our quality objectives and in some cases make it difficult for us to continue production of certain vehicles. To the extent we take steps in such cases to help key suppliers remain in business, that would adversely affect our liquidity. It may also be difficult to find a replacement for certain suppliers without significant delay.

Even if the VEBA Modifications are implemented, we would be obligated to contribute a significant amount of cash to fund the New VEBA in the relatively near future.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Even if we successfully consummate the exchange offers, our indebtedness and other obligations will continue to be significant. If the current economic environment does not improve, we will not be able to generate sufficient cash flow from operations to satisfy our obligations as they come due, and as a result we would need additional funding, which may be difficult to obtain.

Even if we successfully consummate the exchange offers, and complete the other steps of our Revised Viability Plan, we will continue to have a significant amount of indebtedness and other obligations. On a pro forma basis at December 31, 2008, assuming holders of 90% of the aggregate principal amount (or, in the case of discount notes, accreted value) of our outstanding series of unsecured notes that are included in the exchange offers have been tendered, our outstanding consolidated indebtedness would have been approximately $25.3 billion. In addition, as described above, under our Revised Viability Plan we forecast that we will need significant additional borrowings from the U.S. government and certain foreign governments, as a result of which, our total debt outstanding would increase.

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

•	Make it more difficult for us to satisfy our obligations;

•	Make us more vulnerable to adverse economic and industry conditions;

•	Limit our ability to withstand competitive pressures;

•	Limit our ability to fund working capital, capital expenditures and other general corporate purposes;

•	Make us more vulnerable to any continuing downturn in general economic conditions and adverse developments in our business; and

•	Reduce our flexibility in responding to changing business and economic conditions.

If current economic conditions do not improve as and to the extent contemplated by our Revised Viability Plan, we will not be able to generate sufficient cash flow from operations in the future to allow us to service our debt, pay our other obligations as required and make necessary capital expenditures, in which case we might be forced to seek additional financing, dispose of certain assets, minimize capital expenditures or seek to refinance some or all of our debt. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

Despite our current levels of indebtedness, we and our subsidiaries are permitted to incur additional indebtedness in certain circumstances and take other actions that could increase the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including secured indebtedness. Although the agreements governing certain of our indebtedness, including the U.S. Treasury Loan Agreement, contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. If we or our subsidiaries incur additional indebtedness, the risks associated with our substantial leverage would increase.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Our Revised Viability Plan contemplates that we restructure our operations in various foreign countries, but we may not succeed in doing so, and that could have a material and adverse effect on our business.

Our Revised Viability Plan contemplates that we restructure our operations in various foreign countries and we are actively working to accomplish this. For example, Saab Automobile AB (Saab) filed for reorganization protection under the laws of Sweden in February 2009. In connection with this reorganization, we have contacted a number of bidders and have provided them with information regarding Saab’s operations. Saab may receive third party financing in its reorganization, but we currently do not intend to make any additional investments in Saab. In March 2009, we reached an agreement with the Canadian Auto Workers Union, which we expect will reduce the legacy costs associated with General Motors of Canada Limited’s operations by approximately C$930 million. This agreement is contingent upon our successfully receiving longer term funding from the government of Canada for our Canadian operations. On April 29, 2009, GMCL entered into a C$3.0 billion 3-year short-term bridge loan facility with Export Development Canada (EDC), under which C$500 million was advanced on April 30, 2009. Since the EDC facility is considered to be a bridge financing and not a long-term financing, the receipt of this financial support has not satisfied the longer term financing contingency in the agreement. At this time, we cannot assure you that any further funding will be received under the facility (including if we are unable to satisfy the various conditions to further borrowings thereunder). We are also continuing to work towards a restructuring of our German and certain other European operations, which could include a third party investment in Adam Opel GmbH (one of our existing German subsidiaries) that would own all or a significant part of our European operations. We are currently in talks with the German government and several parties with respect to such an investment. In addition, we are pursuing restructurings of our operations in other foreign countries and engaging in discussions with other foreign governments regarding financial support for our foreign operations. We cannot be sure that we will be able to successfully complete any of the contemplated restructurings, or if we do, what the terms will be. Restructurings, whether or not ultimately successful, often involve significant disruption to the business and diversion of management attention away from business operations, and may involve labor disruptions, all of which can adversely affect the business. Moreover, most of our restructurings require significant financing from foreign governments or other sources, which may be difficult to obtain, or if available, may be on terms that are unfavorable to us. In addition, restructurings (like the one currently being pursued for our German and certain European operations) may involve the sale of significant equity interests to lenders or investors, which could significantly reduce our ownership interest and control over the affected operations, and could adversely impact other operations in our company. We cannot assure you that any of our contemplated restructurings will be completed or achieve the desired results, and if we cannot successfully complete the restructurings out of court, we may seek to, we or the directors of the relevant entity may be compelled to, or creditors may force us to, seek relief under applicable local bankruptcy, reorganization, insolvency or similar laws, where we may lose control over the outcome of the restructuring process due to the appointment of a local receiver, trustee or administrator (or similar official) or otherwise and which could result in a liquidation and us losing all or a substantial part of our interest in the business. A bankruptcy, reorganization, insolvency or similar proceeding with respect to one or more of our subsidiaries could also result in a cross default or other default under one or more material financing or other arrangements to which we or one or more of our subsidiaries are a party (even though we or such subsidiaries are not the subject of the bankruptcy, reorganization, insolvency or similar proceeding), and such defaults also could, individually or collectively, have a material adverse effect on our ability to successfully implement our Revised Viability Plan and on our consolidated financial position and results of operations, and could, under certain circumstances, result in us or the relevant subsidiaries seeking, or creditors forcing the relevant entity or entities to seek, relief under applicable bankruptcy, reorganization, insolvency or similar laws.

If we consummate the exchange offers we expect to lose a significant amount of our tax attributes.

We expect to realize cancellation of indebtedness income (COD income) as a result of the restructuring of our debt obligations, including the exchange offers, to the extent that the value of our common stock issued in satisfaction of our debt obligations is less than the adjusted issue price of such debt obligations. The exact amount of any COD income that will be realized by us will not be determinable until the closing of the exchange offers.

To the extent we are considered solvent from a tax perspective immediately prior to the completion of the exchange offers and the cancellation of indebtedness occurs outside of a reorganization case under Chapter 11, the resulting COD income recognized by us may generally be offset by our available net operating losses, net operating loss carryforwards and other tax attributes. Any amount of COD income in excess of such available attributes could result in a current tax liability.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

To the extent we are considered insolvent from a tax perspective immediately prior to the completion of the exchange offers, any COD income would be excludible from our taxable income, but only up to the amount by which we are insolvent. If the discharge of our debt obligations were to occur in a reorganization case under Chapter 11, all COD income would be excludible from our taxable income.

If and to the extent any amount attributable to the cancellation of indebtedness is excluded from income pursuant to the insolvency or the bankruptcy exceptions, we will generally be required to reduce our tax attributes, including, but not limited to, our current year net operating losses, net operating loss carryforwards, credit carryforwards and basis in certain assets. If our realized COD income exceeds our available tax attributes to offset it, such excess is permanently excluded from income.

As a result, whether or not COD income is included in income or exempt by reason of the insolvency or bankruptcy exceptions, we expect that the exchange offers will result in a significant reduction in, and possible elimination of, our tax attributes.

We currently have substantial net operating loss carryforwards and certain other tax attributes that are available to offset COD income and, possibly, taxable income in future years. However, Section 382 of the Internal Revenue Code of 1986, as amended (the Tax Code) provides that, if a corporation undergoes an ownership change, its ability to use its net operating loss carryforwards and certain other tax attributes could thereafter be subject to limitation under Section 382 of the Tax Code. Despite this general rule, no annual limitation will apply to an ownership change resulting from a restructuring plan of a taxpayer that is required pursuant to the taxpayer’s loan with the U.S. Treasury under the Emergency Economic Stabilization Act of 2008.

In addition, according to an IRS Notice, stock issued to the U.S. Treasury pursuant to the Automotive Industry Financing Program is not considered to increase the U.S. Treasury’s ownership of the issuing entity for purposes of Section 382 of the Tax Code. We are undertaking the exchange offers and the U.S. Treasury Debt Conversion to meet our debt reduction obligations that are part of the restructuring requirements of the U.S. Treasury Loan Agreement. There can be no assurance however, that these or subsequent events involving our stock (including the disposition by the U.S. Treasury of its shares of our common stock acquired pursuant to the U.S. Treasury Debt Conversion) will not give rise to an ownership change that is subject to the limitations under Section 382 of the Tax Code. Our inability to use our net operating loss carryforwards and other tax attributes could have an adverse impact on our financial position and results of operations.

In addition, to the extent that we have or incur any debt obligations to the U.S. Treasury following the U.S. Treasury Debt Conversion, the deductibility of interest thereon may be limited under Section 163(j) of the Tax Code.

Negative developments in the availability or terms of consumer credit through GMAC or other sources materially adversely affected our sales in 2008 and may have a similar effect in 2009.

Based on our historical relationship, GMAC finances a significant percentage of our global vehicle sales and virtually all of our U.S. sales involving subsidized financing such as below-market interest rates. Due to conditions in credit markets particularly later in 2008 and the three months ended March 31, 2009, GMAC experienced severe difficulty accessing new funding, and other sources of financing, other than through governmental programs such as the Troubled Asset Relief Program, were not readily available to fully meet GMAC’s role in supporting our dealers and their retail customers. As a result, the number of vehicles sold with a subsidized financing rate or under a lease contract declined rapidly in the second half of the year, with lease contract volume dropping to zero by the end of 2008. This had a significant effect on our vehicles sales overall, since many of our competitors have captive finance subsidiaries that were better capitalized than GMAC and thus were able to offer consumers subsidized financing and leasing offers.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

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

In addition, the operating arrangements with us under which GMAC provides vehicle financing, including advances to us against delivery of vehicles in transit to dealers and financing to dealers and consumers, include certain limitations on GMAC’s unsecured and total credit exposure to us, as calculated based on various factors.

Some of these factors, such as the residual value of vehicles held as collateral by GMAC and GMAC’s assessment of the credit risk of dealers, are beyond our control, and under certain circumstances some of these factors could fluctuate materially within a short period. GMAC’s credit exposure to us can also be significantly affected by our subsidized financing programs. If we were to file bankruptcy or take certain actions after such a filing, the factors affecting calculation of GMAC’s credit exposure to us are likely to produce a material increase in GMAC’s exposure. In the event that GMAC’s exposure to us exceeds the contractual limits for these or other reasons, GMAC has the right to suspend extending credit to us, including funding in-transit deliveries, participating in our subsidized financing programs and taking other actions under our arrangements that generate credit exposure to us. In the past, when the limit has been exceeded, GMAC has demanded, and we have made, cash payments to GMAC to reduce the amount of GMAC’s credit exposure to us, and there can be no assurance that GMAC will not seek material payments from us in the future in order to satisfy the credit exposure limits.

Were we to fail to make such a payment, GMAC could suspend the financing activities described above which would severely adversely affect our business.

Because of our dependence on GMAC, we are subject to risks associated with other developments in the business and financial condition of GMAC, including events relating to us.

Because of our dependence on GMAC for the financing of a significant percentage of our global vehicle sales and virtually all of our U.S. sales involving subsidized financing such as sales incentives, as well as dealer financing for wholesale purchases, we are subject generally to risks associated with business and financial developments at GMAC. Moreover, if we were to file bankruptcy or take certain actions after such a filing it could result in events of default or early amortization events under certain of GMAC’s credit facilities. Further, the acquisition of control of our company by the U.S. Treasury or any sale by us of an interest in GMAC as a result of our restructuring activities could trigger a change of control event of default under these facilities. An event of default or early amortization event under GMAC’s facilities could seriously impair its ability to obtain financing and therefore to provide financing to support our vehicle sales.

Even if we successfully consummate the exchange offers, we and our subsidiaries are party to various financing arrangements, joint venture arrangements, commercial contracts and other arrangements that under certain circumstances give, or in some cases may give, the counterparty the ability to exercise rights and remedies under such arrangements which, if exercised, may have material adverse consequences.

We and our subsidiaries are party to various financing arrangements, joint venture arrangements, commercial contracts and other arrangements that give, or in some cases may give, the counterparty the ability to exercise rights and remedies upon the occurrence of a material adverse effect or material adverse change (or similar event), certain insolvency events, a default under certain specified other obligations or a failure to comply with certain financial covenants. Recent deteriorations in our business and that of certain of our subsidiaries may make it more likely that counterparties will seek to exercise rights and remedies under these arrangements. The counterparty could have the ability, depending on the arrangement, to, among other things, terminate or dissolve the arrangement, purchase our interests or require us to purchase interests in the joint venture at a price that is not favorable to us or require early repayment of amounts owed by us or our subsidiaries and in some cases payment of penalty amounts. In these cases, we intend to enter into discussions with the counterparties where appropriate to seek a waiver under, or amendment of, the arrangements to avoid or minimize any potential adverse consequences. We cannot assure you that we will be successful in avoiding or minimizing the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

adverse consequences which may, individually or collectively, have a material adverse effect on our ability to successfully implement our Revised Viability Plan and on our consolidated financial position and results of operations. A default under one or more of these agreements could also result in a cross default or other default under one or more other material arrangements to which we or one or more of our subsidiaries are a party (even though we or such subsidiaries were not parties to the agreement originally in default), and such defaults also could, individually or collectively, have a material adverse effect on our ability to successfully implement our Revised Viability Plan and on our consolidated financial position and results of operations, and could, under certain circumstances, result in us or the relevant subsidiaries seeking, or creditors forcing the relevant entities to seek, relief under applicable bankruptcy, reorganization, insolvency or similar laws. In addition, certain of our financing arrangements are terminable by the counterparty at any time (or on short notice) for any reason. The recent deteriorations in our business and that of certain of our subsidiaries may make it more likely that counterparties will seek to exercise their termination rights, which could, individually or collectively, have a material adverse effect on our ability to successfully implement our Revised Viability Plan and on our consolidated financial position and results of operations.

We have a highly integrated and complex corporate structure and operations and therefore if we or one or more of our subsidiaries have business or liquidity difficulties, it could have a material adverse impact on other entities in our corporate group.

We have a highly integrated and complex corporate structure and operation, with a wide range of intercompany transactions between us and our subsidiaries or among our subsidiaries. For example, various entities in our corporate group sell or provide parts or other products or services to other entities in the group. If as a result of business difficulties or for any other reason one or more of the entities does not buy from or sell to other entities as anticipated, it could materially and adversely affect those other entities. In addition, many of the entities in our corporate group participate in a complex global cash management system that manages cash pooling and foreign currency exchange risk and acts as a clearinghouse for payables by various entities to vendors. As part of this cash management system, entities deposit, lend and borrow money within the group on a regular basis. To the extent one or more entities in the group experiences business or liquidity difficulties, it may not be able to (or may choose not to) repay funds it has borrowed from other entities, which could have a material adverse effect on the lending entities. In addition, although generally required by our corporate policies to do so, entities could decide not to continue to participate in the global cash management system, which could have a material adverse effect on the other participants. Because we currently operate with, and for the foreseeable future expects to continue to operate with, minimal excess liquidity and are subject to significant restrictions under the U.S. Treasury Loan Agreements on our ability to fund other entities within the corporate group, our ability to finance any shortfalls arising between the entities may be limited. Any disruptions in the contemplated intercompany transactions could have a material adverse effect on one or more entities in the group.

Our pension and OPEB expenses and funding obligations are expected to increase significantly as a result of the weak performance of financial markets and its effect on plan assets.

Our future funding obligations for our U.S. defined benefit pension plans qualified with the IRS and our estimated liability related to OPEB plans depend upon the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine funding levels, the level of benefits provided for by the plans, actuarial data in healthcare inflation trend rates, and experience and any changes in government laws and regulations. Our employee benefit plans currently hold a significant amount of equity and fixed income securities. Due to our contributions to the plans and to the strong performance of these assets during prior periods, our U.S. hourly and salaried pension plans were consistently overfunded from 2005 through 2007, which allowed us to maintain a surplus without making additional contributions to the plans. However, due to significant declines in financial markets and a deterioration in the value of our plan assets, as well as the coverage of additional retirees, including certain Delphi hourly employees, we may need to make significant contributions to our U.S. pension plans in 2013 and beyond, assuming that interest rates remain at December 31, 2008 levels and pension fund assets earn 8.5%, annually, going forward. Our pension funds earned 10.7% in 2007 and had losses of 11.0% in 2008 and 7.4% in the three months ended March 31, 2009. There is no assurance that interest rates will remain constant or that our pension fund assets can earn 8.5% annually, and our actual experience may be significantly more negative. In addition, our Canadian pension plans are currently significantly underfunded, which we expect will also require us to make significant additional annual contributions in the future. At December 31, 2008, our Canadian pension plans were underfunded by approximately $4.3 billion, on a U.S. GAAP basis. Our pension and OPEB expenses and funding may also be greater than we currently anticipate if our assumptions regarding plan earnings and expenses turn out to be incorrect.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

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

The U.S. Treasury Loan Agreements contain significant representations and affirmative and negative covenants that may restrict our ability to take actions management believes are important to our long-term strategy, including our ability to enter into certain material transactions outside of the ordinary course of business.

The U.S. Treasury Loan Agreement and the similar provisions of the Second U.S. Treasury Loan Agreement contain representations and warranties, affirmative covenants requiring us to take certain actions and negative covenants restricting our ability to take certain actions. The affirmative covenants impose obligations on us with respect to, among other things, financial and other reporting to the U.S. Treasury (including periodic confirmation of compliance with certain expense policies and executive privilege and compensation requirements), any financial covenants that may be imposed, use of proceeds of asset sales, maintenance of facility collateral and other property, payment of obligations, compliance with various restrictions on executive privileges and compensation, a corporate expense policy, progress on our Revised Viability Plan, and a cash management plan.

Under the U.S. Treasury Loan Agreement, we are prohibited from entering into any proposed transaction outside the ordinary course of business that is valued at more than $100 million if it is determined that the transaction would be inconsistent with, or detrimental to, our long-term viability. In addition, the U.S. Treasury Loan Agreement restricts our ability to manage our liquidity on a global basis by placing significant limitations on our ability to make intercompany loans to or equity investments in our foreign subsidiaries.

The negative covenants in the U.S. Treasury Loan Agreement generally apply to us and our U.S. subsidiaries that provided guarantees of our obligations under that agreement and restrict us with respect to, among other things, transactions with affiliates, granting liens, distributions on capital stock, amendments or waivers of certain documents, prepayments of senior loans, entering into new indebtedness, making investments (including in our foreign subsidiaries), ERISA and other pension fund matters, maintenance of facility collateral, sales of assets and entering into or amending joint venture agreements.

Compliance with the representations, warranties and affirmative and negative covenants contained in the U.S. Treasury Loan Agreement could restrict our ability to take actions that management believes are important to our long-term strategy. If strategic transactions we wish to undertake are prohibited or inconsistent with, or detrimental to, our long-term viability, our ability to execute our long-term strategy could be materially adversely affected. In addition, monitoring and certifying our compliance with the U.S. Treasury Loan Agreement requires a high level of expense and management attention on a continuing basis.

Although we expect that a substantial portion of the U.S. Treasury Debt outstanding under the U.S. Treasury Loan Agreements at June 1, 2009 will be exchanged for our common stock in connection with the U.S. Treasury Debt Conversion, we anticipate that any continuing and future financing provided by the U.S. Treasury will be provided either under these agreements or under similar agreements but it could be provided under agreements or with terms that are significantly more restrictive and less favorable for us.

The U.S. Treasury Debt Conversion will, or in some cases may, give counterparties to some financing arrangements, joint venture arrangements, commercial contracts and other arrangements to which we or our subsidiaries are party (or by which we or they are otherwise affected) the ability to exercise rights and remedies under such arrangements which, if exercised, may have material adverse consequences.

The issuance of our common stock in connection with the U.S. Treasury Debt Conversion will, or in some cases may, be considered a change of control for purposes of some of the financing arrangements, joint venture arrangements, employee benefits plans, commercial contracts and other arrangements to which we and our subsidiaries are a party, entitling the counterparty or beneficiary to exercise rights and remedies. The counterparty or beneficiary could have the ability, depending on the arrangement, to, among other

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

things, terminate the arrangement, require early repayment of amounts owed by us or our subsidiaries and in some cases payment of penalty amounts, require specified payments, or purchase our joint venture interest or otherwise require the dissolution of the joint venture. In these cases we intend to enter into discussions with the counterparties where appropriate to seek a waiver under, or amendment of, the arrangements to avoid or minimize any potential adverse consequences. We cannot assure you that we will be successful in avoiding or minimizing the adverse consequences which, individually or collectively, may have a material adverse effect on our ability to successfully implement our Revised Viability Plan (which does not reflect the impact of any such adverse consequences, financial or otherwise) and on our consolidated financial position and results of operations.

GMAC and its subsidiaries are also parties to certain financing and other arrangements that have similar change of control provisions (as a result of our current or historic ownership interest in GMAC and the significant commercial relationships between us) that will, or in some cases may, be triggered by the issuance of our common stock in connection with the U.S. Treasury Debt Conversion. If GMAC is unable to successfully avoid or minimize the adverse consequences under those arrangements, it and we could be adversely affected.

As part of our Revised Viability Plan, we have reduced compensation and headcount for our management and non-management salaried employees, which may materially adversely affect our ability to hire and retain salaried employees.

As part of the cost reduction initiatives in our Revised Viability Plan, we have discontinued salary increases, imposed reduction in salaries for at least six months ranging from 30% or more for the most highly paid executives to 3% for salaried employees who earn more than a specified minimum and reduced benefits to a level that we believe is significantly lower than offered by other major corporations. The U.S. Treasury Loan Agreement restricts the compensation that we can provide to our top executives as well as prohibits certain types of compensation or benefits for any employees. At the same time, we have substantially decreased the number of salaried employees and will further reduce the number, so that the workload is shared among fewer employees and in general the demands on each salaried employee are increased. Companies in similar situations have experienced significant difficulties in hiring and retaining highly skilled employees, particularly in competitive specialties. Given our compensation structure and increasing job demands, there is no assurance that we will be able to hire and retain the employees whose expertise is required to execute our Revised Viability Plan while at the same time developing and producing vehicles that will stimulate demand for our products.

Our plan to reduce the number of our retail channels and core brands and to consolidate our dealer network is likely to reduce our total sales volume, may not create the structural cost savings we anticipate and is likely to result in restructuring costs that may materially adversely affect our result of operations.

As part of our Revised Viability Plan, we will focus our resources in the U.S. on our four core brands: Chevrolet, Cadillac, Buick and GMC. The current Viability Plan accelerates the timing of resolutions for Saab, HUMMER and Saturn versus the February 17 Viability Plan. Resolutions for Saab and HUMMER have been accelerated to 2009 from 2010 in the February 17 Viability Plan. Resolution for Saturn has been accelerated to 2009. In conjunction with accelerated nameplate elimination, there is no planned investment for Pontiac, and therefore the brand will be phased out by the end of 2010. We also intend to consolidate our dealer network by reducing the total number of our dealers by approximately 50% between 2009 and 2014. We anticipate that this reduction in retail outlets, core brands and dealers will result in structural costs savings over time, but there is no assurance that we will realize the savings we expect. Based on our experience and the experiences of other companies that have eliminated brands, models and/or dealers, we believe that our total sales volume is likely to decline because of these reductions, possibly significantly. In addition, executing the phase-out of retail channels and brands and the reduction in the number of our dealers will require us to terminate established business relationships. There is no assurance that we will be able to terminate all of these relationships, and if we are not able to terminate substantially all of these relationships we would not be able to achieve all of the benefits we have targeted in our Revised Viability Plan. We anticipate that negotiating these terminations on an individual basis will require considerable time and expense. In addition, we will be required to comply with a variety of national and state franchise laws, which will limit our flexibility and increase our costs. There is no assurance that these negotiations will be successful or that our dealers or other affected parties, such as retail outlets, will not pursue remedies through litigation and, if so, that we would prevail in such litigation or would not be required to pay judgments in excess of negotiated settlements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Part of our Revised Viability Plan involves the sale of some of our businesses, which will be difficult to execute both because of the weakness of the industry and the lack of available credit to finance an acquisition.

We are pursuing a combination of operating and related initiatives as part of our Revised Viability Plan, including asset sales, to generate incremental cash flows. The businesses that we are contemplating selling are involved in the automotive industry by supplying either components to us and other original equipment manufacturers (OEMs) or services to our retail customers. In light of the current weak demand for our products and deterioration of the automotive industry in general, the number of potentially interested buyers is limited, and the price we might receive for such assets would be significantly lower than it might have been in previous years. In addition, to the extent that buyers would require credit to finance their purchases of our assets, the contraction in the credit market would significantly restrict their ability to pay us in cash, which we require for liquidity under our Revised Viability Plan. Accordingly, even if we are able to consummate the asset sales that we have included in our Revised Viability Plan, we may be forced to accept lower prices than we have anticipated or other payment terms that are less favorable than assumed in our Revised Viability Plan.

In addition, we are required to dispose of a large portion of our equity interest in GMAC. In connection with GMAC’s conversion to a bank holding company, we have committed to the Board of Governors of the Federal Reserve that we will reduce our ownership interest in GMAC to less than 10% of the voting and total equity interest of GMAC by December 24, 2011. Pursuant to our understanding with the U.S. Treasury, all but 7.4% of our common equity interest in GMAC will be placed in one or more trusts by May 24, 2009, for ultimate disposition.

The trustee(s) will be independent from us, and will be responsible for disposing of GMAC common equity interests held in trust. Given the current economic environment, there is no assurance that the trustee will be able to dispose of the remaining portion of common equity interest in GMAC on terms that are favorable to us.

Delphi is unlikely to emerge from bankruptcy in the near-term without government support and possibly may not emerge at all.

In January 2008, the U.S. Bankruptcy Court entered an order confirming Delphi’s plan of reorganization and related agreements including certain agreements with us. On April 4, 2008 Delphi announced that, although it had met the conditions required to substantially consummate its plan of reorganization, including obtaining exit financing, Delphi’s plan investors refused to participate in a closing that was commenced but not completed on that date. The current credit markets, the lack of plan investors and the challenges facing the automotive industry make it difficult for Delphi to emerge from bankruptcy. As a result, it is unlikely that Delphi will emerge from bankruptcy in the near-term without government support, and it is possible that it may not emerge successfully or at all. We believe that Delphi will continue to seek alternative arrangements to emerge from bankruptcy, but there can be no assurance that Delphi will be successful in obtaining any alternative arrangements.

Delphi’s debtor-in-possession financing (DIP Financing) was scheduled to mature on December 31, 2008 and Delphi has been operating under a forbearance agreement with its DIP Financing lenders since December 12, 2008 (the Accommodation Agreement) which contains various milestone requirements that, if not satisfied, trigger termination of the forbearance. Delphi was unable to satisfy some of these milestones, resulting in further amendments to the Accommodation Agreement in each of January, February, March and April of 2009. On May 7, 2009, the U.S. Bankruptcy Court approved another amendment to the Accommodation Agreement, subject to certain conditions to effectiveness, which provides that the Delphi DIP Accommodation Agreement is scheduled to terminate on June 2, 2009 unless a term sheet between Delphi, us and the UST is agreed upon on or before May 21, 2009 and deemed satisfactory to the Delphi DIP lenders on or before June 1, 2009.

Our ability to assist Delphi further by providing additional financial support or assuming additional Delphi obligations to its workforce and retirees is restricted by the terms of the U.S. Treasury Loan Agreement. If Delphi is unable to successfully emerge from bankruptcy in the near-term, it may be forced to sell all of its assets. As a result, we may be required to pay additional amounts to secure the parts we need until alternative suppliers are secured or new contracts are executed with the buyers of Delphi’s assets. We may also consider acquiring some of Delphi’s manufacturing operations in order to ensure supply of parts.

In addition, in conjunction with the spin-off of Delphi from us in 1999 we entered into certain agreements with the UAW; the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers—Communication Workers of America (IUE- CWA) and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Union (USW) that provided contingent benefit guarantees covering certain former U.S. hourly employees who became employees of Delphi (the Benefit Guarantee Agreements). These agreements were triggered on the basis set forth in the September 2008 individual Implementation Agreements (the Implementation Agreements) executed between us and Delphi and the UAW, IUE-CWA and USW, respectively. Under these Implementation Agreements, we could have additional liabilities for certain pension obligations to employees formerly covered by the Benefit Guarantee Agreements in the event of a termination of the Delphi hourly pension plan.

We may not have adequate liquidity to fund our planned significant investment in new technology, and, even if funded, a significant investment in new technology may not result in successful vehicle applications.

We intend to invest approximately $5.4 billion in 2009 to support our products and to develop new technology, and after 2009 we anticipate our investments will range between $5.3 billion and $6.7 billion per year. In addition, in our Revised Viability Plan as required by the U.S. Treasury Loan Agreement, we committed to invest heavily in alternative fuel and advanced propulsion technologies between 2009 and 2012, largely to support our planned expansion of hybrid and electric vehicles, consistent with our announced objective of being recognized as the industry leader in fuel efficiency. Congress provided the U.S. Department of Energy with $25.0 billion in funding to make direct loans to eligible applicants for the costs of re-equipping, expanding, and establishing manufacturing facilities in the United States to produce advanced technology vehicles and components for these vehicles. We have submitted three applications for Section 136 Loans aggregating $10.3 billion to support our advanced technology vehicle programs. On April 6, 2009, the Department of Energy determined, based on the finding by the President’s Designee under the U.S. Treasury Loan Agreement that our Viability Plan as of March 30, 2009 was not viable, that we did not meet the financial viability requirements for Section 136 Loans. We do not expect that the Department of Energy will determine that we meet the viability requirement for eligibility to receive Section 136 Loans unless the U.S. Treasury approves our Revised Viability Plan, and there is no assurance that the Department of Energy will determine our projects are the ones that should receive loan funding or that we will be able to comply with the requirements of the program. Our Revised Viability Plan currently assumes we will receive $5.7 billion of Section 136 Loans. Moreover, if we are not able to execute our Revised Viability Plan or if our Revised Viability Plan does not provide us with adequate liquidity, we may be forced to reduce, delay or cancel our planned investments in new technology in order to maintain adequate liquidity to fund our business operations and meet our obligations as they come due.

In some cases, the technologies that we plan to employ, such as hydrogen fuel cells and advanced battery technology are not yet commercially practical and depend on significant future technological advances by us and by suppliers. For example, we have announced that we intend to produce by November 2010 the Chevrolet Volt, an electric car, which requires battery technology that has not yet proven to be commercially viable. There can be no assurance that these advances will occur in a timely or feasible way, that the funds that we have budgeted for these purposes will be adequate or that we will be able to establish our right to these technologies. Moreover, our competitors and others are pursuing the same technologies and other competing technologies, in some cases with more money available, and there can be no assurance that they will not acquire similar or superior technologies sooner than we do or on an exclusive basis or at a significant price advantage.

Shortages of and volatility in the price of oil have caused and may continue to cause diminished profitability due to shifts in consumer vehicle demand.

Continued volatile oil prices throughout 2008 contributed to weaker demand for some of our higher margin vehicles, especially our full-size sport utility vehicles, as consumer demand shifted to smaller, more fuel-efficient vehicles, which provide us with lower profit margins and in recent years have represented a smaller proportion of our sales volume in North America. Fullsize pick-up trucks, which are generally less fuel efficient than smaller vehicles, provided more than 21.7% of our North American sales in 2008, compared to a total industry average of 12.1% of sales. Demand for traditional sport utility vehicles and vans also declined during the same period. Any future increases in the price of gasoline in the United States or in our other markets or any sustained shortage of oil could further weaken the demand for such vehicles, which could reduce our market share in affected markets, decrease profitability and have a material adverse effect on our business.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Our continued ability to achieve structural and materials cost reductions and to realize production efficiencies for our automotive operations is critical to our ability to achieve our Revised Viability Plan and return to profitability.

We are continuing to implement a number of structural and materials cost reduction and productivity improvement initiatives in our automotive operations, including substantial restructuring initiatives for our North American operations. Our future competitiveness depends upon our continued success in implementing these restructuring initiatives throughout our automotive operations, especially in North America. In addition, while some of the elements of structural cost reduction are within our control, others such as interest rates or return on investments, which influence our expense for pension and OPEB, depend more on external factors, and there can be no assurance that such external factors will not materially adversely affect our ability to reduce our structural costs.

A significant amount of our operations are conducted by joint ventures that we cannot operate solely for our benefit.

Many of our operations, particularly in emerging markets, are carried on by jointly owned companies such as GM Daewoo or Shanghai GM. In joint ventures we share ownership and management of a company with one or more parties who may not have the same goals, strategies, priorities or resources as we do. In general, joint ventures are intended to be operated for the equal benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time consuming procedures for sharing information and making decisions. In joint ventures, we are required to pay more attention to our relationship with our co-owners as well as with the joint venture, and if a co-owner changes, our relationship may be materially adversely affected. In addition, the benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures.

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

We are affected significantly by a substantial amount of governmental regulations that increase costs related to the production of our vehicles and affect our product portfolio. We anticipate that the number and extent of these regulations, and the costs and changes to our product lineup to comply with them, will increase significantly in the future. In the United States and Europe, for example, governmental regulation is primarily driven by concerns about the environment (including CO2 emissions), vehicle safety, fuel economy and energy security. These government regulatory requirements significantly affect our plans for global product development and may result in substantial costs, which can be difficult to pass through to our customers, and may result in limits on the types of vehicles we sell and where we sell them, which can affect revenue.

The CAFE requirements mandated by the U.S. government pose special concerns. The EISA, enacted in December 2007, will require significant increases in CAFE requirements applicable to cars and light trucks beginning in the 2011 model year in order to increase the combined U.S. fleet average for cars and light trucks to at least 35 mpg by 2020, a 40% increase. The estimated cost to the automotive industry of complying with this new standard will likely exceed $100 billion, and our compliance cost could require us to alter our capital spending and research and development plans, curtail sales of our higher margin vehicles, cease production of certain models or even exit certain segments of the vehicle market. We remain committed to meeting or exceeding the requirements of the EISA, all federal fuel economy standards in the 2010-2015 model years, and to working closely with the Administration on future requirements, including any changes needed to our product and financial plans to meet such requirements. We anticipate that to comply with these higher standards we will be required to sell a significant volume of hybrid or electrically powered vehicles throughout the United States, as well as develop new technologies for conventional internal combustion engines.

There is no assurance that we will be able to produce and sell vehicles that use such technologies at a competitive price, or that our customers will purchase such vehicles in the quantities necessary for us to comply with these higher CAFE standards.

In May 2008 the National Highway Traffic Safety Administration (NHTSA) published a proposal to set the car and truck standards for the 2011 through 2015 model years. A draft final rule for those model years was completed, but not issued. On January 26, 2009, President Obama issued a memorandum requesting NHTSA to divide its rulemaking into two parts. First, he requested the agency to issue a final rule adopting CAFE standards for the 2011 model year only. Second, President Obama requested NHTSA to establish standards for the 2012 model year and later after considering the appropriate legal factors, the comments filed in response to the May 2008 proposal, the relevant technological and scientific considerations, and, to the extent feasible, a forthcoming report by the National Academy of Sciences, mandated under section 107 of EISA, assessing existing and potential automotive technologies and costs that can practicably be used to improve fuel economy. NHTSA published its 2011 standards on March 30, 2009. The standards that NHTSA finally adopts with respect to the 2012-2015 model years may be stricter than the proposed rule provided, which would exacerbate the challenges in and costs of compliance.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In addition, California and 13 other states have adopted the AB 1493 Rules, establishing CO2 emission standards that effectively impose increased fuel economy standards for new vehicles sold in those states, and other states are considering adopting similar standards. We do not believe that it is technically possible for us to comply with the requirements of the AB 1493 Rules based on our current product portfolio and the extent of technical improvements that we believe are possible in the near future. If stringent CO2 emission standards are imposed on us on a state-by-state basis, the result could be even more disruptive to our business than the higher CAFE standards discussed above. The AB 1493 Rules have been challenged in litigation in several states and have been upheld in certain cases. At this time the AB 1493 Rules are not enforceable because the Environmental Protection Agency (EPA) denied California a waiver of federal preemption pursuant to the Clean Air Act. In January 2009, President Obama ordered the EPA to reconsider whether the automobile emission standards of California or other states, such as the AB 1493 Rules, should receive a waiver of federal preemption. There is no assurance that states will not be permitted to adopt a variety of emission standards that are stricter than the federal requirements, or that the federal rules will not be changed to require lower emissions and higher fuel economy, possibly to an extent that is not technically feasible.

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

In addition to the effect on GMAC of the residual value of off-lease vehicles, we are also negatively affected more directly by decreases in the residual value of off-lease vehicles through our residual support programs, our ownership of lease-related assets and the effect of leasing activity on our retail sales. We record an estimate of marketing incentive accruals for residual support and risk sharing programs when vehicles are sold to dealers. To the extent the residual value of off-lease vehicles decreases, we are required to increase our estimate of the residual support required to be provided to GMAC to subsidize leases or increase risk sharing payments to GMAC. We also own certain lease-related assets that GMAC paid to us as a dividend prior to the consummation of our sale of 51% controlling ownership interest in GMAC to FIM Holdings, the value of which would be impaired by decreases in the residual value of off-lease vehicles. In addition, because of the severe decline in expected lease residual values, leasing transactions currently are infrequently available to our end-use customers, and when they are available are markedly more expensive than other types of financing. Because customers who prefer leasing may not be able to obtain or afford to lease our vehicles, they may defer a purchase or buy a vehicle from a manufacturer that offers leasing on more attractive terms. Any one or more of these consequences could have a material adverse effect on our business.

The pace of introduction and market acceptance of new vehicles is important to our success and the frequency of new vehicles introductions may be materially adversely affected by our reductions in capital expenditures.

Our competitors have introduced new and improved vehicle models designed to meet consumer expectations, and will likely continue to do so. Our profit margins, sales volumes and market shares may decrease if we are unable to produce models that compare favorably to these competing models. Because of the downturn in vehicle sales that we have experienced, we have reduced the levels of capital expenditures that we expect to incur in the near future and as a result, we expect in the next few years to introduce new models less frequently than we have recently. If we are unable to produce new and improved vehicle models on a basis consistent with the models introduced by our competitors, demand for our vehicles may be materially adversely affected. Further, the pace of our development and introduction of new and improved vehicles depends on our ability to successfully implement improved technological innovations in design, engineering and manufacturing. If our cost reductions pursuant to our Revised Viability Plan reduce our ability to develop and implement improved technological innovations, demand for our vehicles may be materially adversely affected.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

We have determined that our internal controls over financial reporting are currently not effective. The lack of effective internal controls could materially adversely affect our financial condition and ability to carry out our Revised Viability Plan.

Our management team for financial reporting, under the supervision and with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our internal controls. As of December 31, 2008, they concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective. Until we are successful in our effort to remediate the material weakness in our internal control over financial reporting, it may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, although we continually review and evaluate our internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal controls over financial reporting. Any such additional weakness or failure to remediate existing weakness could adversely affect our financial condition or ability to comply with applicable legal requirements of our Revised Viability Plan.

Our businesses outside the United States expose us to additional risks that may materially adversely affect our business.

Approximately 64% of our vehicle unit sales in 2008 and the three months ended March 31, 2009 were generated outside the United States, and we intend to continue to pursue growth opportunities for our business in a variety of business environments outside the United States. Operating in a large number of different regions and countries exposes us to political, economic and other risks as well as multiple foreign regulatory requirements that are subject to change, including:

•	Multiple foreign regulatory requirements that are subject to change, including foreign regulations restricting our ability to sell our products in those countries;

•	Differing local product preferences and product requirements, including fuel economy, vehicle emissions and safety;

•	Differing labor regulations and union relationships;

•	Consequences from changes in tax laws;

•

Difficulties in obtaining financing in foreign countries for local operations and significant restrictions under the U.S. Treasury Loan Agreements on our ability to provide financing to our businesses operating in foreign countries; and

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

Consolidation and other changes within the automotive industry may provide our competitors with cost or strategic advantages.

We believe that the continuing crisis in the global automotive industry is likely to cause significant changes in ownership and consolidation among vehicle manufacturers and other industry participants. These changes could have a material impact on our

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

business. Strategic initiatives and restructuring activities may create opportunities. If industry consolidation occurs among our competitors, they may be able to reduce their fixed costs, achieve higher levels of penetration in the markets in which we compete, gain access to new technologies and take advantage of other synergies. These consolidations by our competitors could lead to increased competition with more efficient manufacturers in the markets in which we operate and have a material adverse effect on our business.

If the U.S. Treasury Debt Conversion occurs, any future sales of our common stock by the U.S. Treasury could adversely affect the market for our common stock.

We cannot assure you as to if, when, how or to whom the U.S. Treasury may transfer any of our common stock that it would receive if the U.S. Treasury Debt Conversion occurs (or the warrants held by the U.S. Treasury are exercised), or the effect, if any, that future sales (whether public or private) by the U.S. Treasury of our common stock would have on the market price of such stock. Sales or other transfers of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock. If the U.S. Treasury sells or transfers shares of our common stock (or the warrant) as a block, another person or entity could become a controlling shareholder of our company.

Our common stock may be delisted from the New York Stock Exchange.

Our common stock is currently listed on the NYSE. We may fail to comply with the continued listing requirements of the NYSE, and the failure to do so may result in the delisting of our common stock. NYSE rules require, among other things, that the minimum listing price of our common stock be at least $1.00 for more than 30 consecutive trading days. If we fail to comply with the minimum listing price requirement and are unable to cure such defect within the six months following the receipt of any notice from the NYSE regarding our failure to achieve the minimum listing price of our common stock, the NYSE may delist our common stock. Delisting will have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock may decline and become more volatile. Delisting could also make it more difficult for us to raise additional capital. While we hope that the reverse stock split will have the effect of increasing the minimum bid price of our common stock, the minimum bid price may not increase, at all or for any period of time, and we may not be successful in maintaining the listing of our common stock on the NYSE.

If our common stock is deemed a penny stock, its liquidity may be materially adversely affected.

If the market price for our common stock continues to remain below $5.00 per share, our common stock may be deemed to be a penny stock. If our common stock is considered a penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be delivered to each purchaser of a penny stock, disclosing sales commissions and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Because of these additional conditions, some brokers may choose to not effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock.

Any future issuance of preference shares, preferred shares or additional shares of common stock could adversely affect the rights of holders of our common stock, which may negatively impact your investment in our common stock.

Our board of directors is authorized to issue additional shares of common stock and additional classes or series of preference stock and preferred stock without any action on the part of the stockholders. The Board of Directors also has the power, without stockholder approval, to set the terms of any such classes or series of preference stock or preferred stock that may be issued, including voting rights dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution or winding up of our business and other terms. If we issue shares of preferred stock or preference stock in the future that have a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up, or if we issue shares of preference stock or preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market price of the common stock could be adversely affected. In addition, we may issue additional common

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

stock or preference or preferred shares convertible into our common stock in connection with any further financial assistance from, or the equitization of any existing debt financing provided by, the U.S. Government or the governments of other countries in which we operate. Any such issuance could have a negative effect on the market price of our common stock.

Risks Related to Our Ownership Interest in GMAC

Other than with respect to the risk factors provided below, there have been no material changes to the Risk Factors described in GMAC’s 2008 Annual Report on Form 10-K.

GMAC’s business and the businesses of its subsidiaries, including Residential Capital, LLC (ResCap), require substantial capital, and continued disruption in GMAC’s funding sources and access to the capital markets would continue to have a material adverse effect on its liquidity and financial condition.

GMAC’s liquidity and ongoing profitability are, in large part, dependent upon its timely access to capital and the costs associated with raising funds in different segments of the global capital markets. GMAC depends and will continue to depend on its ability to access diversified funding alternatives to meet future cash flow requirements and to continue to fund its operations. GMAC’s funding strategy and liquidity position have been significantly adversely affected by the ongoing stress in the credit markets that began in the middle of 2007. These adverse conditions reached unprecedented levels through 2008, and have continued in recent months. The capital markets remain highly volatile and access to liquidity has been significantly reduced. These conditions, in addition to the reduction in GMAC’s credit ratings, have resulted in increased borrowing costs and its inability to access the unsecured debt markets in a cost-effective manner. This has resulted in an increased reliance on asset-backed and other secured sources of funding, which also has been constrained in the current environment. Some of these facilities have not been renewed placing additional pressure on GMAC’s liquidity position, and its inability to renew loans and facilities as they mature would have a further negative impact on its liquidity position. It could become more difficult for GMAC to renew loans and facilities as many lenders and counterparties are also facing liquidity and capital challenges as a result of the current stress in the financial markets. Furthermore, certain of GMAC’s credit facilities include change of control provisions that may become triggered as a result of changes in its ownership that will occur, and if GMAC is unable to minimize any adverse consequences with respect to those facilities, its liquidity position could be adversely affected. GMAC also has significant maturities of unsecured debt each year. Approximately $11.8 billion of GMAC’s outstanding unsecured long-term debt matures in 2009, and $6.9 billion matures in 2010. In order to retire these instruments, GMAC either will need to refinance this debt, which will be very difficult should the current volatility in the credit markets continue or worsen, or generate sufficient cash to retire the debt.

Upon GMAC’s approval to become a bank holding company, it received a $5 billion investment from the U.S. Treasury under their Troubled Asset Relief Program (TARP). As part of an agreement with Chrysler LLC (Chrysler) to provide automotive financing products and services to Chrysler dealers and customers, GMAC expects that the U.S. government will provide GMAC with additional equity capital to support its financing of Chrysler dealers and customers and will also provide GMAC with a guarantee related to certain losses it may incur in connection with providing such financing. If the U.S. Treasury is unable or unwilling to provide such equity capital, GMAC would not be obligated to finance Chrysler dealers and customers. The inability or unwillingness of the U.S. government to provide this additional equity capital or to reimburse certain losses would have a material adverse impact on GMAC’s ability to provide financing to Chrysler dealers and customers, and if as a result it determined not to fund Chrysler dealers and customers, it would not realize the potential benefits of that relationship. Separately, as a result of the Supervisory Capital Assessment Program, GMAC has committed that no later than November 9, 2009 it will have increased the common shareholder equity component of Tier 1 capital by $11.5 billion. By the same date, GMAC is required to increase overall Tier 1 capital by $9.1 billion. If GMAC is unable to successfully raise this capital, it could have a material impact on GMAC’s business, results of operation, and financial position.

Eligibility to participate in further government funding programs, such as the Temporary Liquidity Guarantee Program (the TLG Program), is subject to the approval of various governmental authorities, which may include the Federal Reserve Board, the U.S. Treasury and the FDIC, and such approvals are subject to numerous conditions. GMAC may not be successful in completing the actions or satisfying the conditions required by the Federal Reserve to obtain approval for further government funding. GMAC’s inability to do so could have a material adverse effect on its business, results of operations, and financial position.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Furthermore, GMAC has recently provided a significant amount of funding to ResCap, and ResCap remains heavily reliant on support from GMAC in meeting its liquidity and capital requirements. Any negative events with respect to ResCap could serve as a further drain on GMAC’s financial resources.

ResCap’s liquidity has also been adversely affected, and may be further adversely affected in the future, by margin calls under certain of its secured credit facilities that are dependent in part on the lenders’ valuation of the collateral securing the financing. Each of these credit facilities allows the lender, to varying degrees, to revalue the collateral to values that the lender considers to reflect market values. If a lender determines that the value of the collateral has decreased, it may initiate a margin call requiring ResCap to post additional collateral to cover the decrease. When ResCap is subject to such a margin call, it must provide the lender with additional collateral or repay a portion of the outstanding borrowings with minimal notice. Any such margin call could harm ResCap’s liquidity, results of operations, financial condition, and business prospects. Additionally, in order to obtain cash to satisfy a margin call, ResCap may be required to liquidate assets at a disadvantageous time, which could cause it to incur further losses and adversely affect its results of operations and financial condition. Furthermore, continued volatility in the capital markets has made determination of collateral values uncertain compared to historical experience, and many of ResCap’s lenders are taking a much more conservative approach to valuations. As a result, the frequency and magnitude of margin calls has increased, and GMAC expects both to remain high compared to historical experience for the foreseeable future.

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

The profitability and financial condition of GMAC’s operations are heavily dependent upon the performance, operations, and prospects of us.

Our dealers, customers, employees and retirees comprise a significant portion of GMAC’s customers. As a result, a significant adverse change in our business, including significant adverse changes in our liquidity position and access to the capital markets, the production or sale of our vehicles, the quality or resale value of our vehicles, the use of our marketing incentives, our relationships with our key suppliers, our relationship with the UAW and other labor unions, and other factors impacting us or our employees, or a bankruptcy by us, could have a significant adverse effect on GMAC’s profitability and financial condition.

GMAC provides vehicle financing through purchases of retail automotive and lease contracts with retail customers of primarily our dealers. GMAC also finances the purchase of new and used vehicles by our dealers through wholesale financing, extends other financing to our dealers, provides fleet financing for our dealers to buy vehicles they rent or lease to others, provides wholesale vehicle inventory insurance to our dealers, provides automotive extended service contracts through our dealers, and offers other services to our dealers. In 2008, GMAC’s share of our retail sales and sales to dealers were 32% and 81%, respectively, in markets where we operate. For the three months ended March 31, 2009, these percentages were 18% and 37%, respectively. As a result, our level of automobile production and sales directly impacts GMAC’s financing and leasing volume, the premium revenue for wholesale vehicle inventory insurance, the volume of automotive extended service contracts, and the profitability and financial condition of our dealers to whom GMAC provides wholesale financing, term loans, and fleet financing. In addition, the quality of our vehicles affects GMAC’s obligations under automotive extended service contracts relating to such vehicles. Further, the resale value of our vehicles, which may be impacted by various factors relating to our business such as brand image, the number of new vehicles produced or reduction in core brands, affects the remarketing proceeds GMAC receives upon the sale of repossessed vehicles and off-lease vehicles at lease termination.

GMAC’s Global Automotive Finance operations are highly dependent on our sales volume. In 2008 and continuing into the three months ended March 31, 2009, global vehicle sales declined rapidly, and there is no assurance that the global automotive market, or

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

our share of that market, will not suffer a significant further downturn. Vehicle sales volume could be further adversely impacted by any restructuring that would reduce the number of our retail channels and core brands or consolidate our dealer network.

In the event that we or any of our significant subsidiaries were to file for bankruptcy, sales volume could decrease as a result of a reduction in consumer confidence, and our business could be otherwise materially adversely affected. This would in turn have a materially adverse impact on GMAC’s business. In addition, pursuant to contractual arrangements with GMAC, whenever we offer vehicle financing and leasing incentives to customers (e.g., lower interest rates than market rates), we will do so exclusively through GMAC, subject to certain limitations and exceptions. In the event of our bankruptcy, it is possible that we would reject this exclusivity arrangement with GMAC. If we did so, this could have a material adverse effect on GMAC’s business, profitability and financial condition. On April 27, 2009, we announced that we had commenced a public exchange offer related to certain of our unsecured notes as part of our overall restructuring plan. We indicated in our disclosures that we expect to seek bankruptcy relief if the public exchange offer is not consummated. Consummation of the exchange offers is subject to several conditions, including that the results are satisfactory to the U.S. Treasury.

It is difficult to predict with certainty all the consequences of bankruptcy by us. However, there may be systemic economic impacts, such as increased unemployment rates, that could further impact GMAC’s business.

GMAC has substantial credit exposure to us, and a bankruptcy by us could impact certain of its funding facilities.

GMAC has entered into various operating and financing arrangements with us. As a result of these arrangements, GMAC has substantial credit exposure to us.

As a marketing incentive, we may sponsor residual support programs for retail leases as a way to lower customer’s monthly payments. Under residual support programs, the contractual residual value is adjusted above GMAC’s standard residual values. At lease origination, we pay GMAC the present value of the estimated amount of residual support we expect to owe at lease termination. When the lease terminates, we make a payment to GMAC if the estimated residual support payment is too low. Similarly, GMAC makes a payment to us if the estimated residual payment is too high and we overpaid GMAC. Additionally, under what we refer to as lease pull-ahead programs, customers are sometimes encouraged to terminate leases early in conjunction with the acquisition of a new GM vehicle. As part of these programs, GMAC waives all or a portion of the customer’s remaining payment obligation under the current lease. Under most programs, we compensate GMAC for the foregone revenue from the waived payments. Since these programs generally accelerate GMAC’s remarketing of the vehicle, the resale proceeds are typically higher than otherwise would have been realized had the vehicle been remarketed at lease contract maturity. The reimbursement from us for the foregone payments is, therefore, reduced by the amount of this benefit. We make estimated payments to GMAC at the end of each month in which customers have pulled their leases ahead. As with residual support payments, these estimates are adjusted once all the vehicles that could have been pulled ahead have terminated and been remarketed. To the extent that the original estimates were incorrect, we or GMAC may be obligated to pay each other the difference, as appropriate under the lease pull-ahead programs. We are also responsible for risk sharing on returned lease vehicles in the United States and Canada whose resale proceeds are below standard residual values (limited to a floor). In addition, we may sponsor rate support programs, which offer rates to customers below the standard market rates at which GMAC purchases retail contracts (such as 0% financing). Under rate support programs, we are obligated to pay GMAC the present value of the difference between the customer rate and our standard rates. The amount of this payment is determined on a monthly basis based on subvented contract originations in a given month, and payment for our rate support obligation is due to GMAC on the 15th of each following month.

GMAC’s credit exposure to us is significant. At March 31, 2009, GMAC had $2.0 billion in secured exposure, which includes primarily wholesale vehicle financing to our dealerships, notes receivable from us, and vehicles leased directly to us. GMAC further had $2.0 billion in unsecured exposure, which includes estimates of payments from us related to residual support and risk-sharing agreements. If we were to file for bankruptcy, payment on GMAC’s unsecured exposures could be delayed or might not occur at all. In addition, GMAC would become an unsecured creditor of us to the extent that proceeds from the sale of collateral related to secured exposures are insufficient to repay our obligations to GMAC. Under the terms of certain agreements between GMAC and us, GMAC has the right to offset certain of its exposures to us against amounts GMAC owes to us.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In connection with GMAC’s dealer floorplan securitizations, if we either: (1) become subject to liquidation under Chapter 7 of the U.S. Bankruptcy Code or a similar provision of state or federal law; or (2) cease to operate as an automobile manufacturer or undertake to sell all or substantially all of our automobile manufacturing assets or business, in either case, after a petition has been filed under Chapter 11 of the U.S. Bankruptcy Code or a similar provision of state or federal law, then an early amortization event will occur with respect to such securitizations. Principal collections on the dealer accounts will be paid in accordance with the transactions documents, and no additional borrowings may be made during an early amortization period. In addition, if either of the two specific events were to occur as indicated above, an immediate event of default would occur under GMAC’s $11.4 billion secured revolving credit facility that it entered into in June 2008. In this circumstance, all amounts outstanding under this facility would become immediately due and payable and, if the amounts outstanding were not repaid, the collateral securing the facility could be sold by the lender under the facility.

GMAC may not realize anticipated benefits in connection with its new relationship with Chrysler, which has recently filed for bankruptcy protection.

GMAC has recently announced that it entered into an agreement with Chrysler to provide automotive financing products and services to Chrysler dealers and customers, pursuant to which it will be the preferred provider of new wholesale financing for Chrysler dealer inventory. If GMAC is unable to obtain additional equity capital from the U.S. Treasury to support its financing of Chrysler dealers and customers, it will be unable to provide the anticipated level of financing to Chrysler dealers and customers. Furthermore, there is uncertainty related to Chrysler’s bankruptcy process and its proposed industrial alliance with Fiat SpA, and as a result GMAC’s relationship with Chrysler and its ability to recover any payments or obligations owed to GMAC by Chrysler during Chrysler’s bankruptcy process could be negatively impacted.

* * * * * *

Item 5. Other Information

THE RESTRUCTURING

Background of the Restructuring

Reflecting a dramatic deterioration in economic and market conditions during 2008, new vehicle sales in the United States declined rapidly, falling to their lowest per-capita levels in more than 50 years. During this period, our revenues fell precipitously due to the deteriorating market conditions and in part reflecting escalating public speculation about a potential bankruptcy. This decrease in revenues resulted in a significant decline in our liquidity. We determined that despite the far reaching actions we were then undertaking to restructure our U.S. business, our liquidity would fall to levels below that needed to operate, and we were compelled to request financial assistance from the U.S. Government.

On December 2, 2008, we submitted a Viability Plan to the Senate Banking Committee and the House of Representatives Financial Services Committee. Key elements of that Viability Plan included:

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

As part of that submission and in order to bridge to more normal market conditions, we requested temporary federal assistance of $18.0 billion, comprised of a $12.0 billion term loan and a $6.0 billion line of credit to sustain operations and accelerate implementation of our restructuring. The $12.0 billion term loan was intended to provide adequate liquidity in our baseline liquidity scenario, with the $6.0 billion line of credit intended to provide supplemental liquidity we anticipated requiring in our downside scenario as submitted on December 2, 2008.

Following that submission, we entered into negotiations with the UST and on December 31, 2008, we entered into the UST Loan Agreement pursuant to which the UST agreed to provide us with a $13.4 billion secured term loan facility. We borrowed $4.0 billion under this facility on December 31, 2008, an additional $5.4 billion on January 21, 2009 and $4.0 billion on February 17, 2009. In connection with the initial funding under the facility, we issued to the UST a warrant initially exercisable for 122,035,597 shares of our common stock, subject to adjustment, and a promissory note in an aggregate principal amount of $749 million as part of the compensation for the loans initially provided by the UST. On January 16, 2009, we entered into the UST GMAC Loan Agreement, pursuant to which we borrowed $884 million from the UST and applied the proceeds of the loan to purchase additional membership interests in GMAC, increasing our common equity interest in GMAC from 49% to 59.9%.

As a condition to obtaining the loans under the UST Loan Agreement, we agreed to submit the February 17 Viability Plan that included specific actions intended to result in the following:

•

Repayment of all loans made under the UST Loan Agreement, together with all interest thereon and reasonable fees and out-of-pocket expenses incurred in connection therewith and all other financings extended by the U.S. government;

•	Compliance with federal fuel efficiency and emissions requirements and commencement of domestic manufacturing of advanced technology vehicles;

•	Achievement of a positive net present value, using reasonable assumptions and taking into account all existing and projected future costs;

•	Rationalization of costs, capitalization and capacity with respect to our manufacturing workforce, suppliers and dealerships; and

•	A product mix and cost structure that is competitive in the U.S. marketplace.

Key aspects of our Viability Plan as initially proposed as well as of our Revised Viability Plan are described below under “— Viability Plan.”

The UST Loan Agreement also required us to, among other things, use our best efforts to achieve the following restructuring targets:

Debt Reduction

•	Reduction of our outstanding unsecured public debt by not less than two-thirds through conversion of existing public debt into equity, debt and/or cash or by other appropriate means;

Labor Modifications

•

Reduction of the total amount of compensation, including wages and benefits, paid to our U.S. employees so that, by no later than December 31, 2009, the average of such total amount, per hour and per person, is an amount that is competitive with the average total amount of such compensation, as certified by the Secretary of the United States Department of Labor, paid per hour and per person to employees of Nissan, Toyota or Honda whose site of employment is in the United States;

•	Elimination of the payment of any compensation or benefits to our or our subsidiaries’ U.S. employees who have been fired, laid-off, furloughed or idled, other than customary severance pay;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•

Application, by December 31, 2009, of work rules for our and our subsidiaries’ U.S. employees, in a manner that is competitive with the work rules for employees of Nissan, Toyota or Honda whose site of employment is in the United States; and

VEBA Modifications

•

Modification of our retiree healthcare obligations to the new VEBA arising under the VEBA Settlement Agreement such that payment or contribution of not less than one-half of the value of each future payment or contribution made by us to the New VEBA shall be made in the form of GM common stock, with the value of any such payment or contribution not to exceed the amount that was required for such period under the VEBA Settlement Agreement.

The UST Loan Agreement required us to submit to the President’s Designee, by March 31, 2009, the Company Report detailing, among other things, the progress we had made in implementing our Viability Plan, including evidence satisfactory to the President’s Designee that (a) the required labor modifications had been approved by the members of the leadership of each major U.S. labor organization that represents our employees, (b) all necessary approvals of the required VEBA Modifications, other than judicial and regulatory approvals, had been received and (c) an exchange offers to implement the debt reduction had been commenced.

In addition, the UST Loan Agreement and the UST GMAC Loan Agreement provided that if, by the Certification Deadline, the President’s Designee had not certified that we had taken all steps necessary to achieve and sustain our long-term viability, international competitiveness and energy efficiency in accordance with our Viability Plan, then the loans and other obligations under the UST Loan Agreement and the UST GMAC Loan Agreement were to become due and payable on the 30th day after the Certification Deadline.

On March 30, 2009, the President’s Designee found that our Viability Plan, in its then-current form, was not viable and would need to be revised substantially in order to lead to a viable GM. The President’s Designee also concluded that certain steps required to be taken by March 31, 2009 under the UST Loan Agreement, including receiving approval of the required labor modifications by members of our unions, obtaining receipt of all necessary approvals of the required VEBA modifications (other than regulatory and judicial approvals) and commencing the exchange offers to implement the required debt reduction had not been completed, and as a result, we had not satisfied the terms of the UST Loan Agreement.

The Viability Determination Statement indicated that while many factors had been considered when assessing viability, the most fundamental benchmark that a business must meet to be considered viable was its ability to be able — after accounting for spending on research and development and capital expenditures necessary to maintain and enhance its competitive position — to generate positive cash flow and earn an adequate return on capital over the course of a normal business cycle. The Viability Determination Statement noted that our Viability Plan assumed that we would continue to experience negative free cash flow (before financing but after legacy obligations) through the projection period specified in our Viability Plan, thus failing this fundamental test for viability.

The Viability Determination Statement noted that we were in the early stages of an operational turnaround in which we had made material progress in a number of areas including purchasing, product design, manufacturing, brand rationalization and dealer network. However, the Viability Determination Statement also indicated that it was important to recognize that a great deal of additional progress needed to be made, and that our plan was based on, in its view, assumptions that would be challenging in the absence of a more accelerated and aggressive restructuring, including assumptions with respect to market share, price, brands and dealers, product mix and cash needs associated with legacy liabilities. In this regard, the Viability Determination Statement noted that:

•

Our plan contemplated that each of our restructuring initiatives will continue well into the future, in some cases until 2014, before they are complete and it concluded that “the slow pace at which [the] turnaround is progressing undermines GM’s ability to compete against large, highly capable and well-funded competitors;”

•	“Given the slow pace of the turnaround, the assumptions in GM’s business plan are too optimistic;” and

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•	Even under “optimistic assumptions GM will remain breakeven, at best, on a free cash flow basis through the projection period, thus failing the fundamental test of viability.”

In conjunction with the March 30, 2009 announcement, the administration announced that it would offer us adequate working capital financing for a period of 60 days while it worked with us to develop and implement a more accelerated and aggressive restructuring that would provide us with a sound long-term foundation. On March 30, 2009, we and the UST entered into amendments to the UST Loan Agreement and the UST GMAC Loan Agreement to postpone the Certification Deadline to June 1, 2009 and, with respect to the UST Loan Agreement, to also postpone the deadline by which we are required to provide the Company Report to June 1, 2009. We and the UST entered into an amendment to the UST Loan Agreement, pursuant to which, among other things, the UST agreed to provide us with $2.0 billion in additional working capital loans under the UST Loan Agreement and we borrowed $2.0 billion on April 24, 2009. In connection with the amendment to provide the $2.0 billion of additional loans, we issued to the UST a promissory note in an aggregate principal amount of $133 million as part of the compensation for the additional loans.

In response to the Viability Determination Statement, we have made further modifications to our Viability Plan to satisfy the President’s Designee’s requirement that we undertake a substantially more aggressive restructuring plan, including by increasing the amount of the debt reduction that we will seek to achieve beyond that originally required by the UST Loan Agreement and revising our operating plan to take more aggressive action.

We believe that offering only equity consideration in the exchange offers and seeking to reduce our outstanding public indebtedness by more than the two-thirds originally required under the UST Loan Agreement will be a key factor in satisfying our debt reduction objectives set forth in our Viability Plan and in demonstrating our ability to achieve and sustain long-term viability as required by the UST Loan Agreement and thus, in ultimately obtaining the required certification from the President’s Designee. Accordingly, we currently believe, and our Viability Plan assumes, that at least 90% of the aggregate principal amount (or, in the case of discount notes, accreted value) of the outstanding series of notes included in the exchange offers (including at least 90% of the aggregate principal amount of the outstanding old Series D notes) will need to be tendered in the exchange offers or called for redemption pursuant to the call option (in the case of the non-USD old notes) in order to meet the requirement that the result of the exchange offers be satisfactory to the UST (the “UST Condition”). Whether this level of participation in the exchange offers will be required (or sufficient) to satisfy the UST Condition will ultimately be determined by the UST. The actual level of participation in the exchange offers may be different than what we have assumed, and this difference may be material.

Viability Plan

The key elements of our Viability Plan are debt reduction, VEBA modifications and operational changes. In response to the Viability Determination Statement we have amended or refined certain elements of our Viability Plan. Set forth below is a description of the key elements of our Viability Plan as initially proposed, certain amendments to the plan we have made to respond to the determination of the President’s Designee and certain actions we have taken with respect to our Viability Plan.

We do not as a matter of course make available prospective financial information as to future sales, cost reductions, earnings, or other results. However, we have prepared the prospective financial information set forth below to show the estimated effects of certain assumed actions included in our current Viability Plan. The accompanying prospective financial information was not prepared with a view toward public disclosure or with a view toward complying with the guidelines established by the American Institute of Certified Public Accountants with respect to prospective financial information, but, in our view, was prepared on a reasonable basis, reflects the best currently available estimates and judgments, and presents, to the best of our knowledge and belief, our expected course of action and our expected future financial performance. However, this information is not fact and should not be relied upon as being necessarily indicative of future results, and readers of the registration statement of which this prospectus forms a part are cautioned not to place undue reliance on the prospective financial information.

Neither our independent registered public accounting firm, nor any other independent accountants, have reviewed, compiled, examined, or performed any procedures with respect to the prospective financial information contained herein, nor have they expressed any opinion or any other form of assurance on such information or its achievability, and assume no responsibility for, and disclaim any association with, the prospective financial information.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

The assumptions and estimates underlying the prospective financial information are inherently uncertain and, though considered reasonable by us as of the date of its preparation, are subject to a wide variety of significant business, economic, and competitive risks and uncertainties that could cause actual results to differ materially from those contained in the prospective financial information, including, among others, risks and uncertainties. See “Risk Factors.” Accordingly, there can be no assurance that the prospective results are indicative of our future performance or that actual results will not differ materially from those presented in the prospective financial information. Inclusion of the prospective financial information in the registration statement of which this prospectus forms a part should not be regarded as a representation by any person that the results contained in the prospective financial information will be achieved.

We do not generally publish our business plans and strategies or make external disclosures of our anticipated financial position or results of operations. Accordingly, we do not intend to update or otherwise revise the prospective financial information to reflect circumstances existing since its preparation or to reflect the occurrence of unanticipated events, even in the event that any or all of the underlying assumptions are shown to be in error, except as otherwise required by law. Furthermore, we do not intend to update or revise the prospective financial information to reflect changes in general economic or industry conditions, except as otherwise required by law.

Additional information relating to the principal assumptions used in preparing the prospective financial information is set forth below. See “Risk Factors” for a discussion of various factors that could materially affect our financial condition, results of operations, business, prospects and securities. See also “Cautionary Note Regarding Forward-Looking Statements.”

Debt Reduction

Our initial Viability Plan provided for a two-thirds reduction in our outstanding public unsecured indebtedness through conversion of such debt into equity, debt and/or cash as required by the UST Loan Agreement. We now believe that the UST will require a higher level of debt reduction and that such reduction be effected through the conversion of our outstanding public unsecured indebtedness into equity. As noted above, we currently believe, and our current Viability Plan assumes, that at least 90% of the aggregate principal amount (or, in the case of discount notes, accreted value) of the outstanding old notes (including at least 90% of the aggregate principal amount of the outstanding old Series D notes) will need to be tendered in the exchange offers or called for redemption pursuant to the call option (in the case of the non-USD old notes) in order to satisfy the UST Condition. Whether this level of participation in the exchange offers will be required (or sufficient) to satisfy the UST Condition will ultimately be determined by the UST. The actual level of participation in the exchange offers may be different than what we have assumed, and this difference may be material.

In addition, we are currently in discussions with the UST regarding the terms of a potential restructuring of our debt obligations owed to it under the UST Loan Agreements, pursuant to which the UST would exchange at least 50% of our outstanding UST Debt at June 1, 2009 for GM common stock (UST Debt Conversion). These discussions are ongoing and the UST has not agreed or indicated a willingness to agree, to any specific level of debt reduction. For purposes of this prospectus, we have set as a condition to the closing of the exchange offers that the UST Debt Conversion provide for the issuance of GM common stock to the UST (or its designee) in exchange for (a) full satisfaction and cancellation of at least 50% of our UST Debt as of June 1, 2009 (such 50% currently estimated to be approximately $10 billion dollars) and (b) the full satisfaction and cancellation of our obligations under the warrant issued to the UST.

We have not reached an agreement with respect to the UST Debt Conversion. The actual terms of the UST Debt Conversion are subject to ongoing discussions among us and the UST, and there is no assurance that any agreement will be reached on the terms described above or at all. However, an agreement with respect to the UST Debt Conversion is a condition the exchange offers.

We will disclose the terms of any agreement reached with regard to the UST Debt Conversion and currently expect to be able to do so prior to the withdrawal deadline of the exchange offers. In the event the terms of this agreement do not satisfy the closing conditions and as a result we decide to waive a condition or otherwise amend the terms of the exchange offers, we will provide notice of the waiver or amendment, disseminate additional offer documents, extend the exchange offers and extend (or reinstate) withdrawal rights as we determine necessary and to the extent required by law.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

VEBA Modifications

Our initial Viability Plan provided for modification of our retiree healthcare obligations such that payment or contribution of not less than one-half of the value of each future payment or contribution made by us to the New VEBA would be made in the form of GM common stock, with the value of any such payment or contribution not to exceed the amount that was required for such period under the VEBA Settlement Agreement. We and the UST are currently in discussions with the UAW and the VEBA-settlement class representative regarding the terms of the required VEBA modifications. Although these discussions are ongoing, for purposes of this prospectus, we have set as a condition to the closing of the exchange offers that the VEBA modifications meet certain requirements that go beyond the VEBA modifications required under the UST Loan Agreement. The VEBA modifications that will be required as a condition to the closing of the exchange offers would provide for the restructuring of the approximately $20 billion present value (settlement amount) of obligations we owe under the VEBA Settlement Agreement. The settlement amount consists of (a) approximately $1.4 billion, which represents the total amount of our obligations to continue to provide post-retirement health care coverage under our plan from July 1, 2009 to December 31, 2009 (which would not be addressed by the VEBA modifications required under the UST Loan Agreement) and (b) approximately $18.6 billion, which represents the present value of the future payments to the New VEBA as required under the VEBA Settlement Agreement. Our closing condition regarding the VEBA modifications (on such terms, the “VEBA Modifications”) would provide that:

•	At least 50% of the settlement amount (approximately $10 billion) will be extinguished in exchange for GM common stock; and

•

Cash installments will be paid in respect of the remaining approximately $10 billion settlement amount over a period of time, with such amounts and period to be agreed but together having a present value equal to the remaining settlement amount.

We have not reached an agreement with respect to the VEBA Modifications. The actual terms of the VEBA Modifications are subject to ongoing discussions among GM, the UAW, the UST and the VEBA settlement class representative, and there is no assurance that any agreement will be reached on the terms described above or at all. However, an agreement with respect to the VEBA Modifications is a condition to the exchange offers, and the terms of the VEBA Modifications must satisfy the minimum conditions described above. We have set as a condition to the exchange offers that the terms of the VEBA Modifications shall be satisfactory to the UST.

We will disclose the terms of any agreement reached with respect to the VEBA Modifications and currently expect to be able to do so prior to the withdrawal deadline of the exchange offers. In the event the terms of this agreement do not satisfy the closing conditions and as a result we decide to waive a condition or otherwise amend the terms of the exchange offers, we will provide notice of the waiver or amendment, disseminate additional offer documents, extend the exchange offers and extend (or reinstate) withdrawal rights as we determine necessary and to the extent required by law.

Modification of the VEBA Settlement Agreement to give effect to the VEBA Modifications will require the approval of the VEBA-settlement class representative as well as the approval of the U.S. District Court for the Eastern District of Michigan. The VEBA Modifications will also require ratification by the UAW. Receipt of necessary judicial and regulatory approvals of the VEBA Modifications are a condition precedent to the consummation of the exchange offers. Prior regulatory approval of the U.S. Department of Labor will not be required to enter into the VEBA Modifications but will be required to effect the issuance of GM common stock to the VEBA in amounts that exceed certain limitations imposed by ERISA and the Internal Revenue Code. Because the Department of Labor approval is required only for the implementation of the VEBA Modifications, we intend to seek the approval only after the VEBA Modifications are entered into, and consequently the Department of Labor approval will not be a condition to the exchange offers.

Operational Changes

Our current Viability Plan includes an operational plan which provides for, among other things, U.S. brand and nameplate rationalization, U.S. dealer reduction and a revised distribution channel strategy, U.S. hourly employee reduction, hourly labor cost reduction, salaried employee reduction and a global capital investment strategy. We developed our current Viability Plan in response

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

to the President’s Designee’s determination that the February 17 Viability Plan did not establish a credible path towards viability. The current Viability Plan builds on our February 17 Viability Plan and provides for more aggressive action in rationalizing and reducing U.S. brand and nameplates, U.S. dealers, U.S. manufacturing operations, U.S. hourly and salaried employment levels and overall labor costs. We are undertaking these measures on a deeper and more accelerated basis with the goals of having a more stable and sustainable cash flow across the business cycle and reinvesting in our future. While our current Viability Plan focuses primarily on our U.S. and other North American operations, we are also restructuring our operations in other regions of the world.

U.S. Industry / Share / North American Volume. Our current Viability Plan is based on our economic and industry sales projections, which we use as a basis for our sales estimates. U.S. total industry sales (including heavy trucks and buses) are estimated by us to increase from 10.5 million vehicles in 2009 to 12.5 million vehicles in 2010 and to 16.8 million vehicles in 2014. North American total industry sales are estimated by us to increase from 12.9 million vehicles in 2009 to 19.8 million vehicles in 2014. Although our industry sales estimates are consistent with many external forecasts, there are differing views on vehicle industry forecasts and other constituents may apply different assumptions or sensitivities in performing their evaluations.

In our current Viability Plan we have focused on more conservative market share and dealer inventory assumptions, resulting in more conservative factory unit sales (FUS) compared to our February 17 Viability Plan. We have lowered our U.S. and North American market share projections for all years from the levels contemplated in the February 17 Viability Plan. We are projecting lower market share primarily as the result of more aggressive and accelerated brand, nameplate and channel restructuring (discussed below) and the near term market impact of statements and press reports regarding the possibility of our bankruptcy. We have lowered our estimated 2009 U.S. market share from 22.0% to 19.5% (a 2.5 point reduction) and total GMNA market share from 21.1% to 19.1% (a 2.0 point reduction). We have lowered our estimated 2010 U.S. market share from 21.1% to 18.9% (a 2.2 point reduction) and our estimated GMNA market share from 20.4% to 18.4% (a 2.0 point reduction).

We have also lowered our market share estimates for the period 2011 through 2014. The share assumptions have been developed to ensure that our operating plan is robust across the business cycle while using what we believe to be reasonable assumptions. With a properly focused four core brand strategy supporting fewer, better vehicle nameplates (reinforced by focused product development and marketing expenditures), we believe we can be more successful in delighting customers and generating better business results going forward.

As a result of the fourth quarter 2008 U.S. vehicle market collapse, our inventory, while historically low, is high from a days supply standpoint given current lower industry sales rates. To address this issue and bring inventory quantities in line with a more optimal 75 to 90 days supply, we have announced North American production reductions of approximately 190,000 vehicles during the second and early third quarters of 2009. These production reductions will result in a significant number of down weeks at many North American assembly plants and we expect to employ an extended shutdown of one to seven weeks at many manufacturing facilities bridging the normal July shutdown period.

As a result of the expected decrease in 2009 North American total industry sales levels, the expected decrease in U.S. and GMNA market share during 2009 through 2014 and our U.S. inventory level assumptions, we have lowered our GMNA FUS estimates from the February 17 Viability Plan. GMNA FUS are now estimated to be 2.1 million, 3.0 million, 3.3 million, 3.6 million, 3.7 million and 3.7 million for 2009 through 2014, respectively. This compares to February 17 Viability Plan GMNA FUS estimates of 2.6 million, 3.2 million, 3.5 million, 3.9 million, 4.0 million and 4.1 million for 2009 through 2014, respectively. The following table sets forth certain data for the U.S. and North America, including estimated industry vehicle sales and our estimated market share and FUSs.

	2008	2009	2010	2011	2012	2013	2014
Current Viability Plan
U.S. Industry (mil)	13.5	10.5	12.5	14.3	16.0	16.4	16.8
North America Industry (mil)	16.6	12.9	15.2	17.1	18.9	19.4	19.8

U.S. Share	22.1%	19.5%	18.9%	18.6%	18.4%	18.5%	18.5%
GMNA Share	21.5%	19.1%	18.4%	18.1%	18.0%	18.2%	18.0%
GMNA FUS	3,679	2,104	2,999	3,330	3,627	3,707	3,732

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Global Capital. Our current Viability Plan provides for capital investment to support our products and develop new technology totaling $5.4 billion in 2009 and ranging from $5.3 billion to $6.7 billion from 2010 through 2014. U.S. vehicle launches include the 2009 introduction of the new Chevrolet Camaro, Chevrolet Equinox, Buick LaCrosse, GMC Terrain, Cadillac CTS Sports Wagon and Cadillac SRX, as well as the 2010 introduction of the Chevrolet Volt, Chevrolet Cruze and Cadillac CTS Coupe. Our current Viability Plan continues to provide for significant investment in alternative fuel, hybrid and plug-in vehicles. As compared to the February 17 Viability Plan, our current Viability Plan provides for the accelerated timing of $0.3 billion in additional investment in 2009 and lowers capital investment by approximately $0.2 billion in aggregate over the 2009 to 2014 period.

U.S. Brand and Nameplate Rationalization. We intend to focus our resources in the U.S. on four core brands: Chevrolet, Cadillac, Buick and GMC. Our current Viability Plan accelerates the timing of resolution for Saab, HUMMER and Saturn versus the February 17 Viability Plan. Resolutions for Saab and HUMMER have been accelerated to 2009 versus 2010 in the February 17 Viability Plan. Resolution of Saturn has been accelerated to 2009 versus 2010 to 2011 included in the February 17 Viability Plan. In conjunction with accelerated nameplate elimination, there is no planned investment for Pontiac, therefore the brand is expected to be phased out by the end of 2010.

On February 20, 2009, Saab Automobile AB filed for protection under the reorganization laws of Sweden in order to reorganize itself into a stand-alone entity independent from us. With respect to HUMMER, we have received final bids from potential purchasers and are in the process of reviewing them. We expect to make a final decision regarding a sale or phase-out of HUMMER in early May. With regard to Saturn, we are currently evaluating opportunities regarding a potential sale of the Saturn Distribution Corporation, an indirect wholly owned subsidiary, and expect to make a decision regarding a sale or phase out by the end of 2009.

Our current Viability Plan does not reflect the sale of the AC Delco Independent Aftermarket business as previously contemplated in the February 17 Viability Plan. In light of current economic conditions, its integration with GM’s business and preliminary bids from prospective purchasers which did not reflect a valuation that we believe was appropriate, AC Delco will remain part of GM’s business going forward.

Our current Viability Plan calls for a 29% reduction in the number of vehicle nameplates by 2010, from 48 in 2008 to 34 in 2010. This reflects both the reduction in brands and continued emphasis on fewer and better entries. Our expectation is that this will lead to higher per vehicle profit driven by focused marketing support and concentrated engineering and capital spending on higher volume vehicles. Our current Viability Plan contemplates a level of marketing support per brand and nameplate going forward that we believe is competitive with the industry.

As indicated in the table below, our current Viability Plan accelerates the reduction in U.S. nameplates from the February 17 Viability Plan. The February 17 Viability Plan called for a reduction from 48 U.S. nameplates in 2008 to 36 in 2012, a 25% reduction, while our current Viability Plan reduces the number of U.S. nameplates to 34 by 2010, a 29% reduction two years ahead of the prior plan.

U.S. Nameplates	2008	2009	2010	2011	2012	2013	2014
Current Viability Plan	48	45	34	34	35	35	35
February 17 Viability Plan	48	45	47	39	36	37	36

U.S. Dealers and Distribution Channel Strategy. Due to our long operating history and existing franchise locations, many dealerships now operate in outdated facilities that are also no longer in the prime locations required to succeed. In addition, the number of same brand dealers in a given market may exceed the optimal representation that allows for competitive per store sales throughput, which is an important driver of dealer profitability. It is imperative that our restructuring results in a competitive dealer network from a sales throughput and return on assets standpoint. Our current Viability Plan calls for a reduction in U.S. dealers to allow for greater sales effectiveness in all markets, increased private investment and reduced distribution costs. Our current Viability Plan contemplates a reduction in the level of our U.S. dealers from 6,246 in 2008 to 3,605 in 2010. Our current Viability Plan is intended to facilitate an orderly, customer friendly and cost-effective approach for dealer reductions and inventory disposal.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Our current Viability Plan more aggressively addresses the level of U.S. dealers compared to the February 17 Viability Plan. The February 17 Viability Plan contemplated an optimal dealer footprint of three channels and 4,100 rooftops by 2014. Our current Viability Plan targets a footprint of approximately 500 fewer dealers four years earlier than the February 17 Viability Plan.

The dealer consolidation reflected in the current Viability Plan will be executed in a manner that supports our stated strategy of marketing our four core brands via three channels. Chevrolet will be marketed as our foundation brand and channel, Cadillac as our luxury brand and channel and Buick-GMC in the upper / premium space. In major markets, Chevrolet and Cadillac will be stand-alone channels. Buick-GMC will stand alone or be aligned with Chevrolet or Cadillac with a separate sales operation depending on market penetration and real estate costs. In the midsize and small-town markets, in many cases, Chevrolet and Buick-GMC will be aligned with one dealer operator. Cadillac will maintain representation in the smaller markets but at dramatically lower dealer density than today.

Manufacturing Operational Efficiencies. Our February 17 Viability Plan included the reduction in the total number of powertrain, stamping and assembly plants in the U.S. from 47 in 2008 to 33 in 2012. Consistent with our objective of accelerating the restructuring of our business, we plan to reduce the total number of powertrain, stamping and assembly plants in the U.S. to 34 by the end of 2010 and 31 by 2012. This would reflect the acceleration of six plant closures/idlings from our February 17 Viability Plan as well as one additional plant idling through 2014. In addition to these actions, we have been implementing an integrated global manufacturing strategy based on common lean manufacturing principles and processes. Implementation of this strategy provides the infrastructure for flexible production in our assembly facilities where multiple body styles from different architectures can be built in a given plant. Flexible manufacturing will enable us to respond to changing market conditions more quickly and we expect will contribute to higher overall capacity utilization and result in lower fixed costs per vehicle sold, and lower and more efficient capital investment.

	2008	2009	2010	2011	2012	2013	2014
U.S. Manufacturing Facilities
Current Viability Plan	47	41	34	33	31	31	31
February 17 Viability Plan	47	44	37	35	33	32	32

U.S. Assembly Capacity Utilization *
Current Viability Plan	68%	49%	89%	98%	107%	118%	124%
February 17 Viability Plan	68%	61%	81%	88%	94%	112%	120%

*	Based on 2 Shift Harbour Method

U.S. Hourly Employment Levels. Our current Viability Plan would reduce U.S. hourly employment levels from 61,000 in 2008 to 40,000 in 2010. This is primarily the result of the contemplated nameplate reductions, operational efficiencies and plant capacity reductions. As compared to the February 17 Viability Plan, our current Viability Plan provides for U.S. hourly employment levels that are approximately 7,000 lower in 2010 and 2011 and 8,000 lower in the 2012 through 2014 period.

	2008	2009	2010	2011	2012	2013	2014
	(000’s)
U.S. Hourly Employment
Current Viability Plan	61	45	40	38	38	38	38
February 17 Viability Plan	61	45	47	45	46	46	46

*	Adjusted versus February 17 Viability Plan to exclude joint ventures.

Hourly Labor Cost. Reflecting reductions in hourly employment levels and modifications to the GM/UAW Labor Agreement, our current Viability Plan contemplates a reduction in projected U.S. hourly labor costs from $7.6 billion in 2008 to $5.0 billion in 2010, $4.8 billion in 2012 and $4.1 billion in 2014. We anticipate estimated labor costs will be obtained through a combination of reductions in total U.S. hourly employment as well as modifications to the terms to the collective bargaining agreement. At this time, the UAW has not ratified the modifications to the terms of the collective bargaining agreement that were negotiated on February 17, 2009.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

While the tentative agreement reached with the UAW is expected to significantly improve GM’s competitiveness and helps us close a substantial portion of the labor cost gap by the end of 2009, ultimately the conditions as to competitiveness will be determined by the UST. Our labor cost estimates assume achieving the targeted total labor costs through either further gap closure of labor costs per hour to U.S. transplants (through implementation of the provisions of the February 17, 2009 agreement, or future contractual revisions as necessary), additional reductions in hourly labor manpower or a combination of both.

U.S. Hourly Labor Costs	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
	(Dollars in billions)
Current Viability Plan
Active	12.7	12.8	12.0	10.2	8.3	6.7	4.6	3.8	3.6	3.9	4.1	4.1
Retiree	5.7	3.2	3.8	2.4	1.2	0.9	1.8	1.2	1.2	0.9	0.8	0.0

Total	18.4	16.0	15.8	12.6	9.5	7.6	6.4	5.0	4.8	4.8	4.9	4.1

February 17 Viability Plan
Active	12.7	12.8	12.0	10.2	8.3	6.7	4.7	4.6	4.4	4.5	4.5	4.7
Retiree	5.7	3.2	3.8	2.4	1.2	0.9	1.8	0.8	0.7	0.3	0.4	0.1

Total	18.4	16.0	15.8	12.6	9.5	7.6	6.5	5.4	5.1	4.8	4.9	4.8

With respect to our operations in Canada, we negotiated a revised labor agreement in March 2009 with the CAW which we believe reduces the active cost of an hour of labor to approximately the level paid by our U.S. transplant competitors (when measured at an exchange rate of $0.80 per Canadian Dollar). Under our current Viability Plan, Canadian hourly employment levels would be reduced from 10,300 in 2008 to 4,400 by 2014. As a result of the headcount reductions and contract changes, our hourly active labor costs in Canada are estimated to decrease from $1.0 billion in 2008 to $0.5 billion by 2014. We are seeking financial support for our Canadian operations, and are in discussions with both the Canadian Federal and the Ontario Provincial governments to provide it. They are currently considering our requests and considering, among other things, the competitiveness of our Canadian active hourly labor costs and alternatives for reducing our Canadian legacy costs, such as pensions, retiree health care and life insurance.

Salaried Employment Levels. Over the last four years, similar to actions taken to reduce cost and right-size the hourly workforce, we have taken actions to reduce salaried and executive employment levels. In North America (including corporate staffing supporting global operations) from 2004 to 2008, salaried employment has been reduced from 47,600 to 35,200 (41,450 to 29,650 in the U.S.), while executives have been reduced from 2,000 to 1,300 over the same timeframe.

As part of the February 17 Viability Plan, we announced that we would reduce salaried employment on a global basis by 10,000 from year-end 2008. With regard to North America, salaried employment is expected to decrease from 35,200 to 30,800 (29,650 to 26,250 in the U.S.), while GMNA executives are expected to be reduced from 1,300 to 1,100. We continue to evaluate our structure and decision making processes with the view of further simplifying our business and expect an additional layer of salaried and executive manpower reductions as we execute our current Viability Plan.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMNA Structural Cost

Reflecting the positive impact of the initiatives and plans reflected in our current Viability Plan, GMNA’s structural costs are estimated to decrease $7.6 billion from $30.8 billion in 2008 to $23.2 billion in 2010, a 25% reduction, and decrease by another $1.0 billion to $22.2 billion by 2014. The 25% reduction in structural cost over the 2008 to 2010 period is primarily related to the reduction in labor costs expected be achieved through the reduction in employment levels as well as implementation of competitive agreements combined with other operational efficiencies gained through the rightsizing of the business. The table below compares GMNA’s structural cost from the February 17 Viability Plan to our current Viability Plan. While 2009 structural cost has increased approximately $0.8 billion largely related to accelerated depreciation, the reduced cost levels estimated in the 2010 to 2014 period reflect the results of faster and deeper restructuring actions reflected in our current Viability Plan. GMNA structural cost is expected to be reduced to $23.2 billion in 2010, approximately $0.8 billion lower than the level estimated to be achieved in 2014 in the February 17 Viability Plan.

GMNA Structural Cost	2008	2009	2010	2011	2012	2013	2014
	(Dollars in billions)
Current Viability Plan	30.8	27.1	23.2	22.3	22.7	22.9	22.2
February 17 Viability Plan	30.8	26.3	25.0	24.0	24.0	24.0	24.0

Global Cash Restructuring Costs

Successful implementation of our current Viability Plan will require significant cash payments related to restructuring, dealer and brand rationalization and employee headcount and capacity rationalization. We estimate that those global cash requirements will be $4.0 billion in 2009 and an additional $2.1 billion through 2014.

Future Liquidity Requirements and Requests for Additional Funding

In the February 17 Viability Plan we submitted to the President’s Designee pursuant to the UST Loan Agreement, we forecasted a need for funding from the UST of $22.5 billion under our baseline scenario and $30.0 billion under our downside scenario (in each case including the $13.4 billion then outstanding under the UST Loan Agreements, but not including the $749 million promissory note we issued to the UST as part of the compensation for the loans thereunder and the $884 million we borrowed to purchase additional membership interests in GMAC). In order to execute our current Viability Plan, we currently forecast a need for UST funding totaling $27.0 billion, representing the $22.5 billion requested in our February 17 Viability Plan under our baseline scenario, plus an additional $4.5 billion needed to implement incremental restructuring actions, cover higher projected negative operating cash flow primarily due to lower forecasted vehicle sale volumes in North America, and to compensate for lower than originally forecasted proceeds from asset sales and other sources of financing, including Department of Energy Section 136 Loans for production of advanced technology vehicles and components. Our Viability Plan currently assumes that we receive $5.7 billion of Section 136 Loans and an additional $5.6 billion in funding from foreign governments.

On April 22, 2009, we entered into the second amendment to the UST Loan Agreement, which increased to $15.4 billion the maximum amount available under the agreement. We borrowed the remaining $2.0 billion available under the agreement on April 24, 2009. As part of the compensation for these loans, we issued to the UST a promissory note in an aggregate principal amount of $133 million. We currently expect that we will need an additional $2.6 billion of working capital loans prior to June 1, 2009. We cannot assure you that the UST will provide the additional $2.6 billion of loans. If we were to receive the additional $2.6 billion of loans, we expect we would be required to issue to the UST a promissory note in an aggregate principal amount of $173 million as part of the compensation for these loans.

If we receive the additional $2.6 billion of loans and issue the additional $173 million promissory note to the UST in connection with those loans, as of June 1, 2009 we would have received loans from the UST of $18.0 billion (excluding the $884 million we borrowed to purchase additional membership interests in GMAC) and issued promissory notes in an aggregate principal amount of $1.1 billion as part of the compensation to the UST for these loans, and as a result, the total outstanding UST Debt would be $20.0

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

billion. Under the terms of the UST Debt Conversion, at least 50% of the UST Debt outstanding at June 1, 2009 (including the $884 million we borrowed to purchase additional membership interests in GMAC and the other promissory notes we issued to the UST as part of the compensation for the loans provided to us), would be exchanged for new shares of GM common stock.

In our Viability Plan, we currently forecast that, after June 1, 2009, we will require an additional $9.0 billion of UST funding. We expect that if we were to receive this additional funding, we would be required to issue to the UST promissory notes in an aggregate principal amount of $600 million as part of the compensation for this funding. We have proposed that the UST commit to provide this additional $9.0 billion funding, together with the additional $2.6 billion referred to above, to us under, or on terms similar to those under, the existing UST Loan Agreements. We cannot assure you that the UST will provide the additional $2.6 billion and $9.0 billion of funding. The receipt of this commitment on commercially reasonable terms is a condition to the exchange offers. Assuming the exchange of 50% of our outstanding UST Debt at June 1, 2009 (such 50% currently estimated to be approximately $10 billion) and our receipt of the additional $9.0 billion, our total outstanding UST Debt would be $19.6 billion.

* * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 6. Exhibits

Exhibit Number	Exhibit Name
10.1	First Amendment dated as of March 4, 2009 to the Term Loan Agreement dated as of November 29, 2006, among General Motors Corporation, Saturn Corporation, J.P. Morgan Chase bank, N.A., as Administrative Agent and the several financial institutions from time to time party thereto as Lenders, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors filed on March 10, 2009.

10.2	Amendment entered into as of March 31, 2009 to the Loan and Security Agreement dated as of December 31, 2008 between General Motors Corporation and the United States Department of Treasury, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors filed on April 30, 2009.

10.3	Amendment Number Two entered into as of April 22, 2009 to the Loan and Security Agreement dated as of December 31, 2008 between General Motors Corporation and the United States Department of Treasury, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors filed on April 30, 2009.

10.4	Amendment entered into as of March 31, 2009 to the Loan and Security Agreement dated as of January 16, 2009 between General Motors Corporation and the United States Department of Treasury, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors filed on April 2, 2009.

23	Consent of Hamilton, Rabinovitz and Associates

31.a	Section 302 Certification of the Chief Executive Officer

31.b	Section 302 Certification of the Chief Financial Officer

32.a	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.b	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS CORPORATION
(Registrant)

	By:	/s/ NICK S. CYPRUS
(Nick S. Cyprus, Controller and Chief Accounting Officer)
Date: May 8, 2009

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Exhibit Name
10.1	First Amendment dated as of March 4, 2009 to the Term Loan Agreement dated as of November 29, 2006, among General Motors Corporation, Saturn Corporation, J.P. Morgan Chase bank, N.A., as Administrative Agent and the several financial institutions from time to time party thereto as Lenders, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors filed on March 10, 2009.

10.2	Amendment entered into as of March 31, 2009 to the Loan and Security Agreement dated as of December 31, 2008 between General Motors Corporation and the United States Department of Treasury, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors filed on April 30, 2009.

10.3	Amendment Number Two entered into as of April 22, 2009 to the Loan and Security Agreement dated as of December 31, 2008 between General Motors Corporation and the United States Department of Treasury, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of General Motors filed on April 30, 2009.

10.4	Amendment entered into as of March 31, 2009 to the Loan and Security Agreement dated as of January 16, 2009 between General Motors Corporation and the United States Department of Treasury, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of General Motors filed on April 2, 2009.

23	Consent of Hamilton, Rabinovitz and Associates

31.a	Section 302 Certification of the Chief Executive Officer

31.b	Section 302 Certification of the Chief Financial Officer

32.a	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.b	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002