Form 10-Q
period 2012-06-30
Motors Liquidation Co
filed 2012-08-14
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-00043

Motors Liquidation Company GUC Trust

(Exact name of registrant as specified in its charter)

Delaware	45-6194071
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Wilmington Trust Company, as trust administrator and trustee Attn: David A. Vanaskey Jr., Vice President Rodney Square North 1100 North Market Street Wilmington, Delaware	19890-1615
(Address of principal executive offices)	(Zip Code)

(302) 636-6019

(Registrant’s telephone number, including area code)

(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

MOTORS LIQUIDATION COMPANY GUC TRUST

FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION

(LIQUIDATION BASIS)

June 30, 2012

(Dollars in thousands)

	June 30, 2012	March 31, 2012
	Unaudited
ASSETS
Cash and Cash Equivalents	$336	$38,396
Marketable Securities	83,208	86,571
Holdings of New GM Securities	1,068,464	1,530,262
Other Assets & Deposits	2,624	2,662

TOTAL ASSETS	1,154,632	1,657,891

LIABILITIES
Accounts Payable & Other Liabilities	10,136	26,276
Liquidating Distributions Payable	39,711	31,720
Deferred Tax Liability	—	108,583
Avoidance Action Trust Funding Obligation	—	13,715
Reserves for Residual Wind Down Claims	31,115	32,247
Reserves for Expected Costs of Liquidation	66,304	76,111

TOTAL LIABILITIES	147,266	288,652

NET ASSETS IN LIQUIDATION	$1,007,366	$1,369,239

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Net Assets in Liquidation, beginning of period	$1,369,239	$—

Increases (decreases) in net assets in liquidation:
Transfer of interest in securities due from Motors Liquidation Company	—	9,900,699
Additions (net) to reserves for Expected Costs of Liquidation	(720)	(5,657)
Liquidating distributions of securities	(19,842)	(7,736,781)
Net change in fair value of holdings of New GM Securities	(449,947)	(12,317)
Interest income	53	29
Income tax benefit	108,583	—

Net increase (decrease) in net assets in liquidation	(361,873)	2,145,973

Net Assets in Liquidation, end of period	$1,007,366	$2,145,973

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)

(Dollars in thousands)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Cash flows from (used in) operating activities
Cash receipts from interest	$31	$26
Cash paid for professional fees, governance costs and other administrative costs	(15,126)	(1,618)
Cash paid for Residual Wind-Down Claims	(1,132)	—

Net cash flows (used in) operating activities	(16,227)	(1,592)
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(63,521)	(137,108)
Cash from maturities and sales of marketable securities	55,403	86,192

Net cash flows (used in) investing activities	(8,118)	(50,916)
Cash flows from (used in) financing activities
Cash transfer from Motors Liquidation Company to fund Expected Costs of Liquidation	—	52,734
Cash transferred to the Avoidance Action Trust	(13,715)	—

Net cash flows from (used in) financing activities	(13,715)	52,734

Net increase (decrease) in cash and cash equivalents	(38,060)	226

Cash and cash equivalents, beginning of period	38,396	—

Cash and cash equivalents, end of period	$336	$226

The GUC Trust has not presented a reconciliation from net income to cash flow from operations. As an entity in liquidation, the GUC Trust does not have continuing operations that result in the measurement of net income as that term is used by generally accepted accounting principles to measure results of operations.

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

Notes to Condensed Financial Statements

June 30, 2012

1. Description of Trust and Reporting Policies

The Motors Liquidation Company GUC Trust (“GUC Trust”) is a successor to Motors Liquidation Company (formerly known as General Motors Corp.) (“MLC”) within the meaning of Section 1145 of the United States Bankruptcy Code (“Bankruptcy Code”). The GUC Trust holds, administers and directs the distribution of certain assets pursuant to the terms and conditions of the Motors Liquidation Company GUC Trust Agreement (the “GUC Trust Agreement”), dated as of March 30, 2011 and as amended from time to time, and pursuant to the Second Amended Joint Chapter 11 Plan (the “Plan”), dated March 18, 2011, of MLC and its debtor affiliates (collectively, along with MLC, the “Debtors”), for the benefit of holders of allowed general unsecured claims against the Debtors (“Allowed General Unsecured Claims”).

The GUC Trust was formed on March 30, 2011, as a statutory trust under the Delaware Statutory Trust Act, for the purposes of implementing the Plan and distributing the GUC Trust’s distributable assets. The Plan generally provides for the distribution of certain shares of common stock (“New GM Common Stock”) of the new General Motors Company (“New GM”) and certain warrants for the purchase of shares of such stock (the “New GM Warrants”, and together with the “New GM Common Stock”, the “New GM Securities”) to holders of Allowed General Unsecured Claims pro rata by the amount of such claims. In addition, the Plan provides that each holder of an Allowed General Unsecured Claim will obtain, in the form of GUC Trust Units (as defined below), a contingent right to receive, on a pro rata basis, additional shares of New GM Common Stock and New GM Warrants (if and to the extent such New GM Common Stock and New GM Warrants are not required for the satisfaction of previously Disputed General Unsecured Claims (as defined below) or liquidation for the payment of the expenses of the GUC Trust) and cash, if any, remaining at the dissolution of the GUC Trust.

The GUC Trust exists solely for the purpose of resolving claims, distributing New GM Securities and winding down the affairs of MLC, all in accordance with a plan of liquidation of MLC approved by the Bankruptcy Court. Accordingly, the GUC Trust has prepared the accompanying financial statements on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value, which is the non-discounted amount of cash into which an asset is expected to be converted in the due course of business less direct costs, while liabilities are reported at their estimated settlement amount, which is the non-discounted amount of cash expected to be paid to liquidate an obligation in the due course of business, including direct costs. Additionally, under the liquidation basis of accounting, a reserve has been established for estimated costs expected to be incurred during the liquidation (exclusive of interest expense). Such costs are accrued when they are both estimable and probable. These estimates are periodically reviewed and adjusted as appropriate. The valuation of assets at net realizable value and liabilities at anticipated settlement amount represent estimates, based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change.

As described above, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units (“Trust Beneficiaries”). As Disputed General Unsecured Claims are resolved and allowed and thereby become Allowed General Unsecured Claims, the holders thereof become entitled to receive liquidating distributions of New GM Securities and GUC Trust Units pro rata by the amount of such Claims and, upon such occurrence, the GUC Trust incurs an obligation to distribute such securities. Accordingly, liquidating distributions payable are recorded (at the fair value of such New GM Securities) as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential Avoidance Action General Unsecured Claims were to arise (and would become allowed) in the manner described in Note 2, liquidating distributions payable would be recorded for the New GM Securities (at fair value) that would become distributable to holders of Avoidance Action General Unsecured Claims upon such occurrence. Prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Avoidance Action General Unsecured Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims. Rather, the beneficial interests of Trust Beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the accompanying financial statements.

Motors Liquidation Company GUC Trust

Notes to Condensed Financial Statements

June 30, 2012

The accompanying (a) condensed statement of net assets in liquidation at March 31, 2012, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statements. The GUC Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets for the three months ended June 30, 2012 are not necessarily indicative of the changes in net assets that may be expected for the full year.

The GUC Trust believes that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, the accompanying interim condensed financial statements should be read in conjunction with the GUC Trust’s financial statements for the year ended March 31, 2012 included in Form 8-K filed on May 15, 2012.

The preparation of condensed financial statements in conformity with U.S. GAAP requires the GUC Trust Administrator to make estimates and assumptions that affect the reported amounts of assets at net realizable value and liabilities at anticipated settlement amounts, and are subject to change.

Changes to U.S. GAAP are made by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification. The GUC Trust considers the applicability and impact of all ASU’s. ASU’s not noted herein were assessed and determined to be not applicable. Effective April 1, 2012, the GUC Trust adopted ASU No. 2011-04, “Fair Value Measurement (Topic 820)—Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The adoption of ASU 2011-04 concerns presentation and disclosure only and did not have an impact on the GUC Trust’s net assets in liquidation or changes in net assets in liquidation.

2. Plan of Liquidation

On March 31, 2011, the date the Plan became effective (the “Effective Date”), there were approximately $29,771 million in Allowed General Unsecured Claims. In addition, as of the Effective Date, there were approximately $8,154 million in disputed general unsecured claims which reflects liquidated disputed claims and a Bankruptcy Court ordered distribution reserve for unliquidated disputed claims (“Disputed General Unsecured Claims”), but does not reflect potential Avoidance Action General Unsecured Claims (as defined below). The total aggregate amount of general unsecured claims, both allowed and disputed, asserted against the Debtors, inclusive of the potential Avoidance Action General Unsecured Claims, was approximately $39,425 million as of the Effective Date.

Pursuant to the GUC Trust Agreement, holders of Disputed General Unsecured Claims become entitled to receive a distribution of New GM Securities from the GUC Trust if, and to the extent that, such Disputed General Unsecured Claims become Allowed General Unsecured Claims. Under the GUC Trust Agreement, the GUC Trust Administrator has the authority to file objections to such Disputed General

Motors Liquidation Company GUC Trust

Notes to Condensed Financial Statements

June 30, 2012

Unsecured Claims and the Bankruptcy Court has extended the time by which the GUC Trust may object to Disputed General Unsecured Claims and Administrative Expenses as defined in the Plan to September 26, 2012 (which date may be further extended by application to the Bankruptcy Court). Such claims may be prosecuted through alternative dispute resolution proceedings, including mediation and arbitration (“ADR Proceedings”), if appropriate. The GUC Trust Administrator and its professionals are currently prosecuting multiple objections to Disputed General Unsecured Claims.

To the extent that all or a portion of a Disputed General Unsecured Claim is deemed invalid—or “disallowed”—by order of the Bankruptcy Court, by order of the tribunal presiding over the ADR Proceeding (if applicable), or by settlement with the GUC Trust, such portion of the Disputed General Unsecured Claim that is disallowed is not entitled to a distribution from the GUC Trust (subject to any appeal rights of the claimant). However, to the extent that a Disputed General Unsecured Claim is fully resolved, and such resolution results in all or a portion of the original Disputed General Unsecured Claim being deemed valid—or “allowed”—by order of the Bankruptcy Court, by order of the tribunal presiding over the ADR Proceeding (if applicable), or by settlement with the GUC Trust, such portion of the Disputed General Unsecured Claim that is allowed will be considered an Allowed General Unsecured Claim and will be entitled to a distribution from the GUC Trust as if it were an Allowed General Unsecured Claim on the Effective Date (such claims, “Resolved Disputed Claims”).

Only one Avoidance Action, captioned Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al., Adv. Pro. No.09-00504 (Bankr. S.D.N.Y. July 31, 2009) (the “Term Loan Avoidance Action”), was commenced prior to the statutory deadline for commencing such actions. The Term Loan Avoidance Action was commenced by the Official Committee of Unsecured Creditors of Motors Liquidation Company (the “Committee”), and seeks the return of approximately $1.5 billion that had been transferred by the Debtors (with funds advanced after the commencement of the Debtors’ Chapter 11 cases by the United States Treasury and Export Development Canada (together, the “DIP Lenders”)) to a consortium of prepetition lenders pursuant to the terms of the order of the Bankruptcy Court. On December 15, 2011, in accordance with the Plan, upon the dissolution of MLC, the Term Loan Avoidance Action was transferred to the Avoidance Action Trust (as defined below). To the extent that the trustee and trust administrator of the Avoidance Action Trust (the “Avoidance Action Trust Administrator”) is successful in obtaining a judgment against the defendant(s) to the Term Loan Avoidance Action, Allowed General Unsecured Claims will arise in the amount of any transfers actually avoided (that is, disgorged) pursuant thereto (such general unsecured claims “Avoidance Action General Unsecured Claims,” and together with Resolved Disputed Claims, the “Resolved Allowed Claims”).

It is still unclear whether any amounts actually avoided pursuant to the Term Loan Avoidance Action would be for the benefit of holders of Allowed General Unsecured Claims. On June 6, 2011, the Committee commenced a separate adversary complaint seeking a declaratory judgment that (a) the DIP Lenders are not entitled to any proceeds of the Term Loan Avoidance Action and have no interests in the trust established for the action under the Plan (the “Avoidance Action Trust”), and (b) the holders of Allowed General Unsecured Claims have the exclusive right to receive any and all proceeds of the Term Loan Avoidance Action, and are the exclusive beneficiaries of the Avoidance Action Trust with respect

Motors Liquidation Company GUC Trust

Notes to Condensed Financial Statements

June 30, 2012

thereto. On December 2, 2011, the Bankruptcy Court entered an order, in favor of the Committee, denying the DIP Lenders’ motions to dismiss and for summary judgment (the “Term Loan Ownership Ruling”). On December 16, 2011, the DIP Lenders appealed the Term Loan Ownership Ruling along with related rulings and decisions of the Bankruptcy Court. On July 3, 2012, the district court for the Southern District of New York vacated the Bankruptcy Court’s judgment and remanded the case to the Bankruptcy Court, with instructions for the Bankruptcy Court judge to dismiss the Committee’s complaint without prejudice for want of subject matter jurisdiction. As a result of the foregoing ruling, the rights to any recoveries on the Term Loan Avoidance Action are still disputed.

GUC Trust Distributable Assets

Pursuant to the terms of the Plan, the Bankruptcy Court authorized the distribution of 150 million shares of New GM Common Stock issued by New GM, warrants to acquire 136,363,635 newly issued shares of New GM Stock with an exercise price set at $10.00 per share (“New GM Series A Warrants”), and warrants to acquire 136,363,635 newly issued shares of New GM Stock with an exercise price set at $18.33 per share (“New GM Series B Warrants”), (such securities, “New GM Securities”). The New GM Securities were held by MLC for the benefit of the GUC Trust until the dissolution of MLC on December 15, 2011, at which time they were transferred to the GUC Trust.

In addition, the agreement governing the sale of substantially all of the assets of the Debtors and related sale documentation together provide that, in the event that the Bankruptcy Court enters an order that includes a finding that the estimated aggregate Allowed General Unsecured Claims against the Debtors exceed $35 billion, New GM will be required to issue additional shares of New GM Common Stock for the benefit of the GUC Trust’s beneficiaries (the “Additional Shares”). The number of Additional Shares to be issued will be equal to the number of such shares, rounded up to the next whole share, calculated by multiplying (i) 30 million shares (adjusted to take into account any stock dividend, stock split, combination of shares, recapitalization, merger, consolidation, reorganization or similar transaction with respect to such New GM Common Stock from and after the closing of such sale and before issuance of the Additional Shares) and (ii) a fraction, (A) the numerator of which is the amount by which Allowed General Unsecured Claims exceed $35 billion (such excess amount being capped at $7 billion) and (B) the denominator of which is $7 billion. No Additional Shares have been issued.

Funding for GUC Trust Costs of Liquidation

The GUC Trust has and will have certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (as the “GUC Trust Administrative Fund”) for the purpose of paying certain fees and expenses incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for professionals retained by the GUC Trust) (“Wind-Down Costs”). Cash or investments from the GUC Trust Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. The GUC Trust Agreement provides that if the GUC Trust Administrator determines that the GUC Trust Administrative Fund is not sufficient to satisfy the current or projected costs and expenses of the GUC Trust, the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to set-aside, or “reserve”, New GM Securities from distribution for this purpose. The GUC Trust Administrator may then liquidate such reserved New GM Securities to fund the Wind-Down Costs, in most cases, with the required approval of the Bankruptcy Court. New GM Securities that

Motors Liquidation Company GUC Trust

Notes to Condensed Financial Statements

June 30, 2012

are reserved and/or sold in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and the cash proceeds of any such sale will be classified as “Other GUC Trust Administrative Cash” under the GUC Trust Agreement. Separate from this process of reserving, or setting aside, New GM Securities to satisfy projected costs and expenses of the GUC Trust, as a matter of financial reporting, the GUC Trust records a reserve in its Statement of Net Assets in Liquidation (the source of funding of which is not addressed thereon) for all expected costs of liquidation which are estimable and probable. As a result, there is not a direct relationship between the amount of such reserve reflected in the Statement of Net Assets in Liquidation and the value of any New GM Securities that are set aside for current or projected costs. Adjustments to the Reserve for Expected Costs of Liquidation as reported in the Statement of Net Assets are recorded only when the incurrence of additional costs is both estimable and probable.

In addition, in accordance with Section 2.3(e)(i) of the GUC Trust Agreement, the GUC Trust requested the sale of 87,182 shares of New GM Common Stock and 79,256 warrants of each series of New GM Warrants by MLC in order to provide additional funds for the payment of a portion of expenses related to certain regulatory reporting requirements and other actions provided for by the GUC Trust Agreement (“Reporting Costs”), including (i) those directly or indirectly relating to reports to be filed by the GUC Trust with the Securities and Exchange Commission (the “SEC”) or otherwise pursuant to applicable rules, regulations and interpretations of the SEC, (ii) the application to the Internal Revenue Service for a private letter ruling regarding the tax treatment of the GUC Trust and the holders of Allowed General Unsecured Claims in respect to the distribution of New GM Securities, and (iii) the ownership dispute with respect to the Term Loan Avoidance Action. The sale, which occurred May 27, 2011, resulted in cash proceeds of approximately $5.7 million, which constituted Other GUC Trust Administrative Cash under the GUC Trust Agreement. These funds were previously maintained at MLC, but upon MLC’s dissolution on December 15, 2011, such funds were transferred to the GUC Trust and the Avoidance Action Trust. If the GUC Trust Administrator determines that the Other GUC Trust Administrative Cash is not sufficient to satisfy the current or projected Reporting Costs of the GUC Trust, the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to reserve New GM Securities to satisfy such costs. The GUC Trust Administrator may then liquidate such reserved New GM Securities to fund the Reporting Costs, with the approval of the Bankruptcy Court. New GM Securities that are reserved or sold in this manner will not be available for distribution to the beneficiaries of GUC Trust Units. Cash or permissible investments constituting Other GUC Trust Administrative Cash, including cash held to fund Reporting Costs, if any, which remain at the termination of the GUC Trust will be distributed to holders of Allowed General Unsecured Claims or holders of the GUC Trust Units, as the case may be.

On January 20, 2012, the GUC Trust Administrator filed a motion with the Bankruptcy Court seeking, in part, authority to (i) liquidate New GM Securities in an amount sufficient to generate approximately $26.5 million to fund estimated and projected GUC Trust fees, costs and expenses for 2011 and 2012 and (ii) liquidate approximately $13.7 million of New GM Securities and transfer the resulting proceeds to the Avoidance Action Trust to fund projected costs, fees and expenses of the Avoidance Action Trust. The motion was granted on March 8, 2012 pursuant to an order of the Bankruptcy Court (the “Sale Order”), and the associated New GM Securities were liquidated in March 2012. The GUC Trust received

Motors Liquidation Company GUC Trust

Notes to Condensed Financial Statements

June 30, 2012

approximately $26.5 million of proceeds from the liquidation of New GM Securities (which amount comprises part of the GUC Trust’s present Other GUC Trust Administrative Cash) and an additional approximately $13.7 million of proceeds from the liquidation of New GM Securities to fund projected costs of the Avoidance Action Trust. To the extent that any of the Other GUC Trust Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining Other GUC Trust Administrative Cash will be distributed by the GUC Trust to holders of Allowed General Unsecured Claims or holders of the GUC Trust Units, as the case may be. As of June 30, 2012, New GM Securities aggregating $42.9 million have been reserved, or set aside, for projected GUC Trust fees, costs and expenses to be incurred beyond 2012. Accordingly, such New GM Securities are not available for distribution to the beneficiaries of the GUC Trust Units.

The approximately $13.7 million of sale proceeds generated by the GUC Trust to fund the Avoidance Action Trust were being held by the GUC Trust at March 31, 2012 pending receipt of written confirmation from the Internal Revenue Service that the transfer of such sale proceeds would not affect its prior rulings regarding the tax characterization of (i) the 2009 section 363 sale by MLC and MLC’s subsequent liquidation and (ii) the GUC Trust as a “disputed ownership fund” within the meaning of Treasury Regulation section 1.468B-9. Such written confirmation was received on April 24, 2012, and such sale proceeds were transferred to the Avoidance Action Trust on May 14, 2012.

Funding for Potential Tax Liabilities

The GUC Trust is subject to U.S. federal income tax on realized gains from the disposition of shares of New GM Common Stock and New GM Warrants that were transferred by MLC to the GUC Trust on December 15, 2011 (such taxes, “Taxes on Distribution”). The GUC Trust Agreement provides that the GUC Trust Administrative Fund may not be utilized to satisfy any Taxes on Distribution. As such, the GUC Trust Administrator is authorized, with the approval of the GUC Trust Monitor, to reserve, or set aside, from distribution an amount of New GM Securities, the liquidated proceeds of which would be sufficient to satisfy any current or potential Taxes on Distribution. The GUC Trust Administrator may then liquidate such reserved New GM Securities to fund the Taxes on Distribution, with the approval of the GUC Trust Monitor, but without the necessity of obtaining approval of the Bankruptcy Court. New GM Securities that are reserved or sold in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and the cash proceeds of any such sale will be classified as “Other GUC Trust Administrative Cash” under the GUC Trust Agreement.

During the quarter ended June 30, 2012, the GUC Trust Administrator reviewed the current and potential Taxes on Distribution. As a result of such review, the GUC Trust Administrator determined that it was necessary to reserve, or set aside, New GM Securities aggregating $150.8 million for potential Taxes on Distribution (based on the highest market prices since December 15, 2011 of New GM Securities over their tax basis at June 30, 2012 reduced by current period and carryforward net operating loss and future deductible expenses at June 30, 2012). Accordingly, such New GM Securities are not currently available for distribution to the beneficiaries of GUC Trust Units. The GUC Trust Administrator intends to reevaluate the reserve, or set aside, of New GM Securities on a quarterly basis.

Motors Liquidation Company GUC Trust

Notes to Condensed Financial Statements

June 30, 2012

The New GM Securities transferred from MLC to the GUC Trust still held at June 30, 2012 have a tax basis of approximately $1,112 million as of June 30, 2012. Such tax basis will be used to determine the taxable gain or loss on the disposition of New GM Securities since their transfer. For financial reporting purposes, the GUC Trust recorded a deferred tax asset of $15.4 million for the tax basis of New GM Securities in excess of their fair value at June 30, 2012, fully offset by a corresponding valuation allowance. See Note 8.

MLC Wind-Down

Upon the dissolution of the Debtors, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining disputed administrative expenses, priority tax claims, priority non-tax claims and secured claims (the “Residual Wind-Down Claims”). On December 15, 2011, under the Plan, the Debtors transferred to the GUC Trust an amount of cash necessary (the “Residual Wind-Down Assets”) to satisfy the ultimate allowed amount of such Residual Wind-Down Claims, as estimated by the Debtors, and the costs, fees and expenses relating to satisfying and resolving the Residual Wind-Down Claims (the “Residual Wind-Down Expenses”).

Should the Residual Wind-Down Expenses and the Residual Wind-Down Claims be less than the Residual Wind-Down Assets aggregating $41,362,444 (including certain prepaid expenses assigned to the GUC Trust), any excess funds will be returned to the DIP Lenders. If at any time the GUC Trust Administrator determines that the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims and Residual Wind-Down Expenses, such costs will be satisfied by Other GUC Trust Administrative Cash. If there is no remaining Other GUC Trust Administrative Cash, the GUC Trust Administrator is authorized to, with GUC Trust Monitor approval, reserve and, with Bankruptcy Court approval, sell New GM Securities to cover the shortfall. To the extent that New GM Securities are reserved and sold to obtain funding to complete the wind-down of the Debtors, such securities will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Expenses could reduce the assets of the GUC Trust available for distribution. After the GUC Trust has concluded its affairs, any funds remaining that were obtained from the New GM Securities sold to fund the wind-down process or the resolution and satisfaction of the Residual Wind-Down Claims will be distributed to the holders of the GUC Trust Units.

In addition, MLC transferred the remaining New GM Securities that were previously reported as Securities Due From Motors Liquidation Company to the GUC Trust and are now reported as Holdings of New GM Securities.

3. Net Assets in Liquidation

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are current and future holders of Allowed General Unsecured Claims and GUC Trust Units (“Trust Beneficiaries”). Certain assets of the GUC Trust are reserved for funding the expected costs of

Motors Liquidation Company GUC Trust

Notes to Condensed Financial Statements

June 30, 2012

liquidation and potential tax liabilities and are not available to the Trust Beneficiaries. Other assets of the GUC Trust, primarily Holdings of New GM Securities, as described in Notes 1 and 5, are available to be distributed to the Trust Beneficiaries (“GUC Trust Distributable Assets”) in accordance with the Plan. The net assets in liquidation, presented in the accompanying condensed statement of net assets in liquidation (liquidation basis) at June 30, 2012, corresponds to the amount of GUC Trust Distributable Assets as of June 30, 2012.

Trust Units

As described in Note 1, each holder of an Allowed General Unsecured Claim will retain a contingent right to receive, on a pro rata basis, additional shares of New GM Common Stock and New GM Warrants (if and to the extent such shares of New GM Common Stock and New GM Warrants are not required for the satisfaction of previously Disputed General Unsecured Claims or liquidation for the payment of the expenses or tax liabilities of the GUC Trust) and cash, if any, remaining at the dissolution of the GUC Trust. The GUC Trust issues units representing such contingent rights (“GUC Trust Units”) at the rate of one GUC Trust Unit per $1,000 of Allowed General Unsecured Claims to each holder of an Allowed General Unsecured Claim, subject to rounding pursuant to the GUC Trust Agreement, in connection with the initial recognition of each Allowed General Unsecured Claim.

The GUC Trust makes quarterly liquidating distributions to holders of GUC Trust Units to the extent that certain previously Disputed General Unsecured Claims asserted against the Debtors’ estates are either disallowed or are otherwise resolved favorably to the GUC Trust (thereby reducing the amount of GUC Trust assets reserved for distribution in respect of such asserted claims) and the amount of Excess GUC Trust Distributable Assets (as defined in the GUC Trust Agreement) as of the end of the relevant quarter exceeds thresholds set forth in the GUC Trust Agreement.

The following presents the total GUC Trust Units which the GUC Trust issued or was obligated to issue as of June 30, 2012:

Trust Units
Total units outstanding or issuable at March 31, 2012	30,036,945
Units issued during the quarter ended June 30, 2012	113,112
Less: Units issuable at March 31, 2012	(113,114)
Add: Units issuable at June 30, 2012	121,652

Total units outstanding or issuable at June 30, 2012	30,158,595

Allowed and Disputed Claims

The total cumulative pro rata liquidating distributions ultimately received by Trust Beneficiaries is dependent upon the current amount of Allowed General Unsecured Claims and final resolution of outstanding disputed general unsecured claims, which reflect liquidated disputed claims and a Bankruptcy Court ordered reserve for unliquidated disputed claims (“Disputed General Unsecured Claims”) and

Motors Liquidation Company GUC Trust

Notes to Condensed Financial Statements

June 30, 2012

potential Avoidance Action General Unsecured Claims (as described in Note 2). Disputed General Unsecured Claims at June 30, 2012 reflect claim amounts at their originally filed amounts and a court ordered distribution reserve for certain claims filed without a claim amount. The Disputed General Unsecured Claims may settle at amounts that differ significantly from these amounts and at amounts that differ significantly from the historical pattern at which claims have been settled and allowed in proportion to claims resolved and disallowed. Due to the nature of the claims resolution process and estimates involved, it is at least reasonably possible that these estimates could change in the near term. As described in Note 1, prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Avoidance Action General Unsecured Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims. Liquidating distributions payable are recorded (at the fair value of New GM Securities to be distributed) as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential Avoidance Action General Unsecured Claims were to arise (and would become allowed) in the manner described in Note 2, liquidating distributions payable would be recorded for the New GM Securities (at fair value) that would become distributable to holders of Avoidance Action General Unsecured Claims upon such occurrence.

The following table presents a summary of the Allowed and Disputed General Unsecured Claims and potential Avoidance Action General Unsecured Claims for the quarter ended June 30, 2012:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Avoidance Action General Unsecured Claims	Maximum Amount of Unresolved Claims (1)	Total Claim Amount (2)
Total, April 1, 2012	$30,036,882	$5,205,266	$1,500,000	$6,705,266	$36,742,148
New Allowed General Unsecured Claims	121,650	—	—	—	121,650
Disputed General Unsecured Claims resolved or disallowed	—	(882,736)	—	(882,736)	(882,736)

Total, June 30, 2012	$30,158,532	$4,322,530	$1,500,000	$5,822,530	$35,981,062

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Avoidance Action General Unsecured Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

4. Liquidating Distributions

Liquidating distributions in the quarter ended June 30, 2012 consisted of the following:

(in thousands)	Fair Value
Distributions during the quarter ended June 30, 2012	$11,851
Less: Liquidating distributions payable at March 31, 2012	(31,720)
Add: Liquidating distributions payable at June 30, 2012	39,711

$19,842

The distributions during the quarter ended June 30, 2012 consisted solely of distributions to holders of Resolved Disputed Claims, and holders of Allowed General Unsecured Claims who previously failed to

Motors Liquidation Company GUC Trust

Notes to Condensed Financial Statements

June 30, 2012

fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements. Because the amount of Excess GUC Trust Distributable Assets did not exceed the Distribution Threshold, no distribution to holders of GUC Trust Units was made during the quarter.

The GUC Trust was obligated at June 30, 2012 to distribute 1,106,095 shares of New GM Stock, 1,005,465 New GM Series A Warrants and 1,005,465 New GM Series B Warrants in the aggregate to the following:(1) holders of Resolved Disputed Claims, (2) certain holders of Allowed General Unsecured Claims who had not then satisfied certain informational requirements necessary to receive these securities, and (3) holders of GUC Trust Units which were not so distributed because the amount of Excess GUC Trust Distributable Assets did not exceed the Distribution Threshold set forth in the GUC Trust Agreement.

5. Holdings of New GM Securities

At June 30, 2012, the Holdings of New GM Securities, at fair value, consisted of the following:

	Number	Fair Value (in thousands)
New GM Common Stock	29,759,760	$586,862
New GM Series A Warrants	27,054,137	298,175
New GM Series B Warrants	27,054,137	183,427

Total		$1,068,464

As described in Note 4, as of June 30, 2012, the GUC Trust had accrued liquidating distributions payable of $39.7 million in respect of the securities then distributable. As a result, the numbers of New GM Securities reflected above include shares and warrants for which a liquidating distribution was then pending. These securities for which distributions were then pending aggregated 1,106,095 New GM Common Stock, 1,005,465 Series A Warrants, and 1,005,465 Series B Warrants as of such date.

The number of common stock shares and warrants in the table above also includes New GM Securities aggregating $42.9 million reserved, or set aside, for projected GUC Trust fees, costs and expenses to be incurred beyond 2012 and $150.8 million of New GM Securities reserved, or set aside, for potential Taxes on Distribution. As a result, the numbers of New GM Securities in the table above include an aggregate of 5,395,271 shares of New GM Common Stock, 4,904,792 New GM Series A Warrants and 4,904,792 New GM Series B Warrants which have been so set aside.

Motors Liquidation Company GUC Trust

Notes to Condensed Financial Statements

June 30, 2012

Set forth below are the aggregate number and fair value of all such shares and warrants which are pending distribution or are reserved, or set aside, and are not available for distribution as at June 30, 2012.

	Number	Fair Value (in thousands)
New GM Common Stock	6,501,366	$128,207
New GM Series A Warrants	5,910,257	65,139
New GM Series B Warrants	5,910,257	40,072

Total		$233,418

6. Fair Value Measurements

Accounting standards require certain assets and liabilities be reported at fair value in the financial statements and provide a framework for establishing that fair value. The framework for determining fair value is based on a hierarchy that prioritizes the inputs and valuation techniques used to measure fair value and the Trust’s investments are presented as provided by this hierarchy.

Level 1—In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets and liabilities that the GUC Trust has the ability to access.

Level 2—Fair value determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets or liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3—Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs at June 30, 2012 and March 31, 2012.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The GUC Trust’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

The GUC Trust also holds other financial instruments not measured at fair value on a recurring basis, including accounts payable and other liabilities. The fair value of these liabilities approximates the carrying amounts in the accompanying financial statements due to the short maturity of such instruments.

Motors Liquidation Company GUC Trust

Notes to Condensed Financial Statements

June 30, 2012

The following table presents information about the GUC Trust’s assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and March 31, 2012, and the valuation techniques used by the GUC Trust to determine those fair values.

	June 30, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$336	$—	$—	$336
Marketable Securities:
Municipal commercial paper and demand notes	—	52,055	—	52,055
Corporate commercial paper	—	31,153	—	31,153
Holdings of New GM Securities:
New GM Common Stock	586,862	—	—	586,862
New GM Warrants	481,602	—	—	481,602

Total Assets	$1,068,800	$83,208	$—	$1,152,008

Liabilities:
Liquidating distributions payable	$39,711	$—	$—	$39,711

	March 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$38,396	$—	$—	$38,396
Marketable Securities:
Municipal commercial paper and demand notes	—	25,253	—	25,253
Corporate commercial paper	—	59,317	—	59,317
U.S. government agency bonds	—	2,001	—	2,001
Holdings of New GM Securities:
New GM Common Stock	770,389	—	—	770,389
New GM Warrants	759,873	—	—	759,873

Total Assets	$1,568,658	$86,571	$—	$1,655,229

Liabilities:
Liquidating distributions payable	$31,720	$—	$—	$31,720

Motors Liquidation Company GUC Trust

Notes to Condensed Financial Statements

June 30, 2012

The following are descriptions of the valuation methodologies used for assets measured at fair value:

•	Due to its short-term, liquid nature, the fair value of cash equivalents approximates its carrying value.

•	Holdings of New GM Securities are valued at closing prices reported on the active market on which the individual securities are traded.

•

Marketable securities include municipal commercial paper and variable demand notes, corporate commercial paper and U.S. government agency bonds. Municipal variable demand notes trade daily at par value and, therefore, their fair value is equal to par value. Due to their short term maturities, the fair value of municipal and corporate commercial paper approximates their carrying value. The fair value of U.S. government agency bonds is based on pricing models, quoted prices of securities with similar characteristics, or broker quotes.

The GUC Trust’s policy is to recognize transfers between levels of the fair value hierarchy as of the actual date of the event of change in circumstances that caused the transfer. There were no such transfers during the quarters ended June 30, 2012 and 2011.

7. Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims

The following is a summary of the activity in the reserves for expected costs of liquidation, including expected reporting costs, for the three months ended June 30, 2012 and 2011:

	Three months ended June 30, 2012
(in thousands)	Reserve for Expected Wind Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, April 1, 2012	$56,815	$13,320	$647	$1,280	$4,049	$76,111
Additions to (reductions in) reserves	(3,241)	3,961	—	—	—	720
Less liquidation costs incurred (net of reversals):
Trust Professionals	(6,491)	(1,539)	—	(40)	(799)	(8,869)
Trust Governance	(1,129)	(467)	4	—	—	(1,592)
Other Administrative Expenses	(20)	(36)	—	—	(10)	(66)

Balance June 30, 2012	$45,934	$15,239	$651	$1,240	$3,240	$66,304

Motors Liquidation Company GUC Trust

Notes to Condensed Financial Statements

June 30, 2012

	Three months ended June 30, 2011
(in thousands)	Reserve for Expected Wind Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, April 1, 2011	$—	$—	$—	$—	$—	$—
Plus:
Funding for expected costs from MLC	52,734	—	—	—	—	52,734
Additions to reserve	—	5,657	—	—	—	5,657
Less liquidation costs incurred:
Trust Professionals	(8,330)	(846)	—	—	—	(9,176)
Trust Governance	(525)	—	—	—	—	(525)
Other Administrative Expenses	(70)	(78)	—	—	—	(148)

Balance June 30, 2011	$43,809	$4,733	$—	$—	$—	$48,542

During the quarter ended June 30, 2012, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (that are both probable and estimable) decreased by $3.2 million and increased by $4.0 million, respectively. During the quarter ended June 30, 2011, estimates of expected Reporting Costs increased by $5.7 million. Such revisions in the estimates were recorded as reductions in and additions to the reserves for expected costs of liquidation in such periods. The estimates of expected Wind-Down Costs at June 30, 2012 reflect the execution of a letter agreement subsequent to quarter end with the DIP lenders providing for relief from certain restrictions on utilization of Wind-Down Assets.

The following is a summary of the activity in the reserve for Residual Wind-Down Claims for the three months ended June 30, 2012:

(in thousands)	Reserve for Residual Wind Down Claims
Balance, April 1, 2012	$32,247
Less payments of claims	(1,132)

Balance June 30, 2012	$31,115

There was no reserve for Residual Wind-Down Claims prior to the dissolution of MLC on December 15, 2011.

Motors Liquidation Company GUC Trust

Notes to Condensed Financial Statements

June 30, 2012

8. Income Tax Benefit

The income tax benefit for the quarters ended June 30, 2012 and 2011 was determined by computing the current and deferred tax provisions for the interim periods using the GUC Trust’s statutory tax rate of 35%. An annual effective tax rate is not determinable because the GUC Trust’s only significant source of income is gains on distributions of New GM Securities, which are not determinable until realized. The components of the income tax benefit in the statements of changes in net assets in liquidation for the three months ended June 30, 2012 and 2011 are as follows:

(in thousands)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Current	$—	$—
Deferred	108,583	—

Total	$108,583	$—

Deferred taxes in the accompanying condensed statement of net assets at June 30, 2012 are comprised of the following components:

(in thousands)
Deferred tax assets:
Reserves for expected costs of liquidation	$21,106
Net operating losses	12,672
Tax basis in excess of fair value of holdings of New GM Securities	15,374

Total deferred tax assets	49,152
Valuation allowance	(49,152)

Net deferred tax asset	$—

Valuation allowances against deferred tax assets aggregating $49.2 million and $18.3 million were provided during the quarters ended June 30, 2012 and June 30, 2011, respectively, due to uncertainty as to whether the deferred tax assets are realizable. Realization of the deferred tax assets is solely dependent upon the generation of taxable gains upon the distribution or sale of New GM Securities in the future, which is not determinable prior to occurrence.

Motors Liquidation Company GUC Trust

Notes to Condensed Financial Statements

June 30, 2012

9. Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and will continue to receive certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees during the quarters ended June 30, 2012 and 2011.

In addition, Wilmington Trust Company has also entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. The fees and commissions charged by Wilmington Trust Company and its affiliates pursuant to these arrangements are consistent with the standard fees and commissions charged by Wilmington Trust Company to unrelated third-parties in negotiated transactions. During the quarters ended June 30, 2012 and 2011, the total amount of such fees and commissions was approximately $35,000 and $51,000, respectively.

Item 2.	Management’s Discussion and Analysis

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its first fiscal quarter ended June 30, 2012. It is intended to be read in conjunction with the condensed financial statements of the GUC Trust included in Item 1 above, which we refer to as the financial statements. For additional information about the purpose and administrative operations of the GUC Trust, see the disclosure in the notes to the financial statements filed with this Form 10-Q, in the Form 8-K filed by the GUC Trust with the Securities and Exchange Commission on June 12, 2012 and in the Form 8-K (including the financial statements furnished therewith) filed by the GUC Trust with the Securities and Exchange Commission on May 15, 2012. A glossary of defined terms used in this Form 10-Q is provided under the heading “Glossary” below.

Overview

The GUC Trust is a successor to Motors Liquidation Company, or MLC, within the meaning of Section 1145 of title 11 of the United States Code, or the Bankruptcy Code. The GUC Trust was initially formed on March 30, 2011, for the purposes of implementing the Second Amended Joint Chapter 11 Plan, or the Plan, of MLC and its affiliated debtors-in-possession, or the Debtors, which was filed with the United States Bankruptcy Court for the Southern District of New York, or the Bankruptcy Court, on March 18, 2011. The Plan subsequently became effective on March 31, 2011, or the Effective Date.

Functions and Responsibilities of the GUC Trust

The functions and responsibilities of the GUC Trust are governed by the Plan and the Amended and Restated Motors Liquidation Company GUC Trust Agreement, dated as of June 11, 2012, as subsequently amended, or the GUC Trust Agreement. The GUC Trust is administered by Wilmington Trust Company, solely in its capacity as trust administrator and trustee, or the GUC Trust Administrator. As set forth in the GUC Trust Agreement, the activities of the GUC Trust Administrator are overseen by FTI Consulting, Inc., solely in its capacity as trust monitor of the GUC Trust, or the GUC Trust Monitor. Although the GUC Trust has no officers, directors or employees, the GUC Trust Administrator is authorized by the GUC Trust Agreement to engage professionals to assist the GUC Trust Administrator in the administration of the GUC Trust. Accordingly, the GUC Trust and GUC Trust Administrator rely on receiving accurate information, reports and other representations from such professionals and from the GUC Trust Monitor.

Among its other duties and obligations, the GUC Trust is obligated pursuant to the Plan and the GUC Trust Agreement (i) to distribute the assets comprising the corpus of the GUC Trust to satisfy the general unsecured claims against the Debtors that are allowed pursuant to the Plan, or the Allowed General Unsecured Claims, (ii) to prosecute and resolve objections to the general unsecured claims against the Debtors that are disputed at a given time, or Disputed General Unsecured Claims, (iii) to take all necessary actions to administer the wind-down of the affairs of the Debtors, and (iv) to resolve and satisfy (to the extent allowed) the Residual Wind-Down Claims (as defined below) assumed by the GUC Trust.

Distributions and Distributable Assets of the GUC Trust

The principal assets comprising the corpus of the GUC Trust are (i) shares of common stock of General Motors Company, or the New GM Common Stock, (ii) warrants to acquire shares of New GM Common Stock at an exercise price of $10.00 per share, expiring July 10, 2016, or the New GM Series A Warrants, and (iii) warrants to acquire shares of New GM Common Stock at an exercise price of $18.33 per share, expiring July 10, 2019, or the New GM Series B Warrants. The New GM Series A Warrants and the New GM Series B Warrants are referred to collectively as the New GM Warrants, and the New GM Common Stock and the New GM Warrants are referred to collectively as the New GM Securities.

The Plan generally provides for the distribution of New GM Securities to holders of Allowed General Unsecured Claims pro rata by the amount of such claims. In that regard, the Plan provides that each holder of an Allowed General Unsecured Claim will obtain, in addition to an initial distribution of New GM Securities in such numbers as described below, a contingent right to receive, on a pro rata basis, additional shares of New GM Common Stock and New GM Warrants (only if and to the extent such New GM Common Stock and New GM Warrants are not required to satisfy new Allowed General Unsecured Claims or to fund the liquidation and administrative costs or income tax liabilities of the GUC Trust) and cash, if any, available for distribution to the holders of such rights. Such rights are represented by units of beneficial interests in the GUC Trust, or GUC Trust Units, distributed to holders of Allowed General Unsecured Claims in proportion to the amount of their claims, subject to certain rounding rules set forth in the GUC Trust Agreement.

Pursuant to the GUC Trust Agreement, the GUC Trust is required to make quarterly distributions to the holders of Allowed General Unsecured Claims that were allowed during the immediately preceding fiscal quarter. Under the terms of the Plan, and subject to rounding under the Plan, the GUC Trust Agreement and the rules of applicable clearing system, each $1,000 in amount of such new Allowed General Unsecured Claims is entitled to receive (upon delivery of any information required by the GUC Trust) an initial distribution of 3.98 shares of New GM Common Stock, 3.62 New GM Series A Warrants and 3.62 New GM Series B Warrants, as well as one GUC Trust Unit. Quarterly distributions are made as promptly as practicable after the first day of the fiscal quarter following the periods ending each March 31, June 30, September 30 and December 31, during the life of the GUC Trust.

In addition to the foregoing, the Trust is required to make quarterly distributions in respect of GUC Trust Units if Excess GUC Trust Distributable Assets (as defined below) at the end of the preceding fiscal quarter exceed certain thresholds set forth in the Trust Agreement.

Such distributions in respect of GUC Trust Units, if any, are made as promptly as practicable after the periods ending each March 31, June 30, September 30 and December 31. Excess GUC Trust Distributable Assets means (i) New GM Securities (only if and to the extent such New GM Securities (a) are not required for the satisfaction of new Allowed General Unsecured Claims and (b) have not been set aside from distribution to fund potential liquidation and administrative costs or income tax liabilities of the GUC Trust (as described below under “—Net Assets in Liquidation—New GM Securities Set Aside from Distribution”) and (ii) Other Administrative Cash (as defined below under the heading “—Funding for the GUC Trust’s Liquidation and Administrative Costs”) available, if any, for distribution to the holders of GUC Trust Units.

Funding for the GUC Trust’s Liquidation and Administrative Costs

As of the Effective Date, pursuant to the Plan, MLC funded approximately $52.7 million in cash to the GUC Trust, or the Administrative Fund, to be held and maintained by the GUC Trust Administrator for the purpose of paying certain fees and expenses incurred by the GUC Trust, including the fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses of other professionals retained by the GUC Trust, which are referred to as the Wind-Down Costs. The United States Department of the Treasury and the Governments of Canada and Ontario (through Export Development Canada), which are referred to collectively as the DIP Lenders, maintain a lien on the Administrative Fund which relates to certain funds advanced at the commencement of the Debtors’ insolvency proceedings. Consequently, pursuant to the GUC Trust Agreement, any cash or investments from the Administrative Fund which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

Pursuant to the GUC Trust Agreement, payments from the Administrative Fund to GUC Trust professionals are capped on an annual and aggregate basis. By letter dated July 24, 2012, the DIP Lenders consented to allow each GUC Trust professional to be paid, from the Administrative Fund, amounts in excess of the line item amount allocated to that professional on both an annual and an aggregate basis, provided that the total amounts allocated to GUC Trust professionals as a whole are not exceeded. The DIP Lenders further provided their written consent to the execution of an amendment to the GUC Trust Agreement to effectuate the foregoing.

To the extent that the Administrative Fund is not sufficient to satisfy the current or projected liquidation and administrative costs or income tax liabilities of the GUC Trust, the GUC Trust Agreement provides that the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to set aside from distribution New GM Securities for that purpose. This process is not related to, and is separate from, the process of recording reserves for expected costs in the Statement of Net Assets in Liquidation as a matter of financial reporting, which is only required for expected costs of liquidation that are estimable and probable under applicable accounting standards. See “—Critical Accounting Policies—Reserves for Expected Costs of Liquidation” below.

The GUC Trust Administrator may liquidate New GM Securities that have been set aside from distribution to fund (with the required approval of the Bankruptcy Court) the current or projected liquidation and administrative costs of the GUC Trust and (with the required approval of the GUC Trust Monitor) current and projected income tax liabilities of the GUC Trust. The cash proceeds of such sales, and the marketable securities in which such cash proceeds are invested, are referred to as Other Administrative Cash. Other Administrative Cash is used to fund the Wind-Down Costs, as well as certain other liquidation and administrative costs and income tax liabilities approved from time to time in accordance with the foregoing. The Bankruptcy Court previously approved, soon after the effective date and again in March, 2012, the sale of New GM Securities for certain specified costs, fees and expenses, which are referred to as Reporting Costs, including those directly or indirectly relating to (i) reports to be prepared and filed by the GUC Trust pursuant to applicable rules, regulations and interpretations of the Securities and Exchange Commission, (ii) the transfer, registration for transfer and certification of GUC Trust Units, (iii) the application to the Internal

Revenue Service for a private letter ruling regarding the tax treatment of the GUC Trust and the holders of Allowed General Unsecured Claims in respect to the distribution of New GM Securities, which is discussed in more detail below under the heading “—Income Tax Liabilities for Certain Capital Gains,” and (iv) certain legal proceedings relating to the Term Loan Avoidance Action (as defined under the heading “—Term Loan Avoidance Action” below). Pursuant to the GUC Trust Agreement, any cash or investments constituting Other Administrative Cash which remain at the winding up and conclusion of the GUC Trust will be distributed to the holders of GUC Trust Units.

Residual Wind-Down Claims

In addition to resolving Disputed General Unsecured Claims, the GUC Trust Administrator is required to resolve and satisfy (to the extent allowed) certain disputed administrative expenses, priority tax claims, priority non-tax claims, and secured claims against the Debtors, or the Residual Wind-Down Claims. Upon the dissolution and winding up of MLC on December 15, 2011, or the Dissolution Date, the GUC Trust assumed responsibility for the resolution and satisfaction (to the extent allowed) of such Residual Wind-Down Claims. At that time, MLC transferred to the GUC Trust approximately $38.6 million in cash and $2.8 million in prepaid expenses, or the Residual Wind-Down Assets, to be administered in accordance with the requirements of the GUC Trust Agreement and the Plan.

Pursuant to the GUC Trust Agreement and the Plan, the Residual Wind-Down Assets are to be used to satisfy and resolve the Residual Wind-Down Claims and to fund the costs, fees and expenses relating thereto, or the Residual Wind-Down Costs. Any unused portions of the Residual Wind-Down Assets must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. If, collectively, the actual amounts of Residual Wind-Down Claims allowed and the Residual Wind-Down Costs exceed the Residual Wind-Down Assets, the GUC Trust Administrator may be required to set aside from distribution and sell additional New GM Securities to fund the shortfall. Any such sale of securities would reduce the amount of New GM Securities available for distribution to holders of GUC Trust Units.

Other Assets Received from MLC on the Dissolution Date

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $2.7 million in cash from MLC for the purposes of funding certain additional specified costs. These include certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC, or the Indenture Trustee / Fiscal and Paying Agent Costs, as well as Avoidance Action Defense Costs (as defined under “—Term Loan Avoidance Action” below). Any unused portion of such funds must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. Moreover, if the actual amount of Avoidance Action Defense Costs exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date, a new Residual Wind-Down Claim will arise in the amount of such shortfall.

Income Tax Liabilities for Certain Capital Gains

Pursuant to the Plan and the GUC Trust Agreement, the Official Committee of Unsecured Creditors in the bankruptcy cases of the Debtors, or the Committee, previously sought a private letter ruling from the Internal Revenue Service regarding the tax treatment of the GUC Trust, with respect to its holdings of New GM Securities. Prior to the Dissolution Date, MLC held the New GM Securities for the benefit of the GUC Trust. Upon the dissolution and winding up of MLC, on the Dissolution Date, all undistributed New GM Securities were transferred to the GUC Trust. The tax basis per share or warrant of the New GM Securities on the Dissolution Date was $19.87 for the New GM Common Stock, $11.38 for the New GM Series A Warrants and $7.88 for the New GM Series B Warrants. The private letter ruling, if granted, would have eliminated the potential income tax liability on the increased market value, if any, of the New GM Securities (over the tax basis in such securities) when liquidated or distributed to holders of Allowed General Unsecured Claims or GUC Trust Units.

During the quarter ended June 30, 2012, the Internal Revenue Service informed the GUC Trust that it had made a final adverse determination with regard to such private letter ruling. For additional information, see the disclosure included in the Form 8-K filed with the Securities and Exchange Commission on May 11, 2012. As a result of that determination, the GUC Trust incurs income tax liability on any capital gain realized upon the disposition of New GM Securities to holders of Allowed General Unsecured Claims or GUC Trust Units. Based on the market prices for the New GM Securities as of March 31, 2012, the GUC Trust recorded as of that date a net deferred tax liability of approximately $108.6 million for all of the New GM Securities that it then held. See “—Critical Accounting Policies—Income Taxes” and “—Recent Trading Prices of New GM Securities” below. That deferred tax liability was subsequently reversed during the fiscal quarter ended June 30, 2012, due to the decline in the fair value of New GM Securities held at quarter end to an amount below their tax basis. See “—Statement of Changes in Net Assets in Liquidation” below.

Term Loan Avoidance Action

On July 31, 2009, the Committee commenced a legal action against certain prepetition lenders of the Debtors, styled as Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al. (Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009)), which is referred to as the Term Loan Avoidance Action. The Term Loan Avoidance Action seeks the return to the Avoidance Action Trust of approximately $1.5 billion that had been transferred to a consortium of prepetition lenders of the Debtors, pursuant to the court order approving the debtor-in-possession loans made by the DIP Lenders to MLC. On the Dissolution Date, the Term Loan Avoidance Action was transferred to a trust established for the purpose of holding and prosecuting the Term Loan Avoidance Action, or the Avoidance Action Trust. The rights to any recoveries on the Term Loan Avoidance Action are currently under dispute, with both the DIP Lenders and the Committee, on behalf of the holders of Allowed General Unsecured Claims, claiming such rights. For more information on these proceedings, see “Item 1. Legal Proceedings” of Part II to this Form 10-Q below. If and to the extent that the Avoidance Action Trustee is successful in its prosecution of the Term Loan Avoidance Action, in no event will the amount reclaimed from the pre-petition lenders be transferred to or otherwise benefit the GUC Trust, and no such amounts will be distributed to holders of GUC Trust Units.

The GUC Trust is obligated to indemnify pre-petition lenders for certain Term Loan Avoidance Action litigation costs, which we refer to as Avoidance Action Defense Costs. For information about the amount of cash received from MLC on the Dissolution Date to fund such costs, see “Functions and Responsibilities of the GUC Trust—Other Assets Transferred from MLC on the Dissolution Date” above. As described above, if the actual amount of Avoidance Action Defense Costs exceeds the amount of cash received from MLC, a new Residual Wind-Down Claim will arise in the amount of such shortfall.

If the trustee and trust administrator of the Avoidance Action Trust is successful in its prosecution of the Term Loan Avoidance Action, the claims of the pre-petition lenders will, for purposes of the GUC Trust, become Allowed General Unsecured Claims, which we also refer to as Term Loan Avoidance Action Claims, in an amount equal to the aggregate funds reclaimed from such lenders by the Avoidance Action Trust. As used in this Form 10-Q, the amounts of “Disputed General Unsecured Claims” do not include any potential Term Loan Avoidance Action Claims. See “Net Assets in Liquidation—Disputed Claims” below. Unless and until Term Loan Avoidance Action Claims arise, the potential holders of such claims will not be entitled to receive a distribution from the GUC Trust. However, once such Term Loan Avoidance Action Claims arise, the holders of such claims will be entitled to receive a distribution of New GM Securities from the GUC Trust. As such, while the successful prosecution of, and recoveries under, the Term Loan Avoidance Action will result in the incurrence of additional Allowed General Unsecured Claims, because the ownership of the beneficial interests in the Avoidance Action Trust is currently under dispute, it is not known whether holders of Allowed General Unsecured Claims will benefit from any funds recovered under the Term Loan Avoidance Action. In no event, however, will any funds reclaimed from the pre-petition lenders be transferred to or otherwise benefit the GUC Trust or be distributed to holders of GUC Trust Units.

The prosecution of the Term Loan Avoidance Action is still ongoing. For additional information about the Term Loan Avoidance Action, please see the disclosure contained in Note 2 (“Plan of Liquidation”) to the financial statements and “Item 1. Legal Proceedings” of Part II to this Form 10-Q, as well as under the heading “—Legal Proceedings—Term Loan Avoidance Action” in the Form 8-K filed by the GUC Trust with the Securities and Exchange Commission on June 12, 2012.

Recent Trading Prices of New GM Securities

As described above, the principal assets comprising the corpus of the GUC Trust are shares of the New GM Common Stock and the New GM Series A Warrants and New GM Series B Warrants to purchase such common stock. As a result, fluctuations in the market value of the New GM Common Stock (and related fluctuation in market value of the New GM Warrants) will increase or reduce the GUC Trust’s net assets in liquidation accordingly. In addition, fluctuations in the market value of the New GM Securities in relation to the tax basis of such securities will affect the amount of net deferred tax liabilities, if any, that are recorded in the Statement of Net Assets in Liquidation. See “—Functions and Responsibilities of the GUC Trust—Income Tax Liabilities for Certain Capital Gains” above.

The New GM Common Stock and New GM Warrants are listed on the New York Stock Exchange. As of June 29, 2012, the last trading day before the end of that fiscal quarter, the closing trading price of shares of New GM Common Stock was $19.72 (as compared to $25.65 as of March 30, 2012, the last trading day before the end of the previous fiscal quarter); the closing trading price of New GM Series A Warrants was $11.0214 (as compared to $16.63 as of March 30, 2012); and the closing trading price of New GM Series B Warrants was $6.78 (as compared to $11.20 as of March 30, 2012), in each case as reported by Bloomberg Finance L.P. The GUC Trust Units are not listed on any securities exchange.

The following table shows the intraday high and low trading prices of the New GM Common Stock for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended September 30, 2011	$32.08	$19.77
Ended December 31, 2011	$26.55	$19.00
Ended March 31, 2012	$27.68	$20.75
Ended June 30, 2012	$27.03	$19.24

The following table shows the intraday high and low trading prices of the New GM Series A Warrants for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended September 30, 2011	$23.07	$11.60
Ended December 31, 2011	$17.64	$10.63
Ended March 31, 2012	$18.62	$12.01
Ended June 30, 2012	$18.03	$10.60

The following table shows the intraday high and low trading prices of the New GM Series B Warrants for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended September 30, 2011	$17.22	$7.74
Ended December 31, 2011	$12.35	$7.02
Ended March 31, 2012	$12.66	$7.90
Ended June 30, 2012	$12.13	$6.50

Critical Accounting Policies

Liquidation Basis of Accounting

The GUC Trust was created for the purposes described in Note 1 (“Description of Trust and Reporting Policies”) to the financial statements and has a finite life. As a result, the GUC Trust has prepared its financial statements on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value, which is the non-discounted amount of cash into which an asset is expected to be converted in the due course of business less direct costs, while liabilities are reported at their estimated settlement amount, which is the non-discounted amount of cash expected to be paid to liquidate an obligation in the due course of business, including direct costs. Additionally, under the liquidation basis of accounting, a reserve has been established for estimated costs expected to be incurred during the liquidation (exclusive of interest expense). Such costs are accrued when they are both estimable and probable. These estimates are periodically reviewed and adjusted as appropriate.

The valuation of assets at net realizable value and liabilities at anticipated settlement amount represent estimates, based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change.

As described in Note 1 to the financial statements, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units (“Trust Beneficiaries”). As Disputed General Unsecured Claims are resolved and allowed and thereby become Allowed General Unsecured Claims, the holders thereof become entitled to receive liquidating distributions of New GM Securities and GUC Trust Units pro rata by the amount of such Claims and, upon such occurrence, the GUC Trust incurs an obligation to distribute such securities. Accordingly, liquidating distributions payable are recorded (at the fair value of such New GM Securities) as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential Avoidance Action General Unsecured Claims were to arise (and would become allowed) in the manner described in Note 2 to the financial statements, liquidating distributions payable would be recorded for the New GM Securities (at fair value) that would become distributable to holders of Avoidance Action General Unsecured Claims upon such occurrence. Prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Avoidance Action General Unsecured Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims. Rather, the beneficial interests of Trust Beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the financial statements.

Under the liquidation basis of accounting, the GUC Trust presents two principal financial statements: a Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation. In addition, although not required under the liquidation basis of accounting, the GUC Trust also presents a Statement of Cash Flows, in accordance with the requirements of the GUC Trust Agreement.

Holdings of New GM Securities

Holdings of New GM Securities represent the GUC Trust’s holdings of New GM Securities held for future distribution in respect of Allowed General Unsecured Claims and the GUC Trust Units, and include amounts set aside from distribution to fund potential administrative costs and income tax liabilities as described below under “—Net Assets in Liquidation—New GM Securities Set Aside from Distribution.” The securities held consist of shares of New GM Common Stock and New GM Warrants. The GUC Trust has valued its holdings in the securities at their fair value based on quoted closing market prices as of the last trading day of the fiscal period.

Prior to December 15, 2011, MLC held the New GM Securities for the benefit of the GUC Trust and the GUC Trust reported its interest in these securities as “Securities due from MLC.”

Marketable Securities

Marketable securities consist of short term investments in corporate commercial paper and municipal government commercial paper and variable demand notes and U.S. government agency bonds. The GUC Trust has valued these securities at fair value based on carrying value for municipal and corporate commercial paper where carrying value approximates fair value, par value for variable demand notes where par value equals fair value and pricing models, quoted prices of securities with similar characteristics, or broker quotes for U.S. government agency bonds.

Reserves for Residual Wind-Down Claims and Residual Wind-Down Costs

Upon the dissolution of MLC, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining Residual Wind-Down Claims. On the date of dissolution of the Debtors, the Debtors transferred to the GUC Trust Residual Wind-Down Assets in an amount necessary to satisfy the ultimate allowed amount of such Residual Wind-Down Claims and Residual Wind-Down Costs, as estimated by the Debtors. Should the Residual Wind-Down Costs and the Residual Wind-Down Claims be less than the cash amount transferred by the Debtors, any excess funds will be returned to the DIP Lenders.

Reserves for Expected Costs of Liquidation

Under the liquidation basis of accounting, the GUC Trust is required to estimate and accrue the costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs, described as Wind-Down Costs and Reporting Costs in Note 2 (“Plan of Liquidation”) to financial statements, consist principally of professional fees, costs of governance, and other administrative expenses. These amounts may vary significantly due to, among other things, the time and effort required to complete all distributions under the Plan. The GUC Trust has recognized reserves for expected costs that represent estimated costs to be incurred over the remaining liquidation period. As the GUC Trust incurs such costs, the reserves are released to offset the costs incurred and a liability to the service provider is recognized as an accounts payable or accrued expense until paid.

The process of recording reserves as a matter of financial reporting is separate and distinct from the process by which New GM Securities are set aside from distribution for the purposes of funding projected administrative costs and income tax liabilities. For a more complete description of the latter, see “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs” above and “Net Assets in Liquidation—New GM Securities Set Aside from Distribution” below.

Income Taxes

The GUC Trust is considered to be a “Disputed Ownership Fund” pursuant to Treasury Regulation Section 1.468B-9. Because all of the assets that have been transferred to the GUC Trust are passive investments, the GUC Trust will be taxed as a Qualified Settlement Fund (or QSF) pursuant to Treasury Regulation Section 1.468B-9(c)(1)(ii). The QSF tax status of the GUC Trust has been approved by the Internal Revenue Service in a private letter ruling issued on March 2, 2011.

In general, a QSF pays Federal income tax using the C corporation income tax rates on its modified gross income. Modified gross income includes gross income pursuant to Internal Revenue Code Section 61 less administrative expenses, certain losses from the sale, exchange or worthlessness of property, and net operating losses. In general, a Disputed Ownership Fund taxed as a QSF does not recognize gross income on assets transferred to it; therefore, the GUC Trust has not recognized gross income on the transfer of assets from MLC.

The GUC Trust is currently expected to generate gross income in the form of interest income and recognize gains and/or losses upon its disposition of shares of New GM Common

Stock and New GM Warrants which it now holds, which will be reduced by administrative expenses and any accumulated net operating losses, to compute modified gross income. The tax basis of New GM Securities held at June 30, 2012 used to calculate gain or loss on the disposition of the New GM Common Stock and New GM Warrants is approximately $1,112 million. As the GUC Trust is taxable for Federal income tax purposes, a current income tax liability, if any, is recognized for estimated taxes payable or refundable for the year. Deferred tax liabilities are recognized for the estimated future tax effects of temporary differences between financial reporting and tax accounting. Deferred tax assets are periodically reviewed for recoverability and valuation allowances are provided as necessary.

The GUC Trust is not subject to state income taxes under current law. Accordingly, no current or deferred state income tax liabilities and assets are recorded.

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The GUC Trust’s Federal income tax return for the year ended March 31, 2012 will be subject to examination. As of June 30, 2012, there are no known items which would result in a significant accrual for uncertain tax positions.

The income tax benefit or provision for interim periods is determined by computing the current and deferred tax provisions for the interim period using the GUC Trust’s statutory tax rate of 35%. An annual effective tax rate is not determinable because the GUC Trust’s only significant source of income is gains on distributions of New GM Securities, which are not determinable until realized.

Funding Obligation to the Avoidance Action Trust

Based on an analysis of the Avoidance Action Trust and its potential funding sources, the GUC Trust Administrator, in conjunction with the trust administrator and trustee for the Avoidance Action Trust, determined that it would be in the best interest of the holders of Allowed General Unsecured Claims to fund certain fees, costs and expenses of the Avoidance Action Trust, subject to approval of the Bankruptcy Court. As described in Note 2 (“Plan of Liquidation”) to the financial statements, in March 2012, the Bankruptcy Court approved the sale of New GM Securities aggregating approximately $13.7 million and the transfer of the resulting proceeds to the Avoidance Action Trust for such funding. Accordingly, a funding obligation to the Avoidance Action Trust was established in the accompanying Statement of Net Assets in Liquidation at March 31, 2012 for the amount that was expected to be and was transferred from the GUC Trust to the Avoidance Action Trust on May 14, 2012.

Use of Estimates

The preparation of financial statements on a liquidation basis in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements and related footnotes. Significant estimates include the anticipated amounts and timing of future cash flows for expected liquidation costs, Residual Wind-Down Claims, fair value of marketable securities, ultimate allowed amounts of Disputed General Unsecured Claims and the fair value of New GM Warrants held by MLC for the benefit of the GUC Trust on April 1, 2011. Actual results could differ from those estimates.

Statement of Changes in Net Assets in Liquidation

During the quarter ended June 30, 2012, net assets in liquidation decreased by approximately $361.8 million, from approximately $1,369.2 million to approximately $1,007.4 million, principally as a result of a decline in the fair value of holdings of New GM Securities since March 31, 2012. As noted above in “—Recent Trading Prices of New GM Securities,” the closing trading price of New GM Common Stock, as well as the New GM Series A and New GM Series B Warrants, decreased between the last trading day of the quarter ended March 31, 2012 and the last trading day of the quarter ended June 30, 2012.

The decrease in net assets in liquidation for the three months ended June 30, 2012 also reflected the impact of approximately $19.8 million of liquidating distributions of New GM Securities during that period, as well as approximately $0.7 million of further increases (net) to reserves for expected costs of liquidation, resulting from the GUC Trust’s identification of further expected liquidation and administrative costs which had become both probable and estimable, offset to a large extent by reductions in expected liquidation and administrative costs resulting from the execution of a letter agreement subsequent to June 30, 2012 with the DIP lenders providing for relief from certain restrictions on utilization of Wind-Down Assets.

Partially offsetting this decrease in net assets in liquidation was the reversal during the quarter of the net deferred tax liability of approximately $108.6 million, which had been previously recorded. Such net deferred tax liability consisted of a deferred tax liability of $142.7 million in respect of the fair value in excess of the tax basis of New GM Securities held by the GUC Trust, reduced by deferred tax assets of $34.1 million at March 31, 2012. See “—Functions and Responsibilities of the GUC Trust—Income Tax Liabilities for Certain Capital Gains” above. The reversal of the deferred tax liability in respect of the New GM Securities held by the GUC Trust was required as a result of the decline in the fair value of New GM Securities held at quarter end to an amount below their tax basis. Although the tax basis of the New GM Securities was higher than their fair value as of June 30, 2012, no net deferred tax asset was recognized for such basis difference. Rather, a valuation allowance was provided against all the deferred tax assets at June 30, 2012, because the realization of such deferred tax assets is uncertain. See Note 8 (“Income Tax Benefit”) to the financial statements.

The decrease in net assets in liquidation for the quarter ended June 30, 2012, was also partially offset by approximately $53,000 of interest income earned on cash and short term investments held by the GUC Trust to pay certain future expenses.

Liquidation and Administrative Costs

As discussed above under “—Critical Accounting Policies,” under the liquidation basis of accounting, the GUC Trust was required upon its establishment to record reserves in respect of its expected costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs consist principally of professional fees, governance costs and other liquidation and administrative costs.

Under generally accepted accounting principles, these reserves may be established only to the extent that an expense is both probable and estimable. From time to time, as additional costs are identified which are both estimable and probable, the GUC Trust records an increase to its Reserves for Expected Costs of Liquidation and charges such increase as an Increase in Reserves for Expected Costs of Liquidation in the Statement of Changes in Net Assets in Liquidation. As costs are actually incurred by the GUC Trust, such costs reduce the previously recorded Reserves for Expected Costs of Liquidation by the amount of such incurred costs, with no further effect on the Statement of Changes in Net Assets in Liquidation.

The GUC Trust’s reserves for liquidation and administrative costs are allocable into the following categories:

•

reserve for expected Wind-Down Costs, corresponding to expenditures to be made out of the Administrative Fund and, following the depletion of the Administrative Fund, Other Administrative Cash (see “—Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs”);

•

reserve for expected Reporting Costs, corresponding to expenditures to be made out of Other Administrative Cash (see “—Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs”);

•

reserve for Indenture Trustee / Fiscal and Paying Agent Costs, corresponding to expenditures to be made out of the cash received by the GUC Trust from MLC on the Dissolution Date (see “—Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC on the Dissolution Date”);

•

reserve for Avoidance Action Defense Costs, corresponding to expenditures to be made out of the cash received by the GUC Trust from MLC on the Dissolution Date and, following the depletion of such assets, out of any funds received in satisfaction of the resulting Residual Wind-Down Claim (see “—Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC on the Dissolution Date”); and

•

reserve for Residual Wind-Down Costs, corresponding (in addition to expenditures to satisfy and resolve Residual Wind-Down Claims) to expenditures to be made out of Residual Wind-Down Assets and, following the depletion of the Residual Wind-Down Assets, Other Administrative Cash (see “—Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims”).

As described in greater detail under “—Functions and Responsibilities of the GUC Trust” above and “Liquidity and Capital Resources” below, unused portions of certain of the assets associated with the foregoing reserves are required to be returned to the DIP Lenders upon the winding up and dissolution of the GUC Trust. Therefore, such assets are not available to fund costs of liquidation and administration or income tax liabilities of the GUC Trust, and are also not available for distribution to the holders of Allowed General Unsecured Claims or GUC Trust Units. See “—Functions and Responsibilities of the GUC Trust—Funding for the

GUC Trust’s Liquidation and Administrative Costs,” “—Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “—Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC on the Dissolution Date.”

As of June 30, 2012, the GUC Trust had approximately $66.3 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $76.1 million in reserves as of March 31, 2012. The following table summarizes in greater detail the changes in such reserves during the quarter ended June 30, 2012:

(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee / Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Reserves as of March 31, 2012	$56,815	$13,320	$647	$1,280	$4,049	$76,111
Additions to (Reductions in) Reserves	(3,241)	3,961	—	—	—	720
Less Costs Incurred, Net of Reversals:
Trust Professionals	(6,491)	(1,539)	—	(40)	(799)	(8,869)
Trust Governance	(1,129)	(467)	4	—	—	(1,592)
Other	(20)	(36)	—	—	(10)	(66)

Reserves as of June 30, 2012	$45,934	$15,239	$651	$1,240	$3,240	$66,304

On a net basis, approximately $0.7 million in additional reserves were accrued during the quarter ended June 30, 2012 in order to reflect a decrease in expected Wind-Down Costs of approximately $3.2 million and an increase in expected Reporting Costs of approximately $4.0 million. The decrease in expected Wind-Down Costs resulted from the execution of a letter agreement with the DIP lenders subsequent to June 30, 2012 providing for relief from certain restrictions on utilization of Wind-Down Assets, offset in part by an increase in expected Wind-Down Costs associated with (i) increased visibility into the ongoing costs necessary to conduct the wind-down activities of the GUC Trust and (ii) revised estimates related to the expected costs of certain litigation. The increase in expected Reporting Costs is associated with (i) increased visibility into expected Reporting Costs and (ii) additional Trust Professionals services required as a result of the adverse determination from the Internal Revenue Service with respect to the requested issuance of a private letter ruling. In comparison, an additional accrual of $5.7 million was recorded during the quarter ended June 30, 2011, in order to reflect expected costs associated with seeking a no action letter from the SEC and costs associated with preparation for potential SEC reporting responsibilities.

Total reserves were reduced by the amount of liquidation and administrative costs incurred during the quarter ended June 30, 2012. Trust professional costs incurred during the quarter ended June 30, 2012, were approximately $8.9 million, as compared to $9.2 million for the quarter ended June 30, 2011. The decrease of $0.3 million from period to period was due primarily to a reduction in Wind-Down Costs, partially offset by an increase in Reporting Costs and Residual Wind-Down Costs. In addition, trust governance costs incurred during the quarter ended June 30, 2012, were approximately $1.6 million, as compared to $0.5 million for the quarter ended June 30, 2011. The increase of $1.1 million from period to period was due primarily to increased fees for the GUC Trust Administrator and GUC Trust Monitor for certain services that were not incurred prior to 2012. Other administrative costs during the quarters ended June 30, 2012 and June 30, 2011 were approximately $66,000 and $148,000, respectively. Such costs represented miscellaneous fees and costs of the GUC Trust. For additional information regarding the components of each category of costs, see “—Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs,” “—Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “—Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC Trust on the Dissolution Date.”

The foregoing reserves represent future costs of the GUC Trust that were “estimable and probable” as of June 30, 2012, and, therefore, are recorded under the liquidation basis of generally accepted accounting principles. It is possible, however, that additional costs will be incurred, which were not estimable and probable as of June 30, 2012. If the funds available for each of the foregoing categories of costs are not sufficient to satisfy any of the costs in that category, the GUC Trust will be required to sell a portion of the New GM Securities in order to meet its additional obligations for those costs. Any such sales of New GM Securities will result in a lesser amount of New GM Securities available for distribution to holders of GUC Trust Units. As described in further detail below, certain New GM Securities have already been set aside from distribution for the purposes of meeting such additional obligations. However, the amounts set aside from distribution are neither reflected in nor a part of the financial statements included elsewhere in this Form 10-Q—the process of setting aside New GM Securities is not related to the process of recording, as a matter of financial reporting in the Statement of Net Assets in Liquidation, current and deferred income tax liabilities or reserves for expected costs of liquidation. See “—Critical Accounting Policies—Income Taxes” and “—Critical Accounting Policies—Reserves for Expected Costs of Liquidation” above and “—Net Assets in Liquidation—New GM Securities Set Aside from Distribution” below.

For additional information regarding the reserves described above, see Note 2 (“Plan of Liquidation”) and Note 7 (“Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims”) to the financial statements.

Net Assets in Liquidation

Disputed Claims

During the quarter ended June 30, 2012, the GUC Trust Administrator resolved Disputed General Unsecured Claims with an aggregate maximum asserted dollar amount of approximately $882.7 million, approximately $121.6 million of which were allowed and approximately $761.1 million of which were disallowed.

The following table provides additional detail regarding claims resolution status for the quarter ended June 30, 2012:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims(1)	Total Claims Amount(2)
As of March 31, 2012	$30,036,882	$5,205,266	$1,500,000	$6,705,266	$36,742,148
New Allowed General Unsecured Claims	121,650	—	—	—	121,650
Disputed General Unsecured Claims Resolved or Disallowed	—	(882,736)	—	(882,736)	(882,736)

As of June 30, 2012	$30,158,532	$4,322,530	$1,500,000	$5,822,530	$35,981,062

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

During the quarter ended June 30, 2012, holders of Disputed General Unsecured Claims that were allowed during that quarter became entitled to a distribution of 484,553 shares of New GM Common Stock, 440,510 New GM Series A Warrants and 440,510 New GM Series B Warrants, in the aggregate. The distributions in respect of such new Allowed General Unsecured Claims, to claim holders for which informational requirements had been met, were made on or about August 3, 2012. See “—Distributable Assets” below.

Distributable Assets

The table below summarizes the activity in the New GM Securities that comprise the GUC Trust’s distributable assets, including the amounts of New GM Securities distributed through or distributable as of, June 30, 2012, as well as the amounts of New GM Securities available for distribution to holders of GUC Trust Units as of June 30, 2012:

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants
Distributable Assets as of Effective Date	150,000,000	136,363,635	136,363,635
Prior Distributions(1)	(119,362,723)	(108,511,756)	(108,511,756)
Prior Sales to Fund GUC Trust Costs and Avoidance Action Trust Funding Obligation	(877,517)	(797,742)	(797,742)

Holdings of New GM Securities as of June 30, 2012(2)	29,759,760	27,054,137	27,054,137

Less: Distributions Payable at June 30, 2012(1), (3)	(1,106,095)	(1,005,465)	(1,005,465)
Add: Distributions Payable to Holders of GUC Trust Units as of June 30, 2012(3)	340,453	309,476	309,476
Less: Amounts Set Aside from Distribution to Fund Projected GUC Trust Costs	(1,194,806)	(1,086,187)	(1,086,187)
Less: Amounts Set Aside from Distribution to Fund Potential GUC Trust Tax Liabilities	(4,200,465)	(3,818,605)	(3,818,605)

Distributable Assets as of June 30, 2012(4)	23,598,847	21,453,356	21,453,356

(1)	The numbers of New GM Securities shown as distributed or distributable include sales for fractional amounts of New GM Securities, in lieu of which the GUC Trust is required pursuant to the GUC Trust Agreement to distribute cash, subject to certain minimum thresholds.
(2)	Holdings of New GM Securities reflects the numbers of New GM Securities used to determine Holdings of New GM Securities in the Statement of Net Assets in Liquidation. See Note 5 (“Holdings of New GM Securities”) to the financial statements.
(3)	Distributions Payable includes both (i) Distributions Payable to holders of GUC Trust Units, in respect of Excess GUC Trust Distributable Assets that have not exceeded the minimum thresholds for distribution under the GUC Trust Agreement, and (ii) Distributions Payable in respect of new Allowed General Unsecured Claims (including both (a) Allowed General Unsecured Claims that were newly allowed during the quarter ended June 30, 2012 and (b) Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled).
(4)

Distributable Assets reflects the numbers of New GM Securities shown as “GUC Trust Distributable Assets” on the report included as Exhibit 99.1 to the Form 8-K filed by the GUC Trust with the Securities and Exchange Commission on July 24, 2012. In addition to distributions payable to holders of GUC Trust Units as of June 30,

2012, Distributable Assets also includes 23,258,394 shares of New GM common Stock, 21,143,880 New GM Series A Warrants and 21,143,880 New GM Series B Warrants that have been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims as of June 30, 2012. To the extent such claims are resolved in favor of the GUC Trust, those amounts of New GM Securities set aside may become available for distribution to holders of GUC Trust Units in future periods.

As described above under the heading “—Disputed Claims,” as of June 30, 2012, there were approximately $30,158.5 million in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed, or was obligated to distribute as of June 30, 2012, in the aggregate, 120,468,818 shares of New GM Common Stock, 109,517,221 New GM Series A Warrants and 109,517,221 New GM Series B Warrants. These amounts reflect 484,553 shares of New GM Common Stock, 440,510 New GM Series A Warrants and 440,510 New GM Series B Warrants, which were set aside for distribution in respect of Allowed General Unsecured Claims that were newly allowed during the quarter ended June 30, 2012. See “—Disputed Claims” above. They also reflect 340,453 shares of New GM Common Stock, 309,476 New GM Series A Warrants and 309,476 New GM Series B Warrants that were distributable as of June 30, 2012 to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets. Because Excess GUC Trust Distributable Assets did not exceed certain minimum thresholds set forth in the GUC Trust Agreement as of June 30, 2012, the latter are not currently required to be distributed to holders of GUC Trust Units and will only be distributed to holders of GUC Trust Units at such time as Excess GUC Trust Distributable Assets exceed the applicable thresholds.

During the quarter ended June 30, 2012, no New GM Securities were sold to fund liquidation and administrative costs of the GUC Trust.

New GM Securities Set Aside from Distribution

In addition to distributions and liquidations of New GM Securities, which are reflected as reductions to the GUC Trust net assets in its financial statements, the GUC Trust also, from time to time, sets aside New GM Securities for potential future liquidation to fund projected liquidation and administrative costs, as well as potential income tax liabilities. The New GM Securities that are set aside from distribution by the GUC Trust are not deducted from the net assets in liquidation of the GUC Trust in its financial statements unless and until such New GM Securities are liquidated. The New GM Securities set aside from distribution are segregated by the GUC Trust for such specific purposes and are not available for distribution to holders of GUC Trust Units or other claimants unless and to the extent that the GUC Trust later determines that the New GM Securities are no longer needed to fund those specific purposes. This process is not related to, and is separate from, the process of recording current and deferred income tax liabilities and reserves for expected costs of liquidation in the Statement of Net Assets in Liquidation, as a matter of financial reporting. See “—Critical Accounting Policies—Income Taxes,” and “—Critical Accounting Policies—Reserves for Expected Costs of Liquidation” above.

During the quarter ended June 30, 2012, the GUC Trust set aside from distribution 637,438 additional shares of New GM Common Stock, 579,489 additional New GM Series A Warrants and 579,489 additional New GM Series B Warrants to fund projected liquidation and administrative costs of the GUC Trust, primarily as a result of increases in potential liquidation and administrative costs, as well as the decrease in the fair value of holdings of New GM Securities during the period (requiring additional New GM Securities to be set aside from distribution to fund such costs). See “—Liquidation and Administrative Costs” and “—Recent Trading Prices of New GM Securities” above. Accordingly, as at June 30, 2012, the GUC Trust had set aside from distribution, in the aggregate, 1,194,806 shares of New GM Common Stock, 1,086,187 New GM Series A Warrants and 1,086,187 New GM Series B Warrants, with an aggregate fair value of approximately $42.9 million, in order to fund projected liquidation and administrative costs of the GUC Trust. See “—Liquidation and Administrative Costs” above.

In addition, the GUC Trust Administrator reevaluates, on a quarterly basis, the amount of New GM Securities needed to be set aside from distribution to fund potential income tax liabilities on realized gains and future gains from the disposition of New GM Securities. This determination is made on a basis different than that used to calculate deferred tax liabilities for financial statement purposes. The calculation methodology used to make this determination was revised during the fiscal quarter ended June 30, 2012. For additional information, see the Form 8-K filed by the GUC Trust with the Securities and Exchange Commission on June 27, 2012. The revised calculation uses the highest closing price for the New GM Securities since December 15, 2011 (the date the New GM Securities were transferred to the GUC Trust from MLC) in calculating the potential taxes on future gains from the disposition of New GM Securities rather than the closing price for the New GM Securities at quarter end. By contrast, in calculating deferred tax liabilities for purposes of financial statement reporting, the GUC Trust uses the closing price as of the last trading date of the fiscal quarter.

As a result of such review for the most recent fiscal quarter, as well as the decrease in the fair value of holdings of New GM Securities during the period (requiring additional New GM Securities to be set aside to fund potential tax liabilities), the GUC Trust Administrator determined that it was necessary to reserve 2,069,306 additional shares of New GM Common Stock, 1,881,187 additional New GM Series A Warrants and 1,881,187 additional New GM Series B Warrants. Including such additional New GM Securities, as of June 30, 2012, the GUC Trust had set aside from distribution in the aggregate 4,200,465 shares of New GM Common Stock, 3,818,605 New GM Series A Warrants and 3,818,605 New GM Series B Warrants, with an aggregate fair value of approximately $150.8 million, in order to fund potential income tax liabilities. For additional information, see “Funding for Potential Tax Liabilities” in Note 2 (“Plan of Liquidation”) to the financial statements.

After deducting amounts set aside from distribution to fund additional projected liquidation and administrative costs and potential income tax liabilities of the GUC Trust and amounts set aside for distributions payable in respect of new Allowed General Unsecured Claims, as of June 30, 2012, the distributable assets of the GUC Trust included 23,598,847 shares of New GM Common Stock, 21,453,356 New GM Series A Warrants and 21,453,356 New GM Series B Warrants, with an aggregate fair value of approximately $847.3 million. In addition to distributions payable to holders of GUC Trust Units as of June 30, 2012, such amounts of distributable assets include 23,258,394 shares of New GM common Stock, 21,143,880 New GM Series A Warrants and 21,143,880 New GM Series B Warrants that had been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. To the extent such claims are resolved in favor of the GUC Trust, those amounts of New GM Securities set aside may become available for distribution to holders of GUC Trust Units in future periods.

There is no assurance that additional amounts of New GM Securities will not be required to be set aside from distribution and sold to fund additional costs and income tax liabilities, beyond what the GUC Trust Administrator has already set aside. Any sales of New GM Securities that occur to fund such obligations will result in a lesser amount of New GM Securities available for distribution to holders of GUC Trust Units. See “—Liquidity and Capital Resources” below.

GUC Trust Units

The table below details the changes in the numbers of GUC Trust Units outstanding or issuable during the quarter ended June 30, 2012:

GUC Trust Units
Outstanding or Issuable(1) as of March 31, 2012	30,036,945
Issued during Quarter Ended June 30, 2012	113,112
Less: Issuable as of March 31, 2012(1)	(113,114)
Add: Issuable as of June 30, 2012(1)	121,652

Outstanding or Issuable as of June 30, 2012	30,158,595

(1)	The numbers of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of (a) Allowed General Unsecured Claims that were newly allowed during the preceding fiscal quarter and (b) Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled.

Liquidity and Capital Resources

The GUC Trust’s sources of liquidity are principally the funds it holds for the payment of liquidation and administrative costs, and to a significantly lesser degree, the earnings on such funds invested by it. The GUC Trust holds such funds as cash and cash equivalents and also invests such funds in marketable securities, primarily corporate commercial paper and municipal commercial paper and demand notes, as permitted by the Plan and the GUC Trust Agreement.

During the quarter ended June 30, 2012, the GUC Trust’s holdings of cash and cash equivalents decreased approximately $38.1 million from approximately $38.4 million to approximately $336,000. The decrease was due primarily to cash used to fund liquidation and administrative costs of $15.1 million, cash transferred to the Avoidance Action Trust of $13.7 million to satisfy a funding obligation to the Avoidance Action Trust, cash used to purchase marketable securities in excess of sales of marketable securities of $8.1 million and cash used for payment of Residual Wind-Down Claims of $1.1 million.

During the quarter ended June 30, 2012, the funds invested by the GUC Trust in marketable securities decreased approximately $3.4 million, from approximately $86.6 million to approximately $83.2 million. The decrease was due primarily to reduced re-investments of cash in marketable securities in order to fund cash needs during the quarter. The GUC Trust earned approximately $53,000 in interest income on such investments during the period.

In addition to funds held for payment of costs of liquidation and administration, the GUC Trust also holds shares of New GM Securities, a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to sell with the approval of the Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs and income tax liabilities as they become due. As of June 30, 2012, the aggregate fair value of the New GM Securities held by the GUC Trust, excluding securities set aside for liquidating distributions payable as of that date, was approximately $1,028.8 million. As of June 30, 2012, the GUC Trust Administrator had further set aside from distribution New GM Securities with an aggregate fair market value of approximately $42.9 million to fund projected liquidation and administrative costs, and New GM Securities with an aggregate fair market value of approximately $150.8 million to fund potential income taxes. See “—Net Assets in Liquidation—Distributable Assets” above.

There is no assurance that additional amounts of New GM Securities will not be required to be set aside from distribution and sold to fund additional costs and income tax liabilities, beyond what the GUC Trust Administrator has already set aside. Any sales of New GM Securities that occur to fund such obligations will result in a lesser amount of New GM Securities available for distribution to holders of GUC Trust Units. In addition, as described above under the headings “—Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “—Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC on the Dissolution Date,” a portion of the GUC Trust’s assets are currently segregated pursuant to the GUC Trust Agreement for the satisfaction of Residual Wind-Down Claims and certain other specified costs. If such assets are insufficient to satisfy the Residual Wind-Down Claims or fund such other specified costs for any reason, the GUC Trust Administrator will similarly be required to set aside from distribution and sell additional New GM Securities in order to fund such shortfall.

As described under the headings “—Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “—Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC on the Dissolution Date” above, the Residual Wind-Down Assets and other assets received by the GUC Trust on the Dissolution Date are not available for the payment of the liquidation and administrative costs or income tax liabilities of the GUC Trust. Rather, any unused portions of such assets must be returned to the DIP Lenders, and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements about the assets, financial condition and prospects of the GUC Trust. Actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the resolution of the Disputed General Unsecured Claims, the outcome of and the ultimate recovery on the Term Loan Avoidance Action, any related incurrence of Allowed General Unsecured Claims, the GUC Trust’s incurrence of professional fees, tax liabilities and other expenses in connection with administration of the GUC Trust, economic conditions, changes in tax and other governmental rules and regulations applicable to the GUC Trust, fluctuations in the market price of the New GM Securities and other risks, as well as various risks and uncertainties associated with New GM, as described in New GM’s periodic and current reports filed under the Securities Exchange Act of 1934, as amended. These risks and uncertainties are beyond the ability of the GUC Trust to control, and in many cases, risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements cannot be predicted. When used in this Form 10-Q, the words “believes,” “estimates,” “plans,” “expects,” “intends,” and “anticipates” and similar expressions are intended to identify forward-looking statements.

Glossary

The capitalized terms used in this Form 10-Q but not otherwise defined shall have the respective meanings set forth below. For additional information on any of the matters relating to such terms, see the disclosure in the notes to the financial statements filed with this Form 10-Q and in the Form 8-K filed by the GUC Trust with the Securities and Exchange Commission on June 12, 2012.

“Administrative Fund” means the approximately $52.7 million in cash contributed to the GUC Trust to be held and maintained by the GUC Trust Administrator for the purpose of paying the Wind-Down Costs, and on which the DIP Lenders maintain a lien.

“Allowed General Unsecured Claims” means the general unsecured claims against the Debtors that are allowed at any given time.

“Avoidance Action Defense Costs” means certain costs, fees and expenses with respect to which the GUC Trust is obligated to indemnify certain pre-petition leaders of the Debtors relating to defending the Term Loan Avoidance Action.

“Avoidance Action Trust” means the trust established under the Plan for the purpose of holding and prosecuting the Term Loan Avoidance Action.

“Bankruptcy Code” means title 11 of the United States Code.

“Bankruptcy Court” means the United States Bankruptcy Court for the Southern District of New York.

“Committee” means the Official Committee of Unsecured Creditors in the bankruptcy cases of the Debtors.

“Debtors” means MLC and its affiliated debtors and debtors-in-possession.

“DIP Lenders” means the means the United States Department of the Treasury and the Governments of Canada and Ontario, through Export Development Canada.

“Disputed General Unsecured Claims” means the general unsecured claims against the Debtors that are disputed at a given time and does not include any potential Term Loan Avoidance Action Claims.

“Dissolution Date” means December 15, 2011, the date that MLC filed a Certificate of Dissolution with the Secretary of State of Delaware and was dissolved.

“Effective Date” means March 31, 2011, the date that the Plan became effective.

“Excess GUC Trust Distributable Assets” means (i) New GM Securities (only if and to the extent such New GM Securities (a) are not required for the satisfaction of new Allowed General Unsecured Claims and (b) have not been set aside from distribution to fund potential liquidation and administrative costs or income tax liabilities of the GUC Trust and (ii) Other Administrative Cash available, if any, for distribution to the holders of GUC Trust Units.

“GUC Trust” means the Motors Liquidation Company GUC Trust.

“GUC Trust Administrator” means Wilmington Trust Company, solely in its capacity as trust administrator and trustee of the GUC Trust.

“GUC Trust Agreement” means the Amended and Restated Motors Liquidation Company GUC Trust Agreement, dated as of June 11, 2012, as subsequently amended.

“GUC Trust Monitor” means FTI Consulting, Inc., solely in its capacity as trust monitor of the GUC Trust.

“GUC Trust Units” means the units of beneficial interests in the GUC Trust distributed to holders of Allowed General Unsecured Claims in proportion to the amount of their claims, subject to certain rounding rules set forth in the GUC Trust Agreement. Each GUC Trust Unit represents the contingent right to receive a pro rata share of the Excess GUC Trust Distributable Assets.

“Indenture Trustee / Fiscal and Paying Agent Costs” means certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC.

“MLC” means Motors Liquidation Company.

“New GM Common Stock” means the common stock of New GM.

“New GM Securities” means the New GM Common Stock and the New GM Warrants.

“New GM Series A Warrants” means the warrants to acquire shares of New GM Common Stock at an exercise price of $10.00 per share, expiring July 10, 2016.

“New GM Series B Warrants” means the warrants to acquire shares of New GM Common Stock at an exercise price of $18.33 per share, expiring July 10, 2019.

“New GM Warrants” means the New GM Series A Warrants and the New GM Series B Warrants.

“Other Administrative Cash” means the cash proceeds from the sale of any New GM Securities that have been set aside from distribution to fund the current or projected liquidation and other administrative costs or income tax liabilities of the GUC Trust.

“Plan” means the Debtors’ Second Amended Joint Chapter 11 Plan, which was filed with the Bankruptcy Court on March 18, 2011.

“Reporting Costs” means certain specified costs, fees and expenses for which the Bankruptcy Court previously, soon after the Effective Date and again in March, 2012, approved the sale of New GM Securities, including those directly or indirectly relating to (i) reports to be prepared and filed by the GUC Trust pursuant to applicable rules, regulations and interpretations of the Securities and Exchange Commission, (ii) the transfer, registration for transfer and certification of GUC Trust Units, (iii) the application to the Internal Revenue Service for a private letter ruling regarding the tax treatment of the GUC Trust and the holders of Allowed General Unsecured Claims in respect to the distribution of New GM Securities and (iv) certain legal proceedings relating to the Term Loan Avoidance Action.

“Residual Wind-Down Assets” means the approximately $38.6 million in cash and $2.8 million in prepaid expenses transferred by MLC to the GUC Trust on the Dissolution Date to satisfy the Residual Wind-Down Claims and Residual Wind-Down Costs.

“Residual Wind-Down Claims” means all disputed administrative expenses, priority tax claims, priority non-tax claims, and secured claims against the Debtors that were remaining as of the Dissolution Date.

“Residual Wind-Down Costs” means certain costs, fees and expenses relating to satisfying and resolving the Residual Wind-Down Claims.

“Term Loan Avoidance Action” means the legal action styled as Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A., et al., Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009).

“Term Loan Avoidance Action Claims” means the Allowed General Unsecured Claims that would arise in the amount of any recovery of funds if the trustee and trust administrator of the Avoidance Action Trust is successful in its prosecution of the Term Loan Avoidance Action.

“Wind-Down Costs” means certain fees and expenses incurred by the GUC Trust, including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for other professionals retained by the GUC Trust, other than Reporting Costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Disclosure under this item is not required, pursuant to the no-action letter of the Securities and Exchange Commission to the GUC Trust dated May 23, 2012.

Item 4.	Disclosure Controls and Procedures.

During the fiscal period covered by this report, the GUC Trust, under the supervision of its management, including the Vice President of the GUC Trust Administrator, completed an evaluation of the effectiveness of the design and operation of the GUC Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended). Based on this evaluation, that Vice President has concluded that, as of the end of the fiscal period covered by this report, the GUC Trust’s disclosure controls and procedures were effective.

This report does not include disclosure relating to any evaluation of changes in internal control over financial reporting, because the GUC Trust is not yet subject to the internal control of financial reporting requirements in Rule 13a-15 under the Securities Exchange Act of 1934.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

As described above under the heading “Item 1. Management’s Discussion and Analysis—Functions and Responsibilities of the GUC Trust—Term Loan Avoidance Action,” ownership of the beneficial interests in the Avoidance Action Trust is currently under dispute, with both the DIP Lenders and the Committee, on behalf of the holders of Allowed General Unsecured Claims, claiming sole ownership.

As described in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2012, on June 6, 2011, the Committee commenced an adversary proceeding seeking a declaratory judgment that (a) the DIP Lenders are not entitled to any proceeds of the Term Loan Avoidance Action and have no interests in the Avoidance Action Trust, and (b) the holders of Allowed General Unsecured Claims have the exclusive right to receive any and all proceeds of the Term Loan Avoidance Action. On December 2, 2011, the Bankruptcy Court entered an order in favor of the Committee, denying the DIP Lenders’ motions to dismiss and for summary judgment. On December 16, 2011, the DIP Lenders appealed this and other related rulings and decisions of the Bankruptcy Court.

On July 3, 2012, the district court for the Southern District of New York vacated the Bankruptcy Court’s judgment and remanded the case to the Bankruptcy Court, with instructions for the Bankruptcy Court judge to dismiss the Committee’s complaint without prejudice for want of subject matter jurisdiction. As a result of the foregoing ruling, the rights to any recoveries on the Term Loan Avoidance Action are still disputed.

There have been no other material changes regarding legal proceedings from what was previously disclosed in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2012.

Item 1A.	Risk Factors.

There have been no material changes regarding risk factors from what was previously included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Disclosure under this item is not required, pursuant to the no-action letter of the Securities and Exchange Commission to the GUC Trust dated May 23, 2012.

Item 3.	Defaults Upon Senior Securities.

Disclosure under this item is not required, pursuant to the no-action letter of the Securities and Exchange Commission to the GUC Trust dated May 23, 2012.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101*	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Motors Liquidation Company GUC Trust, for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Net Assets in Liquidation (Liquidation Basis) as of June 30, 2012 and March 31, 2012, (ii) Condensed Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three months ended June 30, 2012 and June 30, 2011, (iii) Condensed Statements of Cash Flows (Liquidation Basis) for the three months ended June 30, 2012 and June 30, 2011 and (iv) Notes to Condensed Financial Statements.

*	To be furnished by amendment. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2012

MOTORS LIQUIDATION COMPANY GUC TRUST

By: Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

By:	/s/ David A. Vanaskey
Name:	David A. Vanaskey
Title:	Vice President of Wilmington Trust Company

EXHIBIT INDEX

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101*	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Motors Liquidation Company GUC Trust, for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Net Assets in Liquidation (Liquidation Basis) as of June 30, 2012 and March 31, 2012, (ii) Condensed Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three months ended June 30, 2012 and June 30, 2011, (iii) Condensed Statements of Cash Flows (Liquidation Basis) for the three months ended June 30, 2012 and June 30, 2011 and (iv) Notes to Condensed Financial Statements.

*	To be furnished by amendment. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such section.