Form 10-Q/A
period 2012-06-30
Motors Liquidation Co
filed 2012-09-13
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒*

*	The registrant is not required to file reports pursuant to Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934, but has filed all reports required pursuant to the no-action letter of the Securities and Exchange Commission to the registrant dated May 23, 2012.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for Motors Liquidation Company GUC Trust, for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2)(ii) of Regulation S-T. Exhibit 101 consists of the interactive data files that were not included in the Form 10-Q, as allowed by the 30-day grace period for the first time the registrant submits such files.

This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

Item 6.        Exhibits.

Exhibit No.	Description

31*	Section 302 Certification.

32*	Section 906 Certification.

101**	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Motors Liquidation Company GUC Trust, for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Net Assets in Liquidation (Liquidation Basis) as of June 30, 2012 and March 31, 2012, (ii) Condensed Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three months ended June 30, 2012 and June 30, 2011, (iii) Condensed Statements of Cash Flows (Liquidation Basis) for the three months ended June 30, 2012 and June 30, 2011 and (iv) Notes to Condensed Financial Statements.

*	Previously filed.
**	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 13, 2012

MOTORS LIQUIDATION COMPANY GUC TRUST

By: Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

By:	/s/ David A. Vanaskey
Name:	David A. Vanaskey
Title:	Vice President of Wilmington Trust Company

EXHIBIT INDEX

Exhibit No.	Description

31*	Section 302 Certification.

32*	Section 906 Certification.

101**	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Motors Liquidation Company GUC Trust, for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Net Assets in Liquidation (Liquidation Basis) as of June 30, 2012 and March 31, 2012, (ii) Condensed Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three months ended June 30, 2012 and June 30, 2011, (iii) Condensed Statements of Cash Flows (Liquidation Basis) for the three months ended June 30, 2012 and June 30, 2011 and (iv) Notes to Condensed Financial Statements.

*	Previously filed.
**	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such section.