Form 10-Q
period 2012-09-30
Motors Liquidation Co
filed 2012-11-09
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION

(LIQUIDATION BASIS)

(Dollars in thousands)

	September 30, 2012	March 31, 2012
	Unaudited
ASSETS
Cash and Cash Equivalents	$2,414	$38,396
Marketable Securities	75,045	86,571
Holdings of New GM Securities	1,251,821	1,530,262
Other Assets & Deposits	2,065	2,662

TOTAL ASSETS	1,331,345	1,657,891
LIABILITIES
Accounts Payable & Other Liabilities	12,927	26,276
Liquidating Distributions Payable	54,757	31,720
Deferred Tax Liability	20,318	108,583
Avoidance Action Trust Funding Obligation	—	13,715
Reserve for Residual Wind Down Claims	30,973	32,247
Reserves for Expected Costs of Liquidation	61,663	76,111

TOTAL LIABILITIES	180,638	288,652

NET ASSETS IN LIQUIDATION	$1,150,707	$1,369,239

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net Assets in Liquidation, beginning of period	$1,007,366	$2,145,973	$1,369,239	$—

Increases (decreases) in net assets in liquidation:
Transfer of interest in securities due from Motors Liquidation Company	—	—	—	9,900,699
Additions (net) to reserves for Expected Costs of Liquidation	(4,678)	—	(5,398)	(5,657)
Liquidating distributions of securities	(35,307)	(72,589)	(55,149)	(7,809,370)
Net change in fair value of holdings of New GM Securities	203,624	(899,766)	(246,323)	(912,083)
Interest and dividend income	20	20	73	49
Income tax (provision) benefit	(20,318)	—	88,265	—

Net increase (decrease) in net assets in liquidation	143,341	(972,335)	(218,532)	1,173,638

Net Assets in Liquidation, end of period	$1,150,707	$1,173,638	$1,150,707	$1,173,638

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Six Months Ended September 30,
	2012	2011
Cash flows from (used in) operating activities
Cash receipts from interest and dividends	$83	$47
Cash paid for professional fees, governance costs and other administrative costs	(21,255)	(4,605)
Cash paid for Residual Wind-Down Claims	(1,145)	—
Cash paid for distributions in lieu of fractional shares and warrants	(1)	—

Net cash flows (used in) operating activities	(22,318)	(4,558)
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(99,721)	(204,174)
Cash from maturities and sales of marketable securities	99,765	156,073

Net cash flows from (used in) investing activities	44	(48,101)
Cash flows from (used in) financing activities
Cash transfer from Motors Liquidation Company to fund Expected Costs of Liquidation	—	52,734
Cash transferred to the Avoidance Action Trust	(13,715)	—
Cash from sale of securities for distributions in lieu of fractional shares and warrants	7	—

Net cash flows from (used in) financing activities	(13,708)	52,734

Net increase (decrease) in cash and cash equivalents	(35,982)	75

Cash and cash equivalents, beginning of period	38,396	—

Cash and cash equivalents, end of period	$2,414	$75

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

September 30, 2012

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

The GUC Trust exists solely for the purpose of resolving claims, distributing New GM Securities and winding down the affairs of MLC, all in accordance with a plan of liquidation of MLC approved by the Bankruptcy Court. Accordingly, the GUC Trust has prepared the accompanying financial statements on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Under the liquidation basis of accounting, assets are stated at their estimated net realizable value, which is the non-discounted amount of cash into which an asset is expected to be converted in the due course of business less direct costs, while liabilities are reported at their estimated settlement amount, which is the non-discounted amount of cash expected to be paid to liquidate an obligation in the due course of business, including direct costs. Additionally, under the liquidation basis of accounting, a reserve has been established for estimated costs expected to be incurred during the liquidation (exclusive of interest expense). Such costs are accrued when they are both estimable and probable. These estimates are periodically reviewed and adjusted as appropriate. The valuation of assets at net realizable value and liabilities at anticipated settlement amount represent estimates, based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change.

As described above, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units (“Trust Beneficiaries”). As Disputed General Unsecured Claims are resolved and allowed and thereby become Allowed General Unsecured Claims, the holders thereof become entitled to receive liquidating distributions of New GM Securities and GUC Trust Units pro rata by the amount of such Claims and, upon such occurrence, the GUC Trust incurs an obligation to distribute such securities. Accordingly, liquidating distributions payable are recorded (at the fair value of such New GM Securities) as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential Term Loan Avoidance Action Claims (as defined below) were to arise (and would become allowed) in the manner described in Note 2, liquidating distributions payable would be recorded for the New GM Securities (at fair value) that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence. Prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims. Rather, the beneficial interests of Trust Beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the accompanying financial statements.

The accompanying (a) condensed statement of net assets in liquidation at March 31, 2012, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements. The GUC Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets in liquidation for the three and six months ended September 30, 2012 are not necessarily indicative of the changes in net assets in liquidation that may be expected for the full year.

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

2. Plan of Liquidation

On March 31, 2011, the date the Plan became effective (the “Effective Date”), there were approximately $29,771 million in Allowed General Unsecured Claims. In addition, as of the Effective Date, there were approximately $8,154 million in disputed general unsecured claims which reflects liquidated disputed claims and a Bankruptcy Court ordered distribution reserve for unliquidated disputed claims (“Disputed General Unsecured Claims”), but does not reflect potential Term Loan Avoidance Action Claims. The total aggregate amount of general unsecured claims, both allowed and disputed, asserted against the Debtors, inclusive of the potential Term Loan Avoidance Action Claims, was approximately $39,425 million as of the Effective Date.

Pursuant to the GUC Trust Agreement, holders of Disputed General Unsecured Claims become entitled to receive a distribution of New GM Securities from the GUC Trust if, and to the extent that, such Disputed General Unsecured Claims become Allowed General Unsecured Claims. Under the GUC Trust Agreement, the GUC Trust Administrator has the authority to file objections to such Disputed General Unsecured Claims and the Bankruptcy Court has extended the time by which the GUC Trust may object to Disputed General Unsecured Claims and Administrative Expenses as defined in the Plan to March 25, 2013 (which date may be further extended by application to the Bankruptcy Court). Such claims may be prosecuted through alternative dispute resolution proceedings, including mediation and arbitration (“ADR Proceedings”), if appropriate. The GUC Trust Administrator and its professionals are currently prosecuting multiple objections to Disputed General Unsecured Claims.

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

Only one Avoidance Action, captioned Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al., Adv. Pro. No.09-00504 (Bankr. S.D.N.Y. July 31, 2009) (the “Term Loan Avoidance Action”), was commenced prior to the statutory deadline for commencing such actions. The Term Loan Avoidance Action was commenced by the Official Committee of Unsecured Creditors of Motors Liquidation Company (the “Committee”), and seeks the return of approximately $1.5 billion that had been transferred by the Debtors (with funds advanced after the commencement of the Debtors’ Chapter 11 cases by the United States Treasury and Export Development Canada (together, the “DIP Lenders”)) to a consortium of prepetition lenders pursuant to the terms of the order of the Bankruptcy Court. On December 15, 2011, in accordance with the Plan, upon the dissolution of MLC, the Term Loan Avoidance Action was transferred to the Avoidance Action Trust (as defined below). To the extent that the trustee and trust administrator of the Avoidance Action Trust (the “Avoidance Action Trust Administrator”) is successful in obtaining a judgment against the defendant(s) to the Term Loan Avoidance Action, Allowed General Unsecured Claims will arise in the amount of any transfers actually avoided (that is, disgorged) pursuant thereto (such general unsecured claims “Term Loan Avoidance Action Claims,” and together with Resolved Disputed Claims, the “Resolved Allowed Claims”).

It is still unclear whether any amounts actually avoided pursuant to the Term Loan Avoidance Action would be for the benefit of holders of Allowed General Unsecured Claims. The Committee has taken the position that (a) the DIP Lenders are not entitled to any proceeds of the Term Loan Avoidance Action and have no interests in the trust established for the action under the Plan (the “Avoidance Action Trust”) and (b) the holders of Allowed General Unsecured Claims have the exclusive right to receive any and all proceeds of the Term Loan Avoidance Action, and are the exclusive beneficiaries of the Avoidance Action Trust with respect thereto.

Litigation with respect to these issues is ongoing, and the rights to any recoveries on the Term Loan Avoidance Action are still disputed. In no event, however, will any funds reclaimed from the pre-petition lenders be transferred to or otherwise benefit the GUC Trust or be distributed to holders of GUC Trust Units.

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

Funding for GUC Trust Costs of Liquidation

The GUC Trust has and will have certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (as the “GUC Trust Administrative Fund”) for the purpose of paying certain fees and expenses incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for professionals retained by the GUC Trust) (“Wind-Down Costs”). Cash or investments from the GUC Trust Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. The GUC Trust Agreement provides that if the GUC Trust Administrator determines that the GUC Trust Administrative Fund is not sufficient to satisfy the current or projected costs and expenses of the GUC Trust, the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to set-aside, or “reserve”, New GM Securities from distribution for this purpose. The GUC Trust Administrator may then liquidate such reserved New GM Securities to fund the Wind-Down Costs, in most cases, with the required approval of the Bankruptcy Court. New GM Securities that are reserved and/or sold in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and the cash proceeds of any such sale will be classified as “Other GUC Trust Administrative Cash” under the GUC Trust Agreement. Separate from this process of reserving, or setting aside, New GM Securities to satisfy projected costs and expenses of the GUC Trust, as a matter of financial reporting, the GUC Trust records a reserve in its Statement of Net Assets in Liquidation (the source of funding of which is not addressed thereon) for all expected costs of liquidation which are estimable and probable. For this reason, among others, there is not a direct relationship between the amount of such reserve reflected in the Statement of Net Assets in Liquidation and the value of any New GM Securities that are set aside for current or projected costs. Adjustments to the Reserve for Expected Costs of Liquidation as reported in the Statement of Net Assets are recorded only when the incurrence of additional costs is both estimable and probable.

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

In March 2012, the Bankruptcy Court granted a motion filed by the GUC Trust Administrator seeking, in part, authority to (i) liquidate New GM Securities in an amount sufficient to generate approximately $26.5 million to fund estimated and projected GUC Trust fees, costs and expenses for 2011 and 2012 and (ii) liquidate approximately $13.7 million of New GM Securities and transfer the resulting proceeds to the Avoidance Action Trust to fund projected costs, fees and expenses of the Avoidance Action Trust. The motion was granted pursuant to an order of the Bankruptcy Court (the “Sale Order”), and the associated New GM Securities were liquidated in March 2012. The GUC Trust received approximately $26.5 million of proceeds from the liquidation of New GM Securities (which amount comprises part of the GUC Trust’s present Other GUC Trust Administrative Cash) and an additional approximately $13.7 million of proceeds from the liquidation of New GM Securities to fund projected costs of the Avoidance Action Trust. To the extent that any of the Other GUC Trust Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining Other GUC Trust Administrative Cash will be distributed by the GUC Trust to holders of Allowed General Unsecured Claims or holders of the GUC Trust Units, as the case may be. As of September 30, 2012, New GM Securities with an aggregate fair market value of $52.7 million have been reserved, or set aside, for projected GUC Trust fees, costs and expenses to be incurred beyond 2012. Accordingly, such New GM Securities are not available for distribution to the beneficiaries of the GUC Trust Units.

The approximately $13.7 million of sale proceeds generated by the GUC Trust to fund the Avoidance Action Trust were being held by the GUC Trust at March 31, 2012 pending receipt of written confirmation from the Internal Revenue Service that the transfer of such sale proceeds would not affect its prior rulings regarding the tax characterization of (i) the 2009 section 363 sale by MLC and MLC’s subsequent liquidation and (ii) the GUC Trust as a “disputed ownership fund” within the meaning of Treasury Regulation section 1.468B-9. Such sale proceeds were transferred to the Avoidance Action Trust in May 2012 following receipt of such written confirmation.

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

During the quarter ended September 30, 2012, the GUC Trust Administrator reviewed the current and potential Taxes on Distribution. As a result of such review, the GUC Trust Administrator determined that it was necessary to reserve, or set aside, New GM Securities with an aggregate fair market value of $189.6 million for potential Taxes on Distribution based on the GUC Trust’s method for calculating potential gains on distributions or sales of New GM Securities (reduced by current period and carryforward net operating losses and future deductible expenses at September 30, 2012), as well as the GUC Trust’s method for converting the potential tax liability to the number of securities to be reserved. Accordingly, such New GM Securities are not currently available for distribution to the beneficiaries of GUC Trust Units. The GUC Trust Administrator intends to reevaluate the reserve, or set aside, of New GM Securities on a quarterly basis.

The New GM Securities transferred from MLC to the GUC Trust still held at September 30, 2012 have a tax basis of approximately $1,094 million as of September 30, 2012. Such tax basis will be used to determine the taxable gain or loss on the disposition of New GM Securities since their transfer. As described in Note 8, for financial reporting purposes, the GUC Trust recorded a deferred tax liability for the fair value of New GM Securities in excess of their tax basis at September 30, 2012.

MLC Wind-Down

Upon the dissolution of the Debtors, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining disputed administrative expenses, priority tax claims, priority non-tax claims and secured claims (the “Residual Wind-Down Claims”). On December 15, 2011, under the Plan, the Debtors transferred to the GUC Trust an amount of cash necessary (the “Residual Wind-Down Assets”) to satisfy the ultimate allowed amount of such Residual Wind-Down Claims, as estimated by the Debtors, and the costs, fees and expenses relating to satisfying and resolving the Residual Wind-Down Claims (the “Residual Wind-Down Costs”).

Should the Residual Wind-Down Costs and the Residual Wind-Down Claims be less than the Residual Wind-Down Assets aggregating $41,362,444 (including certain prepaid expenses assigned to the GUC Trust), any excess funds will be returned to the DIP Lenders. If at any time the GUC Trust Administrator determines that the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims and Residual Wind-Down Costs, such costs will be satisfied by Other GUC Trust Administrative Cash. If there is no remaining Other GUC Trust Administrative Cash, the GUC Trust Administrator is authorized to, with GUC Trust Monitor approval, reserve and, with Bankruptcy Court approval, sell New GM Securities to cover the shortfall. To the extent that New GM Securities are reserved and sold to obtain funding to complete the wind-down of the Debtors, such securities will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Costs could reduce the assets of the GUC Trust available for distribution. After the GUC Trust has concluded its affairs, any funds remaining that were obtained from the New GM Securities sold to fund the wind-down process or the resolution and satisfaction of the Residual Wind-Down Claims will be distributed to the holders of the GUC Trust Units.

In addition, MLC transferred the remaining New GM Securities to the GUC Trust that were previously reported as Securities Due From Motors Liquidation Company and have since been reported as Holdings of New GM Securities.

3. Net Assets in Liquidation

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are current and future holders of Allowed General Unsecured Claims and GUC Trust Units (“Trust Beneficiaries”). Certain assets of the GUC Trust are reserved for funding the expected costs of liquidation and potential tax liabilities and are not available to the Trust Beneficiaries. Other assets of the GUC Trust, primarily Holdings of New GM Securities, as described in Notes 1 and 5, are available to be distributed to the Trust Beneficiaries (“GUC Trust Distributable Assets”) in accordance with the Plan. The amount of net assets in liquidation presented in the accompanying condensed statement of net assets in liquidation (liquidation basis) at September 30, 2012, corresponds to the amount of GUC Trust Distributable Assets as of September 30, 2012.

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

The following presents the total GUC Trust Units which the GUC Trust issued or was obligated to issue as of September 30, 2012:

Trust Units
Total units outstanding or issuable at June 30, 2012	30,158,595
Units issued during the quarter ended September 30, 2012	121,652
Less: Units issuable at June 30, 2012	(121,652)
Add: Units issuable at September 30, 2012	29,209

Total units outstanding or issuable at September 30, 2012	30,187,804

Allowed and Disputed Claims

The total cumulative pro rata liquidating distributions ultimately received by Trust Beneficiaries is dependent upon the current amount of Allowed General Unsecured Claims and final resolution of outstanding disputed general unsecured claims, which reflect liquidated disputed claims and a Bankruptcy Court ordered reserve for unliquidated disputed claims (“Disputed General Unsecured Claims”) and potential Term Loan Avoidance Action Claims (as described in Note 2). Disputed General Unsecured Claims at September 30, 2012 reflect claim amounts at their originally filed amounts and a court ordered distribution reserve for certain claims filed without a claim amount. The Disputed General Unsecured Claims may settle at amounts that differ significantly from these amounts and at amounts that differ significantly from the historical pattern at which claims have been settled and allowed in proportion to claims resolved and disallowed. Due to the nature of the claims resolution process and estimates involved, it is at least reasonably possible that these estimates could change in the near term. As described in Note 1, prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims. Liquidating distributions payable are recorded (at the fair value of New GM Securities to be distributed) as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2, liquidating distributions payable would be recorded for the New GM Securities (at fair value) that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence.

The following table presents a summary of Allowed and Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims for the quarter ended September 30, 2012:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claim Amount (2)
Total, July 1, 2012	$30,158,532	$4,322,530	$1,500,000	$5,822,530	$35,981,062
New Allowed General Unsecured Claims	29,204	—	—	—	29,204
Disputed General Unsecured Claims resolved or disallowed	—	(261,946)	—	(261,946)	(261,946)

Total, September 30, 2012	$30,187,736	$4,060,584	$1,500,000	$5,560,584	$35,748,320

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

Of the Disputed General Unsecured Claims aggregating $4.06 billion in the table above, approximately $2.68 billion relates to litigation currently being pursued by the GUC Trust (the “Nova Scotia Matter”) to disallow, equitably subordinate or reduce the following claims in the Debtors’ Chapter 11 cases: (i) claims aggregating approximately $1.07 billion filed by or on behalf of certain holders of notes (the “Nova Scotia Notes”) issued in 2003 by General Motors Nova Scotia Finance Company, a Nova Scotia unlimited liability company and then a subsidiary of MLC (“Nova Scotia Finance”), and guaranteed by MLC (collectively, the “Guarantee Claims”), and (ii) the claim of approximately $1.61 billion filed by the bankruptcy trustee for Nova Scotia Finance (collectively with the Guarantee Claims, the “Disputed Nova Scotia Claims”). In addition, the GUC Trust has determined that, as of September 30, 2012, approximately $407 million relates to claims filed directly by former beneficial owners of notes previously issued or guaranteed by the Debtors, for which proofs of claim have otherwise been filed indirectly on behalf of such beneficial owners as members of a broader class. The GUC Trust expects to petition the Bankruptcy Court for the disallowance of such claims, upon final resolution of the claims of the classes to which such beneficial owners otherwise belong.

The Nova Scotia Matter involves a prior settlement agreement (the “Lock-Up Agreement”) entered into on the same day that MLC filed for bankruptcy, among MLC, Nova Scotia Finance and certain holders of Nova Scotia Notes, among other parties. The Lock-Up Agreement purported to settle certain prepetition litigation commenced in Canada relating to the Nova Scotia Notes in exchange for, among other things: (i) a cash payment of approximately $367 million, funded by MLC and (ii) the allowance of claims to the extent permitted by law, in the Chapter 11 cases against MLC, aggregating approximately $2.68 billion. Prior to the Lock-Up Agreement, the aggregate amount of all claims by holders of Nova Scotia Notes was approximately $1.0 billion.

The trial in the Nova Scotia Matter commenced before the Bankruptcy Court on August 7, 2012, and it has not yet concluded. Resolution of the Nova Scotia Matter in favor of the GUC Trust would result in a portion or all of the Disputed Nova Scotia Claims being disallowed.

4. Liquidating Distributions

Liquidating distributions in the quarter ended September 30, 2012 consisted of the following:

(in thousands)	Fair Value
Distributions during the quarter ended September 30, 2012	$20,261
Less: Liquidating distributions payable at June 30, 2012	(39,711)
Add: Liquidating distributions payable at September 30, 2012	54,757

$35,307

Liquidating distributions in the six months ended September 30, 2012 consisted of the following:

(in thousands)	Fair Value
Distributions during the six months ended September 30, 2012	$32,112
Less: Liquidating distributions payable at March 31, 2012	(31,720)
Add: Liquidating distributions payable at September 30, 2012	54,757

$55,149

The distributions during the quarter and six months ended September 30, 2012 consisted solely of distributions to holders of Resolved Disputed Claims, and holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements. Because the amount of Excess GUC Trust Distributable Assets did not exceed the Distribution Threshold, no distribution to holders of GUC Trust Units was made during the periods.

The GUC Trust was obligated at September 30, 2012 to distribute 1,279,688 shares of New GM Stock, 1,163,258 New GM Series A Warrants and 1,163,258 New GM Series B Warrants in the aggregate to the following: (1) holders of Resolved Disputed Claims, (2) certain holders of Allowed General Unsecured Claims who had not then satisfied certain informational requirements necessary to receive these securities, and (3) holders of GUC Trust Units which were not so distributed because the amount of Excess GUC Trust Distributable Assets did not exceed the Distribution Threshold set forth in the GUC Trust Agreement. In addition, cash of $6,000 was then distributable in lieu of fractional shares and warrants.

5. Holdings of New GM Securities

At September 30, 2012, Holdings of New GM Securities, at fair value, consisted of the following:

	Number	Fair Value (in thousands)
New GM Common Stock	29,257,588	$665,610
New GM Series A Warrants	26,597,604	366,515
New GM Series B Warrants	26,597,604	219,696

Total		$1,251,821

As described in Note 4, as of September 30, 2012, the GUC Trust had accrued liquidating distributions payable of $54.8 million in respect of the securities then distributable. As a result, the numbers of New GM Securities reflected above include shares and warrants for which a liquidating distribution was then pending. These securities for which distributions were then pending aggregated 1,279,688 shares of New GM Common Stock, 1,163,258 Series A Warrants and 1,163,258 Series B Warrants at such date.

The number of common stock shares and warrants in the table above also includes New GM Securities aggregating $52.7 million reserved, or set aside, for projected GUC Trust fees, costs and expenses to be incurred beyond 2012 and $189.6 million of New GM Securities reserved, or set aside, for potential Taxes on Distribution. As a result, the numbers of New GM Securities in the table above include an aggregate of 5,662,868 shares of New GM Common Stock, 5,148,062 New GM Series A Warrants and 5,148,062 New GM Series B Warrants which have been so set aside.

Set forth below are the aggregate number and fair value of all such shares and warrants which are pending distribution or are reserved, or set aside, and are not available for distribution at September 30, 2012.

	Number	Fair Value (in thousands)
New GM Common Stock	6,942,556	$157,943
New GM Series A Warrants	6,311,320	86,970
New GM Series B Warrants	6,311,320	52,132

Total		$297,045

6. Fair Value Measurements

Accounting standards require certain assets and liabilities be reported at fair value in the financial statements and provide a framework for establishing that fair value. The framework for determining fair value is based on a hierarchy that prioritizes the inputs and valuation techniques used to measure fair value. The Trust’s Marketable Securities, Holdings of New GM Securities and Liquidating Distributions Payable are presented as provided by this hierarchy.

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

Level 3—Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs at September 30, 2012 and March 31, 2012.

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

The following table presents information about the GUC Trust’s assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and March 31, 2012, and the valuation techniques used by the GUC Trust to determine those fair values.

	September 30, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,414	$—	$—	$2,414
Marketable Securities:
Municipal commercial paper and demand notes	—	65,866	—	65,866
Corporate commercial paper	—	9,179	—	9,179
Holdings of New GM Securities:
New GM Common Stock	665,610	—	—	665,610
New GM Warrants	586,211	—	—	586,211

Total Assets	$1,254,235	$75,045	$—	$1,329,280

Liabilities:
Liquidating distributions payable	$54,757	$—	$—	$54,757

	March 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$38,396	$—	$—	$38,396
Marketable Securities:
Municipal commercial paper and demand notes	—	25,253	—	25,253
Corporate commercial paper	—	59,317	—	59,317
U.S. government agency bonds	—	2,001	—	2,001
Holdings of New GM Securities:
New GM Common Stock	770,389	—	—	770,389
New GM Warrants	759,873	—	—	759,873

Total Assets	$1,568,658	$86,571	$—	$1,655,229

Liabilities:
Liquidating distributions payable	$31,720	$—	$—	$31,720

The following are descriptions of the valuation methodologies used for assets measured at fair value:

•	Due to its short-term, liquid nature, the fair value of cash equivalents approximates its carrying value.

•	Holdings of New GM Securities are valued at closing prices reported on the active market on which the individual securities are traded.

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

The GUC Trust’s policy is to recognize transfers between levels of the fair value hierarchy as of the actual date of the event of change in circumstances that caused the transfer. There were no such transfers during the quarters or six months ended September 30, 2012 and 2011.

7. Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims

The following is a summary of the activity in the reserves for expected costs of liquidation, including expected reporting costs, for the three and six months ended September 30, 2012 and 2011:

	Three months ended September 30, 2012
(in thousands)	Reserve for Expected Wind Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, July 1, 2012	$45,934	$15,239	$651	$1,240	$3,240	$66,304
Plus increase in reserves	4,265	413	—	—	—	4,678
Less liquidation costs incurred:
Trust Professionals	(5,848)	(517)	—	(145)	(1,102)	(7,612)
Trust Governance	(1,077)	(465)	(79)	—	—	(1,621)
Other Administrative Expenses	(13)	(73)	—	—	—	(86)

Balance, September 30, 2012	$43,261	$14,597	$572	$1,095	$2,138	$61,663

	Six months ended September 30, 2012
(in thousands)	Reserve for Expected Wind Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/ Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, April 1, 2012	$56,815	$13,320	$647	$1,280	$4,049	$76,111
Plus increase in reserves	1,024	4,374	—	—	—	5,398
Less liquidation costs incurred:
Trust Professionals	(12,339)	(2,056)	—	(185)	(1,901)	(16,481)
Trust Governance	(2,206)	(932)	(75)	—	—	(3,213)
Other Administrative Expenses	(33)	(109)	—	—	(10)	(152)

Balance, September 30, 2012	$43,261	$14,597	$572	$1,095	$2,138	$61,663

	Three months ended September 30, 2011
(in thousands)	Reserve for Expected Wind Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/ Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, July 1, 2011	$43,809	$4,733	$—	$—	$—	$48,542
Less liquidation costs incurred:
Trust Professionals	(5,045)	(2,077)	—	—	—	(7,122)
Trust Governance	(502)	—	—	—	—	(502)
Other Administrative Expenses	(50)	(60)	—	—	—	(110)

Balance, September 30, 2011	$38,212	$2,596	$—	$—	$—	$40,808

	Six months ended September 30, 2011
(in thousands)	Reserve for Expected Wind Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/ Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, April 1, 2011	$—	$—	$—	$—	$—	$—
Plus:
Funding for expected costs from MLC	52,734	—	—	—	—	52,734
Additions to reserve	—	5,657	—	—	—	5,657
Less liquidation costs incurred:
Trust Professionals	(13,375)	(2,923)	—	—	—	(16,298)
Trust Governance	(1,027)	—	—	—	—	(1,027)
Other Administrative Expenses	(120)	(138)	—	—	—	(258)

Balance, September 30, 2011	$38,212	$2,596	$—	$—	$—	$40,808

During the quarter ended September 30, 2012, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (that are both probable and estimable) increased by $4.3 million and $0.4 million, respectively. During the six months ended September 30, 2012, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (that are both probable and estimable) increased by $1.0 million and $4.4 million, respectively. During the six months ended September 30, 2011, estimates of expected Reporting Costs increased by $5.7 million. Such revisions in the estimates were recorded as additions to the reserves for expected costs of liquidation in such periods. The estimates of expected Wind-Down Costs for the six months ended September 30, 2012 reflect the execution of a letter agreement with the DIP Lenders providing for relief from certain restrictions on utilization of Wind-Down Assets.

The following is a summary of the activity in the reserve for Residual Wind-Down Claims for the three and six months ended September 30, 2012:

(in thousands)	Three Months Ended September 30, 2012	Six Months Ended September 30, 2012
Balance, beginning of period	$31,115	$32,247
Less payments of claims	(142)	(1,274)

Balance, September 30, 2012	$30,973	$30,973

There was no reserve for Residual Wind-Down Claims prior to the dissolution of MLC on December 15, 2011.

8. Income Tax (Provision) Benefit

The income tax (provision) benefit for the three and six months ended September 30, 2012 and 2011 was determined by computing the current and deferred tax provisions for the interim periods using the GUC Trust’s statutory tax rate of 35%. An annual effective tax rate is not determinable because the GUC Trust’s only significant source of income is gains on distributions or sales of New GM Securities, which are not determinable until realized. The components of the income tax (provision) benefit in the statements of changes in net assets in liquidation for the three and six months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Current	$—	$—	$—	$—
Deferred	(20,318)	—	88,265	—

Total	$(20,318)	$—	$88,265	$—

Deferred taxes in the accompanying condensed statement of net assets in liquidation at September 30, 2012 are comprised of the following components:

(in thousands)
Deferred tax assets:
Reserves for expected costs of liquidation	$19,482
Net operating losses	15,571

Gross deferred tax assets	35,053
Deferred tax liabilities:
Fair value in excess of tax basis of holdings of New GM Securities	(55,371)

Gross deferred tax liabilities	(55,371)

Net deferred tax liability	$(20,318)

Valuation allowances against deferred tax assets aggregating $18.3 million were provided during the quarter and six months ended September 30, 2011 due to uncertainty as to whether the deferred tax assets are realizable. Realization of the deferred tax assets is solely dependent upon the generation of taxable gains upon the distribution or sale of New GM Securities in the future, which is not determinable prior to occurrence. During the quarter ended September 30, 2012, the valuation allowance of $49.2 million established in the previous quarter was reversed due to anticipated taxable gains exceeding deductible items as a result of the increase in the fair value of New GM Securities during the quarter ended September 30, 2012.

9. Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and will continue to receive certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees during the quarter and six months ended September 30, 2012. Fees during the quarter and six months ended September 30, 2011 were $240,000.

In addition, Wilmington Trust Company has also entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. The fees and commissions charged by Wilmington Trust Company and its affiliates pursuant to these arrangements are consistent with the standard fees and commissions charged by Wilmington Trust Company to unrelated third-parties in negotiated transactions. During the quarter and six months ended September 30, 2012, the total amount of such fees and commissions was approximately $29,000 and $64,000, respectively. During the quarter and six months ended September 30, 2011, the total amount of such fees and commissions was approximately $24,000 and $75,000, respectively.

Item 2.	Management’s Discussion and Analysis

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its second fiscal quarter ended September 30, 2012. It is intended to be read in conjunction with the condensed financial statements of the GUC Trust included in Item 1 above, which we refer to as the financial statements. For additional information about the purpose and administrative operations of the GUC Trust, see the disclosure in the notes to the financial statements filed with this Form 10-Q, in the Form 8-K filed by the GUC Trust with the Securities and Exchange Commission on June 12, 2012 and in the Form 8-K (including the financial statements furnished therewith) filed by the GUC Trust with the Securities and Exchange Commission on May 15, 2012. A glossary of defined terms used in this Form 10-Q is provided under the heading “Glossary” below.

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

In addition to the foregoing, the Trust is required to make quarterly distributions in respect of GUC Trust Units if Excess GUC Trust Distributable Assets (as defined below) at the end of the preceding fiscal quarter exceed certain thresholds set forth in the Trust Agreement. Such distributions in respect of GUC Trust Units, if any, are made as promptly as practicable after the periods ending each March 31, June 30, September 30 and December 31. Excess GUC Trust Distributable Assets means (i) New GM Securities (only if and to the extent such New GM Securities (a) are not required for the satisfaction of new Allowed General Unsecured Claims and (b) have not been set aside from distribution to fund potential liquidation and administrative costs or income tax liabilities of the GUC Trust (as described below under “—Net Assets in Liquidation—New GM Securities Set Aside from Distribution”)) and (ii) Other Administrative Cash (as defined below under the heading “—Funding for the GUC Trust’s Liquidation and Administrative Costs”) available, if any, for distribution to the holders of GUC Trust Units.

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

Previous to certain amendments to the GUC Trust Agreement that were executed on August 23, 2012, payments from the Administrative Fund to GUC Trust professionals were capped on an annual and aggregate basis. By letter dated July 24, 2012, the DIP Lenders consented to allow each GUC Trust professional to be paid from the Administrative Fund, amounts in excess of the line item amount allocated to that professional on both an annual and an aggregate basis, provided that the total amounts allocated to GUC Trust professionals as a whole are not exceeded. The DIP Lenders further provided their written consent to the execution of an amendment to the GUC Trust Agreement to effectuate the foregoing. On August 23, 2012, the GUC Trust Administrator and GUC Trust Monitor executed the amendment to the GUC Trust Agreement that had been consented to by the DIP Lenders. For additional information, see the disclosure contained in the Form 8-K filed by the GUC Trust with the Securities and Exchange Commission on August 23, 2012.

To the extent that the Administrative Fund is not sufficient to satisfy the current or projected liquidation and administrative costs or income tax liabilities of the GUC Trust, the GUC Trust Agreement provides that the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to set aside from distribution New GM Securities for that purpose. This process is not related to, and is separate from, the process of recording reserves for expected costs of liquidation in the Statement of Net Assets in Liquidation as a matter of financial reporting, which is only required for expected costs of liquidation that are estimable and probable under applicable accounting standards. See “—Critical Accounting Policies—Reserves for Expected Costs of Liquidation” below.

The GUC Trust Administrator may liquidate New GM Securities that have been set aside from distribution to fund (with the required approval of the Bankruptcy Court) the current or projected liquidation and administrative costs of the GUC Trust and (with the required approval of the GUC Trust Monitor) current and projected income tax liabilities of the GUC Trust. The cash proceeds of such sales, and the marketable securities in which such cash proceeds are invested, are referred to as Other Administrative Cash. Other Administrative Cash is used to fund the Wind-Down Costs, as well as certain other liquidation and administrative costs and income tax liabilities approved from time to time in accordance with the foregoing. The Bankruptcy Court previously approved, soon after the effective date and again in March 2012, the sale of New GM Securities for certain specified costs, fees and expenses, which are referred to as Reporting Costs, including those directly or indirectly relating to (i) reports to be prepared and filed by the GUC Trust pursuant to applicable rules, regulations and interpretations of the Securities and Exchange Commission, (ii) the transfer, registration for transfer and certification of GUC Trust Units, (iii) the application to the Internal Revenue Service for a private letter ruling regarding the tax treatment of the GUC Trust and the holders of Allowed General Unsecured Claims in respect to the distribution of New GM Securities, which is discussed in more detail below under the heading “—Income Tax Liabilities for Certain Capital Gains,” and (iv) certain legal proceedings relating to the Term Loan Avoidance Action (as defined under the heading “—Term Loan Avoidance Action” below). Pursuant to the GUC Trust Agreement, any cash or investments constituting Other Administrative Cash which remain at the winding up and conclusion of the GUC Trust will be distributed to the holders of GUC Trust Units.

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

Income Tax Liabilities for Certain Capital Gains

Pursuant to the Plan and the GUC Trust Agreement, the Official Committee of Unsecured Creditors in the bankruptcy cases of the Debtors, or the Committee, previously sought a private letter ruling from the Internal Revenue Service regarding the tax treatment of the GUC Trust, with respect to its holdings of New GM Securities. Prior to the Dissolution Date, MLC held the New GM Securities for the benefit of the GUC Trust. Upon the dissolution and winding up of MLC on the Dissolution Date, all undistributed New GM Securities were transferred to the GUC Trust. The tax basis per share or warrant of the New GM Securities on the Dissolution Date was $19.87 for the New GM Common Stock, $11.38 for the New GM Series A Warrants and $7.88 for the New GM Series B Warrants. The private letter ruling, if granted, would have eliminated the potential income tax liability on the increased market value, if any, of the New GM Securities (over the tax basis in such securities) when liquidated or distributed to holders of Allowed General Unsecured Claims or GUC Trust Units.

In May 2012, the Internal Revenue Service informed the GUC Trust that it had made a final adverse determination with regard to such private letter ruling. For additional information, see the disclosure included in the Form 8-K filed with the Securities and Exchange Commission on May 11, 2012. As a result of that determination, the GUC Trust incurs income tax liabilities on any capital gains realized upon the sale or distribution of New GM Securities to holders of Allowed General Unsecured Claims or GUC Trust Units (unless such capital gains are offset by deductible operating losses). The GUC Trust records any current taxes payable from such realized gains (net of deductible operating losses) and a deferred tax liability at the end of each quarter for all of the New GM Securities that it then holds, where the market prices of such New GM Securities exceeds their tax basis. The amount of such deferred tax liability recorded is equal to the GUC Trust’s statutory rate of 35%, applied to the excess of the market value of the New GM Securities over their tax basis. Where the market prices of the New GM Securities held at quarter end are less than their tax basis, a deferred tax asset with a corresponding valuation allowance is recorded, resulting in no net deferred tax asset at such quarter end. A full valuation allowance is recorded under such circumstances, because realization of the deferred tax asset is uncertain (in that it is dependent upon the generation of taxable gains upon the sale or distribution of New GM Securities in the future, which is not determinable prior to occurrence). Because the amount of any deferred tax liability recorded at any quarter end is dependent upon the market prices of the New GM Securities held at such quarter end, fluctuations in such market prices will result in fluctuations in the deferred tax liability recorded in the Statement of Net Assets in Liquidation and in the income tax provision or benefit recorded in the Statement of Changes in Net Assets in Liquidation for such quarter. See “—Critical Accounting Policies—Income Taxes” and “—Statement of Changes in Net Assets in Liquidation” below.

Term Loan Avoidance Action

On July 31, 2009, the Committee commenced a legal action against certain prepetition lenders of the Debtors, styled as Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al. (Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009)), which is referred to as the Term Loan Avoidance Action. The Term Loan Avoidance Action seeks the return to the Avoidance Action Trust of approximately $1.5 billion that had been transferred to a consortium of prepetition lenders of the Debtors, pursuant to the court order approving the debtor-in-possession loans made by the DIP Lenders to MLC. On the Dissolution Date, the Term Loan Avoidance Action was transferred to a trust established for the purpose of holding and prosecuting the Term Loan Avoidance Action, or the Avoidance Action Trust. The rights to any recoveries on the Term Loan Avoidance Action through the Avoidance Action Trust are currently under dispute, with both the DIP Lenders and the Committee, on behalf of the holders of Allowed General Unsecured Claims, claiming to be exclusive beneficiaries of the Avoidance Action Trust with respect thereto. Regardless of the outcome of such proceedings, however, to the extent that the trustee of the Avoidance Action Trust is successful in its prosecution of the Term Loan Avoidance Action, in no event will any amounts reclaimed from the pre-petition lenders be transferred to or otherwise benefit the GUC Trust, and no such amounts will be distributed to holders of GUC Trust Units. Such amounts would only be distributable to the holders of Allowed General Unsecured Claims in their capacities as beneficiaries of the Avoidance Action Trust with respect thereto.

If the trustee of the Avoidance Action Trust is successful in its prosecution of the Term Loan Avoidance Action, any amounts recovered by the Avoidance Action Trust thereunder will give rise to Allowed General Unsecured Claims on behalf of the prepetition lenders from which such amounts were recovered (as beneficiaries of the GUC Trust), which we also refer to as Term Loan Avoidance Action Claims. (As used in this Form 10-Q, the amounts of “Disputed General Unsecured Claims” do not include any potential Term Loan Avoidance Action Claims. See “Net Assets in Liquidation—Disputed Claims” below.) Unless and until Term Loan Avoidance Action Claims arise, the potential holders of such claims will not be entitled to receive a distribution from the GUC Trust. However, once such Term Loan Avoidance Action Claims arise, the holders of such claims will be entitled to receive a distribution from the GUC Trust. As such, while the successful prosecution of, and recoveries under, the Term Loan Avoidance Action will result in the incurrence of additional Allowed General Unsecured Claims, because the ownership of the beneficial interests in the Avoidance Action Trust is currently under dispute, it is not known whether holders of Allowed General Unsecured Claims will benefit from any funds recovered under the Term Loan Avoidance Action. In no event, however, will any funds reclaimed from the pre-petition lenders be transferred to or otherwise benefit the GUC Trust or be distributed to holders of GUC Trust Units.

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

The New GM Common Stock and New GM Warrants are listed on the New York Stock Exchange. As of September 28, 2012, the last trading day before the end of that fiscal quarter, the closing trading price of shares of New GM Common Stock was $22.75 (as compared to $19.72 as of June 29, 2012, the last trading day before the end of the previous fiscal quarter, and $25.65 as of March 30, 2012, the last trading day before the end of the previous fiscal year); the closing trading price of New GM Series A Warrants was $13.78 (as compared to $11.0214 as of June 29, 2012 and $16.63 as of March 30, 2012); and the closing trading price of New GM Series B Warrants was $8.26 (as compared to $6.78 as of June 29, 2012 and $11.20 as of March 30, 2012), in each case as reported by Bloomberg Finance L.P. The GUC Trust Units are not listed on any securities exchange.

The following table shows the intraday high and low trading prices of the New GM Common Stock for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended December 31, 2011	$26.55	$19.00
Ended March 31, 2011	$27.68	$20.75
Ended June 30, 2012	$27.03	$19.24
Ended September 30, 2012	$25.15	$18.72

The following table shows the intraday high and low trading prices of the New GM Series A Warrants for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended December 31, 2011	$17.64	$10.63
Ended March 31, 2011	$18.62	$12.01
Ended June 30, 2012	$18.03	$10.60
Ended September 30, 2012	$16.17	$8.70

The following table shows the intraday high and low trading prices of the New GM Series B Warrants for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended December 31, 2011	$12.35	$7.02
Ended March 31, 2011	$12.66	$7.90
Ended June 30, 2012	$12.13	$6.50
Ended September 30, 2012	$10.08	$6.19

Critical Accounting Policies

Liquidation Basis of Accounting

The GUC Trust was created for the purposes described in Note 1, “Description of Trust and Reporting Policies” to the financial statements and has a finite life. As a result, the GUC Trust has prepared its financial statements on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value, which is the non-discounted amount of cash into which an asset is expected to be converted in the due course of business less direct costs, while liabilities are reported at their estimated settlement amount, which is the non-discounted amount of cash expected to be paid to liquidate an obligation in the due course of business, including direct costs. Additionally, under the liquidation basis of accounting, a reserve has been established for estimated costs expected to be incurred during the liquidation (exclusive of interest expense). Such costs are accrued when they are both estimable and probable. These estimates are periodically reviewed and adjusted as appropriate.

The valuation of assets at net realizable value and liabilities at anticipated settlement amount represent estimates, based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change.

As described in Note 1 to the financial statements, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units (“Trust Beneficiaries”). As Disputed General Unsecured Claims are resolved and allowed and thereby become Allowed General Unsecured Claims, the holders thereof become entitled to receive liquidating distributions of New GM Securities and GUC Trust Units pro rata by the amount of such Claims and, upon such occurrence, the GUC Trust incurs an obligation to distribute such securities. Accordingly, liquidating distributions payable are recorded (at the fair value of such New GM Securities) as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2 to the financial statements, liquidating distributions payable would be recorded for the New GM Securities (at fair value) that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence. Prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims. Rather, the beneficial interests of Trust Beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the financial statements.

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

Reserves for Expected Costs of Liquidation

Under the liquidation basis of accounting, the GUC Trust is required to estimate and accrue the costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs, described as Wind-Down Costs and Reporting Costs in Note 2, “Plan of Liquidation” to the financial statements, consist principally of professional fees, costs of governance, and other administrative expenses. These amounts may vary significantly due to, among other things, the time and effort required to complete all distributions under the Plan. The GUC Trust has recorded reserves for expected costs of liquidation that represent estimated costs to be incurred over the remaining liquidation period. As the GUC Trust incurs such costs, the reserves are released to offset the costs incurred and a liability to the service provider is recognized as an accounts payable or accrued expense until paid.

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

The GUC Trust is currently expected to generate gross income in the form of interest and dividend income and recognize gains and/or losses upon its disposition of shares of New GM Common Stock and New GM Warrants which it now holds, which will be reduced by administrative expenses and any accumulated net operating losses, to compute modified gross income. The tax basis of New GM Securities held at September 30, 2012 used to calculate gain or loss on the disposition of the New GM Common Stock and New GM Warrants is approximately $1,094 million. As the GUC Trust is taxable for Federal income tax purposes, a current income tax liability, if any, is recognized for estimated taxes payable or refundable for the year. Deferred tax liabilities are recognized for the estimated future tax effects of temporary differences between financial reporting and tax accounting. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary.

The GUC Trust is not subject to state income taxes under current law. Accordingly, no current or deferred state income tax liabilities and assets are recorded.

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The GUC Trust’s Federal income tax return for the year ended March 31, 2012 is subject to examination. As of September 30, 2012, there are no known items which would result in a significant accrual for uncertain tax positions.

The income tax benefit or provision for interim periods is determined by computing the current and deferred tax provisions for the interim period using the GUC Trust’s statutory tax rate of 35%. An annual effective tax rate is not determinable because the GUC Trust’s only significant source of income is gains on dispositions of New GM Securities, which are not determinable until realized.

Funding Obligation to the Avoidance Action Trust

Based on an analysis of the Avoidance Action Trust and its potential funding sources, the GUC Trust Administrator, in conjunction with the trust administrator and trustee for the Avoidance Action Trust, determined that it would be in the best interest of the holders of Allowed General Unsecured Claims to fund certain fees, costs and expenses of the Avoidance Action Trust, subject to approval of the Bankruptcy Court. As described in Note 2, “Plan of Liquidation” to the financial statements, in March 2012, the Bankruptcy Court approved the sale of New GM Securities aggregating approximately $13.7 million and the transfer of the resulting proceeds to the Avoidance Action Trust for such funding. Accordingly, a funding obligation to the Avoidance Action Trust was established in the Statement of Net Assets in Liquidation at March 31, 2012 for the amount that was expected to be and was transferred from the GUC Trust to the Avoidance Action Trust on May 14, 2012.

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

Statement of Changes in Net Assets in Liquidation

During the three months ended September 30, 2012, net assets in liquidation increased by approximately $143.3 million, from approximately $1,007.4 million to approximately $1,150.7 million, principally as a result of an increase in the fair value of holdings of New GM Securities since June 30, 2012. During the six months ended September 30, 2012, net assets in liquidation decreased by approximately $218.5 million, from approximately $1,369.2 million to approximately $1,150.7 million, principally as a result of a decline in the fair value of holdings of New GM Securities since March 31, 2012. As noted above in “—Recent Trading Prices of New GM Securities,” the closing trading price of New GM Common Stock, as well as the New GM Series A and New GM Series B Warrants, increased between the last trading day of the quarter ended June 30, 2012 and the last trading day of the quarter ended September 30, 2012, and declined from the last trading day of the year ended March 31, 2012 to the last trading day of the six months ended September 30, 2012.

The changes in net assets in liquidation for the three and six months ended September 30, 2012 also reflected the impact of approximately $35.3 million and $55.1 million, respectively, of liquidating distributions of New GM Securities during those periods, as well as approximately $4.7 million and $5.4 million of further increases to reserves for expected costs of liquidation during the three and six months ended September 30, 2012, respectively. As described below in more detail in “—Liquidation and Administrative Costs,” such increases in the reserves for expected costs of liquidation resulted from the GUC Trust’s identification of further expected liquidation and administrative costs which had become both probable and estimable, partially offset during the six months ended September 30, 2012, by reductions in expected liquidation and administrative costs resulting from the execution of the letter agreement with the DIP Lenders dated July 24, 2012, which provided relief from certain restrictions on utilization of Wind-Down Assets. For additional information about such letter agreement, see above under “—Functions and Responsibilities of the GUC Trust—Funding of the GUC Trust’s Liquidation and Administrative Costs.”

In addition, the changes in net assets in liquidation for the three months ended September 30, 2012 reflect a decrease for an income tax provision of $20.3 million resulting from the recording of a net deferred tax liability at September 30, 2012. Such deferred tax liability consisted of a deferred tax liability of $55.4 million in respect of the fair value in excess of the tax basis of New GM Securities held by the GUC Trust, reduced by deferred tax assets of $35.1 million at September 30, 2012. As of the end of the prior quarter, no deferred tax liability or asset was recorded because deferred tax assets exceeded deferred tax liabilities and a full valuation allowance was provided against the deferred tax assets at June 30, 2012. For the six months ended September 30, 2012, the changes in net assets in liquidation reflect an increase for an income tax benefit of $88.3 million reflecting the decrease in the deferred tax liability of $108.6 million at March 31, 2012 to $20.3 million at September 30, 2012. Such decrease is primarily the result of a decrease in the deferred tax liability in respect of the fair value in excess of the tax basis of New GM Securities held by the GUC Trust resulting from the decline in the fair value of New GM Securities during the six-month period. See “—Functions and Responsibilities of the GUC Trust—Income Tax Liabilities for Certain Capital Gains” above and Note 8, “Income Tax (Provision) Benefit”, to the financial statements.

The changes in net assets in liquidation for the three and six months ended September 30, 2012 also reflect approximately $20,000 and $73,000, respectively, of interest and dividend income earned on cash and short term investments held by the GUC Trust to pay certain future expenses.

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

As of September 30, 2012, the GUC Trust had approximately $61.7 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $66.3 million in reserves as of June 30, 2012. The following table summarizes in greater detail the changes in such reserves during the quarter ended September 30, 2012:

(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee / Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Reserves as of June 30, 2012	$45,934	$15,239	$651	$1,240	$3,240	$66,304
Additions to Reserves	4,265	413	—	—	—	4,678
Less Costs Incurred:
Trust Professionals	(5,848)	(517)	—	(145)	(1,102)	(7,612)
Trust Governance	(1,077)	(465)	(79)	—	—	(1,621)
Other	(13)	(73)	—	—	—	(86)

Reserves as of September 30, 2012	$43,261	$14,597	$572	$1,095	$2,138	$61,663

Approximately $4.7 million in additional reserves were accrued during the quarter ended September 30, 2012 in order to reflect an increase in expected Wind-Down Costs of approximately $4.3 million and an increase in expected Reporting Costs of approximately $0.4 million. The increase in expected Wind-Down Costs resulted primarily from revised estimates related to the expected costs of the Nova Scotia Matter. The increase in expected Reporting Costs is associated with increased visibility into expected Reporting Costs associated with SEC filings. In comparison, no additional accruals were recorded during the quarter ended September 30, 2011. Approximately $5.4 million in additional reserves were accrued during the six months ended September 30, 2012 in order to reflect increases in expected Reporting Costs of approximately $4.4 million and expected Wind-Down Costs of approximately $1.0 million. The increase in expected Reporting Costs is associated with (i) increased visibility into expected Reporting Costs and (ii) additional Trust Professionals services required as a result of the adverse determination from the Internal Revenue Service with respect to the requested issuance of a private letter ruling. The increase in expected Wind-Down Costs is associated with (i) revised estimates in the expected costs of the Nova Scotia Matter and (ii) increased visibility into the ongoing costs necessary to conduct the wind-down activities of the GUC Trust, offset in large part by reductions in expected Wind-Down Costs resulting from the execution of the letter agreement with the DIP Lenders dated July 24, 2012, which provided relief from certain restrictions on utilization of Wind-Down Assets.

Total reserves were reduced by the amount of liquidation and administrative costs incurred during the quarter and six months ended September 30, 2012. Trust professional costs incurred during the quarter and six months ended September 30, 2012, were approximately $7.6 million and $16.5 million, respectively, as compared to $7.1 million and $16.3 million for the quarter and six months ended September 30, 2011, respectively. The increase of $0.5 million from the quarterly period to period was due primarily to increases in Wind-Down Costs and Residual Wind-Down Costs, offset to a large extent by a decrease in Reporting Costs. The increase of $0.2 million from the six-month period to period was due to increases in Residual Wind-Down Costs and Avoidance Action Defense Costs, offset almost entirely by decreases in Wind-Down Costs and Reporting Costs. Trust Governance Costs incurred during the quarter and six months ended September 30, 2012, were approximately $1.6 million and $3.2 million, respectively, as compared to $0.5 million and $1.0 million for the quarter and six months ended September 30, 2011, respectively. The increase of $1.1 million from quarterly period to period and $2.2 million from six-month period to period was due primarily to increased fees for the GUC Trust Administrator and GUC Trust Monitor for certain services that were not incurred prior to 2012. Other administrative costs during the quarter and six months ended September 30, 2012 were approximately $86,000 and $152,000, respectively, and approximated $110,000 and $258,000 for the quarter and six months ended September 30, 2011, respectively. Such costs represented miscellaneous fees and costs of the GUC Trust. For additional information regarding the components of each category of costs, see “—Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs,” “—Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “—Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC Trust on the Dissolution Date.”

The foregoing reserves represent future costs of the GUC Trust that were “estimable and probable” as of September 30, 2012, and, therefore, are recorded under the liquidation basis of generally accepted accounting principles. It is possible, however, that additional costs will be incurred, which were not estimable and probable as of September 30, 2012. If the funds available for each of the foregoing categories of costs are not sufficient to satisfy any of the costs in that category, the GUC Trust will be required to sell a portion of the New GM Securities in order to meet its additional obligations for those costs. Any such sales of New GM Securities will result in a lesser amount of New GM Securities available for distribution to holders of GUC Trust Units. As described in further detail below, certain New GM Securities have already been set aside from distribution for the purposes of meeting such additional obligations. However, the amounts set aside from distribution are neither reflected in nor a part of the financial statements included elsewhere in this Form 10-Q because the process of setting aside New GM Securities is not related to the process of recording, as a matter of financial reporting in the Statement of Net Assets in Liquidation, current and deferred income tax liabilities or reserves for expected costs of liquidation. See “—Critical Accounting Policies—Income Taxes” and “—Critical Accounting Policies—Reserves for Expected Costs of Liquidation” above and “—Net Assets in Liquidation—New GM Securities Set Aside from Distribution” below.

For additional information regarding the reserves described above, see Note 2, “Plan of Liquidation”, and Note 7, “Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims”, to the financial statements.

Net Assets in Liquidation

Disputed Claims

During the quarter ended September 30, 2012, the GUC Trust Administrator resolved Disputed General Unsecured Claims with an aggregate maximum asserted dollar amount of approximately $261.9 million, approximately $29.2 million of which were allowed and approximately $232.7 million of which were disallowed.

The following table provides additional detail regarding claims resolution status for the quarter ended September 30, 2012:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims(1)	Total Claims Amount(2)
As of June 30, 2012	$30,158,532	$4,322,530	$1,500,000	$5,822,530	$35,981,062
New Allowed General Unsecured Claims	29,204	—	—	—	29,204
Disputed General Unsecured Claims Resolved or Disallowed	—	(261,946)	—	(261,946)	(261,946)

As of September 30, 2012	$30,187,736	$4,060,584	$1,500,000	$5,560,584	$35,748,320

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

During the quarter ended September 30, 2012, holders of Disputed General Unsecured Claims that were allowed during that quarter became entitled to a distribution of 117,725 shares of New GM Common Stock, 107,016 New GM Series A Warrants and 107,016 New GM Series B Warrants, in the aggregate. The distributions in respect of such new Allowed General Unsecured Claims, to claim holders for which informational requirements had been met, were made on or about November 2, 2012. See “—Distributable Assets” below.

Of the Disputed General Unsecured Claims aggregating $4.06 billion in the table above, approximately $2.68 billion relates to litigation currently being pursued by the GUC Trust, which we refer to as the Nova Scotia Matter, to disallow, equitably subordinate or reduce the following claims in the Debtors’ Chapter 11 cases: (i) claims aggregating approximately $1.07 billion (which we refer to collectively as the Guarantee Claims) filed by or on behalf of certain holders of notes (which we refer to as the Nova Scotia Notes) issued in 2003 by General Motors Nova Scotia Finance Company (which we refer to as Nova Scotia Finance), a Nova Scotia unlimited liability company and former subsidiary of MLC, and guaranteed by MLC, and (ii) the claim of approximately $1.61 billion (which we refer to, collectively with the Guarantee Claims, as the Disputed Nova Scotia Claims) filed by the bankruptcy trustee for Nova Scotia Finance. In addition, the GUC Trust has determined that, as of September 30, 2012, approximately $407 million relates to claims filed directly by former beneficial owners of notes previously issued or guaranteed by the Debtors, for which proofs of claim have otherwise been filed indirectly on behalf of such beneficial owners as members of a broader class. The GUC Trust expects to petition the Bankruptcy Court for the disallowance of such claims, upon final resolution of the claims of the classes to which such beneficial owners otherwise belong.

The Nova Scotia Matter involves a prior settlement agreement (which we refer to as the Lock-Up Agreement) entered into on the same day that MLC filed for bankruptcy, among MLC, Nova Scotia Finance and certain holders of Nova Scotia Notes, among other parties. The Lock-Up Agreement purported to settle certain prepetition litigation commenced in Canada relating to the Nova Scotia Notes in exchange for, among other things: (i) a cash payment of approximately $367 million, funded by MLC and (ii) the allowance of claims to the extent permitted by law, in the Chapter 11 cases against MLC, aggregating approximately $2.68 billion. Prior to the Lock-Up Agreement, the aggregate amount of all claims by holders of Nova Scotia Notes was approximately $1.0 billion.

The trial in the Nova Scotia Matter commenced before the Bankruptcy Court on August 7, 2012, and it has not yet concluded. Resolution of the Nova Scotia Matter in favor of the GUC Trust would result in a portion or all of the Disputed Nova Scotia Claims being disallowed. For additional information, see “Item 1. Legal Proceedings” of Part II to this Form 10-Q below.

Distributable Assets

The table below summarizes the activity in the New GM Securities that comprise the GUC Trust’s distributable assets, including the amounts of New GM Securities distributed through or distributable as of, September 30, 2012, as well as the numbers of New GM Securities available for distribution to holders of GUC Trust Units as of September 30, 2012:

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants
Distributable Assets as of Effective Date	150,000,000	136,363,635	136,363,635
Prior Distributions(1)	(119,864,895)	(108,968,289)	(108,968,289)
Prior Sales to Fund GUC Trust Costs and Avoidance Action Trust Funding Obligation	(877,517)	(797,742)	(797,742)

Holdings of New GM Securities as of September 30, 2012(2)	29,257,588	26,597,604	26,597,604
Less: Distributions Payable at September 30, 2012(1), (3)	(1,279,688)	(1,163,258)	(1,163,258)
Add: Distributions Payable to Holders of GUC Trust Units as of September 30, 2012(3)	899,710	817,892	817,892
Less: Amounts Set Aside from Distribution to Fund Projected GUC Trust Costs	(1,230,740)	(1,118,855)	(1,118,855)
Less: Amounts Set Aside from Distribution to Fund Potential GUC Trust Tax Liabilities	(4,432,128)	(4,029,207)	(4,029,207)

Distributable Assets as of September 30, 2012(4)	23,214,742	21,104,176	21,104,176

(1)	The numbers of New GM Securities shown as distributed or distributable include sales for fractional amounts of New GM Securities, in lieu of which the GUC Trust is required pursuant to the GUC Trust Agreement to distribute cash, subject to certain minimum thresholds.
(2)	Holdings of New GM Securities reflect the numbers of New GM Securities used to determine Holdings of New GM Securities in the Statement of Net Assets in Liquidation. See Note 5, “Holdings of New GM Securities” to the financial statements.
(3)	Distributions Payable includes both (i) Distributions Payable to holders of GUC Trust Units, in respect of Excess GUC Trust Distributable Assets that have not exceeded the minimum thresholds for distribution under the GUC Trust Agreement, and (ii) Distributions Payable in respect of new Allowed General Unsecured Claims (including both (a) Allowed General Unsecured Claims that were newly allowed during the quarter ended September 30, 2012 and (b) Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled).
(4)	Distributable Assets reflects the numbers of New GM Securities shown as “GUC Trust Distributable Assets” on the report included as Exhibit 99.1 to the Form 8-K filed by the GUC Trust with the Securities and Exchange Commission on October 19, 2012. In addition to distributions payable to holders of GUC Trust Units as of September 30, 2012, Distributable Assets also includes 22,315,032 shares of New GM common Stock, 20,286,284 New GM Series A Warrants and 20,286,284 New GM Series B Warrants that have been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims as of September 30, 2012. To the extent such claims are resolved in favor of the GUC Trust, those amounts of New GM Securities set aside may become available for distribution to holders of GUC Trust Units in future periods.

As described above under the heading “—Disputed Claims,” as of September 30, 2012, there were approximately $30,187.7 million in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed, or was obligated to distribute as of September 30, 2012, in the aggregate, 121,144,583 shares of New GM Common Stock, 110,131,547 New GM Series A Warrants and 110,131,547 New GM Series B Warrants. These amounts reflect 117,725 shares of New GM Common Stock, 107,016 New GM Series A Warrants and 107,016 New GM Series B Warrants, which were set aside for distribution in respect of Allowed General Unsecured Claims that were newly allowed during the quarter ended September 30, 2012. See “—Disputed Claims” above. They also reflect 899,710 shares of New GM Common Stock, 817,892 New GM Series A Warrants and 817,892 New GM Series B Warrants that were distributable as of September 30, 2012 to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets. Because Excess GUC Trust Distributable Assets did not exceed certain minimum thresholds set forth in the GUC Trust Agreement as of September 30, 2012, the latter are not currently required to be distributed to holders of GUC Trust Units and will only be distributed to holders of GUC Trust Units at such time as Excess GUC Trust Distributable Assets exceed the applicable thresholds.

During the quarter ended September 30, 2012, no New GM Securities were sold to fund liquidation and administrative costs of the GUC Trust.

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

During the quarter ended September 30, 2012, the GUC Trust revised the calculation methodology used to determine the number of New GM Securities to set aside, for purposes of funding both projected liquidation and administrative costs and potential income tax liabilities. The revised calculation converts the estimates of projected liquidation and administrative costs and potential income tax liabilities into the number of New GM Securities to be set aside from distribution, using the lowest closing price for the New GM Securities since December 15, 2011(the date the New GM Securities were transferred to the GUC Trust from MLC). By contrast, the previous methodology used the closing price for the New GM Securities on the last business day of the previous fiscal quarter, for the conversion. Under the new methodology, the number of New GM Securities to be set aside from distribution for potential income tax liabilities is calculated (i) using the highest closing price for the New GM Securities since December 15, 2011 to calculate the potential taxes on future gains from disposition of New GM Securities and (ii) converting the estimate of potential income tax liabilities into the number of New GM Securities to be set aside from distribution, using the lowest closing price for the New GM Securities since December 15, 2011. For more information about the revision in this calculation methodology, see the Form 8-K filed by the GUC Trust with the Securities and Exchange Commission on September 26, 2012.

During the quarter ended September 30, 2012, the GUC Trust set aside from distribution 35,934 additional shares of New GM Common Stock, 32,668 additional New GM Series A Warrants and 32,668 additional New GM Series B Warrants to fund projected liquidation and administrative costs of the GUC Trust, primarily as a result of the revision in the calculation methodology described in the foregoing paragraph. Accordingly, as of September 30, 2012, the GUC Trust had set aside from distribution, in the aggregate, 1,230,740 shares of New GM Common Stock, 1,118,855 New GM Series A Warrants and 1,118,855 New GM Series B Warrants, with an aggregate fair value of approximately $52.7 million, in order to fund projected liquidation and administrative costs of the GUC Trust. See “—Liquidation and Administrative Costs” above.

In addition, the GUC Trust Administrator reevaluates, on a quarterly basis, the amount of New GM Securities needed to be set aside from distribution to fund potential income tax liabilities on realized gains and future gains from the disposition of New GM Securities. This determination is made on a basis different than that used to calculate deferred tax liabilities for financial statement purposes. The “set aside” calculation methodology uses the highest closing price for the New GM Securities since December 15, 2011 (the date the New GM Securities were transferred to the GUC Trust from MLC) in estimating the potential taxes on future gains from the disposition of New GM Securities. By contrast, in calculating deferred tax liabilities for purposes of financial reporting, the GUC Trust uses the closing price as of the last trading date of the fiscal quarter. As a result of such quarterly reevaluation for the quarter ended September 30, 2012, the GUC Trust Administrator determined that it was necessary to reserve 231,663 additional shares of New GM Common Stock, 210,602 additional New GM Series A Warrants and 210,602 additional New GM Series B Warrants, primarily as a result of the revision in the calculation methodology described above. Including such additional New GM Securities, as of September 30, 2012, the GUC Trust had set aside from distribution in the aggregate 4,432,128 shares of New GM Common Stock, 4,029,207 New GM Series A Warrants and 4,029,207 New GM Series B Warrants, with an aggregate fair value of approximately $189.6 million, in order to fund potential income tax liabilities. For additional information, see “Funding for Potential Tax Liabilities” in Note 2, “Plan of Liquidation”, to the financial statements.

After deducting amounts set aside from distribution to fund additional projected liquidation and administrative costs and potential income tax liabilities of the GUC Trust and amounts set aside for distributions payable in respect of new Allowed General Unsecured Claims, as of September 30, 2012, the distributable assets of the GUC Trust included 23,214,742 shares of New GM Common Stock, 21,104,176 New GM Series A Warrants and 21,104,176 New GM Series B Warrants, with an aggregate fair value of approximately $993.3 million. In addition to distributions payable to holders of GUC Trust Units as of September 30, 2012, such amounts of distributable assets include 22,315,032 shares of New GM common Stock, 20,286,284 New GM Series A Warrants and 20,286,284 New GM Series B Warrants that had been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. To the extent such claims are resolved in favor of the GUC Trust, those amounts of New GM Securities set aside may become available for distribution to holders of GUC Trust Units in future periods.

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

GUC Trust Units

The table below details the changes in the numbers of GUC Trust Units outstanding or issuable during the quarter ended September 30, 2012:

GUC Trust Units
Outstanding or Issuable(1) as of June 30, 2012	30,158,595
Issued during Quarter Ended September 30, 2012	121,652
Less: Issuable as of June 30, 2012(1)	(121,652)
Add: Issuable as of September 30, 2012(1)	29,209

Outstanding or Issuable as of September 30, 2012	30,187,804

(1)	The numbers of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of (a) Allowed General Unsecured Claims that were newly allowed during the preceding fiscal quarter and (b) Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled.

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

During the six months ended September 30, 2012, the GUC Trust’s holdings of cash and cash equivalents decreased approximately $36.0 million from approximately $38.4 million to approximately $2.4 million. The decrease was due primarily to cash used to fund liquidation and administrative costs of $21.3 million, cash transferred to the Avoidance Action Trust of $13.7 million to satisfy a funding obligation to the Avoidance Action Trust and cash used for payment of Residual Wind-Down Claims of $1.1 million.

During the six months ended September 30, 2012, the funds invested by the GUC Trust in marketable securities decreased approximately $11.6 million, from approximately $86.6 million to approximately $75.0 million. The decrease was due primarily to reduced re-investments of cash in marketable securities in order to fund cash needs during the period. The GUC Trust earned approximately $73,000 in interest and dividends income on such investments during the period.

In addition to funds held for payment of costs of liquidation and administration, the GUC Trust also holds New GM Securities, a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to sell with the approval of the Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs and income tax liabilities as they become due. As of September 30, 2012, the aggregate fair value of the New GM Securities held by the GUC Trust, excluding securities set aside for liquidating distributions payable as of that date, was approximately $1,197.1 million. As of September 30, 2012, the GUC Trust Administrator had further set aside from distribution New GM Securities with an aggregate fair market value of approximately $52.7 million to fund projected liquidation and administrative costs, and New GM Securities with an aggregate fair market value of approximately $189.6 million to fund potential income taxes. See “—Net Assets in Liquidation—Distributable Assets” above.

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

“Disputed Nova Scotia Claims” means (i) the Guarantee Claims and (ii) the approximately $1.61 billion in additional claims filed in the Debtors’ Chapter 11 cases by the bankruptcy trustee for Nova Scotia Finance.

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

“Guarantee Claims” means the approximately $1.07 billion claims in claims filed in the Debtors’ Chapter 11 cases by or on behalf of certain holders of Nova Scotia Notes in relation thereto.

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

“Lock-Up Agreement” means the prior settlement agreement in the Nova Scotia Matter, among MLC, Nova Scotia Finance and certain holders of Nova Scotia Notes, among other parties, purporting to settle certain prepetition litigation commenced in Canada relating to the Nova Scotia Notes in exchange for, among other things: (i) a cash payment of approximately $367 million, funded by MLC and (ii) the allowance of claims to the extent permitted by law, in the Chapter 11 cases against MLC, aggregating approximately $2.68 billion.

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

“New GM Warrants” means the New GM Series A Warrants and the New GM Series B Warrants.

“Nova Scotia Finance” means General Motors Nova Scotia Finance Company, a Nova Scotia unlimited liability company and former subsidiary of MLC.

“Nova Scotia Matter” means the litigation currently being pursued by the GUC Trust to disallow, equitably subordinate or reduce the Disputed Nova Scotia Claims.

“Nova Scotia Notes” means the notes issued in 2003 by Nova Scotia Finance and guaranteed by MLC.

“Other Administrative Cash” means the cash proceeds from the sale of any New GM Securities that have been set aside from distribution to fund the current or projected liquidation and other administrative costs or income tax liabilities of the GUC Trust.

“Plan” means the Debtors’ Second Amended Joint Chapter 11 Plan, which was filed with the Bankruptcy Court on March 18, 2011.

“Reporting Costs” means certain specified costs, fees and expenses for which the Bankruptcy Court previously, soon after the Effective Date and again in March 2012, approved the sale of New GM Securities, including those directly or indirectly relating to (i) reports to be prepared and filed by the GUC Trust pursuant to applicable rules, regulations and interpretations of the Securities and Exchange Commission, (ii) the transfer, registration for transfer and certification of GUC Trust Units, (iii) the application to the Internal Revenue Service for a private letter ruling regarding the tax treatment of the GUC Trust and the holders of Allowed General Unsecured Claims in respect to the distribution of New GM Securities and (iv) certain legal proceedings relating to the Term Loan Avoidance Action.

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

“Term Loan Avoidance Action Claims” means the Allowed General Unsecured Claims that would arise on behalf of the prepetition lenders in the Term Loan Avoidance Action in the amount of any recovery of funds from such prepetition lenders if the trustee of the Avoidance Action Trust is successful in its prosecution of the Term Loan Avoidance Action.

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

As described in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2012, the GUC Trust is involved in ongoing litigation to disallow, equitably subordinate or reduce up to approximately $2.68 billion relating to notes issued in 2003 by General Motors Nova Scotia Finance Company, a former subsidiary of MLC (which we refer to as the Disputed Nova Scotia Claims). In August 2012, the trial relating to the Disputed Nova Scotia Claims commenced. That trial has not yet concluded, with trial dates currently scheduled through late November 2012.

There have been no other material changes regarding legal proceedings from what was previously disclosed in the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2012.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Motors Liquidation Company GUC Trust, for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Net Assets in Liquidation (Liquidation Basis) as of September 30, 2012 and March 31, 2012, (ii) Condensed Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three and six months ended September 30, 2012 and September 30, 2011, (iii) Condensed Statements of Cash Flows (Liquidation Basis) for the six months ended September 30, 2012 and September 30, 2011 and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2012

MOTORS LIQUIDATION COMPANY GUC TRUST

By: Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

By:	/s/ David A. Vanaskey
Name:	David A. Vanaskey
Title:	Vice President of Wilmington Trust Company

EXHIBIT INDEX

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Motors Liquidation Company GUC Trust, for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Net Assets in Liquidation (Liquidation Basis) as of September 30, 2012 and March 31, 2012, (ii) Condensed Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three and six months ended September 30, 2012 and September 30, 2011, (iii) Condensed Statements of Cash Flows (Liquidation Basis) for the six months ended September 30, 2012 and September 30, 2011 and (iv) Notes to Condensed Financial Statements.