Form 10-K
period 2013-03-31
Motors Liquidation Co
filed 2013-05-21
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

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

*	The registrant is not required to file reports pursuant to Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934, but has filed all reports required pursuant to the relief granted to the registrant in the No Action letter from the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”) to the registrant dated May 23, 2012 (the “No Action Letter”).

MOTORS LIQUIDATION COMPANY GUC TRUST

FORM 10-K TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements about the assets, financial condition and prospects of the Motors Liquidation Company GUC Trust, or the GUC Trust. Actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the resolution of the Disputed General Unsecured Claims (as defined below), the outcome of and the ultimate recovery on the Term Loan Avoidance Action (as defined below), any related incurrence of Allowed General Unsecured Claims (as defined below), the GUC Trust’s incurrence of professional fees, tax liabilities and other expenses in connection with administration of the GUC Trust, economic conditions, changes in tax and other governmental rules and regulations applicable to the GUC Trust, fluctuations in the market price of the New GM Securities (as defined below) and other risks, as well as various risks and uncertainties associated with New GM (as defined below), as described in New GM’s periodic and current reports filed under the Securities Exchange Act of 1934, as amended. Some of these risks and uncertainties are beyond the ability of the GUC Trust to control, and in many cases, risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements cannot be predicted. When used in this Form 10-K, the words “believes,” “estimates,” “plans,” “expects,” “intends,” and “anticipates” and similar expressions are intended to identify forward-looking statements.

GLOSSARY

A glossary of defined terms used in this Form 10-K is provided beginning on page 14.

PART I

Item 1.	Business.

The GUC Trust was formed on March 30, 2011 as a statutory trust under the Delaware Statutory Trust Act, as amended, or the Delaware Act, upon the execution of the Motors Liquidation Company GUC Trust Agreement, or the GUC Trust Agreement (a copy of which, as amended, is filed as Exhibit 3.1 hereto), by Motors Liquidation Company, or MLC, MLC of Harlem, Inc., MLCS, LLC, MLCS Distribution Corporation, Remediation and Liability Management Company, Inc. and Environmental Corporate Remediation Company, Inc., Wilmington Trust Company, not in its individual capacity but solely in its capacity as trust administrator and trustee of the GUC Trust, or the GUC Trust Administrator, and FTI Consulting, Inc., solely in its capacity as trust monitor of the GUC Trust, or the GUC Trust Monitor, and upon the filing of the Certificate of Trust of Motors Liquidation Company GUC Trust with the Office of the Secretary of State of the State of Delaware.

The GUC Trust has no officers, directors or employees. The GUC Trust is administered by the GUC Trust Administrator, which is authorized by the GUC Trust Agreement to engage professionals, or Trust Professionals, to assist the GUC Trust Administrator in the administration of the GUC Trust. Accordingly, the GUC Trust and GUC Trust Administrator rely on receiving accurate information, reports and other representations from (i) the Trust Professionals, (ii) the GUC Trust Monitor, and (iii) other service providers to the GUC Trust. Notwithstanding such reliance, the GUC Trust Administrator is ultimately responsible for the disclosure provided in this Form 10-K. Among other rights and duties, pursuant and subject to the GUC Trust Agreement, the GUC Trust Administrator has the powers and authority as set forth in the GUC Trust Agreement, including, without limitation, the power and authority to hold, manage, sell, invest and distribute the assets comprising the corpus of the GUC Trust, prosecute and resolve objections to Disputed General Unsecured Claims (as defined below), take all necessary actions to administer the wind-down of the affairs of the Debtors (as defined below), and resolve and satisfy (to the extent allowed) any administrative expenses, priority tax claims, priority non-tax claims and secured claims, or collectively the Residual Wind-Down Claims. The activities of the GUC Trust Administrator are overseen by the GUC Trust Monitor. As further described below, the GUC Trust was formed for the purposes of implementing the Plan (as defined below) as a post-confirmation successor to MLC and resolving Disputed General Unsecured Claims against MLC and its affiliated debtors and debtors-in-possession, or the Debtors, and winding-down the Debtors’ affairs, with no objective to engage in the conduct of a trade or business. The GUC Trust is a post-confirmation successor to MLC within the meaning of Section 1145 of title 11 of the United States Code, or the Bankruptcy Code.

Background: The General Motors Corporation Bankruptcy

General Motors Corporation, or Old GM, which is also known as MLC, and certain of its direct and indirect subsidiaries Chevrolet-Saturn of Harlem, Inc., n/k/a MLC of Harlem, Inc., Saturn, LLC, n/k/a MLCS, LLC and Saturn Distribution Corporation, n/k/a MLCS Distribution Corporation filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of New York, or the Bankruptcy Court, on June 1, 2009. On October 9, 2009, Remediation and Liability Management Company, Inc. and Environmental Corporate Remediation Company, Inc. filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code with the Bankruptcy Court. The chapter 11 cases commenced by the filing of the petitions discussed above are collectively referred to as the Chapter 11 Cases.

On July 5, 2009, the Bankruptcy Court authorized the sale of substantially all of the assets of the Debtors to an acquisition vehicle principally formed by the United States Department of the Treasury, or the U.S. Treasury. On July 10, 2009, the acquisition vehicle, NGMCO, Inc., acquired substantially all of the assets and assumed certain liabilities of the Debtors pursuant to a Master Sale and Purchase Agreement, or, as amended, the MSPA, among Old GM and certain of its debtor subsidiaries and NGMCO, Inc., in a transaction under Section 363 of the Bankruptcy Code, or the 363 Transaction. In connection with the 363 Transaction, Old GM changed its name to Motors Liquidation Company and the acquisition vehicle changed its name to General Motors Company, or New GM.

The primary consideration provided by New GM to the Debtors under the MSPA was 150 million shares of common stock of New GM, or the New GM Common Stock, issued by New GM, amounting to approximately 10% of the outstanding New GM Common Stock at the time of the closing of the 363 Transaction, a series of warrants to acquire 136,363,635 newly issued shares of New GM Common Stock with an exercise price set at $10.00 per share, expiring July 10, 2016, or the New GM Series A Warrants, and another series of warrants to acquire 136,363,635 newly issued shares of New GM Common Stock with an exercise price set at $18.33 per share, expiring July 10, 2019, or the New GM Series B Warrants, and, collectively, the New GM Warrants. Together, the New GM Warrants constituted approximately 15% of the New GM Common Stock on a fully-diluted basis at the time of their issuance. The New GM Common Stock and both series of New GM Warrants are currently listed on the New York Stock Exchange, or the NYSE. Additional consideration was also provided in the form of (i) the assumption of certain liabilities by New GM, (ii) a credit bid of certain outstanding obligations under (a) certain prepetition debt held by the U.S. Treasury and (b) a debtor-in-possession credit agreement, or the DIP Credit Agreement, held by, as lenders thereunder, the U.S. Treasury and the Governments of Canada and Ontario (through Export Development Canada), and together with the U.S. Treasury, the DIP Lenders, and (iii) the cancellation of certain warrant notes issued to the U.S. Treasury.

In the event that the Bankruptcy Court enters an order, or orders, that includes a finding that the estimated aggregate Allowed General Unsecured Claims (as defined below) against the Debtors exceed $35 billion, New GM will be required, pursuant to the MSPA, to issue additional shares of New GM Common Stock, or Additional Shares, for the benefit of the GUC Trust’s beneficiaries. The number of Additional Shares to be issued will be equal to the number of such shares, rounded up to the next whole share, calculated by multiplying (i) 30 million shares (adjusted to take into account any stock dividend, stock split, combination of shares, recapitalization, merger, consolidation, reorganization or similar transaction with respect to such New GM Common Stock from and after the closing of the 363 Transaction and before issuance of the Additional Shares) and (ii) a fraction, (a) the numerator of which is the amount by which Allowed General Unsecured Claims exceed $35 billion (such excess amount being capped at $7 billion) and (b) the denominator of which is $7 billion. No Additional Shares have been issued as of the date hereof.

Both the New GM Series A Warrants and the New GM Series B Warrants are subject to customary anti-dilution adjustments. The MSPA initially provided for the issuance to MLC of 50,000,000 shares of New GM Common Stock; New GM Warrants to acquire 45,454,545 shares of New GM Common Stock at an exercise price of $30.00 per share, expiring on July 10, 2016; New GM Warrants to acquire 45,454,545 shares of New GM Common Stock at an exercise price of $55.00 per share, expiring on July 10, 2019; and the issuance of up to 10 million Additional Shares as an adjustment to the purchase price. The number of shares of New GM Common Stock, the number of shares issuable upon the exercise of the New GM Warrants, the exercise price of the New GM Warrants and the number of Additional Shares were adjusted to account for a three-for-one stock split of the New GM Common Stock effected in connection with the initial public offering of the New GM Common Stock in November 2010.

On August 31, 2010, the Debtors filed a Joint Chapter 11 Plan and related Disclosure Statement with the Bankruptcy Court. On December 7, 2010, the Debtors filed an Amended Joint Chapter 11 Plan and related Disclosure Statement. On December 8, 2010, the Bankruptcy Court approved the Disclosure Statement and approved the procedures for the solicitation of votes on the Debtors’ Amended Joint Chapter 11 Plan. On March 18, 2011, the Debtors filed the Debtors’ Second Amended Joint Chapter 11 Plan, or the Plan, with the Bankruptcy Court, and on March 29, 2011, or the Confirmation Date, the Bankruptcy Court entered an order confirming the Plan, or the Confirmation Order. The Plan became effective on March 31, 2011, or the Effective Date. On December 15, 2011, or the Dissolution Date, as required by the Plan, MLC filed a Certificate of Dissolution with the Secretary of State of the State of Delaware and MLC was dissolved as of such date. On April 18, 2013, the Bankruptcy Court entered an order granting the GUC Trust’s request for entry of a final decree administratively closing each of the Chapter 11 Cases of the Debtors other than the Chapter 11 Case of MLC.

The Plan and the Formation of the GUC Trust

The Plan treats all creditors and equity interest holders in accordance with their relative priorities under the Bankruptcy Code, and designates 6 distinct classes of claims or equity interests: secured claims, priority non-tax claims, general unsecured claims, property environmental claims, asbestos personal injury claims and equity interests in MLC. The GUC Trust is primarily tasked with the resolution and satisfaction of general unsecured claims. Under the terms of the Plan and based on the assets available for the Initial Distribution (as defined below), for each $1,000 in amount of allowed general unsecured claims against the Debtors, or the Allowed General Unsecured Claims, the holders of such claims are entitled to receive (upon delivery of any information required by the GUC Trust) approximately 3.98 shares of New GM Common Stock and approximately 3.62 warrants of each series of New GM Warrants, as well as one unit of beneficial interest in the GUC Trust, or a GUC Trust Unit, subject in each case to rounding under the Plan, the GUC Trust Agreement and/or the rules of any applicable clearing system, and exclusive of any securities received, or to be received, in respect of GUC Trust Units. Holders of disputed general unsecured claims against the Debtors, or the Disputed General Unsecured Claims, will receive subsequent distributions of New GM Common Stock and New GM Warrants (which are collectively called the New GM Securities) and GUC Trust Units, in respect of such claims, only if and to the extent that their Disputed General Unsecured Claims are subsequently allowed, or Resolved Disputed Claims.

The Plan provides for the formation of the GUC Trust to, among other duties, administer the prosecution, resolution and satisfaction of general unsecured claims and Residual Wind-Down Claims against the Debtors. As further described below, the GUC Trust is responsible for implementing the Plan, including distributing the New GM Securities and GUC Trust Units to holders of Allowed General Unsecured Claims in satisfaction of their claims, resolving (that is, seeking allowance or disallowance of all or part of such claims) Disputed General Unsecured Claims that were outstanding as of the Effective Date and distributing New GM Securities and GUC Trust Units in satisfaction of the Resolved Allowed Claims (as defined below).

Under the Plan, the Debtors were required to be dissolved no later than the Dissolution Date. Upon the dissolution of MLC, the GUC Trust assumed responsibility for the winding down of the affairs of the Debtors and resolving and satisfying the Residual Wind-Down Claims.

The GUC Trust has an initial stated term of three years from the Effective Date. However, the duration of the GUC Trust may be extended upon application to and approval by the Bankruptcy Court as necessary to complete the claims resolution process and the wind-down of the Debtors’ affairs. The GUC Trust will remain under the jurisdiction of the Bankruptcy Court throughout the term of its existence.

The GUC Trust Assets

As of the Effective Date, the corpus of the GUC Trust consisted solely of approximately $52.7 million in cash contributed by the Debtors to fund the administrative fees and expenses, or the Wind-Down Costs, incurred by the GUC Trust in administering its duties pursuant to the Plan and the GUC Trust Agreement, or the Administrative Fund. The cash comprising the Administrative Fund was obtained by MLC from the DIP Lenders and is subject to a lien held by the DIP Lenders pursuant to the DIP Credit Agreement, with any excess funds remaining in the Administrative Fund required to be returned to the DIP Lenders after (i) the satisfaction in full of all Wind-Down Costs and other liabilities of the GUC Trust (subject to the terms of the GUC Trust Agreement) and (ii) the winding up of the GUC Trust’s affairs. As such, the Administrative Fund cannot be utilized for distributions to holders of Allowed General Unsecured Claims.

Moreover, the usage of the Administrative Fund for the payment of fees and expenses of the GUC Trust is subject to a budget, or the Budget, which must be submitted on an annual basis to the GUC Trust Monitor and the DIP Lenders for their approval and is updated quarterly as needed. The GUC Trust Agreement provides that any Wind-Down Costs incurred by the GUC Trust that exceed or are not covered by the Budget cannot be paid from the Administrative Fund except with written consent of the DIP Lenders or Bankruptcy Court approval, in limited circumstances.

Accordingly, prior to certain amendments to the GUC Trust Agreement that were executed on August 23, 2012, payments from the Administrative Fund to Trust Professionals were capped on an annual and aggregate basis. By letter dated July 24, 2012, the DIP Lenders consented to allow each Trust Professional to be paid from the Administrative Fund, amounts in excess of the line item amount allocated to that professional on both an annual and an aggregate basis, provided that the total amounts paid to Trust Professionals from the Administrative Fund do not exceed a certain aggregate dollar threshold. The DIP Lenders further provided their written consent to the execution of an amendment to the GUC Trust Agreement to effectuate the foregoing. On August 23, 2012, the GUC Trust Administrator and GUC Trust Monitor executed the amendment to the GUC Trust Agreement that had been consented to by the DIP Lenders.

The GUC Trust Agreement provides that the Administrative Fund may not be utilized to fund certain specified costs, fees and expenses, which are referred to as Reporting Costs, including those directly or indirectly relating to (i) reports to be prepared and filed by the GUC Trust pursuant to applicable rules, regulations and interpretations of the SEC, (ii) the transfer, registration for transfer and certification of GUC Trust Units, (iii) the application by the Committee (as defined below) to the Internal Revenue Service for a private letter ruling regarding the tax treatment of the GUC Trust and the holders of Allowed General Unsecured Claims in respect to the distribution of New GM Securities, which is discussed in more detail below under the heading “—Income Tax Liabilities for Certain Capital Gains,” and (iv) certain legal proceedings relating to the Term Loan Avoidance Action. However, the GUC Trust Agreement provided the GUC Trust Administrator with the authority to sell, shortly after the Effective Date, New GM Securities to fund Reporting Costs that were projected at that time, the proceeds of which are referred to as the Reporting and Transfer Cash.

The GUC Trust Agreement affords the GUC Trust Administrator, with the approval of the GUC Trust Monitor, the authority to set aside from distribution New GM Securities in an amount sufficient to satisfy (i) any current or projected Wind-Down Costs of the GUC Trust that exceed the amounts budgeted in the Administrative Fund, (ii) any current or projected Reporting Costs that exceed the then current Reporting and Transfer Cash, or (iii) any current or projected income tax liabilities of the GUC Trust. This process is not related to, and is separate from, the process of recording current and deferred income tax liabilities, as well as reserves for expected costs of liquidation in the Statement of Net Assets in Liquidation as a matter of financial reporting, which is only required for expected costs of liquidation for which there is a reasonable basis for estimation under applicable accounting standards. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income Taxes and Reserves for Expected Costs of Liquidation” below. The GUC Trust Administrator reevaluates, on a quarterly basis, the amount of New GM Securities needed to be set aside from distribution for purposes of funding projected liquidation and administrative costs. The calculation converts estimates of projected liquidation and administrative costs into the number of New GM Securities to be set aside from distribution, using the lowest closing price for the New GM Securities since the Dissolution Date (the date the New GM Securities were transferred to the GUC Trust from MLC). For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Assets in Liquidation—New GM Securities Set Aside from Distribution.”

The GUC Trust Administrator may liquidate New GM Securities that have been set aside from distribution to fund (with the required approval of the Bankruptcy Court) the current or projected Wind-Down Costs or Reporting Costs of the GUC Trust and (with the required approval of the GUC Trust Monitor) current and projected income tax liabilities of the GUC Trust. The cash proceeds of such sales, and the marketable securities in which such cash proceeds are invested, are referred to as Other Administrative Cash. Pursuant to the GUC Trust Agreement, any cash or investments constituting Other Administrative Cash which remain at the winding up and conclusion of the GUC Trust will be distributed to the holders of GUC Trust Units. In March 2012, and again in December 2012, the Bankruptcy Court approved the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs which were in excess of the Reporting and Transfer Cash.

Prior to the dissolution of MLC, certain designated assets and the New GM Securities were maintained at MLC (the latter was retained by MLC to avoid federal income taxes that might have been payable by the GUC Trust upon distribution of the New GM Securities with respect to any appreciation of the securities while in possession of the GUC Trust, or Taxes on Distribution; see discussion below). As required by the Plan, MLC transferred to the GUC Trust on the Dissolution Date (i) all remaining undistributed New GM Securities, which consisted of 30,967,561 shares of New GM Common Stock, 28,152,186 New GM Series A Warrants and 28,152,186 New GM Series B Warrants, (ii) approximately $2.0 million designated for Reporting Costs, (iii) approximately $1.4 million designated for reimbursing the indenture trustees and the fiscal and paying agents under the Debtors’ prepetition debt issuances for costs associated with, among other things, administering distributions to registered holders of the Debtors’ prepetition debt issuances, and (iv) certain rights and obligations. Separately, on the Dissolution Date, MLC transferred $500,000 to the Avoidance Action Trust (as defined below) for the purposes of funding any potential public reporting requirements of the Avoidance Action Trust, in which funds the GUC Trust holds a residual interest to the extent unused by the Avoidance Action Trust.

Further, upon the dissolution of MLC, the GUC Trust assumed responsibility for the winding down of the affairs of the Debtors and resolving and satisfying the Residual Wind-Down Claims. Under the Plan, upon the dissolution of MLC, the Debtors were directed to transfer to the GUC Trust Residual Wind-Down Assets (as defined below) in an amount sufficient, based upon the Debtors’ reasonable estimate, to satisfy the Residual Wind-Down Claims and the Residual Wind-Down Costs (as defined below). On the Dissolution Date, MLC transferred approximately $42.8 million in Residual Wind-Down Assets to the GUC Trust (which amount consisted of approximately $38.6 million in cash, the transferred benefit of approximately $2.8 million in prepaid expenses and approximately $1.4 million for the payment of certain defense costs related to the Term Loan Avoidance Action). Should the cost of resolving and satisfying the Residual Wind-Down Claims and the Residual Wind-Down Expenses be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders, as required by the Plan.

The GUC Trust does not and will not engage in any trade or business. As a result, the only income earned by the GUC Trust is interest income and dividends from permitted investments of cash as prescribed by the GUC Trust Agreement. The GUC Trust has no other sources of income. As of March 31, 2013, the GUC Trust had an aggregate of approximately $1.0 million in cash and cash equivalents and $76.8 million in marketable securities consisting of corporate commercial paper and municipal government commercial paper and variable rate notes.

Functions and Responsibilities of the GUC Trust

The functions and responsibilities of the GUC Trust are governed by the Plan and the GUC Trust Agreement, as amended, with the oversight of the GUC Trust Monitor. The GUC Trust has no officers, directors or employees. The GUC Trust is administered by the GUC Trust Administrator, which is authorized by the GUC Trust Agreement to engage Trust Professionals to assist the GUC Trust Administrator in the administration of the GUC Trust. Accordingly, the GUC Trust and GUC Trust Administrator rely on receiving accurate information, reports and other representations from (i) the Trust Professionals, (ii) the GUC Trust Monitor, and (iii) other service providers to the GUC Trust. Notwithstanding such reliance, the GUC Trust Administrator is ultimately responsible for the disclosure provided in this Form 10-K. Under the GUC Trust Agreement, among other duties and obligations, the GUC Trust is obligated to distribute the assets comprising the corpus of the GUC Trust to satisfy Allowed General Unsecured Claims, prosecute and resolve objections to Disputed General Unsecured Claims, take all necessary actions to administer the wind-down of the affairs of the Debtors and resolve and satisfy (to the extent allowed) the Residual Wind-Down Claims assumed by the GUC Trust.

•	Satisfaction of Allowed General Unsecured Claims

Pursuant to the GUC Trust Agreement, the GUC Trust is required to make quarterly distributions, provided that either (i) the Minimum Threshold (as defined below) with respect to the Excess GUC Trust Distributable Assets (as defined below) is reached or (ii) Resolved Allowed Claims have arisen during the GUC Trust’s preceding fiscal quarter. If a distribution of Excess GUC Trust Distributable Assets is required to be made, then the GUC Trust Administrator must select the record date for such distribution. Each quarterly distribution is made as promptly as practicable following the close of the immediately preceding fiscal quarter.

In addition to New GM Securities, the GUC Trust Agreement provides for the distribution of GUC Trust Units to holders of Allowed General Unsecured Claims equal to one GUC Trust Unit per $1,000 in Allowed General Unsecured Claims, subject to rounding under the GUC Trust Agreement. Each GUC Trust Unit represents the contingent right to receive, on a pro rata basis, the excess assets of the GUC Trust, including additional New GM Securities (if and to the extent such New GM Securities are not required for the satisfaction of the Resolved Allowed Claims) and Other Administrative Cash, if any, available for distribution in respect of the GUC Trust Units, either through a periodic distribution as provided for under the GUC Trust Agreement, or upon the dissolution of the GUC Trust, in each case subject to the terms and conditions of the GUC Trust Agreement and the Plan, or the Excess GUC Trust Distributable Assets.

Pursuant to the GUC Trust Agreement, quarterly distributions are required to be made to (i) holders of Resolved Allowed Claims, and (ii) beneficiaries of GUC Trust Units (including persons listed in (i)), subject to the following limitation. The GUC Trust will make quarterly distributions in respect of the GUC Trust Units only if and to the extent that certain previously Disputed General Unsecured Claims asserted against the Debtors are either disallowed or are otherwise resolved favorably to the Debtors’ estates (thereby reducing the amount of GUC Trust distributable assets which would be required to satisfy in full all the then-remaining Disputed General Unsecured Claims) and the resulting amount of Excess GUC Trust Distributable Assets as of the end of the relevant quarter exceeds thresholds set forth in the GUC Trust Agreement, or the Minimum Threshold. The Minimum Threshold is equal to: (i) with respect to New GM Common Stock, 1,000,000 shares of New GM Common Stock, (ii) with respect to the New GM Series A Warrants, warrants to acquire 909,091 shares of New GM Common Stock (subject to customary adjustment), (iii) with respect to the New GM Series B Warrants, warrants to acquire 909,091 shares of New GM Common Stock (subject to customary adjustment), and (iv) with respect to cash, $5 million. Notwithstanding the foregoing, holders of Resolved Allowed Claims receiving quarterly distributions will additionally receive distributions in respect of their GUC Trust Units that such recipients would have previously received had they been holders of Initial Allowed General Unsecured Claims (as defined below).

Holders of Allowed General Unsecured Claims who do not satisfy certain informational requirements by a date, or dates, established by the GUC Trust Administrator in connection with a quarterly distribution may not receive New GM Securities or cash pursuant to such distribution; provided, however, that each such holder will be entitled to participate in the first quarterly distribution following its satisfaction of such informational requirements. In addition, if a holder of an Allowed General Unsecured Claim fails to satisfy such informational requirements prior to dissolution of the GUC Trust, such holder may risk forfeiting the distribution to which it would otherwise be entitled, and any such assets would be distributed to the beneficiaries of GUC Trust Units.

On or about the Effective Date, there were approximately $29,771 million in Allowed General Unsecured Claims, or the Initial Allowed General Unsecured Claims. As of March 31, 2013, there were approximately $30,227 million in Allowed General Unsecured Claims, on account of the post-Effective Date allowance of approximately $456 million of previously Disputed General Unsecured Claims. See the table on page 30 for a summary of the Allowed General Unsecured Claims, Disputed General Unsecured Claims and Term Loan Avoidance Action Claims (as defined below).

On April 21, 2011, as supplemented by a secondary distribution on May 26, 2011, the GUC Trust made its initial distribution of New GM Securities to holders of Initial Allowed General Unsecured Claims, or the Initial Distribution. Although contingent rights to receive Excess GUC Trust Distributable Assets under the GUC Trust Agreement existed from the Effective Date, the GUC Trust did not initially issue GUC Trust Units in respect of such contingent rights. As described further below, GUC Trust Units were first issued, initially in non-transferable form and evidenced solely on the GUC Trust’s books and records, in respect of Initial Allowed General Unsecured Claims on July 8, 2011 following the execution of a July 8, 2011 amendment to the GUC Trust Agreement establishing mechanics for the issuance of non-transferable GUC Trust Units. The GUC Trust has made six subsequent quarterly distributions, on July 28, 2011, October 28, 2011, April 27, 2012, August 3, 2012, November 5, 2012 and February 8, 2013, each in respect of the Disputed General Unsecured Claims that were resolved in the immediately preceding fiscal quarter. The GUC Trust did not make a regular quarterly distribution in respect of the fiscal quarter ended December 31, 2011. While the GUC Trust did make a distribution in January 2012, such distribution was made pursuant to the requirements of Section 2.3(a) of the GUC Trust Agreement (as described further below) and related to Disputed General Unsecured Claims that were resolved during the period of October 1, 2011 to December 15, 2011. Accordingly, the time period associated with the claims resolution for the regular quarterly distribution for the fiscal quarter ended December 31, 2011 was truncated to the period of December 16, 2011 to December 31, 2011. Because no Disputed General Unsecured Claims were resolved during this shortened time frame, the GUC Trust did not make a regular quarterly distribution related to the fiscal quarter ended December 31, 2011.

The quarterly distributions in respect of the fiscal quarters ended June 30, 2011 and September 30, 2011 reflected distributions to both holders of Resolved Allowed Claims as well as holders of GUC Trust Units. Because the amount of Excess GUC Trust Distributable Assets has not exceeded the Minimum Threshold for any quarter following the quarter ended September 30, 2011, due in principal part to the reserving, or setting-aside, of New GM Securities for the purposes of funding potential Taxes on Distribution as described below, no distributions have been made in respect of the GUC Trust Units since the quarterly distribution on October 28, 2011. Rather, all such subsequent distributions have consisted solely of distributions to holders of newly Allowed General Unsecured Claims and holders of previously Allowed General Unsecured Claims who initially failed to fulfill the informational requirements set forth in the GUC Trust Agreement, but subsequently successfully fulfilled such requirements.

As stated above, on the Dissolution Date, all remaining undistributed New GM Securities were transferred from MLC to the GUC Trust. Pursuant to Section 2.3(a) of the GUC Trust Agreement, the GUC Trust was required to distribute, within 30 days of the GUC Trust’s receipt thereof, any such New GM Securities that would have been distributed on the next quarterly distribution date to (i) holders of Resolved Disputed Claims, which claims were allowed after September 30, 2011 and on or before December 15, 2011, the record date for the distribution pursuant to Section 2.3(a) of the GUC Trust Agreement and (ii) beneficiaries of GUC Trust Units as of the same date (including the persons listed in (i)). This distribution, or the Section 2.3(a) Distribution, took place on January 13, 2012 and consisted solely of a distribution to holders of newly Allowed General Unsecured Claims and holders of previously Allowed General Unsecured Claims who failed to fulfill the informational requirements for distribution in prior quarterly distributions, but successfully fulfilled such requirements prior to the Section 2.3(a) Distribution. In each case, the Section 2.3(a) Distribution included distributions in respect of the GUC Trust Units that recipients under the Section 2.3(a) Distribution would have previously received had they been holders of Initial Allowed General Unsecured Claims. Because the Excess GUC Trust Distributable Assets as of the record date for the Section 2.3(a) Distribution did not exceed the Minimum Threshold, no distribution to beneficiaries of GUC Trust Units was made in connection with the Section 2.3(a) Distribution.

In respect of Allowed General Unsecured Claims aggregating $30,227 million at March 31, 2013, the GUC Trust has distributed, or was obligated to distribute, in the aggregate, 120,402,053 shares of New GM Common Stock, 109,456,550 of each series of New GM Warrants and 30,227,314 GUC Trust Units. See the table on page 31 for a summary of the activity in the New GM Securities that comprise the GUC Trust’s distributable assets, including the amounts of New GM Securities distributed through or distributable as of, March 31, 2013, as well as the numbers of New GM Securities available for distribution to holders of GUC Trust Units as of March 31, 2013.

As discussed above, in addition to New GM Securities, the GUC Trust Agreement also provides for the distribution of beneficial interests in units, or GUC Trust Units, to holders of Allowed General Unsecured Claims in an amount equal to one GUC Trust Unit per $1,000 in Allowed General Unsecured Claims, subject to rounding under the GUC Trust Agreement. Each GUC Trust Unit represents the contingent right to receive, on a pro rata basis, a share of the Excess GUC Trust Distributable Assets. As noted above, while contingent rights to receive Excess GUC Trust Distributable Assets under the GUC Trust Agreement existed from the Effective Date, the GUC Trust Agreement did not initially contain mechanics for the issuance of these contingent rights in the form of non-transferable GUC Trust Units. On July 6, 2011, the Bankruptcy Court entered an order permitting the GUC Trust Administrator, the GUC Trust Monitor and the Debtors to execute an amendment to the GUC Trust Agreement which established the proper mechanics for the issuance of non-transferable GUC Trust Units to holders of Allowed General Unsecured Claims as entries on the books and records of the GUC Trust Administrator.

On July 8, 2011, the GUC Trust issued on its books and records 29,770,826 non-transferable GUC Trust Units for the benefit of holders of Initial Allowed General Unsecured Claims. Subsequently, the GUC Trust issued additional GUC Trust Units on its books and records for each of the quarterly distributions (and the Section 2.3(a) Distribution) which occurred prior to June 30, 2012. In compliance with the GUC Trust Agreement, the GUC Trust Units were not certificated and were not transferable, except by applicable laws of descent or distribution (in the case of a deceased individual beneficiary of the GUC Trust), by operation of law, in accordance with applicable bankruptcy law, or as otherwise approved by the Bankruptcy Court.

Pursuant to the No Action Letter, on or about June 12, 2012, the form of the non-transferable GUC Trust Units changed to book-entry form only, represented by one or more global certificates registered in the name of the Depository Trust Company (which is referred to in this Form 10-K as DTC), as depositary, or Cede & Co., its nominee. See “Description of the GUC Trust Units” on page 12 for a more detailed discussion of the GUC Trust Units. As such, the GUC Trust Units are transferable in accordance with the procedures of DTC and its direct and indirect participants. Subsequently, the GUC Trust issued additional GUC Trust Units, in transferable form, in connection with each of the quarterly distributions that occurred in respect of the fiscal quarter ended June 30, 2012 and thereafter. As of March 31, 2013, the total number of GUC Trust Units outstanding or issuable was 30,227,314.

The Plan prohibits the distribution of fractional New GM Securities in respect of Allowed General Unsecured Claims and GUC Trust Units. Cash distributions are made in lieu of fractional New GM Securities to beneficiaries of GUC Trust Units, subject to certain minimum cash distribution thresholds. In addition, the GUC Trust may distribute cash in lieu of New GM Securities to any governmental entity to the extent such governmental entity has requested a sale of such New GM Securities and demonstrated to the satisfaction of the GUC Trust Administrator that such governmental entity is precluded by applicable law from receiving distributions of New GM Securities. As a result, since the Effective Date the GUC Trust has sold, exclusive of sales of New GM Securities to fund Wind-Down Costs and Reporting Costs as described above, an aggregate of 22,506 shares of New GM Common Stock and 20,507 of each series of New GM Warrants, realizing net proceeds of approximately $1.2 million. These sales occurred in the year ended March 31, 2013 and proceeds from these sales were distributed to qualifying governmental entities or beneficiaries of GUC Trust Units, as applicable.

•	Resolution of Disputed General Unsecured Claims

There were approximately $8,154 million in Disputed General Unsecured Claims as of the Effective Date. This amount reflects liquidated disputed claims and a Bankruptcy Court ordered reserve for unliquidated disputed claims, but does not represent potential Term Loan Avoidance Action Claims. As of March 31, 2013, there were approximately $3,605 million in Disputed General Unsecured Claims, which reflects a decrease of approximately $4,549 million as compared to the amount of Disputed General Unsecured Claims existing on or around the Effective Date. See the table on page 30 for a summary of the status of the claims resolution process as of March 31, 2013.

The process of resolving Disputed General Unsecured Claims is generally administered by the GUC Trust through Trust Professionals it retains specifically for this purpose. If the GUC Trust Administrator files an objection to a Disputed General Unsecured Claim, certain claimants participate in alternative dispute resolution proceedings, including mediation and arbitration, or ADR Proceedings, to determine the validity of their claims. Such claimants may be entitled to a hearing before the Bankruptcy Court if their claims cannot be resolved through ADR Proceedings. Claimants that are not subject to ADR Proceedings are entitled to a hearing before the Bankruptcy Court to determine the validity of their claims. The GUC Trust Administrator also has the authority to settle Disputed General Unsecured Claims, in accordance with the terms and procedures set forth in the GUC Trust Agreement.

In an attempt to ensure that there are sufficient New GM Securities available to provide distributions to all holders of Resolved Allowed Claims as if such holders were holders of Initial Allowed General Unsecured Claims, the GUC Trust Agreement authorizes and directs the GUC Trust Administrator to withhold from distributions an amount of New GM Securities that would be sufficient to satisfy all Disputed General Unsecured Claims in the event that such claims were allowed in full, or the Reserved New GM Securities. To the extent that all or a portion of a Disputed General Unsecured Claim is disallowed by order of the Bankruptcy Court, by order of the tribunal presiding over the ADR Proceeding, if applicable, or by settlement with the GUC Trust, such portion of the Disputed General Unsecured Claim that is disallowed will not be entitled to a distribution of Reserved New GM Securities or beneficial interests in GUC Trust Units from the GUC Trust (subject to any appeal rights of the claimant). The portion of the Reserved New GM Securities allocated for the satisfaction of the disallowed claim will instead become Excess GUC Trust Distributable Assets available for distribution to beneficiaries of GUC Trust Units. To the extent that a Disputed General Unsecured Claim is fully resolved, and such resolution results in all or a portion of the original Disputed General Unsecured Claim being allowed by the Bankruptcy Court, by order of the tribunal presiding over the ADR Proceeding, if applicable, or by settlement with the GUC Trust, such allowed portion of the Disputed General Unsecured Claim will be considered an Allowed General Unsecured Claim and the holder will be entitled to the distribution of Reserved New GM Securities and beneficial interests in GUC Trust Units from the GUC Trust corresponding to what the holder would have received had the claim been allowed as of the Effective Date.

In certain circumstances, holders of Resolved Allowed Claims and GUC Trust Units may receive from the GUC Trust cash in lieu of or in addition to New GM Securities. This could occur if New GM declares cash dividends on the New GM Common Stock held by the GUC Trust, in which case the holders of subsequently Resolved Allowed Claims and GUC Trust Units would receive cash dividends that had been paid in respect of the shares of New GM Common Stock they receive. Also, if the GUC Trust sells New GM Warrants that are about to expire, the holders of subsequent Resolved Allowed Claims and GUC Trust Units would receive the cash realized by the GUC Trust on the sale of the New GM Warrants that otherwise would have been distributed to them. Also, the GUC Trust may distribute cash in lieu of New GM Securities to any governmental entity to the extent such governmental entity has requested a sale of such New GM Securities and demonstrated to the satisfaction of the GUC Trust Administrator that such governmental entity is precluded by applicable law from receiving distributions of New GM Securities. Finally the GUC Trust may distribute cash in lieu of fractional New GM Securities in any distribution of Excess GUC Trust Distributable Assets, subject to any distribution rules or rounding under the Plan, the GUC Trust Agreement and/or the rules of any applicable clearing system. For each $1,000 in amount of Allowed General Unsecured Claims (including Resolved Allowed Claims), each holder of such claim is entitled to receive (upon delivery of any information required by the GUC Trust) approximately 3.98 shares of New GM Common Stock and approximately 3.62 warrants of each series of New GM Warrants, as well as one GUC Trust Unit, subject in each case to rounding under the Plan, the GUC Trust Agreement and/or the rules of any applicable clearing system and exclusive of any securities received, or to be received, in respect of GUC Trust Units.

•	Resolution and Satisfaction of Residual Wind-Down Claims

In accordance with the Plan, each of the Debtors was dissolved on or prior to the Dissolution Date. Upon the dissolution of MLC, the New GM Securities and certain remaining cash assets of MLC were transferred to the GUC Trust and the GUC Trust assumed responsibility for the wind-down of the Debtors. This includes monitoring and enforcing the implementation of the Plan as it relates to the wind-down, paying taxes and filing tax returns, making any other necessary filings related to the wind-down and taking any other actions necessary or appropriate to wind-down the Debtors and obtain an order, or orders, closing the chapter 11 cases of the Debtors. The GUC Trust is also responsible for resolving and satisfying (to the extent allowed) all remaining disputed Residual Wind-Down Claims.

Under the Plan, the Debtors were directed to transfer to the GUC Trust assets in an amount sufficient, based upon the Debtors’ reasonable estimate, to satisfy the ultimate allowed amount of the Residual Wind-Down Claims, or the Residual Wind-Down Assets, including the costs, fees and expenses related to satisfying and resolving the Residual Wind-Down Claims, or the Residual Wind-Down Costs. On the Dissolution Date, MLC transferred approximately $42.8 million in Residual Wind-Down Assets to the GUC Trust (which amount consisted of approximately $38.6 million in cash, the transferred benefit of approximately $2.8 million in prepaid expenses and approximately $1.4 million for the payment of certain defense costs related to the Term Loan Avoidance Action or the Avoidance Action Defense Costs). Based on the Debtors’ estimate of the amount necessary to satisfy the ultimate allowed amount of the Residual Wind-Down Claims, the GUC Trust Administrator established a reserve for Residual Wind-Down Claims of approximately $33.8 million relating to approximately $246.2 million in Residual Wind-Down Claims. In addition, the GUC Trust increased its reserve for liquidation costs by approximately $9.0 million for Residual Wind-Down Costs associated with these obligations and Avoidance Action Defense Costs. Since the Dissolution Date, the GUC Trust has resolved approximately $42.4 million in disputed Residual Wind-Down Claims, allowing $3.0 million, while disallowing $39.4 million. As of March 31, 2013, the remaining Residual Wind-Down Claims totaled approximately $203.8 million, while the reserve for Residual Wind-Down Claims and the remaining Residual Wind-Down Assets totaled $30.9 million and $33.8 million, respectively. The GUC Trust Administrator has objected to, or intends to object to, substantially all of the remaining Residual Wind-Down Claims that are not consensually resolved.

Should the ultimate allowed amount of Residual Wind-Down Claims and the Residual Wind-Down Costs be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. If the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims and/or the Residual Wind-Down Costs, such deficiency will be satisfied by any remaining Other Administrative Cash designated by the GUC Trust Administrator for such purposes. If there is no remaining Other Administrative Cash designated for such purposes, the GUC Trust Administrator is authorized to, with GUC Trust Monitor approval, reserve and, with Bankruptcy Court approval, sell New GM Securities to cover the shortfall. To the extent that New GM Securities are reserved and sold to obtain funding to complete the wind-down of the Debtors or satisfy Residual Wind-Down Claims, such securities will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Costs could reduce the assets of the GUC Trust available for distribution. After the GUC Trust has concluded its affairs, any funds remaining that were obtained from New GM Securities sold to fund the resolution of Residual Wind-Down Claims or the distribution of Residual Wind-Down Assets will be distributed to the beneficiaries of the GUC Trust Units.

•	Administrative Structure and Responsibilities of the GUC Trust

The GUC Trust has no officers, directors or employees. The GUC Trust is administered by the GUC Trust Administrator, which is authorized by the GUC Trust Agreement to engage Trust Professionals to assist the GUC Trust Administrator in the administration of the GUC Trust. The GUC Trust Administrator is authorized by the GUC Trust Agreement to retain, pay, oversee, direct the services of, and (subject to GUC Trust Monitor approval) terminate Trust Professionals, to assist in the administration of the GUC Trust, particularly in connection with the claims resolution process, the preparation of financial statements, and the GUC Trust’s record keeping and reporting functions. The GUC Trust and GUC Trust Administrator rely solely on receiving accurate information, reports and other representations from (i) the Trust Professionals, (ii) the GUC Trust Monitor, and (iii) other service providers to the GUC Trust. In filing this Form 10-K and executing any related documentation on behalf of the GUC Trust, the GUC Trust Administrator has relied upon the accuracy of such reports, information and representations. Notwithstanding such reliance, the GUC Trust Administrator is ultimately responsible for the disclosure provided in this Form 10-K. In addition to issuing GUC Trust Units and making distributions of New GM Securities to holders of Allowed General Unsecured Claims, the GUC Trust is also responsible for the administrative tasks that are incidental to the resolution and, to the extent they are allowed, satisfaction of Disputed General Unsecured Claims remaining against the Debtors as of the Effective Date.

The GUC Trust Monitor was appointed for the purpose of overseeing the activities of the GUC Trust Administrator. Pursuant to the GUC Trust Agreement, the GUC Trust Administrator is required to obtain the approval of the GUC Trust Monitor for a variety of actions, including but not limited to: preparation of budgets; reserving New GM Securities for the purposes of satisfying fees, costs and expenses of the GUC Trust (including Taxes on Distribution); the sale of New GM Securities to satisfy Taxes on Distribution; the incurrence of any cost or expense in excess of 10% of any line item in the Budget measured on a yearly basis (except to the extent such cost or expense is approved by the Bankruptcy Court); settling Disputed General Unsecured Claims in excess of $10.0 million; the retention or termination of Trust Professionals; and amendments to the GUC Trust Agreement.

As discussed above, the GUC Trust was initially provided with the Administrative Fund by MLC for the purposes of paying Wind-Down Costs. The Administrative Fund was created with cash provided to MLC by the DIP Lenders. It is fixed in amount and payments from the Administrative Fund are made in accordance with the Budget. The principal expenses of the GUC Trust in connection with the Administrative Fund are professional, advisory and administrative fees of the legal and financial advisors of the GUC Trust and the GUC Trust Administrator and the GUC Trust Monitor. The GUC Trust has no income other than income on permitted investments of cash prescribed by the GUC Trust Agreement.

If there is cash remaining in the Administrative Fund after the GUC Trust has concluded its affairs, the remaining cash will be returned to the DIP Lenders. If the GUC Trust Administrator determines that (i) the Administrative Fund is not sufficient to satisfy the current or projected Wind-Down Costs, (ii) the Reporting and Transfer Cash is not sufficient to satisfy the current or projected Reporting Costs, or (iii) that the GUC Trust may be subject to current or projected Taxes on Distribution, the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to reserve New GM Securities for these purposes. The GUC Trust Administrator may then liquidate such reserved New GM Securities to fund these costs and expenses, with the required approval of the Bankruptcy Court (other than with respect to sales of New GM Securities for the purposes of funding Taxes on Distribution, pursuant to which only GUC Trust Monitor approval is required), and the proceeds from such liquidations of New GM Securities constitute part of the Other Administrative Cash.

New GM Securities that are reserved or sold in the manner described above will not be available for distribution to the beneficiaries of GUC Trust Units. As such, increased Wind-Down Costs, Reporting Costs and/or Taxes on Distribution could reduce the GUC Trust’s otherwise distributable assets. To the extent that any reserved New GM Securities, or funds remaining from the sale of reserved New GM Securities, are not ultimately required and are held by the GUC Trust at the time of its dissolution, such remaining New GM Securities and funds, including the Other Administrative Cash, will be distributed by the GUC Trust to the holders of the GUC Trust Units.

Other than for the matters described above and in “—Resolution and Satisfaction of Residual Wind-Down Claims,” and matters that are incidental to them, the GUC Trust does not and will not engage in any business activities. In particular, the GUC Trust does not and will not engage in any trade or business.

Income Tax Liabilities for Certain Capital Gains

Pursuant to the Plan and the GUC Trust Agreement, the Official Committee of Unsecured Creditors in the bankruptcy cases of the Debtors, or the Committee, previously sought a private letter ruling from the Internal Revenue Service regarding the tax treatment of the GUC Trust, with respect to its holdings of New GM Securities. Prior to the Dissolution Date, MLC held the New GM Securities for the benefit of the GUC Trust. The private letter ruling, if granted, would have eliminated the potential income tax liability on the increased market value, if any, of the New GM Securities (over the tax basis in such securities) when distributed to holders of Allowed General Unsecured Claims or GUC Trust Units. Upon the dissolution and winding-up of MLC on the Dissolution Date, all undistributed New GM Securities were transferred to the GUC Trust. The tax basis per share or warrant of the New GM Securities on the Dissolution Date was $19.87 for the New GM Common Stock, $11.38 for the New GM Series A Warrants and $7.88 for the New GM Series B Warrants.

As previously disclosed in its Current Report on Form 8-K as filed with the SEC on May 11, 2012, in May 2012, the Internal Revenue Service informed the Committee that it had made a final adverse determination with regard to such private letter ruling. As a result of that determination, the GUC Trust incurs income tax liabilities on any capital gains realized upon the disposition of New GM Securities to holders of Allowed General Unsecured Claims or GUC Trust Units (unless such capital gains are offset by deductible operating losses). The GUC Trust records any current taxes payable from such realized gains (net of deductible operating losses) and a deferred tax liability at the end of each quarter for all of the New GM Securities that it then holds, where the market prices of such New GM Securities exceed their tax basis. At March 31, 2013, the amount of such deferred tax liability recorded is equal to the GUC Trust’s statutory rate of 39.6% that goes into effect for the GUC Trust’s fiscal year beginning on April 1, 2013, applied to the excess of the market value of the New GM Securities over their tax basis. For prior periods, the GUC Trust’s statutory rate of 35% was applied. Where the market prices of the New GM Securities held at quarter end are less than their tax basis, a deferred tax asset with a corresponding valuation allowance is recorded, resulting in no net deferred tax asset at such quarter end. A full valuation allowance is recorded under such circumstances, because realization of the deferred tax asset is uncertain (in that it is dependent upon the generation of taxable gains upon the sale or distribution of New GM Securities in the future, which is not determinable prior to occurrence). Because the amount of any deferred tax liability recorded at any quarter end is dependent upon the market prices of the New GM Securities held at such quarter end, fluctuations in such market prices will result in fluctuations in the deferred tax liability recorded in the Statement of Net Assets in Liquidation and in the income tax provision or benefit recorded in the Statement of Changes in Net Assets in Liquidation for such quarter. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income Taxes” and “—Statement of Changes in Net Assets in Liquidation” below.

The GUC Trust Administrator reevaluates, on a quarterly basis, the amount of New GM Securities to be set aside from distribution to fund potential income tax liabilities described above. New GM Securities set aside from distribution are placed in reserve and, to the extent sold, the proceeds thereof constitute Other Administrative Cash. This determination is made on a basis different than that used to calculate deferred tax liabilities for financial statement purposes, as described above. The “set aside” calculation methodology uses the highest closing price for the New GM Securities since December 15, 2011 (the date the New GM Securities were transferred to the GUC Trust from MLC) in estimating the potential taxes on future gains from the disposition of New GM Securities. By contrast, in calculating deferred tax liabilities for purposes of financial reporting, the GUC Trust uses the closing price as of the last trading date of the fiscal quarter. The “set aside” calculation then converts estimates of potential income tax liabilities into the number of New GM Securities to be set aside from distribution, using the lowest closing price for the New GM Securities since December 15, 2011 (the date the New GM Securities were transferred to the GUC Trust from MLC). For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Assets in Liquidation—New GM Securities Set Aside from Distribution.”

Term Loan Avoidance Action

On July 31, 2009, the Committee commenced a legal action against certain prepetition lenders of the Debtors, styled as Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al. (Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009)), which is referred to as the Term Loan Avoidance Action. The Term Loan Avoidance Action seeks the return to the Avoidance Action Trust (as defined below) of approximately $1.5 billion that had been transferred to a consortium of prepetition lenders of the Debtors, pursuant to the court order approving the debtor-in-possession loans made by the DIP Lenders to MLC. On the Dissolution Date, the Term Loan Avoidance Action was transferred to a trust established for the purpose of holding and prosecuting the Term Loan Avoidance Action, or the Avoidance Action Trust. The rights to substantially all of the recoveries on the Term Loan Avoidance Action through the Avoidance Action Trust, if any, are currently under dispute, with both the DIP Lenders and the Committee, on behalf of the holders of Allowed General Unsecured Claims, claiming to be the proper beneficiaries of such proceeds. If the DIP Lenders are deemed to be proper beneficiaries of the proceeds of the Term Loan Avoidance Action, then the bulk of any amounts reclaimed from prepetition lenders will be distributed to the DIP Lenders; and if the Committee, on behalf of the holders of Allowed General Unsecured Claims, are deemed to be proper beneficiaries of the proceeds of the Term Loan Avoidance Action, then the bulk of any amounts reclaimed from prepetition lenders will be distributed directly to the holders of Allowed General Unsecured Claims. Accordingly, regardless of the outcome of such proceedings, in no event will any amounts reclaimed from the prepetition lenders be transferred to the GUC Trust, and no such amounts will be distributed to holders of GUC Trust Units in respect of such GUC Trust Units.

If Wilmington Trust Company, not in its individual capacity but solely in its capacity as the trustee and trust administrator of the Avoidance Action Trust, which we refer to as the Avoidance Action Trust Administrator, is successful in its prosecution of the Term Loan Avoidance Action, any amounts recovered by the Avoidance Action Trust will, pursuant to the Plan, give rise to Allowed General Unsecured Claims on behalf of the prepetition lenders from which such amounts were recovered (as beneficiaries of the GUC Trust), which we also refer to as Term Loan Avoidance Action Claims. (As used in this Form 10-K, the amounts of “Disputed General Unsecured Claims” do not include any potential Term Loan Avoidance Action Claims.) Unless and until Term Loan Avoidance Action Claims arise, the potential holders of such claims will not be entitled to receive a distribution from the GUC Trust. However, once such Term Loan Avoidance Action Claims arise, the holders of such claims will be entitled to receive a distribution from the GUC Trust. As such, while the successful prosecution of, and recoveries under, the Term Loan Avoidance Action will result in the incurrence of additional Allowed General Unsecured Claims, because the ownership of the beneficial interests in the Avoidance Action Trust is currently under dispute, it is not known whether holders of Allowed General Unsecured Claims will benefit from any funds recovered under the Term Loan Avoidance Action. As noted above, in no event will any funds reclaimed from the prepetition lenders be transferred to the GUC Trust or be distributed to holders of GUC Trust Units in respect of such GUC Trust Units; accordingly, a holder of a GUC Trust Unit that does not hold a corresponding Allowed General Unsecured Claim (because such holder did not obtain the GUC Trust Unit in the initial distribution of GUC Trust Units to the holders of Initial Allowed General Unsecured Claims or in subsequent distributions of GUC Trust Units to the holders of Resolved Disputed Claims) will potentially have its recovery diluted through the incurrence of Term Loan Avoidance Action Claims by the GUC Trust, without receiving the benefit of any cash recovered pursuant to the Term Loan Avoidance Action.

The GUC Trust is obligated to satisfy certain Term Loan Avoidance Action litigation costs, as described under the heading “—The GUC Trust Assets” above, subject to the right of the GUC Trust to seek disgorgement in accordance with the terms of the Plan, which litigation costs we refer to as Avoidance Action Defense Costs. If the actual amount of Avoidance Action Defense Costs exceeds the amount of cash received from MLC which was designated for this purpose, a new Residual Wind-Down Claim will arise in the amount of such shortfall.

For additional information about the Term Loan Avoidance Action, see “Legal Proceedings—Term Loan Avoidance Action” below.

Dissolution of the GUC Trust

The GUC Trust has an initial stated term of three years from the Effective Date (ending on March 31, 2014). However, the GUC Trust Administrator can apply to the Bankruptcy Court for a shorter or longer term in order to resolve all Disputed General Unsecured Claims and Term Loan Avoidance Action Claims or to complete the resolution of the Residual Wind-Down Claims and the distribution of any remaining assets of the Debtors. It is currently anticipated that the GUC Trust will be required to seek approval to extend its term, because, although it is uncertain at this time, it is anticipated that the distribution of assets and wind-down will not be completed prior to March 31, 2014.

If, as of the final distribution date, any GUC Trust Units remain undistributed, such GUC Trust Units will be deemed cancelled and will cease to be outstanding. If, as of the final distribution date, any New GM Securities, proceeds therefrom, or distributions thereon remain undistributed, any such assets will be distributed pro rata to the beneficiaries of the GUC Trust Units then outstanding on the final distribution date to the extent permitted by law, and to the extent not so permitted, will otherwise be disposed of in accordance with applicable law.

Fiscal Year

The GUC Trust’s fiscal year begins on April 1 and ends on the following March 31. Since the GUC Trust was created on March 30, 2011 and the Effective Date of the Plan was March 31, 2011, for financial reporting purposes, the GUC Trust was assumed to have been established as of April 1, 2011 and received its initial funding on or about April 1, 2011.

Availability of Information Relating to the GUC Trust and New GM

The GUC Trust files annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the SEC. In addition, the GUC Trust files quarterly reports pursuant to the requirements of the GUC Trust Agreement, or GUC Trust Reports, with the Bankruptcy Court and also files these reports under cover of Form 8-K with the SEC. The GUC Trust Agreement, related documentation and all information filed with the Bankruptcy Court by the GUC Trust Administrator, including the GUC Trust Reports, can be accessed free of charge on the GUC Trust website at www.mlcguctrust.com, and the GUC Trust’s filings with the SEC can be accessed free of charge at www.sec.gov. In addition, New GM’s filings with the SEC can be accessed free of charge at http://investor.gm.com/sec-filings and www.sec.gov. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Trading Prices of New GM Securities” below for certain information relating to the recent trading prices of the New GM Securities.”

Description of the GUC Trust Units

The following summary of the GUC Trust Units is not intended to be complete and is subject to, and qualified in its entirety by reference to, the GUC Trust Agreement, as amended, and the Delaware Act. You should read the GUC Trust Agreement, as amended, which is filed as an exhibit to this annual report on Form 10-K, for additional information.

The GUC Trust Agreement provides for the distribution of GUC Trust Units for the benefit of creditors holding Allowed General Unsecured Claims, in an amount equal to one GUC Trust Unit per $1,000 in Allowed General Unsecured Claims, subject to rounding under the GUC Trust Agreement. Each GUC Trust Unit represents the contingent right to receive, on a pro rata basis, a share of the Excess GUC Trust Distributable Assets. If a Disputed General Unsecured Claim becomes an Allowed General Unsecured Claim, the holder of that claim will receive the New GM Securities and the GUC Trust Units corresponding to what the holder would have received had the claim been allowed as of the Effective Date. To the extent all or portion of a Disputed General Unsecured Claim is ultimately disallowed, the Reserved New GM Securities allocated for that claim or such disallowed portion of that claim will become excess assets of the GUC Trust available for distribution to beneficiaries of GUC Trust Units.

•	Book-Entry Only Issuance – The Depository Trust Company

The GUC Trust Units are book-entry form only, represented by one or more global certificates registered in the name of DTC, as depository, or Cede & Co., its nominee, for so long as DTC is willing to act in that capacity. Wilmington Trust Company, or its designated affiliate, is currently acting as registrar and transfer agent for the GUC Trust Units, and facilitates the issuance of the GUC Trust Units through the DTC participant system (as necessary). Beneficiaries of GUC Trust Units do not receive physical certificates for their GUC Trust Units, and beneficial interests in the GUC Trust Units are not directly registered on the books and records of the GUC Trust Administrator. The aggregate number of GUC Trust Units issued thereunder may from time to time be increased by adjustments made on the records of the GUC Trust and a corresponding increase in the number of GUC Trust Units evidenced by such global certificate (as specified in the schedule included as part of the global certificate in respect of such additional GUC Trust Units).

•	Transferability of the GUC Trust Units

The GUC Trust Units are currently transferable in accordance with the procedures of DTC and its direct and indirect participants. However, in the event that DTC is unwilling or unable to continue as a depositary for the GUC Trust Units, the GUC Trust Agreement provides that the GUC Trust Administrator shall exchange the transferable GUC Trust Units for definitive certificates.

•	Designation of a DTC Participant and Other Required Actions

In order to receive a distribution from the GUC Trust of GUC Trust Units, holders of Allowed General Unsecured Claims (other than holders of Note Claims and Eurobond Claims, each as defined in the GUC Trust Agreement) must designate a direct or indirect participant in DTC with whom such holder has an account and take such other ministerial actions (i) as specifically stated in Exhibit B to the GUC Trust Agreement and (ii) as the GUC Trust Administrator will from time to time reasonably require by written communication to the holders of such Allowed General Unsecured Claims. With respect to holders of Note Claims and Eurobond Claims, the GUC Trust has issued GUC Trust Units to such holders in accordance with the procedures of DTC and its participants.

If and so long as a holder of an Allowed General Unsecured Claim (other than the holders of Note Claims and Eurobond Claims) does not designate a direct or indirect participant in DTC and take the required actions described above, the GUC Trust Administrator will hold the GUC Trust Units (and corresponding New GM Securities) such holder is otherwise entitled to receive, together with any Excess GUC Trust Distributable Assets distributed in respect of the GUC Trust Units, until such time as such holder complies with the requirements. At any time following the date on which a holder of an Allowed General Unsecured Claim complies in full with the requirements, but in any event, as soon as practicable following the beginning of the calendar quarter next following such date, the GUC Trust Administrator will distribute to such holder the New GM Securities and GUC Trust Units and any distributions thereon to which such holder is entitled. However, if a holder has not complied with the requirements prior to the final distribution date, then (i) the GUC Trust Units otherwise distributable to such holder or holders will be deemed cancelled and not outstanding, and (ii) the Excess GUC Trust Distributable Assets otherwise distributable to such holders, including in respect of GUC Trust Units otherwise distributable to such holder, will be distributed pro rata to all beneficiaries of GUC Trust Units then outstanding on the final distribution date.

•	Voting Rights

A GUC Trust Unit beneficiary has no title or right to, or possession, management, or control of, the GUC Trust or the GUC Trust assets, or to any right to demand a partition or division of such assets or to require an accounting of the GUC Trust Administrator or the GUC Trust Monitor. The whole legal title to the GUC Trust assets is vested in the GUC Trust as a separate legal entity under the Delaware Act and the sole beneficial interest of the GUC Trust Unit beneficiaries are as set forth in the GUC Trust Agreement.

Beneficiaries of GUC Trust Units do not have the right to vote or participate in the administration of the GUC Trust. They have no right to appoint or remove the GUC Trust Monitor or the GUC Trust Administrator, although in certain circumstances they may petition the Bankruptcy Court for these purposes. Beneficiaries of a majority of GUC Trust Units may at any time petition the Bankruptcy Court for the removal of the GUC Trust Administrator or for the removal of the GUC Trust Monitor, but only for good cause shown. In determining whether the beneficiaries of a majority of the GUC Trust Units have concurred in any such petition, GUC Trust Units held by the GUC Trust Administrator or the GUC Trust Monitor or any of their respective affiliates will be disregarded.

•	Potential Effects on the Rights of Beneficiaries of GUC Trust Units

If the GUC Trust Administrator determines that (i) the Administrative Fund is not sufficient to satisfy the current or projected Wind-Down Costs, (ii) the Reporting and Transfer Cash is not sufficient to satisfy the current or projected Reporting Costs, or (iii) that the GUC Trust is projected to fund current or potential Taxes on Distribution, the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to reserve New GM Securities for these purposes. The GUC Trust Administrator may then liquidate such reserved New GM Securities to fund these costs and expenses, with the required approval of the Bankruptcy Court (other than with respect to sales of New GM Securities for the purposes of funding Taxes on Distribution, pursuant to which only GUC Trust Monitor approval is required), and the proceeds from such liquidations of New GM Securities constitute part of the Other Administrative Cash. New GM Securities that are reserved or sold in this manner are not be available for distribution to the beneficiaries of GUC Trust Units. Therefore, any additional costs or Taxes on Distribution will reduce the assets available for distribution to beneficiaries of GUC Trust Units. After the GUC Trust has concluded its affairs, any remaining reserved New GM Securities, or funds that were obtained from the New GM Securities sold to fund costs and expenses of the GUC Trust, will be distributed to the beneficiaries of the GUC Trust Units.

In addition, if the GUC Trust Administrator determines that the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims and/or the Residual Wind-Down Costs (and there is no remaining Other Administrative Cash designated to satisfy such claims or expenses), the GUC Trust Administrator is authorized to, with GUC Trust Monitor approval, reserve and, with Bankruptcy Court approval, sell New GM Securities to cover the shortfall. The cash raised by any such sales will be added to the Other Administrative Cash, which will be used for the payment of the Residual Wind-Down Claims and Residual Wind-Down Costs. To the extent that New GM Securities are reserved and sold to obtain funding to complete the wind-down of the Debtors or satisfy Residual Wind-Down Claims, such New GM Securities will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Costs could reduce the assets of the GUC Trust available for distribution to beneficiaries of GUC Trust Units. After the GUC Trust has concluded its affairs, any remaining reserved New GM Securities, or funds that were obtained from New GM Securities sold to fund the resolution of Residual Wind-Down Claims or the distribution of Residual Wind-Down Assets, will be distributed to the beneficiaries of the GUC Trust Units.

•	Liquidation Distribution Upon Dissolution

The GUC Trust has an initial stated term of three years from the Effective Date. However, the duration of the GUC Trust may be extended upon application to and approval of the Bankruptcy Court as necessary to complete the claims resolution process and the wind-down of the Debtors. The GUC Trust will remain under the jurisdiction of the Bankruptcy Court throughout the term of its existence.

If, at the time of the Final Distribution Date (as defined in the GUC Trust Agreement), any Excess GUC Trust Distributable Assets or GUC Trust Units remain in the GUC Trust, then (i) any such GUC Trust Units will be deemed cancelled and will cease to be outstanding, and (ii) to the extent permitted by law, any such Excess GUC Trust Distributable Assets will be distributed pro rata to all beneficiaries of the GUC Trust Units then outstanding on the Final Distribution Date, and, to the extent not so permitted, will otherwise be disposed of in accordance with applicable law.

•	Governing Law

The GUC Trust Agreement is governed by and construed in accordance with the laws of the State of Delaware without giving effect to rules governing conflicts of laws.

Glossary of Defined Terms

“363 Transaction” means the transaction in which NGMCO, Inc. (now known as New GM) acquired substantially all of the assets and assumed certain liabilities of the Debtors pursuant to and subject to the terms of the MSPA.

“Additional Shares” means the additional shares of New GM Common Stock that New GM will be required to issue under the MSPA if the Bankruptcy Court finds that the estimated aggregate Allowed General Unsecured Claims against the Debtors exceed $35 billion.

“Administrative Fund” means the cash contributed to the GUC Trust to be held and maintained by the GUC Trust Administrator for the purpose of paying the Wind-Down Costs.

“ADR Proceedings” means alternative dispute resolution proceedings, including mediation and arbitration.

“Allowed General Unsecured Claims” means the general unsecured claims against the Debtors that are allowed at any given time.

“Amended Objection” means the amended objection filed by the Committee on November 19, 2010 with respect to the Disputed Nova Scotia Claims.

“Avoidance Action Defense Costs” means certain costs, fees and expenses which the GUC Trust is obligated to satisfy relating to defending the Term Loan Avoidance Action, subject to the right of the GUC Trust to seek disgorgement in accordance with the terms of the Plan.

“Avoidance Action Trust” means the trust established under the Plan for the purpose of holding and prosecuting the Term Loan Avoidance Action.

“Avoidance Action Trust Administrator” means Wilmington Trust Company, not in its individual capacity but solely in its capacity as the trustee and trust administrator of the Avoidance Action Trust.

“Bankruptcy Code” means title 11 of the United States Code.

“Bankruptcy Court” means the United States Bankruptcy Court for the Southern District of New York.

“Budget” means the budget controlling the use of the Administrative Fund, which must be submitted on an annual basis to the GUC Trust Monitor and the DIP Lenders for their approval and is updated quarterly.

“Chapter 11 Cases” means the cases commenced by the Debtors’ filing of voluntary petitions for relief under chapter 11 of the Bankruptcy Code.

“Committee” means the Official Committee of Unsecured Creditors of the Debtors appointed by the Office of the United States Trustee in the Chapter 11 Cases.

“Committee Summary Judgment Motion” means the Motion of Official Committee of Unsecured Creditors for Partial Summary Judgment (DocketNo. 24) filed by the Committee on July 1, 2010, seeking a ruling in favor of the Committee with respect to the Term Loan Avoidance Action.

“Confirmation Date” means March 29, 2011, the date that the Bankruptcy Court entered the Confirmation Order.

“Confirmation Order” means the order entered by the Bankruptcy Court on March 29, 2011 confirming the Plan.

“Consent Fee” means the $367 million cash payment funded by Old GM that purportedly settled certain litigation commenced by certain holders of the Nova Scotia Notes.

“Cross-Motions for Summary Judgment” means the Committee Summary Judgment Motion and the JPMorgan Summary Judgment Motion.

“Debtors” means MLC and its affiliated debtors and debtors-in-possession.

“Delaware Act” means the Delaware Statutory Trust Act, as amended.

“DIP Credit Agreement” means the Debtor-In-Possession Credit Agreement, dated as of July 10, 2009, by and among MLC, as borrower, the guarantors named therein, the U.S. Treasury, as lender, and the Governments of Canada and Ontario, through Export Development Canada, as lenders.

“DIP Lenders” means the U.S. Treasury and the Governments of Canada and Ontario, through Export Development Canada.

“Disputed General Unsecured Claims” means the general unsecured claims against the Debtors that are disputed at a given time and does not include any potential Term Loan Avoidance Action Claims.

“Disputed Nova Scotia Claims” means the Duplicative Claim and the Guarantee Claims.

“Dissolution Date” means December 15, 2011, the date that MLC filed a Certificate of Dissolution with the Secretary of State of Delaware and was dissolved.

“DTC” means the Depository Trust Company.

“Duplicative Claim” means the claim filed in the Chapter 11 Cases by the Nova Scotia Trustee.

“Effective Date” means March 31, 2011, the date that the Plan became effective.

“Excess GUC Trust Distributable Assets” means (i) New GM Securities (only if and to the extent such New GM Securities (a) are not required for the satisfaction of new Allowed General Unsecured Claims and (b) have not been set aside from distribution to fund potential liquidation and administrative costs or income tax liabilities of the GUC Trust) and (ii) Other Administrative Cash available, if any, for distribution to the holders of GUC Trust Units.

“First Objection” means the objection to the Disputed Nova Scotia Claims filed by the Committee on July 2, 2010.

“Guarantee Claims” means the approximately $1.07 billion in claims filed in the Chapter 11 Cases by or on behalf of holders of the Nova Scotia Notes in connection with the guarantee of such notes.

“GUC Trust” means the Motors Liquidation Company GUC Trust.

“GUC Trust Administrator” means Wilmington Trust Company, not in its individual capacity but solely in its capacity as trust administrator and trustee of the GUC Trust.

“GUC Trust Agreement” means the Amended and Restated Motors Liquidation Company GUC Trust Agreement, dated as of June 11, 2012, as subsequently amended.

“GUC Trust Monitor” means FTI Consulting, Inc., solely in its capacity as trust monitor of the GUC Trust.

“GUC Trust Reports” means the quarterly reports filed by the GUC Trust with the Bankruptcy Court pursuant to the terms of the GUC Trust Agreement.

“GUC Trust Units” means the units of beneficial interests in the GUC Trust distributed to holders of Allowed General Unsecured Claims in proportion to the amount of their claims subject to certain rounding rules set forth in the Plan and the GUC Trust Agreement. Each GUC Trust Unit represents the contingent right to receive a pro rata share of the Excess GUC Trust Distributable Assets.

“Indenture Trustee / Fiscal and Paying Agent Costs” means certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC.

“Initial Allowed General Unsecured Claims” means the approximately $29,771 million in Allowed General Unsecured Claims as of the Effective Date.

“JPMorgan Summary Judgment Motion” means the Motion for Summary Judgment of Defendant JPMorgan Chase Bank, N.A. (Docket No. 28) filed by JPMorgan Chase Bank, N.A., on July 1, 2010, seeking a ruling in favor of JPMorgan Chase Bank, N.A., with respect to the Term Loan Avoidance Action.

“Lock-Up Agreement” means the prior settlement agreement entered into by Old GM and certain holders of the Nova Scotia Notes.

“Minimum Threshold” means the threshold amount of Excess GUC Trust Distributable Assets that must be exceeded for the GUC Trust to make a distribution in respect of the GUC Trust Units, which amount is equal to: (i) with respect to New GM Common Stock, 1,000,000 shares of New GM Common Stock, (ii) with respect to the New GM Series A Warrants, warrants to acquire 909,091 shares of New GM Common Stock (subject to customary adjustment), (iii) with respect to the New GM Series B Warrants, warrants to acquire 909,091 shares of New GM Common Stock (subject to customary adjustment), and (iv) with respect to cash, $5 million.

“MLC” means Motors Liquidation Company, which dissolved on December 15, 2011.

“MSPA” means the Master Sale and Purchase Agreement dated as of July 10, 2009, by and among Old GM, certain of its debtor subsidiaries and NGMCO, Inc., as amended.

“New GM” means General Motors Company, formerly known as NGMCO, Inc.

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

“New GM Warrants” means the New GM Series A Warrants and the New GM Series B Warrants.

“No Action Letter” means the relief from certain registration and reporting requirements of the Securities Exchange Act of 1934, as amended, which was granted in the No Action letter from the Division of Corporation Finance of the SEC to the GUC Trust dated May 23, 2012.

“Nova Scotia Adversary Proceeding” means the adversary complaint filed on March 1, 2012 by the GUC Trust in connection with the Chapter 11 Cases.

“Nova Scotia Finance” means General Motors Nova Scotia Finance Company, a Nova Scotia unlimited liability company and a subsidiary of Old GM.

“Nova Scotia Matter” means the litigation relating to the Objection and the Nova Scotia Adversary Proceeding.

“Nova Scotia Notes” means certain notes issued in 2003 by Nova Scotia Finance and guaranteed by Old GM.

“Nova Scotia Trustee” means Green Hunt Wedlake, Inc. as trustee for Nova Scotia Finance.

“NYSE” means the New York Stock Exchange.

“Objection” means the First Objection and the Amended Objection.

“Old GM” means MLC, formerly known as General Motors Corporation.

“Other Administrative Cash” means the cash proceeds from the sale of any New GM Securities that have been set aside from distribution to fund the current or projected liquidation and other administrative costs or income tax liabilities of the GUC Trust.

“Plan” means the Debtors’ Second Amended Joint Chapter 11 Plan, filed with the Bankruptcy Court on March 18, 2011.

“QSF” means Qualified Settlement Fund.

“Reporting Costs” means fees, costs and expenses of the GUC Trust directly or indirectly relating to (i) reports to be prepared and filed by the GUC Trust pursuant to applicable rules, regulations and interpretations of the SEC, (ii) the transfer, registration for transfer and certification of GUC Trust Units, (iii) the application by the Committee to the Internal Revenue Service for a private letter ruling regarding the tax treatment of the GUC Trust and the holders of Allowed General Unsecured Claims in respect to the distribution of New GM Securities and (iv) certain legal proceedings relating to the Term Loan Avoidance Action.

“Reserved New GM Securities” means the New GM Securities withheld from distribution for the purposes of ensuring that there are sufficient New GM Securities to satisfy all Disputed General Unsecured Claims in the event that such claims were allowed in full.

“Residual Wind-Down Assets” means the funds remaining of the approximately $42.8 million in cash and prepaid expenses transferred by MLC to the GUC Trust on the Dissolution Date to satisfy the Residual Wind-Down Claims and Residual Wind-Down Costs (including the approximately $1.4 million designated for payment of certain defense costs related to the Term Loan Avoidance Action).

“Residual Wind-Down Claims” means all disputed administrative expenses, priority tax claims, priority non-tax claims, and secured claims against the Debtors that were remaining as of the Dissolution Date.

“Residual Wind-Down Costs” means certain costs, fees and expenses relating to satisfying and resolving the Residual Wind-Down Claims.

“Resolved Allowed Claims” means the Term Loan Avoidance Action Claims and the Resolved Disputed Claims.

“Resolved Disputed Claims” means previously Disputed General Unsecured Claims that are subsequently allowed.

“SEC” means the Securities and Exchange Commission.

“Section 2.3(a) Distribution” means the distribution of New GM Securities and GUC Trust Units by the GUC Trust on or about January 13, 2012 pursuant to Section 2.3(a) of the GUC Trust Agreement.

“Term Loan Avoidance Action” means the legal action styled as Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A., et al., Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009).

“Term Loan Avoidance Action Claims” means the Allowed General Unsecured Claims that arise in the amount of any recovery of proceeds if the Avoidance Action Trust Administrator is successful in its prosecution of the Term Loan Avoidance Action.

“Trust Professionals” means the professionals engaged by the GUC Trust Administrator to assist in the administration of the GUC Trust.

“U.S. Treasury” means the United States Department of the Treasury.

“Wind-Down Costs” means certain fees and expenses incurred by the GUC Trust, including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for other professionals retained by the GUC Trust, other than Reporting Costs.

Item 1A.	Risk Factors.

You should carefully consider each of the following risks and all other information contained in this Form 10-K. The occurrence of any of the following risks could materially and adversely affect the value of the GUC Trust Units. The risks described below are not the only ones that beneficiaries of the GUC Trust Units face. Additional risks and uncertainties not presently known or deemed immaterial may also materially and adversely affect the value of the GUC Trust Units. In addition, you should also consider the “Risk Factors” section and other information in New GM’s Annual Report on Form 10-K for the year ended December 31, 2012 and in New GM’s subsequently filed Quarterly Reports on Form 10-Q for risks and uncertainties associated with New GM’s business, operations and financial condition, which may affect the value of the New GM Securities and, in turn, the value of the GUC Trust Units.

Distributions with respect to the GUC Trust Units will be contingent on the extent to which Disputed General Unsecured Claims are disallowed, which in turn will depend on the claims resolution process, and the amount of Term Loan Avoidance Action Claims that arise, the results of which cannot be predicted in advance.

There is a limited number of New GM Securities held by the GUC Trust that may be distributed to the GUC Trust Unit beneficiaries, and the amount of New GM Securities that is ultimately distributed to each GUC Trust Unit beneficiary will depend on (i) the amount of Disputed General Unsecured Claims that are disallowed, which is determined pursuant to the resolution process for Disputed General Unsecured Claims that is detailed in the GUC Trust Agreement and (ii) the amount of Term Loan Avoidance Action Claims that arise. It is not possible to predict the number or amount of Disputed General Unsecured Claims that will ultimately be allowed, or the number or amount of Term Loan Avoidance Action Claims that will arise. Thus, the aggregate amount of New GM Securities that is ultimately available for distribution in respect of the GUC Trust Units is not presently determinable. For additional information about the Term Loan Avoidance Action, see “Legal Proceedings—Term Loan Avoidance Action” below.

Additional Shares of New GM Common Stock may be distributed in respect of the GUC Trust Units if the Allowed General Unsecured Claims exceed $35 billion, but the issuance of such Additional Shares provides only partial dilution protection.

In the event that the aggregate total Allowed General Unsecured Claims exceeds $35 billion, New GM will be required to issue Additional Shares. The number of Additional Shares to be issued will be equal to the number of such shares, rounded up to the next whole share, calculated by multiplying (i) 30 million shares (adjusted to take into account any stock dividend, stock split, combination of shares, recapitalization, merger, consolidation, reorganization or similar transaction with respect to such New GM Common Stock from and after the closing of the 363 Transaction and before issuance of the Additional Shares) and (ii) a fraction, (a) the numerator of which is the amount by which Allowed General Unsecured Claims exceed $35 billion (such excess amount being capped at $7 billion) and (b) the denominator of which is $7 billion.

However, the obligation to issue Additional Shares provides only partial protection for each GUC Trust Unit beneficiary against the recovery dilution caused by the allowance of general unsecured claims (including Term Loan Avoidance Action Claims) in excess of $35 billion. New GM is obligated to distribute to the GUC Trust only the New GM Common Stock associated with claims allowed in excess of $35 billion – there is no obligation to distribute the corresponding New GM Warrants. As such, the issuance of Additional Shares will only provide partial dilution protection for GUC Trust Unit beneficiaries against the allowance of claims in excess of $35 billion. Moreover, the obligation of New GM to issue Additional Shares ceases if the aggregate total Allowed General Unsecured Claims exceeds $42 billion.

The remaining liquidation period of the GUC Trust is uncertain, because the GUC Trust is required by the GUC Trust Agreement to continue its existence until the date on which all distributable assets of the GUC Trust have been distributed and the liquidation and wind-down of MLC and its debtor subsidiaries has been completed. If the remaining liquidation period exceeds current estimates, Wind-Down and Reporting and Transfer Costs are likely to exceed amounts accrued at March 31, 2013.

The remaining liquidation period of the GUC Trust is uncertain. The GUC Trust has an initial term of three years through March 31, 2014. However, the GUC Trust is required by the GUC Trust Agreement to continue its existence until the date on which all distributable assets of the GUC Trust have been distributed and the liquidation and wind-down of MLC and its debtor subsidiaries has been completed. The term of the GUC Trust may be extended upon application to and approval of the Bankruptcy Court as necessary to complete the claims resolution process and the wind-down of MLC. The GUC Trust will remain under the jurisdiction of the Bankruptcy Court throughout the term of its existence. It is currently anticipated that the GUC Trust will be required to seek approval to extend its term, because, although it is uncertain at this time, it is anticipated that the distribution of assets and wind-down will not be completed prior to March 31, 2014. As of March 31, 2013, for purposes of recording reserves for Expected Costs of Liquidation, the GUC Trust has estimated on a probability-weighted basis that the remaining liquidation period will extend through December 2016. If the GUC Trust is required to seek an extension of the term and such request is approved by the Bankruptcy Court, and if the remaining liquidation period extends beyond December 2016, additional Wind-Down Costs and Reporting and Transfer Costs are likely to be incurred in continuing the operations of the GUC Trust beyond those accrued at March 31, 2013.

The GUC Trust may be required to sell New GM Securities to fund Wind-Down Costs of the GUC Trust if the Administrative Fund is insufficient, or to fund Reporting Costs if the Reporting and Transfer Cash is insufficient, or in the event that the GUC Trust is projected to fund current or potential Taxes on Distribution, which would reduce the amount of New GM Securities available for distribution to GUC Trust Unit beneficiaries.

In the event that the Administrative Fund is insufficient to satisfy the Wind-Down Costs of the GUC Trust, or that the Reporting and Transfer Cash is insufficient to satisfy the Reporting Costs of the GUC Trust, or that the GUC Trust is projected to fund current or potential Taxes on Distribution, then under the GUC Trust Agreement, the GUC Trust Administrator is authorized, with the approval of the GUC Trust Monitor, to reserve, and, with the approval of the Bankruptcy Court (other than with respect to sales of New GM Securities for the purposes of funding Taxes on Distribution, pursuant to which only GUC Trust Monitor approval is required) to sell New GM Securities to cover any shortfall. The cash raised by any such sales will be added to the Other Administrative Cash, which is used for the payment of the GUC Trust’s administrative and reporting expenses or for payment of Taxes on Distribution. If any such sales occur, a lesser amount of New GM Securities will be available for distribution to the GUC Trust Unit beneficiaries.

In March 2012, and again in December 2012, the Bankruptcy Court approved the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs which were in excess of the Reporting and Transfer Cash. Through March 31, 2013, sales of New GM Securities to fund estimated and projected Reporting Costs, along with estimated and projected Wind-Down Costs, through calendar year 2013 aggregated approximately $50.2 million (which amount comprised part of the GUC Trust’s Other GUC Trust Administrative Cash). As of March 31, 2013, New GM Securities with an aggregate fair market value of $41.0 million have been reserved, or set aside, for projected GUC Trust fees, costs and expenses to be incurred beyond 2013. Accordingly, such New GM Securities are not available for distribution to the beneficiaries of the GUC Trust Units. After the GUC Trust has concluded its affairs, any funds remaining that were obtained from New GM Securities sold to fund Wind-Down Costs or Reporting Costs will be distributed to the beneficiaries of the GUC Trust Units.

The GUC Trust may be required to sell New GM Securities to fund Residual Wind-Down Claims and Residual Wind-Down Costs if the Residual Wind-Down Assets are insufficient, which would reduce the amount of New GM Securities available for distribution to GUC Trust Unit beneficiaries.

In the event that the Residual Wind-Down Assets are insufficient to satisfy the Residual Wind-Down Claims and/or the Residual Wind-Down Costs (and there is no remaining Other Administrative Cash designated to satisfy such claims or expenses), then under the GUC Trust Agreement, the GUC Trust Administrator is authorized, with the approval of the GUC Trust Monitor, to reserve, and, with the approval of the Bankruptcy Court, to sell New GM Securities to cover any shortfall. The cash raised by any such sales will be added to the Other Administrative Cash, which is used in part for the payment of the Residual Wind-Down Claims and Residual

Wind-Down Costs. If any such sales occur, a lesser amount of New GM Securities will be available for distribution to the GUC Trust Unit beneficiaries. After the GUC Trust has concluded its affairs, any funds remaining that were obtained from New GM Securities sold to fund the resolution of Residual Wind-Down Claims or the distribution of Residual Wind-Down Assets will be distributed to the beneficiaries of the GUC Trust Units.

The GUC Trust Units constitute contingent rights to receive the Excess GUC Trust Distributable Assets, including New GM Securities, the value of which will depend on the business, assets, operations and prospects of New GM, regarding which the GUC Trust, the GUC Trust Administrator and the GUC Trust Monitor have no independent knowledge or control.

By holding beneficial interests in GUC Trust Units, each GUC Trust Unit beneficiary has a contingent right to receive Excess GUC Trust Distributable Assets, which may include New GM Securities. The value of the New GM Securities depends on the business, assets, operations and prospects of New GM, and the GUC Trust, the GUC Trust Administrator and the GUC Trust Monitor have no independent knowledge or control over such matters. Fluctuations in the stock market, adverse developments regarding New GM’s business, assets, operations or prospects and general economic and market conditions may adversely affect the value of the New GM Securities, and the value of the distributions that you receive as a beneficiary of the GUC Trust may thus decline. You should consider the “Risk Factors” section and other information in New GM’s Annual Report on Form 10-K for the year ended December 31, 2012 and in New GM’s subsequently filed Quarterly Reports on Form 10-Q.

There can be no assurance that an active trading market for the GUC Trust Units exists or will continue to exist, and the GUC Trust, the GUC Trust Administrator and the GUC Trust Monitor will take no actions to facilitate or promote such a trading market.

There can be no assurance that an active trading market for the GUC Trust Units exists or will continue to exist. Because the GUC Trust Units are not listed on any securities exchange, the liquidity of the GUC Trust Units is limited, and the value of the GUC Trust Units could be negatively impacted. Pursuant to the No Action Letter, the GUC Trust, the GUC Trust Administrator and the GUC Trust Monitor will not take any actions to facilitate or promote a trading market in the GUC Trust Units or any instrument or interest tied to the value of the GUC Trust Units.

The GUC Trust Unit beneficiaries have no management, control or voting rights beyond their limited ability to remove and replace the GUC Trust Administrator and the GUC Trust Monitor for good cause.

Beneficiaries of the GUC Trust Units have no title or right to, or possession, management, or control of, the GUC Trust or the GUC Trust assets, including with respect to the resolution of Disputed General Unsecured Claims, the outcome of which could adversely impact the value of the GUC Trust Units. In addition, under the GUC Trust Agreement, beneficiaries of the GUC Trust Units do not have the right to appoint or remove the GUC Trust Administrator or the GUC Trust Monitor, except with respect to the removal of the GUC Trust Administrator or GUC Trust Monitor for good cause.

In addition to providing services to the GUC Trust, certain agents of the GUC Trust also provide services to other trusts that have been established to administer claims against the Debtors, the beneficiaries of which may have differing interests from the beneficiaries of the GUC Trust.

In addition to providing services to the GUC Trust, certain agents of the GUC Trust also provide services to other trusts that have been established to administer claims against the Debtors, the beneficiaries of which may have differing interests from the beneficiaries of the GUC Trust. For example, as approved by the Bankruptcy Court at the time it confirmed the Plan, in addition to serving as the GUC Trust Administrator, Wilmington Trust Company also serves as the Avoidance Action Trust Administrator. Similarly, in addition to serving as the GUC Trust Monitor, FTI Consulting, Inc. also serves as monitor for the Avoidance Action Trust.

The GUC Trust also relies significantly upon certain advisory services provided by AlixPartners, LLP and Weil, Gotshal & Manges LLP, which provide similar advisory services to the Motors Liquidation Company DIP Lenders Trust and the Motors Liquidation Company Wind-Down Trust, two other trusts established to administer recoveries from certain assets formerly owned by MLC for the benefit of the DIP Lenders. AP Services, LLC, an affiliate of AlixPartners, LLP, also serves as the trustee and trust administrator for each of such other trusts.

While the GUC Trust believes that the foregoing arrangements do not currently present any material conflict of interest, circumstances could arise where potential conflicts of interest could exist. In such circumstances, the GUC Trust will make reasonable efforts to cause its agents to mitigate such conflicts of interest, including by disclosure of the conflict of interest to relevant parties.

Resolution of the Term Loan Avoidance Action could result in additional Term Loan Avoidance Action Claims, the holders of which would be entitled to share in distributions of New GM Securities and GUC Trust Units from the GUC Trust.

Term Loan Avoidance Action Claims could potentially arise in the event that the Avoidance Action Trust Administrator is successful in prosecuting the Term Loan Avoidance Action and recovering the proceeds of such legal action. To the extent that the Avoidance Action Trust Administrator is successful in obtaining a judgment against the defendant(s) in the Term Loan Avoidance Action, Term Loan Avoidance Action Claims will arise in the amount of any transfers actually avoided and disgorged pursuant to the Term Loan Avoidance Action. Once such Term Loan Avoidance Action Claims arise, the holders of such claims will be entitled to receive a distribution of Reserved New GM Securities and GUC Trust Units from the GUC Trust. Such a distribution could reduce the amount of New GM Securities available for distribution to the current beneficiaries of GUC Trust Units and the pro rata share of New GM Securities distributed in the future to which the current beneficiaries of GUC Trust Units are entitled.

As discussed above, the proper beneficiaries of the proceeds of the Term Loan Avoidance Action, if any, is a matter that is currently in dispute. As such, while the successful prosecution of, and recovery under, the Term Loan Avoidance Action will result in the incurrence of additional Term Loan Avoidance Action Claims, it is not known whether holders of Allowed General Unsecured Claims will benefit from any cash recovered under the Term Loan Avoidance Action. Moreover, following the change of the form of the GUC Trust Units into book-entry form only, represented by one or more global certificates registered in the name of DTC, as depositary, or Cede & Co., its nominee, for so long as DTC is willing to act in that capacity, as described above, beneficial interests in the Avoidance Action Trust remained with holders of Allowed General Unsecured Claims, rather than beneficiaries of GUC Trust Units. As such, a holder of a GUC Trust Unit that does not hold a corresponding Allowed General Unsecured Claim will potentially have its recovery diluted through the incurrence of Term Loan Avoidance Action Claims by the GUC Trust, without receiving the benefit of any cash recovered pursuant to the Term Loan Avoidance Action.

The GUC Trust’s information systems may experience interruptions or breaches in security.

The GUC Trust relies heavily on communications and information and data storage systems to administer and direct the distribution of certain assets pursuant to the terms and conditions of the GUC Trust Agreement. Any failure, interruption or breach in security of these systems could result in disruptions to its accounting, claims processing and other systems, and could adversely affect the GUC Trust’s relationship with the holders of the Allowed General Unsecured Claims if it adversely affected the claims processing functions of the GUC Trust. While the GUC Trust has policies and procedures designed to prevent or limit the effect of these possible events, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it can be sufficiently remediated.

There have been increasing efforts on the part of third parties to breach data security at financial institutions, trusts, or with respect to financial or claims processing transactions. In addition, because the techniques used to cause such security breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, the GUC Trust may be unable to proactively address these techniques or to implement adequate preventative measures.

Third parties with which the GUC Trust does business may also be sources of cyber security or other technological risks. As disclosed elsewhere in this Annual Report on Form 10-K, the GUC Trust outsources many functions, including accounting, claims processing, data storage, and other related internal functions, to and with several third-parties. While the GUC Trust engages in certain actions to reduce the exposure resulting from outsourcing, such as performing onsite security control assessments, limiting third-party access to the least privileged level necessary to perform contracted functions, and ensuring that our third-party vendors comply with our security policies, ongoing threats may result in unauthorized access, loss or destruction of data or other cyber incidents with increased costs and consequences to the GUC Trust such as those discussed above.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Disclosure under this item is not required, pursuant to the No Action Letter.

Item 3.	Legal Proceedings.

Term Loan Avoidance Action.

On July 31, 2009, the Committee, on behalf of the Debtors, commenced the Term Loan Avoidance Action (Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al., Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009)). The Term Loan Avoidance Action seeks the return of approximately $1.5 billion that had been transferred to a consortium of prepetition lenders pursuant to the terms of the order approving the DIP Credit Agreement.

On July 1, 2010, the Committee filed a Motion of Official Committee of Unsecured Creditors for Partial Summary Judgment (Docket No. 24), or the Committee Summary Judgment Motion, seeking a ruling in favor of the Committee with respect to the Term Loan Avoidance Action. Also on July 1, 2010, JPMorgan Chase Bank, N.A. filed a Motion for Summary Judgment of Defendant JPMorgan Chase Bank, N.A. (Docket No. 28), or the JPMorgan Summary Judgment Motion (and, together with the Committee Summary Judgment Motion, the Cross-Motions for Summary Judgment), seeking a ruling in favor of JPMorgan Chase Bank, N.A., with respect to the Term Loan Avoidance Action. On the Dissolution Date, while the Cross-Motions for Summary Judgment were still pending, the right to prosecute the Term Loan Avoidance Action was transferred to the Avoidance Action Trust. To the extent that the Avoidance Action Trust Administrator is successful in obtaining and collecting a judgment against the defendant(s) therein, Term Loan Avoidance Action Claims will arise in the amount actually collected from the defendant(s), and in the name of such defendant(s).

The Avoidance Action Trust was established under the Plan and is independent of the GUC Trust. The proper beneficiaries of the proceeds of the Term Loan Avoidance Action, if any, is a matter that is currently in dispute, with both the DIP Lenders and the Committee, on behalf of the holders of Allowed General Unsecured Claims, claiming sole rights to such proceeds. On June 6, 2011, the Committee commenced an adversary proceeding seeking a declaratory judgment that (i) the DIP Lenders are not entitled to any proceeds of the Term Loan Avoidance Action and have no interests in the Avoidance Action Trust, and (ii) the holders of Allowed General Unsecured Claims have the exclusive right to receive any and all proceeds of the Term Loan Avoidance Action, and are the exclusive beneficiaries of the Avoidance Action Trust. On December 2, 2011, the Bankruptcy Court entered an order in favor of the Committee, denying the DIP Lenders’ motions to dismiss and for summary judgment. On December 16, 2011, the DIP Lenders appealed this and other related rulings and decisions of the Bankruptcy Court. On July 3, 2012, the district court for the Southern District of New York vacated the Bankruptcy Court’s judgment and remanded the case to the Bankruptcy Court, with instructions for the Bankruptcy Court judge to dismiss the Committee’s complaint without prejudice for want of subject matter jurisdiction.

On March 1, 2013, the Bankruptcy Court rendered a Decision on Cross-Motions for Summary Judgment (Docket No. 71) and entered an Order on Cross-Motions for Summary Judgment (Docket No. 72), or the Order, and Judgment (Docket No. 73) or the Judgment, denying the Committee Summary Judgment Motion and granting the JPMorgan Summary Judgment Motion. In connection therewith, on March 1, 2013, the Bankruptcy Court entered an Order, Pursuant to 28 U.S.C. § 158(d), and Fed.R.Bankr.P. 8001(f)(4), Certifying Judgment for Direct Appeal to Second Circuit (Docket No. 74) certifying the Judgment and the Order for direct appeal to the United States Court of Appeals for the Second Circuit. On March 7, 2013, the plaintiff in the Term Loan Avoidance Action filed a notice of appeal pursuant to Fed.R.Bankr.P. 8001. On April 5, 2013, the Avoidance Action Trust filed a petition for permission to appeal directly to the Second Circuit (the “Petition”). The Petition bears case number 13-1276. The Petition is still pending before the Second Circuit.

While the successful prosecution of, and recovery under, the Term Loan Avoidance Action would result in the incurrence of additional Term Loan Avoidance Action Claims, it is not known whether holders of Allowed General Unsecured Claims would benefit from any cash recovered under the Term Loan Avoidance Action. Moreover, beneficial interests in the Avoidance Action Trust (if any) remain with holders of Allowed General Unsecured Claims, rather than beneficiaries of GUC Trust Units. As such, a holder of a GUC Trust Unit that does not hold a corresponding Allowed General Unsecured Claim could potentially have its recovery diluted through the incurrence of Term Loan Avoidance Action Claims by the GUC Trust, without receiving the benefit of any cash recovered pursuant to the Term Loan Avoidance Action.

Unless and until Term Loan Avoidance Action Claims arise, the potential holders of such claims will not be entitled to receive a distribution from the GUC Trust. However, once such Term Loan Avoidance Action Claims arise (if at all), the holders of such claims will be entitled to receive a distribution of New GM Securities from the GUC Trust.

Nova Scotia Notes.

On July 2, 2010, the Committee filed an objection (Docket No. 6248) in MLC’s Chapter 11 Case, or the First Objection, to claims filed in the Chapter 11 Cases (i) by or on behalf of certain holders of notes, or the Nova Scotia Notes, issued in 2003 by General Motors Nova Scotia Finance Company, or Nova Scotia Finance, a Nova Scotia unlimited liability company and a subsidiary of Old GM, and guaranteed by Old GM, or the Guarantee Claims, which Guarantee Claims aggregate approximately $1.07 billion; and (ii) by Green Hunt Wedlake, Inc., in its capacity as bankruptcy trustee for Nova Scotia Finance, or the Nova Scotia Trustee, in the approximate amount of approximately $1.61 billion, or the Duplicative Claim.

At or about the time of Old GM’s bankruptcy filing, Old GM and certain holders of the Nova Scotia Notes, among other parties, entered into a settlement agreement, or the Lock-Up Agreement, that purported to settle litigation commenced by such noteholders in Canada, in exchange for an approximately $367 million cash payment funded by Old GM, or the Consent Fee, and allowed claims against Old GM’s bankruptcy estate for more than $2.68 billion. Prior to the Lock-Up Agreement, the aggregate face amount of all claims by holders of the Nova Scotia Notes was approximately $1.0 billion.

The First Objection sought, among other things, (i) disallowance of certain Guarantee Claims and the Duplicative Claim, or collectively, the Disputed Nova Scotia Claims, under section 502 of title 11 of the Bankruptcy Code on the grounds, among others, that (a) such claims are duplicative and (b) the Lock-Up Agreement and related transactions are avoidable as fraudulent transfers under section 548 of the Bankruptcy Code and under New York state law, or, in the alternative, voidable as unauthorized post-petition transfers under section 549 of the Bankruptcy Code; and/or (ii) equitable subordination of the Disputed Nova Scotia Claims under section 510(c) of the Bankruptcy Code.

On November 19, 2010, the Committee filed an amended objection (Docket No. 7859), or the Amended Objection and, together with the First Objection, the Objection, seeking, among other things, to disallow the Disputed Nova Scotia Claims under section 502(d) of the Bankruptcy Code or equitably subordinate the Disputed Nova Scotia Claims under section 510(c) of the Bankruptcy Code, or, in the alternative, reduce the Disputed Nova Scotia Claims to the principal amount of the Nova Scotia Notes less the Consent Fee, which fee the Committee sought to recharacterize as a principal prepayment.

On March 1, 2012, the GUC Trust, as successor in interest to the Committee for all purposes relevant to the Objection, filed an adversary complaint in connection with the Chapter 11 Cases (Adversary Case No. 12-09802), or the Nova Scotia Adversary Proceeding, in order to address procedural arguments of certain parties to the Objection that the defenses of equitable subordination and recharacterization asserted in the Objection may only be asserted in an adversary proceeding. The litigation relating to the Objection and the Nova Scotia Adversary Proceeding is referred to herein as the Nova Scotia Matter.

In August 2012, the trial relating to the Nova Scotia Matter commenced and the evidentiary record was closed on March 19, 2013. The principal defendants and holders of Disputed Nova Scotia Claims include the Nova Scotia Trustee, Morgan Stanley & Co. International PLC, funds managed by Fortress Credit Opportunities Advisors LLC, funds managed by Elliott Management Corporation and funds managed by Paulson & Co. Inc. On March 18, 2013, the Nova Scotia Trustee, New GM, and certain holders of the Nova Scotia Notes, each of which has an interest in the Nova Scotia Matter, jointly filed a statement with the Bankruptcy Court providing notice that such parties entered into mediation with respect to the Nova Scotia Matter, and that such mediation concluded without the parties thereto reaching a settlement.

The Nova Scotia Matter is still pending before the Bankruptcy Court. Resolution of the Nova Scotia Matter in favor of the GUC Trust will reduce the amount of claims against the Old GM bankruptcy estate and may result in increased value of the GUC Trust Units.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Disclosure under this item is not required, pursuant to the No Action Letter.

Item 6.	Selected Financial Data.

Disclosure under this item is not required, pursuant to the No Action Letter.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its fiscal year ended March 31, 2013. It is intended to be read in conjunction with the financial statements of the GUC Trust included in Item 8 below, which we refer to as the financial statements.

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

The New GM Common Stock and New GM Warrants are listed on the New York Stock Exchange. As of March 28, 2013, the last trading day before the end of the current fiscal year, the closing trading price of shares of New GM Common Stock was $27.82 (as compared to $25.65 as of March 30, 2012, the last trading day before the end of the previous fiscal year); the closing trading price of New GM Series A Warrants was $18.5599 (as compared to $16.63 as of March 30, 2012); and the closing trading price of New GM Series B Warrants was $11.79 (as compared to $11.20 as of March 30, 2012), in each case as reported by Bloomberg Finance L.P. The GUC Trust Units are not listed on any securities exchange.

The following table shows the intraday high and low trading prices of the New GM Common Stock for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended June 30, 2012	$27.03	$19.24
Ended September 30, 2012	$25.15	$18.72
Ended December 31, 2012	$28.90	$22.67
Ended March 31, 2013	$30.68	$26.19

The following table shows the intraday high and low trading prices of the New GM Series A Warrants for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended June 30, 2012	$18.03	$10.60
Ended September 30, 2012	$16.17	$8.70
Ended December 31, 2012	$19.62	$13.72
Ended March 31, 2013	$21.33	$17.00

The following table shows the intraday high and low trading prices of the New GM Series B Warrants for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended June 30, 2012	$12.13	$6.50
Ended September 30, 2012	$10.08	$6.1901
Ended December 31, 2012	$12.58	$8.18
Ended March 31, 2013	$14.10	$10.64

Critical Accounting Policies and Estimates

Liquidation Basis of Accounting

The GUC Trust was created for the purposes described in Note 1, “Purpose of Trust” to the financial statements and has a finite life. As a result, the GUC Trust has prepared its financial statements on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America. Under the liquidation basis of accounting as prescribed by the Financial Accounting Standards Board (FASB) Accounting Standards Codification, assets are stated at their estimated net realizable value, which is the non-discounted amount of cash into which an asset is expected to be converted during liquidation, while liabilities continue to be recognized at the amount required by other U.S. GAAP, and are not remeasured to reflect any anticipation that an entity will be legally released from an obligation. Additionally, under the liquidation basis of accounting, a reserve is established for estimated costs expected to be incurred during liquidation. Such costs are accrued when there is a reasonable basis for estimation. These estimates are periodically reviewed and adjusted as appropriate. As described below under the heading “—Reserves for Expected Costs of Liquidation,” it is reasonably possible that estimates for such expected costs of liquidation could change in the near term.

The valuation of assets at net realizable value, reserves for Residual Wind-Down Claims and reserves for expected liquidation costs represent estimates, based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change.

As described in Note 1 to the financial statements, the GUC Trust beneficiaries are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. As Disputed General Unsecured Claims are resolved and allowed and thereby become Allowed General Unsecured Claims, the holders thereof become entitled to receive liquidating distributions of New GM Securities and GUC Trust Units pro rata by the amount of such Claims and, upon such occurrence, the GUC Trust incurs an obligation to distribute such securities. Accordingly, liquidating distributions payable are recorded (at the fair value of such New GM Securities) as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2 to the financial statements, liquidating distributions payable would be recorded for the New GM Securities (at fair value) that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence. Prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims). Rather, the beneficial interests of GUC Trust beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the financial statements.

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

Reserves for Expected Costs of Liquidation

Under the liquidation basis of accounting, the GUC Trust is required to estimate and accrue the costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs, described as Wind-Down Costs and Reporting Costs in Note 2, “Plan of Liquidation” to the financial statements, consist principally of professional fees, costs of governance, and other administrative expenses. These amounts may vary significantly due to, among other things, the time and effort required to complete all distributions under the Plan. The GUC Trust has recorded reserves for expected costs of liquidation that represent estimated costs to be incurred over the remaining liquidation period of the GUC Trust for which there is a reasonable basis for estimation. The amount of liquidation costs that will ultimately be incurred depends both on the period of time and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of March 31, 2013, such remaining liquidation period has been estimated on a probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis in the circumstances. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period could change in the near term.

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

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The GUC Trust’s Federal income tax return for the year ended March 31, 2012 is no longer subject to examination. As of March 31, 2013, there are no known items which would result in a significant accrual for uncertain tax positions.

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

New Accounting Standard

In April 2013, the FASB issued Accounting Standards Update No. 2013-07, Liquidation Basis of Accounting, which amended the FASB Accounting Standards Codification and provides guidance as to when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The provisions are effective for annual periods beginning after December 15, 2013 and interim periods therein. Early adoption is permitted. The GUC Trust does not expect the adoption of these provisions will have a material impact on its financial statements.

Statement of Changes in Net Assets in Liquidation

During the year ended March 31, 2013, net assets in liquidation increased by approximately $21.0 million, from approximately $1,369.2 million to approximately $1,390.2 million, principally as a result of an increase in the fair value of holdings of New GM Securities since March 31, 2012. As noted above in “—Recent Trading Prices of New GM Securities,” the closing trading price of New GM Common Stock, as well as the New GM Series A and New GM Series B Warrants, increased between the last trading day of the year ended March 31, 2012 and the last trading day of the year ended March 31, 2013.

The changes in net assets in liquidation for the year ended March 31, 2013 also reflected the impact of approximately $29.4 million of liquidating distributions of New GM Securities during the year, as well as approximately $17.5 million of further increases to reserves for expected costs of liquidation during the year ended March 31, 2013. As described below in more detail in “—Liquidation and Administrative Costs,” such increases in the reserves for expected costs of liquidation resulted from the GUC Trust’s identification of further expected liquidation and administrative costs for which there was a reasonable basis of estimation, partially offset during the year ended March 31, 2013 by reductions in expected liquidation and administrative costs resulting from the execution of the letter agreement with the DIP lenders dated July 24, 2012, which provided relief from certain restrictions on utilization of Wind-Down Assets. For additional information about such letter agreement, see above under “—Functions and Responsibilities of the GUC Trust—Funding of the GUC Trust’s Liquidation and Administrative Costs.”

In addition, the changes in net assets in liquidation for the year ended March 31, 2013 reflect the impact of an income tax provision of $56.3 million recorded during the year. The income tax provision resulted from the increase during the year in the deferred tax liability. The increase in the deferred tax liability is primarily due to an increase in the fair value in excess of the tax basis of New GM Securities held by the GUC Trust resulting from the increase in the fair value of New GM Securities during the year, along with an increase in the statutory tax rate applied. See “—Functions and Responsibilities of the GUC Trust—Income Tax Liabilities for Certain Capital Gains” above and Note 9, “Income Tax Provision,” to the financial statements.

The changes in net assets in liquidation for the year ended March 31, 2013 also reflect approximately $145,000 of interest and dividend income earned on cash and short term investments held by the GUC Trust to pay certain future expenses.

Liquidation and Administrative Costs

As discussed above under “—Critical Accounting Policies and Estimates,” under the liquidation basis of accounting, the GUC Trust was required upon its establishment to record reserves in respect of its expected costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs consist principally of professional fees, governance costs and other liquidation and administrative costs.

Under generally accepted accounting principles, these reserves may be established only to the extent there is a reasonable basis for their estimation. From time to time, as additional costs are identified and for which there is reasonable basis for estimation, the GUC Trust records an increase to its Reserves for Expected Costs of Liquidation and charges such increase as an Addition to Reserves for Expected Costs of Liquidation in the Statement of Changes in Net Assets in Liquidation. As costs are actually incurred by the GUC Trust, such costs reduce the previously recorded Reserves for Expected Costs of Liquidation by the amount of such incurred costs, with no further effect on the Statement of Changes in Net Assets in Liquidation.

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

As of March 31, 2013, the GUC Trust had approximately $61.5 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $76.1 million in reserves as of March 31, 2012. The following table summarizes in greater detail the changes in such reserves during the year ended March 31, 2013:

(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee / Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Reserves as of March 31, 2012	$56,815	$13,320	$647	$1,280	$4,049	$76,111
Additions to Reserves	5,195	12,293	—	—	—	17,488
Less Costs Incurred:
Trust Professionals	(19,712)	(2,985)	—	(382)	(2,408)	(25,487)
Trust Governance	(4,191)	(1,866)	(148)	—	—	(6,205)
Other	(64)	(320)	—	—	(10)	(394)

Reserves as of March 31, 2013	$38,043	$20,442	$499	$898	$1,631	$61,513

Approximately $17.5 million in additional reserves were accrued during the year ended March 31, 2013 in order to reflect increases in expected Reporting Costs of $12.3 million and expected Wind-Down Costs of approximately $5.2 million. The increase in expected Reporting Costs is associated with (i) increases in the estimated length of the remaining liquidation period and (ii) increased visibility into expected Reporting Costs. The increase in expected Wind-Down Costs is associated with (i) increases in the estimated length of the liquidation period, (ii) revised estimates of the expected costs of the Nova Scotia Matter, (iii) additional Trust Professionals services required as a result of the adverse determination from the Internal Revenue Service with respect to the requested issuance of a private letter ruling, and (iv) increased visibility into the ongoing costs necessary to conduct the wind-down activities of the GUC Trust, offset in large part by reductions in expected Wind-Down Costs resulting from the execution of the letter agreement with the DIP Lenders dated July 24, 2012, which provided relief from certain restrictions on utilization of Wind-Down Assets. In comparison, approximately $53.0 million in additional reserves were accrued during the year ended March 31, 2012 in order to reflect increases in expected Wind-Down Costs of approximately $32.4 million and expected Reporting Costs of approximately $20.6 million. The increase in expected Wind-Down Costs resulted primarily from increased visibility both into the extent of the activities and into the associated costs required to conduct the wind-down activities of the GUC Trust. The increase in expected Reporting Costs resulted primarily from increased visibility into such costs.

Total reserves were reduced by the amount of liquidation and administrative costs incurred during the year ended March 31, 2013. Trust professional costs incurred during the year ended March 31, 2013 were approximately $25.5 million, as compared to $35.9 million for the year ended March 31, 2012. The decrease of $10.4 million from year to year was due primarily to decreases in Wind-Down, Reporting and Residual Wind-Down Costs. Trust Governance Costs incurred during the year ended March 31, 2013, were approximately $6.2 million, as compared to $3.6 million for the year ended March 31, 2012. The increase of $2.6 million from year to year was due to increased fees for the GUC Trust Administrator and GUC Trust Monitor for certain services relating to the issuance of transferable GUC Trust Units that were not incurred prior to calendar year 2012, offset by a decrease in Indenture Trustee/Fiscal Paying Agent Costs. The decrease in Indenture Trustee/Fiscal Paying Agent Costs from year to year resulted from the termination of the relevant indenture trusts and fiscal paying agency arrangements as set forth in the Plan, as a result of the settlement of the Allowed General Unsecured Claims of holders of various bond and other debt securities issued by General Motors Company, as predecessor to MLC, and the related distributions of New GM Securities. Other administrative costs during each of the years ended March 31, 2013 and 2012 were approximately $0.4 million. Such costs represented miscellaneous fees and costs of the GUC Trust. For additional information regarding the components of each category of costs, see “—Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs,” “—Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “—Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC Trust on the Dissolution Date.”

The foregoing reserves represent future costs of the GUC Trust for which there was a reasonable basis for estimation as of March 31, 2013 and, therefore, are recorded under the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). It is reasonably possible, however, that additional costs will be incurred, for which there was not a reasonable basis for estimation as of March 31, 2013. In particular, as of March 31, 2013, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through December 2016. This end date of the remaining liquidation period has been estimated on a probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis in the circumstances. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued.

The amount of liquidation costs that will ultimately be incurred depends both on the length of the remaining liquidation period and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. It is reasonably possible that the GUC Trust’s estimates regarding the remaining liquidation period and the expected costs of liquidation will change in the near term.

If the funds available for each of the foregoing categories of costs are not sufficient to satisfy any of the costs in that category, the GUC Trust will be required to sell a portion of its holdings of New GM Securities in order to meet its additional obligations for those costs. Any such sales of New GM Securities will result in a lesser amount of New GM Securities available for distribution to holders of GUC Trust Units. As described in further detail below, certain New GM Securities have already been set aside from distribution for the purposes of meeting such additional obligations. However, the amounts set aside from distribution are neither reflected in nor a part of the financial statements included elsewhere in this Form 10-K because the process of setting aside New GM Securities is not related to the process of recording, as a matter of financial reporting in the Statement of Net Assets in Liquidation, reserves for expected costs of liquidation or current and deferred income tax liabilities. See “—Critical Accounting Policies and Estimates—Income Taxes” and “—Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” above and “—Net Assets in Liquidation—New GM Securities Set Aside from Distribution” below.

For additional information regarding the reserves described above, see Note 2, “Plan of Liquidation”, and Note 8, “Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims,” to the financial statements.

Net Assets in Liquidation

Disputed Claims

During the year ended March 31, 2013, the GUC Trust Administrator resolved Disputed General Unsecured Claims with an aggregate maximum asserted dollar amount of approximately $1,600.4 million, approximately $190.4 million of which were allowed and approximately $1,410.0 million of which were disallowed.

The following table provides additional detail regarding claims resolution status for the year ended March 31, 2013:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claims Amount (2)
As of March 31, 2012	$30,036,882	$5,205,267	$1,500,000	$6,705,267	$36,742,149
New Allowed General Unsecured Claims, net	190,362	—	—	—	190,362
Disputed General Unsecured Claims Resolved or Disallowed	—	(1,600,396)	—	(1,600,396)	(1,600,396)

As of March 31, 2013	$30,227,244	$3,604,871	$1,500,000	$5,104,871	$35,332,115

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

During the year ended March 31, 2013, holders of Disputed General Unsecured Claims that were allowed during that year became entitled to a distribution of 828,717 shares of New GM Common Stock, 753,383 New GM Series A Warrants and 753,383 New GM Series B Warrants, in the aggregate. The distributions in respect of new Allowed General Unsecured Claims, to claim holders for which informational requirements had been met, were made on a quarterly basis through May 10, 2013. See “—Distributable Assets” below.

Of the Disputed General Unsecured Claims aggregating $3.60 billion in the table above, approximately $2.68 billion relates to litigation currently being pursued by the GUC Trust, which we refer to as the Nova Scotia Matter, to disallow, equitably subordinate or reduce the following claims in the Debtors’ Chapter 11 cases: (i) claims aggregating approximately $1.07 billion (which we refer to collectively as the Guarantee Claims) filed by or on behalf of certain holders of notes (which we refer to as the Nova Scotia Notes) issued in 2003 by General Motors Nova Scotia Finance Company (which we refer to as Nova Scotia Finance), a Nova Scotia unlimited liability company and former subsidiary of MLC, and guaranteed by MLC, and (ii) the claim of approximately $1.61 billion (which we refer to, collectively with the Guarantee Claims, as the Disputed Nova Scotia Claims) filed by the bankruptcy trustee for Nova Scotia Finance. In addition, the GUC Trust has determined that, as of March 31, 2013, approximately $407 million relates to claims filed directly by former beneficial owners of notes previously issued or guaranteed by the Debtors, for which proofs of claim have otherwise been filed indirectly on behalf of such beneficial owners as members of a broader class. The GUC Trust expects to petition the Bankruptcy Court for the disallowance of such claims, upon final resolution of the claims of the classes to which such beneficial owners otherwise belong.

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

The trial in the Nova Scotia Matter commenced before the Bankruptcy Court on August 7, 2012, and it has not yet concluded. Resolution of the Nova Scotia Matter in favor of the GUC Trust would result in a portion or all of the Disputed Nova Scotia Claims being disallowed. For additional information, see “Item 3. Legal Proceedings” of Part I to this Form 10-K above.

Distributable Assets

The table below summarizes the activity in the New GM Securities that comprise the GUC Trust’s distributable assets, including the amounts of New GM Securities distributed through or distributable as of March 31, 2013, as well as the numbers of New GM Securities available for distribution to holders of GUC Trust Units as of March 31, 2013:

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants
Distributable Assets as of Effective Date (March 31, 2011)	150,000,000	136,363,635	136,363,635
Prior Distributions (1)	(120,113,453)	(109,194,244)	(109,194,244)
Prior Sales to Fund GUC Trust Costs and Avoidance Action Trust Funding Obligation	(1,171,650)	(1,065,134)	(1,065,134)

Holdings of New GM Securities as of March 31, 2013 (2)	28,714,897	26,104,257	26,104,257
Less: Distributions Payable at March 31, 2013 (1), (3)	(288,600)	(262,306)	(262,306)
Less: Amounts Set Aside from Distribution to Fund Projected GUC Trust Costs	(740,788)	(673,415)	(673,415)
Less: Amounts Set Aside from Distribution to Fund Potential GUC Trust Tax Liabilities	(7,351,443)	(6,683,130)	(6,683,130)

Distributable Assets as of March 31, 2013 (4)	20,334,066	18,485,406	18,485,406

(1)	The numbers of New GM Securities shown as distributed or distributable include sales for (a) cash distributions to governmental entities to the extent such governmental entities have requested such sales and demonstrated to the satisfaction of the GUC Trust Administrator that such governmental entities are precluded by applicable law from receiving distributions of New GM Securities and (b) fractional amounts of New GM Securities, in lieu of which the GUC Trust is required pursuant to the GUC Trust Agreement to distribute cash, subject to certain minimum thresholds.
(2)	Holdings of New GM Securities reflect the numbers of New GM Securities used to determine Holdings of New GM Securities in the Statement of Net Assets in Liquidation. See Note 6, “Holdings of New GM Securities” to the financial statements.
(3)	Distributions Payable are in respect of new Allowed General Unsecured Claims (including both (a) Allowed General Unsecured Claims that were newly allowed during the quarter ended March 31, 2013 and (b) Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled).
(4)	Distributable Assets reflects the numbers of New GM Securities shown as “GUC Trust Distributable Assets” on the report included as Exhibit 99.1 to the Form 8-K filed by the GUC Trust with the SEC on April 23, 2013. Such New GM Securities have been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims as of March 31, 2013. To the extent such claims are resolved in favor of the GUC Trust, those amounts of New GM Securities set aside may become available for distribution to holders of GUC Trust Units in future periods.

As described above under the heading “—Disputed Claims,” as of March 31, 2013, there were approximately $30,227.2 million in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed, or was obligated to distribute as of March 31, 2013, in the aggregate, 120,402,053 shares of New GM Common Stock, 109,456,550 New GM Series A Warrants and 109,456,550 New GM Series B Warrants. These amounts reflect 115,029 shares of New GM Common Stock, 104,570 New GM Series A Warrants and 104,570 New GM Series B Warrants, which were set aside for distribution in respect of Allowed General Unsecured Claims that were newly allowed during the quarter ended March 31, 2013. As previously disclosed in Exhibit A to Exhibit 99.1 to the Form 8-K filed by the GUC Trust with the SEC on April 23, 2013, as of March 31, 2013, there were no New GM Securities that were currently distributable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets.

During the year ended March 31, 2013, 294,133 shares of New GM Company Stock, 267,392 New GM Series A Warrants and 267,392 New GM Series B Warrants were liquidated for sales proceeds of approximately $18.0 million to fund liquidation and administrative costs of the GUC Trust.

New GM Securities Set Aside from Distribution

In addition to distributions and liquidations of New GM Securities, which are reflected as reductions to the GUC Trust net assets in its financial statements, the GUC Trust also, from time to time, sets aside New GM Securities for potential future liquidation to fund projected liquidation and administrative costs, as well as potential income tax liabilities. The New GM Securities that are set aside from distribution by the GUC Trust are not deducted from the net assets in liquidation of the GUC Trust in its financial statements unless and until such New GM Securities are liquidated. The New GM Securities set aside from distribution are segregated by the GUC Trust for such specific purposes and are not available for distribution to holders of GUC Trust Units or other claimants unless and to the extent that the GUC Trust later determines that the New GM Securities are no longer needed to fund those specific purposes. This process is not related to, and is separate from, the process of recording current and deferred income tax liabilities and reserves for expected costs of liquidation in the Statement of Net Assets in Liquidation, as a matter of financial reporting. See “—Critical Accounting Policies—Income Taxes,” and “—Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” above.

The GUC Trust Administrator reevaluates, on a quarterly basis, the amount of New GM Securities needed to be set aside from distribution for purposes of funding projected liquidation and administrative costs. Such reevaluation includes a calculation that converts estimates of projected liquidation and administrative costs into the number of New GM Securities to be set aside from distribution, using the lowest closing price for the New GM Securities since December 15, 2011 (the date the New GM Securities were transferred to the GUC Trust from MLC). During the quarter ended March 31, 2013, the number of New GM Securities set aside from distribution to fund projected liquidation and administrative costs of the GUC Trust in such calculation was reduced by 1,010,369 shares of New GM Common Stock, 918,546 New GM Series A Warrants and 918,546 New GM Series B Warrants as a result of limitations on the number of New GM Securities that were available to be set aside after the set aside for potential taxes on distribution as described below. Accordingly, as of March 31, 2013, the GUC Trust had set aside from distribution, in the aggregate, 740,788 shares of New GM Common Stock, 673,415 New GM Series A Warrants, and 673,415 New GM Series B Warrants, with an aggregate fair value of $41.0 million, in order to partially fund projected liquidation and administrative costs of the GUC Trust. To the extent that New GM Securities associated with currently Disputed General Unsecured Claims become available for distribution in future periods, such New GM Securities may need to be further set aside by the GUC Trust Administrator in order to fund additional currently projected liquidation and administrative costs, in accordance with the GUC Trust Agreement and with the approval of the GUC Trust Monitor, pursuant to the same procedures described above. See “—Liquidation and Administrative Costs” above.

In addition to reevaluating the amount of New GM Securities to be set aside from distribution to fund projected liquidation and administrative costs, the GUC Trust Administrator also reevaluates, on a quarterly basis, the amount of New GM Securities needed to be set aside from distribution to fund potential income tax liabilities on realized gains and future gains from the disposition of New GM Securities. This determination is made on a basis different than that used to calculate deferred tax liabilities for financial statement purposes. The “set aside” calculation methodology uses the highest closing price for the New GM Securities since December 15, 2011 (the date the New GM Securities were transferred to the GUC Trust from MLC) in estimating the potential taxes on future gains from the disposition of New GM Securities. By contrast, in calculating deferred tax liabilities for purposes of financial reporting, the GUC Trust uses the closing price as of the last trading date of the fiscal quarter. The “set aside” calculation then converts estimates of potential income tax liabilities into the number of New GM Securities to be set aside from distribution, using the lowest closing price for the New GM Securities since December 15, 2011 (the date the New GM Securities were transferred to the GUC Trust from MLC). In addition, as of March 31, 2013, the “set aside” calculation applied the enacted income tax rate of 39.6% scheduled to go into effect for the GUC Trust’s fiscal year beginning on April 1, 2013 in estimating potential taxes on future gains from the disposition of New GM Securities.

As a result of the foregoing quarterly reevaluation, for the quarter ended March 31, 2013, of the number of New GM Securities needed to be set aside to fund potential income tax liabilities, the GUC Trust Administrator determined that it was necessary to reserve

2,275,880 additional shares of New GM Common Stock, 2,068,982 additional New GM Series A Warrants and 2,068,982 additional New GM Series B Warrants, primarily as a result of an increase in potential taxes on future gains from the disposition of New GM Securities resulting from increases in the fair value of New GM Securities during the quarter. Including such additional New GM Securities, as of March 31, 2013, the GUC Trust had set aside from distribution in the aggregate 7,351,443 shares of New GM Common Stock, 6,683,130 New GM Series A Warrants and 6,683,130 New GM Series B Warrants, with an aggregate fair value of approximately $407.3 million, in order to fund potential income tax liabilities. For additional information, see “Funding for Potential Tax Liabilities” in Note 2, “Plan of Liquidation”, to the financial statements.

The “set aside” calculation for potential income tax liabilities as of March 31, 2013 is set forth below:

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Total	Calculation Reference
Holdings of New GM Securities as of March 31, 2013	28,714,897	26,104,257	26,104,257
Tax basis of New GM Securities	$19.87	$11.38	$7.88
Highest closing price since December 15, 2011 (1)	$30.60	$21.20	$14.09

Estimated potential taxable gain per New GM Security	$10.73	$9.82	$6.21

Aggregate estimated potential taxable gain (in thousands)	$308,111	$256,344	$162,107	$726,562

Net operating losses through March 31, 2013 (in thousands)				(45,990)
Additional expected tax deductible costs of liquidation (in thousands)				(54,788)

Estimated potential taxable income (in thousands)				$625,784
Tax rate				39.6%

Estimated potential tax liabilities (in thousands)				$247,810	A

Lowest closing price since December 15, 2011 (2)	$18.80	$10.16	$6.24		B
Ratio to set aside (3)	100%	91%	91%
Value per New GM Security, based on ratio to set aside	$18.80	$9.24	$5.67		C
Percentage allocable to each class of New GM Security	56%	27%	17%	100%	D = C/ (sum of C)
Amount to be set aside, as allocated to each class of New GM Security (in thousands)	$138,203	$67,925	$41,682	$247,810	E = D*A
Number of New GM Securities to be set aside	7,351,443	6,683,130	6,683,130		F = E/B
Closing price at March 31, 2013	$27.82	$18.5599	$11.79

Fair value of New GM Securities to be set aside at March 31, 2013 (in thousands)	$204,517	$124,038	$78,794	$407,349

(1)	The highest closing prices for the New GM Common Stock, the New GM Series A Warrants and the New GM Series B Warrants occurred on January 15, 2013.
(2)	The lowest closing prices for the New GM Common Stock, the New GM Series A Warrants and the New GM Series B Warrants occurred on July 25, 2012.
(3)	The “ratio to set aside” is calculated by dividing the number of New GM Securities of each class authorized for distribution under the Plan (i.e., 150,000,000 shares of New GM Common Stock and 136,363,635 of each series of New GM Warrants) by the number of shares of New GM Common Stock authorized for distribution under the Plan.

After deducting amounts set aside from distribution to fund additional projected liquidation and administrative costs and potential income tax liabilities of the GUC Trust and amounts set aside for distributions payable in respect of new Allowed General Unsecured Claims, as of March 31, 2013, the distributable assets of the GUC Trust included 20,334,066 shares of New GM Common Stock, 18,485,406 New GM Series A Warrants and 18,485,406 New GM Series B Warrants, with an aggregate fair value of approximately $1,126.7 million. Such New GM Securities had been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. To the extent such claims are resolved in favor of the GUC Trust, those amounts of New GM Securities set aside may become available for distribution to holders of GUC Trust Units in future periods.

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

GUC Trust Units

The table below details the changes in the numbers of GUC Trust Units outstanding or issuable during the year ended March 31, 2013:

GUC Trust Units
Outstanding or Issuable as of March 31, 2012 (1)	30,036,945
Issued during Year Ended March 31, 2013	274,604
Less: Issuable as of March 31, 2012 (1)	(113,114)
Add: Issuable as of March 31, 2013 (1)	28,879

Outstanding or Issuable as of March 31, 2013	30,227,314

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of (a) Allowed General Unsecured Claims that were newly allowed during the preceding fiscal year and (b) Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled.

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

During the year ended March 31, 2013, the GUC Trust’s holdings of cash and cash equivalents decreased approximately $37.4 million from approximately $38.4 million to approximately $1.0 million. The decrease was due primarily to cash used to fund liquidation and administrative costs of $39.3 million, cash transferred to the Avoidance Action Trust of $13.7 million to satisfy a funding obligation to the Avoidance Action Trust, cash used for payment of Residual Wind-Down Claims of $1.4 million, net cash re-invested in marketable securities of $1.7 million, offset in part by sales of New GM Securities to fund Expected Costs of Liquidation of $18.0 million.

During year ended March 31, 2013, the funds invested by the GUC Trust in marketable securities decreased approximately $9.8 million, from approximately $86.6 million to approximately $76.8 million. The decrease was due primarily to reduced re-investments of cash in marketable securities in order to fund cash needs during the period. The GUC Trust earned approximately $145,000 in interest and dividend income on such investments during the year.

In addition to funds held for payment of costs of liquidation and administration, the GUC Trust also holds New GM Securities, a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to sell with the approval of the

Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs and income tax liabilities as they become due. As of March 31, 2013, the aggregate fair value of the New GM Securities held by the GUC Trust, excluding securities set aside for liquidating distributions payable as of that date, was approximately $1,575.1 million. As of March 31, 2013, the GUC Trust Administrator had further set aside from distribution New GM Securities with an aggregate fair market value of approximately $41.0 million to fund projected liquidation and administrative costs, and New GM Securities with an aggregate fair market value of approximately $407.3 million to fund potential income taxes. See “—Net Assets in Liquidation—Distributable Assets” above.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Disclosure under this item is not required, pursuant to the No Action Letter.

Item 8.	Financial Statements and Supplementary Data.

Motors Liquidation Company GUC Trust

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Trust Administrator, Trust Monitor,

and Trust Beneficiaries

Motors Liquidation Company GUC Trust

We have audited the accompanying statements of net assets in liquidation of the Motors Liquidation Company GUC Trust as of March 31, 2013 and 2012 and the related statements of changes in net assets in liquidation and cash flows for the years then ended. These financial statements are the responsibility of the Trust Administrator of the Motors Liquidation Company GUC Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Motors Liquidation Company GUC Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Motors Liquidation Company GUC Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of the Motors Liquidation Company GUC Trust as of March 31, 2013 and 2012 and the related statements of changes in net assets in liquidation and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

Auburn Hills, Michigan

May 21, 2013

Motors Liquidation Company GUC Trust

STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

March 31, 2013 and 2012

(Dollars in thousands)

	March 31, 2013	March 31, 2012
ASSETS
Cash and Cash Equivalents	$1,010	$38,396
Marketable Securities	76,796	86,571
Holdings of New GM Securities (Note 6)	1,591,110	1,530,262
Other Assets & Deposits	1,815	2,662

TOTAL ASSETS	1,670,731	1,657,891
LIABILITIES
Accounts Payable & Other Liabilities	6,782	26,276
Liquidating Distributions Payable (Note 5)	16,555	31,720
Deferred Tax Liability (Note 9)	164,845	108,583
Avoidance Action Trust Funding Obligation	—	13,715
Reserves for Residual Wind Down Claims (Note 8)	30,855	32,247
Reserves for Expected Costs of Liquidation (Note 8)	61,513	76,111

TOTAL LIABILITIES	280,550	288,652

NET ASSETS IN LIQUIDATION (Note 4)	$1,390,181	$1,369,239

See Accompanying Notes to Financial Statements.

Motors Liquidation Company GUC Trust

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

YEARS ENDED March 31, 2013 and 2012

(Dollars in thousands)

	Year Ended March 31, 2013	Year Ended March 31, 2012
Net Assets in Liquidation, beginning of year	$1,369,239	$—
Increase (decrease) in net assets in liquidation:
Transfer of interest in New GM Securities due from Motors Liquidation Company	—	9,900,699
Additions (net) to reserves for Expected Costs of Liquidation	(17,488)	(52,993)
Incurrence of funding obligation to Avoidance Action Trust	—	(13,715)
Liquidating distributions (Note 5)	(29,389)	(7,883,466)
Net change in fair value of holdings of New GM Securities	123,936	(472,801)
Interest and dividend income	145	98
Income tax provision	(56,262)	(108,583)

Net increase in net assets in liquidation	20,942	1,369,239

Net Assets in Liquidation, end of year	$1,390,181	$1,369,239

See Accompanying Notes to Financial Statements.

Motors Liquidation Company GUC Trust

STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)

YEARS ENDED March 31, 2013 and 2012

(Dollars in thousands)

	Year Ended March 31, 2013	Year Ended March 31, 2012
Cash flows from (used in) operating activities
Cash receipts from interest and dividends	$151	$98
Cash paid for professional fees, governance costs and other administrative costs	(39,263)	(21,385)
Cash paid for Residual Wind-Down Claims	(1,387)	(1,560)
Cash paid for distributions in lieu of shares and warrants	(668)	—

Net cash flows used in operating activities	(41,167)	(22,847)
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(187,427)	(340,828)
Cash from maturities and sales of marketable securities	185,721	265,725

Net cash flows used in investing activities	(1,706)	(75,103)
Cash flows from (used in) financing activities
Cash transfer from Motors Liquidation Company to fund Expected Costs of Liquidation	—	62,306
Cash transfer from Motors Liquidation Company to fund Residual Wind-Down Claims	—	33,807
Cash from sale of New GM Securities for Avoidance Action Trust	—	13,715
Cash from sale of New GM Securities to fund Expected Costs of Liquidation	17,969	26,518
Cash from sale of New GM Securities for distribution in lieu of shares and warrants	1,233	—
Cash transferred to the Avoidance Action Trust	(13,715)	—

Net cash flows from financing activities	5,487	136,346

Net (decrease) increase in cash and cash equivalents	(37,386)	38,396
Cash and cash equivalents, beginning of year	38,396	—

Cash and cash equivalents, end of year	$1,010	$38,396

The GUC Trust has not presented a reconciliation from net income to cash flow from operations. As an entity in liquidation, the GUC Trust does not have continuing operations that result in the measurement of net income as that term is used by generally accepted accounting principles to measure results of operations.

See Accompanying Notes to Financial Statements.

Motors Liquidation Company GUC Trust

Notes to Financial Statements

March 31, 2013

1.	Purpose of Trust

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

The GUC Trust is administered by Wilmington Trust Company, solely in its capacity as the trust administrator and trustee (the “GUC Trust Administrator”). Among other rights and duties, subject to the terms, conditions and limitations set forth in the GUC Trust Agreement, the GUC Trust Administrator has the power and authority to hold, manage, sell, invest and distribute the assets comprising the GUC Trust corpus, consult with and retain professionals for the administration of the GUC Trust, prosecute and resolve objections to Disputed General Unsecured Claims, take all necessary actions to administer the wind-down of the affairs of the Debtors upon their dissolution, and upon such dissolution, resolve and satisfy, to the extent allowed, the Residual Wind-Down Claims (as defined below). The activities of the GUC Trust Administrator are overseen by FTI Consulting, Inc., solely in its capacity as monitor (the “GUC Trust Monitor”).

Motors Liquidation Company GUC Trust

Notes to Financial Statements

March 31, 2013

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

Pursuant to the GUC Trust Agreement, holders of Disputed General Unsecured Claims become entitled to receive a distribution of New GM Securities from the GUC Trust if, and to the extent that, such Disputed General Unsecured Claims become Allowed General Unsecured Claims. Under the GUC Trust Agreement, the GUC Trust Administrator has the authority to file objections to such Disputed General Unsecured Claims and the Bankruptcy Court has extended the time by which the GUC Trust may object to Disputed General Unsecured Claims and Administrative Expenses as defined in the Plan to September 21, 2013 (which date may be further extended by application to the Bankruptcy Court). Such claims may be prosecuted through alternative dispute resolution proceedings, including mediation and arbitration (“ADR Proceedings”), if appropriate. The GUC Trust Administrator and its professionals are currently prosecuting multiple objections to Disputed General Unsecured Claims.

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

Motors Liquidation Company GUC Trust

Notes to Financial Statements

March 31, 2013

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

Funding for GUC Trust Costs of Liquidation

The GUC Trust has incurred and will continue to incur certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (as the “GUC Trust Administrative Fund”) for the purpose of paying certain fees and expenses incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for professionals retained by the GUC Trust) (“Wind-Down Costs”). Cash or investments from the GUC Trust Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. The GUC Trust Agreement provides that, if the GUC Trust Administrator determines that the GUC Trust Administrative Fund is not sufficient to satisfy the current or projected costs and expenses of the GUC Trust, the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to set-aside, or “reserve,” New GM Securities from distribution for this purpose. The GUC Trust Administrator may then liquidate such reserved New GM Securities to fund the Wind-Down Costs, in most cases, with the required approval of the Bankruptcy Court. New GM Securities that are reserved and/or sold in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and the cash proceeds of any such sale will be classified as “Other GUC Trust Administrative Cash” under the GUC Trust Agreement. Separate from this process of reserving, or setting aside, New GM Securities to satisfy projected costs and expenses of the GUC Trust, as a matter of financial reporting, the GUC Trust records a reserve in its Statement of Net Assets in Liquidation (the source of funding of which is not addressed thereon) for all expected costs of liquidation for which there is a reasonable basis for estimation. For this reason, among others, there is not a direct relationship between the amount of such reserve reflected in the Statement of Net Assets in Liquidation and the value of any New GM Securities that are set aside for current or projected costs. Adjustments to the Reserve for Expected Costs of Liquidation as reported in the Statement of Net Assets are recorded only when there is a reasonable basis for estimation of the expected incurrence of additional costs.

The Bankruptcy Court previously approved, soon after the Effective Date, and again in March 2012 (the “March 2012 Order”), the sale of New GM Securities for certain specified costs, fees and expenses, which are referred to as Reporting Costs, including those directly or indirectly relating to (i) reports to be prepared and filed by the GUC Trust pursuant to applicable rules, regulations and interpretations of the Securities and Exchange Commission, (ii) the transfer, registration for transfer and certification of GUC Trust Units, and (iii) the application to the Internal Revenue Service for a private letter ruling regarding the tax treatment of the GUC Trust and the holders of Allowed General Unsecured Claims in respect to the distribution of New GM Securities. The March 2012 Order additionally authorized the sale of New GM Securities for the purpose of funding accrued and projected Wind-Down Costs, as well as certain fees, costs and expenses of the Avoidance Action Trust (as described below under the heading “-Funding for Avoidance Action Trust”). Through March 31, 2012, sales of New GM Securities to fund estimated and projected Reporting Costs, along with estimated and projected Wind-Down Costs, for calendar years 2011 and 2012 aggregated approximately $32.2 million (which amount comprised part of the GUC Trust’s Other GUC Trust Administrative Cash).

Motors Liquidation Company GUC Trust

Notes to Financial Statements

March 31, 2013

The Bankruptcy Court again approved in December 2012 (the “December 2012 Order”), the sale of New GM Securities in an amount sufficient to generate approximately $17.9 million to fund estimated and projected GUC Trust fees, costs and expenses for 2013. The liquidation of such New GM Securities occurred in January 2013 for sales proceeds of approximately $18.0 million (which amount comprised part of the GUC Trust’s Other GUC Trust Administrative Cash). To the extent that any of the Other GUC Trust Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining Other GUC Trust Administrative Cash will be distributed by the GUC Trust to holders of Allowed General Unsecured Claims or holders of the GUC Trust Units, as the case may be.

Through March 31, 2013, 902,228 shares of New GM Common Stock, 820,205 New GM Series A Warrants and 820,205 New GM Series B Warrants have been sold to fund estimated and projected Wind-Down and Reporting Costs through 2013.

As of March 31, 2013, New GM Securities with an aggregate fair market value of $41.0 million have been reserved, or set aside, for projected GUC Trust fees, costs and expenses to be incurred beyond December 31, 2013. Accordingly, such New GM Securities are not available for distribution to the beneficiaries of the GUC Trust Units.

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

During the year ended March 31, 2013, the GUC Trust Administrator reviewed the current and potential Taxes on Distribution. As a result of such review, the GUC Trust Administrator determined that it was necessary to reserve, or set aside, New GM Securities with an aggregate fair market value of $407.3 million for potential Taxes on Distribution based on the GUC Trust’s method for calculating potential gains on distributions or sales of New GM Securities (reduced by current period and carryforward net operating losses and future deductible expenses at March 31, 2013), as well as the GUC Trust’s method for converting the potential tax liability to the number of securities to be reserved. Accordingly, such New GM Securities are not currently available for distribution to the beneficiaries of GUC Trust Units. The GUC Trust Administrator intends to continue to reevaluate the reserve, or set aside, of New GM Securities on a quarterly basis.

The New GM Securities transferred from MLC to the GUC Trust still held at March 31, 2013 have a tax basis of approximately $1,073 million ($19.87 per share of New GM Common Stock, $11.38 per warrant for the New GM Series A Warrants and $7.88 per warrant for the New GM Series B Warrants) . Such tax basis will be used to determine the taxable gain or loss on the disposition of New GM Securities since their transfer. As described in Note 9, for financial reporting purposes, the GUC Trust recorded a deferred tax liability for the fair value of New GM Securities in excess of their tax basis at March 31, 2013 and 2012.

Funding for Avoidance Action Trust

Based on an analysis of the Avoidance Action Trust and its potential funding sources, the GUC Trust Administrator, in conjunction with the Avoidance Action Trust Administrator determined that it would be in the best interest of the holders of Allowed General Unsecured Claims to fund certain fees, costs and expenses of the Avoidance Action Trust, subject to approval of the Bankruptcy Court. In March 2012, the Bankruptcy Court approved the sale of New GM Securities aggregating approximately $13.7 million and the transfer of the sales proceeds to the Avoidance Action Trust for such funding. The sale occurred in March 2012 comprising 269,422 shares of New GM Common Stock, 244,929 New GM Series A Warrants and 244,929 New GM Series B Warrants. The sales proceeds were held by the GUC Trust at March 31, 2012 pending receipt of written confirmation from the Internal Revenue Service that the transfer of such sale proceeds would not affect its prior rulings regarding the tax characterization of (i) the 2009 section 363 sale by MLC and MLC’s subsequent liquidation and (ii) the GUC Trust as a “disputed ownership fund” within the meaning of Treasury Regulation section 1.468B-9. Such sale proceeds were transferred to the Avoidance Action Trust in May 2012 following receipt of such written confirmation.

Motors Liquidation Company GUC Trust

Notes to Financial Statements

March 31, 2013

MLC Wind-Down

Upon the dissolution of the Debtors, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining disputed administrative expenses, priority tax claims, priority non-tax claims and secured claims (the “Residual Wind-Down Claims”). On December 15, 2011, under the Plan, the Debtors transferred to the GUC Trust an amount of cash necessary (the “Residual Wind-Down Assets”) to satisfy the ultimate allowed amount of such Residual Wind-Down Claims (including certain litigation defense costs related to the Term Loan Avoidance Action (the “Avoidance Action Defense Costs”)), as estimated by the Debtors, and the costs, fees and expenses relating to satisfying and resolving the Residual Wind-Down Claims (the “Residual Wind-Down Costs”).

Should the Residual Wind-Down Costs and the Residual Wind-Down Claims be less than the Residual Wind-Down Assets aggregating approximately $42.8 million (including certain prepaid expenses assigned to the GUC Trust and approximately $1.4 million designated for payment of the Avoidance Action Defense Costs) transferred to the GUC Trust on December 15, 2011, any excess funds will be returned to the DIP Lenders. If at any time the GUC Trust Administrator determines that the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims (including the actual amount of Avoidance Action Defense Costs) and Residual Wind-Down Costs, such costs will be satisfied by Other GUC Trust Administrative Cash. If there is no remaining Other GUC Trust Administrative Cash, the GUC Trust Administrator is authorized to, with GUC Trust Monitor approval, reserve and, with Bankruptcy Court approval, sell New GM Securities to cover the shortfall. To the extent that New GM Securities are reserved and sold to obtain funding to complete the wind-down of the Debtors, such securities will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Costs could reduce the assets of the GUC Trust available for distribution. After the GUC Trust has concluded its affairs, any funds remaining that were obtained from the New GM Securities sold to fund the wind-down process or the resolution and satisfaction of the Residual Wind-Down Claims will be distributed to the holders of the GUC Trust Units. If the actual amount of Avoidance Action Defense Costs exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date, a new Residual Wind-Down Claim will arise in the amount of such shortfall.

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC for the purposes of funding (1) certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC, or the Indenture Trustee / Fiscal and Paying Agent Costs, and (2) Reporting Costs. The funds received were credited to the reserve for expected costs of liquidation. Any unused portion of the funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs of $1.4 million must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust.

In addition, on December 15, 2011, MLC transferred the remaining New GM Securities to the GUC Trust that were previously reported as Securities Due From Motors Liquidation Company and have since been reported as Holdings of New GM Securities.

3.	Basis of Presentation and Significant Accounting Policies

Liquidation Basis of Accounting

The GUC Trust exists solely for the purposes described above in Note 1 and has a finite life. Accordingly, the GUC Trust has prepared the accompanying financial statements on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Under the liquidation basis of accounting as prescribed by the Financial Accounting Standards Board (FASB) Accounting Standards Codification, assets are stated at their estimated net realizable value, which is the non-discounted amount of cash into which an asset is expected to be converted during the liquidation period, while liabilities continue to be recognized at the amount required by other U.S. GAAP, and are not remeasured to reflect any anticipation that an entity will be legally released from an obligation. Additionally, under the liquidation basis of accounting, a reserve is established for estimated costs expected to be incurred during the liquidation period. Such costs are accrued when there is a reasonable basis for estimation. These estimates are periodically reviewed and adjusted as appropriate. The valuation of assets at net realizable value, reserves for residual wind-down claims and reserves for expected liquidation costs represent estimates, based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change.

Motors Liquidation Company GUC Trust

Notes to Financial Statements

March 31, 2013

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

Fiscal Year

The GUC Trust’s fiscal year begins on April 1 and ends on the following March 31. As the GUC Trust was created on March 30, 2011 and the Effective Date of the Plan was March 31, 2011, for financial reporting purposes, the GUC Trust is assumed to have been established as of April 1, 2011 and received its initial funding on or about April 1, 2011, which is the beginning of the year ended March 31, 2012 presented in the accompanying financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of amounts held in bank accounts or money market funds.

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

Holdings of New GM Securities

Holdings of New GM Securities represent the GUC Trust’s interest in New GM Securities held for future distribution in respect of Allowed General Unsecured Claims and the GUC Trust Units, and include amounts set aside from distribution to fund estimated and projected Wind-Down and Reporting Costs and potential Taxes on Distribution as described in Note 2. The securities held consist of shares of New GM Common Stock and New GM Warrants as further described in Note 1 and Note 6. The GUC Trust has valued its holdings in the securities at their fair value based on quoted market prices as of the last trading day of the fiscal year.

Prior to December 15, 2011, MLC held the New GM Securities for the benefit of the GUC Trust and the GUC Trust reported its interest in these securities as Securities due from MLC in its previous financial statements. Quoted market prices for New GM Warrants held by MLC for the benefit of the GUC Trust were not available until on or about April 20, 2011. Accordingly, the fair value of New GM Warrants held by MLC for the benefit of the GUC Trust on April 1, 2011 was estimated using a Black-Scholes pricing model. Quoted market prices for New GM Common Stock held by MLC for the benefit of the GUC Trust were available as of April 1, 2011 and, accordingly were used in valuing such Common Stock.

Other Assets & Deposits

Other assets and deposits consist principally of prepaid insurance, prepaid expenses and retainers for professionals.

Motors Liquidation Company GUC Trust

Notes to Financial Statements

March 31, 2013

Accounts Payable & Other Liabilities

Accounts payable and other liabilities represent amounts due to professionals, service providers, and vendors for services rendered or goods received through the end of the period.

Income Taxes

The GUC Trust is considered to be a “Disputed Ownership Fund” pursuant to Treasury Regulation Section 1.468B-9. Because all of the assets that have been transferred to the GUC Trust are passive investments, the GUC Trust is taxed as a Qualified Settlement Fund (or QSF) pursuant to Treasury Regulation Section 1.468B-9(c)(1)(ii). The QSF tax status of the GUC Trust has been approved by the Internal Revenue Service in a private letter ruling issued on March 2, 2011. In general, a QSF is considered to be a C Corporation but pays Federal income tax using trust income tax rates on its modified gross income. Modified gross income includes gross income pursuant to Internal Revenue Code Section 61 less administrative expenses, certain losses from the sale, exchange or worthlessness of property, and net operating losses. In general, a Disputed Ownership Fund taxed as a QSF does not recognize gross income on assets transferred to it; therefore, the GUC Trust has not recognized gross income on the transfer of assets from MLC.

The GUC Trust is currently expected to generate gross income in the form of interest and dividend income and recognize gains and/or losses upon its disposition of shares of New GM Common Stock and New GM Warrants which it now holds, which will be reduced by administrative expenses and any accumulated net operating losses, to compute modified gross income. The tax basis of New GM Securities held at March 31, 2013 and 2012 used to calculate gain or loss on the disposition of the New GM Common Stock and New GM Warrants is approximately $1,073 and $1,123 million, respectively. As the GUC Trust is taxable for Federal income tax purposes, a current income tax liability or asset, if any, is recognized for estimated taxes payable or receivable for the year. Deferred tax liabilities and assets are recognized for the estimated future tax effects of temporary differences between financial reporting and tax accounting. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary.

The GUC Trust is not subject to state income taxes under current law. Accordingly, no current or deferred state income tax liabilities and assets are recorded.

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The GUC Trust’s Federal income tax return for the year ended March 31, 2012 is no longer subject to examination. As of March 31, 2013, there are no known items which would result in a significant accrual for uncertain tax positions.

Funding Obligation to the Avoidance Action Trust

Based on an analysis of the Avoidance Action Trust and its potential funding sources, the GUC Trust Administrator, in conjunction with the Avoidance Action Trust Administrator, determined that it would be in the best interest of the holders of Allowed General Unsecured Claims to fund certain fees, costs and expenses of the Avoidance Action Trust, subject to approval of the Bankruptcy Court. As described in Note 2, in March 2012, the Bankruptcy Court approved the sale of New GM Securities aggregating approximately $13.7 million and the transfer of the sales proceeds to the Avoidance Action Trust for such funding. Accordingly, a funding obligation to the Avoidance Action Trust has been established in the accompanying Statement of Net Assets at March 31, 2012 for the amount that was expected to be and was transferred from the GUC Trust to the Avoidance Action Trust on May 14, 2012.

Reserves for Residual Wind-Down Claims and Residual Wind-Down Costs

Upon the dissolution of MLC, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining Residual Wind-Down Claims. On the date of dissolution of the Debtors, the Debtors transferred to the GUC Trust cash in an amount necessary to satisfy the ultimate allowed amount of such Residual Wind-Down Claims and Residual Wind-Down Costs, as estimated by the Debtors. Should the Residual Wind-Down Claims and the Residual Wind-Down Costs be less than the cash amount transferred by the Debtors, any excess funds will be returned to the DIP Lenders.

Reserves for Expected Costs of Liquidation

Under the liquidation basis of accounting, the GUC Trust is required to estimate and accrue the costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs, described as Wind-Down Costs and Reporting Costs in Note 2, consist principally of professional fees, costs of governance, and other administrative expenses. These amounts may vary significantly due to, among other things, the time and effort required to complete all distributions under the Plan. The GUC Trust has recorded reserves for expected costs of liquidation that represent estimated costs to be incurred over the remaining liquidation period of the GUC Trust for which there is a reasonable basis for estimation. The amount of liquidation costs that will ultimately be incurred depends both on the period of time and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement.

Motors Liquidation Company GUC Trust

Notes to Financial Statements

March 31, 2013

Significant uncertainty remains both as to that time period and as to the extent of those activities. As of March 31, 2013, such remaining liquidation period has been estimated on a probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis in the circumstances. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period could change in the near term.

As the GUC Trust incurs such costs, the reserves are released to offset the costs incurred and a liability to the service provider is recognized as an accounts payable or accrued expense until paid.

The process of recording reserves as a matter of financial reporting is separate and distinct from the process by which New GM Securities are set aside from distribution for the purposes of funding estimated and projected Wind-Down and Reporting Costs and potential Taxes on Distribution as described in Note 2.

Use of Estimates

The preparation of financial statements on a liquidation basis in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements and related footnotes. Significant estimates include the anticipated amounts and timing of future cash flows for expected liquidation costs, Residual Wind-Down Claims, fair value of marketable securities and the fair value of New GM Warrants held by MLC for the benefit of the GUC Trust on April 1, 2011. Actual results could differ from those estimates.

New Accounting Standard

In April 2013, the FASB issued Accounting Standards Update No. 2013-07, Liquidation Basis of Accounting, which amended the FASB Accounting Standards Codification and provides guidance as to when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The provisions are effective for annual periods beginning after December 15, 2013 and interim periods therein. Early adoption is permitted. The GUC Trust does not expect the adoption of these provisions will have a material impact on its financial statements.

4.	Net Assets in Liquidation

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units (“Trust Beneficiaries”). Certain assets of the GUC Trust are reserved for funding the expected costs of liquidation and potential tax liabilities and are not available to the Trust Beneficiaries. Other assets of the GUC Trust, primarily Holdings of New GM Securities, as described in Notes 1 and 6, are available to be distributed to the Trust Beneficiaries (“GUC Trust Distributable Assets”) in accordance with the Plan. The amounts of net assets in liquidation presented in the accompanying Statements of Net Assets in Liquidation (liquidation basis) at March 31, 2013 and 2012 correspond to the amounts of GUC Trust Distributable Assets as of March 31, 2013 and 2012.

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

Motors Liquidation Company GUC Trust

Notes to Financial Statements

March 31, 2013

The following presents the changes during the years ended March 31, 2013 and 2012 in the numbers of GUC Trust Units outstanding or for which the GUC Trust was obligated to issue:

	Year Ended March 31, 2013	Year Ended March 31, 2012
Outstanding or issuable at beginning of year	30,036,945	—
Issued during the year	274,604	29,923,831
Less: Issuable at beginning of year	(113,114)	—
Add: Issuable at end of year	28,879	113,114

Outstanding or issuable at end of year	30,227,314	30,036,945

Allowed and Disputed Claims

The total cumulative pro rata liquidating distributions ultimately received by Trust Beneficiaries is dependent upon the current amount of Allowed General Unsecured Claims and final resolution of outstanding disputed general unsecured claims, which reflect liquidated disputed claims and a Bankruptcy Court ordered reserve for unliquidated disputed claims (“Disputed General Unsecured Claims”) and potential Term Loan Avoidance Action Claims (as described in Note 2). Disputed General Unsecured Claims at March 31, 2013 and 2012 reflect claim amounts at their originally filed amounts and a court ordered distribution reserve for certain claims filed without a claim amount. The Disputed General Unsecured Claims may settle at amounts that differ significantly from these amounts and at amounts that differ significantly from the historical pattern at which claims have been settled and allowed in proportion to claims resolved and disallowed. As described in Note 3, prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims. Liquidating distributions payable are recorded (at the fair value of New GM Securities to be distributed) as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2, liquidating distributions payable would be recorded for the New GM Securities (at fair value) that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence.

The following table presents a summary of the Allowed and Disputed General Unsecured Claims and Term Loan Avoidance Action Claims for the years ended March 31, 2013 and 2012:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claim Amount (2)
Total, April 1, 2011	$29,770,812	$8,153,860	$1,500,000	$9,653,860	$39,424,672
New Allowed General Unsecured Claims	266,070	—	—	—	266,070
Disputed General Unsecured Claims resolved or disallowed	—	(2,948,593)	—	(2,948,593)	(2,948,593)

Total, March 31, 2012	30,036,882	5,205,267	1,500,000	6,705,267	36,742,149
New Allowed General Unsecured Claims	190,362	—	—	—	190,362
Disputed General Unsecured Claims resolved or disallowed	—	(1,600,396)	—	(1,600,396)	(1,600,396)

Total, March 31, 2013	$30,227,244	$3,604,871	$1,500,000	$5,104,871	$35,332,115

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

Motors Liquidation Company GUC Trust

Notes to Financial Statements

March 31, 2013

Of the Disputed General Unsecured Claims aggregating $3.60 billion as of March 31, 2013 in the table above, approximately $2.68 billion relates to litigation currently being pursued by the GUC Trust (the “Nova Scotia Matter”) to disallow, equitably subordinate or reduce the following claims in the Debtors’ Chapter 11 cases: (i) claims aggregating approximately $1.07 billion filed by or on behalf of certain holders of notes (the “Nova Scotia Notes”) issued in 2003 by General Motors Nova Scotia Finance Company, a Nova Scotia unlimited liability company and then a subsidiary of MLC (“Nova Scotia Finance”), and guaranteed by MLC (collectively, the “Guarantee Claims”), and (ii) the claim of approximately $1.61 billion filed by the bankruptcy trustee for Nova Scotia Finance (collectively with the Guarantee Claims, the “Disputed Nova Scotia Claims”). In addition, the GUC Trust has determined that, as of March 31, 2013, approximately $407 million relates to claims filed directly by former beneficial owners of notes previously issued or guaranteed by the Debtors, for which proofs of claim have otherwise been filed indirectly on behalf of such beneficial owners as members of a broader class. The GUC Trust expects to petition the Bankruptcy Court for the disallowance of such claims, upon final resolution of the claims of the classes to which such beneficial owners otherwise belong.

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

5.	Liquidating Distributions

Liquidating distributions in the years ended March 31, 2013 and 2012 consisted of the following:

(in thousands)	2013	2012
Distributions during the year	$44,554	$7,851,746
Less: Liquidating distributions payable at beginning of year	(31,720)	—
Add: Liquidating distributions payable at end of year	16,555	31,720

Total	$29,389	$7,883,466

The distributions during the year ended March 31, 2013 consisted of distributions to (1) holders of Resolved Disputed Claims and (2) holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements. The distributions during the year ended March 31, 2012 included those distributions and two distributions in respect of all outstanding GUC Trust Units.

The GUC Trust was obligated at March 31, 2013 and 2012 to distribute 288,600 and 622,637 shares, respectively, of New GM Stock, 262,306 and 565,896, respectively, of New GM Series A Warrants, and 262,306 and 565,896, respectively, of New GM Series B Warrants in the aggregate to the following: (1) holders of Resolved Disputed Claims, (2) certain holders of Allowed General Unsecured Claims who had not then satisfied certain informational requirements necessary to receive these securities, and (3) holders of GUC Trust Units (at March 31, 2012). In addition, as of March 31, 2013, cash of $0.6 million was then distributable in lieu of shares and warrants. Such cash distributions payable are to governmental entities which are precluded by applicable law from receiving distributions of New GM Securities and for distributions in lieu of fractional shares and warrants.

Motors Liquidation Company GUC Trust

Notes to Financial Statements

March 31, 2013

6.	Holdings of New GM Securities

At March 31, 2013 and 2012, the Holdings of New GM Securities, at fair value, consisted of the following:

	2013		2012
	Number	Fair Value (in thousands)	Number	Fair Value (in thousands)
New GM Common Stock	28,714,897	$798,849	30,034,667	$770,389
New GM Series A Warrants	26,104,257	484,492	27,304,086	454,067
New GM Series B Warrants	26,104,257	307,769	27,304,086	305,806

Total		$1,591,110		$1,530,262

As described in Note 5, as of March 31, 2013 and 2012, the GUC Trust had accrued liquidating distributions payable of $16.6 million and $31.7 million, respectively, in respect of New GM Securities and cash of $0.6 million at March 31, 2013 then distributable. As a result, the numbers of New GM Securities reflected above include shares and warrants for which liquidating distributions were then pending. As of March 31, 2013 and 2012, these securities for which distributions were then pending aggregated 288,600 and 622,637 shares of New GM Common Stock, respectively, 262,306 and 565,896 Series A Warrants, respectively, and 262,306 and 565,896 Series B Warrants, respectively.

As of March 31, 2013, the number of common stock shares and warrants in the table above also includes New GM Securities aggregating $41.0 million reserved, or set aside, for projected GUC Trust fees, costs and expenses to be incurred beyond 2013 and $407.3 million of New GM Securities reserved, or set aside, for potential Taxes on Distribution. As of March 31, 2012, the number of common stock shares and warrants in the table above also includes New GM Securities aggregating $28.4 million reserved, or set aside, for projected GUC Trust fees, costs and expenses to be incurred beyond 2012 and $108.6 million of New GM Securities reserved, or set aside, for potential Taxes on Distribution. As a result, as of March 31, 2013 and 2012, the numbers of New GM Securities in the table above include an aggregate of 8,092,231 and 2,688,527 shares of New GM Common Stock, respectively, 7,356,545 and 2,444,116 New GM Series A Warrants, respectively, and 7,356,545 and 2,444,116, New GM Series B Warrants, respectively, which have been so set aside.

Set forth below are the aggregate number and fair value of all such shares and warrants which are pending distribution or are reserved, or set aside, and are not available for distribution at March 31, 2013 and 2012.

	2013		2012
	Number	Fair Value (in thousands)	Number	Fair Value (in thousands)
New GM Common Stock	8,380,831	$233,155	3,311,164	$84,931
New GM Series A Warrants	7,618,851	141,405	3,010,012	50,057
New GM Series B Warrants	7,618,851	89,826	3,010,012	33,712

Total		$464,386		$168,700

Motors Liquidation Company GUC Trust

Notes to Financial Statements

March 31, 2013

7.	Fair Value Measurements

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

Level 3—Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs at March 31, 2013 and 2012.

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

The following table presents information about the GUC Trust’s assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and March 31, 2012, and the valuation techniques used by the GUC Trust to determine those fair values.

	March 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$354	$—	$—	$354
Marketable Securities:
Municipal commercial paper and demand notes	—	61,006	—	61,006
Corporate commercial paper	—	15,790	—	15,790
Holdings of New GM Securities
New GM Common Stock	798,848	—	—	798,848
New GM Warrants	792,262	—	—	792,262

Total Assets	$1,591,464	$76,796	$—	$1,668,260

Liabilities:
Liquidating distributions payable	$16,555	$—	$—	$16,555

Motors Liquidation Company GUC Trust

Notes to Financial Statements

March 31, 2013

	March 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$38,396	$—	$—	$38,396
Marketable Securities:
Municipal commercial paper and demand notes	—	25,253	—	25,253
Corporate commercial paper	—	59,317	—	59,317
U.S. government agency bonds	—	2,001	—	2,001
Holdings of New GM Securities
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

The GUC Trust’s policy is to recognize transfers between levels of the fair value hierarchy as of the actual date of the event of change in circumstances that caused the transfer. There were no such transfers during the year ended March 31, 2013. During the year ended March 31, 2012, as a result of the dissolution of MLC, the New GM Securities previously held by MLC, were transferred to the GUC Trust. Accordingly, these securities, which then became direct holdings of the GUC Trust and had quoted prices in active markets, were reclassified from Level 2 to Level 1.

Motors Liquidation Company GUC Trust

Notes to Financial Statements

March 31, 2013

8.	Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims

The following is a summary of the activity in the reserves for expected costs of liquidation for the years ended March 31, 2013 and 2012:

(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, April 1, 2011	$—	$—	$—	$—	$—	$—
Plus:
Funding for expected costs from MLC	52,734	—	1,365	1,358	7,555	63,012
Additions to reserve	32,434	20,560	—	—	—	52,994
Less liquidation costs incurred:
Trust Professionals	(25,320)	(6,975)	—	(78)	(3,506)	(35,879)
Trust Governance	(2,866)	—	(718)	—	—	(3,584)
Other Administrative Expenses	(167)	(265)	—	—	—	(432)

Balance, March 31, 2012	56,815	13,320	647	1,280	4,049	76,111
Plus additions to reserves	5,195	12,293	—	—	—	17,488
Less liquidation costs incurred:
Trust Professionals	(19,712)	(2,985)	—	(382)	(2,408)	(25,487)
Trust Governance	(4,191)	(1,866)	(148)	—	—	(6,205)
Other Administrative Expenses	(64)	(320)	—	—	(10)	(394)

Balance, March 31, 2013	$38,043	$20,442	$499	$898	$1,631	$61,513

Motors Liquidation Company GUC Trust

Notes to Financial Statements

March 31, 2013

During the year ended March 31, 2013, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased by $5.2 million and $12.3 million, respectively. During the year ended March 31, 2012, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased by $32.4 million and $20.6 million, respectively. Such revisions in the estimates were recorded as additions to the reserves for expected costs of liquidation in such years. The estimates of expected Wind-Down Costs for the year ended March 31, 2013 reflect the execution of a letter agreement with the DIP Lenders providing for relief from certain restrictions on utilization of Wind-Down Assets. The GUC Trust has recorded reserves for expected costs of liquidation that represent amounts expected to be incurred over the estimated remaining liquidation period of the GUC Trust for which there was a reasonable basis for estimation as of March 31, 2013. The amount of liquidation costs that will ultimately be incurred depends both on that time period and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. The GUC Trust changed its estimate of the length of the remaining liquidation period during the year ended March 31, 2013, which resulted in an increase in estimates of expected Wind-Down Costs and estimates of expected Reporting Costs during the year. As of March 31, 2013, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through December 31, 2016, which has been estimated on a probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis in the circumstances. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period could change in the near term.

The following is a summary of the activity in the reserves for Residual Wind-Down Claims for the years ended March 31, 2013 and 2012:

(in thousands)	2013	2012
Balance, beginning of year	$32,247	$—
Plus reserves received during the year from MLC	—	33,807
Less claims incurred/paid during the year	(1,392)	(1,560)

Balance, end of year	$30,855	$32,247

9.	Income Tax Provision

The components of the income tax provision in the statements of changes in net assets in liquidation for years ended March 31, 2013 and 2012 are as follows:

(in thousands)	2013	2012
Current	$—	$—
Deferred	56,262	108,583

Total	$56,262	$108,583

Motors Liquidation Company GUC Trust

Notes to Financial Statements

March 31, 2013

There was no current income tax expense or benefit for the years ended March 31, 2013 and 2012 due to current and prior year net operating losses. Such net operating losses expire in March 2032 through 2033.

The following summarizes the sources and expected tax consequences of future taxable deductions and income, which comprise the net deferred tax liability at March 31, 2013 and 2012:

(in thousands)	2013	2012
Deferred tax assets:
Reserves for expected costs of liquidation	$21,983	$24,539
Net operating losses	18,212	9,537

Gross deferred tax assets	40,195	34,076
Deferred tax liabilities:
Fair value in excess of tax basis of holdings of New GM Securities	(205,040)	(142,659)

Gross deferred tax liabilities	(205,040)	(142,659)

Net deferred tax liability	$(164,845)	$(108,583)

The net deferred tax liability at March 31, 2013 was established using the enacted statutory tax rate of 39.6% that goes into effect for the GUC Trust’s fiscal year beginning on April 1, 2013. At March 31, 2012, the GUC Trust’s statutory tax rate of 35% was applied. The adjustment to increase the net deferred tax liability existing as of March 31, 2012 for the increase in the statutory tax rate resulted in an increase in the deferred tax provision for the year ended March 31, 2013 of approximately $14.3 million.

10.	Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and will continue to receive certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company, as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the year ended March 31, 2013. Fees during the year ended March 31, 2012 were $480,000.

In addition, Wilmington Trust Company has also entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. The fees and commissions charged by Wilmington Trust Company and its affiliates pursuant to these arrangements are consistent with the standard fees and commissions charged by Wilmington Trust Company to unrelated third-parties in negotiated transactions. During the year ended March 31, 2013 and 2012, the total amount of such fees and commissions was approximately $147,000 and $210,000, respectively.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

During the fiscal period covered by this report, the management of the GUC Trust, with the participation of the Vice President of the GUC Trust Administrator, completed an evaluation of the effectiveness of the design and operation of the GUC Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended). Based on this evaluation, the GUC Trust’s management, including that Vice President of the GUC Trust Administrator, has concluded that, as of the end of the fiscal period covered by this report, the GUC Trust’s disclosure controls and procedures were effective.

This report does not include a report of management’s assessment regarding internal control over financial reporting, due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The GUC Trust has no officers, directors or employees. The GUC Trust is administered by the GUC Trust Administrator, Wilmington Trust Company, not in its individual capacity but solely in its capacity as the trust administrator and trustee of the GUC Trust. The activities of the GUC Trust Administrator are overseen by the GUC Trust Monitor, FTI Consulting, Inc., solely in its capacity as monitor of the GUC Trust. The GUC Trust Administrator is authorized by the GUC Trust Agreement to retain, pay, oversee, direct the services of and (subject to GUC Trust Monitor approval) terminate Trust Professionals to assist in the administration of the GUC Trust, particularly in connection with the claims resolution process, the preparation of financial statements and the GUC Trust’s record keeping and reporting functions. The GUC Trust and GUC Trust Administrator rely solely on receiving accurate information, reports and other representations from (i) the Trust Professionals, (ii) the GUC Trust Monitor, and (iii) other service providers to the GUC Trust. In filing this Form 10-K and executing any related documentation on behalf of the GUC Trust, the GUC Trust Administrator has relied upon the accuracy of such reports, information and representations. Notwithstanding such reliance, the GUC Trust Administrator is ultimately responsible for the disclosure provided in this Form 10-K.

The GUC Trust Administrator’s role is provided for under the GUC Trust Agreement, and such role includes without limitation the obligation to (i) hold, manage, sell, invest and distribute the assets comprising the corpus of the GUC Trust, (ii) prosecute and resolve objections to Disputed General Unsecured Claims, (iii) take all necessary actions to administer the wind-down of the affairs of the Debtors, and (iv) resolve and satisfy (to the extent allowed) any Residual Wind-Down Claims. The responsibilities of the GUC Trust Administrator in connection with the wind-down of MLC and its Debtor subsidiaries include monitoring and enforcing the implementation of the Plan as it relates to the wind-down, paying taxes and filing tax returns, making any other necessary tax filings related to the wind-down and in general taking any other actions necessary or appropriate to wind-down MLC and its debtor subsidiaries and obtain an order closing the Debtors’ chapter 11 cases.

The GUC Trust Monitor was appointed for the purpose of overseeing the activities of the GUC Trust Administrator. The GUC Trust Administrator is required to obtain the approval of the GUC Trust Monitor for a variety of actions, including preparing budgets and making expenditures that deviate from the Budget by more than a specified amount (except to the extent such expenditures are approved by the Bankruptcy Court), settling or otherwise resolving disputed claims in excess of a specified amount, retaining or terminating Trust Professionals, reserving of GUC Trust assets intended for distribution to GUC Trust beneficiaries for the payment of administrative expenses or Taxes on Distribution and amending the GUC Trust Agreement.

Pursuant to the No Action Letter, in response to Item 401 of Regulation S-K, this Form 10-K includes disclosure relating to certain individuals who are employed by the GUC Trust Administrator and GUC Trust Monitor, respectively, in a leadership capacity with respect to the administration by the GUC Trust Administrator and the monitorship by the GUC Trust Monitor, respectively, with regard to the GUC Trust:

•

David Allen Vanaskey, Jr., 48, is a vice-president in the Capital Markets Division of Wilmington Trust Company. At Wilmington Trust Company, he has management and account responsibilities in asset financing, equipment financing and restructuring and default products. David Vanaskey has worked in the financial services industry for over 25 years. He has specialized in asset securitizations, equipment financings, corporate lending and project finance transactions. He has participated in Chapter 11 restructurings, creditor committee participation, liquidations, and disbursements. Most recently he was the Indenture Trustee in the General Motors unsecured public debt transactions and chaired the committee for unsecured creditors in the General Motors bankruptcy.

•

Anna Mary Phillips, 48, is a Senior Managing Director in the Corporate Finance/Restructuring practice of FTI Consulting, Inc. Ms. Phillips has more than 25 years of restructuring experience, including both financial advisory and investment banking roles for debtors, creditors and equity. She has completed numerous Chapter 11 and out-of-court restructurings. Ms. Phillips has successfully restructured businesses in many industries, including: automotive; aviation; aerospace; heavy engineering and construction; manufacturing; financial services; retail and commercial printing. Ms. Phillips’ advisory roles have included: strategic, operational and financial restructuring both in and out of court; receivership, equity and debt recapitalization; purchase and divestment of businesses; fairness opinions; arrangement of debtor-in-possession and exit financing facilities; business and strategic planning and review, renegotiation of debt facilities in the event of covenant breach, valuations under various operating and restructuring scenarios, liquidations, and debt exchanges. Ms. Phillips has also provided expert witness testimony in restructuring situations and provided technical assistance to counsel in restructuring related litigation. Her global experience encompasses the Far East, United Kingdom and Europe, as well as North and South America, including cross-border transactions. Prior to joining FTI Consulting, Inc.

in March 2009, Ms. Phillips was a Managing Director in the Investment Banking Group at Macquarie Group and its predecessor organizations. Ms. Phillips holds a B.Com. from the University of Tasmania and is a member of the American Bankruptcy Institute, the Association of Insolvency and Restructuring Advisors and the Australian Institute of Chartered Accountants.

Item 11.	Executive Compensation.

Under the GUC Trust Agreement, the GUC Trust Administrator is entitled to receive fair and reasonable compensation for its services, to be paid out of the Administrative Fund in accordance with the Budget prior to the final distribution date. The GUC Trust Administrator is entitled, without the need for approval of the Bankruptcy Court, to reimburse itself from the Administrative Fund on a monthly basis for such compensation and all reasonable out-of-pocket expenses actually incurred in the performance of duties in accordance with the GUC Trust Agreement and the Budget. In addition, to the extent the Administrative Fund is not sufficient to provide the GUC Trust Administrator with fair and reasonable compensation for its services or for reasonable out-of-pocket expenses, the GUC Trust Administrator will be paid out of the Other Administrative Cash in accordance with Section 6.1 of the GUC Trust Agreement. During the fiscal year ended March 31, 2013, the GUC Trust Administrator received compensation of approximately $3.7 million under the GUC Trust Agreement and expense reimbursements of $161 thousand.

Under the GUC Trust Agreement, the GUC Trust Monitor is entitled to receive fair and reasonable compensation for its services, to be paid out of the Administrative Fund, in accordance with the Budget. The GUC Trust Monitor is entitled, without the need for approval of the Bankruptcy Court, to direct the GUC Trust Administrator to reimburse the GUC Trust Monitor from the Administrative Fund on a monthly basis, for such compensation and all reasonable out-of-pocket expenses actually incurred in the performance of duties in accordance with the GUC Trust Agreement, consistent with the Budget prepared pursuant to Section 6.4 of the GUC Trust Agreement. In addition, to the extent the Administrative Fund is not sufficient to provide the GUC Trust Monitor with fair and reasonable compensation for its services or for reasonable out-of-pocket expenses, it will be paid out of the Other Administrative Cash in accordance with Section 6.1 of the GUC Trust Agreement. During the fiscal year ended March 31, 2013, the GUC Trust Monitor received compensation of approximately $2.0 million under the GUC Trust Agreement and expense reimbursements of $44 thousand.

As noted above, the GUC Trust has no officers, directors or employees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Disclosure under this item is not required, pursuant to the No Action Letter.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and will continue to receive certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the year ended March 31, 2013.

In addition, Wilmington Trust Company has also entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. The fees and commissions charged by Wilmington Trust Company and its affiliates pursuant to these arrangements are consistent with the standard fees and commissions charged by Wilmington Trust Company to unrelated third-parties in negotiated transactions. During the fiscal year ended March 31, 2013, the total amount of such fees and commissions was approximately $147,000.

Item 14.	Principal Accounting Fees and Services.

Fees for professional services provided by Plante & Moran, PLLC, the GUC Trust’s independent auditors, in each of the years ended March 31, 2013 and 2012, in each of the following categories, including related expenses, are as follows:

	Year Ended March 31,
	2013	2012
Audit Fees (1)	$301,108	$280,457
Audit-Related Fees (2)	5,506	32,996
Tax Fees (3)	128,504	—
All Other Fees	—	—

Total	$435,118	$313,453

(1)	Consists of fees for the audit of the GUC Trust’s annual financial statements, review of the GUC Trust’s Form 10-K, review of quarterly financial statements included in the GUC Trust’s Forms 10-Q, and review of Form 8-K filings.
(2)	Consists of fees for consultation on accounting, financial reporting, and internal control matters.
(3)	Includes fees for preparation of the GUC Trust’s federal income tax return for the fiscal year ended March 31, 2012, preparation of the MLC federal and state income tax returns for its final tax year ended December 15, 2012, and assistance with other MLC tax compliance matters.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Amended and Restated Motors Liquidation Company GUC Trust Agreement, dated as of June 11, 2012 (as amended pursuant to that certain amendment dated as of June 29, 2012 and that certain amendment dated as of August 23, 2012).

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the annual report on Form 10-K of Motors Liquidation Company GUC Trust, for the fiscal year ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Net Assets in Liquidation (Liquidation Basis) as of March 31, 2013 and 2012, (ii) Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the years ended March 31, 2013 and 2012, (iii) Statements of Cash Flows (Liquidation Basis) for the years ended March 31, 2013 and 2012 and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 21, 2013

MOTORS LIQUIDATION COMPANY GUC TRUST

By: Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

By:	/s/ David A. Vanaskey
Name:	David A. Vanaskey
Title:	Vice President of Wilmington Trust Company

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Motors Liquidation Company GUC Trust Agreement, dated as of June 11, 2012 (as amended pursuant to that certain amendment dated as of June 29, 2012 and that certain amendment dated as of August 23, 2012).

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the annual report on Form 10-K of Motors Liquidation Company GUC Trust, for the fiscal year ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Net Assets in Liquidation (Liquidation Basis) as of March 31, 2013 and 2012, (ii) Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the years ended March 31, 2013 and 2012, (iii) Statements of Cash Flows (Liquidation Basis) for the years ended March 31, 2013 and 2012 and (iv) Notes to Financial Statements.