Form 10-Q
period 2013-06-30
Motors Liquidation Co
filed 2013-08-09
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

*	The registrant is not required to file reports pursuant to Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934, but has filed all reports required pursuant to the no-action letter of the Securities and Exchange Commission to the registrant dated May 23, 2012.

MOTORS LIQUIDATION COMPANY GUC TRUST

FORM 10-Q TABLE OF CONTENTS

Item 1.	Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	June 30, 2013	March 31, 2013
	Unaudited
ASSETS
Cash and Cash Equivalents	$1,498	$1,010
Marketable Securities	69,689	76,796
Holdings of New GM Securities (Note 5)	1,998,601	1,591,110
Other Assets & Deposits	1,714	1,815

TOTAL ASSETS	2,071,502	1,670,731
LIABILITIES
Accounts Payable & Other Liabilities	7,431	6,782
Liquidating Distributions Payable (Note 4)	25,046	16,555
Deferred Tax Liability (Note 8)	331,015	164,845
Reserves for Residual Wind Down Claims (Note 7)	29,692	30,855
Reserves for Expected Costs of Liquidation (Note 7)	53,601	61,513

TOTAL LIABILITIES	446,785	280,550

NET ASSETS IN LIQUIDATION (Note 3)	$1,624,717	$1,390,181

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net Assets in Liquidation, beginning of period	$1,390,181	$1,369,239
Increase (decrease) in net assets in liquidation:
Net reduction in (additions to) reserves for Expected Costs of Liquidation	1,678	(720)
Liquidating distributions (Note 4)	(18,923)	(19,842)
Net change in fair value of holdings of New GM Securities	417,924	(449,947)
Interest and dividend income	27	53
Income tax (provision) benefit	(166,170)	108,583

Net increase (decrease) in net assets in liquidation	234,536	(361,873)

Net Assets in Liquidation, end of period	$1,624,717	$1,007,366

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Cash flows from (used in) operating activities
Cash receipts from interest and dividends	$25	$31
Cash paid for professional fees, governance costs and other administrative costs	(5,476)	(15,126)
Cash paid for Residual Wind-Down Claims	(1,168)	(1,132)
Cash paid for distributions	(16)	—

Net cash flows used in operating activities	(6,635)	(16,227)
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(21,750)	(63,521)
Cash from maturities and sales of marketable securities	28,856	55,403

Net cash flows from (used in) investing activities	7,106	(8,118)
Cash flows from (used in) financing activities
Cash from sale of New GM Securities for distribution	17	—
Cash transferred to the Avoidance Action Trust	—	(13,715)

Net cash flows from (used in) financing activities	17	(13,715)

Net increase (decrease) in cash and cash equivalents	488	(38,060)
Cash and cash equivalents, beginning of period	1,010	38,396

Cash and cash equivalents, end of period	$1,498	$336

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

June 30, 2013

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

The GUC Trust was formed on March 30, 2011, as a statutory trust under the Delaware Statutory Trust Act, for the purposes of implementing the Plan and distributing the GUC Trust’s distributable assets. The Plan generally provides for the distribution of certain shares of common stock (“New GM Common Stock”) of the new General Motors Company, formerly known as NGMCO, Inc. (“New GM”), and certain warrants for the purchase of shares of such stock (the “New GM Warrants,” and, together with the New GM Common Stock, the “New GM Securities”) to holders of Allowed General Unsecured Claims pro rata by the amount of such claims. In addition, the Plan provides that each holder of an Allowed General Unsecured Claim will obtain, in the form of GUC Trust Units (as defined below), a contingent right to receive, on a pro rata basis, additional shares of New GM Common Stock and New GM Warrants (if and to the extent such New GM Common Stock and New GM Warrants are not required for the satisfaction of previously Disputed General Unsecured Claims (as defined in Note 2) or liquidation for the payment of the expenses of the GUC Trust) and certain cash, if any, remaining at the dissolution of the GUC Trust.

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

As described above, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units (“Trust Beneficiaries”). As Disputed General Unsecured Claims are resolved and allowed and thereby become Allowed General Unsecured Claims, the holders thereof become entitled to receive liquidating distributions of New GM Securities and GUC Trust Units pro rata by the amount of such Claims and, upon such occurrence, the GUC Trust incurs an obligation to distribute such securities. Accordingly, liquidating distributions payable are recorded (at the fair value of such New GM Securities) as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential Term Loan Avoidance Action Claims (as defined in Note 2) were to arise (and would become allowed) in the manner described in Note 2, liquidating distributions payable would be recorded for the New GM Securities (at fair value) that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence. Prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims. Rather, the beneficial interests of Trust Beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the accompanying financial statements.

The accompanying (a) condensed statement of net assets in liquidation at March 31, 2013, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements. The GUC Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets in liquidation for the three months ended June 30, 2013 are not necessarily indicative of the changes in net assets that may be expected for the full year. The GUC Trust believes that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, the accompanying interim condensed financial statements should be read in conjunction with the GUC Trust’s financial statements for the year ended March 31, 2013 included in Form 10-K filed by the GUC Trust with the Securities and Exchange Commission on May 21, 2013.

The preparation of condensed financial statements in conformity with U.S. GAAP requires the GUC Trust Administrator to make estimates and assumptions that affect the reported amounts of assets and liabilities and are subject to change.

Changes to U.S. GAAP are made by the FASB in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification. The GUC Trust considers the applicability and impact of all ASU’s. ASU’s not noted herein were assessed and determined to be not applicable. In April 2013, the FASB issued Accounting Standards Update No. 2013-07, Liquidation Basis of Accounting, which amended the FASB Accounting Standards Codification and provides guidance as to when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The provisions are effective for annual periods beginning after December 15, 2013 and interim periods therein. Early adoption is permitted. The GUC Trust does not expect the adoption of these provisions will have a material impact on its financial statements.

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

Only one Avoidance Action, captioned Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al., Adv. Pro. No.09-00504 (Bankr. S.D.N.Y. July 31, 2009) (the “Term Loan Avoidance Action”), was commenced prior to the statutory deadline for commencing such actions. The Term Loan Avoidance Action was commenced by the Official Committee of Unsecured Creditors of Motors Liquidation Company (the “Committee”), and seeks the return of approximately $1.5 billion that had been transferred by the Debtors (with funds advanced after the commencement of the Chapter 11 Cases of the Debtors (as defined in “Item 2. Management’s Discussion and Analysis” under the heading “Glossary” below) by the United States Treasury and Export Development Canada (together, the “DIP Lenders”)) to a consortium of prepetition lenders pursuant to the terms of the order of the Bankruptcy Court. On December 15, 2011, in accordance with the Plan, upon the dissolution of MLC, the Term Loan Avoidance Action was transferred to the Avoidance Action Trust (as defined below). To the extent that Wilmington Trust Company, not in its individual capacity but solely in its capacity as the trustee and trust administrator of the Avoidance Action Trust (the “Avoidance Action Trust Administrator”), is successful in obtaining a judgment against the defendant(s) to the Term Loan Avoidance Action, Allowed General Unsecured Claims will arise in the amount of any transfers actually avoided (that is, disgorged) pursuant thereto (such general unsecured claims “Term Loan Avoidance Action Claims,” and together with Resolved Disputed Claims, the “Resolved Allowed Claims”).

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

GUC Trust Distributable Assets

Pursuant to the terms of the Plan, the Bankruptcy Court authorized the distribution of 150 million shares of New GM Common Stock issued by New GM, warrants to acquire 136,363,635 newly issued shares of New GM Stock with an exercise price set at $10.00 per share (“New GM Series A Warrants”), and warrants to acquire 136,363,635 newly issued shares of New GM Stock with an exercise price set at $18.33 per share (“New GM Series B Warrants”), (such securities, “New GM Securities”). Record ownership of the New GM Securities was held by MLC for the benefit of the GUC Trust until the dissolution of MLC on December 15, 2011, at which time record ownership was transferred to the GUC Trust.

In addition, the agreement governing the sale of substantially all of the assets of the Debtors and related sale documentation together provide that, in the event that the Bankruptcy Court enters an order, or orders, that includes a finding that the estimated aggregate Allowed General Unsecured Claims against the Debtors exceed $35 billion, New GM will be required to issue additional shares of New GM Common Stock for the benefit of the GUC Trust’s beneficiaries (the “Additional Shares”). The number of Additional Shares to be issued will be equal to the number of such shares, rounded up to the next whole share, calculated by multiplying (i) 30 million shares (adjusted to take into account any stock dividend, stock split, combination of shares, recapitalization, merger, consolidation, reorganization or similar transaction with respect to such New GM Common Stock from and after the closing of such sale and before issuance of the Additional Shares) and (ii) a fraction, (A) the numerator of which is the amount by which Allowed General Unsecured Claims exceed $35 billion (such excess amount being capped at $7 billion) and (B) the denominator of which is $7 billion. No Additional Shares have been issued.

Funding for GUC Trust Costs of Liquidation

The GUC Trust has incurred and will continue to incur certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (as the “GUC Trust Administrative Fund”) for the purpose of paying certain fees and expenses incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for professionals retained by the GUC Trust) (“Wind-Down Costs”). Cash or investments from the GUC Trust Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. The GUC Trust Agreement provides that, if the GUC Trust Administrator determines that the GUC Trust Administrative Fund is not sufficient to satisfy the current or projected costs and expenses of the GUC Trust, the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to set-aside, or “reserve,” New GM Securities from distribution for this purpose. The GUC Trust Administrator may then liquidate such reserved New GM Securities to fund the Wind-Down Costs, in most cases, with the required approval of the Bankruptcy Court. New GM Securities that are reserved and/or sold in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and the cash proceeds of any such sale will be classified as “Other GUC Trust Administrative Cash” under the GUC Trust Agreement. Separate from this process of reserving, or setting aside, New GM Securities to satisfy projected costs and expenses of the GUC Trust, as a matter of financial reporting, the GUC Trust records a reserve in its Statement of Net Assets in Liquidation (the source of funding of which is not addressed thereon) for all expected costs of liquidation for which there is a reasonable basis for estimation. For this reason, among others, there is not a direct relationship between the amount of such reserve reflected in the Statement of Net Assets in Liquidation and the value of any New GM Securities that are set aside for current or projected costs. Adjustments to the Reserve for Expected Costs of Liquidation as reported in the Statement of Net Assets in Liquidation are recorded only when there is a reasonable basis for estimation of the expected incurrence of additional costs.

The Bankruptcy Court previously approved, soon after the Effective Date, and again in March 2012 (the “March 2012 Order”) and December 2012 (the “December 2012 Order”), the sale of New GM Securities to fund the fees and expenses of the GUC Trust, which are referred to as Reporting Costs, including those directly or indirectly relating to (i) reports to be prepared and filed by the GUC Trust pursuant to applicable rules, regulations and interpretations of the Securities and Exchange Commission, (ii) the transfer, registration for transfer and certification of GUC Trust Units, and (iii) the application to the Internal Revenue Service for a private letter ruling regarding the tax treatment of the GUC Trust and the holders of Allowed General Unsecured Claims in respect to the distribution of New GM Securities. Both the March 2012 Order and the December 2012 Order additionally authorized the sale of New GM Securities for the purpose of funding accrued and projected Wind-Down Costs. The March 2012 Order also authorized the sale of securities for the purpose of funding certain fees, costs and expenses of the Avoidance Action Trust (as described below under the heading “—Funding for Avoidance Action Trust”).

Through March 31, 2013, sales of New GM Securities to fund estimated and projected Reporting Costs and Wind-Down Costs through calendar year 2013 aggregated approximately $50.2 million (which amount comprised part of the GUC Trust’s Other GUC Trust Administrative Cash). Such securities sold aggregated 902,228 shares of New GM Common Stock, 820,205 New GM Series A Warrants and 820,205 New GM Series B Warrants. There have been no subsequent sales of securities to fund Wind-Down Costs and Reporting Costs.

To the extent that any of the Other GUC Trust Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining Other GUC Trust Administrative Cash will be distributed by the GUC Trust to holders of Allowed General Unsecured Claims or holders of the GUC Trust Units, as the case may be.

As of June 30, 2013, New GM Securities with an aggregate fair market value of $25.6 million have been reserved, or set aside, for projected GUC Trust fees, costs and expenses to be incurred beyond December 31, 2013. Accordingly, such New GM Securities are currently not available for distribution to the beneficiaries of the GUC Trust Units.

Funding for Potential Tax Liabilities

The GUC Trust is subject to U.S. federal income tax on realized gains from the disposition of shares of New GM Common Stock and New GM Warrants, record ownership of which was transferred by MLC to the GUC Trust on December 15, 2011 (such taxes, “Taxes on Distribution”). The GUC Trust Agreement provides that the GUC Trust Administrative Fund may not be utilized to satisfy any Taxes on Distribution. As such, the GUC Trust Administrator is authorized, with the approval of the GUC Trust Monitor, to reserve, or set aside, from distribution an amount of New GM Securities, the liquidated proceeds of which would be sufficient to satisfy any current or potential Taxes on Distribution. The GUC Trust Administrator may then liquidate such reserved New GM Securities to fund the Taxes on Distribution, with the approval of the GUC Trust Monitor, but without the necessity of obtaining approval of the Bankruptcy Court. New GM Securities that are reserved and subsequently sold in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and the cash proceeds of any such sale will be classified as “Other GUC Trust Administrative Cash” under the GUC Trust Agreement.

During the three months ended June 30, 2013, the GUC Trust Administrator reviewed the current and potential Taxes on Distribution. As a result of such review, the GUC Trust Administrator determined that it was appropriate to reserve, or set aside, New GM Securities with an aggregate fair market value of $581.3 million for potential Taxes on Distribution based on (1) the GUC Trust’s method for calculating potential gains on distributions or sales of New GM Securities (reduced by current period and carryforward net operating losses and future deductible expenses at June 30, 2013), (2) the GUC Trust’s method for converting the potential tax liability to the number of securities to be reserved, and (3) a limitation on the number of New GM Securities that were available to be set aside. Accordingly, such New GM Securities are not currently available for distribution to the beneficiaries of GUC Trust Units. The GUC Trust Administrator intends to continue to reevaluate the reserve, or set aside, of New GM Securities on a quarterly basis.

In the GUC Trust’s U.S. federal income tax returns, the New GM Securities transferred from MLC to the GUC Trust still held at June 30, 2013 have a tax basis of approximately $1,067 million ($19.87 per share of New GM Common Stock, $11.38 per warrant for the New GM Series A Warrants and $7.88 per warrant for the New GM Series B Warrants). Such tax basis will be used to determine the taxable gain or loss on the disposition of New GM Securities since their transfer. As described in Note 8, for financial reporting purposes, the GUC Trust recorded a deferred tax liability for the fair value of New GM Securities in excess of their tax basis at June 30, 2013 and March 31, 2013. Certain U.S. federal income tax returns of MLC currently are under audit by the Internal Revenue Service. The outcome of those audits and the effect, if any, it may have on the GUC Trust’s U.S. federal income tax returns or financial statements is indeterminable at this time.

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

Residual Wind-Down Claims and Costs

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

Should the Residual Wind-Down Costs and the Residual Wind-Down Claims be less than the Residual Wind-Down Assets aggregating approximately $42.8 million (which amount consisted of approximately $38.6 million in cash, the transferred benefit of approximately $2.8 million in prepaid expenses and approximately $1.4 million in cash for the payment of certain defense costs related to the Term Loan Avoidance Action) transferred to the GUC Trust on December 15, 2011, any excess funds will be returned to the DIP Lenders. If at any time the GUC Trust Administrator determines that the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims (including the actual amount of Avoidance Action Defense Costs) and Residual Wind-Down Costs, such costs will be satisfied by Other GUC Trust Administrative Cash. If there is no remaining Other GUC Trust Administrative Cash, the GUC Trust Administrator is authorized to, with GUC Trust Monitor approval, reserve and, with Bankruptcy Court approval, sell New GM Securities to cover the shortfall. To the extent that New GM Securities are reserved and sold to obtain funding to complete the wind-down of the Debtors, such securities will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Costs could reduce the assets of the GUC Trust available for distribution. After the GUC Trust has concluded its affairs, any funds remaining that were obtained from the sale of New GM Securities to fund the wind-down process or the resolution and satisfaction of the Residual Wind-Down Claims will be distributed to the holders of the GUC Trust Units. If the actual amount of Avoidance Action Defense Costs exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date, a new Residual Wind-Down Claim will arise in the amount of such shortfall.

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

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units (“Trust Beneficiaries”). Certain assets of the GUC Trust are reserved for funding the expected costs of liquidation and potential tax liabilities and are currently not available to the Trust Beneficiaries. Other assets of the GUC Trust, primarily Holdings of New GM Securities, as described in Notes 1 and 5, are available to be distributed to the Trust Beneficiaries (“GUC Trust Distributable Assets”) in accordance with the Plan. The amounts of net assets in liquidation presented in the accompanying Condensed Statements of Net Assets in Liquidation (liquidation basis) at June 30, 2013 and March 31, 2013 correspond to the amounts of GUC Trust Distributable Assets as of June 30, 2013 and March 31, 2013.

Trust Units

As described in Note 1, each holder of an Allowed General Unsecured Claim will retain a contingent right to receive, on a pro rata basis, additional shares of New GM Common Stock and New GM Warrants (if and to the extent such shares of New GM Common Stock and New GM Warrants are not required for the satisfaction of previously Disputed General Unsecured Claims or liquidation for the payment of the expenses or tax liabilities of the GUC Trust) and certain cash, if any, remaining at the dissolution of the GUC Trust. The GUC Trust issues units representing such contingent rights (“GUC Trust Units”) at the rate of one GUC Trust Unit per $1,000 of Allowed General Unsecured Claims to each holder of an Allowed General Unsecured Claim, subject to rounding pursuant to the GUC Trust Agreement, in connection with the initial recognition of each Allowed General Unsecured Claim.

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

The following presents the changes during the three months ended June 30, 2013 in the numbers of GUC Trust Units outstanding or for which the GUC Trust was obligated to issue:

Trust Units
Outstanding or issuable at March 31, 2013	30,227,314
Issued during the period	28,879
Less: Issuable at beginning of period	(28,879)
Add: Issuable at end of period	55,487

Outstanding or issuable at June 30, 2013	30,282,801

Allowed and Disputed Claims

The total cumulative pro rata liquidating distributions ultimately received by Trust Beneficiaries is dependent upon the current amount of Allowed General Unsecured Claims and final resolution of outstanding Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims (as described in Note 2). Disputed General Unsecured Claims at June 30, 2013 reflect claim amounts at their originally filed amounts, a court ordered distribution reserve for certain claims filed without a claim amount and other adjustments to originally filed amounts as ordered by the court or permitted by the Plan. The Disputed General Unsecured Claims may settle at amounts that differ significantly from these amounts and at amounts that differ significantly from the historical pattern at which claims have been settled and allowed in proportion to claims resolved and disallowed. As described in Note 1, prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims. Liquidating distributions payable are recorded (at the fair value of New GM Securities to be distributed) as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2, liquidating distributions payable would be recorded for the New GM Securities (at fair value) that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence.

The following table presents a summary of the Allowed and Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims for the three months ended June 30, 2013:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claim Amount (2)
Total, March 31, 2013	$30,227,244	$3,604,871	$1,500,000	$5,104,871	$35,332,115
New Allowed General Unsecured Claims, net	55,486	—	—	—	55,486
Disputed General Unsecured Claims resolved or disallowed	—	(200,705)	—	(200,705)	(200,705)

Total, June 30, 2013	$30,282,730	$3,404,166	$1,500,000	$4,904,166	$35,186,896

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

Of the Disputed General Unsecured Claims aggregating $3.40 billion as of June 30, 2013 in the table above, approximately $2.68 billion relates to litigation currently being pursued by the GUC Trust (as defined in “Item 2. Management’s Discussion and Analysis” under the heading “Glossary” below, the “Nova Scotia Matter”) to disallow, equitably subordinate or reduce the following claims in the Chapter 11 Cases of the Debtors: (i) claims aggregating approximately $1.07 billion filed by or on behalf of certain holders of notes (the “Nova Scotia Notes”) issued in 2003 by General Motors Nova Scotia Finance Company, a Nova Scotia unlimited liability company and then a subsidiary of MLC (“Nova Scotia Finance”), and guaranteed by MLC (collectively, the “Guarantee Claims”), and (ii) the claim of approximately $1.61 billion filed by the bankruptcy trustee for Nova Scotia Finance (collectively with the Guarantee Claims, the “Disputed Nova Scotia Claims”). In addition, the GUC Trust has determined that, as of June 30, 2013, approximately $378 million of the aggregate $3.40 billion of Disputed General Unsecured Claims relates to claims filed directly by former beneficial owners of notes previously issued or guaranteed by the Debtors, for which proofs of claim have otherwise been filed indirectly on behalf of such beneficial owners as members of a broader class. The GUC Trust expects to petition the Bankruptcy Court for the disallowance of such duplicative claims.

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

4.	Liquidating Distributions

Liquidating distributions in the three months ended June 30, 2013 consisted of the following:

(in thousands)	Fair Value
Distributions during the period	$10,432
Less: Liquidating distributions payable at March 31, 2013	(16,555)
Add: Liquidating distributions payable at June 30, 2013	25,046

Total	$18,923

The distributions during the three months ended June 30, 2013 consisted of distributions to (1) holders of Resolved Disputed Claims and (2) holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements.

The GUC Trust was obligated at June 30, 2013 to distribute 349,789 shares of New GM Stock, 317,941 of New GM Series A Warrants, and 317,941 of New GM Series B Warrants in the aggregate to the following: (1) holders of Resolved Disputed Claims and (2) certain holders of Allowed General Unsecured Claims who had not then satisfied certain informational requirements necessary to receive these securities. In addition, as of June 30, 2013, cash of $0.6 million was then distributable to governmental entities which are precluded by applicable law from receiving distributions of New GM Securities and for distributions in lieu of fractional shares and warrants.

5.	Holdings of New GM Securities

At June 30, 2013, the Holdings of New GM Securities, at fair value, consisted of the following:

	Number	Fair Value (in thousands)
New GM Common Stock	28,554,891	$951,164
New GM Series A Warrants	25,958,804	623,011
New GM Series B Warrants	25,958,804	424,426

Total		$1,998,601

As described in Note 4, as of June 30, 2013, the GUC Trust had accrued liquidating distributions payable aggregating $25.0 million in respect of New GM Securities and cash of $0.6 million then distributable. As a result, the numbers of New GM Securities reflected above include shares and warrants for which liquidating distributions were then pending. As of June 30, 2013, these securities for which distributions were then pending aggregated 349,789 shares of New GM Common Stock, 317,941 Series A Warrants and 317,941 Series B Warrants.

As of June 30, 2013, the number of common stock shares and warrants in the table above also includes New GM Securities aggregating $25.6 million reserved, or set aside, for projected GUC Trust fees, costs and expenses to be incurred beyond 2013 and $581.3 million of New GM Securities reserved, or set aside, for potential Taxes on Distribution. As a result, as of June 30, 2013, the numbers of New GM Securities in the table above include an aggregate of 8,670,493 shares of New GM Common Stock, 7,882,237 New GM Series A Warrants, and 7,882,237 New GM Series B Warrants which have been so set aside.

Set forth below are the aggregate number and fair value of all such shares and warrants which are pending distribution or are reserved, or set aside, and are not available for distribution at June 30, 2013.

	Number	Fair Value (in thousands)
New GM Common Stock	9,020,282	$300,466
New GM Series A Warrants	8,200,178	196,804
New GM Series B Warrants	8,200,178	134,073

Total		$631,343

6.	Fair Value Measurements

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

Level 3—Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs at June 30, 2013 and March 31, 2013.

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

The following table presents information about the GUC Trust’s assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and March 31, 2013, and the valuation techniques used by the GUC Trust to determine those fair values.

	June 30, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$858	$—	$—	$858
Marketable Securities:
Municipal commercial paper and demand notes	—	62,645	—	62,645
Corporate commercial paper	—	7,044	—	7,044
Holdings of New GM Securities
New GM Common Stock	951,163	—	—	951,163
New GM Warrants	1,047,438	—	—	1,047,438

Total Assets	$1,999,459	$69,689	$—	$2,069,148

Liabilities:
Liquidating distributions payable	$25,046	$—	$—	$25,046

	March 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$354	$—	$—	$354
Marketable Securities:
Municipal commercial paper and demand notes	—	61,006	—	61,006
Corporate commercial paper	—	15,790	—	15,790
Holdings of New GM Securities
New GM Common Stock	798,848	—	—	798,848
New GM Warrants	792,262	—	—	792,262

Total Assets	$1,591,464	$76,796	$—	$1,668,260

Liabilities:
Liquidating distributions payable	$16,555	$—	$—	$16,555

The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value:

•	Due to its short-term, liquid nature, the fair value of cash equivalents approximates its carrying value.

•	Holdings of New GM Securities are valued at closing prices reported on the active market on which the securities are traded.

•

Marketable securities include municipal commercial paper and variable demand notes and corporate commercial paper. Municipal variable demand notes trade daily at par value and, therefore, their fair value is equal to par value. Due to their short term maturities, the fair value of municipal and corporate commercial paper approximates their carrying value.

•	Liquidating distributions payable are valued at closing prices of New GM Securities reported on the active market on which the securities are traded.

The GUC Trust’s policy is to recognize transfers between levels of the fair value hierarchy as of the actual date of the event of change in circumstances that caused the transfer. There were no such transfers during the three months ended June 30, 2013 and the year ended March 31, 2013.

7.	Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims

The following is a summary of the activity in the reserves for expected costs of liquidation for the three months ended June 30, 2013 and 2012:

	Three months ended June 30, 2013
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2013	$38,043	$20,442	$499	$898	$1,631	$61,513
Plus additions to (reductions in) reserves	141	(1,819)	—	—	—	(1,678)
Less liquidation costs incurred:
Trust Professionals	(3,604)	(685)	—	(138)	(237)	(4,664)
Trust Governance	(973)	(449)	(8)	—	—	(1,430)
Other Administrative Expenses	(13)	(127)	—	—	—	(140)

Balance, June 30, 2013	$33,594	$17,362	$491	$760	$1,394	$53,601

	Three months ended June 30, 2012
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2012	$56,815	$13,320	$647	$1,280	$4,049	$76,111
Plus additions to (reductions in) reserves	(3,241)	3,961	—	—	—	720
Less liquidation costs incurred (net of reversals):
Trust Professionals	(6,491)	(1,539)	—	(40)	(799)	(8,869)
Trust Governance	(1,129)	(467)	4	—	—	(1,592)
Other Administrative Expenses	(20)	(36)	—	—	(10)	(66)

Balance, June 30, 2012	$45,934	$15,239	$651	$1,240	$3,240	$66,304

During the three months ended June 30, 2013, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased by $0.1 million and decreased by $1.8 million, respectively. During the three months ended June 30, 2012, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) decreased by $3.2 million and increased by $4.0 million, respectively. Such revisions in the estimates were recorded as additions to (reductions in) the reserves for expected costs of liquidation in such periods. The GUC Trust has recorded reserves for expected costs of liquidation that represent amounts expected to be incurred over the estimated remaining liquidation period of the GUC Trust for which there was a reasonable basis for estimation as of June 30, 2013. The amount of liquidation costs that will ultimately be incurred depends both on that time period and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of June 30, 2013, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through December 31, 2016, which has been estimated on a probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis in the circumstances. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period could change in the near term.

The following is a summary of the activity in the reserves for Residual Wind-Down Claims for the three months ended June 30, 2013 and 2012:

(in thousands)	2013	2012
Balance, beginning of period	$30,855	$32,247
Less claims allowed during the period	(1,163)	(1,132)

Balance, end of period	$29,692	$31,115

8.	Income Tax (Provision) Benefit

The income tax provision for the three months ended June 30, 2013 was determined by computing the current and deferred tax provisions for the interim period using the GUC Trust’s statutory tax rate of 39.6% that became effective on April 1, 2013. The GUC Trust’s statutory rate of 35% previously in effect was utilized for the three months ended June 30, 2012. An annual effective tax rate is not determinable because the GUC Trust’s only significant source of income is gains on distributions of New GM Securities, which are not determinable until realized. Certain U.S. federal income tax returns of MLC currently are under audit by the Internal Revenue Service. The outcome of those audits and the effect, if any, it may have on the GUC Trust’s U.S. federal income tax returns or financial statements is indeterminable at this time.

The components of the income tax (provision) benefit in the condensed statements of changes in net assets in liquidation for three months ended June 30, 2013 and 2012 are as follows:

(in thousands)	2013	2012
Current	$—	$—
Deferred	(166,170)	108,583

Total	$(166,170)	$108,583

Deferred taxes in the accompanying condensed statement of net assets in liquidation at June 30, 2013 are comprised of the following components:

Deferred tax assets:
Reserves for expected costs of liquidation	$18,850
Net operating losses	18,909

Gross deferred tax assets	37,759
Deferred tax liabilities:
Fair value in excess of tax basis of holdings of New GM Securities	(368,774)

Gross deferred tax liabilities	(368,774)

Net deferred tax liability	$(331,015)

Valuation allowances against deferred tax assets aggregating $49.2 million were provided during the three months ended June 30, 2012 due to uncertainty as to whether the deferred tax assets were realizable. Realization of the deferred tax assets is solely dependent upon the generation of taxable gains upon the distribution or sale of New GM Securities in the future, which is not determinable prior to occurrence.

9.	Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and will continue to receive certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company, as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the three months ended June 30, 2013 and 2012.

In addition, Wilmington Trust Company has also entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. The fees and commissions charged by Wilmington Trust Company and its affiliates pursuant to these arrangements are consistent with the standard fees and commissions charged by Wilmington Trust Company to unrelated third-parties in negotiated transactions. During the three months ended June 30, 2013 and 2012, the total amount of such fees and commissions was approximately $18,000 and $35,000, respectively.

Item 2.	Management’s Discussion and Analysis

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its first fiscal quarter ended June 30, 2013. It is intended to be read in conjunction with the condensed financial statements of the GUC Trust included in Item 1 above, which we refer to as the financial statements. For additional information about the purpose and administrative operations of the GUC Trust, see the disclosure in the notes to the financial statements filed with this Form 10-Q and in the Form 10-K filed by the GUC Trust with the Securities and Exchange Commission on May 21, 2013. A glossary of defined terms used in this Form 10-Q is provided under the heading “Glossary” below.

Overview

The GUC Trust is a successor to Motors Liquidation Company (which dissolved on December 15, 2011), or MLC, within the meaning of Section 1145 of title 11 of the United States Code, or the Bankruptcy Code. The GUC Trust was initially formed on March 30, 2011, for the purposes of implementing the Second Amended Joint Chapter 11 Plan, or the Plan, of MLC and its affiliated debtors-in-possession, or the Debtors, which was filed with the United States Bankruptcy Court for the Southern District of New York, or the Bankruptcy Court, on March 18, 2011. The Plan subsequently became effective on March 31, 2011, or the Effective Date, and, on April 18, 2013, the Bankruptcy Court entered an order granting the GUC Trust’s request for entry of a final decree administratively closing each of the Chapter 11 Cases of the Debtors other than the Chapter 11 case of MLC.

Functions and Responsibilities of the GUC Trust

The functions and responsibilities of the GUC Trust are governed by the Plan and the Amended and Restated Motors Liquidation Company GUC Trust Agreement, dated as of June 11, 2012, as subsequently amended, or the GUC Trust Agreement. The GUC Trust is administered by Wilmington Trust Company, not in its individual capacity but solely in its capacity as trust administrator and trustee, or the GUC Trust Administrator. As set forth in the GUC Trust Agreement, the activities of the GUC Trust Administrator are overseen by FTI Consulting, Inc., solely in its capacity as trust monitor of the GUC Trust, or the GUC Trust Monitor. Although the GUC Trust has no officers, directors or employees, the GUC Trust Administrator is authorized by the GUC Trust Agreement to engage professionals and other service providers to assist the GUC Trust Administrator in the administration of the GUC Trust. Accordingly, the GUC Trust and GUC Trust Administrator rely on receiving accurate information, reports and other representations from such professionals and service providers and from the GUC Trust Monitor.

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

The Plan generally provides for the distribution of New GM Securities to holders of Allowed General Unsecured Claims pro rata by the amount of such claims. In that regard, the Plan provides that each holder of an Allowed General Unsecured Claim will obtain, in addition to an initial distribution of New GM Securities in such numbers as described below, a contingent right to receive, on a pro rata basis, additional shares of New GM Common Stock and New GM Warrants (only if and to the extent such New GM Common Stock and New GM Warrants are not required to satisfy new Allowed General Unsecured Claims or to fund the liquidation and administrative costs or income tax liabilities of the GUC Trust) and cash, if any, available for distribution to the holders of such rights. Such rights are represented by units of beneficial interests in the GUC Trust, or GUC Trust Units, distributed to holders of Allowed General Unsecured Claims in proportion to the amount of their claims, subject to certain rounding rules set forth in the Plan and the GUC Trust Agreement.

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

Previous to certain amendments to the GUC Trust Agreement that were executed on August 23, 2012, payments from the Administrative Fund to GUC Trust professionals were capped on an annual and aggregate basis. By letter dated July 24, 2012, the DIP Lenders consented to allow each GUC Trust professional to be paid, from the Administrative Fund, amounts in excess of the line item amount allocated to that professional on both an annual and an aggregate basis, provided that the total amounts paid to GUC Trust professionals from the Administrative Fund do not exceed a certain aggregate dollar threshold. The DIP Lenders further provided their written consent to the execution of an amendment to the GUC Trust Agreement to effectuate the foregoing. On August 23, 2012, the GUC Trust Administrator and GUC Trust Monitor executed the amendment to the GUC Trust Agreement that had been consented to by the DIP Lenders.

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

The GUC Trust Agreement affords the GUC Trust Administrator, with the approval of the GUC Trust Monitor, the authority to set aside from distribution New GM Securities in an amount sufficient to satisfy (i) any current or projected Wind-Down Costs of the GUC Trust that exceed the amounts budgeted in the Administrative Fund, (ii) any current or projected Reporting Costs that exceed the then current Reporting and Transfer Cash, or (iii) any current or projected income tax liabilities of the GUC Trust. This process is not related to, and is separate from, the process of recording current and deferred income tax liabilities, as well as reserves for expected costs of liquidation in the Statement of Net Assets in Liquidation as a matter of financial reporting, which is only required for expected costs of liquidation for which there is a reasonable basis for estimation under applicable accounting standards. See “—Critical Accounting Policies and Estimates—Income Taxes and Reserves for Expected Costs of Liquidation” below.

The GUC Trust Administrator may liquidate New GM Securities that have been set aside from distribution to fund (with the required approval of the Bankruptcy Court) the current or projected Wind-Down Costs or Reporting Costs of the GUC Trust and (with the required approval of the GUC Trust Monitor) current and projected income tax liabilities of the GUC Trust. The cash proceeds of such sales, and the marketable securities in which such cash proceeds are invested, are referred to as Other Administrative Cash. Pursuant to the GUC Trust Agreement, any cash or investments constituting Other Administrative Cash which remain at the winding up and conclusion of the GUC Trust will be distributed to the holders of GUC Trust Units. In March 2012, and again in December 2012, the Bankruptcy Court approved the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs which were in excess of the Reporting and Transfer Cash. Through March 31, 2013, sales of New GM Securities to fund such Wind-Down Costs and Reporting Costs through calendar year 2013 aggregated $50.2 million (which amount comprised part of the GUC Trust’s Other GUC Trust Administrative Cash). No such sales have occurred subsequent to March 31, 2013.

Residual Wind-Down Claims

In addition to resolving Disputed General Unsecured Claims, the GUC Trust Administrator is required to resolve and satisfy (to the extent allowed) certain disputed administrative expenses, priority tax claims, priority non-tax claims, and secured claims against the Debtors, or the Residual Wind-Down Claims. Upon the dissolution and winding up of MLC on December 15, 2011, or the Dissolution Date, the GUC Trust assumed responsibility for the resolution and satisfaction (to the extent allowed) of such Residual Wind-Down Claims. At that time, MLC transferred to the GUC Trust assets, or the Residual Wind-Down Assets, in an amount sufficient, based upon the Debtors’ reasonable estimates, to satisfy the residual Wind-Down Claims and the costs, fees and expenses related to satisfying and resolving the Residual Wind-Down Claims, or the Residual Wind-Down Costs. The Residual Wind-Down Assets so transferred approximated $42.8 million consisting of approximately $38.6 million in cash, the transferred benefit of approximately $2.8 million in prepaid expenses and approximately $1.4 million for the payment of certain defense costs related to the Term Loan Avoidance Action, or Avoidance Action Defense Costs.

Pursuant to the GUC Trust Agreement and the Plan, the Residual Wind-Down Assets are to be administered in accordance with the GUC Trust Agreement and Plan and are to be used to satisfy and resolve the Residual Wind-Down Claims and to fund the Residual Wind-Down Costs. Any unused portions of the Residual Wind-Down Assets must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. If, collectively, the actual amounts of Residual Wind-Down Claims allowed and the Residual Wind-Down Costs exceed the Residual Wind-Down Assets, the GUC Trust Administrator may be required to set aside from distribution and sell additional New GM Securities to fund the shortfall. Any such sale of securities would reduce the amount of New GM Securities available for distribution to holders of GUC Trust Units. If the actual amount of Avoidance Action Defense Costs exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date, a new Residual Wind-Down Claim will arise in the amount of such shortfall.

Other Assets Received from MLC on the Dissolution Date

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC for the purposes of funding certain additional specified costs. These included approximately $2.0 million designated for Reporting Costs and approximately $1.4 million designated for reimbursements to indenture trustees and fiscal and paying agents under the Debtors prepetition debt issuances for costs associated with, among other things, administering distributions to registered holders of the debtors’ prepetition debt issuances. Any unused portion of such funds designated for payments to indenture trustees and fiscal and paying agents must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. Separately, on the Dissolution Date, MLC transferred $500,000 to the Avoidance Action Trust (as defined below) for the purposes of funding any potential public reporting requirements of the Avoidance Action Trust, in which funds the GUC Trust holds a residual interest to the extent unused by the Avoidance Action Trust.

Income Tax Liabilities for Certain Capital Gains

Pursuant to the Plan and the GUC Trust Agreement, the Official Committee of Unsecured Creditors in the bankruptcy cases of the Debtors, or the Committee, previously sought a private letter ruling from the Internal Revenue Service regarding the tax treatment of the GUC Trust, with respect to its holdings of New GM Securities. Prior to the Dissolution Date, MLC held record ownership of the New GM Securities for the benefit of the GUC Trust. The private letter ruling, if granted, would have eliminated the potential income tax liability on the increased market value, if any, of the New GM Securities (over the tax basis in such securities) when distributed to holders of Allowed General Unsecured Claims or GUC Trust Units. Upon the dissolution and winding-up of MLC on the Dissolution Date, record ownership of all undistributed New GM Securities was transferred to the GUC Trust. In the GUC Trust’s U.S. federal income tax returns, the tax basis per share or warrant of the New GM Securities was determined on the Dissolution Date and was $19.87 for the New GM Common Stock, $11.38 for the New GM Series A Warrants and $7.88 for the New GM Series B Warrants. Certain U.S. federal income tax returns of MLC currently are under audit by the Internal Revenue Service. The outcome of those audits and the effect, if any, it may have on the GUC Trust’s U.S. federal income tax returns or financial statements is indeterminable at this time.

As previously disclosed in its Current Report on Form 8-K as filed with the SEC on May 11, 2012, in May, 2012, the Internal Revenue Service informed the Committee that it had made a final adverse determination with regard to such private letter ruling. As a result of that determination, the GUC Trust incurs income tax liabilities on any capital gains realized upon the disposition of New GM Securities to holders of Allowed General Unsecured Claims or GUC Trust Units (unless such capital gains are offset by deductible operating losses). The GUC Trust records any current taxes payable from such realized gains (net of deductible operating losses) and a deferred tax liability at the end of each quarter for all of the New GM Securities that it then holds, where the market prices of such New GM Securities exceed their tax basis. Where the market prices of the New GM Securities held at quarter end are less than their tax basis, a deferred tax asset with a corresponding valuation allowance is recorded, resulting in no net deferred tax asset at such quarter end. A full valuation allowance is recorded under such circumstances, because realization of the deferred tax asset is uncertain (in that it is dependent upon the generation of taxable gains upon the sale or distribution of New GM Securities in the future, which is not determinable prior to occurrence). Because the amount of any deferred tax liability recorded at any quarter end is dependent upon the market prices of the New GM Securities held at such quarter end, fluctuations in such market prices will result in fluctuations in the deferred tax liability recorded in the Statement of Net Assets in Liquidation and in the income tax provision or benefit recorded in the Statement of Changes in Net Assets in Liquidation for such quarter. See “—Critical Accounting Policies and Estimates—Income Taxes” and “—Statement of Changes in Net Assets in Liquidation” below.

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

If Wilmington Trust Company, not in its individual capacity but solely in its capacity as the trustee and trust administrator of the Avoidance Action Trust, which is referred to as the Avoidance Action Trust Administrator, is successful in its prosecution of the Term Loan Avoidance Action, any amounts recovered by the Avoidance Action Trust will, pursuant to the Plan, give rise to Allowed General Unsecured Claims on behalf of the prepetition lenders from which such amounts were recovered (as beneficiaries of the GUC Trust), which is also referred to as Term Loan Avoidance Action Claims. (As used in this Form 10-Q, the amounts of “Disputed General Unsecured Claims” do not include any potential Term Loan Avoidance Action Claims.) Unless and until Term Loan Avoidance Action Claims arise, the potential holders of such claims will not be entitled to receive a distribution from the GUC Trust. However, once such Term Loan Avoidance Action Claims arise, the holders of such claims will be entitled to receive a distribution from the GUC Trust. As such, while the successful prosecution of, and recoveries under, the Term Loan Avoidance Action will result in the incurrence of additional Allowed General Unsecured Claims, because the ownership of the beneficial interests in the Avoidance Action Trust is currently under dispute, it is not known whether holders of Allowed General Unsecured Claims will benefit from any funds recovered under the Term Loan Avoidance Action. As noted above, in no event will any funds reclaimed from the prepetition lenders be transferred to the GUC Trust or be distributed to holders of GUC Trust Units in respect of such GUC Trust Units; accordingly, a holder of a GUC Trust Unit that does not hold a corresponding Allowed General Unsecured Claim (because such holder did not obtain the GUC Trust Unit in the initial distribution of GUC Trust Units to the holders of Allowed General Unsecured Claims as of the Effective Date or in subsequent distributions of GUC Trust Units to the holders of Resolved Disputed Claims) will potentially have its recovery diluted through the incurrence of Term Loan Avoidance Action Claims by the GUC Trust, without receiving the benefit of any cash recovered pursuant to the Term Loan Avoidance Action.

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

The New GM Common Stock and New GM Warrants are listed on the New York Stock Exchange. As of June 28, 2013, the last trading day before the end of the fiscal quarter, the closing trading price of shares of New GM Common Stock was $33.31 (as compared to $27.82 as of March 28, 2013, the last trading day before the end of that fiscal quarter); the closing trading price of New GM Series A Warrants was $24.00 (as compared to $18.5599 as of March 28, 2013); and the closing trading price of New GM Series B Warrants was $16.35 (as compared to $11.79 as of March 28, 2013), in each case as reported by Bloomberg Finance L.P. The GUC Trust Units are not listed on any securities exchange.

The following table shows the intraday high and low trading prices of the New GM Common Stock for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended September 30, 2012	$25.15	$18.72
Ended December 31, 2012	$28.90	$22.67
Ended March 31, 2013	$30.68	$26.19
Ended June 30, 2013	$35.49	$27.11

The following table shows the intraday high and low trading prices of the New GM Series A Warrants for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended September 30, 2012	$16.17	$8.70
Ended December 31, 2012	$19.62	$13.72
Ended March 31, 2013	$21.33	$17.00
Ended June 30, 2013	$25.87	$17.89

The following table shows the intraday high and low trading prices of the New GM Series B Warrants for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended September 30, 2012	$10.08	$6.1901
Ended December 31, 2012	$12.58	$8.18
Ended March 31, 2013	$14.10	$10.64
Ended June 30, 2013	$18.11	$11.32

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

Marketable Securities

Marketable securities consist of short term investments in corporate commercial paper and municipal government commercial paper and variable demand notes. The GUC Trust has valued these securities at fair value based on carrying value for municipal and corporate commercial paper where carrying value approximates fair value and par value for variable demand notes where par value equals fair value.

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

Reserves for Expected Costs of Liquidation

Under the liquidation basis of accounting, the GUC Trust is required to estimate and accrue the costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs, described as Wind-Down Costs and Reporting Costs in Note 2, “Plan of Liquidation” to the financial statements, consist principally of professional fees, costs of governance, and other administrative expenses. These amounts may vary significantly due to, among other things, the time and effort required to complete all distributions under the Plan. The GUC Trust has recorded reserves for expected costs of liquidation that represent estimated costs to be incurred over the remaining liquidation period of the GUC Trust for which there is a reasonable basis for estimation. The amount of liquidation costs that will ultimately be incurred depends both on the period of time and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of June 30, 2013, such remaining liquidation period has been estimated on a probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis in the circumstances. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period could change in the near term.

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

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. As of June 30, 2013, there are no known items which would result in a significant accrual for uncertain tax positions. Certain U.S. federal income tax returns of MLC currently are under audit by the Internal Revenue Service. The outcome of those audits and the effect, if any, it may have on the GUC Trust’s U.S. federal income tax returns or financial statements is indeterminable at this time.

The income tax provision for the three months ended June 30, 2013 was determined by computing the deferred tax provision using the enacted statutory rate of 39.6% that went into effect for the GUC Trust’s fiscal year beginning on April 1, 2013. For the three months ended June 30, 2012, the GUC Trust’s statutory tax rate of 35% was applied. There was no current tax provision in any periods. An annual effective tax rate is not determinable because the GUC Trust’s only significant source of income is gains on dispositions of New GM Securities, which are not determinable until realized.

Funding Obligation to the Avoidance Action Trust

Based on an analysis of the Avoidance Action Trust and its potential funding sources, the GUC Trust Administrator, in conjunction with the trust administrator and trustee for the Avoidance Action Trust, determined that it would be in the best interest of the holders of Allowed General Unsecured Claims to fund certain fees, costs and expenses of the Avoidance Action Trust, subject to approval of the Bankruptcy Court. As described in Note 2, “Plan of Liquidation” to the financial statements, in March 2012, the Bankruptcy Court approved the sale of New GM Securities aggregating approximately $13.7 million and the transfer of the resulting proceeds to the Avoidance Action Trust for such funding. The sale occurred in March 2012 and the proceeds were transferred from the GUC Trust to the Avoidance Action Trust on May 14, 2012.

Use of Estimates

The preparation of financial statements on a liquidation basis in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements and related footnotes. Significant estimates include the anticipated amounts and timing of future cash flows for Expected Liquidation Costs, Residual Wind-Down Claims and Costs, and fair value of marketable securities. Actual results could differ from those estimates.

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

Statement of Changes in Net Assets in Liquidation

During the three months ended June 30, 2013, net assets in liquidation increased by approximately $234.5 million, from approximately $1,390.2 million to approximately $1,624.7 million, principally as a result of an increase in the fair value of holdings of New GM Securities since March 31, 2013. As noted above in “—Recent Trading Prices of New GM Securities,” the closing trading price of New GM Common Stock, as well as the New GM Series A and New GM Series B Warrants, increased between the last trading day of the quarter ended March 31, 2013 and the last trading day of the quarter ended June 30, 2013.

The changes in net assets in liquidation for the three months ended June 30, 2013 also reflected the impact of approximately $18.9 million of liquidating distributions of New GM Securities during the period, as well as a net reduction of approximately $1.7 million in reserves for expected costs of liquidation during the three months ended June 30, 2013. As described below in more detail in “—Liquidation and Administrative Costs,” such reduction in the reserves for expected costs of liquidation resulted primarily from a decrease in expected Reporting Costs.

In addition, the changes in net assets in liquidation for the three months ended June 30, 2013 reflect the impact of an income tax provision of $166.2 million recorded during the period. The income tax provision resulted from the increase during the period in the deferred tax liability. The increase in the deferred tax liability is primarily due to an increase in the fair value in excess of the tax basis of New GM Securities held by the GUC Trust resulting from the increase in the fair value of New GM Securities during the three months ended June 30, 2013. See “—Functions and Responsibilities of the GUC Trust—Income Tax Liabilities for Certain Capital Gains” above and Note 8, “Income Tax Provision,” to the financial statements.

The changes in net assets in liquidation for the three months ended June 30, 2013 also reflect approximately $27,000 of interest and dividend income earned on cash and short term investments held by the GUC Trust to pay certain future expenses.

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

Under U.S. GAAP, these reserves may be established only to the extent there is a reasonable basis for their estimation. From time to time, as additional costs are identified and for which there is reasonable basis for estimation, the GUC Trust records an increase to its Reserves for Expected Costs of Liquidation and charges such increase as an Addition to Reserves for Expected Costs of Liquidation in the Statement of Changes in Net Assets in Liquidation. As costs are actually incurred by the GUC Trust, such costs reduce the previously recorded Reserves for Expected Costs of Liquidation by the amount of such incurred costs, with no further effect on the Statement of Changes in Net Assets in Liquidation.

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

As of June 30, 2013, the GUC Trust had approximately $53.6 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $61.5 million in reserves as of March 31, 2013. The following table summarizes in greater detail the changes in such reserves during the three months ended June 30, 2013:

(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee / Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Reserves as of March 31, 2013	$38,043	$20,442	$499	$898	$1,631	$61,513
Plus additions to (reductions in) reserves	141	(1,819)	—	—	—	(1,678)
Less liquidation costs incurred:
Trust Professionals	(3,604)	(685)	—	(138)	(237)	(4,664)
Trust Governance	(973)	(449)	(8)	—	—	(1,430)
Other Administrative Expenses	(13)	(127)	—	—	—	(140)

Reserves as of June 30, 2013	$33,594	$17,362	$491	$760	$1,394	$53,601

Reserves were reduced approximately $1.7 million during the three months ended June 30, 2013 as a result of a $1.8 million decrease in expected Reporting Costs offset in part by an increase of $0.1 million in expected Wind-Down Costs. The decrease in expected Reporting Costs is associated with increased visibility into expected Reporting Costs primarily as a result of completing the first full year of SEC reporting requirements for the year ended March 31, 2013. The increase in expected Wind-Down Costs is associated with revised estimates of the expected costs of the Nova Scotia Matter offset in large part by reductions in expected ongoing costs of services provided by GUC Trust professionals based on continuing trends in such costs. In comparison, approximately $0.7 million in additional reserves were accrued during the three months ended June 30, 2012 in order to reflect decreases in expected Wind-Down Costs of approximately $3.2 million and increases in expected Reporting Costs of approximately $4.0 million. The decrease in expected Wind-Down Costs resulted from the execution of a letter agreement with the DIP lenders dated July 24, 2012 providing for relief from certain restrictions on utilization of Wind-Down Assets, offset in part by an increase in expected Wind-Down Costs associated with (i) increased visibility into the ongoing costs necessary to conduct the wind-down activities of the GUC Trust,(ii) revised estimates related to the expected costs of certain litigation and (iii) additional GUC Trust professionals services required as a result of the adverse determination from the Internal Revenue Service with respect to the requested issuance of a private letter ruling. The increase in expected Reporting Costs was associated with (i) increased visibility into expected Reporting Costs as a result of the no-action letter from the Securities and Exchange Commission dated May 23, 2012 and (ii) additional GUC Trust professionals services required as a result of the adverse determination from the Internal Revenue Service with respect to the requested issuance of a private letter ruling.

Total reserves were reduced by the amount of liquidation and administrative costs incurred during the three months ended June 30, 2013. Trust professional costs incurred during the three months ended June 30, 2013 were approximately $4.7 million, as compared to approximately $8.9 million for the three months ended June 30, 2012. The decrease of $4.2 million from period to period was due primarily to decreases in Wind-Down, Reporting and Residual Wind-Down Costs. Trust Governance Costs incurred during the three months ended June 30, 2013, were approximately $1.4 million, as compared to approximately $1.6 million for the three months ended June 30, 2012. The decrease of $0.2 million from period to period was primarily due to decreased fees and reimbursable expenses for the GUC Trust Administrator and GUC Trust Monitor. Other administrative costs during the three months ended June 30, 2013 were approximately $140,000 compared to approximately $66,000 for the three months ended June 30, 2012. Such costs represented miscellaneous fees and costs of the GUC Trust. For additional information regarding the components of each category of costs, see “—Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs,” “—Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “—Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC Trust on the Dissolution Date.”

The foregoing reserves represent future costs of the GUC Trust for which there was a reasonable basis for estimation as of June 30, 2013 and, therefore, are recorded under the liquidation basis of accounting in accordance with U.S. GAAP. It is reasonably possible, however, that additional costs will be incurred for which there was not a reasonable basis for estimation as of June 30, 2013. In particular, as of June 30, 2013, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through December 2016, which date assumes an extension of the current scheduled dissolution date of the GUC Trust. This end date of the remaining liquidation period has been estimated on a probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis in the circumstances. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued.

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

Net Assets in Liquidation

Disputed Claims

During the three months ended June 30, 2013, the GUC Trust Administrator resolved Disputed General Unsecured Claims with an aggregate maximum asserted dollar amount of approximately $200.7 million, approximately $55.5 million of which were allowed and approximately $145.2 million of which were disallowed.

The following table provides additional detail regarding claims resolution status for the three months ended June 30, 2013:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claims Amount (2)
As of March 31, 2013	$30,227,244	$3,604,871	$1,500,000	$5,104,871	$35,332,115
New Allowed General Unsecured Claims, net	55,486	—	—	—	55,486
Disputed General Unsecured Claims Resolved or Disallowed	—	(200,705)	—	(200,705)	(200,705)

As of June 30, 2013	$30,282,730	$3,404,166	$1,500,000	$4,904,166	$35,186,896

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

During the three months ended June 30, 2013, holders of Disputed General Unsecured Claims that were allowed during that period became entitled to a distribution of 221,014 shares of New GM Common Stock, 200,924 New GM Series A Warrants and 200,924 New GM Series B Warrants, in the aggregate. The distributions in respect of such new Allowed General Unsecured Claims, to claim holders for which informational requirements had been met, were made on or about August 9, 2013. See “—Distributable Assets” below.

Of the Disputed General Unsecured Claims aggregating $3.40 billion in the table above, approximately $2.68 billion relates to litigation currently being pursued by the GUC Trust, which we refer to as the Nova Scotia Matter, to disallow, equitably subordinate or reduce the following claims in the Chapter 11 Cases of the Debtors: (i) claims aggregating approximately $1.07 billion (which we refer to collectively as the Guarantee Claims) filed by or on behalf of certain holders of notes (which we refer to as the Nova Scotia Notes) issued in 2003 by General Motors Nova Scotia Finance Company (which we refer to as Nova Scotia Finance), a Nova Scotia unlimited liability company and former subsidiary of MLC, and guaranteed by MLC, and (ii) the claim of approximately $1.61 billion (which we refer to, collectively with the Guarantee Claims, as the Disputed Nova Scotia Claims) filed by the bankruptcy trustee for Nova Scotia Finance. In addition, the GUC Trust has determined that, as of June 30, 2013, approximately $378 million of the aggregate $3.4 billion of Disputed General Unsecured Claims relates to claims filed directly by former beneficial owners of notes previously issued or guaranteed by the Debtors, for which proofs of claim have otherwise been filed indirectly on behalf of such beneficial owners as members of a broader class. The GUC Trust expects to petition the Bankruptcy Court for the disallowance of such duplicative claims.

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

Distributable Assets

The table below summarizes the activity in the New GM Securities that comprise the GUC Trust’s distributable assets, including the amounts of New GM Securities distributed through or distributable as of June 30, 2013, as well as the numbers of New GM Securities available for distribution to holders of GUC Trust Units as of June 30, 2013:

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants
Distributable Assets as of Effective Date (March 31, 2011)	150,000,000	136,363,635	136,363,635
Prior Distributions (1)	(120,273,459)	(109,339,697)	(109,339,697)
Prior Sales to Fund GUC Trust Costs and Avoidance Action Trust Funding Obligation	(1,171,650)	(1,065,134)	(1,065,134)

Holdings of New GM Securities as of June 30, 2013 (2)	28,554,891	25,958,804	25,958,804
Less: Distributions Payable at June 30, 2013 (1), (3)	(349,789)	(317,941)	(317,941)
Less: Amounts Set Aside from Distribution to Fund Projected GUC Trust Costs	(365,397)	(332,150)	(332,150)
Less: Amounts Set Aside from Distribution to Fund Potential GUC Trust Tax Liabilities	(8,305,096)	(7,550,087)	(7,550,087)

Distributable Assets as of June 30, 2013 (4)	19,534,609	17,758,626	17,758,626

(1)	The numbers of New GM Securities shown as distributed or distributable include sales for (a) cash distributions to governmental entities to the extent such governmental entities have requested such sales and demonstrated to the satisfaction of the GUC Trust Administrator that such governmental entities are precluded by applicable law from receiving distributions of New GM Securities and (b) fractional amounts of New GM Securities, in lieu of which the GUC Trust is required pursuant to the GUC Trust Agreement to distribute cash, subject to certain minimum thresholds.
(2)	Holdings of New GM Securities reflect the numbers of New GM Securities used to determine Holdings of New GM Securities in the Statement of Net Assets in Liquidation. See Note 5, “Holdings of New GM Securities” to the financial statements.
(3)	Distributions Payable are in respect of new Allowed General Unsecured Claims (including both (a) Allowed General Unsecured Claims that were newly allowed during the quarter ended June 30, 2013 and (b) Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled).
(4)	Distributable Assets reflects the numbers of New GM Securities shown as “GUC Trust Distributable Assets” on the report included as Exhibit 99.1 to the Form 8-K filed by the GUC Trust with the SEC on July 22, 2013. Such New GM Securities have been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims as of June 30, 2013. To the extent such claims are resolved in favor of the GUC Trust, those amounts of New GM Securities set aside may become available for distribution to holders of GUC Trust Units in future periods.

As described above under the heading “—Disputed Claims,” as of June 30, 2013, there were approximately $30,282.7 million in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed, or was obligated to distribute as of June 30, 2013, in the aggregate, 120,623,248 shares of New GM Common Stock, 109,657,638 New GM Series A Warrants and 109,657,638 New GM Series B Warrants. These amounts reflect 221,014 shares of New GM Common Stock, 200,924 New GM Series A Warrants and 200,924 New GM Series B Warrants, which were set aside for distribution in respect of Allowed

General Unsecured Claims that were newly allowed during the quarter ended June 30, 2013. As previously disclosed in Exhibit A to Exhibit 99.1 to the Form 8-K filed by the GUC Trust with the SEC on July 22, 2013, as of June 30, 2013, there were no New GM Securities that were currently distributable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets.

During the three months ended June 30, 2013, no New GM Securities were sold to fund liquidation and administrative costs of the GUC Trust.

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

The GUC Trust Administrator reevaluates, on a quarterly basis, the amount of New GM Securities needed to be set aside from distribution for purposes of funding projected liquidation and administrative costs. Such reevaluation includes a calculation that converts estimates of projected liquidation and administrative costs into the number of New GM Securities to be set aside from distribution, using the lowest closing price for the New GM Securities since December 15, 2011 (the date record ownership of the New GM Securities was transferred to the GUC Trust from MLC). During the three months ended June 30, 2013, the number of New GM Securities set aside from distribution to fund projected liquidation and administrative costs of the GUC Trust was reduced by 375,391 shares of New GM Common Stock, 341,265 New GM Series A Warrants and 341,265 New GM Series B Warrants from those previously set aside. Such reductions reflect limitations on the number of New GM Securities that were available to be set aside after the set aside for potential taxes on distribution as described below. Accordingly, as of June 30, 2013, the GUC Trust had set aside from distribution, in the aggregate, 365,397 shares of New GM Common Stock, 332,150 New GM Series A Warrants, and 332,150 New GM Series B Warrants, with an aggregate fair value of $25.6 million, in order to partially fund projected liquidation and administrative costs of the GUC Trust. To the extent that New GM Securities associated with currently Disputed General Unsecured Claims become available for distribution in future periods, such New GM Securities may need to be further set aside by the GUC Trust Administrator in order to fund additional currently projected liquidation and administrative costs, in accordance with the GUC Trust Agreement and with the approval of the GUC Trust Monitor, pursuant to the same procedures described above. See “—Liquidation and Administrative Costs” above.

In addition to reevaluating the amount of New GM Securities to be set aside from distribution to fund projected liquidation and administrative costs, the GUC Trust Administrator also reevaluates, on a quarterly basis, the amount of New GM Securities needed to be set aside from distribution to fund potential income tax liabilities on realized gains and future gains from the disposition of New GM Securities. This determination is made on a basis different than that used to calculate deferred tax liabilities for financial statement purposes. The “set aside” calculation methodology uses the highest closing price for the New GM Securities since December 15, 2011 (the date record ownership of the New GM Securities was transferred to the GUC Trust from MLC) in estimating the potential taxes on future gains from the disposition of New GM Securities. By contrast, in calculating deferred tax liabilities for purposes of financial reporting, the GUC Trust uses the closing price as of the last trading date of the fiscal quarter. The “set aside” calculation then converts estimates of potential income tax liabilities into the number of New GM Securities to be set aside from distribution, using the lowest closing price for the New GM Securities since December 15, 2011 (the date record ownership of the New GM Securities was transferred to the GUC Trust from MLC). Certain U.S. federal income tax returns of MLC currently are under audit by the Internal Revenue Service. The outcome of those audits and the effect, if any, it may have on the GUC Trust’s U.S. federal income tax returns is indeterminable at this time.

As a result of the foregoing quarterly reevaluation, for the three months ended June 30, 2013, of the number of New GM Securities needed to be set aside to fund potential income tax liabilities, the GUC Trust Administrator determined that it was necessary to reserve 953,653 additional shares of New GM Common Stock, 866,957 additional New GM Series A Warrants and 866,957 additional New GM Series B Warrants, primarily as a result of an increase in potential taxes on future gains from the disposition of New GM Securities resulting from increases in the fair value of New GM Securities during the period. Such increases in the number of reserved New GM Securities reflect limitations on the number of New GM Securities that were available to be set aside. Including such additional New GM Securities, as of June 30, 2013, the GUC Trust had set aside from distribution in the aggregate 8,305,096 shares of New GM Common Stock, 7,550,087 New GM Series A Warrants and 7,550,087 New GM Series B Warrants, with an aggregate fair value of approximately $581.3 million, in order to fund potential income tax liabilities. For additional information, see “Funding for Potential Tax Liabilities” in Note 2, “Plan of Liquidation”, to the financial statements. The “set aside” calculation for potential income tax liabilities as of June 30, 2013 is set forth below:

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Total	Calculation Reference

Holdings of New GM Securities as of June 30, 2013	28,554,891	25,958,804	25,958,804
Tax basis of New GM Securities	$19.87	$11.38	$7.88
Highest closing price since December 15, 2011 (1)	$35.03	$25.60	$17.9401

Estimated potential taxable gain per New GM Security	$15.16	$14.22	$10.0601

Aggregate estimated potential taxable gain (in thousands)	$432,892	$369,134	$261,148	$1,063,174
Net operating losses through June 30, 2013 (in thousands)				(47,750)
Additional expected tax deductible costs of liquidation (in thousands)				(47,606)

Estimated potential taxable income (in thousands)				$967,818
Tax rate				39.6%

Estimated potential income tax liabilities (in thousands)				$383,256	A

Lowest closing price since December 15, 2011 (2)	$18.80	$10.16	$6.24		B
Ratio to set aside (3)	100%	91%	91%
Value per New GM Security, based on ratio to set aside	$18.80	$9.24	$5.67		C
Percentage allocable to each class of New GM Security	56%	27%	17%	100%	D = C/ (sum of C)
Amount to be set aside, as allocated to each class of New GM Security (in thousands)	$213,747	$105,013	$64,496	$383,256	E = D*A
Number of New GM Securities to be set aside to fully reflect holdback calculation methodology	11,369,503	10,335,912	10,335,912		F = E/B
Less: Limitation on number of New GM Securities to be set aside	3,064,407	2,785,825	2,785,825

Number of New GM Securities set aside for potential income tax liabilities	8,305,096	7,550,087	7,550,087
Closing price at June 30, 2013	$33.31	$24.00	$16.35

Fair value of New GM Securities to be set aside at June 30, 2013 (in thousands)	$276,643	$181,202	$123,444	$581,289

(1)	The highest closing prices for the New GM Common Stock, the New GM Series A Warrants and the New GM Series B Warrants occurred on June 7, 2013.
(2)	The lowest closing prices for the New GM Common Stock, the New GM Series A Warrants and the New GM Series B Warrants occurred on July 25, 2012.
(3)	The “ratio to set aside” is calculated by dividing the number of New GM Securities of each class authorized for distribution under the Plan (i.e., 150,000,000 shares of New GM Common Stock and 136,363,635 of each series of New GM Warrants) by the number of shares of New GM Common Stock authorized for distribution under the Plan.

After deducting amounts set aside from distribution to fund additional projected liquidation and administrative costs and potential income tax liabilities of the GUC Trust and amounts set aside for distributions payable in respect of new Allowed General Unsecured Claims, as of June 30, 2013, the distributable assets of the GUC Trust included 19,534,609 shares of New GM Common Stock, 17,758,626 New GM Series A Warrants and 17,758,626 New GM Series B Warrants, with an aggregate fair value of approximately $1,367.3 million. Such New GM Securities had been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. To the extent such claims are resolved in favor of the GUC Trust, those amounts of New GM Securities set aside may become available for distribution to holders of GUC Trust Units in future periods.

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

GUC Trust Units

The table below details the changes in the numbers of GUC Trust Units outstanding or issuable during the three months ended June 30, 2013:

GUC Trust Units
Outstanding or Issuable as of March 31, 2013 (1)	30,227,314
Issued during three months ended June 30, 2013	28,879
Less: Issuable as of March 31, 2013 (1)	(28,879)
Add: Issuable as of June 30, 2013 (1)	55,487

Outstanding or Issuable as of June 30, 2013	30,282,801

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of (a) Allowed General Unsecured Claims that were newly allowed during the preceding fiscal year and (b) Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled.

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

During the three months ended June 30, 2013, the GUC Trust’s holdings of cash and cash equivalents increased approximately $0.5 million from approximately $1.0 million to approximately $1.5 million. The increase was due primarily to proceeds from the maturity and sale of marketable securities in excess of reinvestments of $7.1 million offset in part by cash used to fund liquidation and administrative costs of $5.5 million and cash used for payment of Residual Wind-Down Claims of $1.2 million.

During the three months ended June 30, 2013, the funds invested by the GUC Trust in marketable securities decreased approximately $7.1 million, from approximately $76.8 million to approximately $69.7 million. The decrease was due primarily to reduced re-investments of cash in marketable securities in order to fund cash needs during the period. The GUC Trust earned approximately $27,000 in interest and dividend income on such investments during the three months ended June 30, 2013.

In addition to funds held for payment of costs of liquidation and administration, the GUC Trust also holds New GM Securities, a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to sell with the approval of the Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs and income tax liabilities as they become due. As of June 30, 2013, the aggregate fair value of the New GM Securities held by the GUC Trust, excluding securities set aside for liquidating distributions payable as of that date, was approximately $1,974.1 million. As of June 30, 2013, the GUC Trust Administrator had further set aside from distribution New GM Securities with an aggregate fair market value of approximately $25.6 million to fund projected liquidation and administrative costs, and New GM Securities with an aggregate fair market value of approximately $581.3 million to fund potential income taxes. See “—Net Assets in Liquidation—Distributable Assets” above.

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

“Residual Wind-Down Assets” means the funds remaining of the approximately $42.8 million in cash and prepaid expenses transferred by MLC to the GUC Trust on the Dissolution Date to satisfy the Residual Wind-Down Claims and Residual Wind-Down Costs (which amount consisted of approximately $38.6 million in cash, the transferred benefit of approximately $2.8 million in prepaid expenses and approximately $1.4 million for the payment of certain defense costs related to the Term Loan Avoidance Action)

“Residual Wind-Down Claims” means all disputed administrative expenses, priority tax claims, priority non-tax claims, and secured claims against the Debtors that were remaining as of the Dissolution Date.

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

“Term Loan Avoidance Action Claims” means the Allowed General Unsecured Claims that arise in the amount of any recovery of proceeds if the Avoidance Action Trust Administrator is successful in its prosecution of the Term Loan Avoidance Action. For the avoidance of doubt, as used in this Form 10-Q, the amounts of “Disputed General Unsecured Claims” do not include any potential Term Loan Avoidance Action Claims.

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

There has been no material change regarding legal proceedings from the disclosure previously included in filings with the Securities and Exchange Commission. As previously described in the Form 8-K filed with the Securities and Exchange Commission on June 27, 2013, the Bankruptcy Court entered an order on that date requiring the commencement of a mediation process in the Nova Scotia Matter. Mediation with respect to the Nova Scotia Matter is ongoing.

Item 1A.	Risk Factors.

There have been no material changes regarding risk factors from what was previously included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 21, 2013.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Motors Liquidation Company GUC Trust, for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Net Assets in Liquidation (Liquidation Basis) as of June 30, 2013 and March 31, 2013, (ii) Condensed Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three months ended June 30, 2013 and 2012, (iii) Condensed Statements of Cash Flows (Liquidation Basis) for the three months ended June 30, 2013 and 2012 and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2013

MOTORS LIQUIDATION COMPANY GUC TRUST

By: Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

By:	/s/ David A. Vanaskey
Name:	David A. Vanaskey
Title:	Vice President of Wilmington Trust Company

EXHIBIT INDEX

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Motors Liquidation Company GUC Trust, for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Net Assets in Liquidation (Liquidation Basis) as of June 30, 2013 and March 31, 2013, (ii) Condensed Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three months ended June 30, 2013 and 2012, (iii) Condensed Statements of Cash Flows (Liquidation Basis) for the three months ended June 30, 2013 and 2012 and (iv) Notes to Condensed Financial Statements.