Form 10-Q
period 2013-09-30
Motors Liquidation Co
filed 2013-11-07
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

*	The registrant is not required to file reports pursuant to Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934, but has filed all reports required pursuant to the no-action letter of the Securities and Exchange Commission to the registrant dated May 23, 2012.

MOTORS LIQUIDATION COMPANY GUC TRUST

FORM 10-Q TABLE OF CONTENTS

Item 1.	Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	September 30, 2013	March 31, 2013
	Unaudited
ASSETS
Cash and Cash Equivalents	$34,201	$1,010
Marketable Securities	30,435	76,796
Holdings of New GM Securities (Note 5)	2,189,737	1,591,110
Other Assets & Deposits	1,586	1,815

TOTAL ASSETS	2,255,959	1,670,731
LIABILITIES
Accounts Payable & Accrued Liabilities	5,510	6,782
Liquidating Distributions Payable (Note 4)	100,447	16,555
Deferred Tax Liability (Note 8)	—	164,845
Reserves for Residual Wind Down Claims (Note 7)	29,437	30,855
Reserves for Expected Costs of Liquidation (Note 7)	43,107	61,513

TOTAL LIABILITIES	178,501	280,550

NET ASSETS IN LIQUIDATION (Note 3)	$2,077,458	$1,390,181

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net Assets in Liquidation, beginning of period	$1,624,717	$1,007,366	$1,390,181	$1,369,239

Increase (decrease) in net assets in liquidation:
Net reductions (additions) to reserves for Expected Costs of Liquidation (Note 7)	6,531	(4,678)	8,209	(5,398)
Liquidating distributions (Note 4)	(81,885)	(35,307)	(100,808)	(55,149)
Net change in fair value of holdings of New GM Securities	197,067	203,624	614,991	(246,323)
Interest and dividend income	13	20	40	73
Income tax benefit (provision) (Note 8)	331,015	(20,318)	164,845	88,265

Net increase (decrease) in net assets in liquidation	452,741	143,341	687,277	(218,532)

Net Assets in Liquidation, end of period	$2,077,458	$1,150,707	$2,077,458	$1,150,707

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Six Months Ended September 30,
	2013	2012
Cash flows from (used in) operating activities
Cash receipts from interest and dividends	$41	$83
Cash paid for professional fees, governance costs and other administrative costs	(11,491)	(21,255)
Cash paid for Residual Wind-Down Claims	(1,168)	(1,145)
Cash paid for distributions	(580)	(1)

Net cash flows used in operating activities	(13,198)	(22,318)
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(57,035)	(99,721)
Cash from maturities and sales of marketable securities	103,396	99,765

Net cash flows from investing activities	46,361	44
Cash flows from (used in) financing activities
Cash from sale of New GM Securities for distribution	28	7
Cash transferred to the Avoidance Action Trust	—	(13,715)

Net cash flows from (used in) financing activities	28	(13,708)

Net increase (decrease) in cash and cash equivalents	33,191	(35,982)
Cash and cash equivalents, beginning of period	1,010	38,396

Cash and cash equivalents, end of period	$34,201	$2,414

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

September 30, 2013

1. Description of Trust and Reporting Policies

The Motors Liquidation Company GUC Trust (“GUC Trust”) is a successor to Motors Liquidation Company (formerly known as General Motors Corp.) (“MLC”) within the meaning of Section 1145 of the United States Bankruptcy Code (“Bankruptcy Code”). The GUC Trust holds, administers and directs the distribution of certain assets pursuant to the terms and conditions of the Amended and Restated Motors Liquidation Company GUC Trust Agreement (the “GUC Trust Agreement”), dated as of June 11, 2012, and as amended from time to time, and pursuant to the Second Amended Joint Chapter 11 Plan (the “Plan”), dated March 18, 2011, of MLC and its debtor affiliates (collectively, along with MLC, the “Debtors”), for the benefit of holders of allowed general unsecured claims against the Debtors (“Allowed General Unsecured Claims”).

The GUC Trust was formed on March 30, 2011, as a statutory trust under the Delaware Statutory Trust Act, for the purposes of implementing the Plan and distributing the GUC Trust’s distributable assets. The Plan generally provides for the distribution of certain shares of common stock (“New GM Common Stock”) of the new General Motors Company, formerly known as NGMCO, Inc. (“New GM”), and certain warrants for the purchase of shares of such stock (the “New GM Warrants,” and, together with the New GM Common Stock, the “New GM Securities”) to holders of Allowed General Unsecured Claims pro rata by the amount of such claims. In addition, the Plan provides that each holder of an Allowed General Unsecured Claim will obtain, in the form of GUC Trust Units (as defined below), a contingent right to receive, on a pro rata basis, additional shares of New GM Common Stock and New GM Warrants (if and to the extent such New GM Common Stock and New GM Warrants are not required for the satisfaction of previously Disputed General Unsecured Claims (as defined in Note 2) or liquidation for the payment of the expenses or liabilities of the GUC Trust) and certain cash, if any, remaining at the dissolution of the GUC Trust.

The GUC Trust exists solely for the purpose of resolving claims, distributing New GM Securities and winding down the affairs of MLC, all in accordance with a plan of liquidation of MLC approved by the Bankruptcy Court. Accordingly, the GUC Trust has prepared the accompanying financial statements on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Under the liquidation basis of accounting as prescribed by the Financial Accounting Standards Board (FASB) Accounting Standards Codification, assets are stated at their estimated net realizable value, which is the non-discounted amount of cash into which an asset is expected to be converted during the liquidation period, while liabilities continue to be recognized at the amount required by other U.S. GAAP, and are not remeasured to reflect any anticipation that an entity will be legally released from an obligation. Additionally, under the liquidation basis of accounting, a reserve is established for estimated costs expected to be incurred during the liquidation period. Such costs are accrued when there is a reasonable basis for estimation. These estimates are periodically reviewed and adjusted as appropriate. The valuation of assets at net realizable value, reserves for residual wind-down claims and reserves for expected costs of liquidation represent estimates, based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change.

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

The accompanying (a) condensed Statement of Net Assets in Liquidation at March 31, 2013, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements. The GUC Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets in liquidation for the six months ended September 30, 2013, are not necessarily indicative of the changes in net assets that may be expected for the full year. The GUC Trust believes that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, the accompanying interim condensed financial statements should be read in conjunction with the GUC Trust’s financial statements for the year ended March 31, 2013, included in the Form 10-K filed by the GUC Trust with the Securities and Exchange Commission on May 21, 2013.

The preparation of condensed financial statements in conformity with U.S. GAAP requires the GUC Trust Administrator to make estimates and assumptions that affect the reported amounts of assets and liabilities and are subject to change.

Changes to U.S. GAAP are made by the FASB in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification (ASC). The GUC Trust considers the applicability and impact of all ASU’s. ASU’s not noted herein were assessed and determined to be not applicable. In April 2013, the FASB issued ASU No. 2013-07, Liquidation Basis of Accounting, which amended the FASB ASC and provides guidance as to when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The provisions are effective for annual periods beginning after December 15, 2013, and interim periods therein. The GUC Trust does not expect the adoption of these provisions will have a material impact on its financial statements.

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

Pursuant to the GUC Trust Agreement, holders of Disputed General Unsecured Claims become entitled to receive a distribution of New GM Securities from the GUC Trust if, and to the extent that, such Disputed General Unsecured Claims become Allowed General Unsecured Claims. Under the GUC Trust Agreement, the GUC Trust Administrator has the authority to file objections to such Disputed General Unsecured Claims and the Bankruptcy Court has extended the time by which the GUC Trust may object to Disputed General Unsecured Claims and Administrative Expenses as defined in the Plan to March 20, 2014 (which date may be further extended by application to the Bankruptcy Court). Such claims may be prosecuted through alternative dispute resolution proceedings, including mediation and arbitration (“ADR Proceedings”), if appropriate. The GUC Trust Administrator and its professionals are currently prosecuting multiple objections to Disputed General Unsecured Claims.

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

Only one Avoidance Action, captioned Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al., Adv. Pro. No.09-00504 (Bankr. S.D.N.Y. July 31, 2009) (the “Term Loan Avoidance Action”), was commenced prior to the statutory deadline for commencing such actions. The Term Loan Avoidance Action was commenced by the Official Committee of Unsecured Creditors of Motors Liquidation Company (the “Committee”), and seeks the return of approximately $1.5 billion that had been transferred by the Debtors (with funds advanced after the commencement of the Chapter 11 Cases of the Debtors (as defined in Item 2 (“Management’s Discussion and Analysis”) under the heading “Glossary” below) by the United States Treasury and Export Development Canada (together, the “DIP Lenders”)) to a consortium of prepetition lenders pursuant to the terms of the order of the Bankruptcy Court. On December 15, 2011, in accordance with the Plan, upon the dissolution of MLC, the Term Loan Avoidance Action was transferred to the Avoidance Action Trust (as defined below). To the extent that Wilmington Trust Company, not in its individual capacity but solely in its capacity as the trustee and trust administrator of the Avoidance Action Trust (the “Avoidance Action Trust Administrator”), is successful in obtaining a judgment against the defendant(s) to the Term Loan Avoidance Action, Allowed General Unsecured Claims will arise in the amount of any transfers actually avoided (that is, disgorged) pursuant thereto (such general unsecured claims “Term Loan Avoidance Action Claims,” and together with Resolved Disputed Claims, the “Resolved Allowed Claims”).

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

Funding for GUC Trust Costs of Liquidation

The GUC Trust has incurred and will continue to incur certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (the “GUC Trust Administrative Fund”) primarily for the purpose of paying certain fees and expenses incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for professionals retained by the GUC Trust), other than the Reporting Costs, as defined below (“Wind-Down Costs”). Cash or investments from the GUC Trust Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. As of September 30, 2013, the remaining GUC Trust Administrative Fund aggregated $15.6 million. Of that amount, approximately $7.0 million has been separately designated for the satisfaction of costs relating to GUC Trust governance and services provided by GUC Trust professionals (other than Reporting Costs (as defined below)), which funds must be exhausted prior to the use of any Other GUC Trust Administrative Cash (as defined below) for such purposes.

The GUC Trust Agreement authorized the GUC Trust to liquidate a designated initial amount of New GM Securities (the “Initial Reporting Cash”) shortly after the Effective Date for the purposes of funding certain fees and expenses of the GUC Trust (the “Reporting Costs”), including those directly or indirectly relating to (i) reports to be prepared and filed by the GUC Trust pursuant to applicable rules, regulations and interpretations of the Securities and Exchange Commission, (ii) the transfer, registration for transfer and certification of GUC Trust Units, and (iii) the application by the Committee (as defined below) to the Internal Revenue Service for a private letter ruling regarding the tax treatment of the GUC Trust and the holders of Allowed General Unsecured Claims in respect to the distribution of New GM Securities. The GUC Trust Agreement provides that the GUC Trust Administrative Fund may not be utilized to satisfy any Reporting Costs.

The GUC Trust Agreement provides that, if the GUC Trust Administrator determines that the GUC Trust Administrative Fund is not sufficient to satisfy the current or projected Wind-Down Costs or the Initial Reporting Cash is not sufficient to satisfy the current or projected Reporting Costs, the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to set aside New GM Securities from distribution for these purposes. The GUC Trust Administrator may then liquidate such “set aside” New GM Securities to fund the Wind-Down Costs and/or Reporting Costs with the required approval of the Bankruptcy Court. New GM Securities that are set aside and/or sold in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and the cash proceeds of any such sale will be classified as “Other GUC Trust Administrative Cash” under the GUC Trust Agreement. Although any such liquidation of set aside New GM Securities will be reflected in the financial statements of the GUC Trust at the time of liquidation, the setting aside of New GM Securities itself is not reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust. Separate from this process of setting aside New GM Securities to satisfy unfunded projected costs and expenses of the GUC Trust, as a matter of financial reporting, the GUC Trust records a reserve in its Statement of Net Assets in Liquidation (the source of funding of which is not addressed therein) for all expected costs of liquidation for which there is a reasonable basis for estimation. For this reason, among others, there is not a direct relationship between the amount of such reserve reflected in the Statement of Net Assets in Liquidation and the value of any New GM Securities that are set aside for current or projected costs and expenses of the GUC Trust. Adjustments to the Reserve for Expected Costs of Liquidation as reported in the Statement of Net Assets in Liquidation are recorded only when there is a reasonable basis for estimation of the expected incurrence of additional costs. For more information regarding the Reserves for Expected Costs of Liquidation reflected in the Statement of Net Assets in Liquidation, see Note 7.

The Bankruptcy Court previously approved in March, 2012, and December, 2012, the sale of New GM Securities to fund the then current and projected costs and expenses of the GUC Trust. The March, 2012, Bankruptcy Court order also authorized the sale of further New GM Securities for the purpose of funding certain fees, costs and expenses of the Avoidance Action Trust (as described below under the heading “—Funding for Avoidance Action Trust”).

Through March 31, 2013, sales of New GM Securities to fund projected Reporting Costs and Wind-Down Costs through calendar year 2013 aggregated approximately $50.2 million, including the Initial Reporting Cash (which amounts comprised part of the GUC Trust’s Other GUC Trust Administrative Cash). Such securities sold aggregated 902,228 shares of New GM Common Stock, 820,205 New GM Series A Warrants and 820,205 New GM Series B Warrants. There have been no subsequent sales of securities to fund Wind-Down Costs and Reporting Costs.

To the extent that any of the Other GUC Trust Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining Other GUC Trust Administrative Cash will be distributed by the GUC Trust to holders of the GUC Trust Units.

As of September 30, 2013, New GM Securities with an aggregate fair market value as of that date of $67.8 million have been set aside for projected GUC Trust fees, costs and expenses to be incurred beyond December 31, 2013. Accordingly, such New GM Securities are currently not available for distribution to the beneficiaries of the GUC Trust Units.

Funding for Potential Tax Liabilities

The GUC Trust is subject to U.S. federal income tax on realized gains from the disposition of shares of New GM Common Stock and New GM Warrants, record ownership of which was transferred by MLC to the GUC Trust on December 15, 2011 (such taxes, “Taxes on Distribution”). The GUC Trust Agreement provides that the GUC Trust Administrative Fund may not be utilized to satisfy any Taxes on Distribution. As such, the GUC Trust Administrator is authorized, with the approval of the GUC Trust Monitor, to set aside from distribution certain numbers of New GM Securities, the liquidated proceeds of which would be sufficient to satisfy any current or projected Taxes on Distribution. The GUC Trust Administrator may then liquidate such “set aside” New GM Securities to fund the Taxes on Distribution, with the approval of the GUC Trust Monitor, but without the necessity of obtaining approval of the Bankruptcy Court. New GM Securities that are set aside and subsequently sold in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and the cash proceeds of any such sale will be classified as “Other GUC Trust Administrative Cash” under the GUC Trust Agreement. Although any such sale of set aside New GM Securities will be reflected in the financial statements of the GUC Trust in the period of sale, the setting aside of New GM Securities itself is not reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust.

During the three months ended September 30, 2013, the GUC Trust Administrator reviewed the current and potential Taxes on Distribution. As a result of such review, the GUC Trust Administrator determined that it was appropriate to set aside New GM Securities with an aggregate fair market value (as of September 30, 2013) of $572.7 million for potential Taxes on Distribution. Such set aside was based on (1) the GUC Trust’s method for calculating potential gains on distributions or sales of New GM Securities (reduced by current period and carryforward net operating losses and future deductible expenses at September 30, 2013) and (2) the GUC Trust’s method for converting the potential tax liability to the number of securities to be set aside according to the revised method described in Item 2, “Management’s Discussion and Analysis” under the heading “Net Assets in Liquidation – Distributable Assets – Revisions to “Set Aside” Calculations Relating to Potential Income Tax Liabilities” . Accordingly, such New GM Securities are not currently available for distribution to the beneficiaries of GUC Trust Units. The GUC Trust Administrator intends to continue to reevaluate the numbers of New GM Securities set aside on a quarterly basis.

Using the value of the New GM Securities on the date of transfer of record ownership of the New GM Securities from MLC to the GUC Trust (December 15, 2011) for purposes of determining the tax basis of such securities, the New GM Securities still held at September 30, 2013, have a tax basis as follows: $19.87 per share of New GM Common Stock, $11.38 per warrant for the New GM Series A Warrants and $7.88 per warrant for the New GM Series B Warrants. Such tax basis has been used to determine the taxable gain or loss on the disposition of New GM Securities since their transfer including when filing the GUC Trust’s U.S. federal income tax return for the year ended March 31, 2012. As described in Note 8, certain U.S. federal income tax returns of MLC are currently under audit by the Internal Revenue Service. In connection therewith, during the quarter ended September 30, 2013, the GUC Trust made a determination to file its U.S. federal income tax returns taking the tax position that beneficial ownership for a substantial majority of New GM Securities was transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date, instead of December 15, 2011. Such new tax position will result in an increase in the tax basis of the New GM Securities and, therefore, reduced taxable gains and increased taxable losses on distributions and sales of New GM Securities since March 31, 2011. The GUC Trust believes, based on the available evidence and consultation with GUC Trust professionals as of September 30, 2013, that it is more likely than not that the new tax position in the amounts to be reflected in the GUC Trust’s income tax returns, will be sustained on examination by the Internal Revenue Service based on the technical merits of the position. Accordingly, the net deferred tax liability at September 30, 2013, in the accompanying financial statements has been reduced by $411.6 million (compared to the balance that would have been recorded at September 30, 2013, if the tax basis were determined on the date of transfer of record ownership on December 15, 2011, for all New GM Securities) and a corresponding tax benefit related to the new tax position has been recognized in the GUC Trust’s financial statements for the respective three and six month periods ended September 30, 2013. The new tax position, however, as of the date hereof, has not been sustained on examination by the Internal Revenue Service. By contrast, in the “set aside” of New GM Securities for potential Taxes on Distributions, the increase in the tax basis of the New GM Securities resulting from the new tax position will not be reflected until the new tax position has been sustained on examination by the Internal Revenue Service.

Funding for Avoidance Action Trust

Based on an analysis of the Avoidance Action Trust and its potential funding sources, the GUC Trust Administrator, in conjunction with the Avoidance Action Trust Administrator, determined that it would be in the best interest of the holders of Allowed General Unsecured Claims to fund certain fees, costs and expenses of the Avoidance Action Trust, subject to approval of the Bankruptcy Court. In March 2012, the Bankruptcy Court approved the sale of New GM Securities aggregating approximately $13.7 million and the transfer of the sales proceeds to the Avoidance Action Trust for such funding. The sale occurred in March 2012 comprising 269,422 shares of New GM Common Stock, 244,929 New GM Series A Warrants and 244,929 New GM Series B Warrants. The sales proceeds were held by the GUC Trust at March 31, 2012, pending receipt of written confirmation from the Internal Revenue Service that the transfer of such sale proceeds would not affect its prior rulings regarding the tax characterization of (i) the 2009 section 363 sale by MLC and MLC’s subsequent liquidation and (ii) the GUC Trust as a “disputed ownership fund” within the meaning of Treasury Regulation section 1.468B-9. Such sale proceeds were transferred to the Avoidance Action Trust in May 2012 following receipt of such written confirmation.

Residual Wind-Down Claims and Costs

Upon the dissolution of the Debtors, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining disputed administrative expenses, priority tax claims, priority non-tax claims and secured claims (the “Residual Wind-Down Claims”). On December 15, 2011, under the Plan, the Debtors transferred to the GUC Trust an amount of cash necessary (the “Residual Wind-Down Assets”) to satisfy the ultimate allowed amount of such Residual Wind-Down Claims (including certain litigation defense costs related to the Term Loan Avoidance Action (the “Avoidance Action Defense Costs”)), as estimated by the Debtors, and the costs, fees and expenses relating to satisfying and resolving the Residual Wind-Down Claims (the “Residual Wind-Down Costs”). The Residual Wind-Down Assets initially aggregated approximately $42.8 million (which amount consisted of approximately $40.0 million in cash, including approximately $1.4 million for the payment of Avoidance Action Defense Costs, and the transferred benefit of approximately $2.8 million in prepaid expenses). Should the Residual Wind-Down Costs and the Residual Wind-Down Claims be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. If at any time the GUC Trust Administrator determines that the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims (including the actual amount of Avoidance Action Defense Costs) and Residual Wind-Down Costs, such costs will be satisfied by Other GUC Trust Administrative Cash. If there is no remaining Other GUC Trust Administrative Cash, the GUC Trust Administrator is authorized to, with GUC Trust Monitor approval, set aside and, with Bankruptcy Court approval, sell New GM Securities to cover the shortfall. To the extent that New GM Securities are set aside and sold to obtain funding to complete the wind-down of the Debtors, such securities will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Costs could reduce the assets of the GUC Trust available for distribution. Although any such sale of set aside New GM Securities would be reflected in the financial statements of the GUC Trust in the period of sale, the setting aside of New GM Securities itself would not be reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust.

After the GUC Trust has concluded its affairs, any funds remaining that were obtained from the sale of New GM Securities to fund the wind-down process or the resolution and satisfaction of the Residual Wind-Down Claims will be distributed to the holders of the GUC Trust Units. If the actual amount of Avoidance Action Defense Costs exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date, a new Residual Wind-Down Claim will arise in the amount of such shortfall, to be paid from the other remaining Residual Wind-Down Assets and, following the depletion of such assets, Other Administrative Cash or the sale of New GM Securities. As of September 30, 2013, $31.7 million in Residual Wind-Down Assets were held by the GUC Trust

(including $0.7 million of the original $1.4 million earmarked for Avoidance Action Defense Costs), which are recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation (liquidation basis) as of September 30, 2013. By comparison, there were approximately $12.8 million in Residual Wind-Down Claims against such assets as of September 30, 2013, subject to increase to the extent that new Residual Wind-Down Claims may arise.

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC for the purposes of funding (1) certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC, or the Indenture Trustee / Fiscal and Paying Agent Costs, and (2) Reporting Costs. The funds received were credited to the reserve for expected costs of liquidation. Any unused portion of the funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs of $1.4 million must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of September 30, 2013, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs held by the GUC Trust approximated $494,000 and are recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation (liquidation basis) as of September 30, 2013.

3. Net Assets in Liquidation

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units (“Trust Beneficiaries”). Certain assets of the GUC Trust are set aside for funding the projected costs of liquidation and potential tax liabilities and are currently not available to the Trust Beneficiaries. Other assets of the GUC Trust, primarily Holdings of New GM Securities, as described in Notes 1 and 5, are available to be distributed to the Trust Beneficiaries (“GUC Trust Distributable Assets”) in accordance with the Plan. The amounts of net assets in liquidation presented in the accompanying Condensed Statements of Net Assets in Liquidation (liquidation basis) at September 30, 2013, and March 31, 2013, correspond to the amounts of GUC Trust Distributable Assets as of September 30, 2013, and March 31, 2013.

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

The GUC Trust makes quarterly liquidating distributions to holders of GUC Trust Units to the extent that certain previously Disputed General Unsecured Claims asserted against the Debtors’ estates are either disallowed or are otherwise resolved favorably to the GUC Trust (thereby reducing the amount of GUC Trust assets set aside for distribution in respect of such asserted claims) and the amount of Excess GUC Trust Distributable Assets (as defined in the GUC Trust Agreement) as of the end of the relevant quarter exceeds thresholds set forth in the GUC Trust Agreement.

The following presents the changes during the three months ended September 30, 2013, in the numbers of GUC Trust Units outstanding or which the GUC Trust was obligated to issue:

Trust Units
Outstanding or issuable at June 30, 2013	30,282,801
Issued during the period	55,487
Less: Issuable at beginning of period	(55,487)
Add: Issuable at end of period	10,575

Outstanding or issuable at September 30, 2013	30,293,376

Allowed and Disputed Claims

The total cumulative pro rata liquidating distributions ultimately received by Trust Beneficiaries are dependent upon the current amount of Allowed General Unsecured Claims and final resolution of outstanding Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims (as described in Note 2). Disputed General Unsecured Claims at September 30, 2013, reflect claim amounts at their originally filed amounts, a court ordered distribution “set aside” for certain claims filed without a claim amount and other adjustments as ordered by the court or permitted by the Plan. The Disputed General Unsecured Claims may settle at amounts that differ significantly from these amounts and at amounts that differ significantly from the historical pattern at which claims have been settled and allowed in proportion to claims resolved and disallowed. As described in Note 1, prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims. Liquidating distributions payable are recorded (at the fair value of New GM Securities to be distributed) as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2, liquidating distributions payable would be recorded for the New GM Securities (at fair value) that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence.

The following table presents a summary of the Allowed and Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims for the three months ended September 30, 2013:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claim Amount (2)
Total, June 30, 2013	$30,282,730	$3,404,166	$1,500,000	$4,904,166	$35,186,896
New Allowed General Unsecured Claims	10,575	—	—	—	10,575
Disputed General Unsecured Claims resolved or disallowed	—	(212,773)	—	(212,773)	(212,773)

Total, September 30, 2013	$30,293,305	$3,191,393	$1,500,000	$4,691,393	$34,984,698

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

Of the Disputed General Unsecured Claims aggregating $3.19 billion as of September 30, 2013, in the table above, approximately $2.68 billion relates to litigation by the GUC Trust (as defined in Item 2 (“Management’s Discussion and Analysis”) under the heading “Glossary” below, the “Nova Scotia Matter”) to disallow, equitably subordinate or reduce the following claims in the Chapter 11 Cases of the Debtors: (i) claims aggregating $1.073 billion asserted by or on behalf of holders of notes (the “Nova Scotia Notes”) issued in 2003 by General Motors Nova Scotia Finance Company, a Nova Scotia unlimited liability company and then a subsidiary of MLC (“Nova Scotia Finance”), and guaranteed by MLC (collectively, the “Guarantee Claims”), and (ii) the claim of approximately $1.61 billion filed by the bankruptcy trustee for Nova Scotia Finance (the “Wind-Up Claim” and, collectively with the Guarantee Claims, the “Disputed Nova Scotia Claims”). In addition, the GUC Trust has determined that, as of September 30, 2013, approximately $378 million of the aggregate $3.19 billion of Disputed General Unsecured Claims relates to claims filed directly by former beneficial owners of notes previously issued or guaranteed by the Debtors, for which proofs of claim have otherwise been filed indirectly on behalf of such beneficial owners as members of a broader class (the “Duplicative Claims”). Accordingly, of the Disputed General Unsecured Claims aggregating $3.19 billion as of September 30, 2013, only approximately $134 million are associated with matters other than the Nova Scotia Matter and will remain outstanding if and when the Settlement Agreement described below becomes effective.

On September 26, 2013, the GUC Trust entered into a settlement agreement (the “Settlement Agreement”) relating to the Nova Scotia Matter. The Settlement Agreement provides for, among other things, (i) the allowance of a $1.073 billion Allowed General Unsecured Claim in favor of the holders of Nova Scotia Notes in respect of the Guarantee Claims, (ii) the reduction to $477 million and allowance as so reduced of the Wind-Up Claim, and (iii) the disallowance of all of the Duplicative Claims. The Settlement Agreement is subject, among other things, to the receipt of final, non-appealable approvals of its terms by each of the Bankruptcy Court and the Supreme Court of Nova Scotia, a process which is currently ongoing with respect to the Supreme Court of Nova Scotia. As a result, the effects of the Settlement Agreement have not been reflected in the accompanying financial statements and the Guarantee Claims, the Wind-Up Claim and the Duplicative Claims are all still reflected as Disputed General Unsecured Claims in the foregoing table pending the receipt of such approvals. For additional information regarding the Nova Scotia Matter and the related Settlement Agreement, see the disclosure in Item 1 (“Legal Proceedings”) in Part II of this Form 10-Q.

4. Liquidating Distributions

Liquidating distributions during the three months ended September 30, 2013, consisted of the following:

(in thousands)	Fair Value
Distributions during the three months ended September 30, 2013	$6,484
Less: Liquidating distributions payable at June 30, 2013	(25,046)
Add: Liquidating distributions payable at September 30, 2013	100,447

Total	$81,885

Liquidating distributions during the six months ended September 30, 2013, consisted of the following:

(in thousands)	Fair Value
Distributions during the six months ended September 30, 2013	$16,916
Less: Liquidating distributions payable at March 31, 2013	(16,555)
Add: Liquidating distributions payable at September 30, 2013	100,447

Total	$100,808

The distributions during the respective three and six month periods ended September 30, 2013, consisted of distributions to (1) holders of Resolved Disputed Claims and (2) holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements.

The GUC Trust was obligated at September 30, 2013, to distribute 1,306,105 shares of New GM Stock, 1,187,320 of New GM Series A Warrants, and 1,187,320 of New GM Series B Warrants in the aggregate to the following: (1) holders of Resolved Disputed Claims, (2) certain holders of Allowed General Unsecured Claims who had not then satisfied certain informational requirements necessary to receive these securities and (3) holders of GUC Trust Units. In addition, as of September 30, 2013, cash of approximately $13,000 was then distributable to governmental entities which are precluded by applicable law from receiving distributions of New GM Securities and for distributions in lieu of fractional shares and warrants.

As described in Note 3, the GUC Trust entered into a Settlement Agreement relating to the Nova Scotia Matter on September 26, 2013. Such Settlement Agreement provides for, among other things, (i) the reduction of certain Disputed General Unsecured Claims relating to the Nova Scotia Matter and the allowance of such claims as Allowed General Unsecured Claims (the “Settlement Claims Allowance”), (ii) a liquidating distribution to the holders of the Allowed General Unsecured Claims resulting from the Settlement Claims Allowance, in the aggregate amounts of 6,174,015 shares of New GM Common Stock, 5,612,741 New GM Series A Warrants, 5,612,741 New GM Series B Warrants and 1,550,000 GUC Trust Units as set forth in the Settlement Agreement (the “Settlement Distribution”), and (iii) a liquidating distribution of Excess GUC Trust Distributable Assets to holders of the GUC Trust Units (the “Special Excess Distribution”), at a time and in amounts to be determined following the Settlement Distribution in accordance with the terms of the Settlement Agreement. The Settlement Agreement is subject, among other things, to the receipt of final, non-appealable approvals of its terms by each of the Bankruptcy Court and the Supreme Court of Nova Scotia, a process which is currently ongoing with respect to the Supreme Court of Nova Scotia. For additional information regarding the Nova Scotia Matter and the related Settlement Agreement, see the disclosure in Item 1 (“Legal Proceedings”) in Part II of this Form 10-Q.

If and when the Settlement Agreement becomes effective, Allowed General Unsecured Claims aggregating $1.55 billion will arise due to the Settlement Claims Allowance. Had the Settlement Agreement been effective as of September 30, 2013, additional liquidating distributions payable of $474.8 million would have been recorded for such Allowed General Unsecured Claims, based on the closing prices as of September 30, 2013, of New GM Securities to be distributed. If and when the Settlement Agreement becomes effective, however, liquidating distributions will be recorded using the closing prices of the New GM Securities on the date of the Settlement Distribution, which may differ from such prices as of September 30, 2013. The Settlement Agreement separately provides for a subsequent Special Excess Distribution to be made, the specific timing and amounts of which will be determined following the completion of the Settlement Distribution

The table below presents pro forma net assets in liquidation at September 30, 2013, and pro forma increase (decrease) in net assets in liquidation for the respective three and six month periods ended September 30, 2013, as if the Settlement Agreement became effective as of September 30, 2013, giving effect to the Settlement Claims Allowance only (assuming the market price of the New GM Securities as of September 30, 2013), and not giving effect to any Special Excess Distribution (the specific terms of which are not yet known).

	Net assets in liquidation	Net increase (decrease) in net assets in liquidation
(in thousands)	September 30, 2013	Three months ended September 30, 2013	Six months ended September 30, 2013
As reported	$2,077,458	$452,741	$687,277
Pro forma adjustment – additional liquidating distributions payable due to Settlement Allowance only	(474,765)	(474,765)	(474,765)

Pro forma as adjusted	$1,602,693	$(22,024)	$212,512

5. Holdings of New GM Securities

At September 30, 2013, the Holdings of New GM Securities, at fair value, consisted of the following:

	Number	Fair Value (in thousands)
New GM Common Stock	28,476,244	$1,024,290
New GM Series A Warrants	25,887,311	683,943
New GM Series B Warrants	25,887,311	481,504

Total		$2,189,737

As described in Note 4, as of September 30, 2013, the GUC Trust had accrued liquidating distributions payable aggregating $100.4 million in respect of both New GM Securities and cash of $13,000 then distributable. As a result, the numbers of New GM Securities reflected above include shares and warrants for which liquidating distributions were then pending. As of September 30, 2013, these securities for which distributions were then pending aggregated 1,306,105 shares of New GM Common Stock, 1,187,320 Series A Warrants and 1,187,320 Series B Warrants.

As of September 30, 2013, the number of common stock shares and warrants in the table above also includes New GM Securities aggregating $67.8 million set aside to fund projected GUC Trust fees, costs and expenses to be incurred beyond 2013 and $572.7 million of New GM Securities set aside to fund potential Taxes on Distribution. As a result, as of September 30, 2013, the numbers of New GM Securities in the table above include an aggregate of 8,329,297 shares of New GM Common Stock, 7,572,064 New GM Series A Warrants, and 7,572,064 New GM Series B Warrants which have been so set aside.

Set forth below are the aggregate number and fair value of all such shares and warrants which are pending distribution or are set aside, and are not available for distribution at September 30, 2013.

	Number	Fair Value (in thousands)
New GM Common Stock	9,635,402	$346,585
New GM Series A Warrants	8,759,384	231,423
New GM Series B Warrants	8,759,384	162,925

Total		$740,933

As described in Note 4, the Settlement Agreement relating to the Nova Scotia Matter entered into by the GUC Trust on September 26, 2013, provides for a Settlement Distribution of 6,174,015 shares of New GM Common Stock, 5,612,741 New GM Series A Warrants, 5,612,741 New GM Series B Warrants, and 1,550,000 GUC Trust Units in the aggregate, to the holders of the Allowed General Unsecured Claims resulting from the Settlement Claims Allowance, as well as a subsequent Special Excess Distribution to holders of the GUC Trust Units, in each case as set forth in the Settlement Agreement if and when such Settlement Agreement becomes effective. The Settlement Agreement is subject, among other things, to the receipt of final, non-appealable approvals of its terms by each of the Bankruptcy Court and the Supreme Court of Nova Scotia, a process which is currently ongoing with respect to the Supreme Court of Nova Scotia. As a result, the effects of the Settlement Agreement, including the Settlement Claims Allowance, the Settlement Distribution and any Special Excess Distribution, have not been reflected in the accompanying financial statements or in the tables set forth above of Holdings of

New GM Securities or New GM Securities pending distribution or set aside as of September 30, 2013. For additional information regarding the Nova Scotia Matter and the Settlement Agreement, see the disclosure in Item 1 (“Legal Proceedings”) in Part II of this Form 10-Q.

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

Level 3—Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs at September 30, 2013 and March 31, 2013.

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

The following table presents information about the GUC Trust’s assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and March 31, 2013, and the valuation techniques used by the GUC Trust to determine those fair values.

	September 30, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$32,913	$—	$—	$32,913
Marketable Securities:
Municipal commercial paper and demand notes	—	18,349	—	18,349
Corporate commercial paper	—	12,086	—	12,086
Holdings of New GM Securities
New GM Common Stock	1,024,290	—	—	1,024,290
New GM Warrants	1,165,447	—	—	1,165,447

Total Assets	$2,222,650	$30,435	$—	$2,253,085

Liabilities:
Liquidating distributions payable	$100,447	$—	$—	$100,447

	March 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$354	$—	$—	$354
Marketable Securities:
Municipal commercial paper and demand notes	—	61,006	—	61,006
Corporate commercial paper	—	15,790	—	15,790
Holdings of New GM Securities
New GM Common Stock	798,848	—	—	798,848
New GM Warrants	792,262	—	—	792,262

Total Assets	$1,591,464	$76,796	$—	$1,668,260

Liabilities:
Liquidating distributions payable	$16,555	$—	$—	$16,555

The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value:

•	Due to its short-term, liquid nature, the fair value of cash equivalents approximates its carrying value.

•	Holdings of New GM Securities are valued at closing prices reported on the active market on which the securities are traded.

•	Marketable securities include municipal commercial paper and variable demand notes and corporate commercial paper. Municipal variable demand notes trade daily at par value and, therefore, their fair value is equal to par value. Due to their short term maturities, the fair value of municipal and corporate commercial paper approximates their carrying value.

•	Liquidating distributions payable are valued at closing prices of New GM Securities reported on the active market on which the securities are traded.

The GUC Trust’s policy is to recognize transfers between levels of the fair value hierarchy as of the actual date of the event of change in circumstances that caused the transfer. There were no such transfers during the three or six months ended September 30, 2013 and 2012.

7. Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims

The following is a summary of the activity in the reserves for expected costs of liquidation for the respective three and six month periods ended September 30, 2013 and 2012:

	Three months ended September 30, 2013
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, June 30, 2013	$33,594	$17,362	$491	$760	$1,394	$53,601
Less reductions in reserves	(4,204)	(2,327)	—	—	—	(6,531)
Less liquidation costs incurred (net of reversals):
Trust Professionals	(1,878)	(268)	—	(172)	(109)	(2,427)
Trust Governance	(1,031)	(452)	3	—	—	(1,480)
Other Administrative Expenses	(13)	(43)	—	—	—	(56)

Balance, September 30, 2013	$26,468	$14,272	$494	$588	$1,285	$43,107

	Six months ended September 30, 2013
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2013	$38,043	$20,442	$499	$898	$1,631	$61,513
Less reductions in reserves	(4,063)	(4,146)	—	—	—	(8,209)
Less liquidation costs incurred:
Trust Professionals	(5,482)	(953)	—	(310)	(346)	(7,091)
Trust Governance	(2,004)	(901)	(5)	—	—	(2,910)
Other Administrative Expenses	(26)	(170)	—	—	—	(196)

Balance, September 30, 2013	$26,468	$14,272	$494	$588	$1,285	$43,107

	Three months ended September 30, 2012
(in thousands)	Reserve for Expected Wind Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, June 30, 2012	$45,934	$15,239	$651	$1,240	$3,240	$66,304
Plus additions to reserves	4,265	413	—	—	—	4,678
Less liquidation costs incurred:
Trust Professionals	(5,848)	(517)	—	(145)	(1,102)	(7,612)
Trust Governance	(1,077)	(465)	(79)	—	—	(1,621)
Other Administrative Expenses	(13)	(73)	—	—	—	(86)

Balance, September 30, 2012	$43,261	$14,597	$572	$1,095	$2,138	$61,663

	Six months ended September 30, 2012
(in thousands)	Reserve for Expected Wind Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2012	$56,815	$13,320	$647	$1,280	$4,049	$76,111
Plus additions to reserves	1,024	4,374	—	—	—	5,398
Less liquidation costs incurred:
Trust Professionals	(12,339)	(2,056)	—	(185)	(1,901)	(16,481)
Trust Governance	(2,206)	(932)	(75)	—	—	(3,213)
Other Administrative Expenses	(33)	(109)	—	—	(10)	(152)

Balance, September 30, 2012	$43,261	$14,597	$572	$1,095	$2,138	$61,663

During the three months ended September 30, 2013, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) decreased by $4.2 million and $2.3 million, respectively. During the six months ended September 30, 2013, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs each decreased by $4.1 million. During the three months ended September 30, 2012, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased by $4.3 million and $0.4 million, respectively. During the six months ended September 30, 2012, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased by $1.0 million and $4.4 million, respectively. Such revisions in the estimates were recorded as additions to (reductions in) the reserves for expected costs of liquidation in such periods. The GUC Trust has recorded reserves for expected costs of liquidation that represent amounts expected to be incurred over the estimated remaining liquidation period of the GUC Trust for which there was a reasonable basis for estimation as of September 30, 2013. The amount of liquidation costs that will ultimately be incurred depends both on that time period and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of September 30, 2013, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through December 31, 2016, which has been estimated on a probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis in the circumstances. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period could change in the near term.

The following is a summary of the activity in the reserves for Residual Wind-Down Claims for the three months ended September 30, 2013 and 2012:

(in thousands)	2013	2012
Balance, beginning of period	$29,692	$31,115
Less claims allowed during the period	(255)	(142)

Balance, end of period	$29,437	$30,973

The following is a summary of the activity in the reserves for Residual Wind-Down Claims for the six months ended September 30, 2013 and 2012:

(in thousands)	2013	2012
Balance, beginning of period	$30,855	$32,247
Less claims allowed during the period	(1,418)	(1,274)

Balance, end of period	$29,437	$30,973

8. Income Tax Benefit (Provision)

The income tax benefit (provision) in the Condensed Statement of Changes in Net Assets in Liquidation for the respective three and six month periods ended September 30, 2013, was determined by computing the current and deferred tax provisions for the interim periods using the GUC Trust’s statutory tax rate of 39.6% that became effective on April 1, 2013. The GUC Trust’s statutory rate of

35% previously in effect was utilized for the respective three and six month periods ended September 30, 2012. An annual effective tax rate is not determinable because the GUC Trust’s only significant source of income is gains on distributions of New GM Securities, which are not determinable until realized.

The components of the income tax benefit (provision) in the Condensed Statements of Changes in Net Assets in Liquidation for the respective three and six month periods ended September 30, 2013 and 2012, are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Current	$—	$—	$—	$—
Deferred	331,015	(20,318)	164,845	88,265

Total	$331,015	$(20,318)	$164,845	$88,265

Deferred taxes in the accompanying Condensed Statement of Net Assets in Liquidation at September 30, 2013, are comprised of the following components:

Deferred tax assets:
Reserves for expected costs of liquidation	$14,694
Net operating losses	226,419

Total deferred tax assets before valuation allowance	241,113
Less: Valuation allowance	(103,867)

Net deferred tax assets	137,246

Deferred tax liabilities:
Fair value in excess of tax basis of holdings of New GM Securities	(137,246)

Total deferred tax liability	(137,246)

Net deferred tax liability	$—

As previously disclosed in the GUC Trust’s Form 10-Q for the quarter ended June 30, 2013, certain U.S. federal income tax returns of MLC are currently under audit by the Internal Revenue Service. In connection therewith, during the quarter ended September 30, 2013, the GUC Trust made a determination to file its U.S. federal income tax returns taking the tax position that beneficial ownership for a substantial majority of New GM Securities was transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date. Such new tax position will result in an increase in the tax basis of the New GM Securities and, therefore, reduced taxable gains and increased taxable losses on distributions and sales of New GM Securities since March 31, 2011. A tax benefit of $411.6 million (net of establishment of a valuation allowance against deferred tax assets of $103.9 million) related to the new tax position has been recognized in the accompanying financial statements for the respective three and six month periods ended September 30, 2013, because the GUC Trust believes, based on the available evidence and consultation with GUC Trust professionals as of September 30, 2013, that it is more likely than not that the new tax position in the amounts to be reflected in the GUC Trust’s income tax returns, will be sustained on examination by the Internal Revenue Service, based on the technical merits of the position. Such new tax position, however, as of the date hereof, has not been sustained on examination by the Internal Revenue Service.

The valuation allowance against deferred tax assets referred to above of $103.9 million was provided during the respective three and six month periods ended September 30, 2013, due to uncertainty as to whether the deferred tax assets are realizable. Realization of the deferred tax assets is solely dependent upon the generation of taxable gains upon the distribution or sale of New GM Securities in the future, which is not determinable prior to occurrence.

During the three months ended September 30, 2012, the valuation allowance of $49.2 million established during the previous quarter was reversed due to anticipated taxable gains exceeding deductible items as a result of the increase in the fair value of the New GM Securities during the three months ended September 30, 2012.

9. Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and may continue to receive certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company, as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company during the respective three and six month periods ended September 30, 2013 and 2012.

In addition, Wilmington Trust Company has also entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. The fees and commissions charged by Wilmington Trust Company and its affiliates pursuant to these arrangements are consistent with the standard fees and commissions charged by Wilmington Trust Company to unrelated third-parties in negotiated transactions. During the respective three and six month periods ended September 30, 2013, the total amount of such fees and commissions was approximately $19,000 and $37,000, respectively. During the respective three and six month periods ended September 30, 2012, the total amount of such fees and commissions was approximately $29,000 and $64,000, respectively.

Item 2.	Management’s Discussion and Analysis

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its second fiscal quarter ended September 30, 2013. It is intended to be read in conjunction with the condensed financial statements of the GUC Trust included in Item 1 above, which we refer to as the financial statements. For additional information about the purpose and administrative operations of the GUC Trust, see the disclosure in the notes to the financial statements filed with this Form 10-Q and in the Form 10-K filed by the GUC Trust with the Securities and Exchange Commission on May 21, 2013. A glossary of defined terms used in this Form 10-Q is provided under the heading “—Glossary” below.

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

In addition to the foregoing, the Trust is required to make quarterly distributions in respect of GUC Trust Units if Excess GUC Trust Distributable Assets (as defined below) at the end of the preceding fiscal quarter exceed certain thresholds set forth in the Trust Agreement. Such distributions in respect of GUC Trust Units, if any, are made as promptly as practicable after the periods ending each March 31, June 30, September 30 and December 31. Excess GUC Trust Distributable Assets means (i) New GM Securities (only if and to the extent such New GM Securities (a) are not required for the satisfaction of new Allowed General Unsecured Claims and (b) have not been set aside from distribution to fund projected liquidation and administrative costs or potential income tax liabilities of the GUC Trust (as described below under “—Net Assets in Liquidation—New GM Securities Set Aside from Distribution”) and (ii) Other Administrative Cash (as defined below) available, if any, for distribution to the holders of GUC Trust Units.

Funding for the GUC Trust’s Liquidation and Administrative Costs

As of the Effective Date, pursuant to the Plan, MLC funded approximately $52.7 million in cash to the GUC Trust, or the Administrative Fund, to be held and maintained by the GUC Trust Administrator primarily for the purpose of paying certain fees and expenses incurred by the GUC Trust, including the fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses of other professionals retained by the GUC Trust, which are referred to as the Wind-Down Costs. The United States Department of the Treasury and the Governments of Canada and Ontario (through Export Development Canada), which are referred to collectively as the DIP Lenders, maintain a lien on the Administrative Fund which relates to certain funds advanced at the commencement of the Debtors’ insolvency proceedings. Consequently, pursuant to the GUC Trust Agreement, any cash or investments from the Administrative Fund which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. As of September 30, 2013, approximately $15.6 million remained in the Administrative Fund and is recorded in cash and cash equivalents and marketable securities in the Condensed Statement of Net Assets in Liquidation as of September 30, 2013. Of that amount, approximately $7.0 million has been separately designated for the satisfaction of costs relating to GUC Trust governance and services provided by GUC Trust professionals (other than Reporting Costs, as defined below), which funds must be exhausted prior to the use of any Other Administrative Cash for such purposes.

The GUC Trust Agreement provides that the Administrative Fund may not be utilized to fund certain specified costs, fees and expenses, which are referred to as Reporting Costs, including those directly or indirectly relating to (i) reports to be prepared and filed by the GUC Trust pursuant to applicable rules, regulations and interpretations of the SEC, (ii) the transfer, registration for transfer and certification of GUC Trust Units, (iii) the application by the Committee (as defined below) to the Internal Revenue Service for a private letter ruling regarding the tax treatment of the GUC Trust and the holders of Allowed General Unsecured Claims in respect to the distribution of New GM Securities, which is discussed in more detail below under the heading “—Income Tax Liabilities for Certain Capital Gains,” and (iv) certain legal proceedings relating to the Term Loan Avoidance Action. In addition, the Administrative Fund cannot be used to fund any current or projected income tax liabilities of the GUC Trust. However, the GUC Trust Agreement does provide the GUC Trust Administrator with the authority to set aside from distribution and sell New GM Securities to fund such Reporting Costs and projected income tax liabilities, with the approval of the Bankruptcy Court and/or the GUC Trust Monitor, in each case as described below.

The GUC Trust Agreement affords the GUC Trust Administrator, with the approval of the GUC Trust Monitor, the authority to set aside from distribution New GM Securities in numbers sufficient to satisfy (i) any current or projected Wind-Down Costs of the GUC Trust that exceed the amounts budgeted in the Administrative Fund, (ii) any current or projected Reporting Costs that exceed the then currently available funds, or (iii) any current or projected income tax liabilities of the GUC Trust. This process is not related to, and is separate from, the process of recognizing current and deferred income tax liabilities, as well as reserves for expected costs of liquidation in the Statement of Net Assets in Liquidation as a matter of financial reporting, which is only required for expected costs of liquidation for which there is a reasonable basis for estimation under applicable accounting standards. See “—Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” and “—Critical Accounting Policies and Estimates—Income Taxes” below.

The GUC Trust Administrator may liquidate New GM Securities that have been set aside from distribution to fund (with the required approval of the Bankruptcy Court) the current or projected Wind-Down Costs or Reporting Costs of the GUC Trust and (with the required approval of the GUC Trust Monitor) current and projected income tax liabilities of the GUC Trust. The cash proceeds of such sales, and the marketable securities in which such cash proceeds are invested, are referred to as Other Administrative Cash. Pursuant to the GUC Trust Agreement, any cash or investments constituting Other Administrative Cash which remain at the winding up and conclusion of the GUC Trust will be distributed to the holders of GUC Trust Units. The Bankruptcy Court has previously, in March, 2012, and again in December, 2012, approved the sale of New GM Securities to fund certain accrued and projected Wind-

Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs. The aggregate amount of such sales was $50.2 million and no such sales have subsequently occurred. As of September 30, 2013, approximately $16.8 million remained in Other Administrative Cash and was recorded in cash and cash equivalents and marketable securities in the Condensed Statement of Net Assets in Liquidation as of September 30, 2013.

Residual Wind-Down Claims

In addition to resolving Disputed General Unsecured Claims, the GUC Trust Administrator is required to resolve and satisfy (to the extent allowed) certain disputed administrative expenses, priority tax claims, priority non-tax claims, and secured claims against the Debtors, or the Residual Wind-Down Claims. Upon the dissolution and winding up of MLC on December 15, 2011, or the Dissolution Date, the GUC Trust assumed responsibility for the resolution and satisfaction (to the extent allowed) of such Residual Wind-Down Claims. At that time, MLC transferred to the GUC Trust assets, or the Residual Wind-Down Assets, in an amount sufficient, based upon the Debtors’ reasonable estimates, to satisfy the residual Wind-Down Claims and the costs, fees and expenses related to satisfying and resolving the Residual Wind-Down Claims, or the Residual Wind-Down Costs. The Residual Wind-Down Assets so transferred approximated $42.8 million, consisting of approximately $40.0 million in cash (including approximately $1.4 million for the payment of certain defense costs related to the Term Loan Avoidance Action, or Avoidance Action Defense Costs) and the transferred benefit of approximately $2.8 million in prepaid expenses. If the actual amount of Avoidance Action Defense Costs exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date, a new Residual Wind-Down Claim will arise in the amount of such shortfall, to be paid from the other remaining Residual Wind-Down Assets and, following the depletion of such assets, Other Administrative Cash or the sale of New GM Securities.

Pursuant to the GUC Trust Agreement and the Plan, the Residual Wind-Down Assets are to be administered in accordance with the GUC Trust Agreement and Plan and are to be used to satisfy and resolve the Residual Wind-Down Claims and to fund the Residual Wind-Down Costs and Avoidance Action Defense Costs. Any unused portions of the Residual Wind-Down Assets must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. If, collectively, the actual amounts of Residual Wind-Down Claims allowed, the Residual Wind-Down Costs and the Avoidance Action Defense Costs exceed the Residual Wind-Down Assets, the GUC Trust Administrator may be required to set aside from distribution and sell additional New GM Securities to fund any shortfall in Residual Wind-Down Costs and Avoidance Action Defense Costs. Any such sale of securities would reduce the numbers of New GM Securities available for distribution to holders of GUC Trust Units.

As of September 30, 2013, Residual Wind-Down Assets aggregating $31.7 million were held by the GUC Trust (including $0.7 million of the original $1.4 million earmarked for Avoidance Action Defense Costs) and were recorded in cash and cash equivalents and marketable securities in the Condensed Statement of Net Assets in Liquidation as of September 30, 2013. A corresponding amount in the aggregate is recorded in the reserve for Residual Wind-Down Claims, reserves for expected costs of liquidation and accounts payable and accrued liabilities in the Condensed Statement of Net Assets in Liquidation as of September 30, 2013. By comparison, there were approximately $12.8 million in Residual Wind-Down Claims against such assets as of September 30, 2013, subject to increase to the extent that new Residual Wind-Down Claims may arise.

Other Assets Received from MLC on the Dissolution Date

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC for the purposes of funding certain additional specified costs. These included approximately $2.0 million designated for Reporting Costs and approximately $1.4 million designated for reimbursements to indenture trustees and fiscal and paying agents under the Debtors prepetition debt issuances for costs associated with, among other things, administering distributions to registered holders of the debtors’ prepetition debt issuances. Any unused portion of such funds designated for payments to indenture trustees and fiscal and paying agents must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of September 30, 2013, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs of $494,000 were held by the GUC Trust and are recorded in cash and cash equivalents and marketable securities in the Condensed Statement of Net Assets in Liquidation as of September 30, 2013.A corresponding amount was recorded in the reserves for expected costs of liquidation in the Condensed Statement of Net Assets In Liquidation as of September 30, 2013. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of September 30, 2013.

Income Tax Liabilities for Certain Capital Gains

Upon the dissolution and winding-up of MLC on the Dissolution Date, record ownership of all undistributed New GM Securities was transferred to the GUC Trust. Using the value of the New GM Securities on the date of transfer of record ownership, the tax basis per share or warrant of the New GM Securities on the Dissolution Date was $19.87 for the New GM Common Stock, $11.38 for the New GM Series A Warrants and $7.88 for the New GM Series B Warrants. Such tax basis has been used to determine the taxable gain or loss on the disposition of New GM Securities since their transfer, including in the GUC Trust’s U.S. federal income tax return for the year ended March 31, 2012. As described in Note 8, “Income Tax Benefit (Provision)” to the financial statements, certain U.S. federal income tax returns of MLC are currently under audit by the Internal Revenue Service. In connection therewith, during the quarter ended September 30, 2013, the GUC Trust made a determination to file its U.S. federal income tax returns taking the tax position that beneficial ownership for a substantial majority of New GM Securities transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date. Such new tax position will result in an increase in the tax basis of the New GM Securities and, therefore, reduced taxable gains and increased taxable losses on distributions and sales of New GM Securities since March 31, 2011. A tax benefit of $411.6 million (net of establishment of a valuation allowance of $103.9 million) related to the new tax position has been recognized in the financial statements for the respective three and six month periods ended September 30, 2013, because the GUC Trust believes, based on the available evidence and consultation with GUC Trust professionals as of September 30, 2013, that it is more likely than not that the new tax position in the amount to be reflected in the GUC Trust’s income tax returns will be sustained on examination by the Internal Revenue Service, based on the technical merits of the position. Such new tax position, however, as of the date hereof, has not been sustained on examination by the Internal Revenue Service.

The GUC Trust incurs income tax liabilities on any capital gains realized upon the disposition of New GM Securities to holders of Allowed General Unsecured Claims or GUC Trust Units (unless such capital gains are offset by deductible operating losses). The GUC Trust records any current taxes payable from such realized gains (net of deductible operating losses) and deferred tax liabilities at the end of each quarter for all of the New GM Securities that it then holds, where the market prices of such New GM Securities exceed their tax basis (based on date of transfer of record ownership prior to September 30, 2013, and on date of transfer of beneficial ownership as of September 30, 2013). Where the market prices of the New GM Securities held at quarter end are less than their tax basis, a deferred tax asset with a corresponding valuation allowance is recorded, resulting in no net deferred tax asset at such quarter end. A full valuation allowance is recorded under such circumstances, because realization of the deferred tax asset is uncertain (in that it is dependent upon the generation of taxable gains upon the sale or distribution of New GM Securities in the future, which is not determinable prior to occurrence). Because the amounts of any deferred tax liability recorded at any quarter end is dependent upon the market prices of the New GM Securities held at such quarter end, fluctuations in such market prices will result in fluctuations in the deferred tax liability recorded in the Statement of Net Assets in Liquidation and in the income tax provision or benefit recorded in the Statement of Changes in Net Assets in Liquidation for such quarter. See “—Critical Accounting Policies and Estimates—Income Taxes” and “—Statement of Changes in Net Assets in Liquidation” below.

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

If Wilmington Trust Company, not in its individual capacity but solely in its capacity as the trustee and trust administrator of the Avoidance Action Trust, which we refer to as the Avoidance Action Trust Administrator, is successful in its prosecution of the Term Loan Avoidance Action, any amounts recovered by the Avoidance Action Trust will, pursuant to the Plan, give rise to Allowed General Unsecured Claims on behalf of the prepetition lenders from which such amounts were recovered (as beneficiaries of the GUC Trust), which are also referred to as Term Loan Avoidance Action Claims. (As used in this Form 10-Q, the amounts of “Disputed General Unsecured Claims” do not include any potential Term Loan Avoidance Action Claims.) Unless and until Term Loan Avoidance Action Claims arise, the potential holders of such claims will not be entitled to receive a distribution from the GUC Trust. However, if and to the extent that such Term Loan Avoidance Action Claims do arise, the holders of such claims will be entitled to receive a distribution from the GUC Trust. As noted above, in no event will any funds reclaimed from the prepetition lenders be transferred to the GUC Trust or be distributed to holders of GUC Trust Units in respect of such GUC Trust Units. Accordingly, in the event of the successful prosecution of the Term Loan Avoidance Action by the Avoidance Action Trust, a holder of a GUC Trust Unit that does not hold a corresponding Allowed General Unsecured Claim (because such holder received the GUC Trust Unit as a subsequent transferee and not in a direct distribution from the GUC Trust in satisfaction of an Allowed General Unsecured Claim) will potentially have its recovery diluted through the incurrence of Term Loan Avoidance Action Claims by the GUC Trust, without receiving the benefit of any cash recovered pursuant to the Term Loan Avoidance Action. Moreover, because the ownership of the beneficial interests in the Avoidance Action Trust is currently under dispute, even a holder of a GUC Trust Unit that also holds a corresponding Allowed General Unsecured Claim may not benefit from any funds recovered under the Term Loan Avoidance Action.

Pursuant to the Plan, the GUC Trust is obligated to satisfy Avoidance Action Defense Costs, subject to the right of the GUC Trust to seek disgorgement in accordance with the terms of the Plan. As described under the heading “—Residual Wind-Down Claims” above, if the actual amount of Avoidance Action Defense Costs exceeds the amount of Residual Wind-Down Assets received from MLC which was designated for this purpose, a new Residual Wind-Down Claim will arise in the amount of such shortfall, to be paid from the other remaining Residual Wind-Down Assets and, following the depletion of such assets, Other Administrative Cash or the sale of New GM Securities. As of September 30, 2013, the amount of the remaining Residual Wind-Down Assets specifically earmarked for Avoidance Action Defense Costs was approximately $0.7 million and is recorded in cash and cash equivalents and marketable securities in the Condensed Statement of Net Assets in Liquidation as of September 30, 2013. A corresponding amount is recorded in the aggregate in reserves for expected costs of liquidation and accounts payable and accrued liabilities in the Condensed Statement of Net Assets in Liquidation as of September 30, 2013.

Recent Trading Prices of New GM Securities

As described above, the principal assets comprising the corpus of the GUC Trust are shares of the New GM Common Stock and the New GM Series A Warrants and New GM Series B Warrants to purchase such common stock. As a result, fluctuations in the market value of the New GM Common Stock (and related fluctuation in market value of the New GM Warrants) will increase or reduce the GUC Trust’s net assets in liquidation accordingly. In addition, fluctuations in the market value of the New GM Securities in relation to the tax basis of such securities will affect the amount of net deferred tax and other liabilities, if any, that are recorded in the Statement of Net Assets in Liquidation. See “—Functions and Responsibilities of the GUC Trust—Income Tax Liabilities for Certain Capital Gains” above.

The New GM Common Stock and New GM Warrants are listed on the New York Stock Exchange. As of September 30, 2013, the closing trading price of shares of New GM Common Stock was $35.97 (as compared to $33.31 at June 28, 2013, the last trading day before the end of the fiscal quarter and $27.82 as of March 28, 2013, the last trading day before the end of that fiscal quarter); the closing trading price of New GM Series A Warrants was $26.42 (as compared to $24.00 as of June 28, 2013, and $18.5599 as of March 28, 2013); and the closing trading price of New GM Series B Warrants was $18.60 (as compared to $16.35 as of June 28, 2013, and $11.79 as of March 28, 2013), in each case as reported by Bloomberg Finance L.P. The GUC Trust Units are not listed on any securities exchange.

The following table shows the intraday high and low trading prices of the New GM Common Stock for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended December 31, 2012	$28.90	$22.67
Ended March 31, 2013	$30.68	$26.19
Ended June 30, 2013	$35.49	$27.11
Ended September 30, 2013	$37.97	$33.41

The following table shows the intraday high and low trading prices of the New GM Series A Warrants for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended December 31, 2012	$19.62	$13.72
Ended March 31, 2013	$21.33	$17.00
Ended June 30, 2013	$25.87	$17.89
Ended September 30, 2103	$28.44	$24.07

The following table shows the intraday high and low trading prices of the New GM Series B Warrants for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended December 31, 2012	$12.58	$8.18
Ended March 31, 2013	$14.10	$10.64
Ended June 30, 2013	$18.11	$11.32
Ended September 30, 2013	$20.63	$16.62

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

The valuation of assets at net realizable value, reserves for Residual Wind-Down Claims and reserves for expected costs of liquidation represent estimates, based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change.

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

Holdings of New GM Securities

Holdings of New GM Securities represent the GUC Trust’s holdings of New GM Securities held for future distribution in respect of Allowed General Unsecured Claims and the GUC Trust Units, and include numbers of New GM Securities set aside from distribution to fund projected administrative costs and potential income tax liabilities as described below under “—Net Assets in Liquidation—New GM Securities Set Aside from Distribution.” The securities held consist of shares of New GM Common Stock and New GM Warrants. The GUC Trust has valued its holdings in the securities at their fair value based on quoted closing market prices as of the last trading day of the fiscal period.

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

Reserves for Residual Wind-Down Claims and Residual Wind-Down Costs

Upon the dissolution of MLC, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining Residual Wind-Down Claims. On the date of dissolution of the Debtors, the Debtors transferred to the GUC Trust Residual Wind-Down Assets in an amount necessary to satisfy the ultimate allowed amount of such Residual Wind-Down Claims and Residual Wind-Down Costs, as well as certain Avoidance Action Defense Costs, in each case as estimated by the Debtors. The amounts so transferred were credited to the reserve for Residual Wind-Down Claims and reserves for expected costs of liquidation. Should the Residual Wind-Down Costs, the Residual Wind-Down Claims and the Avoidance Action Defense Costs be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. If, collectively, the actual amounts of Residual Wind-Down Claims allowed, the Residual Wind-Down Costs and the Avoidance Action Defense Costs exceed the Residual Wind-Down Assets, the GUC Trust Administrator may be required to set aside from distribution and sell additional New GM Securities to fund the shortfall. Any such sale of securities would reduce the numbers of New GM Securities available for distribution to holders of GUC Trust Units.

Reserves for Expected Costs of Liquidation

Under the liquidation basis of accounting, the GUC Trust is required to estimate and accrue the costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs consist principally of professional fees, costs of governance, and other administrative expenses. These amounts may vary significantly due to, among other things, the time and effort required to complete all distributions under the Plan. The GUC Trust has recorded reserves for expected costs of liquidation that represent estimated costs to be incurred over the remaining liquidation period of the GUC Trust for which there is a reasonable basis for estimation. The amount of liquidation costs that will ultimately be incurred depends both on the period of time and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of September 30, 2013, such remaining liquidation period has been estimated on a probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis in the circumstances, and is dependent predominantly on the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period could change in the near term.

As the GUC Trust incurs such costs, the reserves are released to offset the costs incurred and a liability to the service provider is recognized as an accounts payable or accrued expense until paid. In addition, because the GUC Trust only records reserves for expected costs for which there is a reasonable basis for estimation under applicable generally accepted accounting principles, additional costs may be identified from time to time for which additional reserves must be recorded. As such costs are identified, the GUC Trust records an increase to its reserves and charges such increase as an addition to such reserves in the Statement of Changes in Net Assets in Liquidation.

The process of recognizing reserves for expected costs of liquidation as a matter of financial reporting is separate and distinct from the process by which New GM Securities are set aside from distribution for the purposes of funding projected costs of liquidation. Such projected costs are generally estimated on a more conservative (i.e., more inclusive) basis and include contingencies that are not permitted to be accrued in reserves for expected costs of liquidation under applicable accounting standards. For a more complete description of the process of setting aside New GM Securities to fund projected costs and potential liabilities of the GUC Trust, see “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs” above and “Net Assets in Liquidation—New GM Securities Set Aside from Distribution” below.

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

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust professionals. As of September 30, 2013, there are no known items which would result in a significant accrual for uncertain tax positions.

The income tax provision for the respective three and six month periods ended September 30, 2013, was determined by computing the deferred tax provision using the enacted statutory rate of 39.6% that went into effect for the GUC Trust’s fiscal year beginning on April 1, 2013. For the respective three and six month periods ended September 30, 2012, the GUC Trust’s statutory tax rate of 35% was applied. There was no current tax provision in any periods. An annual effective tax rate is not determinable because the GUC Trust’s only significant source of income is gains on dispositions of New GM Securities, which are not determinable until realized.

The process of recognizing deferred tax assets and liabilities and any current income taxes payable as a matter of financial reporting is separate and distinct from the process by which New GM Securities are set aside from distribution for the purposes of funding potential income tax liabilities. Such potential income tax liabilities are generally estimated on a more conservative (i.e., more inclusive) basis and include amounts of potential income tax liabilities beyond the amounts that are permitted to be recorded under applicable accounting standards. For a more complete description of the process of setting aside New GM Securities to fund projected costs and potential income tax liabilities of the GUC Trust, see “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs” above and “Net Assets in Liquidation—New GM Securities Set Aside from Distribution” below.

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

Use of Estimates

The preparation of financial statements on a liquidation basis in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements and related footnotes. Significant estimates include the anticipated amounts and timing of future cash flows for expected costs of liquidation, Residual Wind-Down Claims and Residual Wind-Down Costs, and fair value of marketable securities. Actual results could differ from those estimates.

New Accounting Standards

In April 2013, the FASB issued Accounting Standards Update No. 2013-07, Liquidation Basis of Accounting, which amended the FASB Accounting Standards Codification (ASC) and provides guidance as to when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The provisions are effective for annual periods beginning after December 15, 2013, and interim periods therein. The GUC Trust does not expect the adoption of these provisions will have a material impact on its financial statements.

Statement of Changes in Net Assets in Liquidation

During the three months ended September 30, 2013, net assets in liquidation increased by approximately $452.7 million, from approximately $1,624.7 million to approximately $2,077.5 million, principally as a result of the recording of an income tax benefit of approximately $331.0 million as described below and an increase in the fair value of holdings of New GM Securities since June 30, 2013, of approximately $197.1 million. During the six months ended September 30, 2013, net assets in liquidation increased by approximately $687.3 million, from approximately $1,390.2 million to approximately $2,077.5 million, principally as a result of an increase in the fair value of holdings of New GM Securities since March 31, 2013, of approximately $615.0 million and the recording of an income tax benefit of $164.8 million as described below. As noted above in “—Recent Trading Prices of New GM Securities,” the closing trading price of New GM Common Stock, as well as the New GM Series A and New GM Series B Warrants, increased between the last trading day of the quarter ended June 30, 2013, and the last trading day of the quarter ended September 30, 2013, and increased from the last trading day of the year ended March 31, 2013, to the last trading day of the six months ended September 30, 2013.

The changes in net assets in liquidation in the respective three and six month periods ended September 30, 2013, also reflected the impact of approximately $81.9 million and $100.8 million, respectively, of liquidating distributions of New GM Securities during those periods, as well as net reductions of approximately $6.5 million and $8.2 million, respectively, in reserves for expected costs of liquidation during the respective three and six month periods ended September 30, 2013. As described below in more detail in “—Liquidation and Administrative Costs,” such reductions in the reserves for expected costs of liquidation resulted primarily from decreases in both expected Wind-Down Costs and Reporting Costs during the respective three and six month periods ended September 30, 2013, under generally accepted accounting principles applicable to the GUC Trust. (The process of recognizing reserves as a matter of financial reporting is separate and distinct from the process by which New GM Securities are set aside from distribution for the purposes of funding projected administrative costs and potential income tax liabilities. See “Net Assets in Liquidation—New GM Securities Set Aside from Distribution” below.)

The income tax benefits of $331.0 million and $164.8 million in the respective three and six month periods ended September 30, 2013, resulted from decreases in the net deferred tax liability during those periods. The decrease in the net deferred tax liability in the three months ended September 30, 2013, primarily resulted from the recognition of a tax benefit associated with a new tax position that will be taken in the GUC Trust’s U.S. federal income tax returns. As described in Note 8 (“Income Tax Benefit (Provision)”) to the financial statements, certain U.S. federal income tax returns of MLC are currently under audit by the Internal Revenue Service. In connection therewith, during the quarter ended September 30, 2013, the GUC Trust made a determination to file its U.S. federal income tax returns taking the tax position that beneficial ownership for a substantial majority of New GM Securities transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date. Such new tax position will result in an increase in the tax basis of the New GM Securities and, therefore, reduced taxable gains and increased taxable losses on distributions and sales of New GM Securities since March 31, 2011. A tax benefit of $411.6 million related to the new tax position (net of establishment of a valuation allowance against deferred tax assets of $103.9 million) has been recognized in the GUC Trust’s financial statements for the respective three and six month periods ended September 30, 2013, because the GUC Trust believes, based on the available evidence as of September 30, 2013, that it is more likely than not that the new tax position in the amounts to be reflected in the GUC Trust’s income tax returns will be sustained on examination by the Internal Revenue Service, based on the technical merits of the position. Such new tax position, however, as of the date hereof, has not been sustained on examination by the Internal Revenue Service. Such income tax benefit was partly offset by an increase in the deferred tax liability caused by an increase in the fair value in excess of tax basis of New GM Securities held by the GUC Trust resulting from the increase in the fair value of New GM Securities during the three months ended September 30, 2013. The aforementioned valuation allowance of $103.9 million was established due to uncertainty as to whether the deferred tax assets are realizable. Realization of the deferred tax assets is solely dependent upon the generation of taxable gains upon the distribution or sale of New GM Securities in the future, which is not determinable prior to occurrence. The decrease in the net deferred tax liability in the six months ended September 30, 2013, resulted primarily from the aforementioned income tax benefit associated with the new tax position, offset in large part by an increase in the deferred tax liability caused by an increase in the fair value in excess of tax basis of New GM Securities held by the GUC Trust resulting from the increase in the fair value of New GM Securities during the six months ended September 30, 2013. See “—Functions and Responsibilities of the GUC Trust—Income Tax Liabilities for Certain Capital Gains” above and Note 8 (“Income Tax Provision”) to the financial statements.

The changes in net assets in liquidation for the respective three and six month periods ended September 30, 2013, also reflect approximately $13,000 and $40,000, respectively, of interest and dividend income earned on cash and short term investments held by the GUC Trust to pay certain future expenses.

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

The GUC Trust’s reserves for liquidation and administrative costs (recorded in conformity with U.S. GAAP) are allocable into the following categories:

•	reserve for expected Wind-Down Costs, corresponding to expenditures to be made out of the Administrative Fund and, following the depletion of the Administrative Fund, Other Administrative Cash (see “—Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs”);

•	reserve for expected Reporting Costs, corresponding to expenditures to be made out of Other Administrative Cash (see “—Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs”);

•	reserve for Indenture Trustee / Fiscal and Paying Agent Costs, corresponding to expenditures to be made out of the cash received by the GUC Trust from MLC on the Dissolution Date (see “—Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC on the Dissolution Date”);

•	reserve for Avoidance Action Defense Costs, corresponding to expenditures to be made out of Residual Wind-Down Assets and, following the depletion of such assets, Other Administrative Cash (see “—Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “—Functions and Responsibilities of the GUC Trust—Term Loan Avoidance Action”); and

•	reserve for Residual Wind-Down Costs, corresponding (in addition to expenditures to satisfy and resolve Residual Wind-Down Claims) to expenditures to be made out of Residual Wind-Down Assets and, following the depletion of the Residual Wind-Down Assets, Other Administrative Cash (see “—Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims”).

As described in greater detail under “—Functions and Responsibilities of the GUC Trust” above and “—Liquidity and Capital Resources” below, unused portions of certain of the assets associated with the foregoing reserves are required to be returned to the DIP Lenders upon the winding up and dissolution of the GUC Trust. Therefore, such assets are not available to fund costs of liquidation and administration or income tax liabilities of the GUC Trust, and are also not available for distribution to the holders of Allowed General Unsecured Claims or GUC Trust Units. See “—Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs,” “—Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “—Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC on the Dissolution Date.”

As of September 30, 2013, the GUC Trust had approximately $43.1 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $53.6 million in reserves as of June 30, 2013. The following table summarizes in greater detail the changes in such reserves during the three months ended September 30, 2013:

(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/ Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, June 30, 2013	$33,594	$17,362	$491	$760	$1,394	$53,601
Less reductions in reserves	(4,204)	(2,327)	—	—	—	(6,531)
Less liquidation costs incurred (net of reversals):
Trust Professionals	(1,878)	(268)	—	(172)	(109)	(2,427)
Trust Governance	(1,031)	(452)	3	—	—	(1,480)
Other Administrative Expenses	(13)	(43)	—	—	—	(56)

Balance, September 30, 2013	$26,468	$14,272	$494	$588	$1,285	$43,107

Reserves were reduced approximately $6.5 million during the three months ended September 30, 2013, in order to reflect a decrease in expected Wind-Down Costs of approximately $4.2 million and a decrease in expected Reporting Costs of approximately $2.3 million. The decrease in expected Wind-Down Costs during the three months ended September 30, 2013, is primarily associated with the proposed settlement of the Nova Scotia Matter resulting in reduced expected litigation costs, as well as a reduction in revised estimates of ongoing costs necessary to conduct the wind-down activities of the GUC Trust. The decrease in expected Reporting Costs during the three months ended September 30, 2013, is primarily associated with a reduction in revised estimates of ongoing costs of services provided by GUC Trust professionals. In comparison, approximately $4.7 million in additional reserves were accrued during the three months ended September 30, 2012, in order to reflect an increase in expected Wind-Down Costs of approximately $4.3 million and an increase in expected Reporting Costs of approximately $0.4 million. The increase in expected Wind-Down Costs during the three months ended September 30, 2012, resulted primarily from revised estimates related to the expected costs of the Nova Scotia Matter. The increase in expected Reporting Costs during the three months ended September 30, 2012, was associated with increased visibility into expected Reporting Costs associated with SEC filings.

Reserves were reduced approximately $8.2 million during the six months ended September 30, 2013, in order to reflect a $4.1 million decrease in both expected Wind-Down Costs and expected Reporting Costs. The decrease in expected Wind-Down Costs during the six months ended September 30, 2013, is primarily associated with the proposed settlement of the Nova Scotia Matter resulting in reduced expected litigation costs, as well as a reduction in revised estimates of ongoing costs necessary to conduct the wind-down activities of the GUC Trust. The decrease in expected Reporting Costs during the six months ended September 30, 2013, is primarily associated with a reduction in revised estimates of ongoing costs of services provided by GUC Trust professionals, as well as increased visibility into expected Reporting Costs primarily as a result of completing the first full year of SEC reporting requirements for the year ended March 31, 2013. In comparison, approximately $5.4 million in additional reserves were accrued during the six months ended September 30, 2012, in order to reflect increases in expected Reporting Costs of approximately $4.4 million and expected Wind-Down Costs of approximately $1.0 million. The increase in expected Reporting Costs during the six months ended September 30, 2012, was associated with (i) increased visibility into expected Reporting Costs as a result of the no-action letter from the Securities and Exchange Commission dated May 23, 2012, and (ii) additional GUC Trust professionals services required as a result of the adverse determination from the Internal Revenue Service with respect to the requested issuance of a private letter ruling. The increase in expected Wind-Down Costs during the six months ended September 30, 2012, was associated with (i) revised estimates related to the expected costs of the Nova Scotia Matter and (ii) increased visibility into the ongoing costs necessary to conduct the wind-down activities of the GUC Trust, offset in large part by reductions in expected Wind-Down Costs resulting from the execution of the letter agreement with the DIP Lenders dated July 24, 2012, which provided relief from certain restrictions on utilization of Wind-Down Assets.

Total reserves were reduced by the amount of liquidation and administrative costs incurred during the respective three and six month periods ended September 30, 2013. GUC Trust professional costs incurred during the respective three and six month periods ended September 30, 2013, were approximately $2.4 million and $7.1 million, respectively, as compared to approximately $7.6 million and $16.5 million for the respective three and six month periods ended September 30, 2012. The decrease of approximately $5.2 million from three-month period to period was due to a $4.0 million decrease in Wind-Down Costs and a $1.0 million decrease in Residual Wind-Down Costs with remaining decreases primarily attributable to Reporting Costs. The decrease of approximately $9.4 million from six-month period to period was due to a $6.9 million decrease in Wind-Down Costs, a $1.1 million decrease in Reporting Costs, and a $1.6 million decrease in Residual Wind-Down Costs. GUC Trust governance costs incurred during the respective three and six periods ended September 30, 2013, were approximately $1.5 million and $2.9 million, respectively, as compared to approximately $1.6 million and $3.2 million for the respective three and six month periods ended September 30, 2012. While the three month periods were comparable, the decrease of approximately $0.3 million from six-month period to six-month period was primarily due to decreased fees and reimbursable expenses for the GUC Trust Administrator and GUC Trust Monitor. Other administrative costs during the respective three and six month periods ended September 30, 2013, were approximately $56,000 and $196,000, respectively, compared to approximately $86,000 and $152,000 for the respective three and six month periods ended September 30, 2012. Such costs represented miscellaneous fees and costs of the GUC Trust. For additional information regarding the components of each category of costs, see “—Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs,” “—Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “—Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC Trust on the Dissolution Date.”

The foregoing reserves represent future costs of the GUC Trust for which there was a reasonable basis for estimation as of September 30, 2013, and, therefore, are recorded under the liquidation basis of accounting in accordance with U.S. GAAP. It is reasonably possible, however, that additional costs will be incurred for which there was not a reasonable basis for estimation as of September 30, 2013. In particular, as of September, 30, 2013, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through December, 2016, which date is predominantly the result of the estimate of the period of time required for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust, and assumes an extension of the current scheduled dissolution date of the GUC Trust. This end date of the remaining liquidation period has been estimated on a probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis in the circumstances. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued.

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

If the funds available for each of the foregoing categories of costs are not sufficient to satisfy any of the costs in that category, the GUC Trust will be required to sell a portion of its holdings of New GM Securities in order to meet its additional obligations for those costs. Any such sales of New GM Securities will result in a lesser number of New GM Securities available for distribution to holders of GUC Trust Units.

The process of recognizing reserves for expected costs of liquidation as a matter of financial reporting is separate and distinct from the process by which New GM Securities are set aside from distribution for the purposes of funding projected costs of liquidation, which are generally made on a more conservative (i.e., more inclusive) basis and include contingencies that are not permitted to be recognized under applicable accounting standards. As described in further detail below, certain New GM Securities have already been set aside from distribution for the purposes of meeting such additional obligations. However, the numbers of New GM Securities set aside from distribution are neither reflected in nor a part of the financial statements included elsewhere in this Form 10-Q because the process of setting aside New GM Securities is not related to the process of recognizing, as a matter of financial reporting in the Statement of Net Assets in Liquidation, reserves for expected costs of liquidation. See “—Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” above and “—Net Assets in Liquidation—New GM Securities Set Aside from Distribution” below.

For additional information regarding the reserves described above, see Note 2 (“Plan of Liquidation”) and Note 7 (“Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims”) to the financial statements.

Net Assets in Liquidation

Disputed Claims

During the three months ended September 30, 2013, the GUC Trust Administrator resolved Disputed General Unsecured Claims with an aggregate maximum asserted dollar amount of approximately $212.8 million, approximately $10.6 million of which were allowed and approximately $202.2 million of which were disallowed.

The following table provides additional detail regarding claims resolution status for the three months ended September 30, 2013:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claims Amount (2)
As of June 30, 2013	$30,282,730	$3,404,166	$1,500,000	$4,904,166	$35,186,896
New Allowed General Unsecured Claims	10,575	—	—	—	10,575
Disputed General Unsecured Claims Resolved or Disallowed	—	(212,773)	—	(212,773)	(212,773)

As of September 30, 2013	$30,293,305	$3,191,393	$1,500,000	$4,691,393	$34,984,698

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

During the three months ended September 30, 2013, holders of Disputed General Unsecured Claims that were allowed during that period became entitled to a distribution of 42,122 shares of New GM Common Stock, 38,293 New GM Series A Warrants and 38,293 New GM Series B Warrants, in the aggregate. The distributions in respect of such new Allowed General Unsecured Claims, to claim holders for which informational requirements had been met, were made on or about October 31, 2013. See “—Distributable Assets” below.

Of the Disputed General Unsecured Claims aggregating $3.19 billion in the table above, approximately $2.68 billion relates to litigation by the GUC Trust, which we refer to as the Nova Scotia Matter, to disallow, equitably subordinate or reduce the following claims in the Chapter 11 Cases of the Debtors: (i) claims aggregating $1.073 billion (which we refer to collectively as the Guarantee Claims) asserted by or on behalf of holders of notes (which we refer to as the Nova Scotia Notes) issued in 2003 by General Motors Nova Scotia Finance Company (which we refer to as Nova Scotia Finance), a Nova Scotia unlimited liability company and former subsidiary of MLC, and guaranteed by MLC, and (ii) the claim of approximately $1.61 billion (which we refer to as the Wind-Up Claim and, collectively with the Guarantee Claims, as the Disputed Nova Scotia Claims) filed by the bankruptcy trustee for Nova Scotia Finance. In addition, the GUC Trust has determined that, as of September 30, 2013, approximately $378 million of the aggregate $3.19 billion of Disputed General Unsecured Claims relates to claims filed directly by former beneficial owners of Nova Scotia Notes previously issued or guaranteed by the Debtors, which we refer to as the Duplicative Claims, for which proofs of claim have otherwise been filed indirectly on behalf of such beneficial owners as members of a broader class as part of the Disputed Nova Scotia Claims. Accordingly, of the Disputed General Unsecured Claims aggregating $3.19 billion as of September 30, 2013, only approximately $134 million are associated with matters other than the Nova Scotia Matter and will remain outstanding if and when the Settlement Agreement described below becomes effective.

On September 26, 2013, the GUC Trust entered into a settlement agreement relating to the Nova Scotia Matter, which we refer to as the Settlement Agreement. The Settlement Agreement provides for, among other things, (i) the allowance of a $1.073 billion Allowed General Unsecured Claim in favor of the holders of Nova Scotia Notes in respect of the Guarantee Claims, (ii) the reduction to $477 million and allowance as so reduced of the Wind-Up Claim, and (iii) the disallowance of all of the Duplicative Claims, with (i) through (iii) collectively being referred to in this Form 10-Q as the Settlement Claims Allowance. The Settlement Agreement is subject, among other things, to the receipt of final, non-appealable approvals of its terms by each of the Bankruptcy Court and the Supreme Court of Nova Scotia, a process which is currently ongoing with respect to the Supreme Court of Nova Scotia. As a result, the Guarantee Claims, the Wind-Up Claim and the Duplicative Claims are all reflected as Disputed General Unsecured Claims in the foregoing table. For additional information regarding the Settlement Agreement, see Item 1 (“Legal Information”) of Part II of this Form 10-Q below.

Distributable Assets

The table below summarizes the activity in the New GM Securities that comprise the GUC Trust’s distributable assets, including the numbers of New GM Securities distributed through or distributable as of September 30, 2013, as well as the numbers of New GM Securities available for distribution to holders of GUC Trust Units as of September 30, 2013:

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants
Distributable Assets as of Effective Date (March 31, 2011)	150,000,000	136,363,635	136,363,635
Prior Distributions (1)	(120,352,106)	(109,411,190)	(109,411,190)
Prior Sales to Fund GUC Trust Costs and Avoidance Action Trust Funding Obligation	(1,171,650)	(1,065,134)	(1,065,134)

Holdings of New GM Securities as of September 30, 2013 (2)	28,476,244	25,887,311	25,887,311
Less: Distributions Payable at September 30, 2013 (1), (3)	(1,306,105)	(1,187,320)	(1,187,320)
Add: Distributions Payable to Holders of GUC Trust Units as of September 30, 2013 (3)	992,841	902,579	902,579
Less: Securities Set Aside from Distribution to Fund Projected GUC Trust Costs	(881,487)	(801,327)	(801,327)
Less: Securities Set Aside from Distribution to Fund Potential GUC Trust Tax Liabilities	(7,447,810)	(6,770,737)	(6,770,737)

Distributable Assets as of September 30, 2013 (4), (5)	19,833,683	18,030,506	18,030,506

(1)	The numbers of New GM Securities shown as distributed or distributable include sales for (a) cash distributions to governmental entities to the extent such governmental entities have requested such sales and demonstrated to the satisfaction of the GUC Trust Administrator that such governmental entities are precluded by applicable law from receiving distributions of New GM Securities and (b) fractional numbers of New GM Securities, in lieu of which the GUC Trust is required pursuant to the GUC Trust Agreement to distribute cash, subject to certain minimum thresholds.
(2)	Holdings of New GM Securities reflect the numbers of New GM Securities used to determine Holdings of New GM Securities in the Statement of Net Assets in Liquidation. See Note 5 (“Holdings of New GM Securities”) to the financial statements.

(3)	Distributions Payable includes both (i) Distributions Payable to holders of GUC Trust Units, in respect of Excess GUC Trust Distributable Assets that have not exceeded the minimum thresholds for distribution under the GUC Trust Agreement and (ii) Distributions Payable in respect of new Allowed General Unsecured Claims (including both (a) Allowed General Unsecured Claims that were newly allowed during the quarter ended September 30, 2013, and (b) Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled).
(4)	Distributable Assets reflects the numbers of New GM Securities shown as “GUC Trust Distributable Assets” on the report included as Exhibit 99.1 to the Form 8-K filed by the GUC Trust with the SEC on November 7, 2013. Such New GM Securities have been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims as of September 30, 2013. To the extent such claims are resolved in favor of the GUC Trust, those numbers of New GM Securities set aside may become available for distribution to holders of GUC Trust Units in future periods. The numbers of New GM Securities set out above as “Distributable Assets” do not, however, directly relate to Net Assets in Liquidation or any other number appearing in our financial statements prepared in accordance with U.S. GAAP.
(5)	As disclosed in greater detail under the heading “Settlement Agreement Relating to Nova Scotia Matter” below, as of September 30, 2013, the GUC Trust had set aside 12,179,516 shares of New GM Common Stock, 11,072,287 New GM Series A Warrants and 11,072,287 New GM Series B Warrants for the satisfaction of claims relating to the Nova Scotia Matter. However, the Settlement Agreement relating to the Nova Scotia Matter provides for a distribution of 6,174,015 shares of New GM Common Stock, 5,612,741 New GM Series A Warrants, 5,612,741 New GM Series B Warrants, in the aggregate, to the holders of such claims. As a result, subject to the occurrence of the foregoing distribution, as provided in the Settlement Agreement, and to any adjustments to the numbers of New GM Securities set aside from distribution to fund other projected costs and potential tax liabilities of the GUC Trust, the GUC Trust currently anticipates that the difference will become available for distribution to holders of GUC Trust Units as part of the special excess distribution provided for in the Settlement Agreement, within 30 days of the effective date of the Settlement Agreement. For additional information, see Item 1 (“Legal Information”) of Part II of this Form 10-Q below.

As described above under the heading “—Disputed Claims,” as of September 30, 2013, there were approximately $30.3 billion in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed, or was obligated to distribute as of September 30, 2013, in the aggregate, 121,658,211 shares of New GM Common Stock, 110,598,510 New GM Series A Warrants and 110,598,510 New GM Series B Warrants. These numbers reflect 42,122 shares of New GM Common Stock, 38,293 New GM Series A Warrants and 38,293 New GM Series B Warrants, which were set aside for distribution in respect of Allowed General Unsecured Claims that were newly allowed during the quarter ended September 30, 2013. See “—Disputed Claims” above. They also reflect 992,841 shares of New GM Common Stock, 902,579 New GM Series A Warrants and 902,579 New GM Series B Warrants that were distributable as of September 30, 2013, to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets. Because Excess GUC Trust Distributable Assets did not exceed certain minimum thresholds set forth in the GUC Trust Agreement as of September 30, 2013, the latter are not currently required to be distributed to holders of GUC Trust Units and will only be distributed to holders of GUC Trust Units at such time as Excess GUC Trust Distributable Assets exceed the applicable thresholds, which time may be the date of Special Excess Distribution as described below under the heading “—New GM Securities Set Aside from Distribution—Settlement Agreement Relating to Nova Scotia Matter.”

During the three months ended September 30, 2013, no New GM Securities were sold to fund liquidation and administrative costs of the GUC Trust.

New GM Securities Set Aside from Distribution

Overview of New GM Securities Set Aside from Distribution

In addition to distributions and liquidations of New GM Securities, which are reflected as reductions to the GUC Trust net assets in its financial statements, the GUC Trust also, from time to time, sets aside from distribution New GM Securities for potential future liquidation to fund projected liquidation and administrative costs, as well as potential income tax liabilities. The New GM Securities that are set aside from distribution by the GUC Trust are not deducted from or otherwise reflected in the net assets in liquidation of the GUC Trust in its financial statements unless and until such New GM Securities are liquidated. The New GM Securities set aside from distribution are segregated by the GUC Trust for such specific purposes and are not available for distribution to holders of GUC Trust Units or other claimants unless and to the extent that the GUC Trust later determines that the New GM Securities are no longer needed to fund those specific purposes.

The process by which New GM Securities are set aside from distribution for the purpose of funding projected liquidation and administrative costs and potential income tax liabilities is not related to, and is separate from, the process of recognizing current and deferred income tax liabilities and reserves for expected costs of liquidation in the Statement of Net Assets in Liquidation, as a matter of financial reporting. As a matter of financial reporting, income tax liabilities and reserves for expected costs of liquidation must be determined in accordance with generally accepted accounting principles applicable to the GUC Trust. By contrast, the estimates of projected costs and potential liabilities for which the GUC Trust may set aside New GM Securities are generally made on a more conservative (i.e., more inclusive) basis and include contingencies and amounts of potential income tax liabilities that are not permitted to be recognized under applicable accounting standards. See “—Critical Accounting Policies—Income Taxes,” and “—Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” above.

As of September 30, 2013, the distributable assets of the GUC Trust included 19,833,683 shares of New GM Common Stock, 18,030,506 New GM Series A Warrants and 18,030,506 New GM Series B Warrants, with an aggregate fair value of approximately $1,525.2 million, after deducting the numbers of New GM Securities (i) set aside from distribution to fund additional projected liquidation and administrative costs and potential income tax liabilities of the GUC Trust (as described below under the headings “—‘Set Aside’ Calculations Relating to Projected Liquidation and Administrative Costs” and “—‘Set Aside’ Calculations Relating to Potential Income Tax Liabilities”) and (ii) set aside for distributions payable in respect of new Allowed General Unsecured Claims. Such New GM Securities have been set aside, in part, for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims (including for distribution in the Settlement Distribution described below under the heading “—Settlement Agreement Relating to Nova Scotia Matter”). As a result, as of September 30, 2013, the remaining New GM Securities did not exceed certain thresholds set forth in the Trust Agreement for making a distribution to holders of GUC Trust Units. Nevertheless, as described below under the heading “—Settlement Agreement relating to Nova Scotia Matter,” the GUC Trust currently anticipates that a Special Excess Distribution will be able to be made at the time and in the manner required by the Settlement Agreement, provided that the necessary approvals of such Settlement Agreement are obtained as described below.

There is no assurance that additional New GM Securities will not be required to be set aside from distribution and sold to fund additional costs and income tax liabilities of the GUC Trust, beyond those the GUC Trust Administrator has already set aside as described below. Any sales of New GM Securities that occur to fund such obligations will result in a lesser number of New GM Securities available for distribution to holders of GUC Trust Units. See “—Liquidity and Capital Resources” below.

Revisions to “Set Aside” Calculations Relating to Projected Liquidation and Administrative Costs

The GUC Trust Administrator reevaluates, on a quarterly basis, the number of New GM Securities needed to be set aside from distribution for purposes of funding projected liquidation and administrative costs. This determination is made on a basis different than that used to calculate reserves for financial statement purposes. Commencing with the quarter ended September 30, 2013, the GUC Trust has revised the methodology for calculating such set asides. Previously, such calculation converted estimates of projected liquidation and administrative costs into the number of New GM Securities to be set aside from distribution by dividing such estimates by the lowest closing price for the New GM Securities since December 15, 2011 (the date record ownership of the New GM Securities was transferred to the GUC Trust from MLC). Commencing with the quarter ended September 30, 2013, however, the conversion calculation was revised so that the GUC Trust’s estimates of projected liquidation and administrative costs were instead divided by the trailing twelve month average closing prices for the New GM Securities instead of the lowest closing price since December 15, 2011.

During the three months ended September 30, 2013, the number of New GM Securities set aside from distribution to fund projected liquidation and administrative costs of the GUC Trust was increased by 516,090 shares of New GM Common Stock, 469,177 New GM Series A Warrants and 469,177 New GM Series B Warrants from those previously set aside. Such overall increases were primarily as a result of the need to fully cover projected costs for which sufficient numbers of New GM Securities were not previously available to be set aside, as a result of the limitations described under the heading “—No Further Limitations on New GM Securities Available to be Set Aside” below. Such increases were partially offset by decreases that resulted from changes in the calculation methodology describe above, as well as to certain other estimates relating to such costs. Accordingly, as of September 30, 2013, the GUC Trust had set aside from distribution, in the aggregate, 881,487 shares of New GM Common Stock, 801,327 New GM Series A Warrants, and 801,327 New GM Series B Warrants, with an aggregate fair value of $67.8 million, in order to fund projected liquidation and administrative costs of the GUC Trust.

Revisions to “Set Aside” Calculations Relating to Potential Income Tax Liabilities

In addition to reevaluating the numbers of New GM Securities to be set aside from distribution to fund projected liquidation and administrative costs, the GUC Trust Administrator also reevaluates, on a quarterly basis, the numbers of New GM Securities needed to be set aside from distribution to fund potential income tax liabilities on realized gains and future gains from the disposition of New GM Securities. Commencing with the quarter ended September 30, 2013, the GUC Trust revised the methodology for calculating such set asides. Previously, this set aside calculation methodology estimated potential income tax liabilities by applying the applicable U.S. federal income tax rate to estimates of potential capital gains, which were arrived at by comparing the highest closing price for the New GM Securities since December 15, 2011, against the tax basis of the New GM Securities on December 15, 2011. The set aside calculation methodology then converted the estimate of potential income tax liabilities into the numbers of New GM Securities to be set aside from distribution by dividing such estimate by the lowest closing market price for such securities since December 15, 2011. Just as under the prior methodology, the revised set aside calculation methodology uses the highest closing price for the New GM Securities since December 15, 2011 in estimating the potential income tax liabilities relating to potential gains from the future disposition of New GM Securities. However, commencing with the quarter ended September 30, 2013, the conversion calculation was revised so that such estimates of potential income tax liabilities were divided by the trailing twelve month average closing prices for the New GM Securities, instead of by the lowest closing price since December 15, 2011.

The GUC Trust’s calculations of the numbers of New GM Securities needed to be set aside from distribution to fund potential income tax liabilities is made using a different methodology than that used to calculate deferred tax liabilities for financial statement purposes. In estimating potential income tax liabilities, the “set aside” calculation estimates potential capital gains as the difference between (a) the tax basis of the New GM Securities on the date of transfer of record ownership on December 15, 2011 and (b) the highest closing price of such New GM Securities since December 15, 2011. By contrast, in calculating deferred tax liabilities for purposes of financial reporting, under applicable generally accepted accounting principles, the GUC Trust calculates estimated capital gains as the difference between (a) the tax basis of the New GM Securities for financial reporting purposes and (b) the closing price of such New GM Securities as of the last trading date of the most recent fiscal quarter. During the quarter ended September 30, 2013, the GUC Trust made a determination to file its U.S. federal income tax returns taking the tax position that beneficial ownership for a substantial majority of New GM Securities transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date, rather than December 15, 2011. Under generally accepted accounting principles applicable to the GUC Trust, such new tax position resulted in a reduction of the net deferred tax liability by $411.6 million at September 30, 2013, compared to the balance that would have been recorded if the tax basis were determined on December 15, 2011, for all New GM Securities. Because the new tax position has not yet been sustained on examination by the Internal Revenue Service, however, the GUC Trust Administrator has determined not to revise the “set aside” calculation methodology described above unless and until the new tax position has been sustained on examination by the Internal Revenue Service.

As a result of the foregoing quarterly reevaluation, for the three months ended September 30, 2013, of the number of New GM Securities needed to be set aside to fund potential income tax liabilities, the GUC Trust Administrator determined to reduce the number of New GM Securities previously set aside by 857,286 shares of New GM Common Stock, 779,350 New GM Series A Warrants and 779,350 New GM Series B Warrants, primarily as a result of the calculation changes described above, partially offset by an increase in the number of securities required to be set aside due to prior limitations on numbers of securities available to be set aside, as described under the heading “—No Further Limitations on New GM Securities Available to be Set Aside” below. Including such reductions, as of September 30, 2013, the GUC Trust had set aside from distribution in the aggregate 7,447,810 shares of New GM Common Stock, 6,770,737 New GM Series A Warrants and 6,770,737 New GM Series B Warrants, with an aggregate fair value of approximately $572.7 million, in order to fund potential income tax liabilities. For additional information, see “Funding for Potential Tax Liabilities” in Note 2 (“Plan of Liquidation”) to the financial statements.

The “set aside” calculation for potential income tax liabilities as of September 30, 2013, is set forth below:

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Total	Calculation Reference
Holdings of New GM Securities as of September 30, 2013	28,476,244	25,887,311	25,887,331
Tax basis of New GM Securities (1)	$19.87	$11.38	$7.88
Highest closing price since December 15, 2011 (2)	$37.58	$28.022	$20.291

Potential taxable gain per New GM Security	$17.71	$16.64	$12.41

Aggregate potential taxable gain (in thousands)	$504, 314	$430, 817	$321,287	$1,256,418
Net operating losses through September 30, 2013 (in thousands)				(48,713)
Additional expected tax deductible costs of liquidation (in thousands)				(36,905)

Potential taxable income (in thousands)				$1,170,800
Tax rate				39.6%

Potential income tax liabilities (in thousands)				$463,637	A

Average closing price for trailing twelve months (3)	$30.36	$21.04	$14.04		B
Ratio to set aside (4)	100%	91%	91%
Value per New GM Security, based on ratio to set aside	$30.36	$19.13	$12.77		C
Percentage allocable to each class of New GM Security	48.8%	30.7%	20.5%	100%	D = C/ (sum of C	)
Amount to be set aside, as allocated to each class of New GM Security (in thousands)	$226,109	$142,449	$95,079	$463,637	E = D	*A
Number of New GM Securities set aside for potential income tax liabilities	7,447,810	6,770,737	6,770,737		F = E/B
Closing price at September 30, 2013	$35.97	$26.42	$18.60

Fair value of New GM Securities set aside at September 30, 2013 (in thousands)	$267,898	$178,883	$125,935	$572,716

(1)	Using the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, for purposes of determining the tax basis thereof.
(2)	The highest closing prices for the New GM Common Stock, the New GM Series A Warrants and the New GM Series B Warrants occurred on September 18, 2013.
(3)	The average closing prices for the New GM Common Stock, the New GM Series A Warrants and the New GM Series B Warrants for the period October 1, 2012, through September 30, 2013.
(4)	The “ratio to set aside” is calculated by dividing the number of New GM Securities of each class authorized for distribution under the Plan (i.e., 150,000,000 shares of New GM Common Stock and 136,363,635 of each series of New GM Warrants) by the number of shares of New GM Common Stock authorized for distribution under the Plan.

No Further Limitations on New GM Securities Available to be Set Aside

The numbers of New GM Securities available to be set aside to fund projected liquidation and administrative costs and potential income tax liabilities are subject to inherent limitation, because of fixed total numbers of New GM Securities administered by the GUC Trust and the requirement also to set aside sufficient New GM Securities to satisfy all potential Allowed General Unsecured Claims. As disclosed in the GUC Trust’s prior filings, as part of the GUC Trust’s prior evaluations for each of the quarters ended March 31, 2013, and June 30, 2013, the numbers of New GM Securities set aside to fund projected liquidation and administrative costs were reduced from the GUC Trust’s then-current estimates of potential future requirements to fund such costs, as a result of such limitations. In addition, during the quarter ended June 30, 2013, the numbers of New GM Securities set aside to fund potential income tax liabilities were similarly reduced from the GUC Trust’s then-current estimates of potential future requirements to fund such liabilities, as a result of such limitations. Consequently, the last time that the numbers of New GM Securities set aside fully covered the GUC Trust’s estimates of projected liquidation and administrative costs was December 31, 2012, and the last time that the numbers of New GM Securities set aside fully covered the GUC Trust’s estimates of potential income tax liabilities was March 31, 2013.

As a result of the revisions to the calculation methodologies described above under the headings “—Revisions to ‘Set Aside’ Calculations Relating to Projected Liquidation and Administrative Costs” and “—Revisions to ‘Set Aside’ Calculations Relating to Potential Income Tax Liabilities” and revisions to certain other estimates, the GUC Trust has currently set aside New GM Securities that are equal to the numbers needed, based on the foregoing calculations, to be set aside to fund such costs and liabilities. The amounts set aside for such purposes are, therefore, not currently subject to the limitations described above. There can be no assurance that the amounts of New GM Securities set aside for such purposes will be sufficient to fund such costs and liabilities as they are actually incurred, in particular if the market price of the New GM Securities falls below the trailing twelve month average closing prices used in the calculation methodologies described above. In addition, there can be no assurance that, as a result of future evaluations, additional numbers of New GM Securities will not need to be set aside or sold to fund additional costs and liabilities, beyond those that are currently included in the GUC Trust’s estimates, in particular as a result of fluctuations in the market price of the New GM Securities or changes in the GUC Trust’s estimates of projected costs and potential liabilities. To the extent that the numbers of New GM Securities set aside for such purposes become insufficient to fund the GUC Trust’s estimates of projected costs and potential liabilities, the GUC Trust will disclose such limitations in future filings.

Settlement Agreement Relating to Nova Scotia Matter

On September 26, 2013, the GUC Trust entered into a Settlement Agreement with respect to the Nova Scotia Matter, which provides for, among other things, (i) the reduction and allowance of certain claims relating to the Nova Scotia Notes, which we refer to as the Settlement Claims Allowance, (ii) a special distribution to be made in respect of the allowed portion of such claims to holders of record of the Nova Scotia Notes as set forth in the Settlement Agreement, which we refer to as the Settlement Distribution, and (iii) a special distribution of excess distributable assets of the GUC Trust to be made to all holders of record of the GUC Trust Units as of a record date to be set after the date of the Settlement Distribution, which we refer to as the Special Excess Distribution. The Settlement Agreement is subject, among other things, to the receipt of final, non-appealable approvals of its terms by each of the Bankruptcy Court and the Supreme Court of Nova Scotia, a process which is currently ongoing with respect to the Supreme Court of Nova Scotia. For additional information, see Item 1 (“Legal Information”) of Part II of this Form 10-Q below.

As of September 30, 2013, the GUC Trust had set aside 12,179,516 shares of New GM Common Stock, 11,072,287 New GM Series A Warrants and 11,072,287 New GM Series B Warrants for the satisfaction of claims relating to the Nova Scotia Matter. As a result of the Settlement Claims Allowance, however, the Settlement Agreement provides for a Settlement Distribution of 6,174,015 shares of GM Common Stock, 5,612,741 New GM Series A Warrants, 5,612,741 New GM Series B Warrants and 1,550,000 GUC

Trust Units. As a result, if the terms of the Settlement Agreement are ultimately approved by the Supreme Court of Nova Scotia on a final, non-appealable basis, and if the Settlement Distribution is ultimately made, factoring in certain possible adjustments to the numbers of New GM Securities set aside to fund projected liquidation and administrative costs and potential income tax liabilities as a result of the Settlement Distribution, the GUC Trust currently anticipates that a Special Excess Distribution will be able to be made at the time and in the manner required by the Settlement Agreement. Due to certain factors identified below under the heading “Forward-Looking Statements,” in particular including the fluctuations in the market prices of the New GM Securities between now and the date of any Special Excess Distribution, the precise numbers of New GM Securities to be distributed in any Special Excess Distribution are not yet determinable and will be announced only once the Settlement Distribution has been made.

GUC Trust Units

The table below details the changes in the numbers of GUC Trust Units outstanding or issuable during the three months ended September 30, 2013:

GUC Trust Units
Outstanding or Issuable as of June 30, 2013 (1)	30,282,801
Issued during three months ended September 30, 2013	55,487
Less: Issuable as of June 30, 2013 (1)	(55,487)
Add: Issuable as of September 30, 2013 (1)	10,575

Outstanding or Issuable as of September 30, 2013	30,293,376

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of (a) Allowed General Unsecured Claims that were newly allowed during the preceding fiscal quarter and (b) Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled.

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

During the six months ended September 30, 2013, the GUC Trust’s holdings of cash and cash equivalents increased approximately $33.2 million from approximately $1.0 million to approximately $34.2 million. The increase was due primarily to proceeds from the maturity and sale of marketable securities in excess of reinvestments of $46.4 million, offset in part by cash paid for liquidation and administrative costs of $11.5 million, cash paid for Residual Wind-Down Claims of $1.2 million, and cash paid for distributions of $0.6 million.

During the six months ended September 30, 2013, the funds invested by the GUC Trust in marketable securities decreased approximately $46.4 million, from approximately $76.8 million to approximately $30.4 million. The decrease was due primarily to reduced re-investments of cash in marketable securities in order to fund cash needs during the period. The GUC Trust received approximately $41,000 in interest and dividend income on such investments during the six months ended September 30, 2013.

As of September 30, 2013, the GUC Trust held approximately $64.6 million in cash and cash equivalents and marketable securities. Of that amount, approximately $47.8 million (comprising approximately $31.7 million in remaining Residual Wind-Down Assets, approximately $15.6 million in the remaining GUC Trust Administrative Fund and approximately $0.5 million in remaining funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs) is required by the GUC Trust Agreement to be returned, upon the winding-up of the GUC Trust, to the DIP Lenders to the extent such funds are not utilized to satisfy designated Wind-Down Costs, Residual Wind-Down Claims, Residual Wind-Down Costs, Avoidance Action Defense Costs and Indenture Trustee/Fiscal Paying Agent Costs. (Of the $15.6 million remaining GUC Trust Administrative Fund, approximately $7.0 million has been separately designated for the satisfaction of costs relating to GUC Trust governance and services provided by GUC Trust professionals (other than Reporting Costs), which funds must be exhausted prior to the use of any Other Administrative Cash for such purposes.) Such amounts will not at any time be available for distribution to the holders of the GUC Trust Units. The balance of cash and cash equivalents and marketable securities of approximately $16.8 million is available for the payment of certain reporting and administrative costs and income tax liabilities of the GUC Trust, and would be available in the future for distribution to the holders of the GUC Trust units, if not otherwise used to satisfy those GUC Trust obligations. See “—Functions and Responsibilities of the GUC

Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs Residual,” “—Functions and Responsibilities of the GUC Trust—Wind-Down Claims” and “—Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC on the Dissolution Date” above.

In addition to funds held for payment of costs of liquidation and administration, the GUC Trust also holds New GM Securities, a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to sell with the approval of the Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs and income tax liabilities as they become due. As of September 30, 2013, the aggregate fair value of the New GM Securities held by the GUC Trust, excluding securities set aside for liquidating distributions payable as of that date, was approximately $2,089.3 million. As of September 30, 2013, the GUC Trust Administrator had further set aside from distribution New GM Securities with an aggregate fair market value as of that date of approximately $67.8 million to fund projected liquidation and administrative costs, and New GM Securities with an aggregate fair market value as of that date of approximately $572.7 million to fund potential income taxes. See “—Net Assets in Liquidation—Distributable Assets” above.

There is no assurance that additional numbers New GM Securities will not be required to be set aside from distribution and sold to fund additional costs and income tax liabilities, beyond what the GUC Trust Administrator has already set aside. Any sales of New GM Securities that occur to fund such obligations will result in a lesser number of New GM Securities available for distribution to holders of GUC Trust Units. In addition, as described above under the headings “—Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “—Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC on the Dissolution Date,” a portion of the GUC Trust’s assets are currently segregated pursuant to the GUC Trust Agreement for the satisfaction of Residual Wind-Down Claims and certain other specified costs. If such assets are insufficient to satisfy the Residual Wind-Down Claims or fund such other specified costs for any reason, the GUC Trust Administrator will similarly be required to set aside from distribution and sell additional New GM Securities in order to fund such shortfall.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements about the assets, financial condition and prospects of the GUC Trust. Actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the resolution of the Disputed General Unsecured Claims, the receipt of final, non-appealable approvals of the Settlement Agreement by the Supreme Court of Nova Scotia, the outcome of and the ultimate recovery on the Term Loan Avoidance Action, any related incurrence of Allowed General Unsecured Claims, the GUC Trust’s incurrence of professional fees, tax liabilities and other expenses in connection with administration of the GUC Trust, economic conditions, changes in tax and other governmental rules and regulations applicable to the GUC Trust, fluctuations in the market price of the New GM Securities and other risks, as well as various risks and uncertainties associated with New GM, as described in New GM’s periodic and current reports filed under the Securities Exchange Act of 1934, as amended. These risks and uncertainties are beyond the ability of the GUC Trust to control, and in many cases, risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements cannot be predicted. When used in this Form 10-Q, the words “believes,” “estimates,” “plans,” “expects,” “intends,” “anticipates,” “possible,” “potential” and “projected” and similar expressions are intended to identify forward-looking statements.

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

“Disputed Nova Scotia Claims” means the Wind-Up Claim and the Guarantee Claims.

“Dissolution Date” means December 15, 2011, the date that MLC filed a Certificate of Dissolution with the Secretary of State of Delaware and was dissolved.

“Duplicative Claim” means the approximately $378 million of Disputed General Unsecured Claims relating to claims filed directly by former beneficial owners of Nova Scotia Notes previously issued or guaranteed by the Debtors, for which proofs of claim have otherwise been filed indirectly on behalf of such beneficial owners as members of a broader class as part of the Disputed Nova Scotia Claims.

“Effective Date” means March 31, 2011, the date that the Plan became effective.

“Excess GUC Trust Distributable Assets” means (i) New GM Securities (only if and to the extent such New GM Securities (a) are not required for the satisfaction of new Allowed General Unsecured Claims and (b) have not been set aside from distribution to fund projected liquidation and administrative costs or income tax liabilities of the GUC Trust) and (ii) Other Administrative Cash available, if any, for distribution to the holders of GUC Trust Units.

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

“New GM Warrants” means the New GM Series A Warrants and the New GM Series B Warrants.

“Noteholder Record Date” means the record date for the Settlement Distribution to the holders of the Nova Scotia Notes, as the beneficial holders of the allowed portions of the Guarantee Claims and the Wind-Up Claim, on account of such claims; the Noteholder Record Date will be three business days following the expiration of the Settlement Appeals Periods or as otherwise established pursuant to the terms of the Settlement Agreement.

“Nova Scotia Finance” means General Motors Nova Scotia Finance Company, a Nova Scotia unlimited liability company and a subsidiary of Old GM.

“Nova Scotia Matter” means the litigation relating to the Disputed Nova Scotia Claims.

“Nova Scotia Mediation” means the court-ordered mediation process relating to the Nova Scotia Matter that commenced on June 27, 2013.

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

“Resolved Allowed Claims” means the Term Loan Avoidance Action Claims and the Resolved Disputed Claims.

“Resolved Disputed Claims” means previously Disputed General Unsecured Claims that are subsequently allowed.

“SEC” means the Securities and Exchange Commission.

“Settlement Agreement” means the Settlement Agreement, dated September 26, 2013, among the GUC Trust, certain holders of Nova Scotia Notes, the Nova Scotia Trustee, General Motors LLC and the other parties named therein, relating to the Nova Scotia Matter.

“Settlement Appeals Periods” means the deadlines for appeal of the approvals, if any, of the terms of the Settlement Agreement obtained from the Bankruptcy Court and the Supreme Court of Nova Scotia.

“Settlement Claims Allowance” means (i) the allowance of a $1.073 billion Allowed General Unsecured Claim in favor of the holders of Nova Scotia Notes in respect of the Guarantee Claims, (ii) the reduction to $477 million and allowance as so reduced of the Wind-Up Claim, and (iii) the disallowance of all of the Duplicative Claims.

“Settlement Distribution” means the a special distribution of New GM Securities and GUC Trust Units, to be made pursuant to the Settlement Agreement and Sections 5.3 and 5.8 of the GUC Trust Agreement to the holders of record of the Nova Scotia Notes as of the Noteholder Record Date.

“Special Excess Distribution” means a special distribution of excess distributable assets of the GUC Trust, pursuant to Sections 5.4 and 5.8 of the GUC Trust Agreement, to all holders of record of the GUC Trust Units (including the GUC Trust Units distributed in the Settlement Distribution) as of a record date to be set after the date of the Settlement Distribution.

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

“Wind-Up Claim” means the claim of approximately $1.61 billion filed by the Nova Scotia Trustee in the Chapter 11 Case of the Debtors.

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

As previously disclosed, the GUC Trust has been involved in certain ongoing litigation, which we refer to as the Nova Scotia Matter, to disallow, equitably subordinate or reduce the following claims in the Chapter 11 Cases of the Debtors: (i) claims aggregating approximately $1.073 billion (which we refer to collectively as the Guarantee Claims) asserted by or on behalf of holders of notes (which we refer to as the Nova Scotia Notes) issued in 2003 by General Motors Nova Scotia Finance Company (which we refer to as Nova Scotia Finance), a Nova Scotia unlimited liability company and former subsidiary of MLC, and guaranteed by MLC, and (ii) the claim of approximately $1.61 billion (which we refer to as the Wind-Up Claim and, collectively with the Guarantee Claims, as the Disputed Nova Scotia Claims) filed by the bankruptcy trustee for Nova Scotia Finance. The GUC Trust previously announced the commencement, on June 27, 2013, of a court-ordered mediation process, which we refer to as the Nova Scotia Mediation, in the Nova Scotia Matter.

As disclosed in the Form 8-K filed with the SEC on September 27, 2013, on September 26, 2013, the parties to the Nova Scotia Mediation entered into a proposed settlement agreement relating to the Nova Scotia Litigation, which we refer to as the Settlement Agreement, the principal terms of which include:

(i)	the allowance of a $1.073 billion Allowed General Unsecured Claim in favor of the holders of Nova Scotia Notes in respect of the Guarantee Claims;

(ii)	the reduction of the approximately $1.61 billion Wind-Up Claim to $477 million, and the allowance of such claim as so reduced as an Allowed General Unsecured Claim;

(iii)	the payment by General Motors of Canada Limited of $50 million in cash to the Nova Scotia Trustee, to be applied in part to pay certain fees and expenses of certain parties to the Nova Scotia Mediation, with the remainder to be distributed to the holders of the Nova Scotia Notes, in each case as specified in the Settlement Agreement; and

(iv)	various releases from liability by all past, present and future holders of Nova Scotia Notes and the other parties to the Settlement Agreement.

The Settlement Agreement requires the GUC Trust to make the following distributions in accordance with the terms of the GUC Trust Agreement, on an accelerated basis:

(i)	a special distribution, which we refer to as the Settlement Distribution, of New GM Securities and GUC Trust Units, pursuant to Sections 5.3 and 5.8 of the GUC Trust Agreement, to the holders of record of the Nova Scotia Notes as of a date, which we refer to as the Noteholder Record Date, three business days following the expiration of the Settlement Appeals Periods (as defined below) or as otherwise established pursuant to the terms of the Settlement Agreement, as the beneficial holders of the allowed portions of the Guarantee Claims and the Wind-Up Claim, on account of such claims; and

(ii)	a special distribution of excess distributable assets of the GUC Trust, pursuant to Sections 5.4 and 5.8 of the GUC Trust Agreement, to all holders of record of the GUC Trust Units (including the GUC Trust Units distributed in the Settlement Distribution) as of a record date to be set after the date of the Settlement Distribution, which we refer to as the Special Excess Distribution.

The Settlement Distribution will consist of, in the aggregate (a) 6,174,015 shares of New GM Common Stock, (b) 5,612,741 New GM Series A Warrants, (c) 5,612,741 New GM Series B Warrants, and (d) 1,550,000 GUC Trust Units. In addition, in the event that any assets become available for distribution to holders of Allowed General Unsecured Claims in respect of the Term Loan Avoidance Action, such distributions will be made to the holders of the Nova Scotia Notes as of the Noteholder Record Date, as the beneficial holders of the allowed portions of the Guarantee Claim and the Wind-Up Claim. For additional information regarding the Term Loan Avoidance Action, please see the disclosure under the heading “—Functions and Responsibilities of the GUC Trust—Term Loan Avoidance Action” in Item 2 (“Management’s Discussion and Analysis”) of Part I of this Form 10-Q.

The Settlement Agreement is subject to, among other things, the receipt of approvals of the terms of the Settlement Agreement by each of the Bankruptcy Court and the Supreme Court of Nova Scotia, and the terms of the Settlement Agreement are not binding on the GUC Trust or the other parties until such court approvals are obtained and any applicable deadlines for appeal, which we refer to as the Settlement Appeals Periods, have expired. The Settlement Agreement is also subject to (i) the withdrawal, disallowance and/or expungement of all other claims filed in the bankruptcy cases of MLC in respect of the Nova Scotia Notes (including the Duplicative Claims) (ii) the withdrawal of the New GM Administrative Claim, as defined and to the extent set forth in the Settlement Agreement, (iii) the withdrawal of the Rule 60(b) Motion, as defined in the Settlement Agreement, and (iv) the dismissal of the Nova Scotia Matter and all ancillary proceedings thereto.

On October 21, 2013, the Bankruptcy Court entered an order approving the terms of the Settlement Agreement, thus commencing a 14-day appeals period in the U.S. that expired on November 4, 2013, making the Bankruptcy Court approval order final and non-appealable. With respect to the Supreme Court of Nova Scotia approval, the GUC Trust understands that the trustee in bankruptcy for General Motors Nova Scotia Finance Company has sought a hearing date with the Supreme Court of Nova Scotia, for the consideration of such matters, of November 12, 2013, which date may be revised without further notice to the GUC Trust. The GUC Trust also understands that, following the entry by the Supreme Court of Nova Scotia of any order approving the terms of the Settlement Agreement, a 10-day appeals period would commence in Canada, upon the expiration of which, absent any appeals, any such approval order would become final and non-appealable.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Motors Liquidation Company GUC Trust, for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Net Assets in Liquidation (Liquidation Basis) as of September 30, 2013 and March 31, 2013, (ii) Condensed Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three and six months ended September 30, 2013 and 2012, (iii) Condensed Statements of Cash Flows (Liquidation Basis) for the six months ended September 30, 2013 and 2012 and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2013

MOTORS LIQUIDATION COMPANY GUC TRUST

By: Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

By:	/s/ David A. Vanaskey
Name:	David A. Vanaskey
Title:	Vice President of Wilmington Trust Company

EXHIBIT INDEX

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Motors Liquidation Company GUC Trust, for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Net Assets in Liquidation (Liquidation Basis) as of September 30, 2013 and March 31, 2013, (ii) Condensed Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three and six months ended September 30, 2013 and 2012, (iii) Condensed Statements of Cash Flows (Liquidation Basis) for the six months ended September 30, 2013 and 2012 and (iv) Notes to Condensed Financial Statements.