Form 10-Q
period 2013-12-31
Motors Liquidation Co
filed 2014-02-07
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

*	The registrant is not required to file reports pursuant to Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934, but has filed all reports required pursuant to the no-action letter of the Securities and Exchange Commission to the registrant dated May 23, 2012.

MOTORS LIQUIDATION COMPANY GUC TRUST

FORM 10-Q TABLE OF CONTENTS

Item 1.	Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	December 31, 2013	March 31, 2013
	Unaudited
ASSETS
Cash and Cash Equivalents	$9,923	$1,010
Marketable Securities	49,735	76,796
Holdings of New GM Securities (Note 5)	1,384,305	1,591,110
Other Assets & Deposits	1,547	1,815

TOTAL ASSETS	1,445,510	1,670,731
LIABILITIES
Accounts Payable & Accrued Liabilities	4,964	6,782
Liquidating Distributions Payable (Note 4)	8,466	16,555
Deferred Tax Liability (Note 8)	32,183	164,845
Reserves for Residual Wind Down Claims (Note 7)	29,340	30,855
Reserves for Expected Costs of Liquidation (Note 7)	39,363	61,513

TOTAL LIABILITIES	114,316	280,550

NET ASSETS IN LIQUIDATION (Note 3)	$1,331,194	$1,390,181

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net Assets in Liquidation, beginning of period	$2,077,458	$1,150,707	$1,390,181	$1,369,239

Increase (decrease) in net assets in liquidation:
Net (additions) reductions to reserves for Expected Costs of Liquidation (Note 7)	(646)	(13,563)	7,563	(18,961)
Liquidating distributions (Note 4)	(1,067,130)	(20,637)	(1,167,938)	(75,786)
Net change in fair value of holdings of New GM Securities	353,679	441,209	968,670	194,886
Interest and dividend income	16	49	56	122
Income tax (provision) benefit (Note 8)	(32,183)	(172,039)	132,662	(83,774)

Net (decrease) increase in net assets in liquidation	(746,264)	235,019	(58,987)	16,487

Net Assets in Liquidation, end of period	$1,331,194	$1,385,726	$1,331,194	$1,385,726

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended December 31,
	2013	2012
Cash flows from (used in) operating activities
Cash receipts from interest and dividends	$50	$133
Cash paid for professional fees, governance costs and other administrative costs	(16,194)	(33,286)
Cash paid for Residual Wind-Down Claims	(1,451)	(1,342)
Cash paid for distributions	(581)	(3)

Net cash flows used in operating activities	(18,176)	(34,498)
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(97,020)	(150,717)
Cash from maturities and sales of marketable securities	124,081	161,093

Net cash flows from investing activities	27,061	10,376
Cash flows from (used in) financing activities
Cash from sale of New GM Securities for distribution	28	14
Cash transferred to the Avoidance Action Trust	—	(13,715)

Net cash flows from (used in) financing activities	28	(13,701)

Net increase (decrease) in cash and cash equivalents	8,913	(37,823)
Cash and cash equivalents, beginning of period	1,010	38,396

Cash and cash equivalents, end of period	$9,923	$573

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

December 31, 2013

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

The accompanying (a) condensed Statement of Net Assets in Liquidation at March 31, 2013, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements. The GUC Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets in liquidation for the nine months ended December 31, 2013, are not necessarily indicative of the changes in net assets that may be expected for the full year. The GUC Trust believes that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, the accompanying interim condensed financial statements should be read in conjunction with the GUC Trust’s financial statements for the year ended March 31, 2013, included in the Form 10-K filed by the GUC Trust with the Securities and Exchange Commission on May 21, 2013.

The preparation of condensed financial statements in conformity with U.S. GAAP requires the GUC Trust Administrator to make estimates and assumptions that affect the reported amounts of assets and liabilities and are subject to change.

Changes to U.S. GAAP are made by the FASB in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification (ASC). The GUC Trust considers the applicability and impact of all ASU’s, including those issued but not yet effective. ASU’s not noted herein were assessed and determined not to be applicable to the GUC Trust. In April 2013, the FASB issued ASU No. 2013-07, Liquidation Basis of Accounting, which amended the FASB ASC and provides guidance as to when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The provisions are effective for annual periods beginning after December 15, 2013, and interim periods therein. The GUC Trust will adopt the provisions of this standard on April 1, 2014, and does not expect such adoption to have a significant impact on its financial statements.

2. Plan of Liquidation

On March 31, 2011, the date the Plan became effective (the “Effective Date”), there were approximately $29,771 million in Allowed General Unsecured Claims. In addition, as of the Effective Date, there were approximately $8,154 million in disputed general unsecured claims which reflected liquidated disputed claims, as adjusted pursuant to the Plan, and a Bankruptcy Court ordered distribution reserve for unliquidated disputed claims (“Disputed General Unsecured Claims”), but did not reflect potential Term Loan Avoidance Action Claims. The total aggregate amount of general unsecured claims, both allowed and disputed, asserted against the Debtors, inclusive of the potential Term Loan Avoidance Action Claims, was approximately $39,425 million as of the Effective Date.

Pursuant to the GUC Trust Agreement, holders of Disputed General Unsecured Claims become entitled to receive a distribution of New GM Securities from the GUC Trust if, and to the extent that, such Disputed General Unsecured Claims become Allowed General Unsecured Claims. Under the GUC Trust Agreement, the GUC Trust Administrator has the authority to file objections to such Disputed General Unsecured Claims and the Bankruptcy Court has extended the time by which the GUC Trust may object to Disputed General Unsecured Claims and Residual Wind-Down Claims as defined below to March 20, 2014 (which date may be further extended by application to the Bankruptcy Court). Such claims may be prosecuted through alternative dispute resolution proceedings, including mediation and arbitration (“ADR Proceedings”), if appropriate. As of December 31, 2013, there were approximately $130.6 million in Disputed General Unsecured Claims, which amount has been significantly reduced from approximately $8,154 million as of the Effective Date. See “—Allowed and Disputed Claims” below.

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

Litigation with respect to these issues is ongoing (with the Term Loan Avoidance Action currently pending before the U.S. Court of Appeals for the Second Circuit), and the rights to any recoveries on the Term Loan Avoidance Action are still disputed. In no event, however, will any funds reclaimed from the pre-petition lenders be transferred to or otherwise benefit the GUC Trust or be distributed to holders of GUC Trust Units.

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

Funding for GUC Trust Costs of Liquidation

The GUC Trust has incurred and will continue to incur certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (the “Administrative Fund”) primarily for the purpose of paying certain fees and expenses incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor (as defined in Item 2 (“Management’s Discussion and Analysis”) under the heading “Glossary” below) and the fees and expenses for professionals retained by the GUC Trust), other than the Reporting Costs, as defined below (“Wind-Down Costs”). As of December 31, 2013, the remaining Administrative Fund aggregated $14.2 million. Of that amount, approximately $8.8 million has been separately designated for the satisfaction of certain costs and liabilities of the GUC Trust (other than Reporting Costs (as defined below)) and $5.4 million is available for other Wind-Down Costs, which funds must be exhausted prior to the use of any Other Administrative Cash (as defined below) for such purposes. Cash or investments from the Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

The GUC Trust Agreement authorized the GUC Trust to liquidate approximately $5.7 million of New GM Securities (the “Initial Reporting Cash”) shortly after the Effective Date for the purposes of funding certain fees and expenses of the GUC Trust (the “Reporting Costs”), including those directly or indirectly relating to (i) reports to be prepared and filed by the GUC Trust pursuant to applicable rules, regulations and interpretations of the Securities and Exchange Commission, (ii) the transfer, registration for transfer and certification of GUC Trust Units, and (iii) the application by the Committee (as defined below) to the Internal Revenue Service for a private letter ruling regarding the tax treatment of the GUC Trust and the holders of Allowed General Unsecured Claims in respect to the distribution of New GM Securities. The GUC Trust Agreement provides that the Administrative Fund may not be utilized to satisfy any Reporting Costs.

The GUC Trust Agreement provides that, if the GUC Trust Administrator determines that the Administrative Fund is not sufficient to satisfy the current or projected Wind-Down Costs or the Initial Reporting Cash is not sufficient to satisfy the current or projected Reporting Costs, the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to set aside New GM Securities from distribution for these purposes. The GUC Trust Administrator may then liquidate such “set aside” New GM Securities to fund the Wind-Down Costs and/or Reporting Costs with the required approval of the Bankruptcy Court. New GM Securities that are set aside and/or sold in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and the cash proceeds of any such sale will be classified as “Other Administrative Cash” under the GUC Trust Agreement. Although any such liquidation of set aside New GM Securities will be reflected in the financial statements of the GUC Trust at the time of liquidation, the setting aside of New GM Securities itself is not reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust. Separate from this process of setting aside New GM Securities to satisfy unfunded projected costs and expenses of the GUC Trust, as a matter of financial reporting, the GUC Trust records a reserve in its Statement of Net Assets in Liquidation (the source of funding of which is not addressed therein) for all expected costs of liquidation for which there is a reasonable basis for estimation. For this reason, among others, there is not a direct relationship between the amount of such reserve reflected in the Statement of Net Assets in Liquidation and the value of any New GM Securities that are set aside for current or projected costs and expenses of the GUC Trust. Adjustments to the Reserve for Expected Costs of Liquidation as reported in the Statement of Net Assets in Liquidation are recorded only when there is a reasonable basis for estimation of the expected incurrence of additional costs. For more information regarding the Reserves for Expected Costs of Liquidation reflected in the Statement of Net Assets in Liquidation, see Note 7.

The Bankruptcy Court previously approved in March 2012, and December 2012, the sale of New GM Securities to fund the then current and projected costs and expenses of the GUC Trust. The March 2012, Bankruptcy Court order also authorized the sale of further New GM Securities for the purpose of funding certain fees, costs and expenses of the Avoidance Action Trust (as described below under the heading “—Funding for Avoidance Action Trust”).

Through March 31, 2013, sales of New GM Securities to fund projected Reporting Costs and Wind-Down Costs through calendar year 2013 aggregated approximately $50.2 million, including the Initial Reporting Cash (which amounts comprised part of the GUC Trust’s Other Administrative Cash). Such securities sold aggregated 902,228 shares of New GM Common Stock, 820,205 New GM Series A Warrants and 820,205 New GM Series B Warrants. There have been no subsequent sales of securities to fund Wind-Down Costs and Reporting Costs.

To the extent that any of the Other Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining Other Administrative Cash will be distributed by the GUC Trust to holders of the GUC Trust Units.

As of December 31, 2013, New GM Securities with an aggregate fair market value as of that date of $64.8 million have been set aside for projected GUC Trust fees, costs and expenses to be incurred beyond December 31, 2013. Accordingly, such New GM Securities are currently not available for distribution to the beneficiaries of the GUC Trust Units.

Funding for Potential Tax Liabilities

The GUC Trust is subject to U.S. federal income tax on realized gains from the disposition of shares of New GM Common Stock and New GM Warrants (such taxes, “Taxes on Distribution”). The GUC Trust Agreement provides that the Administrative Fund may not be utilized to satisfy any Taxes on Distribution. As such, the GUC Trust Administrator is authorized, with the approval of the GUC Trust Monitor, to set aside from distribution certain numbers of New GM Securities, the liquidated proceeds of which would be sufficient to satisfy any potential Taxes on Distribution. The GUC Trust Administrator may then liquidate such “set aside” New GM Securities to fund the Taxes on Distribution, with the approval of the GUC Trust Monitor, but without the necessity of obtaining approval of the Bankruptcy Court. New GM Securities that are set aside and subsequently sold in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and the cash proceeds of any such sale will be classified as “Other Administrative Cash” under the GUC Trust Agreement. New GM Securities that have been so set aside are included in Holdings of New GM Securities in the accompanying Statement of Net Assets in Liquidation. In the event such set-aside New GM Securities were sold to fund Taxes on Distribution, the proceeds of such sale would be reflected in Cash and Cash Equivalents and/or Marketable Securities until expended to pay Taxes on Distribution. While the set-aside New GM Securities are not available for distribution, there is no corresponding liability or reserve related to the set aside New GM Securities reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust.

During the three months ended December 31, 2013, the GUC Trust Administrator reviewed the current and potential Taxes on Distribution. As a result of such review, the GUC Trust Administrator determined that New GM Securities with an aggregate fair market value (as of December 31, 2013) of $716.6 million should be set aside for potential Taxes on Distribution based on (1) the GUC Trust’s method for calculating potential gains on distributions or sales of New GM Securities (reduced by carryforward net operating losses and future deductible expenses at December 31, 2013) and (2) the GUC Trust’s method for converting the potential tax liability to the number of securities to be set aside. However, as a result of limitations on the number of New GM Securities that were available to be set aside, New GM Securities with an aggregate fair value (as of December 31, 2013) of only $694.1 million were able to be set aside. (See Item 2, “Management’s Discussion and Analysis” under the heading “Net Assets in Liquidation—New GM Securities Set Aside from Distribution—Limitation on New GM Securities Available to be Set Aside” for additional details regarding such limitations.) Such New GM Securities are not currently available for distribution to the beneficiaries of GUC Trust Units. The GUC Trust Administrator intends to continue to reevaluate the numbers of New GM Securities set aside on a quarterly basis.

As previously disclosed, during the quarter ended September 30, 2013, the GUC Trust made a determination to file its U.S. federal income tax returns taking the position that beneficial ownership for a substantial majority of New GM Securities was transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date, instead of December 15, 2011, when record ownership of the remaining New GM Securities still held by MLC was transferred from MLC to the GUC Trust. During the current quarter, the GUC Trust filed its U.S. federal income tax return for the year ended March 31, 2013 with the Internal Revenue Service using the new tax position described above. This new tax position resulted in an increased tax basis of the New GM Securities from the prior tax position and, therefore, reduced taxable gains and increased taxable losses on distributions and sales of New GM Securities since March 31, 2011. The new tax position has not been sustained on examination by the Internal Revenue Service as of the date hereof. However, the GUC Trust believes, based on the available evidence and consultation with GUC Trust professionals, that it is more likely than not that the new tax position will be sustained on examination by the Internal Revenue Service based on the technical merits of the position. Accordingly, this new tax position has been reflected in the amounts recognized in current and deferred income tax liabilities and the income tax provision in the GUC Trust’s financial statements since September 30, 2013. By contrast as a conservative measure, the calculation of the “set aside” of New GM Securities for potential Taxes on Distribution utilizes the prior tax position rather than the new tax position. The calculation of the “set aside” of New GM Securities for potential Taxes on Distribution will not reflect the new tax position unless and until the new tax position has been sustained on examination by the Internal Revenue Service for all applicable income tax returns, including the GUC Trust’s U.S. federal income tax return for the year ending March 31, 2014 and subsequent years.

Funding for Avoidance Action Trust

Based on an analysis of the Avoidance Action Trust and its potential funding sources, the GUC Trust Administrator, in conjunction with the Avoidance Action Trust Administrator, determined that it would be in the best interest of the holders of Allowed General Unsecured Claims to fund certain fees, costs and expenses of the Avoidance Action Trust, subject to approval of the Bankruptcy Court. In March 2012, the Bankruptcy Court approved the sale of New GM Securities aggregating approximately $13.7 million and the transfer of the sales proceeds to the Avoidance Action Trust for such funding. The sale occurred in March 2012, comprising 269,422 shares of New GM Common Stock, 244,929 New GM Series A Warrants and 244,929 New GM Series B Warrants. The sales proceeds were transferred to the Avoidance Action Trust in May 2012.

Residual Wind-Down Claims and Costs

Upon the dissolution of the Debtors, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining disputed administrative expenses, priority tax claims, priority non-tax claims and secured claims (the “Residual Wind-Down Claims”). On December 15, 2011, under the Plan, the Debtors transferred to the GUC Trust an amount of cash necessary (the “Residual Wind-Down Assets”) to satisfy the ultimate allowed amount of such Residual Wind-Down Claims (including certain litigation defense costs related to the Term Loan Avoidance Action (the “Avoidance Action Defense Costs”)), as estimated by the Debtors, and the costs, fees and expenses relating to satisfying and resolving the Residual Wind-Down Claims (the “Residual Wind-Down Costs”). The Residual Wind-Down Assets initially aggregated approximately $42.8 million (which amount consisted of approximately $40.0 million in cash, including approximately $1.4 million for the payment of Avoidance Action Defense Costs, and the transferred benefit of approximately $2.8 million in prepaid expenses). Should the Residual Wind-Down Costs and the Residual Wind-Down Claims be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. If at any time the GUC Trust Administrator determines that the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims (including the actual amount of Avoidance Action Defense Costs) and Residual Wind-Down Costs, such costs will be satisfied by Other Administrative Cash. If there is no remaining Other Administrative Cash, the GUC Trust Administrator is authorized to, with GUC Trust Monitor approval, set aside and, with Bankruptcy Court approval, sell New GM Securities to cover the shortfall. To the extent that New GM Securities are set aside and sold to obtain funding to complete the wind-down of the Debtors, such securities will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Costs could reduce the assets of the GUC Trust available for distribution. Although any such sale of set aside New GM Securities would be reflected in the financial statements of the GUC Trust in the period of sale, the setting aside of New GM Securities itself would not be reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust.

After the GUC Trust has concluded its affairs, any funds remaining that were obtained from the sale of New GM Securities to fund the wind-down process or the resolution and satisfaction of the Residual Wind-Down Claims will be distributed to the holders of the GUC Trust Units. Including costs accrued as of December 31, 2013, the amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $69,000. As a result a new Residual Wind-Down Claim has arisen in the amount of such excess. It is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise to be paid from the other remaining Residual Wind-Down Assets and, following the depletion of such assets, Other Administrative Cash or the sale of

New GM Securities. As of December 31, 2013, $31.2 million in Residual Wind-Down Assets were held by the GUC Trust (including $0.4 million of the original $1.4 million earmarked for Avoidance Action Defense Costs), which are recorded in cash and cash equivalents, marketable securities, and other assets & deposits in the accompanying Condensed Statement of Net Assets in Liquidation. By comparison, there were approximately $13.2 million in Residual Wind-Down Claims against such assets as of December 31, 2013, subject to increase for new Residual Wind-Down Claims that are expected to arise for Avoidance Action Defense Costs.

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC for the purposes of funding (1) $1.4 million in respect of certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC, or the Indenture Trustee / Fiscal and Paying Agent Costs, and (2) $2.0 million in respect of Reporting Costs. The funds received were credited to the reserve for expected costs of liquidation. Any unused portion of the funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of December 31, 2013, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs held by the GUC Trust approximated $0.5 million and are recorded in cash and cash equivalents in the accompanying Condensed Statement of Net Assets in Liquidation.

3. Net Assets in Liquidation

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units (“Trust Beneficiaries”). Certain assets of the GUC Trust are set aside for funding the projected costs of liquidation and potential tax liabilities and are currently not available to the Trust Beneficiaries. Other assets of the GUC Trust, primarily Holdings of New GM Securities, as described in Notes 1 and 5, are available to be distributed to the Trust Beneficiaries (“GUC Trust Distributable Assets”) in accordance with the Plan. The amounts of net assets in liquidation presented in the accompanying Condensed Statements of Net Assets in Liquidation at December 31and March 31, 2013, correspond to the amounts of GUC Trust Distributable Assets as of December 31 and March 31, 2013.

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

The following table presents the changes during the three months ended December 31, 2013, in the numbers of GUC Trust Units outstanding or which the GUC Trust was obligated to issue:

Trust Units
Outstanding or issuable at September 30, 2013	30,293,376
Issued during the period (1)	1,560,575
Less: Issuable at beginning of period (2)	(10,575)
Add: Issuable at end of period (2)	—

Outstanding at December 31, 2013 (3)	31,843,376

(1)	Of the 1,560,575 GUC Trust Units issued during the quarter ended December 31, 2013, 1,550,000 related to the Nova Scotia Settlement Distribution (as defined below) applicable to the Nova Scotia Matter (as defined below) described in Note 4. The balance was issued in respect of GUC Trust Units issuable at September 30, 2013.
(2)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal quarter.
(3)	The number of GUC Trust Units outstanding at any time represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units and New GM Securities.

Allowed and Disputed Claims

The total cumulative pro rata liquidating distributions ultimately received by Trust Beneficiaries are dependent upon the current amount of Allowed General Unsecured Claims and final resolution of outstanding Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims (as described in Note 2). Disputed General Unsecured Claims at December 31, 2013, reflect claim amounts at their originally filed amounts, a court ordered distribution “set aside” for certain claims filed without a claim amount and other adjustments as ordered by the court or permitted by the Plan. The Disputed General Unsecured Claims may settle at amounts that differ significantly from these amounts and at amounts that differ significantly from the historical pattern at which claims have been settled and allowed in proportion to claims resolved and disallowed. As described in Note 1, prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims. Liquidating distributions payable are recorded (at the fair value of New GM Securities to be distributed) as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2, liquidating distributions payable would be recorded for the New GM Securities (at fair value) that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence.

The following table presents a summary of the Allowed and Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims for the three months ended December 31, 2013:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claim Amount (2)
Total, September 30, 2013	$30,293,305	$3,191,393	$1,500,000	$4,691,393	$34,984,698
New Allowed General Unsecured Claims	1,550,000	—	—	—	1,550,000
Disputed General Unsecured Claims resolved or disallowed	—	(3,060,821)	—	(3,060,821)	(3,060,821)

Total, December 31, 2013	$31,843,305	$130,572	$1,500,000	$1,630,572	$33,473,877

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

As previously disclosed, on September 26, 2013, the GUC Trust entered into a settlement agreement (the “Nova Scotia Settlement Agreement”), to resolve certain litigation (the “Nova Scotia Matter”) to disallow, equitably subordinate or reduce claims relating to notes (the “Nova Scotia Notes”) issued in 2003 by General Motors Nova Scotia Finance Company and guaranteed by MLC. The Nova Scotia Settlement Agreement became effective pursuant to its terms on November 25, 2013. As a result, Disputed General Unsecured Claims with an aggregate maximum asserted amount of $3,060.8 million were resolved, $1,550.0 million of which were allowed and approximately $1,510.8 million of which were disallowed. For additional information regarding the Nova Scotia Matter and the Nova Scotia Settlement Agreement, see the disclosure in Item 1 (“Legal Proceedings”) in Part II of this Form 10-Q. See Note 4 for additional information regarding distributions of New GM Securities during the quarter ended December 31, 2013 pursuant to the terms of the Nova Scotia Settlement Agreement.

4. Liquidating Distributions

Liquidating distributions during the three months ended December 31, 2013, consisted of the following:

(in thousands)	Fair Value
Distributions during the three months ended December 31, 2013	$1,159,111
Less: Liquidating distributions payable at September 30, 2013	(100,447)
Add: Liquidating distributions payable at December 31, 2013	8,466

Total	$1,067,130

Liquidating distributions during the nine months ended December 31, 2013, consisted of the following:

(in thousands)	Fair Value
Distributions during the nine months ended December 31, 2013	$1,176,027
Less: Liquidating distributions payable at March 31, 2013	(16,555)
Add: Liquidating distributions payable at December 31, 2013	8,466

Total	$1,167,938

The distributions during the three and nine month periods ended December 31, 2013, consisted of (1) the Nova Scotia Settlement Distribution (as defined below), (2) the Special Excess Distribution (as defined below), (3) distributions to holders of Resolved Disputed Claims (exclusive of the Nova Scotia Settlement Distribution) and (4) distributions to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements As described in Note 3, the GUC Trust entered into the Nova Scotia Settlement Agreement on September 26, 2013, which became effective November 25, 2013. The Nova Scotia Settlement Agreement provided for, among other things, (i) the reduction of claims relating to the Nova Scotia Matter, in the aggregate, from $3,060.8 million to $1,550.0 million and allowance of such claim as so reduced (the “Nova Scotia Settlement Claims Allowances”), (ii) a liquidating distribution to be made to the holders of the Allowed General Unsecured Claims resulting from the Settlement Claims Allowances (the “Nova Scotia Settlement Distribution”), and (iii) a subsequent liquidating distribution of Excess GUC Trust Distributable Assets (as defined in the GUC Trust Agreement) to be made to holders of the GUC Trust Units (the “Special Excess Distribution”). The Nova Scotia Settlement Distribution was made on or about December 2, 2013, aggregating approximately $527.5 million and consisted of, in the aggregate, (a) 6,174,015 shares of New GM Common Stock, (b) 5,612,741 New GM Series A Warrants, (c) 5,612,741 New GM Series B Warrants, and (d) 1,550,000 GUC Trust Units. The Special Excess Distribution was made on or about December 23, 2013, aggregating approximately $614.8 million and consisted of, in the aggregate, (a) 6,735,070 shares of New GM Common Stock, (b) 6,122,789 New GM Series A Warrants, and (c) 6,122,789 New GM Series B Warrants. For additional information regarding the Nova Scotia Matter and the related Nova Scotia Settlement Agreement, see the disclosure in Item 1 (“Legal Proceedings”) in Part II of this Form 10-Q.

The GUC Trust was obligated at December 31, 2013, to distribute 93,738 shares of New GM Stock, 85,178 of New GM Series A Warrants, and 85,178 of New GM Series B Warrants in the aggregate to certain holders of Allowed General Unsecured Claims who had not then satisfied certain informational requirements necessary to receive these securities. In addition, as of December 31, 2013, cash of approximately $13,000 was then distributable to governmental entities which are precluded by applicable law from receiving distributions of New GM Securities and for distributions in lieu of fractional shares and warrants.

5. Holdings of New GM Securities

At December 31, 2013, the Holdings of New GM Securities, at fair value, consisted of the following:

	Number	Fair Value (in thousands)
New GM Common Stock	15,347,633	$627,258
New GM Series A Warrants	13,952,218	434,472
New GM Series B Warrants	13,952,218	322,575

Total		$1,384,305

As described in Note 4, as of December 31, 2013, the GUC Trust had accrued liquidating distributions payable aggregating $8.5 million in respect of both New GM Securities and cash of $13,000 then distributable. As a result, the numbers of New GM Securities reflected above include shares and warrants for which liquidating distributions were then pending. As of December 31, 2013, these securities for which distributions were then pending aggregated 93,738 shares of New GM Common Stock, 85,178 Series A Warrants and 85,178 Series B Warrants.

As of December 31, 2013, the number of common stock shares and warrants in the table above also includes New GM Securities aggregating $64.8 million set aside to fund projected GUC Trust fees, costs and expenses to be incurred beyond 2013 and $694.1 million of New GM Securities set aside to fund potential Taxes on Distribution. As a result, as of December 31, 2013, the numbers of New GM Securities in the table above include an aggregate 8,413,905 shares of New GM Common Stock, 7,648,979 New GM Series A Warrants, and 7,648,979 New GM Series B Warrants which have been so set aside.

Set forth below are the aggregate number and fair value of all such shares and warrants which are pending distribution or are set aside, and are not available for distribution at December 31, 2013.

	Number	Fair Value (in thousands)
New GM Common Stock	8,507,643	$347,707
New GM Series A Warrants	7,734,157	240,842
New GM Series B Warrants	7,734,157	178,814

Total		$767,363

6. Fair Value Measurements

Accounting standards require certain assets and liabilities be reported at fair value in the financial statements and provide a framework for establishing that fair value. The framework for determining fair value is based on a hierarchy that prioritizes the inputs and valuation techniques used to measure fair value. The GUC Trust’s Marketable Securities, Holdings of New GM Securities and Liquidating Distributions Payable are presented as provided by this hierarchy.

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

Level 3—Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs at December 31, 2013 and March 31, 2013.

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

The following table presents information about the GUC Trust’s assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and March 31, 2013, and the valuation techniques used by the GUC Trust to determine those fair values.

	December 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$8,435	$—	$—	$8,435
Marketable Securities:
Municipal commercial paper and demand notes	—	18,110	—	18,110
Corporate commercial paper	—	31,625	—	31,625
Holdings of New GM Securities:				—
New GM Common Stock	627,258	—	—	627,258
New GM Warrants	757,047	—	—	757,047

Total Assets	$1,392,740	$49,735	$—	$1,442,475

Liabilities:
Liquidating distributions payable	$8,466	$—	$—	$8,466

	March 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$354	$—	$—	$354
Marketable Securities:
Municipal commercial paper and demand notes	—	61,006	—	61,006
Corporate commercial paper	—	15,790	—	15,790
Holdings of New GM Securities:
New GM Common Stock	798,848	—	—	798,848
New GM Warrants	792,262	—	—	792,262

Total Assets	$1,591,464	$76,796	$—	$1,668,260

Liabilities:
Liquidating distributions payable	$16,555	$—	$—	$16,555

The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value:

•	Due to its short-term, liquid nature, the fair value of cash equivalents approximates its carrying value.

•	Holdings of New GM Securities are valued at closing prices reported on the active market on which the securities are traded.

•	Marketable securities include municipal commercial paper and variable demand notes and corporate commercial paper. Municipal variable demand notes trade daily at par value and, therefore, their fair value is equal to par value. Due to their short term maturities, the fair value of municipal and corporate commercial paper approximates their carrying value.

•	Liquidating distributions payable are valued at closing prices of New GM Securities reported on the active market on which the securities are traded.

The GUC Trust’s policy is to recognize transfers between levels of the fair value hierarchy as of the actual date of the event of change in circumstances that caused the transfer. There were no such transfers during the three or nine months ended December 31, 2013 and 2012.

7. Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims

The following is a summary of the activity in the reserves for expected costs of liquidation for the respective three and nine month periods ended December 31, 2013 and 2012:

	Three months ended December 31, 2013
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, September 30, 2013	$26,468	$14,272	$494	$588	$1,285	$43,107
Plus additions to reserves	578	68	—	—	—	646
Less liquidation costs incurred:
Trust Professionals	(1,551)	(675)	—	(588)	(10)	(2,824)
Trust Governance	(973)	(450)	(23)	—	—	(1,446)
Other Administrative Expenses	(13)	(107)	—	—	—	(120)

Balance, December 31, 2013	$24,509	$13,108	$471	$—	$1,275	$39,363

	Nine months ended December 31, 2013
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2013	$38,043	$20,442	$499	$898	$1,631	$61,513
Less reductions in reserves	(3,485)	(4,078)	—	—	—	(7,563)
Less liquidation costs incurred:
Trust Professionals	(7,033)	(1,628)	—	(898)	(356)	(9,915)
Trust Governance	(2,977)	(1,351)	(28)	—	—	(4,356)
Other Administrative Expenses	(39)	(277)	—	—	—	(316)

Balance, December 31, 2013	$24,509	$13,108	$471	$—	$1,275	$39,363

	Three months ended December 31, 2012
(in thousands)	Reserve for Expected Wind Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, September 30, 2012	$43,261	$14,597	$572	$1,095	$2,138	$61,663
Plus additions to reserves	6,776	6,787	—	—	—	13,563
Less liquidation costs incurred:
Trust Professionals	(3,669)	(326)	—	(28)	(342)	(4,365)
Trust Governance	(1,044)	(482)	(61)	—	—	(1,587)
Other Administrative Expenses	(13)	(118)	—	—	—	(131)

Balance, December 31, 2012	$45,311	$20,458	$511	$1,067	$1,796	$69,143

	Nine months ended December 31, 2012
(in thousands)	Reserve for Expected Wind Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2012	$56,815	$13,320	$647	$1,280	$4,049	$76,111
Plus additions to reserves	7,800	11,161	—	—	—	18,961
Less liquidation costs incurred:
Trust Professionals	(16,008)	(2,382)	—	(213)	(2,243)	(20,846)
Trust Governance	(3,250)	(1,414)	(136)	—	—	(4,800)
Other Administrative Expenses	(46)	(227)	—	—	(10)	(283)

Balance, December 31, 2012	$45,311	$20,458	$511	$1,067	$1,796	$69,143

During the three months ended December 31, 2013, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased by $578,000 and $68,000, respectively. During the nine months ended December 31, 2013, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs decreased by $3.5 million and $4.1 million, respectively. During the three months ended December 31, 2012, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs each increased by approximately $6.8 million. During the nine months ended December 31, 2012, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased by $7.8 million and $11.2 million, respectively. Such revisions in the estimates were recorded as additions to (reductions in) the reserves for expected costs of liquidation in such periods. The GUC Trust has recorded reserves for expected costs of liquidation that represent amounts expected to be incurred over the estimated remaining liquidation period of the GUC Trust for which there was a reasonable basis for estimation as of December 31, 2013.

The amount of liquidation costs that will ultimately be incurred depends both on that time period and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of December 31, 2013, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through December 31, 2016, which has been estimated on a probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period could change in the near term.

The following is a summary of the activity in the reserves for Residual Wind-Down Claims for the three months ended December 31, 2013 and 2012:

(in thousands)	2013	2012
Balance, beginning of period	$29,437	$30,973
Less claims allowed during the period	(97)	(68)

Balance, end of period	$29,340	$30,905

The following is a summary of the activity in the reserves for Residual Wind-Down Claims for the nine months ended December 31, 2013 and 2012:

(in thousands)	2013	2012
Balance, beginning of period	$30,855	$32,247
Less claims allowed during the period	(1,515)	(1,342)

Balance, end of period	$29,340	$30,905

8. Income Tax (Provision) Benefit

The income tax (provision) benefit in the Condensed Statements of Changes in Net Assets in Liquidation for the respective three and nine month periods ended December 31, 2013 and 2012, was determined by computing the deferred tax provisions for the interim periods using the GUC Trust’s statutory tax rate of 39.6% that became effective on April 1, 2013. There was no current tax provision in any of such periods. An annual effective tax rate is not determinable because the GUC Trust’s only significant source of income is gains on distributions of New GM Securities, which are not determinable until realized.

The components of the income tax (provision) benefit in the Condensed Statements of Changes in Net Assets in Liquidation for the respective three and nine month periods ended December, 2013 and 2012, are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2013	2012	2013	2012
Current	$—	$—	$—	$—
Deferred	(32,183)	(172,039)	132,662	(83,774)

Total	$(32,183)	$(172,039)	$132,662	$(83,774)

Deferred taxes in the accompanying Condensed Statement of Net Assets in Liquidation at December 31, 2013, are comprised of the following components:

Deferred tax assets:
Reserves for expected costs of liquidation	$14,807
Net operating losses	107,812

Total deferred tax assets	122,619

Deferred tax liabilities:
Fair value in excess of tax basis of holdings of New GM Securities	(154,802)

Total deferred tax liability	(154,802)

Net deferred tax liability	$(32,183)

As previously disclosed in the GUC Trust’s Form 10-Q for the quarter ended September 30, 2013, the GUC Trust made a determination to file its U.S. federal income tax returns taking the tax position that beneficial ownership for a substantial majority of New GM Securities was transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date instead of December 15, 2011, when record ownership of the remaining New GM Securities still held by MLC was transferred from MLC to the GUC Trust. This new tax position resulted in an increased tax basis of the New GM Securities from the prior tax position and, therefore, reduced taxable gains and increased taxable losses on distributions and sales of New GM Securities since March 31, 2011. As a result, a tax benefit of $411.6 million (net of establishment of a valuation allowance against deferred tax assets of $103.9 million) related to the new tax position was recognized in the financial statements during the three months ended September 30, 2013. The benefit was recognized because the GUC Trust believed, based on the available evidence and consultation with GUC Trust professionals, that it was more likely than not that the new tax position will be sustained on examination by the Internal Revenue Service, based on the technical merits of the position. During the current quarter, the GUC Trust filed its U.S. federal income tax returns for the year ended March 31, 2013 with the Internal Revenue Service using the new tax position. Such new tax position, however, as of the date hereof, has not been sustained on examination by the Internal Revenue Service.

The valuation allowance against deferred tax assets referred to above of $103.9 million that was established in the quarter ended September 30, 2013, was reversed during the quarter ended December 31, 2013. Such reversal was due to anticipated taxable gains exceeding deductible items primarily as a result of utilization of net operating loss carryovers in the quarter ended December 31, 2013. Such net operating loss carryovers were utilized as a result of the generation of taxable gains from the sale and distribution of New GM Securities during the quarter. Realization of the deferred tax assets is solely dependent upon the generation of taxable gains upon the distribution or sale of New GM Securities in the future, which is not determinable prior to occurrence.

As of December 31, 2013, the GUC Trust has cumulative net operating losses for tax purposes of $272.3 million (resulting in a deferred tax asset of $107.8 million) after giving effect to the new tax position with respect to the tax basis of New GM Securities described above.

9. Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and may continue to receive certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company, as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company during the three and nine month periods ended December 31, 2013 and 2012.

In addition, Wilmington Trust Company has also entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. The fees and commissions charged by Wilmington Trust Company and its affiliates pursuant to these arrangements are consistent with the standard fees and commissions charged by Wilmington Trust Company to unrelated third-parties in negotiated transactions. During the respective three and nine month periods ended December 31, 2013, the total amount of such fees and commissions was approximately $12,000 and $49,000, respectively. During the respective three and nine month periods ended December 31, 2012, the total amount of such fees and commissions was approximately $30,000 and $94,000, respectively.

Item 2.	Management’s Discussion and Analysis

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its third fiscal quarter ended December 31, 2013. It is intended to be read in conjunction with the condensed financial statements of the GUC Trust included in Item 1 above, which we refer to as the financial statements. For additional information about the purpose and administrative operations of the GUC Trust, see the disclosure in the notes to the financial statements filed with this Form 10-Q and in the Form 10-K filed by the GUC Trust with the Securities and Exchange Commission on May 21, 2013. A glossary of defined terms used in this Form 10-Q is provided under the heading “—Glossary” below.

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

Pursuant to the GUC Trust Agreement, the GUC Trust is required to make quarterly distributions to the holders of Allowed General Unsecured Claims that were allowed during the immediately preceding fiscal quarter. Under the terms of the Plan and subject to rounding under the Plan, the GUC Trust Agreement and the rules of applicable clearing system, following the Special Excess Distribution (as defined below), each $1,000 in amount of such new Allowed General Unsecured Claims is entitled to receive (upon delivery of any information required by the GUC Trust) an initial distribution of 4.19 shares of New GM Common Stock, 3.81 New GM Series A Warrants and 3.81 New GM Series B Warrants, as well as one GUC Trust Unit. Quarterly distributions are made as promptly as practicable after the first day of the fiscal quarter following the periods ending each March 31, June 30, September 30 and December 31, during the life of the GUC Trust.

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

Funding for the GUC Trust’s Liquidation and Administrative Costs

As of the Effective Date, pursuant to the Plan, MLC funded approximately $52.7 million in cash to the GUC Trust, or the Administrative Fund, to be held and maintained by the GUC Trust Administrator primarily for the purpose of paying certain fees and expenses incurred by the GUC Trust, including the fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses of other professionals retained by the GUC Trust, which are referred to as the Wind-Down Costs. The United States Department of the Treasury and the Governments of Canada and Ontario (through Export Development Canada), which are referred to collectively as the DIP Lenders, maintain a lien on the Administrative Fund which relates to certain funds advanced at the commencement of the Debtors’ insolvency proceedings. Consequently, pursuant to the GUC Trust Agreement, any cash or investments from the Administrative Fund which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. As of December 31, 2013, approximately $14.2 million remained in the Administrative Fund and is recorded in cash and cash equivalents, marketable securities and other assets & deposits in the Condensed Statement of Net Assets in Liquidation. Of that amount, approximately $8.8 million has been separately designated for the satisfaction of certain costs and liabilities of the GUC Trust (other than Reporting Costs, as defined below) and $5.4 million is available for other Wind-Down Costs which funds must be exhausted prior to the use of any Other Administrative Cash for such purposes. As described above, any cash or investments from the Administrative Fund which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

The GUC Trust Agreement provides that the Administrative Fund may not be utilized to fund certain specified costs, fees and expenses, which are referred to as Reporting Costs, including those directly or indirectly relating to (i) reports to be prepared and filed by the GUC Trust pursuant to applicable rules, regulations and interpretations of the Securities and Exchange Commission, or the SEC, (ii) the transfer, registration for transfer and certification of GUC Trust Units, (iii) the application by the Official Committee of Unsecured Creditors in the Chapter 11 cases of the Debtors, or the Committee, to the Internal Revenue Service for a private letter ruling regarding the tax treatment of the GUC Trust and the holders of Allowed General Unsecured Claims in respect of the distribution of New GM Securities, which is discussed in more detail below under the heading “—Income Tax Liabilities for Certain Capital Gains,” and (iv) certain legal proceedings relating to the Term Loan Avoidance Action (as defined below). In addition, the Administrative Fund cannot be used to fund any current or projected income tax liabilities of the GUC Trust. However, the GUC Trust Agreement does provide the GUC Trust Administrator with the authority to set aside from distribution and sell New GM Securities to fund such Reporting Costs and projected income tax liabilities, with the approval of the Bankruptcy Court and/or the GUC Trust Monitor, in each case as described below.

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

The GUC Trust Administrator may liquidate New GM Securities that have been set aside from distribution to fund (with the required approval of the Bankruptcy Court) the current or projected Wind-Down Costs or Reporting Costs of the GUC Trust and (with the required approval of the GUC Trust Monitor) current and projected income tax liabilities of the GUC Trust. The cash proceeds of such sales, and the marketable securities in which such cash proceeds are invested, are referred to as Other Administrative Cash. Pursuant to the GUC Trust Agreement, any cash or investments constituting Other Administrative Cash which remain at the winding up and conclusion of the GUC Trust will be distributed to the holders of GUC Trust Units. The Bankruptcy Court has previously, in March 2012, and again in December 2012, approved the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs. Through March 31, 2013, sales of New GM Securities to fund projected Reporting Costs and Wind-Down Costs aggregated approximately $50.2 million, including the Initial Reporting Cash, and no such sales have subsequently occurred. As of December 31, 2013, approximately $14.9 million remained in Other Administrative Cash and was recorded in cash and cash equivalents and marketable securities in the Condensed Statement of Net Assets in Liquidation as of December 31, 2013.

Residual Wind-Down Claims

In addition to resolving Disputed General Unsecured Claims, the GUC Trust Administrator is required to resolve and satisfy (to the extent allowed) certain disputed administrative expenses, priority tax claims, priority non-tax claims, and secured claims against the Debtors, or the Residual Wind-Down Claims. Upon the dissolution and winding up of MLC on December 15, 2011, or the Dissolution Date, the GUC Trust assumed responsibility for the resolution and satisfaction (to the extent allowed) of such Residual Wind-Down Claims. At that time, MLC transferred assets to the GUC Trust, or the Residual Wind-Down Assets, in an amount sufficient, based upon the Debtors’ reasonable estimates, to satisfy the Residual Wind-Down Claims and the costs, fees and expenses related to satisfying and resolving the Residual Wind-Down Claims, or the Residual Wind-Down Costs. The Residual Wind-Down Assets so transferred approximated $42.8 million, consisting of approximately $40.0 million in cash (including approximately $1.4 million for the payment of certain defense costs related to the Term Loan Avoidance Action, or Avoidance Action Defense Costs) and the transferred benefit of approximately $2.8 million in prepaid expenses. Including costs accrued as of December 31, 2013, the amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $69,000. As a result, a new Residual Wind-Down Claim has arisen in the amount of such excess. The Term Loan Avoidance Action is currently pending before the U.S. Court of Appeals for the Second Circuit, and it is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise, to be paid from the other remaining Residual Wind-Down Assets and, following the depletion of such assets, Other Administrative Cash or the sale of New GM Securities.

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

As of December 31, 2013, Residual Wind-Down Assets aggregating $31.2 million were held by the GUC Trust (including $0.4 million of the original $1.4 million earmarked for Avoidance Action Defense Costs) and were recorded in cash and cash equivalents, marketable securities, and other assets & deposits in the Condensed Statement of Net Assets in Liquidation as of December 31, 2013. A corresponding amount in the aggregate is recorded in the reserve for Residual Wind-Down Claims, reserves for expected costs of liquidation and accounts payable and accrued liabilities in the Condensed Statement of Net Assets in Liquidation as of December 31, 2013. By comparison, there were approximately $13.2 million in Residual Wind-Down Claims against such assets as of December 31, 2013, subject to increase for new Residual Wind-Down Claims that are expected to arise with respect to Avoidance Action Defense Costs.

Other Assets Received from MLC on the Dissolution Date

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC , which amount included: (i) approximately $2.0 million designated for Reporting Costs and (ii) approximately $1.4 million designated for reimbursements to indenture trustees and fiscal and paying agents under the Debtors’ prepetition debt issuances for costs associated with, among other things, administering distributions to registered holders of the debtors’ prepetition debt issuances. or Indenture Trustee / Fiscal and Paying Agents Costs. Any unused portion of such funds designated for Indenture Trustee / Fiscal and Paying Agents Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of December 31, 2013, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs of $0.5 million were held by the GUC Trust and are recorded in cash and cash equivalents in the Condensed Statement of Net Assets in Liquidation as of December 31, 2013. A corresponding amount was recorded in the reserves for expected costs of liquidation in the Condensed Statement of Net Assets in Liquidation as of December 31, 2013. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of December 31, 2013.

Income Tax Liabilities for Certain Capital Gains

Upon the dissolution and winding-up of MLC on the Dissolution Date, record ownership of all undistributed New GM Securities was transferred to the GUC Trust. Using the value of the New GM Securities as of that date, the tax basis per share or warrant of the New GM Securities on the Dissolution Date was $19.87 for the New GM Common Stock, $11.38 for the New GM Series A Warrants and $7.88 for the New GM Series B Warrants. Prior to the year ended March 31, 2013, such tax basis was used in the Company’s U.S. federal income tax return to determine the taxable gain or loss on the disposition of New GM Securities since their transfer. As described in Note 8, “Income Tax Benefit (Provision)” to the financial statements, during the quarter ended September 30, 2013, the GUC Trust made a determination to file its U.S. federal income tax returns taking the position that beneficial ownership for a substantial majority of New GM Securities transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date instead of December 15, 2011, when record ownership of the remaining New GM Securities still held by MLC was transferred from MLC to the GUC Trust. This new tax position resulted in an increased tax basis of the New GM Securities from the prior tax position and, therefore, reduced taxable gains and increased taxable losses on distributions and sales of New GM Securities since March 31, 2011. As a result, a tax benefit of $411.6 million (net of establishment of a valuation allowance against deferred tax assets of $103.9 million, which valuation allowance was subsequently reversed during the three months ended December 31, 2013, as described below) related to the new tax position was recognized in the GUC Trust’s financial statements during the three months ended September 30, 2013. The benefit was recognized because the GUC Trust believed, based on the available evidence and consultation with GUC Trust professionals, that it was more likely than not that the new tax position in the amounts to be reflected in the GUC Trust’s income tax returns, will be sustained on examination by the Internal Revenue Service, based on the technical merits of the position. During the current quarter, the GUC Trust filed its U.S. federal income tax returns for the year ended March 31, 2013 with the Internal Revenue Service using the new tax position. This new tax position, however, as of the date hereof, has not been sustained on examination by the Internal Revenue Service.

As mentioned above, the valuation allowance against deferred tax assets of $103.9 million that was established in the three months ended September 30, 2013, was reversed during the three months ended December 31, 2013 due to anticipated taxable gains exceeding deductible items, primarily as a result of utilization of net operating loss carryovers in the three months ended December 31, 2013. Such net operating loss carryovers were utilized during the three months ended December 31, 2013, as a result of the generation of taxable gains from the sale and distribution of New GM Securities during the quarter.

The GUC Trust incurs income tax liabilities on any capital gains realized upon the disposition of New GM Securities to holders of Allowed General Unsecured Claims or GUC Trust Units (unless such capital gains are offset by deductible operating losses). The GUC Trust records any current taxes payable from such realized gains (net of deductible operating losses) and deferred tax liabilities at the end of each quarter for all of the New GM Securities that it then holds, where the market prices of such New GM Securities exceed their tax basis. (Prior to September 30, 2013, such tax basis was based on date of transfer of record ownership and since September 30, 2013, such tax basis is based on date of transfer of beneficial ownership.) Where the market prices of the New GM Securities held at quarter end are less than their tax basis, a deferred tax asset with a corresponding valuation allowance is recorded, resulting in no net deferred tax asset at such quarter end. A full valuation allowance is recorded under such circumstances, because realization of the deferred tax asset is uncertain (in that it is dependent upon the generation of taxable gains upon the sale or distribution of New GM Securities in the future, which is not determinable prior to occurrence). Because the amounts of any deferred tax liability recorded at any quarter end is dependent upon the market prices of the New GM Securities held at such quarter end, fluctuations in such market prices will result in fluctuations in the deferred tax liability recorded in the Statement of Net Assets in Liquidation and in the income tax provision or benefit recorded in the Statement of Changes in Net Assets in Liquidation for such quarter. See “—Critical Accounting Policies and Estimates—Income Taxes” and “—Statement of Changes in Net Assets in Liquidation” below.

Term Loan Avoidance Action

On July 31, 2009, the Committee commenced a legal action against certain prepetition lenders of the Debtors, styled as Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al. (Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009)), which is referred to as the Term Loan Avoidance Action. The Term Loan Avoidance Action seeks the return to a trust established for the purpose of holding and prosecuting the Term Loan Avoidance Action, or the Avoidance Action Trust, of approximately $1.5 billion that had been transferred to a consortium of prepetition lenders of the Debtors, pursuant to the court order approving the debtor-in-possession loans made by the DIP Lenders to MLC. On the Dissolution Date, the Term Loan Avoidance Action was transferred the Avoidance Action Trust. The rights to substantially all of the recoveries on the Term Loan Avoidance Action through the Avoidance Action Trust, if any, are currently under dispute, with both the DIP Lenders and the Committee, on behalf of the holders of Allowed General Unsecured Claims, claiming to be the proper beneficiaries of such proceeds. If the DIP Lenders are deemed to be proper beneficiaries of the proceeds of the Term Loan Avoidance Action, then the bulk of any amounts reclaimed from prepetition lenders will be distributed to the DIP Lenders; and if the Committee, on behalf of the holders of Allowed General Unsecured Claims, are deemed to be proper beneficiaries of the proceeds of the Term Loan Avoidance Action, then the bulk of any amounts reclaimed from prepetition lenders will be distributed directly to the holders of Allowed General Unsecured Claims. Accordingly, regardless of the outcome of such proceedings, in no event will any amounts reclaimed from the prepetition lenders be transferred to the GUC Trust, and no such amounts will be distributed to holders of GUC Trust Units in respect of such GUC Trust Units.

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

Pursuant to the Plan, the GUC Trust is obligated to satisfy Avoidance Action Defense Costs, subject to the right of the GUC Trust to seek disgorgement in accordance with the terms of the Plan. As described under the heading “—Residual Wind-Down Claims” above, including costs accrued as of December 31, 2013, the amount of Avoidance Action Defense Costs incurred to date exceeds the amount of Residual Wind-Down Assets received from MLC which was designated for this purpose by approximately $69,000. As a result, a new Residual Wind-Down Claim has arisen in the amount of such excess. The Term Loan Avoidance Action is currently pending before the U.S. Court of Appeals for the Second Circuit, and it is expected that additional Avoidance Action

Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise, to be paid from the other remaining Residual Wind-Down Assets and, following the depletion of such assets, Other Administrative Cash or the sale of New GM Securities. As of December 31, 2013, the amount of the remaining Residual Wind-Down Assets specifically earmarked for Avoidance Action Defense Costs was approximately $0.4 million and is recorded in cash and cash equivalents in the Condensed Statement of Net Assets in Liquidation as of December 31, 2013. A corresponding amount is recorded in the aggregate in reserves for expected costs of liquidation and accounts payable and accrued liabilities in the Condensed Statement of Net Assets in Liquidation as of December 31, 2013.

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

The New GM Common Stock and New GM Warrants are listed on the New York Stock Exchange. As of December 31, 2013, the closing trading price of shares of New GM Common Stock was $40.87 (as compared to $35.97 at September 30, 2013, the last trading day before the end of the fiscal quarter and $27.82 as of March 28, 2013, the last trading day before the end of that fiscal quarter); the closing trading price of New GM Series A Warrants was $31.14 (as compared to $26.42 as of September 30, 2013, and $18.5599 as of March 28, 2013); and the closing trading price of New GM Series B Warrants was $23.12 (as compared to $18.60 as of September 30, 2013, and $11.79 as of March 28, 2013), in each case as reported by Bloomberg Finance L.P. The GUC Trust Units are not listed on any securities exchange.

The following table shows the intraday high and low trading prices of the New GM Common Stock for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended March 31, 2013	$30.68	$26.19
Ended June 30, 2013	$35.49	$27.11
Ended September 30, 2013	$37.97	$33.41
Ended December 31, 2013	$41.85	$33.92

The following table shows the intraday high and low trading prices of the New GM Series A Warrants for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended March 31, 2013	$21.33	$17.00
Ended June 30, 2013	$25.87	$17.89
Ended September 30, 2013	$28.44	$24.07
Ended December 31, 2013	$32.0999	$24.64

The following table shows the intraday high and low trading prices of the New GM Series B Warrants for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended March 31, 2013	$14.10	$10.64
Ended June 30, 2013	$18.11	$11.32
Ended September 30, 2013	$20.63	$16.62
Ended December 31, 2013	$24.09	$17.00

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

Reserves for Expected Costs of Liquidation

Under the liquidation basis of accounting, the GUC Trust is required to estimate and accrue the costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs consist principally of professional fees, costs of governance, and other administrative expenses. These amounts may vary significantly due to, among other things, the time and effort required to complete all distributions under the Plan. The GUC Trust has recorded reserves for expected costs of liquidation that represent estimated costs to be incurred over the remaining liquidation period of the GUC Trust for which there is a reasonable basis for estimation. The amount of liquidation costs that will ultimately be incurred depends both on the period of time and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of December 31, 2013, such remaining liquidation period has been estimated on a probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances, and is dependent predominantly on the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period could change in the near term. As the GUC Trust incurs such costs, the reserves are released to offset the costs incurred and a liability to the service provider is recognized as an accounts payable or accrued expense until paid. In addition, because the GUC Trust only records reserves for expected costs for which there is a reasonable basis for estimation under applicable generally accepted accounting principles, additional costs may be identified from time to time for which additional reserves must be recorded. As such costs are identified, the GUC Trust records an increase to its reserves and charges such increase as an addition to such reserves in the Statement of Changes in Net Assets in Liquidation.

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

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust professionals. As of December 31, 2013, there are no known items which would result in a significant accrual for uncertain tax positions.

The income tax provision for the respective three and nine month periods ended December 31, 2013 and 2012, was determined by computing the deferred tax provision using the enacted statutory rate of 39.6% that went into effect for the GUC Trust’s fiscal year beginning on April 1, 2013. There was no current tax provision in any periods. An annual effective tax rate is not determinable because the GUC Trust’s only significant source of income is gains on dispositions of New GM Securities, which are not determinable until realized.

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

New Accounting Standards

In April 2013, the FASB issued Accounting Standards Update No. 2013-07, Liquidation Basis of Accounting, which amended the FASB Accounting Standards Codification (ASC) and provides guidance as to when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The provisions are effective for annual periods beginning after December 15, 2013, and interim periods therein. The GUC Trust will adopt the provisions of this standard on April 1, 2014 and does not expect such adoption to have a significant impact on its financial statements.

Statement of Changes in Net Assets in Liquidation

During the three months ended December 31, 2013, net assets in liquidation decreased by approximately $746.3 million, from approximately $2,077.5 million to approximately $1,331.2 million, principally as a result of liquidating distributions of New GM Securities of approximately $1,067.1 million and the recording of an income tax provision of $32.2 million as described below, partially offset by an increase in the fair value of holdings of New GM Securities since September 30, 2013, of approximately $353.7 million. During the nine months ended December 31, 2013, net assets in liquidation decreased by approximately $59.0 million, from approximately $1,390.2 million to approximately $1,331.2 million, principally as a result of liquidating distributions of New GM

Securities of $1,167.9 million, largely offset by an increase in the fair value of holdings of New GM Securities since March 31, 2013, of approximately $968.7 million and the recording of an income tax benefit of $132.7 million as described below. As noted above in “—Recent Trading Prices of New GM Securities,” the closing trading price of New GM Common Stock, as well as the New GM Series A and New GM Series B Warrants, increased between the last trading day of the quarter ended September 30, 2013, and the last trading day of the quarter ended December 31, 2013, and increased from the last trading day of the year ended March 31, 2013, to the last trading day of the nine months ended December 31, 2013.

The liquidating distributions of New GM Securities during the three and nine month periods ended December 31, 2013 were primarily comprised of the Nova Scotia Settlement Distribution (as defined below) of approximately $527.5 million and the Special Excess Distribution (as defined below) of approximately $614.8 million, each of which occurred pursuant to and following the effectiveness of the Nova Scotia Settlement Agreement (as defined below) on November 25, 2013. Additional distributions for the three and nine months ended December 31, 2013 consisted of distributions to holders of allowed Disputed General Unsecured Claims (exclusive of the Nova Scotia Settlement Distribution), and distributions to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements. For additional information regarding the Nova Scotia Matter and the related Nova Scotia Settlement Agreement, see the disclosure in Item 1 (“Legal Proceedings”) in Part II of this Form 10-Q.

Net assets in liquidation in the three-month period ended December 31, 2013, were also reduced as a result of additions to reserves for expected costs of liquidation of approximately $0.6 million, and net assets in liquidation in the nine-month period ended December 31, 2013, were increased as a result of reductions in reserves for expected costs of liquidation of $7.6 million. As described below in more detail in “—Liquidation and Administrative Costs,” these changes in the reserves for expected costs of liquidation resulted primarily from changes in expected Wind-Down Costs during the three months ended December 31, 2013, and in both expected Wind-Down Costs and Reporting Costs during the nine months ended December 31, 2013, under generally accepted accounting principles applicable to the GUC Trust. (The process of recognizing reserves as a matter of financial reporting is separate and distinct from the process by which New GM Securities are set aside from distribution for the purposes of funding projected administrative costs and potential income tax liabilities. See “Net Assets in Liquidation—New GM Securities Set Aside from Distribution” below.)

The income tax provision of $32.2 million for the three months ended December 31, 2013 and the income tax benefit of $132.7 million for the nine months ended December 31, 2013, resulted from increases and decreases, respectively, in the net deferred tax liability during those periods. The increase in the net deferred tax liability for the three months ended December 31, 2013, primarily resulted from a decrease in deferred tax assets due to utilization of net operating loss carryforwards in the current period against realized taxable gains from liquidating distributions of New GM Securities, partially offset primarily by the reversal of a deferred tax asset valuation allowance of $103.9 million established during the prior quarter. Such valuation was reversed due to anticipated taxable gains exceeding deductible items primarily as a result of the utilization of net operating loss carryforwards in the current period. The increase in the net deferred tax liability for the three months ended December 31, 2013 also resulted from an increase in the fair value in excess of tax basis of New GM Securities held by the GUC Trust resulting from the increase in the fair value of New GM Securities during the three months ended December 31, 2013. The decrease in the net deferred tax liability in the nine months ended December 31, 2013, primarily resulted from the recognition of a tax benefit associated with a new tax position that has been taken in the GUC Trust’s U.S. federal income tax returns.

As described in Note 8 (“Income Tax (Provision) Benefit”) to the financial statements, during the quarter ended September 30, 2013, the GUC Trust made a determination to file its U.S. federal income tax returns taking the tax position that beneficial ownership for a substantial majority of New GM Securities transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date, instead of December 15, 2011, when record ownership of the remaining New GM Securities still held by MLC was transferred from MLC to the GUC Trust. This new tax position resulted in an increased tax basis of the New GM Securities from the prior tax position and, therefore, reduced taxable gains and increased taxable losses on distributions and sales of New GM Securities since March 31, 2011. As a result, a tax benefit of $411.6 million (net of establishment of a valuation allowance against deferred tax assets of $103.9 million) related to the new tax position was recognized in the financial statements during the three months ended September 30, 2013. The benefit was recognized because the GUC Trust believed, based on the available evidence and consultation with GUC Trust professionals, that it was more likely than not that the new tax position in the amounts to be reflected in the GUC Trust’s income tax returns, will be sustained on examination by the Internal Revenue Service, based on the technical merits of the position. During the current quarter, the GUC Trust filed its U.S. federal income tax returns for the year ended March 31, 2013 with the Internal Revenue Service using the new tax position. Such new tax position, however, as of the date hereof, has not been sustained on examination by the Internal Revenue Service. Such income tax benefit was partly offset by a reduction in deferred tax assets resulting from utilization of net operating loss carryovers during the nine months ended December 31, 2013 and an increase in the deferred tax liability caused by an increase in the fair value in excess of tax basis of New GM Securities held by the GUC Trust resulting from the increase in the fair value of New GM Securities during the nine months ended December 31, 2013. See “—Functions and Responsibilities of the GUC Trust—Income Tax Liabilities for Certain Capital Gains” above and Note 8 (“Income Tax Provision”) to the financial statements.

The changes in net assets in liquidation for the respective three and nine month periods ended December 31, 2013, also reflect approximately $16,000 and $56,000, respectively, of interest and dividend income earned on cash and short term investments held by the GUC Trust to pay certain future expenses.

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

As of December 31, 2013, the GUC Trust had approximately $39.4 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $43.1 million in reserves as of September 30, 2013. The following table summarizes in greater detail the changes in such reserves during the three months ended December 31, 2013:

	Three months ended December 31, 2013
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, September 30, 2013	$26,468	$14,272	$494	$588	$1,285	$43,107
Plus additions to reserves	578	68	—	—	—	646
Less liquidation costs incurred (net of reversals):
Trust Professionals	(1,551)	(675)	—	(588)	(10)	(2,824)
Trust Governance	(973)	(450)	(23)	—	—	(1,446)
Other Administrative Expenses	(13)	(107)	—	—	—	(120)

Balance, December 31, 2013	$24,509	$13,108	$471	$—	$1,275	$39,363

Reserves were increased approximately $646,000 during the three months ended December 31, 2013, in order to reflect an increase in expected Wind-Down Costs of approximately $578,000 and an increase in expected Reporting Costs of approximately $68,000. The increase in expected Wind-Down Costs during the three months ended December 31, 2013 is primarily associated with an increase in revised estimates of ongoing costs necessary to conduct the wind-down activities of the GUC Trust. The increase in expected Reporting Costs during the three months ended December 31, 2013, is primarily associated with an increase in revised estimates of ongoing costs of services provided by GUC Trust professionals. In comparison, approximately $13.6 million in additional reserves were accrued during the three months ended December 31, 2012, in order to reflect an increase in expected Wind-Down Costs and expected Reporting Costs of approximately $6.8 million each. These increases resulted primarily from revised estimates related to the length of the remaining liquidation period of the GUC Trust.

Reserves were reduced approximately $7.6 million during the nine months ended December 31, 2013, in order to reflect a $3.5 million decrease in expected Wind-Down Costs and a $4.1 million decrease in expected Reporting Costs. The decrease in expected Wind-Down Costs during the nine months ended December 31, 2013, is primarily associated with the settlement of the Nova Scotia Matter (as defined below) resulting in reduced expected litigation costs, as well as a reduction in revised estimates of ongoing costs necessary to conduct the wind-down activities of the GUC Trust. The decrease in expected Reporting Costs during the nine months ended December 31, 2013, is primarily associated with a reduction in revised estimates of ongoing costs of services provided by GUC Trust professionals, as well as increased visibility into expected Reporting Costs primarily as a result of completing the first full year of SEC reporting requirements for the year ended March 31, 2013. In comparison, approximately $19.0 million in additional reserves were accrued during the nine months ended December 31, 2012, in order to reflect an $11.2 million increase in expected Reporting Costs and a $7.8 million increase in expected Wind-Down Costs. The increase in expected Reporting Costs during the nine months ended December 30, 2012, was associated with (i) increases in the estimated length of the remaining liquidation period, (ii) increased visibility into expected Reporting Costs as a result of the no action letter from the Securities and Exchange Commission dated May 23, 2012, and (iii) additional GUC Trust professionals services required as a result of the adverse determination from the Internal Revenue Service with respect to the requested issuance of a private letter ruling. The increase in expected Wind-Down Costs during the nine months ended December 30, 2012, was associated with (i) increases in the estimated length of the remaining liquidation period, (ii) revised estimates of the expected costs of the Nova Scotia Matter, and (iii) increased visibility into the ongoing costs necessary to conduct the wind-down activities of the GUC Trust, offset in large part by reductions in expected Wind-Down Costs resulting from the execution of the letter agreement with the DIP Lenders dated July 24, 2012, which provided relief from certain restrictions on utilization of Wind-Down Assets.

Total reserves were reduced by the amount of liquidation and administrative costs incurred during the respective three and nine month periods ended December 31, 2013. GUC Trust professional costs incurred during the respective three and nine month periods ended December 31, 2013, were approximately $2.8 million and $9.9 million, respectively, as compared to approximately $4.4 million and $20.8 million for the respective three and nine month periods ended December 31, 2012. The decrease of approximately $1.5 million from three-month period to period was due to a $2.2 million decrease in Wind-Down Costs and a $0.3 million decrease in Residual Wind-Down Costs, partially offset by a $0.3 million increase in Reporting Costs and a $0.6 million increase in Avoidance Action Defense Costs. The decrease of approximately $10.9 million from nine-month period to period was due to a $9.0 million decrease in Wind-Down Costs, a $0.8 million decrease in Reporting Costs, and a $1.9 million decrease in Residual Wind-Down Costs, partially offset by a $0.7 million increase in Avoidance Action Defense Costs. GUC Trust governance costs incurred during the respective three and nine month periods ended December 31, 2013, were approximately $1.4 million and $4.4 million, respectively, as compared to approximately $1.6 million and $4.8 million for the respective three and nine month periods ended December 31, 2012. While the three month periods were comparable, the decrease of approximately $0.4 million from nine-month period to nine-month period was primarily due to decreased fees and reimbursable expenses for the GUC Trust Administrator and GUC Trust Monitor. Other administrative costs during the respective three and nine month periods ended December 31, 2013, were approximately $120,000 and $316,000, respectively, compared to approximately $131,000 and $283,000 for the respective three and nine month periods ended December 31, 2012. Such costs represented miscellaneous fees and costs of the GUC Trust. For additional information regarding the components of each category of costs, see “—Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs,” “—Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “—Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC Trust on the Dissolution Date.”

The foregoing reserves represent future costs of the GUC Trust for which there was a reasonable basis for estimation as of December 31, 2013, and, therefore, are recorded under the liquidation basis of accounting in accordance with U.S. GAAP. It is reasonably possible, however, that additional costs will be incurred for which there was not a reasonable basis for estimation as of December 31, 2013. In particular, as of December 31, 2013, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through December 2016, which date is predominantly the result of the estimate of the period of time required for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust, and assumes an extension of the current scheduled dissolution date of the GUC Trust. This end date of the remaining liquidation period has been estimated on a probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued.

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

Net Assets in Liquidation

Disputed Claims

During the three months ended December 31, 2013, the GUC Trust Administrator resolved Disputed General Unsecured Claims with an aggregate maximum asserted dollar amount of approximately $3,060.8 million, approximately $1,550.0 million of which were allowed and approximately $1,510.8 million of which were disallowed.

The following table provides additional detail regarding claims resolution status for the three months ended December 31, 2013:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claim Amount (2)
Total, September 30, 2013	$30,293,305	$3,191,393	$1,500,000	$4,691,393	$34,984,698
New Allowed General Unsecured Claims	1,550,000	—	—	—	1,550,000
Disputed General Unsecured Claims resolved or disallowed	—	(3,060,821)	—	(3,060,821)	(3,060,821)

Total, December 31, 2013	$31,843,305	$130,572	$1,500,000	$1,630,572	$33,473,877

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

As previously disclosed, on September 26, 2013, the GUC Trust entered into the Nova Settlement Agreement (as defined below) to resolve the Nova Scotia Matter. The Nova Scotia Settlement Agreement became effective pursuant to its terms on November 25, 2013. As a result, Disputed General Unsecured Claims with an aggregate maximum asserted amount of $3,060.8 million were resolved, $1,550.0 million of which were allowed and approximately $1,510.8 million of which were disallowed. For additional information regarding the Nova Scotia Matter and the Nova Scotia Settlement Agreement, see the disclosure in Item 1 (“Legal Proceedings”) in Part II of this Form 10-Q. See Note 4 for additional information regarding distributions of New GM Securities during the quarter ended December 31, 2013, pursuant to the terms of the Nova Scotia Settlement Agreement.

Distributable Assets

The table below summarizes the activity in the New GM Securities that comprise the GUC Trust’s distributable assets, including the numbers of New GM Securities distributed through or distributable as of December 31, 2013, as well as the numbers of New GM Securities available for distribution to holders of GUC Trust Units as of December 31, 2013:

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants
Distributable Assets as of Effective Date (March 31, 2011)	150,000,000	136,363,635	136,363,635
Prior Distributions (1)	(133,480,717)	(121,346,283)	(121,346,283)
Prior Sales to Fund GUC Trust Costs and Avoidance Action Trust Funding Obligation	(1,171,650)	(1,065,134)	(1,065,134)

Holdings of New GM Securities as of December 31, 2013 (2)	15,347,633	13,952,218	13,952,218
Less: Distributions Payable at December 31, 2013 (3)	(93,738)	(85,178)	(85,178)
Less: Securities Set Aside from Distribution to Fund Projected GUC Trust Costs	(718,272)	(652,949)	(652,949)
Less: Securities Set Aside from Distribution to Fund Potential GUC Trust Tax Liabilities	(7,695,633)	(6,996,030)	(6,996,030)

Distributable Assets as of December 31, 2013 (4)	6,839,990	6,218,061	6,218,061

(1)	The numbers of New GM Securities shown as distributed or distributable include sales for (a) cash distributions to governmental entities to the extent such governmental entities have requested such sales and demonstrated to the satisfaction of the GUC Trust Administrator that such governmental entities are precluded by applicable law from receiving distributions of New GM Securities and (b) fractional numbers of New GM Securities, in lieu of which the GUC Trust is required pursuant to the GUC Trust Agreement to distribute cash, subject to certain minimum thresholds.
(2)	Holdings of New GM Securities reflect the numbers of New GM Securities used to determine Holdings of New GM Securities in the Statement of Net Assets in Liquidation. See Note 5 (“Holdings of New GM Securities”) to the financial statements.
(3)	Distributions Payable includes Distributions Payable in respect of Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled.
(4)	Distributable Assets reflects the numbers of New GM Securities shown as “GUC Trust Distributable Assets” on the report included as Exhibit 99.1 to the Form 8-K filed by the GUC Trust with the SEC on January 21, 2014. Such New GM Securities have been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims as of December 31, 2013. To the extent such claims are resolved in favor of the GUC Trust, those numbers of New GM Securities set aside may become available for distribution to holders of GUC Trust Units in future periods. The numbers of New GM Securities set out above as “Distributable Assets” do not, however, directly relate to Net Assets in Liquidation or any other number appearing in our financial statements prepared in accordance with U.S. GAAP.

As described above under the heading “—Disputed Claims,” as of December 31, 2013, there were approximately $31.8 billion in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed, or was obligated to distribute as of December 31, 2013, in the aggregate, 133,574,455 shares of New GM Common Stock, 121,431,461 New GM Series A Warrants and 121,431,461 New GM Series B Warrants. These numbers include 6,174,015 shares of New GM Common Stock, 5,612,741 New GM Series A Warrants and 5,612,741 New GM Series B Warrants, which were distributed during the quarter ended December 31, 2013 in respect of the Nova Scotia Settlement Distribution as described below. They also include 6,735,070 shares of New GM Common Stock, 6,122,789 New GM Series A Warrants and 6,122,789 New GM Series B Warrants that were distributed during the quarter ended December 31, 2013, to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets as a Special Excess Distribution as described below.

Also as described above under the heading “—Disputed Claims,” on September 26, 2013, the GUC Trust entered into the Nova Scotia Settlement Agreement, which became effective November 25, 2013. The Nova Scotia Settlement Agreement provided for, among other things, (i) the reduction of claims relating to the Nova Scotia Matter in the aggregate, from $3,060.8 million to $1,550 million and allowance of such claim as so reduced, which we refer to as the Nova Scotia Settlement Claims Allowances, (ii) a liquidating distribution to be made to the holders of the Allowed General Unsecured Claims resulting from the Nova Scotia Settlement Claims Allowance, which we refer to as the Nova Scotia Settlement Distribution, and (iii) a subsequent liquidating distribution of Excess GUC Trust Distributable Assets to be made to holders of the GUC Trust Units, which we refer to as the Special Excess Distribution. The Nova Scotia Settlement Distribution was made on or about December 2, 2013 and consisted of, in the aggregate, (a) 6,174,015 shares of New GM Common Stock, (b) 5,612,741 New GM Series A Warrants, (c) 5,612,741 New GM Series B Warrants, and (d) 1,550,000 GUC Trust Units. The Special Excess Distribution was made on or about December 23, 2013 and consisted of, in the aggregate, (a) 6,735,070 shares of New GM Common Stock, (b) 6,122,789 New GM Series A Warrants, and (c) 6,122,789 New GM Series B Warrants. For additional information regarding the Nova Scotia Matter and the related Nova Scotia Settlement Agreement, see the disclosure in Item 1 (“Legal Proceedings”) in Part II of this Form 10-Q.

During the three months ended December 31, 2013, no New GM Securities were sold to fund liquidation and administrative costs of the GUC Trust.

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

As of December 31, 2013, the distributable assets of the GUC Trust included 6,839,990 shares of New GM Common Stock, 6,218,061 New GM Series A Warrants and 6,218,061 New GM Series B Warrants, with an aggregate fair value of approximately

$617 million, after deducting the numbers of New GM Securities (i) set aside from distribution to fund additional projected liquidation and administrative costs and potential income tax liabilities of the GUC Trust (as described below under the headings “—‘Set Aside’ Calculations Relating to Projected Liquidation and Administrative Costs” and “—‘Set Aside’ Calculations Relating to Potential Income Tax Liabilities”) and (ii) set aside for distributions payable in respect of Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distributions to which they are entitled. Such New GM Securities have been set aside entirely for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. As a result, as of December 31, 2013, no New GM Securities were available for making a distribution to holders of GUC Trust Units.

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

“Set Aside” Calculations Relating to Projected Liquidation and Administrative Costs

The GUC Trust Administrator reevaluates, on a quarterly basis, the number of New GM Securities needed to be set aside from distribution for purposes of funding projected liquidation and administrative costs. This determination is made on a basis different than that used to calculate reserves for financial statement purposes. The current methodology for calculating such set asides converts estimates of projected liquidation and administrative costs into the number of New GM Securities to be set aside from distribution by dividing such estimates by the trailing twelve month average closing prices for the New GM Securities.

For the quarter ended December 31, 2013, as a result of the calculations supporting the Nova Scotia Settlement Distribution, the Special Excess Distribution, and the standard quarterly reevaluations described above, the number of New GM Securities set aside from distribution to fund projected liquidation and administrative costs of the GUC Trust was decreased by an aggregate of 163,215 shares of New GM Common Stock, 148,378 New GM Series A Warrants and 148,378 New GM Series B Warrants from those previously set aside as of September 30, 2013. Such decreases resulted from reductions in estimates of such costs associated with the final resolution of the Nova Scotia Matter, partially offset by increases in the fair market value of New GM Securities. Accordingly, as of December 31, 2013, the GUC Trust had set aside from distribution, in the aggregate, 718,272 shares of New GM Common Stock, 652,949 New GM Series A Warrants, and 652,949 New GM Series B Warrants, with an aggregate fair value of $64.8 million, for the purposes of funding future projected liquidation and administrative costs of the GUC Trust. Such amounts were sufficient to fully fund projected liquidation and administrative costs of the GUC Trust, as estimated by the GUC Trust Administrator at December 31, 2013.

“Set Aside” Calculations Relating to Potential Income Tax Liabilities

In addition to reevaluating the numbers of New GM Securities to be set aside from distribution to fund projected liquidation and administrative costs, the GUC Trust Administrator also reevaluates, on a quarterly basis, the numbers of New GM Securities needed to be set aside from distribution to fund potential income tax liabilities on realized gains and future gains from the disposition of New GM Securities. The current methodology for calculating such set asides estimates potential income tax liabilities by applying the applicable U.S. federal income tax rate to estimates of potential capital gains, which are arrived at by comparing the highest closing price for the New GM Securities since December 15, 2011, against the tax basis of the New GM Securities on December 15, 2011. The set aside calculation methodology then converts the estimate of potential income tax liabilities into the numbers of New GM Securities to be set aside from distribution by dividing such estimate by the trailing twelve month average closing prices for the New GM Securities.

The GUC Trust’s calculations of the numbers of New GM Securities needed to be set aside from distribution to fund potential income tax liabilities is made using a different methodology than that used to calculate deferred tax liabilities for financial statement purposes. In estimating potential income tax liabilities, the “set aside” calculation estimates potential capital gains as the difference between (a) the tax basis of the New GM Securities on December 15, 2011 and (b) the highest closing price of such New GM Securities since December 15, 2011. By contrast, in calculating deferred tax liabilities for purposes of financial reporting, under applicable generally accepted accounting principles, the GUC Trust calculates estimated capital gains as the difference between (a) the tax basis of the New GM Securities for financial reporting purposes and (b) the closing price of such New GM Securities as of the last trading date of the most recent fiscal quarter. In addition, during the quarter ended September 30, 2013, the GUC Trust made a determination to file its U.S. federal income tax returns taking the tax position that beneficial ownership for a substantial majority of New GM Securities transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date, rather than December 15, 2011. Accordingly, during the current quarter, the GUC Trust filed its U.S. federal income tax returns for the year ended March 31, 2013 with the Internal Revenue Service using the new tax position. Because the new tax position has not yet been sustained on examination by the Internal

Revenue Service, however, as a conservative measure, the GUC Trust Administrator has determined not to revise the “set aside” calculation methodology described above unless and until the new tax position has been sustained on examination by the Internal Revenue Service for all applicable income tax returns, including the GUC Trust’s U.S. federal income tax return for the year ending March 31, 2014 and subsequent years.

For the quarter ended December 31, 2013, as a result of the calculations supporting the Nova Scotia Settlement Distribution, the Special Excess Distribution and the standard quarterly reevaluations described above , the GUC Trust Administrator determined that the “set aside” calculation methodology described above would require the GUC Trust to set aside an additional 497,169 shares of New GM Common Stock, 451,971 New GM Series A Warrants and 451,971 New GM Series B Warrants with an aggregate fair value of approximately $716.6 million. Such overall increases were primarily related to the increase in the fair market value of New GM Securities during the period. However, as a result of limitations on the numbers of New GM Securities available to be set aside for such purposes, as described in further detail below, the number of New GM Securities available to be set aside from distribution to fund such potential income tax liabilities as of December 31, 2013 was only 7,695,633 shares of New GM Common Stock and 6,996,030 New GM Series A Warrants and 6,996,030 New GM Series B Warrants with an aggregate fair value of approximately $694.1 million, for a net shortfall of 249,346 shares of New GM Common Stock, 226,678 New GM Series A Warrants and 226,678 New GM Series B Warrants, or of approximately $22.5 million. Accordingly, as of December 31, 2013, the amounts of New GM Securities set aside for potential income tax liabilities were insufficient to fully fund such liabilities as estimated by GUC Trust Administrator at that date. For additional information, see “—Limitations on New GM Securities Available to be Set Aside” below.

The “set aside” calculation for potential income tax liabilities as of December 31, 2013, is set forth below:

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Total	Calculation Reference
Holdings of New GM Securities as of December 31, 2013	15,347,633	13,952,218	13,952,218
Tax basis of New GM Securities (1)	$19.87	$11.38	$7.88
Highest closing price since December 15, 2011 (2)	$41.53	$31.97	$23.858

Potential taxable gain per New GM Security	$21.66	$20.59	$15.978

Aggregate potential taxable gain (in thousands)	$332,430	$287,276	$222,929	$842,635
Net operating income through December 31, 2013 (in thousands) (3)				609,830
Additional expected tax deductible costs of liquidation (in thousands)				(37,392)

Potential taxable income (in thousands)				$1,415,073
Tax rate				39.6%

Potential income tax liabilities (in thousands)				$560,369	A

Average closing price for trailing twelve months (4)	$33.51	$24.07	$16.65		B
Ratio to set aside (5)	100%	91%	91%
Value per New GM Security, based on ratio to set aside	$33.51	$21.88	$15.13		C
Percentage allocable to each class of New GM Security	47.51%	31.03%	21.46%	100%	D = C/ (sum of C	)
Amount to be set aside, as allocated to each class of New GM Security (in thousands)	$266,255	$173,876	$120,238	$560,369	E = D*A
Number of New GM Securities to be set aside for potential income tax liabilities	7,944,979	7,222,708	7,222,708		F = E/B
Less: Limitations on New GM Securities to be set aside	(249,346)	(226,678)	(226,678)

Number of New GM Securities set aside for potential income tax liabilities	7,695,633	6,996,030	6,996,030
Closing price at December 31, 2013	$40.87	$31.14	$23.12

Fair value of New GM Securities set aside at December 31, 2013 (in thousands)	$314,521	$217,856	$161,748	$694,125

(1)	Using the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, for purposes of determining the tax basis thereof.
(2)	The highest closing prices for the New GM Common Stock, the New GM Series A Warrants and the New GM Series B Warrants occurred on December 17, 2013.
(3)	The net operating income through December 31, 2013 reflects taxable gains on distributions and sales of New GM Securities using the tax basis of the New GM Securities described in (1) above.

(4)	The average closing prices for the New GM Common Stock, the New GM Series A Warrants and the New GM Series B Warrants for the period January 1, 2013, through December 31, 2013.
(5)	The “ratio to set aside” is calculated by dividing the number of New GM Securities of each class authorized for distribution under the Plan (i.e., 150,000,000 shares of New GM Common Stock and 136,363,635 of each series of New GM Warrants) by the number of shares of New GM Common Stock authorized for distribution under the Plan.

Limitations on New GM Securities Available to be Set Aside

Because of fixed total numbers of New GM Securities administered by the GUC Trust, as well as the requirement also to set aside sufficient New GM Securities to satisfy all potential Allowed General Unsecured Claims, the numbers of New GM Securities available to be set aside to fund projected liquidation and administrative costs and potential income tax liabilities are subject to inherent limitation. As previously disclosed in the GUC Trust’s filings with the Securities and Exchange Commission, at certain times in the past, the numbers of New GM Securities set aside to fund projected liquidation and administrative costs and potential income tax liabilities have been reduced from the GUC Trust’s estimates of potential future requirements to fund such costs and liabilities, as a result of such limitations. As a result of certain changes made to the methodologies for estimating such projected and potential costs and liabilities for the three months ended September 30, 2013, the number of New GM Securities set aside at September 30, 2013 fully covered the GUC Trust’s estimates of projected liquidation and administrative costs and potential income tax liabilities.

As described under “—‘Set Aside’ Calculations Relating to Projected Liquidation and Administrative Costs” above, as of December 31, 2013, the numbers of New GM Securities set aside to fund projected liquidation and administrative costs fully covered the GUC Trust’s estimates of projected liquidation and administrative costs. However, as described in greater detail under “—‘Set Aside’ Calculations Relating to Potential Income Tax Liabilities” above, following the calculations supporting the Nova Scotia Settlement Distribution, the Special Excess Distribution and the standard quarterly reevaluations described above, the GUC Trust Administrator determined that the numbers of New GM Securities set aside to fund potential income tax liabilities were reduced from the GUC Trust’s estimates of potential future requirements to fund such liabilities, as a result of limitations similar to those described above. Such shortfall amounted to 249,346 shares of New GM Common Stock, 226,678 New GM Series A Warrants and 226,678 New GM Series B Warrants with an aggregate fair market value of approximately $22.5 million.

It is the view of the GUC Trust Administrator, after consultation with the GUC Trust Monitor and other professionals retained by the GUC Trust, that the calculation methodologies described above, on the basis of which New GM Securities are set aside from distribution, are conservative methodologies for calculating the projected liquidation and administrative costs and potential income tax liabilities of the GUC Trust. Accordingly, it is the view of the GUC Trust Administrator and the GUC Trust Monitor that the New GM Securities currently set aside from distribution to fund such costs and liabilities would be sufficient, upon liquidation, to satisfy such obligations of the GUC Trust as of the date of this Form 10-Q. However, there can be no assurance that the numbers of New GM Securities set aside to fund such costs and liabilities will be sufficient to fund such costs and liabilities as they are actually incurred, in particular if the market price of the New GM Securities falls below the trailing twelve month average closing prices used to convert the GUC Trust’s estimates of such projected costs and potential liabilities into numbers of GUC Trust Securities to be set aside, as described above. In addition, there can be no assurance that, as a result of future evaluations, additional numbers of New GM Securities will not need to be set aside or sold to fund additional costs and liabilities, beyond those that are currently included in the GUC Trust’s estimates, in particular as a result of fluctuations in the market price of the New GM Securities or changes in the GUC Trust’s estimates of projected costs and potential liabilities. For a more comprehensive list of the risks and uncertainties relating to the GUC Trust, see the disclosure below under the heading “Forward-Looking Statements” in this Form 10-Q and in Item 1A (“Risk Factors”) in the Form 10-K filed on May 21, 2013.

GUC Trust Units

The table below details the changes in the numbers of GUC Trust Units outstanding or issuable during the three months ended December 31, 2013:

Trust Units
Outstanding or issuable at September 30, 2013	30,293,376
Issued during the period	1,560,575
Less: Issuable at beginning of period (1)	(10,575)
Add: Issuable at end of period (1)	—

Outstanding or issuable at December 31, 2013 (2)	31,843,376

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal quarter.
(2)	The number of GUC Trust Units outstanding at any time represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units and New GM Securities.

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

During the nine months ended December 31, 2013, the GUC Trust’s holdings of cash and cash equivalents increased approximately $8.9 million from approximately $1.0 million to approximately $9.9 million. The increase was due primarily to proceeds from the maturity and sale of marketable securities in excess of reinvestments of $27.1 million, offset in part by cash paid for liquidation and administrative costs of $16.2 million, cash paid for Residual Wind-Down Claims of $1.5 million, and cash paid for distributions of $0.6 million.

During the nine months ended December 31, 2013, the funds invested by the GUC Trust in marketable securities decreased approximately $27.1 million, from approximately $76.8 million to approximately $49.7 million. The decrease was due primarily to reduced re-investments of cash in marketable securities in order to fund cash needs during the period. The GUC Trust received approximately $50,000 in interest and dividend income on such investments during the nine months ended December 31, 2013.

As of December 31, 2013, the GUC Trust held approximately $59.7 million in cash and cash equivalents and marketable securities. Of that amount, approximately $44.8 million (comprising approximately $31.0 million of the remaining Residual Wind-Down Assets, approximately $13.3 million of the remaining Administrative Fund and approximately $0.5 million in remaining funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs), is required by the GUC Trust Agreement to be returned, upon the winding-up of the GUC Trust, to the DIP Lenders to the extent such funds are not utilized to satisfy designated Wind-Down Costs, Residual Wind-Down Claims, Residual Wind-Down Costs, Avoidance Action Defense Costs and Indenture Trustee/Fiscal Paying Agent Costs. (Of the $13.3 million of cash and cash equivalents and marketable securities remaining in the Administrative Fund, approximately $8.8 million has been separately designated for the satisfaction of certain costs and liabilities of the GUC Trust (other than Reporting Costs) and $4.5 million is available for other Wind-Down Costs, which funds must be exhausted prior to the use of any Other Administrative Cash for such purposes.) Such amounts will not at any time be available for distribution to the holders of the GUC Trust Units. The balance of cash and cash equivalents and marketable securities of approximately $14.9 million is available for the payment of certain reporting and administrative costs of the GUC Trust, and would be available in the future for distribution to the holders of the GUC Trust units, if not otherwise used to satisfy those GUC Trust obligations. See “—Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs Residual,” “—Functions and Responsibilities of the GUC Trust—Wind-Down Claims” and “—Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC on the Dissolution Date” above.

In addition to funds held for payment of costs of liquidation and administration, the GUC Trust also holds New GM Securities, a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to sell with the approval of the Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs and income tax liabilities as they become due. As of December 31, 2013, the aggregate fair value of the New GM Securities held by the GUC Trust, excluding securities set aside for liquidating distributions payable as of that date, was approximately $1,375.9 million. As of December 31, 2013, the GUC Trust Administrator had further set aside from distribution New GM Securities with an aggregate fair market value as of that date of approximately $64.8 million to fund projected liquidation and administrative costs, and New GM Securities with an aggregate fair market value as of that date of approximately $694.1 million to fund potential income taxes. See “—Net Assets in Liquidation—Distributable Assets” above.

There is no assurance that additional numbers of New GM Securities will not be required to be set aside from distribution and sold to fund additional costs and income tax liabilities, beyond what the GUC Trust Administrator has already set aside. Any sales of New GM Securities that occur to fund such obligations will result in a lesser number of New GM Securities available for distribution to holders of GUC Trust Units. In addition, as described above under the headings “—Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “—Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC on the Dissolution Date,” a portion of the GUC Trust’s assets are currently segregated pursuant to the GUC Trust Agreement for the satisfaction of Residual Wind-Down Claims and certain other specified costs. If such assets are insufficient to satisfy the Residual Wind-Down Claims or fund such other specified costs for any reason, the GUC Trust Administrator will similarly be required to set aside from distribution and sell additional New GM Securities in order to fund such shortfall.

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

“Bankruptcy Code” means title 11 of the United States Code.

“Bankruptcy Court” means the United States Bankruptcy Court for the Southern District of New York.

“Committee” means the Official Committee of Unsecured Creditors of the Debtors appointed by the Office of the United States Trustee in the Chapter 11 cases of the Debtors.

“Debtors” means MLC and its affiliated debtors and debtors-in-possession.

“DIP Lenders” means the United States Department of Treasury and the Governments of Canada and Ontario, through Export Development Canada.

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

“MLC” means Motors Liquidation Company, which dissolved on December 15, 2011.

“New GM Common Stock” means the common stock of General Motors Company.

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

“New GM Warrants” means the New GM Series A Warrants and the New GM Series B Warrants.

“Nova Scotia Matter” means the litigation to disallow, equitably subordinate or reduce claims relating to the Nova Scotia Notes.

“Nova Scotia Notes” means certain notes issued in 2003 by Nova Scotia Finance Company and guaranteed by MLC.

“Nova Scotia Settlement Agreement” means the Settlement Agreement, dated September 26, 2013, among the GUC Trust, certain holders of Nova Scotia Notes, the Nova Scotia Trustee, General Motors LLC and the other parties named therein, relating to the Nova Scotia Matter.

“Nova Scotia Settlement Claims Allowances” means the reduction of claims relating to the Nova Scotia Matter in the aggregate, from $3,060.8 million to $1,550 million and allowance of such claim as so reduced.

“Nova Scotia Settlement Distribution” means the liquidating distribution made on or about December 2, 2013, to the holders of the Allowed General Unsecured Claims resulting from the Nova Scotia Settlement Claims Allowances, pursuant to the Nova Scotia Settlement Agreement, consisting of, in the aggregate, (a) 6,174,015 shares of New GM Common Stock, (b) 5,612,741 New GM Series A Warrants, (c) 5,612,741 New GM Series B Warrants, and (d) 1,550,000 GUC Trust Units.

“Other Administrative Cash” means the cash proceeds from the sale of any New GM Securities that have been set aside from distribution to fund the current or projected liquidation and other administrative costs or income tax liabilities of the GUC Trust.

“Plan” means the Debtors’ Second Amended Joint Chapter 11 Plan, filed with the Bankruptcy Court on March 18, 2011.

“QSF” means Qualified Settlement Fund under applicable regulations of the United States Department of Treasury.

“Reporting Costs” means fees, costs and expenses of the GUC Trust directly or indirectly relating to (i) reports to be prepared and filed by the GUC Trust pursuant to applicable rules, regulations and interpretations of the Securities and Exchange Commission, (ii) the transfer, registration for transfer and certification of GUC Trust Units, (iii) the application by the Committee to the Internal Revenue Service for a private letter ruling regarding the tax treatment of the GUC Trust and the holders of Allowed General Unsecured Claims in respect of the distribution of New GM Securities and (iv) certain legal proceedings relating to the Term Loan Avoidance Action.

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

“SEC” means the Securities and Exchange Commission.

“Special Excess Distribution” means the liquidating distribution of Excess GUC Trust Distributable Assets made to holders of the GUC Trust Units, pursuant to the Settlement Agreement, on or about December 23, 2013, consisting of, in the aggregate, (a) 6,735,070 shares of New GM Common Stock, (b) 6,122,789 New GM Series A Warrants, and (c) 6,122,789 New GM Series B Warrants.

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

As disclosed in the Form 10-Q for the quarter ended September 30, 2013, the GUC Trust entered into a settlement agreement, which we refer to as the Nova Scotia Settlement Agreement, to resolve certain litigation, which we refer to as the Nova Scotia Matter, to disallow, equitably subordinate or reduce claims relating to notes, which we refer to as the Nova Scotia Notes, issued in 2003 by General Motors Nova Scotia Finance Company and guaranteed by MLC. The Nova Scotia Settlement Agreement provided for, among other things:

(i) the reduction of claims relating to the Nova Scotia Matter, in the aggregate, from approximately $3.06 billion to approximately $1.55 billion and allowance of such claim as so reduced, which we refer to collectively as the Nova Scotia Settlement Claims Allowances

(ii) a liquidating distribution to be made to the holders of the Allowed General Unsecured Claims resulting from the Nova Scotia Settlement Claims Allowances, which we refer to as the Nova Scotia Settlement Distribution

(iii)	a subsequent liquidating distribution of Excess GUC Trust Distributable Assets to be made to holders of the GUC Trust Units, which we refer to as the Special Excess Distribution; and

(iv)	releases from liability by all past, present and future holders of Nova Scotia Notes and the other parties to the Nova Scotia Settlement Agreement, which we refer to as the Nova Scotia Claims Releases.

On November 25, 2013, following the satisfaction of the conditions precedent to the Nova Scotia Settlement Agreement, the Nova Scotia Settlement Agreement became effective pursuant to its terms. As a result, the Nova Scotia Claims Releases became effective, and the following distributions of New GM Securities were subsequently made:

(i)	the Nova Scotia Settlement Distribution, on or about December 2, 2013, consisting of, in the aggregate, (a) 6,174,015 shares of New GM Common Stock, (b) 5,612,741 New GM Series A Warrants, (c) 5,612,741 New GM Series B Warrants, and (d) 1,550,000 GUC Trust Units; and

(ii)	the Special Excess Distribution, on or about December 23, 2013, consisting of, in the aggregate, (a) 6,735,070 shares of New GM Common Stock, (b) 6,122,789 New GM Series A Warrants, and (c) 6,122,789 New GM Series B Warrants.

Other than the foregoing, no material changes occurred during the quarter ended December 31, 2013, with respect to any legal proceedings relating to the GUC Trust, from the disclosures included in the GUC Trust’s prior filings with the Securities and Exchange Commission.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Motors Liquidation Company GUC Trust, for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Net Assets in Liquidation (Liquidation Basis) as of December 31, 2013 and March 31, 2013, (ii) Condensed Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three and nine months ended December 31, 2013 and 2012, (iii) Condensed Statements of Cash Flows (Liquidation Basis) for the nine months ended December 31, 2013 and 2012 and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 6, 2014

MOTORS LIQUIDATION COMPANY GUC TRUST

By: Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

	By:	/s/ David A. Vanaskey
	Name:	David A. Vanaskey
	Title:	Vice President of Wilmington Trust Company

EXHIBIT INDEX

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Motors Liquidation Company GUC Trust, for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Net Assets in Liquidation (Liquidation Basis) as of December 31, 2013 and March 31, 2013, (ii) Condensed Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three and nine months ended December 31, 2013 and 2012, (iii) Condensed Statements of Cash Flows (Liquidation Basis) for the nine months ended December 31, 2013 and 2012 and (iv) Notes to Condensed Financial Statements.