Form 10-K
period 2014-03-31
Motors Liquidation Co
filed 2014-05-22
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

*	The registrant is not required to file reports pursuant to Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934, but has filed all reports required pursuant to the relief granted to the registrant in a No Action Letter from the Division of Corporation Finance of the Securities and Exchange Commission to the registrant dated May 23, 2012.

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

The GUC Trust has no officers, directors or employees. The GUC Trust is administered by the GUC Trust Administrator, which is authorized by the GUC Trust Agreement to engage professionals, or GUC Trust professionals, to assist the GUC Trust Administrator in the administration of the GUC Trust. Accordingly, the GUC Trust and GUC Trust Administrator rely on receiving accurate information, reports and other representations from (i) the GUC Trust professionals, (ii) the GUC Trust Monitor, and (iii) other service providers to the GUC Trust. Notwithstanding such reliance, the GUC Trust Administrator is ultimately responsible for the disclosure provided in this Form 10-K. Among other rights and duties, pursuant and subject to the GUC Trust Agreement, the GUC Trust Administrator has the powers and authority as set forth in the GUC Trust Agreement, including, without limitation, the power and authority to hold, manage, sell, invest and distribute the assets comprising the corpus of the GUC Trust, prosecute and resolve objections to Disputed General Unsecured Claims (as defined below), take all necessary actions to administer the wind-down of the affairs of the Debtors (as defined below), and resolve and satisfy (to the extent allowed) any administrative expenses, priority tax claims, priority non-tax claims and secured claims, or collectively the Residual Wind-Down Claims. The activities of the GUC Trust Administrator are overseen by the GUC Trust Monitor. As further described below, the GUC Trust was formed for the purposes of implementing the Plan (as defined below) as a post-confirmation successor to MLC and resolving Disputed General Unsecured Claims against MLC and its affiliated debtors and debtors-in-possession, or the Debtors, and winding-down the Debtors’ affairs, with no objective to engage in the conduct of a trade or business. The GUC Trust is a post-confirmation successor to MLC within the meaning of Section 1145 of title 11 of the United States Code, or the Bankruptcy Code.

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

On July 5, 2009, the Bankruptcy Court authorized the sale of substantially all of the assets of the Debtors to an acquisition vehicle principally formed by the United States Department of the Treasury, or the U.S. Treasury. On July 10, 2009, the acquisition vehicle, NGMCO, Inc., acquired substantially all of the assets and assumed certain liabilities of the Debtors pursuant to a Master Sale and Purchase Agreement, or, as amended, the MSPA, among Old GM and certain of its debtor subsidiaries and NGMCO, Inc., in a transaction under Section 363 of the Bankruptcy Code, or the 363 Transaction. In connection with the 363 Transaction, Old GM changed its name to Motors Liquidation Company and the acquisition vehicle pursuant to a holding company reorganization became General Motors Company, or (together with its consolidated subsidiaries) New GM.

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

On March 18, 2011, the Debtors filed the Debtors’ Second Amended Joint Chapter 11 Plan, or the Plan, with the Bankruptcy Court, and on March 29, 2011, or the Confirmation Date, the Bankruptcy Court entered an order confirming the Plan, or the Confirmation Order. The Plan became effective on March 31, 2011, or the Effective Date. On December 15, 2011, or the Dissolution Date, as required by the Plan, MLC filed a Certificate of Dissolution with the Secretary of State of the State of Delaware and MLC was dissolved as of such date. On April 18, 2013, the Bankruptcy Court entered an order granting the GUC Trust’s request for entry of a final decree administratively closing each of the Debtors’ chapter 11 cases other than that of MLC.

The Plan and the Formation of the GUC Trust

The Plan treats all creditors and equity interest holders in accordance with their relative priorities under the Bankruptcy Code, and designates 6 distinct classes of claims or equity interests: secured claims, priority non-tax claims, general unsecured claims, property environmental claims, asbestos personal injury claims and equity interests in MLC. The GUC Trust is primarily tasked with the resolution and satisfaction of general unsecured claims. Under the terms of the Plan and following the Special Excess Distribution (as defined below), for each $1,000 in amount of allowed general unsecured claims against the Debtors, or the Allowed General Unsecured Claims, the holders of such claims are entitled to receive (upon delivery of any information required by the GUC Trust) approximately 4.19 shares of New GM Common Stock and approximately 3.81 warrants of each series of New GM Warrants, as well as one unit of beneficial interest in the GUC Trust, or a GUC Trust Unit, subject in each case to rounding under the Plan, the GUC Trust Agreement and/or the rules of any applicable clearing system, and exclusive of any securities received, or to be received, in respect of GUC Trust Units. Holders of disputed general unsecured claims against the Debtors, or the Disputed General Unsecured Claims, will receive subsequent distributions of New GM Common Stock and New GM Warrants (which are collectively called the New GM Securities) and GUC Trust Units, in respect of such claims, only if and to the extent that their Disputed General Unsecured Claims are subsequently allowed, or Resolved Disputed Claims.

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

The GUC Trust had an initial stated term of three years from the Effective Date. On February 6, 2014, the Bankruptcy Court entered an order extending the duration of the GUC Trust to March 31, 2015. The duration of the GUC Trust may in the future be shortened or further extended upon application to and approval by the Bankruptcy Court as necessary to complete the claims resolution process and the wind-down of the Debtors’ affairs. The GUC Trust will remain under the jurisdiction of the Bankruptcy Court throughout the term of its existence.

The GUC Trust Assets

As of the Effective Date, the corpus of the GUC Trust consisted solely of approximately $52.7 million in cash contributed by the Debtors to fund the administrative fees and expenses (including certain tax obligations), or the Wind-Down Costs, incurred by the GUC Trust in administering its duties pursuant to the Plan and the GUC Trust Agreement, or the Administrative Fund. The cash comprising the Administrative Fund was obtained by MLC from the DIP Lenders and is subject to a lien held by the DIP Lenders pursuant to the DIP Credit Agreement, with any excess funds remaining in the Administrative Fund required to be returned to the DIP Lenders after (i) the satisfaction in full of all Wind-Down Costs and other liabilities of the GUC Trust (subject to the terms of the GUC Trust Agreement) and (ii) the winding up of the GUC Trust’s affairs. As such, the Administrative Fund cannot be utilized for distributions to holders of Allowed General Unsecured Claims.

Moreover, the usage of the Administrative Fund for the payment of fees and expenses of the GUC Trust is subject to a budget, (the “Budget”), which must be submitted on an annual basis to the GUC Trust Monitor and the DIP Lenders for their approval and is updated quarterly as needed. The GUC Trust Agreement provides that any Wind-Down Costs incurred by the GUC Trust that exceed or are not covered by the Budget cannot be paid from the Administrative Fund, except with written consent of the DIP Lenders or Bankruptcy Court approval, in limited circumstances.

The GUC Trust Agreement provides that the Administrative Fund may not be utilized to fund certain specified costs, fees and expenses, which are referred to as Reporting Costs, including those directly or indirectly relating to (i) reports to be prepared and filed by the GUC Trust pursuant to applicable rules, regulations and interpretations of the Securities and Exchange Commission (the “SEC”), (ii) the transfer, registration for transfer and certification of GUC Trust Units, (iii) the application by the Committee (as defined below) to the Internal Revenue Service for a private letter ruling regarding the tax treatment of the GUC Trust and the holders of Allowed General Unsecured Claims in respect to the distribution of New GM Securities, which is discussed in more detail below under the heading “Income Tax Liabilities for Certain Capital Gains and Dividends on New GM Common Stock,” and (iv) certain legal proceedings relating to the Term Loan Avoidance Action. In addition, the Administrative Fund cannot be used to fund any current or projected tax liabilities of the GUC Trust, other than those included in the Budget. However, the GUC Trust Agreement provides the GUC Trust Administrator with the authority to set aside from distribution and sell New GM Securities to fund such Reporting Costs (the proceeds of such sales, the “Reporting and Transfer Cash”) and projected tax liabilities (other than those included in the Budget), with the approval of the Bankruptcy Court and/or the GUC Trust Monitor, in each case as described below.

The GUC Trust Agreement affords the GUC Trust Administrator, with the approval of the GUC Trust Monitor, the authority to set aside from distribution New GM Securities in numbers sufficient to satisfy (i) any current or projected Wind-Down Costs of the GUC Trust that exceed the amounts budgeted or were not budgeted in the Administrative Fund, including federal income taxes incurred in respect of dividends received by the GUC Trust on New GM Common Stock held by the GUC Trust (“Dividend Taxes”), (ii) any current or projected Reporting Costs that exceed the then current Reporting and Transfer Cash, or (iii) any current or projected Taxes on Distribution (as defined below). This process is not related to, and is separate from, the process of recording current and deferred income tax liabilities, as well as reserves for expected costs of liquidation in the Statement of Net Assets in Liquidation as a matter of financial reporting, which is only required for expected costs of liquidation for which there is a reasonable basis for estimation under applicable accounting standards. See “Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” and “—Income Taxes” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below. The GUC Trust Administrator reevaluates, on a quarterly basis, the amount of New GM Securities needed to be set aside from distribution for purposes of funding projected liquidation and administrative costs (including projected Dividend Taxes) and potential Taxes on Distribution. The calculation converts estimates of projected liquidation and administrative costs and potential Taxes on Distributions into the number of New GM Securities to be set aside from distribution, using the trailing twelve month average closing prices for the New GM Securities since the Dissolution Date (the date record ownership of the New GM Securities was transferred to the GUC Trust from MLC). For additional information, see “Net Assets in Liquidation—New GM Securities Set Aside from Distribution” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

The GUC Trust Administrator may liquidate New GM Securities that have been set aside from distribution to fund (with the required approval of the Bankruptcy Court) the current or projected Wind-Down Costs (including Dividend Taxes) or Reporting Costs of the GUC Trust and (with the required approval of only the GUC Trust Monitor) current and projected Taxes on Distribution of the GUC Trust. The cash proceeds of such sales, and the marketable securities in which such cash proceeds are invested, are referred to as Other Administrative Cash. Pursuant to the GUC Trust Agreement, any cash or marketable securities constituting Other Administrative Cash which remain at the winding up and conclusion of the GUC Trust will be distributed to the holders of GUC Trust Units. The Bankruptcy Court has previously, in March 2012, and again in December 2012, approved the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs which were in excess of the Reporting and Transfer Cash. Through March 31, 2014, sales of New GM Securities to fund projected Reporting Costs and Wind-Down Costs aggregated approximately $50.2 million. As of March 31, 2014, approximately $13.2 million remained in Other Administrative Cash and was recorded in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation as of March 31, 2014.

Prior to the dissolution of MLC, certain designated assets and the New GM Securities were maintained at MLC (the latter was retained by MLC to avoid federal income taxes that might have been payable by the GUC Trust upon distribution of the New GM Securities with respect to any appreciation of the securities while in possession of the GUC Trust, or Taxes on Distribution; see discussion below). As required by the Plan, MLC transferred to the GUC Trust on the Dissolution Date (i) record ownership of all remaining undistributed New GM Securities, which consisted of 30,967,561 shares of New GM Common Stock, 28,152,186 New GM Series A Warrants and 28,152,186 New GM Series B Warrants, (ii) approximately $2.0 million designated for Reporting Costs, (iii) approximately $1.4 million designated for reimbursing the indenture trustees and the fiscal and paying agents under the Debtors’ prepetition debt issuances for costs associated with, among other things, administering distributions to registered holders of the Debtors’ prepetition debt issuances, and (iv) certain rights and obligations. Separately, on the Dissolution Date, MLC transferred $500,000 to the Avoidance Action Trust (as defined below) for the purposes of funding any potential public reporting requirements of the Avoidance Action Trust, in which funds the GUC Trust holds a residual interest to the extent unused by the Avoidance Action Trust.

Further, upon the dissolution of MLC, the GUC Trust assumed responsibility for the winding down of the affairs of the Debtors and resolving and satisfying the Residual Wind-Down Claims. Under the Plan, upon the dissolution of MLC, the Debtors were directed to transfer to the GUC Trust, Residual Wind-Down Assets (as defined below) in an amount sufficient, based upon the Debtors’ reasonable estimate, to satisfy the Residual Wind-Down Claims and the Residual Wind-Down Costs (as defined below). On the Dissolution Date, MLC transferred approximately $42.8 million in Residual Wind-Down Assets to the GUC Trust (which amount consisted of approximately $40.0 million in cash, including approximately $1.4 million for payment of certain defense costs related to the Term Loan Avoidance Action, or the Avoidance Action Defense Costs, and the transferred benefit of approximately $2.8 million in prepaid expenses).

Pursuant to the GUC Trust Agreement and the Plan, the Residual Wind-Down Assets are to be administered in accordance with the GUC Trust Agreement and Plan and are to be used to satisfy and resolve the Residual Wind-Down Claims and to fund the Residual Wind-Down Costs and certain Avoidance Action Defense Costs. Any unused portions of the Residual Wind-Down Assets must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. If, collectively, the actual amounts of Residual Wind-Down Claims allowed, the Residual Wind-Down Costs and the Avoidance Action Defense Costs exceed the Residual Wind-Down Assets, the GUC Trust Administrator may be required to set aside from distribution and sell additional New GM Securities to fund the shortfall. Any such sale of securities would reduce the numbers of New GM Securities available for distribution to holders of GUC Trust Units.

In March 2014, the GUC Trust received dividends on the New GM Common Stock it held as of the record date of $0.30 per share aggregating approximately $4.6 million. New GM has also declared a dividend of $0.30 per share to holders of New GM Common Stock of record as of June 10, 2014. Such dividends and any future declared dividends on New GM Common Stock are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If shares of New GM Common Stock are distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units, then the dividends relating to those shares will also be distributed to such holders. If, however, shares of New GM Common Stock are sold by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to those shares will be applied to such costs and liabilities of the GUC Trust and (just like the cash proceeds from the sale of the shares of New GM Common Stock) will be maintained in Other Administrative Cash. Because such dividends are applied to the same purpose as the New GM Common Stock, references in this Form 10-K to New GM Common Stock and New GM Securities that have been set aside from distribution, reserved or sold should be understood to include the dividends (if any) relating to such New GM Common Stock, unless expressly indicated otherwise. The amount of cash and cash equivalents held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock held by the GUC Trust is referred to as Dividend Cash.

The GUC Trust does not and will not engage in any trade or business. As a result, the only income earned by the GUC Trust is interest income and dividends from permitted investments of cash as prescribed by the GUC Trust Agreement. The GUC Trust has no other sources of income. As of March 31, 2014, the GUC Trust had an aggregate of approximately $14.9 million in cash and cash equivalents and $44.4 million in marketable securities consisting of corporate commercial paper and municipal government commercial paper and variable rate notes.

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

In addition to New GM Securities and Dividend Cash, the GUC Trust Agreement provides for the distribution of GUC Trust Units to holders of Allowed General Unsecured Claims equal to one GUC Trust Unit per $1,000 in Allowed General Unsecured Claims, subject to rounding under the GUC Trust Agreement. Each GUC Trust Unit represents the contingent right to receive, on a pro rata basis, the excess assets of the GUC Trust, including additional New GM Securities (if and to the extent such New GM Securities are not required for the satisfaction of the Resolved Allowed Claims), Dividend Cash associated with such additional New GM Securities and

Other Administrative Cash, if any, available for distribution in respect of the GUC Trust Units, either through a periodic distribution as provided for under the GUC Trust Agreement, or upon the dissolution of the GUC Trust, in each case subject to the terms and conditions of the GUC Trust Agreement and the Plan, or the Excess GUC Trust Distributable Assets.

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

On or about the Effective Date, there were approximately $29,771 million in Allowed General Unsecured Claims, or the Initial Allowed General Unsecured Claims. As of March 31, 2014, there were approximately $31,854 million in Allowed General Unsecured Claims. See the table on page 31 for a summary of the Allowed General Unsecured Claims, Disputed General Unsecured Claims and Term Loan Avoidance Action Claims (as defined below).

On April 21, 2011, as supplemented by a secondary distribution on May 26, 2011, the GUC Trust made its initial distribution of New GM Securities to holders of Initial Allowed General Unsecured Claims, or the Initial Distribution. The GUC Trust has made nine subsequent quarterly distributions, on July 28, 2011, October 28, 2011, April 27, 2012, August 3, 2012, November 5, 2012, February 8, 2013, May 10, 2013, August 9, 2013, and October 31, 2013, each in respect of the Disputed General Unsecured Claims that were resolved in the immediately preceding fiscal quarter.

The quarterly distributions in respect of the fiscal quarters ended June 30, 2011 and September 30, 2011 reflected distributions to both holders of Resolved Allowed Claims, as well as holders of GUC Trust Units. Because the amount of Excess GUC Trust Distributable Assets has not exceeded the Minimum Threshold for any quarter following the quarter ended September 30, 2011, due in principal part to the reserving, or setting-aside, of New GM Securities for the purposes of funding potential Taxes on Distribution as described below, no distributions have been made in respect of the GUC Trust Units since the quarterly distribution on October 28, 2011, other than the Special Excess Distribution (as defined below). Rather, other than the Special Excess Distribution, all such subsequent distributions have consisted solely of distributions to holders of newly Allowed General Unsecured Claims and holders of previously Allowed General Unsecured Claims who initially failed to fulfill the informational requirements set forth in the GUC Trust Agreement, but subsequently successfully fulfilled such requirements.

In respect of Allowed General Unsecured Claims aggregating $31,854 million at March 31, 2014, the GUC Trust has distributed, or was obligated to distribute, in the aggregate, 134,106,321 shares of New GM Common Stock, 121,914,975 of each series of New GM Warrants and 31,853,702 GUC Trust Units. See the table on page 32 for a summary of the activity in the New GM Securities and related Dividend Cash, that comprise the GUC Trust’s distributable assets, including the numbers of New GM Securities distributed through or distributable as of March 31, 2014, as well as the numbers of New GM Securities and the amount of related Dividend Cash available for distribution to holders of GUC Trust Units as of March 31, 2014.

As discussed above, in addition to New GM Securities and Dividend Cash, the GUC Trust Agreement also provides for the distribution of beneficial interests in units, or GUC Trust Units, to holders of Allowed General Unsecured Claims in an amount equal to one GUC Trust Unit per $1,000 in Allowed General Unsecured Claims, subject to rounding under the GUC Trust Agreement. Each GUC Trust Unit represents the contingent right to receive, on a pro rata basis, a share of the Excess GUC Trust Distributable Assets. Pursuant to a No Action Letter received from the SEC on May 23, 2012 (the “No Action Letter”), the GUC Trust Units are currently issued in book-entry form only, represented by one or more global certificates registered in the name of the Depository Trust Company (which is referred to in this Form 10-K as DTC), as depositary, or Cede & Co., its nominee. See “Description of the GUC Trust Units” below for a more detailed discussion of the GUC Trust Units. As such, the GUC Trust Units are transferable in accordance with the procedures of DTC and its direct and indirect participants. The GUC Trust has issued additional GUC Trust Units, in transferable form, in connection with each of the quarterly distributions that occurred in respect of the fiscal quarter ended June 30, 2012 and thereafter. As of March 31, 2014, the total number of GUC Trust Units outstanding or issuable was 31,853,702.

The Plan prohibits the distribution of fractional New GM Securities in respect of Allowed General Unsecured Claims and GUC Trust Units. Cash distributions are made in lieu of fractional New GM Securities to beneficiaries of GUC Trust Units, subject to certain minimum cash distribution thresholds. In addition, the GUC Trust may distribute cash in lieu of New GM Securities to any governmental entity to the extent such governmental entity has requested a sale of such New GM Securities and demonstrated to the satisfaction of the GUC Trust Administrator that such governmental entity is precluded by applicable law from receiving distributions of New GM Securities. As a result, since the Effective Date, the GUC Trust has sold, exclusive of sales of New GM Securities to fund Wind-Down Costs and Reporting Costs as described above, an aggregate of 24,259 shares of New GM Common Stock and 22,174 of each series of New GM Warrants, realizing net proceeds of approximately $1.4 million. These sales occurred in the years ended March 31, 2014 and 2013 and proceeds from these sales were distributed to qualifying governmental entities or beneficiaries of GUC Trust Units, as applicable.

•	Resolution of Disputed General Unsecured Claims

There were approximately $8,154 million in Disputed General Unsecured Claims as of the Effective Date. This amount reflects liquidated disputed claims and a Bankruptcy Court ordered reserve for unliquidated disputed claims, but does not include potential Term Loan Avoidance Action Claims. As of March 31, 2014, there were approximately $79.5 million in Disputed General Unsecured Claims, which reflects a decrease of approximately $8,074 million as compared to the amount of Disputed General Unsecured Claims existing on or around the Effective Date. See the table on page 31 for a summary of the status of the claims resolution process as of March 31, 2014.

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

In an attempt to ensure that there are sufficient New GM Securities available to provide distributions to all holders of Resolved Allowed Claims as if such holders were holders of Initial Allowed General Unsecured Claims, the GUC Trust Agreement authorizes and directs the GUC Trust Administrator to withhold from distributions the number of New GM Securities that would be sufficient to satisfy all Disputed General Unsecured Claims and Term Loan Avoidance Action Claims in the event that such claims were allowed in full. To the extent that all or a portion of a Disputed General Unsecured Claim is disallowed by order of the Bankruptcy Court, by order of the tribunal presiding over the ADR Proceeding, if applicable, or by settlement with the GUC Trust, such portion of the Disputed General Unsecured Claim that is disallowed will not be entitled to a distribution of such New GM Securities or beneficial interests in GUC Trust Units from the GUC Trust (subject to any appeal rights of the claimant). The portion of such New GM Securities reserved for the satisfaction of the disallowed claim will instead become Excess GUC Trust Distributable Assets available for distribution to beneficiaries of GUC Trust Units. To the extent that a Disputed General Unsecured Claim is fully resolved, and such resolution results in all or a portion of the original Disputed General Unsecured Claim being allowed by the Bankruptcy Court, by order of the tribunal presiding over the ADR Proceeding, if applicable, or by settlement with the GUC Trust, such allowed portion of the Disputed General Unsecured Claim will be considered an Allowed General Unsecured Claim and the holder will be entitled to the distribution of New GM Securities and beneficial interests in GUC Trust Units from the GUC Trust corresponding to what the holder would have received had the claim been allowed as of the Effective Date.

In certain circumstances, holders of Resolved Allowed Claims and GUC Trust Units will receive from the GUC Trust cash in lieu of or in addition to New GM Securities. This will occur when New GM declares cash dividends on the New GM Common Stock held by the GUC Trust, in which case the holders of subsequently Resolved Allowed Claims and GUC Trust Units will receive the cash dividends that had been paid in respect of the shares of New GM Common Stock they receive. During March 2014, the GUC Trust received approximately $4.6 million in dividends on its holdings of New GM Common Stock. See “Statement of Changes in Net Assets in Liquidation” and “Net Assets in Liquidation” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below. Also, if the GUC Trust sells New GM Warrants that are about to expire, the holders of subsequent Resolved Allowed Claims and GUC Trust Units would receive the cash realized by the GUC Trust on the sale of the New GM Warrants that otherwise would have been distributed to them. Also, the GUC Trust may distribute cash in lieu of New GM Securities to any governmental entity to the extent such governmental entity has requested a sale of such New GM Securities and demonstrated to the satisfaction of the GUC Trust Administrator that such governmental entity is precluded by applicable law from receiving distributions of New GM Securities. Finally the GUC Trust may distribute cash in lieu of fractional New GM Securities in any distribution of Excess GUC Trust Distributable Assets, subject to any distribution rules or rounding under the Plan, the GUC Trust Agreement and/or the rules of any applicable clearing system. For each $1,000 in amount of Allowed General Unsecured

Claims (including Resolved Allowed Claims), each holder of such claim is currently (following the Special Excess Distribution) entitled to receive (upon delivery of any information required by the GUC Trust) approximately 4.19 shares of New GM Common Stock (and related Dividend Cash) and approximately 3.81 warrants of each series of New GM Warrants, as well as one GUC Trust Unit, subject in each case to rounding under the Plan, the GUC Trust Agreement and/or the rules of any applicable clearing system and exclusive of any securities received, or to be received, in respect of GUC Trust Units.

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

Under the Plan, the Debtors were directed to transfer to the GUC Trust assets in an amount sufficient, based upon the Debtors’ reasonable estimate, to satisfy the ultimate allowed amount of the Residual Wind-Down Claims, or the Residual Wind-Down Assets, including the costs, fees and expenses related to satisfying and resolving the Residual Wind-Down Claims, or the Residual Wind-Down Costs. On the Dissolution Date, MLC transferred approximately $42.8 million in Residual Wind-Down Assets to the GUC Trust (which amount consisted of approximately $40.0 million in cash (including approximately $1.4 million for the payment of Avoidance Action Defense Costs) and the transferred benefit of approximately $2.8 million in prepaid expenses. Based on the Debtors’ estimate of the amount necessary to satisfy the ultimate allowed amount of the Residual Wind-Down Claims, the GUC Trust Administrator established a reserve for Residual Wind-Down Claims of approximately $33.8 million relating to approximately $246.2 million in Residual Wind-Down Claims (which amount was increased to $248.9 million by additional Residual Wind-Down Claims arising subsequent thereto). In addition, the GUC Trust increased its reserve for liquidation costs by approximately $9.0 million for Residual Wind-Down Costs associated with these obligations and Avoidance Action Defense Costs. Since the Dissolution Date, the GUC Trust has resolved approximately $235.8 million in disputed Residual Wind-Down Claims, allowing $7.3 million, while disallowing $228.5 million.

As of March 31, 2014, the remaining Residual Wind-Down Claims totaled approximately $13.1 million, subject to increase for new Residual Wind-Down Claims that are expected to arise with respect to Avoidance Action Defense Costs, as described below. In comparison, the reserve for Residual Wind-Down Claims and the remaining Residual Wind-Down Assets totaled $28.7 million and $30.5 million, respectively. The GUC Trust Administrator has objected to, or intends to object to, substantially all of the remaining Residual Wind-Down Claims that are not consensually resolved. The Residual Wind-Down Assets aggregating $30.5 million as of March 31, 2014 are recorded in cash and cash equivalents, marketable securities, and other assets and deposits in the accompanying Statement of Net Assets in Liquidation at March 31, 2014. A corresponding amount, in the aggregate, is recorded in the reserve for Residual Wind-Down Claims, reserves for expected costs of liquidation and accounts payable and accrued liabilities in the Statement of Net Assets in Liquidation at March 31, 2014.

The amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $0.7 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. The Term Loan Avoidance Action is currently pending before the U.S. Court of Appeals for the Second Circuit, and it is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise, to be paid from the remaining Residual Wind-Down Assets and, following the depletion of such assets, Other Administrative Cash or the sale of New GM Securities.

Should the ultimate allowed amount of Residual Wind-Down Claims and the Residual Wind-Down Costs be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. If the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims and/or the Residual Wind-Down Costs, such deficiency will be satisfied by any remaining Other Administrative Cash designated by the GUC Trust Administrator for such purposes. If there is no remaining Other Administrative Cash designated for such purposes, the GUC Trust Administrator is authorized, with GUC Trust Monitor approval, to reserve and, with Bankruptcy Court approval, sell New GM Securities to cover the shortfall. To the extent that New GM Securities are reserved and sold to obtain funding to complete the wind-down of the Debtors or satisfy Residual Wind-Down Claims, such securities will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Costs could reduce the assets of the GUC Trust available for distribution. After the GUC Trust has concluded its affairs, any funds remaining that were obtained from New GM Securities sold to fund the resolution of Residual Wind-Down Claims or the distribution of Residual Wind-Down Assets (including any related Dividend Cash) will be distributed to the beneficiaries of the GUC Trust Units.

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

The GUC Trust Monitor was appointed for the purpose of overseeing the activities of the GUC Trust Administrator. Pursuant to the GUC Trust Agreement, the GUC Trust Administrator is required to obtain the approval of the GUC Trust Monitor for a variety of actions, including but not limited to: preparation of budgets; reserving New GM Securities for the purposes of satisfying fees, costs and expenses of the GUC Trust (including Taxes on Distribution and Dividend Taxes (as defined below)); the sale of New GM Securities to satisfy Taxes on Distribution; the incurrence of any cost or expense in excess of 10% of any line item in the Budget measured on a yearly basis (except to the extent such cost or expense is approved by the Bankruptcy Court); settling Disputed General Unsecured Claims in excess of $10.0 million; the retention or termination of Trust Professionals; and amendments to the GUC Trust Agreement.

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

As of March 31, 2014, approximately $11.6 million remained in the Administrative Fund and is recorded in cash and cash equivalents and marketable securities (aggregating $10.6 million) and prepaid and other assets (approximating $1.0 million) in the Statement of Net Assets in Liquidation. Of that amount of $11.6 million, approximately $8.0 million has been separately designated for the satisfaction of certain costs and liabilities of the GUC Trust (other than Reporting Costs) and $3.6 million is available for other Wind-Down Costs, which funds must be exhausted prior to the use of any Other Administrative Cash for such purposes. If there is cash remaining in the Administrative Fund after the GUC Trust has concluded its affairs, the remaining cash will be returned to the DIP Lenders. If the GUC Trust Administrator determines that (i) the Administrative Fund is not sufficient to satisfy the current or projected Wind-Down Costs (including Dividend Taxes), (ii) the Reporting and Transfer Cash is not sufficient to satisfy the current or projected Reporting Costs, or (iii) the GUC Trust is required to fund Taxes on Distribution, the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to reserve New GM Securities for these purposes. The GUC Trust Administrator may then liquidate such reserved New GM Securities to fund these costs and expenses, with the required approval of the Bankruptcy Court (other than with respect to sales of New GM Securities for the purposes of funding Taxes on Distribution, pursuant to which only GUC Trust Monitor approval is required), and the proceeds from such liquidations of New GM Securities constitute part of the Other Administrative Cash.

New GM Securities that are reserved or sold in the manner described above will not be available for distribution to the beneficiaries of GUC Trust Units. As such, increased Wind-Down Costs (including Dividend Taxes), Reporting Costs and/or Taxes on Distribution could reduce the GUC Trust’s otherwise distributable assets. To the extent that any reserved New GM Securities, or funds remaining from the sale of reserved New GM Securities, are not ultimately required and are held by the GUC Trust at the time of its dissolution, such remaining New GM Securities and funds, including the Other Administrative Cash, will be distributed by the GUC Trust to the holders of the GUC Trust Units.

Other than for the matters described above and in “—Resolution and Satisfaction of Residual Wind-Down Claims,” and matters that are incidental to them, the GUC Trust does not and will not engage in any business activities. In particular, the GUC Trust does not and will not engage in any trade or business.

Income Tax Liabilities for Certain Capital Gains and Dividends on New GM Common Stock

The GUC Trust incurs income tax liabilities on any net capital gains realized upon the distribution of New GM Securities to holders of Allowed General Unsecured Claims or GUC Trust Units or by sale of New GM Securities (unless such net capital gains are offset by deductible expenses and accumulated net operating losses), which are referred to as Taxes on Distribution. The GUC Trust also incurs income tax liabilities on interest income and dividends received on New GM Common Stock held by the GUC Trust (such income tax liabilities on dividends received on New GM Common Stock are referred to as Dividend Taxes). The GUC Trust records any current taxes payable from such realized net gains and interest and dividends (net of deductible operating losses) and a deferred tax liability at the end of each quarter for all of the New GM Securities that it then holds, where the market prices of such New GM Securities exceed their tax basis. For the years ended March 31, 2014 and 2013, the amount of such deferred tax liability recorded is equal to the GUC Trust’s statutory rate of 39.6% applied to the excess of the market value of the New GM Securities over their tax basis. Where the market prices of the New GM Securities held at quarter end are less than their tax basis, a deferred tax asset with a corresponding valuation allowance is recorded, resulting in no net deferred tax asset at such quarter end. A full valuation allowance is recorded under such circumstances, because realization of the deferred tax asset is uncertain (in that it is dependent upon the generation of taxable gains upon the sale or distribution of New GM Securities in the future, which is not determinable prior to occurrence, or upon the receipt of future dividends on the GUC Trust holdings of New GM Common Stock, for which a reasonable basis for estimation does not exist at this time). Because the amount of any deferred tax liability recorded at any quarter end is largely dependent upon the market prices of the New GM Securities held at such quarter end, fluctuations in such market prices will result in fluctuations in the deferred tax liability recorded in the Statement of Net Assets in Liquidation and in the income tax provision or benefit recorded in the Statement of Changes in Net Assets in Liquidation for such quarter. See “Critical Accounting Policies and Estimates—Income Taxes” and “Statement of Changes in Net Assets in Liquidation” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

Upon the dissolution and winding up of MLC on the Dissolution Date, record ownership of all undistributed New GM Securities was transferred to the GUC Trust. Using the value of the New GM Securities as of that date, the tax basis per share or warrant of the New GM Securities on the Dissolution Date was $19.87 for the New GM Common Stock, $11.38 for the New GM Series A Warrants and $7.88 for the New GM Series B Warrants. Prior to the year ended March 31, 2013, such tax basis was used in the Company’s U.S. federal income tax return to determine the taxable gain or loss on the disposition of New GM Securities since their transfer. As described in Note 9, “Income Tax Benefit (Provision)” to the financial statements, during the quarter ended September 30, 2013, the GUC Trust made a determination to file its U.S. federal income tax returns taking the position that beneficial ownership for a substantial majority of New GM Securities transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date instead of December 15, 2011, when record ownership of the remaining New GM Securities still held by MLC was transferred from MLC to the GUC Trust. For the remaining substantial minority of New GM Securities transferred from MLC to the GUC Trust, the GUC Trust determined that transfer of beneficial ownership occurred on other dates for which the tax basis should be determined by reference to the value of such securities on such dates. This new tax position resulted in an increased tax basis of the New GM Securities from the prior tax position and, therefore, reduced taxable gains and increased taxable losses on distributions and sales of New GM Securities since March 31, 2011. As a result, a tax benefit was recognized because the GUC Trust believed, based on the available evidence and consultation with GUC Trust professionals, that it was more likely than not that the new tax position in the amounts to be reflected in the GUC Trust’s income tax returns, will be sustained on examination by the Internal Revenue Service, based on the technical merits of the position. Subsequently, the GUC Trust filed its U.S. federal income tax returns for the year ended March 31, 2013 with the Internal Revenue Service using the new tax position. Although the GUC Trust’s federal income tax returns for the years ended March 31, 2012 and 2013 are no longer subject to examination by the Internal Revenue Service as a result of the application of Section 505(b) of the Bankruptcy Code, this new tax position, as of the date hereof, has not been sustained on examination by the Internal Revenue Service. Accordingly, capital loss carryovers generated in the years ended March 31, 2012 and 2013, from the new tax position, could be subject to examination by the Internal Revenue Service in subsequent years when those losses are utilized.

The GUC Trust Administrator reevaluates, on a quarterly basis, the numbers of New GM Securities to be set aside from distribution to fund potential Taxes on Distribution. New GM Securities set aside from distribution are placed in reserve and, to the extent sold, the proceeds thereof constitute Other Administrative Cash. This determination is made on a basis different than that used to calculate deferred tax liabilities for financial statement purposes, as described above. The current methodology for calculating such set asides estimates potential Taxes on Distribution by applying the applicable U.S. federal income tax rate to estimates of potential capital gains, which are arrived at by comparing the highest closing price for the New GM Securities since December 15, 2011, against the tax basis of the New GM Securities on December 15, 2011 (as determined based on the date of transfer of record ownership of the New GM Securities). The set aside calculation methodology then converts the estimate of potential Taxes on Distribution into the numbers of New GM Securities to be set aside from distribution by dividing such estimate by the trailing twelve month average closing prices for the New GM Securities. By contrast, in calculating deferred tax liabilities for purposes of financial reporting, under applicable generally accepted accounting principles, the GUC Trust calculates estimated capital gains as the difference between (a) the tax basis of the New GM Securities for financial reporting purposes and (b) the closing price of such New GM Securities as of the last trading date of the most recent fiscal quarter. As described above, during the quarter ended September 30, 2013, the GUC Trust made a determination to file its U.S. federal income tax returns taking the tax position that beneficial ownership for a substantial majority of New GM Securities transferred from MLC to the GUC Trust on dates other than December 15, 2011. Because the new tax position has not yet been sustained on examination by the Internal Revenue Service, however, as a conservative measure, the GUC Trust Administrator has determined not to revise the “set aside” calculation methodology described above unless and until the new tax position has been sustained on examination by the Internal Revenue Service, or the liability of the GUC Trust for Taxes on Distribution has been finally determined in accordance with Section 505(b) of the Bankruptcy Code, for all applicable income tax returns, including the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2014 and subsequent years.

The GUC Trust also reevaluates, on a quarterly basis, the number of New GM Securities to be set aside from distribution to fund projected Dividend Taxes, as part of its evaluation of the numbers of New GM Securities necessary to fund projected liquidation and administrative costs of the GUC Trust. This determination is made on a basis different than that used to calculate reserves for financial statement purposes. The current methodology for calculating such set asides converts estimates of projected Dividend Taxes into the number of New GM Securities to be set aside from distribution by dividing such estimates by the trailing twelve month average closing prices for the New GM Securities. Currently, the GUC Trust has only set aside New GM Securities in numbers sufficient to cover dividends actually received or declared by New GM. However, the GUC Trust Administrator reserves the right to increase or decrease the set aside for Wind-Down Costs in numbers sufficient to cover all estimated Dividend Taxes associated with all then anticipated potential future dividends, which could significantly impact the numbers of New GM Securities required to be set aside for such purposes.

For additional information, see “Net Assets in Liquidation—New GM Securities Set Aside from Distribution” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

Term Loan Avoidance Action

On July 31, 2009, the Committee commenced a legal action against certain prepetition lenders of the Debtors, styled as Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al. (Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009)), which is referred to as the Term Loan Avoidance Action. The Term Loan Avoidance Action seeks the return to a trust established for the purpose of holding and prosecuting the Term Loan Avoidance Action, or the Avoidance Action Trust, of approximately $1.5 billion that had been transferred to a consortium of prepetition lenders of the Debtors, pursuant to the court order approving the debtor-in-possession loans made by the DIP Lenders to MLC. On the Dissolution Date, the Term Loan Avoidance Action was transferred to the Avoidance Action Trust. The rights to substantially all of the recoveries on the Term Loan Avoidance Action through the Avoidance Action Trust, if any, are currently under dispute, with both the DIP Lenders and the Committee, on behalf of the holders of Allowed General Unsecured Claims, claiming to be the proper beneficiaries of such proceeds. If the DIP Lenders are deemed to be proper beneficiaries of the proceeds of the Term Loan Avoidance Action, then the bulk of any amounts reclaimed from prepetition lenders will be distributed to the DIP Lenders; and if the Committee, on behalf of the holders of Allowed General Unsecured Claims, are deemed to be proper beneficiaries of the proceeds of the Term Loan Avoidance Action, then the bulk of any amounts reclaimed from prepetition lenders will be distributed directly to the holders of Allowed General Unsecured Claims. Accordingly, regardless of the outcome of such proceedings, in no event will any amounts reclaimed from the prepetition lenders be transferred to the GUC Trust, and no such amounts will be distributed to holders of GUC Trust Units in respect of such GUC Trust Units.

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

Pursuant to the Plan, the GUC Trust is obligated to satisfy certain Term Loan Avoidance Action litigation costs, as described under the heading “The GUC Trust Assets” above, subject to the right of the GUC Trust to seek disgorgement in accordance with the terms of the Plan, which litigation costs we refer to as Avoidance Action Defense Costs. As described under the heading “Functions and Responsibilities of the GUC Trust—Resolution and Satisfaction of Residual Wind-Down Claims” above, the amount of Avoidance Action Defense Costs incurred to date exceeds the amount of Residual Wind-Down Assets received from MLC which was designated for this purpose by approximately $0.7 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. The Term Loan Avoidance Action is currently pending before the U.S. Court of Appeals for the Second Circuit, and it is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise, to be paid from the other remaining Residual Wind-Down Assets and, following the depletion of such assets, Other Administrative Cash or the sale of New GM Securities.

For additional information about the Term Loan Avoidance Action, see “Term Loan Avoidance Action” in Item 3 (“Legal Proceedings”) below.

Nova Scotia Settlement

On October 21, 2013, the Bankruptcy Court entered an order (the “Nova Scotia Order”) approving a settlement agreement (the “Nova Scotia Settlement”) relating to claims arising from the 8.375% guaranteed notes due December 7, 2015 and the 8.875% guaranteed notes due July 10, 2023, in each case issued in 2003 by General Motors Nova Scotia Finance Company (the “Nova Scotia Claims”). Pursuant to the Settlement Agreement, the Nova Scotia Claims were reduced and allowed in an aggregate amount of $1.55 billion. As a result, on or about December 2, 2013, in accordance with the Nova Scotia Settlement and the Nova Scotia Order, the GUC Trust made a distribution solely to holders of the allowed Nova Scotia Claims, consisting of, in the aggregate, 6,174,015 shares of New GM Common Stock, 5,612,741 New GM Series A Warrants, 5,612,741 New GM Series B Warrants, and 1,550,000 GUC Trust Units (the “Special Nova Scotia Distribution”). In addition, on or about December 23, 2013, in accordance with the Nova Scotia Settlement and the Nova Scotia Order, the GUC Trust made a special distribution of Excess GUC Trust Distributable Assets to all holders of GUC Trust Units, consisting of 6,735,070 shares of New GM Common Stock, 6,122,789 New GM Series A Warrants, and 6,122,789 New GM Series B Warrants (the “Special Excess Distribution”).

Dissolution of the GUC Trust

The GUC Trust had an initial stated term of three years from the Effective Date (ending on March 31, 2014). On February 6, 2014, the Bankruptcy Court entered an order extending the duration of the GUC Trust to March 31, 2015. The GUC Trust Administrator can apply to the Bankruptcy Court for a shorter or longer term in order to resolve all Disputed General Unsecured Claims and Term Loan Avoidance Action Claims or to complete the resolution of the Residual Wind-Down Claims and the distribution of any remaining assets of the Debtors. It is currently anticipated that the GUC Trust will be required to seek approval to extend its term, because, although it is uncertain at this time, it is anticipated that the distribution of assets and wind-down will not be completed prior to March 31, 2015.

If, as of the final distribution date, any GUC Trust Units remain undistributed, such GUC Trust Units will be deemed cancelled and will cease to be outstanding. If, as of the final distribution date, any New GM Securities, proceeds therefrom, or distributions thereon (including any related Dividend Cash) remain undistributed, any such assets will be distributed pro rata to the beneficiaries of the GUC Trust Units then outstanding on the final distribution date to the extent permitted by law, and to the extent not so permitted, will otherwise be disposed of in accordance with applicable law.

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

Availability of Information Relating to the GUC Trust and New GM

The GUC Trust files annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the SEC. In addition, the GUC Trust files quarterly reports pursuant to the requirements of the GUC Trust Agreement, or GUC Trust Reports, with the Bankruptcy Court and also files these reports under cover of Form 8-K with the SEC. The GUC Trust Agreement, related documentation and all information filed with the Bankruptcy Court by the GUC Trust Administrator, including the GUC Trust Reports, can be accessed free of charge on the GUC Trust website at www.mlcguctrust.com, and the GUC Trust’s filings with the SEC can be accessed free of charge at www.sec.gov. In addition, New GM’s filings with the SEC can be accessed free of charge at http://investor.gm.com/sec-filings and www.sec.gov. See “Recent Trading Prices of New GM Securities” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below for certain information relating to the recent trading prices of the New GM Securities.”

Description of the GUC Trust Units

The following summary of the GUC Trust Units is not intended to be complete and is subject to, and qualified in its entirety by reference to, the GUC Trust Agreement, as amended, and the Delaware Act. You should read the GUC Trust Agreement, as amended, which is filed as an exhibit to this annual report on Form 10-K, for additional information.

The GUC Trust Agreement provides for the distribution of GUC Trust Units for the benefit of creditors holding Allowed General Unsecured Claims, in an amount equal to one GUC Trust Unit per $1,000 in Allowed General Unsecured Claims, subject to rounding under the GUC Trust Agreement. Each GUC Trust Unit represents the contingent right to receive, on a pro rata basis, a share of the Excess GUC Trust Distributable Assets. If a Disputed General Unsecured Claim becomes an Allowed General Unsecured Claim, the holder of that claim will receive the New GM Securities (including the related Dividend Cash) and the GUC Trust Units corresponding to what the holder would have received had the claim been allowed as of the Effective Date. To the extent all or portion of a Disputed General Unsecured Claim is ultimately disallowed, the New GM Securities reserved for that claim or such disallowed portion of that claim will become excess assets of the GUC Trust available for distribution to beneficiaries of GUC Trust Units.

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

In order to receive a distribution from the GUC Trust of New GM Securities or GUC Trust Units, holders of Allowed General Unsecured Claims (other than holders of Note Claims and Eurobond Claims, each as defined in the GUC Trust Agreement) must designate a direct or indirect participant in DTC with whom such holder has an account and take such other ministerial actions (i) as specifically stated in Exhibit B to the GUC Trust Agreement and (ii) as the GUC Trust Administrator will from time to time reasonably require by written communication to the holders of such Allowed General Unsecured Claims. With respect to holders of Note Claims and Eurobond Claims, the GUC Trust has issued New GM Securities and GUC Trust Units to such holders in accordance with the procedures of DTC and its participants.

If and so long as a holder of an Allowed General Unsecured Claim (other than the holders of Note Claims and Eurobond Claims) does not designate a direct or indirect participant in DTC and take the required actions described above, the GUC Trust Administrator will hold the New GM Securities, including the related Dividend Cash, and GUC Trust Units such holder is otherwise entitled to receive, together with any Excess GUC Trust Distributable Assets distributed in respect of the GUC Trust Units, until such time as such holder complies with the requirements. At any time following the date on which a holder of an Allowed General Unsecured Claim complies in full with the requirements, but in any event, as soon as practicable following the beginning of the calendar quarter next following such date, the GUC Trust Administrator will distribute to such holder the New GM Securities (including the related Dividend Cash) and GUC Trust Units and any distributions thereon to which such holder is entitled. However, if a holder has not complied with the requirements prior to the final distribution date, then (i) such holder will be deemed to have forfeited any entitlement to such New GM Securities or other distributions, which will become Excess GUC Trust Distributable Assets of the GUC Trust, (ii) the GUC Trust Units otherwise distributable to such holder will be deemed cancelled and not outstanding, and (iii) New GM Securities otherwise distributable to such holder will be distributed as Excess GUC Trust Distributable Assets pro rata to all beneficiaries of GUC Trust Units then outstanding on the final distribution date.

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

If the GUC Trust Administrator determines that (i) the Administrative Fund is not sufficient to satisfy the current or projected Wind-Down Costs (including Dividend Taxes), (ii) the Reporting and Transfer Cash is not sufficient to satisfy the current or projected Reporting Costs, or (iii) that the GUC Trust is projected to fund current or potential Taxes on Distribution, the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to reserve New GM Securities for these purposes. The GUC Trust Administrator may then liquidate such reserved New GM Securities to fund these costs and expenses, with the required approval of the Bankruptcy Court (other than with respect to sales of New GM Securities for the purposes of funding Taxes on Distribution, pursuant to which only GUC Trust Monitor approval is required), and the proceeds from such liquidations of New GM Securities (including the related Dividend Cash) will constitute part of the Other Administrative Cash. New GM Securities that are reserved or sold in this manner will not be available for distribution to the beneficiaries of GUC Trust Units. Therefore, any additional costs or Taxes on Distribution will reduce the assets available for distribution to beneficiaries of GUC Trust Units. After the GUC Trust has concluded its affairs, any remaining reserved New GM Securities, or funds that were obtained from the New GM Securities sold to fund costs and expenses of the GUC Trust, in each case including the related Dividend Cash will be distributed to the beneficiaries of the GUC Trust Units.

In addition, if the GUC Trust Administrator determines that the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims and/or the Residual Wind-Down Costs (and there is no remaining Other Administrative Cash designated to satisfy such claims or expenses), the GUC Trust Administrator is authorized to, with GUC Trust Monitor approval, reserve and, with Bankruptcy Court approval, sell New GM Securities to cover the shortfall. The cash raised by any such sales will be added to the Other Administrative Cash, which will be used for the payment of the Residual Wind-Down Claims and Residual Wind-Down Costs. To the extent that New GM Securities are reserved and sold to obtain funding to complete the wind-down of the Debtors or satisfy Residual Wind-Down Claims, such New GM Securities will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Costs could reduce the assets of the GUC Trust available for distribution to beneficiaries of GUC Trust Units. After the GUC Trust has concluded its affairs, any remaining reserved New GM Securities, or funds that were obtained from New GM Securities sold to fund the resolution of Residual Wind-Down Claims or the distribution of Residual Wind-Down Assets, in each case including the related Dividend Cash will be distributed to the beneficiaries of the GUC Trust Units.

•	Liquidation Distribution Upon Dissolution

The GUC Trust had an initial stated term of three years from the Effective Date, which has been extended by the Bankruptcy Court to March 31, 2015. The duration of the GUC Trust may be again extended upon application to and approval of the Bankruptcy Court as necessary to complete the claims resolution process and the wind-down of the Debtors. The GUC Trust will remain under the jurisdiction of the Bankruptcy Court throughout the term of its existence.

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

Glossary of Defined Terms

“363 Transaction” means the transaction in which NGMCO, Inc. (now New GM) acquired substantially all of the assets and assumed certain liabilities of the Debtors pursuant to and subject to the terms of the MSPA.

“ADR Proceedings” means alternative dispute resolution proceedings, including mediation and arbitration.

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

“Bankruptcy Code” means title 11 of the United States Code.

“Bankruptcy Court” means the United States Bankruptcy Court for the Southern District of New York.

“Bar Date Order” means the order entered by the Bankruptcy Court on September 16, 2009, setting November 30, 2009, as the bar date for filing proofs of claims related to all general unsecured claims against Old GM and, following the passage of the effective date of the Plan, the GUC Trust.

“Closing Date” means July 10, 2009, the date on which the sale of substantially all of the assets of Old GM pursuant to the MSPA was completed.

“Committee” means the Official Committee of Unsecured Creditors of the Debtors appointed by the Office of the United States Trustee in the chapter 11 cases of the Debtors.

“Committee Summary Judgment Motion” means the Motion of Official Committee of Unsecured Creditors for Partial Summary Judgment (Docket No. 24) filed by the Committee on July 1, 2010, seeking a ruling in favor of the Committee with respect to the Term Loan Avoidance Action.

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

“Dividend Cash” means the amount of cash and cash equivalents held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock held by the GUC Trust.

“Dividend Taxes” means federal income taxes incurred in respect of dividends received by the GUC Trust on New GM Common Stock held by the GUC Trust.

“DTC” means the Depository Trust Company.

“Effective Date” means March 31, 2011, the date that the Plan became effective.

“Excess GUC Trust Distributable Assets” means (i) New GM Securities and Dividend Cash associated with such New GM Securities (only if and to the extent such New GM Securities (a) are not required for the satisfaction of new Allowed General Unsecured Claims and (b) have not been set aside from distribution to fund projected liquidation and administrative costs, Dividend Taxes or Taxes on Distribution of the GUC Trust) and (ii) Other Administrative Cash available, if any, for distribution to the holders of GUC Trust Units.

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

“Ignition Switch Class Actions” means the approximately 80 putative class actions filed by various plaintiffs against New GM seeking compensatory damages for economic losses allegedly resulting from Ignition Switch Issues.

“Ignition Switch Issues” means the ignition-switch-related recalls or the underlying condition of the vehicles covered by those recalls, which are the subject of the Ignition Switch Class Actions.

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

“New GM” means General Motors Company, together with its consolidated subsidiaries.

“New GM Common Stock” means the common stock of New GM, including with respect to New GM Common Stock that has been set aside from distribution, reserved or sold, any Dividend Cash related to such New GM Common Stock.

“New GM Securities” means the New GM Common Stock, including with respect to New GM Common Stock that has been set aside from distribution, reserved or sold, any Dividend Cash related to such New GM Common Stock) and the New GM Warrants.

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

“Nova Scotia Claims” means the claims arising from the 8.375% guaranteed notes due December 7, 2015 and the 8.875% guaranteed notes due July 10, 2023, in each case issued in 2003 by General Motors Nova Scotia Finance Company

“Nova Scotia Order” means the order entered by the Bankruptcy Court on October 21, 2013, approving the Nova Scotia Settlement.

“Nova Scotia Settlement” means the settlement agreement relating to the Nova Scotia Claims.

“NYSE” means the New York Stock Exchange.

“Old GM” means MLC, formerly known as General Motors Corporation.

“Other Administrative Cash” means the cash proceeds from the sale of any New GM Securities that have been set aside from distribution to fund the current or projected liquidation and other administrative costs or income tax liabilities of the GUC Trust, plus any Dividend Cash related to any New GM Common Stock so sold.

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

“Residual Wind-Down Assets” means the funds remaining of the approximately $42.8 million in cash and prepaid expenses transferred by MLC to the GUC Trust on the Dissolution Date to satisfy the Residual Wind-Down Claims and Residual Wind-Down Costs (which amount consisted of approximately $40.0 million in cash, including approximately $1.4 million for Avoidance Action Defense Costs, and the transferred benefit of approximately $2.8 million in prepaid expenses).

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

“Resolved Allowed Claims” means the Term Loan Avoidance Action Claims and the Resolved Disputed Claims.

“Resolved Disputed Claims” means previously Disputed General Unsecured Claims that are subsequently allowed.

“Sale Order” means the Sale Order and Injunction entered by the Bankruptcy Court on July 5, 2009, approving the sale of substantially all of the assets of Old GM to New GM pursuant to Section 363(b) of the Bankruptcy Code.

“Scheduling Order” means the scheduling order entered by the Bankruptcy Court on May 16, 2014.

“SEC” means the Securities and Exchange Commission.

“Special Nova Scotia Distribution” means the distribution made by the GUC Trust on or about December 2, 2013, in accordance with the Nova Scotia Settlement and the Nova Scotia Order, solely to holders of the allowed Nova Scotia Claims, consisting of, in the aggregate, 6,174,015 shares of New GM Common Stock, 5,612,741 New GM Series A Warrants, 5,612,741 New GM Series B Warrants, and 1,550,000 GUC Trust Units.

“Special Excess Distribution” means the distribution made by the GUC Trust on or about December 23, 2013, in accordance with the Nova Scotia Settlement and the Nova Scotia Order, to all holders of GUC Trust Units, consisting of 6,735,070 shares of New GM Common Stock, 6,122,789 New GM Series A Warrants, and 6,122,789 New GM Series B Warrants.

“Taxes on Distribution” means income tax liabilities on any capital gains realized upon the disposition of New GM Securities to holders of Allowed General Unsecured Claims or GUC Trust Units.

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

You should carefully consider each of the following risks and all other information contained in this Form 10-K. The occurrence of any of the following risks could materially and adversely affect the value of the GUC Trust Units. The risks described below are not the only ones that beneficiaries of the GUC Trust Units face. Additional risks and uncertainties not presently known or deemed immaterial may also materially and adversely affect the value of the GUC Trust Units. In addition, you should also consider the “Risk Factors” section and other information in New GM’s Annual Report on Form 10-K for the year ended December 31, 2013 and in New GM’s subsequently filed Quarterly Reports on Form 10-Q for risks and uncertainties associated with New GM’s business, operations and financial condition, which may affect the value of the New GM Securities and, in turn, the value of the GUC Trust Units.

Distributions with respect to the GUC Trust Units will be contingent on the extent to which Disputed General Unsecured Claims are disallowed, which in turn will depend on the claims resolution process, and the amount of Term Loan Avoidance Action Claims that arise, the results of which cannot be predicted in advance.

There is a limited number of New GM Securities held by the GUC Trust that may be distributed to the GUC Trust Unit beneficiaries, and the numbers of New GM Securities that are ultimately distributed to each GUC Trust Unit beneficiary will depend on (i) the amount of Disputed General Unsecured Claims that are disallowed, which is determined pursuant to the resolution process for Disputed General Unsecured Claims that is detailed in the GUC Trust Agreement and (ii) the amount of Term Loan Avoidance Action Claims that arise. It is not possible to predict the number or amount of Disputed General Unsecured Claims that will ultimately be allowed, or the number or amount of Term Loan Avoidance Action Claims that will arise. Thus, the aggregate numbers of New GM Securities that are ultimately available for distribution in respect of the GUC Trust Units is not presently determinable. For additional information about the Term Loan Avoidance Action, see “Term Loan Avoidance Action” in Item 3 (“Legal Proceedings”) below.

The remaining liquidation period of the GUC Trust is uncertain, because the GUC Trust is required by the GUC Trust Agreement to continue its existence until the date on which all distributable assets of the GUC Trust have been distributed and the liquidation and wind-down of MLC and its debtor subsidiaries has been completed. If the remaining liquidation period exceeds current estimates, Wind-Down and Reporting and Transfer Costs are likely to exceed amounts accrued at March 31, 2014.

The remaining liquidation period of the GUC Trust is uncertain. The GUC Trust had an initial stated term of three years from the Effective Date (ending on March 31, 2014). On February 6, 2014, the Bankruptcy Court entered an order extending the duration of the GUC Trust to March 31, 2015. The GUC Trust is required by the GUC Trust Agreement to continue its existence until the date on which all distributable assets of the GUC Trust have been distributed and the liquidation and wind-down of MLC and its debtor subsidiaries has been completed. The term of the GUC Trust may be again extended upon application to and approval of the Bankruptcy Court as necessary to complete the claims resolution process and the wind-down of MLC. The GUC Trust will remain under the jurisdiction of the Bankruptcy Court throughout the term of its existence. It is currently anticipated that the GUC Trust will be required to again seek approval to extend its term, because, although it is uncertain at this time, it is anticipated that the distribution of assets and wind-down will not be completed prior to March 31, 2015. As of March 31, 2014, for purposes of recording reserves for Expected Costs of Liquidation, the GUC Trust has estimated on a probability-weighted basis that the remaining liquidation period will extend through December 2016.

If the GUC Trust is required to seek an another extension of the term and such request is approved by the Bankruptcy Court, and if the remaining liquidation period extends beyond December 2016, additional Wind-Down Costs and Reporting and Transfer Costs are likely to be incurred in continuing the operations of the GUC Trust beyond those accrued at March 31, 2014.

The GUC Trust may be required to sell New GM Securities to fund Wind-Down Costs of the GUC Trust if the Administrative Fund is insufficient, or to fund Reporting Costs if the Reporting and Transfer Cash is insufficient, or in the event that the GUC Trust is projected to fund current or potential Taxes on Distribution or Dividend Taxes, which would reduce the numbers of New GM Securities available for distribution to GUC Trust Unit beneficiaries.

In the event that the Administrative Fund is insufficient to satisfy the Wind-Down Costs of the GUC Trust, or that the Reporting and Transfer Cash is insufficient to satisfy the Reporting Costs of the GUC Trust, or that the GUC Trust is projected to fund current or potential Taxes on Distribution or Dividend Taxes, then under the GUC Trust Agreement, the GUC Trust Administrator is authorized, with the approval of the GUC Trust Monitor, to reserve, and, with the approval of the Bankruptcy Court (other than with respect to sales of New GM Securities for the purposes of funding Taxes on Distribution, pursuant to which only GUC Trust Monitor approval is required) to sell New GM Securities to cover any shortfall. The cash raised by any such sales will be added to the Other Administrative Cash, which is used for the payment of the GUC Trust’s administrative and reporting expenses or for payment of Taxes on Distribution or Dividend Taxes. If any such sales occur, a lesser number of New GM Securities will be available for distribution to the GUC Trust Unit beneficiaries.

In March 2012, and again in December 2012, the Bankruptcy Court approved the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs which were in excess of the Reporting and Transfer Cash. Through March 31, 2014, sales of New GM Securities to fund estimated and projected Reporting Costs, along with estimated and projected Wind-Down Costs aggregated approximately $50.2 million (which amount comprised part of the GUC Trust’s Other GUC Trust Administrative Cash). As of March 31, 2014, New GM Securities with an aggregate fair market value of $51.6 million and related Dividend Cash of $0.2 million have been reserved, or set aside, for projected GUC Trust fees, costs and expenses to be incurred beyond 2014, including $3.5 million for Dividend Taxes. In addition, as of March 31, 2014, New GM Securities with an aggregate fair market value of $536.3 million and related Dividend Cash of $2.2 million have been reserved, or set aside, for Taxes on Distribution. Accordingly, such New GM Securities are not available for distribution to the beneficiaries of the GUC Trust Units.

There can be no assurance that the numbers of New GM Securities set aside will be sufficient to fund such costs and liabilities as they are actually incurred, in particular if the market price of the New GM Securities remains below the trailing twelve month average closing prices used to estimate the numbers of such New GM Securities needed to be set aside for such purposes. In addition, there can be no assurance that, as a result of future evaluations, additional numbers of New GM Securities will not need to be set aside or sold to fund additional costs and liabilities, beyond those that are currently included in the GUC Trust’s estimates, in particular as a result of fluctuations in the market price of the New GM Securities and changes in the GUC Trust’s estimates of projected costs and potential liabilities, including the possible increases in estimates of projected Dividend Taxes described under “New GM Securities Set Aside from Distribution—‘Set Aside’ Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below. For a more detailed discussion of the calculation methodologies used to estimate such costs and the sensitivities in making such estimates, see “New GM Securities Set Aside from Distribution” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

After the GUC Trust has concluded its affairs, any funds remaining that were obtained from New GM Securities sold to fund Wind-Down Costs or Reporting Costs or Taxes on Distribution (including the related Dividend Cash) will be distributed to the beneficiaries of the GUC Trust Units.

The GUC Trust may be required to sell New GM Securities to fund Residual Wind-Down Claims and Residual Wind-Down Costs if the Residual Wind-Down Assets are insufficient, which would reduce the numbers of New GM Securities available for distribution to GUC Trust Unit beneficiaries.

In the event that the Residual Wind-Down Assets are insufficient to satisfy the Residual Wind-Down Claims and/or the Residual Wind-Down Costs (and there is no remaining Other Administrative Cash designated to satisfy such claims or expenses), then under the GUC Trust Agreement, the GUC Trust Administrator is authorized, with the approval of the GUC Trust Monitor, to reserve, and, with the approval of the Bankruptcy Court, to sell New GM Securities to cover any shortfall. The cash raised by any such sales will be added to the Other Administrative Cash, which is used in part for the payment of the Residual Wind-Down Claims and Residual Wind-Down Costs. If any such sales occur, lesser numbers of New GM Securities will be available for distribution to the GUC Trust Unit beneficiaries. After the GUC Trust has concluded its affairs, any funds remaining that were obtained from New GM Securities sold (including the related Dividend Cash) to fund the resolution of Residual Wind-Down Claims or the distribution of Residual Wind-Down Assets will be distributed to the beneficiaries of the GUC Trust Units.

The GUC Trust Units constitute contingent rights to receive the Excess GUC Trust Distributable Assets, including New GM Securities, the value of which will depend on the business, assets, operations and prospects of New GM, regarding which the GUC Trust, the GUC Trust Administrator and the GUC Trust Monitor have no independent knowledge or control.

By holding beneficial interests in GUC Trust Units, each GUC Trust Unit beneficiary has a contingent right to receive Excess GUC Trust Distributable Assets, which may include New GM Securities. The value of the New GM Securities depends on the business, assets, operations and prospects of New GM, and the GUC Trust, the GUC Trust Administrator and the GUC Trust Monitor have no independent knowledge or control over such matters. Fluctuations in the stock market, adverse developments regarding New GM’s business, assets, operations or prospects and general economic and market conditions may adversely affect the value of the New GM Securities, and the value of the distributions that you receive as a beneficiary of the GUC Trust may thus decline. You should consider the “Risk Factors” section and other information in New GM’s Annual Report on Form 10-K for the year ended December 31, 2013 and in New GM’s subsequently filed Quarterly Reports on Form 10-Q.

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

The GUC Trust also relies significantly upon certain advisory services provided by AlixPartners, LLP and Weil, Gotshal & Manges LLP, which provide similar advisory services to the Motors Liquidation Company DIP Lenders Trust and the Motors Liquidation Company Wind-Down Trust (until its dissolution on December 31, 2013), two other trusts established to administer recoveries from certain assets formerly owned by MLC for the benefit of the DIP Lenders. AP Services, LLC, an affiliate of AlixPartners, LLP, also serves as the trustee and trust administrator for each of such other trusts. While the GUC Trust believes that the foregoing arrangements do not currently present any material conflict of interest, circumstances could arise where potential conflicts of interest could exist. In such circumstances, the GUC Trust will make reasonable efforts to cause its agents to mitigate such conflicts of interest, including by disclosure of the conflict of interest to relevant parties.

Resolution of the Term Loan Avoidance Action could result in additional Term Loan Avoidance Action Claims, the holders of which would be entitled to share in distributions of New GM Securities and GUC Trust Units from the GUC Trust.

Term Loan Avoidance Action Claims could potentially arise in the event that the Avoidance Action Trust Administrator is successful in prosecuting the Term Loan Avoidance Action and recovering the proceeds of such legal action. To the extent that the Avoidance Action Trust Administrator is successful in obtaining a judgment against the defendant(s) in the Term Loan Avoidance Action, Term Loan Avoidance Action Claims will arise in the amount of any transfers actually avoided and disgorged pursuant to the Term Loan Avoidance Action. Once such Term Loan Avoidance Action Claims arise, the holders of such claims will be entitled to receive a distribution of New GM Securities and GUC Trust Units from the GUC Trust corresponding to the amounts of such claims. Such a distribution could reduce the numbers of New GM Securities available for distribution to the current beneficiaries of GUC Trust Units and the pro rata share of New GM Securities distributed in the future to which the current beneficiaries of GUC Trust Units are entitled.

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

No assurance may be given that claims relating to accidents or other incidents involving General Motors vehicles manufactured or sold prior to July 10, 2009, and/or settlements previously reached with plaintiffs asserting such claims, will not adversely affect the GUC Trust, its assets or the Plan.

As further described under “General Motors Product Recalls” in Item 3 (“Legal Proceedings”) below, in its quarterly report on Form 10-Q filed April 24, 2014, New GM disclosed that, since the beginning of 2014, New GM had recalled approximately 2.6 million vehicles to repair ignition switches or to fix ignition lock cylinders and an additional 4.4 million vehicles to address certain electrical and other safety concerns. In addition, as disclosed in its current reports on Form 8-K filed May 15, 2014, and May 20, 2014, New GM subsequently announced nine new safety recalls relating to additional defects, affecting approximately 5.1 million vehicles. Many of the vehicles affected by the foregoing recalls were manufactured or sold prior to July 10, 2009, the date on which the sale of substantially all of the assets of Old GM pursuant to the MSPA was completed (the “Closing Date”).

In its quarterly report on Form 10-Q filed April 24, 2014, New GM also disclosed that 55 putative class actions had been filed by various plaintiffs against New GM seeking compensatory damages for economic losses allegedly resulting from the ignition-switch-related recalls or the underlying condition of the vehicles covered by those recalls (“Ignition Switch Issues”). Since the date of that quarterly report, approximately 25 additional putative class actions have been filed against New GM relating to Ignition Switch Issues (together with the above-described lawsuits, the “Ignition Switch Class Actions”). The claims of many of the putative Ignition Switch Class Actions may be overlapping, and to date, such actions have not been consolidated. The Judicial Panel on Multidistrict Litigation has scheduled a May 29, 2014 hearing to determine whether to consolidate and transfer the Ignition Switch Class Actions filed in federal courts for coordinated and consolidated pretrial proceedings.

On April 21, 2014, New GM filed a motion with the Bankruptcy Court seeking to enforce the Sale Order and Injunction, entered on July 5, 2009 (the “Sale Order”), approving the sale of substantially all of the assets of Old GM to New GM pursuant to Section 363(b) of the Bankruptcy Code, which incorporates the terms of the MSPA. Under the terms of the Sale Order and the MSPA, all product liability and property damage claims arising from accidents or incidents prior to the Closing Date are to remain with Old GM as general unsecured claims. The GUC Trust has appeared in the proceedings in the Bankruptcy Court as an interested party.

On May 16, 2014, the Bankruptcy Court entered a scheduling order (the “Scheduling Order”) identifying a number of “threshold issues” for its resolution, including whether a fraud on the Bankruptcy Court was committed in connection with the Sale Order in respect of Ignition Switch Issues and whether any or all of the claims asserted in the Ignition Switch Class Actions are claims against Old GM and/or the GUC Trust. The GUC Trust intends to vigorously defend its position that none of the claims of the plaintiffs in the Ignition Switch Class Actions may be properly asserted against Old GM or the GUC Trust.

As previously disclosed, on September 16, 2009, the Bankruptcy Court entered an order (the “Bar Date Order”) setting November 30, 2009, as the bar date for filing proofs of claims related to all general unsecured claims against Old GM and, following the passage of the effective date of the Plan, the GUC Trust. To date, no plaintiff in the Ignition Switch Class Actions has asserted a claim against the GUC Trust in connection with the Ignition Switch Class Actions. In any event, however, the Scheduling Order provides that the threshold issues do not include whether any claims in the Ignition Switch Class Actions are timely or meritorious as against the bankruptcy estate of Old GM or the GUC Trust (notwithstanding the Bar Date Order).

Nonetheless, no assurance may be given that personal injury, property damage and other claims relating to New GM’s recalls involving General Motors vehicles manufactured or sold prior to the Closing Date and/or settlements previously reached with certain plaintiffs who asserted personal injury, property damage or other claims due to incidents or accidents that occurred prior to the Closing Date, will not adversely affect the GUC Trust, its assets or the Plan.

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

Term Loan Avoidance Action.

On July 31, 2009, the Committee, on behalf of the Debtors, commenced the Term Loan Avoidance Action ( Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al., Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009)). The Term Loan Avoidance Action seeks the return of approximately $1.5 billion that had been transferred to a consortium of prepetition lenders pursuant to the terms of the order approving the DIP Credit Agreement.

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

On March 1, 2013, the Bankruptcy Court rendered a Decision on Cross-Motions for Summary Judgment (Docket No. 71) and entered an Order on Cross-Motions for Summary Judgment (Docket No. 72), or the Order, and Judgment (Docket No. 73) or the Judgment, denying the Committee Summary Judgment Motion and granting the JPMorgan Summary Judgment Motion. In connection therewith, on March 1, 2013, the Bankruptcy Court entered an Order, Pursuant to 28 U.S.C. § 158(d), and Fed.R.Bankr.P. 8001(f)(4), Certifying Judgment for Direct Appeal to Second Circuit (Docket No. 74) certifying the Judgment and the Order for direct appeal to the United States Court of Appeals for the Second Circuit. On March 7, 2013, the plaintiff in the Term Loan Avoidance Action filed a notice of appeal pursuant to Fed.R.Bankr.P. 8001. On April 5, 2013, the Avoidance Action Trust filed a petition for permission to appeal directly to the Second Circuit (the “Petition”). The Petition was subsequently granted and the appeal was docketed as case number 13-2187-bk before the Second Circuit. Following briefing, the Second Circuit heard oral arguments from the parties on March 25, 2014. The appeal is still pending before the Second Circuit.

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

Unless and until Term Loan Avoidance Action Claims arise, the potential holders of such claims will not be entitled to receive a distribution from the GUC Trust. However, once such Term Loan Avoidance Action Claims arise (if at all), the holders of such claims will be entitled to receive a distribution of New GM Securities (including the related Dividend Cash) from the GUC Trust.

General Motors Product Recalls

On May 16, 2014, the Bankruptcy Court issued the Scheduling Order with respect to a number of issues relating to a motion filed by New GM in which the GUC Trust has appeared as a party in interest, as summarized below.

         In its quarterly report on Form 10-Q filed April 24, 2014, New GM disclosed that, since the beginning of 2014, New GM had recalled approximately 2.6 million vehicles to repair ignition switches or to fix ignition lock cylinders and an additional 4.4 million vehicles to address certain electrical and other safety concerns. In addition, as disclosed in its current reports on Form 8-K filed May 15, 2014, and May 20, 2014, New GM subsequently announced nine new safety recalls relating to additional defects, affecting approximately 5.1 million vehicles. Many of the vehicles affected by the foregoing recalls were manufactured or sold prior to July 10, 2009, or the Closing Date, the date on which the sale of substantially all of the assets of Old GM pursuant to the MSPA was completed.

In its quarterly report on Form 10-Q filed April 24, 2014, New GM also disclosed that 55 putative class actions had been filed by various plaintiffs against New GM seeking compensatory damages for economic losses allegedly resulting from the ignition-switch-related recalls or the underlying condition of the vehicles covered by those recalls, which are referred to as the Ignition Switch Issues. Since the date of that quarterly report, approximately 25 additional putative class actions have been filed against New GM relating to Ignition Switch Issues, which are referred to together with the above-described lawsuits as the Ignition Switch Class Actions. The claims of many of the putative Ignition Switch Class Actions may be overlapping, and to date, such actions have not been consolidated. The Judicial Panel on Multidistrict Litigation has scheduled a May 29, 2014 hearing to determine whether to consolidate and transfer the Ignition Switch Class Actions filed in federal courts for coordinated and consolidated pretrial proceedings.

On April 21, 2014, New GM filed a motion with the Bankruptcy Court seeking to enforce the Sale Order, entered on July 5, 2009, approving the sale of substantially all of the assets of Old GM to New GM pursuant to Section 363(b) of the Bankruptcy Code, which incorporates the terms of the MSPA. Under the terms of the Sale Order and the MSPA, all product liability and property damage claims arising from accidents or incidents prior to the Closing Date are to remain with Old GM as general unsecured claims. The GUC Trust has appeared in the proceedings in the Bankruptcy Court as an interested party.

On May 16, 2014, the Bankruptcy Court entered the Scheduling Order identifying a number of “threshold issues” for its resolution, including whether a fraud on the Bankruptcy Court was committed in connection with the Sale Order in respect of Ignition Switch Issues and whether any or all of the claims asserted in the Ignition Switch Class Actions are claims against Old GM and/or the GUC Trust. The GUC Trust intends to vigorously defend its position that none of the claims of the plaintiffs in the Ignition Switch Class Actions may be properly asserted against Old GM or the GUC Trust.

As previously disclosed, on September 16, 2009, the Bankruptcy Court entered the Bar Date Order setting November 30, 2009, as the bar date for filing proofs of claims related to all general unsecured claims against Old GM and, following the passage of the effective date of the Plan, the GUC Trust. To date, no plaintiff in the Ignition Switch Class Actions has asserted a claim against the GUC Trust in connection with the Ignition Switch Class Actions. In any event, however, the Scheduling Order provides that the threshold issues do not include whether any claims in the Ignition Switch Class Actions are timely or meritorious as against the bankruptcy estate of Old GM or the GUC Trust (notwithstanding the Bar Date Order).

Please refer to the disclosure in Item 1A (“Risk Factors”) above for certain risk factors relating to the foregoing legal proceedings.

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

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its fiscal year ended March 31, 2014. It is intended to be read in conjunction with the financial statements of the GUC Trust included in Item 8 below, which we refer to as the financial statements.

Recent Trading Prices of New GM Securities

As described above, the principal assets comprising the corpus of the GUC Trust are shares of the New GM Common Stock and the New GM Series A Warrants and New GM Series B Warrants to purchase such common stock. As a result, fluctuations in the market value of the New GM Common Stock (and related fluctuation in market value of the New GM Warrants) will increase or reduce the GUC Trust’s net assets in liquidation accordingly. In addition, fluctuations in the market value of the New GM Securities in relation to the tax basis of such securities will affect the amount of net deferred tax liabilities, if any, that are recorded in the Statement of Net Assets in Liquidation. See “Income Tax Liabilities for Certain Capital Gains and Dividends on New GM Common Stock” in Item 1 (“Business”) above.

The New GM Common Stock and New GM Warrants are listed on the New York Stock Exchange. As of March 31, 2014, the last trading day before the end of the current fiscal year, the closing trading price of shares of New GM Common Stock was $34.42 (as compared to $27.82 as of March 28, 2013, the last trading day before the end of the previous fiscal year); the closing trading price of New GM Series A Warrants was $24.84 (as compared to $18.5599 as of March 28, 2013); and the closing trading price of New GM Series B Warrants was $17.41 (as compared to $11.79 as of March 28, 2013), in each case as reported by Bloomberg Finance L.P. The GUC Trust Units are not listed on any securities exchange.

The following table shows the intraday high and low trading prices of the New GM Common Stock for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended June 30, 2013	$35.49	$27.11
Ended September 30, 2013	$37.97	$33.41
Ended December 31, 2013	$41.85	$33.92
Ended March 31, 2014	$41.0599	$33.573

The following table shows the intraday high and low trading prices of the New GM Series A Warrants for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended June 30, 2013	$25.87	$17.89
Ended September 30, 2013	$28.44	$24.07
Ended December 31, 2013	$32.0999	$24.64
Ended March 31, 2014	$31.31	$24.30

The following table shows the intraday high and low trading prices of the New GM Series B Warrants for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended June 30, 2013	$18.11	$11.32
Ended September 30, 2013	$20.63	$16.62
Ended December 31, 2013	$24.09	$17.00
Ended March 31, 2014	$23.2916	$16.59

Critical Accounting Policies and Estimates

Liquidation Basis of Accounting

The GUC Trust was created for the purposes described in Note 1, “Purpose of Trust” to the financial statements and has a finite life. As a result, the GUC Trust has prepared its financial statements on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America. Under the liquidation basis of accounting as prescribed by the Financial Accounting Standards Board (FASB) Accounting Standards Codification, assets are stated at their estimated net realizable value, which is the non-discounted amount of cash into which an asset is expected to be converted during liquidation, while liabilities continue to be recognized at the amount required by other U.S. generally accepted accounting principles (GAAP), and are not remeasured to reflect any anticipation that an entity will be legally released from an obligation. Additionally, under the liquidation basis of accounting, a reserve is established for estimated costs expected to be incurred during liquidation. Such costs are accrued when there is a reasonable basis for estimation. These estimates are periodically reviewed and adjusted as appropriate. As described below under the heading “—Reserves for Expected Costs of Liquidation,” it is reasonably possible that estimates for such expected costs of liquidation could change in the near term.

The valuation of assets at net realizable value, reserves for Residual Wind-Down Claims and reserves for expected liquidation costs represent estimates, based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change.

As described in Note 1 to the financial statements, the GUC Trust beneficiaries are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. As Disputed General Unsecured Claims are resolved and allowed and thereby become Allowed General Unsecured Claims, the holders thereof become entitled to receive liquidating distributions of New GM Securities (including the related Dividend Cash) and GUC Trust Units pro rata by the amount of such Claims and, upon such occurrence, the GUC Trust incurs an obligation to distribute such securities. Accordingly, liquidating distributions payable are recorded (at the fair value of such New GM Securities) as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2 to the financial statements, liquidating distributions payable would be recorded for the New GM Securities (at fair value), along with the related Dividend Cash, that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence. Prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims). Rather, the beneficial interests of GUC Trust beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the financial statements.

Under the liquidation basis of accounting, the GUC Trust presents two principal financial statements: a Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation. In addition, although not required under the liquidation basis of accounting, the GUC Trust also presents a Statement of Cash Flows, in accordance with the requirements of the GUC Trust Agreement.

Holdings of New GM Securities and Dividends Received on New GM Common Stock

Holdings of New GM Securities represent the GUC Trust’s holdings of New GM Securities held for future distribution in respect of Allowed General Unsecured Claims and the GUC Trust Units, and include numbers of New GM Securities set aside from distribution to fund projected administrative costs and potential income tax liabilities (including both Dividend Taxes and Taxes on Distribution) as described below under “Net Assets in Liquidation—New GM Securities Set Aside from Distribution.” The securities held consist of shares of New GM Common Stock and New GM Warrants. The GUC Trust has valued its holdings in the securities at their fair value based on quoted closing market prices as of the last trading day of the fiscal period.

Dividends on holdings of New GM Common Stock are recorded as received (or accrued as of the record date for any declared but unpaid dividend). Such dividends and any future declared dividends on New GM Common Stock are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If shares of New GM Common Stock are distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units, then the dividends relating to those shares will also be distributed to such holders. If, however, shares of New GM Common Stock are sold by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to those shares will be applied to such costs and liabilities of the GUC Trust and (just like the cash proceeds from the sale of the shares of New GM Common Stock) will be maintained in Other Administrative Cash. Because such dividends are applied to the same purpose as the New GM Common Stock, references to New GM Common Stock and New GM Securities that have been set aside from distribution, reserved or sold should be understood to include the dividends (if any) relating to such New GM Common Stock, unless expressly indicated otherwise. The amount of cash and cash equivalents held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock held by the GUC Trust is referred to as Dividend Cash.

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

Reserves for Residual Wind-Down Claims and Residual Wind-Down Costs

Upon the dissolution of MLC, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining Residual Wind-Down Claims. On the date of dissolution of the Debtors, the Debtors transferred to the GUC Trust Residual Wind-Down Assets in an amount necessary to satisfy the ultimate allowed amount of such Residual Wind-Down Claims, the Residual Wind-Down Costs and certain Avoidance Action Defense Costs, as estimated by the Debtors. Should the Residual Wind-Down Costs and the Residual Wind-Down Claims be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. If, collectively, the actual amounts of Residual Wind-Down Claims allowed, the Residual Wind-Down Costs and the Avoidance Action Defense Costs exceed the Residual Wind-Down Assets, the GUC Trust Administrator may be required to set aside from distribution and sell additional New GM Securities to fund the shortfall. Any such sale of securities would reduce the numbers of New GM Securities (and related Dividend Cash) available for distribution to holders of GUC Trust Units.

Reserves for Expected Costs of Liquidation

Under the liquidation basis of accounting, the GUC Trust is required to estimate and accrue the costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs, described as Wind-Down Costs and Reporting Costs in Note 2, “Plan of Liquidation” to the financial statements, consist principally of professional fees, costs of governance, and other administrative expenses. These amounts may vary significantly due to, among other things, the time and effort required to complete all distributions under the Plan. The GUC Trust has recorded reserves for expected costs of liquidation that represent estimated costs to be incurred over the remaining liquidation period of the GUC Trust for which there is a reasonable basis for estimation. The amount of liquidation costs that will ultimately be incurred depends both on the period of time and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of March 31, 2014, such remaining liquidation period has been estimated on a probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances, and is dependent predominantly on the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period could change in the near term.

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

The process of recording reserves for expected costs of liquidation as a matter of financial reporting is separate and distinct from the process by which New GM Securities are set aside from distribution for the purposes of funding projected costs of liquidation. Such projected costs are generally estimated on a more conservative (i.e., more inclusive) basis and include contingencies that are not permitted to be accrued in reserves for expected costs of liquidation under applicable accounting standards. For a more complete description of the process of setting aside New GM Securities to fund projected costs and potential liabilities of the GUC Trust, see “The GUC Trust Assets” in Item 1 (“Business”) above and “Net Assets in Liquidation—New GM Securities Set Aside from Distribution” below.

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

The GUC Trust is currently expected to generate gross income in the form of interest and dividend income (including dividends received on its holdings of New GM Common Stock) and recognize gains and/or losses upon its disposition of shares of New GM Common Stock and New GM Warrants which it now holds, which will be reduced by administrative expenses and any accumulated net operating and capital losses, to compute modified gross income. As the GUC Trust is taxable for Federal income tax purposes, a current income tax liability or asset, if any, is recognized for estimated taxes payable or receivable for the year. Deferred tax liabilities and assets are recognized for the estimated future tax effects of temporary differences between financial reporting and tax accounting. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary.

The GUC Trust is not subject to state income taxes under current law. Accordingly, no current or deferred state income tax liabilities and assets are recorded.

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust professionals. The GUC Trust’s Federal income tax returns for the years ended March 31, 2012 and 2013 are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, net operating and capital loss carryovers generated in the years ended March 31, 2012 and 2013, could be subject to examination by the Internal Revenue Service in subsequent years when those losses are utilized. As of March 31, 2014, there are no known items which would result in a significant accrual for uncertain tax positions.

The income tax benefit (provision) for the years ended March 31, 2014 and 2013, was determined by computing the deferred tax provision using the enacted statutory rate of 39.6% that went into effect for the GUC Trust’s fiscal year beginning on April 1, 2013. The deferred tax provision for the year ended March 31, 2012 was computed using the statutory rate then in effect of 35%. There was no current tax provision in any periods.

The process of recognizing deferred tax assets and liabilities and any current income taxes payable as a matter of financial reporting is separate and distinct from the process by which New GM Securities are set aside from distribution for the purposes of funding potential income tax liabilities. Such potential income tax liabilities are generally estimated on a more conservative (i.e., more inclusive) basis and include amounts of potential income tax liabilities beyond the amounts that are permitted to be recorded under applicable accounting standards. For a more complete description of the process of setting aside New GM Securities to fund projected costs and potential income tax liabilities of the GUC Trust, see “The GUC Trust Assets” in Item 1 (“Business”) above and “Net Assets in Liquidation—New GM Securities Set Aside from Distribution” below.

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

New Accounting Standard

In April 2013, the FASB issued Accounting Standards Update No. 2013-07, Liquidation Basis of Accounting, which amended the FASB Accounting Standards Codification and provides guidance as to when an entity should apply the liquidation basis of accounting. In addition, the guidance establishes principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The provisions of this Accounting Standards Update are effective beginning April 1, 2014 for the GUC Trust. Such provisions require that income or cash expected to be received over the liquidation period be estimated and accrued to the extent that a reasonable basis for estimation exists. With respect to dividends on New GM Common Stock held by the GUC Trust, such dividends have been recorded as received (or accrued as of the record date for any declared but unpaid dividends) in the accompanying financial statements. The GUC Trust has not yet determined the impact the adoption of these provisions will have on its financial statements.

Statement of Changes in Net Assets in Liquidation

During the year ended March 31, 2014, net assets in liquidation decreased by approximately $325.7 million, from approximately $1,390.2 million to approximately $1,064.5 million, principally as a result of the impact of approximately $1,206 million of liquidating distributions of New GM Securities, partially offset by an increase in the fair value of holdings of New GM Securities since March 31, 2013 of approximately $702.7 million and the recording of an income tax benefit of $164.8 million as described below. As noted above in “Recent Trading Prices of New GM Securities,” the closing trading price of New GM Common Stock, as well as the New GM Series A and New GM Series B Warrants, increased between the last trading day of the year ended March 31, 2013 and the last trading day of the year ended March 31, 2014.

The liquidating distributions of New GM Securities during the year ended March 31, 2014 were primarily comprised of the Special Nova Scotia Distribution of approximately $527.5 million and the Special Excess Distribution of approximately $614.8 million, each of which occurred pursuant to and following the effectiveness of the Nova Scotia Settlement on November 25, 2013. Additional distributions for the year ended March 31, 2014 consisted of distributions to holders of Allowed Disputed General Unsecured Claims (exclusive of the Special Nova Scotia Distribution), and distributions to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements. For additional information regarding the Nova Scotia Matter and the related Nova Scotia Settlement, see the disclosure under the heading “Nova Scotia Settlement” in Item 1 (“Business”) of this Form 10-K.

The income tax benefit of $164.8 million for the year ended March 31, 2014, resulted primarily from a decrease in the net deferred tax liability during the year. Such decrease in the net deferred tax liability primarily resulted from a decrease in the deferred tax liability for the excess of fair value over the tax basis of holdings of New GM Securities and an increase in the deferred tax asset for net operating and capital loss carryovers, offset in part by the establishment of a full valuation allowance against all net deferred tax assets. Both the decrease in the deferred tax liability for the excess of fair value over the tax basis of New GM Securities and the increase in the deferred tax asset for net operating and capital loss carryovers resulted primarily from a new tax position that was taken in the GUC Trust’s U.S. federal income tax returns. As described in Note 9, “Income Tax Benefit (Provision)” to the financial statements, during the quarter ended September 30, 2013, the GUC Trust made a determination to file its U.S. federal income tax returns taking the tax position that beneficial ownership for a substantial majority of New GM Securities transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date, instead of December 15, 2011, when record ownership of the remaining New GM Securities still held by MLC was transferred from MLC to the GUC Trust. For the remaining substantial minority of New GM Securities transferred from MLC to the GUC Trust, the GUC Trust determined that transfer of beneficial ownership occurred on other dates for which the tax basis should be determined by reference to the value of such securities on such dates. This new tax position resulted in an increased tax basis of the New GM Securities from the prior tax position and, therefore, reduced taxable gains and increased taxable losses on distributions and sales of New GM Securities since March 31, 2011.

As a result, a tax benefit of $411.6 million (net of establishment of a valuation allowance against deferred tax assets of $103.9 million) related to the new tax position was recognized in the financial statements during the three months ended September 30, 2013. The benefit was recognized because the GUC Trust believes, based on the available evidence and consultation with GUC Trust professionals, that it is more likely than not that the new tax position in the amounts to be reflected in the GUC Trust’s income tax returns, will be sustained on examination by the Internal Revenue Service, based on the technical merits of the position. Subsequently, the GUC Trust filed its U.S. federal income tax returns for the year ended March 31, 2013 with the Internal Revenue Service using the new tax position. Although the GUC Trust’s U.S. federal income tax returns for the years ended March 31, 2012 and 2013 are no longer subject to examination by the Internal Revenue Service as a result of the application of Section 505(b) of the Bankruptcy Code, such new tax position as of the date hereof, has not been sustained on examination by the Internal Revenue Service. Accordingly, capital loss carryovers generated in the years ended March 31, 2012 and 2013, from the new tax position, could be subject to examination by the Internal Revenue Service in subsequent years when those losses are utilized.

Such income tax benefit recognized during the three months ended September 30, 2013 was partly offset during the year ended March 31, 2014, primarily by an increase in the deferred tax liability associated with an increase in the fair value of holdings of New GM Securities since March 31, 2013. See “Functions and Responsibilities of the GUC Trust—Income Tax Liabilities for Certain Capital Gains and Dividends on New GM Common Stock” in Item 1 (“Business”) above and Note 9, “Income Tax Benefit (Provision)” to the financial statements.

Net assets in liquidation in the year ended March 31, 2014 were increased as a result of reductions in reserves for expected costs of liquidation of $7.9 million. As described below in more detail in “Liquidation and Administrative Costs,” such reductions in the reserves for expected costs of liquidation resulted primarily from decreases in both expected Wind-Down Costs and Reporting Costs under generally accepted accounting principles applicable to the GUC Trust. (The process of recognizing reserves as a matter of financial reporting is separate and distinct from the process by which New GM Securities are set aside from distribution for the purposes of funding projected administrative costs and potential income tax liabilities. See “Net Assets in Liquidation—New GM Securities Set Aside from Distribution” below.)

The changes in net assets in liquidation for the year ended March 31, 2014 also reflect approximately $4.7 million of interest income and dividends, consisting almost entirely of dividends received on holdings of New GM Common Stock. In March 2014, New GM paid a dividend of $0.30 per share on its Common Stock. As described in “The GUC Trust Assets” in Item 1 (“Business”) above, such dividends on New GM Common Stock will be distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units in respect of the shares of New GM Common Stock that they receive, unless such dividends are in respect of shares of New GM Common Stock that are sold by the GUC Trust in accordance with the GUC Trust Agreement to fund the GUC Trust’s costs of liquidation, tax liabilities or shortfalls in the Residual Wind-Down Assets. In such case, such dividends in respect of New GM Common Stock that are sold, will be maintained in Other Administrative Cash.

Liquidation and Administrative Costs

As discussed above under “Critical Accounting Policies and Estimates,” under the liquidation basis of accounting, the GUC Trust was required upon its establishment to record reserves in respect of its expected costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs consist principally of professional fees, governance costs and other liquidation and administrative costs.

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

The GUC Trust’s reserves for liquidation and administrative costs (recorded in conformity with U.S. GAAP) are allocable into the following categories:

•	reserve for expected Wind-Down Costs, corresponding to expenditures to be made out of the Administrative Fund and, following the depletion of the Administrative Fund, Other Administrative Cash (see “The GUC Trust Assets” in Item 1 (“Business”) above;

•	reserve for expected Reporting Costs, corresponding to expenditures to be made out of Other Administrative Cash (see “The GUC Trust Assets” in Item 1 (“Business”) above);

•	reserve for Indenture Trustee / Fiscal and Paying Agent Costs, corresponding to expenditures to be made out of the cash received by the GUC Trust from MLC on the Dissolution Date (see “The GUC Trust Assets” in Item 1 (“Business”) above);

•	reserve for Avoidance Action Defense Costs, corresponding to expenditures to be made out of Residual Wind-Down Assets and, following the depletion of such assets, Other Administrative Cash (see “The GUC Trust Assets” and “Term Loan Avoidance Action in Item 1 (“Business”) above); and

•	reserve for Residual Wind-Down Costs, corresponding (in addition to expenditures to satisfy and resolve Residual Wind-Down Claims) to expenditures to be made out of Residual Wind-Down Assets and, following the depletion of the Residual Wind-Down Assets, Other Administrative Cash (see “The GUC Trust Assets” in Item 1 (“Business”) above.

As described in greater detail under “The GUC Trust Assets” in Item 1 (“Business”) above and “Liquidity and Capital Resources” below, unused portions of certain of the assets associated with the foregoing reserves are required to be returned to the DIP Lenders upon the winding up and dissolution of the GUC Trust. Therefore, such assets are not available to fund costs of liquidation and administration or income tax liabilities of the GUC Trust, and are also not available for distribution to the holders of Allowed General Unsecured Claims or GUC Trust Units. See “The GUC Trust Assets” in Item 1 (“Business”) above.

As of March 31, 2014, the GUC Trust had approximately $36.5 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $61.5 million in reserves as of March 31, 2013. The following table summarizes in greater detail the changes in such reserves during the year ended March 31, 2014:

(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee / Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2013	$38,043	$20,442	$499	$898	$1,631	$61,513
Less reductions in reserves	(3,843)	(4,067)	—	—	—	(7,910)
Less liquidation costs incurred:
Trust Professionals	(7,736)	(2,013)	—	(898)	(373)	(11,020)
Trust Governance	(3,888)	(1,799)	(35)	—	—	(5,722)
Other Administrative Expenses	(47)	(328)	—	—	—	(375)

Balance, March 31, 2014	$22,529	$12,235	$464	$—	$1,258	$36,486

Reserves were reduced approximately $7.9 million during the year ended March 31, 2014, in order to reflect a $3.8 million decrease in expected Wind-Down Costs and a $4.1 million decrease in expected Reporting Costs. The decrease in expected Wind-Down Costs during the year ended March 31, 2014, is primarily associated with the Nova Scotia Settlement resulting in reduced expected litigation costs, as well as a reduction in revised estimates of ongoing costs necessary to conduct the wind-down activities of the GUC Trust. The decrease in expected Reporting Costs during the year ended March 31, 2014, is primarily associated with a reduction in revised estimates of ongoing costs of services provided by GUC Trust professionals, as well as increased visibility into expected Reporting Costs primarily as a result of completing the first full year of SEC reporting requirements for the year ended March 31, 2013. In comparison, approximately $17.5 million in additional reserves were accrued during the year ended March 31, 2013 in order to reflect increases in expected Reporting Costs of $12.3 million and expected Wind-Down Costs of approximately $5.2 million. The increase in expected Reporting Costs was associated with (i) increases in the estimated length of the remaining liquidation period and (ii) increased visibility into expected Reporting Costs. The increase in expected Wind-Down Costs was associated with (i) increases in the estimated length of the liquidation period, (ii) revised estimates of the expected costs of the Nova Scotia Claims, (iii) additional Trust Professionals services required as a result of the adverse determination from the Internal Revenue Service with respect to the requested issuance of a private letter ruling, and (iv) increased visibility into the ongoing costs necessary to conduct the wind-down activities of the GUC Trust, offset in large part by reductions in expected Wind-Down Costs resulting from the execution of a letter agreement with the DIP Lenders dated July 24, 2012, which provided relief from certain restrictions on utilization of Wind-Down Assets.

Total reserves were reduced by the amount of liquidation and administrative costs incurred during the year ended March 31, 2014. Trust professional costs incurred during the year ended March 31, 2014 were approximately $11.0 million, as compared to $25.5 million for the year ended March 31, 2013. The decrease of $14.5 million from year to year was due to a $12.0 million decrease in Wind-Down Costs, a $1.0 million decrease in Reporting Costs, and a $2.0 million decrease in Residual Wind-Down Costs, partially offset by a $0.5 million increase in Avoidance Action Defense Costs. Trust Governance Costs incurred during the year ended March 31, 2014, were approximately $5.7 million, as compared to $6.2 million for the year ended March 31, 2013. The decrease of $0.5 million from year to year was due to decreased fees and reimbursable expenses for the GUC Trust Administrator and GUC Trust Monitor. Other administrative costs during each of the years ended March 31, 2014 and 2013 were approximately $0.4 million. Such costs represented miscellaneous fees and costs of the GUC Trust. For additional information regarding the components of each category of costs, see “The GUC Trust Assets” in Item 1 (“Business”) above.

The foregoing reserves represent future costs of the GUC Trust for which there was a reasonable basis for estimation as of March 31, 2014 and, therefore, are recorded under the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). It is reasonably possible, however, that additional costs will be incurred, for which there was not a reasonable basis for estimation as of March 31, 2014. In particular, as of March 31, 2014, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through December 2016, which date is predominantly the result of the estimate of the period of time required for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust, and assumes an extension of the current scheduled dissolution date of the GUC Trust. This end date of the remaining liquidation period has been estimated on a probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis in the circumstances. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued.

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

If the funds available for each of the foregoing categories of costs are not sufficient to satisfy any of the costs in that category, the GUC Trust will be required to sell a portion of its holdings of New GM Securities in order to meet its additional obligations for those costs. Any such sales of New GM Securities will result in lesser numbers of New GM Securities available for distribution to holders of GUC Trust Units.

The process of recognizing reserves for expected costs of liquidation as a matter of financial reporting is separate and distinct from the process by which New GM Securities are set aside from distribution for the purposes of funding projected costs of liquidation, which are generally made on a more conservative (i.e., more inclusive) basis and include contingencies that are not permitted to be recognized under applicable accounting standards. As described in further detail below, certain New GM Securities (and related Dividend Cash) have already been set aside from distribution for the purposes of meeting such additional obligations. However, the amounts set aside from distribution are neither reflected in nor a part of the financial statements included elsewhere in this Form 10-K because the process of setting aside such assets is not related to the process of recording, as a matter of financial reporting in the Statement of Net Assets in Liquidation, reserves for expected costs of liquidation or current and deferred income tax liabilities. See “Critical Accounting Policies and Estimates—Income Taxes” and “Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” above and “Net Assets in Liquidation—New GM Securities Set Aside from Distribution” below.

For additional information regarding the reserves described above, see Note 2, “Plan of Liquidation”, and Note 8, “Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims,” to the financial statements.

Net Assets in Liquidation

Disputed Claims

During the year ended March 31, 2014, the GUC Trust Administrator resolved Disputed General Unsecured Claims with an aggregate maximum asserted dollar amount of approximately $3,525 million, approximately $1,626 million of which were allowed and approximately $1,899 million of which were disallowed.

The following table provides additional detail regarding claims resolution status for the year ended March 31, 2014:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claims Amount (2)
Total, March 31, 2013	$30,227,244	$3,604,871	$1,500,000	$5,104,871	$35,332,115
New Allowed General Unsecured Claims	1,626,386	—	—	—	1,626,386
Disputed General Unsecured Claims resolved or disallowed	—	(3,525,371))	—	(3,525,371)	(3,525,371)

Total, March 31, 2014	$31,853,630	$79,500	$1,500,000	$1,579,500	$33,433,130

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

As previously disclosed, on September 26, 2013, the GUC Trust entered into the Nova Settlement to resolve the Nova Scotia Claims. The Nova Scotia Settlement became effective pursuant to its terms on November 25, 2013. As a result, Disputed General Unsecured Claims with an aggregate maximum asserted amount of $3,061 million were resolved, $1,550 million of which were allowed and approximately $1,511 million of which were disallowed. See Note 5, “Liquidating Distributions” to the financial statements for additional information regarding distributions of New GM Securities during the year ended March 31, 2014, pursuant to the terms of the Nova Scotia Settlement.

Distributable Assets

The table below summarizes the activity in the New GM Securities and Dividend Cash that comprise the GUC Trust’s distributable assets, including the amounts of New GM Securities distributed through or distributable as of March 31, 2014, as well as the numbers of New GM Securities and amount of Dividend Cash available for distribution to holders of GUC Trust Units as of March 31, 2014:

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Dividend Cash
Distributable Assets as of Effective Date (March 31, 2011)	150,000,000	136,363,635	136,363,635	$—
Dividends Received on New GM Common Stock	—	—	—	4,576,169
Prior Distributions (1)	(133,531,043)	(121,392,110)	(121,392,110)	—
Prior Sales to Fund GUC Trust Costs and Avoidance Action Trust Funding Obligation	(1,171,650)	(1,065,134)	(1,065,134)	—

Holdings of New GM Securities as of March 31, 2014 (2)	15,297,307	13,906,391	13,906,391	4,576,169
Less: Distributions Payable at March 31, 2014 (1), (3)	(575,278)	(522,865)	(522,865)	(159,560)
Add: Distributions Payable to Holders of GUC Trust Units as of March 31, 2014	488,556	444,143	444,143	146,567
Less: Amounts Set Aside from Distribution to Fund Projected GUC Trust Costs	(661,157)	(601,027)	(601,027)	(198,347)
Less: Amounts Set Aside from Distribution to Fund Projected Dividend Taxes	(47,744)	(43,403)	(43,403)	(14,323)
Less: Amounts Set Aside from Distribution to Fund Potential Taxes on Distribution	(7,363,141)	(6,693,764)	(6,693,764)	(2,208,942)

Distributable Assets as of March 31, 2014 (4)	7,138,543	6,489,475	6,489,475	$2,141,564

(1)	The numbers of New GM Securities shown as distributed or distributable include sales for (a) cash distributions to governmental entities to the extent such governmental entities have requested such sales and demonstrated to the satisfaction of the GUC Trust Administrator that such governmental entities are precluded by applicable law from receiving distributions of New GM Securities and (b) fractional amounts of New GM Securities, in lieu of which the GUC Trust is required pursuant to the GUC Trust Agreement to distribute cash, subject to certain minimum thresholds.
(2)	Holdings of New GM Securities reflect the numbers of New GM Securities used to determine Holdings of New GM Securities in the Statement of Net Assets in Liquidation. See Note 6, “Holdings of New GM Securities” to the financial statements.
(3)	Distributions Payable are in respect of Allowed General Unsecured Claims (including both (a) Allowed General Unsecured Claims that were newly allowed during the quarter ended March 31, 2014 and (b) Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled) and excess distributions payable to holders of GUC Trust units.
(4)	Distributable Assets reflects the numbers of New GM Securities and Dividend Cash shown as “GUC Trust Distributable Assets” on the report included as Exhibit 99.1 to the Form 8-K filed by the GUC Trust with the SEC on April 23, 2014. Such New GM Securities and associated Dividend Cash have been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims as of March 31, 2014. To the extent such claims are resolved in favor of the GUC Trust, those amounts of New GM Securities and associated Dividend Cash set aside may become available for distribution to holders of GUC Trust Units in future periods. The numbers of New GM Securities set out above as “Distributable Assets” do not, however, directly relate to Net Assets in Liquidation or any other number appearing in our financial statements prepared in accordance with U.S. GAAP.

As described above under the heading “Disputed Claims,” as of March 31, 2014, there were approximately $31.9 billion in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed, or was obligated to distribute as of March 31, 2014, in the aggregate, 134,106,321 shares of New GM Common Stock, 121,914,975 New GM Series A Warrants and 121,914,975 New GM Series B Warrants. These amounts reflect 43,310 shares of New GM Common Stock, 39,371 New GM Series A Warrants and 39,371 New GM Series B Warrants, which were set aside for distribution in respect of Allowed General Unsecured Claims that were newly allowed during the quarter ended March 31, 2014. These amounts also include 488,556 shares of New GM Common Stock, 444,143 New GM Series A Warrants and 444,143 New GM Series B Warrants that were distributable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets as of March 31, 2014.

During the year ended March 31, 2014, no New GM Securities were sold to fund liquidation and administrative costs of the GUC Trust.

New GM Securities Set Aside from Distribution

Overview of New GM Securities Set Aside From Distribution

In addition to distributions and liquidations of New GM Securities, which are reflected as reductions to the GUC Trust net assets in its financial statements, the GUC Trust also, from time to time, sets aside New GM Securities for potential future liquidation to fund projected liquidation and administrative costs, as well as potential income tax liabilities, including both Dividend Taxes and Taxes on Distribution. The New GM Securities that are set aside from distribution by the GUC Trust are not deducted from the net assets in liquidation of the GUC Trust in its financial statements unless and until such New GM Securities are liquidated. The New GM Securities set aside from distribution are segregated by the GUC Trust for such specific purposes and are not available for distribution to holders of GUC Trust Units or other claimants unless and to the extent that the GUC Trust later determines that the New GM Securities are no longer needed to fund those specific purposes.

This process is not related to, and is separate from, the process of recording current and deferred income tax liabilities and reserves for expected costs of liquidation in the Statement of Net Assets in Liquidation, as a matter of financial reporting. As a matter of financial reporting, income tax liabilities and reserves for expected costs of liquidation must be determined in accordance with generally accepted accounting principles applicable to the GUC Trust. By contrast, the estimates of projected costs and potential liabilities for which the GUC Trust may set aside New GM Securities are generally made on a more conservative (i.e., more inclusive) basis and include contingencies and amounts of potential income tax liabilities that are not permitted to be recognized under applicable accounting standards. See “Critical Accounting Policies—Income Taxes” and “Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” above.

As of March 31, 2014, the distributable assets of the GUC Trust included 7,138,543 shares of New GM Common Stock, 6,489,475 New GM Series A Warrants and 6,489,475 New GM Series B Warrants, with an aggregate fair value of approximately $519.9 million, as well as Dividend Cash of $2.1 million, after deducting the numbers of New GM Securities and Dividend Cash (i) set aside from distribution to fund additional projected liquidation and administrative costs and potential income tax liabilities of the GUC Trust (as described below under the headings “—‘Set Aside’ Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes” and “—‘Set Aside’ Calculations Relating to Potential Taxes on Distribution”) and (ii) set aside for distributions payable in respect of new Allowed General Unsecured Claims and Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distributions to which they are entitled. Such New GM Securities and Dividend Cash have been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. To the extent such claims are resolved in favor of the GUC Trust, those amounts of New GM Securities and Dividend Cash set aside may become available for distribution to holders of GUC Trust Units in future periods.

“Set Aside” Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes

The GUC Trust Administrator reevaluates, on a quarterly basis, the numbers of New GM Securities needed to be set aside from distribution for purposes of funding projected liquidation and administrative costs. This determination is made on a basis different than that used to calculate reserves for financial statement purposes. The current methodology for calculating such set asides converts estimates of projected liquidation and administrative costs into the number of New GM Securities to be set aside from distribution by dividing such estimates by the trailing twelve month average closing prices for the New GM Securities. In addition, beginning in the quarter ended March 31, 2014, the numbers of New GM Securities to be set aside from distribution has been reduced for dividends on New GM Common Stock received by the GUC Trust during the quarter that are associated with the set-aside New GM Common Stock by dividing such dividends by the trailing twelve month average closing prices for the New GM Securities and subtracting such calculated numbers of New GM Securities from the numbers of set-aside New GM Securities. A corresponding amount of Dividend Cash associated with the set-aside New GM Securities has also been set aside from distribution.

For the quarter ended March 31, 2014, as a result of the standard quarterly reevaluations described above, the number of New GM Securities set aside from distribution to fund projected liquidation and administrative costs of the GUC Trust was reduced by 9,371 shares of New GM Common Stock, 8,519 New GM Series A Warrants and 8,519 New GM Series B Warrants from those previously set aside as of December 31, 2013. These overall reductions were primarily related to increases in the trailing twelve month average closing prices of the New GM Securities during the period, partially offset by increases in the set asides of 47,744 in New GM Common Stock, 43,403 New GM Series A Warrants and 43,403 New GM Series B Warrants for projected Dividend Taxes, relating to dividends on New GM Common Stock received in March 2014 and to be received in June 2014 (as declared by GM in

April 2014), which are required under the GUC Trust Agreement to be paid from the proceeds of sale of New GM Securities included in Excess GUC Trust Distributable Assets Accordingly, as of March 31, 2014, the GUC Trust had set aside from distribution, in the aggregate, 708,901 shares of New GM Common Stock, 644,430 New GM Series A Warrants, 644,430 New GM Series B Warrants and Dividend Cash of $0.2 million, with an aggregate fair value of $51.8 million, for the purposes of funding future projected liquidation and administrative costs of the GUC Trust, including Dividend Taxes of $3.5 million. Such amounts were sufficient to fully fund projected liquidation and administrative costs of the GUC Trust, as estimated by the GUC Trust Administrator at March 31, 2014.

With respect to projected Dividend Taxes, no additional set aside of New GM Securities has been made as of March 31, 2014, due to uncertainty associated with a number of variables, including but not limited to (a) the likelihood of the payment of, and timing of, any potential future dividends, (b) the amount per share of any potential future dividend, and (c) the numbers of shares on New GM Common Stock that will be held by the GUC Trust as of the record date of any potential future dividends. To the extent that the GUC Trust Administrator determines that the level of uncertainty associated with any of the aforementioned variables has sufficiently decreased, the GUC Trust Administrator reserves the right, at its discretion and without advance notice, to increase or decrease the set aside for Wind-Down Costs in an amount sufficient to cover all estimated Dividend Taxes associated with all then anticipated potential future dividends. In such event, and assuming that, for the remainder of the estimated life of the GUC Trust (as estimated for other set aside purposes), New GM continues to pay quarterly dividends at the current rate per share and the number of shares of New GM Common Stock held by the GUC Trust as at March 31, 2014 does not decrease, and based upon the GUC Trust’s current applicable income tax rate and the market value of New GM Securities at March 31, 2014, there could be, as a conservative measure, up to a further $43.2 million of New GM Securities required to be set aside. The dollar value of New GM Securities comprising such additional set aside would vary if, for example, no dividend is paid by New GM for one or more future quarters, the rate per share of any dividend that is actually paid by New GM in future periods increases or decreases, the applicable income tax rate changes, the life of the GUC Trust is longer or shorter than that assumed, or if (as is likely) the number of shares of New GM Common Stock held by the GUC Trust declines over its remaining life and the market value of the New GM Securities increases or decreases.

“Set Aside” Calculations Relating to Potential Taxes on Distribution

In addition to reevaluating the numbers of New GM Securities to be set aside from distribution to fund projected liquidation and administrative costs, including Dividend Taxes, the GUC Trust Administrator also reevaluates, on a quarterly basis, the numbers of New GM Securities needed to be set aside from distribution to fund potential income tax liabilities on realized gains and future gains from the disposition of New GM Securities, which are referred to as Taxes on Distribution. The current methodology for calculating such set asides estimates potential Taxes on Distribution by applying the applicable U.S. federal income tax rate to estimates of potential capital gains, which are arrived at by comparing the highest closing price for the New GM Securities since December 15, 2011, against the tax basis of the New GM Securities on December 15, 2011 (based on the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC). The set aside calculation methodology then converts the estimate of potential Taxes on Distribution into the numbers of New GM Securities to be set aside from distribution by dividing such estimate by the trailing twelve month average closing prices of the New GM Securities. In addition, beginning in the quarter ended March 31, 2014, the number of New GM Securities to be set aside from distribution has been reduced for dividends on New GM Common Stock received by the GUC Trust during the quarter that are associated with the set-aside New GM Common Stock by dividing such dividends by the trailing twelve month average closing prices for the New GM Securities and subtracting such calculated numbers of New GM Securities from the numbers of set-aside New GM Securities. A corresponding amount of Dividend Cash associated with the set-aside New GM Securities has also been set aside from distribution.

The GUC Trust’s calculations of the numbers of New GM Securities needed to be set aside from distribution to fund such potential Taxes on Distribution is made using a different methodology than that used to calculate deferred tax liabilities for financial statement purposes. In estimating potential Taxes on Distribution, the “set aside” calculation estimates potential capital gains as the difference between (a) the tax basis of the New GM Securities on December 15, 2011 and (b) the highest closing price of such New GM Securities since December 15, 2011. By contrast, in calculating deferred tax liabilities for purposes of financial reporting, under applicable generally accepted accounting principles, the GUC Trust calculates estimated capital gains as the difference between (a) the tax basis of the New GM Securities for financial reporting purposes and (b) the closing price of such New GM Securities as of the last trading date of the most recent fiscal quarter. During the quarter ended September 30, 2013, the GUC Trust made a determination to file its U.S. federal income tax returns taking the tax position that beneficial ownership for a substantial majority of New GM Securities transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date, rather than December 15, 2011. For the remaining substantial minority of New GM Securities transferred from MLC to the GUC Trust, the GUC Trust determined that transfer of beneficial ownership occurred on other dates for which the tax basis should be determined by reference to the value of such securities on such dates. Accordingly, the GUC Trust filed its U.S. federal income tax returns for the year ended March 31, 2013 with the Internal Revenue Service using the new tax position. Because the new tax position has not yet been sustained on examination by the Internal Revenue Service, however, as a conservative measure, the GUC Trust Administrator has determined not to revise the “set aside” calculation methodology described above unless and until the new tax position has been sustained on examination by the Internal Revenue Service, or the liability of the GUC Trust for Taxes on Distribution otherwise have been finally determined in accordance with Section 505(b) of the Bankruptcy Code, for all applicable income tax returns, including the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2014 and subsequent years.

For the quarter ended March 31, 2014, as a result of the standard quarterly reevaluations described above, the number of New GM Securities set aside from distribution to fund projected Taxes on Distribution of the GUC Trust was reduced by 332,492 shares of New GM Common Stock, 302,266 New GM Series A Warrants and 302,266 New GM Series B Warrants from those previously set aside at December 31, 2013. These overall reductions primarily resulted from the increase in the trailing twelve month average closing prices of the New GM Securities during the period. Accordingly, as of March 31, 2014, the GUC Trust had set aside from distribution, in the aggregate, 7,363,141 shares of New GM Common Stock, 6,693,764 New GM Series A Warrants, 6,693,764 New GM Series B Warrants and Dividend Cash of $2.2 million, with an aggregate fair value of $538.5 million, for the purposes of funding potential Taxes on Distribution of the GUC Trust. Such amounts were sufficient to fully fund potential Taxes on Distribution of the GUC Trust, as estimated by the GUC Trust Administrator at March 31, 2014.

The “set aside” calculation for potential Taxes on Distribution as of March 31, 2014 is set forth below:

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Total	Calculation Reference
Holdings of New GM Securities as of March 31, 2014	15,297,307	13,906,391	13,906,391
Tax basis of New GM Securities (1)	$19.87	$11.38	$7.88
Highest closing price since December 15, 2011 (2)	$41.53	$31.97	$23.858

Estimated potential taxable gain per New GM Security	$21.66	$20.59	$15.978

Aggregate estimated potential taxable gain (in thousands)	$331,340	$286,333	$222,196	$839,869

Net capital gains and operating losses through March 31, 2014 (in thousands) (3)				609,000
Additional expected tax deductible costs of liquidation (in thousands)				(33,873)

Estimated potential taxable income (in thousands)				$1,414,996
Tax rate				39.6%

Estimated potential tax liabilities (in thousands)				$560,338	A

Average closing price for trailing twelve months (4)	$35.50	$26.02	$18.32		B
Ratio to set aside (5)	100%	91%	91%
Value per New GM Security, based on ratio to set aside	$35.50	$23.65	$16.65		C
Percentage allocable to each class of New GM Security	46.83%	31.20%	21.97%	100%	D = C/ (sum of C)
Amount to be set aside, as allocated to each class of New GM Security (in thousands)	$262,394	$174,847	$123,097	$560,338	E = D*A
Number of New GM Securities to be set aside	7,392,284	6,720,257	6,720,257		F = E/B
Reduction for Dividend Cash attributable to set aside New GM Securities	(29,143)	(26,493)	(26,493)		G = H*D/B

	7,363,141	6,693,764	6,693,764
Closing price at March 31, 2014	$34.42	$24.84	$17.41

Fair value of New GM Securities set aside at March 31, 2014, exclusive of Dividend Cash (in thousands)	$253,439	$166,273	$116,539	$536,251
Add: Dividend Cash set aside at March 31, 2014 (in thousands) (6)	$2,209	$—	$—	$2,209	H

Fair value of New GM Securities and Dividend Cash set aside at March 31, 2014 (in thousands) (7)	$255,648	$166,273	$116,539	$538,460

(1)	Using the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, for purposes of determining the tax basis thereof.
(2)	The highest closing prices for the New GM Common Stock, the New GM Series A Warrants and the New GM Series B Warrants occurred on December 17, 2013.
(3)	The net capital gains and operating losses through March 31, 2014 reflects taxable capital gains on distributions and sales of New GM Securities using the tax basis of the New GM Securities described in (1) above.

(4)	The average closing prices for the New GM Common Stock, the New GM Series A Warrants and the New GM Series B Warrants for the period April 1, 2013, through March 31, 2014.
(5)	The “ratio to set aside” is calculated by dividing the number of New GM Securities of each class authorized for distribution under the Plan (i.e., 150,000,000 shares of New GM Common Stock and 136,363,635 of each series of New GM Warrants) by the number of shares of New GM Common Stock authorized for distribution under the Plan.
(6)	Represents dividends received on New GM Common Stock held by the GUC Trust associated with the number of set-aside shares of New GM Common Stock.
(7)	As of March 31, 2014, the fair value of New GM Securities set aside to fund Taxes on Distribution was lower than estimates of potential Taxes on Distribution, because the fair value of such New GM Securities was based on current closing prices that were lower than the trailing twelve month average prices used to determine the numbers of New GM Securities to be set aside. Nevertheless, the GUC Trust Administrator believes that the New GM Securities currently set aside for such purposes will still be sufficient, upon liquidation, to satisfy such obligations, in large part because, as a conservative measure, the calculation methodology estimates potential taxable gains using the highest closing prices of the New GM Securities since December 15, 2011 (whereas actual taxable gains will be determined using the prices of such securities upon disposition by the GUC Trust) and a tax basis established as of December 15, 2011, the date of transfer of record ownership of the New GM Securities to the GUC Trust (as opposed to the date of transfer of beneficial ownership).

It is the view of the GUC Trust Administrator, after consultation with the GUC Trust Monitor and other professionals retained by the GUC Trust, that the calculation methodologies described above, on the basis of which New GM Securities are set aside from distribution, generally estimate the projected liquidation and administrative costs and potential tax liabilities of the GUC on a conservative basis. Accordingly, it is the view of the GUC Trust Administrator and the GUC Trust Monitor that the New GM Securities currently set aside from distribution to fund such costs and liabilities would be sufficient, upon liquidation, to satisfy such obligations of the GUC Trust as of the date of this Form 10-K. However, there can be no assurance that the numbers of New GM Securities set aside will be sufficient to fund such costs and liabilities as they are actually incurred, in particular if the market price of the New GM Securities remains below the trailing twelve month average closing prices used to convert the GUC Trust’s estimates of such projected costs and potential liabilities into numbers of GUC Trust Securities to be set aside, as described above. In addition, there can be no assurance that, as a result of future evaluations, additional numbers of New GM Securities will not need to be set aside or sold to fund additional costs and liabilities, beyond those that are currently included in the GUC Trust’s estimates, in particular as a result of fluctuations in the market price of the New GM Securities and changes in the GUC Trust’s estimates of projected costs and potential liabilities, including the possible increase in estimates of projected Dividend Taxes described under “—‘Set Aside’ Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes” above. See “Liquidity and Capital Resources” below.

GUC Trust Units

The table below details the changes in the numbers of GUC Trust Units outstanding or issuable during the year ended March 31, 2014:

Year Ended March 31, 2014
Outstanding or issuable at beginning of year	30,227,314
Issued during the year (1)	1,644,941
Less: Issuable at beginning of year (2)	(28,879)
Add: Issuable at end of year (2)	10,326

Outstanding or issuable at end of year (3)	31,853,702

(1)	Of the GUC Trust Units issued during the year ended March 31, 2014, 1,550,000 related to the Special Nova Scotia Distribution applicable to the Nova Scotia Settlement.
(2)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal quarter.
(3)	The number of GUC Trust Units outstanding at any time represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units and New GM Securities.

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

During the year ended March 31, 2014, the GUC Trust’s holdings of cash and cash equivalents increased approximately $13.9 million from approximately $1.0 million to approximately $14.9 million. The increase was due primarily to proceeds from the maturity and sale of marketable securities in excess of reinvestments of $32.4 million and dividends received on holdings of New GM Common Stock of $4.6 million, offset in part by cash paid for liquidation and administrative costs of $20.9 million, cash paid for Residual Wind-Down Claims of $1.7 million, and cash paid for distributions of $0.7 million.

During the year ended March 31, 2014, the funds invested by the GUC Trust in marketable securities decreased approximately $32.4 million, from approximately $76.8 million to approximately $44.4 million. The decrease was due primarily to reduced re-investments of cash in marketable securities in order to fund cash needs during the period. The GUC Trust earned approximately $76,000 in interest and dividend income on such investments during the year.

As of March 31, 2014, the GUC Trust held approximately $59.3 million in cash and cash equivalents and marketable securities. Of that amount, approximately $41.5 million (comprising approximately $30.4 million of the remaining Residual Wind-Down Assets, approximately $10.6 million of the remaining Administrative Fund and approximately $0.5 million in remaining funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs), is required by the GUC Trust Agreement to be returned, upon the winding-up of the GUC Trust, to the DIP Lenders to the extent such funds are not utilized to satisfy designated Wind-Down Costs, Residual Wind-Down Claims, Residual Wind-Down Costs, Avoidance Action Defense Costs and Indenture Trustee/Fiscal Paying Agent Costs. (Of the $10.6 million of cash and cash equivalents and marketable securities remaining in the Administrative Fund, approximately $8.0 million has been separately designated for the satisfaction of certain costs and liabilities of the GUC Trust (other than Reporting Costs) and $2.6 million is available for other Wind-Down Costs, which funds must be exhausted prior to the use of any Other Administrative Cash for such purposes.) Such amounts will not at any time be available for distribution to the holders of the GUC Trust Units. In addition, of the amount of cash and cash equivalents held by the GUC Trust at March 31, 2014, approximately $4.6 million relates to Dividend Cash. As described above, Dividend Cash will be distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units in respect of New GM Common Stock that they receive, unless such dividends are in respect of shares of New GM Common Stock that are sold by the GUC Trust in accordance with the GUC Trust Agreement to fund the GUC Trust’s liquidation and administrative costs, income tax liabilities or shortfalls in Residual Wind-Down Assets. The balance of cash and cash equivalents and marketable securities of approximately $13.2 million is available for the payment of certain reporting and administrative costs of the GUC Trust, and would be available in the future for distribution to the holders of the GUC Trust units, if not otherwise used to satisfy those GUC Trust obligations. See “The GUC Trust Assets” in Item 1 (“Business”) above.

In addition to funds held for payment of costs of liquidation and administration and Dividend Cash, the GUC Trust also holds New GM Securities, a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to sell with the approval of the Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs and income tax liabilities (including both Dividend Taxes and Taxes on Distribution) as they become due. As of March 31, 2014, the aggregate fair value of the New GM Securities held by the GUC Trust, excluding securities set aside for liquidating distributions payable as of that date, was approximately $1,072.2 million. As of March 31, 2014, the GUC Trust Administrator had further set aside from distribution New GM Securities with an aggregate fair market value of approximately $51.6 million and related Dividend Cash of $0.2 million to fund projected liquidation and administrative costs, including Dividend Taxes, and New GM Securities with an aggregate fair market value of approximately $536.3 million and related Dividend Cash of $2.2 million to fund potential Taxes on Distribution. See “Net Assets in Liquidation—Distributable Assets” above.

There is no assurance that additional numbers of New GM Securities will not be required to be set aside from distribution and sold to fund additional costs and income tax liabilities, beyond what the GUC Trust Administrator has already set aside. Any sales of New GM Securities that occur to fund such obligations will result in a lesser amount of New GM Securities available for distribution to holders of GUC Trust Units. In addition, as described above under the headings “The GUC Trust Assets” in Item 1 (“Business”) above a portion of the GUC Trust’s assets are currently segregated pursuant to the GUC Trust Agreement for the satisfaction of Residual Wind-Down Claims and certain other specified costs. If such assets are insufficient to satisfy the Residual Wind-Down Claims or fund such other specified costs for any reason, the GUC Trust Administrator will similarly be required to set aside from distribution and sell additional New GM Securities in order to fund such shortfall.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Disclosure under this item is not required, pursuant to the No Action Letter.

Item 8.	Financial Statements and Supplementary Data.

Motors Liquidation Company GUC Trust

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Trust Administrator, Trust Monitor,

  and Trust Beneficiaries

Motors Liquidation Company GUC Trust

We have audited the accompanying statements of net assets in liquidation of the Motors Liquidation Company GUC Trust as of March 31, 2014 and 2013 and the related statements of changes in net assets in liquidation and cash flows for the years ended March 31, 2014, 2013 and 2012. These financial statements are the responsibility of the Trust Administrator of the Motors Liquidation Company GUC Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of the Motors Liquidation Company GUC Trust as of March 31, 2014 and 2013 and the related statements of changes in net assets in liquidation and cash flows for the years ended March 31, 2014, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

Auburn Hills, Michigan

May 22, 2014

Motors Liquidation Company GUC Trust

STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

March 31, 2014 and 2013

(Dollars in thousands)

	March 31, 2014	March 31, 2013
ASSETS
Cash and Cash Equivalents	$14,932	$1,010
Marketable Securities	44,382	76,796
Holdings of New GM Securities (Note 6)	1,114,078	1,591,110
Other Assets and Deposits	1,502	1,815

TOTAL ASSETS	1,174,894	1,670,731
LIABILITIES
Accounts Payable and Other Liabilities	3,105	6,782
Liquidating Distributions Payable (Note 5)	42,111	16,555
Deferred Tax Liability (Note 9)	—	164,845
Reserves for Residual Wind Down Claims (Note 8)	28,698	30,855
Reserves for Expected Costs of Liquidation (Note 8)	36,486	61,513

TOTAL LIABILITIES	110,400	280,550

NET ASSETS IN LIQUIDATION (Note 4)	$1,064,494	$1,390,181

See Accompanying Notes to Financial Statements.

Motors Liquidation Company GUC Trust

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

YEARS ENDED March 31, 2014, 2013 and 2012

(Dollars in thousands)

	Year Ended March 31, 2014	Year Ended March 31, 2013	Year Ended March 31, 2012
Net Assets in Liquidation, beginning of year	$1,390,181	$1,369,239	$—
Increase (decrease) in net assets in liquidation:
Transfer of interest in New GM Securities from Motors Liquidation Company	—	—	9,900,699
Reductions (additions) to reserves for Expected Costs of Liquidation	7,910	(17,488)	(52,993)
Incurrence of funding obligation to Avoidance Action Trust	—	—	(13,715)
Liquidating distributions (Note 5)	(1,205,764)	(29,389)	(7,883,466)
Net change in fair value of holdings of New GM Securities	702,654	123,936	(472,801)
Interest income and dividends	4,668	145	98
Income tax benefit (provision) (Note 9)	164,845	(56,262)	(108,583)

Net (decrease) increase in net assets in liquidation	(325,687)	20,942	1,369,239

Net Assets in Liquidation, end of year	$1,064,494	$1,390,181	1,369,239

See Accompanying Notes to Financial Statements.

Motors Liquidation Company GUC Trust

STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)

YEARS ENDED March 31, 2014, 2013 and 2012

(Dollars in thousands)

	Year Ended March 31, 2014	Year Ended March 31, 2013	Year Ended March 31, 2012
Cash flows from (used in) operating activities
Cash receipts from interest and dividends	$4,658	$151	$98
Cash paid for professional fees, governance costs and other administrative costs	(20,948)	(39,263)	(21,385)
Cash paid for Residual Wind-Down Claims	(1,678)	(1,387)	(1,560)
Cash paid for distributions in lieu of shares and warrants	(663)	(668)	—

Net cash flows used in operating activities	(18,631)	(41,167)	(22,847)
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(118,162)	(187,427)	(340,828)
Cash from maturities and sales of marketable securities	150,576	185,721	265,725

Net cash flows from (used in) investing activities	32,414	(1,706)	(75,103)
Cash flows from (used in) financing activities
Cash transfer from Motors Liquidation Company to fund Expected Costs of Liquidation	—	—	62,306
Cash transfer from Motors Liquidation Company to fund Residual Wind-Down Claims	—	—	33,807
Cash from sale of New GM Securities for Avoidance Action Trust	—	—	13,715
Cash from sale of New GM Securities to fund Expected Costs of Liquidation	—	17,969	26,518
Cash from sale of New GM Securities for distribution in lieu of shares and warrants	139	1,233	—
Cash transferred to the Avoidance Action Trust	—	(13,715)	—

Net cash flows from financing activities	139	5,487	136,346

Net increase (decrease) in cash and cash equivalents	13,922	(37,386)	38,396
Cash and cash equivalents, beginning of year	1,010	38,396	—

Cash and cash equivalents, end of year	$14,932	$1,010	38,396

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

March 31, 2014

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

Pursuant to the GUC Trust Agreement, holders of Disputed General Unsecured Claims become entitled to receive a distribution of New GM Securities from the GUC Trust if, and to the extent that, such Disputed General Unsecured Claims become Allowed General Unsecured Claims. Under the GUC Trust Agreement, the GUC Trust Administrator has the authority to file objections to such Disputed General Unsecured Claims and the Bankruptcy Court has extended the time by which the GUC Trust may object to Disputed General Unsecured Claims and Administrative Expenses as defined in the Plan to September 16, 2014 (which date may be further extended by application to the Bankruptcy Court). Such claims may be prosecuted through alternative dispute resolution proceedings, including mediation and arbitration (“ADR Proceedings”), if appropriate. As of March 31, 2014, there were approximately $79.5 million in Disputed General Unsecured Claims, which amount has been significantly reduced from approximately $8,154 million as of the Effective Date.

To the extent that all or a portion of a Disputed General Unsecured Claim is deemed invalid—or “disallowed”—by order of the Bankruptcy Court, by order of the tribunal presiding over the ADR Proceeding (if applicable), or by settlement with the GUC Trust, such portion of the Disputed General Unsecured Claim that is disallowed is not entitled to a distribution from the GUC Trust (subject to any appeal rights of the claimant). However, to the extent that a Disputed General Unsecured Claim is fully resolved, and such resolution results in all or a portion of the original Disputed General Unsecured Claim being deemed valid—or “allowed”—by order of the Bankruptcy Court, by order of the tribunal presiding over the ADR Proceeding (if applicable), or by settlement with the GUC Trust, such portion of the Disputed General Unsecured Claim that is allowed will be considered an Allowed General Unsecured Claim on the Effective Date (such claims, “Resolved Disputed Claims”).

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

Funding for GUC Trust Costs of Liquidation

The GUC Trust has incurred and will continue to incur certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (as the “GUC Trust Administrative Fund”) for the purpose of paying certain fees and expenses (including certain tax obligations) incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for professionals retained by the GUC Trust), other than the Reporting Costs, as defined below (“Wind-Down Costs”). As of March 31, 2014, the remaining Administrative Fund aggregated $11.6 million (consisting of cash and cash equivalents and marketable securities aggregating $10.6 million and prepaid expenses of $1.0 million). Of that amount, approximately $8.0 million has been separately designated for the satisfaction of certain costs and liabilities of the GUC Trust (other than Reporting Costs (as defined below)) and $3.6 million is available for other Wind-Down Costs, which funds must be exhausted prior to the use of any Other Administrative Cash (as defined below) for such purposes. Cash or investments from the GUC Trust Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

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

The GUC Trust Agreement provides that, if the GUC Trust Administrator determines that the Administrative Fund is not sufficient to satisfy the current or projected Wind-Down Costs or the Initial Reporting Cash is not sufficient to satisfy the current or projected Reporting Costs, the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to set aside New GM

Securities from distribution for these purposes. The GUC Trust Administrator may then liquidate such “set aside” New GM Securities to fund the Wind-Down Costs and/or Reporting Costs with the required approval of the Bankruptcy Court. New GM Securities that are set aside and/or sold in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and the cash proceeds of any such sale (including related Dividend Cash) will be classified as “Other Administrative Cash” under the GUC Trust Agreement. Although any such liquidation of set aside New GM Securities will be reflected in the financial statements of the GUC Trust at the time of liquidation, the setting aside of New GM Securities, including Dividend Cash, itself is not reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust. Separate from this process of setting aside New GM Securities to satisfy unfunded projected costs and expenses of the GUC Trust, as a matter of financial reporting, the GUC Trust records a reserve in its Statement of Net Assets in Liquidation (the source of funding of which is not addressed therein) for all expected costs of liquidation for which there is a reasonable basis for estimation. For this reason, among others, there is not a direct relationship between the amount of such reserve reflected in the Statement of Net Assets in Liquidation and the value of any New GM Securities that are set aside for current or projected costs and expenses of the GUC Trust. Adjustments to the Reserve for Expected Costs of Liquidation as reported in the Statement of Net Assets in Liquidation are recorded only when there is a reasonable basis for estimation of the expected incurrence of additional costs or a reduction in expected costs. For more information regarding the Reserves for Expected Costs of Liquidation reflected in the Statement of Net Assets in Liquidation, see Note 8.

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

As of March 31, 2014, Other Administrative Cash aggregated $13.2 million. To the extent that any of the Other Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining Other Administrative Cash will be distributed by the GUC Trust to holders of the GUC Trust Units.

As of March 31, 2014, New GM Securities with an aggregate fair market value as of that date of $51.6 million and related Dividend Cash of $0.2 million have been set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2014, including $3.5 million set aside for projected income taxes on dividends received or declared on holdings of New GM common Stock as described below in “Funding for Potential Tax Liabilities on Dispositions of New GM Securities and Dividends on New GM Common Stock”. Accordingly, such New GM Securities are currently not available for distribution to the beneficiaries of the GUC Trust Units.

Funding for Potential Tax Liabilities on Dispositions of New GM Securities and Dividends on New GM Common Stock

The GUC Trust is subject to U.S. federal income tax on realized net gains from the distribution and sale of shares of New GM Common Stock and New GM Warrants (such taxes, “Taxes on Distribution”). The GUC Trust is also subject to U.S. federal income tax on dividends received on New GM Common Stock held by the GUC Trust (such taxes, “Dividend Taxes”). The GUC Trust Agreement provides that the Administrative Fund may not be utilized to satisfy any Taxes on Distribution or Dividend Taxes. As such, the GUC Trust Administrator is authorized, with the approval of the GUC Trust Monitor, to set aside from distribution certain numbers of New GM Securities, the liquidated proceeds of which, along with the related Dividend Cash, would be sufficient to satisfy any potential Taxes on Distribution or Dividend Taxes. The New GM Securities that are set aside for Dividend Taxes are included in the set-aside for Wind-Down Costs described above in “Funding for GUC Trust Costs of Liquidation”. The GUC Trust Administrator may then liquidate such “set aside” New GM Securities to fund the Taxes on Distribution or Dividend Taxes, with the approval of the GUC Trust Monitor, but, with respect to Taxes on Distributions, without the necessity of obtaining approval of the Bankruptcy Court. New GM Securities that are set aside and subsequently sold in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and the cash proceeds of any such sale, along with the related Dividend Cash, will be classified as “Other Administrative Cash” under the GUC Trust Agreement. New GM Securities that have been so set aside are included in Holdings of New GM Securities in the accompanying Statement of Net Assets in Liquidation. In the event such set-aside New GM Securities were sold to fund Taxes on Distribution or Dividend Taxes, the proceeds of such sale would be reflected in Cash and Cash Equivalents and/or Marketable Securities until expended to pay Taxes on Distribution or Dividend Taxes. While the set-aside New GM Securities and the related Dividend Cash are not available for distribution, there is no corresponding liability or reserve related to such set aside assets reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust.

During the year ended March 31, 2014, the GUC Trust Administrator reviewed the current and potential Taxes on Distribution. As a result of such review, the GUC Trust Administrator determined that New GM Securities with an aggregate fair market value (as of March 31, 2014) of $536.3 million and related Dividend Cash of $2.2 million should be set aside for potential Taxes on Distribution based on (1) the GUC Trust’s method for calculating potential net gains on distributions or sales of New GM Securities (reduced by carryforward net operating and capital losses and future deductible expenses at March 31, 2014) and (2) the GUC Trust’s method for converting the potential tax liability to the number of securities to be set aside. Such New GM Securities are not currently available for distribution to the beneficiaries of GUC Trust Units. The GUC Trust Administrator intends to continue to reevaluate the numbers of New GM Securities set aside on a quarterly basis.

As previously disclosed, during the quarter ended September 30, 2013, the GUC Trust made a determination to file its U.S. federal income tax returns taking the position that beneficial ownership for a substantial majority of New GM Securities was transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date, instead of December 15, 2011, when record ownership of the remaining New GM Securities still held by MLC was transferred from MLC to the GUC Trust. For the remaining substantial minority of New GM Securities transferred from MLC to the GUC Trust, the GUC Trust determined that the transfer of beneficial ownership occurred on other dates for which the tax basis should be determined by reference to the value of such securities on such dates. Subsequently, the GUC Trust filed its U.S. federal income tax return for the year ended March 31, 2013 with the Internal Revenue Service using the new tax position described above. This new tax position resulted in an increased tax basis of the New GM Securities from the prior tax position and, therefore, reduced taxable gains and increased taxable losses on distributions and sales of New GM Securities since March 31, 2011. The new tax position has not been sustained on examination by the Internal Revenue Service as of the date hereof. However, the GUC Trust believes, based on the available evidence and consultation with GUC Trust professionals, that it is more likely than not that the new tax position will be sustained on examination by the Internal Revenue Service based on the technical merits of the position. Accordingly, this new tax position has been reflected in the amounts recognized in current and deferred income tax liabilities and the income tax benefit (provision) in the GUC Trust’s financial statements since September 30, 2013. By contrast, as a conservative measure, the calculation of the “set aside” of New GM Securities for potential Taxes on Distribution utilizes the prior tax position rather than the new tax position. The calculation of the “set aside” of New GM Securities for potential Taxes on Distribution will not reflect the new tax position unless and until the new tax position has been sustained on examination by the Internal Revenue Service, or the liability of the GUC Trust for Taxes on Distribution otherwise has been finally determined in accordance with Section 505(b) of the Bankruptcy Code, for all applicable income tax returns, including the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2014 and subsequent years.

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

Residual Wind-Down Claims and Costs

Upon the dissolution of the Debtors, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining disputed administrative expenses, priority tax claims, priority non-tax claims and secured claims (the “Residual Wind-Down Claims”). On December 15, 2011, under the Plan, the Debtors transferred to the GUC Trust an amount of cash necessary (the “Residual Wind-Down Assets”) to satisfy the ultimate allowed amount of such Residual Wind-Down Claims (including certain litigation defense costs related to the Term Loan Avoidance Action (the “Avoidance Action Defense Costs”)), as estimated by the Debtors, and the costs, fees and expenses relating to satisfying and resolving the Residual Wind-Down Claims (the “Residual Wind-Down Costs”). The Residual Wind-Down Assets initially aggregated approximately $42.8 million (which amount consisted of approximately $40.0 million in cash, including approximately $1.4 million for the payment of Avoidance Action Defense Costs, and the transferred benefit of approximately $2.8 million in prepaid expenses). Should the Residual Wind-Down Costs and the Residual Wind-Down Claims be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. If at any time the GUC Trust Administrator determines that the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims (including the actual amount of Avoidance Action Defense Costs) and Residual Wind-Down Costs, such costs will be satisfied by Other Administrative Cash. If there is no remaining Other Administrative Cash, the GUC Trust Administrator is authorized to, with GUC Trust Monitor approval, set aside and, with Bankruptcy Court approval, sell New GM Securities to cover the shortfall. To the extent that New GM Securities are set aside and sold to obtain funding to complete the wind-down of the Debtors, such securities will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Costs could reduce the assets of the GUC Trust available for distribution. Although any such sale of set aside New GM Securities would be reflected in the financial statements of the GUC Trust in the period of sale, the setting aside of New GM Securities and related Dividend Cash itself would not be reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust. After the GUC Trust has concluded its affairs, any funds remaining that were obtained from the sale of New GM Securities to fund the wind-down process or the resolution and satisfaction of the Residual Wind-Down Claims will be distributed to the holders of the GUC Trust Units.

The amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $0.7 million. As a result new Residual Wind-Down Claims have arisen in the amount of such excess. It is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise to be paid from the other remaining Residual Wind-Down Assets and, following the depletion of such assets, Other Administrative Cash or the sale of New GM Securities. As of March 31, 2014, $30.5 million in Residual Wind-Down Assets were held by the GUC Trust, which are recorded in cash and cash equivalents, marketable securities, and other assets and deposits in the accompanying Statement of Net Assets in Liquidation. By comparison, there were approximately $13.1 million in Residual Wind-Down Claims against such assets as of March 31, 2014, subject to increase for new Residual Wind-Down Claims that are expected to arise for Avoidance Action Defense Costs.

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC for the purposes of funding (1) $1.4 million in respect of certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC, or the Indenture Trustee / Fiscal and Paying Agent Costs, and (2) $2.0 million in respect of Reporting Costs. The funds received were credited to the reserve for expected costs of liquidation. Any unused portion of the funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of March 31, 2014, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs held by the GUC Trust approximated $0.5 million and are recorded in cash and cash equivalents in the accompanying Statement of Net Assets in Liquidation.

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

As described above, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units (“Trust Beneficiaries”). As Disputed General Unsecured Claims are resolved and allowed and thereby become Allowed General Unsecured Claims, the holders thereof become entitled to receive liquidating distributions of New GM Securities (and the related Dividend Cash) and GUC Trust Units pro rata by the amount of such Claims and, upon such occurrence, the GUC Trust incurs an obligation to distribute such securities. Accordingly, liquidating distributions payable are recorded (at the fair value of such New GM Securities and the related Dividend Cash) as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential Term Loan Avoidance Action Claims (as defined below) were to arise (and would become allowed) in the manner described in Note 2, liquidating distributions payable would be recorded for the New GM Securities and the related Dividend Cash (at fair value) that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence. Prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims. Rather, the beneficial interests of Trust Beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the accompanying financial statements.

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

Holdings of New GM Securities and Dividends Received on New GM Common Stock

Holdings of New GM Securities represent the GUC Trust’s holdings of New GM Securities held for future distribution in respect of Allowed General Unsecured Claims and the GUC Trust Units, and include amounts set aside from distribution to fund estimated and projected Wind-Down and Reporting Costs (including projected Dividend Taxes) and potential Taxes on Distribution as described in Note 2. The securities held consist of shares of New GM Common Stock and New GM Warrants as further described in Notes 1 and 6. The GUC Trust has valued its holdings in the securities at their fair value based on quoted market prices as of the last trading day of the fiscal year.

Dividends on holdings of New GM Common Stock are recorded as received (or accrued as of the record date for any declared but unpaid dividends). Such dividends and any future declared dividends on New GM Common Stock are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If shares of New GM Common Stock are distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units, then the dividends relating to those shares will also be distributed to such holders. If, however, shares of New GM Common Stock are sold by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case the dividends relating to those shares will be applied to such costs and liabilities of the GUC Trust and (just like the cash proceeds from the sale of the shares of New GM Common Stock) will be maintained in Other Administrative Cash. Because such dividends are applied to the same purpose as the New GM Common Stock, references to New GM Common Stock and New GM Securities that have been set aside from distribution, reserved or sold should be understood to include the dividends (if any) relating to such New GM Common Stock, unless expressly indicated otherwise. The amount of cash and cash equivalents held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock held by the GUC Trust is referred to as Dividend Cash.

Other Assets and Deposits

Other assets and deposits consist principally of prepaid insurance, prepaid expenses and retainers for professionals.

Accounts Payable and Other Liabilities

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

The GUC Trust is currently expected to generate gross income in the form of interest income and dividends on New GM Common Stock and recognize gains and/or losses upon its disposition of shares of New GM Common Stock and New GM Warrants which it now holds, which will be reduced by administrative expenses and any accumulated net operating and capital losses, to compute modified gross income. During the year ended March 31, 2014, the GUC Trust made a determination to file its U.S. federal income tax returns taking the tax position that beneficial ownership for a substantial majority of New GM Securities was transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date instead of December 15, 2011, when record ownership of the remaining New GM Securities still held by MLC was transferred from MLC to the GUC Trust. Accordingly, the GUC Trust filed its U.S. federal income tax returns for the year ended March 31, 2013 with the Internal Revenue Service using the new tax position. Such new tax position, however, as of the date hereof, has not been sustained on examination by the Internal Revenue Service.

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

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The GUC Trust’s Federal income tax returns for the years ended March 31, 2012 and 2013 are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, net operating and capital loss carryovers generated in the years ended March 31, 2012 and 2013, could be subject to examination by the Internal Revenue Service in subsequent years when the losses are utilized. As of March 31, 2014, there are no known items which would result in a significant accrual for uncertain tax positions.

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

Significant uncertainty remains both as to that time period and as to the extent of those activities. As of March 31, 2014, such remaining liquidation period has been estimated on a probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis in the circumstances. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period could change in the near term.

As the GUC Trust incurs such costs, the reserves are released to offset the costs incurred and a liability to the service provider is recognized as an accounts payable or accrued expense until paid.

The process of recording reserves as a matter of financial reporting is separate and distinct from the process by which New GM Securities (including related Dividend Cash) are set aside from distribution for the purposes of funding estimated and projected Wind-Down and Reporting Costs and potential Taxes on Distribution as described in Note 2.

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

New Accounting Standard

In April 2013, the FASB issued Accounting Standards Update No. 2013-07, Liquidation Basis of Accounting, which amended the FASB Accounting Standards Codification and provides guidance as to when an entity should apply the liquidation basis of accounting. In addition, this guidance establishes principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The provisions of this Accounting Standards Update are effective beginning April 1, 2014 for the GUC Trust. Such provisions require that income or cash expected to be received over the liquidation period be estimated and accrued to the extent that a reasonable basis for estimation exists. With respect to dividends on New GM Common Stock held by the GUC Trust, such dividends have been recorded as received (or accrued as of the record date for any declared but unpaid dividends) in the accompanying financial statements. The GUC Trust has not yet determined the impact the adoption of these provisions will have on its financial statements.

4. Net Assets in Liquidation

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units (“Trust Beneficiaries”). Certain assets of the GUC Trust are reserved for funding the expected costs of liquidation and potential tax liabilities and are not available to the Trust Beneficiaries. Other assets of the GUC Trust, primarily Holdings of New GM Securities, as described in Notes 1 and 6, are available to be distributed to the Trust Beneficiaries (“GUC Trust Distributable Assets”) in accordance with the Plan. The amounts of net assets in liquidation presented in the accompanying Statements of Net Assets in Liquidation at March 31, 2014 and 2013 correspond to the amounts of GUC Trust Distributable Assets as of March 31, 2014 and 2013.

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

The following presents the changes during the years ended March 31, 2014, 2013 and 2012 in the numbers of GUC Trust Units outstanding or for which the GUC Trust was obligated to issue:

	Year Ended March 31, 2014	Year Ended March 31, 2013	Year Ended March 31, 2012
Outstanding or issuable at beginning of year	30,227,314	30,036,945	—
Issued during the year (1)	1,644,941	274,604	29,923,831
Less: Issuable at beginning of year (2)	(28,879)	(113,114)	—
Add: Issuable at end of year (2)	10,326	28,879	113,114

Outstanding or issuable at end of year (3)	31,853,702	30,227,314	30,036,945

(1)	Of the 1,644,941 GUC Trust Units issued during the year ended March 31, 2014, 1,550,000 related to the Special Nova Scotia Distribution applicable to the Nova Scotia Settlement described in Note 5.
(2)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal quarter.
(3)	The number of GUC Trust Units outstanding at any time represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units and New GM Securities.

Allowed and Disputed Claims

The total cumulative pro rata liquidating distributions ultimately received by Trust Beneficiaries is dependent upon the current amount of Allowed General Unsecured Claims and final resolution of outstanding Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims (as described in Note 2). Disputed General Unsecured Claims at March 31, 2014 and 2013 reflect claim amounts at their originally filed amounts, a court ordered distribution “set aside” for certain claims filed without a claim amount and other adjustments as ordered by the court or permitted by the Plan. The Disputed General Unsecured Claims may settle at amounts that differ significantly from these amounts and at amounts that differ significantly from the historical pattern at which claims have been settled and allowed in proportion to claims resolved and disallowed. As described in Note 3, prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims. Liquidating distributions payable are recorded (at the fair value of New GM Securities to be distributed) as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2, liquidating distributions payable would be recorded for the New GM Securities (at fair value) that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence.

The following table presents a summary of the Allowed and Disputed General Unsecured Claims and Term Loan Avoidance Action Claims for the years ended March 31, 2014 and 2013:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claim Amount (2)
Total, March 31, 2012	$30,036,882	$5,205,267	$1,500,000	$6,705,267	$36,742,149
New Allowed General Unsecured Claims	190,362	—	—	—	190,362
Disputed General Unsecured Claims resolved or disallowed	—	(1,600,396)	—	(1,600,396)	(1,600,396)

Total, March 31, 2013	30,227,244	3,604,871	1,500,000	5,104,871	35,332,115
New Allowed General Unsecured Claims	1,626,386	—	—	—	1,626,386
Disputed General Unsecured Claims resolved or disallowed	—	(3,525,371)	—	(3,525,371)	(3,525,371)

Total, March 31, 2014	$31,853,630	$79,500	$1,500,000	$1,579,500	$33,433,130

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

On October 21, 2013, the Bankruptcy Court entered an order (the “Nova Scotia Order”) approving a settlement agreement (the “Nova Scotia Settlement”) relating to claims arising from the 8.375% guaranteed notes due December 7, 2015 and the 8.875% guaranteed notes due July 10, 2023, in each case issued in 2003 by General Motors Nova Scotia Finance Company (the “Nova Scotia Claims”). Pursuant to the Nova Scotia Settlement, the Nova Scotia Claims were reduced and allowed in an aggregate amount of $1.55 billion. As a result, on or about December 2, 2013, in accordance with the Nova Scotia Settlement and the Nova Scotia Order, the GUC Trust made a distribution solely to holders of the allowed Nova Scotia Claims, consisting of, in the aggregate, 6,174,015 shares of New GM Common Stock, 5,612,741 New GM Series A Warrants, 5,612,741 New GM Series B Warrants, and 1,550,000 GUC Trust Units (the “Special Nova Scotia Distribution”). In addition, on or about December 23, 2013, in accordance with the Nova Scotia Settlement and the Nova Scotia Order, the GUC Trust made a special distribution of Excess GUC Trust Distributable Assets to all holders of GUC Trust Units, consisting of 6,735,070 shares of New GM Common Stock, 6,122,789 New GM Series A Warrants, and 6,122,789 New GM Series B Warrants (the “Special Excess Distribution”).

5. Liquidating Distributions

Liquidating distributions in the years ended March 31, 2014, 2013 and 2012 consisted of the following:

(in thousands)	2014	2013	2012
Distributions during the year	$1,180,208	$44,554	7,851,746
Less: Liquidating distributions payable at beginning of year	(16,555)	(31,720)	—
Add: Liquidating distributions payable at end of year	42,111	16,555	31,720

Total	$1,205,764	$29,389	7,883,466

The distributions during the year ended March 31, 2014, consisted of (1) the Special Nova Scotia Distribution, (2) the Special Excess Distribution, (3) distributions to holders of Resolved Disputed Claims (exclusive of the Nova Scotia Distribution) and (4) distributions to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements. See Note 4 for additional information regarding the Special Nova Scotia Distribution and the Special Excess Distribution

The distributions during the year ended March 31, 2013 consisted of distributions to (1) holders of Resolved Disputed Claims and (2) holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements. The distributions during the year ended March 31, 2012 included those distributions and two distributions in respect of all outstanding GUC Trust Units.

The GUC Trust was obligated at March 31, 2014 and 2013 to distribute 575,278 and 288,600 shares, respectively, of New GM Stock, 522,865 and 262,306, respectively, of New GM Series A Warrants, and 522,865 and 262,306, respectively, of New GM Series B Warrants in the aggregate to the following: (1) holders of Resolved Disputed Claims, (2) certain holders of Allowed General Unsecured Claims who had not then satisfied certain informational requirements necessary to receive these securities and (3) excess distributions to holders of GUC Trust Units (at March 31, 2014). In addition, as of March 31, 2014 and 2013, cash of $0.2 million and $0.6 million, respectively, was then distributable to governmental entities which are precluded by applicable law from receiving distributions of New GM Securities, for distributions in lieu of fractional shares and warrants and for Dividend Cash associated with the New GM Common Stock that the GUC Trust was obligated to distribute at March 31, 2014.

6. Holdings of New GM Securities

At March 31, 2014 and 2013, the Holdings of New GM Securities, at fair value, consisted of the following:

	2014		2013
	Number	Fair Value (in thousands)	Number	Fair Value (in thousands)
New GM Common Stock	15,297,307	$526,533	28,714,897	$798,849
New GM Series A Warrants	13,906,391	345,435	26,104,257	484,492
New GM Series B Warrants	13,906,391	242,110	26,104,257	307,769

Total		$1,114,078		$1,591,110

As described in Note 5, as of March 31, 2014 and 2013, the GUC Trust had accrued liquidating distributions payable of $42.1 million and $16.6 million, respectively, in respect of New GM Securities and cash of $0.2 million and $0.6 million, respectively, then distributable. As a result, the numbers of New GM Securities reflected above include shares and warrants for which liquidating distributions were then pending. As of March 31, 2014 and 2013, these securities for which distributions were then pending aggregated 575,278 and 288,600 shares of New GM Common Stock, respectively, 522,865 and 262,306 Series A Warrants, respectively, and 522,865 and 262,306 Series B Warrants, respectively.

As of March 31, 2014, the number of common stock shares and warrants in the table above also includes New GM Securities aggregating $51.6 million (excluding related Dividend Cash) reserved, or set aside, for projected GUC Trust fees, costs and expenses to be incurred beyond 2014 (including $3.5 million for projected Dividend Taxes) and $536.3 million (excluding related Dividend Cash) of New GM Securities reserved, or set aside, for potential Taxes on Distribution. As of March 31, 2013, the number of common stock shares and warrants in the table above also includes New GM Securities aggregating $41.0 million reserved, or set aside, for projected GUC Trust fees, costs and expenses to be incurred beyond 2013 and $407.3 million of New GM Securities reserved, or set aside, for potential Taxes on Distribution. As a result, as of March 31, 2014 and 2013, the numbers of New GM Securities in the table above include an aggregate of 8,072,042 and 8,092,231 shares of New GM Common Stock, respectively, 7,338,194 and 7,356,545 New GM Series A Warrants, respectively, and 7,338,194 and 7,356,545 New GM Series B Warrants, respectively, which have been so set aside.

Set forth below are the aggregate number and fair value of all such shares and warrants which are pending distribution or are reserved, or set aside, and are not available for distribution at March 31, 2014 and 2013.

	2014		2013
	Number	Fair Value (in thousands)	Number	Fair Value (in thousands)
New GM Common Stock	8,647,320	$297,641	8,380,831	$233,155
New GM Series A Warrants	7,861,059	195,269	7,618,851	141,405
New GM Series B Warrants	7,861,059	136,861	7,618,851	89,826

Total		$629,771		$464,386

7. Fair Value Measurements

Accounting standards require certain assets and liabilities be reported at fair value in the financial statements and provide a framework for establishing that fair value. The framework for determining fair value is based on a hierarchy that prioritizes the inputs and valuation techniques used to measure fair value. The Trust’s Cash Equivalents, Marketable Securities, Holdings of New GM Securities and Liquidating Distributions Payable are presented as provided by this hierarchy.

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

Level 3—Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs at March 31, 2014 and 2013.

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

The following table presents information about the GUC Trust’s assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and 2013, and the valuation techniques used by the GUC Trust to determine those fair values.

	March 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$8,953	$—	$—	$8,953
Marketable Securities:
Municipal commercial paper and demand notes	—	18,005	—	18,005
Corporate commercial paper	—	26,377	—	26,377
Holdings of New GM Securities
New GM Common Stock	526,533	—	—	526,533
New GM Warrants	587,545	—	—	587,545

Total Assets	$1,123,031	$44,382	$—	$1,167,413

Liabilities:
Liquidating distributions payable	$42,111	$—	$—	$42,111

	March 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$354	$—	$—	$354
Marketable Securities:
Municipal commercial paper and demand notes	—	61,006	—	61,006
Corporate commercial paper	—	15,790	—	15,790
Holdings of New GM Securities
New GM Common Stock	798,848	—	—	798,848
New GM Warrants	792,262	—	—	792,262

Total Assets	$1,591,464	$76,796	$—	$1,668,260

Liabilities:
Liquidating distributions payable	$16,555	$—	$—	$16,555

The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value:

•	Due to its short-term, liquid nature, the fair value of cash equivalents approximates its carrying value.

•	Holdings of New GM Securities are valued at closing prices reported on the active market on which the securities are traded.

•	Marketable securities include municipal commercial paper and variable demand notes and corporate commercial paper. Municipal variable demand notes trade daily at par value and, therefore, their fair value is equal to par value. Due to their short term maturities, the fair value of municipal and corporate commercial paper approximates their carrying value.

•	Liquidating distributions payable are valued at closing prices of New GM Securities reported on the active market on which the securities are traded

The GUC Trust’s policy is to recognize transfers between levels of the fair value hierarchy as of the actual date of the event of change in circumstances that caused the transfer. There were no such transfers during the years ended March 31, 2014 and 2013.

8. Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims

The following is a summary of the activity in the reserves for expected costs of liquidation for the years ended March 31, 2014, 2013 and 2012:

(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, April 1, 2011	$—	$—	$—	$—	$—	$—
Plus:
Funding for expected costs from MLC	52,734	—	1,365	1,358	7,555	63,012
Additions to reserve	32,434	20,560	—	—	—	52,994
Less liquidation costs incurred:
Trust Professionals	(25,320)	(6,975)	—	(78)	(3,506)	(35,879)
Trust Governance	(2,866)	—	(718)	—	—	(3,584)
Other Administrative Expenses	(167)	(265)	—	—	—	(432)

Balance, March 31, 2012	56,815	13,320	647	1,280	4,049	76,111
Plus additions to reserve	5,195	12,293	—	—	—	17,488
Less liquidation costs incurred:
Trust Professionals	(19,712)	(2,985)	—	(382)	(2,408)	(25,487)
Trust Governance	(4,191)	(1,866)	(148)	—	—	(6,205)
Other Administrative Expenses	(64)	(320)	—	—	(10)	(394)

Balance, March 31, 2013	38,043	20,442	499	898	1,631	61,513
Less reductions in reserves	(3,843)	(4,067)	—	—	—	(7,910)
Less liquidation costs incurred:
Trust Professionals	(7,736)	(2,013)	—	(898)	(373)	(11,020)
Trust Governance	(3,888)	(1,799)	(35)	—	—	(5,722)
Other Administrative Expenses	(47)	(328)	—	—	—	(375)

Balance, March 31, 2014	$22,529	$12,235	$464	$—	$1,258	$36,486

During the year ended March 31, 2014, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs decreased by $3.8 million and $4.1 million, respectively. During the year ended March 31, 2013, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased by $5.2 million and $12.3 million, respectively. During the year ended March 31, 2012, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased by $32.4 million and $20.6 million, respectively. Such revisions in the estimates were recorded as (reductions in) additions to the reserves for expected costs of liquidation in such years. The estimates of expected Wind-Down Costs for the year ended March 31, 2013 reflect the execution of a letter agreement with the DIP Lenders providing for relief from certain restrictions on utilization of Wind-Down Assets. The GUC Trust has recorded reserves for expected costs of liquidation that represent amounts expected to be incurred over the estimated remaining liquidation period of the GUC Trust for which there was a reasonable basis for estimation.

The amount of liquidation costs that will ultimately be incurred depends both on that time period and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of March 31, 2014, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through December 31, 2016, which has been estimated on a probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis in the circumstances. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period could change in the near term.

The following is a summary of the activity in the reserves for Residual Wind-Down Claims for the years ended March 31, 2014, 2013 and 2012:

(in thousands)	2014	2013	2012
Balance, beginning of year	$30,855	$32,247	$—
Plus reserves received during the year from MLC	—	—	33,807
Less claims allowed during the year	(2,157)	(1,392)	(1,560)

Balance, end of year	$28,698	$30,855	$32,247

9. Income Tax Benefit (Provision)

The income tax benefit (provision) in the Statements of Changes in Net Assets in Liquidation for years ended March 31, 2014 and 2013 was determined by computing the deferred tax provisions using the GUC Trust’s statutory tax rate of 39.6% that became effective on April 1, 2013. For the year ended March 31, 2012, the GUC Trust’s statutory tax rate of 35% was applied. There was no current tax benefit or provision in any of such years due to cumulative net operating and capital losses, and no income taxes have been paid by the GUC Trust.

The components of the income tax benefit (provision) in the Statements of Changes in Net Assets in Liquidation for years ended March 31, 2014, 2013 and 2012 are as follows:

(in thousands)	2014	2013	2012
Current	$—	$—	$—
Deferred	164,845	(56,262)	(108,583)

Total	$164,845	$(56,262)	$(108,583)

Deferred taxes in the accompanying Statement of Net Assets in Liquidation at March 31, 2014 and 2013, are comprised of the following components:

(in thousands)	2014	2013
Deferred tax assets:
Reserves for expected costs of liquidation	$13,414	$21,983
Net operating and capital loss carryovers	106,867	18,212

Gross deferred tax assets	120,281	40,195
Less: Valuation allowance	(71,197)	—

Deferred tax asset, net of valuation allowance	49,084	40,195
Deferred tax liabilities:
Fair value in excess of tax basis of holdings of New GM Securities	(49,084)	(205,040)

Gross deferred tax liabilities	(49,084)	(205,040)

Net deferred tax liability	$—	$(164,845)

The income tax benefit of $164.8 million for the year ended March 31, 2014, primarily resulted from a decrease in the net deferred tax liability during the year. Such decrease in the net deferred tax liability primarily resulted from a decrease in the deferred tax liability for the excess of fair value over the tax basis of holdings of New GM Securities and an increase in the deferred tax asset for net operating and capital loss carryovers, offset in part by the establishment of a valuation allowance against net deferred tax assets of $71.2 million. Both the decrease in the deferred tax liability for the excess of fair value over the tax basis of New GM Securities and the increase in the deferred tax asset for net operating and capital loss carryovers primarily resulted from a new tax position that was taken in the GUC Trust’s U.S. federal income tax returns. As previously disclosed in the GUC Trust’s Form 10-Q for the quarter ended September 30, 2013, the GUC Trust made a determination to file its U.S. federal income tax returns taking the tax position that beneficial ownership for a substantial majority of New GM Securities transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date, instead of December 15, 2011, when record ownership of the remaining New GM Securities still held by MLC was transferred from MLC to the GUC Trust. For the remaining substantial minority of New GM Securities transferred from MLC to the GUC Trust, the GUC Trust determined that transfer of beneficial ownership occurred on other dates for which the tax basis should be determined by reference to the value of such securities on such dates. This new tax position resulted in an increased tax basis of the New GM Securities from the prior tax position and, therefore, reduced taxable gains and increased taxable losses on distributions and sales of New GM Securities since March 31, 2011.

As a result, a tax benefit of $411.6 million (net of establishment of a valuation allowance against deferred tax assets of $103.9 million) related to the new tax position was recognized in the financial statements during the three months ended September 30, 2013. The benefit was recognized because the GUC Trust believes, based on the available evidence and consultation with GUC Trust professionals, that it is more likely than not that the new tax position in the amounts to be reflected in the GUC Trust’s income tax returns, will be sustained on examination by the Internal Revenue Service, based on the technical merits of the position. Subsequently, the GUC Trust filed its U.S. federal income tax returns for the year ended March 31, 2013 with the Internal Revenue Service using the new tax position. Although the GUC Trust’s U.S. federal income tax returns for the years ended March 31, 2012 and 2013 are no longer subject to examination by the Internal Revenue Service as a result of the application of Section 505(b) of the Bankruptcy Code, such new tax position, as of the date hereof, has not been sustained on examination by the Internal Revenue Service. Accordingly, capital loss carryovers generated in the years ended March 31, 2012 and 2013, from the new tax position, could be subject to examination by the Internal Revenue Service in subsequent years when those losses are utilized.

Such income tax benefit recognized during the three months ended September 30, 2013 was partially offset during the year ended March 31, 2014, primarily by an increase in the deferred tax liability associated with an increase in the fair value of holdings of New GM Securities since March 31, 2013.

The valuation allowance against deferred tax assets referred to above of $103.9 million that was established in the quarter ended September 30, 2013, was reversed during the quarter ended December 31, 2013. Such reversal was due to anticipated taxable gains exceeding deductible items primarily as a result of utilization of capital loss carryovers in the quarter ended December 31, 2013. Such capital loss carryovers were utilized as a result of the generation of taxable gains from the distribution of New GM Securities during the quarter. During the quarter and year ended March 31, 2014, the GUC Trust recorded a full valuation allowance against its net deferred tax assets of $71.2 million as of March 31, 2014 due to uncertainty as to whether the deferred tax assets are realizable. Realization of the net deferred tax assets is dependent upon generation of taxable gains upon the distribution or sale of New GM Securities in the future, which is not determinable prior to occurrence, or the receipt of future dividends on New GM Common Stock held by the GUC Trust for which a reasonable basis for estimation does not exist at this time.

As of March 31, 2014, the GUC Trust has net operating loss carryforwards of $84.5 million that begin to expire in March 2032, and capital loss carryforwards of $185.4 million (after giving effect to the new tax position with respect to the tax basis of New GM Securities described above) that begin to expire in March 2017 resulting in a deferred tax asset of $106.9 million in the aggregate for both carryforwards.

10. Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and will continue to receive certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company, as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the years ended March 31, 2014 and 2013. Fees during the year ended March 31, 2012 were $480,000.

In addition, Wilmington Trust Company has also entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. The fees and commissions charged by Wilmington Trust Company and its affiliates pursuant to these arrangements are consistent with the standard fees and commissions charged by Wilmington Trust Company to unrelated third-parties in negotiated transactions. During the years ended March 31, 2014, 2013 and 2012, the total amount of such fees and commissions was approximately $53,000, $147,000, and $210,000, respectively.

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

The GUC Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities and Exchange Act of 1934, as amended). During the fiscal period covered by this report, the management of the GUC Trust, with the participation of the Vice President of the GUC Trust Administrator, conducted an evaluation of the effectiveness of its internal control over financial reporting, based on the framework in “Internal Control– Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the GUC Trust’s management has concluded that, as of March 31, 2014, the GUC Trust’s internal control over financial reporting was effective. This annual report does not include an auditor’s attestation report regarding internal control over financial reporting, because the GUC Trust is a non-accelerated filer and is therefore not subject to such auditor attestation requirements under applicable rules of the Securities and Exchange Commission.

Aside from improvements made in connection with the documentation and testing of internal control over financial reporting as part of the foregoing evaluation, during the fiscal year ended March 31, 2014, no other change occurred that materially affected, or is reasonably likely to materially affect, the GUC Trust’s internal control over financial reporting.

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

Pursuant to the No Action Letter, in response to Item 401 of Regulation S-K, this Form 10-K includes disclosure relating to certain individuals who are employed by the GUC Trust Administrator and GUC Trust Monitor, respectively, in a leadership capacity with respect to the administration by the GUC Trust Administrator and the monitorship by the GUC Trust Monitor, respectively, with regard to the GUC Trust:

•	David Allen Vanaskey, Jr. , 49, is a vice-president in the Capital Markets Division of Wilmington Trust Company. At Wilmington Trust Company, he has management and account responsibilities in asset financing, equipment financing and restructuring and default products. David Vanaskey has worked in the financial services industry for over 25 years. He has specialized in asset securitizations, equipment financings, corporate lending and project finance transactions. He has participated in Chapter 11 restructurings, creditor committee participation, liquidations, and disbursements. Most recently he was the Indenture Trustee in the General Motors unsecured public debt transactions and chaired the committee for unsecured creditors in the General Motors bankruptcy.

•	Conor P. Tully, 42, is a senior managing director in the Corporate Finance/Restructuring practice of FTI Consulting, Inc. Mr. Tully has more than 19 years of experience in providing clients with strategic planning, merger and acquisition advisory and business advisory services in both distressed and healthy company situations. For the past 16 years, Mr. Tully has specialized in providing restructuring services to companies, financial institutions and creditors in the troubled company environment, including both formal Chapter 11 proceedings and out-of-court workout situations. Mr. Tully’s industry experience includes the automotive, financial services, consumer products, telecom, metals, energy and manufacturing industries. Prior to joining FTI Consulting, Inc. in October, 2004, Mr. Tully was a director in the restructuring practice of Ernst & Young Corporate Finance LLC. Mr. Tully holds a B.A. in accountancy from Manhattan College. He is a certified public accountant, a certified insolvency and restructuring advisor, a certified turnaround professional, and is accredited in business valuation. Mr. Tully is also a member of the American Bankruptcy Institute, the American Institute of Certified Public Accountants, the Association of Insolvency and Restructuring Advisors, and the Turnaround Management Association.

Item 11.	Executive Compensation.

Under the GUC Trust Agreement, the GUC Trust Administrator is entitled to receive fair and reasonable compensation for its services, to be paid out of the Administrative Fund in accordance with the Budget prior to the final distribution date. The GUC Trust Administrator is entitled, without the need for approval of the Bankruptcy Court, to reimburse itself from the Administrative Fund on a monthly basis for such compensation and all reasonable out-of-pocket expenses actually incurred in the performance of duties in accordance with the GUC Trust Agreement and the Budget. In addition, to the extent the Administrative Fund is not sufficient to provide the GUC Trust Administrator with fair and reasonable compensation for its services or for reasonable out-of-pocket expenses, the GUC Trust Administrator will be paid out of the Other Administrative Cash in accordance with Section 6.1 of the GUC Trust Agreement. During the fiscal year ended March 31, 2014, the GUC Trust Administrator received compensation of approximately $3.6 million under the GUC Trust Agreement and expense reimbursements of approximately $115 thousand.

Under the GUC Trust Agreement, the GUC Trust Monitor is entitled to receive fair and reasonable compensation for its services, to be paid out of the Administrative Fund, in accordance with the Budget. The GUC Trust Monitor is entitled, without the need for approval of the Bankruptcy Court, to direct the GUC Trust Administrator to reimburse the GUC Trust Monitor from the Administrative Fund on a monthly basis, for such compensation and all reasonable out-of-pocket expenses actually incurred in the performance of duties in accordance with the GUC Trust Agreement, consistent with the Budget prepared pursuant to Section 6.4 of the GUC Trust Agreement. In addition, to the extent the Administrative Fund is not sufficient to provide the GUC Trust Monitor with fair and reasonable compensation for its services or for reasonable out-of-pocket expenses, it will be paid out of the Other Administrative Cash in accordance with Section 6.1 of the GUC Trust Agreement. During the fiscal year ended March 31, 2014, the GUC Trust Monitor received compensation of approximately $2.0 million under the GUC Trust Agreement and expense reimbursements of approximately $17 thousand.

As noted above, the GUC Trust has no officers, directors or employees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Disclosure under this item is not required, pursuant to the No Action Letter.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and will continue to receive certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the year ended March 31, 2014.

In addition, Wilmington Trust Company has also entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. The fees and commissions charged by Wilmington Trust Company and its affiliates pursuant to these arrangements are consistent with the standard fees and commissions charged by Wilmington Trust Company to unrelated third-parties in negotiated transactions. During the fiscal year ended March 31, 2014, the total amount of such fees and commissions was approximately $53,000.

Item 14.	Principal Accounting Fees and Services.

Fees for professional services provided by Plante & Moran, PLLC, the GUC Trust’s independent auditors, in each of the years ended March 31, 2014 and 2013, in each of the following categories, including related expenses, are as follows:

	Year Ended March 31,
	2014	2013
Audit Fees (1)	$268,211	$301,108
Audit-Related Fees (2)	—	5,506
Tax Fees (3)	19,709	128,504
All Other Fees	—	—

Total	$287,920	$435,118

(1)	Consists of fees for the audit of the GUC Trust’s annual financial statements, review of the GUC Trust’s Form 10-K, review of quarterly financial statements included in the GUC Trust’s Forms 10-Q, and review of Form 8-K filings.
(2)	Consists of fees for consultation on accounting, financial reporting, and internal control matters.
(3)	Includes fees for preparation of the GUC Trust’s federal income tax return for the fiscal years ended March 31, 2013 and 2012, preparation of the MLC federal and state income tax returns for its final tax year ended December 15, 2012, and assistance with other MLC tax compliance matters.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the annual report on Form 10-K of Motors Liquidation Company GUC Trust, for the fiscal year ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Net Assets in Liquidation (Liquidation Basis) as of March 31, 2014 and 2013, (ii) Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the years ended March 31, 2014, 2013, and 2012, (iii) Statements of Cash Flows (Liquidation Basis) for the years ended March 31, 2014,2013, and 2012 and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 22, 2014

MOTORS LIQUIDATION COMPANY GUC TRUST

By: Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

By:	/s/ David A. Vanaskey
Name: David A. Vanaskey
Title: Vice President of Wilmington Trust Company

EXHIBIT INDEX

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the annual report on Form 10-K of Motors Liquidation Company GUC Trust, for the fiscal year ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Net Assets in Liquidation (Liquidation Basis) as of March 31, 2014 and 2013, (ii) Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the years ended March 31, 2014, 2013 and 2012, (iii) Statements of Cash Flows (Liquidation Basis) for the years ended March 31, 2014, 2013 and 2012, and (iv) Notes to Financial Statements.