Form 10-Q
period 2014-06-30
Motors Liquidation Co
filed 2014-08-13
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-00043

Motors Liquidation Company GUC Trust

(Exact name of registrant as specified in its charter)

Delaware	45-6194071
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Wilmington Trust Company, as trust administrator and trustee Attn: David A. Vanaskey, Jr., Vice President Rodney Square North 1100 North Market Street Wilmington, Delaware	19890-1615
(Address of principal executive offices)	(Zip Code)

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

*	The registrant is not required to file reports pursuant to Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934, but has filed all reports required pursuant to the no-action letter of the Securities and Exchange Commission to the registrant dated May 23, 2012.

MOTORS LIQUIDATION COMPANY GUC TRUST

FORM 10-Q TABLE OF CONTENTS

Item 1.	Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	June 30, 2014	March 31, 2014
	Unaudited
ASSETS
Cash and Cash Equivalents	$21,463	$14,932
Marketable Securities	39,306	44,382
Accrued Dividends on Holdings of New GM Common Stock	4,580	—
Holdings of New GM Securities (Note 5)	1,179,715	1,114,078
Other Assets and Deposits	1,598	1,502

TOTAL ASSETS	1,246,662	1,174,894
LIABILITIES
Accounts Payable and Other Liabilities	3,933	3,105
Liquidating Distributions Payable (Note 4)	48,978	42,111
Reserves for Residual Wind-Down Claims (Note 7)	28,335	28,698
Reserves for Expected Costs of Liquidation (Note 7)	34,680	36,486

TOTAL LIABILITIES	115,926	110,400

NET ASSETS IN LIQUIDATION (Note 3)	$1,130,736	$1,064,494

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Net Assets in Liquidation, beginning of period	$1,064,494	$1,390,181
Increase (decrease) in net assets in liquidation:
Net (additions to) reductions in reserves for Expected Costs of Liquidation	(1,844)	1,678
Liquidating distributions (Note 4)	(10,278)	(18,923)
Net change in fair value of holdings of New GM Securities	69,030	417,924
Dividends and interest income	9,334	27
Income tax provision	—	(166,170)

Net increase in net assets in liquidation	66,242	234,536

Net Assets in Liquidation, end of period	$1,130,736	$1,624,717

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Cash flows from (used in) operating activities
Cash receipts from dividends and interest	$4,606	$25
Cash paid for professional fees, governance costs and other administrative costs	(2,623)	(5,476)
Cash paid for Residual Wind-Down Claims	(510)	(1,168)
Cash paid for distributions	(84)	(16)

Net cash flows from (used in) operating activities	1,389	(6,635)
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(30,529)	(21,750)
Cash from maturities and sales of marketable securities	35,605	28,856

Net cash flows from investing activities	5,076	7,106
Cash flows from financing activities
Cash from sale of New GM Securities for distribution	66	17

Net cash flows from financing activities	66	17

Net increase in cash and cash equivalents	6,531	488
Cash and cash equivalents, beginning of period	14,932	1,010

Cash and cash equivalents, end of period	$21,463	$1,498

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

June 30, 2014

1.	Description of Trust and Reporting Policies

The Motors Liquidation Company GUC Trust (“GUC Trust”) is a successor to Motors Liquidation Company (formerly known as General Motors Corp.) (“MLC”) for the purposes of Section 1145 of the United States Bankruptcy Code (“Bankruptcy Code”). The GUC Trust holds, administers and directs the distribution of certain assets pursuant to the terms and conditions of the Amended and Restated Motors Liquidation Company GUC Trust Agreement (the “GUC Trust Agreement”), dated as of June 11, 2012 and as amended from time to time, and pursuant to the Second Amended Joint Chapter 11 Plan (the “Plan”), dated March 18, 2011, of MLC and its debtor affiliates (collectively, along with MLC, the “Debtors”), for the benefit of holders of allowed general unsecured claims against the Debtors (“Allowed General Unsecured Claims”).

The GUC Trust was formed on March 30, 2011, as a statutory trust under the Delaware Statutory Trust Act, for the purposes of implementing the Plan and distributing the GUC Trust’s distributable assets. The Plan generally provides for the distribution of certain shares of common stock (“New GM Common Stock”) of the new General Motors Company, formerly known as NGMCO, Inc. (“New GM”), and certain warrants for the purchase of shares of such stock (the “New GM Warrants,” and, together with the New GM Common Stock, the “New GM Securities”) to holders of Allowed General Unsecured Claims pro rata by the amount of such claims. In addition, the Plan provides that each holder of an Allowed General Unsecured Claim will obtain, in the form of GUC Trust Units (as defined below), a contingent right to receive, on a pro rata basis, additional shares of New GM Common Stock and New GM Warrants (if and to the extent such New GM Common Stock and New GM Warrants are not required for the satisfaction of previously Disputed General Unsecured Claims (as defined in Note 2) or liquidation for the payment of the expenses and liabilities of the GUC Trust) and certain cash, if any, remaining at the dissolution of the GUC Trust.

The GUC Trust exists solely for the purpose of resolving claims, distributing New GM Securities (and associated Dividend Cash (as defined below)) and winding down the affairs of MLC, all in accordance with a plan of liquidation of MLC approved by the Bankruptcy Court. Accordingly, the GUC Trust has prepared the accompanying financial statements on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Under the liquidation basis of accounting as prescribed by the Financial Accounting Standards Board (FASB) Accounting Standards Codification, assets are stated at their estimated net realizable value, which is the non-discounted amount of cash into which an asset is expected to be converted during the liquidation period, while liabilities continue to be recognized at the amount required by other U.S. GAAP, and are not remeasured to reflect any anticipation that an entity will be legally released from an obligation. Additionally, under the liquidation basis of accounting, a reserve is established for estimated costs expected to be incurred during the liquidation period. Such costs are accrued when there is a reasonable basis for estimation. As described below, beginning in the quarter ended June 30, 2014, an accrual is made for estimated income or cash expected to be received over the liquidation period to the extent that a reasonable basis for estimation exists. These estimates are periodically reviewed and adjusted as appropriate. The valuation of assets at net realizable value, the accrual for dividends on the GUC Trust’s holdings of New GM Common Stock expected to be received over the liquidation period, reserves for residual wind-down claims and reserves for expected liquidation costs represent estimates, are based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change.

As described above, the beneficiaries of the GUC Trust are future holders and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units (“Trust Beneficiaries”). As Disputed General Unsecured Claims are resolved and allowed and thereby become Allowed General Unsecured Claims, the holders thereof become entitled to receive liquidating distributions of New GM Securities (and the related Dividend Cash) and GUC Trust Units pro rata by the amount of such Claims and, upon such occurrence, the GUC Trust incurs an obligation to distribute such securities. Accordingly, liquidating distributions payable are recorded (at the fair value of such New GM Securities and the related Dividend Cash) as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential Term Loan Avoidance Action Claims (as defined in Note 2) were to arise (and would become allowed) in the manner described in Note 2, liquidating distributions payable would be recorded for the New GM Securities and the related Dividend Cash (at fair value) that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence. Prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims. Rather, the beneficial interests of Trust Beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the accompanying financial statements.

The accompanying (a) condensed statement of net assets in liquidation at March 31, 2014, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements. The GUC Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets in liquidation for the three months ended June 30, 2014 are not necessarily indicative of the changes in net assets that may be expected for the full year. The GUC Trust believes that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, the accompanying interim condensed financial statements should be read in conjunction with the GUC Trust’s financial statements for the year ended March 31, 2014 included in Form 10-K filed by the GUC Trust with the Securities and Exchange Commission on May 22, 2014.

The preparation of condensed financial statements in conformity with U.S. GAAP requires the GUC Trust Administrator to make estimates and assumptions that affect the reported amounts of assets and liabilities and are subject to change.

Changes to U.S. GAAP are made by the FASB in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification. The GUC Trust considers the applicability and impact of all ASU’s. ASU’s not noted herein were assessed and determined to be not applicable. During the quarter ended June 30, 2014, the GUC Trust adopted Accounting Standards Update No. 2013-07, “Liquidation Basis of Accounting”. Such standard requires that income or cash expected to be received over the liquidation period be estimated and accrued to the extent that a reasonable basis for estimation exists. The effect of adoption of such standard was not material to the GUC Trust’s financial statements for the quarter ended June 30, 2014. As of June 30, 2014, the GUC Trust has accrued approximately $4.7 million for (a) dividends of $4.6 million expected to be received by the GUC Trust on its holdings of New GM Common Stock and (b) interest income of approximately $155,000 expected to be earned on marketable securities over the estimated remaining liquidation period of the GUC Trust. Such accrued dividends consist of dividends of $0.30 per share declared by New GM in August 2014 payable to common stockholders of record on September 10, 2014. No accrual has been made with respect to any additional dividends that may be declared by New GM in the future, because the GUC Trust believes that a reasonable basis for estimation of such potential dividends does not exist at this time.

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

Pursuant to the GUC Trust Agreement, holders of Disputed General Unsecured Claims become entitled to receive a distribution of New GM Securities from the GUC Trust if, and to the extent that, such Disputed General Unsecured Claims become Allowed General Unsecured Claims. Under the GUC Trust Agreement, the GUC Trust Administrator has the authority to file objections to such Disputed General Unsecured Claims and the Bankruptcy Court has extended the time by which the GUC Trust may object to Disputed General Unsecured Claims and Administrative Expenses as defined in the Plan to September 16, 2014 (which date may be further extended by application to the Bankruptcy Court). Such claims may be prosecuted through alternative dispute resolution proceedings, including mediation and arbitration (“ADR Proceedings”), if appropriate. As of June 30, 2014, there were approximately $79.5 million in Disputed General Unsecured Claims, which amount has been significantly reduced from approximately $8,154 million as of the Effective Date. See “—Allowed and Disputed Claims” below.

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

GUC Trust Distributable Assets

Pursuant to the terms of the Plan, the Bankruptcy Court authorized the distribution of 150 million shares of New GM Common Stock issued by New GM, warrants to acquire 136,363,635 newly issued shares of New GM Stock with an exercise price set at $10.00 per share (“New GM Series A Warrants”), and warrants to acquire 136,363,635 newly issued shares of New GM Stock with an exercise price set at $18.33 per share (“New GM Series B Warrants”). Record ownership of the New GM Securities was held by MLC for the benefit of the GUC Trust until the dissolution of MLC on December 15, 2011, at which time record ownership was transferred to the GUC Trust.

The GUC Trust received dividends on the New GM Common Stock it held in March and June 2014 aggregating $9.2 million. New GM has also declared a dividend of $0.30 per share to holders of New GM Common Stock of record as of September 10, 2014. Such dividends and any future declared dividends on New GM Common Stock are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If shares of New GM Common Stock are distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units, then the dividends relating to those shares will also be distributed to such holders. If, however, shares of New GM Common Stock are sold by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to those shares will be applied to such costs and liabilities of the GUC Trust and (just like the cash proceeds from the sale of the shares of New GM Common Stock) will be maintained in Other Administrative Cash. Because such dividends are applied to the same purpose as the New GM Common Stock, references in this Form 10-Q to New GM Common Stock and New GM Securities that have been set aside from distribution, reserved or sold should be understood to include the dividends (if any) relating to such New GM Common Stock, unless expressly indicated otherwise. The amount of cash and cash equivalents held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock held by the GUC Trust is referred to as Dividend Cash.

Funding for GUC Trust Costs of Liquidation

The GUC Trust has incurred and will continue to incur certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (the “Administrative Fund”) for the purpose of paying certain fees and expenses (including certain tax obligations) incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for professionals retained by the GUC Trust), other than the Reporting Costs, as defined below (“Wind-Down Costs”). As of June 30, 2014, the remaining Administrative Fund aggregated $10.7 million (consisting of cash and cash equivalents and marketable securities aggregating $9.8 million and prepaid expenses of $0.9 million). Of that amount, approximately $8.0 million has been separately designated for the satisfaction of certain costs and liabilities of the GUC Trust (other than Reporting Costs (as defined below)) and $2.7 million is available for other Wind-Down Costs, which funds must be exhausted prior to the use of any Other Administrative Cash (as defined below) for such purposes. Cash or investments from the Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

The GUC Trust Agreement authorized the GUC Trust to liquidate approximately $5.7 million of New GM Securities (the “Initial Reporting Cash”) shortly after the Effective Date for the purposes of funding certain fees and expenses of the GUC Trust (the “Reporting Costs”), including those directly or indirectly relating to (i) reports to be prepared and filed by the GUC Trust pursuant to applicable rules, regulations and interpretations of the Securities and Exchange Commission, (ii) the transfer, registration for transfer and certification of GUC Trust Units, and (iii) the application by the Committee to the Internal Revenue Service for a private letter ruling regarding the tax treatment of the GUC Trust and the holders of Allowed General Unsecured Claims in respect to the distribution of New GM Securities. The GUC Trust Agreement provides that the Administrative Fund may not be utilized to satisfy any Reporting Costs.

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

The Bankruptcy Court previously approved in March 2012, and December 2012, the sale of New GM Securities to fund the then current and projected costs and expenses of the GUC Trust. In March 2012, the Bankruptcy Court order also authorized the sale of further New GM Securities for the purpose of funding certain fees, costs and expenses of the Avoidance Action Trust (as described below under the heading “—Funding for Avoidance Action Trust”). Through March 31, 2013, sales of New GM Securities to fund projected Reporting Costs and Wind-Down Costs aggregated approximately $50.2 million, including the Initial Reporting Cash (which amounts comprised part of the GUC Trust’s Other Administrative Cash). Such securities sold aggregated 902,228 shares of New GM Common Stock, 820,205 New GM Series A Warrants and 820,205 New GM Series B Warrants. There have been no subsequent sales of securities to fund Wind-Down Costs and Reporting Costs.

As of June 30, 2014, Other Administrative Cash aggregated $11.5 million. To the extent that any of the Other Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining Other Administrative Cash will be distributed by the GUC Trust to holders of the GUC Trust Units.

As of June 30, 2014, New GM Securities with an aggregate fair market value as of that date of $64.3 million and related Dividend Cash of $0.5 million have been set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2014, including $5.4 million set aside for projected income taxes on dividends received on holdings of New GM common Stock as described below in “Funding for Potential Tax Liabilities on Dispositions of New GM Securities and Dividends on New GM Common Stock”. Accordingly, such New GM Securities are currently not available for distribution to the beneficiaries of the GUC Trust Units.

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

During the quarter ended June 30, 2014, the GUC Trust Administrator reviewed the current and potential Taxes on Distribution. As a result of such review, the GUC Trust Administrator determined that New GM Securities with an aggregate fair market value (as of June 30, 2014) of $552.0 million and related Dividend Cash of $4.3 million should be set aside for potential Taxes on Distribution based on (1) the GUC Trust’s method for calculating potential net gains on distributions or sales of New GM Securities (reduced by carryforward net operating and capital losses and future deductible expenses at June 30, 2014) and (2) the GUC Trust’s method for converting the potential tax liability to the number of securities to be set aside. Such New GM Securities are not currently available for distribution to the beneficiaries of GUC Trust Units. The GUC Trust Administrator intends to continue to reevaluate the numbers of New GM Securities set aside on a quarterly basis.

As previously disclosed, during the quarter ended September 30, 2013, the GUC Trust made a determination to file its U.S. federal income tax returns taking the position that beneficial ownership for a substantial majority of New GM Securities was transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date, instead of December 15, 2011, when record ownership of the remaining New GM Securities still held by MLC was transferred from MLC to the GUC Trust. For the remaining substantial minority of New GM Securities transferred from MLC to the GUC Trust, the GUC Trust determined that the transfer of beneficial ownership occurred on other dates for which the tax basis should be determined by reference to the value of such securities on such dates. Subsequently, the GUC Trust filed its U.S. federal income tax return for the years ended March 31, 2014 and 2013 with the Internal Revenue Service using the new tax position described above. This new tax position resulted in an increased tax basis of the New GM Securities from the prior tax position and, therefore, reduced taxable gains and increased taxable losses on distributions and sales of New GM Securities since March 31, 2011. The new tax position has not been sustained on examination by the Internal Revenue Service as of the date hereof. However, the GUC Trust believes, based on the available evidence and consultation with GUC Trust professionals, that it is more likely than not that the new tax position will be sustained on examination by the Internal Revenue Service based on the technical merits of the position. Accordingly, this new tax position has been recognized in the current and deferred income tax liabilities and the income tax provision in the GUC Trust’s financial statements since the quarter ended September 30, 2013. By contrast, as a conservative measure, the calculation of the “set aside” of New GM Securities for potential Taxes on Distribution utilizes the prior tax position rather than the new tax position. The calculation of the “set aside” of New GM Securities for potential Taxes on Distribution will not reflect the new tax position unless and until the new tax position has been sustained on examination by the Internal Revenue Service, or the liability of the GUC Trust for Taxes on Distribution otherwise has been finally determined in accordance with Section 505(b) of the Bankruptcy Code, for all applicable income tax returns, including the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2014 and subsequent years. The GUC Trust’s U.S. federal income tax return for the year ended March 31, 2014 was filed with the Internal Revenue Service on June 12, 2014, and a prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code was requested that same day. As of the date of this Form 10-Q, the GUC Trust has not received notification from the Internal Revenue Service whether or not its income tax return for the year ended March 31, 2014 has been selected for examination. In the event that the GUC Trust subsequently receives such notification from the Internal Revenue Service, it intends to file a current report on Form 8-K disclosing whether or not the tax return will be audited by the Internal Revenue Service.

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

The amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $1.1 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. It is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise to be paid from the other remaining Residual Wind-Down Assets and, following the depletion of such assets, the Administrative Fund (to the extent of any excess amounts remaining in the Administrative Fund from the funds separately designated for the satisfaction of certain costs and liabilities of the GUC Trust), Other Administrative Cash or the sale of New GM Securities. As of June 30, 2014, $30.0 million in Residual Wind-Down Assets were held by the GUC Trust, which are recorded in cash and cash equivalents and marketable securities (aggregating approximately $29.9 million) and other assets and deposits (approximately $0.1 million) in the accompanying Condensed Statement of Net Assets in Liquidation. By comparison, there were approximately $1.3 million in Residual Wind-Down Claims against such assets as of June 30, 2014, subject to increase for new Residual Wind-Down Claims that are expected to arise for Avoidance Action Defense Costs.

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC for the purposes of funding (1) $1.4 million in respect of certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC, or the Indenture Trustee / Fiscal and Paying Agent Costs, and (2) $2.0 million in respect of Reporting Costs. The funds received were credited to the reserve for expected costs of liquidation. Any unused portion of the funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of June 30, 2014, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs held by the GUC Trust approximated $0.5 million and are recorded in cash and cash equivalents in the accompanying Condensed Statement of Net Assets in Liquidation.

3.	Net Assets in Liquidation

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. Certain assets of the GUC Trust are reserved for funding the expected costs of liquidation and potential tax liabilities and are currently not available to the Trust Beneficiaries. Other assets of the GUC Trust, primarily Holdings of New GM Securities, as described in Notes 1 and 5, are available to be distributed to the Trust Beneficiaries (“GUC Trust Distributable Assets”) in accordance with the Plan and the GUC Trust Agreement. The amounts of net assets in liquidation presented in the accompanying Condensed Statements of Net Assets in Liquidation at June 30, 2014 and March 31, 2014 correspond to the amounts of GUC Trust Distributable Assets as of June 30, 2014 and March 31, 2014.

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

The following presents the changes during the three months ended June 30, 2014 in the number of GUC Trust Units outstanding or for which the GUC Trust was obligated to issue:

Trust Units
Outstanding or issuable at March 31, 2014	31,853,702
Issued during the period	10,326
Less: Issuable at beginning of period (1)	(10,326)
Add: Issuable at end of period (1)	—

Outstanding or issuable at June 30, 2014 (2)	31,853,702

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal quarter.
(2)	The number of GUC Trust Units outstanding at any time represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units and New GM Securities.

Allowed and Disputed Claims

The total cumulative pro rata liquidating distributions ultimately received by Trust Beneficiaries is dependent upon the current amount of Allowed General Unsecured Claims and final resolution of outstanding Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims (as described in Note 2). Disputed General Unsecured Claims at June 30, 2014 reflect claim amounts at their originally filed amounts, a court ordered distribution “set aside” for certain claims filed without a claim amount and other adjustments as ordered by the court or permitted by the Plan. The Disputed General Unsecured Claims may settle at amounts that differ significantly from these amounts and at amounts that differ significantly from the historical pattern at which claims have been settled and allowed in proportion to claims resolved and disallowed. As described in Note 1, prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims. Liquidating distributions payable are recorded (at the fair value of New GM Securities to be distributed) as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2, liquidating distributions payable would be recorded for the New GM Securities (at fair value) that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence.

The following table presents a summary of the Allowed and Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims for the three months ended June 30, 2014:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claim Amount (2)
Total, March 31, 2014	$31,853,630	$79,500	$1,500,000	$1,579,500	$33,433,130
New Allowed General Unsecured Claims, net	—	—	—	—	—
Disputed General Unsecured Claims resolved or disallowed	—	—	—	—	—

Total, June 30, 2014	$31,853,630	$79,500	$1,500,000	$1,579,500	$33,433,130

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

4.	Liquidating Distributions

Liquidating distributions in the three months ended June 30, 2014 consisted of the following:

(in thousands)	Fair Value
Distributions during the period	$3,411
Less: Liquidating distributions payable at March 31, 2014	(42,111)
Add: Liquidating distributions payable at June 30, 2014	48,978

Total	$10,278

The distributions during the three months ended June 30, 2014 consisted of distributions to (1) holders of Resolved Disputed Claims and (2) holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements.

The GUC Trust was obligated at June 30, 2014 to distribute 627,650 shares of New GM Stock, 570,485 of New GM Series A Warrants, and 570,485 of New GM Series B Warrants in the aggregate to the following: (1) holders of GUC Trust Units for excess distributions payable and (2) certain holders of Allowed General Unsecured Claims who had not then satisfied certain informational requirements necessary to receive these securities. In addition, as of June 30, 2014, cash of $0.4 million was then distributable to (a) governmental entities which are precluded by applicable law from receiving distributions of New GM Securities, (b) for distributions in lieu of fractional shares and warrants, and (c) for Dividend Cash associated with the New GM Common Stock that the GUC Trust was obligated to distribute at June 30, 2014.

5.	Holdings of New GM Securities

At June 30, 2014, the Holdings of New GM Securities, at fair value, consisted of the following:

	Number	Fair Value (in thousands)
New GM Common Stock	15,249,101	$553,542
New GM Series A Warrants	13,862,577	368,883
New GM Series B Warrants	13,862,577	257,290

Total		$1,179,715

As described in Note 4, as of June 30, 2014, the GUC Trust had accrued liquidating distributions payable aggregating $49.0 million, consisting of $48.6 million in respect of New GM Securities and cash of $0.4 million then distributable. As a result, the numbers of New GM Securities reflected above include shares and warrants for which liquidating distributions were then pending. As of June 30, 2014, these securities for which distributions were then pending aggregated 627,650 shares of New GM Common Stock, 570,485 Series A Warrants and 570,485 Series B Warrants.

As of June 30, 2014, the number of common stock shares and warrants in the table above also includes New GM Securities aggregating $64.3 million (excluding related Dividend Cash) reserved, or set aside, for projected GUC Trust fees, costs and expenses to be incurred beyond 2014 (including $5.4 million for projected Dividend Taxes) and $552.0 million (excluding related Dividend Cash) of New GM Securities reserved, or set aside, for potential Taxes on Distribution. As a result, as of June 30, 2014, the numbers of New GM Securities in the table above include an aggregate of 7,966,477 shares of New GM Common Stock, 7,242,226 New GM Series A Warrants, and 7,242,226 New GM Series B Warrants which have been so set aside.

Set forth below are the aggregate number and fair value of all such shares and warrants which are pending distribution or are reserved, or set aside, and are not available for distribution at June 30, 2014.

	Number	Fair Value (in thousands)
New GM Common Stock	8,594,127	$311,967
New GM Series A Warrants	7,812,711	207,896
New GM Series B Warrants	7,812,711	145,004

Total		$664,867

6.	Fair Value Measurements

Accounting standards require certain assets and liabilities be reported at fair value in the financial statements and provide a framework for establishing that fair value. The framework for determining fair value is based on a hierarchy that prioritizes the inputs and valuation techniques used to measure fair value. The GUC Trust’s Cash Equivalents, Marketable Securities, Holdings of New GM Securities and Liquidating Distributions Payable are presented as provided by this hierarchy.

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

Level 3—Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs at June 30, 2014 and March 31, 2014.

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

The following table presents information about the GUC Trust’s assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and March 31, 2014, and the valuation techniques used by the GUC Trust to determine those fair values.

	June 30, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$10,780	$—	$—	$10,780
Marketable Securities:
Municipal commercial paper and demand notes	—	13,631	—	13,631
Corporate commercial paper	—	25,675	—	25,675
Holdings of New GM Securities:
New GM Common Stock	553,542	—	—	553,542
New GM Warrants	626,173	—	—	626,173

Total Assets	$1,190,495	$39,306	$—	$1,229,801

Liabilities:
Liquidating distributions payable	$48,978	$—	$—	$48,978

	March 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$8,953	$—	$—	$8,953
Marketable Securities:
Municipal commercial paper and demand notes	—	18,005	—	18,005
Corporate commercial paper	—	26,377	—	26,377
Holdings of New GM Securities:
New GM Common Stock	526,533	—	—	526,533
New GM Warrants	587,545	—	—	587,545

Total Assets	$1,123,031	$44,382	$—	$1,167,413

Liabilities:
Liquidating distributions payable	$42,111	$—	$—	$42,111

The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value:

•	Due to its short-term, liquid nature, the fair value of cash equivalents approximates its carrying value.

•	Holdings of New GM Securities are valued at closing prices reported on the active market on which the securities are traded.

•	Marketable securities include municipal commercial paper and variable demand notes and corporate commercial paper. Municipal variable demand notes trade daily at par value and, therefore, their fair value is equal to par value. Due to their short term maturities, the fair value of municipal and corporate commercial paper approximates their carrying value.

•	Liquidating distributions payable are valued at closing prices of New GM Securities reported on the active market on which the securities are traded.

The GUC Trust’s policy is to recognize transfers between levels of the fair value hierarchy as of the actual date of the event of change in circumstances that caused the transfer. There were no such transfers during the three months ended June 30, 2014 and the year ended March 31, 2014.

7.	Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims

The following is a summary of the activity in the reserves for expected costs of liquidation for the three months ended June 30, 2014 and 2013:

	Three months ended June 30, 2014
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2014	$22,529	$12,235	$464	$—	$1,258	$36,486
Plus additions to (reductions in) reserves	2,437	(593)	—	—	—	1,844
Less liquidation costs incurred:
Trust Professionals	(1,526)	(585)	—	—	(20)	(2,131)
Trust Governance	(917)	(453)	(18)	—	—	(1,388)
Other Administrative Expenses	(10)	(121)	—	—	—	(131)

Balance, June 30, 2014	$22,513	$10,483	$446	$—	$1,238	$34,680

	Three months ended June 30, 2013
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2013	$38,043	$20,442	$499	$898	$1,631	$61,513
Plus additions to (reductions in) reserves	141	(1,819)	—	—	—	(1,678)
Less liquidation costs incurred:
Trust Professionals	(3,604)	(685)	—	(138)	(237)	(4,664)
Trust Governance	(973)	(449)	(8)	—	—	(1,430)
Other Administrative Expenses	(13)	(127)	—	—	—	(140)

Balance, June 30, 2013	$33,594	$17,362	$491	$760	$1,394	$53,601

During the three months ended June 30, 2014, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased by $2.4 million and decreased by $0.6 million, respectively. During the three months ended June 30, 2013, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased by $0.1 million and decreased by $1.8 million, respectively. Such revisions in the estimates were recorded as additions to (reductions in) the reserves for expected costs of liquidation in such periods. The GUC Trust has recorded reserves for expected costs of liquidation that represent amounts expected to be incurred over the estimated remaining liquidation period of the GUC Trust for which there was a reasonable basis for estimation as of June 30, 2014.

The amount of liquidation costs that will ultimately be incurred depends both on that time period and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of June 30, 2014, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through October 31, 2016, which has been estimated predominantly on a probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis in the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period could change in the near term.

The following is a summary of the activity in the reserves for Residual Wind-Down Claims for the three months ended June 30, 2014 and 2013:

(in thousands)	2014	2013
Balance, beginning of period	$28,698	$30,855
Less claims allowed during the period	(363)	(1,163)

Balance, end of period	$28,335	$29,692

8.	Income Tax Provision

The income tax provision in the Condensed Statements of Changes in Net Assets in Liquidation for the three months ended June 30, 2014 and 2013 was determined by computing the current and deferred tax provisions for the interim period using the GUC Trust’s statutory tax rate of 39.6% that became effective on April 1, 2013. There was no current tax benefit or provision in any of such periods due to cumulative net operating and capital losses, and no income taxes have been paid by the GUC Trust.

The components of the income tax provision in the Condensed Statements of Changes in Net Assets in Liquidation for three months ended June 30, 2014 and 2013 are as follows:

(in thousands)	2014	2013
Current	$—	$—
Deferred	—	166,170

Total	$—	$166,170

Deferred taxes in the accompanying condensed statement of net assets in liquidation at June 30, 2014 are comprised of the following components:

Deferred tax assets:
Reserves for expected costs of liquidation	$12,555
Net operating and capital loss carryovers	106,526

Gross deferred tax assets	119,081
Less: Valuation allowance	(40,895)

Deferred tax asset, net of valuation allowance	78,186
Deferred tax liabilities:
Fair value in excess of tax basis of holdings of New GM Securities	(76,311)
Other	(1,875)

Gross deferred tax liabilities	(78,186)

Net deferred tax liability	$—

For the years ended March 31, 2013 and 2014, the GUC Trust has filed its U.S. federal income tax returns taking the position that beneficial ownership for a substantial majority of New GM Securities transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date instead of December 15, 2011, when record ownership of the remaining New GM Securities still held by MLC was transferred from

MLC to the GUC Trust. For the remaining substantial minority of New GM Securities transferred from MLC to the GUC Trust, the GUC Trust determined that transfer of beneficial ownership occurred on other dates for which the tax basis should be determined by reference to the value of such securities on such dates. This new tax position resulted in an increased tax basis of the New GM Securities from the prior tax position and, therefore, reduced taxable gains and increased taxable losses on distributions and sales of New GM Securities since March 31, 2011. The GUC Trust believes, based on the available evidence and consultation with GUC Trust professionals, that it is more likely than not that the new tax position in the amounts reflected in the GUC Trust’s income tax returns, will be sustained on examination by the Internal Revenue Service, based on the technical merits of the position. Although the GUC Trust’s federal income tax returns for the years ended March 31, 2012 and 2013 are no longer subject to examination by the Internal Revenue Service as a result of the application of Section 505(b) of the Bankruptcy Code, this new tax position, as of the date hereof, has not been sustained on examination by the Internal Revenue Service. Accordingly, capital loss carryovers generated in the years ended March 31, 2012 and 2013, from the new tax position, could be subject to examination by the Internal Revenue Service in subsequent years when those losses are utilized. On June 12, 2014, the GUC Trust filed its U.S. federal income tax return for the year ended March 31, 2014 with the Internal Revenue Service, and requested a prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code that same day. As of the date of this Form 10-Q, the GUC Trust has not received notification from the Internal Revenue Service whether or not its income tax return for the year ended March 31, 2014 has been selected for examination.

A full valuation allowance against net deferred tax assets aggregating $40.9 million was established as of June 30, 2014 due to uncertainty as to whether the deferred tax assets are realizable. Such valuation allowance was reduced by $30.3 million from the full valuation allowance against net deferred tax assets established as of March 31, 2014. Realization of the net deferred tax assets is dependent upon the generation of taxable gains upon the distribution or sale of New GM Securities in the future, which is not determinable prior to occurrence, or the receipt of future dividends on New GM Common Stock held by the GUC Trust for which a reasonable basis for estimation does not exist at this time.

As of June 30, 2014, the GUC Trust has net operating loss carryforwards of $83.9 million and capital loss carryforwards of $185.1 million (resulting in a deferred tax asset of $106.5 million) after giving effect to the new tax position with respect to the tax basis of New GM Securities described above.

9.	Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and will continue to receive certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company, as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the three months ended June 30, 2014 and 2013.

In addition, Wilmington Trust Company has also entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. The fees and commissions charged by Wilmington Trust Company and its affiliates pursuant to these arrangements are consistent with the standard fees and commissions charged by Wilmington Trust Company to unrelated third-parties in negotiated transactions. During the three months ended June 30, 2014 and 2013, the total amount of such fees and commissions was approximately $6,000 and $18,000, respectively.

Item 2.	Management’s Discussion and Analysis

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its first fiscal quarter ended June 30, 2014. It is intended to be read in conjunction with the condensed financial statements of the GUC Trust included in Item 1 above, which we refer to as the financial statements. For additional information about the purpose and administrative operations of the GUC Trust, see the disclosure in the notes to the financial statements filed with this Form 10-Q and in the Form 10-K filed by the GUC Trust with the Securities and Exchange Commission on May 22, 2014. A glossary of defined terms used in this Form 10-Q is provided under the heading “Glossary” below.

Overview

The GUC Trust is a successor to Motors Liquidation Company (which dissolved on December 15, 2011), or MLC, for the purposes of Section 1145 of title 11 of the United States Code, or the Bankruptcy Code. The GUC Trust was initially formed on March 30, 2011, for the purposes of implementing the Second Amended Joint Chapter 11 Plan, or the Plan, of MLC and its affiliated debtors-in-possession, or the Debtors, which was filed with the United States Bankruptcy Court for the Southern District of New York, or the Bankruptcy Court, on March 18, 2011. The Plan subsequently became effective on March 31, 2011, or the Effective Date, and, on April 18, 2013, the Bankruptcy Court entered an order granting the GUC Trust’s request for entry of a final decree administratively closing each of the Debtors chapter 11 cases other than the chapter 11 case of MLC.

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

In March and June 2014, the GUC Trust received dividends on the New GM Common Stock it held as of the respective record dates of $0.30 per share (each quarter) aggregating approximately $9.2 million. New GM has also declared a dividend of $0.30 per share to holders of New GM Common Stock of record as of September 10, 2014. Such dividends and any future declared dividends on

New GM Common Stock are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If shares of New GM Common Stock are distributed to holders of subsequently allowed Disputed General Unsecured Claims (including Term Loan Avoidance Action Claims) and GUC Trust Units, then the dividends relating to those shares will also be distributed to such holders. If, however, shares of New GM Common Stock are sold by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to those shares will be applied to such costs and liabilities of the GUC Trust and (just like the cash proceeds from the sale of the shares of New GM Common Stock) will be maintained in Other Administrative Cash. Because such dividends are applied to the same purpose as the New GM Common Stock, references in this Form 10-Q to New GM Common Stock and New GM Securities that have been set aside from distribution, reserved or sold should be understood to include the dividends (if any) relating to such New GM Common Stock, unless expressly indicated otherwise. The amount of cash and cash equivalents held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock held by the GUC Trust is referred to as Dividend Cash.

Pursuant to the GUC Trust Agreement, the GUC Trust is required to make quarterly distributions to the holders of Allowed General Unsecured Claims that were allowed during the immediately preceding fiscal quarter. Under the terms of the Plan, and subject to rounding under the Plan, the GUC Trust Agreement and the rules of applicable clearing system, each $1,000 in amount of such new Allowed General Unsecured Claims is currently entitled to receive (upon delivery of any information required by the GUC Trust) an initial distribution of 4.19 shares of New GM Common Stock, 3.81 New GM Series A Warrants and 3.81 New GM Series B Warrants, as well as one GUC Trust Unit. Such initial distribution includes a pro rata share of New GM Securities that have been distributed as Excess GUC Trust Distributable Assets (as defined below) in respect of GUC Trust Units since the Effective Date of the Plan. Quarterly distributions are made to holders of newly Allowed General Unsecured Claims as promptly as practicable after the first day of the fiscal quarter following the periods ending each March 31, June 30, September 30 and December 31, during the life of the GUC Trust.

In addition to the foregoing, the GUC Trust is required to make quarterly distributions in respect of GUC Trust Units if Excess GUC Trust Distributable Assets at the end of the preceding fiscal quarter exceed certain thresholds set forth in the Trust Agreement. Such distributions in respect of GUC Trust Units, if any, are made as promptly as practicable after the periods ending each March 31, June 30, September 30 and December 31. Excess GUC Trust Distributable Assets means (i) New GM Securities (only if and to the extent such New GM Securities (a) are not required for the satisfaction of new Allowed General Unsecured Claims and (b) have not been set aside from distribution to fund potential liquidation and administrative costs or income tax liabilities of the GUC Trust (as described below under “Net Assets in Liquidation—New GM Securities Set Aside from Distribution”), (ii) Dividend Cash associated with such New GM Securities, and (iii) Other Administrative Cash (as defined below under the heading “—Funding for the GUC Trust’s Liquidation and Administrative Costs”) available, if any, for distribution to the holders of GUC Trust Units.

Funding for the GUC Trust’s Liquidation and Administrative Costs

As of the Effective Date, pursuant to the Plan, MLC funded approximately $52.7 million in cash to the GUC Trust, or the Administrative Fund, to be held and maintained by the GUC Trust Administrator for the purpose of paying certain fees and expenses incurred by the GUC Trust (including the fees of the GUC Trust Administrator and the GUC Trust Monitor, the fees and expenses of other professionals retained by the GUC Trust, and certain tax obligations), which are referred to as the Wind-Down Costs. The United States Department of the Treasury and the Governments of Canada and Ontario (through Export Development Canada), which are referred to collectively as the DIP Lenders, maintain a lien on the Administrative Fund which relates to certain funds advanced at the commencement of the Debtors’ insolvency proceedings. Consequently, pursuant to the GUC Trust Agreement, any cash or investments from the Administrative Fund which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. As of June 30, 2014, approximately $10.7 million remained in the Administrative Fund and is recorded in cash and cash equivalents and marketable securities (aggregating $9.8 million) and prepaid and other assets (approximating $0.9 million). Of that amount of $10.7 million, approximately $8.0 million has been separately designated for the satisfaction of certain costs and liabilities of the GUC Trust (other than Reporting Costs) and $2.7 million is available for other Wind-Down Costs, which funds must be exhausted prior to the use of any Other Administrative Cash for such purposes. As described above, any cash or investments in the Administrative Fund that remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

The GUC Trust Agreement provides that the Administrative Fund may not be utilized to fund certain specified costs, fees and expenses, which are referred to as Reporting Costs, including those directly or indirectly relating to (i) reports to be prepared and filed by the GUC Trust pursuant to applicable rules, regulations and interpretations of the Securities and Exchange Commission, or the SEC, (ii) the transfer, registration for transfer and certification of GUC Trust Units, (iii) the application by the Committee to the Internal Revenue Service for a private letter ruling regarding the tax treatment of the GUC Trust and the holders of Allowed General Unsecured Claims in respect to the distribution of New GM Securities, which is discussed in more detail below under the heading “—Income Tax Liabilities for Certain Capital Gains and Dividends on New GM Common Stock,” and (iv) certain legal proceedings relating to the Term Loan Avoidance Action. In addition, the Administrative Fund cannot be used to fund any current or projected tax liabilities of the GUC Trust, other than those included in the Administrative Fund budget. However, the GUC Trust

Agreement does provide the GUC Trust Administrator with the authority to set aside from distribution and sell New GM Securities to fund such Reporting Costs and projected tax liabilities (other than those included in the budget), with the approval of the Bankruptcy Court and/or the GUC Trust Monitor, in each case as described below.

The GUC Trust Agreement affords the GUC Trust Administrator, with the approval of the GUC Trust Monitor, the authority to set aside from distribution New GM Securities in numbers sufficient to satisfy (i) any current or projected Wind-Down Costs of the GUC Trust that exceed the amounts budgeted or were not budgeted in the Administrative Fund, including federal income taxes incurred in respect of dividends received by the GUC Trust on New GM Common Stock held by the GUC Trust, which are referred to as Dividend Taxes, (ii) any current or projected Reporting Costs that exceed the then currently available funds, or (iii) any current or projected Taxes on Distribution (as defined below). This process is not related to, and is separate from, the process of recognizing current and deferred income tax liabilities, as well as reserves for expected costs of liquidation in the Statement of Net Assets in Liquidation as a matter of financial reporting, which is only required for expected costs of liquidation for which there is a reasonable basis for estimation under applicable accounting standards. See “—Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” and “—Income Taxes” below.

The GUC Trust Administrator may liquidate New GM Securities that have been set aside from distribution to fund (with the required approval of the Bankruptcy Court) the current or projected Wind-Down Costs (including Dividend Taxes) or Reporting Costs of the GUC Trust and (with the required approval of only the GUC Trust Monitor) current and projected Taxes on Distribution of the GUC Trust. The cash proceeds of such sales, and the marketable securities in which such cash proceeds are invested, are referred to as Other Administrative Cash. Pursuant to the GUC Trust Agreement, any cash or marketable securities constituting Other Administrative Cash that remain at the winding up and conclusion of the GUC Trust will be distributed to the holders of GUC Trust Units. The Bankruptcy Court has previously, in March 2012, and again in December 2012, approved the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs. Through March 31, 2013, sales of New GM Securities to fund such Wind-Down Costs and Reporting Costs aggregated approximately $50.2 million, including approximately $5.7 million expressly authorized by the GUC Trust Agreement to be liquidated shortly after the Effective Date for the purposes of funding certain Reporting Costs, which is referred to as the Initial Reporting Cash, and no such sales have subsequently occurred. As of June 30, 2014, approximately $11.5 million remained in Other Administrative Cash and was recorded in cash and cash equivalents and marketable securities in the Condensed Statement of Net Assets in Liquidation as of June 30, 2014.

Residual Wind-Down Claims

In addition to resolving Disputed General Unsecured Claims, the GUC Trust Administrator is required to resolve and satisfy (to the extent allowed) certain disputed administrative expenses, priority tax claims, priority non-tax claims, and secured claims against the Debtors, or the Residual Wind-Down Claims. Upon the dissolution and winding up of MLC on December 15, 2011, or the Dissolution Date, the GUC Trust assumed responsibility for the resolution and satisfaction (to the extent allowed) of such Residual Wind-Down Claims. At that time, MLC transferred to the GUC Trust assets, or the Residual Wind-Down Assets, in an amount sufficient, based upon the Debtors’ reasonable estimates, to satisfy the residual Wind-Down Claims and the costs, fees and expenses related to satisfying and resolving the Residual Wind-Down Claims, or the Residual Wind-Down Costs. The Residual Wind-Down Assets so transferred approximated $42.8 million consisting of approximately $40.0 million in cash (including approximately $1.4 million for the payment of certain defense costs related to the Term Loan Avoidance Action, or Avoidance Action Defense Costs) and the transferred benefit of approximately $2.8 million in prepaid expenses. As of June 30, 2014, the amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash received by the GUC Trust from MLC on the Dissolution Date by approximately $1.1 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. The Term Loan Avoidance Action is currently pending before the U.S. Court of Appeals for the Second Circuit, and it is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise, to be paid from the remaining Residual Wind-Down Assets and, following the depletion of such assets, the Administrative Fund (to the extent of any excess amounts remaining in the Administrative Fund from the funds separately designated for the satisfaction of certain costs and liabilities of the GUC Trust), Other Administrative Cash or the sale of New GM Securities.

Pursuant to the GUC Trust Agreement and the Plan, the Residual Wind-Down Assets are to be administered in accordance with the GUC Trust Agreement and Plan and are to be used to satisfy and resolve the Residual Wind-Down Claims and to fund the Residual Wind-Down Costs and certain Avoidance Action Defense Costs. Any unused portions of the Residual Wind-Down Assets must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. If, collectively, the actual amounts of Residual Wind-Down Claims allowed (including Avoidance Action Defense Costs in excess of the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date) and the Residual Wind-Down Costs exceed the Residual Wind-Down Assets, the GUC Trust Administrator may be required to set aside from distribution and sell additional New GM Securities to fund the shortfall. Any such sale of securities would reduce the numbers of New GM Securities available for distribution to holders of GUC Trust Units.

As of June 30, 2014, Residual Wind-Down Assets aggregating $30.0 million were held by the GUC Trust and were recorded in cash and cash equivalents, marketable securities, and other assets and deposits in the Condensed Statement of Net Assets in Liquidation as of June 30, 2014. A corresponding amount in the aggregate is recorded in the reserve for Residual Wind-Down Claims, reserves for expected costs of liquidation and accounts payable and accrued liabilities in the Condensed Statement of Net Assets in Liquidation as of June 30, 2014. By comparison, there were approximately $1.3 million in Residual Wind-Down Claims against such assets as of June 30, 2014, subject to increase for new Residual Wind-Down Claims that are expected to arise with respect to Avoidance Action Defense Costs.

Other Assets Received from MLC on the Dissolution Date

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) approximately $2.0 million designated for Reporting Costs and (ii) approximately $1.4 million designated for reimbursements to indenture trustees and fiscal and paying agents under the Debtors prepetition debt issuances for costs associated with, among other things, administering distributions to registered holders of the debtors’ prepetition debt issuances, or Indenture Trustee / Fiscal and Paying Agents Costs. Any unused portion of such funds designated for Indenture Trustee / Fiscal and Paying Agents Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of June 30, 2014, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs of $0.5 million were held by the GUC Trust and are recorded in cash and cash equivalents in the Condensed Statement of Net Assets in Liquidation as of June 30, 2014. A corresponding amount was recorded in the reserves for expected costs of liquidation in the Condensed Statement of Net Assets in Liquidation as of June 30, 2014. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of June 30, 2014.

Income Tax Liabilities for Certain Capital Gains and Dividends on New GM Common Stock

Upon the dissolution and winding up of MLC on the Dissolution Date, record ownership of all undistributed New GM Securities was transferred to the GUC Trust. Using the value of the New GM Securities as of that date, the tax basis per share or warrant of the New GM Securities on the Dissolution Date was $19.87 for the New GM Common Stock, $11.38 for the New GM Series A Warrants and $7.88 for the New GM Series B Warrants. Prior to the year ended March 31, 2013, such tax basis was used in the Company’s U.S. federal income tax return to determine the taxable gain or loss on the disposition of New GM Securities since their transfer. For the years ended March 31, 2013 and 2014, the GUC Trust has filed its U.S. federal income tax returns taking the position that beneficial ownership for a substantial majority of New GM Securities transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date instead of December 15, 2011, when record ownership of the remaining New GM Securities still held by MLC was transferred from MLC to the GUC Trust. For the remaining substantial minority of New GM Securities transferred from MLC to the GUC Trust, the GUC Trust determined that transfer of beneficial ownership occurred on other dates for which the tax basis should be determined by reference to the value of such securities on such dates. This new tax position resulted in an increased tax basis of the New GM Securities from the prior tax position and, therefore, reduced taxable gains and increased taxable losses on distributions and sales of New GM Securities since March 31, 2011. The GUC Trust believes, based on the available evidence and consultation with GUC Trust professionals, that it is more likely than not that the new tax position in the amounts reflected in the GUC Trust’s income tax returns, will be sustained on examination by the Internal Revenue Service, based on the technical merits of the position. Although the GUC Trust’s federal income tax returns for the years ended March 31, 2012 and 2013 are no longer subject to examination by the Internal Revenue Service as a result of the application of Section 505(b) of the Bankruptcy Code, this new tax position, as of the date hereof, has not been sustained on examination by the Internal Revenue Service. Accordingly, capital loss carryovers generated in the years ended March 31, 2012 and 2013, from the new tax position, could be subject to examination by the Internal Revenue Service in subsequent years when those losses are utilized. On June 12, 2014, the GUC Trust filed its U.S. federal income tax return for the year ended March 31, 2014 with the Internal Revenue Service, and requested a prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code that same day. As of the date of this Form 10-Q, the GUC Trust has not received notification from the Internal Revenue Service whether or not its income tax return for the year ended March 31, 2014 has been selected for examination.

The GUC Trust incurs income tax liabilities on any net capital gains realized upon the disposition of New GM Securities to holders of Allowed General Unsecured Claims or GUC Trust Units or by the sale of New GM Securities (unless such net capital gains are offset by deductible operating losses), which are referred to as Taxes on Distribution. The GUC Trust also incurs income tax liabilities on interest income and dividends received on New GM Common Stock held by the GUC Trust (such income tax liabilities on dividends received on New GM Common Stock are referred to as Dividend Taxes). The GUC Trust records any current taxes payable from such realized gains (net of accumulated capital losses) and interest income and dividends (net of deductible expenses and accumulated net operating losses) and a deferred tax liability at the end of each quarter for all of the New GM Securities that it then holds, where the market prices of such New GM Securities exceed their tax basis. Where the market prices of the New GM Securities held at quarter end are less than their tax basis, a deferred tax asset with a corresponding valuation allowance is recorded, resulting in no net deferred tax asset at such quarter end. A full valuation allowance is recorded under such circumstances, because realization of the deferred tax asset is uncertain (in that it is dependent upon the generation of taxable gains upon the sale or distribution of New GM Securities in the future, which is not determinable prior to occurrence, or upon the receipt of future dividends on the GUC Trust’s holdings of New GM Common Stock, for which a reasonable basis for estimation does not exist at this time). Because the amount of any deferred tax liability recorded at any quarter end is largely dependent upon the market prices of the New GM Securities held at such quarter end, fluctuations in such market prices will result in fluctuations in the deferred tax liability recorded in the Statement of Net Assets in Liquidation and in the income tax provision or benefit recorded in the Statement of Changes in Net Assets in Liquidation for such quarter. See “Critical Accounting Policies and Estimates—Income Taxes” below.

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

Pursuant to the Plan, the GUC Trust is obligated to satisfy Avoidance Action Defense Costs, subject to the right of the GUC Trust to seek disgorgement in accordance with the terms of the Plan. As described under the heading “—Residual Wind-Down Claims” above, the amount of Avoidance Action Defense Costs incurred to date exceeds the amount of Residual Wind-Down Assets received from MLC which was designated for this purpose by approximately $1.1 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. The Term Loan Avoidance Action is currently pending before the U.S. Court of Appeals for the Second Circuit, and it is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise, to be paid from the other remaining Residual Wind-Down Assets and, following the depletion of such assets, the Administrative Fund (to the extent of any excess amounts remaining in the Administrative Fund from the funds separately designated for the satisfaction of certain costs and liabilities of the GUC Trust), Other Administrative Cash or the sale of New GM Securities.

Recent Trading Prices of New GM Securities

As described above, the principal assets comprising the corpus of the GUC Trust are shares of the New GM Common Stock and the New GM Series A Warrants and New GM Series B Warrants to purchase such common stock. As a result, fluctuations in the market value of the New GM Common Stock (and related fluctuation in market value of the New GM Warrants) will increase or reduce the GUC Trust’s net assets in liquidation accordingly. In addition, fluctuations in the market value of the New GM Securities in relation to the tax basis of such securities will affect the amount of net deferred tax liabilities, if any, that are recorded in the Statement of Net Assets in Liquidation. See “Functions and Responsibilities of the GUC Trust—Income Tax Liabilities for Certain Capital Gains and Dividends on New GM Common Stock” above.

The New GM Common Stock and New GM Warrants are listed on the New York Stock Exchange. As of June 30, 2014, the closing trading price of shares of New GM Common Stock was $36.30 (as compared to $34.42 as of March 31, 2014); the closing trading price of New GM Series A Warrants was $26.61 (as compared to $24.84 as of March 31, 2014); and the closing trading price of New GM Series B Warrants was $18.56 (as compared to $17.41 as of March 31, 2014), in each case as reported by Bloomberg Finance L.P. The GUC Trust Units are not listed on any securities exchange.

The following table shows the intraday high and low trading prices of the New GM Common Stock for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended September 30, 2013	$37.97	$33.41
Ended December 31, 2013	$41.85	$33.92
Ended March 31, 2014	$41.0599	$33.573
Ended June 30, 2014	$37.18	$31.70

The following table shows the intraday high and low trading prices of the New GM Series A Warrants for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended September 30, 2013	$28.44	$24.07
Ended December 31, 2013	$32.0999	$24.64
Ended March 31, 2014	$31.31	$24.30
Ended June 30, 2014	$27.33	$22.33

The following table shows the intraday high and low trading prices of the New GM Series B Warrants for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended September 30, 2013	$20.63	$16.62
Ended December 31, 2013	$24.09	$17.00
Ended March 31, 2014	$23.2916	$16.59
Ended June 30, 2014	$19.25	$14.80

Critical Accounting Policies and Estimates

Liquidation Basis of Accounting

The GUC Trust was created for the purposes described in Note 1 (“Description of Trust and Reporting Policies”) to the financial statements and has a finite life. As a result, the GUC Trust has prepared its financial statements on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Under the liquidation basis of accounting as prescribed by the Financial Accounting Standards Board (FASB) Accounting Standards Codification, assets are stated at their estimated net realizable value, which is the non-discounted amount of cash into which an asset is expected to be converted during liquidation, while liabilities continue to be recognized at the amount required by other U.S. GAAP, and are not remeasured to reflect any anticipation that an entity will be legally released from an obligation. Additionally, under the liquidation basis of accounting, a reserve is established for estimated costs expected to be incurred during liquidation. Such costs are accrued when there is a reasonable basis for estimation. As described below under the heading “—New Accounting Standard,” beginning in the quarter ended June 30, 2014, an accrual is made for estimated income or cash expected to be received over the liquidation period to the extent that a reasonable basis for estimation exists. These estimates are periodically reviewed and adjusted as appropriate. As described below under the headings “—Holdings of New GM Securities and Dividends Received on New GM Common Stock” and “—Reserves for Expected Costs of Liquidation,” it is reasonably possible that estimates for such accrued dividends and expected costs of liquidation could change in the near term.

The valuation of assets at net realizable value, reserves for Residual Wind-Down Claims, reserves for expected liquidation costs and accrual for dividends expected to be received on the GUC Trust’s holdings of New GM Common Stock represent estimates, based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change.

As described in Note 1 to the financial statements, the GUC Trust beneficiaries are future holders and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. As Disputed General Unsecured Claims are resolved and allowed and thereby become Allowed General Unsecured Claims, the holders thereof become entitled to receive liquidating distributions of New GM Securities (including the related Dividend Cash) and GUC Trust Units pro rata by the amount of such Claims and, upon such occurrence, the GUC Trust incurs an obligation to distribute such securities. Accordingly, liquidating distributions payable are recorded (at the fair value of such New GM Securities) as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2 to the financial statements, liquidating distributions payable would be recorded for the New GM Securities (at fair value), along with the related Dividend Cash, that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence. Prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims). Rather, the beneficial interests of GUC Trust beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the financial statements.

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

Holdings of New GM Securities and Dividends Received on New GM Common Stock

Holdings of New GM Securities represent the GUC Trust’s holdings of New GM Securities held for future distribution in respect of Allowed General Unsecured Claims and the GUC Trust Units, and include amounts set aside from distribution to fund potential administrative costs and income tax liabilities (including both Dividend Taxes and Taxes on Distribution) as described below under “Net Assets in Liquidation—New GM Securities Set Aside from Distribution.” The securities held consist of shares of New GM Common Stock and New GM Warrants. The GUC Trust has valued its holdings in the securities at their fair value based on quoted closing market prices as of the last trading day of the fiscal period.

Beginning in the quarter ended June 30, 2014, estimated dividends expected to be received on holdings of New GM Common Stock are accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation exists. As of June 30, 2014, dividends of approximately $4.6 million have been accrued relating to dividends of $0.30 per share declared by New GM in August 2014 payable to common stockholders of record on September 10, 2014. No accrual has been made with respect to any additional dividends that may be declared by New GM in the future, because the GUC Trust believes that a reasonable basis for estimation of such potential dividends does not exist at this time. It is reasonably possible that the GUC Trust’s estimates regarding potential dividends for which there is a reasonable basis of estimation could change in the near term. Prior to the quarter ended June 30, 2014, dividends were recorded as received (or accrued as of the record date for any declared but unpaid dividend).

Such dividends and any additional declared dividends on New GM Common Stock are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If shares of New GM Common Stock are distributed to holders of newly Allowed General Unsecured Claims (including Term Loan Avoidance Action Claims) and GUC Trust Units, then the dividends relating to those shares will also be distributed to such holders. If, however, shares of New GM Common Stock are sold by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to those shares would be applied to such costs and liabilities of the GUC Trust and (just like the cash proceeds from the sale of the shares of New GM Common Stock) would be maintained in Other Administrative Cash. Because such dividends are applied to the same purpose as the New GM Common Stock, references to New GM Common Stock and New GM Securities that have been set aside from distribution, reserved or sold should be understood to include the dividends (if any) relating to such New GM Common Stock, unless expressly indicated otherwise. The amount of cash and cash equivalents held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock held by the GUC Trust is referred to as Dividend Cash.

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

Reserves for Expected Costs of Liquidation

Under the liquidation basis of accounting, the GUC Trust is required to estimate and accrue the costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs, described as Wind-Down Costs and Reporting Costs in Note 2 (“Plan of Liquidation”) to the financial statements, consist principally of professional fees, costs of governance, and other administrative expenses. These amounts may vary significantly due to, among other things, the time and effort required to complete all distributions under the Plan. The GUC Trust has recorded reserves for expected costs of liquidation that represent estimated costs to be incurred over the remaining liquidation period of the GUC Trust for which there is a reasonable basis for estimation. The amount of liquidation costs that will ultimately be incurred depends both on the period of time and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of June 30, 2014, such remaining liquidation period has been estimated predominantly on a probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period could change in the near term.

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

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust professionals. The GUC Trust’s Federal income tax returns for the years ended March 31, 2012 and 2013 are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, net operating and capital loss carryovers generated in the years ended March 31, 2012 and 2013, could be subject to examination by the Internal Revenue Service in subsequent years when those losses are utilized. On June 12, 2014, the GUC Trust filed its U.S. federal income tax return for the year ended March 31, 2014 with the Internal Revenue Service, and requested a prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code that same day. As of the date of this Form 10-Q, the GUC Trust has not received notification from the Internal Revenue Service whether or not its income tax return for the year ended March 31, 2014 has been selected for examination. As of June 30, 2014, there are no known items which would result in a significant accrual for uncertain tax positions.

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

The income tax provision for the three months ended June 30, 2014 and 2013 was determined by computing the deferred tax provision using the enacted statutory rate of 39.6% that went into effect for the GUC Trust’s fiscal year beginning on April 1, 2013. There was no current tax provision in any periods. An annual effective tax rate is not determinable because the GUC Trust’s only significant sources of income are gains on dispositions of New GM Securities, which are not determinable until realized, and potential future dividends to be received on holdings of New GM Common Stock for which a reasonable basis for estimation does not exist at this time.

Use of Estimates

The preparation of financial statements on a liquidation basis in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements and related footnotes. Significant estimates include the anticipated amounts and timing of future cash flows for expected dividends to be received on holdings of New GM Common Stock, expected liquidation costs, Residual Wind-Down Claims and Costs, and fair value of marketable securities. Actual results could differ from those estimates.

New Accounting Standard

During the quarter ended June 30, 2014, the GUC Trust adopted Accounting Standards Update No. 2013-07, “Liquidation Basis of Accounting.” Such standard requires that income or cash expected to be received over the liquidation period be estimated and accrued to the extent that a reasonable basis for estimation exists. The effect of adoption of such standard was not material to the GUC Trust’s financial statements for the quarter ended June 30, 2014. As of June 30, 2014, the GUC Trust has accrued approximately $4.7 million for (a) dividends of $4.6 million expected to be received by the GUC Trust on its holdings of New GM Common Stock and (b) interest income of approximately $155,000 expected to be earned on marketable securities over the estimated remaining liquidation period of the GUC Trust. Such accrued dividends consist of dividends of $0.30 per share declared by New GM in August 2014 payable to common stockholders of record on September 10, 2014. No accrual has been made with respect to any additional dividends that may be declared by New GM in the future, because the GUC Trust believes that a reasonable basis for estimation of such potential dividends does not exist at this time.

Statement of Changes in Net Assets in Liquidation

During the three months ended June 30, 2014, net assets in liquidation increased by approximately $66.2 million, from approximately $1,064.5 million to approximately $1,130.7 million, principally as a result of an increase in the fair value of holdings of New GM Securities since March 31, 2014. As noted above in “Recent Trading Prices of New GM Securities,” the closing trading price of New GM Common Stock, as well as the New GM Series A and New GM Series B Warrants, increased between the last trading day of the quarter ended March 31, 2014 and the last trading day of the quarter ended June 30, 2014.

The changes in net assets in liquidation for the three months ended June 30, 2014 also reflected the impact of approximately $10.3 million of liquidating distributions of New GM Securities during the period, as well as a net addition of approximately $1.8 million to the reserves for expected costs of liquidation during the three months ended June 30, 2014. As described below in more detail in “Liquidation and Administrative Costs,” such addition to the reserves for expected costs of liquidation resulted primarily from increases in expected Wind-Down Costs.

The changes in net assets in liquidation for the three months ended June 30, 2014 also reflect approximately $9.3 million of interest and dividend income, consisting almost entirely of dividends received and accrued on the New GM Common Stock. Such dividends on New GM Common Stock will be distributed to holders of newly Allowed General Unsecured Claims (including Term Loan Avoidance Action Claims) and GUC Trust Units in respect of the shares of New GM Commons Stock that they receive, unless such dividends are in respect of shares of New GM Common Stock that are sold by the GUC Trust in accordance with the GUC Trust Agreement to fund the GUC Trust’s costs of liquidation, tax liabilities or shortfalls in the Residual Wind-Down Assets. In such case, such dividends in respect of shares of New GM Common Stock that are sold, will be maintained in Other Administrative Cash.

There was no income tax provision or benefit during the three months ended June 30, 2014 as a result of the establishment of a full valuation allowance against net deferred tax assets at both June 30 and March 31, 2014, due to uncertainty as to whether the deferred tax assets are realizable. See “Functions and Responsibilities of the GUC Trust—Income Tax Liabilities for Certain Capital Gains and Dividends on New GM Common Stock” above and Note 8 (“Income Tax Provision”), to the financial statements.

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

The GUC Trust’s reserves for liquidation and administrative costs (recorded in conformity with U.S. GAAP) are allocable into the following categories:

•	reserve for expected Wind-Down Costs, corresponding to expenditures to be made out of the Administrative Fund and, following the depletion of the Administrative Fund, Other Administrative Cash (see “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs”);

•	reserve for expected Reporting Costs, corresponding to expenditures to be made out of Other Administrative Cash (see “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs”);

•	reserve for Indenture Trustee / Fiscal and Paying Agent Costs, corresponding to expenditures to be made out of the cash received by the GUC Trust from MLC on the Dissolution Date (see “Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC on the Dissolution Date”);

•	reserve for Avoidance Action Defense Costs, corresponding to expenditures to be made out of Residual Wind-Down Assets and, following the depletion of such assets, the Administrative Fund with respect to any excess amounts remaining from the funds separately designated for the satisfaction of certain costs and liabilities of the GUC Trust, or Other Administrative Cash (see “Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “Functions and Responsibilities of the GUC Trust—Term Loan Avoidance Action”); and

•	reserve for Residual Wind-Down Costs, corresponding (in addition to expenditures to satisfy and resolve Residual Wind-Down Claims) to expenditures to be made out of Residual Wind-Down Assets and, following the depletion of the Residual Wind-Down Assets, Other Administrative Cash (see “Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims”).

As described in greater detail under “Functions and Responsibilities of the GUC Trust” above and “Liquidity and Capital Resources” below, unused portions of certain of the assets associated with the foregoing reserves are required to be returned to the DIP Lenders upon the winding up and dissolution of the GUC Trust. Therefore, such assets are not available to fund costs of liquidation and administration or income tax liabilities of the GUC Trust, and are also not available for distribution to the holders of Allowed General Unsecured Claims or GUC Trust Units. See “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs,” “Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC on the Dissolution Date.”

As of June 30, 2014, the GUC Trust had approximately $34.7 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $36.5 million in reserves as of March 31, 2014. The following table summarizes in greater detail the changes in such reserves during the three months ended June 30, 2014:

(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2014	$22,529	$12,235	$464	$1,258	$36,486
Plus additions to (reductions in) reserves	2,437	(593)	—	—	1,844
Less liquidation costs incurred:
Trust Professionals	(1,526)	(585)	—	(20)	(2,131)
Trust Governance	(917)	(453)	(18)	—	(1,388)
Other Administrative Expenses	(10)	(121)	—	—	(131)

Balance, June 30, 2014	$22,513	$10,483	$446	$1,238	$34,680

Reserves were increased approximately $1.8 million during the three months ended June 30, 2014, in order to reflect a $2.4 million increase in expected Wind-Down Costs and a $0.6 million decrease in expected Reporting Costs. The increase in expected Wind-Down Costs during the three months ended June 30, 2014, is primarily associated with the GUC Trust’s participation as an interested party in legal proceedings related to New GM vehicle recalls resulting in increased expected legal costs, partially offset by a reduction in expected costs associated with a reduction in the estimated remaining life of the GUC Trust. The decrease in expected Reporting Costs during the three months ended June 30, 2014, is primarily associated with a reduction in the estimated remaining life of the GUC Trust. In comparison, reserves were reduced approximately $1.7 million during the three months ended June 30, 2013, as a result of a $1.8 million decrease in expected Reporting Costs, offset in part by an increase of $0.1 million in expected Wind-Down Costs. The decrease in expected Reporting Costs was associated with increased visibility into expected Reporting Costs primarily as a result of completing the first full year of SEC reporting requirements for the year ended March 31, 2013. The increase in expected Wind-Down Costs was associated with revised estimates of the expected costs of the Nova Scotia Matter, offset in large part by reductions in expected ongoing costs of services provided by GUC Trust professionals based on continuing trends in such costs.

Total reserves were reduced by the amount of liquidation and administrative costs incurred during the three months ended June 30, 2014. Trust professional costs incurred during the three months ended June 30, 2014 were approximately $2.1 million, as compared to approximately $4.7 million for the three months ended June 30, 2013. The decrease of $2.6 million from period to period was due primarily to decreases in Wind-Down, Reporting and Residual Wind-Down Costs. Trust Governance Costs incurred during the three months ended June 30, 2014 and the three months ended June 30, 2013, were approximately $1.4 million in both periods. Other administrative costs during the three months ended June 30, 2014 were approximately $131,000 compared to approximately $140,000 for the three months ended June 30, 2013. Such costs represented miscellaneous fees and costs of the GUC Trust. For additional information regarding the components of each category of costs, see “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs,” “Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC Trust on the Dissolution Date.”

The foregoing reserves represent future costs of the GUC Trust for which there was a reasonable basis for estimation as of June 30, 2014 and, therefore, are recorded under the liquidation basis of accounting in accordance with U.S. GAAP. It is reasonably possible, however, that additional costs will be incurred, for which there was not a reasonable basis for estimation as of June 30, 2014. In particular, as of June 30, 2014, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through October 2016, which date is predominantly the result of the estimate of the period of time required for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust, and assumes an extension of the current scheduled dissolution date of the GUC Trust. This end date of the remaining liquidation period has been estimated predominantly on a probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis in the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued.

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

The process of recognizing reserves for expected costs of liquidation as a matter of financial reporting is separate and distinct from the process by which New GM Securities are set aside from distribution for the purposes of funding projected costs of liquidation, which are generally made on a more conservative (i.e., more inclusive) basis and include contingencies that are not permitted to be recognized under applicable accounting standards. As described in further detail below, certain New GM Securities (and related Dividend Cash) have already been set aside from distribution for the purposes of meeting such additional obligations. However, the amounts set aside from distribution are neither reflected in nor a part of the financial statements included elsewhere in this Form 10-Q because the process of setting aside such assets is not related to the process of recording, as a matter of financial reporting in the Statement of Net Assets in Liquidation, reserves for expected costs of liquidation or current and deferred income tax liabilities. See “Critical Accounting Policies and Estimates—Income Taxes” and “Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” above and “Net Assets in Liquidation—New GM Securities Set Aside from Distribution” below.

For additional information regarding the reserves described above, see Note 2 (“Plan of Liquidation”) and Note 7 (“Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims”) to the financial statements.

Net Assets in Liquidation

Disputed Claims

During the three months ended June 30, 2014, no Disputed General Unsecured Claims were resolved by the GUC Trust Administrator.

The following table provides additional detail regarding claims resolution status at June 30, 2014:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claims Amount (2)
As of June 30, 2014	$31,853,630	$79,500	$1,500,000	$1,579,500	$33,433,130

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

Distributable Assets

The table below summarizes the activity in the New GM Securities and Dividend Cash that comprise the GUC Trust’s distributable assets, including the amounts of New GM Securities distributed through or distributable as of June 30, 2014, as well as the numbers of New GM Securities and amount of Dividend Cash available for distribution to holders of GUC Trust Units as of June 30, 2014:

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Dividend Cash
Distributable Assets as of Effective Date (March 31, 2011)	150,000,000	136,363,635	136,363,635	$—
Dividends Received on New GM Common Stock	—	—	—	9,174,159
Prior Distributions (1)	(133,579,249)	(121,435,924)	(121,435,924)	(14,463)
Prior Sales to Fund GUC Trust Costs and Avoidance Action Trust Funding Obligation	(1,171,650)	(1,065,134)	(1,065,134)	—

Holdings of New GM Securities as of June 30, 2014 (2)	15,249,101	13,862,577	13,862,577	9,159,696
Less: Distributions Payable at June 30, 2014 (1), (3)	(627,650)	(570,485)	(570,485)	(386,825)
Add: Distributions Payable to Holders of GUC Trust Units as of June 30, 2014	589,134	535,577	535,577	353,480
Less: Amounts Set Aside from Distribution to Fund Projected GUC Trust Costs	(761,279)	(692,046)	(692,046)	(456,767)
Less: Amounts Set Aside from Distribution to Fund Projected Dividend Taxes	(69,495)	(63,178)	(63,178)	(41,697)
Less: Amounts Set Aside from Distribution to Fund Potential Taxes on Distribution	(7,135,703)	(6,487,002)	(6,487,002)	(4,281,422)

Distributable Assets as of June 30, 2014 (4)	7,244,108	6,585,443	6,585,443	$4,346,465

(1)	The numbers of New GM Securities shown as distributed or distributable include sales for (a) cash distributions to governmental entities to the extent such governmental entities have requested such sales and demonstrated to the satisfaction of the GUC Trust Administrator that such governmental entities are precluded by applicable law from receiving distributions of New GM Securities and (b) fractional amounts of New GM Securities, in lieu of which the GUC Trust is required pursuant to the GUC Trust Agreement to distribute cash, subject to certain minimum thresholds.
(2)	Holdings of New GM Securities reflect the numbers of New GM Securities used to determine Holdings of New GM Securities in the Statement of Net Assets in Liquidation. See Note 5 (“Holdings of New GM Securities”) to the financial statements.
(3)	Distributions Payable are in respect of Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled) and excess distributions payable to holders of GUC Trust Units.
(4)	Distributable Assets reflects the numbers of New GM Securities and Dividend Cash shown as “GUC Trust Distributable Assets” on the report included as Exhibit 99.1 to the Form 8-K filed by the GUC Trust with the SEC on July 25, 2014. Such New GM Securities and associated Dividend Cash have been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims as of June 30, 2014. To the extent such claims are resolved in favor of the GUC Trust, those amounts of New GM Securities and associated Dividend Cash set aside may become available for distribution to holders of GUC Trust Units in future periods. The numbers of New GM Securities set out above as “Distributable Assets” do not, however, directly relate to Net Assets in Liquidation or any other number appearing in our financial statements prepared in accordance with U.S. GAAP.

As described above under the heading “—Disputed Claims,” as of June 30, 2014, there were approximately $31.9 billion in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed, or was obligated to distribute as of June 30, 2014, in the aggregate, 134,206,899 shares of New GM Common Stock, 122,006,409 New GM Series A Warrants and 122,006,409 New GM Series B Warrants. These numbers include 589,134 shares of New GM Common Stock, 535,577 New GM Series A Warrants and 535,577 New GM Series B Warrants that were distributable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets as of June 30, 2014.

During the three months ended June 30, 2014, no New GM Securities were sold to fund liquidation and administrative costs of the GUC Trust.

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

As of June 30, 2014, the distributable assets of the GUC Trust included 7,244,108 shares of New GM Common Stock, 6,585,443 New GM Series A Warrants and 6,585,443 New GM Series B Warrants, with an aggregate fair value of approximately $560.4 million, as well as Dividend Cash of $4.3 million, after deducting the numbers of New GM Securities and Dividend Cash (i) set aside from distribution to fund additional projected liquidation and administrative costs and potential income tax liabilities of the GUC Trust (as described below under the headings “—‘Set Aside’ Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes” and “—‘Set Aside’ Calculations Relating to Potential Taxes on Distribution”) and (ii) set aside for distributions payable in respect of Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distributions to which they are entitled. Such New GM Securities and Dividend Cash have been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. To the extent such claims are resolved in favor of the GUC Trust, those amounts of New GM Securities and Dividend Cash set aside may become available for distribution to holders of GUC Trust Units in future periods.

“Set Aside” Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes

The GUC Trust Administrator reevaluates, on a quarterly basis, the numbers of New GM Securities needed to be set aside from distribution for purposes of funding projected liquidation and administrative costs, including Dividend Taxes. This determination is made on a basis different than that used to calculate reserves for financial statement purposes. The current methodology for calculating such set asides converts estimates of projected liquidation and administrative costs into the numbers of New GM Securities to be set aside from distribution by dividing such estimates by the trailing twelve month average closing prices for the New GM Securities. In addition, beginning in the quarter ended March 31, 2014, the numbers of New GM Securities to be set aside from distribution have been reduced for dividends on New GM Common Stock received by the GUC Trust during the quarter that are associated with the set-aside New GM Common Stock by dividing such dividends by the trailing twelve month average closing prices for the New GM Securities and subtracting such calculated numbers of New GM Securities from the numbers of set-aside New GM Securities. A corresponding amount of Dividend Cash associated with the set-aside New GM Securities has also been set aside from distribution.

For the quarter ended June 30, 2014, as a result of the standard quarterly reevaluations described above, the numbers of New GM Securities set aside from distribution to fund projected liquidation and administrative costs of the GUC Trust were increased by 121,873 shares of New GM Common Stock, 110,794 New GM Series A Warrants and 110,794 New GM Series B Warrants from those previously set aside as of March 31, 2014. These overall increases were related to increases in estimated Reporting and Wind-Down expenses and Dividend Taxes, relating to dividends on New GM Common Stock, which are required under the GUC Trust Agreement to be paid from the proceeds of sale of New GM Securities included in Excess GUC Trust Distributable Assets, partially offset by an increase in the trailing twelve month average closing prices of the New GM Securities during the period and increases in the set asides of Dividend Cash associated with the set-aside New GM Securities. Accordingly, as of June 30, 2014, the GUC Trust had set aside from distribution, in the aggregate 830,774 shares of New GM Common Stock, 755,224 New GM Series A Warrants, 755,224 New GM Series B Warrants and Dividend Cash of $0.5 million, with an aggregate fair value of $64.8 million, for the purposes of funding future projected liquidation and administrative costs of the GUC Trust, including Dividend Taxes of $5.4 million. Such amounts were sufficient to fully fund projected liquidation and administrative costs of the GUC Trust, as estimated by the GUC Trust Administrator at June 30, 2014.

With respect to projected Dividend Taxes, no additional set aside of New GM Securities has been made as of June 30, 2014, due to uncertainty associated with a number of variables, including but not limited to (a) the likelihood of the payment of, and timing of, any potential future dividends, (b) the amount per share of any potential future dividend, and (c) the number of shares on New GM Common Stock that will be held by the GUC Trust as of the record date of any potential future dividends. To the extent that the GUC Trust Administrator determines that the level of uncertainty associated with any of the aforementioned variables has sufficiently decreased, the GUC Trust Administrator reserves the right, at its discretion and without advance notice, to increase or decrease the set aside for Wind-Down Costs in an amount sufficient to cover all estimated Dividend Taxes associated with all then anticipated potential future dividends. In such event, and assuming that, for the remainder of the estimated life of the GUC Trust (as estimated for other set aside purposes), New GM continues to pay quarterly dividends at the current rate per share and the number of shares of New GM Common Stock held by the GUC Trust as at June 30, 2014 does not decrease, and based upon the GUC Trust’s current applicable income tax rate and the market value of New GM Securities at June 30, 2014, there could be, as a conservative measure, up to a further $32.0 million of New GM Securities required to be set aside. The dollar value of New GM Securities comprising such additional set aside would vary if, for example, no dividend is paid by New GM for one or more future quarters, the rate per share of any dividend that is actually paid by New GM in future periods increases or decreases, the applicable income tax rate changes, the life of the GUC Trust is longer or shorter than that assumed, or if (as is likely) the number of shares of New GM Common Stock held by the GUC Trust declines over its remaining life and the market value of the New GM Securities increases or decreases.

“Set Aside” Calculations Relating to Potential Taxes on Distribution

In addition to reevaluating the numbers of New GM Securities to be set aside from distribution to fund projected liquidation and administrative costs, including Dividend Taxes, the GUC Trust Administrator also reevaluates, on a quarterly basis, the numbers of New GM Securities needed to be set aside from distribution to fund potential income tax liabilities on realized gains and future gains from the disposition of New GM Securities, which are referred to as Taxes on Distribution. The current methodology for calculating such set asides estimates potential Taxes on Distribution by applying the applicable U.S. federal income tax rate to estimates of potential capital gains, which are arrived at by comparing the highest closing price for the New GM Securities since December 15, 2011, against the tax basis of the New GM Securities on December 15, 2011 (based on the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC). The set aside calculation methodology then converts the estimate of potential Taxes on Distribution into the numbers of New GM Securities to be set aside from distribution by dividing such estimate by the trailing twelve month average closing prices of the New GM Securities. In addition, beginning in the quarter ended March 31, 2014, the numbers of New GM Securities to be set aside from distribution have been reduced for dividends on New GM Common Stock received by the GUC Trust during the quarter that are associated with the set-aside New GM Common Stock by dividing such dividends by the trailing twelve month average closing prices for the New GM Securities and subtracting such calculated numbers of New GM Securities from the numbers of set-aside New GM Securities. A corresponding amount of Dividend Cash associated with the set-aside New GM Securities has also been set aside from distribution.

The GUC Trust’s calculations of the numbers of New GM Securities needed to be set aside from distribution to fund such potential Taxes on Distribution are made using a different methodology than that used to calculate deferred tax liabilities for financial statement purposes. In estimating potential Taxes on Distribution, the “set aside” calculation estimates potential capital gains as the difference between (a) the tax basis of the New GM Securities on December 15, 2011 and (b) the highest closing price of such New GM Securities since December 15, 2011. By contrast, in calculating deferred tax liabilities for purposes of financial reporting, under applicable generally accepted accounting principles, the GUC Trust calculates estimated capital gains as the difference between (a) the tax basis of the New GM Securities for financial reporting purposes and (b) the closing price of such New GM Securities as of the last trading date of the most recent fiscal quarter. During the quarter ended September 30, 2013, the GUC Trust made a determination to file its U.S. federal income tax returns taking the tax position that beneficial ownership for a substantial majority of New GM Securities transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date, rather than December 15, 2011. For the remaining substantial minority of New GM Securities transferred from MLC to the GUC Trust, the GUC Trust determined that transfer of beneficial ownership occurred on other dates for which the tax basis should be determined by reference to the value of such securities on such dates. Accordingly, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2013 and 2014 with the Internal Revenue Service using the new tax position. Because the new tax position has not yet been sustained on examination by the Internal Revenue Service, however, as a conservative measure, the GUC Trust Administrator has determined not to revise the “set aside” calculation methodology described above unless and until the new tax position has been sustained on examination by the Internal Revenue Service, or the liability of the GUC Trust for Taxes on Distribution otherwise have been finally determined in accordance with Section 505(b) of the Bankruptcy Code, for all applicable income tax returns, including the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2014 and subsequent years. The GUC Trust’s U.S. federal income tax return for the year ended March 31, 2014 was filed with the Internal Revenue Service on June 12, 2014, and a prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code was requested that same day. As of the date of this Form 10-Q, the GUC Trust has not received notification from the Internal Revenue Service whether or not its income tax return for the year ended March 31, 2014 has been selected for examination. In the event that the GUC Trust subsequently receives such notification from the Internal Revenue Service, it intends to file a current report on Form 8-K disclosing whether or not the tax return will be audited by the Internal Revenue Service.

For the quarter ended June 30, 2014, as a result of the standard quarterly reevaluations described above, the numbers of New GM Securities set aside from distribution to fund projected Taxes on Distribution of the GUC Trust were reduced by 227,438 shares of New GM Common Stock, 206,762 New GM Series A Warrants and 206,762 New GM Series B Warrants from those previously set aside at March 31, 2014. These overall reductions primarily resulted from an increase in the trailing twelve month average closing prices of the New GM Securities during the period and increases in the set asides of Dividend Cash associated with the set-aside New GM Securities. Accordingly, as of June 30, 2014, the GUC Trust had set aside from distribution, in the aggregate, 7,135,703 shares of New GM Common Stock, 6,487,002 New GM Series A Warrants, 6,487,002 New GM Series B Warrants and Dividend Cash of $4.3 million, with an aggregate fair value of $556.3 million, for the purposes of funding potential Taxes on Distribution of the GUC Trust. Such amounts were sufficient to fully fund potential Taxes on Distribution of the GUC Trust, as estimated by the GUC Trust Administrator at June 30, 2014.

The “set aside” calculation for potential Taxes on Distribution as of June 30, 2014 is set forth below:

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Total	Calculation Reference
Holdings of New GM Securities as of June 30, 2014	15,249,101	13,862,577	13,862,577
Tax basis of New GM Securities (1)	$19.87	$11.38	$7.88
Highest closing price since December 15, 2011 (2)	$41.53	$31.97	$23.858

Estimated potential taxable gain per New GM Security	$21.66	$20.59	$15.978

Aggregate estimated potential taxable gain (in thousands)	$330,296	$285,430	$221,496	$837,222

Net capital gains and operating losses through June 30, 2014 (in thousands) (3)				606,699
Additional expected tax deductible costs of liquidation (in thousands)				(31,705)

Estimated potential taxable income (in thousands)				$1,412,216
Tax rate				39.6%

Estimated potential tax liabilities (in thousands)				$559,238	A

Average closing price for trailing twelve months (4)	$36.31	$26.73	$18.88		B
Ratio to set aside (5)	100%	91%	91%
Value per New GM Security, based on ratio to set aside	$36.31	$24.30	$17.16		C
Percentage allocable to each class of New GM Security	46.69%	31.24%	22.07%	100%	D = C/ (sum of C)
Amount to be set aside, as allocated to each class of New GM Security (in thousands)	$261,092	$174,728	$123,418	$559,238	E = D*A
Number of New GM Securities to be set aside	7,190,754	6,537,049	6,537,049		F = E/B
Reduction for Dividend Cash attributable to set aside New GM Securities	(55,051)	(50,047)	(50,047)		G = H*D/B

	7,135,703	6,487,002	6,487,002
Closing price at June 30, 2014	$36.30	$26.61	$18.56

Fair value of New GM Securities set aside at June 30, 2014, exclusive of Dividend Cash (in thousands)	$259,026	$172,619	$120,399	$552,044
Add: Dividend Cash set aside at June 30, 2014 (in thousands) (6)	$4,281	$—	$—	$4,281	H

Fair value of New GM Securities and Dividend Cash set aside at June 30, 2014 (in thousands) (7)	$263,307	$172,619	$120,399	$556,325

(1)	Using the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, for purposes of determining the tax basis thereof.
(2)	The highest closing prices for the New GM Common Stock, the New GM Series A Warrants and the New GM Series B Warrants occurred on December 17, 2013.

(3)	The net capital gains and operating losses through June 30, 2014 reflects taxable capital gains on distributions and sales of New GM Securities using the tax basis of the New GM Securities described in (1) above.
(4)	The average closing prices for the New GM Common Stock, the New GM Series A Warrants and the New GM Series B Warrants for the period July 1, 2013, through June 30, 2014.
(5)	The “ratio to set aside” is calculated by dividing the number of New GM Securities of each class authorized for distribution under the Plan (i.e., 150,000,000 shares of New GM Common Stock and 136,363,635 of each series of New GM Warrants) by the number of shares of New GM Common Stock authorized for distribution under the Plan.
(6)	Represents dividends received on New GM Common Stock held by the GUC Trust associated with the number of set-aside shares of New GM Common Stock.
(7)	As of June 30, 2014, the fair value of New GM Securities set aside to fund Taxes on Distribution was lower than estimates of potential Taxes on Distribution, because the fair value of such New GM Securities was based on current closing prices that were lower than the trailing twelve month average prices used to determine the numbers of New GM Securities to be set aside. Nevertheless, the GUC Trust Administrator believes that the New GM Securities currently set aside for such purposes will still be sufficient, upon liquidation, to satisfy such obligations, in large part because, as a conservative measure, the calculation methodology estimates potential taxable gains using the highest closing prices of the New GM Securities since December 15, 2011 (whereas actual taxable gains will be determined using the prices of such securities upon disposition by the GUC Trust) and a tax basis established as of December 15, 2011, the date of transfer of record ownership of the New GM Securities to the GUC Trust (as opposed to the date of transfer of beneficial ownership).

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

GUC Trust Units

The table below details the changes in the number of GUC Trust Units outstanding or issuable during the three months ended June 30, 2014:

GUC Trust Units
Outstanding or Issuable as of March 31, 2014 (1), (2)	31,853,702
Issued during three months ended June 30, 2014	10,326
Less: Issuable as of March 31, 2014 (1)	(10,326)
Add: Issuable as of June 30, 2014 (1)	—

Outstanding or Issuable as of June 30, 2014(1), (2)	31,853,702

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal quarter
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

During the three months ended June 30, 2014, the GUC Trust’s holdings of cash and cash equivalents increased approximately $6.5 million from approximately $14.9 million to approximately $21.5 million. The increase was due primarily to proceeds from the maturity and sale of marketable securities in excess of reinvestments of $5.1 million and dividends received on holdings of New GM Common Stock of $4.6 million, offset in part by cash paid for liquidation and administrative costs of $2.6 million, cash paid for Residual Wind-Down Claims of $0.5 million, and cash paid for distributions of $0.1 million.

During the three months ended June 30, 2014, the funds invested by the GUC Trust in marketable securities decreased approximately $5.1 million, from approximately $44.4 million to approximately $39.3 million. The decrease was due primarily to reduced re-investments of cash in marketable securities in order to fund cash needs during the period. The GUC Trust earned approximately $18,000 in interest income on such investments during the period.

As of June 30, 2014, the GUC Trust held approximately $60.8 million in cash and cash equivalents and marketable securities. Of that amount, approximately $40.2 million (comprising approximately $29.9 million of the remaining Residual Wind-Down Assets, approximately $9.8 million of the remaining Administrative Fund and approximately $0.5 million in remaining funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs), is required by the GUC Trust Agreement to be returned, upon the winding-up of the GUC Trust, to the DIP Lenders to the extent such funds are not utilized to satisfy designated Wind-Down Costs, Residual Wind-Down Claims, Residual Wind-Down Costs, Avoidance Action Defense Costs and Indenture Trustee/Fiscal Paying Agent Costs. (Of the $9.8 million of cash and cash equivalents and marketable securities remaining in the Administrative Fund, approximately $8.0 million has been separately designated for the satisfaction of certain costs and liabilities of the GUC Trust (other than Reporting Costs) and $1.8 million is available for other Wind-Down Costs, which funds must be exhausted prior to the use of any Other Administrative Cash for such purposes.) Such amounts will not at any time be available for distribution to the holders of the GUC Trust Units. In addition, of the amount of cash and cash equivalents held by the GUC Trust at June 30, 2014, approximately $9.2 million relates to Dividend Cash. As described above, Dividend Cash will be distributed to holders of newly Allowed General Unsecured Claims (including Term Loan Avoidance Action Claims) and GUC Trust Units in respect of New GM Common Stock that they receive, unless such dividends are in respect of shares of New GM Common Stock that are sold by the GUC Trust in accordance with the GUC Trust Agreement to fund the GUC Trust’s liquidation and administrative costs, income tax liabilities or shortfalls in Residual Wind-Down Assets. The balance of cash and cash equivalents and marketable securities of approximately $11.4 million is available for the payment of certain reporting and administrative costs of the GUC Trust, and would be available in the future for distribution to the holders of the GUC Trust Units, if not otherwise used to satisfy those GUC Trust obligations. See “Functions and Responsibilities of the GUC Trust” above.

In addition to funds held for payment of costs of liquidation and administration and Dividend Cash, the GUC Trust also holds New GM Securities, a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to sell with the approval of the Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs and income tax liabilities (including both Dividend Taxes and Taxes on Distribution) as they become due. As of June 30, 2014, the aggregate fair value of the New GM Securities held by the GUC Trust, excluding securities set aside for liquidating distributions payable as of that date, was approximately $1,131.2 million. As of June 30, 2014, the GUC Trust Administrator had further set aside from distribution New GM Securities with an aggregate fair market value of approximately $64.3 million and related Dividend Cash of $0.5 million to fund projected liquidation and administrative costs, including Dividend Taxes, and New GM Securities with an aggregate fair market value of approximately $552.0 million and related Dividend Cash of $4.3 million to fund potential Taxes on Distribution. See “Net Assets in Liquidation—Distributable Assets” above.

There is no assurance that additional numbers of New GM Securities will not be required to be set aside from distribution and sold to fund additional costs and income tax liabilities, beyond what the GUC Trust Administrator has already set aside. Any sales of New GM Securities that occur to fund such obligations will result in a lesser amount of New GM Securities available for distribution to holders of GUC Trust Units. In addition, as described above under the headings “Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC on the Dissolution Date,” a portion of the GUC Trust’s assets are currently segregated pursuant to the GUC Trust Agreement for the satisfaction of Residual Wind-Down Claims and certain other specified costs. If such assets are insufficient to satisfy the Residual Wind-Down Claims or fund such other specified costs for any reason, the GUC Trust Administrator will similarly be required to set aside from distribution and sell additional New GM Securities in order to fund such shortfall.

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

“Initial Reporting Cash” means the proceeds of approximately $5.7 million from the sale by the GUC Trust of New GM Securities shortly after the Effective Date, expressly authorized by the GUC Trust Agreement for the purposes of funding Reporting Costs.

“MLC” means Motors Liquidation Company, which dissolved on December 15, 2011.

“New GM Common Stock” means the common stock of General Motors Company, including with respect to New GM Common Stock that has been set aside from distribution, reserved or sold, any Dividend Cash related to such New GM Common Stock.

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

“SEC” means the Securities and Exchange Commission.

“Taxes on Distribution” means income tax liabilities on any net capital gains realized upon the distribution of New GM Securities to holders of Allowed General Unsecured Claims or GUC Trust Units or by the sale of New GM Securities (unless such net capital gains are offset by deductible operating losses).

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

During the fiscal period covered by this report, the management of the GUC Trust, with the participation of the Vice President of the GUC Trust Administrator, completed an evaluation of the effectiveness of the design and operation of the GUC Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended). Based on this evaluation, the GUC Trust’s management, including that Vice President of the GUC Trust Administrator, has concluded that, as of the end of the fiscal period covered by this report, the GUC Trust’s disclosure controls and procedures were effective. There were no material changes in the GUC Trust’s internal control over financial reporting during the fiscal period covered by this report.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

On June 17, 2014, the United States Court of Appeals for the Second Circuit certified a threshold question to the Delaware Supreme Court in the Term Loan Avoidance Action, which is expected to result in certain procedural delays in the resolution of that matter.

Other than the foregoing, during the quarter ended June 30, 2014, no material changes occurred with respect to any legal proceedings relating to the GUC Trust, as compared to the disclosures included in the GUC Trust’s prior filings with the Securities and Exchange Commission.

Item 1A.	Risk Factors.

There have been no material changes regarding risk factors from what was previously included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 22, 2014.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Motors Liquidation Company GUC Trust, for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Net Assets in Liquidation (Liquidation Basis) as of June 30, 2014 and March 31, 2014, (ii) Condensed Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three months ended June 30, 2014 and 2013, (iii) Condensed Statements of Cash Flows (Liquidation Basis) for the three months ended June 30, 2014 and 2013 and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2014

MOTORS LIQUIDATION COMPANY GUC TRUST

By:	Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

By:	/s/ David A. Vanaskey
Name:	David A. Vanaskey
Title:	Vice President of Wilmington Trust Company

EXHIBIT INDEX

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Motors Liquidation Company GUC Trust, for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Net Assets in Liquidation (Liquidation Basis) as of June 30, 2014 and March 31, 2014, (ii) Condensed Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three months ended June 30, 2014 and 2013, (iii) Condensed Statements of Cash Flows (Liquidation Basis) for the three months ended June 30, 2014 and 2013 and (iv) Notes to Condensed Financial Statements.