Form 10-Q
period 2014-12-31
Motors Liquidation Co
filed 2015-02-12
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

MOTORS LIQUIDATION COMPANY GUC TRUST

FORM 10-Q TABLE OF CONTENTS

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	December 31, 2014	March 31, 2014
	Unaudited
ASSETS
Cash and Cash Equivalents	$25,508	$14,932
Marketable Securities	32,088	44,382
Accrued Dividends on Holdings of New GM Common Stock	3,465	—
Holdings of New GM Securities (Note 5)	843,834	1,114,078
Other Assets and Deposits	514	1,502

TOTAL ASSETS	905,409	1,174,894
LIABILITIES
Accounts Payable and Other Liabilities	4,401	3,105
Liquidating Distributions Payable (Note 4)	6,033	42,111
Reserves for Residual Wind-Down Claims (Note 7)	26,431	28,698
Reserves for Expected Costs of Liquidation (Note 7)	32,632	36,486

TOTAL LIABILITIES	69,497	110,400

NET ASSETS IN LIQUIDATION (Note 3)	$835,912	$1,064,494

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net Assets in Liquidation, beginning of period	$750,038	$2,077,458	$1,064,494	$1,390,181
Increase (decrease) in net assets in liquidation:
Net (additions to) reductions in reserves for Expected Costs of Liquidation (Note 7)	(3,200)	(646)	(7,335)	7,563
Liquidating distributions (Note 4)	2,090	(1,067,130)	(208,110)	(1,167,938)
Net change in fair value of holdings of New GM Securities	83,540	353,679	(29,371)	968,670
Dividends and interest income	3,444	16	16,234	56
Income tax (provision) benefit (Note 8)	—	(32,183)	—	132,662

Net increase (decrease) in net assets in liquidation	85,874	(746,264)	(228,582)	(58,987)

Net Assets in Liquidation, end of period	$835,912	$1,331,194	$835,912	$1,331,194

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended December 31,
	2014	2013
Cash flows from (used in) operating activities
Cash receipts from dividends and interest	$12,678	$50
Cash paid for professional fees, governance costs and other administrative costs	(9,449)	(16,194)
Cash paid for Residual Wind-Down Claims	(2,011)	(1,451)
Cash receipts for refund due others	379	—
Cash paid for distributions	(3,528)	(581)

Net cash flows used in operating activities	(1,931)	(18,176)
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(66,302)	(97,020)
Cash from maturities and sales of marketable securities	78,597	124,081

Net cash flows from investing activities	12,295	27,061
Cash flows from financing activities
Cash from sale of New GM Securities for distribution	212	28

Net cash flows from financing activities	212	28

Net increase in cash and cash equivalents	10,576	8,913
Cash and cash equivalents, beginning of period	14,932	1,010

Cash and cash equivalents, end of period	$25,508	$9,923

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

December 31, 2014

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

The GUC Trust was formed on March 30, 2011, as a statutory trust under the Delaware Statutory Trust Act, for the purposes of implementing the Plan and distributing the GUC Trust’s distributable assets. Wilmington Trust Company serves as trustee and trust administrator of the GUC Trust (in such capacity, and not in its individual capacity, the “GUC Trust Administrator”), and FTI Consulting, Inc. serves as trust monitor of the GUC Trust (in such capacity, and not in its individual capacity, the “GUC Trust Monitor”). The Plan generally provides for the distribution of certain shares of common stock (“New GM Common Stock”) of the new General Motors Company, formerly known as NGMCO, Inc. (“New GM”) and any associated Dividend Cash (as defined below), and certain warrants for the purchase of shares of such stock (the “New GM Warrants,” and, together with the New GM Common Stock, the “New GM Securities”) to holders of Allowed General Unsecured Claims pro rata by the amount of such claims. In addition, the Plan provides that each holder of an Allowed General Unsecured Claim will obtain, in the form of GUC Trust Units (as defined below), a contingent right to receive, on a pro rata basis, additional shares of New GM Common Stock (and associated Dividend Cash) and New GM Warrants (if and to the extent such New GM Common Stock and New GM Warrants are not required for the satisfaction of previously Disputed General Unsecured Claims (as defined in Note 2), Term Loan Avoidance Action Claims (as defined in Note 2) or liquidation for the payment of the expenses and liabilities of the GUC Trust) and certain cash, if any, remaining at the dissolution of the GUC Trust.

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

As described above, the beneficiaries of the GUC Trust are future holders and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units (“Trust Beneficiaries”). As Disputed General Unsecured Claims are resolved and allowed and thereby become Allowed General Unsecured Claims, the holders thereof become entitled to receive liquidating distributions of New GM Securities (and the related Dividend Cash) and GUC Trust Units pro rata by the amount of such Claims and, upon such occurrence, the GUC Trust incurs an obligation to distribute such securities and cash. Accordingly, liquidating distributions payable are recorded (at the fair value of such New GM Securities and the related Dividend Cash) as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2, liquidating distributions payable would be recorded for the New GM Securities and the related Dividend Cash (at fair value) that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence. Prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims or potential Term Loan Avoidance Action Claims. Rather, the beneficial interests of Trust Beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the accompanying financial statements.

The accompanying (a) condensed statement of net assets in liquidation at March 31, 2014, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements. The GUC Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets in liquidation for the nine months ended December 31, 2014 are not necessarily indicative of the changes in net assets that may be expected for the full year. The GUC Trust believes that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, the accompanying interim condensed financial statements should be read in conjunction with the GUC Trust’s financial statements for the year ended March 31, 2014 included in Form 10-K filed by the GUC Trust with the Securities and Exchange Commission on May 22, 2014.

The preparation of condensed financial statements in conformity with U.S. GAAP requires the GUC Trust Administrator to make estimates and assumptions that affect the reported amounts of assets and liabilities and are subject to change.

Changes to U.S. GAAP are made by the FASB in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification. The GUC Trust considers the applicability and impact of all ASU’s. ASU’s not noted herein were assessed and determined to be not applicable. During the quarter ended June 30, 2014, the GUC Trust adopted Accounting Standards Update No. 2013-07, “Liquidation Basis of Accounting”. Such standard requires that income or cash expected to be received over the liquidation period be estimated and accrued to the extent that a reasonable basis for estimation exists. The effect of adoption of such standard was not material to the GUC Trust’s financial statements. As of December 31, 2014, the GUC Trust has accrued approximately $3.6 million for (a) dividends of approximately $3.5 million expected to be received by the GUC Trust on its holdings of New GM Common Stock and (b) approximately $94,000 expected to be earned on marketable securities over the estimated remaining liquidation period of the GUC Trust. Such accrued dividends consist of dividends of $0.30 per share declared by New GM in January 2015 payable to common stockholders of record as of March 11, 2015. No accrual has been made with respect to any additional dividends that may be declared by New GM in the future, because the GUC Trust believes that a reasonable basis for estimation of such potential dividends does not exist at this time.

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

Pursuant to the GUC Trust Agreement, holders of Disputed General Unsecured Claims become entitled to receive a distribution of New GM Securities from the GUC Trust if, and to the extent that, such Disputed General Unsecured Claims become Allowed General Unsecured Claims. Under the GUC Trust Agreement, the GUC Trust Administrator has the authority to file objections to such Disputed General Unsecured Claims and such claims may be prosecuted through alternative dispute resolution proceedings, including mediation and arbitration (“ADR Proceedings”), if appropriate. As of December 31, 2014, there were approximately $39.5 million in Disputed General Unsecured Claims (including $10 million in Disputed General Unsecured Claims which were previously disallowed by the Bankruptcy Court but were subject to pending appeals), all of which were subject to pending objections filed by the GUC Trust. In addition, as of December 31, 2014, the GUC Trust held as reserves for Disputed General Unsecured Claims approximately $40 million in claim amount that is not associated with any particular claim but which has been set aside by the GUC Trust Administrator as a general claim contingency. See “—Allowed and Disputed Claims” below.

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

It is still unclear whether any amounts actually avoided pursuant to the Term Loan Avoidance Action would be for the benefit of holders of Allowed General Unsecured Claims. The Committee has taken the position that (a) except for the reimbursement of certain costs and expenses of the Avoidance Action Trust, the DIP Lenders are not entitled to any proceeds of the Term Loan Avoidance Action and have no interests in the trust established for the action under the Plan (the “Avoidance Action Trust”) and (b) except for the reimbursement of certain costs and expenses of the Avoidance Action Trust payable to the DIP Lenders, the holders of Allowed General Unsecured Claims have the exclusive right to receive any and all proceeds of the Term Loan Avoidance Action, and are the exclusive beneficiaries of the Avoidance Action Trust with respect thereto.

As described in Part II, Item 1, Legal Proceedings, litigation with respect to these issues is ongoing, and the rights to any recoveries on the Term Loan Avoidance Action are still disputed. Pursuant to the Plan, however, no funds reclaimed from the pre-petition lenders will be transferred to or otherwise benefit the GUC Trust or be distributed to holders of GUC Trust Units.

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

As of December 31, 2014, the GUC Trust has received dividends on the New GM Common Stock it has held aggregating $17.2 million. New GM has also declared a dividend of $0.30 per share to holders of New GM Common Stock of record as of March 11, 2015. Such dividends and any future declared dividends on New GM Common Stock are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If shares of New GM Common Stock are distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units, then the dividends relating to those shares will also be distributed to such holders. If, however, shares of New GM Common Stock are sold by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to those shares will be applied to such costs and liabilities of the GUC Trust and (just like the cash proceeds from the sale of the shares of New GM Common Stock) will be maintained as Other Administrative Cash (as defined below). Because such dividends are applied to the same purposes as the associated New GM Common Stock, references in this Form 10-Q to New GM Common Stock and New GM Securities that have been set aside from distribution, reserved or sold should be understood to include the dividends (if any) relating to such New GM Common Stock, unless expressly indicated otherwise. The amount of cash and cash equivalents held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock held by the GUC Trust is referred to as Dividend Cash.

Funding for GUC Trust Costs of Liquidation

The GUC Trust has incurred and will continue to incur certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (the “Administrative Fund”) for the purpose of paying certain fees and expenses (including certain tax obligations) incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for professionals retained by the GUC Trust), other than the Reporting Costs, as defined below (“Wind-Down Costs”). As of December 31, 2014, the remaining Administrative Fund aggregated $8.4 million (consisting of cash and cash equivalents and marketable securities). Of that amount, approximately $8.2 million has been separately designated for the satisfaction of certain identified costs and liabilities of the GUC Trust, and such amounts may not be used for the payment of other Wind-Down Costs. The remaining $0.2 million of the Administrative Fund is available for other Wind-Down Costs (principally the payment of GUC Trust professionals), which funds must be exhausted prior to the use of any Other Administrative Cash for such purposes. Cash or investments from the Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

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

As of December 31, 2014, Other Administrative Cash aggregated $6.0 million. To the extent that any of the Other Administrative Cash is not ultimately used to fund costs and expenses of the GUC Trust and is held by the GUC Trust at the time of its dissolution, such remaining Other Administrative Cash will be distributed by the GUC Trust to holders of the GUC Trust Units.

As of December 31, 2014, New GM Securities with an aggregate fair market value as of that date of $68.4 million and related Dividend Cash of $1.1 million have been set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2014, including $8.2 million set aside for projected income taxes on dividends received on holdings of New GM Common Stock as described below in “Funding for Potential Tax Liabilities on Dispositions of New GM Securities and Dividends on New GM Common Stock”. Accordingly, such New GM Securities are currently not available for distribution to the beneficiaries of the GUC Trust Units.

On January 14, 2015, the GUC Trust Administrator filed a motion seeking authority from the Bankruptcy Court to liquidate set aside New GM Securities and use set aside Dividend Cash (in an aggregate amount of approximately $11.5 million) to fund anticipated administrative and reporting fees, costs and expenses of the GUC Trust for the calendar year 2015 (the “2015 Liquidation Motion”). On January 29, 2015, the Bankruptcy Court approved the 2015 Liquidation Motion. While the GUC Trust Administrator has not yet exercised its authority to liquidate set aside New GM Securities or use set aside Dividend Cash, it currently plans to exercise this authority in February 2015.

Funding for Potential Tax Liabilities on Dispositions of New GM Securities and Dividends on New GM Common Stock

The GUC Trust is subject to U.S. federal income tax on realized net gains from the distribution and sale of shares of New GM Common Stock and New GM Warrants (such taxes, “Taxes on Distribution”). The GUC Trust is also subject to U.S. federal income tax on dividends received on New GM Common Stock held by the GUC Trust (such taxes, “Dividend Taxes”). The GUC Trust Agreement provides that the Administrative Fund may not be utilized to satisfy any Taxes on Distribution or Dividend Taxes. As such, the GUC Trust Administrator is authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities, the liquidated proceeds of which, along with the related Dividend Cash, would be sufficient to satisfy any potential Taxes on Distribution or Dividend Taxes. The New GM Securities that are set aside for Dividend Taxes are included in the set-aside for Wind-Down Costs described above in “Funding for GUC Trust Costs of Liquidation”. The GUC Trust Administrator may then liquidate such “set aside” New GM Securities to fund the Taxes on Distribution or Dividend Taxes with the approval of the GUC Trust Monitor, but, with respect to Taxes on Distributions only, without the necessity of obtaining approval of the Bankruptcy Court. New GM Securities that are set aside and subsequently sold in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and the cash proceeds of any such sale, along with the related Dividend Cash, will be classified as “Other Administrative Cash” under the GUC Trust Agreement. New GM Securities that have been so set aside are included in Holdings of New GM Securities in the accompanying Statements of Net Assets in Liquidation. In the event such set-aside New GM Securities were sold to fund Taxes on Distribution or Dividend Taxes, the proceeds of such sale would be reflected in Cash and Cash Equivalents and/or Marketable Securities until expended to pay Taxes on Distribution or Dividend Taxes. While the set-aside New GM Securities and the related Dividend Cash are not available for distribution, there is no corresponding liability or reserve related to such set-aside assets reflected in the Statements of Net Assets in Liquidation or any of the other financial statements of the GUC Trust.

During the quarter ended December 31, 2014, the GUC Trust Administrator reviewed the current and potential Taxes on Distribution. As a result of such review, the GUC Trust Administrator determined that New GM Securities with an aggregate fair market value (as of December 31, 2014) of $271.2 million and related Dividend Cash of $4.4 million should be set aside for potential Taxes on Distribution based on (1) the GUC Trust’s method for calculating potential gains on distributions or sales of New GM Securities (reduced by future deductible expenses at December 31, 2014) and (2) the GUC Trust’s method for converting the potential tax liability to the number of securities to be set aside. Such New GM Securities are not currently available for distribution to the beneficiaries of GUC Trust Units. The GUC Trust Administrator intends to continue to reevaluate the numbers of New GM Securities set aside on a quarterly basis.

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

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2014 and 2013 with the Internal Revenue Service using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code and, on August 11, 2014, the statutory notification period set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax return for the year ended March 31, 2014 expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the years ended March 31, 2014 and 2013 are no longer subject to examination by the Internal Revenue Service. However, remaining capital loss carryovers of $185.4 million as of March 31, 2014 that were generated in those years, from the new tax position, along with net operating loss carryovers of $84.5 million as of March 31, 2014, could be subject to examination by the Internal Revenue Service in subsequent years when those losses are utilized.

In contrast to the GUC Trust’s financial statements, as a conservative measure, the calculation of the “set aside” of New GM Securities for potential Taxes on Distribution utilizes the prior tax position rather than the new tax position to the extent that the GUC Trust’s liability for Taxes on Distribution has not been finally determined in accordance with Section 505(b) of the Bankruptcy Code or the new tax position has not been sustained on examination by the Internal Revenue Service. Accordingly, the potential tax liability for the GUC Trust’s U.S. federal income tax returns for the year ending March 31, 2015 and subsequent years is calculated, for purposes of the “set aside” of New GM Securities for potential Taxes on Distribution, using the prior tax position rather than the new tax position. In addition, the “set aside” calculation does not recognize any reductions related to remaining net operating loss carryovers or capital loss carryovers for losses on distributions or sales of New GM Securities that are attributable to the March 31, 2014 tax year or prior tax years, until such carryovers are utilized and such utilization is finally determined in accordance with Section 505(b) of the Bankruptcy Code or the new tax position has been sustained on examination by the Internal Revenue Service.

Residual Wind-Down Claims and Costs

Upon the dissolution of the Debtors, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining disputed administrative expenses, priority tax claims, priority non-tax claims and secured claims (the “Residual Wind-Down Claims”). On December 15, 2011, under the Plan, the Debtors transferred to the GUC Trust an amount of cash necessary (the “Residual Wind-Down Assets”) to satisfy the ultimate allowed amount of such Residual Wind-Down Claims (including certain reasonable litigation defense costs related to the Term Loan Avoidance Action (the “Avoidance Action Defense Costs”)), as estimated by the Debtors, and the costs, fees and expenses relating to satisfying and resolving the Residual Wind-Down Claims (the “Residual Wind-Down Costs”). The Residual Wind-Down Assets initially aggregated approximately $42.8 million (which amount consisted of approximately $40.0 million in cash, including approximately $1.4 million designated for the payment of Avoidance Action Defense Costs, and the transferred benefit of approximately $2.8 million in prepaid expenses). Should the Residual Wind-Down Costs and the Residual Wind-Down Claims be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. If, at any time, the GUC Trust Administrator determines that the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims (including the actual amount of Avoidance Action Defense Costs) and Residual Wind-Down Costs, such costs will be satisfied by Other Administrative Cash. If there is no remaining Other Administrative Cash, the GUC Trust Administrator is authorized to, with GUC Trust Monitor approval, set aside and, with Bankruptcy Court approval, sell New GM Securities to cover the shortfall. To the extent that New GM Securities are set aside and sold to obtain funding to complete the wind-down of the Debtors, such securities will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Costs could reduce the assets of the GUC Trust available for distribution. Although any such sale of set-aside New GM Securities would be reflected in the financial statements of the GUC Trust in the period of sale, the setting aside of New GM Securities and related Dividend Cash itself would not be reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust. After the GUC Trust has concluded its affairs, any funds remaining that were obtained from the sale of New GM Securities to fund the wind-down process or the resolution and satisfaction of the Residual Wind-Down Claims will be distributed to the holders of the GUC Trust Units.

The amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $3.0 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. It is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise to be paid from the other remaining Residual Wind-Down Assets and, following the depletion of such assets, the Administrative Fund (to the extent of any excess amounts remaining in the Administrative Fund from the funds separately designated for the satisfaction of certain costs and liabilities of the GUC Trust), Other Administrative Cash or the sale of New GM Securities. As of December 31, 2014, $28.9 million in Residual Wind-Down Assets were held by the GUC Trust, which are recorded in cash and cash equivalents and marketable securities (aggregating approximately $28.8 million) and other assets and deposits (approximately $0.1 million) in the accompanying Condensed Statement of Net Assets in Liquidation. By comparison, there were approximately $0.9 million in Residual Wind-Down Claims against such assets as of December 31, 2014, subject to increase for new Residual Wind-Down Claims that are expected to arise for Avoidance Action Defense Costs.

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC for the purposes of funding (1) $1.4 million in respect of certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC, or the Indenture Trustee / Fiscal and Paying Agent Costs, and (2) $2.0 million in respect of Reporting Costs. The funds received were credited to the reserve for expected costs of liquidation. Any unused portion of the funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of December 31, 2014, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs held by the GUC Trust approximated $0.4 million and are recorded in cash and cash equivalents in the accompanying Condensed Statement of Net Assets in Liquidation.

3.	Net Assets in Liquidation

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. Certain assets of the GUC Trust are reserved for funding the expected costs of liquidation and potential tax liabilities and are currently not available to the Trust Beneficiaries. Other assets of the GUC Trust, primarily Holdings of New GM Securities, as described in Notes 1 and 5, are available to be distributed to the Trust Beneficiaries (“GUC Trust Distributable Assets”) in accordance with the Plan and the GUC Trust Agreement. The amounts of net assets in liquidation presented in the accompanying Condensed Statements of Net Assets in Liquidation at December 31, 2014 and March 31, 2014, correspond to the amounts of GUC Trust Distributable Assets as of December 31, 2014 and March 31, 2014, after certain adjustments.

Trust Units

As described in Note 1, each holder of an Allowed General Unsecured Claim will retain a contingent right to receive, on a pro rata basis, additional shares of New GM Common Stock and New GM Warrants (if and to the extent such shares of New GM Common Stock and New GM Warrants are not required for the satisfaction of previously Disputed General Unsecured Claims or Term Loan Avoidance Action Claims, or liquidation for the payment of the expenses or tax liabilities of the GUC Trust) and certain cash, if any, remaining at the dissolution of the GUC Trust. The GUC Trust issues units representing such contingent rights (“GUC Trust Units”) at the rate of one GUC Trust Unit per $1,000 of Allowed General Unsecured Claims to each holder of an Allowed General Unsecured Claim, subject to rounding pursuant to the GUC Trust Agreement, in connection with the initial recognition of each Allowed General Unsecured Claim.

The GUC Trust makes quarterly liquidating distributions to holders of GUC Trust Units to the extent that (i)(a) certain previously Disputed General Unsecured Claims asserted against the Debtors’ estates or potential Term Loan Avoidance Action Claims are either disallowed or are otherwise resolved favorably to the GUC Trust (thereby reducing the amount of GUC Trust assets reserved for distribution in respect of such asserted or potential claims) or (b) certain Excess GUC Trust Distributable Assets (as defined in the GUC Trust Agreement) that were previously set aside from distribution are released in the manner permitted under the GUC Trust Agreement, and (ii) as a result of the foregoing, the amount of Excess GUC Trust Distributable Assets (as defined in the GUC Trust Agreement) as of the end of the relevant quarter exceeds thresholds set forth in the GUC Trust Agreement.

The following presents the changes during the three months ended December 31, 2014 in the number of GUC Trust Units outstanding or for which the GUC Trust was obligated to issue:

Trust Units
Outstanding or issuable at September 30, 2014	31,853,702
Issued during the period	—
Less: Issuable at beginning of period (1)	(—)
Add: Issuable at end of period (1)	—

Outstanding or issuable at December 31, 2014 (2)	31,853,702

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal quarter.
(2)	The number of GUC Trust Units outstanding at any time represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units and New GM Securities.

Allowed and Disputed Claims

The total cumulative pro rata liquidating distributions ultimately received by Trust Beneficiaries is dependent upon the current amount of Allowed General Unsecured Claims and final resolution of outstanding Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims (as described in Note 2). Disputed General Unsecured Claims at December 31, 2014 reflect claim amounts at their originally filed amounts, a court ordered distribution “set aside” for certain claims filed without a claim amount and other adjustments as ordered by the court or permitted by the Plan. The Disputed General Unsecured Claims may settle at amounts that differ significantly from these amounts and at amounts that differ significantly from the historical pattern at which claims have been settled and allowed in proportion to claims resolved and disallowed. As described in Note 1, prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims or potential Term Loan Avoidance Action Claims. Liquidating distributions payable are recorded (at the fair value of New GM Securities to be distributed) as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential

Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2, liquidating distributions payable would be recorded for the New GM Securities (at fair value) that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence.

The following table presents a summary of the Allowed and Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims for the three months ended December 31, 2014:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claim Amount (2)
Total, September 30, 2014	$31,853,630	$79,500	$1,500,000	$1,579,500	$33,433,130
New Allowed General Unsecured Claims	—	—	—	—	—
Disputed General Unsecured Claims resolved or disallowed	—	—	—	—	—

Total, December 31, 2014	$31,853,630	$79,500	$1,500,000	$1,579,500	$33,433,130

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

4.	Liquidating Distributions

Liquidating distributions in the three months ended December 31, 2014 consisted of the following:

(in thousands)	Fair Value
Distributions during the three months ended December 31, 2014	$240,640
Less: Liquidating distributions payable at September 30, 2014	(248,763)
Add: Liquidating distributions payable at December 31, 2014	6,033

Total	$(2,090)

Liquidating distributions during the nine months ended December 31, 2014, consisted of the following:

(in thousands)	Fair Value
Distributions during the nine months ended December 31, 2014	$244,188
Less: Liquidating distributions payable at March 31, 2014	(42,111)
Add: Liquidating distributions payable at December 31, 2014	6,033

Total	$208,110

The distributions during the three and nine months ended December 31, 2014 consisted of (1) excess distributions and (2) distributions to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements.

Distributions during the three months ended December 31, 2014 aggregate to an increase in net assets in liquidation during the period primarily due to a decline in the fair value of New GM Securities included in liquidating distributions payable at September 30, 2014 to their fair value on the date of the excess distribution on or about November 12, 2014.

The GUC Trust was obligated at December 31, 2014 to distribute 79,796 shares of New GM Stock, 72,441 of New GM Series A Warrants, and 72,441 of New GM Series B Warrants in the aggregate to certain holders of GUC Trust Units and certain holders of Allowed General Unsecured Claims who had not yet satisfied certain informational requirements necessary to receive these securities. In addition, as of December 31, 2014, cash of $0.2 million was then distributable as follows: (a) for Dividend Cash associated with the New GM Common Stock that the GUC Trust was obligated to distribute at December 31, 2014, (b) to governmental entities which are precluded by applicable law from receiving distributions of New GM Securities, and (c) for distributions in lieu of fractional shares and warrants.

5.	Holdings of New GM Securities

At December 31, 2014, the Holdings of New GM Securities, at fair value, consisted of the following:

	Number	Fair Value (in thousands)
New GM Common Stock	11,533,513	$402,635
New GM Series A Warrants	10,484,773	262,958
New GM Series B Warrants	10,484,773	178,241

Total		$843,834

As described in Note 4, as of December 31, 2014, the GUC Trust had accrued liquidating distributions payable aggregating $6.0 million, consisting of $5.8 million in respect of New GM Securities and cash of $0.2 million then distributable. As a result, the numbers of New GM Securities reflected above include shares and warrants for which liquidating distributions were then pending. As of December 31, 2014, these securities for which distributions were then pending aggregated 79,796 shares of New GM Common Stock, 72,441 Series A Warrants and 72,441 Series B Warrants.

As of December 31, 2014, the number of common stock shares and warrants in the table above also includes New GM Securities aggregating $68.4 million (excluding related Dividend Cash) reserved, or set aside, for projected GUC Trust fees, costs and expenses to be incurred beyond 2014 (including $8.1 million for projected Dividend Taxes) and $271.2 million (excluding related Dividend Cash) of New GM Securities reserved, or set aside, for potential Taxes on Distribution. As a result, as of December 31, 2014, the numbers of New GM Securities in the table above include an aggregate of 4,641,667 shares of New GM Common Stock, 4,219,669 New GM Series A Warrants, and 4,219,669 New GM Series B Warrants which have been so set aside.

Set forth below are the aggregate number and fair value of all such shares and warrants which are pending distribution, or are set aside and are not available for distribution at December 31, 2014.

	Number	Fair Value (in thousands)
New GM Common Stock	4,721,463	$164,826
New GM Series A Warrants	4,292,110	107,646
New GM Series B Warrants	4,292,110	72,966

Total		$345,438

6.	Fair Value Measurements

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

Level 3—Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs at December 31, 2014 and March 31, 2014.

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

The GUC Trust also holds other financial instruments not measured at fair value on a recurring basis, including Accounts Payable and Other Liabilities. The fair value of these liabilities approximates the carrying amounts in the accompanying Statements of Net Assets in Liquidation due to the short maturity of such instruments.

The following table presents information about the GUC Trust’s assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and March 31, 2014, and the valuation techniques used by the GUC Trust to determine those fair values.

	December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$10,079	$—	$—	$10,079
Marketable Securities:
Municipal commercial paper and demand notes	—	10,921	—	10,921
Corporate commercial paper	—	21,167	—	21,167
Holdings of New GM Securities:
New GM Common Stock	402,635	—	—	402,635
New GM Warrants	441,199	—	—	441,199

Total Assets	$853,913	$32,088	$—	$886,001

Liabilities:
Liquidating distributions payable	$6,033	$—	$—	$6,033

	March 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$8,953	$—	$—	$8,953
Marketable Securities:
Municipal commercial paper and demand notes	—	18,005	—	18,005
Corporate commercial paper	—	26,377	—	26,377
Holdings of New GM Securities:
New GM Common Stock	526,533	—	—	526,533
New GM Warrants	587,545	—	—	587,545

Total Assets	$1,123,031	$44,382	$—	$1,167,413

Liabilities:
Liquidating distributions payable	$42,111	$—	$—	$42,111

The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value:

•	Due to its short-term, liquid nature, the fair value of cash equivalents approximates its carrying value.

•	Holdings of New GM Securities are valued at closing prices reported on the active market on which the securities are traded.

•	Marketable securities include municipal commercial paper and variable demand notes and corporate commercial paper. Municipal variable demand notes trade daily at par value and, therefore, their fair value is equal to par value. Due to their short term maturities, the fair value of municipal and corporate commercial paper approximates their carrying value.

•	Liquidating distributions payable are valued at closing prices of New GM Securities reported on the active market on which the securities are traded.

The GUC Trust’s policy is to recognize transfers between levels of the fair value hierarchy as of the actual date of the event of change in circumstances that caused the transfer. There were no such transfers during the three or nine months ended December 31, 2014 and the year ended March 31, 2014.

7.	Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims

The following is a summary of the activity in the reserves for expected costs of liquidation for the three and nine months ended December 31, 2014 and 2013:

	Three months ended December 31, 2014
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, September 30, 2014	$22,042	$9,663	$408	$—	$1,234	$33,347
Plus additions to reserves	2,952	248	—	—	—	3,200
Less liquidation costs incurred:
Trust Professionals	(1,997)	(431)	—	—	(4)	(2,432)
Trust Governance	(899)	(451)	(18)	—	—	(1,368)
Other Administrative Expenses	(12)	(103)	—	—	—	(115)

Balance, December 31, 2014	$22,086	$8,926	$390	$—	$1,230	$32,632

	Nine months ended December 31, 2014
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2014	$22,529	$12,235	$464	$—	$1,258	$36,486
Plus additions to (reductions in) reserves	7,629	(294)	—	—	—	7,335
Less liquidation costs incurred:
Trust Professionals	(5,324)	(1,406)	—	—	(28)	(6,758)
Trust Governance	(2,728)	(1,354)	(74)	—	—	(4,156)
Other Administrative Expenses	(20)	(255)	—	—	—	(275)

Balance, December 31, 2014	$22,086	$8,926	$390	$—	$1,230	$32,632

	Three months ended December 31, 2013
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, September 30, 2013	$26,468	$14,272	$494	$588	$1,285	$43,107
Plus additions to reserves	578	68	—	—	—	646
Less liquidation costs incurred:
Trust Professionals	(1,551)	(675)	—	(588)	(10)	(2,824)
Trust Governance	(973)	(450)	(23)	—	—	(1,446)
Other Administrative Expenses	(13)	(107)	—	—	—	(120)

Balance, December 31, 2013	$24,509	$13,108	$471	$—	$1,275	$39,363

	Nine months ended December 31, 2013
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2013	$38,043	$20,442	$499	$898	$1,631	$61,513
Less reductions in reserves	(3,485)	(4,078)	—	—	—	(7,563)
Less liquidation costs incurred:
Trust Professionals	(7,033)	(1,628)	—	(898)	(356)	(9,915)
Trust Governance	(2,977)	(1,351)	(28)	—	—	(4,356)
Other Administrative Expenses	(39)	(277)	—	—	—	(316)

Balance, December 31, 2013	$24,509	$13,108	$471	$—	$1,275	$39,363

During the three months ended December 31, 2014, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased by $3.0 million and $0.2 million, respectively. During the nine months ended December 31, 2014, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased by $7.6 million and decreased by $0.3 million, respectively. During the three months ended December 31, 2013, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased by $578,000 and $68,000, respectively. During the nine months ended December 31, 2013, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs decreased by $3.5 million and $4.1 million, respectively. Such revisions in the estimates were recorded as additions to (reductions in) the reserves for expected costs of liquidation in such periods. The GUC Trust has recorded reserves for expected costs of liquidation that represent amounts expected to be incurred over the estimated remaining liquidation period of the GUC Trust for which there was a reasonable basis for estimation as of December 31, 2014.

The amount of liquidation costs that will ultimately be incurred depends both on that time period and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of December 31, 2014, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through December 31, 2016, which has been estimated predominantly on a probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis in the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust. It is possible that future developments in the Term Loan Avoidance Action could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond December 31, 2016. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period could change in the near term.

As described in Part II, Item 1, Legal Proceedings, the GUC Trust is participating, as an interested party, in litigation involving certain General Motors vehicle recalls. While the impact of such litigation on the remaining liquidation period of the GUC Trust is not subject to reasonable estimation at this time, it is possible that such litigation could extend the remaining liquidation period of the GUC Trust beyond December 31, 2016.

The following is a summary of the activity in the reserves for Residual Wind-Down Claims for the three months ended December 31, 2014 and 2013:

(in thousands)	2014	2013
Balance, beginning of period	$27,419	$29,437
Less claims allowed during the period	(988)	(97)

Balance, end of period	$26,431	$29,340

The following is a summary of the activity in the reserves for Residual Wind-Down Claims for the nine months ended December 31, 2014 and 2013:

(in thousands)	2014	2013
Balance, beginning of period	$28,698	$30,855
Less claims allowed during the period	(2,267)	(1,515)

Balance, end of period	$26,431	$29,340

8.	Income Tax (Provision) Benefit

The income tax (expense) benefit in the Condensed Statements of Changes in Net Assets in Liquidation for the three and nine months ended December 31, 2014 and 2013 was determined by computing the current and deferred tax provision or benefit for the interim periods using the GUC Trust’s statutory tax rate of 39.6% that became effective on April 1, 2013. There was no current tax provision or benefit in any of such periods due to cumulative net operating and capital losses and no income taxes have been paid by the GUC Trust.

The components of the income tax (provision) benefit in the Condensed Statements of Changes in Net Assets in Liquidation for the three and nine months ended December 31, 2014 and 2013 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2014	2013	2014	2013
Current	$—	$—	$—	$—
Deferred	—	(32,183)	—	132,662

Total	$—	$(32,183)	$—	$132,662

Deferred taxes in the accompanying condensed statement of net assets in liquidation at December 31, 2014 are comprised of the following components:

Deferred tax assets:
Reserves for expected costs of liquidation	$10,990
Net operating and capital loss carryovers	108,720

Gross deferred tax assets	119,710
Less: Valuation allowance	(79,762)

Deferred tax asset, net of valuation allowance	39,948
Deferred tax liabilities:
Fair value in excess of tax basis of holdings of New GM Securities	(38,539)
Other	(1,409)

Gross deferred tax liabilities	(39,948)

Net deferred tax liability	$—

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

A full valuation allowance against net deferred tax assets aggregating $79.8 million was established as of December 31, 2014 due to uncertainty as to whether the deferred tax assets are realizable. Such valuation allowance was decreased by $32.7 million and increased by $8.6 million from the full valuation allowance against net deferred tax assets established as of September 30, 2014 and March 31, 2014, respectively. The valuation allowance against deferred tax assets of $103.9 million that was established in the quarter ended September 30, 2013, was reversed during the quarter ended December 31, 2013. Such reversal was due to anticipated taxable gains exceeding deductible items primarily as a result of utilization of net operating loss carryovers in the quarter ended December 31, 2013. Such net operating loss carryovers were utilized as a result of the generation of taxable gains from the sale and distribution of New GM Securities during the quarter. Realization of the net deferred tax assets is dependent upon the generation of taxable gains upon the distribution or sale of New GM Securities in the future, which is not determinable prior to occurrence, or the receipt of future dividends on New GM Common Stock held by the GUC Trust for which a reasonable basis for estimation does not exist at this time.

As of December 31, 2014, the GUC Trust has net operating losses from the current year and carryforwards from prior years aggregating $85.2 million and capital losses from the current year and carryforwards from prior years aggregating $189.3 million (resulting in a deferred tax asset of $108.7 million) after giving effect to the new tax position with respect to the tax basis of New GM Securities described above.

9.	Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and will continue to receive certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company, as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the three and nine months ended December 31, 2014 and 2013.

In addition, Wilmington Trust Company has entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. The fees and commissions charged by Wilmington Trust Company and its affiliates pursuant to these arrangements are consistent with the standard fees and commissions charged by Wilmington Trust Company to unrelated third-parties in negotiated transactions. During the three and nine months ended December 31, 2014, the total amount of such fees and commissions was approximately $5,000 and $17,000, respectively. During the three and nine months ended December 31, 2013, the total amount of such fees and commissions was approximately $12,000 and $49,000, respectively.

Item 2. Management’s Discussion and Analysis

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its third fiscal quarter ended December 31, 2014. It is intended to be read in conjunction with the condensed financial statements of the GUC Trust included in Item 1 above, which we refer to as the financial statements. For additional information about the purpose and administrative operations of the GUC Trust, see the disclosure in the notes to the financial statements filed with this Form 10-Q and in the Form 10-K filed by the GUC Trust with the Securities and Exchange Commission on May 22, 2014. A glossary of defined terms used in this Form 10-Q is provided under the heading “Glossary” below.

Overview

The GUC Trust is a successor to Motors Liquidation Company (which dissolved on December 15, 2011), or MLC, for the purposes of Section 1145 of title 11 of the United States Code, or the Bankruptcy Code. The GUC Trust was initially formed on March 30, 2011, for the purposes of implementing the Second Amended Joint Chapter 11 Plan, or the Plan, of MLC and its affiliated debtors-in-possession, or the Debtors, which was filed with the United States Bankruptcy Court for the Southern District of New York, or the Bankruptcy Court, on March 18, 2011. The Plan subsequently became effective on March 31, 2011, or the Effective Date, and, on April 18, 2013, the Bankruptcy Court entered an order granting the GUC Trust’s request for entry of a final decree administratively closing each of the Debtors’ chapter 11 cases other than the chapter 11 case of MLC.

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

Distributions and Distributable Assets of the GUC Trust

The principal assets comprising the corpus of the GUC Trust are (i) shares of common stock of General Motors Company, or the New GM Common Stock, and any associated Dividend Cash (as defined below), (ii) warrants to acquire shares of New GM Common Stock at an exercise price of $10.00 per share, expiring July 10, 2016, or the New GM Series A Warrants, and (iii) warrants to acquire shares of New GM Common Stock at an exercise price of $18.33 per share, expiring July 10, 2019, or the New GM Series B Warrants. The New GM Series A Warrants and the New GM Series B Warrants are referred to collectively as the New GM Warrants, and the New GM Common Stock and the New GM Warrants are referred to collectively as the New GM Securities.

The Plan generally provides for the distribution of New GM Securities (and any associated Dividend Cash) to holders of Allowed General Unsecured Claims pro rata by the amount of such claims. In that regard, the Plan provides that each holder of an Allowed General Unsecured Claim will obtain, in addition to an initial distribution of New GM Securities (and any associated Dividend Cash) in such numbers as described below, a contingent right to receive, on a pro rata basis, additional shares of New GM Common Stock (and any associated Dividend Cash) and New GM Warrants (only if and to the extent such New GM Common Stock and New GM Warrants are not required to satisfy new Allowed General Unsecured Claims or to fund the liquidation and administrative costs or income tax liabilities of the GUC Trust) and cash, if any, available for distribution to the holders of such rights. Such rights are represented by units of beneficial interests in the GUC Trust, or GUC Trust Units, distributed to holders of Allowed General Unsecured Claims in proportion to the amount of their claims, subject to certain rounding rules set forth in the Plan and the GUC Trust Agreement.

As of December 31, 2014, the GUC Trust has received dividends on the New GM Common Stock it held as of the respective record dates of $0.30 per share (each quarter) aggregating approximately $17.2 million. New GM has also declared a dividend of

$0.30 per share to holders of New GM Common Stock of record as of March 11, 2015. Such dividends and any future declared dividends on New GM Common Stock are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If shares of New GM Common Stock are distributed to holders of subsequently allowed Disputed General Unsecured Claims, allowed Term Loan Avoidance Action Claims, or GUC Trust Units, then the dividends relating to those shares will also be distributed to such holders. If, however, shares of New GM Common Stock are sold by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to those shares will be applied to such costs and liabilities of the GUC Trust and (just like the cash proceeds from the sale of the shares of New GM Common Stock) will be maintained in Other Administrative Cash (as defined below under the heading “—Funding for the GUC Trust’s Liquidation and Administrative Costs”). Because such dividends are applied to the same purpose as the New GM Common Stock, references in this Form 10-Q to New GM Common Stock and New GM Securities that have been set aside from distribution, reserved or sold should be understood to include the dividends (if any) relating to such New GM Common Stock, unless expressly indicated otherwise. The amount of cash and cash equivalents held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock held by the GUC Trust is referred to as Dividend Cash.

Pursuant to the GUC Trust Agreement, the GUC Trust is required to make quarterly distributions to the holders of Allowed General Unsecured Claims that were allowed during the immediately preceding fiscal quarter. Under the terms of the Plan, and subject to rounding under the Plan, the GUC Trust Agreement and the rules of the applicable clearing system, each $1,000 in amount of such new Allowed General Unsecured Claims is currently entitled to receive (upon delivery of any information required by the GUC Trust) an initial distribution of 4.31 shares of New GM Common Stock, 3.92 New GM Series A Warrants and 3.92 New GM Series B Warrants, as well as one GUC Trust Unit. Such initial distribution includes a pro rata share of New GM Securities that have been distributed as Excess GUC Trust Distributable Assets (as defined below) in respect of GUC Trust Units since the Effective Date of the Plan. Quarterly distributions are made to holders of newly Allowed General Unsecured Claims as promptly as practicable after the first day of the fiscal quarter following the periods ending each March 31, June 30, September 30 and December 31, during the life of the GUC Trust.

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

Funding for the GUC Trust’s Liquidation and Administrative Costs

As of the Effective Date, pursuant to the Plan, MLC funded approximately $52.7 million in cash to the GUC Trust, or the Administrative Fund, to be held and maintained by the GUC Trust Administrator for the purpose of paying certain fees and expenses incurred by the GUC Trust (including the fees of the GUC Trust Administrator and the GUC Trust Monitor, the fees and expenses of other professionals retained by the GUC Trust, and certain tax obligations), which are referred to as the Wind-Down Costs. The United States Department of the Treasury and the Governments of Canada and Ontario (through Export Development Canada), which are referred to collectively as the DIP Lenders, maintain a lien on the Administrative Fund which relates to certain funds advanced at the commencement of the Debtors’ insolvency proceedings. Consequently, pursuant to the GUC Trust Agreement, any cash or investments from the Administrative Fund which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. As of December 31, 2014, approximately $8.4 million remained in the Administrative Fund and is recorded in cash and cash equivalents and marketable securities. Of that amount, approximately $8.2 million has been separately designated for the satisfaction of certain identified costs and liabilities of the GUC Trust, and such amounts may not be used for the payment of other Wind-Down Costs. The remaining $0.2 million of the Administrative Fund is available for other Wind-Down Costs (principally the payment of GUC Trust professionals), which funds must be exhausted prior to the use of any Other Administrative Cash for such purposes. As described above, any cash or investments in the Administrative Fund that remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

The GUC Trust Agreement provides that the Administrative Fund may not be utilized to fund certain specified costs, fees and expenses, which are referred to as Reporting Costs, including those directly or indirectly relating to (i) reports to be prepared and filed by the GUC Trust pursuant to applicable rules, regulations and interpretations of the Securities and Exchange Commission, or the SEC, (ii) the transfer, registration for transfer and certification of GUC Trust Units, (iii) the application by the Committee to the Internal Revenue Service for a private letter ruling regarding the tax treatment of the GUC Trust and the holders of Allowed General Unsecured Claims in respect to the distribution of New GM Securities, and (iv) certain legal proceedings relating to the Term Loan

Avoidance Action. In addition, the Administrative Fund cannot be used to fund any current or projected tax liabilities of the GUC Trust, other than those included in the Administrative Fund budget. However, the GUC Trust Agreement does provide the GUC Trust Administrator with the authority to set aside from distribution and sell New GM Securities to fund such Reporting Costs and projected tax liabilities (other than those included in the budget), with the approval of the Bankruptcy Court and/or the GUC Trust Monitor, in each case as described below.

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

The GUC Trust Administrator may liquidate New GM Securities that have been set aside from distribution to fund (with the required approval of the Bankruptcy Court) the current or projected Wind-Down Costs (including Dividend Taxes) or Reporting Costs of the GUC Trust and (with the required approval of only the GUC Trust Monitor) current and projected Taxes on Distribution of the GUC Trust. The cash proceeds of such sales, and the marketable securities in which such cash proceeds are invested, are referred to as Other Administrative Cash. Pursuant to the GUC Trust Agreement, any cash or marketable securities constituting Other Administrative Cash that remain at the winding up and conclusion of the GUC Trust will be distributed to the holders of GUC Trust Units. The Bankruptcy Court has previously, in March 2012, and again in December 2012, approved the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs. During the years ended March 31, 2013 and 2012, sales of New GM Securities to fund such Wind-Down Costs and Reporting Costs aggregated approximately $50.2 million, including approximately $5.7 million expressly authorized by the GUC Trust Agreement to be liquidated shortly after the Effective Date for the purposes of funding certain Reporting Costs, which is referred to as the Initial Reporting Cash, and no such sales have subsequently occurred. As of December 31, 2014, approximately $6.0 million remained in Other Administrative Cash and was recorded in cash and cash equivalents and marketable securities in the Condensed Statement of Net Assets in Liquidation as of December 31, 2014.

On January 14, 2015, the GUC Trust Administrator filed a motion seeking authority from the Bankruptcy Court to liquidate set aside New GM Securities and use set aside Dividend Cash (in an aggregate amount of approximately $11.5 million) to fund anticipated administrative and reporting fees, costs and expenses of the GUC Trust for the calendar year 2015, or the 2015 Liquidation Motion. On January 29, 2015, the Bankruptcy Court approved the 2015 Liquidation Motion. While the GUC Trust Administrator has not yet exercised its authority to liquidate set aside New GM Securities or use set aside Dividend Cash, it currently plans to exercise this authority in February 2015.

Residual Wind-Down Claims

In addition to resolving Disputed General Unsecured Claims, the GUC Trust Administrator is required to resolve and satisfy (to the extent allowed) certain disputed administrative expenses, priority tax claims, priority non-tax claims, and secured claims against the Debtors, or the Residual Wind-Down Claims. Upon the dissolution and winding up of MLC on December 15, 2011, or the Dissolution Date, the GUC Trust assumed responsibility for the resolution and satisfaction (to the extent allowed) of such Residual Wind-Down Claims. At that time, MLC transferred to the GUC Trust assets, or the Residual Wind-Down Assets, in an amount sufficient, based upon the Debtors’ reasonable estimates, to satisfy the Residual Wind-Down Claims and the costs, fees and expenses related to satisfying and resolving the Residual Wind-Down Claims, or the Residual Wind-Down Costs. The Residual Wind-Down Assets so transferred approximated $42.8 million consisting of approximately $40.0 million in cash (including approximately $1.4 million for the payment of certain defense costs related to the Term Loan Avoidance Action, or Avoidance Action Defense Costs) and the transferred benefit of approximately $2.8 million in prepaid expenses. As of December 31, 2014, the amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash received by the GUC Trust from MLC on the Dissolution Date by approximately $3.0 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. As described in Part II, Item 1, Legal Proceedings, litigation with respect to the Term Loan Avoidance Action is ongoing, and it is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise, to be paid from the remaining Residual Wind-Down Assets and, following the depletion of such assets, the Administrative Fund (to the extent of any excess amounts remaining in the Administrative Fund from the funds separately designated for the satisfaction of certain costs and liabilities of the GUC Trust), Other Administrative Cash or the sale of New GM Securities.

Pursuant to the GUC Trust Agreement and the Plan, the Residual Wind-Down Assets are to be administered in accordance with the GUC Trust Agreement and Plan and are to be used to satisfy and resolve the Residual Wind-Down Claims (including Avoidance Action Defense Costs) and to fund the Residual Wind-Down Costs. Any unused portions of the Residual Wind-Down Assets must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. If, collectively, the actual amounts of Residual Wind-Down Claims allowed (including Avoidance Action Defense Costs in excess of the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date) and the Residual Wind-Down Costs exceed the Residual Wind-Down Assets, the GUC Trust Administrator may be required to set aside from distribution and sell additional New GM Securities to fund the shortfall. Any such sale of securities would reduce the numbers of New GM Securities available for distribution to holders of GUC Trust Units.

As of December 31, 2014, Residual Wind-Down Assets aggregating $28.9 million were held by the GUC Trust and were recorded in cash and cash equivalents and marketable securities (aggregating approximately $28.8 million) and other assets and deposits (approximately $0.1 million) in the Condensed Statement of Net Assets in Liquidation as of December 31, 2014. A corresponding amount in the aggregate is recorded in the reserve for Residual Wind-Down Claims, reserves for expected costs of liquidation and accounts payable and accrued liabilities in the Condensed Statement of Net Assets in Liquidation as of December 31, 2014. By comparison, there were approximately $0.9 million in Residual Wind-Down Claims against such assets as of December 31, 2014, subject to increase for new Residual Wind-Down Claims that are expected to arise with respect to Avoidance Action Defense Costs.

Other Assets Received from MLC on the Dissolution Date

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) approximately $2.0 million designated for Reporting Costs and (ii) approximately $1.4 million designated for reimbursements to indenture trustees and fiscal and paying agents under the Debtors prepetition debt issuances for costs associated with, among other things, administering distributions to registered holders of the debtors’ prepetition debt issuances, or Indenture Trustee / Fiscal and Paying Agents Costs. Any unused portion of such funds designated for Indenture Trustee / Fiscal and Paying Agents Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of December 31, 2014, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs of $0.4 million were held by the GUC Trust and are recorded in cash and cash equivalents in the Condensed Statement of Net Assets in Liquidation as of December 31, 2014. A corresponding amount was recorded in the reserves for expected costs of liquidation in the Condensed Statement of Net Assets in Liquidation as of December 31, 2014. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of December 31, 2014.

Income Tax Liabilities for Certain Capital Gains and Dividends on New GM Common Stock

Upon the dissolution and winding up of MLC on the Dissolution Date, record ownership of all undistributed New GM Securities was transferred to the GUC Trust. Using the value of the New GM Securities as of that date, the tax basis per share or warrant of the New GM Securities on the Dissolution Date was $19.87 for the New GM Common Stock, $11.38 for the New GM Series A Warrants and $7.88 for the New GM Series B Warrants. Prior to the year ended March 31, 2013, such tax basis was used in the Company’s U.S. federal income tax return to determine the taxable gain or loss on the disposition of New GM Securities since their transfer. For the years ended March 31, 2014 and 2013, the GUC Trust has filed its U.S. federal income tax returns taking the position that beneficial ownership for a substantial majority of New GM Securities transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date instead of December 15, 2011, when record ownership of the remaining New GM Securities still held by MLC was transferred from MLC to the GUC Trust. For the remaining substantial minority of New GM Securities transferred from MLC to the GUC Trust, the GUC Trust determined that transfer of beneficial ownership occurred on other dates for which the tax basis should be determined by reference to the value of such securities on such dates. This new tax position resulted in an increased tax basis of the New GM Securities from the prior tax position and, therefore, reduced taxable gains and increased taxable losses on distributions and sales of New GM Securities since March 31, 2011. The GUC Trust believes, based on the available evidence and consultation with GUC Trust professionals, that it is more likely than not that the new tax position in the amounts reflected in the GUC Trust’s income tax returns will be sustained on examination by the Internal Revenue Service, based on the technical merits of the position. Although the GUC Trust’s tax liability in respect of its federal income tax returns for the year ended March 31, 2014 and prior years are no longer subject to examination by the Internal Revenue Service as a result of the application of Section 505(b) of the Bankruptcy Code, this new tax position, as of the date hereof, has not been sustained on examination by the Internal Revenue Service. Accordingly, remaining capital loss carryovers of $185.4 million as of March 31, 2014, from the new tax position, along with net operating loss carryovers of $84.5 million as of March 31, 2014, could be subject to examination by the Internal Revenue Service in subsequent years when those losses are utilized.

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

Pursuant to the Plan, the GUC Trust is obligated to satisfy reasonable Avoidance Action Defense Costs, subject to the right of the GUC Trust to seek disgorgement in accordance with the terms of the Plan. As described under the heading “—Residual Wind-Down Claims” above, the amount of Avoidance Action Defense Costs incurred to date exceeds the amount of Residual Wind-Down Assets received from MLC which was designated for this purpose by approximately $3.0 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. As described in Part II, Item 1, Legal Proceedings, litigation with respect to the Term Loan Avoidance Action is ongoing, and it is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise, to be paid from the other remaining Residual Wind-Down Assets and, following the depletion of such assets, the Administrative Fund (to the extent of any excess amounts remaining in the Administrative Fund from the funds separately designated for the satisfaction of certain costs and liabilities of the GUC Trust), Other Administrative Cash or the sale of New GM Securities.

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

The New GM Common Stock and New GM Warrants are listed on the New York Stock Exchange. As of December 31, 2014, the closing trading price of shares of New GM Common Stock was $34.91 (as compared to $31.94 as of September 30, 2014 and $34.42 as of March 31, 2014); the closing trading price of New GM Series A Warrants was $25.08 (as compared to $22.38 as of September 30, 2014 and $24.84 as of March 31, 2014); and the closing trading price of New GM Series B Warrants was $17.00 (as compared to $14.4604 as of September 30, 2014 and $17.41 as of March 31, 2014), in each case as reported by Bloomberg Finance L.P. The GUC Trust Units are not listed on any securities exchange.

The following table shows the intraday high and low trading prices of the New GM Common Stock for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended March 31, 2014	$41.0599	$33.573
Ended June 30, 2014	$37.18	$31.70
Ended September 30, 2014	$38.15	$31.67
Ended December 31, 2014	$35.45	$28.82

The following table shows the intraday high and low trading prices of the New GM Series A Warrants for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended March 31, 2014	$31.31	$24.30
Ended June 30, 2014	$27.33	$22.33
Ended September 30, 2014	$28.48	$22.09
Ended December 31, 2014	$25.53	$19.56

The following table shows the intraday high and low trading prices of the New GM Series B Warrants for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended March 31, 2014	$23.2916	$16.59
Ended June 30, 2014	$19.25	$14.80
Ended September 30, 2014	$20.19	$14.25
Ended December 31, 2014	$17.50	$12.07

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

As described in Note 1 to the financial statements, the GUC Trust beneficiaries are future holders and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. As Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims are resolved and allowed and thereby become Allowed General Unsecured Claims, the holders thereof become entitled to receive liquidating distributions of New GM Securities (including the related Dividend Cash) and GUC Trust Units pro rata by the amount of such Claims and, upon such occurrence, the GUC Trust incurs an obligation to distribute such securities. Accordingly, liquidating distributions payable are recorded (at the fair value of such New GM Securities) as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2 to the financial statements, liquidating distributions payable would be recorded for the New GM Securities (at fair value), along with the related Dividend Cash, that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence. Prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims). Rather, the beneficial interests of GUC Trust beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the financial statements.

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

Beginning in the quarter ended June 30, 2014, estimated dividends expected to be received on holdings of New GM Common Stock are accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation exists. As of December 31, 2014, dividends of approximately $3.5 million have been accrued relating to dividends of $0.30 per share declared by New GM in January 2015 payable to common stockholders of record as of March 11, 2015. No accrual has been made with respect to any additional dividends that may be declared by New GM in the future, because the GUC Trust believes that a reasonable basis for estimation of such potential dividends does not exist at this time. It is reasonably possible that the GUC Trust’s estimates regarding potential dividends for which there is a reasonable basis of estimation could change in the near term. Prior to the quarter ended June 30, 2014, dividends were recorded as received (or accrued as of the record date for any declared but unpaid dividend).

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

Reserves for Residual Wind-Down Claims and Residual Wind-Down Costs

Upon the dissolution of MLC, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining Residual Wind-Down Claims. On the date of dissolution of the Debtors, the Debtors transferred to the GUC Trust Residual Wind-Down Assets in an amount necessary to satisfy the ultimate allowed amount of such Residual Wind-Down Claims (including certain Avoidance Action Defense Costs) and the Residual Wind-Down Costs, as estimated by the Debtors. Should the Residual Wind-Down Costs and the Residual Wind-Down Claims be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. If, collectively, the actual amounts of Residual Wind-Down Claims (including certain Avoidance Action Defense Costs) allowed and the Residual Wind-Down Costs exceed the Residual Wind-Down Assets, the GUC Trust Administrator may be required to set aside from distribution and sell additional New GM Securities to fund the shortfall. Any such sale of securities would reduce the numbers of New GM Securities (and related Dividend Cash) available for distribution to holders of GUC Trust Units.

Reserves for Expected Costs of Liquidation

Under the liquidation basis of accounting, the GUC Trust is required to estimate and accrue the costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs, described as Wind-Down Costs and Reporting Costs in Note 2 (“Plan of Liquidation”) to the financial statements, consist principally of professional fees, costs of governance, and other administrative expenses. These amounts may vary significantly due to, among other things, the time and effort required to complete all distributions under the Plan. The GUC Trust has recorded reserves for expected costs of liquidation that represent estimated costs to be incurred over the remaining liquidation period of the GUC Trust for which there is a reasonable basis for estimation. The amount of liquidation costs that will ultimately be incurred depends both on the period of time and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of December 31, 2014, such remaining liquidation period extends through December 31, 2016 and has been estimated predominantly on a probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust. It is possible that future developments in the Term Loan Avoidance Action could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond December 31, 2016. As described in Part II, Item 1, Legal Proceedings, the GUC Trust is participating, as an interested party, in litigation involving certain General Motors vehicle recalls. While the impact of such litigation on the remaining liquidation period of the GUC Trust is not subject to reasonable estimation at this time, it is possible that such litigation could extend the remaining liquidation period of the GUC Trust beyond December 31, 2016. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period could change in the near term.

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

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust professionals. The GUC Trust’s tax liability with respect to its federal income tax returns for the year ended March 31, 2014 and all prior years are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, remaining net operating loss carryovers of $84.5 million and capital loss carryovers of $185.4 million as of March 31, 2014, could be subject to examination by the Internal Revenue Service in subsequent years when those losses are utilized. As of December 31, 2014, there are no known items which would result in a significant accrual for uncertain tax positions.

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

The income tax provision or benefit for the three and nine months ended December 31, 2014 and 2013 was determined by computing the deferred tax provision using the enacted statutory rate of 39.6% that went into effect for the GUC Trust’s fiscal year beginning on April 1, 2013. There was no current tax provision in any period. An annual effective tax rate is not determinable because the GUC Trust’s only significant sources of income are gains on dispositions of New GM Securities, which are not determinable until realized, and potential future dividends to be received on holdings of New GM Common Stock for which a reasonable basis for estimation does not exist at this time.

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

New Accounting Standard

During the quarter ended June 30, 2014, the GUC Trust adopted Accounting Standards Update No. 2013-07, “Liquidation Basis of Accounting.” Such standard requires that income or cash expected to be received over the liquidation period be estimated and accrued to the extent that a reasonable basis for estimation exists. The effect of adoption of such standard was not material to the GUC Trust’s financial statements. As of December 31, 2014, the GUC Trust has accrued approximately $3.6 million for (a) dividends of $3.5 million expected to be received by the GUC Trust on its holdings of New GM Common Stock and (b) $94,000 expected to be earned on marketable securities over the estimated remaining liquidation period of the GUC Trust. Such accrued dividends consist of dividends of $0.30 per share declared by New GM in January 2015 payable to common stockholders of record as of March 11, 2015. No accrual has been made with respect to any additional dividends that may be declared by New GM in the future, because the GUC Trust believes that a reasonable basis for estimation of such potential dividends does not exist at this time.

Statement of Changes in Net Assets in Liquidation

During the three months ended December 31, 2014, net assets in liquidation increased by approximately $85.9 million, from approximately $750.0 million to approximately $835.9 million, principally as a result of an increase in the fair value of holdings of New GM Securities since September 30, 2014. During the nine months ended December 31, 2014, net assets in liquidation decreased by approximately $228.6 million, from approximately $1,064.5 million to approximately $835.9 million, principally as a result of liquidating distributions of $208.1 million and a decrease in the fair value of holdings of New GM Securities since March 31, 2014 of $29.4 million. As noted above in “Recent Trading Prices of New GM Securities,” the closing trading price of New GM Common Stock, as well as the New GM Series A and New GM Series B Warrants increased between September 30, 2014 and December 31, 2014. While the closing trading prices of the New GM Common Stock and New GM Series A Warrants increased between March 31, 2014 and December 31, 2014, the closing trading price of the New GM Common Stock, as well as the New GM Series A and New GM Series B Warrants, declined from March 31, 2014 to the date of the excess distribution on or about November 12, 2014. Such declines, along with the decline in the closing trading price of the New GM Series B Warrants from March 31, 2014 to December 31, 2014, resulted in the decrease in the fair value of holdings of New GM Securities during the nine months ended December 31, 2014.

The changes in net assets in liquidation for the three and nine months ended December 31, 2014 also reflected the impact of net additions of approximately $3.2 million and $7.3 million, respectively, to the reserves for expected costs of liquidation during the three and nine months ended December 31, 2014. As described below in more detail in “Liquidation and Administrative Costs,” such additions to the reserves for expected costs of liquidation resulted primarily from increases in expected Wind-Down Costs.

The changes in net assets in liquidation for the three and nine months ended December 31, 2014 also reflect approximately $3.4 million and $16.2 million, respectively, of interest and dividend income, consisting almost entirely of dividends received or accrued on the New GM Common Stock. Such dividends on New GM Common Stock will be distributed to holders of newly Allowed General Unsecured Claims (including Term Loan Avoidance Action Claims, if any) and GUC Trust Units in respect of the shares of New GM Common Stock that they receive, unless such dividends are in respect of shares of New GM Common Stock that are sold by the GUC Trust in accordance with the GUC Trust Agreement to fund the GUC Trust’s costs of liquidation, tax liabilities or shortfalls in the Residual Wind-Down Assets. In such case, such dividends in respect of shares of New GM Common Stock that are sold will be maintained in Other Administrative Cash.

There was no income tax provision or benefit during the three and nine months ended December 31, 2014 as a result of the establishment of a full valuation allowance against net deferred tax assets at each of December 31, September 30 and March 31, 2014, due to uncertainty as to whether the deferred tax assets are realizable. See “Functions and Responsibilities of the GUC Trust—Income Tax Liabilities for Certain Capital Gains and Dividends on New GM Common Stock” above and Note 8 (“Income Tax (Provision) Benefit”), to the financial statements.

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

As of December 31, 2014, the GUC Trust had approximately $32.6 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $33.3 million in reserves as of September 30, 2014. The following table summarizes in greater detail the changes in such reserves during the three months ended December 31, 2014:

	Three months ended December 31, 2014
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, September 30, 2014	$22,042	$9,663	$408	$—	$1,234	$33,347
Plus additions to reserves	2,952	248	—	—	—	3,200
Less liquidation costs incurred:
Trust Professionals	(1,997)	(431)	—	—	(4)	(2,432)
Trust Governance	(899)	(451)	(18)	—	—	(1,368)
Other Administrative Expenses	(12)	(103)	—	—	—	(115)

Balance, December 31, 2014	$22,086	$8,926	$390	$—	$1,230	$32,632

Reserves were increased approximately $3.2 million during the three months ended December 31, 2014, in order to reflect an increase in expected Wind-Down Costs of $3.0 million and an increase in expected Reporting Costs of $0.2 million. The increase in expected Wind-Down Costs during the three months ended December 31, 2014 is primarily associated with increased expected legal costs resulting from the GUC Trust’s participation as an interested party in legal proceedings related to New GM vehicle recalls, as well as an increase in expected costs associated with an increase in the expected remaining life of the GUC Trust during the quarter ended December 31, 2014. The increase in expected Reporting Costs during the three months ended December 31, 2014 is primarily associated with an increase in expected costs resulting from the increase in the expected remaining life of the GUC Trust, partly offset by a decrease in revised estimates of ongoing costs of services provided by GUC Trust professionals. In comparison, reserves were increased approximately $646,000 during the three months ended December 31, 2013, in order to reflect an increase in expected

Wind-Down Costs of approximately $578,000 and an increase in expected Reporting Costs of approximately $68,000. The increase in expected Wind-Down Costs during the three months ended December 31, 2013 was primarily associated with an increase in revised estimates of ongoing costs necessary to conduct the wind-down activities of the GUC Trust. The increase in expected Reporting Costs during the three months ended December 31, 2013, was primarily associated with an increase in revised estimates of ongoing costs of services provided by GUC Trust professionals.

Reserves were increased approximately $7.3 million during the nine months ended December 31, 2014, in order to reflect an increase in expected Wind-Down Costs of $7.6 million and a decrease in expected Reporting Costs of $0.3 million. The increase in expected Wind-Down Costs during the nine months ended December 31, 2014 is primarily associated with increased expected legal costs resulting from the GUC Trust’s participation as an interested party in legal proceedings related to New GM vehicle recalls, as well as increases in revised estimates of ongoing costs necessary to conduct the wind-down activities of the GUC Trust and increases in expected costs resulting from the increase in the expected remaining life of the GUC Trust during the quarter ended December 31, 2014. The decrease in expected Reporting Costs during the nine months ended December 31, 2014, is primarily associated with a reduction in revised estimates of ongoing costs of services provided by GUC Trust professionals, largely offset by an increase in expected costs resulting from the increase in the expected remaining life of the GUC Trust. In comparison, reserves were reduced approximately $7.6 million during the nine months ended December 31, 2013, in order to reflect a $3.5 million decrease in expected Wind-Down Costs and a $4.1 million decrease in expected Reporting Costs. The decrease in expected Wind-Down Costs during the nine months ended December 31, 2013, was primarily associated with the settlement of litigation associated with Disputed General Unsecured Claims resulting in reduced expected litigation costs, as well as a reduction in revised estimates of ongoing costs necessary to conduct the wind-down activities of the GUC Trust. The decrease in expected Reporting Costs during the nine months ended December 31, 2013 was primarily associated with a reduction in revised estimates of ongoing costs of services provided by GUC Trust professionals, as well as increased visibility into expected Reporting Costs primarily as a result of completing the first full year of SEC reporting requirements for the year ended March 31, 2013.

Total reserves were reduced by the amount of liquidation and administrative costs incurred during the three and nine months ended December 31, 2014. Trust professional costs incurred during the three and nine months ended December 31, 2014 were approximately $2.4 million and $6.8 million, respectively, as compared to approximately $2.8 million and $9.9 million, respectively, for the three and nine months ended December 31, 2013. The decrease of $0.4 million from three-month period to period was due primarily to decreases in Reporting Costs and Avoidance Action Defense Costs charged to the reserve, partially offset by increases in Wind-Down Costs. The decrease of $3.1 million from nine-month period to period was due primarily to decreases in Wind-Down Costs, Reporting Costs, Residual Wind-Down Costs and Avoidance Action Defense Costs charged to the reserve. Trust Governance Costs incurred during the three and nine months ended December 31, 2014 were approximately $1.4 million and $4.2 million, respectively, as compared to $1.4 million and $4.4 million, respectively, for the three and nine months ended December 31, 2013. The decrease of approximately $0.2 million from the comparable nine-month periods was primarily due to decreased fees and reimbursable expenses for the GUC Trust Administrator and GUC Trust Monitor. Other administrative costs during the three and nine months ended December 31, 2014 were approximately $115,000 and $275,000, respectively, compared to approximately $120,000 and $316,000, respectively, for the three and nine months ended December 31, 2013. Such costs represented miscellaneous fees and costs of the GUC Trust. For additional information regarding the components of each category of costs, see “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs,” “Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC Trust on the Dissolution Date.”

The foregoing reserves represent future costs of the GUC Trust for which there was a reasonable basis for estimation as of December 31, 2014 and, therefore, are recorded under the liquidation basis of accounting in accordance with U.S. GAAP. It is reasonably possible, however, that additional costs will be incurred, for which there was not a reasonable basis for estimation as of December 31, 2014. In particular, as of December 31, 2014, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through December 2016, which date is predominantly the result of the estimate of the period of time required for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust, and assumes an extension of the current scheduled dissolution date of the GUC Trust. This end date of the remaining liquidation period has been estimated predominantly on a probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis in the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. It is possible that future developments in the Term Loan Avoidance Action could extend the current estimate of the remaining period of time required for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond December 31, 2016.

As described in Part II, Item 1, Legal Proceedings, the GUC Trust is participating, as an interested party, in litigation involving certain General Motors vehicle recalls. While the impact of such litigation on the remaining liquidation period of the GUC Trust is not subject to reasonable estimation at this time, it is possible that such litigation could extend the remaining liquidation period of the GUC Trust beyond December 31, 2016.

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

Net Assets in Liquidation

Disputed Claims

During the three months ended December 31, 2014, no Disputed General Unsecured Claims were resolved by the GUC Trust Administrator.

The following table provides additional detail regarding claims resolution status at December 31, 2014:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claims Amount (2)
As of December 31, 2014	$31,853,630	$79,500	$1,500,000	$1,579,500	$33,433,130

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

Distributable Assets

The table below summarizes the activity in the New GM Securities and Dividend Cash that comprise the GUC Trust’s distributable assets, including the amounts of New GM Securities distributed through or distributable as of December 31, 2014, as well as the numbers of New GM Securities and amount of Dividend Cash available for distribution to holders of GUC Trust Units as of December 31, 2014:

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Dividend Cash
Distributable Assets as of Effective Date (March 31, 2011)	150,000,000	136,363,635	136,363,635	$—
Dividends Received on New GM Common Stock	—	—	—	17,218,099
Prior Distributions (1)	(137,294,837)	(124,813,728)	(124,813,728)	(3,358,887)
Prior Sales to Fund GUC Trust Costs and Avoidance Action Trust Funding Obligation	(1,171,650)	(1,065,134)	(1,065,134)	—

Holdings of New GM Securities as of December 31, 2014 (2)	11,533,513	10,484,773	10,484,773	13,859,212
Less: Distributions Payable at December 31, 2014 (1), (3)	(79,796)	(72,441)	(72,441)	(114,751)
Add: Distributions Payable to Holders of GUC Trust Units as of December 31, 2014	43,971	39,976	39,976	52,765
Less: Amounts Set Aside from Distribution to Fund Projected GUC Trust Costs	(824,595)	(749,604)	(749,604)	(989,514)
Less: Amounts Set Aside from Distribution to Fund Projected Dividend Taxes	(110,904)	(100,821)	(100,821)	(133,085)
Less: Amounts Set Aside from Distribution to Fund Potential Taxes on Distribution	(3,706,168)	(3,369,244)	(3,369,244)	(4,447,402)

Distributable Assets as of December 31, 2014 (4)	6,856,021	6,232,639	6,232,639	$8,227,225

(1)	The numbers of New GM Securities shown as distributed or distributable include sales for (a) cash distributions to governmental entities to the extent such governmental entities have requested such sales and demonstrated to the satisfaction of the GUC Trust Administrator that such governmental entities are precluded by applicable law from receiving distributions of New GM Securities and (b) fractional numbers of New GM Securities, in lieu of which the GUC Trust is required pursuant to the GUC Trust Agreement to distribute cash, subject to certain minimum thresholds.
(2)	Holdings of New GM Securities reflect the numbers of New GM Securities used to determine Holdings of New GM Securities in the Statement of Net Assets in Liquidation. See Note 5 (“Holdings of New GM Securities”) to the financial statements.
(3)	Distributions Payable are in respect of (a) Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled and (b) excess distributions payable to holders of GUC Trust Units.
(4)	Distributable Assets reflects the numbers of New GM Securities and amount of Dividend Cash shown as “GUC Trust Distributable Assets” on the report included as Exhibit 99.1 to the Form 8-K filed by the GUC Trust with the SEC on January 20, 2015. Such New GM Securities and associated Dividend Cash have been set aside for potential distribution in respect of current Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims as of December 31, 2014. To the extent such claims are resolved in favor of the GUC Trust, those numbers of New GM Securities and amount of associated Dividend Cash set aside may become available for distribution to holders of GUC Trust Units in future periods. The numbers of New GM Securities set out above as “Distributable Assets” do not, however, directly relate to Net Assets in Liquidation or any other number appearing in our financial statements prepared in accordance with U.S. GAAP.

As described above under the heading “—Disputed Claims,” as of December 31, 2014, there were approximately $31.9 billion in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed, or was obligated to distribute as of December 31, 2014, in the aggregate, 137,374,633 shares of New GM Common Stock, 124,886,169 New GM Series A Warrants and 124,886,169 New GM Series B Warrants. These numbers include 43,971 shares of New GM Common Stock, 39,976 New GM Series A Warrants and 39,976 New GM Series B Warrants that were distributable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets as of December 31, 2014.

During the three months ended December 31, 2014, no New GM Securities were sold to fund liquidation and administrative costs of the GUC Trust.

New GM Securities Set Aside from Distribution

Overview of New GM Securities Set Aside from Distribution

In addition to distributions and liquidations of New GM Securities, which are reflected as reductions to the GUC Trust net assets in its financial statements, the GUC Trust also, from time to time, sets aside New GM Securities for potential future liquidation to fund projected liquidation, administrative and reporting costs, as well as potential income tax liabilities, including both Dividend Taxes and Taxes on Distribution. The New GM Securities that are set aside from distribution by the GUC Trust are not deducted from the net assets in liquidation of the GUC Trust in its financial statements unless and until such New GM Securities are liquidated. The New GM Securities set aside from distribution are segregated by the GUC Trust for such specific purposes and are not available for distribution to holders of GUC Trust Units or other claimants unless and to the extent that the GUC Trust later determines that the New GM Securities are no longer needed to fund those specific purposes.

This process is not related to, and is separate from, the process of recording current and deferred income tax liabilities and reserves for expected costs of liquidation in the Statement of Net Assets in Liquidation. As a matter of financial reporting, income tax liabilities and reserves for expected costs of liquidation must be determined in accordance with generally accepted accounting principles applicable to the GUC Trust. By contrast, the estimates of projected costs and potential liabilities for which the GUC Trust may set aside New GM Securities are generally made on a more conservative (i.e., more inclusive) basis and include contingencies and amounts of potential income tax liabilities that are not permitted to be recognized under applicable accounting standards. See “Critical Accounting Policies and Estimates—Income Taxes” and “Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” above.

As of December 31, 2014, the distributable assets of the GUC Trust included 6,856,021 shares of New GM Common Stock, 6,232,639 New GM Series A Warrants and 6,232,639 New GM Series B Warrants, with an aggregate fair value of approximately $501.6 million, as well as Dividend Cash of $8.2 million, after deducting the numbers of New GM Securities and amount of Dividend Cash (i) set aside from distribution to fund additional projected liquidation, administrative and reporting costs and potential income tax liabilities of the GUC Trust (as described below under the headings “—‘Set Aside’ Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes” and “—‘Set Aside’ Calculations Relating to Potential Taxes on Distribution”) and (ii) set aside for distributions payable in respect of Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distributions to which they are entitled. Such New GM Securities and Dividend Cash have been set aside for potential distribution in respect of current Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims. To the extent such claims are resolved in favor of the GUC Trust, those numbers of New GM Securities and amount of Dividend Cash set aside may become available for distribution to holders of GUC Trust Units in future periods.

“Set Aside” Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes

The GUC Trust Administrator reevaluates, on a quarterly basis, the numbers of New GM Securities needed to be set aside from distribution for purposes of funding projected liquidation and administrative costs, including Dividend Taxes. This determination is made on a basis different than that used to calculate reserves for financial statement purposes. The current methodology for calculating such set asides converts estimates of projected liquidation, administrative and reporting costs into the numbers of New GM Securities to be set aside from distribution by dividing such estimates by the trailing twelve month average closing prices for the New GM Securities. In addition, the numbers of New GM Securities to be set aside from distribution are reduced for dividends on New GM Common Stock received by the GUC Trust that are associated with the set-aside New GM Common Stock by dividing such dividends by the trailing twelve month average closing prices for the New GM Securities and subtracting such calculated numbers of New GM Securities from the numbers of set-aside New GM Securities. A corresponding amount of Dividend Cash associated with the set-aside New GM Securities are also set aside from distribution.

For the quarter ended December 31, 2014, as a result of the standard quarterly reevaluations described above, the numbers of New GM Securities and amount of Dividend Cash set aside from distribution to fund projected liquidation, administrative and reporting costs of the GUC Trust were increased by 34,210 shares of New GM Common Stock, 31,096 New GM Series A Warrants, 31,096 New GM Series B Warrants and $0.3 million in Dividend Cash from those previously set aside as of September 30, 2014. These overall increases were primarily related to a decrease in the trailing twelve month average closing prices of New GM Securities during the period, as well as an increase in estimated Dividend Taxes relating to the receipt of dividends on New GM Common Stock during the period (which are required under the GUC Trust Agreement to be paid from the proceeds of sale of New GM Securities included in Excess GUC Trust Distributable Assets), partially offset by a reduction in projected liquidation, administrative and reporting costs. Accordingly, as of December 31, 2014, the GUC Trust had set aside from distribution, in the aggregate, 935,499 shares of New GM Common Stock, 850,425 New GM Series A Warrants, 850,425 New GM Series B Warrants and Dividend Cash of $1.1 million, with an aggregate fair value of $69.6 million, for the purposes of funding future projected liquidation, administrative and reporting costs of the GUC Trust, including Dividend Taxes of $8.2 million. Such amounts were sufficient to fully fund projected liquidation and administrative costs of the GUC Trust, as estimated by the GUC Trust Administrator, at December 31, 2014.

With respect to projected Dividend Taxes, no additional set aside of New GM Securities has been made as of December 31, 2014, due to uncertainty associated with a number of variables, including but not limited to (a) the likelihood of the payment of, and timing of, any potential future dividends, (b) the amount per share of any potential future dividend, and (c) the number of shares of New GM Common Stock that will be held by the GUC Trust as of the record date of any potential future dividends. To the extent that the GUC Trust Administrator determines that the level of uncertainty associated with any of the aforementioned variables has sufficiently decreased, the GUC Trust Administrator reserves the right, at its discretion and without advance notice, to increase or decrease the set aside for Wind-Down Costs in an amount sufficient to cover all estimated Dividend Taxes associated with all then anticipated potential future dividends. In such event, and assuming that, for the remainder of the estimated life of the GUC Trust (as estimated for other set aside purposes), New GM continues to pay quarterly dividends at the current rate per share and the number of shares of New GM Common Stock held by the GUC Trust as at December 31, 2014 does not decrease, and based upon the GUC Trust’s current applicable income tax rate and the market value of New GM Securities at December 31, 2014, there could be, as a conservative measure, up to a further $30.7 million of New GM Securities required to be set aside. The dollar value of New GM Securities comprising such additional set aside would vary if, for example, no dividend is paid by New GM for one or more future quarters, the rate per share of any dividend that is actually paid by New GM in future periods increases or decreases, the applicable income tax rate changes, the life of the GUC Trust is longer or shorter than that assumed, or if (as is likely) the number of shares of New GM Common Stock held by the GUC Trust declines over its remaining life and the market value of the New GM Securities increases or decreases.

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

For the quarter ended December 31, 2014, as a result of the standard quarterly reevaluations described above, the numbers of New GM Securities and amount of Dividend Cash set aside from distribution to fund projected Taxes on Distribution of the GUC Trust were reduced by 80,361 shares of New GM Common Stock, 73,055 New GM Series A Warrants and 73,055 New GM Series B Warrants and increased by $1.0 million in Dividend Cash from those previously set aside at September 30, 2014. These overall reductions in the numbers of New GM Securities primarily resulted from a reduction in the projected Taxes on Distribution, partially offset by a decrease in the trailing twelve month average closing prices of New GM Securities during the period. The overall increase in set aside Dividend Cash was primarily related to the receipt of dividends on New GM Stock held by the GUC Trust during the period, which are associated with the set aside New GM Common Stock. Accordingly, as of December 31, 2014, the GUC Trust had set aside from distribution, in the aggregate, 3,706,168 shares of New GM Common Stock, 3,369,244 New GM Series A Warrants,

3,369,244 New GM Series B Warrants and Dividend Cash of $4.4 million, with an aggregate fair value of $275.6 million, for the purposes of funding potential Taxes on Distribution of the GUC Trust. Such amounts were sufficient to fully fund potential Taxes on Distribution of the GUC Trust, as estimated by the GUC Trust Administrator at December 31, 2014.

The “set aside” calculation for potential Taxes on Distribution as of December 31, 2014 is set forth below:

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Total	Calculation Reference
Holdings of New GM Securities as of December 31, 2014	11,533,513	10,484,773	10,484,773
Tax basis of New GM Securities (1)	$19.87	$11.38	$7.88
Highest closing price since December 15, 2011 (2)	$41.53	$31.97	$23.858

Estimated potential taxable gain per New GM Security	$21.66	$20.59	$15.978

Aggregate estimated potential taxable gain (in thousands)	$249,816	$215,881	$167,526	$633,223

Capital gains and net operating losses since March 31, 2014 (in thousands) (3)				85,710
Additional expected tax deductible costs of liquidation (in thousands)				(27,753)

Estimated potential taxable income (in thousands)				$691,180
Tax rate				39.6%

Estimated potential tax liabilities (in thousands)				$273,707	A
Average closing price for trailing twelve months (4)	$34.57	$24.89	$17.00		B
Ratio to set aside (5)	100%	91%	91%
Value per New GM Security, based on ratio to set aside	$34.57	$22.63	$15.46		C
Percentage allocable to each class of New GM Security	48%	31%	21%	100%	D = C/ (sum of C)
Amount to be set aside, as allocated to each class of New GM Security (in thousands)	$130,239	$85,242	$58,226	$273,707	E = D*A
Number of New GM Securities to be set aside	3,767,383	3,424,894	3,424,894		F = E/B
Reduction for Dividend Cash attributable to set aside New GM Securities	(61,215)	(55,650)	(55,650)		G = H*D/B

	3,706,168	3,369,244	3,369,244
Closing price at December 31, 2014	$34.91	$25.08	$17.00

Fair value of New GM Securities set aside at December 31, 2014, exclusive of Dividend Cash (in thousands)	$129,382	$84,501	$57,277	$271,160
Add: Dividend Cash set aside at December 31, 2014 (in thousands) (6)	$4,447	$—	$—	$4,447	H

Fair value of New GM Securities and Dividend Cash set aside at December 31, 2014 (in thousands) (7)	$133,829	$84,501	$57,277	$275,607

(1)	Uses the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, for purposes of determining the tax basis thereof.
(2)	The highest closing prices for the New GM Common Stock, the New GM Series A Warrants and the New GM Series B Warrants occurred on December 17, 2013.
(3)	The capital gains and net operating losses since March 31, 2014 reflect taxable capital gains on distributions of New GM Securities using the tax basis of the New GM Securities described in (1) above. Operating losses exclude dividends received on New GM Common Stock held by the GUC Trust for which potential Dividend Taxes are reflected in the set aside for purposes of funding projected liquidation and administrative costs. Remaining capital and net operating loss carryovers through March 31, 2014 are subject to examination by the Internal Revenue Service and, therefore, are excluded.
(4)	The average closing prices for the New GM Common Stock, the New GM Series A Warrants and the New GM Series B Warrants for the period January 1, 2014 through December 31, 2014.
(5)	The “ratio to set aside” is calculated by dividing the number of New GM Securities of each class authorized for distribution under the Plan (i.e., 150,000,000 shares of New GM Common Stock and 136,363,635 of each series of New GM Warrants) by the number of shares of New GM Common Stock authorized for distribution under the Plan.
(6)	Represents dividends received on New GM Common Stock held by the GUC Trust associated with the number of set-aside shares of New GM Common Stock.
(7)	As of December 31, 2014, the fair value of New GM Securities set aside to fund Taxes on Distribution was higher than estimates of potential Taxes on Distribution. This is because the fair value of such New GM Securities was based on current closing prices that were higher than the trailing twelve month average closing prices used in converting the estimate of potential Taxes on Distribution into the number of New GM Securities to be set aside.

It is the view of the GUC Trust Administrator, after consultation with the GUC Trust Monitor and other professionals retained by the GUC Trust, that the calculation methodologies described above, on the basis of which New GM Securities are set aside from distribution, generally estimate the projected liquidation and administrative costs and potential tax liabilities of the GUC on a conservative basis. Accordingly, it is the view of the GUC Trust Administrator and the GUC Trust Monitor that the New GM Securities currently set aside from distribution to fund such costs and liabilities would be sufficient, upon liquidation, to satisfy such obligations of the GUC Trust as of the date of this Form 10-Q. However, there can be no assurance that the numbers of New GM Securities set aside will be sufficient to fund such costs and liabilities as they are actually incurred, in particular if the market price of the New GM Securities falls below the trailing twelve month average closing prices used to convert the GUC Trust’s estimates of such projected costs and potential liabilities into numbers of GUC Trust Securities to be set aside as opposed to being higher, as described above. In addition, there can be no assurance that, as a result of future evaluations, additional numbers of New GM Securities will not need to be set aside or sold to fund additional costs and liabilities, beyond those that are currently included in the GUC Trust’s estimates, in particular as a result of fluctuations in the market price of the New GM Securities and changes in the GUC Trust’s estimates of projected costs and potential liabilities, including the possible increase in estimates of projected Dividend Taxes described under “—‘Set Aside’ Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes” above. See “Liquidity and Capital Resources” below.

GUC Trust Units

The table below details the changes in the number of GUC Trust Units outstanding or issuable during the three months ended December 31, 2014:

GUC Trust Units
Outstanding or issuable at September 30, 2014 (1), (2)	31,853,702
Issued during the three months ended December 31, 2014	—
Less: Issuable at September 30, 2014 (1)	(—)
Add: Issuable at December 31, 2014 (1)	—

Outstanding or issuable at December 31, 2014 (1), (2)	31,853,702

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

During the nine months ended December 31, 2014, the GUC Trust’s holdings of cash and cash equivalents increased approximately $10.6 million from approximately $14.9 million to approximately $25.5 million. The increase was due primarily to dividends received on holdings of New GM Common Stock of $12.6 million and proceeds from the maturity and sale of marketable securities in excess of reinvestments of $12.3 million, offset in part by cash paid for liquidation and administrative costs of $9.4 million, cash paid for distributions of $3.5 million and cash paid for Residual Wind-Down Claims of $2.0 million.

During the nine months ended December 31, 2014, the funds invested by the GUC Trust in marketable securities decreased approximately $12.3 million, from approximately $44.4 million to approximately $32.1 million. The decrease was due primarily to reduced re-investments of cash in marketable securities in order to fund cash needs during the period. The GUC Trust earned approximately $52,000 in interest income on such investments during the period.

As of December 31, 2014, the GUC Trust held approximately $57.6 million in cash and cash equivalents and marketable securities. Of that amount, approximately $37.6 million (comprising approximately $28.8 million of the remaining Residual Wind-Down Assets, approximately $8.4 million of the remaining Administrative Fund and approximately $0.4 million in remaining funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs), is required by the GUC Trust Agreement to be returned, upon the winding-up of the GUC Trust, to the DIP Lenders to the extent such funds are not utilized to satisfy designated Wind-Down Costs, Residual Wind-Down Claims (including Avoidance Action Defense Costs), Residual Wind-Down Costs and Indenture Trustee/Fiscal Paying Agent Costs. Of the $8.4 million of cash and cash equivalents and marketable securities remaining in the Administrative Fund, approximately $8.2 million has been separately designated for the satisfaction of certain identified costs and liabilities of the GUC Trust, and such amounts may not be used for the payment of other Wind-Down Costs, and $0.2 million is available for other Wind-Down Costs (principally the payment of GUC Trust professionals), which funds must be exhausted prior to the use of any Other Administrative Cash for such purposes. Such amounts will not at any time be available for distribution to the holders of the GUC

Trust Units. In addition, of the amount of cash and cash equivalents held by the GUC Trust at December 31, 2014, approximately $13.8 million relates to Dividend Cash. As described above, Dividend Cash will be distributed to holders of newly Allowed General Unsecured Claims (including Term Loan Avoidance Action Claims) and GUC Trust Units in respect of New GM Common Stock that they receive, unless such dividends are in respect of shares of New GM Common Stock that are sold by the GUC Trust in accordance with the GUC Trust Agreement to fund the GUC Trust’s liquidation and administrative costs, income tax liabilities or shortfalls in Residual Wind-Down Assets. The balance of cash and cash equivalents and marketable securities of approximately $6.2 million is available for the payment of certain reporting and administrative costs of the GUC Trust, and would be available in the future for distribution to the holders of the GUC Trust Units, if not otherwise used to satisfy those GUC Trust obligations. See “Functions and Responsibilities of the GUC Trust” above.

In addition to funds held for payment of costs of liquidation and administration and Dividend Cash, the GUC Trust also holds New GM Securities, a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to sell with the approval of the Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs and income tax liabilities (including both Dividend Taxes and Taxes on Distribution) as they become due. As of December 31, 2014, the aggregate fair value of the New GM Securities held by the GUC Trust, excluding securities set aside for liquidating distributions payable as of that date, was approximately $838.0 million. As of December 31, 2014, the GUC Trust Administrator had further set aside from distribution New GM Securities with an aggregate fair market value of approximately $68.4 million and related Dividend Cash of $1.1 million to fund projected liquidation and administrative costs, including Dividend Taxes, and New GM Securities with an aggregate fair market value of approximately $271.2 million and related Dividend Cash of $4.4 million to fund potential Taxes on Distribution. See “Net Assets in Liquidation—Distributable Assets” above.

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

As described above, on January 29, 2015, the Bankruptcy Court approved the 2015 Liquidation Motion. While the GUC Trust Administrator has not yet exercised its authority to liquidate set aside New GM Securities or use set aside Dividend Cash, it currently plans to exercise this authority in February 2015.

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

Glossary

The capitalized terms used in this Form 10-Q are summarized below. For additional information on any of the matters relating to such terms, see the disclosure in the notes to the financial statements filed with this Form 10-Q and in the Form 8-K filed by the GUC Trust with the Securities and Exchange Commission on June 12, 2012.

“2015 Liquidation Motion” means the motion filed on January 14, 2015 by the GUC Trust Administrator seeking authority from the Bankruptcy Court to liquidate set aside New GM Securities and use set aside Dividend Cash in an aggregate amount of approximately $11.5 million to fund anticipated administrative and reporting fees, costs and expenses of the GUC Trust for the calendar year 2015.

“Administrative Agent” means JPMorgan Chase Bank, N.A. in its capacity as administrative agent for various lenders party to the Term Loan.

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

“Avoidance Action Defense Costs” means certain reasonable costs, fees and expenses which the GUC Trust is obligated to satisfy relating to defending the Term Loan Avoidance Action, subject to the right of the GUC Trust to seek disgorgement in accordance with the terms of the Plan.

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

“Excess GUC Trust Distributable Assets” means (i) New GM Securities and Dividend Cash associated with such New GM Securities (only if and to the extent such New GM Securities (a) are not required for the satisfaction of new Allowed General Unsecured Claims and (b) have not been set aside from distribution to fund projected liquidation, administrative and reporting costs, Dividend Taxes or Taxes on Distribution of the GUC Trust) and (ii) Other Administrative Cash available, if any, for distribution to the holders of GUC Trust Units.

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

“Ignition Switch Actions” means the various actions (including putative class actions) filed by various plaintiffs against New GM seeking compensatory and other damages for economic losses allegedly resulting from the Ignition Switch Recall, or the underlying condition of the subject vehicles.

“Ignition Switch Recall” means the ignition-switch-related recalls initiated by New GM.

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

“MDL Court” means, with respect to case number 14-MD-2543 (JMF), the United States District Court for the Southern District of New York.

“MDL Proceeding” means the actions that have been transferred to and consolidated under the case number 14-MD-2543 (JMF) and are pending before the MDL Court, including certain Subject Recall-Related Actions.

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

“New GM Securities” means the New GM Common Stock (including with respect to New GM Common Stock that has been set aside from distribution, reserved or sold, any Dividend Cash related to such New GM Common Stock), and the New GM Warrants.

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

“New GM Warrants” means the New GM Series A Warrants and the New GM Series B Warrants.

“Old GM” means MLC, formerly known as General Motors Corporation.

“Other Administrative Cash” means the cash proceeds from the sale of any New GM Securities that have been set aside from distribution to fund the current or projected liquidation, reporting and other administrative costs or income tax liabilities of the GUC Trust, plus any Dividend Cash related to any New GM Common Stock so sold.

“Other Economic Loss Actions” means the various actions (including putative class actions) filed by various plaintiffs against New GM seeking compensatory and other damages for economic losses allegedly resulting from recalls of vehicles initiated by New GM (other than the Ignition Switch Recall), or the underlying condition of those vehicles.

“Personal Injury Actions” means the various actions (including putative class actions) filed by various plaintiffs against New GM seeking compensatory and other damages for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM.

“Plan” means the Debtors’ Second Amended Joint Chapter 11 Plan, filed with the Bankruptcy Court on March 18, 2011.

“QSF” means Qualified Settlement Fund under applicable regulations of the United States Department of Treasury.

“Recall-Related Actions” means, collectively, the Ignition Switch Actions, the Other Economic Loss Actions and the Personal Injury Actions.

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

“Residual Wind-Down Claims” means all disputed administrative expense claims, priority tax claims, priority non-tax claims, and secured claims against the Debtors that were remaining as of the Dissolution Date.

“Residual Wind-Down Costs” means certain costs, fees and expenses relating to resolving the Residual Wind-Down Claims.

“Sale Order” means the Sale Order and Injunction entered by the Bankruptcy Court on July 5, 2009, approving the sale of substantially all of the assets of Old GM to New GM pursuant to Section 363(b) of the Bankruptcy Code.

“SEC” means the Securities and Exchange Commission.

“Second Circuit” means the United States Court of Appeals for the Second Circuit.

“Subject Recall-Related Actions” means the Recall-Related Actions that concern vehicles designed, manufactured or sold prior to the Closing Date, except for Personal Injury Actions related to accidents that occurred after the Closing Date.

“Taxes on Distribution” means income tax liabilities on any net capital gains realized upon the distribution of New GM Securities to holders of Allowed General Unsecured Claims or GUC Trust Units or by the sale of New GM Securities (unless such net capital gains are offset by deductible operating losses).

“Term Loan” means the syndicated loan facility evidenced by that certain Term Loan Agreement, dated as of November 29, 2006, among General Motors Corporation, Saturn Corporation and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto from time to time (as amended, restated, supplemented or otherwise revised from time to time).

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

Term Loan Avoidance Action

As disclosed in our annual report on Form 10-K filed on May 22, 2014, on July 31, 2009, the Committee, on behalf of the Debtors, commenced the Term Loan Avoidance Action, which seeks the return of approximately $1.5 billion that had been transferred by the Debtors to a consortium of prepetition lenders to Old GM in respect of a term loan extended, or the Term Loan, by such consortium (and which consortium asserted that they had a perfected $1.5 billion security interest in certain assets of Old GM, which was principally reflected in one specific Delaware UCC-1 financing statement filed in respect of certain equipment of Old GM). The Committee has asserted that the UCC-1 was effectively terminated when an amendment on Delaware form UCC-3 (although filed in connection with an unrelated debt financing that was not secured by such UCC -1), was filed in respect of such UCC-1 security interest, and the administrative agent for the Term Loan, or the Administrative Agent, has disputed that assertion on a number of grounds, including asserting that the termination was unintended and that the UCC-3 was unauthorized. On March 1, 2013, the Bankruptcy Court entered an Order on Cross-Motions for Summary Judgment (Docket No. 72) and Judgment (Docket No. 73), granting summary judgment in favor of the Administrative Agent and dismissing the Term Loan Avoidance Action. The Order on Cross-Motions for Summary Judgment and Judgment were subsequently appealed to the United States Court of Appeals for the Second Circuit, or the Second Circuit.

On June 17, 2014, the Second Circuit certified a threshold question, or the Certified Question, to the Delaware Supreme Court, or the Delaware Court, in the Term Loan Avoidance Action, as follows: Under UCC Article 9, as adopted into Delaware law by Del. Code Ann. tit. 6, art. 9, for a UCC-3 termination statement to effectively extinguish the perfected nature of a UCC-1 financing statement, is it enough that the secured lender review and knowingly approve for filing a UCC-3 purporting to extinguish the perfected security interest, or must the secured lender intend to terminate the particular security interest that is listed on the UCC-3. After accepting the question and following briefing to and oral argument before the Delaware Court, on October 17, 2014, the Delaware Court answered the Certified Question as follows: It is enough that the secured lender review and knowingly approve for filing a UCC-3 purporting to extinguish the perfected security interest. Following the Delaware Court’s answer of the Certified Question, the appeal of the Bankruptcy Court’s Order on Cross-Motions for Summary Judgment and Judgment remained pending before the Second Circuit.

On January 21, 2015, the Second Circuit, after taking into account the Delaware Court’s answer to the Certified Question, reversed the Bankruptcy Court’s grant of summary judgment for the Administrative Agent, holding that the Administrative Agent had authorized the filing of the UCC-3 and thereby extinguished the perfected security interest in the relevant collateral. The Second Circuit instructed the Bankruptcy Court to enter partial summary judgment for the Committee. On February 4, 2015, the Administrative Agent filed a petition for rehearing en banc in the Second Circuit.

General Motors Vehicle Recalls

In its annual report on Form 10-K filed February 4, 2015, New GM disclosed that, since the beginning of 2014, New GM had recalled approximately 2.6 million vehicles to repair ignition switches or to fix ignition lock cylinders, or the Ignition Switch Recall, and had recalled an additional 33.4 million vehicles to address certain electrical and other safety concerns, including approximately 12.1 million vehicles to rework or replace ignition keys. New GM does not consider any of these 12.1 million vehicles to be a part of the Ignition Switch Recall.

Many of the vehicles affected by the foregoing recalls were manufactured or sold prior to July 10, 2009, or the Closing Date, the date on which the sale of substantially all of the assets of Old GM pursuant to the MSPA was completed.

In its annual report on Form 10-K filed February 4, 2015, New GM also disclosed that, as of January 30, 2015, 108 putative class actions have been filed against New GM in various federal and state courts seeking compensatory and other damages for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these 108 cases concern the Ignition Switch Recall, or the Ignition Switch Actions, certain other cases concern recalls other than the Ignition Switch Recall, or the Other Economic Loss Actions, and yet other cases concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Actions or Other Economic Loss Actions). In addition, New GM disclosed that, as of January 30, 2015, 104 putative class actions have been filed against New GM in various federal and state courts seeking compensatory and other damages for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM, or the Personal Injury Actions.

Since June 2014, 156 Ignition Switch Actions, Other Economic Loss Actions and Personal Injury Actions (collectively, the Recall-Related Actions) have been transferred to the United States District Court of the Southern District of New York, or the MDL Court, and have been consolidated into a single case, case number 14-MD-2543 (JMF), or the MDL Proceeding. On October 14, 2014, the plaintiffs in certain Recall-Related Actions filed two amended and consolidated complaints in the MDL Proceeding that concern vehicles designed, manufactured or sold prior to the Closing Date.

Concurrently with the proceedings before the MDL Court, New GM has taken steps in the Bankruptcy Court to enjoin the Recall-Related Actions that concern vehicles designed, manufactured or sold prior to the Closing Date, except for Personal Injury Actions related to accidents that occurred after the Closing Date (collectively, the “Subject Recall-Related Actions”). In that respect, beginning on April 21, 2014, New GM filed a series of motions with the Bankruptcy Court seeking to enjoin the Subject Recall-Related Actions and to enforce the Sale Order and Injunction entered on July 5, 2009, or the Sale Order (under which all product liability and property damage claims arising from accidents or incidents prior to the Closing Date were to remain with Old GM as general unsecured claims).

Beginning on May 16, 2014, the Bankruptcy Court entered a series of scheduling orders, which identified a number of “threshold issues” to be resolved by the Bankruptcy Court, including whether plaintiffs’ procedural due process rights were violated in connection with the Sale Order, whether any or all of the claims asserted in the Subject Recall-Related Actions are claims against Old GM and/or the GUC Trust, and whether any such claims against Old GM and/or the GUC Trust should be dismissed as equitably moot. The scheduling orders also established a briefing schedule on those “threshold issues,” which has now been completed. A hearing on the threshold issues has been set for February 17, 2015.

The GUC Trust has appeared as a party in interest with respect to New GM’s motions to enforce the Sale Order and has filed briefs in opposition thereto. The GUC Trust intends to vigorously defend its position that none of the claims of the plaintiffs in the Subject Recall-Related Actions may be properly asserted against Old GM or the GUC Trust. If, however, New GM is successful in enjoining any of the Subject Recall-Related Actions or certain claims asserted therein, plaintiffs in such Subject Recall-Related Actions could seek permission from the Bankruptcy Court to assert claims against the GUC Trust.

Other Matters

In addition, the GUC Trust has been named a defendant in two actions by individual plaintiffs with separate personal claims against Old GM (including one claimant who, in light of the recalls by New GM, is seeking (in the Bankruptcy Court where New GM has filed motions seeking to enjoin the Subject Recall-Related Actions, and in other jurisdictions) to overturn the terms of a previous settlement with Old GM for personal injuries/wrongful deaths that occurred prior to the Closing Date). Neither plaintiff has asserted a claim for specified monetary damages, but the GUC Trust intends to vigorously defend its position against such claimants.

Other than the foregoing, during the quarter ended December 31, 2014, no material changes occurred with respect to any legal proceedings relating to the GUC Trust, as compared to the disclosures included in the GUC Trust’s prior filings with the Securities and Exchange Commission.

Item 1A.	Risk Factors.

No assurance may be given that claims relating to accidents or other incidents, including recalls involving General Motors vehicles manufactured or sold prior to July 10, 2009, and/or settlements previously reached with plaintiffs asserting such claims, will not adversely affect the GUC Trust, its assets or the Plan.

In its annual report on Form 10-K filed February 4, 2015, New GM disclosed that, since the beginning of 2014, New GM had recalled approximately 2.6 million vehicles to repair ignition switches or to fix ignition lock cylinders, or the Ignition Switch Recall, and had recalled an additional 33.4 million vehicles to address certain electrical and other safety concerns, including approximately 12.1 million vehicles to rework or replace ignition keys. New GM does not consider any of these 12.1 million vehicles to be a part of the Ignition Switch Recall.

Many of the vehicles affected by the foregoing recalls were manufactured or sold prior to July 10, 2009, or the Closing Date, the date on which the sale of substantially all of the assets of Old GM pursuant to the MSPA was completed.

In its annual report on Form 10-K filed February 4, 2015, New GM also disclosed that, as of January 30, 2015, 108 putative class actions have been filed against New GM in various federal and state courts seeking compensatory and other damages for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these 108 cases concern the Ignition Switch Recall, or the Ignition Switch Actions, certain other cases concern recalls other than the Ignition Switch Recall, or the Other Economic Loss Actions, and yet other cases concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Actions or Other Economic Loss Actions). In addition, New GM disclosed that, as of January 30, 2015, 104 putative class actions have been filed against New GM in various federal and state courts seeking compensatory and other damages for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM, or the Personal Injury Actions.

Since June 2014, 156 Recall-Related Actions have been transferred to the United States District Court of the Southern District of New York, or the MDL Court, and have been consolidated into a single case, case number 14-MD-2543 (JMF), or the MDL Proceeding. On October 14, 2014, the plaintiffs in certain Recall-Related Actions filed two amended and consolidated complaints in the MDL Proceeding that concern vehicles designed, manufactured or sold prior to the Closing Date.

Concurrently with the proceedings before the MDL Court, New GM has taken steps in the Bankruptcy Court to enjoin the Subject Recall-Related Actions. In that respect, beginning on April 21, 2014, New GM filed a series of motions with the Bankruptcy Court seeking to enjoin the Subject Recall-Related Actions and to enforce the Sale Order and Injunction entered on July 5, 2009, or the Sale Order (under which all product liability and property damage claims arising from accidents or incidents prior to the Closing Date were to remain with Old GM as general unsecured claims).

Beginning on May 16, 2014, the Bankruptcy Court entered a series of scheduling orders, which identified a number of “threshold issues” to be resolved by the Bankruptcy Court, including whether plaintiffs’ procedural due process rights were violated in connection with the Sale Order, whether any or all of the claims asserted in the Subject Recall-Related Actions are claims against Old GM and/or the GUC Trust, and whether any such claims against Old GM and/or the GUC Trust should be dismissed as equitably moot. The scheduling orders also established a briefing schedule on those “threshold issues,” which has now been completed. A hearing on the threshold issues has been set for February 17, 2015.

The GUC Trust has appeared as a party in interest with respect to New GM’s motions to enforce the Sale Order and has filed briefs in opposition thereto. The GUC Trust intends to vigorously defend its position that none of the claims of the plaintiffs in the Subject Recall-Related Actions may be properly asserted against Old GM or the GUC Trust. If, however, New GM is successful in enjoining any of the Subject Recall-Related Actions or certain claims asserted therein, plaintiffs in such Subject Recall-Related Actions could seek permission from the Bankruptcy Court to assert claims against the GUC Trust.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Motors Liquidation Company GUC Trust, for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Net Assets in Liquidation (Liquidation Basis) as of December 31, 2014 and March 31, 2014, (ii) Condensed Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three and nine months ended December 31, 2014 and 2013, (iii) Condensed Statements of Cash Flows (Liquidation Basis) for the nine months ended December 31, 2014 and 2013 and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2015

MOTORS LIQUIDATION COMPANY GUC TRUST

By:	Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

By:	/s/ David A. Vanaskey
Name:	David A. Vanaskey
Title:	Vice President of Wilmington Trust Company

EXHIBIT INDEX

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Motors Liquidation Company GUC Trust, for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Net Assets in Liquidation (Liquidation Basis) as of December 31, 2014 and March 31, 2014, (ii) Condensed Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three and nine months ended December 31, 2014 and 2013, (iii) Condensed Statements of Cash Flows (Liquidation Basis) for the nine months ended December 31, 2014 and 2013 and (iv) Notes to Condensed Financial Statements.