Form 10-K
period 2015-03-31
Motors Liquidation Co
filed 2015-05-22
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

MOTORS LIQUIDATION COMPANY GUC TRUST

FORM 10-K TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements about the assets, financial condition and prospects of the Motors Liquidation Company GUC Trust, or the GUC Trust. Actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the resolution of the Disputed General Unsecured Claims (as defined below), the outcome of and the ultimate recovery on the Term Loan Avoidance Action (as defined below) and any related incurrence of Allowed General Unsecured Claims (as defined below), the ultimate outcome of the Motion to Enforce Litigation (as defined below), the GUC Trust’s incurrence of professional fees, tax liabilities and other expenses in connection with administration of the GUC Trust, economic conditions, changes in tax and other governmental rules and regulations applicable to the GUC Trust, fluctuations in the market price of the New GM Securities (as defined below) and other risks, as well as various risks and uncertainties associated with New GM (as defined below), as described in New GM’s periodic and current reports filed under the Securities Exchange Act of 1934, as amended. Some of these risks and uncertainties are beyond the ability of the GUC Trust to control, and in many cases, risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements cannot be predicted. When used in this Form 10-K, the words “believes,” “estimates,” “plans,” “expects,” “intends,” and “anticipates” and similar expressions are intended to identify forward-looking statements.

GLOSSARY

A glossary of defined terms used in this Form 10-K is provided beginning on page 15.

PART I

Item 1.	Business.

The GUC Trust was formed on March 30, 2011 as a statutory trust under the Delaware Statutory Trust Act, as amended, or the Delaware Act, upon the execution of the Motors Liquidation Company GUC Trust Agreement, or the GUC Trust Agreement, by Motors Liquidation Company, or MLC, MLC of Harlem, Inc., MLCS, LLC, MLCS Distribution Corporation, Remediation and Liability Management Company, Inc. and Environmental Corporate Remediation Company, Inc., Wilmington Trust Company, not in its individual capacity but solely in its capacity as trust administrator and trustee of the GUC Trust, or the GUC Trust Administrator, and FTI Consulting, Inc., solely in its capacity as trust monitor of the GUC Trust, or the GUC Trust Monitor, and upon the filing of the Certificate of Trust of Motors Liquidation Company GUC Trust with the Office of the Secretary of State of the State of Delaware.

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

Background: The General Motors Corporation Bankruptcy

General Motors Corporation, or Old GM, which is also known as MLC, and certain of its direct and indirect subsidiaries Chevrolet-Saturn of Harlem, Inc., n/k/a MLC of Harlem, Inc., Saturn, LLC, n/k/a MLCS, LLC and Saturn Distribution Corporation, n/k/a MLCS Distribution Corporation filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of New York, or the Bankruptcy Court, on June 1, 2009. On October 9, 2009, Remediation and Liability Management Company, Inc. and Environmental Corporate Remediation Company, Inc., each of which was a subsidiary of Old GM, filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code with the Bankruptcy Court.

On July 5, 2009, the Bankruptcy Court authorized the sale of substantially all of the assets of the Debtors to an acquisition vehicle principally formed by the United States Department of the Treasury, or the U.S. Treasury. On July 10, 2009, the acquisition vehicle, NGMCO, Inc., acquired substantially all of the assets and assumed certain liabilities of the Debtors pursuant to a Master Sale and Purchase Agreement, or, as amended, the MSPA, among Old GM and certain of its debtor subsidiaries and NGMCO, Inc., in a transaction under Section 363 of the Bankruptcy Code, or the 363 Transaction. In connection with the 363 Transaction, Old GM changed its name to Motors Liquidation Company and the acquisition vehicle, pursuant to a holding company reorganization, became General Motors Company, or (together with its consolidated subsidiaries) New GM.

The primary consideration provided by New GM to the Debtors under the MSPA was 150 million shares of common stock of New GM, or the New GM Common Stock, issued by General Motors Company, amounting to approximately 10% of the outstanding New GM Common Stock at the time of the closing of the 363 Transaction, a series of warrants to acquire 136,363,635 newly issued shares of New GM Common Stock with an exercise price set at $10.00 per share, expiring July 10, 2016, or the New GM Series A Warrants, and another series of warrants to acquire 136,363,635 newly issued shares of New GM Common Stock with an exercise price set at $18.33 per share, expiring July 10, 2019, or the New GM Series B Warrants, and, collectively, the New GM Warrants. Together, the New GM Warrants constituted approximately 15% of the New GM Common Stock on a fully-diluted basis at the time of their issuance. Both the New GM Series A Warrants and the New GM Series B Warrants are subject to customary anti-dilution adjustments. The New GM Common Stock and both series of New GM Warrants are currently listed on the New York Stock Exchange, or the NYSE.

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

The Plan and the Formation of the GUC Trust

The Plan treats all creditors and equity interest holders in accordance with their relative priorities under the Bankruptcy Code, and designates 6 distinct classes of claims or equity interests: secured claims, priority non-tax claims, general unsecured claims, property environmental claims, asbestos personal injury claims and equity interests in MLC. The GUC Trust is primarily tasked with the resolution and satisfaction of general unsecured claims. Under the terms of the Plan, for each $1,000 in amount of allowed general unsecured claims against the Debtors, or the Allowed General Unsecured Claims, the holders of such claims are currently entitled to receive (upon delivery of any information required by the GUC Trust) approximately 4.31 shares of New GM Common Stock and approximately 3.92 warrants of each series of New GM Warrants, as well as one unit of beneficial interest in the GUC Trust, or a GUC Trust Unit, subject in each case to rounding under the Plan, the GUC Trust Agreement and/or the rules of any applicable clearing system, and exclusive of any securities received, or to be received, in respect of GUC Trust Units (as defined below). Holders of disputed general unsecured claims against the Debtors, or the Disputed General Unsecured Claims, will receive subsequent distributions of New GM Common Stock and New GM Warrants (which are collectively called the New GM Securities) and GUC Trust Units, in respect of such claims, only if and to the extent that their Disputed General Unsecured Claims are subsequently allowed, or Resolved Disputed Claims.

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

The GUC Trust had an initial stated term of three years from the Effective Date. The Bankruptcy Court has entered orders extending the duration of the GUC Trust to March 31, 2016. The duration of the GUC Trust may in the future be shortened or further extended upon application to and approval by the Bankruptcy Court as necessary to complete the claims resolution process and the wind-down of the Debtors’ affairs. The GUC Trust will remain under the jurisdiction of the Bankruptcy Court throughout the term of its existence.

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

The GUC Trust Agreement affords the GUC Trust Administrator, with the approval of the GUC Trust Monitor, the authority to set aside from distribution New GM Securities in numbers sufficient to satisfy (i) any current or projected Wind-Down Costs of the GUC Trust that exceed the amounts budgeted or were not budgeted in the Administrative Fund, including U.S. federal income taxes incurred in respect of dividends received by the GUC Trust on New GM Common Stock held by the GUC Trust (“Dividend Taxes”), (ii) any current or projected Reporting Costs that exceed the then current Reporting and Transfer Cash, or (iii) any current or projected Taxes on Distribution (as defined below). This process is not related to, and is separate from, the process of recording any current and deferred income tax liabilities, as well as reserves for expected costs of liquidation in the Statement of Net Assets in Liquidation as a matter of financial reporting, which is only required for expected costs of liquidation for which there is a reasonable basis for estimation under applicable accounting standards. See “Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” and “—Income Taxes” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below. The GUC Trust Administrator reevaluates, on a quarterly basis, the number of New GM Securities needed to be set aside from distribution for purposes of funding projected liquidation and administrative costs (including projected Dividend Taxes) and potential Taxes on Distribution. The calculation converts estimates of projected liquidation and administrative costs and potential Taxes on Distributions into the number of New GM Securities to be set aside from distribution, using the trailing twelve month average closing prices for the New GM Securities since the Dissolution Date (the date record ownership of the New GM Securities was transferred to the GUC Trust from MLC). For additional information, see “Net Assets in Liquidation—New GM Securities Set Aside from Distribution” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

The GUC Trust Administrator may liquidate New GM Securities that have been set aside from distribution to fund (with the required approval of the Bankruptcy Court) the current or projected Wind-Down Costs (including Dividend Taxes) or Reporting Costs of the GUC Trust and (with the required approval of only the GUC Trust Monitor) current and projected Taxes on Distribution of the GUC Trust. The cash proceeds of such sales, and the marketable securities in which such cash proceeds are invested, are referred to as Other Administrative Cash. Pursuant to the GUC Trust Agreement, any cash or marketable securities constituting Other Administrative Cash which remain at the winding up and conclusion of the GUC Trust will be distributed to the holders of GUC Trust Units. The Bankruptcy Court has previously, in March and December 2012, and again in January 2015, approved the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs which were in excess of the Reporting and Transfer Cash. Through March 31, 2015, sales of New GM Securities to fund projected Reporting Costs and Wind-Down Costs aggregated approximately $61.7 million, including Dividend Cash (as defined below) of $0.2 million. As of March 31, 2015, approximately $14.5 million remained in Other Administrative Cash and was recorded in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation as of March 31, 2015.

Prior to the dissolution of MLC, certain designated assets and the New GM Securities were maintained at MLC (the latter was retained by MLC to avoid federal income taxes that might have been payable by the GUC Trust upon distribution of the New GM Securities with respect to any appreciation of the securities while in possession of the GUC Trust, or Taxes on Distribution; see discussion below). As required by the Plan, MLC transferred to the GUC Trust on the Dissolution Date (i) record ownership of all remaining undistributed New GM Securities, which consisted of 30,967,561 shares of New GM Common Stock, 28,152,186 New GM Series A Warrants and 28,152,186 New GM Series B Warrants, (ii) approximately $2.0 million designated for Reporting Costs, (iii) approximately $1.4 million designated for reimbursing the indenture trustees and the fiscal and paying agents under the Debtors’

prepetition debt issuances for costs associated with, among other things, administering distributions to registered holders of the Debtors’ prepetition debt issuances, or Indenture Trustee/Fiscal and Paying Agent Costs, and (iv) certain rights and obligations. Separately, on the Dissolution Date, MLC transferred $500,000 to the Avoidance Action Trust (as defined below) for the purposes of funding any potential public reporting requirements of the Avoidance Action Trust, in which funds the GUC Trust holds a residual interest to the extent unused by the Avoidance Action Trust.

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

Pursuant to the GUC Trust Agreement and the Plan, the Residual Wind-Down Assets are to be administered in accordance with the GUC Trust Agreement and Plan and are to be used to satisfy and resolve the Residual Wind-Down Claims and to fund the Residual Wind-Down Costs and certain Avoidance Action Defense Costs. Any unused portions of the Residual Wind-Down Assets, along with any unused funds designated for Indenture Trustee/Fiscal and Paying Agent Costs, must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. If, collectively, the actual amounts of Residual Wind-Down Claims allowed, the Residual Wind-Down Costs and the Avoidance Action Defense Costs exceed the Residual Wind-Down Assets, the GUC Trust Administrator may be required to set aside from distribution and sell additional New GM Securities to fund the shortfall. Any such sale of securities would reduce the numbers of New GM Securities available for distribution to holders of GUC Trust Units.

Beginning in March 2014, the GUC Trust has received dividends on the New GM Common Stock it held as of the respective record dates of such dividends. Through March 31, 2015, the GUC Trust received quarterly dividends of $0.30 per share, aggregating approximately $20.6 million. New GM has also declared a dividend of $0.36 per share to holders of New GM Common Stock of record as of June 10, 2015. Such dividends and any future declared dividends on New GM Common Stock are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If shares of New GM Common Stock are distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units, then the dividends relating to those shares will also be distributed to such holders. If, however, shares of New GM Common Stock are sold by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to those shares will be applied to such costs and liabilities of the GUC Trust and (just like the cash proceeds from the sale of the shares of New GM Common Stock) will be maintained in Other Administrative Cash. Because such dividends are applied to the same purpose as the New GM Common Stock, references in this Form 10-K to New GM Common Stock and New GM Securities that have been set aside from distribution, reserved or sold should be understood to include the dividends (if any) relating to such New GM Common Stock, unless expressly indicated otherwise. The amount of cash and cash equivalents held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock held by the GUC Trust is referred to as Dividend Cash.

The GUC Trust does not and will not engage in any trade or business. As a result, the only income earned by the GUC Trust is interest income and dividends from permitted investments of cash as prescribed by the GUC Trust Agreement. The GUC Trust has no other sources of income. As of March 31, 2015, the GUC Trust had an aggregate of approximately $37.5 million in cash and cash equivalents and $30.9 million in marketable securities consisting of corporate commercial paper and municipal government commercial paper and variable rate notes.

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

Pursuant to the GUC Trust Agreement, quarterly distributions are required to be made to (i) holders of Resolved Allowed Claims, and (ii) beneficiaries of GUC Trust Units (including persons listed in (i)), subject to the following limitation. The GUC Trust will make quarterly distributions in respect of the GUC Trust Units only if and to the extent that (a) certain previously Disputed General Unsecured Claims asserted against the Debtors are either disallowed or are otherwise resolved favorably to the Debtors’ estates (thereby reducing the amount of GUC Trust distributable assets which would be required to satisfy in full all the then-remaining Disputed General Unsecured Claims), (b) as a result of a litigated or consensual resolution, the amount of potential Term Loan Avoidance Action Claims is reduced (thereby reducing the amount of GUC Trust distributable assets which would be required to satisfy in full all the then-remaining Term Loan Avoidance Action Claims), or (c) the amount of New GM Securities set aside for purposes of funding potential Wind-Down Costs, Reporting Costs and/or Taxes on Distribution is reduced from prior levels, and in each case the resulting amount of Excess GUC Trust Distributable Assets as of the end of the relevant quarter exceeds thresholds set forth in the GUC Trust Agreement, or the Minimum Threshold. The Minimum Threshold is equal to: (i) with respect to New GM Common Stock, 1,000,000 shares of New GM Common Stock, (ii) with respect to the New GM Series A Warrants, warrants to acquire 909,091 shares of New GM Common Stock (subject to customary adjustment), (iii) with respect to the New GM Series B Warrants, warrants to acquire 909,091 shares of New GM Common Stock (subject to customary adjustment), and (iv) with respect to cash, $5 million. Notwithstanding the foregoing, holders of Resolved Allowed Claims receiving quarterly distributions will additionally receive distributions in respect of their GUC Trust Units that such recipients would have previously received had they been holders of Initial Allowed General Unsecured Claims (as defined below).

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

On or about the Effective Date, there were approximately $29,771 million in Allowed General Unsecured Claims, or the Initial Allowed General Unsecured Claims. As of March 31, 2015, there were approximately $31,854 million in Allowed General Unsecured Claims. See the table on page 35 for a summary of the Allowed General Unsecured Claims, Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.

Since the Effective Date, the GUC Trust has made certain quarterly distributions. These quarterly distributions have been made (i) to holders of Resolved Allowed Claims arising during the GUC Trust’s preceding fiscal quarter, if any and (ii) to beneficiaries of GUC Trust Units for fiscal quarters in which the amount of GUC Trust Distributable Assets as of the end of the relevant quarter exceeded the Minimum Threshold. Distributions in the fiscal years ended March 31, 2015 and 2014 are described below.

During the year ended March 31, 2015, the GUC Trust made a distribution to holders of GUC Trust Units in respect of the quarter ended September 30, 2014. Such distribution resulted primarily from the release of distributable assets of the GUC Trust that were previously set aside in respect of potential Taxes on Distribution. In addition, distributions were made to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements.

In addition, during the year ended March 31, 2014, the GUC Trust made certain distributions in respect of claims relating to the 8.375% guaranteed notes due December 7, 2015 and the 8.875% guaranteed notes due July 10, 2023, in each case issued in 2003 by General Motors Nova Scotia Finance Company (the “Nova Scotia Claims”). On October 21, 2013, the Bankruptcy Court entered an order (the “Nova Scotia Order”) approving a settlement agreement (the “Nova Scotia Settlement”) relating to the Nova Scotia Claims. Pursuant to the Nova Scotia Settlement, the Nova Scotia Claims were reduced and allowed in an aggregate amount of $1.55 billion. As a result, on or about December 2, 2013, in accordance with the Nova Scotia Settlement and the Nova Scotia Order, the GUC Trust made a distribution solely to holders of the allowed Nova Scotia Claims, consisting of, in the aggregate, 6,174,015 shares of New GM Common Stock, 5,612,741 New GM Series A Warrants, 5,612,741 New GM Series B Warrants, and 1,550,000 GUC Trust Units (the “Special Nova Scotia Distribution”). In addition, on or about December 23, 2013, in accordance with the Nova Scotia Settlement and the Nova Scotia Order, the GUC Trust made a special distribution of Excess GUC Trust Distributable Assets to all holders of GUC Trust Units, consisting of 6,735,070 shares of New GM Common Stock, 6,122,789 New GM Series A Warrants, and 6,122,789 New GM Series B Warrants (the “Special Excess Distribution”). In addition, during the year ended March 31, 2014, the GUC Trust made distributions to holders of Resolved Disputed Claims (exclusive of the Nova Scotia Distribution) and to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements.

In respect of Allowed General Unsecured Claims aggregating $31,854 million at March 31, 2015, the GUC Trust has distributed, or was obligated to distribute, in the aggregate, 137,389,190 shares of New GM Common Stock, 124,899,418 of each series of New GM Warrants and 31,853,702 GUC Trust Units. See the table on page 35 for a summary of the activity in the New GM Securities and related Dividend Cash, that comprise the GUC Trust’s distributable assets, including the numbers of New GM Securities distributed through or distributable as of March 31, 2015, as well as the numbers of New GM Securities and the amount of related Dividend Cash available for distribution to holders of GUC Trust Units as of March 31, 2015.

As discussed above, in addition to New GM Securities and Dividend Cash, the GUC Trust Agreement also provides for the distribution of beneficial interests in units, or GUC Trust Units, to holders of Allowed General Unsecured Claims in an amount equal to one GUC Trust Unit per $1,000 in Allowed General Unsecured Claims, subject to rounding under the GUC Trust Agreement. Each GUC Trust Unit represents the contingent right to receive, on a pro rata basis, a share of the Excess GUC Trust Distributable Assets. Pursuant to a No Action Letter received from the SEC on May 23, 2012 (the “No Action Letter”), the GUC Trust Units are currently issued in book-entry form only, represented by one or more global certificates registered in the name of the Depository Trust Company (which is referred to in this Form 10-K as DTC), as depositary, or Cede & Co., its nominee. See “Description of the GUC Trust Units” below for a more detailed discussion of the GUC Trust Units. As such, the GUC Trust Units are transferable in accordance with the procedures of DTC and its direct and indirect participants. The GUC Trust has issued additional GUC Trust Units, in transferable form, in connection with each of the quarterly distributions that occurred in respect of the fiscal quarter ended June 30, 2012 and thereafter. As of March 31, 2015, the total number of GUC Trust Units outstanding or issuable was 31,853,702.

The Plan prohibits the distribution of fractional New GM Securities in respect of Allowed General Unsecured Claims and GUC Trust Units. Cash distributions are made in lieu of fractional New GM Securities to beneficiaries of GUC Trust Units, subject to certain minimum cash distribution thresholds. In addition, the GUC Trust may distribute cash in lieu of New GM Securities to any governmental entity to the extent such governmental entity has requested a sale of such New GM Securities and demonstrated to the satisfaction of the GUC Trust Administrator that such governmental entity is precluded by applicable law from receiving distributions of New GM Securities. Since the Effective Date, the GUC Trust has sold an aggregate of 29,047 shares of New GM Common Stock and 26,674 of each series of New GM Warrants, realizing net proceeds of approximately $1.7 million in respect of the foregoing. The proceeds from these sales were distributed to qualifying governmental entities or beneficiaries of GUC Trust Units, as applicable.

•	Resolution of Disputed General Unsecured Claims

There were approximately $8,154 million in Disputed General Unsecured Claims as of the Effective Date. This amount reflects liquidated disputed claims and a Bankruptcy Court ordered reserve for unliquidated disputed claims, but does not include potential Term Loan Avoidance Action Claims. As of March 31, 2015, there were approximately $70.0 million in Disputed General Unsecured

Claims, which reflects a decrease of approximately $8,084 million as compared to the amount of Disputed General Unsecured Claims existing on or around the Effective Date. See the table on page 35 for a summary of the status of the claims resolution process as of March 31, 2015.

The process of resolving Disputed General Unsecured Claims is generally administered by the GUC Trust through Trust Professionals it retains specifically for this purpose. If the GUC Trust Administrator objects to a Disputed General Unsecured Claim, certain claimants participate in alternative dispute resolution proceedings, including mediation and arbitration, or ADR Proceedings, to determine the validity of their claims. Such claimants may be entitled to a hearing before the Bankruptcy Court if their claims cannot be resolved through ADR Proceedings. Claimants that are not subject to ADR Proceedings are entitled to a hearing before the Bankruptcy Court to determine the validity of their claims. The GUC Trust Administrator also has the authority to settle Disputed General Unsecured Claims, in accordance with the terms and procedures set forth in the GUC Trust Agreement.

In an attempt to ensure that there are sufficient New GM Securities available to provide distributions to all holders of Resolved Allowed Claims as if such holders were holders of Initial Allowed General Unsecured Claims, the GUC Trust Agreement authorizes and directs the GUC Trust Administrator to withhold from distribution the number of New GM Securities that would be sufficient to satisfy all Disputed General Unsecured Claims and Term Loan Avoidance Action Claims in the event that such claims were allowed in full. To the extent that all or a portion of a Disputed General Unsecured Claim is disallowed by order of the Bankruptcy Court, by order of the tribunal presiding over the ADR Proceeding, if applicable, or by settlement with the GUC Trust, such portion of the Disputed General Unsecured Claim that is disallowed will not be entitled to a distribution of such New GM Securities or beneficial interests in GUC Trust Units from the GUC Trust (subject to any appeal rights of the claimant). The portion of such New GM Securities reserved for the satisfaction of the disallowed claim will instead become Excess GUC Trust Distributable Assets available for distribution to beneficiaries of GUC Trust Units. To the extent that a Disputed General Unsecured Claim is fully and finally resolved (after any exercise of the GUC Trust’s rights of appeal), and such resolution results in all or a portion of the original Disputed General Unsecured Claim being allowed by the Bankruptcy Court, by order of the tribunal presiding over the ADR Proceeding, if applicable, or by settlement with the GUC Trust, such allowed portion of the Disputed General Unsecured Claim will be considered an Allowed General Unsecured Claim and the holder will be entitled to the distribution of New GM Securities and beneficial interests in GUC Trust Units from the GUC Trust corresponding to what the holder would have received had the claim been allowed as of the Effective Date.

In certain circumstances, holders of Resolved Allowed Claims and GUC Trust Units will receive from the GUC Trust cash in lieu of or in addition to New GM Securities. This will occur when New GM declares cash dividends on the New GM Common Stock held by the GUC Trust, in which case the holders of subsequently Resolved Allowed Claims and GUC Trust Units will receive the cash dividends that had been paid in respect of the shares of New GM Common Stock they receive. Through March 31, 2015, the GUC Trust has received approximately $20.6 million in dividends on its holdings of New GM Common Stock. See “Statements of Cash Flows for the years ended March 31, 2015 and 2014” in Item 8 (“Financial Statements and Supplementary Data”) and “Net Assets in Liquidation” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below. Also, if the GUC Trust sells New GM Warrants that are about to expire, the holders of subsequent Resolved Allowed Claims and GUC Trust Units would receive the cash realized by the GUC Trust on the sale of the New GM Warrants that otherwise would have been distributed to them. Also, the GUC Trust may distribute cash in lieu of New GM Securities to any governmental entity to the extent such governmental entity has requested a sale of such New GM Securities and demonstrated to the satisfaction of the GUC Trust Administrator that such governmental entity is precluded by applicable law from receiving distributions of New GM Securities. Finally the GUC Trust may distribute cash in lieu of fractional New GM Securities in any distribution of Excess GUC Trust Distributable Assets, subject to any distribution rules or rounding under the Plan, the GUC Trust Agreement and/or the rules of any applicable clearing system. For each $1,000 in amount of Allowed General Unsecured Claims (including Resolved Allowed Claims), each holder of such claim is currently entitled to receive (upon delivery of any information required by the GUC Trust) approximately 4.31 shares of New GM Common Stock (and related Dividend Cash) and approximately 3.92 warrants of each series of New GM Warrants, as well as one GUC Trust Unit, subject in each case to rounding under the Plan, the GUC Trust Agreement and/or the rules of any applicable clearing system and exclusive of any securities received, or to be received, in respect of GUC Trust Units.

•	Resolution and Satisfaction of Residual Wind-Down Claims

In accordance with the Plan, each of the Debtors was dissolved on or prior to the Dissolution Date. Upon the dissolution of MLC, the New GM Securities and certain remaining cash and other assets of MLC were transferred to the GUC Trust and the GUC Trust assumed responsibility for the wind-down of the Debtors. This includes monitoring and enforcing the implementation of the Plan as it relates to the wind-down, paying taxes and filing tax returns, making any other necessary filings related to the wind-down and taking any other actions necessary or appropriate to wind-down the Debtors and obtain an order, or orders, closing the chapter 11 cases of the Debtors. The GUC Trust is also responsible for resolving and satisfying (to the extent allowed) all remaining disputed Residual Wind-Down Claims.

Under the Plan, the Debtors were directed to transfer to the GUC Trust assets in an amount sufficient, based upon the Debtors’ reasonable estimate, to satisfy the ultimate allowed amount of the Residual Wind-Down Claims, or the Residual Wind-Down Assets,

including the costs, fees and expenses related to satisfying and resolving the Residual Wind-Down Claims, or the Residual Wind-Down Costs. On the Dissolution Date, MLC transferred approximately $42.8 million in Residual Wind-Down Assets to the GUC Trust (which amount consisted of approximately $40.0 million in cash (including approximately $1.4 million for the payment of Avoidance Action Defense Costs) and the transferred benefit of approximately $2.8 million in prepaid expenses. Based on the Debtors’ estimate of the amount necessary to satisfy the ultimate allowed amount of the Residual Wind-Down Claims, the GUC Trust Administrator established a reserve for Residual Wind-Down Claims of approximately $33.8 million relating to approximately $246.2 million in Residual Wind-Down Claims (which amount was increased to $251.8 million by additional Residual Wind-Down Claims arising subsequent thereto). In addition, the GUC Trust increased its reserve for liquidation costs by approximately $9.0 million for Residual Wind-Down Costs associated with these obligations and Avoidance Action Defense Costs. Since the Dissolution Date, the GUC Trust has resolved approximately $251.3 million in disputed Residual Wind-Down Claims, allowing $8.8 million, while disallowing $242.5 million.

As of March 31, 2015, the remaining Residual Wind-Down Claims totaled approximately $0.5 million, subject to increase for new Residual Wind-Down Claims that are expected to arise with respect to Avoidance Action Defense Costs, as described below. The reserve for Residual Wind-Down Claims and the remaining Residual Wind-Down Assets totaled $25.4 million and $28.3 million, respectively, as of that date. The GUC Trust Administrator has objected to, or intends to object to, substantially all of the remaining Residual Wind-Down Claims (excluding Avoidance Action Defense Costs) that are not consensually resolved. With respect to Avoidance Action Defense Costs, the GUC Trust intends to object to such costs in the event that they are, in the view of the GUC Trust Administrator, unreasonable. The Residual Wind-Down Assets aggregating $28.3 million as of March 31, 2015 are recorded in the form of cash and cash equivalents, marketable securities, and other assets and deposits in the accompanying Statement of Net Assets in Liquidation at March 31, 2015. A corresponding amount, in the aggregate, is recorded in the reserve for Residual Wind-Down Claims, reserves for expected costs of liquidation and accounts payable and accrued liabilities in the Statement of Net Assets in Liquidation at March 31, 2015.

The amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $4.0 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. As described in Item 3, Legal Proceedings, litigation with respect to the Term Loan Avoidance Action is ongoing, and it is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise, to be paid from the other remaining Residual Wind-Down Assets and, following the depletion of such assets, the Administrative Fund (to the extent of any excess amounts remaining in the Administrative Fund from the funds separately designated for the satisfaction of certain costs and liabilities of the GUC Trust), Other Administrative Cash or the sale of New GM Securities.

Should the ultimate allowed amount of Residual Wind-Down Claims and the Residual Wind-Down Costs be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. If the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims and/or the Residual Wind-Down Costs, such deficiency will be satisfied by any remaining Other Administrative Cash designated by the GUC Trust Administrator for such purposes. If there is no remaining Other Administrative Cash designated for such purposes, the GUC Trust Administrator is authorized, with GUC Trust Monitor approval, to reserve and, with Bankruptcy Court approval, to sell New GM Securities to cover the shortfall. To the extent that New GM Securities are reserved and sold to obtain funding to complete the wind-down of the Debtors or satisfy Residual Wind-Down Claims, such securities will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Costs could reduce the assets of the GUC Trust available for distribution. After the GUC Trust has concluded its affairs, any funds remaining that were obtained from New GM Securities sold to fund the resolution of Residual Wind-Down Claims or the distribution of Residual Wind-Down Assets (including any related Dividend Cash) will be distributed to the beneficiaries of the GUC Trust Units.

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

As of March 31, 2015, approximately $8.3 million remained in the Administrative Fund and is recorded in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation. Such remaining amount has been separately designated for the satisfaction of certain costs and liabilities of the GUC Trust (other than Reporting Costs). If there is cash remaining in the Administrative Fund after the GUC Trust has concluded its affairs, the remaining cash will be returned to the DIP Lenders. If the GUC Trust Administrator determines that (i) the Administrative Fund is not sufficient to satisfy the current or projected Wind-Down Costs (including Dividend Taxes), (ii) the Reporting and Transfer Cash is not sufficient to satisfy the current or projected Reporting Costs, or (iii) the GUC Trust is required to fund Taxes on Distribution, the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to reserve New GM Securities for these purposes. The GUC Trust Administrator may then liquidate such reserved New GM Securities to fund these costs and expenses, with the required approval of the Bankruptcy Court (other than with respect to sales of New GM Securities for the purposes of funding Taxes on Distribution, pursuant to which only GUC Trust Monitor approval is required), and the proceeds from such liquidations of New GM Securities will constitute part of the Other Administrative Cash.

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

Income Tax Liabilities for Certain Capital Gains and Dividends on New GM Common Stock

The GUC Trust incurs U.S. federal income tax liabilities on any net capital gains realized upon the distribution of New GM Securities to holders of Allowed General Unsecured Claims or GUC Trust Units or by sale of New GM Securities (unless such net capital gains are offset by deductible expenses and accumulated net operating losses), which are referred to as Taxes on Distribution. The GUC Trust also incurs income tax liabilities on interest income and dividends received on New GM Common Stock held by the GUC Trust (such income tax liabilities on dividends received on New GM Common Stock are referred to as Dividend Taxes). The GUC Trust records any current taxes payable from such realized net gains and interest and dividends (net of deductible operating losses) and a deferred tax liability at the end of each quarter for all of the New GM Securities that it then holds, where the market prices of such New GM Securities exceed their tax basis. At March 31, 2015 and 2014, the amount of such deferred tax liability recorded is equal to the GUC Trust’s statutory rate of 39.6% applied to the excess of the market value of the New GM Securities over their tax basis. Where the market prices of the New GM Securities held at any quarter end are less than their tax basis, a deferred tax asset with a corresponding valuation allowance is recorded, resulting in no net deferred tax asset at such quarter end. A full valuation allowance is recorded under such circumstances, because realization of the deferred tax asset is uncertain (in that it is dependent upon the generation of taxable gains upon the sale or distribution of New GM Securities in the future, which is not determinable prior to occurrence). Because the amount of any deferred tax liability recorded at any quarter end is largely dependent upon the market prices of the New GM Securities held at such quarter end, fluctuations in such market prices will result in fluctuations in the deferred tax liability recorded in the Statement of Net Assets in Liquidation and in the income tax provision or benefit recorded in the Statement of Changes in Net Assets in Liquidation for such quarter.

See “Critical Accounting Policies and Estimates—Income Taxes” and “Statement of Changes in Net Assets in Liquidation” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

Upon the dissolution and winding up of MLC on the Dissolution Date, record ownership of all undistributed New GM Securities was transferred to the GUC Trust. Using the value of the New GM Securities as of that date, the tax basis per share or warrant of the New GM Securities on the Dissolution Date was $19.87 for the New GM Common Stock, $11.38 for the New GM Series A Warrants and $7.88 for the New GM Series B Warrants. Prior to the year ended March 31, 2013, such tax basis was used in the Company’s U.S. federal income tax return to determine the taxable gain or loss on the disposition of New GM Securities since their transfer. Since the year ended March 31, 2013, the GUC Trust has filed its U.S. federal income tax returns taking the position that beneficial ownership for a substantial majority of New GM Securities transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date instead of December 15, 2011, when record ownership of the remaining New GM Securities still held by MLC was transferred from MLC to the GUC Trust. For the remaining substantial minority of New GM Securities transferred from MLC to the GUC Trust, the GUC Trust determined that transfer of beneficial ownership occurred on other dates for which the tax basis should be determined by reference to the value of such securities on such dates. This new tax position resulted in an increased tax basis of the New GM Securities from the prior tax position and, therefore, reduced taxable gains and increased taxable losses on distributions and sales of New GM Securities since March 31, 2011. The GUC Trust believes, based on the available evidence and consultation with GUC Trust professionals, that it is more likely than not that the new tax position in the amounts reflected in the GUC Trust’s income tax returns will be sustained on examination by the Internal Revenue Service, based on the technical merits of the position. Although the GUC Trust’s federal income tax returns for the year ended March 31, 2014 and prior years are no longer subject to examination by the Internal Revenue Service as a result of the application of Section 505(b) of the Bankruptcy Code, this new tax position, as of the date hereof, has not been sustained on examination by the Internal Revenue Service. Accordingly, remaining capital loss carryovers of $187.1 million as of March 31, 2015, from the new tax position, along with net operating loss carryovers of $86.2 million as of March 31, 2015, could be subject to examination by the Internal Revenue Service in subsequent years when those losses are utilized.

The GUC Trust Administrator reevaluates, on a quarterly basis, the numbers of New GM Securities to be set aside from distribution to fund potential Taxes on Distribution. New GM Securities set aside from distribution are segregated and, to the extent sold, the proceeds thereof constitute Other Administrative Cash. This determination is made on a basis different than that used to calculate deferred tax liabilities for financial reporting purposes, as described above. The current methodology for calculating such set asides estimates potential Taxes on Distribution by applying the applicable U.S. federal income tax rate to estimates of potential capital gains, which are arrived at by comparing the highest closing price for the New GM Securities since December 15, 2011, against the tax basis of the New GM Securities on December 15, 2011 (as determined based on the date of transfer of record ownership of the New GM Securities). The set aside calculation methodology then converts the estimate of potential Taxes on Distribution into the numbers of New GM Securities to be set aside from distribution by dividing such estimate by the trailing twelve month average closing prices for the New GM Securities. By contrast, in calculating deferred tax liabilities for purposes of financial reporting under applicable generally accepted accounting principles, the GUC Trust calculates estimated capital gains as the difference between (a) the tax basis of the New GM Securities for financial reporting purposes and (b) the closing price of such New GM Securities as of the last trading date of the most recent fiscal quarter. As described above, since the year ended March 31, 2013, the GUC Trust has filed its U.S. federal income tax returns taking the tax position that beneficial ownership for a substantial majority of New GM Securities transferred from MLC to the GUC Trust on dates other than December 15, 2011. Because the new tax position has not yet been sustained on examination by the Internal Revenue Service, however, as a conservative measure, the GUC Trust Administrator has determined not to revise the “set aside” calculation methodology described above unless and until the new tax position has been sustained on examination by the Internal Revenue Service, or the liability of the GUC Trust for Taxes on Distribution has been finally determined in accordance with Section 505(b) of the Bankruptcy Code, for all applicable income tax returns, including the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2015, and subsequent years.

The GUC Trust also reevaluates, on a quarterly basis, the number of New GM Securities to be set aside from distribution to fund projected Dividend Taxes, as part of its evaluation of the numbers of New GM Securities necessary to fund projected liquidation and administrative costs of the GUC Trust. This determination is made on a basis different than that used to calculate reserves for financial reporting purposes. The current methodology for calculating such set asides converts estimates of projected Dividend Taxes into the number of New GM Securities to be set aside from distribution by dividing such estimates by the trailing twelve month average closing prices for the New GM Securities. Currently, the GUC Trust has only set aside New GM Securities in numbers sufficient, in the reasonable estimation of the GUC Trust Administrator, to cover Dividend Taxes on dividends received by the GUC Trust or declared by New GM and dividends estimated to be declared by New GM in the future and to be received by the GUC Trust through December 2016. However, the GUC Trust Administrator reserves the right to increase or decrease the set aside for Wind-Down Costs in numbers sufficient to cover all estimated potential Dividend Taxes associated with all then anticipated potential future dividends, which could significantly impact the numbers of New GM Securities required to be set aside for such purposes.

For additional information, see “Net Assets in Liquidation—New GM Securities Set Aside from Distribution” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

Term Loan Avoidance Action

On July 31, 2009, the Committee commenced a legal action against certain prepetition lenders of the Debtors, styled as Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al. (Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009)), which is referred to as the Term Loan Avoidance Action. Among other things, the Term Loan Avoidance Action seeks the return of approximately $1.5 billion that had been transferred to a consortium of prepetition lenders of the Debtors, pursuant to the court order approving the debtor-in-possession loans made by the DIP Lenders to MLC. On the Dissolution Date, the Term Loan Avoidance Action was transferred to a trust established for the purpose of holding and prosecuting the Term Loan Avoidance Action, or the Avoidance Action Trust. The rights to substantially all of the recoveries on the Term Loan Avoidance Action through the Avoidance Action Trust, if any, are currently under dispute, with both the DIP Lenders and the Committee, on behalf of the holders of Allowed General Unsecured Claims, claiming to be the proper beneficiaries of such proceeds. If the DIP Lenders are deemed to be proper beneficiaries of the proceeds of the Term Loan Avoidance Action, then the bulk of any amounts reclaimed from prepetition lenders will be distributed to the DIP Lenders; and if the Committee, on behalf of the holders of Allowed General Unsecured Claims, is deemed to be the proper beneficiary of the proceeds of the Term Loan Avoidance Action, then the bulk of any amounts reclaimed from prepetition lenders will be distributed directly to the holders of Allowed General Unsecured Claims. Accordingly, regardless of the outcome of such proceedings, pursuant to the Plan, no amounts reclaimed from the prepetition lenders will be transferred to the GUC Trust, and no such amounts will be distributed to holders of GUC Trust Units in respect of such GUC Trust Units.

If Wilmington Trust Company, not in its individual capacity but solely in its capacity as the trustee and trust administrator of the Avoidance Action Trust, which is referred to as the Avoidance Action Trust Administrator, is successful in its prosecution of the Term Loan Avoidance Action, any amounts recovered by the Avoidance Action Trust will, pursuant to the Plan, give rise to Allowed General Unsecured Claims on behalf of the prepetition lenders from which such amounts were recovered (as beneficiaries of the GUC Trust), which we also refer to as Term Loan Avoidance Action Claims. (As used in this Form 10-K, the amounts of “Disputed General Unsecured Claims” do not include any potential Term Loan Avoidance Action Claims.) Unless and until Term Loan Avoidance Action Claims arise, the potential holders of such claims will not be entitled to receive a distribution from the GUC Trust. However, if and to the extent that such Term Loan Avoidance Action Claims do arise, the holders of such claims will be entitled to receive a distribution from the GUC Trust. As noted above, pursuant to the Plan, no funds reclaimed from the prepetition lenders will be transferred to the GUC Trust or be distributed to holders of GUC Trust Units in respect of such GUC Trust Units. Accordingly, in the event of the successful prosecution of the Term Loan Avoidance Action by the Avoidance Action Trust, a holder of a GUC Trust Unit that does not hold a corresponding Allowed General Unsecured Claim (because such holder received the GUC Trust Unit as a subsequent transferee and not in a direct distribution from the GUC Trust in satisfaction of an Allowed General Unsecured Claim) will potentially have its recovery diluted through the incurrence of Term Loan Avoidance Action Claims by the GUC Trust, without receiving the benefit of any cash recovered pursuant to the Term Loan Avoidance Action. Moreover, because the ownership of the beneficial interests in the Avoidance Action Trust is currently under dispute, even a holder of a GUC Trust Unit that also holds a corresponding Allowed General Unsecured Claim may not benefit from any funds recovered under the Term Loan Avoidance Action.

Pursuant to the Plan, the GUC Trust is obligated to satisfy reasonable Avoidance Action Defense Costs, subject to the right of the GUC Trust to seek disgorgement in accordance with the terms of the Plan. As described under the heading “—Residual Wind-Down Claims” above, the amount of Avoidance Action Defense Costs incurred to date exceeds the amount of Residual Wind-Down Assets received from MLC which was designated for this purpose by approximately $4.0 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. As described in Item 3, “Legal Proceedings,” litigation with respect to the Term Loan Avoidance Action is ongoing, and it is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise, to be paid from the other remaining Residual Wind-Down Assets and, following the depletion of such assets, the Administrative Fund (to the extent of any excess amounts remaining in the Administrative Fund from the funds separately designated for the satisfaction of certain costs and liabilities of the GUC Trust), Other Administrative Cash or the sale of New GM Securities.

For additional information about the Term Loan Avoidance Action, see “Term Loan Avoidance Action” in Item 3 (“Legal Proceedings”) below.

Dissolution of the GUC Trust

The GUC Trust had an initial stated term of three years from the Effective Date (ended on March 31, 2014). The Bankruptcy Court has entered orders extending the duration of the GUC Trust to March 31, 2016. The GUC Trust Administrator can apply to the Bankruptcy Court for a shorter or longer term in order to resolve all Disputed General Unsecured Claims and Term Loan Avoidance

Action Claims or to complete the resolution of the Residual Wind-Down Claims and the distribution of any remaining assets of the Debtors. It is currently anticipated that the GUC Trust will be required to seek approval to extend its term, because, although it is uncertain at this time, it is anticipated that the distribution of assets and wind-down will not be completed prior to March 31, 2016.

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

Availability of Information Relating to the GUC Trust and New GM

The GUC Trust files annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K with the SEC. In addition, the GUC Trust files quarterly reports pursuant to the requirements of the GUC Trust Agreement, or GUC Trust Reports, with the Bankruptcy Court and also files these reports under cover of Form 8-K with the SEC. The GUC Trust Agreement, related documentation and all information filed with the Bankruptcy Court by the GUC Trust Administrator, including the GUC Trust Reports, can be accessed free of charge on the GUC Trust website at www.mlcguctrust.com, and the GUC Trust’s filings with the SEC can be accessed free of charge at www.sec.gov. In addition, New GM’s filings with the SEC can be accessed free of charge at http://investor.gm.com/sec-filings and www.sec.gov. See “Recent Trading Prices of New GM Securities” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below for certain information relating to the recent trading prices of the New GM Securities.

Description of the GUC Trust Units

The following summary of the GUC Trust Units is not intended to be complete and is subject to, and qualified in its entirety by reference to, the GUC Trust Agreement, as amended, and the Delaware Act. You should read the GUC Trust Agreement, as amended, which is filed as an exhibit to this annual report on Form 10-K, for additional information.

The GUC Trust Agreement provides for the distribution of GUC Trust Units for the benefit of creditors holding Allowed General Unsecured Claims, in an amount equal to one GUC Trust Unit per $1,000 in Allowed General Unsecured Claims, subject to rounding under the GUC Trust Agreement. Each GUC Trust Unit represents the contingent right to receive, on a pro rata basis, a share of the Excess GUC Trust Distributable Assets. If a Disputed General Unsecured Claim or a potential Term Loan Avoidance Action Claim becomes an Allowed General Unsecured Claim, the holder of that claim will receive the New GM Securities (including the related Dividend Cash) and the GUC Trust Units corresponding to what the holder would have received had the claim been allowed as of the Effective Date. To the extent all or portion of a Disputed General Unsecured Claim is ultimately disallowed (or it becomes clear that the Term Loan Avoidance Claims, or a portion thereof, shall not become Allowed General Unsecured Claims), the New GM Securities reserved for that claim or such disallowed portion of that claim will become excess assets of the GUC Trust available for distribution to beneficiaries of GUC Trust Units.

•	Book-Entry Only Issuance—The Depository Trust Company

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

In addition, if the GUC Trust Administrator determines that the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims and/or the Residual Wind-Down Costs (and there is no remaining Administrative Fund (to the extent of any excess amounts remaining in the Administrative Fund from the funds separately designated for the satisfaction of certain costs and liabilities of the GUC Trust) or no remaining Other Administrative Cash designated to satisfy such claims or expenses), the GUC Trust Administrator is authorized to, with GUC Trust Monitor approval, reserve and, with Bankruptcy Court approval, sell New GM Securities to cover the shortfall.

The cash raised by any such sales will be added to the Other Administrative Cash, which will be used for the payment of the Residual Wind-Down Claims and Residual Wind-Down Costs. To the extent that New GM Securities are reserved and sold to obtain funding to complete the wind-down of the Debtors or satisfy Residual Wind-Down Claims, such New GM Securities will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Costs could reduce the assets of the GUC Trust available for distribution to beneficiaries of GUC Trust Units. After the GUC Trust has concluded its affairs, any remaining reserved New GM Securities, or funds that were obtained from New GM Securities sold to fund the resolution of Residual Wind-Down Claims or the distribution of Residual Wind-Down Assets, in each case including the related Dividend Cash, will be distributed to the beneficiaries of the GUC Trust Units.

•	Liquidation Distribution Upon Dissolution

The GUC Trust had an initial stated term of three years from the Effective Date, which has been extended by the Bankruptcy Court to March 31, 2016. The duration of the GUC Trust may be again extended upon application to and approval of the Bankruptcy Court as necessary to complete the claims resolution process and the wind-down of the Debtors. The GUC Trust will remain under the jurisdiction of the Bankruptcy Court throughout the term of its existence.

If, at the time of the final distribution date, any Excess GUC Trust Distributable Assets or GUC Trust Units remain in the GUC Trust, then (i) any such GUC Trust Units will be deemed cancelled and will cease to be outstanding, and (ii) to the extent permitted by law, any such Excess GUC Trust Distributable Assets will be distributed pro rata to all beneficiaries of the GUC Trust Units then outstanding on the final distribution date, and, to the extent not so permitted, will otherwise be disposed of in accordance with applicable law.

•	Governing Law

The GUC Trust Agreement is governed by and construed in accordance with the laws of the State of Delaware without giving effect to rules governing conflicts of laws.

Glossary of Defined Terms

“363 Transaction” means the transaction in which NGMCO, Inc. (now General Motors Company) acquired substantially all of the assets and assumed certain liabilities of the Debtors pursuant to and subject to the terms of the MSPA.

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

“Dividend Taxes” means U.S. federal income taxes incurred in respect of dividends received by the GUC Trust on New GM Common Stock held by the GUC Trust.

“DTC” means the Depository Trust Company.

“Effective Date” means March 31, 2011, the date that the Plan became effective.

“Excess GUC Trust Distributable Assets” means (i) New GM Securities and Dividend Cash associated with such New GM Securities (only if and to the extent such New GM Securities and Dividend Cash (a) are not required for the satisfaction of new Allowed General Unsecured Claims and (b) have not been set aside from distribution to fund projected liquidation and administrative costs, Dividend Taxes or Taxes on Distribution of the GUC Trust) and (ii) Other Administrative Cash available, if any, for distribution to the holders of GUC Trust Units.

“Future Dividend Tax Set Aside” means the New GM Securities and Dividend Cash that is set aside in an amount estimated by the GUC Trust Administrator to be sufficient to cover any estimated Dividend Taxes associated with anticipated potential future dividends estimated to be declared by New GM in the future and to be received by the GUC Trust on its holdings of New GM Common Stock through December 2016.

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

“Ignition Switch Economic Loss Actions” means the various actions (including putative class actions) filed by various plaintiffs against New GM seeking compensatory and other damages for economic losses allegedly resulting from the Ignition Switch Recall, or the underlying condition of the subject vehicles.

“Ignition Switch Personal Injury Actions” means the various actions (including putative class actions) filed by various plaintiffs against New GM seeking compensatory and other damages for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the Ignition Switch Recall.

“Ignition Switch Recall” means the ignition switch-related recalls initiated by New GM.

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

“MLC” means Motors Liquidation Company, which dissolved on December 15, 2011.

“Motions to Enforce” means the series of motions filed by New GM with the Bankruptcy Court seeking to enjoin the Subject Recall-Related Actions and to enforce the Sale Order.

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

“Plan” means the Debtors’ Second Amended Joint Chapter 11 Plan, filed with the Bankruptcy Court on March 18, 2011.

“QSF” means Qualified Settlement Fund under applicable regulations of the United States Department of Treasury.

“Recall-Related Actions” means, collectively, the Ignition Switch Economic Loss Actions, the Other Economic Loss Actions and the Personal Injury Actions.

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

“Taxes on Distribution” means income tax liabilities on any capital gains realized upon the sale or distribution of New GM Securities to holders of Allowed General Unsecured Claims or GUC Trust Units.

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

“Term Loan Avoidance Action Claims” means the potential Allowed General Unsecured Claims that will arise in the amount of any recovery of proceeds if the Avoidance Action Trust Administrator is successful in its prosecution of the Term Loan Avoidance Action. For the avoidance of doubt, as used in this Form 10-K, the amounts of “Disputed General Unsecured Claims” do not include any potential Term Loan Avoidance Action Claims.

“Wind-Down Costs” means certain fees and expenses incurred by the GUC Trust, including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for other professionals retained by the GUC Trust, other than Reporting Costs.

Item 1A.	Risk Factors.

You should carefully consider each of the following risks and all other information contained in this Form 10-K. The occurrence of any of the following risks could materially and adversely affect the value of the GUC Trust Units. The risks described below are not the only ones that beneficiaries of the GUC Trust Units face. Additional risks and uncertainties not presently known or deemed immaterial may also materially and adversely affect the value of the GUC Trust Units. In addition, you should also consider the “Risk Factors” section and other information in New GM’s Annual Report on Form 10-K for the year ended December 31, 2014 and in New GM’s subsequently filed Quarterly Reports on Form 10-Q for risks and uncertainties associated with New GM’s business, operations and financial condition, which may affect the value of the New GM Securities and, in turn, the value of the GUC Trust Units.

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

The remaining liquidation period of the GUC Trust is uncertain, because the GUC Trust is required by the GUC Trust Agreement to continue its existence until the date on which all distributable assets of the GUC Trust have been distributed and the liquidation and wind-down of MLC and its debtor subsidiaries has been completed. If the remaining liquidation period exceeds current estimates, Wind-Down and Reporting and Transfer Costs are likely to exceed amounts accrued at March 31, 2015.

The remaining liquidation period of the GUC Trust is uncertain. The GUC Trust had an initial stated term of three years from the Effective Date (ended on March 31, 2014). The Bankruptcy Court has entered orders extending the duration of the GUC Trust to March 31, 2016. The GUC Trust is required by the GUC Trust Agreement to continue its existence until the date on which all distributable assets of the GUC Trust have been distributed and the liquidation and wind-down of MLC and its debtor subsidiaries has been completed. The term of the GUC Trust may be again extended upon application to and approval of the Bankruptcy Court as necessary to complete the claims resolution process and the wind-down of MLC. The GUC Trust will remain under the jurisdiction of the Bankruptcy Court throughout the term of its existence. It is currently anticipated that the GUC Trust will be required to again seek approval to extend its term, because, although it is uncertain at this time, it is anticipated that the distribution of assets and wind-down will not be completed prior to March 31, 2016. As of March 31, 2015, for purposes of recording reserves for Expected Costs of Liquidation, the GUC Trust has estimated on a probability-weighted basis that the remaining liquidation period will extend through February 2017. If the GUC Trust is required to seek another extension of the term and such request is approved by the Bankruptcy Court, and if the remaining liquidation period extends beyond February 2017, additional Wind-Down Costs and Reporting and Transfer Costs are likely to be incurred in continuing the operations of the GUC Trust beyond those accrued at March 31, 2015.

The GUC Trust may be required to sell New GM Securities to fund Wind-Down Costs (including Dividend Taxes) of the GUC Trust if the Administrative Fund is insufficient, or to fund Reporting Costs if the Reporting and Transfer Cash is insufficient, or in the event that the GUC Trust is required to fund Taxes on Distribution, which would reduce the numbers of New GM Securities available for distribution to GUC Trust Unit beneficiaries.

In the event that the Administrative Fund is insufficient to satisfy the Wind-Down Costs of the GUC Trust (including Dividend Taxes), or that the Reporting and Transfer Cash is insufficient to satisfy the Reporting Costs of the GUC Trust, or that the GUC Trust is projected to fund current or potential Taxes on Distribution, then under the GUC Trust Agreement, the GUC Trust Administrator is authorized, with the approval of the GUC Trust Monitor, to reserve, and, with the approval of the Bankruptcy Court (other than with respect to sales of New GM Securities for the purposes of funding Taxes on Distribution, pursuant to which only GUC Trust Monitor approval is required) to sell New GM Securities to cover any shortfall. The cash raised by any such sales will be added to the Other Administrative Cash, which is used for the payment of the GUC Trust’s administrative and reporting expenses (including Dividend Taxes) or for payment of Taxes on Distribution. If any such sales occur, a lesser number of New GM Securities will be available for distribution to the GUC Trust Unit beneficiaries.

In March and December 2012, and again in January 2015, the Bankruptcy Court approved the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs which were in excess of the Reporting and Transfer Cash. Through March 31, 2015, sales of New GM Securities to fund estimated and projected Reporting Costs, along with estimated and projected Wind-Down Costs aggregated approximately $61.7 million, including Dividend Cash of $0.2 million (which amount of $61.7 million comprised part of the GUC Trust’s Other GUC Trust Administrative Cash). As of March 31, 2015, New GM Securities with an aggregate fair market value of $67.5 million and related Dividend Cash of $1.3 million have been set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2015, including $19.7 million for Dividend Taxes. In addition, as of March 31, 2015, New GM Securities with an aggregate fair market value of $297.2 million and related Dividend Cash of $5.5 million have been set aside for Taxes on Distribution. Accordingly, such New GM Securities are not available for distribution to the beneficiaries of the GUC Trust Units.

There can be no assurance that the numbers of New GM Securities set aside will be sufficient to fund such costs and liabilities as they are actually incurred, in particular if the market price of the New GM Securities falls below the trailing twelve month average closing prices used to estimate the numbers of such New GM Securities needed to be set aside for such purposes. In addition, there can be no assurance that, as a result of future evaluations, additional numbers of New GM Securities will not need to be set aside or sold to fund additional costs and liabilities, beyond those that are currently included in the GUC Trust’s estimates, in particular as a result of fluctuations in the market price of the New GM Securities and changes in the GUC Trust’s estimates of projected costs and potential liabilities, including the possible increases in estimates of projected Dividend Taxes described under “New GM Securities Set Aside from Distribution—‘Set Aside’ Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below. For a more detailed discussion of the calculation methodologies used to estimate such costs and the sensitivities in making such estimates, see “New GM Securities Set Aside from Distribution” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

After the GUC Trust has concluded its affairs, any funds remaining that were obtained from New GM Securities sold to fund Wind-Down Costs or Reporting Costs or Taxes on Distribution (including the related Dividend Cash) will be distributed to the beneficiaries of the GUC Trust Units.

No assurance may be given that claims relating to accidents or other incidents, including recalls, involving General Motors vehicles manufactured or sold prior to July 10, 2009 and/or settlements previously reached with plaintiffs asserting such claims will not adversely affect the GUC Trust, its assets or the Plan.

As further described under “General Motors Product Recalls” in Item 3 (“Legal Proceedings”) below, in its annual report on Form 10-K filed February 4, 2015, New GM disclosed that, since the beginning of 2014, New GM had recalled approximately 2.6 million vehicles to repair ignition switches or to fix ignition lock cylinders, or the Ignition Switch Recall, and had recalled an additional 33.4 million vehicles to address certain electrical and other safety concerns, including approximately 12.1 million vehicles to rework or replace ignition keys. New GM does not consider any of these 12.1 million vehicles to be a part of the Ignition Switch Recall.

Many of the vehicles affected by the foregoing recalls were manufactured or sold prior to July 10, 2009, or the Closing Date, the date on which the sale of substantially all of the assets of Old GM pursuant to the MSPA was completed.

In its quarterly report on Form 10-Q filed April 23, 2015, New GM also disclosed that, as of April 20, 2015, 108 putative class actions have been filed against New GM in various federal and state courts seeking compensatory and other damages for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these 108 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall; certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall; and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that, as of April 20, 2015, 144 putative class actions have been filed against New GM in various federal and state courts seeking compensatory and other damages for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM, or the Personal Injury Actions. Certain of these 144 cases are Ignition Switch Personal Injury Actions.

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

Concurrently with the proceedings before the MDL Court, New GM has taken steps in the Bankruptcy Court to enjoin claims in the Recall-Related Actions that concern vehicles designed, manufactured or sold prior to the Closing Date, except for Personal Injury Actions related to accidents that occurred after the Closing Date (or collectively, the Subject Recall-Related Actions). In that respect, beginning on April 21, 2014, New GM filed a series of motions with the Bankruptcy Court seeking to enjoin the Subject Recall-Related Actions and to enforce the Sale Order and Injunction entered on July 5, 2009, or the Sale Order (under which all product liability and property damage claims arising from accidents or incidents prior to the Closing Date were to remain with Old GM as general unsecured claims), or the Motions to Enforce.

Beginning on May 16, 2014, the Bankruptcy Court entered a series of scheduling orders which identified a number of “threshold issues” to be resolved by the Bankruptcy Court, including (i) whether plaintiffs’ procedural due process rights were violated in connection with the 363 Transaction, (ii) if such due process rights were violated, what is the appropriate remedy, (iii) whether any or all of the claims asserted in the Subject Recall-Related Actions are claims against Old GM and/or the GUC Trust, and (iv) whether any such claims against Old GM and/or the GUC Trust should be dismissed as equitably moot. The GUC Trust appeared as a party in interest with respect to New GM’s Motions to Enforce and filed briefs in opposition thereto, asserting that none of the claims of the plaintiffs in the Subject Recall-Related Actions may be properly asserted against Old GM or the GUC Trust.

On April 15, 2015, the Bankruptcy Court rendered a decision on the threshold issues and indicated that its holdings would be memorialized in a judgment to be entered by such court. As ordered by the Bankruptcy Court, the parties to the Motion to Enforce litigation met and conferred and ultimately submitted competing proposed forms of judgment on May 12, 2015.

Following the meet-and-confer process, the GUC Trust understands the Bankruptcy Court’s April 15 decision to have provided at least the following:

(i) The plaintiffs in the Ignition Switch Economic Loss Actions suffered a due process violation with respect to the Sale Order, whereas the plaintiffs in the Ignition Switch Personal Injury Actions did not suffer a due process violation with respect to the Sale Order;

(ii) As a result of the due process violation, the provisions of the Sale Order which purport to shield New GM from any liability associated with its independent post-Sale conduct can be modified, and the plaintiffs in the Ignition Switch Economic Loss Actions may proceed against New GM with respect to its independent post-Sale conduct;

(iii) Any claims asserted in the Ignition Switch Economic Loss Actions and the Ignition Switch Personal Injury Actions that relate to the conduct of Old GM are enjoined from being pursued against New GM on successor liability grounds;

(iv) While the plaintiffs in the Ignition Switch Economic Loss Actions and the Ignition Switch Personal Injury Actions may seek authorization to file late claims in the bankruptcy cases of Old GM, any such claims as against the GUC Trust are “equitably moot” (that is, fashioning relief for the plaintiffs against the GUC Trust would be “impractical, imprudent and therefore inequitable”), and thus the assets of the GUC Trust cannot be used to satisfy such claims; and

(v) The resolution of New GM’s Motion to Enforce the Other Economic Loss Actions is deferred.

Certain parties have also asserted that the decision defers judgment on New GM’s Motion to Enforce those Personal Injury Actions that concern vehicles subject to recalls other than the Ignition Switch Recall, or the Non-Ignition Switch Personal Injury Actions.

The Bankruptcy Court has not yet entered its judgment. The judgment, when and as issued by the Bankruptcy Court, could address part or all of the issues deferred or potentially deferred, and could otherwise modify or qualify the decision described above.

Further, the Bankruptcy Court’s decision may be appealed by any of the parties in interest, and New GM disclosed in its quarterly report on Form 10-Q filed April 23, 2015 that the plaintiffs intend to appeal the decision. If the Bankruptcy Court’s decision is not overturned on appeal (or the equitable mootness holding is not appealed), the claims of the plaintiffs in the Ignition Switch Economic Loss Actions and the Ignition Switch Personal Injury Actions have been determined to be equitably moot and, as a result, such claims (even if allowed by the Bankruptcy Court) may not dilute the recoveries of holders of Units in the GUC Trust. However, in the event that the decision is overturned with respect to the equitable mootness holding, it is possible that those plaintiffs could seek to assert claims against the GUC Trust, which claims (if allowed) could dilute the recoveries of holders of Units in the GUC Trust. Moreover, as discussed above, the Bankruptcy Court’s April 15 decision defers judgment on New GM’s Motion to Enforce the Other Economic Loss Actions (and potentially New GM’s Motion to Enforce the Non-Ignition Switch Personal Injury Actions), and thus, the impact of the decision on claims asserted in those actions is uncertain.

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

Accordingly, no assurance may be given that personal injury, property damage and other claims relating to New GM’s recalls involving General Motors vehicles manufactured or sold prior to the Closing Date and/or settlements previously reached with certain plaintiffs who asserted personal injury, property damage or other claims due to incidents or accidents that occurred prior to the Closing Date, will not adversely affect the GUC Trust, its assets or the Plan. See also Item 3, “Legal Proceedings—Other Matters”.

The GUC Trust may be required to sell New GM Securities to fund Residual Wind-Down Claims and Residual Wind-Down Costs if the Residual Wind-Down Assets are insufficient, which would reduce the numbers of New GM Securities available for distribution to GUC Trust Unit beneficiaries.

In the event that the Residual Wind-Down Assets are insufficient to satisfy the Residual Wind-Down Claims and/or the Residual Wind-Down Costs (and there is no remaining Other Administrative Cash designated to satisfy such claims or expenses), then under the GUC Trust Agreement, the GUC Trust Administrator is authorized, with the approval of the GUC Trust Monitor, to reserve, and, with the approval of the Bankruptcy Court, to sell New GM Securities to cover any shortfall. The cash raised by any such sales will be added to the Other Administrative Cash designated for the satisfaction of Residual Wind-Down Claims and/or Residual Wind-Down Costs. If any such sales occur, lesser numbers of New GM Securities will be available for distribution to the GUC Trust Unit beneficiaries. After the GUC Trust has concluded its affairs, any funds remaining that were obtained from New GM Securities sold (including the related Dividend Cash) to fund the resolution of Residual Wind-Down Claims or Residual Wind-Down Costs will be distributed to the beneficiaries of the GUC Trust Units.

The GUC Trust Units constitute contingent rights to receive the Excess GUC Trust Distributable Assets, including New GM Securities, the value of which will depend on the business, assets, operations and prospects of New GM, regarding which the GUC Trust, the GUC Trust Administrator and the GUC Trust Monitor have no independent knowledge or control.

By holding beneficial interests in GUC Trust Units, each GUC Trust Unit beneficiary has a contingent right to receive Excess GUC Trust Distributable Assets, which may include New GM Securities. The value of the New GM Securities depends on the business, assets, operations and prospects of New GM, and the GUC Trust, the GUC Trust Administrator and the GUC Trust Monitor have no independent knowledge or control over such matters. Fluctuations in the stock market, adverse developments regarding New GM’s business, assets, operations or prospects and general economic and market conditions may adversely affect the value of the New GM Securities, and the value of the distributions that you receive as a beneficiary of the GUC Trust may thus decline. You should consider the “Risk Factors” section and other information in New GM’s Annual Report on Form 10-K for the year ended December 31, 2014 and in New GM’s subsequently filed Quarterly Reports on Form 10-Q.

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

In addition to providing services to the GUC Trust, certain agents of the GUC Trust also provide services to other trusts that have been established to administer claims against the Debtors, the beneficiaries of which may have differing interests from the beneficiaries of the GUC Trust. For example, as approved by the Bankruptcy Court at the time it confirmed the Plan, in addition to serving as the GUC Trust Administrator, Wilmington Trust Company also serves as the Avoidance Action Trust Administrator. Similarly, in addition to serving as the GUC Trust Monitor, FTI Consulting, Inc. currently serves as monitor for the Avoidance Action Trust.

The GUC Trust also relies significantly upon certain advisory services provided by AlixPartners, LLP and Weil, Gotshal & Manges LLP, which provide similar advisory services to the Motors Liquidation Company DIP Lenders Trust, another trust established to administer recoveries from certain assets formerly owned by MLC for the benefit of the DIP Lenders.

Circumstances could arise where potential conflicts of interest could exist. If the GUC Trust believes any such circumstances have arisen, the GUC Trust will make reasonable efforts to cause its agents to mitigate such conflicts of interest, including by disclosure of the conflict of interest to relevant parties.

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

Term Loan Avoidance Action.

On July 31, 2009, the Committee, on behalf of the Debtors, commenced the Term Loan Avoidance Action (Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al., Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009)). Among other things, the Term Loan Avoidance Action seeks the return of approximately $1.5 billion that had been transferred to a consortium of prepetition lenders pursuant to the terms of the order approving the DIP Credit Agreement.

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

On March 1, 2013, the Bankruptcy Court rendered a Decision on Cross-Motions for Summary Judgment (Docket No. 71) and entered an Order on Cross-Motions for Summary Judgment (Docket No. 72), or the Order, and Judgment (Docket No. 73) or the Judgment, denying the Committee Summary Judgment Motion and granting the JPMorgan Summary Judgment Motion. In connection therewith, on March 1, 2013, the Bankruptcy Court entered an Order, Pursuant to 28 U.S.C. § 158(d), and Fed.R.Bankr.P. 8001(f)(4), Certifying Judgment for Direct Appeal to Second Circuit (Docket No. 74) certifying the Judgment and the Order for direct appeal to the United States Court of Appeals for the Second Circuit. On March 7, 2013, the plaintiff in the Term Loan Avoidance Action filed a notice of appeal pursuant to Fed.R.Bankr.P. 8001. On April 5, 2013, the Avoidance Action Trust filed a petition for permission to appeal directly to the Second Circuit, or the Petition. The Petition was subsequently granted and the appeal was docketed as case number 13-2187-bk before the Second Circuit. Following briefing, the Second Circuit heard oral arguments from the parties on March 25, 2014.

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

On January 21, 2015, the Second Circuit, after taking into account the Delaware Court’s answer to the Certified Question, reversed the Bankruptcy Court’s grant of summary judgment for the Administrative Agent, holding that the Administrative Agent had authorized the filing of the UCC-3 and thereby extinguished the perfected security interest in the relevant collateral. The Administrative Agent subsequently filed a petition for rehearing en banc, which petition was denied by the Second Circuit. On April 20, 2015, the Second Circuit issued a mandate instructing the Bankruptcy Court to enter partial summary judgment for the Committee. The Term Loan Avoidance Action remains pending before the Bankruptcy Court.

While the successful prosecution of, and recovery under, the Term Loan Avoidance Action would result in the incurrence of additional Term Loan Avoidance Action Claims on the GUC Trust, it is not known whether holders of Allowed General Unsecured Claims would benefit from any cash recovered under the Term Loan Avoidance Action. Moreover, beneficial interests in the Avoidance Action Trust (if any) remain with holders of Allowed General Unsecured Claims, rather than beneficiaries of GUC Trust Units. As such, a holder of a GUC Trust Unit that does not hold a corresponding Allowed General Unsecured Claim could potentially have its recovery diluted through the incurrence of Term Loan Avoidance Action Claims by the GUC Trust, without receiving the benefit of any cash recovered pursuant to the Term Loan Avoidance Action.

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

In its quarterly report on Form 10-Q filed April 23, 2015, New GM also disclosed that, as of April 20, 2015, 108 putative class actions have been filed against New GM in various federal and state courts seeking compensatory and other damages for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these 108 cases concern the Ignition Switch Recall, or the Ignition Switch Economic Loss Actions, certain other cases concern recalls other than the Ignition Switch Recall, or the Other Economic Loss Actions, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that, as of April 20, 2015, 144 putative class actions have been filed against New GM in various federal and state courts seeking compensatory and other damages for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM, or the Personal Injury Actions. Certain of these 144 cases are Ignition Switch Personal Injury Actions.

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

Concurrently with the proceedings before the MDL Court, New GM has taken steps in the Bankruptcy Court to enjoin the Subject Recall-Related Actions. In that respect, beginning on April 21, 2014, New GM filed a series of motions with the Bankruptcy Court seeking to enjoin the Subject Recall-Related Actions and to enforce the Sale Order and Injunction entered on July 5, 2009, or the Sale Order (under which all product liability and property damage claims arising from accidents or incidents prior to the Closing Date were to remain with Old GM as general unsecured claims), or the Motions to Enforce.

Beginning on May 16, 2014, the Bankruptcy Court entered a series of scheduling orders which identified a number of “threshold issues” to be resolved by the Bankruptcy Court, including (i) whether plaintiffs’ procedural due process rights were violated in connection with the 363 Transaction, (ii) if such due process rights were violated, what is the appropriate remedy, (iii) whether any or all of the claims asserted in the Subject Recall-Related Actions are claims against Old GM and/or the GUC Trust, and (iv) whether any such claims against Old GM and/or the GUC Trust should be dismissed as equitably moot. The GUC Trust appeared as a party in interest with respect to New GM’s Motions to Enforce and filed briefs in opposition thereto, asserting that none of the claims of the plaintiffs in the Subject Recall-Related Actions may be properly asserted against Old GM or the GUC Trust.

On April 15, 2015, the Bankruptcy Court rendered a decision on the threshold issues and indicated that its holdings would be memorialized in a judgment to be entered by such court. As ordered by the Bankruptcy Court, the parties met and conferred and ultimately submitted competing proposed forms of judgment on May 12, 2015. Following the meet-and-confer process, the GUC Trust understands the Bankruptcy Court’s April 15 decision to have provided at least the following:

(i) The plaintiffs in the Ignition Switch Economic Loss Actions suffered a due process violation with respect to the Sale Order, whereas the plaintiffs in the Ignition Switch Personal Injury Actions did not suffer a due process violation with respect to the Sale Order;

(ii) As a result of the due process violation, the provisions of the Sale Order which purport to shield New GM from any liability associated with its independent post-Sale actions can be modified, and the plaintiffs in the Ignition Switch Economic Loss Actions may proceed against New GM with respect to its independent post-Sale actions;

(iii) Any claims asserted in the Ignition Switch Economic Loss Actions and the Ignition Switch Personal Injury Actions that relate to actions of Old GM are enjoined from being pursued against New GM on successor liability grounds;

(iv) While the plaintiffs in the Ignition Switch Economic Loss Actions and the Ignition Switch Personal Injury Actions may seek authorization to file late claims in the bankruptcy cases of Old GM, any such claims as against the GUC Trust are “equitably moot” (that is, fashioning relief for the plaintiffs against the GUC Trust would be “impractical, imprudent and therefore inequitable”), and thus the assets of the GUC Trust cannot be used to satisfy such claims; and

(v) The resolution of New GM’s Motion to Enforce the Other Economic Loss Actions is deferred.

Certain parties have also asserted that the decision defers judgment on New GM’s Motion to Enforce those Personal Injury Actions that concern vehicles subject to recalls other than the Ignition Switch Recall, or the Non-Ignition Switch Personal Injury Actions.

The Bankruptcy Court has not yet entered its judgment. The judgment, when and as issued by the Bankruptcy Court, could address part or all of the issues deferred or potentially deferred, and could otherwise modify or qualify the decision described above.

Further, the Bankruptcy Court’s decision may be appealed by New GM or the plaintiffs, and New GM disclosed in its quarterly report on Form 10-Q filed April 23, 2015 that the plaintiffs intend to appeal the decision. If the Bankruptcy Court’s decision is not overturned on appeal (or the equitable mootness holding is not appealed), the claims of the plaintiffs in the Ignition Switch Economic Loss Actions and the Ignition Switch Personal Injury Actions have been determined to be equitably moot and, as a result, such claims (even if allowed by the Bankruptcy Court) should not dilute the recoveries of holders of Units in the GUC Trust. However, in the event that the decision is overturned with respect to the equitable mootness holding, it is possible that those plaintiffs could seek to assert claims against the GUC Trust, which claims (if allowed) could dilute the recoveries of holders of Units in the GUC Trust. Moreover, as discussed above, the Bankruptcy Court’s April 15 decision defers judgment on New GM’s Motion to Enforce the Other Economic Loss Actions (and potentially New GM’s Motion to Enforce the Non-Ignition Switch Personal Injury Actions), and thus, the impact of the decision on claims asserted in those actions is uncertain.

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

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its fiscal year ended March 31, 2015. It is intended to be read in conjunction with the financial statements of the GUC Trust included in Item 8 below, which we refer to as the financial statements.

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

The New GM Common Stock and New GM Warrants are listed on the New York Stock Exchange. As of March 31, 2015, the closing trading price of shares of New GM Common Stock was $37.50 (as compared to $34.42 as of March 31, 2014; the closing trading price of New GM Series A Warrants was $27.75 (as compared to $24.84 as of March 31, 2014); and the closing trading price of New GM Series B Warrants was $19.65 (as compared to $17.41 as of March 31, 2014), in each case as reported by Bloomberg Finance L.P. The GUC Trust Units are not listed on any securities exchange.

The following table shows the intraday high and low trading prices of the New GM Common Stock for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended June 30, 2014	$37.18	$31.70
Ended September 30, 2014	$38.15	$31.67
Ended December 31, 2014	$35.45	$28.82
Ended March 31, 2015	$38.995	$32.36

The following table shows the intraday high and low trading prices of the New GM Series A Warrants for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended June 30, 2014	$27.33	$22.33
Ended September 30, 2014	$28.48	$22.09
Ended December 31, 2014	$25.53	$19.56
Ended March 31, 2015	$29.23	$22.83

The following table shows the intraday high and low trading prices of the New GM Series B Warrants for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended June 30, 2014	$19.25	$14.80
Ended September 30, 2014	$20.19	$14.25
Ended December 31, 2014	$17.50	$12.07
Ended March 31, 2015	$21.03	$15.17

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

The valuation of assets at net realizable value, reserves for Residual Wind-Down Claims, reserves for expected liquidation costs and the accrual for dividends expected to be received on the GUC Trust’s holdings of the New GM Common Stock represent estimates, based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change.

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

Beginning in the quarter ended June 30, 2014, estimated dividends expected to be received on holdings of New GM Common Stock are accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation exists. As of March 31, 2015, dividends of approximately $26.5 million have been accrued relating to (a) dividends of $0.36 per share declared by New GM in April 2015 payable to common stockholders of record as of June 10, 2015 aggregating $4.1 million, and (b) estimated dividends aggregating $22.4 million expected to be declared by New GM in the future, based on New GM’s recent dividend history and other factors, and received by the GUC Trust over its estimated remaining liquidation period (through February 2017). Such accrued dividends have been estimated using the current dividend rate of $0.36 per share and the GUC Trust’s estimated holdings of New GM Common Stock over the remaining liquidation period (through February 2017). It is reasonably possible that the GUC Trust’s estimates regarding future dividends could change in the near term. Prior to the quarter ended June 30, 2014, dividends were recorded as received (or accrued as of the record date for any declared but unpaid dividend).

Dividends received on New GM Common Stock are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If shares of New GM Common Stock are distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units, then the dividends relating to those shares will also be distributed to such holders. If, however, shares of New GM Common Stock are sold by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to those shares will be applied to such costs and liabilities of the GUC Trust and (just like the cash proceeds from the sale of the shares of New GM Common Stock) will be maintained in Other Administrative Cash. Because such dividends are applied to the same purpose as the New GM Common Stock, references to New GM Common Stock and New GM Securities that have been set aside from distribution, reserved or sold should be understood to include the dividends (if any) relating to such New GM Common Stock, unless expressly indicated otherwise. The amount of cash and cash equivalents held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock held by the GUC Trust is referred to as Dividend Cash.

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

Reserves for Expected Costs of Liquidation

Under the liquidation basis of accounting, the GUC Trust is required to estimate and accrue the costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs, described as Wind-Down Costs and Reporting Costs in Note 2 (“Plan of Liquidation”) to the financial statements, consist principally of professional fees, costs of governance, and other administrative expenses. These amounts may vary significantly due to, among other things, the time and effort required to complete all distributions under the Plan. The GUC Trust has recorded reserves for expected costs of liquidation that represent estimated costs to be incurred over the remaining liquidation period of the GUC Trust for which there is a reasonable basis for estimation. The amount of liquidation costs that will ultimately be incurred depends both on the period of time and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of March 31, 2015, such remaining liquidation period extends through February 2017 and has been estimated predominantly on a probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust. It is possible that future developments in the Term Loan Avoidance Action could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond February 2017. As described in Item 3, Legal Proceedings, the GUC Trust is participating, as an interested party, in litigation involving certain General Motors vehicle recalls. While the impact of such litigation on the remaining liquidation period of the GUC Trust is not subject to reasonable estimation at this time, it is possible that such litigation could extend the remaining liquidation period of the GUC Trust beyond February 2017. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period could change in the near term.

As the GUC Trust incurs such costs, the reserves are released to offset the costs incurred and a liability to the service provider is recognized as an accounts payable or accrued expense until paid. In addition, because the GUC Trust only records reserves for expected costs for which there is a reasonable basis for estimation under applicable U.S. GAAP, additional costs may be identified from time to time for which additional reserves must be recorded. As such costs are identified, the GUC Trust records an increase to its reserves and charges such increase as an addition to such reserves in the Statement of Changes in Net Assets in Liquidation.

The process of recording reserves for expected costs of liquidation as a matter of financial reporting is separate and distinct from the process by which New GM Securities are set aside from distribution for the purposes of funding projected costs of liquidation. Such projected costs are generally estimated on a more conservative (i.e., more inclusive) basis and include contingencies that are not permitted to be accrued in reserves for expected costs of liquidation under applicable U.S. GAAP. For a more complete description of the process of setting aside New GM Securities to fund projected costs and potential liabilities of the GUC Trust, see “The GUC Trust Assets” in Item 1 (“Business”) above and “Net Assets in Liquidation” under the heading “New GM Securities Set Aside from Distribution” below.

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

The GUC Trust generates gross income in the form of interest and dividend income (including dividends received on its holdings of New GM Common Stock) and recognizes gains and/or losses upon its disposition of shares of New GM Common Stock and New GM Warrants, which are reduced by administrative expenses and accumulated net operating and capital losses, to compute modified gross income. As the GUC Trust is taxable for Federal income tax purposes, a current income tax liability or asset, if any, is recognized for estimated taxes payable or receivable for the year. Deferred tax liabilities and assets are recognized for the estimated future tax effects of temporary differences between financial reporting and tax accounting. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary.

The GUC Trust is not subject to state income taxes under current law. Accordingly, no current or deferred state income tax liabilities and assets are recorded.

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust professionals. The GUC Trust’s tax liability with respect to its federal income tax returns for the year ended March 31, 2014, and all prior years, are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, remaining capital loss carryovers that were generated in those years, combined with capital losses generated in the year ended March 31, 2015 from the new tax position, which aggregate $187.1 million, along with net operating loss carryovers generated through March 31, 2015 aggregating $86.2 million, could be subject to examination by the Internal Revenue Service in subsequent years when those losses are utilized. As of March 31, 2015, there are no known items which would result in a significant accrual for uncertain tax positions.

The process of recognizing deferred tax assets and liabilities and any current income taxes payable as a matter of financial reporting is separate and distinct from the process by which New GM Securities are set aside from distribution for the purposes of funding potential income tax liabilities. Such potential income tax liabilities are generally estimated on a more conservative (i.e., more inclusive) basis and include amounts of potential income tax liabilities beyond the amounts that are permitted to be recorded under applicable accounting standards. For a more complete description of the process of setting aside New GM Securities to fund projected costs and potential income tax liabilities of the GUC Trust, see “The GUC Trust Assets” in Item 1 (“Business”) above and “Net Assets in Liquidation” under the heading “New GM Securities Set Aside from Distribution” below.

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

Use of Estimates

The preparation of financial statements on a liquidation basis in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements and related footnotes. Significant estimates include the anticipated amounts and timing of future cash flows for expected dividends to be received on holdings of New GM Common Stock and expected liquidation costs. Actual results could differ from those estimates.

New Accounting Standard

During the quarter ended June 30, 2014, the GUC Trust adopted Accounting Standards Update No. 2013-07, “Liquidation Basis of Accounting.” The effect of adoption of such standard was not material to the GUC Trust’s financial statements for such quarter. Such standard requires that income or cash expected to be received over the liquidation period be estimated and accrued to the extent that a reasonable basis for estimation exists. As of March 31, 2015, the GUC Trust has accrued dividends of approximately $26.5 million relating to (a) dividends of $0.36 per share declared by New GM in April 2015 payable to common stockholders of record as of June 10, 2015 aggregating $4.1 million, and (b) estimated dividends aggregating $22.4 million expected to be declared by New GM, based on New GM’s recent dividend history and other factors, and received by the GUC Trust over its estimated remaining liquidation period (through February 2017). Such accrued dividends have been estimated using the current dividend rate of $0.36 per share and the GUC Trust’s estimated holdings of New GM Common Stock over the remaining liquidation period (through February 2017). In addition, as of March 31, 2015, the GUC Trust has accrued approximately $0.7 million of investment income expected to be earned on cash equivalents and marketable securities over the estimated remaining liquidation period of the GUC Trust.

Statement of Changes in Net Assets in Liquidation

During the year ended March 31, 2015, net assets in liquidation decreased by approximately $119.8 million, from approximately $1,064.5 million to approximately $944.7 million, principally as a result of the impact of approximately $209.9 million of liquidating distributions of New GM Securities, partially offset by an increase in the fair value of holdings of New GM Securities since March 31, 2014 of approximately $56.2 million and dividend and interest income of $43.3 million. As noted above in “Recent Trading Prices of New GM Securities,” the closing trading price of New GM Common Stock, as well as the New GM Series A and New GM Series B Warrants, increased between March 31, 2014 and March 31, 2015.

The distributions during the year ended March 31, 2015, consisted of (1) distributions to holders of GUC Trust Units and (2) distributions to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements. The distributions to holders of GUC Trust Units during the year ended March 31, 2015 resulted primarily from the release of distributable assets of the GUC Trust that were previously set aside in respect of potential Taxes on Distribution.

The dividend and interest income for the year ended March 31, 2015 of $43.3 million consists almost entirely of dividends received on holdings of New GM Common Stock and an accrual of dividends aggregating $26.5 million. Beginning in the quarter ended June 30, 2014, estimated dividends expected to be received on holdings of New GM Common Stock are accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation exists. As of March 31, 2015, dividends of approximately $26.5 million have been accrued relating to (a) dividends of $0.36 per share declared by New GM in April 2015 payable to common stockholders of record as of June 10, 2015 aggregating $4.1 million, and (b) estimated dividends aggregating $22.4 million expected to be declared by New GM, based on New GM’s recent dividend history and other factors, and received by the GUC Trust over its estimated remaining liquidation period. As described in “The GUC Trust Assets” in Item 1 (“Business”) above, such dividends on New GM Common Stock will be distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units in respect of the shares of New GM Common Stock that they receive, unless such dividends are in respect of shares of New GM Common Stock that are sold by the GUC Trust in accordance with the GUC Trust Agreement to fund the GUC Trust’s costs of liquidation, tax liabilities or shortfalls in the Residual Wind-Down Assets. In such case, such dividends in respect of New GM Common Stock that are sold will be maintained in Other Administrative Cash.

Net assets in liquidation during the year ended March 31, 2015 were decreased as a result of increases in reserves for expected costs of liquidation of $9.4 million. As described below in more detail in “Liquidation and Administrative Costs,” such increases in the reserves for expected costs of liquidation resulted primarily from increases in both expected Wind-Down Costs and Reporting Costs under generally accepted accounting principles applicable to the GUC Trust. (The process of recognizing reserves as a matter of financial reporting is separate and distinct from the process by which New GM Securities are set aside from distribution for the purposes of funding projected administrative costs and potential income tax liabilities. See “Net Assets in Liquidation—New GM Securities Set Aside from Distribution” below.)

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

The GUC Trust’s reserves for liquidation and administrative costs (recorded in conformity with U.S. GAAP) are allocable into the following categories:

•	reserve for expected Wind-Down Costs, corresponding to expenditures to be made out of the Administrative Fund and, following the depletion of the Administrative Fund, Other Administrative Cash (see “The GUC Trust Assets” in Item 1 (“Business”) above;

•	reserve for expected Reporting Costs, corresponding to expenditures to be made out of Other Administrative Cash (see “The GUC Trust Assets” in Item 1 (“Business”) above);

•	reserve for Indenture Trustee / Fiscal and Paying Agent Costs, corresponding to expenditures to be made out of the cash received by the GUC Trust from MLC on the Dissolution Date (see “The GUC Trust Assets” in Item 1 (“Business”) above);

•	reserve for Avoidance Action Defense Costs, corresponding to expenditures to be made out of Residual Wind-Down Assets and, following the depletion of such assets, Other Administrative Cash (see “The GUC Trust Assets” and “Term Loan Avoidance Action” in Item 1 (“Business”) above); and

•	reserve for Residual Wind-Down Costs, corresponding (in addition to expenditures to satisfy and resolve Residual Wind-Down Claims) to expenditures to be made out of Residual Wind-Down Assets and, following the depletion of the Residual Wind-Down Assets, Other Administrative Cash (see “The GUC Trust Assets” in Item 1 (“Business”) above).

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

As of March 31, 2015, the GUC Trust had approximately $31.3 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $36.5 million in reserves as of March 31, 2014. The following table summarizes in greater detail the changes in such reserves during the year ended March 31, 2015:

(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee / Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2014	$22,529	$12,235	$464	$—	$1,258	$36,486
Plus additions to reserves	8,962	413	—	—	—	9,375
Less liquidation costs incurred:
Trust Professionals	(6,834)	(1,870)	—	—	(35)	(8,739)
Trust Governance	(3,537)	(1,801)	(100)	—	—	(5,438)
Other Administrative Expenses	(31)	(375)	—	—	—	(406)

Balance, March 31, 2015	$21,089	$8,602	$364	$—	$1,223	$31,278

Reserves were increased approximately $9.4 million during the year ended March 31, 2015, in order to reflect a $9.0 million increase in expected Wind-Down Costs and a $0.4 million increase in expected Reporting Costs. The increase in expected Wind-Down Costs during the year ended March 31, 2015, is primarily associated with increased expected legal costs resulting from the GUC Trust’s participation as an interested party in legal proceedings related to New GM vehicle recalls, as well as an increase in expected costs associated with an increase in the expected remaining life of the GUC Trust. The increase in expected Reporting Costs during the year ended March 31, 2015, is primarily associated with an increase in expected costs associated with an increase in the expected remaining life of the GUC Trust. In comparison, reserves were reduced approximately $7.9 million during the year ended March 31, 2014, in order to reflect a $3.8 million decrease in expected Wind-Down Costs and a $4.1 million decrease in expected Reporting Costs. The decrease in expected Wind-Down Costs during the year ended March 31, 2014, is primarily associated with the Nova Scotia Settlement resulting in reduced expected litigation costs, as well as a reduction in revised estimates of ongoing costs necessary to conduct the wind-down activities of the GUC Trust. The decrease in expected Reporting Costs during the year ended March 31, 2014, is primarily associated with a reduction in revised estimates of ongoing costs of services provided by GUC Trust professionals, as well as increased visibility into expected Reporting Costs primarily as a result of completing the first full year of SEC reporting requirements for the year ended March 31, 2013.

Total reserves were reduced by the amount of liquidation and administrative costs incurred during the year ended March 31, 2015. Trust professional costs incurred during the year ended March 31, 2015 were approximately $8.7 million, as compared to $11.0 million for the year ended March 31, 2014. The decrease of $2.3 million from year to year was due to a $0.9 million decrease in Wind-Down Costs, a $0.1 million decrease in Reporting Costs, a $0.9 million decrease in Avoidance Action Defense Costs, and a $0.4 million decrease in Residual Wind-Down Costs. Trust governance costs incurred during the year ended March 31, 2015, were approximately $5.4 million, as compared to $5.7 million for the year ended March 31, 2014. The decrease of $0.3 million from year to year was due to decreased fees and reimbursable expenses for the GUC Trust Administrator and GUC Trust Monitor. Other administrative costs during each of the years ended March 31, 2015 and 2014 were approximately $0.4 million. Such costs represented miscellaneous fees and costs of the GUC Trust. For additional information regarding the components of each category of costs, see “The GUC Trust Assets” in Item 1 (“Business”) above.

The foregoing reserves represent future costs of the GUC Trust for which there was a reasonable basis for estimation as of March 31, 2015 and, therefore, are recorded under the liquidation basis of accounting in accordance with U.S. GAAP. It is reasonably possible, however, that additional costs will be incurred, for which there was not a reasonable basis for estimation as of March 31, 2015. In particular, as of March 31, 2015, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through February 2017, which date is predominantly the result of the estimate of the period of time required for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust, and assumes an extension of the current scheduled dissolution date of the GUC Trust. This end date of the remaining liquidation period has been estimated predominantly on a probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis in the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. It is possible that future developments in the Term Loan Avoidance Action could extend the current estimate of the remaining period of time required for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond February 2017.

As described in Item 3, “Legal Proceedings,” the GUC Trust is participating, as an interested party, in litigation involving certain General Motors vehicle recalls. While the impact of such litigation on the remaining liquidation period of the GUC Trust is not subject to reasonable estimation at this time, it is possible that such litigation could extend the remaining liquidation period of the GUC Trust beyond February 2017.

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

Net Assets in Liquidation

Disputed Claims

During the year ended March 31, 2015, the GUC Trust Administrator resolved Disputed General Unsecured Claims with an aggregate maximum asserted dollar amount of approximately $9.5 million, which were disallowed.

The following table provides additional detail regarding claims resolution status for the year ended March 31, 2015:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claims Amount (2)
Total, March 31, 2014	$31,853,630	$79,500	$1,500,000	$1,579,500	$33,433,130
New Allowed General Unsecured Claims	—	—	—	—	—
Disputed General Unsecured Claims resolved or disallowed	—	(9,500)	—	(9,500)	(9,500)

Total, March 31, 2015	$31,853,630	$70,000	$1,500,000	$1,570,000	$33,423,630

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

Distributable Assets

The table below summarizes the activity in the New GM Securities and Dividend Cash that comprise the GUC Trust’s distributable assets, including the amounts of New GM Securities distributed through or distributable as of March 31, 2015, as well as the numbers of New GM Securities and amount of Dividend Cash available for distribution to holders of GUC Trust Units as of March 31, 2015:

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Dividend Cash
Distributable Assets as of Effective Date (March 31, 2011)	150,000,000	136,363,635	136,363,635	$—
Dividends Received on New GM Common Stock	—	—	—	20,640,365
Prior Distributions (1)	(137,296,076)	(124,814,848)	(124,814,848)	(3,360,825)
Prior Sales to Fund GUC Trust Costs and Avoidance Action Trust Funding Obligation	(1,313,223)	(1,193,816)	(1,193,816)	(169,888)

Holdings of New GM Securities as of March 31, 2015 (2)	11,390,701	10,354,971	10,354,971	17,109,652
Less: Distributions Payable at March 31, 2015 (1), (3)	(93,114)	(84,570)	(84,570)	(163,272)
Add: Distributions Payable to Holders of GUC Trust Units as of March 31, 2015	58,528	53,225	53,225	87,792
Less: Amounts Set Aside from Distribution to Fund Projected GUC Trust Costs	(597,078)	(542,773)	(542,773)	(895,617)
Less: Amounts Set Aside from Distribution to Fund Projected Dividend Taxes	(240,555)	(218,688)	(218,688)	(360,832)
Less: Amounts Set Aside from Distribution to Fund Potential Taxes on Distribution	(3,688,157)	(3,352,870)	(3,352,870)	(5,532,235)

Distributable Assets as of March 31, 2015 (4)	6,830,325	6,209,295	6,209,295	$10,245,488

(1)	The numbers of New GM Securities shown as distributed or distributable include sales for (a) cash distributions to governmental entities to the extent such governmental entities have requested such sales and demonstrated to the satisfaction of the GUC Trust Administrator that such governmental entities are precluded by applicable law from receiving distributions of New GM Securities and (b) fractional amounts of New GM Securities, in lieu of which the GUC Trust is required pursuant to the GUC Trust Agreement to distribute cash, subject to certain minimum thresholds.
(2)	Holdings of New GM Securities reflect the numbers of New GM Securities used to determine Holdings of New GM Securities in the Statement of Net Assets in Liquidation. See Note 6, “Holdings of New GM Securities” to the financial statements.
(3)	Distributions Payable are in respect of Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled and excess distributions payable to holders of GUC Trust units.
(4)	Distributable Assets reflects the numbers of New GM Securities and Dividend Cash shown as “GUC Trust Distributable Assets” on the report included as Exhibit 99.1 to the Form 8-K filed by the GUC Trust with the SEC on April 22, 2015. Such New GM Securities and associated Dividend Cash have been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims as of March 31, 2015. To the extent such claims are resolved in favor of the GUC Trust, those amounts of New GM Securities and associated Dividend Cash set aside may become available for distribution to holders of GUC Trust Units in future periods. The numbers of New GM Securities set out above as “Distributable Assets” do not, however, directly relate to Net Assets in Liquidation or any other number appearing in our financial statements prepared in accordance with U.S. GAAP.

As described above under the heading “Disputed Claims,” as of March 31, 2015, there were approximately $31.9 billion in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed, or was obligated to distribute as of March 31, 2015, in the aggregate, 137,389,190 shares of New GM Common Stock, 124,899,418 New GM Series A Warrants and 124,899,418 New GM Series B Warrants. These amounts include 58,528 shares of New GM Common Stock, 53,225 New GM Series A Warrants and 53,225 New GM Series B Warrants that were distributable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets as of March 31, 2015.

During the year ended March 31, 2015, New GM Securities aggregating $11.4 million were sold to fund liquidation and administrative costs of the GUC Trust.

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

As of March 31, 2015, the distributable assets of the GUC Trust included 6,830,325 shares of New GM Common Stock, 6,209,295 New GM Series A Warrants and 6,209,295 New GM Series B Warrants, with an aggregate fair value of approximately $550.5 million, as well as Dividend Cash of $10.2 million, after deducting the numbers of New GM Securities and Dividend Cash (i) set aside from distribution to fund additional projected liquidation and administrative costs and potential income tax liabilities of the GUC Trust (as described below under the headings “—‘Set Aside’ Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes” and “—‘Set Aside’ Calculations Relating to Potential Taxes on Distribution”) and (ii) set aside for distributions payable in respect of Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distributions to which they are entitled. Such New GM Securities and Dividend Cash have been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. To the extent such claims are resolved in favor of the GUC Trust, those amounts of New GM Securities and Dividend Cash set aside may become available for distribution to holders of GUC Trust Units in future periods.

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

For the quarter ended March 31, 2015, as a result of the standard quarterly reevaluations described above, the number of New GM Securities and Dividend Cash set aside from distribution to fund projected liquidation and administrative costs of the GUC Trust was reduced by 97,866 shares of New GM Common Stock, 88,964 New GM Series A Warrants and 88,964 New GM Series B Warrants, and the amount of Dividend Cash was increased by $133,851 from those previously set aside as of December 31, 2014. Such overall reductions in set aside New GM Securities were primarily related to the sale of New GM Common Stock in February 2015 to fund liquidation and administrative costs of the GUC Trust and a decrease in remaining projected Wind-Down Costs and Reporting and Transfer Costs, partially offset by an increase in the number of New GM Securities required to be set aside as a result of the imposition of the Future Dividend Tax Set Aside (as defined and described below). Such increase in set aside Dividend Cash was primarily related to the receipt in the quarter ended March 31, 2015 of dividends on New GM Common Stock held by the GUC Trust that is associated with New GM Common Stock that is set aside for funding projected liquidation and administrative costs of the GUC Trust, partially offset by a reduction in the numbers of such set aside New GM Securities during the quarter ended March 31, 2015. Accordingly, as of March 31, 2015, the GUC Trust had set aside from distribution, in the aggregate, 837,633 shares of New GM Common Stock, 761,461 New GM Series A Warrants, 761,461 New GM Series B Warrants and Dividend Cash of $1.3 million, with an aggregate fair value of $68.8 million, for the purposes of funding future projected liquidation and administrative costs of the GUC Trust, including Dividend Taxes of $19.7 million. Such amounts were sufficient to fully fund projected liquidation and administrative costs of the GUC Trust, as estimated by the GUC Trust Administrator at March 31, 2015.

With respect to projected Dividend Taxes, for the quarter ended December 31, 2014, and in all prior periods for which the GUC Trust held Dividend Cash, no additional set aside of New GM Securities was made for any potential future dividends. Such determination was based on uncertainty associated with a number of variables, including but not limited to (i) the likelihood of the payment of, and the timing of, any potential future dividends, (ii) the amount per share of any potential future dividends, and (iii) the numbers of shares of New GM Common Stock that will be held by the GUC Trust as of the record date of any potential future dividend. In the quarter ended March 31, 2015, the GUC Trust Administrator, in consultation with Trust Professionals, determined that the level of uncertainty associated with certain of the aforementioned variables had sufficiently decreased, and that it was necessary to increase the set aside for Wind-Down Costs in an amount sufficient, in the reasonable estimation of the GUC Trust Administrator, to cover estimated Dividend Taxes associated with anticipated potential future dividends estimated to be declared by New GM in the future and to be received by the GUC Trust on its holdings of New GM Common Stock through December 2016 (the “Future Dividend Tax Set Aside”). In that regard, for the quarter ended March 31, 2015, the GUC Trust included in the set aside for Wind-Down Costs 240,555 shares of New GM Common Stock, 218,688 warrants of each class of warrants and $360,833 in Dividend Cash for an aggregate fair value of $19.7 million, for Dividend Taxes relating to dividends received by the GUC Trust, dividends declared by New GM payable in June 2015 and potential future dividends that are estimated to be declared by New GM and received by the GUC Trust through December 2016. This increase to the set aside for Wind-Down Costs assumes that, through December 2016, (i) New GM continues to pay quarterly dividends at the current rate of $0.36 per share, (ii) the number of shares of New GM Common Stock held by the GUC Trust as at March 31, 2015 does not decrease, and (iii) the GUC Trust’s current applicable income tax rate does not change. The fair value of New GM Securities and Dividend Cash comprising such additional set aside would vary if, for example, no dividend is paid by New GM for one or more future quarters, the rate per share of any dividend that is actually paid by New GM in future periods increases or decreases, the applicable income tax rate changes, the number of shares of New GM Common Stock held by the GUC Trust declines over its remaining life, or if (as is likely) the market value of the New GM Securities increases or decreases. With respect to any potential liability for Dividend Taxes on any potential future dividends for the remainder of the estimated life of the GUC Trust beyond December 31, 2016 (as estimated for other set aside purposes), however, the GUC Trust determined not to increase the set aside for Wind-Down Costs at March 31, 2015 due to the uncertainty associated with a number of variables, including but not limited to (i) the likelihood of the payment of, and the timing of, any potential future dividends beyond December 31, 2016, (ii) the amount per share of any potential future dividends beyond December 31, 2016, and (iii) the numbers of shares of New GM Common Stock that will be held by the GUC Trust as of the record date of any potential future dividend beyond December 31, 2016. Assuming that, for the remainder of the estimated life of the GUC Trust (as estimated for other set aside purposes), New GM continues to pay quarterly dividends at the current rate per share and the number of shares of New GM Common Stock held by the GUC Trust as at March 31, 2015 does not decrease, and based upon the GUC Trust’s current applicable income tax rate and the market value of New GM Securities at March 31, 2015, there could be up to a further $21.6 million of New GM Securities and Dividend Cash required to be set aside to fund Dividend Taxes. The dollar value of New GM Securities and Dividend Assets comprising such additional set aside would vary if, for example, no dividend is paid by New GM for one or more future quarters, the rate per share of any dividend that is actually paid by New GM in future periods increases or decreases, the applicable income tax rate changes, the life of the GUC Trust is longer or shorter than that assumed, or if (as is likely) the number of shares of New GM Common Stock held by the GUC Trust declines over its remaining life (as estimated for other set aside purposes), and the market value of the New GM Securities increases or decreases.

“Set Aside” Calculations Relating to Potential Taxes on Distribution

In addition to reevaluating the numbers of New GM Securities to be set aside from distribution to fund projected liquidation and administrative costs, including Dividend Taxes, the GUC Trust Administrator also reevaluates, on a quarterly basis, the numbers of New GM Securities needed to be set aside from distribution to fund potential income tax liabilities on realized gains and future gains from the disposition of New GM Securities, which are referred to as Taxes on Distribution. The current methodology for calculating such set asides estimates potential Taxes on Distribution by applying the applicable U.S. federal income tax rate to estimates of potential capital gains, which are arrived at by comparing the highest closing price for the New GM Securities since December 15, 2011, against the tax basis of the New GM Securities on December 15, 2011 (based on the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC). The set aside calculation methodology then converts the estimate of potential Taxes on Distribution into the numbers of New GM Securities to be set aside from distribution by dividing such estimate by the trailing twelve month average closing prices of the New GM Securities. In addition, the number of New GM Securities to be set aside from distribution has been reduced for dividends on New GM Common Stock received by the GUC Trust that are associated with the set-aside New GM Common Stock by dividing such dividends by the trailing twelve month average closing prices for the New GM Securities and subtracting such calculated numbers of New GM Securities from the numbers of set-aside New GM Securities. A corresponding amount of Dividend Cash associated with the set-aside New GM Securities has also been set aside from distribution.

The GUC Trust’s calculations of the numbers of New GM Securities needed to be set aside from distribution to fund such potential Taxes on Distribution is made using a different methodology than that used to calculate deferred tax liabilities for financial statement purposes. In estimating potential Taxes on Distribution, the “set aside” calculation estimates potential capital gains as the difference between (a) the tax basis of the New GM Securities on December 15, 2011 and (b) the highest closing price of such New

GM Securities since December 15, 2011. By contrast, in calculating deferred tax liabilities for purposes of financial reporting under applicable U.S. GAAP, the GUC Trust calculates estimated capital gains as the difference between (a) the tax basis of the New GM Securities for financial reporting purposes (based on the date of transfer of beneficial ownership of the New GM Securities to the GUC Trust from MLC) and (b) the closing price of such New GM Securities as of the last trading date of the most recent fiscal quarter.

For the quarter ended March 31, 2015, as a result of the standard quarterly reevaluations described above, the number of New GM Securities and Dividend Cash set aside from distribution to fund projected Taxes on Distribution of the GUC Trust was reduced by 18,011 shares of New GM Common Stock, 16,374 New GM Series A Warrants and 16,374 New GM Series B Warrants, and increased by $1,084,834 in Dividend Cash from those previously set aside at December 31, 2014. Such overall reductions in set aside New GM Securities primarily resulted from a reduction in the projected Taxes on Distribution and an increase in the Dividend Cash that is associated with the set aside New GM Commons Stock. Such overall increase in set aside Dividend Cash primarily resulted from the receipt in the quarter ended March 31, 2015 of dividends on New GM Common Stock held by the GUC Trust that is associated with New GM Common Stock that is set aside for funding potential Taxes on Distribution. Accordingly, as of March 31, 2015, the GUC Trust had set aside from distribution, in the aggregate, 3,688,157 shares of New GM Common Stock, 3,352,870 New GM Series A Warrants, 3,352,870 New GM Series B Warrants and Dividend Cash of $5.5 million, with an aggregate fair value of $302.8 million, for the purposes of funding potential Taxes on Distribution of the GUC Trust. Such amounts were sufficient to fully fund potential Taxes on Distribution of the GUC Trust, as estimated by the GUC Trust Administrator at March 31, 2015.

The “set aside” calculation for potential Taxes on Distribution as of March 31, 2015 is set forth below:

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Total	Calculation Reference
Holdings of New GM Securities as of March 31, 2015	11,390,701	10,354,971	10,354,971
Tax basis of New GM Securities (1)	$19.87	$11.38	$7.88
Highest closing price since December 15, 2011 (2)	$41.53	$31.97	$23.858

Estimated potential taxable gain per New GM Security	$21.66	$20.59	$15.978

Aggregate estimated potential taxable gain (in thousands)	$246,722	$213,209	$165,452	$625,383

Net capital gains and operating losses since March 31, 2014 (in thousands) (3)				87,769
Additional expected tax deductible costs of liquidation (in thousands)				(26,390)

Estimated potential taxable income (in thousands)				$686,762
Tax rate				39.6%

Estimated potential tax liabilities (in thousands)				$271,958	A

Average closing price for trailing twelve months (4)	$34.48	$24.71	$16.82		B
Ratio to set aside (5)	100%	91%	91%
Value per New GM Security, based on ratio to set aside	$34.48	$22.47	$15.29		C
Percentage allocable to each class of New GM Security	47.74%	31.10%	21.16%	100%	D = C/ (sum of C)
Amount to be set aside, as allocated to each class of New GM Security (in thousands)	$129,819	$84,577	$57,562	$271,958	E = D*A
Number of New GM Securities to be set aside	3,764,740	3,422,491	3,422,491		F = E/B
Reduction for Dividend Cash attributable to set aside New GM Securities	(76,583)	(69,621)	(69,621)		G = H*D/B

	3,688,157	3,352,870	3,352,870
Closing price at March 31, 2015	$37.50	$27.75	$19.65

Fair value of New GM Securities set aside at March 31, 2015, exclusive of Dividend Cash (in thousands)	$138,306	$93,042	$65,884	$297,232
Add: Dividend Cash set aside at March 31, 2015 (in thousands) (6)	$5,532	$—	$—	$5,532	H

Fair value of New GM Securities and Dividend Cash set aside at March 31, 2015 (in thousands) (7)	$143,838	$93,042	$65,884	$302,764

(1)	Uses the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, for purposes of determining the tax basis thereof.
(2)	The highest closing prices for the New GM Common Stock, the New GM Series A Warrants and the New GM Series B Warrants occurred on December 17, 2013.

(3)	The capital gains and net operating losses since March 31, 2014 reflect taxable capital gains on distributions and sales of New GM Securities using the tax basis of the New GM Securities described in (1) above. Operating losses exclude dividends received on New GM Common Stock held by the GUC Trust for which potential Dividend Taxes are reflected in the set aside for purposes of funding projected liquidation and administrative costs. Remaining capital and net operating loss carryovers through March 31, 2014 are subject to examination by the Internal Revenue Service, and, therefore, are excluded.
(4)	The average closing prices for the New GM Common Stock, the New GM Series A Warrants and the New GM Series B Warrants for the period April 1, 2014 through March 31, 2015.
(5)	The “ratio to set aside” is calculated by dividing the number of New GM Securities of each class authorized for distribution under the Plan (i.e., 150,000,000 shares of New GM Common Stock and 136,363,635 of each series of New GM Warrants) by the number of shares of New GM Common Stock authorized for distribution under the Plan.
(6)	Represents dividends received on New GM Common Stock held by the GUC Trust associated with the number of set-aside shares of New GM Common Stock.
(7)	As of March 31, 2015, the fair value of New GM Securities set aside to fund Taxes on Distribution was higher than estimates of potential Taxes on Distribution, because the fair value of such New GM Securities was based on current closing prices that were higher than the trailing twelve month average prices used to determine the numbers of New GM Securities to be set aside.

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

GUC Trust Units

The table below details the changes in the numbers of GUC Trust Units outstanding or issuable during the year ended March 31, 2015:

Year Ended March 31, 2015
Outstanding or issuable at beginning of year	31,853,702
Issued during the year	10,326
Less: Issuable at beginning of year (1)	(10,326)
Add: Issuable at end of year (1)	—

Outstanding or issuable at end of year (2)	31,853,702

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal year.
(2)	The number of GUC Trust Units outstanding at any time represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units and New GM Securities.

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

During the year ended March 31, 2015, the GUC Trust’s holdings of cash and cash equivalents increased approximately $22.6 million from approximately $14.9 million to approximately $37.5 million. The increase was due primarily to (a) dividends received on holdings of New GM Common Stock of $16.1 million, (b) proceeds from the maturity and sale of marketable securities in excess of reinvestments of $13.4 million, and proceeds from the sale of New GM Securities to fund expected costs of liquidation and administrative costs of $11.4 million, offset in part by (a) cash paid for liquidation and administrative costs of $12.8 million, (b) cash paid for distributions of $3.6 million, and (c) cash paid for Residual Wind-Down Claims of $2.6 million.

During the year ended March 31, 2015, the funds invested by the GUC Trust in marketable securities decreased approximately $13.4 million, from approximately $44.4 million to approximately $31.0 million. The decrease was due primarily to reduced re-investments of cash in marketable securities in order to fund cash needs during the year. The GUC Trust earned approximately $70,000 in interest and dividend income on such investments during the year.

As of March 31, 2015, the GUC Trust held approximately $68.4 million in cash and cash equivalents and marketable securities. Of that amount, approximately $36.9 million (comprising approximately $28.2 million of the remaining Residual Wind-Down Assets, approximately $8.3 million of the remaining Administrative Fund and approximately $0.4 million in remaining funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs), is required by the GUC Trust Agreement to be returned, upon the winding-up of the GUC Trust, to the DIP Lenders to the extent such funds are not utilized to satisfy designated Wind-Down Costs, Residual Wind-Down Claims, Residual Wind-Down Costs, Avoidance Action Defense Costs and Indenture Trustee/Fiscal Paying Agent Costs. The cash and cash equivalents and marketable securities of $8.3 million remaining in the Administrative Fund have been separately designated for the satisfaction of certain costs and liabilities of the GUC Trust (other than Reporting Costs). Such amounts will not at any time be available for distribution to the holders of the GUC Trust Units. In addition, of the amount of cash and cash equivalents held by the GUC Trust at March 31, 2015, approximately $17.0 million relates to Dividend Cash. As described above, Dividend Cash will be distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units in respect of New GM Common Stock that they receive, unless such dividends are in respect of shares of New GM Common Stock that are sold by the GUC Trust in accordance with the GUC Trust Agreement to fund the GUC Trust’s liquidation and administrative costs, income tax liabilities or shortfalls in Residual Wind-Down Assets. The balance of cash and cash equivalents and marketable securities of approximately $14.5 million is available for the payment of certain reporting and administrative costs of the GUC Trust, and would be available in the future for distribution to the holders of the GUC Trust units, if not otherwise used to satisfy those GUC Trust obligations. See “The GUC Trust Assets” in Item 1 (“Business”) above.

In addition to funds held for payment of costs of liquidation and administration and Dividend Cash, the GUC Trust also holds New GM Securities, a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to sell with the approval of the Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs and income tax liabilities (including both Dividend Taxes and Taxes on Distribution) as they become due. As of March 31, 2015, the aggregate fair value of the New GM Securities held by the GUC Trust, excluding securities set aside for liquidating distributions payable as of that date, was approximately $910.5 million. As of March 31, 2015, the GUC Trust Administrator had set aside from distribution New GM Securities with an aggregate fair market value of approximately $67.5 million and related Dividend Cash of $1.3 million to fund projected liquidation and administrative costs, including Dividend Taxes, and New GM Securities with an aggregate fair market value of approximately $297.2 million and related Dividend Cash of $5.5 million to fund potential Taxes on Distribution. See “Net Assets in Liquidation—Distributable Assets” above.

There is no assurance that additional numbers of New GM Securities will not be required to be set aside from distribution and sold to fund additional costs and income tax liabilities, beyond what the GUC Trust Administrator has already set aside. Any sales of New GM Securities that occur to fund such obligations will result in a lesser amount of New GM Securities available for distribution to holders of GUC Trust Units. In addition, as described above under the headings “The GUC Trust Assets” in Item 1 (“Business”) above, a portion of the GUC Trust’s assets are currently segregated pursuant to the GUC Trust Agreement for the satisfaction of Residual Wind-Down Claims and certain other specified costs. If such assets are insufficient to satisfy the Residual Wind-Down Claims or fund such other specified costs for any reason, the GUC Trust Administrator will similarly be required to set aside from distribution and sell additional New GM Securities in order to fund such shortfall.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Disclosure under this item is not required, pursuant to the No Action Letter.

Item 8.	Financial Statements and Supplementary Data.

Motors Liquidation Company GUC Trust

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Trust Administrator, Trust Monitor,

and Trust Beneficiaries

Motors Liquidation Company GUC Trust

We have audited the accompanying statements of net assets in liquidation of the Motors Liquidation Company GUC Trust as of March 31, 2015 and 2014 and the related statements of changes in net assets in liquidation and cash flows for the years ended March 31, 2015, 2014 and 2013. These financial statements are the responsibility of the Trust Administrator of the Motors Liquidation Company GUC Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of the Motors Liquidation Company GUC Trust as of March 31, 2015 and 2014 and the related statements of changes in net assets in liquidation and cash flows for the years ended March 31, 2015, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

Auburn Hills, Michigan

May 22, 2015

Motors Liquidation Company GUC Trust

STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

March 31, 2015 and 2014

(Dollars in thousands)

	March 31, 2015	March 31, 2014
ASSETS
Cash and Cash Equivalents	$37,483	$14,932
Marketable Securities	30,944	44,382
Accrued Dividends on Holdings of New GM Common Stock	26,524	—
Holdings of New GM Securities (Note 6)	917,977	1,114,078
Other Assets and Deposits	1,038	1,502

TOTAL ASSETS	1,013,966	1,174,894
LIABILITIES
Accounts Payable and Other Liabilities	4,832	3,105
Liquidating Distributions Payable (Note 5)	7,714	42,111
Reserves for Residual Wind-Down Claims (Note 8)	25,406	28,698
Reserves for Expected Costs of Liquidation (Note 8)	31,278	36,486

TOTAL LIABILITIES	69,230	110,400

NET ASSETS IN LIQUIDATION (Note 4)	$944,736	$1,064,494

See Accompanying Notes to Financial Statements.

Motors Liquidation Company GUC Trust

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

YEARS ENDED March 31, 2015, 2014 and 2013

(Dollars in thousands)

	Year Ended March 31, 2015	Year Ended March 31, 2014	Year Ended March 31, 2013
Net Assets in Liquidation, beginning of year	$1,064,494	$1,390,181	$1,369,239
Increase (decrease) in net assets in liquidation:
Net (additions to) reductions in reserves for Expected Costs of Liquidation	(9,375)	7,910	(17,488)
Liquidating distributions (Note 5)	(209,929)	(1,205,764)	(29,389)
Net change in fair value of holdings of New GM Securities	56,241	702,654	123,936
Dividends and interest income	43,305	4,668	145
Income tax benefit (provision) (Note 9)	—	164,845	(56,262)

Net (decrease) increase in net assets in liquidation	(119,758)	(325,687)	20,942

Net Assets in Liquidation, end of year	$944,736	$1,064,494	$1,390,181

See Accompanying Notes to Financial Statements.

Motors Liquidation Company GUC Trust

STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)

YEARS ENDED March 31, 2015, 2014 and 2013

(Dollars in thousands)

	Year Ended March 31, 2015	Year Ended March 31, 2014	Year Ended March 31, 2013
Cash flows from (used in) operating activities
Cash receipts from interest and dividends	$16,113	$4,658	$151
Cash paid for professional fees, governance costs and other administrative costs	(12,778)	(20,948)	(39,263)
Cash paid for Residual Wind-Down Claims	(2,618)	(1,678)	(1,387)
Cash receipts for refund due to others	379	—	—
Cash paid for distributions of dividends on New GM Common Stock	(3,361)	—	—
Cash paid for distributions in lieu of shares and warrants	(203)	(663)	(668)

Net cash flows used in operating activities	(2,468)	(18,631)	(41,167)
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(83,754)	(118,162)	(187,427)
Cash from maturities and sales of marketable securities	97,194	150,576	185,721

Net cash flows from (used in) investing activities	13,440	32,414	(1,706)
Cash flows from (used in) financing activities
Cash from sale of New GM Securities to fund Expected Costs of Liquidation	11,367	—	17,969
Cash from sale of New GM Securities for distribution in lieu of shares and warrants	212	139	1,233
Cash transferred to the Avoidance Action Trust	—	—	(13,715)

Net cash flows from financing activities	11,579	139	5,487

Net increase (decrease) in cash and cash equivalents	22,551	13,922	(37,386)
Cash and cash equivalents, beginning of year	14,932	1,010	38,396

Cash and cash equivalents, end of year	$37,483	$14,932	$1,010

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

March 31, 2015

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

The GUC Trust was formed on March 30, 2011, as a statutory trust under the Delaware Statutory Trust Act, for the purposes of implementing the Plan and distributing the GUC Trust’s distributable assets. The Plan generally provides for the distribution of certain shares of common stock (“New GM Common Stock”) of the new General Motors Company (together with its consolidated subsidiaries, “New GM”) and certain warrants for the purchase of shares of such stock (the “New GM Warrants,” and, together with the New GM Common Stock, the “New GM Securities”) to holders of Allowed General Unsecured Claims pro rata by the amount of such claims. In addition, the Plan provides that each holder of an Allowed General Unsecured Claim will obtain, in the form of GUC Trust Units (as defined below), a contingent right to receive, on a pro rata basis, additional shares of New GM Common Stock and New GM Warrants (if and to the extent such New GM Common Stock and New GM Warrants are not required for the satisfaction of previously Disputed General Unsecured Claims (as defined below), Term Loan Avoidance Action Claims (as defined below) or liquidation for the payment of the expenses of the GUC Trust) and cash, if any, remaining at the dissolution of the GUC Trust.

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

Pursuant to the GUC Trust Agreement, holders of Disputed General Unsecured Claims become entitled to receive a distribution of New GM Securities from the GUC Trust if, and to the extent that, such Disputed General Unsecured Claims become Allowed General Unsecured Claims. Under the GUC Trust Agreement, the GUC Trust Administrator has the authority to object to such Disputed General Unsecured Claims and such claims may be prosecuted through alternative dispute resolution proceedings, including mediation and arbitration (“ADR Proceedings”), if appropriate. As of March 31, 2015, there were approximately $20 million in Disputed General Unsecured Claims, all of which were subject to pending objections of the GUC Trust. In addition, as of March 31, 2015, the GUC Trust held as reserves for Disputed General Unsecured Claims approximately $50 million in claim amount that is not associated with any particular claim but which has been set aside by the GUC Trust Administrator as a general claim contingency. See Note 4 under the heading “—Allowed and Disputed Claims” below.

To the extent that all or a portion of a Disputed General Unsecured Claim is deemed invalid—or “disallowed”—by order of the Bankruptcy Court, by order of the tribunal presiding over the ADR Proceeding (if applicable), or by settlement with the GUC Trust, such portion of the Disputed General Unsecured Claim that is disallowed is not entitled to a distribution from the GUC Trust (subject to any appeal rights of the claimant). However, to the extent that a Disputed General Unsecured Claim is fully resolved, and such resolution results in all or a portion of the original Disputed General Unsecured Claim being deemed valid—or “allowed”—by order of the Bankruptcy Court, by order of the tribunal presiding over the ADR Proceeding (if applicable), or by settlement with the GUC Trust, such portion of the Disputed General Unsecured Claim that is allowed will be (subject to any appeal rights of the GUC Trust) considered an Allowed General Unsecured Claim on the Effective Date (such claims, “Resolved Disputed Claims”).

Only one avoidance action, captioned Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al., Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009) (the “Term Loan Avoidance Action”), was commenced prior to the statutory deadline for commencing such actions. The Term Loan Avoidance Action was commenced by the Official Committee of Unsecured Creditors of Motors Liquidation Company (the “Committee”), and, among other things, seeks the return of approximately $1.5 billion that had been transferred by the Debtors (with funds advanced after the commencement of the Debtors’ chapter 11 cases by the United States Treasury and Export Development Canada (together, the “DIP Lenders”)) to a consortium of prepetition lenders pursuant to the terms of the order of the Bankruptcy Court. On December 15, 2011, in accordance with the Plan, upon the dissolution of MLC, the Term Loan Avoidance Action was transferred to the Avoidance Action Trust (as defined below). To the extent that Wilmington Trust Company, not in its individual capacity but solely in its capacity as the trustee and trust administrator of the Avoidance Action Trust (the “Avoidance Action Trust Administrator”), is successful in obtaining a judgment against the defendant(s) to the Term Loan Avoidance Action, Allowed General Unsecured Claims will arise in the amount of any transfers actually avoided and disgorged pursuant thereto (such general unsecured claims “Term Loan Avoidance Action Claims,” and together with Resolved Disputed Claims, the “Resolved Allowed Claims”).

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

As described in Item 3, “Legal Proceedings,” litigation with respect to these issues is ongoing, and the rights to any recoveries on the Term Loan Avoidance Action are still disputed. Pursuant to the Plan, however, no funds reclaimed from the pre-petition lenders will be transferred to or otherwise benefit the GUC Trust or be distributed to holders of GUC Trust Units.

GUC Trust Distributable Assets

Pursuant to the terms of the Plan, the Bankruptcy Court authorized the distribution of 150 million shares of New GM Common Stock, warrants to acquire 136,363,635 newly issued shares of New GM Stock with an exercise price set at $10.00 per share, expiring July 10, 2016 (“New GM Series A Warrants”), and warrants to acquire 136,363,635 newly issued shares of New GM Stock with an exercise price set at $18.33 per share, expiring July 10, 2019 (“New GM Series B Warrants”). Record ownership of the New GM Securities was held by MLC for the benefit of the GUC Trust until the dissolution of MLC on December 15, 2011, at which time record ownership was transferred to the GUC Trust.

Through March 31, 2015, the GUC Trust has received dividends on the New GM Common Stock it has held aggregating $20.6 million. New GM has also declared a dividend of $0.36 per share to holders of New GM Common Stock of record as of June 10, 2015. Such dividends and any future declared dividends on New GM Common Stock are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If shares of New GM Common Stock are distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units, then the dividends relating to those shares will also be distributed to such holders. If, however, shares of New GM Common Stock are sold by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to those shares will be applied to such costs and liabilities of the GUC Trust and (just like the cash proceeds from the sale of the shares of New GM Common Stock) will be maintained as Other Administrative Cash (as defined below). Because such dividends are applied to the same purposes as the associated New GM Common Stock, references in this Form 10-K to New GM Common Stock and New GM Securities that have been set aside from distribution, reserved or sold should be understood to include the dividends (if any) relating to such New GM Common Stock, unless expressly indicated otherwise. The amount of cash and cash equivalents held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock held by the GUC Trust is referred to as Dividend Cash. Such Dividend Cash aggregated $17.0 million at March 31, 2015.

Funding for GUC Trust Costs of Liquidation

The GUC Trust has incurred and will continue to incur certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (the “Administrative Fund”) for the purpose of paying certain fees and expenses (including certain tax obligations) incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for professionals retained by the GUC Trust), other than the Reporting Costs, as defined below (“Wind-Down Costs”). As of March 31, 2015, the remaining Administrative Fund aggregated $8.3 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount has been separately designated for the satisfaction of certain costs and liabilities of the GUC Trust, and such amounts may not be used for the payment of other Wind-Down Costs. Cash or investments from the Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

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

The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund the then current and projected costs and expenses of the GUC Trust. The March 2012 Bankruptcy Court order also authorized the sale of further New GM Securities for the purpose of funding certain fees, costs and expenses of the Avoidance Action Trust (as described below under the heading “—Funding for Avoidance Action Trust”). Through March 31, 2015, sales of New GM Securities to fund projected Reporting Costs and Wind-Down Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and the Initial Reporting Cash (which amounts comprised part of the GUC Trust’s Other Administrative Cash). Such securities sold aggregated 1,043,801 shares of New GM Common Stock, 948,887 New GM Series A Warrants and 948,887 New GM Series B Warrants. There have been no subsequent sales of securities to fund Wind-Down Costs and Reporting Costs.

As of March 31, 2015, Other Administrative Cash aggregated $14.5 million. To the extent that any of the Other Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining Other Administrative Cash will be distributed by the GUC Trust to holders of the GUC Trust Units.

As of March 31, 2015, New GM Securities with an aggregate fair market value as of that date of $67.5 million and related Dividend Cash of $1.3 million have been set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2015, including $19.7 million set aside for projected income taxes on dividends received on holdings of New GM Common Stock as described below in “Funding for Potential Tax Liabilities on Dispositions of New GM Securities and Dividends on New GM Common Stock”. Accordingly, such New GM Securities are currently not available for distribution to the beneficiaries of the GUC Trust Units.

Funding for Potential Tax Liabilities on Dispositions of New GM Securities and Dividends on New GM Common Stock

The GUC Trust is subject to U.S. federal income tax on realized net gains from the distribution and sale of shares of New GM Common Stock and New GM Warrants (such taxes, “Taxes on Distribution”). The GUC Trust is also subject to U.S. federal income tax on dividends received on New GM Common Stock held by the GUC Trust (such taxes, “Dividend Taxes”). The GUC Trust Agreement provides that the Administrative Fund may not be utilized to satisfy any Taxes on Distribution or Dividend Taxes. As such, the GUC Trust Administrator is authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities, the liquidated proceeds of which, along with the related Dividend Cash, would be sufficient to satisfy any potential Taxes on Distribution or Dividend Taxes. The New GM Securities that are set aside for Dividend Taxes are included in the set-aside for Wind-Down Costs described above in “Funding for GUC Trust Costs of Liquidation”. The GUC Trust Administrator may then liquidate such “set aside” New GM Securities to fund the Taxes on Distribution or Dividend Taxes with the approval of the GUC Trust Monitor, and, with respect Dividend Taxes only, with the approval of the Bankruptcy Court. New GM Securities that are set aside and subsequently sold in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and the cash proceeds of any such sale, along with the related Dividend Cash, will be classified as “Other Administrative Cash” under the GUC Trust Agreement. New GM Securities that have been so set aside are included in Holdings of New GM Securities in the accompanying Statements of Net Assets in Liquidation. In the event such set-aside New GM Securities were sold to fund Taxes on Distribution or Dividend Taxes, the proceeds of such sale would be reflected in Cash and Cash Equivalents and/or Marketable Securities until expended to pay Taxes on Distribution or Dividend Taxes. While the set-aside New GM Securities and the related Dividend Cash are not available for distribution, there is no corresponding liability or reserve related to such set-aside assets reflected in the Statements of Net Assets in Liquidation or any of the other financial statements of the GUC Trust.

During the quarter ended March 31, 2015, the GUC Trust Administrator reviewed the current and potential Taxes on Distribution. As a result of such review, the GUC Trust Administrator determined that New GM Securities with an aggregate fair market value (as of March 31, 2015) of $297.2 million and related Dividend Cash of $5.5 million should be set aside for potential Taxes on Distribution based on (1) the GUC Trust’s method for calculating potential gains on distributions or sales of New GM Securities (reduced by certain net operating losses and estimated future deductible expenses at March 31, 2015) and (2) the GUC Trust’s method for converting the potential tax liability to the number of securities to be set aside. Such New GM Securities are not currently available for distribution to the beneficiaries of GUC Trust Units. The GUC Trust Administrator intends to continue to reevaluate the numbers of New GM Securities set aside on a quarterly basis.

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

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2014 and 2013 with the Internal Revenue Service using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code and the statutory notification periods set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax return for the year ended March 31, 2014 and prior years have expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the years ended March 31, 2014 and prior years are no longer subject to examination by the Internal Revenue Service. However, remaining capital loss carryovers that were generated in those years combined with capital losses generated in the year ended March 31, 2015, from the new tax position, which aggregate $187.1 million, along with net operating loss carryovers generated through March 31, 2015 aggregating $86.2 million, could be subject to examination by the Internal Revenue Service in subsequent years when those losses are utilized.

In contrast to the GUC Trust’s financial statements, as a conservative measure, the calculation of the “set aside” of New GM Securities for potential Taxes on Distribution utilizes the prior tax position rather than the new tax position to the extent that the GUC Trust’s liability for Taxes on Distribution has not been finally determined in accordance with Section 505(b) of the Bankruptcy Code or the new tax position has not been sustained on examination by the Internal Revenue Service. Accordingly, the potential tax liability for the GUC Trust’s U.S. federal income tax returns for the year ending March 31, 2015 and subsequent years is calculated, for purposes of the “set aside” of New GM Securities for potential Taxes on Distribution, using the prior tax position rather than the new tax position. In addition, the “set aside” calculation does not recognize any reductions related to remaining net operating loss carryovers or capital loss carryovers for losses on distributions or sales of New GM Securities that are attributable to the March 31, 2015 tax year or prior tax years, until such carryovers are utilized and such utilization is finally determined in accordance with Section 505(b) of the Bankruptcy Code or the new tax position has been sustained on examination by the Internal Revenue Service.

With respect to Dividend Taxes, prior to the quarter ended March 31, 2015, the set aside for Dividend Taxes was based on (a) dividends received by the GUC Trust on its holdings of New GM Common Stock and (b) dividends that were declared but not yet paid by New GM and expected to be received by the GUC Trust on its holdings of New GM Common Stock. No additional set aside of New GM Securities was made for any potential dividends to be declared by New GM in the future. Beginning in the quarter ended March 31, 2015, the GUC Trust Administrator, in consultation with Trust Professionals, determined that it was necessary to increase the set aside for Wind-Down Costs in an amount sufficient, in the reasonable estimation of the GUC Trust Administrator, to cover estimated Dividend Taxes associated with anticipated potential future dividends estimated to be declared by New GM in the future and to be received by the GUC Trust on its holdings of New GM Common Stock through December 2016. For additional information, see “Net Assets in Liquidation—New GM Securities Set Aside from Distribution” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) above.

Residual Wind-Down Claims and Costs

Upon the dissolution of the Debtors, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining disputed administrative expenses, priority tax claims, priority non-tax claims and secured claims (the “Residual Wind-Down Claims”). On December 15, 2011, under the Plan, the Debtors transferred to the GUC Trust an amount of assets necessary (the “Residual Wind-Down Assets”) to satisfy the ultimate allowed amount of such Residual Wind-Down Claims (including certain reasonable litigation defense costs related to the Term Loan Avoidance Action (the “Avoidance Action Defense Costs”)), as estimated by the Debtors, and the costs, fees and expenses relating to satisfying and resolving the Residual Wind-Down Claims (the “Residual Wind-Down Costs”). The Residual Wind-Down Assets initially aggregated approximately $42.8 million (which amount consisted of approximately $40.0 million in cash, including approximately $1.4 million designated for the payment of Avoidance Action Defense Costs, and the transferred benefit of approximately $2.8 million in prepaid expenses). Should the Residual Wind-Down Costs and the Residual Wind-Down Claims be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. If, at any time, the GUC Trust Administrator determines that the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims (including the actual amount of Avoidance Action Defense Costs) and Residual Wind-Down Costs, such costs will be satisfied by Other Administrative Cash. If there is no remaining Other Administrative Cash, the GUC Trust Administrator is authorized to, with GUC Trust Monitor approval, set aside and, with Bankruptcy Court approval, sell New GM Securities to cover the shortfall. To the extent that New GM Securities are set aside and sold to obtain funding to complete the wind-down of the Debtors, such securities will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Costs could reduce the assets of the GUC Trust available for distribution. Although any such sale of set-aside New GM Securities would be reflected in the financial statements of the GUC Trust in the period of sale, the setting aside of New GM Securities and related Dividend Cash itself would not be reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust. After the GUC Trust has concluded its affairs, any funds remaining that were obtained from the sale of New GM Securities to fund the wind-down process or the resolution and satisfaction of the Residual Wind-Down Claims will be distributed to the holders of the GUC Trust Units.

The amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $4.0 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. It is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise to be paid from the other remaining Residual Wind-Down Assets and, following the depletion of such assets, the Administrative Fund (to the extent of any excess amounts remaining in the Administrative Fund from the funds separately designated for the satisfaction of certain costs and liabilities of the GUC Trust), Other Administrative Cash or the sale of New GM Securities. As of March 31, 2015, $28.3 million in Residual Wind-Down Assets were held by the GUC Trust, which are recorded in cash and cash equivalents and marketable securities (aggregating approximately $28.2 million) and other assets and deposits (approximately $0.1 million) in the accompanying Statement of Net Assets in Liquidation. By comparison, there were approximately $0.5 million in Residual Wind-Down Claims against such assets as of March 31, 2015, subject to increase for new Residual Wind-Down Claims that are expected to arise for Avoidance Action Defense Costs.

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC for the purposes of funding (1) $1.4 million in respect of certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC (the “Indenture Trustee / Fiscal and Paying Agent Costs”) and (2) $2.0 million in respect of Reporting Costs. The funds received were credited to the reserve for expected costs of liquidation. Any unused portion of the funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of March 31, 2015, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs held by the GUC Trust approximated $0.4 million and are recorded in cash and cash equivalents in the accompanying Statement of Net Assets in Liquidation.

3. Basis of Presentation and Significant Accounting Policies

Liquidation Basis of Accounting

The GUC Trust exists solely for the purposes described above in Note 1 and has a finite life. Accordingly, the GUC Trust has prepared the accompanying financial statements on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Under the liquidation basis of accounting as prescribed by the Financial Accounting Standards Board (FASB) Accounting Standards Codification, assets are stated at their estimated net realizable value, which is the non-discounted amount of cash into which an asset is expected to be converted during the liquidation period, while liabilities continue to be recognized at the amount required by other U.S. GAAP, and are not remeasured to reflect any anticipation that an entity will be legally released from an obligation. Additionally, under the liquidation basis of accounting, a reserve is established for estimated costs expected to be incurred during the liquidation period. Such costs are accrued when there is a reasonable basis for estimation. As described below under the heading “—New Accounting Standard,” beginning in the quarter ended June 30, 2014, an accrual is made for estimated income or cash expected to be received over the liquidation period to the extent that a reasonable basis for estimation exists. These estimates are periodically reviewed and adjusted as appropriate. Reserves for expected liquidation costs and the accrual for dividends expected to be received on the GUC Trust’s holdings of New GM Common Stock represent estimates, based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change. It is reasonably possible that estimates for accrued dividends and expected costs of liquidation could change in the near term.

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

Marketable Securities

Marketable securities consist of short-term investments in corporate commercial paper and municipal government commercial paper and variable demand notes. The GUC Trust has valued these securities at fair value based on carrying value for municipal and corporate commercial paper where carrying value approximates fair value and par value for variable demand notes where par value equals fair value.

Holdings of New GM Securities and Accrued Dividends on New GM Common Stock

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

Beginning in the quarter ended June 30, 2014, estimated dividends expected to be received on holdings of New GM Common Stock are accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation exists. As of March 31, 2015, dividends of approximately $26.5 million have been accrued relating to (a) dividends of $0.36 per share declared by New GM in April 2015 payable to common stockholders of record as of June 10, 2015 aggregating $4.1 million, and (b) estimated dividends aggregating $22.4 million expected to be declared by New GM in the future, based on New GM’s recent dividend history and other factors, and received by the GUC Trust over its estimated remaining liquidation period. Such accrued dividends have been estimated using the current dividend rate of $0.36 per share and the GUC Trust’s estimated holdings of New GM Common Stock over the remaining liquidation period. It is reasonably possible that the GUC Trust’s estimates regarding future dividends could change in the near term. Prior to the quarter ended June 30, 2014, dividends were recorded as received (or accrued as of the record date for any declared but unpaid dividend).

Dividends received on New GM Common Stock are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If shares of New GM Common Stock are distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units, then the dividends relating to those shares will also be distributed to such holders. If, however, shares of New GM Common Stock are sold by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to those shares will be applied to such costs and liabilities of the GUC Trust and (just like the cash proceeds from the sale of the shares of New GM Common Stock) will be maintained in Other Administrative Cash. Because such dividends are applied to the same purpose as the New GM Common Stock, references to New GM Common Stock and New GM Securities that have been set aside from distribution, reserved or sold should be understood to include the dividends (if any) relating to such New GM Common Stock, unless expressly indicated otherwise. The amount of cash and cash equivalents held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock held by the GUC Trust is referred to as Dividend Cash.

Other Assets and Deposits

Other assets and deposits consist principally of accrued investment income (as of March 31, 2015), prepaid expenses and retainers for professionals.

Accounts Payable and Other Liabilities

Accounts payable and other liabilities represent amounts due to professionals, other service providers, and vendors for services rendered or goods received through the end of the period.

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

Reserves for Expected Costs of Liquidation

Under the liquidation basis of accounting, the GUC Trust is required to estimate and accrue the costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs, described as Wind-Down Costs and Reporting Costs in Note 2, consist principally of professional fees, costs of governance, and other administrative expenses. These amounts may vary significantly due to, among other things, the time and effort required to complete all distributions under the Plan. The GUC Trust has recorded reserves for expected costs of liquidation that represent estimated costs to be incurred over the remaining liquidation period of the GUC Trust for which there is a reasonable basis for estimation. The amount of liquidation costs that will ultimately be incurred depends both on the period of time and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of March 31, 2015, such remaining liquidation period extends through February 2017 and has been estimated predominantly on a probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust. It is possible that future developments in the Term Loan Avoidance Action could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond February 2017. As described in Item 3, “Legal Proceedings,” the GUC Trust is participating, as an interested party, in litigation involving certain General Motors vehicle recalls. While the impact of such litigation on the remaining liquidation period of the GUC Trust is not subject to reasonable estimation at this time, it is possible that such litigation could extend the remaining liquidation period of the GUC Trust beyond February 2017. It is reasonably possible that the GUC Trust’s estimates regarding the expected costs of liquidation and remaining liquidation period will change in the near term.

As the GUC Trust incurs such costs, the reserves are released to offset the costs incurred and a liability to the service provider is recognized as an accounts payable or accrued expense until paid. In addition, because the GUC Trust only records reserves for expected costs for which there is a reasonable basis for estimation under applicable U.S. GAAP, additional costs may be identified from time to time for which additional reserves must be recorded. As such costs are identified, the GUC Trust records an increase to its reserves and charges such increase as an addition to such reserves in the Statement of Changes in Net Assets in Liquidation.

The process of recording reserves for expected costs of liquidation as a matter of financial reporting is separate and distinct from the process by which New GM Securities are set aside from distribution for the purposes of funding projected costs of liquidation. Such projected costs are generally estimated on a more conservative (i.e., more inclusive) basis and include contingencies that are not permitted to be accrued in reserves for expected costs of liquidation under applicable U.S. GAAP. For a more complete description of the process of setting aside New GM Securities to fund projected costs and potential liabilities of the GUC Trust, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Assets in Liquidation” under the heading “—New GM Securities Set Aside from Distribution” above.

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

The GUC Trust generates gross income in the form of interest and dividend income (including dividends received on its holdings of New GM Common Stock) and recognizes gains and/or losses upon its disposition of shares of New GM Common Stock and New GM Warrants, which are reduced by administrative expenses and accumulated net operating and capital losses, to compute modified gross income. As the GUC Trust is taxable for Federal income tax purposes, a current income tax liability or asset, if any, is recognized for estimated taxes payable or receivable for the year. Deferred tax liabilities and assets are recognized for the estimated future tax effects of temporary differences between financial reporting and tax accounting. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary.

The GUC Trust is not subject to state income taxes under current law. Accordingly, no current or deferred state income tax liabilities and assets are recorded.

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust professionals. The GUC Trust’s tax liability with respect to its federal income tax returns for the year ended March 31, 2014 and all prior years are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, remaining capital loss carryovers that were generated in those years from the new tax position, combined with capital losses generated in the year ended March 31, 2015, which aggregate $187.1 million, along with net operating loss carryovers generated through March 31, 2015 aggregating $86.2 million, could be subject to examination by the Internal Revenue Service in subsequent years when those losses are utilized. As of March 31, 2015, there are no known items which would result in a significant accrual for uncertain tax positions.

The process of recognizing deferred tax assets and liabilities and any current income taxes payable as a matter of financial reporting is separate and distinct from the process by which New GM Securities are set aside from distribution for the purposes of funding potential income tax liabilities. Such potential income tax liabilities are generally estimated on a more conservative (i.e., more inclusive) basis and include amounts of potential income tax liabilities beyond the amounts that are permitted to be recorded under applicable accounting standards. For a more complete description of the process of setting aside New GM Securities to fund projected costs and potential income tax liabilities of the GUC Trust, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Assets in Liquidation” under the heading “—New GM Securities Set Aside from Distribution” above.

Funding of the Avoidance Action Trust

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

Use of Estimates

The preparation of financial statements on the liquidation basis in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements and related footnotes. Significant estimates include the anticipated amounts and timing of future cash flows for expected dividends to be received on holdings of New GM Common Stock and expected liquidation costs. Actual results could differ from those estimates.

New Accounting Standard

During the quarter ended June 30, 2014, the GUC Trust adopted Accounting Standards Update No. 2013-07, “Liquidation Basis of Accounting.” The effect of adoption of such standard was not material to the GUC Trust’s financial statements during that quarter. Such standard requires that income or cash expected to be received over the liquidation period be estimated and accrued to the extent that a reasonable basis for estimation exists. As of March 31, 2015, the GUC Trust has accrued dividends of approximately $26.5 million relating to (a) dividends of $0.36 per share declared by New GM in April 2015 payable to common stockholders of record as of June 10, 2015 aggregating $4.1 million, and (b) estimated dividends aggregating $22.4 million expected to be declared by New GM in the future, based on New GM’s recent dividend history and other factors, and received by the GUC Trust over its estimated remaining liquidation period. Such accrued dividends have been estimated using the current dividend rate of $0.36 per share and the GUC Trust’s estimated holdings of New GM Common Stock over the remaining liquidation period. In addition, as of March 31, 2015, the GUC Trust has accrued approximately $0.7 million of investment income expected to be earned on cash equivalents and marketable securities over the estimated remaining liquidation period of the GUC Trust.

4. Net Assets in Liquidation

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. Certain assets of the GUC Trust are reserved for funding the expected costs of liquidation and potential tax liabilities and are currently not available to the Trust Beneficiaries. Other assets of the GUC Trust, primarily Holdings of New GM Securities, as described in Notes 1 and 6, are available to be distributed to the Trust Beneficiaries (“GUC Trust Distributable Assets”) in accordance with the Plan and the GUC Trust Agreement. The amounts of net assets in liquidation presented in the accompanying Statements of Net Assets in Liquidation at March 31, 2015 and 2014, correspond to the amounts of GUC Trust Distributable Assets as of March 31, 2015 and 2014, after certain adjustments.

Trust Units

As described in Note 1, each holder of an Allowed General Unsecured Claim will retain a contingent right to receive, on a pro rata basis, additional shares of New GM Common Stock and New GM Warrants (if and to the extent such shares of New GM Common Stock and New GM Warrants are not required for the satisfaction of previously Disputed General Unsecured Claims or potential Term Loan Avoidance Action Claims, or liquidation for the payment of the expenses or tax liabilities of the GUC Trust) and certain cash, if any, remaining at the dissolution of the GUC Trust. The GUC Trust issues units representing such contingent rights (“GUC Trust Units”) at the rate of one GUC Trust Unit per $1,000 of Allowed General Unsecured Claims to each holder of an Allowed General Unsecured Claim, subject to rounding pursuant to the GUC Trust Agreement, in connection with the initial recognition of each Allowed General Unsecured Claim.

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

The following presents the changes during the years ended March 31, 2015, 2014 and 2013 in the numbers of GUC Trust Units outstanding or for which the GUC Trust was obligated to issue:

	Year Ended March 31, 2015	Year Ended March 31, 2014	Year Ended March 31, 2013
Outstanding or issuable at beginning of year	31,853,702	30,227,314	30,036,945
Issued during the year (1)	10,326	1,644,941	274,604
Less: Issuable at beginning of year (2)	(10,326)	(28,879)	(113,114)
Add: Issuable at end of year (2)	—	10,326	28,879

Outstanding or issuable at end of year (3)	31,853,702	31,853,702	30,227,314

(1)	Of the 1,644,941 GUC Trust Units issued during the year ended March 31, 2014, 1,550,000 related to the Special Nova Scotia Distribution applicable to the Nova Scotia Settlement described below.
(2)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal year.
(3)	The number of GUC Trust Units outstanding at any time represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units and New GM Securities.

Allowed and Disputed Claims

The total cumulative pro rata liquidating distributions ultimately received by Trust Beneficiaries is dependent upon the current amount of Allowed General Unsecured Claims and final resolution of outstanding Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims (as described in Note 2). Disputed General Unsecured Claims at March 31, 2015 and 2014 reflect claim amounts at their originally filed amounts, a court ordered distribution “set aside” for certain claims filed without a claim amount and other adjustments as ordered by the court or permitted by the Plan. The Disputed General Unsecured Claims may settle at amounts that differ significantly from these amounts and at amounts that differ significantly from the historical pattern at which claims have been settled and allowed in proportion to claims resolved and disallowed. As described in Note 3, prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims). Liquidating distributions payable are recorded (at the fair value of New GM Securities and Dividend Cash to be distributed) as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2, liquidating distributions payable would be recorded for the New GM Securities and Dividend Cash (at fair value) that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence.

The following table presents a summary of activity with respect to the Allowed and Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims for the years ended March 31, 2015 and 2014:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claim Amount (2)
Total, March 31, 2013	$30,227,244	$3,604,871	$1,500,000	$5,104,871	$35,332,115
New Allowed General Unsecured Claims	1,626,386	—	—	—	1,626,386
Disputed General Unsecured Claims resolved or disallowed	—	(3,525,371)	—	(3,525,371)	(3,525,371)

Total, March 31, 2014	31,853,630	79,500	1,500,000	1,579,500	33,433,130
New Allowed General Unsecured Claims	—	—	—	—	—
Disputed General Unsecured Claims resolved or disallowed	—	(9,500)	—	(9,500)	(9,500)

Total, March 31, 2015	$31,853,630	$70,000	$1,500,000	$1,570,000	$33,423,630

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

The Disputed General Unsecured Claims resolved or disallowed in the year ended March 31, 2014 primarily relate to the Nova Scotia Settlement, as defined below. On October 21, 2013, the Bankruptcy Court entered an order (the “Nova Scotia Order”) approving a settlement agreement (the “Nova Scotia Settlement”) relating to claims arising from the 8.375% guaranteed notes due December 7, 2015 and the 8.875% guaranteed notes due July 10, 2023, in each case issued in 2003 by General Motors Nova Scotia Finance Company (the “Nova Scotia Claims”). Pursuant to the Nova Scotia Settlement, the Nova Scotia Claims were reduced and allowed in an aggregate amount of $1.55 billion. As a result, on or about December 2, 2013, in accordance with the Nova Scotia Settlement and the Nova Scotia Order, the GUC Trust made a distribution solely to holders of the allowed Nova Scotia Claims, consisting of, in the aggregate, 6,174,015 shares of New GM Common Stock, 5,612,741 New GM Series A Warrants, 5,612,741 New GM Series B Warrants, and 1,550,000 GUC Trust Units (the “Special Nova Scotia Distribution”). In addition, on or about December 23, 2013, in accordance with the Nova Scotia Settlement and the Nova Scotia Order, the GUC Trust made a special distribution of Excess GUC Trust Distributable Assets to all holders of GUC Trust Units, consisting of 6,735,070 shares of New GM Common Stock, 6,122,789 New GM Series A Warrants, and 6,122,789 New GM Series B Warrants (the “Special Excess Distribution”).

5. Liquidating Distributions

Liquidating distributions in the years ended March 31, 2015, 2014 and 2013 consisted of the following:

(in thousands)	2015	2014	2013
Distributions during the year	$244,326	$1,180,208	$44,554
Less: Liquidating distributions payable at beginning of year	(42,111)	(16,555)	(31,720)
Add: Liquidating distributions payable at end of year	7,714	42,111	16,555

Total	$209,929	$1,205,764	$29,389

The distributions during the year ended March 31, 2015, consisted of (1) distributions to holders of GUC Trust Units and (2) distributions to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements. The distributions to holders of GUC Trust Units during the year ended March 31, 2015 resulted primarily from the release of distributable assets of the GUC Trust that were previously set aside in respect of potential Taxes on Distribution.

The distributions during the year ended March 31, 2014, consisted of (1) the Special Nova Scotia Distribution, (2) the Special Excess Distribution, (3) distributions to holders of Resolved Disputed Claims (exclusive of the Nova Scotia Distribution) and (4) distributions to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements. See Note 4 for additional information regarding the Special Nova Scotia Distribution and the Special Excess Distribution.

The distributions during the year ended March 31, 2013 consisted of distributions to (1) holders of Resolved Disputed Claims and (2) holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements.

The GUC Trust was obligated at March 31, 2015 and 2014 to distribute 93,114 and 575,278 shares, respectively, of New GM Common Stock, 84,570 and 522,865, respectively, of New GM Series A Warrants, and 84,570 and 522,865, respectively, of New GM Series B Warrants in the aggregate to the following: (1) holders of Resolved Disputed Claims (at March 31, 2014), (2) certain holders of Allowed General Unsecured Claims who had not then satisfied certain informational requirements necessary to receive these securities and (3) excess distributions to holders of GUC Trust Units. In addition, as of March 31, 2015 and 2014, cash of $0.2 million was then distributable as follows: (a) for Dividend Cash associated with the New GM Common Stock that the GUC Trust was obligated to distribute, (b) to governmental entities which are precluded by applicable law from receiving distributions of New GM Securities, and (c) for distributions in lieu of fractional shares and warrants.

6. Holdings of New GM Securities

At March 31, 2015 and 2014, the Holdings of New GM Securities, at fair value, consisted of the following:

	2015		2014
	Number	Fair Value (in thousands)	Number	Fair Value (in thousands)
New GM Common Stock	11,390,701	$427,151	15,297,307	$526,533
New GM Series A Warrants	10,354,971	287,351	13,906,391	345,435
New GM Series B Warrants	10,354,971	203,475	13,906,391	242,110

Total		$917,977		$1,114,078

As described in Note 5, as of March 31, 2015 and 2014, the GUC Trust had accrued liquidating distributions payable of $7.7 million and $42.1 million, respectively, in respect of New GM Securities and cash (of $0.2 million) then distributable. As a result, the numbers of New GM Securities reflected above include shares and warrants for which liquidating distributions were then pending. As of March 31, 2015 and 2014, these securities for which distributions were then pending aggregated 93,114 and 575,278 shares of New GM Common Stock, respectively, 84,570 and 522,865 Series A Warrants, respectively, and 84,570 and 522,865 Series B Warrants, respectively.

As of March 31, 2015, the number of common stock shares and warrants in the table above also includes New GM Securities aggregating $67.5 million (excluding related Dividend Cash) reserved, or set aside, for projected GUC Trust fees, costs and expenses to be incurred beyond 2015 (including $19.4 million for projected Dividend Taxes) and $297.2 million (excluding related Dividend Cash) of New GM Securities reserved, or set aside, for potential Taxes on Distribution. As of March 31, 2014, the number of common stock shares and warrants in the table above also includes New GM Securities aggregating $51.6 million (excluding related Dividend Cash) reserved, or set aside, for projected GUC Trust fees, costs and expenses to be incurred beyond 2014 (including $3.5 million for projected Dividend Taxes) and $536.3 million (excluding related Dividend Cash) of New GM Securities reserved, or set aside, for potential Taxes on Distribution. As a result, as of March 31, 2015 and 2014, the numbers of New GM Securities in the table above include an aggregate of 4,525,790 and 8,072,042 shares of New GM Common Stock, respectively, 4,114,331 and 7,338,194 New GM Series A Warrants, respectively, and 4,114,331 and 7,338,194 New GM Series B Warrants, respectively, which have been so set aside.

Set forth below are the aggregate number and fair value of all such shares and warrants which are pending distribution or are set aside and are not available for distribution at March 31, 2015 and 2014.

	2015		2014
	Number	Fair Value (in thousands)	Number	Fair Value (in thousands)
New GM Common Stock	4,618,904	$173,209	8,647,320	$297,641
New GM Series A Warrants	4,198,901	116,520	7,861,059	195,269
New GM Series B Warrants	4,198,901	82,508	7,861,059	136,861

Total		$372,237		$629,771

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

Level 3—Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs at March 31, 2015 and 2014.

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

The following table presents information about the GUC Trust’s assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and 2014, and the valuation techniques used by the GUC Trust to determine those fair values.

	March 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$19,150	$—	$—	$19,150
Marketable Securities:
Municipal commercial paper and demand notes	—	12,064	—	12,064
Corporate commercial paper	—	18,880	—	18,880
Holdings of New GM Securities:
New GM Common Stock	427,151	—	—	427,151
New GM Warrants	490,826	—	—	490,826

Total Assets	$937,127	$30,944	$—	$968,071

Liabilities:
Liquidating distributions payable	$7,714	$—	$—	$7,714

	March 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$8,953	$—	$—	$8,953
Marketable Securities:
Municipal commercial paper and demand notes	—	18,005	—	18,005
Corporate commercial paper	—	26,377	—	26,377
Holdings of New GM Securities:
New GM Common Stock	526,533	—	—	526,533
New GM Warrants	587,545	—	—	587,545

Total Assets	$1,123,031	$44,382	$—	$1,167,413

Liabilities:
Liquidating distributions payable	$42,111	$—	$—	$42,111

The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value:

•	Due to its short-term, liquid nature, the fair value of cash equivalents approximates its carrying value.

•	Holdings of New GM Securities are valued at closing prices reported on the active market on which the securities are traded.

•	Marketable securities include municipal commercial paper and variable demand notes and corporate commercial paper. Municipal variable demand notes trade daily at par value and, therefore, their fair value is equal to par value. Due to their short term maturities, the fair value of municipal and corporate commercial paper approximates their carrying value.

•	Liquidating distributions payable are valued at closing prices of New GM Securities reported on the active market on which the securities are traded.

The GUC Trust’s policy is to recognize transfers between levels of the fair value hierarchy as of the actual date of the event of change in circumstances that caused the transfer. There were no such transfers during the years ended March 31, 2015 and 2014.

8. Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims

The following is a summary of the activity in the reserves for expected costs of liquidation for the years ended March 31, 2015, 2014 and 2013:

(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2012	$56,815	$13,320	$647	$1,280	$4,049	$76,111
Plus additions to reserves	5,195	12,293	—	—	—	17,488
Less liquidation costs incurred:
Trust Professionals	(19,712)	(2,985)	—	(382)	(2,408)	(25,487)
Trust Governance	(4,191)	(1,866)	(148)	—	—	(6,205)
Other Administrative Expenses	(64)	(320)	—	—	(10)	(394)

Balance, March 31, 2013	38,043	20,442	499	898	1,631	61,513
Less reductions in reserves	(3,843)	(4,067)	—	—	—	(7,910)
Less liquidation costs incurred:
Trust Professionals	(7,736)	(2,013)	—	(898)	(373)	(11,020)
Trust Governance	(3,888)	(1,799)	(35)	—	—	(5,722)
Other Administrative Expenses	(47)	(328)	—	—	—	(375)

Balance, March 31, 2014	22,529	12,235	464	—	1,258	36,486
Plus additions to reserves	8,962	413	—	—	—	9,375
Less liquidation costs incurred:
Trust Professionals	(6,834)	(1,870)	—	—	(35)	(8,739)
Trust Governance	(3,537)	(1,801)	(100)	—	—	(5,438)
Other Administrative Expenses	(31)	(375)	—	—	—	(406)

Balance, March 31, 2015	$21,089	$8,602	$364	$—	$1,223	$31,278

During the year ended March 31, 2015, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased by $9.0 million and $0.4 million, respectively. During the year ended March 31, 2014, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs decreased by $3.8 million and $4.1 million, respectively. During the year ended March 31, 2013, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased by $5.2 million and $12.3 million, respectively. Such revisions in the estimates were recorded as additions to (reductions in) the reserves for expected costs of liquidation in such years. The estimates of expected Wind-Down Costs for the year ended March 31, 2013 reflect the execution of a letter agreement with the DIP Lenders providing for relief from certain restrictions on utilization of Wind-Down Assets. The GUC Trust has recorded reserves for expected costs of liquidation that represent amounts expected to be incurred over the estimated remaining liquidation period of the GUC Trust for which there was a reasonable basis for estimation.

The amount of liquidation costs that will ultimately be incurred depends both on the time period and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of March 31, 2015, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through February 2017, which has been estimated predominately on a probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis in the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust. It is possible that future developments in the Term Loan Avoidance Action could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond February 2017. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period could change in the near term.

As described in Item 3, “Legal Proceedings,” the GUC Trust is participating, as an interested party, in litigation involving certain General Motors vehicle recalls. While the impact of such litigation on the remaining liquidation period of the GUC Trust is not subject to reasonable estimation at this time, it is possible that such litigation could extend the remaining liquidation period of the GUC Trust beyond February 2017.

The following is a summary of the activity in the reserves for Residual Wind-Down Claims for the years ended March 31, 2015, 2014 and 2013:

(in thousands)	2015	2014	2013
Balance, beginning of year	$28,698	$30,855	$32,247
Less claims allowed during the year	(3,292)	(2,157)	(1,392)

Balance, end of year	$25,406	$28,698	$30,855

9. Income Tax Benefit (Provision)

The income tax benefit (provision) in the Statements of Changes in Net Assets in Liquidation for years ended March 31, 2015, 2014 and 2013 was determined by computing the deferred tax provisions using the GUC Trust’s statutory tax rate of 39.6% that became effective on April 1, 2013. There was no current tax benefit or provision in any of such years due to cumulative net operating and capital losses, and no income taxes have been paid by the GUC Trust.

The components of the income tax benefit (provision) in the Statements of Changes in Net Assets in Liquidation for years ended March 31, 2015, 2014 and 2013 are as follows:

(in thousands)	2015	2014	2013
Current	$—	$—	$—
Deferred	—	164,845	(56,262)

Total	$—	$164,845	$(56,262)

Deferred taxes in the accompanying Statement of Net Assets in Liquidation at March 31, 2015 and 2014 are comprised of the following components:

(in thousands)	2015	2014
Deferred tax assets:
Reserves for expected costs of liquidation	$10,066	$13,414
Net operating and capital loss carryovers	108,227	106,867

Gross deferred tax assets	118,293	120,281
Less: Valuation allowance	(35,966)	(71,197)

Deferred tax asset, net of valuation allowance	82,327	49,084
Deferred tax liabilities:
Fair value in excess of tax basis of holdings of New GM Securities	(71,560)	(49,084)
Accrued dividends and interest	(10,767)	—

Gross deferred tax liabilities	(82,327)	(49,084)

Net deferred tax liability	$—	$—

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

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2014 and 2013 with the Internal Revenue Service using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code and the statutory notification period set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax returns for the years ended March 31, 2014 and prior years have expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the years ended March 31, 2014 and prior years are no longer subject to examination by the Internal Revenue Service. However, remaining capital loss carryovers that were generated in those years combined with capital losses generated in the year ended March 31, 2015, from the new tax position, which aggregate $187.1 million, along with net operating loss carryovers generated through March 31, 2015 aggregating $86.2 million, could be subject to examination by the Internal Revenue Service in subsequent years when those losses are utilized. The capital loss carryovers begin to expire on March 31, 2017 and the net operating loss carryovers begin to expire on March 31, 2032. These loss carryovers in the aggregate result in a deferred tax asset of $108.2 million (reflected in the table above).

A full valuation allowance against net deferred tax assets aggregating $36.0 million and $71.2 million was established as of March 31, 2015 and 2014, respectively, due to uncertainty as to whether the deferred tax assets are realizable. The valuation allowance as of March 31, 2015 was decreased by $35.2 million from the full valuation allowance against net deferred tax assets established as of March 31, 2014. The valuation allowance was increased by $71.2 million during the year ended March 31, 2014. Realization of the net deferred tax assets is primarily dependent upon the generation of taxable gains upon the distribution or sale of New GM Securities in the future, which is not determinable prior to occurrence.

10. Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and will continue to receive certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company, as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the years ended March 31, 2015, 2014 and 2013.

In addition, Wilmington Trust Company has also entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. The fees and commissions charged by Wilmington Trust Company and its affiliates pursuant to these arrangements are consistent with the standard fees and commissions charged by Wilmington Trust Company to unrelated third-parties in negotiated transactions. During the years ended March 31, 2015, 2014 and 2013, the total amount of such fees and commissions was approximately $35,000, $53,000, and $147,000, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

During the fiscal period covered by this report, the management of the GUC Trust, with the participation of a Vice President of the GUC Trust Administrator, completed an evaluation of the effectiveness of the design and operation of the GUC Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934, as amended). Based on this evaluation, the GUC Trust’s management, including that Vice President of the GUC Trust Administrator, has concluded that, as of the end of the fiscal period covered by this report, the GUC Trust’s disclosure controls and procedures were effective.

The GUC Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities and Exchange Act of 1934, as amended). During the fiscal period covered by this report, the management of the GUC Trust, with the participation of a Vice President of the GUC Trust Administrator, conducted an evaluation of the effectiveness of its internal control over financial reporting, based on the framework in “Internal Control– Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the GUC Trust’s management has concluded that, as of March 31, 2015, the GUC Trust’s internal control over financial reporting was effective. This annual report does not include an auditor’s attestation report regarding internal control over financial reporting, because the GUC Trust is a non-accelerated filer and is therefore not subject to such auditor attestation requirements under applicable rules of the Securities and Exchange Commission.

Aside from improvements made in connection with the documentation and testing of internal control over financial reporting as part of the foregoing evaluation, during the fiscal year ended March 31, 2015, no other change occurred that materially affected, or is reasonably likely to materially affect, the GUC Trust’s internal control over financial reporting.

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

Pursuant to the No Action Letter, in response to Item 401 of Regulation S-K, this Form 10-K includes disclosure relating to certain individuals who are employed by the GUC Trust Administrator and GUC Trust Monitor, respectively, in a leadership capacity with respect to the administration by the GUC Trust Administrator and the monitorship by the GUC Trust Monitor, respectively, with regard to the GUC Trust:

•	David Allen Vanaskey, Jr., 50, is a vice-president in the Capital Markets Division of Wilmington Trust Company. At Wilmington Trust Company, he has management and account responsibilities in asset financing, equipment financing and restructuring and default products. David Vanaskey has worked in the financial services industry for over 25 years. He has specialized in asset securitizations, equipment financings, corporate lending and project finance transactions. He has participated in Chapter 11 restructurings, creditor committee participation, liquidations, and disbursements. Most recently he was the Indenture Trustee in the General Motors unsecured public debt transactions and chaired the committee for unsecured creditors in the General Motors bankruptcy.

•	Conor P. Tully, 43, is a senior managing director in the Corporate Finance/Restructuring practice of FTI Consulting, Inc. Mr. Tully has more than 20 years of experience in providing clients with strategic planning, merger and acquisition advisory and business advisory services in both distressed and healthy company situations. For the past 17 years, Mr. Tully has specialized in providing restructuring services to companies, financial institutions and creditors in the troubled company environment, including both formal Chapter 11 proceedings and out-of-court workout situations. Mr. Tully’s industry experience includes the automotive, financial services, consumer products, telecom, metals, energy and manufacturing industries. Prior to joining FTI Consulting, Inc. in October, 2004, Mr. Tully was a director in the restructuring practice of Ernst & Young Corporate Finance LLC. Mr. Tully holds a B.A. in accountancy from Manhattan College. He is a certified public accountant, a certified insolvency and restructuring advisor, a certified turnaround professional, and is accredited in business valuation. Mr. Tully is also a member of the American Bankruptcy Institute, the American Institute of Certified Public Accountants, the Association of Insolvency and Restructuring Advisors, and the Turnaround Management Association.

Item 11.	Executive Compensation.

Under the GUC Trust Agreement, the GUC Trust Administrator is entitled to receive fair and reasonable compensation for its services, to be paid out of the Administrative Fund in accordance with the Budget prior to the final distribution date. The GUC Trust Administrator is entitled, without the need for approval of the Bankruptcy Court, to reimburse itself from the Administrative Fund on a monthly basis for such compensation and all reasonable out-of-pocket expenses actually incurred in the performance of duties in accordance with the GUC Trust Agreement and the Budget. In addition, to the extent the Administrative Fund is not sufficient to provide the GUC Trust Administrator with fair and reasonable compensation for its services or for reasonable out-of-pocket expenses, the GUC Trust Administrator will be paid out of the Other Administrative Cash in accordance with Section 6.1 of the GUC Trust Agreement. During the fiscal year ended March 31, 2015, the GUC Trust Administrator received compensation of approximately $3.6 million under the GUC Trust Agreement and expense reimbursements of approximately $45 thousand.

Under the GUC Trust Agreement, the GUC Trust Monitor is entitled to receive fair and reasonable compensation for its services, to be paid out of the Administrative Fund, in accordance with the Budget. The GUC Trust Monitor is entitled, without the need for approval of the Bankruptcy Court, to direct the GUC Trust Administrator to reimburse the GUC Trust Monitor from the Administrative Fund on a monthly basis, for such compensation and all reasonable out-of-pocket expenses actually incurred in the performance of duties in accordance with the GUC Trust Agreement, consistent with the Budget prepared pursuant to Section 6.4 of the GUC Trust Agreement. In addition, to the extent the Administrative Fund is not sufficient to provide the GUC Trust Monitor with fair and reasonable compensation for its services or for reasonable out-of-pocket expenses, it will be paid out of the Other Administrative Cash in accordance with Section 6.1 of the GUC Trust Agreement. During the fiscal year ended March 31, 2015, the GUC Trust Monitor received compensation of approximately $1.7 million under the GUC Trust Agreement and expense reimbursements of approximately $3 thousand.

As noted above, the GUC Trust has no officers, directors or employees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Disclosure under this item is not required, pursuant to the No Action Letter.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and will continue to receive certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the year ended March 31, 2015.

In addition, Wilmington Trust Company has also entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. The fees and commissions charged by Wilmington Trust Company and its affiliates pursuant to these arrangements are consistent with the standard fees and commissions charged by Wilmington Trust Company to unrelated third-parties in negotiated transactions. During the fiscal year ended March 31, 2015, the total amount of such fees and commissions was approximately $35,000.

Item 14.	Principal Accounting Fees and Services.

Fees for professional services provided by Plante & Moran, PLLC, the GUC Trust’s independent auditors, in each of the years ended March 31, 2015 and 2014, in each of the following categories, including related expenses, are as follows:

	Year Ended March 31,
	2015	2014
Audit Fees (1)	$215,464	$268,211
Audit-Related Fees	—	—
Tax Fees (2)	19,786	19,709
All Other Fees	—	—

Total	$235,250	$287,920

(1)	Consists of fees for the audit of the GUC Trust’s annual financial statements, review of the GUC Trust’s Form 10-K, review of quarterly financial statements included in the GUC Trust’s Forms 10-Q, and review of Form 8-K filings.
(2)	Includes fees for preparation of the GUC Trust’s federal income tax return for the fiscal years ended March 31, 2014 and 2013, preparation of amended MLC state income tax returns, and assistance with other MLC tax compliance matters.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the annual report on Form 10-K of Motors Liquidation Company GUC Trust, for the fiscal year ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Net Assets in Liquidation (Liquidation Basis) as of March 31, 2015 and 2014, (ii) Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the years ended March 31, 2015, 2014, and 2013, (iii) Statements of Cash Flows (Liquidation Basis) for the years ended March 31, 2015, 2014, and 2013 and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 22, 2015

MOTORS LIQUIDATION COMPANY GUC TRUST

By: Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

By:	/s/ David A. Vanaskey
Name:	David A. Vanaskey
Title:	Vice President of Wilmington Trust Company

EXHIBIT INDEX

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the annual report on Form 10-K of Motors Liquidation Company GUC Trust, for the fiscal year ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Net Assets in Liquidation (Liquidation Basis) as of March 31, 2015 and 2014, (ii) Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the years ended March 31, 2015, 2014 and 2013, (iii) Statements of Cash Flows (Liquidation Basis) for the years ended March 31, 2015, 2014 and 2013, and (iv) Notes to Financial Statements.