Form 10-Q
period 2015-06-30
Motors Liquidation Co
filed 2015-08-11
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

*	The registrant is not required to file reports pursuant to Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934, but has filed all reports required pursuant to the no-action letter of the Securities and Exchange Commission to the registrant dated May 23, 2012.

MOTORS LIQUIDATION COMPANY GUC TRUST

FORM 10-Q TABLE OF CONTENTS

Item 1.	Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	June 30, 2015	March 31, 2015
	Unaudited
ASSETS
Cash and Cash Equivalents	$20,286	$37,483
Marketable Securities	47,869	30,944
Accrued Dividends on Holdings of New GM Common Stock (Note 3)	—	26,524
Holdings of New GM Securities (Note 5)	790,767	917,977
Other Assets and Deposits	1,514	1,038

TOTAL ASSETS	860,436	1,013,966
LIABILITIES
Accounts Payable and Other Liabilities	5,448	4,832
Liquidating Distributions Payable (Note 4)	14,645	7,714
Reserves for Residual Wind-Down Claims (Note 7)	23,840	25,406
Reserves for Expected Costs of Liquidation (Note 7)	30,118	31,278

TOTAL LIABILITIES	74,051	69,230

NET ASSETS IN LIQUIDATION (Note 3)	$786,385	$944,736

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Net Assets in Liquidation, beginning of period	$944,736	$1,064,494
Increase (decrease) in net assets in liquidation:
Net additions to reserves for Expected Costs of Liquidation	(2,331)	(1,844)
Liquidating distributions (Note 4)	(7,140)	(10,278)
Net change in fair value of holdings of New GM Securities	(127,008)	69,030
Dividends and interest income (net reversal) (Note 3)	(21,872)	9,334

Net (decrease) increase in net assets in liquidation	(158,351)	66,242

Net Assets in Liquidation, end of period	$786,385	$1,130,736

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Cash flows from (used in) operating activities
Cash receipts from dividends and interest	$4,124	$4,606
Cash paid for professional fees, governance costs and other administrative costs	(3,339)	(2,623)
Cash paid for Residual Wind-Down Claims	(1,052)	(510)
Cash paid for distributions	(6)	(84)

Net cash flows (used in) from operating activities	(273)	1,389
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(37,878)	(30,529)
Cash from maturities and sales of marketable securities	20,954	35,605

Net cash flows (used in) from investing activities	(16,924)	5,076
Cash flows from financing activities
Cash from sale of New GM Securities for distribution	—	66

Net cash flows from financing activities	—	66

Net (decrease) increase in cash and cash equivalents	(17,197)	6,531
Cash and cash equivalents, beginning of period	37,483	14,932

Cash and cash equivalents, end of period	$20,286	$21,463

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

June 30, 2015

1.	Description of Trust and Reporting Policies

The Motors Liquidation Company GUC Trust (“GUC Trust”) is a successor to Motors Liquidation Company (formerly known as General Motors Corp.) (“MLC”) for the purposes of Section 1145 of the United States Bankruptcy Code (“Bankruptcy Code”). The GUC Trust holds and directs the distribution of, and pending such distribution administers, certain assets pursuant to the terms and conditions of the Second Amended and Restated Motors Liquidation Company GUC Trust Agreement (the “GUC Trust Agreement”), dated as of July 30, 2015 and as amended from time to time, and pursuant to the Second Amended Joint Chapter 11 Plan (the “Plan”), dated March 18, 2011, of MLC and its debtor affiliates (collectively, along with MLC, the “Debtors”), for the benefit of holders of allowed general unsecured claims against the Debtors (“Allowed General Unsecured Claims”).

The GUC Trust was formed on March 30, 2011, as a statutory trust under the Delaware Statutory Trust Act, for the purposes of implementing the Plan and distributing the GUC Trust’s distributable assets. Wilmington Trust Company serves as trustee and trust administrator of the GUC Trust (in such capacity, and not in its individual capacity, the “GUC Trust Administrator”), and FTI Consulting, Inc. serves as trust monitor of the GUC Trust (in such capacity, and not in its individual capacity, the “GUC Trust Monitor”). Subject to qualifications effected by the July 2, 2015 Order (as defined below), the Plan generally provides for the distribution of certain shares of common stock (“New GM Common Stock”) of the new General Motors Company, formerly known as NGMCO, Inc. (“New GM”) and any associated Dividend Cash (as defined below), and certain warrants for the purchase of shares of such stock (the “New GM Warrants,” and, together with the New GM Common Stock, the “New GM Securities”) to holders of Allowed General Unsecured Claims pro rata by the amount of such claims. In addition, subject to qualifications effected by the July 2, 2015 Order, the Plan provides that each holder of an Allowed General Unsecured Claim will obtain, in the form of GUC Trust Units (as defined below), a contingent right to receive, on a pro rata basis, additional shares of New GM Common Stock (and associated Dividend Cash) and New GM Warrants (if and to the extent such New GM Common Stock and New GM Warrants are not required for the satisfaction of previously Disputed General Unsecured Claims (as defined in Note 2), Term Loan Avoidance Action Claims (as defined in Note 2) or liquidation for the payment of the expenses and liabilities of the GUC Trust), or the proceeds thereof, and certain cash, if any, remaining at the dissolution of the GUC Trust.

By order dated July 2, 2015 (the “July 2, 2015 Order”), the Bankruptcy Court approved the conversion of the GUC Trust’s holdings of New GM Securities into cash. To effect such conversion, on July 7, 2015, the GUC Trust converted all of its holdings of New GM Warrants into New GM Common Stock in a cashless exercise. The final amount of New GM Common Stock received by the GUC Trust in respect of the exercised New GM Warrants was slightly higher than previously reported on the GUC Trust’s Current Report on Form 8-K dated July 24, 2015. In total, the GUC Trust converted (i) 10,352,556 New GM Series A Warrants (defined below) into 7,407,155 shares of New GM Common Stock, and (ii) 10,352,556 New GM Series B Warrants (defined below) into 4,953,635 shares of New GM Common Stock. Thereafter, the GUC Trust sold all of its holdings of New GM Common Stock for net proceeds aggregating $741.7 million, having completed all such sales on August 5, 2015. As a result, all distributions by the GUC Trust thereafter in respect of any Allowed General Unsecured Claims (including in respect of the GUC Trust Units) will be made solely in cash. Pursuant to the July 2, 2015 Order, the proceeds of such liquidations (net of applicable costs, fees, and expenses paid in respect thereof) were allocated to the beneficiaries of the GUC Trust on a pro rata basis in the following manner:

(a)	A GUC Trust beneficiary’s entitlement to a particular number of New GM Warrants that were exercised was converted into an entitlement to receive the number of shares of New GM Common Stock into which such New GM Warrants were exercised. Such conversions were .71549 shares of New GM Common Stock for each New GM Series A Warrant and .47849 shares of Common Stock for each New GM Series B Warrant; and

(b)	A GUC Trust beneficiary’s entitlement to a particular number of shares of New GM Common Stock that were liquidated (including the exercised New GM Warrants as set forth above), was converted into an entitlement to receive an amount of cash equal to the weighted average sales price (net of any applicable costs, fees, and expenses paid in respect thereof) of all of the New GM Common Stock sold, multiplied by the number of shares of New GM Common Stock to which such GUC Trust beneficiary would otherwise be entitled (including exercised New GM Warrants as set forth above). Such weighted average sales price for the GUC Trust’s holdings of New GM Common Stock that were sold subsequent to June 30, 2015 was $31.23 per share.

Following the liquidation described above, the GUC Trust invested a portion of the proceeds in certain marketable securities as permitted under the GUC Trust Agreement. The amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries is referred to herein as “Distributable Cash.”

The GUC Trust exists solely for the purpose of resolving claims, distributing New GM Securities or Distributable Cash (and associated Dividend Cash) and winding down the affairs of MLC, all in accordance with a plan of liquidation of MLC approved by the Bankruptcy Court and the July 2, 2015 Order. Accordingly, the GUC Trust has prepared the accompanying financial statements on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Under the liquidation basis of accounting, assets are stated at their estimated realizable value, which is the non-discounted amount of cash into which an asset is expected to be converted during the liquidation period, while liabilities continue to be recognized at the amount required by other U.S. GAAP, and are not remeasured to reflect any anticipation that an entity will be legally released from an obligation. Additionally, under the liquidation basis of accounting, a reserve is established for estimated costs expected to be incurred during the liquidation period. Such costs are accrued when there is a reasonable basis for estimation. Also, an accrual is made for estimated income or cash expected to be received over the liquidation period to the extent that a reasonable basis for estimation exists. These estimates are periodically reviewed and adjusted as appropriate. The valuation of assets at realizable value, the accrual for interest income on marketable securities and dividends on the GUC Trust’s holdings of New GM Common Stock expected to be received over the liquidation period, reserves for residual wind-down claims and reserves for expected liquidation costs represent estimates, are based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change. As described above, the GUC Trust liquidated all of its holdings of New GM Securities subsequent to June 30, 2015. As described in Note 5, a loss was incurred on such liquidation as a result of a decline in the average trading price of New GM Common Stock subsequent to June 30, 2015 through August 5, 2015, the date of completion of the sales of New GM Common Stock. Under U.S. GAAP, such decline in the trading price of New GM Common Stock has not been reflected in the valuation of the GUC Trust’s holdings of New GM Securities at June 30, 2015 in the accompanying financial statements. Rather, such loss will be recognized in the GUC Trust’s financial statements in the period of liquidation of the New GM Securities.

As described above, the beneficiaries of the GUC Trust are future holders and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units (“Trust Beneficiaries”). As Disputed General Unsecured Claims are resolved and allowed and thereby become Allowed General Unsecured Claims, the holders thereof become entitled to receive liquidating distributions of New GM Securities or Distributable Cash (as defined below) (and the related Dividend Cash) and GUC Trust Units pro rata by the amount of such Claims and, upon such occurrence, the GUC Trust incurs an obligation to distribute such securities or the proceeds thereof and cash. Accordingly, liquidating distributions payable are recorded (at the fair value of such New GM Securities or Distributable Cash and the related Dividend Cash) as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2, liquidating distributions payable would be recorded for the New GM Securities or Distributable Cash and the related Dividend Cash (at fair value) that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence. Prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims or potential Term Loan Avoidance Action Claims. Rather, the beneficial interests of Trust Beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the accompanying financial statements.

The accompanying (a) condensed statement of net assets in liquidation at March 31, 2015, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements. The GUC Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets in liquidation for the three months ended June 30, 2015 are not necessarily indicative of the changes in net assets that may be expected for the full year. The GUC Trust believes that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, the accompanying interim condensed financial statements should be read in conjunction with the GUC Trust’s financial statements for the year ended March 31, 2015 included in Form 10-K filed by the GUC Trust with the Securities and Exchange Commission on May 22, 2015.

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

Pursuant to the GUC Trust Agreement, holders of Disputed General Unsecured Claims have become entitled to receive a distribution of New GM Securities or Distributable Cash from the GUC Trust if, and to the extent that, such Disputed General Unsecured Claims become Allowed General Unsecured Claims. Under the GUC Trust Agreement, the GUC Trust Administrator has the authority to file objections to such Disputed General Unsecured Claims and such claims may be prosecuted through alternative dispute resolution proceedings, including mediation and arbitration (“ADR Proceedings”), if appropriate. As of June 30, 2015, there was one remaining Disputed General Unsecured Claim of approximately $20.0 million, which was subject to pending objections filed by the GUC Trust. In addition, as of June 30, 2015, the GUC Trust held as reserves for Disputed General Unsecured Claims approximately $50.0 million in claim amount that is not associated with any particular claim but which has been set aside by the GUC Trust Administrator as a general claim contingency. See “—Allowed and Disputed Claims” below.

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

GUC Trust Distributable Assets

Pursuant to the terms of the Plan, the Bankruptcy Court authorized the distribution by New GM of 150 million shares of New GM Common Stock, warrants to acquire 136,363,635 newly issued shares of New GM Stock with an exercise price set at $10.00 per share, expiring July 10, 2016 (“New GM Series A Warrants”), and warrants to acquire 136,363,635 newly issued shares of New GM Stock with an exercise price set at $18.33 per share, expiring July 10, 2019 (“New GM Series B Warrants”). Record ownership of the New GM Securities was held by MLC for the benefit of the GUC Trust until the dissolution of MLC on December 15, 2011, at which time record ownership was transferred to the GUC Trust.

As described above, pursuant to the July 2, 2015 Order, during July and August 2015, all of the GUC Trust’s holdings of New GM Securities were liquidated and a portion of the proceeds thereof were invested in certain marketable securities as permitted under the GUC Trust Agreement.

Through June 30, 2015, the GUC Trust received dividends on the New GM Common Stock it held aggregating $24.7 million. Such dividends are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If shares of New GM Common Stock or the applicable portion of Distributable Cash are distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units, then the dividends relating to those shares or Distributable Cash will also be distributed to such holders. If, however, shares of New GM Common Stock are sold by the GUC Trust or Distributable Cash is appropriated in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to those shares or Distributable Cash will be applied to such costs and liabilities of the GUC Trust and (just like the cash proceeds from the sale of the shares of New GM Common Stock or appropriation of Distributable Cash) will be maintained as Other Administrative Cash (as defined below). Because such dividends are applied to the same purposes as the associated New GM Common Stock, references in this Form 10-Q to New GM Common Stock, New GM Securities and Distributable Cash that have been set aside from distribution, reserved or sold should be understood to include the dividends (if any) relating to such New GM Common Stock or Distributable Cash, unless expressly indicated otherwise. The amount of cash and cash equivalents held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock held by the GUC Trust is referred to as Dividend Cash. Such Dividend Cash aggregated $21.2 million at June 30, 2015.

Funding for GUC Trust Costs of Liquidation

The GUC Trust has incurred and will continue to incur certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (the “Administrative Fund”) for the purpose of paying certain fees and expenses (including certain tax obligations) incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for professionals retained by the GUC Trust), other than the Reporting Costs, as defined below (“Wind-Down Costs”). As of June 30, 2015, the remaining Administrative Fund aggregated $8.3 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust (a substantial majority of which will likely not be incurred and, therefore, will likely be returned to the DIP Lenders), and such amounts may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs. Cash or investments from the Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

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

The GUC Trust Agreement provides that, if the GUC Trust Administrator determines that the Administrative Fund is not sufficient to satisfy the current or projected Wind-Down Costs or the Initial Reporting Cash is not sufficient to satisfy the current or projected Reporting Costs, the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to set aside New GM Securities or Distributable Cash from distribution for these purposes. The GUC Trust Administrator may then liquidate such “set aside” New GM Securities or appropriate such Distributable Cash to fund the Wind-Down Costs and/or Reporting Costs with the required approval of the Bankruptcy Court. New GM Securities or Distributable Cash that are set aside and/or sold or appropriated in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and the cash proceeds of any such sale or appropriation of Distributable Cash (including related Dividend Cash) will be classified as “Other Administrative Cash” under the GUC Trust Agreement. Although any such liquidation of set aside New GM Securities has been reflected in the financial statements of the GUC Trust at the time of liquidation, the setting aside of New GM Securities or Distributable Cash, including Dividend Cash, itself is not, and has not been, reflected in the Condensed Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust. Separate from this process of setting aside New GM Securities or Distributable Cash to satisfy unfunded projected costs and expenses of the GUC Trust, as a matter of financial reporting, the GUC Trust records a reserve in its Condensed Statement of Net Assets in Liquidation (the source of funding of which is not addressed therein) for all expected costs of liquidation for which there is a reasonable basis for estimation. For this reason, among others, there is not a direct relationship between the amount of such reserve reflected in the Condensed Statement of Net Assets in Liquidation and the value of any New GM Securities or Distributable Cash that are set aside for current or projected costs and expenses of the GUC Trust. Adjustments to the Reserve for Expected Costs of Liquidation as reported in the Condensed Statement of Net Assets in Liquidation are recorded only when there is a reasonable basis for estimation of the expected incurrence of additional costs or a reduction in expected costs. For more information regarding the Reserves for Expected Costs of Liquidation reflected in the Condensed Statement of Net Assets in Liquidation, see Note 7.

The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund the then current and projected costs and expenses of the GUC Trust. The March 2012 Bankruptcy Court order also authorized the sale of further New GM Securities aggregating $13.7 million for the purpose of funding certain fees, costs and expenses of the Avoidance Action Trust and the transfer of the sale proceeds to the Avoidance Action Trust (such sale proceeds were so transferred in May 2012). Through June 30, 2015, sales of New GM Securities to fund projected Reporting Costs and Wind-Down Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and the Initial Reporting Cash (which amounts comprised part of the GUC Trust’s Other Administrative Cash). Such securities sold aggregated 1,043,801 shares of New GM Common Stock, 948,887 New GM Series A Warrants and 948,887 New GM Series B Warrants. There have been no subsequent sales of securities or appropriation of Distributable Cash to fund Wind-Down Costs and Reporting Costs.

As of June 30, 2015, Other Administrative Cash aggregated $11.2 million. To the extent that any of the Other Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining Other Administrative Cash will be distributed by the GUC Trust to holders of the GUC Trust Units.

As of June 30, 2015, New GM Securities with an aggregate fair market value as of that date of $53.5 million and related Dividend Cash of $1.4 million were set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2015, including $7.6 million set aside for projected income taxes on dividends received on holdings of New GM Common Stock as described below in “Funding for Potential Tax Liabilities on Dispositions of New GM Securities and Dividends on New GM Common Stock”. Accordingly, such New GM Securities were not available for distribution to the beneficiaries of the GUC Trust Units. As described above, subsequent to June 30, 2015, all of the GUC Trust’s holdings of New GM Securities were liquidated and, following such liquidation, set asides for projected GUC Trust fees, costs and expenses are comprised solely of Distributable Cash (and Dividend Cash).

Funding for Potential Tax Liabilities on Dispositions of New GM Securities and Dividends on New GM Common Stock

The GUC Trust is subject to U.S. federal income tax on realized net gains from the distribution and sale of New GM Securities (such taxes, “Taxes on Distribution”). The GUC Trust is also subject to U.S. federal income tax on dividends received on New GM Common Stock held by the GUC Trust (such taxes, “Dividend Taxes”) and will be subject to U.S. federal income tax on investment income earned on Distributable Cash (such taxes, “Investment Income Taxes.” The GUC Trust Agreement provides that the Administrative Fund may not be utilized to satisfy any Taxes on Distribution, Dividend Taxes or Investment Income Taxes. As such, the GUC Trust Administrator is authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities or Distributable Cash in amounts that would be sufficient (upon liquidation of the set aside New GM Securities or appropriation of the set aside Distributable Cash) to satisfy any potential Taxes on Distribution, Dividend Taxes or Investment Income Taxes. The New GM Securities or Distributable Cash that are set aside for Dividend Taxes (and that may be set aside in the future for Investment Income Taxes) are included in the set-aside for Wind-Down Costs described above in “Funding for GUC Trust Costs of Liquidation”. The GUC Trust Administrator may liquidate such set aside New GM Securities or appropriate such set aside Distributable Cash to fund the Taxes on Distribution, Dividend Taxes or Investment Income Taxes with the approval of the GUC Trust Monitor and, with respect to Dividend Taxes and Investment Income Taxes only, with the approval of the Bankruptcy Court. New GM Securities that are set aside and subsequently sold or Distributable Cash that is subsequently appropriated in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and the cash proceeds of any such sale or appropriation of Distributable Cash, along with the related Dividend Cash, will be classified as “Other Administrative Cash” under the GUC Trust Agreement. New GM Securities that have been so set aside are included in Holdings of New GM Securities in the accompanying Statements of Net Assets in Liquidation. Following the liquidation of all New GM Securities in July and August 2015 described above, set aside Distributable Cash will be reflected in cash and cash equivalents and marketable securities until expended to pay Taxes on Distribution, Dividend Taxes or Investment Income Taxes. While the set-aside New GM Securities or Distributable Cash and the related Dividend Cash are not available for distribution, there is no corresponding liability or reserve related to such set-aside assets reflected in the Statements of Net Assets in Liquidation or any of the other financial statements of the GUC Trust.

During the quarter ended June 30, 2015, the GUC Trust Administrator reviewed the current and potential Taxes on Distribution. As a result of such review, the GUC Trust Administrator determined that New GM Securities with an aggregate fair market value (as of June 30, 2015) of $252.4 million and related Dividend Cash of $6.8 million should be set aside for potential Taxes on Distribution based on (1) the GUC Trust’s method for calculating potential gains on distributions or sales of New GM Securities (reduced by certain net operating losses and estimated future deductible expenses at June 30, 2015) and (2) the GUC Trust’s method for converting the potential tax liability to the number of securities to be set aside. As of June 30, 2015, such New GM Securities were not available for distribution to the beneficiaries of GUC Trust Units. As described above, subsequent to June 30, 2015, all of the GUC Trust’s holdings of New GM Securities were liquidated and, following such liquidation, set asides for potential Taxes on Distribution and Dividend Taxes are comprised solely of Distributable Cash (and Dividend Cash). The GUC Trust Administrator intends to continue to reevaluate the numbers of New GM Securities or Distributable Cash set aside on a quarterly basis.

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

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2015, 2014 and 2013 with the Internal Revenue Service using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code and the statutory notification periods set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax return for the year ended March 31, 2014 and prior years have expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the years ended March 31, 2014 and prior years are no longer subject to examination by the Internal Revenue Service. However, remaining capital loss carryovers that were generated in those years, combined with capital losses generated in the year ended March 31, 2015 and the quarter ended June 30, 2015, from the new tax position, which aggregate $187.0 million, along with net operating loss carryovers generated through June 30, 2015 aggregating $86.6 million, could be subject to examination by the Internal Revenue Service in subsequent years when those losses are utilized.

In contrast to the GUC Trust’s financial statements, as a conservative measure, the calculation of the “set aside” of New GM Securities or Distributable Cash for potential Taxes on Distribution utilizes the prior tax position rather than the new tax position to the extent that the GUC Trust’s liability for Taxes on Distribution has not been finally determined in accordance with Section 505(b) of the Bankruptcy Code or the new tax position has not been sustained on examination by the Internal Revenue Service. Accordingly, the potential tax liability for the GUC Trust’s U.S. federal income tax returns for the year ending March 31, 2015 and subsequent years is calculated, for purposes of the “set aside” of New GM Securities or Distributable Cash for potential Taxes on Distribution, using the prior tax position rather than the new tax position. In addition, the “set aside” calculation does not recognize any reductions related to remaining net operating loss carryovers or capital loss carryovers for losses on distributions or sales of New GM Securities that are attributable to the March 31, 2015 tax year or prior tax years, until such carryovers are utilized and such utilization is finally determined in accordance with Section 505(b) of the Bankruptcy Code or the new tax position has been sustained on examination by the Internal Revenue Service.

With respect to Dividend Taxes, prior to the quarter ended March 31, 2015, the set aside for Dividend Taxes was based on (a) dividends received by the GUC Trust on its holdings of New GM Common Stock and (b) dividends that were declared but not yet paid by New GM and expected to be received by the GUC Trust on its holdings of New GM Common Stock. No additional set aside of New GM Securities was made for any potential dividends to be declared by New GM in the future. For the quarter ended March 31, 2015, the GUC Trust Administrator, in consultation with Trust Professionals, determined that it was necessary to increase the set aside for Wind-Down Costs in an amount sufficient, in the reasonable estimation of the GUC Trust Administrator, to cover estimated Dividend Taxes associated with anticipated potential future dividends estimated to be declared by New GM in the future and to be received by the GUC Trust on its holdings of New GM Common Stock through December 2016. For the quarter ended June 30, 2015, no such potential future dividends are anticipated to be received by the GUC Trust due to the sale of all of the GUC Trust’s holdings of New GM Common Stock in July and August 2015 as described above. Accordingly, the set aside for Wind-Down Costs at June 30, 2015 no longer includes estimated Dividend Taxes on future dividends. For additional information, see “Net Assets in Liquidation—New GM Securities or Distributable Cash Set Aside from Distribution” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

Residual Wind-Down Claims and Costs

Upon the dissolution of the Debtors, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining disputed administrative expenses, priority tax claims, priority non-tax claims and secured claims (the “Residual Wind-Down Claims”). On December 15, 2011, under the Plan, the Debtors transferred to the GUC

Trust an amount of assets necessary (the “Residual Wind-Down Assets”) to satisfy the ultimate allowed amount of such Residual Wind-Down Claims (including certain reasonable litigation defense costs related to the Term Loan Avoidance Action (the “Avoidance Action Defense Costs”)), as estimated by the Debtors, and the costs, fees and expenses relating to satisfying and resolving the Residual Wind-Down Claims (the “Residual Wind-Down Costs”). The Residual Wind-Down Assets initially aggregated approximately $42.8 million (which amount consisted of approximately $40.0 million in cash, including approximately $1.4 million designated for the payment of Avoidance Action Defense Costs, and the transferred benefit of approximately $2.8 million in prepaid expenses). Should the Residual Wind-Down Costs and the Residual Wind-Down Claims be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. If, at any time, the GUC Trust Administrator determines that the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims (including the actual amount of Avoidance Action Defense Costs) and Residual Wind-Down Costs, such costs will be satisfied by Other Administrative Cash. If there is no remaining Other Administrative Cash, the GUC Trust Administrator is authorized to, with GUC Trust Monitor approval, set aside and, with Bankruptcy Court approval, sell New GM Securities or appropriate Distributable Cash to cover the shortfall. To the extent that New GM Securities or Distributable Cash are set aside and sold or appropriated to obtain funding to complete the wind-down of the Debtors, such securities or Distributable Cash will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Costs could reduce the assets of the GUC Trust available for distribution. Although any such sale of set-aside New GM Securities or appropriation of Distributable Cash would be reflected in the financial statements of the GUC Trust in the period of sale or appropriation, the setting aside of New GM Securities or Distributable Cash and related Dividend Cash itself would not be reflected in the Condensed Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust. After the GUC Trust has concluded its affairs, any funds remaining that were obtained from the sale of New GM Securities or appropriation of Distributable Cash to fund the wind-down process or the resolution and satisfaction of the Residual Wind-Down Claims will be distributed to the holders of the GUC Trust Units.

The amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $5.5 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. It is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise to be paid from the other remaining Residual Wind-Down Assets and, following the depletion of such assets, the Administrative Fund (to the extent of any excess amounts remaining in the Administrative Fund from the funds designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust), Other Administrative Cash or the appropriation of Distributable Cash. As of June 30, 2015, $27.2 million in Residual Wind-Down Assets were held by the GUC Trust, which are recorded in cash and cash equivalents and marketable securities (aggregating approximately $27.1 million) and other assets and deposits (approximately $0.1 million) in the accompanying Condensed Statement of Net Assets in Liquidation. By comparison, there were approximately $0.5 million in Residual Wind-Down Claims against such assets as of June 30, 2015, subject to increase for new Residual Wind-Down Claims that are expected to arise for Avoidance Action Defense Costs.

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) $1.4 million in respect of certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC (the “Indenture Trustee / Fiscal and Paying Agent Costs”), and (ii) $2.0 million in respect of Reporting Costs. The funds received were credited to the reserve for expected costs of liquidation. Any unused portion of the funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of June 30, 2015, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs held by the GUC Trust approximated $0.4 million and are recorded in cash and cash equivalents in the accompanying Condensed Statement of Net Assets in Liquidation.

3.	Net Assets in Liquidation

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. Certain assets of the GUC Trust are reserved for funding the expected costs of liquidation and potential tax liabilities and are currently not available to the Trust Beneficiaries. Other assets of the GUC Trust, primarily Holdings of New GM Securities, as described in Notes 1 and 5, have been available to be distributed to the Trust Beneficiaries (“GUC Trust Distributable Assets”) in accordance with the Plan and the GUC Trust Agreement. As described in Notes 1 and 5, subsequent to June 30, 2015, all of the GUC Trust’s holdings of New GM Securities were liquidated and a portion of the proceeds thereof were invested in certain marketable securities as permitted under the GUC Trust Agreement. The amounts of net assets in liquidation presented in the accompanying Condensed Statements of Net Assets in Liquidation at June 30, 2015 and March 31, 2015, correspond to the amounts of GUC Trust Distributable Assets as of June 30, 2015 and March 31, 2015, after certain adjustments.

Accrued Dividends on Holdings of New GM Common Stock

As of March 31, 2015, the GUC Trust accrued approximately $22.4 million in estimated dividends expected to be declared by New GM in the future and received by the GUC Trust on its holdings of New GM Common Stock over its estimated remaining liquidation period. Subsequent thereto, based on a determination that it would be in the best interests of Trust Beneficiaries, the GUC Trust made the determination to file a motion with the Bankruptcy Court seeking authority to liquidate all or substantially all of the GUC Trust’s holdings of New GM Securities. Such motion was approved by the Bankruptcy Court in the July 2, 2015 Order described above and all of the GUC Trust’s holdings of New GM Securities were liquidated in July and August 2015. Accordingly, the GUC Trust no longer expects to receive dividends on New GM Common Stock. Accordingly, previously accrued estimated future dividends have been reversed and no accrual of additional dividends has been made as of June 30, 2015.

Trust Units

As described in Note 1, under the Plan, each holder of an Allowed General Unsecured Claim retains a contingent right to receive, on a pro rata basis, additional shares of New GM Common Stock and New GM Warrants or Distributable Cash (if and to the extent not required for the satisfaction of previously Disputed General Unsecured Claims or potential Term Loan Avoidance Action Claims, or liquidation or appropriation for the payment of the expenses or tax liabilities of the GUC Trust) and certain cash, if any, remaining at the dissolution of the GUC Trust. The GUC Trust issues units representing such contingent rights (“GUC Trust Units”) at the rate of one GUC Trust Unit per $1,000 of Allowed General Unsecured Claims to each holder of an Allowed General Unsecured Claim, subject to rounding pursuant to the GUC Trust Agreement, in connection with the initial recognition of each Allowed General Unsecured Claim.

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

As of June 30, 2015, GUC Trust Units aggregating 31,853,702 were outstanding. Such number represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units and New GM Securities. There were no GUC Trust Units issued during the three months ended June 30, 2015.

Allowed and Disputed Claims

The total cumulative pro rata liquidating distributions ultimately received by Trust Beneficiaries is dependent upon the current amount of Allowed General Unsecured Claims and final resolution of outstanding Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims (as described in Note 2). Disputed General Unsecured Claims at June 30, 2015 reflect claim amounts at their originally filed amounts, a court ordered distribution “set aside” for certain claims filed without a claim amount and other adjustments as ordered by the court or permitted by the Plan. The Disputed General Unsecured Claims may settle at amounts that differ significantly from these amounts and at amounts that differ significantly from the historical pattern at which claims have been settled and allowed in proportion to claims resolved and disallowed. As described in Note 1, prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims. Liquidating distributions payable are recorded (at the fair value of New GM Securities or Distributable Cash to be distributed) as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2, liquidating distributions payable would be recorded for the New GM Securities or Distributable Cash (at fair value) that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence.

The following table presents a summary of the Allowed and Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims for the three months ended June 30, 2015:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claim Amount (2)
Total, March 31, 2015	$31,853,630	$70,000	$1,500,000	$1,570,000	$33,423,630
New Allowed General Unsecured Claims, net	—	—	—	—	—
Disputed General Unsecured Claims resolved or disallowed	—	—	—	—	—

Total, June 30, 2015	$31,853,630	$70,000	$1,500,000	$1,570,000	$33,423,630

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

4.	Liquidating Distributions

Liquidating distributions in the three months ended June 30, 2015 consisted of the following:

(in thousands)	Fair Value
Distributions during the period	$209
Less: Liquidating distributions payable at March 31, 2015	(7,714)
Add: Liquidating distributions payable at June 30, 2015	14,645

Total	$7,140

The distributions during the three months ended June 30, 2015 consisted of distributions to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements.

The GUC Trust was obligated at June 30, 2015 to distribute 204,336 shares of New GM Stock, 185,686 of New GM Series A Warrants, and 185,686 of New GM Series B Warrants in the aggregate to the following: (1) holders of GUC Trust Units for excess distributions payable and (2) certain holders of Allowed General Unsecured Claims who had not then satisfied certain informational requirements necessary to receive these securities. As described in Notes 1 and 5, subsequent to June 30, 2015, the GUC Trust liquidated all of its holdings of New GM Securities. Following such liquidation, the GUC Trust was obligated to distribute Distributable Cash aggregating $13.3 million in lieu of such New GM Securities. In addition, as of June 30, 2015, cash of $0.4 million was then distributable as follows: (a) for Dividend Cash associated with the New GM Common Stock that the GUC Trust was obligated to distribute, (b) to governmental entities which are precluded by applicable law from receiving distributions of New GM Securities, and (c) for distributions in lieu of fractional shares and warrants.

5.	Holdings of New GM Securities

At June 30, 2015, the Holdings of New GM Securities, at fair value, consisted of the following:

	Number	Fair Value (in thousands)
New GM Common Stock	11,388,041	$379,563
New GM Series A Warrants	10,352,556	246,081
New GM Series B Warrants	10,352,556	165,123

Total		$790,767

As described in Note 4, as of June 30, 2015, the GUC Trust had accrued liquidating distributions payable aggregating $14.6 million, consisting of $14.2 million in respect of New GM Securities and cash of $0.4 million then distributable. As a result, the numbers of New GM Securities reflected above include shares and warrants for which liquidating distributions were then pending. As of June 30, 2015, these securities for which distributions were then pending aggregated 204,336 shares of New GM Common Stock, 185,686 Series A Warrants and 185,686 Series B Warrants.

As of June 30, 2015, the number of common stock shares and warrants in the table above also includes New GM Securities aggregating $53.5 million (excluding related Dividend Cash) reserved, or set aside, for projected GUC Trust fees, costs and expenses to be incurred beyond 2015 (including $7.4 million for projected Dividend Taxes) and $252.4 million (excluding related Dividend Cash) of New GM Securities reserved, or set aside, for potential Taxes on Distribution. As a result, as of June 30, 2015, the numbers of New GM Securities in the table above include an aggregate of 4,406,295 shares of New GM Common Stock, 4,005,697 New GM Series A Warrants, and 4,005,697 New GM Series B Warrants which have been so set aside.

Set forth below are the aggregate number and fair value of all such shares and warrants which were pending distribution or were reserved, or set aside, and were not available for distribution at June 30, 2015.

	Number	Fair Value (in thousands)
New GM Common Stock	4,610,631	$153,672
New GM Series A Warrants	4,191,383	99,629
New GM Series B Warrants	4,191,383	66,853

Total		$320,154

As described in Note 1, during July and August 2015, the GUC Trust liquidated all of its holdings of New GM Securities for gross and net proceeds of $742.5 million and $741.7 million, respectively. The table below presents pro forma net assets in liquidation at June 30, 2015, and the pro forma decrease in net assets in liquidation for the three months ended June 30, 2015, as if the liquidation of the New GM Securities occurred during the three months ended June 30, 2015. The pro forma adjustment reflects the loss on the liquidation of the New GM Securities as measured by the excess of the fair value of the New GM Securities at June 30, 2015 over the gross proceeds from the liquidation of such securities during July and August 2015. The pro forma adjustment reflects the gross proceeds in calculating such loss because the expected costs of liquidation of the New GM Securities were included in the reserve for expected costs of liquidation recognized at June 30, 2015.

	Net Assets in Liquidation - June 30, 2015 (in thousands)	Net Decrease in Net Assets in Liquidation - Three months ended June 30, 2015 (in thousands)
As reported	$786,385	$(158,351)

Pro forma adjustment – loss on liquidation of New GM Securities in July and August 2015	(48,221)	(48,221)

Pro forma as adjusted	$738,164	$(206,572)

6.	Fair Value Measurements

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

Level 3—Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs at June 30, 2015 and March 31, 2015.

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

The following table presents information about the GUC Trust’s assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and March 31, 2015, and the valuation techniques used by the GUC Trust to determine those fair values.

	June 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$15,086	$—	$—	$15,086
Marketable Securities:
Municipal commercial paper and demand notes	—	10,500	—	10,500
Corporate commercial paper	—	37,369	—	37,369
Holdings of New GM Securities:
New GM Common Stock	379,563	—	—	379,563
New GM Warrants	411,204	—	—	411,204

Total Assets	$805,853	$47,869	$—	$853,722

Liabilities:
Liquidating distributions payable	$14,645	$—	$—	$14,645

	March 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$19,150	$—	$—	$19,150
Marketable Securities:
Municipal commercial paper and demand notes	—	12,064	—	12,064
Corporate commercial paper	—	18,880	—	18,880
Holdings of New GM Securities:
New GM Common Stock	427,151	—	—	427,151
New GM Warrants	490,826	—	—	490,826

Total Assets	$937,127	$30,944	$—	$968,071

Liabilities:
Liquidating distributions payable	$7,714	$—	$—	$7,714

The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value:

•	Due to its short-term, liquid nature, the fair value of cash equivalents approximates its carrying value.

•	Holdings of New GM Securities are valued at closing prices reported on the active market on which the securities are traded.

•	Marketable securities include municipal commercial paper and variable demand notes and corporate commercial paper. Municipal variable demand notes trade daily at par value and, therefore, their fair value is equal to par value. Due to their short term maturities, the fair value of municipal and corporate commercial paper approximates their carrying value.

•	Liquidating distributions payable are valued at closing prices of New GM Securities reported on the active market on which the securities are traded.

The GUC Trust’s policy is to recognize transfers between levels of the fair value hierarchy as of the actual date of the event of change in circumstances that caused the transfer. There were no such transfers during the three months ended June 30, 2015 and the year ended March 31, 2015.

7.	Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims

The following is a summary of the activity in the reserves for expected costs of liquidation for the three months ended June 30, 2015 and 2014:

	Three months ended June 30, 2015
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2015	$21,089	$8,602	$364	$—	$1,223	$31,278
Plus additions to reserves	1,447	884	—	—	—	2,331
Less liquidation costs incurred:
Trust Professionals	(1,364)	(754)	—	—	(2)	(2,120)
Trust Governance	(818)	(450)	(17)	—	—	(1,285)
Other Administrative Expenses	(10)	(76)	—	—	—	(86)

Balance, June 30, 2015	$20,344	$8,206	$347	$—	$1,221	$30,118

	Three months ended June 30, 2014
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2014	$22,529	$12,235	$464	$—	$1,258	$36,486
Plus additions to (reductions in) reserves	2,437	(593)	—	—	—	1,844
Less liquidation costs incurred:
Trust Professionals	(1,526)	(585)	—	—	(20)	(2,131)
Trust Governance	(917)	(453)	(18)	—	—	(1,388)
Other Administrative Expenses	(10)	(121)	—	—	—	(131)

Balance, June 30, 2014	$22,513	$10,483	$446	$—	$1,238	$34,680

During the three months ended June 30, 2015, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased by $1.4 million and $0.9 million, respectively. During the three months ended June 30, 2014, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased by $2.4 million and decreased by $0.6 million, respectively. Such revisions in the estimates were recorded as additions to (reductions in) the reserves for expected costs of liquidation in such periods. The GUC Trust has recorded reserves for expected costs of liquidation that represent amounts expected to be incurred over the estimated remaining liquidation period of the GUC Trust for which there was a reasonable basis for estimation as of June 30, 2015.

The amount of liquidation costs that will ultimately be incurred depends both on the time period and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of June 30, 2015, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through February 2017, which has been estimated predominately on a probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust. It is possible that future developments in the Term Loan Avoidance Action could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond February 2017. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period could change in the near term.

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

The following is a summary of the activity in the reserves for Residual Wind-Down Claims for the three months ended June 30, 2015 and 2014:

(in thousands)	2015	2014
Balance, beginning of period	$25,406	$28,698
Less claims allowed during the period	(1,566)	(363)

Balance, end of period	$23,840	$28,335

8.	Income Tax Provision

The income tax provision in the Condensed Statements of Changes in Net Assets in Liquidation for the three months ended June 30, 2015 and 2014 was determined by computing the current and deferred tax provisions for the interim period using the GUC Trust’s statutory tax rate of 39.6%. There was no current tax benefit or provision in such periods due to cumulative net operating and capital losses, and no income taxes have been paid by the GUC Trust. There also was no deferred tax benefit or provision in such periods as a result of the establishment of a full valuation allowance against net deferred tax assets at the beginning and end of such periods.

Deferred taxes in the accompanying Condensed Statement of Net Assets in Liquidation at June 30, 2015 are comprised of the following components:

Deferred tax assets:
Reserves for expected costs of liquidation	$11,362
Net operating and capital loss carryovers	108,377

Gross deferred tax assets	119,739
Less: Valuation allowance	(98,015)

Deferred tax asset, net of valuation allowance	21,724
Deferred tax liabilities:
Fair value in excess of tax basis of holdings of New GM Securities	(21,253)
Accrued interest	(471)

Gross deferred tax liabilities	(21,724)

Net deferred taxes	$—

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

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2015, 2014 and 2013 with the Internal Revenue Service using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code and the statutory notification period set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax returns for the years ended March 31, 2014 and prior years have expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the years ended March 31, 2014 and prior years are no longer subject to examination by the Internal Revenue Service. However, remaining capital loss carryovers that were generated in those years, combined with capital losses generated in the year ended March 31, 2015 and the quarter ended June 30, 2015, from the new tax position, which aggregate $187.0 million, along with net operating loss carryovers generated through June 30, 2015 aggregating $86.6 million, could be subject to examination by the Internal Revenue Service in subsequent years when those losses are utilized. The capital loss carryovers begin to expire on March 31, 2017 and the net operating loss carryovers begin to expire on March 31, 2032. These loss carryovers in the aggregate result in a deferred tax asset of $108.4 million (reflected in the table above).

A full valuation allowance against net deferred tax assets aggregating $98.0 million was established as of June 30, 2015 due to uncertainty as to whether the deferred tax assets are realizable. The valuation allowance as of June 30, 2015 was increased by $62.0 million from the full valuation allowance against net deferred tax assets established as of March 31, 2015. Realization of the net deferred tax assets is primarily dependent upon the generation of taxable gains upon the distribution or sale of New GM Securities in the future, which is not determinable prior to occurrence. As a result of the liquidation of New GM Securities subsequent to June 30, 2015, described in Note 1, it has become determinable that the deferred tax assets at June 30, 2015 are not realizable.

9.	Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and will continue to receive certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company, as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the three months ended June 30, 2015 and 2014.

In addition, Wilmington Trust Company has also entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. The fees and commissions charged by Wilmington Trust Company and its affiliates pursuant to these arrangements are consistent with the standard fees and commissions charged by Wilmington Trust Company to unrelated third-parties in negotiated transactions. During the three months ended June 30, 2015 and 2014, the total amount of such fees and commissions was approximately $5,000 and $6,000, respectively.

Item 2.	Management’s Discussion and Analysis

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its first fiscal quarter ended June 30, 2015. It is intended to be read in conjunction with the condensed financial statements of the GUC Trust included in Item 1 above, which we refer to as the financial statements. For additional information about the purpose and administrative operations of the GUC Trust, see the disclosure in the notes to the financial statements filed with this Form 10-Q and in the Form 10-K filed by the GUC Trust with the Securities and Exchange Commission on May 22, 2015. A glossary of defined terms used in this Form 10-Q is provided under the heading “Glossary” below.

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

Functions and Responsibilities of the GUC Trust

The functions and responsibilities of the GUC Trust are governed by the Plan and the Second Amended and Restated Motors Liquidation Company GUC Trust Agreement, dated as of July 30, 2015, or the GUC Trust Agreement. The GUC Trust is administered by Wilmington Trust Company, not in its individual capacity but solely in its capacity as trust administrator and trustee, or the GUC Trust Administrator. As set forth in the GUC Trust Agreement, the activities of the GUC Trust Administrator are overseen by FTI Consulting, Inc., solely in its capacity as trust monitor of the GUC Trust, or the GUC Trust Monitor. Although the GUC Trust has no officers, directors or employees, the GUC Trust Administrator is authorized by the GUC Trust Agreement to engage professionals and other service providers to assist the GUC Trust Administrator in the administration of the GUC Trust. Accordingly, the GUC Trust and GUC Trust Administrator rely on receiving accurate information, reports and other representations from such professionals and service providers and from the GUC Trust Monitor.

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

Distributions and Distributable Assets of the GUC Trust

As of June 30, 2015, the principal assets comprising the corpus of the GUC Trust are (i) shares of common stock of General Motors Company, or the New GM Common Stock, and any associated Dividend Cash (as defined below), (ii) warrants to acquire shares of New GM Common Stock at an exercise price of $10.00 per share, expiring July 10, 2016, or the New GM Series A Warrants, and (iii) warrants to acquire shares of New GM Common Stock at an exercise price of $18.33 per share, expiring July 10, 2019, or the New GM Series B Warrants. The New GM Series A Warrants and the New GM Series B Warrants are referred to collectively as the New GM Warrants, and the New GM Common Stock and the New GM Warrants are referred to collectively as the New GM Securities.

By order dated July 2, 2015, or the July 2, 2015 Order, the Bankruptcy Court approved the conversion of the GUC Trust’s holdings of New GM Securities into cash. To effect such conversion, on July 7, 2015, the GUC Trust converted all of its holdings of New GM Warrants into New GM Common Stock in a cashless exercise. The final amount of New GM Common Stock received by the GUC Trust in respect of the exercised New GM Warrants was slightly higher than previously reported on the GUC Trust’s Current Report on Form 8-K dated July 24, 2015. In total, the GUC Trust converted (i) 10,352,556 New GM Series A Warrants (defined below) into 7,407,155 shares of New GM Common Stock, and (ii) 10,352,556 New GM Series B Warrants (defined below) into 4,953,635 shares of New GM Common Stock. Thereafter, the GUC Trust sold all of its holdings of New GM Common Stock for net proceeds aggregating $741.7 million, having completed all such sales on August 5, 2015. As a result, all distributions by the GUC Trust thereafter in respect of any Allowed General Unsecured Claims (including in respect of the GUC Trust Units) will be made solely in cash.

Pursuant to the July 2, 2015 Order, the proceeds of such liquidations (net of applicable costs, fees, and expenses paid in respect thereof) were allocated to the beneficiaries of the GUC Trust on a pro rata basis in the following manner:

(a)	A GUC Trust beneficiary’s entitlement to a particular number of New GM Warrants that were exercised was converted into an entitlement to receive the number of shares of New GM Common Stock into which such New GM Warrants were exercised. Such conversions were .71549 shares of New GM Common Stock for each New GM Series A Warrant and .47849 shares of Common Stock for each New GM Series B Warrant; and

(b)	A GUC Trust beneficiary’s entitlement to a particular number of shares of New GM Common Stock that were liquidated (including the exercised New GM Warrants as set forth above), was converted into an entitlement to receive an amount of cash equal to the weighted average sales price (net of any applicable costs, fees, and expenses paid in respect thereof) of all of the New GM Common Stock sold, multiplied by the number shares of New GM Common Stock to which such GUC Trust beneficiary would otherwise be entitled (including exercised New GM Warrants as set forth above). Such weighted average sales price for the GUC Trust’s holdings of New GM Common Stock that were sold subsequent to June 30, 2015 was $31.23 per share.

Following the liquidation described above, the GUC Trust invested a portion of the proceeds in certain marketable securities as permitted under the GUC Trust Agreement. The amount of such cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries is referred to herein as “Distributable Cash.”

The Plan, as qualified by the July 2, 2015 Order, generally provides for the distribution of New GM Securities or Distributable Cash (and any associated Dividend Cash) to holders of Allowed General Unsecured Claims pro rata by the amount of such claims. In that regard, the Plan provides that each holder of an Allowed General Unsecured Claim will obtain, in addition to an initial distribution of New GM Securities or Distributable Cash (and any associated Dividend Cash) in such numbers and amounts as described below, a contingent right to receive, on a pro rata basis, additional New GM Securities or Distributable Cash (and any associated Dividend Cash) (only if and to the extent such New GM Securities or Distributable Cash are not required to satisfy new Allowed General Unsecured Claims or to fund the liquidation and administrative costs or income tax liabilities of the GUC Trust) available for distribution to the holders of such rights. Such rights are represented by units of beneficial interests in the GUC Trust, or GUC Trust Units, distributed to holders of Allowed General Unsecured Claims in proportion to the amount of their claims, subject to certain rounding rules set forth in the Plan and the GUC Trust Agreement.

Through June 30, 2015, the GUC Trust received dividends on the New GM Common Stock it held as of the respective record dates aggregating approximately $24.7 million. Such dividends are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If shares of New GM Common Stock or the applicable portion of Distributable Cash are distributed to holders of subsequently allowed Disputed General Unsecured Claims, allowed Term Loan Avoidance Action Claims, or GUC Trust Units, then the dividends relating to those shares or Distributable Cash will also be distributed to such holders. If, however, shares of New GM Common Stock are sold or Distributable Cash is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to those shares or Distributable Cash will be applied to such costs and liabilities of the GUC Trust and (just like the cash proceeds from the sale of the shares of New GM Common Stock or appropriation of Distributable Cash) will be maintained in Other Administrative Cash (as defined below under the heading “Funding for the GUC Trust’s Liquidation and Administrative Costs”). Because such dividends are applied to the same purpose as the New GM Common Stock or Distributable Cash, references in this Form 10-Q to New GM Common Stock and Distributable Cash that have been set aside from distribution, reserved or sold or appropriated should be understood to include the dividends (if any) relating to such New GM Common Stock or Distributable Cash, unless expressly indicated otherwise. The amount of cash and cash equivalents held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock held by the GUC Trust is referred to as Dividend Cash.

Pursuant to the GUC Trust Agreement, the GUC Trust is required to make quarterly distributions to the holders of Allowed General Unsecured Claims that were allowed during the immediately preceding fiscal quarter. Under the terms of the Plan, and subject to rounding under the Plan, the GUC Trust Agreement and the rules of the applicable clearing system, each $1,000 in amount of such new Allowed General Unsecured Claims most recently has been entitled to receive (upon delivery of any information required by the GUC Trust) an initial distribution of 4.31 shares of New GM Common Stock, 3.92 New GM Series A Warrants and 3.92 New GM Series B Warrants, as well as one GUC Trust Unit. Such initial distribution includes a pro rata share of New GM Securities that have been distributed as Excess GUC Trust Distributable Assets (as defined below) in respect of GUC Trust Units since the Effective Date of the Plan. Following the sale of the New GM Securities in July and August 2015 described above, distributions will be made in cash in lieu of New GM Securities. Quarterly distributions are made to holders of newly Allowed General Unsecured Claims as promptly as practicable after the first day of the fiscal quarter following the periods ending each March 31, June 30, September 30 and December 31, during the life of the GUC Trust.

In addition to the foregoing, the GUC Trust is required to make quarterly distributions in respect of GUC Trust Units if Excess GUC Trust Distributable Assets at the end of the preceding fiscal quarter exceed certain thresholds set forth in the Trust Agreement. Such distributions in respect of GUC Trust Units, if any, are made as promptly as practicable after the periods ending each March 31, June 30, September 30 and December 31. Excess GUC Trust Distributable Assets means (i) New GM Securities or Distributable Cash (only if and to the extent such New GM Securities or Distributable Cash (a) are not required for the satisfaction of new Allowed General Unsecured Claims and (b) have not been set aside from distribution to fund potential liquidation and administrative costs or income tax liabilities of the GUC Trust (as described below under “Net Assets in Liquidation—New GM Securities or Distributable Cash Set Aside from Distribution”), (ii) Dividend Cash associated with such New GM Securities or Distributable Cash, and (iii) Other Administrative Cash available, if any, for distribution to the holders of GUC Trust Units.

Funding for the GUC Trust’s Liquidation and Administrative Costs

As of the Effective Date, pursuant to the Plan, MLC funded approximately $52.7 million in cash to the GUC Trust, or the Administrative Fund, to be held and maintained by the GUC Trust Administrator for the purpose of paying certain fees and expenses incurred by the GUC Trust (including the fees of the GUC Trust Administrator and the GUC Trust Monitor, the fees and expenses of other professionals retained by the GUC Trust, and certain tax obligations), which are referred to as the Wind-Down Costs. The United States Department of the Treasury and the Governments of Canada and Ontario (through Export Development Canada), which are referred to collectively as the DIP Lenders, maintain a lien on the Administrative Fund which relates to certain funds advanced at the commencement of the Debtors’ insolvency proceedings. Consequently, pursuant to the GUC Trust Agreement, any cash or investments from the Administrative Fund which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. As of June 30, 2015, the remaining Administrative Fund aggregated $8.3 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust (a substantial majority of which will likely not be incurred and, therefore, will likely be returned to the DIP Lenders), and such amounts may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs. As described above, any cash or investments in the Administrative Fund that remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

The GUC Trust Agreement provides that the Administrative Fund may not be utilized to fund certain specified costs, fees and expenses, which are referred to as Reporting Costs, including those directly or indirectly relating to (i) reports to be prepared and filed by the GUC Trust pursuant to applicable rules, regulations and interpretations of the Securities and Exchange Commission, or the SEC (ii) the transfer, registration for transfer and certification of GUC Trust Units, (iii) the application by the Committee to the Internal Revenue Service for a private letter ruling regarding the tax treatment of the GUC Trust and the holders of Allowed General Unsecured Claims in respect to the distribution of New GM Securities, and (iv) certain legal proceedings relating to the Term Loan Avoidance Action. In addition, the Administrative Fund cannot be used to fund any current or projected tax liabilities of the GUC Trust, other than those included in the Administrative Fund budget. However, the GUC Trust Agreement does provide the GUC Trust Administrator with the authority to set aside from distribution and sell New GM Securities or appropriate Distributable Cash to fund such Reporting Costs and projected tax liabilities (other than those included in the budget), with the approval of the Bankruptcy Court and/or the GUC Trust Monitor, in each case as described below.

The GUC Trust Agreement affords the GUC Trust Administrator, with the approval of the GUC Trust Monitor, the authority to set aside from distribution New GM Securities or Distributable Cash in amounts sufficient to satisfy (i) any current or projected Wind-Down Costs of the GUC Trust that exceed the amounts budgeted or were not budgeted in the Administrative Fund, including federal income taxes incurred in respect of dividends received by the GUC Trust on New GM Common Stock held by the GUC Trust, which are referred to as Dividend Taxes, (ii) any current or projected Reporting Costs that exceed the then currently available funds, or (iii) any current or projected Taxes on Distribution (as defined below). This process is not related to, and is separate from, the process of recognizing current and deferred income tax liabilities, as well as reserves for expected costs of liquidation in the Condensed Statement of Net Assets in Liquidation as a matter of financial reporting, which is only required for expected costs of liquidation for which there is a reasonable basis for estimation under applicable accounting standards. See “Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” and “—Income Taxes” below.

The GUC Trust Administrator may liquidate New GM Securities or appropriate Distributable Cash that have been set aside from distribution to fund (with the required approval of the Bankruptcy Court) the current or projected Wind-Down Costs (including Dividend Taxes) or Reporting Costs of the GUC Trust and (with the required approval of only the GUC Trust Monitor) current and projected Taxes on Distribution of the GUC Trust. The cash proceeds of such sales or appropriation, and the marketable securities in which such cash proceeds or appropriation are invested, are referred to as Other Administrative Cash. Pursuant to the GUC Trust Agreement, any cash or marketable securities constituting Other Administrative Cash that remain at the winding up and conclusion of the GUC Trust will be distributed to the holders of GUC Trust Units. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs. Through June 30, 2015, sales of New GM Securities to fund projected Reporting Costs and Wind-Down Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and approximately $5.7 million expressly authorized by the GUC Trust Agreement to be liquidated shortly after the Effective Date for the purposes of funding certain Reporting Costs, which is referred to as the Initial Reporting Cash. As of June 30, 2015, approximately $11.2 million remained in Other Administrative Cash and was recorded in cash and cash equivalents and marketable securities in the Condensed Statement of Net Assets in Liquidation as of June 30, 2015.

Residual Wind-Down Claims and Costs

In addition to resolving Disputed General Unsecured Claims, the GUC Trust Administrator is required to resolve and satisfy (to the extent allowed) certain disputed administrative expenses, priority tax claims, priority non-tax claims, and secured claims against the Debtors, or the Residual Wind-Down Claims. Upon the dissolution and winding up of MLC on December 15, 2011, or the Dissolution Date, the GUC Trust assumed responsibility for the resolution and satisfaction (to the extent allowed) of such Residual Wind-Down Claims. At that time, MLC transferred to the GUC Trust assets, or the Residual Wind-Down Assets, in an amount sufficient, based upon the Debtors’ reasonable estimates, to satisfy the residual Wind-Down Claims and the costs, fees and expenses related to satisfying and resolving the Residual Wind-Down Claims, or the Residual Wind-Down Costs. The Residual Wind-Down Assets so transferred approximated $42.8 million consisting of approximately $40.0 million in cash (including approximately $1.4 million for the payment of certain defense costs related to the Term Loan Avoidance Action, or Avoidance Action Defense Costs) and the transferred benefit of approximately $2.8 million in prepaid expenses. As of June 30, 2015, the amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash received by the GUC Trust from MLC on the Dissolution Date by approximately $5.5 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. The Term Loan Avoidance Action is currently pending before the Bankruptcy Court, and it is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise, to be paid from the remaining Residual Wind-Down Assets and, following any depletion of such assets, the Administrative Fund (to the extent of any excess amounts remaining in the Administrative Fund from the funds designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust), Other Administrative Cash or the appropriation of Distributable Cash.

Pursuant to the GUC Trust Agreement and the Plan, the Residual Wind-Down Assets are to be administered in accordance with the GUC Trust Agreement and Plan and are to be used to satisfy and resolve the Residual Wind-Down Claims (including Avoidance Action Defense Costs) and to fund the Residual Wind-Down Costs. Any unused portions of the Residual Wind-Down Assets must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. If, collectively, the actual amounts of Residual Wind-Down Claims allowed (including Avoidance Action Defense Costs in excess of the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date) and the Residual Wind-Down Costs exceed the Residual Wind-Down Assets, the GUC Trust Administrator may be required to set aside from distribution and appropriate Distributable Cash to fund the shortfall. Any such appropriation would reduce the amount of Distributable Cash available for distribution to holders of GUC Trust Units.

As of June 30, 2015, Residual Wind-Down Assets aggregating $27.2 million were held by the GUC Trust and were recorded in cash and cash equivalents and marketable securities (aggregating approximately $27.1 million) and other assets and deposits (approximately $0.1 million) in the Condensed Statement of Net Assets in Liquidation as of June 30, 2015. A corresponding amount in the aggregate is recorded in the reserve for Residual Wind-Down Claims, reserves for expected costs of liquidation and accounts payable and accrued liabilities in the Condensed Statement of Net Assets in Liquidation as of June 30, 2015. By comparison, there were approximately $0.5 million in Residual Wind-Down Claims against such assets as of June 30, 2015, subject to increase for new Residual Wind-Down Claims that are expected to arise with respect to Avoidance Action Defense Costs.

Other Assets Received from MLC on the Dissolution Date

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) approximately $2.0 million designated for Reporting Costs and (ii) approximately $1.4 million designated for reimbursements to indenture trustees and fiscal and paying agents under the Debtors prepetition debt issuances for costs associated with, among other things, administering distributions to registered holders of the debtors’ prepetition debt issuances, or Indenture Trustee / Fiscal and Paying Agents Costs. Any unused portion of such funds designated for Indenture Trustee / Fiscal and Paying Agents Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of June 30, 2015, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs of $0.4 million were held by the GUC Trust and are recorded in cash and cash equivalents in the Condensed Statement of Net Assets in Liquidation as of June 30, 2015. A corresponding amount was recorded in the reserves for expected costs of liquidation in the Condensed Statement of Net Assets in Liquidation as of June 30, 2015. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of June 30, 2015.

Income Tax Liabilities for Certain Capital Gains and Dividends on New GM Common Stock

Upon the dissolution and winding up of MLC on the Dissolution Date, record ownership of all undistributed New GM Securities was transferred to the GUC Trust. Using the value of the New GM Securities as of that date, the tax basis per share or warrant of the New GM Securities on the Dissolution Date was $19.87 for the New GM Common Stock, $11.38 for the New GM Series A Warrants and $7.88 for the New GM Series B Warrants. Prior to the year ended March 31, 2013, such tax basis was used in the GUC Trust’s U.S. federal income tax return to determine the taxable gain or loss on the disposition of New GM Securities since their transfer. Since the year ended March 31, 2013, the GUC Trust has filed its U.S. federal income tax returns taking the position that beneficial ownership for a substantial majority of New GM Securities transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date instead of December 15, 2011, when record ownership of the remaining New GM Securities still held by MLC was transferred from MLC to the GUC Trust. For the remaining substantial minority of New GM Securities transferred from MLC to the GUC Trust, the GUC Trust determined that transfer of beneficial ownership occurred on other dates for which the tax basis should be determined by reference to the value of such securities on such dates. This new tax position resulted in an increased tax basis of the New GM Securities from the prior tax position and, therefore, reduced taxable gains and increased taxable losses on distributions and sales of New GM Securities since March 31, 2011. The GUC Trust believes, based on the available evidence and consultation with GUC Trust professionals, that it is more likely than not that the new tax position in the amounts reflected in the GUC Trust’s income tax returns will be sustained on examination by the Internal Revenue Service, based on the technical merits of the position. Although the GUC Trust’s federal income tax returns for the year ended March 31, 2014 and prior years are no longer subject to examination by the Internal Revenue Service as a result of the application of Section 505(b) of the Bankruptcy Code, this new tax position, as of the date hereof, has not been sustained on examination by the Internal Revenue Service. Accordingly, remaining capital loss carryovers of $187.0 million as of June 30, 2015, from the new tax position, along with net operating loss carryovers of $86.6 million as of June 30, 2015, could be subject to examination by the Internal Revenue Service in subsequent years when those losses are utilized. In June 2015, the GUC Trust filed its U.S. federal income tax return for the year ended March 31, 2015 with the Internal Revenue Service, and requested prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code on June 24, 2015. As of the date of this Form 10-Q, the GUC Trust has not received notification from the Internal Revenue Service whether or not its income tax return for the year ended March 31, 2015 has been selected for examination.

The GUC Trust incurs U.S. federal income tax liabilities on any net capital gains realized upon the distribution of New GM Securities to holders of Allowed General Unsecured Claims or GUC Trust Units or by sale of New GM Securities (unless such net capital gains are offset by deductible expenses and accumulated net operating losses), which are referred to as Taxes on Distribution. The GUC Trust also incurs income tax liabilities on interest income and dividends received on New GM Common Stock held by the GUC Trust (such income tax liabilities on dividends received on New GM Common Stock are referred to as Dividend Taxes). The GUC Trust records any current taxes payable from such realized net gains and interest and dividends (net of deductible operating losses) and a deferred tax liability at the end of each quarter for all of the New GM Securities that it then holds, where the market prices of such New GM Securities exceed their tax basis. Where the market prices of the New GM Securities held at any quarter end are less than their tax basis, a deferred tax asset with a corresponding valuation allowance is recorded, resulting in no net deferred tax asset at such quarter end. A full valuation allowance is recorded under such circumstances, because realization of the deferred tax asset is uncertain (in that it is dependent upon the generation of taxable gains upon the sale or distribution of New GM Securities in the future, which is not determinable prior to occurrence). Because the amount of any deferred tax liability recorded at any quarter end is largely dependent upon the market prices of the New GM Securities held at such quarter end, fluctuations in such market prices result in fluctuations in the deferred tax liability recorded in the Condensed Statement of Net Assets in Liquidation and in the income tax provision or benefit recorded in the Condensed Statement of Changes in Net Assets in Liquidation for such quarter. See “Critical Accounting Policies and Estimates—Income Taxes” below. A full valuation allowance was recorded against the GUC Trust’s deferred tax assets at March 31, 2015 and June 30, 2015, due to uncertainty associated with the realization of such deferred tax assets. As a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities subsequent to June 30, 2015, described above under the heading “—Distributions and Distributable Assets,” it has become determinable that such deferred tax assets are not realizable. See Note 8 (“Income Tax Provision”) to the financial statements.

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

Pursuant to the Plan, the GUC Trust is obligated to satisfy reasonable Avoidance Action Defense Costs, subject to the right of the GUC Trust to seek disgorgement in accordance with the terms of the Plan. As described under the heading “—Residual Wind-Down Claims” above, the amount of Avoidance Action Defense Costs incurred to date exceeds the amount of Residual Wind-Down Assets received from MLC which was designated for this purpose by approximately $5.5 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. As described in Part II, Item 1, Legal Proceedings, litigation with respect to the Term Loan Avoidance Action is ongoing, and it is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise, to be paid from the other remaining Residual Wind-Down Assets and, following the depletion of such assets, the Administrative Fund (to the extent of any excess amounts remaining in the Administrative Fund from the funds designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust), Other Administrative Cash or the appropriation of Distributable Cash.

Recent Trading Prices of New GM Securities

As described above, as of June 30, 2015, the principal assets comprising the corpus of the GUC Trust are shares of the New GM Common Stock and the New GM Series A Warrants and New GM Series B Warrants to purchase such common stock. As a result, fluctuations in the market value of the New GM Common Stock (and related fluctuation in market value of the New GM Warrants) will increase or reduce the GUC Trust’s net assets in liquidation accordingly. In addition, fluctuations in the market value of the New GM Securities in relation to the tax basis of such securities will affect the amount of net deferred tax liabilities, if any, that are recorded in the Condensed Statement of Net Assets in Liquidation. See “Functions and Responsibilities of the GUC Trust—Income Tax Liabilities for Certain Capital Gains and Dividends on New GM Common Stock” above.

As described above under the heading “Functions and Responsibilities of the GUC Trust – Distributions and Distributable Assets of the GUC Trust,” during July and August 2015, all of the GUC Trust’s holdings of New GM Securities were liquidated.

The New GM Common Stock and New GM Warrants are listed on the New York Stock Exchange. As of June 30, 2015, the closing trading price of shares of New GM Common Stock was $33.33 (as compared to $37.50 as of March 31, 2015); the closing trading price of New GM Series A Warrants was $23.77 (as compared to $27.75 as of March 31, 2015); and the closing trading price of New GM Series B Warrants was $15.95 (as compared to $19.65 as of March 31, 2015), in each case as reported by Bloomberg Finance L.P. The GUC Trust Units are not listed on any securities exchange.

The following table shows the intraday high and low trading prices of the New GM Common Stock for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended September 30, 2014	$38.15	$31.67
Ended December 31, 2014	$35.45	$28.82
Ended March 31, 2015	$38.995	$32.36
Ended June 30, 2015	$37.33	$33.06

The following table shows the intraday high and low trading prices of the New GM Series A Warrants for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended September 30, 2014	$28.48	$22.09
Ended December 31, 2014	$25.53	$19.56
Ended March 31, 2015	$29.23	$22.83
Ended June 30, 2015	$27.72	$23.66

The following table shows the intraday high and low trading prices of the New GM Series B Warrants for each of the previous four fiscal quarters, as reported by Bloomberg Finance L.P.:

Fiscal Quarter	High	Low
Ended September 30, 2014	$20.19	$14.25
Ended December 31, 2014	$17.50	$12.07
Ended March 31, 2015	$21.03	$15.17
Ended June 30, 2015	$23.99	$15.11

Critical Accounting Policies and Estimates

Liquidation Basis of Accounting

The GUC Trust was created for the purposes described in Note 1, “Description of Trust and Reporting Policies” to the financial statements and has a finite life. As a result, the GUC Trust has prepared its financial statements on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Under the liquidation basis of accounting, assets are stated at their estimated realizable value, which is the non-discounted amount of cash into which an asset is expected to be converted during liquidation, while liabilities continue to be recognized at the amount required by other U.S. GAAP, and are not remeasured to reflect any anticipation that an entity will be legally released from an obligation. Additionally, under the liquidation basis of accounting, a reserve is established for estimated costs expected to be incurred during liquidation. Such costs are accrued when there is a reasonable basis for estimation. An accrual is made for estimated income or cash expected to be received over the liquidation period to the extent that a reasonable basis for estimation exists. These estimates are periodically reviewed and adjusted as appropriate. As described below under the headings “—Holdings of New GM Securities and Dividends Received on New GM Common Stock” and “—Reserves for Expected Costs of Liquidation,” it is reasonably possible that estimates for such accrued income and expected costs of liquidation could change in the near term.

As described above under “Functions and Responsibilities of the GUC Trust – Distributions and Distributable Assets of the GUC Trust,” pursuant to the July 2, 2015 Order, the GUC Trust liquidated all of its holdings of New GM Securities during July and August 2015. As described in Note 5 (“Holdings of New GM Securities”) to the financial statements, a loss was incurred on such liquidation as a result of a decline in the average trading price of New GM Common Stock subsequent to June 30, 2015 through August 5, 2015, the date of completion of the sales of New GM Common Stock. Under U.S. GAAP, such decline in the trading price of New GM Common Stock has not been reflected in the valuation of the GUC Trust’s holdings of New GM Securities at June 30, 2015 in the accompanying financial statements. Rather, such loss will be recognized in the GUC Trust’s financial statements in the period of liquidation of the New GM Securities. See Note 5 (“Holdings of New GM Securities”) to the financial statements.

The valuation of assets at realizable value, reserves for Residual Wind-Down Claims, reserves for expected liquidation costs and the accrual for investment income from marketable securities and dividends expected to be received on the GUC Trust’s holdings of the New GM Common Stock (as of March 31, 2015) represent estimates, based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change.

As described in Note 1 to the financial statements, the GUC Trust beneficiaries are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. As Disputed General Unsecured Claims are resolved and allowed and thereby become Allowed General Unsecured

Claims, the holders thereof become entitled to receive liquidating distributions of New GM Securities or Distributable Cash (including the related Dividend Cash) and GUC Trust Units pro rata by the amount of such Claims and, upon such occurrence, the GUC Trust incurs an obligation to distribute such securities or Distributable Cash. Accordingly, liquidating distributions payable are recorded (at the fair value of such New GM Securities or Distributable Cash) as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2 to the financial statements, liquidating distributions payable would be recorded for the New GM Securities or Distributable Cash (at fair value), along with the related Dividend Cash, that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence. Prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims). Rather, the beneficial interests of GUC Trust beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the financial statements.

Under the liquidation basis of accounting, the GUC Trust presents two principal financial statements: a Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation. In addition, although not required under the liquidation basis of accounting, the GUC Trust also presents a Statement of Cash Flows, in accordance with the requirements of the GUC Trust Agreement.

Holdings of New GM Securities and Dividends on New GM Common Stock

Holdings of New GM Securities represent the GUC Trust’s holdings of New GM Securities that were previously held for future distribution in respect of Allowed General Unsecured Claims and the GUC Trust Units, and include amounts set aside from distribution to fund potential administrative costs and income tax liabilities (including both Dividend Taxes and Taxes on Distribution) as described below under “Net Assets in Liquidation—New GM Securities or Distributable Cash Set Aside from Distribution.” The securities held consist of shares of New GM Common Stock and New GM Warrants. As described above under “Functions and Responsibilities of the GUC Trust – Distributions and Distributable Assets of the GUC Trust,” pursuant to the July 2, 2015 Order, the GUC Trust liquidated all of its holdings of New GM Securities during July and August 2015. The GUC Trust has valued its holdings in the securities at their fair value based on quoted closing market prices as of the last trading day of the fiscal period.

Beginning in the quarter ended June 30, 2014 and through the quarter ended March 31, 2015, estimated dividends expected to be received on holdings of New GM Common Stock were accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation existed. During the quarter ended June 30, 2015, based on a determination that it would be in the best interests of Trust Beneficiaries, the GUC Trust made a determination to file a motion with the Bankruptcy Court seeking authority to liquidate all or substantially all of the GUC Trust’s holdings of New GM Securities. Such motion was approved by the Bankruptcy Court in the July 2, 2015 Order described above under the heading “Functions and Responsibilities of the GUC Trust – Distributions and Distributable Assets of the GUC Trust,” and all of the GUC Trust’s holdings of New GM Securities were liquidated in July and August 2015. As a result, the GUC Trust no longer expects to receive dividends on New GM Common Stock. Accordingly, previously accrued estimated future dividends have been reversed and no accrual of additional dividends has been made as of June 30, 2015.

Dividends received on New GM Common Stock are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If shares of New GM Common Stock or the applicable portion of Distributable Cash are distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units, then the dividends relating to those shares or Distributable Cash will also be distributed to such holders. If, however, shares of New GM Common Stock are sold or Distributable Cash is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to those shares or Distributable Cash will be applied to such costs and liabilities of the GUC Trust and (just like the cash proceeds from the sale of the shares of New GM Common Stock or appropriation of Distributable Cash) will be maintained in Other Administrative Cash. Because such dividends are applied to the same purpose as the New GM Common Stock or Distributable Cash, references to New GM Common Stock, New GM Securities and Distributable Cash that have been set aside from distribution, reserved or sold or appropriated should be understood to include the dividends (if any) relating to such New GM Common Stock or Distributable Cash, unless expressly indicated otherwise. The amount of cash and cash equivalents held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock held by the GUC Trust is referred to as Dividend Cash.

Marketable Securities and Accrued Investment Income on Marketable Securities

Marketable securities consist of short term investments in corporate commercial paper and municipal government commercial paper and variable demand notes. The GUC Trust has valued these securities at fair value based on carrying value for municipal and corporate commercial paper where carrying value approximates fair value and par value for variable demand notes where par value equals fair value. Beginning in the quarter ended June 30, 2014, estimated investment income expected to be received on short term investments in marketable securities are accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation exists.

Reserves for Residual Wind-Down Claims and Residual Wind-Down Costs

Upon the dissolution of MLC, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining Residual Wind-Down Claims. On the date of dissolution of the Debtors, the Debtors transferred to the GUC Trust Residual Wind-Down Assets in an amount necessary to satisfy the ultimate allowed amount of such Residual Wind-Down Claims (including certain Avoidance Action Defense Costs) and the Residual Wind-Down Costs, as estimated by the Debtors. Should the Residual Wind-Down Costs and the Residual Wind-Down Claims be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. If, collectively, the actual amounts of Residual Wind-Down Claims (including certain Avoidance Action Defense Costs) allowed and the Residual Wind-Down Costs exceed the Residual Wind-Down Assets, the GUC Trust Administrator may be required to set aside from distribution and appropriate Distributable Cash to fund the shortfall. Any such appropriation would reduce the amount of Distributable Cash (and related Dividend Cash) available for distribution to holders of GUC Trust Units.

Reserves for Expected Costs of Liquidation

Under the liquidation basis of accounting, the GUC Trust is required to estimate and accrue the costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs, described as Wind-Down Costs and Reporting Costs in Note 2 (“Plan of Liquidation”) to the financial statements, consist principally of professional fees, costs of governance, and other administrative expenses. These amounts may vary significantly due to, among other things, the time and effort required to complete all distributions under the Plan. The GUC Trust has recorded reserves for expected costs of liquidation that represent estimated costs to be incurred over the remaining liquidation period of the GUC Trust for which there is a reasonable basis for estimation. The amount of liquidation costs that will ultimately be incurred depends both on the period of time and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of June 30, 2015, such remaining liquidation period extends through February 2017 and has been estimated predominantly on a probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust. It is possible that future developments in the Term Loan Avoidance Action could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond February 2017. As described in Part II, Item 1, Legal Proceedings, the GUC Trust is participating, as an interested party, in litigation involving certain General Motors vehicle recalls. While the impact of such litigation on the remaining liquidation period of the GUC Trust is not subject to reasonable estimation at this time, it is possible that such litigation could extend the remaining liquidation period of the GUC Trust beyond February 2017. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period could change in the near term.

As the GUC Trust incurs such costs, the reserves are released to offset the costs incurred and a liability to the service provider is recognized as an accounts payable or accrued expense until paid. In addition, because the GUC Trust only records reserves for expected costs for which there is a reasonable basis for estimation under applicable U.S. GAAP, additional costs may be identified from time to time for which additional reserves must be recorded. As such costs are identified, the GUC Trust records an increase to its reserves and charges such increase as an addition to such reserves in the Condensed Statement of Changes in Net Assets in Liquidation.

The process of recording reserves for expected costs of liquidation as a matter of financial reporting is separate and distinct from the process by which New GM Securities or Distributable Cash are set aside from distribution for the purposes of funding projected costs of liquidation. Such projected costs are generally estimated on a more conservative (i.e., more inclusive) basis and include contingencies that are not permitted to be accrued in reserves for expected costs of liquidation under applicable U.S. GAAP. For a more complete description of the process of setting aside New GM Securities or Distributable Cash to fund projected costs and potential liabilities of the GUC Trust, see “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs” above and “Net Assets in Liquidation—New GM Securities or Distributable Cash Set Aside from Distribution” below.

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

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust professionals. The GUC Trust’s tax liability with respect to its federal income tax returns for the year ended March 31, 2014, and all prior years, are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, remaining capital loss carryovers that were generated in those years, combined with capital losses generated in the year ended March 31, 2015 and the quarter ended June 30, 2015, from the new tax position, which aggregate $187.0 million, along with net operating loss carryovers generated through June 30, 2015 aggregating $86.6 million, could be subject to examination by the Internal Revenue Service in subsequent years when those losses are utilized. In June 2015, the GUC Trust filed its U.S. federal income tax return for the year ended March 31, 2015 with the Internal Revenue Service, and requested prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code on June 24, 2015. As of the date of this Form 10-Q, the GUC Trust has not received notification from the Internal Revenue Service whether or not its income tax return for the year ended March 31, 2015 has been selected for examination. As of June 30, 2015, there are no known items which would result in a significant accrual for uncertain tax positions.

The process of recognizing deferred tax assets and liabilities and any current income taxes payable as a matter of financial reporting is separate and distinct from the process by which New GM Securities or Distributable Cash are set aside from distribution for the purposes of funding potential income tax liabilities. Such potential income tax liabilities are generally estimated on a more conservative (i.e., more inclusive) basis and include amounts of potential income tax liabilities beyond the amounts that are permitted to be recorded under applicable accounting standards. For a more complete description of the process of setting aside New GM Securities or Distributable Cash to fund projected costs and potential income tax liabilities of the GUC Trust, see “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs” above and “Net Assets in Liquidation—New GM Securities or Distributable Cash Set Aside from Distribution” below.

Use of Estimates

The preparation of financial statements on a liquidation basis in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements and related footnotes. Significant estimates include the anticipated amounts and timing of future cash flows for expected dividends to be received on holdings of New GM Common Stock during fiscal year 2015, expected liquidation costs, Residual Wind-Down Claims and Costs, and fair value of marketable securities. Actual results could differ from those estimates.

Statement of Changes in Net Assets in Liquidation

During the three months ended June 30, 2015, net assets in liquidation decreased by approximately $158.3 million, from approximately $944.7 million to approximately $786.4 million, principally as a result of a decrease in the fair value of holdings of New GM Securities since March 31, 2015. As noted above in “Recent Trading Prices of New GM Securities,” the closing trading price of New GM Common Stock, as well as the New GM Series A and New GM Series B Warrants, decreased between March 31, 2015 and June 30, 2015.

The changes in net assets in liquidation for the three months ended June 30, 2015 also reflected the impact of approximately $7.1 million of liquidating distributions of New GM Securities during the period, as well as a net addition of approximately $2.3 million to the reserves for expected costs of liquidation during the three months ended June 30, 2015. As described below in more detail in “Liquidation and Administrative Costs,” such addition to the reserves for expected costs of liquidation resulted from increases in expected Wind-Down Costs and expected Reporting Costs.

The changes in net assets in liquidation for the three months ended June 30, 2015 also reflect a decrease of approximately $21.9 million in dividend and interest income primarily as a result of the reversal of accrued dividends of $22.4 million. As described in Note 3 (“Net Assets in Liquidation”) to the financial statements, during the quarter ended June 30, 2015, based on a determination that it would be on the best interests of Trust Beneficiaries, the GUC Trust made a determination to file a motion with the Bankruptcy Court seeking authority to liquidate some or all of the GUC Trust’s holdings of New GM Securities. Such motion was approved by the Bankruptcy Court in the July 2, 2015 Order described in Note 3, (“Net Assets in Liquidation”) to the financial statements and all of the GUC Trust’s holdings of New GM Securities were liquidated in July and August 2015. Accordingly, the GUC Trust will no longer receive dividends on New GM Common Stock. Accordingly, the previous accrual for estimated future dividends was reversed and no accrual of dividends was made as of June 30, 2015. The decrease due to the reversal of accrued dividends on the New GM Common Stock is offset in part by a $0.5 million increase during the quarter ended June 30, 2015 in the accrual for estimated investment income from marketable securities.

There was no income tax provision or benefit during the three months ended June 30, 2015 as a result of the establishment of a full valuation allowance against net deferred tax assets at both June 30, 2015 and March 31, 2015, due to uncertainty as to whether the deferred tax assets are realizable. As a result of the liquidation of the New GM Securities subsequent to June 30, 2015, it has become determinable that the deferred tax assets at June 30, 2015 are not realizable. See “Functions and Responsibilities of the GUC Trust—Income Tax Liabilities for Certain Capital Gains and Dividends on New GM Common Stock” above and Note 8 (“Income Tax Provision”), to the financial statements.

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

Under U.S. GAAP, these reserves may be established only to the extent there is a reasonable basis for their estimation. From time to time, as additional costs are identified and for which there is reasonable basis for estimation, the GUC Trust records an increase to its reserves for expected costs of liquidation and charges such increase as an addition to reserves for expected costs of liquidation in the Condensed Statement of Changes in Net Assets in Liquidation. As costs are actually incurred by the GUC Trust, such costs reduce the previously recorded reserves for expected costs of liquidation by the amount of such incurred costs, with no further effect on the Condensed Statement of Changes in Net Assets in Liquidation.

The GUC Trust’s reserves for liquidation and administrative costs (recorded in conformity with U.S. GAAP) are allocable into the following categories:

•	reserve for expected Wind-Down Costs, corresponding to expenditures to be made out of the Administrative Fund and, following the depletion of the Administrative Fund, Other Administrative Cash (see “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs”);

•	reserve for expected Reporting Costs, corresponding to expenditures to be made out of Other Administrative Cash (see “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs”);

•	reserve for Indenture Trustee / Fiscal and Paying Agent Costs, corresponding to expenditures to be made out of the cash received by the GUC Trust from MLC on the Dissolution Date (see “Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC on the Dissolution Date”);

•	reserve for Avoidance Action Defense Costs, corresponding to expenditures to be made out of Residual Wind-Down Assets and, following the depletion of such assets, the Administrative Fund with respect to any excess amounts remaining from the funds designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, or Other Administrative Cash (see “Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “Functions and Responsibilities of the GUC Trust—Term Loan Avoidance Action”); and

•	reserve for Residual Wind-Down Costs, corresponding (in addition to expenditures to satisfy and resolve Residual Wind-Down Claims) to expenditures to be made out of Residual Wind-Down Assets and, following the depletion of the Residual Wind-Down Assets, Other Administrative Cash (see “Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims”).

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

As of June 30, 2015, the GUC Trust had approximately $30.1 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $31.3 million in reserves as of March 31, 2015. The following table summarizes in greater detail the changes in such reserves during the three months ended June 30, 2015:

(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2015	$21,089	$8,602	$364	$1,223	$31,278
Plus additions to reserves	1,447	884	—	—	2,331
Less liquidation costs incurred:
Trust Professionals	(1,364)	(754)	—	(2)	(2,120)
Trust Governance	(818)	(450)	(17)	—	(1,285)
Other Administrative Expenses	(10)	(76)	—	—	(86)

Balance, June 30, 2015	$20,344	$8,206	$347	$1,221	$30,118

Reserves were increased approximately $2.3 million during the three months ended June 30, 2015, in order to reflect a $1.4 million increase in expected Wind-Down Costs and a $0.9 million increase in expected Reporting Costs. The increase in expected Wind-Down Costs during the three months ended June 30, 2015, is primarily associated with additional expenses of GUC Trust Professionals with respect to liquidation of the New GM Securities and amendment of the GUC Trust Agreement and estimated commissions on the pending sale of New GM Common Stock. The increase in expected Reporting Costs during the three months ended June 30, 2015, is primarily associated with additional expenses of GUC Trust Professionals with respect to liquidation of the New GM Securities and increased insurance costs. In comparison, reserves were increased approximately $1.8 million during the three months ended June 30, 2014, in order to reflect a $2.4 million increase in expected Wind-Down Costs and a $0.6 million decrease in expected Reporting Costs. The increase in expected Wind-Down Costs during the three months ended June 30, 2014, was primarily associated with the GUC Trust’s participation as an interested party in legal proceedings related to New GM vehicle recalls resulting in increased expected legal costs, partially offset by a reduction in expected costs associated with a reduction in the then estimated remaining life of the GUC Trust. The decrease in expected Reporting Costs during the three months ended June 30, 2014, was primarily associated with a reduction in the then estimated remaining life of the GUC Trust.

Total reserves were reduced by the amount of liquidation and administrative costs incurred during the three months ended June 30, 2015. Trust professional costs incurred during each of the three months ended June 30, 2015 and the three months ended June 30, 2014, were approximately $2.1 million. Trust Governance Costs incurred during the three months ended June 30, 2015 and the three months ended June 30, 2014, were $1.3 million and $1.4, respectively. Other administrative costs during the three months ended June 30, 2015 were approximately $86,000 compared to approximately $131,000 for the three months ended June 30, 2014. Such costs represent miscellaneous fees and costs of the GUC Trust. For additional information regarding the components of each category of costs, see “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs,” “Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC Trust on the Dissolution Date.”

The foregoing reserves represent future costs of the GUC Trust for which there was a reasonable basis for estimation as of June 30, 2015 and, therefore, are recorded under the liquidation basis of accounting in accordance with U.S. GAAP. It is reasonably possible, however, that additional costs will be incurred, for which there was not a reasonable basis for estimation as of June 30, 2015. In particular, as of June 30, 2015, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through February 2017, which date is predominantly the result of the estimate of the period of time required for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust, and assumes an extension of the current scheduled dissolution date of the GUC Trust. This end date of the remaining liquidation period has been estimated predominantly on a probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. It is possible that future developments in the Term Loan Avoidance Action could extend the current estimate of the remaining period of time required for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond February 2017.

As described in Part 2, Item 1, “Legal Proceedings,” the GUC Trust is participating, as an interested party, in litigation involving certain General Motors vehicle recalls. While the impact of such litigation on the remaining liquidation period of the GUC Trust is not subject to reasonable estimation at this time, it is possible that such litigation could extend the remaining liquidation period of the GUC Trust beyond February 2017.

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

If the funds available for each of the foregoing categories of costs are not sufficient to satisfy any of the costs in that category, the GUC Trust will be required to appropriate a portion of Distributable Cash in order to meet its additional obligations for those costs. Any such appropriation will result in a lesser amount of Distributable Cash available for distribution to holders of GUC Trust Units.

The process of recognizing reserves for expected costs of liquidation as a matter of financial reporting is separate and distinct from the process by which New GM Securities or Distributable Cash are set aside from distribution for the purposes of funding projected costs of liquidation, which are generally made on a more conservative (i.e., more inclusive) basis and include contingencies that are not permitted to be recognized under applicable accounting standards. As described in further detail below, certain New GM Securities (and related Dividend Cash) have already been set aside from distribution for the purposes of meeting such additional obligations. However, the amounts set aside from distribution are neither reflected in nor a part of the financial statements included elsewhere in this Form 10-Q because the process of setting aside such assets is not related to the process of recording, as a matter of financial reporting in the Condensed Statement of Net Assets in Liquidation, reserves for expected costs of liquidation or current and deferred income tax liabilities. See “Critical Accounting Policies and Estimates—Income Taxes” and “Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” above and “Net Assets in Liquidation—New GM Securities or Distributable Cash Set Aside from Distribution” below.

For additional information regarding the reserves described above, see Note 2 (“Plan of Liquidation”) and Note 7 (“Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims”) to the financial statements.

Net Assets in Liquidation

Disputed Claims

During the three months ended June 30, 2015, no Disputed General Unsecured Claims were resolved by the GUC Trust Administrator.

The following table provides additional detail regarding claims resolution status at June 30, 2015:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claims Amount (2)
As of June 30, 2015	$31,853,630	$70,000	$1,500,000	$1,570,000	$33,423,630

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

Distributable Assets

The table below summarizes the activity in the New GM Securities and Dividend Cash that comprise the GUC Trust’s distributable assets, including the amounts of New GM Securities distributed through or distributable as of June 30, 2015, as well as the numbers of New GM Securities and amount of Dividend Cash available for distribution to holders of GUC Trust Units as of June 30, 2015:

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Dividend Cash
Distributable Assets as of Effective Date (March 31, 2011)	150,000,000	136,363,635	136,363,635	$—
Dividends Received on New GM Common Stock	—	—	—	24,746,311
Prior Distributions (1)	(137,298,736)	(124,817,263)	(124,817,263)	(3,365,633)
Prior Sales to Fund GUC Trust Costs and Avoidance Action Trust Funding Obligation	(1,313,223)	(1,193,816)	(1,193,816)	(169,888)

Holdings of New GM Securities as of June 30, 2015 (2)	11,388,041	10,352,556	10,352,556	21,210,790
Less: Distributions Payable at June 30, 2015 (1), (3)	(204,336)	(185,686)	(185,686)	(409,099)
Add: Distributions Payable to Holders of GUC Trust Units at June 30, 2015	172,410	156,756	156,756	320,683
Less: Amounts Set Aside from Distribution to Fund Projected GUC Trust Costs	(663,923)	(603,540)	(603,540)	(1,234,897)
Less: Amounts Set Aside from Distribution to Fund Projected Dividend Taxes	(106,910)	(97,191)	(97,191)	(198,853)
Less: Amounts Set Aside from Distribution to Fund Potential Taxes on Distribution	(3,635,462)	(3,304,966)	(3,304,966)	(6,761,959)

Distributable Assets as of June 30, 2015 (4)	6,949,820	6,317,929	6,317,929	$12,926,665

(1)	The numbers of New GM Securities shown as distributed or distributable include sales for (a) cash distributions to governmental entities to the extent such governmental entities have requested such sales and demonstrated to the satisfaction of the GUC Trust Administrator that such governmental entities are precluded by applicable law from receiving distributions of New GM Securities and (b) fractional amounts of New GM Securities, in lieu of which the GUC Trust is required pursuant to the GUC Trust Agreement to distribute cash, subject to certain minimum thresholds.
(2)	Holdings of New GM Securities reflect the numbers of New GM Securities used to determine Holdings of New GM Securities in the Condensed Statement of Net Assets in Liquidation. See Note 5 (“Holdings of New GM Securities”) to the financial statements. As described above under “Functions and Responsibilities of the GUC Trust – Distributions and Distributable Assets of the GUC Trust” and in Note 1 (“Description of Trust and Reporting Polices”) and Note 5 (“Holdings of New GM Securities”) to the financial statements, such New GM Securities were liquidated during July and August 2015.
(3)	Distributions Payable are in respect of Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled and excess distributions payable to holders of GUC Trust Units.
(4)	Distributable Assets reflects the numbers of New GM Securities and Dividend Cash shown as “GUC Trust Distributable Assets” on the report included as Exhibit 99.1 to the Form 8-K filed by the GUC Trust with the SEC on July 24, 2015. Such New GM Securities and associated Dividend Cash have been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims as of June 30, 2015. To the extent such claims are resolved in favor of the GUC Trust, the amount of Distributable Cash associated with such set aside New GM Securities and Dividend Cash may become available for distribution to holders of GUC Trust Units in future periods. The numbers of New GM Securities set out above as “Distributable Assets” do not, however, directly relate to Net Assets in Liquidation or any other number appearing in our financial statements prepared in accordance with U.S. GAAP.

As described above under the heading “—Disputed Claims,” as of June 30, 2015, there were approximately $31.9 billion in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed, or was obligated to distribute as of June 30, 2015, in the aggregate, 137,503,072 shares of New GM Common Stock, 125,002,949 New GM Series A Warrants and 125,002,949 New GM Series B Warrants. These numbers include 172,410 shares of New GM Common Stock, 156,756 New GM Series A Warrants and 156,756 New GM Series B Warrants that were distributable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets as of June 30, 2015.

During the three months ended June 30, 2015, no New GM Securities were sold to fund liquidation and administrative costs of the GUC Trust.

New GM Securities or Distributable Cash Set Aside from Distribution

Overview of New GM Securities or Distributable Cash Set Aside from Distribution

In addition to distributions and liquidations of New GM Securities (or Distributable Cash after the sale of New GM Securities described above), which are reflected as reductions to the GUC Trust net assets in its financial statements, the GUC Trust also, from time to time, sets aside New GM Securities (or Distributable Cash) for potential future liquidation (or appropriation) to fund projected liquidation and administrative costs, as well as potential income tax liabilities, including both Dividend Taxes and Taxes on Distribution. The New GM Securities (or Distributable Cash) that are set aside from distribution by the GUC Trust are not deducted from the net assets in liquidation of the GUC Trust in its financial statements unless and until such New GM Securities are liquidated (or appropriated Distributable Cash is expended). The New GM Securities (or Distributable Cash) set aside from distribution are segregated by the GUC Trust for such specific purposes and are not available for distribution to holders of GUC Trust Units or other claimants unless and to the extent that the GUC Trust later determines that the New GM Securities (or Distributable Cash) are no longer needed to fund those specific purposes.

This process is not related to, and is separate from, the process of recording current and deferred income tax liabilities and reserves for expected costs of liquidation in the Condensed Statement of Net Assets in Liquidation, as a matter of financial reporting. As a matter of financial reporting, income tax liabilities and reserves for expected costs of liquidation must be determined in accordance with generally accepted accounting principles applicable to the GUC Trust. By contrast, the estimates of projected costs and potential liabilities for which the GUC Trust may set aside New GM Securities (or Distributable Cash) are generally made on a more conservative (i.e., more inclusive) basis and include contingencies and amounts of potential income tax liabilities that are not permitted to be recognized under applicable accounting standards. See “Critical Accounting Policies—Income Taxes” and “Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” above.

As of June 30, 2015, the distributable assets of the GUC Trust included 6,949,820 shares of New GM Common Stock, 6,317,929 New GM Series A Warrants and 6,317,929 New GM Series B Warrants, with an aggregate fair value of approximately $482.6 million, as well as Dividend Cash of $12.9 million, after deducting the numbers of New GM Securities and Dividend Cash (i) set aside from distribution to fund additional projected liquidation and administrative costs and potential income tax liabilities of the GUC Trust (as described below under the headings “—‘Set Aside’ Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes” and “—‘Set Aside’ Calculations Relating to Potential Taxes on Distribution”) and (ii) set aside for distributions payable in respect of Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distributions to which they are entitled. Such New GM Securities and Dividend Cash have been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. To the extent such claims are resolved in favor of the GUC Trust, the amount of Distributable Cash associated with the set aside New GM Securities and Dividend Cash may become available for distribution to holders of GUC Trust Units in future periods.

“Set Aside” Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes

The GUC Trust Administrator reevaluates, on a quarterly basis, the numbers of New GM Securities (or amount of Distributable Cash) needed to be set aside from distribution for purposes of funding projected liquidation and administrative costs, including Dividend Taxes. This determination is made on a basis different than that used to calculate reserves for financial statement purposes. The current methodology for calculating such set asides converts estimates of projected liquidation and administrative costs into the numbers of New GM Securities to be set aside from distribution by dividing such estimates by the trailing twelve month average closing prices for the New GM Securities. In addition, beginning in the quarter ended March 31, 2014, the numbers of New GM Securities to be set aside from distribution have been reduced for dividends on New GM Common Stock received by the GUC Trust during the quarter that are associated with the set-aside New GM Common Stock by dividing such dividends by the trailing twelve month average closing prices for the New GM Securities and subtracting such calculated numbers of New GM Securities from the numbers of set-aside New GM Securities. A corresponding amount of Dividend Cash associated with the set-aside New GM Securities has also been set aside from distribution. The GUC Trust Administrator anticipates revising the methodology for calculating such set asides in the fiscal quarter ending September 30, 2015, in order to account for the effects of the liquidation of all of the New GM Securities pursuant to the July 2, 2015 Order.

For the quarter ended June 30, 2015, as a result of the standard quarterly reevaluations described above, the number of New GM Securities and Dividend Cash set aside from distribution to fund projected liquidation and administrative costs of the GUC Trust was reduced by 66,800 shares of New GM Common Stock, 60,730 New GM Series A Warrants and 60,730 New GM Series B Warrants, and the amount of Dividend Cash was increased by $0.2 million from the amount previously set aside as of March 31, 2015. Such overall reductions in set aside New GM Securities were primarily related to the decrease in the number of New GM Securities required to be set aside for the Future Dividend Tax Set Aside (as defined and described below), partially offset by an increase in remaining projected Wind-Down Costs and Reporting and Transfer Costs. Accordingly, as of June 30, 2015, the GUC Trust had set aside from distribution, in the aggregate, 770,883 shares of New GM Common Stock, 700,731 New GM Series A Warrants, 700,731 New GM Series B Warrants and Dividend Cash of $1.4 million, with an aggregate fair value of $55.0 million, for the purposes of funding future projected liquidation and administrative costs of the GUC Trust, including Dividend Taxes of $7.6 million. Such amounts were sufficient to fully fund projected liquidation and administrative costs of the GUC Trust, as estimated by the GUC Trust Administrator at June 30, 2015.

With respect to projected Dividend Taxes, for the quarter ended June 30, 2015, and in all prior periods for which the GUC Trust held Dividend Cash, no additional set aside of New GM Securities was made for any potential future dividends to be declared by New GM and received by the GUC Trust on its holdings of New GM Securities. Such determination was based on uncertainty associated with a number of variables, including but not limited to (i) the likelihood of the payment of, and the timing of, any potential future dividends, (ii) the amount per share of any potential future dividends, and (iii) the numbers of shares of New GM Common Stock that will be held by the GUC Trust as of the record date of any potential future dividend. For the quarter ended March 31, 2015, the GUC Trust Administrator, in consultation with Trust Professionals, determined that the level of uncertainty associated with certain of the aforementioned variables had sufficiently decreased, and that it was necessary to increase the set aside for Wind-Down Costs in an amount sufficient, in the reasonable estimation of the GUC Trust Administrator, to cover estimated Dividend Taxes associated with anticipated potential future dividends estimated to be declared by New GM in the future and to be received by the GUC Trust on its holdings of New GM Common Stock through December 2016 (the “Future Dividend Tax Set Aside”). For the quarter ended June 30, 2015, no such potential future dividends are anticipated to be received by the GUC Trust due to the sale of all of the GUC Trust’s holdings of New GM Common Stock in July and August 2015 as described above. Accordingly, the set aside for Wind-Down Costs at June 30, 2015 no longer includes the Future Dividend Tax Set Aside. As a result, during the quarter ended June 30, 2015, the GUC Trust decreased the set aside for Wind-Down Costs with respect to projected Dividend Taxes by 133,645 shares of New GM Common Stock, 121,497 warrants of each class of warrants and $162,000 in Dividend Cash.

“Set Aside” Calculations Relating to Potential Taxes on Distribution

In addition to reevaluating the numbers of New GM Securities (or the amount of Distributable Cash) to be set aside from distribution to fund projected liquidation and administrative costs, including Dividend Taxes, the GUC Trust Administrator also reevaluates, on a quarterly basis, the numbers of New GM Securities (or the amount of Distributable Cash) needed to be set aside from distribution to fund potential income tax liabilities on realized gains and future gains from the disposition of New GM Securities, which are referred to as Taxes on Distribution. The current methodology for calculating such set asides estimates potential Taxes on Distribution by applying the applicable U.S. federal income tax rate to estimates of potential capital gains, including (a) realized gains that are still subject to adjustment by the Internal Revenue Service, less any current period losses (excluding dividends received on New GM Common Stock) and future tax deductible expenses, and (b) potential future capital gains on holdings of New GM Securities, which are arrived at by comparing the highest closing price for the New GM Securities since December 15, 2011, against the tax basis of the New GM Securities. For both realized capital gains and potential future capital gains, such tax basis was determined based on the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011. The current set aside calculation methodology then converts the estimate of potential Taxes on Distribution into the numbers of New GM Securities to be set aside from distribution by dividing such estimate by the trailing twelve month average closing prices of the New GM Securities. In addition, the number of New GM Securities to be set aside from distribution has been reduced for dividends on New GM Common Stock received by the GUC Trust that are associated with the set aside New GM Common Stock by dividing such dividends by the trailing twelve month average closing prices for the New GM Securities and subtracting such calculated numbers of New GM Securities from the numbers of set-aside New GM Securities. A corresponding amount of Dividend Cash associated with the set aside New GM Securities has also been set aside from distribution. The GUC Trust Administrator anticipates revising the methodology for calculating such set asides in the fiscal quarter ending September 30, 2015, in order to account for the effects of the liquidation of all of the New GM Securities pursuant to the July 2, 2015 Order.

The GUC Trust’s calculations of the numbers of New GM Securities (or Distributable Cash) needed to be set aside from distribution to fund such potential Taxes on Distribution is made using a different methodology than that used to calculate deferred tax liabilities for financial statement purposes. As described above, in estimating potential Taxes on Distribution, the current “set aside” calculation estimates potential capital gains as the difference between (a) the tax basis of the New GM Securities on December 15, 2011 and (b) the highest closing price of such New GM Securities since December 15, 2011 for potential future gains, or the market price on the date of disposition for realized gains. By contrast, in calculating deferred tax assets or liabilities for purposes of financial reporting under applicable U.S. GAAP, the GUC Trust calculates estimated capital gains on holdings of New GM Securities as the difference between (a) the tax basis of the New GM Securities for financial reporting purposes (based on the date of transfer of beneficial ownership of the New GM Securities to the GUC Trust from MLC) and (b) the closing price of such New GM Securities as of the last trading date of the most recent fiscal quarter. For realized capital gains or losses on dispositions of New GM Securities, the tax basis of the New GM Securities for financial reporting purposes is also used.

For the quarter ended June 30, 2015, as a result of the standard quarterly reevaluations described above, the numbers of New GM Securities and amount of Dividend Cash set aside from distribution to fund projected Taxes on Distribution of the GUC Trust was reduced by 52,695 shares of New GM Common Stock, 47,904 New GM Series A Warrants, and 47,904 New GM Series B, and the amount of Dividend Cash was increased by $1.2 million from those previously set aside at March 31, 2015. Such overall reductions in set aside New GM Securities primarily resulted from an increase in Dividend Cash associated with the set aside New GM Securities. Such overall increase in set aside Dividend Cash was primarily related to the receipt of dividends on New GM Common Stock during the quarter ended June 30, 2015. Accordingly, as of June 30, 2015, the GUC Trust had set aside from distribution, in the aggregate, 3,635,462 shares of New GM Common Stock, 3,304,966 New GM Series A Warrants, 3,304,966 New GM Series B Warrants and Dividend Cash of $6.8 million, with an aggregate fair value of $259.2 million, for the purposes of funding potential Taxes on Distribution of the GUC Trust. Such amounts were sufficient to fully fund potential Taxes on Distribution of the GUC Trust, as estimated by the GUC Trust Administrator at June 30, 2015.

The “set aside” calculation for potential Taxes on Distribution as of June 30, 2015 is set forth below:

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Total	Calculation Reference
Holdings of New GM Securities as of June 30, 2015	11,388,041	10,352,556	10,352,556
Tax basis of New GM Securities (1)	$19.87	$11.38	$7.88
Highest closing price since December 15, 2011 (2)	$41.53	$31.97	$23.858

Estimated potential taxable gain per New GM Security	$21.66	$20.59	$15.978

Aggregate estimated potential taxable gain (in thousands)	$246,665	$213,159	$165,413	$625,237

Net capital gains and operating losses subject to adjustment (in thousands) (3)				82,726
Additional expected tax deductible costs of liquidation (in thousands)				(22,692)

Estimated potential taxable income (in thousands)				$685,271
Tax rate				39.6%

Estimated potential tax liabilities (in thousands)				$271,367	A

Average closing price for trailing twelve months (4)	$34.68	$24.92	$16.99		B
Ratio to set aside (5)	100%	91%	91%
Value per New GM Security, based on ratio to set aside	$34.68	$22.65	$15.45		C
Percentage allocable to each class of New GM Security	47.65%	31.12%	21.23%	100%	D = C/ (sum of C)
Amount to be set aside, as allocated to each class of New GM Security (in thousands)	$129,313	$84,453	$57,601	$271,367	E = D*A
Number of New GM Securities to be set aside	3,728,365	3,389,423	3,389,423		F = E/B
Reduction for Dividend Cash attributable to set aside New GM Securities	(92,903)	(84,457)	(84,457)		G = H*D/B

	3,635,462	3,304,966	3,304,966
Closing price at June 30, 2015	$33.33	$23.77	$15.95

Fair value of New GM Securities set aside at June 30, 2015, exclusive of Dividend Cash (in thousands)	$121,170	$78,559	$52,714	$252,443
Add: Dividend Cash set aside at June 30, 2015 (in thousands) (6)	$6,762	$—	$—	$6,762	H

Fair value of New GM Securities and Dividend Cash set aside at June 30, 2015 (in thousands) (7)	$127,932	$78,559	$52,714	$259,205

1)	Using the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, for purposes of determining the tax basis thereof.

(2)	The highest closing prices for the New GM Common Stock, the New GM Series A Warrants and the New GM Series B Warrants occurred on December 17, 2013.
(3)	The capital gains and net operating losses reflect taxable capital gains on distributions and sales of New GM Securities using the tax basis of the New GM Securities described in (1) above. Operating losses exclude dividends received on New GM Common Stock held by the GUC Trust for which potential Dividend Taxes are reflected in the set aside for purposes of funding projected liquidation and administrative costs. The net amount of such capital gains and operating losses is still subject to adjustment by the Internal Revenue Service.
(4)	The average closing prices for the New GM Common Stock, the New GM Series A Warrants and the New GM Series B Warrants for the period July 1, 2014 through June 30, 2015.
(5)	The “ratio to set aside” is calculated by dividing the number of New GM Securities of each class authorized for distribution under the Plan (i.e., 150,000,000 shares of New GM Common Stock and 136,363,635 of each series of New GM Warrants) by the number of shares of New GM Common Stock authorized for distribution under the Plan.
(6)	Represents dividends received on New GM Common Stock held by the GUC Trust associated with the number of set-aside shares of New GM Common Stock.
(7)	As of June 30, 2015, the fair value of New GM Securities set aside to fund Taxes on Distribution was less than estimates of potential Taxes on Distribution, because the fair value of such New GM Securities was based on current closing prices that were less than the trailing twelve month average prices used to determine the numbers of New GM Securities to be set aside.

It is the view of the GUC Trust Administrator, after consultation with the GUC Trust Monitor and other professionals retained by the GUC Trust, that the calculation methodologies described above, on the basis of which New GM Securities or Distributable Cash are set aside from distribution, generally estimate the projected liquidation and administrative costs and potential tax liabilities of the GUC Trust on a conservative basis. Accordingly, it is the view of the GUC Trust Administrator and the GUC Trust Monitor that the New GM Securities (or the proceeds thereof) currently set aside from distribution to fund such costs and liabilities would be sufficient to satisfy such obligations of the GUC Trust as of the date of this Form 10-Q. However, there can be no assurance that the numbers of New GM Securities or amount of Distributable Cash set aside will be sufficient to fund such costs and liabilities as they are actually incurred. In addition, there can be no assurance that, as a result of future evaluations, additional Distributable Cash will not need to be set aside or appropriated to fund additional costs and liabilities, beyond those that are currently included in the GUC Trust’s estimates, in particular as a result of changes in the GUC Trust’s estimates of projected costs and potential liabilities. See “Liquidity and Capital Resources” below.

GUC Trust Units

As of June 30, 2015, GUC Trust Units aggregating 31,853,702 were outstanding. Such number represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units and New GM Securities. There were no GUC Trust Units issued during the three months ended June 30, 2015.

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

During the three months ended June 30, 2015, the GUC Trust’s holdings of cash and cash equivalents decreased approximately $17.2 million from approximately $37.5 million to approximately $20.3 million. The decrease was due primarily to (a) purchases of marketable securities in excess of proceeds from the maturity and sale of marketable securities of $16.9 million, (b) cash paid for liquidation and administrative costs of $3.3 million, and (c) cash paid for Residual Wind-Down Claims of $1.1 million, partially offset by dividends received on holdings of New GM Common Stock of $4.1 million.

During the three months ended June 30, 2015, the funds invested by the GUC Trust in marketable securities increased approximately $16.9 million, from approximately $31.0 million to approximately $47.9 million. The increase was due to re-investments of cash in marketable securities. The GUC Trust earned approximately $22,000 in interest income on such investments during the period.

As of June 30, 2015, the GUC Trust held approximately $68.2 million in cash and cash equivalents and marketable securities. Of that amount, approximately $35.8 million (comprising approximately $27.1 million of the remaining Residual Wind-Down Assets, approximately $8.3 million of the remaining Administrative Fund and approximately $0.4 million in remaining funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs), is required by the GUC Trust Agreement to be returned, upon the winding-up of the GUC Trust, to the DIP Lenders to the extent such funds are not utilized to satisfy designated Wind-Down Costs, Residual Wind-Down Claims, Residual Wind-Down Costs, Avoidance Action Defense Costs and Indenture Trustee/Fiscal Paying Agent Costs. The cash and cash equivalents and marketable securities of $8.3 million remaining in the Administrative Fund have been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust (a substantial majority of which will likely not be incurred and, therefore, will likely be returned to the DIP Lenders), and such amounts may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs. Such amounts will not at any time be available for distribution to the holders of the GUC Trust Units. In addition, of the amount of cash and cash equivalents held by the GUC Trust at June 30, 2015, approximately $21.2 million relates to Dividend Cash. As described above, Dividend Cash will be distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units in respect of New GM Common Stock (or Distributable Cash) that they receive, unless such dividends are in respect of shares of New GM Common Stock that are sold (or Distributable Cash that is appropriated) by the GUC Trust in accordance with the GUC Trust Agreement to fund the GUC Trust’s liquidation and administrative costs, income tax liabilities or shortfalls in Residual Wind-Down Assets. The balance of cash and cash equivalents and marketable securities of approximately $11.2 million is available for the payment of certain reporting and administrative costs of the GUC Trust, and would be available in the future for distribution to the holders of the GUC Trust Units, if not otherwise used to satisfy those GUC Trust obligations. See “Functions and Responsibilities of the GUC Trust” above.

In addition to funds held for payment of costs of liquidation and administration and Dividend Cash, the GUC Trust also holds New GM Securities (or Distributable Cash), a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to sell (or appropriate Distributable Cash) with the approval of the Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs and income tax liabilities (including both Dividend Taxes and Taxes on Distribution) as they become due. As of June 30, 2015, the aggregate fair value of the New GM Securities held by the GUC Trust, excluding securities set aside for liquidating distributions payable as of that date, was approximately $776.6 million. As of June 30, 2015, the GUC Trust Administrator had further set aside from distribution New GM Securities with an aggregate fair market value of approximately $53.5 million and related Dividend Cash of $1.4 million to fund projected liquidation and administrative costs, including Dividend Taxes, and New GM Securities with an aggregate fair market value of approximately $252.4 million and related Dividend Cash of $6.8 million to fund potential Taxes on Distribution. See “Net Assets in Liquidation—Distributable Assets” above.

There is no assurance that additional numbers of New GM Securities (or amount of Distributable Cash) will not be required to be set aside from distribution and sold (or appropriated) to fund additional costs and income tax liabilities, beyond what the GUC Trust Administrator has already set aside. Any sales of New GM Securities (or appropriation of Distributable Cash) that occur to fund such obligations will result in a lesser amount of New GM Securities (or Distributable Cash) available for distribution to holders of GUC Trust Units. In addition, as described above under the headings “Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC on the Dissolution Date,” a portion of the GUC Trust’s assets are currently segregated pursuant to the GUC Trust Agreement for the satisfaction of Residual Wind-Down Claims and certain other specified costs. If such assets are insufficient to satisfy the Residual Wind-Down Claims or fund such other specified costs for any reason, the GUC Trust Administrator will similarly be required to set aside from distribution and sell (or appropriate) additional New GM Securities (or Distributable Cash) in order to fund such shortfall.

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

“Bankruptcy Code” means title 11 of the United States Code.

“Bankruptcy Court” means the United States Bankruptcy Court for the Southern District of New York.

“Certified Question” means the threshold question certified by the Second Circuit to the Delaware Supreme Court on June 17, 2014 with respect to the Term Loan Avoidance Action.

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

“Delaware Court” means, with respect to the Certified Question, the Delaware Supreme Court.

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

“Distributable Cash” means the amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries.

“District Court” means, with respect to the appeals of the Threshold Issues Decision and the Threshold Issues Judgment, the United States District Court for the Southern District of New York.

“Dividend Cash” means the amount of cash and cash equivalents held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock then held, or previously held, by the GUC Trust.

“Dividend Taxes” means federal income taxes incurred in respect of dividends received by the GUC Trust on New GM Common Stock then held, or previously held, by the GUC Trust.

“Effective Date” means March 31, 2011, the date that the Plan became effective.

“Equitable Mootness Finding” means the holding of the Bankruptcy Court in the Threshold Issues Decision and the Threshold Issues Judgment that the plaintiffs in the Ignition Switch Economic Loss Actions and the Ignition Switch Personal Injury Actions may seek authorization to file late claims in the bankruptcy cases of Old GM, but that any such claims as against the GUC Trust are “equitably moot” (that is, fashioning relief for the plaintiffs against the GUC Trust would be “impractical, imprudent and therefore inequitable”), and thus the assets of the GUC Trust cannot be used to satisfy such claims.

“Equitable Mootness Pleading” means a pleading filed by a plaintiff in an Other Economic Loss Action or an Other Personal Injury Action which is required to show a good faith basis as to why the Equitable Mootness Finding should not apply to their Other Economic Loss Action or Other Personal Injury Action.

“Excess GUC Trust Distributable Assets” means (i) New GM Securities (or Distributable Cash) and Dividend Cash associated with such New GM Securities (only if and to the extent such New GM Securities (or Distributable Cash) and Dividend Cash (a) are not required for the satisfaction of new Allowed General Unsecured Claims and (b) have not been set aside from distribution to fund projected liquidation and administrative costs, Dividend Taxes or Taxes on Distribution of the GUC Trust) and (ii) Other Administrative Cash available, if any, for distribution to the holders of GUC Trust Units.

“GUC Trust” means the Motors Liquidation Company GUC Trust.

“GUC Trust Administrator” means Wilmington Trust Company, not in its individual capacity but solely in its capacity as trust administrator and trustee of the GUC Trust.

“GUC Trust Agreement” means the Second Amended and Restated Motors Liquidation Company GUC Trust Agreement, dated as of July 30, 2015.

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

“Investment Income Taxes” means federal income taxes incurred in respect of investment income earned by the GUC Trust on Distributable Cash held, or previously held, by the GUC Trust.

“JPMorgan Summary Judgment Motion” means the Motion of JPMorgan Chase Bank, N.A. for Summary Judgment (Docket No. 28) filed by JPMorgan Chase Bank, N.A. on July 1, 2010, seeking a ruling in favor of JPMorgan Chase Bank, N.A. with respect to the Term Loan Avoidance Action.

“Judgment” means the Bankruptcy Court’s Judgment (Docket No. 73) dated March 1, 2013 in respect of the Cross-Motions for Summary Judgment.

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

“Motions to Withdraw the Reference” means the motions filed by certain plaintiffs in Other Economic Loss Actions and/or Other Personal Injury Actions which seek to have their Equitable Mootness Pleadings and their Successor Liability Pleadings heard by the MDL Court in lieu of the Bankruptcy Court.

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

“New GM Warrants” means the New GM Series A Warrants and the New GM Series B Warrants.

“Order” means the Bankruptcy Court’s Order on Cross-Motions for Summary Judgment (Docket No. 72) dated March 1, 2013 in respect of the Cross-Motions for Summary Judgment.

“Other Administrative Cash” means the cash proceeds from the sale of any New GM Securities (or appropriation of any Distributable Cash) that have been set aside from distribution to fund the current or projected liquidation and other administrative costs or income tax liabilities of the GUC Trust, plus any Dividend Cash related to any New GM Common Stock (or Distributable Cash) so sold (or appropriated).

“Other Economic Loss Actions” means the various actions (including putative class actions) filed by various plaintiffs against New GM seeking compensatory and other damages for economic losses allegedly resulting from recalls of vehicles initiated by New GM (other than the Ignition Switch Recall), or the underlying condition of those vehicles.

“Other Personal Injury Actions” means the various actions (including putative class actions) filed by various plaintiffs against New GM seeking compensatory and other damages for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM other than the Ignition Switch Recall.

“Personal Injury Actions” means the various actions (including putative class actions) filed by various plaintiffs against New GM seeking compensatory and other damages for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM.

“Petition” means the petition for permission to appeal the Order and Judgment directly to the Second Circuit filed by the Avoidance Action Trust on April 5, 2013.

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

“Successor Liability Finding” means the holding of the Bankruptcy Court in the Threshold Issues Decision and the Threshold Issues Judgment that any claims asserted in the Ignition Switch Economic Loss Actions and the Ignition Switch Personal Injury

Actions that relate to actions of Old GM are enjoined from being pursued against New GM on successor liability grounds. “Taxes on Distribution” means income tax liabilities on any net capital gains realized upon the distribution of New GM Securities to holders of Allowed General Unsecured Claims or GUC Trust Units or by the sale of New GM Securities (unless such net capital gains are offset by deductible operating losses).

“Successor Liability Pleading” means a pleading filed by a plaintiff in an Other Economic Loss Action or an Other Personal Injury Action which is required to show a good faith basis as to why the Successor Liability Finding should not apply to their Other Economic Loss Action or Other Personal Injury Action.

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

“Threshold Issues Decision” means the Bankruptcy Court’s Decision on Motion to Enforce Sale Order (Docket No. 13109) dated April 15, 2015.

“Threshold Issues Judgment” means the Bankruptcy Court’s Judgment (Docket No. 13177) dated June 1, 2015 with respect to the Threshold Issues Decision.

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

On January 21, 2015, the Second Circuit, after taking into account the Delaware Court’s answer to the Certified Question, reversed the Bankruptcy Court’s grant of summary judgment for the Administrative Agent, holding that the Administrative Agent had authorized the filing of the UCC-3 and thereby extinguished the perfected security interest in the relevant collateral. The Administrative Agent subsequently filed a petition for rehearing en banc, which petition was denied by the Second Circuit. On April 20, 2015, the Second Circuit issued a mandate instructing the Bankruptcy Court to enter partial summary judgment for the Committee, which judgment was entered by the Bankruptcy Court on June 12, 2015. Pursuant to a scheduling order entered by the Bankruptcy Court on May 19, 2015, the Avoidance Action Trust filed an amended complaint against the defendants to the Term Loan Avoidance Action on May 20, 2015. The Term Loan Avoidance Action remains pending before the Bankruptcy Court.

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

Unless and until Term Loan Avoidance Action Claims arise, the potential holders of such claims will not be entitled to receive a distribution from the GUC Trust. However, once such Term Loan Avoidance Action Claims arise (if at all), the holders of such claims will be entitled to receive a distribution of Distributable Cash (including the related Dividend Cash) from the GUC Trust.

General Motors Product Recalls.

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

In its quarterly report on Form 10-Q filed July 23, 2015, New GM also disclosed that, as of July 20, 2015, 100 putative class actions have been filed against New GM in various federal and state courts seeking compensatory and other damages for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that, as of July 20, 2015, 172 putative class actions have been filed against New GM in various federal and state courts seeking compensatory and other damages for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these 172 cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions).

Since June 2014, 204 Recall-Related Actions have been transferred to the United States District Court of the Southern District of New York, or the MDL Court, and have been consolidated into a single case, case number 14-MD-2543 (JMF), or the MDL Proceeding. On October 14, 2014, the plaintiffs in certain Recall-Related Actions filed two amended and consolidated complaints in the MDL Proceeding that concern vehicles designed, manufactured or sold prior to the Closing Date.

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

On April 15, 2015, the Bankruptcy Court rendered a decision, or the Threshold Issues Decision, on the threshold issues holding (among other things) that the plaintiffs in the Ignition Switch Economic Loss Actions and the Ignition Switch Personal Injury Actions may seek authorization to file late claims in the bankruptcy cases of Old GM, but that any such claims as against the GUC Trust are “equitably moot” (that is, fashioning relief for the plaintiffs against the GUC Trust would be “impractical, imprudent and therefore inequitable”), and thus the assets of the GUC Trust cannot be used to satisfy such claims, or the Equitable Mootness Finding.

On June 1, 2015, the Bankruptcy Court issued a judgment, or the Threshold Issues Judgment, which clarifies the terms of the Threshold Issues Decision and distills the Bankruptcy Court’s holdings into a binding order. The Threshold Issues Judgment provides, in pertinent part, the following:

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

(iii) Any claims asserted in the Ignition Switch Economic Loss Actions and the Ignition Switch Personal Injury Actions that relate to actions of Old GM are enjoined from being pursued against New GM on successor liability grounds, or the Successor Liability Finding;

(iv) The Equitable Mootness Finding is applicable to plaintiffs in the Ignition Switch Economic Loss Actions and the Ignition Switch Personal Injury Actions, and thus, the assets of the GUC Trust cannot be utilized to satisfy any claims that may be filed by such plaintiffs after the date of entry of the Threshold Issues Judgment;

(v) Although the Equitable Mootness Finding does not apply automatically to plaintiffs in the Other Economic Loss Actions or the Other Personal Injury Actions, such plaintiffs must file a pleading, or an Equitable Mootness Pleading, with the Bankruptcy Court asserting a good faith basis as to why the Equitable Mootness Finding should not apply to their Other Economic Loss Actions or Other Personal Injury Actions. In any Equitable Mootness Pleading, plaintiffs are not permitted to re-litigate issues of law that were addressed in the Threshold Issues Decision. If a plaintiff in an Other Economic Loss Action or Other Personal Injury Action fails to file a timely Equitable Mootness Pleading, or if the Bankruptcy Court denies the relief requested by the plaintiff in the Equitable Mootness Pleading, the GUC Trust is permitted to seek dismissal of the applicable Other Economic Loss Actions or Other Personal Injury Actions. However, in the event that the Bankruptcy Court grants the relief requested by any plaintiff in a timely Equitable Mootness Pleading, such plaintiff could seek to assert claims against the GUC Trust, which claims (if allowed) could dilute the recoveries of holders of Units in the GUC Trust. To date, the plaintiffs in the Other Economic Loss Actions and Other Personal Injury Actions have not asserted the aggregate amount of their claims; and

(vi) Pursuant to section 502(j) of the Bankruptcy Code, assets of the GUC Trust may be used to satisfy previously allowed or disallowed claims that are reconsidered for cause. Hence, any person who holds a previously allowed or disallowed claim may seek to have that claim reconsidered by the Bankruptcy Court, and in the event that any such claimant prevails in an application for reconsideration, the resulting additional allowed claims could dilute the recoveries of holders of Units in the GUC Trust.

Similar to the Equitable Mootness Finding, the Successor Liability Finding does not apply automatically to plaintiffs in the Other Economic Loss Actions or the Other Personal Injury Actions, and the Threshold Issues Judgment contains procedures for such plaintiffs to contest the applicability of the Successor Liability Finding to their individual Other Economic Loss Actions or the Other Personal Injury Actions.

Following entry of the Threshold Issues Judgment, plaintiffs in certain Other Economic Loss Actions and Other Personal Injury Actions filed Equitable Mootness Pleadings, or reservations of rights thereto, and plaintiffs in certain Other Economic Loss Actions and Other Personal Injury Actions filed pleadings contesting the applicability of the Successor Liability Finding, or the Successor Liability Pleadings. In addition, certain of such plaintiffs have sought to have the Equitable Mootness Pleadings and the Successor Liability Pleadings heard by the MDL Court in lieu of the Bankruptcy Court, or the Motions to Withdraw the Reference. The GUC Trust intends to vigorously oppose the Equitable Mootness Pleadings and the Motions to Withdraw the Reference.

The Threshold Issues Decision and Threshold Issues Judgment are subject to appeal by plaintiffs in the Ignition Switch Economic Loss Actions and Ignition Switch Personal Injury Actions, and certain of these plaintiffs have filed notices of appeal. Subsequent to such filings, New GM and the GUC Trust each filed notices of cross-appeal with respect to the Threshold Issues Decision and Threshold Issues Judgment. In a separate order entered on June 1, 2015, the Bankruptcy Court certified its Threshold Issues Decision and Threshold Issues Judgment for a direct appeal to the Second Circuit. In the event that the Second Circuit accepts the certification, the appeals of the Threshold Issues Decision and Threshold Issues Judgment will be heard directly by the Second Circuit, bypassing the intermediate appeal to the District Court for the Southern District of New York, or the District Court. Alternatively, if the Second Circuit denies the certification, the appeals of the Threshold Issues Decision and Threshold Issues Judgment will be heard by the District Court. Appellate proceedings have been stayed, except for certain procedural steps, until a time when the Second Circuit rules on the certification.

If the Bankruptcy Court’s Equitable Mootness Finding is not overturned on appeal, the claims of the plaintiffs in the Ignition Switch Economic Loss Actions and the Ignition Switch Personal Injury Actions have been determined to be equitably moot and, as a result, such claims (even if allowed by the Bankruptcy Court) may not dilute the recoveries of holders of Units in the GUC Trust.

However, in the event that the decision is overturned with respect to the Equitable Mootness Finding, it is possible that those plaintiffs could seek to assert claims against the GUC Trust, which claims (if allowed) could dilute the recoveries of holders of Units in the GUC Trust.

On July 1, 2015, the GUC Trust announced that the GUC Trust was exploring, together with certain plaintiffs to the Ignition Switch Economic Loss Actions, Other Economic Loss Actions, Ignition Switch Personal Injury Actions and Other Personal Injury Actions, a potential global resolution of all disputes between the GUC Trust on the one hand and such plaintiffs on the other, relating to the Subject Recall-Related Actions and related appeals of the Threshold Issues Decision and Threshold Issues Judgment, or the Potential Resolution. At the present time, settlement discussions have not materially progressed, and the GUC Trust intends to continue vigorously defending its positions in the Motions to Enforce litigation and the related appeals.

Other Matters

In addition, the GUC Trust has been named a defendant in two actions by individual plaintiffs with separate personal claims against Old GM. One of these claimants is seeking, in light of the recalls by New GM, to overturn the terms of a previous settlement with Old GM for personal injuries/wrongful deaths that occurred prior to the Closing Date. Although the GUC Trust and New GM have defeated a recent effort by that claimant to obtain relief in the Bankruptcy Court from her settlement, the claimant intends to appeal that ruling. Neither plaintiff has asserted a claim for specified monetary damages, but the GUC Trust intends to vigorously defend its position against such claimants.

Other than the foregoing, during the quarter ended June 30, 2015, no material changes occurred with respect to any legal proceedings relating to the GUC Trust, as compared to the disclosures included in the GUC Trust’s prior filings with the Securities and Exchange Commission.

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

In its quarterly report on Form 10-Q filed July 23, 2015, New GM also disclosed that, as of July 20, 2015, 100 putative class actions have been filed against New GM in various federal and state courts seeking compensatory and other damages for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that, as of July 20, 2015, 172 putative class actions have been filed against New GM in various federal and state courts seeking compensatory and other damages for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these 172 cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions).

Since June 2014, 204 Recall-Related Actions have been transferred to the United States District Court of the Southern District of New York, or the MDL Court, and have been consolidated into a single case, case number 14-MD-2543 (JMF), or the MDL Proceeding. On October 14, 2014, the plaintiffs in certain Recall-Related Actions filed two amended and consolidated complaints in the MDL Proceeding that concern vehicles designed, manufactured or sold prior to the Closing Date.

Concurrently with the proceedings before the MDL Court, New GM has taken steps in the Bankruptcy Court to enjoin claims in the Recall-Related Actions that concern vehicles designed, manufactured or sold prior to the Closing Date, except for Personal Injury Actions related to accidents that occurred after the Closing Date (or collectively, the Subject Recall-Related Actions). In that respect, beginning on April 21, 2014, New GM filed a series of motions with the Bankruptcy Court seeking to enjoin the Subject Recall- Related

Actions and to enforce the Sale Order and Injunction entered on July 5, 2009, or the Sale Order (under which all product liability and property damage claims arising from accidents or incidents prior to the Closing Date were to remain with Old GM as general unsecured claims), or the Motions to Enforce.

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

On April 15, 2015, the Bankruptcy Court rendered a decision, or the Threshold Issues Decision, on the threshold issues holding (among other things) that the plaintiffs in the Ignition Switch Economic Loss Actions and the Ignition Switch Personal Injury Actions may seek authorization to file late claims in the bankruptcy cases of Old GM, but that any such claims as against the GUC Trust are “equitably moot” (that is, fashioning relief for the plaintiffs against the GUC Trust would be “impractical, imprudent and therefore inequitable”), and thus the assets of the GUC Trust cannot be used to satisfy such claims, or the Equitable Mootness Finding.

On June 1, 2015, the Bankruptcy Court issued a judgment, or the Threshold Issues Judgment, which clarifies the terms of the Threshold Issues Decision and distills the Bankruptcy Court’s holdings into a binding order. The Threshold Issues Judgment provides, in pertinent part, the following:

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

(iii) Any claims asserted in the Ignition Switch Economic Loss Actions and the Ignition Switch Personal Injury Actions that relate to the conduct of Old GM are enjoined from being pursued against New GM on successor liability grounds, or the Successor Liability Finding;

(iv) The Equitable Mootness Finding is applicable to plaintiffs in the Ignition Switch Economic Loss Actions and the Ignition Switch Personal Injury Actions, and thus, the assets of the GUC Trust cannot be utilized to satisfy any claims that may be filed by such plaintiffs after the date of entry of the Threshold Issues Judgment;

(v) Although the Equitable Mootness Finding does not apply automatically to plaintiffs in the Other Economic Loss Actions or the Other Personal Injury Actions, such plaintiffs must file a pleading, or an Equitable Mootness Pleading, with the Bankruptcy Court asserting a good faith basis as to why the Equitable Mootness Finding should not apply to their Other Economic Loss Actions or Other Personal Injury Actions. In any Equitable Mootness Pleading, plaintiffs are not permitted to re-litigate issues of law that were addressed in the Threshold Issues Decision. If a plaintiff in an Other Economic Loss Action or Other Personal Injury Action fails to file a timely Equitable Mootness Pleading, or if the Bankruptcy Court denies the relief requested by the plaintiff in the Equitable Mootness Pleading, the GUC Trust is permitted to seek dismissal of the applicable Other Economic Loss Actions or Other Personal Injury Actions. However, in the event that the Bankruptcy Court grants the relief requested by any plaintiff in a timely Equitable Mootness Pleading, such plaintiff could seek to assert claims against the GUC Trust, which claims (if allowed) could dilute the recoveries of holders of Units in the GUC Trust. To date, the plaintiffs in the Other Economic Loss Actions and Other Personal Injury Actions have not asserted the aggregate amount of their claims; and

(vi) Pursuant to section 502(j) of the Bankruptcy Code, assets of the GUC Trust may be used to satisfy previously allowed or disallowed claims that are reconsidered for cause. Hence, any person who holds a previously allowed or disallowed claim may seek to have that claim reconsidered by the Bankruptcy Court, and in the event that any such claimant prevails in an application for reconsideration, the resulting additional allowed claims could dilute the recoveries of holders of Units in the GUC Trust.

Similar to the Equitable Mootness Finding, the Successor Liability Finding does not apply automatically to plaintiffs in the Other Economic Loss Actions or the Other Personal Injury Actions, and the Threshold Issues Judgment contains procedures for such plaintiffs to contest the applicability of the Successor Liability Finding to their individual Other Economic Loss Actions or the Other Personal Injury Actions.

Following entry of the Threshold Issues Judgment, plaintiffs in certain Other Economic Loss Actions and Other Personal Injury Actions filed Equitable Mootness Pleadings, or reservations of rights thereto, and plaintiffs in certain Other Economic Loss Actions and Other Personal Injury Actions filed pleadings contesting the applicability of the Successor Liability Finding, or the Successor Liability Pleadings. In addition, certain of such plaintiffs have sought to have the Equitable Mootness Pleadings and the Successor Liability Pleadings heard by the MDL Court in lieu of the Bankruptcy Court, or the Motions to Withdraw the Reference. The GUC Trust intends to vigorously oppose the Equitable Mootness Pleadings and the Motions to Withdraw the Reference.

The Threshold Issues Decision and Threshold Issues Judgment are subject to appeal by plaintiffs in the Ignition Switch Economic Loss Actions and Ignition Switch Personal Injury Actions, and certain of these plaintiffs have filed notices of appeal. Subsequent to such filings, New GM and the GUC Trust each filed notices of cross-appeal with respect to the Threshold Issues Decision and Threshold Issues Judgment. In a separate order entered on June 1, 2015, the Bankruptcy Court certified its Threshold Issues Decision and Threshold Issues Judgment for a direct appeal to the Second Circuit. In the event that the Second Circuit accepts the certification, the appeals of the Threshold Issues Decision and Threshold Issues Judgment will be heard directly by the Second Circuit, bypassing the intermediate appeal to the District Court for the Southern District of New York, or the District Court. Alternatively, if the Second Circuit denies the certification, the appeals of the Threshold Issues Decision and Threshold Issues Judgment will be heard by the District Court. Appellate proceedings have been stayed, except for certain procedural steps, until a time when the Second Circuit rules on the certification.

If the Bankruptcy Court’s Equitable Mootness Finding is not overturned on appeal, the claims of the plaintiffs in the Ignition Switch Economic Loss Actions and the Ignition Switch Personal Injury Actions have been determined to be equitably moot and, as a result, such claims (even if allowed by the Bankruptcy Court) may not dilute the recoveries of holders of Units in the GUC Trust. However, in the event that the decision is overturned with respect to the Equitable Mootness Finding, it is possible that those plaintiffs could seek to assert claims against the GUC Trust, which claims (if allowed) could dilute the recoveries of holders of Units in the GUC Trust.

On July 1, 2015, the GUC Trust announced that the GUC Trust was exploring, together with certain plaintiffs to the Ignition Switch Economic Loss Actions, Other Economic Loss Actions, Ignition Switch Personal Injury Actions and Other Personal Injury Actions, a potential global resolution of all disputes between the GUC Trust on the one hand and such plaintiffs on the other, relating to the Subject Recall-Related Actions and related appeals of the Threshold Issues Decision and Threshold Issues Judgment, or the Potential Resolution. At the present time, settlement discussions have not materially progressed, and the GUC Trust intends to continue vigorously defending its positions in the Motions to Enforce litigation and the related appeals.

In addition, the GUC Trust has been named a defendant in two actions by individual plaintiffs with separate personal claims against Old GM. One of these claimants is seeking, in light of the recalls by New GM, to overturn the terms of a previous settlement with Old GM for personal injuries/wrongful deaths that occurred prior to the Closing Date. Although the GUC Trust and New GM have defeated a recent effort by that claimant to obtain relief in the Bankruptcy Court from her settlement, the claimant intends to appeal that ruling. Neither plaintiff has asserted a claim for specified monetary damages, but the GUC Trust intends to vigorously defend its position against such claimants.

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

Other than the foregoing, there have been no material changes regarding risk factors from what was previously included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 22, 2015.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Motors Liquidation Company GUC Trust, for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Net Assets in Liquidation (Liquidation Basis) as of June 30, 2015 and March 31, 2015, (ii) Condensed Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three months ended June 30, 2015 and 2014, (iii) Condensed Statements of Cash Flows (Liquidation Basis) for the three months ended June 30, 2015 and 2014 and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2015

MOTORS LIQUIDATION COMPANY GUC TRUST

By:	Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

By:	/s/ David A. Vanaskey
Name:	David A. Vanaskey
Title:	Vice President of Wilmington Trust Company

EXHIBIT INDEX

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Motors Liquidation Company GUC Trust, for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Net Assets in Liquidation (Liquidation Basis) as of June 30, 2015 and March 31, 2015, (ii) Condensed Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three months ended June 30, 2015 and 2014, (iii) Condensed Statements of Cash Flows (Liquidation Basis) for the three months ended June 30, 2015 and 2014 and (iv) Notes to Condensed Financial Statements.