Form 10-Q
period 2015-09-30
Motors Liquidation Co
filed 2015-11-12
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

MOTORS LIQUIDATION COMPANY GUC TRUST

FORM 10-Q TABLE OF CONTENTS

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	September 30, 2015	March 31, 2015
	Unaudited
ASSETS
Cash and Cash Equivalents (Note 3)	$41,437	$37,483
Marketable Securities (Note 3)	762,007	30,944
Accrued Dividends on Holdings of New GM Common Stock (Note 3)	—	26,524
Holdings of New GM Securities	—	917,977
Other Assets and Deposits	2,289	1,038

TOTAL ASSETS	805,733	1,013,966
LIABILITIES
Accounts Payable and Other Liabilities	6,157	4,832
Liquidating Distributions Payable (Note 4)	131,885	7,714
Reserves for Residual Wind-Down Claims (Note 6)	21,491	25,406
Reserves for Expected Costs of Liquidation (Note 6)	32,902	31,278

TOTAL LIABILITIES	192,435	69,230

NET ASSETS IN LIQUIDATION (Note 3)	$613,298	$944,736

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net Assets in Liquidation, beginning of period	$786,385	$1,130,736	$944,736	$1,064,494
Increase (decrease) in net assets in liquidation:
Net additions to reserves for Expected Costs of Liquidation (Note 6)	(7,967)	(2,291)	(10,298)	(4,135)
Liquidating distributions (Note 4)	(117,280)	(199,922)	(124,420)	(210,200)
Net change in fair value of holdings of New GM Securities	(48,221)	(181,941)	(175,229)	(112,911)
Dividends and interest income (net reversal) (Note 3)	381	3,456	(21,491)	12,790

Net decrease in net assets in liquidation	(173,087)	(380,698)	(331,438)	(314,456)

Net Assets in Liquidation, end of period	$613,298	$750,038	$613,298	$750,038

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Six Months Ended September 30,
	2015	2014
Cash flows from (used in) operating activities
Cash receipts from dividends and interest	$4,149	$9,197
Cash paid for professional fees, governance costs and other administrative costs	(7,433)	(4,729)
Cash paid for Residual Wind-Down Claims	(3,356)	(646)
Cash receipts for refund due others	—	379
Cash paid for distributions	(46)	(127)

Net cash flows (used in) from operating activities	(6,686)	4,074
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(793,948)	(45,873)
Cash from maturities and sales of marketable securities	62,886	55,093

Net cash flows (used in) from investing activities	(731,062)	9,220
Cash flows from financing activities
Cash from liquidation of New GM Securities and sale for distribution	741,702	105

Net cash flows from financing activities	741,702	105

Net increase in cash and cash equivalents	3,954	13,399
Cash and cash equivalents, beginning of period	37,483	14,932

Cash and cash equivalents, end of period	$41,437	$28,331

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

September 30, 2015

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

The GUC Trust was formed on March 30, 2011, as a statutory trust under the Delaware Statutory Trust Act, for the purposes of implementing the Plan and distributing the GUC Trust’s distributable assets. Wilmington Trust Company serves as trustee and trust administrator of the GUC Trust (in such capacity, and not in its individual capacity, the “GUC Trust Administrator”), and FTI Consulting, Inc. serves as trust monitor of the GUC Trust (in such capacity, and not in its individual capacity, the “GUC Trust Monitor”). Prior to the liquidation in July and August 2015 of all New GM Securities (as defined below) then held by the GUC Trust (pursuant to the Liquidation Order (as defined below)), the Plan (as qualified by the Liquidation Order) generally provided for the distribution of certain shares of common stock (“New GM Common Stock”) of the new General Motors Company, formerly known as NGMCO, Inc. (“New GM”) and any associated Dividend Cash (as defined below) and certain warrants for the purchase of shares of such stock (the “New GM Warrants,” and, together with the New GM Common Stock, the “New GM Securities”) to holders of Allowed General Unsecured Claims pro rata by the amount of such claims. Since such liquidation of the New GM Securities, distributions to holders of Allowed General Unsecured Claims consist entirely of cash distributions in lieu of New GM Securities. In addition, prior to the qualification by the Liquidation Order and the resulting subsequent liquidation of New GM Securities, the Plan provided that each holder of an Allowed General Unsecured Claim would obtain, in the form of GUC Trust Units (as defined below), a contingent right to receive, on a pro rata basis, additional shares of New GM Common Stock (and associated Dividend Cash) and New GM Warrants (if and to the extent such New GM Common Stock and New GM Warrants were not required for the satisfaction of previously Disputed General Unsecured Claims (as defined in Note 2), Term Loan Avoidance Action Claims (as defined in Note 2) or liquidation for the payment of the expenses and liabilities of the GUC Trust), and certain cash, if any, remaining at the dissolution of the GUC Trust. Since the aforementioned liquidation of all New GM Securities previously held by the GUC Trust, the holders of GUC Trust Units have a contingent right to receive additional cash in lieu of New GM Securities.

By order dated July 2, 2015 (the “Liquidation Order”), the Bankruptcy Court approved the conversion of the GUC Trust’s holdings of New GM Securities into cash. To effect such conversion, on July 7, 2015, the GUC Trust converted all of its holdings of New GM Warrants into New GM Common Stock in a cashless exercise. In total, the GUC Trust converted (i) 10,352,556 New GM Series A Warrants (defined below) into 7,407,155 shares of New GM Common Stock, and (ii) 10,352,556 New GM Series B Warrants (defined below) into 4,953,635 shares of New GM Common Stock. Thereafter, the GUC Trust sold all of its holdings of New GM Common Stock for net proceeds aggregating $741.7 million, having completed all such sales on August 5, 2015. As a result, all distributions by the GUC Trust thereafter in respect of any Allowed General Unsecured Claims (including in respect of the GUC Trust Units) will be made solely in cash. Pursuant to the Liquidation Order, the proceeds of such liquidations (net of applicable costs, fees, and expenses paid in respect thereof) were allocated to the beneficiaries of the GUC Trust on a pro rata basis in the following manner:

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

Following the liquidation described above, the GUC Trust invested a portion of the proceeds in certain marketable securities as permitted under the GUC Trust Agreement. The amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries, including Dividend Cash, is referred to herein as “Distributable Cash.”

The GUC Trust exists solely for the purpose of resolving claims, distributing Distributable Cash (following the aforementioned liquidation of all New GM Securities) and winding down the affairs of MLC, all in accordance with a plan of liquidation of MLC approved by the Bankruptcy Court and the Liquidation Order. Accordingly, the GUC Trust has prepared the accompanying financial statements on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Under the liquidation basis of accounting, assets are stated at their estimated realizable value, which is the non-discounted amount of cash into which an asset is expected to be converted during the liquidation period, while liabilities continue to be recognized at the amount required by other U.S. GAAP, and are not remeasured to reflect any anticipation that an entity will be legally released from an obligation. Additionally, under the liquidation basis of accounting, a reserve is established for estimated costs expected to be incurred during the liquidation period. Such costs are accrued when there is a reasonable basis for estimation. Also, an accrual is made for estimated income or cash expected to be received over the liquidation period to the extent that a reasonable basis for estimation exists. These estimates are periodically reviewed and adjusted as appropriate. The valuation of assets at realizable value, the accrual for investment income on marketable securities expected to be received over the liquidation period, reserves for residual wind-down claims and reserves for expected liquidation costs represent estimates, are based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change.

As described above, the beneficiaries of the GUC Trust are future holders and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units (“Trust Beneficiaries”). As Disputed General Unsecured Claims are resolved and allowed and thereby become Allowed General Unsecured Claims, the holders thereof become entitled to receive liquidating distributions of Distributable Cash (including Dividend Cash) and GUC Trust Units pro rata by the amount of such Claims and, upon such occurrence, the GUC Trust incurs an obligation to distribute such cash. Accordingly, liquidating distributions payable are recorded for the amount of cash that the GUC Trust is obligated to distribute. Prior to the aforementioned liquidation of all New GM Securities previously held by the GUC Trust, liquidating distributions payable were recorded at the fair value of New GM Securities (including Dividend Cash) as of the end of the period in which the Disputed General Unsecured Claims were resolved as Allowed General Unsecured Claims. Similarly, to the extent potential Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2, liquidating distributions payable would be recorded for the Distributable Cash and the related Dividend Cash that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence. Prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims or potential Term Loan Avoidance Action Claims. Rather, the beneficial interests of Trust Beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the accompanying financial statements.

The accompanying (a) condensed statement of net assets in liquidation at March 31, 2015, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements. The GUC Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets in liquidation for the six months ended September 30, 2015 are not necessarily indicative of the changes in net assets that may be expected for the full year. The GUC Trust believes that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, the accompanying interim condensed financial statements should be read in conjunction with the GUC Trust’s financial statements for the year ended March 31, 2015 included in Form 10-K filed by the GUC Trust with the Securities and Exchange Commission on May 22, 2015.

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

Pursuant to the GUC Trust Agreement, holders of Disputed General Unsecured Claims become entitled to receive a distribution of Distributable Cash from the GUC Trust if, and to the extent that, such Disputed General Unsecured Claims become Allowed General

Unsecured Claims. Under the GUC Trust Agreement, the GUC Trust Administrator has the authority to file objections to such Disputed General Unsecured Claims and such claims may be prosecuted through alternative dispute resolution proceedings, including mediation and arbitration (“ADR Proceedings”), if appropriate. As of September 30, 2015, there was one remaining Disputed General Unsecured Claim of approximately $20.0 million, which was subject to pending objections filed by the GUC Trust. In addition, as of September 30, 2015, the GUC Trust held as reserves for Disputed General Unsecured Claims approximately $50.0 million in claim amount that is not associated with any particular claim but which has been set aside by the GUC Trust Administrator as a general claim contingency. See “—Allowed and Disputed Claims” below.

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

As described above, pursuant to the Liquidation Order, during July and August 2015, all of the GUC Trust’s holdings of New GM Securities were liquidated and following such liquidation, the GUC Trust’s Distributable Assets principally consist of Distributable Cash. A portion of such Distributable Cash is invested in certain marketable securities as permitted under the GUC Trust Agreement and the balance is held in cash and cash equivalents.

Prior to the liquidation of all its holdings of New GM Common Stock, the GUC Trust received dividends on such New GM Common Stock aggregating $24.7 million. Such dividends are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If the portion of Distributable Cash applicable to the proceeds from the liquidation of New GM Common

Stock is distributed to holders of subsequently allowed Disputed General Unsecured Claims and GUC Trust Units, then the dividends relating to such Distributable Cash will also be distributed to such holders. If, however, Distributable Cash is appropriated in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to such Distributable Cash will be applied to such costs and liabilities of the GUC Trust and (just like the appropriated Distributable Cash) will be maintained as Other Administrative Cash (as defined below). Because such dividends are applied to the same purposes as the associated Distributable Cash, any references in this Form 10-Q to Distributable Cash should be understood to include the dividends relating to such Distributable Cash, unless expressly indicated otherwise. The amount of cash and cash equivalents and marketable securities held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust is referred to as Dividend Cash and is included in the amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries that is referred to herein as Distributable Cash.

Funding for GUC Trust Costs of Liquidation

The GUC Trust has incurred and will continue to incur certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (the “Administrative Fund”) for the purpose of paying certain fees and expenses (including certain tax obligations) incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for professionals retained by the GUC Trust), other than the Reporting Costs, as defined below (“Wind-Down Costs”). As of September 30, 2015, the remaining Administrative Fund aggregated $8.2 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust (a substantial majority of which will likely not be incurred and, therefore, will likely be returned to the DIP Lenders), and such amounts may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs. Cash or investments from the Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

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

The GUC Trust Agreement provides that, if the GUC Trust Administrator determines that the Administrative Fund is not sufficient to satisfy the current or projected Wind-Down Costs or the Initial Reporting Cash is not sufficient to satisfy the current or projected Reporting Costs, the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to set aside Distributable Cash from distribution for these purposes. The GUC Trust Administrator may then appropriate such Distributable Cash to fund the Wind-Down Costs and/or Reporting Costs with the required approval of the Bankruptcy Court. Distributable Cash that is set aside and/or appropriated in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and any appropriation of Distributable Cash (including related Dividend Cash) will be classified as “Other Administrative Cash” under the GUC Trust Agreement. The setting aside (or any appropriation) of Distributable Cash, including Dividend Cash, itself is not, and has not been, reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust. Separate from this process of setting aside (or appropriating) Distributable Cash to satisfy unfunded projected costs and expenses of the GUC Trust, as a matter of financial reporting, the GUC Trust records a reserve in its Statement of Net Assets in Liquidation (the source of funding of which is not addressed therein) for all expected costs of liquidation for which there is a reasonable basis for estimation. For this reason, among others, there is not a direct relationship between the amount of such reserve reflected in the Statement of Net Assets in Liquidation and the amount of any Distributable Cash that is set aside (or appropriated) for current or projected costs and expenses of the GUC Trust. Adjustments to the Reserve for Expected Costs of Liquidation as reported in the Statement of Net Assets in Liquidation are recorded only when there is a reasonable basis for estimation of the expected incurrence of additional costs or a reduction in expected costs. For more information regarding the Reserves for Expected Costs of Liquidation reflected in the accompanying Condensed Statement of Net Assets in Liquidation, see Note 6.

Prior to the aforementioned liquidation of all New GM Securities in July and August 2015, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding purposes described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund the then current and projected costs and expenses of the GUC Trust. The March 2012 Bankruptcy Court order also authorized the sale of further New GM Securities aggregating $13.7 million for the purpose of funding certain fees, costs and expenses of the Avoidance Action Trust and the transfer of the sale proceeds to the Avoidance Action Trust (such sale proceeds were so transferred in May 2012). Prior to the aforementioned liquidation of all New GM Securities, sales of New GM Securities to fund projected Reporting Costs and Wind-Down Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and the Initial Reporting Cash (which amounts comprised part of the GUC Trust’s Other Administrative Cash). Such securities sold aggregated 1,043,801 shares of New GM Common Stock, 948,887 New GM Series A Warrants and 948,887 New GM Series B Warrants. There has been no appropriation of Distributable Cash to fund Wind-Down Costs and Reporting Costs.

As of September 30, 2015, Other Administrative Cash aggregated $7.1 million. To the extent that any of the Other Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining Other Administrative Cash will be distributed by the GUC Trust to holders of the GUC Trust Units.

As of September 30, 2015, Distributable Cash of $62.5 million was set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2015, including $2.3 million set aside for projected income taxes on dividends received on holdings of New GM Common Stock and Investment Income as described below in “Funding for Potential Tax Liabilities on Dispositions of New GM Securities, Dividends on New GM Common Stock and Investment Income.” Accordingly, such Distributable Cash is not available for distribution to the beneficiaries of the GUC Trust Units. Set aside and/or any appropriated Distributable Cash is reflected in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation until expended.

Funding for Potential Tax Liabilities on Dispositions of New GM Securities, Dividends on New GM Common Stock and Investment Income

The GUC Trust is subject to U.S. federal income tax on realized net gains from the distribution and sale of New GM Securities (such taxes, “Taxes on Distribution”). The GUC Trust is also subject to U.S. federal income tax on dividends received on New GM Common Stock held by the GUC Trust (such taxes, “Dividend Taxes”) and on investment income earned on Distributable Cash (such taxes, “Investment Income Taxes”). The GUC Trust Agreement provides that the Administrative Fund may not be utilized to satisfy any Taxes on Distribution, Dividend Taxes or Investment Income Taxes. As such, the GUC Trust Administrator is authorized, with the approval of the GUC Trust Monitor, to set aside from distribution Distributable Cash in amounts that would be sufficient to satisfy any potential Taxes on Distribution, Dividend Taxes or Investment Income Taxes. Distributable Cash that is set aside for Dividend Taxes and Investment Income Taxes is included in the set-aside for Wind-Down Costs described above in “Funding for GUC Trust Costs of Liquidation.” The GUC Trust Administrator may appropriate such set aside Distributable Cash to fund the Taxes on Distribution, Dividend Taxes or Investment Income Taxes with the approval of the GUC Trust Monitor and, with respect to Dividend Taxes and Investment Income Taxes only, with the approval of the Bankruptcy Court. Distributable Cash that is appropriated in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and the appropriation of Distributable Cash (including Dividend Cash) will be classified as “Other Administrative Cash” under the GUC Trust Agreement. Set aside and/or any appropriated Distributable Cash is reflected in cash and cash equivalents and marketable securities until expended to pay Taxes on Distribution, Dividend Taxes or Investment Income Taxes. While the set-aside or any appropriated Distributable Cash (including Dividend Cash) is not available for distribution, there is no corresponding liability or reserve related to such set-aside assets reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust.

Prior to the liquidation of all New GM Securities in July and August 2015 described above, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities to fund potential Taxes on Distribution, Dividend Taxes and Investment Income Taxes and to sell such set aside New GM Securities to fund the Taxes on Distribution, Dividend Taxes or Investment Income Taxes with the approval of the GUC Trust Monitor and, with respect to Dividend Taxes and Investment Income Taxes only, with the approval of the Bankruptcy Court. Such set aside New GM Securities were included in Holdings of New GM Securities in the Statement of Net Assets in Liquidation.

During the quarter ended September 30, 2015, the GUC Trust Administrator reviewed the current and potential Taxes on Distribution. As a result of such review, the GUC Trust Administrator determined that Distributable Cash of $108.7 million should be set aside for potential Taxes on Distribution for realized gains that are still subject to examination by the Internal Revenue Service and that are based on the tax basis of the New GM Securities on December 15, 2011, the date of transfer of record ownership of the New GM Securities from MLC to the GUC Trust. The GUC Trust Administrator intends to continue to reevaluate the amount of Distributable Cash set aside on a quarterly basis.

As previously disclosed, during the quarter ended September 30, 2013, the GUC Trust made a determination to file its U.S. federal income tax returns taking the position that beneficial ownership for a substantial majority of New GM Securities was transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date, instead of December 15, 2011, when record ownership of the remaining New GM Securities still held by MLC was transferred from MLC to the GUC Trust. For the remaining substantial minority of New GM Securities transferred from MLC to the GUC Trust, the GUC Trust determined that the transfer of beneficial ownership occurred on other dates for which the tax basis should be determined by reference to the value of such securities on such dates. This new tax position resulted in an increased tax basis of the New GM Securities from the prior tax position and, therefore, reduced taxable gains and increased taxable losses on distributions and sales of New GM Securities since March 31, 2011. The new tax position has not been sustained on examination by the Internal Revenue Service as of the date hereof. However, the GUC Trust believes, based on the available evidence and consultation with GUC Trust professionals, that it is more likely than not that the new tax position will be sustained on examination by the Internal Revenue Service based on the technical merits of the position. Accordingly, this new tax position has been recognized in any current and deferred income tax liabilities and income tax provision in the GUC Trust’s financial statements since the quarter ended September 30, 2013.

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2015, 2014 and 2013 with the Internal Revenue Service using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code, and the statutory notification periods set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2015 and prior years have expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2015 and prior years are no longer subject to examination by the Internal Revenue Service. However, remaining capital loss carryovers that were generated in those years, combined with capital gains and losses generated in the six months ended September 30, 2015, from the new tax position, which aggregate $182.4 million, along with net operating loss carryovers generated through September 30, 2015 aggregating $92.9 million, could be subject to examination by the Internal Revenue Service in subsequent years when those losses, if any, are utilized.

In contrast to the GUC Trust’s financial statements, as a conservative measure, the calculation of the “set aside” Distributable Cash for potential Taxes on Distribution utilizes the prior tax position rather than the new tax position to the extent that the GUC Trust’s liability for Taxes on Distribution has not been finally determined in accordance with Section 505(b) of the Bankruptcy Code or the new tax position has not been sustained on examination by the Internal Revenue Service. Accordingly, the potential tax liability for the GUC Trust’s U.S. federal income tax returns for the year ending March 31, 2016 and subsequent years is calculated, for purposes of the “set aside” of Distributable Cash for potential Taxes on Distribution, using the prior tax position rather than the new tax position. In addition, the “set aside” calculation does not recognize any reductions related to remaining net operating loss carryovers or capital loss carryovers for losses on distributions or sales of New GM Securities that are attributable to the March 31, 2015 tax year or prior tax years, until such carryovers are utilized and such utilization is finally determined in accordance with Section 505(b) of the Bankruptcy Code or the new tax position has been sustained on examination by the Internal Revenue Service.

For additional information regarding set aside Distributable Cash, see “Net Assets in Liquidation—Distributable Cash Set Aside from Distribution” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

Residual Wind-Down Claims and Costs

Upon the dissolution of the Debtors, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining disputed administrative expenses, priority tax claims, priority non-tax claims and secured claims (the “Residual Wind-Down Claims”). On December 15, 2011, under the Plan, the Debtors transferred to the GUC Trust an amount of assets necessary (the “Residual Wind-Down Assets”) to satisfy the ultimate allowed amount of such Residual Wind-Down Claims (including certain reasonable litigation defense costs related to the Term Loan Avoidance Action (the “Avoidance Action Defense Costs”)), as estimated by the Debtors, and the costs, fees and expenses relating to satisfying and resolving the Residual Wind-Down Claims (the “Residual Wind-Down Costs”). The Residual Wind-Down Assets initially aggregated approximately $42.8 million (which amount consisted of approximately $40.0 million in cash, including approximately $1.4 million designated for the payment of Avoidance Action Defense Costs, and the transferred benefit of approximately $2.8 million in prepaid expenses). Should the Residual Wind-Down Claims and the Residual Wind-Down Costs be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. If, at any time, the GUC Trust Administrator determines that the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims (including the actual amount of Avoidance Action Defense Costs) and Residual Wind-Down Costs, such costs will be satisfied by Other Administrative Cash. If there is no remaining Other Administrative Cash, the GUC Trust Administrator is authorized to, with GUC Trust Monitor approval, set aside and, with Bankruptcy Court approval, appropriate Distributable Cash to cover the shortfall. To the extent that Distributable Cash is set aside and/or appropriated to obtain funding to complete the wind-down of the Debtors, such Distributable Cash will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Costs could reduce the assets of the GUC Trust available for distribution. The setting aside or appropriation of Distributable Cash (including Dividend Cash) itself is not reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust. Rather, such set aside or any appropriated Distributable Cash (including Dividend Cash) is reflected in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation until expended. After the GUC Trust has concluded its affairs, any funds remaining that were obtained from the sale of New GM Securities or appropriation of Distributable Cash to fund the wind-down process or the resolution and satisfaction of the Residual Wind-Down Claims will be distributed to the holders of the GUC Trust Units.

The amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $7.9 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. It is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise to be paid from the other remaining Residual Wind-Down Assets and, following the depletion of such assets, the Administrative Fund (to the extent of any excess amounts remaining in the Administrative Fund from the funds designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust), Other Administrative Cash or the appropriation of Distributable Cash. As of September 30, 2015, $25.0 million in Residual Wind-Down Assets were held by the GUC Trust, which are recorded in cash and cash equivalents and marketable securities (aggregating approximately $24.8 million) and other assets and deposits (approximately $0.2 million) in the accompanying Condensed Statement of Net Assets in Liquidation. By comparison, there were approximately $0.5 million in Residual Wind-Down Claims against such assets as of September 30, 2015, subject to increase for new Residual Wind-Down Claims that are expected to arise for Avoidance Action Defense Costs.

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) $1.4 million in respect of certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC (the “Indenture Trustee / Fiscal and Paying Agent Costs”), and (ii) $2.0 million in respect of Reporting Costs. The funds received were credited to the reserve for expected costs of liquidation. Any unused portion of the funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of September 30, 2015, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs held by the GUC Trust approximated $0.3 million and are recorded in cash and cash equivalents in the accompanying Condensed Statement of Net Assets in Liquidation.

3.	Net Assets in Liquidation

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. Assets of the GUC Trust consisting primarily of Distributable Cash (including Dividend Cash) as described in Note 1 are available to be distributed to the Trust Beneficiaries (“GUC Trust Distributable Assets”) in accordance with the Plan and the GUC Trust Agreement, except to the extent that they are set aside or appropriated for funding the expected costs of liquidation and potential tax liabilities of the GUC Trust. The amounts of net assets in liquidation presented in the accompanying Condensed Statements of Net Assets in Liquidation at September 30, 2015 and March 31, 2015, correspond to the amounts of GUC Trust Distributable Assets as of September 30, 2015, after certain adjustments including reductions for the amounts of set aside Distributable Cash or any appropriated Distributable Cash. GUC Trust Distributable Assets aggregated approximately $589.6 million at September 30, 2015. For additional information, see “Net Assets in Liquidation—Distributable Assets” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

Cash and Cash Equivalents and Marketable Securities

As of September 30, 2015, cash and cash equivalents and marketable securities aggregated $803.4 million and are comprised of the following:

(in thousands)
Distributable Cash (including Dividend Cash)	$762,911
Residual Wind-Down Assets	24,827
Administrative Fund	8,243
Other Administrative Cash	7,108
Funds for Indenture Trustee/Fiscal Paying Agent Costs	339
Other	16

Total	$803,444

As described in Note 4, as of September 30, 2015, the GUC Trust had accrued liquidating distributions payable aggregating $131.9 million. Such amount includes $129.7 million of Distributable Cash that was distributable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets as of September 30, 2015. In addition, as of September 30, 2015, the amount of Distributable Cash reflected in the table above includes $62.5 million of amounts set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2015 (including $2.3 million for projected Dividend Taxes and Investment Income Taxes) and Distributable Cash of $108.7 million set aside for potential Taxes on Distribution. The aggregate amount of Distributable Cash which was pending distribution or was set aside and was not available for distribution at September 30, 2015 was $303.1 million.

Accrued Dividends on Holdings of New GM Common Stock

As of March 31, 2015, the GUC Trust accrued approximately $22.4 million in estimated dividends expected to be declared by New GM in the future and received by the GUC Trust on its holdings of New GM Common Stock over its estimated remaining liquidation period. Subsequent thereto, based on a determination that it would be in the best interests of Trust Beneficiaries, the GUC Trust made the determination to file a motion with the Bankruptcy Court seeking authority to liquidate all or substantially all of the GUC Trust’s holdings of New GM Securities. Such motion was approved by the Bankruptcy Court in the July 2, 2015 Order described above and all of the GUC Trust’s holdings of New GM Securities were liquidated in July and August 2015. Accordingly, the GUC Trust no longer expects to receive dividends on New GM Common Stock. Accordingly, previously accrued estimated future dividends have been reversed and no accrual of additional dividends has been made as of September 30, 2015.

Trust Units

As described in Note 1, under the Plan, each holder of an Allowed General Unsecured Claim retains a contingent right to receive, on a pro rata basis, additional Distributable Cash (if and to the extent not required for the satisfaction of previously Disputed General Unsecured Claims or potential Term Loan Avoidance Action Claims, or appropriation for the payment of the expenses or tax liabilities of the GUC Trust). The GUC Trust issues units representing such contingent rights (“GUC Trust Units”) at the rate of one GUC Trust Unit per $1,000 of Allowed General Unsecured Claims to each holder of an Allowed General Unsecured Claim, subject to rounding pursuant to the GUC Trust Agreement, in connection with the initial recognition of each Allowed General Unsecured Claim.

As described in “Critical Accounting Policies and Estimates—Income Taxes” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below, the GUC Trust is considered to be a Disputed Ownership Fund pursuant to Treasury Regulation Section 1.468B-9. Pursuant to Treasury Regulation Section 1.468B-9(c)(6), upon the termination of the GUC Trust, certain capital losses and net operating losses may be distributable to current or previous holders of GUC Trust Units. At this time, the amount of such losses that may be distributed is not determinable, the timing of such a distribution is dependent on a number of factors affecting the life of the GUC Trust and its termination date, and who is entitled to receive such a distribution is not currently known. The GUC Trust has initiated discussions with the Internal Revenue Service to get clarification on some of these issues, but, at this time, it is highly uncertain whether or not the Internal Revenue Service will provide the necessary guidance.

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

As of September 30, 2015, GUC Trust Units aggregating 31,853,702 were outstanding. Such number represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units and New GM Securities. There were no GUC Trust Units issued during the three months ended September 30, 2015.

Allowed and Disputed Claims

The total cumulative pro rata liquidating distributions ultimately received by Trust Beneficiaries is dependent upon the current amount of Allowed General Unsecured Claims and final resolution of outstanding Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims (as described in Note 2). Disputed General Unsecured Claims at September 30, 2015 reflect claim amounts at their originally filed amounts, a court ordered distribution “set aside” for certain claims filed without a claim amount and other adjustments as ordered by the court or permitted by the Plan. The Disputed General Unsecured Claims may settle at amounts that differ significantly from these amounts and at amounts that differ significantly from the historical pattern at which claims have been settled and allowed in proportion to claims resolved and disallowed. As described in Note 1, prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims. Liquidating distributions payable are recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) to be distributed as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2, liquidating distributions payable would be recorded in the amount of Distributable Cash that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence.

The following table presents a summary of the Allowed and Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims for the three months ended September 30, 2015:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claim Amount (2)
Total, June 30, 2015	$31,853,630	$70,000	$1,500,000	$1,570,000	$33,423,630
New Allowed General Unsecured Claims, net	—	—	—	—	—
Disputed General Unsecured Claims resolved or disallowed	—	—	—	—	—

Total, September 30, 2015	$31,853,630	$70,000	$1,500,000	$1,570,000	$33,423,630

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

4.	Liquidating Distributions

Liquidating distributions in the three months ended September 30, 2015 consisted of the following:

(in thousands)	Fair Value
Distributions during the three months ended September 30, 2015	$40
Less: Liquidating distributions payable at June 30, 2015	(14,645)
Add: Liquidating distributions payable at September 30, 2015	131,885

Total	$117,280

Liquidating distributions during the six months ended September 30, 2015, consisted of the following:

(in thousands)	Fair Value
Distributions during the six months ended September 30, 2015	$249
Less: Liquidating distributions payable at March 31, 2015	(7,714)
Add: Liquidating distributions payable at September 30, 2015	131,885

Total	$124,420

The distributions during the three and six months ended September 30, 2015 consisted solely of distributions to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements.

The GUC Trust was obligated at September 30, 2015 to distribute Distributable Cash of $131.9 million to the following: (1) holders of GUC Trust Units for excess distributions payable and (2) certain holders of Allowed General Unsecured Claims who had not then satisfied certain informational requirements necessary to receive these securities.

5.	Fair Value Measurements

Accounting standards require certain assets and liabilities be reported at fair value in the financial statements and provide a framework for establishing that fair value. The framework for determining fair value is based on a hierarchy that prioritizes the inputs and valuation techniques used to measure fair value. The GUC Trust’s Cash Equivalents, Marketable Securities, Holdings of New GM Securities at March 31, 2015 and Liquidating Distributions Payable are presented as provided by this hierarchy.

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

Level 3—Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs at September 30, 2015 and March 31, 2015.

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

The following table presents information about the GUC Trust’s assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and March 31, 2015, and the valuation techniques used by the GUC Trust to determine those fair values.

	September 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$37,580	$—	$—	$37,580
Marketable Securities:
U.S. Treasury bills	—	739,722	—	739,722
Corporate commercial paper	—	15,225	—	15,225
U.S. government agency bonds	—	7,060	—	7,060

Total Assets	$37,580	$762,007	$—	$799,587

Liabilities:
Liquidating distributions payable	$131,885	$—	$—	$131,885

	March 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$19,150	$—	$—	$19,150
Marketable Securities:
Municipal commercial paper and demand notes	—	12,064	—	12,064
Corporate commercial paper	—	18,880	—	18,880
Holdings of New GM Securities:
New GM Common Stock	427,151	—	—	427,151
New GM Warrants	490,826	—	—	490,826

Total Assets	$937,127	$30,944	$—	$968,071

Liabilities:
Liquidating distributions payable	$7,714	$—	$—	$7,714

The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value:

•	Due to its short-term, liquid nature, the fair value of cash equivalents approximates its carrying value.

•	Marketable securities at September 30, 2015 consist of U.S. Treasury bills, corporate commercial paper, and U.S. government agency bonds. Marketable securities at March 31, 2015 include municipal commercial paper and variable demand notes and corporate commercial paper. Due to their short term maturities, the fair value of U.S. Treasury bills and corporate and municipal commercial paper approximates their carrying value. The fair value of U.S. government agency bonds is based on pricing models, quoted prices of securities with similar characteristics, or broker quotes. Municipal variable demand notes trade daily at par value and, therefore, their fair value is equal to par value.

•	Holdings of New GM Securities at March 31, 2015 are valued at closing prices reported on the active market on which the securities are traded.

•	Liquidating distributions payable at September 30, 2015 are valued at the amount of cash that the GUC Trust is obligated to distribute. Liquidating distributions payable at March 31, 2015 are valued at closing prices of New GM Securities reported on the active market on which the securities are traded.

The GUC Trust’s policy is to recognize transfers between levels of the fair value hierarchy as of the actual date of the event of change in circumstances that caused the transfer. There were no such transfers during the three or six months ended September 30, 2015 and the year ended March 31, 2015.

6.	Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims

The following is a summary of the activity in the reserves for expected costs of liquidation for the three and six months ended September 30, 2015 and 2014:

	Three months ended September 30, 2015
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, June 30, 2015	$20,344	$8,206	$347	$1,221	$30,118
Plus additions to reserves	5,748	2,219	—	—	7,967
Less liquidation costs incurred:
Trust Professionals	(2,017)	(740)	—	(2)	(2,759)
Trust Governance	(1,041)	(450)	(18)	—	(1,509)
Other Administrative Expenses	(858)	(57)	—	—	(915)

Balance, September 30, 2015	$22,176	$9,178	$329	$1,219	$32,902

	Six months ended September 30, 2015
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2015	$21,089	$8,602	$364	$1,223	$31,278
Plus additions to reserves	7,195	3,103	—	—	10,298
Less liquidation costs incurred:
Trust Professionals	(3,381)	(1,494)	—	(4)	(4,879)
Trust Governance	(1,859)	(900)	(35)	—	(2,794)
Other Administrative Expenses	(868)	(133)	—	—	(1,001)

Balance, September 30, 2015	$22,176	$9,178	$329	$1,219	$32,902

	Three months ended September 30, 2014
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, June 30, 2014	$22,513	$10,483	$446	$1,238	$34,680
Plus additions to reserves	2,240	51	—	—	2,291
Less liquidation costs incurred (net of reversals):
Trust Professionals	(1,801)	(390)	—	(4)	(2,195)
Trust Governance	(912)	(450)	(38)	—	(1,400)
Other Administrative Expenses	2	(31)	—	—	(29)

Balance, September 30, 2014	$22,042	$9,663	$408	$1,234	$33,347

	Six months ended September 30, 2014
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2014	$22,529	$12,235	$464	$1,258	$36,486
Plus additions to (reductions in) reserves	4,677	(542)	—	—	4,135
Less liquidation costs incurred:
Trust Professionals	(3,327)	(975)	—	(24)	(4,326)
Trust Governance	(1,829)	(903)	(56)	—	(2,788)
Other Administrative Expenses	(8)	(152)	—	—	(160)

Balance, September 30, 2014	$22,042	$9,663	$408	$1,234	$33,347

During the three months ended September 30, 2015, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased by $5.7 million and $2.2 million, respectively. During the six months ended September 30, 2015, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased by $7.2 million and $3.1 million, respectively. During the three months ended September 30, 2014, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased by $2.2 million and $51 thousand, respectively. During the six months ended September 30, 2014, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased by $4.7 million and decreased by $0.5 million, respectively. Such revisions in the estimates were recorded as additions to (reductions in) the reserves for expected costs of liquidation in such periods. The GUC Trust has recorded reserves for expected costs of liquidation that represent amounts expected to be incurred over the estimated remaining liquidation period of the GUC Trust for which there was a reasonable basis for estimation as of September 30, 2015.

The amount of liquidation costs that will ultimately be incurred depends both on the time period and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of September 30, 2015, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through October 2017, which has been estimated predominately on a probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust. It is possible that future developments in the Term Loan Avoidance Action could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond October 2017. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period could change in the near term.

As described in Part II, Item 1, Legal Proceedings, the GUC Trust is participating, as an interested party, in litigation involving certain General Motors vehicle recalls. While unlikely at this time, it is possible that such litigation could extend the remaining liquidation period of the GUC Trust beyond October 2017.

The following is a summary of the activity in the reserves for Residual Wind-Down Claims for the three months ended September 30, 2015 and 2014:

(in thousands)	2015	2014
Balance, beginning of period	$23,840	$28,335
Less claims allowed during the period	(2,349)	(916)

Balance, end of period	$21,491	$27,419

The following is a summary of the activity in the reserves for Residual Wind-Down Claims for the six months ended September 30, 2015 and 2014:

(in thousands)	2015	2014
Balance, beginning of period	$25,406	$28,698
Less claims allowed during the period	(3,915)	(1,279)

Balance, end of period	$21,491	$27,419

7.	Income Tax Provision

The income tax provision in the Condensed Statements of Changes in Net Assets in Liquidation for the three and six months ended September 30, 2015 and 2014 was determined by computing the current and deferred tax provisions for the interim periods using the GUC Trust’s statutory tax rate of 39.6%. There was no current tax benefit or provision in such periods due to cumulative net operating and capital losses, and no income taxes have been paid by the GUC Trust. There also was no deferred tax benefit or provision in such periods as a result of the establishment of a full valuation allowance against net deferred tax assets at the beginning and end of such periods.

Deferred taxes in the accompanying Condensed Statement of Net Assets in Liquidation at September 30, 2015 are comprised of the following components:

Deferred tax assets:
Reserves for expected costs of liquidation	$11,534
Net operating and capital loss carryovers	109,051

Gross deferred tax assets	120,585
Less: Valuation allowance	(120,021)

Deferred tax asset, net of valuation allowance	564
Deferred tax liabilities:
Accrued investment income	(564)

Gross deferred tax liabilities	(564)

Net deferred taxes	$—

As previously disclosed, during the quarter ended September 30, 2013, the GUC Trust made a determination to file its U.S. federal income tax returns taking the position that beneficial ownership for a substantial majority of New GM Securities was transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date, instead of December 15, 2011, when record ownership of the remaining New GM Securities still held by MLC was transferred from MLC to the GUC Trust. For the remaining substantial minority of New GM Securities transferred from MLC to the GUC Trust, the GUC Trust determined that the transfer of beneficial ownership occurred on other dates for which the tax basis should be determined by reference to the value of such securities on such dates. This new tax position resulted in an increased tax basis of the New GM Securities from the prior tax position and, therefore, reduced taxable gains and increased taxable losses on distributions and sales of New GM Securities since March 31, 2011. The new tax position has not been sustained on examination by the Internal Revenue Service as of the date hereof. However, the GUC Trust believes, based on the available evidence and consultation with GUC Trust professionals, that it is more likely than not that the new tax position will be sustained on examination by the Internal Revenue Service based on the technical merits of the position. Accordingly, this new tax position has been recognized in any current and deferred income tax liabilities and income tax provision in the GUC Trust’s financial statements since the quarter ended September 30, 2013.

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2015, 2014 and 2013 with the Internal Revenue Service using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code, and the statutory notification period set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2015 and prior years have expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2015 and prior years are no longer subject to examination by the Internal Revenue Service. However, remaining capital loss carryovers that were generated in those years, combined with capital gains and losses generated in the six months ended September 30, 2015, from the new tax position, which aggregate $182.4 million, along with net operating loss carryovers generated through September 30, 2015 aggregating $92.9 million, could be subject to examination by the Internal Revenue Service in subsequent years when those losses are utilized. The capital loss carryovers begin to expire on March 31, 2017 and the net operating loss carryovers begin to expire on March 31, 2032. These loss carryovers in the aggregate result in a deferred tax asset of $109.1 million (reflected in the table above).

A full valuation allowance against net deferred tax assets aggregating $120.0 million was established as of September 30, 2015 because the deferred tax assets are not realizable. Such valuation allowance was increased by $22.0 million and $84.1 million from the full valuation allowance against net deferred tax assets established as of June 30, 2015 and March 31, 2015, respectively.

8.	Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and will continue to receive certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company, as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the three and six months ended September 30, 2015 and 2014.

In addition, Wilmington Trust Company has also entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. The fees and commissions charged by Wilmington Trust Company and its affiliates pursuant to these arrangements are consistent with the standard fees and commissions charged by Wilmington Trust Company to unrelated third-parties in negotiated transactions. During the three and six months ended September 30, 2015, the total amount of such fees and commissions was approximately $60,000 and $65,000, respectively. During the three and six months ended September 30, 2014, the total amount of such fees and commissions was approximately $6,000 and $12,000, respectively.

Item 2.	Management’s Discussion and Analysis

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its second fiscal quarter ended September 30, 2015. It is intended to be read in conjunction with the condensed financial statements of the GUC Trust included in Item 1 above, which we refer to as the financial statements. For additional information about the purpose and administrative operations of the GUC Trust, see the disclosure in the notes to the financial statements filed with this Form 10-Q and in the Form 10-K filed by the GUC Trust with the Securities and Exchange Commission on May 22, 2015. A glossary of defined terms used in this Form 10-Q is provided under the heading “Glossary” below.

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

Distributions and Distributable Assets of the GUC Trust

As of September 30, 2015, the principal assets comprising the corpus of the GUC Trust are holdings of cash and cash equivalents and marketable securities resulting from the liquidation in July and August 2015 of the GUC Trust’s previously held (i) shares of common stock of General Motors Company, or the New GM Common Stock, (ii) warrants to acquire shares of New GM Common Stock at an exercise price of $10.00 per share, expiring July 10, 2016, or the New GM Series A Warrants, and (iii) warrants to acquire shares of New GM Common Stock at an exercise price of $18.33 per share, expiring July 10, 2019, or the New GM Series B Warrants. The New GM Series A Warrants and the New GM Series B Warrants are referred to collectively as the New GM Warrants, and the New GM Common Stock and the New GM Warrants are referred to collectively as the New GM Securities.

By order dated July 2, 2015, or the Liquidation Order, the Bankruptcy Court approved the conversion of the GUC Trust’s holdings of New GM Securities into cash. To effect such conversion, on July 7, 2015, the GUC Trust converted all of its holdings of New GM Warrants into New GM Common Stock in a cashless exercise. In total, the GUC Trust converted (i) 10,352,556 New GM Series A Warrants into 7,407,155 shares of New GM Common Stock, and (ii) 10,352,556 New GM Series B Warrants into 4,953,635 shares of New GM Common Stock. Thereafter, the GUC Trust sold all of its holdings of New GM Common Stock for net proceeds aggregating $741.7 million, having completed all such sales on August 5, 2015. As a result, all distributions by the GUC Trust thereafter in respect of any Allowed General Unsecured Claims (including in respect of the GUC Trust Units) will be made solely in cash.

Pursuant to the Liquidation Order, the proceeds of such liquidations (net of applicable costs, fees, and expenses paid in respect thereof) were allocated to the beneficiaries of the GUC Trust on a pro rata basis in the following manner:

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

Following the liquidation described above, the GUC Trust invested a portion of the proceeds in certain marketable securities as permitted under the GUC Trust Agreement. The amount of such cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries, including Dividend Cash (as defined below) is referred to herein as “Distributable Cash.”

The Plan, as qualified by the Liquidation Order, generally provides for the distribution of Distributable Cash (including Dividend Cash) to holders of Allowed General Unsecured Claims pro rata by the amount of such claims. In that regard, the Plan provides that each holder of an Allowed General Unsecured Claim will obtain, in addition to an initial distribution of Distributable Cash (including Dividend Cash) in such amounts as described below, a contingent right to receive, on a pro rata basis, additional Distributable Cash (including Dividend Cash) (only if and to the extent such Distributable Cash is not required to satisfy new Allowed General Unsecured Claims or to fund the liquidation and administrative costs or income tax liabilities of the GUC Trust) available for distribution to the holders of such rights. Such rights are represented by units of beneficial interests in the GUC Trust, or GUC Trust Units, distributed to holders of Allowed General Unsecured Claims in proportion to the amount of their claims, subject to certain rounding rules set forth in the Plan and the GUC Trust Agreement.

Prior to the aforementioned liquidation of all its holdings of New GM Common Stock, the GUC Trust received dividends on the New GM Common Stock it held as of the respective record dates aggregating approximately $24.7 million. Such dividends are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If the portion of Distributable Cash applicable to the proceeds from the liquidation of New GM Common Stock is distributed to holders of subsequently allowed Disputed General Unsecured Claims, allowed Term Loan Avoidance Action Claims, or GUC Trust Units, then the dividends relating to such Distributable Cash will also be distributed to such holders. If, however, Distributable Cash is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to such Distributable Cash will be applied to such costs and liabilities of the GUC Trust and (just like the appropriated Distributable Cash) will be maintained in Other Administrative Cash (as defined below under the heading “Funding for the GUC Trust’s Liquidation and Administrative Costs”). Because such dividends are applied to the same purpose as the associated Distributable Cash, any references in this Form 10-Q to Distributable Cash should be understood to include the dividends relating to such Distributable Cash, unless expressly indicated otherwise. The amount of cash and cash equivalents and marketable securities held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock held by the GUC Trust is referred to as Dividend Cash.

Pursuant to the GUC Trust Agreement, the GUC Trust is required to make quarterly distributions to the holders of Allowed General Unsecured Claims that were allowed during the immediately preceding fiscal quarter. Under the terms of the Plan, the GUC Trust Agreement and the Liquidation Order (and subject to rounding under the Plan), and following the liquidation of the GUC Trust’s holdings of New GM Securities in July and August 2015, each $1,000 in amount of such new Allowed General Unsecured Claims is entitled to receive (upon delivery of any information required by the GUC Trust) approximately $278, which represents the net cash value of the New GM Securities that otherwise would have been distributed to such claimant prior to entry of the Liquidation Order, together with associated cash in lieu of fractional shares and Dividend Cash, as well as one GUC Trust Unit. Such initial distribution includes a pro rata share of Distributable Cash associated with New GM Securities that were distributed as Excess GUC Trust Distributable Assets (as defined below) in respect of GUC Trust Units since the Effective Date of the Plan. Quarterly distributions are made to holders of newly Allowed General Unsecured Claims as promptly as practicable after the first day of the fiscal quarter following the periods ending each March 31, June 30, September 30 and December 31, during the life of the GUC Trust.

In addition to the foregoing, the GUC Trust is required to make quarterly distributions in respect of GUC Trust Units if Excess GUC Trust Distributable Assets at the end of the preceding fiscal quarter exceed certain thresholds set forth in the Trust Agreement. Such distributions in respect of GUC Trust Units, if any, are made as promptly as practicable after the periods ending each March 31, June 30, September 30 and December 31. Excess GUC Trust Distributable Assets means (i) Distributable Cash, including Dividend Cash (only if and to the extent such Distributable Cash (a) is not required for the satisfaction of new Allowed General Unsecured Claims and (b) has not been set aside from distribution to fund potential liquidation and administrative costs or income tax liabilities of the GUC Trust (as described below under “Net Assets in Liquidation—Distributable Cash Set Aside from Distribution”) and (ii) Other Administrative Cash available, if any, for distribution to the holders of GUC Trust Units.

As described in “—Critical Accounting Policies and Estimates—Income Taxes” below, the GUC Trust is considered to be a Disputed Ownership Fund pursuant to Treasury Regulation Section 1.468B-9. Pursuant to Treasury Regulation Section 1.468B-9(c)(6), upon the termination of the GUC Trust, certain capital losses and net operating losses may be distributable to current or previous holders of GUC Trust Units. At this time, the amount of such losses that may be distributed is not determinable, the timing of such a distribution is dependent on a number of factors affecting the life of the GUC Trust and its termination date, and who is entitled to receive such a distribution is not currently known. The GUC Trust has initiated discussions with the Internal Revenue Service to get clarification on some of these issues, but, at this time, it is highly uncertain whether or not the Internal Revenue Service will provide the necessary guidance.

Funding for the GUC Trust’s Liquidation and Administrative Costs

As of the Effective Date, pursuant to the Plan, MLC funded approximately $52.7 million in cash to the GUC Trust, or the Administrative Fund, to be held and maintained by the GUC Trust Administrator for the purpose of paying certain fees and expenses incurred by the GUC Trust (including the fees of the GUC Trust Administrator and the GUC Trust Monitor, the fees and expenses of other professionals retained by the GUC Trust, and certain tax obligations), which are referred to as the Wind-Down Costs. The United States Department of the Treasury and the Governments of Canada and Ontario (through Export Development Canada), which are referred to collectively as the DIP Lenders, maintain a lien on the Administrative Fund which relates to certain funds advanced at the commencement of the Debtors’ insolvency proceedings. Consequently, pursuant to the GUC Trust Agreement, any cash or investments from the Administrative Fund which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. As of September 30, 2015, the remaining Administrative Fund aggregated $8.2 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust (a substantial majority of which will likely not be incurred and, therefore, will likely be returned to the DIP Lenders), and such amounts may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs. As described above, any cash or investments in the Administrative Fund that remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

The GUC Trust Agreement provides that the Administrative Fund may not be utilized to fund certain specified costs, fees and expenses, which are referred to as Reporting Costs, including those directly or indirectly relating to (i) reports to be prepared and filed by the GUC Trust pursuant to applicable rules, regulations and interpretations of the Securities and Exchange Commission, or the SEC, (ii) the transfer, registration for transfer and certification of GUC Trust Units, (iii) the application by the Committee to the Internal Revenue Service for a private letter ruling regarding the tax treatment of the GUC Trust and the holders of Allowed General Unsecured Claims in respect to the distribution of New GM Securities, and (iv) certain legal proceedings relating to the Term Loan Avoidance Action. In addition, the Administrative Fund cannot be used to fund any current or projected tax liabilities of the GUC Trust, other than those included in the Administrative Fund budget. However, the GUC Trust Agreement does provide the GUC Trust Administrator with the authority to set aside from distribution and appropriate Distributable Cash to fund such Reporting Costs and projected tax liabilities (other than those included in the budget), with the approval of the Bankruptcy Court and/or the GUC Trust Monitor, in each case as described below.

The GUC Trust Agreement affords the GUC Trust Administrator, with the approval of the GUC Trust Monitor, the authority to set aside from distribution Distributable Cash (previously New GM Securities) in amounts sufficient to satisfy (i) any current or projected Wind-Down Costs of the GUC Trust that exceed the amounts budgeted or were not budgeted in the Administrative Fund, including federal income taxes incurred in respect of dividends received by the GUC Trust on New GM Common Stock held by the GUC Trust, which are referred to as Dividend Taxes and federal income taxes incurred on investment income earned on Distributable Cash, which are referred to as Investment Income Taxes, (ii) any current or projected Reporting Costs that exceed the then currently available funds, or (iii) any current or projected Taxes on Distribution (as defined below). This process is not related to, and is separate from, the process of recognizing current and deferred income tax liabilities, as well as reserves for expected costs of liquidation in the Statement of Net Assets in Liquidation as a matter of financial reporting, which is only required for expected costs of liquidation for which there is a reasonable basis for estimation under applicable accounting standards. See “Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” and “—Income Taxes” below.

The GUC Trust Administrator may appropriate Distributable Cash (previously set aside New GM Securities were liquidated) that has been set aside from distribution to fund (with the required approval of the Bankruptcy Court) the current or projected Wind-Down Costs (including Dividend Taxes and Investment Income Taxes) or Reporting Costs of the GUC Trust and (with the required approval of only the GUC Trust Monitor) current and projected Taxes on Distribution of the GUC Trust. The cash and cash equivalents and marketable securities associated with any appropriated Distributable Cash (and previously sold set aside New GM Securities) are referred to as Other Administrative Cash. Pursuant to the GUC Trust Agreement, any cash and cash equivalents or marketable securities constituting Other Administrative Cash that remain at the winding up and conclusion of the GUC Trust will be distributed to the holders of GUC Trust Units.

Prior to the aforementioned liquidation of all New GM Securities in July and August 2015, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding of Wind-Down Costs and Reporting Costs described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs. Prior to the aforementioned liquidation of all the GUC Trust’s holdings of New GM Securities, sales of New GM Securities to fund projected Reporting Costs and Wind-Down Costs through calendar year 2015 aggregated approximately $ 61.7 million, including Dividend Cash of $0.2 million and approximately $5.7 million expressly authorized by the GUC Trust Agreement to be liquidated shortly after the Effective Date for the purposes of funding certain Reporting Costs, which is referred to as the Initial Reporting Cash. As of September 30, 2015, approximately $7.1 million remained in Other Administrative Cash and was recorded in cash and cash equivalents and marketable securities in the Condensed Statement of Net Assets in Liquidation as of September 30, 2015.

Residual Wind-Down Claims and Costs

In addition to resolving Disputed General Unsecured Claims, the GUC Trust Administrator is required to resolve and satisfy (to the extent allowed) certain disputed administrative expenses, priority tax claims, priority non-tax claims, and secured claims against the Debtors, or the Residual Wind-Down Claims. Upon the dissolution and winding up of MLC on December 15, 2011, or the Dissolution Date, the GUC Trust assumed responsibility for the resolution and satisfaction (to the extent allowed) of such Residual Wind-Down Claims. At that time, MLC transferred to the GUC Trust assets, or the Residual Wind-Down Assets, in an amount sufficient, based upon the Debtors’ reasonable estimates, to satisfy the residual Wind-Down Claims and the costs, fees and expenses related to satisfying and resolving the Residual Wind-Down Claims, or the Residual Wind-Down Costs. The Residual Wind-Down Assets so transferred approximated $42.8 million consisting of approximately $40.0 million in cash (including approximately $1.4 million for the payment of certain defense costs related to the Term Loan Avoidance Action, or Avoidance Action Defense Costs) and the transferred benefit of approximately $2.8 million in prepaid expenses. As of September 30, 2015, the amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash received by the GUC Trust from MLC on the Dissolution Date by approximately $7.9 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. The Term Loan Avoidance Action is currently pending before the Bankruptcy Court, and it is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise, to be paid from the remaining Residual Wind-Down Assets and, following any depletion of such assets, the Administrative Fund (to the extent of any excess amounts remaining in the Administrative Fund from the funds designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust), Other Administrative Cash or appropriated Distributable Cash.

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

As of September 30, 2015, Residual Wind-Down Assets aggregating $25.0 million were held by the GUC Trust and were recorded in cash and cash equivalents and marketable securities (aggregating approximately $24.8 million) and other assets and deposits (approximately $0.2 million) in the accompanying Condensed Statement of Net Assets in Liquidation as of September 30, 2015. A corresponding amount in the aggregate is recorded in the reserve for Residual Wind-Down Claims, reserves for expected costs of liquidation and accounts payable and accrued liabilities in the accompanying Condensed Statement of Net Assets in Liquidation as of September 30, 2015. By comparison, there were approximately $0.5 million in Residual Wind-Down Claims against such assets as of September 30, 2015, subject to increase for new Residual Wind-Down Claims that are expected to arise with respect to Avoidance Action Defense Costs.

Other Assets Received from MLC on the Dissolution Date

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) approximately $2.0 million designated for Reporting Costs and (ii) approximately $1.4 million designated for reimbursements to indenture trustees and fiscal and paying agents under the Debtors prepetition debt issuances for costs associated with, among other things, administering distributions to registered holders of the debtors’ prepetition debt issuances, or Indenture Trustee / Fiscal and Paying Agents Costs. Any unused portion of such funds designated for Indenture Trustee / Fiscal and Paying Agents Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of September 30, 2015, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs of $0.3 million were held by the GUC Trust and are recorded in cash and cash equivalents in the accompanying Condensed Statement of Net Assets in Liquidation as of September 30, 2015. A corresponding amount was recorded in the reserves for expected costs of liquidation in the accompanying Condensed Statement of Net Assets in Liquidation as of September 30, 2015. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of September 30, 2015.

Income Tax Liabilities for Certain Capital Gains and Dividends on New GM Common Stock

Upon the dissolution and winding up of MLC on the Dissolution Date, record ownership of all undistributed New GM Securities was transferred to the GUC Trust. Using the value of the New GM Securities as of that date, the tax basis per share or warrant of the New GM Securities on the Dissolution Date was $19.87 for the New GM Common Stock, $11.38 for the New GM Series A Warrants and $7.88 for the New GM Series B Warrants. Prior to the year ended March 31, 2013, such tax basis was used in the GUC Trust’s U.S. federal income tax return to determine the taxable gain or loss on the disposition of New GM Securities since their transfer. Since the year ended March 31, 2013, the GUC Trust has filed its U.S. federal income tax returns taking the position that beneficial ownership for a substantial majority of New GM Securities transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date instead of December 15, 2011, when record ownership of the remaining New GM Securities still held by MLC was transferred from MLC to the GUC Trust. For the remaining substantial minority of New GM Securities transferred from MLC to the GUC Trust, the GUC Trust determined that transfer of beneficial ownership occurred on other dates for which the tax basis should be determined by reference to the value of such securities on such dates. This new tax position resulted in an increased tax basis of the New GM Securities from the prior tax position and, therefore, reduced taxable gains and increased taxable losses on distributions and sales of New GM Securities since March 31, 2011. The GUC Trust believes, based on the available evidence and consultation with GUC Trust professionals, that it is more likely than not that the new tax position in the amounts reflected in the GUC Trust’s income tax returns will be sustained on examination by the Internal Revenue Service, based on the technical merits of the position. Although the GUC Trust’s federal income tax returns for the year ended March 31, 2015 and prior years are no longer subject to examination by the Internal Revenue Service as a result of the application of Section 505(b) of the Bankruptcy Code, this new tax position, as of the date hereof, has not been sustained on examination by the Internal Revenue Service. Accordingly, remaining capital loss carryovers of $182.4 million as of September 30, 2015, from the new tax position, along with net operating loss carryovers of $92.9 million as of September 30, 2015, could be subject to examination by the Internal Revenue Service in subsequent years when those losses, if any, are utilized.

The GUC Trust incurs U.S. federal income tax liabilities on any net capital gains realized upon the distribution of New GM Securities to holders of Allowed General Unsecured Claims or GUC Trust Units or by sale of New GM Securities (unless such net capital gains are offset by deductible expenses and accumulated net operating losses), which are referred to as Taxes on Distribution. The GUC Trust also incurs income tax liabilities on investment income and dividends received on New GM Common Stock held by the GUC Trust (such income tax liabilities on dividends received on New GM Common Stock and investment income are referred to as Dividend Taxes and Investment Income Taxes, respectively). The GUC Trust records any current taxes payable from such realized net gains and interest and dividends (net of deductible operating losses and expenses) and, prior to the liquidation of all of the GUC Trust’s holdings of New GM Securities in July and August 2015, described above under the heading “—Distributions and Distributable Assets,” recorded a deferred tax liability at the end of each quarter for all of the New GM Securities that it then held, where the market prices of such New GM Securities exceeded their tax basis. Where the market prices of the New GM Securities held at any quarter end was less than their tax basis, a deferred tax asset with a corresponding valuation allowance was recorded, resulting in no net deferred tax asset at such quarter end. A full valuation allowance was recorded under such circumstances, because realization of the deferred tax asset was uncertain (in that it was dependent upon the generation of taxable gains upon the sale or distribution of New GM Securities in the future, which was not determinable prior to occurrence). See “Critical Accounting Policies and Estimates—Income Taxes” below. A full valuation allowance was recorded against the GUC Trust’s deferred tax assets at March 31, 2015 and September 30, 2015. As a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that such deferred tax assets are not realizable. See Note 7 (“Income Tax Provision”) to the financial statements.

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

Pursuant to the Plan, the GUC Trust is obligated to satisfy reasonable Avoidance Action Defense Costs, subject to the right of the GUC Trust to seek disgorgement in accordance with the terms of the Plan. As described under the heading “—Residual Wind-Down Claims” above, the amount of Avoidance Action Defense Costs incurred to date exceeds the amount of Residual Wind-Down Assets received from MLC which was designated for this purpose by approximately $7.9 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. As described in Part II, Item 1, Legal Proceedings, litigation with respect to the Term Loan Avoidance Action is ongoing, and it is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise, to be paid from the other remaining Residual Wind-Down Assets and, following the depletion of such assets, the Administrative Fund (to the extent of any excess amounts remaining in the Administrative Fund from the funds designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust), Other Administrative Cash or appropriated Distributable Cash.

Critical Accounting Policies and Estimates

Liquidation Basis of Accounting

The GUC Trust was created for the purposes described in Note 1, “Description of Trust and Reporting Policies” to the financial statements and has a finite life. As a result, the GUC Trust has prepared its financial statements on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Under the liquidation basis of accounting, assets are stated at their estimated realizable value, which is the non-discounted amount of cash into which an asset is expected to be converted during liquidation, while liabilities continue to be recognized at the amount required by other U.S. GAAP, and are not remeasured to reflect any anticipation that an entity will be legally released from an obligation. Additionally, under the liquidation basis of accounting, a reserve is established for estimated costs expected to be incurred during liquidation. Such costs are accrued when there is a reasonable basis for estimation. An accrual is made for estimated income or cash expected to be received over the liquidation period to the extent that a reasonable basis for estimation exists. These estimates are periodically reviewed and adjusted as appropriate. As described below under the heading “—Reserves for Expected Costs of Liquidation,” it is reasonably possible that estimates for expected costs of liquidation could change in the near term.

The valuation of assets at realizable value, reserves for Residual Wind-Down Claims, reserves for expected liquidation costs and the accrual for investment income from marketable securities represent estimates, based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change.

As described in Note 1 to the financial statements, the GUC Trust beneficiaries are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. As Disputed General Unsecured Claims are resolved and allowed and thereby become Allowed General Unsecured Claims, the holders thereof become entitled to receive liquidating distributions of Distributable Cash (including Dividend Cash) and GUC Trust Units pro rata by the amount of such Claims and, upon such occurrence, the GUC Trust incurs an obligation to distribute Distributable Cash. Accordingly, liquidating distributions payable are recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) that the GUC trust is obligated to distribute as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2 to the financial statements, liquidating distributions payable would be recorded for the Distributable Cash (including the related Dividend Cash), that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence. Prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims). Rather, the beneficial interests of GUC Trust beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the financial statements.

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

Holdings of New GM Securities and Dividends on New GM Common Stock

Holdings of New GM Securities at March 31, 2015 represent the GUC Trust’s holdings of New GM Securities that were previously held for future distribution in respect of Allowed General Unsecured Claims and the GUC Trust Units, and include amounts that were previously set aside from distribution to fund potential administrative costs and income tax liabilities (including Taxes on Distribution, Dividend Taxes and Investment Income Taxes). The securities held consisted of shares of New GM Common Stock and New GM Warrants. As described above under “Functions and Responsibilities of the GUC Trust – Distributions and Distributable Assets of the GUC Trust,” pursuant to the Liquidation Order, the GUC Trust liquidated all of its holdings of New GM Securities during July and August 2015. The GUC Trust valued its holdings in the securities at their fair value based on quoted closing market prices as of the last trading day of the fiscal period.

Beginning in the quarter ended June 30, 2014 and through the quarter ended March 31, 2015, estimated dividends expected to be received on holdings of New GM Common Stock were accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation existed. During the quarter ended June 30, 2015, based on a determination that it would be in the best interests of Trust Beneficiaries, the GUC Trust made a determination to file a motion with the Bankruptcy Court seeking authority to liquidate all or substantially all of the GUC Trust’s holdings of New GM Securities. Such motion was approved by the Bankruptcy Court in the Liquidation Order described above under the heading “Functions and Responsibilities of the GUC Trust – Distributions and Distributable Assets of the GUC Trust,” and all of the GUC Trust’s holdings of New GM Securities were liquidated in July and August 2015. As a result, the GUC Trust no longer expected to receive dividends on New GM Common Stock and previously accrued estimated future dividends (net of dividends received in June 2015) were reversed in the quarter ended June 30, 2015.

Dividends received on New GM Common Stock are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If the portion of Distributable Cash applicable to the liquidated New GM Common Stock is distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units, then the dividends relating to such Distributable Cash will also be distributed to such holders. If, however, Distributable Cash is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to such appropriated Distributable Cash will be applied to such costs and liabilities of the GUC Trust and (just like the appropriated Distributable Cash) will be maintained in Other Administrative Cash. Because such dividends are applied to the same purpose as the associated Distributable Cash, any references to Distributable Cash should be understood to include the dividends relating to such Distributable Cash, unless expressly indicated otherwise. The amount of cash and cash equivalents and marketable securities held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust is referred to as Dividend Cash and is included in the amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries that is referred to as Distributable Cash.

Marketable Securities and Accrued Investment Income on Marketable Securities

Marketable securities at September 30, 2015 consist of short-term investments in U.S. Treasury bills, corporate commercial paper, and U.S. government agency bonds. Marketable securities at March 31, 2015 consist of short-term investments in corporate commercial paper and municipal government commercial paper and variable demand notes. The GUC Trust has valued these securities at fair value based on carrying value for U.S. Treasury bills and municipal and corporate commercial paper where carrying value approximates fair value, par value for variable demand notes where par value equals fair value, and based on pricing models, quoted market prices of securities with similar characteristics or broker quotes for U.S. government agency bonds. Beginning in the quarter ended June 30, 2014, estimated investment income expected to be received on short term investments in marketable securities is accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation exists.

Reserves for Residual Wind-Down Claims and Residual Wind-Down Costs

Upon the dissolution of MLC, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining Residual Wind-Down Claims. On the date of dissolution of the Debtors, the Debtors transferred to the GUC Trust Residual Wind-Down Assets in an amount necessary to satisfy the ultimate allowed amount of such Residual Wind-Down Claims (including certain Avoidance Action Defense Costs) and the Residual Wind-Down Costs, as estimated by the Debtors. Should the Residual Wind-Down Costs and the Residual Wind-Down Claims be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. If, collectively, the actual amounts of Residual Wind-Down Claims (including certain Avoidance Action Defense Costs) allowed and the Residual Wind-Down Costs exceed the Residual Wind-Down Assets, the GUC Trust Administrator may be required to set aside from distribution and appropriate Distributable Cash to fund the shortfall. Any such appropriation would reduce the amount of Distributable Cash (including Dividend Cash) available for distribution to holders of GUC Trust Units.

Reserves for Expected Costs of Liquidation

Under the liquidation basis of accounting, the GUC Trust is required to estimate and accrue the costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs, described as Wind-Down Costs and Reporting Costs in Note 2 (“Plan of Liquidation”) to the financial statements, consist principally of professional fees, costs of governance, and other administrative expenses. These amounts may vary significantly due to, among other things, the time and effort required to complete all distributions under the Plan. The GUC Trust has recorded reserves for expected costs of liquidation that represent estimated costs to be incurred over the remaining liquidation period of the GUC Trust for which there is a reasonable basis for estimation. The amount of liquidation costs that will ultimately be incurred depends both on the period of time and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of September 30, 2015, such remaining liquidation period extends through October 2017 and has been estimated predominantly on a probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust. It is possible that future developments in the Term Loan Avoidance Action could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond October 2017. As described in Part II, Item 1, Legal Proceedings, the GUC Trust is participating, as an interested party, in litigation involving certain General Motors vehicle recalls. While unlikely at this time, it is possible that such litigation could extend the remaining liquidation period of the GUC Trust beyond October 2017. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period could change in the near term.

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

The process of recording reserves for expected costs of liquidation as a matter of financial reporting is separate and distinct from the process by which Distributable Cash is set aside from distribution for the purposes of funding projected costs of liquidation. Such projected costs are generally estimated on a more conservative (i.e., more inclusive) basis and include contingencies that are not permitted to be accrued in reserves for expected costs of liquidation under applicable U.S. GAAP. For a more complete description of the process of setting aside Distributable Cash to fund projected costs and potential liabilities of the GUC Trust, see “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs” above and “Net Assets in Liquidation—Distributable Cash Set Aside from Distribution” below.

Income Taxes

The GUC Trust is considered to be a Disputed Ownership Fund pursuant to Treasury Regulation Section 1.468B-9. Because all of the assets that have been transferred to the GUC Trust are passive investments, the GUC Trust will be taxed as a Qualified Settlement Fund (or QSF) pursuant to Treasury Regulation Section 1.468B-9(c)(1)(ii). The QSF tax status of the GUC Trust has been approved by the Internal Revenue Service in a private letter ruling issued on March 2, 2011. In general, a QSF is considered to be a C Corporation but pays Federal income tax using trust income tax rates on its modified gross income. Modified gross income includes gross income pursuant to Internal Revenue Code Section 61 less administrative expenses, certain losses from the sale, exchange or worthlessness of property, and net operating losses. In general, a Disputed Ownership Fund taxed as a QSF does not recognize gross income on assets transferred to it; therefore, the GUC Trust has not recognized gross income on the transfer of assets from MLC.

The GUC Trust generates gross income in the form of interest and dividend income (including dividends received on its previous holdings of New GM Common Stock) and recognizes gains and/or losses upon its disposition of shares of New GM Common Stock and New GM Warrants, which are reduced by administrative expenses and accumulated net operating and capital losses, to compute modified gross income. As the GUC Trust is taxable for Federal income tax purposes, a current income tax liability or asset, if any, is recognized for estimated taxes payable or receivable for the year. Deferred tax liabilities and assets are recognized for the estimated future tax effects of temporary differences between financial reporting and tax accounting. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary.

The GUC Trust is not subject to state income taxes under current law. Accordingly, no current or deferred state income tax liabilities and assets are recorded.

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust professionals. The GUC Trust’s tax liability with respect to its federal income tax returns for the year ended March 31, 2015, and all prior years, are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, remaining capital loss carryovers that were generated in those years, combined with capital gains and losses generated in the six months ended September 30, 2015, from the new tax position, which aggregate $182.4 million, along with net operating loss carryovers generated through September 30, 2015 aggregating $92.9 million, could be subject to examination by the Internal Revenue Service in subsequent years when those losses, if any, are utilized. As of September 30, 2015, there are no known items which would result in a significant accrual for uncertain tax positions.

The process of recognizing deferred tax assets and liabilities and any current income taxes payable as a matter of financial reporting is separate and distinct from the process by which Distributable Cash is set aside from distribution for the purposes of funding potential income tax liabilities. Such potential income tax liabilities are generally estimated on a more conservative (i.e., more inclusive) basis and include amounts of potential income tax liabilities beyond the amounts that are permitted to be recorded under applicable accounting standards. For a more complete description of the process of setting aside Distributable Cash to fund projected costs and potential income tax liabilities of the GUC Trust, see “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs” above and “Net Assets in Liquidation—Distributable Cash Set Aside from Distribution” below.

Use of Estimates

The preparation of financial statements on a liquidation basis in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements and related footnotes. Significant estimates include the anticipated amounts and timing of future cash flows for expected dividends to be received on holdings of New GM Common Stock (as of March 31, 2015 only), estimated investment income expected to be received, expected liquidation costs, Residual Wind-Down Claims and Costs, and fair value of marketable securities. Actual results could differ from those estimates.

Statement of Changes in Net Assets in Liquidation

During the three months ended September 30, 2015, net assets in liquidation decreased by approximately $173.1 million, from approximately $786.4 million to approximately $613.3 million, principally as a result of liquidating distributions of $117.3 million and a decrease in the fair value of holdings of New GM Securities from June 30, 2015 to the dates of liquidation of such New GM Securities of $48.2 million. During the six months ended September 30, 2015, net assets in liquidation decreased by approximately $331.4 million, from approximately $944.7 million to approximately $613.3 million, principally as a result of liquidating distributions of $124.4 million and a decrease in the fair value of holdings of New GM Securities from March 31, 2015 to the dates of liquidation of such New GM Securities of $175.2 million.

The changes in net assets in liquidation for the three and six months ended September 30, 2015 also reflect the impact of additions of approximately $8.0 million and $10.3 million, respectively, to the reserves for expected costs of liquidation during the three and six months ended September 30, 2015. As described below in more detail in “Liquidation and Administrative Costs,” such additions to the reserves for expected costs of liquidation resulted primarily from increases in expected costs resulting from an increase in the estimated length of the remaining liquidation period.

The changes in net assets in liquidation for the three and six months ended September 30, 2015 also reflect an increase of approximately $0.4 million and a decrease of $21.5 million, respectively, in dividend and interest income. The decrease for the six months ended September 30, 2015 is primarily a result of the reversal of accrued dividends of $22.4 million. As described in Note 1 (“Description of Trust and Reporting Polices”) to the financial statements, during the quarter ended June 30, 2015, based on a determination that it would be on the best interests of Trust Beneficiaries, the GUC Trust made a determination to file a motion with the Bankruptcy Court seeking authority to liquidate some or all of the GUC Trust’s holdings of New GM Securities. Such motion was approved by the Bankruptcy Court in the July 2, 2015 Order described in Note 3, (“Net Assets in Liquidation”) to the financial statements and all of the GUC Trust’s holdings of New GM Securities were liquidated in July and August 2015. Accordingly, the GUC Trust will no longer receive dividends on New GM Common Stock. Accordingly, the previous accrual for estimated future dividends (net of dividends received in June 2015) was reversed in the quarter ended June 30, 2015 and no accrual of dividends was made subsequent to March 31, 2015. The decrease due to the reversal of accrued dividends on the New GM Common Stock is offset in part by a $0.7 million increase during the six months ended September 30, 2015 in the accrual for estimated investment income from marketable securities.

There was no income tax provision or benefit during the three and six months ended September 30, 2015 as a result of the establishment of a full valuation allowance against net deferred tax assets at both September 30, 2015 and March 31, 2015. As a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that the deferred tax assets are not realizable. See “Functions and Responsibilities of the GUC Trust—Income Tax Liabilities for Certain Capital Gains and Dividends on New GM Common Stock” above and Note 8 (“Income Tax Provision”), to the financial statements.

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

As of September 30, 2015, the GUC Trust had approximately $32.9 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $30.1 million in reserves as of June 30, 2015. The following table summarizes in greater detail the changes in such reserves during the three months ended September 30, 2015:

(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, June 30, 2015	$20,344	$8,206	$347	$1,221	$30,118
Plus additions to reserves	5,748	2,219	—	—	7,967
Less liquidation costs incurred:
Trust Professionals	(2,017)	(740)	—	(2)	(2,759)
Trust Governance	(1,041)	(450)	(18)	—	(1,509)
Other Administrative Expenses	(858)	(57)	—	—	(915)

Balance, September 30, 2015	$22,176	$9,178	$329	$1,219	$32,902

Reserves were increased approximately $8.0 million during the three months ended September 30, 2015, in order to reflect a $5.8 million increase in expected Wind-Down Costs and a $2.2 million increase in expected Reporting Costs. The increases in expected Wind-Down Costs and expected Reporting Costs during the three months ended September 30, 2015, are primarily associated with an increase in the estimated length of the remaining liquidation period. In comparison, reserves were increased approximately $2.3 million during the three months ended September 30, 2014, in order to reflect a $2.2 million increase in expected Wind-Down Costs and a $51,000 increase in expected Reporting Costs. The increase in expected Wind-Down Costs during the three months ended September 30, 2014, was primarily associated with increased expected legal costs resulting from the GUC Trust’s participation as an interested party in legal proceedings related to New GM vehicle recalls, as well as increases in revised estimates of ongoing costs necessary to conduct the wind-down activities of the GUC Trust.

Reserves were increased approximately $10.3 million during the six months ended September 30, 2015, in order to reflect a $7.2 million increase in expected Wind-Down Costs and a $3.1 million increase in expected Reporting Costs. The increases in expected Wind-Down Costs and expected Reporting Costs during the six months ended September 30, 2015, are primarily associated with an increase in the estimated length of the remaining liquidation period during the quarter ended September 30, 2015. In addition, expected Wind-Down Costs increased during the six months ended September 30, 2015 as a result of additional expenses of GUC Trust Professionals with respect to liquidation of the New GM Securities and amendment of the GUC Trust Agreement and commissions on the sale of New GM Common Stock. Expected Reporting Costs also increased during the six months ended September 30, 2015 as a result of additional expenses of GUC Trust Professionals with respect to liquidation of the New GM Securities and increased insurance costs. In comparison, reserves were increased approximately $4.1 million during the six months ended September 30, 2014, in order to reflect a $4.7 million increase in expected Wind-Down Costs and a $0.6 million decrease in expected Reporting Costs. The increase in expected Wind-Down Costs during the six months ended September 30, 2014, was primarily associated with increased expected legal costs resulting from the GUC Trust’s participation as an interested party in legal proceedings related to New GM vehicle recalls, as well as increases in revised estimates of ongoing costs necessary to conduct the wind-down activities of the GUC Trust, partially offset by a reduction in expected costs associated with a reduction in the then estimated remaining life of the GUC Trust during the quarter ended June 30, 2014. The decrease in expected Reporting Costs during the six months ended September 30, 2014, was primarily associated with a reduction in the then estimated remaining life of the GUC Trust during the quarter ended June 30, 2014.

Total reserves were reduced by the amount of liquidation and administrative costs incurred during the three and six months ended September 30, 2015. Trust professional costs incurred during the three and six months ended September 30, 2015 were approximately $2.8 million and $4.9 million, respectively, as compared to approximately $2.2 million and $4.3 million, respectively, for the three and six months ended September 30, 2014. The increase of $0.6 million from three-month period to period was due primarily to increases in Wind-Down Costs and Reporting Costs charged to the reserve. The increase of $0.6 million from six-month period to period was due primarily to increases in Reporting Costs charged to the reserve. Trust Governance Costs incurred during the three and six months ended September 30, 2015 were approximately $1.5 million and $2.8 million, respectively, as compared to $1.4 million and $2.8 million, respectively, for the three and six months ended September 30, 2014. The increase of approximately $0.1 million from the comparable three-month period was primarily due to increased fees and reimbursable expenses for the GUC Trust Administrator and GUC Trust Monitor. Other administrative costs during the three and six months ended September 30, 2015 were approximately $0.9 million and $1.0 million, respectively, compared to approximately $29 thousand and $0.2 million, respectively, for the three and six months ended September 30, 2014. The increases of $0.9 million and $0.8 million from the comparable three-month and six-month periods, respectively, were primarily due to commissions on the sale of New GM Common Stock during the three months ended September 30, 2015. For additional information regarding the components of each category of costs, see “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs,” “Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC Trust on the Dissolution Date.”

The foregoing reserves represent future costs of the GUC Trust for which there was a reasonable basis for estimation as of September 30, 2015 and, therefore, are recorded under the liquidation basis of accounting in accordance with U.S. GAAP. It is reasonably possible, however, that additional costs will be incurred, for which there was not a reasonable basis for estimation as of September 30, 2015. In particular, as of September 30, 2015, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through October 2017, which date is predominantly the result of the estimate of the period of time required for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust, and assumes an extension of the current scheduled dissolution date of the GUC Trust. This end date of the remaining liquidation period has been estimated predominantly on a probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. It is possible that future developments in the Term Loan Avoidance Action could extend the current estimate of the remaining period of time required for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond October 2017.

As described in Part 2, Item 1, “Legal Proceedings,” the GUC Trust is participating, as an interested party, in litigation involving certain General Motors vehicle recalls. While unlikely at this time, it is possible that such litigation could extend the remaining liquidation period of the GUC Trust beyond October 2017.

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

The process of recognizing reserves for expected costs of liquidation as a matter of financial reporting is separate and distinct from the process by which Distributable Cash is set aside from distribution for the purposes of funding projected costs of liquidation, which are generally estimated on a more conservative (i.e., more inclusive) basis and include contingencies that are not permitted to be recognized under applicable accounting standards. As described in further detail below, certain amounts of Distributable Cash have already been set aside from distribution for the purposes of meeting such additional obligations. However, the amounts set aside from distribution are neither reflected in nor a part of the financial statements included elsewhere in this Form 10-Q because the process of setting aside such assets is not related to the process of recording, as a matter of financial reporting in the Statement of Net Assets in Liquidation, reserves for expected costs of liquidation or any current and deferred income tax liabilities. See “Critical Accounting Policies and Estimates—Income Taxes” and “Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” above and “Net Assets in Liquidation—New GM Securities or Distributable Cash Set Aside from Distribution” below.

For additional information regarding the reserves described above, see Note 2 (“Plan of Liquidation”) and Note 6 (“Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims”) to the financial statements.

Net Assets in Liquidation

Disputed Claims

During the three months ended September 30, 2015, no Disputed General Unsecured Claims were resolved by the GUC Trust Administrator.

The following table provides additional detail regarding claims resolution status at September 30, 2015:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claims Amount (2)
As of September 30, 2015	$31,853,630	$70,000	$1,500,000	$1,570,000	$33,423,630

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

Distributable Assets

The table below summarizes the activity in New GM Securities prior to their liquidation and Distributable Cash that comprises the GUC Trust’s distributable assets, including the numbers of New GM Securities previously distributed, and the amount of Distributable Cash distributable as of September 30, 2015, as well as the amount of Distributable Cash available for distribution to holders of GUC Trust Units as of September 30, 2015 (in thousands):

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Distributable Cash (including Dividend Cash)
Distributable Assets as of Effective Date (March 31, 2011)	150,000	136,364	136,364	$—
Dividends Received on New GM Common Stock	—	—	—	24,746
Prior Distributions (1)	(137,299)	(124,817)	(124,817)	(3,366)
Prior Sales to Fund GUC Trust Costs and Avoidance Action Trust Funding Obligation	(1,313)	(1,194)	(1,194)	(170)
Liquidation of New GM Securities (2)	(11,388)	(10,353)	(10,353)	741,701

Holdings of New GM Securities as of September 30, 2015	—	—	—	762,911

Less: Distributions Payable at September 30, 2015 (1), (3)				(131,885)
Add: Distributions Payable to Holders of GUC Trust Units as of September 30, 2015				129,721
Less: Amounts Set Aside from Distribution to Fund Projected GUC Trust Costs				(60,186)
Less: Amounts Set Aside from Distribution to Fund Projected Dividend Taxes and Investment Income Taxes				(2,257)
Less: Amounts Set Aside from Distribution to Fund Potential Taxes on Distribution				(108,740)

Distributable Assets as of September 30, 2015 (4)				$589,564

(1)	The numbers of New GM Securities shown as distributed or the amount of Distributable Cash shown as distributable include sales for (a) cash distributions to governmental entities to the extent such governmental entities have requested such sales and demonstrated to the satisfaction of the GUC Trust Administrator that such governmental entities are precluded by applicable law from receiving distributions of New GM Securities and (b) fractional amounts of New GM Securities, in lieu of which the GUC Trust is required pursuant to the GUC Trust Agreement to distribute cash, subject to certain minimum thresholds.
(2)	As described above under “Functions and Responsibilities of the GUC Trust – Distributions and Distributable Assets of the GUC Trust” and in Note 1 (“Description of Trust and Reporting Polices”) to the financial statements, the GUC Trust’s holdings of New GM Securities were liquidated during July and August 2015.
(3)	Distributions Payable are in respect of Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled and excess distributions payable to holders of GUC Trust Units.
(4)	Distributable Assets reflects the amounts of Distributable Cash and Dividend Cash shown as “GUC Trust Distributable Assets” on the report included as Exhibit 99.1 to the Form 8-K filed by the GUC Trust with the SEC on October 29, 2015. Such Distributable Cash and associated Dividend Cash have been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims as of September 30, 2015. To the extent such claims are resolved in favor of the GUC Trust, Distributable Cash and associated Dividend Cash may become available for distribution to holders of GUC Trust Units in future periods. The amount of Distributable Cash and associated Dividend Cash set out above as “Distributable Assets” does not directly relate to Net Assets in Liquidation or any other number appearing in the GUC Trust’s financial statements prepared in accordance with U.S. GAAP.

As described above under the heading “—Disputed Claims,” as of September 30, 2015, there were approximately $31.9 billion in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed in the aggregate 137,298,736 shares of New GM Common Stock, 124,817,263 New GM Series A Warrants and 124,817,263 New GM Series B Warrants and $3.4 million of Distributable Cash. In addition, the GUC Trust was obligated to distribute as of September 30, 2015, $131.9 million of Distributable Cash. Such amount includes $129.7 million of Distributable Cash that was distributable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets as of September 30, 2015.

During the three months ended September 30, 2015, no Distributable Cash was appropriated to fund liquidation and administrative costs of the GUC Trust.

Distributable Cash Set Aside from Distribution

Overview of Distributable Cash Set Aside from Distribution

In addition to distributions of Distributable Cash, which are reflected as reductions to the GUC Trust net assets in its financial statements, the GUC Trust also, from time to time, sets aside Distributable Cash for potential future appropriation to fund projected liquidation and administrative costs, as well as potential income tax liabilities, including Dividend Taxes, Investment Income Taxes and Taxes on Distribution. Distributable Cash that is set aside from distribution by the GUC Trust is not deducted from the net assets in liquidation of the GUC Trust in its financial statements unless and until such set aside Distributable Cash is appropriated and expended. Distributable Cash set aside from distribution is segregated by the GUC Trust for such specific purposes and is not available for distribution to holders of GUC Trust Units or other claimants unless and to the extent that the GUC Trust later determines that the set aside Distributable Cash is no longer needed to fund those specific purposes.

This process is not related to, and is separate from, the process of recording any current and deferred income tax liabilities and reserves for expected costs of liquidation in the Statement of Net Assets in Liquidation, as a matter of financial reporting. As a matter of financial reporting, income tax liabilities and reserves for expected costs of liquidation must be determined in accordance with generally accepted accounting principles applicable to the GUC Trust. By contrast, the estimates of projected costs and potential liabilities for which the GUC Trust may set aside Distributable Cash are generally made on a more conservative (i.e., more inclusive) basis and include contingencies and amounts of potential income tax liabilities that are not permitted to be recognized under applicable accounting standards. See “Critical Accounting Policies—Income Taxes” and “Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” above.

As of September 30, 2015, the distributable assets of the GUC Trust consisted of Distributable Cash of approximately $589.6 million (including Dividend Cash), after deducting the amounts of Distributable Cash (including Dividend Cash) (i) set aside from distribution to fund additional projected liquidation and administrative costs and potential income tax liabilities of the GUC Trust (as described below under the headings “—‘Set Aside’ Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes” and “—‘Set Aside’ Calculations Relating to Potential Taxes on Distribution”) and (ii) set aside for distributions payable in respect of Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distributions to which they are entitled. Such Distributable Cash has been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. To the extent such claims are resolved in favor of the GUC Trust, Distributable Cash (including Dividend Cash) may become available for distribution to holders of GUC Trust Units in future periods.

Prior to the liquidation of all the GUC Trust’s holdings of New GM Securities in July and August 2015, New GM Securities were set aside to fund projected liquidation and administrative costs and potential income tax liabilities as described below.

“Set Aside” Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes and Investment Income Taxes

The GUC Trust Administrator reevaluates, on a quarterly basis, the amount of Distributable Cash (including Dividend Cash) needed to be set aside from distribution for purposes of funding projected liquidation and administrative costs, including Dividend Taxes and Investment Income Taxes. This determination is made on a basis different than that used to calculate reserves for financial statement purposes. Under the current methodology, the amount to be set aside is equal to the estimates of projected liquidation and administrative costs (including Dividend Taxes and Investment Income Taxes). Prior to the liquidation of all of the GUC Trust’s holdings of New GM Securities, estimates of projected liquidation and administrative costs (including Dividend Taxes and Investment Income Taxes) were converted into the number of New GM Securities to be set aside from distribution by dividing such estimates by the trailing twelve month average closing prices for the New GM Securities. A corresponding amount of Dividend Cash associated with the set-aside New GM Securities was also set aside from distribution.

For the quarter ended September 30, 2015, as a result of the standard quarterly reevaluations described above, the estimate of projected liquidation and administrative costs (including Dividend Taxes and Investment Income Taxes) was increased by $7.5 million, which resulted in a corresponding increase of $7.5 million in the needed set aside of Distributable Cash (as compared with the fair value of the New GM Securities previously set aside from distribution). Such increase in projected Wind-Down and Reporting and Transfer Costs was primarily related to the increase in the length of the estimated remaining liquidation period described under “—Liquidation and Administrative Costs” above. Accordingly, as of September 30, 2015, the GUC Trust had set aside from distribution Distributable Cash of $62.5 million for the purposes of funding future projected liquidation and administrative costs of the GUC Trust, including Dividend Taxes and Investment Income Taxes of $2.3 million. Such amount was sufficient to fully fund projected liquidation and administrative costs of the GUC Trust, as estimated by the GUC Trust Administrator at September 30, 2015.

“Set Aside” Calculations Relating to Potential Taxes on Distribution

In addition to reevaluating the amount of Distributable Cash (including Dividend Cash) to be set aside from distribution to fund projected liquidation and administrative costs, including Dividend Taxes and Investment Income Taxes, the GUC Trust Administrator also reevaluates, on a quarterly basis, the amount of Distributable Cash needed to be set aside from distribution to fund potential income tax liabilities on realized gains from the disposition of New GM Securities, which are referred to as Taxes on Distribution. The current methodology for calculating such set aside estimates potential Taxes on Distribution by applying the applicable U.S. federal income tax rate to realized capital gains that are still subject to examination by the Internal Revenue Service, less current period tax deductible expenses and future tax deductible expenses. Such realized capital gains are computed using a tax basis for the New GM Securities based on the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011 and the tax basis of the New GM Common Stock received for the exercise of the New GM Warrants pursuant to the Liquidation Order.

Prior to the liquidation of all of the GUC Trust’s holdings of New GM Securities, estimates of potential Taxes on Distribution were arrived at by applying the applicable U.S. federal income tax rate to estimates of potential capital gains, including (a) realized capital gains that were still subject to adjustment by the Internal Revenue Service, less current period deductible expenses and future tax deductible expenses, and (b) potential future capital gains on holdings of New GM Securities at the date of measurement. Such potential future capital gains were determined by comparing the highest closing price for the New GM Securities since December 15, 2011, against the tax basis of the New GM Securities. For realized capital gains and potential future capital gains, such tax basis was determined based on the date of transfer of record ownership of the New GM Securities on December 15, 2011. Potential Taxes on Distribution were then converted into the number of New GM Securities to be set aside from distribution by dividing such estimates by the trailing twelve month average closing prices for the New GM Securities. Dividend Cash associated with the set aside New GM Securities was also set aside from distribution.

The GUC Trust’s calculation of the amount of Distributable Cash needed to be set aside from distribution to fund such potential Taxes on Distribution is made using a different methodology than that used to calculate any current and deferred taxes for financial statement purposes. As described above, in estimating potential Taxes on Distribution, the current “set aside” methodology calculates realized capital gains using the tax basis of the New GM Securities on December 15, 2011. By contrast, in calculating any current and deferred taxes for purposes of financial reporting under applicable U.S. GAAP, the GUC Trust calculates realized capital gains using the tax basis of the New GM Securities for financial reporting purposes, which is based on the date of transfer of beneficial ownership of the New GM Securities to the GUC Trust from MLC.

For the quarter ended September 30, 2015, as a result of the standard quarterly reevaluations described above, estimates of Taxes on Distribution were reduced by $162.6 million, which resulted in a reduction in the amount of Distributable Cash set aside from distribution to fund projected Taxes on Distribution of the GUC Trust of $150.5 million as compared with the fair value of the New GM Securities and Dividend Cash previously set aside from distribution. The reduction in Taxes on Distributions primarily resulted from the liquidation of all the GUC Trust’s holdings of New GM Securities during the quarter. As a result of such liquidation, the potential realized gains on the disposition of New GM Securities under the current “set aside” methodology are based on the market prices of the New GM Securities on the date of disposition. In contrast, under the prior “set aside’ methodology, potential future capital gains were determined using the highest closing price for the New GM Securities since December 15, 2011. Accordingly, as of September 30, 2015, the GUC Trust had set aside from distribution Distributable Cash of $108.7 million, for the purposes of funding potential Taxes on Distribution of the GUC Trust. Such amounts were sufficient to fully fund potential Taxes on Distribution of the GUC Trust, as estimated by the GUC Trust Administrator at September 30, 2015.

The “set aside” calculation for potential Taxes on Distribution as of September 30, 2015 is set forth below:

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Total
Number of New GM Securities liquidated by the GUC Trust during the quarter ended September 30, 2015	11,388,041	10,352,556	10,352,556
Average net cash proceeds derived per share/warrant	$31.23	$22.35	$14.94
Tax basis of New GM Securities (1)	19.87	11.38	7.88

Potential taxable gain per share/warrant	$11.36	$10.97	$7.06

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Total
Potential taxable gain from liquidation of securities (in thousands)	$129,381	$113,521	$73,129	$316,031

Net capital gains and operating losses since March 31, 2015, exclusive of capital gains from liquidation of New GM Securities (2)				(12,306)
Additional expected tax deductible costs of liquidation (in thousands)				(29,128)

Estimated potential taxable income (in thousands)				274,597
Tax rate				39.6%

Amount of Distributable Cash, including Dividend Cash set aside (in thousands)				$108,740

(1)	Using the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, for purposes of determining the tax basis thereof.
(2)	The capital gains and net operating losses since March 31, 2015 reflect taxable capital gains on distributions of New GM Securities using the tax basis of the New GM Securities described in (1) above. Operating income excludes dividends received on New GM Common Stock held by the GUC Trust and investment income for which potential Dividend Taxes and Investment Income Taxes are reflected in the set aside for purposes of funding projected liquidation and administrative costs. Remaining capital and net operating loss carryovers through March 31, 2015 are subject to examination by the Internal Revenue Service and, therefore, are excluded.

It is the view of the GUC Trust Administrator, after consultation with the GUC Trust Monitor and other professionals retained by the GUC Trust, that the calculation methodologies described above, on the basis of which Distributable Cash (including Dividend Cash) is set aside from distribution, generally estimate the projected liquidation and administrative costs and potential tax liabilities of the GUC Trust on a conservative basis. Accordingly, it is the view of the GUC Trust Administrator and the GUC Trust Monitor that the Distributable Cash currently set aside from distribution to fund such costs and liabilities would be sufficient to satisfy such obligations of the GUC Trust as of the date of this Form 10-Q. However, there can be no assurance that the amount of Distributable Cash set aside will be sufficient to fund such costs and liabilities as they are actually incurred. In addition, there can be no assurance that, as a result of future evaluations, additional Distributable Cash will not need to be set aside or appropriated to fund additional costs and liabilities, beyond those that are currently included in the GUC Trust’s estimates, in particular as a result of changes in the GUC Trust’s estimates of projected costs and potential liabilities. See “Liquidity and Capital Resources” below.

GUC Trust Units

As of September 30, 2015, GUC Trust Units aggregating 31,853,702 were outstanding. Such number represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units and New GM Securities. There were no GUC Trust Units issued during the three months ended September 30, 2015.

Liquidity and Capital Resources

The GUC Trust’s sources of liquidity are principally the funds it holds for the payment of liquidation and administrative costs, and to a significantly lesser degree, the earnings on such funds invested by it. In addition, as a result of the liquidation of all the GUC Trust’s holdings of New GM Securities during the quarter ended September 30, 2015, the GUC Trust holds Distributable Cash for distribution to GUC Trust beneficiaries. The GUC Trust holds such funds as cash and cash equivalents and also invests such funds in marketable securities, primarily U.S. Treasury bills, as permitted by the Plan and the GUC Trust Agreement.

During the six months ended September 30, 2015, the GUC Trust’s holdings of cash and cash equivalents increased approximately $3.9 million from approximately $37.5 million to approximately $41.4 million. The increase was due primarily to the proceeds from the liquidation of all the GUC Trust’s holdings of New GM Securities during the quarter that were largely subsequently invested in marketable securities. Additionally, cash dividends on holdings of New GM Common Stock of $4.1 million were received. Such increases were offset in part by cash paid for liquidation and administrative costs of $7.4 million and cash paid for Residual Wind-Down Claims of $3.4 million.

During the three months ended September 30, 2015, the funds invested by the GUC Trust in marketable securities increased approximately $731.1 million, from approximately $30.9 million to approximately $762.0 million. The increase was due primarily to the liquidation of all the GUC Trust’s holdings of New GM Securities during the quarter. The GUC Trust earned approximately $144,000 in interest income on such investments during the period.

As of September 30, 2015, the GUC Trust held approximately $803.4 million in cash and cash equivalents and marketable securities. Of such amount, approximately $762.9 relates to Distributable Cash (including Dividend Cash), a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to appropriate with the approval of the Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs and income tax liabilities (including Dividend Taxes, Investment Income Taxes and Taxes on Distribution) as they become due. Included in Distributable Cash at September 30, 2015, is approximately $21.2 million of Dividend Cash. As described above, Dividend Cash will be distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units in respect of Distributable Cash that they receive, unless such dividends are in respect of Distributable Cash that is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the GUC Trust’s liquidation and administrative costs, income tax liabilities or shortfalls in Residual Wind-Down Assets.

As of September 30, 2015, Distributable Cash (including Dividend Cash) held by the GUC Trust was set aside as follows: (a) $131.9 million for liquidating distributions payable as of that date, (b) $62.5 million to fund projected liquidation and administrative costs, including Dividend Taxes and Investment Income Taxes, and (c) $108.7 million to fund potential Taxes on Distribution. See “Net Assets in Liquidation—Distributable Assets” above.

In addition to Distributable Cash (including Dividend Cash), the GUC Trust held $40.5 million in cash and cash equivalents and marketable securities at September 30, 2015, representing funds held for payment of costs of liquidation and administration. Of that amount, approximately $33.4 million (comprising approximately $24.8 million of the remaining Residual Wind-Down Assets, approximately $8.2 million of the remaining Administrative Fund and approximately $0.3 million in remaining funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs), is required by the GUC Trust Agreement to be returned, upon the winding-up of the GUC Trust, to the DIP Lenders to the extent such funds are not utilized to satisfy designated Wind-Down Costs, Residual Wind-Down Claims, Residual Wind-Down Costs, Avoidance Action Defense Costs and Indenture Trustee/Fiscal Paying Agent Costs. Cash and cash equivalents and marketable securities of $8.2 million remaining in the Administrative Fund have been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust (a substantial majority of which will likely not be incurred and, therefore, will likely be returned to the DIP Lenders), and such amounts may not be used for the payment of GUC Trust Professionals fees and expenses or other Wind-Down Costs. Such amounts will not at any time be available for distribution to the holders of the GUC Trust Units. The balance of cash and cash equivalents and marketable securities of approximately $7.1 million is available for the payment of certain reporting and administrative costs of the GUC Trust, and would be available in the future for distribution to the holders of the GUC Trust Units, if not otherwise used to satisfy those GUC Trust obligations. See “Functions and Responsibilities of the GUC Trust” above.

There is no assurance that additional amounts of Distributable Cash will not be required to be set aside from distribution and appropriated to fund additional costs and income tax liabilities, beyond what the GUC Trust Administrator has already set aside. Any appropriation of Distributable Cash that occurs to fund such obligations will result in a lesser amount of Distributable Cash available for distribution to holders of GUC Trust Units. In addition, as described above under the headings “Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC on the Dissolution Date,” a portion of the GUC Trust’s assets are currently segregated pursuant to the GUC Trust Agreement for the satisfaction of Residual Wind-Down Claims and certain other specified costs. If such assets are insufficient to satisfy the Residual Wind-Down Claims or fund such other specified costs for any reason, the GUC Trust Administrator will similarly be required to set aside from distribution and appropriate additional amounts of Distributable Cash in order to fund such shortfall.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements about the assets, financial condition and prospects of the GUC Trust. Actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the resolution of the Disputed General Unsecured Claims, the outcome of and the ultimate recovery on the Term Loan Avoidance Action, any related incurrence of Allowed General Unsecured Claims, the GUC Trust’s incurrence of professional fees, tax liabilities and other expenses in connection with administration of the GUC Trust, economic conditions, changes in tax and other governmental rules and regulations applicable to the GUC Trust, and other risks. Some of these risks and uncertainties are beyond the ability of the GUC Trust to control, and in many cases, risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements cannot be predicted. When used in this Form 10-Q, the words “believes,” “estimates,” “plans,” “expects,” “intends,” and “anticipates” and similar expressions are intended to identify forward-looking statements.

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

“Committee Summary Judgment Motion” means the Motion of Official Committee of Unsecured Creditors for Partial Summary Judgment (Docket No. 24) filed by the Committee on July 1, 2010, seeking a ruling in favor of the Committee with respect to the perfection of the UCC Collateral.

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

“Distributable Cash” means the amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries and includes Dividend Cash.

“Dividend Cash” means the amount of cash and cash equivalents and marketable securities held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock then held, or previously held, by the GUC Trust.

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

“JPMorgan Summary Judgment Motion” means the Motion of JPMorgan Chase Bank, N.A. for Summary Judgment (Docket No. 28) filed by JPMorgan Chase Bank, N.A. on July 1, 2010, seeking a ruling in favor of JPMorgan Chase Bank, N.A. with respect to the perfection of the UCC Collateral.

“Judgment” means the Bankruptcy Court’s Judgment (Docket No. 73) dated March 1, 2013 in respect of the Cross-Motions for Summary Judgment.

“Liquidation Order” means the Bankruptcy Court’s order dated July 2, 2015 pursuant to which the Bankruptcy Court approved the conversion of the GUC Trust’s holdings of New GM Securities into cash.

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

“New GM Common Stock” means the common stock of General Motors Company, including with respect to New GM Common Stock that has been set aside from distribution or sold and any Dividend Cash related to such New GM Common Stock.

“New GM Securities” means the New GM Common Stock (including with respect to New GM Common Stock that has been set aside from distribution or sold, any Dividend Cash related to such New GM Common Stock) and the New GM Warrants.

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

“Reconsideration Motion” means the Motion of the Ignition Switch Plaintiffs and Certain Non-Ignition Switch Plaintiffs for Reconsideration of the Decision and Order on Request for Stay (Docket No. 13518) dated October 27, 2015, which motion seeks to modify or amend the Stay Decision to permit interim distributions from the GUC Trust, but to condition such distributions on a future disgorgement by the holders of GUC Trust Units in the event that the plaintiffs are successful in overturning the Equitable Mootness Finding on appeal.

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

“SEC” means the Securities and Exchange Commission.

“Second Circuit” means the United States Court of Appeals for the Second Circuit.

“Stare Decisis Order” means the decision and order of the Bankruptcy Court dated September 3, 2015, which had the effect of making the Equitable Mootness Finding set forth in the Threshold Issues Decision and the Threshold Issues Judgment binding on plaintiffs in the Other Economic Loss Actions and Other Personal Injury Actions.

“Stay Decision” means the Bankruptcy Court’s Decision and Order on Request for Stay (Docket No. 13503) dated October 14, 2015, conditionally granting the Stay Motion.

“Stay Motion” means The Ignition Switch Plaintiffs’ and Certain Non-Ignition Switch Plaintiffs’ Request for a Stay of Distributions of GUC Trust Assets and Response to Motion of Wilmington Trust Company, as GUC Trust Administrator and Trustee, for and Order Granting Authority to (a) Exercise New GM Warrants and liquidate New GM Common Stock and (b) to Make Corresponding Amendments to the GUC Trust Agreement (Docket No. 13246) dated June 24, 2015, which pleading sought, among other things, to stay interim distributions of the GUC Trust to holders of GUC Trust Units pending appeal of the Threshold Issues Decision and the Threshold Issues Judgment.

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

“Threshold Issues Decision” means the Bankruptcy Court’s Decision on Motion to Enforce Sale Order (Docket No. 13109) dated April 15, 2015.

“Threshold Issues Judgment” means the Bankruptcy Court’s Judgment (Docket No. 13177) dated June 1, 2015 with respect to the Threshold Issues Decision.

“Trust Beneficiaries” means the beneficiaries of the GUC Trust, who are future holders and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units.

“UCC-3” means the UCC-3 termination statement filed prior to the date of the Debtors’ bankruptcy filings which related to certain collateral owned by the Debtors on which the Administrative Agent asserted a lien in respect of the Term Loan.

“UCC Collateral” means the collateral owned by the Debtors on the date of their bankruptcy filings, which collateral was the subject of the UCC-3.

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

Term Loan Avoidance Action.

On July 31, 2009, the Committee, on behalf of the Debtors, commenced the Term Loan Avoidance Action ( Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al. , Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009)). Among other things, the Term Loan Avoidance Action seeks the return of approximately $1.5 billion that had been transferred to a consortium of prepetition lenders pursuant to the terms of the order approving the DIP Credit Agreement on the theory that the pre-petition filing of a particular UCC-3 termination statement, or the UCC-3, had the effect of rendering such lenders’ previously perfected security interest in certain assets of the Debtors, or the UCC Collateral, unperfected on the date of the Debtors’ bankruptcy filings.

On July 1, 2010, the Committee filed a Motion of Official Committee of Unsecured Creditors for Partial Summary Judgment (Docket No. 24), or the Committee Summary Judgment Motion, seeking a ruling in favor of the Committee with respect to the perfection of the lenders’ security interest in the UCC Collateral. Also on July 1, 2010, JPMorgan Chase Bank, N.A. filed a Motion for Summary Judgment of Defendant JPMorgan Chase Bank, N.A. (Docket No. 28), or the JPMorgan Summary Judgment Motion (and, together with the Committee Summary

Judgment Motion, the Cross-Motions for Summary Judgment), seeking a ruling in favor of JPMorgan Chase Bank, N.A., with respect to the perfection of the lenders’ security interest in the UCC Collateral. On the Dissolution Date, while the Cross-Motions for Summary Judgment were still pending, the right to prosecute the Term Loan Avoidance Action was transferred to the Avoidance Action Trust. To the extent that the Avoidance Action Trust Administrator is successful in obtaining and collecting a judgment against the defendant(s) therein, Term Loan Avoidance Action Claims will arise in the amount actually collected from the defendant(s), and in the name of such defendant(s).

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

On March 1, 2013, the Bankruptcy Court rendered a Decision on Cross-Motions for Summary Judgment (Docket No. 71), holding that JPMorgan Chase Bank, N.A., or the Administrative Agent, had not authorized the filing of the UCC-3, and thus the lenders’ security interest in the UCC Collateral remained properly perfected on the date of the Debtors’ bankruptcy filings. The Bankruptcy Court subsequently entered an Order on Cross-Motions for Summary Judgment (Docket No. 72), or the Order, and Judgment (Docket No. 73) or the Judgment, which distilled the Decision on Cross-Motions for Summary Judgment into an order denying the Committee Summary Judgment Motion and granting the JPMorgan Summary Judgment Motion. On March 7, 2013, the Avoidance Action Trust appealed the Judgment and Order, which appeal was heard directly by the Second Circuit.

On January 21, 2015, the Second Circuit reversed the Bankruptcy Court’s grant of summary judgment for the Administrative Agent, holding that the Administrative Agent had authorized the filing of the UCC-3 and thereby extinguished the lenders’ perfected security interest in the UCC Collateral. The Administrative Agent subsequently filed a petition for rehearing en banc, which petition was denied by the Second Circuit. On April 20, 2015, the Second Circuit issued a mandate instructing the Bankruptcy Court to enter partial summary judgment for the Committee, which judgment was entered by the Bankruptcy Court on June 12, 2015. Pursuant to a scheduling order entered by the Bankruptcy Court on May 19, 2015, the Avoidance Action Trust filed an amended complaint against the defendants to the Term Loan Avoidance Action on May 20, 2015. On August 17, 2015, the Bankruptcy Court entered an additional scheduling order pursuant to which fact discovery is required to be completed by July 31, 2016, expert discovery is required to be completed by October 31, 2016, and motions for summary judgment, or, if required, letter requests for dispositive motions, are required to be filed by November 15, 2016.

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

In its quarterly report on Form 10-Q filed October 21, 2015, New GM also disclosed that, as of October 16, 2015, 101 putative class actions have been filed against New GM in various federal and state courts seeking compensatory and other damages for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these 101 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that, as of October 16, 2015, 208 actions have been filed against New GM in various federal and state courts seeking compensatory and other damages for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these 208 cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions).

Since June 2014, 233 Recall-Related Actions have been transferred to the United States District Court of the Southern District of New York, or the MDL Court, and have been consolidated into a single case, case number 14-MD-2543 (JMF), or the MDL Proceeding.

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

(iv) Given the Equitable Mootness Finding, the assets of the GUC Trust cannot be utilized to satisfy any claims that may be filed by plaintiffs in the Ignition Switch Economic Loss Actions and Ignition Switch Personal Injury Actions after the date of entry of the Threshold Issues Judgment; and

(v) Pursuant to section 502(j) of the Bankruptcy Code, assets of the GUC Trust may be used to satisfy previously allowed or disallowed claims that are reconsidered for cause. Hence, any person who holds a previously allowed or disallowed claim may seek to have that claim reconsidered by the Bankruptcy Court, and in the event that any such claimant prevails in an application for reconsideration, the resulting additional allowed claims could dilute the recoveries of holders of Units in the GUC Trust.

The Equitable Mootness Finding became binding on plaintiffs in the Other Economic Loss Actions and Other Personal Injury Actions pursuant to a decision and order of the Bankruptcy Court dated September 3, 2015. In addition, following entry of the Threshold Issues Judgment, certain plaintiffs filed an amended complaint in the MDL Proceeding on June 12, 2015. New GM and those plaintiffs have submitted briefs and argued before the Bankruptcy Court as to whether the claims asserted in the amended complaint concerning vehicles designed, manufactured or sold prior to the Closing Date arise from the independent conduct of New GM. The Bankruptcy Court has not yet issued a decision.

Certain plaintiffs in the Recall-Related Actions are appealing the Threshold Issues Decision and Threshold Issues Judgment, and New GM and the GUC Trust have each filed cross-appeals with respect to the Threshold Issues Decision and Threshold Issues Judgment. On September 22, 2015, the Second Circuit entered an order granting a direct appeal of the Threshold Issues Decision and Threshold Issues Judgment to the Second Circuit. On November 2, 2015, the Second Circuit entered an order setting an expedited briefing schedule with respect to the appeal. Pursuant to the scheduling order, briefing shall commence on November 16, 2015 and conclude on February 22, 2016, and oral argument shall be heard as early as the week of March 14, 2016. If the Bankruptcy Court’s Equitable Mootness Finding is not overturned on appeal, the claims of the plaintiffs in the Recall-Related Actions (even if allowed by the Bankruptcy Court) may not dilute the recoveries of holders of Units in the GUC Trust. However, in the event that the decision is overturned with respect to the Equitable Mootness Finding, it is possible that those plaintiffs could seek to assert claims against the GUC Trust, which claims (if allowed) could dilute the recoveries of holders of Units in the GUC Trust.

On June 24, 2015, certain plaintiffs in the Recall-Related Actions filed a pleading, or the Stay Motion, requesting a “stay”, or suspension, of all interim GUC Trust distributions to holders of GUC Trust Units while appeals and cross-appeals of the Threshold Issues Decision and Threshold Issues Judgment are pending. On October 14, 2015 the Bankruptcy Court rendered a decision on the Stay Motion, or the Stay Decision. The Stay Decision imposed a temporary stay on GUC Trust distributions, but conditioned the extension of such stay on the posting of a bond by the Plaintiffs by October 28, 2015 in the amount of $10.6 million. On October 27, 2015, the moving plaintiffs filed a Motion of the Ignition Switch Plaintiffs and Certain Non-Ignition Switch Plaintiffs for Reconsideration of the Decision and Order on Request for Stay, or the Reconsideration Motion. The Reconsideration Motion sought to modify or amend the Stay Decision to permit interim distributions from the GUC Trust, but to condition such distributions on a future disgorgement by the holders of GUC Trust Units in the event that the plaintiffs are successful in overturning the Equitable Mootness Finding on appeal. On October 28, 2015, the Bankruptcy Court entered an order denying the Reconsideration Motion. As the moving plaintiffs also did not post the required bond by the required time, the GUC Trust became free to make distributions to holders of GUC Trust Units at that time.

Other Matters

In addition, the GUC Trust has been named a defendant in two actions by individual plaintiffs with separate personal claims against Old GM. One of these claimants is seeking, in light of the recalls by New GM, to overturn the terms of a previous settlement with Old GM for personal injuries/wrongful deaths that occurred prior to the Closing Date. Although the GUC Trust and New GM have defeated a recent effort by that claimant to obtain relief in the Bankruptcy Court from her settlement, the claimant has filed a notice of appeal with respect to that ruling, which appeal remains pending. Neither plaintiff has asserted a claim for specified monetary damages, but the GUC Trust intends to vigorously defend its position against such claimants.

Other than the foregoing, during the quarter ended September 30, 2015, no material changes occurred with respect to any legal proceedings relating to the GUC Trust, as compared to the disclosures included in the GUC Trust’s prior filings with the Securities and Exchange Commission.

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

In its quarterly report on Form 10-Q filed October 21, 2015, New GM also disclosed that, as of October 16, 2015, 101 putative class actions have been filed against New GM in various federal and state courts seeking compensatory and other damages for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these 101 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that, as of October 16, 2015, 208 actions have been filed against New GM in various federal and state courts seeking compensatory and other damages for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these 208 cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions).

Since June 2014, 233 Recall-Related Actions have been transferred to the United States District Court of the Southern District of New York, or the MDL Court, and have been consolidated into a single case, case number 14-MD-2543 (JMF), or the MDL Proceeding.

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

(iv) Given the Equitable Mootness Finding, the assets of the GUC Trust cannot be utilized to satisfy any claims that may be filed by the plaintiffs in the Ignition Switch Economic Loss Actions and Ignition Switch Personal Injury Actions after the date of entry of the Threshold Issues Judgment; and

(v) Pursuant to section 502(j) of the Bankruptcy Code, assets of the GUC Trust may be used to satisfy previously allowed or disallowed claims that are reconsidered for cause. Hence, any person who holds a previously allowed or disallowed claim may seek to have that claim reconsidered by the Bankruptcy Court, and in the event that any such claimant prevails in an application for reconsideration, the resulting additional allowed claims could dilute the recoveries of holders of Units in the GUC Trust.

The Equitable Mootness Finding became binding on plaintiffs in the Other Economic Loss Actions and Other Personal Injury Actions pursuant to a decision and order of the Bankruptcy Court dated September 3, 2015. In addition, following entry of the Threshold Issues Judgment, certain plaintiffs filed an amended complaint in the MDL Proceeding on June 12, 2015. New GM and those plaintiffs have submitted briefs and argued before the Bankruptcy Court as to whether the claims asserted in the amended complaint concerning vehicles designed, manufactured or sold prior to the Closing Date arise from the independent conduct of New GM. The Bankruptcy Court has not yet issued a decision.

Certain plaintiffs in the Recall-Related Actions are appealing the Threshold Issues Decision and Threshold Issues Judgment, and New GM and the GUC Trust have each filed cross-appeals with respect to the Threshold Issues Decision and Threshold Issues Judgment. On September 22, 2015, the Second Circuit entered an order granting a direct appeal of the Threshold Issues Decision and Threshold Issues Judgment to the Second Circuit. On November 2, 2015, the Second Circuit entered an order setting an expedited briefing schedule with respect to the appeal. Pursuant to the scheduling order, briefing shall commence on November 16, 2015 and conclude on February 22, 2016, and oral argument shall be heard as early as the week of March 14, 2016.

If the Bankruptcy Court’s Equitable Mootness Finding is not overturned on appeal, the claims of the plaintiffs in the Recall Related Actions (even if allowed by the Bankruptcy Court) may not dilute the recoveries of holders of Units in the GUC Trust. However, in the event that the decision is overturned with respect to the Equitable Mootness Finding, it is possible that those plaintiffs could seek to assert claims against the GUC Trust, which claims (if allowed) could dilute the recoveries of holders of Units in the GUC Trust.

On June 24, 2015, certain plaintiffs in the Recall-Related Actions filed a pleading, or the Stay Motion, requesting a “stay”, or suspension, of all interim GUC Trust distributions to holders of GUC Trust Units while appeals and cross-appeals of the Threshold Issues Decision and Threshold Issues Judgment are pending. On October 14, 2015 the Bankruptcy Court rendered a decision on the Stay Motion, or the Stay Decision. The Stay Decision imposed a temporary stay on GUC Trust distributions, but conditioned the extension of such stay on the posting of a bond by the Plaintiffs by October 28, 2015 in the amount of $10.6 million. On October 27, 2015, the moving plaintiffs filed a Motion of the Ignition Switch Plaintiffs and Certain Non-Ignition Switch Plaintiffs for Reconsideration of the Decision and Order on Request for Stay, or the Reconsideration Motion. The Reconsideration Motion sought to modify or amend the Stay Decision to permit interim distributions from the GUC Trust, but to condition such distributions on a future disgorgement by the holders of GUC Trust Units in the event that the plaintiffs are successful in overturning the Equitable Mootness Finding on appeal. On October 28, 2015, the Bankruptcy Court entered an order denying the Reconsideration Motion. As the moving plaintiffs also did not post the required bond by the required time, the GUC Trust became free to make distributions to holders of GUC Trust Units at that time.

In addition, the GUC Trust has been named a defendant in two actions by individual plaintiffs with separate personal claims against Old GM. One of these claimants is seeking, in light of the recalls by New GM, to overturn the terms of a previous settlement with Old GM for personal injuries/wrongful deaths that occurred prior to the Closing Date. Although the GUC Trust and New GM have defeated a recent effort by that claimant to obtain relief in the Bankruptcy Court from her settlement, the claimant has filed a notice of appeal with respect to that ruling, which appeal remains pending. Neither plaintiff has asserted a claim for specified monetary damages, but the GUC Trust intends to vigorously defend its position against such claimants.

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

By holding beneficial interests in GUC Trust Units, each GUC Trust Unit beneficiary has a contingent right to receive Excess GUC Trust Distributable Assets. As a result of the liquidation of all the GUC Trust’s holdings of New GM Securities during the quarter ended September 30, 2015, Excess GUC Trust Distributable Assets consist entirely of cash and no longer include New GM Securities. As a result, the value of Excess GUC Trust Distributable Assets is no longer contingent on the value of the New GM Securities previously held by the GUC Trust.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Motors Liquidation Company GUC Trust, for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Net Assets in Liquidation (Liquidation Basis) as of September 30, 2015 and March 31, 2015, (ii) Condensed Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three and six months ended September 30, 2015 and 2014, (iii) Condensed Statements of Cash Flows (Liquidation Basis) for the six months ended September 30, 2015 and 2014 and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2015

MOTORS LIQUIDATION COMPANY GUC TRUST

By:	Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

By:	/s/ David A. Vanaskey
Name:	David A. Vanaskey
Title:	Vice President of Wilmington Trust Company

EXHIBIT INDEX

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Motors Liquidation Company GUC Trust, for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Net Assets in Liquidation (Liquidation Basis) as of September 30, 2015 and March 31, 2015, (ii) Condensed Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three and six months ended September 30, 2015 and 2014, (iii) Condensed Statements of Cash Flows (Liquidation Basis) for the six months ended September 30, 2015 and 2014 and (iv) Notes to Condensed Financial Statements.