Form 10-Q
period 2015-12-31
Motors Liquidation Co
filed 2016-02-12
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

MOTORS LIQUIDATION COMPANY GUC TRUST

FORM 10-Q TABLE OF CONTENTS

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	December 31, 2015	March 31, 2015
	Unaudited
ASSETS
Cash and Cash Equivalents (Note 3)	$24,444	$37,483
Marketable Securities (Note 3)	643,173	30,944
Accrued Dividends on Holdings of New GM Common Stock (Note 3)	—	26,524
Holdings of New GM Securities	—	917,977
Other Assets and Deposits	1,890	1,038

TOTAL ASSETS	669,507	1,013,966
LIABILITIES
Accounts Payable and Other Liabilities	4,289	4,832
Liquidating Distributions Payable (Note 4)	4,612	7,714
Reserves for Residual Wind-Down Claims (Note 6)	19,909	25,406
Reserves for Expected Costs of Liquidation (Note 6)	27,593	31,278

TOTAL LIABILITIES	56,403	69,230

NET ASSETS IN LIQUIDATION (Note 3)	$613,104	$944,736

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net Assets in Liquidation, beginning of period	$613,298	$750,038	$944,736	$1,064,494
Increase (decrease) in net assets in liquidation:
Net reductions in (additions to) reserves for Expected Costs of Liquidation (Note 6)	2,474	(3,200)	(7,824)	(7,335)
Liquidating distributions (Note 4)	(2,717)	2,090	(127,137)	(208,110)
Net change in fair value of holdings of New GM Securities	—	83,540	(175,229)	(29,371)
Dividends and interest income (net reversal) (Note 3)	6	3,444	(21,485)	16,234
Other income	43	—	43	—

Net (decrease) increase in net assets in liquidation	(194)	85,874	(331,632)	(228,582)

Net Assets in Liquidation, end of period	$613,104	$835,912	$613,104	$835,912

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended December 31,
	2015	2014
Cash flows from (used in) operating activities
Cash receipts from dividends and interest	$4,386	$12,678
Cash paid for professional fees, governance costs and other administrative costs	(11,039)	(9,449)
Cash paid for Residual Wind-Down Claims	(6,022)	(2,011)
Cash receipts for refunds, including amounts due others	204	379
Cash paid for distributions	(130,036)	(3,528)

Net cash flows used in operating activities	(142,507)	(1,931)
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(1,316,196)	(66,302)
Cash from maturities and sales of marketable securities	703,962	78,597

Net cash flows (used in) from investing activities	(612,234)	12,295
Cash flows from financing activities
Cash from liquidation of New GM Securities and sale of New GM Securities for distribution	741,702	212

Net cash flows from financing activities	741,702	212

Net (decrease) increase in cash and cash equivalents	(13,039)	10,576
Cash and cash equivalents, beginning of period	37,483	14,932

Cash and cash equivalents, end of period	$24,444	$25,508

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

December 31, 2015

1.	Description of Trust and Reporting Policies

The Motors Liquidation Company GUC Trust (“GUC Trust”) is a successor to Motors Liquidation Company (formerly known as General Motors Corp.) (“MLC”) for the purposes of Section 1145 of the United States Bankruptcy Code (“Bankruptcy Code”). The GUC Trust holds and directs the distribution of, and pending such distribution administers, certain assets pursuant to the terms and conditions of the Second Amended and Restated Motors Liquidation Company GUC Trust Agreement (the “GUC Trust Agreement”), dated as of July 30, 2015, and as amended from time to time, and pursuant to the Second Amended Joint Chapter 11 Plan (the “Plan”), dated March 18, 2011, of MLC and its debtor affiliates (collectively, along with MLC, the “Debtors”), for the benefit of holders of allowed general unsecured claims against the Debtors (“Allowed General Unsecured Claims”).

The GUC Trust was formed on March 30, 2011, as a statutory trust under the Delaware Statutory Trust Act, for the purposes of implementing the Plan and distributing the GUC Trust’s distributable assets. Wilmington Trust Company serves as trustee and trust administrator of the GUC Trust (in such capacity, and not in its individual capacity, the “GUC Trust Administrator”), and FTI Consulting, Inc. serves as trust monitor of the GUC Trust (in such capacity, and not in its individual capacity, the “GUC Trust Monitor”). Prior to the liquidation in July and August 2015 of all New GM Securities (as defined below) then held by the GUC Trust (pursuant to the Liquidation Order (as defined below)), the Plan (as qualified by the Liquidation Order) generally provided for the distribution of certain shares of common stock (“New GM Common Stock”) of the new General Motors Company, formerly known as NGMCO, Inc. (“New GM”) and any associated Dividend Cash (as defined below) and certain warrants for the purchase of shares of such stock (the “New GM Warrants,” and, together with the New GM Common Stock, the “New GM Securities”) to holders of Allowed General Unsecured Claims pro rata by the amount of such claims. Since such liquidation of the New GM Securities, distributions to holders of Allowed General Unsecured Claims consist entirely of cash distributions in lieu of New GM Securities. In addition, prior to the qualification by the Liquidation Order and the resulting subsequent liquidation of New GM Securities, the Plan provided that each holder of an Allowed General Unsecured Claim would obtain, in the form of GUC Trust Units (as defined below), a contingent right to receive, on a pro rata basis, additional shares of New GM Common Stock (and associated Dividend Cash) and New GM Warrants (if and to the extent such New GM Common Stock and New GM Warrants were not required for the satisfaction of previously Disputed General Unsecured Claims (as defined in Note 2), Term Loan Avoidance Action Claims (as defined in Note 2) or liquidation for the payment of the expenses and liabilities of the GUC Trust), and certain cash, if any, remaining at the dissolution of the GUC Trust. Since the aforementioned liquidation of all New GM Securities previously held by the GUC Trust, the holders of GUC Trust Units have a contingent right to receive additional cash, in lieu of New GM Securities, if any, remaining at the dissolution of the GUC Trust.

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

Following the liquidation described above, the GUC Trust has invested most of the proceeds in certain marketable securities as permitted under the GUC Trust Agreement. The amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries, including Dividend Cash, is referred to herein as “Distributable Cash.”

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

As described above, the beneficiaries of the GUC Trust are future holders and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units (“Trust Beneficiaries”). As Disputed General Unsecured Claims are resolved and allowed and thereby become Allowed General Unsecured Claims, the holders thereof become entitled to receive liquidating distributions of Distributable Cash (including Dividend Cash) and GUC Trust Units pro rata by the amount of such claims and, upon such occurrence, the GUC Trust incurs an obligation to distribute such cash. Accordingly, liquidating distributions payable are recorded for the amount of cash that the GUC Trust is obligated to distribute. Prior to the aforementioned liquidation of all New GM Securities previously held by the GUC Trust, liquidating distributions payable were recorded at the fair value of New GM Securities (including Dividend Cash) as of the end of the period in which the Disputed General Unsecured Claims were resolved as Allowed General Unsecured Claims. Similarly, unless the Proposed Settlement (as defined and described in Note 2) is reached and is approved by the Bankruptcy Court, to the extent potential Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2, liquidating distributions payable would be recorded for the Distributable Cash and the related Dividend Cash that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence. Prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims or potential Term Loan Avoidance Action Claims. Rather, the beneficial interests of Trust Beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the accompanying financial statements.

The accompanying (a) condensed statement of net assets in liquidation at March 31, 2015, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements. The GUC Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets in liquidation for the nine months ended December 31, 2015 are not necessarily indicative of the changes in net assets that may be expected for the full year. The GUC Trust believes that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, the accompanying interim condensed financial statements should be read in conjunction with the GUC Trust’s financial statements for the year ended March 31, 2015 included in Form 10-K filed by the GUC Trust with the Securities and Exchange Commission on May 22, 2015.

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

Pursuant to the GUC Trust Agreement, holders of Disputed General Unsecured Claims become entitled to receive a distribution of Distributable Cash from the GUC Trust if, and to the extent that, such Disputed General Unsecured Claims become Allowed General Unsecured Claims. Under the GUC Trust Agreement, the GUC Trust Administrator has the authority to file objections to such Disputed General Unsecured Claims and such claims may be prosecuted through alternative dispute resolution proceedings, including mediation and arbitration (“ADR Proceedings”), if appropriate. As of December 31, 2015, there was one remaining Disputed General Unsecured Claim of approximately $20.0 million, which was subject to pending objections filed by the GUC Trust. In addition, as of December 31, 2015, the GUC Trust held as reserves for Disputed General Unsecured Claims approximately $50.0 million in claim amount that is not associated with any particular claim but which has been set aside by the GUC Trust Administrator as a general claim contingency. See “Allowed and Disputed Claims” below.

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

Only one avoidance action, captioned Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al., Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009) (the “Term Loan Avoidance Action”), was commenced prior to the statutory deadline for commencing such actions. The Term Loan Avoidance Action was commenced by the Official Committee of Unsecured Creditors of Motors Liquidation Company (the “Committee”), and seeks the return of approximately $1.5 billion that had been transferred by the Debtors (with funds advanced after the commencement of the Debtors’ chapter 11 cases by the United States Treasury and Export Development Canada (together, the “DIP Lenders”)) to a consortium of prepetition lenders pursuant to the terms of the order of the Bankruptcy Court. On December 15, 2011, in accordance with the Plan, upon the dissolution of MLC, the Term Loan Avoidance Action was transferred to the Avoidance Action Trust (as defined below). Pursuant to the GUC Trust Agreement, to the extent that Wilmington Trust Company, not in its individual capacity but solely in its capacity as the trustee and trust administrator of the Avoidance Action Trust (the “Avoidance Action Trust Administrator”), is successful in obtaining a recovery by way of judgment or settlement from the defendant(s) to the Term Loan Avoidance Action, such defendant(s) shall receive an Allowed General Unsecured Claim against the GUC Trust in the amount so disgorged to the Avoidance Action Trust (such general unsecured claims “Term Loan Avoidance Action Claims,” and together with Resolved Disputed Claims, the “Resolved Allowed Claims”).

The GUC Trust has reached an agreement in principle (the “Proposed Agreement”) with the Avoidance Action Trust regarding the treatment of the potential Term Loan Avoidance Action Claims, which Proposed Agreement (to the extent it becomes effective) would have the effect of limiting the potential liability of the GUC Trust associated with the Term Loan Avoidance Action Claims to $75 million (exclusive of approximately $55,000 of Term Loan Avoidance Action Claims that were allowed in the quarter ended December 31, 2015 as described in Note 3). The terms of the Proposed Agreement, all of which are subject to the caveats set forth below, are as follows:

•	The GUC Trust shall pay $75 million in cash to the Avoidance Action Trust;

•	The GUC Trust shall be relieved of its obligations to satisfy any Term Loan Avoidance Action Claims (exclusive of approximately $55,000 of Term Loan Avoidance Action Claims that were allowed in the quarter ended December 31, 2015 as described in Note 3); and

•	The Avoidance Action Trust shall take on the GUC Trust’s former obligation to satisfy Term Loan Avoidance Action Claims via a set-off from any amount disgorged by a defendant to the Term Loan Avoidance Action (whether pursuant to a judgment or settlement).

The Proposed Agreement has been approved by the trust monitors of the GUC Trust and the Avoidance Action Trust, but is subject to, and will not be binding until, the execution of definitive documentation acceptable to the parties thereto and other conditions precedent, including the approval of the Bankruptcy Court. As of the date of this Form 10-Q, the GUC Trust and the Avoidance Action Trust continue to work towards definitive documentation and resolution of certain conditions precedent with respect to the Proposed Agreement. Whether the Proposed Agreement will, at any point, become a binding agreement on the terms set forth above, or at all, is uncertain and subject to numerous risks. Accordingly, holders of GUC Trust Units should carefully consider such uncertainty before making any decisions with respect to such units.

It is still unclear whether any amounts actually transferred to the Avoidance Action Trust pursuant to the Term Loan Avoidance Action would be for the benefit of holders of Allowed General Unsecured Claims. The Committee has taken the position that, except for the reimbursement of certain costs and expenses of the Avoidance Action Trust, (a) the DIP Lenders are not entitled to any proceeds of the Term Loan Avoidance Action and have no interests in the trust established for the action under the Plan (the “Avoidance Action Trust”) and (b) the holders of Allowed General Unsecured Claims have the exclusive right to receive any and all proceeds of the Term Loan Avoidance Action, and are the exclusive beneficiaries of the Avoidance Action Trust with respect thereto.

As described in Part II, Item 1, “Legal Proceedings,” litigation with respect to these issues is ongoing, and the rights to any recoveries on the Term Loan Avoidance Action are still disputed. Pursuant to the Plan, however, no funds reclaimed from the pre-petition lenders will be transferred to or otherwise benefit the GUC Trust or be distributed to holders of GUC Trust Units.

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

As described above, pursuant to the Liquidation Order, during July and August 2015, all of the GUC Trust’s holdings of New GM Securities were liquidated and, following such liquidation, the GUC Trust’s Distributable Assets principally consist of Distributable Cash. Such Distributable Cash is primarily invested in certain marketable securities as permitted under the GUC Trust Agreement and the balance is held in cash and cash equivalents.

Prior to the liquidation of all its holdings of New GM Common Stock, the GUC Trust received dividends on such New GM Common Stock aggregating $24.7 million. Such dividends are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If the portion of Distributable Cash applicable to the proceeds from the liquidation of New GM Common Stock is distributed to holders of subsequently allowed Disputed General Unsecured Claims and GUC Trust Units, then the dividends relating to such Distributable Cash will also be distributed to such holders. If, however, Distributable Cash is appropriated in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to such Distributable Cash will be applied to such costs and liabilities of the GUC Trust and (just like the appropriated Distributable Cash) will be maintained as Other Administrative Cash (as defined below). Because such dividends are applied to the same purposes as the associated Distributable Cash, any references in this Form 10-Q to Distributable Cash should be understood to include the dividends relating to such Distributable Cash, unless expressly indicated otherwise. The amount of cash and cash equivalents and marketable securities held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust is referred to as Dividend Cash and is included in the amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries that is referred to herein as Distributable Cash (except to the extent of dividends relating to appropriated Distributable Cash that is classified as Other Administrative Cash following such appropriation).

Funding for GUC Trust Costs of Liquidation

The GUC Trust has incurred and will continue to incur certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (the “Administrative Fund”) for the purpose of paying certain fees and expenses (including certain tax obligations) incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for professionals retained by the GUC Trust), other than the Reporting Costs, as defined below (“Wind-Down Costs”). As of December 31, 2015, the remaining Administrative Fund aggregated $8.2 million (consisting of cash and cash equivalents and marketable securities). As of December 31, 2015, $8.0 million of the remaining Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust (a substantial majority of which will likely not be incurred and, therefore, will likely be returned to the DIP Lenders), and such amount may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs. Cash or investments from the Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

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

The GUC Trust Agreement provides that, if the GUC Trust Administrator determines that the Administrative Fund is not sufficient to satisfy the current or projected Wind-Down Costs or the Initial Reporting Cash is not sufficient to satisfy the current or projected Reporting Costs, the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to set aside Distributable

Cash from distribution for these purposes. The GUC Trust Administrator may then appropriate such Distributable Cash to fund the Wind-Down Costs and/or Reporting Costs with the required approval of the Bankruptcy Court. Distributable Cash that is set aside and/or appropriated in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and any appropriation of Distributable Cash (including related Dividend Cash) will be classified as “Other Administrative Cash” under the GUC Trust Agreement. The setting aside (or appropriation) of Distributable Cash, including Dividend Cash, itself is not, and has not been, reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust. Separate from this process of setting aside (or appropriating) Distributable Cash to satisfy unfunded projected costs and expenses of the GUC Trust, as a matter of financial reporting, the GUC Trust records a reserve in its Statement of Net Assets in Liquidation (the source of funding of which is not addressed therein) for all expected costs of liquidation for which there is a reasonable basis for estimation. For this reason, among others, there is not a direct relationship between the amount of such reserve reflected in the Statement of Net Assets in Liquidation and the amount of any Distributable Cash that is set aside (or appropriated) for current or projected costs and expenses of the GUC Trust. Adjustments to the Reserve for Expected Costs of Liquidation as reported in the Statement of Net Assets in Liquidation are recorded only when there is a reasonable basis for estimation of the expected incurrence of additional costs or a reduction in expected costs. For more information regarding the Reserves for Expected Costs of Liquidation reflected in the accompanying Condensed Statement of Net Assets in Liquidation, see Note 6.

Prior to the aforementioned liquidation of all New GM Securities in July and August 2015, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding purposes described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund the then current and projected costs and expenses of the GUC Trust. The March 2012 Bankruptcy Court order also authorized the sale of further New GM Securities aggregating $13.7 million for the purpose of funding certain fees, costs and expenses of the Avoidance Action Trust and the transfer of the sale proceeds to the Avoidance Action Trust (such sale proceeds were so transferred in May 2012). Prior to the aforementioned liquidation of all New GM Securities, sales of New GM Securities to fund projected Reporting Costs and Wind-Down Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and the Initial Reporting Cash (which amounts comprised part of the GUC Trust’s Other Administrative Cash). Such securities sold aggregated 1,043,801 shares of New GM Common Stock, 948,887 New GM Series A Warrants and 948,887 New GM Series B Warrants. In December 2015, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $12 million to fund the projected costs and expenses of the GUC Trust for calendar year 2016. Such appropriation reduced Distributable Cash and increased Other Administrative Cash. As of December 31, 2015, Other Administrative Cash aggregated $15.8 million. To the extent that any of the Other Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining Other Administrative Cash will be distributed by the GUC Trust to holders of the GUC Trust Units.

As of December 31, 2015, Distributable Cash of $46.6 million was set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2016, including $2.3 million set aside for potential income taxes on dividends received on holdings of New GM Common Stock and Investment Income as described below in “Funding for Potential Tax Liabilities on Dispositions of New GM Securities, Dividends on New GM Common Stock and Investment Income.” Accordingly, such Distributable Cash is not available for distribution to the beneficiaries of the GUC Trust Units. Set aside and/or appropriated Distributable Cash is reflected in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation until expended.

Funding for Potential Tax Liabilities on Dispositions of New GM Securities, Dividends on New GM Common Stock and Investment Income

The GUC Trust is subject to U.S. federal income tax on realized net gains from the distribution and sale of New GM Securities (such taxes, “Taxes on Distribution”). The GUC Trust is also subject to U.S. federal income tax on dividends received on New GM Common Stock held by the GUC Trust (such taxes, “Dividend Taxes”) and on investment income earned on Distributable Cash (such taxes, “Investment Income Taxes”). The GUC Trust Agreement provides that the Administrative Fund may not be utilized to satisfy any Taxes on Distribution, Dividend Taxes or Investment Income Taxes. As such, the GUC Trust Administrator is authorized, with the approval of the GUC Trust Monitor, to set aside from distribution Distributable Cash in amounts that would be sufficient to satisfy any potential Taxes on Distribution, Dividend Taxes or Investment Income Taxes. Distributable Cash that is set aside for Dividend Taxes and Investment Income Taxes is included in the set-aside for Wind-Down Costs described above in “Funding for GUC Trust Costs of Liquidation.” The GUC Trust Administrator may appropriate such set aside Distributable Cash to fund the Taxes on Distribution, Dividend Taxes or Investment Income Taxes with the approval of the GUC Trust Monitor and, with respect to Dividend Taxes and Investment Income Taxes only, with the approval of the Bankruptcy Court. Distributable Cash that is appropriated in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and the appropriation of Distributable Cash (including Dividend Cash) will be classified as “Other Administrative Cash” under the GUC Trust Agreement. Set aside and/or appropriated Distributable Cash is reflected in cash and cash equivalents and marketable securities until expended to pay Taxes on Distribution, Dividend Taxes or Investment Income Taxes. While the set-aside or appropriated Distributable Cash (including Dividend Cash) is not available for distribution, there is no corresponding liability or reserve related to such set-aside assets reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust.

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

During the quarter ended December 31, 2015, the GUC Trust Administrator reviewed the current and potential Taxes on Distribution. As a result of such review, the GUC Trust Administrator determined that Distributable Cash of $109.7 million should be set aside for potential Taxes on Distribution for realized gains that are still subject to examination by the Internal Revenue Service and that are based on the tax basis of the New GM Securities on December 15, 2011, the date of transfer of record ownership of the New GM Securities from MLC to the GUC Trust. The GUC Trust Administrator intends to continue to reevaluate the amount of Distributable Cash set aside on a quarterly basis.

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

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2015, 2014 and 2013 with the Internal Revenue Service using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code, and the statutory notification periods set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2015 and prior years have expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2015 and prior years are no longer subject to examination by the Internal Revenue Service. However, remaining capital loss carryovers that were generated in those years, combined with capital gains and losses generated in the nine months ended December 31, 2015, from the new tax position, which aggregate $182.4 million, along with net operating loss carryovers generated through December 31, 2015 aggregating $97.3 million, could be subject to examination by the Internal Revenue Service in subsequent years when those losses, if any, are utilized.

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

Residual Wind-Down Claims and Costs

Upon the dissolution of the Debtors, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining disputed administrative expenses, priority tax claims, priority non-tax claims and secured claims (the “Residual Wind-Down Claims”). On December 15, 2011, under the Plan, the Debtors transferred to the GUC Trust an amount of assets necessary (the “Residual Wind-Down Assets”) to satisfy the ultimate allowed amount of such Residual

Wind-Down Claims (including certain reasonable litigation defense costs related to the Term Loan Avoidance Action (the “Avoidance Action Defense Costs”)), as estimated by the Debtors, and the costs, fees and expenses relating to satisfying and resolving the Residual Wind-Down Claims (the “Residual Wind-Down Costs”). The Residual Wind-Down Assets initially aggregated approximately $42.8 million (which amount consisted of approximately $40.0 million in cash, including approximately $1.4 million designated for the payment of Avoidance Action Defense Costs, and the transferred benefit of approximately $2.8 million in prepaid expenses). Should the Residual Wind-Down Claims and the Residual Wind-Down Costs be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. If, at any time, the GUC Trust Administrator determines that the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims (including the actual amount of Avoidance Action Defense Costs) and Residual Wind-Down Costs, such costs will be satisfied by Other Administrative Cash. If there is no remaining Other Administrative Cash, the GUC Trust Administrator is authorized to, with GUC Trust Monitor approval, set aside and, with Bankruptcy Court approval, appropriate Distributable Cash to cover the shortfall. To the extent that Distributable Cash is set aside and/or appropriated to obtain funding to complete the wind-down of the Debtors, such Distributable Cash will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Costs could reduce the assets of the GUC Trust available for distribution. The setting aside or appropriation of Distributable Cash (including Dividend Cash) itself is not reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust. Rather, such set aside or appropriated Distributable Cash (including Dividend Cash) is reflected in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation until expended. After the GUC Trust has concluded its affairs, any funds remaining that were obtained from the sale of New GM Securities or appropriation of Distributable Cash to fund the wind-down process or the resolution and satisfaction of the Residual Wind-Down Claims will be distributed to the holders of the GUC Trust Units.

The amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $9.5 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. It is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise to be paid from the other remaining Residual Wind-Down Assets and, following the depletion of such assets, the Administrative Fund (to the extent of any excess amounts remaining in the Administrative Fund from the funds designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust), Other Administrative Cash or the appropriation of Distributable Cash. As of December 31, 2015, Residual Wind-Down Assets aggregating $22.3 million were held by the GUC Trust and were recorded in cash and cash equivalents and marketable securities (aggregating approximately $22.2 million) and other assets and deposits (approximately $0.1 million) in the accompanying Condensed Statement of Net Assets in Liquidation as of December 31, 2015. By comparison, there were approximately $0.5 million in Residual Wind-Down Claims against such assets as of December 31, 2015, subject to increase for new Residual Wind-Down Claims that are expected to arise for Avoidance Action Defense Costs.

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) $1.4 million in respect of certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC (the “Indenture Trustee / Fiscal and Paying Agent Costs”), and (ii) $2.0 million in respect of Reporting Costs. The funds received were credited to the reserve for expected costs of liquidation. Any unused portion of the funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of December 31, 2015, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs held by the GUC Trust approximated $0.3 million and are recorded in cash and cash equivalents in the accompanying Condensed Statement of Net Assets in Liquidation.

3.	Net Assets in Liquidation

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. Assets of the GUC Trust consisting primarily of Distributable Cash (including Dividend Cash) as described in Note 1 are available to be distributed to the Trust Beneficiaries (“GUC Trust Distributable Assets”) in accordance with the Plan and the GUC Trust Agreement, except to the extent that they are set aside or appropriated for funding the expected costs of liquidation and potential tax liabilities of the GUC Trust. The amounts of net assets in liquidation presented in the accompanying Condensed Statements of Net Assets in Liquidation at December 31, 2015 and March 31, 2015, correspond to the amounts of GUC Trust Distributable Assets as of December 31, 2015, after certain adjustments including reductions for the amounts of set aside Distributable Cash and appropriated Distributable Cash. GUC Trust Distributable Assets aggregated approximately $462.7 million at December 31, 2015. For additional information, see “Net Assets in Liquidation—Distributable Assets” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

Cash and Cash Equivalents and Marketable Securities

As of December 31, 2015, cash and cash equivalents and marketable securities aggregated $667.6 million and are comprised of the following:

(in thousands)
Distributable Cash (including associated Dividend Cash)	$620,873
Residual Wind-Down Assets	22,167
Administrative Fund	8,233
Other Administrative Cash	15,790
Funds for Indenture Trustee/Fiscal Paying Agent Costs	319
Other	235

Total	$667,617

As described in Note 4, as of December 31, 2015, the GUC Trust had accrued liquidating distributions payable aggregating $4.6 million. Such amount includes $2.7 million of Distributable Cash that was distributable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets as of December 31, 2015. In addition, as of December 31, 2015, the amount of Distributable Cash reflected in the table above includes $46.6 million of amounts set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2016 (including $2.3 million for projected Dividend Taxes and Investment Income Taxes) and Distributable Cash of $109.7 million set aside for potential Taxes on Distribution. The aggregate amount of Distributable Cash which was pending distribution or was set aside and was not available for distribution at December 31, 2015 was $160.9 million.

Potential Recovery in New GM Shareholder Class Action Proposed Settlement

As described in Part II, Item 1, “Legal Proceedings,” the GUC Trust intends to file a proof of claim in connection with a proposed settlement of a class action against New GM. The amount of potential recovery for the GUC Trust, if any, from such proposed settlement is not estimable at this time.

Accrued Dividends on Holdings of New GM Common Stock

As of March 31, 2015, the GUC Trust accrued approximately $22.4 million in estimated dividends expected to be declared by New GM in the future and received by the GUC Trust on its holdings of New GM Common Stock over its estimated remaining liquidation period. Subsequent thereto, based on a determination that it would be in the best interests of Trust Beneficiaries, the GUC Trust made the determination to file a motion with the Bankruptcy Court seeking authority to liquidate all or substantially all of the GUC Trust’s holdings of New GM Securities. Such motion was approved by the Bankruptcy Court in the Liquidation Order described above and all of the GUC Trust’s holdings of New GM Securities were liquidated in July and August 2015. Accordingly, the GUC Trust no longer expects to receive dividends on New GM Common Stock. Accordingly, the accrued dividends as of March 31, 2015 (net of dividends received in June 2015) were reversed and no accrual of dividends has been made since March 31, 2015.

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

The following table presents the changes during the three months ended December 31, 2015, in the numbers of GUC Trust Units outstanding or which the GUC Trust was obligated to issue:

Trust Units
Outstanding or issuable at September 30, 2015	31,853,702
Issued during the period	—
Less: Issuable at beginning of period	—
Add: Issuable at end of period (1)	56

Outstanding or issuable at December 31, 2015 (2)	31,853,758

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal quarter.
(2)	The number of GUC Trust Units outstanding at any time represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units.

Allowed and Disputed Claims

The total cumulative pro rata liquidating distributions ultimately received by Trust Beneficiaries is dependent upon the current amount of Allowed General Unsecured Claims and final resolution of outstanding Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims (as described in Note 2). Disputed General Unsecured Claims at December 31, 2015 reflect claim amounts at their originally filed amounts, a court ordered distribution “set aside” for certain claims filed without a claim amount and other adjustments as ordered by the court or permitted by the Plan. The Disputed General Unsecured Claims may settle at amounts that differ significantly from these amounts and at amounts that differ significantly from the historical pattern at which claims have been settled and allowed in proportion to claims resolved and disallowed. As described in Note 1, prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims. Liquidating distributions payable are recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) to be distributed as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, unless the Proposed Settlement (as described in Note 2) is reached and is approved by the Bankruptcy Court, to the extent potential Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2, liquidating distributions payable would be recorded in the amount of Distributable Cash that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence.

The following table presents a summary of activity with respect to the Allowed and Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims for the three months ended December 31, 2015:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claim Amount (2)
Total, September 30, 2015	$31,853,630	$70,000	$1,500,000	$1,570,000	$33,423,630
New Allowed General Unsecured Claims, net	55	—	—	—	55
Term Loan Avoidance Action Claims resolved	—	—	(55)	(55)	(55)

Total, December 31, 2015	$31,853,685	$70,000	$1,499,945	$1,569,945	$33,423,630

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

During the three months ended December 31, 2015, the Avoidance Action Trust reached settlements with certain defendants to the Term Loan Avoidance Action resulting in recoveries to the Avoidance Action Trust of approximately $55,000. As a result, corresponding Term Loan Avoidance Action Claims arose and were allowed under the GUC Trust.

4.	Liquidating Distributions

Liquidating distributions in the three months ended December 31, 2015 consisted of the following:

(in thousands)	Fair Value
Distributions during the three months ended December 31, 2015	$129,990
Less: Liquidating distributions payable at September 30, 2015	(131,885)
Add: Liquidating distributions payable at December 31, 2015	4,612

Total	$2,717

Liquidating distributions during the nine months ended December 31, 2015, consisted of the following:

(in thousands)	Fair Value
Distributions during the nine months ended December 31, 2015	$130,239
Less: Liquidating distributions payable at March 31, 2015	(7,714)
Add: Liquidating distributions payable at December 31, 2015	4,612

Total	$127,137

The distributions during the three and nine months ended December 31, 2015 consisted of (1) distributions to holders of GUC Trust Units for excess distributions payable and (2) distributions to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements.

The GUC Trust was obligated at December 31, 2015 to distribute Distributable Cash of $4.6 million to the following: (1) holders of GUC Trust Units for excess distributions payable, (2) certain holders of Allowed General Unsecured Claims who had not then satisfied certain informational requirements necessary to receive these securities and (3) holders of certain Term Loan Avoidance Action Claims as described in Note 3.

5.	Fair Value Measurements

Accounting standards require certain assets and liabilities be reported at fair value in the financial statements and provide a framework for establishing that fair value. The framework for determining fair value is based on a hierarchy that prioritizes the inputs and valuation techniques used to measure fair value. The GUC Trust’s Cash Equivalents, Marketable Securities, Holdings of New GM Securities (at March 31, 2015) and Liquidating Distributions Payable are presented as provided by this hierarchy.

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

Level 3—Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs at December 31, 2015 and March 31, 2015.

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

The following table presents information about the GUC Trust’s assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and March 31, 2015, and the valuation techniques used by the GUC Trust to determine those fair values.

	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$21,136	$—	$—	$21,136
Marketable Securities:
U.S. Treasury bills	—	637,179	—	637,179
U.S. government agency securities	—	5,994	—	5,994

Total Assets	$21,136	$643,173	$—	$664,309

Liabilities:
Liquidating distributions payable	$4,612	$—	$—	$4,612

	March 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$19,150	$—	$—	$19,150
Marketable Securities:
Municipal commercial paper and variable demand notes	—	12,064	—	12,064
Corporate commercial paper	—	18,880	—	18,880
Holdings of New GM Securities:
New GM Common Stock	427,151	—	—	427,151
New GM Warrants	490,826	—	—	490,826

Total Assets	$937,127	$30,944	$—	$968,071

Liabilities:
Liquidating distributions payable	$7,714	$—	$—	$7,714

The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value:

•	Due to their short-term liquid nature, the fair value of cash equivalents approximates their carrying value.

•	Marketable securities at December 31, 2015 consist of U.S. Treasury bills and U.S. government agency securities. Marketable securities at March 31, 2015 consist of municipal commercial paper and variable demand notes and corporate commercial paper. Due to their short-term maturities, the fair value of U.S. Treasury bills and corporate and municipal commercial paper approximates their carrying value. The fair value of U.S. government agency securities is based on pricing models, quoted prices of securities with similar characteristics, or broker quotes. Municipal variable demand notes trade daily at par value and, therefore, their fair value is equal to par value.

•	Holdings of New GM Securities at March 31, 2015 were valued at closing prices reported on the active market on which the securities are traded.

•	Liquidating distributions payable at December 31, 2015 are valued at the amount of cash that the GUC Trust is obligated to distribute. Liquidating distributions payable at March 31, 2015 are valued at closing prices of New GM Securities reported on the active market on which the securities are traded.

The GUC Trust’s policy is to recognize transfers between levels of the fair value hierarchy as of the actual date of the event of change in circumstances that caused the transfer. There were no such transfers during the three or nine months ended December 31, 2015 and the year ended March 31, 2015.

6.	Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims

The following is a summary of the activity in the reserves for expected costs of liquidation for the three and nine months ended December 31, 2015 and 2014:

	Three months ended December 31, 2015
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, September 30, 2015	$22,176	$9,178	$329	$1,219	$32,902
Less reductions in reserves	(1,555)	(919)	—	—	(2,474)
Less liquidation costs incurred:
Trust Professionals	(1,093)	(358)	—	(1)	(1,452)
Trust Governance	(816)	(450)	(21)	—	(1,287)
Other Administrative Expenses	(13)	(83)	—	—	(96)

Balance, December 31, 2015	$18,699	$7,368	$308	$1,218	$27,593

	Nine months ended December 31, 2015
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2015	$21,089	$8,602	$364	$1,223	$31,278
Plus additions to reserves	5,640	2,184	—	—	7,824
Less liquidation costs incurred:
Trust Professionals	(4,474)	(1,852)	—	(5)	(6,331)
Trust Governance	(2,675)	(1,350)	(56)	—	(4,081)
Other Administrative Expenses	(881)	(216)	—	—	(1,097)

Balance, December 31, 2015	$18,699	$7,368	$308	$1,218	$27,593

	Three months ended December 31, 2014
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, September 30, 2014	$22,042	$9,663	$408	$1,234	$33,347
Plus additions to reserves	2,952	248	—	—	3,200
Less liquidation costs incurred:
Trust Professionals	(1,997)	(431)	—	(4)	(2,432)
Trust Governance	(899)	(451)	(18)	—	(1,368)
Other Administrative Expenses	(12)	(103)	—	—	(115)

Balance, December 31, 2014	$22,086	$8,926	$390	$1,230	$32,632

	Nine months ended December 31, 2014
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2014	$22,529	$12,235	$464	$1,258	$36,486
Plus additions to (reductions in) reserves	7,629	(294)	—	—	7,335
Less liquidation costs incurred:
Trust Professionals	(5,324)	(1,406)	—	(28)	(6,758)
Trust Governance	(2,728)	(1,354)	(74)	—	(4,156)
Other Administrative Expenses	(20)	(255)	—	—	(275)

Balance, December 31, 2014	$22,086	$8,926	$390	$1,230	$32,632

During the three months ended December 31, 2015, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) decreased by $1.6 million and $0.9 million, respectively. During the nine months ended December 31, 2015, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased by $5.6 million and $2.2 million, respectively. During the three months ended December 31, 2014, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there was a reasonable basis for estimation) increased by $3.0 million and $0.2 million, respectively. During the nine months ended December 31, 2014, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there was a reasonable basis for estimation) increased by $7.6 million and decreased by $0.3 million, respectively. Such revisions in the estimates were recorded as additions to (reductions in) the reserves for expected costs of liquidation in such periods. The GUC Trust has recorded reserves for expected costs of liquidation that represent amounts expected to be incurred over the estimated remaining liquidation period of the GUC Trust for which there was a reasonable basis for estimation as of December 31, 2015.

The amount of liquidation costs that will ultimately be incurred depends both on the time period and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of December 31, 2015, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through October 2017, which has been estimated predominately on a probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust. It is possible that future developments in the Term Loan Avoidance Action could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond October 2017. It is also possible that future developments associated with the Proposed Agreement described in Note 2 could result in a reduction in the estimate of the remaining liquidation period. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period could change in the near term.

As described in Part II, Item 1, “Legal Proceedings,” the GUC Trust is participating, as an interested party, in litigation involving certain General Motors vehicle recalls. While unlikely at this time, it is possible that such litigation could extend the remaining liquidation period of the GUC Trust beyond October 2017.

The following is a summary of the activity in the reserves for Residual Wind-Down Claims for the three months ended December 31, 2015 and 2014:

(in thousands)	2015	2014
Balance, beginning of period	$21,491	$27,419
Less claims allowed during the period	(1,582)	(988)

Balance, end of period	$19,909	$26,431

The following is a summary of the activity in the reserves for Residual Wind-Down Claims for the nine months ended December 31, 2015 and 2014:

(in thousands)	2015	2014
Balance, beginning of period	$25,406	$28,698
Less claims allowed during the period	(5,497)	(2,267)

Balance, end of period	$19,909	$26,431

7.	Income Tax Provision

There was no current tax benefit or provision for the three and nine months ended December 31, 2015 and 2014 due to cumulative net operating and capital losses, and no income taxes have been paid by the GUC Trust. There also was no deferred tax benefit or provision in such periods as a result of the establishment of a full valuation allowance against net deferred tax assets at the beginning and end of such periods.

Deferred taxes in the accompanying Condensed Statement of Net Assets in Liquidation at December 31, 2015 are comprised of the following components:

Deferred tax assets:
Reserves for expected costs of liquidation	$8,806
Net operating and capital loss carryovers	110,797

Gross deferred tax assets	119,603
Less: Valuation allowance	(119,135)

Deferred tax asset, net of valuation allowance	468
Deferred tax liabilities:
Accrued investment income	(468)

Gross deferred tax liabilities	(468)

Net deferred taxes	$—

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

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2015, 2014 and 2013 with the Internal Revenue Service using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code, and the statutory notification period set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2015 and prior years has expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2015 and prior years are no longer subject to examination by the Internal Revenue Service. However, remaining capital loss carryovers that were generated in those years, combined with capital gains and losses generated in the nine months ended December 31, 2015, from the new tax position, which aggregate $182.4 million, along with net operating loss carryovers generated through December 31, 2015 aggregating $97.3 million, could be subject to examination by the Internal Revenue Service in subsequent years when those losses, if any, are utilized. The capital loss carryovers begin to expire on March 31, 2017 and the net operating loss carryovers begin to expire on March 31, 2032. These loss carryovers in the aggregate result in a deferred tax asset of $110.8 million (reflected in the table above).

A full valuation allowance against net deferred tax assets aggregating $119.1 million was established as of December 31, 2015 because the deferred tax assets are not realizable. Such valuation allowance was decreased by $0.9 million and increased $83.2 million from the full valuation allowance against net deferred tax assets established as of September 30, 2015 and March 31, 2015, respectively.

8.	Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and will continue to receive certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company, as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the three and nine months ended December 31, 2015 and 2014.

In addition, Wilmington Trust Company has also entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. The fees and commissions charged by Wilmington Trust Company and its affiliates pursuant to these arrangements are consistent with the standard fees and commissions charged by Wilmington Trust Company to unrelated third parties in negotiated transactions. During the three and nine months ended December 31, 2015, the total amount of such fees and commissions was approximately $85,000 and $150,000, respectively. During the three and nine months ended December 31, 2014, the total amount of such fees and commissions was approximately $5,000 and $17,000, respectively.

Item 2.	Management’s Discussion and Analysis

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its third fiscal quarter ended December 31, 2015. It is intended to be read in conjunction with the condensed financial statements of the GUC Trust included in Item 1 above, which we refer to as the financial statements. For additional information about the purpose and administrative operations of the GUC Trust, see the disclosure in the notes to the financial statements filed with this Form 10-Q and in the Form 10-K filed by the GUC Trust with the Securities and Exchange Commission on May 22, 2015. A glossary of defined terms used in this Form 10-Q is provided under the heading “Glossary” below.

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

Distributions and Distributable Assets of the GUC Trust

As of December 31, 2015, the principal assets comprising the corpus of the GUC Trust are holdings of cash and cash equivalents and marketable securities resulting from the liquidation in July and August 2015 of the GUC Trust’s previously held (i) shares of common stock of General Motors Company, or the New GM Common Stock, (ii) warrants to acquire shares of New GM Common Stock at an exercise price of $10.00 per share, expiring July 10, 2016, or the New GM Series A Warrants, and (iii) warrants to acquire shares of New GM Common Stock at an exercise price of $18.33 per share, expiring July 10, 2019, or the New GM Series B Warrants. The New GM Series A Warrants and the New GM Series B Warrants are referred to collectively as the New GM Warrants, and the New GM Common Stock and the New GM Warrants are referred to collectively as the New GM Securities.

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

Following the liquidation described above, the GUC Trust has invested most of the proceeds in certain marketable securities as permitted under the GUC Trust Agreement. The amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries, including Dividend Cash (as defined below) is referred to herein as “Distributable Cash.”

The Plan, as qualified by the Liquidation Order, generally provides for the distribution of Distributable Cash (including Dividend Cash) to holders of Allowed General Unsecured Claims pro rata by the amount of such claims. In that regard, the Plan provides that each holder of an Allowed General Unsecured Claim will obtain, in addition to an initial distribution of Distributable Cash (including Dividend Cash) in such amount as described below, a contingent right to receive, on a pro rata basis, additional Distributable Cash (including Dividend Cash) (only if and to the extent such Distributable Cash is not required to satisfy new Allowed General Unsecured Claims or to fund the liquidation and administrative costs or income tax liabilities of the GUC Trust) available for distribution to the holders of such rights. Such rights are represented by units of beneficial interests in the GUC Trust, or GUC Trust Units, distributed to holders of Allowed General Unsecured Claims in proportion to the amount of their claims, subject to certain rounding rules set forth in the Plan and the GUC Trust Agreement.

Prior to the aforementioned liquidation of all its holdings of New GM Common Stock, the GUC Trust received dividends on the New GM Common Stock it held as of the respective record dates aggregating approximately $24.7 million. Such dividends are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If the portion of Distributable Cash applicable to the proceeds from the liquidation of New GM Common Stock is distributed to holders of subsequently allowed Disputed General Unsecured Claims, allowed Term Loan Avoidance Action Claims, or GUC Trust Units, then the dividends relating to such Distributable Cash will also be distributed to such holders. If, however, Distributable Cash is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to such Distributable Cash will be applied to such costs and liabilities of the GUC Trust and (just like the appropriated Distributable Cash) will be maintained in Other Administrative Cash (as defined below under the heading “Funding for the GUC Trust’s Liquidation and Administrative Costs”). Because such dividends are applied to the same purpose as the associated Distributable Cash, any references in this Form 10-Q to Distributable Cash should be understood to include the dividends relating to such Distributable Cash, unless expressly indicated otherwise. The amount of cash and cash equivalents and marketable securities held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust is referred to as Dividend Cash.

Pursuant to the GUC Trust Agreement, the GUC Trust is required to make quarterly distributions to the holders of Allowed General Unsecured Claims that were allowed during the immediately preceding fiscal quarter. Under the terms of the Plan, the GUC Trust Agreement and the Liquidation Order (and subject to rounding under the Plan), and following the liquidation of the GUC Trust’s holdings of New GM Securities in July and August 2015, each $1,000 in amount of such new Allowed General Unsecured Claims is entitled to receive (upon delivery of any information required by the GUC Trust) approximately $293 (which dollar value shifts slightly due to rounding as required by the Plan), which represents the net cash value of the New GM Securities that otherwise would have been distributed to such claimant prior to entry of the Liquidation Order, together with associated cash in lieu of fractional shares and Dividend Cash, as well as one GUC Trust Unit. Such initial distribution includes a pro rata share of Distributable Cash associated with New GM Securities that were distributed as Excess GUC Trust Distributable Assets (as defined below) in respect of GUC Trust Units since the Effective Date of the Plan. Quarterly distributions are made to holders of newly Allowed General Unsecured Claims as promptly as practicable after the first day of the fiscal quarter following the periods ending each March 31, June 30, September 30 and December 31, during the life of the GUC Trust.

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

As described in “Critical Accounting Policies and Estimates—Income Taxes” below, the GUC Trust is considered to be a Disputed Ownership Fund pursuant to Treasury Regulation Section 1.468B-9. Pursuant to Treasury Regulation Section 1.468B-9(c)(6), upon the termination of the GUC Trust, certain capital losses and net operating losses may be distributable to current or previous holders of GUC Trust Units. At this time, the amount of such losses that may be distributed is not determinable, the timing of such a distribution is dependent on a number of factors affecting the life of the GUC Trust and its termination date, and who is entitled to receive such a distribution is not currently known. The GUC Trust has initiated discussions with the Internal Revenue Service to get clarification on some of these issues, but, at this time, it is highly uncertain whether or not the Internal Revenue Service will provide the necessary guidance.

Funding for the GUC Trust’s Liquidation and Administrative Costs

As of the Effective Date, pursuant to the Plan, MLC funded approximately $52.7 million in cash to the GUC Trust, or the Administrative Fund, to be held and maintained by the GUC Trust Administrator for the purpose of paying certain fees and expenses incurred by the GUC Trust (including the fees and expenses of the GUC Trust Administrator and the GUC Trust Monitor, the fees and expenses of other professionals retained by the GUC Trust, and certain tax obligations), which are referred to as the Wind-Down Costs. The United States Department of the Treasury and the Governments of Canada and Ontario (through Export Development Canada), which are referred to collectively as the DIP Lenders, maintain a lien on the Administrative Fund which relates to certain funds advanced at the commencement of the Debtors’ insolvency proceedings. Consequently, pursuant to the GUC Trust Agreement, any cash or investments from the Administrative Fund which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. As of December 31, 2015, the remaining Administrative Fund aggregated $8.2 million (consisting of cash and cash equivalents and marketable securities). As of December 31, 2015, $8.0 million of the remaining Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust (a substantial majority of which will likely not be incurred and, therefore, will likely be returned to the DIP Lenders), and such amount may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs. As described above, any cash or investments in the Administrative Fund that remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

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

The GUC Trust Agreement affords the GUC Trust Administrator, with the approval of the GUC Trust Monitor, the authority to set aside from distribution Distributable Cash (previously New GM Securities) in amounts sufficient to satisfy (i) any current or projected Wind-Down Costs of the GUC Trust that exceed the amounts budgeted or were not budgeted in the Administrative Fund, including federal income taxes incurred in respect of dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust, which are referred to as Dividend Taxes, and federal income taxes incurred on investment income earned on Distributable Cash, which are referred to as Investment Income Taxes, (ii) any current or projected Reporting Costs that exceed the then currently available funds, or (iii) any current or projected Taxes on Distribution (as defined below). This process is not related to, and is separate from, the process of recognizing any current and deferred income tax liabilities, as well as reserves for expected costs of liquidation in the Statement of Net Assets in Liquidation as a matter of financial reporting, which is only required for expected costs of liquidation for which there is a reasonable basis for estimation under applicable accounting standards. See “Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” and “—Income Taxes” below.

The GUC Trust Administrator may appropriate Distributable Cash (previously, set aside New GM Securities were sold) that has been set aside from distribution to fund (with the required approval of the Bankruptcy Court) the current or projected Wind-Down Costs (including Dividend Taxes and Investment Income Taxes) or Reporting Costs of the GUC Trust and (with the required approval of only the GUC Trust Monitor) current and projected Taxes on Distribution of the GUC Trust. The cash and cash equivalents and marketable securities associated with appropriated Distributable Cash (and, previously, sold set aside New GM Securities) are referred to as Other Administrative Cash. Pursuant to the GUC Trust Agreement, any cash and cash equivalents or marketable securities constituting Other Administrative Cash that remain at the winding up and conclusion of the GUC Trust will be distributed to the holders of GUC Trust Units.

Prior to the aforementioned liquidation of all New GM Securities in July and August 2015, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding of Wind-Down Costs and Reporting Costs described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs. Prior to the aforementioned liquidation of all the GUC Trust’s holdings of New GM Securities, sales of New GM Securities to fund projected Reporting Costs and Wind-Down Costs through calendar year 2015 aggregated approximately $ 61.7 million, including Dividend Cash of $0.2 million and approximately $5.7 million expressly authorized by the GUC Trust Agreement to be liquidated shortly after the Effective Date for the purposes of funding certain Reporting Costs, which is referred to as the Initial Reporting Cash. In December 2015, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $12 million to fund the projected costs and expenses of the GUC Trust for calendar year 2016. Such appropriation reduced Distributable Cash and increased Other Administrative Cash. As of December 31, 2015, approximately $15.8 million remained in Other Administrative Cash and was recorded in cash and cash equivalents and marketable securities in the Condensed Statement of Net Assets in Liquidation as of December 31, 2015.

Residual Wind-Down Claims and Costs

In addition to resolving Disputed General Unsecured Claims, the GUC Trust Administrator is required to resolve and satisfy (to the extent allowed) certain disputed administrative expenses, priority tax claims, priority non-tax claims, and secured claims against the Debtors, or the Residual Wind-Down Claims. Upon the dissolution and winding up of MLC on December 15, 2011, or the Dissolution Date, the GUC Trust assumed responsibility for the resolution and satisfaction (to the extent allowed) of such Residual Wind-Down Claims. At that time, MLC transferred to the GUC Trust assets, or the Residual Wind-Down Assets, in an amount sufficient, based upon the Debtors’ reasonable estimates, to satisfy the residual Wind-Down Claims and the costs, fees and expenses related to satisfying and resolving the Residual Wind-Down Claims, or the Residual Wind-Down Costs. The Residual Wind-Down Assets so transferred approximated $42.8 million consisting of approximately $40.0 million in cash (including approximately $1.4 million for the payment of certain defense costs related to the Term Loan Avoidance Action, or Avoidance Action Defense Costs) and the transferred benefit of approximately $2.8 million in prepaid expenses. As of December 31, 2015, the amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash received by the GUC Trust from MLC on the Dissolution Date by approximately $9.5 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. The Term Loan Avoidance Action is currently pending before the Bankruptcy Court, and it is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise, to be paid from the remaining Residual Wind-Down Assets and, following any depletion of such assets, the Administrative Fund (to the extent of any excess amounts remaining in the Administrative Fund from the funds designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust), Other Administrative Cash or appropriated Distributable Cash.

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

As of December 31, 2015, Residual Wind-Down Assets aggregating $22.3 million were held by the GUC Trust and were recorded in cash and cash equivalents and marketable securities (aggregating approximately $22.2 million) and other assets and deposits (approximately $0.1 million) in the accompanying Condensed Statement of Net Assets in Liquidation as of December 31, 2015. A corresponding amount in the aggregate is recorded in the reserve for Residual Wind-Down Claims, reserves for expected costs of liquidation and accounts payable and accrued liabilities in the accompanying Condensed Statement of Net Assets in Liquidation as of December 31, 2015. By comparison, there were approximately $0.5 million in Residual Wind-Down Claims against such assets as of December 31, 2015, subject to increase for new Residual Wind-Down Claims that are expected to arise with respect to Avoidance Action Defense Costs.

Other Assets Received from MLC on the Dissolution Date

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) approximately $2.0 million designated for Reporting Costs and (ii) approximately $1.4 million designated for reimbursements to indenture trustees and fiscal and paying agents under the Debtors prepetition debt issuances for costs associated with, among other things, administering distributions to registered holders of the debtors’ prepetition debt issuances, or Indenture Trustee / Fiscal and Paying Agents Costs. Any unused portion of such funds designated for Indenture Trustee / Fiscal and Paying Agents Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of December 31, 2015, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs of $0.3 million were held by the GUC Trust and are recorded in cash and cash equivalents in the accompanying Condensed Statement of Net Assets in Liquidation as of December 31, 2015. A corresponding amount is recorded in the reserves for expected costs of liquidation in the accompanying Condensed Statement of Net Assets in Liquidation as of December 31, 2015. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of December 31, 2015.

Income Tax Liabilities for Certain Capital Gains and Dividends on New GM Common Stock

Upon the dissolution and winding up of MLC on the Dissolution Date, record ownership of all undistributed New GM Securities was transferred to the GUC Trust. Using the value of the New GM Securities as of that date, the tax basis per share or warrant of the New GM Securities on the Dissolution Date was $19.87 for the New GM Common Stock, $11.38 for the New GM Series A Warrants and $7.88 for the New GM Series B Warrants. Prior to the year ended March 31, 2013, such tax basis was used in the GUC Trust’s U.S. federal income tax return to determine the taxable gain or loss on the disposition of New GM Securities since their transfer. Since the year ended March 31, 2013, the GUC Trust has filed its U.S. federal income tax returns taking the position that beneficial ownership for a substantial majority of New GM Securities transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date instead of December 15, 2011, when record ownership of the remaining New GM Securities still held by MLC was transferred from MLC to the GUC Trust. For the remaining substantial minority of New GM Securities transferred from MLC to the GUC Trust, the GUC Trust determined that transfer of beneficial ownership occurred on other dates for which the tax basis should be determined by reference to the value of such securities on such dates. This new tax position resulted in an increased tax basis of the New GM Securities from the prior tax position and, therefore, reduced taxable gains and increased taxable losses on distributions and sales of New GM Securities since March 31, 2011. The GUC Trust believes, based on the available evidence and consultation with GUC Trust professionals, that it is more likely than not that the new tax position in the amounts reflected in the GUC Trust’s income tax returns will be sustained on examination by the Internal Revenue Service, based on the technical merits of the position. Although the GUC Trust’s federal income tax returns for the year ended March 31, 2015 and prior years are no longer subject to examination by the Internal Revenue Service as a result of the application of Section 505(b) of the Bankruptcy Code, this new tax position, as of the date hereof, has not been sustained on examination by the Internal Revenue Service. Accordingly, remaining capital loss carryovers of $182.4 million as of December 31, 2015, from the new tax position, along with net operating loss carryovers of $97.3 million as of December 31, 2015, could be subject to examination by the Internal Revenue Service in subsequent years when those losses, if any, are utilized.

The GUC Trust incurs U.S. federal income tax liabilities on any net capital gains realized upon the distribution of New GM Securities to holders of Allowed General Unsecured Claims or GUC Trust Units or by sale of New GM Securities (unless such net capital gains are offset by deductible expenses and accumulated net operating losses), which are referred to as Taxes on Distribution.

The GUC Trust also incurs income tax liabilities on investment income and dividends received on New GM Common Stock previously held by the GUC Trust (such income tax liabilities on dividends received on New GM Common Stock and investment income are referred to as Dividend Taxes and Investment Income Taxes, respectively). The GUC Trust records any current taxes payable from such realized net gains and interest and dividends (net of deductible operating losses and expenses) and, prior to the liquidation of all of the GUC Trust’s holdings of New GM Securities in July and August 2015, described above under the heading “Distributions and Distributable Assets,” recorded a deferred tax liability at the end of each quarter for all of the New GM Securities that it then held, where the market prices of such New GM Securities exceeded their tax basis. Where the market prices of the New GM Securities held at any quarter end was less than their tax basis, a deferred tax asset with a corresponding valuation allowance was recorded, resulting in no net deferred tax asset at such quarter end. A full valuation allowance was recorded under such circumstances, because realization of the deferred tax asset was uncertain (in that it was dependent upon the generation of taxable gains upon the sale or distribution of New GM Securities in the future, which was not determinable prior to occurrence). See “Critical Accounting Policies and Estimates—Income Taxes” below. A full valuation allowance was recorded against the GUC Trust’s deferred tax assets at December 31, 2015 and March 31, 2015. As a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that such deferred tax assets are not realizable. See Note 7 (“Income Tax Provision”) to the financial statements.

Term Loan Avoidance Action

On July 31, 2009, the Committee commenced a legal action against certain prepetition lenders of the Debtors, styled as Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al. (Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009)), which is referred to as the Term Loan Avoidance Action. The Term Loan Avoidance Action seeks the return of approximately $1.5 billion that had been transferred to a consortium of prepetition lenders of the Debtors, pursuant to the court order approving the debtor-in-possession loans made by the DIP Lenders to MLC. On the Dissolution Date, the Term Loan Avoidance Action was transferred to a trust established for the purpose of holding and prosecuting the Term Loan Avoidance Action, or the Avoidance Action Trust. As described in Part II, Item 1, “Legal Proceedings,” litigation with respect to the Term Loan Avoidance Action is ongoing, and certain defendants have filed motions to dismiss the action. The rights to substantially all of the recoveries on the Term Loan Avoidance Action through the Avoidance Action Trust are currently under dispute, with both the DIP Lenders and the Committee, on behalf of the holders of Allowed General Unsecured Claims, claiming to be the proper beneficiaries of such proceeds. If the DIP Lenders are deemed to be proper beneficiaries of the proceeds of the Term Loan Avoidance Action, then the bulk of any amounts reclaimed from prepetition lenders will be distributed to the DIP Lenders; and, if the Committee, on behalf of the holders of Allowed General Unsecured Claims, is deemed to be the proper beneficiary of the proceeds of the Term Loan Avoidance Action, then the bulk of any amounts reclaimed from prepetition lenders will be distributed directly to the holders of Allowed General Unsecured Claims. Accordingly, regardless of the outcome of such proceedings, pursuant to the Plan, no amounts reclaimed from the prepetition lenders will be transferred to the GUC Trust, and no such amounts will be distributed to holders of GUC Trust Units in respect of such GUC Trust Units.

If Wilmington Trust Company, not in its individual capacity but solely in its capacity as the trustee and trust administrator of the Avoidance Action Trust, which is referred to as the Avoidance Action Trust Administrator, is successful in its prosecution of the Term Loan Avoidance Action, any amounts recovered by the Avoidance Action Trust will, pursuant to the Plan, give rise to Allowed General Unsecured Claims on behalf of the prepetition lenders from which such amounts were recovered (as beneficiaries of the GUC Trust), which we also refer to as Term Loan Avoidance Action Claims. (As used in this Form 10-Q, the amounts of “Disputed General Unsecured Claims” do not include any potential Term Loan Avoidance Action Claims.) Unless and until Term Loan Avoidance Action Claims arise, the potential holders of such claims will not be entitled to receive a distribution from the GUC Trust. However, if and to the extent that such Term Loan Avoidance Action Claims do arise, the holders of such claims will be entitled to receive a distribution from the GUC Trust (unless the Proposed Settlement described in Note 2 (“Plan of Liquidation”) to the financial statements and below is reached and is approved by the Bankruptcy Court). As noted above, pursuant to the Plan, no funds reclaimed from the prepetition lenders will be transferred to the GUC Trust or be distributed to holders of GUC Trust Units in respect of such GUC Trust Units. Accordingly, in the event of the successful prosecution of the Term Loan Avoidance Action by the Avoidance Action Trust, a holder of a GUC Trust Unit that does not hold a corresponding Allowed General Unsecured Claim (because such holder received the GUC Trust Unit as a subsequent transferee and not in a direct distribution from the GUC Trust in satisfaction of an Allowed General Unsecured Claim) will potentially have its recovery diluted through the incurrence of Term Loan Avoidance Action Claims by the GUC Trust, without receiving the benefit of any cash recovered pursuant to the Term Loan Avoidance Action. Moreover, because the ownership of the beneficial interests in the Avoidance Action Trust is currently under dispute, even a holder of a GUC Trust Unit that also holds a corresponding Allowed General Unsecured Claim may not benefit from any funds recovered under the Term Loan Avoidance Action.

The GUC Trust has reached an agreement in principle, or the Proposed Agreement, with the Avoidance Action Trust regarding the treatment of the potential Term Loan Avoidance Action Claims, which Proposed Agreement (to the extent it becomes effective) would have the effect of limiting the potential liability of the GUC Trust associated with the Term Loan Avoidance Action Claims to $75 million (exclusive of approximately $55,000 of Term Loan Avoidance Action Claims that were allowed in the quarter ended December 31, 2015 as described in Note 3 (“Net Assets in Liquidation”) to the financial statements). The terms of the Proposed Agreement, all of which are subject to the caveats set forth below, are as follows:

•	The GUC Trust shall pay $75 million in cash to the Avoidance Action Trust;

•	The GUC Trust shall be relieved of its obligations to satisfy any Term Loan Avoidance Action Claims (exclusive of approximately $55,000 of Term Loan Avoidance Action Claims that were allowed in the quarter ended December 31, 2015 as described in Note 3 (“Net Assets in Liquidation”) to the financial statements); and

•	The Avoidance Action Trust shall take on the GUC Trust’s former obligation to satisfy Term Loan Avoidance Action Claims via a set-off from any amount disgorged by a defendant to the Term Loan Avoidance Action (whether pursuant to a judgment or settlement).

The Proposed Agreement has been approved by the trust monitors of the GUC Trust and the Avoidance Action Trust, but is subject to, and will not be binding unless and until, the execution of definitive documentation acceptable to the parties thereto and other conditions precedent, including the approval of the Bankruptcy Court, are satisfied. As of the date of this Form 10-Q, the GUC Trust and the Avoidance Action Trust continue to work towards definitive documentation and resolution of certain conditions precedent with respect to the Proposed Agreement. Whether the Proposed Agreement will, at any point, become a binding agreement on the terms set forth above, or at all, is uncertain and subject to numerous risks. Accordingly, holders of GUC Trust Units should carefully consider such uncertainty before making any decisions with respect to such units.

Pursuant to the Plan, the GUC Trust is obligated to satisfy reasonable Avoidance Action Defense Costs, subject to the right of the GUC Trust to seek disgorgement in accordance with the terms of the Plan. As described under the heading “Residual Wind-Down Claims” above, the amount of Avoidance Action Defense Costs incurred to date exceeds the amount of Residual Wind-Down Assets received from MLC which was designated for this purpose by approximately $9.5 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. As described in Part II, Item 1, “Legal Proceedings,” litigation with respect to the Term Loan Avoidance Action is ongoing, and it is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise, to be paid from the other remaining Residual Wind-Down Assets and, following the depletion of such assets, the Administrative Fund (to the extent of any excess amounts remaining in the Administrative Fund from the funds designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust), Other Administrative Cash or appropriated Distributable Cash.

Critical Accounting Policies and Estimates

Liquidation Basis of Accounting

The GUC Trust was created for the purposes described in Note 1 (“Description of Trust and Reporting Policies”) to the financial statements and has a finite life. As a result, the GUC Trust has prepared its financial statements on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Under the liquidation basis of accounting, assets are stated at their estimated realizable value, which is the non-discounted amount of cash into which an asset is expected to be converted during liquidation, while liabilities continue to be recognized at the amount required by other U.S. GAAP, and are not remeasured to reflect any anticipation that an entity will be legally released from an obligation. Additionally, under the liquidation basis of accounting, a reserve is established for estimated costs expected to be incurred during liquidation. Such costs are accrued when there is a reasonable basis for estimation. An accrual is also made for estimated income or cash expected to be received over the liquidation period to the extent that a reasonable basis for estimation exists. These estimates are periodically reviewed and adjusted as appropriate. As described below under the heading “Reserves for Expected Costs of Liquidation,” it is reasonably possible that estimates for expected costs of liquidation could change in the near term.

The valuation of assets at realizable value, reserves for Residual Wind-Down Claims, reserves for expected liquidation costs and the accrual for investment income from marketable securities represent estimates, based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change.

As described in Note 1 (“Description of Trust and Reporting Policies”) to the financial statements, the GUC Trust beneficiaries are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. As Disputed General Unsecured Claims are resolved and allowed and thereby become Allowed General Unsecured Claims, the holders thereof become entitled to receive liquidating distributions of Distributable Cash (including Dividend Cash) and GUC Trust Units pro rata by the amount of such claims and, upon such occurrence, the GUC Trust incurs an obligation to distribute Distributable Cash. Accordingly, liquidating distributions payable are recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) that the GUC trust is obligated to distribute as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, unless the Proposed Settlement as described in Note 2 (“Plan of Liquidation”) to the financial statements and above under the heading “Functions and Responsibilities of the GUC Trust – Term Loan Avoidance Action,” is reached and is approved by the Bankruptcy Court, to the extent potential Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2 (“Plan of Liquidation”) to the financial statements, liquidating distributions payable would be recorded for the Distributable Cash (including the related Dividend Cash), that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence. Prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims). Rather, the beneficial interests of GUC Trust beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the financial statements.

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

Dividends received on New GM Common Stock are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If the portion of Distributable Cash applicable to the liquidated New GM Common Stock is distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units, then the dividends relating to such Distributable Cash will also be distributed to such holders. If, however, Distributable Cash is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to such appropriated Distributable Cash will be applied to such costs and liabilities of the GUC Trust and (just like the appropriated Distributable Cash) will be maintained in Other Administrative Cash. Because such dividends are applied to the same purpose as the associated Distributable Cash, any references to Distributable Cash should be understood to include the dividends relating to such Distributable Cash, unless expressly indicated otherwise. The amount of cash and cash equivalents and marketable securities held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust is referred to as Dividend Cash and is included in the amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries that is referred to as Distributable Cash (except to the extent of dividends relating to appropriated Distributable Cash that is classified as Other Administrative Cash following such appropriation).

Marketable Securities and Accrued Investment Income on Marketable Securities

Marketable securities at December 31, 2015 consist of short-term investments in U.S. Treasury bills and U.S. government agency securities. Marketable securities at March 31, 2015 consist of short-term investments in corporate commercial paper and municipal government commercial paper and variable demand notes. The GUC Trust has valued these securities at fair value based on carrying value for U.S. Treasury bills and municipal and corporate commercial paper where carrying value approximates fair value, par value for variable demand notes where par value equals fair value, and based on pricing models, quoted market prices of securities with similar characteristics or broker quotes for U.S. government agency securities. Beginning in the quarter ended June 30, 2014, estimated investment income expected to be received on short-term investments in marketable securities is accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation exists.

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

Reserves for Expected Costs of Liquidation

Under the liquidation basis of accounting, the GUC Trust is required to estimate and accrue the costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs, described as Wind-Down Costs and Reporting Costs in Note 2 (“Plan of Liquidation”) to the financial statements, consist principally of professional fees, costs of governance, and other administrative expenses. These amounts may vary significantly due to, among other things, the time and effort required to complete all distributions under the Plan. The GUC Trust has recorded reserves for expected costs of liquidation that represent estimated costs to be incurred over the remaining liquidation period of the GUC Trust for which there is a reasonable basis for estimation. The amount of liquidation costs that will ultimately be incurred depends both on the period of time and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of December 31, 2015, such remaining liquidation period extends through October 2017 and has been estimated predominantly on a probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust. It is possible that future developments in the Term Loan Avoidance Action could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond October 2017. It is also possible that future developments associated with the Proposed Agreement as described in Note 2 (“Plan of Liquidation”) to the financial statements and above under the heading “Functions and Responsibilities of the GUC Trust – Term Loan Avoidance Action,” could reduce the estimate of the remaining liquidation period.

As described in Part II, Item 1, “Legal Proceedings,” the GUC Trust is participating, as an interested party, in litigation involving certain General Motors vehicle recalls. While unlikely at this time, it is possible that such litigation could extend the remaining liquidation period of the GUC Trust beyond October 2017. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period could change in the near term.

As the GUC Trust incurs liquidation costs, the reserves are released to offset the costs incurred and a liability to the service provider is recognized as an accounts payable or accrued expense until paid. In addition, because the GUC Trust only records reserves for expected costs for which there is a reasonable basis for estimation under applicable U.S. GAAP, additional costs may be identified from time to time for which additional reserves must be recorded. As such costs are identified, the GUC Trust records an increase to its reserves and charges such increase as an addition to such reserves in the Statement of Changes in Net Assets in Liquidation.

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

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust professionals. The GUC Trust’s tax liability with respect to its federal income tax returns for the year ended March 31, 2015, and all prior years, are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, remaining capital loss carryovers that were generated in those years, combined with capital gains and losses generated in the nine months ended December 31, 2015, from the new tax position, which aggregate $182.4 million, along with net operating loss carryovers generated through December 31, 2015 aggregating $97.3 million, could be subject to examination by the Internal Revenue Service in subsequent years when those losses, if any, are utilized. As of December 31, 2015, there are no known items which would result in a significant accrual for uncertain tax positions.

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

Statement of Changes in Net Assets in Liquidation

During the three months ended December 31, 2015, net assets in liquidation decreased by approximately $0.2 million, from approximately $613.3 million to approximately $613.1 million, principally as a result of liquidating distributions of $2.7 million, largely offset by reductions of $2.5 million to the reserves for expected costs of liquidation. As described below in more detail in “Liquidation and Administrative Costs,” the reduction in the reserves for expected costs of liquidation for the three months ended December 31, 2015 is primarily associated with estimated fee reductions for ongoing costs of services provided by the GUC Trust Administrator and GUC Trust professionals.

During the nine months ended December 31, 2015, net assets in liquidation decreased by approximately $331.6 million, from approximately $944.7 million to approximately $613.1 million, principally as a result of a decrease in the fair value of holdings of New GM Securities from March 31, 2015 to the dates of liquidation of such New GM Securities of $175.2 million and liquidating distributions of $127.1 million. The changes in net assets in liquidation for the nine months ended December 31, 2015 also reflect the impact of an addition of approximately $7.8 million to the reserves for expected costs of liquidation. As described below in more detail in “Liquidation and Administrative Costs,” the addition to the reserves for expected costs of liquidation for the nine months ended December 31, 2015 resulted primarily from increases in expected costs resulting from an increase in the estimated length of the remaining liquidation period during the quarter ended September 30, 2015.

The changes in net assets in liquidation for the nine months ended December 31, 2015 also reflect a decrease of $21.5 million in dividend and interest income. Such decrease is primarily a result of the reversal of accrued dividends of $22.4 million during the quarter ended June 30, 2015. As described in Note 1 (“Description of Trust and Reporting Polices”) to the financial statements, during the quarter ended June 30, 2015, based on a determination that it would be on the best interests of Trust Beneficiaries, the GUC Trust made a determination to file a motion with the Bankruptcy Court seeking authority to liquidate some or all of the GUC Trust’s holdings of New GM Securities. Such motion was approved by the Bankruptcy Court in the Liquidation Order described in Note 3 (“Net Assets in Liquidation”) to the financial statements and all of the GUC Trust’s holdings of New GM Securities were liquidated in July and August 2015. Accordingly, the GUC Trust no longer expects to receive dividends on New GM Common Stock. Accordingly, the previous accrual for estimated future dividends (net of dividends received in

June 2015) was reversed in the quarter ended June 30, 2015 and no accrual of dividends was made subsequent to March 31, 2015. The decrease due to the reversal of accrued dividends on the New GM Common Stock is offset in part by a $0.9 million increase during the nine months ended December 31, 2015 in investment income from marketable securities, primarily resulting from additional accruals of investment income during the period.

There was no income tax provision or benefit during the three and nine months ended December 31, 2015 as a result of cumulative net operating and capital losses and the establishment of a full valuation allowance against net deferred tax assets at the beginning and end of such periods. As a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that the deferred tax assets are not realizable. See “Functions and Responsibilities of the GUC Trust—Income Tax Liabilities for Certain Capital Gains and Dividends on New GM Common Stock” above and Note 7 (“Income Tax Provision”), to the financial statements.

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

As of December 31, 2015, the GUC Trust had approximately $27.6 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $32.9 million in reserves as of September 30, 2015. The following table summarizes in greater detail the changes in such reserves during the three months ended December 31, 2015:

	Three months ended December 31, 2015
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, September 30, 2015	$22,176	$9,178	$329	$1,219	$32,902
Less reductions in reserves	(1,555)	(919)	—	—	(2,474)
Less liquidation costs incurred:
Trust Professionals	(1,093)	(358)	—	(1)	(1,452)
Trust Governance	(816)	(450)	(21)	—	(1,287)
Other Administrative Expenses	(13)	(83)	—	—	(96)

Balance, December 31, 2015	$18,699	$7,368	$308	$1,218	$27,593

Reserves were decreased approximately $2.5 million during the three months ended December 31, 2015, in order to reflect a decrease in expected Wind-Down Costs of $1.6 million and a decrease in expected Reporting Costs of $0.9 million. The decreases in expected Wind-Down Costs and expected Reporting Costs during the three months ended December 31, 2015, are primarily associated with estimated fee reductions for ongoing costs of services provided by the GUC Trust Administrator and GUC Trust professionals. In comparison, reserves were increased approximately $3.2 million during the three months ended December 31, 2014, in order to reflect an increase in expected Wind-Down Costs of $3.0 million and an increase in expected Reporting Costs of $0.2 million. The increase in expected Wind-Down Costs during the three months ended December 31, 2014 was primarily associated with increased expected legal costs resulting from the GUC Trust’s participation as an interested party in legal proceedings related to New GM vehicle recalls, as well as an increase in expected costs associated with an increase in the expected remaining life of the GUC Trust during the quarter ended December 31, 2014. The increase in expected Reporting Costs during the three months ended December 31, 2014 was primarily associated with an increase in expected costs resulting from the increase in the expected remaining life of the GUC Trust, partly offset by a decrease in revised estimates of ongoing costs of services provided by GUC Trust professionals.

Reserves were increased approximately $7.8 million during the nine months ended December 31, 2015, in order to reflect an increase in expected Wind-Down Costs of $5.6 million and an increase in expected Reporting Costs of $2.2 million. The increases in expected Wind-Down Costs and expected Reporting Costs during the nine months ended December 31, 2015, are primarily associated with an increase in the estimated length of the remaining liquidation period during the quarter ended September 30, 2015. In addition, expected Wind-Down Costs increased during the nine months ended December 31, 2015 as a result of additional expenses of GUC Trust professionals with respect to liquidation of the New GM Securities and amendment of the GUC Trust Agreement and commissions on the sale of New GM Common Stock. Expected Reporting Costs also increased during the nine months ended December 31, 2015 as a result of additional expenses of GUC Trust professionals with respect to liquidation of the New GM Securities and increased insurance costs. In comparison, reserves were increased approximately $7.3 million during the nine months ended December 31, 2014, in order to reflect an increase in expected Wind-Down Costs of $7.6 million and a decrease in expected Reporting Costs of $0.3 million. The increase in expected Wind-Down Costs during the nine months ended December 31, 2014 was primarily associated with increased expected legal costs resulting from the GUC Trust’s participation as an interested party in legal proceedings related to New GM vehicle recalls, as well as increases in revised estimates of ongoing costs necessary to conduct the wind-down activities of the GUC Trust and increases in expected costs resulting from the increase in the expected remaining life of the GUC Trust during the quarter ended December 31, 2014. The decrease in expected Reporting Costs during the nine months ended December 31, 2014, was primarily associated with a reduction in revised estimates of ongoing costs of services provided by GUC Trust professionals, largely offset by an increase in expected costs resulting from the increase in the expected remaining life of the GUC Trust.

Total reserves were reduced by the amount of liquidation and administrative costs incurred during the three and nine months ended December 31, 2015. Trust professional costs incurred during the three and nine months ended December 31, 2015 were approximately $1.5 million and $6.3 million, respectively, as compared to approximately $2.4 million and $6.8 million, respectively, for the three and nine months ended December 31, 2014. The decrease of $0.9 million from three-month period to period is due primarily to a decrease in Wind-Down Costs charged to the reserve. The decrease of $0.5 million from nine-month period to period is due to a decrease of $0.9 million in Wind-Down Costs charged to the reserve, partly offset by an increase of $0.4 million in Reporting Costs charged to the reserve. Trust Governance Costs incurred during the three and nine months ended December 31, 2015 were approximately $1.3 million and $4.1 million, respectively, as compared to $1.4 million and $4.2 million, respectively, for the three and nine months ended December 31, 2014. Other administrative costs during the three and nine months ended December 31, 2015 were approximately $0.1 million and $1.1 million, respectively, as compared to approximately $0.1 million and $0.3 million, respectively, for the three and nine months ended December 31, 2014. The increase of $0.8 million for the comparable nine-month periods is primarily due to commissions on the sale of

New GM Common Stock during the three months ended September 30, 2015. For additional information regarding the components of each category of costs, see “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs,” “Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC Trust on the Dissolution Date.”

The foregoing reserves represent future costs of the GUC Trust for which there is a reasonable basis for estimation as of December 31, 2015 and, therefore, are recorded under the liquidation basis of accounting in accordance with U.S. GAAP. It is reasonably possible, however, that additional costs will be incurred, for which there was not a reasonable basis for estimation as of December 31, 2015. In particular, as of December 31, 2015, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through October 2017, which date is predominantly the result of the estimate of the period of time required for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust, and assumes an extension of the current scheduled dissolution date of the GUC Trust. This end date of the remaining liquidation period has been estimated predominantly on a probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. It is possible that future developments in the Term Loan Avoidance Action could extend the current estimate of the remaining period of time required for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond October 2017. It is also possible that future developments associated with the Proposed Agreement described in Note 2 (“Plan if Liquidation”) to the financial statements and above under the heading “Functions and Responsibilities of the GUC Trust – Term Loan Avoidance Action,” could reduce the estimate of the remaining liquidation period.

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

The process of recognizing reserves for expected costs of liquidation as a matter of financial reporting is separate and distinct from the process by which Distributable Cash is set aside from distribution for the purposes of funding projected costs of liquidation, which are generally estimated on a more conservative (i.e., more inclusive) basis and include contingencies that are not permitted to be recognized under applicable accounting standards. As described in further detail below, certain amounts of Distributable Cash have already been set aside from distribution for the purposes of meeting such additional obligations. However, the amounts set aside from distribution are neither reflected in nor a part of the financial statements included elsewhere in this Form 10-Q because the process of setting aside such assets is not related to the process of recording, as a matter of financial reporting in the Statement of Net Assets in Liquidation, reserves for expected costs of liquidation or any current and deferred income tax liabilities. See “Critical Accounting Policies and Estimates—Income Taxes” and “Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” above and “Net Assets in Liquidation—Distributable Cash Set Aside from Distribution” below.

For additional information regarding the reserves described above, see Note 2 (“Plan of Liquidation”) and Note 6 (“Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims”) to the financial statements.

Net Assets in Liquidation

Disputed Claims

The following table presents a summary of the activity in Allowed and Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims for the three months ended December 31, 2015:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claim Amount (2)
Total, September 30, 2015	$31,853,630	$70,000	$1,500,000	$1,570,000	$33,423,630
New Allowed General Unsecured Claims, net	55	—	—	—	55
Term Loan Avoidance Action Claims resolved	—	—	(55)	(55)	(55)

Total, December 31, 2015	$31,853,685	$70,000	$1,499,945	$1,569,945	$33,423,630

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

Distributable Assets

The table below summarizes the activity in New GM Securities prior to their liquidation and Distributable Cash that comprises the GUC Trust’s distributable assets, including the numbers of New GM Securities previously distributed, and the amount of Distributable Cash distributable as of December 31, 2015, as well as the amount of Distributable Cash available for distribution to holders of GUC Trust Units as of December 31, 2015 (in thousands):

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Distributable Cash (including Dividend Cash)
Distributable Assets as of Effective Date (March 31, 2011)	150,000	136,364	136,364	$—
Dividends received on New GM Common Stock	—	—	—	24,746
Prior distributions (1)	(137,299)	(124,817)	(124,817)	(133,358)
Prior sales to fund GUC Trust costs and Avoidance Action Trust funding obligation	(1,313)	(1,194)	(1,194)	(170)
Liquidation of New GM Securities (2)	(11,388)	(10,353)	(10,353)	741,701
Appropriation of Distributable Cash to fund GUC Trust liquidation and administrative costs (3)	—	—	—	(12,046)

Holdings as of December 31, 2015	—	—	—	620,873

Less: Distributions payable at December 31, 2015 (1), (4)				(4,612)
Add: Distributions payable to holders of GUC Trust Units as of December 31, 2015				2,702
Less: Amounts set aside from distribution to fund projected GUC Trust costs				(44,324)
Less: Amounts set aside from distribution to fund projected Dividend Taxes and Investment Income Taxes				(2,259)
Less: Amounts set aside from distribution to fund potential Taxes on Distribution				(109,720)

Distributable Assets as of December 31, 2015 (5)				$462,660

(1)	The numbers of New GM Securities shown as distributed or the amount of Distributable Cash shown as distributions payable include sales for (a) cash distributions to governmental entities to the extent such governmental entities have requested such sales and demonstrated to the satisfaction of the GUC Trust Administrator that such governmental entities are precluded by applicable law from receiving distributions of New GM Securities and (b) fractional amounts of New GM Securities, in lieu of which the GUC Trust is required pursuant to the GUC Trust Agreement to distribute cash, subject to certain minimum thresholds.

(2)	As described above under “Functions and Responsibilities of the GUC Trust – Distributions and Distributable Assets of the GUC Trust” and in Note 1 (“Description of Trust and Reporting Policies”) to the financial statements, the GUC Trust’s holdings of New GM Securities were liquidated during July and August 2015.
(3)	During December 2015, the Bankruptcy Court approved the appropriation of approximately $12 million of Distributable Cash to fund liquidation and administrative costs of the GUC Trust for calendar year 2016.
(4)	Distributions Payable includes both (i) Distributions Payable to holders of GUC Trust Units, in respect of Excess GUC Trust Distributable Assets that have not exceeded the minimum thresholds for distribution under the GUC Trust Agreement and (ii) Distributions Payable in respect of new Allowed General Unsecured Claims (including both (a) Allowed General Unsecured Claims that were newly allowed during the quarter ended December 31, 2015, and (b) Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled.
(5)	Distributable Assets reflects the amounts of Distributable Cash and Dividend Cash shown as “GUC Trust Distributable Assets” on the report included as Exhibit 99.1 to the Form 8-K filed by the GUC Trust with the SEC on January 27, 2016. Such Distributable Cash and associated Dividend Cash have been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims as of December 31, 2015. To the extent that such claims are resolved in favor of the GUC Trust, Distributable Cash and associated Dividend Cash may become available for distribution to holders of GUC Trust Units in future periods. The amount of Distributable Cash and associated Dividend Cash set out above as “Distributable Assets” does not directly relate to Net Assets in Liquidation or any other number appearing in the GUC Trust’s financial statements prepared in accordance with U.S. GAAP.

As described above under the heading “—Disputed Claims,” as of December 31, 2015, there were approximately $31.9 billion in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed in the aggregate 137,298,736 shares of New GM Common Stock, 124,817,263 New GM Series A Warrants and 124,817,263 New GM Series B Warrants and $133.4 million of Distributable Cash. In addition, the GUC Trust was obligated to distribute as of December 31, 2015, $4.6 million of Distributable Cash. Such amount includes $2.7 million of Distributable Cash that was distributable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets as of December 31, 2015.

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

As of December 31, 2015, the distributable assets of the GUC Trust consisted of Distributable Cash of approximately $462.7 million (including Dividend Cash), after deducting the amounts of Distributable Cash (including Dividend Cash) (i) set aside from distribution to fund additional projected liquidation and administrative costs and potential income tax liabilities of the GUC Trust (as described below under the headings “Set Aside Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes” and “Set Aside Calculations Relating to Potential Taxes on Distribution”) and (ii) set aside for distributions payable in respect of New Allowed General Unsecured Claims and Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distributions to which they are entitled. Such Distributable Cash has been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. To the extent such claims are resolved in favor of the GUC Trust, Distributable Cash (including

Dividend Cash) may become available for distribution to holders of GUC Trust Units in future periods. As described in Note 2 (“Plan of Liquidation”) to the financial statements and above under the heading “Functions and Responsibilities of the GUC Trust – Term Loan Avoidance Action,” the Proposed Agreement (to the extent it becomes effective) would have the effect of limiting the potential liability of the GUC Trust associated with the Term Loan Avoidance Action Claims to $75 million.

Prior to the liquidation of all the GUC Trust’s holdings of New GM Securities in July and August 2015, New GM Securities were set aside to fund projected liquidation and administrative costs and potential income tax liabilities as described below.

Set Aside Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes and Investment Income Taxes

The GUC Trust Administrator reevaluates, on a quarterly basis, the amount of Distributable Cash (including Dividend Cash) needed to be set aside from distribution for purposes of funding projected liquidation and administrative costs, including Dividend Taxes and Investment Income Taxes. This determination is made on a basis different than that used to calculate reserves for financial statement purposes. Under the current methodology, the amount to be set aside is equal to the estimates of projected liquidation and administrative costs (including Dividend Taxes and Investment Income Taxes). Prior to the liquidation of all of the GUC Trust’s holdings of New GM Securities, estimates of projected liquidation and administrative costs (including Dividend Taxes and Investment Income Taxes) were converted into the number of New GM Securities to be set aside from distribution by dividing such estimates by the trailing twelve-month average closing prices for the New GM Securities. A corresponding amount of Dividend Cash associated with the set-aside New GM Securities was also set aside from distribution.

For the quarter ended December 31, 2015, as a result of the standard quarterly reevaluations described above, the estimate of unfunded projected liquidation and administrative costs (including Dividend Taxes and Investment Income Taxes) was decreased by $15.9 million, which resulted in a corresponding decrease of $15.9 million in the needed set aside of Distributable Cash as compared with the Distributable Cash previously set aside from distribution. Such decrease in unfunded projected Wind-Down and Reporting and Transfer Costs was primarily related to the appropriation of Distributable Cash of $12 million in December 2015 described above under the heading “Functions and Responsibilities of the GUC Trust – Funding for the GUC Trust’s Liquidation and Administrative Costs,” as well as a decrease in expected costs of the GUC Trust Administrator and GUC Trust professionals described under the heading “Liquidation and Administrative Costs” above. Accordingly, as of December 31, 2015, the GUC Trust had set aside from distribution Distributable Cash of $46.6 million for the purposes of funding future projected liquidation and administrative costs of the GUC Trust, including Dividend Taxes and Investment Income Taxes of $2.3 million. Such amount was sufficient to fully fund projected liquidation and administrative costs of the GUC Trust, as estimated by the GUC Trust Administrator at December 31, 2015.

Set Aside Calculations Relating to Potential Taxes on Distribution

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

Prior to the liquidation of all of the GUC Trust’s holdings of New GM Securities, estimates of potential Taxes on Distribution were arrived at by applying the applicable U.S. federal income tax rate to estimates of potential capital gains, including (a) realized capital gains that were still subject to adjustment by the Internal Revenue Service, less current period deductible expenses and future tax deductible expenses, and (b) potential future capital gains on holdings of New GM Securities at the date of measurement. Such potential future capital gains were determined by comparing the highest closing price for the New GM Securities since December 15, 2011, against the tax basis of the New GM Securities. For realized capital gains and potential future capital gains, such tax basis was determined based on the date of transfer of record ownership of the New GM Securities on December 15, 2011. Potential Taxes on Distribution were then converted into the number of New GM Securities to be set aside from distribution by dividing such estimates by the trailing twelve-month average closing prices for the New GM Securities. Dividend Cash associated with the set aside New GM Securities was also set aside from distribution.

The GUC Trust’s calculation of the amount of Distributable Cash needed to be set aside from distribution to fund such potential Taxes on Distribution is made using a different methodology than that used to calculate any current and deferred taxes for financial statement purposes. As described above, in estimating potential Taxes on Distribution, the current set aside methodology calculates realized capital gains using the tax basis of the New GM Securities on December 15, 2011. By contrast, in calculating any current and deferred taxes for purposes of financial reporting under applicable U.S. GAAP, the GUC Trust calculates realized capital gains using the tax basis of the New GM Securities for financial reporting purposes, which is based on the date of transfer of beneficial ownership of the New GM Securities to the GUC Trust from MLC.

For the quarter ended December 31, 2015, as a result of the standard quarterly reevaluations described above, estimates of Taxes on Distribution were increased by $1.0 million, which resulted in a corresponding increase in the amount of Distributable Cash set aside from distribution to fund projected Taxes on Distribution of the GUC Trust of $1.0 million as compared with the Distributable Cash previously set aside from distribution. The increase in Taxes on Distributions primarily resulted from an increase in expected taxable income resulting from a decrease in the expected costs of liquidation during the quarter. Accordingly, as of December 31, 2015, the GUC Trust had set aside from distribution Distributable Cash of $109.7 million, for the purposes of funding potential Taxes on Distribution of the GUC Trust. Such amounts were sufficient to fully fund potential Taxes on Distribution of the GUC Trust, as estimated by the GUC Trust Administrator at December 31, 2015.

The “set aside” calculation for potential Taxes on Distribution as of December 31, 2015 is set forth below:

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Total
Number of New GM Securities liquidated by the GUC Trust during the quarter ended September 30, 2015	11,388,041	10,352,556	10,352,556
Average net cash proceeds derived per share/warrant	$31.23	$22.35	$14.94
Tax basis of New GM Securities (1)	19.87	11.38	7.88

Potential taxable gain per share/warrant	$11.36	$10.97	$7.06
Potential taxable gain from liquidation of New GM Securities (in thousands)	$129,381	$113,521	$73,129	$316,031

Net capital gains and operating losses since March 31, 2015, exclusive of capital gains from liquidation of New GM Securities (2)				(16,723)
Additional expected tax deductible costs of liquidation (in thousands)				(22,237)

Estimated potential taxable income (in thousands)				277,071
Tax rate				39.6%

Amount of Distributable Cash, including Dividend Cash set aside (in thousands)				$109,720

(1)	Using the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, for purposes of determining the tax basis thereof.
(2)	The net capital gains and net operating losses since March 31, 2015 reflect taxable capital gains on distributions of New GM Securities using the tax basis of the New GM Securities described in (1) above. Operating income excludes dividends received on New GM Common Stock held by the GUC Trust and investment income for which potential Dividend Taxes and Investment Income Taxes are reflected in the set aside for purposes of funding projected liquidation and administrative costs. Remaining capital and net operating loss carryovers through March 31, 2015 are subject to examination by the Internal Revenue Service and, therefore, are excluded.

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

GUC Trust Units

The following table presents the changes during the three months ended December 31, 2015, in the numbers of GUC Trust Units outstanding or which the GUC Trust was obligated to issue:

Trust Units
Outstanding or issuable at September 30, 2015	31,853,702
Issued during the period	—
Less: Issuable at beginning of period	—
Add: Issuable at end of period (1)	56

Outstanding or issuable at December 31, 2015 (2)	31,853,758

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal quarter.
(2)	The number of GUC Trust Units outstanding at any time represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units.

Liquidity and Capital Resources

The GUC Trust’s sources of liquidity are principally the funds it holds for the payment of liquidation and administrative costs, and to a significantly lesser degree, the earnings on such funds invested by it. In addition, as a result of the liquidation of all the GUC Trust’s holdings of New GM Securities during the quarter ended September 30, 2015, the GUC Trust holds Distributable Cash for distribution to GUC Trust beneficiaries. The GUC Trust holds such funds as cash and cash equivalents and also invests such funds in certain marketable securities, primarily U.S. Treasury bills, as permitted by the Plan and the GUC Trust Agreement.

During the nine months ended December 31, 2015, the GUC Trust’s holdings of cash and cash equivalents decreased approximately $13.0 million from approximately $37.5 million to approximately $24.5 million. The decrease was primarily due to cash paid for liquidation and administrative costs of $11.0 million and cash paid for Residual Wind-Down Claims of $6.0 million, offset in part by receipts of cash dividends on holdings of New GM Common Stock of $4.1 million. Cash distributions of approximately $130.0 million during the nine months ended December 31, 2015 were funded from the proceeds of the liquidation of New GM Securities of $741.7 million, with the balance of such proceeds remaining largely invested in Marketable Securities.

During the nine months ended December 31, 2015, the funds invested by the GUC Trust in marketable securities increased approximately $612.3 million, from approximately $30.9 million to approximately $643.2 million. The increase was due primarily to the liquidation of all the GUC Trust’s holdings of New GM Securities during the quarter ended September 30, 2015. The GUC Trust earned approximately $0.4 million in interest income on such investments during the period.

As of December 31, 2015, the GUC Trust held approximately $667.6 million in cash and cash equivalents and marketable securities. Of such amount, approximately $620.9 million relates to Distributable Cash (including Dividend Cash), a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to appropriate with the approval of the Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs and income tax liabilities (including Dividend Taxes, Investment Income Taxes and Taxes on Distribution) as they become due. Included in Distributable Cash at December 31, 2015, is approximately $17.3 million of Dividend Cash. As described above, Dividend Cash will be distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units in respect of Distributable Cash that they receive, unless such dividends are in respect of Distributable Cash that is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the GUC Trust’s liquidation and administrative costs, income tax liabilities or shortfalls in Residual Wind-Down Assets.

As of December 31, 2015, Distributable Cash (including Dividend Cash) held by the GUC Trust was set aside as follows: (a) $4.6 million for liquidating distributions payable as of that date, (b) $46.6 million to fund projected liquidation and administrative costs, including Dividend Taxes and Investment Income Taxes, and (c) $109.7 million to fund potential Taxes on Distribution. See “Net Assets in Liquidation—Distributable Assets” above.

In addition to Distributable Cash (including Dividend Cash), the GUC Trust held $46.7 million in cash and cash equivalents and marketable securities at December 31, 2015, representing funds held for payment of costs of liquidation and administration. Of that amount, approximately $30.7 million (comprising approximately $22.2 million of the remaining Residual Wind-Down Assets, approximately $8.2 million of the remaining Administrative Fund and approximately $0.3 million in remaining funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs), is required by the GUC Trust Agreement to be returned, upon the winding-up of the GUC Trust, to the DIP Lenders to the extent such funds are not utilized to satisfy designated Wind-Down Costs, Residual Wind-Down Claims, Residual Wind-Down Costs, Avoidance Action Defense Costs and Indenture Trustee/Fiscal Paying Agent Costs. Cash and cash equivalents and marketable securities of $8.0 million remaining in the Administrative Fund have been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust (a substantial majority of which will likely not be incurred and, therefore, will likely be returned to the DIP Lenders), and such amounts may not be used for the payment of GUC Trust professionals’ fees and expenses or other Wind-Down Costs. Such amounts will not at any time be available for distribution to the holders of the GUC Trust Units. The balance of cash and cash equivalents and marketable securities of approximately $16.0 million is available for the payment of certain reporting and administrative costs of the GUC Trust, and would be available in the future for distribution to the holders of the GUC Trust Units, if not otherwise used to satisfy those GUC Trust obligations. See “Functions and Responsibilities of the GUC Trust” above.

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

“Proposed Agreement” means the agreement in principle reached between the GUC Trust and the Avoidance Action Trust regarding the treatment of the Term Loan Avoidance Action Claims, which (to the extent it becomes effective) would result in the relief of the GUC Trust’s obligations to satisfy Term Loan Avoidance Action Claims in exchange for a cash payment to the Avoidance Action Trust of $75 million.

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

On January 21, 2015, the Second Circuit reversed the Bankruptcy Court’s grant of summary judgment for the Administrative Agent, holding that the Administrative Agent had authorized the filing of the UCC-3 and thereby extinguished the lenders’ perfected security interest in the UCC Collateral. The Administrative Agent subsequently filed a petition for rehearing en banc, which petition was denied by the Second Circuit. On April 20, 2015, the Second Circuit issued a mandate instructing the Bankruptcy Court to enter partial summary judgment for the Committee, which judgment was entered by the Bankruptcy Court on June 12, 2015. Pursuant to a scheduling order entered by the Bankruptcy Court on May 19, 2015, the Avoidance Action Trust filed an amended complaint against the defendants to the Term Loan Avoidance Action on May 20, 2015. On August 17, 2015, the Bankruptcy Court entered an additional scheduling order pursuant to which the defendants’ deadline to answer, move to dismiss or otherwise respond to the amended complaint was scheduled for November 16, 2015, fact discovery is required to be completed by July 31, 2016, expert discovery is required to be completed by October 31, 2016, and motions for summary judgment, or, if required, letter requests for dispositive motions, are required to be filed by November 15, 2016. Beginning on November 16, 2015, certain defendants filed motions seeking to dismiss the amended complaint or to obtain a judgment on the pleadings. No hearing date has been set with respect to such motions.

As described above in Note 2 (“Plan of Liquidation”) to the financial statements, the successful prosecution of, and recovery under, the Term Loan Avoidance Action would result in the incurrence of additional Term Loan Avoidance Action Claims against the GUC Trust, the holders of which claims would be entitled to receive a distribution of Distributable Cash (including the related Dividend Cash) from the GUC Trust. It is not known, however, whether holders of Allowed General Unsecured Claims would benefit from any cash recovered under the Term Loan Avoidance Action. Moreover, beneficial interests in the Avoidance Action Trust (if any) remain with holders of Allowed General Unsecured Claims, rather than beneficiaries of GUC Trust Units. As such, a holder of a GUC Trust Unit that does not hold a corresponding Allowed General Unsecured Claim could potentially have its recovery diluted through the incurrence of Term Loan Avoidance Action Claims by the GUC Trust, without receiving the benefit of any cash recovered pursuant to the Term Loan Avoidance Action.

On January 13, 2016, the GUC Trust announced that it had reached an agreement in principle, or the Proposed Agreement, with the Avoidance Action Trust regarding the treatment of the potential Term Loan Avoidance Action Claims, which Proposed Agreement (to the extent it becomes effective) would have the effect of limiting the potential liability of the GUC Trust associated with the Term Loan Avoidance Action Claims to $75 million (exclusive of approximately $55,000 of Term Loan Avoidance Action Claims that were allowed in the quarter ended December 31, 2015 as described in Note 2). The terms of the Proposed Agreement, all of which are subject to the caveats set forth below, are as follows:

•	The GUC Trust shall pay $75 million in cash to the Avoidance Action Trust;

•	The GUC Trust shall be relieved of its obligations to satisfy any Term Loan Avoidance Action Claims (exclusive of approximately $55,000 of Term Loan Avoidance Action Claims that were allowed in the quarter ended December 31, 2015 as described in Note 2); and

•	The Avoidance Action Trust shall take on the GUC Trust’s former obligation to satisfy Term Loan Avoidance Action Claims via a set-off from any amount disgorged by a defendant to the Term Loan Avoidance Action (whether pursuant to a judgment or settlement).

The Proposed Agreement has been approved by the trust monitors of the GUC Trust and the Avoidance Action Trust, but is subject to, and will not be binding until, the execution of definitive documentation acceptable to the parties thereto and other conditions precedent, including the approval of the Bankruptcy Court. As of the date of this Form 10-Q, the GUC Trust and the Avoidance Action Trust continue to work towards definitive documentation and resolution of certain conditions precedent with respect to the Proposed Agreement. Whether the Proposed Agreement will, at any point, become a binding agreement on the terms set forth above, or at all, is uncertain and subject to numerous risks. Accordingly, holders of GUC Trust Units should carefully consider such uncertainty before making any decisions with respect to such units.

General Motors Product Recalls.

In its annual report on Form 10-K filed February 3, 2016, New GM disclosed that, since the beginning of 2014, New GM had recalled approximately 2.6 million vehicles to repair ignition switches or to fix ignition lock cylinders, or the Ignition Switch Recall, and had recalled an additional 33.8 million vehicles to address certain electrical and other safety concerns, including approximately 12.1 million vehicles to rework or replace ignition keys. New GM does not consider any of these 12.1 million vehicles to be a part of the Ignition Switch Recall.

Many of the vehicles affected by the foregoing recalls were manufactured or sold prior to July 10, 2009, or the Closing Date, the date on which the sale of substantially all of the assets of Old GM pursuant to the MSPA was completed.

In its annual report on Form 10-K filed February 3, 2016, New GM also disclosed that, as of January 27, 2016, 100 putative class actions have been filed against New GM in various federal and state courts seeking compensatory and other damages for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that, as of January 27, 2016, 235 actions have been filed against New GM in various federal and state courts seeking compensatory and other damages for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these 235 cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions).

Since June 2014, 262 Recall-Related Actions have been transferred to the United States District Court of the Southern District of New York, or the MDL Court, and have been consolidated into a single case, case number 14-MD-2543 (JMF), or the MDL Proceeding.

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

(iv) Given the Equitable Mootness Finding, the assets of the GUC Trust cannot be utilized to satisfy any claims that may be filed by plaintiffs in the Ignition Switch Economic Loss Actions and Ignition Switch Personal Injury Actions after the date of entry of the Threshold Issues Judgment; and

(v) Pursuant to section 502(j) of the Bankruptcy Code, assets of the GUC Trust may be used to satisfy previously allowed or disallowed claims that are reconsidered for cause. Hence, any person who holds a previously allowed or disallowed claim may seek to have that claim reconsidered by the Bankruptcy Court, and in the event that any such claimant prevails in an application for reconsideration, the resulting additional allowed claims could dilute the recoveries of holders of GUC Trust Units.

The Equitable Mootness Finding became binding on plaintiffs in the Other Economic Loss Actions and Other Personal Injury Actions pursuant to a decision and order of the Bankruptcy Court dated September 3, 2015. In addition, following entry of the Threshold Issues Judgment, certain plaintiffs filed an amended complaint in the MDL Proceeding on June 12, 2015.

Certain plaintiffs in the Recall-Related Actions are appealing the Threshold Issues Decision and Threshold Issues Judgment, and New GM and the GUC Trust have each filed cross-appeals with respect to the Threshold Issues Decision and Threshold Issues Judgment. On September 22, 2015, the Second Circuit entered an order granting a direct appeal of the Threshold Issues Decision and Threshold Issues Judgment to the Second Circuit. On November 2, 2015, the Second Circuit entered an order setting an expedited briefing schedule with respect to the appeal. Pursuant to the scheduling orders entered by the Second Circuit, briefing commenced on November 16, 2015 and is scheduled to conclude on February 22, 2016, and oral argument shall be heard on March 15, 2016. In addition, on December 4, 2015, the Bankruptcy Court issued a judgment regarding certain issues left unresolved by the April 15, 2015 decision including the extent to which punitive damages could be asserted against New GM based on claims involving vehicles manufactured by Old GM. Various groups of plaintiffs have appealed that decision to the MDL Court.

If the Bankruptcy Court’s Equitable Mootness Finding is not overturned on appeal, the claims of the plaintiffs in the Recall-Related Actions (even if allowed by the Bankruptcy Court) may not dilute the recoveries of holders of GUC Trust Units. However, in the event that the decision is overturned with respect to the Equitable Mootness Finding, it is possible that those plaintiffs could seek to assert claims against the GUC Trust, which claims (if allowed) could dilute the recoveries of holders of GUC Trust Units.

Other Matters

In addition, the GUC Trust has been named a defendant in two actions by individual plaintiffs with separate personal claims against Old GM. One of these claimants is seeking, in light of the recalls by New GM, to overturn the terms of a previous settlement with Old GM for personal injuries/wrongful deaths that occurred prior to the Closing Date. Although the GUC Trust and New GM have defeated a recent effort by that claimant to obtain relief in the Bankruptcy Court from her settlement, the claimant has appealed that ruling, and briefing is scheduled to be completed on March 14, 2016. Neither plaintiff has asserted a claim for specified monetary damages, but the GUC Trust intends to vigorously defend its position against such claimants.

New GM Securities Class Action

On March 21, 2014, a putative class action was initiated against New GM on behalf of all persons and entities that purchased or otherwise acquired New GM Common Stock during the period from November 17, 2010 through July 24, 2014, inclusive, and suffered damages. In November 2015, New GM reached a proposed settlement (subject to approval by the court in which the action is pending) of the class action. The proposed settlement amount is an aggregate of $300 million, plus earned interest, and, after deducting certain expenses, including attorneys’ fees and costs and taxes on the earned interest, the settlement amount will be distributed in cash (pro rata by the relative size of their claims) to all members of the settlement class who submit a valid and timely claim form. The GUC Trust intends to file a proof of claim with the court by the deadline of April 27, 2016. However, the amount of the GUC Trust’s potential recovery is not estimable at this time.

Other than the foregoing, during the quarter ended December 31, 2015, no material changes occurred with respect to any legal proceedings relating to the GUC Trust, as compared to the disclosures included in the GUC Trust’s prior filings with the Securities and Exchange Commission.

Item 1A.	Risk Factors.

No assurance may be given that claims relating to accidents or other incidents, including recalls involving General Motors vehicles manufactured or sold prior to July 10, 2009, and/or settlements previously reached with plaintiffs asserting such claims, will not adversely affect the GUC Trust, its assets or the Plan.

In its annual report on Form 10-K filed February 3, 2016, New GM disclosed that, since the beginning of 2014, New GM had recalled approximately 2.6 million vehicles to repair ignition switches or to fix ignition lock cylinders, or the Ignition Switch Recall, and had recalled an additional 33.8 million vehicles to address certain electrical and other safety concerns, including approximately 12.1 million vehicles to rework or replace ignition keys. New GM does not consider any of these 12.1 million vehicles to be a part of the Ignition Switch Recall.

Many of the vehicles affected by the foregoing recalls were manufactured or sold prior to July 10, 2009, or the Closing Date, the date on which the sale of substantially all of the assets of Old GM pursuant to the MSPA was completed.

In its annual report on Form 10-K filed February 3, 2016, New GM also disclosed that, as of January 27, 2016, 100 putative class actions have been filed against New GM in various federal and state courts seeking compensatory and other damages for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that, as of January 27, 2016, 235 actions have been filed against New GM in various federal and state courts seeking compensatory and other damages for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these 235 cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions).

Since June 2014, 262 Recall-Related Actions have been transferred to the United States District Court of the Southern District of New York, or the MDL Court, and have been consolidated into a single case, case number 14-MD-2543 (JMF), or the MDL Proceeding.

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

(iv) Given the Equitable Mootness Finding, the assets of the GUC Trust cannot be utilized to satisfy any claims that may be filed by the plaintiffs in the Ignition Switch Economic Loss Actions and Ignition Switch Personal Injury Actions after the date of entry of the Threshold Issues Judgment; and

(v) Pursuant to section 502(j) of the Bankruptcy Code, assets of the GUC Trust may be used to satisfy previously allowed or disallowed claims that are reconsidered for cause. Hence, any person who holds a previously allowed or disallowed claim may seek to have that claim reconsidered by the Bankruptcy Court, and in the event that any such claimant prevails in an application for reconsideration, the resulting additional allowed claims could dilute the recoveries of holders of GUC Trust Units.

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

Certain plaintiffs in the Recall-Related Actions are appealing the Threshold Issues Decision and Threshold Issues Judgment, and New GM and the GUC Trust have each filed cross-appeals with respect to the Threshold Issues Decision and Threshold Issues Judgment. On September 22, 2015, the Second Circuit entered an order granting a direct appeal of the Threshold Issues Decision and Threshold Issues Judgment to the Second Circuit. On November 2, 2015, the Second Circuit entered an order setting an expedited briefing schedule with respect to the appeal. Pursuant to the scheduling orders entered by the Second Circuit, briefing commenced on November 16, 2015 and is scheduled to conclude on February 22, 2016, and oral argument shall be heard on March 15, 2016. In addition, on December 4, 2015, the Bankruptcy Court issued a judgment regarding certain issues left unresolved by the April 15, 2015 decision including the extent to which punitive damages could be asserted against New GM based on claims involving vehicles manufactured by Old GM. Various groups of plaintiffs have appealed that decision to the MDL Court.

If the Bankruptcy Court’s Equitable Mootness Finding is not overturned on appeal, the claims of the plaintiffs in the Recall Related Actions (even if allowed by the Bankruptcy Court) may not dilute the recoveries of holders of GUC Trust Units. However, in the event that the decision is overturned with respect to the Equitable Mootness Finding, it is possible that those plaintiffs could seek to assert claims against the GUC Trust, which claims (if allowed) could dilute the recoveries of holders of GUC Trust Units.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Motors Liquidation Company GUC Trust, for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Net Assets in Liquidation (Liquidation Basis) as of December 31, 2015 and March 31, 2015, (ii) Condensed Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three and nine months ended December 31, 2015 and 2014, (iii) Condensed Statements of Cash Flows (Liquidation Basis) for the nine months ended December 31, 2015 and 2014 and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2016

MOTORS LIQUIDATION COMPANY GUC TRUST

By:	Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

By:	/s/ David A. Vanaskey
Name:	David A. Vanaskey
Title:	Vice President of Wilmington Trust Company

EXHIBIT INDEX

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Motors Liquidation Company GUC Trust, for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Net Assets in Liquidation (Liquidation Basis) as of December 31, 2015 and March 31, 2015, (ii) Condensed Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three and nine months ended December 31, 2015 and 2014, (iii) Condensed Statements of Cash Flows (Liquidation Basis) for the nine months ended December 31, 2015 and 2014 and (iv) Notes to Condensed Financial Statements.