Form 10-K
period 2016-03-31
Motors Liquidation Co
filed 2016-05-25
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

MOTORS LIQUIDATION COMPANY GUC TRUST

FORM 10-K TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements about the assets, financial condition and prospects of the Motors Liquidation Company GUC Trust, or the GUC Trust. Actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the resolution of the Disputed General Unsecured Claims (as defined below), the outcome of and the ultimate recovery on the Term Loan Avoidance Action (as defined below) and any related incurrence of Allowed General Unsecured Claims (as defined below), the ultimate outcome of the Motion to Enforce Litigation (as defined below), the GUC Trust’s incurrence of tax liabilities, professional fees, and other expenses in connection with administration of the GUC Trust, changes in tax and other governmental rules and regulations applicable to the GUC Trust, and other risks. Some of these risks and uncertainties are beyond the ability of the GUC Trust to control, and in many cases, risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements cannot be predicted. When used in this Form 10-K, the words “believes,” “estimates,” “plans,” “expects,” “intends,” and “anticipates” and similar expressions are intended to identify forward-looking statements.

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

The primary consideration provided by New GM to the Debtors under the MSPA was 150 million shares of common stock of New GM, or the New GM Common Stock, issued by General Motors Company, amounting to approximately 10% of the outstanding New GM Common Stock at the time of the closing of the 363 Transaction, a series of warrants to acquire 136,363,635 newly issued shares of New GM Common Stock with an exercise price set at $10.00 per share, expiring July 10, 2016, or the New GM Series A Warrants, and another series of warrants to acquire 136,363,635 newly issued shares of New GM Common Stock with an exercise price set at $18.33 per share, expiring July 10, 2019, or the New GM Series B Warrants, and, collectively, the New GM Warrants. Together, the New GM Warrants constituted approximately 15% of the New GM Common Stock on a fully-diluted basis at the time of their issuance. Collectively, the New GM Common Stock and the New GM Warrants are referred to as the New GM Securities. As described below, all of the GUC Trust’s holdings of the New GM Securities were liquidated in July and August 2015.

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

The Plan and the Formation of the GUC Trust

The Plan treats all creditors and equity interest holders in accordance with their relative priorities under the Bankruptcy Code, and designates 6 distinct classes of claims or equity interests: secured claims, priority non-tax claims, general unsecured claims, property environmental claims, asbestos personal injury claims and equity interests in MLC. The GUC Trust is primarily tasked with the resolution and satisfaction of general unsecured claims. Under the terms of the Plan, for each $1,000 in amount of allowed general unsecured claims against the Debtors, or the Allowed General Unsecured Claims, the holders of such claims are currently entitled to receive (upon delivery of any information required by the GUC Trust) approximately $293 in cash (which dollar value shifts slightly due to rounding as required by the Plan), which represents the net cash value of the New GM Securities that otherwise would have been distributed to such claimant prior to entry of the Liquidation Order (as defined below), together with associated cash in lieu of fractional shares and Dividend Cash (as defined below), as well as one GUC Trust Unit. Holders of disputed general unsecured claims against the Debtors, or the Disputed General Unsecured Claims, will receive subsequent distributions of cash and GUC Trust Units, in respect of such claims, only if and to the extent that their Disputed General Unsecured Claims are subsequently allowed, or Resolved Disputed Claims.

The Plan provides for the formation of the GUC Trust to, among other duties, administer the prosecution, resolution and satisfaction of general unsecured claims and Residual Wind-Down Claims against the Debtors. As further described below, the GUC Trust is responsible for implementing the Plan, including distributing the assets comprising the corpus of the GUC Trust and GUC Trust Units to holders of Allowed General Unsecured Claims in satisfaction of their claims, resolving (that is, seeking allowance or disallowance of all or part of such claims) Disputed General Unsecured Claims that were outstanding as of the Effective Date and distributing cash and GUC Trust Units in satisfaction of the Resolved Allowed Claims (as defined below).

Under the Plan, the Debtors were required to be dissolved no later than the Dissolution Date. Upon the dissolution of MLC, the GUC Trust assumed responsibility for the winding down of the affairs of the Debtors and resolving and satisfying the Residual Wind-Down Claims.

The GUC Trust had an initial stated term of three years from the Effective Date. The Bankruptcy Court has entered orders extending the duration of the GUC Trust to March 31, 2017. The duration of the GUC Trust may in the future be shortened or further extended upon application to and approval by the Bankruptcy Court as necessary to complete the claims resolution process and the wind-down of the Debtors’ affairs. The GUC Trust will remain under the jurisdiction of the Bankruptcy Court throughout the term of its existence.

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

The GUC Trust Agreement provides that the Administrative Fund may not be utilized to fund certain specified costs, fees and expenses, which are referred to as Reporting Costs, including those directly or indirectly relating to (i) reports to be prepared and filed by the GUC Trust pursuant to applicable rules, regulations and interpretations of the Securities and Exchange Commission (the “SEC”), (ii) the transfer, registration for transfer and certification of GUC Trust Units, (iii) the application by the Committee (as defined below) to the Internal Revenue Service for a private letter ruling regarding the tax treatment of the GUC Trust and the holders of Allowed General Unsecured Claims in respect to the distribution of New GM Securities, which is discussed in more detail below under the heading “Income Tax Liabilities for Certain Capital Gains and Dividends on New GM Common Stock,” and (iv) certain legal proceedings relating to the Term Loan Avoidance Action. In addition, the Administrative Fund cannot be used to fund any current or projected tax liabilities of the GUC Trust, other than those included in the Budget. However, the GUC Trust Agreement provides the GUC Trust Administrator with the authority to set aside from distribution and appropriate Distributable Cash (as defined below) to fund such Reporting Costs (the “Reporting and Transfer Cash”) and projected tax liabilities (other than those included in the Budget), with the approval of the Bankruptcy Court and/or the GUC Trust Monitor, in each case as described below. Prior to the sale of all New GM Securities previously held by the GUC Trust in July and August 2015 as described below, the GUC Trust Administrator was authorized to set aside from distribution and sell New GM Securities to fund such Reporting Costs and projected tax liabilities with the approval of the Bankruptcy Court and/or the GUC Trust Monitor as described below.

The GUC Trust Agreement affords the GUC Trust Administrator, with the approval of the GUC Trust Monitor, the authority to set aside from distribution Distributable Cash (previously New GM Securities were set aside) in amounts sufficient to satisfy (i) any current or projected Wind-Down Costs of the GUC Trust that exceed the amounts budgeted or were not budgeted in the Administrative Fund, including U.S. federal income taxes on dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust (“Dividend Taxes”) and on investment income earned on Distributable Cash (“Investment Income Taxes”), (ii) any current or projected Reporting Costs that exceed the then current Reporting and Transfer Cash, or (iii) any current or projected Taxes on Distribution (as defined below). This process is not related to, and is separate from, the process of recording any current and deferred income tax liabilities, as well as reserves for expected costs of liquidation in the Statement of Net Assets in Liquidation as a matter of financial reporting, which is only required for expected costs of liquidation for which there is a reasonable basis for estimation under applicable accounting standards. See “Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” and “—Income Taxes” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below. The GUC Trust Administrator reevaluates, on a quarterly basis, the amount of Distributable Cash needed to be set aside from distribution for purposes of funding projected liquidation and administrative costs (including projected Dividend Taxes and Investment Income Taxes) and potential Taxes on Distribution.

The GUC Trust Administrator may appropriate Distributable Cash (previously New GM Securities were sold) that has been set aside from distribution to fund (with the required approval of the Bankruptcy Court) the current or projected Wind-Down Costs (including Dividend Taxes and Investment Income Taxes) or Reporting Costs of the GUC Trust and (with the required approval of only the GUC Trust Monitor) current and projected Taxes on Distribution of the GUC Trust. Such appropriated Distributable Cash (previously the cash proceeds of sales of New GM Securities and the marketable securities in which such cash proceeds were invested) is referred to as Other Administrative Cash. Pursuant to the GUC Trust Agreement, any cash or marketable securities constituting Other Administrative Cash which remain at the winding up and conclusion of the GUC Trust will be distributed to the holders of GUC Trust Units.

Prior to the liquidation of all New GM Securities previously held by the GUC Trust in July and August 2015 as described below, the Bankruptcy Court, in March and December 2012, and again in January 2015, approved the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs which were in excess of the Reporting and Transfer Cash. Pursuant to such approvals and through March 31, 2015 (there were no such subsequent sales), sales of New GM Securities to fund projected Reporting Costs and Wind-Down Costs aggregated approximately $61.7 million, including Dividend Cash (as defined below) of $0.2 million. In December 2015, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $12 million to fund the projected costs and expenses of the GUC Trust for calendar year 2016. Such appropriation reduced Distributable Cash and increased Other Administrative Cash. As of March 31, 2016, approximately $13.5 million remained in Other Administrative Cash and was recorded in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation as of March 31, 2016.

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

By order dated July 2, 2015 (the “Liquidation Order”), the Bankruptcy Court approved the conversion of the GUC Trust’s holdings of New GM Securities into cash. To effect such conversion, on July 7, 2015, the GUC Trust converted all of its holdings of New GM Warrants into New GM Common Stock in a cashless exercise. In total, the GUC Trust converted (i) 10,352,556 New GM Series A Warrants (defined below) into 7,407,155 shares of New GM Common Stock, and (ii) 10,352,556 New GM Series B Warrants (defined below) into 4,953,635 shares of New GM Common Stock. Thereafter, the GUC Trust sold all of its holdings of New GM Common Stock for net proceeds aggregating $741.7 million, having completed all such sales on August 5, 2015. As a result, all distributions by the GUC Trust thereafter in respect of any Allowed General Unsecured Claims (including in respect of the GUC Trust Units) have been and will be made solely in cash. Pursuant to the Liquidation Order, the proceeds of such liquidations (net of applicable costs, fees, and expenses paid in respect thereof) were allocated to the beneficiaries of the GUC Trust on a pro rata basis in the following manner:

(a)	A GUC Trust beneficiary’s entitlement to a particular number of New GM Warrants that were exercised was converted into an entitlement to receive the number of shares of New GM Common Stock into which such New GM Warrants were exercised. Such conversions were 0.71549 shares of New GM Common Stock for each New GM Series A Warrant and 0.47849 shares of Common Stock for each New GM Series B Warrant; and

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

Following the liquidation described above, the GUC Trust has invested most of the proceeds in certain marketable securities as permitted under the GUC Trust Agreement. The amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries, including Dividend Cash, is referred to herein as Distributable Cash.

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

Pursuant to the GUC Trust Agreement and the Plan, the Residual Wind-Down Assets are to be administered in accordance with the GUC Trust Agreement and Plan and are to be used to satisfy and resolve the Residual Wind-Down Claims and to fund the Residual Wind-Down Costs and certain Avoidance Action Defense Costs. Any unused portions of the Residual Wind-Down Assets, along with any unused funds designated for Indenture Trustee/Fiscal and Paying Agent Costs, must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. If, collectively, the actual amounts of Residual Wind-Down Claims allowed, the Residual Wind-Down Costs and the Avoidance Action Defense Costs exceed the Residual Wind-Down Assets, the GUC Trust Administrator may be required to set aside from distribution and appropriate Distributable Cash to fund the shortfall. Any such appropriation of Distributable Cash would reduce the amount of Distributable Cash available for distribution to holders of GUC Trust Units.

Prior to the liquidation of all its holdings of New GM Common Stock, the GUC Trust received dividends on such New GM Common Stock aggregating $24.7 million. Such dividends are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If the portion of Distributable Cash applicable to the proceeds from the liquidation of New GM Common Stock is distributed to holders of subsequently allowed Disputed General Unsecured Claims and GUC Trust Units, then the dividends relating to such Distributable Cash will also be distributed to such holders. If, however, Distributable Cash is appropriated in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to such Distributable Cash will be applied to such costs and liabilities of the GUC Trust and (just like the appropriated Distributable Cash) will be maintained as Other Administrative Cash. Because such dividends are applied to the same purposes as the associated Distributable Cash, any references in this Form 10-K to Distributable Cash should be understood to include the dividends relating to such Distributable Cash, unless expressly indicated otherwise. The amount of cash and cash equivalents and marketable securities held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust is referred to as Dividend Cash and is included in the amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries that is referred to herein as Distributable Cash (except to the extent of dividends relating to appropriated Distributable Cash that is classified as Other Administrative Cash following such appropriation).

The GUC Trust does not and will not engage in any trade or business. As a result, the only income earned by the GUC Trust is interest income and dividends from permitted investments of cash as prescribed by the GUC Trust Agreement. The GUC Trust has no other sources of income. As of March 31, 2016, the GUC Trust had an aggregate of approximately $4.4 million in cash and cash equivalents and $661.1 million in marketable securities consisting of U.S. Treasury bills and U.S. government agency securities.

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

In addition to cash, the GUC Trust Agreement provides for the distribution of GUC Trust Units to holders of Allowed General Unsecured Claims equal to one GUC Trust Unit per $1,000 in Allowed General Unsecured Claims, subject to rounding under the GUC Trust Agreement. Each GUC Trust Unit represents the contingent right to receive, on a pro rata basis, the excess assets of the GUC Trust, including Distributable Cash, if any, available for distribution in respect of the GUC Trust Units, either through a periodic distribution as provided for under the GUC Trust Agreement, or upon the dissolution of the GUC Trust, in each case subject to the terms and conditions of the GUC Trust Agreement and the Plan, or the Excess GUC Trust Distributable Assets.

Pursuant to the GUC Trust Agreement, quarterly distributions are required to be made to (i) holders of Resolved Allowed Claims, and (ii) beneficiaries of GUC Trust Units (including persons listed in (i)), subject to the following limitation. The GUC Trust will make quarterly distributions in respect of the GUC Trust Units only if and to the extent that (a) certain previously Disputed General Unsecured Claims asserted against the Debtors are either disallowed or are otherwise resolved favorably to the Debtors’ estates (thereby reducing the amount of GUC Trust distributable assets which would be required to satisfy in full all the then-remaining Disputed General Unsecured Claims), (b) as a result of a litigated or consensual resolution, the amount of potential Term Loan Avoidance Action Claims is reduced (thereby reducing the amount of GUC Trust distributable assets which would be required to satisfy in full all the then-remaining Term Loan Avoidance Action Claims), or (c) the amount of Distributable Cash set aside for purposes of funding potential Wind-Down Costs, Reporting Costs and/or Taxes on Distribution is reduced from prior levels, and in each case the resulting amount of Excess GUC Trust Distributable Assets as of the end of the relevant quarter exceeds thresholds set forth in the GUC Trust Agreement, or the Minimum Threshold. Prior to the liquidation of all New GM Securities previously held by the GUC Trust described above, the Minimum Threshold was equal to: (i) with respect to New GM Common Stock, 1,000,000 shares of New GM Common Stock, (ii) with respect to the New GM Series A Warrants, warrants to acquire 909,091 shares of New GM Common Stock (subject to customary adjustment), (iii) with respect to the New GM Series B Warrants, warrants to acquire 909,091 shares of New GM Common Stock (subject to customary adjustment), and (iv) with respect to cash, $5 million. Following such liquidation of New GM Securities, the Minimum Threshold is equal to: (i) with respect to Distributable Cash, approximately $67.0 million, (ii) with respect to any additional shares of New GM Common Stock received, an amount of New GM Common Stock to be determined by the Bankruptcy Court upon the petition of the GUC Trust Administrator following the receipt of such additional shares, and (iii) with respect to any other Distributable Assets, an amount determined by the GUC Trust Administrator and approved by the GUC Trust Monitor. Notwithstanding the foregoing, holders of Resolved Allowed Claims receiving quarterly distributions will additionally receive distributions in respect of their GUC Trust Units that such recipients would have previously received had they been holders of Initial Allowed General Unsecured Claims (as defined below).

Holders of Allowed General Unsecured Claims who do not satisfy certain informational requirements by a date, or dates, established by the GUC Trust Administrator in connection with a quarterly distribution may not receive cash pursuant to such distribution; provided, however, that each such holder will be entitled to participate in the first quarterly distribution following its satisfaction of such informational requirements. In addition, if a holder of an Allowed General Unsecured Claim fails to satisfy such informational requirements prior to dissolution of the GUC Trust, such holder may risk forfeiting the distribution to which it would otherwise be entitled, and any such assets would be distributed to the beneficiaries of GUC Trust Units.

On or about the Effective Date, there were approximately $29,771 million in Allowed General Unsecured Claims, or the Initial Allowed General Unsecured Claims. As of March 31, 2016, there were approximately $31,854 million in Allowed General Unsecured Claims. See the table on page 34 for a summary of the Allowed General Unsecured Claims, Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.

Since the Effective Date, the GUC Trust has made certain quarterly distributions. These quarterly distributions have been made (i) to holders of Resolved Allowed Claims arising during the GUC Trust’s preceding fiscal quarter, if any, (ii) to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements, if any, and (iii) to beneficiaries of GUC Trust Units for fiscal quarters in which the amount of GUC Trust Distributable Assets as of the end of the relevant quarter exceeded the Minimum Threshold. Distributions in the fiscal years ended March 31, 2016 and 2015 are described below.

During the years ended March 31, 2016 and 2015, the GUC Trust made distributions to holders of GUC Trust Units (in respect of the quarters ended September 30, 2015 and 2014) resulting primarily from the release of distributable assets of the GUC Trust that were previously set aside in respect of potential Taxes on Distribution. In addition, during the year ended March 31, 2016, distributions were made to holders of Allowed General Unsecured Claims arising in the quarter ended December 31, 2015 and to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements. During the year ended March 31, 2015, distributions were also made to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements.

In respect of Allowed General Unsecured Claims aggregating $31,854 million at March 31, 2016, the GUC Trust had previously distributed in the aggregate 137,298,736 shares of New GM Common Stock, 124,817,263 New GM Series A Warrants and 124,817,263 New GM Series B Warrants and $133.4 million of Distributable Cash. In addition, the GUC Trust was obligated to distribute as of March 31, 2016, $6.2 million of Distributable Cash. Such amount includes $4.3 million of Distributable Cash that was distributable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets as of March 31, 2016. See the table on page 35 for a summary of the GUC Trust’s distributable assets.

As discussed above, in addition to Distributable Cash, the GUC Trust Agreement also provides for the distribution of beneficial interests in units, or GUC Trust Units, to holders of Allowed General Unsecured Claims in an amount equal to one GUC Trust Unit per $1,000 in Allowed General Unsecured Claims, subject to rounding under the GUC Trust Agreement. Each GUC Trust Unit represents the contingent right to receive, on a pro rata basis, a share of the Excess GUC Trust Distributable Assets. Pursuant to a No Action Letter received from the SEC on May 23, 2012 (the “No Action Letter”), the GUC Trust Units are currently issued in book-entry form only, represented by one or more global certificates registered in the name of the Depository Trust Company (which is referred to in this Form 10-K as DTC), as depositary, or Cede & Co., its nominee. See “Description of the GUC Trust Units” below for a more detailed discussion of the GUC Trust Units. As such, the GUC Trust Units are transferable in accordance with the procedures of DTC and its direct and indirect participants. The GUC Trust has issued additional GUC Trust Units, in transferable form, in connection with each of the quarterly distributions that occurred in respect of the fiscal quarter ended June 30, 2012 and thereafter. As of March 31, 2016, the total number of GUC Trust Units outstanding or issuable was 31,853,758.

The Plan prohibits the distribution of fractional New GM Securities in respect of Allowed General Unsecured Claims and GUC Trust Units. Prior to the liquidation of all New GM Securities described above, cash distributions were made in lieu of fractional New GM Securities to beneficiaries of GUC Trust Units, subject to certain minimum cash distribution thresholds. In addition, the GUC Trust was permitted to distribute cash in lieu of New GM Securities to any governmental entity to the extent such governmental entity requested a sale of such New GM Securities and demonstrated to the satisfaction of the GUC Trust Administrator that such governmental entity was precluded by applicable law from receiving distributions of New GM Securities. Since the Effective Date, the GUC Trust has sold an aggregate of 29,047 shares of New GM Common Stock and 26,673 of each series of New GM Warrants, realizing net proceeds of approximately $1.7 million in respect of the foregoing. The proceeds from these sales were distributed to qualifying governmental entities or beneficiaries of GUC Trust Units, as applicable.

•	Resolution of Disputed General Unsecured Claims

There were approximately $8,154 million in Disputed General Unsecured Claims as of the Effective Date. This amount reflects liquidated disputed claims and a Bankruptcy Court ordered reserve for unliquidated disputed claims, but does not include potential Term Loan Avoidance Action Claims. As of March 31, 2016, there were approximately $70.0 million in Disputed General Unsecured Claims, which reflects a decrease of approximately $8,084 million as compared to the amount of Disputed General Unsecured Claims existing on or around the Effective Date. See the table on page 34 for a summary of the status of the claims resolution process as of March 31, 2016.

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

In an attempt to ensure that there is sufficient Distributable Cash available to provide distributions to all holders of Resolved Allowed Claims as if such holders were holders of Initial Allowed General Unsecured Claims, the GUC Trust Agreement authorizes and directs the GUC Trust Administrator to withhold from distribution the amount of Distributable Cash that would be sufficient to satisfy all Disputed General Unsecured Claims and Term Loan Avoidance Action Claims in the event that such claims were allowed in full. To the extent that all or a portion of a Disputed General Unsecured Claim is disallowed by order of the Bankruptcy Court, by order of the tribunal presiding over the ADR Proceeding, if applicable, or by settlement with the GUC Trust, such portion of the Disputed General Unsecured Claim that is disallowed will not be entitled to a distribution of Distributable Cash or beneficial interests in GUC Trust Units from the GUC Trust (subject to any appeal rights of the claimant). The portion of such Distributable Cash reserved for the satisfaction of the disallowed claim will instead become Excess GUC Trust Distributable Assets available for distribution to beneficiaries of GUC Trust Units. To the extent that a Disputed General Unsecured Claim is fully and finally resolved (after any exercise of the GUC Trust’s rights of appeal), and such resolution results in all or a portion of the original Disputed General Unsecured Claim being allowed by the Bankruptcy Court, by order of the tribunal presiding over the ADR Proceeding, if applicable, or by settlement with the GUC Trust, such allowed portion of the Disputed General Unsecured Claim will be considered an Allowed General Unsecured Claim and the holder will be entitled to the distribution of Distributable Cash and beneficial interests in GUC Trust Units from the GUC Trust corresponding to what the holder would have received had the claim been allowed as of the Effective Date.

Prior to the liquidation of all New GM Securities described above, in certain circumstances, holders of Resolved Allowed Claims and GUC Trust Units received from the GUC Trust cash in lieu of or in addition to New GM Securities. This occurred when cash dividends were received by the GUC Trust on the New GM Common Stock previously held by the GUC Trust, in which case the holders of subsequently Resolved Allowed Claims and GUC Trust Units received the cash dividends that had been paid in respect of the shares of New GM Common Stock they received. Prior to the liquidation of all its holdings of New GM Common Stock, the GUC Trust received dividends on such New GM Common Stock aggregating $24.7 million. See “Net Assets in Liquidation” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below. Also, the GUC Trust distributed cash in lieu of New GM Securities to any governmental entity to the extent such governmental entity requested a sale of such New GM Securities and demonstrated to the satisfaction of the GUC Trust Administrator that such governmental entity was precluded by applicable law from receiving distributions of New GM Securities. Finally, the GUC Trust distributed cash in lieu of fractional New GM Securities in any distribution of Excess GUC Trust Distributable Assets, subject to any distribution rules or rounding under the Plan, the GUC Trust Agreement and/or the rules of any applicable clearing system. For each $1,000 in amount of Allowed General Unsecured Claims (including Resolved Allowed Claims), each holder of such claim is currently entitled to receive (upon delivery of any information required by the GUC Trust) approximately $293 in cash (which dollar value shifts slightly due to rounding as required by the Plan), which represents the net cash value of the New GM Securities that otherwise would have been distributed to such claimant prior to entry of the Liquidation Order, together with associated cash in lieu of fractional shares and Dividend Cash, as well as one GUC Trust Unit, subject in each case to rounding under the Plan, the GUC Trust Agreement and/or the rules of any applicable clearing system and exclusive of any securities received, or to be received, in respect of GUC Trust Units.

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

Under the Plan, the Debtors were directed to transfer to the GUC Trust assets in an amount sufficient, based upon the Debtors’ reasonable estimate, to satisfy the ultimate allowed amount of the Residual Wind-Down Claims, or the Residual Wind-Down Assets, including the costs, fees and expenses related to satisfying and resolving the Residual Wind-Down Claims, or the Residual Wind-Down Costs. On the Dissolution Date, MLC transferred approximately $42.8 million in Residual Wind-Down Assets to the GUC Trust (which amount consisted of approximately $40.0 million in cash (including approximately $1.4 million for the payment of Avoidance Action Defense Costs) and the transferred benefit of approximately $2.8 million in prepaid expenses. Based on the Debtors’ estimate of the amount necessary to satisfy the ultimate allowed amount of the Residual Wind-Down Claims, the GUC Trust Administrator established a reserve for Residual Wind-Down Claims of approximately $33.8 million relating to approximately $246.2 million in Residual Wind-Down Claims (which amount was increased to $258.5 million by additional Residual Wind-Down Claims arising subsequent thereto). In addition, the GUC Trust increased its reserve for liquidation costs by approximately $9.0 million for Residual Wind-Down Costs associated with these obligations and Avoidance Action Defense Costs. Since the Dissolution Date, the GUC Trust has resolved approximately $258.0 million in disputed Residual Wind-Down Claims, allowing $15.5 million, while disallowing $242.5 million.

As of March 31, 2016, the remaining Residual Wind-Down Claims totaled approximately $0.5 million, subject to increase for new Residual Wind-Down Claims that are expected to arise with respect to Avoidance Action Defense Costs, as described below. The reserve for Residual Wind-Down Claims and the remaining Residual Wind-Down Assets totaled $18.7 million and $22.0 million, respectively, as of that date. The GUC Trust Administrator has objected to, or intends to object to, substantially all of the remaining Residual Wind-Down Claims (excluding Avoidance Action Defense Costs) that are not consensually resolved. With respect to Avoidance Action Defense Costs, the GUC Trust intends to object to such costs in the event that they are, in the view of the GUC Trust Administrator, unreasonable. The Residual Wind-Down Assets aggregating $22.0 million as of March 31, 2016 are recorded in the form of cash and cash equivalents and marketable securities in the accompanying Statement of Net Assets in Liquidation at March 31, 2016. A corresponding amount, in the aggregate, is recorded in the reserve for Residual Wind-Down Claims, reserves for expected costs of liquidation and accounts payable and accrued liabilities in the Statement of Net Assets in Liquidation at March 31, 2016.

The amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $10.6 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. As described in Item 3, “Legal Proceedings,” litigation with respect to the Term Loan Avoidance Action is ongoing, and it is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise, to be paid from the other remaining Residual Wind-Down Assets and, following any depletion of such assets, the Administrative Fund (to the extent of any excess amounts remaining in the Administrative Fund from the funds separately designated for the satisfaction of certain costs and liabilities of the GUC Trust), Other Administrative Cash or the appropriation of Distributable Cash.

Should the ultimate allowed amount of Residual Wind-Down Claims and the Residual Wind-Down Costs be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. If the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims and/or the Residual Wind-Down Costs, such deficiency will be satisfied by any remaining Other Administrative Cash designated by the GUC Trust Administrator for such purposes. If there is no remaining Other Administrative Cash designated for such purposes, the GUC Trust Administrator is authorized, with GUC Trust Monitor approval, to reserve and, with Bankruptcy Court approval, to appropriate Distributable Cash to cover the shortfall. To the extent that Distributable Cash is appropriated to obtain funding to complete the wind-down of the Debtors or satisfy Residual Wind-Down Claims, such Distributable Cash will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Costs could reduce the assets of the GUC Trust available for distribution. After the GUC Trust has concluded its affairs, any remaining appropriated Distributable Cash will be distributed to the beneficiaries of the GUC Trust Units.

•	Administrative Structure and Responsibilities of the GUC Trust

The GUC Trust has no officers, directors or employees. The GUC Trust is administered by the GUC Trust Administrator, which is authorized by the GUC Trust Agreement to engage Trust Professionals to assist the GUC Trust Administrator in the administration of the GUC Trust. The GUC Trust Administrator is authorized by the GUC Trust Agreement to retain, pay, oversee, direct the services of, and (subject to GUC Trust Monitor approval) terminate Trust Professionals, to assist in the administration of the GUC Trust, particularly in connection with the claims resolution process, the preparation of financial statements, and the GUC Trust’s record keeping and reporting functions. The GUC Trust and GUC Trust Administrator rely solely on receiving accurate information, reports and other representations from (i) the Trust Professionals, (ii) the GUC Trust Monitor, and (iii) other service providers to the GUC Trust. In filing this Form 10-K and executing any related documentation on behalf of the GUC Trust, the GUC Trust Administrator has relied upon the accuracy of such reports, information and representations. Notwithstanding such reliance, the GUC Trust Administrator is ultimately responsible for the disclosure provided in this Form 10-K. In addition to issuing GUC Trust Units and making distributions of Distributable Cash to holders of Allowed General Unsecured Claims, the GUC Trust is also responsible for the administrative tasks that are incidental to the resolution and, to the extent they are allowed, satisfaction of Disputed General Unsecured Claims remaining against the Debtors as of the Effective Date.

The GUC Trust Monitor was appointed for the purpose of overseeing the activities of the GUC Trust Administrator. Pursuant to the GUC Trust Agreement, the GUC Trust Administrator is required to obtain the approval of the GUC Trust Monitor for a variety of actions, including but not limited to: preparation of budgets; reserving Distributable Cash for the purposes of satisfying fees, costs and expenses of the GUC Trust (including Taxes on Distribution, Dividend Taxes and Investment Income Taxes (as defined below)); the appropriation of Distributable Cash to satisfy Taxes on Distribution; the incurrence of any costs or expense in excess of 10% of any line item in the Budget measured on a yearly basis (except to the extent such cost or expense is approved by the Bankruptcy Court); settling Disputed General Unsecured Claims in excess of $10.0 million; the retention or termination of Trust Professionals; and amendments to the GUC Trust Agreement.

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

As of March 31, 2016, approximately $8.2 million remained in the Administrative Fund and is recorded in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation. Such remaining amount has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust (a substantial majority of which will likely not be incurred and, therefore, will likely be returned to the DIP Lenders), and such amount may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs. Cash or investments from the Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. If the GUC Trust Administrator determines that (i) the Administrative Fund is not sufficient to satisfy the current or projected Wind-Down Costs (including Dividend Taxes and Investment Income Taxes), (ii) the Reporting and Transfer Cash is not sufficient to satisfy the current or projected Reporting Costs, or (iii) the GUC Trust is required to fund Taxes on Distribution, the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to reserve Distributable Cash for these purposes. The GUC Trust Administrator may then appropriate Distributable Cash to fund these costs and expenses, with the required approval of the Bankruptcy Court (other than with respect to appropriation of Distributable Cash for the purposes of funding Taxes on Distribution, pursuant to which only GUC Trust Monitor approval is required), and the appropriation of such Distributable Cash will constitute part of the Other Administrative Cash.

Distributable Cash that is reserved or sold in the manner described above will not be available for distribution to the beneficiaries of GUC Trust Units. As such, increased Wind-Down Costs (including Dividend Taxes and Investment Income Taxes), Reporting Costs and/or Taxes on Distribution could reduce the GUC Trust’s otherwise distributable assets. To the extent that any reserved Distributable Cash or Other Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining funds will be distributed by the GUC Trust to the holders of the GUC Trust Units.

Other than for the matters described above and matters that are incidental to them, the GUC Trust does not and will not engage in any business activities. In particular, the GUC Trust does not and will not engage in any trade or business.

Income Tax Liabilities for Certain Capital Gains and Dividends on New GM Common Stock

The GUC Trust generates gross income in the form of interest and dividend income (including dividends received on its previous holdings of New GM Common Stock) and recognizes gains and/or losses upon its disposition of previously held shares of New GM Common Stock and New GM Warrants, which are reduced by administrative expenses and accumulated net operating and capital losses, to compute modified gross income. As the GUC Trust is taxable for Federal income tax purposes, a current income tax liability or asset, if any, is recognized for estimated taxes payable or receivable for the year. Deferred tax liabilities and assets are recognized for the estimated future tax effects of temporary differences between financial reporting and tax accounting. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary. See “Critical Accounting Policies and Estimates—Income Taxes” and “Statement of Changes in Net Assets in Liquidation” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

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

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2015, 2014 and 2013 with the Internal Revenue Service using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code, and the statutory notification period set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2015 and prior years has expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2015 and prior years are no longer subject to examination by the Internal Revenue Service. However, remaining capital loss carryovers that were generated in those years, combined with net capital gains generated in the year ended March 31, 2016, from the new tax position, which aggregate $182.4 million, along with net operating loss carryovers generated through March 31, 2016 aggregating $101.5 million, could be subject to examination by the Internal Revenue Service in subsequent years when those losses, if any, are utilized.

The GUC Trust Administrator reevaluates, on a quarterly basis, the amount of Distributable Cash needed to be set aside from distribution to fund potential income tax liabilities on realized gains from the disposition of New GM Securities, which are referred to as Taxes on Distribution. The current methodology for calculating such set aside estimates potential Taxes on Distribution by applying the applicable U.S. federal income tax rate to realized capital gains that are still subject to examination by the Internal Revenue Service, less current period tax deductible expenses and future tax deductible expenses. Such realized capital gains are computed using a tax basis for the New GM Securities based on the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011 and the tax basis of the New GM Common Stock received for the exercise of the New GM Warrants pursuant to the Liquidation Order.

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

For additional information, see “Net Assets in Liquidation—Distributable Cash Set Aside from Distribution” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

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

If Wilmington Trust Company, not in its individual capacity but solely in its capacity as the trustee and trust administrator of the Avoidance Action Trust, which is referred to as the Avoidance Action Trust Administrator, is successful in its prosecution of the Term Loan Avoidance Action, any amounts recovered by the Avoidance Action Trust will, pursuant to the Plan, give rise to Allowed General Unsecured Claims on behalf of the prepetition lenders from which such amounts were recovered (as beneficiaries of the GUC Trust) (which we also refer to as Term Loan Avoidance Action Claims, and together with Resolved Disputed Claims, the “Resolved Allowed Claims”). (As used in this Form 10-K, the amounts of Disputed General Unsecured Claims do not include any potential Term Loan Avoidance Action Claims.) During the year ended March 31, 2016, the Avoidance Action Trust reached settlements with certain defendants to the Term Loan Avoidance Action resulting in recoveries to the Avoidance Action Trust of approximately $55,000. As a result, corresponding Term Loan Avoidance Action Claims arose and were allowed by the GUC Trust pursuant to the Plan. Unless and until further Term Loan Avoidance Action Claims arise, the potential holders of such claims will not be entitled to receive a distribution from the GUC Trust. However, if and to the extent that such Term Loan Avoidance Action Claims do arise, the holders of such claims will be entitled to receive a distribution from the GUC Trust. As noted above, pursuant to the Plan, no funds reclaimed from the prepetition lenders will be transferred to the GUC Trust or be distributed to holders of GUC Trust Units in respect of such GUC Trust Units. Accordingly, in the event of the successful prosecution of the Term Loan Avoidance Action by the Avoidance Action Trust, a holder of a GUC Trust Unit that does not hold a corresponding Allowed General Unsecured Claim (because such holder received the GUC Trust Unit as a subsequent transferee and not in a direct distribution from the GUC Trust in satisfaction of an Allowed General Unsecured Claim) will potentially have its recovery diluted through the incurrence of Term Loan Avoidance Action Claims by the GUC Trust, without receiving the benefit of any cash recovered pursuant to the Term Loan Avoidance Action. Moreover, because the ownership of the beneficial interests in the Avoidance Action Trust is currently under dispute, even a holder of a GUC Trust Unit that also holds a corresponding Allowed General Unsecured Claim may not benefit from any funds recovered under the Term Loan Avoidance Action.

Pursuant to the Plan, the GUC Trust is obligated to satisfy reasonable Avoidance Action Defense Costs, subject to the right of the GUC Trust to seek disgorgement in accordance with the terms of the Plan. As described under the heading “—Residual Wind-Down Claims” above, the amount of Avoidance Action Defense Costs incurred to date exceeds the amount of Residual Wind-Down Assets received from MLC which was designated for this purpose by approximately $10.6 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. As described in Item 3, “Legal Proceedings,” litigation with respect to the Term Loan Avoidance Action is ongoing, and it is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise, to be paid from the other remaining Residual Wind-Down Assets and, following the depletion of such assets, the Administrative Fund (to the extent of any excess amounts remaining in the Administrative Fund from the funds separately designated for the satisfaction of certain costs and liabilities of the GUC Trust), Other Administrative Cash or the appropriation of Distributable Cash.

For additional information about the Term Loan Avoidance Action, see “Term Loan Avoidance Action” in Item 3 (“Legal Proceedings”) below.

Dissolution of the GUC Trust

The GUC Trust had an initial stated term of three years from the Effective Date (ended on March 31, 2014). The Bankruptcy Court has entered orders extending the duration of the GUC Trust to March 31, 2017. The GUC Trust Administrator can apply to the Bankruptcy Court for a shorter or longer term in order to resolve all Disputed General Unsecured Claims and Term Loan Avoidance Action Claims or to complete the resolution of the Residual Wind-Down Claims and the distribution of any remaining assets of the Debtors. It is currently anticipated that the GUC Trust will be required to seek approval to extend its term, because, although it is uncertain at this time, it is anticipated that the distribution of assets and wind-down will not be completed prior to March 31, 2017.

If, as of the final distribution date, any GUC Trust Units remain undistributed, such GUC Trust Units will be deemed cancelled and will cease to be outstanding. If, as of the final distribution date, any Distributable Cash (including Dividend Cash) remains undistributed, any such assets will be distributed pro rata to the beneficiaries of the GUC Trust Units then outstanding on the final distribution date to the extent permitted by law, and to the extent not so permitted, will otherwise be disposed of in accordance with applicable law.

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

Description of the GUC Trust Units

The following summary of the GUC Trust Units is not intended to be complete and is subject to, and qualified in its entirety by reference to, the GUC Trust Agreement, as amended, and the Delaware Act. You should read the GUC Trust Agreement, as amended and restated, which is filed as an exhibit to this annual report on Form 10-K, for additional information.

The GUC Trust Agreement provides for the distribution of GUC Trust Units for the benefit of creditors holding Allowed General Unsecured Claims, in an amount equal to one GUC Trust Unit per $1,000 in Allowed General Unsecured Claims, subject to rounding under the GUC Trust Agreement. Each GUC Trust Unit represents the contingent right to receive, on a pro rata basis, a share of the Excess GUC Trust Distributable Assets. If a Disputed General Unsecured Claim or a potential Term Loan Avoidance Action Claim becomes an Allowed General Unsecured Claim, the holder of that claim will receive Distributable Cash (including Dividend Cash) and the GUC Trust Units corresponding to what the holder would have received had the claim been allowed as of the Effective Date. To the extent all or portion of a Disputed General Unsecured Claim is ultimately disallowed (or it becomes clear that the Term Loan Avoidance Claims, or a portion thereof, shall not become Allowed General Unsecured Claims), Distributable Cash reserved for that claim or such disallowed portion of that claim will become excess assets of the GUC Trust available for distribution to beneficiaries of GUC Trust Units.

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

In order to receive a distribution from the GUC Trust of Distributable Cash (previously New GM Securities) or GUC Trust Units, holders of Allowed General Unsecured Claims (other than previous holders of Note Claims and Eurobond Claims, each as defined in the GUC Trust Agreement) must designate a direct or indirect participant in DTC with whom such holder has an account and take such other ministerial actions as the GUC Trust Administrator will from time to time reasonably require by written communication to the holders of such Allowed General Unsecured Claims. With respect to previous holders of Note Claims and Eurobond Claims, the GUC Trust has issued New GM Securities and GUC Trust Units to such holders in accordance with the procedures of DTC and its participants.

        If and so long as a holder of an Allowed General Unsecured Claim (other than the previous holders of Note Claims and Eurobond Claims) does not designate a direct or indirect participant in DTC and take the required actions described above, the GUC Trust Administrator will hold Distributable Cash and GUC Trust Units such holder is otherwise entitled to receive, together with any Excess GUC Trust Distributable Assets distributed in respect of the GUC Trust Units, until such time as such holder complies with the requirements. At any time following the date on which a holder of an Allowed General Unsecured Claim complies in full with the requirements, but in any event, as soon as practicable following the beginning of the calendar quarter next following such date, the GUC Trust Administrator will distribute to such holder Distributable Cash and GUC Trust Units and any distributions thereon to which such holder is entitled. However, if a holder has not complied with the requirements prior to the final distribution date, then (i) such holder will be deemed to have forfeited any entitlement to such distributions, which will become Excess GUC Trust Distributable Assets of the GUC Trust, (ii) the GUC Trust Units otherwise distributable to such holder will be deemed cancelled and not outstanding, and (iii) Distributable Cash otherwise distributable to such holder will be distributed as Excess GUC Trust Distributable Assets pro rata to all beneficiaries of GUC Trust Units then outstanding on the final distribution date.

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

Beneficiaries of GUC Trust Units do not have the right to vote or participate in the administration of the GUC Trust. They have no right to appoint or remove the GUC Trust Monitor or the GUC Trust Administrator, although, in certain circumstances, they may petition the Bankruptcy Court for these purposes. Beneficiaries of a majority of GUC Trust Units may at any time petition the Bankruptcy Court for the removal of the GUC Trust Administrator or for the removal of the GUC Trust Monitor, but only for good cause shown. In determining whether the beneficiaries of a majority of the GUC Trust Units have concurred in any such petition, GUC Trust Units held by the GUC Trust Administrator or the GUC Trust Monitor or any of their respective affiliates will be disregarded.

•	Potential Effects on the Rights of Beneficiaries of GUC Trust Units

If the GUC Trust Administrator determines that (i) the Administrative Fund is not sufficient to satisfy the current or projected Wind-Down Costs (including Dividend Taxes and Investment Income Taxes), (ii) the Reporting and Transfer Cash is not sufficient to satisfy the current or projected Reporting Costs, or (iii) that the GUC Trust is projected to fund current or potential Taxes on Distribution, the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to reserve Distributable Cash for these purposes. The GUC Trust Administrator may then appropriate such reserved Distributable Cash to fund these costs and expenses, with the required approval of the Bankruptcy Court (other than with respect to the appropriation of Distributable Cash for the purposes of funding Taxes on Distribution, pursuant to which only GUC Trust Monitor approval is required), and the appropriated Distributable Cash will constitute part of the Other Administrative Cash. Distributable Cash that is reserved in this manner will not be available for distribution to the beneficiaries of GUC Trust Units. Therefore, any additional costs or Taxes on Distribution will reduce the assets available for distribution to beneficiaries of GUC Trust Units. After the GUC Trust has concluded its affairs, any remaining reserved or appropriated Distributable Cash will be distributed to the beneficiaries of the GUC Trust Units.

In addition, if the GUC Trust Administrator determines that the Residual Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims and/or the Residual Wind-Down Costs (and there is no remaining Administrative Fund (to the extent of any excess amounts remaining in the Administrative Fund from the funds separately designated for the satisfaction of certain costs and liabilities of the GUC Trust) or no remaining Other Administrative Cash designated to satisfy such claims or expenses), the GUC Trust Administrator is authorized to, with GUC Trust Monitor approval, reserve and, with Bankruptcy Court approval, appropriate Distributable Cash to cover the shortfall. Such appropriated Distributable Cash will be added to the Other Administrative Cash, which will be used for the payment of the Residual Wind-Down Claims and Residual Wind-Down Costs. To the extent that Distributable Cash is set aside to obtain funding to complete the wind-down of the Debtors or satisfy Residual Wind-Down Claims, such Distributable Cash will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Costs could reduce the assets of the GUC Trust available for distribution to beneficiaries of GUC Trust Units. After the GUC Trust has concluded its affairs, any remaining reserved or appropriated Distributable Cash will be distributed to the beneficiaries of the GUC Trust Units.

•	Liquidation Distribution upon Dissolution

The GUC Trust had an initial stated term of three years from the Effective Date, which has been extended by the Bankruptcy Court to March 31, 2017. The duration of the GUC Trust may be again extended upon application to and approval of the Bankruptcy Court as necessary to complete the claims resolution process and the wind-down of the Debtors. The GUC Trust will remain under the jurisdiction of the Bankruptcy Court throughout the term of its existence.

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

“Dividend Cash” means the amount of cash and cash equivalents and marketable securities held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust.

“Dividend Taxes” means federal income taxes incurred in respect of dividends received by the GUC Trust on New GM Common Stock then previously held by the GUC Trust.

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

“Excess GUC Trust Distributable Assets” means Distributable Cash, including Dividend Cash (only if and to the extent such Distributable Cash (a) is not required for the satisfaction of new Allowed General Unsecured Claims and (b) has not been set aside from distribution to fund projected liquidation and administrative costs, Dividend Taxes, Investment Income Taxes or Taxes on Distribution of the GUC Trust) and (ii) Other Administrative Cash available, if any, for distribution to the holders of GUC Trust Units.

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

“Minimum Threshold” means the threshold amount of Excess GUC Trust Distributable Assets that must be exceeded for the GUC Trust to make a distribution in respect of the GUC Trust Units. Prior to the liquidation of all New GM Securities previously held by the GUC Trust described above, the Minimum Threshold was equal to: (i) with respect to New GM Common Stock, 1,000,000 shares of New GM Common Stock, (ii) with respect to the New GM Series A Warrants, warrants to acquire 909,091 shares of New GM Common Stock (subject to customary adjustment), (iii) with respect to the New GM Series B Warrants, warrants to acquire 909,091 shares of New GM Common Stock (subject to customary adjustment), and (iv) with respect to cash, $5 million. Following such liquidation of New GM Securities, the Minimum Threshold is equal to: (i) with respect to Distributable Cash, approximately $67.0 million, (ii) with respect to any additional shares of New GM Common Stock received, an amount of New GM Common Stock to be determined by the Bankruptcy Court upon the petition of the GUC Trust Administrator following the receipt of such additional shares, and (iii) with respect to any other Distributable Assets, an amount determined by the GUC Trust Administrator and approved by the GUC Trust Monitor.

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

“New GM Common Stock” means the common stock of General Motors Company, including with respect to New GM Common Stock that had been set aside from distribution, reserved or sold, and any Dividend Cash related to such New GM Common Stock.

“New GM Securities” means the New GM Common Stock and the New GM Warrants (including with respect to New GM Common Stock and New GM Warrants that had been set aside from distribution, reserved or sold, and any Dividend Cash related to such New GM Common Stock).

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

“NYSE” means the New York Stock Exchange.

“Old GM” means MLC, formerly known as General Motors Corporation.

“Other Administrative Cash” means the cash proceeds from the sale of New GM Securities or appropriated Distributable Cash that had been set aside from distribution to fund the current or projected liquidation and other administrative costs or income tax liabilities of the GUC Trust, plus any Dividend Cash related to New GM Common Stock so sold or Distributable Cash so appropriated.

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

The amount of Distributable Cash that is ultimately distributed to each GUC Trust Unit beneficiary will depend on (i) the amount of Disputed General Unsecured Claims that are disallowed, which is determined pursuant to the resolution process for Disputed General Unsecured Claims that is detailed in the GUC Trust Agreement and (ii) the amount of Term Loan Avoidance Action Claims that arise. It is not possible to predict the number or amount of Disputed General Unsecured Claims that will ultimately be allowed, or the number or amount of Term Loan Avoidance Action Claims that will arise. Thus, the aggregate amount of Distributable Cash that is ultimately available for distribution in respect of the GUC Trust Units is not presently determinable. For additional information about the Term Loan Avoidance Action, see “Term Loan Avoidance Action” in Item 3 (“Legal Proceedings”) below.

The remaining liquidation period of the GUC Trust is uncertain, because the GUC Trust is required by the GUC Trust Agreement to continue its existence until the date on which all distributable assets of the GUC Trust have been distributed and the liquidation and wind-down of MLC and its debtor subsidiaries has been completed. If the remaining liquidation period exceeds current estimates, Wind-Down and Reporting and Transfer Costs are likely to exceed amounts accrued at March 31, 2016.

The remaining liquidation period of the GUC Trust is uncertain. The GUC Trust had an initial stated term of three years from the Effective Date (ended on March 31, 2014). The Bankruptcy Court has entered orders extending the duration of the GUC Trust to March 31, 2017. The GUC Trust is required by the GUC Trust Agreement to continue its existence until the date on which all distributable assets of the GUC Trust have been distributed and the liquidation and wind-down of MLC and its debtor subsidiaries has been completed. The term of the GUC Trust may be again extended upon application to and approval of the Bankruptcy Court as necessary to complete the claims resolution process and the wind-down of MLC. The GUC Trust will remain under the jurisdiction of the Bankruptcy Court throughout the term of its existence. It is currently anticipated that the GUC Trust will be required to again seek approval to extend its term, because, although it is uncertain at this time, it is anticipated that the distribution of assets and wind-down will not be completed prior to March 31, 2017. As of March 31, 2016, for purposes of recording reserves for Expected Costs of Liquidation, the GUC Trust has estimated that the remaining liquidation period will extend through October 2017. If the GUC Trust is required to seek another extension of the term and such request is approved by the Bankruptcy Court, and if the remaining liquidation period extends beyond October 2017, additional Wind-Down Costs and Reporting and Transfer Costs are likely to be incurred in continuing the operations of the GUC Trust beyond those accrued at March 31, 2016.

The GUC Trust may be required to set aside Distributable Cash to fund Wind-Down Costs (including Dividend Taxes and Investment Income Taxes) of the GUC Trust if the Administrative Fund is insufficient, or to fund Reporting Costs if the Reporting and Transfer Cash is insufficient, or in the event that the GUC Trust is required to fund Taxes on Distribution, which would reduce the amount of Distributable Cash available for distribution to GUC Trust Unit beneficiaries.

In the event that the Administrative Fund is insufficient to satisfy the Wind-Down Costs of the GUC Trust (including Dividend Taxes and Investment Income Taxes), or that the Reporting and Transfer Cash is insufficient to satisfy the Reporting Costs of the GUC Trust, or that the GUC Trust is projected to fund current or potential Taxes on Distribution, then under the GUC Trust Agreement, the GUC Trust Administrator is authorized, with the approval of the GUC Trust Monitor, to set aside, and, with the approval of the Bankruptcy Court (other than with respect to appropriation of Distributable Cash for the purposes of funding Taxes on Distribution, pursuant to which only GUC Trust Monitor approval is required) to appropriate Distributable Cash to cover any shortfall. To the extent that Distributable Cash is set aside and/or appropriated to obtain funding to complete the wind-down of the Debtors, such Distributable Cash will not be available for distribution to the beneficiaries of the GUC Trust

Prior to the liquidation of all New GM Securities previously held by the GUC Trust described under the heading “The GUC Trust Assets” in Item 1 (“Business”) above, in March and December 2012, and again in January 2015, the Bankruptcy Court approved the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs which were in excess of the Reporting and Transfer Cash. Pursuant to such approvals, sales of New GM Securities to fund estimated and projected Wind-Down Costs, along with estimated and projected Reporting Costs, aggregated approximately $61.7 million, including Dividend Cash of $0.2 million (which amount of $61.7 million comprised part of the GUC Trust’s Other GUC Trust Administrative Cash). In December 2015, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $12 million to fund the projected costs and expenses of the GUC Trust for calendar year 2016. Such appropriation reduced Distributable Cash and increased Other Administrative Cash. As of March 31, 2016, Distributable Cash of $47.1million was set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2016, including $2.3 million set aside for potential income taxes on dividends received on previously held New GM Common Stock and investment income. Additionally, as of March 31, 2016, Distributable Cash of $107.5 million was set aside for potential Taxes on Distribution. Accordingly, such Distributable Cash is not available for distribution to the beneficiaries of the GUC Trust Units.

There can be no assurance that the amount of Distributable Cash set aside will be sufficient to fund such costs and liabilities as they are actually incurred. In addition, there can be no assurance that, as a result of future evaluations, additional Distributable Cash will not need to be set aside or appropriated to fund additional costs and liabilities, beyond those that are currently included in the GUC Trust’s estimates, in particular as a result of changes in the GUC Trust’s estimates of projected costs and potential liabilities. For a more detailed discussion of the calculation methodologies used to estimate such costs and the sensitivities in making such estimates, see “Distributable Cash Set Aside from Distribution” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

After the GUC Trust has concluded its affairs, any funds remaining that were obtained from the appropriation of Distributable Cash to fund Wind-Down Costs or Reporting Costs or Taxes on Distribution will be distributed to the beneficiaries of the GUC Trust Units.

Resolution of the Term Loan Avoidance Action could result in additional Term Loan Avoidance Action Claims, the holders of which would be entitled to share in distributions of Distributable Cash and GUC Trust Units from the GUC Trust.

Additional Term Loan Avoidance Action Claims could potentially arise in the event that the Avoidance Action Trust Administrator is successful in prosecuting the Term Loan Avoidance Action and recovering the proceeds of such legal action. To the extent that the Avoidance Action Trust Administrator is successful in obtaining a judgment against the defendant(s) in the Term Loan Avoidance Action, Term Loan Avoidance Action Claims will arise in the amount of any transfers actually avoided and disgorged pursuant to the Term Loan Avoidance Action. Once such Term Loan Avoidance Action Claims arise, the holders of such claims will be entitled to receive a distribution of Distributable Cash and GUC Trust Units from the GUC Trust corresponding to the amounts of such claims. Such a distribution could reduce the amount of Distributable Cash available for distribution to the current beneficiaries of GUC Trust Units and the pro rata share of Distributable Cash distributed in the future to which the current beneficiaries of GUC Trust Units are entitled.

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

As further described under “General Motors Product Recalls” in Item 3 (“Legal Proceedings”) below, in its annual report on Form 10-K filed February 3, 2016, New GM disclosed that, since the beginning of 2014, New GM had recalled approximately 2.6 million vehicles to repair ignition switches or to fix ignition lock cylinders, or the Ignition Switch Recall, and had recalled an additional 33.8 million vehicles to address certain electrical and other safety concerns, including approximately 12.1 million vehicles to rework or replace ignition keys. New GM does not consider any of these 12.1 million vehicles to be a part of the Ignition Switch Recall.

Many of the vehicles affected by the foregoing recalls were manufactured or sold prior to July 10, 2009, or the Closing Date, the date on which the sale of substantially all of the assets of Old GM pursuant to the MSPA was completed.

In its quarterly report on Form 10-Q filed April 21, 2016, New GM also disclosed that, as of April 15, 2016, 101 putative class actions have been filed against New GM in various federal and state courts seeking compensatory and other damages for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these 101 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that, as of April 20, 2016, 270 actions have been filed against New GM in various federal and state courts seeking compensatory and other damages for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these 270 cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions).

Since June 2014, 289 Recall-Related Actions have been transferred to the United States District Court of the Southern District of New York, or the MDL Court, and have been consolidated into a single case, case number 14-MD-2543 (JMF), or the MDL Proceeding.

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

On June 1, 2015, the Bankruptcy Court issued a judgment, or the Threshold Issues Judgment, which clarifies the terms of the Threshold Issues Decision and distills the Bankruptcy Court’s holdings into a binding order. The Threshold Issues Judgment provides, in pertinent part, that:

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

The Equitable Mootness Finding became binding on plaintiffs in the Other Economic Loss Actions and Other Personal Injury Actions pursuant to a decision and order of the Bankruptcy Court dated September 3, 2015. In addition, following entry of the Threshold Issues Judgment, certain plaintiffs filed an amended complaint in the MDL Proceeding on June 12, 2015 and December 18, 2015. Certain plaintiffs in the Recall-Related Actions are appealing the Threshold Issues Decision and Threshold Issues Judgment, and New GM and the GUC Trust have each filed cross-appeals with respect to the Threshold Issues Decision and Threshold Issues Judgment. On September 22, 2015, the Second Circuit entered an order granting a direct appeal of the Threshold Issues Decision and Threshold Issues Judgment to the Second Circuit. Pursuant to later scheduling orders entered by the Second Circuit, briefing commenced on November 16, 2015 and concluded on February 22, 2016. The Second Circuit heard oral argument on the appeals and cross-appeals on March 15, 2016.

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

In addition, the GUC Trust has been named a defendant in two actions by individual plaintiffs with separate personal claims against Old GM. One of these claimants is seeking, in light of the recalls by New GM, to overturn the terms of a previous settlement with Old GM for personal injuries/wrongful deaths that occurred prior to the Closing Date. Although the GUC Trust and New GM defeated an effort by that claimant to obtain relief in the Bankruptcy Court from her settlement, the claimant has appealed that ruling, and briefing was completed on March 14, 2016. No decision has been issued on that appeal. The other claimant is seeking relief from the Bankruptcy Court to pursue tort claims against New GM, or in the alternative, to file a post-bar-date proof of claim against Old GM’s bankruptcy estate. That claimant’s motion is still pending in the Bankruptcy Court. Neither plaintiff has asserted a claim for specified monetary damages, but the GUC Trust intends to vigorously defend its position against such claimants. Accordingly, no assurance may be given that personal injury, property damage and other claims relating to New GM’s recalls involving General Motors vehicles manufactured or sold prior to the Closing Date and/or settlements previously reached with certain plaintiffs who asserted personal injury, property damage or other claims due to incidents or accidents that occurred prior to the Closing Date, will not adversely affect the GUC Trust, its assets or the Plan. See also Item 3, “Legal Proceedings—Other Matters”.

The GUC Trust may be required to set aside Distributable Cash to fund Residual Wind-Down Claims and Residual Wind-Down Costs if the Residual Wind-Down Assets are insufficient, which would reduce the amount of Distributable Cash available for distribution to GUC Trust Unit beneficiaries.

In the event that the Residual Wind-Down Assets are insufficient to satisfy the Residual Wind-Down Claims and/or the Residual Wind-Down Costs (and there is no remaining Other Administrative Cash designated to satisfy such claims or expenses), then under the GUC Trust Agreement, the GUC Trust Administrator is authorized, with the approval of the GUC Trust Monitor, to set aside, and, with the approval of the Bankruptcy Court, to appropriate Distributable Cash to cover any shortfall. To the extent that Distributable Cash is set aside and/or appropriated to obtain funding to complete the wind-down of the Debtors, such Distributable Cash will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Costs could reduce the assets of the GUC Trust available for distribution.

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

The GUC Trust also relies significantly upon certain advisory services provided by AlixPartners, LLP, which provides similar advisory services to the Motors Liquidation Company DIP Lenders Trust, another trust established to administer recoveries from certain assets formerly owned by MLC for the benefit of the DIP Lenders.

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

Term Loan Avoidance Action.

On July 31, 2009, the Committee, on behalf of the Debtors, commenced the Term Loan Avoidance Action. Among other things, the Term Loan Avoidance Action seeks the return of approximately $1.5 billion that had been transferred to a consortium of prepetition lenders pursuant to the terms of the order approving the DIP Credit Agreement on the theory that the pre-petition filing of a particular UCC-3 termination statement, or the UCC-3, had the effect of rendering such lenders’ previously perfected security interest in certain assets of the Debtors, or the UCC Collateral, unperfected on the date of the Debtors’ bankruptcy filings.

On July 1, 2010, the Committee filed a motion for partial summary judgment, or the Committee Summary Judgment Motion, seeking a ruling in favor of the Committee with respect to the perfection of the lenders’ security interest in the UCC Collateral. Also on July 1, 2010, JPMorgan Chase Bank, N.A. filed its own summary judgment motion, or the JPMorgan Summary Judgment Motion (and, together with the Committee Summary Judgment Motion, the Cross-Motions for Summary Judgment), seeking a ruling in favor of JPMorgan Chase Bank, N.A., with respect to the perfection of the lenders’ security interest in the UCC Collateral. On the Dissolution Date, while the Cross-Motions for Summary Judgment were still pending, the right to prosecute the Term Loan Avoidance Action was transferred to the Avoidance Action Trust. To the extent that the Avoidance Action Trust Administrator is successful in obtaining and collecting a judgment against the defendant(s) therein, Term Loan Avoidance Action Claims will arise in the amount actually collected from the defendant(s), and in the name of such defendant(s).

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

On March 1, 2013, the Bankruptcy Court rendered a decision on the Cross-Motions for Summary Judgment, holding that JPMorgan Chase Bank, N.A., or the Administrative Agent, had not authorized the filing of the UCC-3, and thus the lenders’ security interest in the UCC Collateral remained properly perfected on the date of the Debtors’ bankruptcy filings. The Bankruptcy Court subsequently entered an order and a judgment on the Cross-Motions for Summary Judgment, which distilled the decision on Cross-Motions for Summary Judgment into an order denying the Committee Summary Judgment Motion and granting the JPMorgan Summary Judgment Motion. On March 7, 2013, the Avoidance Action Trust appealed the order and judgment, which appeal was heard directly by the Second Circuit.

On January 21, 2015, the Second Circuit reversed the Bankruptcy Court’s grant of summary judgment for the Administrative Agent, holding that the Administrative Agent had authorized the filing of the UCC-3 and thereby extinguished the lenders’ perfected security interest in the UCC Collateral. The Administrative Agent subsequently filed a petition for rehearing en banc, which petition was denied by the Second Circuit. On April 20, 2015, the Second Circuit issued a mandate instructing the Bankruptcy Court to enter partial summary judgment for the Committee, which judgment was entered by the Bankruptcy Court on June 12, 2015. Pursuant to a scheduling order entered by the Bankruptcy Court on May 19, 2015, the Avoidance Action Trust filed an amended complaint against the defendants to the Term Loan Avoidance Action on May 20, 2015. The Bankruptcy Court has entered an additional scheduling order and a supplemental case management order pursuant to which, among other deadlines, all discovery is required to be completed by October 31, 2016, and requests, if any, for a pre-motion conference relating to motions for summary judgment are required to be made by November 14, 2016.

Beginning on November 16, 2015, numerous defendants filed motions seeking to dismiss the amended complaint or to obtain a judgment on the pleadings. The Bankruptcy Court heard oral argument with respect to the motions to dismiss and motions for judgment on the pleadings on April 18, 2016. The Bankruptcy Court took those motions under submission and has not yet rendered its decision on the motions. As described above in Note 2 (“Plan of Liquidation”) to the financial statements, the successful prosecution of, and recovery under, the Term Loan Avoidance Action would result in the incurrence of additional Term Loan Avoidance Action Claims against the GUC Trust, the holders of which claims would be entitled to receive a distribution of Distributable Cash (including the related Dividend Cash) from the GUC Trust. It is not known, however, whether holders of Allowed General Unsecured Claims would benefit from any cash recovered under the Term Loan Avoidance Action. Moreover, beneficial interests in the Avoidance Action Trust (if any) remain with holders of Allowed General Unsecured Claims, rather than beneficiaries of GUC Trust Units. As such, a holder of a GUC Trust Unit that does not hold a corresponding Allowed General Unsecured Claim could potentially have its recovery diluted through the incurrence of Term Loan Avoidance Action Claims by the GUC Trust, without receiving the benefit of any cash recovered pursuant to the Term Loan Avoidance Action.

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

In its quarterly report on Form 10-Q filed April 21, 2016, New GM also disclosed that, as of April 15, 2016, 101 putative class actions have been filed against New GM in various federal and state courts seeking compensatory and other damages for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these 101 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that, as of April 20, 2016, 270 actions have been filed against New GM in various federal and state courts seeking compensatory and other damages for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these 270 cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions).

Since June 2014, 289 Recall-Related Actions have been transferred to the United States District Court of the Southern District of New York, or the MDL Court, and have been consolidated into a single case, case number 14-MD-2543 (JMF), or the MDL Proceeding.

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

On June 1, 2015, the Bankruptcy Court issued a judgment, or the Threshold Issues Judgment, which clarifies the terms of the Threshold Issues Decision and distills the Bankruptcy Court’s holdings into a binding order. The Threshold Issues Judgment provides, in pertinent part, that:

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

The Equitable Mootness Finding became binding on plaintiffs in the Other Economic Loss Actions and Other Personal Injury Actions pursuant to a decision and order of the Bankruptcy Court dated September 3, 2015. In addition, following entry of the Threshold Issues Judgment, certain plaintiffs filed an amended complaint in the MDL Proceeding on June 12, 2015 and December 18, 2015.

Certain plaintiffs in the Recall-Related Actions are appealing the Threshold Issues Decision and Threshold Issues Judgment, and New GM and the GUC Trust have each filed cross-appeals with respect to the Threshold Issues Decision and Threshold Issues Judgment. On September 22, 2015, the Second Circuit entered an order granting a direct appeal of the Threshold Issues Decision and Threshold Issues Judgment to the Second Circuit. Pursuant to later scheduling orders entered by the Second Circuit, briefing commenced on November 16, 2015 and concluded on February 22, 2016. The Second Circuit heard oral argument on the appeals and cross appeals on March 15, 2016. If the Bankruptcy Court’s Equitable Mootness Finding is not overturned on appeal, the claims of the plaintiffs in the Recall-Related Actions (even if allowed by the Bankruptcy Court) may not dilute the recoveries of holders of GUC Trust Units. However, in the event that the decision is overturned with respect to the Equitable Mootness Finding, it is possible that those plaintiffs could seek to assert claims against the GUC Trust, which claims (if allowed) could dilute the recoveries of holders of GUC Trust Units.

Other Matters

In addition, the GUC Trust has been named a defendant in two actions by individual plaintiffs with separate personal claims against Old GM. One of these claimants is seeking, in light of the recalls by New GM, to overturn the terms of a previous settlement with Old GM for personal injuries/wrongful deaths that occurred prior to the Closing Date. Although the GUC Trust and New GM defeated an effort by that claimant to obtain relief in the Bankruptcy Court from her settlement, the claimant has appealed that ruling, and briefing was completed on March 14, 2016. No decision has been issued on that appeal. The other claimant is seeking relief from the Bankruptcy Court to pursue tort claims against New GM, or in the alternative, to file a post-bar-date proof of claim against Old GM’s bankruptcy estate. That claimant’s motion is still pending in the Bankruptcy Court. Neither plaintiff has asserted a claim for specified monetary damages, but the GUC Trust intends to vigorously defend its position against such claimants.

New GM Securities Class Action

On March 21, 2014, a putative class action was initiated against New GM on behalf of all persons and entities that purchased or otherwise acquired New GM Common Stock during the period from November 17, 2010 through July 24, 2014, inclusive, and suffered damages. In November 2015, New GM reached a proposed settlement (subject to approval by the court in which the action is pending) of the class action. The proposed settlement amount is an aggregate of $300 million, plus earned interest, and, after deducting certain expenses, including attorneys’ fees and costs and taxes on the earned interest, the settlement amount will be distributed in cash (pro rata by the relative size of their claims) to all members of the settlement class who submit a valid and timely claim form. The GUC Trust timely filed a proof of claim with the settlement administrator. However, the amount of the GUC Trust’s potential recovery is not estimable at this time.

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

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its fiscal year ended March 31, 2016. It is intended to be read in conjunction with the financial statements of the GUC Trust included in Item 8 below, which we refer to as the financial statements.

Critical Accounting Policies and Estimates

Liquidation Basis of Accounting

The GUC Trust was created for the purposes described in Note 1, “Purpose of Trust” to the financial statements and has a finite life. As a result, the GUC Trust has prepared its financial statements on the liquidation basis of accounting in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Under the liquidation basis of accounting as prescribed by the Financial Accounting Standards Board (FASB) Accounting Standards Codification, assets are stated at their estimated realizable value, which is the non-discounted amount of cash into which an asset is expected to be converted during liquidation, while liabilities continue to be recognized at the amount required by other U.S. GAAP, and are not remeasured to reflect any anticipation that an entity will be legally released from an obligation. Additionally, under the liquidation basis of accounting, a reserve is established for estimated costs expected to be incurred during liquidation. Such costs are accrued when there is a reasonable basis for estimation. An accrual is also made for estimated income or cash expected to be received over the liquidation period to the extent that a reasonable basis for estimation exists. The valuation of assets at realizable value, reserves for Residual Wind-Down Claims, reserves for expected liquidation costs and the accrual for investment income from marketable securities represent estimates, based on present facts and circumstances known to the GUC Trust Administrator, and are subject to change. These estimates are periodically reviewed and adjusted as appropriate. As described below under the heading “—Reserves for Expected Costs of Liquidation,” it is reasonably possible that estimates for the expected costs of liquidation could change in the near term.

The GUC Trust beneficiaries are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. As both Disputed General Unsecured Claims are resolved and allowed and Term Loan Avoidance Action Claims are resolved by the Avoidance Action Trust, such claims thereby become Allowed General Unsecured Claims and the holders thereof become entitled to receive liquidating distributions of Distributable Cash (including Dividend Cash) and GUC Trust Units pro rata by the amount of such claims. Upon such occurrence, the GUC Trust incurs an obligation to distribute Distributable Cash and, accordingly, liquidating distributions payable are recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) that the GUC Trust is obligated to distribute as of the end of the period in which the Disputed General Unsecured Claims and Term Loan Avoidance Action Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent that potential additional Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2 (“Plan of Liquidation”) to the financial statements, liquidating distributions payable would be recorded for the Distributable Cash (including the related Dividend Cash), that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence. Prior to the resolution and allowance of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims, liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims. Rather, the beneficial interests of GUC Trust beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the financial statements.

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

Holdings of New GM Securities and Dividends Received on New GM Common Stock

Holdings of New GM Securities at March 31, 2015 represent the GUC Trust’s holdings of New GM Securities that were then held for future distribution in respect of Allowed General Unsecured Claims and the GUC Trust Units, and include amounts that were previously set aside from distribution to fund potential administrative costs and income tax liabilities (including Taxes on Distribution, Dividend Taxes and Investment Income Taxes). The securities held consisted of shares of New GM Common Stock and New GM Warrants. As described above in “The GUC Trust Assets” in Item 1 (“Business”), pursuant to the Liquidation Order, the GUC Trust liquidated all of its holdings of New GM Securities during July and August 2015. The GUC Trust valued its holdings in the securities at their fair value based on quoted closing market prices as of the last trading day of the fiscal period.

Beginning in the quarter ended June 30, 2014 and through the quarter ended March 31, 2015, estimated dividends expected to be received on holdings of New GM Common Stock were accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation existed. During the quarter ended June 30, 2015, based on a determination that it would be in the best interests of Trust Beneficiaries, the GUC Trust made a determination to file a motion with the Bankruptcy Court seeking authority to liquidate all or substantially all of the GUC Trust’s holdings of New GM Securities. Such motion was approved by the Bankruptcy Court in the Liquidation Order described above in “The GUC Trust Assets” in Item 1 (“Business”) and all of the GUC Trust’s holdings of New GM Securities were liquidated in July and August 2015. As a result, the GUC Trust no longer expected to receive dividends on New GM Common Stock and previously accrued estimated future dividends (net of dividends received in June 2015) were reversed in the quarter ended June 30, 2015.

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

Marketable Securities and Accrued Investment Income on Marketable Securities

Marketable securities at March 31, 2016 consist of short-term investments in U.S. Treasury bills and U.S. government agency securities. Marketable securities at March 31, 2015 consist of short-term investments in corporate commercial paper and municipal government commercial paper and variable demand notes. The GUC Trust has valued these securities at fair value based on carrying value for U.S. Treasury bills and municipal and corporate commercial paper where carrying value approximates fair value, par value for variable demand notes where par value equals fair value, and based on pricing models, quoted market prices of securities with similar characteristics or broker quotes for U.S. government agency securities. Beginning in the quarter ended June 30, 2014, estimated investment income expected to be received on short-term investments in marketable securities is accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation exists.

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

Reserves for Expected Costs of Liquidation

Under the liquidation basis of accounting, the GUC Trust is required to estimate and accrue the costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs, described as Wind-Down Costs and Reporting Costs in Note 2 (“Plan of Liquidation”) to the financial statements, consist principally of professional fees, costs of governance, and other administrative expenses. These amounts may vary significantly due to, among other things, the time and effort required to complete all distributions under the Plan. The GUC Trust has recorded reserves for expected costs of liquidation that represent estimated costs to be incurred over the remaining liquidation period of the GUC Trust for which there is a reasonable basis for estimation. The amount of liquidation costs that will ultimately be incurred depends both on the period of time and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of March 31, 2016, such remaining liquidation period extends through October 2017 and has been estimated predominantly on a probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of the Term Loan

Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust. It is possible that future developments in the Term Loan Avoidance Action could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond October 2017.

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

The process of recording reserves for expected costs of liquidation as a matter of financial reporting is separate and distinct from the process by which Distributable Cash is set aside from distribution for the purposes of funding projected costs of liquidation. Such projected costs are generally estimated on a more conservative (i.e., more inclusive) basis and include contingencies that are not permitted to be accrued in reserves for expected costs of liquidation under applicable U.S. GAAP. For a more complete description of the process of setting aside Distributable Cash to fund projected costs and potential liabilities of the GUC Trust, see “Net Assets in Liquidation — Distributable Cash Set Aside from Distribution” below.

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

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust professionals. The GUC Trust’s tax liability with respect to its federal income tax returns for the year ended March 31, 2015, and all prior years, are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, remaining capital loss carryovers that were generated in those years, combined with net capital gains generated in the year ended March 31, 2016 from the new tax position, which aggregate $182.4 million, along with net operating loss carryovers generated through March 31, 2016 aggregating $101.5 million, could be subject to examination by the Internal Revenue Service in subsequent years when those losses are utilized. As of March 31, 2016, there are no known items which would result in a significant accrual for uncertain tax positions.

The process of recognizing deferred tax assets and liabilities and any current income taxes payable as a matter of financial reporting is separate and distinct from the process by which Distributable Cash is set aside from distribution for the purposes of funding potential income tax liabilities. Such potential income tax liabilities are generally estimated on a more conservative (i.e., more inclusive) basis and include amounts of potential income tax liabilities beyond the amounts that are permitted to be recorded under applicable accounting standards. For a more complete description of the process of setting aside Distributable Cash to fund projected costs and potential income tax liabilities of the GUC Trust, see “Net Assets in Liquidation —New GM Securities Set Aside from Distribution” below.

Use of Estimates

The preparation of financial statements on a liquidation basis in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements and related footnotes. Significant estimates include the anticipated amounts and timing of future cash flows for expected dividends to be received on holdings of New GM Common Stock (as of March 31, 2015 only), estimated investment income expected to be received, expected liquidation costs, Residual Wind-Down Claims, and fair value of marketable securities. Actual results could differ from those estimates.

Statement of Changes in Net Assets in Liquidation

During the year ended March 31, 2016, net assets in liquidation decreased by approximately $332.9 million, from approximately $944.7 million to approximately $611.8 million, principally as a result of a decrease in the fair value of holdings of New GM Securities from March 31, 2015 to the dates of liquidation of such New GM Securities of $175.2 million and liquidating distributions of $128.7 million. The changes in net assets in liquidation for the year ended March 31, 2016 also reflect the impact of an addition of approximately $7.7 million to the reserves for expected costs of liquidation. As described below in more detail in “Liquidation and Administrative Costs,” the addition to the reserves for expected costs of liquidation for the year ended March 31, 2016 resulted primarily from increases in expected costs resulting from an increase in the estimated length of the remaining liquidation period during the quarter ended September 30, 2015.

The changes in net assets in liquidation for the year ended March 31, 2016 also reflect a decrease of $21.3 million in dividend and interest income. Such decrease is primarily a result of the net reversal of accrued dividends of $22.4 million during the quarter ended June 30, 2015. As described in Note 3 (“Basis of Presentation and Significant Accounting Policies”) to the financial statements, during the quarter ended June 30, 2015, based on a determination that it would be on the best interests of Trust Beneficiaries, the GUC Trust made a determination to file a motion with the Bankruptcy Court seeking authority to liquidate some or all of the GUC Trust’s holdings of New GM Securities. Such motion was approved by the Bankruptcy Court in the Liquidation Order described in Note 1 (“Purpose of Trust”) to the financial statements and all of the GUC Trust’s holdings of New GM Securities were liquidated in July and August 2015. Accordingly, the GUC Trust no longer expected to receive dividends on New GM Common Stock. Accordingly, the previous accrual for estimated future dividends (net of dividends received in June 2015) was reversed in the quarter ended June 30, 2015 and no accrual of dividends was made subsequent to March 31, 2015. The decrease due to the reversal of accrued dividends on the New GM Common Stock is offset in part by a $1.1 million increase during the year ended March 31, 2016 in investment income from marketable securities, primarily resulting from the investment of the proceeds of the liquidation of the New GM Securities during the period.

There was no income tax provision or benefit during the year ended March 31, 2016 as a result of cumulative net operating and capital losses and the establishment of a full valuation allowance against net deferred tax assets at the beginning and end of such period. As a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that the deferred tax assets are not realizable. See “Income Tax Liabilities for Certain Capital Gains and Dividends on New GM Common Stock” in Item 1 (“Business”) above and Note 9 (“Income Tax Benefit”), to the financial statements.

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

The GUC Trust’s reserves for liquidation and administrative costs (recorded in conformity with U.S. GAAP) are allocable into the following categories:

•	reserve for expected Wind-Down Costs, corresponding to expenditures to be made out of the Administrative Fund and, following the depletion of the Administrative Fund, Other Administrative Cash (see “The GUC Trust Assets” in Item 1 (“Business”) above);

•	reserve for expected Reporting Costs, corresponding to expenditures to be made out of Other Administrative Cash (see “The GUC Trust Assets” in Item 1 (“Business”) above);

•	reserve for Indenture Trustee / Fiscal and Paying Agent Costs, corresponding to expenditures to be made out of the cash received by the GUC Trust from MLC on the Dissolution Date (see “The GUC Trust Assets” in Item 1 (“Business”) above);

•	reserve for Avoidance Action Defense Costs, corresponding to expenditures to be made out of Residual Wind-Down Assets and, following the depletion of such assets, the Administrative Fund with respect to any excess amounts remaining from the funds designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, or Other Administrative Cash (see “The GUC Trust Assets” and “Term Loan Avoidance Action” in Item 1 (“Business”) above); and

•	reserve for Residual Wind-Down Costs, corresponding (in addition to expenditures to satisfy and resolve Residual Wind-Down Claims) to expenditures to be made out of Residual Wind-Down Assets and, following the depletion of the Residual Wind-Down Assets, Other Administrative Cash (see “The GUC Trust Assets” in Item 1 (“Business”) above).

As described in greater detail under the heading “The GUC Trust Assets” in Item 1 (“Business”) above and “Liquidity and Capital Resources” below, unused portions of certain of the assets associated with the foregoing reserves are required to be returned to the DIP Lenders upon the winding up and dissolution of the GUC Trust. Therefore, such assets are not available to fund costs of liquidation and administration or income tax liabilities of the GUC Trust, and are also not available for distribution to the holders of Allowed General Unsecured Claims or GUC Trust Units. See “The GUC Trust Assets” in Item 1 (“Business”) above.

As of March 31, 2016, the GUC Trust had approximately $24.6 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $31.3 million in reserves as of March 31, 2015. The following table summarizes in greater detail the changes in such reserves during the year ended March 31, 2016:

(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee / Fiscal and Paying Agent Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2015	$21,089	$8,602	$364	$1,223	$31,278
Plus additions to reserves	5,592	2,119	—	—	7,711
Less liquidation costs incurred:
Trust Professionals	(5,625)	(2,291)	—	(11)	(7,927)
Trust Governance	(3,438)	(1,800)	(71)	—	(5,309)
Other Administrative Expenses	(891)	(251)	—	—	(1,142)

Balance, March 31, 2016	$16,727	$6,379	$293	$1,212	$24,611

Reserves were increased approximately $7.7 million during the year ended March 31, 2016, in order to reflect a $5.6 million increase in expected Wind-Down Costs and a $2.1 million increase in expected Reporting Costs. The increases in expected Wind-Down Costs and expected Reporting Costs during the year ended March 31, 2016, are primarily associated with an increase in the estimated length of the remaining liquidation period during the quarter ended September 30, 2015. In addition, expected Wind-Down Costs increased during the year ended March 31, 2016 as a result of additional expenses of GUC Trust professionals with respect to liquidation of the New GM Securities and amendment of the GUC Trust Agreement and commissions on the sale of New GM Common Stock. Expected Reporting Costs also increased during the year ended March 31, 2016 as a result of additional expenses of GUC Trust professionals with respect to liquidation of the New GM Securities and increased insurance costs. In comparison, reserves were increased approximately $9.4 million during the year ended March 31, 2015, in order to reflect a $9.0 million increase in expected Wind-Down Costs and a $0.4 million increase in expected Reporting Costs. The increase in expected Wind-Down Costs during the year ended March 31, 2015, was primarily associated with increased expected legal costs resulting from the GUC Trust’s participation as an interested party in legal proceedings related to New GM vehicle recalls, as well as an increase in expected costs associated with an increase in the expected remaining life of the GUC Trust. The increase in expected Reporting Costs during the year ended March 31, 2015, is primarily associated with an increase in expected costs associated with an increase in the expected remaining life of the GUC Trust.

Total reserves were reduced by the amount of liquidation and administrative costs incurred during the year ended March 31, 2016. Trust professional costs incurred during the year ended March 31, 2016 were approximately $7.9 million, as compared to $8.7 million for the year ended March 31, 2015. The decrease of $0.8 million from year to year was primarily due to a $1.2 million decrease in Wind-Down Costs and a $0.4 million increase in Reporting Costs. Trust governance costs incurred during the year ended March 31, 2016, were approximately $5.3 million, as compared to $5.4 million for the year ended March 31, 2015. The decrease of $0.1 million from year to year was due to decreased fees and reimbursable expenses for the GUC Trust Administrator and GUC Trust Monitor. Other administrative costs during the year ended March 31, 2016 were approximately $1.1 million as compared to $0.4 million for the year ended March 31, 2015. The increase of $0.7 million from year to year is primarily due to commissions on the sale of New GM Common Stock during the three months ended September 30, 2015. For additional information regarding the components of each category of costs, see “The GUC Trust Assets” in Item 1 (“Business”) above.

The foregoing reserves represent future costs of the GUC Trust for which there was a reasonable basis for estimation as of March 31, 2016 and, therefore, are recorded under the liquidation basis of accounting in accordance with U.S. GAAP. It is reasonably possible, however, that additional costs will be incurred, for which there was not a reasonable basis for estimation as of March 31, 2016. In particular, as of March 31, 2016, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through October 2017, which date is predominantly the result of the estimate of the period of time required for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust, and assumes an extension of the current scheduled dissolution date of the GUC Trust. This end date of the remaining liquidation period has been estimated predominantly on a probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis in the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. It is possible that future developments in the Term Loan Avoidance Action could extend the current estimate of the remaining period of time required for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond October 2017.

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

For additional information regarding the reserves described above, see Note 2 (“Plan of Liquidation”) and Note 8 (“Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims”) to the financial statements.

Net Assets in Liquidation

Disputed Claims

During the year ended March 31, 2016, no Disputed General Unsecured Claims were resolved. During the year ended March 31, 2016, the Avoidance Action Trust resolved Term Loan Avoidance Action Claims aggregating $55,000 that thereby became allowed.

The following table provides additional detail regarding claims resolution status for the year ended March 31, 2016:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claims Amount (2)
Total, March 31, 2015	$31,853,630	$70,000	$1,500,000	$1,570,000	$33,423,630
New Allowed General Unsecured Claims	55	—	—	—	55
Disputed General Unsecured Claims resolved or disallowed	—	—	(55)	(55)	(55)

Total, March 31, 2016	$31,853,685	$70,000	$1,499,945	$1,569,945	$33,423,630

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

Distributable Assets

The table below summarizes the activity in New GM Securities prior to their liquidation and Distributable Cash that comprises the GUC Trust’s distributable assets, including the numbers of New GM Securities previously distributed, and the amount of Distributable Cash distributable as of March 31, 2016, as well as the amount of Distributable Cash available for distribution to holders of GUC Trust Units as of March 31, 2016 (in thousands):

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Distributable Cash (including Dividend Cash)
Distributable Assets as of Effective Date (March 31, 2011)	150,000	136,364	136,364	$—
Dividends received on New GM Common Stock	—	—	—	24,746
Prior distributions (1)	(137,299)	(124,817)	(124,817)	(133,365)
Prior sales to fund GUC Trust costs and Avoidance Action Trust funding obligation	(1,313)	(1,194)	(1,194)	(170)
Liquidation of New GM Securities (2)	(11,388)	(10,353)	(10,353)	741,701
Appropriation of Distributable Cash to fund GUC Trust liquidation and administrative costs (3)	—	—	—	(12,046)

Holdings as of March 31, 2016	—	—	—	620,866

Less: Distributions payable at March 31, 2016 (1), (4)				(6,213)
Add: Distributions payable to holders of GUC Trust Units as of March 31, 2016				4,310
Less: Amounts set aside from distribution to fund projected GUC Trust costs				(44,781)
Less: Amounts set aside from distribution to fund projected Dividend Taxes and Investment Income Taxes				(2,325)
Less: Amounts set aside from distribution to fund potential Taxes on Distribution				(107,508)

Distributable Assets as of March 31, 2016 (5)				$464,349

(1)	The numbers of New GM Securities shown as distributed include sales for (a) cash distributions to governmental entities to the extent such governmental entities have requested such sales and demonstrated to the satisfaction of the GUC Trust Administrator that such governmental entities are precluded by applicable law from receiving distributions of New GM Securities and (b) fractional amounts of New GM Securities, in lieu of which the GUC Trust is required pursuant to the GUC Trust Agreement to distribute cash, subject to certain minimum thresholds.
(2)	As described above under the heading “The GUC Trust Assets” in Item 1 (“Business”) and in Note 1 (“Purpose of Trust”) to the financial statements, the GUC Trust’s holdings of New GM Securities were liquidated during July and August 2015.
(3)	During December 2015, the Bankruptcy Court approved the appropriation of approximately $12 million of Distributable Cash to fund liquidation and administrative costs of the GUC Trust for calendar year 2016.
(4)	Distributions Payable includes both (i) Distributions Payable to holders of GUC Trust Units, in respect of Excess GUC Trust Distributable Assets that have not exceeded the minimum thresholds for distribution under the GUC Trust Agreement and (ii) Distributions Payable in respect of Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled.

(5)	Distributable Assets reflects the amounts of Distributable Cash and Dividend Cash shown as “GUC Trust Distributable Assets” on the report included as Exhibit 99.1 to the Form 8-K filed by the GUC Trust with the SEC on April 22, 2016. Such Distributable Cash and associated Dividend Cash have been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims as of March 31, 2016. To the extent that such claims are resolved in favor of the GUC Trust, Distributable Cash and associated Dividend Cash may become available for distribution to holders of GUC Trust Units in future periods. The amount of Distributable Cash and associated Dividend Cash set out above as “Distributable Assets” does not directly relate to Net Assets in Liquidation or any other number appearing in the GUC Trust’s financial statements prepared in accordance with U.S. GAAP.

As described above under the heading “Disputed Claims,” as of March 31, 2016, there were approximately $31.9 billion in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed in the aggregate 137,298,736 shares of New GM Common Stock, 124,817,263 New GM Series A Warrants and 124,817,263 New GM Series B Warrants and $133.4 million of Distributable Cash. In addition, the GUC Trust was obligated to distribute as of March 31, 2016, $6.2 million of Distributable Cash. Such amount includes $4.3 million of Distributable Cash that was distributable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets as of March 31, 2016.

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

As of March 31, 2016, the distributable assets of the GUC Trust consisted of Distributable Cash of approximately $464.3 million (including Dividend Cash), after deducting the amounts of Distributable Cash (including Dividend Cash) (i) set aside from distribution to fund additional projected liquidation and administrative costs and potential income tax liabilities of the GUC Trust (as described below under the headings “Set Aside Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes” and “Set Aside Calculations Relating to Potential Taxes on Distribution”) and (ii) set aside for distributions payable in respect of General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distributions to which they are entitled. Such Distributable Cash has been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims. To the extent such claims are resolved in favor of the GUC Trust, Distributable Cash (including Dividend Cash) may become available for distribution to holders of GUC Trust Units in future periods. Prior to the liquidation of all the GUC Trust’s holdings of New GM Securities in July and August 2015, New GM Securities were set aside to fund projected liquidation and administrative costs and potential income tax liabilities as described below.

“Set Aside” Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes and Investment Income Taxes

The GUC Trust Administrator reevaluates, on a quarterly basis, the amount of Distributable Cash (including Dividend Cash) needed to be set aside from distribution for purposes of funding projected liquidation and administrative costs, including Dividend Taxes and Investment Income Taxes. This determination is made on a basis different than that used to calculate reserves for financial statement purposes. Under the current methodology, the amount to be set aside is equal to the estimates of unfunded projected liquidation and administrative costs (including Dividend Taxes and Investment Income Taxes). Prior to the liquidation of all of the GUC Trust’s holdings of New GM Securities, estimates of unfunded projected liquidation and administrative costs (including Dividend Taxes and Investment Income Taxes) were converted into the number of New GM Securities to be set aside from distribution by dividing such estimates by the trailing twelve-month average closing prices for the New GM Securities. A corresponding amount of Dividend Cash associated with the set-aside New GM Securities was also set aside from distribution.

For the quarter ended March 31, 2016, as a result of the standard quarterly reevaluations described above, the estimate of unfunded projected liquidation and administrative costs (including Dividend Taxes and Investment Income Taxes) was increased by $0.5 million, which resulted in a corresponding increase of $0.5 million in the needed set aside of Distributable Cash as compared with the Distributable Cash previously set aside from distribution. Such increase in unfunded projected Wind-Down and Reporting and Transfer Costs was primarily related to changes in projected costs associated with contingencies for which costs may be incurred in the future. Accordingly, as of March 31, 2016, the GUC Trust had set aside from distribution Distributable Cash of $47.1 million for the purposes of funding future projected liquidation and administrative costs of the GUC Trust, including Dividend Taxes and Investment Income Taxes of $2.3 million. Such amount was sufficient to fully fund projected liquidation and administrative costs of the GUC Trust, as estimated by the GUC Trust Administrator at March 31, 2016.

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

Prior to the liquidation of all of the GUC Trust’s holdings of New GM Securities, estimates of potential Taxes on Distribution were arrived at by applying the applicable U.S. federal income tax rate to estimates of potential capital gains, including (a) realized capital gains that were still subject to adjustment by the Internal Revenue Service, less current period tax deductible expenses and future tax deductible expenses, and (b) potential future capital gains on holdings of New GM Securities at the date of measurement. Such potential future capital gains were determined by comparing the highest closing price for the New GM Securities since December 15, 2011, against the tax basis of the New GM Securities. For realized capital gains and potential future capital gains, such tax basis was determined based on the date of transfer of record ownership of the New GM Securities on December 15, 2011. Potential Taxes on Distribution were then converted into the number of New GM Securities to be set aside from distribution by dividing such estimates by the trailing twelve-month average closing prices for the New GM Securities. Dividend Cash associated with the set aside New GM Securities was also set aside from distribution.

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

For the quarter ended March 31, 2016, as a result of the standard quarterly reevaluations described above, estimates of Taxes on Distribution were decreased by $2.2 million, which resulted in a corresponding decrease in the amount of Distributable Cash set aside from distribution to fund projected Taxes on Distribution of the GUC Trust of $2.2 million as compared with the Distributable Cash previously set aside from distribution. The decrease in Taxes on Distributions primarily resulted from a decrease in expected taxable income resulting from an increase in estimated taxable deductions during the quarter. Accordingly, as of March 31, 2016, the GUC Trust had set aside from distribution Distributable Cash of $107.5 million, for the purposes of funding potential Taxes on Distribution of the GUC Trust. Such amounts were sufficient to fully fund potential Taxes on Distribution of the GUC Trust, as estimated by the GUC Trust Administrator at March 31, 2016.

The “set aside” calculation for potential Taxes on Distribution as of March 31, 2016 is set forth below:

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Total
Number of New GM Securities liquidated by the GUC Trust during the quarter ended September 30, 2015	11,388,041	10,352,556	10,352,556
Average net cash proceeds derived per share/warrant	$31.23	$22.35	$14.94
Tax basis of New GM Securities (1)	19.87	11.38	7.88

Potential taxable gain per share/warrant	$11.36	$10.97	$7.06
Potential taxable gain from liquidation of New GM Securities (in thousands)	$129,381	$113,521	$73,129	$316,031

Net capital gains and operating losses since March 31, 2015, exclusive of capital gains from liquidation of New GM Securities (2)				(20,756)
Additional expected tax deductible costs of liquidation (in thousands)				(23,790)

Estimated potential taxable income (in thousands)				271,485
Tax rate				39.6%

Amount of Distributable Cash, including Dividend Cash set aside (in thousands)				$107,508

(1)	Using the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, for purposes of determining the tax basis thereof.
(2)	The net capital gains and net operating losses since March 31, 2015 reflect taxable capital gains on distributions of New GM Securities using the tax basis of the New GM Securities described in (1) above. Operating income excludes dividends received on New GM Common Stock held by the GUC Trust and investment income for which potential Dividend Taxes and Investment Income Taxes are reflected in the set aside for purposes of funding projected liquidation and administrative costs. Remaining capital and net operating loss carryovers through March 31, 2016 are subject to examination by the Internal Revenue Service and, therefore, are excluded.

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

GUC Trust Units

The table below details the changes in the numbers of GUC Trust Units outstanding or issuable during the year ended March 31, 2016:

Year Ended March 31, 2016
Outstanding or issuable at beginning of year	31,853,702
Issued during the year	56
Less: Issuable at beginning of year (1)	—
Add: Issuable at end of year (1)	—

Outstanding or issuable at end of year (2)	31,853,758

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal year.
(2)	The number of GUC Trust Units outstanding at any time represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units and New GM Securities.

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

During the year ended March 31, 2016, the GUC Trust’s holdings of cash and cash equivalents decreased approximately $33.1 million from approximately $37.5 million to approximately $4.4 million. The decrease was primarily due to cash paid for liquidation and administrative costs of $13.2 million, cash paid for Residual Wind-Down Claims of $6.2 million and cash reinvested in Marketable Securities, offset in part by receipts of cash dividends on holdings of New GM Common Stock of $4.1 million. Cash distributions of approximately $130.0 million during the year ended March 31, 2016 were funded from the proceeds of the liquidation of New GM Securities of $741.7 million, with the balance of such proceeds remaining largely invested in Marketable Securities.

During the year ended March 31, 2016, the funds invested by the GUC Trust in marketable securities increased approximately $630.2 million, from approximately $30.9 million to approximately $661.1 million. The increase was due primarily to the liquidation of all the GUC Trust’s holdings of New GM Securities during the quarter ended September 30, 2015. The GUC Trust earned approximately $0.8 million in interest income on such investments during the year.

As of March 31, 2016, the GUC Trust held approximately $665.5 million in cash and cash equivalents and marketable securities. Of such amount, approximately $620.9 million relates to Distributable Cash (including Dividend Cash), a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to appropriate with the approval of the Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs and income tax liabilities (including Dividend Taxes, Investment Income Taxes and Taxes on Distribution) as they become due. Included in Distributable Cash at March 31, 2016, is approximately $17.3 million of Dividend Cash. As described above, Dividend Cash will be distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units in respect of Distributable Cash that they receive, unless such dividends are in respect of Distributable Cash that is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the GUC Trust’s liquidation and administrative costs, income tax liabilities or shortfalls in Residual Wind-Down Assets.

As of March 31, 2016, Distributable Cash (including Dividend Cash) held by the GUC Trust was set aside as follows: (a) $6.2 million for liquidating distributions payable as of that date, (b) $47.1 million to fund projected liquidation and administrative costs, including Dividend Taxes and Investment Income Taxes, and (c) $107.5 million to fund potential Taxes on Distribution. See “Net Assets in Liquidation—Distributable Assets” above.

In addition to Distributable Cash (including Dividend Cash), the GUC Trust held $44.7 million in cash and cash equivalents and marketable securities at March 31, 2016, representing funds held for payment of costs of liquidation and administration. Of that amount, approximately $30.5 million (comprising approximately $22.0 million of the remaining Residual Wind-Down Assets, approximately $8.2 million of the remaining Administrative Fund and approximately $0.3 million in remaining funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs) is required by the GUC Trust Agreement to be returned, upon the winding-up of the GUC Trust, to the DIP Lenders to the extent such funds are not utilized to satisfy designated Wind-Down Costs, Residual Wind-Down Claims, Residual Wind-Down Costs, Avoidance Action Defense Costs and Indenture Trustee/Fiscal Paying Agent Costs. Cash and cash equivalents and marketable securities of $8.2 million remaining in the Administrative Fund have been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust (a substantial majority of which will likely not be incurred and, therefore, will likely be returned to the DIP Lenders), and such amounts may not be used for the payment of GUC Trust professionals’ fees and expenses or other Wind-Down Costs. Such amounts will not at any time be available for distribution to the holders of the GUC Trust Units. The balance of cash and cash equivalents and marketable securities of approximately $14.2 million is available for the payment of certain reporting and administrative costs of the GUC Trust, and would be available in the future for distribution to the holders of the GUC Trust Units, if not otherwise used to satisfy those GUC Trust obligations. See “Functions and Responsibilities of the GUC Trust” above.

There is no assurance that additional amounts of Distributable Cash will not be required to be set aside from distribution and appropriated to fund additional costs and income tax liabilities, beyond what the GUC Trust Administrator has already set aside. Any appropriation of Distributable Cash that occurs to fund such obligations will result in a lesser amount of Distributable Cash available for distribution to holders of GUC Trust Units. In addition, as described above in “The GUC Trust Assets” in Item 1 (“Business”), a portion of the GUC Trust’s assets are currently segregated pursuant to the GUC Trust Agreement for the satisfaction of Residual Wind-Down Claims and certain other specified costs. If such assets are insufficient to satisfy the Residual Wind-Down Claims or fund such other specified costs for any reason, the GUC Trust Administrator will similarly be required to set aside from distribution and appropriate additional amounts of Distributable Cash in order to fund such shortfall.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Disclosure under this item is not required, pursuant to the No Action Letter.

Item 8.	Financial Statements and Supplementary Data.

Motors Liquidation Company GUC Trust

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Trust Administrator, Trust Monitor,

and Trust Beneficiaries

Motors Liquidation Company GUC Trust

We have audited the accompanying statements of net assets in liquidation of the Motors Liquidation Company GUC Trust as of March 31, 2016 and 2015 and the related statements of changes in net assets in liquidation and cash flows for the years ended March 31, 2016, 2015 and 2014. These financial statements are the responsibility of the Trust Administrator of the Motors Liquidation Company GUC Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of the Motors Liquidation Company GUC Trust as of March 31, 2016 and 2015 and the related statements of changes in net assets in liquidation and cash flows for the years ended March 31, 2016, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

Auburn Hills, Michigan

May 25, 2016

Motors Liquidation Company GUC Trust

STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

March 31, 2016 and 2015

(Dollars in thousands)

	March 31, 2016	March 31, 2015
ASSETS
Cash and Cash Equivalents (Note 4)	$4,410	$37,483
Marketable Securities (Notes 4 and 7)	661,123	30,944
Accrued Dividends on Holdings of New GM Common Stock (Note 4)	—	26,524
Holdings of New GM Securities (Note 6)	—	917,977
Other Assets and Deposits	1,654	1,038

TOTAL ASSETS	667,187	1,013,966
LIABILITIES
Accounts Payable and Other Liabilities	5,845	4,832
Liquidating Distributions Payable (Note 5)	6,213	7,714
Reserves for Residual Wind-Down Claims (Note 8)	18,745	25,406
Reserves for Expected Costs of Liquidation (Note 8)	24,611	31,278

TOTAL LIABILITIES	55,414	69,230

NET ASSETS IN LIQUIDATION (Note 4)	$611,773	$944,736

See Accompanying Notes to Financial Statements.

Motors Liquidation Company GUC Trust

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

Years Ended March 31, 2016, 2015 and 2014

(Dollars in thousands)

	Year Ended March 31, 2016	Year Ended March 31, 2015	Year Ended March 31, 2014
Net Assets in Liquidation, beginning of year	$944,736	$1,064,494	$1,390,181
Increase (decrease) in net assets in liquidation:
Net (additions to) reductions in reserves for Expected Costs of Liquidation (Note 8)	(7,711)	(9,375)	7,910
Liquidating distributions (Note 5)	(128,747)	(209,929)	(1,205,764)
Net change in fair value of holdings of New GM Securities	(175,229)	56,241	702,654
Dividends and interest income (net reversal) (Note 3)	(21,319)	43,305	4,668
Other income	43	—	—
Income tax benefit (Note 9)	—	—	164,845

Net decrease in net assets in liquidation	(332,963)	(119,758)	(325,687)

Net Assets in Liquidation, end of year	$611,773	$944,736	$1,064,494

See Accompanying Notes to Financial Statements.

Motors Liquidation Company GUC Trust

STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS)

Years Ended March 31, 2016, 2015 and 2014

(Dollars in thousands)

	Year Ended March 31, 2016	Year Ended March 31, 2015	Year Ended March 31, 2014
Cash flows from (used in) operating activities
Cash receipts from dividends and interest	$4,722	$16,113	$4,658
Cash paid for professional fees, governance costs and other administrative costs	(13,231)	(12,778)	(20,948)
Cash paid for Residual Wind-Down Claims	(6,202)	(2,618)	(1,678)
Cash receipts for refunds, including amounts due others	158	379	—
Cash paid for distributions	(130,045)	(3,564)	(663)

Net cash flows used in operating activities	(144,598)	(2,468)	(18,631)
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(1,984,516)	(83,754)	(118,162)
Cash from maturities and sales of marketable securities	1,354,339	97,194	150,576

Net cash flows (used in) from investing activities	(630,177)	13,440	32,414
Cash flows from financing activities
Cash from sale and liquidation of New GM Securities	741,702	11,579	139

Net cash flows from financing activities	741,702	11,579	139

Net (decrease) increase in cash and cash equivalents	(33,073)	22,551	13,922
Cash and cash equivalents, beginning of year	37,483	14,932	1,010

Cash and cash equivalents, end of year	$4,410	$37,483	$14,932

The GUC Trust has not presented a reconciliation from net income to cash flow from operations. As an entity in liquidation, the GUC Trust does not have continuing operations that result in the measurement of net income as that term is used by generally accepted accounting principles to measure results of operations.

See Accompanying Notes to Financial Statements.

Motors Liquidation Company GUC Trust

Notes to Financial Statements

March 31, 2016

1. Purpose of Trust

The Motors Liquidation Company GUC Trust (“GUC Trust”) is a successor to Motors Liquidation Company (formerly known as General Motors Corp.) (“MLC”) within the meaning of Section 1145 of the United States Bankruptcy Code (“Bankruptcy Code”). The GUC Trust holds, administers and directs the distribution of certain assets pursuant to the terms and conditions of the Second Amended and Restated Motors Liquidation Company GUC Trust Agreement (the “GUC Trust Agreement”), dated as of July 30, 2015 , and pursuant to the Second Amended Joint Chapter 11 Plan (the “Plan”), dated March 18, 2011, of MLC and its debtor affiliates (collectively, along with MLC, the “Debtors”), for the benefit of holders of allowed general unsecured claims against the Debtors (“Allowed General Unsecured Claims”).

The GUC Trust was formed on March 30, 2011, as a statutory trust under the Delaware Statutory Trust Act, for the purposes of implementing the Plan and distributing the GUC Trust’s distributable assets. Prior to the liquidation in July and August 2015 of all New GM Securities (as defined below) then held by the GUC Trust (pursuant to the Liquidation Order (as defined below)), the Plan generally provided for the distribution of certain shares of common stock (“New GM Common Stock”) of the new General Motors Company (together with its consolidated subsidiaries, “New GM”) and any associated Dividend Cash (as defined below) and certain warrants for the purchase of shares of such stock (the “New GM Warrants,” and, together with the New GM Common Stock, the “New GM Securities”) to holders of Allowed General Unsecured Claims pro rata by the amount of such claims. Since such liquidation of the New GM Securities, distributions to holders of Allowed General Unsecured Claims consist entirely of cash distributions in lieu of New GM Securities. In addition, prior to the qualification by the Liquidation Order and the resulting subsequent liquidation of New GM Securities, the Plan provided that each holder of an Allowed General Unsecured Claim would obtain, in the form of GUC Trust Units (as defined below), a contingent right to receive, on a pro rata basis, additional shares of New GM Common Stock and New GM Warrants (if and to the extent such New GM Common Stock and New GM Warrants were not required for the satisfaction of previously Disputed General Unsecured Claims (as defined below), Term Loan Avoidance Action Claims (as defined below) or liquidation for the payment of the expenses of the GUC Trust) and cash, if any, remaining at the dissolution of the GUC Trust. Since the aforementioned liquidation of all New GM Securities previously held by the GUC Trust, the holders of GUC Trust Units have a contingent right to receive additional cash, in lieu of New GM Securities.

By order dated July 2, 2015 (the “Liquidation Order”), the Bankruptcy Court approved the conversion of the GUC Trust’s holdings of New GM Securities into cash. To effect such conversion, on July 7, 2015, the GUC Trust converted all of its holdings of New GM Warrants into New GM Common Stock in a cashless exercise. In total, the GUC Trust converted (i) 10,352,556 New GM Series A Warrants (defined below) into 7,407,155 shares of New GM Common Stock, and (ii) 10,352,556 New GM Series B Warrants (defined below) into 4,953,635 shares of New GM Common Stock. Thereafter, the GUC Trust sold all of its holdings of New GM Common Stock for net proceeds aggregating $741.7 million, having completed all such sales on August 5, 2015. As a result, all distributions by the GUC Trust thereafter in respect of any Allowed General Unsecured Claims (including in respect of the GUC Trust Units) will be made solely in cash. Pursuant to the Liquidation Order, the proceeds of such liquidations (net of applicable costs, fees, and expenses paid in respect thereof) were allocated to the beneficiaries of the GUC Trust on a pro rata basis in the following manner:

(a)	A GUC Trust beneficiary’s entitlement to a particular number of New GM Warrants that were exercised was converted into an entitlement to receive the number of shares of New GM Common Stock into which such New GM Warrants were exercised. Such conversions were 0.71549 shares of New GM Common Stock for each New GM Series A Warrant and 0.47849 shares of Common Stock for each New GM Series B Warrant; and

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

Following the liquidation described above, the GUC Trust has invested most of the proceeds in certain marketable securities as permitted under the GUC Trust Agreement. The amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries, including Dividend Cash, is referred to herein as Distributable Cash.

The GUC Trust is administered by Wilmington Trust Company, not in its individual capacity but solely in its capacity as the trust administrator and trustee (the “GUC Trust Administrator”). Among other rights and duties, subject to the terms, conditions and limitations set forth in the GUC Trust Agreement, the GUC Trust Administrator has the power and authority to hold, manage, sell, invest and distribute the assets comprising the GUC Trust corpus, consult with and retain professionals for the administration of the GUC Trust, prosecute and resolve objections to Disputed General Unsecured Claims, take all necessary actions to administer the wind-down of the affairs of the Debtors upon their dissolution, and upon such dissolution, resolve and satisfy, to the extent allowed, the Residual Wind-Down Claims (as defined below). The activities of the GUC Trust Administrator are overseen by FTI Consulting, Inc., solely in its capacity as monitor (the “GUC Trust Monitor”).

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

Pursuant to the GUC Trust Agreement, holders of Disputed General Unsecured Claims become entitled to receive a distribution of Distributable Cash from the GUC Trust if, and to the extent that, such Disputed General Unsecured Claims become Allowed General Unsecured Claims. Under the GUC Trust Agreement, the GUC Trust Administrator has the authority to file objections to such Disputed General Unsecured Claims and such claims may be prosecuted through alternative dispute resolution proceedings, including mediation and arbitration (“ADR Proceedings”), if appropriate. As of March 31, 2016, there was one remaining Disputed General Unsecured Claim of approximately $20.0 million, which was subject to pending objections filed by the GUC Trust. In addition, as of March 31, 2016, the GUC Trust held as reserves for Disputed General Unsecured Claims approximately $50.0 million in claim amount that is not associated with any particular claim but which has been set aside by the GUC Trust Administrator as a general claim contingency. See Note 4 under the heading “—Allowed and Disputed Claims” below.

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

As described above, pursuant to the Liquidation Order, during July and August 2015, all of the GUC Trust’s holdings of New GM Securities were liquidated and, following such liquidation, the GUC Trust’s Distributable Assets principally consist of Distributable Cash. Such Distributable Cash is substantially all invested in certain marketable securities as permitted under the GUC Trust Agreement.

Prior to the liquidation of all its holdings of New GM Common Stock, the GUC Trust received dividends on such New GM Common Stock aggregating $24.7 million. Such dividends are required to be applied to the same purpose as the New GM Common Stock to which such dividends relate. If the portion of Distributable Cash applicable to the proceeds from the liquidation of New GM Common Stock is distributed to holders of subsequently allowed Disputed General Unsecured Claims and GUC Trust Units, then the dividends relating to such Distributable Cash will also be distributed to such holders. If, however, Distributable Cash is appropriated in accordance with the GUC Trust Agreement to fund the costs and liabilities of the GUC Trust, then, in that case, the dividends relating to such Distributable Cash will be applied to such costs and liabilities of the GUC Trust and (just like the appropriated Distributable Cash) will be maintained as Other Administrative Cash (as defined below). Because such dividends are applied to the same purposes as the associated Distributable Cash, any references in this Form 10-K to Distributable Cash should be understood to include the dividends relating to such Distributable Cash, unless expressly indicated otherwise. The amount of cash and cash equivalents and marketable securities held by the GUC Trust that relates to dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust is referred to as Dividend Cash and is included in the amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries that is referred to herein as Distributable Cash (except to the extent of dividends relating to appropriated Distributable Cash that is classified as Other Administrative Cash following such appropriation).

Funding for GUC Trust Costs of Liquidation

The GUC Trust has incurred and will continue to incur certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (the “Administrative Fund”) for the purpose of paying certain fees and expenses (including certain tax obligations) incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for professionals retained by the GUC Trust), other than the Reporting Costs, as defined below (“Wind-Down Costs”). As of March 31, 2016, the remaining Administrative Fund aggregated $8.2 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount of the Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust (a substantial majority of which will likely not be incurred and, therefore, will likely be returned to the DIP Lenders), and such amount may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs. Cash or investments from the Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

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

The GUC Trust Agreement provides that, if the GUC Trust Administrator determines that the Administrative Fund is not sufficient to satisfy the current or projected Wind-Down Costs or the Initial Reporting Cash is not sufficient to satisfy the current or projected Reporting Costs, the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to set aside Distributable Cash from distribution for these purposes. The GUC Trust Administrator may then appropriate such Distributable Cash to fund the Wind-Down Costs and/or Reporting Costs with the required approval of the Bankruptcy Court. Distributable Cash that is set aside and/or appropriated in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and any appropriation of Distributable Cash (including related Dividend Cash) will be classified as “Other Administrative Cash” under the GUC Trust Agreement. The setting aside or appropriation of Distributable Cash, including Dividend Cash, itself is not, and has not been, reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust. Separate from this process of setting aside or appropriating Distributable Cash to satisfy unfunded projected costs and expenses of the GUC Trust, as a matter of financial reporting, the GUC Trust records a reserve in its Statement of Net Assets in Liquidation (the source of funding of which is not addressed therein) for all expected costs of liquidation for which there is a reasonable basis for estimation. For this reason, among others, there is not a direct relationship between the amount of such reserve reflected in the Statement of Net Assets in Liquidation and the amount of any Distributable Cash that is set aside or appropriated for current or projected costs and expenses of the GUC Trust. Adjustments to the Reserve for Expected Costs of Liquidation as reported in the Statement of Net Assets in Liquidation are recorded only when there is a reasonable basis for estimation of the expected incurrence of additional costs or a reduction in expected costs. For more information regarding the Reserves for Expected Costs of Liquidation reflected in the Statement of Net Assets in Liquidation, see Note 8.

Prior to the aforementioned liquidation of all New GM Securities in July and August 2015, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding purposes described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund the then current and projected costs and expenses of the GUC Trust. The March 2012 Bankruptcy Court order also authorized the sale of further New GM Securities aggregating $13.7 million for the purpose of funding certain fees, costs and expenses of the Avoidance Action Trust and the transfer of the sale proceeds to the Avoidance Action Trust (such sale proceeds were so transferred in May 2012). Prior to the aforementioned liquidation of all New GM Securities, sales of New GM Securities to fund projected Reporting Costs and Wind-Down Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and the Initial Reporting Cash (which amounts comprised part of the GUC Trust’s Other Administrative Cash). Such securities sold aggregated 1,043,801 shares of New GM Common Stock, 948,887 New GM Series A Warrants and 948,887 New GM Series B Warrants. In December 2015, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $12 million to fund the projected costs and expenses of the GUC Trust for calendar year 2016. Such appropriation reduced Distributable Cash and increased Other Administrative Cash. As of March 31, 2016, Other Administrative Cash aggregated $13.5 million. To the extent that any of the Other Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining Other Administrative Cash will be distributed by the GUC Trust to holders of the GUC Trust Units.

As of March 31, 2016, Distributable Cash of $47.1 million was set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2016, including $2.3 million set aside for potential income taxes on dividends received on holdings of New GM Common Stock and Investment Income as described below in “Funding for Potential Tax Liabilities on Dispositions of New GM Securities, Dividends on New GM Common Stock and Investment Income.” Accordingly, such Distributable Cash is not available for distribution to the beneficiaries of the GUC Trust Units. Set aside and/or appropriated Distributable Cash is reflected in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation until expended.

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

During the quarter ended March 31, 2016, the GUC Trust Administrator reviewed the current and potential Taxes on Distribution. As a result of such review, the GUC Trust Administrator determined that Distributable Cash of $107.5 million should be set aside for potential Taxes on Distribution for realized gains that are still subject to examination by the Internal Revenue Service and that are based on the tax basis of the New GM Securities on December 15, 2011, the date of transfer of record ownership of the New GM Securities from MLC to the GUC Trust. The GUC Trust Administrator intends to continue to reevaluate the amount of Distributable Cash set aside on a quarterly basis.

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

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2015, 2014 and 2013 with the Internal Revenue Service using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code and the statutory notification periods set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax return for the year ended March 31, 2015 and prior years have expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the years ended March 31, 2015 and prior years are no longer subject to examination by the Internal Revenue Service. However, remaining capital loss carryovers that were generated in those years, combined with net capital gains generated in the year ended March 31, 2016, from the new tax position, which aggregate $182.4 million, along with net operating loss carryovers generated through March 31, 2016 aggregating $101.5 million, could be subject to examination by the Internal Revenue Service in subsequent years when those losses are utilized.

In contrast to the GUC Trust’s financial statements, as a conservative measure, the calculation of the “set aside” Distributable Cash for potential Taxes on Distribution utilizes the prior tax position rather than the new tax position to the extent that the GUC Trust’s liability for Taxes on Distribution has not been finally determined in accordance with Section 505(b) of the Bankruptcy Code or the new tax position has not been sustained on examination by the Internal Revenue Service. Accordingly, the potential tax liability for the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2016 and subsequent years is calculated, for purposes of the “set aside” of Distributable Cash for potential Taxes on Distribution, using the prior tax position rather than the new tax position. In addition, the “set aside” calculation does not recognize any reductions related to remaining net operating loss carryovers or capital loss carryovers for losses on distributions or sales of New GM Securities that are attributable to the March 31, 2015 tax year or prior tax years, until such carryovers are utilized and such utilization is finally determined in accordance with Section 505(b) of the Bankruptcy Code or the new tax position has been sustained on examination by the Internal Revenue Service.

For additional information, see “Net Assets in Liquidation—Distributable Cash Set Aside from Distribution” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) above.

Residual Wind-Down Claims and Costs

Upon the dissolution of the Debtors, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining disputed administrative expenses, priority tax claims, priority non-tax claims and secured claims (the “Residual Wind-Down Claims”). On December 15, 2011, under the Plan, the Debtors transferred to the GUC Trust an amount of assets necessary (the “Residual Wind-Down Assets”) to satisfy the ultimate allowed amount of such Residual Wind-Down Claims (including certain reasonable litigation defense costs related to the Term Loan Avoidance Action (the “Avoidance Action Defense Costs”)), as estimated by the Debtors, and the costs, fees and expenses relating to satisfying and resolving the Residual Wind-Down Claims (the “Residual Wind-Down Costs”). The Residual Wind-Down Assets initially aggregated approximately $42.8 million (which amount consisted of approximately $40.0 million in cash, including approximately $1.4 million designated for the payment of Avoidance Action Defense Costs, and the transferred benefit of approximately $2.8 million in prepaid expenses). Should the Residual Wind-Down Costs and the Residual Wind-Down Claims be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. If, at any time, the GUC Trust Administrator determines that the Residual

Wind-Down Assets are not adequate to satisfy the Residual Wind-Down Claims (including the actual amount of Avoidance Action Defense Costs) and Residual Wind-Down Costs, such costs will be satisfied by Other Administrative Cash. If there is no remaining Other Administrative Cash, the GUC Trust Administrator is authorized to, with GUC Trust Monitor approval, set aside and, with Bankruptcy Court approval, appropriate Distributable Cash to cover the shortfall. To the extent that Distributable Cash is set aside and/or appropriated to obtain funding to complete the wind-down of the Debtors, such Distributable Cash will not be available for distribution to the beneficiaries of the GUC Trust. Therefore, the amount of Residual Wind-Down Claims and Residual Wind-Down Costs could reduce the assets of the GUC Trust available for distribution. The setting aside or appropriation of Distributable Cash (including Dividend Cash) itself is not reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust. Rather, such set aside or appropriated Distributable Cash (including Dividend Cash) is reflected in cash and cash equivalents and marketable securities in the accompanying Statement of Net Assets in Liquidation until expended. After the GUC Trust has concluded its affairs, any funds remaining that were obtained from the sale of New GM Securities or appropriation of Distributable Cash to fund the wind-down process or the resolution and satisfaction of the Residual Wind-Down Claims will be distributed to the holders of the GUC Trust Units.

The amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $10.6 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. It is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise to be paid from the other remaining Residual Wind-Down Assets and, following the depletion of such assets, the Administrative Fund (to the extent of any excess amounts remaining in the Administrative Fund from the funds designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust), Other Administrative Cash or the appropriation of Distributable Cash. As of March 31, 2016, Residual Wind-Down Assets aggregating $22.0 million were held by the GUC Trust and were recorded in cash and cash equivalents and marketable securities in the accompanying Statement of Net Assets in Liquidation as of March 31, 2016. By comparison, there were approximately $0.5 million in Residual Wind-Down Claims against such assets as of March 31, 2016, subject to increase for new Residual Wind-Down Claims that are expected to arise for Avoidance Action Defense Costs.

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) $1.4 million in respect of certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC (the “Indenture Trustee / Fiscal and Paying Agent Costs”), and (ii) $2.0 million in respect of Reporting Costs. The funds received were credited to the reserve for expected costs of liquidation. Any unused portion of the funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of March 31, 2016, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs held by the GUC Trust approximated $0.3 million and are recorded in cash and cash equivalents in the accompanying Statement of Net Assets in Liquidation.

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

The GUC Trust beneficiaries are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. As both Disputed General Unsecured Claims are resolved and allowed and Term Loan Avoidance Action Claims are resolved by the Avoidance Action Trust, such claims thereby become Allowed General Unsecured Claims and the holders thereof become entitled to receive liquidating distributions of Distributable Cash (including Dividend Cash) and GUC Trust Units pro rata by the amount of such claims. Upon such occurrence, the GUC Trust incurs an obligation to distribute Distributable Cash and, accordingly, liquidating distributions payable are recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) that the GUC Trust is obligated to distribute as of the end of the period in which the Disputed General Unsecured Claims and Term Loan Avoidance Action Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent that potential additional Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2, liquidating distributions payable would be recorded for the Distributable Cash (including the related Dividend Cash), that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence. Prior to the resolution and allowance of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims, liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims. Rather, the beneficial interests of GUC Trust beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the financial statements.

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

Marketable Securities and Accrued Investment Income on Marketable Securities

Marketable securities at March 31, 2016 consist of short-term investments in U.S. Treasury bills and U.S. government agency securities. Marketable securities at March 31, 2015 consist of short-term investments in corporate commercial paper and municipal government commercial paper and variable demand notes. The GUC Trust has valued these securities at fair value based on carrying value for U.S. Treasury bills and municipal and corporate commercial paper where carrying value approximates fair value, par value for variable demand notes where par value equals fair value, and based on pricing models, quoted market prices of securities with similar characteristics or broker quotes for U.S. government agency securities. Beginning in the quarter ended June 30, 2014, estimated investment income expected to be received on short-term investments in marketable securities is accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation exists.

Holdings of New GM Securities and Accrued Dividends on New GM Common Stock

Holdings of New GM Securities at March 31, 2015 represent the GUC Trust’s holdings of New GM Securities that were then held for future distribution in respect of Allowed General Unsecured Claims and the GUC Trust Units, and include amounts that were previously set aside from distribution to fund potential administrative costs and income tax liabilities (including Taxes on Distribution, Dividend Taxes and Investment Income Taxes). The securities held consisted of shares of New GM Common Stock and New GM Warrants. As described above in Note 1, pursuant to the Liquidation Order, the GUC Trust liquidated all of its holdings of New GM Securities during July and August 2015. The GUC Trust valued its holdings in the securities at their fair value based on quoted closing market prices as of the last trading day of the fiscal year.

Beginning in the quarter ended June 30, 2014 and through the quarter ended March 31, 2015, estimated dividends expected to be received on holdings of New GM Common Stock were accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation existed. During the quarter ended June 30, 2015, based on a determination that it would be in the best interests of Trust Beneficiaries, the GUC Trust made a determination to file a motion with the Bankruptcy Court seeking authority to liquidate all or substantially all of the GUC Trust’s holdings of New GM Securities. Such motion was approved by the Bankruptcy Court in the Liquidation Order described above in Note 1 and all of the GUC Trust’s holdings of New GM Securities were liquidated in July and August 2015. As a result, the GUC Trust no longer expected to receive dividends on New GM Common Stock and previously accrued estimated future dividends (net of dividends received in June 2015) were reversed in the quarter ended June 30, 2015.

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

Other Assets and Deposits

Other assets and deposits consist principally of accrued investment income, prepaid expenses and retainers for professionals.

Accounts Payable and Other Liabilities

Accounts payable and other liabilities represent amounts due to professionals, other service providers, and vendors for services rendered or goods received through the end of the period.

Reserves for Residual Wind-Down Claims and Residual Wind-Down Costs

Upon the dissolution of MLC, which occurred on December 15, 2011, the GUC Trust became responsible for resolving and satisfying (to the extent allowed) all remaining Residual Wind-Down Claims. On the date of dissolution of the Debtors, the Debtors transferred to the GUC Trust Residual Wind-Down Assets in an amount necessary to satisfy the ultimate allowed amount of such Residual Wind-Down Claims (including certain Avoidance Action Defense Costs) and the Residual Wind-Down Costs, as estimated by the Debtors. Should the Residual Wind-Down Claims and the Residual Wind-Down Costs be less than the Residual Wind-Down Assets, any excess funds will be returned to the DIP Lenders. If, collectively, the actual amounts of Residual Wind-Down Claims (including certain Avoidance Action Defense Costs) allowed and the Residual Wind-Down Costs exceed the Residual Wind-Down Assets, the GUC Trust Administrator may be required to set aside from distribution and appropriate Distributable Cash to fund the shortfall. Any such sale of securities would reduce the amount of Distributable Cash (including Dividend Cash) available for distribution to holders of GUC Trust Units.

Reserves for Expected Costs of Liquidation

Under the liquidation basis of accounting, the GUC Trust is required to estimate and accrue the costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs, described as Wind-Down Costs and Reporting Costs in Note 2, consist principally of professional fees, costs of governance, and other administrative expenses. These amounts may vary significantly due to, among other things, the time and effort required to complete all distributions under the Plan. The GUC Trust has recorded reserves for expected costs of liquidation that represent estimated costs to be incurred over the remaining liquidation period of the GUC Trust for which there is a reasonable basis for estimation. The amount of liquidation costs that will ultimately be incurred depends both on the period of time and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of March 31, 2016, such remaining liquidation period extends through October 2017 and has been estimated predominantly on a probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust. It is possible that future developments in the Term Loan Avoidance Action could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond October 2017.

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

The process of recording reserves for expected costs of liquidation as a matter of financial reporting is separate and distinct from the process by which Distributable Cash is set aside from distribution for the purposes of funding projected costs of liquidation. Such projected costs are generally estimated on a more conservative (i.e., more inclusive) basis and include contingencies that are not permitted to be accrued in reserves for expected costs of liquidation under applicable U.S. GAAP. For a more complete description of the process of setting aside Distributable Cash to fund projected costs and potential liabilities of the GUC Trust, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Assets in Liquidation” under the heading “—Distributable Cash Set Aside from Distribution” above.

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

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust professionals. The GUC Trust’s tax liability with respect to its federal income tax returns for the year ended March 31, 2015 and all prior years are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, remaining capital loss carryovers that were generated in those years from the new tax position, combined with net capital gains generated in the year ended March 31, 2016, which aggregate $182.4 million, along with net operating loss carryovers generated through March 31, 2016 aggregating $101.5 million, could be subject to examination by the Internal Revenue Service in subsequent years when those losses are utilized. As of March 31, 2016, there are no known items which would result in a significant accrual for uncertain tax positions.

The process of recognizing deferred tax assets and liabilities and any current income taxes payable as a matter of financial reporting is separate and distinct from the process by which Distributable Cash is set aside from distribution for the purposes of funding potential income tax liabilities. Such potential income tax liabilities are generally estimated on a more conservative (i.e., more inclusive) basis and include amounts of potential income tax liabilities beyond the amounts that are permitted to be recorded under applicable accounting standards. For a more complete description of the process of setting aside Distributable Cash to fund projected costs and potential income tax liabilities of the GUC Trust, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Assets in Liquidation” under the heading “—Distributable Cash Set Aside from Distribution” above.

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

Recent Accounting Standards

Changes to U.S. GAAP are made by the FASB in the form of accounting standards updates (ASU’s) to the FASB’s Accounting Standards Codification. The GUC Trust considers the applicability and impact of all ASU’s. ASU’s not noted herein were assessed and determined to be not applicable.

4. Net Assets in Liquidation

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. Assets of the GUC Trust consisting primarily of Distributable Cash (including Dividend Cash) as described in Note 1 are available to be distributed to the Trust Beneficiaries (“GUC Trust Distributable Assets”) in accordance with the Plan and the GUC Trust Agreement, except to the extent that they are set aside or appropriated for funding the expected costs of liquidation and potential income tax liabilities of the GUC Trust. The amounts of net assets in liquidation presented in the accompanying Statements of Net Assets in Liquidation correspond to the amounts of GUC Trust Distributable Assets as of the respective dates, after certain adjustments including reductions for the amounts of set aside Distributable Cash and any appropriated Distributable Cash. As of March 31, 2016, GUC Trust Distributable Assets aggregated approximately $464.3 million. For additional information, see “Net Assets in Liquidation—Distributable Assets” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) above.

Cash and Cash Equivalents and Marketable Securities

As of March 31, 2016 and 2015, cash and cash equivalents and marketable securities aggregated $665.5 million and $68.4 million and are comprised of the following:

(in thousands)
	2016	2015
Distributable Cash (including associated Dividend Cash)	$620,866	$17,034
Residual Wind-Down Assets	22,003	28,158
Other Administrative Cash	13,533	14,477
Administrative Fund	8,226	8,258
Funds for Indenture Trustee/Fiscal Paying Agent Costs	311	373
Other	594	127

Total	$665,533	$68,427

As described in Note 5, as of March 31, 2016, the GUC Trust had accrued liquidating distributions payable aggregating $6.2 million. Such amount includes $4.3 million of Distributable Cash that was distributable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets as of March 31, 2016. In addition, as of March 31, 2016, the amount of Distributable Cash reflected in the table above includes $47.1 million of amounts set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2016 (including $2.3 million for projected Dividend Taxes and Investment Income Taxes) and Distributable Cash of $107.5 million set aside for potential Taxes on Distribution. The aggregate amount of Distributable Cash which was pending distribution or was set aside and was not available for distribution at March 31, 2016 was $160.8 million.

Potential Recovery in New GM Shareholder Class Action Proposed Settlement

As described in Part I, Item 3, “Legal Proceedings,” the GUC Trust has filed a proof of claim with the settlement administrator in connection with a proposed settlement of a class action against New GM. The amount of potential recovery for the GUC Trust, if any, from such proposed settlement is not estimable at this time.

Accrued Dividends on Holdings of New GM Common Stock

As of March 31, 2015, the GUC Trust accrued approximately $22.4 million in estimated dividends expected to be declared by New GM in the future and received by the GUC Trust on its holdings of New GM Common Stock over its estimated remaining liquidation period. Subsequent thereto, based on a determination that it would be in the best interests of Trust Beneficiaries, the GUC Trust made the determination to file a motion with the Bankruptcy Court seeking authority to liquidate all or substantially all of the GUC Trust’s holdings of New GM Securities. Such motion was approved by the Bankruptcy Court in the Liquidation Order described above and all of the GUC Trust’s holdings of New GM Securities were liquidated in July and August 2015. Accordingly, the GUC Trust no longer expected to receive dividends on New GM Common Stock. Accordingly, the accrued dividends as of March 31, 2015 (net of dividends received in June 2015) were reversed and no accrual of dividends has been made since March 31, 2015.

Trust Units

As described in Note 1, under the Plan, each holder of an Allowed General Unsecured Claim retains a contingent right to receive, on a pro rata basis, additional Distributable Cash (if and to the extent not required for the satisfaction of previously Disputed General Unsecured Claims or potential Term Loan Avoidance Action Claims, or appropriation for the payment of the expenses or income tax liabilities of the GUC Trust). The GUC Trust issues units representing such contingent rights (“GUC Trust Units”) at the rate of one GUC Trust Unit per $1,000 of Allowed General Unsecured Claims to each holder of an Allowed General Unsecured Claim, subject to rounding pursuant to the GUC Trust Agreement, in connection with the initial recognition of each Allowed General Unsecured Claim.

As described in “Critical Accounting Policies and Estimates—Income Taxes” in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) above, the GUC Trust is considered to be a Disputed Ownership Fund pursuant to Treasury Regulation Section 1.468B-9. Pursuant to Treasury Regulation Section 1.468B-9(c)(6), upon the termination of the GUC Trust, certain capital losses and net operating losses may be distributable to current or previous holders of GUC Trust Units. At this time, the amount of such losses that may be distributed is not determinable, the timing of such a distribution is dependent on a number of factors affecting the life of the GUC Trust and its termination date, and who is entitled to receive such a distribution is not currently known. The GUC Trust has initiated discussions with the Internal Revenue Service to get clarification on some of these issues, but, at this time, it is highly uncertain whether or not the Internal Revenue Service will provide the necessary guidance, or whether the GUC Trust will continue those discussions with the Internal Revenue Service.

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

The following presents the changes during the years ended March 31, 2016, 2015 and 2014 in the numbers of GUC Trust Units outstanding or for which the GUC Trust was obligated to issue:

	Year Ended March 31, 2016	Year Ended March 31, 2015	Year Ended March 31, 2014
Outstanding or issuable at beginning of year	31,853,702	31,853,702	30,227,314
Issued during the year (1)	56	10,326	1,644,941
Less: Issuable at beginning of year (2)	—	(10,326)	(28,879)
Add: Issuable at end of year (2)	—	—	10,326

Outstanding or issuable at end of year (3)	31,853,758	31,853,702	31,853,702

(1)	Of the 1,644,941 GUC Trust Units issued during the year ended March 31, 2014, 1,550,000 related to the Special Nova Scotia Distribution applicable to the Nova Scotia Settlement described in Note 5.
(2)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal year.
(3)	The number of GUC Trust Units outstanding at any time represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units.

Allowed and Disputed Claims

The total cumulative pro rata liquidating distributions ultimately received by Trust Beneficiaries is dependent upon the current amount of Allowed General Unsecured Claims and final resolution of outstanding Disputed General Unsecured Claims and Term Loan Avoidance Action Claims (as described in Note 2). Disputed General Unsecured Claims at March 31, 2016 reflect claim amounts at their originally filed amounts, a court ordered distribution “set aside” for certain claims filed without a claim amount and other adjustments as ordered by the court or permitted by the Plan. The Disputed General Unsecured Claims may settle at amounts that differ significantly from these amounts and at amounts that differ significantly from the historical pattern at which claims have been settled and allowed in proportion to claims resolved and disallowed. As described in Note 1, prior to the resolution and allowance of Disputed General Unsecured Claims and any recoveries on Term Loan Avoidance Action Claims by the Avoidance Action Trust that thereby arise as Allowed General Unsecured Claims, liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims or potential Term Loan Avoidance Action Claims. Liquidating distributions payable are recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) to be distributed as of the end of the period in which the Disputed General Unsecured Claims and Term Loan Avoidance Action Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential additional Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2, liquidating distributions payable would be recorded in the amount of Distributable Cash that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence.

The following table presents a summary of activity with respect to the Allowed and Disputed General Unsecured Claims and Term Loan Avoidance Action Claims for the years ended March 31, 2016 and 2015:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claim Amount (2)
Total, March 31, 2014	$31,853,630	$79,500	$1,500,000	$1,579,500	$33,433,130
New Allowed General Unsecured Claims	—	—	—	—	—
Disputed General Unsecured Claims resolved or disallowed	—	(9,500)	—	(9,500)	(9,500)

Total, March 31, 2015	31,853,630	70,000	1,500,000	1,570,000	33,423,630
New Allowed General Unsecured Claims	55	—	—	—	55
Disputed General Unsecured Claims resolved or disallowed	—	—	(55)	(55)	(55)

Total, March 31, 2016	$31,853,685	$70,000	$1,499,945	$1,569,945	$33,423,630

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

During the year ended March 31, 2016, the Avoidance Action Trust reached settlements with certain defendants to the Term Loan Avoidance Action resulting in recoveries to the Avoidance Action Trust of approximately $55,000. As a result, corresponding Term Loan Avoidance Action Claims arose and were allowed by the GUC Trust pursuant to the Plan.

5. Liquidating Distributions

Liquidating distributions in the years ended March 31, 2016, 2015 and 2014 consisted of the following:

(in thousands)	2016	2015	2014
Distributions during the year	$130,248	$244,326	$1,180,208
Less: Liquidating distributions payable at beginning of year	(7,714)	(42,111)	(16,555)
Add: Liquidating distributions payable at end of year	6,213	7,714	42,111

Total	$128,747	$209,929	$1,205,764

The distributions during the year ended March 31, 2016 consisted of (1) distributions to holders of GUC Trust Units for excess distributions payable, (2) distributions to holders of Allowed General Unsecured Claims whose claims were newly allowed during the quarter ended December 31, 2015 and (3) distributions to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements. The distributions to holders of GUC Trust Units during the year ended March 31, 2016 resulted primarily from the release of distributable assets of the GUC Trust that were previously set aside in respect of potential Taxes on Distribution following the liquidation of the New GM Securities.

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

The distributions during the year ended March 31, 2014, consisted of (1) the Special Nova Scotia Distribution (as defined below), (2) the Special Excess Distribution (as defined below), (3) distributions to holders of Resolved Disputed Claims (exclusive of the Nova Scotia Distribution) and (4) distributions to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements.

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

The GUC Trust was obligated as of March 31, 2016 to distribute Distributable Cash of $6.2 million and as of March 31, 2015 to distribute 93,114 shares of New GM Common Stock, 84,570 of New GM Series A Warrants, and 84,570 of New GM Series B Warrants in the aggregate to the following: (1) holders of GUC Trust Units for excess distributions payable and (2) certain holders of Allowed General Unsecured Claims who had not then satisfied certain informational requirements necessary to receive these securities. In addition, as of March 31, 2015, cash of $0.2 million was then distributable as follows: (a) for Dividend Cash associated with the New GM Common Stock that the GUC Trust was obligated to distribute, (b) to governmental entities which are precluded by applicable law from receiving distributions of New GM Securities, and (c) for distributions in lieu of fractional shares and warrants.

6. Holdings of New GM Securities at March 31, 2015

As described in Note 1, pursuant to the Liquidation Order, during July and August 2015, all of the GUC Trust’s holdings of New GM Securities were liquidated and substantially all of the proceeds have been invested in certain marketable securities. As of March 31, 2015, the then Holdings of New GM Securities, at fair value, consisted of the following:

	March 31, 2015
	Number	Fair Value (in thousands)
New GM Common Stock	11,390,701	$427,151
New GM Series A Warrants	10,354,971	287,351
New GM Series B Warrants	10,354,971	203,475

Total		$917,977

As described in Note 5, as of March 31, 2015, the GUC Trust had accrued liquidating distributions payable of $7.7 million in respect of New GM Securities and cash of $0.2 million then distributable. As a result, the numbers of New GM Securities reflected above include shares and warrants for which liquidating distributions were then pending. As of March 31, 2015, these securities for which distributions were then pending aggregated 93,114 shares of New GM Common Stock, 84,570 Series A Warrants, and 84,570 Series B Warrants.

As of March 31, 2015, the number of common stock shares and warrants in the table above also includes New GM Securities aggregating $67.5 million (excluding related Dividend Cash) reserved, or set aside, for projected GUC Trust fees, costs and expenses to be incurred beyond 2015 (including $19.4 million for projected Dividend Taxes) and $297.2 million (excluding related Dividend Cash) of New GM Securities reserved, or set aside, for potential Taxes on Distribution. As a result, as of March 31, 2015, the numbers of New GM Securities in the table above include an aggregate of 4,525,790 shares of New GM Common Stock, 4,114,331 New GM Series A Warrants, and 4,114,331 New GM Series B Warrants which have been so set aside.

Set forth below are the aggregate number and fair value of all such shares and warrants which were pending distribution or were set aside and were not available for distribution at March 31, 2015.

	March 31, 2015
	Number	Fair Value (in thousands)
New GM Common Stock	4,618,904	$173,209
New GM Series A Warrants	4,198,901	116,520
New GM Series B Warrants	4,198,901	82,508

Total		$372,237

7. Fair Value Measurements

Accounting standards require certain assets and liabilities be reported at fair value in the financial statements and provide a framework for establishing that fair value. The framework for determining fair value is based on a hierarchy that prioritizes the inputs and valuation techniques used to measure fair value. The Trust’s Cash Equivalents, Marketable Securities, Holdings of New GM Securities (at March 31, 2015 only) and Liquidating Distributions Payable are presented as provided by this hierarchy.

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

Level 3—Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs at March 31, 2016 and 2015.

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

The following table presents information about the GUC Trust’s assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and 2015, and the valuation techniques used by the GUC Trust to determine those fair values.

	March 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1,835	$—	$—	$1,835
Marketable Securities:
U.S. Treasury bills	—	655,121	—	655,121
U.S. government agency securities	—	6,002	—	6,002

Total Assets	$1,835	$661,123	$—	$662,958

Liabilities:
Liquidating distributions payable	$6,213	$—	$—	$6,213

	March 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$19,150	$—	$—	$19,150
Marketable Securities:
Municipal commercial paper and demand notes	—	12,064	—	12,064
Corporate commercial paper	—	18,880	—	18,880
Holdings of New GM Securities:
New GM Common Stock	427,151	—	—	427,151
New GM Warrants	490,826	—	—	490,826

Total Assets	$937,127	$30,944	$—	$968,071

Liabilities:
Liquidating distributions payable	$7,714	$—	$—	$7,714

The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value:

•	Due to its short-term, liquid nature, the fair value of cash equivalents approximates its carrying value.

•	Marketable securities at March 31, 2016 consist of U.S. Treasury bills and U.S. government agency securities. Marketable securities at March 31, 2015 consist of municipal commercial paper and variable demand notes and corporate commercial paper. Due to their short-term maturities, the fair value of U.S. Treasury bills and corporate and municipal commercial paper approximates their carrying value. The fair value of U.S. government agency securities is based on pricing models, quoted prices of securities with similar characteristics, or broker quotes. Municipal variable demand notes trade daily at par value and, therefore, their fair value is equal to par value.

•	Holdings of New GM Securities at March 31, 2015 were valued at closing prices reported on the active market on which the securities are traded.

•	Liquidating distributions payable at March 31, 2016 are valued at the amount of cash that the GUC Trust is obligated to distribute. Liquidating distributions payable at March 31, 2015 are valued at closing prices of New GM Securities reported on the active market on which the securities are traded.

The GUC Trust’s policy is to recognize transfers between levels of the fair value hierarchy as of the actual date of the event of change in circumstances that caused the transfer. There were no such transfers during the years ended March 31, 2016 and 2015.

8. Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims

The following is a summary of the activity in the reserves for expected costs of liquidation for the years ended March 31, 2016, 2015 and 2014:

(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Avoidance Action Defense Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2013	$38,043	$20,442	$499	$898	$1,631	$61,513
Less reductions in reserves	(3,843)	(4,067)	—	—	—	(7,910)
Less liquidation costs incurred:
Trust Professionals	(7,736)	(2,013)	—	(898)	(373)	(11,020)
Trust Governance	(3,888)	(1,799)	(35)	—	—	(5,722)
Other Administrative Expenses	(47)	(328)	—	—	—	(375)

Balance, March 31, 2014	22,529	12,235	464	—	1,258	36,486
Plus additions to reserves	8,962	413	—	—	—	9,375
Less liquidation costs incurred:
Trust Professionals	(6,834)	(1,870)	—	—	(35)	(8,739)
Trust Governance	(3,537)	(1,801)	(100)	—	—	(5,438)
Other Administrative Expenses	(31)	(375)	—	—	—	(406)

Balance, March 31, 2015	21,089	8,602	364	—	1,223	31,278
Plus additions to reserves	5,592	2,119	—	—	—	7,711
Less liquidation costs incurred:
Trust Professionals	(5,625)	(2,291)	—	—	(11)	(7,927)
Trust Governance	(3,438)	(1,800)	(71)	—	—	(5,309)
Other Administrative Expenses	(891)	(251)	—	—	—	(1,142)

Balance, March 31, 2016	$16,727	$6,379	$293	$—	$1,212	$24,611

During the year ended March 31, 2016, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased by $5.6 million and $2.1 million, respectively. During the year ended March 31, 2015, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs increased by $9.0 million and $0.4 million, respectively. During the year ended March 31, 2014, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs decreased by $3.8 million and $4.1 million, respectively. Such revisions in the estimates were recorded as additions to (reductions in) the reserves for expected costs of liquidation in such years. The GUC Trust has recorded reserves for expected costs of liquidation that represent amounts expected to be incurred over the estimated remaining liquidation period of the GUC Trust for which there was a reasonable basis for estimation.

The amount of liquidation costs that will ultimately be incurred depends both on the time period and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of March 31, 2016, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through October 2017, which has been estimated predominately on a probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust. It is possible that future developments in the Term Loan Avoidance Action could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond October 2017. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period could change in the near term.

As described in Part I, Item 3, “Legal Proceedings,” the GUC Trust is participating, as an interested party, in litigation involving certain General Motors vehicle recalls. While unlikely at this time, it is possible that such litigation could extend the remaining liquidation period of the GUC Trust beyond October 2017.

The following is a summary of the activity in the reserves for Residual Wind-Down Claims for the years ended March 31, 2016, 2015 and 2014:

(in thousands)	2016	2015	2014
Balance, beginning of year	$25,406	$28,698	$30,855
Less claims allowed during the year	(6,661)	(3,292)	(2,157)

Balance, end of year	$18,745	$25,406	$28,698

9. Income Tax Benefit

There was no current tax benefit or provision for the years ended March 31, 2016, 2015 and 2014 due to cumulative net operating and capital losses, and no income taxes have been paid by the GUC Trust. There also was no deferred tax benefit or provision for the years ended March 31, 2016 and 2015 as a result of the establishment of a full valuation allowance against net deferred tax assets at the beginning and end of such periods. The income tax benefit in the Statement of Changes in Net Assets in Liquidation for year ended March 31, 2014 was determined by computing the deferred tax provision using the GUC Trust’s statutory tax rate of 39.6% that became effective on April 1, 2013.

Deferred taxes in the accompanying Statement of Net Assets in Liquidation at March 31, 2016 and 2015 are comprised of the following components:

(in thousands)	2016	2015
Deferred tax assets:
Reserves for expected costs of liquidation	$9,421	$10,066
Net operating and capital loss carryovers	112,442	108,227

Gross deferred tax assets	121,863	118,293
Less: Valuation allowance	(121,486)	(35,966)

Deferred tax asset, net of valuation allowance	377	82,327
Deferred tax liabilities:
Fair value in excess of tax basis of holdings of New GM Securities	(—)	(71,560)
Accrued investment income	(377)	(10,767)

Gross deferred tax liabilities	(377)	(82,327)

Net deferred taxes	$—	$—

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

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2015, 2014 and 2013 with the Internal Revenue Service using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code, and the statutory notification period set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2015 and prior years has expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2015 and prior years are no longer subject to examination by the Internal Revenue Service. However, remaining capital loss carryovers that were generated in those years, combined with net capital gains generated in the year ended March 31, 2016, from the new tax position, which aggregate $182.4 million, along with net operating loss carryovers generated through March 31, 2016 aggregating $101.5 million, could be subject to examination by the Internal Revenue Service in subsequent years when those losses, if any, are utilized. The capital loss carryovers begin to expire on March 31, 2017 and the net operating loss carryovers begin to expire on March 31, 2032. These loss carryovers in the aggregate result in a deferred tax asset of $112.4 million (reflected in the table above).

A full valuation allowance against net deferred tax assets aggregating $121.5 million and $36.0 million was established as of March 31, 2016 and 2015, respectively, because the deferred tax assets are not realizable. The valuation allowance increased by $85.5 million and decreased by $35.2 million during the years ended March 31, 2016 and 2015, respectively.

10. Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and will continue to receive certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company, as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the years ended March 31, 2016, 2015 and 2014.

In addition, Wilmington Trust Company has also entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. The fees and commissions charged by Wilmington Trust Company and its affiliates pursuant to these arrangements are consistent with the standard fees and commissions charged by Wilmington Trust Company to unrelated third-parties in negotiated transactions. During the years ended March 31, 2016, 2015 and 2014, the total amount of such fees and commissions was approximately $235,000, $35,000, and $53,000, respectively.

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

The GUC Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities and Exchange Act of 1934, as amended). During the fiscal period covered by this report, the management of the GUC Trust, with the participation of a Vice President of the GUC Trust Administrator, conducted an evaluation of the effectiveness of its internal control over financial reporting, based on the framework in “Internal Control– Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the GUC Trust’s management has concluded that, as of March 31, 2016, the GUC Trust’s internal control over financial reporting was effective. This annual report does not include an auditor’s attestation report regarding internal control over financial reporting, because the GUC Trust is a non-accelerated filer and is therefore not subject to such auditor attestation requirements under applicable rules of the Securities and Exchange Commission.

Aside from improvements made in connection with the documentation and testing of internal control over financial reporting as part of the foregoing evaluation, during the fiscal year ended March 31, 2016, no other change occurred that materially affected, or is reasonably likely to materially affect, the GUC Trust’s internal control over financial reporting.

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

Pursuant to the No Action Letter, in response to Item 401 of Regulation S-K, this Form 10-K includes disclosure relating to certain individuals who are employed by the GUC Trust Administrator and GUC Trust Monitor, respectively, in a leadership capacity with respect to the administration by the GUC Trust Administrator and the monitorship by the GUC Trust Monitor, respectively, with regard to the GUC Trust:

•	David Allen Vanaskey, Jr., 51, is a vice-president in the Capital Markets Division of Wilmington Trust Company. At Wilmington Trust Company, he has management and account responsibilities in asset financing, equipment financing and restructuring and default products. David Vanaskey has worked in the financial services industry for over 26 years. He has specialized in asset securitizations, equipment financings, corporate lending and project finance transactions. He has participated in Chapter 11 restructurings, creditor committee participation, liquidations, and disbursements. Most recently he was the Indenture Trustee in the General Motors unsecured public debt transactions and chaired the committee for unsecured creditors in the General Motors bankruptcy.

•	Conor P. Tully, 44, is a senior managing director in the Corporate Finance/Restructuring practice of FTI Consulting, Inc. Mr. Tully has more than 21 years of experience in providing clients with strategic planning, merger and acquisition advisory and business advisory services in both distressed and healthy company situations. For the past 18 years, Mr. Tully has specialized in providing restructuring services to companies, financial institutions and creditors in the troubled company environment, including both formal Chapter 11 proceedings and out-of-court workout situations. Mr. Tully’s industry experience includes the automotive, financial services, consumer products, telecom, metals, energy and manufacturing industries. Prior to joining FTI Consulting, Inc. in October, 2004, Mr. Tully was a director in the restructuring practice of Ernst & Young Corporate Finance LLC. Mr. Tully holds a B.A. in accountancy from Manhattan College. He is a certified public accountant, a certified insolvency and restructuring advisor, a certified turnaround professional, and is accredited in business valuation. Mr. Tully is also a member of the American Bankruptcy Institute, the American Institute of Certified Public Accountants, the Association of Insolvency and Restructuring Advisors, and the Turnaround Management Association.

Item 11.	Executive Compensation.

Under the GUC Trust Agreement, the GUC Trust Administrator is entitled to receive fair and reasonable compensation for its services, to be paid out of the Administrative Fund in accordance with the Budget prior to the final distribution date. The GUC Trust Administrator is entitled, without the need for approval of the Bankruptcy Court, to reimburse itself from the Administrative Fund on a monthly basis for such compensation and all reasonable out-of-pocket expenses actually incurred in the performance of duties in accordance with the GUC Trust Agreement and the Budget. In addition, to the extent the Administrative Fund is not sufficient to provide the GUC Trust Administrator with fair and reasonable compensation for its services or for reasonable out-of-pocket expenses, the GUC Trust Administrator will be paid out of the Other Administrative Cash in accordance with Section 6.1 of the GUC Trust Agreement. During the fiscal year ended March 31, 2016, the GUC Trust Administrator received compensation of approximately $3.4 million under the GUC Trust Agreement and expense reimbursements of approximately $22,000.

Under the GUC Trust Agreement, the GUC Trust Monitor is entitled to receive fair and reasonable compensation for its services, to be paid out of the Administrative Fund, in accordance with the Budget. The GUC Trust Monitor is entitled, without the need for approval of the Bankruptcy Court, to direct the GUC Trust Administrator to reimburse the GUC Trust Monitor from the Administrative Fund on a monthly basis, for such compensation and all reasonable out-of-pocket expenses actually incurred in the performance of duties in accordance with the GUC Trust Agreement, consistent with the Budget prepared pursuant to Section 6.4 of the GUC Trust Agreement. In addition, to the extent the Administrative Fund is not sufficient to provide the GUC Trust Monitor with fair and reasonable compensation for its services or for reasonable out-of-pocket expenses, it will be paid out of the Other Administrative Cash in accordance with Section 6.1 of the GUC Trust Agreement. During the fiscal year ended March 31, 2016, the GUC Trust Monitor received compensation of approximately $1.7 million under the GUC Trust Agreement and expense reimbursements of approximately $1,000.

As noted above, the GUC Trust has no officers, directors or employees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Disclosure under this item is not required, pursuant to the No Action Letter.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and will continue to receive certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the year ended March 31, 2016.

In addition, Wilmington Trust Company has also entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. The fees and commissions charged by Wilmington Trust Company and its affiliates pursuant to these arrangements are consistent with the standard fees and commissions charged by Wilmington Trust Company to unrelated third-parties in negotiated transactions. During the fiscal year ended March 31, 2016, the total amount of such fees and commissions was approximately $235,000.

Item 14.	Principal Accounting Fees and Services.

Fees for professional services provided by Plante & Moran, PLLC, the GUC Trust’s independent auditors, in each of the years ended March 31, 2016 and 2015, in each of the following categories, including related expenses, are as follows:

	Year Ended March 31,
	2016	2015
Audit Fees (1)	$216,309	$215,464
Audit-Related Fees	—	—
Tax Fees (2)	6,375	19,786
All Other Fees	—	—

Total	$222,684	$235,250

(1)	Consists of fees for the audit of the GUC Trust’s annual financial statements, review of the GUC Trust’s Form 10-K, review of quarterly financial statements included in the GUC Trust’s Forms 10-Q, and review of Form 8-K filings.
(2)	Includes fees for preparation of the GUC Trust’s federal income tax return for the fiscal years ended March 31, 2015 and 2014, preparation of amended MLC state income tax returns, and assistance with other MLC tax compliance matters.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Second Amended and Restated Motors Liquidation Company GUC Trust Agreement, dated July 30, 2015 (incorporated by reference to Exhibit 3.1 of the GUC Trust’s Current Report on Form 8-K filed July 30, 2015).

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the annual report on Form 10-K of Motors Liquidation Company GUC Trust, for the fiscal year ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Net Assets in Liquidation (Liquidation Basis) as of March 31, 2016 and 2015, (ii) Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the years ended March 31, 2016, 2015, and 2014, (iii) Statements of Cash Flows (Liquidation Basis) for the years ended March 31, 2016, 2015, and 2014 and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 25, 2016

MOTORS LIQUIDATION COMPANY GUC TRUST

By: Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

By:	/s/ David A. Vanaskey
Name:	David A. Vanaskey
Title:	Vice President of Wilmington Trust Company

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Motors Liquidation Company GUC Trust Agreement, dated July 30, 2015 (incorporated by reference to Exhibit 3.1 of the GUC Trust’s Current Report on Form 8-K filed July 30, 2015).

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the annual report on Form 10-K of Motors Liquidation Company GUC Trust, for the fiscal year ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Net Assets in Liquidation (Liquidation Basis) as of March 31, 2016 and 2015, (ii) Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the years ended March 31, 2016, 2015 and 2014, (iii) Statements of Cash Flows (Liquidation Basis) for the years ended March 31, 2016, 2015 and 2014, and (iv) Notes to Financial Statements.