Form 10-Q
period 2016-06-30
Motors Liquidation Co
filed 2016-08-12
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

MOTORS LIQUIDATION COMPANY GUC TRUST

FORM 10-Q TABLE OF CONTENTS

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	June 30, 2016	March 31, 2016
	Unaudited
ASSETS
Cash and Cash Equivalents (Note 3)	$5,719	$4,410
Marketable Securities (Note 3)	654,312	661,123
Other Assets and Deposits	1,382	1,654

TOTAL ASSETS	661,413	667,187
LIABILITIES
Accounts Payable and Other Liabilities	4,819	5,845
Liquidating Distributions Payable (Note 4)	7,028	6,213
Reserves for Residual Wind-Down Claims (Note 6)	16,308	18,745
Reserves for Expected Costs of Liquidation (Note 6)	21,882	24,611

TOTAL LIABILITIES	50,037	55,414

NET ASSETS IN LIQUIDATION (Note 3)	$611,376	$611,773

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30,
	2016	2015
Net Assets in Liquidation, beginning of period	$611,773	$944,736
Increase (decrease) in net assets in liquidation:
Net reductions in (additions to) reserves for Expected Costs of Liquidation (Note 6)	272	(2,331)
Liquidating distributions (Note 4)	(913)	(7,140)
Net change in fair value of holdings of New GM Securities	—	(127,008)
Dividends and interest income (net reversal) (Note 3)	244	(21,872)

Net decrease in net assets in liquidation	(397)	(158,351)

Net Assets in Liquidation, end of period	$611,376	$786,385

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30,
	2016	2015
Cash flows from (used in) operating activities
Cash receipts from dividends and interest	$457	$4,124
Cash paid for professional fees, governance costs and other administrative costs	(3,309)	(3,339)
Cash paid for Residual Wind-Down Claims	(2,551)	(1,052)
Cash paid for distributions	(98)	(6)

Net cash flows used in operating activities	(5,501)	(273)
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(1,495,833)	(37,878)
Cash from maturities and sales of marketable securities	1,502,643	20,954

Net cash flows from (used in) investing activities	6,810	(16,924)

Net increase (decrease) in cash and cash equivalents	1,309	(17,197)
Cash and cash equivalents, beginning of period	4,410	37,483

Cash and cash equivalents, end of period	$5,719	$20,286

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

June 30, 2016

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

By order dated July 2, 2015 (the “Liquidation Order”), the Bankruptcy Court approved the conversion of the GUC Trust’s holdings of New GM Securities into cash. To effect such conversion, on July 7, 2015, the GUC Trust converted all of its holdings of New GM Warrants into New GM Common Stock in a cashless exercise. In total, the GUC Trust converted (i) 10,352,556 New GM Series A Warrants (defined below) into 7,407,155 shares of New GM Common Stock, and (ii) 10,352,556 New GM Series B Warrants (defined below) into 4,953,635 shares of New GM Common Stock. Thereafter, the GUC Trust sold all of its holdings of New GM Common Stock for net proceeds aggregating $741.7 million, having completed all such sales on August 5, 2015. As a result, all distributions by the GUC Trust thereafter in respect of any Allowed General Unsecured Claims (including in respect of the GUC Trust Units) are made solely in cash. Pursuant to the Liquidation Order, the proceeds of such liquidations (net of applicable costs, fees, and expenses paid in respect thereof) were allocated to the beneficiaries of the GUC Trust on a pro rata basis in the following manner:

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

The accompanying (a) condensed statement of net assets in liquidation at March 31, 2016, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements. The GUC Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets in liquidation for the three months ended June 30, 2016 are not necessarily indicative of the changes in net assets that may be expected for the full year. The GUC Trust believes that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, the accompanying interim condensed financial statements should be read in conjunction with the GUC Trust’s financial statements for the year ended March 31, 2016 included in Form 10-K filed by the GUC Trust with the Securities and Exchange Commission on May 25, 2016.

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

Pursuant to the GUC Trust Agreement, holders of Disputed General Unsecured Claims become entitled to receive a distribution of Distributable Cash from the GUC Trust if, and to the extent that, such Disputed General Unsecured Claims become Allowed General Unsecured Claims. Under the GUC Trust Agreement, the GUC Trust Administrator has the authority to file objections to such

Disputed General Unsecured Claims and such claims may be prosecuted through alternative dispute resolution proceedings, including mediation and arbitration (“ADR Proceedings”), if appropriate. As of June 30, 2016, there was one remaining Disputed General Unsecured Claim of approximately $20.0 million to which the GUC Trust objects. In addition, as of June 30, 2016, the GUC Trust held as reserves for Disputed General Unsecured Claims approximately $50.0 million in claim amount that is not associated with any particular claim but which has been set aside by the GUC Trust Administrator as a general claim contingency. See “Allowed and Disputed Claims” below.

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

As described in Part II, Item 1 (“Legal Proceedings”), the Committee, the DIP Lenders and the Avoidance Action Trust have reached a settlement agreement concerning, among other things, the allocation of potential distributable recoveries from the Term Loan Avoidance Action. On August 10, 2016, the Bankruptcy Court held a hearing in respect of the Avoidance Action Trust’s request for approval of that settlement agreement. As of the date of filing this report on Form 10-Q, the Bankruptcy Court has not issued a ruling with regard to the settlement agreement. Regardless of the Bankruptcy Court’s ultimate ruling with respect to the settlement agreement, no funds reclaimed from the pre-petition lenders will be transferred to or otherwise benefit the GUC Trust or be distributed to holders of GUC Trust Units.

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

Funding for GUC Trust Costs of Liquidation

The GUC Trust has incurred and will continue to incur certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (the “Administrative Fund”) for the purpose of paying certain fees and expenses (including certain tax obligations) incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for professionals retained by the GUC Trust), other than the Reporting Costs, as defined below (“Wind-Down Costs”). As of June 30, 2016, the remaining Administrative Fund aggregated $8.2 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount of the Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust (a substantial majority of which will likely not be incurred and, therefore, will likely be returned to the DIP Lenders), and such amount may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs. Cash or investments from the Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

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

Prior to the aforementioned liquidation of all New GM Securities in July and August 2015, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding purposes described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund the then current and projected costs and expenses of the GUC Trust. The March 2012 Bankruptcy Court order also authorized the sale of further New GM Securities aggregating $13.7 million for the purpose of funding certain fees, costs and expenses of the Avoidance Action Trust and the transfer of the sale proceeds to the Avoidance Action Trust (such sale proceeds were so transferred in May 2012). Prior to the aforementioned liquidation of all New GM Securities, sales of New GM Securities to fund projected Reporting Costs and Wind-Down Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and the Initial Reporting Cash

(which amounts comprised part of the GUC Trust’s Other Administrative Cash). Such securities sold aggregated 1,043,801 shares of New GM Common Stock, 948,887 New GM Series A Warrants and 948,887 New GM Series B Warrants. In December 2015, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $12 million to fund the projected costs and expenses of the GUC Trust for calendar year 2016. Such appropriation reduced Distributable Cash and increased Other Administrative Cash. As of June 30, 2016, Other Administrative Cash aggregated $11.3 million. To the extent that any of the Other Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining Other Administrative Cash will be distributed by the GUC Trust to holders of the GUC Trust Units.

As of June 30, 2016, Distributable Cash of $46.1 million was set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2016, including $2.4 million set aside for potential income taxes on dividends received on holdings of New GM Common Stock and investment income as described below in “Funding for Potential Tax Liabilities on Dispositions of New GM Securities, Dividends on New GM Common Stock and Investment Income.” Accordingly, such Distributable Cash is not available for distribution to the beneficiaries of the GUC Trust Units. Set aside and/or appropriated Distributable Cash is reflected in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation until expended.

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

During the quarter ended June 30, 2016, the GUC Trust Administrator reviewed the potential Taxes on Distribution. As a result of such review, the GUC Trust Administrator determined that Distributable Cash of $107.6 million should be set aside for potential Taxes on Distribution for realized gains that are still subject to examination by the Internal Revenue Service and that are based on the tax basis of the New GM Securities on December 15, 2011, the date of transfer of record ownership of the New GM Securities from MLC to the GUC Trust. The GUC Trust Administrator intends to continue to reevaluate the amount of Distributable Cash set aside on a quarterly basis.

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

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2013 and thereafter with the Internal Revenue Service using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code, and the 60-day statutory notification periods set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2015 and prior years have expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2015 and prior years are no longer subject to examination by the Internal Revenue Service. However, remaining capital loss carryovers that were generated in those years, combined with capital gains generated in the year ended March 31, 2016, from the new tax position, which aggregate $182.4 million, along with net operating loss carryovers generated through June 30, 2016 aggregating $106.0 million, could be subject to examination by the Internal Revenue Service in subsequent years when those losses, if any, are utilized. On June 7, 2016, the GUC Trust filed its U.S. federal income tax return for the year ended March 31, 2016 with the Internal Revenue Service, and requested a prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code that same day. The 60-day statutory notification period expired on August 6, 2016, and, as of August 11, 2016, the GUC Trust has not received any communication from the Internal Revenue Service with respect to the GUC Trust’s request for prompt determination of its tax liability for the year ended March 31, 2016. As a result, the GUC Trust believes that its tax liability, as set forth on its tax return for the year ended March 31, 2016, is final. Accordingly, no income tax liability can be assessed for such year and no income taxes are expected to be paid in the future as a result of the liquidation of all the GUC Trust’s holdings of New GM Securities during the year ended March 31, 2016. As described above, the capital loss and net operating loss carryovers are still subject to examination by the Internal Revenue Service in subsequent years if those losses are utilized, which is now not expected to occur. As described in “Critical Accounting Policies and Estimates – Income Taxes” in Item 2 (“Management’s Discussion and Analysis”) below, such loss carryovers potentially could succeed to Claimants (as defined below pursuant to tax rules). Reference is made thereto for information regarding such potential distributable loss carryovers and the material uncertainties associated therewith.

In contrast to the GUC Trust’s financial statements, as a conservative measure, the calculation of the “set aside” Distributable Cash for potential Taxes on Distribution utilizes the prior tax position rather than the new tax position to the extent that the GUC Trust’s liability for Taxes on Distribution has not been finally determined in accordance with Section 505(b) of the Bankruptcy Code or the new tax position has not been sustained on examination by the Internal Revenue Service. Accordingly, the potential tax liability for the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2016 and subsequent years is calculated, for purposes of the “set aside” of Distributable Cash for potential Taxes on Distribution, using the prior tax position rather than the new tax position. In addition, the “set aside” calculation does not recognize any reductions related to remaining net operating loss carryovers or capital loss carryovers for losses on distributions or sales of New GM Securities that are attributable to the March 31, 2015 tax year or prior tax years, until such carryovers are utilized and such utilization is finally determined in accordance with Section 505(b) of the Bankruptcy Code or the new tax position has been sustained on examination by the Internal Revenue Service. As described above, the 60-day statutory notice period expired on August 6, 2016, and, as of August 11, 2016, the GUC Trust has not received any communication from the Internal Revenue Service with respect to the GUC Trust’s request for prompt determination of its tax liability for the year ended March 31, 2016, and, as a result, the GUC Trust believes that its tax liability, as set forth on its March 31, 2016 tax return, is final. Accordingly, the GUC Trust intends to reevaluate the amounts of Distributable Cash set aside for Taxes on Distribution, Dividend Taxes and Investment Income Taxes in the quarter ending September 30, 2016.

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

The amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $13.1 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. It is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise to be paid from the other remaining Residual Wind-Down Assets and, following the depletion of such assets, the Administrative Fund (to the extent of any excess amounts remaining in the Administrative Fund from the funds designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust), Other Administrative Cash or the appropriation of Distributable Cash. As of June 30, 2016, Residual Wind-Down Assets aggregating $19.5 million were held by the GUC Trust and were recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation as of June 30, 2016. By comparison, there were approximately $0.5 million in Residual Wind-Down Claims against such assets as of June 30, 2016, subject to increase for new Residual Wind-Down Claims that are expected to arise for Avoidance Action Defense Costs.

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) $1.4 million in respect of certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC (the “Indenture Trustee / Fiscal and Paying Agent Costs”), and (ii) $2.0 million in respect of Reporting Costs. The funds received were credited to the reserve for expected costs of liquidation. Any unused portion of the funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of June 30, 2016, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs held by the GUC Trust approximated $0.3 million and are recorded in cash and cash equivalents in the accompanying Condensed Statement of Net Assets in Liquidation. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of June 30, 2016.

3.	Net Assets in Liquidation

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. Assets of the GUC Trust consisting primarily of Distributable Cash (including Dividend Cash) as described in Note 1 are available to be distributed to the Trust Beneficiaries in accordance with the Plan and the GUC Trust Agreement, except to the extent that they are set aside or appropriated for funding the expected costs of liquidation and potential tax liabilities of the GUC Trust. The amounts of net assets in liquidation presented in the accompanying Condensed Statements of Net Assets in Liquidation correspond to the amounts of GUC Trust Distributable Assets as of the respective dates, after certain adjustments including reductions for the amounts of set aside Distributable Cash and appropriated Distributable Cash. GUC Trust Distributable Assets aggregated approximately $465.3 million at June 30, 2016. For additional information, see “Net Assets in Liquidation—Distributable Assets” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

Cash and Cash Equivalents and Marketable Securities

As of June 30, 2016, cash and cash equivalents and marketable securities aggregated $660.0 million and are comprised of the following:

(in thousands)
Distributable Cash (including associated Dividend Cash)	$620,768
Residual Wind-Down Assets	19,462
Other Administrative Cash	11,281
Administrative Fund	8,221
Funds for Indenture Trustee/Fiscal Paying Agent Costs	299

Total	$660,031

As described in Note 4, as of June 30, 2016, the GUC Trust had accrued liquidating distributions payable aggregating $7.0 million. Such amount includes $5.2 million of Distributable Cash that was distributable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets as of June 30, 2016. In addition, as of June 30, 2016, the amount of Distributable Cash reflected in the table above includes $46.1 million of amounts set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2016 (including $2.4 million for projected Dividend Taxes and Investment Income Taxes) and Distributable Cash of $107.6 million set aside for potential Taxes on Distribution. The aggregate amount of Distributable Cash which was pending distribution or was set aside and was not available for distribution at June 30, 2016 was $160.7 million.

Potential Recovery in New GM Shareholder Class Action Proposed Settlement

As described in Part II, Item 1 (“Legal Proceedings”), the GUC Trust has filed a proof of claim with the settlement administrator in connection with a proposed settlement of a class action against New GM. The amount of potential recovery for the GUC Trust, if any, from such proposed settlement is not estimable at this time.

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

Potential Distributable Capital and Net Operating Loss Carryovers

As described in “Critical Accounting Policies and Estimates—Income Taxes” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below, the GUC Trust’s unused capital and net operating loss carryovers potentially could succeed to Claimants (as defined below pursuant to tax rules) upon the termination of the GUC Trust. Reference is made thereto for information regarding such potential distributable loss carryovers and the material uncertainties associated therewith.

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

The following table presents the changes during the three months ended June 30, 2016, in the numbers of GUC Trust Units outstanding or which the GUC Trust was obligated to issue:

Trust Units
Outstanding or issuable at March 31, 2016	31,853,758
Issued during the period	—
Less: Issuable at beginning of period	—
Add: Issuable at end of period (1)	76

Outstanding or issuable at June 30, 2016 (2)	31,853,834

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal quarter.
(2)	The number of GUC Trust Units outstanding at any time represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units.

Allowed and Disputed Claims

The total cumulative pro rata liquidating distributions ultimately received by Trust Beneficiaries is dependent upon the current amount of Allowed General Unsecured Claims and final resolution of outstanding Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims (as described in Note 2). Disputed General Unsecured Claims at June 30, 2016 reflect claim amounts at their originally filed amounts, a court ordered distribution “set aside” for certain claims filed without a claim amount and other adjustments as ordered by the court or permitted by the Plan. The Disputed General Unsecured Claims may settle at amounts that differ significantly from these amounts and at amounts that differ significantly from the historical pattern at which claims have been settled and allowed in proportion to claims resolved and disallowed. As described in Note 1, prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims). Liquidating distributions payable are recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) to be distributed as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent potential Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2, liquidating distributions payable would be recorded in the amount of Distributable Cash that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence.

The following table presents a summary of activity with respect to Allowed and Disputed General Unsecured Claims and Term Loan Avoidance Action Claims for the three months ended June 30, 2016:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claim Amount (2)
Total, March 31, 2016	$31,853,685	$70,000	$1,499,945	$1,569,945	$33,423,630
New Allowed General Unsecured Claims	76	—	—	—	76
Term Loan Avoidance Action Claims resolved or disallowed	—	—	(111)	(111)	(111)

Total, June 30, 2016	$31,853,761	$70,000	$1,499,834	$1,569,834	$33,423,595

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

During the three months ended June 30, 2016, the Avoidance Action Trust reached settlements with certain defendants to the Term Loan Avoidance Action resulting in recoveries to the Avoidance Action Trust of approximately $76,000. As a result, corresponding Term Loan Avoidance Action Claims of approximately $76,000 arose and were allowed under the GUC Trust Agreement.

4.	Liquidating Distributions

Liquidating distributions in the three months ended June 30, 2016 consisted of the following:

(in thousands)	Fair Value
Distributions during the three months ended June 30, 2016	$98
Less: Liquidating distributions payable at March 31, 2016	(6,213)
Add: Liquidating distributions payable at June 30, 2016	7,028

Total	$913

The distributions during the three months ended June 30, 2016 consisted of distributions to holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements.

The GUC Trust was obligated at June 30, 2016 to distribute Distributable Cash of $7.0 million to the following: (1) holders of GUC Trust Units for excess distributions payable, (2) certain holders of Allowed General Unsecured Claims who had not then satisfied certain informational requirements necessary to receive these securities and (3) holders of certain Term Loan Avoidance Action Claims as described in Note 3.

5.	Fair Value Measurements

Accounting standards require certain assets and liabilities be reported at fair value in the financial statements and provide a framework for establishing that fair value. The framework for determining fair value is based on a hierarchy that prioritizes the inputs and valuation techniques used to measure fair value. The GUC Trust’s Cash Equivalents, Marketable Securities, and Liquidating Distributions Payable are presented as provided by this hierarchy.

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

Level 3—Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs at June 30, 2016 and March 31, 2016.

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

The following table presents information about the GUC Trust’s assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and March 31, 2016, and the valuation techniques used by the GUC Trust to determine those fair values.

	June 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$2,818	$—	$—	$2,818
Marketable Securities:
U.S. Treasury bills	—	648,312	—	648,312
U.S. government agency securities	—	6,000	—	6,000

Total Assets	$2,818	$654,312	$—	$657,130

Liabilities:
Liquidating distributions payable	$7,028	$—	$—	$7,028

	March 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1,835	$—	$—	$1,835
Marketable Securities:
U.S. Treasury bills	—	655,121	—	655,121
U.S. government agency securities	—	6,002	—	6,002

Total Assets	$1,835	$661,123	$—	$662,958

Liabilities:
Liquidating distributions payable	$6,213	$—	$—	$6,213

The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value:

•	Due to their short-term liquid nature, the fair value of cash equivalents approximates their carrying value.

•	Marketable securities consist of U.S. Treasury bills and U.S. government agency securities. Due to their short-term maturities, the fair value of U.S. Treasury bills approximates their carrying value. The fair value of U.S. government agency securities is based on pricing models, quoted prices of securities with similar characteristics, or broker quotes.

•	Liquidating distributions payable are valued at the amount of cash that the GUC Trust is obligated to distribute.

The GUC Trust’s policy is to recognize transfers between levels of the fair value hierarchy as of the actual date of the event of change in circumstances that caused the transfer. There were no such transfers during the three months ended June 30, 2016 and the year ended March 31, 2016.

6.	Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims

The following is a summary of the activity in the reserves for expected costs of liquidation for the three months ended June 30, 2016 and 2015:

	Three months ended June 30, 2016
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2016	$16,727	$6,379	$293	$1,212	$24,611
Plus additions to (reductions in) reserves	(310)	38	—	—	(272)
Less liquidation costs incurred:
Trust professionals	(616)	(518)	—	(1)	(1,135)
Trust governance	(756)	(450)	(17)	—	(1,223)
Other administrative expenses	(18)	(81)	—	—	(99)

Balance, June 30, 2016	$15,027	$5,368	$276	$1,211	$21,882

	Three months ended June 30, 2015
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2015	$21,089	$8,602	$364	$1,223	$31,278
Plus additions to reserves	1,447	884	—	—	2,331
Less liquidation costs incurred:
Trust professionals	(1,364)	(754)	—	(2)	(2,120)
Trust governance	(818)	(450)	(17)	—	(1,285)
Other administrative expenses	(10)	(76)	—	—	(86)

Balance, June 30, 2015	$20,344	$8,206	$347	$1,221	$30,118

During the three months ended June 30, 2016, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) decreased by $0.3 million and increased by $38,000, respectively. During the three months ended June 30, 2015, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased by $1.4 million and $0.9 million, respectively. Such revisions in the estimates were recorded as additions to (reductions in) the reserves for expected costs of liquidation in such periods. The GUC Trust has recorded reserves for expected costs of liquidation that represent amounts expected to be incurred over the estimated remaining liquidation period of the GUC Trust for which there was a reasonable basis for estimation as of June 30, 2016.

The amount of liquidation costs that will ultimately be incurred depends both on the time period and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of June 30, 2016, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through October 2017, which has been estimated predominately on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust. It is possible that future developments in the Term Loan Avoidance Action could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond October 2017. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period could change in the near term.

As described in Part II, Item 1 (“Legal Proceedings”), the GUC Trust is participating, as an interested party, in litigation involving certain General Motors vehicle recalls. It is possible that such litigation could extend the remaining liquidation period of the GUC Trust beyond October 2017.

The following is a summary of the activity in the reserves for Residual Wind-Down Claims for the three months ended June 30, 2016 and 2015:

(in thousands)	2016	2015
Balance, beginning of period	$18,745	$25,406
Less claims allowed during the period	(2,437)	(1,566)

Balance, end of period	$16,308	$23,840

7.	Income Taxes

There was no current tax benefit or provision for the three months ended June 30, 2016 and 2015 due to cumulative net operating and capital losses, and no income taxes have been paid by the GUC Trust. There also was no deferred tax benefit or provision in such periods as a result of the establishment of a full valuation allowance against net deferred tax assets at the beginning and end of such periods.

Deferred taxes in the accompanying Condensed Statement of Net Assets in Liquidation at June 30, 2016 are comprised of the following components:

Deferred tax assets:
Reserves for expected costs of liquidation	$7,375
Net operating and capital loss carryovers	114,221

Gross deferred tax assets	121,596
Less: Valuation allowance	(121,282)

Deferred tax asset, net of valuation allowance	314
Deferred tax liabilities:
Accrued investment income	(314)

Gross deferred tax liabilities	(314)

Net deferred taxes	$—

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

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2013 and thereafter with the Internal Revenue Service using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code, and the 60-day statutory notification periods set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2015 and prior years have expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2015 and prior years are no longer subject to examination by the Internal Revenue Service. However, remaining capital loss carryovers that were generated in those years, combined with capital gains generated in the year ended March 31, 2016, from the new tax position, which aggregate $182.4 million, along with net operating loss carryovers generated through June 30, 2016 aggregating $106.0 million, could be subject to examination by the Internal Revenue Service in subsequent years when those losses, if any, are utilized. The capital loss carryovers begin to expire on March 31, 2017 and the net operating loss carryovers begin to expire on March 31, 2032. These loss carryovers in the aggregate result in a deferred tax asset of $114.2 million (reflected in the table above).

On June 7, 2016, the GUC Trust filed its U.S. federal income tax return for the year ended March 31, 2016 with the Internal Revenue Service, and requested a prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code that same day. The 60-day statutory notification period expired on August 6, 2016, and, as of August 11, 2016, the GUC Trust has not received any communication from the Internal Revenue Service with respect to the GUC Trust’s request for prompt determination of its tax liability for the year ended March 31, 2016. As a result, the GUC Trust believes that its tax liability, as set forth on its tax return for the year ended March 31, 2016, is final. Accordingly, no income tax liability can be assessed for such year and no income taxes are expected to be paid in the future as a result of the liquidation of all the GUC Trust’s holdings of New GM Securities during the year ended March 31, 2016. As described above, the capital loss and net operating loss carryovers are still subject to examination by the Internal Revenue Service in subsequent years if those losses are utilized, which is now not expected to occur. As described in “Critical Accounting Policies and Estimates – Income Taxes” in Item 2 (“Management’s Discussion and Analysis”) below, such loss carryovers potentially could succeed to Claimants (as defined below pursuant to tax rules). Reference is made thereto for information regarding such potential distributable loss carryovers and the material uncertainties associated therewith.

A full valuation allowance against net deferred tax assets aggregating $121.3 million was established as of June 30, 2016 because, as a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that such deferred tax assets are not realizable. Such valuation allowance was decreased by $0.2 million from the full valuation allowance against net deferred tax assets established as of March 31, 2016.

8.	Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and will continue to receive certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company, as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the three months ended June 30, 2016 and 2015.

In addition, Wilmington Trust Company has also entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. The fees and commissions charged by Wilmington Trust Company and its affiliates pursuant to these arrangements are consistent with the standard fees and commissions charged by Wilmington Trust Company to unrelated third parties in negotiated transactions. During the three months ended June 30, 2016 and 2015, the total amount of such fees and commissions was approximately $82,000 and $5,000, respectively.

Item 2.	Management’s Discussion and Analysis

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its first fiscal quarter ended June 30, 2016. It is intended to be read in conjunction with the condensed financial statements of the GUC Trust included in Item 1 above, which we refer to as the financial statements. For additional information about the purpose and administrative operations of the GUC Trust, see the disclosure in the notes to the financial statements filed with this Form 10-Q and in the Form 10-K filed by the GUC Trust with the Securities and Exchange Commission on May 25, 2016. A glossary of defined terms used in this Form 10-Q is provided under the heading “Glossary” below.

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

Among its other duties and obligations, the GUC Trust is obligated pursuant to the Plan and the GUC Trust Agreement to (i) distribute the assets comprising the corpus of the GUC Trust to satisfy the general unsecured claims against the Debtors that are allowed pursuant to the Plan, or the Allowed General Unsecured Claims, (ii) prosecute and resolve objections to the general unsecured claims against the Debtors that are disputed at a given time, or Disputed General Unsecured Claims, (iii) take all necessary actions to administer the wind-down of the affairs of the Debtors, and (iv) to resolve and satisfy (to the extent allowed) the Residual Wind-Down Claims (as defined below) assumed by the GUC Trust.

Distributions and Distributable Assets of the GUC Trust

As of June 30, 2016, the principal assets comprising the corpus of the GUC Trust are holdings of cash and cash equivalents and marketable securities resulting from the liquidation in July and August 2015 of the GUC Trust’s previously held (i) shares of common stock of General Motors Company, or the New GM Common Stock, (ii) warrants to acquire shares of New GM Common Stock at an exercise price of $10.00 per share, expiring July 10, 2016, or the New GM Series A Warrants, and (iii) warrants to acquire shares of New GM Common Stock at an exercise price of $18.33 per share, expiring July 10, 2019, or the New GM Series B Warrants. The New GM Series A Warrants and the New GM Series B Warrants are referred to collectively as the New GM Warrants, and the New GM Common Stock and the New GM Warrants are referred to collectively as the New GM Securities.

By order dated July 2, 2015, or the Liquidation Order, the Bankruptcy Court approved the conversion of the GUC Trust’s holdings of New GM Securities into cash. To effect such conversion, on July 7, 2015, the GUC Trust converted all of its holdings of New GM Warrants into New GM Common Stock in a cashless exercise. In total, the GUC Trust converted (i) 10,352,556 New GM Series A Warrants into 7,407,155 shares of New GM Common Stock, and (ii) 10,352,556 New GM Series B Warrants into 4,953,635 shares of New GM Common Stock. Thereafter, the GUC Trust sold all of its holdings of New GM Common Stock for net proceeds aggregating $741.7 million, having completed all such sales on August 5, 2015. As a result, all distributions by the GUC Trust thereafter in respect of any Allowed General Unsecured Claims (including in respect of the GUC Trust Units) are made solely in cash.

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

Following the liquidation described above, the GUC Trust has invested most of the proceeds in certain marketable securities as permitted under the GUC Trust Agreement. The amount of cash and cash equivalents and marketable securities held for distribution to GUC Trust beneficiaries, including Dividend Cash (as defined below) is referred to herein as Distributable Cash.

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

As described in “Critical Accounting Policies and Estimates—Income Taxes” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below, the GUC Trust’s unused loss carryovers potentially could succeed to Claimants (as defined below pursuant to tax rules) upon the termination of the GUC Trust. Reference is made thereto for information regarding such potential distributable loss carryovers and the material uncertainties associated therewith.

Funding for the GUC Trust’s Liquidation and Administrative Costs

As of the Effective Date, pursuant to the Plan, MLC funded approximately $52.7 million in cash to the GUC Trust, or the Administrative Fund, to be held and maintained by the GUC Trust Administrator for the purpose of paying certain fees and expenses incurred by the GUC Trust (including the fees and expenses of the GUC Trust Administrator and the GUC Trust Monitor, the fees and expenses of other professionals retained by the GUC Trust, and certain tax obligations), which are referred to as the Wind-Down Costs. The United States Department of the Treasury and the Governments of Canada and Ontario (through Export Development Canada), which are referred to collectively as the DIP Lenders, maintain a lien on the Administrative Fund which relates to certain funds advanced at the commencement of the Debtors’ insolvency proceedings. Consequently, pursuant to the GUC Trust Agreement, any cash or investments from the Administrative Fund which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. As of June 30, 2016, the remaining Administrative Fund aggregated $8.2 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount of the remaining Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust (a substantial majority of which will likely not be incurred and, therefore, will likely be returned to the DIP Lenders), and such amount may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs. As described above, any cash or investments in the Administrative Fund that remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders.

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

Prior to the aforementioned liquidation of all New GM Securities in July and August 2015, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding of Wind-Down Costs and Reporting Costs described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs. Prior to the aforementioned liquidation of all the GUC Trust’s holdings of New GM Securities, sales of New GM Securities to fund projected Reporting Costs and Wind-Down Costs through calendar year 2015 aggregated approximately $ 61.7 million, including Dividend Cash of $0.2 million and approximately $5.7 million expressly authorized by the GUC Trust Agreement to be liquidated shortly after the Effective Date for the purposes of funding certain Reporting Costs, which is referred to as the Initial Reporting Cash. In December 2015, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $12 million to fund the projected costs and expenses of the GUC Trust for calendar year 2016. Such appropriation reduced Distributable Cash and increased Other Administrative Cash. As of June 30, 2016, approximately $11.3 million remained in Other Administrative Cash and was recorded in cash and cash equivalents and marketable securities in the Condensed Statement of Net Assets in Liquidation as of June 30, 2016.

Residual Wind-Down Claims and Costs

In addition to resolving Disputed General Unsecured Claims, the GUC Trust Administrator is required to resolve and satisfy (to the extent allowed) certain disputed administrative expenses, priority tax claims, priority non-tax claims, and secured claims against the Debtors, or the Residual Wind-Down Claims. Upon the dissolution and winding up of MLC on December 15, 2011, or the Dissolution Date, the GUC Trust assumed responsibility for the resolution and satisfaction (to the extent allowed) of such Residual Wind-Down Claims. At that time, MLC transferred to the GUC Trust assets, or the Residual Wind-Down Assets, in an amount sufficient, based upon the Debtors’ reasonable estimates, to satisfy the residual Wind-Down Claims and the costs, fees and expenses related to satisfying and resolving the Residual Wind-Down Claims, or the Residual Wind-Down Costs. The Residual Wind-Down Assets so transferred approximated $42.8 million consisting of approximately $40.0 million in cash (including approximately $1.4 million for the payment of certain defense costs related to the Term Loan Avoidance Action, or Avoidance Action Defense Costs) and the transferred benefit of approximately $2.8 million in prepaid expenses. As of June 30, 2016, the amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash received by the GUC Trust from MLC on the Dissolution Date by approximately $13.1 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. The Term Loan Avoidance Action is currently pending before the Bankruptcy Court, and it is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise, to be paid from the remaining Residual Wind-Down Assets and, following any depletion of such assets, the Administrative Fund (to the extent of any excess amounts remaining in the Administrative Fund from the funds designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust), Other Administrative Cash or appropriated Distributable Cash.

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

As of June 30, 2016, Residual Wind-Down Assets aggregating $19.5 million were held by the GUC Trust and were recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation as of June 30, 2016. A corresponding amount in the aggregate is recorded in the reserve for Residual Wind-Down Claims, reserves for expected costs of liquidation and accounts payable and accrued liabilities in the accompanying Condensed Statement of Net Assets in Liquidation as of June 30, 2016. By comparison, there were approximately $0.5 million in Residual Wind-Down Claims against such assets as of June 30, 2016, subject to increase for new Residual Wind-Down Claims that are expected to arise with respect to Avoidance Action Defense Costs.

Other Assets Received from MLC on the Dissolution Date

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) approximately $2.0 million designated for Reporting Costs and (ii) approximately $1.4 million designated for reimbursements to indenture trustees and fiscal and paying agents under the Debtors prepetition debt issuances for costs associated with, among other things, administering distributions to registered holders of the debtors’ prepetition debt issuances, or Indenture Trustee / Fiscal and Paying Agents Costs. Any unused portion of such funds designated for Indenture Trustee / Fiscal and Paying Agents Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of June 30, 2016, funds designated for the Indenture Trustee /

Fiscal and Paying Agents Costs of $0.3 million were held by the GUC Trust and are recorded in cash and cash equivalents in the accompanying Condensed Statement of Net Assets in Liquidation as of June 30, 2016. A corresponding amount is recorded in the reserves for expected costs of liquidation in the accompanying Condensed Statement of Net Assets in Liquidation as of June 30, 2016. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of June 30, 2016.

Income Tax Liabilities for Certain Capital Gains, Investment Income and Dividends on New GM Common Stock

Upon the dissolution and winding up of MLC on the Dissolution Date, record ownership of all undistributed New GM Securities was transferred to the GUC Trust. Using the value of the New GM Securities as of that date, the tax basis per share or warrant of the New GM Securities on the Dissolution Date was $19.87 for the New GM Common Stock, $11.38 for the New GM Series A Warrants and $7.88 for the New GM Series B Warrants. Prior to the year ended March 31, 2013, such tax basis was used in the GUC Trust’s U.S. federal income tax return to determine the taxable gain or loss on the disposition of New GM Securities since their transfer. Since the year ended March 31, 2013, the GUC Trust has filed its U.S. federal income tax returns taking the position that beneficial ownership for a substantial majority of New GM Securities transferred from MLC to the GUC Trust on March 31, 2011, and that the tax basis of such New GM Securities should be determined with reference to the value of such securities on such date instead of December 15, 2011, when record ownership of the remaining New GM Securities still held by MLC was transferred from MLC to the GUC Trust. For the remaining substantial minority of New GM Securities transferred from MLC to the GUC Trust, the GUC Trust determined that transfer of beneficial ownership occurred on other dates for which the tax basis should be determined by reference to the value of such securities on such dates. This new tax position resulted in an increased tax basis of the New GM Securities from the prior tax position and, therefore, reduced taxable gains and increased taxable losses on distributions and sales of New GM Securities since March 31, 2011. The GUC Trust believes, based on the available evidence and consultation with GUC Trust professionals, that it is more likely than not that the new tax position in the amounts reflected in the GUC Trust’s income tax returns will be sustained on examination by the Internal Revenue Service, based on the technical merits of the position. Although the GUC Trust’s federal income tax returns for the year ended March 31, 2015 and prior years are no longer subject to examination by the Internal Revenue Service as a result of the application of Section 505(b) of the Bankruptcy Code, this new tax position, as of the date hereof, has not been sustained on examination by the Internal Revenue Service. Accordingly, remaining capital loss carryovers of $182.4 million as of June 30, 2016, from the new tax position, along with net operating loss carryovers of $106.0 million as of June 30, 2016, could be subject to examination by the Internal Revenue Service in subsequent years when those losses, if any, are utilized. On June 7, 2016, the GUC Trust filed its U.S. federal income tax return for the year ended March 31, 2016 with the Internal Revenue Service, and requested a prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code that same day. The 60-day statutory notification period expired on August 6, 2016, and, as of August 11, 2016, the GUC Trust has not received any communication from the Internal Revenue Service with respect to the GUC Trust’s request for prompt determination of its tax liability for the year ended March 31, 2016. As a result, the GUC Trust believes that its tax liability, as set forth on its tax return for the year ended March 31, 2016, is final. Accordingly, no income tax liability can be assessed for such year and no income taxes are expected to be paid in the future as a result of the liquidation of all the GUC Trust’s holdings of New GM Securities during the year ended March 31, 2016. As described above, the capital loss and net operating loss carryovers are still subject to examination by the Internal Revenue Service in subsequent years if those losses are utilized, which is now not expected to occur. As described in “Critical Accounting Policies and Estimates – Income Taxes” in Item 2 (“Management’s Discussion and Analysis”) below, such loss carryovers potentially could succeed to Claimants (as defined below pursuant to tax regulations). Reference is made thereto for information regarding such potential distributable loss carryovers and the material uncertainties associated therewith.

The GUC Trust incurs U.S. federal income tax liabilities on any net capital gains realized upon the distribution of New GM Securities to holders of Allowed General Unsecured Claims or GUC Trust Units or by sale of New GM Securities (unless such net capital gains are offset by deductible expenses and accumulated net operating losses), which are referred to as Taxes on Distribution. The GUC Trust also incurs income tax liabilities on investment income and dividends received on New GM Common Stock previously held by the GUC Trust (such income tax liabilities on dividends received on New GM Common Stock and investment income are referred to as Dividend Taxes and Investment Income Taxes, respectively). The GUC Trust records any current taxes payable from such realized net gains and interest and dividends (net of deductible operating losses and expenses) and records a deferred tax asset with a corresponding valuation allowance (resulting in no net deferred tax asset) for net capital loss carryovers from the disposition of New GM Securities, along with net operating loss carryovers. A full valuation allowance is recorded because, as a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that such deferred tax assets are not realizable. See “Critical Accounting Policies and Estimates—Income Taxes” below.

Term Loan Avoidance Action

On July 31, 2009, the Committee commenced a legal action against certain prepetition lenders of the Debtors, styled as Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al. (Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009)), which is referred to as the Term Loan Avoidance Action. Among other things, the Term Loan Avoidance Action seeks the return of approximately $1.5 billion that had been transferred to a consortium of prepetition lenders of the Debtors, pursuant to the court order approving the debtor-in-possession loans made by the DIP Lenders to MLC. On the Dissolution Date, the Term Loan Avoidance Action was transferred to a trust established for the purpose of holding and prosecuting the Term Loan Avoidance Action, or the Avoidance Action Trust. As described in Part II, Item 1 (“Legal Proceedings”), litigation with respect to the Term Loan Avoidance Action is ongoing. The proper beneficiaries of the proceeds of the Term Loan Avoidance Action has been a matter of dispute, with both the DIP Lenders and the Committee, on behalf of the holders of Allowed General Unsecured Claims, claiming sole rights to such proceeds. On July 16, 2016, the Committee and the Avoidance Action Trust filed a motion with the Bankruptcy Court seeking, among other relief, approval of a settlement between the DIP Lenders and the Committee resolving their dispute about the entitlement to proceeds of the Term Loan Avoidance Action. According to the proposed settlement, after the repayment by the Avoidance Action Trust of certain cash advances, any distributable proceeds are to be allocated and paid as follows: 70% to holders of Allowed General Unsecured Claims and 30% to the DIP Lenders. On August 10, 2016, the Bankruptcy Court held a hearing in respect of the Avoidance Action Trust’s request for approval of that settlement agreement. As of the date of filing this report on Form 10-Q, the Bankruptcy Court has not issued a ruling with regard to the settlement agreement. Regardless of the Bankruptcy Court’s ultimate ruling with respect to the settlement agreement, beneficial interests in the Avoidance Action Trust (if any) will remain with the DIP Lenders and/or the holders of Allowed General Unsecured Claims, rather than beneficiaries of GUC Trust Units.

If Wilmington Trust Company, not in its individual capacity but solely in its capacity as the trustee and trust administrator of the Avoidance Action Trust, which is referred to as the Avoidance Action Trust Administrator, is successful in its prosecution of the Term Loan Avoidance Action, any amounts recovered by the Avoidance Action Trust will, pursuant to the Plan, give rise to Allowed General Unsecured Claims on behalf of the prepetition lenders from which such amounts were recovered (as beneficiaries of the GUC Trust), which we also refer to as Term Loan Avoidance Action Claims. (As used in this Form 10-Q, the amounts of “Disputed General Unsecured Claims” do not include any potential Term Loan Avoidance Action Claims.) During the quarter ended June 30, 2016, the Avoidance Action Trust reached settlements with certain defendants to the Term Loan Avoidance Action resulting in recoveries to the Avoidance Action Trust of approximately $76,000. As a result, corresponding Term Loan Avoidance Action Claims of approximately $76,000 arose and were allowed by the GUC Trust pursuant to the Plan. Unless and until further Term Loan Avoidance Action Claims arise, the potential holders of such claims will not be entitled to receive a distribution from the GUC Trust. However, if and to the extent that such Term Loan Avoidance Action Claims do arise, the holders of such claims will be entitled to receive a distribution from the GUC Trust. As noted above, pursuant to the Plan, no funds reclaimed from the prepetition lenders will be transferred to the GUC Trust or be distributed to holders of GUC Trust Units in respect of such GUC Trust Units. Accordingly, in the event of the successful prosecution of the Term Loan Avoidance Action by the Avoidance Action Trust, a holder of a GUC Trust Unit that does not hold a corresponding Allowed General Unsecured Claim (because such holder received the GUC Trust Unit as a subsequent transferee and not in a direct distribution from the GUC Trust in satisfaction of an Allowed General Unsecured Claim) will potentially have its recovery diluted through the incurrence of Term Loan Avoidance Action Claims by the GUC Trust, without receiving the benefit of any cash recovered pursuant to the Term Loan Avoidance Action.

Pursuant to the Plan, the GUC Trust is obligated to satisfy reasonable Avoidance Action Defense Costs, subject to the right of the GUC Trust to seek disgorgement in accordance with the terms of the Plan. As described under the heading “Residual Wind-Down Claims” above, the amount of Avoidance Action Defense Costs incurred to date exceeds the amount of Residual Wind-Down Assets received from MLC which was designated for this purpose by approximately $13.1 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. As described in Part II, Item 1 (“Legal Proceedings”), litigation with respect to the Term Loan Avoidance Action is ongoing, and it is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise, to be paid from the other remaining Residual Wind-Down Assets and, following the depletion of such assets, the Administrative Fund (to the extent of any excess amounts remaining in the Administrative Fund from the funds designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust), Other Administrative Cash or appropriated Distributable Cash.

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

Holdings of New GM Securities and Dividends on New GM Common Stock

The GUC Trust previously held New GM Securities for future distribution in respect of Allowed General Unsecured Claims and the GUC Trust Units, of which some were previously set aside from distribution to fund potential administrative costs and income tax liabilities (including Taxes on Distribution, Dividend Taxes and Investment Income Taxes). The securities held consisted of shares of New GM Common Stock and New GM Warrants. As described above under “Functions and Responsibilities of the GUC Trust – Distributions and Distributable Assets of the GUC Trust,” pursuant to the Liquidation Order, the GUC Trust liquidated all of its holdings of New GM Securities during July and August 2015. The GUC Trust valued its holdings in the securities at their fair value based on quoted closing market prices as of the last trading day of the fiscal period.

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

Marketable Securities and Accrued Investment Income on Marketable Securities

Marketable securities consist of short-term investments in U.S. Treasury bills and U.S. government agency securities. The GUC Trust has valued these securities at fair value based on carrying value for U.S. Treasury bills where carrying value approximates fair value, and based on pricing models, quoted market prices of securities with similar characteristics or broker quotes for U.S. government agency securities. Beginning in the quarter ended June 30, 2014, estimated investment income expected to be received on short-term investments in marketable securities is accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation exists.

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

Reserves for Expected Costs of Liquidation

Under the liquidation basis of accounting, the GUC Trust is required to estimate and accrue the costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs, described as Wind-Down Costs and Reporting Costs in Note 2 (“Plan of Liquidation”) to the financial statements, consist principally of professional fees, costs of governance, and other administrative expenses. These amounts may vary significantly due to, among other things, the time and effort required to complete all distributions under the Plan. The GUC Trust has recorded reserves for expected costs of liquidation that represent estimated costs to be incurred over the remaining liquidation period of the GUC Trust for which there is a reasonable basis for estimation. The amount of liquidation costs that will ultimately be incurred depends both on the period of time and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of June 30, 2016, such remaining liquidation period extends through October 2017 and has been estimated predominantly on a modified probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust. It is possible that future developments in the Term Loan Avoidance Action could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond October 2017.

As described in Part II, Item 1 (“Legal Proceedings”), the GUC Trust is participating, as an interested party, in litigation involving certain General Motors vehicle recalls. It is possible that such litigation could extend the remaining liquidation period of the GUC Trust beyond October 2017. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period could change in the near term.

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

Income Taxes

The GUC Trust is considered to be a Disputed Ownership Fund pursuant to Treasury Regulation Section 1.468B-9. Because all of the assets that have been transferred to the GUC Trust are passive investments, the GUC Trust will be taxed as a Qualified Settlement Fund (or QSF) pursuant to Treasury Regulation Section 1.468B-9(c)(1)(ii). The QSF tax status of the GUC Trust has been approved by the Internal Revenue Service in a private letter ruling issued on March 2, 2011. In general, a QSF computes taxable income in the same manner as a corporation but pays Federal income tax using trust income tax rates on its modified gross income. Modified gross income includes gross income pursuant to Internal Revenue Code Section 61, less administrative expenses, certain losses from the sale, exchange or worthlessness of property, and net operating losses. In general, a Disputed Ownership Fund taxed as a QSF does not recognize gross income on assets transferred to it; therefore, the GUC Trust has not recognized gross income on the transfer of assets from MLC.

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

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust professionals. The GUC Trust’s tax liability with respect to its federal income tax returns for the year ended March 31, 2016, and all prior years, are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, the amounts shown in the schedule below, which include remaining capital loss carryovers that were generated in the years prior to the year ended March 31, 2016, combined with net capital gains generated in the taxable year ended March 31, 2016, along with net operating loss carryovers generated through March 31, 2016, could be subject to examination by the Internal Revenue Service in subsequent years if those losses are utilized, which is not now expected to occur. As of June 30, 2016, there are no known items which would result in a significant accrual for uncertain tax positions.

As of March 31, 2016, the GUC Trust had capital loss carryovers and net operating loss carryovers (or together, the Loss Carryovers) for which the GUC Trust had not taken a deduction in the amounts set forth below, scheduled by the year the losses were incurred. These amounts reflect the Loss Carryovers shown on the federal income tax returns filed by the GUC Trust, which have not been examined by the Internal Revenue Service, as follows:

Taxable Year Ended	Net Operating Loss Carryovers	Capital Loss Carryovers
March 31, 2012	$38,010,940	$158,137,284
March 31, 2013	32,127,804	22,634,652
March 31, 2014	14,322,084	—
March 31, 2015	1,760,845	1,673,927
March 31, 2016	15,276,154	—

Total	$101,497,827	$182,445,863

As of the quarter ended September 30, 2015, the GUC Trust had disposed of all of its capital assets. Accordingly, the GUC Trust does not expect to recognize any additional capital gains or losses going forward. In general, capital losses may be carried forward by corporations for five years after such losses were incurred (or the Five Year Rule) and may be carried forward indefinitely by non-corporate persons. (Net operating losses generally may be carried forward for 20 years after such losses are incurred.)

Loss Succession Rule

Under Treasury Regulations Section 1.468B-9(c)(6) (or the Loss Succession Rule), upon termination of the GUC Trust, each GUC Trust Claimant (as defined below pursuant to tax regulations) is entitled to succeed to and take into account a portion of any unused (vs. unexpired) Loss Carryovers of the GUC Trust. The Loss Succession Rule provides that, in order to determine the portion of such Loss Carryovers to which each Claimant will succeed, such Loss Carryovers must be allocated among GUC Trust Claimants in proportion to the value of the GUC Trust assets distributable to each such Claimant. For purposes of the rules that govern Disputed Ownership Funds, a claimant (or a Claimant) is defined as a person who claims ownership of, in whole or in part, property immediately before and immediately after such property is transferred to a Disputed Ownership Fund. Accordingly, under the Loss Succession Rule, a person is generally eligible to succeed to the GUC Trust’s Loss Carryovers if the person (i) receives a distribution of GUC Trust assets upon the GUC Trust’s termination and (ii) qualifies as a Claimant with respect to the GUC Trust.

The mechanics of the Loss Succession Rule, as applied to the GUC Trust and the holders of GUC Trust Units, are unclear in several respects. The following discussion describes one possible interpretation of the rules. However, it is possible that the Internal Revenue Service will take a position that differs from that described below. (As previously disclosed, the GUC Trust had initiated preliminary discussions with the Internal Revenue Service regarding the Loss Succession Rule, but, at this time, those discussions are not being pursued.) Holders of GUC Trust Units should consult their own tax advisors about the application of the Loss Succession Rule upon the termination of the GUC Trust in light of their particular circumstances.

Termination of the GUC Trust

It is generally expected that all holders of GUC Trust Units on the final distribution date will receive a distribution of Excess GUC Trust Distributable Assets. The rules that govern Disputed Ownership Funds do not address when a Disputed Ownership Fund is considered to terminate for purposes of the Loss Succession Rule. One possible interpretation of the Loss Succession Rule is that the GUC Trust will be considered to terminate when the GUC Trust distributes all of its remaining assets to the holders of GUC Trust Units (i.e., on the final distribution date). Under this interpretation, all holders of GUC Trust Units would be considered to receive a distribution of GUC Trust assets upon the termination of the GUC Trust. At this time, the GUC Trust is not able to predict with any certainty when a final distribution may occur or when the GUC Trust will be terminated.

Allocation of Loss Carryovers

The rules that govern Disputed Ownership Funds do not address how the Loss Succession Rule should apply when Claimants are permitted to transfer their interests in a Disputed Ownership Fund. Because the GUC Trust Units are transferrable, it is not possible for the GUC Trust to determine which holders of GUC Trust Units may constitute Claimants for purposes of the Loss Succession Rule at any given time. Accordingly, upon its termination, the GUC Trust will not be in a position to provide an allocation of the GUC Trust’s Loss Carryovers among GUC Trust Claimants and/or holders of GUC Trust Units. As of June 30, 2016, there were 31,853,834 GUC Trust Units outstanding and $31.9 billion of Allowed General Unsecured Claims.

In addition, because the GUC Trust computes its taxable income in the same manner as a corporation, it is unclear whether, and if so, to what extent, the Five Year Rule might affect the amount of unused capital loss carryovers to which GUC Trust Claimants may succeed under the Loss Succession Rule.

Use of Estimates

The preparation of financial statements on a liquidation basis in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts of assets and liabilities. These estimates are subject to known and unknown risks, uncertainties and other factors that could materially impact the amounts reported and disclosed in the financial statements and related footnotes. Significant estimates include the anticipated amounts and timing of future cash flows for estimated investment income expected to be received, expected liquidation costs, Residual Wind-Down Claims and Costs, and fair value of marketable securities. Actual results could differ from those estimates.

Statement of Changes in Net Assets in Liquidation

During the three months ended June 30, 2016, net assets in liquidation decreased by approximately $0.4 million, from approximately $611.8 million to approximately $611.4 million, principally as a result of liquidating distributions of $0.9 million, largely offset by reductions of $0.3 million to the reserves for expected costs of liquidation and additional investment income of $0.2 million. As described below in more detail in “Liquidation and Administrative Costs” below, the reduction in the reserves for expected costs of liquidation for the three months ended June 30, 2016 is primarily associated with estimated fee reductions for ongoing costs of services provided by GUC Trust professionals.

There was no income tax provision or benefit during the three months ended June 30, 2016 as a result of cumulative net operating and capital losses and the establishment of a full valuation allowance against net deferred tax assets at the beginning and end of such periods. As a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that the deferred tax assets are not realizable. See “Functions and Responsibilities of the GUC Trust—Income Tax Liabilities for Certain Capital Gains, Investment Income and Dividends on New GM Common Stock” above and Note 7 (“Income Taxes”), to the financial statements.

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

As of June 30, 2016, the GUC Trust had approximately $21.9 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $24.6 million in reserves as of March 31, 2016. The following table summarizes in greater detail the changes in such reserves during the three months ended June 30, 2016:

	Three months ended June 30, 2016
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2016	$16,727	$6,379	$293	$1,212	$24,611
Less reductions in reserves	(310)	38	—	—	(272)
Less liquidation costs incurred:
Trust professionals	(616)	(518)	—	(1)	(1,135)
Trust governance	(756)	(450)	(17)	—	(1,223)
Other administrative expenses	(18)	(81)	—	—	(99)

Balance, June 30, 2016	$15,027	$5,368	$276	$1,211	$21,882

Reserves were decreased approximately $0.3 million during the three months ended June 30, 2016, in order to reflect a decrease in expected Wind-Down Costs of $0.3 million and an increase in expected Reporting Costs of $38,000. The changes in expected Wind-Down Costs and expected Reporting Costs during the three months ended June 30, 2016, are primarily associated with estimated fee changes for ongoing costs of services provided by GUC Trust professionals. In comparison, reserves were increased approximately $2.3 million during the three months ended June 30, 2015, in order to reflect a $1.4 million increase in expected Wind-Down Costs and a $0.9 million increase in expected Reporting Costs. The increase in expected Wind-Down Costs during the three months ended June 30, 2015, was primarily associated with additional expenses of GUC Trust Professionals with respect to liquidation of the New GM Securities and amendment of the GUC Trust Agreement and estimated commissions on the then pending sale of New GM Common Stock. The increase in expected Reporting Costs during the three months ended June 30, 2015, was primarily associated with additional expenses of GUC Trust Professionals with respect to liquidation of the New GM Securities and increased insurance costs.

Total reserves were reduced by the amount of liquidation and administrative costs incurred during the three months ended June 30, 2016. Trust professional costs incurred during the three months ended June 30, 2016 were approximately $1.1 million, as compared to approximately $2.1 million for the three months ended June 30, 2015. The decrease of $1.0 million from three-month period to period is due primarily to a decrease in Wind-Down Costs charged to the reserve. Trust Governance Costs incurred during the three months ended June 30, 2016 were approximately $1.2 million, as compared to $1.3 million for the three months ended June 30, 2015. Other administrative costs during the three months ended June 30, 2016 were approximately $99,000, as compared to approximately $86,000, for the three months ended June 30, 2015. For additional information regarding the components of each category of costs, see “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs,” “Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC Trust on the Dissolution Date.”

The foregoing reserves represent future costs of the GUC Trust for which there is a reasonable basis for estimation as of June 30, 2016 and, therefore, are recorded under the liquidation basis of accounting in accordance with U.S. GAAP. It is reasonably possible, however, that additional costs will be incurred, for which there was not a reasonable basis for estimation as of June 30, 2016. In particular, as of June 30, 2016, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through October 2017, which date is predominantly the result of the estimate of the period of time required for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust, and assumes an extension of the current scheduled dissolution date of the GUC Trust. This end date of the remaining liquidation period has been estimated predominantly on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. It is possible that future developments in the Term Loan Avoidance Action could extend the current estimate of the remaining period of time required for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond October 2017.

As described in Part 2, Item 1 (“Legal Proceedings”), the GUC Trust is participating, as an interested party, in litigation involving certain General Motors vehicle recalls. It is possible that such litigation could extend the remaining liquidation period of the GUC Trust beyond October 2017.

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

The process of recognizing reserves for expected costs of liquidation as a matter of financial reporting is separate and distinct from the process by which Distributable Cash is set aside from distribution for the purposes of funding projected costs of liquidation, which are generally estimated on a more conservative (i.e., more inclusive) basis and include contingencies that are not permitted to be recognized under applicable accounting standards. As described in further detail below, certain amounts of Distributable Cash have already been set aside from distribution for the purposes of meeting such potential additional obligations. However, the amounts set aside from distribution are neither reflected in nor a part of the financial statements included elsewhere in this Form 10-Q because the process of setting aside such assets is not related to the process of recording, as a matter of financial reporting in the Statement of Net Assets in Liquidation, reserves for expected costs of liquidation or any current and deferred income tax liabilities. See “Critical Accounting Policies and Estimates—Income Taxes” and “Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” above and “Net Assets in Liquidation—Distributable Cash Set Aside from Distribution” below.

For additional information regarding the reserves described above, see Note 2 (“Plan of Liquidation”) and Note 6 (“Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims”) to the financial statements.

Net Assets in Liquidation

Disputed Claims

The following table presents a summary of the activity in Allowed and Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims for the three months ended June 30, 2016:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claim Amount (2)
Total, March 31, 2016	$31,853,685	$70,000	$1,499,945	$1,569,945	$33,423,630
New Allowed General Unsecured Claims	76	—	—	—	76
Term Loan Avoidance Action Claims resolved or disallowed	—	—	(111)	(111)	(111)

Total, June 30, 2016	$31,853,761	$70,000	$1,499,834	$1,569,834	$33,423,595

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

During the three months ended June 30, 2016, the Avoidance Action Trust reached settlements with certain defendants to the Term Loan Avoidance Action resulting in recoveries to the Avoidance Action Trust of approximately $76,000. As a result, corresponding Term Loan Avoidance Action Claims of approximately $76,000 arose and were allowed under the GUC Trust Agreement.

Distributable Assets

The table below summarizes the activity in New GM Securities prior to their liquidation and Distributable Cash that comprises the GUC Trust’s distributable assets, including the numbers of New GM Securities previously distributed, and the amount of Distributable Cash distributable as of June 30, 2016, as well as the amount of Distributable Cash available for distribution to holders of GUC Trust Units as of June 30, 2016 (in thousands):

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Distributable Cash (including Dividend Cash)
Distributable Assets as of Effective Date (March 31, 2011)	150,000	136,364	136,364	$—
Dividends received on New GM Common Stock	—	—	—	24,746
Prior distributions (1)	(137,299)	(124,817)	(124,817)	(133,463)
Prior sales to fund GUC Trust costs and Avoidance Action Trust funding obligation	(1,313)	(1,194)	(1,194)	(170)
Prior liquidation of New GM Securities	(11,388)	(10,353)	(10,353)	741,701
Prior appropriation of Distributable Cash to fund GUC Trust liquidation and administrative costs	—	—	—	(12,046)

Holdings as of June 30, 2016	—	—	—	620,768

Less: Distributions payable at June 30, 2016 (2)				(7,028)
Add: Distributions payable to holders of GUC Trust Units as of June 30, 2016				5,201
Less: Amounts set aside from distribution to fund projected GUC Trust costs				(43,652)
Less: Amounts set aside from distribution to fund projected Dividend Taxes and Investment Income Taxes				(2,421)
Less: Amounts set aside from distribution to fund potential Taxes on Distribution				(107,616)

Distributable Assets as of June 30, 2016 (3)				$465,252

(1)	The numbers of New GM Securities and the amount of Distributable Cash shown as distributed include sales for (a) cash distributions to governmental entities to the extent such governmental entities have requested such sales and demonstrated to the satisfaction of the GUC Trust Administrator that such governmental entities are precluded by applicable law from receiving distributions of New GM Securities and (b) fractional amounts of New GM Securities, in lieu of which the GUC Trust is required pursuant to the GUC Trust Agreement to distribute cash, subject to certain minimum thresholds.
(2)	Distributions Payable includes both (i) Distributions Payable to holders of GUC Trust Units, in respect of Excess GUC Trust Distributable Assets that have not exceeded the minimum thresholds for distribution under the GUC Trust Agreement and (ii) Distributions Payable in respect of new Allowed General Unsecured Claims (including both (a) Allowed General Unsecured Claims that were newly allowed during the quarter ended June 30, 2016, and (b) Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled.
(3)	Distributable Assets reflects the amounts of Distributable Cash and Dividend Cash shown as “GUC Trust Distributable Assets” on the report included as Exhibit 99.1 to the Form 8-K filed by the GUC Trust with the SEC on July 22, 2016. Such Distributable Cash and associated Dividend Cash have been set aside for potential distribution in respect of current Disputed General Unsecured Claims and Term Loan Avoidance Action Claims as of June 30, 2016. To the extent that such claims are resolved in favor of the GUC Trust, Distributable Cash and associated Dividend Cash may become available for distribution to holders of GUC Trust Units in future periods. The amount of Distributable Cash and associated Dividend Cash set out above as “Distributable Assets” does not directly relate to Net Assets in Liquidation or any other number appearing in the GUC Trust’s financial statements prepared in accordance with U.S. GAAP.

As described above under the heading “—Disputed Claims,” as of June 30, 2016, there were approximately $31.9 billion in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed in the aggregate 137,298,736 shares of New GM Common Stock, 124,817,263 New GM Series A Warrants and 124,817,263 New GM Series B Warrants and $133.5 million of Distributable Cash. In addition, the GUC Trust was obligated to distribute as of June 30, 2016, $7.0 million of Distributable Cash. Such amount includes $5.2 million of Distributable Cash that was distributable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets as of June 30, 2016.

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

As of June 30, 2016, the distributable assets of the GUC Trust consisted of Distributable Cash of approximately $465.3 million (including Dividend Cash), after deducting the amounts of Distributable Cash (including Dividend Cash) (i) set aside from distribution to fund additional projected liquidation and administrative costs and potential income tax liabilities of the GUC Trust (as described below under the headings “Set Aside Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes and Investment Income Taxes” and “Set Aside Calculations Relating to Potential Taxes on Distribution”) and (ii) set aside for distributions payable in respect of New Allowed General Unsecured Claims and Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distributions to which they are entitled. Such Distributable Cash has been set aside for potential distribution in respect of current Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims. To the extent such claims are resolved in favor of the GUC Trust, Distributable Cash (including Dividend Cash) may become available for distribution to holders of GUC Trust Units in future periods.

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

For the quarter ended June 30, 2016, as a result of the standard quarterly reevaluations described above, the estimate of unfunded projected liquidation and administrative costs (including Dividend Taxes and Investment Income Taxes) was decreased by $1.0 million, which resulted in a corresponding decrease of $1.0 million in the needed set aside of Distributable Cash as compared with the Distributable Cash previously set aside from distribution. Such decrease in unfunded projected Wind-Down and Reporting and Transfer Costs was primarily related to reductions in remaining projected liquidation and administrative costs. Accordingly, as of June 30, 2016, the GUC Trust had set aside from distribution Distributable Cash of $46.1 million for the purposes of funding future projected liquidation and administrative costs of the GUC Trust, including Dividend Taxes and Investment Income Taxes of $2.4 million. Such amount was sufficient to fully fund projected liquidation and administrative costs of the GUC Trust, as estimated by the GUC Trust Administrator at June 30, 2016.

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

For the quarter ended June 30, 2016, as a result of the standard quarterly reevaluations described above, estimates of Taxes on Distribution were increased by $0.1 million, which resulted in a corresponding increase in the amount of Distributable Cash set aside from distribution to fund projected Taxes on Distribution of the GUC Trust of $0.1 million as compared with the Distributable Cash previously set aside from distribution. The increase in Taxes on Distributions primarily resulted from an increase in expected taxable income resulting from a decrease in the estimated taxable deductions during the quarter. Accordingly, as of June 30, 2016, the GUC Trust had set aside from distribution Distributable Cash of $107.6 million, for the purposes of funding potential Taxes on Distribution of the GUC Trust. Such amounts were sufficient to fully fund potential Taxes on Distribution of the GUC Trust, as estimated by the GUC Trust Administrator at June 30, 2016.

The “set aside” calculation for potential Taxes on Distribution as of June 30, 2016 is set forth below:

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Total
Number of New GM Securities liquidated by the GUC Trust during the quarter ended September 30, 2015	11,388,041	10,352,556	10,352,556
Average net cash proceeds derived per share/warrant	$31.23	$22.35	$14.94
Tax basis of New GM Securities (1)	19.87	11.38	7.88

Potential taxable gain per share/warrant	$11.36	$10.97	$7.06
Potential taxable gain from liquidation of New GM Securities (in thousands)	$129,381	$113,521	$73,129	$316,031

Net capital gains and net operating losses since March 31, 2015, exclusive of capital gains from liquidation of New GM Securities (2)				(25,650)
Additional expected tax deductible costs of liquidation (in thousands)				(18,624)

Estimated potential taxable income (in thousands)				271,757
Tax rate				39.6%

Amount of Distributable Cash, including Dividend Cash set aside (in thousands)				$107,616

(1)	Using the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, for purposes of determining the tax basis thereof.
(2)	The net capital gains and net operating losses since March 31, 2015 reflect taxable capital gains on distributions of New GM Securities using the tax basis of the New GM Securities described in (1) above. Operating losses exclude dividends received on New GM Common Stock held by the GUC Trust and investment income for which potential Dividend Taxes and Investment Income Taxes are reflected in the set aside for purposes of funding projected liquidation and administrative costs. Remaining capital and net operating loss carryovers for financial reporting purposes through March 31, 2016 are subject to examination by the Internal Revenue Service and, therefore, are excluded.

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

As described in Note 7 (“Income Taxes”) to the financial statements, the 60-day statutory notification period pursuant to Section 505(b) of the Bankruptcy Code expired on August 6, 2016, and, as of August 11, 2016, the GUC Trust has not received any communication from the Internal Revenue Service with respect to the GUC Trust’s request for prompt determination of its tax liability for the year ended March 31, 2016. As a result, the GUC Trust believes that its tax liability, as set forth on its tax return for the year ended March 31, 2016, is final and no income taxes are expected to be paid by the GUC Trust in the future. As a result, the GUC Trust will reevaluate the amounts of Distributable Cash set aside for Taxes on Distribution, Dividend Taxes and Investment Income Taxes in the quarter ending September 30, 2016.

GUC Trust Units

The following table presents the changes during the three months ended June 30, 2016, in the numbers of GUC Trust Units outstanding or which the GUC Trust was obligated to issue:

Trust Units
Outstanding or issuable at March 31, 2016	31,853,758
Issued during the period	—
Less: Issuable at beginning of period	—
Add: Issuable at end of period (1)	76

Outstanding or issuable at June 30, 2016 (2)	31,853,834

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal quarter.
(2)	The number of GUC Trust Units outstanding at any time represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units.

Liquidity and Capital Resources

The GUC Trust’s sources of liquidity are principally the funds it holds for the payment of liquidation and administrative costs, and to a significantly lesser degree, the earnings on such funds invested by it. In addition, as a result of the liquidation of all the GUC Trust’s holdings of New GM Securities during the quarter ended September 30, 2015, the GUC Trust holds Distributable Cash for distribution to GUC Trust beneficiaries. The GUC Trust holds such funds primarily in certain marketable securities, primarily U.S. Treasury bills, as permitted by the Plan and the GUC Trust Agreement.

During the three months ended June 30, 2016, the GUC Trust’s holdings of cash and cash equivalents increased approximately $1.3 million from approximately $4.4 million to approximately $5.7 million. The increase was primarily due to cash from the sale of marketable securities in excess of reinvestments of $6.8 million and interest income received on such marketable securities of $0.5 million, largely offset by cash paid for liquidation and administrative costs of $3.3 million, cash paid for Residual Wind-Down Claims of $2.6 million, and cash distributions of $0.1 million.

During the three months ended June 30, 2016, the funds invested by the GUC Trust in marketable securities decreased approximately $6.8 million, from approximately $661.1 million to approximately $654.3 million. The decrease was due primarily to a decrease in the funds reinvested in marketable securities during the period. The GUC Trust earned approximately $0.2 million in interest income on such investments during the period.

As of June 30, 2016, the GUC Trust held approximately $660.0 million in cash and cash equivalents and marketable securities. Of such amount, approximately $620.8 million relates to Distributable Cash (including Dividend Cash), a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to appropriate with the approval of the Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs and income tax liabilities (including Dividend Taxes, Investment Income Taxes and Taxes on Distribution) as they become due. Included in Distributable Cash at June 30, 2016, is approximately $17.2 million of Dividend Cash. As described above, Dividend Cash will be distributed to holders of subsequently Resolved Allowed Claims and GUC Trust Units in respect of Distributable Cash that they receive, unless such dividends are in respect of Distributable Cash that is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the GUC Trust’s liquidation and administrative costs, income tax liabilities or shortfalls in Residual Wind-Down Assets.

As of June 30, 2016, Distributable Cash (including Dividend Cash) held by the GUC Trust was set aside as follows: (a) $7.0 million for liquidating distributions payable as of that date, (b) $46.1 million to fund projected liquidation and administrative costs, including Dividend Taxes and Investment Income Taxes, and (c) $107.6 million to fund potential Taxes on Distribution. See “Net Assets in Liquidation—Distributable Assets” above.

In addition to Distributable Cash (including Dividend Cash), the GUC Trust held $39.3 million in cash and cash equivalents and marketable securities at June 30, 2016 representing funds held for payment of costs of liquidation and administration. Of that amount, approximately $28.0 million (comprising approximately $19.5 million of the remaining Residual Wind-Down Assets, approximately $8.2 million of the remaining Administrative Fund and approximately $0.3 million in remaining funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs) is required by the GUC Trust Agreement to be returned, upon the winding-up of the GUC Trust, to the DIP Lenders to the extent such funds are not utilized to satisfy designated Wind-Down Costs, Residual Wind-Down

Claims, Residual Wind-Down Costs, Avoidance Action Defense Costs and Indenture Trustee/Fiscal Paying Agent Costs. Cash and cash equivalents and marketable securities of $8.2 million remaining in the Administrative Fund have been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust (a substantial majority of which will likely not be incurred and, therefore, will likely be returned to the DIP Lenders), and such amounts may not be used for the payment of GUC Trust professionals’ fees and expenses or other Wind-Down Costs. Such amounts will not at any time be available for distribution to the holders of the GUC Trust Units. The balance of cash and cash equivalents and marketable securities of approximately $11.3 million is available for the payment of certain reporting and administrative costs of the GUC Trust, and would be available in the future for distribution to the holders of the GUC Trust Units, if not otherwise used to satisfy those GUC Trust obligations. See “Functions and Responsibilities of the GUC Trust” above.

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements about the assets, financial condition and prospects of the GUC Trust. Actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the resolution of the Disputed General Unsecured Claims, the outcome of and the ultimate recovery on the Term Loan Avoidance Action, any related incurrence of Allowed General Unsecured Claims, the ultimate outcome of the Motions to Enforce litigation, the GUC Trust’s incurrence of professional fees, tax liabilities and other expenses in connection with administration of the GUC Trust, economic conditions, changes in tax and other governmental rules and regulations applicable to the GUC Trust, and other risks. Some of these risks and uncertainties are beyond the ability of the GUC Trust to control, and in many cases, risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements cannot be predicted. When used in this Form 10-Q, the words “believes,” “estimates,” “plans,” “expects,” “intends,” and “anticipates” and similar expressions are intended to identify forward-looking statements.

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

“Bankruptcy Code” means title 11 of the United States Code.

“Bankruptcy Court” means the United States Bankruptcy Court for the Southern District of New York.

“Claimant” means, for purposes of the rules that govern Disputed Ownership Funds, a person who claims ownership of, in whole or in part, property immediately before and immediately after such property is transferred to a Disputed Ownership Fund.

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

“Five Year Rule” means the five year period after capital losses are incurred for which such losses may be carried forward by corporations under U.S. tax rules.

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

“Loss Succession Rule” means, under Treasury Regulation Section 1.468B-9(C)(6), each Claimant is entitled to succeed to and take into account a portion of any unused Loss Carryovers upon termination of the GUC Trust.

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

“Loss Carryovers” means capital loss carryovers and net operating loss carryovers of the GUC Trust.

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

“Plan” means the Debtors’ Second Amended Joint Chapter 11 Plan, filed with the Bankruptcy Court on March 18, 2011.

“Pre-Closing Accident Plaintiffs” means plaintiffs in the Ignition Switch Personal Injury Actions involved in pre-closing accidents.

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

“Threshold Issues Appeal Decision” means the Second Circuit’s decision in case number 15-2844, docket number 384, and related cross-appeals, dated July 13, 2016.

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

Beginning on November 16, 2015, numerous defendants filed motions seeking to dismiss the amended complaint or to obtain a judgment on the pleadings. The Bankruptcy Court heard oral argument with respect to the motions to dismiss and motions for judgment on the pleadings on April 18, 2016. The Bankruptcy Court denied all of the motions to dismiss in an opinion and order dated June 30, 2016. A group of defendants filed a motion for leave to appeal from the Bankruptcy Court’s opinion and order. That motion for leave to appeal is currently pending before the U.S. District Court for the Southern District of New York.

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

The Avoidance Action Trust was established under the Plan and is independent of the GUC Trust. The proper beneficiaries of the proceeds of the Term Loan Avoidance Action has been a matter of dispute, with both the DIP Lenders and the Committee, on behalf of the holders of Allowed General Unsecured Claims, claiming sole rights to such proceeds. On June 6, 2011, the Committee commenced an adversary proceeding seeking a declaratory judgment that (i) the DIP Lenders are not entitled to any proceeds of the

Term Loan Avoidance Action and have no interests in the Avoidance Action Trust, and (ii) the holders of Allowed General Unsecured Claims have the exclusive right to receive any and all proceeds of the Term Loan Avoidance Action, and are the exclusive beneficiaries of the Avoidance Action Trust. On December 2, 2011, the Bankruptcy Court entered an order in favor of the Committee, denying the DIP Lenders’ motions to dismiss and for summary judgment. On December 16, 2011, the DIP Lenders appealed this and other related rulings and decisions of the Bankruptcy Court. On July 3, 2012, the District Court for the Southern District of New York vacated the Bankruptcy Court’s judgment and remanded the case to the Bankruptcy Court, with instructions for the Bankruptcy Court judge to dismiss the Committee’s complaint without prejudice for want of subject matter jurisdiction. On July 16, 2016, the Committee and the Avoidance Action Trust filed a motion with the Bankruptcy Court seeking, among other relief, approval of a settlement between the DIP Lenders and the Committee resolving their dispute about the entitlement to proceeds of the Term Loan Avoidance Action. According to the proposed settlement, after the repayment by the Avoidance Action Trust of certain cash advances, any distributable proceeds are to be allocated and paid as follows: 70% to holders of Allowed General Unsecured Claims and 30% to the DIP Lenders. On August 10, 2016, the Bankruptcy Court held a hearing in respect of the Avoidance Action Trust’s request for approval of that settlement agreement. As of the date of filing this report on Form 10-Q, the Bankruptcy Court has not issued a ruling with regard to the settlement agreement. Regardless of the Bankruptcy Court’s ultimate ruling with respect to the settlement agreement, beneficial interests in the Avoidance Action Trust (if any) will remain with the DIP Lenders and/or the holders of Allowed General Unsecured Claims, rather than beneficiaries of GUC Trust Units.

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

In its quarterly report on Form 10-Q filed July 21, 2016, New GM also disclosed that, as of July 15, 2016, 100 putative class actions were pending against New GM in various federal and state trial courts in the United States seeking compensatory and other damages for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that, as of July 15, 2016, 285 actions were pending against New GM in various federal and state courts in the United States seeking compensatory and other damages for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these 285 cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions).

Since June 2014, 307 Recall-Related Actions have been transferred to the United States District Court of the Southern District of New York, or the MDL Court, and have been consolidated into a single case, case number 14-MD-2543 (JMF), or the MDL Proceeding. Since September 17, 2015, New GM has reached various agreements with certain personal injury claimants regarding possible settlement of their claims.

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

The Equitable Mootness Finding became binding on plaintiffs in the Other Economic Loss Actions and Other Personal Injury Actions pursuant to a decision and order of the Bankruptcy Court dated September 3, 2015. In addition, following entry of the Threshold Issues Judgment, certain plaintiffs filed amended complaints in the MDL Proceeding on June 12, 2015, July 19, 2015 and December 17, 2015.

Certain plaintiffs in the Recall-Related Actions appealed the Threshold Issues Decision and Threshold Issues Judgment, and New GM and the GUC Trust each filed cross-appeals with respect to the Threshold Issues Decision and Threshold Issues Judgment. On September 22, 2015, the Second Circuit entered an order granting a direct appeal of the Threshold Issues Decision and Threshold Issues Judgment to the Second Circuit. Pursuant to later scheduling orders entered by the Second Circuit, briefing commenced on November 16, 2015 and concluded on February 22, 2016. The Second Circuit heard oral argument on the appeals and cross appeals on March 15, 2016.

On July 13, 2016, the Second Circuit reached a decision in the appeal, or the Threshold Issues Appeal Decision. In the Threshold Issues Appeal Decision, the Second Circuit held, in pertinent part, that plaintiffs in the Ignition Switch Personal Injury Actions involved in pre-closing accidents, or the Pre-Closing Accident Plaintiffs, and plaintiffs in the Ignition Switch Economic Loss Actions who acquired their vehicles pre-closing were entitled to, but did not receive, direct-mail notice of the Sale because Old GM “knew or reasonably should have known about the ignition switch defect prior to bankruptcy.” The Second Circuit also noted that it could not say with fair assurance that the outcome of the Sale would have been the same had Old GM given plaintiffs adequate notice of the ignition switch defect and the Sale, and these plaintiffs voiced their objections to those provisions of the Sale Order barring their claims against New GM. Accordingly, the Second Circuit ruled that enforcing the Sale Order against the Pre-Closing Accident Plaintiffs and the Ignition Switch Plaintiffs would violate their procedural due process rights in these circumstances, and therefore, they cannot be bound by the terms of the Sale Order. As a result, the court held that those plaintiffs are not enjoined from pursuing claims against New GM.

The Second Circuit further held that the Bankruptcy Court lacked subject-matter jurisdiction to issue its Equitable Mootness Finding because no plaintiff has asserted a claim against the GUC Trust. Therefore, the Second Circuit held, the Bankruptcy Court’s Equitable Mootness Finding was purely advisory. The Second Circuit did not, however, express any opinion as to the merits of whether claims against the GUC Trust would be equitably moot if brought against the GUC Trust.

In addition, the Second Circuit held that the Sale Order cannot enjoin independent claims relating to New GM’s post-Sale conduct. It also held that claims by plaintiffs in the Ignition Switch Economic Loss Actions who bought used GM vehicles post-Sale are not bound by the Sale Order and, therefore, are not enjoined from pursuing claims against New GM for their losses, because those claimants lacked a pre-Sale connection to Old GM at the time Old GM filed its bankruptcy petition.

The Second Circuit remanded to the Bankruptcy Court for it to conduct further proceedings as to claims by plaintiffs in Other Personal Injury Actions and Other Economic Loss Actions.

On July 20, 2016, New GM asked the Second Circuit for an extension of time to seek rehearing by the panel that issued the Threshold Issues Appeal Decision and by all of the active judges of the Second Circuit. The GUC Trust did not oppose that request, which remains pending before the court. Rehearing is not frequently granted. If rehearing is granted, then the Threshold Issues Appeal Decision would be vacated and the Second Circuit would issue a new decision. That new decision may reach the same conclusions as the Threshold Issues Appeal Decision, different conclusions as the Threshold Issues Appeal Decision, or a mix of both. If rehearing is not granted, New GM has said that it will pursue a petition for a writ of certiorari in the Supreme Court of the United States.

Other Matters

In addition, the GUC Trust has been named a defendant in two actions by individual plaintiffs with separate personal claims against Old GM. One of these claimants is seeking, in light of the recalls by New GM, to overturn the terms of a previous settlement with Old GM for personal injuries/wrongful deaths that occurred prior to the Closing Date. Although the GUC Trust and New GM defeated an effort by that claimant to obtain relief in the Bankruptcy Court from her settlement, the claimant appealed that ruling to the United States District Court for the Southern District of New York, and briefing in that appeal was completed on March 14, 2016. On June 21, 2016, the District Court affirmed the Bankruptcy Court’s order denying the claimant’s effort to obtain relief. The claimant has appealed the District Court’s ruling to the Second Circuit. Briefing in that appeal is not yet underway.

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

Other than the foregoing, during the quarter ended June 30, 2016, no material changes occurred with respect to any legal proceedings relating to the GUC Trust, as compared to the disclosures included in the GUC Trust’s prior filings with the Securities and Exchange Commission.

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

In its quarterly report on Form 10-Q filed July 21, 2016, New GM also disclosed that, as of July 15, 2016, 100 putative class actions were pending against New GM in various federal and state trial courts in the United States seeking compensatory and other damages for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that, as of July 15, 2016, 285 actions were pending against New GM in various federal and state courts in the United States seeking compensatory and other damages for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these 285 cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions).

Since June 2014, 307 Recall-Related Actions have been transferred to the United States District Court of the Southern District of New York, or the MDL Court, and have been consolidated into a single case, case number 14-MD-2543 (JMF), or the MDL Proceeding. Since September 17, 2015, New GM has reached various agreements with certain personal injury claimants regarding possible settlement of their claims.

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

The Equitable Mootness Finding became binding on plaintiffs in the Other Economic Loss Actions and Other Personal Injury Actions pursuant to a decision and order of the Bankruptcy Court dated September 3, 2015. In addition, following entry of the Threshold Issues Judgment, certain plaintiffs filed amended complaints in the MDL Proceeding on June 12, 2015, July 19, 2015 and December 17, 2015.

Certain plaintiffs in the Recall-Related Actions appealed the Threshold Issues Decision and Threshold Issues Judgment, and New GM and the GUC Trust each filed cross-appeals with respect to the Threshold Issues Decision and Threshold Issues Judgment. On September 22, 2015, the Second Circuit entered an order granting a direct appeal of the Threshold Issues Decision and Threshold Issues Judgment to the Second Circuit. Pursuant to later scheduling orders entered by the Second Circuit, briefing commenced on November 16, 2015 and concluded on February 22, 2016. The Second Circuit heard oral argument on the appeals and cross appeals on March 15, 2016.

On July 13, 2016, the Second Circuit reached a decision in the appeal, or the Threshold Issues Appeal Decision. In the Threshold Issues Appeal Decision, the Second Circuit held, in pertinent part, that plaintiffs in the Ignition Switch Personal Injury Actions involved in pre-closing accidents, or the Pre-Closing Accident Plaintiffs, and plaintiffs in the Ignition Switch Economic Loss Actions who acquired their vehicles pre-closing were entitled to, but did not receive, direct-mail notice of the Sale because Old GM “knew or reasonably should have known about the ignition switch defect prior to bankruptcy.” The Second Circuit also noted that it could not say with fair assurance that the outcome of the Sale would have been the same had Old GM given plaintiffs adequate notice of the ignition switch defect and the Sale, and these plaintiffs voiced their objections to those provisions of the Sale Order barring their claims against New GM. Accordingly, the Second Circuit ruled that enforcing the Sale Order against the Pre-Closing Accident Plaintiffs and the Ignition Switch Plaintiffs would violate their procedural due process rights in these circumstances, and therefore, they cannot be bound by the terms of the Sale Order. As a result, the court held that those plaintiffs are not enjoined from pursuing claims against New GM.

The Second Circuit further held that the Bankruptcy Court lacked subject-matter jurisdiction to issue its Equitable Mootness Finding because no plaintiff has asserted a claim against the GUC Trust. Therefore, the Second Circuit held, the Bankruptcy Court’s Equitable Mootness Finding was purely advisory. The Second Circuit did not, however, express any opinion as to the merits of whether claims against the GUC Trust would be equitably moot if brought against the GUC Trust.

In addition, the Second Circuit held that the Sale Order cannot enjoin independent claims relating to New GM’s post-Sale conduct. It also held that claims by plaintiffs in the Ignition Switch Economic Loss Actions who bought used GM vehicles post-Sale are not bound by the Sale Order and, therefore, are not enjoined from pursuing claims against New GM for their losses, because those claimants lacked a pre-Sale connection to Old GM at the time Old GM filed its bankruptcy petition.

The Second Circuit remanded to the Bankruptcy Court for it to conduct further proceedings as to claims by plaintiffs in Other Personal Injury Actions and Other Economic Loss Actions.

On July 20, 2016, New GM asked the Second Circuit for an extension of time to seek rehearing by the panel that issued the Threshold Issues Appeal Decision and by all of the active judges of the Second Circuit. The GUC Trust did not oppose that request, which remains pending before the court. Rehearing is not frequently granted. If rehearing is granted, then the Threshold Issues Appeal Decision would be vacated and the Second Circuit would issue a new decision. That new decision may reach the same conclusions as the Threshold Issues Appeal Decision, different conclusions as the Threshold Issues Appeal Decision, or a mix of both. If rehearing is not granted, New GM has said that it will pursue a petition for a writ of certiorari in the Supreme Court of the United States.

Other than the foregoing, there have been no material changes regarding risk factors from what was previously included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 25, 2016.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Motors Liquidation Company GUC Trust, for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Net Assets in Liquidation (Liquidation Basis) as of June 30, 2016 and March 31, 2016, (ii) Condensed Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three months ended June 30, 2016 and 2015, (iii) Condensed Statements of Cash Flows (Liquidation Basis) for the three months ended June 30, 2016 and 2015 and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2016

MOTORS LIQUIDATION COMPANY GUC TRUST

By:	Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

By:	/s/ David A. Vanaskey
Name:	David A. Vanaskey
Title:	Vice President of Wilmington Trust Company

EXHIBIT INDEX

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Motors Liquidation Company GUC Trust, for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Net Assets in Liquidation (Liquidation Basis) as of June 30, 2016 and March 31, 2016, (ii) Condensed Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three months ended June 30, 2016 and 2015, (iii) Condensed Statements of Cash Flows (Liquidation Basis) for the three months ended June 30, 2016 and 2015 and (iv) Notes to Condensed Financial Statements.