Form 10-Q
period 2016-09-30
Motors Liquidation Co
filed 2016-11-10
CIK 40730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

MOTORS LIQUIDATION COMPANY GUC TRUST

FORM 10-Q TABLE OF CONTENTS

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

(Dollars in thousands)

	September 30, 2016	March 31, 2016
	Unaudited
ASSETS
Cash and Cash Equivalents (Note 3)	$5,556	$4,410
Marketable Securities (Note 3)	649,797	661,123
Other Assets and Deposits	1,827	1,654

TOTAL ASSETS	657,180	667,187
LIABILITIES
Accounts Payable and Other Liabilities	4,650	5,845
Liquidating Distributions Payable (Note 4)	114,038	6,213
Reserves for Residual Wind-Down Claims (Note 6)	13,899	18,745
Reserves for Expected Costs of Liquidation (Note 6)	24,588	24,611

TOTAL LIABILITIES	157,175	55,414

NET ASSETS IN LIQUIDATION (Note 3)	$500,005	$611,773

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net Assets in Liquidation, beginning of period	$611,376	$786,385	$611,773	$944,736
Increase (decrease) in net assets in liquidation:
Net additions to reserves for Expected Costs of Liquidation (Note 6)	(5,315)	(7,967)	(5,043)	(10,298)
Liquidating distributions (Note 4)	(107,058)	(117,280)	(107,971)	(124,420)
Net change in fair value of holdings of New GM Securities	—	(48,221)	—	(175,229)
Dividends and interest income (net reversal) (Note 3)	1,002	381	1,246	(21,491)

Net decrease in net assets in liquidation	(111,371)	(173,087)	(111,768)	(331,438)

Net Assets in Liquidation, end of period	$500,005	$613,298	$500,005	$613,298

See Accompanying Notes to Condensed Financial Statements.

Motors Liquidation Company GUC Trust

CONDENSED STATEMENTS OF CASH FLOWS (LIQUIDATION BASIS) (UNAUDITED)

(Dollars in thousands)

	Six Months Ended September 30,
	2016	2015
Cash flows from (used in) operating activities
Cash receipts from dividends and interest	$956	$4,149
Cash paid for professional fees, governance costs and other administrative costs	(6,297)	(7,433)
Cash paid for Residual Wind-Down Claims	(4,691)	(3,356)
Cash paid for distributions	(146)	(46)

Net cash flows used in operating activities	(10,178)	(6,686)
Cash flows from (used in) investing activities
Cash used to purchase marketable securities	(3,176,333)	(793,948)
Cash from maturities and sales of marketable securities	3,187,657	62,886

Net cash flows from (used in) investing activities	11,324	(731,062)
Cash flows from financing activities
Cash from liquidation of New GM Securities	—	741,702

Net cash flows from financing activities	—	741,702

Net increase in cash and cash equivalents	1,146	3,954
Cash and cash equivalents, beginning of period	4,410	37,483

Cash and cash equivalents, end of period	$5,556	$41,437

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

September 30, 2016

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

As described above, the beneficiaries of the GUC Trust are future holders and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units (“Trust Beneficiaries”). As Disputed General Unsecured Claims are resolved and allowed and thereby become Allowed General Unsecured Claims, the holders thereof become entitled to receive liquidating distributions of Distributable Cash (including Dividend Cash) and GUC Trust Units pro rata by the amount of such claims. Upon such occurrence, the GUC Trust incurs an obligation to distribute Distributable Cash and, accordingly, liquidating distributions payable are recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) that the GUC Trust is obligated to distribute as of the end of the period in which the Disputed General Unsecured Claims and Term Loan Avoidance Action Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent that additional Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2, liquidating distributions payable would be recorded for the Distributable Cash (including the related Dividend Cash), that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence. Prior to the resolution and allowance of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims, liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims. Rather, the beneficial interests of GUC Trust beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the financial statements.

The accompanying (a) condensed statement of net assets in liquidation at March 31, 2016, which has been derived from audited financial statements, and (b) the unaudited interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by U.S. GAAP for complete financial statements. The GUC Trust believes all adjustments, normal and recurring in nature, considered necessary for a fair presentation have been included. The changes in net assets in liquidation for the three months ended September 30, 2016 are not necessarily indicative of the changes in net assets that may be expected for the full year. The GUC Trust believes that, although the disclosures contained herein are adequate to prevent the information presented from being misleading, the accompanying interim condensed financial statements should be read in conjunction with the GUC Trust’s financial statements for the year ended March 31, 2016 included in Form 10-K filed by the GUC Trust with the Securities and Exchange Commission on May 25, 2016.

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

Pursuant to the GUC Trust Agreement, holders of Disputed General Unsecured Claims become entitled to receive a distribution of Distributable Cash from the GUC Trust if, and to the extent that, such Disputed General Unsecured Claims become Allowed General Unsecured Claims. Under the GUC Trust Agreement, the GUC Trust Administrator has the authority to file objections to such Disputed General Unsecured Claims and such claims may be prosecuted through alternative dispute resolution proceedings, including mediation and arbitration (“ADR Proceedings”), if appropriate. As of September 30, 2016, there was one remaining Disputed General Unsecured Claim of approximately $20.0 million to which the GUC Trust had objected (the “Remaining Disputed Claim”). Subsequent to September 30, 2016, the legal remedies of the claimant holding the Remaining Disputed Claim were effectively exhausted. The GUC Trust intends to file a motion with the Bankruptcy Court seeking to expunge the Remaining Disputed Claim from the Debtors’ claims register. In addition, as of September 30, 2016, the GUC Trust held as reserves for Disputed General Unsecured Claims approximately $50.0 million in claim amount that is not associated with any particular claim, but which has been set aside by the GUC Trust Administrator as a general claim contingency. See “Allowed and Disputed Claims” below.

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

Only one avoidance action, captioned Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al., Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009) (the “Term Loan Avoidance Action”), was commenced prior to the statutory deadline for commencing such actions. The Term Loan Avoidance Action was commenced by the Official Committee of Unsecured Creditors of Motors Liquidation Company (the “Committee”), and, among other things, seeks the return of approximately $1.5 billion that had been transferred by the Debtors (with funds advanced after the commencement of the Debtors’ chapter 11 cases by the United States Treasury and Export Development Canada (together, the “DIP Lenders”)) to a consortium of prepetition lenders pursuant to the terms of the order of the Bankruptcy Court. On December 15, 2011, in accordance with the Plan, upon the dissolution of MLC, the Term Loan Avoidance Action was transferred to the Avoidance Action Trust (as defined below). Pursuant to the GUC Trust Agreement, to the extent that Wilmington Trust Company, not in its individual capacity but solely in its capacity as the trustee and trust administrator of the Avoidance Action Trust (the “Avoidance Action Trust Administrator”), is successful in obtaining a recovery by way of judgment or settlement from the defendants to the Term Loan Avoidance Action, such defendants shall receive an Allowed General Unsecured Claim against the GUC Trust in the amount so disgorged to the Avoidance Action Trust (such general unsecured claims “Term Loan Avoidance Action Claims,” and together with Resolved Disputed Claims, the “Resolved Allowed Claims”).

As described in Part II, Item 1 (“Legal Proceedings”), the Committee, the DIP Lenders and the Avoidance Action Trust have reached a settlement agreement concerning, among other things, the allocation of potential distributable recoveries from the Term Loan Avoidance Action. The Bankruptcy Court approved the settlement agreement in an opinion and order entered on August 24, 2016 (the “Approval Order’). The Approval Order is in effect, but is the subject of an appeal pending before the U.S. District Court for the Southern District of New York. Regardless of the outcome of the pending appeal, no funds reclaimed from the pre-petition lenders in the Term Loan Avoidance Action will be transferred to or otherwise benefit the GUC Trust or be distributed on account of GUC Trust Units.

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

Funding for GUC Trust Costs of Liquidation

The GUC Trust has incurred and will continue to incur certain costs to liquidate the trust assets and implement the Plan. On or about the Effective Date, pursuant to the Plan, MLC contributed approximately $52.7 million to the GUC Trust to be held and maintained by the GUC Trust Administrator (the “Administrative Fund”) for the purpose of paying certain fees and expenses (including certain tax obligations) incurred by the GUC Trust (including fees of the GUC Trust Administrator and the GUC Trust Monitor and the fees and expenses for professionals retained by the GUC Trust), other than the Reporting Costs, as defined below (“Wind-Down Costs”). As of September 30, 2016, the remaining Administrative Fund aggregated $7.8 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount of the Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs. Pursuant to the GUC Trust Agreement, cash or investments from the Administrative Fund, if any, which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. Subsequent to September 30, 2016, the GUC Trust Administrator determined to return $6.0 million of the remaining Administrative Fund to the DIP Lenders during November 2016. Such pending return is associated with a potential tax liability that the GUC Trust Administrator, in consultation with its Trust Professionals, had determined would not be incurred, and therefore would not be expended by the GUC Trust.

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

The GUC Trust Agreement provides that, if the GUC Trust Administrator determines that the Administrative Fund is not sufficient to satisfy the current or projected Wind-Down Costs or the Initial Reporting Cash is not sufficient to satisfy the current or projected Reporting Costs, the GUC Trust Administrator, with the approval of the GUC Trust Monitor, is authorized to set aside Distributable Cash from distribution for these purposes. The GUC Trust Administrator may then appropriate such Distributable Cash to fund the Wind-Down Costs and/or Reporting Costs with the required approval of the Bankruptcy Court. Distributable Cash that is set aside and/or appropriated in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and any appropriation of Distributable Cash (including related Dividend Cash) will be classified as “Other Administrative Cash” under the GUC Trust Agreement. The setting aside (or appropriation) of Distributable Cash, including Dividend Cash, itself is not, and has not been, reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust. Separate from this process of setting aside (or appropriating) Distributable Cash to satisfy unfunded projected costs and expenses of the GUC Trust, as a matter of financial reporting, the GUC Trust records reserves in its Statement of Net Assets in Liquidation (the source of funding of which is not addressed therein) for all expected costs of liquidation for which there is a reasonable basis for estimation. For this reason, among others, there is not a direct relationship between the amount of such reserves reflected in the Statement of Net Assets in Liquidation and the amount of any Distributable Cash that is set aside (or appropriated) for current or projected costs and expenses of the GUC Trust. Adjustments to the Reserves for Expected Costs of Liquidation as reported in the Statement of Net Assets in Liquidation are recorded only when there is a reasonable basis for estimation of the expected incurrence of additional costs or a reduction in expected costs. For more information regarding the Reserves for Expected Costs of Liquidation reflected in the accompanying Condensed Statement of Net Assets in Liquidation, see Note 6.

Prior to the aforementioned liquidation of all New GM Securities in July and August 2015, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding purposes described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund the then current and projected costs and expenses of the GUC Trust. The March 2012 Bankruptcy Court order also authorized the sale of further New GM Securities aggregating $13.7 million for the purpose of funding certain fees, costs and expenses of the Avoidance Action Trust and the transfer of the sale proceeds to the Avoidance Action Trust (such sale proceeds were so transferred in May 2012). Prior to the aforementioned liquidation of all New GM Securities, sales of New GM Securities to fund projected Wind-Down Costs and Reporting Costs through calendar year 2015 aggregated approximately $61.7 million, including Dividend Cash of $0.2 million and the Initial Reporting Cash (which amounts comprised part of the GUC Trust’s Other Administrative Cash). Such securities sold aggregated 1,043,801 shares of New GM Common Stock, 948,887 New GM Series A Warrants and 948,887 New GM Series B Warrants. In December 2015, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $12 million to fund the projected costs and expenses of the GUC Trust for calendar year 2016. Such appropriation reduced Distributable Cash and increased Other Administrative Cash. As of September 30, 2016, Other Administrative Cash aggregated $9.2 million. To the extent that any of the Other Administrative Cash is not ultimately required and is held by the GUC Trust at the time of its dissolution, such remaining Other Administrative Cash will be distributed by the GUC Trust to holders of GUC Trust Units.

As of September 30, 2016, Distributable Cash of $41.4 million was set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2016. Accordingly, such Distributable Cash is not available for distribution to the beneficiaries of GUC Trust Units. Set aside and/or appropriated Distributable Cash is reflected in cash and cash equivalents and marketable securities in the Statement of Net Assets in Liquidation until expended.

Funding for Potential Tax Liabilities on Dispositions of New GM Securities, Dividends on New GM Common Stock and Investment Income

The GUC Trust is subject to U.S. federal income tax on realized net gains from the distribution and sale of New GM Securities (such taxes, “Taxes on Distribution”). The GUC Trust is also subject to U.S. federal income tax on dividends received on New GM Common Stock held by the GUC Trust (such taxes, “Dividend Taxes”) and on investment income earned on Distributable Cash (such taxes, “Investment Income Taxes”). The GUC Trust Agreement provides that the Administrative Fund may not be utilized to satisfy any Taxes on Distribution, Dividend Taxes or Investment Income Taxes. As such, the GUC Trust Administrator is authorized, with the approval of the GUC Trust Monitor, to set aside from distribution Distributable Cash in amounts that would be sufficient to satisfy any potential Taxes on Distribution, Dividend Taxes or Investment Income Taxes. Any Distributable Cash that is set aside for Dividend Taxes and Investment Income Taxes is included in the set-aside for Wind-Down Costs described above in “Funding for GUC Trust Costs of Liquidation.” The GUC Trust Administrator may appropriate such set aside Distributable Cash to fund any such Taxes on Distribution, Dividend Taxes or Investment Income Taxes with the approval of the GUC Trust Monitor and, with respect to Dividend Taxes and Investment Income Taxes only, with the approval of the Bankruptcy Court. Any Distributable Cash that is appropriated in this manner will not be available for distribution to the beneficiaries of GUC Trust Units, and the appropriation of Distributable Cash (including Dividend Cash) will be classified as “Other Administrative Cash” under the GUC Trust Agreement. Set aside and/or appropriated Distributable Cash is reflected in cash and cash equivalents and marketable securities until expended to pay Taxes on Distribution, Dividend Taxes or Investment Income Taxes. While any set-aside or appropriated Distributable Cash (including Dividend Cash) is not available for distribution, there is no corresponding liability or reserve related to any such set-aside assets reflected in the Statement of Net Assets in Liquidation or any of the other financial statements of the GUC Trust.

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

During the quarter ended September 30, 2016, the GUC Trust Administrator reviewed the potential Taxes on Distribution, Dividend Taxes and Investment Income Taxes. As a result of such review, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution, Dividend Taxes or Investment Income Taxes. As a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2016, and all prior years, are no longer subject to examination and no income taxes may be assessed for the year ended March 31, 2016, and all prior years. However, the GUC Trust’s remaining capital loss carryovers and net operating loss carryovers are still subject to examination by the Internal Revenue Service in subsequent years if those losses, if any, are utilized. Such utilization is not expected as a result of the sale of all previously held New GM Securities in the year ended March 31, 2016, except potentially with respect to any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM as described in Part II, Item 1 (“Legal Proceedings”), which is not estimable at this time. Accordingly, no income taxes are expected to be paid in the future, except potentially with respect to any taxes due on any recovery on the proposed settlement of the securities class action against New GM, which is not estimable at this time. Any such recovery would only potentially generate an income tax liability in the unlikely event that the GUC Trust is required to recalculate its previously recognized capital gains and losses from the sale and distribution of New GM Securities in prior years using a tax basis determined on December 15, 2011 (when record ownership of the previously held New GM Securities transferred to the GUC Trust from MLC) rather than on March 31, 2011 (when beneficial ownership for a substantial majority of the previously held New GM Securities transferred to the GUC Trust from MLC). See Note 7 and “Critical Accounting Policies and Estimates – Income Taxes” in Item 2 (“Management’s Discussion and Analysis”) below for more information regarding income taxes and remaining capital and net operating loss carryovers generated in prior years that are still subject to examination by the Internal Revenue Service and which potentially could succeed to Claimants (as defined below pursuant to tax rules) and the material uncertainties associated therewith. The GUC Trust Administrator intends to continue to reevaluate the amount of Distributable Cash set aside on a quarterly basis.

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

The amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash of $1.4 million received by the GUC Trust from MLC on the Dissolution Date by approximately $15.5 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. It is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise to be paid from the other remaining Residual Wind-Down Assets and, following the depletion of such assets, the Administrative Fund (to the extent of any excess amounts remaining in the Administrative Fund from the funds designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust), Other Administrative Cash or the appropriation of Distributable Cash. As of September 30, 2016, Residual Wind-Down Assets aggregating $17.3 million were held by the GUC Trust and were recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation as of September 30, 2016. By comparison, there were approximately $2.2 million in Residual Wind-Down Claims against such assets as of September 30, 2016, subject to increase for new Residual Wind-Down Claims that are expected to arise for Avoidance Action Defense Costs.

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) $1.4 million in respect of certain costs, fees and expenses payable under the Plan to the indenture trustees and fiscal and paying agents for the previously outstanding debt of MLC (the “Indenture Trustee / Fiscal and Paying Agent Costs”), and (ii) $2.0 million in respect of Reporting Costs. The funds received were credited to the reserve for expected costs of liquidation. Any unused portion of the funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the

GUC Trust. As of September 30, 2016, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs held by the GUC Trust approximated $0.3 million and are recorded in cash and cash equivalents in the accompanying Condensed Statement of Net Assets in Liquidation. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of September 30, 2016.

3.	Net Assets in Liquidation

Description

Under the GUC Trust Agreement and the Plan, as described more fully in Note 1, the beneficiaries of the GUC Trust are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. Assets of the GUC Trust consisting primarily of Distributable Cash (including Dividend Cash) as described in Note 1 are available to be distributed to the Trust Beneficiaries in accordance with the Plan and the GUC Trust Agreement, except to the extent that they are set aside or appropriated for funding the expected costs of liquidation and potential tax liabilities of the GUC Trust. The amounts of net assets in liquidation presented in the accompanying Condensed Statements of Net Assets in Liquidation correspond to the amounts of GUC Trust Distributable Assets as of the respective dates, after certain adjustments including reductions for the amounts of set aside Distributable Cash and appropriated Distributable Cash. GUC Trust Distributable Assets aggregated approximately $577.5 million at September 30, 2016. For additional information, see “Net Assets in Liquidation—Distributable Assets” in Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) below.

Cash and Cash Equivalents and Marketable Securities

As of September 30, 2016, cash and cash equivalents and marketable securities aggregated $655.4 million and are comprised of the following:

(in thousands)
Distributable Cash (including associated Dividend Cash)	$620,718
Residual Wind-Down Assets	17,335
Other Administrative Cash	9,218
Administrative Fund	7,812
Funds for Indenture Trustee/Fiscal Paying Agent Costs	270

Total	$655,353

As described in Note 4, as of September 30, 2016, the GUC Trust had accrued liquidating distributions payable aggregating $114.0 million. Such amount includes $112.2 million of Distributable Cash that was distributable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets as of September 30, 2016. In addition, as of September 30, 2016, the amount of Distributable Cash reflected in the table above includes $41.4 million of amounts set aside for projected GUC Trust fees, costs and expenses to be incurred beyond 2016. The aggregate amount of Distributable Cash which was pending distribution or was set aside and was not available for distribution at September 30, 2016 was $155.4 million.

Potential Recovery in New GM Shareholder Class Action Proposed Settlement

As described in Part II, Item 1 (“Legal Proceedings”), the GUC Trust has filed a proof of claim with the settlement administrator in connection with a proposed settlement of a securities class action against New GM. The amount of potential recovery for the GUC Trust, if any, from such proposed settlement is not estimable at this time.

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

Accrued Investment Income on Cash Equivalents and Marketable Securities

As of September 30, 2016, the GUC Trust has accrued approximately $1.4 million of investment income on cash equivalents and marketable securities expected to be earned over the remaining liquidation period in accordance with the liquidation basis of accounting. Such accrual is estimated principally based on forecasted cash outflows and expected returns based on the actual returns for the trailing number of quarters that approximates the remaining period of forecasted cash outflows.

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

The following table presents the changes during the three months ended September 30, 2016, in the numbers of GUC Trust Units outstanding or which the GUC Trust was obligated to issue:

Trust Units
Outstanding or issuable at June 30, 2016	31,853,834
Issued during the period	76
Less: Issuable at beginning of period	(76)
Add: Issuable at end of period (1)	130

Outstanding or issuable at September 30, 2016 (2)	31,853,964

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal quarter.
(2)	The number of GUC Trust Units outstanding at any time represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units.

Allowed and Disputed Claims

The total cumulative pro rata liquidating distributions ultimately received by Trust Beneficiaries is dependent upon the current amount of Allowed General Unsecured Claims and final resolution of outstanding Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims (as described in Note 2). Disputed General Unsecured Claims at September 30, 2016 reflect claim amounts at their originally filed amounts, a court ordered distribution “set aside” for certain claims filed without a claim amount and other adjustments as ordered by the court or permitted by the Plan. The Disputed General Unsecured Claims may settle at amounts that differ significantly from these amounts and at amounts that differ significantly from the historical pattern at which claims have been settled and allowed in proportion to claims resolved and disallowed. As described in Note 1, prior to the resolution and allowance of Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims), liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims (or potential Term Loan Avoidance Action Claims). Liquidating distributions payable are recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) to be distributed as of the end of the period in which the Disputed General Unsecured Claims are resolved as Allowed General

Unsecured Claims. Similarly, to the extent potential Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2, liquidating distributions payable would be recorded in the amount of Distributable Cash that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence.

The following table presents a summary of activity with respect to Allowed and Disputed General Unsecured Claims and Term Loan Avoidance Action Claims for the three months ended September 30, 2016:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claim Amount (2)
Total, June 30, 2016	$31,853,761	$70,000	$1,499,834	$1,569,834	$33,423,595
New Allowed General Unsecured Claims	131	—	—	—	131
Term Loan Avoidance Action Claims resolved or disallowed	—	—	(221)	(221)	(221)

Total, September 30, 2016	$31,853,892	$70,000	$1,499,613	$1,569,613	$33,423,505

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

During the three months ended September 30, 2016, the Avoidance Action Trust reached settlements with certain defendants to the Term Loan Avoidance Action resulting in recoveries to the Avoidance Action Trust of approximately $131,000. As a result, corresponding Term Loan Avoidance Action Claims of approximately $131,000 arose and were allowed under the GUC Trust Agreement.

4.	Liquidating Distributions

Liquidating distributions in the three months ended September 30, 2016 consisted of the following:

(in thousands)	Fair Value
Distributions during the three months ended September 30, 2016	$48
Less: Liquidating distributions payable at June 30, 2016	(7,028)
Add: Liquidating distributions payable at September 30, 2016	114,038

Total	$107,058

Liquidating distributions in the six months ended September 30, 2016 consisted of the following:

(in thousands)	Fair Value
Distributions during the six months ended September 30, 2016	$146
Less: Liquidating distributions payable at March 31, 2016	(6,213)
Add: Liquidating distributions payable at September 30, 2016	114,038

Total	$107,971

The distributions during the three and six months ended September 30, 2016 consisted of distributions to (a) holders of Allowed General Unsecured Claims who previously failed to fulfill informational requirements for distribution established in accordance with the GUC Trust Agreement, but subsequently successfully fulfilled such information requirements and (b) holders of certain Term Loan Avoidance Action Claims.

The GUC Trust was obligated at September 30, 2016 to distribute Distributable Cash of $114.0 million to the following: (1) holders of GUC Trust Units for excess distributions payable, (2) certain holders of Allowed General Unsecured Claims who had not then satisfied certain informational requirements necessary to effect the distribution to which they are entitled and (3) holders of certain Term Loan Avoidance Action Claims as described in Note 3.

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

Level 3—Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. These Level 3 fair value measurements are based primarily on management’s own estimates using pricing models, discounted cash flow methodologies, or similar techniques taking into account the characteristics of the asset or liability. The GUC Trust had no assets or liabilities that are measured with Level 3 inputs at September 30, 2016 and March 31, 2016.

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

The following table presents information about the GUC Trust’s assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and March 31, 2016, and the valuation techniques used by the GUC Trust to determine those fair values.

	September 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$3,112	$—	$—	$3,112
Marketable Securities:
U.S. Treasury bills	—	649,797	—	649,797

Total Assets	$3,112	$649,797	$—	$652,909

Liabilities:
Liquidating distributions payable	$114,038	$—	$—	$114,038

	March 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1,835	$—	$—	$1,835
Marketable Securities:
U.S. Treasury bills	—	655,121	—	655,121
U.S. government agency securities	—	6,002	—	6,002

Total Assets	$1,835	$661,123	$—	$662,958

Liabilities:
Liquidating distributions payable	$6,213	$—	$—	$6,213

The following are descriptions of the valuation methodologies used for assets and liabilities measured at fair value:

•	Due to their short-term liquid nature, the fair value of cash equivalents approximates their carrying value.

•	Marketable securities consist of U.S. Treasury bills and U.S. government agency securities. Due to their short-term maturities, the fair value of U.S. Treasury bills approximates their carrying value. The fair value of U.S. government agency securities is based on pricing models, quoted prices of securities with similar characteristics, or broker quotes.

•	Liquidating distributions payable are valued at the amount of cash that the GUC Trust is obligated to distribute.

The GUC Trust’s policy is to recognize transfers between levels of the fair value hierarchy as of the actual date of the event of change in circumstances that caused the transfer. There were no such transfers during the three or six months ended September 30, 2016 and the year ended March 31, 2016.

6.	Reserves for Expected Costs of Liquidation and Residual Wind-Down Claims

The following is a summary of the activity in the reserves for expected costs of liquidation for the three and six months ended September 30, 2016 and 2015:

	Three months ended September 30, 2016
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, June 30, 2016	$15,027	$5,368	$276	$1,211	$21,882
Plus additions to reserves	1,666	3,649	—	—	5,315
Less liquidation costs incurred:
Trust professionals	(618)	(717)	—	(1)	(1,336)
Trust governance	(763)	(450)	(20)	—	(1,233)
Other administrative expenses	(14)	(26)	—	—	(40)

Balance, September 30, 2016	$15,298	$7,824	$256	$1,210	$24,588

	Six months ended September 30, 2016
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2016	$16,727	$6,379	$293	$1,212	$24,611
Plus additions to reserves	1,356	3,687	—	—	5,043
Less liquidation costs incurred:
Trust professionals	(1,234)	(1,235)	—	(2)	(2,471)
Trust governance	(1,519)	(900)	(37)	—	(2,456)
Other administrative expenses	(32)	(107)	—	—	(139)

Balance, September 30, 2016	$15,298	$7,824	$256	$1,210	$24,588

	Three months ended September 30, 2015
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, June 30, 2015	$20,344	$8,206	$347	$1,221	$30,118
Plus additions to reserves	5,748	2,219	—	—	7,967
Less liquidation costs incurred:
Trust professionals	(2,017)	(740)	—	(2)	(2,759)
Trust governance	(1,041)	(450)	(18)	—	(1,509)
Other administrative expenses	(858)	(57)	—	—	(915)

Balance, September 30, 2015	$22,176	$9,178	$329	$1,219	$32,902

	Six months ended September 30, 2015
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, March 31, 2015	$21,089	$8,602	$364	$1,223	$31,278
Plus additions to reserves	7,195	3,103	—	—	10,298
Less liquidation costs incurred:
Trust professionals	(3,381)	(1,494)	—	(4)	(4,879)
Trust governance	(1,859)	(900)	(35)	—	(2,794)
Other administrative expenses	(868)	(133)	—	—	(1,001)

Balance, September 30, 2015	$22,176	$9,178	$329	$1,219	$32,902

During the three months ended September 30, 2016, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased by $1.7 million and $3.6 million, respectively. During the six months ended September 30, 2016, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased by $1.4 million and $3.7 million, respectively. During the three months ended September 30, 2015, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased by $5.7 million and $2.2 million, respectively. During the six months ended September 30, 2015, estimates of expected Wind-Down Costs and estimates of expected Reporting Costs (for which there is a reasonable basis for estimation) increased by $7.2 million and $3.1 million, respectively. Such revisions in the estimates were recorded as additions to the reserves for expected costs of liquidation in such periods. The GUC Trust has recorded reserves for expected costs of liquidation that represent amounts expected to be incurred over the estimated remaining liquidation period of the GUC Trust for which there was a reasonable basis for estimation as of September 30, 2016.

The amount of liquidation costs that will ultimately be incurred depends both on the time period and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of September 30, 2016, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through May 2018, which has been estimated predominately on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust. It is possible that future developments in the Term Loan Avoidance Action could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond May 2018. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period could change in the near term.

As described in Part II, Item 1 (“Legal Proceedings”), the GUC Trust is participating, as an interested party, in litigation involving certain General Motors vehicle recalls. It is possible that such litigation could extend the remaining liquidation period of the GUC Trust beyond May 2018.

The following is a summary of the activity in the reserves for Residual Wind-Down Claims for the three months ended September 30, 2016 and 2015:

(in thousands)	2016	2015
Balance, beginning of period	$16,308	$23,840
Less claims allowed during the period	(2,409)	(2,349)

Balance, end of period	$13,899	$21,491

The following is a summary of the activity in the reserves for Residual Wind-Down Claims for the six months ended September 30, 2016 and 2015:

(in thousands)	2016	2015
Balance, beginning of period	$18,745	$25,406
Less claims allowed during the period	(4,846)	(3,915)

Balance, end of period	$13,899	$21,491

7.	Income Taxes

There was no current tax benefit or provision for the three and six months ended September 30, 2016 and 2015, due to cumulative net operating and capital losses, and no income taxes have been paid by the GUC Trust. There also was no deferred tax benefit or provision in such periods as a result of the establishment of a full valuation allowance against net deferred tax assets at the beginning and end of such periods.

Deferred taxes in the accompanying Condensed Statement of Net Assets in Liquidation at September 30, 2016 are comprised of the following components:

Deferred tax assets:
Reserves for expected costs of liquidation	$11,462
Net operating and capital loss carryovers	116,045

Gross deferred tax assets	127,507
Less: Valuation allowance	(126,959)

Deferred tax asset, net of valuation allowance	548
Deferred tax liabilities:
Accrued investment income	(548)

Gross deferred tax liabilities	(548)

Net deferred taxes	$—

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

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2013 and thereafter with the Internal Revenue Service using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code, and the 60-day statutory notification periods set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2016 and prior years have expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2016 and prior years are no longer subject to examination by the Internal Revenue Service and no income taxes can be assessed for such years. Also, no income taxes are expected to be paid in the future as a result of the liquidation of all the GUC Trust’s holdings of New GM Securities during the year ended March 31, 2016, except potentially with respect to any taxes due on any recoveries by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM as described in Part II, Item 1 (“Legal Proceedings”), which is not estimable at this time. Any such recovery would only potentially generate an income tax liability in the unlikely event that the GUC Trust is required to recalculate its previously recognized capital gains and losses from the sale and distribution of New GM Securities in prior years using a tax basis determined on December 15, 2011 (when record ownership of the previously held New GM Securities transferred to the GUC Trust from MLC) rather than on March 31, 2011 (when beneficial ownership for a substantial majority of the previously held New GM Securities transferred to the GUC Trust from MLC).

Remaining capital loss carryovers that were generated in prior years utilizing the new tax position, which aggregate $182.4 million, along with net operating loss carryovers generated through September 30, 2016, aggregating $110.6 million, could be subject to examination by the Internal Revenue Service in subsequent years when those losses, if any, are utilized. The GUC Trust does not expect to utilize any capital or net operating loss carryovers in the future, except with respect to any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM as described in Part II, Item 1 (“Legal Proceedings”), which is not estimable at this time. The capital loss carryovers begin to expire on March 31, 2017 and the net operating loss carryovers begin to expire on March 31, 2032. These loss carryovers in the aggregate result in a deferred tax asset of $116.0 million (reflected in the table above). As described in “Critical Accounting Policies and Estimates – Income Taxes” in Item 2 (“Management’s Discussion and Analysis”) below, such loss carryovers potentially could succeed to Claimants (as defined below pursuant to tax rules). Reference is made thereto for information regarding such potential distributable loss carryovers and the material uncertainties associated therewith.

A full valuation allowance against net deferred tax assets aggregating $127.0 million was established as of September 30, 2016 because, as a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that such deferred tax assets are not realizable at this time. Such valuation allowance was increased by $5.7 million and $5.5 million from the full valuation allowance against net deferred tax assets established as of June 30, 2016 and March 31, 2016, respectively.

8.	Related Party Transactions

In addition to serving as GUC Trust Administrator, Wilmington Trust Company continues to serve as trustee pursuant to the indentures for certain series of previously outstanding debt of MLC. Wilmington Trust Company has received and will continue to receive certain customary fees in amounts consistent with Wilmington Trust Company’s standard rates for such service. The Bankruptcy Court previously approved the creation of a segregated fund for the purposes of funding such fees for Wilmington Trust Company, as well as the other indenture trustees and fiscal and paying agents for previously outstanding debt of MLC. There were no such fees for Wilmington Trust Company in the three and six months ended September 30, 2016 and 2015.

In addition, Wilmington Trust Company has also entered into certain arrangements with the GUC Trust pursuant to which it or its affiliates have previously received, and may in the future receive, reasonable and customary fees and commissions for services other than services in the capacity of GUC Trust Administrator. Such arrangements include the provision of custodial, investment advisory and brokerage services to the GUC Trust. The fees and commissions charged by Wilmington Trust Company and its affiliates pursuant to these arrangements are consistent with the standard fees and commissions charged by Wilmington Trust Company to unrelated third parties in negotiated transactions. During the three and six months ended September 30, 2016, the total amount of such fees and commissions was approximately $82,000 and $164,000, respectively. During the three and six months ended September 30, 2015, the total amount of such fees and commissions was approximately $60,000 and $65,000, respectively.

Item 2.	Management’s Discussion and Analysis

The following addresses material changes in the net assets in liquidation of the Motors Liquidation Company GUC Trust, or the GUC Trust, for its second fiscal quarter ended September 30, 2016. It is intended to be read in conjunction with the condensed financial statements of the GUC Trust included in Item 1 above, which we refer to as the financial statements. For additional information about the purpose and administrative operations of the GUC Trust, see the disclosure in the notes to the financial statements filed with this Form 10-Q and in the Form 10-K filed by the GUC Trust with the Securities and Exchange Commission on May 25, 2016. A glossary of defined terms used in this Form 10-Q is provided under the heading “Glossary” below.

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

Distributions and Distributable Assets of the GUC Trust

As of September 30, 2016, the principal assets comprising the corpus of the GUC Trust are holdings of cash and cash equivalents and marketable securities resulting from the liquidation in July and August 2015 of the GUC Trust’s previously held (i) shares of common stock of General Motors Company, or the New GM Common Stock, (ii) warrants to acquire shares of New GM Common Stock at an exercise price of $10.00 per share that expired on July 10, 2016, or the New GM Series A Warrants, and (iii) warrants to acquire shares of New GM Common Stock at an exercise price of $18.33 per share, expiring July 10, 2019, or the New GM Series B Warrants. The New GM Series A Warrants and the New GM Series B Warrants are referred to collectively as the New GM Warrants, and the New GM Common Stock and the New GM Warrants are referred to collectively as the New GM Securities.

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

As described in “Critical Accounting Policies and Estimates—Income Taxes” below, the GUC Trust’s unused Loss Carryovers (as defined below) potentially could succeed to Claimants (as defined below pursuant to tax rules) upon the termination of the GUC Trust. Reference is made thereto for information regarding such potential distributable Loss Carryovers and the material uncertainties associated therewith.

Funding for the GUC Trust’s Liquidation and Administrative Costs

As of the Effective Date, pursuant to the Plan, MLC funded approximately $52.7 million in cash to the GUC Trust, or the Administrative Fund, to be held and maintained by the GUC Trust Administrator for the purpose of paying certain fees and expenses incurred by the GUC Trust (including the fees and expenses of the GUC Trust Administrator and the GUC Trust Monitor, the fees and expenses of other professionals retained by the GUC Trust, and certain tax obligations), which are referred to as the Wind-Down Costs. The United States Department of the Treasury and the Governments of Canada and Ontario (through Export Development Canada), which are referred to collectively as the DIP Lenders, maintain a lien on the Administrative Fund which relates to certain funds advanced at the commencement of the Debtors’ insolvency proceedings. Consequently, pursuant to the GUC Trust Agreement, any cash or investments from the Administrative Fund which remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. As of September 30, 2016, the remaining Administrative Fund aggregated $7.8 million (consisting of cash and cash equivalents and marketable securities). Such remaining amount of the Administrative Fund has been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amount may not be used for the payment of Trust Professionals fees and expenses or other Wind-Down Costs. As described above, any cash or investments in the Administrative Fund that remain at the winding up and conclusion of the GUC Trust must be returned to the DIP Lenders. Subsequent to September 30, 2016, the GUC Trust Administrator determined to return $6.0 million of the remaining Administrative Fund to the DIP Lenders during November 2016. Such pending return is associated with a potential tax liability that the GUC Trust Administrator, in consultation with its Trust Professionals, had determined would not be incurred, and therefore would not be expended by the GUC Trust.

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

The GUC Trust Agreement affords the GUC Trust Administrator, with the approval of the GUC Trust Monitor, the authority to set aside from distribution Distributable Cash (previously New GM Securities) in amounts sufficient to satisfy (i) current or projected Wind-Down Costs of the GUC Trust that exceed the amounts budgeted or were not budgeted in the Administrative Fund, including any federal income taxes incurred in respect of dividends received by the GUC Trust on New GM Common Stock previously held by the GUC Trust, which are referred to as Dividend Taxes, and any federal income taxes incurred on investment income earned on Distributable Cash, which are referred to as Investment Income Taxes, (ii) current or projected Reporting Costs that exceed the then currently available funds, or (iii) any current or projected Taxes on Distribution (as defined below). This process is not related to, and is separate from, the process of recognizing any current and deferred income tax liabilities, as well as reserves for expected costs of liquidation in the Statement of Net Assets in Liquidation as a matter of financial reporting, which is only required for expected costs of liquidation for which there is a reasonable basis for estimation under applicable accounting standards. See “Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” and “—Income Taxes” below.

The GUC Trust Administrator may appropriate Distributable Cash (previously, set aside New GM Securities were sold) that has been set aside from distribution to fund (with the required approval of the Bankruptcy Court) the current or projected Wind-Down

Costs (including any Dividend Taxes and Investment Income Taxes) or Reporting Costs of the GUC Trust and (with the required approval of only the GUC Trust Monitor) any current and projected Taxes on Distribution of the GUC Trust. The cash and cash equivalents and marketable securities associated with appropriated Distributable Cash (and, previously, sold set aside New GM Securities) are referred to as Other Administrative Cash. Pursuant to the GUC Trust Agreement, any cash and cash equivalents or marketable securities constituting Other Administrative Cash that remain at the winding up and conclusion of the GUC Trust will be distributed to the holders of GUC Trust Units.

Prior to the aforementioned liquidation of all New GM Securities in July and August 2015, the GUC Trust was authorized, with the approval of the GUC Trust Monitor, to set aside from distribution New GM Securities for the funding of Wind-Down Costs and Reporting Costs described above and to sell such set aside New GM Securities with the approval of the Bankruptcy Court. The Bankruptcy Court previously approved in March and December 2012, and again in January 2015, the sale of New GM Securities to fund certain accrued and projected Wind-Down Costs which were in excess of the amounts budgeted in the Administrative Fund for such costs, and certain projected Reporting Costs. Prior to the aforementioned liquidation of all the GUC Trust’s holdings of New GM Securities, sales of New GM Securities to fund projected Reporting Costs and Wind-Down Costs through calendar year 2015 aggregated approximately $ 61.7 million, including Dividend Cash of $0.2 million and approximately $5.7 million expressly authorized by the GUC Trust Agreement to be liquidated shortly after the Effective Date for the purposes of funding certain Reporting Costs, which is referred to as the Initial Reporting Cash. In December 2015, the Bankruptcy Court approved the appropriation of Distributable Cash aggregating approximately $12 million to fund the projected costs and expenses of the GUC Trust for calendar year 2016. Such appropriation reduced Distributable Cash and increased Other Administrative Cash. As of September 30, 2016, approximately $9.2 million remained in Other Administrative Cash and was recorded in cash and cash equivalents and marketable securities in the Condensed Statement of Net Assets in Liquidation as of September 30, 2016.

Residual Wind-Down Claims and Costs

In addition to resolving Disputed General Unsecured Claims, the GUC Trust Administrator is required to resolve and satisfy (to the extent allowed) certain disputed administrative expenses, priority tax claims, priority non-tax claims, and secured claims against the Debtors, or the Residual Wind-Down Claims. Upon the dissolution and winding up of MLC on December 15, 2011, or the Dissolution Date, the GUC Trust assumed responsibility for the resolution and satisfaction (to the extent allowed) of such Residual Wind-Down Claims. At that time, MLC transferred to the GUC Trust assets, or the Residual Wind-Down Assets, in an amount sufficient, based upon the Debtors’ reasonable estimates, to satisfy the residual Wind-Down Claims and the costs, fees and expenses related to satisfying and resolving the Residual Wind-Down Claims, or the Residual Wind-Down Costs. The Residual Wind-Down Assets so transferred approximated $42.8 million consisting of approximately $40.0 million in cash (including approximately $1.4 million for the payment of certain defense costs related to the Term Loan Avoidance Action, or Avoidance Action Defense Costs) and the transferred benefit of approximately $2.8 million in prepaid expenses. As of September 30, 2016, the amount of Avoidance Action Defense Costs incurred to date exceeds the corresponding cash received by the GUC Trust from MLC on the Dissolution Date by approximately $15.5 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. The Term Loan Avoidance Action is currently pending before the Bankruptcy Court, and it is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise, to be paid from the remaining Residual Wind-Down Assets and, following any depletion of such assets, the Administrative Fund (to the extent of any excess amounts remaining in the Administrative Fund from the funds designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust), Other Administrative Cash or appropriated Distributable Cash.

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

As of September 30, 2016, Residual Wind-Down Assets aggregating $17.3 million were held by the GUC Trust and were recorded in cash and cash equivalents and marketable securities in the accompanying Condensed Statement of Net Assets in Liquidation as of September 30, 2016. A corresponding amount in the aggregate is recorded in the reserve for Residual Wind-Down Claims, reserves for expected costs of liquidation and accounts payable and accrued liabilities in the accompanying Condensed Statement of Net Assets in Liquidation as of September 30, 2016. By comparison, there were approximately $2.2 million in Residual Wind-Down Claims against such assets as of September 30, 2016, subject to increase for new Residual Wind-Down Claims that are expected to arise with respect to Avoidance Action Defense Costs.

Other Assets Received from MLC on the Dissolution Date

In addition to the Residual Wind-Down Assets, the GUC Trust also received on the Dissolution Date approximately $3.4 million in cash from MLC, which amount included: (i) approximately $2.0 million designated for Reporting Costs and (ii) approximately $1.4 million designated for reimbursements to indenture trustees and fiscal and paying agents under the Debtors prepetition debt issuances for costs associated with, among other things, administering distributions to registered holders of the debtors’ prepetition debt issuances, or Indenture Trustee / Fiscal and Paying Agents Costs. Any unused portion of such funds designated for Indenture Trustee / Fiscal and Paying Agents Costs must be returned to the DIP Lenders and will not be available for distribution to the holders of GUC Trust Units at the winding up and conclusion of the GUC Trust. As of September 30, 2016, funds designated for the Indenture Trustee / Fiscal and Paying Agents Costs of $0.3 million were held by the GUC Trust and are recorded in cash and cash equivalents in the accompanying Condensed Statement of Net Assets in Liquidation as of September 30, 2016. A corresponding amount is recorded in the reserves for expected costs of liquidation in the accompanying Condensed Statement of Net Assets in Liquidation as of September 30, 2016. None of the approximately $2.0 million in funds designated for Reporting Costs remained as of September 30, 2016.

Income Tax Liabilities for Certain Capital Gains, Investment Income and Dividends on New GM Common Stock

The GUC Trust incurs U.S. federal income tax liabilities on any capital gains realized upon (a) the distribution of New GM Securities to holders of Allowed General Unsecured Claims or GUC Trust Units, (b) by sale of New GM Securities or (c) any recoveries by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM as described in Part II, Item 1 (“Legal Proceedings”), unless such capital gains are offset by capital losses, deductible expenses and accumulated net operating losses, which are referred to as Taxes on Distribution. The GUC Trust also incurs income tax liabilities on investment income and dividends received on New GM Common Stock previously held by the GUC Trust, unless such income is offset by deductible expenses and accumulated net operating losses (such income tax liabilities on dividends received on New GM Common Stock and investment income are referred to as Dividend Taxes and Investment Income Taxes, respectively). The GUC Trust records any current taxes payable from such realized net capital gains and interest and dividends (net of deductible operating losses and expenses) and records a deferred tax asset with a corresponding valuation allowance (resulting in no net deferred tax asset) for net capital loss carryovers from the disposition of New GM Securities, along with net operating loss carryovers. A full valuation allowance is recorded because, as a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that such deferred tax assets are not realizable at this time. See “Critical Accounting Policies and Estimates—Income Taxes” below. As a result of cumulative capital and net operating losses utilizing the new tax position described below, the GUC Trust has not incurred or paid any income tax liabilities, and, as described below, the GUC Trust does not expect to incur any income tax liabilities in the future, except potentially with respect to any taxes due on any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM referred to above, which is not estimable at this time.

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

Following the GUC Trust’s determination to utilize the new tax position set forth above, the GUC Trust filed its U.S. federal income tax returns for the years ended March 31, 2013 and thereafter with the Internal Revenue Service using such new tax position. Such tax returns were accompanied by requests for prompt determination of tax liability pursuant to Section 505(b) of the Bankruptcy Code, and the 60-day statutory notification periods set forth in Section 505(b) of the Bankruptcy Code with respect to the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2016 and prior years have expired. Accordingly, the tax liabilities set forth in the GUC Trust’s U.S. federal income tax returns for the year ended March 31, 2016 and prior years are no longer subject to examination by the Internal Revenue Service and no income taxes can be assessed for such years. Also, no income taxes are expected to be paid in the future as a result of the liquidation of all the GUC Trust’s holdings of New GM Securities during the year ended March 31, 2016, except potentially with respect to any taxes due on any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM referred to above, which is not estimable at this time. Any such recovery would only potentially generate an income tax liability in the unlikely event that the GUC Trust is required to recalculate its previously recognized capital gains and losses from the sale and distribution of New GM Securities in prior years using a tax basis determined on December 15, 2011 (when record ownership of the previously held New GM Securities transferred to the GUC Trust from MLC) rather than on March 31, 2011 (when beneficial ownership for a substantial majority of the previously held New GM Securities transferred to the GUC Trust from MLC).

Term Loan Avoidance Action

On July 31, 2009, the Committee commenced a legal action against certain prepetition lenders of the Debtors, styled as Official Committee of Unsecured Creditors of Motors Liquidation Co. v. JPMorgan Chase Bank, N.A. et al. (Adv. Pro. No. 09-00504 (Bankr. S.D.N.Y. July 31, 2009)), which is referred to as the Term Loan Avoidance Action. Among other things, the Term Loan Avoidance Action seeks the return of approximately $1.5 billion that had been transferred to a consortium of prepetition lenders of the Debtors, pursuant to the court order approving the debtor-in-possession loans made by the DIP Lenders to MLC. On the Dissolution Date, the Term Loan Avoidance Action was transferred to a trust established for the purpose of holding and prosecuting the Term Loan Avoidance Action, or the Avoidance Action Trust. As described in Part II, Item 1 (“Legal Proceedings”), litigation with respect to the Term Loan Avoidance Action is ongoing. The proper beneficiaries of the proceeds of the Term Loan Avoidance Action has been a matter of dispute, with both the DIP Lenders and the Committee, on behalf of the holders of Allowed General Unsecured Claims, claiming sole rights to such proceeds. Pursuant to the Approval Order (defined above), the Bankruptcy Court has now approved a settlement of this dispute according to which, after the repayment by the Avoidance Action Trust of certain cash advances, any distributable proceeds are to be allocated and paid as follows: 70% to holders of Allowed General Unsecured Claims and 30% to the DIP Lenders. The Approval Order remains subject to a pending appeal to the U.S. District Court for the Southern District of New York. Regardless of the outcome of the appeal, beneficial interests in the Avoidance Action Trust (if any) will remain with the DIP Lenders and the holders of Allowed General Unsecured Claims, rather than beneficiaries of GUC Trust Units.

If Wilmington Trust Company, not in its individual capacity but solely in its capacity as the trustee and trust administrator of the Avoidance Action Trust, which is referred to as the Avoidance Action Trust Administrator, is successful in its prosecution of the Term Loan Avoidance Action, any amounts recovered by the Avoidance Action Trust will, pursuant to the Plan, give rise to Allowed General Unsecured Claims on behalf of the prepetition lenders from which such amounts were recovered (as beneficiaries of the GUC Trust), which we also refer to as Term Loan Avoidance Action Claims. (As used in this Form 10-Q, the amounts of “Disputed General Unsecured Claims” do not include any potential Term Loan Avoidance Action Claims.) During the quarter ended September 30, 2016, the Avoidance Action Trust reached settlements with certain defendants to the Term Loan Avoidance Action resulting in recoveries to the Avoidance Action Trust of approximately $131,000. As a result, corresponding Term Loan Avoidance Action Claims of approximately $131,000 arose and were allowed by the GUC Trust pursuant to the Plan. Unless and until further Term Loan Avoidance Action Claims arise, the potential holders of such claims will not be entitled to receive a distribution from the GUC Trust. However, if and to the extent that such Term Loan Avoidance Action Claims do arise, the holders of such claims will be entitled to receive a distribution from the GUC Trust. As noted above, pursuant to the Plan, no funds reclaimed from the prepetition lenders will be transferred to the GUC Trust or be distributed to holders of GUC Trust Units in respect of such GUC Trust Units. Accordingly, in the event of the successful prosecution of the Term Loan Avoidance Action by the Avoidance Action Trust, a holder of a GUC Trust Unit that does not hold a corresponding Allowed General Unsecured Claim (because such holder received the GUC Trust Unit as a subsequent transferee and not in a direct distribution from the GUC Trust in satisfaction of an Allowed General Unsecured Claim) will potentially have its recovery diluted through the incurrence of Term Loan Avoidance Action Claims by the GUC Trust, without receiving the benefit of any cash recovered pursuant to the Term Loan Avoidance Action.

Pursuant to the Plan, the GUC Trust is obligated to satisfy reasonable Avoidance Action Defense Costs, subject to the right of the GUC Trust to seek disgorgement in accordance with the terms of the Plan. As described under the heading “Residual Wind-Down Claims” above, the amount of Avoidance Action Defense Costs incurred to date exceeds the amount of Residual Wind-Down Assets received from MLC which was designated for this purpose by approximately $15.5 million. As a result, new Residual Wind-Down Claims have arisen in the amount of such excess. As described in Part II, Item 1 (“Legal Proceedings”), litigation with respect to the Term Loan Avoidance Action is ongoing, and it is expected that additional Avoidance Action Defense Costs will be incurred for which additional Residual Wind-Down Claims will arise, to be paid from the other remaining Residual Wind-Down Assets and, following the depletion of such assets, the Administrative Fund (to the extent of any excess amounts remaining in the Administrative Fund from the funds designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust), Other Administrative Cash or appropriated Distributable Cash.

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

As described in Note 1 (“Description of Trust and Reporting Policies”) to the financial statements, the GUC Trust beneficiaries are future and, to the extent their liquidating distributions have not yet been paid to them, current holders of Allowed General Unsecured Claims and future and current holders of GUC Trust Units. As Disputed General Unsecured Claims are resolved and allowed and thereby become Allowed General Unsecured Claims, the holders thereof become entitled to receive liquidating distributions of Distributable Cash (including Dividend Cash) and GUC Trust Units pro rata by the amount of such claims. Upon such occurrence, the GUC Trust incurs an obligation to distribute Distributable Cash and, accordingly, liquidating distributions payable are recorded in the amount of Distributable Cash (previously the fair value of New GM Securities) that the GUC Trust is obligated to distribute as of the end of the period in which the Disputed General Unsecured Claims and Term Loan Avoidance Action Claims are resolved as Allowed General Unsecured Claims. Similarly, to the extent Term Loan Avoidance Action Claims were to arise (and would become allowed) in the manner described in Note 2 (“Plan of Liquidation”) to the financial statements, liquidating distributions payable would be recorded for the Distributable Cash (including the related Dividend Cash), that would become distributable to holders of Term Loan Avoidance Action Claims upon such occurrence. Prior to the resolution and allowance of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims, liabilities are not recorded for the conditional obligations associated with Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims. Rather, the beneficial interests of GUC Trust beneficiaries in the residual assets of the GUC Trust are reflected in Net Assets in Liquidation of the GUC Trust in the financial statements.

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

Cash Equivalents, Marketable Securities and Accrued Investment Income on Cash Equivalents and Marketable Securities

Cash equivalents consist of balances held in money market funds. Marketable securities consist of short-term investments in U.S. Treasury bills and U.S. government agency securities (only with respect to March 31, 2016). The GUC Trust has valued these securities at fair value based on carrying value for U.S. Treasury bills where carrying value approximates fair value, and based on pricing models, quoted market prices of securities with similar characteristics or broker quotes for U.S. government agency securities. Beginning in the quarter ended June 30, 2014, estimated investment income expected to be earned on cash equivalents and marketable securities over the remaining liquidation period is accrued under the liquidation basis of accounting to the extent that a reasonable basis for estimation exists.

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

Reserves for Expected Costs of Liquidation

Under the liquidation basis of accounting, the GUC Trust is required to estimate and accrue the costs associated with implementing the Plan and distributing the GUC Trust’s distributable assets. These costs, described as Wind-Down Costs and Reporting Costs in Note 2 (“Plan of Liquidation”) to the financial statements, consist principally of professional fees, costs of governance, and other administrative expenses. These amounts may vary significantly due to, among other things, the time and effort required to complete all distributions under the Plan. The GUC Trust has recorded reserves for expected costs of liquidation that represent estimated costs to be incurred over the remaining liquidation period of the GUC Trust for which there is a reasonable basis for estimation. The amount of liquidation costs that will ultimately be incurred depends both on the period of time and on the extent of activities required for the GUC Trust to complete its functions and responsibilities under the Plan and the GUC Trust Agreement. Significant uncertainty remains both as to that time period and as to the extent of those activities. As of September 30, 2016, such remaining liquidation period extends through May 2018 and has been estimated predominantly on a modified probability-weighted basis, which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. The remaining liquidation period is dependent predominantly on the estimate of the remaining period of time for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust. It is possible that future developments in the Term Loan Avoidance Action could extend the current estimate of such remaining period of time for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond May 2018.

As described in Part II, Item 1 (“Legal Proceedings”), the GUC Trust is participating, as an interested party, in litigation involving certain General Motors vehicle recalls. It is possible that such litigation could extend the remaining liquidation period of the GUC Trust beyond May 2018. It is reasonably possible that the GUC Trust’s estimates regarding the costs and remaining liquidation period could change in the near term.

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

The GUC Trust generates gross income in the form of interest and dividend income (including dividends received on its previous holdings of New GM Common Stock) and recognizes capital gains and/or losses upon its disposition of New GM Securities and by any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM as described in Part II, Item 1 (“Legal Proceedings”), which are reduced by administrative expenses and accumulated net operating and capital losses, to compute modified gross income. As the GUC Trust is taxable for federal income tax purposes, a current income tax liability or asset, if any, is recognized for estimated taxes payable or receivable for the year. Deferred tax liabilities and assets are recognized for the estimated future tax effects of temporary differences between financial reporting and tax accounting. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary.

The GUC Trust is not subject to state income taxes under current law. Accordingly, no current or deferred state income tax liabilities and assets are recorded.

The process of recognizing deferred tax assets and liabilities and any current income taxes payable as a matter of financial reporting is separate and distinct from the process by which any Distributable Cash is set aside from distribution for the purposes of funding potential income tax liabilities. Any such potential income tax liabilities are generally estimated on a more conservative (i.e., more inclusive) basis and may include amounts of potential income tax liabilities beyond the amounts that are permitted to be recorded under applicable accounting standards. For a more complete description of the process of setting aside Distributable Cash to fund projected costs and potential income tax liabilities of the GUC Trust, see “Net Assets in Liquidation —New GM Securities Set Aside from Distribution” below.

The GUC Trust recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position, review of available evidence and consultation with GUC Trust professionals. The GUC Trust’s tax liability with respect to its federal income tax returns for the year ended March 31, 2016, and all prior years, are no longer subject to examination as a result of the application of Section 505(b) of the Bankruptcy Code. However, the amounts shown in the schedule below, which include remaining capital loss carryovers as of March 31, 2016, along with net operating loss carryovers generated through March 31, 2016, could be subject to examination by the Internal Revenue Service in subsequent years if those losses are utilized. It is not expected that such losses will be utilized in the future, except potentially with respect to any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM referred to above, which is not estimable at this time. As of September 30, 2016, there are no known items which would result in a significant accrual for uncertain tax positions.

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

As of the quarter ended September 30, 2015, the GUC Trust had disposed of all of its capital assets. Accordingly, the GUC Trust does not expect to recognize any additional capital gains or losses going forward, except potentially with respect to any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM referred to above, which is not estimable at this time. In general, capital losses may be carried forward by corporations for five years after such losses were incurred (or the Five Year Rule) and may be carried forward indefinitely by non-corporate persons. Net operating losses generally may be carried forward for 20 years after such losses are incurred.

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

The mechanics of the Loss Succession Rule, as applied to the GUC Trust and the holders of GUC Trust Units, are unclear in several respects. The following discussion describes one possible interpretation of the rules. However, it is possible that the Internal Revenue Service will take a position that differs from that described below. As previously disclosed, the GUC Trust had initiated preliminary discussions with the Internal Revenue Service regarding the Loss Succession Rule, but, at this time, those discussions are not being pursued. Holders of GUC Trust Units should consult their own tax advisors about the application of the Loss Succession Rule upon the termination of the GUC Trust in light of their particular circumstances.

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

Allocation of Loss Carryovers

The rules that govern Disputed Ownership Funds do not address how the Loss Succession Rule should apply when Claimants are permitted to transfer their interests in a Disputed Ownership Fund. Because the GUC Trust Units are transferrable, it is not possible for the GUC Trust to determine which holders of GUC Trust Units may constitute Claimants for purposes of the Loss Succession Rule at any given time. Accordingly, upon its termination, the GUC Trust will not be in a position to provide an allocation of the GUC Trust’s Loss Carryovers among GUC Trust Claimants and/or holders of GUC Trust Units. As of September 30, 2016, there were 31,853,964 GUC Trust Units outstanding and $31.9 billion of Allowed General Unsecured Claims.

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

Statement of Changes in Net Assets in Liquidation

During the three months ended September 30, 2016, net assets in liquidation decreased by approximately $111.4 million, from approximately $611.4 million to approximately $500.0 million, principally as a result of liquidating distributions of $107.1 million, as well as additions of $5.3 million to the reserves for expected costs of liquidation, offset in part by additional investment income of $1.0 million. During the six months ended September 30, 2016, net assets in liquidation decreased by approximately $111.8 million, from approximately $611.8 million to approximately $500.0 million, principally as a result of liquidating distributions of $108.0 million, as well as additions of $5.0 million to the reserves for expected costs of liquidation, offset in part by additional investment income of $1.2 million. As described in more detail in “Liquidation and Administrative Costs” below, the increase in the reserves for expected costs of liquidation is primarily associated with an increase in the estimated length of the remaining liquidation period.

There was no income tax provision or benefit during the three and six months ended September 30, 2016, as a result of cumulative net operating and capital losses and the establishment of a full valuation allowance against net deferred tax assets at the beginning and end of such periods. As a result of the liquidation of all of the GUC Trust’s holdings of New GM Securities, it has been determined that the deferred tax assets are not realizable at this time. See “Functions and Responsibilities of the GUC Trust—Income Tax Liabilities for Certain Capital Gains, Investment Income and Dividends on New GM Common Stock” above and Note 7 (“Income Taxes”) to the financial statements.

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

As described in greater detail under “Functions and Responsibilities of the GUC Trust” above and “Liquidity and Capital Resources” below, unused portions of certain of the assets associated with the foregoing reserves are required to be returned to the DIP Lenders upon the winding up and dissolution of the GUC Trust. Therefore, such assets are not available to fund costs of liquidation and administration or any income tax liabilities of the GUC Trust, and are also not available for distribution to the holders of Allowed General Unsecured Claims or GUC Trust Units. See “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs,” “Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC on the Dissolution Date.”

As of September 30, 2016, the GUC Trust had approximately $24.6 million in reserves for liquidation and administrative costs that are estimated to be incurred through the winding up and conclusion of the GUC Trust, compared to approximately $21.9 million in reserves as of June 30, 2016. The following table summarizes in greater detail the changes in such reserves during the three months ended September 30, 2016:

	Three months ended September 30, 2016
(in thousands)	Reserve for Expected Wind-Down Costs	Reserve for Expected Reporting Costs	Reserve for Indenture Trustee/Fiscal and Paying Agent Costs	Reserve for Residual Wind-Down Costs	Total Reserves for Expected Costs of Liquidation
Balance, June 30, 2016	$15,027	$5,368	$276	$1,211	$21,882
Plus additions to reserves	1,666	3,649	—	—	5,315
Less liquidation costs incurred:
Trust professionals	(618)	(717)	—	(1)	(1,336)
Trust governance	(763)	(450)	(20)	—	(1,233)
Other administrative expenses	(14)	(26)	—	—	(40)

Balance, September 30, 2016	$15,298	$7,824	$256	$1,210	$24,588

Reserves were increased approximately $5.3 million during the three months ended September 30, 2016, in order to reflect an increase in expected Wind-Down Costs of $1.7 million and an increase in expected Reporting Costs of $3.6 million. The increases in expected Wind-Down Costs and expected Reporting Costs during the three months ended September 30, 2016, are primarily associated with an increase in the estimated length of the remaining liquidation period. In comparison, reserves were increased approximately $8.0 million during the three months ended September 30, 2015, in order to reflect a $5.8 million increase in expected Wind-Down Costs and a $2.2 million increase in expected Reporting Costs. The increases in expected Wind-Down Costs and expected Reporting Costs during the three months ended September 30, 2015, were also primarily associated with an increase in the estimated length of the remaining liquidation period.

Reserves were increased approximately $5.0 million during the six months ended September 30, 2016, in order to reflect an increase in expected Wind-Down Costs of $1.3 million and an increase in expected Reporting Costs of $3.7 million. The increases in expected Wind-Down Costs and expected Reporting Costs during the six months ended September 30, 2016, are primarily associated with an increase in the estimated length of the remaining liquidation period during the quarter ended September 30, 2016. In comparison, reserves were increased approximately $10.3 million during the six months ended September 30, 2015, in order to reflect a $7.2 million increase in expected Wind-Down Costs and a $3.1 million increase in expected Reporting Costs. The increases in expected Wind-Down Costs and expected Reporting Costs during the six months ended September 30, 2015, were primarily associated with an increase in the estimated length of the remaining liquidation period during the quarter ended September 30, 2015. In addition, expected Wind-Down Costs increased during the six months ended September 30, 2015 as a result of additional expenses of GUC Trust Professionals with respect to liquidation of the New GM Securities and amendment of the GUC Trust Agreement and commissions on the sale of New GM Common Stock. Expected Reporting Costs also increased during the six months ended September 30, 2015 as a result of additional expenses of GUC Trust Professionals with respect to liquidation of the New GM Securities and increased insurance costs.

Total reserves were reduced by the amount of liquidation and administrative costs incurred during the three and six months ended September 30, 2016. Trust professional costs incurred during the three and six months ended September 30, 2016 were approximately $1.3 million and $2.5 million, respectively, as compared to approximately $2.8 million and $4.9 million, respectively, for the three and six months ended September 30, 2015. The decrease of $1.5 million from three-month period to period and the decrease of $2.4 million from six-month period to period are due primarily to decreases in Wind-Down Costs charged to the reserve. Trust Governance Costs incurred during the three and six months ended September 30, 2016 were approximately $1.2 million and $2.5 million, respectively, as compared to approximately $1.5 million and $2.8 million, respectively, for the three and six months ended September 30, 2015. The decreases of $0.3 million from three-month period to period and from six-month period to period are due primarily to decreases in Wind-Down Costs charged to the reserve. Other administrative costs during the three and six months ended September 30, 2016 were approximately $40,000 and $139,000, respectively, as compared to approximately $0.9 million and $1.0 million, respectively, for the three and six months ended September 30, 2015. The decreases of $0.9 million from three-month period to period and from six-month period to period were primarily due to commissions on the sale of New GM Common Stock during the three months ended September 30, 2015. For additional information regarding the components of each category of costs, see “Functions and Responsibilities of the GUC Trust—Funding for the GUC Trust’s Liquidation and Administrative Costs,” “Functions and Responsibilities of the GUC Trust—Residual Wind-Down Claims” and “Functions and Responsibilities of the GUC Trust—Other Assets Received from MLC Trust on the Dissolution Date.”

The foregoing reserves represent future costs of the GUC Trust for which there is a reasonable basis for estimation as of September 30, 2016 and, therefore, are recorded under the liquidation basis of accounting in accordance with U.S. GAAP. It is reasonably possible, however, that additional costs will be incurred, for which there was not a reasonable basis for estimation as of September 30, 2016. In particular, as of September 30, 2016, the recorded reserves for expected costs of liquidation reflect estimated costs for a remaining liquidation period extending through May 2018, which date is predominantly the result of the estimate of the period of time required for resolution of the Term Loan Avoidance Action, as well as certain additional estimated time as necessary to wind down the GUC Trust, and assumes an extension of the current scheduled dissolution date of the GUC Trust. This end date of the remaining liquidation period has been estimated predominantly on a modified probability-weighted basis as permitted under U.S. GAAP and which the GUC Trust believes is the most appropriate measurement basis under the circumstances. Where an outcome is estimated to be likely, the likely outcome has been used as the best estimate and no weight has been given to the unlikely outcome. In addition, certain liquidation costs that are expected to be prepaid by the GUC Trust upon its dissolution have also been estimated and accrued. It is possible that future developments in the Term Loan Avoidance Action could extend the current estimate of the remaining period of time required for resolution and, therefore, extend the estimated remaining liquidation period of the GUC Trust beyond May 2018.

As described in Part II, Item 1 (“Legal Proceedings”), the GUC Trust is participating, as an interested party, in litigation involving certain General Motors vehicle recalls. It is possible that such litigation could extend the remaining liquidation period of the GUC Trust beyond May 2018.

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

Net Assets in Liquidation

Disputed Claims

The following table presents a summary of the activity in Allowed and Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims for the three months ended September 30, 2016:

(in thousands)	Allowed General Unsecured Claims	Disputed General Unsecured Claims	Term Loan Avoidance Action Claims	Maximum Amount of Unresolved Claims (1)	Total Claim Amount (2)
Total, June 30, 2016	$31,853,761	$70,000	$1,499,834	$1,569,834	$33,423,595
New Allowed General Unsecured Claims	131	—	—	—	131
Term Loan Avoidance Action Claims resolved or disallowed	—	—	(221)	(221)	(221)

Total, September 30, 2016	$31,853,892	$70,000	$1,499,613	$1,569,613	$33,423,505

(1)	Maximum Amount of Unresolved Claims represents the sum of Disputed General Unsecured Claims and Term Loan Avoidance Action Claims.
(2)	Total Claim Amount represents the sum of Allowed General Unsecured Claims and Maximum Amount of Unresolved Claims.

During the three months ended September 30, 2016, the Avoidance Action Trust reached settlements with certain defendants to the Term Loan Avoidance Action resulting in recoveries to the Avoidance Action Trust of approximately $131,000. As a result, corresponding Term Loan Avoidance Action Claims of approximately $131,000 arose and were allowed under the GUC Trust Agreement.

Distributable Assets

The table below summarizes the activity in New GM Securities prior to their liquidation and Distributable Cash that comprises the GUC Trust’s distributable assets, including the numbers of New GM Securities and amount of Distributable Cash previously distributed, as well as the amount of Distributable Cash available for distribution to holders of GUC Trust Units as of September 30, 2016 (in thousands):

	New GM Common Stock	New GM Series A Warrants	New GM Series B Warrants	Distributable Cash (including Dividend Cash)
Distributable Assets as of Effective Date (March 31, 2011)	150,000	136,364	136,364	$—
Dividends received on New GM Common Stock	—	—	—	24,746
Prior distributions (1)	(137,299)	(124,817)	(124,817)	(133,513)
Prior sales to fund GUC Trust costs and Avoidance Action Trust funding obligation	(1,313)	(1,194)	(1,194)	(170)
Prior liquidation of New GM Securities	(11,388)	(10,353)	(10,353)	741,701
Prior appropriation of Distributable Cash to fund GUC Trust liquidation and administrative costs	—	—	—	(12,046)

Holdings as of September 30, 2016	—	—	—	620,718

Less: Distributions payable at September 30, 2016 (2)				(114,038)
Add: Distributions payable to holders of GUC Trust Units as of September 30, 2016				112,223
Less: Amounts set aside from distribution to fund projected GUC Trust costs				(41,420)

Distributable Assets as of September 30, 2016 (3)				$577,483

(1)	The numbers of New GM Securities and the amount of Distributable Cash shown as distributed include sales for (a) cash distributions to governmental entities to the extent such governmental entities have requested such sales and demonstrated to the satisfaction of the GUC Trust Administrator that such governmental entities are precluded by applicable law from receiving distributions of New GM Securities and (b) fractional amounts of New GM Securities, in lieu of which the GUC Trust is required pursuant to the GUC Trust Agreement to distribute cash, subject to certain minimum thresholds.
(2)	Distributions Payable includes both (i) Distributions Payable to holders of GUC Trust Units and (ii) Distributions Payable in respect of new Allowed General Unsecured Claims (including both (a) Allowed General Unsecured Claims that were newly allowed during the quarter ended September 30, 2016, and (b) Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distribution to which they are entitled.

(3)	Distributable Assets reflects the amounts of Distributable Cash and Dividend Cash shown as “GUC Trust Distributable Assets” on the report included as Exhibit 99.1 to the Form 8-K filed by the GUC Trust with the SEC on October 26, 2016. Such Distributable Cash and associated Dividend Cash have been set aside for potential distribution in respect of current Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims as of September 30, 2016. To the extent that such claims are resolved in favor of the GUC Trust, Distributable Cash and associated Dividend Cash may become available for distribution to holders of GUC Trust Units in future periods. The amount of Distributable Cash and associated Dividend Cash set out above as “Distributable Assets” does not directly relate to Net Assets in Liquidation or any other number appearing in the GUC Trust’s financial statements prepared in accordance with U.S. GAAP.

As described above under the heading “—Disputed Claims,” as of September 30, 2016, there were approximately $31.9 billion in Allowed General Unsecured Claims. In respect of such claims, the GUC Trust had previously distributed in the aggregate 137,298,736 shares of New GM Common Stock, 124,817,263 New GM Series A Warrants and 124,817,263 New GM Series B Warrants and $133.5 million of Distributable Cash. In addition, the GUC Trust was obligated to distribute as of September 30, 2016, $114.0 million of Distributable Cash. Such amount includes $112.2 million of Distributable Cash that was distributable to holders of GUC Trust Units in respect of Excess GUC Trust Distributable Assets as of September 30, 2016.

Distributable Cash Set Aside from Distribution

Overview of Distributable Cash Set Aside from Distribution

In addition to distributions of Distributable Cash, which are reflected as reductions to the GUC Trust net assets in its financial statements, the GUC Trust also, from time to time, sets aside Distributable Cash for potential future appropriation to fund projected liquidation and administrative costs, as well as any potential income tax liabilities, including Dividend Taxes, Investment Income Taxes and Taxes on Distribution. Distributable Cash that is set aside from distribution by the GUC Trust is not deducted from the net assets in liquidation of the GUC Trust in its financial statements unless and until such set aside Distributable Cash is appropriated and expended. Distributable Cash set aside from distribution is segregated by the GUC Trust for such specific purposes and is not available for distribution to holders of GUC Trust Units or other claimants unless and to the extent that the GUC Trust later determines that the set aside Distributable Cash is no longer needed to fund those specific purposes.

This process is not related to, and is separate from, the process of recording any current and deferred income tax liabilities and reserves for expected costs of liquidation in the Statement of Net Assets in Liquidation, as a matter of financial reporting. As a matter of financial reporting, income tax liabilities and reserves for expected costs of liquidation must be determined in accordance with generally accepted accounting principles applicable to the GUC Trust. By contrast, the estimates of projected costs and potential liabilities for which the GUC Trust may set aside Distributable Cash are generally made on a more conservative (i.e., more inclusive) basis and include contingencies and may include amounts of potential income tax liabilities that are not permitted to be recognized under applicable accounting standards. See “Critical Accounting Policies—Income Taxes” and “Critical Accounting Policies and Estimates—Reserves for Expected Costs of Liquidation” above.

As of September 30, 2016, the distributable assets of the GUC Trust available for distribution to holders of GUC Trust Units consisted of Distributable Cash of approximately $577.5 million (including Dividend Cash), after deducting the amounts of Distributable Cash (including Dividend Cash) (i) set aside from distribution to fund additional projected liquidation and administrative costs of the GUC Trust (as described below under the headings “Set Aside Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes and Investment Income Taxes”) and (ii) set aside for distributions payable in respect of New Allowed General Unsecured Claims and Allowed General Unsecured Claims that were allowed in prior fiscal periods, but for which the holders of such claims had not yet supplied information required by the GUC Trust in order to effect the distributions to which they are entitled. Such Distributable Cash has been set aside for potential distribution in respect of current Disputed General Unsecured Claims and potential Term Loan Avoidance Action Claims. To the extent such claims are resolved in favor of the GUC Trust, Distributable Cash (including Dividend Cash) may become available for distribution to holders of GUC Trust Units in future periods.

Prior to the liquidation of all the GUC Trust’s holdings of New GM Securities in July and August 2015, New GM Securities were set aside to fund projected liquidation and administrative costs and potential income tax liabilities as described below.

Set Aside Calculations Relating to Projected Liquidation and Administrative Costs, Including Dividend Taxes and Investment Income Taxes

The GUC Trust Administrator reevaluates, on a quarterly basis, the amount of Distributable Cash (including Dividend Cash) needed to be set aside from distribution for purposes of funding projected liquidation and administrative costs, including any Dividend Taxes and Investment Income Taxes. This determination is made on a basis different than that used to calculate reserves for financial statement purposes. Under the current methodology, the amount to be set aside is equal to the estimates of unfunded projected liquidation and administrative costs (including any Dividend Taxes and Investment Income Taxes). Prior to the liquidation of all of the GUC Trust’s holdings of New GM Securities, estimates of unfunded projected liquidation and administrative costs (including any Dividend Taxes and Investment Income Taxes) were converted into the number of New GM Securities to be set aside from distribution by dividing such estimates by the trailing twelve-month average closing prices for the New GM Securities. A corresponding amount of Dividend Cash associated with the set-aside New GM Securities was also set aside from distribution.

For the quarter ended September 30, 2016, as a result of the standard quarterly reevaluations described above, the estimate of unfunded projected liquidation and administrative costs (including Dividend Taxes and Investment Income Taxes) was decreased by $4.7 million, which resulted in a corresponding decrease of $4.7 million in the needed set aside of Distributable Cash as compared with the Distributable Cash previously set aside from distribution. Such decrease in unfunded projected Wind-Down and Reporting Costs was primarily related to (a) the release of the set aside for Dividend Taxes and Investment Income Taxes of $2.4 million as of June 30, 2016, which is no longer estimated to be required as described below, and (b) a reduction in projected liquidation and administrative costs expected to be incurred over the longest estimate of the remaining liquidation period. Accordingly, as of September 30, 2016, the GUC Trust had set aside from distribution Distributable Cash of $41.4 million for the purposes of funding future projected liquidation and administrative costs of the GUC Trust. Such amount was sufficient to fully fund projected liquidation and administrative costs of the GUC Trust, as estimated by the GUC Trust Administrator at September 30, 2016.

Set Aside Calculations Relating to Potential Taxes on Distribution

In addition to reevaluating the amount of Distributable Cash (including Dividend Cash) to be set aside from distribution to fund projected liquidation and administrative costs, including any Dividend Taxes and Investment Income Taxes, the GUC Trust Administrator also reevaluates, on a quarterly basis, the amount of Distributable Cash needed to be set aside from distribution to fund potential income tax liabilities on net realized gains from the disposition of New GM Securities, which are referred to as Taxes on Distribution. The current methodology for calculating such set aside estimates potential Taxes on Distribution by applying the applicable U.S. federal income tax rate to net realized capital gains that are still subject to examination by the Internal Revenue Service, less current period tax deductible expenses and future tax deductible expenses. Such realized capital gains are computed using a tax basis for the New GM Securities based on the date of transfer of record ownership of the New GM Securities to the GUC Trust from MLC on December 15, 2011, and the tax basis of the New GM Common Stock received for the exercise of the New GM Warrants pursuant to the Liquidation Order. However, as a result of the application of Section 505(b) of the Bankruptcy Code, the GUC Trust’s federal income tax returns for the year ended March 31, 2016, and all prior years, are no longer subject to examination and no income taxes may be assessed for the year ended March 31, 2016, and all prior years. In addition, while the GUC Trust’s remaining capital losses (based on the tax basis of previously held New GM Securities for financial reporting purposes) and net operating losses are still subject to examination by the Internal Revenue Service in subsequent years if those losses are utilized, such utilization is not expected as a result of the sale of all New GM Securities in the year ended March 31, 2016, except potentially with respect to any recovery by the GUC Trust as a member of a settlement class related to a proposed settlement of a securities class action against New GM as described in Part II, Item 1 (“Legal Proceedings”), which is not estimable at this time. Accordingly, no income taxes are expected to be paid in the future, except potentially with respect to any income taxes due on any recovery on the proposed settlement of the securities class action against New GM, which is not estimable at this time. Any such recovery would only potentially generate an income tax liability in the unlikely event that the GUC Trust is required to recalculate its previously recognized capital gains and losses from the sale and distribution of New GM Securities in prior years using a tax basis determined on December 15, 2011 (when record ownership of the previously held New GM Securities transferred to the GUC Trust from MLC) rather than on March 31, 2011 (when beneficial ownership for a substantial majority of the previously held New GM Securities transferred to the GUC Trust from MLC). Further, if any income taxes on any such recovery were to become payable, it is anticipated that such income taxes would be funded from the proceeds of such recovery. As a result, the GUC Trust Administrator determined that no Distributable Cash should be set aside for potential Taxes on Distribution (or Dividend Taxes and Investment Income Taxes) at this time.

The GUC Trust’s calculation of the amount of any Distributable Cash needed to be set aside from distribution to fund such potential Taxes on Distribution was made using a different methodology than that used to calculate any current and deferred taxes for financial statement purposes. As described above, in estimating potential Taxes on Distribution, the current set aside methodology calculates realized capital gains using the tax basis of the New GM Securities on December 15, 2011. By contrast, in calculating any current and deferred taxes for purposes of financial reporting under applicable U.S. GAAP, the GUC Trust calculates realized capital gains using the tax basis of the New GM Securities for financial reporting purposes, which is based on the date of transfer of beneficial ownership of the New GM Securities to the GUC Trust from MLC (which occurred on March 31, 2011 for a substantial majority of the previously held New GM Securities).

For the quarter ended September 30, 2016, as a result of the quarterly reevaluation described above, estimates of Taxes on Distribution were decreased by $107.6 million, which resulted in a corresponding decrease in the amount of Distributable Cash set aside from distribution to fund projected Taxes on Distribution of the GUC Trust of $107.6 million as compared with the Distributable Cash previously set aside from distribution. Accordingly, as of September 30, 2016, no Distributable Cash was set aside from distribution for the purposes of funding potential Taxes on Distribution of the GUC Trust and there are no amounts required to be set aside at this time to fully fund potential Taxes on Distribution of the GUC Trust, as estimated by the GUC Trust Administrator at September 30, 2016.

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

GUC Trust Units

The following table presents the changes during the three months ended September 30, 2016, in the numbers of GUC Trust Units outstanding or which the GUC Trust was obligated to issue:

Trust Units
Outstanding or issuable at June 30, 2016	31,853,834
Issued during the period	76
Less: Issuable at beginning of period	(76)
Add: Issuable at end of period (1)	130

Outstanding or issuable at September 30, 2016 (2)	31,853,964

(1)	The number of GUC Trust Units issuable at any time represents GUC Trust Units issuable in respect of Allowed General Unsecured Claims that were newly allowed during the fiscal quarter.
(2)	The number of GUC Trust Units outstanding at any time represents GUC Trust Units issued in respect of Allowed General Unsecured Claims that were allowed in prior periods, including GUC Trust Units held by the GUC Trust for the benefit of (a) holders of Allowed General Unsecured Claims who had not yet supplied information required by the GUC Trust in order to effect the initial distribution to which they are entitled and (b) governmental entities that are precluded by applicable law from receiving distributions of GUC Trust Units.

Liquidity and Capital Resources

The GUC Trust’s sources of liquidity are principally the funds it holds for the payment of liquidation and administrative costs, and to a significantly lesser degree, the earnings on such funds invested by it. In addition, as a result of the liquidation of all the GUC Trust’s holdings of New GM Securities during the quarter ended September 30, 2015, the GUC Trust holds Distributable Cash for distribution to GUC Trust beneficiaries. The GUC Trust holds such funds primarily in U.S. Treasury bills, as permitted by the Plan and the GUC Trust Agreement.

During the six months ended September 30, 2016, the GUC Trust’s holdings of cash and cash equivalents increased approximately $1.2 million from approximately $4.4 million to approximately $5.6 million. The increase was primarily due to cash from the sale of marketable securities in excess of reinvestments of $11.3 million and interest income received on such marketable securities of $1.0 million, largely offset by cash paid for liquidation and administrative costs of $6.3 million, cash paid for Residual Wind-Down Claims of $4.7 million, and cash distributions of $0.1 million.

During the six months ended September 30, 2016, the funds invested by the GUC Trust in marketable securities decreased approximately $11.3 million, from approximately $661.1 million to approximately $649.8 million. The decrease was due primarily to a decrease in the funds reinvested in marketable securities during the period. The GUC Trust earned approximately $0.8 million in interest income on such investments during the period.

As of September 30, 2016, the GUC Trust held approximately $655.4 million in cash and cash equivalents and marketable securities. Of such amount, approximately $620.7 million relates to Distributable Cash (including Dividend Cash), a portion of which the GUC Trust Administrator is permitted to set aside from distribution and to appropriate with the approval of the Bankruptcy Court or Trust Monitor, as applicable, in order to fund additional costs and any income tax liabilities (including Dividend Taxes, Investment Income Taxes and Taxes on Distribution) as they become due. Included in Distributable Cash at September 30, 2016, is approximately $17.2 million of Dividend Cash. As described above, Dividend Cash will be distributed to holders of subsequently Resolved Allowed

Claims and GUC Trust Units in respect of Distributable Cash that they receive, except to the extent such dividends are in respect of Distributable Cash that is appropriated by the GUC Trust in accordance with the GUC Trust Agreement to fund the GUC Trust’s liquidation and administrative costs, any income tax liabilities or shortfalls in Residual Wind-Down Assets.

As of September 30, 2016, Distributable Cash (including Dividend Cash) held by the GUC Trust was set aside as follows: (a) $114.0 million for liquidating distributions payable as of that date, and (b) $41.4 million to fund projected liquidation and administrative costs. See “Net Assets in Liquidation—Distributable Assets” above.

In addition to Distributable Cash (including Dividend Cash), the GUC Trust held $34.6 million in cash and cash equivalents and marketable securities at September 30, 2016 representing funds held for payment of costs of liquidation and administration. Of that amount, approximately $25.4 million (comprising approximately $17.3 million of the remaining Residual Wind-Down Assets, approximately $7.8 million of the remaining Administrative Fund and approximately $0.3 million in remaining funds designated for the Indenture Trustee / Fiscal and Paying Agent Costs) is required by the GUC Trust Agreement to be returned, upon the winding-up of the GUC Trust, to the DIP Lenders to the extent such funds are not utilized to satisfy designated Wind-Down Costs, Residual Wind-Down Claims, Residual Wind-Down Costs, Avoidance Action Defense Costs and Indenture Trustee/Fiscal Paying Agent Costs. Cash and cash equivalents and marketable securities of $7.8 million remaining in the Administrative Fund have been designated for the satisfaction of certain specifically identified costs and liabilities of the GUC Trust, and such amounts may not be used for the payment of GUC Trust professionals’ fees and expenses or other Wind-Down Costs. Such amounts will not at any time be available for distribution to the holders of the GUC Trust Units. Subsequent to September 30, 2016, the GUC Trust Administrator determined to return $6.0 million of the remaining Administrative Fund to the DIP Lenders during November 2016. Such pending return is associated with a potential tax liability that the GUC Trust Administrator, in consultation with its Trust Professionals, had determined would not be incurred, and therefore would not be expended by the GUC Trust. The balance of cash and cash equivalents and marketable securities of approximately $9.2 million is available for the payment of certain reporting and administrative costs of the GUC Trust, and would be available in the future for distribution to the holders of the GUC Trust Units, if not otherwise used to satisfy those GUC Trust obligations. See “Functions and Responsibilities of the GUC Trust” above.

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

“Approval Order” means the opinion and order entered on August 24, 2016 by the Bankruptcy Court approving the settlement agreement reached by the Committee, the DIP Lenders and the Avoidance Action Trust concerning, among other things, the allocation of potential distributable recoveries from the Term Loan Avoidance Action.

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

“Other Administrative Cash” means the cash proceeds from the sale of any New GM Securities (or appropriation of Distributable Cash) that have been set aside from distribution to fund the current or projected liquidation and other administrative costs or income tax liabilities of the GUC Trust, plus any Dividend Cash related to any New GM Common Stock (or Distributable Cash) so sold (or appropriated).

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

“Remaining Disputed Claim” means the one remaining Disputed General Unsecured Claim as of September 30, 2016 of approximately $20.0 million to which the GUC Trust had objected.

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

“Taxes on Distribution” means federal income taxes incurred in respect of any capital gains realized upon the sale or distribution of New GM Securities to holders of Allowed General Unsecured Claims or GUC Trust Units.

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

On November 9, 2016, the Avoidance Action Trust filed a stipulation and proposed order that was signed by counsel to the Avoidance Action Trust, counsel to the Administrative Agent and counsel to certain defendants to the Term Loan Avoidance Action, which stipulation, if approved by the Bankruptcy Court, would have the effect of dismissing approximately $28.2 million in preference claims that were asserted by the Avoidance Action Trust in its amended complaint. As of the date hereof, the Bankruptcy Court has not yet entered the stipulation and proposed order.

The Term Loan Avoidance Action is currently governed by scheduling orders entered by the Bankruptcy Court. At a status conference before the Bankruptcy Court on September 28, 2016, the Bankruptcy Court scheduled a trial on a number of the key issues in the Term Loan Avoidance Action to commence on April 24, 2017.

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

The Avoidance Action Trust was established under the Plan and is independent of the GUC Trust. The proper beneficiaries of the proceeds of the Term Loan Avoidance Action has been a matter of dispute, with both the DIP Lenders and the Committee, on behalf of the holders of Allowed General Unsecured Claims, claiming sole rights to such proceeds. On June 6, 2011, the Committee commenced an adversary proceeding seeking a declaratory judgment that (i) the DIP Lenders are not entitled to any proceeds of the

Term Loan Avoidance Action and have no interests in the Avoidance Action Trust, and (ii) the holders of Allowed General Unsecured Claims have the exclusive right to receive any and all proceeds of the Term Loan Avoidance Action, and are the exclusive beneficiaries of the Avoidance Action Trust. On December 2, 2011, the Bankruptcy Court entered an order in favor of the Committee, denying the DIP Lenders’ motions to dismiss and for summary judgment. On December 16, 2011, the DIP Lenders appealed this and other related rulings and decisions of the Bankruptcy Court. On July 3, 2012, the District Court for the Southern District of New York vacated the Bankruptcy Court’s judgment and remanded the case to the Bankruptcy Court, with instructions for the Bankruptcy Court judge to dismiss the Committee’s complaint without prejudice for want of subject matter jurisdiction. On July 16, 2016, the Committee and the Avoidance Action Trust filed a motion with the Bankruptcy Court seeking, among other relief, approval of a settlement between the DIP Lenders and the Committee resolving their dispute about the entitlement to proceeds of the Term Loan Avoidance Action. On August 24, 2016, the Approval Order was entered by the Bankruptcy Court. Pursuant to the Approval Order, the Bankruptcy Court has now approved a settlement of this dispute according to which, after the repayment by the Avoidance Action Trust of certain cash advances, any distributable proceeds are to be allocated and paid as follows: 70% to holders of Allowed General Unsecured Claims and 30% to the DIP Lenders. The Approval Order remains subject to a pending appeal to the U.S. District Court for the Southern District of New York. Regardless of the outcome of the appeal, beneficial interests in the Avoidance Action Trust (if any) will remain with the DIP Lenders and the holders of Allowed General Unsecured Claims, rather than beneficiaries of GUC Trust Units.

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

In its quarterly report on Form 10-Q filed October 25, 2016, New GM also disclosed that, as of October 19, 2016, 100 putative class actions were pending against New GM in various federal and state trial courts in the United States seeking compensatory and other damages for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that, as of October 19, 2016, 286 actions were pending against New GM in various federal and state courts in the United States seeking compensatory and other damages for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these 286 cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions).

Since June 2014, 306 Recall-Related Actions have been transferred to the United States District Court of the Southern District of New York, or the MDL Court, and have been consolidated into a single case, case number 14-MD-2543 (JMF), or the MDL Proceeding. Since September 17, 2015, New GM has reached various agreements with certain personal injury claimants regarding possible settlement of their claims.

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

On September 14, 2016, the Second Circuit denied New GM’s petition for rehearing by the panel that issued the Threshold Issues Appeal Decision and by all of the active judges of the Second Circuit. New GM has said that it will pursue a petition for a writ of certiorari in the Supreme Court of the United States. That petition is currently due in mid-December 2016.

On September 30, 2016, the Second Circuit denied New GM’s request to stay the appellate court’s mandate. As a result, jurisdiction over the case was returned to the Bankruptcy Court. The parties have been discussing the issues that remain to be resolved in the Bankruptcy Court and are scheduled to appear before the Bankruptcy Court for a status conference on November 16, 2016.

Other Matters

In addition, the GUC Trust has been named a defendant in two actions by individual plaintiffs with separate personal claims against Old GM. One of these claimants is seeking, in light of the recalls by New GM, to overturn the terms of a previous settlement with Old GM for personal injuries/wrongful deaths that occurred prior to the Closing Date. Although the GUC Trust and New GM defeated an effort by that claimant to obtain relief in the Bankruptcy Court from her settlement, the claimant appealed that ruling to the United States District Court for the Southern District of New York. On June 21, 2016, the District Court affirmed the Bankruptcy Court’s order denying the claimant’s effort to obtain relief. The claimant has appealed the District Court’s ruling to the Second Circuit and filed her opening brief on October 18, 2016. The GUC Trust’s and New GM’s responses will be filed on or before January 17, 2017.

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

Other than the foregoing, during the quarter ended September 30, 2016, no material changes occurred with respect to any legal proceedings relating to the GUC Trust, as compared to the disclosures included in the GUC Trust’s prior filings with the Securities and Exchange Commission.

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

In its quarterly report on Form 10-Q filed October 25, 2016, New GM also disclosed that, as of October 19, 2016, 100 putative class actions were pending against New GM in various federal and state trial courts in the United States seeking compensatory and other damages for economic losses allegedly resulting from one or more of the recalls announced in 2014 and/or the underlying condition of vehicles covered by those recalls. Certain of these 100 cases, or the Ignition Switch Economic Loss Actions, concern the Ignition Switch Recall, certain other cases, or the Other Economic Loss Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Economic Loss Actions or Other Economic Loss Actions). In addition, New GM disclosed that, as of October 19, 2016, 286 actions were pending against New GM in various federal and state courts in the United States seeking compensatory and other damages for personal injury and other claims allegedly arising from accidents that occurred as a result of the underlying condition of the vehicles subject to the recalls initiated by New GM. Certain of these 286 cases, or the Ignition Switch Personal Injury Actions, concern the Ignition Switch Recall, certain other cases, or the Other Personal Injury Actions, concern recalls other than the Ignition Switch Recall, and yet others concern both the Ignition Switch Recall and one or more other recalls (such actions are described herein interchangeably as Ignition Switch Personal Injury Actions or Other Personal Injury Actions).

Since June 2014, 306 Recall-Related Actions have been transferred to the United States District Court of the Southern District of New York, or the MDL Court, and have been consolidated into a single case, case number 14-MD-2543 (JMF), or the MDL Proceeding. Since September 17, 2015, New GM has reached various agreements with certain personal injury claimants regarding possible settlement of their claims.

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

On September 14, 2016, Second Circuit denied New GM’s petition for rehearing by the panel that issued the Threshold Issues Appeal Decision and by all of the active judges of the Second Circuit. New GM has said that it will pursue a petition for a writ of certiorari in the Supreme Court of the United States. That petition is currently due in mid-December 2016.

On September 30, 2016, the Second Circuit denied New GM’s request to stay the appellate court’s mandate. As a result, jurisdiction over the case was returned to the Bankruptcy Court. The parties have been discussing the issues that remain to be resolved in the Bankruptcy Court and are scheduled to appear before the Bankruptcy Court for a status conference on November 16, 2016.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Motors Liquidation Company GUC Trust, for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Net Assets in Liquidation (Liquidation Basis) as of September 30, 2016 and March 31, 2016, (ii) Condensed Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three and six months ended September 30, 2016 and 2015, (iii) Condensed Statements of Cash Flows (Liquidation Basis) for the six months ended September 30, 2016 and 2015 and (iv) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2016

MOTORS LIQUIDATION COMPANY GUC TRUST

By:	Wilmington Trust Company, not in its individual capacity, but solely in its capacity as trust administrator and trustee of the Motors Liquidation Company GUC Trust

By:	/s/ David A. Vanaskey
Name:	David A. Vanaskey
Title:	Vice President of Wilmington Trust Company

EXHIBIT INDEX

Exhibit No.	Description

31	Section 302 Certification.

32	Section 906 Certification.

101	The following financial statements and notes thereto from the quarterly report on Form 10-Q of Motors Liquidation Company GUC Trust, for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Net Assets in Liquidation (Liquidation Basis) as of September 30, 2016 and March 31, 2016, (ii) Condensed Statements of Changes in Net Assets in Liquidation (Liquidation Basis) for the three and six months ended September 30, 2016 and 2015, (iii) Condensed Statements of Cash Flows (Liquidation Basis) for the six months ended September 30, 2016 and 2015 and (iv) Notes to Condensed Financial Statements.